Form 10-Q
period 1996-03-30
MOHAWK INDUSTRIES INC
filed 1996-05-07
CIK 851968

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

[Mark One]
[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 30, 1996

                                      OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to __________

                       Commission File Number:  01-19826


                            MOHAWK INDUSTRIES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            Delaware                                     52-1604305
(STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)



Post Office Box 12069, 160 South Industrial Boulevard, Calhoun, Georgia   30703
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:   (706) 629-7721


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                     Yes  X         No
                                                         ---           ---

The number of shares outstanding of the issuer's classes of capital stock as of May 1, 1996, the latest practicable date, is as follows: 34,350,572 shares of Common Stock, $.01 par value.

                            MOHAWK INDUSTRIES, INC.

                                     INDEX



                                                                   Page No.
                                                                   -------
Part I. Financial Information:

        Item 1. Financial Statements

              Condensed Consolidated Balance Sheets -
                March 30, 1996 and December 31, 1995                   3

              Condensed Consolidated Statements of Earnings -
                Three months ended March 30, 1996 and April 1, 1995    5

              Condensed Consolidated Statements of Cash Flows -
                Three months ended March 30, 1996 and April 1, 1995    6

              Notes to Condensed Consolidated Financial Statements     7

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                    9

Part II.  Other Information                                           10


                        PART I.  FINANCIAL INFORMATION

                         ITEM I.  FINANCIAL STATEMENTS

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                (In thousands)
                                  (Unaudited)


                                          March 30, 1996     December 31, 1995
                                          --------------     -----------------
Current assets:

    Receivables                                $194,891            177,778

    Inventories                                 335,929            299,191

    Prepaid expenses                             21,284             17,607

    Deferred income taxes                        12,858             12,858
                                               --------           --------

        Total current assets                    564,962            507,434
                                               --------           --------


Property, plant and equipment, at cost          476,642            471,048
Less accumulated depreciation and
      amortization                              166,225            153,082
                                               --------           --------

        Net property, plant and equipment       310,417            317,966
                                               --------           --------


Other assets                                     75,379             77,752
                                               --------           --------

        Total assets                           $950,758            903,152
                                               ========           ========


    See accompanying notes to condensed consolidated financial statements.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS, CONTINUED

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     (In thousands, except per share data)
                                  (Unaudited)


                                                                         March 30, 1996     December 31, 1995
                                                                         --------------     -----------------
Current liabilities:

    Current portion of long-term debt and note payable                   $      61,262             61,262
    Accounts payable and accrued expenses                                      221,732            201,372
                                                                         -------------        -----------
        Total current liabilities                                              282,994            262,634


Deferred income taxes                                                           21,742             21,742
Long-term debt                                                                 356,841            341,775
Other long-term liabilities                                                      1,979              2,098
                                                                         -------------        -----------
        Total liabilities                                                      663,556            628,249
                                                                         -------------        -----------


Stockholders' equity:
    Preferred stock, $.01 par value; 60,000 shares
      authorized; no shares issued                                                   -                 -
    Common stock, $.01 par value; 75,000 shares
      authorized; 34,406 and 34,394 shares issued
      in 1996 and 1995, respectively                                               344                344
    Additional paid-in capital                                                 129,514            122,747
    Retained earnings                                                          157,582            152,244
                                                                         -------------        -----------
                                                                               287,440            275,335
    Less:
       Treasury stock, at cost; 58 and 1,302 shares
        in 1996 and 1995, respectively                                               3                115
       Deferred compensation from stock option                                     235                317
                                                                         -------------        -----------

           Total stockholders' equity                                          287,202            274,903
                                                                         -------------        -----------

           Total liabilities and stockholder's equity                    $    950,758            903,152
                                                                         =============        ===========





    See accompanying notes to condensed consolidated financial statements.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                     (In thousands, except per share data)
                                  (Unaudited)


                                                      Three Months Ended
                                               -------------------------------
                                               March 30, 1996    April 1, 1995
                                               --------------    -------------

Net sales                                      $    383,667          378,761

Cost of sales                                       296,483          296,843
                                               ------------      -----------
        Gross profit                                 87,184           81,918

Selling, general and administrative expenses         69,139           65,263
                                               ------------      -----------
        Operating income                             18,045           16,655
                                               ------------      -----------

Other expense:
   Interest expense                                   8,491            9,024
   Other expense, net                                   731              603
                                               ------------      -----------
                                                      9,222            9,627
                                               ------------      -----------

        Earnings before income taxes                  8,823            7,028

Income taxes                                          3,485            2,721
                                               ------------      -----------

        Net earnings                           $      5,338            4,307
                                               ============      ===========

Earnings per common and common
   equivalent share                            $       0.16             0.13
                                               ============      ===========

Weighted average common and common
   equivalent shares outstanding                     34,099           33,687
                                               ============      ===========





    See accompanying notes to condensed consolidated financial statements.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                           Three Months Ended
                                                      -------------------------------
                                                      March 30, 1996    April 1, 1995
                                                      --------------    -------------

Cash flows from operating activities:
  Net earnings                                         $      5,338            4,307
  Adjustments to reconcile net earnings to net cash
     provided by operating activities:
      Depreciation and amortization                          13,829           14,874
      Provision for doubtful accounts                         2,497            1,799
      Changes in operating assets and liabilities,
        net of effect of acquisition:
          Receivables                                       (19,610)         (12,716)
          Inventories                                       (36,738)         (37,922)
          Accounts payable and accrued expenses              39,345           47,340
          Other assets and prepaid expenses                  (4,471)          (3,014)
          Other liabilities                                    (119)            (561)
                                                       ------------     ------------
             Net cash provided by operating activities           71           14,107
                                                       ------------     ------------

Cash flows from investing activities:
  Additions to property, plant and equipment, net            (5,824)         (10,789)
  Acquisition, net of cash acquired                               -          (43,874)
                                                       ------------     ------------
             Net cash used in investing activities           (5,824)         (54,663)
                                                       ------------     ------------

Cash flows from financing activities:
  Net change in revolving line of credit                     15,066           92,936
  Redemption of Galaxy indebtedness                               -          (44,487)
  Change in outstanding checks in excess of cash            (16,274)          (8,502)
  Common stock transactions                                   6,961              609
                                                       ------------     ------------
             Net cash provided by financing
                activities                                    5,753           40,556
                                                       ------------     ------------

             Net change in cash                                   -                -
Cash, beginning of year                                           -                -
                                                       ------------     ------------

Cash, end of period                                    $          -                -
                                                       ============     ============

Net cash paid (received) during the period for:
  Interest                                             $      9,400           10,550
                                                       ============     ============

  Income taxes                                         $      1,276           (7,579)
                                                       ============     ============


See accompanying notes to condensed consolidated financial statements.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (In thousands, except per share data)
                                  (Unaudited)

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1995 Annual Report filed on Form 10-K, as filed with the Securities and Exchange Commission, which includes consolidated financial statements for the fiscal year ended December 31, 1995.

The Company's earnings per share are computed by dividing net earnings by the weighted average common and common equivalent shares outstanding. Dilutive common stock options are included in the earnings per share calculation using the treasury stock method.

During the three months ended March 30, 1996, the Company recorded a direct increase in stockholders' equity of $6,735 as a result of the tax benefit from the exercise of stock options that were granted primarily in 1988 and 1989 in connection with the Company's 1988 leveraged buyout.

Certain prior year financial statement balances have been reclassified to conform with the current year's presentation.


2. Receivables

   Receivables are as follows:
                                               March 30, 1996  December 31, 1995
                                               --------------  -----------------
   Customers, trade                               $213,106           206,015
   Income tax receivable                             5,823             1,298
   Other                                             6,370             2,610
                                                  --------           -------

                                                   225,299           209,923
   Less allowance for discounts, returns,
          and doubtful accounts claims              30,408            32,145
                                                  --------           -------

     Net receivables                              $194,891           177,778
                                                  ========           =======


3. Inventories

   The components of inventories are as follows:
                                               March 30, 1996  December 31, 1995
                                               --------------  -----------------
   Finished goods                                 $176,612           165,137
   Work in process                                  55,374            47,125
   Raw materials                                   103,943            86,929
                                                  --------           -------

   Total inventories                              $335,929           299,191
                                                  ========           =======

                     (In thousands, except per share data)
                                  (Unaudited)

4. Other assets

   Other assets are as follows:
                                               March 30, 1996  December 31, 1995
                                               --------------  -----------------
   Goodwill, net of accumulated amortization
     of $4,478 and $4,108, respectively           $ 54,790           55,160

   Other assets                                     20,589           22,592
                                                  --------          -------

     Total other assets                           $ 75,379           77,752
                                                  ========          =======

5. Accounts payable and accrued expenses

   Accounts payable and accrued expenses are as follows:

                                               March 30, 1996  December 31, 1995
                                               --------------  -----------------

   Outstanding checks in excess of cash           $ 14,607           30,881
   Accounts payable, trade                         129,966           98,122
   Accrued expenses                                 59,434           53,574
   Accrued compensation                             17,725           18,795
                                                  --------          -------

     Total accounts payable and accrue            $221,732          201,372
                                                  ========          =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Quarter Ended March 30, 1996 As Compared With Quarter Ended April 1, 1995
- -------------------------------------------------------------------------

  Net sales for the quarter ended March 30, 1996 were $383.7 million, which represented an increase of 1% from the $378.8 million reported for the first quarter of 1995. This sales increase was achieved despite severe winter conditions in major areas of the country which slowed carpet sales for the industry overall.

  Gross profit for the first quarter of the current year was $87.2 million (22.7% of net sales). In the first quarter of 1995, gross profit was $81.9 million (21.6% of net sales). This increase is due to the manufacturing consolidations and raw material cost reductions in latex and polypropylene-based materials. The manufacturing consolidations include the closing of five residential manufacturing facilities during 1995 as well as the realignment of the remaining residential mills to better utilize the strengths of each mill. The Company's integration of the manufacturing, distribution and information systems areas is progressing as planned and has started contributing to the margin improvement. However, the price of polypropylene chips has increased slightly since the end of the current quarter.

  Selling, general and administrative expenses for the current quarter were $69.1 million (18.0% of net sales) compared to $65.3 million (17.2% of net sales) for the prior year's first quarter. The percentage increase was primarily due to higher sample costs which the Company believes are the result of increased dealer sample orders in response to a competitor's recent move into retail operations.

  Interest expense for the current period was $8.5 million compared to $9.0 million in the first quarter of 1995. The primary factors for the decrease were a reduction in debt levels and lower interest rates on the Company's revolving credit agreement.

  In the current period, income tax expense was $3.5 million, or 39.5% of earnings before income taxes. In the first quarter of 1995, income tax expense was $2.7 million, or 38.7% of earnings before income taxes. The primary reason for the lower effective tax rate in 1995 was certain nonrecurring deductions that were treated as permanent differences in 1995.


LIQUIDITY AND CAPITAL RESOURCES

  The Company's primary capital requirements are for working capital, capital expenditures and acquisitions. The Company's capital requirement needs are met through a combination of internally-generated funds, bank credit lines and credit terms from suppliers.

  The level of accounts receivable increased from $177.8 million at the beginning of 1996 to $194.9 million at March 30, 1996. The $17.1 million increase resulted primarily from seasonally higher sales volume in March as compared to December and an increase in the income tax receivable due to the exercise of nonqualified stock options by certain executives. Inventories rose from $299.2 million at the beginning of 1996 to $335.9 million at March 30, 1996, due to requirements to meet seasonal customer demand.

  Capital expenditures totaled $5.8 million in the first quarter of 1996 and were incurred primarily to modernize and expand manufacturing facilities and equipment. The Company's capital projects are primarily focused on increasing capacity, improving productivity and reducing costs. Capital spending for the remainder of 1996 is expected to approximate $50 million, the majority of which will be used to purchase equipment and expand existing plants.

IMPACT OF INFLATION

  Inflation affects the Company's manufacturing costs and operating expenses. The carpet industry has experienced moderate inflation in the prices of certain raw materials and outside processing for the last three years. The Company has generally passed along nylon fiber cost increases to its customers.

SEASONALITY

  The carpet business is seasonal, with the Company's second, third and fourth quarters typically producing higher net sales and operating income. By comparison, results for the first quarter tend to be the weakest. This seasonality is primarily attributable to consumer residential spending patterns and higher installation levels during the spring and summer months.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

  The Company is involved in routine litigation from time to time in the regular course of its business. Except as noted below, there are no material legal proceedings pending or known to be contemplated to which the Company is a party or to which any of its property is subject.

  In June 1994, the Company and several other carpet manufacturers received subpoenas to produce documents from a grand jury of the United States District Court in Atlanta. The subpoenas were requested by the Antitrust Division of the
U. S. Department of Justice in connection with an investigation of the industry. The Company believes that the results of this investigation will not have a material adverse impact on the financial condition of the Company.

  In December 1995, the Company and four other carpet manufacturers were added as defendants in a purported class action lawsuit, In re Carpet Antitrust Litigation, pending in the United States District Court for the Northern District of Georgia, Rome Division. The amended complaint alleges price fixing regarding polypropylene products in violation of Section One of the Sherman Act. The Company believes the lawsuit is without merit and intends to vigorously defend against it.

ITEM 2.  CHANGES IN SECURITIES

  None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

ITEM 5.  OTHER INFORMATION

  None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)    EXHIBITS

NO.                       DESCRIPTION
- ---    --------------------------------------------------------------------

11     Statement re:  Computation of Per Share Earnings

(B)    REPORTS ON FORM 8-K

  The Company filed a Current Report on Form 8-K, dated April 19, 1996, containing consolidated statement of operations data for the year and for each of the fiscal quarters in the year ended December 31, 1995 and balance sheet data as of December 31, 1995 and as of the end of each of the first three fiscal quarters in the year ended December 31, 1995, which reflects certain reclassifications to conform the 1995 presentation to that of 1996.

                                   SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       MOHAWK INDUSTRIES, INC.

Dated:  May 1, 1996               By:  /s/ David L. Kolb
                                       ----------------------------------------
                                       DAVID L. KOLB, Chairman of the Board and
                                       Chief Executive Officer (principal
                                       executive officer)

Dated:  May 1, 1996               By:  /s/ John D. Swift
                                       ----------------------------------------
                                       JOHN D. SWIFT, Chief Financial Officer,
                                       Vice President-Finance, Treasurer and
                                       Secretary (principal financial and
                                       accounting officer)

                                 EXHIBIT INDEX


NO.                       DESCRIPTION
- ---    --------------------------------------------------------------------

11     Statement re:  Computation of Per Share Earnings