Form 10-Q
period 1996-06-29
MOHAWK INDUSTRIES INC
filed 1996-08-02
CIK 851968

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

[Mark One]
[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 29, 1996

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

     Yes   x          No
         ------          -------

The number of shares outstanding of the issuer's classes of capital stock as of July 29, 1996, the latest practicable date, is as follows: 34,373,639 shares of Common Stock, $.01 par value.

                            MOHAWK INDUSTRIES, INC.

                                     INDEX


                                                                    Page No.
                                                                    -------
Part I.  Financial Information:

     Item 1. Financial Statements

        Condensed Consolidated Balance Sheets -
               June 29, 1996 and December 31, 1995                     3

        Condensed Consolidated Statements of Earnings -
               Three months ended June 29, 1996 and July 1, 1995       5

               Six months ended June 29, 1996 and July 1, 1995         6

        Condensed Consolidated Statements of Cash Flows -
               Six months ended June 29, 1996 and July 1, 1995         7

        Notes to Condensed Consolidated Financial Statements           8

      Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                     10


Part II.  Other Information                                           12

                        PART I.  FINANCIAL INFORMATION

                         ITEM I.  FINANCIAL STATEMENTS

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                (In thousands)
                                  (Unaudited)


                                             June 29, 1996  December 31, 1995
                                             -------------  -----------------
Current assets:

    Receivables                                   $228,322            177,778

    Inventories                                    326,202            299,191

    Prepaid expenses                                16,424             17,607

    Deferred income taxes                           12,858             12,858
                                                  --------            -------
        Total current assets                       583,806            507,434
                                                  --------            -------

Property, plant and equipment, at cost             506,554            471,048
Less accumulated depreciation and
 amortization                                      177,175            153,082
                                                  --------            -------
        Net property, plant and equipment          329,379            317,966
                                                  --------            -------
Other assets                                        81,673             77,752
                                                  --------            -------
    Total assets                                  $994,858            903,152
                                                  ========            =======


    See accompanying notes to condensed consolidated financial statements.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS, CONTINUED

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     (In thousands, except per share data)
                                  (Unaudited)


                                                           June 29, 1996  December 31, 1995
                                                           -------------  -----------------

Current liabilities:

 Current portion of long-term debt and notes payable       $      81,089             61,262
 Accounts payable and accrued expenses                           229,761            201,372
                                                           -------------  -----------------
    Total current liabilities                                    310,850            262,634


Deferred income taxes                                             21,742             21,742
Long-term debt                                                   353,247            341,775
Other long-term liabilities                                        5,063              2,098
                                                           -------------  -----------------
    Total liabilities                                            690,902            628,249
                                                           -------------  -----------------

Stockholders' equity:
 Preferred stock, $.01 par value; 60,000 shares
  authorized; no shares issued                                         -                  -
 Common stock, $.01 par value; 75,000 shares
  authorized; 34,372 and 34,394 shares issued
  in 1996 and 1995, respectively                                     344                344
 Additional paid-in capital                                      129,792            122,747
 Retained earnings                                               173,977            152,244
                                                           -------------  -----------------
                                                                 304,113            275,335
 Less:
   Treasury stock, at cost; 1,302 shares in 1995                       -                115
   Deferred compensation from stock options                          157                317
                                                           -------------  -----------------
     Total stockholders' equity                                  303,956            274,903
                                                           -------------  -----------------
     Total liabilities and stockholders' equity            $     994,858            903,152
                                                           =============  =================



    See accompanying notes to condensed consolidated financial statements.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                     (In thousands, except per share data)
                                  (Unaudited)


                                                                    Three Months Ended
                                                             ------------------------------
                                                             June 29, 1996     July 1, 1995
                                                             -------------     ------------

Net sales                                                     $   474,552          429,241

Cost of sales                                                     357,438          335,144
                                                              -----------       ----------
        Gross profit                                              117,114           94,097
Selling, general and administrative expenses                       80,213           69,356
Restructuring costs                                                     -            2,674
Carrying value reduction of property, plant and equipment               -            2,711
                                                              -----------       ----------
        Operating income                                           36,901           19,356
                                                              -----------       ----------

Other expense:
   Interest expense                                                 8,691            9,454
   Other expense, net                                               1,114              738
                                                              -----------       ----------
                                                                    9,805           10,192
                                                              -----------       ----------

        Earnings before income taxes                               27,096            9,164

Income taxes                                                       10,701            3,545
                                                              -----------       ----------

        Net earnings                                          $    16,395            5,619
                                                              ===========       ==========
Earnings per common and common
   equivalent share                                           $      0.48             0.17
                                                              ===========       ==========
Weighted average common and common
   equivalent shares outstanding                                   34,514           33,747
                                                              ===========       ==========










    See accompanying notes to condensed consolidated financial statements.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                     (In thousands, except per share data)
                                  (Unaudited)


                                                                        Six Months Ended
                                                                ------------------------------
                                                                 June 29, 1996    July 1, 1995
                                                                --------------   -------------
Net sales                                                            $858,219       808,002

Cost of sales                                                         653,921       631,987
                                                                     --------       -------
        Gross profit                                                  204,298       176,015

Selling, general and administrative expenses                          149,352       134,619
Restructuring costs                                                         -         2,674
Carrying value reduction of property, plant and equipment                   -         2,711
                                                                     --------       -------
        Operating income                                               54,946        36,011
                                                                     --------       -------
Other expense:
   Interest expense                                                    17,182        18,478
   Other expense, net                                                   1,845         1,341
                                                                     --------       -------
                                                                       19,027        19,819
                                                                     --------       -------

        Earnings before income taxes                                   35,919        16,192

Income taxes                                                           14,186         6,266
                                                                     --------       -------

        Net earnings                                                 $ 21,733         9,926
                                                                     ========       =======

Earnings per common and common
   equivalent share                                                  $   0.63          0.29
                                                                     ========       =======

Weighted average common and common
   equivalent shares outstanding                                       34,306        33,717
                                                                     ========       =======



    See accompanying notes to condensed consolidated financial statements.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)



                                                                           Six Months Ended
                                                                     -----------------------------
                                                                     June 29, 1996    July 1, 1995
                                                                     -------------    ------------

Cash flows from operating activities:
  Net earnings                                                              $ 21,733         9,926
  Adjustments to reconcile net earnings to net cash
     provided by operating activities:
      Depreciation and amortization                                           27,061        28,295
      Provision for doubtful accounts                                          6,315         3,769
      Carrying value reduction of property, plant and equipment                    -         2,711
      Changes in operating assets and liabilities, net of effect of acquisition:
          Receivables                                                        (62,889)      (19,331)
          Inventories                                                        (27,011)      (12,020)
          Accounts payable and accrued expenses                               48,814        21,611
          Other assets and prepaid expenses                                     (343)          816
          Other liabilities                                                     (123)       (9,577)
                                                                            --------       -------
             Net cash provided by operating activities                        13,557        26,200
                                                                            --------       -------

Cash flows from investing activities:
  Additions to property, plant and equipment, net                            (16,350)      (25,471)
  Acquisition, net of cash acquired                                                -       (43,982)
                                                                            --------       -------
             Net cash used in investing activities                           (16,350)      (69,453)
                                                                            --------       -------

Cash flows from financing activities:
  Net change in revolving line of credit                                      17,999        98,737
  Payments on term loans                                                      (7,900)       (4,250)
  Redemption of Galaxy indebtedness                                                -       (44,487)
  Change in outstanding checks in excess of cash                             (14,626)       (7,212)
  Common stock transactions                                                    7,320           465
                                                                            --------       -------
             Net cash provided by financing activities                         2,793        43,253
                                                                            --------       -------
             Net change in cash                                                    -             -
Cash, beginning of year                                                            -             -
                                                                            --------       -------
Cash, end of period                                                         $      -             -
                                                                            ========       =======
Net cash paid (received) during the period for:
  Interest                                                                  $ 15,392        17,321
                                                                            ========       =======
  Income taxes                                                              $  6,616        (5,376)
                                                                            ========       =======

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

During the six months ended June 29, 1996, the Company recorded a direct increase in stockholders' equity of $6,809 as a result of the tax benefit from the exercise of stock options that were granted primarily in 1988 and 1989 in connection with the Company's 1988 leveraged buyout.

Certain prior year financial statement balances have been reclassified to conform with the current year's presentation.

2.   Receivables

      Receivables are as follows:

                                                       June 29, 1996  December 31, 1995
                                                       -------------  -----------------

      Customers, trade                                      $254,829            206,015
      Income tax receivable                                      714              1,298
      Other                                                    4,144              2,610
                                                            --------            -------
                                                             259,687            209,923
      Less allowance for discounts, returns, claims
       and doubtful accounts                                  31,365             32,145
                                                            --------            -------

        Net receivables                                     $228,322            177,778
                                                            ========            =======


3.   Inventories

      The components of inventories are as follows:

                                                       June 29, 1996  December 31, 1995
                                                       -------------  -----------------
        Finished goods                                      $173,458            165,137
        Work in process                                       45,025             47,125
        Raw materials                                        107,719             86,929
                                                            --------            -------
        Total inventories                                   $326,202            299,191
                                                            ========            =======

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                     (In thousands, except per share data)
                                  (Unaudited)

4.     Other assets

       Other assets are as follows:
                                                           June 29, 1996  December 31, 1995
                                                           -------------  -----------------
      Goodwill, net of accumulated amortization of
       $4,851 and $4,108, respectively                     $      54,417             55,160

        Other assets                                              27,256             22,592
                                                           -------------  -----------------

           Total other assets                              $      81,673             77,752
                                                           =============  =================

5.    Accounts payable and accrued expenses

      Accounts payable and accrued expenses are as follows:

                                                           June 29, 1996  December 31, 1995
                                                           -------------  -----------------
     Outstanding checks in excess of cash                  $      16,225             30,881
     Accounts payable, trade                                     133,426             98,122
     Accrued expenses                                             65,889             53,574
     Accrued compensation                                         14,221             18,795
                                                           -------------  -----------------
           Total accounts payable and accrued expenses     $     229,761            201,372
                                                           =============  =================

6.    Notes payable and long-term debt

On June 6, 1996, the Company amended and restated its revolving credit agreement to decrease its credit availability from $300,000 to $250,000 due to decreasing external financing needs.

During the second quarter of 1996, the Company acquired certain equipment, primarily used for the extrusion of polypropylene yarn, valued at $21,200 in exchange for a promissory note due in April 1997. The promissory note pays interest at a variable rate that ranges from 0.25% to 0.875% above LIBOR.

7.    Nonrecurring costs

During the second quarter of 1995, the Company recorded restructuring costs to operating income of $2,674 related to employee termination benefits, relocating inventories and equipment and other costs associated with certain mill closings. In connection with the adoption of FAS No. 121, the Company also recorded an impairment loss to operating income of $2,711 during the second quarter of 1995 for the write-down of property, plant and equipment to be disposed of related to these mill closings. The after-tax effect of the restructuring costs and the impairment loss for the three months and six months ended July 1, 1995 was $3,301, or $0.10 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Quarter Ended June 29, 1996 As Compared With Quarter Ended July 1, 1995
- -----------------------------------------------------------------------

  Net sales for the quarter ended June 29, 1996 were $474.6 million, which represented an increase of 11% from the $429.2 million reported for the second quarter of 1995. This sales increase was attributable to an improvement in the Company's market share and an acceleration of customer orders from the third quarter. The Company believes the customers accelerated orders in anticipation of a July 1996 price increase which was in response to fiber cost increases.

  Gross profit for the second quarter of the current year was $117.1 million (24.7% of net sales). In the second quarter of 1995, gross profit was $94.1 million (21.9% of net sales). This change is due to increased sales, manufacturing improvements from restructuring the residential operations, raw material cost reductions in latex and polypropylene-based materials, higher production levels resulting in better absorption of fixed costs and other manufacturing improvements. The manufacturing consolidations include the closing of five residential manufacturing facilities during 1995 as well as the realignment of the remaining residential mills to better utilize the strengths of each mill. The Company's integration of the manufacturing, distribution and information systems areas is progressing as planned and has started contributing to the margin improvement.

  Selling, general and administrative expenses for the current quarter were $80.2 million (16.9% of net sales) compared to $69.4 million (16.2% of net sales) for the prior year's second quarter. The percentage increase was primarily due to higher sample costs, which the Company believes are the result of increased dealer sample orders in response to a competitor's recent move into retail operations, and a higher provision for bad debts.

  Interest expense for the current period was $8.7 million compared to $9.5 million in the second quarter of 1995. The primary factors for the decrease were a reduction in debt levels and lower interest rates on the Company's revolving credit agreement.

  In the current period, income tax expense was $10.7 million, or 39.5% of earnings before income taxes. In the second quarter of 1995, income tax expense was $3.5 million, or 38.7% of earnings before income taxes. The primary reason for the lower effective tax rate in 1995 was certain nonrecurring deductions that were treated as permanent differences in 1995.

Six Months Ended June 29, 1996 As Compared With Six Months Ended July 1, 1995
- -----------------------------------------------------------------------------

  Net sales for the six months ended June 29, 1996 were $858.2 million, which represented an increase of 6% from the $808.0 million reported for the first six months of 1995. This sales increase was primarily attributable to the growth achieved in the second quarter of 1996.

  Gross profit for the first half of the current year was $204.3 million (23.8% of net sales). In the first half of 1995, gross profit was $176.0 million (21.8% of net sales). This increase is due to increased sales, manufacturing improvements from restructuring the residential operations, raw material cost reductions in latex and polypropylene-based materials, higher production levels resulting in better absorption of fixed costs and other manufacturing improvements. The manufacturing consolidations include the closing of five residential manufacturing facilities during 1995 as well as the realignment of the remaining residential mills to better utilize the strengths of each mill. The Company's integration of the manufacturing, distribution and information systems areas is progressing as planned and has started contributing to the margin improvement.

  Selling, general and administrative expenses for the first six months of the current year were $149.4 million (17.4% of net sales) compared to $134.6 million (16.7% of net sales) for the prior year's first six months. The percentage increase was primarily due to higher sample costs, which the Company believes are the result of increased dealer sample orders in response to a competitor's recent move into retail operations, and a higher provision for bad debts.

  During the second quarter of 1995, the Company recorded restructuring costs of $2.7 million related to employee termination benefits, relocating inventories and equipment and other costs associated with certain mill closings. In connection with the adoption of FAS No. 121, the Company also recorded an impairment loss to operating income of $2.7 million during the second quarter of 1995 for the write-down of property, plant and equipment to be disposed of related to these mill closings. The after-tax effect of the restructuring costs and the impairment loss for the three months and six months ended July 1, 1995 was $3.3 million, or $0.10 per share.

  Interest expense for the current period was $17.2 million compared to $18.5 million in the first six months of 1995. The primary factors for the decrease were a reduction in debt levels and lower interest rates on the Company's revolving credit agreement.

  In the current period, income tax expense was $14.2 million, or 39.5% of earnings before income taxes. In the first half of 1995, income tax expense was $6.3 million, or 38.7% of earnings before income taxes. The primary reason for the lower effective tax rate in 1995 was certain nonrecurring deductions that were treated as permanent differences in 1995.


LIQUIDITY AND CAPITAL RESOURCES

  The Company's primary capital requirements are for working capital, capital expenditures and acquisitions. The Company's capital needs are met through a combination of internally-generated funds, bank credit lines and credit terms from suppliers. On June 6, 1996, the Company amended and restated its revolving credit agreement to decrease its credit availability from $300 million to $250 million due to decreasing external financing needs.


  The level of accounts receivable increased from $177.8 million at the beginning of 1996 to $228.3 million at June 29, 1996. The $50.5 million increase resulted primarily from seasonally higher sales volume in June as compared to December. Inventories rose from $299.2 million at the beginning of 1996 to $326.2 million at June 29, 1996, due to requirements to meet seasonal customer demand.

  Capital expenditures totaled $37.6 million in the first half of 1996, which included $21.2 million of equipment used primarily for the extrusion of polypropylene yarn that was acquired in a noncash transaction in exchange for a promissory note due in April 1997. The promissory note pays interest at a variable rate that ranges from 0.25% to 0.875% above LIBOR. The capital expenditures were incurred primarily to modernize and expand manufacturing facilities and equipment. The Company's capital projects are primarily focused on increasing capacity, improving productivity and reducing costs. Capital spending for the remainder of 1996 is expected to approximate from $17.4 to $27.4 million, the majority of which will be used to purchase equipment and expand existing plants.

  Some of the statements contained in this document are forward looking statements that involve risks and uncertainties. A variety of factors could cause actual results to differ materially from those anticipated, some of which are market conditions in the carpet industry, raw material prices, timing of capital expenditures and other risk factors that are discussed from time to time in the Company's SEC reports.

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

  In December 1995, the Company and four other carpet manufacturers were added as defendants in a purported class action lawsuit, In re Carpet Antitrust Litigation, pending in the United States District Court for the Northern District of Georgia, Rome Division. The amended complaint alleges price fixing regarding polypropylene products in violation of Section One of the Sherman Act. The Company is a party to a lawsuit captioned Gaehwiler v. Sunrise Carpet Industries, Inc. et. al. which was filed in the Superior Court of the State of California, City and County of San Francisco on May 17, 1996. The Gaehwiler complaint is brought on behalf of a purported class of indirect purchasers of carpet in the State of California and seeks damages for alleged violations of California antitrust and unfair competition laws. The Company believes both of these lawsuits are without merit and intends to vigorously defend against them.

ITEM 2.  CHANGES IN SECURITIES

  None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Annual Meeting of Stockholders was held on May 23, 1996, at which time stockholders were asked to elect a class of Directors to serve a three-year term beginning in 1996. Messrs. Jeffrey S. Lorberbaum and Robert N. Pokelwaldt were elected as Directors of the Company for a term expiring in 1999. Mr. Lorberbaum was elected by stockholders owning 26,810,504 shares of common stock, with stockholders owning 20,347 shares withholding authority. Mr. Pokelwaldt was elected by stockholders owning 26,809,910 shares of common stock, with stockholders owning 20,941 shares withholding authority. Messrs. David L. Kolb, Leo Benatar, Bruce C. Bruckmann, Alan S. Lorberbaum and Larry W. McCurdy continued their terms of office as Directors.

ITEM 5.  OTHER INFORMATION

  None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

NO.                 DESCRIPTION
- ---  -------------------------------------------------------------------------
11   Statement re:  Computation of Per Share Earnings
27   Financial Data Schedule

(B)  REPORTS ON FORM 8-K

     None.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                MOHAWK INDUSTRIES, INC.



Dated:    July 30, 1996         By: /s/ David L. Kolb
                                ----------------------------------------------
                                DAVID L. KOLB, Chairman of the Board and Chief
                                Executive Officer (principal executive officer)



Dated:    July 30, 1996         By: /s/ John D. Swift
                                ----------------------------------------
                                JOHN D. SWIFT, Chief Financial Officer,
                                Vice President-Finance and Assistant Secretary
                                (principal financial and accounting officer)

                                 EXHIBIT INDEX


NO.                       DESCRIPTION
- ---  -----------------------------------------------------

11   Statement re:  Computation of Per Share Earnings

27   Financial Data Schedule