Form 10-Q
period 1996-09-28
MOHAWK INDUSTRIES INC
filed 1996-11-12
CIK 851968

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

[Mark One]
[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 28, 1996

                                      OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the transition period from             to
                                           -----------    ----------

                       Commission File Number:  01-19826


                            MOHAWK INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)


                  Delaware                                    52-1604305
(State or other jurisdiction of incorporation             (I.R.S. Employer
              or organization)                            Identification No.)

Post Office Box 12069, 160 South Industrial                    30703
        Boulevard, Calhoun, Georgia
    (Address of principal executive offices)                 (Zip Code)


      Registrant's telephone number, including area code:   (706) 629-7721



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                     Yes   X          No
                                                         ------          -----

The number of shares outstanding of the issuer's classes of capital stock as of November 5, 1996, the latest practicable date, is as follows: 34,460,484 shares of Common Stock, $.01 par value.

                            MOHAWK INDUSTRIES, INC.

                                     INDEX


                                                                  Page No.
                                                                  -------

Part I.  Financial Information:
         Item 1. Financial Statements

           Condensed Consolidated Balance Sheets -
               September 28, 1996 and December 31, 1995                 3

           Condensed Consolidated Statements of Earnings -
               Three months ended September 28, 1996 and
               September 30, 1995                                       5

               Nine months ended September 28, 1996 and
               September 30, 1995                                       6

           Condensed Consolidated Statements of Cash Flows -
               Nine months ended September 28, 1996 and
               September 30, 1995                                       7

           Notes to Condensed Consolidated Financial Statements         8

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                   11

Part II. Other Information                                             13

                         PART I. FINANCIAL INFORMATION

                         ITEM I. FINANCIAL STATEMENTS

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                (In thousands)
                                  (Unaudited)

                                            September 28, 1996             December 31, 1995
                                          -----------------------        ----------------------
Current assets:

    Receivables                           $              258,803                       177,778

    Inventories                                          328,034                       299,191

    Prepaid expenses                                      18,131                        17,607

    Deferred income taxes                                 12,858                        12,858
                                          -----------------------        ----------------------

        Total current assets                             617,826                       507,434
                                          -----------------------        ----------------------


Property, plant and equipment, at cost                   522,150                       471,048
Less accumulated depreciation and
      amortization                                       191,612                       153,082
                                          -----------------------        ----------------------

        Net property, plant and equipment                330,538                       317,966
                                          -----------------------        ----------------------


Other assets                                              76,451                        77,752
                                          -----------------------        ----------------------

        Total assets                      $            1,024,815                       903,152
                                          =======================        ======================

    See accompanying notes to condensed consolidated financial statements.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS, CONTINUED

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                  September 28, 1996             December 31, 1995
                                                                  ------------------             -----------------
Current liabilities:

  Current portion of long-term debt and notes payable             $           41,822                        61,262
  Accounts payable and accrued expenses                                      235,400                       201,372
                                                                  ------------------             -----------------
    Total current liabilities                                                277,222                       262,634


Deferred income taxes                                                         21,742                        21,742
Long-term debt                                                               400,911                       341,775
Other long-term liabilities                                                    5,073                         2,098
                                                                  ------------------             -----------------
    Total liabilities                                                        704,948                       628,249
                                                                  ------------------             -----------------


Stockholders' equity:
  Preferred stock, $.01 par value; 60,000 shares
    authorized; no shares issued                                                   -                             -
  Common stock, $.01 par value; 75,000 shares
    authorized; 34,442 and 34,394 shares issued
    in 1996 and 1995, respectively                                               344                           344
  Additional paid-in capital                                                 130,824                       122,747
  Retained earnings                                                          188,777                       152,244
                                                                  ------------------             -----------------
                                                                             319,945                       275,335
  Less:
    Treasury stock, at cost; 1,302 shares in 1995                                  -                           115
    Deferred compensation from stock options                                      78                           317
                                                                  ------------------             -----------------

      Total stockholders' equity                                             319,867                       274,903
                                                                  ------------------             -----------------

      Total liabilities and stockholders' equity                  $        1,024,815                       903,152
                                                                  ==================             =================







    See accompanying notes to condensed consolidated financial statements.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                           Three Months Ended
                                                           ---------------------------------------------------
                                                            September 28, 1996           September 30, 1995
                                                           ---------------------        ----------------------
Net sales                                                  $            471,199                       425,594

Cost of sales                                                           361,870                       330,683
                                                           ---------------------        ----------------------
        Gross profit                                                    109,329                        94,911

Selling, general and administrative expenses                             74,782                        72,345
Restructuring costs                                                           -                         2,936
Carrying value reduction of property, plant and equipment                 1,350                             -
                                                           ---------------------        ----------------------
        Operating income                                                 33,197                        19,630
                                                           ---------------------        ----------------------

Other expense:
   Interest expense                                                       7,944                         8,603
   Other expense, net                                                       795                           212
                                                           ---------------------        ----------------------
                                                                          8,739                         8,815
                                                           ---------------------        ----------------------

        Earnings before income taxes                                     24,458                        10,815

Income taxes                                                              9,658                         4,186
                                                           ---------------------        ----------------------

        Net earnings                                       $             14,800                         6,629
                                                           =====================        ======================

Earnings per common and common
   equivalent share                                        $               0.43                          0.20
                                                           =====================        ======================

Weighted average common and common
   equivalent shares outstanding                                         34,823                        33,994
                                                           =====================        ======================

    See accompanying notes to condensed consolidated financial statements.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                                        Nine Months Ended
                                                                           -----------------------------------------------
                                                                           September 28, 1996          September 30, 1995
                                                                           ------------------          -------------------
Net sales                                                                  $       1,329,418                    1,233,596

Cost of sales                                                                      1,015,791                      962,670
                                                                           ------------------          -------------------
     Gross profit                                                                    313,627                      270,926

Selling, general and administrative expenses                                         224,134                      206,964
Restructuring costs                                                                       -                         5,610
Carrying value reduction of property, plant and equipment                              1,350                        2,711
                                                                           ------------------          -------------------
     Operating income                                                                 88,143                       55,641
                                                                           ------------------          -------------------

Other expense:
  Interest expense                                                                    25,126                       27,081
  Other expense, net                                                                   2,640                        1,553
                                                                           ------------------           -------------------
                                                                                      27,766                        28,634
                                                                           ------------------           -------------------

     Earnings before income taxes                                                     60,377                        27,007

Income taxes                                                                          23,844                        10,452
                                                                           ------------------           -------------------

     Net earnings                                                          $          36,533                        16,555
                                                                           ==================           ===================

Earnings per common and common
  equivalent share                                                         $            1.06                          0.49
                                                                           ==================           ===================

Weighted average common and common
  equivalent shares outstanding                                                       34,479                        33,809
                                                                           ==================           ===================

See accompanying notes to condensed consolidated financial statements.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                   Nine Months Ended
                                                                   ---------------------------------------------------
                                                                    September 28, 1996            September 30, 1995
                                                                   ---------------------         ---------------------

Cash flows from operating activities:
  Net earnings                                                      $            36,533                        16,555
  Adjustments to reconcile net earnings to net cash
     provided by operating activities:
      Depreciation and amortization                                              41,375                        40,991
      Provision for doubtful accounts                                             8,939                         5,514
      Carrying value reduction of property, plant and equipment                   1,350                         2,711
      Changes in operating assets and liabilities, net of effect of acquisition:
          Receivables                                                           (95,994)                      (11,282)
          Inventories                                                           (28,843)                       (6,857)
          Accounts payable and accrued expenses                                  38,793                        49,238
          Other assets and prepaid expenses                                      (1,592)                        4,825
          Other liabilities                                                        (112)                       (9,638)
                                                                   ---------------------         ---------------------
             Net cash provided by operating activities                              449                        92,057
                                                                   ---------------------         ---------------------

Cash flows from investing activities:
  Additions to property, plant and equipment, net                               (28,952)                      (33,257)
  Acquisition, net of cash acquired                                                   -                       (44,000)
                                                                   ---------------------------------------------------
             Net cash used in investing activities                              (28,952)                      (77,257)
                                                                   ---------------------         ---------------------

Cash flows from financing activities:
  Net change in revolving line of credit                                         26,536                        43,152
  Payments on term loans                                                         (8,040)                       (5,081)
  Redemption of Galaxy indebtedness                                                   -                       (44,487)
  Change in outstanding checks in excess of cash                                  1,576                       (12,546)
  Common stock transactions                                                       8,431                         4,162
                                                                   ---------------------         ---------------------
             Net cash provided by (used in) financing activities                 28,503                       (14,800)
                                                                   ---------------------         ---------------------

             Net change in cash                                                       -                             -
Cash, beginning of year                                                               -                             -
                                                                   ---------------------------------------------------

Cash, end of period                                                 $                 -                             -
                                                                   ===================================================

Net cash paid (received) during the period for:
  Interest                                                          $            25,417                        27,979
                                                                   =====================         =====================

  Income taxes                                                      $            18,187                          (331)
                                                                   =====================         =====================

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

During the nine months ended September 28, 1996, the Company recorded a direct increase in stockholders' equity of $7,158 as a result of the tax benefit from the exercise of stock options that were granted primarily in 1988 and 1989 in connection with the Company's 1988 leveraged buyout.

Certain prior year financial statement balances have been reclassified to conform with the current year's presentation.


2.  Receivables

    Receivables are as follows:

                                                               September 28, 1996             December 31, 1995
                                                             -----------------------         ---------------------
      Customers, trade                                       $              287,402                       206,015
      Income tax receivable                                                   3,001                         1,298
      Other                                                                   3,311                         2,610
                                                             -----------------------         ---------------------

                                                                            293,714                       209,923
      Less allowance for discounts, returns, claims
                  and doubtful accounts                                      34,911                        32,145
                                                             -----------------------         ---------------------

        Net receivables                                      $              258,803                       177,778
                                                             =======================         =====================

3.  Inventories

    The components of inventories are as follows:

                                                               September 28, 1996             December 31, 1995
                                                             -----------------------         ---------------------
        Finished goods                                       $              172,459                       165,137
        Work in process                                                      48,228                        47,125
        Raw materials                                                       107,347                        86,929
                                                             -----------------------         ---------------------

        Total inventories                                    $              328,034                       299,191
                                                             =======================         =====================

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                     (In thousands, except per share data)
                                  (Unaudited)

4.  Other assets

    Other assets are as follows:

                                                                    September 28, 1996            December 31, 1995
                                                                  -----------------------        ---------------------
        Goodwill, net of accumulated amortization of
          $5,219 and $4,108, respectively                         $               54,049                       55,160

        Other assets                                                              22,402                       22,592
                                                                  -----------------------        ---------------------

           Total other assets                                     $               76,451                       77,752
                                                                  =======================        =====================

5.  Accounts payable and accrued expenses

    Accounts payable and accrued expenses are as follows:

                                                                    September 28, 1996            December 31, 1995
                                                                  -----------------------        ---------------------
        Outstanding checks in excess of cash                      $               32,457                       30,881
        Accounts payable, trade                                                  115,341                       98,122
        Accrued expenses                                                          72,292                       53,574
        Accrued compensation                                                      15,310                       18,795
                                                                      -------------------        ---------------------

           Total accounts payable and accrued expenses            $              235,400                      201,372
                                                                  =======================        =====================

6.  Notes payable and long-term debt

In June 1996, the Company amended and restated its revolving credit agreement to decrease its credit availability from $300,000 to $250,000 due to decreasing external financing needs.

During the second quarter of 1996, the Company acquired certain equipment, primarily used for the extrusion of polypropylene yarn, valued at $21,200 in exchange for a promissory note due in April 1997. The promissory note pays interest at a variable rate that ranges from 0.25% to 0.875% above LIBOR.


7.  Nonrecurring costs

In the third quarter of 1996, the Company recorded a charge of $1,350 arising from a revision in the estimate of fair value of certain land, buildings and equipment based on current market conditions related to the mill closings that occurred in 1995. The after-tax effect of the charge for the three months and nine months ended September 28, 1996 was $817, or $0.02 per share.

During the three months and nine months ended September 30, 1995, the Company recorded restructuring costs of $2,936 and $5,610, respectively, related to employee termination benefits, relocating inventories and equipment and other costs associated with certain mill closings. In connection with the adoption of FAS No. 121, the Company also recorded an impairment loss of $2,711 during the nine months ended September 30, 1995 for the write-down of property, plant and equipment to be disposed of related to these mill closings. The after-tax effect of the restructuring costs and the impairment loss for the three months and nine months ended September 30, 1995 was $1,800, or $0.05 per share, and $5,101, or $0.15 per share, respectively.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                     (In thousands, except per share data)
                                  (Unaudited)

8.  Acquisition

On October 11, 1996, the Company announced it signed a letter of intent to acquire certain assets of Diamond Rug & Carpet Mills, Inc. ("Diamond"). The proposed purchase price will be a maximum of $43,000 in cash, subject to adjustment based on the level of inventory at closing. Under the letter of intent, Mohawk has agreed to purchase selected facilities owned by Diamond's principal shareholders. If completed, the acquisition will be accomplished through a prepackaged or other plan of reorganization under Chapter 11 of the United Stated Bankruptcy Code.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Quarter Ended September 28, 1996 As Compared With Quarter Ended
---------------------------------------------------------------
September 30, 1995
------------------

    Net sales for the quarter ended September 28, 1996 were $471.2 million, which represented an increase of 11% from the $425.6 million reported for the third quarter of 1995. This sales increase was attributable to an improvement in the Company's market share which the Company believes primarily resulted from changes in the retail segment of the industry and Mohawk's realignment of its residential sales forces under a regional structure. Additionally, American Rug Craftsmen continued to experience strong sales growth.

    Gross profit for the third quarter of the current year was $109.3 million (23.2% of net sales). In the third quarter of 1995, gross profit was $94.9 million (22.3% of net sales). This increase is due to product mix, manufacturing improvements from restructuring the residential operations, higher production levels resulting in better absorption of fixed costs and manufacturing improvements in other divisions. The manufacturing consolidations include the closing of five residential manufacturing facilities during 1995 as well as the realignment of the remaining residential mills to better utilize the strengths of each mill. The Company's integration of its manufacturing, distribution and information systems areas is progressing as planned and continues to contribute to the margin improvement.

    Selling, general and administrative expenses for the current quarter were $74.8 million (15.9% of net sales) compared to $72.3 million (17.0% of net sales) for the prior year's third quarter. The percentage decrease was primarily due to better control of discretionary spending and better leveraging of costs on strong sales growth.

    During the third quarter of 1996, the Company recorded an additional $1.4 million charge for nonrecurring costs related to the mill closings that occurred in 1995. The additional charge arises from a revision in the estimate of the fair value of certain land, buildings and equipment based upon current market conditions. The after tax effect of the charge is $.8 million, or $0.02 per share.

    Interest expense for the current period was $7.9 million compared to $8.6 million in the third quarter of 1995. The primary factors contributing to the decrease were a reduction in debt levels and lower interest rates on the Company's revolving credit agreement.

    In the current period, income tax expense was $9.7 million, or 39.5% of earnings before income taxes. In the third quarter of 1995, income tax expense was $4.2 million, or 38.7% of earnings before income taxes. The primary reason for the lower effective tax rate in 1995 was certain nonrecurring deductions that were treated as permanent differences in 1995.

Nine Months Ended September 28, 1996 As Compared With Nine Months Ended
-----------------------------------------------------------------------
September 30, 1995
------------------

    Net sales for the nine months ended September 28, 1996 were $1,329.4 million, which represented an increase of 8% from the $1,233.6 million reported for the first nine months of 1995. This sales increase was attributable to an improvement in the Company's market share which the Company believes primarily resulted from changes in the retail segment of the industry and Mohawk's realignment of its residential sales forces under a regional structure. Additionally, American Rug Craftsmen continued to experience strong sales growth.

    Gross profit for the first nine months of the current year was $313.6 million (23.6% of net sales). In the first nine months of 1995, gross profit was $270.9 million (22.0% of net sales). This increase is due to product mix, manufacturing improvements from restructuring the residential operations, higher production levels resulting in better absorption of fixed costs and manufacturing improvements in other divisions.

    Selling, general and administrative expenses for the first nine months of the current year were $224.1 million (16.9% of net sales) compared to $207.0 million (16.8% of net sales) for the prior year's first nine months. The higher percentage in 1996 is primarily due to higher sample costs incurred in the first and second quarters of 1996 as compared to 1995, which the Company believes are the result of increased dealer sample orders in response to a competitor's recent move into retail operations. Additionally, a higher provision for bad debts was recorded in the first and second quarters of 1996 due to increased sales volume.

    During the third quarter of 1996, the Company recorded an additional $1.4 million charge for nonrecurring costs related to the mill closings that occurred in 1995. The additional charge arises from a revision in the estimate of the fair value of certain land, buildings and equipment based upon current market conditions.

    During the second and third quarters of 1995, the Company recorded restructuring costs totalling of $5.6 million related to employee termination benefits, relocating inventories and equipment and other costs associated with certain mill closings. In connection with the adoption of FAS No. 121, the Company also recorded an impairment loss to operating income of $2.7 million during the second quarter of 1995 for the write-down of property, plant and equipment to be disposed of related to these mill closings. The after-tax effect of the restructuring costs and the impairment loss for the nine months ended September 30, 1995 was $5.1 million, or $0.15 per share.

    Interest expense for the current period was $25.1 million compared to $27.1 million in the first nine months of 1995. The primary factors for the decrease were a reduction in debt levels and lower interest rates on the Company's revolving credit agreement.

    In the current period, income tax expense was $23.8 million, or 39.5% of earnings before income taxes. In the first nine months of 1995, income tax expense was $10.5 million, or 38.7% of earnings before income taxes. The primary reason for the lower effective tax rate in 1995 was certain nonrecurring deductions that were treated as permanent differences in 1995.

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

    The level of accounts receivable increased from $177.8 million at the beginning of 1996 to $258.8 million at September 28, 1996. The $81.0 million increase resulted primarily from strong sales growth and from seasonally higher sales volume in September as compared to December. Inventories rose from $299.2 million at the beginning of 1996 to $328.0 million at September 28, 1996, due to requirements to meet seasonal customer demand.

    Capital expenditures totaled $50.2 million in the first nine months of 1996, which included $21.2 million of equipment used primarily for the extrusion of polypropylene yarn that was acquired in a noncash transaction in exchange for a promissory note due in April 1997. The promissory note pays interest at a variable rate that ranges from 0.25% to 0.875% above LIBOR. The capital expenditures made during the first nine months of 1996 were incurred primarily to modernize and expand manufacturing facilities and equipment. The Company's capital projects are primarily focused on increasing capacity, improving productivity and reducing costs. Capital spending for the remainder of 1996 is expected to range from $5 million to $15 million, the majority of which will be used to purchase equipment and expand existing plants.

    On October 11, 1996, the Company announced that it signed a letter of intent to acquire certain assets of Diamond Rug & Carpet Mills, Inc. The proposed purchase price will be a maximum of $43.0 million in cash, subject to adjustment based on the level of inventory at closing. Under the letter of intent, Mohawk has agreed to purchase selected facilities owned by Diamond's principal shareholders. If completed, the acquisition will be accomplished through a prepackaged or other plan of reorganization under Chapter 11 of the United States Bankruptcy Code and will be primarily financed through existing credit facilities.

    From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, proposed acquisitions, new products, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include market conditions in the carpet industry, raw material prices, timing of capital expenditures, the successful integration of acquisitions and other risk factors.

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


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

    The Company is involved in routine litigation from time to time in the regular course of its business. Except as noted below, there are no material legal proceedings pending or known to be threatened against the Company or any of its property.

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

    In December 1995, the Company and four other carpet manufacturers were added as defendants in a purported class action lawsuit, In re Carpet Antitrust Litigation, pending in the United States District Court for the Northern District of Georgia, Rome Division. The amended complaint alleges price fixing regarding polypropylene products in violation of Section One of the Sherman Act. The Company is a party to two consolidation lawsuits captioned Gaehwiler v. Sunrise Carpet Industries, Inc. et. al. and Patco Enterprises, Inc. v. Sunrise Carpet Industries, Inc. et. al.; both of which were filed in the Superior Court of the State of California, City and County of San Francisco earlier this year. Both complaints were brought on behalf of a purported class of indirect purchasers of carpet in the State of California and seek damages for alleged violations of California antitrust and unfair competition laws. The Company believes both of these lawsuits are without merit and intends to vigorously defend against them.

Item 2.  Changes in Securities

    None.

Item 3.  Defaults Upon Senior Securities

    None.

Item 4.  Submission of Matters to a Vote of Security Holders

    None.

Item 5.  Other Information

    None.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

No.                                Description
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



                                        MOHAWK INDUSTRIES, INC.



Dated: November 6, 1996                 By: /s/ David L. Kolb
                                            ------------------------------------
                                        DAVID L. KOLB, Chairman of the Board and
                                        Chief Executive Officer (principal
                                        executive officer)


Dated: November 6, 1996                 By: /s/ John D. Swift
                                            ------------------------------------
                                        JOHN D. SWIFT, Chief Financial Officer,
                                        Vice President-Finance and Assistant
                                        Secretary (principal financial and
                                        accounting officer)

                                 EXHIBIT INDEX

No.                      Description
---    -------------------------------------------------------------------------
11  Statement re:  Computation of Per Share Earnings

27  Financial Data Schedule