Form 10-K
period 1996-12-31
MOHAWK INDUSTRIES INC
filed 1997-03-07
CIK 851968

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[Mark One]

   [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1996

                                      OR

   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period from              Commission File Number
                      to                                 01-19826

                            MOHAWK INDUSTRIES, INC.
            (Exact name of registrant as specified in its charter)

          Delaware                                               52-1604305
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

P. O. Box 12069, 160 S. Industrial Blvd., Calhoun, Georgia        30701
       (Address of principal executive offices)                (Zip Code)

      Registrant's telephone number, including area code: (706) 629-7721

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock,
                                                            $.01 par value


  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

  The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant (13,255,593 shares) on February 26, 1997 was $352,930,164. The aggregate market value was computed by reference to the closing price of the Common Stock on such date.

  Number of shares of Common Stock outstanding as of February 26, 1997:
34,528,709 shares of Common Stock, $.01 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Definitive Proxy Statement for the 1997 Annual Meeting of
                             Stockholders Part III

================================================================================

                                    PART I

Item 1. Business

General

  Mohawk Industries, Inc. ("Mohawk" or the "Company", a term which includes the Company and its subsidiaries, including its primary operating subsidiaries, Mohawk Carpet Corporation ("Mohawk Carpet") and Aladdin Manufacturing Corporation ("Aladdin Manufacturing", formerly known as Mohawk Manufacturing Corporation)) is a leading producer of woven and tufted broadloom carpet and rugs for residential and commercial applications. The Company is the second largest carpet and rug manufacturer in the United States, with 1996 net sales of approximately $1.8 billion. The Company designs, manufactures and markets carpet and rugs in a broad range of colors, textures and patterns. The Company is widely recognized through its premier brand names, some of which are "Mohawk," "Alexander Smith," "Horizon," "Mohawk Commercial," "Harbinger," "Helios," "American Rug Craftsmen," "Karastan," "Bigelow," "Aladdin" and "Galaxy," and markets its products primarily through retailers and commercial dealers. Mohawk's operations are vertically integrated from the extrusion of olefin resin into fibers to the shipment of finished products.

History

  The Company was organized in Delaware in 1988 to acquire Aladdin Manufacturing from its predecessor owner, Mohasco Corporation, in a leveraged buy-out transaction. The Company completed its initial public offering of common stock in April 1992, raising approximately $42.5 million in proceeds, which were used to retire indebtedness and redeem preferred stock outstanding at that time. Mohawk acquired Horizon Industries, Inc. ("Horizon") in October 1992 for cash of approximately $63.9 million and 2,673,000 shares of Common Stock valued at approximately $22.5 million. Mohawk purchased American Rug Craftsmen, Inc. ("American Rug Craftsmen") in April 1993 for approximately $32.0 million in cash and Karastan Bigelow in July 1993 for approximately $155.5 million, which was substantially all cash. In May 1993, the Company completed an offering of 3,150,000 shares of Common Stock. Of the total number of shares, 2.4 million were sold by the Company and 750,000 shares were sold by selling stockholders. The net proceeds to the Company were approximately $46.0 million. On February 25, 1994, Mohawk acquired all of the common stock of Aladdin Mills, Inc. ("Aladdin") in exchange for approximately 13.6 million shares of Common Stock, valued at $386.5 million, based upon the closing stock price at the date the agreement was executed. On January 13, 1995, Mohawk acquired all of the capital stock of Galaxy for $42.2 million in cash. On January 27, 1997, the Company entered into an agreement to acquire certain assets of Diamond Rug & Carpet Mills, Inc. through a pre-packaged plan of organization under the Bankruptcy Code.

Industry

  According to the most recent figures available from the United States Department of Commerce, worldwide carpet and rug sales volume of American manufacturers and their domestic divisions was 1.6 billion square yards in 1995. This volume represents a market in excess of approximately $9.5 billion at the "mill level", which management believes, based on standard industry mark-ups, translates into approximately $15 billion to $17 billion at the retail level. Based upon data obtained from recent industry publications, the worldwide carpet and rug sales volume of American manufacturers in 1996 was approximately 1.6 billion square yards and $9.7 billion. The overall level of sales in the carpet industry is influenced by a number of factors, including consumer confidence in spending for durable goods, interest rates, turnover in housing, the condition of the residential and commercial construction industries and the overall strength of the economy.

  Broadloom carpet (defined as carpet over six feet by nine feet in size) represented 84% of the volume shipped by the industry in 1995. Tufted broadloom carpet (a category that refers to the manner of construction in addition to size) represented 81% of the broadloom industry volume shipped in 1995. The broadloom carpet industry has two primary markets, residential and commercial, with the residential market making up approximately 75% of industry volume shipped and the commercial market comprising approximately 25% in 1995. An estimated 62% of industry shipments is made in response to replacement demand, which usually involves exact yardage (or "cut order") shipments that typically provide higher profit margins than sales of carpet sold in full rolls. Because the replacement business generally involves higher quality carpet cut to order by the manufacturer, rather than the dealer, this business tends to be more profitable for manufacturers than the new construction business.

Products and Markets

  The Company designs, manufactures and markets hundreds of styles of carpet, rugs and mats in a broad range of colors, textures and patterns. Mohawk positions its products in all price ranges and emphasizes quality, style, performance and service. The Company is widely recognized through its premier brand names, "Mohawk," "Alexander Smith," "Horizon," "Mohawk Commercial," "Karastan Contract," "Bigelow Commercial," "Harbinger," "Helios," "American Rug Craftsmen," "Karastan," "Bigelow," "Aladdin," "Townhouse," "Ciboney," "Modesto," "Hamilton," "New Visions" and "Galaxy," and markets its products primarily through retailers, mass merchandisers, home centers, department stores, boutiques and commercial dealers. Some products are also marketed through private labeling programs.

  Mohawk markets certain of its products outside the United States, but does not consider sales of such products to be material.

 Residential Broadloom Market

  The residential market is the largest segment of the industry and represents a significant portion of the Company's sales. The Company currently markets approximately 350 residential products to more than 25,000 customers which include independent retailers, department stores, mass merchandisers, buying groups, and building and tenant improvement contractors.

  The Company has positioned its premier residential brand names across all price ranges with the Company product retail prices ranging from below $3 to above $80 per square yard. "Mohawk," "Alexander Smith," "Horizon," "Galaxy," "New Visions," "Karastan" and "Bigelow" are positioned to sell primarily in the medium-to-high retail price range in the residential broadloom market and these lines are also sold under private labels. These lines have substantial brand name recognition among carpet dealers and retailers with the "Karastan," "Mohawk," and "Bigelow" brands having the highest consumer recognition in the industry. "Karastan" is the leader in the exclusive high end market. The "Aladdin," "Townhouse," "Ciboney," "Modesto" and "Hamilton" brand names compete in the low-to-medium retail price range.

  Based on a recent industry survey, the Company is considered a leader within the industry of U.S. carpet manufacturers providing marketing support. Through dealer programs like Karastan Gallery, Mohawk Brand Excellence, New Visions, Hamilton, Ciboney and Mohawk Carpet Color Center, the Company offers intensive marketing and advertising support. These programs offer varying degrees of support to dealers in such areas of sales and management training, display racks, exclusive promotions and assistance in certain administrative functions such as computer systems, accounting and insurance.

  During 1996, the Company completed its realignment of the Aladdin, Galaxy and Mohawk sales forces. Although these sales forces have maintained their separate identities, they now report to common management on a regional basis. All of the regional vice presidents report to one senior vice president of sales. Each region has responsibility for sales, distribution and inventory management in its region, all of which is coordinated by the senior vice president of sales at a national level. The inventory management on a regional level is accomplished by a hub-and-spoke warehouse network. In this system, Company trucks generally deliver carpet from mill sites to regional warehouses. From there, it is shipped to local distribution warehouses, then to retailers. The Company believes that the current structure of the residential sales group has contributed to a more efficient and profitable organization.

 Commercial Market

  The commercial market is divided into several segments: educational institutions, corporate office space, hospitality facilities, retail space and health care facilities. In addition, Mohawk produces and sells carpet for the export market, the federal government and other niche businesses. Different purchase decision makers and decision-making processes exist for each segment. For example, in the corporate office segment, decisions are usually made by architects or specifiers, whose responsibility is to manage the project budget and coordinate interior design. In the institutional segment, by comparison, decisions are often made by purchasing agents employed by the end user who have longstanding relationships with carpet manufacturers. The commercial market is generally a more complex market in which to sell than the residential market. The Company's participation in the commercial market allows it to offset partially the cyclical nature of its residential business.

  In the commercial market, the Company markets its products under the brand names "Mohawk Commercial," "Harbinger," "Aladdin," "Karastan Contract" and "Bigelow Commercial." The marketing strategy of the Mohawk Commercial, Karastan Contract and Bigelow Commercial brands is to leverage the brands' traditional sales strength in the educational institution segment of the market to the office, hospitality, retail and health care segments. These brands are comprised of specialized products for these segments that emphasize product quality and specification rather than just price.

 The Harbinger brand is a specialized line of commercial carpet generally specified by architects and designers for end users in the hospitality, corporate, health care and institutional market sectors. Harbinger products are largely custom designed and colored and are marketed through its sales organization of commercial carpet sales specialists. The Harbinger brand is considered to be an industry leader in product quality, styling and innovation for the high-end commercial market. Harbinger products were the first to introduce "graphics" tufting technology to the industry and have maintained their product development leadership by employing tufting and dyeing technologies that produce intricate multicolored patterns.

  The Aladdin brand is marketed primarily to the "mainstreet" segment of the commercial market. The "mainstreet" segment is generally comprised of the low-to-medium price range styles and is distributed primarily through retail dealers for smaller installations.

  Woven commercial products accounted for a significant portion of the Company's net sales of commercial product in 1996, including the Mohawk Commercial brand's exclusive woven interlock products, which are manufactured by a unique weaving process that increases performance, wear and durability. The Company's ability to make woven carpet under the Mohawk Commercial, Karastan Contract and Bigelow Commercial brand names in large volume for commercial applications differentiates it from other manufacturers, most of which produce tufted carpet almost exclusively. Woven carpet and specifically the Company's woven interlock products sell at higher prices than tufted carpet and generally produce higher profit margins. Management believes that the Company is the largest producer of woven carpet in the United States and that the Company has several carpet weaving machines and processes that no other manufacturer has, thereby allowing the Company to create carpet to meet specifications that its competitors cannot duplicate.

 Residential Rug Market

  The machine-made rug market is currently the fastest growing segment of the U.
S. carpet and rug industry with an annual growth rate estimated to be approximately 11% in 1996. Much of this growth has occurred at the low-to-medium retail price ranges. The distribution channels for the rug market primarily include department stores, mass merchants, floorcovering stores, catalog stores, home centers and furniture stores.

  The Company's product lines include a broad array of rugs. The Karastan brand name rugs represent the higher retail price ranges with one of the most valued brand names in the industry and are distributed through specialty stores, along with department and furniture stores. These are higher quality woven wool rugs manufactured primarily on Axminster looms.

  The Company emphasizes the fast growing lower retail price ranges through its American Rug Craftsmen brand name. The rugs sold under this brand are primarily woven polypropylene area rugs, tufted border rugs and decorative mats, which are made from purchased matting material that is cut, serged and screen printed by the Company. These products are distributed primarily through mass merchants and home centers.

  The Company also sells to the bath mat and washable bath rug segments of the rug market through its Aladdin brand name. These are tufted nylon products which are distributed through department stores and mass merchants.

Advertising and Promotion

  The Company promotes its products in the form of co-operative advertising, point-of-sale displays and marketing literature provided to assist in marketing various carpet styles. Mohawk also continues to rely on the substantial brand name identification of its "Mohawk," "Alexander Smith," "Horizon," "Mohawk Commercial," "Harbinger," "Helios," "Karastan," "Bigelow," "Aladdin," "American Rug Craftsmen" and "Galaxy" lines. The cost of producing display samples, a significant promotional expense, is partially offset by sales of samples and support from raw materials suppliers.

  In 1997, the Carpet and Rug Institute approved a four-year national industry advertising campaign with a $25 million annual budget. Funding for the program will be raised from contributions from individual manufacturers in the carpet industry, including suppliers of fiber, backing, latex and finished carpet and rugs. Mohawk will be a participant in the campaign. The purpose of the program is to advance consumer confidence, satisfaction and preference of carpet as the floorcovering of choice.

Manufacturing and Operations

  The Company's manufacturing operations are vertically integrated and include the extrusion of resin into polypropylene and nylon fiber, yarn processing, tufting, weaving, dyeing, coating and finishing. Capital expenditures are primarily focused on increasing capacity, improving productivity and reducing costs. Mohawk incurred $180.3 million in capital expenditures over the past three years, including the $21.2 million purchase of polypropylene extrusion equipment from Fiber One, primarily to modernize and expand manufacturing equipment and facilities. These expenditures increased manufacturing efficiency and capacity, while improving overall cost competitiveness.

Raw Materials and Suppliers

  The principal raw materials the Company uses are nylon staple fibers; nylon filament fibers; raw wool; polypropylene filament fibers; polyester staple fibers; olefin resins; synthetic backing materials, polyurethane and latex; and various dyes and chemicals. Mohawk obtains all of its major raw materials from independent sources and all of its externally purchased nylon fibers from four major suppliers: E.I. du Pont de Nemours and Company, Monsanto Company, BASF Corporation and AlliedSignal, Inc. Most of the fibers the Company uses in carpet production are treated with stain-resistant chemicals. The Company has not experienced significant shortages of raw materials in recent years.

Competition

  All of the markets in which the Company does business are highly competitive, with approximately 100 companies engaged in the manufacture and sale of carpet in the United States. Carpet manufacturers also face competition from the hard surface floorcovering industry. Based on industry publications, the top twenty North American carpet and rug manufacturers (including their American and foreign divisions) in 1995 had worldwide sales in excess of $10 billion, and the top twenty manufacturers in 1990 had sales in excess of $6 billion. Mohawk, with 1996 net sales of approximately $1.8 billion, is the second largest domestic producer of carpet and rugs (in terms of sales volume).

  Certain of the Company's competitors have greater financial and other resources than the Company. In particular, the industry has one large competitor, Shaw Industries, Inc. ("Shaw"), whose fiscal 1996 domestic wholesale net sales were $2.4 billion representing approximately one fourth of the estimated total industry sales for calendar 1996. Shaw's size could permit significant raw material purchasing power and certain other manufacturing cost advantages compared with the rest of the industry.

  The principal methods of competition within the industry are price, style, quality and service. In both the residential and commercial markets, price competition and market coverage are particularly important because there is relatively little perceived differentiation among competing product lines. Mohawk's recent investments in modernized, state-of-the-art manufacturing and data processing equipment, the extensive diversity of equipment in which it has invested and its marketing strategy contribute to its ability to compete primarily on the basis of performance, quality, style and service, rather than just price.

Trademarks

  Mohawk uses several trademarks that it considers important in the marketing of its products, including "Mohawk(R)," "Tommy Mohawk(R)," "Mohawk Color Center(R)," "Alexander Smith(R)," "Horizon(R)," "Mohawk Commercial," "Harbinger(R)," "Helios(R)," "Commercial Horizons(R)," "Karastan(R)," "Bigelow(R)," "Aladdin," "American Rug Craftsmen," "Townhouse," "Ciboney(R)," "Hamilton(R)" and "Galaxy(R)."

Sales Terms and Major Customers

  The Company's sales terms are the same as those generally available throughout the industry. The Company generally permits its customers to return broadloom carpet purchased from it within 30 days from the date of sale if the customer is not satisfied with the quality of the carpet. This return policy is consistent with the Company's emphasis on quality, style and performance and promotes customer satisfaction without generating enough returns to affect materially the Company's operating results or financial position.

  During 1996, no single customer accounted for more than 4% of Mohawk's total net sales. The Company believes the loss of one or a few major customers would not have a material adverse effect on the Company's business.

Backlog

  Backlog of orders is generally insignificant in the carpet manufacturing business because most residential orders are filled within several days and commercial backlogs reflect the terms of the relevant contracts, which generally require delivery within four to six weeks.

Employees

  As of December 31, 1996, the Company employed approximately 12,000 persons. Approximately 290 Mohawk employees are members of the Union of Needletrades, Industrial and Textile Employees, AFL-CIO, CLC with which the Company is party to a collective bargaining agreement. Other than with respect to these employees, the Company is not a party to any collective bargaining agreements. Additionally, the Company has not experienced any strikes or work stoppages. The Company believes that its relations with its employees are good.

Environmental Matters

  The Company's operations must meet federal, state and local regulations governing the discharge of materials into the environment. All of the plants operated by the Company were built or have been upgraded to meet current environmental standards. The Company believes it is in material compliance with all applicable regulations. The Company estimates that any expenses incurred in maintaining compliance with these regulations will not materially affect earnings.

Cyclical Nature of Industry; Current Economic Conditions

  The carpet industry is a cyclical business, influenced by a number of general economic factors, including consumer confidence and spending for durable goods, disposable income, interest rates, turnover in housing and the condition of the residential and commercial construction industries (including the number of new housing starts and the level of commercial construction). During economic downturns, the carpet industry can be expected to experience a general decline in sales and profitability.

Item 2. Properties

  The Company owns a 47,500 square foot headquarters office in Calhoun, Georgia on an eight acre site. The following table lists the principal manufacturing and distribution facilities owned by the Company:

                                                                               Approx.
                                                                               Enclosed
                                                                               Area In
                                                                               Square
      Location                  Primary Products or Purposes                   Footage
      --------                  ----------------------------                   -------
Dalton, GA ........... Carpet and rug manufacturing and warehousing ......... 1,762,000
Chatsworth, GA........ Carpet manufacturing, warehousing and offices.........   887,000
Dublin, GA............ Carpet manufacturing, warehousing and offices.........   831,000
Lyerly, GA............ Carpet manufacturing and warehousing..................   635,000
Eden, NC.............. Carpet and rug manufacturing..........................   784,200
Calhoun, GA........... Carpet manufacturing and distribution center..........   792,000
Landrum, SC........... Weaving and finishing of carpet.......................   350,000
Dalton, GA............ Carpet dyeing.........................................   259,000
Dalton, GA............ Sample storage and distribution.......................   123,000
Eden, NC.............. Carpet and rug distribution...........................   194,000
Summerville, GA....... Sample manufacturing and distribution.................   235,000
Calhoun, GA (1)....... Sample manufacturing and distribution.................   150,000
Sugar Valley, GA...... Rug manufacturing, warehousing and offices............   472,500
Calhoun Falls, SC..... Yarn manufacturing....................................   425,000
Bennettsville, SC..... Yarn manufacturing....................................   412,000
Dalton, GA............ Yard manufacturing....................................   105,400
Laurel Hill, NC....... Yarn manufacturing....................................   203,000
Fort Oglethorpe, GA... Yarn manufacturing....................................   194,000
Dalton, GA............ Yarn manufacturing....................................   231,000
Calhoun, GA........... Yard manufacturing....................................   121,000
Calhoun, GA........... Yarn manufacturing....................................   113,800
Belton, SC (2)........ Yarn manufacturing....................................   106,000
Tifton, GA (2)........ Yarn manufacturing....................................   134,500
South Pittsburg, TN... Yarn manufacturing....................................   102,000
Dalton, GA............ Warehouse.............................................    81,000
Greenville, NC........ Wool processing.......................................   103,000
Greenville, NC........ Wool processing.......................................    59,000
Philadelphia, PA...... Wool processing.......................................    50,000

___________
(1) Owned by a consolidated 50% joint venture which leases the property to the Company.
(2) Operations have been discontinued and these facilities are held for sale.

  The following table lists the Company's material leased office, manufacturing and warehouse facilities:

                                                                                 Approx.
                                                                                Enclosed
                                                                                 Area In      Lease
                                                                                 Square       Term
         Location                 Primary Products or Purposes                  Footage     Through (1)
         --------                 ----------------------------                  -------     ----------
Calhoun, GA............... Carpet manufacturing (2)...........................  241,000     Dec. 2003
Calhoun, GA............... Carpet manufacturing (2)...........................  195,000     Aug. 2004
Calhoun, GA............... Carpet manufacturing...............................   65,000     Mar. 2003
Calhoun, GA............... Carpet manufacturing and administrative offices....   62,000     Jul. 2000
Calhoun, GA............... Warehouse..........................................   75,000     Oct. 1997
Calhoun, GA............... Mat manufacturing and warehouse....................  164,400     Jun. 2004
Calhoun, GA............... Warehouse (2)......................................   97,250     Dec. 1996
Calhoun, GA............... Rug manufacturing and warehouse....................   78,000     May 2002
Philadelphia, PA.......... Warehouse..........................................   53,100     Dec. 2000
Columbus, OH.............. Distribution warehouse.............................   90,000     Aug. 2004
Miami, FL................. Distribution warehouse.............................  109,000     Aug. 2001
Elmwood Park, NJ.......... Distribution warehouse.............................   72,000     Apr. 1999
Jessup, MD................ Distribution warehouse.............................   98,000     Dec. 2003
Grand Prairie, TX......... Distribution warehouse.............................   91,000     Dec. 1998
Fullerton, CA............. Distribution warehouse.............................   57,000     Jul. 2001
Romeoville, IL............ Distribution warehouse.............................  108,000     Oct. 2000
Kent, WA.................. Distribution warehouse.............................   53,000     Jan. 2003
San Diego, CA............. Distribution warehouse.............................   63,000     Apr. 2010
La Mirada, CA............. Distribution warehouse.............................  220,000     Aug. 2011

------------
(1)    Include renewal options exercisable by the Company.

(2) Includes a number of separately leased adjoining or adjacent buildings with varying lease terms. The expiration date shown in the table is the earliest expiration date of the respective group of leases.

  The Company's properties are in good condition and adequate for its requirements. The Company also believes its principal plants are generally adequate to meet its production plans pursuant to its long-term sales goals. In the ordinary course of its business, the Company monitors the condition of its facilities to ensure that they remain adequate to meet long-term sales goals and production plans.

Item 3. Legal Proceedings

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

  In December 1995, the Company and four other carpet manufacturers were added as defendants in a purported class action lawsuit, In re Carpet Antitrust Litigation, pending in the United States District Court for the Northern District of Georgia, Rome Division. The amended complaint alleges price fixing regarding polypropylene products in violation of Section One of the Sherman Act. The Company is a party to two consolidation lawsuits captioned Gaehwiler v. Sunrise Carpet Industries, Inc. et. al. and Patco Enterprises, Inc. v. Sunrise Carpet Industries, Inc. et. al.; both of which were filed in the Superior Court of the State of California, City and County of San Francisco in early 1996. Both complaints were brought on behalf of a purported class of indirect purchasers of carpet in the State of California and seek damages for alleged violations of California antitrust and unfair competition laws. The Company believes both of these lawsuits are without merit and intends to vigorously defend against them.

Item 4. Submission of Matters to a Vote of Security Holders

  No matters were submitted to a vote of security holders of the Company during the fourth quarter ended December 31, 1996.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

Market for the Common Stock

  The Company's common stock, $.01 par value per share ("Common Stock") is quoted on the Nasdaq National Market. As of February 26, 1997, there were 485 holders of record of Common Stock. Mohawk has not paid or declared any dividends on shares of its Common Stock since completing its initial public offering. The Company's policy is to retain all net earnings for the development of its business, and it does not anticipate paying cash dividends on the Common Stock in the foreseeable future. The payment of future cash dividends will be at the sole discretion of the Board of Directors and will depend upon the Company's profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources" for a discussion of restrictions limiting Mohawk's ability to pay dividends.

  The table below sets forth the high and low sales prices per share of the Common Stock as reported on the Nasdaq National Market for each fiscal period indicated.

                                                                 Mohawk
                                                              Common Stock
                                                            ----------------
                                                             High       Low
                                                            ------    ------
       1995
       First Quarter.................................... $  14.250    11.500
       Second Quarter...................................    16.500    10.875
       Third Quarter....................................    19.250    14.500
       Fourth Quarter...................................    18.000    13.500

       1996
       First Quarter....................................    16.500    12.500
       Second Quarter...................................    18.375    13.250
       Third Quarter....................................    26.125    16.375
       Fourth Quarter...................................    27.875    20.625

       1997
       First Quarter (through February 26, 1997)........    28.000    21.750

Item 6. Selected Financial Data

    The following table sets forth the selected financial data of the Company for the periods indicated, derived from the consolidated financial statements of the Company. On October 23, 1992, the Company acquired all of the outstanding common stock of Horizon. The operating results of Horizon are included in the 1992 consolidated statement of earnings from the date of its acquisition. On April 30, 1993, the Company acquired all of the common stock of American Rug Craftsmen. On July 30, 1993, the Company purchased the net assets of Karastan Bigelow. The operating results of American Rug Craftsmen and Karastan Bigelow are included in the Company's 1993 consolidated statement of earnings from their respective acquisition dates. Each of the acquisitions of Horizon, American Rug Craftsmen and Karastan Bigelow was recorded using the purchase method of accounting. On February 25, 1994, the Company exchanged 13,562,224 shares of Common Stock for all of the outstanding shares of Aladdin common stock in a transaction recorded using the pooling-of-interests basis of accounting. All financial data were restated to include the accounts and results of operations of Aladdin. On January 13, 1995, the Company acquired all of the outstanding capital stock of Galaxy. The operating results of Galaxy are included in the 1995 consolidated statement of earnings from the date of its acquisition. The acquisition of Galaxy was recorded using the purchase method of accounting. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and notes thereto included elsewhere herein.

                                                                              At or for the Years ended December 31,
                                                         ----------------------------------------------------------------------
                                                              1996          1995            1994           1993         1992
                                                         -----------      ---------      ---------      ---------     --------
                                                                               (In thousands, except per share data)
Statement of earnings data:
Net sales..............................................  $ 1,795,056      1,648,517      1,437,540      1,188,186      760,954
Cost of sales(a).......................................    1,368,379      1,281,887      1,107,890        917,824      585,698
                                                         -----------      ---------      ---------      ---------     --------
   Gross profit........................................      426,677        366,630        329,650        270,362      175,256
Selling, general and administrative expenses...........      303,258        282,451        231,184        185,135      114,102
Restructuring costs (b)................................          700          8,439              -          2,363            -
Carrying value reduction of property, plant
   and equipment (c)...................................        3,060         23,711              -              -            -
Compensation expense for stock option exercises (d)....            -          4,000              -              -            -
                                                         -----------      ---------      ---------      ---------     --------
   Operating income....................................      119,659         48,029         98,466         82,864       61,154
                                                         -----------      ---------      ---------      ---------     --------
Interest expense.......................................       31,544         34,998         27,112         18,029        9,222
Acquisition costs - Aladdin pooling (e)................            -              -         10,201              -            -
Other expense, net.....................................        5,390          2,570          2,987          2,659        1,242
Gain on insurance claim(a).............................            -              -              -         (4,746)           -
                                                         -----------      ---------      ---------      ---------     --------
                                                              36,934         37,568         40,300         15,942       10,464
                                                         -----------      ---------      ---------      ---------     --------
   Earnings before income taxes and
    extraordinary charge...............................       82,725         10,461         58,166         66,922       50,690
Income taxes(f)........................................       33,675          4,049         25,159         27,399       20,312
                                                         -----------      ---------      ---------      ---------     --------
   Earnings before extraordinary charge................       49,050          6,412         33,007         39,523       30,378
Extraordinary charge(g)................................            -              -              -              -        3,568
                                                         -----------      ---------      ---------      ---------     --------
   Net earnings........................................       49,050          6,412         33,007         39,523       26,810
Preferred stock dividends..............................            -              -              -              -          132
                                                         -----------      ---------      ---------      ---------     --------
   Net earnings after preferred stock dividends........  $    49,050          6,412         33,007         39,523       26,678
                                                         ===========      =========      =========      =========     ========
Earnings per common and common equivalent
   share before extraordinary charge...................  $      1.42           0.19           0.99           1.19         1.06
                                                         ===========      =========      =========      =========     ========
Net earnings per common and common.....................
   equivalent share....................................  $      1.42           0.19           0.99           1.19         0.93
                                                         ===========      =========      =========      =========     ========
Weighted average common and common
   equivalent shares outstanding.......................       34,566         33,623         33,374         33,109       28,607
                                                         ===========      =========      =========      =========     ========

                                                                              At or for the Years ended December 31,
                                                         ---------------------------------------------------------------------
                                                              1996          1995            1994           1993         1992
                                                         -----------      ---------      ---------      ---------     --------
                                                                               (In thousands, except per share data)
Balance sheet data:
Working capital ......................................       311,668        244,800        292,163        198,735      143,831
Total assets .........................................       955,775        903,152        854,779        776,424      477,669
Short-term note payable ..............................        21,200         50,000              -              -            -
Long-term debt (including current portion) ...........       366,380        353,037        399,377        328,469      175,347
Stockholders' equity .................................       333,199        274,903        264,018        229,992      147,938

--------------
(a) Certain of the Company's facilities suffered damage during the March 1993 blizzard, and the Company finalized settlement of the insurance claim during the first quarter of 1994. The Company recorded reductions of $6.0 million in cost of sales in each of the years 1993 and 1994 for reimbursements of business interruption costs and $4.7 million in other income in 1993 related to gains on fixed asset replacements.
(b) During 1995 and 1996, the Company recorded pre-tax restructuring costs of $8.4 million and $.7 million, respectively, related to certain mill closings whose operations have been consolidated into other Mohawk facilities. During 1993, the Company recorded pre-tax restructuring costs of $2.4 million related to the closing of a woven carpet manufacturing operation and the relocation and consolidation of this operation with a facility acquired in the purchase of Karastan Bigelow.
(c) During 1995, the Company adopted FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," as of January 1, 1995. A charge of $23.7 million was recorded for the reduction of the carrying value of property, plant and equipment at certain mills. During 1996, the Company recorded a charge of $3.1 million arising from the write down of property, plant and equipment to be disposed of related to the closing of a manufacturing facility in 1996 and a revision in the estimate of fair value of certain property, plant and equipment based on current market conditions related to mill closings in 1995.
(d) A one-time charge of $4.0 million was recorded for income tax reimbursements to be made to certain executives related to the exercise of stock options granted in 1988 and 1989 in connection with the Company's 1988 leveraged buy-out.
(e) The Company recorded a one-time charge of $10.2 million in 1994 for transaction expenses related to the acquisition of Aladdin that were incurred during the first quarter of 1994.
(f) During 1994, the Company reduced income tax expense by $2.0 million to reflect a reduction in its effective tax rate and certain other changes in the Company's federal and state income tax status.
(g) The extraordinary charge in 1992 relates to (i) redemption premiums and prepayment penalties on certain indebtedness that was redeemed or repaid with the proceeds from the Company's initial public offering and (ii) the write-off of deferred loan costs associated with the former credit agreement, which was replaced with a new credit agreement after the initial public offering.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

    During the three-year period ended December 31, 1996, the Company continued to experience significant growth both internally and through acquisitions. In February 1994, the Company exchanged approximately 13.6 million shares of Common Stock, valued at $386.5 million (based upon the closing price of the Common Stock at December 3, 1993, the date the agreement was entered into by Mohawk, Aladdin and the shareholders of Aladdin), for all of the outstanding shares of Aladdin common stock in a merger accounted for using the pooling-of-interests basis of accounting. All financial data included in the Company's historical consolidated financial statements were restated to include the accounts and results of operations of Aladdin. In January 1995, the Company acquired all of the issued and outstanding capital stock of Galaxy for $42.2 million in cash in a business combination accounted for using the purchase method of accounting.

    These acquisitions have created other opportunities to enhance Mohawk's operations by (i) expanding the Company's product lines to include many of the most recognized brand names in the industry, (ii) increasing the Company's ability to obtain volume discounts from suppliers, (iii) increasing production efficiencies due to economies of scale and (iv) reducing the fixed cost structure of the combined entities by eliminating redundant costs.

   On January 27, 1997, the Company entered into an asset purchase agreement to acquire certain assets of Diamond Rug & Carpet Mills, Inc. The proposed purchase price will be a maximum of $43.0 million in cash, subject to adjustment based on the level of inventory at closing. Under the asset purchase agreement, Mohawk has agreed to purchase selected facilities owned by Diamond's principal shareholders. If completed, the acquisition will be accomplished through a prepackaged or other plan of reorganization under Chapter 11 of the United States Bankruptcy Code and will be primarily financed through existing credit facilities.

Results of Operations
Year Ended December 31, 1996 As Compared With Year Ended December 31, 1995

   Net sales for the year ended December 31, 1996 were $1,795.1 million, reflecting an increase of $146.5 million, or 9%, over the $1,648.5 million reported in the year ended December 31, 1995. This sales increase was attributable to an improvement in the Company's market share which the Company believes primarily resulted from competitive changes in the retail segment of the industry, Mohawk's realignment of its residential sales forces under a regional structure, and Mohawk's strong product lines. The Company experienced a significant increase in unit shipments as a result of these factors with average net selling prices remaining flat as compared to 1995.

   Quarterly net sales and the percentage changes in net sales by quarter for 1996 versus 1995 were as follows (dollars in thousands):

                                             1996            1995      Change
                                             ----            ----      ------
First Quarter......................... $   383,667         378,761       1.3%
Second Quarter........................     474,552         429,241      10.6
Third Quarter.........................     471,199         425,594      10.7
Fourth Quarter........................     465,638         414,921      12.2
                                       -----------       ---------      ----
  Total Year.......................... $ 1,795,056       1,648,517       8.9%
                                       ===========       =========      ====

  Gross profit for 1996 was $426.7 million (23.8% of net sales) and represented an increase over the gross profit of $366.6 million (22.2% of net sales) for 1995. Gross profit dollars for the current year were impacted favorably by manufacturing improvements from restructuring and consolidating the residential operations, higher production levels resulting in better absorption of fixed costs, a reduction in certain raw material prices and manufacturing improvements in other divisions. The manufacturing consolidations include the closing of five residential manufacturing facilities during 1995 as well as the realignment of the remaining residential mills to better utilize the strengths of each mill. The Company's integration of its manufacturing, distribution and information systems areas is progressing as planned and continues to contribute to the margin improvement.

  Selling, general and administrative expenses for 1996 were $303.3 million (16.9% of net sales) compared to $282.5 million (17.1% of net sales) for 1995. Selling, general and administrative expenses as a percentage of net sales decreased primarily due to better control of discretionary spending and better leveraging of costs on strong sales growth.

  During 1996, the Company recorded nonrecurring charges of (i) $3.1 million which included $0.9 million, primarily to reduce the carrying value of certain assets, related to the decision to close a spinning mill in Belton, South Carolina and $2.2 million primarily arising from a revision in the estimate of the fair value of certain land and buildings that were recently sold and (ii) $0.7 million related to restructuring costs for the Belton spinning mill closing.

  The Company recorded restructuring costs of $8.4 million during 1995 related to certain mill closings whose operations have been consolidated into other Mohawk facilities. The after-tax effect of these costs was $5.2 million or $0.15 per share.

  During 1995, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (FAS No. 121) as of January 1, 1995. An impairment loss of $23.7 million was recorded for the write-down of property, plant and equipment at certain mills. The after-tax effect of the impairment loss was $14.5 million, or $0.43 per share.

  A one-time charge of $4.0 million was recorded during 1995 for income tax reimbursements to be made to certain executives for the exercise of stock options. The income tax reimbursements were recorded in connection with stock options granted in 1988 and 1989 related to the Company's 1988 leveraged buyout. The agreements allow the Company to receive an income tax benefit on its tax return for the tax effect of the taxable compensation provided to the individuals upon exercise of these options. Such income tax benefit resulted in a direct increase in stockholders' equity.

  Interest expense for the current year was $31.5 million compared to $35.0 million in 1995. The primary factors contributing to the decrease were a reduction in debt levels and lower interest rates on the Company's revolving credit agreement.

  In the current year, income tax expense was $33.7 million, or 40.7% of earnings before income taxes. In 1995, income tax expense was $4.0 million, representing 38.7% of earnings before income taxes. The primary reason for the lower effective tax rate in 1995 was certain nonrecurring deductions that were treated as permanent differences in 1995.

Year Ended December 31, 1995 As Compared With Year Ended December 31, 1994

  Net sales for the year ended December 31, 1995 were $1,648.5 million, reflecting an increase of $211.0 million, or 14.7%, over the $1,437.5 million reported in the year ended December 31, 1994. This sales increase was attributable primarily to increased unit shipments of broadloom carpet and rugs during 1995 as a result of the acquisition of Galaxy as well as internal growth by Aladdin and American Rug Craftsmen. The sales volume increase was partially offset by a decrease in average net selling prices resulting from soft market conditions, related to slow housing starts and resales in 1995, all of which increased competitive pressures in the industry.

  Quarterly net sales and the percentage changes in net sales by quarter for 1995 versus 1994 were as follows (dollars in thousands):

                                             1996            1995      Change
                                             ----            ----      ------
First Quarter.......................... $  378,761          327,025     15.8%
Second Quarter.........................    429,241          370,749     15.8
Third Quarter..........................    425,594          377,484     12.7
Fourth Quarter.........................    414,921          362,282     14.5
                                        ----------        ---------     ----
    Total Year......................... $1,648,517        1,437,540     14.7%

    Gross profit for 1995 was $366.6 million (22.2% of net sales) and represented an increase over the gross profit of $329.7 million (22.9% of net sales) for 1994. Gross profit dollars for the current year were impacted favorably by the acquisition of Galaxy and the internal growth of Aladdin and American Rug Craftsmen. The Company's gross profit was negatively impacted during 1995 as a result of industry-wide raw material price increases in polypropylene-based materials. In addition to the cost pressures, soft market conditions increased competitive pressures in the industry during 1995. The Company recorded a pre-tax reduction of $6.0 million in cost of sales in 1994 for the final reimbursement of business interruption costs related to the insurance claim for property damage suffered in the March 1993 blizzard.

    Selling, general and administrative expenses for 1995 were $282.5 million (17.1% of net sales) compared to $231.2 million (16.1% of net sales) for 1994. Selling, general and administrative expenses in dollars and as a percentage of net sales increased primarily due to higher bad debt expense resulting from the write-off of some large customers that filed for protection under bankruptcy laws in 1995, and increased sample costs.

    The Company recorded restructuring costs of $8.4 million during 1995 related to certain mill closings whose operations have been consolidated into other Mohawk facilities. The after-tax effect of these costs was $5.2 million or $0.15 per share.

    During 1995, the Company adopted FAS No. 121 as of January 1, 1995. An impairment loss of $23.7 million was recorded for the write-down of property, plant and equipment at certain mills. The after-tax effect of the impairment loss was $14.5 million, or $0.43 per share.

    A one-time charge of $4.0 million was recorded during 1995 for income tax reimbursements to be made to certain executives for the exercise of stock options. The income tax reimbursements were recorded in connection with stock options granted in 1988 and 1989 related to the Company's 1988 leveraged buyout. The agreements allow the Company to receive an income tax benefit on its tax return for the tax effect of the taxable compensation provided to the individuals upon exercise of these options. Such income tax benefit resulted in a direct increase in stockholders' equity.

    Interest expense for the current year was $35.0 million compared to $27.1 million in 1994. Factors causing the increased interest expense were additional debt required to finance capital expenditures in 1995 to expand production capacity, and additional debt that was incurred in January 1995 to finance the acquisition of Galaxy.

    During 1994, the Company recorded a one-time non-operating charge of $10.2 million for transaction expenses related to the acquisition of Aladdin.

    In 1995, income tax expense was $4.0 million, or 38.7% of earnings before income taxes. In 1994, income tax expense was $25.2 million, representing 43.3% of earnings before income taxes. The Company did not record an income tax benefit for a significant portion of the $10.2 million one-time charge resulting in a higher effective tax rate during 1994. During 1994, the Company reduced income tax expense by $2.0 million to reflect a reduction in its effective tax rate and certain other changes in the Company's federal and state income tax status.

Liquidity and Capital Resources

    The Company's primary capital requirements are for working capital, capital expenditures and acquisitions. The Company's working capital needs are met through a combination of internally-generated funds, bank credit lines and credit terms from suppliers.

    The level of accounts receivable increased from $177.8 million at the beginning of 1996 to $215.1 million at December 31, 1996. The $37.3 million increase is attributable to strong sales growth. Inventories rose from $299.2 million at the beginning of 1996 to $302.7 million at December 31, 1996, due primarily to the increased sales.

    Capital expenditures totaled $63.3 million during 1996, which includes $21.2 million of equipment used primarily for the extrusion of polypropylene yarn that was acquired in a noncash transaction in exchange for a promissory note due in April 1997. The promissory note pays interest at a variable rate that ranges from 0.25% to 0.875% above LIBOR and was paid in full in January 1997. The capital expenditures made during 1996 were incurred primarily to modernize and expand manufacturing facilities and equipment. The Company's capital projects are primarily focused on increasing capacity, improving productivity and reducing costs. Capital expenditures for Mohawk including the $21.2 million of polypropylene extrusion equipment from Fiber One, have totaled $180.3 million over the past three years. Capital spending during 1997 is expected to range from $65 million to $70 million, the majority of which will be used to purchase equipment to increase production capacity and productivity.

    On June 6, 1996, the Company amended and restated its revolving credit agreement to decrease its credit availability from $300 million to $250 million due to decreasing external financing needs. At December 31, 1996, the Company had $127.2 million of unused credit availability under its revolving credit line. The credit agreement's interest rate either (i) ranges from 0.25% to 0.875% above LIBOR, depending upon the Company's performance measured against specific coverage ratios, or (ii) is the prime rate. The credit agreement contains customary financial and other covenants and restricts cumulative dividend payments to $10.0 million as adjusted based on the Company's performance and dividend payments. The Company must pay an annual facility fee ranging from .0015 to .0025 of the total credit commitment, depending upon the Company's performance measured against specific coverage ratios, under the revolving credit line.

Impact of Inflation

    Inflation affects the Company's manufacturing costs and operating expenses. The carpet industry has experienced moderate inflation in the prices of raw materials and outside processing for the last three years. The Company has generally passed along nylon fiber increases to its customers.

Seasonality

    The carpet business is seasonal, with the Company's second, third and fourth quarters typically producing higher net sales and operating income. By comparison, results for the first quarter tend to be the weakest. This seasonality is primarily attributable to consumer residential spending patterns and higher installation levels during the spring and summer months.

Forward-Looking Information

    Certain of the matters discussed in the preceding pages, particularly regarding anticipating financial performance, business prospects, proposed acquisitions, new products and similar matters, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended. Forward-looking statements involve a number of risks and uncertainties. Factors that would cause actual results to differ materially include, but are not limited to, the following: marketing conditions in the carpet industry, raw material prices, timing of capital expenditures, the successful integration of acquisitions, the successful introduction of new products, the successful rationalization of existing operations, and other risks identified from time to time in the Company's SEC reports and public announcements.

Item 8.  Consolidated Financial Statements and Supplementary Data

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report............................................ 15
Consolidated Balance Sheets as of December 31, 1996 and 1995............ 16
Consolidated Statements of Earnings for the Years ended
     December 31, 1996, 1995 and 1994 .................................. 17
Consolidated Statements of Stockholders' Equity for the Years ended
     December 31, 1996, 1995 and 1994................................... 18
Consolidated Statements of Cash Flows for the Years ended
     December 31, 1996, 1995 and 1994................................... 19
Notes to Consolidated Financial Statements...............................20

                    INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Mohawk Industries, Inc.:

         We have audited the consolidated financial statements of Mohawk Industries, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in Item 14(a)2. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mohawk Industries, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

         As discussed in note 1, the Company changed its method of accounting for impairment of long-lived assets and for long-lived assets to be disposed of in 1995.

                                           KPMG PEAT MARWICK LLP

Atlanta, Georgia
February 7, 1997

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets
                          December 31, 1996 and 1995

                        (In thousands, except per share data)

                                           ASSETS                                         1996       1995
                                                                                       ---------  ---------
Current assets:
       Receivables...................................................................  $ 215,111    177,778
       Inventories...................................................................    302,723    299,191
       Prepaid expenses..............................................................     20,221     17,607
       Deferred income taxes.........................................................     18,186     12,858
                                                                                       ---------  ---------
                      Total current assets...........................................    556,241    507,434
Property, plant and equipment, net...................................................    324,698    317,966
Other assets.........................................................................     74,836     77,752
                                                                                       ---------  ---------
                                                                                       $ 955,775    903,152
                                                                                       =========  =========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Current portion of long-term debt and notes payable...........................  $  41,832     61,262
       Accounts payable and accrued expenses.........................................    202,741    201,372
                                                                                       ---------  ---------
                      Total current liabilities......................................    244,573    262,634
Deferred income taxes................................................................     27,530     21,742
Long-term debt, less current portion.................................................    345,748    341,775
Other long-term liabilities..........................................................      4,725      2,098
                                                                                       ---------  ---------
                      Total liabilities..............................................    622,576    628,249
                                                                                       ---------  ---------

Stockholders' equity:
       Preferred stock, $.01 par value; 60,000 shares authorized; no shares issued...          -          -
       Common stock, $.01 par value; 75,000 shares authorized; 34,471 and 34,394
         shares issued in 1996 and 1995, respectively................................        345        344
       Additional paid-in capital....................................................    131,560    122,747
       Retained earnings.............................................................    201,294    152,244
                                                                                       ---------  ---------
                                                                                         333,199    275,335
       Less:
               Treasury stock, at cost; 1,302 shares in 1995.........................          -        115
               Deferred compensation from stock options..............................          -        317
                                                                                       ---------  ---------
                       Total stockholders' equity....................................    333,199    274,903
Commitments and contingencies (Notes 10 and 14)
                                                                                       ---------  ---------
                                                                                       $ 955,775    903,152
                                                                                       =========  =========

         See accompanying notes to consolidated financial statements.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Earnings
                 Years Ended December 31, 1996, 1995 and 1994

                     (In thousands, except per share data)

                                                                                1996         1995         1994
                                                                             ----------  -----------  -----------
Net sales.................................................................   $1,795,056    1,648,517    1,437,540
Cost of sales.............................................................    1,368,379    1,281,887    1,107,890
                                                                             ----------  -----------  -----------
       Gross profit.......................................................      426,677      366,630      329,650
Selling, general and administrative expenses..............................      303,258      282,451      231,184
Restructuring costs.......................................................          700        8,439            -
Carrying value reduction of property, plant and equipment.................        3,060       23,711            -
Compensation expense for stock option exercises...........................            -        4,000            -
                                                                             ----------  -----------  -----------
       Operating income...................................................      119,659       48,029       98,466
                                                                             ----------  -----------  -----------
Other expense:
   Interest expense.......................................................       31,544       34,998       27,112
   Acquisition costs - Aladdin pooling....................................            -            -       10,201
   Other expense, net.....................................................        5,390        2,570        2,987
                                                                             ----------  -----------  -----------
                                                                                 36,934       37,568       40,300
                                                                             ----------  -----------  -----------
       Earnings before income taxes.......................................       82,725       10,461       58,166
Income taxes..............................................................       33,675        4,049       25,159
                                                                             ----------  -----------  -----------
       Net earnings.......................................................   $   49,050        6,412       33,007
                                                                             ==========  ===========  ===========

Earnings per common and common equivalent share...........................   $     1.42         0.19         0.99
                                                                             ==========  ===========  ===========
Weighted average common and common equivalent shares outstanding..........       34,566       33,623       33,374
                                                                             ==========  ===========  ===========


         See accompanying notes to consolidated financial statements.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity
                 Years Ended December 31, 1996, 1995 and 1994

                                (In thousands)

                                                       Common stock      Additional                                   Total
                                                    ------------------    paid-in     Retained  Treasury   Stock   stockholders'
                                                     Shares      Amount   capital     earnings   stock     options    equity
                                                    --------     ------  ---------    --------   ------    -------  -----------
Balances at December 31, 1993......................   34,289      $343     117,962     112,825    (168)      (970)     229,992
Stock options exercised............................       15         -         109           -        4          -         113
Tax benefit from exercise of stock
     options.......................................        -         -         579           -        -          -         579
Amortization of deferred
     compensation..................................        -         -           -           -        -        327         327
Net earnings.......................................        -         -           -      33,007        -          -      33,007
                                                    --------      ----   ---------    --------   ------     ------    --------
Balances at December 31, 1994......................   34,304       343     118,650     145,832    (164)      (643)     264,018
Stock options exercised............................       90         1         742           -       49          -         792
Tax benefit from exercise of stock
     options.......................................        -         -       3,355           -        -          -       3,355
Amortization of deferred
     compensation..................................        -         -           -           -        -        326         326
Net earnings.......................................        -         -           -       6,412        -          -       6,412
                                                    --------      ----   ---------    --------   ------     ------    --------
Balances at December 31, 1995......................   34,394       344     122,747     152,244    (115)      (317)     274,903
Stock options exercised............................       77         1       1,207           -      115          -       1,323
Tax benefit from exercise of stock
     options.......................................        -         -       7,606           -        -          -       7,606
Amortization of deferred
     compensation..................................        -         -           -           -        -        317         317
Net earnings.......................................        -         -           -      49,050        -          -      49,050
                                                    --------      ----   ---------    --------   ------     ------    --------
Balances at December 31, 1996......................   34,471      $345     131,560     201,294        -          -     333,199
                                                    ========      ====   =========    ========   ======     ======    ========

         See accompanying notes to consolidated financial statements.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                 Years Ended December 31, 1996, 1995 and 1994

                                (In thousands)

                                                                                 1996             1995            1994
                                                                              -----------       ---------       ---------
Cash flows from operating activities:
     Net earnings..........................................................    $   49,050           6,412          33,007
     Adjustments to reconcile net earnings to net cash provided by operating activities:
          Depreciation and amortization....................................        55,156          52,560          49,485
          Deferred income taxes............................................           460         (10,335)          5,324
          Provision for doubtful accounts..................................        13,213           9,649           6,047
          Loss on sale of property, plant and equipment....................         1,254             105             400
          Carrying value reduction of property, plant and equipment........         3,060          23,711               -
          Compensation expense for stock option exercises..................             -           4,000               -
          Changes in assets and liabilities, net of effects of acquisitions:
             Receivables...................................................       (56,576)         21,091         (28,456)
             Insurance claim receivable....................................             -               -           3,884
             Inventories...................................................        (3,532)         (5,512)        (21,912)
             Accounts payable and accrued expenses.........................         6,753          13,097         (35,391)
             Other assets and prepaid expenses.............................        (8,376)         (2,183)          9,862
             Other liabilities.............................................         4,868          (1,678)            291
                                                                              -----------       ---------       ---------
               Net cash provided by operating activities...................        65,330         110,917          22,541
                                                                              -----------       ---------       ---------
Cash flows from investing activities:
      Proceeds from insurance recoveries for and sale of property, plant
        equipment and other assets.........................................         3,247           6,460               -
      Additions to property, plant and equipment...........................       (42,085)        (38,961)        (78,018)
      Acquisitions, net of cash acquired...................................             -         (42,232)        (13,946)
                                                                              -----------       ---------       ---------
               Net cash used in investing activities.......................       (38,838)        (74,733)        (91,964)
                                                                              -----------       ---------       ---------
Cash flows from financing activities:
     Net change in revolving line of credit................................       (22,903)          2,241          63,038
     Payments on term loans................................................       (13,754)         (5,081)         (4,513)
     Change in outstanding checks in excess of cash........................           919           6,671          (4,748)
     Redemption of Aladdin indebtedness....................................             -               -         (87,617)
     Redemption of Galaxy indebtedness.....................................             -         (44,487)              -
     Proceeds from new loan................................................             -               -         100,000
     Common stock transactions.............................................         9,246           4,472             692
                                                                              -----------       ---------       ---------
                Net cash provided by (used in) financing activities........       (26,492)        (36,184)         66,852
                                                                              -----------       ---------       ---------
                Net decrease in cash.......................................             -               -          (2,571)
Cash, beginning of year....................................................             -               -           2,571
                                                                              -----------       ---------       ---------
Cash, end of year..........................................................   $         -               -               -
                                                                              ===========       =========       =========

         See accompanying notes to consolidated financial statements.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                       December 31, 1996, 1995 and 1994

                     (In thousands, except per share data)


(1) Summary of Significant Accounting Policies

     (a)  Basis of Presentation

          The consolidated financial statements include the accounts of Mohawk Industries, Inc. and its subsidiaries (the "Company" or "Mohawk"). All significant intercompany balances and transactions have been eliminated in consolidation.

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (b) Accounts Receivable and Revenue Recognition

          The Company is a broadloom carpet and rug manufacturer and sells carpet and rugs throughout the United States for residential and commercial use. The Company grants credit to customers, most of whom are retail carpet dealers, under credit terms that are customary in the industry.

           Revenues are recognized when goods are shipped. The Company provides allowances for expected cash discounts, returns, claims and doubtful accounts based upon historical bad debt and claims experience and periodic evaluations of the aging of the accounts receivable.

      (c) Inventories

           Inventories are stated at the lower of cost or market (net realizable value). Cost is determined using the last-in, first-out (LIFO) method, which matches current costs with current revenues, for substantially all inventories and the first-in, first-out (FIFO) method for the remaining inventories.

      (d) Property, Plant and Equipment

           Property, plant and equipment is stated at cost, including interest on funds borrowed to finance the acquisition or construction of major capital additions. Depreciation is calculated on a straight-line basis over the estimated remaining useful lives of the respective assets.

      (e) Income Taxes

           Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

      (f) Earnings Per Common and Common Equivalent Share

          The Company's earnings per share are computed by dividing net earnings by the weighted average common and common equivalent shares outstanding. Dilutive common stock options are included in the earnings per share calculation using the treasury stock method. Common equivalent shares outstanding for the fourth quarter of 1995 (912 equivalent shares) and the first quarter of 1994 (1,358 equivalent shares) are excluded from the earnings per share computation for 1995 and 1994 as the effect on loss per share for such quarters would have been anti-dilutive.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

          In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS No. 123"), which establishes a new method of accounting for stock-based compensation arrangements with an entity's employees. The new method is a fair value based method rather than the intrinsic value based method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("Opinion No. 25"). FAS No. 123 allows entities to retain the current approach set forth in Opinion No. 25 for recognizing stock-based compensation expense in the basic financial statements. Entities electing to apply the provisions of Opinion No. 25 are required to make pro forma disclosures of net earnings and earnings per share as if the fair value based method had been used. The Company continues to apply the provisions of Opinion No. 25 for purposes of measuring compensation cost in adopting FAS No. 123. The disclosure requirements of FAS No. 123 are effective for 1996, but the effect of the pro forma disclosures on the Company's comparative results of operations for 1995 and 1996 was immaterial.

      (g) Financial Instruments

          The Company's financial instruments consist primarily of cash, accounts receivable, accounts payable, notes payable and long-term debt. The carrying amount of cash, accounts receivable, accounts payable and notes payable approximates their fair value because of the short-term maturity of such instruments. Interest rates that are currently available to the Company for issuance of long-term debt with similar terms and remaining maturities are used to estimate the fair value of the Company's long-term debt. The estimated fair value of the Company's long-term debt at December 31, 1996 was $371,736, compared to a carrying amount of $366,380.

       (h) Fiscal Year

          The Company ends its fiscal year on December 31. Each of the first three quarters in the fiscal year ends on the Saturday nearest the calendar quarter end.

       (i) Goodwill

          Goodwill arises in connection with business combinations accounted for as purchases. Goodwill is amortized on a straight-line basis over 40 years. Amortization charged to earnings was $1,481 in 1996 and 1995 and $1,506 in 1994.

       (j)  Impairment of Long-Lived Assets

           In 1995, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of "("FAS No. 121"), as of January 1, 1995. Under FAS No. 121, the Company evaluates impairment of long-lived assets on a business unit basis, rather than on an aggregate entity basis, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets is based on the fair value of the asset.

       (k) Reclassifications

           Certain prior years' financial statement balances have been reclassified to conform with the current year's presentation.

(2) Acquisitions

        On February 25, 1994, the Company acquired all of the common stock of Aladdin in exchange for 13,562 shares of the Company's common stock. Aladdin designs, manufactures and sells broadloom carpet and rugs. The acquisition of Aladdin was accounted for under the pooling-of-interests basis of accounting and, accordingly, the Company's historical consolidated financial statements were restated to include the accounts and results of operations of Aladdin. The Company incurred a one-time charge of $10,201 during the first quarter of 1994 for transaction expenses related to the acquisition of Aladdin, and such charge is included as a non-operating expense for the year ended December 31, 1994.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

        On January 13, 1995, the Company acquired all of the issued and outstanding capital stock of Galaxy Carpet Mills, Inc. ("Galaxy") for $42,232 in cash, including acquisition costs. Galaxy is a manufacturer and distributor of broadloom carpet, primarily for the residential market. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition. The fair values allocated were $112,583 for the assets acquired and $70,351 for the liabilities assumed. Galaxy's results of operations are included in the Company's 1995 consolidated statement of earnings from the date of acquisition.

        On January 27, 1997, the Company entered into an asset purchase agreement to acquire certain assets of Diamond Rug & Carpet Mills, Inc. ("Diamond"). The proposed purchase price will be a maximum of $43,000 in cash, subject to adjustment based on the level of inventory at closing. Under the asset purchase agreement, Mohawk has agreed to purchase selected facilities owned by Diamond's principal shareholders. If completed, the acquisition will be accomplished through a prepackaged or other plan of reorganization under Chapter 11 of the United States Bankruptcy Code.

(3) Receivables

       Receivables are as follows:

                                                                                 1996       1995
                                                                               --------    --------
       Customers, trade .....................................................  $247,485     206,015
       Income tax receivable ................................................       -         1,298
       Other ................................................................     2,470       2,610
                                                                               --------    --------
                                                                                249,955     209,923
       Less allowance for discounts, returns, claims and doubtful accounts ..    34,844      32,145
                                                                               --------    --------
                      Net receivables .......................................  $215,111     177,778
                                                                               ========    ========
(4) Inventories

       The components of inventories are as follows:
                                                                                 1996        1,995
                                                                               --------    --------
               Finished goods ...............................................  $151,068     165,137
               Work in process ..............................................    45,428      47,125
               Raw materials ................................................   106,227      86,929
                                                                               --------    --------
                       Total inventories ....................................  $302,723     299,191
                                                                               ========    ========

(5) Property, Plant and Equipment

      Following is a summary of property, plant and equipment:
                                                                                 1996       1995
                                                                               --------    --------
      Land .................................................................   $  7,678       7,325
      Buildings and improvements ...........................................    118,224     106,819
      Machinery and equipment ..............................................    370,938     318,176
      Furniture and fixtures ...............................................     20,236      16,969
      Leasehold improvements ...............................................      2,573       3,323
      Construction in progress .............................................     10,312      18,436
                                                                               --------    --------
                                                                                529,961     471,048
      Less accumulated depreciation and amortization .......................    205,263     153,082
                                                                               --------    --------
              Net property, plant and equipment ............................   $324,698     317,966
                                                                               ========    ========

      Property, plant and equipment includes capitalized interest of $1,180, $2,169 and $1,382 in 1996, 1995 and 1994, respectively.

      During 1996, the Company recorded a charge of $3,060 arising from (a) the write-down of property, plant and equipment to be disposed of related to the closing of a manufacturing facility in 1996 and (b) a revision in the estimate of fair value of certain property, plant and equipment based on current market conditions related to mill closings in 1995 (see Note 12). The after-tax effect of the charge for the year was $1,815, or $0.05 per share.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

      In connection with the adoption of FAS No. 121 in 1995, the Company recorded impairment losses of $21,000 for the write-down of property, plant and equipment to be held and used at certain mills and $2,711 for the write-down of property, plant and equipment to be disposed of related to these mill closings. The after-tax effect of these impairment losses for the year was $14,535, or $0.43 per share. The Company primarily used a discounted cash flow analysis to estimate the fair value of these assets.

(6) Other Assets

      The components of other assets are summarized below:

                                                                                           1996       1995
                                                                                         --------   ---------
      Goodwill, net of accumulated amortization of $5,589 and $4,108, respectively ....  $ 53,679      55,160
      Other assets ....................................................................    21,157      22,592
                                                                                         --------   ---------
               Total other assets .....................................................  $ 74,836      77,752
                                                                                         ========    ========

(7) Note Payable and Long-Term Debt

      In June 1996, the Company acquired certain equipment, primarily used for the extrusion of polypropylene yarn, valued at $21,200 in exchange for a promissory note due in April 1997. The promissory note pays interest at a variable rate that ranges from 0.25% to 0.875% above LIBOR. The note was paid in full in January 1997.

     On June 6, 1996, the Company amended and restated its revolving credit agreement to decrease its credit availability from $300,000 to $250,000 due to decreasing external financing needs. At December 31, 1996, the Company had $127,200 of unused credit availability under its revolving credit line. The credit agreement's interest rate either (i) ranges from 0.25% to 0.875% above LIBOR, depending upon the Company's performance measured against specific coverage ratios, or (ii) is the prime rate. The credit agreement contains customary financial and other covenants and restricts cumulative dividend payments to $10,000 as adjusted based on the Company's performance and dividend payments. The Company must pay an annual facility fee ranging from .0015 to
 .0025 of the total credit commitment, depending upon the Company's performance measured against specific coverage ratios, under the revolving credit line.

      The capital stock of each of the Company's subsidiaries has been pledged as collateral under the credit agreement, the term loans and the senior notes.

      Long-term debt consists of the following:

                                                                                 1996        1995
                                                                               --------   ---------
     Revolving line of credit, due May 15, 1999 .............................  $122,800      95,190
     8.46% senior notes, payable in annual principal installments beginning in 1998, due September 16, 2004, interest
       payable quarterly ....................................................   100,000     100,000
     7.14%-7.23% senior notes, payable in annual principal
       installments beginning in 1997, due September 1, 2005,
       interest payable semiannually ........................................    85,000      85,000
     8.48% term loans, payable in annual principal installments beginning in 1996, due October 26, 2002, interest payable
       quarterly ............................................................    34,286      40,000
     9.5% senior notes, payable in annual principal installments,
       due April 1, 1998, interest payable semiannually .....................     7,500      11,250
     7.58% senior notes, payable in annual principal installments beginning in 1997, due July 30, 2003, interest payable
       semiannually .........................................................    10,000      10,000
     7% term note, payable in annual principal and interest
       installments, due July 31, 1999 (paid in full in April 1996) .........        -        3,879
     Other ..................................................................     6,794       7,718
                                                                               --------   ---------
       Total long-term debt .................................................   366,380     353,037
     Less current portion ...................................................    20,632      11,262
                                                                               --------   ---------
       Long-term debt, excluding current portion ............................  $345,748     341,775
                                                                               ========    ========


                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

     The aggregate maturities of long-term debt as of December 31, 1996 are as follows:

       1997....................... $  20,632
       1998.......................    34,623
       1999.......................   153,673
       2000.......................    30,873
       2001.......................    30,873
       Thereafter.................    95,706
                                    --------
                                    $366,380
                                    ========

(8) Accounts Payable and Accrued Expenses

       Accounts payable and accrued expenses are as follows:

                                                                                         1996        1995
                                                                                       --------   ---------
       Outstanding checks in excess of cash..........................................  $ 31,800      30,881
       Accounts payable, trade.......................................................    86,369      98,122
       Accrued expenses..............................................................    68,635      53,574
       Accrued compensation..........................................................    15,937      18,795
                                                                                       --------    --------
     Total accounts payable and accrued expenses.....................................  $202,741     201,372
                                                                                       ========    ========

(9) Stock Options

       Under the Company's employee stock option plans, options may be granted to directors and key employees through 2002 and 2003 to purchase a maximum of 1,500 and 450 shares of common stock, respectively. During 1996, options to purchase 266 and 148 shares, respectively, were granted under these plans. Options granted under each of these plans expire ten years from the date of grant and become exercisable at such dates and at prices as determined by the Compensation Committee of the Company's Board of Directors.

       During 1996, the Company adopted the 1997 Non-Employee Director Stock Compensation Plan. The plan provides for grants of up to 25 shares of common stock of the Company for non-employee directors to receive in lieu of cash for their annual retainers.

       Additional information relating to the Company's stock option plans follows:

                                                                               1996            1995        1994
                                                                          -------------     ----------   ---------
     Options outstanding at beginning of year.........................          2,559         3,225          2,780
     Options granted..................................................            414           103            620
     Options exercised................................................         (1,410)         (634)           (55)
     Options canceled.................................................           (166)         (135)          (120)
                                                                         ------------   -----------    -----------
     Options outstanding at end of year...............................          1,397         2,559          3,225
                                                                         ============   ===========    ===========
     Options exercisable at end of year................................           406         1,578          2,034
                                                                         ============   ===========    ===========

     Option prices per share:
     Options granted during the year..................................   $14.91-17.00   14.00-18.25    14.38-27.50
                                                                         ============   ===========    ===========
     Options exercised during the year................................   $  .02-21.75     .02-10.00      .01-10.00
                                                                         ============   ===========    ===========
     Options canceled during the year..................................  $ 8.50-28.75    8.50-28.75     8.50-28.75
                                                                         ============   ===========    ===========
     Options outstanding at end of year................................  $  .04-28.75     .02-28.75      .02-28.75
                                                                         ============   ===========    ===========

       A one-time charge of $4,000 was recorded in the fourth quarter of 1995 for income tax reimbursements to be made to certain executives for the exercise of stock options. The income tax reimbursements were recorded in accordance with the stock option agreements in 1988 and 1989 in connection with the Company's 1988 leveraged buyout. The agreements allow the Company to receive an income tax benefit on its tax return for the tax effect of the taxable compensation provided to the individuals upon the exercise of these options. Such income tax benefit resulted in a direct increase in stockholders' equity of $7,606 in 1996 primarily from the exercise of these options.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

(10) Employee Benefit Plans

          The Company has a 401(k) retirement savings plan (the "Plan") open to in excess of 55% of its employees who have completed one year of eligible service. The Company contributes $0.50 for every $1.00 of employee contributions up to a maximum of 4% of the employee's salary. Employee and employer contributions to the Plan were $6,308 and $2,061 in 1996, $6,970 and $2,225 in 1995 and $7,073 and $2,214 in 1994, respectively.

          Substantially all of the remaining employees are eligible to participate in a defined contribution profit sharing plan. Contributions are discretionary and the Company expensed $2,130, $1,875 and $2,441 for the years ended December 31, 1996, 1995 and 1994, respectively.

(11) Insurance Claim

          Certain of the Company's facilities located in Calhoun, Georgia suffered damage during the blizzard that hit the Eastern United States on March 13, 1993, resulting in temporary interruptions to the operations of these facilities. All of the damage was fully insured against (both on a business interruption and property basis), and the Company finalized settlement of the insurance claim during the first quarter of 1994. The Company recorded a reduction of $6,005 in cost of sales for reimbursements of business interruption costs for the year ended December 31, 1994.

(12) Restructuring Costs

          During the fourth quarter of 1996, the Company decided to close a spinning mill in Belton, South Carolina, the operations of which are being consolidated into other Mohawk facilities. For the year ended December 31, 1996, the Company recorded restructuring costs of $700 related to employee termination benefits, environmental clean-up and other costs associated with the mill closing. The after-tax effect of the restructuring costs for the year was $415, or $0.01 per share.

          During 1995, the Company closed five residential manufacturing facilities, the operations of which are being consolidated into other Mohawk facilities. During the year ended December 31, 1995, the Company recorded restructuring costs of $8,439 related to employee termination benefits, relocating inventories and equipment and other costs associated with the mill closings. The amount of termination benefits accrued and charged to expense was $2,250 for the year ended December 31, 1995. The benefits accrued were for 945 employees, who were principally involved in manufacturing operations. The amount of actual termination benefits paid and charged against the liability as of December 31, 1995 was $2,186, covering approximately 930 employees. The after-tax effect of the restructuring costs for the year was $5,173, or $0.15 per share. All of these costs have been paid as of December 31, 1996.

(13) Income Taxes

          Income tax expense attributable to earnings before income taxes for the years ended December 31, 1996, 1995 and 1994 consists of the following:

                                                                         Current      Deferred     Total
                                                                         -------      --------     -----
          1996:
                  U.S. federal........................................   $31,113        (1,142)     29,971
                  State and local.....................................     2,102         1,602       3,704
                                                                         -------       -------      ------
                                                                         $33,215           460      33,675
                                                                         =======       =======      ======
          1995:
                  U.S. federal........................................   $11,422        (8,311)      3,111
                  State and local.....................................     2,962        (2,024)        938
                                                                         -------       -------      ------
                                                                         $14,384       (10,335)      4,049
                                                                         =======       =======      ======
          1994:
                  U.S. federal........................................   $16,939         4,451      21,390
                  State and local.....................................     2,896           873       3,769
                                                                         -------       -------      ------
                                                                         $19,835         5,324      25,159
                                                                         =======       =======      ======



                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

           Notes to Consolidated Financial Statements - (Continued)

         Income tax expense attributable to earnings before income taxes differs from the amounts computed by applying the U.S. federal income tax rate of 35 percent to earnings before income taxes as follows:

                                                                          1996            1995       1994
                                                                         ------          -----      ------
          Computed "expected" tax expense ............................   $28,954         3,661      20,358
          State and local income taxes, net of federal................
            income tax benefit........................................     1,868           610       2,450
          Acquisition costs - Aladdin pooling.........................        -             -        3,472
          Stock offering..............................................        -           (987)         -
          Amortization of goodwill....................................       519           524         527
          Adjustment to deferred tax assets and liabilities
            for changes in tax rates and tax status...................        -             -       (1,950)
          Other, net..................................................     2,334           241         302
                                                                         -------         -----      ------
                                                                         $33,675         4,049      25,159
                                                                         =======         =====      ======

          The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are presented below:

                                                                           1996         1995
                                                                          -------      ------
          Deferred tax assets:
                 Accounts receivable.................................... $ 11,789      10,252
                 Accrued expenses.......................................    7,885       5,508
                 Purchased net operating loss carryforwards.............    5,712       7,096
                 Other..................................................    1,315       1,411
                                                                          -------     -------
                         Gross deferred tax assets......................   26,701      24,267
                                                                          -------     -------
          Deferred tax liabilities:
                 Plant and equipment....................................  (28,963)    (28,147)
                 Inventories............................................   (2,224)     (3,762)
                 Other..................................................   (4,858)     (1,242)
                                                                          -------     -------
                         Gross deferred tax liabilities.................  (36,045)    (33,151)
                                                                          -------     -------
                         Net deferred tax liability..................... $ (9,344)     (8,884)
                                                                         ========     =======

          At December 31, 1996, as a result of the Galaxy acquisition, the Company had net operating loss carryforwards for income tax purposes of $14,647. These net operating loss carryforwards are available to offset future taxable income, if any, and expire in 2009. Utilization of the net operating loss carryforwards is subject to certain limitations under the Internal Revenue Code.


(14)  Commitments and Contingencies

        The Company is obligated under various operating leases for office space, machinery and equipment.

        Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) at December 31, 1996 are:

     Years Ending
     December 31,
     ------------
     1997............................ $14,609
     1998............................  11,930
     1999............................   8,485
     2000............................   6,450
     2001............................   3,785
     Thereafter......................   3,092
                                      -------
       Total minimum lease payments.. $48,351
                                      =======

        Rental expense under operating leases was $17,240, $18,249 and $16,096 in 1996, 1995 and 1994, respectively.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

        In June 1994, the Company and several other carpet manufacturers received subpoenas to produce documents from a grand jury of the United States District Court in Atlanta. The subpoenas were requested by the Antitrust Division of the U.S. Department of Justice in connection with an investigation of the industry. The Company believes that the results of this investigation will not have a material adverse impact on the financial condition of the Company.

        In December 1995, the Company and four other carpet manufacturers were added as defendants in a purported class action lawsuit, In re Carpet Antitrust Litigation, pending in the United States District Court for the Northern District of Georgia, Rome Division. The amended complaint alleges price fixing regarding polypropylene products in violation of Section One of the Sherman Act. The Company is a party to two consolidation lawsuits captioned Gaehwiler v. Sunrise Carpet Industries, Inc. et. al. and Patco Enterprises, Inc. v. Sunrise Carpet Industries, Inc. et. al.; both of which were filed in the Superior Court of the State of California, City and County of San Francisco in early 1996. Both complaints were brought on behalf of a purported class of indirect purchasers of carpet in the State of California and seek damages for alleged violations of California antitrust and unfair competition laws. The Company believes both of these lawsuits are without merit and intends to vigorously defend against them.


(15) Consolidated Statements of Cash Flows Information

        Supplemental disclosures of cash flow information are as follows:

                                                                            1996          1995        1994
                                                                          --------      --------    --------
        Net cash paid during the year for:
               Interest................................................   $32,268        36,309      28,257
                                                                          =======        ======      ======
               Income taxes............................................   $23,049         3,058      25,565
                                                                          =======        ======      ======

(16) Quarterly Financial Data (Unaudited)

        The supplemental quarterly financial data are as follows:

                                                                        Quarters Ended
                                        ----------------------------------------------------------------------------
                                        March 30,            June 29,                 Sept. 28,            Dec. 31,
                                          1996                 1996                     1996                1996
                                        --------             --------                 ---------            ---------
Net sales.............................. $383,667               474,552                 471,199             465,638
Gross profit...........................   87,184               117,114                 109,329             113,050
Net earnings...........................    5,338                16,395                  14,800              12,517
Earnings per share.....................     0.16                  0.48                    0.43                0.36

                                                                        Quarters Ended
                                        ----------------------------------------------------------------------------
                                        April 1,                July 1,                Sept.308,            Dec. 31,
                                          1995                   1995                   1995                 1995
                                        --------               --------               ---------            ---------
Net sales.............................. $378,761               429,241                 425,594              414,921
Gross profit...........................   81,918                94,097                  94,911               95,704
Net earnings (loss)....................    4,307                 5,619                   6,629              (10,143)
Earnings (loss) per share................   0.13                  0.17                    0.20                (0.31)


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

   None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

   The information required by this item is incorporated by reference to information contained in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders under the following headings: "Election of Directors-- Director, Director Nominee and Executive Officer Information"; "--Nominees for Director"; "--Continuing Directors"; and "--Executive Officers."

Item 11. Executive Compensation

   The information required by this item is incorporated by reference to information contained in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders under the following headings: "Executive Compensation and Other Information--Summary of Cash and Certain Other Compensation"; "-- Option Grants"; "--Option Exercises and Holdings"; "--Pension Plans"; "-- Employment and Consulting Contracts"; and "Election of Directors--Meetings and Committees of the Board of Directors."

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The information required by this item is incorporated by reference to information contained in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders under the following heading: "Executive Compensation and Other Information--Principal Stockholders of the Company."

Item 13. Certain Relationships and Related Transactions

   The information required by this item is incorporated by reference to information contained in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders under the following heading: "Executive Compensation and Other Information--Certain Relationships and Related Transactions."

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a) 1. Consolidated Financial Statements

   The Consolidated Financial Statements of Mohawk Industries, Inc. and subsidiaries listed in Item 8 of Part II are incorporated by reference into this item.

   2. Consolidated Financial Statement Schedules

      Schedule I-Condensed Financial Information of Registrant........... 40
      Schedule II-Consolidated Valuation and Qualifying Accounts......... 43

   Schedules not listed above have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

   3. Exhibits

   The exhibit number for the exhibit as originally filed is included in parentheses at the end of the description.

    Mohawk
    Exhibit
    Number                        Description

    *2.1 Amended and Restated Agreement and Plan of Merger, including exhibits thereto, by and among Mohawk, Horizon Acquisition Corp. and Horizon dated as of July 29, 1992 and amended as of September 29, 1992. (Incorporated herein by reference to Exhibit 2 in Mohawk's Registration Statement on Form S-4, Registration No. 33-52542.)

    *2.2 Stock Purchase Agreement dated as of March 8, 1993 among Mohawk, John C. Thornton, William Robert Fowler, Dave M. Reynolds and American Rug Craftsmen, Inc. (Incorporated herein by reference to Exhibit 5 in Mohawk's Current Report on Form 8-K dated March 8, 1993.)

    *2.3 Asset Purchase Agreement dated as of June 3, 1993 between Fieldcrest Cannon, Inc. and Mohawk (Incorporated herein by reference to Exhibit 5 in Mohawk's Current Report on Form 8-K dated June 3, 1993.)

    *2.4 Agreement and Plan of Merger dated as of December 3, 1993 and amended as of January 17, 1994 among Mohawk, AMI Acquisition Corp., Aladdin and certain Shareholders of Aladdin. (Incorporated herein by reference to Exhibit 2(i)(a) in Mohawk's Registration Statement on Form S-4, Registration No. 33-74220.)

    *2.5 Stock Purchase Agreement by and among Mohawk, Galaxy and the Stockholder of Galaxy dated December 1, 1994. (Incorporated herein by reference to Exhibit 2 in Mohawk's Current Report on Form 8-K dated January 13, 1995.)

     3.1         Restated Certificate of Incorporation of Mohawk.

     3.2         Amended and Restated Bylaws of Mohawk.

     4.1         See Article 4 of the Restated Certificate of
                 Incorporation of Mohawk. (Incorporated herein by reference to Exhibit 3.1 in Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

     4.2 See Articles 2, 6, and 9 of the Amended and Restated Bylaws of Mohawk. (Incorporated herein by reference to Exhibit 3.2 in Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

   *10.1 Leases dated February 25, 1993 between Mohawk and Forsyth/Airport Partners & Petula Associates, Ltd. concerning Greensboro, North Carolina offices. (Incorporated herein by reference to Exhibit 10.9 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

   *10.2 Lease dated April 18, 1984 between Horizon and William Norris Little, James D. Miller, Jr., and Dean Cassidy d/b/a Cassidy & Associates concerning Dyenamics Plant at South Industrial Boulevard in Calhoun, Georgia. (Incorporated herein by reference to Exhibit 10.3 of Horizon's Annual Report on Form 10-K for the fiscal year ended September 28, 1985 (SEC File No. 0-11492).)

   *10.3         Lease dated August 1, 1985 between Horizon and Kay D.
                 Owens concerning Coater I and General Administration Offices and Plant at South Industrial Boulevard in Calhoun, Georgia. (Incorporated herein by reference to Exhibit 10.3 of Horizon's Annual Report on Form 10-K for the fiscal year ended September 28, 1985 (SEC File No. 0-11492).)

   *10.4         Lease dated April 1, 1988 between Horizon and Kay D.
                 Owens concerning the addition between the Tufting and Coater Buildings on South Industrial Boulevard in Calhoun, Georgia. (Incorporated herein by reference to Exhibit 10.24 in Mohawk's Registration Statement on Form S-1, Registration No. 33-53932.)

   *10.5 Lease dated March 22, 1978 between Horizon and John Wayne Hall and James S. Owens concerning the Printing Plant at South Industrial Boulevard in Calhoun, Georgia. (Incorporated herein by reference to Exhibit 10.9 of Registration Statement No. 2-84128 and to Exhibit 10.13 of Registration Statement No. 2-87625.)

   *10.6         Lease dated December 12, 1983 between Horizon and James
                 S. Owens concerning the expanded Tufting Plant at South Industrial Boulevard in Calhoun, Georgia. (Incorporated herein by reference to Exhibit 10.12.1 of Horizon's Annual Report on Form 10-K for the fiscal year ended October 1, 1983 (SEC File No. 0-11492).)

   *10.7 Lease dated June 1, 1991 between Horizon and Don R. Owens concerning the Maintenance Plant at South Industrial Boulevard in Calhoun, Georgia. (Incorporated herein by reference to Exhibit 10.27 in the Registrant's Form S-1 Registration No. 33-53932.)

   *10.8 Lease dated September 1, 1991 between Horizon and Don R. Owens concerning the Roll Storage Plant at South Industrial Boulevard in Calhoun, Georgia. (Incorporated herein by reference to Exhibit 10.28 in Mohawk's Registration Statement on Form S-1, Registration No. 33-53932.)

   *10.9 Lease dated June 1, 1992 between Horizon and Don R. Owens concerning the Roll Storage Plant at South Industrial Boulevard in Calhoun, Georgia. (Incorporated herein by reference to Exhibit 10.29 in Mohawk's Registration Statement on Form S-1, Registration No. 33-53932.)

  *10.10 Lease dated October 1, 1992 between Horizon and Don R. Owens concerning two additions to the Maintenance Plant at South Industrial Boulevard in Calhoun, Georgia. (Incorporated herein by reference to Exhibit 10.30 in Mohawk's Registration Statement on Form S-1, Registration No. 33-53932.)

  *10.11 Lease dated August 15, 1989 between Joan Jones Webb and assigns and Aladdin related to a finished goods distribution warehouse in Miami, Florida. (Incorporated herein by reference to Exhibit 10.27 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

  *10.12 Lease dated October 15, 1990 between NBD Trust Company of Illinois and Aladdin related to a finished goods distribution warehouse in Romeoville, Illinois. (Incorporated herein by reference to Exhibit 10.28 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

  *10.13 Lease dated June 21, 1994 between Ventura County Employees' Retirement Association and Aladdin related to a finished goods distribution warehouse in Fullerton, California. (Incorporated herein by reference to Exhibit
                 10.28 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

  *10.14 Lease dated October 3, 1994 between Almoda and Aladdin related to a finished goods distribution warehouse in Columbus, Ohio. (Incorporated herein by reference to Exhibit 10.29 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

  *10.15         Lease dated March 31, 1994 between Alfred Sanzari and
                 Aladdin related to a finished goods distribution warehouse in Elmwood Park, New Jersey. (Incorporated herein by reference to
                 Exhibit 10.30 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

  *10.16 Lease dated May 1, 1994 between Columbware Associates and Aladdin related to a finished goods distribution warehouse in Jessup, Maryland. (Incorporated herein by reference to Exhibit 10.31 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

  *10.17 Lease dated January 7, 1994, as amended January 18, 1994, between Principal Mutual Life Insurance Company and Aladdin related to a finished goods distribution warehouse in Grand Prairie, Texas. (Incorporated herein by reference to Exhibit
                 10.32 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

  *10.18 Lease dated November 21, 1994 between Roundup Co. and Aladdin related to a finished goods distribution warehouse in Kent, Washington. (Incorporated herein by reference to Exhibit 10.33 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

  *10.19 Lease dated October 17, 1994 between Ventura County Employees' Retirement Association and Aladdin related to a finished goods distribution warehouse in Kent, Washington. (Incorporated herein by reference to Exhibit
                 10.34 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

  *10.20 Lease dated March 1, 1994 between Design Leasing and Holding Company, Inc. and American Rug Craftsmen, Inc. related to a manufacturing facility and warehouse in Calhoun, Georgia. (Incorporated herein by reference to Exhibit 10.35 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

  *10.21 Consolidated Amended and Restated Note Agreement dated as of September 3, 1993 for $70 million of senior notes, including $20 million uncommitted shelf facility, among Mohawk, Mohawk Carpet and The Prudential Insurance Company of America. (Incorporated herein by reference to Exhibit 10.2 in Mohawk's quarterly report on Form 10-Q for the quarter ended October 2, 1993.)

  *10.22 Letter dated February 24, 1994 amending the Consolidated, Amended and Restated Note Agreement dated September 3, 1993 among Mohawk, Mohawk Carpet and The Prudential Insurance Company of America. (Incorporated herein by reference to Exhibit 10.2 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

  *10.23 Letter dated as of September 16, 1994 of the Second Modification to the Consolidated, Amended and Restated Note Agreement dated September 3, 1993 among Mohawk, Mohawk Carpet Corporation and The Prudential Insurance Company of America. (Incorporated herein by reference to Exhibit 10.2 of Mohawk's Quarterly Report on Form 10-Q for the quarter ended October 1, 1994.)

  *10.24 Letter dated as of July 19, 1995 of the Third Modification to the Consolidated, Amended and Restated Note Agreement dated as of September 3, 1993 among Mohawk, Mohawk Carpet Corporation and The Prudential Insurance Company of America. (Incorporated herein by reference to Exhibit 10.6 of Mohawk's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.)

  *10.25 Letter dated as of September 29, 1995 of the Fourth Modification to the Consolidated, Amended and Restated Note Agreement dated as of September 3, 1993 among Mohawk, Mohawk Manufacturing Corporation (f/k/a Mohawk Carpet Corporation) and The Prudential Insurance Company of America. (Incorporated herein by reference to Exhibit
                 10.10 of Mohawk's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.)

  *10.26 Letter dated as of March 12, 1996 of the Fifth Modification to the Consolidated, Amended and Restated Note Agreement dated September 3, 1993 among Mohawk, Mohawk Manufacturing Corporation (f/k/a Mohawk Carpet Corporation) and The Prudential Insurance Company of America. (Incorporated herein by reference to Exhibit
                 10.26 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

  *10.27 Second Amended and Restated Credit Agreement dated as of January 13, 1995 among Mohawk Carpet, Mohawk, Wachovia Bank of Georgia, N.A. and First Union National Bank of Georgia. (Incorporated herein by reference to Exhibit
                 10.3 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

  *10.28 First Amendatory Agreement dated as of June 23, 1995 to the Second Amended and Restated Credit Agreement dated as of January 13, 1995 among Mohawk Carpet Corporation, Mohawk, Wachovia Bank of Georgia, N.A. and First Union National Bank of Georgia. (Incorporated herein by reference to Exhibit 10.1 of Mohawk's Quarterly Report on Form 10-Q for the quarter ended July 1, 1995.)

  *10.29 Second Amendatory Agreement and Waiver dated as of July 19, 1995 to the Second Amended and Restated Credit Agreement dated as of January 13, 1995 among Mohawk Carpet Corporation, Mohawk, Wachovia Bank of Georgia, N.A. and First Union National Bank of Georgia. (Incorporated herein by reference to Exhibit 10.1 of Mohawk's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.)

  *10.30 Third Amendatory Agreement dated as of September 28, 1995 to the Second Amended and Restated Credit Agreement dated as of January 13, 1995 among Mohawk Manufacturing Corporation (f/k/a Mohawk Carpet Corporation), Mohawk, Wachovia Bank of Georgia, N.A. and First Union National Bank of Georgia. (Incorporated herein by reference to Exhibit 10.2 of Mohawk's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.)

  *10.31 Fourth Amendatory Agreement dated as of December 22, 1995 to the Second Amended and Restated Credit Agreement dated as of January 13, 1995 among Mohawk Manufacturing Corporation (f/k/a Mohawk Carpet Corporation), Mohawk, Wachovia Bank of Georgia, N.A. and First Union National Bank of Georgia. (Incorporated herein by reference to Exhibit 10.31 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

  *10.32 Fifth Amendatory Agreement dated as of December 31, 1995 to the Second Amended and Restated Credit Agreement dated as of January 13, 1995 among Mohawk Manufacturing Corporation (f/k/a Mohawk Carpet Corporation), Mohawk, Wachovia Bank of Georgia, N.A. and First Union National Bank of Georgia. (Incorporated herein by reference to Exhibit 10.32 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

   10.33 Sixth Amendatory Agreement dated as of December 31, 1996 to the Second Amended and Restated Credit Agreement dated as of January 13, 1995 among Aladdin Manufacturing Corporation (f/k/a Mohawk Manufacturing Corporation and prior to that known as Mohawk Carpet Corporation), Mohawk, Wachovia Bank of Georgia, N.A. and First Union National Bank of Georgia.

  *10.34 Note Purchase Agreement dated as of August 15, 1993 for 9.5% Senior Notes due April 1, 1998 among Mohawk Carpet, Mohawk, Horizon, American Rug Craftsmen, Burton Carpets & Rugs, Inc. and The Harbinger Company, Inc., and Alexander Hamilton Life Insurance Company of America, Connecticut Mutual Life Insurance Company, The Franklin Life Insurance Company and Principal Mutual Life Insurance Company. (Incorporated herein by reference to Exhibit 10.5 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

  *10.35 First Amendment and Waiver Agreement dated as of February 25, 1994 of the Note Purchase Agreement dated as of August 15, 1993 for 9.5% Senior Notes due April 1, 1998 among Mohawk Carpet, Mohawk, American Rug Craftsmen, Inc., Burton Carpets & Rugs, Inc., Aladdin, Mohawk Marketing, Inc., Alexander Hamilton Life Insurance Company of America, Connecticut Mutual Life Insurance Company, Principal Mutual Life Insurance Company and The Franklin Life Insurance Company. (Incorporated herein by reference to Exhibit 10.6 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

  *10.36         Second and Third Amendment Agreements dated as of
                 September 16, 1994 of the Note Purchase Agreement dated as of August 15, 1993 for 9.5% Senior Notes due April 1, 1998 among the Company, Mohawk Carpet Corporation, American Rug Craftsmen, Aladdin, Mohawk Marketing, Inc., Alexander Hamilton Life Insurance Company of America, Connecticut Mutual Life Insurance Company, The Franklin Life Insurance Company and Principal Mutual Life Insurance Company. (Incorporated herein by reference to Exhibit 10.3 of Mohawk's Quarterly Report on Form 10-Q for the quarter ended October 1, 1994.)

  *10.37 Fourth Amendment and Waiver Agreement dated as of July 19, 1995 of the Note Purchase Agreement dated as of August 15, 1993 for 9.5% Senior Notes due April 1, 1998 among Mohawk Carpet Corporation, Mohawk, Aladdin Mills, Inc., Mohawk Marketing, Inc., Galaxy Carpet Mills, Inc., Mohawk Mills, Inc., Mohawk Manufacturing Corporation, Alexander Hamilton Life Insurance Company of America, Connecticut Mutual Life Insurance Company, The Franklin Life Insurance Company and Principal Mutual Life Insurance Company. (Incorporated herein by reference to Exhibit
                 10.3 of Mohawk's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.)

  *10.38 Fifth Amendment Agreement dated as of September 29, 1995 of the Note Purchase Agreement dated as of August 15, 1993 for 9.5% Senior Notes due April 1, 1998 among Mohawk Manufacturing Corporation (f/k/a Mohawk Carpet Corporation), Mohawk, Aladdin Mills, Inc., Mohawk Marketing, Inc., Galaxy Carpet Mills, Inc., Mohawk Mills, Inc., Mohawk Carpet Corporation, Alexander Hamilton Life Insurance Company of America, Connecticut Mutual Life Insurance Company, American General Life Insurance Company and Principal Mutual Life Insurance Company. (Incorporated herein by reference to Exhibit 10.7 of Mohawk's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.)

  *10.39 Sixth Amendment Agreements dated as of March 12, 1996 of the Note Purchase Agreement dated as of August 15, 1993 for 9.5% Senior Notes due April 1, 1998 among the Company, Mohawk Manufacturing Corporation (f/k/a Mohawk Carpet Corporation), Aladdin, Mohawk Marketing, Inc., Galaxy Carpet Mills, Inc., Mohawk Mills, Inc., Mohawk Carpet Corporation, Alexander Hamilton Life Insurance Company of America, Connecticut Mutual Life Insurance Company, The Franklin Life Insurance Company and Principal Mutual Life Insurance Company. (Incorporated herein by reference to Exhibit 10.38 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

  *10.40 Note Purchase Agreement dated as of August 15, 1993 for $85 million of Senior Notes due September 1, 2005 among Mohawk Carpet, Mohawk, Horizon, American Rug Craftsmen, Burton Carpets & Rugs, Inc. and The Harbinger Company, Inc., and John Hancock Mutual Life Insurance Company, John Hancock Variable Life Insurance Company, John Hancock Life Insurance Company of America, Principal Mutual Life Insurance Company, Principal National Life Insurance Company, UNUM Life Insurance Company of America and The Franklin Life Insurance Company. (Incorporated herein by reference to Exhibit 10.7 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

  *10.41 First Amendment and Waiver Agreement dated as of February 25, 1994 of the Note Purchase Agreement dated as of August 15, 1993 for $85 million Senior Notes due September 1, 2005 among Mohawk Carpet, Mohawk, American Rug Craftsmen, Inc., Burton Carpets & Rugs, Inc., Aladdin, Mohawk Marketing, Inc., John Hancock Mutual Life Insurance Company, John Hancock Variable Life Insurance Company, John Hancock Life Insurance Company of America, Principal Mutual Life Insurance Company, Principal National Life Insurance Company, UNUM Life Insurance Company and The Franklin Life Insurance Company. (Incorporated herein by reference to Exhibit 10.8 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

  *10.42 Second and Third Amendment Agreements dated as of September 16, 1994 of the Note Purchase Agreement dated as of August 15, 1993 for $85 million Senior Notes due September 1, 2005 among the Company, Mohawk Carpet Corporation, American Rug Craftsmen, Aladdin, Mohawk Marketing, Inc., John Hancock Mutual Life Insurance Company, John Hancock Variable Life Insurance Company, John Hancock Life Insurance Company of America, Principal Mutual Life Insurance Company, Principal National Life Insurance Company, UNUM Life Insurance Company and The Franklin Life Insurance Company. (Incorporated herein by reference to Exhibit 10.4 of Mohawk's Quarterly Report on Form 10-Q for the quarter ended October 1, 1994.)

  *10.43 Fourth Amendment and Waiver Agreement dated as of July 19, 1995 of the Note Purchase Agreement dated as of August 15, 1993 for $85 million of Senior Notes due September 1, 2005 among Mohawk Carpet Corporation, Mohawk, Aladdin Mills, Inc., Mohawk Marketing, Inc., Galaxy Carpet Mills, Inc., Mohawk Mills, Inc., Mohawk Manufacturing Corporation, John Hancock Mutual Life Insurance Company, John Hancock Variable Life Insurance Company, John Hancock Life Insurance Company of America, Principal Mutual Life Insurance Company, UNUM Life Insurance Company of America and The Franklin Life Insurance Company. (Incorporated herein by reference to Exhibit 10.4 of Mohawk's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.)

  *10.44 Fifth Amendment Agreement dated as of September 29, 1995 of the Note Purchase Agreement dated as of August 15, 1993 for $85 million of Senior Notes due September 1, 2005 among Mohawk Manufacturing Corporation (f/k/a Mohawk Carpet Corporation), Mohawk, Aladdin Mills, Inc., Mohawk Marketing, Inc., Galaxy Carpet Mills, Inc., Mohawk Mills, Inc., Mohawk Carpet Corporation, John Hancock Mutual Life Insurance Company, John Hancock Variable Life Insurance Company, John Hancock Life Insurance Company of America, Principal Mutual Life Insurance Company, UNUM Life Insurance Company of America and American

                 General Life Insurance Company. (Incorporated herein by reference to Exhibit 10.8 of Mohawk's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.)

  *10.45 Sixth Amendment Agreement dated as of March 12, 1996 of the Note Purchase Agreement dated as of August 15, 1993 for $85 million Senior Notes due September 1, 2005 among the Company, Mohawk Manufacturing Corporation (f/k/a Mohawk Carpet Corporation), Aladdin, Mohawk Marketing, Inc.,Galaxy Carpet Mills, Inc., Mohawk Mills, Inc., Mohawk Carpet Corporation, John Hancock Mutual Life Insurance Company, John Hancock Variable Life Insurance Company, John Hancock Life Insurance Company of America, Principal Mutual Life Insurance Company, Principal National Life Insurance Company, UNUM Life Insurance Company and The Franklin Life Insurance Company. (Incorporated herein by reference to Exhibit 10.44 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

  *10.46 Note Purchase Agreement dated as of September 16, 1994 for $100 million of Senior Notes due September 16, 2004 among the Company, Mohawk Carpet Corporation, American Rug Craftsmen, Aladdin, Mohawk Marketing, Inc., The Prudential Insurance Company of America, Principal Mutual Life Insurance Company, John Hancock Mutual Life Insurance Company, Connecticut Mutual Life Insurance Company, Alexander Hamilton Life Insurance Company of America and The Franklin Life Insurance Company. (Incorporated herein by reference to Exhibit 4.1 of Mohawk's Quarterly Report on Form 10-Q for the quarter ended October 1, 1994.)

  *10.47 Letter dated as of July 19, 1995 of the First Modification to the Note Purchase Agreement dated as of September 16, 1994 for $100 million of Senior Notes due September 16, 2004 among Mohawk, Mohawk Carpet Corporation, The Prudential Insurance Company of America, Principal Mutual Life Insurance Company, John Hancock Mutual Life Insurance Company, Connecticut Mutual Life Insurance Company, Alexander Hamilton Life Insurance Company of America and The Franklin Life Insurance Company. (Incorporated herein by reference to Exhibit 10.5 of Mohawk's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.)

  *10.48 Letter dated as of September 29, 1995 of the Second Modification to the Note Purchase Agreement dated as of September 16, 1994 for $100 million of Senior Notes due September 16, 2004 among Mohawk, Mohawk Manufacturing Corporation (f/k/a Mohawk Carpet Corporation), The Prudential Insurance Company of America, Principal Mutual Life Insurance Company, John Hancock Mutual Life Insurance Company, Connecticut Mutual Life Insurance Company, Alexander Hamilton Life Insurance Company of America and American General Insurance Company. (Incorporated herein by reference to Exhibit
                 10.9 of Mohawk's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.)

  *10.49 Letter dated as of March 12, 1996 of the Third Modification to the Note Purchase Agreement dated as of September 16, 1994 for $100 million of Senior Notes due September 16, 2004 among Mohawk, Mohawk Manufacturing Corporation (f/k/a Mohawk Carpet Corporation), The Prudential Insurance Company of America, Principal Mutual Life Insurance Company, John Hancock Mutual Life Insurance Company, Connecticut Mutual Life Insurance Company, Alexander Hamilton Life Insurance Company of America and American General Insurance Company. (Incorporated herein by reference to Exhibit 10.48 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

  *10.50 Second Amended and Restated Intercreditor Agreement among the Collateral Agent, First Union National Bank of Georgia, Wachovia Bank of Georgia, N.A., The Prudential Insurance Company of America, John Hancock Mutual Life Insurance Company, John Hancock Variable Life Insurance Company, John Hancock Life Insurance Company of America, Principal Mutual Life Insurance Company, Principal National Life Insurance Company, UNUM Life

                 Insurance Company, The Franklin Life Insurance Company, Alexander Hamilton Life Insurance Company of America and Connecticut Mutual Life Insurance Company, and the related Amended and Restated Security Agreements dated as of September 16, 1994 between the Collateral Agent for the benefit of the parties to that Intercreditor Agreement and the Company and Mohawk Carpet Corporation. (Incorporated herein by reference to Exhibit 10.5 of Mohawk's Quarterly Report on Form 10-Q for the quarter ended October 1, 1994.)

  *10.51 Registration Rights Agreement by and among Mohawk, Citicorp Investments, Inc., ML-Lee Acquisition Fund, L.P. and Certain Management Investors. (Incorporated herein by reference to Exhibit 10.14 of Mohawk's Registration Statement on Form S-1, Registration No. 33-45418.)

  *10.52 Voting Agreement, Consent of Stockholders and Amendment to 1992 Registration Rights Agreement dated December 3, 1993 by and among Aladdin, Mohawk, Citicorp Investments, Inc., ML-Lee Acquisition Fund, L.P., David L. Kolb, Donald G. Mercer, Frank
                 A. Procopio and John D. Swift. (Incorporated herein by reference to Exhibit 10(b) of Mohawk's Registration Statement on Form S-4, Registration No. 33-74220.)

  *10.53 Registration Rights Agreement by and among Mohawk and the former shareholders of Aladdin. (Incorporated herein by reference to Exhibit 10.32 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

  *10.54 Waiver Agreement between Alan S. Lorberbaum and Mohawk dated as of March 23, 1994 to the Registration Rights Agreement dated as of February 25, 1994 between Mohawk and those other persons who are signatories thereto. (Incorporated herein by reference to Exhibit 10.3 of Mohawk's Quarterly Report on Form 10-Q for the quarter ended July 2, 1994.)

Exhibits Related to Executive Compensation Plans, Contracts and other
Arrangements:

  *10.55         Mohawk Carpet Corporation Retirement Savings Plan, as amended.
                 (Incorporated herein by reference to Exhibit 10.1 of Mohawk's Registration Statement on Form S-1, Registration No. 33-45418.)

  *10.56 Mohawk Carpet Corporation Supplemental Executive Retirement Plan, as amended. (Incorporated herein by reference to Exhibit
                 10.2 of Mohawk's Registration Statement on Form S-1, Registration No. 33-45418.)

  *10.57 Mohawk Industries, Inc. Employee Stock Purchase Plan together with forms of related Management Investment Agreement, Non-Qualified Stock Option Agreement, and amendments thereto. (Incorporated herein by reference to Exhibit 10.3 of Mohawk's Registration Statement on Form S-1, Registration No. 33-45418.)

  *10.58 Stock Purchase Agreement dated as of December 30, 1988 between Mohawk and Mohasco as supplemented by Supplement to Stock Purchase Agreement dated December 30, 1988. (Incorporated herein by reference to Exhibit 10.4 of Mohawk's Registration Statement on Form S-1, Registration No. 33-45418.)

  *10.59 Securities Purchase and Holders Agreement dated as of December 31, 1988, as amended and restated March 30, 1989, together with amendments thereto and forms of related Non-Qualified Stock Option Agreement and amendments thereto. (Incorporated herein by reference to Exhibit 10.5 of Mohawk's Registration Statement on Form S-1, Registration No. 33-45418.)

  *10.60 Investment Agreement dated as of March 31, 1989 among Mohawk, Mohawk Carpet, Citicorp Capital Investors Ltd., Citicorp Venture Capital Ltd. and ML-Lee Acquisition Fund, L.P.

                 (Incorporated herein by reference to Exhibit 10.6 of Mohawk's Registration Statement on Form S-1, Registration No. 33-45418.)

  *10.61 Equity Securities Agreement dated March 31, 1989 among Mohawk, ML-Lee Acquisition Fund, L.P. and Citicorp Venture Capital Ltd. (Incorporated herein by reference to Exhibit 10.7 of Mohawk's Registration Statement on Form S-1, Registration No. 33-45418.)

  *10.62 Securities Holders Agreement among Mohawk and Certain Management Investors dated as of March 6, 1992. (Incorporated herein by reference to Exhibit 10.40 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

  *10.63 Mohawk Industries, Inc. 1992 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.8 of Mohawk's Registration Statement on Form S-1, Registration No. 33-45418.)

  *10.64         Amendment dated July 22, 1993 to the Mohawk Industries, Inc.
                 1992 Stock Option Plan. (Incorporated herein by reference to
                 Exhibit 10.2 in Mohawk's quarterly report on Form 10-Q for the quarter ended July 3, 1993.)

  *10.65         Mohawk Industries, Inc. 1992 Mohawk-Horizon Stock Option Plan.
                 (Incorporated herein by reference to Exhibit 10.15 of Mohawk's Registration Statement on Form S-1, Registration Number 33-53932.)

  *10.66         Amendment dated July 22, 1993 to the Mohawk Industries, Inc.
                 1992 Mohawk-Horizon Stock Option Plan. (Incorporated herein by reference to Exhibit 10.1 of Mohawk's quarterly report on Form 10-Q for the quarter ended July 3, 1993.)

  *10.67 Mohawk Industries, Inc. 1993 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.39 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.)

  *10.68         Executive Employment Agreement by and between Mohawk and David
                 L. Kolb. (Incorporated herein by reference to Exhibit 10.46 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

  *10.69 Executive Employment Agreement by and between Mohawk and William B. Kilbride. (Incorporated herein by reference to Exhibit 10.68 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

  *10.70         Executive Employment Agreement by and between Mohawk and Frank
                 A. Procopio. (Incorporated herein by reference to Exhibit 10.48 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

  *10.71         Executive Employment Agreement by and between Mohawk and John
                 D. Swift. (Incorporated herein by reference to Exhibit 10.49 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

  *10.72         Executive Employment Agreement by and between Mohawk and Donald
                 G. Mercer. (Incorporated herein by reference to Exhibit 10.47 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

  *10.73         Employment Agreement among Mohawk, Aladdin and S. H. Sharpe.
                 (Incorporated herein by reference to Exhibit 10.50 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

  *10.74 Employment Agreement among Mohawk, Aladdin and Jeffrey Lorberbaum. (Incorporated herein by reference to Exhibit 10.51 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

  *10.75         Consulting Agreement among Mohawk, Aladdin and Alan S.
                 Lorberbaum. (Incorporated herein by reference to Exhibit 10.51 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

  *10.76 Form of Promissory Note between Mohawk and each of the following; David L. Kolb, John D. Swift and Frank A. Procopio. (Incorporated herein by reference to Exhibit 10.75 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

  *10.77 The Mohawk Industries, Inc. Executive Deferred Compensation Plan. (Incorporated herein by reference to Exhibit 10.65 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

  *10.78 The Mohawk Industries, Inc. Management Deferred Compensation Plan. (Incorporated herein by reference to Exhibit 10.66 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

   10.79         1997 Non-Employee Director Stock Compensation Plan.

   10.80         1997 Long-Term Incentive Plan.

   11            Statement re: Computation of Per Share Earnings.

   21            Subsidiaries of the Registrant.

   23.1          Independent Auditors' Consent - KPMG Peat Marwick LLP.

   27            Financial Data Schedule.

--------
*  Indicates exhibit incorporated by reference.

   (b) Reports on Form 8-K.

   None.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Mohawk Industries, Inc.

Dated: March 4, 1997

                               By: /s/  David L. Kolb
                                  ----------------------------------------
                                  David L. Kolb,

                               Chairman of the Board and Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: March 4, 1997              /s/  David L. Kolb
                                  ----------------------------------------
                                  David L. Kolb,

                                  Chairman of the Board and Chief Executive
                                  Officer (principal executive officer)

Dated: March 4, 1997              /s/  John D. Swift
                                  ----------------------------------------
                                  John D. Swift,

                                  Chief Financial Officer,
                                  Vice President-Finance, and
                                  Assistant Secretary
                                 (principal financial and accounting officer)

Dated: March 4, 1997              /s/  Leo Benatar
                                  ----------------------------------------
                                  Leo Benatar,
                                  Director

Dated: March 4, 1997              /s/  Bruce C. Bruckmann
                                  ----------------------------------------
                                  Bruce C. Bruckmann,
                                  Director

Dated: March 4, 1997              /s/ Alan S. Lorberbaum
                                  ----------------------------------------
                                  Alan S. Lorberbaum,
                                  Director

Dated: March 4, 1997              /s/ Jeffrey S. Lorberbaum
                                  ----------------------------------------
                                  Jeffrey S. Lorberbaum,
                                  Director

Dated: March 4, 1997              /s/ Larry W. McCurdy
                                  ----------------------------------------
                                  Larry W. McCurdy,
                                  Director

Dated: March 4, 1997              /s/ Robert N. Pokelwaldt
                                  ----------------------------------------
                                  Robert N. Pokelwaldt,
                                  Director

                                                                     SCHEDULE I

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            MOHAWK INDUSTRIES, INC.


                                BALANCE SHEETS

                          DECEMBER 31, 1996 AND 1995

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              1996        1995
                                                            --------    -------
                         ASSETS
Current assets - intercompany receivable................... $ 34,079     24,833
Investment in subsidiaries.................................  299,120    250,070
                                                            --------    -------
                                                            $333,199    274,903
                                                            ========    =======
                   STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 60,000 shares authorized;
  no shares issued......................................... $      -          -
Common stock, $.01 par value; 75,000 shares authorized;
  34,471 and 34,394 shares issued in 1996 and 1995,
  respectively.............................................      345        344
Additional paid-in capital.................................  131,560    122,747
Retained earnings..........................................  201,294    152,244
                                                            --------    -------
                                                             333,199    275,335

Less:
  Treasury stock, at cost; 1,302 shares in 1995............        -        115
  Deferred compensation from stock options.................        -        317
                                                            --------    -------
                                                            $333,199    274,903
                                                            ========    =======

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
                 Condensed Financial Information Of Registrant
                            Mohawk Industries, Inc.

                            Statements of Earnings

                 Years Ended December 31, 1996, 1995 and 1994

                                (In thousands)

                                                                1996      1995     1994
                                                             --------   -------  -------
Equity in earnings of subsidiaries......................     $ 49,050    6,412   33,007
                                                             --------   ------   ------
       Net earnings ....................................     $ 49,050    6,412   33,007
                                                             ========   ======   ======


                                                                      SCHEDULE I
                                                                     (continued)

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            MOHAWK INDUSTRIES, INC.
                          Statements of Cash Flows
                 Years Ended December 31, 1996, 1995 and 1994

                                (In thousands)

                                                                                     1996           1995          1994
                                                                                 -----------     ---------     ---------
Cash flows from operating activities:
     Net earnings...............................................................  $   49,050         6,412        33,007
     Adjustments to reconcile net earnings to net cash used in
       operating activities:
             Equity in earnings of subsidiaries.................................     (49,050)       (6,412)      (33,007)
             Increase in intercompany receivable................................      (9,246)       (4,473)       (1,019)
                                                                                 -----------     ---------     ---------
               Net cash used in operating activities............................      (9,246)       (4,473)       (1,019)
                                                                                 -----------     ---------     ---------
Cash flows from financing activities:
      Stock options exercised...................................................       1,323           792           113
      Tax benefit from exercise of stock options................................       7,606         3,355           579
      Other.....................................................................         317           326           327
                                                                                 -----------     ---------     ---------
                Net cash provided by financing activities.......................       9,246         4,473         1,019
                                                                                 -----------     ---------     ---------
                Net change in cash..............................................           -             -             -
Cash, beginning of year.........................................................           -             -             -
                                                                                 -----------     ---------     ---------
Cash, end of year............................................................... $         -             -             -
                                                                                 ===========     =========     =========

                                                                    SCHEDULE II


                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                (IN THOUSANDS)

                                                                        Additions
                                                                  -----------------------
                                                     Balance at   Charged to   Charged to                Balance
                                                     beginning    costs and      other                   at end
     Description                                      of year      expenses     accounts   Deductions    of year
     ----------                                      ----------   ---------    ----------  ----------    -------
Year ended December 31, 1994:
     Allowance for doubtful accounts - trade.......    $ 9,353        6,047         -        7,794(2)      7,606
     Provision for cash discounts..................      4,104       42,857         -       42,960(2)      4,001
     Provision for claims and allowances...........      8,914       77,164         -       75,069(2)     11,009
                                                       -------      -------     -----      -------        ------
          Total....................................    $22,371      126,068         -      125,823        22,616
                                                       =======      =======     =====      =======        ======
Year ended December 31, 1995:
     Allowance for doubtful accounts - trade.......    $ 7,606        9,649     3,196(1)     2,495(2)     17,956
     Provision for cash discounts..................      4,001       48,304       442(1)    48,250(2)      4,497
     Provision for claims and allowances...........     11,009       95,498     1,953(1)    98,768(2)      9,692
                                                       -------      -------     -----      -------        ------
          Total....................................    $22,616      153,451     5,591      149,513        32,145
                                                       =======      =======     =====      =======        ======
Year ended December 31, 1996:
     Allowance for doubtful accounts - trade.......    $17,956       13,213         -       11,634(2)     19,535
     Provision for cash discounts..................      4,497       48,577         -       48,146(2)      4,928
     Provision for claims and allowances...........      9,692       89,845         -       89,156(2)     10,381
                                                       -------      -------     -----      -------        ------
          Total....................................    $32,145      151,635         -      148,936        34,844
                                                       =======      =======     =====      =======        ======

_______________
(1) Purchase price allocated to valuation accounts in connection with acquisitions.
(2) Represents charge offs, net of recoveries, to the reserves.

                                 EXHIBIT INDEX

 Mohawk
 Exhibit
 Number                            Description
 -------                           -----------
  3.1     Restated Certificate of Incorporation of Mohawk.

  3.2     Amended and Restated Bylaws of Mohawk.

  4.1 See Article 4 of the Restated Certificate of Incorporation of Mohawk. (Incorporated herein by reference to Exhibit 3.1 in Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

  4.2 See Articles 2, 6, and 9 of the Amended and Restated Bylaws of Mohawk. (Incorporated herein by reference to Exhibit 3.2 in Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

  10.33 Sixth Amendatory Agreement dated as of December 31, 1996 to the Second Amended and Restated Credit Agreement dated as of January 13, 1995 among Aladdin Manufacturing Corporation (f/k/a Mohawk Manufacturing Corporation and prior to that known as Mohawk Carpet Corporation), Mohawk, Wachovia Bank of Georgia, N.A. and First Union National Bank of Georgia

  10.79   1997 Non-Employee Director Stock Compensation Plan.

  10.80   1997 Long-Term Incentive Plan.

  11      Statement re: Computation of Per Share Earnings.

  21      Subsidiaries of the Registrant.

  23.1    Independent Auditors' Consent - KPMG Peat Marwick LLP.

  27      Financial Data Schedule.