Form 10-Q
period 1997-03-29
MOHAWK INDUSTRIES INC
filed 1997-05-07
CIK 851968

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

[Mark One]
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 29, 1997

                                      OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the transition period from             to
                                           -----------    ----------

                       Commission File Number:  01-19826


                            MOHAWK INDUSTRIES, INC.
            (Exact name of registrant as specified in its charter)


                     Delaware                               52-1604305
          (State or other jurisdiction                   (I.R.S. Employer
        of incorporation or organization)               Identification No.)


 Post Office Box 12069, 160 South Industrial Boulevard, Calhoun, Georgia  30703
       (Address of principal executive offices)                       (Zip Code)


      Registrant's telephone number, including area code:   (706) 629-7721



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                        Yes     X      No
                                                            -------      ------

The number of shares outstanding of the issuer's classes of capital stock as of April 30, 1997, the latest practicable date, is as follows: 34,534,049 shares of Common Stock, $.01 par value.

                            MOHAWK INDUSTRIES, INC.

                                     INDEX


                                                                      Page No.
                                                                      -------

Part I.  Financial Information:

         Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets -
              March 29, 1997 and December 31, 1996                        3

           Condensed Consolidated Statements of Earnings -
              Three months ended March 29, 1997 and March 30, 1996        5

           Condensed Consolidated Statements of Cash Flows -
              Three months ended March 29, 1997 and March 30, 1996        6

           Notes to Condensed Consolidated Financial Statements           7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     9

         Item 3.  Quantitative and Qualitative Disclosure About
                  Market Risks                                           10

Part II. Other Information                                               11

                          PART I. FINANCIAL INFORMATION

                          ITEM I. FINANCIAL STATEMENTS

                    MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                 (In thousands)
                                   (Unaudited)


                                                           March 29, 1997              December 31, 1996
                                                         ------------------          ---------------------
Current assets:

    Receivables                                          $          221,420                        215,111

    Inventories                                                     338,941                        302,723

    Prepaid expenses                                                 18,804                         20,221

    Deferred income taxes                                            18,186                         18,186
                                                         ------------------          ---------------------

        Total current assets                                        597,351                        556,241
                                                         ------------------          ---------------------


Property, plant and equipment, at cost                              535,520                        529,961
Less accumulated depreciation and
      amortization                                                  219,228                        205,263
                                                         ------------------          ---------------------

        Net property, plant and equipment                           316,292                        324,698
                                                         ------------------          ---------------------


Other assets                                                         74,474                         74,836
                                                         ------------------          ---------------------

        Total assets                                     $          988,117                        955,775
                                                         ==================          =====================


     See accompanying notes to condensed consolidated financial statements.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS, CONTINUED

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     (In thousands, except per share data)
                                  (Unaudited)


                                                                       March 29, 1997           December 31, 1996
                                                                     ------------------       ---------------------
Current liabilities:

    Current portion of long-term debt                                $           20,565                      41,832
    Accounts payable and accrued expenses                                       222,276                     202,741
                                                                     ------------------       ---------------------
        Total current liabilities                                               242,841                     244,573


Deferred income taxes                                                            27,530                      27,530
Long-term debt                                                                  370,948                     345,748
Other long-term liabilities                                                       4,551                       4,725
                                                                     ------------------       ---------------------
        Total liabilities                                                       645,870                     622,576
                                                                     ------------------       ---------------------


Stockholders' equity:
    Preferred stock, $.01 par value; 60,000 shares
      authorized; no shares issued                                                    -                           -
    Common stock, $.01 par value; 75,000 shares
      authorized; 34,533 and 34,471 shares issued
      in 1997 and 1996, respectively                                                345                         345
    Additional paid-in capital                                                  132,061                     131,560
    Retained earnings                                                           209,841                     201,294
                                                                     ------------------       ---------------------
           Total stockholders' equity                                           342,247                     333,199
                                                                     ------------------       ---------------------

           Total liabilities and stockholders' equity                $          988,117                     955,775
                                                                     ==================       =====================


     See accompanying notes to condensed consolidated financial statements.

                    MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                                                      Three Months Ended
                                                                    --------------------------------------------------------
                                                                       March 29, 1997                       March 30, 1996
                                                                    -------------------                   ------------------
Net sales                                                           $           412,829                              383,667

Cost of sales                                                                   318,920                              297,494
                                                                    -------------------                   ------------------
        Gross profit                                                             93,909                               86,173

Selling, general and administrative expenses                                     71,961                               68,128
                                                                    -------------------                   ------------------
        Operating income                                                         21,948                               18,045
                                                                    -------------------                   ------------------

Other expense:
   Interest expense                                                               7,523                                8,491
   Other expense, net                                                               300                                  731
                                                                    -------------------                   ------------------
                                                                                  7,823                                9,222
                                                                    -------------------                   ------------------

        Earnings before income taxes                                             14,125                                8,823

Income taxes                                                                      5,578                                3,485
                                                                    -------------------                   ------------------

        Net earnings                                                $             8,547                                5,338
                                                                    ===================                   ==================

Earnings per common and common
   equivalent share                                                 $              0.25                                 0.16
                                                                    ===================                   ==================

Weighted average common and common
   equivalent shares outstanding                                                 34,876                               34,099
                                                                    ===================                   ==================


    See accompanying notes to condensed consolidated financial statements.

                    MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                              Three Months Ended
                                                                            --------------------------------------------------------
                                                                                  March 29, 1997                March 30, 1996
                                                                            ---------------------------    -------------------------
Cash flows from operating activities:
  Net earnings                                                              $               8,547                       5,338
  Adjustments to reconcile net earnings to net cash
     provided by operating activities:
      Depreciation and amortization                                                        15,074                      13,829
      Provision for doubtful accounts                                                       1,613                       2,497
      Changes in operating assets and liabilities:
          Receivables                                                                      (7,922)                    (19,610)
          Inventories                                                                     (36,218)                    (36,738)
          Accounts payable and accrued expenses                                            34,239                      39,345
          Other assets and prepaid expenses                                                 1,340                      (4,471)
          Other liabilities                                                                  (174)                       (119)
                                                                            ----------------------         -------------------
             Net cash provided by operating activities                                     16,499                          71
                                                                            ----------------------         -------------------

Cash flows used in investing activities:
  Additions to property, plant and equipment, net                                          (6,846)                     (5,824)
                                                                            ----------------------         -------------------

Cash flows from financing activities:
  Net change in revolving line of credit                                                   25,133                      15,066
  Payment of note payable                                                                 (21,200)                          -
  Change in outstanding checks in excess of cash                                          (14,087)                    (16,274)
  Common stock transactions                                                                   501                       6,961
                                                                            ----------------------         -------------------
             Net cash provided by (used in) financing activities                           (9,653)                      5,753
                                                                            ----------------------         -------------------

             Net change in cash                                                                 -                           -
Cash, beginning of year                                                                         -                           -
                                                                            ----------------------         -------------------

Cash, end of period                                                         $                   -                           -
                                                                            ======================         ===================

Net cash paid during the period for:
  Interest                                                                  $               8,704                       9,400
                                                                            ======================         ===================

  Income taxes                                                              $               5,770                       1,276
                                                                            ======================         ===================


     See accompanying notes to condensed consolidated financial statements.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (In thousands)
                                  (Unaudited)

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1996 Annual Report filed on Form 10-K, as filed with the Securities and Exchange Commission, which includes consolidated financial statements for the fiscal year ended December 31, 1996.

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


2.   Receivables

     Receivables are as follows:
                                                                          March 29, 1997           December 31, 1996
                                                                        ------------------       ---------------------
     Customers, trade                                                   $          254,012                     247,485
     Other                                                                           2,496                       2,470
                                                                        ------------------       ---------------------

                                                                                   256,508                     249,955
     Less allowance for discounts, returns, claims
                  and doubtful accounts                                             35,088                      34,844
                                                                        ------------------       ---------------------

        Net receivables                                                 $          221,420                     215,111
                                                                        ==================       =====================


3.   Inventories

     The components of inventories are as follows:


                                                                          March 29, 1997           December 31, 1996
                                                                        ------------------       ---------------------
     Finished goods                                                     $          166,711                     151,068
     Work in process                                                                49,958                      45,428
     Raw materials                                                                 122,272                     106,227
                                                                        ------------------       ---------------------

     Total inventories                                                  $          338,941                     302,723
                                                                        ==================       =====================


                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                (In thousands)
                                  (Unaudited)


4.     Other assets

        Other assets are as follows:
                                                                                March 29, 1997         December 31, 1996
                                                                              ------------------     ---------------------
        Goodwill, net of accumulated amortization of
          $5,961 and $5,589, respectively                                     $           53,307                    53,679

        Other assets                                                                      21,167                    21,157
                                                                              ------------------     ---------------------

           Total other assets                                                 $           74,474                    74,836
                                                                              ==================     =====================


5.     Accounts payable and accrued expenses

        Accounts payable and accrued expenses are as follows:


                                                                                March 29, 1997         December 31, 1996
                                                                              ------------------     ---------------------
        Outstanding checks in excess of cash                                  $           17,713                    31,800
        Accounts payable, trade                                                          115,673                    86,369
        Accrued expenses                                                                  68,841                    64,942
        Accrued compensation                                                              20,049                    19,630
                                                                              ------------------     ---------------------

           Total accounts payable and accrued expenses                        $          222,276                   202,741
                                                                              ==================     =====================


6.    Credit agreement

On April 15, 1997, the Company amended and restated its credit agreement to provide for an interest rate of either (i) LIBOR plus 0.2% to 0.5%, depending upon the Company's performance measured against certain financial ratios, or
(ii) the prime rate less 1.0%. Additionally, the termination date of the credit agreement was extended to May 15, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Quarter Ended March 29, 1997 As Compared With Quarter Ended March 30, 1996
--------------------------------------------------------------------------

   Net sales for the quarter ended March 29, 1997 were $412.8 million, which represented an increase of 8% from the $383.7 million reported for the first quarter of 1996. This sales increase was attributable to a gain in market share which the Company believes resulted from continued support of our independent dealer base, strong acceptance of new products introduced in 1996 and Mohawk's strong product lines.

   Gross profit for the first quarter of the current year was $93.9 million (22.7% of net sales). In the first quarter of 1996, gross profit was $86.2 million (22.5% of net sales). This increase is due to manufacturing consolidations, higher sales and other cost efficiencies realized. The manufacturing consolidations include the closing of five residential manufacturing facilities during 1995 and one spinning mill in 1997, as well as the realignment of the remaining residential mills to better utilize the strengths of each mill. The Company's integration of the manufacturing, distribution and information systems areas is progressing as planned and continues to contribute to the margin improvement.

   Selling, general and administrative expenses for the current quarter were $72.0 million (17.4% of net sales) compared to $68.1 million (17.8% of net sales) for the prior year's first period. The percentage decrease was primarily due to better leveraging of costs on higher sales dollars.

   Interest expense for the current period was $7.5 million compared to $8.5 million in the first quarter of 1996. The primary factor for the decrease was a reduction in debt levels in the first quarter of 1997 as compared to the first quarter of 1996.

   In the current period, income tax expense was $5.6 million, or 39.5% of earnings before income taxes. In the first quarter of 1996, income tax expense was $3.5 million, or 39.5% of earnings before income taxes.

Liquidity and Capital Resources

   The Company's primary capital requirements are for working capital, capital expenditures and acquisitions. The Company's capital needs are met through a combination of internally-generated funds, bank credit lines and credit terms from suppliers.

   The level of accounts receivable increased from $215.1 million at the beginning of 1997 to $221.4 million at March 29, 1997. The $6.3 million increase resulted primarily from seasonally higher sales volume in March as compared to December. Inventories rose from $302.7 million at the beginning of 1997 to $338.9 million at March 29, 1997, due to requirements to meet seasonal customer demand.

   Capital expenditures totaled $6.8 million in the first quarter of 1997 and were incurred primarily to modernize and expand manufacturing facilities and equipment. The Company's capital projects are primarily focused on increasing capacity, improving productivity and reducing costs. Capital spending for the remainder of 1997 is expected to range from $58.0 million to $63.0 million, the majority of which will be used to increase capacity and productivity.

   On April 15, 1997, the Company amended and restated its credit agreement to provide for an interest rate of either (i) LIBOR plus 0.2% to 0.5%, depending upon the Company's performance measured against certain financial ratios, or
(ii) the prime rate less 1.0%. Additionally, the termination date of the credit agreement was extended to May 15, 2002.

   On January 27, 1997, the Company entered into an asset purchase agreement to acquire certain assets of Diamond Rug & Carpet Mills, Inc. The proposed purchase price will be a maximum of $43.0 million in cash, subject to adjustment based on the level of inventory at closing. Under the asset purchase agreement, Mohawk has agreed to purchase selected facilities owned by Diamond's principal shareholders. If completed, the acquisition will be accomplished through a plan of reorganization under Chapter 11 of the United States Bankruptcy Code and will be financed primarily through existing credit facilities. The acquisition is scheduled to close in the third quarter of 1997.

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

Forward-Looking Information

   Certain of the matters discussed in the preceding pages, particularly regarding the effects of changes to manufacturing, distribution and systems, levels of capital expenditures and the Diamond acquisition, may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements involve a number of risks and uncertainties. Factors that may cause actual results to differ materially include, but are not limited to, the following: market conditions in the carpet industry, raw material prices, timing and level of capital expenditures, the successful integration of acquisitions, the successful introduction of new products, uncertainties inherent in the Diamond Chapter 11 process and other risks identified from time to time in the Company's SEC reports and public announcements.

Item 3.  Quantitative and Qualitative Disclosure About Market Risks

         Not applicable.

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

   In December 1995, the Company and four other carpet manufacturers were added as defendants in a purported class action lawsuit, In re Carpet Antitrust Litigation, pending in the United States District Court for the Northern District of Georgia, Rome Division. The amended complaint alleges price fixing regarding polypropylene products in violation of Section One of the Sherman Act. The Company is a party to two consolidated lawsuits captioned Gaehwiler v. Sunrise Carpet Industries, Inc. et. al. and Patco Enterprises, Inc. v. Sunrise Carpet Industries, Inc. et. al.; both of which were filed in the Superior Court of the State of California, City and County of San Francisco in early 1996. Both complaints were brought on behalf of a purported class of indirect purchasers of carpet in the State of California and seek damages for alleged violations of California antitrust and unfair competition laws. The Company believes both of these lawsuits are without merit and intends to vigorously defend against them.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

No.                               Description
---      -------------------------------------------------------------

10 Third Amended and Restated Credit Agreement, dated as of April 15, 1997 among Mohawk Industries, Inc., Aladdin Manufacturing Corporation, First Union National Bank of Georgia and Wachovia Bank of Georgia, N. A.

11       Statement re:  Computation of Per Share Earnings

27       Financial Data Schedule

(b)      Reports on Form 8-K

         None.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                MOHAWK INDUSTRIES, INC.



Dated: May 2, 1997              By: /s/ David L. Kolb
                                    -------------------------------------------
                                DAVID L. KOLB, Chairman of the Board and
                                Chief Executive Officer (principal executive
                                officer)



Dated: May 2, 1997              By: /s/ John D. Swift
                                    -------------------------------------------
                                JOHN D. SWIFT, Chief Financial Officer,
                                Vice President-Finance and Assistant Secretary
                                (principal financial and accounting officer)

                                 EXHIBIT INDEX


No.                     Description
---    -----------------------------------------------------------

10 Third Amended and Restated Credit Agreement, dated as of April 15, 1997 among Mohawk Industries, Inc., Aladdin Manufacturing Corporation, First Union National Bank of Georgia and Wachovia Bank of Georgia, N. A.

11     Statement re:  Computation of Per Share Earnings

27     Financial Data Schedule