Form 10-K405/A
period 1996-12-31
MOHAWK INDUSTRIES INC
filed 1997-06-23
CIK 851968

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A

                                Amendment No. 1

(MARK ONE)
 [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1996

                                      OR

 [_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from _____________to _________________

                        Commission File Number 01-19826

                            MOHAWK INDUSTRIES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               Delaware                              52-1604305
    (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)


P. O. Box 12069, 160 South Industrial Blvd.,            30703
             Calhoun, Georgia                        (ZIP CODE)
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the
Form 10-K.   X
            ---


The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant (13,421,683 shares) on June 16, 1997 was $332,186,654. The aggregate market value was computed by reference to the closing price of the Common Stock on such date as reported on the Nasdaq National Market System.

Number of shares of Common Stock outstanding as of June 16, 1997: 34,549,174 shares of Common Stock, $.01 par value.

Exhibit Index starts on sequentially numbered page 4.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 Mohawk Industries, Inc.
                                 Registrant


Date  June 16, 1997          By:  /s/ David L. Kolb
     ---------------             --------------------------------------------
                                 David L. Kolb
                                 Chairman and Chief Executive Officer

                                    CONTENTS

Amendment of Part IV, Item 14(a)3 to include as Exhibits 23.3 and 99.1 the information required by Form 11-k for the Mohawk Carpet Corporation Retirement Savings Plan.

EXHIBIT 23.3
------------

Independent Auditors' Consent

EXHIBIT 99.1
------------
Independent Auditors' Report

Statements of Net Assets Available for Plan Benefits as of December 31, 1996 and 1995

Statement of Changes in Net Assets Available for Plan Benefits for the Year ended December 31, 1996

Notes to Financial Statements

Item 27a - Schedule of Assets Held for Investment Purposes as of
December 31, 1996

Item 27d - Schedule of Reportable Transactions for the Year ended
December 31, 1996

                                 EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------

23.3           Independent Auditors' Consent

99.1           Independent Auditors' Report

               Statements of Net Assets Available for Plan Benefits as of
                   December 31, 1996 and 1995

               Statement of Changes in Net Assets Available for Plan Benefits
                   for the Year ended December 31, 1996

               Notes to Financial Statements

               Item 27a - Schedule of Assets Held for Investment Purposes as of
                   December 31, 1996

               Item 27d - Schedule of Reportable Transactions for the Year ended
                   December 31, 1996