Form 10-Q
period 1997-06-28
MOHAWK INDUSTRIES INC
filed 1997-08-07
CIK 851968

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

[Mark One]
[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 28, 1997

                                      OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


           For the transition period from             to
                                           ----------    -----------

                       Commission File Number:  01-19826


                            MOHAWK INDUSTRIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            Delaware                                    52-1604305
(STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

   Post Office Box 12069, 160 South                       30703
 Industrial Boulevard, Calhoun, Georgia                (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:   (706) 629-7721

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

The number of shares outstanding of the issuer's classes of capital stock as of July 30, 1997, the latest practicable date, is as follows: 34,580,142 shares of Common Stock, $.01 par value.

                            MOHAWK INDUSTRIES, INC.

                                     INDEX

                                                                               Page No.
                                                                               --------
Part I.   Financial Information:

          Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets -
                June 28, 1997 and December 31, 1996                                 3


            Condensed Consolidated Statements of Earnings -
                Three months ended June 28, 1997 and June 29, 1996                  5
                Six months ended June 28, 1997 and June 29, 1996                    6


            Condensed Consolidated Statements of Cash Flows -
                Six months ended June 28, 1997 and June 29, 1996                    7

            Notes to Condensed Consolidated Financial Statements                    8

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                             10

          Item 3.  Quantitative and Qualitative Disclosure About Market Risks      11



Part II.   Other Information                                                       12

                        PART I.  FINANCIAL INFORMATION

                         ITEM I.  FINANCIAL STATEMENTS

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                (In thousands)
                                  (Unaudited)

                                        June 28, 1997     December 31, 1996
                                        -------------     -----------------

Current assets:

    Receivables                           $234,252             215,111

    Inventories                            326,004             302,723

    Prepaid expenses                        15,370              20,221

    Deferred income taxes                   18,186              18,186
                                          --------            --------

        Total current assets               593,812             556,241
                                          --------            --------


Property, plant and equipment, at cost     539,652             529,961
Less accumulated depreciation and
      amortization                         233,058             205,263
                                          --------            --------

        Net property, plant and equipment  306,594             324,698
                                          --------            --------


Other assets                                75,588              74,836
                                          --------            --------

        Total assets                      $975,994             955,775
                                          ========            ========

See accompanying notes to condensed consolidated financial statements.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS, CONTINUED

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     (In thousands, except per share data)
                                  (Unaudited)

                                                           June 28, 1997   December 31, 1996
                                                           -------------   -----------------

Current liabilities:

    Current portion of long-term debt and note payable         20,500            41,832
    Accounts payable and accrued expenses                     225,387           202,741
                                                             --------          --------
        Total current liabilities                             245,887           244,573


Deferred income taxes                                          24,136            27,530
Long-term debt                                                339,532           345,748
Other long-term liabilities                                     4,553             4,725
                                                             --------          --------
        Total liabilities                                     614,108           622,576
                                                             --------          --------


Stockholders' equity:
    Preferred stock, $.01 par value; 60,000 shares
      authorized; no shares issued                                  -                 -
    Common stock, $.01 par value; 75,000 shares
      authorized; 34,555 and 34,471 shares issued
      in 1997 and 1996, respectively                              346               345
    Additional paid-in capital                                132,392           131,560
    Retained earnings                                         229,148           201,294
                                                             --------          --------
           Total stockholders' equity                         361,886           333,199
                                                             --------          --------

           Total liabilities and stockholders' equity        $975,994           955,775
                                                             ========          ========

See accompanying notes to condensed consolidated financial statements.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                     Three Months Ended
                                                 ------------------------------
                                                 June 28, 1997    June 29, 1996
                                                 -------------    -------------

Net sales                                          $479,164           474,552

Cost of sales                                       364,330           358,617
                                                   --------          --------
        Gross profit                                114,834           115,935

Selling, general and administrative expenses         74,487            79,034
                                                   --------          --------

        Operating income                             40,347            36,901
                                                   --------          --------

Other expense:
   Interest expense                                   7,504             8,691
   Other expense, net                                   939             1,114
                                                   --------          --------

                                                      8,443             9,805
                                                   --------          --------

        Earnings before income taxes                 31,904            27,096

Income taxes                                         12,597            10,701
                                                   --------          --------


        Net earnings                               $ 19,307            16,395
                                                   ========          ========

Earnings per common and common
   equivalent share                                $   0.56              0.48
                                                   ========          ========

Weighted average common and common
   equivalent shares outstanding                     34,785            34,514
                                                   ========          ========

See accompanying notes to condensed consolidated financial statements.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                        Six Months Ended
                                                 ------------------------------
                                                 June 28, 1997    June 29, 1996
                                                 -------------    -------------

Net sales                                          $891,993          858,219

Cost of sales                                       683,250          656,111
                                                   --------          -------
        Gross profit                                208,743          202,108

Selling, general and administrative expenses        146,448          147,162
                                                   --------          -------

        Operating income                             62,295           54,946
                                                   --------          -------

Other expense:
   Interest expense                                  15,027           17,182
   Other expense, net                                 1,239            1,845
                                                   --------          -------

                                                     16,266           19,027
                                                   --------          -------

        Earnings before income taxes                 46,029           35,919

Income taxes                                         18,175           14,186
                                                   --------          -------


        Net earnings                               $ 27,854           21,733
                                                   ========          =======

Earnings per common and common
   equivalent share                                $   0.80             0.63
                                                   ========          =======

Weighted average common and common
   equivalent shares outstanding                   $ 34,830           34,306
                                                   ========          =======

See accompanying notes to condensed consolidated financial statements.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)


                                                                         Six Months Ended
                                                                 --------------------------------
                                                                 June 28, 1997      June 29, 1996
                                                                 -------------      -------------

Cash flows from operating activities:
  Net earnings                                                      $ 27,854            21,733
  Adjustments to reconcile net earnings to net cash
     provided by operating activities:
      Depreciation and amortization                                   29,993            27,061
      Provision for doubtful accounts                                  3,659             6,315
      Changes in operating assets and liabilities:
          Receivables                                                (22,800)          (62,889)
          Inventories                                                (23,281)          (27,011)
          Accounts payable and accrued expenses                       31,633            48,814
          Other assets and prepaid expenses                            4,202              (343)
          Other liabilities                                           (2,380)             (123)
                                                                    --------          --------
             Net cash provided by operating activities                48,880            13,557
                                                                    --------          --------

Cash flows used in investing activities:
  Additions to property, plant and equipment, net                    (12,609)          (16,350)
                                                                    --------          --------

Cash flows from financing activities:
  Net change in revolving line of credit                              (6,292)           17,999
  Payment of note payable                                            (21,200)                -
  Payments on term loans                                              (3,750)           (7,900)
  Proceeds from IRBs and other, net of payments                        3,694                 -
  Change in outstanding checks in excess of cash                      (9,556)          (14,626)
  Common stock transactions                                              833             7,320
                                                                    --------          --------
             Net cash provided by (used in) financing activities     (36,271)            2,793
                                                                    --------          --------

             Net change in cash                                            -                 -
Cash, beginning of year                                                    -                 -
                                                                    --------          --------

Cash, end of period                                                 $      -                 -
                                                                    ========          ========

Net cash paid (received) during the period for:
  Interest                                                          $ 14,695            15,392
                                                                    ========          ========

  Income taxes                                                      $ 20,124             6,616
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

2. Receivables

      Receivables are as follows:
                                                    June 28, 1997     December 31, 1996
                                                    -------------     -----------------
      Customers, trade                                 $268,017            247,485
      Other                                               2,021              2,470
                                                       --------           --------

                                                        270,038            249,955
      Less allowance for discounts, returns, claims
                  and doubtful accounts                  35,786             34,844
                                                       --------           --------

        Net receivables                                $234,252            215,111
                                                       ========           ========


3.   Inventories

      The components of inventories are as follows:
                                                    June 28, 1997     December 31, 1996
                                                    -------------     -----------------
        Finished goods                                 $168,358            151,068
        Work in process                                  49,502             45,428
        Raw materials                                   108,144            106,227
                                                       --------           --------

        Total inventories                              $326,004            302,723
                                                       ========           ========

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                (In thousands)
                                  (Unaudited)

4.     Other assets

        Other assets are as follows:
                                                                June 28, 1997     December 31, 1996
                                                                -------------     -----------------
        Goodwill, net of accumulated amortization of
          $6,333 and $5,589, respectively                         $ 52,935             53,679

        Other assets                                                22,653             21,157
                                                                  --------           --------

           Total other assets                                     $ 75,588             74,836
                                                                  ========           ========

5.     Accounts payable and accrued expenses

        Accounts payable and accrued expenses are as follows:
                                                                June 28, 1997     December 31, 1996
                                                                -------------     -----------------

        Outstanding checks in excess of cash                      $ 22,244             31,800
        Accounts payable, trade                                    114,356             86,369
        Accrued expenses                                            69,646             64,942
        Accrued compensation                                        19,141             19,630
                                                                  --------           --------

           Total accounts payable and accrued expenses            $225,387            202,741
                                                                  ========           ========

6.    Credit agreement

On April 15, 1997, the Company amended and restated its credit agreement to provide for an interest rate of either (i) LIBOR plus 0.2% to 0.5%, depending upon the Company's performance measured against certain financial ratios, or
(ii) the prime rate less 1.0%. Additionally, the termination date of the credit agreement was extended to May 15, 2002.

7.    Acquisition

On July 23, 1997, the Company acquired certain assets of Diamond Rug & Carpet Mills, Inc. and other assets owned by Diamond's principal shareholders for approximately $36,000 which consisted of $19,600 in cash, at closing, $7,000 in cash over the six-month period following closing and a $9,350 note payable in seven annual installments of principal plus interest at 6%. The acquisition was accomplished through a plan of reorganization under Chapter 11 of the United States Bankruptcy Code.

8.    Effect of accounting pronouncement not yet adopted

The Financial Accounting Standards Board issued FAS No. 128, Earnings per Share, which will supersede APB No. 15, Earnings per Share. This statement, which the Company is required to adopt in the fourth quarter of 1997, requires companies to replace the presentation of primary EPS and fully diluted EPS with basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the company. The Company does not believe the implementation of FAS No.128 will have a material effect on the Company's consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


Quarter Ended June 28, 1997 As Compared With Quarter Ended June 29, 1996
-------------------------------------------------------------------------

Net sales for the quarter ended June 28, 1997 were $479.2 million, which represented an increase of 1% from the $474.6 million reported for the second quarter of 1996. The Company believes the second quarter 1997 net sales comparison to the second quarter of 1996 was unfavorably impacted by an April 1997 price increase that prompted some customers to accelerate their purchases from the second quarter to the first quarter of 1997. In addition, a price increase in July 1996 prompted some acceleration of sales from the third quarter to the second quarter of 1996.

Gross profit for the second quarter of the current year was $114.8 million (24.0% of net sales). In the second quarter of 1996, gross profit was $115.9 million (24.4% of net sales).

Selling, general and administrative expenses for the current quarter were $74.5 million (15.5% of net sales) compared to $79.0 million (16.7% of net sales) for the prior year's second period. The percentage decrease was primarily due to lower sample and bad debt expense in the second quarter of 1997.

Interest expense for the current period was $7.5 million compared to $8.7 million in the second quarter of 1996. The primary factor for the decrease was a reduction in debt levels in the second quarter of 1997 as compared to the second quarter of 1996.

In the current period, income tax expense was $12.6 million, compared to $10.7 million in the second quarter of 1996, or 39.5% of earnings before income taxes for both periods.

Six Months Ended June 28, 1997 As Compared With Six Months Ended June 29, 1996
-------------------------------------------------------------------------------

Net sales for the first six months ended June 28, 1997 were $892.0 million, which represented an increase of 4% from the $858.2 million reported for the first six months of 1996. This sales increase was in line with the overall industry growth rate.

Gross profit for the first six months of the current year was $208.7 million (23.4% of net sales). In the first six months of 1996, gross profit was $202.1 million (23.5% of net sales).

Selling, general and administrative expenses for the current period were $146.4 million (16.4% of net sales) compared to $147.2 million (17.1% of net sales) for the prior year's first six months. The percentage decrease was primarily due to lower sample and bad debt expense in the first half of 1997.

Interest expense for the current period was $15.0 million compared to $17.2 million in the first six months of 1996. The primary factor for the decrease was a reduction in debt levels in the first six months of 1997 as compared to the first six months of 1996.

In the current period, income tax expense was $18.2 million, compared to $14.2 million in the first six months of 1996, or 39.5% of earnings before income taxes for both periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary capital requirements are for working capital, capital expenditures and acquisitions. The Company's capital needs are met through a combination of internally-generated funds, bank credit lines and credit terms from suppliers.

The level of accounts receivable increased from $215.1 million at the beginning of 1997 to $234.3 million at June 28, 1997. The $19.2 million increase resulted primarily from seasonally higher sales volume in the second quarter as compared to December. Inventories rose from $302.7 million at the beginning of 1997 to $326.0 million at June 28, 1997, due to requirements to meet seasonal customer demand.

Capital expenditures totaled $12.6 million in the first half of 1997 and were incurred primarily to modernize and expand manufacturing facilities and equipment. The Company's capital projects are primarily focused on increasing capacity, improving productivity and reducing costs. Capital spending, including the purchase of certain property, plant and equipment from Diamond Rug & Carpet Mills, Inc., for the remainder of 1997 is expected to range from $52.0 million to $57.0 million, the majority of which will be used to increase capacity and productivity.


On April 15, 1997, the Company amended and restated its credit agreement to provide for an interest rate of either (i) LIBOR plus 0.2% to 0.5%, depending upon the Company's performance measured against certain financial ratios, or
(ii) the prime rate less 1.0%. Additionally, the termination date of the credit agreement was extended to May 15, 2002.


On July 23, 1997, the Company acquired certain assets of Diamond Rug & Carpet Mills, Inc. and other assets owned by Diamond's principal shareholders for approximately $36.0 million which consisted of $19.6 million in cash, at closing, $7.0 million in cash over the six-month period following closing and a $9.4 million note payable in seven annual installments of principal plus interest at 6%. The acquisition was accomplished through a plan of reorganization under Chapter 11 of the United States Bankruptcy Code and was financed primarily through existing credit facilities.

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

EFFECT OF ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

The Financial Accounting Standards Board issued FAS No. 128, Earnings Per Share, which will supersede APB No. 15, Earnings Per Share. This statement, which the Company is required to adopt in the fourth quarter of 1997, requires companies to replace the presentation of primary EPS and fully diluted EPS with basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the company. The Company does not believe the implementation of FAS No. 128 will have a material effect on the Company's consolidated financial statements.

FORWARD-LOOKING INFORMATION

Certain of the matters discussed in the preceding pages, including but not limited to, the effects of changes to manufacturing, distribution and systems, levels of capital expenditures and the Diamond acquisition, may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements involve a number of risks and uncertainties. Factors that may cause actual results to differ materially include, but are not limited to, the following: market conditions in the carpet industry, raw material prices, timing and level of capital expenditures, the successful integration of acquisitions, the successful introduction of new products and other risks identified from time to time in the Company's SEC reports and public announcements.


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

  None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on May 22, 1997, at which time stockholders were asked to elect a class of directors to serve a three-year term beginning in 1997 and to consider and vote upon the Mohawk Industries, Inc. 1997 Long-Term Incentive Plan (the "Plan"). Messrs. Bruce C. Bruckmann, Alan S. Lorberbaum and Larry W. McCurdy were elected as Class II directors of the Company for a term expiring in 2000. Mr. Bruckmann was elected by stockholders owning 26,072,329 shares of common stock, with stockholders owning 37,335 shares withholding authority. With respect to Mr. Bruckmann's election, there were 6,200,004 broker nonvotes. Mr. Lorberbaum was elected by stockholders owning 26,072,084 shares of common stock, with stockholders owning 37,580 shares withholding authority. With respect to Mr. Lorberbaum's election, there wee 6,200,004 broker nonvotes. Mr. McCurdy was elected by stockholders owning 26,072,329 shares of common stock, with stockholders owning 37,335 shares withholding authority. With respect to Mr. McCurdy's election, there were 6,200,004 broker nonvotes. Messrs. David L. Kolb, Leo Benatar, Robert N. Pokelwaldt and Jeffrey S. Lorberbaum continued their terms of office as directors.

The Plan, a description of which is contained in the Company's Proxy Statement dated April 9, 1997, was approved by stockholders owning 22,827,027 shares of common stock, with stockholders owning 3,162,626 shares voting against the Plan and 36,705 shares abstaining. There were 6,283,310 broker nonvotes with respect to the Plan.

ITEM 5.  OTHER INFORMATION

  None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K


(a)         EXHIBITS



NO.                              DESCRIPTION
---    -----------------------------------------------------------------------

11          Statement re:  Computation of Per Share Earnings



27          Financial Data Schedule


(b)         REPORTS ON FORM 8-K


  None.

                                   SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     MOHAWK INDUSTRIES, INC.



Dated: August 5, 1997                By: /s/ David L. Kolb
                                         -------------------------------------
                                     DAVID L. KOLB, Chairman of the Board and
                                     Chief Executive Officer
                                     (principal executive officer)



Dated: August 5, 1997                By: /s/ John D. Swift
                                         -------------------------------------
                                     JOHN D. SWIFT, Chief Financial Officer,
                                     Vice President-Finance and Assistant
                                     Secretary (principal financial and
                                     accounting officer)

                                 EXHIBIT INDEX




NO.                            DESCRIPTION
---    -----------------------------------------------------------------------

11     Statement re:  Computation of Per Share Earnings



27     Financial Data Schedule