Form 10-Q
period 1997-09-27
MOHAWK INDUSTRIES INC
filed 1997-10-22
CIK 851968

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

[Mark One]
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 27, 1997

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

                                                     Yes   X           No
                                                         -----            -----

The number of shares outstanding of the issuer's classes of capital stock as of October 20, 1997, the latest practicable date, is as follows: 34,726,256 shares of Common Stock, $.01 par value.

                            MOHAWK INDUSTRIES, INC.

                                     INDEX



                                                                       Page No.
                                                                        -------
Part I.  Financial Information:

         Item 1. Financial Statements

                 Condensed Consolidated Balance Sheets -
                   September 27, 1997 and December 31, 1996                  3

                 Condensed Consolidated Statements of Earnings -
                   Three months ended September 27, 1997 and
                   September 28, 1996                                        5

                   Nine months ended September 27, 1997 and
                   September 28, 1996                                        6

                 Condensed Consolidated Statements of Cash Flows -
                   Nine months ended September 27, 1997 and
                   September 28, 1996                                        7

                 Notes to Condensed Consolidated Financial Statements        8

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                        11

         Item 3. Quantitative and Qualitative Disclosure About
                 Market Risks                                               12

Part II. Other Information                                                  13

                        PART I.  FINANCIAL INFORMATION

                         ITEM I.  FINANCIAL STATEMENTS

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                (In thousands)
                                  (Unaudited)

                                        September 27, 1997  December 31, 1996
                                        ------------------  -----------------
Current assets:

    Receivables                              $253,806            215,594

    Inventories                               316,344            302,767

    Prepaid expenses                            7,723             18,298

    Deferred income taxes                      18,186             18,186
                                             --------            -------

        Total current assets                  596,059            554,845
                                             --------            -------


Property, plant and equipment, at cost        569,833            529,961
Less accumulated depreciation and
      amortization                            247,402            205,263
                                             --------            -------

        Net property, plant and equipment     322,431            324,698
                                             --------            -------

Other assets                                   74,274             74,806
                                             --------            -------

        Total assets                         $992,764            954,349
                                             ========            =======


See accompanying notes to condensed consolidated financial statements.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS, CONTINUED

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     (In thousands, except per share data)
                                  (Unaudited)

                                                     September 27, 1997      December 31, 1996
                                                     ------------------      -----------------
Current liabilities:

    Current portion of long-term debt and note
      payable                                               21,772                 41,832
    Accounts payable and accrued expenses                  255,220                201,315
                                                          --------               --------
        Total current liabilities                          276,992                243,147


Deferred income taxes                                       24,136                 27,530
Long-term debt                                             302,916                345,748
Other long-term liabilities                                  3,774                  4,725
                                                          --------               --------
        Total liabilities                                  607,818                621,150
                                                          --------               --------


Stockholders' equity:
    Preferred stock, $.01 par value; 60,000 shares
      authorized; no shares issued                               -                      -
    Common stock, $.01 par value; 75,000 shares
      authorized; 34,692 and 34,471 shares issued
      in 1997 and 1996, respectively                           347                    345
    Additional paid-in capital                             134,598                131,560
    Retained earnings                                      250,001                201,294
                                                          --------               --------
           Total stockholders' equity                      384,946                333,199
                                                          --------               --------

           Total liabilities and stockholders' equity     $992,764                954,349
                                                          ========               ========


    See accompanying notes to condensed consolidated financial statements.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                      Three Months Ended
                                                -------------------------------
                                                September 27,     September 28,
                                                    1997              1996
                                                -------------     -------------
Net sales                                         $500,818           466,539

Cost of sales                                      384,338           362,249
                                                  --------           -------
        Gross profit                               116,480           104,290

Selling, general and administrative expenses        74,441            69,792
Carrying value reduction of property, plant
  and equipment                                          -             1,350
                                                  --------           -------
        Operating income                            42,039            33,148
                                                  --------           -------

Other expense:
   Interest expense                                  6,689             7,944
   Other expense, net                                  871               746
                                                  --------           -------
                                                     7,560             8,690
                                                  --------           -------

        Earnings before income taxes                34,479            24,458

Income taxes                                        13,626             9,658
                                                  --------           -------

        Net earnings                              $ 20,853            14,800
                                                  ========           =======

Earnings per common and common
   equivalent share                               $   0.60              0.43
                                                  ========           =======

Weighted average common and common
   equivalent shares outstanding                    34,969            34,823
                                                  ========           =======


    See accompanying notes to condensed consolidated financial statements.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                           Nine Months Ended
                                               ----------------------------------------------
                                                September 27, 1997       September 28, 1996
                                               --------------------     ---------------------

Net sales                                          $1,385,234                 1,317,884

Cost of sales                                       1,067,999                 1,018,590
                                                   ----------                 ---------
        Gross profit                                  317,235                   299,294

Selling, general and administrative expenses          212,928                   209,977
Carrying value reduction of property, plant
  and equipment                                             -                     1,350
                                                   ----------                 ---------
        Operating income                              104,307                    87,967
                                                   ----------                 ---------

Other expense:
   Interest expense                                    21,543                    25,126
   Other expense, net                                   2,256                     2,464
                                                   ----------                 ---------
                                                       23,799                    27,590
                                                   ----------                 ---------

        Earnings before income taxes                   80,508                    60,377

Income taxes                                           31,801                    23,844
                                                   ----------                 ---------
        Net earnings                               $   48,707                    36,533
                                                   ==========                 =========

Earnings per common and common
   equivalent share                                $     1.40                      1.06
                                                   ==========                 =========

Weighted average common and common
   equivalent shares outstanding                       34,877                    34,479
                                                   ==========                 =========

    See accompanying notes to condensed consolidated financial statements.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                     Nine Months Ended
                                                               ------------------------------
                                                               September 27,    September 28,
                                                                   1997             1996
                                                               -------------    -------------
Cash flows from operating activities:
  Net earnings                                                   $  48,707           36,533
  Adjustments to reconcile net earnings to net cash
     provided by operating activities:
      Depreciation and amortization                                 45,343           41,375
      Provision for doubtful accounts                                5,584            8,939
      Carrying value reduction of property, plant and
        equipment                                                        -            1,350
      Changes in operating assets and liabilities, net
        of effects of acquisition:
          Receivables                                              (43,796)         (96,364)
          Inventories                                               (1,604)         (28,906)
          Accounts payable and accrued expenses                     63,548           38,871
          Other assets and prepaid expenses                         10,365           (1,237)
          Other liabilities                                         (2,489)            (112)
                                                                 ---------          -------
             Net cash provided by operating activities             125,658              449
                                                                 ---------          -------

Cash flows from investing activities:
  Additions to property, plant and equipment, net                  (19,594)         (28,952)
  Acquisition                                                      (36,000)               -
                                                                 ---------          -------
             Net cash used in investing activities                 (55,594)         (28,952)
                                                                 ---------          -------

Cash flows from financing activities:
  Net change in revolving line of credit                           (42,973)          26,536
  Payment of note payable                                          (21,200)               -
  Payments on term loans                                           (14,623)          (8,040)
  Proceeds from new loan                                             9,350                -
  Proceeds from IRBs and other, net of payments                      6,554                -
  Change in outstanding checks in excess of cash                   (10,212)           1,576
  Common stock transactions                                          3,040            8,431
                                                                 ---------          -------
             Net cash provided by (used in) financing
               activities                                          (70,064)          28,503
                                                                 ---------          -------
             Net change in cash                                          -                -
Cash, beginning of year                                                  -                -
                                                                 ---------          -------

Cash, end of period                                              $       -                -
                                                                 =========          =======
Net cash paid during the period for:
  Interest                                                       $  22,968           25,417
                                                                 =========          =======

  Income taxes                                                   $  32,228           18,187
                                                                 =========          =======

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

Certain prior period financial statement balances have been reclassified to conform with the current period's presentation.


2.   Receivables

      Receivables are as follows:
                                            September 27, 1997     December 31, 1996
                                            ------------------     -----------------

      Customers, trade                               $ 289,689               247,485
      Other                                              1,055                 2,095
                                                     ---------               -------


                                                       290,744               249,580
      Less allowance for discounts, returns,
          claims and doubtful accounts                  36,938                33,986
                                                     ---------               -------

        Net receivables                              $ 253,806               215,594
                                                     =========               =======


3.   Inventories

      The components of inventories are as follows:

                                            September 27, 1997     December 31, 1996
                                            ------------------     -----------------

        Finished goods                               $ 165,386               150,890
        Work in process                                 52,025                45,485
        Raw materials                                   98,933               106,392
                                                     ---------               -------

        Total inventories                            $ 316,344               302,767
                                                     =========               =======



                                       8



                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                (In thousands)
                                  (Unaudited)

4.     Other assets

        Other assets are as follows:
                                                        September 27,    December 31,
                                                             1997           1996
                                                        -------------    ------------
        Goodwill, net of accumulated amortization of
          $6,705 and $5,589, respectively                  $ 52,563          53,679

        Other assets                                         21,711          21,127
                                                           --------         -------

           Total other assets                              $ 74,274          74,806
                                                           ========         =======


5.     Accounts payable and accrued expenses

       Accounts payable and accrued expenses are as follows:
                                                        September 27,    December 31,
                                                             1997            1996
                                                        -------------    ------------
        Outstanding checks in excess of cash               $ 21,588          31,800
        Accounts payable, trade                             133,195          86,527
        Accrued expenses                                     62,930          49,628
        Accrued compensation                                 37,507          33,360
                                                           --------         -------
           Total accounts payable and accrued
             expenses                                      $255,220         201,315
                                                           ========         =======

6.    Credit agreement

On April 15, 1997, the Company amended and restated its credit agreement to provide for an interest rate of either (i) LIBOR plus 0.2% to 0.5%, depending upon the Company's performance measured against certain financial ratios, or
(ii) the prime rate less 1.0%. Additionally, the termination date of the credit agreement was extended to May 15, 2002.


7.    Acquisition

On July 23, 1997, the Company acquired certain assets of Diamond Rug & Carpet Mills, Inc. and other assets owned by Diamond's principal shareholders for approximately $36,000 which consisted of $19,600 in cash, at closing, $7,000 in cash over the six-month period following closing and a $9,350 note payable in seven annual installments of principal plus interest at 6%. The acquisition was accomplished through a plan of reorganization filed by Diamond under Chapter 11 of the United States Bankruptcy Code.


8.    Nonrecurring costs

In the third quarter of 1996, the Company recorded a charge of $1,350 arising from a revision in the estimate of fair value of certain land, buildings and equipment based on current market conditions related to mill closings that occurred in 1995. The after-tax effect of the charge for the three months and nine months ended September 28, 1996 was $817, or $0.02 per share.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                (In thousands)
                                  (Unaudited)


9.    Effect of accounting pronouncement not yet adopted

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Quarter Ended September 27, 1997 As Compared With Quarter Ended September 28,
-----------------------------------------------------------------------------
1996
----

  Net sales for the quarter ended September 27, 1997 were $500.8 million, which represented an increase of 7% from the $466.5 million reported for the third quarter of 1996. The third quarter 1997 net sales comparison to the third quarter of 1996 was favorably affected by incremental sales from the acquisition of certain assets of Diamond Rug & Carpet Mills, Inc. Additionally, the sales increase was partially attributable to a gain in market share which the Company believes resulted from continued strong support of our independent dealer base and strong overall acceptance of Mohawk products.

  Gross profit for the third quarter of the current year was $116.5 million (23.3% of net sales). In the third quarter of 1996, gross profit was $104.3 million (22.4% of net sales). The stronger gross profit percentage in 1997 is the result of manufacturing improvements from restructuring and improved product mix.

  Selling, general and administrative expenses for the current quarter were $74.4 million (14.9% of net sales) compared to $69.8 million (15.0% of net sales) for the prior year's third period.

  Interest expense for the current period was $6.7 million compared to $7.9 million in the third quarter of 1996. The primary factor for the decrease was a reduction in debt levels in the third quarter of 1997 as compared to the third quarter of 1996.

  In the current period, income tax expense was $13.6 million, compared to $9.7 million in the third quarter of 1996, or 39.5% of earnings before income taxes for both periods.

Nine Months Ended September 27, 1997 As Compared With Nine Months Ended
-----------------------------------------------------------------------
September 28, 1996
------------------

  Net sales for the first nine months ended September 27, 1997 were $1,385.2 million, which represented an increase of 5% from the $1,317.9 million reported for the first nine months of 1996. This sales increase resulted from incremental sales from the acquisition of certain assets of Diamond Rug & Carpet Mills, Inc., a gain in market share which the Company believes resulted from continued strong support of our independent dealer base and strong overall acceptance of Mohawk products.

  Gross profit for the first nine months of the current year was $317.2 million (22.9% of net sales). In the first nine months of 1996, gross profit was $299.3 million (22.7% of net sales).

  Selling, general and administrative expenses for the current period were $212.9 million (15.4% of net sales) compared to $210.0 million (15.9% of net sales) for the prior year's first nine months. The percentage decrease was primarily due to lower sample and bad debt expense in the first nine months of 1997.

  Interest expense for the current period was $21.5 million compared to $25.1 million in the first nine months of 1996. The primary factor for the decrease was a reduction in debt levels in the first nine months of 1997 as compared to the first nine months of 1996.

  In the current period, income tax expense was $31.8 million, compared to $23.8 million in the first nine months of 1996, or 39.5% of earnings before income taxes for both periods.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's primary capital requirements are for working capital, capital expenditures and acquisitions. The Company's capital needs are met through a combination of internally-generated funds, bank credit lines and credit terms from suppliers.

  The level of accounts receivable increased from $215.6 million at the beginning of 1997 to $253.8 million at September 27, 1997. The $38.2 million increase resulted primarily from seasonally higher sales volume in the third quarter as compared to December. Inventories rose from $302.8 million at the beginning of 1997 to $316.3 million at September 27, 1997, due to requirements to meet seasonal customer demand.

  Capital expenditures, including the purchase of certain property, plant and equipment from Diamond Rug & Carpet Mills, Inc., totaled $55.6 million in the first nine months of 1997 and were incurred primarily to modernize and expand manufacturing facilities and equipment. The Company's capital projects are primarily focused on increasing capacity, improving productivity and reducing costs. Capital spending for the remainder of 1997 is expected to range from $10.0 million to $15.0 million, the majority of which will be used to increase capacity and productivity.

  On April 15, 1997, the Company amended and restated its credit agreement to provide for an interest rate of either (i) LIBOR plus 0.2% to 0.5%, depending upon the Company's performance measured against certain financial ratios, or
(ii) the prime rate less 1.0%. Additionally, the termination date of the credit agreement was extended to May 15, 2002.

  On July 23, 1997, the Company acquired certain assets of Diamond Rug & Carpet Mills, Inc. and other assets owned by Diamond's principal shareholders for approximately $36.0 million which consisted of $19.6 million in cash, at closing, $7.0 million in cash over the six-month period following closing and a $9.4 million note payable in seven annual installments of principal plus interest at 6%. The acquisition was accomplished through a plan of reorganization filed by Diamond under Chapter 11 of the United States Bankruptcy Code and was financed primarily through existing credit facilities.

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

FORWARD-LOOKING INFORMATION

  Certain of the matters discussed in the preceding pages, including but not limited to, the assumptions regarding the Company's ability to continue to successfully integrate the acquired Diamond assets may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements involve a number of risks and uncertainties. Factors that may cause actual results to differ materially include, but are not limited to, the following: market conditions in the carpet industry, raw material prices, timing and level of capital expenditures, the successful integration of acquisitions, the successful introduction of new products and other risks identified from time to time in the Company's SEC reports and public announcements.

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

  In December 1995, the Company and four other carpet manufacturers were added as defendants in a purported class action lawsuit, In re Carpet Antitrust Litigation, pending in the United States District Court for the Northern District of Georgia, Rome Division. The amended complaint alleges price fixing regarding polypropylene products in violation of Section One of the Sherman Act. In September 1997, the Court determined that the plaintiffs met their burden of establishing the requirements for class certification and granted the plaintiffs' motion to certify the class. The Company is a party to two consolidated lawsuits captioned Gaehwiler v. Sunrise Carpet Industries, Inc. et. al. and Patco Enterprises, Inc. v. Sunrise Carpet Industries, Inc. et. al.; both of which were filed in the Superior Court of the State of California, City and County of San Francisco in early 1996. Both complaints were brought on behalf of a purported class of indirect purchasers of carpet in the State of California and seek damages for alleged violations of California antitrust and unfair competition laws. The Company believes both of these lawsuits are without merit and intends to vigorously defend against them. The complaints filed do not specify any amount of damages but do request for any unlawful conduct to be enjoined and treble damages plus reimbursement for fees and costs.

ITEM 2.  CHANGES IN SECURITIES

  None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

ITEM 5.  OTHER INFORMATION

  None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (A)  EXHIBITS

  NO.                           DESCRIPTION
-------    ------------------------------------------------------------------
  11       Statement re:  Computation of Per Share Earnings

  27       Financial Data Schedule


  (B)  REPORTS ON FORM 8-K

  None.

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     MOHAWK INDUSTRIES, INC.



Dated: October 22, 1997              By: /s/ David L. Kolb
                                         --------------------------------------
                                         DAVID L. KOLB, Chairman of the Board
                                         and Chief Executive Officer
                                         (principal executive officer)



Dated: October 22, 1997              By: /s/ John D. Swift
                                         --------------------------------------
                                         JOHN D. SWIFT, Chief Financial Officer,
                                         Vice President-Finance and Assistant
                                         Secretary (principal financial
                                         and accounting officer)

                                 EXHIBIT INDEX


NO.                           DESCRIPTION
---    --------------------------------------------------------------
11     Statement re:  Computation of Per Share Earnings

27     Financial Data Schedule