Form 10-K405
period 1997-12-31
MOHAWK INDUSTRIES INC
filed 1998-03-17
CIK 851968

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
[MARK ONE]
  [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

Securities Registered Pursuant to Section 12(b) of the Act:  Common Stock, $.01
                                                               par value
Securities Registered Pursuant to Section 12(g) of the Act:  None

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

  The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant (22,159,639 shares) on March 10, 1998 was $585,845,456. The aggregate market value was computed by reference to the closing price of the Common Stock on such date.

  Number of shares of Common Stock outstanding as of March 10, 1998: 52,256,747 shares of Common Stock, $.01 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Definitive Proxy Statement for the 1998 Annual Meeting of
                             Stockholders--Part III
================================================================================

                                    PART I

ITEM 1. BUSINESS

GENERAL

  Mohawk Industries, Inc. ("Mohawk" or the "Company", a term which includes the Company and its subsidiaries, including its primary operating subsidiaries, Mohawk Carpet Corporation ("Mohawk Carpet") and Aladdin Manufacturing Corporation ("Aladdin Manufacturing", formerly known as Mohawk Manufacturing Corporation)) is a leading producer of woven and tufted broadloom carpet and rugs for residential and commercial applications. The Company is the second largest carpet and rug manufacturer in the United States, with 1997 net sales of approximately $1.9 billion. The Company designs, manufactures and markets carpet and rugs in a broad range of colors, textures and patterns. The Company is widely recognized through its premier brand names, some of which are "Mohawk," "Alexander Smith," "Horizon," "Mohawk Commercial," "Harbinger," "Helios," "American Rug Craftsmen," "Karastan," "Bigelow," "Aladdin" and "Galaxy," and markets its products primarily through carpet retailers, home centers, mass merchandisers, department stores, commercial dealers and commercial end users. Mohawk's operations are vertically integrated from the extrusion of resin into fiber, to the conversion of fiber into yarn and to the manufacture and shipment of finished carpet and rugs.

HISTORY

  The Company was organized in Delaware in 1988 to acquire Aladdin Manufacturing from its predecessor owner, Mohasco Corporation, in a leveraged buyout transaction. The Company completed its initial public offering of Common Stock in April 1992, raising approximately $42.5 million in proceeds, which were used to retire indebtedness and redeem preferred stock outstanding at that time. Mohawk acquired Horizon Industries, Inc. ("Horizon") in October 1992 for cash of approximately $63.9 million and 4,009,500 shares of Common Stock valued at approximately $22.5 million. Mohawk purchased American Rug Craftsmen, Inc. ("American Rug") in April 1993 for approximately $32.0 million in cash and Karastan Bigelow in July 1993 for approximately $155.5 million, which was substantially all cash. In May 1993, the Company completed an offering of 4,725,000 shares of Common Stock. Of the total number of shares, 3,600,000 shares were sold by the Company and 1,125,000 shares were sold by selling stockholders. The net proceeds to the Company were approximately $46.0 million. On February 25, 1994, Mohawk acquired all of the common stock of Aladdin Mills, Inc. ("Aladdin") in exchange for approximately 20,343,000 shares of Common Stock, valued at $386.5 million, based upon the closing stock price at the date the agreement was executed. On January 13, 1995, Mohawk acquired all of the capital stock of Galaxy Carpet Mills, Inc. ("Galaxy") for $42.2 million in cash.

  On July 23, 1997, the Company acquired certain assets of Diamond Rug & Carpet Mills, Inc. ("Diamond") and other assets owned by Diamond's principal shareholders for approximately $36.0 million, which consisted of $19.6 million in cash at closing, $7.0 million in cash over the six-month period following closing and a $9.4 million note payable in seven annual installments of principal plus interest at 6%. The acquisition was accomplished through a plan of reorganization filed by Diamond under Chapter 11 of the United States Bankruptcy Code.

  On October 23, 1997, the Board of Directors of the Company declared a 3-for-2 stock split that was paid as a 50% stock dividend on December 4, 1997, to holders of record on November 4, 1997. All share information presented herein gives effect to this stock split.

INDUSTRY

  According to the most recent figures available from the United States Department of Commerce, worldwide carpet and rug sales volume of American manufacturers and their domestic divisions was 1.6 billion square yards in 1996. This volume represents a market in excess of approximately $10.1 billion at the "mill level", which management believes, based on standard industry mark-ups, translates into approximately $16.2 billion to $18.2 billion at the retail level. Based upon data obtained from recent industry publications, the worldwide carpet and rug sales volume of American manufacturers in 1997 was approximately 1.6 billion square yards and $10.0 billion. The overall level of sales in the carpet industry is influenced by a number of factors, including consumer confidence in spending for durable goods, interest rates, turnover in housing, the condition of the residential and commercial construction industries and the overall strength of the economy.

  Broadloom carpet (defined as carpet over six feet by nine feet in size) represented 82% of the volume shipped by the industry in 1996. Tufted broadloom carpet (a category that refers to the manner of construction in addition to size) represented 96% of the broadloom industry volume shipped in 1996. The broadloom carpet industry has two primary markets, residential and commercial, with the residential market making up approximately 75% of industry volume shipped and the commercial market comprising approximately 25% in 1996. An estimated 56% of industry shipments is made in response to replacement demand, which usually involves exact yardage (or "cut order") shipments that typically provide higher profit margins than sales of carpet sold in full rolls. Because the replacement business generally involves higher quality carpet cut to order by the manufacturer, rather than the dealer, this business tends to be more profitable for manufacturers than the new construction business.

PRODUCTS AND MARKETS

  The Company designs, manufactures and markets hundreds of styles of carpet, rugs and mats in a broad range of colors, textures and patterns. Mohawk positions its products in all price ranges and emphasizes quality, style, performance and service. The Company is widely recognized through its premier brand names, "Mohawk," "Alexander Smith," "Horizon," "Mohawk Commercial," "Karastan Contract," "Bigelow Commercial," "Harbinger," "Helios," "American Rug Craftsmen," "Karastan," "Bigelow," "Aladdin," "Townhouse," "Ciboney," "Modesto," "Hamilton," "New Visions" and "Galaxy," and markets its products primarily through carpet retailers, home centers, mass merchandisers, department stores, commercial dealers, and commercial end users. Some products are also marketed through private labeling programs.

  Mohawk markets certain of its products outside the United States, but does not consider sales of such products to be material.

 Residential Broadloom Market

   The residential market is the largest segment of the industry and represents a significant portion of the Company's sales. The Company currently markets approximately 370 residential products to more than 25,000 customers which include independent retailers, department stores, mass merchandisers, buying groups, and building and tenant improvement contractors.

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

  The Company generally markets its residential products through its Aladdin, Galaxy and Mohawk sales forces. Although these sales forces have maintained their separate identities, they report to common management on a regional basis. All of the regional vice presidents report to one senior vice president of sales. Each region has responsibility for sales, distribution and inventory management in its region, all of which is coordinated by the senior vice president of sales at a national level. The inventory management on a regional level is accomplished by a hub-and-spoke distribution network. In this system, Company trucks generally deliver carpet from mill sites to regional warehouses. From there, it is shipped to local distribution warehouses, then to retailers. The Company believes that the current structure of the residential sales group has contributed to a more efficient and profitable organization.

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

  Woven commercial products accounted for a significant portion of the Company's net sales of commercial product in 1997, including the Mohawk Commercial brand's exclusive woven interlock products, which are manufactured by a unique weaving process that increases performance, wear and durability. The Company's ability to make woven carpet under the Mohawk Commercial, Karastan Contract and Bigelow Commercial brand names in large volume for commercial applications differentiates it from other manufacturers, most of which produce tufted carpet almost exclusively. Woven carpet and specifically the Company's woven interlock products sell at higher prices than tufted carpet and generally produce higher profit margins. Management believes that the Company is the largest producer of woven carpet in the United States and that the Company has several carpet weaving machines and processes that no other manufacturer has, thereby allowing the Company to create carpet to meet specifications that its competitors cannot duplicate.

 Residential Rug Market

  The machine-made rug market is currently the fastest growing segment of the U.
S. carpet and rug industry with an annual growth rate estimated to be approximately 7% in 1997. Much of this growth has occurred at the low-to-medium retail price ranges. The distribution channels for the rug market primarily include department stores, mass merchants, floorcovering stores, catalog stores, home centers and furniture stores.

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

  In 1997, the Carpet and Rug Institute approved a four-year national industry advertising campaign with a $25 million annual budget. Funding for the program will be raised from contributions from individual manufacturers in the carpet industry, including suppliers of fiber, backing, latex and finished carpet and rugs. Mohawk is a participant in the campaign. The purpose of the program is to advance consumer confidence, satisfaction and preference of carpet as the floorcovering of choice.

MANUFACTURING AND OPERATIONS

  The Company's manufacturing operations are vertically integrated and include the extrusion of resin into polypropylene and nylon fiber, yarn processing, tufting, weaving, dyeing, coating and finishing. Capital expenditures are primarily focused on increasing capacity, improving productivity and reducing costs. Mohawk incurred $212.2 million in capital expenditures over the past three years, including acquisitions. These expenditures increased manufacturing efficiency and capacity, while improving overall cost competitiveness.

RAW MATERIALS AND SUPPLIERS

  The principal raw materials the Company uses are nylon staple fibers; nylon filament fibers; raw wool; polypropylene filament fibers; polyester staple fibers; olefin resins; synthetic backing materials, polyurethane and latex; and various dyes and chemicals. Mohawk obtains all of its major raw materials from independent sources and all of its externally purchased nylon fibers from four major suppliers: E.I. du Pont de Nemours and Company, Monsanto Company, BASF Corporation and AlliedSignal, Inc. Most of the fibers the Company uses in carpet production are treated with stain-resistant chemicals. The Company has not experienced significant shortages of raw materials in recent years. The Company believes that the loss of any one supplier would not have a material effect on the Company and that an alternative supply arrangement could be made in a relatively short period of time.

COMPETITION

  All of the markets in which the Company does business are highly competitive, with approximately 100 companies engaged in the manufacture and sale of carpet in the United States. Carpet manufacturers also face competition from the hard surface floorcovering industry. Based on industry publications, the top twenty North American carpet and rug manufacturers (including their American and foreign divisions) in 1996 had worldwide sales in excess of $10 billion, and the top twenty manufacturers in 1990 had sales in excess of $6 billion. Mohawk, with 1997 net sales of approximately $1.9 billion, is the second largest producer of carpet and rugs (in terms of sales volume).

  Certain of the Company's competitors have greater financial and other resources than the Company. In particular, the industry has one large competitor, Shaw Industries, Inc. ("Shaw"), who in 1997 held the largest share of the domestic wholesale market based on sales. Shaw's size could permit significant raw material purchasing power and certain other manufacturing cost advantages compared with the rest of the industry.

  The principal methods of competition within the industry are price, style, quality and service. In both the residential and commercial markets, price competition and market coverage are particularly important because there is relatively little perceived differentiation among competing product lines. Mohawk's recent investments in modernized, advanced manufacturing and data processing equipment, the extensive diversity of equipment in which it has invested and its marketing strategy contribute to its ability to compete primarily on the basis of performance, quality, style and service, rather than just price.

TRADEMARKS

  Mohawk uses several trademarks that it considers important in the marketing of its products, including "Mohawk (R)," "Tommy Mohawk (R)," "Mohawk Color Center
(R)," "Alexander Smith (R)," "Horizon (R)," "Mohawk Commercial," "Harbinger
(R)," "Helios (R)," "Commercial Horizons (R)," "Karastan (R)," "Bigelow (R)," "Aladdin," "American Rug Craftsmen," "Townhouse," "Ciboney (R)," "Hamilton (R)" and "Galaxy (R)."

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

  During 1997, no single customer accounted for more than 4.5% of Mohawk's total net sales. The Company believes the loss of one or a few major customers would not have a material adverse effect on the Company's business.

BACKLOG

  Backlog of orders is generally insignificant in the carpet manufacturing business because most residential orders are filled within several days and commercial backlogs reflect the terms of the relevant contracts, which generally require delivery within four to six weeks.

EMPLOYEES

  As of December 31, 1997, the Company employed approximately 12,600 persons. Approximately 270 Mohawk employees are members of the Union of Needletrades, Industrial and Textile Employees, AFL-CIO, CLC with which the Company is party to a collective bargaining agreement. Other than with respect to these employees, the Company is not a party to any collective bargaining agreements. Additionally, the Company has not experienced any strikes or work stoppages. The Company believes that its relations with its employees are good.

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

                                                                          APPROX.
                                                                         ENCLOSED
                                                                          AREA IN
                                                                          SQUARE
       LOCATION                  PRIMARY PRODUCTS OR PURPOSES             FOOTAGE
----------------------   ---------------------------------------------   ---------
Dalton, GA............   Carpet and rug manufacturing and warehousing.   1,762,000
Chatsworth, GA........   Carpet manufacturing, warehousing and offices     787,300
Dublin, GA............   Carpet manufacturing, warehousing and offices     831,000
Lyerly, GA............   Carpet manufacturing and warehousing.........     635,000
Eden, NC..............   Carpet and rug manufacturing.................     784,200
Calhoun, GA...........   Carpet manufacturing and distribution center.     792,000
Eton, GA..............   Carpet manufacturing.........................     567,500
Landrum, SC...........   Weaving and finishing of carpet..............     350,000
Dalton, GA(1).........   Carpet dyeing................................     259,000
Calhoun, GA...........   Carpet dyeing................................      65,000
Dalton, GA............   Sample storage and distribution..............     123,000
Chatsworth, GA........   Carpet distribution..........................     957,000
Eden, NC..............   Carpet and rug distribution..................     194,000
Summerville, GA.......   Sample manufacturing and distribution........     235,000
Sugar Valley, GA......   Rug manufacturing, warehousing and offices...     472,500
Calhoun Falls, SC.....   Yarn manufacturing...........................     425,000
Bennettsville, SC.....   Yarn manufacturing...........................     412,000
Dalton, GA............   Yarn manufacturing...........................     105,400
Laurel Hill, NC.......   Yarn manufacturing...........................     203,000
Fort Oglethorpe, GA...   Yarn manufacturing...........................     194,000
Dalton, GA............   Yarn manufacturing...........................     231,000
Chatsworth, GA........   Yarn manufacturing...........................     147,400
Calhoun, GA...........   Yarn manufacturing...........................     121,000
Calhoun, GA...........   Yarn manufacturing...........................     113,800
Belton, SC (1)........   Yarn manufacturing...........................     106,000
South Pittsburg, TN...   Yarn manufacturing...........................     102,000
Chatsworth, GA........   Yarn manufacturing...........................     100,000
Dalton, GA............   Warehouse....................................      81,000
Greenville, NC........   Wool processing..............................     103,000
Greenville, NC........   Wool processing..............................      59,000
Philadelphia, PA......   Wool processing..............................      50,000
-----------

(1)  Operations have been discontinued and these facilities are held for sale.

  The following table lists the Company's material leased office, manufacturing and warehouse facilities:

                                                                            APPROX.
                                                                            ENCLOSED
                                                                            AREA IN      LEASE
                                                                             SQUARE      TERM
   LOCATION                       PRIMARY PRODUCTS OR PURPOSES              FOOTAGE    THROUGH (1)
---------------------   -----------------------------------------------    ---------   -----------
Calhoun, GA..........   Carpet manufacturing (2).......................      241,000     Dec. 2003
Calhoun, GA..........   Carpet manufacturing (2).......................      195,000     Aug. 2004
Calhoun, GA..........   Carpet manufacturing...........................       65,000     Mar. 2003
Calhoun, GA..........   Carpet manufacturing and administrative offices       62,000     Jul. 2000
Calhoun, GA..........   Sample manufacturing and distribution..........      150,000     June 1998
Calhoun, GA..........   Mat manufacturing and warehouse................      164,400     June 2004
Calhoun, GA..........   Rug manufacturing and warehouse................       78,000     May  2002
Philadelphia, PA.....   Warehouse......................................       53,100     Dec. 2000
Columbus, OH.........   Distribution warehouse.........................       90,000     Aug. 2004
Miami, FL............   Distribution warehouse.........................      109,000     Aug. 2001
Pompton Plains, NJ...   Distribution warehouse.........................       98,100     June 2004
Glen Burnie, MD......   Distribution warehouse.........................      187,000     June 2004
Grand Prairie, TX....   Distribution warehouse.........................      208,000     June 2004
Fullerton, CA........   Distribution warehouse.........................       57,000     Jul. 2001
Romeoville, IL.......   Distribution warehouse.........................      108,000     Oct. 2000
Kent, WA.............   Distribution warehouse.........................      107,200     Jan. 2003
San Diego, CA........   Distribution warehouse.........................       63,000     Apr. 2010
La Mirada, CA........   Distribution warehouse.........................      220,000     Aug. 2001
Hayward, CA..........   Distribution warehouse.........................      102,500     Aug. 2001
------------

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

  In June 1994, the Company and several other carpet manufacturers received subpoenas to produce documents from a grand jury of the United States District Court in Atlanta. The subpoenas were requested by the Antitrust Division of the
U. S. Department of Justice in connection with an investigation of the industry. In October 1997, the Company was notified by the U. S. Department of Justice that such investigation by the grand jury had been closed.

  In December 1995, the Company and four other carpet manufacturers were added as defendants in a purported class action lawsuit, In re Carpet Antitrust Litigation, pending in the United States District Court for the Northern District of Georgia, Rome Division. The amended complaint alleges price fixing regarding polypropylene products in violation of Section One of the Sherman Act. In September 1997, the Court determined that the plaintiffs met their burden of establishing the requirements for class certification and granted the plaintiffs' motion to certify the class. The Company is a party to two consolidated lawsuits captioned Gaehwiler v. Sunrise Carpet Industries, Inc. et. al. and Patco Enterprises, Inc. v. Sunrise Carpet Industries, Inc. et. al.; both of which were filed in the Superior Court of the State of California, City and County of San Francisco in 1996. Both complaints were brought on behalf of a purported class of indirect purchasers of carpet in the State of California and seek damages for alleged violations of California antitrust and unfair competition laws. The Company believes both of these lawsuits are without merit and intends to vigorously defend against them. The complaints filed do not specify any amount of damages but do request for any unlawful conduct to be enjoined and treble damages plus reimbursement for fees and costs.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders of the Company during the fourth quarter ended December 31, 1997.


                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

MARKET FOR THE COMMON STOCK

  On December 16, 1997, the Common Stock began trading on the New York Stock Exchange ("NYSE") under the symbol "MHK." From the time of the Company's initial public offering in April 1992 until December 15, 1997, the Common Stock
was listed on the Nasdaq National Market ("NNM") under the symbol "MOHK."   The
table below sets forth the high and low sales prices per share of the Common Stock as reported on either the NNM or the NYSE Composite Tape, as applicable, for each fiscal period indicated.

                                                MOHAWK
                                             COMMON STOCK
                                            -----------------
                                             HIGH       LOW
                                            -------   -------
 1996
------
 First Quarter...........................    $11.00    8.33
 Second Quarter..........................     12.25    8.83
 Third Quarter...........................     17.42   10.92
 Fourth Quarter..........................     18.58   13.75

 1997
------
 First Quarter...........................    $18.67   13.92
 Second Quarter..........................     17.33   12.92
 Third Quarter...........................     18.29   14.58
 Fourth Quarter..........................     22.00   17.75

 1998
------
First Quarter (through March 10, 1998)...    $28.50   20.50


  As of March 10, 1998, there were 416 holders of record of Common Stock. Mohawk has not paid or declared any cash dividends on shares of its Common Stock since completing its initial public offering. The Company's policy is to retain all net earnings for the development of its business, and it does not anticipate paying cash dividends on the Common Stock in the foreseeable future. The payment of future cash dividends will be at the sole discretion of the Board of Directors and will depend upon the Company's profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. The payment of cash dividends is limited by certain covenants in various of the Company's loan agreements.

Item 6. Selected Financial Data

  The following table sets forth the selected financial data of the Company for the periods indicated, derived from the consolidated financial statements of the Company. On April 30, 1993, the Company acquired all of the common stock of American Rug. On July 30, 1993, the Company purchased the net assets of Karastan Bigelow. The operating results of American Rug and Karastan Bigelow are included in the Company's 1993 consolidated statement of earnings from their respective acquisition dates. The acquisitions of American Rug and Karastan Bigelow were recorded using the purchase method of accounting. On February 25, 1994, the Company exchanged 20,343,336 shares of Common Stock for all of the outstanding shares of Aladdin common stock in a transaction recorded using the pooling-of-interests basis of accounting. All financial data were restated to include the accounts and results of operations of Aladdin. On January 13, 1995, the Company acquired all of the outstanding capital stock of Galaxy. The operating results of Galaxy are included in the 1995 consolidated statement of earnings from the date of its acquisition. On July 23, 1997, the Company acquired certain assets of Diamond Rug & Carpet Mills, Inc. and other assets owned by Diamond's principal shareholders. The acquisitions of Galaxy and Diamond were recorded using the purchase method of accounting. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and notes thereto included elsewhere herein.



                                                                          At or for the Years ended December 31,
                                                                --------------------------------------------------------
                                                                    1997         1996       1995       1994      1993
                                                                -----------   ---------  ---------  ---------  ---------
                                                                          (In thousands, except per share data)
Statement of earnings data:
Net sales.....................................................  $ 1,901,352   1,779,389  1,648,517  1,437,540  1,188,186
Cost of sales (a).............................................    1,464,697   1,372,022  1,281,887  1,107,890    917,824
                                                                -----------   ---------  ---------  ---------  ---------
  Gross profit................................................      436,655     407,367    366,630    329,650    270,362
Selling, general and administrative expenses..................      286,996     284,194    282,451    231,184    185,135
Restructuring costs (b).......................................          -           700      8,439        -        2,363
Carrying value reduction of property, plant
  and equipment and other assets (c)..........................        5,500       3,060     23,711        -          -
Compensation expense for stock option exercises (d)...........        2,600         -        4,000        -          -
                                                                -----------   ---------  ---------  ---------  ---------
  Operating income............................................      141,559     119,413     48,029     98,466     82,864
                                                                -----------   ---------  ---------  ---------  ---------
Interest expense..............................................       26,457      31,486     34,998     27,112     18,029
Acquisition costs - Aladdin Merger (e)........................          -           -          -       10,201        -
Other expense, net............................................        2,656       5,202      2,570      2,987      2,659
Gain on insurance claim (a)...................................          -           -          -          -       (4,746)
                                                                -----------   ---------  ---------  ---------  ---------
                                                                     29,113      36,688     37,568     40,300     15,942
                                                                -----------   ---------  ---------  ---------  ---------
  Earnings before income taxes................................      112,446      82,725     10,461     58,166     66,922
Income taxes (f)..............................................       44,416      33,675      4,049     25,159     27,399
                                                                -----------   ---------  ---------  ---------  ---------
  Net earnings................................................  $    68,030      49,050      6,412     33,007     39,523
                                                                ===========   =========  =========  =========  =========
Basic earnings per share (g)..................................  $      1.31        0.96       0.13       0.68       0.84
                                                                ===========   =========  =========  =========  =========
Weighted-average common shares outstanding (g)................       51,912      51,260     49,185     48,668     47,114
                                                                ===========   =========  =========  =========  =========
Diluted earnings per share (g)................................  $      1.30        0.95       0.13       0.66       0.80
                                                                ===========   =========  =========  =========  =========
Weighted-average common and dilutive potential
  common shares outstanding (g)...............................       52,403      51,849     50,435     50,061     49,664
                                                                ===========   =========  =========  =========  =========
Balance sheet data:
Working capital...............................................  $   310,149     311,698    244,800    292,163    198,735
Total assets..................................................      960,955     954,349    903,152    854,779    776,424
Short-term note payable.......................................          -        21,200     50,000        -          -
Long-term debt (including current portion)....................      293,197     366,380    353,037    399,377    328,469
Stockholders' equity..........................................      405,915     333,199    274,903    264,018    229,992

----------------------
(a) Certain of the Company's facilities suffered damage during the March 1993 blizzard, and the Company finalized settlement of the insurance claim during the first quarter of 1994. The Company recorded reductions of $6.0 million in cost of sales in each of the years 1993 and 1994 for reimbursements of business interruption costs and $4.7 million in other income in 1993 related to gains on fixed asset replacements.
(b) During 1995 and 1996, the Company recorded pre-tax restructuring costs of $8.4 million and $0.7 million, respec-tively, related to certain mill closings whose operations have been consolidated into other Mohawk facilities. During 1993, the Company recorded pre-tax restructuring costs of $2.4 million related to the closing of a woven carpet manufacturing operation and the relocation and consolidation of this operation with a facility acquired in the purchase of Karastan Bigelow.
(c) During 1995, the Company adopted FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," as of January 1, 1995. A charge of $23.7 million was recorded for the reduction of the carrying value of property, plant and equipment at certain mills. During 1996, the Company recorded a charge of $3.1 million arising from the write-down of property, plant and equipment to be disposed of related to the closing of a manufacturing facility in 1996 and a revision in the estimate of fair value of certain property, plant and equipment based on current market conditions related to mill closings in 1995. During 1997, the Company recorded a charge of $5.5 million arising from a revision in the estimated fair value of certain property, plant and equipment held for sale based on current appraisals and other market information related to a mill closing in 1995.
(d) Charges of $4.0 million and $2.6 million were recorded in 1995 and 1997, respectively, for income tax reimburse-ments to be made to certain executives related to the exercise of stock options granted in 1988 and 1989 in connec-tion with the Company's 1988 leveraged buyout.
(e) The Company recorded a one-time charge of $10.2 million in 1994 for transaction expenses related to the Aladdin Merger that were incurred during the first quarter of 1994.
(f) During 1994, the Company reduced income tax expense by $2.0 million to reflect a reduction in its effective tax rate and certain other changes in the Company's federal and state income tax status.
(g) The Board of Directors declared a 3-for-2 stock split on October 23, 1997, which was paid on December 4, 1997 to holders of record on November 4, 1997. Earnings per share and weighted-average common share data have been restated to reflect the split.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  During the three-year period ended December 31, 1997, the Company continued to experience significant growth both internally and through acquisitions. In January 1995, the Company acquired all of the issued and outstanding capital stock of Galaxy for $42.2 million in cash, including acquisition costs. On July 23, 1997, the Company acquired certain assets of Diamond and other assets owned by Diamond's principal shareholders for $36.0 million, including acquisition costs, which consisted of $19.6 million in cash, at closing, $7.0 million in cash over the six-month period following closing and a $9.4 million note payable in seven annual installments of principal plus interest at 6%. Both the Galaxy and the Diamond business combinations were accounted for using the purchase method of accounting.

  These acquisitions have created other opportunities to enhance Mohawk's operations by (i) broadening price points, (ii) increasing vertical integration efforts, (iii) expanding distribution capabilities and (iv) facilitating entry into niche businesses, such as rugs.

  The Company has considered the impact of the year 2000 issues on its computer systems and applications and has developed a remediation plan. The Company believes the plan is sufficient to make its computer systems and applications year 2000 compliant. This will not have a material impact on the operations or the financial condition of the Company.

RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 1997 AS COMPARED WITH YEAR ENDED DECEMBER 31, 1996
--------------------------------------------------------------------------

  Net sales for the year ended December 31, 1997 were $1,901.4 million, reflecting an increase of $122.0 million, or approximately 7%, over the $1,779.4 million reported in the year ended December 31, 1996. All major product categories achieved sales increases in 1997 as compared to 1996. These sales increases were attributable to an improvement in the Company's market share which the Company believes primarily resulted from competitive changes in the retail segment of the industry, strong customer acceptance of new product introductions, expansion of residential warehousing operations, and further refinement of the sales organization to achieve better regional customer focus.

  Quarterly net sales and the percentage changes in net sales by quarter for 1997 versus 1996 were as follows (dollars in thousands):

                       1997         1996      CHANGE
                    -----------   ---------   -------
First Quarter....    $  409,289     380,478      7.6%
Second Quarter...       475,127     470,867      0.9
Third Quarter....       500,818     466,539      7.3
Fourth Quarter...       516,118     461,505     11.8
                     ----------   ---------     ----
  Total Year.....    $1,901,352   1,779,389      6.9%
                     ==========   =========     ====

  Gross profit for 1997 was $436.7 million (23.0% of net sales) and represented an increase over the gross profit of $407.4 million (22.9% of net sales) for 1996. Gross profit dollars for the current year were impacted favorably by manufacturing improvements from restructuring and consolidating the residential operations, higher production levels resulting in better absorption of fixed costs and a reduction in certain raw material prices.

  Selling, general and administrative expenses for 1997 were $287.0 million (15.1% of net sales) compared to $284.2 million (16.0% of net sales) for 1996. Selling, general and administrative expenses as a percentage of net sales decreased primarily due to lower administrative, bad debt and sample expenses.

  During the fourth quarter of 1997, the Company revised its estimate of the fair value of certain property, plant and equipment held for sale. The revision resulted in a $5.5 million write-down to the carrying value of those assets. The revision was based upon current appraisals and other market information. In addition, a $2.6 million charge was recorded for additional income tax reimbursements to be made to certain executives for the exercise of stock options. The income tax reimbursements were recorded in connection with stock options granted in 1988 and 1989 related to the Company's 1988 leveraged buyout. The after-tax effect of these charges was $4.9 million, or $0.09 per diluted share.

  During 1996, the Company recorded nonrecurring charges of (i) $3.1 million which included $0.9 million, primarily to reduce the carrying value of certain assets, related to the decision to close a spinning mill in Belton, South Carolina and $2.2 million primarily arising from a revision in the estimate of the fair value of certain land and buildings that were recently sold and (ii) $0.7 million related to restructuring costs for the Belton spinning mill closing. The after-tax effect of these charges was $2.2 million, or $0.04 per diluted share.

  Interest expense for the current year was $26.5 million compared to $31.5 million in 1996. The primary factor contributing to the decrease was a significant reduction in debt levels.

  In the current year, income tax expense was $44.4 million, or 39.5% of earnings before income taxes. In 1996, income tax expense was $33.7 million, representing 40.7% of earnings before income taxes.

YEAR ENDED DECEMBER 31, 1996 AS COMPARED WITH YEAR ENDED DECEMBER 31, 1995
--------------------------------------------------------------------------

  Net sales for the year ended December 31, 1996 were $1,779.4 million, reflecting an increase of $130.9 million, or approximately 8%, over the $1,648.5 million reported in the year ended December 31, 1995. This sales increase was attributable to an improvement in the Company's market share which the Company believes primarily resulted from competitive changes in the retail segment of the industry, Mohawk's realignment of its residential sales forces under a regional structure, and Mohawk's strong product lines. The Company experienced a significant increase in unit shipments as a result of these factors with average net selling prices remaining flat as compared to 1995.

  Quarterly net sales and the percentage changes in net sales by quarter for 1996 versus 1995 were as follows (dollars in thousands):

                       1996         1995      CHANGE
                    -----------   ---------   -------
First Quarter....    $  380,478     378,761      0.5%
Second Quarter...       470,867     429,241      9.7
Third Quarter....       466,539     425,594      9.6
Fourth Quarter...       461,505     414,921     11.2
                     ----------   ---------     ----
  Total Year.....    $1,779,389   1,648,517      7.9%
                     ==========   =========     ====

  Gross profit for 1996 was $407.4 million (22.9% of net sales) and represented an increase over the gross profit of $366.6 million (22.2% of net sales) for 1995. Gross profit dollars for 1996 were impacted favorably by manufacturing improvements from restructuring and consolidating the residential operations, higher production levels resulting in better absorption of fixed costs, a reduction in certain raw material prices and manufacturing improvements in other divisions. The manufacturing consolidations included the closing of five residential manufacturing facilities during 1995 as well as the realignment of the remaining residential mills to better utilize the strengths of each mill.

  Selling, general and administrative expenses for 1996 were $284.2 million (16.0% of net sales) compared to $282.5 million (17.1% of net sales) for 1995. Selling, general and administrative expenses as a percentage of net sales decreased primarily due to better control of discretionary spending and better leveraging of costs on strong sales growth.

  During 1996, the Company recorded nonrecurring charges of (i) $3.1 million which included $0.9 million, primarily to reduce the carrying value of certain assets, related to the decision to close a spinning mill in Belton, South Carolina and $2.2 million primarily arising from a revision in the estimate of the fair value of certain land and buildings that were sold in 1996 and (ii) $0.7 million related to restructuring costs for the Belton spinning mill closing. The after-tax effect of these charges was $2.2 million, or $0.04 per diluted share.

  The Company recorded restructuring costs of $8.4 million during 1995 related to certain mill closings whose operations were consolidated into other Mohawk facilities. The after-tax effect of these costs was $5.2 million or $0.10 per diluted share.

  During 1995, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (FAS No. 121) as of January 1, 1995. An impairment loss of $23.7 million was recorded for the write-down of property, plant and equipment at certain mills. The after-tax effect of the impairment loss was $14.5 million, or $0.29 per diluted share.

  A one-time charge of $4.0 million was recorded during 1995 for income tax reimbursements to be made to certain executives for the exercise of stock options. The income tax reimbursements were recorded in connection with stock options granted in 1988 and 1989 related to the Company's 1988 leveraged buyout. The agreements allowed the Company to receive an income tax benefit on its tax return for the tax effect of the taxable compensation provided to the individuals upon exercise of these options. Such income tax benefit resulted in a direct increase in stockholders' equity. The after-tax effect of the charge was $2.5 million, or $0.05 per diluted share.

  Interest expense for 1996 was $31.5 million compared to $35.0 million in 1995. The primary factors contributing to the decrease were a reduction in debt levels and lower interest rates on the Company's revolving credit agreement.

  In 1996, income tax expense was $33.7 million, or 40.7% of earnings before income taxes. In 1995, income tax expense was $4.0 million, representing 38.7% of earnings before income taxes. The primary reason for the lower effective tax rate in 1995 was certain nonrecurring deductions that were treated as permanent differences in 1995.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's primary capital requirements are for working capital, capital expenditures and acquisitions. The Company's capital needs are met through a combination of internally-generated funds, bank credit lines and credit terms from suppliers.

  The level of accounts receivable increased from $215.6 million at the beginning of 1997 to $238.6 million at December 31, 1997. The $23.0 million increase is attributable to strong sales growth. Inventories decreased from $302.8 million at the beginning of 1997 to $291.3 million at December 31, 1997, due primarily to better management of inventory levels through improved production processes.

  Capital expenditures totaled $67.7 million during 1997, which includes $36.0 million for the Diamond acquisition. The capital expenditures made during 1997 were incurred primarily to modernize and expand manufacturing facilities and equipment. The Company's capital projects are primarily focused on increasing capacity, improving productivity and reducing costs. Capital expenditures for Mohawk, including the $78.2 million for acquisitions and $21.2 million of equipment used for the extrusion of polypropylene yarn that was acquired in a noncash transaction in 1996, have totaled $212.2 million over the past three years. Capital spending during 1998 is expected to range from $65 million to $70 million, the majority of which will be used to purchase equipment to increase production capacity and productivity.

  On April 15, 1997, the Company amended and restated its revolving credit agreement to provide for an interest rate of either (i) LIBOR plus 0.2% to 0.5%, depending upon the Company's performance measured against specific coverage ratios, or (ii) the prime rate less 1.0%. Additionally, the termination date of the credit agreement was extended to May 15, 2002.

IMPACT OF INFLATION

  Inflation affects the Company's manufacturing costs and operating expenses. The carpet industry has experienced moderate inflation in the prices of raw materials and outside processing for the last three years. The Company has generally passed along nylon fiber price increases to its customers.

SEASONALITY

  The carpet business is seasonal, with the Company's second, third and fourth quarters typically producing higher net sales and operating income. By comparison, results for the first quarter tend to be the weakest. This seasonality is primarily attributable to consumer residential spending patterns and higher installation levels during the spring and summer months.

FORWARD-LOOKING INFORMATION

  Certain of the matters discussed in the preceding pages, particularly regarding anticipating future financial performance, business prospects, growth and operating strategies, proposed acquisitions, new products and similar matters, and those preceded by, followed by or that otherwise include the words "believes," "expects," "anticipates,"

"intends," "estimates," or similar expressions constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended. For those statements, Mohawk claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve a number of risks and uncertainties. The following important factors, in addition to those discussed elsewhere in this document, affect the future results of Mohawk and could cause those results to differ materially from those expressed in the forward-looking statements: materially adverse changes in economic conditions generally in the carpet, rug and floorcovering markets served by Mohawk; competition from other carpet, rug and floorcovering manufacturers, raw material prices, timing and level of capital expenditures, the successful integration of acquisitions including the challenges inherent in diverting Mohawk's management attention and resources from other strategic matters and from operational matters for an extended period of time, the successful introduction of new products, the successful rationalization of existing operations, and other risks identified from time to time in the Company's SEC reports and public announcements.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Independent Auditors' Report.................................................................   16
Consolidated Balance Sheets as of December 31, 1997 and 1996.................................   17
Consolidated Statements of Earnings for the Years ended December 31, 1997, 1996 and 1995.....   18
Consolidated Statements of Stockholders' Equity for the Years ended
     December 31, 1997, 1996 and 1995........................................................   19
Consolidated Statements of Cash Flows for the Years ended December 31, 1997, 1996 and 1995...   20
Notes to Consolidated Financial Statements...................................................   21


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mohawk Industries, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




                                                     KPMG PEAT MARWICK LLP



Atlanta, Georgia
February 6, 1998

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets
                          December 31, 1997 and 1996

                     (In thousands, except per share data)

                                                                                                        1997       1996
                                                                                                     ---------  ---------
                                     ASSETS
Current assets:
       Receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 238,579    215,594
       Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     291,306    302,767
       Prepaid expenses . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . .      15,192     18,298
       Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      28,192     18,186
                                                                                                     ---------  ---------
                      Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .     573,269    554,845
Property, plant and equipment, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     319,818    324,698
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      67,868     74,806
                                                                                                     ---------  ---------
                                                                                                     $ 960,955    954,349
                                                                                                     =========  =========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Current portion of long-term debt and note payable. . . . . . . . . . . . . . . . . . . . .   $  35,959     41,832
       Accounts payable and accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .     227,161    201,315
                                                                                                     ----------  ---------
                      Total current liabilities . . . . . . .. . . . . . . . . . . . . . . . . . .     263,120    243,147
Deferred income taxes . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . .      28,391     27,530
Long-term debt, less current portion . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     257,238    345,748
Other long-term liabilities . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . .       6,291      4,725
                                                                                                     ---------  ---------
                      Total liabilities . . . . . . . . . . .. . . . . . . . . . . . . . . . . . .     555,040    621,150
                                                                                                     ---------  ---------

Stockholders' equity:
       Preferred stock, $.01 par value; 60 shares authorized; no shares issued . . . . . . . . . .           -          -
       Common stock, $.01 par value; 75,000 shares authorized; 52,167 and 51,707
         shares issued in 1997 and 1996, respectively . . . . . . . . . . . . . . . . .. . . . . .         522        517
       Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . ..     136,069    131,388
       Retained earnings . . . . . . . . . . . . . . . . . .  . . . . . . . . . . . . . . . . . ..     269,324    201,294
                                                                                                     ---------  ---------
                       Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . .  405,915    333,199
Commitments and contingencies (Note 10) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
                                                                                                     ---------  ---------
                                                                                                     $ 960,955    954,349
                                                                                                     =========  =========


                   See accompanying notes to consolidated financial statements.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Earnings
                 Years Ended December 31, 1997, 1996 and 1995

                     (In thousands, except per share data)

                                                                       1997          1996         1995
                                                                   ------------    ---------    ---------
Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  1,901,352    1,779,389    1,648,517
Cost of sales . . . . . . . . . . . . . . . . . . . . . . . . .       1,464,697    1,372,022    1,281,887
                                                                   ------------    ---------    ---------
       Gross profit . . . . . . . . . . . . . . . . . . . . . .         436,655      407,367      366,630
Selling, general and administrative expenses  . . . . . . . . .         286,996      284,194      282,451
Restructuring costs . . . . . . . . . . . . . . . . . . . . . .            -             700        8,439
Carrying value reduction of property, plant and
 equipment and other assets . . . . . . . . . . . . . . . . . .           5,500        3,060       23,711
Compensation expense for stock option exercises . . . . . . . .           2,600         -           4,000
                                                                   ------------    ---------    ---------
       Operating income . . . . . . . . . . . . . . . . . . . .         141,559      119,413       48,029
                                                                   ------------    ---------    ---------
Other expense:
   Interest expense . . . . . . . . . . . . . . . . . . . . . .          26,457       31,486       34,998
   Other expense, net . . . . . . . . . . . . . . . . . . . . .           2,656        5,202        2,570
                                                                   ------------    ---------    ---------
                                                                         29,113       36,688       37,568
                                                                   ------------    ---------    ---------
       Earnings before income taxes . . . . . . . . . . . . . .         112,446       82,725       10,461
Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . .          44,416       33,675        4,049
                                                                   ------------    ---------    ---------
       Net earnings . . . . . . . . . . . . . . . . . . . . . .     $    68,030       49,050        6,412
                                                                   ============    =========    ==========


Basic earnings per share  . . . . . . . . . . . . . . . . . . .     $      1.31         0.96         0.13
                                                                    ===========    =========    =========

Weighted-average common shares outstanding .  . . . . . . . . .          51,912       51,260       49,185
                                                                    ===========    =========    =========


Diluted earnings per share  . . . . . . . . . . . . . . . . . .     $      1.30         0.95         0.13
                                                                    ===========    =========   ==========

Weighted-average common and dilutive potential common
 shares outstanding . . . . . . . . . . . . . . . . . . . . . .          52,403       51,849       50,435
                                                                    ===========    =========   ==========

         See accompanying notes to consolidated financial statements.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity
                 Years Ended December 31, 1997, 1996 and 1995

                                (In thousands)


                                                     Common stock    Additional                                Total
                                                   ----------------   paid-in    Retained   Treasury  Stock   stockholders'
                                                   Shares    Amount  capital     earnings   stock     options equity
                                                   -------   ------  -------     --------   ------    ------  --------
Balances at December 31, 1994...................    51,456    $515   118,478      145,832     (164)     (643)  264,018
Stock options exercised.........................       135       1       742            -       49         -       792
Tax benefit from exercise of stock
     options....................................         -       -     3,355            -        -         -     3,355
Amortization of deferred
     compensation...............................         -       -         -            -        -       326       326
Net earnings....................................         -       -         -        6,412        -         -     6,412
                                                    ------    ----   -------      -------     ----      ----  --------
Balances at December 31, 1995...................    51,591     516   122,575      152,244     (115)     (317)  274,903
Stock options exercised.........................       116       1     1,207            -      115         -     1,323
Tax benefit from exercise of stock
     options....................................         -       -     7,606            -        -         -     7,606
Amortization of deferred
     compensation...............................         -       -         -            -        -       317       317
Net earnings....................................         -       -         -       49,050        -         -    49,050
                                                    ------    ----   -------      -------     ----      ----  --------
Balances at December 31, 1996...................    51,707     517   131,388      201,294        -         -   333,199
Stock options exercised.........................       460       5     3,631            -        -         -     3,636
Tax benefit from exercise of stock
     options....................................         -       -     1,050            -        -         -     1,050
Net earnings....................................         -       -         -       68,030        -         -    68,030
                                                    ------    ----   -------      -------     ----      -----  -------
Balances at December 31, 1997...................    52,167    $522   136,069      269,324        -         -   405,915
                                                    ======    ====   =======      =======     ====      =====  =======


         See accompanying notes to consolidated financial statements.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                 Years Ended December 31, 1997, 1996 and 1995

                                (In thousands)

                                                                                              1997     1996       1995
                                                                                            -------  ---------  ---------
Cash flows from operating activities:
     Net earnings........................................................................   $68,030     49,050      6,412
     Adjustments to reconcile net earnings to net cash provided by operating activities:
          Depreciation and amortization..................................................    59,288     55,156     52,560
          Deferred income taxes..........................................................    (6,938)       460    (10,335)
          Provision for doubtful accounts................................................     8,434     13,213      9,649
          Loss on sale of property, plant and equipment..................................       266      1,254        105
          Carrying value reduction of property, plant and equipment and other assets.....     5,500      3,060     23,711
          Compensation expense for stock option exercises................................     2,600         -       4,000
          Changes in assets and liabilities, net of effects of acquisitions:
             Receivables.................................................................   (31,419)   (57,059)    21,091
             Inventories.................................................................    23,434     (3,576)    (5,512)
             Accounts payable and accrued expenses.......................................    31,320      5,327     13,097
             Other assets and prepaid expenses...........................................     3,574     (6,423)    (2,183)
             Other liabilities...........................................................    (2,571)     4,868     (1,678)
                                                                                            -------  ---------  ---------
               Net cash provided by operating activities.................................   161,518     65,330    110,917
                                                                                            -------  ---------  ---------
Cash flows from investing activities:
      Proceeds from sale of property, plant and equipment and other assets...............       983      3,247      6,460
      Additions to property, plant and equipment.........................................   (31,736)   (42,085)   (38,961)
      Acquisitions.......................................................................   (36,000)         -    (42,232)
                                                                                            -------  ---------  ---------
               Net cash used in investing activities.....................................   (66,753)   (38,838)   (74,733)
                                                                                            -------  ---------  ---------
Cash flows from financing activities:
     Net change in revolving line of credit..............................................   (74,000)   (22,903)     2,241
     Payment of note payable.............................................................   (21,200)         -          -
     Payments on term loans..............................................................   (20,337)   (13,754)    (5,081)
     Redemption of Galaxy indebtedness...................................................         -          -    (44,487)
     Proceeds from new loan..............................................................     9,350          -          -
     Proceeds from Industrial Revenue Bonds and other, net of payments...................    11,593          -          -
     Change in outstanding checks in excess of cash......................................    (4,857)       919      6,671
     Common stock transactions...........................................................     4,686      9,246      4,472
                                                                                            -------  ---------  ---------
                Net cash used in financing activities....................................   (94,765)   (26,492)   (36,184)
                                                                                            -------  ---------  ---------
                Net change in cash.......................................................         -          -          -
Cash, beginning of year..................................................................         -          -          -
                                                                                            -------  ---------  ---------
Cash, end of year........................................................................   $     -          -          -
                                                                                            =======  =========  =========


         See accompanying notes to consolidated financial statements.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                       December 31, 1997, 1996 and 1995

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

     (f)  Earnings per Share ("EPS")

          In 1997, the Financial Accounting Standards Board ("FASB") issued FAS No. 128, Earnings per Share, which supersedes APB No. 15, Earnings per Share. This statement, which the Company was required to adopt in the fourth quarter of 1997, requires companies to replace the presentation of primary EPS and fully diluted EPS with basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES stock or resulted in the issuance of common stock that then shared in the earnings of the company. The implementation of FAS No. 128 did not have a material effect on the Company's consolidated financial statements for the periods presented.

          The Company's weighted-average common and dilutive potential common shares outstanding have been adjusted for the 3-for-2 stock split approved by the Board of Directors on October 23, 1997 and paid on December 4, 1997 to holders of record on November 4, 1997. Dilutive common stock options are included in the diluted EPS calculation using the treasury stock method. Dilutive potential common shares outstanding for the fourth quarter of 1995 (1,368 potential shares) are excluded from the diluted EPS computation for 1995 as the effect on loss per share for such quarter would have been antidilutive. Common stock options that were not included in the diluted EPS computation because the options' exercise price was greater than the average market price of the common shares for the periods presented are immaterial.

     (g)  Financial Instruments

          The Company's financial instruments consist primarily of cash, accounts receivable, accounts payable, notes payable and long-term debt. The carrying amount of cash, accounts receivable, accounts payable and notes payable approximates their fair value because of the short-term maturity of such instruments. Interest rates that are currently available to the Company for issuance of long-term debt with similar terms and remaining maturities are used to estimate the fair value of the Company's long-term debt. The estimated fair value of the Company's long-term debt at December 31, 1997 and 1996 was $304,307 and $371,736, compared to a carrying amount of $293,197 and $366,380, respectively.

     (h)  Fiscal Year

          The Company ends its fiscal year on December 31. Each of the first three quarters in the fiscal year ends on the Saturday nearest the calendar quarter end.

     (i)  Goodwill

          Goodwill arises in connection with business combinations accounted for as purchases. Goodwill is amortized on a straight-line basis over 40 years. Amortization charged to earnings was $1,488 in 1997 and $1,481 in 1996 and 1995.

     (j)  Impairment of Long-Lived Assets

          In 1995, the Company adopted FAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, as of January 1, 1995. Under FAS No. 121, the Company evaluates impairment of long-lived assets on a business unit basis, rather than on an aggregate entity basis, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets is based on the fair value of the asset.

     (k)  Effect of Accounting Pronouncement Not Yet Adopted

          In 1997, the FASB issued FAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which supersedes FAS No. 14, Financial Reporting for Segments of a Business Enterprise. This statement, which the Company is required to adopt in fiscal year 1998, requires public companies to report certain financial and descriptive information about their reportable operating segments, including related disclosures about products and services, geographic areas and major customers. The Company does not believe the implementation of FAS No. 131 will have a material effect on its consolidated financial statements.

     (l)  Reclassifications

          Certain prior period financial statement balances have been reclassified to conform with the current period's presentation.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

(2)  Acquisitions

     On January 13, 1995, the Company acquired all of the issued and outstanding capital stock of Galaxy Carpet Mills, Inc. ("Galaxy") for $42,232 in cash, including acquisition costs. Galaxy was a manufacturer and distributor of broadloom carpet, primarily for the residential market. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition. The fair values allocated were $112,583 for the assets acquired and $70,351 for the liabilities assumed. Galaxy's results of operations are included in the Company's 1995 consolidated statement of earnings from the date of acquisition.

     On July 23, 1997, the Company acquired certain assets of Diamond Rug & Carpet Mills, Inc. ("Diamond") and other assets owned by Diamond's principal shareholders for approximately $36,000, including acquisition costs, which consisted of $19,600 in cash, at closing, $7,000 in cash over the six-month period following closing and a $9,350 note payable in seven annual installments of principal plus interest at 6%. The acquisition was accomplished through a plan of reorganization filed by Diamond under Chapter 11 of the United States Bankruptcy Code.

(3)  Receivables

     Receivables are as follows:

                                                                                            1997           1996
                                                                                         ----------     ----------
     Customers, trade.................................................................    $273,636       247,485
       Other..........................................................................         956         2,095
                                                                                          --------       -------
                                                                                           274,592       249,580
     Less allowance for discounts, returns, claims and doubtful accounts..............      36,013        33,986
                                                                                          --------       -------
               Net receivables........................................................    $238,579       215,594
                                                                                          ========       =======

(4)  Inventories

     The components of inventories are as follows:

                                                                                            1997           1996
                                                                                         ----------     ----------
          Finished goods..............................................................    $154,059       150,890
          Work in process.............................................................      44,579        45,485
          Raw materials...............................................................      92,668       106,392
                                                                                          --------       -------
               Total inventories......................................................    $291,306       302,767
                                                                                          ========       =======

(5)  Property, Plant and Equipment

     Following is a summary of property, plant and equipment:

                                                                                            1997           1996
                                                                                         ----------     ----------
     Land                                                                                 $  8,661         7,678
     Buildings and improvements                                                            118,346       118,224
     Machinery and equipment                                                               414,973       370,938
     Furniture and fixtures                                                                 18,590        20,236
     Leasehold improvements                                                                  3,256         2,573
     Construction in progress                                                               16,938        10,312
                                                                                          --------       -------
                                                                                           580,764       529,961
      Less accumulated depreciation and amortization                                       260,946       205,263
                                                                                          --------     ---------
              Net property, plant and equipment                                           $319,818       324,698
                                                                                          ========      ========

      Property, plant and equipment includes capitalized interest of $799, $1,180 and $2,169 in 1997, 1996 and 1995, respectively.

      During 1997, the Company recorded a charge of $5,500 arising from a revision in the estimated fair value of certain property, plant and equipment held for sale based on current appraisals and other market information related to a mill closing in 1995. The after-tax effect of the charge for the year was $3,328, or $0.06 diluted earnings per share.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

      During 1996, the Company recorded a charge of $3,060 arising from (a) the write-down of property, plant and equipment to be disposed of related to the closing of a manufacturing facility in 1996 and (b) a revision in the estimate of fair value of certain property, plant and equipment based on current market conditions related to mill closings in 1995. The after-tax effect of the charge for the year was $1,815, or $0.04 diluted earnings per share.

      In connection with the adoption of FAS No. 121 in 1995, the Company recorded impairment losses of $21,000 for the write-down of property, plant and equipment to be held and used at certain mills and $2,711 for the write-down of property, plant and equipment to be disposed of related to these mill closings. The after-tax effect of these impairment losses for the year was $14,535, or $0.29 diluted earnings per share. The Company primarily used a discounted cash flow analysis to estimate the fair value of these assets.

(6) Other Assets

    The components of other assets are summarized below:

                                                                                                  1997           1996
                                                                                                --------       --------
    Goodwill, net of accumulated amortization of $7,077 and $5,589,
     respectively..........................................................................     $ 52,191         53,679
    Other assets...........................................................................       15,677         21,127
                                                                                                --------       --------
          Total other assets...............................................................     $ 67,868         74,806
                                                                                                ========       ========

(7) Note Payable and Long-Term Debt

    In June 1996, the Company acquired certain equipment, primarily used for the extrusion of polypropylene yarn, valued at $21,200 in exchange for a promissory note due in April 1997. The promissory note paid interest at a variable rate that ranged from 0.25% to 0.875% above LIBOR. The note was paid in full in January 1997.

    On April 15, 1997, the Company amended and restated its credit agreement to provide for an interest rate of either (i) LIBOR plus 0.2% to 0.5%, depending upon the Company's performance measured against certain financial ratios, or
(ii) the prime rate less 1.0%. Additionally, the termination date of the credit agreement was extended to May 15, 2002. At December 31, 1997, the Company had credit availability of $250,000 under its revolving credit line of which $201,200 was unused. The credit agreement contains customary financial and other covenants and restricts cumulative dividend payments to $10,000 as adjusted based on the Company's performance and dividend payments. The Company must pay an annual facility fee ranging from .0015 to .0025 of the total credit commitment, depending upon the Company's performance measured against specific coverage ratios, under the revolving credit line.

    The capital stock of each of the Company's subsidiaries has been pledged as collateral under the credit agreement, the term loans and the senior notes.

    Long-term debt consists of the following:


                                                                                            1997           1996
                                                                                         ---------      ---------
     Revolving line of credit, due May 15, 2002.......................................   $  48,800        122,800
     8.46% senior notes, payable in annual principal installments beginning in 1998, due September 16, 2004, interest
       payable quarterly..............................................................     100,000        100,000
     7.14%-7.23% senior notes, payable in annual principal
       installments beginning in 1997, due September 1, 2005,
       interest payable semiannually..................................................      75,556         85,000
     8.48% term loans, payable in annual principal installments beginning in 1996, due October 26, 2002, interest payable
       quarterly......................................................................      28,571         34,286
     9.5% senior notes, payable in annual principal installments,
       due April 1, 1998, interest payable semiannually...............................       3,750          7,500
     7.58% senior notes, payable in annual principal installments beginning in 1997, due July 30, 2003, interest payable
       semiannually...................................................................       8,571         10,000

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

     6% term note, payable in annual principal and interest
       installments beginning in 1998, due July 23, 2004........................               9,350           -
     Industrial Revenue Bonds and other.........................................              18,599       6,794
                                                                                            --------   ---------
       Total long-term debt.....................................................             293,197     366,380
     Less current portion.......................................................              35,959      20,632
                                                                                            --------   ---------
       Long-term debt, excluding current portion................................            $257,238     345,748
                                                                                            ========   =========

     The aggregate maturities of long-term debt as of December 31, 1997 are as follows:
       1998.....................................................................            $ 35,959
       1999.....................................................................              32,209
       2000.....................................................................              32,209
       2001.....................................................................              32,209
       2002.....................................................................              81,009
       Thereafter...............................................................              79,602
                                                                                           ---------
                                                                                            $293,197
                                                                                           =========

(8) Accounts Payable and Accrued Expenses

       Accounts payable and accrued expenses are as follows:

                                                                                               1997       1996
                                                                                            ---------  ---------
       Outstanding checks in excess of cash.....................................            $ 26,943      31,800
       Accounts payable, trade..................................................             102,621      86,527
       Accrued expenses.........................................................              60,667      49,628
       Accrued compensation.....................................................              36,930      33,360
                                                                                            ---------  ---------
          Total accounts payable and accrued expenses...........................            $227,161     201,315
                                                                                            =========  =========

(9) Stock Options and Stock Compensation

       Under the Company's 1992 and 1993 stock option plans, options may be granted to directors and key employees through 2002 and 2003 to purchase a maximum of 2,250 and 675 shares of common stock, respectively. During 1997, options to purchase 43 and 22 shares, respectively, were granted under these plans. Options granted under each of these plans expire ten years from the date of grant and become exercisable at such dates and at prices as determined by the Compensation Committee of the Company's Board of Directors.

       During 1996, the Company adopted the 1997 Non-Employee Director Stock Compensation Plan. The plan provides for awards of common stock of the Company for non-employee directors to receive in lieu of cash for their annual retainers. During 1997, a total of 5 shares were awarded to the non-employee directors under the plan.

       During 1997, the Board of Directors adopted the 1997 Long-Term Incentive Plan whereby the Company reserved 2,550 shares of common stock for issuance in connection with options and awards. As of December 31, 1997, no options or awards were granted under the plan.

       Additional information relating to the Company's stock option plans follows:

                                                                                    1997       1996        1995
                                                                                   ------     -------    --------
     Options outstanding at beginning of year......................                2,142       3,839       4,838
     Options granted...............................................                   65         621         155
     Options exercised.............................................                 (460)     (2,069)       (951)
     Options canceled..............................................                 (179)       (249)       (203)
                                                                                   ------     -------    --------
     Options outstanding at end of year............................                1,568       2,142       3,839
                                                                                   ======     =======    ========
     Options exercisable at end of year............................                  742         655       2,367
                                                                                   ======     =======    ========


                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

     Option prices per share:

     Options granted during the year . . . . . . . . . . . . . . .      $5.67 - 19.38        9.94 - 11.33         9.33 - 12.17
                                                                        =============        ============         ============
     Options exercised during the year . . . . . . . . . . . . . .      $ .02 - 19.17         .01 - 14.50           .01 - 6.67
                                                                        =============        ============         ============
     Options canceled during the year . . . . . . . . . . . . . . .     $5.67 - 19.17        5.67 - 19.17         5.67 - 19.17
                                                                        =============        ============         ============
     Options outstanding at end of year . . . . . . . . . . . . . .     $5.61 - 19.38         .03 - 19.17          .01 - 19.17
                                                                        =============        ============         ============

       Charges of $2,600 and $4,000 were recorded in the fourth quarter of 1997 and 1995, respectively, for income tax reimbursements to be made to certain executives for the exercise of stock options. The income tax reimbursements were recorded in connection with stock options granted in 1988 and 1989 related to the Company's 1988 leveraged buyout. The agreements allowed the Company to receive an income tax benefit on its tax return for the tax effect of the taxable compensation provided to the individuals upon the exercise of these options. Such income tax benefit resulted in a direct increase in stockholders' equity of $7,606 in 1996 primarily from the exercise of these options.

          In 1995, the FASB issued FAS No. 123, Accounting for Stock-Based Compensation, which establishes a new method of accounting for stock-based compensation arrangements with an entity's employees. The new method is a fair value based method rather than the intrinsic value based method prescribed by APB No. 25, Accounting for Stock Issued to Employees. FAS No. 123 allows entities to retain the current approach set forth in APB No. 25 for recognizing stock-based compensation expense in the basic financial statements. Entities electing to apply the provisions of APB No. 25 are required to make pro forma disclosures of net earnings and earnings per share as if the fair value based method had been used. The Company continues to apply the provisions of APB No. 25 for purposes of measuring compensation cost in adopting FAS No. 123. The disclosure requirements of FAS No. 123 were effective for 1996 and 1997, but the effect of the pro forma disclosures on the Company's results of operations for the years presented is immaterial.

(10) Employee Benefit Plans

          The Company has a 401(k) retirement savings plan (the "Plan") open to substantially all of its employees who have completed one year of eligible service. The Company contributes $0.50 for every $1.00 of employee contributions up to a maximum of 4% of the employee's salary. Employee and employer contributions to the Plan were $9,334 and $3,075 in 1997, $6,499 and $2,132 in 1996 and $7,105 and $2,245 in 1995, respectively.

          A portion of the employees who were not eligible to participate in the Plan participated in a defined contribution profit sharing plan through June 1997. After June 1997, the employee balances in the profit sharing plan were rolled over into the 401(k) retirement savings plan. Contributions were discretionary and the Company expensed $991, $2,130 and $1,875 for the years ended December 31, 1997, 1996 and 1995, respectively.

(11) Restructuring Costs

          During the fourth quarter of 1996, the Company decided to close a spinning mill in Belton, South Carolina, the operations of which are being consolidated into other Mohawk facilities. For the year ended December 31, 1996, the Company recorded restructuring costs of $700 related to employee termination benefits, environmental clean-up and other costs associated with the mill closing. The after-tax effect of the restructuring costs for the year was $415, or $0.01 diluted earnings per share. Additionally, in 1996 the Company made payments of $1,125 and reclassed $5,266 to other liability or reserve accounts in connection with mill closings in 1996 and prior years.

          During 1995, the Company closed five residential manufacturing facilities, the operations of which are being consolidated into other Mohawk facilities. During the year ended December 31, 1995, the Company recorded restructuring costs of $8,439 related to employee termination benefits, environmental clean-up and other costs associated with the mill closings. The amount of termination benefits accrued and charged to expense was $2,250 for the year ended December 31, 1995. The benefits accrued were for 945 employees, who were principally involved in manufacturing operations. The amount of actual termination benefits paid and charged against the liability as of December 31, 1995 was $2,186, covering approximately 930 employees. The after-tax effect of the restructuring costs for the year was $5,173, or $0.10 diluted earnings per share. Additionally, in 1995 the Company made payments of $2,308 and reclassed $7,372 to other liability or reserve accounts in connection with mill closings in 1995 and prior years.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

(12) Income Taxes

          Income tax expense attributable to earnings before income taxes for the years ended December 31, 1997, 1996 and 1995 consists of the following:

                                                                       Current   Deferred    Total
                                                                      --------   --------    -------
          1997:
                  U.S. federal.....................................   $ 42,848    (5,298)     37,550
                  State and local..................................      8,506    (1,640)      6,866
                                                                      --------   --------    -------
                                                                      $ 51,354    (6,938)     44,416
                                                                      ========    =======    =======
          1996:
                  U.S. federal.....................................   $ 31,113    (1,142)     29,971
                  State and local..................................      2,102     1,602       3,704
                                                                      --------   --------    -------
                                                                      $ 33,215       460      33,675
                                                                      ========    =======    =======
          1995:
                  U.S. federal.....................................   $ 11,422    (8,311)      3,111
                  State and local..................................      2,962    (2,024)        938
                                                                      --------   -------     -------
                                                                      $ 14,384   (10,335)      4,049
                                                                      ========   =======     =======

         Income tax expense attributable to earnings before income taxes differs from the amounts computed by applying the U.S. federal income tax rate of 35% to earnings before income taxes as follows:

                                                                       1997        1996        1995
                                                                     --------    --------   ---------
          Computed "expected" tax expense..........................  $ 39,356      28,954       3,661
          State and local income taxes, net of federal
            income tax benefit.....................................     4,463       1,868         610
          Stock offering...........................................         -                    (987)
          Amortization of goodwill.................................       472         519         524
          Other, net...............................................       125       2,334         241
                                                                     --------    --------    --------
                                                                     $ 44,416      33,675       4,049
                                                                     ========     =======    ========

          The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are presented below:

                                                                                    1997        1996
                                                                                  --------   ---------
          Deferred tax assets:
                 Accounts receivable..........................................    $ 15,643      11,789
                 Accrued expenses.............................................      12,795       7,885
                 Purchased net operating loss carryforwards...................       3,968       5,712
                 Other........................................................         726       1,315
                                                                                  --------   ---------
                         Gross deferred tax assets............................      33,132      26,701
                                                                                  --------   ---------
          Deferred tax liabilities:
                 Plant and equipment..........................................     (28,468)    (28,963)
                 Inventories..................................................        (363)     (2,224)
                 Other........................................................      (4,500)     (4,858)
                                                                                  --------   ---------
                         Gross deferred tax liabilities.......................     (33,331)    (36,045)
                                                                                  --------   ---------
                         Net deferred tax liability...........................    $   (199)     (9,344)
                                                                                  ========    ========

          At December 31, 1997, as a result of the Galaxy acquisition, the Company had net operating loss carryforwards for income tax purposes of $10,046. These net operating loss carryforwards are available to offset future taxable income, if any, and expire in 2009. Utilization of the net operating loss carryforwards is subject to certain limitations under the Internal Revenue Code.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

(13)  Commitments and Contingencies

   The Company is obligated under various operating leases for office and manufacturing space, machinery and equipment.

   Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) at December 31, 1997 are:

     Years Ending
     December 31,
     1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 18,939
     1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        13,069
     2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        11,674
     2001 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         7,909
     2002 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         5,200
     Thereafter . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         5,450
   Total minimum lease payments . . . . .  . . . . .. . . . . . . . . . . . . . . . . . . . . . . . .      $ 62,241
                                                                                                           ========

   Rental expense under operating leases was $19,823, $17,240 and $18,249 in 1997, 1996 and 1995, respectively.

   In June 1994, the Company and several other carpet manufacturers received subpoenas to produce documents from a grand jury of the United States District Court in Atlanta. The subpoenas were requested by the Antitrust Division of the U.S. Department of Justice in connection with an investigation of the industry. In October 1997, the Company was notified by the U.S. Department of Justice that such investigation by the grand jury has been closed.

   In December 1995, the Company and four other carpet manufacturers were added as defendants in a purported class action lawsuit, In re Carpet Antitrust Litigation, pending in the United States District Court for the Northern District of Georgia, Rome Division. The amended complaint alleges price fixing regarding polypropylene products in violation of Section One of the Sherman Act. In September 1997, the Court determined that the plaintiffs met their burden of establishing the requirements for class certification and granted the plaintiffs' motion to certify the class. The Company is a party to two consolidated lawsuits captioned Gaehwiler v. Sunrise Carpet Industries, Inc. et. al. and Patco Enterprises, Inc. v. Sunrise Carpet Industries, Inc. et. al.; both of which were filed in the Superior Court of the State of California, City and County of San Francisco in 1996. Both complaints were brought on behalf of a purported class of indirect purchasers of carpet in the State of California and seek damages for alleged violations of California antitrust and unfair competition laws. The Company believes both of these lawsuits are without merit and intends to vigorously defend against them. The complaints filed do not specify any amount of damages but do request for any unlawful conduct to be enjoined and treble damages plus reimbursement for fees and costs.

(14) Consolidated Statements of Cash Flows Information

     Supplemental disclosures of cash flow information are as follows:

                                                                           1997                   1996                  1995
                                                                        -----------            ----------            ----------
     Net cash paid during the year for:
         Interest . . . . . . . . . . . . . . . . . . . . . .           $   27,639                 32,268                36,309
                                                                        ===========            ==========            ==========
         Income taxes . . . . . . . . . . . . . . . . . . . .           $   51,412                 23,049                 3,058
                                                                        ===========            ==========            ==========


                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

(15) Quarterly Financial Data (Unaudited)

     The supplemental quarterly financial data are as follows:

                                                                   Quarters Ended
                                           -------------------------------------------------------------
                                            March 29,         June 28,          Sept. 27,       Dec. 31,
                                              1997             1997               1997            1997
                                           --------           -------            -------         -------
Net sales..........................        $409,289           475,127            500,818         516,118
Gross profit.......................          89,747           111,008            116,480         119,420
Net earnings.......................           8,547            19,307             20,853          19,323
Basic earnings per share...........            0.17              0.37               0.40            0.37
Diluted earnings per share.........            0.16              0.37               0.40            0.37

                                                                    Quarters Ended
                                          -------------------------------------------------------------
                                            March 30,         June 29,          Sept. 28,       Dec. 31,
                                              1996             1996               1996            1996
                                           --------           -------            -------         -------
Net sales..........................        $380,478           470,867            466,539         461,505
Gross profit.......................          82,424           112,580            104,290         108,073
Net earnings.......................           5,338            16,395             14,800          12,517
Basic earnings per share...........            0.11              0.32               0.29            0.24
Diluted earnings per share.........            0.10              0.32               0.28            0.24

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this item is incorporated by reference to information contained in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders under the following headings: "Election of Directors-- Director, Director Nominee and Executive Officer Information"; "--Nominees for Director"; "--Continuing Directors"; and "--Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this item is incorporated by reference to information contained in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders under the following headings: "Executive Compensation and Other Information--Summary of Cash and Certain Other Compensation"; "-- Option Grants"; "--Option Exercises and Holdings"; "--Pension Plans"; "-- Employment and Consulting Contracts"; and "Election of Directors--Meetings and Committees of the Board of Directors."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item is incorporated by reference to information contained in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders under the following heading: "Executive Compensation and Other Information--Principal Stockholders of the Company."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item is incorporated by reference to information contained in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders under the following heading: "Executive Compensation and Other Information--Certain Relationships and Related Transactions."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) 1. CONSOLIDATED FINANCIAL STATEMENTS

  The Consolidated Financial Statements of Mohawk Industries, Inc. and subsidiaries listed in Item 8 of Part II are incorporated by reference into this item.

  2. CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

    Schedule I-Condensed Financial Information of Registrant..........42
    Schedule II-Consolidated Valuation and Qualifying Accounts........45

  Schedules not listed above have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

  3. EXHIBITS

  The exhibit number for the exhibit as originally filed is included in parentheses at the end of the description.

  MOHAWK
  EXHIBIT
  NUMBER                                DESCRIPTION
  ------                                -----------

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

  *3.1     Restated Certificate of Incorporation of Mohawk.

  *3.2     Amended and Restated Bylaws of Mohawk.

  *4.1     See Article 4 of the Restated Certificate of Incorporation of Mohawk.
             (Incorporated herein by reference to Exhibit 3.1 in Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

  *4.2     See Articles 2, 6, and 9 of the Amended and Restated Bylaws of
             Mohawk. (Incorporated herein by reference to Exhibit 3.2 in Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

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

  *10.28   Third Amended and Restated Credit Agreement dated as of April 15,
             1997 among Mohawk Aladdin Manufacturing Corporation, Wachovia Bank of Georgia, N.A. and First Union National Bank of Georgia. (Incorporated herein by reference to Exhibit 10 of Mohawk's Quarterly Report on Form 10-Q for the quarter ended March 29, 1997.)

  *10.29   First Amendatory Agreement dated as of June 23, 1995 to the Second
             Amended and Restated Credit Agreement dated as of January 13, 1995 among Mohawk Carpet Corporation, Mohawk, Wachovia Bank of Georgia, N.A. and First Union National Bank of Georgia. (Incorporated herein by reference to Exhibit 10.1 of Mohawk's Quarterly Report on Form 10-Q for the quarter ended July 1, 1995.)

  *10.30   Second Amendatory Agreement and Waiver dated as of July 19, 1995 to the Second Amended and Restated Credit Agreement dated as of January 13, 1995 among Mohawk Carpet Corporation, Mohawk, Wachovia Bank of Georgia, N.A. and First Union National Bank of Georgia. (Incorporated herein by reference to Exhibit 10.1 of Mohawk's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.)

  *10.31   Third Amendatory Agreement dated as of September 28, 1995 to the
             Second Amended and Restated Credit Agreement dated as of January 13, 1995 among Mohawk Manufacturing Corporation (f/k/a Mohawk Carpet Corporation), Mohawk, Wachovia Bank of Georgia, N.A. and First Union National Bank of Georgia. (Incorporated herein by reference to Exhibit 10.2 of Mohawk's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.)

  *10.32   Fourth Amendatory Agreement dated as of December 22, 1995 to the
             Second Amended and Restated Credit Agreement dated as of January 13, 1995 among Mohawk Manufacturing Corporation (f/k/a Mohawk Carpet Corporation), Mohawk, Wachovia Bank of Georgia, N.A. and First Union National Bank of Georgia. (Incorporated herein by reference to Exhibit 10.31 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

  *10.33   Fifth Amendatory Agreement dated as of December 31, 1995 to the
             Second Amended and Restated Credit Agreement dated as of January 13, 1995 among Mohawk Manufacturing Corporation (f/k/a Mohawk Carpet Corporation), Mohawk, Wachovia Bank of Georgia, N.A. and First Union National Bank of Georgia. (Incorporated herein by reference to Exhibit 10.32 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

  *10.34   Sixth Amendatory Agreement dated as of December 31, 1996 to the
             Second Amended and Restated Credit Agreement dated as of January 13, 1995 among Aladdin Manufacturing Corporation (f/k/a Mohawk Manufacturing Corporation and prior to that known as Mohawk Carpet Corporation), Mohawk, Wachovia Bank of Georgia, N.A. and First Union National Bank of Georgia.

  *10.35   Note Purchase Agreement dated as of August 15, 1993 for 9.5% Senior
             Notes due April 1, 1998 among Mohawk Carpet, Mohawk, Horizon, American Rug Craftsmen, Burton Carpets & Rugs, Inc. and The Harbinger Company, Inc., and Alexander Hamilton Life Insurance Company of America, Connecticut Mutual Life Insurance Company, The Franklin Life Insurance Company and Principal Mutual Life Insurance Company. (Incorporated herein by reference to Exhibit 10.5 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

  *10.36   First Amendment and Waiver Agreement dated as of February 25, 1994 of the Note Purchase Agreement dated as of August 15, 1993 for 9.5% Senior Notes due April 1, 1998 among Mohawk Carpet, Mohawk, American Rug Craftsmen, Inc., Burton Carpets & Rugs, Inc., Aladdin, Mohawk Marketing, Inc., Alexander Hamilton Life Insurance Company of America, Connecticut Mutual Life Insurance Company, Principal Mutual Life Insurance Company and The Franklin Life Insurance Company. (Incorporated herein by reference to Exhibit 10.6 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

  *10.37   Second and Third Amendment Agreements dated as of September 16, 1994 of the Note PurchaseAgreement dated as of August 15, 1993 for 9.5% Senior Notes due April 1, 1998 among the Company, Mohawk Carpet Corporation, American Rug Craftsmen, Aladdin, Mohawk Marketing, Inc., Alexander Hamilton Life Insurance Company of America, Connecticut Mutual Life Insurance Company, The Franklin Life Insurance Company and Principal Mutual Life Insurance Company. (Incorporated herein by reference to Exhibit 10.3 of Mohawk's Quarterly Report on Form 10-Q for the quarter ended October 1, 1994.)

  *10.38   Fourth Amendment and Waiver Agreement dated as of July 19, 1995 of the Note Purchase Agreement dated as of August 15, 1993 for 9.5% Senior Notes due April 1, 1998 among Mohawk Carpet Corporation, Mohawk, Aladdin Mills, Inc., Mohawk Marketing, Inc., Galaxy Carpet Mills, Inc., Mohawk Mills, Inc., Mohawk Manufacturing Corporation, Alexander Hamilton Life Insurance Company of America, Connecticut Mutual Life Insurance Company, The Franklin Life Insurance Company and Principal Mutual Life Insurance Company. (Incorporated herein by reference to Exhibit 10.3 of Mohawk's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.)

  *10.39   Fifth Amendment Agreement dated as of September 29, 1995 of the Note
             Purchase Agreement dated as of August 15, 1993 for 9.5% Senior Notes due April 1, 1998 among Mohawk Manufacturing Corporation (f/k/a Mohawk Carpet Corporation), Mohawk, Aladdin Mills, Inc., Mohawk Marketing, Inc., Galaxy Carpet Mills, Inc., Mohawk Mills, Inc., Mohawk Carpet Corporation, Alexander

             Hamilton Life Insurance Company of America, Connecticut Mutual Life Insurance Company, American General Life Insurance Company and Principal Mutual Life Insurance Company. (Incorporated herein by reference to Exhibit 10.7 of Mohawk's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.)

  *10.40   Sixth Amendment Agreements dated as of March 12, 1996 of the Note
             Purchase Agreement dated as of August 15, 1993 for 9.5% Senior Notes due April 1, 1998 among the Company, Mohawk Manufacturing Corporation (f/k/a Mohawk Carpet Corporation), Aladdin, Mohawk Marketing, Inc., Galaxy Carpet Mills, Inc., Mohawk Mills, Inc., Mohawk Carpet Corporation, Alexander Hamilton Life Insurance Company of America, Connecticut Mutual Life Insurance Company, The Franklin Life Insurance Company and Principal Mutual Life Insurance Company. (Incorporated herein by reference to Exhibit 10.38 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

  *10.41   Note Purchase Agreement dated as of August 15, 1993 for $85 million of Senior Notes due September 1, 2005 among Mohawk Carpet, Mohawk, Horizon, American Rug Craftsmen, Burton Carpets & Rugs, Inc. and The Harbinger Company, Inc., and John Hancock Mutual Life Insurance Company, John Hancock Variable Life Insurance Company, John Hancock Life Insurance Company of America, Principal Mutual Life Insurance Company, Principal National Life Insurance Company, UNUM Life Insurance Company of America and The Franklin Life Insurance Company. (Incorporated herein by reference to Exhibit 10.7 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

  *10.42   First Amendment and Waiver Agreement dated as of February 25, 1994 of the Note Purchase Agreement dated as of August 15, 1993 for $85 million Senior Notes due September 1, 2005 among Mohawk Carpet, Mohawk, American Rug Craftsmen, Inc., Burton Carpets & Rugs, Inc., Aladdin, Mohawk Marketing, Inc., John Hancock Mutual Life Insurance Company, John Hancock Variable Life Insurance Company, John Hancock Life Insurance Company of America, Principal Mutual Life Insurance Company, Principal National Life Insurance Company, UNUM Life Insurance Company and The Franklin Life Insurance Company. (Incorporated herein by reference to Exhibit 10.8 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

  *10.43   Second and Third Amendment Agreements dated as of September 16, 1994 of the Note PurchaseAgreement dated as of August 15, 1993 for $85 million Senior Notes due September 1, 2005 among the Company, Mohawk Carpet Corporation, American Rug Craftsmen, Aladdin, Mohawk Marketing, Inc., John Hancock Mutual Life Insurance Company, John Hancock Variable Life Insurance Company, John Hancock Life Insurance Company of America, Principal Mutual Life Insurance Company, Principal National Life Insurance Company, UNUM Life Insurance Company and The Franklin Life Insurance Company. (Incorporated herein by reference to Exhibit 10.4 of Mohawk's Quarterly Report on Form 10-Q for the quarter ended October 1, 1994.)

  *10.44   Fourth Amendment and Waiver Agreement dated as of July 19, 1995 of the Note Purchase Agreement dated as of August 15, 1993 for $85 million of Senior Notes due September 1, 2005 among Mohawk Carpet Corporation, Mohawk, Aladdin Mills, Inc., Mohawk Marketing, Inc., Galaxy Carpet Mills, Inc., Mohawk Mills, Inc., Mohawk Manufacturing Corporation, John Hancock Mutual Life Insurance Company, John Hancock Variable Life Insurance Company, John Hancock Life Insurance Company of America, Principal Mutual Life Insurance Company, UNUM Life Insurance Company of America and The Franklin Life Insurance Company. (Incorporated herein by reference to Exhibit 10.4 of Mohawk's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.)

  *10.45   Fifth Amendment Agreement dated as of September 29, 1995 of the Note
             Purchase Agreement dated as of August 15, 1993 for $85 million of Senior Notes due September 1, 2005 among Mohawk

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

  *10.46   Sixth Amendment Agreement dated as of March 12, 1996 of the Note
             PurchaseAgreement dated as of August 15, 1993 for $85 million Senior Notes due September 1, 2005 among the Company, Mohawk Manufacturing Corporation (f/k/a Mohawk Carpet Corporation), Aladdin, Mohawk Marketing, Inc.,Galaxy Carpet Mills, Inc., Mohawk Mills, Inc., Mohawk Carpet Corporation, John Hancock Mutual Life Insurance Company, John Hancock Variable Life Insurance Company, John Hancock Life Insurance Company of America, Principal Mutual Life Insurance Company, Principal National Life Insurance Company, UNUM Life Insurance Company and The Franklin Life Insurance Company. (Incorporated herein by reference to Exhibit 10.44 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

  *10.47   Note Purchase Agreement dated as of September 16, 1994 for $100 million of Senior Notes due September 16, 2004 among the Company, Mohawk Carpet Corporation, American Rug Craftsmen, Aladdin, Mohawk Marketing, Inc., The Prudential Insurance Company of America, Principal Mutual Life Insurance Company, John Hancock Mutual Life Insurance Company, Connecticut Mutual Life Insurance Company, Alexander Hamilton Life Insurance Company of America and The Franklin Life Insurance Company. (Incorporated herein by reference to Exhibit 4.1 of Mohawk's Quarterly Report on Form 10-Q for the quarter ended October 1, 1994.)

  *10.48   Letter dated as of July 19, 1995 of the First Modification to the
             Note Purchase Agreement dated as of September 16, 1994 for $100 million of Senior Notes due September 16, 2004 among Mohawk, Mohawk Carpet Corporation, The Prudential Insurance Company of America, Principal Mutual Life Insurance Company, John Hancock Mutual Life Insurance Company, Connecticut Mutual Life Insurance Company, Alexander Hamilton Life Insurance Company of America and The Franklin Life Insurance Company. (Incorporated herein by reference to Exhibit 10.5 of Mohawk's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.)

  *10.49   Letter dated as of September 29, 1995 of the Second Modification to the Note Purchase Agreement dated as of September 16, 1994 for $100 million of Senior Notes due September 16, 2004 among Mohawk, Mohawk Manufacturing Corporation (f/k/a Mohawk Carpet Corporation), The Prudential Insurance Company of America, Principal Mutual Life Insurance Company, John Hancock Mutual Life Insurance Company, Connecticut Mutual Life Insurance Company, Alexander Hamilton Life Insurance Company of America and American General Insurance Company. (Incorporated herein by reference to Exhibit 10.9 of Mohawk's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.)

  *10.50   Letter dated as of March 12, 1996 of the Third Modification to the
             Note Purchase Agreement dated as of September 16, 1994 for $100 million of Senior Notes due September 16, 2004 among Mohawk, Mohawk Manufacturing Corporation (f/k/a Mohawk Carpet Corporation), The Prudential Insurance Company of America, Principal Mutual Life Insurance Company, John Hancock Mutual Life Insurance Company, Connecticut Mutual Life Insurance Company, Alexander Hamilton Life Insurance Company of America and American General Insurance Company. (Incorporated herein by reference to Exhibit 10.48 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

  *10.51   Second Amended and Restated Intercreditor Agreement among the
             Collateral Agent, First UnionNational Bank of Georgia, Wachovia Bank of Georgia, N.A., The Prudential Insurance Company of America, John Hancock Mutual Life Insurance Company, John Hancock Variable Life Insurance Company, John Hancock Life Insurance Company of America, Principal Mutual Life InsuranceCompany, Principal National Life Insurance Company, UNUM Life Insurance Company, The Franklin Life Insurance Company, Alexander Hamilton Life Insurance Company of America and Connecticut Mutual Life Insurance Company, and the related Amended and Restated Security Agreements dated as of September 16, 1994 between the Collateral Agent for the benefit of the parties to that Intercreditor Agreement and the Company and Mohawk Carpet Corporation. (Incorporated herein by reference to Exhibit 10.5 of Mohawk's Quarterly Report on Form 10-Q for the quarter ended October 1, 1994.)

  *10.52   Registration Rights Agreement by and among Mohawk, Citicorp
             Investments, Inc., ML-Lee Acquisition Fund, L.P. and Certain Management Investors. (Incorporated herein by reference to Exhibit
             10.14 of Mohawk's Registration Statement on Form S-1, Registration No. 33-45418.)

  *10.53   Voting Agreement, Consent of Stockholders and Amendment to 1992
             Registration Rights Agreement dated December 3, 1993 by and among Aladdin, Mohawk, Citicorp Investments, Inc., ML-Lee Acquisition Fund, L.P., David L. Kolb, Donald G. Mercer, Frank A. Procopio and John D. Swift. (Incorporated herein by reference to Exhibit 10(b) of Mohawk's Registration Statement on Form S-4, Registration No. 33-74220.)

  *10.54   Registration Rights Agreement by and among Mohawk and the former shareholders of Aladdin. (Incorporated herein by reference to Exhibit 10.32 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

  *10.55   Waiver Agreement between Alan S. Lorberbaum and Mohawk dated as of
             March 23, 1994 to the Registration Rights Agreement dated as of February 25, 1994 between Mohawk and those other persons who are signatories thereto. (Incorporated herein by reference to Exhibit
             10.3 of Mohawk's Quarterly Report on Form 10-Q for the quarter ended July 2, 1994.)

Exhibits Related to Executive Compensation Plans, Contracts and other
Arrangements:

  *10.56   Mohawk Carpet Corporation Retirement Savings Plan, as amended.
             (Incorporated herein by reference to Exhibit 10.1 of Mohawk's Registration Statement on Form S-1, Registration No. 33-45418.)

  *10.57   Mohawk Carpet Corporation Supplemental Executive Retirement Plan, as
             amended. (Incorporated herein by reference to Exhibit 10.2 of Mohawk's Registration Statement on Form S-1, Registration No. 33-45418.)

  *10.58   Mohawk Industries, Inc. Employee Stock Purchase Plan together with forms of related Management Investment Agreement, Non-Qualified Stock Option Agreement, and amendments thereto. (Incorporated herein by reference to Exhibit 10.3 of Mohawk's Registration Statement on Form S-1, Registration No. 33-45418.)

  *10.59   Stock Purchase Agreement dated as of December 30, 1988 between Mohawk and Mohasco as supplemented by Supplement to Stock Purchase Agreement dated December 30, 1988. (Incorporated herein by reference to Exhibit 10.4 of Mohawk's Registration Statement on Form S-1, Registration No. 33-45418.)

  *10.60   Securities Purchase and Holders Agreement dated as of December 31,
             1988, as amended and restated March 30, 1989, together with amendments thereto and forms of related Non-Qualified Stock Option

             Agreement and amendments thereto. (Incorporated herein by reference to Exhibit 10.5 of Mohawk's Registration Statement on Form S-1, Registration No. 33-45418.)

  *10.61   Investment Agreement dated as of March 31, 1989 among Mohawk, Mohawk
             Carpet, Citicorp Capital Investors Ltd., Citicorp Venture Capital Ltd. and ML-Lee Acquisition Fund, L.P. (Incorporated herein by reference to Exhibit 10.6 of Mohawk's Registration Statement on Form S-1, Registration No. 33-45418.)

  *10.62   Equity Securities Agreement dated March 31, 1989 among Mohawk, ML-Lee
             Acquisition Fund, L.P. and Citicorp Venture Capital Ltd. (Incorporated herein by reference to Exhibit 10.7 of Mohawk's Registration Statement on Form S-1, Registration No. 33-45418.)

  *10.63   Securities Holders Agreement among Mohawk and Certain Management
             Investors dated as of March 6, 1992. (Incorporated herein by reference to Exhibit 10.40 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

  *10.64   Mohawk Industries, Inc. 1992 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.8 of Mohawk's Registration Statement on Form S-1, Registration No. 33-45418.)

  *10.65   Amendment dated July 22, 1993 to the Mohawk Industries, Inc. 1992
             Stock Option Plan. (Incorporated herein by reference to Exhibit
             10.2 in Mohawk's quarterly report on Form 10-Q for the quarter ended July 3, 1993.)

  *10.66   Mohawk Industries, Inc. 1992 Mohawk-Horizon Stock Option Plan.
             (Incorporated herein by reference to Exhibit 10.15 of Mohawk's Registration Statement on Form S-1, Registration Number 33-53932.)

  *10.67   Amendment dated July 22, 1993 to the Mohawk Industries, Inc. 1992
             Mohawk-Horizon Stock Option Plan. (Incorporated herein by reference to Exhibit 10.1 of Mohawk's quarterly report on Form 10-Q for the quarter ended July 3, 1993.)

  *10.68   Mohawk Industries, Inc. 1993 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.39 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.)

  *10.69   Form of Promissory Note between Mohawk and each of the following;
             David L. Kolb, John D. Swift and Frank A. Procopio. (Incorporated herein by reference to Exhibit 10.75 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

  *10.70   The Mohawk Industries, Inc. Executive Deferred Compensation Plan.
             (Incorporated herein by reference to Exhibit 10.65 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

  *10.71   The Mohawk Industries, Inc. Management Deferred Compensation Plan.
             (Incorporated herein by reference to Exhibit 10.66 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

  *10.72   1997 Non-Employee Director Stock Compensation Plan.

  *10.73   1997 Long-Term Incentive Plan.

   10.74   Amendment No. 1 to 1997 Non-Employee Director Stock Compensation
             Plan.

   11      Statement re: Computation of Per Share Earnings.

   21      Subsidiaries of the Registrant.

   23.1    Independent Auditors' Consent - KPMG Peat Marwick LLP.

   27  Financial Data Schedule.
________
  *  Indicates exhibit incorporated by reference.


  (b) REPORTS ON FORM 8-K.

  1.   Current Report on Form 8-K dated October 23, 1997.
  2.   Current Report on Form 8-K dated February 5, 1998.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                    Mohawk Industries, Inc.

Dated: March 14, 1998
                                 By:         /s/  David L. Kolb
                                      ------------------------------------------
                                                  David L. Kolb,
                                      Chairman of the Board and Chief Executive
                                                     Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


Dated: March 14, 1998                        /s/  David L. Kolb
                                 -----------------------------------------------
                                                  David L. Kolb,
                                    Chairman of the Board and Chief Executive
                                                    Officer
                                          (principal executive officer)



Dated: March 14, 1998                        /s/  John D. Swift
                                 -----------------------------------------------
                                                  John D. Swift,
                                 Chief Financial Officer, Vice President-Finance
                                             and Assistant Secretary
                                   (principal financial and accounting officer)



Dated: March 14, 1998                        /s/  Leo Benatar
                                 -----------------------------------------------
                                                  Leo Benatar,
                                                    Director


Dated: March 14, 1998                        /s/  Bruce C. Bruckmann
                                 -----------------------------------------------
                                                  Bruce C. Bruckmann,
                                                     Director


Dated: March 14, 1998                        /s/ Alan S. Lorberbaum
                                 -----------------------------------------------
                                                 Alan S. Lorberbaum,
                                                      Director


Dated: March 14, 1998                        /s/ Jeffrey S. Lorberbaum
                                 -----------------------------------------------
                                                 Jeffrey S. Lorberbaum,
                                                       Director


Dated: March 14, 1998                        /s/ Larry W. McCurdy
                                 -----------------------------------------------
                                                 Larry W. McCurdy,
                                                    Director


Dated: March 14, 1998                        /s/ Robert N. Pokelwaldt
                                 -----------------------------------------------
                                                 Robert N. Pokelwaldt,
                                                      Director

                                                                      SCHEDULE I

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
                 Condensed Financial Information Of Registrant
                            Mohawk Industries, Inc.

                                Balance Sheets

                          December 31, 1997 and 1996

                     (In thousands, except per share data)

                                   ASSETS                                            1997      1996
                                                                                 ---------    -------
Current assets - intercompany receivable. . . . . . . . . . . . . . . . . . .    $  38,765     34,079
Investment in subsidiaries. . . . . . . . . . . . . . . . . . . . . . . . . .      367,150    299,120
                                                                                 ---------    -------
                                                                                 $ 405,915    333,199
                                                                                 =========    =======
                              STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value; 60 shares authorized; no shares issued . . .    $       -          -
Common stock, $.01 par value; 75,000 shares authorized; 52,167 and 51,707
   shares issued in 1997 and 1996, respectively . . . . . . . . . . . . . . .          522        517
Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . . .      136,069    131,388
Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      269,324    201,294
                                                                                 ---------    -------
                                                                                 $ 405,915    333,199
                                                                                 =========    =======

                                                                  SCHEDULE I
                                                                  (continued)


                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
                 Condensed Financial Information Of Registrant
                            Mohawk Industries, Inc.

                            Statements of Earnings

                 Years Ended December 31, 1997, 1996 and 1995

                                (In thousands)

                                                                1997     1996     1995
                                                              --------  -------  -------
Equity in earnings of subsidiaries........................    $ 68,030   49,050    6,412
                                                              --------  -------  -------
       Net earnings.......................................    $ 68,030   49,050    6,412
                                                               =======   ======   ======

                                                                     SCHEDULE I
                                                                     (continued)



                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
                 Condensed Financial Information Of Registrant
                            Mohawk Industries, Inc.

                           Statements of Cash Flows

                 Years Ended December 31, 1997, 1996 and 1995

                                (In thousands)

                                                                       1997       1996      1995
                                                                      ------     ------    ------
Cash flows from operating activities:
       Net earnings.............................................     $ 68,030    49,050     6,412
       Adjustments to reconcile net earnings to net cash used in
         operating activities:
             Equity in earnings of subsidiaries.................      (68,030)   (49,050)  (6,412)
             Increase in intercompany receivable................       (4,686)    (9,246)  (4,473)
                                                                     --------    -------   ------
             Net cash used in operating activities..............       (4,686)    (9,246)  (4,473)
                                                                     --------    -------   ------
Cash flows from financing activities:
       Stock options exercised..................................        3,636      1,323      792
       Tax benefit from exercise of stock options...............        1,050      7,606    3,355
       Other....................................................          -          317      326
                                                                     --------    -------   ------
             Net cash provided by financing activities..........        4,686      9,246    4,473
                                                                     --------    -------   ------
                   Net change in cash...........................          -          -        -
Cash, beginning of year.........................................          -          -        -
                                                                     --------    -------   ------
Cash, end of year...............................................     $    -          -        -
                                                                     ========    =======   ======

                                                                     SCHEDULE II

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

                Consolidated Valuation and Qualifying Accounts

                 Years Ended December 31, 1997, 1996 and 1995

                                (In thousands)


                                                                      Additions
                                                                 ----------------------
                                                    Balance at   Charged to  Charged to                  Balance
                                                    beginning    costs and   other                       at end
   Description                                      of year      expenses    accounts(1)  Deductions(2)  of year
   -----------                                      ---------    ---------   ----------   -------------  -------
Year ended December 31, 1995:
     Allowance for doubtful accounts - trade . .    $  7,606       9,649        3,196        2,495        17,956
     Provision for cash discounts . . . . . . . .      4,001      48,304          442       48,250         4,497
     Provision for claims and allowances . . . .      11,009      95,498        1,953       98,768         9,692
                                                    --------    --------      -------     --------       -------
          Total  . . . . . . . . . . . . . . . .    $ 22,616     153,451        5,591      149,513        32,145
                                                    ========    ========      =======     ========       =======

Year ended December 31, 1996:
     Allowance for doubtful accounts - trade . .    $ 17,956      13,213          -         15,466        15,703
     Provision for cash discounts . . . . . . . .      4,497      48,577          -         48,146         4,928
     Provision for claims and allowances . . . .       9,692     109,399          -        105,736        13,355
                                                    --------    --------      -------     --------       -------
          Total  . . . . . . . . . . . . . . . .    $ 32,145     171,189          -        169,348        33,986
                                                    ========    ========      =======     ========       =======

Year ended December 31, 1997:
     Allowance for doubtful accounts - trade . .    $ 15,703       8,434          -          7,069        17,068
     Provision for cash discounts . . . . . . . .      4,928      51,023          -         49,443         6,508
     Provision for claims and allowances . . . .      13,355     119,232          -        120,150        12,437
                                                    --------    --------      -------     --------       -------
          Total  . . . . . . . . . . . . . . . .    $ 33,986     178,689          -        176,662        36,013
                                                    ========    ========      =======     ========       =======

_______________
(1) Purchase price allocated to valuation accounts in connection with acquisitions.

(2) Represents charge offs, net of recoveries, to the reserves.

                                 EXHIBIT INDEX

    MOHAWK
    EXHIBIT
    NUMBER                                DESCRIPTION
    ------                                -----------

   10.74  Amendment No. 1 to 1997 Non-Employee Director Stock Compensation Plan.

   11     Statement re: Computation of Per Share Earnings.

   21     Subsidiaries of the Registrant.

   23.1   Independent Auditors' Consent - KPMG Peat Marwick LLP.

   27     Financial Data Schedule.