Form 10-Q
period 1998-03-28
MOHAWK INDUSTRIES INC
filed 1998-05-01
CIK 851968

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

[Mark One]
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended March 28, 1998

                                   OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from __________ to __________

                              Commission File Number:  01-19826


                            MOHAWK INDUSTRIES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           Delaware                                            52-1604305
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)


Post Office Box 12069, 160 South Industrial Boulevard,            30703
Calhoun, Georgia
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)


         REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:   (706) 629-7721



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                       Yes   x       No
                                                           ------       ------


The number of shares outstanding of the issuer's classes of capital stock as of April 27, 1998, the latest practicable date, is as follows: 52,321,459 shares of Common Stock, $.01 par value.

                            MOHAWK INDUSTRIES, INC.

                                     INDEX


                                                                Page No.
                                                                --------
Part I.  Financial Information:

         Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets -
                  March 28, 1998 and December 31, 1997               3

            Condensed Consolidated Statements of Earnings -
                  Three months ended March 28, 1998 and
                  March 29, 1997                                     5

            Condensed Consolidated Statements of Cash Flows -
                  Three months ended March 28, 1998 and
                  March 29, 1997                                     6

            Notes to Condensed Consolidated Financial
                  Statements                                         7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations      9

         Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk                                 10

Part II. Other Information                                          10

                        PART I.  FINANCIAL INFORMATION

                         ITEM I.  FINANCIAL STATEMENTS

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                (In thousands)
                                  (Unaudited)

                                          March 28, 1998     December 31, 1997
                                          --------------     -----------------
Current assets:

    Receivables                              $  268,160            238,579

    Inventories                                 316,688            291,306

    Prepaid expenses                              9,198             15,192

    Deferred income taxes                        27,670             28,192
                                             ----------            -------

        Total current assets                    621,716            573,269
                                             ----------            -------


Property, plant and equipment, at cost          591,329            580,764
Less accumulated depreciation and
        amortization                            276,484            260,946
                                             ----------            -------

        Net property, plant and equipment       314,845            319,818
                                             ----------            -------


Other assets                                     67,398             67,868
                                             ----------            -------

        Total assets                         $1,003,959            960,955
                                             ==========            =======

    See accompanying notes to condensed consolidated financial statements.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS, CONTINUED

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     (In thousands, except per share data)
                                  (Unaudited)


                                          March 28, 1998      December 31, 1997
                                         ------------------   -----------------
Current liabilities:

 Current portion of long-term debt        $          35,959              35,959
 Accounts payable and accrued expenses              266,050             227,161
                                         ------------------     ---------------
    Total current liabilities                       302,009             263,120


Deferred income taxes                                28,391              28,391
Long-term debt                                      245,234             257,238
Other long-term liabilities                           5,849               6,291
                                         ------------------     ---------------
    Total liabilities                               581,483             555,040
                                         ------------------     ---------------

Stockholders' equity:
 Preferred stock, $.01 par value;
   60 shares authorized;
   no shares issued
 Common stock, $.01 par value;
   75,000 shares authorized;
   52,293 and 52,167 shares issued
   in 1998 and 1997, respectively                       523                 522
 Additional paid-in capital                         137,892             136,069
 Retained earnings                                  284,061             269,324
                                         ------------------     ---------------
     Total stockholders' equity                     422,476             405,915
                                         ------------------     ---------------

     Total liabilities and
        stockholders' equity              $       1,003,959             960,955
                                         ==================     ===============
















    See accompanying notes to condensed consolidated financial statements.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                     (In thousands, except per share data)
                                  (Unaudited)


                                         Three Months Ended
                                 -----------------------------------
                                  March 28, 1998     March 29, 1997
                                 ----------------   ----------------

Net sales                        $        459,755            409,289

Cost of sales                             354,850            319,542
                                 ----------------    ---------------
   Gross profit                           104,905             89,747

Selling, general and
 administrative expenses                   74,819             67,839
                                 ----------------   ----------------
   Operating income                        30,086             21,908
                                 ----------------   ----------------
Other expense:
   Interest expense                         5,632              7,396
   Other expense, net                          96                387
                                 ----------------    ---------------
                                            5,728              7,783
                                 ----------------    ---------------
   Earnings before income taxes            24,358             14,125

Income taxes                                9,621              5,578
                                 ----------------    ---------------

   Net earnings                  $         14,737              8,547
                                 ================    ===============


Basic earnings per share         $           0.28               0.17
                                 ================    ===============

Weighted-average common
  shares outstanding                       52,216             51,779
                                 ================    ===============

Diluted earnings per share       $           0.28               0.16
                                 ================    ===============

Weighted-average common and
  dilutive potential common
  shares outstanding                       52,927             52,314
                                 ================    ===============

    See accompanying notes to condensed consolidated financial statements.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)


                                                 Three Months Ended
                                        ----------------------------------------
                                         March 28, 1998           March 29, 1997
                                        ---------------           --------------

Cash flows from operating activities:
 Net earnings                           $        14,737                   8,547
 Adjustments to reconcile net earnings
    to net cash provided by operating
    activities:
  Depreciation and amortization                  15,998                  15,074
  Provision for doubtful accounts                 2,185                   1,613
  Changes in operating assets and
    liabilities:
   Receivables                                  (31,766)                 (7,785)
   Inventories                                  (25,382)                (36,233)
   Accounts payable and accrued
    expenses                                     38,775                  32,531
   Other assets and prepaid expenses              6,535                   2,927
   Other liabilities                               (442)                   (175)
                                         ----------------          -------------
     Net cash provided by operating
        activities                               20,640                  16,499
                                         ----------------          -------------
Cash flows used in investing activities:
 Additions to property, plant and
    equipment, net                              (10,574)                 (6,846)
                                         ----------------          -------------

Cash flows from financing activities:
 Net change in revolving line of credit         (12,245)                 25,133
 Payment of note payable                              -                 (21,200)
 Proceeds from IRBs and other                       241                       -
 Change in outstanding checks in
    excess of cash                                  114                 (14,087)
 Common stock transactions                        1,824                     501
      Net cash used in financing          ---------------           ------------
            activities                          (10,066)                 (9,653)
                                          ---------------           ------------

      Net change in cash                              -                       -
Cash, beginning of year                               -                       -
                                          ---------------           ------------

Cash, end of period                       $           -                       -
                                          ===============           ------------
Net cash paid during the
    period for:
 Interest                                 $       7,411                   8,704
                                          ===============           ============

 Income taxes                             $       4,825                   5,770
                                          ===============           ============




See accompanying notes to condensed consolidated financial statements.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (In thousands)
                                  (Unaudited)

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1997 Annual Report filed on Form 10-K, as filed with the Securities and Exchange Commission, which includes consolidated financial statements for the fiscal year ended December 31, 1997.

The Company's basic earnings per share are computed by dividing net earnings by the weighted-average common shares outstanding, and diluted earnings per share are computed by dividing net earnings by the weighted-average common and dilutive potential common shares outstanding. Dilutive common stock options are included in the diluted earnings per share calculation using the treasury stock method. The weighted-average common and dilutive potential common shares outstanding have been adjusted for the 3-for-2 stock split approved by the Board of Directors on October 23, 1997 and paid on December 4, 1997 to holders of record on November 4, 1997.

Certain prior year financial statement balances have been reclassified to conform with the current year's presentation.


2.   Receivables

     Receivables are as follows:
                                         March 28, 1998      December 31, 1997
                                       ------------------   -------------------

     Customers, trade                  $         303,943                273,636
     Other                                         3,404                    956
                                       -----------------     ------------------

                                                 307,347                274,592
     Less allowance for discounts,
         returns, claims  and
         doubtful accounts                        39,187                 36,013
                                       -----------------     ------------------

      Net receivables                  $         268,160                238,579
                                       =================     ==================


3.   Inventories

     The components of inventories
       are as follows:                   March 28, 1998       December 31, 1997
                                       -----------------     ------------------

       Finished goods                  $         167,071                154,059
       Work in process                            50,777                 44,579
       Raw materials                              98,840                 92,668
                                       -----------------     ------------------

       Total inventories               $         316,688                291,306
                                       =================     ==================

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                (In thousands)
                                  (Unaudited)

4.  Other assets

    Other assets are as follows:
                                                    March 28, 1998          December 31, 1997
                                                  ------------------     --------------------

    Goodwill, net of accumulated amortization of
    $7,449 and $7,077, respectively                 $         51,819                   52,191

    Other assets                                              15,579                   15,677
                                                   ------------------     -------------------

         Total other assets                         $         67,398                   67,868
                                                    =================     ===================


5.   Accounts payable and accrued expenses

     Accounts payable and accrued expenses are as follows:

                                                       March 28, 1998        December 31, 1997
                                                     ------------------     -------------------
        Outstanding checks in excess of cash          $          27,057                  26,943
        Accounts payable, trade                                 125,627                 102,621
        Accrued expenses                                         73,868                  60,667
        Accrued compensation                                     39,498                  36,930
                                                      ------------------     ------------------
        Total accounts payable and accrued expenses   $         266,050                 227,161
                                                      ==================      =================









                                       8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Quarter Ended March 28, 1998 As Compared With Quarter Ended March 29, 1997
--------------------------------------------------------------------------

  Net sales for the quarter ended March 28, 1998 were $459.8 million, which represented an increase of 12.3% from the $409.3 million reported for the first quarter of 1997. The first quarter 1998 net sales comparison to the first quarter of 1997 was favorably affected by incremental sales from the acquisition of certain assets of Diamond Rug & Carpet Mills, Inc. Additionally, the sales increase was partially attributable to a gain in market share which the Company believes resulted from continued strong support of its independent dealer base and strong overall acceptance of Mohawk products.

  Gross profit for the first quarter of the current year was $104.9 million (22.8% of net sales). In the first quarter of 1997, gross profit was $89.7 million (21.9% of net sales). The stronger gross profit percentage in 1998 is the result of manufacturing improvements from restructuring and improved product mix.

  Selling, general and administrative expenses for the current quarter were $74.8 million (16.3% of net sales) compared to $67.8 million (16.6% of net sales) for the prior year's first period.

  Interest expense for the current period was $5.6 million compared to $7.4 million in the first quarter of 1997. The primary factor for the decrease was a reduction in debt levels in the first quarter of 1998 as compared to the first quarter of 1997.

  In the current period, income tax expense was $9.6 million, compared to $5.6 million in the first quarter of 1997, or 39.5% of earnings before income taxes for both periods.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's primary capital requirements are for working capital, capital expenditures and acquisitions. The Company's capital needs are met through a combination of internally-generated funds, bank credit lines and credit terms from suppliers.

  The level of accounts receivable increased from $238.6 million at the beginning of 1998 to $268.2 million at March 28, 1998. The $29.6 million increase resulted primarily from seasonally higher sales volume in the first quarter as compared to December. Inventories rose from $291.3 million at the beginning of 1998 to $316.7 million at March 28, 1998, due to requirements to meet seasonal customer demand.

  Capital expenditures totaled $10.6 million in the first quarter of 1998 and were incurred primarily to modernize and expand manufacturing facilities and equipment. The Company's capital projects are primarily focused on increasing capacity, improving productivity and reducing costs. Capital spending for the remainder of 1998 is expected to range from $54.0 million to $59.0 million, the majority of which will be used to increase capacity and productivity.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Not applicable.



                          PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

  The Company is involved in routine litigation from time to time in the regular course of its business. Except as noted below, there are no material legal proceedings pending or known to be threatened against the Company or any of its property.

  In December 1995, the Company and four other carpet manufacturers were added as defendants in a purported class action lawsuit, In re Carpet Antitrust Litigation, pending in the United States District Court for the Northern District of Georgia, Rome Division. The amended complaint alleges price fixing regarding polypropylene products in violation of Section One of the Sherman Act. In September 1997, the Court determined that the plaintiffs met their burden of establishing the requirements for class certification and granted the plaintiffs' motion to certify class action. The Company is a party to two consolidated lawsuits captioned Gaehwiler v. Sunrise Carpet Industries, Inc. et. al. and Patco Enterprises, Inc. v. Sunrise Carpet Industries, Inc. et. al.; both of which were filed in the Superior Court of the State of California, City and County of San Francisco in early 1996. Both complaints were brought on behalf of a purported class of indirect purchasers of carpet in the State of California and seek damages for alleged violations of California antitrust and unfair competition laws. The Company believes both of these lawsuits are without merit and intends to vigorously defend against them. The complaints filed do not specify any amount of damages, but do request for any unlawful conduct to be enjoined and treble damages plus reimbursement for fees and costs.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

  None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

Item 5.  OTHER INFORMATION

  None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (A)    EXHIBITS

  No.                                  DESCRIPTION
  ---   ------------------------------------------------------------------------
  11     Statement re:  Computation of Per Share Earnings

  27     Financial Data Schedule

  (B)    REPORTS ON FORM 8-K

  None.

                                   SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                MOHAWK INDUSTRIES, INC.



Dated: April 29, 1998           By: /s/ David L. Kolb
                                ________________________________________________
                                DAVID L. KOLB, Chairman of the Board and Chief
                                Executive Officer (principal executive
                                officer)



Dated: April 29, 1998           By: /s/ John D. Swift
                                ________________________________________________
                                JOHN D. SWIFT, Chief Financial Officer,
                                Vice President-Finance and Assistant Secretary
                                (principal financial and accounting officer)

                                   EXHIBIT INDEX


NO.                                DESCRIPTION
---    ----------------------------------------------------------------------
11     Statement re:  Computation of Per Share Earnings

27     Financial Data Schedule