Form 10-K405/A
period 1997-12-31
MOHAWK INDUSTRIES INC
filed 1998-06-19
CIK 851968

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A
                                Amendment No. 1
[Mark One]
[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

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

P.O. Box 12069, 160 South Industrial Blvd.,
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                              Yes   X           No ______
                                                  ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the
Form 10-K.       X
              ------

The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant (22,048,255 shares) on June 11, 1998 was $705,544,160. The aggregate market value was computed by reference to the closing price of the Common Stock on such date as reported on the New York Stock Exchange Composite Tape.

Number of shares of Common Stock outstanding as of June 11, 1998: 52,343,257 shares of Common Stock, $.01 par value.

Exhibit Index starts on sequentially numbered page 4.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Mohawk Industries, Inc.
                                            Registrant

Date   June 19, 1998            By:    /s/ David L. Kolb
     -----------------               -----------------------
                                            David L. Kolb
                                            Chairman and Chief Executive Officer

Item 14.   Exhibits, Financial Statement Schedules and Reports of Form 8-K

           (a) 3.  Exhibits

           EXHIBIT 23.3(A)   Independent Auditors' Consent
           ---------------

           EXHIBIT 23.3(B)   Independent Auditors' Consent
           ---------------

           EXHIBIT 27        Restated Financial Data Schedules for the Years
           ----------        ended December 31, 1996 and 1995

           EXHIBIT 99.1      Mohawk Carpet Corporation Retirement Savings Plan
           ------------

                                 Independent Auditors' Report

                                 Statements of Net Assets Available for Plan
                                       Benefits as of December 31, 1997 and 1996

                                 Statement of Changes in Net Assets Available
                                       for Plan Benefits for the Year ended
                                       December 31, 1997

                                 Notes to Financial Statements

                                 Item 27a - Schedule of Assets Held for
                                       Investment Purposes as of December 31,
                                       1997

                                 Item 27d - Schedule of Reportable Transactions
                                       for the Year ended December 31, 1997

          EXHIBIT 99.2       Aladdin Retirement Savings Plan
          ------------
                                 Independent Auditors' Report

                                 Statement of Net Assets Available for Plan
                                       Benefits as of December 31, 1997

                                 Statement of Changes in Net Assets Available
                                       for Plan Benefits For the Six Months
                                       ended December 31, 1997

                                 Notes to Financial Statements

                                 Item 27a - Schedule of Assets Held for
                                       Investment Purposes as of December 31,
                                       1997

                                 Item 27d - Schedule of Reportable Transactions
                                       for the Six Months ended December 31,
                                       1997

                                 EXHIBIT INDEX


     EXHIBIT
     NUMBER              DESCRIPTION
     ------              -----------------------------------------------------


     EXHIBIT 23.3(A)     Independent Auditors' Consent
     ----------------

     EXHIBIT 23.3(B)     Independent Auditors' Consent
     ---------------

     EXHIBIT 27          Restated Financial Data Schedules for the Years
     ----------          ended December 31, 1996 and 1995

     EXHIBIT 99.1        Mohawk Carpet Corporation Retirement Savings Plan
     -------------
                              Independent Auditors' Report

                              Statements of Net Assets Available for Plan
                                       Benefits as of December 31, 1997 and 1996

                              Statement of Changes in Net Assets
                                       Available for Plan Benefits for the
                                       Year ended December 31, 1997

                              Notes to Financial Statements

                              Item 27a - Schedule of Assets Held for Investment
                                       Purposes as of December 31, 1997

                              Item 27d - Schedule of Reportable Transactions for
                                       the Year ended December 31, 1997

     EXHIBIT 99.2        Aladdin Retirement Savings Plan
     ------------
                              Independent Auditors' Report

                              Statement of Net Assets Available for Plan
                                       Benefits as of December 31, 1997

                              Statement of Changes in Net Assets Available for
                                       Plan Benefits For the Six Months ended
                                       December 31, 1997

                              Notes to Financial Statements

                              Item 27a - Schedule of Assets Held for Investment
                                       Purposes as of December 31, 1997

                              Item 27d - Schedule of Reportable Transactions for
                                       the Six Months ended December 31,1997