Form 10-Q
period 1998-06-27
MOHAWK INDUSTRIES INC
filed 1998-07-24
CIK 851968

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[Mark One]
[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 27, 1998

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

The number of shares outstanding of the issuer's classes of capital stock as of July 23, 1998, the latest practicable date, is as follows: 52,374,694 shares of Common Stock, $.01 par value.

                            MOHAWK INDUSTRIES, INC.

                                     INDEX

                                                                        Page No.
                                                                        -------
Part I.  Financial Information:

         Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets -
            June 27, 1998 and December 31, 1997                             3

           Condensed Consolidated Statements of Earnings -
            Three months ended June 27, 1998 and June 28, 1997              5
            Six months ended June 27, 1998 and June 28, 1997                6

           Condensed Consolidated Statements of Cash Flows -
            Six months ended June 27, 1998 and June 28, 1997                7

           Notes to Condensed Consolidated Financial Statements             8

         Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations           10

         Item 3.  Quantitative and Qualitative Disclosure About
                   Market Risks                                            11

Part II. Other Information                                                 12

                        PART I.  FINANCIAL INFORMATION

                         ITEM I.  FINANCIAL STATEMENTS

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                (In thousands)
                                  (Unaudited)


                                           JUNE 27, 1998     DECEMBER 31, 1997
                                           -------------     -----------------
Current assets:

    Receivables                              $  276,133            238,579

    Inventories                                 329,162            291,306

    Prepaid expenses                              4,886             15,192

    Deferred income taxes                        27,670             28,192
                                             ----------           --------

        Total current assets                    637,851            573,269
                                             ----------           --------


Property, plant and equipment, at cost          606,042            580,764
Less accumulated depreciation and
      amortization                              290,117            260,946
                                             ----------           --------

        Net property, plant and equipment       315,925            319,818
                                             ----------           --------


Other assets                                     67,378             67,868
                                             ----------           --------

        Total assets                         $1,021,154            960,955
                                             ==========            =======




    See accompanying notes to condensed consolidated financial statements.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS, CONTINUED

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     (In thousands, except per share data)
                                  (Unaudited)

                                                           JUNE 27, 1988             DECEMBER 31, 1997
                                                           -------------           --------------------
Current liabilities:

    Current portion of long-term debt                       $   32,209                     35,959
    Accounts payable and accrued expenses                      284,202                    227,161
                                                            ----------                    -------
        Total current liabilities                              316,411                    263,120


Deferred income taxes                                           28,391                     28,391
Long-term debt                                                 216,806                    257,238
Other long-term liabilities                                      5,488                      6,291
                                                            ----------                    -------
        Total liabilities                                      567,096                    555,040
                                                            ----------                    -------

Stockholders' equity:
    Preferred stock, $.01 par value; 60 shares
      authorized; no shares issued                                   -                          -
    Common stock, $.01 par value; 150,000 shares
      authorized; 52,351 and 52,167 shares issued
      in 1998 and 1997, respectively                               524                        522
    Additional paid-in capital                                 138,848                    136,069
    Retained earnings                                          314,686                    269,324
                                                            ----------                    -------
           Total stockholders' equity                          454,058                    405,915
                                                            ----------                    -------

           Total liabilities and stockholders' equity       $1,021,154                    960,955
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

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                             THREE MONTHS ENDED
                                                   ---------------------------------------
                                                   JUNE 27, 1998             JUNE 28, 1997
                                                   -------------             -------------
Net sales                                           $   546,411                    475,127

Cost of sales                                           404,734                    364,119
                                                    -----------               ------------
        Gross profit                                    141,677                    111,008

Selling, general and administrative expenses             84,609                     70,648
                                                    -----------               ------------
        Operating income                                 57,068                     40,360
                                                    -----------               ------------

Other expense:
   Interest expense                                       5,684                      7,458
   Other expense, net                                       763                        998
                                                    -----------               ------------
                                                          6,447                      8,456
                                                    -----------               ------------

        Earnings before income taxes                     50,621                     31,904

Income taxes                                             19,996                     12,597
                                                    -----------               ------------

        Net earnings                                $    30,625                     19,307
                                                    ===========               ============


Basic earnings per share                            $      0.59                       0.37
                                                    ===========               ============

Weighted-average common shares outstanding               52,327                     51,807
                                                    ===========               ============


Diluted earnings per share                          $      0.58                       0.37
                                                    ===========               ============

Weighted-average common and dilutive potential
   common shares outstanding                             53,124                     52,178
                                                    ===========               ============

    See accompanying notes to condensed consolidated financial statements.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                        SIX MONTHS ENDED
                                               -----------------------------------
                                                 JUNE 27, 1998       JUNE 28, 1997
                                               ----------------      -------------

Net sales                                         $1,006,166              884,416

Cost of sales                                        759,584              683,661
                                                  ----------         ------------
        Gross profit                                 246,582              200,755

Selling, general and administrative expenses         159,428              138,487
                                                  ----------         ------------
        Operating income                              87,154               62,268
                                                  ----------         ------------
Other expense:
   Interest expense                                   11,316               14,854
   Other expense, net                                    859                1,385
                                                  ----------         ------------
                                                      12,175               16,239
                                                  ----------         ------------

        Earnings before income taxes                  74,979               46,029

Income taxes                                          29,617               18,175
                                                  ----------         ------------

        Net earnings                              $   45,362               27,854
                                                  ==========         ============

Basic earnings per share                          $     0.87                 0.54
                                                  ==========         ============

Weighted-average common shares outstanding            52,272               51,792
                                                  ==========         ============


Diluted earnings per share                        $     0.86                 0.53
                                                  ==========         ============

Weighted-average common and dilutive potential
   common shares outstanding                          53,026               52,245
                                                  ==========         ============


    See accompanying notes to condensed consolidated financial statements.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                            SIX MONTHS ENDED
                                                       ----------------------------
                                                       JUNE 27, 1998  JUNE 28,1997
                                                       ------------- --------------
Cash flows from operating activities:
  Net earnings                                           $ 45,362           27,854
  Adjustments to reconcile net earnings to net cash
     provided by operating activities:
      Depreciation and amortization                        32,717           29,993
      Provision for doubtful accounts                       5,383            3,659
      Changes in operating assets and liabilities:
          Receivables                                     (42,937)         (22,609)
          Inventories                                     (37,856)         (23,304)
          Accounts payable and accrued expenses            54,117           30,129
          Other assets and prepaid expenses                10,416            5,462
          Other liabilities                                  (803)          (2,380)
                                                         --------          -------
             Net cash provided by operating activities     66,399           48,804
                                                         --------          -------

Cash flows used in investing activities:
  Additions to property, plant and equipment, net         (27,922)         (12,533)
                                                         --------          -------

Cash flows from financing activities:
  Net change in revolving line of credit                  (45,720)          (6,292)
  Payment of note payable                                                  (21,200)
  Payment on term loan                                     (3,750)          (3,750)
  Proceeds from IRBs and other, net of payments             5,288            3,694
  Change in outstanding checks in excess of cash            2,924           (9,556)
  Common stock transactions                                 2,781              833
                                                         --------          -------
             Net cash used in financing activities        (38,477)         (36,271)
                                                         --------          -------

             Net change in cash                                 -                -
Cash, beginning of year                                         -                -
                                                         --------          -------

Cash, end of period                                      $      -                -
                                                         ========          =======

Net cash paid during the period for:
  Interest                                               $ 10,989           14,695
                                                         ========          =======

  Income taxes                                           $ 23,217           20,124
                                                         ========          =======

    See accompanying notes to condensed consolidated financial statements.


                                       7

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

2.   Receivables

      Receivables are as follows:

                                                   JUNE 27, 1998    DECEMBER 31, 1997
                                                   -------------    -----------------

      Customers, trade                                $315,258            273,636
      Other                                              1,783                956
                                                      --------            -------

                                                       317,041            274,592
      Less allowance for discounts, returns, claims
                  and doubtful accounts                 40,908             36,013
                                                      --------            -------

        Net receivables                               $276,133            238,579
                                                      ========            =======


3.   Inventories

      The components of inventories are as follows:

                                                   JUNE 27, 1998    DECEMBER 31, 1997
                                                   -------------    -----------------

        Finished goods                                $175,365            154,059
        Work in process                                 52,272             44,579
        Raw materials                                  101,525             92,668
                                                      --------            -------

        Total inventories                             $329,162            291,306
                                                      ========            =======

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                (In thousands)
                                  (Unaudited)


4.  Other assets

     Other assets are as follows:

                                                                JUNE 27, 1998    DECEMBER 31, 1997
                                                                -------------    -----------------
     Goodwill, net of accumulated amortization of
       $7,821 and $7,077, respectively                           $     51,447             52,191

     Other assets                                                      15,931             15,677
                                                                 ------------      -------------

        Total other assets                                       $     67,378             67,868
                                                                 ============      =============


5.  Accounts payable and accrued expenses

    Accounts payable and accrued expenses are as follows:

                                                                JUNE 27, 1998    DECEMBER 31, 1997
                                                                -------------    -----------------
     Outstanding checks in excess of cash                        $     29,867             26,943
     Accounts payable, trade                                          129,773            102,621
     Accrued expenses                                                  90,053             60,667
     Accrued compensation                                              34,509             36,930
                                                                 ------------      -------------

        Total accounts payable and accrued expenses              $    284,202            227,161
                                                                 ============      =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Quarter Ended June 27, 1998 As Compared With Quarter Ended June 28, 1997
------------------------------------------------------------------------

  Net sales for the quarter ended June 27, 1998 were $546.4 million, which represented an increase of 15% from the $475.1 million reported for the second quarter of 1997. The Company believes the second quarter 1998 net sales increase was attributable to favorable industry conditions and a gain in market share resulting from continued emphasis on supporting its dealers and strong acceptance of new products. Additionally, much of the sales increase can be attributed to responsive customer service, leadership in product quality and competitive pricing of products.

  Gross profit for the second quarter of the current year was $141.7 million (25.9% of net sales). In the second quarter of 1997, gross profit was $111.0 million (23.4% of net sales). Much of the increase in gross profit can be attributed to favorable product mix, improved productivity, lower material costs and better leveraging of expenses with higher sales volume. Many of these improvements are primarily attributable to restructuring improvements the Company has made since 1996.

  Selling, general and administrative expenses for the current quarter were $84.6 million (15.5% of net sales) compared to $70.6 million (14.9% of net sales) for the prior year's second period. The increase was primarily due to higher sales volume in 1998.

  Interest expense for the current period was $5.7 million compared to $7.5 million in the second quarter of 1997. The primary factor for the decrease was a reduction in debt levels in the second quarter of 1998 as compared to the second quarter of 1997.

  In the current period, income tax expense was $20.0 million, compared to $12.6 million in the second quarter of 1997, or 39.5% of earnings before income taxes for both periods.

Six Months Ended June 27, 1998 As Compared With Six Months Ended June 28, 1997
------------------------------------------------------------------------------

  Net sales for the first six months ended June 27, 1998 were $1,006.2 million, which represented an increase of 14% from the $884.4 million reported for the first six months of 1997. This sales increase was attributable to favorable industry conditions and a gain in market share resulting from continued emphasis on supporting its dealers and strong acceptance of new products. Additionally, much of the sales increase can be attributed to responsive customer service, leadership in product quality and competitive pricing of products.

  Gross profit for the first six months of the current year was $246.6 million (24.5% of net sales). In the first six months of 1997, gross profit was $200.8
million (22.7% of net sales).   Much of the increase in gross profit can be
attributed to favorable product mix, improved productivity, lower material costs and better leveraging of expenses with higher sales volume. Many of these improvements are primarily attributable to restructuring improvements the Company has made since 1996.

  Selling, general and administrative expenses for the current period were $159.4 million (15.8% of net sales) compared to $138.5 million (15.7% of net sales) for the prior year's first six months.

  Interest expense for the first six months of 1998 was $11.3 million compared to $14.9 million in the first six months of 1997. The primary factor for the decrease was a reduction in debt levels in the first half of 1998 compared to the first half of 1997.

  In the current period, income tax expense was $29.6 million, compared to $18.2 million in the first six months of 1997, or 39.5% of earnings before income taxes for both periods.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's primary capital requirements are for working capital, capital expenditures and acquisitions. The Company's capital needs are met through a combination of internally-generated funds, bank credit lines and credit terms from suppliers.

  The level of accounts receivable increased from $238.6 million at the beginning of 1998 to $276.1 million at June 27, 1998. The $37.5 million increase resulted primarily from seasonally higher sales volume in the second quarter as compared to December. Inventories rose from $291.3 million at the beginning of 1998 to $329.2 million at June 27, 1998, due to requirements to meet seasonal customer demand.

  Capital expenditures totaled $27.9 million in the first half of 1998 and were incurred primarily to modernize and expand manufacturing facilities and equipment. In July 1998, the Company completed the purchase of a 300,000 square foot yarn processing facility to fill current capacity requirements for spun yarn, and the purchase of Newmark & James, Inc., a company that produces high-end washable bath rugs with annual sales in excess of $35 million. The Company's capital projects are primarily focused on increasing capacity, improving productivity and reducing costs. Capital spending for the remainder of 1998 is expected to range from $37.0 million to $42.0 million, the majority of which will be used to increase capacity and productivity.

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

  None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Annual Meeting of Stockholders was held on May 21, 1998, at which time stockholders were asked to elect a class of directors to serve a three-year term beginning in 1998 and to consider and vote upon an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of common stock, par value $0.01 per share, from seventy-five million (75,000,000) shares to one hundred fifty million (150,000,000) shares.

  Leo Benatar and David L. Kolb were elected as Class III directors of the Company for a term expiring in 2001. Mr. Benatar was elected by stockholders owning 48,959,401 shares of common stock, with stockholders owning 273,386 shares withholding authority. With respect to Mr. Benatar's election, there were no broker nonvotes. Mr. Kolb was elected by stockholders owning 48,959,393 shares of common stock, with stockholders owning 273,394 shares withholding authority. With respect to Mr. Kolb's election, there were no broker nonvotes. Messrs. Bruce C. Bruckmann, Alan S. Lorberbaum, Larry W. McCurdy, Robert N. Pokelwaldt and Jeffrey S. Lorberbaum continued their terms of office as directors.

  The amendment to the Company's Restated Certificate of Incorporation, a description of which is contained in the Company's Proxy Statement dated March 31, 1998, was approved by stockholders owning 48,216,094 shares of common stock, with stockholders owning 1,000,075 shares voting against the amendment and 16,618 shares abstaining. There were no broker nonvotes with respect to the amendment.

ITEM 5.  OTHER INFORMATION

  None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

No.                               DESCRIPTION
---       --------------------------------------------------------------------
11        Statement re:  Computation of Per Share Earnings

27        Financial Data Schedule


(B)       REPORTS ON FORM 8-K

  None.

                                   SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     MOHAWK INDUSTRIES, INC.

Dated: July 23, 1998                 By: /s/ David L. Kolb
                                         -------------------------------------
                                     DAVID L. KOLB, Chairman of the Board and
                                     Chief Executive Officer (principal
                                     executive officer)

Dated: July 23, 1998                 By: /s/ John D. Swift
                                         -------------------------------------
                                     JOHN D. SWIFT, Chief Financial Officer,
                                     Vice President-Finance and Assistant
                                     Secretary (principal financial and
                                     accounting officer)

                                   EXHIBIT INDEX

No.                                 DESCRIPTION
---    -------------------------------------------------------------------------
11     Statement re:  Computation of Per Share Earnings

27     Financial Data Schedule