Form 10-Q
period 1998-09-26
MOHAWK INDUSTRIES INC
filed 1998-11-10
CIK 851968

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

[Mark One]

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 26, 1998

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

The number of shares outstanding of the issuer's classes of capital stock as of November 5, 1998, the latest practicable date, is as follows: 52,428,776 shares of Common Stock, $.01 par value.

                            MOHAWK INDUSTRIES, INC.

                                     INDEX


                                                                        Page No.
                                                                        -------

Part I.   Financial Information:

          Item 1.  Financial Statements


             Condensed Consolidated Balance Sheets -
              September 26, 1998 and December 31, 1997                        3

             Condensed Consolidated Statements of Earnings -
              Three months ended September 26, 1998 and September 27, 1997    5

              Nine months ended September 26, 1998 and September 27, 1997     6

             Condensed Consolidated Statements of Cash Flows -
              Nine months ended September 26, 1998 and September 27, 1997     7

             Notes to Condensed Consolidated Financial Statements             8

          Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                      10

          Item 3.  Quantitative and Qualitative Disclosures About
                    Market Risk                                               11

Part II.  Other Information                                                   12

                        PART I.  FINANCIAL INFORMATION

                         ITEM I.  FINANCIAL STATEMENTS

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                (In thousands)
                                  (Unaudited)


                                             September 26,    December 31,
                                                 1998             1997
                                             ------------     -----------

Current assets:

    Receivables                              $  307,069          238,579

    Inventories                                 356,266          291,306

    Prepaid expenses                              4,821           15,192

    Deferred income taxes                        27,670           28,192
                                             ----------          -------

        Total current assets                    695,826          573,269
                                             ----------          -------


Property, plant and equipment, at cost          645,095          580,764
Less accumulated depreciation and
      amortization                              304,203          260,946
                                             ----------          -------

        Net property, plant and equipment       340,892          319,818
                                             ----------          -------

Other assets                                     90,401           67,868
                                             ----------          -------

        Total assets                         $1,127,119          960,955
                                             ==========          =======


     See accompanying notes to condensed consoidated financial statements.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS, CONTINUED

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     (In thousands, except per share data)
                                  (Unaudited)

                                                         September 26,          December 31,
                                                             1998                  1997
                                                         -------------          ------------
Current liabilities:

    Current portion of long-term debt                    $   32,209               35,959
    Accounts payable and accrued expenses                   305,521              227,161
                                                         ----------              -------
        Total current liabilities                           337,730              263,120


Deferred income taxes                                        28,391               28,391
Long-term debt, less current portion                        268,365              257,238
Other long-term liabilities                                   5,363                6,291
                                                         ----------              -------
        Total liabilities                                   639,849              555,040
                                                         ----------              -------


Stockholders' equity:
    Preferred stock, $.01 par value; 60 shares
      authorized; no shares issued                                -                    -
    Common stock, $.01 par value; 150,000 shares
      authorized; 52,404 and 52,167 shares issued
      in 1998 and 1997, respectively                            524                  522
    Additional paid-in capital                              139,593              136,069
    Retained earnings                                       347,153              269,324
                                                         ----------              -------
           Total stockholders' equity                       487,270              405,915
                                                         ----------              -------

           Total liabilities and stockholders' equity    $1,127,119              960,955
                                                         ==========              =======

See accompanying notes to condensed consolidated financial statements.


                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                           Three Months Ended
                                                 ----------------------------------------
                                                 September 26, 1998    September 27, 1997
                                                 ------------------    ------------------
Net sales                                             $576,328                 500,818

Cost of sales                                          432,060                 384,338
                                                      --------                 -------
        Gross profit                                   144,268                 116,480

Selling, general and administrative expenses            84,688                  74,441
                                                      --------                 -------
        Operating income                                59,580                  42,039
                                                      --------                 -------

Other expense:
   Interest expense                                      5,022                   6,689
   Other expense, net                                      893                     871
                                                      --------                 -------
                                                         5,915                   7,560
                                                      --------                 -------

        Earnings before income taxes                    53,665                  34,479

Income taxes                                            21,198                  13,626
                                                      --------                 -------

        Net earnings                                  $ 32,467                  20,853
                                                      ========                 =======


Basic earnings per share                              $   0.62                    0.40
                                                      ========                 =======

Weighted-average common shares outstanding              52,385                  51,935
                                                      ========                 =======


Diluted earnings per share                            $   0.61                    0.40
                                                      ========                 =======

Weighted-average common and dilutive potential
   common shares outstanding                            53,119                  52,454
                                                      ========                 =======

    See accompanying notes to condensed consolidated financial statements.


                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                          Nine Months Ended
                                               ------------------------------------------
                                                September 26, 1998     September 27, 1997
                                               -------------------     ------------------
Net sales                                               $1,582,494              1,385,234

Cost of sales                                            1,191,644              1,067,999
                                                        ----------              ---------
        Gross profit                                       390,850                317,235

Selling, general and administrative expenses               244,116                212,928
                                                        ----------              ---------
        Operating income                                   146,734                104,307
                                                        ----------              ---------

Other expense:
   Interest expense                                         16,338                 21,543
   Other expense, net                                        1,752                  2,256
                                                        ----------              ---------
                                                            18,090                 23,799
                                                        ----------              ---------

        Earnings before income taxes                       128,644                 80,508

Income taxes                                                50,815                 31,801
                                                        ----------              ---------
        Net earnings                                    $   77,829                 48,707
                                                        ==========              =========


Basic earnings per share                                $     1.49                   0.94
                                                        ==========              =========

Weighted-average common shares outstanding                  52,310                 51,840
                                                        ==========              =========


Diluted earnings per share                              $     1.47                   0.93
                                                        ==========              =========

Weighted-average common and dilutive
   potential common shares outstanding                      53,057                 52,316
                                                        ==========              =========

See accompanying notes to condensed consolidated financial statements.


                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                      Nine Months Ended
                                                        -----------------------------------------
                                                        September 26, 1998     September 27, 1997
                                                        ------------------     ------------------
Cash flows from operating activities:
  Net earnings                                                    $ 77,829                 48,707
  Adjustments to reconcile net earnings to net cash
     provided by operating activities:
      Depreciation and amortization                                 48,619                 45,343
      Provision for doubtful accounts                                8,057                  5,584
      Changes in operating assets and liabilities:
          Receivables                                              (67,489)               (43,796)
          Inventories                                              (49,843)                (1,604)
          Accounts payable and accrued expenses                     62,023                 63,548
          Other assets and prepaid expenses                         10,798                 10,365
          Other liabilities                                         (1,213)                (2,489)
                                                                  --------                -------
             Net cash provided by operating activities              88,781                125,658
                                                                  --------                -------

Cash flows from investing activities:
  Additions to property, plant and equipment, net                  (84,617)               (19,594)
  Acquisition                                                            -                (36,000)
                                                                  --------                -------
             Net cash used in investing activities                 (84,617)               (55,594)
                                                                  --------                -------

Cash flows from financing activities:
  Net change in revolving line of credit                            27,829                (42,973)
  Payment of note payable                                                -                (21,200)
  Payments on term loans                                           (30,244)               (14,623)
  Redemption of acquisition indebtedness                           (19,517)                     -
  Proceeds from new loan                                                 -                  9,350
  Proceeds from IRBs and other, net of payments                      9,596                  6,554
  Change in outstanding checks in excess of cash                     4,646                (10,212)
  Common stock transactions                                          3,526                  3,040
                                                                  --------                -------
             Net cash used in financing activities                  (4,164)               (70,064)
                                                                  --------                -------

             Net change in cash                                          -                      -
Cash, beginning of year                                                  -                      -
                                                                  --------                -------

Cash, end of period                                               $      -                      -
                                                                  ========                =======

Net cash paid during the period for:
  Interest                                                        $ 18,439                 22,968
                                                                  ========                =======

  Income taxes                                                    $ 46,255                 32,228
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


2.   Acquisitions

The Company completed its acquisitions of Newmark & James, Inc. and American Weavers, LLC on June 30, 1998 and August 10, 1998, respectively. Both of these acquisitions have been accounted for under the purchase method of accounting and their results of operations are included in the Company's 1998 consolidated statement of earnings from the respective dates of acquisition.

On October 22, 1998, the Company signed a definitive agreement to acquire all of the outstanding capital stock of World Carpets, Inc. in exchange for approximately 4,900 shares of the Company's common stock. The transaction will be accounted for under the pooling-of-interests basis of accounting and, accordingly, the Company's historical consolidated financial statements will be restated to include the accounts and results of operations of World.

3.   Receivables

      Receivables are as follows:
                                        September 26, 1998   December 31, 1997
                                        ------------------   -----------------

      Customers, trade                            $351,469             273,636
      Other                                          1,881                 956
                                                  --------             -------

                                                   353,350             274,592
      Less allowance for discounts,
         returns, claims
         and doubtful accounts                      46,281              36,013
                                                  --------             -------

        Net receivables                           $307,069             238,579
                                                  ========             =======

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                (In thousands)
                                  (Unaudited)

4.   Inventories

      The components of inventories are as follows:
                                                       September 26, 1998  December 31, 1997
                                                      -------------------- -----------------
        Finished goods                                            $192,524           154,059
        Work in process                                             52,143            44,579
        Raw materials                                              111,599            92,668
                                                                  --------           -------

           Total inventories                                      $356,266           291,306
                                                                  ========           =======


5.     Other assets

        Other assets are as follows:
                                                       September 26, 1998  December 31, 1997
                                                      -------------------- -----------------
        Goodwill, net of accumulated amortization of
          $8,273 and $7,077, respectively                         $ 67,666            52,191

        Other assets                                                22,735            15,677
                                                                  --------           -------

           Total other assets                                     $ 90,401            67,868
                                                                  ========           =======


6.     Accounts payable and accrued expenses

        Accounts payable and accrued expenses
          are as follows:
                                                       September 26, 1998  December 31, 1997
                                                      -------------------- -----------------
        Outstanding checks in excess of cash                      $ 31,328            26,943
        Accounts payable, trade                                    141,093           102,621
        Accrued expenses                                            92,270            60,667
        Accrued compensation                                        40,830            36,930
                                                                  --------           -------

           Total accounts payable and accrued expenses            $305,521           227,161
                                                                  ========           =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  The Company completed its acquisitions of Newmark & James, Inc. and American Weavers, LLC on June 30, 1998 and August 10, 1998, respectively. Both of these acquisitions have been accounted for under the purchase method of accounting and their results of operations are included in the Company's 1998 consolidated statement of earnings from the respective dates of acquisition.

  On October 22, 1998, the Company signed a definitive agreement to acquire all of the outstanding capital stock of World Carpets, Inc. in exchange for approximately 4.9 million shares of the Company's common stock. The transaction will be accounted for under the pooling of interests basis of accounting and, accordingly, the Company's historical consolidated financial statements will be restated to include the accounts and results of operations of World.

  Through restructuring efforts over the past three years, the Company has installed new information technology systems throughout all of its organization, all of which are Year 2000 compliant. In addition, management has concluded identification of all other significant information technology systems that are not Year 2000 compliant. Management is reviewing equipment and software with the respective vendors from whom the equipment and software was purchased to address any noncompliance issues. However, management believes that certain Year 2000 issues exist with respect to the Company's business systems. The Company has formed a committee of employees familiar with information technology systems to assess and prioritize the need to act, on the basis of each system's importance to the Company, to ensure that its business systems will be made Year 2000 compliant. Management has also begun a review of all process control systems, both proprietary and non-proprietary. This review revealed that certain Year 2000 issues exist. Management does not believe these issues are material and will obtain the necessary technical resources to assist in making these systems Year 2000 compliant. Although the Company can provide no assurances, it estimates that it will cost no more than approximately $1,000,000 of incremental costs to make its business systems Year 2000 compliant and that these upgrades will be completed in the second quarter of 1999.

  The Company has also begun to review its top suppliers and customers to determine their progress in becoming Year 2000 compliant. This will allow the Company to determine whether a Year 2000 problem will impede the ability of its suppliers and customers to provide goods and services as the Year 2000 is approached and reached. An initial review indicated that all of major suppliers and customers appear to be in the process of resolving any of their Year 2000 compliance issues and that they do not foresee any material problems. The Company will follow-up with all of its suppliers and customers to insure that all potential problems, including those of individual plant locations and local suppliers, are managed correctly.

  If the Company cannot successfully and timely resolve its Year 2000 issues, its business, results of operations and financial condition could be materially adversely affected. The Company has not developed a contingency plan in the event of a Year 2000 problem, however, based upon the results of its internal review, the Company does not believe a contingency plan is necessary. The Company will, however, continue to evaluate the need for a contingency plan.

RESULTS OF OPERATIONS

Quarter Ended September 26, 1998 As Compared With Quarter Ended September 27,
-----------------------------------------------------------------------------
1997
----

  Net sales for the quarter ended September 26, 1998 were $576.3 million, which represented an increase of 15% from the $500.8 million reported for the third quarter of 1997. The Company believes the third quarter 1998 net sales comparison to the third quarter of 1997 was impacted by continued favorable industry conditions and a gain in market share resulting from continued emphasis on supporting its dealers and strong acceptance of new products. In addition, the acquisitions of Newmark & James and American Weavers contributed to the current quarter increase in net sales.

  Gross profit for the third quarter of the current year was $144.3 million (25.0% of net sales). In the third quarter of 1997, gross profit was $116.5 million (23.3% of net sales). The improvement in gross margin resulted from better absorption of fixed manufacturing costs through higher production volume and continued improvements in manufacturing efficiencies from restructuring efforts since 1996.

  Selling, general and administrative expenses for the current quarter were $84.7 million (14.7% of net sales) compared to $74.4 million (14.9% of net sales) for the prior year's third period. The percentage decrease was primarily due to lower general and administrative expenses in the third quarter of 1998.

  Interest expense for the current period was $5.0 million compared to $6.7 million in the third quarter of 1997. The primary factor for the decrease was a reduction in debt levels in the third quarter of 1998 as compared to the third quarter of 1997.

  In the current period, income tax expense was $21.2 million, compared to $13.6 million in the third quarter of 1997, or 39.5% of earnings before income taxes for both periods.

Nine Months Ended September 26, 1998 As Compared With Nine Months Ended
-----------------------------------------------------------------------
September 27, 1997
------------------

  Net sales for the first nine months ended September 26, 1998 were $1,582.5 million, which represented an increase of 14% from the $1,385.2 million reported for the first nine months of 1997. The Company believes this sales increase was impacted by continued favorable industry conditions and a gain in market share resulting from continued emphasis on supporting its dealers and strong acceptance of new products. In addition, the acquisitions of Newmark & James and American Weavers contributed to the current quarter increase in net sales.

  Gross profit for the first nine months of the current year was $390.0 million (24.7% of net sales). In the first nine months of 1997, gross profit was $317.2 million (22.9% of net sales). The improvement in gross profit resulted from better absorption of fixed manufacturing costs through higher production volume and continued improvements in manufacturing efficiencies from restructuring efforts since 1996.

  Selling, general and administrative expenses for the current period were $244.1 million (15.4% of net sales) compared to $212.9 million (15.4% of net sales) for the prior year's first nine months.

  Interest expense for the current period was $16.3 million compared to $21.5 million in the first nine months of 1997. The primary factor for the decrease was a reduction in debt levels in the third quarter of 1998 as compared to the third quarter of 1997.

  In the current period, income tax expense was $50.8 million, compared to $31.8 million in the first nine months of 1997, or 39.5% of earnings before income taxes for both periods.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's primary capital requirements are for working capital, capital expenditures and acquisitions. The Company's capital needs are met through a combination of internally-generated funds, bank credit lines and credit terms from suppliers.

  The level of accounts receivable increased from $238.6 million at the beginning of 1998 to $307.1 million at September 26, 1998. The $68.5 million increase resulted primarily from seasonally higher sales volume in the third quarter as compared to December. Inventories rose from $291.3 million at the beginning of 1998 to $356.3 million at September 26, 1998, due to requirements to meet seasonal customer demand.

  Capital expenditures totaled $84.6 million in the first nine months of 1998 (including amounts paid for the Newmark & James and American Weavers acquisitions) and were incurred primarily to modernize and expand manufacturing facilities and equipment. The Company's capital projects are primarily focused on increasing capacity, improving productivity and reducing costs. Capital spending for the remainder of 1998 is expected to range from $14 million to $19 million, the majority of which will be used to increase capacity and productivity.

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

  In December 1995, the Company and four other carpet manufacturers were added as defendants in a purported class action lawsuit, In re Carpet Antitrust Litigation, pending in the United States District Court for the Northern District of Georgia, Rome Division. The amended complaint alleges price fixing regarding polypropylene products in violation of Section One of the Sherman Act. In September 1997, the Court determined that the plaintiffs met their burden of establishing the requirements for class certification and granted the plaintiffs' motion to certify class action. The Company is a party to two consolidated lawsuits captioned Gaehwiler v. Sunrise Carpet Industries, Inc. et. al. and Patco Enterprises, Inc. v. Sunrise Carpet Industries, Inc. et. al.; both of which were filed in the Superior Court of the State of California, City and County of San Francisco in early 1996. Both complaints were brought on behalf of a purported class of indirect purchasers of carpet in the State of California and seek damages for alleged violations of California antitrust and unfair competition laws. In October 1998, two plaintiffs, allegedly on behalf of an alleged class of purchasers of nylon carpet products, filed a complaint against the Company and three other carpet manufacturers: Designer Floor Covering, Inc., et al. v. Shaw Industries, Inc., et al. The complaint alleges price fixing with respect to nylon carpet products in violation of Section One of the Sherman Act. The Company believes these lawsuits are without merit and intends to vigorously defend against them. The complaints filed do not specify any amount of damages, but do request for any unlawful conduct to be enjoined and treble damages plus reimbursement for fees and costs.

ITEM 2.  CHANGES IN SECURITIES

  None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

ITEM 5.  OTHER INFORMATION

  Stockholders may intend to present a proposal from the floor of the 1999 annual meeting, and they may commence their own proxy solicitation, rather than having the proposal included in the Company's 1999 annual proxy statement. Under our bylaws, for any stockholder proposal to be presented in connection with an annual meeting of stockholders, the stockholder must give us timely notice in writing to our corporate Secretary. To be timely, we must receive the notice at least 120 days prior to the date of the immediately preceding year's proxy statement. With respect to the 1999 annual meeting, we must receive such notice by December 2, 1998. If we do not receive notice of the proposal by that date, we will retain discretionary voting authority over the proxies returned to us. Discretionary voting authority is the ability to vote proxies that stockholders have executed and returned to us, on matters not specifically reflected on the proxy card, and on which stockholders have not had an opportunity to vote by proxy.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)        EXHIBITS

NO.                                  DESCRIPTION
---       ----------------------------------------------------------------------
 3.2 Amendment to the Restated Certificate of Incorporation of the Registrant adopted on May 21, 1998 by the Registrants' Stockholders (Incorporated by reference from exhibit 3.2 to the Company's registration statement on S-3, file no. 333-66061)

11        Statement re:  Computation of Per Share Earnings

27        Financial Data Schedule

(B)       REPORTS ON FORM 8-K

          Current report on Form 8-K dated October 15, 1998

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MOHAWK INDUSTRIES, INC.



Dated: November 6, 1998                 By: /s/ David L. Kolb
                                            ------------------------------------
                                            DAVID L. KOLB, Chairman of the Board
                                            and Chief Executive Officer
                                            (principal executive officer)



Dated: November 6, 1998                 By: /s/ John D. Swift
                                            ------------------------------------
                                            JOHN D. SWIFT, Chief Financial
                                            Officer, Vice President-Finance and
                                            Assistant Secretary (principal
                                            financial and accounting officer)

                                 EXHIBIT INDEX


NO.                     DESCRIPTION
---    ------------------------------------------------------------------------
11     Statement re:  Computation of Per Share Earnings

27     Financial Data Schedule