Form 10-K405
period 1998-12-31
MOHAWK INDUSTRIES INC
filed 1999-03-10
CIK 851968

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
[MARK ONE]
   [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                      OR

   [_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
         FOR THE TRANSITION PERIOD FROM            COMMISSION FILE NUMBER
                      TO                                    01-19826

                            MOHAWK INDUSTRIES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                         DELAWARE                                               52-1604305
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)     (I.R.S. EMPLOYER IDENTIFICATION NO.)

P. O. BOX 12069, 160 S. INDUSTRIAL BLVD., CALHOUN, GEORGIA                         30701
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (706) 629-7721

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

     TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
     -------------------              -----------------------------------------
 COMMON STOCK, $.01 PAR VALUE                  NEW YORK STOCK EXCHANGE

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  NONE

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [_]

  The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant (37,645,351 shares) on March 8, 1999 was $1,185,828,557. The aggregate market value was computed by reference to the closing price of the Common Stock on such date.

  Number of shares of Common Stock outstanding as of March 8, 1999: 60,578,367 shares of Common Stock, $.01 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Definitive Proxy Statement for the 1999 Annual Meeting of
                             Stockholders--Part III
================================================================================

                                    PART I

ITEM 1. BUSINESS

GENERAL

  Mohawk Industries, Inc. ("Mohawk" or the "Company," a term which includes the Company and its subsidiaries, including its primary operating subsidiaries, Mohawk Carpet Corporation ("Mohawk Carpet"), Aladdin Manufacturing Corporation ("Aladdin Manufacturing", formerly known as Mohawk Manufacturing Corporation), World Carpets, Inc. ("World"), American Weavers, LLC ("American Weavers") and Newmark & James, Inc. ("Newmark")) is a leading producer of woven and tufted broadloom carpet and rugs for principally residential applications. The Company is the second largest carpet and rug manufacturer in the United States, with 1998 net sales of approximately $2.6 billion. The Company designs, manufactures and markets carpet and rugs in a broad range of colors, textures and patterns. The Company is widely recognized through its premier brand names, some of which are "Mohawk," "Aladdin," "Alexander Smith," "American Rug Craftsmen," "American Weavers," "Bigelow," "Durkan," "Galaxy," "Harbinger," "Helios," "Horizon," "Image," "Karastan," "Mohawk Commercial," "Newmark Rug," and "World," and markets its products primarily through carpet retailers, home centers, mass merchandisers, department stores, commercial dealers and commercial end users. Mohawk's operations are vertically integrated from the extrusion of resin and post-consumer plastics into fiber, to the conversion of fiber into yarn and to the manufacture and shipment of finished carpet and rugs.

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

  The Company completed its acquisitions of Newmark and American Weavers, on June 30, 1998 and August 10, 1998, respectively. On November 12, 1998 the Company acquired all of the outstanding capital stock of World in exchange for approximately 4,900,000 shares of the Company's common stock valued at $149.5 million, based on the closing stock price on the day the agreement was executed.

  On January 29, 1999, the Company acquired certain assets of Image Industries, Inc. ("Image") for approximately $193 million, including the assumption of $30 million of tax exempt bonds, and on March 1, 1999, the Company acquired all of the outstanding capital stock of Durkan Patterned Carpets, Inc. ("Durkan") for 3,150,000 shares valued at $116.5 million based on the closing stock price the day the letter of intent was executed.

  On October 23, 1997, the Board of Directors of the Company declared a 3-for-2 stock split that was paid as a 50% stock dividend on December 4, 1997, to holders of record on November 4, 1997. All share information presented herein gives effect to this stock split and the World merger.

INDUSTRY

  According to the most recent figures available from the United States Department of Commerce, worldwide carpet and rug sales volume of American manufacturers and their domestic divisions was 1.7 billion square yards in 1997. This volume represents a market in excess of approximately $10.3 billion at the "mill level," which management believes, based on standard industry mark-ups, translates into approximately $16.4 billion to $18.5 billion at the retail level. Based upon data obtained from recent industry publications, the worldwide carpet and rug sales volume of American manufacturers in 1998 was approximately 1.8 billion square yards and $10.7 billion. The overall level of sales in the carpet industry is influenced by a number of factors, including consumer confidence in spending for durable goods, interest rates, turnover in housing, the condition of the residential and commercial construction industries and the overall strength of the economy.

  Broadloom carpet (defined as carpet over six feet by nine feet in size) represented 80% of the volume shipped by the industry in 1997. Tufted broadloom carpet (a category that refers to the manner of construction in addition to size) represented 96% of the broadloom industry volume shipped in 1997. The broadloom carpet industry has two primary markets, residential and commercial, with the residential market making up approximately 74% of industry volume shipped and the commercial market comprising approximately 26% in 1997. An estimated 55% of industry shipments is made in response to replacement demand, which usually involves exact yardage (or "cut order") shipments that typically provide higher profit margins than sales of carpet sold in full rolls. Because the replacement business generally involves higher quality carpet cut to order by the manufacturer, rather than the dealer, this business tends to be more profitable for manufacturers than the new construction business.

PRODUCTS AND MARKETS

  The Company designs, manufactures and markets hundreds of styles of carpet, rugs and mats in a broad range of colors, textures and patterns. Mohawk positions its products in all price ranges and emphasizes quality, style, performance and service. The Company is widely recognized through its premier brand names, "Mohawk," "Aladdin," "Alexander Smith," "American Rug Craftsmen," "American Weavers," "Bigelow," "Bigelow Commercial," "Durkan," "Galaxy," "Harbinger," "Helios," "Horizon," "Image," "Karastan," "Karastan Contract," "Mohawk Commercial," "Newmark Rug," and "World," and markets its products primarily through carpet retailers, home centers, mass merchandisers, department stores, commercial dealers, and commercial end users. Some products are also marketed through private labeling programs.

  Mohawk markets certain of its products outside the United States, but does not consider sales of such products to be material.

  Sales to residential customers represent a significant portion of the total industry and the majority of the Company's sales. The Company currently markets approximately 900 residential products to more than 25,000 customers which include independent retailers, department stores, mass merchandisers, buying groups, and building and tenant improvement contractors.

  The Company has positioned its premier residential brand names across all price ranges. "Mohawk," "Alexander Smith," "Bigelow," "Galaxy," "Horizon," "Karastan" and "World" are positioned to sell primarily in the medium-to-high retail price range in the residential broadloom market and these lines are also sold under private labels. These lines have substantial brand name recognition among carpet dealers and retailers with the "Karastan," "Mohawk," and "Bigelow" brands having the highest consumer recognition in the industry. "Karastan" is the leader in the exclusive high end market. The "Aladdin" brand name competes in the low-to-medium retail price range.

  Based on an industry survey, the Company is considered a leader within the industry of U.S. carpet manufacturers providing marketing support. Through dealer programs like Karastan Gallery, Mohawk Brand Excellence, New

Visions, Hamilton, Ciboney, Mohawk Carpet Color Center and Floor Scapes, the Company offers intensive marketing and advertising support. These programs offer varying degrees of support to dealers in sales and management training, display racks, exclusive promotions and assistance in certain administrative functions such as computer systems, accounting and insurance.

  The Company generally markets its residential products through its residential sales forces that report to common management on a regional basis. All of the regional vice presidents report to one senior vice president of sales. Each region has responsibility for sales, distribution and inventory management in its region, all of which is coordinated by the senior vice president of sales at a national level. The inventory management on a regional level is accomplished by a hub-and-spoke distribution network. In this system, Company trucks generally deliver carpet from mill sites to regional warehouses. From there, it is shipped to local distribution warehouses, then to retailers. The Company believes that the current structure of the residential sales group has contributed to a more efficient and profitable organization.

  The commercial customer base is divided into several groups: educational institutions, corporate office space, hospitality facilities, retail space and health care facilities. In addition, Mohawk produces and sells carpet for the export market, the federal government and other niche businesses. Different purchase decision makers and decision-making processes exist for each group. For example, in the corporate office group, decisions are usually made by architects or specifiers, whose responsibility is to manage the project budget and coordinate interior design. In the institutional group, by comparison, decisions are often made by purchasing agents employed by the end user who have longstanding relationships with carpet manufacturers. The commercial market is generally a more complex market in which to sell than the residential market.

  In the commercial market, the Company markets its products under the brand names "Mohawk Commercial," "Harbinger," "Aladdin," "Karastan Contract" and "Bigelow Commercial." The marketing strategy of the Mohawk Commercial, Karastan Contract and Bigelow Commercial brands is to leverage the brands' traditional sales strength in the educational institution part of the market to the office, hospitality, retail and health care groups. These brands are comprised of specialized products for these groups that emphasize product quality and specification rather than just price.

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

  The Aladdin brand is marketed primarily to the "mainstreet" sector of the commercial market. The "mainstreet" sector is generally comprised of the low-to-medium price range styles and is distributed primarily through retail dealers for smaller installations.

  Woven commercial products accounted for a significant portion of the Company's net sales of commercial product in 1998, including the Mohawk Commercial brand's exclusive woven interlock products, which are manufactured by a unique weaving process that increases performance, wear and durability. The Company's ability to make woven carpet under the Mohawk Commercial, Karastan Contract and Bigelow Commercial brand names in large volume for commercial applications differentiates it from other manufacturers, most of which produce tufted carpet almost exclusively. Woven carpet and specifically the Company's woven interlock products sell at higher prices than tufted carpet and generally produce higher profit margins. Management believes that the Company is the largest producer of woven carpet in the United States and that the Company has several carpet weaving machines and processes that no other manufacturer has, thereby allowing the Company to create carpet to meet specifications that its competitors cannot duplicate.

  The machine-made rug market is currently the fastest growing segment of the U.
S. carpet and rug industry with an annual growth rate estimated to be approximately 12% in 1998. Much of this growth has occurred at the low-to-medium retail price ranges. The distribution channels for the rug market primarily include department stores, mass merchants, floorcovering stores, catalog stores, home centers and furniture stores.

  The Company's product lines include a broad array of rugs. The Karastan brand name rugs represent the higher retail price ranges with one of the most valued brand names in the industry and are distributed through specialty stores, along with department and furniture stores. These are higher quality woven wool rugs manufactured primarily on Axminster looms.

  The Company emphasizes the fast growing lower retail price ranges through its American Rug Craftsmen and American Weavers brand names. The rugs sold under these brands are primarily woven polypropylene area rugs, tufted border rugs and decorative mats, which are made from purchased matting material that is cut, serged and screen printed by the Company. These products are distributed primarily through mass merchants and home centers.

  The Company also sells to the bath mat and washable bath rug segments of the rug market through its Newmark Rug and Aladdin brand names. The Aladdin products are tufted nylon products which are distributed through department stores and mass merchants. The Newmark products are high-end washable cotton bath rugs that are distributed to the luxury market of department stores, specialty stores, and catalogue businesses.

ADVERTISING AND PROMOTION

  The Company promotes its products in the form of co-operative advertising, point-of-sale displays and marketing literature provided to assist in marketing various carpet styles. Mohawk also continues to rely on the substantial brand name identification of its "Aladdin," "Alexander Smith," "American Rug Craftsmen," "American Weavers," "Bigelow," "Bigelow Commercial," "Durkan," "Galaxy," "Harbinger," "Helios," "Horizon," "Image," "Karastan," "Karastan Contract," "Mohawk," "Mohawk Commercial," "Newmark Rug," and "World," lines. The cost of producing display samples, a significant promotional expense, is partially offset by sales of samples and support from raw materials suppliers.

MANUFACTURING AND OPERATIONS

  The Company's manufacturing operations are vertically integrated and include the extrusion of resin and post-consumer plastics into polypropylene, polyester and nylon fiber, yarn processing, tufting, weaving, dyeing, coating and finishing. Capital expenditures are primarily focused on increasing capacity, improving productivity and reducing costs. Mohawk incurred $115.1 million in capital expenditures over the past three years, including acquisitions. These expenditures increased manufacturing efficiency and capacity, while improving overall cost competitiveness.

RAW MATERIALS AND SUPPLIERS

  The principal raw materials the Company uses are nylon staple fibers; nylon filament fibers; raw wool; polypropylene filament fibers; polyester staple fibers; olefin and polyester resins and post-consumer plastics; synthetic backing materials, polyurethane and latex; and various dyes and chemicals. Mohawk obtains all of its major raw materials from independent sources and all of its externally purchased nylon fibers from four major suppliers: E.I. du Pont de Nemours and Company, Monsanto Company, BASF Corporation and AlliedSignal, Inc. Most of the fibers the Company uses in carpet production are treated with stain-resistant chemicals. The Company has not experienced significant shortages of raw materials in recent years. The Company believes that the loss of any one supplier would not have a material effect on the Company and that an alternative supply arrangement could be made in a relatively short period of time.

COMPETITION

  All of the markets in which the Company does business are highly competitive, with less than 100 companies engaged in the manufacture and sale of carpet in the United States. Carpet manufacturers also face competition from the hard surface floorcovering industry. Based on industry publications, the top twenty North American carpet and rug manufacturers (including their American and foreign divisions) in 1997 had worldwide sales in excess of $10.0 billion, and the top twenty manufacturers in 1990 had sales in excess of $6 billion. Mohawk, with 1998 net sales of approximately $2.6 billion, is the second largest producer of carpet and rugs (in terms of sales volume).

  Certain of the Company's competitors have greater financial and other resources than the Company. In particular, the industry has one large competitor, Shaw Industries, Inc. ("Shaw"), who in 1998 held the largest share of the domestic wholesale market based on sales. Shaw's size could permit significant raw material purchasing power and certain other manufacturing cost advantages compared with the rest of the industry.

  The principal methods of competition within the industry are price, style, quality and service. In each of the Company's markets, price competition and market coverage are particularly important because there is relatively little perceived differentiation among competing product lines. Mohawk's recent investments in modernized, advanced manufacturing and data processing equipment, the extensive diversity of equipment in which it has invested and its marketing strategy contribute to its ability to compete primarily on the basis of performance, quality, style and service, rather than just price.

TRADEMARKS

  Mohawk uses several trademarks that it considers important in the marketing of its products, including "Aladdin," "Alexander Smith (R)," "American Rug Craftsmen," "Bigelow (R)," "Ciboney (R)," "Commercial Horizons (R)," "Galaxy(R)" "Hamilton (R)" "Harbinger (R)," "Helios (R)," "Horizon (R)," "Image," "Karastan
(R)," "Mohawk (R)," "Mohawk Color Center (R)," "Mohawk Commercial," "Tommy Mohawk (R)," "Townhouse," and "World."

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

  During 1998, no single customer accounted for more than 5.0% of Mohawk's total net sales. The Company believes the loss of one or a few major customers would not have a material adverse effect on the Company's business.

BACKLOG

  Backlog of orders is generally insignificant in the carpet manufacturing business because most residential orders are filled within several days and commercial backlogs reflect the terms of the relevant contracts, which generally require delivery within four to six weeks.

EMPLOYEES

  As of December 31, 1998, the Company employed approximately 18,200 persons. Approximately 280 Mohawk employees are members of the Union of Needletrades, Industrial and Textile Employees, AFL-CIO, CLC with which the Company is party to a collective bargaining agreement. Other than with respect to these employees, the Company is not a party to any collective bargaining agreements. Additionally, the Company has not experienced any strikes or work stoppages. The Company believes that its relations with its employees are good.

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

                                                                        APPROX.
                                                                       ENCLOSED
                                                                        AREA IN
                                                                        SQUARE
      LOCATION                  PRIMARY PRODUCTS OR PURPOSES            FOOTAGE
      --------                  ----------------------------           ---------
Dalton, GA...........  Carpet and rug manufacturing and warehousing..  1,832,600
Dalton, GA...........  Carpet manufacturing, distribution and offices  1,103,200
Dalton, GA...........  Carpet manufacturing, distribution and offices    396,900
Dalton, GA...........  Carpet and yarn manufacturing.................  1,101,600
Chatsworth, GA.......  Carpet manufacturing, warehousing and offices.    787,800
Dublin, GA...........  Carpet manufacturing, warehousing and offices.    831,000
Lyerly, GA...........  Carpet manufacturing and warehousing..........    635,000
Eden, NC.............  Carpet and rug manufacturing..................    784,200
Calhoun, GA..........  Carpet manufacturing and distribution center..    792,000
Dalton, GA...........  Carpet manufacturing..........................    342,000
Eton, GA.............  Carpet manufacturing..........................    577,205
Armuchee, GA.........  Carpet manufacturing..........................    232,000
Chatsworth, GA.......  Distribution center...........................    812,075
Shannon, GA..........  Distribution center...........................    567,000
Landrum, SC..........  Weaving and finishing of carpet...............    350,000
Dalton, GA(1)........  Carpet dyeing.................................    259,000
Dalton, GA...........  Carpet dyeing.................................    216,000
Dalton, GA...........  Sample storage and distribution...............    123,000
Eden, NC.............  Carpet and rug distribution...................    194,000
Summerville, GA......  Sample manufacturing and distribution.........    235,000
Chatsworth, GA.......  Sample manufacturing..........................    291,800
Sugar Valley, GA.....  Rug manufacturing, warehousing and offices....    472,500
Dalton, GA...........  Rug manufacturing and offices.................    135,000
Calhoun, GA..........  Rug manufacturing and warehousing.............    250,000
Chatsworth, GA.......  Yarn extrusion................................    257,800
Summerville, GA......  Yarn extrusion................................    579,000
Dahlonega, GA........  Yarn manufacturing............................    336,716
Calhoun Falls, SC....  Yarn manufacturing............................    425,000
Bennettsville, SC....  Yarn manufacturing............................    412,000
Dalton, GA...........  Yarn manufacturing............................    105,400
Laurel Hill, NC......  Yarn manufacturing............................    203,000
Fort Oglethorpe, GA..  Yarn manufacturing............................    194,000
Dalton, GA...........  Yarn manufacturing............................    231,000
Dalton, GA...........  Yarn manufacturing............................    180,000

Calhoun, GA..........  Yarn manufacturing............................    121,000
Calhoun, GA..........  Yarn manufacturing............................    113,800
Belton, SC (1).......  Yarn manufacturing............................    106,000
Dillon, SC...........  Yarn manufacturing............................    102,000
South Pittsburg, TN..  Yarn manufacturing............................    102,000
Chatsworth, GA.......  Yarn manufacturing............................    138,100
Rome, GA.............  Yarn manufacturing............................    240,400
Rome, GA.............  Yarn manufacturing............................    224,000
Cartersville, GA.....  Yarn manufacturing............................    178,100
Chatsworth, GA.......  Yarnset plant.................................    121,200
Chatsworth, GA.......  Commercial warehouse..........................    128,000
Eton, GA.............  Storage warehouse.............................    121,300
Greenville, NC.......  Wool processing...............................    103,000

___________
(1)  Operations have been discontinued and these facilities are held for sale.

  The following table lists the Company's material leased office, manufacturing and warehouse facilities:

                                                                              APPROX.
                                                                             ENCLOSED
                                                                              AREA IN     LEASE
                                                                              SQUARE       TERM
      LOCATION                    PRIMARY PRODUCTS OR PURPOSES                FOOTAGE    THROUGH (1)
      --------                    ----------------------------              ----------   -----------
Calhoun, GA.........  Carpet manufacturing and administrative offices (2)     62,000     Jul.  2000
Calhoun, GA.........  Mat manufacturing and warehouse (2)................    164,400     June  2004
Philadelphia, PA....  Warehouse..........................................     53,100     Dec.  2000
Calhoun, GA.........  Rug manufacturing, warehouse and offices...........    233,455     Apr.  2003
Haiwassee, GA.......  Rug manufacturing..................................     63,500     June  2003
La Mirada, CA.......  Distribution warehouse.............................    220,000     Aug.  2001
Grand Prairie, TX...  Distribution warehouse.............................    208,000     June  2004
Glen Burnie, MD.....  Distribution warehouse.............................    187,000     June  2004
Pompton Plains, NJ..  Distribution warehouse.............................    164,000     June  2004
Miami, FL...........  Distribution warehouse.............................    120,600     May   2001
Columbus, OH........  Distribution warehouse.............................    112,500     Aug.  2004
Romeoville, IL......  Distribution warehouse.............................    108,000     Nov.  1999
Hayward, CA.........  Distribution warehouse.............................    102,500     Aug.  2001
Dalton, GA..........  Distribution warehouse.............................     80,000     Aug.  2002
Kent, WA............  Distribution warehouse.............................     67,250     Jan.  2003
San Diego, CA.......  Distribution warehouse.............................     63,000     Sep.  2006
Rome, GA............  Warehouse..........................................    140,000     Jan.  2000
Kensington, GA......  Warehouse..........................................    136,000     May   1999
Lyerly, GA..........  Warehouse..........................................     74,250     Nov.  2002
Calhoun, GA.........  Warehouse..........................................     68,700     Aug.  2000
Calhoun, GA.........  Warehouse..........................................     60,000     Oct.  2001

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

  In December 1995, the Company and four other carpet manufacturers were added as defendants in a purported class action lawsuit, In re Carpet Antitrust Litigation, pending in the United States District Court for the Northern District of Georgia, Rome Division. The amended complaint alleges price fixing regarding polypropylene products in violation of Section One of the Sherman Act. In September 1997, the Court determined that the plaintiffs met their burden of establishing the requirements for class certification and granted the plaintiffs' motion to certify the class. The Company is a party to two consolidated lawsuits captioned Gaehwiler v. Sunrise Carpet Industries, Inc. et. al. and Patco Enterprises, Inc. v. Sunrise Carpet Industries, Inc. et. al.; both of which were filed in the Superior Court of the State of California, City and County of San Francisco in 1996. Both complaints were brought on behalf of a purported class of indirect purchasers of carpet in the State of California and seek damages for alleged violations of California antitrust and unfair competition laws. The complaints filed do not specify any amount of damages but do request for any unlawful conduct to be enjoined and treble damages plus reimbursement for fees and costs. In October 1998, two plaintiffs, on behalf of an alleged class of purchasers of nylon carpet products, filed a complaint in the United States District Court for the Northern District of Georgia against the Company and two of its subsidiaries as well as a competitor and one of its subsidiaries. The complaint alleges that the Company acted in concert with other carpet manufacturers to restrain competition in the sale of certain nylon carpet products. The Company has filed an answer and denied the allegations in the complaint and set forth its defenses. In February 1999, a similar complaint was filed in the Superior Court of the State of California, City and County of San Francisco, on behalf of a purported class based on indirect purchases of nylon carpet in the State of California and alleges violations of California antitrust and unfair competition laws. The complaints described above do not specify any specific amount of damages but do request injunctive relief and treble damages plus reimbursement for fees and costs. The Company believes it has meritorious defenses and intends to vigorously defend against these actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders of the Company during the fourth quarter ended December 31, 1998.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

MARKET FOR THE COMMON STOCK

  On December 16, 1997, the Common Stock began trading on the New York Stock Exchange ("NYSE") under the symbol "MHK." From the time of the Company's initial public offering in April 1992 until December 15, 1997, the Common Stock
was listed on the Nasdaq National Market ("NNM") under the symbol "MOHK."   The
table below sets forth the high and low bid or sales prices per share of the Common Stock as reported on either the NNM or the NYSE Composite Tape, as applicable, for each fiscal period indicated.

                                                    MOHAWK
                                                 COMMON STOCK
                                             ------------------
                                                HIGH       LOW
                                             ---------- -------
       1997
       ----
       First Quarter.....................        $18.67  13.92
       Second Quarter....................         17.33  12.92
       Third Quarter.....................         18.29  14.58
       Fourth Quarter....................         22.00  17.75

       1998
       ----
       First Quarter.....................        $33.50  20.50
       Second Quarter....................         35.50  28.44
       Third Quarter.....................         34.94  22.63
       Fourth Quarter....................         42.44  22.69

       1999
       ----
  First Quarter (through March 8, 1999)          $42.00  29.50

  As of March 8, 1999, there were 443 holders of record of Common Stock. Mohawk has not paid or declared any cash dividends on shares of its Common Stock since completing its initial public offering. The Company's policy is to retain all net earnings for the development of its business, and it does not anticipate paying cash dividends on the Common Stock in the foreseeable future. The payment of future cash dividends will be at the sole discretion of the Board of Directors and will depend upon the Company's profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. The payment of cash dividends is limited by certain covenants in various of the Company's loan agreements.

  On November 12, 1998, the Company issued 4,899,992 shares of Common Stock to the former shareholders of World in exchange for all of their shares of World. This issuance of securities was made in reliance on the exemption from registration provided under Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving a public offering. All of the securities were acquired by the recipients for investment and with no view toward the public resale or distribution of the securities without registration. There was not any public solicitation and the issues stock certificates bear restrictive legends.

ITEM 6.  SELECTED FINANCIAL DATA

   The following table sets forth the selected financial data of the Company for the periods indicated, derived from the consolidated financial statements of the Company. On February 25, 1994, the Company exchanged 20,343,336 shares of Common Stock for all of the outstanding shares of Aladdin common stock in a transaction recorded using the pooling- of-interests basis of accounting. All financial data were restated to include the accounts and results of operations of Aladdin. On January 13, 1995, the Company acquired all of the outstanding capital stock of Galaxy. The operating results of Galaxy are included in the 1995 consolidated statement of earnings from the date of its acquisition. On July 23, 1997, the Company acquired certain assets of Diamond Rug & Carpet Mills, Inc. and other assets owned by Diamond's principal shareholders. The acquisitions of Galaxy and Diamond were recorded using the purchase method of accounting. On November 12, 1998, the Company acquired all of the outstanding capital stock of World in exchange for 4,899,992 shares of the Company's common stock in a transaction recorded using the pooling-of-interests basis of accounting. All financial data are restated to include the accounts and results of operations of World. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and notes thereto included elsewhere herein.

                                                                          AT OR FOR THE YEARS ENDED DECEMBER 31,
                                                           ---------------------------------------------------------------------
                                                               1998          1997           1996         1995           1994
                                                           ------------  -------------  -----------  -------------  ------------
                                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF EARNINGS DATA:
Net sales...............................................   $ 2,639,200     2,327,341     2,153,016     1,965,374     1,712,112
Cost of sales (a).......................................     1,998,903     1,808,137     1,675,221     1,545,796     1,341,703
                                                           ------------  -------------  -----------  -------------  ------------
  Gross profit..........................................       640,297       519,204       477,795       419,578       370,409
Selling, general and administrative expenses............       406,170       354,528       340,770       325,276       265,044
Restructuring costs (b).................................             -             -           700         8,439             -
Carrying value reduction of property, plant
  and equipment and other assets (c)....................         2,900         5,500         3,060        23,711             -
Compensation expense for stock option exercises (d).....             -         2,600             -         4,000             -
                                                           ------------  -------------  -----------  -------------  ------------
  Operating income......................................       231,227       156,576       133,265        58,152       105,365
                                                           ------------  -------------  -----------  -------------  ------------
Interest expense........................................        29,290        34,551        37,522        39,981        31,210
Acquisition costs - Aladdin/World Mergers (e)...........        17,700             -             -             -        10,201
Other expense, net......................................         1,849           447         4,080         1,206           689
                                                           ------------  -------------  -----------  -------------  ------------
                                                                48,839        34,998        41,602        41,187        42,100
                                                           ------------  -------------  -----------  -------------  ------------
  Earnings before income taxes..........................       182,388       121,578        91,663        16,965        63,265
Income taxes (f)........................................        74,776        48,154        38,285         6,951        26,599
                                                           ------------  -------------  -----------  -------------  ------------
  Net earnings..........................................   $   107,612        73,424        53,378        10,014        36,666
                                                           ============  =============  ===========  =============  ============

Basic earnings per share (g)............................   $      1.88          1.29          0.95          0.19          0.68
                                                           ============  =============  ===========  =============  ============
Weighted-average common shares outstanding (g)..........        57,243        56,812        56,160        54,085        53,568
                                                           ============  =============  ===========  =============  ============
Diluted earnings per share (g)..........................   $      1.86          1.28          0.94          0.18          0.67
                                                           ============  =============  ===========  =============  ============
Weighted-average common and dilutive potential
  common shares outstanding (g).........................        57,984        57,303        56,749        55,335        54,961
                                                           ============  =============  ===========  =============  ============

BALANCE SHEET DATA:
Working capital.........................................   $   419,217       382,108       387,067       301,790       351,346
Total assets............................................     1,331,406     1,176,557     1,177,510     1,061,826       996,999
Short-term note payable.................................             -             -        21,200        50,000             -
Long-term debt (including current portion)..............       355,968       377,738       458,741       405,100       448,442
Stockholders' equity....................................       586,709       477,133       399,047       336,447       321,984

_____________
(a) Certain of the Company's facilities suffered damage during the March 1993 blizzard, and the Company finalized settlement of the insurance claim during the first quarter of 1994. The Company recorded a reduction of $6.0 million in cost of sales in 1994 for reimbursements of business interruption costs

(b) During 1995 and 1996, the Company recorded pre-tax restructuring costs of $8.4 million and $0.7 million, respec-tively, related to certain mill closings whose operations have been consolidated into other Mohawk facilities.

(c) During 1995, the Company adopted FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," as of January 1, 1995. A charge of $23.7 million was recorded for the reduction of the carrying value of property, plant and equipment at certain mills. During 1996, the Company recorded a charge of $3.1 million arising from the write-down of property, plant and equipment to be disposed of related to the closing of a manufacturing facility in 1996 and a revision in the estimate of fair value of certain property, plant and equipment based on current market conditions related to mill closings in 1995. During 1997, the Company recorded a charge of $5.5 million arising from a revision in the estimated fair value of certain property, plant and equipment held for sale based on current appraisals and other market information related to a mill closing in 1995. During 1998, the Company recorded a charge of $2.9 million for the write-down of assets to be disposed of relating to the acquisition of World.

(d) Charges of $4.0 million and $2.6 million were recorded in 1995 and 1997, respectively, for income tax reimburse-ments to be made to certain executives related to the exercise of stock options granted in 1988 and 1989 in connec-tion with the Company's 1988 leveraged buyout.

(e) The Company recorded one-time charges of $10.2 million and $17.7 million in 1994 and 1998, respectively, for transaction expenses related to the Aladdin and World Mergers, respectively.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  During the three-year period ended December 31, 1998, the Company continued to experience significant growth both internally and through acquisitions. On July 23, 1997, the Company acquired certain assets of Diamond and other assets owned by Diamond's principal shareholders for $36.0 million, including acquisition costs, which consisted of $19.6 million in cash, at closing, $7.0 million in cash over the six-month period following closing and a $9.4 million note payable in seven annual installments of principal plus interest at 6%. The Diamond business combination was accounted for using the purchase method of accounting.

  The Company completed its acquisitions of Newmark and American Weavers on June 30, 1998 and August 10, 1998, respectively. Both of these acquisitions were accounted for using the purchase method of accounting. On November 12, 1998, the Company acquired all of the outstanding capital stock of World in exchange for approximately 4,900,000 shares of the Company's common stock valued at $149.5 million, based on the closing stock price on the day the agreement was executed. The acquisition of World was accounted for using the pooling-of-interests method of accounting.

  On January 29, 1999, the Company acquired certain assets of Image for approximately $193 million, including acquisition costs and the assumption of $30 million of tax exempt debt, and on March 9, 1999, the Company acquired all of the outstanding capital stock of Durkan for 3,150,000 shares of the Company's common stock valued at $116.5 million based on the closing stock price the day the letter of intent was executed. The Image acquisition will be accounted for using the purchase method of accounting and the Durkan acquisition will be accounted for using the pooling-of-interests method of accounting.

  These acquisitions have created opportunities to enhance Mohawk's operations by (i) broadening price points, (ii) increasing vertical integration efforts,
(iii) expanding distribution capabilities and (iv) facilitating entry into niche businesses, such as rugs, decorative throws and table runners.

  Through the Company's restructuring efforts over the past three years, new information technology systems have been installed throughout all of the organization, all of which are Year 2000 compliant. In addition, the Company has concluded identification of all other significant information technology systems that are not Year 2000 compliant. The Company is reviewing its equipment and software with the respective vendors from whom it purchased the equipment and software to address any noncompliance issues. However, the Company believes that certain Year 2000 issues exist with respect to its business systems. The Company has formed a committee of employees familiar with its information technology systems to assess and prioritize the need to act, on the basis of each system's importance, to ensure that its business systems will be made Year 2000 compliant. The Company has also begun a review of all process control systems, both proprietary and non-proprietary. This review revealed that certain Year 2000 issues exist. The Company does not believe these issues are material and will obtain the necessary technical resources to assist in making these systems Year 2000 compliant. Although the Company can provide no assurances, it estimates that it will cost no more than approximately $1,000,000 of incremental costs to make its business systems Year 2000 compliant and that these upgrades will be completed in the second quarter of 1999.

  The Company has also begun to review its top suppliers and customers to determine their progress in becoming Year 2000 compliant. This will allow the Company to determine whether a Year 2000 problem will impede the ability of its suppliers and customers to provide goods and services as the Year 2000 is approached and reached. An initial review indicated that all of its major suppliers and customers appear to be in the process of resolving any of their Year 2000 compliance issues and that they do not foresee any material problems. The Company will follow-up with all of its suppliers and customers to insure that all potential problems, including those of our individual plant locations and local suppliers, are managed correctly.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 AS COMPARED WITH YEAR ENDED DECEMBER 31, 1997
--------------------------------------------------------------------------

  Net sales for the year ended December 31, 1998 were $2,639.2 million, reflecting an increase of $311.9 million, or approximately 13%, over the $2,327.3 million reported in the year ended December 31, 1997. All major product categories achieved sales increases in 1998 as compared to 1997. These sales increases were impacted by continued favorable industry conditions and a gain in the Company's market share which the Company believes primarily resulted from continued emphasis on supporting its dealers and strong customer acceptance of new product introductions.

  Quarterly net sales and the percentage changes in net sales by quarter for 1998 versus 1997 were as follows (dollars in thousands):

                                1998       1997     CHANGE
                             ----------  ---------  -------
First Quarter............... $  561,664    514,993     9.1 %
Second Quarter..............    662,569    581,539    13.9
Third Quarter...............    691,954    600,843    15.2
Fourth Quarter..............    723,013    629,966    14.8
                             ----------  ---------    ----
  Total Year................ $2,639,200  2,327,341    13.4 %
                             ==========  =========    ====

  Gross profit for 1998 was $ 640.3 million (24.3% of net sales) and represented an increase over the gross profit of $519.2 million (22.3% of net sales) for 1997. Gross profit dollars for the current year were impacted favorably by better absorption of fixed costs through higher production volume and continued improvements in manufacturing efficiencies from restructuring efforts.

  Selling, general and administrative expenses for 1998 were $406.2 million (15.4% of net sales) compared to $354.5 million (15.2% of net sales) for 1997. Selling, general and administrative expenses as a percentage of net sales increased primarily due to higher sample expenses due to the introduction of new products in 1998.

  During the fourth quarter of 1998, the Company recorded a charge of $2.9 million for the write-down of fixed assets to be disposed of in connection with the World acquisition. Also, a $17.7 million charge was recorded for non-recurring costs associated with the World acquisition.

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

  Interest expense for the current year was $29.3 million compared to $34.6 million in 1997. The primary factor contributing to the decrease was a significant reduction in debt levels.

  In the current year, income tax expense was $74.8 million, or 41.0% of earnings before income taxes. In 1997, income tax expense was $48.2 million, representing 39.6% of earnings before income taxes. The primary reason for the increase in the 1998 effective income tax rate is that certain costs included in the non recurring pre-tax charge of $17.7 million related to the World acquisition are not deductible for income tax purposes.

YEAR ENDED DECEMBER 31, 1997 AS COMPARED WITH YEAR ENDED DECEMBER 31, 1996
--------------------------------------------------------------------------

  Net sales for the year ended December 31, 1997 were $2,327.3 million, reflecting an increase of $174.3 million, or approximately 8%, over the $2,153.0 million reported in the year ended December 31, 1996. All major product categories achieved sales increases in 1997 as compared to 1996. These sales increases were attributable to an improvement in the Company's market share which the Company believes primarily resulted from competitive changes in the retail segment of the industry, strong customer acceptance of new product introductions, expansion of residential warehousing operations, and further refinement of the sales organization to achieve better regional customer focus.

  Quarterly net sales and the percentage changes in net sales by quarter for 1997 versus 1996 were as follows (dollars in thousands):

                                     1997        1996     CHANGE
                                  -----------  ---------  -------
First Quarter..................... $  514,993    466,201    10.5%
Second Quarter....................    581,539    555,671     4.7
Third Quarter.....................    600,843    557,724     7.7
Fourth Quarter....................    629,966    573,420     9.9
                                   ----------  ---------    ----
  Total Year...................... $2,327,341  2,153,016     8.1%
                                   ==========  =========    ====

  Gross profit for 1997 was $519.2 million (22.3% of net sales) and represented an increase over the gross profit of $477.8 million (22.2% of net sales) for 1996. Gross profit dollars for 1997 were impacted favorably by manufacturing improvements from restructuring and consolidating the residential operations, higher production levels resulting in better absorption of fixed costs and a reduction in certain raw material prices.

  Selling, general and administrative expenses for 1997 were $354.5 million (15.2% of net sales) compared to $340.8 million (15.8% of net sales) for 1996. Selling, general and administrative expenses as a percentage of net sales decreased primarily due to lower administrative, bad debt and sample expenses.

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

  Interest expense for 1997 was $34.6 million compared to $37.5 million in 1996. The primary factor contributing to the decrease was a significant reduction in debt levels.

  In 1997, income tax expense was $48.2 million, or 39.6% of earnings before income taxes. In 1996, income tax expense was $38.3 million, representing 41.8% of earnings before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's primary capital requirements are for working capital, capital expenditures and acquisitions. The Company's capital needs are met through a combination of internally-generated funds, bank credit lines and credit terms from suppliers.

  The level of accounts receivable increased from $286.9 million at the beginning of 1998 to $321.1 million at December 31, 1998. The $34.2 million increase is attributable to strong sales growth. Inventories increased from $367.1 million at the beginning of 1998 to $412.2 million at December 31, 1998, due primarily to acquisitions and the need for a higher level of inventory to meet the increased sales volume.

  Capital expenditures totaled $78.5 million during 1998, and the Company spent an additional $36.6 million related to the Newmark and American Weavers acquisitions. The capital expenditures made during 1998 were incurred primarily to modernize and expand manufacturing facilities and equipment. The Company's capital projects are primarily focused on increasing capacity, improving productivity and reducing costs. Capital expenditures for Mohawk, including the $21.2 million of equipment used for the extrusion of polypropylene yarn that was acquired in a noncash transaction in 1996 and $72.8 million for acquisitions, have totaled $265.8 million over the past three years. Capital spending during 1999 is expected to range from $95 million to $105 million, the majority of which will be used to purchase equipment to increase production capacity and productivity. This amount excludes the $193 million that was paid in January 1999 to purchase Image.

  On January 28, 1999, the Company amended and restated its revolving credit agreement to increase total availability to $450 million, comprised of the Tranche A commitment of $250 million due on January 28, 2004 and the Tranche B commitment of $200 million due on January 27, 2000.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company's market risk-sensitive instruments do not subject the Company to material market risk exposures.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Reports...............................................................  17
Consolidated Balance Sheets as of December 31, 1998 and 1997................................  19
Consolidated Statements of Earnings for the Years ended December 31, 1998, 1997 and 1996....  20
Consolidated Statements of Stockholders' Equity for the Years ended
     December 31, 1998, 1997 and 1996.......................................................  21
Consolidated Statements of Cash Flows for the Years ended December 31, 1998, 1997 and 1996..  22
Notes to Consolidated Financial Statements..................................................  23

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


The Board of Directors and Stockholders
Mohawk Industries, Inc.:

We have audited the consolidated financial statements of Mohawk Industries, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in Item 14(a)2. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits. We did not audit the consolidated financial statements of World Carpets, Inc. and Subsidiary, a wholly owned subsidiary, as of June 28, 1998 and for each of the years in the two-year period ended June 28, 1998 (not presented herein), which financial statements have been combined with those of Mohawk Industries, Inc. and subsidiaries as of December 31, 1997 and for each of the years in the two-year period ended December 31, 1997, respectively. The consolidated financial statements of World Carpets, Inc. and Subsidiary reflect total assets constituting 18 percent as of December 31, 1997 and total net sales constituting 19 percent for each of the years in the two-year period ended December 31, 1997, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for World Carpets, Inc. and Subsidiary, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mohawk Industries, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                                            KPMG LLP


Atlanta, Georgia
February 5, 1999, except for the
seventh paragraph
of note 2 as to which the date is
March 9, 1999

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------



To the Board of Directors
and Shareholders of
World Carpets, Inc.

In our opinion, the consolidated balance sheets and the related consolidated statements of operations, of changes in shareholder's equity and of cash flows present fairly, in all material respects, the financial position of World Carpets, Inc. and its subsidiary (the "Company") at June 28, 1998, and the results of their operations and their cash flows for the years ended June 28, 1998 and June 29, 1997 (not presented separately herein), in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of the Company for any period subsequent to June 28, 1998.



PricewaterhouseCoopers LLP
Atlanta, Georgia

September 21, 1998

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1998 AND 1997

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                              ASSETS                                                   1998              1997
                                                                                                 ---------------     --------------
Current assets:
       Cash............................................................................          $            -                145
       Receivables.....................................................................                 321,126            286,871
       Inventories.....................................................................                 412,194            367,076
       Prepaid expenses................................................................                  21,283             15,547
       Deferred income taxes...........................................................                  52,304             39,082
                                                                                                 ---------------     --------------
                      Total current assets.............................................                 806,907            708,721
Property, plant and equipment, net.....................................................                 422,922            391,101
Other assets...........................................................................                 101,577             76,735
                                                                                                 ---------------     --------------
                                                                                                 $    1,331,406          1,176,557
                                                                                                 ===============     ==============

                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Current portion of long-term debt...............................................          $       34,176             41,529
       Accounts payable and accrued expenses...........................................                 353,514            285,084
                                                                                                 ---------------     --------------
                      Total current liabilities........................................                 387,690            326,613
Deferred income taxes..................................................................                  29,835             30,311
Long-term debt, less current portion...................................................                 321,792            336,209
Other long-term liabilities............................................................                   5,380              6,291
                                                                                                 ---------------     --------------
                      Total liabilities................................................                 744,697            699,424
                                                                                                 ---------------     --------------

Stockholders' equity:
       Preferred stock, $.01 par value; 60 shares authorized; no shares issued.........                       -                  -
       Common stock, $.01 par value; 150,000 shares authorized; 57,383 and 57,067
         shares issued in 1998 and 1997, respectively..................................                     574                571
       Additional paid-in capital......................................................                 168,797            164,140
       Retained earnings...............................................................                 417,338            312,422
                                                                                                 ---------------     --------------
                       Total stockholders' equity......................................                 586,709            477,133
Commitments and contingencies (Notes 10 and 13)........................................
                                                                                                 ---------------     --------------
                                                                                                 $    1,331,406          1,176,557
                                                                                                 ===============     ==============

         See accompanying notes to consolidated financial statements.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                 YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               1998             1997           1996
                                                            ----------       ---------       ---------
Net sales.............................................      $2,639,200       2,327,341       2,153,016
Cost of sales ........................................       1,998,903       1,808,137       1,675,221
                                                            ----------       ---------       ---------
     Gross profit.....................................         640,297         519,204         477,795
Selling, general and administrative expenses..........         406,170         354,528         340,770
Restructuring costs...................................               -               -             700
Carrying value reduction of property, plant
 and equipment and other assets.......................           2,900           5,500           3,060
Compensation expense for stock option exercises.......               -           2,600               -
                                                            ----------       ---------       ---------
     Operating income.................................         231,227         156,576         133,265
                                                            ----------       ---------       ---------
Other expense:
  Interest expense....................................          29,290          34,551          37,522
  Acquisition costs - World Merger....................          17,700               -               -
  Other expense, net..................................           1,849             447           4,080
                                                            ----------       ---------       ---------
                                                                48,839          34,998          41,602
                                                            ----------       ---------       ---------
     Earnings before income taxes.....................         182,388         121,578          91,663
Income taxes..........................................          74,776          48,154          38,285
                                                            ----------       ---------       ---------
     Net earnings.....................................      $  107,612          73,424          53,378
                                                            ==========       =========       =========

Basic earnings per share..............................      $     1.88            1.29            0.95
                                                            ==========       =========       =========

Weighted-average common shares outstanding............          57,243          56,812          56,160
                                                            ==========       =========       =========

Diluted earnings per share............................      $     1.86            1.28            0.94
                                                            ==========       =========       =========
Weighted-average common and dilutive potential
 common shares outstanding............................          57,984          57,303          56,749
                                                            ==========       =========       =========

         See accompanying notes to consolidated financial statements.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                (IN THOUSANDS)

                                                                      ADDITIONAL                                       TOTAL
                                                  COMMON STOCK         PAID-IN    RETAINED   TREASURY    STOCK     STOCKHOLDER'S
                                              ----------------------
                                               SHARES       AMOUNT     CAPITAL    EARNINGS    STOCK     OPTIONS       EQUITY
                                              ---------    ---------  ---------  ----------  --------  ----------  ------------
Balances at December 31, 1995.........           51,591    $     516    122,575     155,822     (115)      (317)     278,481
Pooling of World......................            4,900           49     28,071      29,846        -          -       57,966
Stock options exercised...............              116            1      1,207           -      115          -        1,323
Dividends paid........................                -            -          -         (24)       -          -          (24)
Tax benefit from exercise of stock
     options..........................                -            -      7,606           -        -          -        7,606
Amortization of deferred
     compensation.....................                -            -          -           -        -        317          317
Net earnings..........................                -            -          -      53,378        -          -       53,378
                                              ----------   ----------   ---------   ---------  --------   --------   ---------
Balances at December 31, 1996.........           56,607          566    159,459     239,022        -          -      399,047
Stock options exercised...............              460            5      3,631           -        -          -        3,636
Dividends paid........................                -            -          -         (24)       -          -          (24)
Tax benefit from exercise of stock
     options..........................                -            -      1,050           -        -          -        1,050
Net earnings..........................                -            -          -      73,424        -          -       73,424
                                              ----------   ----------   ---------   ---------  --------   --------   ---------
Balances at December 31, 1997.........           57,067          571    164,140     312,422        -          -      477,133
Stock options exercised...............              316            3      4,414           -        -          -        4,417
Dividends paid........................                -            -          -         (24)       -          -          (24)
Tax benefit from exercise of stock
     options..........................                -            -        243           -        -          -          243
Adjustments to conform fiscal year end
     of World.........................                -            -          -       2,672)       -          -       (2,672)
Net earnings..........................                -            -          -     107,612        -          -      107,612
                                              ----------   ----------   ---------   ---------  --------   --------   ---------
Balances at December 31, 1998.........           57,383    $     574    168,797     417,338        -          -      586,709
                                              ==========   ===========  =========   =========  ========   ========   =========

         See accompanying notes to consolidated financial statements.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                (IN THOUSANDS)

                                                                                        1998            1997          1996
                                                                                     -----------     ----------    ---------
Cash flows from operating activities:
     Net earnings.............................................................         $  107,612       73,424       53,378
     Adjustments to reconcile net earnings to net cash provided by operating activities:
          Depreciation and amortization.......................................             67,897       68,377       62,281
          Deferred income taxes...............................................            (13,744)      (3,440)       4,348
          Provision for doubtful accounts.....................................             13,173        8,434       13,213
          (Gain) loss on sale of property, plant and equipment................              2,121         (396)       1,302
          Carrying value reduction of property, plant and equipment and other
           assets.............................................................              2,900        5,500        3,060
          Compensation expense for stock option exercises.....................                  -        2,600            -
          Changes in assets and liabilities, net of effects of acquisitions:
             Receivables......................................................            (38,743)     (29,254)     (69,560)
             Inventories......................................................            (30,251)      25,725      (12,662)
             Accounts payable and accrued expenses............................             60,159       26,607        3,359
             Other assets and prepaid expenses................................             (8,530)       1,941       (7,291)
             Other liabilities................................................             (1,672)      (2,571)       4,868
                                                                                       ------------   ----------   ----------
               Net cash provided by operating activities......................            160,922      176,947       56,296
                                                                                       ------------   ----------   ----------
Cash flows from investing activities:
      Proceeds from sale of property, plant and equipment and other assets....                  -        2,092        3,284
      Additions to property, plant and equipment..............................            (78,488)     (42,953)     (49,985)
      Acquisitions............................................................            (36,574)     (34,141)      (2,122)
      Other...................................................................                  -          895          159
               Net cash used in investing activities..........................           (115,062)     (74,107)     (48,664)
                                                                                       ------------   ----------   ----------
Cash flows from financing activities:
     Net change in revolving line of credit...................................             85,347      (83,131)     (27,179)
     Payment of note payable..................................................                  -      (21,200)           -
     Payments on term loans...................................................            (35,958)     (20,337)     (13,754)
     Redemption of acquisition indebtedness...................................           (102,201)           -            -
     Proceeds from new loan...................................................                  -       10,661       24,681
     Proceeds from Industrial Revenue Bonds and other, net of payments........             11,329       11,593            -
     Change in outstanding checks in excess of cash...........................             (6,486)      (5,841)        (391)
     Dividends paid...........................................................                (24)         (24)         (24)
     Common stock transactions................................................              1,988        4,686        9,246
                                                                                       ------------   ----------   ----------
                Net cash used in financing activities.........................            (46,005)    (103,593)      (7,421)
                                                                                       ------------   ----------   ----------
                Net change in cash............................................               (145)        (753)         211
Cash, beginning of year.......................................................                145          898          687
                                                                                       ------------   ----------   ----------
Cash, end of year.............................................................         $        -          145          898
                                                                                       ============   ==========   ==========

        See accompanying notes to consolidated financial statements.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1998, 1997 AND 1996

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  Basis of Presentation

          The consolidated financial statements include the accounts of Mohawk Industries, Inc. and its subsidiaries (the "Company" or "Mohawk"). All significant intercompany balances and transactions have been eliminated in consolidation. On November 12, 1998, the Company acquired all of the outstanding capital stock of World Carpets, Inc. ("World") in exchange for approximately 4,900 shares of the Company's common stock ("Merger"). On November 12, 1998, the Securities and Exchange Commission declared effective a shelf registration statement to register for resale approximately 4,900 shares of Company common stock issued in connection with the Merger. The historical consolidated financial statements have been restated to give retroactive effect to the Merger. The Merger is being accounted for as a pooling-of-interests in the accompanying consolidated financial statements.

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

     (b)  Accounts Receivable and Revenue Recognition

          The Company is a broadloom carpet and rug manufacturer and sells carpet and rugs throughout the United States for principally residential use. The Company grants credit to customers, most of whom are retail carpet dealers, under credit terms that are customary in the industry.

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

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

     (f)  Earnings per Share ("EPS")

          The Company applies the provisions of Financial Accounting Standards Board ("FASB") FAS No. 128, Earnings per Share, which requires companies to present basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

          The Company's weighted-average common and dilutive potential common shares outstanding have been adjusted for the 3-for-2 stock split approved by the Board of Directors on October 23, 1997 and paid on December 4, 1997 to holders of record on November 4, 1997 and the World merger. Dilutive common stock options are included in the diluted EPS calculation using the treasury stock method. Common stock options that were not included in the diluted EPS computation because the options' exercise price was greater than the average market price of the common shares for the periods presented are immaterial.

     (g)  Financial Instruments

          The Company's financial instruments consist primarily of cash, accounts receivable, accounts payable, notes payable and long-term debt. The carrying amount of cash, accounts receivable, accounts payable and notes payable approximates their fair value because of the short-term maturity of such instruments. Interest rates that are currently available to the Company for issuance of long-term debt with similar terms and remaining maturities are used to estimate the fair value of the Company's long-term debt. The estimated fair value of the Company's long-term debt at December 31, 1998 and 1997 was $363,121 and $388,848, compared to a carrying amount of $355,968 and $377,738, respectively.

     (h)  Fiscal Year

          The Company ends its fiscal year on December 31. Each of the first three quarters in the fiscal year ends on the Saturday nearest the calendar quarter end.

     (i)  Goodwill

          Goodwill arises in connection with business combinations accounted for as purchases. Goodwill is amortized primarily on a straight-line basis over 40 years. Amortization charged to earnings was $2,437 in 1998, $2,518 in 1997 and $2,047 in 1996.

     (j)  Impairment of Long-Lived Assets

          The Company accounts for long-lived assets in accordance with the provisions of FAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Under FAS No. 121, the Company evaluates impairment of long-lived assets on a business unit basis, rather than on an aggregate entity basis, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets is based on the fair value of the asset.

     (k)  Effect of New Accounting Pronouncement

          In 1997, the FASB issued FAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which supersedes FAS No. 14, Financial Reporting for Segments of a Business Enterprise. This statement, which the Company was required to adopt in fiscal year 1998, requires public companies to report certain financial and descriptive information about their reportable operating segments, including related disclosures about products and services, geographic areas and major customers. The implementation of FAS No. 131 did not have a material effect on the Company's consolidated financial statements.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

     (l)  Reclassifications

          Certain prior period financial statement balances have been reclassified to conform with the current period's presentation.

(2)  ACQUISITIONS

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

     The Company completed its acquisitions of Newmark & James, Inc. and American Weavers, LLC on June 30, 1998 and August 10, 1998, respectively. Both of these acquisitions have been accounted for under the purchase method of accounting and their results are included in the Company's 1998 consolidated statement of earnings from the respective dates of acquisition.

     On November 12, 1998, the Company acquired all of the outstanding capital stock of World in exchange for approximately 4,900 shares of the Company's common stock. The acquisition of World has been accounted for under the pooling-of-interests basis of accounting and, accordingly, the Company's historical consolidated financial statements have been restated to include the accounts and results of operations of World. The Company incurred before tax, nonrecurring charges aggregating $20,600 in the fourth quarter of 1998 related to the Merger with World, of which $17,700 of the charge is recorded as non-operating expense and $2,900 of the charge is recorded as a write-down of World computer equipment that will be disposed of.

     The results of operations previously reported by the separate enterprises and the combined amounts presented in the accompanying consolidated financial statements are presented below:

                                      NINE MONTHS
                                        ENDED           YEARS ENDED DECEMBER 31,
                                                        ------------------------
                                     SEPT. 26, 1998        1997          1996
                                     ---------------    ----------     ---------
                                      (UNAUDITED)
        Net sales:
            Mohawk...............    $    1,582,493      1,901,352     1,779,389
            World................           333,694        425,989       373,627
                                          ---------      ---------     ---------
                Combined.........    $    1,916,187      2,327,341     2,153,016
                                          =========      =========     =========

        Net earnings:
            Mohawk...............    $       77,829         68,030        49,050
            World................             4,984          5,394         4,328
                                          ---------      ---------     ---------
                Combined.........    $       82,813         73,424        53,378
                                          =========      =========     =========

     Prior to the combination, World's fiscal year ended on the Sunday closest to June 30. In recording the pooling-of-interests combination, World's financial statements for the year ended December 31, 1998 were combined with Mohawk's consolidated financial statements for the same period. World's financial statements for the years ended June 28, 1998 and June 29, 1997 were combined with Mohawk's financial statements for the years ended December 31, 1997 and 1996, respectively. An adjustment has been made to stockholders' equity in the year ended December 31, 1998 to eliminate the effect of including World's results of operations for the six months ended June 28, 1998 in the Company's consolidated financial statements for the years ended December 31, 1998 and 1997. There were no significant intercompany transactions between Mohawk and World prior to the combination.

     On January 29, 1999, the Company acquired certain assets of Image Industries, Inc. for approximately $193,000, including acquisition costs and the assumption of $30,000 of tax exempt debt. The acquisition will be accounted for using the purchase method of accounting.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

     On March 9, 1999, the Company acquired all of the outstanding capital stock of Durkan Patterned Carpets, Inc. ("Durkan") and certain notes payable to Durkan shareholders for 3,150 shares of the Company's common stock.

The acquisition of Durkan will be accounted for under the pooling-of-interests basis of accounting and, accordingly, the Company's historical consolidated financial statements will be restated to include the accounts and results of operations of Durkan.

(3) RECEIVABLES


       Receivables are as follows:

                                                                                          1998               1997
                                                                                      -----------       -------------
       Customers, trade..........................................................     $   375,448             337,520
       Other.....................................................................           2,919                 956
                                                                                      -----------       -------------
                                                                                          378,367             338,476
       Less allowance for discounts, returns, claims and doubtful accounts.......          57,241              51,605
                      Net receivables............................................     -----------       -------------
                                                                                      $   321,126             286,871
                                                                                      ===========       =============

(4) INVENTORIES

       The components of inventories are as follows:

                                                                                        1998               1997
                                                                                    -----------       -------------
              Finished goods....................................................    $   215,365           185,162
              Work in process...................................................         57,829            53,892
              Raw materials.....................................................        139,000           128,022
                                                                                    -----------       -------------
                      Total inventories.........................................    $   412,194           367,076
                                                                                    ===========       =============

(5) PROPERTY, PLANT AND EQUIPMENT

      Following is a summary of property, plant and equipment:

                                                                                          1998             1997
                                                                                     -----------       -------------
      Land......................................................................     $    13,449            12,746
      Buildings and improvements................................................         160,917           153,486
      Machinery and equipment...................................................         571,175           527,218
      Furniture and fixtures....................................................          32,306            18,590
      Leasehold improvements....................................................           4,143             3,256
      Construction in progress..................................................          43,237            20,666
                                                                                     -----------       -------------
                                                                                         825,227           735,962
      Less accumulated depreciation and amortization............................         402,305           344,861
                                                                                     -----------       -------------
              Net property, plant and equipment.................................     $   422,922           391,101
                                                                                     ===========       =============

     Property, plant and equipment includes capitalized interest of $1,661, $799 and $1,180 in 1998, 1997 and 1996, respectively.

     During 1998, the Company recorded a charge of $2,900 related to a write-down of computer equipment acquired in the World acquisition that will be disposed of.

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

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

(6) OTHER ASSETS

      The components of other assets are summarized below:

                                                                                     1998                1997
                                                                               --------------       -------------
      Goodwill, net of accumulated amortization of $10,363 and $8,266,
        respectively.....................................................      $       85,972              59,823
      Other assets.......................................................              15,605              16,912
                                                                               --------------       -------------
               Total other assets........................................      $      101,577              76,735
                                                                               ==============       =============

(7) LONG-TERM DEBT

     On April 15, 1997, the Company amended and restated its credit agreement to provide for an interest rate of either (i) LIBOR plus 0.2% to 0.5%, depending upon the Company's performance measured against certain financial ratios, or
(ii) the prime rate less 1.0%. Additionally, the termination date of the credit agreement was extended to May 15, 2002. At December 31, 1998, the Company had credit availability of $250,000 under its revolving credit line of which $121,078 was unused. The credit agreement contains customary financial and other covenants and restricts cumulative dividend payments to $10,000 as adjusted based on the Company's performance and dividend payments. The Company must pay an annual facility fee ranging from .0015 to .0025 of the total credit commitment, depending upon the Company's performance measured against specific coverage ratios, under the revolving credit line.

     The capital stock of each of the Company's subsidiaries has been pledged as collateral under the credit agreement, the term loans and the senior notes.

     On February 7, 1997, World amended the terms of its revolving and term loan facility. Under the amended terms, World could borrow up to $102,000, based on eligible accounts receivable and inventory balances. Interest on the revolving credit facility is payable monthly at a rate equal to the prime rate minus 0.25% or LIBOR plus 2% (8.25% at June 28, 1998. Interest on the term loans is payable monthly at a rate equal to the prime rate plus 0.25% or LIBOR plus 2.5% (8.5% at June 28, 1998). The line of credit expires February 7, 2002. The term loans are payable in sixty equal monthly principal instalments of approximately $321, plus interest at the rate stated above. The loans are secured by substantially all accounts receivable, inventory and property, plant and equipment of World. Under the terms of the revolving line of credit agreement, World incurs a fee equal to 3/8% per year on the unused balance of the revolving line of credit. The fee is paid monthly.

     On January 28, 1999, the Company amended and restated its credit agreement to increase the total availability to $450,000, comprised of the Tranche A commitment of $250,000 due on January 28, 2004 and the Tranche B commitment of $200,000 due on January 27, 2000.

      Long-term debt consists of the following:

                                                                                                    1998                1997
                                                                                              ---------------       -------------
          Revolving line of credit, due May 15, 2002.....................................        $128,922              48,800
          World revolving line of credit, due February 7, 2002...........................            -                 58,872
          World term loans...............................................................            -                 21,857
          8.46% senior notes, payable in annual principal installments beginning in
             1998, due September 16, 2004, interest payable quarterly....................          85,714             100,000
          7.14%-7.23% senior notes, payable in annual principal installments
             beginning in 1997, due September 1, 2005, interest payable semiannually.....          66,111              75,556
          8.48% term loans, payable in annual principal installments, due October 26,
             2002, interest payable quarterly............................................          22,857              28,571
          9.5% senior notes, payable in annual principal installments, due April 1,
             1998, interest payable semiannually.........................................            -                  3,750
          7.58% senior notes, payable in annual principal installments beginning in
             1997, due July 30, 2003, interest payable semiannually......................           7,143               8,571

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

   6% term note, payable in annual principal and interest
      installments beginning in 1998, due July 23, 2004..............................            8,014               9,350
   Industrial Revenue Bonds and other................................................           37,207              22,411
                                                                                            -----------          ----------
      Total long-term debt...........................................................          355,968              377,738
   Less current portion..............................................................           34,176               41,529
                                                                                            -----------          ----------
      Long-term debt, excluding current portion                                             $  321,792              336,209
                                                                                            ===========          ==========

The aggregate maturities of long-term debt as of December 31, 1998 are as follows:

            1999.......................................................       $        34,176
            2000.......................................................                33,786
            2001.......................................................                33,361
            2002.......................................................               162,237
            2003.......................................................                27,389
            Thereafter.................................................                65,019
                                                                              ---------------
                                                                              $       355,968
                                                                              ===============

(8) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

       Accounts payable and accrued expenses are as follows:

                                                                                                    1998               1997
                                                                                               ------------         ----------
          Outstanding checks in excess of cash....................................             $    26,894             33,655
          Accounts payable, trade.................................................                 153,217            138,699
          Accrued expenses........................................................                 122,532             70,986
          Accrued compensation....................................................                  50,871             41,744
                                                                                               ------------         ----------
              Total accounts payable and accrued expenses.........................             $   353,514            285,084
                                                                                               ============         ==========

(9) STOCK OPTIONS AND STOCK COMPENSATION

      Under the Company's 1992 and 1993 stock option plans, options may be granted to directors and key employees through 2002 and 2003 to purchase a maximum of 2,250 and 675 shares of common stock, respectively. During 1998, options to purchase 165 and 9 shares, respectively, were granted under these plans. Options granted under each of these plans expire ten years from the date of grant and become exercisable at such dates and at prices as determined by the Compensation Committee of the Company's Board of Directors.

      During 1996, the Company adopted the 1997 Non-Employee Director Stock Compensation Plan. The plan provides for awards of common stock of the Company for non-employee directors to receive in lieu of cash for their annual retainers. During 1998, a total of 3 shares were awarded to the non-employee directors under the plan.

      During 1997, the Board of Directors adopted the 1997 Long-Term Incentive Plan whereby the Company reserved 2,550 shares of common stock for issuance in connection with options and awards. During 1998, a total of 21 shares were awarded to employees under this plan.

      Additional information relating to the Company's stock option plans follows:

                                                                         1998               1997                1996
                                                                      ---------           --------           ---------
       Options outstanding at beginning of year...............          1,568              2,142               3,839
       Options granted........................................            174                 65                 621
       Options exercised......................................           (316)              (460)             (2,069)
       Options canceled.......................................            (39)              (179)               (249)
                                                                      ---------           --------           ---------
       Options outstanding at end of year.....................          1,387              1,568               2,142
                                                                      =========           ========           =========
       Options exercisable at end of year.....................            686                742                 655
                                                                      =========           ========           =========

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

       Option prices per share:
       Options granted during the year......................     $ 17.23 - 32.31          5.67 - 19.38            9.94 - 11.33
                                                                 ===============         =============           =============
       Options exercised during the year....................     $  5.67 - 19.38           .02 - 19.17             .01 - 14.50
                                                                 ===============         =============           =============
       Options canceled during the year.....................     $  5.67 - 31.94          5.67 - 19.17            5.67 - 19.17
                                                                 ===============         =============           =============
       Options outstanding at end of year...................     $  5.61 - 32.31          5.61 - 19.38             .03 - 19.17
                                                                 ===============         =============           =============

     A charge of $2,600 was recorded in the fourth quarter of 1997 for income tax reimbursements to be made to certain executives for the exercise of stock options. The income tax reimbursements were recorded in connection with stock options granted in 1988 and 1989 related to the Company's 1988 leveraged buyout. The agreements allowed the Company to receive an income tax benefit on its tax return for the tax effect of the taxable compensation provided to the individuals upon the exercise of these options. Such income tax benefit resulted in a direct increase in stockholders' equity of $7,606 in 1996 primarily from the exercise of these options.

     FAS No. 123, Accounting for Stock-Based Compensation, established a new method of accounting for stock-based compensation arrangements with an entity's employees. The new method is a fair value based method rather than the intrinsic value based method prescribed by APB No. 25, Accounting for Stock Issued to Employees. FAS No. 123 allows entities to retain the current approach set forth in APB No. 25 for recognizing stock-based compensation expense in the basic financial statements. Entities electing to apply the provisions of APB No. 25 are required to make pro forma disclosures of net earnings and earnings per share as if the fair value based method had been used. The Company continues to apply the provisions of APB No. 25 for purposes of measuring compensation cost in adopting FAS No. 123. The effect of the pro forma disclosure requirements of FAS No. 123 on the Company's results of operations for the years presented is immaterial.

(10) EMPLOYEE BENEFIT PLANS

     The Company has a 401(k) retirement savings plan (the "Plan") open to substantially all of its employees who have completed one year of eligible service. The Company contributes $0.50 for every $1.00 of employee contributions up to a maximum of 4% of the employee's salary. Employee and employer contributions to the Plan were $12,345 and $4,213 in 1998, $9,334 and $3,075 in 1997 and $6,499 and $2,132 in 1996, respectively.

     A portion of the employees who were not eligible to participate in the Plan participated in a defined contribution profit sharing plan through June 1997. After June 1997, the employee balances in the profit sharing plan were rolled over into the 401(k) retirement savings plan. Contributions were discretionary and the Company expensed $991 and $2,130 for the years ended December 31, 1997 and 1996, respectively.

     World maintains the World Carpet Savings Retirement Plan (the "Plan"), a defined contribution 401(k) plan covering substantially all employees. Employees are eligible to participate upon completion of one year of service. Under the terms of the Plan, World may match employee contributions up to a maximum of 2% of the employee's salary and employees vest in the contributions based on years of credited service. For the years ended December 31, 1998, 1997 and 1996, the Company contributed approximately $703, $698 and $629 to the Plan, respectively.

(11) RESTRUCTURING COSTS

     During the fourth quarter of 1996, the Company decided to close a spinning mill in Belton, South Carolina, the operations of which were consolidated into other Mohawk facilities. For the year ended December 31, 1996, the Company recorded restructuring costs of $700 related to employee termination benefits, environmental clean-up and other costs associated with the mill closing. The after-tax effect of the restructuring costs for the year was $415. Additionally, in 1996 the Company made payments of $1,125 and reclassed $5,266 to other liability or reserve accounts in connection with mill closings in 1996 and prior years.

(12) INCOME TAXES

     Income tax expense attributable to earnings before income taxes for the years ended December 31, 1998, 1997 and 1996 consists of the following:

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

                                                                   CURRENT         DEFERRED         TOTAL
                                                                -------------    ------------    -------------
     1998:
          U.S. federal......................................    $   72,218         (11,767)         60,451
          State and local...................................        17,099          (2,774)         14,325
                                                                -------------    ------------    -------------
                                                                $   89,317         (14,541)         74,776
                                                                =============    ============    =============
     1997:
          U.S. federal......................................    $   42,994          (2,800)         40,194
          State and local...................................         8,600            (640)          7,960
                                                                -------------    ------------    -------------
                                                                $   51,594          (3,440)         48,154
                                                                =============    ============    =============
     1996:
          U.S. federal......................................    $   31,363             955          32,318
          State and local...................................         2,574           3,393           5,967
                                                                -------------    ------------    -------------
                                                                $   33,937           4,348          38,285
                                                                =============    ============    =============


     Income tax expense attributable to earnings before income taxes differs from the amounts computed by applying the U.S. federal income tax rate of 35% for Mohawk and 34% for World to earnings before income taxes as follows:

                                                                     1998            1997            1996
                                                                --------------   -------------   -------------
     Computed "expected" tax expense........................    $       63,836          42,461          31,993
     State and local income taxes, net of federal
       income tax benefit...................................             9,311           4,810           2,377
     Amortization of goodwill...............................               746             472             519
     Other, net.............................................               883             411           3,396
                                                                --------------   -------------   -------------
                                                                $       74,776          48,154          38,285
                                                                ==============   =============   =============


     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are presented below:

                                                                                     1998            1997
                                                                                 -------------   -------------
     Deferred tax assets:
         Accounts receivable..............................................       $      16,845          19,387
         Inventories......................................................               6,946             969
         Accrued expenses.................................................              28,583          18,451
         Purchased net operating loss carryforwards.......................                   -           6,025
         Other............................................................               1,990           1,385
                                                                                 -------------   -------------
                 Gross deferred tax assets................................              54,364          46,217
                                                                                 -------------   -------------
     Deferred tax liabilities:
         Plant and equipment..............................................             (31,895)        (32,946)
         Other............................................................                   -          (4,500)
                                                                                 -------------   -------------
             Gross deferred tax liabilities...............................             (31,895)        (37,446)
                                                                                 -------------   -------------
             Net deferred tax asset.......................................       $      22,469           8,771
                                                                                 =============   =============

     Based upon the level of historical and projected taxable income over periods which the deferred tax assets are deductible, the Company's management believes it is more likely than not the Company will realize the benefits of these deductible differences at December 31, 1998.

(13) COMMITMENTS AND CONTINGENCIES

     The Company is obligated under various operating leases for office and manufacturing space, machinery and equipment.

     Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) at December 31, 1998 are:

                    OHAWK INDUSTRIES, INC. AND SUBSIDIARIES

        YEARS ENDING
        DECEMBER 31,
        ------------
        1999..........................................   $   18,207
        2000..........................................       15,813
        2001..........................................       11,932
        2002..........................................        8,140
        2003..........................................        6,595
        Thereafter....................................        4,960
                                                         -----------
        Total minimum lease payments..................   $   65,647
                                                         ===========

     Rental expense under operating leases was $26,882, $20,475 and $17,677 in 1998, 1997 and 1996, respectively.

     In December 1995, the Company and four other carpet manufacturers were added as defendants in a purported class action lawsuit, In re Carpet Antitrust Litigation, pending in the United States District Court for the Northern District of Georgia, Rome Division. The amended complaint alleges price fixing regarding polypropylene products in violation of Section One of the Sherman Act. In September 1997, the Court determined that the plaintiffs met their burden of establishing the requirements for class certification and granted the plaintiffs' motion to certify the class. The Company is a party to two consolidated lawsuits captioned Gaehwiler v. Sunrise Carpet Industries, Inc. et. al. and Patco Enterprises, Inc. v. Sunrise Carpet Industries, Inc. et. al.; both of which were filed in the Superior Court of the State of California, City and County of San Francisco in 1996. Both complaints were brought on behalf of a purported class of indirect purchasers of carpet in the State of California and seek damages for alleged violations of California antitrust and unfair competition laws. The complaints filed do not specify any amount of damages but do request for any unlawful conduct to be enjoined and treble damages plus reimbursement for fees and costs. In October 1998, two plaintiffs, on behalf of an alleged class of purchasers of nylon carpet products, filed a complaint in the United States District Court for the Northern District of Georgia against the Company and two of its subsidiaries as well as a competitor and one of its subsidiaries. The complaint alleges that the Company acted in concert with other carpet manufacturers to restrain competition in the sale of certain nylon carpet products. The Company has filed an answer and denied the allegations in the complaint and set forth its defenses. In February 1999, a similar complaint was filed in the Superior Court of the State of California, City and County of San Francisco, on behalf of a purported class based on indirect purchases of nylon carpet in the State of California and alleges violations of California antitrust and unfair competition laws. The complaints described above do not specify any specific amount of damages but do request injunctive relief and treble damages plus reimbursement for fees and costs. The Company believes it has meritorious defenses and intends to vigorously defend against these actions.

(14) CONSOLIDATED STATEMENTS OF CASH FLOWS INFORMATION

     Supplemental disclosures of cash flow information are as follows:

                                                            1998             1997             1996
                                                        -------------    -------------    -------------
     Net cash paid during the year for:
         Interest..................................     $     29,156           35,926           37,949
                                                        =============    =============    =============
         Income taxes..............................     $     72,174           52,368           23,721
                                                        =============    =============    =============


(15) QUARTERLY FINANCIAL DATA (UNAUDITED)

     The supplemental quarterly financial data are as follows:

                                                                              QUARTERS ENDED
                                                      ---------------------------------------------------------------
                                                        MARCH 28,         JUNE 27,        SEPT. 26,       DEC. 31,
                                                          1998              1998            1998            1998
                                                      -------------    --------------   -------------   -------------
Net sales......................................       $     561,664           662,569         691,954         723,013
Gross profit...................................             124,839           165,963         167,293         182,202
Net earnings...................................              14,595            33,495          34,723          24,799
Basic earnings per share.......................                0.26              0.59            0.61            0.43
Diluted earnings per share.....................                0.25              0.58            0.60            0.43

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

                                                                 QUARTERS ENDED
                                                ----------------------------------------------------
                                                 MARCH 29,   JUNE 28,      SEPT. 27,     DEC . 31,
                                                   1997        1997          1997          1997
                                                ---------   ----------   -----------   -------------
Net sales..................................     $ 514,993      581,539       600,843         629,966
Gross profit...............................       109,881      129,852       136,231         143,240
Net earnings...............................         8,731       18,899        22,184          23,610
Basic earnings per share...................          0.15         0.33          0.39            0.41
Diluted earnings per share.................          0.15         0.33          0.39            0.41

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this item is incorporated by reference to information contained in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders under the following headings: "Election of Directors-- Director, Director Nominee and Executive Officer Information"; "--Nominees for Director"; "--Continuing Directors"; "--Executive Officers;" and "--Section 16a Beneficial Ownership Reporting Compliance."

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this item is incorporated by reference to information contained in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders under the following headings: "Executive Compensation and Other Information--Summary of Cash and Certain Other Compensation"; "-- Option Grants"; "--Option Exercises and Holdings"; "--Pension Plans"; "--Certain Relationships and Related Transactions"; and "Election of Directors--Meetings and Committees of the Board of Directors."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item is incorporated by reference to information contained in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders under the following heading: "Executive Compensation and Other Information--Principal Stockholders of the Company."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item is incorporated by reference to information contained in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders under the following heading: "Executive Compensation and Other Information--Certain Relationships and Related Transactions."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (A) 1.  CONSOLIDATED FINANCIAL STATEMENTS

  The Consolidated Financial Statements of Mohawk Industries, Inc. and subsidiaries listed in Item 8 of Part II are incorporated by reference into this item.

  2.  CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

      Schedule I-Condensed Financial Information of Registrant............46
      Schedule II-Consolidated Valuation and Qualifying Accounts..........49

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

   *2.6   Agreement and Plan of Merger by and among Mohawk, WC Acquisition
            Corp., World Carpets, Inc. and the shareholders of World Carpets, Inc. dated as of October 22, 1998. (Incorporated herein by reference to Appendix A of the Mohawk Registration Statement on Form S-3, Registration No. 333-66061, as filed October 22, 1998).

   *2.7   Asset Purchase Agreement by and among Aladdin Manufacturing
            Corporation, Image Industries, Inc. and The Maxim Group, Inc. dated as of November 12, 1998, as amended and restated on January 29, 1999. (Incorporated herein by reference to Exhibit 2.1 in Mohawk's Current Report on Form 8-K dated January 29, 1999).

    3.1   Restated Certificate of Incorporation of Mohawk, as amended.

   *3.2   Amended and Restated Bylaws of Mohawk. (Incorporated herein by reference to Exhibit 3.2 in Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

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

   *10.1  Lease dated August 1, 1985 between Horizon and Kay D. Owens concerning
            Coater I and General Administration Offices and Plant at South Industrial Boulevard in Calhoun, Georgia. (Incorporated herein by reference to Exhibit 10.3 of Horizon's Annual Report on Form 10-K for the fiscal year ended September 28, 1985 (SEC File No. 0-11492).)

   *10.2 Lease dated April 1, 1988 between Horizon and Kay D. Owens concerning the addition between the Tufting and Coater Buildings on South Industrial Boulevard in Calhoun, Georgia. (Incorporated herein by reference to Exhibit 10.24 in Mohawk's Registration Statement on Form S-1, Registration No. 33-53932.)

   *10.3  Lease dated August 15, 1989 between Joan Jones Webb and assigns and
            Aladdin related to a finished goods distribution warehouse in Miami, Florida. (Incorporated herein by reference to Exhibit 10.27 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

   *10.4  Lease dated October 15, 1990 between NBD Trust Company of Illinois and
            Aladdin related to a finished goods distribution warehouse in Romeoville, Illinois. (Incorporated herein by reference to Exhibit
            10.28 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

   *10.5 Lease dated October 3, 1994 between Almoda and Aladdin related to a finished goods distribution warehouse in Columbus, Ohio. (Incorporated herein by reference to Exhibit 10.29 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

   *10.6  Lease dated October 17, 1994 between Ventura County Employees'
            Retirement Association and Aladdin related to a finished goods distribution warehouse in Kent, Washington. (Incorporated herein by reference to Exhibit 10.34 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

   *10.7  Lease dated March 1, 1994 between Design Leasing and Holding Company,
            Inc. and American Rug Craftsmen, Inc. related to a manufacturing facility and warehouse in Calhoun, Georgia. (Incorporated herein by reference to Exhibit 10.35 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

   10.8 Lease dated May 1, 1997 between Opus East, LLC and Mohawk concerning a distribution warehouse in Glen Burnie, Maryland.

   10.9 Lease dated April 1, 1996 between Love Lock, LLC and Mohawk concerning a distribution warehouse in San Diego, California.

   10.10 Lease dated September 23, 1996 between West End Road Associates and Mohawk concerning a distribution warehouse in Pompton Plains, New Jersey.

   10.11 Lease dated September 1, 1996 between Catellus Development Corp. and Mohawk concerning a distribution warehouse in LaMirada, California.

   10.12 Lease dated November 27, 1996 between CP-Regency Business Park LTD and Aladdin concerning a distribution warehouse in Grand Prairie, Texas.

   10.13 Lease dated December 31, 1985 between General Bag & Burlap Company and Mohawk concerning a distribution warehouse in Philadelphia, Pennsylvania.

   10.14 Lease dated May 23, 1996 between Echota Properties, LLC and American Weavers concerning a manufacturing and warehousing facility in Calhoun, Georgia.

   10.15 Lease dated May 23, 1996 between Echota Properties, LLC and American Weavers concerning an addition to a manufacturing and warehousing facility in Calhoun, Georgia.

   10.16 Lease dated May 23, 1996 between Echota Properties, LLC and American Weavers concerning an addition to a manufacturing and warehousing facility in Calhoun, Georgia.

   10.17 Lease dated May 1, 1998 between Echota Properties, LLC and American Weavers concerning an addition to a manufacturing and warehousing facility in Calhoun, Georgia.

   10.18 Lease dated February 1, 1998 between Hugh C. Hoodenpyle and American Weavers concerning a manufacturing and warehousing facility in Haiwassee, Georgia.

   10.19 Lease dated October 1, 1998 between Hugh C. Hoodenpyle and American Weavers concerning an addition to a manufacturing and warehousing facility in Haiwassee, Georgia.

   10.20 Lease dated September 14, 1993 between WBP Properties and Newmark concerning a distribution warehouse in Dalton, Georgia.

   10.21 Lease dated November 21, 1987 between First American Bank of New York and Image, as amended on December 3, 1997 by an agreement between Charles Milford Morgan, Jr. d/b/a Morgan Trust Properties and Image, and as further amended on July 17, 1998 by an agreement between Milford Morgan Trust Properties and Image with respect to that certain warehouse located on Highway 114 in Lyerly, Georgia.

   10.22 Lease dated November 19, 1997 between James S. Owens Residual Trust, Diana O. Layson, Trustee, and Image with respect to that certain warehouse located at 713 South River Street in Calhoun, Georgia.

   10.23 Lease dated December 12, 1997 between Kay D. Owens Estate, Diana O. Layson, Executrix, and Image with respect to that certain warehouse located at 713 South River Street in Calhoun, Georgia.

   10.24 Lease dated December 14, 1992, between First Union National Bank of Georgia, as Trustee under item 8 u/w of James E. Minge; First Union National Bank of Georgia, as Trustee u/a W. G. Minge, dated September 15, 1987; First Union National Bank of Georgia and Jerry
            L. Minge, co-executors u/w/o C. A. Minge and Image, as amended by that certain lease modification and extension agreement dated July 24, 1995 with respect to that certain warehouse located at 15 Old Airport Road in Rome, Georgia.

   10.25 Lease dated June 1, 1998 between Intemark USA, Inc. and Image concerning a warehouse in Kensington, Georgia.

   10.26 Lease dated November 10, 1997 between Mohawk and Hayward Industrial Park Associates concerning a warehouse in Hayward, California.

  *10.27  Consolidated Amended and Restated Note Agreement dated as of
            September 3, 1993 for $70 million of senior notes, including $20 million uncommitted shelf facility, among Mohawk, Mohawk Carpet and The Prudential Insurance Company of America. (Incorporated herein by reference to Exhibit 10.2 in Mohawk's quarterly report on Form 10-Q for the quarter ended October 2, 1993.)

  *10.28  Letter dated February 24, 1994 amending the Consolidated, Amended and
            Restated Note Agreement dated September 3, 1993 among Mohawk, Mohawk Carpet and The Prudential Insurance Company of America. (Incorporated herein by reference to Exhibit 10.2 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

  *10.29 Letter dated as of September 16, 1994 of the Second Modification to the Consolidated, Amended and Restated Note Agreement dated September 3, 1993 among Mohawk, Mohawk Carpet Corporation and The Prudential Insurance Company of America. (Incorporated herein by reference to Exhibit 10.2 of Mohawk's Quarterly Report on Form 10-Q for the quarter ended October 1, 1994.)

  *10.30 Letter dated as of July 19, 1995 of the Third Modification to the Consolidated, Amended and Restated Note Agreement dated as of September 3, 1993 among Mohawk, Mohawk Carpet Corporation and The Prudential Insurance Company of America. (Incorporated herein by reference to Exhibit 10.6 of Mohawk's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.)

  *10.31 Letter dated as of September 29, 1995 of the Fourth Modification to the Consolidated, Amended and Restated Note Agreement dated as of September 3, 1993 among Mohawk, Mohawk Manufacturing Corporation (f/k/a Mohawk Carpet Corporation) and The Prudential Insurance Company of America. (Incorporated herein by reference to Exhibit
            10.10 of Mohawk's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.)

  *10.32 Letter dated as of March 12, 1996 of the Fifth Modification to the Consolidated, Amended and Restated Note Agreement dated September 3, 1993 among Mohawk, Mohawk Manufacturing Corporation (f/k/a Mohawk Carpet Corporation) and The Prudential Insurance Company of America. (Incorporated herein by reference to Exhibit 10.26 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

  *10.33 Letter dated as of October 17, 1997 of the Sixth Modification to the Consolidated, Amended And Restated Note Agreement dated September 3, 1993 among Mohawk, Aladdin Manufacturing Corporation (f/n/a Mohawk Manufacturing Corporation and prior to that k/a Mohawk Carpet Corporation) and The Prudential Insurance Company of America. (Incorporated herein by reference to Exhibit 10.1 in Mohawk's Registration Statement on Form S-3, Registration No. 333-45683.)

  *10.34  Second Amended and Restated Credit Agreement dated as of January 13,
            1995 among Mohawk Carpet, Mohawk, Wachovia Bank of Georgia, N.A. and First Union National Bank of Georgia. (Incorporated herein by reference to Exhibit 10.3 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

  *10.35  Third Amended and Restated Credit Agreement dated as of April 15,
            1997 among Mohawk, Aladdin Manufacturing Corporation, Wachovia Bank of Georgia, N.A. and First Union National Bank of Georgia. (Incorporated herein by reference to Exhibit 10 of Mohawk's Quarterly Report on Form 10-Q for the quarter ended March 29, 1997.)

  *10.36  Fourth Amended and Restated Credit Agreement dated as of January 28,
            1999 among Mohawk, Aladdin Manufacturing Corporation, Wachovia Bank of Georgia, N.A. and First Union National Bank of Georgia. (Incorporated herein by reference to Exhibit 99.1 of Mohawk's Current Report on Form 8-K dated February 2, 1999.)

  *10.37  First Amendatory Agreement dated as of June 23, 1995 to the Second
            Amended and Restated Credit Agreement dated as of January 13, 1995 among Mohawk Carpet Corporation, Mohawk, Wachovia Bank of Georgia, N.A. and First Union National Bank of Georgia. (Incorporated herein by reference to Exhibit 10.1 of Mohawk's Quarterly Report on Form 10-Q for the quarter ended July 1, 1995.)

  *10.38 Second Amendatory Agreement and Waiver dated as of July 19, 1995 to the Second Amended and Restated Credit Agreement dated as of January 13, 1995 among Mohawk Carpet Corporation, Mohawk, Wachovia Bank of Georgia, N.A. and First Union National Bank of Georgia. (Incorporated herein by reference to Exhibit 10.1 of Mohawk's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.)

  *10.39  Third Amendatory Agreement dated as of September 28, 1995 to the
            Second Amended and Restated Credit Agreement dated as of January 13, 1995 among Mohawk Manufacturing Corporation (f/k/a Mohawk Carpet Corporation), Mohawk, Wachovia Bank of Georgia, N.A. and First Union National Bank of Georgia. (Incorporated herein by reference to Exhibit 10.2 of Mohawk's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.)

  *10.40  Fourth Amendatory Agreement dated as of December 22, 1995 to the
            Second Amended and Restated Credit Agreement dated as of January 13, 1995 among Mohawk Manufacturing Corporation (f/k/a Mohawk Carpet Corporation), Mohawk, Wachovia Bank of Georgia, N.A. and First Union National Bank of Georgia. (Incorporated herein by reference to Exhibit 10.31 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

  *10.41  Fifth Amendatory Agreement dated as of December 31, 1995 to the
            Second Amended and Restated Credit Agreement dated as of January 13, 1995 among Mohawk Manufacturing Corporation (f/k/a Mohawk Carpet Corporation), Mohawk, Wachovia Bank of Georgia, N.A. and First Union National Bank of Georgia. (Incorporated herein by reference to Exhibit 10.32 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

  *10.42  Sixth Amendatory Agreement dated as of December 31, 1996 to the
            Second Amended and Restated Credit Agreement dated as of January 13, 1995 among Aladdin Manufacturing Corporation (f/k/a Mohawk Manufacturing Corporation and prior to that known as Mohawk Carpet Corporation), Mohawk, Wachovia Bank of Georgia, N.A. and First Union National Bank of Georgia.

  *10.43  Note Purchase Agreement dated as of August 15, 1993 for 9.5% Senior
            Notes due April 1, 1998 among Mohawk Carpet, Mohawk, Horizon, American Rug Craftsmen, Burton Carpets & Rugs, Inc. and The Harbinger Company, Inc., and Alexander Hamilton Life Insurance Company of America, Connecticut Mutual Life Insurance Company, The Franklin Life Insurance Company and Principal Mutual Life

            Insurance Company. (Incorporated herein by reference to Exhibit 10.5 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

  *10.44 First Amendment and Waiver Agreement dated as of February 25, 1994 of the Note Purchase Agreement dated as of August 15, 1993 for 9.5% Senior Notes due April 1, 1998 among Mohawk Carpet, Mohawk, American Rug Craftsmen, Inc., Burton Carpets & Rugs, Inc., Aladdin, Mohawk Marketing, Inc., Alexander Hamilton Life Insurance Company of America, Connecticut Mutual Life Insurance Company, Principal Mutual Life Insurance Company and The Franklin Life Insurance Company. (Incorporated herein by reference to Exhibit 10.6 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

  *10.45  Second and Third Amendment Agreements dated as of September 16, 1994 of the Note Purchase Agreement dated as of August 15, 1993 for 9.5% Senior Notes due April 1, 1998 among the Company, Mohawk Carpet Corporation, American Rug Craftsmen, Aladdin, Mohawk Marketing, Inc., Alexander Hamilton Life Insurance Company of America, Connecticut Mutual Life Insurance Company, The Franklin Life Insurance Company and Principal Mutual Life Insurance Company. (Incorporated herein by reference to Exhibit 10.3 of Mohawk's Quarterly Report on Form 10-Q for the quarter ended October 1, 1994.)

  *10.46 Fourth Amendment and Waiver Agreement dated as of July 19, 1995 of the Note Purchase Agreement dated as of August 15, 1993 for 9.5% Senior Notes due April 1, 1998 among Mohawk Carpet Corporation, Mohawk, Aladdin Mills, Inc., Mohawk Marketing, Inc., Galaxy Carpet Mills, Inc., Mohawk Mills, Inc., Mohawk Manufacturing Corporation, Alexander Hamilton Life Insurance Company of America, Connecticut Mutual Life Insurance Company, The Franklin Life Insurance Company and Principal Mutual Life Insurance Company. (Incorporated herein by reference to Exhibit 10.3 of Mohawk's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.)

  *10.47  Fifth Amendment Agreement dated as of September 29, 1995 of the Note
            Purchase Agreement dated as of August 15, 1993 for 9.5% Senior Notes due April 1, 1998 among Mohawk Manufacturing Corporation (f/k/a Mohawk Carpet Corporation), Mohawk, Aladdin Mills, Inc., Mohawk Marketing, Inc., Galaxy Carpet Mills, Inc., Mohawk Mills, Inc., Mohawk Carpet Corporation, Alexander Hamilton Life Insurance Company of America, Connecticut Mutual Life Insurance Company, American General Life Insurance Company and Principal Mutual Life Insurance Company. (Incorporated herein by reference to Exhibit 10.7 of Mohawk's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.)

  *10.48  Sixth Amendment Agreements dated as of March 12, 1996 of the Note
            Purchase Agreement dated as of August 15, 1993 for 9.5% Senior Notes due April 1, 1998 among the Company, Mohawk Manufacturing Corporation (f/k/a Mohawk Carpet Corporation), Aladdin, Mohawk Marketing, Inc., Galaxy Carpet Mills, Inc., Mohawk Mills, Inc., Mohawk Carpet Corporation, Alexander Hamilton Life Insurance Company of America, Connecticut Mutual Life Insurance Company, The Franklin Life Insurance Company and Principal Mutual Life Insurance Company. (Incorporated herein by reference to Exhibit 10.38 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

  *10.49  Seventh Amendment Agreements dated as of October 17, 1997 of the Note
            Purchase Agreement dated as of August 15, 1993 for 9.5% Senior Notes due April 1, 1998 among the Company, Aladdin Manufacturing Corporation (f/k/a Mohawk Manufacturing Corporation and prior to that k/a Mohawk Carpet Corporation), Mohawk Marketing, Inc., Mohawk Mills, Inc., Mohawk Carpet Corporation (f/n/a Mohawk Limited), Alexander Hamilton Life Insurance Company of America, Massachusetts Mutual Life Insurance Company, The Franklin Life Insurance Company and Principal Mutual Life Insurance Company. (Incorporated herein by reference to Exhibit 10.4 in Mohawk's Registration Statement on Form S-3, Registration No. 333-45683.)

*10.50 Note Purchase Agreement dated as of August 15, 1993 for $85 million of
       Senior Notes due September 1, 2005 among Mohawk Carpet, Mohawk, Horizon, American Rug Craftsmen, Burton Carpets & Rugs, Inc. and The Harbinger Company, Inc., and John Hancock Mutual Life Insurance Company, John Hancock Variable Life Insurance Company, John Hancock Life Insurance Company of America, Principal Mutual Life Insurance Company, Principal National Life Insurance Company, UNUM Life Insurance Company of America and The Franklin Life Insurance Company. (Incorporated herein by reference to Exhibit 10.7 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

*10.51 First Amendment and Waiver Agreement dated as of February 25, 1994 of the
       Note Purchase Agreement dated as of August 15, 1993 for $85 million Senior Notes due September 1, 2005 among Mohawk Carpet, Mohawk, American Rug Craftsmen, Inc., Burton Carpets & Rugs, Inc., Aladdin, Mohawk Marketing, Inc., John Hancock Mutual Life Insurance Company, John Hancock Variable Life Insurance Company, John Hancock Life Insurance Company of America, Principal Mutual Life Insurance Company, Principal National Life Insurance Company, UNUM Life Insurance Company and The Franklin Life Insurance Company. (Incorporated herein by reference to Exhibit 10.8 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

*10.52 Second and Third Amendment Agreements dated as of September 16, 1994 of the Note PurchaseAgreement dated as of August 15, 1993 for $85 million Senior Notes due September 1, 2005 among the Company, Mohawk Carpet Corporation, American Rug Craftsmen, Aladdin, Mohawk Marketing, Inc., John Hancock Mutual Life Insurance Company, John Hancock Variable Life Insurance Company, John Hancock Life Insurance Company of America, Principal Mutual Life Insurance Company, Principal National Life Insurance Company, UNUM Life Insurance Company and The Franklin Life Insurance Company. (Incorporated herein by reference to Exhibit 10.4 of Mohawk's Quarterly Report on Form 10-Q for the quarter ended October 1, 1994.)

*10.53 Fourth Amendment and Waiver Agreement dated as of July 19, 1995 of the
       Note Purchase Agreement dated as of August 15, 1993 for $85 million of Senior Notes due September 1, 2005 among Mohawk Carpet Corporation, Mohawk, Aladdin Mills, Inc., Mohawk Marketing, Inc., Galaxy Carpet Mills, Inc., Mohawk Mills, Inc., Mohawk Manufacturing Corporation, John Hancock Mutual Life Insurance Company, John Hancock Variable Life Insurance Company, John Hancock Life Insurance Company of America, Principal Mutual Life Insurance Company, UNUM Life Insurance Company of America and The Franklin Life Insurance Company. (Incorporated herein by reference to
       Exhibit 10.4 of Mohawk's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.)

*10.54 Fifth Amendment Agreement dated as of September 29, 1995 of the Note
       Purchase Agreement dated as of August 15, 1993 for $85 million of Senior Notes due September 1, 2005 among Mohawk Manufacturing Corporation (f/k/a Mohawk Carpet Corporation), Mohawk, Aladdin Mills, Inc., Mohawk Marketing, Inc., Galaxy Carpet Mills, Inc., Mohawk Mills, Inc., Mohawk Carpet Corporation, John Hancock Mutual Life Insurance Company, John Hancock Variable Life Insurance Company, John Hancock Life Insurance Company of America, Principal Mutual Life Insurance Company, UNUM Life Insurance Company of America and American General Life Insurance Company. (Incorporated herein by reference to Exhibit 10.8 of Mohawk's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.)

*10.55 Sixth Amendment Agreement dated as of March 12, 1996 of the Note
       PurchaseAgreement dated as of August 15, 1993 for $85 million Senior Notes due September 1, 2005 among the Company, Mohawk Manufacturing Corporation (f/k/a Mohawk Carpet Corporation), Aladdin, Mohawk Marketing, Inc.,Galaxy Carpet Mills, Inc., Mohawk Mills, Inc., Mohawk Carpet Corporation, John Hancock Mutual Life Insurance Company, John Hancock Variable Life Insurance Company, John Hancock Life Insurance Company of America, Principal Mutual Life Insurance Company, Principal National Life Insurance Company, UNUM Life Insurance Company and The Franklin Life Insurance Company.

       (Incorporated herein by reference to Exhibit 10.44 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

*10.56 Seventh Amendment Agreement dated as of October 17, 1997 for $85 million
       Senior Notes due September 1, 2005 among the Company, Aladdin Manufacturing Corporation (f/k/a Mohawk Manufacturing Corporation and prior to that k/a Mohawk Carpet Corporation), Mohawk Marketing, Inc., Mohawk Mills, Inc., Mohawk Carpet Corporation (f/n/a Mohawk Limited), John Hancock Mutual Life Insurance Company, John Hancock Variable Life Insurance Company, John Hancock Life Insurance Company of America, Principal Mutual Life Insurance Company, The Prudential Insurance Company of America and The Franklin Life Insurance Company. (Incorporated herein by reference to Exhibit 10.3 in Mohawk's Registration Statement on Form S-3, Registration No. 333-45683.)

*10.57 Note Purchase Agreement dated as of September 16, 1994 for $100 million of Senior Notes due September 16, 2004 among the Company, Mohawk Carpet Corporation, American Rug Craftsmen, Aladdin, Mohawk Marketing, Inc., The Prudential Insurance Company of America, Principal Mutual Life Insurance Company, John Hancock Mutual Life Insurance Company, Connecticut Mutual Life Insurance Company, Alexander Hamilton Life Insurance Company of America and The Franklin Life Insurance Company. (Incorporated herein by reference to Exhibit 4.1 of Mohawk's Quarterly Report on Form 10-Q for the quarter ended October 1, 1994.)

*10.58 Letter dated as of July 19, 1995 of the First Modification to the Note
       Purchase Agreement dated as of September 16, 1994 for $100 million of Senior Notes due September 16, 2004 among Mohawk, Mohawk Carpet Corporation, The Prudential Insurance Company of America, Principal Mutual Life Insurance Company, John Hancock Mutual Life Insurance Company, Connecticut Mutual Life Insurance Company, Alexander Hamilton Life Insurance Company of America and The Franklin Life Insurance Company. (Incorporated herein by reference to Exhibit 10.5 of Mohawk's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.)

*10.59 Letter dated as of September 29, 1995 of the Second Modification to the Note Purchase Agreement dated as of September 16, 1994 for $100 million of Senior Notes due September 16, 2004 among Mohawk, Mohawk Manufacturing Corporation (f/k/a Mohawk Carpet Corporation), The Prudential Insurance Company of America, Principal Mutual Life Insurance Company, John Hancock Mutual Life Insurance Company, Connecticut Mutual Life Insurance Company, Alexander Hamilton Life Insurance Company of America and American General Insurance Company. (Incorporated herein by reference to Exhibit 10.9 of Mohawk's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.)

*10.60 Letter dated as of March 12, 1996 of the Third Modification to the Note
       Purchase Agreement dated as of September 16, 1994 for $100 million of Senior Notes due September 16, 2004 among Mohawk, Mohawk Manufacturing Corporation (f/k/a Mohawk Carpet Corporation), The Prudential Insurance Company of America, Principal Mutual Life Insurance Company, John Hancock Mutual Life Insurance Company, Connecticut Mutual Life Insurance Company, Alexander Hamilton Life Insurance Company of America and American General Insurance Company. (Incorporated herein by reference to Exhibit 10.48 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

*10.61 Letter dated as of October 17, 1997 of the Fourth Modification to the Note Purchase Agreement dated as of September 16, 1994 for $100 million of Senior Notes due September 16, 2004 among Mohawk, Aladdin Manufacturing Corporation (f/k/a Mohawk Manufacturing Corporation and prior to that k/a Mohawk Carpet Corporation), The Prudential Insurance Company of America, Principal Mutual Life Insurance Company, John Hancock Mutual Life Insurance Company of America, Massachusetts Mutual Life Insurance Company, Alexander Hamilton Life Insurance Company of America and The

       Franklin Life Insurance Company. (Incorporated herein by reference to
       Exhibit 10.2 in Mohawk's Registration Statement on Form S-3, Registration No. 333-45683.)

*10.62 Second Amended and Restated Intercreditor Agreement among the Collateral
       Agent, First UnionNational Bank of Georgia, Wachovia Bank of Georgia, N.A., The Prudential Insurance Company of America, John Hancock Mutual Life Insurance Company, John Hancock Variable Life Insurance Company, John Hancock Life Insurance Company of America, Principal Mutual Life InsuranceCompany, Principal National Life Insurance Company, UNUM Life Insurance Company, The Franklin Life Insurance Company, Alexander Hamilton Life Insurance Company of America and Connecticut Mutual Life Insurance Company, and the related Amended and Restated Security Agreements dated as of September 16, 1994 between the Collateral Agent for the benefit of the parties to that Intercreditor Agreement and the Company and Mohawk Carpet Corporation. (Incorporated herein by reference to Exhibit 10.5 of Mohawk's Quarterly Report on Form 10-Q for the quarter ended October 1, 1994.)

*10.63 Registration Rights Agreement by and among Mohawk, Citicorp Investments,
       Inc., ML-Lee Acquisition Fund, L.P. and Certain Management Investors. (Incorporated herein by reference to Exhibit 10.14 of Mohawk's Registration Statement on Form S-1, Registration No. 33-45418.)

*10.64 Voting Agreement, Consent of Stockholders and Amendment to 1992
       Registration Rights Agreement dated December 3, 1993 by and among Aladdin, Mohawk, Citicorp Investments, Inc., ML-Lee Acquisition Fund, L.P., David L. Kolb, Donald G. Mercer, Frank A. Procopio and John D. Swift. (Incorporated herein by reference to Exhibit 10(b) of Mohawk's Registration Statement on Form S-4, Registration No. 33-74220.)

*10.65 Registration Rights Agreement by and among Mohawk and the former shareholders of Aladdin. (Incorporated herein by reference to Exhibit
       10.32 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

*10.66 Waiver Agreement between Alan S. Lorberbaum and Mohawk dated as of March
       23, 1994 to the Registration Rights Agreement dated as of February 25, 1994 between Mohawk and those other persons who are signatories thereto. (Incorporated herein by reference to Exhibit 10.3 of Mohawk's Quarterly Report on Form 10-Q for the quarter ended July 2, 1994.)

*10.67 Stock Restriction and Registration Rights Agreement dated as of October
       22, 1998 by and among Mohawk and the former shareholders of World. (Incorporated herein by reference to Exhibit 99.1 of Mohawk's Current Report on Form 8-K dated February 19, 1999.)

Exhibits Related to Executive Compensation Plans, Contracts and other
Arrangements:

*10.68 Mohawk Carpet Corporation Retirement Savings Plan, as amended.
       (Incorporated herein by reference to Exhibit 10.1 of Mohawk's Registration Statement on Form S-1, Registration No. 33-45418.)

*10.69 Mohawk Carpet Corporation Supplemental Executive Retirement Plan, as amended. (Incorporated herein by reference to Exhibit 10.2 of Mohawk's Registration Statement on Form S-1, Registration No. 33-45418.)

10.70  World Carpets, Inc. Savings and Retirement Plan dated January 1, 1989.

*10.71 Mohawk Industries, Inc. Employee Stock Purchase Plan together with forms of related Management Investment Agreement, Non-Qualified Stock Option Agreement, and amendments thereto. (Incorporated herein by reference to Exhibit 10.3 of Mohawk's Registration Statement on Form S-1, Registration No. 33-45418.)

*10.72 Stock Purchase Agreement dated as of December 30, 1988 between Mohawk and
       Mohasco as supplemented by Supplement to Stock Purchase Agreement dated December 30, 1988. (Incorporated herein by reference to Exhibit 10.4 of Mohawk's Registration Statement on Form S-1, Registration No. 33-45418.)

*10.73 Securities Purchase and Holders Agreement dated as of December 31, 1988, as amended and restated March 30, 1989, together with amendments thereto and forms of related Non-Qualified Stock Option Agreement and amendments thereto. (Incorporated herein by reference to Exhibit 10.5 of Mohawk's Registration Statement on Form S-1, Registration No. 33-45418.)

*10.74 Investment Agreement dated as of March 31, 1989 among Mohawk, Mohawk
       Carpet, Citicorp Capital Investors Ltd., Citicorp Venture Capital Ltd. and ML-Lee Acquisition Fund, L.P. (Incorporated herein by reference to Exhibit 10.6 of Mohawk's Registration Statement on Form S-1, Registration No. 33-45418.)

*10.75 Equity Securities Agreement dated March 31, 1989 among Mohawk, ML-Lee
       Acquisition Fund, L.P. and Citicorp Venture Capital Ltd. (Incorporated herein by reference to Exhibit 10.7 of Mohawk's Registration Statement on Form S-1, Registration No. 33-45418.)

*10.76 Securities Holders Agreement among Mohawk and Certain Management
       Investors dated as of March 6, 1992. (Incorporated herein by reference to Exhibit 10.40 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

*10.77 Mohawk Industries, Inc. 1992 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.8 of Mohawk's Registration Statement on Form S-1, Registration No. 33-45418.)

*10.78 Amendment dated July 22, 1993 to the Mohawk Industries, Inc. 1992 Stock
       Option Plan. (Incorporated herein by reference to Exhibit 10.2 in Mohawk's quarterly report on Form 10-Q for the quarter ended July 3, 1993.)

*10.79 Mohawk Industries, Inc. 1992 Mohawk-Horizon Stock Option Plan.
       (Incorporated herein by reference to Exhibit 10.15 of Mohawk's Registration Statement on Form S-1, Registration Number 33-53932.)

*10.80 Amendment dated July 22, 1993 to the Mohawk Industries, Inc. 1992 Mohawk-
       Horizon Stock Option Plan. (Incorporated herein by reference to Exhibit
       10.1 of Mohawk's quarterly report on Form 10-Q for the quarter ended July 3, 1993.)

*10.81 Mohawk Industries, Inc. 1993 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.39 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.)

*10.82 Form of Promissory Note between Mohawk and each of the following; David
       L. Kolb, John D. Swift and Frank A. Procopio. (Incorporated herein by reference to Exhibit 10.75 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

*10.83 The Mohawk Industries, Inc. Executive Deferred Compensation Plan.
       (Incorporated herein by reference to Exhibit 10.65 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

*10.84 The Mohawk Industries, Inc. Management Deferred Compensation Plan.
       (Incorporated herein by reference to Exhibit 10.66 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

*10.85 1997 Non-Employee Director Stock Compensation Plan. (Incorporated herein by reference to Exhibit

       10.79 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

*10.86 1997 Long-Term Incentive Plan. (Incorporated herein by reference to
       Exhibit 10.80 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

*10.87 Amendment No. 1 to 1997 Non-Employee Director Stock Compensation Plan.
       (Incorporated herein by reference to Exhibit 10.74 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)

 11    Statement re: Computation of Per Share Earnings.

 21    Subsidiaries of the Registrant.

 23.1  Independent Auditors' Consent - KPMG LLP.

 23.2  Consent of Independent Accountants - PricewaterhouseCoopers LLP.

 27.1  1998 Financial Data Schedule.

 27.2  1997 Financial Data Schedule (restated).

 27.3  1996 Financial Data Schedule (restated).

________
*  Indicates exhibit incorporated by reference.


  (B) REPORTS ON FORM 8-K.

  1.   Current Report on Form 8-K dated February 5, 1998.
  2.   Current Report on Form 8-K dated October 15, 1998.
  3.   Current Report on Form 8-K dated November 12, 1998.
  4.   Current Report on Form 8-K dated November 12, 1998.
  5.   Current Report on Form 8-K dated November 20, 1998.
  6.   Current Report on Form 8-K dated December 23, 1998.
  7.   Current Report on Form 8-K dated January 29, 1999.
  8.   Current Report on Form 8-K dated February 2, 1999.
  9.   Current Report on Form 8-K dated February 4, 1999.
 10.   Current Report on Form 8-K dated February 19, 1999.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                               Mohawk Industries, Inc.

Dated: March 2, 1999
                              By:         /s/ David L. Kolb
                                  ---------------------------------------------
                                              David L. Kolb,
                              Chairman of the Board and Chief Executive Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


Dated: March 2, 1999                      /s/ David L. Kolb
                              -------------------------------------------------
                                              David L. Kolb,
                              Chairman of the Board and Chief Executive Officer
                                        (principal executive officer)


Dated: March 2, 1999                      /s/ John D. Swift
                              -------------------------------------------------
                                              John D. Swift,
                              Chief Financial Officer, Vice President-Finance
                                       and Assistant Secretary
                              (principal financial and accounting officer)


Dated: March 2, 1999                      /s/ Leo Benatar
                              -------------------------------------------------
                                              Leo Benatar,
                                                Director

Dated: March 2, 1999                      /s/ Bruce C. Bruckmann
                              -------------------------------------------------
                                              Bruce C. Bruckmann,
                                                   Director

Dated: March 2, 1999                      /s/ Alan S. Lorberbaum
                              -------------------------------------------------
                                              Alan S. Lorberbaum,
                                                   Director

Dated: March 2, 1999                      /s/ Jeffrey S. Lorberbaum
                              -------------------------------------------------
                                              Jeffrey S. Lorberbaum,
                                                   Director

Dated: March 2, 1999                      /s/ Larry W. McCurdy
                              -------------------------------------------------
                                              Larry W. McCurdy,
                                                   Director

Dated: March 2, 1999                      /s/ Robert N. Pokelwaldt
                              -------------------------------------------------
                                              Robert N. Pokelwaldt,
                                                   Director

                                                                      SCHEDULE I


                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            MOHAWK INDUSTRIES, INC.

                                BALANCE SHEETS

                          DECEMBER 31, 1998 AND 1997

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                              ASSETS                                                       1998        1997
                                                                                                     -----------------------------
Current assets - intercompany receivable.................................................            $    40,729           38,765
Investment in subsidiaries...............................................................                545,980          438,368
                                                                                                     -----------         --------
                                                                                                     $   586,709          477,133
                                                                                                     ===========         ========

                             STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 60 shares authorized; no shares issued..................            $         -                -
Common stock, $.01 par value; 150,000 shares authorized; 57,383 and 57,067
   shares issued in 1998 and 1997, respectively..........................................                    574              571
Additional paid-in capital...............................................................                168,797          164,140
Retained earnings........................................................................                417,338          312,422
                                                                                                     -----------         --------
                                                                                                     $   586,709          477,133
                                                                                                     ===========         ========

                                                                      SCHEDULE I
                                                                     (CONTINUED)

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            MOHAWK INDUSTRIES, INC.

                            STATEMENTS OF EARNINGS

                 YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                (IN THOUSANDS)

                                                                                           1998           1997             1996
                                                                                       -----------     ----------      -----------
Equity in earnings of subsidiaries...........................................          $  107,612        73,424           53,378
                                                                                       -----------     ----------      -----------
       Net earnings.........................................................           $  107,612        73,424           53,378
                                                                                       ===========     ==========      ===========

                                                                      SCHEDULE I
                                                                     (CONTINUED)

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            MOHAWK INDUSTRIES, INC.


                            STATEMENTS OF EARNINGS

                 YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                (IN THOUSANDS)

                                                                                      1998               1997             1996
                                                                                 --------------      ------------     ------------
Cash flows from operating activities:
       Net earnings....................................................          $    107,612             73,424           53,378
       Adjustments to reconcile net earnings to net cash used in
         operating activities:
             Equity in earnings of subsidiaries........................              (107,612)           (73,424)         (53,378)
             Increase in intercompany receivable.......................                (1,964)            (4,662)          (9,222)
                                                                                 ------------        -----------         --------
             Net cash used in operating activities.....................                (1,964)            (4,662)          (9,222)
                                                                                 ------------         ----------         --------
Cash flows from financing activities:
       Stock options exercised.........................................                 4,417              3,636            1,323
       Tax benefit from exercise of stock options......................                   243              1,050            7,606
       Other...........................................................                (2,696)               (24)             293
                                                                                 ------------         ----------         --------
             Net cash provided by financing activities.................                 1,964              4,662            9,222
                                                                                 ------------         ----------         --------
                   Net change in cash..................................                     -                  -                -
Cash, beginning of year................................................                     -                  -                -
                                                                                 ------------         ----------         --------
Cash, end of year......................................................          $          -                  -                -
                                                                                 ============         ==========         ========

                                                                  SCHEDULE II

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                 YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                (IN THOUSANDS)

                                                                              ADDITIONS
                                                                           -------------
                                                          BALANCE AT         CHARGED TO                                BALANCE
                                                          BEGINNING          COSTS AND                                 AT END
            DESCRIPTION                                   OF YEAR            EXPENSES          DEDUCTIONS (1)          OF YEAR
                                                     ---------------       -------------    -------------------     -------------
Year ended December 31, 1996:
     Allowance for doubtful accounts - trade..         $      17,956            13,213            15,466               15,703
     Provision for cash discounts.............                 5,879            48,577            47,407                7,049
     Provision for claims and allowances......                13,585           109,399           105,736               17,248
                                                     ---------------       -------------    -------------------     -------------
          Total...............................         $      37,420           171,189           168,609               40,000
                                                     ===============       =============    ===================     =============

Year ended December 31, 1997:
     Allowance for doubtful accounts - trade..         $      15,703             8,434            7,069                17,068
     Provision for cash discounts.............                 7,049            51,023           48,111                 9,961
     Provision for claims and allowances......                17,248           119,232          111,904                24,576
                                                     ---------------       -------------    -------------------     -------------
          Total...............................         $      40,000           178,689          167,084                51,605
                                                     ===============       =============    ===================     =============

Year ended December 31, 1998:
     Allowance for doubtful accounts - trade..         $      17,068            13,173            7,362                22,879
     Provision for cash discounts.............                 9,961            72,275           70,074                12,162
     Provision for claims and allowances......                24,576           187,287          189,663                22,200
                                                     ---------------       -------------    -------------------     -------------
          Total...............................         $      51,605           272,735          267,099                57,241
                                                     ===============       =============    ===================     =============

 _______________
(1) Represents charge offs, net of recoveries, to the reserves.

                                 EXHIBIT INDEX

 MOHAWK
 EXHIBIT
 NUMBER                                 DESCRIPTION
 ------                                 -----------

    3.1   Restated Certificate of Incorporation of Mohawk, as amended.

   10.8 Lease dated May 1, 1997 between Opus East, LLC and Mohawk concerning a distribution warehouse in Glen Burnie, Maryland.

   10.9 Lease dated April 1, 1996 between Love Lock, LLC and Mohawk concerning a distribution warehouse in San Diego, California.

   10.10 Lease dated September 23, 1996 between West End Road Associates and Mohawk concerning a distribution warehouse in Pompton Plains, New Jersey.

   10.11 Lease dated September 1, 1996 between Catellus Development Corp. and Mohawk concerning a distribution warehouse in LaMirada, California.

   10.12 Lease dated November 27, 1996 between CP-Regency Business Park LTD and Aladdin concerning a distribution warehouse in Grand Prairie, Texas.

   10.13 Lease dated December 31, 1985 between General Bag & Burlap Company and Mohawk concerning a distribution warehouse in Philadelphia, Pennsylvania.

   10.14 Lease dated May 23, 1996 between Echota Properties, LLC and American Weavers concerning a manufacturing and warehousing facility in Calhoun, Georgia.

   10.15 Lease dated May 23, 1996 between Echota Properties, LLC and American Weavers concerning an addition to a manufacturing and warehousing facility in Calhoun, Georgia.

   10.16 Lease dated May 23, 1996 between Echota Properties, LLC and American Weavers concerning an addition to a manufacturing and warehousing facility in Calhoun, Georgia.

   10.17 Lease dated May 1, 1998 between Echota Properties, LLC and American Weavers concerning an addition to a manufacturing and warehousing facility in Calhoun, Georgia.

   10.18 Lease dated February 1, 1998 between Hugh C. Hoodenpyle and American Weavers concerning a manufacturing and warehousing facility in Haiwassee, Georgia.

   10.19 Lease dated October 1, 1998 between Hugh C. Hoodenpyle and American Weavers concerning an addition to a manufacturing and warehousing facility in Haiwassee, Georgia.

   10.20 Lease dated September 14, 1993 between WBP Properties and Newmark concerning a distribution warehouse in Dalton, Georgia.

   10.21 Lease dated November 21, 1987 between First American Bank of New York and Image, as amended on December 3, 1997 by an agreement between Charles Milford Morgan, Jr. d/b/a Morgan Trust Properties and Image, and as further amended on July 17, 1998 by an agreement between Milford Morgan Trust Properties and Image with respect to that certain warehouse located on Highway 114 in Lyerly, Georgia.

   10.22 Lease dated November 19, 1997 between James S. Owens Residual Trust, Diana O. Layson, Trustee, and Image with respect to that certain warehouse located at 713 South River Street in Calhoun, Georgia.

   10.23 Lease dated December 12, 1997 between Kay D. Owens Estate, Diana O. Layson, Executrix, and Image with respect to that certain warehouse located at 713 South River Street in Calhoun, Georgia.

   10.24 Lease dated December 14, 1992, between First Union National Bank of Georgia, as Trustee under item 8 u/w of James E. Minge; First Union National Bank of Georgia, as Trustee u/a W. G. Minge, dated September 15, 1987; First Union National Bank of Georgia and Jerry L. Minge, co-executors u/w/o C. A. Minge and Image, as amended by that certain lease modification and extension agreement dated July 24, 1995 with respect to that certain warehouse located at 15 Old Airport Road in Rome, Georgia.

   10.25 Lease dated June 1, 1998 between Intemark USA, Inc. and Image concerning a warehouse in Kensington, Georgia.

   10.26 Lease dated November 10, 1997 between Mohawk and Hayward Industrial Park Associates concerning a warehouse in Hayward, California.

   10.70  World Carpets, Inc. Savings and Retirement Plan dated January 1, 1989.

   11     Statement re: Computation of Per Share Earnings.

   21     Subsidiaries of the Registrant.

   23.1   Independent Auditors' Consent - KPMG LLP.

   23.2   Consent of Independent Accountants - PricewaterhouseCoopers LLP.

   27.1   1998 Financial Data Schedule.

   27.2   1997 Financial Data Schedule (restated).

   27.3   1996 Financial Data Schedule (restated).