Form 10-Q
period 1999-04-03
MOHAWK INDUSTRIES INC
filed 1999-05-17
CIK 851968

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

[Mark One]
[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 3, 1999

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

The number of shares outstanding of the issuer's classes of capital stock as of May 12, 1999, the latest practicable date, is as follows: 60,598,978 shares of Common Stock, $.01 par value.

                                     INDEX



                                                                 Page No.
                                                                 -------


Part I.   Financial Information:

          Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets -
            April 3, 1999 and December 31, 1998                       3

          Condensed Consolidated Statements of Earnings -
            Three months ended April 3, 1999 and March 28, 1998       5

          Condensed Consolidated Statements of Cash Flows -
            Three months ended April 3, 1999 and March 28, 1998       6

          Notes to Condensed Consolidated Financial Statements        7

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations     10

          Item 3.  Quantitative and Qualitative Disclosures About
                   Market Risk                                       12

Part II.  Other Information                                          12

                        PART I.  FINANCIAL INFORMATION

                         ITEM I.  FINANCIAL STATEMENTS

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                (In thousands)
                                  (Unaudited)


                                        April 3, 1999      December 31, 1998
                                        -------------      -----------------
Current assets:

    Cash                                 $        -                 2,384

    Receivables                             360,676               331,574

    Inventories                             499,003               423,837

    Prepaid expenses                          8,649                21,605

    Deferred income taxes                    52,304                52,304
                                         ----------             ---------
        Total current assets                920,632               831,704
                                         ----------             ---------

Property, plant and equipment, at cost    1,043,092               883,942
Less accumulated depreciation and
      amortization                          451,466               429,045
                                         ----------             ---------

        Net property, plant and
          equipment                         591,626               454,897
                                         ----------             ---------

Other assets                                111,411               102,341
                                         ----------             ---------

        Total assets                     $1,623,669             1,388,942
                                         ==========             =========








    See accompanying notes to condensed consolidated financial statements.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS, CONTINUED

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     (In thousands, except per share data)
                                  (Unaudited)


                                              April 3, 1999    December 31, 1999
                                              -------------    -----------------
Current liabilities:

    Current portion of long-term debt           $  197,087             44,424
    Accounts payable and accrued expenses          381,556            364,369
                                                ----------            -------
        Total current liabilities                  578,643            408,793


Deferred income taxes                               31,045             31,045
Long-term debt, less current portion               363,369            332,665
Other long-term liabilities                          4,905              5,380
                                                ----------            -------
        Total liabilities                          977,962            777,883
                                                ----------            -------


Stockholders' equity:
   Preferred stock, $.01 par value; 60 shares
    authorized; no shares issued                        -                  -
   Common stock, $.01 par value; 150,000 shares
    authorized; 60,580 and 60,533 shares issued
    in 1999 and 1998, respectively                     606                606
   Additional paid-in capital                      178,434            172,045
   Retained earnings                               466,667            438,408
                                                ----------            -------
           Total stockholders' equity              645,707            611,059
                                                ----------            -------

           Total liabilities and stockholders'
            equity                              $1,623,669          1,388,942
                                                ==========          =========






    See accompanying notes to condensed consolidated financial statements.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                     (In thousands, except per share data)
                                  (Unaudited)


                                                      Three Months Ended
                                               --------------------------------
                                               April 3, 1999     March 28, 1998
                                               -------------     --------------
Net sales                                        $709,217           589,521

Cost of sales                                     529,518           452,778
                                                 --------           -------
        Gross profit                              179,699           136,743

Selling, general and administrative expenses      124,090            98,464
                                                 --------           -------
        Operating income                           55,609            38,279
                                                 --------           -------

Other expense:
   Interest expense                                 7,854             7,990
   Other expense (income), net                      1,469               (56)
                                                 --------           -------
                                                    9,323             7,934
                                                 --------           -------

        Earnings before income taxes               46,286            30,345

Income taxes                                       18,394            13,210
                                                 --------           -------

        Net earnings                             $ 27,892            17,135
                                                 ========           =======

Basic earnings per share                         $   0.46              0.28
                                                 ========           =======

Weighted-average common shares outstanding         60,565            60,266
                                                 ========           =======


Diluted earnings per share                       $   0.46              0.28
                                                 ========           =======

Weighted-average common and dilutive potential
 common shares outstanding                         61,285            60,977
                                                 ========           =======


    See accompanying notes to condensed consolidated financial statements.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)


                                                                   Three Months Ended
                                                           ----------------------------------
                                                           April 3, 1999       March 28, 1998
                                                           -------------       --------------
Cash flows from operating activities:
  Net earnings                                               $  27,892             17,135
  Adjustments to reconcile net earnings to net cash
     provided by operating activities:
      Depreciation and amortization                             23,473             19,459
      Deferred taxes                                                -               1,857
      Provision for doubtful accounts                            3,408              2,185
      Loss on sale of property, plant and equipment                 44
      Changes in operating assets and liabilities,
       net of effects of acquisitions:
          Receivables                                           (8,923)           (29,062)
          Inventories                                          (37,908)           (32,450)
          Accounts payable and accrued expenses                (13,682)            42,147
          Other assets and prepaid expenses                     13,533              6,399
          Other liabilities                                       (475)              (699)
                                                             ---------            -------
             Net cash provided by operating activities           7,362             26,971
                                                             ---------            -------

Cash flows from investing activities:
  Additions to property, plant and equipment, net              (30,449)           (14,427)
  Acquisitions                                                (158,786)                25
                                                             ---------            -------
             Net cash used in investing activities            (189,235)           (14,402)
                                                             ---------            -------

Cash flows from financing activities:
  Net change in revolving line of credit                       184,864            (16,565)
  Redemption of acquisition indebtedness                       (20,917)              (583)
  Redemption of IRBs and other, net of proceeds                 (4,951)               241
  Change in outstanding checks in excess of cash                13,737              2,394
  Common stock transactions                                      6,756              1,824
                                                             ---------            -------
             Net cash provided by (used in) financing
              activities                                       179,489            (12,689)
                                                             ---------            -------

             Net change in cash                                 (2,384)              (120)
Cash, beginning of period                                        2,384                200
                                                             ---------            -------

Cash, end of period                                          $      -                  80
                                                             =========            =======
Net cash paid during the period for:
  Interest                                                   $  10,621              9,757
                                                             =========            =======

  Income taxes                                               $  16,088              5,430
                                                             =========            =======


    See accompanying notes to condensed consolidated financial statements.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (In thousands)
                                  (Unaudited)

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1998 Annual Report filed on Form 10-K, as filed with the Securities and Exchange Commission, which includes consolidated financial statements for the fiscal year ended December 31, 1998.

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


2. Acquisitions

On January 29, 1999, the Company acquired certain assets of Image Industries, Inc. ("Image") for approximately $193,000, including acquisition costs and the assumption of $30,000 of tax exempt debt. The Image acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition. The estimated fair values were $201,689 for assets acquired and $42,903 for the liabilities assumed.

The operating results of Image are included in the Company's consolidated statement of earnings from the date of acquisition. The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and Image as if the acquisition had occurred at the beginning of 1998.

                                                  Three Months Ended
                                        -------------------------------------
                                        April 3, 1999           March 28,1998
                                        -------------           -------------
      Net sales                            $725,066                 635,017
      Net earnings                         $ 27,533                  17,860
      Basic earnings per share             $   0.45                    0.30
      Diluted earnings per share           $   0.45                    0.29



On March 9, 1999, the Company acquired all the outstanding capital stock of Durkan Patterned Carpets, Inc. ("Durkan") for 3,150 shares of the Company's common stock valued at $116,500 based on the closing stock price the day the letter of intent was executed. The Durkan acquisition has been accounted for using the pooling-of-interests method of accounting and, accordingly, the Company's historical consolidated financial statements have been restated to include the accounts and results of operations of Durkan.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                (In thousands)
                                  (Unaudited)

3.  Receivables

    Receivables are as follows:
                                          April 3, 1999     December 31, 1998
                                          -------------     -----------------
    Customers, trade                        $414,540             385,768
    Other                                      7,222               3,687
                                            --------             -------

                                             421,762             389,455
    Less allowance for discounts,
       returns, claims and doubtful
       accounts                               61,086              57,881
                                            --------             -------

    Net receivables                         $360,676             331,574
                                            ========             =======

4.  Inventories

    The components of inventories are
    as follows:

                                          April 3, 1999     December 31, 1998
                                          -------------     -----------------
    Finished goods                          $249,984             219,776
    Work in process                           69,367              60,266
    Raw materials                            179,652             143,795
                                            --------             -------

    Total inventories                       $499,003             423,837
                                            ========             =======

5.  Other assets

    Other assets are as follows:

                                          April 3, 1999     December 31, 1998
                                          -------------     -----------------
    Goodwill, net of accumulated
    amortization of $11,018 and
    $10,363, respectively                   $ 94,467              85,972

    Other assets                              16,944              16,369
                                            --------             -------
        Total other assets                  $111,411             102,341
                                            ========             =======

                   MOHAWK INDUSTRIES, INC.  AND SUBSIDIARIES
                STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS
                     (In thousands, except per share data)
                                  (Unaudited)

6.  Accounts payable and accrued expenses

    Accounts payable and accrued expenses are as follows:

                                          April 3, 1999     December 31, 1998
                                          -------------     -----------------

    Outstanding checks in excess of cash    $ 40,631              26,894
    Accounts payable, trade                  164,961             158,929
    Accrued expenses                         119,366             126,702
    Accrued compensation                      56,598              51,844
                                            --------             -------

        Total accounts payable and
            accrued expenses                $381,556             364,369
                                            ========             =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

  On January 29, 1999, the Company acquired certain assets of Image Industries, Inc. ("Image") for approximately $193 million, including acquisition costs and the assumption of $30 million of tax exempt debt. The Image acquisition has been accounted for under the purchase method of accounting.

  On March 9, 1999, the Company acquired all of the outstanding capital stock of Durkan Patterned Carpets, Inc. ("Durkan") for approximately 3.1 million shares of the Company's common stock valued at $116.5 million based on the closing stock price the day the letter of intent was executed. The Durkan acquisition has been accounted for using the pooling of interests method of accounting and, accordingly, the Company's historical consolidated financial statements have been restated to include the accounts and results of operations of Durkan.

  These acquisitions have created opportunities to enhance Mohawk's operations by (i) broadening price points, (ii) increasing vertical integration efforts,
(iii) expanding distribution capabilities and (iv) facilitating entry into niche businesses.

  Through the Company's restructuring efforts over the past three years, new information technology systems have been installed throughout all of the organization, all of which are Year 2000 compliant. In addition, the Company has concluded identification of all other significant information technology systems that are not Year 2000 compliant. The Company has completed its review of equipment and software with the respective vendors from whom the equipment and software was purchased to address any noncompliance issues. The Company has identified certain Year 2000 issues with respect to its business systems. The Company has formed a committee of employees familiar with its information technology systems to assess and prioritize the need to act, on the basis of each system's importance, to ensure that its business systems will be made Year 2000 compliant. The Company has also completed a review of all process control systems, both proprietary and non-proprietary. This review revealed that certain Year 2000 issues exist. Although the Company can provide no assurances, it estimates that it will cost no more than $500,000 of incremental costs to make its business systems Year 2000 compliant. These upgrades have been substantially completed, and the upgrades that are still in process will be completed in the second quarter of 1999. Testing of these upgrades is underway and will be completed in the third quarter of 1999.

  The Company has completed the review of its top suppliers and customers to determine its progress in becoming Year 2000 compliant. The review indicated that all of its major suppliers and customers appear to be in the process of resolving any of their Year 2000 compliance issues and that they do not foresee any material problems. The Company continues to follow-up with all of its suppliers and customers to insure that all potential problems, including those of its individual plant locations and local suppliers, are managed correctly.

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

Results of Operations

Quarter Ended April 3, 1999 As Compared With Quarter Ended March 28, 1998
-------------------------------------------------------------------------

  Net sales for the quarter ended April 3, 1999 were $709.2 million, which represented an increase of 20% from the $589.5 million reported for the first quarter of 1998. The Company believes the first quarter 1999 net sales comparison to the first quarter of 1998 was impacted by internal growth, four additional business days in the 1999 first quarter and the impact of 1998 and 1999 acquisitions. Sales, excluding the effect of acquisitions, increased 15% over the same period in 1998. Four additional business days in the first quarter of 1999 compared to the first quarter of 1998 were somewhat offset by harsher winter conditions in the Midwest and Northeast during 1999. Excluding the additional days and acquisitions, sales increased approximately 8% during the first quarter of 1999 compared to the first quarter of 1998.

  Gross profit for the first quarter of the current year was $179.7 million (25.3% of net sales). In the first quarter of 1998, gross profit was $136.7 million (23.2% of net sales). The improvement in gross margin primarily resulted from manufacturing efficiencies and favorable material costs.

  Selling, general and administrative expenses for the current quarter were $124.1 million (17.5% of net sales) compared to $98.5 million (16.7% of net sales) for the prior year's first period. The percentage increase was primarily due to higher sampling and other marketing costs related to new marketing initiatives under the Floorscapes and Color Center programs.

  Interest expense for the current period was $7.9 million compared to $8.0 million in the first quarter of 1998. The primary factor for the decrease was a reduction in the average borrowing rate in the first quarter of 1999 as compared to the first quarter of 1998.

  In the current period, income tax expense was $18.4 million, or 39.7% of earnings before income taxes, compared to $13.2 million, or 43.5% of earnings before income taxes, in the first quarter of 1998. The higher income tax rate in 1998 is due to the impact of prior year restatements related to the acquisitions of World Carpets, Inc. ("World") and Durkan.

Liquidity and Capital Resources

  The Company's primary capital requirements are for working capital, capital expenditures and acquisitions. The Company's capital needs are met through a combination of internally-generated funds, bank credit lines and credit terms from suppliers.

  The level of accounts receivable increased from $331.6 million at the beginning of 1999 to $360.7 million at April 3, 1999. The $29.1 million increase resulted primarily from seasonally higher sales volume in the first quarter as compared to December. Inventories rose from $423.8 million at the beginning of 1999 to $499.0 million at April 3, 1999, due to requirements to meet seasonal customer demand.

  Capital expenditures totaled $189.2 million in the first three months of 1999 (including amounts paid for the Image acquisition) and were incurred primarily to modernize and expand manufacturing facilities and equipment. The Company's capital projects are primarily focused on increasing capacity, improving productivity and reducing costs. Capital spending for the remainder of 1999 is expected to range from $145 million to $155 million, the majority of which will be used to increase capacity and productivity.

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

Forward-Looking Information

  Certain of the matters discussed in the preceding pages, particularly regarding anticipating future financial performance, business prospects, growth and operating strategies, proposed acquisitions, new products, Year 2000 compliance and similar matters, and those preceded by, followed by or that otherwise include the words "believes," "expects," "anticipates," "intends," "estimates," or similar expressions constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended.
For those statements, Mohawk claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve a number of risks and uncertainties. The following important factors, in addition to those discussed elsewhere in this document, affect the future results of Mohawk and could cause those results to differ materially from those expressed in the forward-looking statements: materially adverse changes in economic conditions generally in the carpet, rug and floorcovering markets served by Mohawk; failure of our vendors, customers and suppliers to timely identify and adequately address Year 2000 compliance issues; competition from other carpet, rug and floorcovering manufacturers, raw material prices, timing and level of capital expenditures, the successful integration of acquisitions including the challenges inherent in diverting Mohawk's management attention and resources from other strategic matters and from operational matters for an extended period of time, the successful introduction of new products, the successful rationalization of existing operations, and other risks identified from time to time in the Company's SEC reports and public announcements.

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

  None.

Item 3.  Defaults Upon Senior Securities

  None.

Item 4.  Submission of Matters to a Vote of Security Holders

  None.

Item 5.  Other Information

  None.

Item 6.  Exhibits and Reports on Form 8-K

(a)        Exhibits

No.                           Description
---       ---------------------------------------------------------------------
11        Statement re:  Computation of Per Share Earnings

27        Financial Data Schedule

(b)       Reports on Form 8-K

          Current report on Form 8-K dated January 29, 1999 related to the closing of the Company's acquisition of Image.
          Current report on Form 8-K dated February 2, 1999 related to the amendment of the Company's credit agreement.
          Current report on Form 8-K dated February 4, 1999 related to the
            Company's announcement of its 1998 fourth quarter earnings.
          Current report on Form 8-K dated February 19, 1999 related to the
            Stock Restriction and Registration Rights Agreement entered into by the Company and the former shareholders of World.
          Current report on Form 8-K dated April 22, 1999 related to the Company's announcement of its 1999 first quarter earnings.

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     MOHAWK INDUSTRIES, INC.



Dated: May 12, 1999                  By: /s/ David L. Kolb
                                         ------------------------------------
                                         DAVID L. KOLB, Chairman of the Board
                                         and Chief Executive Officer (principal
                                         executive officer)



Dated: May 12, 1999                  By: /s/ John D. Swift
                                         ------------------------------------
                                         JOHN D. SWIFT, Chief Financial Officer,
                                         Vice President-Finance and Assistant
                                         Secretary (principal financial and
                                         accounting officer)

                                 EXHIBIT INDEX


No.                     Description
---   ------------------------------------------------------------------------
11    Statement re: Computation of Per Share Earnings

27    Financial Data Schedule