Form 10-K/A
period 1998-12-31
MOHAWK INDUSTRIES INC
filed 1999-06-30
CIK 851968

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

                                      OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from           Commission File Number
                   to                                01-19826

                            MOHAWK INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                  52-1604305
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                  Identification No.)


P. O. Box 12069, 160 South Industrial Blvd., Calhoun, Georgia        30701
          (Address of principal executive offices)                 (Zip Code)

      Registrant's telephone number, including area code:   (706) 629-7721

          Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class                 Name of Each Exchange on Which Registered
-------------------                 -----------------------------------------
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

The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant (37,707,242 shares) on June 22, 1999 was $1,197,204,933. The aggregate market value was computed by reference to the closing price of the Common Stock on such date as reported on the New York Stock Exchange.

Number of shares of Common Stock outstanding as of June 22, 1999 60,599,278 shares of Common Stock, $.01 par value.

Exhibit Index starts on sequentially numbered page 4.

Pursuant to the requirements of Section 13 or 15(D) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


Date   June 28, 1999            By:  /s/ David L. Kolb
       -------------                 ------------------------------------
                                     David L. Kolb,
                                     Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                    Mohawk Industries, Inc.
                                         Registrant




Date   June 28, 1999          By:  /s/ David L. Kolb
       -------------               ------------------------------------
                                   David L. Kolb,
                                   Chairman and Chief Executive Officer
                                   (principal executive officer)

Date   June 28, 1999           By: /s/ John D. Swift
       -------------               ------------------------------------
                                   John D. Swift,
                                   Chief Financial Officer, Vice President-
                                   Finance and Assistant Secretary
                                   (principal financial and accounting officer)

Date   June 28, 1999           By: /s/ Leo Benatar
       -------------               ------------------------------------
                                   Leo Benatar,
                                   Director

Date   June 28, 1999           By: /s/ Bruce C. Bruckmann
       -------------               ------------------------------------
                                   Bruce C. Bruckmann,
                                   Director

Date   June 28, 1999           By: /s/ Alan S. Lorberbaum
       -------------               ------------------------------------
                                   Alan S. Lorberbaum,
                                   Director

Date   June 28, 1999           By: /s/ Jeffrey S. Lorberbaum
       -------------               ------------------------------------
                                   Jeffrey S. Lorberbaum,
                                   Chief Operating Officer, President
                                   and Director

Date   June 28, 1999           By: /s/ Larry W. McCurdy
       -------------               ------------------------------------
                                   Larry W. McCurdy,
                                   Director

Date   June 28, 1999           By: /s/ Robert N. Pokelwaldt
       -------------               ------------------------------------
                                   Robert N. Pokelwaldt,
                                   Director

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a) 3. Exhibits


   Exhibit 23.3(a)  Independent Auditors' Consent
   ---------------

   Exhibit 23.3(b)  Independent Auditors' Consent
   ---------------

   Exhibit 99.1     Mohawk Carpet Corporation Retirement Savings Plan
   ------------

                       Independent Auditors' Report

                       Statements of Net Assets Available for Plan Benefits as
                           of December 31, 1998 and 1997

                       Statement of Changes in Net Assets Available for Plan
                           Benefits for the Year ended December 31, 1998

                       Notes to Financial Statements

                       Item 27a - Schedule of Assets Held for Investment
                           Purposes as of December 31, 1998

                       Item 27d - Schedule of Reportable Transactions for the
                           Year ended December 31, 1998

   Exhibit 99.2     Aladdin Retirement Savings Plan
   ------------

                       Independent Auditors' Report

                       Statements of Net Assets Available for Plan Benefits as
                           of December 31, 1998 and 1997

                       Statements of Changes in Net Assets Available for Plan
                           Benefits For the year ended December 31, 1998 and the Six Months ended December 31, 1997

                       Notes to Financial Statements

                       Item 27a - Schedule of Assets Held for Investment
                           Purposes as of December 31, 1998

                       Item 27d - Schedule of Reportable Transactions for the
                           Year ended December 31,1998

                                 EXHIBIT INDEX

Exhibit
Number            Description
------            -------------------------------------------------------------

Exhibit 23.3(a)   Independent Auditors' Consent
---------------

Exhibit 23.3(b)   Independent Auditors' Consent
---------------

Exhibit 99.1      Mohawk Carpet Corporation Retirement Savings Plan
------------

                     Independent Auditors' Report

                     Statements of Net Assets Available for Plan Benefits as of
                         December 31, 1998 and 1997

                     Statement of Changes in Net Assets Available for Plan Benefits for the Year ended December 31, 1998

                     Notes to Financial Statements

                     Item 27a - Schedule of Assets Held for Investment Purposes
                         as of December 31, 1998

                     Item 27d - Schedule of Reportable Transactions for the Year
                         ended December 31, 1998

   Exhibit 99.2   Aladdin Retirement Savings Plan
   ------------

                     Independent Auditors' Report

                     Statements of Net Assets Available for Plan Benefits as of
                         December 31, 1998 and 1997

                     Statements of Changes in Net Assets Available for Plan
                         Benefits For the year ended December 31, 1998 and the Six Months ended December 31, 1997

                     Notes to Financial Statements

                     Item 27a - Schedule of Assets Held for Investment Purposes
                         as of December 31, 1998

                     Item 27d - Schedule of Reportable Transactions for the Year
                         ended December 31,1998