Form 10-Q
period 1999-07-03
MOHAWK INDUSTRIES INC
filed 1999-08-10
CIK 851968

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

[Mark One]
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 3, 1999

                                      OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          For the transition period from________to_______

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

                                                          Yes [X]   No
                                                              ---
The number of shares outstanding of the issuer's classes of capital stock as of August 6, 1999, the latest practicable date, is as follows: 60,614,156 shares of Common Stock, $.01 par value.

                            MOHAWK INDUSTRIES, INC.

                                     INDEX

                                                                                                Page No.
                                                                                                --------
    Part I.  Financial Information:

             Item 1.  Financial Statements

                 Condensed Consolidated Balance Sheets -
                      July 3, 1999 and December 31, 1998                                             3

                 Condensed Consolidated Statements of Earnings -
                      Three months ended July 3, 1999 and June 27, 1998                              5
                      Six months ended July 3, 1999 and June 27, 1998                                6

                 Condensed Consolidated Statements of Cash Flows -
                      Six months ended July 3, 1999 and June 27, 1998                                7

                 Notes to Condensed Consolidated Financial Statements                                8

             Item 2.  Management's Discussion and Analysis of Financial Condition and
                      Results of Operations                                                         11

             Item 3.  Quantitative and Qualitative Disclosure About Market Risks                    13


    Part II. Other Information                                                                      13

                         PART I. FINANCIAL INFORMATION

                         ITEM I. FINANCIAL STATEMENTS

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                (In thousands)
                                  (Unaudited)

                                                   July 3, 1999        December 31, 1998
                                                  --------------      -------------------
Current assets:

  Cash                                              $         -                2,384

  Receivables                                           372,670              331,574

  Inventories                                           528,555              423,837

  Prepaid expenses                                       10,973               21,605

  Deferred income taxes                                  52,304               52,304
                                                    -----------          -----------

      Total current assets                              964,502              831,704
                                                    -----------          -----------

Property, plant and equipment, at cost                1,070,245              883,942

Less accumulated depreciation and
  amortization                                          464,678              429,045
                                                    -----------          -----------

      Net property, plant and equipment                 605,567              454,897
                                                    -----------          -----------

Other assets                                            108,725              102,341
                                                    -----------          -----------

      Total assets                                  $ 1,678,794            1,388,942
                                                    ===========          ===========



    See accompanying notes to condensed consolidated financial statements.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS, CONTINUED

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     (In thousands, except per share data)
                                  (Unaudited)

                                                             July 3, 1999        December 31, 1998
                                                            --------------      -------------------
Current liabilities:

  Current portion of long-term debt                           $   197,038                44,424
  Accounts payable and accrued expenses                           393,190               364,369
                                                              -----------           -----------
     Total current liabilities                                    590,228               408,793

Deferred income taxes                                              31,025                31,045
Long-term debt                                                    365,979               332,665
Other long-term liabilities                                           869                 5,380
                                                              -----------           -----------
     Total liabilities                                            988,101               777,883
                                                              -----------           -----------

Stockholders' equity:
  Preferred stock, $.01 par value; 60 shares
   authorized; no shares issued
                                                                        -                     -
  Common stock, $.01 par value; 150,000 shares
   authorized; 60,608 and 60,533 shares issued
   in 1999 and 1998, respectively                                     606                   606
  Additional paid-in capital                                      179,409               172,045
  Retained earnings                                               510,678               438,408
                                                              -----------           -----------
     Total stockholders' equity                                   690,693               611,059
                                                              -----------           -----------

     Total liabilities and stockholders' equity               $ 1,678,794             1,388,942
                                                              ===========           ===========




    See accompanying notes to condensed consolidated financial statements.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                           Three Months Ended
                                                     ------------------------------
                                                     July 3,1999      June 27, 1998
                                                     -----------      -------------
Net sales                                            $   790,784            689,369

Cost of sales                                            588,532            511,436
                                                     -----------      -------------
        Gross profit                                     202,252            177,933

Selling, general and administrative expenses             121,392            110,040
                                                     -----------      -------------
        Operating income                                  80,860             67,893
                                                     -----------      -------------
Other expense:
   Interest expense                                        7,753              8,101
   Other expense, net                                        226                875
                                                     -----------      -------------
                                                           7,979              8,976
                                                     -----------      -------------

        Earnings before income taxes                      72,881             58,917

Income taxes                                              28,788             22,970
                                                     -----------      -------------

        Net earnings                                 $    44,093             35,947
                                                     ===========      =============

Basic earnings per share                             $      0.73               0.60
                                                     ===========      =============

Weighted-average common shares outstanding                60,593             60,377
                                                     ===========      =============

Diluted earnings per share                           $      0.72               0.59
                                                     ===========      =============
Weighted-average common and dilutive potential
common shares outstanding                                 61,257             61,174
                                                     ===========      =============

    See accompanying notes to condensed consolidated financial statements.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                           Six Months Ended
                                                     ------------------------------
                                                     July 3,1999      June 27, 1998
                                                     -----------      -------------
Net sales                                            $ 1,499,417          1,278,890

Cost of sales                                          1,117,457            964,214
                                                     -----------      -------------
        Gross profit                                     381,960            314,676

Selling, general and administrative expenses             245,489            208,504
                                                     -----------      -------------
        Operating income                                 136,471            106,172
                                                     -----------      -------------
Other expense:
   Interest expense                                       15,605             16,091
   Other expense, net                                      1,883                819
                                                     -----------      -------------
                                                          17,488             16,910
                                                     -----------      -------------

        Earnings before income taxes                     118,983             89,262

Income taxes                                              46,998             36,180
                                                     -----------      -------------

        Net earnings                                 $    71,985             53,082
                                                     ===========      =============

Basic earnings per share                             $      1.19               0.88
                                                     ===========      =============

Weighted-average common shares outstanding                60,579             60,322
                                                     ===========      =============

Diluted earnings per share                           $      1.17               0.87
                                                     ===========      =============

Weighted-average common and dilutive potential
common shares outstanding                                 61,271             61,076
                                                     ===========      =============

    See accompanying notes to condensed consolidated financial statements.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)


                                                                           Six Months Ended
                                                                    --------------------------------
                                                                    July 3, 1999       June 27, 1998
                                                                    ------------       -------------
Cash flows from operating activities:
  Net earnings                                                      $     71,985              53,082
  Adjustments to reconcile net earnings to net cash
     provided by operating activities:
      Depreciation and amortization                                       51,253              39,659
      Deferred taxes                                                           -               3,487

      Provision for doubtful accounts                                      7,500               5,383
      Loss on sale of property, plant and equipment                        3,095                   -
      Changes in operating assets and liabilities
          net of effects of acquisitions:
          Receivables                                                    (25,009)            (43,268)
          Inventories                                                    (67,460)            (40,892)
          Accounts payable and accrued expenses                          (10,272)             58,003
          Other assets and prepaid expenses                               13,143               9,640
          Other liabilities                                               (4,531)               (867)
                                                                    ------------       -------------
             Net cash provided by operating activities                    39,704              84,227
                                                                    ------------       -------------

Cash flows used in investing activities:
  Additions to property, plant and equipment, net                        (74,469)            (38,411)
  Acquisitions                                                          (158,786)                 25
                                                                    ------------       -------------
               Net cash used in investing activities                    (233,255)            (38,386)
                                                                    ------------       -------------
Cash flows from financing activities:
  Net change in revolving line of credit                                 190,461             (51,919)
  Payments on term loans                                                       -              (4,970)
  Redemption of acquisition indebtedness                                 (20,917)                  -
 (Redemption)/Proceeds of IRBs and other, net of proceeds                 (7,987)              5,288
  Change in outstanding checks in excess of cash                          21,961               2,924
  Common stock transactions                                                7,649               2,781
                                                                    ------------       -------------
             Net cash provided by (used in) financing activities         191,167             (45,896)
                                                                    ------------       -------------

             Net change in cash                                           (2,384)                (55)
Cash, beginning of period                                                  2,384                 200
                                                                    ------------       -------------

Cash, end of period                                                 $          -                 145
                                                                    ============       =============

Net cash paid during the period for:
  Interest                                                          $     18,698              15,765
                                                                    ============       =============

  Income taxes                                                      $     54,255              25,663
                                                                    ============       =============

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

The operating results of Image are included in the Company's 1999 consolidated statement of earnings from the date of acquisition. The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and Image as if the acquisition had occurred at the beginning of 1998.

                                                    Six Months Ended
                                              ------------------------------
                                              July 3, 1999      June 27,1998
                                              ------------      ------------
      Net sales                             $    1,515,266         1,375,789
      Net earnings                          $       71,623            54,698
      Basic earnings per share              $         1.18              0.91
      Diluted earnings per share            $         1.17              0.90

On March 9, 1999, the Company acquired all the outstanding capital stock of Durkan Patterned Carpets, Inc. ("Durkan") for approximately 3,150 shares of the Company's common stock valued at $116,500 based on the closing stock price the day the letter of intent was executed. The Durkan acquisition has been accounted for using the pooling-of-interests method of accounting and, accordingly, the Company's historical consolidated financial statements have been restated to include the accounts and results of operations of Durkan.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                (In thousands)
                                  (Unaudited)


3.   Receivables

     Receivables are as follows:

                                                                          July 3, 1999         December 31, 1998
                                                                         -------------         -----------------
     Customers, trade                                                    $     431,402                   385,768
     Other                                                                       2,897                     3,687
                                                                         -------------         -----------------
                                                                               434,299                   389,455
     Less allowance for discounts, returns, claims
             and doubtful accounts                                              61,629                    57,881
                                                                         -------------         -----------------
       Net receivables                                                   $     372,670                   331,574
                                                                         =============         =================

4.   Inventories

     The components of inventories are as follows:

                                                                          July 3, 1999         December 31, 1998
                                                                         -------------         -----------------
       Finished goods                                                    $     269,581                   219,776
       Work in process                                                          73,818                    60,266
       Raw materials                                                           185,156                   143,795
                                                                         -------------         -----------------
       Total inventories                                                 $     528,555                   423,837
                                                                         =============         =================

5.   Other assets

       Other assets are as follows:

                                                                          July 3, 1999         December 31, 1998
                                                                         -------------         -----------------
       Goodwill, net of accumulated amortization of
        $11,709 and $10,363, respectively                                $      96,685                    85,972

       Other assets                                                             12,040                    16,369
                                                                         -------------         -----------------
         Total other assets                                              $     108,725                   102,341
                                                                         =============         =================

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                (In thousands)
                                  (Unaudited)

6.  Accounts payable and accrued expenses

    Accounts payable and accrued expenses are as follows:

                                                                      July 3, 1999         December 31, 1998
                                                                      ------------         -----------------
    Outstanding checks in excess of cash                              $     48,855                    26,894
    Accounts payable, trade                                                177,950                   158,929
    Accrued expenses                                                       121,026                   126,702
    Accrued compensation                                                    45,359                    51,844
                                                                     -------------                ----------
      Total accounts payable and accrued expenses                    $     393,190                   364,369
                                                                     =============                ==========

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

     Through the Company's restructuring efforts over the past three years, new information technology systems have been installed throughout all of the organization, most of which are Year 2000 compliant. In addition, the Company has concluded identification of all other significant information technology systems that are not Year 2000 compliant. The Company has completed its review of equipment and software with the respective vendors from whom the equipment and software was purchased to address any noncompliance issues. The Company has identified certain Year 2000 issues with respect to its business systems. The Company has formed a committee of employees familiar with its information technology systems to assess and prioritize the need to act, on the basis of each system's importance, to ensure that its business systems will be made Year 2000 compliant. The Company has also completed a review of all process control systems, both proprietary and non-proprietary. This review revealed that certain Year 2000 issues exist. Although the Company can provide no assurances, it estimates that it will cost no more than $250,000 of incremental costs to make its business systems Year 2000 compliant. These upgrades have been substantially completed, and the upgrades that are still in process are expected to be completed in the third quarter of 1999. Testing of these upgrades is underway and will be completed in the third quarter of 1999.

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

Results of Operations

Quarter Ended July 3, 1999 As Compared With Quarter Ended June 27, 1998
-----------------------------------------------------------------------

     Net sales for the quarter ended July 3, 1999 were $790.8 million, which represented an increase of 15% from the $689.4 million reported for the second quarter of 1998. The Company believes the second quarter 1999 net sales increase was attributable to internal growth and the impact of 1998 and 1999 acquisitions.

     Gross profit for the second quarter of the current year was $202.3 million (25.6% of net sales). In the second quarter of 1998 gross profit was $177.9 million (25.8% of net sales).

     Selling, general and administrative expenses for the current quarter were $121.4 million (15.4% of net sales) compared to $110 million (16% of net sales) for the prior year's second period. The decrease was primarily due to better leveraging of these expenses against a higher sales volume in 1999.

     Interest expense for the current period was $7.8 million compared to $8.1 million in the second quarter of 1998. The primary factor for the decrease was a decrease in the borrowing rate in the second quarter compared to the second quarter of 1998.

     In the current period, income tax expense was $28.8 million, or 39.5% of earnings before income taxes, compared to $23.0 million, or 39.0% of earnings before income taxes, in the second quarter of 1998. The lower income tax rate in 1998 is due to the impact of prior-year restatements related to the acquisitions of World Carpets, Inc. ("World") and Durkan.

Six Months Ended July 3, 1999 As Compared With Six Months Ended June 27, 1998
-----------------------------------------------------------------------------

     Net sales for the first six months ended July 3, 1999 were $1,499.4 million, which represented an increase of 17% from the $1,278.9 million reported for the first six months of 1998. This sales increase was attributable to favorable industry conditions and a gain in market share by the Company resulting from continued emphasis on supporting its dealers and strong acceptance of new products. Additionally, much of the sales increase can be attributed to responsive customer service, leadership in product quality and competitive pricing of products.

     Gross profit for the first six months of the current year was $382 million (25.5% of net sales). In the first six months of 1998, gross profit was $314.7 million (24.6% of net sales). Much of the increase in gross profit can be attributed to favorable product mix, improved productivity, lower material costs and better leveraging of expenses with higher sales volume. Many of these improvements are primarily attributable to restructuring improvements the Company has made since 1996.

     Selling, general and administrative expenses for the current period were $245.5 million (16.4% of net sales) compared to $208.5 million (16.3% of net sales) for the prior year's first six months.

     Interest expense for the current period was $15.6 million compared to $16.1 million in the prior year's first six months. The primary factor for the decrease was a decrease in the borrowing rate in the current period compared to the prior year's first six months.

     In the current period, income tax expense was $47 million, or 39.5% of earnings before income taxes, compared to $36.2 million, or 40.5% of earnings before income taxes, in the prior year's first six months. The higher income tax rate in 1998 is due to the impact of prior-year restatements related to the acquisitions of World and Durkan.

Liquidity and Capital Resources

     The Company's primary capital requirements are for working capital, capital expenditures and acquisitions. The Company's capital needs are met through a combination of internally-generated funds, bank credit lines and credit terms from suppliers.

     The level of accounts receivable increased from $331.6 million at the beginning of 1999 to $372.7 million at July 3, 1999. The $41.1 million increase resulted primarily from seasonally higher sales volume in the second quarter as compared to December and the acquisition of Image. Inventories rose from $423.8 million at the beginning of 1999 to $528.6 million at July 3, 1999, due to requirements to meet seasonal customer demand and the acquisition of Image.

     Capital expenditures totaled $233.3 million in the first half of 1999 (including amounts paid for the Image acquisition) and were incurred primarily to modernize and expand manufacturing facilities and equipment. The Company's capital projects are primarily focused on increasing capacity, improving productivity and reducing costs. Capital spending for the remainder of 1999 is expected to range from $71 million to $81 million, the majority of which will be used to increase capacity and productivity.

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

    None.

Item 3.  Defaults Upon Senior Securities

    None.

Item 4.  Submission of Matters to a Vote of Security Holders

    The Annual Meeting of Stockholders was held on May 20, 1999, at which time stockholders were asked to elect a class of directors to serve a three-year term beginning in 1999.

    Jeffrey S. Lorberbaum and Robert N. Pokelwaldt were elected as Class I directors of the Company for a term expiring in 2002. Mr.Lorberbaum was elected by stockholders owning 50,356,463 shares of common stock, with stockholders owning 87,693 shares withholding authority. With respect to Mr. Lorberbaum's election, there were no broker nonvotes. Mr. Pokelwaldt was elected by stockholders owning 50,425,204 shares of common stock, with stockholders owning 18,952 shares withholding authority. With respect to Mr.Pokelwaldt's election, there were no broker nonvotes. Messrs. Leo Benatar, Bruce C. Bruckmann, David L. Kolb, Alan S. Lorberbaum and Larry W. McCurdy continued their terms of office as directors.

Item 5.  Other Information

    None.

Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibits

No.     Description
---     ----------------------------
11      Statement re:  Computation of Per Share Earnings

27      Financial Data Schedule

(b)     Reports on Form 8-K

    None.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  MOHAWK INDUSTRIES, INC.


Dated: August 10, 1999               By: /s/ David L. Kolb
                                         -----------------
                                     DAVID L. KOLB, Chairman of the Board and
                                     Chief Executive Officer (principal
                                     executive officer)


Dated: August 10, 1999               By: /s/ John D. Swift
                                         -----------------
                                     JOHN D. SWIFT, Chief Financial Officer,
                                     Vice President-Finance and Assistant
                                     Secretary
                                     (principal financial and accounting
                                     officer)

                                 EXHIBIT INDEX


No.      Description
---      -----------------------------
11       Statement re:  Computation of Per Share Earnings

27       Financial Data Schedule