Form 10-Q
period 1999-10-02
MOHAWK INDUSTRIES INC
filed 1999-11-08
CIK 851968

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

[Mark One]
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 2, 1999

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

                                                   Yes   [x]          No
                                                       --------   ---------

The number of shares outstanding of the issuer's classes of capital stock as of November 1, 1999, the latest practicable date, is as follows: 60,624,947 shares of Common Stock, $.01 par value.

                            MOHAWK INDUSTRIES, INC.

                                     INDEX

                                                                                    Page No.
                                                                                    -------
Part I.  Financial Information:
         Item 1. Financial Statements

            Condensed Consolidated Balance Sheets -
                 October 2, 1999 and December 31, 1998                                    3

            Condensed Consolidated Statements of Earnings -
                 Three months ended October 2, 1999 and September 26, 1998                5
                 Nine months ended October 2, 1999 and September 26, 1998                 6

            Condensed Consolidated Statements of Cash Flows -
                 Nine months ended October 2, 1999 and September 26, 1998                 7

            Notes to Condensed Consolidated Financial Statements                          8

         Item 2. Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                   11

         Item 3. Quantitative and Qualitative Disclosures About Market Risks             14

Part II. Other Information                                                               14

                        PART I.  FINANCIAL INFORMATION

                         ITEM I.  FINANCIAL STATEMENTS

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                (In thousands)
                                  (Unaudited)

                                                   October 2, 1999             December 31, 1998
                                                   ---------------             -----------------
Current assets:

    Cash                                           $             -                         2,384

    Receivables                                            385,344                       331,928

    Inventories                                            537,579                       423,837

    Prepaid expenses                                        13,444                        19,322

    Deferred income taxes                                   52,568                        52,568
                                                   ---------------             -----------------

      Total current assets                                 988,935                       830,039
                                                   ---------------             -----------------


Property, plant and equipment, at cost                   1,111,433                       883,675
Less accumulated depreciation and
      amortization                                         491,440                       428,808
                                                   ---------------             -----------------

      Net property, plant and equipment                    619,993                       454,867
                                                   ---------------             -----------------


Other assets                                               107,310                       103,684
                                                   ---------------             -----------------

      Total assets                                 $     1,716,238                     1,388,590
                                                   ===============             =================

    See accompanying notes to condensed consolidated financial statements.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS, CONTINUED

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     (In thousands, except per share data)
                                  (Unaudited)


                                                               October 2, 1999         December 31, 1998
                                                               ---------------         -----------------
Current liabilities:

    Current portion of long-term debt                          $       197,013                    44,424
    Accounts payable and accrued expenses                              401,869                   364,037
                                                               ---------------         -----------------
        Total current liabilities                                      598,882                   408,461


Deferred income taxes                                                   31,025                    31,025
Long-term debt                                                         363,252                   332,665
Other long-term liabilities                                                864                     5,380
                                                               ---------------         -----------------
        Total liabilities                                              994,023                   777,531
                                                               ---------------         -----------------

Stockholders' equity:
    Preferred stock, $.01 par value; 60 shares
      authorized; no shares issued                                           -                         -
    Common stock, $.01 par value; 150,000 shares
      authorized; 60,625 and 60,533 shares issued
      in 1999 and 1998, respectively                                       606                       606
    Additional paid-in capital                                         179,714                   172,045
    Retained earnings                                                  555,757                   438,408
                                                               ---------------         -----------------
                                                                       736,077                   611,059
    Less treasury stock, at cost;
      701 shares in 1999                                                13,862                         -
                                                               ---------------         -----------------
           Total stockholders' equity                                  722,215                   611,059
                                                               ---------------         -----------------
           Total liabilities and stockholders'
            equity                                             $     1,716,238                 1,388,590
                                                               ===============         =================

    See accompanying notes to condensed consolidated financial statements.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                           Three Months Ended
                                                             ----------------------------------------------
                                                             October 2, 1999             September 26, 1998
                                                             ---------------             ------------------
Net sales                                                      $     809,933                        718,772

Cost of sales                                                        606,687                        541,010
                                                             ---------------             ------------------
        Gross profit                                                 203,246                        177,762

Selling, general and administrative expenses                         119,258                        108,279
                                                             ---------------             ------------------
        Operating income                                              83,988                         69,483
                                                             ---------------             ------------------
Other expense:
   Interest expense                                                    8,335                          7,245
   Other expense, net                                                  1,142                            805
                                                             ---------------             ------------------
                                                                       9,477                          8,050
                                                             ---------------             ------------------

        Earnings before income taxes                                  74,511                         61,433

Income taxes                                                          29,432                         24,373
                                                             ---------------             ------------------
        Net earnings                                           $      45,079                         37,060
                                                             ===============             ==================

Basic earnings per share                                       $        0.74                           0.61
                                                             ===============             ==================
Weighted-average common shares outstanding                            60,600                         60,435
                                                             ===============             ==================

Diluted earnings per share                                     $        0.74                           0.61
                                                             ===============             ==================
Weighted-average common and dilutive potential common
   shares outstanding                                                 61,114                         61,169
                                                             ===============             ==================

    See accompanying notes to condensed consolidated financial statements.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                       Nine Months Ended
                                                         ----------------------------------------------
                                                         October 2, 1999             September 26, 1998
                                                         ---------------             ------------------
Net sales                                                $     2,307,717                      1,997,733

Cost of sales                                                  1,725,231                      1,505,976
                                                         ---------------             ------------------
        Gross profit                                             582,486                        491,757

Selling, general and administrative expenses                     361,920                        316,102
                                                         ---------------             ------------------
        Operating income                                         220,566                        175,655
                                                         ---------------             ------------------
Other expense:
   Interest expense                                               23,942                         23,336
   Other expense, net                                              3,130                          1,624
                                                         ---------------             ------------------
                                                                  27,072                         24,960
                                                         ---------------             ------------------

        Earnings before income taxes                             193,494                        150,695

Income taxes                                                      76,430                         60,553
                                                         ---------------             ------------------
        Net earnings                                     $       117,064                         90,142
                                                         ===============             ==================

Basic earnings per share                                 $          1.93                           1.49
                                                         ===============             ==================
Weighted-average common shares outstanding                        60,586                         60,359
                                                         ===============             ==================

Diluted earnings per share                                          1.91                           1.48
                                                         ===============             ==================
Weighted-average common and dilutive potential common
   shares outstanding                                             61,218                         61,107
                                                         ===============             ==================

    See accompanying notes to condensed consolidated financial statements.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF
                                  CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                      Nine Months Ended
                                                                        -----------------------------------------------
                                                                        October 2, 1999              September 26, 1998
                                                                        ---------------              ------------------
Cash flows from operating activities:
  Net earnings                                                             $    117,064                          90,142
  Adjustments to reconcile net earnings to net cash
     provided by operating activities:
      Depreciation and amortization                                              76,099                          59,198
      Deferred taxes                                                                  -                           5,951
      Provision for doubtful accounts                                            11,599                           8,057
      Loss on sale of property, plant and equipment                               2,184                              17
      Changes in operating assets and liabilities,
          net of effects of acquisitions:
          Receivables                                                           (40,411)                        (66,906)
          Inventories                                                           (75,242)                        (52,683)
          Accounts payable and accrued expenses                                 (21,775)                         65,010
          Other assets and prepaid expenses                                      15,939                           7,353
          Other liabilities                                                      (4,516)                         (1,427)
                                                                        ---------------              ------------------
             Net cash provided by operating activities                           80,941                         114,712
                                                                        ---------------              ------------------
 Cash flows used in investing activities:
  Additions to property, plant and equipment, net                              (115,216)                       (100,403)
  Acquisition                                                                  (162,463)                             25
                                                                        ---------------              ------------------
            Net cash used in investing activities                              (277,679)                       (100,378)
                                                                        ---------------              ------------------
Cash flows from financing activities:
  Net change in revolving line of credit                                        214,282                          15,785
  Payments on term loans                                                        (26,503)                        (32,143)
  Redemption of acquisition indebtedness                                        (20,917)                        (19,517)
 (Redemption)/Proceeds of IRBs and other, net of proceeds                        (8,057)                          9,596
  Change in outstanding checks in excess of cash                                 41,457                           8,291
  Acquisition of treasury stock                                                 (13,862)                              -
  Common stock transactions                                                       7,954                           3,526
                                                                        ---------------              ------------------
             Net cash provided by (used in) financing activities                194,354                         (14,462)
                                                                        ---------------              ------------------

             Net change in cash                                                  (2,384)                           (128)
Cash, beginning of period                                                         2,384                             200
                                                                        ---------------              ------------------

Cash, end of period                                                        $          -                              72
                                                                        ===============              ==================

Net cash paid during the period for:
  Interest                                                                 $     29,529                          25,456
                                                                        ===============              ==================

  Income taxes                                                             $     92,558                          49,713
                                                                        ===============              ==================

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

2. Acquisitions

On January 29, 1999, the Company acquired certain assets of Image Industries, Inc. ("Image") for approximately $192,000, including acquisition costs and the assumption of $30,000 of tax exempt debt. The Image acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition. The estimated fair values were $205,366 for assets acquired and $42,903 for the liabilities assumed.

The operating results of Image are included in the Company's 1999 consolidated statement of earnings from the date of acquisition. The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and Image as if the acquisition had occurred at the beginning of 1998.

                                                Nine Months Ended
                                     --------------------------------------
                                     October 2, 1999      September 26,1998
                                     ---------------      -----------------
  Net sales                          $     2,323,566              2,146,137
  Net earnings                       $       116,702                 92,422
  Basic earnings per share           $          1.93                   1.53
  Diluted earnings per share         $          1.91                   1.51


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

3. Treasury Stock

In the third quarter of 1999, the Company began acquiring shares of its common stock in connection with a stock repurchase program announced in September 1999. That program authorizes the Company to purchase up to 5,000 common shares from time to time on the open market at such times and at such prices as the Company's management may determine is appropriate. The Company purchased approximately 701 shares of common stock at an aggregate cost of approximately $13,900 as of October 2, 1999.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                (In thousands)
                                  (Unaudited)

4.   Receivables

     Receivables are as follows:
                                                        October 2, 1999                    December 31, 1998
                                                        ---------------                    -----------------
     Customers, trade                                   $       447,775                              385,783
     Other                                                        3,300                                4,378
                                                        ---------------                    -----------------

                                                                451,075                              390,161

     Less allowance for discounts, returns,
     claims doubtful accounts                                    65,731                               58,233
                                                        ---------------                    -----------------

      Net receivables                                   $       385,344                              331,928
                                                        ===============                    =================

5.   Inventories

     The components of inventories are as
     follows:
                                                        October 2, 1999                    December 31, 1998
                                                        ---------------                    -----------------

        Finished goods                                  $       274,755                              219,776
        Work in process                                          72,008                               60,266
        Raw materials                                           190,816                              143,795
                                                        ---------------                    -----------------

        Total inventories                               $       537,579                              423,837
                                                        ===============                    =================

6.     Other assets

       Other assets are as follows:
                                                        October 2, 1999                    December 31, 1998
                                                        ---------------                    -----------------
       Goodwill, net of accumulated
         amortization of
         $12,387 and $10,363, respectively              $        97,344                               85,972

       Other assets                                               9,966                               17,712
                                                        ---------------                    -----------------

         Total other assets                             $       107,310                              103,684
                                                        ===============                    =================

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                (In thousands)
                                  (Unaudited)


7.     Accounts payable and accrued expenses

        Accounts payable and accrued expenses are as follows:
                                                                   October 2, 1999         December 31, 1998
                                                                   ---------------         -----------------
        Outstanding checks in excess of cash                       $        68,351                    26,897
        Accounts payable, trade                                            171,739                   159,966
        Accrued expenses                                                    99,334                   126,023
        Accrued compensation                                                62,445                    51,151
                                                                   ---------------         -----------------

           Total accounts payable and accrued                      $       401,869                   364,037
            expenses                                               ===============         =================


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  On January 29, 1999, the Company acquired certain assets of Image Industries, Inc. ("Image") for approximately $192 million, including acquisition costs and the assumption of $30 million of tax exempt debt. The Image acquisition has been accounted for under the purchase method of accounting.

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

  These acquisitions have created opportunities to enhance Mohawk's operations by (i) broadening price points,(ii) increasing vertical integration efforts,
(iii) expanding distribution capabilities and (iv) facilitating entry into niche businesses.

  In the third quarter of 1999, the Company began acquiring shares of its common stock in connection with a stock purchase program announced in September 1999. That program authorized the Company to purchase up to 5 million common shares from time to time on the open market at such times and at such prices as the Company's management may determine is appropriate. As of October 2, 1999, the Company had purchased .7 million shares of common stock at an aggregate cost of $13.9 million

  Through the Company's restructuring efforts over the past three years, new information technology systems have been installed throughout all of the organization, most of which are Year 2000 compliant. In addition, the Company has concluded identification of all other significant information technology systems that are not Year 2000 compliant. The Company has completed its review of equipment and software with the respective vendors from whom the equipment and software was purchased to address any noncompliance issues. The Company has identified certain Year 2000 issues with respect to its business systems. The Company has formed a committee of employees familiar with its information technology systems to assess and prioritize the need to act, on the basis of each system's importance, to ensure that its business systems will be made Year 2000 compliant. The Company has also completed a review of all process control systems, both proprietary and non-proprietary. This review revealed that certain Year 2000 issues exist. Although the Company can provide no assurances, all upgrades have been substantially completed, and testing of these upgrades will continue into the fourth quarter of 1999.

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

Results of Operations

Quarter Ended October 2, 1999 As Compared With Quarter Ended September 26, 1998
-------------------------------------------------------------------------------

  Net sales for the quarter ended October 2, 1999 were $809.9 million, which represented an increase of 13% from the $718.8 million reported for the third quarter of 1998. The Company believes the third quarter 1999 net sales increase was attributable to internal growth and the impact of the Image acquisition.

  Gross profit for the third quarter of the current year was $203.2 million (25.1% of net sales). In the third quarter of 1998, gross profit was $177.8 million (24.7% of net sales).

  Selling, general and administrative expenses for the current quarter were $119.3 million (14.7% of net sales) compared to $108.3 million (15.1% of net sales) for the prior year's third quarter. The decrease was primarily due to better leveraging of these expenses against a higher sales volume in 1999.

  Interest expense for the current period was $8.3 million compared to $7.2 million in the third quarter of 1998. The primary factor for the increase was an increase in debt levels in the third quarter of 1999 compared to the third quarter of 1998 primarily due to the Image acquisition.

  In the current period, income tax expense was $29.4 million, or 39.5% of earnings before income taxes, compared to $24.4 million, or 39.7% of earnings before income taxes, in the third quarter of 1998. The higher income tax rate in 1998 is due to the impact of prior-year restatements related to the acquisitions of World Carpets, Inc. ("World") and Durkan.

Nine Months Ended October 2, 1999 As Compared With Nine Months Ended September
------------------------------------------------------------------------------
26, 1998
--------

  Net sales for the first nine months ended October 2, 1999 were $2,307.7 million, which represented an increase of 16% from the $1,997.7 million reported for the first nine months of 1998. This sales increase was attributable to favorable industry conditions, internal growth, the impact of the Image acquisition and four additional business days in the first nine months of fiscal 1999 when compared to the first nine months of fiscal 1998.

  Gross profit for the first nine months of the current year was $582.5 million (25.2% of net sales). In the first nine months of 1998, gross profit was $491.8
million (24.6% of net sales).   Much of the increase in gross profit can be
attributed to favorable product mix, improved productivity, and better leveraging of expenses with higher sales volume.

  Selling, general and administrative expenses for the current period were $361.9 million (15.7% of net sales) compared to $316.1 million (15.8% of net sales) for the prior year's first nine months.

  Interest expense for the current period was $23.9 million compared to $23.3 million in the prior year's first nine months. The primary factor for the increase was an increase in debt levels in the current period compared to the prior year.

  In the current period, income tax expense was $76.4 million, or 39.5% of earnings before income taxes, compared to $60.6 million, or 40.2% of earnings before income taxes, in the prior year's first nine months. The higher income tax rate in 1998 is due to the impact of prior-year restatements related to the acquisitions of World and Durkan.

Liquidity and Capital Resources

  The Company's primary capital requirements are for working capital, capital expenditures and acquisitions. The Company's capital needs are met through a combination of internally generated funds, bank credit lines and credit terms from suppliers.

  The level of accounts receivable increased from $331.9 million at the beginning of 1999 to $385.3 million at October 2, 1999. The $53.4 million increase resulted primarily from seasonally higher sales volume in the third quarter as compared to December and the acquisition of Image. Inventories rose from $423.8 million at the beginning of 1999 to $537.6 million at October 2, 1999, due to requirements to meet seasonal customer demand and the acquisition of Image.

  Capital expenditures totaled $278 million for the first nine months of 1999 (including amounts paid for the Image acquisition) and were incurred primarily to modernize and expand manufacturing facilities and equipment. The Company's capital projects are primarily focused on increasing capacity, improving productivity and reducing costs. Capital spending for the remainder of 1999 is expected to range from $30 million to $40 million, the majority of which will be used to increase capacity and productivity.

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

Certain factors affecting our performance

In addition to the other information provided in this Form 10-Q, the following risk factors should be considered when evaluating an investment in shares of Mohawk common stock.

Risks related to acquisitions.
------------------------------

  Management intends to pursue acquisitions of complementary businesses as part of its business and growth strategies. Although management regularly evaluates acquisition opportunities, it cannot offer assurance that it will be able to:

     .   successfully identify suitable acquisition candidates;
     .   obtain sufficient financing on acceptable terms to fund acquisitions;
     .   complete acquisitions;
     .   integrate acquired operations into Mohawk's existing operations; or
     .   profitably manage acquired businesses.

Acquired operations may not achieve levels of sales, operating income or productivity comparable to those of Mohawk's existing operations, or otherwise perform as expected. Acquisitions may also involve a number of special risks, some or all of which could have a material adverse effect on Mohawk's business, results of operations and financial condition, including, among others:

     .   possible adverse effects on Mohawk's operating results;
     .   diversion of Mohawk's management's attention and its resources; and
     .   dependence on retaining and training acquired key personnel.

The carpet industry is cyclical.
--------------------------------

  The carpet industry is cyclical and is influenced by a number of general economic factors. Prevailing interest rates, consumer confidence in spending for durable goods and disposable income all have an impact on Mohawk's growth and profitability. In addition, sales of Mohawk's principal products are related to construction and renovation of commercial and residential buildings. Any adverse cycle could lessen the overall demand for Mohawk's products and could, in turn, impair Mohawk's growth and profitability.

The carpet business is seasonal.
--------------------------------

  Mohawk is a calendar year end company and its results of operations for the first quarter tend to be the weakest. Mohawk's second, third and fourth quarters typically produce higher net sales and operating income. These results are primarily due to consumer residential spending patterns and more carpet being installed in the summer months.

Mohawk's business is competitive.
---------------------------------

  Mohawk operates in a highly competitive industry. Mohawk and other manufacturers in the carpet industry compete on the basis of price, style, quality and service. Some of Mohawk's competitors may have greater financial resources at their disposal. Mohawk has one competitor whose size could allow it certain manufacturing cost advantages compared to other industry participants. If competitors substantially increase production and marketing of competing products, then Mohawk might be required to lower its prices or spend more on product development, marketing, and sales, which could adversely affect Mohawk's profitability.

An increase in the costs of raw materials could negatively impact Mohawk's
--------------------------------------------------------------------------
profitability.
--------------

  The cost of raw materials has a significant impact on the profitability of Mohawk. In particular, Mohawk's business requires it to purchase large volumes of nylon fiber and polypropylene resin, which is used to manufacture fiber. Mohawk does not have any long-term supply contracts for any of these products.

While Mohawk generally attempts to match cost increases with price increases, large increases in the cost of such raw materials could adversely affect its business, results of operations and financial condition if it is unable to pass these costs through to its customers.

Mohawk may be responsible for environmental cleanup.
----------------------------------------------------

Various federal, state and local environmental laws govern the use of Mohawk's facilities. Such laws govern:

     . discharge to air and water;
     . handling and disposal of solid and hazardous substances and waste; and . remediation of contamination from releases of hazardous substances in
       Mohawk's facilities and off-site disposal locations.

Mohawk's operations are also governed by the laws relating to workplace safety and worker health, which, among other things, establish asbestos and noise standards and regulate the use of hazardous chemicals in the workplace. Mohawk has taken and will continue to take steps to comply with these laws. Based upon current available information, Mohawk believes that complying with environmental and safety and health requirements will not require material capital expenditures in the foreseeable future. However, Mohawk cannot provide assurance that complying with these environmental or health and safety laws and requirements will not adversely affect its business, results of operations and financial condition. Future laws, ordinances or regulations could give rise to additional compliance or remediation costs, which could have a material adverse affect on its business, results of operations and financial condition.

Forward-Looking Information

  Certain of the matters discussed in the preceding pages, particularly regarding anticipating future financial performance, business prospects, growth and operating strategies, proposed acquisitions, new products, Year 2000 compliance and similar matters, and those preceded by, followed by or that otherwise include the words "believes," "expects," "anticipates," "intends," "estimates," or similar expressions constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended.
For those statements, Mohawk claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve a number of risks and uncertainties. The following important factors, in addition to those discussed elsewhere in this document, affect the future results of Mohawk and could cause those results to differ materially from those expressed in the forward-looking statements: materially adverse changes in economic conditions generally in the carpet, rug and floor-covering markets served by Mohawk; failure of our vendors, customers and suppliers to timely identify and adequately address Year 2000 compliance issues; competition from other carpet, rug and floor-covering manufacturers, raw material prices, timing and level of capital expenditures, the successful integration of acquisitions including the challenges inherent in diverting Mohawk's management attention and resources from other strategic matters and from operational matters for an extended period of time, the successful introduction of new products, the successful rationalization of existing operations, and other risks identified from time to time in the Company's SEC reports and public announcements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

  The Company's market risk- sensitive instruments do not subject the Company to material risk exposure.


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

  None.

Item 5.  Other Information

  None.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

10.1 Amended and Restated Note Purchase agreement dated as of August 31, 1999 for $100 million 8.46% Senior Notes due September, 2004 among Mohawk Industries, Inc., The Prudential Insurance Company of America, Principal Life Insurance Company, John Hancock Mutual Life Insurance Company, Massachusetts Mutual Life Insurance Company, Alexander Hamilton Life Insurance Company of America and The Franklin Life Insurance Company.

10.2 Amended and Restated Series Note Agreement dated as of August 31, 1999 for $85 million due September 1, 2005 among Mohawk Industries, Inc., John Hancock Mutual Life Insurance Company, John Hancock Variable Life Insurance Company, Investors Partner Life Insurance Company, Principal Life Insurance Company, The Franklin Life Insurance Company and The Prudential Insurance Company of America.

10.3 Second Consolidated, Amended and Restated Note Agreement dated as of August 31, 1999 for $50 million, among Mohawk Industries, Inc., and The Prudential Insurance Company of America.

No.      Description
---      -----------
11       Statement re: Computation of Per Share Earnings

27       Financial Data Schedule

27.1     1999 Financial Data Schedule (restated)

27.2     1998 Financial Data Schedule (restated)


(b)      Reports on Form 8-K

  None.

                                  SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                MOHAWK INDUSTRIES, INC.



Dated: November 8, 1999           By: /s/ David L. Kolb
                                      -----------------
                                  DAVID L. KOLB, Chairman of the Board and
                                  Chief Executive Officer (principal executive
                                  officer)


Dated: November 8, 1999           By: /s/ John D. Swift
                                      -----------------
                                  JOHN D. SWIFT, Chief Financial Officer,
                                  Vice President-Finance and Assistant Secretary
                                  (principal financial and accounting officer)

                                 EXHIBIT INDEX


No.     Description
---     -----------

(a)     Exhibits

10.1 Amended and Restated Note Purchase agreement dated as of August 31, 1999 for $100 million 8.46% Senior Notes due September, 2004 among Mohawk Industries, Inc., The Prudential Insurance Company of America, Principal Life Insurance Company, John Hancock Mutual Life Insurance Company, Massachusetts Mutual Life Insurance Company, Alexander Hamilton Life Insurance Company of America and The Franklin Life Insurance Company.

10.2 Amended and Restated Series Note Agreement dated as of August 31, 1999 for $85 million due September 1, 2005 among Mohawk Industries, Inc., John Hancock Mutual Life Insurance Company, John Hancock Variable Life Insurance Company, Investors Partner Life Insurance Company, Principal Life Insurance Company, The Franklin Life Insurance Company and The Prudential Insurance Company of America.

10.3 Second Consolidated, Amended and Restated Note Agreement dated as of August 31, 1999 for $50 million, among Mohawk Industries, Inc., and The Prudential Insurance Company of America.

11      Statement re: Computation of Per Share Earnings

27      Financial Data Schedule

27.1    1999 Financial Data Schedule (restated)

27.2    1998 Financial Data Schedule (restated)