Form 10-K
period 1999-12-31
MOHAWK INDUSTRIES INC
filed 2000-03-10
CIK 851968

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
   [Mark One]
      [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [_]

     The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant (26,551,688 shares) on March 6, 2000 was $547,628,565. The aggregate market value was computed by reference to the closing price of the Common Stock on such date.

     Number of shares of Common Stock outstanding as of March 6, 2000:
55,046,097 shares of Common Stock, $.01 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Definitive Proxy Statement for the 2000 Annual Meeting of
                            Stockholders--Part III

================================================================================

                                    PART I

Item 1.  Business

General

     Mohawk Industries, Inc. ("Mohawk" or the "Company," a term which includes the Company and its subsidiaries, including its primary operating subsidiaries, Mohawk Carpet Corporation ("Mohawk Carpet"), Aladdin Manufacturing Corporation ("Aladdin Manufacturing", formerly known as Mohawk Manufacturing Corporation) and Durkan Patterned Carpets, Inc. ("Durkan")) is a leading producer of woven and tufted broadloom carpet and rugs for principally residential applications. The Company is the second largest carpet and rug manufacturer in the United States, with 1999 net sales of approximately $3.1 billion. The Company designs, manufactures and markets carpet and rugs in a broad range of colors, textures and patterns. The Company is widely recognized through its premier brand names, some of which are "Mohawk," "Aladdin," "American Rug Craftsmen," "American Weavers," "Bigelow," "Custom Weave," "Durkan," "Galaxy," "Harbinger," "Helios," "Horizon," "Image," "Karastan," "Mohawk Commercial," "Newmark Rug," "World" and "WundaWeve," and markets its products primarily through carpet retailers, home centers, mass merchandisers, department stores, commercial dealers and commercial end users. Mohawk's operations are vertically integrated from the extrusion of resin and post-consumer plastics into fiber, to the conversion of fiber into yarn and to the manufacture and shipment of finished carpet and rugs.

History

     The Company was organized in Delaware in 1988 to acquire Aladdin Manufacturing from its predecessor owner, Mohasco Corporation, in a leveraged buyout transaction. The Company completed its initial public offering of Common Stock in April 1992, raising approximately $42.5 million in proceeds, which were used to retire indebtedness and redeem preferred stock outstanding at that time. Mohawk acquired Horizon Industries, Inc. ("Horizon") in October 1992 for approximately $63.9 million in cash and 4,009,500 shares of Common Stock valued at approximately $22.5 million. Mohawk purchased American Rug Craftsmen, Inc. ("American Rug") in April 1993 for approximately $32.0 million in cash and Karastan Bigelow in July 1993 for approximately $155.5 million, which was substantially all cash. In May 1993, the Company completed an offering of 4,725,000 shares of Common Stock. Of the total number of shares, 3,600,000 shares were sold by the Company and 1,125,000 shares were sold by selling stockholders. The net proceeds to the Company were approximately $46.0 million. On February 25, 1994, Mohawk acquired all of the common stock of Aladdin Mills, Inc. ("Aladdin") in exchange for approximately 20,343,000 shares of Common Stock, valued at $386.5 million, based upon the closing stock price at the date the agreement was executed. On January 13, 1995, Mohawk acquired all of the capital stock of Galaxy Carpet Mills, Inc. ("Galaxy") for $42.2 million in cash.

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

     The Company completed its acquisitions of Newmark & James, Inc. ("Newmark") and American Weavers LLC ("American Weavers"), on June 30, 1998 and August 10, 1998, respectively. On November 12, 1998, the Company acquired all of the outstanding capital stock of World Carpets, Inc. ("World") in exchange for approximately 4.9 million shares of the Company's common stock valued at $149.5 million, based on the closing stock price on the day the agreement was executed.

     On January 29, 1999, the Company acquired certain assets of Image Industries, Inc. ("Image") for approximately $192 million, including the assumption of $30 million of tax exempt bonds, and on March 9, 1999, the Company acquired all of the outstanding capital stock of Durkan, for approximately 3.1 million shares valued at $116.5 million based on the closing stock price the day the letter of intent was executed.

     On October 23, 1997, the Board of Directors of the Company declared a 3-for-2 stock split that was paid as a 50% stock dividend on December 4, 1997, to holders of record on November 4, 1997. All share information presented herein gives effect to this stock split and the World and Durkan mergers.

Industry

     According to the most recent figures available from the United States Department of Commerce, worldwide carpet and rug sales volume of American manufacturers and their domestic divisions was 1.8 billion square yards in 1998. This volume represents a market in excess of approximately $10.9 billion at the "mill level," which management believes, based on standard industry mark-ups, translates into approximately $17.4 billion to $19.5 billion at the retail level. Based upon data obtained from recent industry publications, the worldwide carpet and rug sales volume of American manufacturers in 1999 was approximately
1.9 billion square yards and $11.1 billion. The overall level of sales in the carpet industry is influenced by a number of factors, including consumer confidence in spending for durable goods, interest rates, turnover in housing, the condition of the residential and commercial construction industries and the overall strength of the economy.

     Broadloom carpet (defined as carpet over six feet by nine feet in size) represented 82% of the volume shipped by the industry in 1998. Tufted broadloom carpet (a category that refers to the manner of construction in addition to size) represented 95% of the broadloom industry volume shipped in 1998. The broadloom carpet industry has two primary markets, residential and commercial, with the residential market making up approximately 74% of industry volume shipped and the commercial market comprising approximately 26% in 1998. An estimated 55% of industry shipments is made in response to replacement demand, which usually involves exact yardage (or "cut order") shipments that typically provide higher profit margins than sales of carpet sold in full rolls. Because the replacement business generally involves higher quality carpet cut to order by the manufacturer, rather than the dealer, this business tends to be more profitable for manufacturers than the new construction business.

Products and Markets

     The Company designs, manufactures and markets hundreds of styles of carpet, rugs and mats in a broad range of colors, textures and patterns. Mohawk positions its products in all price ranges and emphasizes quality, style, performance and service. The Company is widely recognized through its premier brand names, "Mohawk," "Aladdin," "American Rug Craftsmen," "American Weavers," "Bigelow," "Bigelow Commercial," "Custom Weave," "Durkan," "Galaxy," "Harbinger," "Helios," "Horizon," "Image," "Karastan," "Karastan Contract," "Mohawk Commercial," "Newmark Rug," "World" and "WundaWeve," and markets its products primarily through carpet retailers, home centers, mass merchandisers, department stores, commercial dealers, and commercial end users. Some products are also marketed through private labeling programs.

     Mohawk markets certain of its products outside the United States, but does not consider sales of such products to be material.

     Sales to residential customers represent a significant portion of the total industry and the majority of the Company's sales. The Company currently markets approximately 900 residential products to more than 25,000 customers, which include independent retailers, department stores, mass merchandisers, buying groups, and building and tenant improvement contractors.

     The Company has positioned its premier residential brand names across all price ranges. "Mohawk," "Custom Weave," "WundaWeve," "Bigelow," "Galaxy," "Horizon," "Helios," "Karastan" and "World," are positioned to sell primarily in the medium-to-high retail price range in the residential broadloom market and these lines are also sold under private labels. These lines have substantial brand name recognition among carpet dealers and retailers with the "Karastan," "Mohawk" and "Bigelow" brands having the highest consumer recognition in the industry. "Karastan" is the leader in the exclusive high-end market. The "Aladdin" brand name competes primarily in the low-to-medium retail price range.

     The Company believes it is considered a leader within the industry of U.S. carpet manufacturers providing marketing support. Through dealer programs like Karastan Gallery, Mohawk Color Center and Mohawk FloorScapes, the Company offers intensive marketing and advertising support. These programs offer varying degrees of support to dealers in sales and management training, display racks, exclusive promotions and assistance in certain administrative functions such as consumer credit, advertising and insurance.

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

     In the commercial market, the Company markets its products under the brand names "Mohawk Commercial," "Harbinger," "Aladdin," "Durkan Commercial," "World Contract," "Karastan Contract" and "Bigelow Commercial." The marketing strategy of the Mohawk Commercial, Karastan Contract and Bigelow Commercial brands is to leverage the brands' traditional sales strength in the educational institution part of the market to the office, hospitality, retail and health care groups. These brands are comprised of specialized products for these groups that emphasize product quality and specification rather than just price. The Company has also added carpet tile to its product groups, which service the corporate space market.

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

     Woven commercial products accounted for a significant portion of the Company's net sales of commercial product in 1999, including the Mohawk Commercial brand's exclusive woven interlock products, which are manufactured by a unique weaving process that increases performance, wear and durability. The Company's ability to make woven carpet under the Mohawk Commercial, Karastan Contract and Bigelow Commercial brand names in large volume for commercial applications differentiates it from other manufacturers, most of which produce tufted carpet almost exclusively. Woven carpet and specifically the Company's woven interlock products sell at higher prices than tufted carpet and generally produce higher profit margins. Management believes that the Company is the largest producer of woven carpet in the United States and that the Company has several carpet weaving machines and processes that no other manufacturer has, thereby allowing the Company to create carpet to meet specifications that its competitors cannot duplicate.

     The machine-made rug market is currently the fastest growing segment of the
U. S. carpet and rug industry with an annual growth rate estimated to be approximately 6% in 1999. Much of this growth has occurred at the low-to-medium retail price ranges. The distribution channels for the rug market primarily include department stores, mass merchants, floorcovering stores, catalog stores, home centers and furniture stores.

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

     The Company also sells to the bath mat and washable bath rug components of the rug market through its Newmark Rug and Aladdin brand names. The Aladdin products are tufted nylon and polyester products, which are distributed through department stores and mass merchants. The Newmark products are high-end washable cotton bath rugs that are distributed to the luxury market of department stores, specialty stores, and catalogue businesses.

Advertising and Promotion

     The Company promotes its products in the form of co-operative advertising, point-of-sale displays and marketing literature provided to assist in marketing various carpet styles. Mohawk also continues to rely on the substantial brand name identification of its "Aladdin," "Alexander Smith," "American Rug Craftsmen," "American Weavers," "Bigelow," "Bigelow Commercial," "Custom Weave," "Durkan," "Galaxy," "Harbinger," "Helios," "Horizon," "Image," "Karastan," "Karastan Contract," "Mohawk," "Mohawk Commercial," "Newmark Rug," "World" and "WundaWeve" lines. The cost of producing display samples, a significant promotional expense, is partially offset by sales of samples and support from raw materials suppliers.

Manufacturing and Operations

     The Company's manufacturing operations are vertically integrated and include the extrusion of resin and post-consumer plastics into polypropylene, polyester and nylon fiber, yarn processing, tufting, weaving, dyeing, coating and finishing. Capital expenditures are primarily focused on increasing capacity, improving productivity and reducing costs. Mohawk incurred $509.6 million in capital expenditures over the past three years, including acquisitions. These expenditures increased manufacturing efficiency and capacity, while improving overall cost competitiveness.

Raw Materials and Suppliers

     The principal raw materials the Company uses are nylon staple fibers; nylon filament fibers; raw wool; polypropylene filament fibers; polyester staple fibers; olefin and polyester resins and post-consumer plastics; synthetic backing materials, polyurethane and latex; and various dyes and chemicals. Mohawk obtains all of its major raw materials from independent sources and all of its externally purchased nylon fibers from four major suppliers: E.I. du Pont de Nemours and Company, Solutia, Inc., BASF Corporation and Honeywell, Inc. Most of the fibers the Company uses in carpet production are treated with stain-resistant chemicals. The Company has not experienced significant shortages of raw materials in recent years. The Company believes that the loss of any one supplier would not have a material effect on the Company and that an alternative supply arrangement could be made in a relatively short period of time.

Competition

  All of the markets in which the Company does business are highly competitive, with less than 100 companies engaged in the manufacture and sale of carpet in the United States. Carpet manufacturers also face competition from the hard surface floorcovering industry. Based on industry publications, the top twenty North American carpet and rug manufacturers (including their American and foreign divisions) in 1998 had worldwide sales in excess of $10 billion, and the top twenty manufacturers in 1990 had sales in excess of $6 billion. In 1999, the top five manufacturers had worldwide sales in excess of $9 billion. Mohawk, with 1999 net sales of approximately $3.1 billion, is the second largest producer of carpet and rugs (in terms of sales volume).

     Certain of the Company's competitors may have greater financial resources than the Company. Mohawk has one competitor whose size could allow it certain manufacturing cost advantages compared to other industry participants.

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

Trademarks

     Mohawk uses several trademarks that it considers important in the marketing of its products, including "Aladdin," "Alexander Smith (R)," "American Rug Craftsmen," "Bigelow (R)," "Ciboney (R)," "Commercial Horizons (R)," "Custom Weave" "Galaxy(R)" "Hamilton (R)" "Harbinger (R)," "Helios (R)," "Horizon (R)," "Image," "Karastan (R)," "Mohawk (R)," "Mohawk Color Center (R)," "Mohawk Commercial," "Tommy Mohawk (R)," "Townhouse," "World" and "WundaWeve."

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

     During 1999, no single customer accounted for more than 5.0% of Mohawk's total net sales. The Company believes the loss of one or a few major customers would not have a material adverse effect on the Company's business.

Backlog

     Backlog of orders is generally insignificant in the carpet manufacturing business because most residential orders are filled within several days and commercial backlogs reflect the terms of the relevant contracts, which generally require delivery within four to six weeks.

Employees

     As of December 31, 1999, the Company employed 23,050 persons. Approximately 310 Mohawk employees are members of the Union of Needletrades, Industrial and Textile Employees, AFL-CIO, CLC with which the Company is party to a collective bargaining agreement. Other than with respect to these employees, the Company is not a party to any collective bargaining agreements. Additionally, the Company has not experienced any strikes or work stoppages. The Company believes that its relations with its employees are good.

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

Cyclical Nature of Industry; Current Economic Conditions

     The carpet industry is a cyclical business, influenced by a number of general economic factors, including consumer confidence, spending for durable goods, disposable income, interest rates, turnover in housing and the condition of the residential and commercial construction industries (including the number of new housing starts and the level of commercial construction). During economic downturns, the carpet industry can be expected to experience a general decline in sales and profitability.

Item 2. Properties

     The Company owns a 47,500 square foot headquarters office in Calhoun, Georgia on an eight acre site. The following table lists the principal manufacturing and distribution facilities owned by the Company:

                                                                                                     Approx.
                                                                                                    Enclosed
                                                                                                     Area in
                                                                                                     Square
Location                     Primary Products or Purposes                                            Footage
----------------------     -----------------------------------------------------------          ---------------
Dalton, GA............       Carpet and rug manufacturing and warehousing.............                2,089,000
Dalton, GA............       Carpet manufacturing, distribution and offices...........                1,103,200
Dalton, GA............       Carpet manufacturing, distribution and offices...........                  396,900
Dalton, GA............       Carpet and yarn manufacturing............................                1,101,600
Chatsworth, GA........       Carpet manufacturing, warehousing and offices............                  787,800
Dublin, GA............       Carpet manufacturing, warehousing and offices............                  831,000
Lyerly, GA............       Carpet manufacturing and warehousing.....................                  820,000
Eden, NC..............       Carpet and rug manufacturing.............................                  784,200
Calhoun, GA...........       Carpet manufacturing and distribution center.............                  792,000
Dalton, GA............       Carpet manufacturing.....................................                  342,000
Eton, GA..............       Carpet manufacturing.....................................                  577,205
Armuchee, GA..........       Carpet manufacturing.....................................                  232,000
Chatsworth, GA........       Distribution center......................................                  812,075
Shannon, GA...........       Distribution center......................................                  567,000
Landrum, SC...........       Weaving and finishing of carpet..........................                  350,000
Dalton, GA............       Carpet dyeing............................................                  259,000
Dalton, GA............       Carpet dyeing............................................                  216,000
Dalton, GA............       Sample storage and distribution..........................                  123,000
Eden, NC..............       Carpet and rug distribution..............................                  194,000
Summerville, GA.......       Sample manufacturing and distribution....................                  235,000
Chatsworth, GA........       Sample manufacturing.....................................                  291,800
Sugar Valley, GA......       Rug manufacturing, warehousing and offices...............                  472,500
Dalton, GA............       Rug manufacturing and offices............................                  135,000
Calhoun, GA...........       Rug manufacturing and warehousing........................                  250,000
Chatsworth, GA........       Yarn extrusion...........................................                  257,800
Summerville, GA.......       Yarn extrusion...........................................                  579,000
Dahlonega, GA.........       Yarn manufacturing.......................................                  380,000
Calhoun Falls, SC.....       Yarn manufacturing.......................................                  425,000
Bennettsville, SC.....       Yarn manufacturing.......................................                  412,000

Dalton, GA............       Yarn manufacturing.......................................                  105,400
Laurel Hill, NC.......       Yarn manufacturing.......................................                  203,000
Fort Oglethorpe, GA .        Yarn manufacturing.......................................                  194,000
Dalton, GA............       Yarn manufacturing.......................................                  231,000
Dalton, GA............       Yarn manufacturing.......................................                  180,000
Calhoun, GA...........       Yarn manufacturing.......................................                  121,000
Calhoun, GA...........       Yarn manufacturing.......................................                  113,800
Dillon, SC............       Yarn manufacturing.......................................                  102,000
South Pittsburg, TN .        Yarn manufacturing.......................................                  102,000
Chatsworth, GA........       Yarn manufacturing.......................................                  138,100
Rome, GA..............       Yarn manufacturing.......................................                  240,400
Rome, GA..............       Yarn manufacturing.......................................                  224,000
Cartersville, GA......       Yarn manufacturing.......................................                  178,100
Milledgeille, GA......       Yarn manufacturing.......................................                  255,000
Ulmer, SC.............       Yarn manufacturing.......................................                  238,666
Chatsworth, GA........       Yarnset plant............................................                  121,200
Chatsworth, GA........       Commercial warehouse.....................................                  128,000
Eton, GA..............       Storage warehouse........................................                  121,300
Greenville, NC........       Wool processing..........................................                  103,000
Calhoun, GA...........       Textile and Rug Manufacturing............................                  287,688

________________
     The following table lists the Company's material leased office, manufacturing and warehouse facilities:

                                                                                         Approx.
                                                                                        Enclosed            Lease
                                                                                         Area in            Term
                                                                                         Square            Through
Location                     Primary Products or Purposes                               Footage              (1)
----------------------     --------------------------------------------------        -------------     --------------
Calhoun, GA...........       Mat manufacturing and warehouse (2).............              164,400           Jun-2004
La Mirada, CA.........       Distribution warehouse..........................              220,000           Jan-2011
Grand Prairie, TX.....       Distribution warehouse..........................              202,890           Jun-2012
Bowlingbrook, IL......       Distribution warehouse..........................              201,959           Nov-2019
Glen Burnie, MD.......       Distribution warehouse..........................              187,200           Apr-2007
Pembroke Park, FL.....       Distribution warehouse..........................              186,537           Jul-2020
Pompton Plains, NJ....       Distribution warehouse..........................              164,347           Jul-2011
Miami, FL.............       Distribution warehouse (2)......................              139,574           May-2001
Columbus, OH..........       Distribution warehouse..........................              112,500           Sep-2004
Romeoville, IL........       Distribution warehouse..........................              108,000           Oct-2004
Calhoun, GA...........       Carpet manufacturing............................               80,762           Jun-2000
Rome, GA..............       Warehouse.......................................              140,000           Feb-2000
Bentonville, AR.......       Textile manufacturing...........................              134,067           Nov-2004
Kensington, GA........       Warehouse.......................................              277,484           May-2000

________________
(1)  Include renewal options exercisable by the Company.
(2) Includes a number of separately leased adjoining or adjacent buildings with varying lease terms. The expiration date shown in the table is the earliest expiration date of the respective group of leases.

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

     In December 1995, the Company and four other carpet manufacturers were added as defendants in a purported class action lawsuit, In re Carpet Antitrust Litigation, pending in the United States District Court for the Northern District of Georgia, Rome Division. The amended complaint alleges price-fixing regarding polypropylene products in violation of Section One of the Sherman Act. In September 1997, the Court determined that the plaintiffs met their burden of establishing the requirements for class certification and granted the plaintiffs' motion to certify the class. The Company is a party to two consolidated lawsuits captioned Gaehwiler v. Sunrise Carpet Industries, Inc. et al. and Patco Enterprises, Inc. v. Sunrise Carpet Industries, Inc. et al., both of which were filed in the Superior Court of the State of California, City and County of San Francisco, in 1996. Both complaints were brought on behalf of a purported class of indirect purchasers of carpet in the State of California and seek damages for alleged violations of California antitrust and unfair competition laws. The complaints filed do not specify any amount of damages but do request for any unlawful conduct to be enjoined and treble damages plus reimbursement for fees and costs. In October 1998, two plaintiffs, on behalf of an alleged class of purchasers of nylon carpet products, filed a complaint in the United States District Court for the Northern District of Georgia against the Company and two of its subsidiaries, as well as a competitor and one of its subsidiaries. The complaint alleges that the Company acted in concert with other carpet manufacturers to restrain competition in the sale of certain nylon carpet products. The Company has filed an answer, denied the allegations in the complaint and set forth its defenses. In February 1999, a similar complaint was filed in the Superior Court of the State of California, City and County of San Francisco, on behalf of a purported class based on indirect purchases of nylon carpet in the State of California and alleges violations of California antitrust and unfair competition laws. The complaints described above do not specify any specific amount of damages but do request injunctive relief and treble damages plus reimbursement for fees and costs. The Company believes it has meritorious defenses and intends to vigorously defend against these actions.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders of the Company during the fourth quarter ended December 31, 1999.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

Market for the Common Stock

     The Company's common stock is quoted on the New York Stock Exchange ("NYSE") under the symbol "MHK." The table below shows the high and low sales prices per share of the Common Stock as reported on the NYSE Composite Tape, for each fiscal period indicated.

                                                                                 Mohawk
                                                                              Common Stock
                                                                        ------------------------
                                                                            High          Low
                                                                        ----------    ----------
     1998
     ----
     First quarter..........................................            $    33.50         20.50
     Second quarter.........................................                 35.50         28.44
     Third quarter..........................................                 34.94         22.63
     Fourth quarter.........................................                 42.44         22.69

     1999
     ----
     First quarter..........................................            $    42.00         25.94
     Second quarter.........................................                 38.56         28.19
     Third quarter..........................................                 30.44         18.38
     Fourth quarter.........................................                 26.81         19.69

     2000
     ----
     First quarter (through March  6, 2000).................            $    26.00         20.31


     As of March 6, 2000, there were 463 holders of record of Common Stock. Mohawk has not paid or declared any cash dividends on shares of its Common Stock since completing its initial public offering. The Company's policy is to retain all net earnings for the development of its business, and it does not anticipate paying cash dividends on the Common Stock in the foreseeable future. The payment of future cash dividends will be at the sole discretion of the Board of Directors and will depend upon the Company's profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. The payment of cash dividends is limited by certain covenants within various Company loan agreements.

     On March 9, 1999, the Company issued approximately 3.1 million shares of Common Stock to the former shareholders of Durkan in exchange for all of their shares of Durkan. This issuance of securities was made in reliance on the exemption from registration provided under Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving a public offering. All of the securities were acquired by the recipients for investment and with no view toward the public resale or distribution of the securities without registration. There was not any public solicitation and the issued stock certificates bear restrictive legends.

Item 6. Selected Financial Data

     The following table sets forth the selected financial data of the Company for the periods indicated, derived from the consolidated financial statements of the Company. On January 13, 1995, the Company acquired all of the outstanding capital stock of Galaxy. On July 23, 1997, the Company acquired certain assets of Diamond Rug & Carpet Mills, Inc. and other assets owned by Diamond's principal shareholders. The acquisitions of Galaxy and Diamond were recorded using the purchase method of accounting. On November 12, 1998, the Company acquired all of the outstanding capital stock of World in exchange for approximately 4.9 million shares of the Company's common stock in a transaction recorded using the pooling-of-interests method of accounting. On January 29, 1999, the Company acquired certain assets and assumed certain liabilities of Image. The acquisition was recorded using the purchase method of accounting. On March 9, 1999, the Company acquired all of the outstanding capital stock of Durkan in exchange for approximately 3.1 million shares of the Company's common stock in a transaction recorded using the pooling-of-interests method of accounting. All financial data has been restated to include the accounts and results of operations of World and Durkan. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and notes thereto included elsewhere herein.

                                                                 At or for the Years ended December 31,
                                           -----------------------------------------------------------------------------------
                                                 1999             1998             1997             1996             1995
                                           ----------------   --------------   -------------    -------------    -------------
                                                                   (In thousands, except per share data)
Statement of earnings data:
Net sales.............................     $    3,083,264        2,744,620        2,429,085        2,239,471        2,041,865
Cost of sales.........................          2,306,405        2,063,333        1,869,221        1,726,765        1,594,050
                                           ---------------    -------------    -------------    -------------    -------------
  Gross profit........................            776,859          681,287          559,864          512,706          447,815
Selling, general and administrative
  expenses............................            482,062          432,191          383,523          367,251          348,278
Restructuring costs (a)...............                  -                -                -              700            8,439
Carrying value reduction of property,
  plant and equipment and other
  assets (b)..........................                  -            2,900            5,500            3,060           23,711
Compensation expense for stock
  option exercises (c)................                  -                -            2,600                -            4,000
                                           ---------------    -------------    -------------    -------------    -------------
  Operating income....................            294,797          246,196          168,241          141,695           63,387
                                           ---------------    -------------    -------------    -------------    -------------
Interest expense......................             32,632           31,023           36,474           39,772           42,398
Acquisition costs - World Merger (d)                    -           17,700                -                -                -
Other expense, net....................              2,266            2,667              338            4,586            1,170
                                           ---------------    -------------    -------------    -------------    -------------
                                                   34,898           51,390           36,812           44,358           43,568
                                           ---------------    -------------    -------------    -------------    -------------
  Earnings before income taxes........            259,899          194,806          131,429           97,337           19,819
Income taxes .........................            102,660           79,552           51,866           40,395            8,022
                                           ---------------    -------------    -------------    -------------    -------------
  Net earnings........................     $      157,239          115,254           79,563           56,942           11,797
                                           ===============    =============    =============    =============    =============

Basic earnings per share (e)..........     $         2.63             1.91             1.33             0.96             0.21
                                           ===============    =============    =============    =============    =============
Weighted-average common shares
  outstanding (e).....................             59,730           60,393           59,962           59,310           57,235
                                           ===============    =============    =============    =============    =============
Diluted earnings per share (e)........     $         2.61             1.89             1.32             0.95             0.20
                                           ===============    =============    =============    =============    =============
Weighted-average common and
   dilutive potential common shares
   outstanding (e)....................             60,349           61,134           60,453           59,899           58,485
                                           ===============    =============    =============    =============    =============

                                                                   At or for the Years ended December 31,
                                           -----------------------------------------------------------------------------------
                                                 1999             1998             1997             1996             1995
                                           ----------------   --------------   -------------    -------------    -------------
                                                                   (In thousands, except per share data)
Balance sheet data:
Working capital.......................     $      560,057          438,474          389,378          390,889          305,370
Total assets..........................          1,682,873        1,405,486        1,233,361        1,226,959        1,110,438
Short-term note payable...............                  -                -                -           21,200           50,000
Long-term debt (including current
     portion) .                                   596,065          377,089          402,854          486,952          435,940
Stockholders' equity..................            692,546          611,059          493,841          409,616          343,452



(a) During 1995 and 1996, the Company recorded pre-tax restructuring costs of $8.4 million and $0.7 million, respectively, related to certain mill closings whose operations have been consolidated into other Mohawk facilities.

(b) During 1995, the Company adopted FAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, as of January 1, 1995. A charge of $23.7 million was recorded for the reduction of the carrying value of property, plant and equipment at certain mills. During 1996, the Company recorded a charge of $3.1 million arising from the write-down of property, plant and equipment to be disposed of related to the closing of a manufacturing facility in 1996 and a revision in the estimate of fair value of certain property, plant and equipment based on current market conditions related to mill closings in 1995. During 1997, the Company recorded a charge of $5.5 million arising from a revision in the estimated fair value of certain property, plant and equipment held for sale based on current appraisals and other market information related to a mill closing in 1995. During 1998, the Company recorded a charge of $2.9 million for the write-down of assets to be disposed of relating to the acquisition of World.

(c) Charges of $4.0 million and $2.6 million were recorded in 1995 and 1997, respectively, for income tax reimbursements to be made to certain executives related to the exercise of stock options granted in 1988 and 1989 in connection with the Company's 1988 leveraged buyout.

(d) The Company recorded a one-time charge of $17.7 million in 1998 for transaction expenses related to the World Merger.

(e) The Board of Directors declared a 3-for-2 stock split on October 23, 1997, which was paid on December 4, 1997 to holders of record on November 4, 1997. Earnings per share and weighted-average common share data have been restated to reflect the split.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

  During the three-year period ended December 31, 1999, the Company continued to experience significant growth both internally and through acquisitions.

  On July 23, 1997, the Company acquired certain assets of Diamond Rug & Carpet Mills, Inc. ("Diamond") and other assets owned by Diamond's principal shareholders for approximately $36.0 million, which consisted of $19.6 million in cash at closing, $7.0 million in cash over the six-month period following closing and a $9.4 million note payable in seven annual installments of principal plus interest at 6%. The acquisition was accounted for using the purchase method of accounting.

  The Company completed its acquisitions of Newmark and American Weavers on June 30, 1998 and August 10, 1998, respectively. Both of these acquisitions were accounted for using the purchase method of accounting. On November 12, 1998, the Company acquired all of the outstanding capital stock of World in exchange for approximately 4.9 million shares of the Company's common stock valued at $149.5 million, based on the closing stock price on the day the agreement was executed. The acquisition of World was accounted for using the pooling-of-interests method of accounting.

  On January 29, 1999, the Company acquired certain assets of Image for approximately $192 million, including acquisition costs and the assumption of $30 million of tax-exempt debt, and on March 9, 1999, the Company acquired all of the outstanding capital stock of Durkan for approximately 3.1 million shares of the Company's common stock valued at $116.5 million based on the closing stock price the day the letter of intent was executed. The Image acquisition was accounted for using the purchase method of accounting, and the Durkan acquisition was accounted for using the pooling-of-interests method of accounting.

  These acquisitions have created opportunities to enhance Mohawk's operations by (i) broadening price points, (ii) increasing vertical integration efforts,
(iii) expanding distribution capabilities and (iv) facilitating entry into niche businesses, such as rugs, decorative throws and table runners.

  Prior to December 31, 1999, the impact of the changeover to 2000 on computer software programs and internal operating systems was uncertain and recent publications have suggested that February 29, 2000, may cause interruptions or system failure in computer software programs and internal operating systems. In 1999, the Company spent approximately $.5 million to review and upgrade its computer and business systems in its effort to make these systems Year 2000 compliant and thereby avoid such interruptions resulting from the changeover to 2000 or the occurrence of February 29, 2000. To date the Company has not incurred, and does not expect to incur any significant interruptions as a result of the changeover to 2000 and the Company is not expecting to incur significant interruptions as a result of the occurrence of February 29, 2000.

  Effective January 1, 2000, the Company changed the estimated useful lives of certain property, plant and equipment. Management believes this change more accurately reflects the actual lives of these assets and is more consistent with industry practice. The prospective change is estimated to reduce annual depreciation expense by approximately $20 million in 2000. See accompanying Notes to Consolidated Financial Statements for further discussion.

Results of Operations

Year Ended December 31, 1999 as Compared with Year Ended December 31, 1998
--------------------------------------------------------------------------

  Net sales for the year ended December 31, 1999 were $3,083.3 million, reflecting an increase of $338.6 million, or approximately 12.3%, over the $2,744.6 million reported in the year ended December 31, 1998. All major product categories achieved sales increases in 1999 as compared to 1998. The Company believes that the 1999 net sales increase was attributable to internal growth and the acquisition of Image.

  Quarterly net sales and the percentage changes in net sales by quarter for 1999 versus 1998 were as follows (dollars in thousands):

                                                              1999                1998               Change
                                                        ---------------     ---------------     ---------------
        First quarter......................             $       707,167             589,473                20.0%
        Second quarter.....................                     790,617             689,488                14.7
        Third quarter......................                     809,933             718,772                12.7
        Fourth quarter.....................                     775,547             746,887                 3.8
                                                        ---------------     ---------------     ---------------
               Total year..................             $     3,083,264           2,744,620                12.3%
                                                        ===============     ===============     ===============

  The Company's fiscal calendar reflected differences for the 1999 first quarter, with four more shipping days, when compared to 1998 and four fewer shipping days when the fourth quarter of 1999 is compared to 1998.

  Gross profit for 1999 was $776.9 million (25.2% of net sales) and represented an increase over the gross profit of $681.3 million (24.8% of net sales) for 1998. Gross profit dollars for the current year were impacted favorably by better absorption of fixed costs through higher production volume.

  Selling, general and administrative expenses for 1999 were $482.1 million (15.6% of net sales) compared to $432.2 million (15.7% of net sales) for 1998.

  Interest expense for the current year was $32.6 million compared to $31.0 million in 1998. The primary factor contributing to the increase was an increase in debt levels, which was attributable to acquisitions, the stock repurchase program and capital expenditures, compared to the prior year, which was offset by a decrease in the Company's weighted average interest rate in 1999.

  In the current year, income tax expense was $102.7 million, or 39.5% of earnings before income taxes. In 1998, income tax expense was $79.6 million, representing 40.8% of earnings before income taxes. The primary reason for the decrease in the 1999 effective income tax rate was that certain costs included in the nonrecurring pre-tax charge of $17.7 million related to the World acquisition recorded in 1998 were not deductible for income tax purposes.

Year Ended December 31, 1998 as Compared with Year Ended December 31, 1997
--------------------------------------------------------------------------

  Net sales for the year ended December 31, 1998 were $2,744.6 million, reflecting an increase of $315.5 million, or approximately 13%, over the $2,429.1 million reported in the year ended December 31, 1997. All major product categories achieved sales increases in 1998 as compared to 1997. These sales increases were impacted by continued favorable industry conditions and a gain in the Company's market share, which, the Company believes, primarily resulted from continued emphasis on supporting its dealers and strong customer acceptance of new product introductions.

  Quarterly net sales and the percentage changes in net sales by quarter for 1998 versus 1997 were as follows (dollars in thousands):

                                                              1999                1998               Change
                                                        ---------------     ---------------     ---------------

        First quarter......................             $       589,473             537,145                 9.7%
        Second quarter.....................                     689,488             607,059                13.6
        Third quarter......................                     718,772             626,751                14.7
        Fourth quarter.....................                     746,887             658,130                13.5
                                                        ---------------     ---------------     ---------------
               Total year..................             $     2,744,620           2,429,085                13.0%
                                                        ===============     ===============     ===============

  Gross profit for 1998 was $681.3 million (24.8% of net sales) and represented an increase over the gross profit of $559.9 million (23.0% of net sales) for 1997. Gross profit dollars for 1998 were impacted favorably by better absorption of fixed costs through higher production volume, and continued improvements in manufacturing efficiencies from restructuring efforts.

  Selling, general and administrative expenses for 1998 were $432.2 million (15.7% of net sales) compared to $383.5 million (15.8% of net sales) for 1997. Selling, general and administrative expenses as a percentage of net sales decreased primarily due to lower administrative, bad debt and sample expenses.

  During the fourth quarter of 1998, the Company recorded a charge of $2.9 million for the write-down of fixed assets to be disposed of in connection with the World acquisition. Also, a $17.7 million charge was recorded for nonrecurring costs associated with the World acquisition.

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

  Interest expense for 1998 was $31.0 million compared to $36.5 million in 1997. The primary factor contributing to the decrease was a significant reduction in debt levels.

  In 1998, income tax expense was $79.6 million, or 40.8% of earnings before income taxes. In 1997, income tax expense was $51.9 million, representing 39.5% of earnings before income taxes. The primary reason for the increase in the 1998 effective income tax rate was that certain costs included in the nonrecurring pre-tax charge of $17.7 million related to the World acquisition were not deductible for income tax purposes.

Liquidity and Capital Resources

  The Company's primary capital requirements are for working capital, capital expenditures and acquisitions. The Company's capital needs are met through a combination of internally generated funds, bank credit lines and credit terms from suppliers.

  The level of accounts receivable increased from $331.9 million at the beginning of 1999 to $337.8 million at December 31, 1999. The $5.9 million increase was attributable to strong sales growth. Inventories increased from $423.8 million at the beginning of 1999 to $494.8 million at December 31, 1999, due primarily to acquisitions and the need for a higher level of inventory to meet the increased sales volume.

  Capital expenditures totaled $146 million during 1999, and the Company spent an additional $162 million related to the Image acquisition. The capital expenditures made during 1999 were incurred primarily to modernize and expand manufacturing facilities and equipment. The Company's capital projects are primarily focused on increasing capacity, improving productivity and reducing costs. Capital expenditures for Mohawk, including $233 million for acquisitions, have totaled $510 million over the past three years. Capital spending during 2000 is expected to range from $105 million to $120 million, the majority of which will be used to purchase equipment to increase production capacity and productivity.

  On November 23, 1999, the Company amended and restated its credit agreement to provide for an interest rate of either (i) LIBOR plus 0.2% to 0.5%, depending upon the Company's performance measured against certain financial ratios, or
(ii) the prime rate less 1.0%. Additionally, the termination date of the credit agreement was extended to January 28, 2004. At December 31, 1999, the Company had credit availability of $450 million under its revolving credit line and $45 million under various short-term uncommitted credit lines. At December 31, 1999, a total of approximately $110.5 million was unused under these lines. The credit agreement contains customary financial and other covenants. The Company must pay an annual facility fee ranging from .0015 to .0025 of the total credit commitment, depending upon the Company's performance measured against specific coverage ratios, under the revolving credit line.

  The Company's Board of Directors approved a stock repurchase plan in September 1999, whereby the Company's management was authorized to purchase up to five million common shares. In December 1999 it amended the plan to increase the shares authorized for purchase by an additional five million shares, bringing the total authorized repurchase up to 10 million shares of its outstanding common shares. For the year ended

December 31, 1999, a total of approximately four million shares of the Company's common stock had been purchased at an aggregate cost of approximately $84 million. All of this repurchase has been financed through the Company's operations and revolving line of credit.

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

Certain factors affecting the Company's performance

  In addition to the other information provided in this Form 10-K, the following risk factors should be considered when evaluating an investment in shares of Mohawk common stock.

A failure by Mohawk to complete acquisitions and successfully integrate acquired
--------------------------------------------------------------------------------
operations could materially and adversely affect its business.
--------------------------------------------------------------

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

  Acquired operations may not achieve levels of sales, operating income or productivity comparable to those of Mohawk's existing operations, or otherwise perform as expected. Acquisitions may also involve a number of special risks, some or all of which could have a material adverse effect on Mohawk's business, results of operations and financial condition, including, among others:

     .  possible adverse effects on Mohawk's operating results;
     . diversion of Mohawk management's attention and its resources; and . dependence on retaining and training acquired key personnel.

The carpet industry is cyclical and a downturn in the overall economy could
---------------------------------------------------------------------------
lesson the demand for Mohawk's products and impair growth and profitability.
----------------------------------------------------------------------------

  The carpet industry is cyclical and is influenced by a number of general economic factors. Prevailing interest rates, consumer confidence, spending for durable goods, disposable income, turnover in housing and the condition of the residential and commercial construction industries (including the number of new housing starts and the level of new commercial construction) all have an impact on Mohawk's growth and profitability. In addition, sales of Mohawk's principal products are related to construction and renovation of commercial and residential buildings. Any adverse cycle could lessen the overall demand for Mohawk's products and could, in turn, impair Mohawk's growth and profitability.

The carpet business is seasonal and this seasonality causes Mohawk's results of
-------------------------------------------------------------------------------
operations to fluctuate on a quarterly basis.
---------------------------------------------

  Mohawk is a calendar year end company and its results of operations for the first quarter tend to be the weakest. Mohawk's second, third and fourth quarters typically produce higher net sales and operating income. These results are primarily due to consumer residential spending patterns and more carpet being installed in the spring and summer months.

Mohawk's business is competitive and a failure by Mohawk to compete effectively
-------------------------------------------------------------------------------
could have a material and adverse impact on Mohawk's results of operations.
---------------------------------------------------------------------------

  Mohawk operates in a highly competitive industry. Mohawk and other manufacturers in the carpet industry compete on the basis of price, style, quality and service. Some of Mohawk's competitors may have greater financial resources at their disposal. Mohawk has one competitor whose size could allow it certain manufacturing cost advantages compared to other industry participants. If competitors substantially increase production and marketing of competing products, then Mohawk might be required to lower its prices or spend more on product development, marketing and sales, which could adversely affect Mohawk's profitability.

An increase in the cost of raw materials could negatively impact Mohawk's
-------------------------------------------------------------------------
profitability.
--------------

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

Mohawk may be responsible for environmental cleanup, which could negatively
---------------------------------------------------------------------------
impact profitability.
---------------------

  Various federal, state and local environmental laws govern the use of Mohawk's facilities. Such laws govern:
     .  discharges to air and water;
     . handling and disposal of solid and hazardous substances and waste; and . remediation of contamination from releases of hazardous substances in
        Mohawk's facilities and off-site disposal locations.

Mohawk's operations are also governed by the laws relating to workplace safety and worker health, which, among other things, establish asbestos and noise standards and regulate the use of hazardous chemicals in the workplace. Mohawk has taken and will continue to take steps to comply with these laws. Based upon current available information, Mohawk believes that complying with environmental and safety and health requirements will not require material capital expenditures in the foreseeable future. However, Mohawk cannot provide assurance that complying with these environmental or health and safety laws and requirements will not adversely affect its business, results of operations and financial condition. Future laws, ordinances or regulations could give rise to additional compliance or remediation costs, which could have a material adverse effect on its business, results of operations and financial condition.

Forward-Looking Information

  Certain of the matters discussed in the preceding pages, particularly regarding anticipating future financial performance, business prospects, growth and operating strategies, proposed acquisitions, new products and similar matters, and those preceded by, followed by or that otherwise include the words "believes," "expects," "anticipates," "intends," "estimates" or similar expressions constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended. For those statements, Mohawk claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve a number of risks and uncertainties. The following important factors, in addition to those discussed elsewhere in this document, affect the future results of Mohawk and could cause those results to differ materially from those expressed in the forward-looking statements: materially adverse changes in economic conditions generally in the carpet, rug and floorcovering markets served by Mohawk; competition from other carpet, rug and floorcovering manufacturers; raw material prices; timing and level of capital expenditures; the successful integration of acquisitions, including the challenges inherent in diverting Mohawk management's attention and resources from other strategic matters and from operational matters for an extended period of time; the successful introduction of new products; the successful rationalization of existing operations; and other risks identified from time to time in the Company's SEC reports and public announcements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

  The Company's market risk-sensitive instruments do not subject the Company to material market risk exposures.

Item 8.  Consolidated Financial Statements and Supplementary Data


                         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Independent Auditors' Reports...............................................................  19
Consolidated Balance Sheets as of December 31, 1999 and 1998................................  21
Consolidated Statements of Earnings for the Years ended December 31, 1999, 1998 and 1997....  22
Consolidated Statements of Stockholders' Equity for the Years ended
     December 31, 1999, 1998 and 1997.......................................................  23
Consolidated Statements of Cash Flows for the Years ended December 31, 1999, 1998 and 1997..  24
Notes to Consolidated Financial Statements..................................................  25

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------


The Board of Directors and Stockholders
Mohawk Industries, Inc.:

We have audited the consolidated financial statements of Mohawk Industries, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in Item 14(a)2. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits. We did not audit the consolidated statements of operations and cash flows of World Carpets, Inc. and Subsidiary, a wholly owned subsidiary, for the year ended June 28, 1998 (not presented herein), which statements of operations and cash flows have been combined with those of Mohawk Industries, Inc. and subsidiaries for the year ended December 31, 1997. The consolidated statement of operations of World Carpets, Inc. and Subsidiary reflects total net sales constituting 18 percent for the year ended December 31, 1997, of the related consolidated total. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for World Carpets, Inc. and Subsidiary, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mohawk Industries, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                             KPMG LLP



Atlanta, Georgia
February 11, 2000

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------


To the Board of Directors
and Shareholders of
World Carpets, Inc.

In our opinion, the consolidated statements of operations, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the results of operations and cash flows of World Carpets Inc. and its subsidiary (the "Company") for the year ended June 28, 1998 (not presented separately herein), in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of the Company for any period subsequent to June 28, 1998.



PricewaterhouseCoopers LLP
Atlanta, Georgia

September 21, 1998

                      MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

                            Consolidated Balance Sheets
                             December 31, 1999 and 1998

                       (In thousands, except per share data)

                                      ASSETS                                                       1999                1998
                                                                                            ----------------     ------------
Current assets:
 Cash...............................................................................        $              -            2,384
 Receivables........................................................................                 337,824          331,928
 Inventories........................................................................                 494,774          423,837
 Prepaid expenses...................................................................                  25,184           19,322
 Deferred income taxes..............................................................                  76,628           69,464
                                                                                            ----------------   --------------
    Total current assets............................................................                 934,410          846,935
Property, plant and equipment, net..................................................                 624,814          454,867
Other assets........................................................................                 123,649          103,684
                                                                                            ----------------   --------------
                                                                                            $      1,682,873        1,405,486
                                                                                            ================   ==============

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt..................................................        $         33,961           44,424
 Accounts payable and accrued expenses..............................................                 340,392          364,037
                                                                                            ----------------   --------------
    Total current liabilities.......................................................                 374,353          408,461
Deferred income taxes...............................................................                  53,783           47,921
Long-term debt, less current portion................................................                 562,104          332,665
Other long-term liabilities.........................................................                      87            5,380
                                                                                            ----------------   --------------
    Total liabilities...............................................................                 990,327          794,427
                                                                                            ----------------   --------------

Stockholders' equity:
 Preferred stock, $.01 par value; 60 shares authorized; no shares issued............                       -                -
 Common stock, $.01 par value; 150,000 shares authorized; 60,657 and 60,533
  shares issued in 1999 and 1998, respectively......................................                     607              606
 Additional paid-in capital.........................................................                 179,993          172,045
 Retained earnings..................................................................                 595,932          438,408
                                                                                            ----------------   --------------
                                                                                                     776,532          611,059
   Less treasury stock at cost; 3,952 shares in 1999................................                  83,986                -
                                                                                            ----------------   --------------
     Total stockholders' equity.....................................................                 692,546          611,059
Commitments and contingencies (Notes 10 and 12).....................................
                                                                                            ----------------   --------------
                                                                                            $      1,682,873        1,405,486
                                                                                            ================   ==============


         See accompanying notes to consolidated financial statements.

               MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

                  Consolidated Statements of Earnings
             Years Ended December 31, 1999, 1998 and 1997

                 (In thousands, except per share data)


                                                                                       1999               1998             1997
                                                                               -----------------      -----------      -----------
Net sales..............................................................        $       3,083,264        2,744,620        2,429,085
Cost of sales..........................................................                2,306,405        2,063,333        1,869,221
                                                                               -----------------      -----------      -----------
       Gross profit....................................................                  776,859          681,287          559,864
Selling, general and administrative expenses...........................                  482,062          432,191          383,523
Carrying value reduction of property, plant and equipment and
    other assets.......................................................                        -            2,900            5,500
Compensation expense for stock option exercises........................                        -                -            2,600
                                                                               -----------------     ------------      -----------
       Operating income................................................                  294,797          246,196          168,241
                                                                               -----------------     ------------      -----------
Other expense:
   Interest expense....................................................                   32,632           31,023           36,474
   Acquisition costs - World Merger....................................                        -           17,700                -
   Other expense, net..................................................                    2,266            2,667              338
                                                                               -----------------     ------------      -----------
                                                                                          34,898           51,390           36,812
                                                                               -----------------     ------------      -----------
       Earnings before income taxes....................................                  259,899          194,806          131,429
Income taxes...........................................................                  102,660           79,552           51,866
                                                                               -----------------     ------------      -----------
       Net earnings....................................................        $         157,239          115,254           79,563
                                                                               =================     ============      ===========


Basic earnings per share...............................................        $            2.63             1.91             1.33
                                                                               =================      ===========      ============

Weighted-average common shares outstanding.............................                   59,730           60,393           59,962
                                                                               ==================     ===========      ===========


Diluted earnings per share.............................................        $            2.61             1.89             1.32
                                                                               =================      ===========      ===========

Weighted-average common and dilutive potential common
    shares outstanding.................................................                   60,349           61,134           60,453
                                                                               =================      ===========      ===========


         See accompanying notes to consolidated financial statements.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity
                 Years Ended December 31, 1999, 1998 and 1997

                                (In thousands)



                                                      Common stock           Additional                                  Total
                                              ---------------------------     paid-in       Retained      Treasury    stockholders'
                                                Shares           Amount       capital       earnings       stock         equity
                                              --------         ---------    -----------    ----------   ----------   --------------
Balances at December 31, 1996...........        59,757         $     598        162,707       246,311            -          409,616
Stock options exercised.................           460                 5          3,631             -            -            3,636
Dividends paid..........................             -                 -              -           (24)           -              (24)
Tax benefit from exercise of stock
     options............................             -                 -          1,050             -            -            1,050
Net earnings............................             -                 -              -        79,563            -           79,563
                                             ---------         ---------    -----------    ----------   ----------   --------------
Balances at December 31, 1997...........        60,217               603        167,388       325,850            -          493,841
Stock options exercised.................           316                 3          4,414             -            -            4,417
Dividends paid..........................             -                 -              -           (24)           -              (24)
Tax benefit from exercise of stock
     options............................             -                 -            243             -            -              243
Adjustments to conform fiscal year end
     of World...........................             -                 -              -        (2,672)           -           (2,672)
Net earnings............................             -                 -              -       115,254            -          115,254
                                             ---------         ---------    -----------    ----------   ----------   --------------
Balances at December 31, 1998...........        60,533               606        172,045       438,408            -          611,059
Stock options exercised.................           124                 1          1,390             -            -            1,391
Purchase of treasury stock..............             -                 -              -             -      (83,986)         (83,986)
Tax benefit from exercise of stock
     options............................             -                 -            836             -            -              836
Durkan pooling adjustment...............             -                 -          5,722             -            -            5,722
Adjustments to conform fiscal year end
     of Durkan..........................             -                 -              -           285            -              285
Net earnings............................             -                 -              -       157,239            -          157,239
                                             ---------         ---------    -----------    ----------   ----------   --------------
Balances at December 31, 1999...........        60,657         $     607        179,993       595,932      (83,986)         692,546
                                             =========         =========    ===========    ==========   ==========   ==============

         See accompanying notes to consolidated financial statements.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                 Years Ended December 31, 1999, 1998 and 1997

                                (In thousands)

                                                                                       1999             1998            1997
                                                                                  --------------   --------------   --------------
Cash flows from operating activities:
  Net earnings......................................................              $      157,239          115,254           79,563
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation and amortization...................................                     105,297           72,591           72,893
    Deferred income taxes...........................................                      (1,302)         (14,194)          (3,132)
    Provision for doubtful accounts.................................                      15,804           13,173            8,458
    Loss (gain) on sale of property, plant and equipment............                       2,516            2,121             (440)
    Carrying value reduction of property, plant and equipment
     and other assets...............................................                           -            2,900            5,500
    Compensation expense for stock option exercises.................                           -                -            2,600
    Changes in assets and liabilities, net of effects of
     acquisitions:
     Receivables....................................................                       2,904          (36,523)         (33,720)
     Inventories....................................................                     (32,437)         (31,083)          23,610
     Accounts payable and accrued expenses..........................                     (57,274)          57,295           29,953
     Other assets and prepaid expenses..............................                     (16,086)          (7,653)           1,502
     Other liabilities..............................................                      (5,293)          (1,673)          (2,571)
                                                                                  --------------   --------------   --------------
      Net cash provided by operating activities.....................                     171,368          172,208          184,216
                                                                                  --------------   --------------   --------------
Cash flows from investing activities:
  Proceeds from sale of property, plant and equipment and other
     assets ........................................................                           -                -            2,168
  Additions to property, plant and equipment........................                    (145,621)         (83,180)         (47,625)
  Acquisitions......................................................                    (162,463)         (36,574)         (34,141)
  Other.............................................................                           -                -              895
                                                                                  --------------   --------------   --------------
      Net cash used in investing activities.........................                    (308,084)        (119,754)         (78,703)
                                                                                  --------------   --------------   --------------
Cash flows from financing activities:
  Net change in revolving line of credit............................                     255,530           83,658          (83,376)
  Payment of note payable...........................................                           -                -          (21,200)
  Payments on term loans............................................                     (32,229)         (38,554)         (22,896)
  Redemption of acquisition indebtedness............................                     (20,917)        (102,201)               -
  Proceeds from new loan............................................                           -                -           10,661
  (Redemption) proceeds from Industrial Revenue Bonds and other,
      net of payments...............................................                      (7,779)          11,329           11,593
  Change in outstanding checks in excess of cash....................                      15,479           (6,486)          (5,841)
  Dividends paid....................................................                           -              (24)             (24)
  Acquisition of treasury stock.....................................                     (83,986)               -                -
  Common stock transactions.........................................                       8,234            1,988            4,686
                                                                                  --------------   --------------   --------------
      Net cash provided by (used in) financing activities...........                     134,332          (50,290)        (106,397)
                                                                                  --------------   --------------   --------------
      Net change in cash............................................                      (2,384)           2,164             (884)
Cash, beginning of year.............................................                       2,384              220            1,104
                                                                                  --------------   --------------   --------------
Cash, end of year...................................................              $            -            2,384              220
                                                                                  ==============   ==============   ==============

         See accompanying notes to consolidated financial statements.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                       December 31, 1999, 1998 and 1997

                     (In thousands, except per share data)


(1)  Summary of Significant Accounting Policies

(a)  Basis of Presentation

     The consolidated financial statements include the accounts of Mohawk Industries, Inc. and its subsidiaries (the "Company" or "Mohawk"). All significant intercompany balances and transactions have been eliminated in consolidation. On November 12, 1998, the Company acquired all of the outstanding capital stock of World Carpets, Inc. ("World") in exchange for 4,900 shares of the Company's common stock ("World Merger"). On November 12, 1998, the Securities and Exchange Commission declared effective a shelf registration statement to register for resale 4,900 shares of Company common stock issued in connection with the World Merger. The historical consolidated financial statements have been restated to give retroactive effect to the World Merger. The World Merger is being accounted for as a pooling-of-interests in the accompanying consolidated financial statements.

     On March 9, 1999, the Company acquired all of the outstanding capital stock of Durkan Patterned Carpets, Inc. ("Durkan") for 3,150 shares of the Company's common stock ("Durkan Merger"). On April 28, 1999, a shelf registration statement was filed with the Securities and Exchange Commission to register for resale 3,150 shares of the Company's common stock in connection with the Durkan Merger. The historical consolidated financial statements have been restated to give retroactive effect to the Durkan Merger. The Durkan Merger is being accounted for as a pooling-of-interests in the accompanying consolidated financial statements.

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

(b)  Accounts Receivable and Revenue Recognition

     The Company is principally a broadloom carpet and rug manufacturer and sells carpet and rugs throughout the United States principally for residential use. The Company grants credit to customers, most of whom are retail carpet dealers, under credit terms that are customary in the industry.

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

(d)  Property, Plant and Equipment

     Property, plant and equipment is stated at cost, including interest on funds borrowed to finance the acquisition or construction of major capital additions. Depreciation is calculated on a straight-line basis over the estimated remaining useful lives, which are 25 years for buildings and improvements and 5-7 years for furniture and equipment.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

     Effective January 1, 2000, the Company changed the estimated useful lives of buildings (25 years to 35 years), tufting equipment (7 years to 10 years), extrusion equipment (7 years to 15 years) and furniture and fixtures (5 years to 7 years). Management believes this change more accurately reflects the actual lives of these assets and is more consistent with industry practice. The prospective change is estimated to reduce annual depreciation expense by approximately $20,000 in 2000.

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

     The Company's weighted-average common and dilutive potential common shares outstanding have been adjusted for the 3-for-2 stock split approved by the Board of Directors on October 23, 1997 and paid on December 4, 1997 to holders of record on November 4, 1997 and for the World and Durkan mergers. Dilutive common stock options are included in the diluted EPS calculation using the treasury stock method. Common stock options that were not included in the diluted EPS computation because the options' exercise price was greater than the average market price of the common shares for the periods presented are immaterial.

(g)  Financial Instruments

     The Company's financial instruments consist primarily of cash, accounts receivable, accounts payable, notes payable and long-term debt. The carrying amount of cash, accounts receivable, accounts payable and notes payable approximates their fair value because of the short-term maturity of such instruments. Interest rates that are currently available to the Company for issuance of long-term debt with similar terms and remaining maturities are used to estimate the fair value of the Company's long-term debt. The estimated fair value of the Company's long-term debt at December 31, 1999 and 1998 was $605,332 and $384,242, compared to a carrying amount of $596,065 and $377,089, respectively.

(h)  Fiscal Year

     The Company ends its fiscal year on December 31. Each of the first three quarters in the fiscal year ends on the Saturday nearest the calendar quarter end.

(i)  Goodwill

     Goodwill arises in connection with business combinations accounted for as purchases. Goodwill is amortized primarily on a straight-line basis over 40 years. Amortization charged to earnings was $2,808 in 1999, $2,437 in 1998 and $2,518 in 1997.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

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

     On November 12, 1998, the Company acquired all of the outstanding capital stock of World in exchange for 4,900 shares of the Company's common stock. The acquisition of World has been accounted for under the pooling-of-interests basis of accounting and, accordingly, the Company's historical consolidated financial statements have been restated to include the accounts and results of operations of World. The Company incurred before-tax, nonrecurring charges aggregating $20,600 in 1998 related to the World Merger, of which $17,700 of the charge was recorded as nonoperating expense and $2,900 of the charge was recorded as a write-down of World computer equipment that was disposed of.

     On January 29, 1999, the Company acquired certain assets of Image Industries, Inc. ("Image") for approximately $192,000, including acquisition costs and the assumption of $30,000 of tax-exempt debt. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition. The estimated fair values were $205,366 for assets acquired and $42,903 for liabilities assumed.

     The operating results of Image are included in the Company's 1999 consolidated statement of earnings from the date of acquisition. The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and Image for the fiscal years ended December 31, 1999 and 1998, respectively as if the acquisition had occurred at the beginning of 1998.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

                                                                                    1999              1998
                                                                                ------------      ------------
     Net sales...........................................................       $  3,099,113         2,946,736
     Net earnings........................................................       $    156,877           119,360
     Basic earnings per share............................................       $       2.63              1.98
     Diluted earnings per share..........................................       $       2.60              1.95

     On March 9, 1999, the Company acquired all of the outstanding capital stock of Durkan for approximately 3,100 shares of the Company's common stock valued at $116,500 based on the closing price the day the letter of intent was executed. The Durkan acquisition has been accounted for under the pooling-of-interests method of accounting and, accordingly, the Company's historical consolidated financial statements have been restated to include the accounts and results of operations of Durkan.

     The results of operations previously reported by the separate enterprises and the combined amounts presented in the accompanying consolidated financial statements are presented below:

                                                            Three Months          Year Ended         Year Ended
                                                                Ended            December 31,       December 31,
                                                            April 3, 1999            1998               1997
                                                           ---------------     ---------------     --------------
                                                             (unaudited)
     Net sales
       Mohawk.......................................       $       683,494           2,638,820          2,327,341
       Durkan.......................................                23,673             105,800            101,744
                                                           ---------------     ---------------     --------------
       Combined.....................................       $       707,167           2,744,620          2,429,085
                                                           ===============     ===============     ==============

     Net earnings
       Mohawk.......................................       $        27,128             107,613             73,424
       Durkan.......................................                   764               7,641              6,139
                                                           ---------------     ---------------     --------------
       Combined.....................................       $        27,892             115,254             79,563
                                                           ===============     ===============     ==============

     Prior to the combination, Durkan's fiscal year ended on February 28. In recording the pooling-of-interests combination, Durkan's financial statements for the year ended December 31, 1999 were combined with Mohawk's consolidated financial statements for the same period. Durkan's financial statements for the years ended February 27, 1999 and February 28, 1998 were combined with Mohawk's financial statements for the years ended December 31, 1998 and 1997, respectively. An adjustment has been made to stockholders' equity in the year ended December 31, 1999 to eliminate the effect of including Durkan's results of operations for the two months ended February 28, 1999 in the Company's consolidated financial statements for the years ended December 31, 1999 and 1998. There were no significant inter-company transactions between Mohawk and Durkan prior to the combination.

(3)  Receivables

Receivables are as follows:

                                                                          1999           1998
                                                                       -----------    ----------
     Customers, trade...............................................   $   405,477       385,783
     Other..........................................................         2,826         4,378
                                                                       -----------    ----------
                                                                           408,303       390,161
     Less allowance for discounts, returns, claims and
       doubtful accounts............................................        70,479        58,233
                                                                       -----------    ----------
           Net receivables..........................................   $   337,824       331,928
                                                                       ===========    ==========

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

(4)  Inventories

     The components of inventories are as follows:

                                                                               1999          1998
                                                                            ----------    ----------
     Finished goods.....................................................    $  254,179       219,776
     Work in process....................................................        65,456        60,266
     Raw materials......................................................       175,139       143,795
                                                                            ----------    ----------
                    Total inventories...................................    $  494,774       423,837
                                                                            ==========    ==========

(5)  Property, Plant and Equipment

     Following is a summary of property, plant and equipment:

                                                                               1999          1998
                                                                           -----------    -----------
     Land...............................................................   $    21,767         14,320
     Buildings and improvements.........................................       236,119        177,264
     Machinery and equipment............................................       791,839        613,997
     Furniture and fixtures.............................................        33,436         31,666
     Leasehold improvements.............................................         4,854          5,085
     Construction in progress...........................................        51,645         41,576
                                                                           -----------    -----------
                                                                             1,139,660        883,908
     Less accumulated depreciation and amortization.....................       514,846        429,041
                                                                           -----------    -----------
                    Net property, plant and equipment...................   $   624,814        454,867
                                                                           ===========    ===========

     Property, plant and equipment includes capitalized interest of $3,213, $1,661 and $799 in 1999, 1998 and 1997, respectively.

     During 1998, the Company recorded a charge of $2,900 related to a write-down of computer equipment acquired in the World acquisition and disposed of in 1999.

     During 1997, the Company recorded a charge of $5,500 arising from a revision in the estimated fair value of certain property, plant and equipment held for sale based on current appraisals and other market information related to a mill closing in 1995.

(6)  Other Assets

     The components of other assets are summarized below:

                                                                               1999          1998
                                                                            -----------   -----------
     Goodwill, net of accumulated amortization of $13,171 and
      $10,363, respectively.............................................    $   113,560        85,972
     Other assets.......................................................         10,089        17,712
                                                                            -----------   -----------
                    Total other assets..................................    $   123,649       103,684
                                                                            ===========   ===========

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

(7)   Long-Term Debt

     On November 23, 1999, the Company amended and restated its credit agreement to provide for an interest rate of either (i) LIBOR plus 0.2% to 0.5%, depending upon the Company's performance measured against certain financial ratios, or
(ii) the prime rate less 1.0%. Additionally, the termination date of the credit agreement was extended to January 28, 2004. At December 31, 1999, the Company had credit availability of $450,000 under its revolving credit line and $45,000 under various short-term uncommitted credit lines. At December 31, 1999, a total of $110,548 was unused under these lines. The credit agreement contains customary financial and other covenants. The Company must pay an annual facility fee ranging from .0015 to .0025 of the total credit commitment, depending upon the Company's performance measured against specific coverage ratios, under the revolving credit line.

     Long-term debt consists of the following:

                                                                                          1999             1998
                                                                                     -------------     -------------
      Revolving line of credit, due January 28, 2004.............................    $     384,452           128,922
      Durkan term loans, interest payable at prime or LIBOR plus
       1.5% to 3%, payable in monthly installments of $207.......................                -            11,696
      Durkan revolving line of credit, interest payable at LIBOR
       plus 1.25% to 2.75%, due November 1999....................................                -             3,277
      Note payable to Durkan officer, interest payable at 8.5%,
       due February 2000.........................................................                -             5,400
      8.46% senior notes, payable in annual principal installments beginning in 1998, due September 16, 2004, interest
       payable quarterly.........................................................           71,429            85,714
      7.14%-7.23% senior notes, payable in annual principal
       installments beginning in 1997, due September 1, 2005,
       interest payable semiannually.............................................           56,666            66,111
      8.48% term loans, payable in annual principal installments,
       due October 26, 2002, interest payable quarterly..........................           17,143            22,857
      7.58% senior notes, payable in annual principal installments beginning in 1997, due July 30, 2003, interest payable
       semiannually..............................................................            5,714             7,143
      6% term note, payable in annual principal and interest
       installments beginning in 1998, due July 23, 2004.........................            6,679             8,014
      Industrial Revenue Bonds and other.........................................           53,982            37,955
                                                                                     -------------     -------------
                 Total long-term debt............................................          596,065           377,089
      Less current portion.......................................................           33,961            44,424
                                                                                     -------------     -------------
                 Long-term debt, excluding current portion.......................    $     562,104           332,665
                                                                                     =============     =============

      The aggregate maturities of long-term debt as of December 31, 1999 are as follows:

      2000.......................................................................    $      33,961
      2001.......................................................................           33,593
      2002.......................................................................           33,396
      2003.......................................................................           27,179
      2004.......................................................................          409,546
      Thereafter.................................................................           58,390
                                                                                     -------------
                                                                                     $     596,065
                                                                                     =============

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

(8)  Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses are as follows:

                                                                             1999             1998
                                                                         ------------     ------------
     Outstanding checks in excess of cash.............................   $     42,373           26,897
     Accounts payable, trade..........................................        159,812          159,966
     Accrued expenses.................................................         83,253          126,023
     Accrued compensation.............................................         54,954           51,151
                                                                         ------------     ------------
             Total accounts payable and accrued expenses                 $    340,392          364,037
                                                                         ============     ============

(9)  Stock Options, Stock Compensation and Treasury Stock

     Under the Company's 1992 and 1993 stock option plans, options may be granted to directors and key employees through 2002 and 2003 to purchase a maximum of 2,250 and 675 shares of common stock, respectively. During 1999, options to purchase 20 and 356 shares, respectively, were granted under these plans. Options granted under each of these plans expire 10 years from the date of grant and become exercisable at such dates and at prices as determined by the Compensation Committee of the Company's Board of Directors.

     During 1996, the Company adopted the 1997 Non-Employee Director Stock Compensation Plan. The plan provides for awards of common stock of the Company for nonemployee directors to receive in lieu of cash for their annual retainers. During 1999, a total of 3 shares were awarded to the nonemployee directors under the plan.

  During 1997, the Board of Directors adopted the 1997 Long-Term Incentive Plan whereby the Company reserved 2,550 shares of common stock for issuance in connection with options and awards. During 1999, a total of 433 shares were awarded to employees under this plan.

     Additional information relating to the Company's stock option plans follows:

                                                                         1999              1998              1997
                                                                    -------------     -------------     -------------
     Options outstanding at beginning of year .................             1,387             1,568             2,142
     Options granted...........................................               809               174                65
     Options exercised.........................................              (124)             (316)             (460)
     Options canceled..........................................               (29)              (39)             (179)
                                                                    -------------     -------------     -------------
     Options outstanding at end of year........................             2,043             1,387             1,568
                                                                    =============     =============     =============
     Options exercisable at end of year........................               873               686               742
                                                                    =============     =============     =============

     Option prices per share:
     Options granted during the year...........................   $ 19.69 - 35.13     17.23 - 32.31      5.67 - 19.38
                                                                  ===============     =============     =============
     Options exercised during the year.........................   $  5.67 - 19.17      5.67 - 19.38      0.02 - 19.17
                                                                  ===============     =============     =============
     Options canceled during the year..........................   $  9.33 - 35.13      5.67 - 31.94      5.67 - 19.17
                                                                  ===============     =============     =============
     Options outstanding at end of year........................   $  5.61 - 35.13      5.61 - 32.31      5.61 - 19.38
                                                                  ===============     =============     =============

     A charge of $2,600 was recorded in the fourth quarter of 1997 for income tax reimbursements to be made to certain executives for the exercise of stock options. The income tax reimbursements were recorded in connection with stock options granted in 1988 and 1989 related to the Company's 1988 leveraged buyout. The agreements allowed the Company to receive an income tax benefit on its tax return for the tax effect of the taxable compensation provided to the individuals upon the exercise of these options. Such income tax benefit

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES resulted in a direct increase in stockholders' equity of $7,606 in 1996 primarily from the exercise of these options.

     As allowed under FAS No. 123, the Company accounts for stock options granted as prescribed under Accounting Principles Board Opinion No. 25, which recognizes compensation cost based upon the intrinsic value of the award. Accordingly, no compensation expense has been recognized in the consolidated statement of earnings for any stock options granted in 1999, 1998 and 1997. The following table represents pro forma net income and pro forma earnings per share had the Company elected to account for stock option grants using the fair value based method.

                                                                  1999             1998             1997
                                                              -------------    -------------    -------------
Net income
     As reported..........................................    $     157,239          115,254            79,563
     Pro forma............................................          155,282          114,411            78,898
Net income per common share (basic)
     As reported..........................................    $        2.63             1.91              1.33
     Pro forma............................................             2.60             1.89              1.32
Net income per common share (diluted)
     As reported..........................................    $        2.61             1.89              1.32
     Pro forma............................................             2.57             1.87              1.31

     This pro forma impact only takes into account options granted.since January 1, 1996 and is likely to increase in future years as additional options are granted and amortized ratably over the vesting period. The average.fair value of options granted during 1999, 1998 and 1997 was $15.28, $17.24 and $9.41, respectively. This fair value was estimated using the Black-Scholes option pricing model based on a weighted-average market price at grant date of $ 26.48 in 1999, $30.44 in 1998 and $17.03 in 1997 and the following weighed-average assumptions:

                                                                 1999                 1998                1997
                                                            --------------      ---------------      --------------
Dividend yield............................................               -                    -                    -

Risk-free interest rate...................................             6.4%                 4.7%                 6.2%
Volatility................................................            46.7%                48.9%                45.0%
Expected life (years).....................................               7                    7                    7

     Summarized information about stock options outstanding and exercisable at December 31, 1999, is as follows:

                                                         Outstanding                                  Exercisable
                                     --------------------------------------------------   ---------------------------------
                                        Number of       Average Life           Average        Number of            Average
Exercise price range                      Shares             (1)                Price        Shares (2)            Life (1)
-------------------------------      --------------   --------------        -----------   --------------        -----------
Under $11.00...................                 741             5.56       $      10.54              538       $      10.29
$12.00 to 17.00................                 204             4.63              14.40              189              14.49
$17.00 to 19.69................                 531             8.38              19.49              118              19.03
$19.94 to 31.94................                 276             8.97              29.06               25              31.11
$32.00 to 36.00................                 291             9.11              34.93                3              32.31
                                     --------------                                       --------------
   Total                                      2,043                                                  873
                                     ==============                                       ==============

_____________
     (1)  Weighted average contractual life remaining in years.
     (2)  Weighted average exercise price.

     The Company's Board of Directors approved a stock repurchase plan in September 1999, whereby the Company's management was authorized to purchase up to 5,000 common shares. In December 1999, it

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES amended the plan to increase the shares authorized for purchase by an additional 5,000 shares, bringing the total authorized repurchase up to 10,000 shares of its outstanding common shares. For the year ended December 31, 1999, a total of 3,952 shares of the Company's common stock had been purchased at an aggregate cost of $83,986. All of this repurchase has been financed through the Company's operations and revolving line of credit.

(10) Employee Benefit Plans

     The Company has a 401(k) retirement savings plan (the "Plan") open to substantially all of its employees who have completed one year of eligible service. The Company contributes $0.50 for every $1.00 of employee contributions up to a maximum of 4% of the employee's salary. The Company amended the Plan during 1999 to match an additional $0.25 for every $1.00 of employee contribution in excess of 4% of the employee's salary up to a maximum of 6%. This change is effective January 1, 2000. Employee and employer contributions to the Plan were $14,873 and $5,080 in 1999, $12,345 and $4,213 in 1998, and $9,334
and $3,075 in 1997, respectively. The Company also made a discretionary contribution to the Plan of $2,100 during the year.

     A portion of the employees who were not eligible to participate in the Plan participated in a defined contribution profit-sharing plan through June 1997. After June 1997, the employee balances in the profit-sharing plan were rolled over into the 401(k) retirement savings plan. Contributions were discretionary and the Company expensed $991 for the year ended December 31, 1997.

     The World Carpet Savings Retirement Plan (the "World Plan"), a defined contribution 401(k) plan covering substantially all World employees, was merged into the Plan on March 1, 1999. Employees were eligible to participate after completion of one year of service. Under the terms of the World Plan, World would match employee contributions up to a maximum of 2% of the employee's salary and employees vested in the contributions based on years of credited service. For the years ended December 31, 1999, 1998 and 1997, the Company contributed approximately $142, $703 and $698, respectively, to the World Plan.

     Durkan maintains a 401(k) retirement savings plan (the" Durkan Plan") open to substantially all Durkan employees. Durkan contributes $0.50 for every $1.00 of employee contributions up to a maximum of 6% of eligible wages. For the years ended December 31, 1999, 1998 and 1997, Durkan contributed approximately $343, $328 and $265, respectively, to the Durkan Plan.

(11) Income Taxes

     Income tax expense attributable to earnings before income taxes for the years ended December 31, 1999, 1998 and 1997 consists of the following:

                                                           Current            Deferred          Total
                                                       ---------------    ---------------   --------------
     1999:
          U.S. federal.............................    $        92,736             (1,928)          90,808
          State and local..........................             12,104               (252)          11,852
                                                       ---------------    ---------------   --------------
                                                       $       104,840             (2,180)         102,660
                                                       ===============    ===============   ==============
     1998:
          U.S. federal.............................    $        75,985            (11,485)          64,500
          State and local..........................             17,761             (2,709)          15,052
                                                       ---------------    ---------------   --------------
                                                       $        93,746            (14,194)          79,552
                                                       ===============    ===============   ==============
     1997:
          U.S. federal.............................    $        45,921             (2,540)          43,381
          State and local..........................              9,077               (592)           8,485
                                                       ---------------    ---------------   --------------
                                                       $        54,998             (3,132)          51,866
                                                       ===============    ===============   ==============

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

  Income tax expense attributable to earnings before income taxes differs from the amounts computed by applying the U.S. statutory federal income tax rate to earnings before income taxes as follows:

                                                               1999                 1998                1997
                                                       --------------------     ---------------     ---------------
  Computed "expected" tax expense........               $            90,965              68,182              46,000
  State and local income taxes, net of federal
   income tax benefit..................                               7,704               9,784               4,810
  Amortization of goodwill...............                               684                 746                 472
  Other, net.............................                             3,307                 840                 584
                                                       --------------------     ---------------     ---------------
                                                        $           102,660              79,552              51,866
                                                       ====================     ===============     ===============

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are presented below:

                                                                      1999                 1998
                                                                   -----------          ----------
  Deferred tax assets:
       Accounts receivable...............................         $      21,621                17,860
       Inventories......................................                 15,533                12,381
       Accrued expenses..................................                41,366                39,442
                                                                 --------------         -------------
              Gross deferred tax assets.................                 78,520                69,683
                                                                 --------------         -------------

  Deferred tax liabilities:
       Plant and equipment...............................               (47,138)              (43,428)
       Prepaid expenses..................................                (1,892)                 (219)
       Other.............................................                (6,645)               (4,493)
                                                                 --------------         -------------
              Gross deferred tax liabilities............                (55,675)              (48,140)
                                                                 --------------         -------------
              Net deferred tax assets...................          $      22,845                21,543
                                                                 ==============         =============

   Based upon the level of historical and projected taxable income over periods in which the deferred tax assets are deductible, the Company's management believes it is more likely than not the Company will realize the benefits of these deductible differences at December 31, 1999.

(12) Commitments and Contingencies

  The Company is obligated under various capital and operating leases for office and manufacturing space, machinery and equipment.

  Future minimum lease payments under noncancelable capital and operating leases (with initial or remaining lease terms in excess of one year) at December 31, 1999 are:

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

                                                                                              Total
                                                         Capital            Operating         Future
                                                         Leases              Leases          Payments
                                                    ------------------   --------------   --------------
        2000..................................        $          2,009           30,168           32,177
        2001..................................                   1,432           24,979           26,411
        2002..................................                   1,223           19,926           21,149
        2003..................................                     647           15,188           15,835
        2004..................................                       -           10,797           10,797
        Thereafter............................                       -           20,118           20,118
                                                    ------------------   --------------      ------------
        Total payments........................        $          5,311          121,176          126,487
                                                                         ==============   ==============
        Less amount representing interest.....                     608
                                                    ------------------
        Present value of capitalized lease
         payments with a weighted interest
          rate of 7.85%........................       $          4,703
                                                    ==================

  The Company assumed several capitalized leases from recent acquisitions for machinery and equipment, at a cost of $8,899 for both periods ended December 31, 1999 and 1998. The amortization of these capital leases is included in depreciation expense. Accumulated amortization was $3,619 at December 31, 1999 and $2,547 at December 31, 1998.

  Rental expense under operating leases was $28,407, $27,347 and $20,970 in 1999, 1998 and 1997, respectively.

  In December 1995, the Company and four other carpet manufacturers were added as defendants in a purported class action lawsuit, In re Carpet Antitrust Litigation, pending in the United States District Court for the Northern District of Georgia, Rome Division. The amended complaint alleges price-fixing regarding polypropylene products in violation of Section One of the Sherman Act. In September 1997, the Court determined that the plaintiffs met their burden of establishing the requirements for class certification and granted the plaintiffs' motion to certify the class. The Company is a party to two consolidated lawsuits captioned Gaehwiler v. Sunrise Carpet Industries, Inc. et al. and Patco Enterprises, Inc. v. Sunrise Carpet Industries, Inc. et al., both of which were filed in the Superior Court of the State of California, City and County of San Francisco, in 1996. Both complaints were brought on behalf of a purported class of indirect purchasers of carpet in the State of California and seek damages for alleged violations of California antitrust and unfair competition laws. The complaints filed do not specify any amount of damages but do request for any unlawful conduct to be enjoined and treble damages plus reimbursement for fees and costs. In October 1998, two plaintiffs, on behalf of an alleged class of purchasers of nylon carpet products, filed a complaint in the United States District Court for the Northern District of Georgia against the Company and two of its subsidiaries, as well as a competitor and one of its subsidiaries. The complaint alleges that the Company acted in concert with other carpet manufacturers to restrain competition in the sale of certain nylon carpet products. The Company has filed an answer, denied the allegations in the complaint and set forth its defenses. In February 1999, a similar complaint was filed in the Superior Court of the State of California, City and County of San Francisco, on behalf of a purported class based on indirect purchases of nylon carpet in the State of California and alleges violations of California antitrust and unfair competition laws. The complaints described above do not specify any specific amount of damages but do request injunctive relief and treble damages plus reimbursement for fees and costs. The Company believes it has meritorious defenses and intends to vigorously defend against these actions.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

(13) Consolidated Statements of Cash Flows Information

     Supplemental disclosures of cash flow information are as follows:

                                                                  1999                1998                1997
                                                       --------------------     ---------------     ---------------
     Net cash paid during the year for:
         Interest.......................                $            37,740              30,852              37,849
                                                       ====================     ===============     ===============
         Income taxes...................                $           120,371              75,640              55,882
                                                       ====================     ===============     ===============

(14) Quarterly Financial Data (Unaudited)

  The supplemental quarterly financial data are as follows:

                                                                      Quarters Ended
                                       ---------------------------------------------------------------------------

                                           April 3,             July 3,           October 2,           Dec. 31,
                                             1999                1999                1999                1999
                                        ----------------     ---------------     ---------------     ---------------
        Net sales.................      $        707,167             790,617             809,933             775,547
        Gross profit..............               178,329             200,911             203,246             194,373
        Net earnings..............                27,892              44,093              45,079              40,175
        Basic earnings per share..                  0.46                0.73                0.74                0.70
        Diluted earnings per share..                0.46                0.72                0.74                0.70

                                                             Quarters Ended
                                       ---------------------------------------------------------------------------

                                           March 28,              June 27,            Sept. 26,           Dec. 31,
                                            1998                    1998                1998                1998
                                      --------------------     ---------------     ---------------     ---------------
        Net sales.................     $           589,473             689,488             718,772             746,887
        Gross profit..............                 136,389             177,606             177,762             189,530
        Net earnings..............                  17,135              35,947              37,060              25,112
        Basic earnings per share..                    0.28                0.60                0.61                0.42
        Diluted earnings per share                    0.28                0.59                0.61                0.41

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

   None.


                                   PART III

Item 10. Directors and Executive Officers of the Registrant

   The information required by this item is incorporated by reference to information contained in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders under the following headings: "Election of Directors-- Director, Director Nominee and Executive Officer Information"; "--Nominees for Director"; "--Continuing Directors"; "--Executive Officers;" and "--Section 16a Beneficial Ownership Reporting Compliance."

Item 11. Executive Compensation

   The information required by this item is incorporated by reference to information contained in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders under the following headings: "Executive Compensation and Other Information--Summary of Cash and Certain Other Compensation"; "-- Option Grants"; "--Option Exercises and Holdings"; "--Pension Plans"; "--Certain Relationships and Related Transactions"; and "Election of Directors--Meetings and Committees of the Board of Directors."

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The information required by this item is incorporated by reference to information contained in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders under the following heading: "Executive Compensation and Other Information--Principal Stockholders of the Company."

Item 13. Certain Relationships and Related Transactions

   The information required by this item is incorporated by reference to information contained in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders under the following heading: "Executive Compensation and Other Information--Certain Relationships and Related Transactions."

                                 PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a) 1. Consolidated Financial Statements

   The Consolidated Financial Statements of Mohawk Industries, Inc. and subsidiaries listed in Item 8 of Part II are incorporated by reference into this item.

   2. Consolidated Financial Statement Schedules

       Schedule I-Condensed Financial Information of Registrant.............  44
       Schedule II-Consolidated Valuation and Qualifying Accounts...........  48

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

   Mohawk
  Exhibit
   Number                         Description
   ------                         -----------

    *2.1       Agreement and Plan of Merger dated as of December 3, 1993 and amended as of January 17, 1994 among Mohawk, AMI Acquisition Corp., Aladdin and certain Shareholders of Aladdin. (Incorporated herein by reference to Exhibit 2(i)(a) in Mohawk's Registration Statement on Form S-4, Registration No. 33-74220.)

    *2.2       Stock Purchase Agreement by and among Mohawk, Galaxy and the
                Stockholder of Galaxy dated December 1, 1994. (Incorporated herein by reference to Exhibit 2 in Mohawk's Current Report on Form 8-K dated January 13, 1995.)

    *2.3       Agreement and Plan of Merger by and among Mohawk, WC Acquisition
                Corp., World Carpets, Inc. and the shareholders of World Carpets, Inc. dated as of October 22, 1998. (Incorporated herein by reference to Exhibit 2 of the Mohawk Registration Statement on Form S-3, Registration No. 333-66061, as filed October 22,
                1998).

    *2.4       Asset Purchase Agreement by and among Aladdin Manufacturing
                Corporation, Image Industries, Inc. and The Maxim Group, Inc. dated as of November 12, 1998, as amended and restated on January 29, 1999. (Incorporated herein by reference to Exhibit
                2.1 in Mohawk's Current Report on Form 8-K dated January 29,
                1999).

    *2.5       Agreement and Plan of Merger by and among Mohawk, Durkan
                Acquisition Corp., Nonpareil Acquisition Corp.,Durkan Patterned Carpets, Inc.; the shareholders of Durkan Patterned Carpets, Inc. and the shareholders of Nonpareil Dying and finishing, Inc., dated as of February 26, 1999. (Incorporated herein by reference to Exhibit 2.1 of the Mohawk Registration Statement on Form S-3, Registration No. 333-77231, as filed April 28, 1999).

    *3.1       Restated Certificate of Incorporation of Mohawk, as amended.
                (Incorporated herein by reference to Exhibit 3.1 in Mohawk's Annual report on Form 10-K for the fiscal year ended December 31, 1999.)

    *3.2       Amended and Restated Bylaws of Mohawk. (Incorporated herein by reference to Exhibit 3.2 in Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

    *4.1       See Article 4 of the Restated Certificate of Incorporation of
                Mohawk. (Incorporated herein by reference to Exhibit 3.1 in Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

    *4.2       See Articles 2, 6, and 9 of the Amended and Restated Bylaws of
                Mohawk. (Incorporated herein by reference to Exhibit 3.2 in Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

   *10.1       Lease dated April 1, 1988 between Horizon and Kay D. Owens concerning the addition between the Tufting and Coater Buildings on South Industrial Boulevard in Calhoun, Georgia. (Incorporated herein by reference to Exhibit 10.24 in Mohawk's Registration Statement on Form S-1, Registration No. 33-53932.)

   *10.2       Lease dated August 15, 1989 between Joan Jones Webb and assigns and Aladdin related to a finished goods distribution warehouse in Miami, Florida. (Incorporated herein by reference to Exhibit
                10.27 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

   *10.3       Lease dated October 15, 1990 between NBD Trust Company of
                Illinois and Aladdin related to a finished goods distribution warehouse in Romeoville, Illinois. (Incorporated herein by reference to Exhibit 10.28 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

   *10.4       Lease dated October 3, 1994 between Almoda and Aladdin related to a finished goods distribution warehouse in Columbus, Ohio. (Incorporated herein by reference to Exhibit 10.29 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

   *10.5       Lease dated March 1, 1994 between Design Leasing and Holding
                Company, Inc. and American Rug Craftsmen, Inc. related to a manufacturing facility and warehouse in Calhoun, Georgia. (Incorporated herein by reference to Exhibit 10.35 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

   *10.6       Lease dated May 1, 1997 between Opus East, LLC and Mohawk
                concerning a distribution warehouse in Glen Burnie, Maryland. (Incorporated herein by reference to Exhibit 10.8 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

   *10.7       Lease dated September 23, 1996 between West End Road Associates and Mohawk concerning a distribution warehouse in Pompton Plains, New Jersey. (Incorporated herein by reference to Exhibit
                10.10 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

   *10.8       Lease dated September 1, 1996 between Catellus Development Corp.
                and Mohawk concerning a distribution warehouse in LaMirada, California. (Incorporated herein by reference to Exhibit 10.11 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

   *10.9       Lease dated November 27, 1996 between CP-Regency Business Park
                LTD and Aladdin concerning a distribution warehouse in Grand Prairie, Texas. (Incorporated herein by reference to Exhibit
                10.12 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

   *10.10      Lease dated December 14, 1992, between First Union National Bank of Georgia, as Trustee under item 8 u/w of James E. Minge; First Union National Bank of Georgia, as Trustee u/a W. G. Minge, dated September 15, 1987; First Union National Bank of Georgia and Jerry L. Minge, co-executors u/w/o C. A. Minge and Image, as amended by that certain lease modification and extension agreement dated July 24, 1995 with respect to that certain warehouse located at 15 Old Airport Road in Rome, Georgia. (Incorporated herein by reference to Exhibit 10.24 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

    10.11      Lease dated June 1, 1998 between Intermark USA, Inc. and Aladdin
                Manufacturing Corporation concerning a warehouse in Kensington, Georgia.

    10.12      Lease dated February 18, 1999 between Aladdin Manufacturing
                Corporation and Industrial Developments International Inc. concerning a warehouse in Bolingbrook, Illinois.

    10.13      Lease dated February 18, 1999 between Mohawk Industries, Inc. and
                Senecca G&H, L.L.C. concerning a warehouse in Miami, Florida.

    10.14      Lease dated December 3, 1999 between Aladdin Manufacturing
                Corporation and Ex-Cell Home Fashions, Inc. concerning a plant in Bentonville, Arkansas.

    10.15      Fifth Amended and Restated Credit Agreement dated as of November
                23, 1999 among Mohawk, Wachovia Bank, N.A. Suntrust Bank, Atlanta and First Union National Bank.

   *10.16      Amended and Restated Series Note Agreement dated as of August 31,
                1999 for $85 million of senior notes due September 1, 2005 among Mohawk, John Hancock Mutual Life Insurance Company, John Hancock Variable Life Insurance Company, Investors Partner Life Insurance Company, Principal Life Insurance Company, The Franklin Life Insurance Company and The Prudential Insurance Company of America. (Incorporated herein by reference to Exhibit
                10.2 of Mohawk's Quarterly Report on Form 10-Q for the quarter ended October 2, 1999.)

   *10.17      Amended and Restated Note Purchase Agreement dated as of August
                31, 1999 for $100 million senior notes due September 16, 2004 among Mohawk, The Prudential Insurance Company of America, Principal Life Insurance Company, John Hancock Mutual Life Insurance Company, Massachusetts Mutual Life Insurance Company, Alexander Hamilton Life Insurance Company of America and The Franklin Life Insurance Company. (Incorporated herein by reference to Exhibit 10.2 of Mohawk's Quarterly Report on Form 10-Q for the quarter ended October 2, 1999.)

   *10.18      Registration Rights Agreement by and among Mohawk, Citicorp
                Investments, Inc., ML-Lee Acquisition Fund, L.P. and Certain Management Investors. (Incorporated herein by reference to Exhibit 10.14 of Mohawk's Registration Statement on Form S-1, Registration No. 33-45418.)

   *10.19      Voting Agreement, Consent of Stockholders and Amendment to 1992
                Registration Rights Agreement dated December 3, 1993 by and among Aladdin, Mohawk, Citicorp Investments, Inc., ML-Lee Acquisition Fund, L.P., David L. Kolb, Donald G. Mercer, Frank
                A. Procopio and John D. Swift. (Incorporated herein by reference to Exhibit 10(b) of Mohawk's Registration Statement on Form S-4, Registration No. 33-74220.)

   *10.20      Registration Rights Agreement by and among Mohawk and the former shareholders of Aladdin. (Incorporated herein by reference to Exhibit 10.32 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

   *10.21      Waiver Agreement between Alan S. Lorberbaum and Mohawk dated as of March 23, 1994 to the Registration Rights Agreement dated as of February 25, 1994 between Mohawk and those other persons who are signatories thereto. (Incorporated herein by reference to Exhibit 10.3 of Mohawk's Quarterly Report on Form 10-Q for the quarter ended July 2, 1994.)

   *10.22      Stock Restriction and Registration Rights Agreement dated as of
                October 22, 1998 by and among Mohawk and the former shareholders of World. (Incorporated herein by reference to Exhibit 99.1 of Mohawk's Current Report on Form 8-K dated February 19, 1999.)

   *10.23      Second Consolidated, Amended and Restated Note Agreement dated as of August 31, 1999 for $50 million of senior notes, $40,000,000 of which are due October 26, 2002 and $10,000,000 of which are due July 30, 2002, among Mohawk and The Prudential Insurance Company of America.

                (Incorporated herein by reference to Exhibit 10.3 of Mohawk's Quarterly Report on Form 10-Q dated October 2, 1999.)

Exhibits Related to Executive Compensation Plans, Contracts and other
Arrangements:

   *10.24      Mohawk Carpet Corporation Retirement Savings Plan, as amended.
                (Incorporated herein by reference to Exhibit 10.1 of Mohawk's Registration Statement on Form S-1, Registration No. 33-45418.)

   *10.25      Mohawk Carpet Corporation Supplemental Executive Retirement Plan,
                as amended. (Incorporated herein by reference to Exhibit 10.2 of Mohawk's Registration Statement on Form S-1, Registration No. 33-45418.)

   *10.26      World Carpets, Inc. Savings and Retirement Plan dated January 1,
                1989. (Incorporated herein by reference to Exhibit 10.70 of Mohawk's Annual Report on Form 10-K for the year ended December 31, 1998)

   *10.27      Mohawk Industries, Inc. Employee Stock Purchase Plan together with forms of related Management Investment Agreement, Non-Qualified Stock Option Agreement, and amendments thereto. (Incorporated herein by reference to Exhibit 10.3 of Mohawk's Registration Statement on Form S-1, Registration No. 33-45418.)

   *10.28      Stock Purchase Agreement dated as of December 30, 1988 between
                Mohawk and Mohasco as supplemented by Supplement to Stock Purchase Agreement dated December 30, 1988. (Incorporated herein by reference to Exhibit 10.4 of Mohawk's Registration Statement on Form S-1, Registration No. 33-45418.)

   *10.29      Securities Purchase and Holders Agreement dated as of December
                31, 1988, as amended and restated March 30, 1989, together with amendments thereto and forms of related Non-Qualified Stock Option Agreement and amendments thereto. (Incorporated herein by reference to Exhibit 10.5 of Mohawk's Registration Statement on Form S-1, Registration No. 33-45418.)

   *10.30      Investment Agreement dated as of March 31, 1989 among Mohawk,
                Mohawk Carpet, Citicorp Capital Investors Ltd., Citicorp Venture Capital Ltd. and ML-Lee Acquisition Fund, L.P. (Incorporated herein by reference to Exhibit 10.6 of Mohawk's Registration Statement on Form S-1, Registration No. 33-45418.)

   *10.31      Equity Securities Agreement dated March 31, 1989 among Mohawk,
                ML-Lee Acquisition Fund, L.P. and Citicorp Venture Capital Ltd. (Incorporated herein by reference to Exhibit 10.7 of Mohawk's Registration Statement on Form S-1, Registration No. 33-45418.)

   *10.32      Securities Holders Agreement among Mohawk and Certain Management
                Investors dated as of March 6, 1992. (Incorporated herein by reference to Exhibit 10.40 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

   *10.33      Mohawk Industries, Inc. 1992 Stock Option Plan. (Incorporated
                herein by reference to Exhibit 10.8 of Mohawk's Registration Statement on Form S-1, Registration No. 33-45418.)

   *10.34      Amendment dated July 22, 1993 to the Mohawk Industries, Inc. 1992
                Stock Option Plan. (Incorporated herein by reference to Exhibit
                10.2 in Mohawk's quarterly report on Form 10-Q for the quarter ended July 3, 1993.)

    10.35      Second Amendment dated February 17, 2000 to the Mohawk
                Industries, Inc. 1992 Stock Option Plan.

   *10.36      Mohawk Industries, Inc. 1992 Mohawk-Horizon Stock Option Plan.
                (Incorporated herein by reference to Exhibit 10.15 of Mohawk's Registration Statement on Form S-1, Registration Number 33-53932.)

   *10.37      Amendment dated July 22, 1993 to the Mohawk Industries, Inc. 1992
                Mohawk-Horizon Stock Option Plan. (Incorporated herein by reference to Exhibit 10.1 of Mohawk's quarterly report on Form 10-Q for the quarter ended July 3, 1993.)

    10.38      Second Amendment dated February 17, 2000 to the Mohawk
                Industries, Inc. 1992 Mohawk-Horizon Stock Option Plan.

   *10.39      Mohawk Industries, Inc. 1993 Stock Option Plan. (Incorporated
                herein by reference to Exhibit 10.39 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.)

    10.40      First Amendment dated February 17, 2000 to Mohawk Industries,
                Inc. 1993 Stock Option Plan.

   *10.41      Form of Promissory Note between Mohawk and each of the following;
                David L. Kolb, John D. Swift and Frank A. Procopio. (Incorporated herein by reference to Exhibit 10.75 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

   *10.42      The Mohawk Industries, Inc. Executive Deferred Compensation Plan.
                (Incorporated herein by reference to Exhibit 10.65 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

   *10.43      The Mohawk Industries, Inc. Management Deferred Compensation
                Plan. (Incorporated herein by reference to Exhibit 10.66 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

   *10.44      1997 Non-Employee Director Stock Compensation Plan. (Incorporated
                herein by reference to Exhibit 10.79 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

   *10.45      1997 Long-Term Incentive Plan. (Incorporated herein by reference to Exhibit 10.80 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

   *10.46      Amendment No. 1 to 1997 Non-Employee Director Stock Compensation
                Plan. (Incorporated herein by reference to Exhibit 10.74 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)

    11         Statement re: Computation of Per Share Earnings.

    21         Subsidiaries of the Registrant.

    23.1       Independent Auditors' Consent - KPMG LLP.

    23.2       Consent of Independent Accountants - PricewaterhouseCoopers LLP.

    27.1       1999 Financial Data Schedule.

    27.2       1998 Financial Data Schedule (restated)

-----------
*  Indicates exhibit incorporated by reference.

     (b) Reports on Form 8-K.

     1. Current Report on Form 8-K: Reclassified prior period financial statements, dated October 7, 1999.
     2. Current Report on Form 8-K: Third quarter earnings press release, dated October 21, 1999.
     3. Current Report on Form 8-K: Stock repurchase press release dated, December 16, 1999.
     4. Current Report on Form 8-K: Fourth quarter earnings press release dated, February 10, 2000.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Mohawk Industries, Inc.

Dated: March 6, 2000
                              By:            /s/ David L. Kolb
                                 ----------------------------------------------
                                                 David L. Kolb,
                              Chairman of the Board and Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: March 6, 2000                         /s/ David L. Kolb
                              -------------------------------------------------
                                                 David L. Kolb,
                              Chairman of the Board and Chief Executive Officer
                                     (principal executive officer)


Dated: March 6, 2000                         /s/ John D. Swift
                              -------------------------------------------------
                                                 John D. Swift,
                              Chief Financial Officer, Vice President-Finance
                                           and Assistant Secretary
                                (principal financial and accounting officer)


Dated: March 6, 2000                         /s/ Leo Benatar
                              -------------------------------------------------
                                                 Leo Benatar,
                                                   Director

Dated: March 6, 2000                      /s/ Bruce C. Bruckmann
                              -------------------------------------------------
                                              Bruce C. Bruckmann,
                                                   Director

Dated: March 6, 2000                         /s/ S. H. Sharpe
                              -------------------------------------------------
                                                 S. H. Sharpe
                                                   Director

Dated: March 6, 2000                     /s/ Jeffrey S. Lorberbaum
                              -------------------------------------------------
                                             Jeffrey S. Lorberbaum,
                                                   Director

Dated: March 6, 2000                      /s/ Larry W. McCurdy
                              -------------------------------------------------
                                              Larry W. McCurdy,
                                                   Director

Dated: March 6, 2000                    /s/ Robert N. Pokelwaldt
                              -------------------------------------------------
                                            Robert N. Pokelwaldt,
                                                   Director

                                                                      SCHEDULE I

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
                 Condensed Financial Information Of Registrant
                            Mohawk Industries, Inc.

                                Balance Sheets

                          December 31, 1999 and 1998

                     (In thousands, except per share data)

                    ASSETS                                                                1999               1998
                                                                                      ------------        ----------
Current assets - intercompany receivable............................................  $    507,386            47,734
Investment in subsidiaries..........................................................       720,564           563,325
                                                                                      ------------        ----------
                                                                                      $  1,227,950           611,059
                                                                                      ============        ==========
             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities-current portion of long-term debt...............................  $     30,873                 -
Long-term debt, less current portion................................................       504,531                 -
                                                                                      ------------        ----------
     Total liabilities..............................................................       535,404                 -
                                                                                      ============        ==========

Preferred stock, $.01 par value; 60 shares authorized; no shares issued.............             -                 -
Common stock, $.01 par value; 150,000 shares authorized; 60,657 and 60,533
   shares issued in 1999 and 1998, respectively.....................................           607               606
Additional paid-in capital..........................................................       179,993           172,045
Retained earnings...................................................................       595,932           438,408
                                                                                      ------------        ----------
                                                                                           776,532           611,059
   Less treasury stock at cost; 3,952  shares in 1999...............................        83,986                 -
                                                                                      ------------        ----------
      Total stockholder's equity....................................................       692,546           611,059
                                                                                      ------------        ----------
                                                                                      $  1,227,950           611,059
                                                                                      ============        ==========

                                                                      SCHEDULE I
                                                                     (continued)

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
                 Condensed Financial Information Of Registrant
                            Mohawk Industries, Inc.

                            Statements of Earnings

                 Years Ended December 31, 1999, 1998 and 1997

                                (In thousands)

                                                                           1999        1998      1997
                                                                         ---------    -------  -------
Equity in earnings of subsidiaries....................................  $  157,239    115,254   79,563
                                                                        ----------   --------  -------
   Net earnings.......................................................  $  157,239    115,254   79,563
                                                                        ==========   ========  =======

                                                                      SCHEDULE I
                                                                     (continued)


                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
                 Condensed Financial Information Of Registrant
                            Mohawk Industries, Inc.

                           Statements of Cash Flows

                 Years Ended December 31, 1999, 1998 and 1997

                                (In thousands)

                                                                            1999          1998        1997
Cash flows from operating activities:                                    ----------     --------    --------
   Net earnings.......................................................   $  157,239      115,254      79,563
   Adjustments to reconcile net earnings to net cash used in
    operating activities:
      Equity in earnings of subsidiaries..............................     (157,239)    (115,254)    (79,563)
      Increase in intercompany receivable.............................      459,652        1,964       4,662
                                                                         ----------     --------    --------
      Net cash used in operating activities...........................      459,652        1,964       4,662
                                                                         ----------     --------    --------
Cash flows from financing activities:
   Net proceeds from revolving line of credit.........................      384,452            -           -
   Net proceeds from  term loans......................................      150,952            -           -
   Stock options exercised............................................        1,391        4,417       3,636
   Tax benefit from exercise of stock options.........................          216          243       1,050
   Purchase of treasury stock.........................................      (83,986)           -           -
   Other..............................................................        6,627       (2,696)        (24)
                                                                         ----------     --------    --------
      Net cash provided by financing activities.......................      459,652        1,964       4,662
                                                                         ----------     --------    --------
          Net change in cash..........................................            -            -           -
Cash, beginning of year...............................................            -            -           -
                                                                         ----------     --------    --------
Cash, end of year.....................................................   $        -            -           -
                                                                         ==========     ========    ========

                                                                 SCHEDULE I
                                                                 (continued)

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
            Notes to Condensed Financial Information Of Registrant
                            Mohawk Industries, Inc.


                          December 31, 1999 and 1998

                     (In thousands, except per share data)

(1)  Long-Term Debt

On November 23, 1999 the Company amended and restated its credit agreement to provide for an interest rate of either (i) LIBOR plus 0.2% to 0.5%, depending upon the Company's performance measured against certain financial ratios, or
(ii) the prime rate less 1.0%. Additionally, the termination date of the credit agreement was extended to January 28, 2004. At December 31, 1999, the Company had credit availability of $450,000 under its revolving credit line and $45,000 under various short-term uncommitted credit lines. At December 31, 1999, a total of $110,548 was unused under these lines. The credit agreement contains customary financial and other covenants. The Company must pay an annual facility fee ranging from .0015 to .0025 of the total credit commitment, depending upon the Company's performance measured against specific coverage ratios, under the revolving credit line.

     Long term debt consists of the following

                                                                                       1999                 1998
                                                                                ---------------      --------------
     Revolving line of credit, due January 28, 2004.................            $      384,452                -
      8.46% senior notes, payable in annual principal installments beginning in 1998, due September 16, 2004, interest payable
       quarterly....................................................                    71,429                 -
      7.14%-7.23% senior notes, payable in annual principal
       installments beginning in 1997, due September 1, 2005,
       interest payable semiannually................................                    56,666                 -
      8.48% term loans, payable in annual principal installments,
       due October 26, 2002, interest payable quarterly.............                    17,143                 -
      7.58% senior notes, payable in annual principal installments beginning in 1997, due July 30, 2003, interest payable
       semiannually.................................................                     5,714                 -
                                                                                ----------------     --------------
              Total long-term debt..................................                   535,404                 -
      Less current portion..........................................                    30,873                 -
                                                                                ----------------     --------------
              Long-term debt, excluding current portion.............            $      504,531                 -
                                                                                ================     ==============
      The aggregate maturities of long-term debt as of December 31,
       1999 are as follows:

      2000..........................................................            $       30,873
      2001..........................................................                    30,873
      2002..........................................................                    30,873
      2003..........................................................                    25,159
      2004..........................................................                   408,182
      Thereafter....................................................                     9,444
                                                                                ----------------
                                                                                $      535,404
                                                                                ================

                                                                     SCHEDULE II

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

                Consolidated Valuation and Qualifying Accounts

                 Years Ended December 31, 1999, 1998 and 1997

                                (In thousands)


                                                                          Additions
                                                            Balance at    charged to                          Balance
                                                            beginning     costs and                           at end
               Description                                   of year       expenses       Deductions(1)       of year
               -----------                                -------------  -------------  -----------------  --------------
Year ended December 31, 1997:
   Allowance for doubtful accounts - trade...........     $      15,829          8,458              7,125          17,162
   Provision for cash discounts......................             7,124         51,971             49,059          10,036
   Provision for claims and allowances...............            17,821        121,812            114,596          25,037
                                                          -------------  -------------  -----------------  --------------
      Total..........................................     $      40,774        182,241            170,780          52,235
                                                          =============  =============  =================  ==============

Year ended December 31, 1998:
   Allowance for doubtful accounts - trade...........     $      17,162         13,173              7,325          23,010
   Provision for cash discounts......................            10,036         73,349             72,898          10,487
   Provision for claims and allowances...............            25,037        190,730            191,031          24,736
                                                          -------------  -------------  -----------------  --------------
      Total..........................................     $      52,235        277,252            271,254          58,233
                                                          =============  =============  =================  ==============

Year ended December 31, 1999:
   Allowance for doubtful accounts - trade...........     $      23,010         15,804              4,710          34,104
   Provision for cash discounts......................            10,487         75,155             76,680           8,962
   Provision for claims and allowances...............            24,736        238,413            235,736          27,413
                                                          -------------  -------------  -----------------  --------------
      Total..........................................     $      58,233        329,372            317,126          70,479
                                                          =============  =============  =================  ==============

_______________
(1) Represents charge offs, net of recoveries, to the reserves.

                                 EXHIBIT INDEX

Mohawk
Exhibit
Number                             Description
------                             -----------

   *2.1   Agreement and Plan of Merger dated as of December 3, 1993 and amended as of January 17, 1994 among Mohawk, AMI Acquisition Corp., Aladdin and certain Shareholders of Aladdin. (Incorporated herein by reference to Exhibit 2(i)(a) in Mohawk's Registration Statement on Form S-4, Registration No. 33-74220.)

   *2.2   Stock Purchase Agreement by and among Mohawk, Galaxy and the
           Stockholder of Galaxy dated December 1, 1994. (Incorporated herein by reference to Exhibit 2 in Mohawk's Current Report on Form 8-K dated January 13, 1995.)

   *2.3   Agreement and Plan of Merger by and among Mohawk, WC Acquisition
           Corp., World Carpets, Inc. and the shareholders of World Carpets, Inc. dated as of October 22, 1998. (Incorporated herein by reference to Exhibit 2 of the Mohawk Registration Statement on Form S-3, Registration No. 333-66061, as filed October 22, 1998).

   *2.4   Asset Purchase Agreement by and among Aladdin Manufacturing
           Corporation, Image Industries, Inc. and The Maxim Group, Inc. dated as of November 12, 1998, as amended and restated on January 29, 1999. (Incorporated herein by reference to Exhibit 2.1 in Mohawk's Current Report on Form 8-K dated January 29, 1999).

   *2.5   Agreement and Plan of Merger by and among Mohawk, Durkan Acquisition
           Corp., Nonpareil Acquisition Corp.,Durkan Patterned Carpets, Inc.; the shareholders of Durkan Patterned Carpets, Inc. and the shareholders of Nonpareil Dying and finishing, Inc., dated as of February 26, 1999. (Incorporated herein by reference to Exhibit 2.1 of the Mohawk Registration Statement on Form S-3, Registration No. 333-77231, as filed April 28, 1999).

   *3.1   Restated Certificate of Incorporation of Mohawk, as amended.
           (Incorporated herein by reference to Exhibit 3.1 in Mohawk's Annual report on Form 10-K for the fiscal year ended December 31, 1999.)

   *3.2   Amended and Restated Bylaws of Mohawk. (Incorporated herein by reference to Exhibit 3.2 in Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

   *4.1   See Article 4 of the Restated Certificate of Incorporation of Mohawk.
           (Incorporated herein by reference to Exhibit 3.1 in Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

   *4.2   See Articles 2, 6, and 9 of the Amended and Restated Bylaws of Mohawk.
           (Incorporated herein by reference to Exhibit 3.2 in Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

   *10.1 Lease dated April 1, 1988 between Horizon and Kay D. Owens concerning the addition between the Tufting and Coater Buildings on South Industrial Boulevard in Calhoun, Georgia. (Incorporated herein by reference to Exhibit 10.24 in Mohawk's Registration Statement on Form S-1, Registration No. 33-53932.)

   *10.2  Lease dated August 15, 1989 between Joan Jones Webb and assigns and
           Aladdin related to a finished goods distribution warehouse in Miami, Florida. (Incorporated herein by reference to Exhibit 10.27 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

   *10.3  Lease dated October 15, 1990 between NBD Trust Company of Illinois and
           Aladdin related to a finished goods distribution warehouse in Romeoville, Illinois. (Incorporated herein by reference to Exhibit 10.28 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

   *10.4 Lease dated October 3, 1994 between Almoda and Aladdin related to a finished goods distribution warehouse in Columbus, Ohio. (Incorporated herein by reference to Exhibit 10.29 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

   *10.5  Lease dated March 1, 1994 between Design Leasing and Holding Company,
           Inc. and American Rug Craftsmen, Inc. related to a manufacturing facility and warehouse in Calhoun, Georgia. (Incorporated herein by reference to Exhibit 10.35 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

   *10.6 Lease dated May 1, 1997 between Opus East, LLC and Mohawk concerning a distribution warehouse in Glen Burnie, Maryland. (Incorporated herein by reference to Exhibit 10.8 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

   *10.7  Lease dated September 23, 1996 between West End Road Associates and
           Mohawk concerning a distribution warehouse in Pompton Plains, New Jersey. (Incorporated herein by reference to Exhibit 10.10 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

   *10.8  Lease dated September 1, 1996 between Catellus Development Corp. and
           Mohawk concerning a distribution warehouse in LaMirada, California. (Incorporated herein by reference to Exhibit 10.11 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

   *10.9  Lease dated November 27, 1996 between CP-Regency Business Park LTD and
           Aladdin concerning a distribution warehouse in Grand Prairie, Texas. (Incorporated herein by reference to Exhibit 10.12 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

   *10.10 Lease dated December 14, 1992, between First Union National Bank of
           Georgia, as Trustee under item 8 u/w of James E. Minge; First Union National Bank of Georgia, as Trustee u/a W. G. Minge, dated September 15, 1987; First Union National Bank of Georgia and Jerry L. Minge, co-executors u/w/o C. A. Minge and Image, as amended by that certain lease modification and extension agreement dated July 24, 1995 with respect to that certain warehouse located at 15 Old Airport Road in Rome, Georgia. (Incorporated herein by reference to Exhibit 10.24 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

   10.11 Lease dated June 1, 1998 between Intermark USA, Inc. and Aladdin Manufacturing Corporation concerning a warehouse in Kensington, Georgia.

   10.12 Lease dated February 18, 1999 between Aladdin Manufacturing Corporation and Industrial Developments International Inc. concerning a warehouse in Bolingbrook, Illinois.

   10.13 Lease dated February 18, 1999 between Mohawk Industries, Inc. and Senecca G&H, L.L.C. concerning a warehouse in Miami, Florida.

   10.14 Lease dated December 3, 1999 between Aladdin Manufacturing Corporation and Ex-Cell Home Fashions, Inc. concerning a plant in Bentonville, Arkansas.

   10.15 Fifth Amended and Restated Credit Agreement dated as of November 23, 1999 among Mohawk, Wachovia Bank, N.A. Suntrust Bank, Atlanta and First Union National Bank.

   *10.16  Amended and Restated Series Note Agreement dated as of August 31,
            1999 for $85 million of senior notes due September 1, 2005 among Mohawk, John Hancock Mutual Life Insurance Company, John Hancock Variable Life Insurance Company, Investors Partner Life Insurance Company, Principal Life Insurance Company, The Franklin Life Insurance Company and The Prudential Insurance Company of America. (Incorporated herein by reference to Exhibit 10.2 of Mohawk's Quarterly Report on Form 10-Q for the quarter ended October 2, 1999.)

   *10.17  Amended and Restated Note Purchase Agreement dated as of August 31,
            1999 for $100 million senior notes due September 16, 2004 among Mohawk, The Prudential Insurance Company of America, Principal Life Insurance Company, John Hancock Mutual Life Insurance Company, Massachusetts Mutual Life Insurance Company, Alexander Hamilton Life Insurance Company of America and The Franklin Life Insurance Company. (Incorporated herein by reference to Exhibit 10.2 of Mohawk's Quarterly Report on Form 10-Q for the quarter ended October 2, 1999.)

   *10.18  Registration Rights Agreement by and among Mohawk, Citicorp
            Investments, Inc., ML-Lee Acquisition Fund, L.P. and Certain Management Investors. (Incorporated herein by reference to Exhibit
            10.14 of Mohawk's Registration Statement on Form S-1, Registration No. 33-45418.)

   *10.19  Voting Agreement, Consent of Stockholders and Amendment to 1992
            Registration Rights Agreement dated December 3, 1993 by and among Aladdin, Mohawk, Citicorp Investments, Inc., ML-Lee Acquisition Fund, L.P., David L. Kolb, Donald G. Mercer, Frank A. Procopio and John D. Swift. (Incorporated herein by reference to Exhibit 10(b) of Mohawk's Registration Statement on Form S-4, Registration No. 33-74220.)

   *10.20 Registration Rights Agreement by and among Mohawk and the former shareholders of Aladdin. (Incorporated herein by reference to Exhibit 10.32 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

   *10.21  Waiver Agreement between Alan S. Lorberbaum and Mohawk dated as of
            March 23, 1994 to the Registration Rights Agreement dated as of February 25, 1994 between Mohawk and those other persons who are signatories thereto. (Incorporated herein by reference to Exhibit
            10.3 of Mohawk's Quarterly Report on Form 10-Q for the quarter ended July 2, 1994.)

   *10.22  Stock Restriction and Registration Rights Agreement dated as of
            October 22, 1998 by and among Mohawk and the former shareholders of World. (Incorporated herein by reference to Exhibit 99.1 of Mohawk's Current Report on Form 8-K dated February 19, 1999.)

   *10.23  Second Consolidated, Amended and Restated Note Agreement dated as of
            August 31, 1999 for $50 million of senior notes, $40,000,000 of which are due October 26, 2002 and $10,000,000 of which are due July 30, 2002, among Mohawk and The Prudential Insurance Company of America. (Incorporated herein by reference to Exhibit 10.3 of Mohawk's Quarterly Report on Form 10-Q dated October 2, 1999.)

Exhibits Related to Executive Compensation Plans, Contracts and other
Arrangements:

   *10.24  Mohawk Carpet Corporation Retirement Savings Plan, as amended.
            (Incorporated herein by reference to Exhibit 10.1 of Mohawk's Registration Statement on Form S-1, Registration No. 33-45418.)

   *10.25 Mohawk Carpet Corporation Supplemental Executive Retirement Plan, as amended. (Incorporated herein by reference to Exhibit 10.2 of Mohawk's Registration Statement on Form S-1, Registration No. 33-45418.)

   *10.26  World Carpets, Inc. Savings and Retirement Plan dated January 1,
            1989. (Incorporated herein by reference to Exhibit 10.70 of Mohawk's Annual Report on Form 10-K for the year ended December 31, 1998)

   *10.27 Mohawk Industries, Inc. Employee Stock Purchase Plan together with forms of related Management Investment Agreement, Non-Qualified Stock Option Agreement, and amendments thereto. (Incorporated herein by reference to Exhibit 10.3 of Mohawk's Registration Statement on Form S-1, Registration No. 33-45418.)

   *10.28 Stock Purchase Agreement dated as of December 30, 1988 between Mohawk and Mohasco as supplemented by Supplement to Stock Purchase Agreement dated December 30, 1988. (Incorporated herein by reference to Exhibit 10.4 of Mohawk's Registration Statement on Form S-1, Registration No. 33-45418.)

   *10.29  Securities Purchase and Holders Agreement dated as of December 31,
            1988, as amended and restated March 30, 1989, together with amendments thereto and forms of related Non-Qualified Stock Option Agreement and amendments thereto. (Incorporated herein by reference to Exhibit 10.5 of Mohawk's Registration Statement on Form S-1, Registration No. 33-45418.)

   *10.30  Investment Agreement dated as of March 31, 1989 among Mohawk, Mohawk
            Carpet, Citicorp Capital Investors Ltd., Citicorp Venture Capital Ltd. and ML-Lee Acquisition Fund, L.P. (Incorporated herein by reference to Exhibit 10.6 of Mohawk's Registration Statement on Form S-1, Registration No. 33-45418.)

   *10.31  Equity Securities Agreement dated March 31, 1989 among Mohawk, ML-Lee
            Acquisition Fund, L.P. and Citicorp Venture Capital Ltd. (Incorporated herein by reference to Exhibit 10.7 of Mohawk's Registration Statement on Form S-1, Registration No. 33-45418.)

   *10.32  Securities Holders Agreement among Mohawk and Certain Management
            Investors dated as of March 6, 1992. (Incorporated herein by reference to Exhibit 10.40 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

   *10.33 Mohawk Industries, Inc. 1992 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.8 of Mohawk's Registration Statement on Form S-1, Registration No. 33-45418.)

   *10.34  Amendment dated July 22, 1993 to the Mohawk Industries, Inc. 1992
            Stock Option Plan. (Incorporated herein by reference to Exhibit 10.2 in Mohawk's quarterly report on Form 10-Q for the quarter ended July 3, 1993.)

    10.35 Second Amendment dated February 17, 2000 to the Mohawk Industries, Inc. 1992 Stock Option Plan.

   *10.36  Mohawk Industries, Inc. 1992 Mohawk-Horizon Stock Option Plan.
            (Incorporated herein by reference to Exhibit 10.15 of Mohawk's Registration Statement on Form S-1, Registration Number 33-53932.)

   *10.37  Amendment dated July 22, 1993 to the Mohawk Industries, Inc. 1992
            Mohawk-Horizon Stock Option Plan. (Incorporated herein by reference to Exhibit 10.1 of Mohawk's quarterly report on Form 10-Q for the quarter ended July 3, 1993.)

    10.38 Second Amendment dated February 17, 2000 to the Mohawk Industries, Inc. 1992 Mohawk-Horizon Stock Option Plan.

   *10.39 Mohawk Industries, Inc. 1993 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.39 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.)

    10.40 First Amendment dated February 17, 2000 to Mohawk Industries, Inc. 1993 Stock Option Plan.

   *10.41  Form of Promissory Note between Mohawk and each of the following;
            David L. Kolb, John D. Swift and Frank A. Procopio. (Incorporated herein by reference to Exhibit 10.75 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

   *10.42  The Mohawk Industries, Inc. Executive Deferred Compensation Plan.
            (Incorporated herein by reference to Exhibit 10.65 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

   *10.43  The Mohawk Industries, Inc. Management Deferred Compensation Plan.
            (Incorporated herein by reference to Exhibit 10.66 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

   *10.44 1997 Non-Employee Director Stock Compensation Plan. (Incorporated herein by reference to Exhibit
            10.79 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

   *10.45  1997 Long-Term Incentive Plan. (Incorporated herein by reference to
           Exhibit 10.80 of Mohawk's
            Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

   *10.46 Amendment No. 1 to 1997 Non-Employee Director Stock Compensation Plan. (Incorporated herein by reference to Exhibit 10.74 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)

   11      Statement re: Computation of Per Share Earnings.

   21      Subsidiaries of the Registrant.

   23.1    Independent Auditors' Consent - KPMG LLP.

   23.2    Consent of Independent Accountants - PricewaterhouseCoopers LLP.

   27.1    1999 Financial Data Schedule.

   27.2    1998 Financial Data Schedule (restated)
_________
*  Indicates exhibit incorporated by reference.

   (b) Reports on Form 8-K.

   1. Current Report on Form 8-K: Reclassified prior period financial statements, dated October 7, 1999.
   2. Current Report on Form 8-K: Third quarter earnings press release, dated October 21, 1999.
   3. Current Report on Form 8-K: Stock repurchase press release dated, December 16, 1999.
   4. Current Report on Form 8-K: Fourth quarter earnings press release dated, February 10, 2000.