Form 10-Q
period 2000-04-01
MOHAWK INDUSTRIES INC
filed 2000-05-05
CIK 851968

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
     [Mark One]
         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 1, 2000

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
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


P. O. Box 12069, 160 S. Industrial Blvd., Calhoun, Georgia              30701
        (Address of principal executive offices)                      (Zip Code)

      Registrant's telephone number, including area code:  (706) 629-7721




  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]



  The number of shares outstanding of the issuer's classes of capital stock as of May 4, 2000, the latest practicable date, is as follows: 54,146,786 shares of Common Stock, $.01 par value.

--------------------------------------------------------------------------------

                            MOHAWK INDUSTRIES, INC.

                                     INDEX

                                                                  Page No.
                                                                  -------


Part I.  Financial Information:

         Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets -
              April 1, 2000 and December 31, 1999                    3

           Condensed Consolidated Statements of Earnings -
              Three months ended April 1, 2000 and April 3, 1999     5

           Condensed Consolidated Statements of Cash Flows -
              Three months ended April 1, 2000 and April 3, 1999     6

           Notes to Condensed Consolidated Financial Statements      7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations      9

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risks                                      12

Part II.  Other Information                                         12

                         PART I. FINANCIAL INFORMATION

                         ITEM I. FINANCIAL STATEMENTS

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                (In thousands)
                                  (Unaudited)



                                                           April 1, 2000                   December 31, 1999
                                                           -------------                   -----------------

Current assets:

    Receivables                                              $  371,329                           337,824

    Inventories                                                 553,267                           494,774

    Prepaid expenses                                             14,985                            25,184

    Deferred income taxes                                        76,628                            76,628
                                                             ----------                         ---------

        Total current assets                                  1,016,209                           934,410
                                                             ----------                         ---------


Property, plant and equipment, at cost                        1,159,992                         1,139,660
Less accumulated depreciation and
      amortization                                              533,716                           514,846
                                                             ----------                         ---------

        Net property, plant and equipment                       626,276                           624,814
                                                             ----------                         ---------


Other assets                                                    119,215                           123,649
                                                             ----------                         ---------

        Total assets                                         $1,761,700                         1,682,873
                                                             ==========                         =========



    See accompanying notes to condensed consolidated financial statements.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                                (In thousands)
                                  (Unaudited)



                                                                April 1, 2000                   December 31, 1999
                                                                -------------                   -----------------

Current liabilities:

    Current portion of long-term debt                            $   33,920                            33,961
    Accounts payable and accrued expenses                           420,400                           340,392
                                                                 ----------                         ---------
        Total current liabilities                                   454,320                           374,353


Deferred income taxes                                                53,783                            53,783
Long-term debt, less current portion                                572,074                           562,104
Other long-term liabilities                                             192                                87
                                                                 ----------                         ---------
        Total liabilities                                         1,080,369                           990,327
                                                                 ----------                         ---------


Stockholders' equity:
    Preferred stock, $.01 par value; 60 shares
      authorized; no shares issued                                        -                                 -
    Common stock, $.01 par value; 150,000 shares
      authorized; 60,675 and 60,657 shares
      issued in 2000 and 1999, respectively                             607                               607
    Additional paid-in capital                                      180,630                           179,993
    Retained earnings                                               629,929                           595,932
                                                                 ----------                         ---------
                                                                    811,166                           776,532
     Less treasury stock at cost; 6,075 in
      shares in 2000 and 3,952 in 1999                              129,835                            83,986
                                                                 ----------                         ---------
           Total stockholders' equity                               681,331                           692,546
                                                                 ----------                         ---------

           Total liabilities and stockholders'
            equity                                               $1,761,700                         1,682,873
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

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                     (In thousands, except per share data)
                                  (Unaudited)



                                                                                     Three Months Ended
                                                                      -----------------------------------------------
                                                                      April 1, 2000                     April 3, 1999
                                                                      -------------                     -------------

Net sales                                                                $765,083                           707,167

Cost of sales                                                             574,520                           528,838
                                                                         --------                           -------
        Gross profit                                                      190,563                           178,329

Selling, general and administrative expenses                              124,857                           122,665
                                                                         --------                           -------
        Operating income                                                   65,706                            55,664
                                                                         --------                           -------

Other expense:
   Interest expense                                                         8,740                             7,854
   Other expense, net                                                         773                             1,708
                                                                         --------                           -------
                                                                            9,513                             9,562
                                                                         --------                           -------

        Earnings before income taxes                                       56,193                            46,102

Income taxes                                                               22,196                            18,210
                                                                         --------                           -------

        Net earnings                                                     $ 33,997                            27,892
                                                                         ========                           =======


Basic earnings per share                                                 $   0.61                              0.46
                                                                         ========                           =======

Weighted-average common shares outstanding                                 55,611                            60,565
                                                                         ========                           =======


Diluted earnings per share                                               $   0.61                              0.46
                                                                         ========                           =======

Weighted-average common and dilutive potential
   common shares outstanding                                               56,097                            61,285
                                                                         ========                           =======



    See accompanying notes to condensed consolidated financial statements.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (In thousands)
                                  (Unaudited)


                                                                                       Three Months Ended
                                                                        -------------------------------------------------
                                                                         April 1, 2000                      April 3, 1999
                                                                        --------------                      -------------

Cash flows from operating activities:
  Net earnings                                                             $ 33,997                             27,892
  Adjustments to reconcile net earnings to net
     cash provided by operating activities:
      Depreciation and amortization                                          20,875                             23,473
      Provision for doubtful accounts                                         4,204                              3,408
      (Gain) loss on sale of property, plant
        and equipment                                                           (45)                                44
      Changes in operating assets and
       liabilities, net of effects of acquisitions:
          Receivables                                                       (37,709)                            (7,906)
          Inventories                                                       (58,493)                           (37,138)
          Accounts payable and accrued expenses                              89,504                            (14,700)
          Other assets and prepaid expenses                                  10,400                             16,441
          Other liabilities                                                     105                               (475)
                                                                           --------                            -------
             Net cash provided by operating
              activities                                                     62,838                             11,039
                                                                           --------                            -------

Cash flows from investing activities:
  Additions to property, plant and equipment,                               (18,059)                           (30,449)
   net
  Acquisitions                                                                    -                           (162,463)
                                                                           --------                            -------
             Net cash used in investing
              activities                                                    (18,059)                          (192,912)
                                                                           --------                            -------

Cash flows from financing activities:
  Net change in revolving line of credit                                      7,524                            184,864
  Redemption of acquisition indebtedness                                          -                            (20,917)
  Proceeds (redemption) of IRBs and other,
   net of proceeds                                                            2,405                             (4,951)
  Change in outstanding checks in excess of cash                             (9,496)                            13,737
  Acquisition of treasury stock                                             (45,849)                                 -
  Common stock transactions                                                     637                              6,756
                                                                           --------                            -------
             Net cash (used in) provided by
              financing activities                                          (44,779)                           179,489
                                                                           --------                            -------

             Net change in cash                                                   -                             (2,384)
Cash, beginning of period                                                         -                              2,384
                                                                           --------                            -------

Cash, end of period                                                        $      -                                  -
                                                                           ========                            =======

Net cash paid during the period for:
  Interest                                                                 $  7,983                             10,621
                                                                           ========                            =======

  Income taxes                                                             $  9,825                             16,088
                                                                           ========                            =======

    See accompanying notes to condensed consolidated financial statements.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                (In thousands)
                                  (Unaudited)

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1999 Annual Report filed on Form 10-K, as filed with the Securities and Exchange Commission, which includes consolidated financial statements for the fiscal year ended December 31, 1999.

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


2.  Receivables

    Receivables are as follows:

                                                                         April 1, 2000          December 31, 1999
                                                                         -------------          -----------------
      Customers, trade                                                     $446,740                  405,477
      Other                                                                   1,545                    2,826
                                                                           --------                  -------

                                                                            448,285                  408,303
      Less allowance for discounts, returns, claims
        and doubtful accounts                                                76,956                   70,479
                                                                           --------                  -------

        Net receivables                                                    $371,329                  337,824
                                                                           ========                  =======

3.  Inventories

    The components of inventories are as follows:

                                                                         April 1, 2000          December 31, 1999
                                                                         -------------          -----------------
        Finished goods                                                     $280,307                  254,179
        Work in process                                                      74,309                   65,456
        Raw materials                                                       198,651                  175,139
                                                                           --------                  -------

           Total inventories                                               $553,267                  494,774
                                                                           ========                  =======

4.  Other assets

    Other assets are as follows:

                                                                         April 1, 2000          December 31, 1999
                                                                         -------------          -----------------
        Goodwill, net of accumulated amortization of
          $13,961 and $13,171, respectively                                $112,770                  113,560

        Other assets                                                          6,445                   10,089
                                                                           --------                  -------

           Total other assets                                              $119,215                  123,649
                                                                           ========                  =======

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                (In thousands)
                                  (Unaudited)

5.  Accounts payable and accrued expenses

    Accounts payable and accrued expenses are as follows:

                                                                         April 1, 2000        December 31, 1999
                                                                         -------------        -----------------
        Outstanding checks in excess of cash                               $ 32,877                 42,373
        Accounts payable, trade                                             203,076                159,812
        Accrued expenses                                                    113,204                 83,253
        Accrued compensation                                                 71,243                 54,954
                                                                           --------                -------
           Total accounts payable and accrued
            expenses                                                       $420,400                340,392
                                                                           ========                =======

6.  Property, Plant and Equipment

Effective January 1, 2000, the Company changed the estimated useful lives of buildings (25 years to 35 years), tufting equipment (7 years to 10 years), extrusion equipment (7 years to 15 years) and furniture and fixtures (5 years to 7 years). Management believes the change more accurately reflects the actual lives of these assets and is more consistent with industry practice. The prospective change is estimated to reduce annual depreciation expense by approximately $20,000 in 2000.

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

Results of Operations

Quarter Ended April 1, 2000 as Compared with Quarter Ended April 3, 1999
------------------------------------------------------------------------

  Net sales for the quarter ended April 1, 2000 were $765.1 million, reflecting an increase of $57.9 million, or approximately 8%, over the $707.2 million reported in the quarter ended April 3, 1999. All major product categories achieved sales increases for the first quarter of 2000 as compared to 1999. The Company believes that the first quarter of 2000 net sales increase was attributable to internal growth and the impact of the acquisition of certain assets of Image Industries, Inc. on January 29, 1999.

  Gross profit for the first quarter of the current year was $190.6 million (24.9% of net sales) and represented an increase over the gross profit of $178.3 million (25.2% of net sales) for the prior year's quarter. Gross profit as a percentage of sales was unfavorably impacted by raw material price increases, resulting from rising oil prices, which were partially offset by productivity improvements, selling price increases and an increase in the estimated useful lives of property, plant and equipment which was effective January 1, 2000.

  Selling, general and administrative expenses for the current quarter were $124.9 million (16.3% of net sales) compared to $122.7 million (17.3% of net sales) for the prior year's first quarter. The decrease was primarily due to better cost control and better leveraging of these expenses against higher sales volume in the current quarter.

  Interest expense for the current quarter was $8.7 million compared to $7.9 million in the first quarter of 1999. The primary factor contributing to the increase was an increase in debt levels, which was attributable to the stock repurchase program, capital expenditures, and an increase in the weighted average borrowing rate compared to the first quarter of 1999.

  Income tax expense was $22.2 million, or 39.5% of earnings before income taxes in the current quarter compared to $18.2 million, or 39.5% of earnings before income taxes for the prior year's first quarter.

Liquidity and Capital Resources

  The Company's primary capital requirements are for working capital, capital expenditures and acquisitions. The Company's capital needs are met through a combination of internally generated funds, bank credit lines and credit terms from suppliers.

  The level of accounts receivable increased from $337.8 million at the beginning of 2000 to $371.3 million at April 1, 2000. The $33.5 million increase was attributable to strong sales growth. Inventories increased from $494.8 million at the beginning of 2000 to $553.3 million at April 1, 2000, due primarily to the need for a higher level of inventory to meet the increased sales volume and seasonal demand.

  Capital expenditures totaled $18.1 million for the first three months of 2000, and were incurred primarily to modernize and expand manufacturing facilities and equipment. The Company's capital projects are primarily focused on increasing capacity, improving productivity and reducing costs. Capital spending during 2000 is expected to range from $87 million to $102 million, the majority of which will be used to purchase equipment to increase production capacity and productivity.

  During 1999, the Company's Board of Directors authorized the repurchase of up to 10 million shares of its outstanding common shares. For the quarter ended April 1, 2000, a total of approximately 2.1 million shares of the Company's common stock has been purchased at an aggregate cost of approximately $45.8 million. Since the inception of the program, a total of approximately 6.1 million shares has been purchased at an aggregate cost of approximately $129.8 million. All of this repurchase has been financed through the Company's operations and revolving line of credit.

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

The carpet industry is cyclical and a downturn in the overall economy could
---------------------------------------------------------------------------
lessen the demand for Mohawk's products and impair growth and profitability.
----------------------------------------------------------------------------

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

An increase in the cost of raw materials could negatively impact Mohawk's
-------------------------------------------------------------------------
profitability.
--------------

  The cost of raw materials has a significant impact on the profitability of Mohawk. In particular, Mohawk's business requires it to purchase large volumes of nylon fiber and polypropylene resin, which is used to manufacture fiber. The cost of these raw materials is related to oil prices. Mohawk does not have any long-term supply contracts for any of these products. While Mohawk generally attempts to match cost increases with price increases, large increases in the cost of such raw materials could adversely affect its business, results of operations and financial condition if it is unable to pass these costs through to its customers.

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

Forward-Looking Information

  Certain of the matters discussed in the preceding pages, particularly regarding anticipating future financial performance, business prospects, growth and operating strategies, proposed acquisitions, new products and similar matters, and those preceded by, followed by or that otherwise include the words "believes," "expects," "anticipates," "intends," "estimates" or similar expressions constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended. For those statements, Mohawk claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve a number of risks and uncertainties. The following important factors, in addition to those discussed elsewhere in this document, affect the future results of Mohawk and could cause those results to differ materially from those expressed in the forward-looking statements: materially adverse changes in economic conditions generally in the carpet, rug and floorcovering markets served by Mohawk; competition from other carpet, rug and floorcovering manufacturers; oil price increases; raw material prices; timing and level of capital expenditures; the successful integration of acquisitions, including the challenges inherent in diverting Mohawk management's attention and resources from other strategic matters and from operational matters for an extended period of time; the successful introduction of new products; the successful rationalization of existing operations; and other risks identified from time to time in the Company's SEC reports and public announcements.

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

Item 5.  Other Information

  None.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits


No.      Description
---      -----------
11       Statement re:  Computation of Per Share Earnings

27        Financial Data Schedule

(b)   Reports on Form 8-K

  Current Report on Form 8-K: Fourth quarter earnings press release, dated February 10, 2000

                                  SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     MOHAWK INDUSTRIES, INC.



Dated: May 5, 2000                   By: /s/ David L. Kolb
                                         -----------------
                                         DAVID L. KOLB, Chairman of the Board
                                         and Chief Executive Officer (principal
                                         executive officer)



Dated: May 5, 2000                   By: /s/ John D. Swift
                                         -----------------
                                         JOHN D. SWIFT, Chief Financial Officer,
                                         Vice President-Finance and Assistant
                                         Secretary (principal financial and
                                         accounting officer)

                                 EXHIBIT INDEX


No.       Description
---       -----------

(a)       Exhibits

11        Statement re:  Computation of Per Share Earnings

27        Financial Data Schedule