Form 10-Q
period 2000-07-01
MOHAWK INDUSTRIES INC
filed 2000-08-04
CIK 851968

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
     [Mark One]
       [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 1, 2000

                                      OR

       [_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                      For the transition period from       to

                            Commission File Number
                                   01-19826

                            MOHAWK INDUSTRIES, INC.
            (Exact name of registrant as specified in its charter)

         Delaware                                       52-1604305
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


P. O. Box 12069, 160 S. Industrial Blvd.,                   30701
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



     The number of shares outstanding of the issuer's classes of capital stock as of August 4, 2000, the latest practicable date, is as follows: 53,149,866 shares of Common Stock, $.01 par value.

--------------------------------------------------------------------------------

                            MOHAWK INDUSTRIES, INC.

                                     INDEX

                                                                                                        Page No.
                                                                                                        -------
Part I.   Financial Information:

          Item 1.   Financial Statements

               Condensed Consolidated Balance Sheets -
                    July 1, 2000 and December 31, 1999                                                     3

               Condensed Consolidated Statements of Earnings -
                    Three months ended July 1, 2000 and July 3, 1999                                       5

               Condensed Consolidated Statements of Earnings -
                    Six months ended July 1, 2000 and July 3, 1999                                         6

               Condensed Consolidated Statements of Cash Flows -
                    Six months ended July 1, 2000 and July 3, 1999                                         7

               Notes to Condensed Consolidated Financial Statements                                        8

          Item 2.   Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                                 10

          Item 3.   Quantitative and Qualitative Disclosures About Market Risks                           13

Part II.  Other Information                                                                               13

                         PART I. FINANCIAL INFORMATION

                         ITEM I. FINANCIAL STATEMENTS

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                (In thousands)

                                                             July 1, 2000           December 31, 1999
                                                           ----------------       ---------------------
                                                              (Unaudited)
Current assets:
    Receivables                                              $    396,223                     337,824
    Inventories                                                   576,653                     494,774
    Prepaid expenses                                               12,820                      25,184
    Deferred income taxes                                          76,628                      76,628
                                                             ------------                 -----------
      Total current assets                                      1,062,324                     934,410
                                                             ------------                 -----------
Property, plant and equipment, at cost                          1,175,969                   1,139,660
Less accumulated depreciation and
      amortization                                                553,067                     514,846
                                                             ------------                 -----------
      Net property, plant and equipment                           622,902                     624,814
                                                             ------------                 -----------
Other assets                                                      118,331                     123,649
                                                             ------------                 -----------
      Total assets                                           $  1,803,557                   1,682,873
                                                             ============                 ===========



    See accompanying notes to condensed consolidated financial statements.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                                (In thousands)

                                                               July 1, 2000          December 31, 1999
                                                             ----------------      ---------------------
                                                               (Unaudited)
Current liabilities:

    Current portion of long-term debt                           $     33,893                    33,961
    Accounts payable and accrued expenses                            444,372                   340,392
                                                                ------------            --------------
        Total current liabilities                                    478,265                   374,353

Deferred income taxes                                                 53,783                    53,783
Long-term debt, less current portion                                 579,603                   562,104
Other long-term liabilities                                              392                        87
                                                                ------------            --------------
        Total liabilities                                          1,112,043                   990,327
                                                                ------------            --------------

Stockholders' equity:
    Preferred stock, $.01 par value; 60 shares
     authorized; no shares issued                                          -                         -
    Common stock, $.01 par value; 150,000 shares
     authorized; 60,715 and 60,657 shares issued
     in 2000 and 1999, respectively                                      607                       607
    Additional paid-in capital                                       181,199                   179,993
    Retained earnings                                                677,132                   595,932
                                                                ------------            --------------
                                                                     858,938                   776,532
    Less treasury stock at cost; 7,589 in shares in
     2000 and 3,952 in 1999                                          167,424                    83,986
                                                                ------------            --------------
        Total stockholders' equity                                   691,514                   692,546
                                                                ------------            --------------
        Total liabilities and stockholders' equity              $  1,803,557                 1,682,873
                                                                ============            ==============

    See accompanying notes to condensed consolidated financial statements.

                    MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                     (In thousands, except per share data)
                                  (Unaudited)

                                                                                  Three Months Ended
                                                                            ------------------------------
                                                                            July 1, 2000      July 3, 1999
                                                                            ------------      ------------
Net sales                                                                      $ 852,808           790,617
Cost of sales                                                                    636,926           589,706
                                                                               ---------          --------
        Gross profit                                                             215,882           200,911
Selling, general and administrative expenses                                     126,971           119,997
                                                                               ---------          --------
        Operating income                                                          88,911            80,914
                                                                               ---------          --------
Other expense:
   Interest expense, net                                                           9,674             7,753
   Other expense, net                                                              1,215               280
                                                                               ---------          --------
                                                                                  10,889             8,033
                                                                               ---------          --------
        Earnings before income taxes                                              78,022            72,881
Income taxes                                                                      30,819            28,788
                                                                               ---------          --------
        Net earnings                                                           $  47,203            44,093
                                                                               =========          ========
Basic earnings per share                                                       $    0.88              0.73
                                                                               =========          ========
Weighted-average common shares outstanding                                        53,836            60,593
                                                                               =========          ========
Diluted earnings per share                                                     $    0.87              0.72
                                                                               =========          ========
Weighted-average common and dilutive potential
   common shares outstanding                                                      54,336            61,257
                                                                               =========          ========

     See accompanying notes to condensed consolidated financial statements.

                    MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                     (In thousands, except per share data)
                                  (Unaudited)

                                                                     Six Months Ended
                                                             ------------------------------
                                                             July 1, 2000      July 3, 1999
                                                             ------------      ------------
Net sales                                                    $ 1,617,891          1,497,784
Cost of sales                                                  1,211,446          1,118,544
                                                             -----------        -----------
        Gross profit                                             406,445            379,240
Selling, general and administrative expenses                     251,828            242,662
                                                             -----------        -----------
        Operating income                                         154,617            136,578
                                                             -----------        -----------
Other expense:
   Interest expense, net                                          18,414             15,607
   Other expense, net                                              1,988              1,988
                                                             -----------        -----------
                                                                  20,402             17,595
                                                             -----------        -----------
        Earnings before income taxes                             134,215            118,983
Income taxes                                                      53,015             46,998
                                                             -----------        -----------
        Net earnings                                         $    81,200             71,985
                                                             ===========        ===========
Basic earnings per share                                     $      1.48               1.19
                                                             ===========        ===========
Weighted-average common shares outstanding                        54,723             60,579
                                                             ===========        ===========
Diluted earnings per share                                   $      1.47               1.17
                                                             ===========        ===========
Weighted-average common and dilutive potential
   common shares outstanding                                      55,217             61,271
                                                             ===========        ===========

    See accompanying notes to condensed consolidated financial statements.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (In thousands)
                                  (Unaudited)

                                                                                    Six Months Ended
                                                             ------------------------------------------------------------
                                                                        July 1, 2000                   July 3, 1999
                                                             ---------------------------       --------------------------
Cash flows from operating activities:
  Net earnings                                               $                    81,200                           71,985
  Adjustments to reconcile net earnings to net
     cash provided by operating activities:
      Depreciation and amortization                                               41,819                           51,253
      Provision for doubtful accounts                                              8,447                            7,500
      Loss on sale of property, plant
          and equipment                                                               63                            3,095
      Changes in operating assets and liabilities,
          net of effects of acquisitions:
          Receivables                                                            (66,846)                         (23,992)
          Inventories                                                            (81,879)                         (66,690)
          Accounts payable and accrued expenses                                   85,844                          (11,290)
          Other assets and prepaid expenses                                       12,554                           16,051
          Other liabilities                                                          305                           (4,531)
                                                             ---------------------------       --------------------------
             Net cash provided by operating activities                            81,507                           43,381
                                                             ---------------------------       --------------------------

Cash flows from investing activities:
  Additions to property, plant and equipment, net                                (34,842)                         (74,469)
  Acquisitions                                                                         -                         (162,463)
                                                             ---------------------------       --------------------------
             Net cash used in investing activities                               (34,842)                        (236,932)
                                                             ---------------------------       --------------------------

Cash flows from financing activities:
  Net change in revolving line of credit                                          15,498                          190,461
  Proceeds (redemption) of IRBs and other,
         net of proceeds                                                           1,933                          (28,904)
  Change in outstanding checks in excess of cash                                  18,136                           21,961
  Acquisition of treasury stock                                                  (83,438)                               -
  Common stock transactions                                                        1,206                            7,649
                                                             ---------------------------       --------------------------
             Net cash (used in) provided by financing
              activities                                                         (46,665)                         191,167
                                                             ---------------------------       --------------------------

             Net change in cash                                                        -                           (2,384)
Cash, beginning of period                                                              -                            2,384
                                                             ---------------------------       --------------------------

Cash, end of period                                          $                         -                                -
                                                             ===========================       ==========================

Net cash paid during the period for:
  Interest                                                   $                    18,805                           18,698
                                                             ===========================       ==========================

  Income taxes                                               $                    37,086                           54,255
                                                             ===========================       ==========================

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

2.   Receivables

     Receivables are as follows:

                                                                     July 1, 2000                  December 31, 1999
                                                             ---------------------------      --------------------------
      Customers, trade                                       $                   476,156                         405,477
      Other                                                                        2,268                           2,826
                                                             ---------------------------      --------------------------

                                                                                 478,424                         408,303
      Less allowance for discounts, returns, claims
                  and doubtful accounts                                           82,201                          70,479
                                                             ---------------------------      --------------------------

        Net receivables                                      $                   396,223                         337,824
                                                             ===========================      ==========================

3.   Inventories

     The components of inventories are as follows:

                                                                     July 1, 2000                  December 31, 1999
                                                             ---------------------------      --------------------------
        Finished goods                                       $                   295,314                         254,179
        Work in process                                                           75,344                          65,456
        Raw materials                                                            205,995                         175,139
                                                             ---------------------------      --------------------------

           Total inventories                                 $                   576,653                         494,774
                                                             ===========================      ==========================

4.   Other assets

     Other assets are as follows:

                                                                     July 1, 2000                  December 31, 1999
                                                             ---------------------------      --------------------------
        Goodwill, net of accumulated amortization of
          $14,750 and $13,171, respectively                  $                   111,981                         113,560

        Other assets                                                               6,350                          10,089
                                                             ---------------------------      --------------------------

           Total other assets                                $                   118,331                         123,649
                                                             ===========================      ==========================

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                (In thousands)
                                  (Unaudited)

5.   Accounts payable and accrued expenses

     Accounts payable and accrued expenses are as follows:

                                                          July 1, 2000        December 31, 1999
                                                         ---------------     -------------------
     Outstanding checks in excess of cash                  $      60,509                  42,373
     Accounts payable, trade                                     211,840                 159,812
     Accrued expenses                                            104,404                  83,253
     Accrued compensation                                         67,619                  54,954
                                                         ---------------     -------------------

        Total accounts payable and accrued expenses        $     444,372                 340,392
                                                         ===============     ===================

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

Results of Operations

Quarter Ended July 1, 2000 as Compared with Quarter Ended July 3, 1999
----------------------------------------------------------------------

     Net sales for the quarter ended July 1, 2000 were $852.8 million, reflecting an increase of $62.2 million, or approximately 8%, over the $790.6 million reported in the quarter ended July 3, 1999. All major product categories achieved sales increases for the second quarter of 2000 as compared to 1999. The Company believes that the second quarter of 2000 net sales increase was attributable to internal growth.

     Gross profit for the second quarter of the current year was $215.9 million (25.3% of net sales) and represented a $15.0 million increase over the gross profit of $200.9 million (25.4% of net sales) for the prior year's quarter. Gross profit as a percentage of net sales was unfavorably impacted by raw material cost increases, resulting from rising oil prices, which were partially offset by productivity improvements, selling price increases and an increase in the estimated useful lives of property, plant and equipment which was effective January 1, 2000.

     Selling, general and administrative expenses for the current quarter were $127 million (14.9% of net sales) compared to $120 million (15.2% of net sales) for the prior year's second quarter. The decrease as a percentage of net sales was primarily due to improved cost controls and the leveraging of these expenses against higher sales volume in the current quarter.

     Interest expense for the current quarter was $9.7 million compared to $7.8 million in the second quarter of 1999. The primary factor contributing to the increase was an increase in debt levels, which was attributable to the stock repurchase program, capital expenditures, and an increase in the weighted average borrowing rate compared to the second quarter of 1999.

     Income tax expense was $30.8 million, or 39.5% of earnings before income taxes in the current quarter compared to $28.8 million, or 39.5% of earnings before income taxes for the prior year's second quarter.

Six months Ended July 1, 2000 as Compared with Six Months Ended July 3, 1999
----------------------------------------------------------------------------

     Net sales for the first six months ended July 1, 2000 were $1,618 million, reflecting an increase of $120 million, or approximately 8%, over the $1,498 million reported in the six month period ended July 3, 1999. The Company believes that this increase was attributable to internal growth and the impact of the acquisition of certain assets of Image Industries, Inc. on January 29, 1999.

     Gross profit for the first six months of the current year was $406.4 million (25.1% of net sales) and represented a $27.2 million increase over the gross profit of $379.2 million (25.3% of net sales) for the first six months of 1999. Gross profit as a percentage of net sales was unfavorably impacted by raw material cost increases, resulting from rising oil prices, which were partially offset by productivity improvements, selling price increases and an increase in the estimated useful lives of property, plant and equipment which was effective January 1, 2000.

     Selling, general and administrative expenses for the current period were $251.8 million (15.6% of net sales) compared to $242.7 million (16.2% of net sales) for the prior year's first six months. The decrease as a percentage of net sales was primarily due to improved cost controls and better leveraging of these expenses against higher sales volume in the current quarter.

     Interest expense for the current period was $18.4 million compared to $15.6 million in the prior year's first six months. The primary factor contributing to the increase was an increase in debt levels, which was attributable to the stock repurchase program, capital expenditures, and an increase in the weighted average borrowing rate compared to the first six months of 1999.

     Income tax expense was $53 million, or 39.5% of earnings before income taxes in the current period compared to $47 million, or 39.5% of earnings before income taxes for the prior year's first six months.

Liquidity and Capital Resources

     The Company's primary capital requirements are for working capital, capital expenditures and acquisitions. The Company's capital needs are met through a combination of internally generated funds, bank credit lines and credit terms from suppliers.

     The level of accounts receivable increased from $337.8 million at the beginning of 2000 to $396.2 million at July 1, 2000. The $58.4 million increase was attributable to strong sales growth. Inventories increased from $494.8 million at the beginning of 2000 to $576.7 million at July 1, 2000, due primarily to the need for a higher level of inventory to meet the increased sales volume and seasonal demand.

     Capital expenditures totaled $34.8 million for the first six months of 2000, and were incurred primarily to modernize and expand manufacturing facilities and equipment. The Company's capital projects are primarily focused on increasing capacity, improving productivity and reducing costs. Capital spending during 2000 is expected to range from $70 million to $85 million, the majority of which will be used to purchase equipment to increase production capacity and productivity.

     During 1999, the Company's Board of Directors authorized the repurchase of up to 10 million shares of its outstanding common shares. During the quarter ended July 1, 2000, the Board of Directors authorized an additional repurchase of 5 million outstanding shares bringing the total authorized repurchase to 15 million. For the quarter ended July 1, 2000, a total of approximately 1,514,000 shares of the Company's common stock has been purchased at an aggregate cost of approximately $37.6 million. Since the inception of the program, a total of approximately 7,589 million shares has been purchased at an aggregate cost of approximately $167.4 million. All of this repurchase has been financed through the Company's operations and revolving line of credit.

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

A failure by Mohawk to complete acquisitions and successfully integrate acquired
--------------------------------------------------------------------------------
operations could materially and adversely affect its business.
-------------------------------------------------------------

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

The carpet industry is cyclical and a downturn in the overall economy could
---------------------------------------------------------------------------
lessen the demand for Mohawk's products and impair growth and profitability.
---------------------------------------------------------------------------

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

The carpet business is seasonal and this seasonality causes Mohawk's results of
-------------------------------------------------------------------------------
operations to fluctuate on a quarterly basis.
--------------------------------------------

     Mohawk is a calendar year end company and its results of operations for the first quarter tend to be the weakest. Mohawk's second, third and fourth quarters typically produce higher net sales and operating income. These results are primarily due to consumer residential spending patterns and more carpet being installed in the spring and summer months.

Mohawk's business is competitive and a failure by Mohawk to compete effectively
-------------------------------------------------------------------------------
could have a material and adverse impact on Mohawk's results of operations.
--------------------------------------------------------------------------

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

An increase in the cost of raw materials could negatively impact Mohawk's
-------------------------------------------------------------------------
profitability.
-------------

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

Mohawk may be responsible for environmental cleanup, which could negatively
---------------------------------------------------------------------------
impact profitability.
--------------------

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

Item 1. Legal Procedings

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

   None.

Item 3. Defaults Upon Senior Securities

   None.

Item 4. Submission of Matters to a Vote of Security Holders

     The Annual Meeting of stockholders was held on May 18, 2000, at which time stockholders were asked to elect a class of directors to serve a three-year term beginning in 2000.

     Bruce C. Bruckmann, Larry W. McCurdy and Sylvestor H. Sharpe were elected Class II directors of the Company for a term expiring in 2003. Mr. Bruckman was elected by stockholders owning 42,439,065 shares of common stock, with stockholders owning 2,804,754 shares withholding authority. With respect to Mr. Bruckman's election there were no broker nonvotes. Mr. Mccurdy was elected by stockholders owning 44,987,621 shares of common stock, with stockholders owning 256,198 shares withholding authority. With respect to Mr. Mccurdy's election there were no broker nonvotes. Mr. Sharpe was elected by stockholders owning 44,878,054 shares of common stock, with stockholders owning 365,765 shares withholding authority. With respect to Mr. Sharpe's election there were no broker nonvotes. Messrs. David L. Kolb, Jeffrey S. Lorberbaum, Leo Benatar and Robert N. Pokelwaldt continued their terms of office as directors.

Item 5. Other Information

   None.

Item 6. Exhibits and Reports on Form 8-K

(a)    Exhibits

No.    Description
---    -----------
11     Statement re: Computation of Per Share Earnings

27     Financial Data Schedule

(b)    Reports on Form 8-K

   Current Report on Form 8-K: First quarter 2000 earnings announcement, dated April 18, 2000.

   Current Report on Form 8-K: Appointment of Monte Thornton and retirement of Frank Procopio, dated April 27, 2000.

   Current Report on Form 8-K: Second increase in stock repurchase program, dated May 18, 2000.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            MOHAWK INDUSTRIES, INC.

Dated: August 4, 2000           By: /s/ David L. Kolb
                                    -----------------
                                DAVID L. KOLB, Chairman of the Board and
                                Chief Executive Officer (principal executive
                                officer)

Dated: August 4, 2000           By: /s/ John D. Swift
                                    -----------------
                                JOHN D. SWIFT, Chief Financial Officer,
                                Vice President-Finance and Assistant Secretary
                                (principal financial and accounting officer)

                                 EXHIBIT INDEX

No.       Description
---       -----------

(a)       Exhibits

11        Statement re: Computation of Per Share Earnings

27        Financial Data Schedule