Form 10-Q
period 2000-09-30
MOHAWK INDUSTRIES INC
filed 2000-11-03
CIK 851968

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
    [Mark One]
        [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[_]

     The number of shares outstanding of the issuer's classes of capital stock as of November 3, 2000, the latest practicable date, is as follows: 52,624,516. shares of Common Stock, $.01 par value.

--------------------------------------------------------------------------------

                            MOHAWK INDUSTRIES, INC.

                                     INDEX

                                                                                     Page No.
                                                                                     -------
Part I.  Financial Information:

          Item 1. Financial Statements

               Condensed Consolidated Balance Sheets -
                    September 30, 2000 and December 31, 1999                               3

               Condensed Consolidated Statements of Earnings -
                    Three months ended September 30, 2000 and October 2, 1999              5

               Condensed Consolidated Statements of Earnings -
                    Nine months ended September 30, 2000 and October 2, 1999               6

               Condensed Consolidated Statements of Cash Flows -
                    Nine months ended September 30, 2000 and October 2, 1999               7

               Notes to Condensed Consolidated Financial Statements                        8

          Item 2.   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                             10

          Item 3.   Quantitative and Qualitative Disclosures About Market Risks           14

 Part II.  Other Information                                                              14

                         PART I. FINANCIAL INFORMATION

                         ITEM I. FINANCIAL STATEMENTS

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                (In thousands)

                                                                  September 30, 2000               December 31, 1999
                                                             ---------------------------       --------------------------
                                                                      (Unaudited)
Current assets:

    Receivables                                                   $              394,896                          337,824

    Inventories                                                                  592,828                          494,774

    Prepaid expenses                                                              16,091                           25,184

    Deferred income taxes                                                         76,628                           76,628
                                                             ---------------------------       --------------------------

        Total current assets                                                   1,080,443                          934,410
                                                             ---------------------------       --------------------------

Property, plant and equipment, at cost                                         1,192,149                        1,139,660
Less accumulated depreciation and
      amortization                                                               569,277                          514,846
                                                             ---------------------------       --------------------------

        Net property, plant and equipment                                        622,872                          624,814
                                                             ---------------------------       --------------------------


Other assets                                                                     119,544                          123,649
                                                             ---------------------------       --------------------------

        Total assets                                              $            1,822,859                        1,682,873
                                                             ===========================       ==========================

    See accompanying notes to condensed consolidated financial statements.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                                (In thousands)

                                                                     September 30, 2000             December 31, 1999
                                                             ---------------------------       --------------------------
                                                                         (Unaudited)
Current liabilities:

    Current portion of long-term debt                             $               33,874                           33,961
    Accounts payable and accrued expenses                                        411,540                          340,392
                                                             ---------------------------       --------------------------
        Total current liabilities                                                445,414                          374,353


Deferred income taxes                                                             53,783                           53,783
Long-term debt, less current portion                                             592,747                          562,104
Other long-term liabilities                                                          592                               87
                                                             ---------------------------       --------------------------
        Total liabilities                                                      1,092,536                          990,327
                                                             ---------------------------       --------------------------


Stockholders' equity:
    Preferred stock, $.01 par value; 60 shares
      authorized; no shares issued                                                     -                                -
    Common stock, $.01 par value; 150,000 shares
      authorized; 60,772 and 60,657 shares issued
      in 2000 and 1999, respectively                                                 608                              607
    Additional paid-in capital                                                   182,250                          179,993
    Retained earnings                                                            719,269                          595,932
                                                             ---------------------------       --------------------------
                                                                                 902,127                          776,532
     Less treasury stock at cost; 7,764 in shares in
       2000 and 3,952 in 1999                                                    171,804                           83,986
                                                             ---------------------------       --------------------------
           Total stockholders' equity                                            730,323                          692,546
                                                             ---------------------------       --------------------------

           Total liabilities and stockholders' equity             $            1,822,859                        1,682,873
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

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                     (In thousands, except per share data)
                                  (Unaudited)


                                                                                     Three Months Ended
                                                             -----------------------------------------------------------
                                                                     September 30, 2000             October 2, 1999
                                                             ---------------------------      --------------------------
Net sales                                                         $              838,514                         809,933

Cost of sales                                                                    624,294                         606,687
                                                             ---------------------------      --------------------------
        Gross profit                                                             214,220                         203,246

Selling, general and administrative expenses                                     127,151                         119,258
Class action legal settlement                                                      7,000                               -
                                                             ---------------------------      --------------------------
        Operating income                                                          80,069                          83,988
                                                             ---------------------------      --------------------------

Other expense:
   Interest expense                                                               10,173                           8,335
   Other expense, net                                                                846                           1,142
                                                             ---------------------------      --------------------------
                                                                                  11,019                           9,477
                                                             ---------------------------      --------------------------

        Earnings before income taxes                                              69,050                          74,511

Income taxes                                                                      26,913                          29,432
                                                             ---------------------------      --------------------------


        Net earnings                                              $               42,137                          45,079
                                                             ===========================      ==========================


Basic earnings per share                                          $                 0.79                            0.74
                                                             ===========================      ==========================

Weighted-average common shares outstanding                                        53,097                          60,600
                                                             ===========================      ==========================

Diluted earnings per share                                        $                 0.79                            0.74
                                                             ===========================      ==========================

Weighted-average common and dilutive potential
   common shares outstanding                                                      53,634                          61,114
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

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                     (In thousands, except per share data)
                                  (Unaudited)

                                                                                     Nine Months Ended
                                                             -----------------------------------------------------------
                                                                     September 30, 2000             October 2, 1999
                                                             ---------------------------      --------------------------
Net sales                                                         $            2,456,405                       2,307,717

Cost of sales                                                                  1,835,740                       1,725,231
                                                             ---------------------------      --------------------------
        Gross profit                                                             620,665                         582,486

Selling, general and administrative expenses                                     378,979                         361,920
Class action legal settlement                                                      7,000                               -
                                                             ---------------------------      --------------------------
        Operating income                                                         234,686                         220,566
                                                             ---------------------------      --------------------------

Other expense:
   Interest expense                                                               28,587                          23,942
   Other expense, net                                                              2,834                           3,130
                                                             ---------------------------      --------------------------
                                                                                  31,421                          27,072
                                                             ---------------------------      --------------------------

        Earnings before income taxes                                             203,265                         193,494

Income taxes                                                                      79,928                          76,430
                                                             ---------------------------      --------------------------

        Net earnings                                              $              123,337                         117,064
                                                             ===========================      ==========================

Basic earnings per share                                          $                 2.28                            1.93
                                                             ===========================      ==========================

Weighted-average common shares outstanding                                        54,181                          60,586
                                                             ===========================      ==========================

Diluted earnings per share                                        $                 2.26                            1.91
                                                             ===========================      ==========================

Weighted-average common and dilutive potential
   common shares outstanding                                                      54,689                          61,218
                                                             ===========================      ==========================

     See accompanying notes to condensed consolidated financial statements.

              MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (In thousands)
                                  (Unaudited)

                                                                                      Nine Months Ended
                                                             ------------------------------------------------------------
                                                                     September 30, 2000               October 2, 1999
                                                             ---------------------------       --------------------------
Cash flows from operating activities:
  Net earnings                                                    $              123,337                          117,064
  Adjustments to reconcile net earnings to net
     cash provided by operating activities:
      Depreciation and amortization                                               61,411                           76,099
      Provision for doubtful accounts                                             12,175                           11,599
      Loss on sale of property, plant
          and equipment                                                              100                            2,184
      Changes in operating assets and liabilities,
          net of effects of acquisition:
          Receivables                                                            (69,247)                         (40,411)
          Inventories                                                            (98,054)                         (75,242)
          Accounts payable and accrued expenses                                   78,591                          (21,775)
          Other assets and prepaid expenses                                        7,167                           15,939
          Other liabilities                                                          505                           (4,516)
                                                             ---------------------------       --------------------------
             Net cash provided by operating activities                           115,985                           80,941
                                                             ---------------------------       --------------------------

Cash flows from investing activities:
  Additions to property, plant and equipment, net                                (53,538)                        (115,216)
  Acquisitions                                                                         -                         (162,463)
                                                             ---------------------------       --------------------------
             Net cash used in investing activities                               (53,538)                        (277,679)
                                                             ---------------------------       --------------------------

Cash flows from financing activities:
  Net change in revolving line of credit                                          53,758                          214,282
  Payments on term loans                                                         (26,502)                         (26,503)
  Redemption of acquisition indebtedness                                               -                          (20,917)
  Proceeds (redemption) of IRBs and other,
         net of proceeds                                                           3,300                           (8,057)
  Change in outstanding checks in excess of cash                                  (7,443)                          41,457
  Acquisition of treasury stock                                                  (87,818)                         (13,862)
  Common stock transactions                                                        2,258                            7,954
                                                             ---------------------------       --------------------------
             Net cash (used in) provided by  financing
              activities                                                         (62,447)                         194,354
                                                             ---------------------------       --------------------------

             Net change in cash                                                        -                           (2,384)
Cash, beginning of period                                                              -                            2,384
                                                             ---------------------------       --------------------------

Cash, end of period                                               $                    -                                -
                                                             ===========================       ==========================

Net cash paid during the period for:
  Interest                                                        $               28,258                           29,529
                                                             ===========================       ==========================

  Income taxes                                                    $               71,899                           92,558
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

2.   Acquisitions

     On October 10, 2000, the Company signed a definitive agreement with Crown Crafts, Inc. to acquire certain assets of its Woven Division. Under the agreement, the Company will pay approximately $40,000 in cash for substantially all of the fixed assets and inventory of the division. The acquisition is expected to close by the end of the fourth quarter of 2000.

3.   Receivables

     Receivables are as follows:

                                                                      September 30, 2000           December 31, 1999
                                                             ---------------------------      --------------------------
      Customers, trade                                            $              472,500                         405,477
      Other                                                                        2,359                           2,826
                                                             ---------------------------      --------------------------

                                                                                 474,859                         408,303
      Less allowance for discounts, returns, claims
                  and doubtful accounts                                           79,963                          70,479
                                                             ---------------------------      --------------------------

        Net receivables                                           $              394,896                         337,824
                                                             ===========================      ==========================

3.   Inventories

     The components of inventories are as follows:

                                                                     September 30, 2000            December 31, 1999
                                                             ---------------------------      --------------------------
        Finished goods                                            $              295,793                         254,179
        Work in process                                                           83,104                          65,456
        Raw materials                                                            213,961                         175,139
                                                             ---------------------------      --------------------------

           Total inventories                                      $              592,858                         494,774
                                                             ===========================      ==========================

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                (In thousands)
                                 (Unaudited)

5.      Other assets

        Other assets are as follows:

                                                                     September 30, 2000            December 31, 1999
                                                             ---------------------------      --------------------------
        Goodwill, net of accumulated amortization of
          $15,546 and $13,171, respectively                       $              113,185                         113,560

        Other assets                                                               6,359                          10,089
                                                             ---------------------------      --------------------------

           Total other assets                                     $              119,544                         123,649
                                                             ===========================      ==========================

6.      Accounts payable and accrued expenses

        Accounts payable and accrued expenses are as follows:

                                                                  September 30, 2000              December 31, 1999
                                                             ---------------------------      --------------------------
        Outstanding checks in excess of cash                      $               34,930                          42,373
        Accounts payable, trade                                                  195,989                         159,812
        Accrued expenses                                                         107,150                          83,253
        Accrued compensation                                                      73,471                          54,954
                                                             ---------------------------      --------------------------

           Total accounts payable and accrued expenses            $              411,540                         340,392
                                                             ===========================      ==========================

7.      Property, Plant and Equipment

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

8.      Nonrecurring costs

        In the third quarter of 2000, the Company reached an agreement in principle to settle two antitrust class actions. The Company will contribute $13,500 to a settlement fund to resolve price fixing claims. The settlement is subject to preliminary approval of the court, notice to members of the settlement classes, certification of the proposed settlement classes and final approval by the court. During the quarter, the Company recorded a charge of $7,000 in connection with the settlement. The after tax effect of the charge for the three and nine months ended September 30, 2000, was $4,271, or $0.08 per share.

9.      Subsequent events

        In October 2000, the Company entered into a one-year receivables purchase agreement enabling the Company to sell up to $250,000 of an undivided interest in a defined pool of trade accounts receivable and the securitization agreement may be extended for one-year terms. The Company received approximately $195,000 in proceeds from the initial sale of receivables. The proceeds were used to reduce borrowings under the revolving credit facility and will be accounted for as a short-term financing. The Company is generally at risk for losses associated with the sold receivables and will provide for these losses within the financial statements.

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

     Effective November 1, 2000, the Company entered into an agreement with Congoleum Corporation, Inc. to become a national distributor of their vinyl products. This will give the Company a complete line of soft and hard floor covering products to supply to customers throughout the United States. In conjunction with this program and the other hard surface floor coverings, the Company anticipates significant start up costs with the rolling out of these product lines into all sales regions during the remainder of 2000 and 2001. The Company anticipates that the growth in sales will lag the increase in costs during the start up period.

     On October 10, 2000, the Company signed a definitive agreement with Crown Crafts, Inc. to acquire certain assets of its Woven Division. Under the agreement, the Company will pay approximately $40 million in cash for substantially all of the fixed assets and inventory of the division. The acquisition is expected to close by the end of the fourth quarter of 2000.

     In 1999, Staff Accounting Bulletin 101 ("SAB 101") "Revenue Recognition" was issued requiring that revenue be recognized when certain criteria are met. In conjunction, the Emerging Issues Task Force ("EITF") reached a consensus on issue EITF 00-10 in September 2000, "Accounting for Shipping and Handling Fees and Costs". The Company is currently analyzing the implications of both SAB101 and EITF 00-10. The Company believes that these will not have a material impact on the Company's consolidated financial statements.

     In 1998, the Financial Accounting Standards Board ("FASB") issued FAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". In 2000, the Financial Accounting Standards Board ("FASB") issued FAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities". The Company is currently analyzing the implications of both FAS No. 131 and FAS No. 138. The Company believes that these will not have a material impact on the Company's consolidated financial statements.


Results of Operations

Quarter Ended September 30, 2000 as Compared with Quarter Ended October 2, 1999
-------------------------------------------------------------------------------

     Net sales for the quarter ended September 30, 2000 were $838.5 million, reflecting an increase of $28.6 million, or approximately 4%, over the $809.9 million reported in the quarter ended October 2, 1999. All major product categories achieved sales increases for the third quarter of 2000 as compared to 1999. The Company believes that the third quarter of 2000 net sales increase was attributable to internal growth.

     Gross profit for the third quarter of the current year was $214.2 million (25.5% of net sales) and represented an increase over the gross profit of $203.2 million (25.1% of net sales) for the prior year's quarter. Gross profit as a percentage of sales was favorably impacted by productivity improvements and an increase in the estimated useful lives of property, plant and equipment, which was effective January 1, 2000. These increases were offset by raw material price increases, resulting from rising oil and gas prices. The Company continues to experience increased oil-related costs that have been difficult to recover or offset on a timely basis. The Company believes that these higher costs and higher interest rates are also having a dampening effect on the economy and the flooring industry.

     Selling, general and administrative expenses for the current quarter were $127.2 million (15.2% of net sales) compared to $119.3 million (14.7% of net sales) for the prior year's third quarter. The increase was primarily due to start up expenses associated with the expansion of the Company's hard surfaces product lines throughout the United States.

     In the third quarter of 2000, the Company reached an agreement in principle to settle two antitrust class actions. The Company will contribute $13,500 to a settlement fund to resolve price fixing claims. The settlement is subject to preliminary approval of the court, notice to members of the settlement classes, certification of the proposed settlement classes and final approval by the court. During the quarter, the Company recorded a charge of $7,000 in connection with the settlement.

     Interest expense for the current quarter was $10.2 million compared to $8.3 million in the third quarter of 1999. The primary factors contributing to the increase was an increase in debt levels, which was attributable to the stock repurchase program and an increase in the weighted average borrowing rate compared to the third quarter of 1999.

     Income tax expense was $26.9 million, or 39% of earnings before income taxes in the current quarter compared to $29.4 million, or 39.5% of earnings before income taxes for the prior year's third quarter.

Nine months Ended September 30, 2000 as Compared with Nine Months Ended October
-------------------------------------------------------------------------------
2, 1999
-------

     Net sales for the first nine months ended September 30, 2000 were $2,456.4 million, reflecting an increase of $148.7 million, or approximately 6%, over the $2,307.7 million reported in the first nine month period ended October 2, 1999. All major product categories achieved sales increases for the nine months of 2000 as compared to 1999.

     Gross profit for the first nine months of the current year was $620.7 million (25.3% of net sales) and represented an increase over the gross profit of $582.5 million (25.2% of net sales) for the first nine months of 1999. Gross profit as a percentage of sales was impacted by favourable manufacturing efficiencies, product mix and an increase in the estimated useful lives of property, plant and equipment, which was effective January 1, 2000. These increases were offset by raw material price increases, resulting from rising oil and gas prices. The Company continues to experience increased oil-related costs that have been difficult to recover or offset on a timely basis. The Company believes that these higher costs and higher interest rates are also having a dampening effect on the economy and the flooring industry.

     Selling, general and administrative expenses for the current period were $379.0 million (15.4% of net sales) compared to $361.9 million (15.7% of net sales) for the prior year's first nine months. The decrease was primarily due to improved cost controls and better leveraging of these expenses against higher sales volume over the nine month period.

     In the third quarter of 2000, the Company reached an agreement in principle to settle two antitrust class actions. The Company will contribute $13,500 to a settlement fund to resolve price fixing claims. The settlement is subject to preliminary approval of the court, notice to members of the settlement classes, certification of the proposed settlement classes and final approval by the court. During the quarter, the Company recorded a charge of $7,000 in connection with the settlement.

     Interest expense for the current period was $28.6 million compared to $23.9 million in the prior year's first nine months. The primary factor contributing to the increase was an increase in debt levels, which was attributable to the stock repurchase program and an increase in the weighted average borrowing rate compared to the first nine months of 1999.

     Income tax expense was $79.9 million, or 39.3% of earnings before income taxes in the current period compared to $76.4 million, or 39.5% of earnings before income taxes for the prior year's first nine months.

Liquidity and Capital Resources

     The Company's primary capital requirements are for working capital, capital expenditures, acquisitions and stock repurchases. The Company's capital needs are met through a combination of internally generated funds, bank credit lines and credit terms from suppliers.

     The level of accounts receivable increased from $337.8 million at the beginning of 2000 to $394.9 million at September 30, 2000. The $57.1 million increase was attributable to strong sales growth. Inventories increased from $494.8 million at the beginning of 2000 to $592.8 million at September 30, 2000, due primarily to the need for a higher level of inventory to meet the increased sales volume and seasonal demand.

     Capital expenditures totaled $53.5 million for the first nine months of 2000, and were incurred primarily to modernize and expand manufacturing facilities and equipment. The Company's capital projects are primarily focused on increasing capacity, improving productivity and reducing costs. Capital spending for the remainder of 2000 is expected to range from $21 million to $31 million, the majority of which will be used to purchase equipment to increase production capacity and productivity.

     During 1999, the Company's Board of Directors authorized the repurchase of up to 10 million shares of its outstanding common shares. During the quarter ended July 1, 2000, the Board of Directors authorized an additional repurchase of 5 million outstanding shares bringing the total authorized repurchase to 15 million. During the quarter ended September 30, 2000, a total of approximately
 .2 million shares of the Company's common stock was purchased at an aggregate cost of approximately $4.4 million. Since the inception of the program, a total of approximately 7.8 million shares have been purchased at an aggregate cost of approximately $172.0 million. All of these repurchases have been financed through the Company's operations and revolving line of credit.

     In October 2000, the Company entered into a one-year receivables purchase agreement enabling the Company to sell up to $250 million of an undivided interest in a defined pool of trade accounts receivable and the securitization agreement may be extended for one-year terms. The Company received approximately $195 million in proceeds from the initial sale of receivables. The proceeds were used to reduce borrowings under the revolving credit facility and will be accounted for as a short-term financing. The Company is generally at risk for losses associated with the sold receivables and will provide for these losses within the financial statements.

Impact of Inflation

     Inflation affects the Company's manufacturing costs and operating expenses. The carpet industry has experienced significant inflation in the prices of raw materials and fuel-related costs, beginning in the third quarter of 1999. For the period from 1997, through the end of the second quarter of 1999, the carpet industry has experienced moderate inflation in the prices of raw materials and fuel-related costs. The Company has generally passed along nylon fiber price increases to its customers.

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

A failure by Mohawk to complete acquisitions and successfully integrate acquired
--------------------------------------------------------------------------------
operations could materially and adversely affect its business.
--------------------------------------------------------------

     Management intends to pursue acquisitions of complementary businesses as part of its business and growth strategies. Although management regularly evaluates acquisition opportunities, it cannot offer assurance that it will be able to:

     .    successfully identify suitable acquisition candidates;
     .    obtain sufficient financing on acceptable terms to fund acquisitions;
     .    complete acquisitions;
     .    integrate acquired operations into Mohawk's existing operations;or
     .    profitably manage acquired businesses.

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

     In December 1995, the Company and four other carpet manufacturers were added as defendants in a purported class action lawsuit, In re Carpet Antitrust Litigation, pending in the United States District Court for the Northern District of Georgia, Rome Division. The amended complaint alleges price-fixing regarding polypropylene products in violation of Section One of the Sherman Act. In September 1997, the Court granted the plaintiffs' motion to certify the class. In October 1998, two plaintiffs, on behalf of an alleged class of purchasers of nylon carpet products, filed a complaint in the United States District Court for the Northern District of Georgia against the Company and two of its subsidiaries, as well as certain competitors. The complaint alleges that the Company acted in concert with other carpet manufacturers to restrain competition in the sale of certain nylon carpet products. The Company has filed an answer, denied the allegations in the complaint and set forth its defenses.

     On August 11, 2000, the Company presented to the Court the terms of an agreement in principle to settle these two cases. Under the terms of the settlement agreement, Mohawk will contribute $13.5 million to a settlement fund to resolve price-fixing claims brought by a class of purchasers of polypropylene carpet and a proposed settlement class of purchasers of nylon carpet. Mohawk denies all liability and wrongdoing and has agreed to settle these claims in order to avoid the costs of further litigation. The settlement is subject to the Court's preliminary approval, notice to the members of the two classes, certification of the proposed settlement class, and final approval of the settlement by the Court after a hearing. The one-time payment will only be made after these conditions have occurred.

     The Company is a party to two consolidated lawsuits captioned Gaehwiler v. Sunrise Carpet Industries, Inc. et al. and Patco Enterprises, Inc. v. Sunrise Carpet Industries, Inc. et al., both of which were filed in the Superior Court of the State of California, City and County of San Francisco, in 1996. Both complaints were brought on behalf of a purported class of indirect purchasers of polypropylene carpet in the State of California and seek damages for alleged violations of California antitrust and unfair competition laws. In February 1999, a similar complaint was filed in the Superior Court of the State of California, City and County of San Francisco, on behalf of a purported class based on indirect purchasers of nylon carpet in the State of California and alleges violations of California antitrust and unfair competition laws. The complaints described above do not specify any specific amount of damages but do request injunctive relief and treble damages plus reimbursement for fees and costs. The Company believes it has meritorious defenses and intends to vigorously defend against these actions.

Item 2.   Changes in Securities

     None.

Item 3.   Defaults Upon Senior Securities

     None.

Item 4.   Submission of Matters to a Vote of Security Holders

     None.

Item 5.   Other Information

     None.

Item 6.   Exhibits and Reports on Form 8-K


No.       Description
---       ---------------

(a)       Exhibits

3.2       Amended and restated by-laws.

10 Consulting agreement between Mohawk Industries, Inc. and David L. Kolb dated August 1, 2000.

11        Statement re:  Computation of Per Share Earnings.

27        Financial Data Schedule



(b)       Reports on Form 8-K

     Current Report on Form 8-K: Second quarter earnings press release, dated July 20, 2000.

     Current Report on Form 8-K: Retirement of David Kolb press release, dated August 1, 2000.

     Current Report on Form 8-K: Legal Class Action Settlement press release, dated August 11, 2000.

     Current Report on Form 8-K: National distributor for Congoleum Corporation press release, dated September 25, 2000.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     MOHAWK INDUSTRIES, INC.



Dated: November 3, 2000          By: /s/ David L. Kolb
                                     -----------------
                           DAVID L. KOLB, Chairman of the Board and
                           Chief Executive Officer (principal executive officer)



Dated: November 3, 2000          By: /s/ John D. Swift
                                     -----------------
                           JOHN D. SWIFT, Chief Financial Officer,
                           Vice President-Finance and Assistant Secretary (principal financial and accounting officer)

                                 EXHIBIT INDEX


No.       Description
---       -----------

(a)       Exhibits

3.2       Amended and restated by-laws.

10 Consulting agreement between Mohawk Industries, Inc. and David L. Kolb dated August 1,2000.

11        Statement re:  Computation of Per Share Earnings

27        Financial Data Schedule