Form 10-K405
period 2000-12-31
MOHAWK INDUSTRIES INC
filed 2001-03-09
CIK 851968

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[Mark One]
  [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

                                      OR


  [_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
         For the transition period from         Commission File Number
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

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

  The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant (31,035,979 shares) on March 6, 2001 was $937,286,566. The aggregate market value was computed by reference to the closing price of the Common Stock on such date.

  Number of shares of Common Stock outstanding as of March 6, 2001: 52,393,392 shares of Common Stock, $.01 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders--Part III

================================================================================

                                    PART I

Item 1. Business

General

     Mohawk Industries, Inc. ("Mohawk" or the "Company," a term which includes the Company and its subsidiaries, including its primary operating subsidiaries, Mohawk Carpet Corporation ("Mohawk Carpet") and Aladdin Manufacturing Corporation ("Aladdin Manufacturing", formerly known as Mohawk Manufacturing Corporation) is a leading producer of woven and tufted broadloom carpet and rugs for principally residential applications. The Company is the second largest carpet and rug manufacturer in the United States, with 2000 net sales of approximately $3.3 billion. The Company designs, manufactures and markets carpet and rugs in a broad range of colors, textures and patterns. The Company is widely recognized through its premier brand names, some of which are "Mohawk," "Aladdin," "Mohawk Home," "American Weavers," "Bigelow," "Custom Weave," "Durkan," "Galaxy," "Harbinger," "Helios," "Horizon," "Image," "Karastan," "Mohawk Commercial," "Newmark Rug," "World" and "WundaWeve," and markets its products primarily through carpet retailers, home centers, mass merchandisers, department stores, commercial dealers and commercial end users. Mohawk's operations are vertically integrated from the extrusion of resin and post-consumer plastics into fiber, to the conversion of fiber into yarn and to the manufacture and shipment of finished carpet and rugs.

History

     The Company was organized in Delaware in 1988 to acquire Mohawk Carpet Corporation from its predecessor owner, Mohasco Corporation, in a leveraged buyout transaction. The Company completed its initial public offering of Common Stock in April 1992, raising approximately $42.5 million in proceeds, which were used to retire indebtedness and redeem preferred stock outstanding at that time. Mohawk acquired Horizon Industries, Inc. in October 1992 for approximately $63.9 million in cash and 4,009,500 shares of Common Stock valued at approximately $22.5 million. Mohawk purchased American Rug Craftsmen, Inc. in April 1993 for approximately $32.0 million in cash and Karastan Bigelow in July 1993 for approximately $155.5 million, which was substantially all cash. In May 1993, the Company completed an offering of 4,725,000 shares of Common Stock. Of the total number of shares, 3,600,000 shares were sold by the Company and 1,125,000 shares were sold by selling stockholders. The net proceeds to the Company were approximately $46.0 million. On February 25, 1994, Mohawk acquired all of the common stock of Aladdin Mills, Inc. ("Aladdin") in exchange for approximately 20,343,000 shares of Common Stock, valued at $386.5 million, based upon the closing stock price at the date the agreement was executed. On January 13, 1995, Mohawk acquired all of the capital stock of Galaxy Carpet Mills, Inc. for $42.2 million in cash.

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

     The Company completed its acquisitions of Newmark & James, Inc. ("Newmark") and American Weavers, LLC ("American Weavers"), on June 30, 1998 and August 10, 1998, respectively. On November 12, 1998, the Company acquired all of the outstanding capital stock of World Carpets, Inc. ("World") in exchange for approximately 4.9 million shares of the Company's common stock valued at $149.5 million, based on the closing stock price on the day the agreement was executed.

     On January 29, 1999, the Company acquired certain assets of Image Industries, Inc. ("Image") for approximately $192 million, including the assumption of $30 million of tax exempt bonds, and on March 9, 1999, the Company acquired all of the outstanding capital stock of Durkan Patterned Carpets, Inc. ("Durkan"), for approximately 3.1 million shares valued at $116.5 million based on the closing stock price the day the letter of intent was executed.

     On November 14, 2000, the Company acquired certain fixed assets and inventory of Crown Crafts, Inc. ("Crown Crafts") for approximately $37 million.

Industry

     According to the most recent figures available from the United States Department of Commerce, worldwide carpet and rug sales volume of American manufacturers and their domestic divisions was 1.9 billion square yards in 1999. This volume represents a market in excess of approximately $12 billion at the "mill level," which management believes, based on standard industry mark-ups, translates into approximately $19.0 billion to $21.5 billion at the retail level. Based upon data obtained from recent industry publications, the worldwide carpet and rug sales volume of American manufacturers in 2000 was approximately
1.8 billion square yards and $11.0 billion. The overall level of sales in the carpet industry is influenced by a number of factors, including consumer confidence in spending for durable goods, interest rates, turnover in housing, the condition of the residential and commercial construction industries and the overall strength of the economy.

     Broadloom carpet (defined as carpet over six feet by nine feet in size) represented 81% of the volume shipped by the industry in 1999. Tufted broadloom carpet (a category that refers to the manner of construction in addition to size) represented 95% of the broadloom industry volume shipped in 1999. The broadloom carpet industry has two primary markets, residential and commercial, with the residential market making up approximately 74% of industry volume shipped and the commercial market comprising approximately 26% in 1999. An estimated 54% of industry shipments is made in response to replacement demand, which usually involves exact yardage (or "cut order") shipments that typically provide higher profit margins than sales of carpet sold in full rolls. Because the replacement business generally involves higher quality carpet cut to order by the manufacturer, rather than the dealer, this business tends to be more profitable for manufacturers than the new construction business.

Products and Markets

     The Company designs, manufactures and markets hundreds of styles of carpet, rugs and mats in a broad range of colors, textures and patterns. In addition, Mohawk sells hard surface floorcovering products, which include tile, laminate, vinyl and wood products. Mohawk positions its products in all price ranges and emphasizes quality, style, performance and service. The Company is widely recognized through its premier brand names, "Mohawk," "Aladdin," "American Rug Craftsmen," "American Weavers," " Mohawk Home," "Bigelow," "Bigelow Commercial," "Custom Weave," "Durkan," "Galaxy," "Harbinger," "Helios," "Horizon," "Image," "Karastan," "Karastan Contract," "Mohawk Commercial," "Newmark Rug," "World" and "WundaWeve," and markets its products primarily through carpet retailers, home centers, mass merchandisers, department stores, commercial dealers, and commercial end users. Some products are also marketed through private labeling programs.

     Mohawk markets certain of its products outside the United States, but does not consider sales of such products to be material.

     Sales to residential customers represent a significant portion of the total industry and the majority of the Company's sales. The Company currently markets approximately 750 residential products to more than 30,000 customers, which include independent retailers, department stores, mass merchandisers, buying groups, and building and tenant improvement contractors.

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

     The sales distribution channels for the commercial products have been divided into five groups based upon traditional marketing paths: Main Street, Dealer Negotiated, Performance Specified, Fashion Specified and Hospitality.

     The main street channel traditionally offers lower price point carpets sold through retail dealers under the "Aladdin" brand and is distributed through the residential sales force. Products sold into this channel are service driven and price sensitive.

     The dealer-negotiated channel is serviced through the "Bigelow Commercial" and "World Contract" brands. In this channel large commercial flooring contractors play the most important role in product selection on negotiated project work such as leased commercial office and retail space. This channel is relationship driven and service oriented where top performers are rewarded with a higher percentage of a contractor's discretionary business.

     The performance specified channel is serviced through the "Mohawk Commercial" and "Mohawk Modular" brands, where long term appearance retention and durability are key buyer criteria for more demanding project environments such as auditorium, airports, schools, institutional buildings and high traffic retail outlets. Woven products are strategically advantaged over tufted products in this market channel due to differentiated performance characteristics that are more highly valued in high traffic installations.

     The "Karastan Contract" and "Durkan Commercial" brands are sold into the fashion specified channel where distinctive styling and custom product variations are more commonly required for project work. This market channel, almost entirely specified through the architect and specifier channel, includes end use installations such as higher end corporate offices, law firms, boutique retail, and high profile institutional projects. Because of the distinctive styling and tailored pattern detail that can be achieved through the weaving process, woven styling is highly valued among the design community.

     Both the performance and fashion specified sales groups also solicit business from large end user accounts that typically make product selections centrally for their company through internal facilities managers and purchasing agents.

     The hospitality and lodging channel markets the "Durkan Hospitality" brand that specializes in complex printed carpets commonly seen in higher end hotels, resort facilities and casinos. The hospitality channel is generally specified through a designer but ultimately sold through independent purchasing agents that consolidate interior furnishings purchase decisions for hotel property owners. Durkan Hospitality has historically offered a premium print product due to an extensive pattern offering distinguished by visually sharper and cleaner color separation in the final product.

     The Company's ability to make woven carpet under the Mohawk Commercial and Karastan Contract brand names in large volume for commercial applications differentiates it from other manufacturers, most of which produce tufted carpet almost exclusively. Woven carpet and specifically the Company's woven interlock products sell at higher prices than tufted carpet and generally produce higher profit margins. Management believes that the Company is the largest producer of woven carpet in the United States and that the Company has several carpet weaving machines and processes that no other manufacturer has, thereby allowing the Company to create carpet to meet specifications that its competitors cannot duplicate.

     The machine-made rug market is currently the fastest growing product line of the U. S. carpet and rug industry with an annual growth rate estimated to be approximately 5% in 2000. Much of this growth has occurred at the low-to-medium retail price ranges. The distribution channels for the rug market primarily include department stores, mass merchants, floorcovering stores, catalog stores, home centers and furniture stores.

     The Company's product lines include a broad array of rugs. The Karastan brand name rugs represent the higher retail price ranges with one of the most valued brand names in the industry and are distributed through specialty stores, along with department and furniture stores. These are higher quality woven wool rugs manufactured primarily on Axminster looms.

     The Company emphasizes the fast growing lower retail price ranges through the Mohawk Home Division. The rugs sold are primarily woven and tufted polypropylene area rugs, tufted border rugs and decorative mats. These products are distributed primarily through mass merchants and home centers under the brands American Rug Craftsmen and American Weavers.

     The Company also sells to the bath mat and washable scatter rug components of the rug market through its Townhouse, Newmark and Aladdin brand names. The Aladdin products are tufted nylon and polyester products, which are distributed through department stores and mass merchants. Both the Townhouse and Newmark products are high-end washable cotton bath rugs that are distributed to the luxury market of department stores, specialty stores, and catalogue businesses.

Advertising and Promotion

     The Company promotes its products in the form of co-operative advertising, point-of-sale displays and marketing literature provided to assist in marketing various carpet styles. Mohawk also continues to rely on the substantial brand name identification of its "Aladdin," "Alexander Smith," "American Rug Craftsmen," "American Weavers," "Mohawk Home", "Bigelow," "Bigelow Commercial," "Custom Weave," "Durkan," "Galaxy," "Harbinger," "Helios," "Horizon," "Image," "Karastan," "Karastan Contract," "Mohawk," "Mohawk Commercial," "Newmark Rug," "World" and "WundaWeve" lines. The cost of producing display samples, a significant promotional expense, is partially offset by sales of samples and support from raw materials suppliers.

Manufacturing and Operations

     The Company's manufacturing operations are vertically integrated and include the extrusion of resin and post-consumer plastics into polypropylene, polyester and nylon fiber, yarn processing, tufting, weaving, dyeing, coating and finishing. Capital expenditures are primarily focused on increasing capacity, improving productivity and reducing costs. Mohawk incurred $538 million in capital expenditures over the past three years, including acquisitions. These expenditures increased manufacturing efficiency and capacity, while improving overall cost competitiveness.

Raw Materials and Suppliers

     The principal raw materials the Company uses are nylon staple fibers; nylon filament fibers; raw wool; polypropylene filament fibers; polyester staple fibers; polypropylene, nylon and polyester resins and post-consumer plastics; synthetic backing materials, polyurethane and latex; and various dyes and chemicals. Mohawk obtains all of its major raw materials from independent sources and all of its externally purchased nylon fibers from four major suppliers: E.I. du Pont de Nemours and Company, Solutia, Inc., BASF Corporation and Honeywell, Inc. Most of the fibers the Company uses in carpet production are treated with stain-resistant chemicals. The Company has not experienced significant shortages of raw materials in recent years. The Company believes that the loss of any one supplier would not have a material effect on the Company and that an alternative supply arrangement could be made in a relatively short period of time.

Competition

     All of the markets in which the Company does business are highly competitive, with less than 100 companies engaged in the manufacture and sale of carpet in the United States. Certain of the Company's competitors may have greater financial resources than the Company. Carpet manufacturers also face competition from the hard surface floorcovering industry. Based on industry publications, the top twenty North American carpet and rug manufacturers (including their American and foreign divisions) in 1999 had worldwide sales in excess of $17 billion, and the top twenty manufacturers in 1990 had sales in excess of $6 billion. In 1999, the top five manufacturers had worldwide sales in excess of $12 billion. Mohawk, with 2000 net sales of approximately $3.3 billion, is the second largest producer of carpet and rugs (in terms of sales volume).

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

Trademarks

     Mohawk uses several trademarks that it considers important in the marketing of its products, including "Aladdin," "Alexander Smith (R)," "Mohawk Home," "Bigelow (R)," "Ciboney (R)," "Commercial Horizons (R)," "Custom Weave" "Galaxy
(R)" "Hamilton (R)" "Harbinger (R)," "Helios (R)," "Horizon (R)," "Image," "Karastan (R)," "Mohawk (R)," "Mohawk Color Center (R)," "Mohawk Commercial," "Tommy Mohawk (R)," "Townhouse (R)," "World (R)" and "WundaWeve (R)."

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

     During 2000, no single customer accounted for more than 10.0% of Mohawk's total net sales. The Company believes the loss of one or a few major customers would not have a material adverse effect on the Company's business.

Backlog

     Backlog of orders is generally insignificant in the carpet manufacturing business because most residential orders are filled within several days and commercial backlogs reflect the terms of the relevant contracts, which generally require delivery within four to six weeks.

Employees

     As of December 31, 2000, the Company employed 24,005 persons. Approximately 261 Mohawk employees are members of the Union of Needletrades, Industrial and Textile Employees, AFL-CIO, CLC with which the Company is party to a collective bargaining agreement. Other than with respect to these employees, the Company is not a party to any collective bargaining agreements. Additionally, the Company has not experienced any strikes or work stoppages. The Company believes that its relations with its employees are good.

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

Item 2. Properties

     The Company owns a 47,500 square foot headquarters office in Calhoun, Georgia on an eight acre site. The following table lists the principal manufacturing and distribution facilities owned by the Company:

                                                                                                     Approx.
                                                                                                    Enclosed
                                                                                                     Area in
                                                                                                     Square
Location                                   Primary Products or Purposes                              Footage
----------------------     -----------------------------------------------------------          ---------------
Dalton, GA............       Carpet and rug manufacturing and warehousing.............                2,089,000
Dalton, GA............       Carpet manufacturing, distribution and offices...........                1,103,200
Dalton, GA............       Carpet manufacturing, distribution and offices...........                  396,900
Dalton, GA............       Carpet and yarn manufacturing............................                1,101,600
Chatsworth, GA........       Carpet manufacturing, warehousing and offices............                  787,800
Dublin, GA............       Carpet manufacturing, warehousing and offices............                  831,000
Lyerly, GA............       Carpet manufacturing and warehousing.....................                  820,000
Eden, NC..............       Carpet and rug manufacturing.............................                  784,200
Calhoun, GA...........       Carpet manufacturing and distribution center.............                  792,000
Dalton, GA............       Carpet manufacturing.....................................                  342,000
Eton, GA..............       Carpet manufacturing.....................................                  577,205
Armuchee, GA..........       Carpet manufacturing.....................................                  232,000
Chatsworth, GA........       Distribution center......................................                  812,075
Shannon, GA...........       Distribution center......................................                  567,000
Landrum, SC...........       Weaving and finishing of carpet..........................                  350,000
Dalton, GA............       Carpet dyeing............................................                  259,000
Dalton, GA............       Carpet dyeing............................................                  216,000
Dalton, GA............       Sample storage and distribution..........................                  123,000
Eden, NC..............       Carpet and rug distribution..............................                  194,000
Summerville, GA.......       Sample manufacturing and distribution....................                  235,000
Chatsworth, GA........       Sample manufacturing.....................................                  291,800
Sugar Valley, GA......       Rug manufacturing, warehousing and offices...............                  472,500
Dalton, GA............       Rug manufacturing and offices............................                  135,000
Calhoun, GA...........       Rug manufacturing and warehousing........................                  250,000
Chatsworth, GA........       Yarn extrusion...........................................                  257,800
Summerville, GA.......       Yarn extrusion...........................................                  579,000
Dahlonega, GA.........       Yarn manufacturing.......................................                  380,000
Calhoun Falls, SC.....       Yarn manufacturing.......................................                  425,000
Bennettsville, SC.....       Yarn manufacturing.......................................                  412,000
Dalton, GA............       Yarn manufacturing.......................................                  105,400
Laurel Hill, NC.......       Yarn manufacturing.......................................                  203,000

Fort Oglethorpe, GA...       Yarn manufacturing.......................................                  194,000
Dalton, GA............       Yarn manufacturing.......................................                  231,000
Dalton, GA............       Yarn manufacturing.......................................                  180,000
Calhoun, GA...........       Yarn manufacturing.......................................                  121,000
Calhoun, GA...........       Yarn manufacturing.......................................                  113,800
Dillon, SC............       Yarn manufacturing.......................................                  102,000
South Pittsburg, TN...       Yarn manufacturing.......................................                  102,000
Chatsworth, GA........       Yarn manufacturing.......................................                  138,100
Rome, GA..............       Yarn manufacturing.......................................                  240,400
Rome, GA..............       Yarn manufacturing.......................................                  224,000
Cartersville, GA......       Yarn manufacturing.......................................                  178,100
Milledgeille, GA......       Yarn manufacturing.......................................                  255,000
Ulmer, SC.............       Yarn manufacturing.......................................                  238,666
Chatsworth, GA........       Yarnset plant............................................                  121,200
Chatsworth, GA........       Commercial warehouse.....................................                  128,000
Eton, GA..............       Storage warehouse........................................                  121,300
Greenville, NC........       Wool processing..........................................                  103,000
Calhoun, GA...........       Textile and rug manufacturing............................                  287,688
Chatsworth, GA........       Warping, warehousing.....................................                  112,121
Calhoun, GA...........       Textile manufacturing, distribution and offices..........                  207,432
Calhoun, GA...........       Distribution center......................................                  300,248

_________
The following table lists the Company's material leased office, manufacturing and warehouse facilities:

                                                                                         Approx.
                                                                                        Enclosed
                                                                                         Area in
                                                                                         Square           Lease Term
Location                               Primary Products or Purposes                      Footage         Through (1)
----------------------     --------------------------------------------------        -------------     --------------
Calhoun, GA...........       Mat manufacturing and warehouse (2).............              164,400           Jun-2004
Calhoun, GA...........       Rug manufacturing, warehouse and offices........              131,865           Mar-2008
Calhoun, GA...........       Yarn manufacturing..............................              110,700           Mar-2008
La Mirada, CA.........       Distribution warehouse..........................              360,200           Jan-2011
La Mirada, CA.........       Distribution warehouse..........................              100,000           Jan-2011
Grand Prairie, TX.....       Distribution warehouse..........................              202,890           Jun-2012
Bowlingbrook, IL......       Distribution warehouse..........................              201,959           Nov-2019
Glen Burnie, MD.......       Distribution warehouse..........................              187,200           Apr-2007
Pembroke Park, FL.....       Distribution warehouse..........................              258,270           Jul-2020
Pompton Plains, NJ....       Distribution warehouse..........................              164,437           Jul-2011
Columbus, OH..........       Distribution warehouse..........................              135,000           Sep-2004
Romeoville, IL........       Distribution warehouse..........................              108,000           Oct-2004
Lathrop, CA                  Distribution warehouse..........................              101,112           Feb 2012
Calhoun, GA...........       Carpet manufacturing............................              263,162           Mar-2006
Bentonville, AR.......       Textile manufacturing...........................              134,067           Nov-2004
Kensington, GA........       Warehouse.......................................              277,484           May-2001
Kent, WA..............       Distribution warehouse..........................              120,950           Nov-2020

____________
(1)  Include renewal options exercisable by the Company.
(2) Includes a number of separately leased adjoining or adjacent buildings with varying lease terms. The expiration date shown in the table is the earliest expiration date of the respective group of leases.

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

     In December 1995, the Company and four other carpet manufacturers were added as defendants in a purported class action lawsuit, In re Carpet Antitrust Litigation, pending in the United States District Court for the Northern District of Georgia, Rome Division. The amended complaint alleges price-fixing regarding polypropylene products in violation of Section One of the Sherman Act. In September 1997, the Court granted the plaintiffs' motion to certify the class. In October 1998, two plaintiffs, on behalf of an alleged class of purchasers of nylon carpet products, filed a complaint in the United States District Court for the Northern District of Georgia against the Company and two of its subsidiaries, as well as certain competitors. The complaint alleges that the Company acted in concert with other carpet manufacturers to restrain competition in the sale of certain nylon carpet products. The Company filed an answer, denied the allegations in the complaint and set forth its defenses.

     On August 11, 2000, the Company presented to the Court the terms of an agreement in principle to settle these two cases. Under the terms of the settlement agreement, the Company will contribute $13.5 million to a settlement fund to resolve price-fixing claims brought by a class of purchasers of polypropylene carpet and a proposed settlement class of purchasers of nylon carpet. The Company recorded a charge of $7 million in the third quarter of 2000, in connection with the lawsuit. The Company denies all liability and wrongdoing and has agreed to settle these claims in order to avoid the costs of further litigation. The court dismissed all claims against the Company and granted final approval to the settlement on February 5, 2001.

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

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders of the Company during the fourth quarter ended December 31, 2000.

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

                                                                                Mohawk
                                                                              Common Stock
                                                                       -------------------------
                                                                            High          Low
                                                                       -----------    ----------
     1999
     ----
     First quarter..........................................            $    42.00         25.94
     Second quarter.........................................                 38.56         28.19
     Third quarter..........................................                 30.44         18.38
     Fourth quarter.........................................                 26.81         19.69

     2000
     ----
     First quarter..........................................            $    26.00         18.94
     Second quarter.........................................                 26.25         20.50
     Third quarter..........................................                 27.81         21.13
     Fourth quarter.........................................                 29.13         19.06

     2001
     ----
     First quarter (through March 6, 2001)..................            $    32.60         26.69


     As of March 6, 2001, there were 396 holders of record of Common Stock. Mohawk has not paid or declared any cash dividends on shares of its Common Stock since completing its initial public offering. The Company's policy is to retain all net earnings for the development of its business, and it does not anticipate paying cash dividends on the Common Stock in the foreseeable future. The payment of future cash dividends will be at the sole discretion of the Board of Directors and will depend upon the Company's profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. The payment of cash dividends is limited by certain covenants within various Company loan agreements.

Item 6. Selected Financial Data

  The following table sets forth the selected financial data of the Company for the periods indicated, derived from the consolidated financial statements of the Company. On July 23, 1997, the Company acquired certain assets of Diamond and other assets owned by Diamond's principal shareholders using the purchase method of accounting. On November 12, 1998, the Company acquired all of the outstanding capital stock of World in exchange for approximately 4.9 million shares of the Company's common stock in a transaction recorded using the pooling-of-interests method of accounting. On January 29, 1999, the Company acquired certain assets and assumed certain liabilities of Image. The acquisition was recorded using the purchase method of accounting. On March 9, 1999, the Company acquired all of the outstanding capital stock of Durkan in exchange for approximately 3.1 million shares of the Company's common stock in a transaction recorded using the pooling-of-interests method of accounting. On November 14, 2000, the Company acquired certain fixed assets and inventory of Crown Crafts. The acquisition was accounted for using the purchase method of accounting. All financial data have been restated to include the accounts and results of operations of World and Durkan. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and notes thereto included elsewhere herein.

                                                                  At or for the Years ended December 31,
                                            ----------------------------------------------------------------------------------
                                                      2000             1999             1998             1997             1996
                                            --------------   --------------   --------------   --------------   --------------
                                                                   (In thousands, except per share data)
Statement of earnings data:
Net sales.............................      $    3,255,846        3,083,264        2,744,620        2,429,085        2,239,471
Cost of sales.........................           2,432,997        2,306,405        2,063,333        1,869,221        1,726,765
                                            --------------   --------------   --------------   --------------   --------------
  Gross profit........................             822,849          776,859          681,287          559,864          512,706
Selling, general and administrative
  expenses............................             505,734          482,062          432,191          383,523          367,251
Restructuring costs (a)...............                   -                -                -                -              700
Carrying value reduction of property,
  plant and equipment and other
  assets (b)..........................                   -                -            2,900            5,500            3,060
Class action legal settlement (c).....               7,000                -                -                -                -
Compensation expense for stock
  option exercises (d)................                   -                -                -            2,600                -
                                            --------------   --------------   --------------   --------------   --------------
  Operating income....................             310,115          294,797          246,196          168,241          141,695
                                            --------------   --------------   --------------   --------------   --------------
Interest expense......................              38,044           32,632           31,023           36,474           39,772
Acquisition costs - World Merger (e)                     -                -           17,700                -                -
Other expense, net....................               4,442            2,266            2,667              338            4,586
                                            --------------   --------------   --------------   --------------   --------------
                                                    42,486           34,898           51,390           36,812           44,358
                                            --------------   --------------   --------------   --------------   --------------
  Earnings before income taxes........             267,629          259,899          194,806          131,429           97,337
Income taxes..........................             105,030          102,660           79,552           51,866           40,395
                                            --------------   --------------   --------------   --------------   --------------
  Net earnings........................      $      162,599          157,239          115,254           79,563           56,942
                                            ==============   ==============   ==============   ==============   ==============

Basic earnings per share (f)..........      $         3.02             2.63             1.91             1.33             0.96
                                            ==============   ==============   ==============   ==============   ==============
Weighted-average common shares
  outstanding (f).....................              53,769           59,730           60,393           59,962           59,310
                                            ==============   ==============   ==============   ==============   ==============
Diluted earnings per share (f)........      $         3.00             2.61             1.89             1.32             0.95
                                            ==============   ==============   ==============   ==============   ==============
Weighted-average common and
   dilutive potential common shares
   outstanding (f)....................              54,255           60,349           61,134           60,453           59,899
                                            ==============   ==============   ==============   ==============   ==============

                                                                  At or for the Years ended December 31,
                                           ----------------------------------------------------------------------------------
                                                     2000             1999             1998             1997             1996
                                           --------------   --------------   --------------   --------------   --------------
                                                                   (In thousands, except per share data)
Balance sheet data:
Working capital.......................     $      427,192          560,057          438,474          389,378          390,889
Total assets..........................          1,792,641        1,682,873        1,405,486        1,233,361        1,226,959
Short-term note payable...............                  -                -                -                -           21,200
Long-term debt (including current
     portion).........................            589,828          596,065          377,089          402,854          486,952
Stockholders' equity..................            754,360          692,546          611,059          493,841          409,616

(a) During 1996, the Company recorded pre-tax restructuring costs of $0.7 million, related to certain mill closings whose operations have been consolidated into other Mohawk facilities.

(b) During 1996, the Company recorded a charge of $3.1 million arising from the write-down of property, plant and equipment to be disposed of related to the closing of a manufacturing facility in 1996 and a revision in the estimate of fair value of certain property, plant and equipment based on current market conditions related to mill closings in 1995. During 1997, the Company recorded a charge of $5.5 million arising from a revision in the estimated fair value of certain property, plant and equipment held for sale based on current appraisals and other market information related to a mill closing in 1995. During 1998, the Company recorded a charge of $2.9 million for the write-down of assets to be disposed of relating to the acquisition of World.

(c) The Company recorded a one-time charge of $7.0 million in 2000, reflecting the settlement of two antitrust class action price-fixing lawsuits.

(d) A charge of $2.6 million was recorded in 1997, for income tax reimbursements to be made to certain executives related to the exercise of stock options granted in 1988 and 1989 in connection with the Company's 1988 leveraged buyout.

(e) The Company recorded a one-time charge of $17.7 million in 1998 for transaction expenses related to the World Merger.

(f) The Board of Directors declared a 3-for-2 stock split on October 23, 1997, which was paid on December 4, 1997 to holders of record on November 4, 1997. Earnings per share and weighted-average common share data have been restated to reflect the split.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

  During the three-year period ended December 31, 2000, the Company continued to experience significant growth both internally and through acquisitions.

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

  On November 14, 2000, the Company acquired certain assets of Crown Crafts. Under the agreement, the Company paid approximately $37 million in cash for substantially all of the fixed assets and inventory of the division. The acquisition was accounted for using the purchase method of accounting.

  These acquisitions have created opportunities to enhance Mohawk's operations by (i) broadening price points, (ii) increasing vertical integration efforts,
(iii) expanding distribution capabilities and (iv) facilitating entry into niche businesses, such as rugs, decorative throws, bedspreads and coverlets.

  Effective November 1, 2000, the Company entered into an agreement with Congoleum Corporation, Inc. to become a national distributor of their vinyl products. This gave the Company access to a complete line of soft and hard floor covering products to supply to customers throughout the United States. In conjunction with this program and the other hard surface floor covering initiatives being undertaken by the Company, the Company anticipates significant start up costs with the roll out of these product lines into all sales regions during 2001.

  In 1999, Staff Accounting Bulletin 101 ("SAB 101") "Revenue Recognition" was issued requiring that revenue be recognized when certain criteria are met. In addition, the Emerging Issues Task Force ("EITF") reached a consensus on issue EITF 00-10 in September 2000, "Accounting for Shipping and Handling Fees and Costs". The Company has analyzed the implications of both SAB 101 and EITF 00-10 and believes that these pronouncements did not have a material impact on the Company's consolidated financial statements.

  As the Company looks forward at this time, it sees the impact of a slowing economy. In May 2000, industry unit shipments turned negative when compared to the prior year and have remained negative for each subsequent month through December 2000. Raw material prices rose over the last twelve months but appear to have peaked while natural gas and utility costs continue to increase. On the positive side the Company has announced a price increase for selected residential carpet, effective March 2001.The hard surface product expansion is progressing very favorably with customers but significant sampling and personnel costs will be incurred during the first half of 2001 without the offsetting growth in margins. The Company is encouraged by its customer acceptance of its programs and brand recognition efforts. In addition, the Company is pleased by the Federal Reserve's recent move to lower interest rates and congressional consideration of potential tax reductions. These impacts are expected to have a long-term favorable impact on the economy.

Results of Operations

Year Ended December 31, 2000 as Compared with Year Ended December 31, 1999
--------------------------------------------------------------------------

  Net sales for the year ended December 31, 2000 were $3,255.8 million, reflecting an increase of $172.6 million, or approximately 5.6%, over the $3,083.3 million reported in the year ended December 31, 1999. The Company believes that the 2000 net sales increase was attributable primarily to internal growth.

  Quarterly net sales and the percentage changes in net sales by quarter for 2000 versus 1999 were as follows (dollars in thousands):

                                                           2000                1999                Change
                                                   ------------------     ---------------     ---------------
        First quarter......................        $          765,083             707,167                 8.2%
        Second quarter.....................                   852,808             790,617                 7.9
        Third quarter......................                   838,514             809,933                 3.5
        Fourth quarter.....................                   799,441             775,547                 3.1
                                                   ------------------     ---------------     ---------------
               Total year..................        $        3,255,846           3,083,264                 5.6%
                                                   ==================     ===============     ===============

   Gross profit for 2000 was $822.9 million (25.3% of net sales) and represented an increase over the gross profit of $776.9 million (25.2% of net sales) for 1999. Gross profit dollars for the current year were impacted by favorable product mix and the change in depreciable lives of fixed assets as of the beginning of the year and offset by higher material and fuel costs.

  Selling, general and administrative expenses for 2000 were $505.7 million (15.5% of net sales) compared to $482.1 million (15.6% of net sales) for 1999.

  In the third quarter of 2000, the Company reached an agreement in principle to settle two antitrust class actions. The Company will contribute $13.5 million to a settlement fund to resolve these claims. The court approved the settlement on February 5, 2001. During the third quarter, the Company recorded a charge of $7 million in connection with the settlement.

  Interest expense for the current year was $38.0 million compared to $32.6 million in 1999. The primary factors contributing to the increase were higher debt levels, attributable to the stock repurchase program and capital expenditures, and an increase in the weighted average borrowing rate compared to 1999.

  In the current year, income tax expense was $105.0 million or 39.2% of earnings before income taxes. In 1999, income tax expense was $102.7 million, representing 39.5% of earnings before income taxes.

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

  Quarterly net sales and the percentage changes in net sales by quarter for 1999 versus 1998 were as follows (dollars in thousands):

                                                           1999                1998                Change
                                                   ------------------     ---------------     ---------------
        First quarter......................        $          707,167             589,473                20.0%
        Second quarter.....................                   790,617             689,488                14.7
        Third quarter......................                   809,933             718,772                12.7
        Fourth quarter.....................                   775,547             746,887                 3.8
                                                   ------------------     ---------------     ---------------
               Total Year..................        $        3,083,264           2,744,620                12.3%
                                                   ==================     ===============     ===============

  The Company's fiscal calendar reflected differences for the 1999 first quarter, with four more shipping days, when compared to 1998 and four fewer shipping days when the fourth quarter of 1999 is compared to 1998.

  Gross profit for 1999 was $776.9 million (25.2% of net sales) and represented an increase over the gross profit of $681.3 million (24.8% of net sales) for 1998. Gross profit dollars for 1999 were impacted favorably by better absorption of fixed costs through higher production volume.

  Selling, general and administrative expenses for 1999 were $482.1 million (15.6% of net sales) compared to $432.2 million (15.7% of net sales) for 1998.

  Interest expense for 1999 was $32.6 million compared to $31.0 million in 1998. The primary factor contributing to the increase was an increase in debt levels, which was attributable to acquisitions, the stock repurchase program and capital expenditures, which was offset by a decrease in the Company's weighted average interest rate in 1999.

  In 1999, income tax expense was $102.7 million, or 39.5% of earnings before income taxes. In 1998, income tax expense was $79.6 million, representing 40.8% of earnings before income taxes. The primary reason for the decrease in the 1999 effective income tax rate was that certain costs included in the nonrecurring pre-tax charge of $17.7 million related to the World acquisition recorded in 1998 were not deductible for income tax purposes.

Liquidity and Capital Resources

  The Company's primary capital requirements are for working capital, capital expenditures and acquisitions. The Company's capital needs are met through a combination of internally generated funds, bank credit lines and credit terms from suppliers.

  The level of accounts receivable increased from $337.8 million at the beginning of 2000 to $356.1 million at December 31, 2000. The $18.3 million increase was attributable to strong sales growth. Inventories increased from $494.8 million at the beginning of 2000 to $574.6 million at December 31, 2000, due primarily to the need for a higher level of inventory to meet the increased sales volume, the expansion of hard surface product lines to meet anticipated sales requirements and the addition of Crown Crafts inventory.

  Capital expenditures totaled $73.5 million during 2000, and the Company spent an additional $37 million related to the purchase of certain assets of Crown Crafts. The capital expenditures made during 2000 were incurred primarily to modernize and expand manufacturing facilities and equipment. The Company's capital projects are primarily focused on increasing capacity, improving productivity and reducing costs. Capital expenditures for Mohawk, including $235.9 million for acquisitions, have totaled $538 million over the past three years. Capital spending during 2001 is expected to range from $96 million to $111 million, the majority of which will be used to purchase equipment to increase production capacity and productivity.

  The Company's credit agreement provides for an interest rate of either (i) LIBOR plus 0.2% to 0.5%, depending upon the Company's performance measured against certain financial ratios, or (ii) the prime rate less 1.0% and has a termination date of January 28, 2004. At December 31, 2000, the Company had credit availability of $450 million under its revolving credit line and $70 million under various short-term uncommitted credit lines. At December 31, 2000, a total of approximately $267 million was unused under these lines. The credit agreement contains customary financial and other covenants. The Company must pay an annual facility fee ranging from .0015 to .0025 of the total credit commitment, depending upon the Company's performance measured against specific coverage ratios, under the revolving credit line.

  During 1999, the Company's Board of Directors authorized the repurchase of up to 10 million shares of its outstanding common shares. During the quarter ended July 1, 2000, the Board of Directors authorized an additional repurchase of 5 million outstanding shares bringing the total authorized repurchase to 15 million shares. For the year ended December 31, 2000, a total of approximately
4.7 million shares of the Company's common stock was purchased at an aggregate cost of approximately $106.7 million. Since the inception of the program, a total of approximately 8.7 million shares has been repurchased at an aggregate cost of approximately

$192.6 million. All of this repurchase has been financed through the Company's operations and revolving line of credit.

  During October 2000, the Company entered into a one-year asset securitization agreement enabling the Company to sell up to $205 million of an undivided interest in a defined pool of trade accounts receivable. The agreement may be extended in one-year terms. The net proceeds from this borrowing were used to reduce borrowings under the revolving credit facility. At December 31, 2000, a total of approximately $191 million was outstanding under the asset securitization agreement.

  On January 3, 2001, the Company entered into a five-year interest rate swap, which converted approximately $100 million of its variable rate debt to a fixed rate. Under the agreement payments are made based on a fixed rate of 5.82% and received on a LIBOR based variable rate. Differentials received or paid under the agreement will be recognized as interest expense.

Impact of Inflation

  Inflation affects the Company's manufacturing costs and operating expenses. The carpet industry has experienced significant inflation in the prices of raw materials and fuel-related costs, beginning in the third quarter of 1999. For the period from 1998, through the end of the second quarter of 1999, the carpet industry has experienced moderate inflation in the prices of raw materials and fuel-related costs. The Company has generally passed along nylon fiber price increases to its customers although additional costs resulting from recent significant inflationary pressures may not be fully recoverable through such price increases in the near-term.

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

Forward-Looking Information

  Certain of the matters discussed in the preceding pages, particularly regarding anticipating future financial performance, business prospects, growth and operating strategies, proposed acquisitions, new products and similar matters, and those preceded by, followed by or that otherwise include the words "believes," "expects," "anticipates," "intends," "estimates" or similar expressions constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended. For those statements, Mohawk claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve a number of risks and uncertainties. The following important factors, in addition to those discussed elsewhere in this document, affect the future results of Mohawk and could cause those results to differ materially from those expressed in the forward-looking statements: materially adverse changes in economic conditions generally in the carpet, rug and floorcovering markets served by Mohawk; competition from other carpet, rug and floorcovering manufacturers; raw material prices; timing and level of capital expenditures; the successful integration of acquisitions, including the challenges inherent in diverting Mohawk management's attention and resources from other strategic matters and from operational matters for an extended period of time; the successful introduction of new products; the successful rationalization of existing operations; and other risks identified from time to time in the Company's SEC reports and public announcements. Any forward-looking statements represent Mohawk's estimates only as of the date of this report and should not be relied upon as representing Mohawk's estimates of any subsequent date. While Mohawk may elect to update forward-looking statements at some point in the future, Mohawk specifically disclaims any obligation to do so, even if Mohawk's estimates change.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

  The Company's market risk-sensitive instruments do not subject the Company to material market risk exposures other than as described below. The Company estimates that a 1% increase in the Company's cost of borrowed funds could have yielded an approximate $4.8 million adverse effect on 2000 pre-tax earnings. The Company manages exposure to interest rate risk using interest rate swaps to fix portions of variable rate debt.

Item 8.  Consolidated Financial Statements and Supplementary Data


                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report................................................................  19
Consolidated Balance Sheets as of December 31, 2000 and 1999................................  20
Consolidated Statements of Earnings for the Years ended December 31, 2000, 1999 and 1998....  21
Consolidated Statements of Stockholders' Equity for the Years ended
     December 31, 2000, 1999 and 1998.......................................................  22
Consolidated Statements of Cash Flows for the Years ended December 31, 2000, 1999 and 1998..  23
Notes to Consolidated Financial Statements..................................................  24

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

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mohawk Industries, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                                 KPMG LLP

Atlanta, Georgia
February 2, 2001

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets
                          December 31, 2000 and 1999

                     (In thousands, except per share data)


                                           ASSETS                                                  2000           1999
                                                                                               -------------  -------------
Current assets:
   Receivables..............................................................................   $    356,072        337,824
   Inventories..............................................................................        574,595        494,774
   Prepaid expenses.........................................................................         26,973         25,184
   Deferred income taxes....................................................................         66,474         76,628
                                                                                               -------------  -------------
            Total current assets............................................................      1,024,114        934,410
Property, plant and equipment, net..........................................................        650,053        624,814
Other assets................................................................................        118,474        123,649
                                                                                               -------------  -------------
                                                                                               $  1,792,641      1,682,873
                                                                                               =============  =============

                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt........................................................   $    224,391         33,961
   Accounts payable and accrued expenses....................................................        372,531        340,392
                                                                                               -------------  -------------
            Total current liabilities.......................................................        596,922        374,353
Deferred income taxes.......................................................................         75,808         53,783
Long-term debt, less current portion........................................................        365,437        562,104
Other long-term liabilities.................................................................            114             87
                                                                                               -------------  -------------
            Total liabilities...............................................................      1,038,281        990,327
                                                                                               -------------  -------------

Stockholders' equity:
   Preferred stock, $.01 par value; 60 shares authorized; no shares issued..................              -              -
   Common stock, $.01 par value; 150,000 shares authorized; 60,838 and 60,657
     shares issued in 2000 and 1999, respectively...........................................            608            607
   Additional paid-in capital...............................................................        183,303        179,993
   Retained earnings........................................................................        758,531        595,932
                                                                                               -------------  -------------
                                                                                                    942,442        776,532
     Less treasury stock at cost; 8,538 and 3,952 shares in 2000 and 1999, respectively.....        188,082         83,986
                                                                                               -------------  -------------
            Total stockholders' equity......................................................        754,360        692,546
Commitments and contingencies (Note 12).....................................................
                                                                                               -------------  -------------
                                                                                               $  1,792,641      1,682,873
                                                                                               =============  =============


         See accompanying notes to consolidated financial statements.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Earnings
                 Years Ended December 31, 2000, 1999 and 1998

                     (In thousands, except per share data)

                                                                                            2000           1999           1998
                                                                                      ---------------  -------------  -------------
Net sales.........................................................................    $    3,255,846      3,083,264      2,744,620
Cost of sales.....................................................................         2,432,997      2,306,405      2,063,333
                                                                                      ---------------  -------------  -------------
       Gross profit...............................................................           822,849        776,859        681,287
Selling, general and administrative expenses......................................           505,734        482,062        432,191
Carrying value reduction of property, plant and equipment and
    other assets..................................................................                 -              -          2,900
Class action legal settlement.....................................................             7,000              -              -
                                                                                      ---------------  -------------  -------------
       Operating income...........................................................           310,115        294,797        246,196
                                                                                      ---------------  -------------  -------------
Other expense:
   Interest expense...............................................................            38,044         32,632         31,023
   Acquisition costs - World Merger...............................................                 -              -         17,700
   Other expense, net.............................................................             4,442          2,266          2,667
                                                                                      ---------------  -------------  -------------
                                                                                              42,486         34,898         51,390
                                                                                      ---------------  -------------  -------------
       Earnings before income taxes...............................................           267,629        259,899        194,806
Income taxes......................................................................           105,030        102,660         79,552
                                                                                      ---------------  -------------  -------------
       Net earnings...............................................................    $      162,599        157,239        115,254
                                                                                      ===============  =============  =============

Basic earnings per share..........................................................    $         3.02           2.63           1.91
                                                                                      ===============  =============  =============

Weighted-average common shares outstanding........................................            53,769         59,730         60,393
                                                                                      ===============  =============  =============

Diluted earnings per share........................................................    $         3.00           2.61           1.89
                                                                                      ===============  =============  =============

Weighted-average common and dilutive potential common
    shares outstanding............................................................            54,255         60,349         61,134
                                                                                      ===============  =============  =============










              See accompanying notes to consolidated financial statements.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity
                 Years Ended December 31, 2000, 1999 and 1998

                                (In thousands)

                                                        Common stock        Additional                                 Total
                                                  -----------------------    paid-in      Retained     Treasury     stockholders'
                                                   Shares        Amount      capital      earnings      stock          equity
                                                  ---------    ----------  ----------   ----------- -------------  --------------
Balances at December 31, 1997..................     60,217     $     603     167,388       325,850             -         493,841
Stock options exercised........................        316             3       4,414             -             -           4,417
Dividends paid.................................          -             -           -           (24)            -             (24)
Tax benefit from exercise of stock
     options...................................          -             -         243             -             -             243
Adjustments to conform fiscal year end
     of World..................................          -             -           -        (2,672)            -          (2,672)
Net earnings...................................          -             -           -       115,254             -         115,254
                                                  --------     ---------   ---------    ----------  ------------   -------------
Balances at December 31, 1998..................     60,533           606     172,045       438,408             -         611,059
Stock options exercised........................        124             1       1,390             -             -           1,391
Purchase of treasury stock.....................          -             -           -             -       (85,936)        (85,936)
Grant to employee profit sharing plan..........          -             -           -             -         1,950           1,950
Tax benefit from exercise of stock
     options...................................          -             -         836             -             -             836
Durkan pooling adjustment......................          -             -       5,722             -             -           5,722
Adjustments to conform fiscal year end
     of Durkan.................................          -             -           -           285             -             285
Net earnings...................................          -             -           -       157,239             -         157,239
                                                  --------     ---------   ---------    ----------  ------------   -------------
Balances at December 31, 1999..................     60,657           607     179,993       595,932       (83,986)        692,546
Stock options exercised........................        181             1       2,396             -             -           2,397
Purchase of treasury stock.....................          -             -           -             -      (106,689)       (106,689)
Grant to employee profit sharing plan..........          -             -           -             -         2,593           2,593
Tax benefit from exercise of stock
     options...................................          -             -         914             -             -             914
Net earnings...................................          -             -           -       162,599             -         162,599
                                                  --------     ---------   ---------    ----------  ------------   -------------
Balances at December 31, 2000..................     60,838     $     608     183,303       758,531      (188,082)        754,360
                                                  ========     =========   =========    ==========  ============   =============

         See accompanying notes to consolidated financial statements.

                    MOHAWK INDUSTRIES, INC AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                 Years Ended December 31, 2000, 1999 and 1998

                                (In thousands)

                                                                                     2000            1999            1998
                                                                                --------------  --------------  --------------
Cash flows from operating activities:
     Net earnings.............................................................  $      162,599         157,239         115,254
     Adjustments to reconcile net earnings to net cash provided by operating activities:
          Depreciation and amortization.......................................          82,346         105,297          72,591
          Deferred income taxes...............................................          32,179          (1,302)        (14,194)
          Provision for doubtful accounts.....................................          15,717          15,804          13,173
          Loss on sale of property, plant and equipment.......................             205           2,516           2,121
          Carrying value reduction of property, plant and equipment
             and other assets.................................................               -               -           2,900
          Changes in assets and liabilities, net of effects of acquisitions:
             Receivables......................................................         (33,965)          2,904         (36,523)
             Inventories......................................................         (70,209)        (32,437)        (31,083)
             Accounts payable and accrued expenses............................          31,177         (57,274)         57,295
             Other assets and prepaid expenses................................          (3,257)        (16,086)         (7,653)
             Other liabilities................................................              27          (5,293)         (1,673)
                                                                                --------------  --------------  --------------
                Net cash provided by operating activities.....................         216,819         171,368         172,208
                                                                                --------------   -------------   -------------
Cash flows from investing activities:
     Additions to property, plant and equipment..............................          (73,475)       (145,621)        (83,180)
     Acquisitions............................................................          (36,844)       (162,463)        (36,574)
                                                                                --------------  --------------  --------------
                Net cash used in investing activities.........................        (110,319)       (308,084)       (119,754)
                                                                                --------------  --------------  --------------
Cash flows from financing activities:
     Net change in revolving line of credit...................................        (168,595)        255,530          83,658
     Proceeds from asset securitization.......................................         191,104               -               -
     Payments on term loans...................................................         (32,226)        (32,229)        (38,554)
     Redemption of acquisition indebtedness...................................               -         (20,917)       (102,201)
     Proceeds (redemption) from Industrial Revenue Bonds and other,
            net of payments...................................................           3,480          (7,779)         11,329
     Change in outstanding checks in excess of cash...........................             522          15,479          (6,486)
     Dividends paid...........................................................               -               -             (24)
     Acquisition of treasury stock............................................        (104,096)        (83,986)              -
     Common stock transactions................................................           3,311           8,234           1,988
                                                                                --------------  --------------  --------------
                Net cash (used in) provided by financing activities...........        (106,500)        134,332         (50,290)
                                                                                --------------  --------------  --------------
                Net change in cash............................................               -          (2,384)          2,164
Cash, beginning of year.......................................................               -           2,384             220
                                                                                --------------  --------------  --------------
Cash, end of year.............................................................  $            -               -           2,384
                                                                                ==============  ==============  ==============

          See accompanying notes to consolidated financial statements.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                       DECEMBER 31, 2000, 1999 AND 1998

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

(b)  Accounts Receivable and Revenue Recognition

     The Company is principally a broadloom carpet and rug manufacturer and sells carpet, rugs and other floorcovering materials throughout the United States principally for residential use. The Company grants credit to customers, most of whom are retail carpet dealers, under credit terms that are customary in the industry.

     Revenues are recognized when goods are shipped which is generally when the legal title passes to the customer. The Company provides allowances for expected cash discounts, returns, claims and doubtful accounts based upon historical bad debt and claims experience and periodic evaluations of the aging of the accounts receivable.

(c)  Inventories

     Inventories are stated at the lower of cost or market (net realizable value). Cost is determined using the last-in, first-out (LIFO) method, which matches current costs with current revenues, for substantially all inventories and the first-in, first-out (FIFO) method for the remaining inventories.

(d)  Property, Plant and Equipment

     Property, plant and equipment is stated at cost, including interest on funds borrowed to finance the acquisition or construction of major capital additions. Depreciation is calculated on a straight-line basis over the estimated remaining useful lives, which are 35 years for buildings and improvements, 15 years for extrusion equipment, 10 years for tufting equipment and 7 years for other equipment and furniture and fixtures.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

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

(g) Financial Instruments

     The Company's financial instruments consist primarily of cash, accounts receivable, accounts payable, notes payable and long-term debt. The carrying amount of cash, accounts receivable, accounts payable and notes payable approximates their fair value because of the short-term maturity of such instruments. Interest rates that are currently available to the Company for issuance of long-term debt with similar terms and remaining maturities are used to estimate the fair value of the Company's long-term debt. The estimated fair value of the Company's long-term debt at December 31, 2000 and 1999 was $590,786 and $605,332, compared to a carrying amount of $589,828 and $596,065, respectively. The Company uses interest rate swaps to manage exposure that arises in the normal course of business. The Company does not use derivatives for speculative purposes.

(h) Fiscal Year

     The Company ends its fiscal year on December 31. Each of the first three quarters in the fiscal year ends on the Saturday nearest the calendar quarter end.

(i) Goodwill

     Goodwill arises in connection with business combinations accounted for as purchases. Goodwill is amortized primarily on a straight-line basis over 40 years. Amortization charged to earnings was $3,184 in 2000, $2,808 in 1999 and $2,437 in 1998.

(j) Impairment of Long-Lived Assets

     The Company accounts for long-lived assets in accordance with the provisions of FAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Under FAS No. 121, the Company evaluates impairment of long-lived assets on a business unit basis, rather than on an aggregate entity basis, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets is based on the fair value of the asset.

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

     In 1999, Staff Accounting Bulletin 101 ("SAB 101") "Revenue Recognition" was issued requiring that revenue be recognized when certain criteria are met. In addition, the Emerging Issues Task Force ("EITF") reached a consensus on issue EITF 00-10 in September 2000, "Accounting for Shipping and Handling Fees and Costs". The Company has analyzed the implications of both SAB 101 and EITF 00-10 and believes that these pronouncements did not have a material impact on the Company's consolidated financial statements.

(2) Acquisitions

     The Company completed its acquisitions of Newmark & James, Inc. and American Weavers, LLC on June 30, 1998 and August 10, 1998, respectively. Both of these acquisitions have been accounted for under the purchase method of accounting and their results are included in the Company's 1998 consolidated statement of earnings from the respective dates of acquisition.

     On November 12, 1998, the Company acquired all of the outstanding capital stock of World in exchange for 4,900 shares of the Company's common stock. The acquisition of World has been accounted for under the pooling-of-interests basis of accounting and, accordingly, the Company's historical consolidated financial statements have been restated to include the accounts and results of operations of World. The Company incurred before-tax, nonrecurring charges aggregating $20,600 in 1998 related to the World Merger, of which $17,700 of the charge was recorded as non-operating expense and $2,900 of the charge was recorded as a write-down of World computer equipment that was disposed of.

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

     On November 14, 2000, the Company acquired certain fixed assets and inventory of Crown Crafts, Inc. using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES the liabilities assumed based on estimated fair values at the date of acquisition. The estimated fair values were $37,284 for assets acquired and $440 for liabilities assumed.

(3)  Receivables

     Receivables are as follows:

                                                                               2000                1999
                                                                      ---------------     ---------------
     Customers, trade.........................................        $       433,042             405,477
     Other....................................................                  4,125               2,826
                                                                      ---------------     ---------------
                                                                              437,167             408,303
     Less allowance for discounts, returns, claims and
        doubtful accounts.....................................                 81,095              70,479
                                                                      ---------------     ---------------
                    Net receivables...........................        $       356,072             337,824
                                                                      ===============     ===============

(4)  Inventories

     The components of inventories are as follows:

                                                                            2000                1999
                                                                      ---------------     ---------------
     Finished goods...........................................        $       295,447             254,179
     Work in process..........................................                 73,658              65,456
     Raw materials............................................                205,490             175,139
                                                                      ---------------     ---------------
                    Total inventories.........................        $       574,595             494,774
                                                                      ===============     ===============

(5)  Property, Plant and Equipment

     Following is a summary of property, plant and equipment:

                                                                            2000                1999
                                                                      ---------------     ---------------
     Land.....................................................        $        23,870              21,767
     Buildings and improvements...............................                266,094             236,119
     Machinery and equipment..................................                876,417             791,839
     Furniture and fixtures...................................                 33,657              33,436
     Leasehold improvements...................................                  5,727               4,854
     Construction in progress.................................                 32,435              51,645
                                                                      ---------------     ---------------
                                                                            1,238,200           1,139,660
     Less accumulated depreciation and amortization...........                588,147             514,846
                                                                      ---------------     ---------------
                    Net property, plant and equipment.........        $       650,053             624,814
                                                                      ===============     ===============

     Property, plant and equipment includes capitalized interest of $3,097, $3,213 and $1,661 in 2000, 1999 and 1998, respectively.

     Effective January 1, 2000, the Company changed the estimated useful lives on certain property, plant and equipment. The impact of the change on net earnings for fiscal 2000, was approximately $14,600, or $0.27 per share.

     During 1998, the Company recorded a charge of $2,900 related to a write-down of computer equipment acquired in the World acquisition and disposed of in 1999.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

(6)  Other Assets

     The components of other assets are summarized below:

                                                                            2000                1999
                                                                      ---------------     ---------------
     Goodwill, net of accumulated amortization of $16,355 and         $       112,376             113,560
       $13,171, respectively..................................
     Other assets.............................................                  6,098              10,089
                                                                      ---------------     ---------------
                     Total other assets.......................        $       118,474             123,649
                                                                      ===============     ===============

(7)  Long-Term Debt

     The Company's credit agreement provides for an interest rate of either (i) LIBOR plus 0.2% to 0.5%, depending upon the Company's performance measured against certain financial ratios, or (ii) the prime rate less 1.0% and has a termination date of January 28, 2004. At December 31, 2000, the Company had credit availability of $450,000 under its revolving credit line and $70,000 under various short-term uncommitted credit lines. At December 31, 2000, a total of $266,969 was unused under these lines. The credit agreement contains customary financial and other covenants. The Company must pay an annual facility fee ranging from .0015 to .0025 of the total credit commitment, depending upon the Company's performance measured against specific coverage ratios, under the revolving credit line.

     On October 25, 2000, the Company entered into a one-year asset securitization agreement enabling the Company to sell up to $205,000 of an undivided interest in a defined pool of trade accounts receivable. The agreement may be extended in one-year terms. The net proceeds were used to reduce borrowings under the revolving credit facility. Interest rates under the facility vary with the commercial paper rates for the Blue Ridge Asset Funding Corporation plus an applicable margin. The interest rate under this facility generally averages slightly lower than the rates under the Company's revolving line of credit.

     On January 3, 2001, the Company entered into a five-year interest rate swap, which converted approximately $100,000 of its variable rate debt to a fixed rate. Under the agreement, payments are made based on a fixed rate of 5.82% and received on a LIBOR based variable rate. Differentials received or paid under the agreement will be recognized as interest expense.

Long-term debt consists of the following:

                                                                                2000                1999
                                                                          ---------------     ---------------
     Revolving line of credit, due January 28, 2004....................   $       215,857             384,452
     Asset securitization, due October 24, 2001........................           191,104                   -
     8.46% senior notes, payable in annual principal
       installments beginning in 1998, due September 16, 2004,
       interest payable quarterly......................................            57,143              71,429
     7.14%-7.23% senior notes, payable in annual principal
       installments beginning in 1997, due September 1, 2005,
       interest payable semiannually...................................            47,222              56,666
     8.48% term loans, payable in annual principal
       installments, due October 26, 2002, interest payable
       quarterly.......................................................            11,429              17,143
     7.58% senior notes, payable in annual principal
       installments beginning in 1997, due July 30, 2003,
       interest payable semiannually...................................             4,286               5,714
     6% term note, payable in annual principal and interest
       installments beginning in 1998, due July 23, 2004...............             5,343               6,679
     Industrial Revenue Bonds and other................................            57,444              53,982
                                                                          ---------------     ---------------
                     Total long-term debt..............................           589,828             596,065
     Less current portion..............................................           224,391              33,961
                                                                          ---------------     ---------------
                     Long-term debt, excluding current portion.........   $       365,437             562,104
                                                                          ===============     ===============

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

The aggregate maturities of long-term debt as of December 31, 2000 are as follows:

     2001.....................................................        $       224,391
     2002.....................................................                 33,375
     2003.....................................................                 27,427
     2004.....................................................                241,014
     2005.....................................................                  9,448
     Thereafter...............................................                 54,173
                                                                      ---------------
                                                                      $       589,828
                                                                      ===============

(8)  Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses are as follows:

                                                                            2000                1999
                                                                      ---------------     ---------------
     Outstanding checks in excess of cash.....................        $        42,895              42,373
     Accounts payable, trade..................................                165,108             159,812
     Accrued expenses.........................................                101,576              83,253
     Accrued compensation.....................................                 62,952              54,954
                                                                      ---------------     ---------------
        Total accounts payable and accrued expenses...........        $       372,531             340,392
                                                                      ===============     ===============

(9)  Stock Options, Stock Compensation and Treasury Stock

     Under the Company's 1992 and 1993 stock option plans, options may be granted to directors and key employees through 2002 and 2003 to purchase a maximum of 2,250 and 675 shares of common stock, respectively. During 2000, options to purchase 105 and 79 shares, respectively, were granted under these plans. Options granted under each of these plans expire 10 years from the date of grant and become exercisable at such dates and at prices as determined by the Compensation Committee of the Company's Board of Directors.

     During 1996, the Company adopted the 1997 Non-Employee Director Stock Compensation Plan. The plan provides for awards of common stock of the Company for nonemployee directors to receive in lieu of cash for their annual retainers. During 2000, a total of 4 shares were awarded to the nonemployee directors under the plan.

     During 1997, the Board of Directors adopted the 1997 Long-Term Incentive Plan whereby the Company reserved 2,550 shares of common stock for issuance in connection with options and awards. During 2000, 6 shares were awarded under an executive incentive plan.

     Additional information relating to the Company's stock option plans follows:

                                                              2000              1999               1998
                                                     -------------     -------------     --------------
     Options outstanding at beginning of year......          2,043             1,387              1,568
     Options granted...............................            184               809                174
     Options exercised.............................           (181)             (124)              (316)
     Options canceled..............................           (178)              (29)               (39)
                                                     -------------     -------------     --------------
     Options outstanding at end of year............          1,868             2,043              1,387
                                                     =============     =============     ==============
     Options exercisable at end of year............            931               873                686
                                                     =============     =============     ==============

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

                                                             2000              1999               1998
                                                    -------------     -------------     --------------
     Option prices per share:
     Options granted during the year.............   $ 20.13-26.26     19.69 - 35.13      17.23 - 32.31
                                                    =============     =============     ==============
     Options exercised during the year...........   $  5.67-19.70      5.67 - 19.17       5.67 - 19.38
                                                    =============     =============     ==============
     Options canceled during the year............   $  6.67-35.14      9.33 - 35.13       5.67 - 31.94
                                                    =============     =============     ==============
     Options outstanding at end of year..........   $  5.61-35.13      5.61 - 35.13       5.61 - 32.31
                                                    =============     =============     ==============

     As allowed under FAS No. 123, the Company accounts for stock options granted as prescribed under Accounting Principles Board Opinion No. 25, which recognizes compensation cost based upon the intrinsic value of the award. Accordingly, no compensation expense has been recognized in the consolidated statement of earnings for any stock options granted in 2000, 1999 and 1998. The following table represents pro forma net income and pro forma earnings per share had the Company elected to account for stock option grants using the fair value based method.

                                                             2000               1999              1998
                                                       ---------------     -------------     -------------
Net earnings
      As reported..............................        $       162,599           157,239           115,254
      Pro forma................................                160,313           155,282           114,411
Net earnings per common share (basic)
      As reported..............................        $          3.02              2.63              1.91
      Pro forma................................                   2.98              2.60              1.89
Net earnings per common share (diluted)
      As reported..............................        $          3.00              2.61              1.89
      Pro forma................................                   2.95              2.57              1.87

     This pro forma impact only takes into account options granted since January 1, 1996 and is likely to increase in future years as additional options are granted and amortized ratably over the vesting period. The average fair value of options granted during 2000, 1999 and 1998 was $13.00, $15.28 and $17.24, respectively. This fair value was estimated using the Black-Scholes option pricing model based on a weighted-average market price at grant date of $22.69 in 2000, $26.48 in 1999 and $30.44 in 1998 and the following weighted-average assumptions:

                                                            2000              1999              1998
                                                        ------------      ------------      ------------
Dividend yield.................................                    -                 -                 -
Risk-free interest rate........................                  5.1%              6.4%              4.7%
Volatility.....................................                 48.1%             46.7%             48.9%
Expected life (years)..........................                    7                 7                 7

Summarized information about stock options outstanding and exercisable at December 31, 2000, is as follows:

                                                       Outstanding                                         Exercisable
                                --------------------------------------------------------      ------------------------------------

                                  Number of           Average                 Average            Number of              Average
Exercise price range                Shares            Life (1)               Price (2)             Shares              Price (2)
-------------------------       --------------     --------------          -------------      ---------------        -------------
Under $11.00.............                 576               4.57          $       10.40                  494        $       10.25
$12.00 to 17.00..........                 286               3.70                  16.53                  268                16.49
$17.01 to 19.69..........                 537               8.91                  20.39                   67                19.72
$19.94 to 31.94..........                 209               8.03                  30.15                   53                31.07
$32.00 to 36.00..........                 260               8.11                  34.91                   49                34.74
                               --------------                                                ---------------
   Total                                1,868                                                            931
                               ==============                                                ===============

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

----------------
(1)  Weighted average contractual life remaining in years.
(2)  Weighted average exercise price.

     During 1999, the Company's Board of Directors authorized the repurchase of up to 10,000 shares of its outstanding common shares. During the quarter ended July 1, 2000, the Board of Directors authorized an additional repurchase of 5,000 outstanding shares bringing the total authorized repurchase to 15,000 shares. For the year ended December 31, 2000, a total of 4,713 shares of the Company's common stock was purchased at an aggregate cost of $106,689. Since the inception of the program, a total of approximately 8,745 shares has been purchased at an aggregate cost of $192,624. All of this repurchase has been financed through the Company's operations and revolving line of credit.

(10) Employee Benefit Plans

     The Company has a 401(k) retirement savings plan (the "Plan") open to substantially all of its employees who have completed one year of eligible service. The Company contributes $0.50 for every $1.00 of employee contributions up to a maximum of 4% of the employee's salary. Effective January 1, 2000, the Company amended the Plan to match an additional $0.25 for every $1.00 of employee contribution in excess of 4% of the employee's salary up to a maximum of 6%. Employee and employer contributions to the Plan were $16,926 and $6,055 in 2000, $14,873 and $5,080 in 1999, and $12,345 and $4,213 in 1998,
respectively. The Company also made a discretionary contribution to the Plan of approximately $2,500 and $2,100 in 2000 and 1999, respectively.

     The World Carpet Savings Retirement Plan (the "World Plan"), a defined contribution 401(k) plan covering substantially all World employees, was merged into the Plan on March 1, 1999. Employees were eligible to participate after completion of one year of service. Under the terms of the World Plan, World would match employee contributions up to a maximum of 2% of the employee's salary and employees vested in the contributions based on years of credited service. For the years ended December 31, 1999 and 1998, the Company contributed approximately $142 and $703, respectively, to the World Plan.

      Durkan maintained a 401(k) retirement savings plan (the" Durkan Plan") open to substantially all Durkan employees. Durkan contributed $0.50 for every $1.00 of employee contributions up to a maximum of 6% of eligible wages. For the years ended December 31, 2000, 1999 and 1998, Durkan contributed approximately $262, $343 and $328, respectively, to the Durkan Plan. The Durkan Plan was merged into the Plan effective January 1, 2001.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

(11) Income Taxes

     Income tax expense attributable to earnings before income taxes for the years ended December 31, 2000, 1999 and 1998 consists of the following:

                                                        Current             Deferred              Total
                                                    ---------------     ---------------      ---------------
     2000:
             U.S. federal...................        $        64,444              28,466               92,910
             State and local................                  8,407               3,713               12,120
                                                    ---------------     ---------------      ---------------
                                                    $        72,851              32,179              105,030
                                                    ===============     ===============      ===============
     1999:
             U.S. federal...................        $        92,736              (1,928)              90,808
             State and local................                 12,104                (252)              11,852
                                                    ---------------     ---------------      ---------------
                                                    $       104,840              (2,180)             102,660
                                                    ===============     ===============      ===============
     1998:
             U.S. federal...................        $        75,985             (11,485)              64,500
             State and local................                 17,761              (2,709)              15,052
                                                    ---------------     ---------------      ---------------
                                                    $        93,746             (14,194)              79,552
                                                    ===============     ===============      ===============

     Income tax expense attributable to earnings before income taxes differs from the amounts computed by applying the U.S. statutory federal income tax rate to earnings before income taxes as follows:

                                                         2000                1999                1998
                                                    ---------------     ---------------     ---------------
     Computed "expected" tax expense.............   $        93,670              90,965              68,182
     State and local income taxes, net of
      federal income tax benefit.................             7,878               7,704               9,784
     Amortization of goodwill....................               700                 684                 746
     Other, net..................................             2,782               3,307                 840
                                                    ---------------     ---------------     ---------------
                                                    $       105,030             102,660              79,552
                                                    ===============     ===============     ===============

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are presented below:

                                                                            2000                 1999
                                                                      ---------------      ---------------
     Deferred tax assets:
            Accounts receivable...............................        $        10,751               21,621
            Inventories.......................................                 11,533               15,533
            Accrued expenses..................................                 46,372               41,366
                                                                      ---------------      ---------------
                    Gross deferred tax assets.................                 68,656               78,520
                                                                      ---------------      ---------------

     Deferred tax liabilities:
            Plant and equipment...............................                (65,420)             (47,138)
            Prepaid expenses..................................                 (2,182)              (1,892)
            Other.............................................                (10,388)              (6,645)
                                                                      ---------------      ---------------
                    Gross deferred tax liabilities............                (77,990)             (55,675)
                                                                      ---------------      ---------------
                    Net deferred tax (liability) asset........        $        (9,334)              22,845
                                                                      ===============      ===============

     Based upon the level of historical and projected taxable income over periods in which the deferred tax assets are deductible, the Company's management believes it is more likely than not the Company will realize the benefits of these deductible differences at December 31, 2000.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

(12) Commitments and Contingencies

     The Company is obligated under various capital and operating leases for office and manufacturing space, machinery and equipment.

     Future minimum lease payments under noncancelable capital and operating leases (with initial or remaining lease terms in excess of one year) at December 31, 2000 are:


                                                         Capital           Operating          Total Future
                                                         Leases             Leases              Payments
                                                    ---------------     ----------------     -----------------
     2001...................................        $         1,199              35,224                36,423
     2002...................................                  1,223              28,518                29,741
     2003...................................                    913              22,631                23,544
     2004...................................                     63              16,576                16,639
     2005...................................                      -              11,162                11,162
     Thereafter.............................                      -              20,620                20,620
                                                    ---------------     ---------------      -----------------
     Total payments.........................        $         3,398             134,731               138,129
                                                                        ===============      =================
     Less amount representing interest......                    324
                                                    ---------------
     Present value of capitalized lease
      payments with a weighted interest rate
      of 7.76%..............................        $         3,074
                                                    ===============

     The Company assumed several capitalized leases from recent acquisitions for machinery and equipment, at a cost of $7,480, $8,899 and $8,899 for the periods ended December 31, 2000, 1999 and 1998, respectively. The amortization of these capital leases is included in depreciation expense. Accumulated amortization was $3,312, $3,619 and $2,547 in 2000, 1999 and 1998, respectively.

     Rental expense under operating leases was $36,392, $28,407 and $27,347 in 2000, 1999 and 1998, respectively.

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

     On August 11, 2000, the Company presented to the Court the terms of an agreement in principle to settle these two cases. Under the terms of the settlement agreement, the Company will contribute $13,500 to a settlement fund to resolve price-fixing claims brought by a class of purchasers of polypropylene carpet and a proposed settlement class of purchasers of nylon carpet. The Company recorded a charge of $7,000 in the third quarter of 2000, in connection with the lawsuit. The Company denies all liability and wrongdoing and has agreed to settle these claims in order to avoid the costs of further litigation. The court dismissed all claims against the Company and granted final approval to the settlement on February 5, 2001.

     The Company is a party to two consolidated lawsuits captioned Gaehwiler v. Sunrise Carpet Industries, Inc. et al. and Patco Enterprises, Inc. v. Sunrise Carpet Industries, Inc. et al., both of which were filed in the Superior

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

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

(13) Consolidated Statements of Cash Flows Information

     Supplemental disclosures of cash flow information are as follows:

                                                          2000                1999                1998
                                                    ---------------     ---------------     ---------------
     Net cash paid during the year for:
             Interest.......................        $        39,866              37,740              30,852
                                                    ===============     ===============     ===============
             Income taxes...................        $        74,592             120,371              75,640
                                                    ===============     ===============     ===============

(14) Quarterly Financial Data (Unaudited)

     The supplemental quarterly financial data are as follows:

                                                                        Quarters Ended
                                        -------------------------------------------------------------------------------
                                            April 1,            July 1,           September 30,          December 31,
                                              2000               2000                2000                    2000
                                        ---------------     --------------     ------------------     -----------------
     Net sales........................  $       765,083            852,808                838,514               799,441
     Gross profit.....................          190,563            215,882                214,220               202,184
     Net earnings.....................           33,997             47,203                 42,137                39,262
     Basic earnings per share.........             0.61               0.88                   0.79                  0.75
     Diluted earnings per share.......             0.61               0.87                   0.79                  0.74
                                                                        Quarters Ended
                                        -------------------------------------------------------------------------------
                                            April 3,            July 3,             October 2,           December 31,
                                              1999               1999                 1999                  1999
                                        ---------------     --------------     ------------------     -----------------
     Net sales........................  $       707,167            790,617                809,933               775,547
     Gross profit.....................          178,329            200,911                203,246               194,373
     Net earnings.....................           27,892             44,093                 45,079                40,175
     Basic earnings per share.........             0.46               0.73                   0.74                  0.70
     Diluted earnings per share.......             0.46               0.72                   0.74                  0.70

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.

  None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required by this item is incorporated by reference to information contained in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders under the following headings: "Election of Directors-- Director, Director Nominee and Executive Officer Information"; "--Nominees for Director"; "--Continuing Directors"; "--Executive Officers;" and "--Section 16a Beneficial Ownership Reporting Compliance."

Item 11. Executive Compensation

     The information required by this item is incorporated by reference to information contained in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders under the following headings: "Executive Compensation and Other Information--Summary of Cash and Certain Other Compensation"; "-- Option Grants"; "--Option Exercises and Holdings"; "--Pension Plans"; "--Certain Relationships and Related Transactions"; and "Election of Directors--Meetings and Committees of the Board of Directors."

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is incorporated by reference to information contained in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders under the following heading: "Executive Compensation and Other Information--Principal Stockholders of the Company."

Item 13. Certain Relationships and Related Transactions

     The information required by this item is incorporated by reference to information contained in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders under the following heading: "Executive Compensation and Other Information--Certain Relationships and Related Transactions."

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) 1. Consolidated Financial Statements

     The Consolidated Financial Statements of Mohawk Industries, Inc. and subsidiaries listed in Item 8 of Part II are incorporated by reference into this item.

     2.  Consolidated Financial Statement Schedules

         Schedule I-Condensed Financial Information of Registrant......... 43
         Schedule II-Consolidated Valuation and Qualifying Accounts....... 47

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

 *2.2  Agreement and Plan of Merger by and among Mohawk, WC Acquisition Corp.,
         World Carpets, Inc.and the shareholders of World Carpets, Inc. dated as of October 22, 1998. (Incorporated herein by reference to Exhibit 2 of the Mohawk Registration Statement on Form S-3, Registration No. 333-66061, as filed October 22, 1998.)

 *2.3  Asset Purchase Agreement by and among Aladdin Manufacturing Corporation,
         Image Industries, Inc. and The Maxim Group, Inc. dated as of November 12, 1998, as amended and restated on January 29, 1999. (Incorporated herein by reference to Exhibit 2.1 in Mohawk's Current Report on Form 8-K dated January 29, 1999.)

 *2.4  Agreement and Plan of Merger by and among Mohawk, Durkan Acquisition
         Corp., Nonpareil Acquisition Corp, Durkan Patterned Carpets, Inc.; the shareholders of Durkan Patterned Carpets, Inc. and the shareholders of Nonpareil Dying and Finishing, Inc., dated as of February 26, 1999. (Incorporated herein by reference to Exhibit 2.1 of the Mohawk Registration Statement on Form S-3, Registration No. 333-77231, as filed April 28, 1999.)

 *3.1  Restated Certificate of Incorporation of Mohawk, as amended.
         (Incorporated herein by reference to Exhibit 3.1 in Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

 *3.2 Amended and Restated Bylaws of Mohawk. (Incorporated herein by reference to Exhibit 3.2 in Mohawk's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.)

 *4.1  See Article 4 of the Restated Certificate of Incorporation of Mohawk.
         (Incorporated herein by reference to Exhibit 3.1 in Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

 *4.2    See Articles 2, 6, and 9 of the Amended and Restated Bylaws of Mohawk.
           (Incorporated herein by reference to Exhibit 3.2 in Mohawk's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.)

*10.1    Lease dated April 1, 1988 between Horizon and Kay D. Owens concerning the addition between the Tufting and Coater Buildings on South Industrial Boulevard in Calhoun, Georgia. (Incorporated herein by reference to Exhibit 10.24 in Mohawk's Registration Statement on Form S-1, Registration No. 33-53932.)

*10.2    Lease dated October 15, 1990 between NBD Trust Company of Illinois and
           Aladdin related to a finished goods distribution warehouse in Romeoville, Illinois. (Incorporated herein by reference to Exhibit
           10.28 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

*10.3    Lease dated October 3, 1994 between Almoda and Aladdin related to a finished goods distribution warehouse in Columbus, Ohio. (Incorporated herein by reference to Exhibit 10.29 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

*10.4    Lease dated March 1, 1994 between Design Leasing and Holding Company,
           Inc. and American Rug Craftsmen, Inc. related to a manufacturing facility and warehouse in Calhoun, Georgia. (Incorporated herein by reference to Exhibit 10.35 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

*10.5    Lease dated May 1, 1997 between Opus East, LLC and Mohawk concerning a distribution warehouse in Glen Burnie, Maryland. (Incorporated herein by reference to Exhibit 10.8 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

*10.6    Lease dated September 23, 1996 between West End Road Associates and
           Mohawk concerning a distribution warehouse in Pompton Plains, New Jersey. (Incorporated herein by reference to Exhibit 10.10 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

*10.7    Lease dated November 27, 1996 between CP-Regency Business Park LTD and
           Aladdin concerning a distribution warehouse in Grand Prairie, Texas. (Incorporated herein by reference to Exhibit 10.12 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

*10.8    Lease dated September 1, 1996 between Catellus Development Corp. and
           Mohawk concerning a distribution warehouse in LaMirada, California. (Incorporated herein by reference to Exhibit 10.11 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

 10.9 Lease dated October 15, 2000 between Majestic Realty Co. and Principal Life Insurance Company and Aladdin concerning a distribution warehouse in La Mirada, California.

*10.10   Lease dated June 1, 1998 between Intermark USA, Inc. and Aladdin
           Manufacturing Corporation concerning a warehouse in Kensington, Georgia. (Incorporated herein by reference to Exhibit 10.11 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)

*10.11   Lease dated February 18, 1999 between Aladdin Manufacturing Corporation and Industrial Developments International Inc. concerning a warehouse in Bolingbrook, Illinois. (Incorporated herein by reference to Exhibit 10.12 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)

*10.12   Lease dated February 18, 1999 between Mohawk Industries, Inc. and
           Senecca G&H, L.L.C. concerning a warehouse in Miami, Florida. (Incorporated herein by reference to Exhibit 10.13 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)

 10.13 Lease dated November 28, 2000 between Aladdin Manufacturing Corporation. and Lathrop industrial development, LLC a warehouse in Lathrop, California

*10.14   Lease dated December 3, 1999 between Aladdin Manufacturing Corporation and Ex-Cell Home Fashions, Inc. concerning a plant in Bentonville, Arkansas. (Incorporated herein by reference to Exhibit 10.14 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)

 10.15 Lease dated April 1, 2000 between Aladdin Manufacturing Corporation and DMK Holdings LLC, concerning a warehouse in Calhoun, Georgia.

 10.16 Lease dated April 1, 2000 between Aladdin Manufacturing Corporation and DMK Holdings LLC, concerning a warehouse in Calhoun, Georgia.

 10.17 Lease dated April 1, 2000 between Aladdin Manufacturing Corporation and DMK Holdings LLC, concerning a warehouse in Calhoun, Georgia.

 10.18 Lease dated December 29, 1999 between Aladdin Manufacturing Corporation and Seattle-Tacoma Box Company concerning a warehouse in Kent, Washington.

*10.19   Fifth Amended and Restated Credit Agreement dated as of November 23,
           1999 among Mohawk, Wachovia Bank, N.A. Suntrust Bank, Atlanta and First Union National Bank. (Incorporated herein by reference to
           Exhibit 10.15 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)

*10.20   Amended and Restated Series Note Agreement dated as of August 31, 1999 for $85 million of senior notes due September 1, 2005 among Mohawk, John Hancock Mutual Life Insurance Company, John Hancock Variable Life Insurance Company, Investors Partner Life Insurance Company, Principal Life Insurance Company, The Franklin Life Insurance Company and The Prudential Insurance Company of America. (Incorporated herein by reference to Exhibit 10.2 of Mohawk's Quarterly Report on Form 10-Q for the quarter ended October 2, 1999.)

*10.21   Amended and Restated Note Purchase Agreement dated as of August 31,
           1999 for $100 million senior notes due September 16, 2004 among Mohawk, The Prudential Insurance Company of America, Principal Life Insurance Company, John Hancock Mutual Life Insurance Company, Massachusetts Mutual Life Insurance Company, Alexander Hamilton Life Insurance Company of America and The Franklin Life Insurance Company. (Incorporated herein by reference to Exhibit 10.2 of Mohawk's Quarterly Report on Form 10-Q for the quarter ended October 2, 1999.)

*10.22   Registration Rights Agreement by and among Mohawk, Citicorp
           Investments, Inc., ML-Lee Acquisition Fund, L.P. and Certain Management Investors. (Incorporated herein by reference to Exhibit
           10.14 of Mohawk's Registration Statement on Form S-1, Registration No. 33-45418.)

*10.23   Voting Agreement, Consent of Stockholders and Amendment to 1992
           Registration Rights Agreement dated December 3, 1993 by and among Aladdin, Mohawk, Citicorp Investments, Inc., ML-Lee Acquisition Fund, L.P., David L. Kolb, Donald G. Mercer, Frank A. Procopio and John D. Swift. (Incorporated herein by reference to Exhibit 10(b) of Mohawk's Registration Statement on Form S-4, Registration No. 33-74220.)

*10.24   Registration Rights Agreement by and among Mohawk and the former shareholders of Aladdin. (Incorporated herein by reference to Exhibit
           10.32 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

*10.25   Waiver Agreement between Alan S. Lorberbaum and Mohawk dated as of
           March 23, 1994 to the Registration Rights Agreement dated as of February 25, 1994 between Mohawk and those other persons who are signatories thereto. (Incorporated herein by reference to Exhibit 10.3 of Mohawk's Quarterly Report on Form 10-Q for the quarter ended July 2, 1994.)

*10.26   Stock Restriction and Registration Rights Agreement dated as of October
           22, 1998 by and among Mohawk and the former shareholders of World. (Incorporated herein by reference to Exhibit 99.1 of Mohawk's Current Report on Form 8-K dated February 19, 1999.)

*10.27   Second Consolidated, Amended and Restated Note Agreement dated as of
           August 31, 1999 for $50 million of senior notes, $40,000,000 of which are due October 26, 2002 and $10,000,000 of which are due July 30, 2002, among Mohawk and The Prudential Insurance Company of America. (Incorporated herein by reference to Exhibit 10.3 of Mohawk's Quarterly Report on Form 10-Q dated October 2, 1999.)

 10.28 Receivables Purchase and Sale Agreement dated as of October 25, 2000 by and among Mohawk Carpet Corporation, Mohawk Commercial, Inc., and Durkan Patterned Carpets, Inc. and Mohawk Factoring, Inc.

 10.29 Credit and Security Agreement dated as of October 25, 2000 by and among Mohawk Factoring, Inc, as borrower, Mohawk servicing, Inc., as Servicer, Blue Ridge Asset Funding Corporation, The Liquidity Banks and Wachovia Bank, N.A., as Agent.

 10.30 Interest Rate Swap Agreement dated August 31 2000 by Mohawk Industries, Inc, and First Union National Bank.

Exhibits Related to Executive Compensation Plans, Contracts and other
Arrangements:

*10.31   Mohawk Carpet Corporation Retirement Savings Plan, as amended.
           (Incorporated herein by reference to Exhibit 10.1 of Mohawk's Registration Statement on Form S-1, Registration No. 33-45418.)

*10.32   Mohawk Carpet Corporation Supplemental Executive Retirement Plan, as
           amended. (Incorporated herein by reference to Exhibit 10.2 of Mohawk's Registration Statement on Form S-1, Registration No. 33-45418.)

*10.33   World Carpets, Inc. Savings and Retirement Plan dated January 1, 1989.
           (Incorporated herein by reference to Exhibit 10.70 of Mohawk's Annual Report on Form 10-K for the year ended December 31, 1998)

*10.34   Mohawk Industries, Inc. Employee Stock Purchase Plan together with forms of related Management Investment Agreement, Non-Qualified Stock Option Agreement, and amendments thereto. (Incorporated herein by reference to Exhibit 10.3 of Mohawk's Registration Statement on Form S-1, Registration No. 33-45418.)

*10.35   Stock Purchase Agreement dated as of December 30, 1988 between Mohawk and Mohasco as supplemented by Supplement to Stock Purchase Agreement dated December 30, 1988. (Incorporated herein by reference to Exhibit
           10.4 of Mohawk's Registration Statement on Form S-1, Registration No. 33-45418.)

*10.36   Securities Purchase and Holders Agreement dated as of December 31,
           1988, as amended and restated March 30, 1989, together with amendments thereto and forms of related Non-Qualified Stock Option Agreement and amendments thereto. (Incorporated herein by reference to Exhibit 10.5 of Mohawk's Registration Statement on Form S-1, Registration No. 33-45418.)

*10.37   Investment Agreement dated as of March 31, 1989 among Mohawk, Mohawk
           Carpet, Citicorp Capital Investors Ltd., Citicorp Venture Capital Ltd. and ML-Lee Acquisition Fund, L.P. (Incorporated herein by reference to Exhibit 10.6 of Mohawk's Registration Statement on Form S-1, Registration No. 33-45418.)

*10.38   Equity Securities Agreement dated March 31, 1989 among Mohawk, ML-Lee
           Acquisition Fund, L.P. and Citicorp Venture Capital Ltd. (Incorporated herein by reference to Exhibit 10.7 of Mohawk's Registration Statement on Form S-1, Registration No. 33-45418.)

*10.39   Securities Holders Agreement among Mohawk and Certain Management
           Investors dated as of March 6, 1992. (Incorporated herein by reference to Exhibit 10.40 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

*10.40   Mohawk Industries, Inc. 1992 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.8 of Mohawk's Registration Statement on Form S-1, Registration No. 33-45418.)

*10.41   Amendment dated July 22, 1993 to the Mohawk Industries, Inc. 1992
           Stock Option Plan. (Incorporated herein by reference to Exhibit 10.2 in Mohawk's quarterly report on Form 10-Q for the quarter ended July 3, 1993.)

*10.42   Second Amendment dated February 17, 2000 to the Mohawk Industries,
           Inc. 1992 Stock Option Plan. (Incorporated herein by reference to
           Exhibit 10.35 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)

*10.43   Mohawk Industries, Inc. 1992 Mohawk-Horizon Stock Option Plan.
           (Incorporated herein by reference to Exhibit 10.15 of Mohawk's Registration Statement on Form S-1, Registration Number 33-53932.)

*10.44   Amendment dated July 22, 1993 to the Mohawk Industries, Inc. 1992
           Mohawk-Horizon Stock Option Plan. (Incorporated herein by reference to Exhibit 10.1 of Mohawk's quarterly report on Form 10-Q for the quarter ended July 3, 1993.)

*10.45   Second Amendment dated February 17, 2000 to the Mohawk Industries,
           Inc. 1992 Mohawk-Horizon Stock Option Plan. (Incorporated herein by reference to Exhibit 10.38 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)

*10.46   Mohawk Industries, Inc. 1993 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.39 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.)

*10.47   First Amendment dated February 17, 2000 to the Mohawk Industries,
           Inc. 1993 Stock Option Plan. (Incorporated herein by reference to
           Exhibit 10.40 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)

*10.48   Form of Promissory Note between Mohawk and each of the following;
           David L. Kolb, John D. Swift and Frank A. Procopio. (Incorporated herein by reference to Exhibit 10.75 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

*10.49   The Mohawk Industries, Inc. Executive Deferred Compensation Plan.
           (Incorporated herein by reference to Exhibit 10.65 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

*10.50   The Mohawk Industries, Inc. Management Deferred Compensation Plan.
           (Incorporated herein by reference to Exhibit 10.66 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

*10.51   1997 Non-Employee Director Stock Compensation Plan. (Incorporated
           herein by reference to Exhibit 10.79 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

*10.52   1997 Long-Term Incentive Plan. (Incorporated herein by reference to
           Exhibit 10.80 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

*10.53   Amendment No. 1 to 1997 Non-Employee Director Stock Compensation
           Plan. (Incorporated herein by reference to Exhibit 10.74 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)

*10.54   Consulting Agreement between Mohawk Industries, Inc. and David L.
           Kolb dated August 1, 2000. (Incorporated herein by reference to Exhibit 10 in Mohawk's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.)

 10.55 Amendment and Restated Consulting Agreement between Mohawk Industries, Inc. and David L. Kolb dated January 17, 2001.

11       Statement re: Computation of Per Share Earnings.

21       Subsidiaries of the Registrant.

23.1     Independent Auditors' Consent - KPMG LLP.

___________
*  Indicates exhibit incorporated by reference.

  (b) Reports on Form 8-K.

  1. Current Report on Form 8-K: Purchase of Crown Crafts, Inc. Woven Division, dated October 11, 2000.
  2. Current Report on Form 8-K: Third quarter earnings press release, dated October 12, 2000.
  3. Current Report on Form 8-K: Completion of the purchase of Crown Crafts, Inc. Woven Division, dated November 14, 2000.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Mohawk Industries, Inc.

Dated: March 9, 2001
                                         By:  /s/ Jeffrey S. Lorberbaum
                                         ---------------------------------------
                                                  Jeffrey S. Lorberbaum,
                                          President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: March 9, 2001                          /s/ Jeffrey S. Lorberbaum
                                         ---------------------------------------
                                                  Jeffrey S. Lorberbaum,
                                          President and Chief Executive Officer
                                              (principal executive officer)


Dated: March 9, 2001                          /s/ John D. Swift
                                         ---------------------------------------
                                                  John D. Swift,
                                             Chief Financial Officer, Vice
                                                  President-Finance
                                               and Assistant Secretary
                                         (principal financial and accounting
                                                      officer)


Dated: March 9, 2001                            /s/ David L. Kolb
                                         ---------------------------------------
                                                    David L. Kolb,
                                                 Chairman of the Board

Dated: March 9, 2001                            /s/ Leo Benatar
                                         ---------------------------------------
                                                    Leo Benatar,
                                                      Director

Dated: March 9, 2001                          /s/ Bruce C. Bruckmann
                                         ---------------------------------------
                                                  Bruce C. Bruckmann,
                                                      Director

Dated: March 9, 2001                            /s/ S. H. Sharpe
                                         ---------------------------------------
                                                    S. H. Sharpe
                                                      Director

Dated: March 9, 2001                          /s/ Larry W. McCurdy
                                         ---------------------------------------
                                                  Larry W. McCurdy,
                                                      Director

Dated: March 9, 2001                          /s/ Robert N. Pokelwaldt
                                         ---------------------------------------
                                                  Robert N. Pokelwaldt,
                                                       Director

                                                                      SCHEDULE I

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
                 Condensed Financial Information Of Registrant
                            Mohawk Industries, Inc.

                                Balance Sheets

                          December 31, 2000 and 1999

                     (In thousands, except per share data)

                                    ASSETS                                          2000           1999
                                                                              ---------------  -------------
Current assets - intercompany receivable..................................... $     398,238        507,386
Investment in subsidiaries...................................................       883,163        720,564
                                                                              ---------------  -------------
                                                                              $   1,281,401      1,227,950
                                                                              ===============  =============

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities-current portion of long-term debt........................ $     221,982         30,873
Long-term debt, less current portion.........................................       305,059        504,531
                                                                              ---------------  -------------
     Total liabilities.......................................................       527,041        535,404
                                                                              ---------------  -------------

Preferred stock, $.01 par value; 60 shares authorized; no shares issued......             -              -
Common stock, $.01 par value; 150,000 shares authorized; 60,838 and 60,657
   shares issued in 2000 and 1999, respectively..............................           608            607
Additional paid-in capital...................................................       183,303        179,993
Retained earnings............................................................       758,531        595,932
                                                                              ---------------  -------------
                                                                                    942,442        776,532
  Less treasury stock at cost; 8,538 and 3,952 shares in 2000 and 1999,
   respectively..............................................................       188,082         83,986
                                                                              ---------------  -------------
     Total stockholder's equity..............................................       754,360        692,546
                                                                              ---------------  -------------
                                                                              $   1,281,401      1,227,950
                                                                              ===============  =============

                                                                     SCHEDULE I
                                                                     (continued)

                    MOHAWK INDUSTRIES, INC AND SUBSIDIARIES
                 Condensed Financial Information Of Registrant
                            Mohawk Industries, Inc

                             Statements of Earnings

                   Years Ended December 31, 2000, 1999 and 1998

                                 (In thousands)

                                                   2000       1999      1998
                                                ---------- ---------  --------
Equity in earnings of subsidiaries..........    $  162,599   157,239   115,254
                                                ---------- ---------  --------
       Net earnings.........................    $  162,599   157,239   115,254
                                                ========== =========  ========

                                                                     SCHEDULE I
                                                                     (continued)

                    MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
                 Condensed Financial Information Of Registrant
                            Mohawk Industries, Inc.

                           Statements of Cash Flows

                 Years Ended December 31, 2000, 1999 and 1998

                                (In thousands)

                                                                                          2000           1999           1998
                                                                                     ---------------  -------------  -------------
Cash flows from operating activities:
       Net earnings........................................................         $     162,599        157,239        115,254
       Adjustments to reconcile net earnings to net cash used in operating activities:

             Equity in earnings of subsidiaries............................              (162,599)      (157,239)      (115,254)
             Increase in intercompany receivable...........................              (109,148)       459,652          1,964
                                                                                    -------------    -----------    -----------
             Net cash (used in) provided by operating activities...........              (109,148)       459,652          1,964
                                                                                    -------------    -----------    -----------
Cash flows from financing activities:
       Net proceeds from revolving line of credit..........................              (168,595)       384,452             -
       Proceeds from asset securitization..................................               191,104             -              -
       Net proceeds from  term loans.......................................               (30,872)       150,952             -
       Stock options exercised.............................................                 2,397          1,391          4,417
       Tax benefit from exercise of stock options..........................                   914            216            243
       Purchase of treasury stock..........................................              (104,096)       (83,986)            -
       Other...............................................................                    -           6,627         (2,696)
                                                                                    -------------    -----------    -----------
             Net cash (used in) provided by financing activities...........              (109,148)       459,652          1,964
                                                                                    -------------    -----------    -----------
                   Net change in cash......................................                    -              -              -
Cash, beginning of year....................................................                    -              -              -
                                                                                    -------------    -----------    -----------
Cash, end of year..........................................................         $          -              -              -
                                                                                    =============    ===========    ===========

                                                                      SCHEDULE I
                                                                     (continued)
                    MOHAWK INDUSTRIES, INC AND SUBSIDIARIES
            Notes to Condensed Financial Information Of Registrant
                            Mohawk Industries, Inc


                          December 31, 2000 and 1999

                     (In thousands, except per share data)

(1)   Long-Term Debt
The Company's credit agreement provides for an interest rate of either (i) LIBOR plus 0.2% to 0.5%, depending upon the Company's performance measured against certain financial ratios, or (ii) the prime rate less 1.0% and has a termination date of January 28, 2004. At December 31, 2000, the Company had credit availability of $450,000 under its revolving credit line and $70,000 under various short-term uncommitted credit lines. At December 31, 2000, a total of $266,969 was unused under these lines. The credit agreement contains customary financial and other covenants. The Company must pay an annual facility fee ranging from .0015 to .0025 of the total credit commitment, depending upon the Company's performance measured against specific coverage ratios, under the revolving credit line.

On October 25, 2000, the Company entered into a one-year asset securitization agreement enabling the Company to sell up to $205,000 of an undivided interest in a defined pool of trade accounts receivable. The agreement may be extended in one year terms. The net proceeds were used to reduce borrowings under the revolving credit facility. Interest rates under the facility vary with the commercial paper rates for the Blue Ridge Asset Funding Corporation plus an applicable margin. The interest rate under the facility generally averages slightly lower than rates under the Company's revolving line of credit.

     Long term debt consists of the following:

                                                                                       2000                           1999
                                                                                ------------------             ------------------
     Revolving line of credit, due January 28, 2004.......................      $          215,857                        384,452
     Asset securitization, due October 24, 2001...........................                 191,104                            -
     8.46% senior notes, payable in annual principal installments beginning in 1998, due September 16, 2004, interest payable
       quarterly..........................................................                  57,143                         71,429
     7.14%-7.23% senior notes, payable in annual principal
       installments beginning in 1997, due September 1, 2005,
       interest payable semiannually......................................                  47,222                         56,666
     8.48% term loans, payable in annual principal installments,
       due October 26, 2002, interest payable quarterly...................                  11,429                         17,143
     7.58% senior notes, payable in annual principal installments beginning in 1997, due July 30, 2003, interest payable
       semiannually.......................................................                   4,286                          5,714
                                                                                ------------------             ------------------
                     Total long-term debt.................................                 527,041                        535,404
     Less current portion.................................................                 221,982                         30,873
                                                                                ------------------             ------------------
                     Long-term debt, excluding current portion............      $          305,059                        504,531
                                                                                ==================             ==================

     The aggregate maturities of long-term debt as of December 31, 2000 are as follows:

     2001.................................................................      $          221,982
     2002.................................................................                  30,866
     2003.................................................................                  25,159
     2004.................................................................                 239,587
     2005.................................................................                   9,447
     Thereafter...........................................................                     -
                                                                                ------------------
                                                                                $          527,041
                                                                                ==================

                                                                     SCHEDULE II

                    MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

                Consolidated Valuation and Qualifying Accounts

                 Years Ended December 31, 2000, 1999 and 1998

                                (In thousands)

                                                                                 Additions
                                                                  Balance at     charged to                       Balance
                                                                  beginning      costs and                         at end
                     Description                                   of year        expenses      Deductions(1)     of year
                     -----------                               ---------------  -------------  ---------------  -------------
Year ended December 31, 1998:
     Allowance for doubtful accounts - trade...............    $      17,162         13,173            7,325         23,010
     Provision for cash discounts..........................           10,036         73,349           72,898         10,487
     Provision for claims and allowances...................           25,037        101,088          101,389         24,736
                                                               ---------------  -------------  ---------------  -------------
          Total............................................    $      52,235        187,610          181,612         58,233
                                                               ===============  =============  ===============  =============

Year ended December 31, 1999:
     Allowance for doubtful accounts - trade...............    $      23,010         15,804            4,710         34,104
     Provision for cash discounts..........................           10,487         75,155           76,680          8,962
     Provision for claims and allowances...................           24,736        123,515          120,838         27,413
                                                               --------------  -------------  ---------------  -------------
          Total............................................    $      58,233        214,474          202,228         70,479
                                                               ==============  =============  ===============  =============

Year ended December 31, 2000:
     Allowance for doubtful accounts - trade...............    $      34,104         15,717           10,968         38,853
     Provision for cash discounts..........................            8,962         81,872           78,641         12,193
     Provision for claims and allowances...................           27,413        138,815          136,179         30,049
                                                               --------------  -------------  ---------------  -------------
          Total............................................    $      70,479        236,404          225,788         81,095
                                                               ==============  =============  ===============  =============

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

 *2.2  Agreement and Plan of Merger by and among Mohawk, WC Acquisition Corp.,
         World Carpets, Inc.and the shareholders of World Carpets, Inc. dated as of October 22, 1998. (Incorporated herein by reference to Exhibit 2 of the Mohawk Registration Statement on Form S-3, Registration No. 333-66061, as filed October 22, 1998.)

 *2.3  Asset Purchase Agreement by and among Aladdin Manufacturing
         Corporation, Image Industries, Inc. and The Maxim Group, Inc. dated as of November 12, 1998, as amended and restated on January 29, 1999. (Incorporated herein by reference to Exhibit 2.1 in Mohawk's Current Report on Form 8-K dated January 29, 1999.)

 *2.4  Agreement and Plan of Merger by and among Mohawk, Durkan Acquisition
         Corp., Nonpareil Acquisition Corp, Durkan Patterned Carpets, Inc.; the shareholders of Durkan Patterned Carpets, Inc. and the shareholders of Nonpareil Dying and Finishing, Inc., dated as of February 26, 1999. (Incorporated herein by reference to Exhibit 2.1 of the Mohawk Registration Statement on Form S-3, Registration No. 333-77231, as filed April 28, 1999.)

 *3.1  Restated Certificate of Incorporation of Mohawk, as amended.
         (Incorporated herein by reference to Exhibit 3.1 in Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

 *3.2 Amended and Restated Bylaws of Mohawk. (Incorporated herein by reference to Exhibit 3.2 in Mohawk's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.)

 *4.1  See Article 4 of the Restated Certificate of Incorporation of Mohawk.
         (Incorporated herein by reference to Exhibit 3.1 in Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

 *4.2  See Articles 2, 6, and 9 of the Amended and Restated Bylaws of Mohawk.
         (Incorporated herein by reference to Exhibit 3.2 in Mohawk's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.)

*10.1 Lease dated April 1, 1988 between Horizon and Kay D. Owens concerning the addition between the Tufting and Coater Buildings on South Industrial Boulevard in Calhoun, Georgia. (Incorporated herein by reference to Exhibit 10.24 in Mohawk's Registration Statement on Form S-1, Registration No. 33-53932.)

*10.2  Lease dated October 15, 1990 between NBD Trust Company of Illinois and
         Aladdin related to a finished goods distribution warehouse in Romeoville, Illinois. (Incorporated herein by reference to Exhibit
         10.28 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

*10.3 Lease dated October 3, 1994 between Almoda and Aladdin related to a finished goods distribution warehouse in Columbus, Ohio. (Incorporated herein by reference to Exhibit 10.29 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

*10.4  Lease dated March 1, 1994 between Design Leasing and Holding Company,
         Inc. and American Rug Craftsmen, Inc. related to a manufacturing facility and warehouse in Calhoun, Georgia. (Incorporated herein by reference to Exhibit 10.35 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

*10.5 Lease dated May 1, 1997 between Opus East, LLC and Mohawk concerning a distribution warehouse in Glen Burnie, Maryland. (Incorporated herein by reference to Exhibit 10.8 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

*10.6  Lease dated September 23, 1996 between West End Road Associates and
         Mohawk concerning a distribution warehouse in Pompton Plains, New Jersey. (Incorporated herein by reference to Exhibit 10.10 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

*10.7  Lease dated November 27, 1996 between CP-Regency Business Park LTD and
         Aladdin concerning a distribution warehouse in Grand Prairie, Texas. (Incorporated herein by reference to Exhibit 10.12 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

*10.8  Lease dated September 1, 1996 between Catellus Development Corp. and
         Mohawk concerning a distribution warehouse in LaMirada, California. (Incorporated herein by reference to Exhibit 10.11 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

 10.9 Lease dated October 15, 2000 between Majestic Realty Co. and Principal Life Insurance Company and Aladdin concerning a distribution warehouse in La Mirada, California.

*10.10 Lease dated June 1, 1998 between Intermark USA, Inc. and Aladdin
         Manufacturing Corporation concerning a warehouse in Kensington, Georgia. (Incorporated herein by reference to Exhibit 10.11 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)

*10.11 Lease dated February 18, 1999 between Aladdin Manufacturing
         Corporation and Industrial Developments International Inc. concerning a warehouse in Bolingbrook, Illinois. (Incorporated herein by reference to Exhibit 10.12 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)

*10.12 Lease dated February 18, 1999 between Mohawk Industries, Inc. and
         Senecca G&H, L.L.C. concerning a warehouse in Miami, Florida. (Incorporated herein by reference to Exhibit 10.13 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)

 10.13 Lease dated November 28, 2000 between Aladdin Manufacturing Corporation. and Lathrop industrial development, LLC a warehouse in Lathrop, California

*10.14 Lease dated December 3, 1999 between Aladdin Manufacturing
         Corporation and Ex-Cell Home Fashions, Inc. concerning a plant in Bentonville, Arkansas. (Incorporated herein by reference to Exhibit
         10.14 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)

 10.15 Lease dated April 1, 2000 between Aladdin Manufacturing Corporation and DMK Holdings LLC, concerning a warehouse in Calhoun, Georgia.

 10.16 Lease dated April 1, 2000 between Aladdin Manufacturing Corporation and DMK Holdings LLC, concerning a warehouse in Calhoun, Georgia.

 10.17 Lease dated April 1, 2000 between Aladdin Manufacturing Corporation and DMK Holdings LLC, concerning a warehouse in Calhoun, Georgia.

 10.18 Lease dated December 29, 1999 between Aladdin Manufacturing Corporation and Seattle-Tacoma Box Company concerning a warehouse in Kent, Washington.

*10.19 Fifth Amended and Restated Credit Agreement dated as of November 23,
         1999 among Mohawk, Wachovia Bank, N.A. Suntrust Bank, Atlanta and First Union National Bank. (Incorporated herein by reference to Exhibit 10.15 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)

*10.20 Amended and Restated Series Note Agreement dated as of August 31,
         1999 for $85 million of senior notes due September 1, 2005 among Mohawk, John Hancock Mutual Life Insurance Company, John Hancock Variable Life Insurance Company, Investors Partner Life Insurance Company, Principal Life Insurance Company, The Franklin Life Insurance Company and The Prudential Insurance Company of America. (Incorporated herein by reference to Exhibit 10.2 of Mohawk's Quarterly Report on Form 10-Q for the quarter ended October 2, 1999.)

*10.21 Amended and Restated Note Purchase Agreement dated as of August 31,
         1999 for $100 million senior notes due September 16, 2004 among Mohawk, The Prudential Insurance Company of America, Principal Life Insurance Company, John Hancock Mutual Life Insurance Company, Massachusetts Mutual Life Insurance Company, Alexander Hamilton Life Insurance Company of America and The Franklin Life Insurance Company. (Incorporated herein by reference to Exhibit 10.2 of Mohawk's Quarterly Report on Form 10-Q for the quarter ended October 2, 1999.)

*10.22 Registration Rights Agreement by and among Mohawk, Citicorp
         Investments, Inc., ML-Lee Acquisition Fund, L.P. and Certain Management Investors. (Incorporated herein by reference to Exhibit 10.14 of Mohawk's Registration Statement on Form S-1, Registration No. 33-45418.)

*10.23 Voting Agreement, Consent of Stockholders and Amendment to 1992
         Registration Rights Agreement dated December 3, 1993 by and among Aladdin, Mohawk, Citicorp Investments, Inc., ML-Lee Acquisition Fund, L.P., David L. Kolb, Donald G. Mercer, Frank A. Procopio and John D. Swift. (Incorporated herein by reference to Exhibit 10(b) of Mohawk's Registration Statement on Form S-4, Registration No. 33-74220.)

*10.24 Registration Rights Agreement by and among Mohawk and the former shareholders of Aladdin. (Incorporated herein by reference to Exhibit
         10.32 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

*10.25 Waiver Agreement between Alan S. Lorberbaum and Mohawk dated as of
         March 23, 1994 to the Registration Rights Agreement dated as of February 25, 1994 between Mohawk and those other persons who are signatories thereto. (Incorporated herein by reference to Exhibit 10.3 of Mohawk's Quarterly Report on Form 10-Q for the quarter ended July 2, 1994.)

*10.26 Stock Restriction and Registration Rights Agreement dated as of
         October 22, 1998 by and among Mohawk and the former shareholders of World. (Incorporated herein by reference to Exhibit 99.1 of Mohawk's Current Report on Form 8-K dated February 19, 1999.)

*10.27 Second Consolidated, Amended and Restated Note Agreement dated as of
         August 31, 1999 for $50 million of senior notes, $40,000,000 of which are due October 26, 2002 and $10,000,000 of which are due July 30, 2002, among Mohawk and The Prudential Insurance

          Company of America. (Incorporated herein by reference to Exhibit 10.3 of Mohawk's Quarterly Report on Form 10-Q dated October 2, 1999.)

  10.28 Receivables Purchase and Sale Agreement dated as of October 25, 2000 by and among Mohawk Carpet Corporation, Mohawk Commercial, Inc., and Durkan Patterned Carpets, Inc. and Mohawk Factoring, Inc.

  10.29 Credit and Security Agreement dated as of October 25, 2000 by and among Mohawk Factoring, Inc, as borrower, Mohawk servicing, Inc., as Servicer, Blue Ridge Asset Funding Corporation, The Liquidity Banks and Wachovia Bank, N.A., as Agent.

  10.30 Interest Rate Swap Agreement dated August 31 2000 by Mohawk Industries, Inc, and First Union National Bank.

Exhibits Related to Executive Compensation Plans, Contracts and other
Arrangements:

 *10.31 Mohawk Carpet Corporation Retirement Savings Plan, as amended.
          (Incorporated herein by reference to Exhibit 10.1 of Mohawk's Registration Statement on Form S-1, Registration No. 33-45418.)

 *10.32 Mohawk Carpet Corporation Supplemental Executive Retirement Plan, as amended. (Incorporated herein by reference to Exhibit 10.2 of Mohawk's Registration Statement on Form S-1, Registration No. 33-45418.)

 *10.33 World Carpets, Inc. Savings and Retirement Plan dated January 1, 1989.
          (Incorporated herein by reference to Exhibit 10.70 of Mohawk's Annual Report on Form 10-K for the year ended December 31, 1998)

 *10.34 Mohawk Industries, Inc. Employee Stock Purchase Plan together with forms of related Management Investment Agreement, Non-Qualified Stock Option Agreement, and amendments thereto. (Incorporated herein by reference to Exhibit 10.3 of Mohawk's Registration Statement on Form S-1, Registration No. 33-45418.)

 *10.35 Stock Purchase Agreement dated as of December 30, 1988 between Mohawk and Mohasco as supplemented by Supplement to Stock Purchase Agreement dated December 30, 1988. (Incorporated herein by reference to Exhibit
          10.4 of Mohawk's Registration Statement on Form S-1, Registration No. 33-45418.)

 *10.36 Securities Purchase and Holders Agreement dated as of December 31,
          1988, as amended and restated March 30, 1989, together with amendments thereto and forms of related Non-Qualified Stock Option Agreement and amendments thereto. (Incorporated herein by reference to Exhibit 10.5 of Mohawk's Registration Statement on Form S-1, Registration No. 33-45418.)

 *10.37 Investment Agreement dated as of March 31, 1989 among Mohawk, Mohawk
          Carpet, Citicorp Capital Investors Ltd., Citicorp Venture Capital Ltd. and ML-Lee Acquisition Fund, L.P. (Incorporated herein by reference to Exhibit 10.6 of Mohawk's Registration Statement on Form S-1, Registration No. 33-45418.)

 *10.38 Equity Securities Agreement dated March 31, 1989 among Mohawk, ML-Lee
          Acquisition Fund, L.P. and Citicorp Venture Capital Ltd. (Incorporated herein by reference to Exhibit 10.7 of Mohawk's Registration Statement on Form S-1, Registration No. 33-45418.)

 *10.39 Securities Holders Agreement among Mohawk and Certain Management
          Investors dated as of March 6, 1992. (Incorporated herein by reference to Exhibit 10.40 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

 *10.40 Mohawk Industries, Inc. 1992 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.8 of Mohawk's Registration Statement on Form S-1, Registration No. 33-45418.)

 *10.41 Amendment dated July 22, 1993 to the Mohawk Industries, Inc. 1992
          Stock Option Plan. (Incorporated herein by reference to Exhibit 10.2 in Mohawk's quarterly report on Form 10-Q for the quarter ended July 3, 1993.)

 *10.42 Second Amendment dated February 17, 2000 to the Mohawk Industries,
          Inc. 1992 Stock Option Plan. (Incorporated herein by reference to
          Exhibit 10.35 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)

 *10.43 Mohawk Industries, Inc. 1992 Mohawk-Horizon Stock Option Plan.
          (Incorporated herein by reference to Exhibit 10.15 of Mohawk's Registration Statement on Form S-1, Registration Number 33-53932.)

 *10.44 Amendment dated July 22, 1993 to the Mohawk Industries, Inc. 1992
          Mohawk-Horizon Stock Option Plan. (Incorporated herein by reference to
          Exhibit 10.1 of Mohawk's quarterly report on Form 10-Q for the quarter ended July 3, 1993.)

 *10.45 Second Amendment dated February 17, 2000 to the Mohawk Industries,
          Inc. 1992 Mohawk-Horizon Stock Option Plan. (Incorporated herein by reference to Exhibit 10.38 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)

 *10.46 Mohawk Industries, Inc. 1993 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.39 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.)

 *10.47 First Amendment dated February 17, 2000 to the Mohawk Industries,
          Inc. 1993 Stock Option Plan. (Incorporated herein by reference to
          Exhibit 10.40 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)

 *10.48 Form of Promissory Note between Mohawk and each of the following;
          David L. Kolb, John D. Swift and Frank A. Procopio. (Incorporated herein by reference to Exhibit 10.75 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

 *10.49 The Mohawk Industries, Inc. Executive Deferred Compensation Plan.
          (Incorporated herein by reference to Exhibit 10.65 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

 *10.50 The Mohawk Industries, Inc. Management Deferred Compensation Plan.
          (Incorporated herein by reference to Exhibit 10.66 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

 *10.51 1997 Non-Employee Director Stock Compensation Plan. (Incorporated herein by reference to Exhibit10.79 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

 *10.52 1997 Long-Term Incentive Plan. (Incorporated herein by reference to
          Exhibit 10.80 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

 *10.53 Amendment No. 1 to 1997 Non-Employee Director Stock Compensation
          Plan. (Incorporated herein by reference to Exhibit 10.74 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)

 *10.54 Consulting Agreement between Mohawk Industries, Inc. and David L.
          Kolb dated August 1, 2000. (Incorporated herein by reference to Exhibit 10 in Mohawk's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.)

  10.55 Amendment and Restated Consulting Agreement between Mohawk Industries, Inc. and David L. Kolb dated January 17, 2001.

  11    Statement re: Computation of Per Share Earnings.

  21    Subsidiaries of the Registrant.

  23.1  Independent Auditors' Consent - KPMG LLP.

________
* Indicates exhibit incorporated by reference.

   (b) Reports on Form 8-K.

   1. Current Report on Form 8-K: Purchase of Crown Crafts, Inc. Woven Division, dated October 11, 2000.
   2. Current Report on Form 8-K: Third quarter earnings press release, dated October 12, 2000.
   3. Current Report on Form 8-K: Completion of the purchase of Crown Crafts, Inc. Woven Division, dated November 14, 2000.