Form 10-Q
period 2001-03-31
MOHAWK INDUSTRIES INC
filed 2001-05-11
CIK 851968

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
[Mark One]
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

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

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[_]

  The number of shares outstanding of the issuer's classes of capital stock as of May 11, 2001, the latest practicable date, is as follows: 52,286,280 shares of Common Stock, $.01 par value.

                            MOHAWK INDUSTRIES, INC.

                                     INDEX

                                                                                     Page No.
                                                                                     --------
Part I.  Financial Information:

         Item 1.  Financial Statements (Unaudited)                                        3

                  Notes to Condensed Consolidated Financial Statements (Unaudited)        7

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                  11

         Item 3.  Quantitative and Qualitative Disclosures About Market Risks            14


Part II.  Other Information

         Item 1.  Legal proceedings                                                      14

         Item 6.  Exhibits and Reports on Form 8-K                                       15

                         PART I. FINANCIAL INFORMATION

                         ITEM I. FINANCIAL STATEMENTS

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                (In thousands)
                                  (Unaudited)



                                                               March 31, 2001                   December 31, 2000
                                                    ------------------------------         -------------------------
Current assets:

    Receivables                                          $                 389,042                           358,809

    Inventories                                                            621,308                           574,595

    Prepaid expenses                                                        21,818                            26,973

    Deferred income taxes                                                   66,474                            66,474
                                                    ------------------------------         -------------------------

        Total current assets                                             1,098,642                         1,026,851
                                                    ------------------------------         -------------------------


Property, plant and equipment, at cost                                   1,249,647                         1,238,200
Less accumulated depreciation and
      amortization                                                         607,978                           588,147
                                                    ------------------------------         -------------------------

        Net property, plant and equipment                                  641,669                           650,053
                                                    ------------------------------         -------------------------


Other assets                                                               117,970                           118,474
                                                    ------------------------------         -------------------------

        Total assets                                     $               1,858,281                         1,795,378
                                                    ==============================         =========================


    See accompanying notes to condensed consolidated financial statements.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                                (In thousands)
                                  (Unaudited)


                                                             March 31, 2001                        December 31, 2000
                                                    ------------------------------          -------------------------
 Current liabilities:

    Current portion of long-term debt                    $                 203,635                            224,391
    Accounts payable and accrued expenses                                  422,756                            375,268
                                                    ------------------------------          -------------------------
        Total current liabilities                                          626,391                            599,659


Deferred income taxes                                                       75,808                             75,808
Long-term debt, less current portion                                       378,310                            365,437
Other long-term liabilities                                                    138                                114
                                                    ------------------------------          -------------------------
        Total liabilities                                                1,080,647                          1,041,018
                                                    ------------------------------          -------------------------


Stockholders' equity:
    Preferred stock, $.01 par value; 60 shares
      authorized; no shares issued                                               -                                  -
    Common stock, $.01 par value; 150,000 shares
      authorized; 60,964 and 60,838 shares
      issued in 2001 and 2000, respectively                                    610                                608
    Additional paid-in capital                                             185,735                            183,303
    Retained earnings                                                      785,737                            758,531
    Accumulated other comprehensive loss                                    (1,398)                                 -
                                                    ------------------------------          -------------------------
                                                                           970,684                            942,442

     Less treasury stock at cost; 8,703 shares
      in 2001 and 8,538 shares in 2000                                     193,050                            188,082
                                                    ------------------------------          -------------------------
           Total stockholders' equity                                      777,634                            754,360
                                                    ------------------------------          -------------------------

           Total liabilities and stockholders'
            equity                                       $               1,858,281                          1,795,378
                                                    ==============================          =========================


    See accompanying notes to condensed consolidated financial statements.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                     (In thousands, except per share data)
                                  (Unaudited)


                                                                            Three Months Ended
                                                    ----------------------------------------------------------------
                                                               March 31, 2001                     April 1, 2000
                                                    ------------------------------         -------------------------
Net sales                                                $                 743,683                           765,083

Cost of sales                                                              565,658                           574,520
                                                    ------------------------------         -------------------------
        Gross profit                                                       178,025                           190,563

Selling, general and administrative expenses                               124,420                           124,857
                                                    ------------------------------         -------------------------
        Operating income                                                    53,605                            65,706
                                                    ------------------------------         -------------------------

Other expense:
   Interest expense                                                          8,952                             8,740
   Other expense, net                                                        1,469                               773
                                                    ------------------------------         -------------------------
                                                                            10,421                             9,513
                                                    ------------------------------          ------------------------

        Earnings before income taxes                                        43,184                            56,193

Income taxes                                                                15,978                            22,196
                                                    ------------------------------          ------------------------


        Net earnings                                     $                  27,206                            33,997
                                                    ==============================          ========================


Basic earnings per share                                 $                    0.52                              0.61
                                                    ==============================          ========================

Weighted-average common shares outstanding                                  52,361                            55,611
                                                    ==============================          ========================


Diluted earnings per share                               $                    0.51                              0.61
                                                    ==============================          ========================

Weighted-average common and dilutive potential
   common shares outstanding                                                52,970                            56,097
                                                    ==============================          ========================

    See accompanying notes to condensed consolidated financial statements.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (In thousands)
                                  (Unaudited)

                                                                               Three Months Ended
                                                    -----------------------------------------------------------------
                                                                March 31, 2001                     April 1, 2000
                                                    ------------------------------          -------------------------
Cash flows from operating activities:
  Net earnings                                           $                  27,206                             33,997
  Adjustments to reconcile net earnings to net
     cash provided by operating activities:
      Depreciation and amortization                                         20,943                             20,875
      Loss (gain) on sale of property, plant
          and equipment                                                         89                                (45)
      Changes in operating assets and
       liabilities:
          Receivables                                                      (30,233)                           (33,505)
          Inventories                                                      (46,713)                           (58,493)
          Accounts payable and accrued expenses                             55,397                             89,504
          Other assets and prepaid expenses                                  4,708                             10,400
          Other liabilities                                                     25                                105
                                                    ------------------------------          -------------------------
             Net cash provided by operating
              activities                                                    31,422                             62,838
                                                    ------------------------------          -------------------------

Cash flows from investing activities:
  Additions to property, plant and equipment,
   net                                                                     (11,697)                           (18,059)
                                                    ------------------------------          -------------------------
             Net cash used in investing
              activities                                                   (11,697)                           (18,059)
                                                    ------------------------------          -------------------------

Cash flows from financing activities:
  Net change in revolving line of credit                                    13,172                              7,524
  Net change in asset securitization                                       (20,729)                                 -
  Redemption (proceeds) of IRBs and other, net                                (326)                             2,405
  Change in outstanding checks in excess of cash                            (9,308)                            (9,496)
  Acquisition of treasury stock                                             (4,968)                           (45,849)
  Common stock transactions                                                  2,434                                637
                                                    ------------------------------          -------------------------
             Net cash (used in) provided by
              financing activities                                         (19,725)                           (44,779)
                                                    ------------------------------          -------------------------

             Net change in cash                                                  -                                  -
Cash, beginning of period                                                        -                                  -
                                                    ------------------------------          -------------------------

Cash, end of period                                      $                       -                                  -
                                                    ==============================          =========================

Net cash paid during the period for:
  Interest                                               $                  10,681                              7,983
                                                    ==============================          =========================

  Income taxes                                           $                   1,939                              9,825
                                                    ==============================          =========================



    See accompanying notes to condensed consolidated financial statements.

                 MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (In thousands)
                                  (Unaudited)

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2000 Annual Report filed on Form 10-K, as filed with the Securities and Exchange Commission, which includes consolidated financial statements for the fiscal year ended December 31, 2000.

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

2.   Receivables

     Receivables are as follows:

                                                                  March 31, 2001                 December 31, 2000
                                                        ----------------------------         -----------------------

      Customers, trade                                       $               458,663                         433,042
      Other                                                                    3,017                           4,125
                                                        ----------------------------         -----------------------

                                                                             461,680                         437,167
      Less allowance for discounts, returns, claims
                  and doubtful accounts                                       72,638                          78,358
                                                        ----------------------------         -----------------------

        Net receivables                                      $               389,042                         358,809
                                                        ============================         =======================


     Effective January 1, 2001 the Company adopted Statement of Financial Standards No. 140 ("SFAS 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-A Replacement of FASB Statement No. 125 ("SFAS 125")," which revises the standards for accounting for securitizations and other transfers of financial assets and collateral. The provisions of SFAS 140 carry over most of the guidance outlined in SFAS 125 and further establish accounting and reporting standards with a financial-components approach that focuses on control. Under this approach, financial assets or liabilities are recognized when control is established and derecognized when control has been surrendered or the liability has been extinguished. In addition, specific implementation guidelines have been established to further distinguish transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 140 is effective prospectively for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of SFAS 140 did not have a material effect on the Company's results of operations.

                    MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)
                                  (Unaudited)

3.   Inventories

     The components of inventories are as follows:

                                                              March 31, 2001                    December 31, 2000
                                                        ----------------------------         -----------------------
        Finished goods                                       $               322,086                         295,447
        Work in process                                                       81,505                          73,658
        Raw materials                                                        217,717                         205,490
                                                        ----------------------------         -----------------------

           Total inventories                                 $               621,308                         574,595
                                                        ============================         =======================


4.   Other assets

     Other assets are as follows:

                                                             March 31, 2001                    December 31, 2000
                                                        ----------------------------         -----------------------
        Goodwill, net of accumulated amortization of
          $17,157 and $16,355, respectively                  $               111,574                         112,376

        Other assets                                                           6,396                           6,098
                                                        ----------------------------         -----------------------

           Total other assets                                $               117,970                         118,474
                                                        ============================         =======================


5.   Accounts payable and accrued expenses

     Accounts payable and accrued expenses are as follows:

                                                             March 31, 2001                     December 31, 2000
                                                        ----------------------------         -----------------------
        Outstanding checks in excess of cash                 $                33,587                          42,895
        Accounts payable, trade                                              197,435                         165,108
        Accrued expenses                                                     120,863                         104,313
        Accrued compensation                                                  70,871                          62,952
                                                        ----------------------------         -----------------------

           Total accounts payable and accrued
            expenses                                         $               422,756                         375,268
                                                        ============================         =======================

6.   Derivative Financial Instruments

     Effective January 1, 2001 the Company adopted Statement of Financial Accounting Standards No. 133-"Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") and its amendments, which require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in its fair value are either offset against the change in fair value of the assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (In thousands)
                                  (Unaudited)

     The Company engages in activities that expose it to various market risks, including the effects of a change in interest rates. This financial exposure is managed as an integral part of the Company's risk management program, which seeks to reduce the potentially adverse effects that the volatility of the markets may have on operating results. The Company does not engage in speculative transactions, nor does it hold or issue financial instruments for trading purposes. The Company maintains an interest rate risk management strategy that uses derivative instruments, currently interest rate swaps, to minimize significant, unanticipated earnings fluctuations caused by volatility in interest rates.

     The Company formally documents all hedging instruments and hedging items, as well as its risk management objective and strategy for undertaking various hedged items. This process includes linking all derivatives that are designated as cash flow hedges to specific liabilities on the balance sheet. The Company also assesses, both at inception and on an ongoing basis, whether the derivatives that are used in the hedging transaction are highly effective in offsetting changes in cash flows of the hedged items. When it is determined that a derivative is not highly effective, the derivative expires, or is sold, terminated, or exercised, the Company discontinues hedge accounting for that specific hedge instrument.

     The Company uses interest rate swap contracts to adjust a proportion of total debt that is subject to variable interest rates. Under an interest rate swap contract, the Company agrees to pay a fixed rate of interest times a notional principal amount, and to receive in return an amount equal to a specified variable rate of interest times the same notional principal. The contract fair value is reflected on the balance sheet and related gains and losses are deferred in other comprehensive income. These deferred gains and losses are recognized through earnings as an adjustment to interest expense over the same period in which the related interest payments being hedged are recognized in income. As of March 31, 2001, the Company had an interest swap agreement outstanding for $100,000, which will be in effect until January 2, 2006. Under the terms of the swap agreement, the Company pays a fixed interest rate of 5.82%. The fair value of the swap agreement as of March 31, 2001 resulted in an unrealized loss, net of taxes, of $1,398 and, accordingly, the unrealized loss is recorded in other comprehensive income.


7.   Comprehensive income

                                                                        Three Months Ended
                                             -----------------------------------------------------------------
                                                         March 31, 2001                     April 1, 2000
                                             ------------------------------          -------------------------
    Net earnings                                  $                  27,206                             33,997
    Other Comprehensive Loss:
       Unrealized loss on derivative
        instruments,
            net of income taxes                                     ( 1,398)                                 -
                                             ------------------------------          -------------------------
               Comprehensive Income               $                  25,808                             33,997
                                             ------------------------------          -------------------------


8.   Commitments and contingencies

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

     On August 11, 2000, the Company presented to the Court the terms of an agreement in principle to settle these two cases. On February 5, 2001, the Court dismissed all claims against the Company and granted final approval to the settlement. Under the terms of the settlement agreement, the Company contributed $13,500 at the beginning of the second quarter of 2001 to a settlement fund to resolve price-fixing claims brought by a class of purchasers of polypropylene carpet and a proposed settlement class of purchasers of nylon carpet. The Company recorded a charge of $7,000 in the third quarter of 2000, in connection with the lawsuit. The Company denies all liability and wrongdoing and has agreed to settle these claims in order to avoid the costs of further litigation.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Quarter Ended March 31, 2001 as Compared with Quarter Ended April 1, 2000
-------------------------------------------------------------------------

     Net sales for the quarter ended March 31, 2001 were $743.7 million, reflecting a decrease of $21.4 million, or approximately 3%, from the $765.1 million reported in the quarter ended April 1, 2000. With the exception of hardsurface and rug product categories, all other product categories experienced sales decreases for the first quarter of 2001 as compared to 2000. The Company believes that the first quarter of 2001 net sales decrease was attributable to the cyclical down turn in the overall economy, which led to declining industry shipments.

     Gross profit for the first quarter of the current year was $178.0 million (23.9% of net sales) and represented a decrease from the gross profit of $190.6 million (24.9% of net sales) for the prior year's quarter. Gross profit as a percentage of sales in the current quarter was unfavorably impacted when compared to the first quarter of 2000 by raw material price increases, resulting from rising oil and gas prices, losses on the disposition of Crown Crafts obsolete inventory, and an unfavorable product mix.

     Selling, general and administrative expenses for the current quarter were $124.4 million (16.7% of net sales) compared to $124.9 million (16.3% of net sales) for the prior year's first quarter. The increased percentage was primarily due to the increase in personnel costs as a result of rolling out the hardsurface product lines, offset by cost savings realized in the first quarter.

     Interest expense for the current quarter was $9.0 million compared to $8.7 million in the first quarter of 2000.

     Income tax expense was $16.0 million, or 37% of earnings before income taxes in the current quarter compared to $22.2 million, or 39.5% of earnings before income taxes for the prior year's first quarter. The reduction in the effective income tax rate was primarily due to tax planning strategies.

Liquidity and Capital Resources

     The Company's primary capital requirements are for working capital, capital expenditures and acquisitions. The Company's capital needs are met through a combination of internally generated funds, bank credit lines, securitization of accounts receivable and credit terms from suppliers.

     The level of accounts receivable increased from $358.8 million at the beginning of 2001 to $389.0 million at March 31, 2001. The $30.2 million increase was attributable to seasonal fluctuation. Inventories increased from $574.6 million at the beginning of 2001 to $621.3 million at March 31, 2001, due primarily to the need for a higher level of inventory to meet seasonal sales demand and the rollout of the hardsurface products, Ralph Lauren and Crown Crafts product lines.

     Capital expenditures totaled $11.7 million for the first three months of 2001, and were incurred primarily to modernize and expand manufacturing facilities and equipment. The Company's capital projects are primarily focused on increasing capacity, improving productivity and reducing costs. Capital spending for the remainder of 2001 is expected to range from $55 million to $65 million, the majority of which will be used to purchase equipment to increase production capacity and productivity.

     The Company's Board of Directors has authorized the repurchase of up to 15 million shares of its outstanding common stock. For the quarter ended March 31, 2001, a total of approximately 171 shares of the Company's common stock was purchased at an aggregate cost of approximately $5.0 million. Since the inception of the program, a total of approximately 8.9 million shares have been repurchased at an aggregate cost of approximately $197.6 million. All of these repurchases have been financed through the Company's operations and revolving line of credit.

Impact of Inflation

     Inflation affects the Company's manufacturing costs and operating expenses. The carpet industry has experienced significant inflation in the prices of raw materials and fuel-related costs, beginning in the third quarter of 1999. For the period from 1998 through the end of the second quarter of 1999, the carpet industry has experienced moderate inflation in the prices of raw materials and fuel-related costs. The Company has generally passed along nylon fiber price increases to its customers although additional costs resulting from recent significant inflationary pressures may not be fully recoverable through such price increases in the near-term.

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

Forward-Looking Information

     Certain of the matters discussed in the preceding pages, particularly regarding anticipating future financial performance, business prospects, growth and operating strategies, proposed acquisitions, new products and similar matters, and those preceded by, followed by or that otherwise include the words "believes," "expects," "anticipates," "intends," "estimates" or similar expressions constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended. For those statements, Mohawk claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve a number of risks and uncertainties. The following important factors, in addition to those discussed elsewhere in this document, affect the future results of Mohawk and could cause those results to differ materially from those expressed in the forward-looking statements: materially adverse changes in economic conditions generally in the carpet, rug and floorcovering markets served by Mohawk; competition from other carpet, rug and floorcovering manufacturers; raw material prices; timing and level of capital expenditures; the successful integration of acquisitions, including the challenges inherent in diverting Mohawk management's attention and resources from other strategic matters and from operational matters for an extended period of time; the successful introduction of new products; the successful rationalization of existing operations; and other risks identified from time to time in the Company's SEC reports and public announcements. Any forward-looking statements represent Mohawk's estimates only as of the date of this report and should not be relied upon as representing Mohawk's estimates as of any subsequent date. While Mohawk may elect to update forward-looking statements at some point in the future, Mohawk specifically disclaims any obligation to do so, even if Mohawk's estimates change.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company engages in activities that expose it to various market risks, including the effects of a change in interest rates. This financial exposure is managed as an integral part of the Company's risk management program, which seeks to reduce the potentially adverse effects that the volatility of the markets may have on operating results. The Company does not engage in speculative transactions, nor does it hold or issue financial instruments for trading purposes. The Company maintains an interest rate risk management strategy that uses derivative instruments, currently interest rate swaps, to minimize significant, unanticipated earnings fluctuations caused by volatility in interest rates.

     Interest rate sensitivity table as of March 31, 2001:



Expected Maturity Dates             2001    2002    2003    2004    2005    Thereafter    Total      Fair value
                                    ----    ----    ----    ----    ----    ----------    ----       ----------
                                                                     (In thousands)
Interest rate swaps:
     Pay fixed/receive variable       -       -       -       -       -      $100,000     $100,000     $(2,220)
      Average pay                     -       -       -       -       -          5.82%
      Average receive                 -       -       -       -       -          5.71%


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

     On August 11, 2000, the Company presented to the Court the terms of an agreement in principle to settle these two cases. On February 5, 2001, the Court dismissed all claims against the Company and granted final approval to the settlement. Under the terms of the settlement agreement, the Company contributed $13.5 million at the beginning of the second quarter of 2001 to a settlement fund to resolve price-fixing claims brought by a class of purchasers of polypropylene carpet and a proposed settlement class of purchasers of nylon carpet. The Company recorded a charge of $7 million in the third quarter of 2000, in connection with the lawsuit. The Company denies all liability and wrongdoing and has agreed to settle these claims in order to avoid the costs of further litigation.

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

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

No.      Description
---      -----------
11       Statement re:  Computation of Per Share Earnings

(b)      Reports on Form 8-K

     Current Report on Form 8-K: Fourth quarter and year-end earnings press release, dated February 8, 2001

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                MOHAWK INDUSTRIES, INC.


Dated: May 11, 2001                  By: /s/ Jeffrey S. Lorberbaum
                                         --------------------------
                                     JEFFREY S. LORBERBAUM, President and
                                     Chief Executive Officer (principal
                                     executive officer)


Dated: May 11, 2001                  By: /s/ John D. Swift
                                         -----------------
                                     JOHN D. SWIFT, Chief Financial Officer,
                                     Vice President-Finance and Assistant
                                     Secretary (principal financial and
                                     accounting officer)

                                 EXHIBIT INDEX


No.       Description
---       -----------

(a)       Exhibits

11        Statement re:  Computation of Per Share Earnings