Form 10-K405/A
period 2000-12-31
MOHAWK INDUSTRIES INC
filed 2001-06-28
CIK 851968

        =================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A
                                Amendment No. 1
        [Mark One]
           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


                  For the fiscal year ended December 31, 2000

                                      OR
           [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
              For the transition period from      Commission File Number
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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

   The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant (29,021,763 shares) on June 25, 2001 was $1,002,121,476. The aggregate market value was computed by reference to the closing price of the Common Stock on such date.

     Number of shares of Common Stock outstanding as of June 25, 2001:
52,306,943 shares of Common Stock, $.01 par value.

Exhibit Index starts on sequentially numbered page 4.

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Mohawk Industries, Inc.

Dated: June 28, 2001
                              By:  /s/  JEFFREY S. LORBERBAUM
                                 ------------------------------------------
                                         Jeffrey S. Lorberbaum,
                                   President and Chief Executive Officer
                                         (principal executive officer)




Dated: June 28, 2001               /s/  John D. Swift
                                 ------------------------------------------
                                         John D. Swift,
                                   Chief Financial Officer, Vice
                                       President-Finance and Assistant Secretary
                                   (principal financial and accounting officer)

 Item 14. Exhibits Financial Statements Schedules and Reports on 8-K
          ----------------------------------------------------------

  (a)  3. Exhibits

        Exhibit 23.3     Independent Auditors' Consent
        ------------

        Exhibit 99.1     Mohawk Carpet Corporation Retirement Savings Plan
        ------------

                         Independent Auditors' Report

                         Statements of Net Assets Available for Plan Benefits as of December 31, 2000 and 1999

                         Statement of Changes in Net Assets Available for Plan Benefits for the Year ended December 31,
                                   2000

                         Notes to the Financial Statements

                         Schedule of Assets Held for Investment Purposes as of December 31, 2000

                                 Exhibit Index

   Exhibit
   Number            Description
   ------            ------------------------------------------------------
    Exhibit 23.3     Independent Auditors' Consent
    ------------

    Exhibit 99.1     Mohawk Carpet Corporation Retirement Savings Plan
    ------------

                     Independent Auditors' Report

                     Statements of Net Assets Available for Plan Benefits as of December 31, 2000 and 1999

                     Statement of Changes in Net Assets Available for Plan Benefits for the Year ended December 31,
                              2000

                     Notes to the Financial Statements

                     Schedule of Assets Held for Investment Purposes as of December 31, 2000