Form 10-Q
period 2001-06-30
MOHAWK INDUSTRIES INC
filed 2001-08-03
CIK 851968

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

                 For the quarterly period ended June 30, 2001

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




  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]



  The number of shares outstanding of the issuer's classes of capital stock as of August 3, 2001, the latest practicable date, is as follows: 52,401,233 shares of Common Stock, $.01 par value.

--------------------------------------------------------------------------------

                            MOHAWK INDUSTRIES, INC.

                                     INDEX

                                                                                            Page No.
                                                                                            -------
Part I.  Condensed Consolidated Financial Information:

         Item 1.  Financial Statements (Unaudited)                                           3

                  Notes to Condensed Consolidated Financial Statements (Unaudited)           8

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                     11

         Item 3.  Quantitative and Qualitative Disclosures About Market Risks               14


Part II. Other Information:

         Item 1.  Legal proceedings                                                         15

         Item 4.  Submission of Matters to a Vote of Security Holders                       15

         Item 6.  Exhibits and Reports on Form 8-K                                          16


                         PART I. FINANCIAL INFORMATION

                         ITEM I. FINANCIAL STATEMENTS

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                (In thousands)
                                  (Unaudited)


                                                                       June 30, 2001               December 31, 2000
                                                                    --------------------        ----------------------
Current assets:
    Receivables                                                     $            392,552                       358,809

    Inventories                                                                  619,177                       574,595

    Prepaid expenses                                                              17,873                        26,973

    Deferred income taxes                                                         66,474                        66,474
                                                                    --------------------        ----------------------

        Total current assets                                                   1,096,076                     1,026,851
                                                                    --------------------        ----------------------


Property, plant and equipment, at cost                                         1,262,172                     1,238,200
Less accumulated depreciation and
      amortization                                                               626,614                       588,147
                                                                    --------------------        ----------------------

        Net property, plant and equipment                                        635,558                       650,053
                                                                    --------------------        ----------------------


Other assets                                                                     116,788                       118,474
                                                                    --------------------        ----------------------

        Total assets                                                $          1,848,422                     1,795,378
                                                                    ====================        ======================


    See accompanying notes to condensed consolidated financial statements.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                                (In thousands)
                                  (Unaudited)


                                                                        June 30, 2001               December 31, 2000
                                                                    --------------------         ------------------------

Current liabilities:

    Current portion of long-term debt                               $            236,348                          224,391
    Accounts payable and accrued expenses                                        392,560                          375,268
                                                                    --------------------         ------------------------
        Total current liabilities                                                628,908                          599,659


Deferred income taxes                                                             75,808                           75,808
Long-term debt, less current portion                                             319,456                          365,437
Other long-term liabilities                                                          781                              114
                                                                    --------------------         ------------------------
        Total liabilities                                                      1,024,953                        1,041,018
                                                                    --------------------         ------------------------


Stockholders' equity:
    Preferred stock, $.01 par value; 60 shares
      authorized; no shares issued                                                     -                                -
    Common stock, $.01 par value; 150,000 shares
      authorized; 61,029 and 60,838 shares issued
      in 2001 and 2000, respectively                                                 610                              608
    Additional paid-in capital                                                   187,369                          183,303
    Retained earnings                                                            832,203                          758,531
    Accumulated other comprehensive loss                                            (617)                               -
                                                                    --------------------         ------------------------
                                                                               1,019,565                          942,442
     Less treasury stock at cost; 8,796 shares in
       2001 and 8,538 shares in 2000                                             196,096                          188,082
                                                                    --------------------         ------------------------
           Total stockholders' equity                                            823,469                          754,360
                                                                    --------------------         ------------------------

           Total liabilities and stockholders' equity               $          1,848,422                        1,795,378
                                                                    ====================         ========================







    See accompanying notes to condensed consolidated financial statements.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                     (In thousands, except per share data)
                                  (Unaudited)

                                                                                     Three Months Ended
                                                                  ------------------------------------------------------
                                                                       June 30, 2001                  July 1, 2000
                                                                  ----------------------          ----------------------

Net sales                                                         $              828,348                         852,808

Cost of sales                                                                    611,628                         636,926
                                                                  ----------------------          ----------------------
        Gross profit                                                             216,720                         215,882

Selling, general and administrative expenses                                     133,159                         126,971
                                                                  ----------------------          ----------------------
        Operating income                                                          83,561                          88,911
                                                                  ----------------------          ----------------------

Other expense:
   Interest expense, net                                                           8,232                           9,674
   Other expense, net                                                              1,574                           1,215
                                                                  ----------------------          ----------------------
                                                                                   9,806                          10,889
                                                                  ----------------------          ----------------------

        Earnings before income taxes                                              73,755                          78,022

Income taxes                                                                      27,289                          30,819
                                                                  ----------------------          ----------------------
         Net earnings                                             $               46,466                          47,203
                                                                  ======================          ======================


Basic earnings per share                                          $                 0.89                            0.88
                                                                  ======================          ======================

Weighted-average common shares outstanding                                        52,266                          53,836
                                                                  ======================          ======================


Diluted earnings per share                                        $                 0.88                            0.87
                                                                  ======================          ======================

Weighted-average common and dilutive potential
   common shares outstanding                                                      52,882                          54,336
                                                                  ======================          ======================

    See accompanying notes to condensed consolidated financial statements.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                     (In thousands, except per share data)
                                  (Unaudited)

                                                                                      Six Months Ended
                                                                  ------------------------------------------------------
                                                                       June 30, 2001                  July 1, 2000
                                                                  ----------------------           ---------------------

Net sales                                                         $            1,572,031                       1,617,891

Cost of sales                                                                  1,177,286                       1,211,446
                                                                  ----------------------           ---------------------
        Gross profit                                                             394,745                         406,445

Selling, general and administrative expenses                                     257,579                         251,828
                                                                  ----------------------           ---------------------
        Operating income                                                         137,166                         154,617
                                                                  ----------------------           ---------------------
Other expense:
   Interest expense, net                                                          17,184                          18,414
   Other expense, net                                                              3,043                           1,988
                                                                  ----------------------           ---------------------
                                                                                  20,227                          20,402
                                                                  ----------------------           ---------------------

        Earnings before income taxes                                             116,939                         134,215

Income taxes                                                                      43,267                          53,015
                                                                  ----------------------           ---------------------
        Net earnings                                              $               73,672                          81,200
                                                                  ======================           =====================

Basic earnings per share                                          $                 1.41                            1.48
                                                                  ======================           =====================

Weighted-average common shares outstanding                                        52,314                          54,723
                                                                  ======================           =====================


Diluted earnings per share                                        $                 1.39                            1.47
                                                                  ======================           =====================

Weighted-average common and dilutive potential
   common shares outstanding                                                      52,926                          55,217
                                                                  ======================           =====================



    See accompanying notes to condensed consolidated financial statements.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (In thousands)
                                  (Unaudited)

                                                                                       Six Months Ended
                                                             ------------------------------------------------------------
                                                                        June 30, 2001                  July 1, 2000
                                                             ---------------------------       --------------------------
Cash flows from operating activities:
  Net earnings                                                    $               73,672                           81,200
  Adjustments to reconcile net earnings to net
     cash provided by operating activities:
      Depreciation and amortization                                               42,019                           41,819
      Provision for doubtful accounts                                              3,680                            8,447
      Loss on sale of property, plant                                              1,054                               63
          and equipment
      Changes in operating assets and liabilities:
          Receivables                                                            (37,423)                         (66,846)
          Inventories                                                            (44,582)                         (81,879)
          Accounts payable and accrued expenses                                   28,994                           85,844
          Other assets and prepaid expenses                                        8,855                           12,554
          Other liabilities                                                          667                              305
                                                             ---------------------------       --------------------------
             Net cash provided by operating activities                            76,936                           81,507
                                                             ---------------------------       --------------------------

Cash flows from investing activities:
  Additions to property, plant and equipment, net                                (26,647)                         (34,842)
                                                             ---------------------------       --------------------------
             Net cash used in investing activities                               (26,647)                         (34,842)
                                                             ---------------------------       --------------------------

Cash flows from financing activities:
  Net change in revolving line of credit                                         (45,408)                          15,498
  Net change in asset securitization                                              12,002                                -
  Net (redemption) proceeds of IRBs and other                                       (618)                           1,933
  Change in outstanding checks in excess of cash                                 (12,319)                          18,136
  Acquisition of treasury stock                                                   (8,014)                         (83,438)
  Common stock transactions                                                        4,068                            1,206
                                                             ---------------------------       --------------------------
             Net cash used in financing
              activities                                                         (50,289)                         (46,665)
                                                             ---------------------------       --------------------------

             Net change in cash                                                        -                                -
Cash, beginning of period                                                              -                                -
                                                             ---------------------------       --------------------------

Cash, end of period                                               $                    -                                -
                                                             ===========================       ==========================

Net cash paid during the period for:
  Interest                                                        $               18,634                           18,805
                                                             ===========================       ==========================

  Income taxes                                                    $               32,322                           37,086
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

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (In thousands)
                                  (Unaudited)


1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2000 Annual Report filed on Form 10-K, as filed with the Securities and Exchange Commission, which includes consolidated financial statements for the fiscal year ended December 31, 2000.

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

2.   Receivables

     Receivables are as follows:
                                                                       June 30, 2001               December 31, 2000
                                                             ---------------------------      --------------------------
     Customers, trade                                             $              464,019                         433,042
     Other                                                                         1,749                           4,125
                                                             ---------------------------      --------------------------

                                                                                 465,768                         437,167
     Less allowance for discounts, returns, claims
            and doubtful accounts                                                 73,216                          78,358
                                                             ---------------------------      --------------------------

        Net receivables                                           $              392,552                         358,809
                                                             ===========================      ==========================
3.   Inventories

     The components of inventories are as follows:
                                                                       June 30, 2001               December 31, 2000
                                                             ---------------------------      --------------------------
        Finished goods                                            $              319,990                         295,447
        Work in process                                                           84,245                          73,658
        Raw materials                                                            214,942                         205,490
                                                             ---------------------------      --------------------------

           Total inventories                                      $              619,177                         574,595
                                                             ===========================      ==========================
4.   Other assets

     Other assets are as follows:
                                                                       June 30, 2001               December 31, 2000
                                                             ---------------------------      --------------------------
      Goodwill, net of accumulated amortization of
          $17,959 and $16,355, respectively                       $              110,772                         112,376

      Other assets                                                                 6,016                           6,098
                                                             ---------------------------      --------------------------

           Total other assets                                     $              116,788                         118,474
                                                             ===========================      ==========================

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (In thousands)
                                  (Unaudited)



5.     Accounts payable and accrued expenses

Accounts payable and accrued expenses are as follows:

                                                                       June 30, 2001               December 31, 2000
                                                             ---------------------------      --------------------------
        Outstanding checks in excess of cash                      $               30,576                          42,895
        Accounts payable, trade                                                  185,708                         165,108
        Accrued expenses                                                         109,002                         104,313
        Accrued compensation                                                      67,274                          62,952
                                                             ---------------------------      --------------------------

           Total accounts payable and accrued expenses            $              392,560                         375,268
                                                             ===========================      ==========================

6.   Comprehensive income

Comprehensive Income is as follows:

                                                             Three Month Ended                         Six Month Ended
                                                         June 30, 2001      July 1, 2000        June 30, 2001        July 1, 2000
                                                 ----------------------   ---------------    -----------------    -----------------

        Net earnings                                  $          46,466            47,203               73,672               81,200
        Other comprehensive income (loss):
          Unrealized gain (loss) on derivative
            instruments, net of income taxes                        781                 -                 (617)                   -
                                                 ----------------------   ---------------    -----------------    -----------------

           Comprehensive income                       $          47,247            47,203               73,055               81,200
                                                 ======================   ===============    =================    =================

7.   Commitments and contingencies

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

8.     Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142.

     The Company is required to adopt the provisions of SFAS No. 141 immediately, and SFAS No. 142 effective January 1, 2002. Furthermore, any goodwill determined to have an indefinite useful life that was acquired in a purchase business combination completed after June 30, 2001 will not be amortized. Goodwill acquired in business combinations completed before July 1, 2001 will discontinue being amortized after December 31, 2001.

     The Company is currently evaluating its existing goodwill that was acquired in prior purchase business combinations for impairment and believes such evaluation will not result in an adjustment that is material to the consolidated financial statements.

     As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $109,161. Amortization expense related to goodwill was $3,184 and $1,605 for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Quarter Ended June 30, 2001 as Compared with Quarter Ended July 1, 2000
-----------------------------------------------------------------------

     Net sales for the quarter ended June 30, 2001 were $828.4 million, reflecting a decrease of $24.5 million, or approximately 2.9%, over the $852.8 million reported in the quarter ended July 1, 2000. The Company believes that the decrease was attributable to the cyclical downturn in the overall economy, which led to declining industry shipments.

     Gross profit for the second quarter of the current year was $216.7 million (26.2% of net sales) and represented a $0.8 million increase over the gross profit of $215.9 million (25.3% of net sales) for the prior year's quarter. Gross profit as a percentage of net sales, was favorably impacted by increased manufacturing efficiencies and cost reductions.

     Selling, general and administrative expenses for the current quarter were $133.2 million (16.1% of net sales) compared to $127 million (14.9% of net sales) for the prior year's second quarter. The increased percentage was primarily due to costs of rolling out the hardsurface product lines.

     Interest expense for the current quarter was $8.2 million compared to $9.7 million in the second quarter of 2000. The decrease was due to a reduction in debt levels and a decrease in the weighted average borrowing rate compared to the second quarter of 2000.

     Income tax expense was $27.3 million, or 37.0% of earnings before income taxes in the current quarter compared to $30.8 million, or 39.5% of earnings before income taxes for the prior year's second quarter. The reduction in the effective income tax rate was primarily due to tax planning strategies.


Six months Ended June 30, 2001 as Compared with Six Months Ended July 1, 2000
-----------------------------------------------------------------------------

     Net sales for the first six months ended June 30, 2001 were $1,572 million, reflecting a decrease of $46 million, or approximately 2.8%, over the $1,618 million reported in the six month period ended July 1, 2000. The Company believes that the decrease was attributable to the cyclical downturn in the overall economy, which led to declining industry shipments.

     Gross profit for the first six months of the current year was $394.7 million (25.1% of net sales) and represented a $11.7 million decrease over the gross profit of $406.4 million (25.1% of net sales) for the first six months of 2000.

     Selling, general and administrative expenses for the current period were $257.6 million (16.4% of net sales) compared to $251.8 million (15.6% of net sales) for the prior year's first six months. The increased percentage was primarily due to costs of rolling out the hardsurface product lines.

     Interest expense for the current period was $17.2 million compared to $18.4 million in the prior year's first six months. The decrease was due to a reduction in debt levels, and a decrease in the weighted average borrowing rate compared to the first six months of 2000.

     Income tax expense was $43.3 million, or 37.0% of earnings before income taxes in the current period compared to $53 million, or 39.5% of earnings before income taxes for the prior year's first six months. The reduction in the effective income tax rate was primarily due to tax planning strategies.

Liquidity and Capital Resources

     The Company's primary capital requirements are for working capital, capital expenditures and acquisitions. The Company's capital needs are met through a combination of internally generated funds, bank credit lines, securitization of accounts receivable and credit terms from suppliers.

     The level of accounts receivable increased from $358.8 million at the beginning of 2001 to $392.6 million at June 30, 2001. The $33.7 million increase was attributable to seasonal fluctuation. Inventories increased from $574.6 million at the beginning of 2001 to $619.2 million at June 30, 2001, due primarily to the need for a higher level of inventory to meet seasonal sales demand and the rollout of the hardsurface products, Ralph Lauren and Crown Crafts product lines.

     Capital expenditures totaled $26.6 million for the first six months of 2001, and were incurred primarily to modernize and expand manufacturing facilities and equipment. The Company's capital projects are primarily focused on increasing capacity, improving productivity and reducing costs. Capital spending for the remainder of 2001 is expected to range from $50.1 million to $60.1 million, the majority of which will be used to purchase equipment to increase production capacity and productivity.

     The Company's Board of Directors has authorized the repurchase of up to 15 million shares of its outstanding common stock. For the quarter ended June 30, 2001, a total of approximately 94 thousand shares of the Company's common stock was purchased at an aggregate cost of approximately $3.2 million. Since the inception of the program, a total of approximately 9.0 million shares have been repurchased at an aggregate cost of approximately $200.8 million. All of these repurchases have been financed through the Company's operations and banking arrangements.

Impact of Inflation

     Inflation affects the Company's manufacturing costs and operating expenses. The carpet industry has experienced significant inflation in the prices of raw materials and fuel-related costs, beginning in the third quarter of 1999, but such cost pressures have lessened during the last half of 2000 and the first half of 2001. The Company has generally passed along nylon fiber price increases to its customers although additional costs resulting from recent significant inflationary pressures may not be fully recoverable through such price increases in the near-term.

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

The carpet business is seasonal and this seasonality causes Mohawk's results of
-------------------------------------------------------------------------------
operations to fluctuate on a quarterly basis.
---------------------------------------------

     Mohawk is a calendar year end company and its results of operations for the first and fourth quarters tend to be the weakest. Mohawk's second and third quarters typically produce higher net sales and operating income. These results are primarily due to consumer residential spending patterns and more carpet being installed in the spring and summer months.

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

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142.

     The Company is required to adopt the provisions of SFAS No. 141 immediately, and SFAS No. 142 effective January 1, 2002. Furthermore, any goodwill determined to have an indefinite useful life that was acquired in a purchase business combination completed after June 30, 2001 will not be amortized. Goodwill acquired in business combinations completed before July 1, 2001 will discontinue being amortized after December 31, 2001.

     The Company is currently evaluating its existing goodwill that was acquired in prior purchase business combinations for impairment and believes such evaluation will not result in an adjustment that is material to the consolidated financial statements.

     As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $109,161. Amortization expense related to goodwill was $3,184 and $1,605 for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     To reduce the risk of interest rate fluctuations, the Company engages in the use of interest rate swap agreements. At June 30, 2001, the Company held one interest rate swap agreement under which the Company pays a fixed percent of interest times the notional principal amount and receives in return an amount equal to a specified variable rate of interest times the same notional principal amount. The fixed interest rate per the agreement is 5.82%, which expires January 2, 2006. The average rate as of June 30, 2001 was 5.1%. This agreement is considered highly effective as of June 30, 2001. The cumulative fair value of the agreement as of June 30, 2001 was a liability of $979 thousand, which was recorded in long-term liabilities with the offset to other comprehensive income, net of applicable income taxes.

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

     None.

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders was held on May 17, 2001, at which time stockholders were asked to elect a class of directors to serve a three-year term beginning in 2001.

     Leo Benatar and David L. Kolb were elected Class III directors of the Company for a term expiring in 2004. Mr. Benatar was elected by stockholders owning 50,074,214 shares of common stock, with stockholders owning 278,757 shares withholding authority. With respect to Mr. Benatar's election there were no broker nonvotes. Mr. Kolb was elected by stockholders owning 50,075,994 shares of common stock, with stockholders owning 276,977 shares withholding authority. With respect to Mr. Kolb's election there were no broker nonvotes. Messrs Jeffrey S. Lorberbaum, Robert N. Pokelwaldt, Bruce C. Bruckmann, Larry W. McCurdy and Sylvestor H. Sharpe continued their terms of office as directors.

Item 5.  Other Information
     None.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

No.  Description
---  -----------
11   Statement re:  Computation of Per Share Earnings

(b)  Reports on Form 8-K

     Current Report on Form 8-K: First quarter 2001 earnings announcement, dated April 16, 2001.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     MOHAWK INDUSTRIES, INC.



Dated: August 3, 2001                    By: /s/ Jeffrey S. Lorberbaum
                                             --------------------------
                                  JEFFREY S. LORBERBAUM, President and
                                  Chief Executive Officer (principal executive
                                  officer)



Dated: August 3, 2001                    By: /s/ John D. Swift
                                             -----------------
                                  JOHN D. SWIFT, Chief Financial Officer,
                                  Vice President-Finance and Assistant Secretary (principal financial and accounting officer)

                                 EXHIBIT INDEX


No.       Description
---       -----------

(a)       Exhibits

11        Statement re:  Computation of Per Share Earnings