Form 10-Q
period 2001-09-29
MOHAWK INDUSTRIES INC
filed 2001-11-07
CIK 851968

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

               For the quarterly period ended September 29, 2001

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


   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   The number of shares outstanding of the issuer's classes of capital stock as of November 7, 2001, the latest practicable date, is as follows: 52,612,391 shares of Common Stock, $.01 par value.

===============================================================================

                            MOHAWK INDUSTRIES, INC.

                                     INDEX

                                                                                                 Page No.
                                                                                                 -------
Part I.  Condensed Consolidated Financial Information:

         Item 1.  Financial Statements (Unaudited)                                                  3

                  Notes to Condensed Consolidated Financial Statements (Unaudited)                  8

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                             12

         Item 3.  Quantitative and Qualitative Disclosures About Market Risks                       16

Part II. Other Information:

         Item 1.  Legal proceedings                                                                 16

         Item 6.  Exhibits and Reports on Form 8-K                                                  16

                         PART I. FINANCIAL INFORMATION

                         ITEM I. FINANCIAL STATEMENTS

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                (In thousands)
                                  (Unaudited)

                                               September 29, 2001      December 31, 2000
                                               ------------------      -----------------
Current assets:

  Receivables                                  $          432,651                   358,809

  Inventories                                             576,218                   574,595

  Prepaid expenses                                         13,337                    26,973

  Deferred income taxes                                    66,474                    66,474
                                               ------------------    ----------------------

    Total current assets                                1,088,680                 1,026,851
                                               ------------------    ----------------------

Property, plant and equipment, at cost                  1,274,325                 1,238,200
Less accumulated depreciation and
  amortization                                            644,276                   588,147
                                               ------------------    ----------------------

Net property, plant and equipment                         630,049                   650,053
                                               ------------------    ----------------------

Other assets                                              115,800                   118,474
                                               ------------------    ----------------------

    Total assets                               $        1,834,529                 1,795,378
                                               ==================    ======================

    See accompanying notes to condensed consolidated financial statements.

                    MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                 (In thousands)
                                  (Unaudited)

                                                                     September 29, 2001             December 31, 2000
                                                             ---------------------------       --------------------------
Current liabilities:

    Current portion of long-term debt                             $              238,215                          224,391
    Accounts payable and accrued expenses                                        412,075                          375,268
                                                             ---------------------------       --------------------------
        Total current liabilities                                                650,290                          599,659


Deferred income taxes                                                             75,808                           75,808
Long-term debt, less current portion                                             219,571                          365,437
Other long-term liabilities                                                        4,806                              114
                                                             ---------------------------       --------------------------
        Total liabilities                                                        950,475                        1,041,018
                                                             ---------------------------       --------------------------


Stockholders' equity:
    Preferred stock, $.01 par value; 60 shares
      authorized; no shares issued                                                     -                                -
    Common stock, $.01 par value; 150,000 shares
      authorized; 61,278 and 60,838 shares issued
      in 2001 and 2000, respectively                                                 613                              608
    Additional paid-in capital                                                   193,722                          183,303
    Retained earnings                                                            887,930                          758,531
    Accumulated other comprehensive loss                                          (4,617)                               -
                                                             ---------------------------       --------------------------
                                                                               1,077,648                          942,442
     Less treasury stock at cost; 8,715 shares in
       2001 and 8,538 shares in 2000                                             193,594                          188,082
                                                             ---------------------------       --------------------------
           Total stockholders' equity                                            884,054                          754,360
                                                             ---------------------------       --------------------------

           Total liabilities and stockholders' equity             $            1,834,529                        1,795,378
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

                    MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                     (In thousands, except per share data)
                                  (Unaudited)


                                                                                  Three Months Ended
                                                             -----------------------------------------------------------
                                                                     September 29, 2001            September 30, 2000
                                                             ---------------------------      --------------------------
Net sales                                                         $              869,666                         838,514

Cost of sales                                                                    649,023                         624,294
                                                             ---------------------------      --------------------------
        Gross profit                                                             220,643                         214,220

Selling, general and administrative expenses                                     128,235                         127,151
Class action legal settlement                                                          -                           7,000
                                                             ---------------------------      --------------------------
        Operating income                                                          92,408                          80,069
                                                             ---------------------------      --------------------------

Other expense:
   Interest expense, net                                                           6,869                          10,173
   Other expense, net                                                              1,051                             846
                                                             ---------------------------      --------------------------
                                                                                   7,920                          11,019
                                                             ---------------------------      --------------------------

        Earnings before income taxes                                              84,488                          69,050

Income taxes                                                                      28,761                          26,913
                                                             ---------------------------      --------------------------


        Net earnings                                              $               55,727                          42,137
                                                             ===========================      ==========================


Basic earnings per share                                          $                 1.06                            0.79
                                                             ===========================      ==========================

Weighted-average common shares outstanding                                        52,412                          53,097
                                                             ===========================      ==========================


Diluted earnings per share                                        $                 1.05                            0.79
                                                             ===========================      ==========================

Weighted-average common and dilutive potential
   common shares outstanding                                                      53,211                          53,634
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

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                     (In thousands, except per share data)
                                  (Unaudited)


                                                                                  Nine Months Ended
                                                             -----------------------------------------------------------
                                                                     September 29, 2001            September 30, 2000
                                                             ---------------------------      --------------------------
Net sales                                                         $            2,441,697                       2,456,405

Cost of sales                                                                  1,826,309                       1,835,740
                                                             ---------------------------      --------------------------
        Gross profit                                                             615,388                         620,665

Selling, general and administrative expenses                                     385,814                         378,979
Class action legal settlement                                                          -                           7,000
                                                             ---------------------------      --------------------------
        Operating income                                                         229,574                         234,686
                                                             ---------------------------      --------------------------

Other expense:
   Interest expense, net                                                          24,053                          28,587
   Other expense, net                                                              4,094                           2,834
                                                             ---------------------------      --------------------------
                                                                                  28,147                          31,421
                                                             ---------------------------      --------------------------

        Earnings before income taxes                                             201,427                         203,265

Income taxes                                                                      72,028                          79,928
                                                             ---------------------------      --------------------------

        Net earnings                                              $              129,399                         123,337
                                                             ===========================      ==========================


Basic earnings per share                                          $                 2.47                            2.28
                                                             ===========================      ==========================

Weighted-average common shares outstanding                                        52,347                          54,181
                                                             ===========================      ==========================


Diluted earnings per share                                        $                 2.44                            2.26
                                                             ===========================      ==========================

Weighted-average common and dilutive potential
   common shares outstanding                                                      53,021                          54,689
                                                             ===========================      ==========================

    See accompanying notes to condensed consolidated financial statements.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (In thousands)
                                  (Unaudited)


                                                                                  Nine Months Ended
                                                             ------------------------------------------------------------
                                                                     September 29, 2001             September 30, 2000
                                                             ---------------------------       --------------------------
Cash flows from operating activities:
  Net earnings                                                    $              129,399                          123,337
  Adjustments to reconcile net earnings to net
     cash provided by operating activities:
      Depreciation and amortization                                               62,696                           61,411
      Loss on sale of property, plant
          and equipment                                                            1,164                              100
      Changes in operating assets and liabilities:
          Receivables                                                            (73,842)                         (57,072)
          Inventories                                                             (1,623)                         (98,054)
          Accounts payable and accrued expenses                                   43,908                           78,591
          Other assets and prepaid expenses                                       13,407                            7,167
          Other liabilities                                                        4,692                              505
                                                             ---------------------------       --------------------------
             Net cash provided by operating activities                           179,801                          115,985
                                                             ---------------------------       --------------------------

Cash flows used in investing activities-
  additions to property, plant and equipment, net                                (40,953)                         (53,538)
                                                             ---------------------------       --------------------------

Cash flows from financing activities:
  Net change in revolving line of credit                                        (118,526)                          53,758
  Net change in asset securitization                                              13,896                                -
  Payment on term loans                                                          (26,494)                         (26,502)
  Net (redemption) proceeds of IRBs and other                                       (918)                           3,300
  Change in outstanding checks in excess of cash                                  (9,073)                          (7,443)
  Acquisition of treasury stock                                                   (8,157)                         (87,818)
  Common stock transactions                                                       10,424                            2,258
                                                             ---------------------------       --------------------------
             Net cash used in financing
              activities                                                        (138,848)                         (62,447)
                                                             ---------------------------       --------------------------

             Net change in cash                                                        -                                -
Cash, beginning of period                                                              -                                -
                                                             ---------------------------       --------------------------

Cash, end of period                                               $                    -                                -
                                                             ===========================       ==========================

Net cash paid during the period for:
  Interest                                                        $               27,084                           28,258
                                                             ===========================       ==========================

  Income taxes                                                    $               57,541                           71,899
                                                             ===========================       ==========================

    See accompanying notes to condensed consolidated financial statements.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thosands)
                                  (Unaudited)

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

2.   Receivables

     Receivables are as follows:

                                                                  September 29, 2001          December 31, 2000
                                                          ---------------------------      ----------------------
     Customers, trade                                          $              510,793                     433,042
     Other                                                                      1,188                       4,125
                                                          ---------------------------      ----------------------

                                                                              511,981                     437,167
     Less allowance for discounts, returns, claims
                 and doubtful accounts                                         79,330                      78,358
                                                          ---------------------------      ----------------------

       Net receivables                                         $              432,651                     358,809
                                                           ==========================       =====================

3.   Inventories

     The components of inventories are as follows:

                                                                September 29, 2001            December 31, 2000
                                                           --------------------------    ------------------------
     Finished goods                                          $                306,372                    295,447
     Work in process                                                           79,065                     73,658
     Raw materials                                                            190,781                    205,490
                                                           --------------------------    ------------------------

        Total inventories                                    $                576,218                    574,595
                                                           ==========================    ========================

4.   Other assets

     Other assets are as follows:

                                                                September 29, 2001            December 31, 2000
                                                           --------------------------    ------------------------
     Goodwill, net of accumulated amortization of
       $18,762 and $16,355, respectively                     $                109,969                    112,376

     Other assets                                                               5,831                      6,098
                                                           --------------------------    ------------------------

        Total other assets                                   $                115,800                    118,474
                                                           ==========================    ========================

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (In thousands)
                                 (Unaudited)

5.   Accounts payable and accrued expenses

     Accounts payable and accrued expenses are as follows:

                                                                September 29, 2001          December 31, 2000
                                                               ----------------------    ------------------------
     Outstanding checks in excess of cash                           $          33,822                     42,895
     Accounts payable, trade                                                  185,170                    165,108
     Accrued expenses                                                         118,831                    104,313
     Accrued compensation                                                      74,252                     62,952
                                                                 --------------------      ----------------------

        Total accounts payable and accrued expenses                 $         412,075                    375,268
                                                                 ====================       =====================

6.   Comprehensive income

     Comprehensive income is as follows:

                                                Three Months Ended                          Nine Months Ended
                                    ----------------------------------------    ---------------------------------------
                                        September 29,         September 30,        September 29,         September 30,
                                             2001                 2000                  2001                 2000
                                    ------------------     -----------------    -----------------     -----------------
     Net earnings                       $       55,727                42,137              129,399               123,337
     Other comprehensive (loss):
        Unrealized (loss) on
         derivative instruments,
          net of income taxes                   (4,000)                    -               (4,617)                    -
                                        --------------        --------------       --------------        --------------
     Comprehensive income               $       51,727                42,137              124,782               123,337
                                        ==============        ==============       ==============        ==============

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

8.   Earnings per share

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

     Earnings per share is as follows:

                                                        Three Months Ended                        Nine Months Ended
                                         ------------------------------------------    --------------------------------------
                                                September 29,        September 30,        September 29,        September 30,
                                                    2001                 2000                 2001                 2000
                                         ---------------------    -----------------    -----------------    -----------------
      Net earnings                           $          55,727               42,137              129,399              123,337
                                         =====================    =================    =================    =================

      Weighted-average common
        and dilutive shares
        outstanding:

      Weighted-average common
        shares outstanding                              52,412               53,097               52,347               54,181
                                         =====================    =================    =================    =================

      Add weighted-average
        dilutive potential common
        shares-options to purchase
        common shares, net                                 799                  537                  674                  508
                                         ---------------------    -----------------    -----------------    -----------------

     Weighted-average common
        and dilutive potential
        common shares outstanding                       53,211               53,634               53,021               54,689
                                         =====================    =================    =================    =================

     Basic earnings per share:               $            1.06                 0.79                 2.47                 2.28
                                         =====================    =================    =================    =================

     Diluted earnings per share:             $            1.05                 0.79                 2.44                 2.26
                                         =====================    =================    =================    =================

9.   Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142.

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

     As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $109,161. Amortization expense related to goodwill was $3,184 and $2,407 for the year ended December 31, 2000 and the nine months ended September 29, 2001, respectively.

                   MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thosands)
                                  (Unaudited)

     In August 2001, the Financial Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS 144 is effective for the Company's fiscal year beginning in 2002 and is not expected to materially change the methods used by the Company to measure impairment losses on long-lived assets, but may result in more matters being reported as discontinued operations than is permitted under current accounting principles.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Quarter Ended September 29, 2001 as Compared with Quarter Ended September 30,
-----------------------------------------------------------------------------
2000
----

     Net sales for the quarter ended September 29, 2001 were $869.7 million, reflecting an increase of $31.2 million, or approximately 3.7%, over the $838.5 million reported in the quarter ended September 30, 2000. The Company believes that the increase was attributable to growth in soft non-carpet products and hard surface products.

     Gross profit for the third quarter of the current year was $220.6 million (25.4% of net sales) and represented a $6.4 million increase over the gross profit of $214.2 million (25.5% of net sales) for the prior year's quarter.

     Selling, general and administrative expenses for the current quarter were $128.2 million (14.7% of net sales) compared to $127.2 million (15.2% of net sales) for the prior year's third quarter. The decreased percentage was attributable to cost containment and leveraging of expenses against a higher sales volume in the current quarter.

     In the third quarter of 2000, the Company reached an agreement to settle two antitrust class actions. The Company contributed $13.5 million to the settlement fund to resolve price fixing claims. During the quarter in 2000, the Company recorded a charge of $7 million in connection with the settlement.

     Interest expense for the current quarter was $6.9 million compared to $10.2 million in the third quarter of 2000. The decrease was due to a reduction in debt levels and a decrease in the weighted average borrowing rate compared to the third quarter of 2000.

     Income tax expense was $28.8 million, or 34.0% of earnings before income taxes in the current quarter compared to $26.9 million, or 39% of earnings before income taxes for the prior year's third quarter. The reduction in the effective income tax rate was primarily due to tax credits.

Nine months Ended September 29, 2001 as Compared with Nine months Ended
-----------------------------------------------------------------------
September 30, 2000
------------------

     Net sales for the first nine months ended September 29, 2001 were $2,441.7 million, reflecting a decrease of $14.7 million, or approximately .6%, from the $2,456.4 million reported in the nine month period ended September 30, 2000. The Company believes that the decrease was attributable to the cyclical downturn in the overall economy, which led to declining industry shipments.

     Gross profit for the first nine months of the current year was $615.4 million (25.2% of net sales) and represented a $5.3 million decrease from the gross profit of $620.7 million (25.3% of net sales) for the first nine months of 2000.

     Selling, general and administrative expenses for the current period were $385.8 million (15.8% of net sales) compared to $379.0 million (15.4% of net sales) for the prior year's first nine months. The increased percentage was primarily due to costs of rolling out the hard surface product lines.

     In the third quarter of 2000, the Company reached an agreement to settle two antitrust class actions. The Company contributed $13.5 million to the settlement fund to resolve price fixing claims. During the quarter the Company recorded a charge of $7 million in connection with the settlement.

     Interest expense for the current period was $24.1 million compared to $28.6 million in the prior year's first nine months. The decrease was due to a reduction in debt levels, and a decrease in the weighted average borrowing rate compared to the first nine months of 2000.

     Income tax expense was $72.0 million, or 35.8% of earnings before income taxes in the current period compared to $79.9 million, or 39.3% of earnings before income taxes for the prior year's first nine months. The reduction in the effective income tax rate was primarily due to tax credits.

Liquidity and Capital Resources

     The Company's primary capital requirements are for working capital, capital expenditures and acquisitions. The Company's capital needs are met through a combination of internally generated funds, bank credit lines, securitization of accounts receivable and credit terms from suppliers.

     The level of accounts receivable increased from $358.8 million at the beginning of 2001 to $432.7 million at September 29, 2001. The $73.9 million increase was attributable to seasonal fluctuation. Inventories increased from $574.6 million at the beginning of 2001 to $576.2 million at September 29, 2001, due primarily to the rollout of the hard surface products, Ralph Lauren and Crown Crafts product lines, partially offset by a reduction in broadloom carpet inventories.

     Capital expenditures totaled $40.9 million for the first nine months of 2001, and were incurred primarily to modernize and expand manufacturing facilities and equipment. The Company's capital projects are primarily focused on increasing capacity, improving productivity and reducing costs. Capital spending for the remainder of 2001 is expected to range from $35.8 million to $45.8 million, the majority of which will be used to purchase equipment to increase production capacity and productivity.

     The Company's Board of Directors has authorized the repurchase of up to 15 million shares of its outstanding common stock. Since the inception of the program, a total of approximately 9.0 million shares have been repurchased at an aggregate cost of approximately $200.8 million. All of these repurchases have been financed through the Company's operations and banking arrangements.

Impact of Inflation

     Inflation affects the Company's manufacturing costs and operating expenses. The carpet industry has experienced significant inflation in the prices of raw materials and fuel-related costs, beginning in the third quarter of 1999, but such cost pressures have lessened during the last half of 2000 and first three quarters of 2001. The Company has generally passed along nylon fiber price increases to its customers.

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

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142.

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

     As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $109.2 million. Amortization expense related to goodwill was $3.2 million and $2.4 million for the year ended December 31, 2000 and the nine months ended September 29, 2001, respectively.

     In August 2001, the Financial Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS 144 is effective for the Company's fiscal year beginning in 2002 and is not expected to materially change the methods used by the Company to measure impairment losses on long-lived assets, but may result in more matters being reported as discontinued operations than is permitted under current accounting principles.

Forward-Looking Information

     Certain of the matters discussed in the preceding pages, particularly regarding anticipating future financial performance, business prospects, growth and operating strategies, proposed acquisitions, new products and similar matters, and those preceded by, followed by or that otherwise include the words "believes," "expects," "anticipates," "intends," "estimates" or similar expressions constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended. For those statements, Mohawk claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Those statements are based on assumptions regarding the Company's ability to maintain its sales growth and gross margins and to control costs. These or other assumptions could prove inaccurate and therefore, there can be no assurance that the "forward-looking statements" will prove to be accurate. Forward-looking statements involve a number of risks and uncertainties. The following important factors, in addition to those discussed elsewhere in this document, affect the future results of Mohawk and could cause those results to differ materially from those expressed in the forward-looking statements: materially adverse changes in economic conditions generally in the carpet, rug and floor covering markets served by Mohawk; competition from other carpet, rug and floor covering manufacturers; raw material prices; timing and level of capital expenditures; the successful integration of acquisitions, including the challenges inherent in diverting Mohawk management's attention and resources from other strategic matters and from operational matters for an extended period of time; the successful introduction of new products; the successful rationalization of existing operations; and other risks identified from time to time in the Company's SEC reports and public announcements. Any forward-looking statements represent Mohawk's estimates only as of the date of this report and should not be relied upon as representing Mohawk's estimates as of any subsequent date. While Mohawk may elect to update forward-looking statements at some point in the future, Mohawk specifically disclaims any obligation to do so, even if Mohawk's estimates change.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     To reduce the risk of interest rate fluctuations, the Company engages in the use of interest rate swap agreements. At September 29, 2001, the Company held one interest rate swap agreement under which the Company pays a fixed percent of interest times the notional principal amount and receives in return an amount equal to a specified variable rate of interest times the same notional principal amount. The fixed interest rate per the agreement is 5.82%, which expires January 2, 2006. The average rate as of September 29, 2001 was 3.1%. This agreement is considered highly effective as of September 29, 2001. The cumulative fair value of the agreement as of September 29, 2001 was a liability of $4.6 million, which was recorded in long-term liabilities with the offset to other comprehensive loss, net of applicable income taxes.

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

     None.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits

     None.

(b)    Reports on Form 8-K

     Current Report on Form 8-K: Second quarter 2001 earnings announcement, dated July 16, 2001.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            MOHAWK INDUSTRIES, INC.



Dated: November 7, 2001              By: /s/ Jeffrey S. Lorberbaum
                                         --------------------------
                                JEFFREY S. LORBERBAUM, President and
                                Chief Executive Officer (principal executive
                                officer)



Dated: November 7, 2001                 By: /s/ John D. Swift
                                            -----------------
                                JOHN D. SWIFT, Chief Financial Officer,
                                Vice President-Finance and Assistant Secretary (principal financial and accounting officer)