Form 10-K
period 2001-12-31
MOHAWK INDUSTRIES INC
filed 2002-03-20
CIK 851968

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[Mark One]

     [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [_]

     The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant (28,444,916 shares) on March 15, 2002 was $1,845,221,701. The aggregate market value was computed by reference to the closing price of the Common Stock on such date.

     Number of shares of Common Stock outstanding as of March 15, 2002:
52,845,686 shares of Common Stock, $.01 par value.

--------------------------------------------------------------------------------

                                     PART I

Item 1. Business

General

     Mohawk Industries, Inc. ("Mohawk" or the "Company," a term which includes the Company and its subsidiaries, including its primary operating subsidiaries, Mohawk Carpet Corporation, Aladdin Manufacturing Corporation and Dal-Tile International Inc. ("Dal-Tile")) is the leading producer of floorcovering products for residential and commercial applications in the United States. The Company is the second largest carpet and rug manufacturer, and a leading manufacturer, marketer and distributor of ceramic tile and natural stone, in the United States. On a pro forma basis after giving effect to the merger with Dal-Tile, the Company had annual net sales in 2001 of approximately $4.5 billion.

     Through the Company's carpet and rug business, the Company designs, manufactures and markets carpet and rugs in a broad range of colors, textures and patterns and is a leading producer of woven and tufted broadloom carpet and rugs for principally residential applications. The Company positions its products in all price ranges and emphasizes quality, style, performance and service. The Company is widely recognized through its premier brand names, which include "Mohawk," "Aladdin," "Mohawk Home," "Bigelow," "Bigelow Commercial," "Custom Weave," "Durkan Commercial," "Durkan Patterned Carpets," "Goodwin Weavers," "Helios," "Horizon," "Karastan," "Karastan Contract," "Mohawk ColorCenter," "Mohawk Commercial," "Mohawk Floorscapes," "Newmark Rug," "Townhouse," "World" and "WundaWeve." The Company markets and distributes its carpet and rug products through over 30,000 customers, which include primarily independent carpet retailers, home centers, mass merchandisers, department stores, commercial dealers and commercial end users. Some products are also marketed through private labeling programs. The Company's carpet and rug operations are vertically integrated from the extrusion of resin and post-consumer plastics into fiber, to the conversion of fiber into yarn and to the manufacture and shipment of finished carpet and rugs.

     Through the Company's ceramic tile business, it designs, manufactures and markets a broad line of wall, floor, quarry and mosaic tile products used in the residential and commercial markets for both new construction and remodeling. Most of the Company's ceramic tile products are marketed under the "daltile" and "American Olean" brand names. The Company's ceramic tile business is organized into three strategic business units: company-operated sales and service centers, independent distributors and home center retailers. The Company's company-operated sales center unit maintains over 200 sales and service centers in the United States, Canada and Puerto Rico. The Company's independent distributor unit distributes the American Olean brand through approximately 200 independent distributor locations and five company-operated sales and service centers serving a variety of residential and commercial customers. The Company's home center retailer unit supplies products to more than 2,000 home center retail outlets operating in the do-it-yourself and buy-it-yourself markets. Each business unit has a dedicated sales force supporting that unit. Additionally, the Company has showroom and design centers in Atlanta, Georgia and Dallas, Texas, where customers of local builders, remodelers, architects, designers and contractors may view and select ceramic tile and natural stone for their building projects.

     The Company recently acquired a significant portion of its ceramic tile business in its merger with Dal-Tile. Initially, the Company will operate its ceramic tile business as a stand-alone entity and will not make significant changes to integrate the operations with its existing operations. The Company's management has begun to study the many opportunities to assimilate Dal-Tile's ceramic tile business and realize synergies. The Company will continue to review operations, systems and procedures to establish the most efficient operation possible.

The Dal-Tile Acquisition

     On March 20, 2002, the Company completed its acquisition of Dal-Tile and Dal-Tile merged with and into Maverick Merger Sub, Inc., the Company's wholly owned subsidiary. Maverick Merger Sub was the surviving corporation of the merger and was renamed Dal-Tile International Inc. The aggregate consideration paid to Dal-Tile stockholders at closing, including holders of options to purchase Dal-Tile common stock, consisted of approximately $692 million in cash, approximately 12.9 million shares of the Company's common stock and options to purchase approximately 2.1 million shares of the Company's common stock. In connection with the merger, the Company also paid costs of approximately $21 million and repaid or assumed approximately $198 million of Dal-Tile's outstanding debt.

     The Company believes that the acquisition of Dal-Tile will give it the opportunity to:

     . combine Mohawk's current efforts in the hard-flooring business with Dal-Tile's larger, more established ceramic tile and natural stone business;

     . use Mohawk and Dal-Tile's existing distribution channels to increase sales of both carpets and hard floorcoverings;

     . further develop Mohawk's various brands and increase sales by distributing its products through Dal-Tile's distribution network;

     . reduce overhead and other costs by adding Dal-Tile's distribution network to Mohawk's logistical and distribution system;

     . reduce manufacturing costs and increase quality by identifying manufacturing best practices; and

     . reduce general, administrative, overhead and other miscellaneous costs by spreading fixed costs over a larger business.

     The Company financed the Dal-Tile acquisition with $600 million of borrowings under a bridge credit facility, borrowings of approximately $126 million under its existing revolving credit facility and $110 million under its on-balance sheet asset financing securitization facility and the assumption of Dal-Tile's existing $75 million on-balance sheet receivables securitization facility.

Industry

     The floorcovering industry has grown from $12.4 billion in sales in 1992 to $20.1 billion in 2000. In 2000, the primary categories of the United States floorcovering industry were carpet and rugs (63%), ceramic tile (11%), vinyl and rubber (14%), hardwood (8%) and laminate (4%). Each of these categories has been positively impacted by:

     . U.S. population growth, requiring new and renovated housing and commercial space;

     .    increasing average house size (up approximately 30% since 1980); and

     .    growth in vacation homes.

Compound average growth rates for units sold (measured by square yards) for each of the floorcovering categories above for the period from 1992 through 2000 have exceeded the growth rate of the gross domestic product of the United States over the same period. During this period, the compound average growth rate was 4.4% for carpet and rugs, 10.6% for ceramic tile, 5.0% for vinyl and rubber and 9.1% for hardwood. Laminate, which is a relatively new product, experienced a compound average growth rate of 39.9% from 1996 through 2000.

     According to the most recent figures available from the United States Department of Commerce, worldwide carpet and rug sales volume of American manufacturers and their domestic divisions was 2.0 billion square yards in 2000. This volume represents a market in excess of approximately $12 billion. The overall level of sales in the carpet industry is influenced by a number of factors, including consumer confidence, spending for durable goods, interest rates, turnover in housing, the condition of the residential and commercial construction industries and the overall strength of the economy.

     Broadloom carpet, defined as carpet over six feet by nine feet in size, represented 80% of the amounts shipped by the industry in 2000. Tufted broadloom carpet, a category that refers to the manner of construction in addition to size, represented 83.5% of the broadloom industry volume shipped in 2000. The broadloom carpet industry has two primary markets, residential and commercial, with the residential market making up approximately 69% of industry amounts shipped in 2000 and the commercial market comprising approximately 31%. An estimated 47% of industry shipments are made in response to replacement demand, which usually involves exact yardage, or "cut order," shipments that typically provide higher profit margins than sales of carpet sold in full rolls. Because the replacement business generally involves higher quality carpet cut to order by the manufacturer, rather than the dealer, this business tends to be more profitable for manufacturers than the new construction business.

     The United States ceramic tile industry shipped 2.3 billion square feet, or $2.1 billion, in 2000, which represents an 8.1% and 5.9% growth rate over 1999, respectively. The compound average growth rate of dollar shipments was 9.5% from 1996 through 2000 for ceramic tile. Sales in the ceramic tile industry are influenced by the same factors that influence the carpet industry, including consumer confidence, spending for durable goods, interest rates, turnover in housing, the condition of the residential and commercial construction industries and the overall strength of the economy.

     Glazed floor and wall tile represented 86% of the total industry dollars shipped in 2000. The balance of the industry 2000 dollar shipments are represented by unglazed mosaic and porcelain, 11.0% of total, and quarry tile, 3.0% of total. The ceramic tile industry's two primary markets, residential applications and commercial applications, represent 67.6% and 32.0% of the industry total, respectively. Of the total residential market, 62% of the dollar shipments are for new construction.

Competitive Strengths and Business Strategies

Competitive Strengths

     The Company's competitive strengths include:

     Strong Brand Equity. The Company's collection of national brands represents one of the strongest portfolios in the floorcovering industry. The Company has built strong brand equity by being a leader in service, quality and product innovation in its industry. The Company's established brands also provide it with a powerful platform for growth through new products and product line extensions.

     Position as Market Leader. The Company is the second largest carpet and rug manufacturer in the United States and, as a result of its recent acquisition of Dal-Tile, it is now a leading manufacturer, marketer and distributor of ceramic tile and natural stone in the United States.

     Superior Distribution System. The Company believes it provides superior product availability and faster delivery for customers of its carpet and rug business through its hub-and-spoke distribution network consisting of nine regional warehouses and over 40 smaller satellite distribution centers. The Company's distribution centers are supplied and serviced by its transportation fleet, which operates over 750 trucks and trailers. The Company's use of advanced management information systems allows it to monitor a transaction from the customer order through manufacturing to shipment of the finished product and to operate its separate facilities in a more integrated fashion, resulting in faster delivery times, lower costs and increased operational efficiencies. The Company's acquisition of Dal-Tile added over 200 customer service centers, as well as three regional distribution centers, located strategically throughout the United States, which provides it with opportunities to expand its distribution capabilities.

     Strong Customer Service. The Company is focused on building and maintaining long-term relationships with its customers. The Company assists its customers in selling its products and expanding their businesses by providing differentiated products and presentations. The Company also provides additional services that enhance its relationships with its customers, such as merchandising, training and administrative support programs. As a result of the Company's efforts, it was honored to be voted "Best Overall Carpet Manufacturer" and "Best Overall Tile Manufacturer" by floorcovering retailers in the Floor Covering News Award of Excellence as part of Surfaces 2001, a floorcovering industry tradeshow. In addition, in 2001, commercial designers gave the Company's Mohawk commercial brands a strong rating by placing them in one of the top three places for service, quality, design, value and performance. No other commercial carpet manufacturer achieved as high a rating in all categories.

     Total Floorcovering Supplier. The Company's product selections include hundreds of styles of carpets and rugs and ceramic tile in a broad range of colors, textures and patterns in all price ranges. Combining Dal-Tile's extensive ceramic and stone product offerings with Mohawk's products will provide the Company's customers with one of the broadest product offerings in the industry. This broad range of product offerings provides a foundation for the Company's goal of becoming the one-stop supplier of floorcovering products for residential and commercial applications.

     Experienced Management. The Company's experienced management team has driven its successful performance by emphasizing customer satisfaction, operating efficiency, cost control, acquisition integration and product design. In 2002, the Company was named Fortune magazine's Most Admired Company in the Textiles category.

Business Strategies

     The Company's business strategies are designed to take advantage of its competitive strengths while maintaining its focus on meeting or exceeding its customers' requirements. As a part of the Company's overall strategy, it has implemented the following marketing, operations and acquisition strategies designed to increase market share and achieve profitable growth through a focus on high-quality, low-cost production offered with superior service at competitive prices.

     Marketing Strategy. The Company's marketing strategy includes initiatives designed to more fully develop and support its independent dealer base in order to increase the demand for its products. Key elements of the Company's marketing strategy include:

     .    continuing to offer high-value, quality products;

     . using advertising and marketing programs to leverage the substantial brand equity of the Company's products, with a particular focus on high-growth product categories;

     .    seeking to develop marketing programs with the Company's customers;

     . dedicating separate sales forces to each of the Company's major distribution channels; and

     . offering merchandising, training and administrative support programs to the Company's customers on a national level to support product sales and assist in expanding their businesses.

     Operations Strategy. The Company's operating strategy is to capitalize on its competitive strengths to be both highly efficient and cost effective in its manufacturing, marketing, distribution and administrative services. To this end, the Company has structured its manufacturing operations to include the vertical integration of production facilities using low-cost manufacturing techniques with a superior distribution network. The Company's carpet and rug operations are vertically integrated from the extrusion of resin into fiber, to the conversion of fiber into yarn and to the manufacture and distribution of finished carpet and rugs. The Company's ceramic tile operations are vertically integrated from the production of frit and manufacturing supplies to the manufacture of ceramic tile at modern facilities in both the United States and Mexico to the distribution of finished ceramic tile through its three separate distribution channels. The Company continues to evaluate enhancements in manufacturing technology, operational procedures and management information systems and to its hub-and-spoke distribution system where the Company believes the investments will allow it to improve operating efficiencies or otherwise reduce costs or improve customer service.

     Acquisition Strategy. The Company's acquisition strategy is to continue to explore growth through acquisition opportunities in an effort to expand its product offerings, reduce its costs of production through vertical integration, and maintain its position as a leading producer of floorcovering products for residential and commercial applications. The Company regularly evaluates acquisition opportunities that would help it meet these goals.

     The Company's management team has considerable experience in completing acquisitions. Since the Company's initial public offering in 1992 (the "Initial Public Offering"), and prior to its merger with Dal-Tile, the Company completed and integrated twelve acquisitions that collectively have (i) broadened price points; (ii) increased the Company's vertical integration; (iii) expanded distribution capabilities; (iv) facilitated entry into niche or complementary businesses, such as rugs, decorative throws, bedspreads, coverlets and ceramic tile and (v) added to the depth of the Company's management team.

Sales and Distribution

  Carpet and Rug Business.

     The Company designs, manufactures and markets hundreds of styles of carpet and rugs in a broad range of colors, textures and patterns. The carpet and rug division positions its products in all price ranges and emphasizes quality, style, performance and service. The Company is widely recognized through its premier brand names, including "Mohawk," "Aladdin," " Mohawk Home," "Bigelow," "Bigelow Commercial," "Custom Weave," "Durkan Commercial," "Durkan Patterned Carpets," "Goodwin Weavers," "Helios," "Horizon," "Karastan," "Karastan Contract," "Mohawk ColorCenter," "Mohawk Commercial," "Mohawk Floorscapes," "Newmark Rug," "Townhouse," "World" and "WundaWeve." The Company markets and distributes carpet and rugs through over 30,000 customers, which include independent carpet retailers, home centers, mass merchandisers, department stores, commercial dealers, and commercial end users. Some products are also marketed through private labeling programs.

     Sales to residential customers represent a significant portion of the total industry and the majority of the Company's carpet and rug sales. The Company currently markets approximately 650 residential products to its customers, which include independent retailers, department stores, mass merchandisers, buying groups and building and tenant improvement contractors.

     The Company has positioned its premier residential carpet and rug brand names across all price ranges. "Mohawk," "Custom Weave," "WundaWeve," "Bigelow," "Galaxy," "Horizon," "Helios" and "Karastan" are positioned to sell primarily in the medium-to-high retail price range in the residential broadloom market, and these lines are also sold under private labels. These lines have substantial brand name recognition among carpet dealers and retailers with the "Karastan," "Mohawk" and "Bigelow" brands having the highest consumer recognition in the industry. "Karastan" is the leader in the exclusive high-end market. The "Aladdin" and "World" brand names compete primarily in the low-to-medium retail price range.

     The Company offers intensive marketing and advertising support through dealer programs like Karastan Gallery, Mohawk ColorCenter and Mohawk Floorscapes. These programs offer varying degrees of support to dealers in the form of sales and management training, merchandising systems, exclusive promotions and assistance in certain administrative functions such as consumer credit, advertising and insurance.

     The Company's carpet and rug business generally markets its residential products through its residential sales forces that report to common management on a regional basis. All of the regional vice presidents report to one senior vice president of sales. Each region has responsibility for sales, distribution and inventory management in its region, all of which is coordinated by the senior vice president of sales at a national level. The inventory management on a regional level is accomplished by a hub-and-spoke distribution network. In this system, the Company's trucks generally deliver carpet from mill sites to regional warehouses. From there, it is shipped to local distribution warehouses, then to retailers.

     The commercial customer base is divided into several groups: educational institutions, corporate office space, hospitality facilities, retail space and health care facilities. In addition, the Company produces and sells carpet for the export market, the federal government and other niche businesses. Different purchase decision makers and decision-making processes exist for each group.

     The sales distribution channels for the commercial products have been divided into five groups based upon traditional marketing paths: main street, dealer negotiated, performance specified, fashion specified and hospitality and lodging.

     The main street channel traditionally offers lower price point carpets sold through retail dealers under the "Aladdin" brand and is distributed through the residential sales force. Products sold into this channel are service driven and price sensitive.

     The dealer-negotiated channel is serviced through the "Bigelow Commercial" brand. In this channel, large commercial flooring contractors play the most important role in product selection on negotiated project work such as leased commercial office and retail space. This channel is relationship driven and service oriented where top performers are rewarded with a higher percentage of a contractor's discretionary business.

     The performance specified channel is serviced through the "Mohawk Commercial" and "Mohawk Modular" brands, where long-term appearance retention and durability are key buyer criteria for more demanding project environments such as auditoriums, airports, schools, institutional buildings and high traffic retail outlets. Woven products are strategically advantaged over tufted products in this market channel due to differentiated performance characteristics that are more highly valued in high traffic installations.

     The "Karastan Contract" and "Durkan Commercial" brands are sold into the fashion specified channel where distinctive styling and custom product variations are more commonly required for project work. This market channel, almost entirely specified through architects and designers, includes end use installations such as higher end corporate offices, law firms, boutique retail, and high profile institutional projects. Because of the distinctive styling and tailored pattern detail that can be achieved through the weaving process, woven styling is highly valued among the design community.

     Both the performance and fashion specified sales groups also solicit business from large end user accounts that typically make product selections centrally for their company through internal facilities managers and purchasing agents.

     The hospitality and lodging channel markets the "Durkan Hospitality" brand that specializes in complex printed carpets commonly seen in higher end hotels, resort facilities and casinos. This channel is generally specified through a designer but ultimately sold through independent purchasing agents that consolidate interior furnishings purchase decisions for hotel property owners. Durkan Hospitality has historically offered a premium print product due to an extensive pattern offering distinguished by visually sharper and cleaner color separation in the final product.

     The Company believes its ability to make woven carpet under the Mohawk Commercial and Karastan Contract brand names in large volume for commercial applications differentiates it from other manufacturers, most of which produce tufted carpet almost exclusively. Woven carpet, and specifically the Company's woven interlock products, sell at higher prices than tufted carpet and generally produce higher profit margins. The Company believes that it is one of the largest producers of woven carpet in the United States and that it has several carpet weaving machines and processes that no other manufacturer has, thereby allowing it to create carpet to meet specifications that its competitors cannot duplicate.

     The machine-made rug market is currently the fastest growing product line of the U.S. carpet and rug industry with an annual growth rate estimated to be approximately 5% in 2000. Much of this growth has occurred at the low-to-medium retail price ranges. The distribution channels for the rug market primarily include department stores, mass merchants, floorcovering stores, catalog stores, home centers and furniture stores.

     The Company's product lines include a broad array of rugs. The Karastan brand name rugs represent the higher retail price ranges with one of the most valued brand names in the industry and are distributed through specialty stores, along with department and furniture stores. These are higher quality woven wool rugs manufactured primarily on Axminster looms.

     The Company emphasizes the fast growing lower retail price ranges through the Mohawk Home Division. The rugs sold are primarily woven and tufted polypropylene area rugs, tufted border rugs and decorative mats. These products are distributed primarily through mass merchants and home centers under the brands Mohawk Home and American Weavers. Mohawk Home also distributes blankets, pillows, bedspreads and throws to mass merchants and home centers.

     The Company also sells bath mats, washable scatter rugs and other woven textile products to the rug market through its Townhouse, Newmark, Goodwin Weavers and Aladdin brand names. The Aladdin products are tufted nylon and polyester products, which are distributed through department stores and mass merchants. Both the Townhouse and Newmark products are high-end washable cotton bath rugs that are distributed to the luxury market of department stores, specialty stores, and catalog businesses. The Goodwin Weavers products include blankets, pillows, bedspreads and throws, which are distributed through catalogs and trade shows.

  Ceramic Tile Business.

     The Company's ceramic tile and natural stone products are distributed through three separate distribution channels consisting of company-operated sales centers, independent distributors and home center retailers. The business is organized into three strategic business units to address the specific customer needs of each distribution channel. Each strategic business unit is supported by a dedicated sales force.

     The Company has three regional distribution centers strategically located in California, Maryland and Texas. These centers help the Company maintain high-quality customer service in each distribution channel by focusing on shorter lead times, increased order fill rates and improved on-time deliveries to its customers. In addition, these regional distribution centers enhance the Company's ability to plan and schedule production and to manage inventory requirements.

     The Company has state-of-the-art showrooms and design centers in Atlanta, Georgia and Dallas, Texas. These showrooms are dedicated primarily to the residential business and provide a place for customers of local builders, remodelers, architects, designers and contractors to view and select ceramic tile for their building projects. The showroom is staffed with design professionals knowledgeable in wall and floor tile applications, as well as current design and decorating trends.

     Company-Operated Sales Centers. The Company's network of over 200 company-operated sales centers located in the United States, Canada and Puerto Rico distributes primarily the daltile brand product, serving customers in all 50 states and portions of Canada and Puerto Rico. In 2001, a majority of the Company's ceramic tile and natural stone sales were made through company-operated sales centers.

     In addition to sales center staff, this distribution channel is supported by approximately 131 sales associates servicing both commercial and residential markets. The daltile brand also has a group of 44 sales representatives dedicated exclusively to the architectural community. The architectural community exercises significant influence over the specification of products utilized in commercial applications.

     The Company has designed each sales center to serve as a "one-stop" source that provides customers with one of the ceramic tile industry's broadest product lines--a complete selection of glazed floor tile, glazed wall tile, glazed and unglazed ceramic mosaic tile, porcelain tile, quarry tile and stone products, as well as allied products. In addition to products manufactured by the Company's ceramic tile business, the sales centers carry a selection of products purchased from other manufacturers to provide customers with a broader product line. The sales centers generally range in size from 6,000 to 30,000 square feet, with a typical center occupying approximately 12,000 square feet. The sales centers consist of a showroom dedicated to displaying the product offerings together with office space and a warehouse in which inventory is stocked. Sales center displays and inventories are designed to reflect local consumer preferences. The sales centers generally are located in light industrial areas rather than retail areas and generally occupy moderately priced lease space under 3 to 10 year leases.

     As of March 1, 2002, the sales center distribution system included 217 Dal-Tile sales centers and five American Olean sales centers, four stone slab operations and two residential showrooms, which provide sales and merchandising support to the sales centers. In the future, the Company may open additional sales centers in areas where factors such as population, construction activity, local economic conditions and usage of tile create an attractive environment for a sales center. From time to time, sales centers are closed in locations where economic and competitive conditions have changed.

     Independent Distributors. The independent distributor channel is serviced through a dedicated business unit that includes 10 regional sales managers to serve the particular requirements of its customers. Currently, the American Olean brand is distributed through approximately 200 independent distributor locations and five company-owned sales centers that service a variety of residential and commercial customers. The Company is focused on increasing its presence in the independent distributor channel, particularly in tile products that are most commonly used in flooring applications.

     Home-Center Retailers. The Company believes its Dal-Tile division is one of the U.S. ceramic tile industry's largest suppliers to the do-it-yourself and buy-it-yourself markets through home center retailers, such as The Home Depot and Lowe's, serving more than 2,000 home center retail outlets nationwide. The home center retailer channel has provided this segment with new sources of sales over the past five years and is expected to continue presenting important growth opportunities.

     Brands and Marketing Programs. The Company believes that it has two of the leading brand names in the U.S. ceramic tile industry--daltile and American Olean. The roots of the daltile and American Olean brand names date back approximately fifty and seventy-five years, respectively.

     The company-operated sales centers distribute primarily the daltile brand, which includes a fully integrated marketing program, emphasizing a focus on fashion. The product offering is based on the Company's assessment of the needs of professional installers, designers, architects and builders, as well as a review of competitive products. The marketing program includes public relations support, merchandising (displays/sample boards, chip chests), literature/catalogs and an Internet website.

     The American Olean brand consists of a full product offering and is distributed primarily through independent distributors. The brand is supported by a fully integrated marketing program, including public relations efforts, displays, merchandising (sample boards, chip chests), literature/catalogs and an Internet website.

Advertising and Promotion

     The Company promotes its products in the form of co-operative advertising, point-of-sale displays and marketing literature provided to assist in marketing various carpet and ceramic tile styles. The Company also continues to rely on the substantial brand name identification of its product lines. The cost of producing display samples, a significant promotional expense, is partially offset by sales of samples and support from raw materials suppliers in the carpet and rug business.

Manufacturing and Operations

     Carpet and Rugs Business. The Company's manufacturing operations are vertically integrated and include the extrusion of resin and post-consumer plastics into polypropylene, polyester and nylon fiber, yarn processing, tufting, weaving, dyeing, coating and finishing. Capital expenditures are primarily focused on increasing capacity, improving productivity and reducing costs. Over the past three years, the Company has incurred significant capital expenditures that have helped increase manufacturing efficiency and capacity, and improve overall cost competitiveness.

     Ceramic Tile Business. The Company operates nine tile manufacturing facilities with an aggregate annual manufacturing capacity of 527 million square feet. Over the past three years, the Company has invested significantly in capital expenditures, principally for new plants and state-of-the-art fast-fire equipment to increase manufacturing capacity, improve efficiency and develop new capabilities. Operating capacity has expanded from 378 million square feet to 527 million square feet during the same period.

     The ceramic tile business commenced operations in Mexico at the Company's Monterrey facility in 1955 and since then has been manufacturing products at this facility for U.S. and Mexican consumption. The Monterrey location contains five distinct manufacturing facilities, three of which produce ceramic tile, one of which produces frit (ground glass) and one of which produces refractories.

     The Company believes that its manufacturing organization offers competitive advantages due to its ability to manufacture a differentiated product line consisting of one of the industry's broadest product offerings of colors, textures and finishes, as well as the industry's largest offering of trim and angle pieces and its ability to utilize the industry's newest technology. The Company seeks to maximize production at its lowest cost manufacturing facilities, continue ongoing improvements by implementing demonstrated best practices and continue to invest in manufacturing technology to lower its costs and develop new capabilities.

Raw Materials and Suppliers

     Carpet and Rugs Business. The principal raw materials the carpet and rug business uses are nylon staple fibers, nylon filament fibers, raw wool, polypropylene filament fibers, polyester staple fibers, polypropylene, nylon and polyester resins and post-consumer plastics, synthetic backing materials, polyurethane and latex and various dyes and chemicals. The Company obtains all of its major raw materials from independent sources and all of its externally purchased nylon fibers from four major suppliers: E.I. du Pont de Nemours and Company, Solutia, Inc., BASF Corporation and Honeywell, Inc. Most of the fibers the Company uses in carpet production are treated with stain-resistant chemicals. The carpet and rug business has not experienced significant shortages of raw materials in recent years. The Company believes that the loss of any one supplier to its carpet and rug business would not have a material effect on its business and that an alternative supply arrangement could be made in a relatively short period of time.

     Ceramic Tile Business. In the Company's ceramic tile business, the Company manufactures wall tile primarily from talc and clay; floor tile and glazed mosaic tile primarily from impure nepheline syenite and clay; unglazed ceramic tile primarily from pure nepheline syenite and clay; and unglazed quarry tile from clay. During the fourth quarter of 1999, Dal-Tile sold its talc mining operation, along with the related mineral rights, to Wold Talc Company, Inc. In conjunction with the sale, Dal-Tile entered into a long-term supply agreement for talc requirements with Wold Talc.

     The Company owns long-term clay mining rights in Alabama, Kentucky and Mississippi that satisfy nearly all of its clay requirements for producing unglazed quarry tile. The Company purchases a number of different grades of clay for the manufacture of its non-quarry tile. The Company believes that there is an adequate supply of all grades of clay and that all are readily available from a number of independent sources.

     The Company purchases all of its impure nepheline syenite requirements from Minnesota Mining and Manufacturing Company. The Company believes, however, that there is an adequate supply of impure nepheline syenite, which can be obtained from other sources. Pure nepheline syenite is purchased from Unimin Corporation, which is the only major supplier of this raw material in North America. If there were a supply interruption of pure nepheline syenite, feldspar could be used in the production of mosaic tile. Feldspar can be purchased from a number of sources at comparable cost to pure nepheline syenite.

     Glazes are used on a significant percentage of the Company's manufactured tile. Glazes consist of frit (ground glass), zircon, stains and other materials, with frit being the largest ingredient. The Company manufactures approximately 56% of its frit requirements.

Competition

     Carpet and Rugs Business. The carpet and rugs industry is highly competitive. Based on industry publications, the top 20 North American carpet and rug manufacturers (including their American and foreign divisions) in 2000 had worldwide sales in excess of $16.8 billion, and the top 20 manufacturers in 1990 had sales in excess of $6 billion. In 2000, the top five manufacturers had worldwide sales in excess of $11.8 billion. With 2001 net sales of approximately $3.5 billion, the Company believes it is the second largest producer of carpet and rugs (in terms of sales volume).

     Ceramic Tile Business. The Company estimates that over 100 tile manufacturers, more than half of which are based outside the United States, compete for sales of ceramic tile to customers located in the United States. Although the U.S. ceramic tile industry is highly fragmented at both the manufacturing and distribution levels, the Company believes it is the largest manufacturer, distributor and marketer of ceramic tile in the United States and one of the largest in the world.

     The principal methods of competition within the carpet and rugs and ceramic tile industries are price, style, quality and service. In each of the Company's markets, price competition and market coverage are particularly important because there is relatively little perceived differentiation among competing product lines. The Company's recent investments in modernized, advanced manufacturing and data processing equipment, the extensive diversity of equipment in which the Company has invested and its marketing strategy contribute to its ability to compete primarily on the basis of performance, quality, style and service, rather than just price.

     In each of the Company's carpet and rug and ceramic tile businesses, the Company faces competition from a large number of domestic and foreign manufacturers and independent distributors of floorcovering products. Some of the Company's existing and potential competitors may be larger and have greater resources and access to capital than the Company does. Maintaining the Company's competitive position may require it to make substantial investments in its product development efforts, manufacturing facilities, distribution network and sales and marketing activities. Competitive pressures may also result in decreased demand for the Company's products and in the loss of market share. In addition, the Company faces, and will continue to face, pressure on sales prices of its products from competitors, as well as from large customers. As a result of any of these factors, there could be a material adverse effect on the Company's sales and profitability.

Trademarks

     The Company uses several trademarks that it considers important in the marketing of its products, including "Aladdin," "American Olean(R)," "Alexander Smith(R)," "Bigelow(R)," "Bigelow Commercial," "Custom Weave" "daltile(R)," "Dal-Monte," "Durkan Commercial," "Durkan Patterned Carpets," "Goodwin Weavers," "Helios(R)," "Home Source," "Horizon(R)," "Karastan(R)," "Karastan Contract," "Mohawk(R)," "Mohawk ColorCenter(R)," "Mohawk Commercial," "Mohawk Floorscape," "Mohawk Home," "Tommy Mohawk(R)," "Townhouse(R)," "World(R)" and "WundaWeve(R)."

Sales Terms and Major Customers

     The Company's sales terms are the same as those generally available throughout the industry. The Company generally permits its customers to return broadloom carpet and ceramic tile purchased from it within 30 days from the date of sale if the customer is not satisfied with the quality of the product. This return policy is consistent with the Company's emphasis on quality, style and performance and promotes customer satisfaction without generating enough returns to affect materially its operating results or financial position.

     During 2001, no single customer accounted for more than 10% of Mohawk's total net sales. The Company believes the loss of one or a few major customers would not have a material adverse effect on its business.

Employees

     As of March 1, 2002, after the merger with Dal-Tile, the Company employed approximately 31,350 persons, of which approximately 700 of its employees in the United States and approximately 3,000 of its employees in Mexico are members of unions. Other than with respect to these employees, the Company is not a party to any collective bargaining agreements. Additionally, the Company has not experienced any strikes or work stoppages for over 20 years. The Company believes that its relations with its employees are good.

Item 2. Properties

     The Company owns a 47,500 square foot headquarters office in Calhoun, Georgia on an eight acre site. The following table lists the principal manufacturing and distribution facilities owned by the Company:

                                                                                                       Approx.
                                                                                                      Enclosed
                                                                                                      Area in
                                                                                                       Square
Location                         Primary Products or Purposes                                         footage
-----------------------------    ---------------------------------------------------------          -----------
Dalton, GA ...............       Carpet and rug manufacturing and warehousing ..........             2,089,000
Monterrey, Mexico.........       Tile manufacturing, distribution and office ...........             1,464,597
Dalton, GA ...............       Carpet manufacturing, distribution and offices ........             1,103,200
Dalton, GA ...............       Carpet and yarn manufacturing .........................             1,101,600
Dublin, GA ...............       Carpet manufacturing, warehousing and offices .........               831,000
Lyerly, GA ...............       Carpet manufacturing and warehousing ..................               820,000
Chatsworth, GA ...........       Distribution center ...................................               812,075
Calhoun, GA ..............       Carpet manufacturing and distribution center ..........               792,000
Chatsworth, GA ...........       Carpet manufacturing, warehousing and offices .........               787,800
Eden, NC .................       Carpet and rug manufacturing ..........................               784,200
Dallas, TX ...............       Tile manufacturing, distribution and office ...........               733,846
Jackson, TN ..............       Tile manufacturing ....................................               655,211
Summerville, GA ..........       Yarn extrusion ........................................               579,000
Eton, GA .................       Carpet manufacturing ..................................               577,205
Shannon, GA ..............       Distribution center ...................................               567,000
Sugar Valley, GA .........       Rug manufacturing, warehousing and offices ............               472,500
Calhoun Falls, SC.........       Yarn manufacturing ....................................               425,000
Bennettsville, SC ........       Yarn manufacturing ....................................               412,000
Dalton, GA ...............       Carpet manufacturing, distribution and offices ........               396,900
Dahlonega, GA ............       Yarn manufacturing ....................................               380,000
Landrum, SC ..............       Weaving and finishing of carpet .......................               350,000
Dalton, GA ...............       Carpet manufacturing ..................................               342,000
Calhoun, GA ..............       Distribution center ...................................               300,248
Chatsworth, GA ...........       Sample manufacturing ..................................               291,800
Calhoun, GA ..............       Textile and Rug Manufacturing ........................                287,688
Olean, NY ................       Tile manufacturing ....................................               278,417
Fayette, AL ..............       Tile manufacturing ....................................               276,467
Lewisport, KY ............       Tile manufacturing ....................................               270,836
Dalton, GA ...............       Carpet dyeing .........................................               259,000
Chatsworth, GA ...........       Yarn extrusion ........................................               257,800
Calhoun, GA ..............       Rug manufacturing and warehousing .....................               250,000
Summerville, GA ..........       Sample manufacturing and distribution .................               235,000
Gettysburg, PA ...........       Tile manufacturing ....................................               218,609
Dalton, GA ...............       Carpet dyeing .........................................               216,000
Conroe, TX ...............       Tile manufacturing ....................................               208,059
Calhoun, GA ..............       Textile manufacturing, distribution and offices .......               207,432
Eden, NC .................       Carpet and rug distribution ...........................               194,000
Calhoun, GA ..............       Mat manufacturing and warehouse........................               164,400
Dalton, GA ...............       Rug manufacturing and offices .........................               135,000
Dalton, GA ...............       Sample storage and distribution .......................               123,000
Chatsworth, GA ...........       Warping, warehousing ..................................               112,121
Greenville, NC ...........       Wool processing .......................................               103,000

The following table lists the Company's material leased office, manufacturing and warehouse facilities:

                                                                                Approx.
                                                                               Enclosed
                                                                               Area in
                                                                                Square      Lease Term
Location                       Primary Products or Purposes                    footage      Through (1)
-----------------------------  -------------------------------------------   -----------   ------------
Dallas, TX .................   Distribution warehouse....................       472,500      Jan-2003
Los Angeles, CA ............   Distribution warehouse....................       410,515      Mar-2007
El Paso, TX ................   Tile manufacturing........................       366,876      Mar-2006
Baltimore, MD ..............   Distribution warehouse....................       315,000      Feb-2007
Kensington, GA .............   Warehouse.................................       277,484      May-2002
Calhoun, GA ................   Carpet manufacturing, Rug Distribution....       263,162      Mar-2006
Pembroke Park, FL ..........   Distribution warehouse....................       258,270      Jul-2020
La Mirada, CA ..............   Distribution warehouse....................       220,000      Jan-2011
Grand Prairie, TX ..........   Distribution warehouse....................       202,890      Jun-2012
Bowlingbrook, IL ...........   Distribution warehouse....................       201,959      Nov-2019
Glen Burnie, MD ............   Distribution warehouse....................       187,200      Mar-2012
Pompton Plains, NJ .........   Distribution warehouse....................       164,437      Jul-2011
Calhoun, GA ................   Rug warehouse.............................       140,000      Dec-2003
Columbus, OH ...............   Distribution warehouse....................       135,000      Sep-2004
Kent, WA ...................   Distribution warehouse....................       120,950      Nov-2020
Romeoville, IL .............   Distribution warehouse....................       108,000      Sep-2004
Lathrop, CA ................   Distribution warehouse....................       101,112      Jan-2007
La Mirada, CA ..............   Distribution warehouse....................       100,000      Jan-2011

_______________
(1)  Include renewal options exercisable by the Company.

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

      The Company is a party to two consolidated lawsuits captioned Gaehwiler v. Sunrise Carpet Industries, Inc. et al. and Patco Enterprises, Inc. v. Sunrise Carpet Industries, Inc. et al., both of which were filed in the Superior Court of the State of California, City and County of San Francisco, in 1996. Both complaints were brought on behalf of a purported class of indirect purchasers of polypropylene carpet in the State of California and seek damages for alleged violations of California antitrust and unfair competition laws. In February 1999, a similar complaint was filed in the Superior Court of the State of California, City and County of San Francisco, on behalf of a purported class based on indirect purchasers of nylon carpet in the State of California and alleges violations of California antitrust and unfair competition laws. The complaints described above do not specify any specific amount of damages but do request injunctive relief and treble damages plus reimbursement for fees and costs. The Company has reached an agreement to settle the lawsuits and is in the process of finalizing documentation to be presented to the court for approval. The settlement amount has been recorded in accrued expenses.

Environmental Matters

     The Company is subject to various federal, state, local and foreign environmental health and safety laws and regulations, including those governing air emissions, wastewater discharges, the use, storage, treatment and disposal of solid and hazardous materials, and the cleanup of contamination associated therewith. Because of the nature of the Company's business, the Company has incurred, and will continue to incur, costs relating to compliance with such laws and regulations. The Company is involved in various proceedings relating to environmental matters and is currently engaged in environmental investigation, remediation and post-closure care programs at certain sites. The Company has provided reserves for such activities that it has determined to be both probable and reasonably estimable. The Company does not expect that the ultimate liability with respect to such activities will have a material adverse effect on it.

     Two sites near Mohawk's Dallas facility in its Dal-Tile division are involved in Resource Conservation and Recovery Act ("RCRA") Part B post-closure care cleanup projects proceeding under the oversight of the Texas Natural Resource Conservation Commission ("TNRCC"). In 1991, Dal-Tile and the predecessor to the TNRCC agreed to an administrative order (the "1991 Order") relating principally to the disposal by Dal-Tile of waste materials containing lead compounds in a gravel pit ("Elam") near the City of Mesquite's landfill in Dallas County and at a Dal-Tile-operated landfill located on Pleasant Run Road ("Pleasant Run") in Dallas County. Dal-Tile's closure plans for Elam and Pleasant Run were approved by the TNRCC, and remediation and other activities associated with the closures implemented. The TNRCC issued post-closure care permits for Elam and Pleasant Run in 2000. The Company expects to incur future costs in connection with post-closure at Elam and Pleasant Run. The Company believes that any such amounts will not have a material adverse effect on it.

     In October 1994, Dal-Tile, Master-Halco, Inc. ("Master-Halco") (a manufacturing company not affiliated with Dal-Tile), certain third party individuals and the TNRCC agreed to an administrative order (the "1994 Order") relating to, among other things, investigation and remediation in connection with the alleged disposal of waste materials containing lead compounds at a gravel pit on Kleburg Road ("Walton") in Dallas. Pursuant to the 1994 Order, among other things, an administrative penalty of $213,200 was deferred pending timely and satisfactory completion of the requirements in the 1994 Order. Dal-Tile has completed certain required remediation and closure activities and in 2000 submitted a Closure Certification Report to the TNRCC for approval. Approval of the Closure Certification Report was received in June 2001. The TNRCC has informed the Company that a formal Post Closure Care Permit is not required. The Company is now performing Post Closure activities of the Walton site and expects to incur future costs in connection with this activity. The Company believes that any such amounts will not have a material adverse effect on it.

     Dal-Tile has reported that the Texas environmental proceedings described above followed a related criminal investigation which led to the indictments and, in 1993, the convictions of a former owner and a former officer of Dal-Tile on federal charges of violating environmental laws, and that the U.S. Attorney's Office for the Northern District of Texas, which obtained the indictments, informed Dal-Tile on April 22, 1992 that, based on information in their possession, it had decided not to prosecute Dal-Tile for violations of environmental criminal statutes.

     Dal-Tile has been named as a potentially responsible party under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and similar state statutes with respect to the disposal of certain hazardous substances at various other sites in the United States including, without limitation, the Salford Quarry Superfund Site and the North Penn 6 Superfund Site. Based on currently available information, the Company believes that the ultimate allocation of costs associated with the investigation and remediation of these pending sites will not, in the aggregate, have a material adverse effect on it.

     Numerous aspects of the Company's manufacturing operations require expenditures for environmental compliance. For example, the manufacture of carpet and tile require expenditures for compliance with laws and regulations governing air emissions, wastewater discharges, and the generation of solid and hazardous waste. Many of these manufacturing processes also require expenditures in order to comply with Occupational Safety and Health Administration ("OSHA") regulations with respect to potential employee exposure including operations that result in the accumulation of dust that contains silica. Expenditures required for compliance activities associated with environmental and OSHA compliance have not had, and are not expected to have, a material adverse effect on the Company.

     In addition, in light of the lengthy manufacturing history of the Company's facilities, it is possible that additional environmental issues and related matters may arise relating to past activities which the Company cannot now reliably predict, including tort liability and liability under environmental laws. For example, a number of the Company's facilities in the Dal-Tile division located in the United States used lead compounds in glaze materials. The Company's Mexican facilities continue to use lead compounds in their glaze materials on certain specially ordered tiles. Significant exposure to lead compounds may have adverse health effects. Although it is impossible to quantify the Company's liability, if any, in respect of these matters, including liability to individuals exposed to lead compounds, no claims relating to use of lead compounds or waste disposal matters are pending against it except as set forth above. In addition, the Company cannot now reliably predict the effect which future environmental regulation in the United States, Mexico and Canada could have on it.

     As a result of a voluntary audit, the air operating permits for three of Mohawk's facilities in its Dal-Tile division located in Texas are in the process of being modified and voluntary Compliance Agreements with the TNRCC have been entered into. In conjunction with this activity, it was determined that air pollution control equipment will be required for certain emission sources at the Dallas and El Paso facilities. Further, in November 2001 the TNRCC issued a Notice of Violation ("NOV") to the El Paso facility alleging failure to install air pollution control equipment during a recent expansion. The NOV will be addressed as part of the permit modification process for the El Paso facility. The Company believes the expenditures associated with obtaining the permit modifications in Texas, including installation of the air pollution control equipment, will not have a material adverse effect on it.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders of the Company during the fourth quarter ended December 31, 2001.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

Market for the Common Stock

     The Company's common stock, $.01 par value per share (the "common stock") is quoted on the New York Stock Exchange ("NYSE") under the symbol "MHK." The table below shows the high and low sales prices per share of the Common Stock as reported on the NYSE Composite Tape, for each fiscal period indicated.

                                                                  Mohawk
                                                               Common Stock
                                                           --------------------
                                                              High        Low
                                                           ----------   -------
2000
----
First quarter ..........................................   $   26.00     18.94
Second quarter .........................................       26.25     20.50
Third quarter ..........................................       27.81     21.13
Fourth quarter .........................................       29.13     19.06

2001
----
First quarter ..........................................   $   32.60     25.50
Second quarter .........................................       35.85     27.91
Third quarter ..........................................       47.13     29.85
Fourth quarter .........................................       55.55     35.90

2002
----
First quarter (through March 15, 2002) .................   $   68.10     50.50

     As of March 15, 2002, there were approximately 360 holders of record of Common Stock. The Company has not paid or declared any cash dividends on shares of its Common Stock since completing its Initial Public Offering. The Company's policy is to retain all net earnings for the development of its business, and it does not anticipate paying cash dividends on the Common Stock in the foreseeable future. The payment of future cash dividends will be at the sole discretion of the Board of Directors and will depend upon the Company's profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. The payment of cash dividends is limited by certain covenants within various Company loan agreements.

Item 6. Selected Financial Data

     The following table sets forth the selected financial data of the Company for the periods indicated, which information is derived from the consolidated financial statements of the Company. On July 23, 1997, the Company acquired certain assets of Diamond Rug & Carpet Mills, Inc. ("Diamond") and other assets owned by Diamond's principal shareholders using the purchase method of accounting. On November 12, 1998, the Company acquired all of the outstanding capital stock of World Carpets, Inc. ("World") in exchange for approximately 4.9 million shares of the Company's common stock in a transaction recorded using the pooling-of-interests method of accounting. On January 29, 1999, the Company acquired certain assets and assumed certain liabilities of Image Industries, Inc. ("Image"). The acquisition was recorded using the purchase method of accounting. On March 9, 1999, the Company acquired all of the outstanding capital stock of Durkan Patterned Carpets, Inc. ("Durkan") in exchange for approximately 3.1 million shares of the Company's common stock in a transaction recorded using the pooling-of-interests method of accounting. On November 14, 2000, the Company acquired certain fixed assets and inventory of Crown Crafts, Inc. ("Crown Crafts"). The acquisition was accounted for using the purchase method of accounting. All financial data have been restated to include the accounts and results of operations of World and Durkan. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and notes thereto included elsewhere herein.

                                                                              At or for the Years ended December 31,
                                                                  --------------------------------------------------------------
                                                                     2001         2000         1999         1998         1997
                                                                  ----------   ----------   ----------   ----------   ----------
                                                                            (In thousands, except per share data)
Statement of earnings data:
Net sales .....................................................   $3,445,945    3,404,034    3,211,575    2,848,810    2,521,297
Cost of sales .................................................    2,613,043    2,581,185    2,434,716    2,167,523    1,961,433
                                                                  ----------   ----------   ----------   ----------   ----------
  Gross profit ................................................      832,902      822,849      776,859      681,287      559,864
Selling, general and administrative
  expenses ....................................................      505,745      505,734      482,062      432,191      383,523
Carrying value reduction of property,
  plant and equipment and other
  assets (a) ..................................................            -            -            -        2,900        5,500
Class action legal settlement (b) .............................            -        7,000            -            -            -
Compensation expense for stock
  option exercises (c) ........................................            -            -            -            -        2,600
                                                                  ----------   ----------   ----------   ----------   ----------
  Operating income ............................................      327,157      310,115      294,797      246,196      168,241
                                                                  ----------   ----------   ----------   ----------   ----------
Interest expense ..............................................       29,787       38,044       32,632       31,023       36,474
Acquisition costs - World Merger (d) ..........................            -            -            -       17,700            -
Other expense, net ............................................        5,954        4,442        2,266        2,667          338
                                                                  ----------   ----------   ----------   ----------   ----------
                                                                      35,741       42,486       34,898       51,390       36,812
                                                                  ----------   ----------   ----------   ----------   ----------
  Earnings before income taxes ................................      291,416      267,629      259,899      194,806      131,429
Income taxes ..................................................      102,824      105,030      102,660       79,552       51,866
                                                                  ----------   ----------   ----------   ----------   ----------
  Net earnings ................................................   $  188,592      162,599      157,239      115,254       79,563
                                                                  ==========   ==========   ==========   ==========   ==========

Basic earnings per share (e) ..................................   $     3.60         3.02         2.63         1.91         1.33
                                                                  ==========   ==========   ==========   ==========   ==========
Weighted-average common shares
  outstanding (e) .............................................       52,418       53,769       59,730       60,393       59,962
                                                                  ==========   ==========   ==========   ==========   ==========
Diluted earnings per share (e) ................................   $     3.55         3.00         2.61         1.89         1.32
                                                                  ==========   ==========   ==========   ==========   ==========
Weighted-average common and
   dilutive potential common shares
   outstanding (e) ............................................       53,141       54,255       60,349       61,134       60,453
                                                                  ==========   ==========   ==========   ==========   ==========

                                                         At or for the Years ended December 31,
                                             --------------------------------------------------------------
                                                2001         2000         1999         1998         1997
                                             ----------   ----------   ----------   ----------   ----------
                                                                     (In thousands)
Balance sheet data:
Working capital ...........................  $  449,361      427,192      560,057      438,474      389,378
Total assets ..............................   1,768,485    1,795,378    1,682,873    1,405,486    1,233,361
Long-term debt (including current
     portion) .............................     308,433      589,828      596,065      377,089      402,854
Stockholders' equity ......................     948,551      754,360      692,546      611,059      493,841

(a) During 1997, the Company recorded a charge of $5.5 million arising from a revision in the estimated fair value of certain property, plant and equipment held for sale based on current appraisals and other market information related to a mill closing in 1995. During 1998, the Company recorded a charge of $2.9 million for the write-down of assets to be disposed of relating to the acquisition of World.

(b) The Company recorded a one-time charge of $7.0 million in 2000, reflecting the settlement of two class action lawsuits.

(c) A charge of $2.6 million was recorded in 1997, for income tax reimbursements to be made to certain executives related to the exercise of stock options granted in 1988 and 1989 in connection with the Company's 1988 leveraged buyout.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     During the three-year period ended December 31, 2001, the Company continued to experience growth both internally and through acquisitions.

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

     On March 20, 2002, the Company acquired all of the outstanding capital stock of Dal-Tile International Inc. ("Dal-Tile") for a purchase price of approximately $1,545 million, consisting of approximately 12.9 million shares of the Company's common stock, options to purchase approximately 2.1 million shares of the Company's common stock and $720 million in cash. The Company's common stock and options were valued at $825 million based on the measurement date stock price. The transaction will be accounted for using the purchase method of accounting

     These acquisitions have created opportunities to enhance the Company's operations by (i) broadening price points, (ii) increasing vertical integration efforts, (iii) expanding distribution capabilities and (iv) facilitating entry into niche businesses, such as rugs, decorative throws, bedspreads, coverlets and ceramic tile.

     Effective November 1, 2000, the Company entered into an agreement with Congoleum Corporation, Inc., to become a national distributor of their vinyl products. This agreement gave the Company access to a complete line of soft and hard floorcovering products to supply to customers throughout the United States.

     The primary categories of the floorcovering industry include carpet and rugs (63%), ceramic tile (11%), vinyl and rubber (14%), hardwood (8%) and laminate (4%). Compound average growth rates in units (measured in square yards) for each of these categories for the period from 1992 through 2000 have exceeded Gross Domestic Product of the United States over the same period. During this period, the compound average growth rate was 4.4% for carpet and rugs, 10.6% for ceramic tile, 5.0% for vinyl and rubber and 9.1% for hardwood. Laminate, which is a relatively new product, experienced a compound average growth rate of 39.9% from 1996 through 2000. Although beginning from a smaller base, the growth rates for hard floorcoverings may indicate increasing consumer preference for these products for certain applications. In response to this increasing demand, the Company has increased its distribution of hard surface products, including ceramic tile, vinyl, hardwood and laminate. The acquisition of Dal-Tile provides a unique opportunity to help the Company achieve its strategic goal of becoming one of the world's leading floorcovering manufacturers and distributors.

     The Company considers its most critical accounting policies to include its accounts receivable and revenue recognition, inventories and income tax policies because they are most important to the Company's financial condition and results of operations and involve difficult subjective or complex judgments. Revenues are recognized when goods are shipped, which is when the legal title passes to the customer. The Company provides allowances for expected cash discounts, returns, claims and doubtful accounts based upon historical bad debt and claims experience and periodic evaluation of the aging of accounts receivable. Inventories are stated at the lower of cost or market (net realizable value). Cost is determined using the last-in, first-out ("LIFO") method, which matches current costs with current revenues, for substantially all inventories and the first-in, first-out ("FIFO") method for the remaining inventories. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rates is recognized in earnings in the period that includes the enactment date.

Results of Operations

Year Ended December 31, 2001 as Compared with Year Ended December 31, 2000
--------------------------------------------------------------------------

     Net sales for the year ended December 31, 2001 were $3,445.9 million, reflecting an increase of $41.9 million, or approximately 1.2%, over the $3,404.0 million reported in the year ended December 31, 2000. The Company believes that the 2001 net sales increase was attributable primarily to internal growth in carpet, rugs, padding and hard surface products.

     Quarterly net sales and the percentage changes in net sales by quarter for 2001 versus 2000 were as follows (dollars in thousands):

                                                       2001               2000             Change
                                                 ----------------    ----------------    ------------
     First quarter..........................       $     777,339             799,403            (2.8)%
     Second quarter.........................             864,958             890,980            (2.9)
     Third quarter..........................             907,850             875,765             3.7
     Fourth quarter.........................             895,798             837,886             6.9
                                                 ----------------    ----------------    ------------
            Total year......................       $   3,445,945           3,404,034             1.2 %
                                                 ================    ================    ============

     Gross profit was $832.9 million (24.2% of net sales) for 2001 and $822.8 million (24.2% of net sales) for 2000. Gross profit dollars for 2001 were impacted by favorable material and fuel costs and an improved product mix.

     Selling, general and administrative expenses for 2001 were $505.7 million (14.7% of net sales) compared to $505.7 million (14.9% of net sales) for 2000.

     Interest expense for 2001 was $29.8 million compared to $38.0 million in 2000. The primary factors contributing to the decrease were lower debt levels compared to 2000.

     Income tax expense for 2001 was $102.8 million or 35.3% of earnings before income taxes. In 2000, income tax expense was $105.0 million, representing 39.2% of earnings before income taxes. The reduction in the effective income tax rate was primarily due to tax credits and other tax strategies.

Year Ended December 31, 2000 as Compared with Year Ended December 31, 1999
--------------------------------------------------------------------------

     Net sales for the year ended December 31, 2000 were $3,404.0 million, reflecting an increase of $192.4 million, or approximately 6%, over the $3,211.6 million reported in the year ended December 31, 1999. The Company believes that the 2000 net sales increase was attributable primarily to internal growth.

     Quarterly net sales and the percentage changes in net sales by quarter for 2000 versus 1999 were as follows (dollars in thousands):

                                                       2000                1999             Change
                                                 ----------------    ----------------    ------------
     First quarter..........................       $     799,403             732,536             9.1 %
     Second quarter.........................             890,980             825,623             7.9
     Third quarter..........................             875,765             842,870             3.9
     Fourth quarter.........................             837,886             810,546             3.4
                                                 ----------------    ----------------    ------------
            Total year......................       $   3,404,034           3,211,575             6.0 %
                                                 ================    ================    ============

     Gross profit was $822.8 million (24.2% of net sales) for 2000 and $776.9 million (24.2% of net sales) for 1999. Gross profit dollars for 2000 were impacted by favorable product mix and the change in depreciable lives of fixed assets as of the beginning of the year and offset by higher material and fuel costs.

     Selling, general and administrative expenses for 2000 were $505.7 million (14.9% of net sales) compared to $482.1 million (15% of net sales) for 1999.

     In the third quarter of 2000, the Company reached an agreement in principle to settle two antitrust class actions. The Company contributed $13.5 million to a settlement fund to resolve these claims. The court approved the settlement on February 5, 2001. During the third quarter of 2000, the Company recorded a charge of $7 million in connection with the settlement. This amount was in addition to $6.5 million accrued in earlier periods.

     Interest expense for 2000 was $38.0 million compared to $32.6 million in 1999. The primary factors contributing to the increase were higher debt levels, attributable to the stock repurchase program and capital expenditures, and an increase in the weighted average borrowing rate compared to 1999.

     In 2000, income tax expense was $105.0 million, or 39.2% of earnings before income taxes. In 1999, income tax expense was $102.7 million, representing 39.5% of earnings before income taxes.

Liquidity and Capital Resources

     The Company's primary capital requirements are for working capital, capital expenditures and acquisitions. The Company's capital needs are met primarily through a combination of internally generated funds, bank credit lines, term and senior notes, the sale of receivables and credit terms from suppliers.

     The level of accounts receivable increased from $358.8 million at the beginning of 2001 to $404.9 million at December 31, 2001. The $46.1 million increase was primarily attributable to strong sales growth. Inventories decreased from $574.6 million at the beginning of 2001 to $531.4 million at December 31, 2001, due primarily to improved inventory management.

     The outstanding checks in excess of cash represent trade payables checks that have not yet cleared the bank. When the checks clear the bank, they are funded by the revolving credit facility. This policy does not impact any liquid assets on the balance sheet.

     Capital expenditures totaled $52.9 million during 2001. The capital expenditures made during 2001 were incurred primarily to modernize and expand manufacturing facilities and equipment. The Company's capital projects are primarily focused on increasing capacity, improving productivity and reducing costs. Capital expenditures, including $199.3 million for acquisitions, have totaled $471.3 million over the past three years. Capital spending during 2002 for both Mohawk and Dal-Tile combined, excluding acquisitions, is expected to range from $125 million to $145 million, and will be used primarily to purchase equipment to increase production capacity and productivity.

     The Company's revolving credit agreement provides for an interest rate of either (i) LIBOR plus 0.2% to 0.5%, depending upon the Company's performance measured against certain financial ratios, or (ii) the prime rate less 1.0%, and has a termination date of January 28, 2004. At December 31, 2001, the Company had credit facilities of $450 million under its revolving credit line and $70 million under various short-term uncommitted credit lines. All of these lines are unsecured. At December 31, 2001, a total of approximately $449 million was unused under these lines. The credit agreement contains customary financial and other covenants. The Company must pay an annual facility fee ranging from .0015 to .0025 of the total credit commitment, depending upon the Company's performance measured against specific coverage ratios, under the revolving credit line.

     On October 25, 2000, the Company entered into a 364-day revolving asset financing securitization agreement enabling the Company to sell up to $205 million of an undivided interest in a defined pool of trade accounts receivable. The agreement, which has been recorded as an on-balance sheet financing transaction, may be extended in one-year terms and has been extended to October 24, 2002. The Company believes the securitization program provides a low cost of financing and is an additional source of debt capital with diversification from other alternatives. The Company sold an initial ownership interest in a defined pool of trade accounts receivable. As collections reduce the pool, the Company sells participating interests in new receivables to bring the amount in the pool up to the maximum permitted under the agreement. The receivables are sold at a discount, which approximates the purchasers' financing cost of the program. Receivables secured under the agreement were $461.1 million and $381.7 million at December 31, 2001 and 2000, respectively. The net proceeds were used to reduce borrowings under the revolving credit facility. Interest rates under the facility vary with the commercial paper rates for the Blue Ridge Asset Funding Corporation plus an applicable margin.

     The Company's debt structure also includes a combination of variable rate industrial revenue bonds and fixed rate term notes and senior notes with interest rates ranging from 2.87% up to 8.48%. The industrial revenue bonds mature beginning in 2004 through 2019 and the term and senior notes mature through 2005. The industrial revenue bonds are backed by unsecured letters of credit. The term and senior notes are also unsecured. The aggregate principal amount of industrial revenue bonds, term and senior notes was $149.5 million at December 31, 2001.

     On January 3, 2001, the Company entered into a five-year interest rate swap, which converted a notional amount of approximately $100 million of its variable rate debt to a fixed rate. Under the agreement, payments are made based on a fixed rate of 5.82% and received on a LIBOR based variable rate. Differentials received or paid under the agreement will be recognized as interest expense.

     The Company's Board of Directors previously authorized the repurchase of up to 15 million shares of its outstanding common stock. Management believes that there are times when the repurchase of the Company's common stock provides a more attractive return on investment of the Company's resources than other investment alternatives. The Company may repurchase stock from time to time when conditions and circumstances warrant. Since the inception of the program, a total of approximately 9.0 million shares have been repurchased at an aggregate cost of approximately $200.8 million. All repurchases have been financed through the Company's operations and revolving line of credit.

     The total amount of cash and borrowings required to complete the Mohawk and Dal-Tile merger, including the cash merger consideration, payment in respect of the maximum cash-out of one-half of the Dal-Tile options, refinancing or assuming the existing indebtedness of Dal-Tile and transaction fees and expenses, was approximately $911 million. The Company has entered into a 364-day term loan facility permitting the Company to borrow up to $700 million (the "bridge credit facility") under which the Company has borrowed $600 million to finance a portion of the merger costs. The bridge credit facility provides for an interest rate of either (i) LIBOR plus 1.375% to 2.0% or (ii) the prime rate plus 0% to 2% based upon certain conditions. The bridge credit facility is unsecured and contains customary financial and other covenants. The remaining $311 million of financing needs associated with the merger were met using approximately (i) $126 million under the Company's revolving credit facility,
(ii) $110 million under the Company's on-balance sheet asset financing securitization facility and (iii) the assumption of Dal-Tile's existing $75 million on-balance sheet receivables securitization facility.

     The Company's total financing needs at the closing of the Dal-Tile merger were approximately $1,224 million. The Company has currently addressed these financing needs using a combination of approximately (i) $600 million of the bridge credit facility, (ii) $194 million of its revolving credit facility,
(iii) $205 million of its on-balance sheet asset financing securitization, (iv) $75 million of an on-balance sheet receivables securitization facility of Dal-Tile, and (v) $150 million of the Company's existing industrial revenue bonds, term notes and senior notes. Approximately $223 million of the Company's revolving credit facility and $44 million of various short-term uncommitted credit lines remain unused immediately after closing the merger. The Company intends to replace Dal-Tile's existing $75 million receivables securitization facility with a new $100 million receivables securitization facility through a multi-selling conduit. In addition, the Company intends to refinance the bridge credit facility prior to the twelfth business day following the closing of the merger. A failure to repay the bridge credit facility within such 12 business day period will subject the Company to an additional fee of $3.5 million under the bridge credit facility.

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142.

     The Company was required to adopt the provisions of SFAS No. 141 effective June 30, 2001, and SFAS No. 142 effective January 1, 2002. Furthermore, any goodwill that was acquired in a purchase business combination completed after June 30, 2001 will not be amortized. Goodwill acquired in business combinations completed before July 1, 2001 is no longer being amortized after December 31, 2001.

     The Company has evaluated its existing goodwill that was acquired in prior purchase business combinations for impairment and has concluded that no adjustment to the Company's consolidated financial statements is required.

     In April 2001, the EITF reached consensus on Issue No. 00-25 "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendors Products or Services." This issuance provides guidance primarily on income statement classification of consideration from a vendor to a purchaser of the vendor's products. Generally, cash consideration is to be classified as a reduction of revenue, unless specific criteria are met regarding goods or services that the vendor may receive in return for this consideration. The Company believes that its current accounting policies are in conformity with EITF 00-25, and does not believe that EITF 00-25 will have a material effect on the Company's consolidated financial statements.

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 provides new guidance on the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective for the Company's fiscal year beginning in 2003 and is not expected to materially impact the Company's consolidated financial statements.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes discontinued operations and how the results of discontinued operations are to be measured and presented. SFAS No. 144 is effective for the Company's fiscal year beginning in 2002 and is not expected to materially change the methods used by the Company to measure impairment losses on long-lived assets, but may result in more matters being reported as discontinued operations than was permitted under the previous accounting principles.

Impact of Inflation

     Inflation affects the Company's manufacturing costs and operating expenses. The carpet and tile industry has experienced inflation in the prices of raw materials and fuel-related costs. In the past, the Company has generally passed along these price increases to its customers and has been able to enhance productivity to offset increases in costs resulting from inflation in both the United States and Mexico.

Seasonality

     The Company is a calendar year-end company and its results of operations for the first quarter tend to be the weakest. The second, third and fourth quarters typically produce higher net sales and operating income. These results are primarily due to consumer residential spending patterns for floorcovering which historically have decreased during the first two months of each year following the holiday season.

Certain factors affecting the Company's performance

     In addition to the other information provided in this Form 10-K, the following risk factors should be considered when evaluating an investment in shares of Mohawk common stock.

     If any of the events described in these risks were to occur, it could have a material adverse effect on the Company's business, financial condition and results of operations.

The failure to integrate Mohawk and Dal-Tile successfully by managing the
-------------------------------------------------------------------------
challenges of that integration may result in the Company not achieving the
--------------------------------------------------------------------------
anticipated potential benefits of the merger.
--------------------------------------------

     The Company will face challenges in consolidating functions, integrating its organizations, procedures, operations and product lines in a timely and efficient manner and retaining key personnel.

     These challenges will result principally because the two companies currently:

          .    maintain executive offices in different locations;
          .    manufacture and sell different types of products through
               different distribution channels;
          .    conduct their businesses from various locations;
          .    maintain different operating systems and software on different computer hardware; and
          .    have different employment and compensation arrangements for their employees.

     In addition, Dal-Tile has a significant manufacturing operation in Mexico, and the Company has not previously operated a manufacturing facility outside of the United States. As a result, the integration will be complex and will require additional attention from members of management. The diversion of management attention and any difficulties encountered in the transition and integration process could have a material adverse effect on the Company's revenues, level of expenses and operating results.

The floorcovering industry is cyclical and prolonged declines in residential or
-------------------------------------------------------------------------------
commercial construction activity could have a material adverse effect on the
----------------------------------------------------------------------------
Company's business.
------------------

     The U.S. floorcovering industry is highly dependent on residential and commercial construction activity, including new construction as well as remodeling. New construction activity and remodeling to a lesser degree, are cyclical in nature and a prolonged decline in residential or commercial construction activity could have a material adverse effect on the Company's business, financial condition and results of operations. Construction activity is significantly affected by numerous factors, all of which are beyond the Company's control, including:

          .    national and local economic conditions;
          .    interest rates;
          .    housing demand;
          .    employment levels;
          .    changes in disposable income;
          .    financing availability;
          .    commercial rental vacancy rates;
          .    federal and state income tax policies; and
          .    consumer confidence.

     The U.S. construction industry has experienced significant downturns in the past, which have adversely affected suppliers to the industry, including suppliers of floorcoverings. The industry could experience similar downturns in the future, which could have a negative impact on the Company's business, financial condition and results of operations.

The Company faces intense competition in its industry, which could decrease
---------------------------------------------------------------------------
demand for its products and could have a material adverse effect on its
-----------------------------------------------------------------------
profitability.
-------------

     The industry is highly competitive. The Company faces competition from a large number of domestic and foreign manufacturers and independent distributors of floorcovering products. Some of its existing and potential competitors may be larger and have greater resources and access to capital than it does. Maintaining the Company's competitive position may require it to make substantial investments in its product development efforts, manufacturing facilities, distribution network and sales and marketing activities. Competitive pressures may also result in decreased demand for its products and in the loss of market share. In addition, the Company faces, and will continue to face, pressure on sales prices of its products from competitors, as well as from large customers. As a result of any of these factors, there could be a material adverse effect on the Company's sales and profitability.

A failure to identify suitable acquisition candidates, to complete acquisitions
-------------------------------------------------------------------------------
and to integrate successfully the acquired operations could have a material
---------------------------------------------------------------------------
adverse effect on the Company's business.
----------------------------------------

     As part of its business strategy, the Company intends to pursue acquisitions of complementary businesses. Although it regularly evaluates acquisition opportunities, it may not be able to:

          .    successfully identify suitable acquisition candidates;
          .    obtain sufficient financing on acceptable terms to fund
               acquisitions;
          .    complete acquisitions; or
          .    profitably manage acquired businesses.

     Acquired operations may not achieve levels of sales, operating income or productivity comparable to those of its existing operations, or otherwise perform as expected. Acquisitions may also involve a number of special risks, some or all of which could have a material and adverse effect on the Company's business, results of operations and financial condition, including, among others:

          .    the Company's inability to integrate operations, systems and procedures and to eliminate redundancies and excess costs
               effectively;
          .    diversion of management's attention and resources; and
          .    difficulty retaining and training acquired key personnel.

The Company may be unable to obtain raw materials on a timely basis, which could
--------------------------------------------------------------------------------
have a material adverse effect on its business.
----------------------------------------------

     The Company's business is dependent upon a continuous supply of raw materials from third party suppliers. The principal raw materials used in its manufacturing operations include: nylon fiber and polypropylene resin, which are used exclusively in its carpet and rug business; talc, clay, impure nepheline syenite, pure nepheline syenite and various glazes, including frit (ground glass), zircon and stains, which are used exclusively in its ceramic tile business; and other materials. The Company purchases all of its impure nepheline syenite requirements from Minnesota Mining and Manufacturing Company and all of its pure nepheline syenite requirements from Unimin Corporation. Unimin is the only major supplier of pure nepheline syenite in North America. An extended interruption in the supply of these or other raw materials used in the Company's business or in the supply of suitable substitute materials would disrupt the Company's operations, which could have a material adverse effect on its business, financial condition and results of operations.

The Company may be unable to pass on to its customers increases in the costs of
-------------------------------------------------------------------------------
raw materials and energy, which could have a material adverse effect on its
---------------------------------------------------------------------------
profitability.
-------------

     Significant increases in the costs of raw materials and natural gas used in the manufacture of the Company's products could have a material adverse effect on its operating margins and its business, financial condition and results of operations. The Company purchases nylon fiber, polypropylene resin, talc, clay, impure nepheline syenite, pure nepheline syenite, frit, zircon, stains and other materials from third party suppliers. The cost of some of these materials, like nylon and polypropylene resin, is related to oil prices. The Company also purchases significant amounts of natural gas to supply the energy required in some of its production processes. The prices of these raw materials and of natural gas vary with market conditions. Although the Company generally attempts to pass on increases in the costs of raw materials and natural gas to its customers, the Company's ability to do so is, to a large extent, dependent upon the rate and magnitude of any increase, competitive pressures and market conditions for its products. There have been in the past, and may be in the future, periods of time during which increases in these costs cannot be recovered. During such periods of time, there could be a material adverse effect on the Company's profitability.

The Company has been, and in the future may be subject to claims and liabilities
--------------------------------------------------------------------------------
under environmental, health and safety laws and regulations, which could be
---------------------------------------------------------------------------
significant.
-----------

     The Company's operations are subject to various federal, state, local and foreign environmental, health and safety laws and regulations, including those governing air emissions, wastewater discharges, and the use, storage, treatment and disposal of hazardous materials. The applicable requirements under these laws are subject to amendment, to the imposition of new or additional requirements and to changing interpretations of agencies or courts. New or additional requirements could be imposed, and the Company could incur material expenditures to comply with new or existing regulations.

     The nature of the Company's operations and previous operations by others at real property currently or formerly owned or operated by the Company and the disposal of waste at third party sites exposes the Company to the risk of claims under environmental, health and safety laws and regulations. The Company could incur material costs or liabilities in connection with such claims. The Company has been, and will continue to be, subject to these claims.

     The discovery of presently unknown environmental conditions, changes in environmental, health, and safety laws and regulations, enforcement of existing or new requirements or other unanticipated events could give rise to expenditures and liabilities, including fines or penalties, that could have a material adverse effect on the Company's business, operating results or financial condition.

The Company relies on its Monterrey, Mexico plant for a significant portion of
------------------------------------------------------------------------------
its ceramic tile manufacturing capacity and any disruption in the plant's
-------------------------------------------------------------------------
operations could negatively affect the Company's business.
---------------------------------------------------------

     The Company's Monterrey, Mexico manufacturing facility represents a significant portion of the Company's total manufacturing capacity for ceramic tile. This facility contains five distinct manufacturing plants, three of which produce ceramic tile, one of which produces frit used in the production of manufactured tile and one of which produces refractories. Any disruption in the operations of this facility could result in a material adverse effect on the Company's ceramic tile business and the Company's operations as a whole.

Changes in international trade laws and in the business, political and
----------------------------------------------------------------------
regulatory environment in Mexico could have a material adverse effect on the
----------------------------------------------------------------------------
Company's business.
------------------

     The Company's operations in Mexico include its Monterrey facility. Accordingly, an event that has a material adverse impact on the Company's Mexican operations could have a material adverse effect on its operations as a whole. The business, regulatory and political environments in Mexico differ from those in the United States, and the Company's Mexican operations are exposed to a number of inherent risks, including:

          .    changes in international trade laws, such as the North American
               Free Trade Agreement, or NAFTA, affecting the Company's import and export activities in Mexico;
          .    changes in Mexican labor laws and regulations affecting the
               Company's ability to hire and retain employees in Mexico;
          .    currency exchange restrictions and fluctuations in the value of foreign currency;
          .    potentially adverse tax consequences;
          .    local laws concerning repatriation of profits;
          .    political conditions in Mexico;
          .    unexpected changes in the regulatory environment in Mexico; and
          .    changes in general economic conditions in Mexico.

Future exchange rate fluctuations or inflation could have a material adverse
----------------------------------------------------------------------------
effect on the Company's results of operations.
---------------------------------------------

     The Company's Mexican facility, which is considered an extension of its U.S. operations, primarily provides ceramic tile to the Company's U.S. distribution network, and to a more limited extent, sells ceramic tile in Mexico. The facility has more peso-denominated expenses than revenues. This means that the Company realizes a benefit when the peso devalues against the U.S. dollar, although this benefit may be offset by Mexican inflation. Any future increases in the Mexican inflation rate, which are not offset by devaluation of the peso, may negatively impact the Company's results of operations. The Mexican peso has been and may in the future be, subject to significant fluctuations. To the extent that the peso appreciates against the U.S. dollar, there could be a material adverse effect on the Company's business, financial condition and results of operations.

The Company could face increased competition as a result of the General
-----------------------------------------------------------------------
Agreement on Tariffs and Trade and the North American Free Trade Agreement.
--------------------------------------------------------------------------

     The United States is party to the General Agreement on Tariffs and Trade ("GATT"). Under GATT, the United States currently imposes import duties on ceramic tile imported from countries outside North America at no more than 13%, to be reduced ratably to no less than 8.5% by 2004. Accordingly, as these duties decrease, GATT may stimulate competition from manufacturers in these countries, which now export, or may seek to export, ceramic tile to the United States. The Company is uncertain what effect GATT may have on its operations.

     The North American Free Trade Agreement ("NAFTA") was entered into by Canada, Mexico and the United States and over a transition period will remove most customs duties imposed on goods traded among the three countries. In addition, NAFTA will remove or limit many investment restrictions, liberalize trade in services, provide a specialized means for settlement of, and remedies for, trade disputes arising under its laws and will result in new laws and regulations to further these goals. Although NAFTA lowers the tariffs imposed on the Company's ceramic tile manufactured in Mexico and sold in the United States, it may also stimulate competition in the United States and Canada from manufacturers located in Mexico, which could negatively affect the Company's business.

Forward-Looking Information

     Certain of the matters discussed in the preceding pages, particularly regarding anticipation of future financial performance, business prospects, growth and operating strategies, proposed acquisitions, new products and similar matters, and those preceded by, followed by or that otherwise include the words "believes," "expects," "anticipates," "intends," "estimates" or similar expressions constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended. For those statements, Mohawk claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Those statements are based on assumptions regarding the Company's ability to maintain its sales growth and gross margins and to control costs. These or other assumptions could prove inaccurate and therefore, there can be no assurance that the "forward-looking statements" will prove to be accurate. Forward-looking statements involve a number of risks and uncertainties. The following important factors, in addition to those discussed elsewhere in this document, affect the future results of Mohawk and could cause those results to differ materially from those expressed in the forward-looking statements: materially adverse changes in economic conditions generally in the carpet, rug, ceramic tile and other floorcovering markets served by Mohawk; the successful integration of Dal-Tile into Mohawk's business; competition from other carpet, rug, ceramic tile and floorcovering manufacturers; raw material prices; declines in residential or commercial construction activity; timing and level of capital expenditures; the successful integration of acquisitions, including the challenges inherent in diverting Mohawk management's attention and resources from other strategic matters and from operational matters for an extended period of time; the successful introduction of new products; the successful rationalization of existing operations; and other risks identified from time to time in the Company's SEC reports and public announcements. Any forward-looking statements represent Mohawk's estimates only as of the date of this report and should not be relied upon as representing Mohawk's estimates as of any subsequent date. While Mohawk may elect to update forward-looking statements at some point in the future, Mohawk specifically disclaims any obligation to do so, even if Mohawk's estimates change.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     To reduce the risk of interest rate fluctuations, the Company engages in the use of interest rate swap agreements. At December 31, 2001, the Company held one interest rate swap agreement under which the Company pays a fixed percent of interest times the notional principal amount of $100 million and receives in return an amount equal to a specified variable rate of interest times the same notional principal amount. The fixed interest rate per the agreement is 5.82%, which expires January 2, 2006. The average rate as of December 31, 2001 was 4.0%. This agreement is considered highly effective as of December 31, 2001. The cumulative fair value of the agreement as of December 31, 2001 was a liability of $2.8 million, net of taxes, which was recorded in long-term liabilities with the offset to other comprehensive loss, net of applicable income taxes.

Item 8. Consolidated Financial Statements and Supplementary Data


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report. .........................................................................   30
Consolidated Balance Sheets as of December 31, 2001 and 2000 ..........................................   31
Consolidated Statements of Earnings for the Years ended December 31, 2001, 2000 and 1999 ..............   32
Consolidated Statements of Stockholders' Equity and Comprehensive Income for the Years ended
   December 31, 2001, 2000 and 1999 ...................................................................   33
Consolidated Statements of Cash Flows for the Years ended December 31, 2001, 2000 and 1999 ............   34
Notes to Consolidated Financial Statements ............................................................   35

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mohawk Industries, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                                       /s/KPMG LLP
                                                       KPMG LLP
Atlanta, Georgia
February 1, 2002, except
for the fourth paragraph of
note 2 as to which the date is
March 20, 2002

                    MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

                             Consolidated Balance Sheets
                              December 31, 2001 and 2000

                        (In thousands, except per share data)


                                                 ASSETS                                              2001          2000
                                                                                                 ------------- ------------
Current assets:
       Receivables ..........................................................................    $    404,875      358,809
       Inventories ..........................................................................         531,405      574,595
       Prepaid expenses .....................................................................          24,884       26,973
       Deferred income taxes ................................................................          70,058       66,474
                                                                                                 ------------- ------------
                      Total current assets ..................................................       1,031,222    1,026,851
Property, plant and equipment, net ..........................................................         619,703      650,053
Goodwill, net ...............................................................................         109,167      112,376
Other assets ................................................................................           8,393        6,098
                                                                                                 ------------- -----------
                                                                                                 $  1,768,485    1,795,378
                                                                                                 ============= ===========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Current portion of long-term debt ....................................................    $    158,366      224,391
       Accounts payable and accrued expenses ................................................         423,495      375,268
                                                                                                 ------------- -----------
                      Total current liabilities .............................................         581,861      599,659
Deferred income taxes .......................................................................          84,955       75,808
Long-term debt, less current portion ........................................................         150,067      365,437
Other long-term liabilities .................................................................           3,051          114
                                                                                                 ------------- -----------
                      Total liabilities .....................................................         819,934    1,041,018
                                                                                                 ------------- -----------

Stockholders' equity:
       Preferred stock, $.01 par value; 60 shares authorized; no shares issued ..............               -            -
       Common stock, $.01 par value; 150,000 shares authorized; 61,408 and 60,838
         shares issued in 2001 and 2000, respectively .......................................             614          608
       Additional paid-in capital ...........................................................         197,247      183,303
       Retained earnings ....................................................................         947,123      758,531
       Accumulated other comprehensive loss .................................................          (2,837)           -
                                                                                                 ------------- -----------
       Less treasury stock at cost; 8,715 and 8,538 shares in 2001 and 2000, respectively ...       1,142,147      942,442
                       Total stockholders' equity ...........................................         193,596      188,082
                                                                                                 ------------- -----------
Commitments and contingencies (Note 11) ....................................................          948,551      754,360
                                                                                                 ------------  -----------
                                                                                                 $  1,768,485    1,795,378
                                                                                                 ============= ===========

             See accompanying notes to consolidated financial statements.

                MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

                  Consolidated Statements of Earnings
              Years Ended December 31, 2001, 2000 and 1999

                 (In thousands, except per share data)

                                                                                 2001                 2000                  1999
                                                                              -----------          -----------          -----------
Net sales ...........................................................         $ 3,445,945            3,404,034            3,211,575
Cost of sales .......................................................           2,613,043            2,581,185            2,434,716
                                                                              -----------          -----------          -----------
       Gross profit .................................................             832,902              822,849              776,859
Selling, general and administrative expenses ........................             505,745              505,734              482,062
Class action legal settlement .......................................                   -                7,000                    -
                                                                              -----------          -----------          -----------
       Operating income .............................................             327,157              310,115              294,797
                                                                              -----------          -----------          -----------
Other expense (income):
   Interest expense .................................................              29,787               38,044               32,632
   Other expense ....................................................               7,780                5,660                5,665
   Other income .....................................................              (1,826)              (1,218)              (3,399)
                                                                              -----------          -----------          -----------
                                                                                   35,741               42,486               34,898
                                                                              -----------          -----------          -----------
       Earnings before income taxes .................................             291,416              267,629              259,899
Income taxes ........................................................             102,824              105,030              102,660
                                                                              -----------          -----------          -----------
       Net earnings .................................................         $   188,592              162,599              157,239
                                                                              ===========          ===========          ===========


Basic earnings per share ............................................         $      3.60                 3.02                 2.63
                                                                              ===========          ===========          ===========

Weighted-average common shares outstanding ..........................              52,418               53,769               59,730
                                                                              ===========          ===========          ===========


Diluted earnings per share ..........................................         $      3.55                 3.00                 2.61
                                                                              ===========          ===========          ===========

Weighted-average common and dilutive potential common
    shares outstanding ..............................................              53,141               54,255               60,349
                                                                              ===========          ===========          ===========

          See accompanying notes to consolidated financial statements.

                    MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

    Consolidated Statements of Stockholders' Equity and Comprehensive Income
                  Years Ended December 31, 2001, 2000 and 1999

                                 (In thousands)

                                                                                                Accumulated
                                                                           Additional               other                 Total
                                                          Common stock       paid-in   Retained comprehensive Treasury stockholders'
                                                      --------------------
                                                       Shares     Amount     capital   earnings     loss       stock       equity
                                                      ---------  ---------  --------- ----------  --------   ----------  ----------
Balances at December 31, 1998 ......................     60,533   $    606    172,045   438,408          -           -     611,059
Stock options exercised ............................        124          1      1,390         -          -           -       1,391
Purchase of treasury stock .........................          -          -          -         -          -     (85,936)    (85,936)
Grant to employee profit sharing plan ..............          -          -          -         -          -       1,950       1,950
Tax benefit from exercise of stock
     options .......................................          -          -        836         -          -           -         836
Durkan pooling adjustment ..........................          -          -      5,722         -          -           -       5,722
Adjustments to conform fiscal year end
     of Durkan .....................................          -          -          -       285          -           -         285
Net earnings .......................................          -          -          -   157,239          -           -     157,239
                                                       --------   --------   --------  --------   --------    --------    --------
Balances at December 31, 1999 ......................     60,657        607    179,993   595,932          -     (83,986)    692,546
Stock options exercised ............................        181          1      2,396         -          -           -       2,397
Purchase of treasury stock .........................          -          -          -         -          -    (106,689)   (106,689)
Grant to employee profit sharing plan ..............          -          -          -         -          -       2,593       2,593
Tax benefit from exercise of stock
     options .......................................          -          -        914         -          -           -         914
Net earnings .......................................          -          -          -   162,599          -           -     162,599
                                                       --------   --------   --------  --------   --------    --------    --------
Balances at December 31, 2000 ......................     60,838        608    183,303   758,531          -    (188,082)    754,360
Stock options exercised ............................        570          6      9,097         -          -           -       9,103
Purchase of treasury stock .........................          -          -          -         -          -      (8,159)     (8,159)
Grant to employee profit sharing plan ..............          -          -          -         -          -       2,500       2,500
Grant for executive incentive program ..............          -          -          -         -          -         145         145
Tax benefit from exercise of stock
     options .......................................          -          -      4,847         -          -           -       4,847
Comprehensive Inome:
Unrealized loss on hedge instruments ...............          -          -          -         -     (2,837)          -      (2,837)
Net earnings .......................................          -          -          -   188,592          -           -     188,592
                                                                                                                          --------
Total comprehensive income .........................                                                                       185,755

                                                       --------   --------   --------  --------   --------    --------    --------
Balances at December 31, 2001 ......................     61,408   $    614    197,247   947,123     (2,837)   (193,596)    948,551
                                                       ========   ========   ========  ========   ========    ========    ========

        See accompanying notes to consolidated financial statements.

                    MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                  Years Ended December 31, 2001, 2000 and 1999

                                 (In thousands)

                                                                                     2001          2000           1999
                                                                                -------------  ------------    ------------
Cash flows from operating activities:
     Net earnings ...........................................................  $      188,592       162,599        157,239
     Adjustments to reconcile net earnings to net cash provided by operating activities:
          Depreciation and amortization .....................................          84,167        82,346        105,297
          Deferred income taxes .............................................           5,563        32,179         (1,302)
          Tax benefit on stock options exercised ............................           4,847           914            836
          Loss on sale of property, plant and equipment .....................           2,910           205          2,516
          Changes in assets and liabilities, net of effects of acquisitions:
             Receivables ....................................................         (46,066)      (18,248)        18,708
             Inventories ....................................................          43,190       (70,209)       (32,437)
             Accounts payable and accrued expenses ..........................          48,754        33,770        (55,324)
             Other assets and prepaid expenses ..............................            (811)       (3,257)       (16,086)
             Other liabilities ..............................................             101            27         (5,293)
                                                                               ---------------  ------------  -------------
               Net cash provided by operating activities ....................         331,247       220,326        174,154
                                                                               ---------------  ------------  -------------
Cash flows from investing activities:

     Additions to property, plant and equipment ............................          (52,913)      (73,475)      (145,621)
     Acquisitions ..........................................................                -       (36,844)      (162,463)
                                                                               ---------------  ------------  -------------
               Net cash used in investing activities                                  (52,913)     (110,319)      (308,084)
                                                                               ---------------  ------------  -------------
Cash flows from financing activities:
     Net change in revolving line of credit .................................        (181,964)     (168,595)       255,530
     Net change in asset securitization .....................................         (66,104)      191,104              -
     Payments on term loans .................................................         (32,212)      (32,226)       (32,229)
     Redemption of acquisition indebtedness .................................               -             -        (20,917)
     Proceeds (redemption) from Industrial Revenue Bonds and other,
            net of payments .................................................          (1,115)        3,480         (7,779)
     Change in outstanding checks in excess of cash .........................           2,117           522         15,479
     Acquisition of treasury stock ..........................................          (8,159)     (106,689)       (85,936)
     Common stock transactions ..............................................           9,103         2,397          7,398
                                                                               ---------------  ------------  -------------
                Net cash (used in) provided by financing activities .........        (278,334)     (110,007)       131,546
                                                                               ---------------  ------------  -------------
                Net change in cash ..........................................               -             -         (2,384)
Cash, beginning of year .....................................................               -             -          2,384
                                                                               ===============  ============  =============
Cash, end of year ...........................................................  $            -             -              -
                                                                               ===============  ============  =============

      See accompanying notes to consolidated financial statements.

                    MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999
                      (In thousands, except per share data)


(1) Summary of Significant Accounting Policies

(a) Basis of Presentation

     The consolidated financial statements include the accounts of Mohawk Industries, Inc. and its subsidiaries (the "Company" or "Mohawk"). All significant intercompany balances and transactions have been eliminated in consolidation.

     On March 9, 1999, the Company acquired all of the outstanding capital stock of Durkan Patterned Carpets, Inc. ("Durkan") for 3,150 shares of the Company's common stock ("Durkan Merger"). The historical consolidated financial statements have been restated to give retroactive effect to the Durkan Merger. The Durkan Merger was accounted for as a pooling-of-interests in the accompanying consolidated financial statements.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(b) Accounts Receivable and Revenue Recognition

     The Company is principally a broadloom carpet and rug manufacturer and sells carpet, rugs and other floorcovering materials throughout the United States principally for residential use. The Company grants credit to customers, most of whom are retail carpet dealers, under credit terms that are customary in the industry.

     Revenues are recognized when goods are shipped which is when the legal title passes to the customer. The Company provides allowances for expected cash discounts, returns, claims and doubtful accounts based upon historical bad debt and claims experience and periodic evaluations of the aging of the accounts receivable.

(c) Inventories

     Inventories are stated at the lower of cost or market (net realizable value). Cost is determined using the last-in, first-out (LIFO) method, which matches current costs with current revenues, for substantially all inventories and the first-in, first-out (FIFO) method for the remaining inventories.

(d) Property, Plant and Equipment

     Property, plant and equipment is stated at cost, including interest on funds borrowed to finance the acquisition or construction of major capital additions. Depreciation is calculated on a straight-line basis over the estimated remaining useful lives, which are 35 years for buildings and improvements, 15 years for extrusion equipment, 10 years for tufting equipment, the life of the lease for leasehold improvements, five years for vehicles and seven years for other equipment, and furniture and fixtures.

(e) Income Taxes

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary

                    MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(f) Financial Instruments

     The Company's financial instruments consist primarily of accounts receivable, accounts payable, accrued expenses, and long-term debt. The carrying amount of accounts receivable, accounts payable and accrued expenses approximates their fair value because of the short-term maturity of such instruments. Interest rates that are currently available to the Company for issuance of long-term debt with similar terms and remaining maturities are used to estimate the fair value of the Company's long-term debt. The estimated fair value of the Company's long-term debt at December 31, 2001 and 2000 was $311,617 and $590,786, compared to a carrying amount of $308,433 and $589,828, respectively.

(g) Derivative Instruments

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No.133") and its amendments which require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in its fair value are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company engages in activities that expose it to market risks, including the effects of changes in interest rates. Financial exposures are managed as an integral part of the Company's risk management program, which seeks to reduce the potentially adverse effect that the volatility of the interest rate market may have on operating results. The Company does not regularly engage in speculative transactions, nor does it regularly hold or issue financial instruments for trading purposes. There was no impact on the consolidated financial statements upon adoption of SFAS No.133.

     The Company maintains an interest rate risk management strategy that uses interest rate swaps to minimize significant, unanticipated earnings fluctuations caused by volatility in interest rates. The Company formally documents all hedging instruments and hedging items, as well as its risk management objective and strategy for undertaking hedged items. This process includes linking all derivatives that are designated as fair value and cash flow hedges to specific assets or liabilities on the balance sheet or to forecasted transactions. The Company also formally assesses, both at inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair value or cash flows of hedged items. When it is determined that a derivative is not highly effective, the derivative expires, or is sold, terminated, or exercised, or the derivative is discontinued because it is unlikely that a forecasted transaction will occur, the Company discontinues hedge accounting for that specific hedge instrument.

(h) Fiscal Year

     The Company ends its fiscal year on December 31. Each of the first three quarters in the fiscal year ends on the Saturday nearest the calendar quarter end.

(i) Goodwill

     Goodwill arises in connection with business combinations accounted for as purchases. Goodwill is amortized primarily on a straight-line basis over 40 years. Amortization charged to earnings was $3,209 in 2001, $3,184 in 2000 and $2,808 in 1999. Accumulated amortization was $19,564 and $16,355 at December 31, 2001 and 2000, respectively. Goodwill increased in 2000 by $2,000 as a result of an earnout payment made to the former owners of Newmark & James, a company acquired in 1998, after certain earnings thresholds were reached by Newmark & James.

                    MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

(j) Advertising Costs

     Advertising and promotion expenses are charged to earnings during the period in which they are incurred. Advertising and promotion expenses included in selling, administrative and general expenses were $28,845 in 2001, $25,526 in 2000 and $25,152 in 1999.

(k) Impairment of Long-Lived Assets

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

(l) Earnings per Share ("EPS")

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

                    MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Computations of basic and diluted earnings per share are presented in the following table:

                                                                  Years Ended December 31,
                                                          2001             2000              1999
                                                  ------------------   --------------    --------------
                                                          (In thousands, except per share data)
Net earnings ...............................        $       188,592          162,599           157,239
                                                  ==================   ==============    ==============

Weighted-average common and
      dilutive potential common
      shares outstanding:

      Weighted-average common shares
       outstanding .........................                 52,418           53,769            59,730

      Add weighted-average dilutive
       potential common shares - options
       to purchase common shares ...........                    723              486               619

      Weighted-average common and
       dilutive potential common
                                                  ------------------   --------------    --------------
       shares outstanding ..................                 53,141           54,255            60,349
                                                  ==================   ==============    ==============


Basic earnings per share ...................        $          3.60             3.02              2.63
                                                  ==================   ==============    ==============

Diluted earnings per share .................        $          3.55             3.00              2.61
                                                  ==================   ==============    ==============

(m) Effect of New Accounting Pronouncements

     In April 2001, the EITF reached consensus on Issue No. 00-25 "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendors Products or Services." This issuance provides guidance primarily on income statement classification of consideration from a vendor to a purchaser of the vendor's products. Generally, cash consideration is to be classified as a reduction of net sales, unless specific criteria are met regarding goods or services that the vendor may receive in return for this consideration. The Company believes that its current accounting policies are in conformity with EITF 00-25, and does not believe that EITF 00-25 will have a material effect on its consolidated financial statements. The Company makes various payments to customers, including slotting fees, advertising allowances, buydowns and co-op advertising. All of these payments reduce gross sales with the exception of co-op advertising. Co-op advertising is classified as a selling, general and administrative expense. Co-op advertising expenses were $11,803 in 2001, $11,570 in 2000 and $9,603 in 1999.

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

     The Company was required to adopt the provisions of SFAS No. 141 effective June 30, 2001, and SFAS No. 142 effective January 1, 2002. Furthermore, any goodwill that was acquired in a purchase business combination completed after June 30, 2001 will not be amortized. Goodwill acquired in business combinations completed before July 1, 2001 is no longer being amortized after December 31, 2001.

                    MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 provides new guidance on the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective for the Company's fiscal year beginning in 2003 and is not expected to materially impact the Company's consolidated financial statements.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes discontinued operations and how the results of discontinued operations are to be measured and presented. SFAS No. 144 is effective for the Company's fiscal year beginning in 2002 and is not expected to materially change the methods used by the Company to measure impairment losses on long-lived assets, but may result in more matters being reported as discontinued operations than is permitted under previous accounting principles.

(n) Shipping and Handling Costs

     The Emerging Issues Task Force ("EITF") reached a consensus on issue EITF 00-10 in September 2000, "Accounting for Shipping and Handling Fees and Costs." The Company has analyzed the implications EITF 00-10 and accordingly, re-classified shipping and handling costs from net sales to cost of sales. The impact of this reclassification was to increase net sales and cost of sales by $148,921, $148,188 and $128,311 in 2001, 2000 and 1999, respectively.

(o) Reclassifications

     Certain prior period financial statement balances have been reclassified to conform with the current period's classification.

(2) Acquisitions

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

     On March 9, 1999, the Company acquired all of the outstanding capital stock of Durkan for approximately 3,150 shares of the Company's common stock valued at $116,500 based on the closing price the day the letter of intent was executed. The Durkan acquisition has been accounted for under the pooling-of-interests method of accounting and, accordingly, the Company's historical consolidated financial statements have been restated to include the accounts and results of operations of Durkan.

     On November 14, 2000, the Company acquired certain fixed assets and inventory of Crown Crafts, Inc., using the purchase method of accounting and accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on estimated fair values at the date of acquisition. The estimated fair values were $37,284 for assets acquired and $440 for liabilities assumed.

     On March 20, 2002, the Company acquired all of the outstanding capital stock of Dal-Tile International Inc., for approximately $1,545,000, consisting of approximately 12,900 shares of the Company's common stock, options to purchase approximately 2,100 shares of the Company's common stock and $720,000 in cash. The Company's common stock and options were valued at $825,000 based on the measurement date stock price.

                    MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

(3)   Receivables

        Receivables are as follows:

                                                                               2001               2000
                                                                         ----------------   ----------------
        Customers, trade ............................................     $      479,219            433,042
        Other .......................................................              5,037              4,125
                                                                         ----------------   ----------------
                                                                                 484,256            437,167
        Less allowance for discounts, returns, claims and
           doubtful accounts ........................................             79,381             78,358
                                                                         ----------------   ----------------
                       Net receivables ..............................     $      404,875            358,809
                                                                         ================   ================

(4)   Inventories

        The components of inventories are as follows:

                                                                               2001               2000
                                                                         ----------------   ----------------
        Finished goods ..............................................     $      287,525            295,447
        Work in process .............................................             68,088             73,658
        Raw materials ...............................................            175,792            205,490
                                                                         ----------------   ----------------
                       Total inventories ............................     $      531,405            574,595
                                                                         ================   ================

(5)   Property, Plant and Equipment

        Following is a summary of property, plant and equipment:

                                                                               2001               2000
                                                                         ----------------   ----------------
        Land ........................................................     $       24,355             23,870
        Buildings and improvements ..................................            275,174            266,094
        Machinery and equipment .....................................            910,454            876,417
        Furniture and fixtures ......................................             34,677             33,657
        Leasehold improvements ......................................              6,405              5,727
        Construction in progress ....................................             26,654             32,435
                                                                         ----------------   ----------------
                                                                               1,277,719          1,238,200
        Less accumulated depreciation and amortization ..............            658,016            588,147
                                                                         ----------------   ----------------
                       Net property, plant and equipment ............     $      619,703            650,053
                                                                         ================   ================

     Property, plant and equipment includes capitalized interest of $1,855, $3,097 and $3,213 in 2001, 2000 and 1999, respectively.

     Effective January 1, 2000, the Company extended the estimated useful lives on certain property, plant and equipment. The impact of the change was to increase net earnings for fiscal 2000 by approximately $14,600, or $0.27 per share.

(6)  Long-Term Debt

     The Company's revolving line of credit agreement provides for an interest rate of either (i) LIBOR plus 0.2% to 0.5%, depending upon the Company's performance measured against certain financial ratios, or (ii) the prime rate less 1.0% and has a termination date of January 28, 2004. At December 31, 2001, the Company had credit facilities of $450,000 under its revolving credit line and $70,000 under various short-term uncommitted credit lines. At December 31, 2001, a total of $448,933 was unused under these lines. All of these lines are unsecured. The credit agreement contains customary financial and other covenants. The Company must pay an annual facility fee ranging from .0015 to ..0025 of the total credit commitment, depending upon the Company's performance measured against specific coverage ratios, under the revolving credit line.

                    MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

     On October 25, 2000, the Company entered into a 364 day revolving asset financing securitization agreement enabling the Company to sell up to $205,000 of an undivided interest in a defined pool of trade accounts receivable. The agreement, which has been recorded as an on-balance sheet financing transaction, may be extended in one-year terms and has been extended to October 24, 2002. The Company believes the securitization program provides low cost of financing and is an additional source of debt capital with diversification from other alternatives. The Company sold an initial ownership interest in a defined pool of trade accounts receivable limited by eligible accounts receivable. As collections reduce the pool, the Company sells participating interests in new receivables to bring the amount in the pool up to the maximum permitted under the agreement. The receivables are sold at a discount, which approximates the purchasers' financing cost of the program. Receivables secured under the agreement were $461,072 and $381,700 at December 31, 2001 and 2000, respectively.

     The net proceeds were used to reduce borrowings under the revolving credit facility. Interest rates under the facility vary with the commercial paper rates for the Blue Ridge Asset Funding Corporation plus an applicable margin.

    The Company uses an interest rate swap contract to adjust the proportion of total debt that is subject to variable interest rates as compared to fixed interest rates. Under an interest rate swap contract, the Company agrees to pay an amount equal to a fixed-rate of interest times a notional principal amount, and to receive in return an amount equal to a specified variable-rate of interest times the same notional principal amount of $100,000. The notional amounts of the contracts are not exchanged, and no other cash payments are made. The contract fair value is reflected on the balance sheet and related gains or losses are deferred in other comprehensive income. These deferred gains and losses are recognized in income as an adjustment to interest expense over the same period in which the related interest payments being hedged are recognized in income. However, to the extent that any of these contracts are not considered to be 100% effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of these contracts is immediately recognized in income. As of December 31, 2001, the Company had an interest rate swap agreement outstanding for a notional amount of $100,000, which will be in effect until January 3, 2006. Under the terms of the swap agreement, the Company pays a fixed interest rate of
5.82 %. As of December 31, 2001, the cumulative loss and fair value of the swap agreement was $4,503 or $2,837, net of applicable income taxes.

    The Company guarantees the Industrial Revenue Bonds with various letters of credit, which were in aggregate $55,600 at December 31, 2001 and 2000.

                    MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

      Long-term debt consists of the following:


                                                                    2001                2000
                                                                 ----------          ----------

Revolving line of credit, due January 28, 2004 ................. $ 33,893             215,857
Asset securitization, due October 24, 2002 .....................  125,000             191,104
8.46% senior notes, payable in annual principal
  installments beginning in 1998, due September 16, 2004,
  interest payable quarterly ...................................   42,857              57,143
7.14%-7.23% senior notes, payable in annual principal
  installments beginning in 1997, due September 1, 2005,
  interest payable semiannually ................................   37,778              47,222
8.48% term loans, payable in annual principal
  installments, due October 26, 2002, interest payable
  quarterly ....................................................    5,714              11,429
7.58% senior notes, payable in annual principal installments beginning in 1997, due July 30, 2003, interest payable
  semiannually .................................................    2,857               4,286
6% term note, payable in annual principal and interest
  installments beginning in 1998, due July 23, 2004 ............    4,007               5,343

Industrial Revenue Bonds and other .............................   56,327              57,444
                                                                ---------           ---------
                Total long-term debt ..........................   308,433             589,828
Less current portion ..........................................   158,366             224,391
                                                                ---------           ---------
Long-term debt, excluding current portion ..................... $ 150,067             365,437
                                                                =========           =========



The aggregate maturities of long-term debt as of December 31, 2001 are as follows:

  2002 ......................................................... $ 158,366
  2003 .........................................................    27,424
  2004 .........................................................    59,023
  2005 .........................................................     9,447
  2006 .........................................................     6,500
Thereafter .....................................................    47,673
                                                                 ---------
                                                                 $ 308,433
                                                                 =========


(7) Accounts Payable and Accrued Expenses

    Accounts payable and accrued expenses are as follows:

                                                        2001         2000
                                                     ----------   ----------
    Outstanding checks in excess of cash ........... $  45,012       42,895
    Accounts payable, trade ........................   171,620      165,108
    Accrued expenses ...............................   132,944      104,313
    Accrued compensation ...........................    73,919       62,952
                                                     ---------    ---------
     Total accounts payable and accrued expenses ... $ 423,495      375,268
                                                     =========    =========

                    MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

(8) Stock Options, Stock Compensation and Treasury Stock

     Under the Company's 1992, 1993 and 1997 stock option plans, options may be granted to directors and key employees through 2002, 2003 and 2007 to purchase a maximum of 2,250, 675 and 2,550 shares of common stock, respectively. During 2001, 2000, and 1999 options to purchase 704, 187 and 809 shares respectively, were granted under these plans. Options granted under each of these plans expire 10 years from the date of grant and become exercisable at such dates and at prices as determined by the Compensation Committee of the Company's Board of Directors.

     During 1996, the Company adopted the 1997 Non-Employee Director Stock Compensation Plan. The plan provides for awards of common stock of the Company for non-employee directors to receive in lieu of cash for their annual retainers. During 2001, 2000, and 1999 a total of two, four, and three shares, respectively were awarded to the non-employee directors under the plan.

     Additional information relating to the Company's stock option plans follows:


                                                            2001              2000              1999
                                                       ---------------   --------------    ---------------

      Options outstanding at beginning of year ....             1,868             2,043             1,387
      Options granted .............................               704               184               809
      Options exercised ...........................              (570)             (181)             (124)
      Options canceled ............................               (86)             (178)              (29)
                                                      ---------------    --------------   ---------------
      Options outstanding at end of year ..........             1,916             1,868             2,043
                                                      ===============    ==============   ===============
      Options exercisable at end of year ..........               599               931               873
                                                      ===============    ==============   ===============

      Option prices per share:
      Options granted during the year .............   $   23.33-53.01       20.13-26.26     19.69 - 35.13
                                                      ===============    ==============   ===============
      Options exercised during the year ...........   $    5.67-35.13        5.67-19.70      5.67 - 19.17
                                                      ===============    ==============   ===============
      Options canceled during the year ............   $    5.67-42.86        6.67-35.14      9.33 - 35.13
                                                      ===============    ==============   ===============
      Options outstanding at end of year ..........   $    5.61-53.01        5.61-35.13      5.61 - 35.13
                                                      ===============    ==============   ===============


     As allowed under FAS No. 123, the Company accounts for stock options granted as prescribed under Accounting Principles Board Opinion No. 25, which recognizes compensation cost based upon the intrinsic value of the award. Accordingly, no compensation expense has been recognized in the consolidated statement of earnings for any stock options granted in 2001, 2000 and 1999. The following table represents pro forma net income and pro forma earnings per share had the Company elected to account for stock option grants using the fair value based method.

                                                  2001     2000      1999
                                               --------  --------- -------
Net earnings
       As reported .........................   $188,592   162,599  157,239
       Pro forma ...........................    185,394   160,313  155,282
Net earnings per common share (basic)
       As reported .........................   $   3.60      3.02     2.63
       Pro forma ...........................       3.54      2.98     2.60
Net earnings per common share (diluted)
       As reported .........................   $   3.55      3.00     2.61
       Pro forma ...........................       3.49      2.95     2.57

     This pro forma impact only takes into account options granted since January 1, 1996 and is likely to increase in future years as additional options are granted and amortized ratably over the vesting period. The

                    MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES average fair value of options granted during 2001, 2000 and 1999 was $15.27, $13.00 and $15.28, respectively. This fair value was estimated using the Black-Scholes option pricing model based on a weighted-average market price at grant date of $31.91 in 2001, $22.69 in 2000 and $26.48 in 1999 and the
following weighted-average assumptions:

                                     2001              2000               1999
                                   --------          --------           --------
Dividend yield ................         -                 -                 -
Risk-free interest rate .......       4.1%              5.1%              6.4%
Volatility ....................      43.3%             48.1%             46.7%
Expected life (years) .........         6                 7                 7

     Summarized information about stock options outstanding and exercisable at December 31, 2001, is as follows:

                        Outstanding                                       Exercisable
Exercise price           Number of       Average           Average         Number of        Average
range                      Shares         Life (1)         Price (2)        Shares          Price (2)
--------------------    -----------     -----------       -----------    --------------    -----------
Under $19.17 .......            386           3.39          $ 12.05               380          $ 12.00
$19.38-22.63 .......            422           7.84            20.16                91            19.85
$23.33-30.50 .......            116           7.89            26.40                35            29.30
$30.53 .............            568           9.16            30.53                -             -
$30.69-53.01 .......            424           7.73            35.39                93            33.90
                        -----------                                      --------------
                              1,916                                               599
                        ===========                                      ==============

___________

     (1)  Weighted average contractual life remaining in years.
     (2)  Weighted average exercise price.

     The Company's Board of Directors has authorized the repurchase of up to 15,000 shares of its outstanding common stock. Since the inception of the program, a total of approximately 8,993 shares have been repurchased at an aggregate cost of approximately $200,784. All of these repurchases have been financed through the Company's operations and banking arrangements.

(9) Employee Benefit Plans

     The Company has a 401(k) retirement savings plan (the "Plan") open to substantially all of its employees who have completed one year of eligible service. The Company contributes $0.50 for every $1.00 of employee contributions up to a maximum of 4% of the employee's salary. Effective January 1, 2000, the Company amended the Plan to match an additional $0.25 for every $1.00 of employee contribution in excess of 4% of the employee's salary up to a maximum of 6%. Employee and employer contributions to the Plan were $18,322 and $6,521 in 2001, $16,926 and $6,055 in 2000, and $14,873 and $5,080 in 1999,
respectively. The Company also made a discretionary contribution to the Plan of approximately $2,500, $2,500 and $2,100 in 2001, 2000 and 1999, respectively.

     The World Carpet Savings Retirement Plan (the "World Plan"), a defined contribution 401(k) plan covering substantially all World employees, was merged into the Plan on March 1, 1999. Employees were eligible to participate after completion of one year of service. Under the terms of the World Plan, World would match employee contributions up to a maximum of 2% of the employee's salary and employees vested in the contributions based on years of credited service. For the years ended December 31, 1999, the Company contributed approximately $142 to the World Plan.

                    MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

     Durkan maintained a 401(k) retirement savings plan (the "Durkan Plan") open to substantially all Durkan employees. Durkan contributed $0.50 for every $1.00 of employee contributions up to a maximum of 6% of eligible wages. For the years ended December 31, 2000 and 1999, Durkan contributed approximately $262, and $343, respectively, to the Durkan Plan. The Durkan Plan was merged into the Plan effective January 1, 2001.

(10) Income Taxes

     Income tax expense attributable to earnings before income taxes for the years ended December 31, 2001, 2000 and 1999 consists of the following:

                                                                Current          Deferred           Total
                                                          -----------------    --------------   ---------------
           2001:
                U.S. federal ...............               $        82,246             5,728            87,974
                State and local ............                        15,015              (165)           14,850
                                                          -----------------    --------------   ---------------
                                                           $        97,261             5,563           102,824
                                                          =================    ==============   ===============
           2000:
                U.S. federal ...............               $        64,444            28,466            92,910
                State and local ............                         8,407             3,713            12,120
                                                          -----------------    --------------   ---------------
                                                           $        72,851            32,179           105,030
                                                          =================    ==============   ===============
           1999:
                U.S. federal ...............               $        92,736            (1,928)           90,808
                State and local ............                        12,104              (252)           11,852
                                                          -----------------    --------------   ---------------
                                                           $       104,840            (2,180)          102,660
                                                          =================    ==============   ===============

     Income tax expense attributable to earnings before income taxes differs from the amounts computed by applying the U.S. statutory federal income tax rate to earnings before income taxes as follows:

                                                                 2001              2000              1999
                                                          -----------------    --------------   ---------------
        Computed "expected" tax expense ............       $       101,996            93,670            90,965
        State and local income taxes, net of
          federal income tax benefit ...............                 9,652             7,878             7,704
        Amortization of goodwill ...................                   709               700               684
        Tax credits ................................                (5,000)                -                 -
        Other, net .................................                (4,533)            2,782             3,307
                                                          -----------------    --------------   ---------------
                                                           $       102,824           105,030           102,660
                                                          =================    ==============   ===============

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 are presented below:

                                                                                   2001              2000
                                                                            ------------------   ---------------
       Deferred tax assets:
               Accounts receivable ............................               $         3,286            10,751
                Inventories ...................................                        19,089            11,533
               Accrued expenses ...............................                        49,030            46,372
                                                                            ------------------   ---------------
                       Gross deferred tax assets ..............                        71,405            68,656
                                                                            ------------------   ---------------

        Deferred tax liabilities:
               Plant and equipment ............................                      (72,934)          (65,420)
               Prepaid expenses ...............................                       (1,347)           (2,182)
               Other ..........................................                      (12,021)          (10,388)
                                                                            ------------------   ---------------
                       Gross deferred tax liabilities .........                      (86,302)          (77,990)
                                                                            ------------------   ---------------

                    MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

          Net deferred tax liability ........     $   (14,897)       (9,334)
                                                  ============      ===========

      Based upon the expected reversal of deferred tax liabilities, level of historical and projected taxable income over periods in which the deferred tax assets are deductible, the Company's management believes it is more likely than not the Company will realize the benefits of these deductible differences at December 31, 2001.

(11)  Commitments and Contingencies

     The Company is obligated under various capital and operating leases for office and manufacturing space, machinery and equipment.

     Future minimum lease payments under noncancelable capital and operating leases (with initial or remaining lease terms in excess of one year) at December 31, 2001 are:

                                                                                                   Total
                                                                Capital          Operating         Future
                                                                Leases            Leases           Payments
                                                          -----------------    --------------   ---------------
        2002 .........................................     $         1,214            34,802            36,016
        2003 .........................................                 913            29,103            30,016
        2004 .........................................                  63            22,206            22,269
        2005 .........................................                   -            15,932            15,932
        2006 .........................................                   -            10,503            10,503
        Thereafter ...................................                   -            16,533            16,533
                                                           ---------------     --------------   ---------------
        Total payments ...............................     $         2,190           129,079           131,269
                                                                               ==============   ===============
        Less amount representing interest ............                 153
                                                           ---------------
        Present value of capitalized lease payments
          with a weighted interest rate of 7.72 % ....     $         2,037
                                                           ===============

     The Company assumed several capitalized leases from recent acquisitions for machinery and equipment, at a cost of $5,010, $7,480 and $8,899 for the periods ended December 31, 2001, 2000 and 1999, respectively. The amortization of these capital leases is included in depreciation expense. Accumulated amortization was $2,038, $3,312 and $3,619 in 2001, 2000 and 1999, respectively.

     Rental expense under operating leases was $39,072, $36,392 and $28,407 in 2001, 2000 and 1999, respectively.

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

      On August 11, 2000, the Company presented to the Court the terms of an agreement in principle to settle these two cases. On February 5, 2001, the Court dismissed all claims against the Company and granted final approval to the settlement. Under the terms of the settlement agreement, the Company contributed $13,500 to a settlement fund to resolve price-fixing claims brought by a class of purchasers of polypropylene carpet and a

                    MOHAWK INDUSRTIES, INC. AND SUBSIDIARIES proposed settlement class of purchasers of nylon carpet. The Company recorded a charge of $7,000 in the third quarter of 2000, in connection with the lawsuit. This was in addition to $6,500 accrued in earlier periods. The Company denies all liability and wrongdoing and has agreed to settle these claims in order to avoid the costs of further litigation.

      The Company is a party to two consolidated lawsuits captioned Gaehwiler v. Sunrise Carpet Industries, Inc. et al. and Patco Enterprises, Inc. v. Sunrise Carpet Industries, Inc. et al., both of which were filed in the Superior Court of the State of California, City and County of San Francisco, in 1996. Both complaints were brought on behalf of a purported class of indirect purchasers of polypropylene carpet in the State of California and seek damages for alleged violations of California antitrust and unfair competition laws. In February 1999, a similar complaint was filed in the Superior Court of the State of California, City and County of San Francisco, on behalf of a purported class based on indirect purchasers of nylon carpet in the State of California and alleges violations of California antitrust and unfair competition laws. The complaints described above do not specify any specific amount of damages but do request injunctive relief and treble damages plus reimbursement for fees and costs. The Company has reached an agreement to settle the lawsuits and is in the process of finalizing documentation to be presented to the court for approval. The settlement amount has been recorded in accrued expenses.

(12) Consolidated Statements of Cash Flows Information

     Supplemental disclosures of cash flow information are as follows:

                                                       2001              2000              1999
                                                ----------------   ---------------    ---------------
    Net cash paid during the year for:

          Interest ........................     $      31,789            39,866             37,740
                                                ================   ===============    ===============
          Income taxes ....................     $      73,498            74,592            120,371
                                                ================   ===============    ===============


(13) Other income and expense

     Other income and expense are as follows:

                                                            2001              2000               1999
                                                     -----------------    --------------   ---------------
          Miscellaneous income ............           $    1,826             1,218             3,399
                                                     =================    ==============   ===============

          Miscellaneous expense ...........                3,966             2,010             2,607
          Amortization expense ............                3,814             3,650             3,058
                                                     -----------------    --------------   ---------------
                                                      $    7,780             5,660             5,665
                                                     =================    ==============   ===============

                    MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

(14) Quarterly Financial Data (Unaudited)

     The supplemental quarterly financial data are as follows:

                                                                  Quarters Ended
                                      -----------------------------------------------------------------------
                                         March 31,          June 30,          September 29,      December 31,
                                           2001               2001                2001               2001
                                      -----------------   --------------    -----------------   -------------
        Net sales .................... $   777,339          864,958              907,850            895,798
        Gross profit .................     177,322          216,154              219,424            220,002
        Net earnings .................      27,206           46,466               55,727             59,193
        Basic earnings per share .....        0.52             0.89                 1.06               1.12
        Diluted earnings per share ...        0.51             0.88                 1.05               1.11


                                                                     Quarters Ended
                                        -----------------------------------------------------------------------
                                           April 1,          July 1,           September 30,     December 31,
                                            2000              2000                2000               2000
                                       -----------------   --------------    -----------------   ---------------
        Net sales .................... $   799,403           890,980              875,765            837,886
        Gross profit .................     190,563           215,882              214,220            202,184
        Net earnings .................      33,997            47,203               42,137             39,262
        Basic earnings per share .....        0.61              0.88                 0.79               0.75
        Diluted earnings per share ...        0.61              0.87                 0.79               0.74

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The Company's Certificate of Incorporation provides for the Board of Directors of the Company to consist of three classes of directors serving staggered terms of office. Upon the expiration of the term of office for a class of directors, the nominees for that class will be elected for a term of three years to serve until the election and qualification of their successors. The terms of Messrs. John F. Fiedler, Jeffrey S. Lorberbaum and Robert N. Pokelwaldt will expire at the Annual Meeting of Shareholders in 2002. The terms of Messrs. Bruce C. Bruckmann, Larry W. McCurdy and Sylvester H. Sharpe will expire in 2003. The terms of Messrs. Leo Benatar, David L. Kolb and W. Christopher Wellborn will expire in 2004. The Board of Directors has appointed a compensation committee, comprised of Messrs. McCurdy, Benatar and Pokelwaldt, and an audit committee comprised of Messrs. McCurdy, Bruckmann and Pokelwaldt.

     The following table sets forth information regarding the directors and executive officers of the Company:

Name                                  Age                   Position
----                                  ---                   --------
Jeffrey S. Lorberbaum .............    47  President, Chief Executive Officer and Director (term expiring 2002)
William B. Kilbride ...............    51  President-Mohawk Home
David E. Polley ...................    67  President- Residential Division
Sylvester ("Jack") H. Sharpe ......    70  Executive Vice President, Mohawk Residential Business, Director (term expiring 2003)
John D. Swift .....................    60  Vice President-Finance and Chief Financial Officer
Herbert M. Thornton ...............    61  President-Carpet Group
W. Christopher Wellborn ...........    46  President-Dal-Tile Division and Director (term expiring 2004)
Leo Benatar .......................    72  Director (term expiring 2004)
Bruce C. Bruckmann ................    48  Director (term expiring 2003)
John F. Fiedler ...................    63  Director (term expiring 2002)
David L. Kolb .....................    63  Chairman of the Board of Directors (term expiring 2004)
Larry W. McCurdy ..................    66  Director (term expiring 2003)
Robert N. Pokelwaldt ..............    65  Director (term expiring 2002)

     Jeffrey S. Lorberbaum--Mr. Lorberbaum has been a director of the Company since March 28, 1994 and served as President and Chief Operating Officer of the Company since January 24, 1995. Effective January 1, 2001, Mr. Lorberbaum succeeded Mr. Kolb as Chief Executive Officer and currently holds the position of President and Chief Executive Officer. Mr. Lorberbaum joined Aladdin Mills, Inc. ("Aladdin"), a company acquired in 1994 by Mohawk, in 1976 and served as Vice President--Operations from 1986 until February 25, 1994 when he became President and Chief Executive Officer of Aladdin.

     William B. Kilbride--Mr. Kilbride joined American Rug Craftsmen, formerly a wholly owned subsidiary of the Company, as its President in June 1992. Mr. Kilbride served in that position until he became President of the Mohawk Home Division, upon its formation in 1999. Before joining American Rug Craftsmen, Mr. Kilbride served as First Vice President--Planning of Dean Witter Discover, which he joined in February 1983.

     David E. Polley--Mr. Polley served as President and a Director of World from 1991, until World was acquired by Mohawk in Novemebr 1998 and has served as President of the Residential Division since the acquisition. Before joining World, he worked for Burlington Industries, Inc. and served as President of Burlington's Residential Group and President of Burlington's Lees Residential Carpets. He also served as Chairman of David Industries, Inc., and Executive Vice-President of Stephen-Leedom Carpets.

     Sylvester ("Jack") H. Sharpe--Mr. Sharpe has been a director of the Company since October 1999. Mr. Sharpe has served as Executive Vice President of the Residential Business of the Company since January 1995. From 1975 to 1995, Mr. Sharpe served as the Executive Vice President of Aladdin.

     John D. Swift--Mr. Swift served as Vice President-Finance of Mohawk Carpet Corporation from September 1984 to December 1988 and since that time has served as the Company's Vice President-Finance and Chief Financial Officer. Mr. Swift served as the Company's Treasurer from December 1988 to February 1994 and served as Secretary of the Company from December 1988 to May 23, 1996. Prior to joining Mohawk Carpet Corporation, he worked for General Electric Company for 18 years in various positions of accounting, auditing and financial management.

     Herbert M. Thornton--Mr. Thornton joined Karastan Bigelow, a division of Fieldcrest Cannon, Inc. in July 1990 and was named President of Karastan at the time of that division's acquisition by Mohawk in July 1993. Mr. Thornton served in that position until April of 2000 when he became President of the Fashion and Performance Division (which serves the commercial and hospitality markets and the Karastan customers). On December 1, 2001, Mr. Thornton was appointed President-Carpet Group, assuming responsibility for sales and marketing of carpet products. Before joining Karastan, Mr. Thornton served as President of Hollytex, Inc., a carpet manufacturer, which he joined in December 1984.

     W. Christopher Wellborn--Mr. Wellborn was Executive Vice President, Chief Financial Officer and Assistant Secretary of Dal-Tile from August 1997 through March 20, 2002 when he was named a director of Mohawk and the President of Dal-Tile, at the time the Dal-Tile acquisition was completed. From June 1993 to August 1997, Mr. Wellborn was Senior Vice President and Chief Financial Officer of Lenox, Inc.

     Leo Benatar--Mr. Benatar has been a director of the Company since the consummation of the Company's Initial Public Offering. Mr. Benatar has been an Associated Consultant with A. T. Kearney since May 1996. From June 1995 until May 1996, Mr. Benatar was Chairman of the Board of Engraph, Inc., a manufacturer of packaging and product identification materials. Before June 1995, Mr. Benatar served as Chairman of the Board, President and Chief Executive Officer of Engraph, Inc. for more than five years. Engraph, Inc. was acquired by Sonoco Products Company, a manufacturer of packaging and product identification materials, in October 1992, and Mr. Benatar served as Senior Vice President and a director of Sonoco Products Company from October 1992 until May 1996. Mr. Benatar is also a director of Interstate Bakeries Corporation, a manufacturer and distributor of food products, Aaron Rents, Inc., a furniture and appliance retailer and Paxar Corporation, a provider of identification and tracking solutions to retailers and apparel manufacturers. From January 1, 1994 until December 31, 1995, Mr. Benatar also served as Chairman of the Federal Reserve Bank of Atlanta.

     Bruce C. Bruckmann--Mr. Bruckmann has been a director of the Company since October 1992. Mr. Bruckmann has been a Managing Director of Bruckmann, Rosser, Sherrill & Co., Inc., a venture capital firm, since January 1995. From March 1994 to January 1995, Mr. Bruckmann served as Managing Director of Citicorp Venture Capital, Ltd. ( "CVC, Ltd. ") and as an executive officer of 399 Venture Partners, Inc. (formerly Citicorp Investments, Inc.). From 1983 until March 1994, Mr. Bruckmann served as Vice President of CVC, Ltd. Mr. Bruckmann is also a director of AmeriSource Distribution Corporation, a distributor of pharmaceuticals, Town Sports International, Inc., a fitness club operator, Anvil Knitwear, Inc., an activewear manufacturer, Penhall International, Inc., a renter of operator-assisted construction equipment, California Pizza Kitchen, Inc., a casual restaurant chain serving pizza, pasta and salads, and Mediq, Inc., a renter of movable critical care and life-support medical equipment.

     John F. Fiedler--Mr. Fiedler has been a director of the Company since March 20, 2002, the time the Dal-Tile acquisition was completed. Mr. Fiedler is Chairman and Chief Executive Officer of Borg Warner Inc. Prior to joining Borg Warner in June of 1994, Mr. Fiedler was Executive Vice President of Goodyear Tire & Rubber Company, where Mr. Fiedler was responsible for North American Tires. Mr. Fiedler's 29-year career with Goodyear included numerous sales, marketing and manufacturing positions in the United States and the Far East. Mr. Fiedler is also a director of Roadway Express, Inc.

     David L. Kolb--Mr. Kolb served as President of Mohawk Carpet Corporation (now one of the Company's principal operating subsidiaries) until Mohawk Carpet Corporation was acquired by the Company in December 1988, at which time he became Chairman of the Board of Directors and Chief Executive Officer of the Company. Effective January 1, 2001, Mr. Kolb retired from his position as Chief Executive Officer. Prior to joining Mohawk Carpet Corporation, Mr. Kolb served in various executive positions with Allied-Signal Corporation for 19 years, most recently as Vice President and General Manager of Home Furnishings. Mr. Kolb is also a director of Chromcraft Revington Corporation, a furniture manufacturer, Oglethorpe University, The Georgia Board of

Industry, Trade and Tourism and Paxar Corporation, a provider of identification and tracking solutions to retailers and apparel manufacturers.

     Larry W. McCurdy--Mr. McCurdy has been a director of the Company since the consummation of the Company's Initial Public Offering. Mr. McCurdy was President and Chief Executive Officer of Moog Automotive, Inc., a privately held manufacturer of automotive aftermarket products, from November 1985 until April 1994. Moog Automotive, Inc. was acquired by Cooper Industries, Inc., a manufacturer of electrical and automotive products, tools and hardware, in October 1992, and Mr. McCurdy became Executive Vice President-Operations of Cooper Industries, Inc. in April 1994. Mr. McCurdy held that position until March 7, 1997, when he became President, Chief Executive Officer and a director of Echlin Inc., a worldwide manufacturer of motor vehicle parts. On December 17, 1997, Mr. McCurdy was elected Chairman of the board of directors of Echlin, Inc. In July 1998 Echlin was merged with Dana Corporation, a global leader in the engineering, manufacturing and distribution of components and systems for worldwide vehicular and industrial manufacturers. Mr. McCurdy served as President of the Dana Automotive Aftermarket Group from July 1998 until his retirement in August 2000. Mr. McCurdy also serves on the boards of directors of American Axle & Manufacturing Holdings, Inc., Lear Corporation, both international manufacturers for original equipment vehicles, Breed Technologies, Inc., an equipment supplier of air bag sensing devices and air bag components and Genuine Parts, Inc., a North American automotive parts distributor.

     Robert N. Pokelwaldt--Mr. Pokelwaldt has been a director of the Company since the consummation of the Company's Initial Public Offering. Mr. Pokelwaldt served as Chairman and Chief Executive Officer of York International Corporation, a manufacturer of air conditioning and cooling systems, from January 1993 until his retirement in October 1999. He also served York International from June 1991 until January 1993 as President, Chief Executive Officer and a director and, from January 1990 until June 1991, as President and Chief Operating Officer. Mr. Pokelwaldt is also a director of Carpenter Technologies Corporation, a manufacturer of specialty steel, Susquehanna Pfaltzgraff Corp., a manufacturer of dinnerware products and an owner/operator of radio and cable systems networks, Intersil Corp., a telecommunications chip manufacturer, and First Energy Corporation, a generator and power distribution company.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's Common Stock, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors, executive officers and greater than ten percent stockholders are required by SEC regulation to furnish the Company copies of all
Section 16(a) reports they file. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2001, all Section 16(a) filing requirements applicable to directors, executive officers and greater than ten percent beneficial owners were complied with by such persons except for the following inadvertent late filings: (i) the initial statement of beneficial ownership on Form 3 required to be filed (assuming that a report is required under such circumstances) by Mr. Mark Lorberbaum within ten days after his becoming a member of the Lorberbaum family reporting group of Mohawk which occurred on July 10, 2000 as a result of various family estate planning transactions was filed on January 19, 2002 and the sale of 5,100 shares of Common Stock on October 25, 2001 by Mr. Mark Lorberbaum reportable on a Form 4 due by November 10, 2001, was reported on a Form 4 filed on January 19, 2002; (ii) the initial statement of beneficial ownership on Form 3 required to be filed (assuming that a report is required under such circumstances) by Ms. Suzanne L. Helen within ten days after her becoming a member of the Lorberbaum family reporting group of Mohawk which occurred on July 10, 2000 as a result of various family estate planning transactions was filed on January 19, 2002; and (iii) transactions reportable on Form 5's required to be filed for the years 1999 and 2000 by Mr. Alan S. Lorberbaum, a former director of Mohawk, to report estate planning transactions resulting in a change in beneficial ownership were combined into a single Form 5 filed on January 19, 2002; and (iv) an exchange fund transaction on December 1, 2000 by Mr. David L. Kolb resulting in a change in beneficial ownership was filed on Form 4 on March 8, 2002 .

Item 11. Executive Compensation

Report of the Compensation Committee of the Board of Directors of Mohawk Industries, Inc.

Executive Compensation Philosophy. The Committee believes that a compensation program that enables the Company to attract and retain outstanding executives will assist the Company in meeting its long-range objectives, thereby serving the interest of the Company's stockholders. The compensation program of the Company is designed to achieve the following objectives:

     1. Provide compensation opportunities that are competitive with those of companies of a similar size.

     2. Create a strong link between the executive's compensation and the Company's annual and long-term financial performance.

     3. Include above average elements of financial risk through performance-based incentive compensation which offers an opportunity for above average financial reward to the executives.

     The Company's executive compensation program has three components: base salaries, annual incentives and long-term incentives.

     Base Salaries. The Company's executive officers receive base salaries as compensation for the skills, knowledge and experience that they bring to their positions. Base salaries paid to the Company's executive officers are intended to be maintained at a competitive level with companies of a similar size. In order to assess competitive rates, in 2001, the committee used compensation surveys produced by a nationally recognized compensation consulting firm of executives with similar job functions and responsibilities in public companies engaged in nondurable goods manufacturing in the same net sales range. The group of companies included in the surveys used was typically broader than the peer group used in the Performance Graph following this report because the competitive marketplace for executive talent has been viewed by the Committee as national in scope and not restricted to the carpet and textile industries. With respect to base salaries, the Committee has tried to achieve competitive rates by targeting the approximate midpoint of the range of base salaries for comparable positions. Within this overall policy, the Committee has preserved the flexibility to make exceptions where performance over several years dictates a higher base salary.

     Annual Incentive Bonuses. Annual incentive bonuses under the executive incentive program are provided in addition to base salaries to create total annual compensation. Using the compensation surveys discussed above, the Committee has targeted the upper quartile of total annual compensation for similarly situated executives in companies of similar size. By placing a significant portion of an executive's annual pay "at risk," the Committee believes that compensation is more directly related to performance and will more closely link the financial interests of the executives and those of the stockholders. Given the Company's aggressive business objectives, the Committee believes this policy to be appropriate and fair for both the executives and the stockholders.

     The 2001 Executive Incentive Program (the "Plan") was designed to provide incentive bonus opportunities for 29 key executives of the Company, including the executive officers named in the Summary Compensation Table. For those executives who were classified as Corporate Participants, including the Chief Executive Officer ("CEO") and the Chief Financial Officer, to be eligible for any bonus the total corporation must have attained in 2001 a threshold level of earnings per share ("EPS") established by the Committee. For those executives who were classified as Residential Business Participants, Karastan Business Participants, Commercial Business Participants, Home Products Participants or Hospitality Business Participants to be eligible for any bonus their business unit must have attained in 2001 a threshold level of EPS contribution established by the Committee. The factors considered in establishing the thresholds in the Plan were the previous year's EPS for the total corporation and EPS contribution by each business unit. If the threshold is attained, then the bonus calculation is based on the attainment of increasing levels of improvement of (i) 2001 EPS over 2000 EPS and (ii) 2001 Earnings After Capital Charge ("EAC") (after tax operating earnings less a cost of capital charge) over EAC targets established by the Committee using 2000 results as a base. The bonus calculation is weighted 75% to the EPS level attained and 25% to the EAC level attained. The bonus attainable at various levels in the Plan is calculated as a percentage of 2001 compensation payments excluding all bonus, deferred bonus and other non-salary amounts ("Base Compensation"). The percentages of Base Compensation for which individual participants become eligible at the various levels vary and were set for the CEO by the Committee and for the other executives by the CEO (subject to the approval of the Committee) in order to relate performance goals to a targeted level of total annual compensation.

     A portion of each award ranging from 20% to 26% is paid as follows: one-half is paid in shares of the Common Stock purchased in the market and issued to the participant as restricted shares under the Mohawk Industries, Inc. 1997 Long-Term Incentive Plan and one-half is used to pay withholding tax on the award. One-half of the shares granted will be restricted for one year and the other half for two years. The number of restricted shares to be granted is calculated using the average monthly closing stock price of the Common Stock during 2001. The balance of the award is paid in cash to the participant in 2002.

     The Committee has the authority to interpret the Plan, make changes therein or grant special bonuses for exceptional performance as it determines appropriate.

     Long-Term Incentives. The Company provides long-term incentives to its executives through stock option programs designed to encourage executives to acquire and hold shares of Common Stock. The stock option plans are designed to retain executives and motivate them to improve the market value of the Common Stock over a number of years. The Committee believes that equity ownership by executives furthers the Committee's compensation policy objective of aligning long-term financial interests of executives with those of the stockholders. The Committee considers the amount and terms of options previously awarded to and held by executive officers in determining the size of option grants. In 2001, options were granted to all of the executive officers named in the Summary Compensation Table. These options all vest in 20% annual increments.

     Other Compensation Plans. The Company maintains several broadly-based employee benefit plans in which the executive officers are permitted to participate on the same terms as other employees. These include the retirement savings plan (designed to qualify under section 401(k) of the Internal Revenue
Code), a supplemental executive retirement plan which provides certain supplemental retirement and other benefits to a certain executive who has completed an aggregate of 60 months employment with the Company, and a nonqualified deferred compensation plan for highly compensated employees which permits deferral of income on a portion of the employee's compensation.

     To the extent readily determinable and as one of the factors in its consideration of the various components of executive compensation, the Committee considers the anticipated tax treatment to the Company and to the executives of various payments and benefits. Some types of compensation payments and their deductibility (e.g., the spread on exercise of non-qualified options) depend upon the timing of an executive's vesting or exercise of previously granted rights. Further, interpretations of and changes in the tax laws and other factors beyond the Committee's control also affect the deductibility of compensation. For these and other reasons, the Committee will not necessarily and in all circumstances limit executive compensation to that deductible under
Section 162(m) of the Internal Revenue Code. The Committee will consider various alternatives for preserving the deductibility of compensation payments and benefits to the extent reasonably practicable and to the extent consistent with its other compensation objectives.

     Chief Executive Officer Compensation. In accordance with the compensation philosophy and process described above, the Committee set Mr. Lorberbaum's base salary for 2001 at $575,000, which was below the midpoint for CEO's of similar sized companies in the surveys used by the Committee. Mr. Lorberbaum's total annual cash compensation is linked to the Company's performance by his participation in the 2001 Executive Incentive Program. Under the Plan, he would earn no bonus unless 2001 EPS exceeded the threshold level established in the Plan. In 2001, Mr. Lorberbaum earned a bonus equal to approximately 100% of his Base Compensation based upon an improvement in EPS for the total corporation of 18 percent over 2000 EPS and an improvement in EAC for the total corporation of 16 percent over 2000 EAC. This bonus will be paid in cash and restricted shares as described above. In 2001, Mr. Lorberbaum was awarded stock options to purchase 50,000 shares of Common Stock at fair market value on the dates of the grants. These options vest in 20% annual increments.

     The Committee's objectives in setting Mr. Lorberbaum `s compensation for 2001 were to be competitive with other companies in the carpet industry and with other public companies of a similar size and to provide Mr. Lorberbaum with appropriate incentives to achieve the Company's short-term and long-term objectives.

                             Compensation Committee
                              Leo Benatar-Chairman
                              Robert N. Pokelwaldt
                                  Larry McCurdy

Performance Graph

The following is a line graph comparing the yearly percentage change in the Company's cumulative total stockholder returns to those of the Standard & Poor's 500 Index and a group of peer issuers beginning on December 31, 1996 and ending on December 31, 2001.

      Comparison of Total Cumulative Returns Among Mohawk Industries, Inc.,
                       the S&P 500 Index and a Peer Group

                                    [GRAPH]

                          -----------------------------------------------------------------------------------
                             12/31/96       12/31/97       12/31/98      12/31/99      12/31/00      12/31/01
-------------------------------------------------------------------------------------------------------------
Mohawk                        $100.00        $149.57        $286.79       $179.83       $186.65       $374.18
-------------------------------------------------------------------------------------------------------------
S&P 500                       $100.00        $133.36        $171.47       $207.56       $188.66       $166.24
-------------------------------------------------------------------------------------------------------------
Peer Group                    $100.00        $137.62        $149.48       $129.34       $125.73       $127.39
-------------------------------------------------------------------------------------------------------------

     The peer group includes the following companies: Cone Mills Corporation, Dixie Group, Inc., Guilford Mills, Inc., Interface, Inc., Leggett & Platt, Inc., Masco Corporation and West Point Stevens, Inc. Total return values were calculated based on cumulative total return, assuming the value of the investment in the Company's Common Stock and in each index on December 31, 1996 was $100 and that all dividends were reinvested. The Company is not included in the peer group because management believes that, by excluding the Company, investors will have a more accurate view of the Company's performance relative to certain other carpet and textile companies.

Summary of Cash and Certain Other Compensation

     The following table presents certain summary information concerning compensation paid or accrued by the Company for services rendered in all capacities during the fiscal years ended December 31, 1999, 2000, and 2001 for
(i) the Chief Executive Officer of the Company and (ii) each of the four other most highly compensated executive officers of the Company (determined as of December 31, 2001) (collectively, the "Named Executive Officers").

                           Summary Compensation Table

                                                Annual Compensation              Long-Term Compensation
                                        -------------------------------------    ------------------------
                                                               Other Annual      Restricted  Securities     All Other
                                         Salary      Bonus     Compensation        Stock     Underlying   Compensation
        Name and Position         Year     ($)        ($)         ($)(1)        Awards($)(2) Options(#)      ($)(3)
-------------------------------   ----   ------      -----     ------------     ------------ ----------   ------------
Jeffrey S. Lorberbaum ..........  2001   $575,000   $503,125      $   --           $118,577   50,000           $3,450
   President and                  2000    495,000    363,176          --             61,437    1,500            3,450
   Chief Executive Officer        1999    480,000    417,375          --             45,793    7,000            3,200

David E. Polley ................  2001   $322,500   $241,875      $   --            $53,164   25,000           $3,450
   President-Residential          2000    295,417    186,000          --             30,315       --            3,450
   Division                       1999    248,333    153,125          --             18,281       --            3,200

Herbert M. Thornton ............  2001   $320,000   $240,000      $   --            $52,785   55,000           $3,450
   President-Carpet Group         2000    295,417    186,000          --             29,134   20,000            3,450
                                  1999    248,333    153,125          --             14,661    7,000            3,200

William B. Kilbride ............  2001   $320,000   $240,000      $   --            $52,785   35,000           $3,450
   President -Mohawk Home         2000    290,000    183,750          --             28,824       --            3,450
                                  1999    275,000    206,250          --             21,946   27,000            4,105

John D. Swift ..................  2001   $320,000   $240,000      $   --            $52,785   25,000           $3,450
   Vice President-Finance and     2000    275,000    173,853          --             27,333       --            3,450
   Chief Financial Officer        1999    267,000    199,082       6,097             20,363    7,000(4)         3,200

______________
(1) Amounts in 1999 include (i) imputed interest on the outstanding balance of interest free loans made by the Company to Mr. Swift upon exercise of stock options granted in connection with the Company's leveraged buyout ("LBO Stock Options") in the amount of $3,317, and (ii) $2,780 paid by the Company in 1999 to Mr. Swift, so that he could pay the 1999 tax liability on imputed income arising from such interest free loans. All future obligations in connection with the LBO Stock Options have been terminated.
(2) Amounts in 2001 include 1,878, 842, 836, 836 and 836 shares for Messrs. Lorberbaum, Polley, Thornton, Kilbride and Swift, respectively. These shares were granted on February 26, 2002, in connection with each executive's annual incentive bonus for 2001 and have been valued at $63.14 per share. The restrictions will lapse on February 26, 2003 for 50% of the shares and will lapse on February 26, 2004 for the remaining 50%. Amounts in 2000 include 1,978, 976, 938, 928 and 880 shares for Messrs. Lorberbaum, Polley, Thornton, Kilbride and Swift, respectively. These shares were granted on February 26, 2001, in connection with each executive's annual incentive bonus for 2000 and have been valued at $31.06 per share. The restrictions lapsed on February 15, 2002 for 50% of the shares and will lapse on February 15, 2003 for the remaining 50%. Amounts in 1999 include 2,024, 808, 648, 970 and 900 shares for Messrs. Lorberbaum, Polley, Thornton, Kilbride and Swift, respectively. These shares were granted on February 15, 2000, in connection with each executive's annual incentive bonus for 1999 and have been valued at $22.625 per share. The restrictions lapsed on February 15, 2001 for 50% of the shares and lapsed on February 15, 2002 for the remaining 50%. See "Executive Compensation-Report of the Compensation Committee of the Board of Directors of Mohawk Industries, Inc." As of December 31, 2001, Mr. Lorberbaum held 2,990 shares of restricted stock valued at $164,091, Mr. Polley held 1,380 shares of restricted stock valued at $75,734, Mr. Thornton held 1,262 shares of restricted stock valued at $69,259, Mr. Kilbride held 1,413 shares of restricted stock valued at $77,545 and Mr. Swift held 1,330 shares of restricted stock valued at $72,990.
(3) Except with respect to Mr. Kilbride in 1999, represents matching contributions pursuant to the Company's Retirement Savings Plan. In 1999, amounts for Mr. Kilbride represent contributions pursuant to the American Rug Craftsmen 401(k) Savings and Retirement Plan.
(4) Amount represents options granted in 1999 pursuant to the 1993 Stock Option Plan (3,500 shares) and the 1997 Long Term Incentive Plan (3,500 shares).

Option Grants

     The following table sets forth information on options granted to the Named Executive Officers in fiscal 2001.

                          Option Grants In Fiscal Year
                             Ended December 31, 2001

                                         Individual Grants
                        -----------------------------------------------------
                                          % of Total                                  Potential Realizable Value at Assumed
                           Number of        Options                                        Annual Rates of Stock Price
                          Securities      Granted to       Exercise                              Appreciation for
Name                      Underlying       Employee        or Base                                Option Term (2)
----                        Options         in the          Price    Expiration        --------------------------------------
                            Granted      Fiscal Year (1)     ($/Sh)     Date                   5%              10%
                          ----------     --------------   --------    ---------        ------------         -----------

Jeffrey S.Lorberbaum ...   50,000 (3)         7.09%       $30.53      02/27/11         $960,007             $2,432,847

Herbert M. Thornton ....   35,000 (3)         4.97%       $30.53      02/27/11         $672,005             $1,702,993
                           20,000 (4)         2.84%       $53.04      12/20/11         $666,754             $1,689,685

David E. Polley ........   25,000 (3)         3.54%       $30.53      02/27/11         $480,003             $1,216,423

William B. Kilbride ....   35,000 (3)         4.97%       $30.53      02/27/11         $672,005             $1,702,993

John D. Swift ..........   25,000 (3)         3.54%       $30.53      02/27/11         $480,003             $1,216,423

(1) The total number of shares of Common Stock covered by options granted to employees in the 2001 fiscal year was 704,850.

(2) Potential realizable value is based on the assumption that the Common Stock price appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the 10-year option term. The numbers are calculated based on the requirements promulgated by the Securities and Exchange Commission (the "SEC") and are not intended to predict future performance.

(3) These options were granted under the Company's 1997 Long-Term Incentive Plan and vest in 20% annual increments beginning February 27, 2002.

(4) These options were granted under the Company's 1997 Long-Term Incentive Plan and vest in 20% annual increments beginning December 20, 2002.

Option Exercises and Holdings

     The following table sets forth certain information regarding the exercise of stock options by the Named Executive Officers during fiscal 2001 and the number of shares covered by both exercisable and non-exercisable stock options held by the Named Executive Officers as of December 31, 2001. Also reported are the values for "in-the-money" options, which represent the positive spread between the exercise price of any such existing stock options and the fiscal year-end price of the Common Stock (which was $54.88).

                          Aggregated December 31, 2001
                             Year End Option Values




                                                               Number of Securities            Value of Unexercised
                                                              Underlying Unexercised           In-the-Money Options
                             Shares                            Options at FY-End (#)               at FY-End ($)
                            Acquired      Value             ----------------------------   ---------------------------
Name                       on Exercise   Realized (1)       Exercisable    Unexercisable   Exercisable   Unexercisable
----                       -----------   ------------       -----------    -------------   -----------   -------------

Jeffrey S. Lorberbaum ....         -             -            78,100          55,400       $3,421,350     $1,371,596
Herbert M. Thornton ......    12,850      $278,559             2,950          77,450         $104,520     $1,586,005
David E. Polley ..........         -            -             15,000          35,000         $367,575       $853,805
William B. Kilbride ......    37,499      $963,754            10,800          51,200         $266,466     $1,251,950
John D. Swift ............         -            -              2,800          29,200          $76,926       $724,140

-----------
(1) Value realized is the difference between the fair market value of the securities underlying the options and the exercise price on the date of exercise.

Pension Plans

     The following table shows estimated annual retirement benefits payable to Mr. Swift at age 65 under the Supplemental Executive Retirement Plan (the "SERP") as described below.

                                       Pension Plan Table


                                                           Years of Service 15
                    Remuneration                                  or more
                    ------------                           -------------------
                   $     200,000 ........................        $ 80,000
                         300,000 ........................         120,000
                         400,000 ........................         160,000
                         500,000 ........................         200,000
                         600,000 ........................         240,000
                         700,000 ........................         280,000
                         800,000 ........................         320,000
                         900,000 ........................         360,000
                       1,000,000 ........................         400,000
                       1,100,000 ........................         440,000
                       1,200,000 ........................         480,000
                       1,300,000 ........................         520,000


     The Company has established a Retirement Savings Plan (the "Retirement Savings Plan"), which is a combination 401(k)/profit-sharing plan that provides for employee pre-tax contributions under Section 401(k) of the Internal Revenue Code, Company matching contributions, and, if profits are sufficient, a Company profit sharing contribution. The Company has also established the SERP, a non-qualified plan designed to supplement the benefits payable under the Retirement Savings Plan and certain other plans. The SERP provides such benefits to Mr. Swift.

     Benefits under the SERP generally vest after the participant has sixty months of employment with the Company and generally can begin once the participant attains age 60. The retirement benefit payable at age 65 to Mr. Swift (and prior to reduction as described below) is 40% of Mr. Swift's average annual compensation (as determined in accordance with the preceding sentence). Benefits under the SERP are reduced if the participant begins to receive SERP benefits prior to age 65.

     Benefits payable under the SERP as shown in the foregoing table are reduced by (i) one-half of the participant's Social Security benefits; (ii) certain other Company benefit plans; and (iii) the annuity benefit to the participant from a subsequent employer's pension plan. Upon retirement, the normal form of SERP benefit is a life annuity for the life of the participant, but the Board and the participant may approve payment in an alternate form. There are also certain death benefits and medical benefits that are payable under the SERP.

     Mr. Swift had an average five-year compensation of $458,728 and 17 years of creditable service. Messrs. Lorberbaum, Thornton, Polley and Kilbride do not participate in the SERP.

Meetings and Committees of the Board of Directors

     General. During fiscal 2001, the Board of Directors held seven meetings. All members of the Board of Directors attended at least 86% of the total number of Board of Directors and Committee meetings that they were eligible to attend.

     The Audit Committee consists of Mr. Bruckmann, Mr. McCurdy and Mr. Pokelwaldt. The Audit Committee met three times during 2001. The Audit Committee oversees management's conduct of the financial reporting process, the system of internal, financial and administrative controls and the annual independent audit of the Company's financial statements. In addition, the Audit Committee makes recommendations to the Board of Directors regarding the Company's employment of independent auditors, reviews the independence of such auditors, approves the scope of the annual activities of the independent and internal auditors and reviews audit results. The Board of Directors has adopted a written charter for the Audit Committee.

     The Compensation Committee consists of Mr. Benatar, Mr. Pokelwaldt and Mr. McCurdy. The Compensation Committee met five times during 2001. The Compensation Committee is responsible for deciding, recommending and reviewing the compensation, including benefits, of the executive officers and directors of the Company and for administering the Company's incentive compensation plans. See also "Executive Compensation--Report of the Compensation Committee of the Board of Directors of Mohawk Industries, Inc."

     The Company has no nominating committee.

     Director Compensation. Employees of the Company or its subsidiaries who are also directors do not receive any fee or remuneration for services as members of the Board of Directors or any Committee of the Board of Directors. The Company pays non-employee directors an annual retainer of $20,000 and a fee of $2,000 for each Board meeting and $1,000 for each Committee meeting attended. In lieu of this retainer and fees, Mr. Kolb receives an annual retainer of $30,000 for his services as Chairman of the Board of Directors and a fee of $3,000 for each Board meeting and $2,000 for each Committee meeting attended. Committee Chairmen also receive an annual retainer of $2,500. Pursuant to the Company's 1993 Stock Option Plan and the 1997 Long-Term Incentive Plan, directors who are not employees of the Company are initially granted a non-qualified stock option to purchase 11,250 shares of Common Stock as of the date they commence service as a director. On January 1 of each year, eligible directors who are directors on such date receive an option to purchase 2,250 shares of Common Stock. The exercise prices for all such option grants are based on a formula that with respect to initial grants relates to the closing sale price of the underlying Common Stock on the business day immediately preceding the date of grant and with respect to subsequent grants is the average of the closing sale prices of the underlying Common Stock on the last business day of each of the Company's four fiscal quarters during the preceding fiscal year. The Company reimburses all directors for expenses the directors incur in connection with attendance at meetings of the Board of Directors or Committees.

     In December 1996, the Board of Directors adopted the Mohawk Industries, Inc. 1997 Non-Employee Director Stock Compensation Plan (the "Director Stock Compensation Plan") to promote the long-term growth of the Company by providing a vehicle for its non-employee directors to increase their proprietary interest in the Company and to attract and retain highly qualified and capable non-employee directors. Under the Director Stock Compensation Plan, non-employee directors may elect to receive their annual cash retainer fees (excluding any meeting fees) in shares of Common Stock of the Company, based on the fair market value of the Common Stock on the quarterly payment date. The maximum number of shares of Common Stock which may be granted under the plan is 37,500 shares, which shares may not be original issue shares. In 1997, the Director Stock Compensation

Plan was amended by the Board of Directors to include an optional income deferral feature using a book entry (phantom stock) account that would fluctuate in value based on the performance of the Common Stock of the Company over the deferral period. The Board of Directors may suspend or terminate the Director Stock Compensation Plan at any time.

     In connection with the merger of Dal-Tile International Inc., Mr. Wellborn entered into an agreement with the Company whereby he agreed to serve as President of Dal-Tile commencing on March 20, 2002 through March 20, 2004. If during the term of the agreement Mr. Wellborn's employment is terminated without cause he would receive his annual salary, currently $400,000, for the remainder of the term plus annual bonuses based on the greater of his target bonus or the average bonus received for the two prior fiscal years. Mr. Wellborn also received 25,000 options to purchase the Company's Common Stock pursuant to this agreement.

     Pursuant to a change in control agreement Mr. Wellborn had with Dal-Tile, Mr. Wellborn received a payment of $2,019,384 in connection with the merger with Mohawk.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Principal Stockholders of the Company

     The following table sets forth certain information with respect to the beneficial ownership of the Common Stock as of March 20, 2002, by (i) each person who is known by the Company beneficially to own more than five percent of the outstanding shares of the Common Stock, (ii) each of the Company's directors and nominees, (iii) each of the Named Executive Officers, and (iv) all of the Company's directors and executive officers as a group. Unless otherwise indicated, the holders listed below have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.


                                                         Number of Shares of     Percent
                                                            Common Stock           of
Name of Beneficial Owner                                  Beneficially Owned      Class
------------------------                                 --------------------    -------
Jeffrey S. Lorberbaum(1) .............................      14,349,536            21.8%
Aladdin Partners, L.P.(2) ............................       9,900,000            15.1
FMR Corporation(3) ...................................       8,755,372            13.3
JMS Group Limited Partnership(4) .....................       3,985,604             6.1
David L. Kolb(5) .....................................         562,342              *
Sylvester H. Sharpe(6) ...............................         499,114              *
Bruce C. Bruckmann(7) ................................         281,593              *
W. Christopher Wellborn(8) ...........................         149,523              *
John D. Swift(9) .....................................          70,586              *
William B. Kilbride(10) ..............................          23,551              *
Leo Benatar(11) ......................................          24,014              *
Larry W. McCurdy(11) .................................          20,547              *
Robert N. Pokelwaldt(11) .............................          27,230              *
David E. Polley(12) ..................................          22,946              *
Herbert M. Thornton(13) ..............................          12,886              *
John F. Fiedler ......................................           1,398              *
All directors and executive officers
   as a group (13 persons) ...........................      16,045,266             24.4%

--------
* Less than one percent.

(1) The address of Mr. Jeffrey Lorberbaum is 2001 Antioch Road, Dalton, Georgia 30721. Includes 9,900,000 shares held by Aladdin Partners, L.P., with respect to which Mr. Lorberbaum may be deemed to share voting and investment power. Mr. Lorberbaum is the owner of 100% of the outstanding voting stock of ASL Management Corp., the majority general partner of Aladdin Partners, L.P. Mr. Lorberbaum disclaims beneficial ownership of the shares held by Aladdin Partners, L.P. Also includes 263,721 shares owned by The Alan S. Lorberbaum Family Foundation, of which Mr. Jeffrey Lorberbaum is a trustee and may be deemed to share voting and investment power. Mr. Jeffrey Lorberbaum disclaims beneficial ownership of the shares held by The Alan S. Lorberbaum Family Foundation. Includes 3,985,604 shares held by the JMS Group Limited Partnership ("JMS"). The general partner of JMS is SJL Management Company, LLC ("SJL"). Mr.

     Lorberbaum is an equal member of SJL and may be deemed to share voting and dipositive power with respect to all shares held by JMS. Mr. Lorberbaum disclaims beneficial ownership of such shares. Includes 89,100 shares issuable upon the exercise of currently vested options, and 10,928 shares issued pursuant to the Company's Executive Incentive Program, of which 2,867 are restricted shares, and 1,548 shares owned pursuant to the Company's 401(k) Plan.

(2) The address of Aladdin Partners, L.P. is 2001 Antioch Road, Dalton, Georgia 30721. ASL Management Corp. is the majority general partner of Aladdin Partners, L.P. and shares voting and investment power with respect to these shares. The address of ASL Management Corp. is 2001 Antioch Road, Dalton, Georgia 30721. Mr. Jeffrey Lorberbaum is the owner of 100% of the outstanding voting stock of ASL Management Corp. and, as a result, may be deemed to share voting and investment power with respect to these shares. Mr. Barry L. Hoffman is a director of ASL Management Corp. and, as a result of such position, may be deemed to share voting and investment power with respect to these shares. Excludes 3,500 shares owned of record by Mr. Hoffman in his individual capacity. The business address of Mr. Hoffman is Joseph Decosimo & Company, 1100 Tallan Building, Two Union Square, Chattanooga, Tennessee 37402. Each of ASL Management Corp., Mr. Jeffrey Lorberbaum and Mr. Hoffman, disclaim beneficial ownership of the shares held by Aladdin Partners, L.P.

(3) Based upon Schedule 13G/A dated February 14, 2002 filed with the SEC by FMR Corporation. The address of FMR Corporation is 82 Devonshire Street, Boston, Massachusetts 02109.

(4) The address of JMS is Joseph Decosimo & Company, 1100 Tallan Building, Two Union Square, Chattanooga, Tennessee 37402. The general partner of JMS is SJL. Each of Ms. Suzanne L. Helen and Mr. Mark Lorberbaum is an equal member of SJL and may be deemed to share voting and dispositive power with respect to all shares held by JMS. Each of Ms. Helen and Mr. Mark Lorberbaum disclaims beneficial ownership of such shares.

(5) Includes 450 shares issuable upon the exercise of currently vested options and 12,444 shares issued pursuant to the Company's Executive Incentive Program, of which 1,395 are restricted shares, and 703 shares owned pursuant to the Company's 401(k) plan. Also includes 4,820 held by two minor children.

(6) Includes 26,700 shares issuable upon the exercise of currently vested options and 4,246 shares issued pursuant to the Company's Executive Incentive Program, of which 872 are restricted shares and 145 shares owned pursuant to the Company's 401(k) Plan.

(7) Includes 24,750 shares issuable upon the exercise of currently vested options.

(8) Includes 141,632 shares issuable upon the exercise of currently vested options.

(9) Includes 8,500 shares issuable upon the exercise of currently vested options, 4,678 shares issued pursuant to the Company's Executive Incentive Program, of which 1,276 are restricted shares, and 14,523 shares owned pursuant to the Company's 401(k) plan.

(10) Includes 18,500 shares issuable upon the exercise of currently vested options and 4,780 shares issued pursuant to the Company's Executive Incentive Program, of which 1,300 are restricted shares and 46 shares owned pursuant to the Company's 401(k) Plan.

(11) Includes 13,500 shares issuable upon the exercise of currently vested options.

(12) Includes 20,000 shares issuable upon the exercise of currently vested options, 2,626 shares issued pursuant to the Company's Executive Incentive Program, of which 1,330 are restricted shares, and 320 shares owned pursuant to the Company's 401(k) plan.

(13) Includes 10,650 shares issuable upon the exercise of currently vested options, 22,236 shares issued pursuant to the Company's Executive Incentive Program, of which 1,305 are restricted shares, and 138 shares owned pursuant to the Company's 401(k) plan.

Item 13. Certain Relationships and Related Transactions

     In connection with the merger of Dal-Tile International Inc., Mr. Wellborn entered into an agreement with the Company whereby he agreed to serve as President of Dal-Tile commencing on March 20, 2002 through March 20, 2004. If during the term of the agreement Mr. Wellborn's employment is terminated without cause he would receive his annual salary, currently $400,000, for the remainder of the term plus annual bonuses based on the greater of his target bonus or the average bonus received for the two prior fiscal years. Mr. Wellborn also received 25,000 options to purchase the Company's Common Stock pursuant to this agreement.

     Pursuant to a change in control agreement Mr. Wellborn had with Dal-Tile, Mr. Wellborn received a payment of $2,019,384 in connection with the merger with Mohawk.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) 1. Consolidated Financial Statements

     The Consolidated Financial Statements of Mohawk Industries, Inc. and subsidiaries listed in Item 8 of Part II are incorporated by reference into this item.

     2. Consolidated Financial Statement Schedules

        Schedule I-Condensed Financial Information of Registrant ......... 69
        Schedule II-Consolidated Valuation and Qualifying Accounts ....... 73

     Schedules not listed above have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

     3. Exhibits

     The exhibit number for the exhibit as originally filed is included in parentheses at the end of the description.

  Mohawk
  Exhibit
  Number                            Description
----------                          -----------
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

    *2.4 Agreement and Plan of Merger by and among Mohawk, Durkan Acquisition Corp., Nonpareil Acquisition Corp, Durkan Patterned Carpets, Inc. the shareholders of Durkan Patterned Carpets, Inc. and the shareholders of Nonpareil Dying and Finishing, Inc., dated as of February 26, 1999. (Incorporated herein by reference to Exhibit 2.1 of the Mohawk Registration Statement on Form S-3, Registration No. 333-77231, as filed April 28, 1999.)

    *2.5 Agreement and Plan of Merger by and between Mohawk, Maverick Merger Sub, Inc. and Dal-Tile International Inc., dated as of November 19, 2001. (Incorporated herein by reference to Exhibit
               2.1 of the Mohawk Registration Statement on Form S-4, Registration No. 333-74806, as filed December 7, 2001.)

    *2.6 Amendment No. 1, to the Agreement and Plan of Merger by and between Mohawk, Maverick Merger Sub, Inc. and Dal-Tile International Inc., dated as of January 16, 2002. (Incorporated herein by reference to Exhibit 2.2 of the Mohawk Registration Statement on Form S-4, Registration No. 333-74806, as filed January 17, 2002.)

    *3.1 Restated Certificate of Incorporation of Mohawk, as amended. (Incorporated herein by reference to Exhibit 3.1 in Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

    *3.2 Amended and Restated Bylaws of Mohawk. (Incorporated herein by reference to Exhibit 3.1 of the Mohawk registration Statement on Form S-4, Registration No. 333-74806, as filed February 6, 2002.)

    *4.1 See Article 4 of the Restated Certificate of Incorporation of Mohawk. (Incorporated herein by reference to Exhibit 3.1 in Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

    *4.2 See Articles 2, 6, and 9 of the Amended and Restated Bylaws of Mohawk. (Incorporated herein by reference to Exhibit 3.1 of the Mohawk registration Statement on Form S-4, Registration No. 333-74806, as filed February 6, 2002.)

   *10.1 Lease dated October 15, 1990 between NBD Trust Company of Illinois and Aladdin related to a finished goods distribution warehouse in Romeoville, Illinois. (Incorporated herein by reference to Exhibit 10.28 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

   *10.2 Lease dated October 3, 1994 between Almoda and Aladdin related to a finished goods distribution warehouse in Columbus, Ohio. (Incorporated herein by reference to Exhibit 10.29 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

   *10.3 Lease dated May 1, 1997 between Opus East, LLC and Mohawk concerning a distribution warehouse in Glen Burnie, Maryland. (Incorporated herein by reference to Exhibit 10.8 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

   *10.4 Lease dated September 23, 1996 between West End Road Associates and Mohawk concerning a distribution warehouse in Pompton Plains, New Jersey. (Incorporated herein by reference to Exhibit
               10.10 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

   *10.5 Lease dated November 27, 1996 between CP-Regency Business Park LTD and Aladdin concerning a distribution warehouse in Grand Prairie, Texas. (Incorporated herein by reference to Exhibit
               10.12 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

   *10.6 Lease dated September 1, 1996 between Catellus Development Corp. and Mohawk concerning a distribution warehouse in LaMirada, California. (Incorporated herein by reference to Exhibit 10.11 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

   *10.7 Lease dated October 15, 2000 between Majestic Realty Co. and Principal Life Insurance Company and Aladdin concerning a distribution warehouse in La Mirada, California. (Incorporated herein by reference to Exhibit 10.9 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

   *10.8 Lease dated June 1, 1998 between Intermark USA, Inc. and Aladdin Manufacturing Corporation concerning a warehouse in Kensington, Georgia. (Incorporated herein by reference to Exhibit 10.11 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)

   *10.9 Lease dated February 18, 1999 between Aladdin Manufacturing Corporation and Industrial Developments International Inc. concerning a warehouse in Bolingbrook, Illinois. (Incorporated herein by reference to Exhibit 10.12 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)

   *10.10      Lease dated February 18, 1999 between Mohawk Industries, Inc.
               and Senecca G&H, L.L.C. concerning a warehouse in Miami, Florida. (Incorporated herein by reference to Exhibit 10.13 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)

   *10.11 Lease dated November 28, 2000 between Aladdin Manufacturing Corporation and Lathrop industrial development, LLC a warehouse in Lathrop, California. (Incorporated herein by reference to Exhibit 10.13 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

   *10.12 Lease dated December 3, 1999 between Aladdin Manufacturing Corporation and Ex-Cell Home Fashions, Inc. concerning a plant in Bentonville, Arkansas. (Incorporated herein by reference to Exhibit 10.14 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)

   *10.13 Lease dated April 1, 2000 between Aladdin Manufacturing Corporation and DMK Holdings LLC, concerning a warehouse in Calhoun, Georgia. (Incorporated herein by reference to Exhibit
               10.17 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

   *10.14 Lease dated December 29, 1999 between Aladdin Manufacturing Corporation and Seattle-Tacoma Box Company concerning a warehouse in Kent, Washington. (Incorporated herein by reference to Exhibit 10.18 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

    10.15 Lease dated November 16, 2001 between Aladdin Manufacturing Corporation and Ostow Holdings, L.L.C. concerning a warehouse in Calhoun, Georgia.

    10.16 Lease dated June 27, 2001 between Dal Tile Corporation and Merritt Eli, L.L.C. concerning a warehouse in Baltimore, Maryland.

    10.17 Sublease dated February 3, 1997 between Dal Tile Corporation and KMART Corporation concerning a warehouse in Dallas, Texas.

    10.18 Lease dated August 24, 1996 between Dal Tile Corporation _ and Harry L. Hussmann Jr., Inc., a Texas Corporation concerning a tile manufacturing facility in El Paso, Texas.

    10.19 Lease dated September 30, 1996 between Dal Tile Corporation and Ontario industrial Partners concerning a warehouse in Los Angeles, California.

   *10.20 Fifth Amended and Restated Credit Agreement dated as of November 23, 1999 among Mohawk, Wachovia Bank, N.A., Suntrust Bank, Atlanta and First Union National Bank. (Incorporated herein by reference to Exhibit 10.15 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)

   *10.21 Amended and Restated Series Note Agreement dated as of August 31, 1999 for $85 million of senior notes due September 1, 2005 among Mohawk, John Hancock Mutual Life Insurance Company, John Hancock Variable Life Insurance Company, Investors Partner Life Insurance Company, Principal Life Insurance Company, The Franklin Life Insurance Company and The Prudential Insurance Company of America. (Incorporated herein by reference to Exhibit
               10.2 of Mohawk's Quarterly Report on Form 10-Q for the quarter ended October 2, 1999.)

   *10.22 Amended and Restated Note Purchase Agreement dated as of August 31, 1999 for $100 million senior notes due September 16, 2004 among Mohawk, The Prudential Insurance Company of America, Principal Life Insurance Company, John Hancock Mutual Life Insurance Company, Massachusetts Mutual Life Insurance Company, Alexander Hamilton Life Insurance Company of America and The Franklin Life Insurance Company. (Incorporated herein by reference to Exhibit 10.2 of Mohawk's Quarterly Report on Form 10-Q for the quarter ended October 2, 1999.)

   *10.23 Registration Rights Agreement by and among Mohawk, Citicorp Investments, Inc., ML-Lee Acquisition Fund, L.P. and Certain Management Investors. (Incorporated herein by reference to Exhibit 10.14 of Mohawk's Registration Statement on Form S-1, Registration No. 33-45418.)

   *10.24 Voting Agreement, Consent of Stockholders and Amendment to 1992 Registration Rights Agreement dated December 3, 1993 by and among Aladdin, Mohawk, Citicorp Investments, Inc., ML-Lee Acquisition Fund, L.P., David L. Kolb, Donald G. Mercer, Frank A. Procopio and John D. Swift. (Incorporated herein by reference to Exhibit 10(b) of Mohawk's Registration Statement on Form S-4, Registration No. 33-74220.)

   *10.25 Registration Rights Agreement by and among Mohawk and the former shareholders of Aladdin. (Incorporated herein by reference to Exhibit 10.32 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

   *10.26 Waiver Agreement between Alan S. Lorberbaum and Mohawk dated as of March 23, 1994 to the Registration Rights Agreement dated as of February 25, 1994 between Mohawk and those other persons who are signatories thereto. (Incorporated herein by reference to Exhibit 10.3 of Mohawk's Quarterly Report on Form 10-Q for the quarter ended July 2, 1994.)

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

   *10.28 Receivables Purchase and Sale Agreement dated as of October 25, 2000 by and among Mohawk Carpet Corporation, Mohawk Commercial, Inc., and Durkan Patterned Carpets, Inc. and Mohawk Factoring, Inc. (Incorporated herein by reference to Exhibit 10.28 of Mohawk's Annual Report on Form 10-K for the year ended December 31, 2000)

   *10.29 Credit and Security Agreement dated as of October 25, 2000 by and among Mohawk Factoring, Inc, as borrower, Mohawk Servicing, Inc., as Servicer, Blue Ridge Asset Funding Corporation, The Liquidity Banks and Wachovia Bank, N.A., as Agent. (Incorporated herein by reference to Exhibit 10.29 of Mohawk's Annual Report on Form 10-K for the year ended December 31, 2000)

    10.30 First Amendment to the Credit and Security Agreement dated as of October 25, 2000 by and among Mohawk Factoring, Inc, as borrower, Mohawk Servicing, Inc., as Servicer, Blue Ridge Asset Funding Corporation, The Liquidity Banks and Wachovia Bank, N.A., as Agent.

   *10.31 Interest Rate Swap Agreement dated August 31 2000 by Mohawk Industries, Inc, and First Union National Bank. (Incorporated herein by reference to Exhibit 10.30 of Mohawk's Annual Report on Form 10-K for the year ended December 31, 2000)

    10.32 Bridge Credit Facility among Mohawk Industries Inc., Goldman, Sachs Credit Partners, LP, First Union Securities Inc., and SunTrust Bank dated March 20, 2002.

Exhibits Related to Executive Compensation Plans, Contracts and other
Arrangements:

   *10.33 Mohawk Carpet Corporation Retirement Savings Plan, as amended. (Incorporated herein by reference to Exhibit 10.1 of Mohawk's Registration Statement on Form S-1, Registration No. 33-45418.)

   *10.34 Mohawk Carpet Corporation Supplemental Executive Retirement Plan, as amended. (Incorporated herein by reference to Exhibit 10.2 of Mohawk's Registration Statement on Form S-1, Registration No. 33-45418.)

   *10.35 World Carpets, Inc. Savings and Retirement Plan dated January 1, 1989. (Incorporated herein by reference to Exhibit 10.70 of Mohawk's Annual Report on Form 10-K for the year ended December 31, 1998)

   *10.36 Mohawk Industries, Inc. Employee Stock Purchase Plan together with forms of related Management Investment Agreement, Non-Qualified Stock Option Agreement, and amendments thereto. (Incorporated herein by reference to Exhibit 10.3 of Mohawk's Registration Statement on Form S-1, Registration No. 33-45418.)

   *10.37 Stock Purchase Agreement dated as of December 30, 1988 between Mohawk and Mohasco as supplemented by Supplement to Stock Purchase Agreement dated December 30, 1988. (Incorporated herein by reference to Exhibit 10.4 of Mohawk's Registration Statement on Form S-1, Registration No. 33-45418.)

   *10.38 Securities Purchase and Holders Agreement dated as of December 31, 1988, as amended and restated March 30, 1989, together with amendments thereto and forms of related Non-Qualified Stock Option Agreement and amendments thereto. (Incorporated herein by reference to Exhibit 10.5 of Mohawk's Registration Statement on Form S-1, Registration No.
               33-45418.)

   *10.39 Investment Agreement dated as of March 31, 1989 among Mohawk, Mohawk Carpet, Citicorp Capital Investors Ltd., Citicorp Venture Capital Ltd. and ML-Lee Acquisition Fund, L.P. (Incorporated herein by reference to Exhibit 10.6 of Mohawk's Registration Statement on Form S-1, Registration No. 33-45418.)

   *10.40 Equity Securities Agreement dated March 31, 1989 among Mohawk, ML-Lee Acquisition Fund, L.P. and Citicorp Venture Capital Ltd. (Incorporated herein by reference to Exhibit 10.7 of Mohawk's Registration Statement on Form S-1, Registration No. 33-45418.)

   *10.41 Securities Holders Agreement among Mohawk and Certain Management Investors dated as of March 6, 1992. (Incorporated herein by reference to Exhibit 10.40 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)


   *10.42 Mohawk Industries, Inc. 1992 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.8 of Mohawk's Registration Statement on Form S-1, Registration No. 33-45418.)

   *10.43 Amendment dated July 22, 1993 to the Mohawk Industries, Inc. 1992 Stock Option Plan. (Incorporated herein by reference to
               Exhibit 10.2 in Mohawk's quarterly report on Form 10-Q for the quarter ended July 3, 1993.)

   *10.44 Second Amendment dated February 17, 2000 to the Mohawk Industries, Inc. 1992 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.35 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)

   *10.45 Mohawk Industries, Inc. 1992 Mohawk-Horizon Stock Option Plan. (Incorporated herein by reference to Exhibit 10.15 of Mohawk's Registration Statement on Form S-1, Registration Number 33-53932.)

   *10.46 Amendment dated July 22, 1993 to the Mohawk Industries, Inc. 1992 Mohawk-Horizon Stock Option Plan. (Incorporated herein by reference to Exhibit 10.1 of Mohawk's quarterly report on Form 10-Q for the quarter ended July 3, 1993.)

   *10.47 Second Amendment dated February 17, 2000 to the Mohawk Industries, Inc. 1992 Mohawk-Horizon Stock Option Plan. (Incorporated herein by reference to Exhibit 10.38 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)

   *10.48      Mohawk Industries, Inc. 1993 Stock Option Plan.
               (Incorporated herein by reference to Exhibit 10.39 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.)

   *10.49 First Amendment dated February 17, 2000 to the Mohawk Industries, Inc. 1993 Stock Option Plan. (Incorporated herein by reference to
               Exhibit 10.40 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)

   *10.50 The Mohawk Industries, Inc. Executive Deferred Compensation Plan. (Incorporated herein by reference to Exhibit 10.65 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

   *10.51 The Mohawk Industries, Inc. Management Deferred Compensation Plan. (Incorporated herein by reference to Exhibit 10.66 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

   *10.52      1997 Non-Employee Director Stock Compensation Plan.
               (Incorporated herein by reference to Exhibit10.79 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

   *10.53 1997 Long-Term Incentive Plan. (Incorporated herein by reference to Exhibit 10.80 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

   *10.54 Amendment No. 1 to 1997 Non-Employee Director Stock Compensation Plan. (Incorporated herein by reference to Exhibit 10.74 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)

   *10.55 Amendment and Restated Consulting Agreement between Mohawk Industries, Inc. and David L. Kolb dated January 17, 2001. (Incorporated herein by reference to Exhibit 10.55 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

    10.56 Employment Agreement between Mohawk Industries, Inc., Dal-Tile International Inc. and W. Christopher Wellborn dated March 11, 2002.

   *10.57 Dal-Tile International Inc. 1990 Stock Option Plan, as amended and restated (also known as the 2000 Amended and Restated Stock Option Plan)(Incorporated herein by reference to Appendix B in Dal-Tile International Inc.'s Definitive Proxy Statement for its 2001 Annual Meeting of Stockholders, as filed with the Securities and Exchange Commission on March 27, 2001).

   *10.58 Supply Agreement dated as of December 29, 1999, between Dal-Tile Corporation and Wold Talc Company. (Incorporated herein by reference to Exhibit 10.18 of the Dal-Tile International Inc. Form 10-K for fiscal year 1999.)

    21         Subsidiaries of the Registrant.

    23.1       Independent Auditors' Consent - KPMG LLP.

--------
* Indicates exhibit incorporated by reference.

     (b) Reports on Form 8-K.

     1.  Current Report on Form 8-K: Third quarter earnings press release,

dated October 15, 2001

     2. Current Report on Form 8-K: Announcement of merger with Dal-Tile International Inc. dated November 19, 2001.

     3. Current Report on Form 8-K: Announcement of increase in estimated earnings for the fourth quarter of 2001, dated December 7, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Mohawk Industries, Inc.

Dated: March 20, 2002
                                        By: /s/  JEFFREY S. LORBERBAUM
                                           ------------------------------------
                                                 Jeffrey S. Lorberbaum,
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 20, 2002                       /s/  JEFFREY S. LORBERBAUM
                                     ------------------------------------------
                                                 Jeffrey S. Lorberbaum,
                                        President and Chief Executive Officer
                                           (principal executive officer)


Dated: March 20, 2002                       /s/  JOHN D. SWIFT
                                 -----------------------------------------------
                                                 John D. Swift,
                                 Chief Financial Officer, Vice President-Finance
                                             and Assistant Secretary
                                   (principal financial and accounting officer)


Dated: March 20, 2002                        /s/  DAVID L. KOLB
                                 -----------------------------------------------
                                                 David L. Kolb,
                                              Chairman of the Board

Dated: March 20, 2002                           /s/  LEO BENATAR
                                 -----------------------------------------------
                                                  Leo Benatar,
                                                    Director

Dated: March 20, 2002                     /s/  BRUCE C. BRUCKMANN
                                 -----------------------------------------------
                                               Bruce C. Bruckmann,
                                                    Director

Dated: March 20, 2002                      /s/  JOHN F. FIEDLER
                                 -----------------------------------------------
                                                John F. Fiedler,
                                                    Director

Dated: March 20, 2002                         /s/ S. H. SHARPE
                                 -----------------------------------------------
                                                  S. H. Sharpe
                                                    Director

Dated: March 20, 2002                         /s/ LARRY W. MCCURDY
                                 -----------------------------------------------
                                                Larry W. McCurdy,
                                                    Director

Dated: March 20, 2002                     /s/ ROBERT N. POKELWALDT
                                 -----------------------------------------------
                                              Robert N. Pokelwaldt,
                                                    Director

Dated: March 20, 2002                   /s/ W. CHRISTOPHER WELLBORN
                                 -----------------------------------------------
                                            W. Christopher Wellborn,
                                                    Director

                                                                      SCHEDULE I
                    MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
                 Condensed Financial Information Of Registrant
                            Mohawk Industries, Inc.

                                 Balance Sheets

                           December 31, 2001 and 2000

                      (In thousands, except per share data)



                   ASSETS                                    2001       2000
                                                         ----------  ---------
Current assets - intercompany receivable...............  $      --     207,134
Investment in subsidiaries.............................   1,071,755    883,163
                                                         ----------  ---------
                                                         $1,071,755  1,090,297

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Intercompay payable...................................  $      105         --
 Current portion of long-term debt.....................      30,873     30,878
Long-term debt, less current portion...................      92,226    305,059
                                                         ----------  ---------
     Total liabilities.................................     123,204    335,937
                                                         ==========  =========

Stockholders' equity:
Preferred stock, $.01 per value; 60 shares authorized;
 no shares issued......................................          --         --
Common stock, $.01 par value; 150,000 shares
 authorized; 61,408 and 60,638 shares issued in 2001
 and 2000, respectively................................         614        608
Addition paid-in capital...............................     197,247    183,303
Retained earning.......................................     947,123    758,531
     Accumulated other comprehensive loss..............      (2,837)        --
                                                         ----------  ---------
                                                          1,142,147    942,442
  Less treasury stock at cost; 8,715 and 8,538 shares
   in 2001 and 2000, respectively......................     193,596    188,082
                                                         ----------  ---------
     Total stockholders' equity........................     948,551    754,360
                                                         ----------  ---------
                                                         $1,071,755  1,090,297
                                                         ==========  =========




    See accompanying notes to condensed financial information of registrant.

                                                                      SCHEDULE I
                                                                     (continued)


                    MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
                  Condensed Financial Information Of Registrant
                            Mohawk Industries, Inc.

                             Statements of Earnings

                  Years Ended December 31, 2001, 2000 and 1999

                                 (In thousands)

                                                                             2001             2000           1998
                                                                           --------         -------        -------
Dividend income from subsidiaries..................................        $208,250         200,155        157,239
Interest expense...................................................          19,658          37,556              -
                                                                           --------         -------        -------
Equity in earnings of subsidiaries.................................         188,592         162,599        157,239
                                                                           --------         -------        -------
    Net earnings...................................................        $188,592         162,599        157,239
                                                                           ========         =======        =======




    See accompanying notes to condensed financial information of registrant.

                                                                      SCHEDULE I
                                                                     (continued)

                    MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
                  Condensed Financial Information Of Registrant
                             Mohawk Industries, Inc.

                            Statements of Cash Flows

                  Years Ended December 31, 2001, 2000 and 1999

                                 (In thousands)

                                                                            2001          2000           1999
                                                                         ----------    ----------    ----------
Cash flows from operating activities:
    Net earnings .....................................................   $  188,592       162,599       157,239
    Adjustments to reconcile net earnings to net cash (used in)
     provided by operating activities:
       Equity in earnings of subsidiaries ............................     (188,592)     (162,599)     (157,239)
       Tax benefit from exercise of stock options ....................        4,847           914           216
       Decrease (increase) in intercompany receivable ................      207,047       302,845      (451,075)
                                                                         ----------    ----------    ----------
       Net cash (used in) provided by operating activities ...........      211,894       303,759      (450,859)
                                                                         ----------    ----------    ----------
Cash flows from financing activities:
    Net change in revolving line of credit ...........................     (181,964)     (168,595)      384,452
    Net (payments) proceeds from term loans ..........................      (30,874)      (30,872)      150,952
    Stock options exercised ..........................................        9,103         2,397         1,391
    Purchase of treasury stock .......................................       (8,159)     (106,689)      (85,936)
                                                                         ----------    ----------    ----------
       Net cash (used in) provided by financing activities............     (211,894)     (303,759)      450,859
                                                                         ----------    ----------    ----------
         Net change in cash ..........................................            -             -             -
Cash, beginning of year ..............................................            -             -             -
                                                                         ----------    ----------    ----------
Cash, end of year.....................................................   $        -             -             -
                                                                         ==========    ==========    ==========

    See accompanying notes to condensed financial information of registrant.

                                                                      SCHEDULE I
                                                                     (continued)

                    MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
             Notes to Condensed Financial Information Of Registrant
                             Mohawk Industries, Inc.

                        December 31, 2001, 2000 and 1999

                      (In thousands, except per share data)

(1)  Long-Term Debt

The Company's revolving credit agreement provides for an interest rate of either
(i) LIBOR plus 0.2% to 0.5%, depending upon the Company's performance measured against certain financial ratios, or (ii) the prime rate less 1.0% and has a termination date of January 28, 2004. At December 31, 2001, the Company had credit facilities of $450,000 under its revolving credit line and $70,000 under various short-term uncommitted credit lines. At December 31, 2001, a total of $448,933 was unused under these lines. All of these lines are unsecured. The credit agreement contains customary financial and other covenants. The Company must pay an annual facility fee ranging from .0015 to .0025 of the total credit commitment, depending upon the Company's performance measured against specific coverage ratios, under the revolving credit line.

The Company uses an interest rate swap contract to adjust the proportion of total debt that is subject to variable interest rates as compared to fixed interest rates. Under an interest rate swap contract, the Company agrees to pay an amount equal to a fixed-rate of interest times a notional principal amount, and to receive in return an amount equal to a specified variable-rate of interest times the same notional principal amount of $100,000. The notional amounts of the contracts are not exchanged, and no other cash payments are made. The contract fair value is reflected on the balance sheet and related gains or losses are deferred in other comprehensive income. These deferred gains and losses are recognized in income as an adjustment to interest expense over the same period in which the related interest payments being hedged are recognized in income. However, to the extent that any of these contracts are not considered to be 100% effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of these contracts is immediately recognized in income. As of December 31, 2001, the Company had an interest rate swap agreement outstanding for a notional amount of $100,000, which will be in effect until January 3, 2006. Under the terms of the swap agreement, the Company pays a fixed interest rate of
5.82 %. As of December 31, 2001, the cumulative loss and fair value of the swap agreement was $4,503 or $2,837, net of applicable income taxes.

     Long-term debt consists of the following:

                                                                                2001           2000
                                                                             ----------     ----------
      Revolving line of credit, due January 28, 2004 .....................   $   33,893        215,857
      8.46% senior notes, payable in annual principal installments beginning in 1998, due September 16, 2004, interest payable
       quarterly .........................................................       42,857         57,143
      7.14%-7.23% senior notes, payable in annual principal
       installments beginning in 1997, due September 1, 2005,
       interest payable semiannually .....................................       37,778         47,222
      8.48% term loans, payable in annual principal installments,
       due October 26, 2002, interest payable quarterly ..................        5,714         11,429
      7.58% senior notes, payable in annual principal installments beginning in 1997, due July 30, 2003, interest payable
       semiannually ......................................................        2,857          4,286
                                                                             ----------     ----------
              Total long-term debt .......................................      123,099        335,937
      Less current portion ...............................................       30,873         30,878
                                                                             ----------     ----------
              Long-term debt, excluding current portion ..................   $   92,226        305,059
                                                                             ==========     ==========

      The aggregate maturities of long-term debt as of December 31, 2001 are as follows:

      2002 ...............................................................   $  30,873
      2003 ...............................................................      25,159
      2004 ...............................................................      57,623
      2005 ...............................................................       9,444
                                                                             ---------
                                                                             $ 123,099
                                                                             =========

(2)   Dividends

The dividends paid to Mohawk by its consolidated subsidiaries were $208,250, $200,155 and $157,239 for 2001, 2000 and 1999, respectively.

                                                                     SCHEDULE II

                    MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

                 Consolidated Valuation and Qualifying Accounts

                  Years Ended December 31, 2001, 2000 and 1999

                                 (In thousands)

                                                                        Additions
                                                          Balance at    charged to                       Balance
                                                          beginning     costs and                        at end
               Description                                 of year       expenses      Deductions(1)     of year
               -----------                                ----------    ----------     -------------    ---------
Year ended December 31, 1999:
   Allowance for doubtful accounts - trade .............  $   23,010        15,804             4,710       34,104
   Provision for cash discounts ........................      10,487        75,155            76,680        8,962
   Provision for claims and allowances .................      24,736       123,515           120,838       27,413
                                                          ----------    ----------     -------------    ---------
        Total ..........................................  $   58,233       214,474           202,228       70,479
                                                          ==========    ==========     =============    =========

Year ended December 31, 2000:
   Allowance for doubtful accounts - trade .............  $   34,104        15,717            10,968       38,853
   Provision for cash discounts ........................       8,962        81,872            78,641       12,193
   Provision for claims and allowances .................      27,413       138,815           138,916       27,312
                                                          ----------    ----------     -------------    ---------
      Total ............................................  $   70,479       236,404           228,525       78,358
                                                          ==========    ==========     =============    =========

Year ended December 31, 2001:
   Allowance for doubtful accounts - trade .............  $   38,853        12,048             9,608       41,293
   Provision for cash discounts ........................      12,193        80,145            80,264       12,074
   Provision for claims and allowances .................      27,312       153,634           154,932       26,014
                                                          ----------    ----------     -------------    ---------
     Total..............................................  $   78,358       245,827           244,804       79,381
                                                          ==========    ==========     =============    =========

---------------
(1) Represents charge offs, net of recoveries, to the reserves.

                                 EXHIBIT INDEX

  Mohawk
  Exhibit
  Number                            Description
----------                          -----------
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

    *2.4 Agreement and Plan of Merger by and among Mohawk, Durkan Acquisition Corp., Nonpareil Acquisition Corp, Durkan Patterned Carpets, Inc. the shareholders of Durkan Patterned Carpets, Inc. and the shareholders of Nonpareil Dying and Finishing, Inc., dated as of February 26, 1999. (Incorporated herein by reference to Exhibit 2.1 of the Mohawk Registration Statement on Form S-3, Registration No. 333-77231, as filed April 28, 1999.)

    *2.5 Agreement and Plan of Merger by and between Mohawk, Maverick Merger Sub, Inc. and Dal-Tile International Inc., dated as of November 19, 2001. (Incorporated herein by reference to Exhibit
               2.1 of the Mohawk Registration Statement on Form S-4, Registration No. 333-74806, as filed December 7, 2001.)

    *2.6 Amendment No. 1, to the Agreement and Plan of Merger by and between Mohawk, Maverick Merger Sub, Inc. and Dal-Tile International Inc., dated as of January 16, 2002. (Incorporated herein by reference to Exhibit 2.2 of the Mohawk Registration Statement on Form S-4, Registration No. 333-74806, as filed January 17, 2002.)

    *3.1 Restated Certificate of Incorporation of Mohawk, as amended. (Incorporated herein by reference to Exhibit 3.1 in Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

    *3.2 Amended and Restated Bylaws of Mohawk. (Incorporated herein by reference to Exhibit 3.1 of the Mohawk registration Statement on Form S-4, Registration No. 333-74806, as filed February 6, 2002.)

    *4.1 See Article 4 of the Restated Certificate of Incorporation of Mohawk. (Incorporated herein by reference to Exhibit 3.1 in Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

    *4.2 See Articles 2, 6, and 9 of the Amended and Restated Bylaws of Mohawk. (Incorporated herein by reference to Exhibit 3.1 of the Mohawk registration Statement on Form S-4, Registration No. 333-74806, as filed February 6, 2002.)

   *10.1 Lease dated October 15, 1990 between NBD Trust Company of Illinois and Aladdin related to a finished goods distribution warehouse in Romeoville, Illinois. (Incorporated herein by reference to Exhibit 10.28 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

*10.2 Lease dated October 3, 1994 between Almoda and Aladdin related to a finished goods distribution warehouse in Columbus, Ohio. (Incorporated herein by reference to Exhibit 10.29 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

*10.3 Lease dated May 1, 1997 between Opus East, LLC and Mohawk concerning a distribution warehouse in Glen Burnie, Maryland. (Incorporated herein by reference to Exhibit 10.8 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

*10.4 Lease dated September 23, 1996 between West End Road Associates and Mohawk concerning a distribution warehouse in Pompton Plains, New Jersey. (Incorporated herein by reference to Exhibit
            10.10 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

*10.5 Lease dated November 27, 1996 between CP-Regency Business Park LTD and Aladdin concerning a distribution warehouse in Grand Prairie, Texas. (Incorporated herein by reference to Exhibit
            10.12 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

*10.6 Lease dated September 1, 1996 between Catellus Development Corp. and Mohawk concerning a distribution warehouse in LaMirada, California. (Incorporated herein by reference to Exhibit 10.11 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

*10.7 Lease dated October 15, 2000 between Majestic Realty Co. and Principal Life Insurance Company and Aladdin concerning a distribution warehouse in La Mirada, California. (Incorporated herein by reference to Exhibit 10.9 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

*10.8 Lease dated June 1, 1998 between Intermark USA, Inc. and Aladdin Manufacturing Corporation concerning a warehouse in Kensington, Georgia. (Incorporated herein by reference to Exhibit 10.11 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)

*10.9 Lease dated February 18, 1999 between Aladdin Manufacturing Corporation and Industrial Developments International Inc. concerning a warehouse in Bolingbrook, Illinois. (Incorporated herein by reference to Exhibit 10.12 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)

*10.10      Lease dated February 18, 1999 between Mohawk Industries, Inc.
            and Senecca G&H, L.L.C. concerning a warehouse in Miami, Florida. (Incorporated herein by reference to Exhibit 10.13 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)

*10.11 Lease dated November 28, 2000 between Aladdin Manufacturing Corporation and Lathrop industrial development, LLC a warehouse in Lathrop, California. (Incorporated herein by reference to Exhibit 10.13 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

*10.12 Lease dated December 3, 1999 between Aladdin Manufacturing Corporation and Ex-Cell Home Fashions, Inc. concerning a plant in Bentonville, Arkansas. (Incorporated herein by reference to Exhibit 10.14 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)

*10.13 Lease dated April 1, 2000 between Aladdin Manufacturing Corporation and DMK Holdings LLC, concerning a warehouse in Calhoun, Georgia. (Incorporated herein by reference to

            Exhibit 10.17 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

*10.14 Lease dated December 29, 1999 between Aladdin Manufacturing Corporation and Seattle-Tacoma Box Company concerning a warehouse in Kent, Washington. (Incorporated herein by reference to Exhibit 10.18 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

 10.15 Lease dated November 16, 2001 between Aladdin Manufacturing Corporation and Ostow Holdings, L.L.C. concerning a warehouse in Calhoun, Georgia.

 10.16 Lease dated June 27, 2001 between Dal Tile Corporation and Merritt Eli, L.L.C. concerning a warehouse in Baltimore, Maryland.

 10.17 Sublease dated February 3, 1997 between Dal Tile Corporation and KMART Corporation concerning a warehouse in Dallas, Texas.

 10.18 Lease dated August 24, 1996 between Dal Tile Corporation _ and Harry L. Hussmann Jr., Inc., a Texas Corporation concerning a tile manufacturing facility in El Paso, Texas.

 10.19 Lease dated September 30, 1996 between Dal Tile Corporation and Ontario industrial Partners concerning a warehouse in Los Angeles, California.

*10.20 Fifth Amended and Restated Credit Agreement dated as of November 23, 1999 among Mohawk, Wachovia Bank, N.A., Suntrust Bank, Atlanta and First Union National Bank. (Incorporated herein by reference to Exhibit 10.15 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)

*10.21 Amended and Restated Series Note Agreement dated as of August 31, 1999 for $85 million of senior notes due September 1, 2005 among Mohawk, John Hancock Mutual Life Insurance Company, John Hancock Variable Life Insurance Company, Investors Partner Life Insurance Company, Principal Life Insurance Company, The Franklin Life Insurance Company and The Prudential Insurance Company of America. (Incorporated herein by reference to Exhibit
            10.2 of Mohawk's Quarterly Report on Form 10-Q for the quarter ended October 2, 1999.)

*10.22 Amended and Restated Note Purchase Agreement dated as of August 31, 1999 for $100 million senior notes due September 16, 2004 among Mohawk, The Prudential Insurance Company of America, Principal Life Insurance Company, John Hancock Mutual Life Insurance Company, Massachusetts Mutual Life Insurance Company, Alexander Hamilton Life Insurance Company of America and The Franklin Life Insurance Company. (Incorporated herein by reference to Exhibit 10.2 of Mohawk's Quarterly Report on Form 10-Q for the quarter ended October 2, 1999.)

*10.23 Registration Rights Agreement by and among Mohawk, Citicorp Investments, Inc., ML-Lee Acquisition Fund, L.P. and Certain Management Investors. (Incorporated herein by reference to Exhibit 10.14 of Mohawk's Registration Statement on Form S-1, Registration No. 33-45418.)

*10.24 Voting Agreement, Consent of Stockholders and Amendment to 1992 Registration Rights Agreement dated December 3, 1993 by and among Aladdin, Mohawk, Citicorp Investments, Inc., ML-Lee Acquisition Fund, L.P., David L. Kolb, Donald G. Mercer, Frank A. Procopio and John D. Swift. (Incorporated herein by reference to Exhibit 10(b) of Mohawk's Registration Statement on Form S-4, Registration No. 33-74220.)

   *10.25 Registration Rights Agreement by and among Mohawk and the former shareholders of Aladdin. (Incorporated herein by reference to Exhibit 10.32 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

   *10.26 Waiver Agreement between Alan S. Lorberbaum and Mohawk dated as of March 23, 1994 to the Registration Rights Agreement dated as of February 25, 1994 between Mohawk and those other persons who are signatories thereto. (Incorporated herein by reference to Exhibit 10.3 of Mohawk's Quarterly Report on Form 10-Q for the quarter ended July 2, 1994.)

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

   *10.28 Receivables Purchase and Sale Agreement dated as of October 25, 2000 by and among Mohawk Carpet Corporation, Mohawk Commercial, Inc., and Durkan Patterned Carpets, Inc. and Mohawk Factoring, Inc. (Incorporated herein by reference to Exhibit 10.28 of Mohawk's Annual Report on Form 10-K for the year ended December 31, 2000)

   *10.29 Credit and Security Agreement dated as of October 25, 2000 by and among Mohawk Factoring, Inc, as borrower, Mohawk Servicing, Inc., as Servicer, Blue Ridge Asset Funding Corporation, The Liquidity Banks and Wachovia Bank, N.A., as Agent. (Incorporated herein by reference to Exhibit 10.29 of Mohawk's Annual Report on Form 10-K for the year ended December 31, 2000)

    10.30 First Amendment to the Credit and Security Agreement dated as of October 25, 2000 by and among Mohawk Factoring, Inc, as borrower, Mohawk Servicing, Inc., as Servicer, Blue Ridge Asset Funding Corporation, The Liquidity Banks and Wachovia Bank, N.A., as Agent.

   *10.31 Interest Rate Swap Agreement dated August 31 2000 by Mohawk Industries, Inc, and First Union National Bank. (Incorporated herein by reference to Exhibit 10.30 of Mohawk's Annual Report on Form 10-K for the year ended December 31, 2000)

    10.32 Bridge Credit Facility among Mohawk Industries Inc., Goldman, Sachs Credit Partners, LP, First Union Securities Inc., and SunTrust Bank dated March 20, 2002.

Exhibits Related to Executive Compensation Plans, Contracts and other
Arrangements:

   *10.33 Mohawk Carpet Corporation Retirement Savings Plan, as amended. (Incorporated herein by reference to Exhibit 10.1 of Mohawk's Registration Statement on Form S-1, Registration No. 33-45418.)

   *10.34 Mohawk Carpet Corporation Supplemental Executive Retirement Plan, as amended. (Incorporated herein by reference to Exhibit 10.2 of Mohawk's Registration Statement on Form S-1, Registration No. 33-45418.)

   *10.35 World Carpets, Inc. Savings and Retirement Plan dated January 1, 1989. (Incorporated herein by reference to Exhibit 10.70 of Mohawk's Annual Report on Form 10-K for the year ended December 31, 1998)

   *10.36 Mohawk Industries, Inc. Employee Stock Purchase Plan together with forms of related Management Investment Agreement, Non-Qualified Stock Option Agreement, and amendments thereto. (Incorporated herein by reference to Exhibit
               10.3 of Mohawk's Registration Statement on Form S-1, Registration No. 33-45418.)

   *10.37 Stock Purchase Agreement dated as of December 30, 1988 between Mohawk and Mohasco as supplemented by Supplement to Stock Purchase Agreement dated December 30, 1988. (Incorporated herein by reference to Exhibit 10.4 of Mohawk's Registration Statement on Form S-1, Registration No. 33-45418.)

   *10.38 Securities Purchase and Holders Agreement dated as of December 31, 1988, as amended and restated March 30, 1989, together with amendments thereto and forms of related Non-Qualified Stock Option Agreement and amendments thereto. (Incorporated herein by reference to Exhibit 10.5 of Mohawk's Registration Statement on Form S-1, Registration No.
               33-45418.)

   *10.39 Investment Agreement dated as of March 31, 1989 among Mohawk, Mohawk Carpet, Citicorp Capital Investors Ltd., Citicorp Venture Capital Ltd. and ML-Lee Acquisition Fund, L.P. (Incorporated herein by reference to Exhibit 10.6 of Mohawk's Registration Statement on Form S-1, Registration No. 33-45418.)

   *10.40 Equity Securities Agreement dated March 31, 1989 among Mohawk, ML-Lee Acquisition Fund, L.P. and Citicorp Venture Capital Ltd. (Incorporated herein by reference to Exhibit 10.7 of Mohawk's Registration Statement on Form S-1, Registration No. 33-45418.)

   *10.41 Securities Holders Agreement among Mohawk and Certain Management Investors dated as of March 6, 1992. (Incorporated herein by reference to Exhibit 10.40 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)


   *10.42 Mohawk Industries, Inc. 1992 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.8 of Mohawk's Registration Statement on Form S-1, Registration No. 33-45418.)

   *10.43 Amendment dated July 22, 1993 to the Mohawk Industries, Inc. 1992 Stock Option Plan. (Incorporated herein by reference to
               Exhibit 10.2 in Mohawk's quarterly report on Form 10-Q for the quarter ended July 3, 1993.)

   *10.44 Second Amendment dated February 17, 2000 to the Mohawk Industries, Inc. 1992 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.35 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)

   *10.45 Mohawk Industries, Inc. 1992 Mohawk-Horizon Stock Option Plan. (Incorporated herein by reference to Exhibit 10.15 of Mohawk's Registration Statement on Form S-1, Registration Number 33-53932.)

   *10.46 Amendment dated July 22, 1993 to the Mohawk Industries, Inc. 1992 Mohawk-Horizon Stock Option Plan. (Incorporated herein by reference to Exhibit 10.1 of Mohawk's quarterly report on Form 10-Q for the quarter ended July 3, 1993.)

   *10.47 Second Amendment dated February 17, 2000 to the Mohawk Industries, Inc. 1992 Mohawk-Horizon Stock Option Plan. (Incorporated herein by reference to Exhibit 10.38 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)

   *10.48      Mohawk Industries, Inc. 1993 Stock Option Plan.
               (Incorporated herein by reference to Exhibit 10.39 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.)

  *10.49 First Amendment dated February 17, 2000 to the Mohawk Industries, Inc. 1993 Stock Option Plan. (Incorporated herein by reference to
               Exhibit 10.40 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)

   *10.50 The Mohawk Industries, Inc. Executive Deferred Compensation Plan. (Incorporated herein by reference to Exhibit 10.65 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

   *10.51 The Mohawk Industries, Inc. Management Deferred Compensation Plan. (Incorporated herein by reference to Exhibit 10.66 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

   *10.52      1997 Non-Employee Director Stock Compensation Plan.
               (Incorporated herein by reference to Exhibit10.79 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

   *10.53 1997 Long-Term Incentive Plan. (Incorporated herein by reference to Exhibit 10.80 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

   *10.54 Amendment No. 1 to 1997 Non-Employee Director Stock Compensation Plan. (Incorporated herein by reference to Exhibit 10.74 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)

   *10.55 Amendment and Restated Consulting Agreement between Mohawk Industries, Inc. and David L. Kolb dated January 17, 2001. (Incorporated herein by reference to Exhibit 10.55 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

    10.56 Employment Agreement between Mohawk Industries, Inc., Dal-Tile International Inc. and W. Christopher Wellborn dated March 11, 2002.

   *10.57 Dal-Tile International Inc. 1990 Stock Option Plan, as amended and restated (also known as the 2000 Amended and Restated Stock Option Plan)(Incorporated herein by reference to Appendix B in Dal-Tile International Inc.'s Definitive Proxy Statement for its 2001 Annual Meeting of Stockholders, as filed with the Securities and Exchange Commission on March 27, 2001).

   *10.58 Supply Agreement dated as of December 29, 1999, between Dal-Tile Corporation and Wold Talc Company. (Incorporated herein by reference to Exhibit 10.18 of the Dal-Tile International Inc. Form 10-K for fiscal year 1999.)

    21         Subsidiaries of the Registrant.

    23.1       Independent Auditors' Consent - KPMG LLP.

--------
* Indicates exhibit incorporated by reference.