Form 10-Q
period 2002-03-30
MOHAWK INDUSTRIES INC
filed 2002-05-06
CIK 851968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[Mark One]
☒ QUARTERLY	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 30, 2002

OR

☐ TRANSITION	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                to

Commission File Number: 01-19826

MOHAWK INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-1604305
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 12069 160 S. Industrial Blvd. Calhoun, Georgia	30701
(Address of principal executive offices)	(Zip Code)

(706) 629-7721
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

The number of shares outstanding of the issuer’s classes of capital stock, as of May 3, 2002, the latest practicable date, is as follows: 67,437,588 shares of Common Stock, $.01 par value.

MOHAWK INDUSTRIES, INC.

PART I.    FINANCIAL INFORMATION

ITEM I.    FINANCIAL STATEMENTS

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
(In thousands)
(Unaudited)

	March 30, 2002	December 31, 2001
Current assets:
Receivables	$619,270	404,875
Inventories	699,789	531,405
Prepaid expenses	31,657	24,884
Deferred income taxes	70,058	70,058

Total current assets	1,420,774	1,031,222

Property, plant and equipment, at cost	1,494,892	1,277,719
Less accumulated depreciation and amortization	657,725	658,016

Net property, plant and equipment	837,167	619,703

Goodwill	1,277,453	109,167
Other intangible assets	146,996	—
Other assets	14,649	8,393

Total assets	$3,697,039	1,768,485

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	March 30, 2002	December 31, 2001
Current liabilities:
Current portion of long-term debt	$253,366	158,366
Accounts payable and accrued expenses	585,840	423,495

Total current liabilities	839,206	581,861
Deferred income taxes	165,606	84,955
Long-term debt, less current portion	897,831	150,067
Other long-term liabilities	6,649	3,051

Total liabilities	1,909,292	819,934

Stockholders’ equity:
Preferred stock, $.01 par value; 60 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 150,000 shares authorized; 76,068 and 61,408 shares issued in 2002 and 2001, respectively	761	614
Additional paid-in capital	992,383	197,247
Retained earnings	990,334	947,123
Accumulated other comprehensive loss	(2,135)	(2,837)

	1,981,343	1,142,147
Less treasury stock at cost; 8,715 shares in 2002 and 2001, respectively	193,596	193,596

Total stockholders’ equity	1,787,747	948,551

Total liabilities and stockholders’ equity	$3,697,039	1,768,485

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 30, 2002	March 31, 2001
Net sales	$866,710	777,339
Cost of sales	652,115	600,017

Gross profit	214,595	177,322
Selling, general and administrative expenses	140,327	123,717

Operating income	74,268	53,605

Other expense (income):
Interest expense	6,524	8,952
Other expense	224	1,788
Other income	(1,067)	(319)

	5,681	10,421

Earnings before income taxes	68,587	43,184
Income taxes	25,377	15,978

Net earnings	$43,210	27,206

Basic earnings per share	$0.80	0.52

Weighted-average common shares outstanding	54,256	52,361

Diluted earnings per share	$0.77	0.51

Weighted-average common and dilutive potential common shares outstanding	55,956	52,970

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Three Months Ended
	March 30, 2002	March 31, 2001
Cash flows from operating activities:
Net earnings	$43,210	27,206
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	21,608	20,943
Tax benefit on exercise of stock options	1,610	778
Loss on disposal of property, plant and equipment	2,025	89
Changes in operating assets and liabilities, net of effects of acquisition:
Receivables	(38,113)	(30,233)
Inventories	(36,996)	(46,713)
Accounts payable and accrued expenses	68,255	55,397
Other assets and prepaid expenses	1,273	4,708
Other liabilities	(1,162)	25

Net cash provided by operating activities	61,710	32,200

Cash flows from investing activities:
Additions to property, plant and equipment, net	(16,028)	(11,697)
Acquisition, net of cash acquired	(717,638)	—

Net cash used in investing activities	(733,666)	(11,697)

Cash flows from financing activities:
Net change in revolving line of credit	148,182	13,172
Proceeds from bridge credit facility	600,000	—
Net change in asset securitization	20,000	(20,729)
Redemption of acquisition indebtedness	(127,564)	—
Redemption of IRBs and other, net	(418)	(326)
Change in outstanding checks in excess of cash	(9,621)	(9,308)
Acquisition of treasury stock	—	(4,968)
Common stock transactions	41,377	1,656

Net cash provided by (used in) financing activities	671,956	(20,503)

Net change in cash	$—	—

Net cash paid during the period for:
Interest (net of amount capitalized)	$4,866	10,681

Income taxes	$10,830	1,939

Supplemental schedule of non-cash investing and financing activities:
Fair value of assets acquired in acquisition	$1,865,225	—
Cash paid in acquisition	(717,638)	—
Issuance of common stock in acquisition	(750,687)	—

Liabilities assumed in acquisition	$396,900	—

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)
(Unaudited)

1.	Interim reporting

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2001 Annual Report filed on Form 10-K, as filed with the Securities and Exchange Commission, which includes consolidated financial statements for the fiscal year ended December 31, 2001.

2.	Acquisitions

On March 20, 2002, the Company acquired all of the outstanding capital stock of Dal-Tile International Inc., (“Dal-Tile”) a leading manufacturer and distributor of ceramic tile in the United States, for approximately $1,468,325, consisting of approximately 12,900 shares of the Company’s common stock, options to purchase approximately 2,100 shares of the Company’s common stock and approximately $717,638 in cash, including direct acquisition costs. The Company’s common stock and options were valued at approximately $750,687 based on the measurement date stock price of $55.04 per share ($710,420) and the estimated fair value of the options using the Black-Scholes option-pricing model ($40,267). The acquisition has been accounted for by the purchase method and, accordingly, the results of operations of Dal-Tile have been included in the Company’s consolidated financial statements from March 20, 2002. The purchase price has been allocated to the assets acquired and liabilities assumed based upon the estimated fair values at the date of acquisition. The trademark value was established based upon an independent appraisal and the valuation of certain other acquired balances are pending final determination. The excess of the purchase price over the fair value of the net identifiable assets acquired of approximately $1,168,286 was recorded as goodwill. None of the goodwill is expected to be deductible for tax purposes. The primary reasons for the acquisition included:

•	the ability to combine Mohawk’s current efforts in the hard-flooring business with Dal-Tile’s larger, more established ceramic tile and natural stone business;

•	the opportunity to use Mohawk and Dal-Tile’s existing distribution channels to increase sales of both carpets and hard floorcoverings;

•	the potential to further develop Mohawk’s various brands and increase sales by distributing its products through Dal-Tile’s distribution network;

•	the potential to reduce overhead and other costs by adding Dal-Tile’s distribution network to Mohawk’s logistical and distribution system;

•	the potential to reduce manufacturing costs and increase quality by identifying manufacturing best practices; and

•	the potential to reduce general, administrative, overhead and other miscellaneous costs by spreading fixed costs over a larger business.

Mohawk considered whether identifiable intangible assets, such as customer relationships, patents, covenants not to compete, software, production backlog, marketing agreements, unpatented technology and trade secrets, might exist and none were identified other than trademarks, during the purchase price negotiations and during the subsequent purchase price allocation evaluation. Accordingly, the valuation resulted in the recognition of goodwill.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), goodwill recorded in the Dal-Tile acquisition will not be amortized. Additionally, the Company determined that the trademark intangible asset has an indefinite useful life because it is expected to generate cash flows indefinitely. Goodwill and the trademark intangible asset will be subject to annual impairment testing.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)
(Unaudited)

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

March 20, 2002
Current assets	$ 322,042
Property, plant and equipment	223,267
Goodwill	1,168,286
Intangible assets-trademarks	146,996
Other assets	4,634

Total assets acquired	1,865,225

Current liabilities	132,124
Long-term debt	181,300
Other liabilities	83,476

Total liabilities assumed	396,900

Net assets acquired	$1,468,325

The following unaudited pro forma financial information presents the combined results of operations of Mohawk and Dal-Tile as if the acquisition had occurred at the beginning of 2002 and 2001, after giving effect to certain adjustments, including increased interest expense on debt related to the acquisition, the elimination of goodwill amortization and related income tax effects. The pro forma information does not necessarily reflect the results of operations that would have occurred had Mohawk and Dal-Tile constituted a single entity during such periods. The following table discloses the results for the three months ended:

	March 30, 2002	March 31, 2001
Net sales	$1,102,754	1,024,696
Net earnings	$53,567	37,921
Basic earnings per share	$0.80	0.57
Diluted earnings per share	$0.78	0.56

3.    Receivables

Receivables are as follows:

	March 30, 2002	December 31, 2001
Customers, trade	$645,889	479,219
Other	49,319	5,037

	695,208	484,256
Less allowance for discounts, returns, claims and doubtful accounts	75,938	79,381

Net receivables	$619,270	404,875

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)
(Unaudited)

4.    Inventories

The components of inventories are as follows:

	March 30, 2002	December 31, 2001
Finished goods	$442,432	287,525
Work in process	78,228	68,088
Raw materials	179,129	175,792

Total inventories	$699,789	531,405

5.    Goodwill and other intangible assets

Effective January 1, 2002, the Company adopted SFAS No. 142 which requires the Company to evaluate its goodwill on an annual basis for impairment. Furthermore, any goodwill that was acquired in a purchase business combination completed after June 30, 2001 will not be amortized. Goodwill that was acquired in business combinations completed before July 1, 2001 is no longer being amortized. The Company has two reportable segments, the Carpet and Rug segment and the Ceramic Tile segment, and accordingly, has assigned the acquired goodwill to the respective reporting units. As of January 1, 2002, prior to the Dal-Tile acquisition, the Company tested its goodwill for impairment and determined that there was no impairment. The Company expects to evaluate goodwill for impairment during the fourth quarter on an annual basis.

The following table discloses the Company’s earnings, assuming it excluded goodwill amortization for the three months ended:

	March 30, 2002	March 31, 2001
Net earnings	$43,210	27,206
Add back: Goodwill amortization, net of income taxes	—	505

Adjusted net earnings	$43,210	27,711

Basic earnings per share:
Net earnings	$0.80	0.52
Add back: Goodwill amortization, net of income taxes	—	0.01

Adjusted net earnings	$0.80	0.53

Diluted earnings per share:
Net earnings	$0.77	0.51
Add back: Goodwill amortization, net of income taxes	—	0.01

Adjusted net earnings	$0.77	0.52

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)
(Unaudited)

6.    Accounts payable and accrued expenses

Accounts payable and accrued expenses are as follows:

	March 30, 2002	December 31, 2001
Outstanding checks in excess of cash	$36,997	45,012
Accounts payable, trade	263,538	171,620
Accrued expenses	207,694	132,944
Accrued compensation	77,611	73,919

Total accounts payable and accrued expenses	$585,840	423,495

7.    Derivative financial instruments

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities (“SFAS No.133”) and its amendments, which require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in its fair value are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company engages in activities that expose it to market risks, including the effects of changes in interest rates and changes in natural gas prices. Financial exposures are managed as an integral part of the Company’s risk management program, which seeks to reduce the potentially adverse effect that the volatility of the interest rate and natural gas markets may have on operating results. The Company does not regularly engage in speculative transactions, nor does it regularly hold or issue financial instruments for trading purposes. There was no impact on the consolidated financial statements upon adoption of SFAS No.133.

The Company maintains an interest rate risk management strategy that uses interest rate swaps to minimize significant, unanticipated earnings fluctuations caused by volatility in interest rates. In addition the company maintains a natural gas pricing strategy to minimize significant fluctuations in earnings caused by the volatility of natural gas prices. The Company formally documents all hedging instruments and hedging items, as well as its risk management objective and strategy for undertaking hedged items. This process includes linking all derivatives that are designated as fair value and cash flow hedges to specific assets or liabilities on the balance sheet or to forecasted transactions. The Company also formally assesses, both at inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair value or cash flows of hedged items. When it is determined that a derivative is not highly effective, the derivative expires, or is sold, terminated, or exercised, or the derivative is discontinued because it is unlikely that a forecasted transaction will occur, the Company discontinues hedge accounting for that specific hedge instrument.

At March 30, 2002, the Company held one interest rate swap agreement under which the Company pays a fixed percent of interest times the notional principal amount of $100,000 and receives in return an amount equal to a specified variable rate of interest times the same notional principal amount. The fixed interest rate per the agreement is 5.82%, which expires January 2, 2006. The average rate as of March 30, 2002 was 1.65%. This agreement is considered highly effective as of March 30, 2002. The cumulative fair value of the agreement as of March 30, 2002 was a liability of approximately $3,343, which was recorded in long-term liabilities with the offset to other comprehensive loss, net of applicable income taxes.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)
(Unaudited)

At March 30, 2002, the Company had natural gas futures contracts outstanding with an aggregate notional amount of approximately 1,789 Million British Thermal Units (“MMBTU”). The fair value of these futures at March 30, 2002 was zero.

8.    Comprehensive income

Comprehensive income is as follows:

	Three Months Ended
	March 30, 2002	March 31, 2001
Net earnings	$43,210	27,206
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments, net of income taxes	702	(1,398)

Comprehensive income	$43,912	25,808

9.    Earnings per share

The Company applies the provisions of Financial Accounting Standards Board (“FASB”) FAS No. 128, Earnings per Share, which requires companies to present basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

Dilutive common stock options are included in the diluted EPS calculation using the treasury stock method. Common stock options that were not included in the diluted EPS computation because the options exercise price was greater than the average market price of the common shares (anti-dilutive) for the periods presented are immaterial.

	Three Months Ended
	March 30, 2002	March 31, 2001
Net earnings	$43,210	27,206

Weighted-average common and dilutive potential common shares outstanding:
Weighted-average common shares outstanding	54,256	52,361
Add weighted-average dilutive potential common shares—options to purchase common shares	1,700	609

Weighted-average common and dilutive potential common shares outstanding	55,956	52,970

Basic earnings per share	$0.80	0.52

Diluted earnings per share	$0.77	0.51

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)
(Unaudited)

10.    Commitments and contingencies

The Company is involved in routine litigation from time to time in the regular course of its business. Except as noted below, there are no material legal proceedings pending or known to be contemplated to which the Company is a party or to which any of its property is subject.

The Company is a party to two consolidated lawsuits captioned Gaehwiler v. Sunrise Carpet Industries, Inc. et al. and Patco Enterprises, Inc. v. Sunrise Carpet Industries, Inc. et al., both of which were filed in the Superior Court of the State of California, City and County of San Francisco, in 1996. Both complaints were brought on behalf of a purported class of indirect purchasers of polypropylene carpet in the State of California and seek damages for alleged violations of California antitrust and unfair competition laws. In February 1999, a similar complaint was filed in the Superior Court of the State of California, City and County of San Francisco, on behalf of a purported class based on indirect purchasers of nylon carpet in the State of California and alleges violations of California antitrust and unfair competition laws. The complaints described above do not specify any specific amount of damages but do request injunctive relief and treble damages plus reimbursement for fees and costs. The Company has reached an agreement to settle the lawsuits and has presented the settlement agreement to the court for approval. The settlement amount has been recorded in accrued expenses.

The Company is subject to various federal, state, local and foreign environmental health and safety laws and regulations, including those governing air emissions, wastewater discharges, the use, storage, treatment and disposal of solid and hazardous materials, and the cleanup of contamination associated therewith. Because of the nature of the Company’s business, the Company has incurred, and will continue to incur, costs relating to compliance with such laws and regulations. The Company is involved in various proceedings relating to environmental matters and is currently engaged in environmental investigation, remediation and post-closure care programs at certain sites. The Company has provided reserves for such activities that it has determined to be both probable and reasonably estimable. The Company does not expect that the ultimate liability with respect to such activities will have a material adverse effect on it.

Two sites near Mohawk’s Dallas facility in its Dal-Tile division are involved in Resource Conservation and Recovery Act (“RCRA”) Part B post-closure care cleanup projects proceeding under the oversight of the Texas Natural Resource Conservation Commission (“TNRCC”). In 1991, Dal-Tile and the predecessor to the TNRCC agreed to an administrative order (the “1991 Order”) relating principally to the disposal by Dal-Tile of waste materials containing lead compounds in a gravel pit (“Elam”) near the City of Mesquite’s landfill in Dallas County and at a Dal-Tile-operated landfill located on Pleasant Run Road (“Pleasant Run”) in Dallas County. Dal-Tile’s closure plans for Elam and Pleasant Run were approved by the TNRCC, and remediation and other activities associated with the closures implemented. The TNRCC issued post-closure care permits for Elam and Pleasant Run in 2000. The Company expects to incur future costs in connection with post-closure at Elam and Pleasant Run. The Company believes that any such amounts will not have a material adverse effect on it.

In October 1994, Dal-Tile, Master-Halco, Inc. (“Master-Halco”) (a manufacturing company not affiliated with Dal-Tile), certain third party individuals and the TNRCC agreed to an administrative order (the “1994 Order”) relating to, among other things, investigation and remediation in connection with the alleged disposal of waste materials containing lead compounds at a gravel pit on Kleburg Road (“Walton”) in Dallas. Pursuant to the 1994 Order, among other things, an administrative penalty of $213,200 was deferred pending timely and satisfactory completion of the requirements in the 1994 Order. Dal-Tile has completed certain required remediation and closure activities and in 2000 submitted a Closure Certification Report to the TNRCC for approval. Approval of the Closure Certification Report was received in June 2001. The TNRCC has informed the Company that a formal Post Closure Care Permit is not required. The Company is now performing Post Closure activities of the Walton site and expects to incur future costs in connection with this activity. The Company believes that any such amounts will not have a material adverse effect on it.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)
(Unaudited)

Dal-Tile has reported that the Texas environmental proceedings described above followed a related criminal investigation which led to the indictments and, in 1993, the convictions of a former owner and a former officer of Dal-Tile on federal charges of violating environmental laws, and that the U.S. Attorney’s Office for the Northern District of Texas, which obtained the indictments, informed Dal-Tile on April 22, 1992 that, based on information in their possession, it had decided not to prosecute Dal-Tile for violations of environmental criminal statutes.

Dal-Tile has been named as a potentially responsible party under the federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state statutes with respect to the disposal of certain hazardous substances at various other sites in the United States including, without limitation, the Salford Quarry Superfund Site and the North Penn 6 Superfund Site. Based on currently available information, the Company believes that the ultimate allocation of costs associated with the investigation and remediation of these pending sites will not, in the aggregate, have a material adverse effect on it.

Numerous aspects of the Company’s manufacturing operations require expenditures for environmental compliance. For example, the manufacture of carpet and tile require expenditures for compliance with laws and regulations governing air emissions, wastewater discharges, and the generation of solid and hazardous waste. Many of these manufacturing processes also require expenditures in order to comply with Occupational Safety and Health Administration (“OSHA”) regulations with respect to potential employee exposure including operations that result in the accumulation of dust that contains silica. Expenditures required for compliance activities associated with environmental and OSHA compliance have not had, and are not expected to have, a material adverse effect on the Company.

In addition, in light of the lengthy manufacturing history of the Company’s facilities, it is possible that additional environmental issues and related matters may arise relating to past activities which the Company cannot now reliably predict, including tort liability and liability under environmental laws. For example, a number of the Company’s facilities in the Dal-Tile division located in the United States used in the past lead compounds in glaze materials. The Company’s Mexican facilities continue to use lead compounds in their glaze materials on certain specially ordered tiles. Significant exposure to lead compounds may have adverse health effects. Although it is impossible to quantify the Company’s liability, if any, in respect of these matters, including liability to individuals exposed to lead compounds, no claims relating to use of lead compounds or waste disposal matters are pending against it except as set forth above. In addition, the Company cannot now reliably predict the effect which future environmental regulation in the United States, Mexico and Canada could have on it.

As a result of a voluntary audit, the air operating permits for three of Mohawk’s facilities in its Dal-Tile division located in Texas are in the process of being modified and voluntary Compliance Agreements with the TNRCC have been entered into. In conjunction with this activity, it was determined that air pollution control equipment will be required for certain emission sources at the Dallas and El Paso facilities. Further, in November 2001 the TNRCC issued a Notice of Violation (“NOV”) to the El Paso facility alleging failure to install air pollution control equipment during a recent expansion. The NOV will be addressed as part of the permit modification process for the El Paso facility. The Company believes the expenditures associated with obtaining the permit modifications in Texas, including installation of the air pollution control equipment, will not have a material adverse effect on it.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)
(Unaudited)

11.    Segment reporting

As a result of the Dal-Tile acquisition the Company has determined that it has two operating segments, the carpet and rug segment (the “Carpet and Rug segment”) and the ceramic tile segment (the “Ceramic Tile segment”). The Carpet and Rug segment is comprised of all the product lines and operations that were the Company’s prior to the Dal-Tile acquisition. The Ceramic Tile segment is comprised of the Dal-Tile product lines and operations.

The accounting policies for each operating segment are consistent with the Company’s policies described in the footnotes to the consolidated financial statements included in the Company’s Annual Report filed on Form 10-K except for the Ceramic Tile segment inventory, which is accounted for under the first-in, first-out (FIFO) method of inventory valuation. Amounts disclosed for each segment are prior to any elimination or consolidation entries. Corporate general and administrative expenses amounts attributable to each segment are estimated and allocated accordingly.

Segment information is as follows:

	Three Months Ended
	March 30, 2002	March 31, 2001
Net sales:
Carpet and Rug	$838,226	777,339
Ceramic Tile	28,484	—

Consolidated net sales	$866,710	777,339

Operating income:
Carpet and Rug	$71,267	54,834
Ceramic Tile	4,630	—
Corporate and Eliminations	(1,629)	(1,229)

Consolidated operating income	$74,268	53,605

Depreciation and amortization:
Carpet and Rug	$20,853	20,943
Ceramic Tile	755	—

Consolidated depreciation and amortization	$21,608	20,943

Capital expenditures (excluding acquisition):
Carpet and Rug	$16,028	11,697
Ceramic Tile	—	—

Consolidated capital expenditures	$16,028	11,697

	As of
	March 30, 2002	December 31, 2001
Assets:
Carpet and Rug	$1,722,898	1,656,813
Ceramic Tile	1,866,703	—
Corporate and Eliminations	107,438	111,672

Consolidated assets	$3,697,039	1,768,485

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

On March 20, 2002, the Company acquired all of the outstanding capital stock of Dal-Tile International Inc., (“Dal-Tile”) a leading manufacturer and distributor of ceramic tile in the United States, for approximately $1,468 million, consisting of approximately 12.9 million shares of the Company’s common stock, options to purchase approximately 2.1 million shares of the Company’s common stock and $718 million in cash. The Company’s common stock and options were valued at approximately $751 million based on the measurement date stock price of $55.04 per share ($710.4 million) and the estimated fair value of options using the Black-Scholes option-pricing model ($40.3 million). The acquisition has been accounted for by the purchase method and, accordingly, the results of operations of Dal-Tile have been included in the Company’s consolidated financial statements from March 20, 2002. The purchase price has been allocated to the assets acquired and the liabilities assumed based upon estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net identifiable assets acquired of approximately $1,168 million was recorded as goodwill. The primary reasons for the acquisition included:

•	the ability to combine Mohawk’s current efforts in the hard-flooring business with Dal-Tile’s larger, more established ceramic tile and natural stone business;

•	the opportunity to use Mohawk and Dal-Tile’s existing distribution channels to increase sales of both carpets and hard floorcoverings;

•	the potential to further develop Mohawk’s various brands and increase sales by distributing its products through Dal-Tile’s distribution network;

•	the potential to reduce overhead and other costs by adding Dal-Tile’s distribution network to Mohawk’s logistical and distribution system;

•	the potential to reduce manufacturing costs and increase quality by identifying manufacturing best practices; and

•	the potential to reduce general, administrative, overhead and other miscellaneous costs by spreading fixed costs over a larger business.

Mohawk considered whether identifiable intangible assets, such as customer relationships, patents, covenants not to compete, software, production backlog, marketing agreements, unpatented technology and trade secrets, might exist and none were identified other than trademarks, during the purchase price negotiations and the subsequent purchase price allocation evaluation. Accordingly, the valuation resulted in the recognition of goodwill.

As a result of the Dal-Tile acquisition the Company has determined that it has two operating segments, the carpet and rug segment (the “Carpet and Rug segment”) and the ceramic tile segment (the “Ceramic Tile segment”). The Carpet and Rug segment is comprised of all the product lines and operations that were the Company’s prior to the Dal-Tile acquisition. The Ceramic Tile segment is comprised of the Dal-Tile product lines and operations.

Results of Operations

Quarter Ended March 30, 2002 as Compared with Quarter Ended March 31, 2001

Net sales for the quarter ended March 30, 2002 were $866.7 million, reflecting an increase of $89.4 million, or approximately 11.5%, from the $777.3 million reported in the quarter ended March 31, 2001. The Carpet and Rug segment contributed approximately 7.8% of the percentage sales gain. The increase was attributable to all product categories within this segment. The Ceramic Tile segment contributed $28.5 million in sales for the seven-day period or 3.7 % of the percentage increase in sales.

Gross profit for the first quarter of 2002 was $214.6 million (24.8% of net sales) and represented an increase from the gross profit of $177.3 million (22.8% of net sales) for the prior year’s first quarter. Gross profit as a percentage of sales in the current quarter was favorably impacted when compared to the first quarter of 2001 by lower raw material prices, improved manufacturing efficiencies and a favorable product mix.

Selling, general and administrative expenses for the current quarter were $140.3 million (16.2% of net sales) compared to $123.7 million (15.9% of net sales) for the prior year’s first quarter. The increased percentage was attributable to the Ceramic Tile segment which has higher selling, general and administrative expenses but also has higher gross profit as a percentage of net sales.

Operating income for the current quarter was $74.3 million (8.6% of net sales) compared to $53.6 million (6.9% of net sales) in the first quarter of 2001. Operating income attributable to the Carpet and Rug segment was $71.3 million (8.5% of segment net sales) and operating income attributable to the Ceramic Tile segment was $4.6 million (16.3% of segment net sales) in 2002, respectively.

Interest expense for the first quarter of 2002 was $6.5 million compared to $9.0 million in the first quarter of 2001. The decrease in interest expense was attributable to lower average debt levels and lower interest rates in the first quarter of 2002, compared to the first quarter of 2001.

Income tax expense was $25.4 million, or 37% of earnings before income taxes for the first quarter of 2002 compared to $16.0 million, or 37% of earnings before income taxes for the prior year’s first quarter.

Liquidity and Capital Resources

The Company’s primary capital requirements are for working capital, capital expenditures and acquisitions. The Company’s capital needs are met primarily through a combination of internally generated funds, bank credit lines, term and senior notes, the sale of receivables and credit terms from suppliers.

The level of accounts receivable increased from $404.9 million at the beginning of 2002 to $619.3 million at March 30, 2002. The $214.4 million increase was primarily attributable to the acquisition of Dal-Tile, recognition of an income tax receivable resulting from the Dal-Tile acquisition and strong sales growth. Inventories increased from $531.4 million at the beginning of 2002 to $699.8 million at March 30, 2002, due primarily to the Dal-Tile acquisition and seasonal sales increases.

The outstanding checks in excess of cash represent trade payables checks that have not yet cleared the bank. When the checks clear the bank, they are funded by the revolving credit facility. This policy does not impact any liquid assets on the balance sheet.

Capital expenditures totaled $16.0 million (excluding the acquisition of Dal-Tile) during the first quarter of 2002. Capital expenditures were incurred primarily to modernize and expand manufacturing facilities and equipment. The Company’s capital projects are primarily focused on increasing capacity, improving productivity and reducing costs. Capital spending during the remainder of 2002 for both Mohawk and Dal-Tile combined, excluding acquisitions, is expected to range from $129 million to $139 million, and will be used primarily to purchase equipment and to add manufacturing capacity.

At March 30, 2002, the Company had credit facilities of $450 million under its revolving credit line and $55 million under various short-term uncommitted credit lines. All of these lines are unsecured. At March 30, 2002, a total of approximately $286 million was unused under these lines compared to $449 million available at December 31, 2001. The reduction in availability during the current quarter was primarily a result of the Dal-Tile acquisition.

The Company has entered into an asset financing securitization agreement which enables it to sell up to $205 million of an undivided interest in a defined pool of trade accounts receivable. At March 30, 2002, the Company had sold interests of approximately $145 million, secured by approximately $511 million of its trade receivables within the Carpet and Rug segment. The agreement is renewed annually and has been recorded as an on-balance sheet financing transaction.

The Company has entered into an accounts receivable securitization facility which allows it to borrow up to $75 million secured by trade receivables. This facility represents a three-year revolving securitization of eligible accounts receivable within the Ceramic Tile segment. At March 30, 2002, a total of approximately $75 million was outstanding under this facility and was secured by approximately $124 million of trade receivables. The agreement has been recorded as an on-balance sheet financing transaction.

The Company’s debt structure also includes a combination of variable rate industrial revenue bonds and fixed rate term notes and senior notes. The industrial revenue bonds mature beginning in 2004 through 2019 and the term and senior notes mature through 2005. The industrial revenue bonds are backed by unsecured letters of credit. The term and senior notes are also unsecured. The aggregate principal amount of industrial revenue bonds, term and senior notes was $149.1 million at March 30, 2002.

On March 20, 2002, the Company entered a 364-day term loan facility (the “bridge credit facility”). The Company borrowed approximately $600 million under the facility to finance a portion of the Dal-Tile acquisition. The bridge credit facility provided for an interest rate of either (i) LIBOR plus 1.375% to 2.0% or (ii) the prime rate plus 0% to 2.0% based on certain conditions. The bridge credit facility was unsecured and contained customary financial and other covenants.

On January 3, 2001, the Company entered into a five-year interest rate swap, which converted a notional amount of approximately $100 million of its variable rate debt to a fixed rate. Under the agreement, payments are made based on a fixed rate of 5.82% and received on a LIBOR based variable rate. Differentials received or paid under the agreement will be recognized as interest expense.

The Company’s Board of Directors has authorized the repurchase of up to 15 million shares of its outstanding common stock. Management believes that there are times when the repurchase of the Company’s common stock provides a more attractive return on investment of the Company’s resources than other investment alternatives. The Company may repurchase stock from time to time when conditions and circumstances warrant. Since the inception of the program, a total of approximately 9.0 million shares have been repurchased at an aggregate cost of approximately $200.8 million. All repurchases have been financed through the Company’s operations and revolving line of credit. There were no repurchases made during the first quarter of 2002.

On April 2, 2002, the Company sold $300 million of its 6.50% senior notes due 2007, Series A and $400 million of its 7.20% senior notes due 2012, Series B through institutional private placements. Interest on each series is payable semiannually. The Company used the net proceeds from the private placements to repay outstanding indebtedness of approximately $601 million under the Company’s bridge credit facility and approximately $90 million of outstanding indebtedness under the Company’s revolving credit facility.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 provides new guidance on the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective for the Company’s fiscal year beginning in 2003 and is not expected to materially impact the Company’s consolidated financial statements.

Impact of Inflation

Inflation affects the Company’s manufacturing costs and operating expenses. The carpet and tile industry has experienced inflation in the prices of raw materials and fuel-related costs. In the past, the Company has generally passed along these price increases to its customers and has been able to enhance productivity to offset increases in costs resulting from inflation in both the United States and Mexico.

Seasonality

The Company is a calendar year-end company and its results of operations for the first quarter tend to be the weakest. The second, third and fourth quarters typically produce higher net sales and operating income. These results are primarily due to consumer residential spending patterns for floorcovering, which historically have decreased during the first two months of each year following the holiday season.

Certain factors affecting the Company’s performance

In addition to the other information provided in this Form 10-Q, the following risk factors should be considered when evaluating an investment in shares of Mohawk common stock.

If any of the events described in these risks were to occur, it could have a material adverse effect on the Company’s business, financial condition and results of operations.

The failure to integrate Mohawk and Dal-Tile successfully by managing the challenges of that integration may result in the Company not achieving the anticipated potential benefits of the merger.

The Company will face challenges in consolidating functions, integrating its organizations, procedures, operations and product lines in a timely and efficient manner and retaining key personnel.

These challenges will result principally because the two companies currently:

•	maintain executive offices in different locations;

•	manufacture and sell different types of products through different distribution channels;

•	conduct their businesses from various locations;

•	maintain different operating systems and software on different computer hardware; and

•	have different employment and compensation arrangements for their employees.

In addition, Dal-Tile has a significant manufacturing operation in Mexico, and the Company has not previously operated a manufacturing facility outside of the United States. As a result, the integration will be complex and will require additional attention from members of management. The diversion of management attention and any difficulties encountered in the transition and integration process could have a material adverse effect on the Company’s revenues, level of expenses and operating results.

The floorcovering industry is cyclical and prolonged declines in residential or commercial construction activity could have a material adverse effect on the Company’s business.

The U.S. floorcovering industry is highly dependent on residential and commercial construction activity, including new construction as well as remodeling. New construction activity and remodeling to a lesser degree, are cyclical in nature and a prolonged decline in residential or commercial construction activity could have a material adverse effect on the Company’s business, financial condition and results of operations. Construction activity is significantly affected by numerous factors, all of which are beyond the Company’s control, including:

•	national and local economic conditions;

•	interest rates;

•	housing demand;

•	employment levels;

•	changes in disposable income;

•	financing availability;

•	commercial rental vacancy rates;

•	federal and state income tax policies; and

•	consumer confidence.

The U.S. construction industry has experienced significant downturns in the past, which have adversely affected suppliers to the industry, including suppliers of floorcoverings. The industry could experience similar downturns in the future, which could have a negative impact on the Company’s business, financial condition and results of operations.

The Company faces intense competition in its industry, which could decrease demand for its products and could have a material adverse effect on its profitability.

The industry is highly competitive. The Company faces competition from a large number of domestic and foreign manufacturers and independent distributors of floorcovering products. Some of its existing and potential competitors may be larger and have greater resources and access to capital than it does. Maintaining the Company’s competitive position may require it to make substantial investments in its product development efforts, manufacturing facilities, distribution network and sales and marketing activities. Competitive pressures may also result in decreased demand for its products and in the loss of market share. In addition, the Company faces, and will continue to face, pressure on sales prices of its products from competitors, as well as from large customers. As a result of any of these factors, there could be a material adverse effect on the Company’s sales and profitability.

A failure to identify suitable acquisition candidates, to complete acquisitions and to integrate successfully the acquired operations could have a material adverse effect on the Company’s business.

As part of its business strategy, the Company intends to pursue acquisitions of complementary businesses. Although it regularly evaluates acquisition opportunities, it may not be able to:

•	successfully identify suitable acquisition candidates;

•	obtain sufficient financing on acceptable terms to fund acquisitions;

•	complete acquisitions; or

•	profitably manage acquired businesses.

Acquired operations may not achieve levels of sales, operating income or productivity comparable to those of its existing operations, or otherwise perform as expected. Acquisitions may also involve a number of special risks, some or all of which could have a material and adverse effect on the Company’s business, results of operations and financial condition, including, among others:

•	the Company’s inability to integrate operations, systems and procedures and to eliminate redundancies and excess costs effectively;

•	diversion of management’s attention and resources; and

•	difficulty retaining and training acquired key personnel.

The Company may be unable to obtain raw materials on a timely basis, which could have a material adverse effect on its business.

The Company’s business is dependent upon a continuous supply of raw materials from third party suppliers. The principal raw materials used in its manufacturing operations include: nylon fiber and polypropylene resin, which are used exclusively in its carpet and rug business; talc, clay, impure nepheline syenite, pure nepheline syenite and various glazes, including frit (ground glass), zircon and stains, which are used exclusively in its ceramic tile business; and other materials. The Company purchases all of its impure nepheline syenite requirements from Minnesota Mining and Manufacturing Company and all of its pure nepheline syenite requirements from Unimin Corporation. Unimin is the only major supplier of pure nepheline syenite in North America. An extended interruption in the supply of these or other raw materials used in the Company’s business or in the supply of suitable substitute materials would disrupt the Company’s operations, which could have a material adverse effect on its business, financial condition and results of operations.

The Company may be unable to pass on to its customers increases in the costs of raw materials and energy, which could have a material adverse effect on its profitability.

Significant increases in the costs of raw materials and natural gas used in the manufacture of the Company’s products could have a material adverse effect on its operating margins and its business, financial condition and results of operations. The Company purchases nylon fiber, polypropylene resin, talc, clay, impure nepheline syenite, pure nepheline syenite, frit, zircon, stains and other materials from third party suppliers. The cost of some of these materials, like nylon and polypropylene resin, is related to oil prices. The

Company also purchases significant amounts of natural gas to supply the energy required in some of its production processes. The prices of these raw materials and of natural gas vary with market conditions. Although the Company generally attempts to pass on increases in the costs of raw materials and natural gas to its customers, the Company’s ability to do so is, to a large extent, dependent upon the rate and magnitude of any increase, competitive pressures and market conditions for its products. There have been in the past, and may be in the future, periods of time during which increases in these costs cannot be recovered. During such periods of time, there could be a material adverse effect on the Company’s profitability.

The Company has been, and in the future may be subject to claims and liabilities under environmental, health and safety laws and regulations, which could be significant.

The Company’s operations are subject to various federal, state, local and foreign environmental, health and safety laws and regulations, including those governing air emissions, wastewater discharges, and the use, storage, treatment and disposal of hazardous materials. The applicable requirements under these laws are subject to amendment, to the imposition of new or additional requirements and to changing interpretations of agencies or courts. New or additional requirements could be imposed, and the Company could incur material expenditures to comply with new or existing regulations.

The nature of the Company’s operations and previous operations by others at real property currently or formerly owned or operated by the Company and the disposal of waste at third party sites exposes the Company to the risk of claims under environmental, health and safety laws and regulations. The Company could incur material costs or liabilities in connection with such claims. The Company has been, and will continue to be, subject to these claims.

The discovery of presently unknown environmental conditions, changes in environmental, health, and safety laws and regulations, enforcement of existing or new requirements or other unanticipated events could give rise to expenditures and liabilities, including fines or penalties, that could have a material adverse effect on the Company’s business, operating results or financial condition.

The Company relies on its Monterrey, Mexico plant for a significant portion of its ceramic tile manufacturing capacity and any disruption in the plant’s operations could negatively affect the Company’s business.

The Company’s Monterrey, Mexico manufacturing facility represents a significant portion of the Company’s total manufacturing capacity for ceramic tile. This facility contains five distinct manufacturing plants, three of which produce ceramic tile, one of which produces frit used in the production of manufactured tile and one of which produces refractories. Any disruption in the operations of this facility could result in a material adverse effect on the Company’s ceramic tile business and the Company’s operations as a whole.

Changes in international trade laws and in the business, political and regulatory environment in Mexico could have a material adverse effect on the Company’s business.

The Company’s operations in Mexico include its Monterrey facility. Accordingly, an event that has a material adverse impact on the Company’s Mexican operations could have a material adverse effect on its operations as a whole. The business, regulatory and political environments in Mexico differ from those in the United States, and the Company’s Mexican operations are exposed to a number of inherent risks, including:

•	changes in international trade laws, such as the North American Free Trade Agreement, or NAFTA, affecting the Company’s import and export activities in Mexico;
•	changes in Mexican labor laws and regulations affecting the Company’s ability to hire and retain employees in Mexico;
•	currency exchange restrictions and fluctuations in the value of foreign currency;
•	potentially adverse tax consequences;
•	local laws concerning repatriation of profits;
•	political conditions in Mexico;
•	unexpected changes in the regulatory environment in Mexico; and
•	changes in general economic conditions in Mexico.

Future exchange rate fluctuations or inflation could have a material adverse effect on the Company’s results of operations.

The Company’s Mexican facility, which is considered an extension of its U.S. operations, primarily provides ceramic tile to the Company’s U.S. distribution network, and to a more limited extent, sells ceramic tile in Mexico. The facility has more peso-denominated expenses than revenues. This means that the Company realizes a benefit when the peso devalues against the U.S. dollar, although this benefit may be offset by Mexican inflation. Any future increases in the Mexican inflation rate, which are not offset by devaluation of the peso, may negatively impact the Company’s results of operations. The Mexican peso has been and may in the future be, subject to significant fluctuations. To the extent that the peso appreciates against the U.S. dollar, there could be a material adverse effect on the Company’s business, financial condition and results of operations.

The Company could face increased competition as a result of the General Agreement on Tariffs and Trade and the North American Free Trade Agreement.

The United States is party to the General Agreement on Tariffs and Trade or GATT. Under GATT, the United States currently imposes import duties on ceramic tile imported from countries outside North America at no more than 13%, to be reduced ratably to no less than 8.5% by 2004. Accordingly, as these duties decrease, GATT may stimulate competition from manufacturers in these countries, which now export, or may seek to export, ceramic tile to the United States. The Company is uncertain what effect GATT may have on its operations.

NAFTA was entered into by Canada, Mexico and the United States and over a transition period will remove most customs duties imposed on goods traded among the three countries. In addition, NAFTA will remove or limit many investment restrictions, liberalize trade in services, provide a specialized means for settlement of, and remedies for, trade disputes arising under its laws and will result in new laws and regulations to further these goals. Although NAFTA lowers the tariffs imposed on the Company’s ceramic tile manufactured in Mexico and sold in the United States, it may also stimulate competition in the United States and Canada from manufacturers located in Mexico, which could negatively affect the Company’s business.

Forward-Looking Information

Certain of the matters discussed in the preceding pages, particularly regarding anticipation of future financial performance, business prospects, growth and operating strategies, proposed acquisitions, new products and similar matters, and those preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates” or similar expressions constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended. For those statements, Mohawk claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Those statements are based on assumptions regarding the Company’s ability to maintain its sales growth and gross margins and to control costs. These or other assumptions could prove inaccurate and therefore, there can be no assurance that the “forward-looking statements” will prove to be accurate. Forward-looking statements involve a number of risks and uncertainties. The following important factors, in addition to those discussed elsewhere in this document, affect the future results of Mohawk and could cause those results to differ materially from those expressed in the forward-looking statements: materially adverse changes in economic conditions generally in the carpet, rug, ceramic tile and other floorcovering markets served by Mohawk; the successful integration of Dal-Tile into Mohawk’s business; competition from other carpet, rug, ceramic tile and floorcovering manufacturers; raw material prices; declines in residential or commercial construction activity; timing and level of capital expenditures; the successful integration of acquisitions, including the challenges inherent in diverting Mohawk management’s attention and resources from other strategic matters and from operational matters for an extended period of time; the successful introduction of new products; the successful rationalization of existing operations; and other risks identified from time to time in the Company’s SEC reports and public announcements. Any forward-looking statements represent Mohawk’s estimates only as of the date of this report and should not be relied upon as representing Mohawk’s estimates as of any subsequent date. While Mohawk may elect to updated forward-looking statements at some point in the future, Mohawk specifically disclaims any obligation to do so, even if Mohawk’s estimates change.

Item 3.    Quantitative and Qualitative Disclosures About Market Risks

The Company engages in activities that expose it to various market risks, including the effects of a change in interest rates and natural gas prices. This financial exposure is managed as an integral part of the Company’s risk management program, which seeks to reduce the potentially adverse effects that the volatility of the markets may have on operating results. The Company does not engage in speculative transactions, nor does it hold or issue financial instruments for trading purposes. The Company maintains a management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations caused by volatility in interest rates and natural gas prices. To reduce the risk of interest rate and natural gas fluctuations, the Company currently engages in the use of interest rate swap agreements and natural gas futures contracts.

At March 30, 2002, the Company held one interest rate swap agreement under which the Company pays a fixed percent of interest times the notional principal amount of $100 million and receives in return an amount equal to a specified variable rate of interest times the same notional principal amount. The fixed interest rate per the agreement is 5.82%, which expires January 2, 2006. The average rate as of March 30, 2002 was 1.65%. This agreement is considered highly effective as of March 30, 2002. The cumulative fair value of the agreement as of March 30, 2002 was a liability of approximately $3.3 million, which was recorded in long-term liabilities with the offset to other comprehensive loss, net of applicable income taxes.

At March 30, 2002, the Company had natural gas futures contracts outstanding with an aggregate notional amount of approximately 1,789 Million British Thermal Units (“MMBTU”). The fair value of these futures at March 30, 2002 was zero.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

The Company is involved in routine litigation from time to time in the regular course of its business. Except as noted below, there are no material legal proceedings pending or known to be contemplated to which the Company is a party or to which any of its property is subject.

The Company is a party to two consolidated lawsuits captioned Gaehwiler v. Sunrise Carpet Industries, Inc. et al. and Patco Enterprises, Inc. v. Sunrise Carpet Industries, Inc. et al., both of which were filed in the Superior Court of the State of California, City and County of San Francisco, in 1996. Both complaints were brought on behalf of a purported class of indirect purchasers of polypropylene carpet in the State of California and seek damages for alleged violations of California antitrust and unfair competition laws. In February 1999, a similar complaint was filed in the Superior Court of the State of California, City and County of San Francisco, on behalf of a purported class based on indirect purchasers of nylon carpet in the State of California and alleges violations of California antitrust and unfair competition laws. The complaints described above do not specify any specific amount of damages but do request injunctive relief and treble damages plus reimbursement for fees and costs. The Company has reached an agreement to settle the lawsuits and has presented the settlement agreement to the court for approval. The settlement amount has been recorded in accrued expenses.

The Company is subject to various federal, state, local and foreign environmental health and safety laws and regulations, including those governing air emissions, wastewater discharges, the use, storage, treatment and disposal of solid and hazardous materials, and the cleanup of contamination associated therewith. Because of the nature of the Company’s business, the Company has incurred, and will continue to incur, costs relating to compliance with such laws and regulations. The Company is involved in various proceedings relating to environmental matters and is currently engaged in environmental investigation, remediation and post-closure care programs at certain sites. The Company has provided reserves for such activities that it has determined to be both probable and reasonably estimable. The Company does not expect that the ultimate liability with respect to such activities will have a material adverse effect on it.

Two sites near Mohawk’s Dallas facility in its Dal-Tile division are involved in Resource Conservation and Recovery Act (“RCRA”) Part B post-closure care cleanup projects proceeding under the oversight of the Texas Natural Resource Conservation Commission (“TNRCC”). In 1991, Dal-Tile and the predecessor to the TNRCC agreed to an administrative order (the “1991 Order”) relating principally to the disposal by Dal-Tile of waste materials containing lead compounds in a gravel pit (“Elam”) near the City of Mesquite’s landfill in Dallas County and at a Dal-Tile-operated landfill located on Pleasant Run Road (“Pleasant Run”) in Dallas County. Dal-Tile’s closure plans for Elam and Pleasant Run were approved by the TNRCC, and remediation and other activities associated with the closures implemented. The TNRCC issued post-closure care permits for Elam and Pleasant Run in 2000. The Company expects to incur future costs in connection with post-closure at Elam and Pleasant Run. The Company believes that any such amounts will not have a material adverse effect on it.

In October 1994, Dal-Tile, Master-Halco, Inc. (“Master-Halco”) (a manufacturing company not affiliated with Dal-Tile), certain third party individuals and the TNRCC agreed to an administrative order (the “1994 Order”) relating to, among other things, investigation and remediation in connection with the alleged disposal of waste materials containing lead compounds at a gravel pit on Kleburg Road (“Walton”) in Dallas. Pursuant to the 1994 Order, among other things, an administrative penalty of $213,200 was deferred pending timely and satisfactory completion of the requirements in the 1994 Order. Dal-Tile has completed certain required remediation and closure activities and in 2000 submitted a Closure Certification Report to the TNRCC for approval. Approval of the Closure Certification Report was received in June 2001. The TNRCC has informed the Company that a formal Post Closure Care Permit is not required. The Company is now performing Post Closure activities of the Walton site and expects to incur future costs in connection with this activity. The Company believes that any such amounts will not have a material adverse effect on it.

Dal-Tile has reported that the Texas environmental proceedings described above followed a related criminal investigation which led to the indictments and, in 1993, the convictions of a former owner and a former officer of Dal-Tile on federal charges of violating environmental laws, and that the U.S. Attorney’s Office for the Northern District of Texas, which obtained the indictments, informed Dal-Tile on April 22, 1992 that, based on information in their possession, it had decided not to prosecute Dal-Tile for violations of environmental criminal statutes.

Dal-Tile has been named as a potentially responsible party under the federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state statutes with respect to the disposal of certain hazardous substances at various other sites in the United States including, without limitation, the Salford Quarry Superfund Site and the North Penn 6 Superfund Site. Based on currently available information, the Company believes that the ultimate allocation of costs associated with the investigation and remediation of these pending sites will not, in the aggregate, have a material adverse effect on it.

Numerous aspects of the Company’s manufacturing operations require expenditures for environmental compliance. For example, the manufacture of carpet and tile require expenditures for compliance with laws and regulations governing air emissions, wastewater discharges, and the generation of solid and hazardous waste. Many of these manufacturing processes also require expenditures in order to comply with Occupational Safety and Health Administration (“OSHA”) regulations with respect to potential employee exposure including operations that result in the accumulation of dust that contains silica. Expenditures required for compliance activities associated with environmental and OSHA compliance have not had, and are not expected to have, a material adverse effect on the Company.

In addition, in light of the lengthy manufacturing history of the Company’s facilities, it is possible that additional environmental issues and related matters may arise relating to past activities which the Company cannot now reliably predict, including tort liability and liability under environmental laws. For example, a number of the Company’s facilities in the Dal-Tile division located in the United States used in the past lead compounds in glaze materials. The Company’s Mexican facilities continue to use lead compounds in their glaze materials on certain specially ordered tiles. Significant exposure to lead compounds may have adverse health effects. Although it is impossible to quantify the Company’s liability, if any, in respect of these matters, including liability to individuals exposed to lead compounds, no claims relating to use of lead compounds or waste disposal matters are pending against it except as set forth above. In addition, the Company cannot now reliably predict the effect which future environmental regulation in the United States, Mexico and Canada could have on it.

As a result of a voluntary audit, the air operating permits for three of Mohawk’s facilities in its Dal-Tile division located in Texas are in the process of being modified and voluntary Compliance Agreements with the TNRCC have been entered into. In conjunction with this activity, it was determined that air pollution control equipment will be required for certain emission sources at the Dallas and El Paso facilities. Further, in November 2001 the TNRCC issued a Notice of Violation (“NOV”) to the El Paso facility alleging failure to install air pollution control equipment during a recent expansion. The NOV will be addressed as part of the permit modification process for the El Paso facility. The Company believes the expenditures associated with obtaining the permit modifications in Texas, including installation of the air pollution control equipment, will not have a material adverse effect on it.

Item 2.    Changes in Securities

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

A Special Meeting of Stockholders was held on March 20, 2002, at which time stockholders were asked to approve the following:

The issuance of Mohawk Common Stock in the merger contemplated by the Agreement and Plan of Merger, dated November 19, 2001, as amended, by and among Mohawk, Maverick Merger Sub, Inc. and Dal-Tile International Inc., as it may be amended from time to time. The proposal was approved by stockholders owning 44,017,262 shares of common stock, with stockholders owning 214,484 shares withholding authority and stockholders owning 20,518 shares abstaining. There were no broker non-votes.

The grant of discretion to the proxies to vote upon any motion to adjourn or postpone the special meeting to another time and place for the purpose of soliciting additional proxies. The proposal was approved by stockholders owning 25,027,943 shares of common stock, with stockholders owning 10,583,497 shares withholding authority and stockholders owning 8,640,824 shares abstaining. There were no broker non-votes.

Item 5.    Other Information

None.

Item 6.    Exhibits and Reports on Form 8-K

No.	Description

(a)	Exhibits

4.1
Indenture, dated as of April 2, 2002, between Mohawk Industries, Inc. and Wachovia Bank, National Association, as trustee (Incorporated herein by reference to Exhibit 4.1 in Mohawk’s Registration Statement on Form S-4, Registration No. 333-86734, as filed April 22, 2002.)

(b)	Reports on Form 8-K

Current Report on Form 8-K: Fourth quarter and year-end earnings press release, dated February 7, 2002.

Current Report on Form 8-K: Press release announcing reclassification of prior period financial statement balances dated February 8, 2002.

Current Report on Form 8-K: Press release announcing the Company’s planned private placement of notes, dated March 19, 2002.

Current Report on Form 8-K: Press release announcing the merger with Dal-Tile International Inc. dated March 20, 2002.

Current Report on Form 8-K: Press release announcing Regulation FD disclosure dated March 20, 2002.

Current Report on Form 8-K: Press release announcing private placement of notes, dated March 25, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MO	HAWK INDUSTRIES, INC.

Dated: May 6, 2002
By	: /s/ Jeffrey S. Lorberbaum
JEF	FREY S. LORBERBAUM, President and
Ch	ief Executive Officer (principal executive officer)

Dated: May 6, 2002
By	: /s/ John D. Swift
JO	HN D. SWIFT, Chief Financial Officer,
Vic	e President-Finance and Assistant Secretary
(pr	incipal financial and accounting officer)

EXHIBIT INDEX

No.	Description

(a)	Exhibits

4.1
Indenture, dated as of April 2, 2002, between Mohawk Industries, Inc. and Wachovia Bank, National Association, as trustee (Incorporated herein by reference to Exhibit 4.1 in Mohawk’s Registration Statement on Form S-4, Registration No. 333-86734, as filed April 22, 2002.)