Form 10-K/A
period 2001-12-31
MOHAWK INDUSTRIES INC
filed 2002-06-28
CIK 851968

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [_]

     The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant (45,299,684 shares) on June 24, 2002 was $2,892,384,823. The aggregate market value was computed by reference to the closing price of the Common Stock on such date.

     Number of shares of Common Stock outstanding as of June 24, 2002:
67,552,828 shares of Common Stock, $.01 par value.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Mohawk Industries, Inc.

Dated: June 28, 2002
                                       By:     /s/ JEFFREY S. LORBERBAUM
                                          --------------------------------------
                                                   Jeffrey S. Lorberbaum,
                                          President and Chief Executive Officer
                                                 (principal executive officer)

Dated: June 28, 2002                               /s/ JOHN D. SWIFT
                                       -----------------------------------------
                                                      John D. Swift,
                                       Chief Financial Officer, Vice President-
                                            Finance and Assistant Secretary
                                        (principal financial and accounting
                                                       officer)

Item 14. Exhibits Financial Statements Schedules and Reports on 8-K

 (a) 3. Exhibits

     Exhibit 23.3   Independent Auditors' Consent

     Exhibit 99.1   Mohawk Carpet Corporation Retirement Savings Plan

                    Independent Auditors' Report

                    Statements of Net Assets Available for Plan Benefits as of
                        December 31, 2001 and 2000

                    Statement of Changes in Net Assets Available for Plan
                        Benefits for the Year ended December 31, 2001

                    Notes to the Financial Statements

                    Schedule H, Line 4i-Schedule of Assets (Held at Year End)-
                        December 31, 2001

                                  Exhibit Index

Exhibit
Number            Description

 Exhibit 23.3     Independent Auditors' Consent

 Exhibit 99.1     Mohawk Carpet Corporation Retirement Savings Plan

                  Independent Auditors' Report

                  Statements of Net Assets Available for Plan Benefits as of
                       December 31, 2001 and 2000

                  Statement of Changes in Net Assets Available for Plan Benefits
                       for the Year ended December 31, 2001

                  Notes to the Financial Statements

                  Schedule H, Line 4i-Schedule of Assets (Held at Year End)-
                       December 31, 2001