Form 10-Q
period 2002-06-29
MOHAWK INDUSTRIES INC
filed 2002-08-09
CIK 851968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[Mark One]
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The number of shares outstanding of the issuer’s classes of capital stock as of August 2, 2002, the latest practicable date, is as follows: 66,808,633 shares of Common Stock, $.01 par value.

MOHAWK INDUSTRIES, INC.

PART I.    FINANCIAL INFORMATION

ITEM I.    FINANCIAL STATEMENTS

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
(In thousands)
(Unaudited)

	June 29, 2002	December 31, 2001
Current assets:
Receivables	$580,924	404,875
Inventories	727,088	531,405
Prepaid expenses	22,256	24,884
Deferred income taxes	83,056	70,058

Total current assets	1,413,324	1,031,222

Property, plant and equipment, at cost	1,524,922	1,277,719
Less accumulated depreciation and amortization	683,271	658,016

Net property, plant and equipment	841,651	619,703

Goodwill	1,277,453	109,167
Other intangible assets	146,700	—
Other assets	19,497	8,393

Total assets	$3,698,625	1,768,485

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	June 29, 2002	December 31, 2001
Current liabilities:
Current portion of long-term debt	$108,366	158,366
Accounts payable and accrued expenses	634,207	423,495

Total current liabilities	742,573	581,861
Deferred income taxes	164,572	84,955
Long-term debt, less current portion	912,384	150,067
Other long-term liabilities	10,754	3,051

Total liabilities	1,830,283	819,934

Stockholders’ equity:
Preferred stock, $.01 par value; 60 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 150,000 shares authorized; 76,255 and 61,408 shares issued in 2002 and 2001, respectively	763	614
Additional paid-in capital	999,685	197,247
Retained earnings	1,065,851	947,123
Accumulated other comprehensive loss	(4,381)	(2,837)

	2,061,918	1,142,147
Less treasury stock at cost; 8,701 and 8,715 shares in 2002 and 2001, respectively	193,576	193,596

Total stockholders’ equity	1,868,342	948,551

Total liabilities and stockholders’ equity	$3,698,625	1,768,485

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	June 29, 2002	June 30, 2001
Net sales	$1,227,747	864,958
Cost of sales	888,561	648,804

Gross profit	339,186	216,154
Selling, general and administrative expenses	200,123	132,593

Operating income	139,063	83,561

Other expense (income):
Interest expense	19,427	8,232
Other expense	2,131	2,307
Other income	(2,285)	(733)

	19,273	9,806

Earnings before income taxes	119,790	73,755
Income taxes	44,272	27,289

Net earnings	$75,518	46,466

Basic earnings per share	$1.12	0.89

Weighted-average common shares outstanding	67,485	52,266

Diluted earnings per share	$1.10	0.88

Weighted-average common and dilutive potential common shares outstanding	68,618	52,882

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)
(Unaudited)

	Six Months Ended
	June 29, 2002	June 30, 2001
Net sales	$2,094,457	1,642,297
Cost of sales	1,540,676	1,248,821

Gross profit	553,781	393,476
Selling, general and administrative expenses	340,450	256,310

Operating income	213,331	137,166

Other expense (income):
Interest expense	25,951	17,184
Other expense	2,355	4,095
Other income	(3,352)	(1,052)

	24,954	20,227

Earnings before income taxes	188,377	116,939
Income taxes	69,649	43,267

Net earnings	$118,728	73,672

Basic earnings per share	$1.95	1.41

Weighted-average common shares outstanding	60,870	52,314

Diluted earnings per share	$1.91	1.39

Weighted-average common and dilutive potential common shares outstanding	62,287	52,926

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Six Months Ended
	June 29, 2002	June 30, 2001
Cash flows from operating activities:
Net earnings	$118,728	73,672
Tax benefit on exercise of stock options	4,337	1,241
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	50,476	42,019
Loss on disposal of property, plant and equipment	2,232	1,054
Changes in operating assets and liabilities, net of effects of acquisition:
Receivables	(46,138)	(33,743)
Inventories	(65,630)	(44,582)
Accounts payable and accrued expenses	117,464	28,994
Other assets and prepaid expenses	6,561	8,855
Other liabilities	3,893	667

Net cash provided by operating activities	191,923	78,177

Cash flows from investing activities:
Additions to property, plant and equipment, net	(47,242)	(26,647)
Acquisition of Dal-Tile	(717,638)	—

Net cash used in investing activities	(764,880)	(26,647)

Cash flows from financing activities:
Net change in revolving line of credit	63,024	(45,408)
Proceeds from issuance of notes	700,000	—
Proceeds from bridge credit facility	600,000	—
Repayment of bridge credit facility	(600,000)	—
Net change in asset securitizations	(125,000)	12,002
Redemption of acquisition indebtedness	(127,564)	—
Redemption of IRBs and other, net	(707)	(618)
Change in outstanding checks in excess of cash	19,978	(12,319)
Acquisition of treasury stock	—	(8,014)
Common stock transactions	43,226	2,827

Net cash provided by (used in) financing activities	572,957	(51,530)

Net change in cash	$—	—

Net cash paid during the period for:
Interest	$10,411	18,634

Income taxes	$20,146	32,322

Supplemental schedule of non-cash investing and financing activities:
Fair value of assets acquired in acquisition	$1,865,225	—
Liabilities assumed in acquisition	(396,900)	—
Issuance of common stock and options in acquisition	(750,687)	—

Cash paid in acquisition	$717,638	—

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

2.    Acquisitions

On March 20, 2002, the Company acquired all of the outstanding capital stock of Dal-Tile International Inc. (“Dal-Tile”), a leading manufacturer and distributor of ceramic tile in the United States, for approximately $1,468,325, consisting of approximately 12,900 shares of the Company’s common stock, options to purchase approximately 2,100 shares of the Company’s common stock and approximately $717,638 in cash, including direct acquisition costs. The Company’s common stock and options were valued at approximately $750,687 based on the measurement date stock price of $55.04 per share ($710,420) and the estimated fair value of the options using the Black-Scholes option-pricing model ($40,267). The acquisition has been accounted for by the purchase method and, accordingly, the results of operations of Dal-Tile have been included in the Company’s consolidated financial statements from March 20, 2002. The purchase price has been allocated to the assets acquired and liabilities assumed based upon the estimated fair values at the date of acquisition. The trademark value was established based upon an independent appraisal. The excess of the purchase price over the fair value of the net identifiable assets acquired of approximately $1,168,286 was recorded as goodwill. None of the goodwill is expected to be deductible for income tax purposes. The primary reasons for the acquisition included:

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

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), goodwill recorded in the Dal-Tile acquisition will not be amortized. Additionally, the Company determined that the trademark intangible assets have an indefinite useful life’s because they are expected to generate cash flows indefinitely. Goodwill and the trademark intangible assets will be subject to annual impairment testing.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands)
(Unaudited)
March 20, 2002
Current assets	$322,042
Property, plant and equipment	223,267
Goodwill	1,168,286
Intangible assets-trademarks	146,700
Other assets	4,930

Total assets acquired	1,865,225

Current liabilities	132,124
Long-term debt	181,300
Other liabilities	83,476

Total liabilities assumed	396,900

Net assets acquired	$1,468,325

The following unaudited pro forma financial information presents the combined results of operations of Mohawk and Dal-Tile as if the acquisition had occurred at the beginning of 2002 and 2001, after giving effect to certain adjustments, including increased interest expense on debt related to the acquisition, the elimination of goodwill amortization and related income tax effects. The pro forma information does not necessarily reflect the results of operations that would have occurred had Mohawk and Dal-Tile constituted a single entity during such periods. The following table discloses the results for the periods ended:

	Three Months Ended		Six Months Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
Net sales	$1,227,747	1,129,894	2,330,501	2,154,590
Net earnings	$75,518	60,582	129,085	98,207
Basic earnings per share	$1.12	0.91	1.92	1.47
Diluted earnings per share	$1.10	0.90	1.88	1.46

3.    Receivables

Receivables are as follows:

	June 29, 2002	December 31, 2001
Customers, trade	$653,830	479,219
Other	5,570	5,037

	659,400	484,256
Less allowance for discounts, returns, claims and doubtful accounts	78,476	79,381

Net receivables	$580,924	404,875

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands)
(Unaudited)

4.    Inventories

The components of inventories are as follows:

	June 29, 2002	December 31, 2001
Finished goods	$462,841	287,525
Work in process	78,863	68,088
Raw materials	185,384	175,792

Total inventories	$727,088	531,405

5.    Goodwill and other intangible assets

Effective January 1, 2002, the Company adopted SFAS No. 142 which requires the Company to evaluate its goodwill on an annual basis for impairment. Furthermore, any goodwill that was acquired in a purchase business combination completed after June 30, 2001 will not be amortized. Goodwill that was acquired in business combinations completed before July 1, 2001 is no longer being amortized. The Company has two reportable segments, the Mohawk segment and the Dal-Tile segment, and accordingly, has assigned the acquired goodwill to the respective reporting units. As of January 1, 2002, prior to the Dal-Tile acquisition, the Company tested its goodwill for impairment and determined that there was no impairment. The Company expects to evaluate goodwill for impairment during the fourth quarter on an annual basis.

The following table discloses the Company’s earnings, assuming it excluded goodwill amortization for the periods ended:

	Three Months Ended		Six Months Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
Net earnings	$75,518	46,466	118,728	73,672
Add back:
Goodwill amortization, net of income taxes	—	505	—	1,011

Adjusted net earnings	$75,518	46,971	118,728	74,683

Basic earnings per share	$1.12	0.89	1.95	1.41
Add back:
Goodwill amortization, net of income taxes	—	0.01	—	0.02

Adjusted basic earnings per share	$1.12	0.90	1.95	1.43

Diluted earnings per share	$1.10	0.88	1.91	1.39
Add back:
Goodwill amortization, net of income taxes	—	0.01	—	0.02

Adjusted diluted earnings per share	$1.10	0.89	1.91	1.41

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands)
(Unaudited)

6.    Accounts payable and accrued expenses

Accounts payable and accrued expenses are as follows:

	June 29, 2002	December 31, 2001
Outstanding checks in excess of cash	$59,001	45,012
Accounts payable, trade	280,641	171,620
Accrued expenses	190,515	132,944
Accrued compensation	104,050	73,919

Total accounts payable and accrued expenses	$634,207	423,495

7.    Derivative financial instruments

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities (“SFAS No.133”) and its amendments, which require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in its fair value are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company engages in activities that expose it to market risks, including the effects of changes in interest rates and changes in natural gas prices. Financial exposures are managed as an integral part of the Company’s risk management program, which seeks to reduce the potentially adverse effect that the volatility of the interest rate and natural gas markets may have on operating results. The Company does not engage in speculative transactions, nor does it regularly hold or issue financial instruments for trading purposes. There was no impact on the consolidated financial statements upon adoption of SFAS No.133.

The Company maintains an interest rate risk management strategy that uses interest rate swaps to minimize significant, unanticipated earnings fluctuations caused by volatility in interest rates. In addition, the Company maintains a natural gas pricing strategy to minimize significant fluctuations in earnings caused by the volatility of natural gas prices. The Company formally documents all hedging instruments and hedging items, as well as its risk management objective and strategy for undertaking hedged items. This process includes linking all derivatives that are designated as fair value and cash flow hedges to specific assets or liabilities on the balance sheet or to forecasted transactions. The Company also formally assesses, both at inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair value or cash flows of hedged items. When it is determined that a derivative is not highly effective, the derivative expires, or is sold, terminated, or exercised, or the derivative is discontinued because it is unlikely that a forecasted transaction will occur, the Company discontinues hedge accounting for that specific hedge instrument.

At June 29, 2002, the Company held one interest rate swap agreement under which the Company pays a fixed percent of interest times the notional principal amount of $100,000 and receives in return an amount equal to a specified variable rate of interest times the same notional principal amount. The fixed interest rate per the agreement is 5.82%, which expires January 2, 2006. The average rate as of June 29, 2002 was 1.85%. This agreement is considered highly effective as of June 29, 2002. The cumulative fair value of the agreement as of June 29, 2002 was a liability of approximately $6,312, which was recorded in long-term liabilities with the offset to other comprehensive loss, net of applicable income taxes.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands)
(Unaudited)

At June 29, 2002, the Company had natural gas futures contracts outstanding with an aggregate notional amount of approximately 1,700 Million British Thermal Units (“MMBTU”). The cumulative fair value of the agreement as of June 29, 2002 was a liability of approximately $928, which was recorded in short and long-term liabilities with the offset to other comprehensive loss, net of applicable income taxes. This agreement is considered highly effective as of June 29, 2002.

8.    Long-Term Debt

In connection with the Dal-Tile acquisition, the Company entered into a 364-day term loan facility (the “Bridge Facility”) on March 20, 2002 to finance a portion of the acquisition. On April 2, 2002, the Company sold $300,000 of its 6.50% senior notes due 2007, Series A and $400,000 of its 7.20% senior notes due 2012, Series B through institutional private placements and used the proceeds to repay outstanding indebtedness of approximately $601,000 under the Bridge Credit Facility and approximately $90,000 under the Company’s revolving credit facility. On June 13, 2002, the Company exchanged $294,965 of its registered 6.50% notes due 2007, Series C for an equal amount of its Series A senior notes and $397,800 of its registered 7.20% senior notes due 2012, Series D for an equal amount of its Series B senior notes. Interest on each series is payable semiannually.

During the second quarter of 2002, the Company replaced an accounts receivable securitization facility, which allowed it to borrow up to $75,000 with an accounts receivable securitization allowing the Company to borrow up to $75,000, secured by the Dal-Tile segment trade receivables. This facility is renewed annually. At June 29, 2002, a total of approximately $75,000 was outstanding under this facility and was secured by approximately $138,400 of trade receivables. The agreement has been recorded as an on-balance sheet financing transaction.

9.    Comprehensive income

Comprehensive income is as follows:

	Three Months Ended		Six Months Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
Net earnings	$75,518	46,466	118,728	73,672
Other comprehensive income (loss):
Unrealized loss on derivative instruments, net of income taxes	(2,246)	(1,398)	(1,543)	(617)

Comprehensive income	$73,272	45,068	117,185	73,055

10.    Earnings per share

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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands)
(Unaudited)

Dilutive common stock options are included in the diluted EPS calculation using the treasury stock method. Common stock options that were not included in the diluted EPS computation because the options exercise price was greater than the average market price of the common shares (anti-dilutive) for the periods presented are immaterial.

	Three Months Ended		Six Months Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
Net earnings	$75,518	46,466	118,728	73,672

Weighted-average common and dilutive potential common shares outstanding:
Weighted-average common shares outstanding	67,485	52,266	60,870	52,314
Add weighted-average dilutive potential common shares—options to purchase common shares, net	1,133	616	1,417	612

Weighted-average common and dilutive potential common shares outstanding	68,618	52,882	62,287	52,926

Basic earnings per share	$1.12	0.89	1.95	1.41

Diluted earnings per share	$1.10	0.88	1.91	1.39

11.    Commitments and contingencies

The Company is involved in routine litigation from time to time in the regular course of its business. Except as noted below, there are no material legal proceedings pending or known to be contemplated to which the Company is a party or to which any of its property is subject.

The Company is a party to two consolidated lawsuits captioned Gaehwiler v. Sunrise Carpet Industries, Inc. et al. and Patco Enterprises, Inc. v. Sunrise Carpet Industries, Inc. et al., both of which were filed in the Superior Court of the State of California, City and County of San Francisco, in 1996. Both complaints were brought on behalf of a purported class of indirect purchasers of polypropylene carpet in the State of California and seek damages for alleged violations of California antitrust and unfair competition laws. In February 1999, similar complaints were filed in the Superior Court of the State of California, City and County of San Francisco, on behalf of a purported class based on indirect purchasers of nylon carpet in the State of California and allege violations of California antitrust and unfair competition laws. The complaints described above do not specify any specific amount of damages but do request injunctive relief and treble damages plus reimbursement for fees and costs. The Company has reached an agreement to settle the lawsuits and has presented the settlement agreement to the court for approval. The settlement amount has been recorded in accrued expenses.

The Company is subject to various federal, state, local and foreign environmental health and safety laws and regulations, including those governing air emissions, wastewater discharges, the use, storage, treatment and disposal of solid and hazardous materials, and the cleanup of contamination associated therewith. Because

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands)
(Unaudited)

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

Three sites near Mohawk’s Dallas facility in its Dal-Tile segment are involved in environmental cleanup projects relating principally to the disposal or alleged disposal by Dal-Tile of waste materials containing lead compounds in a gravel pit (“Elam”) near the City of Mesquite’s landfill in Dallas County, at a Dal-Tile-operated landfill located on Pleasant Run Road (“Pleasant Run”) in Dallas County, and at a gravel pit on Kleburg Road (“Walton”) in Dallas. Dal-Tile’s approved closure plans for Elam and Pleasant Run and remediation requirements for Walton have been implemented and each site is now undergoing post-closure care. The Company expects to incur future costs in connection with post-closure activities at Elam, Pleasant Run, and Walton. The Company believes that any such amounts will not have a material adverse effect on it.

Dal-Tile has been named as a potentially responsible party under the federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state statutes with respect to the disposal of certain hazardous substances at various other sites in the United States including, without limitation, the Salford Quarry Superfund Site and the North Penn 6 Superfund Site. Based on available information, the Company believes that the ultimate allocation of costs associated with the investigation and remediation of these pending sites will not, in the aggregate, have a material adverse effect on it.

Numerous aspects of the Company’s manufacturing operations require expenditures for environmental compliance. For example, the manufacture of carpet and tile require expenditures for compliance with laws and regulations governing air emissions, wastewater discharges, and the generation of solid and hazardous waste, including the installation of new air pollution control equipment at various facilities in the Dal-Tile segment. Many of these manufacturing processes also require expenditures in order to comply with Occupational Safety and Health Administration (“OSHA”) regulations with respect to potential employee exposure including operations that result in the accumulation of dust that contains silica. Expenditures required for compliance activities associated with environmental and OSHA compliance have not had, and are not expected to have, a material adverse effect on the Company.

In addition, in light of the lengthy manufacturing history of the Company’s facilities, it is possible that additional environmental issues and related matters may arise relating to past activities which the Company cannot now reliably predict, including tort liability and liability under environmental laws. For example, a number of the Company’s facilities in the Dal-Tile segment located in the United States used in the past lead compounds in glaze materials. The Company’s Mexican facilities continue to use lead compounds in their glaze materials on certain specially ordered tiles. Significant exposure to lead compounds may have adverse health effects. Although it is impossible to quantify the Company’s liability, if any, in respect of these matters, including liability to individuals exposed to lead compounds, no claims relating to use of lead compounds or waste disposal matters are pending against it except as set forth above. In addition, the Company cannot now reliably predict the effect which future environmental regulation in the United States, Mexico and Canada could have on it.

12.    Segment reporting

As a result of the Dal-Tile acquisition, the Company has determined that it has two reportable segments, the Mohawk segment and the Dal-Tile segment. The Mohawk segment is comprised of all the product lines and operations that were the Company’s prior to the Dal-Tile acquisition. The Dal-Tile segment is comprised of the Dal-Tile product lines and operations.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands)
(Unaudited)

The accounting policies for each operating segment are consistent with the Company’s policies described in the footnotes to the consolidated financial statements included in the Company’s Annual Report filed on Form 10-K except for the Dal-Tile segment inventories, which are accounted for under the first-in, first-out (FIFO) method of inventory valuation. Amounts disclosed for each segment are prior to any elimination or consolidation entries. Corporate general and administrative expenses amounts attributable to each segment are estimated and allocated accordingly.

Segment information is as follows:

	Three Months Ended		Six Months Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
Net sales:
Mohawk	$938,446	864,958	1,776,672	1,642,297
Dal-Tile	289,301	—	317,785	—

Consolidated net sales	$1,227,747	864,958	2,094,457	1,642,297

Operating income:
Mohawk	$96,263	85,000	167,529	139,934
Dal-Tile	44,506	—	49,137	—
Corporate and eliminations	(1,706)	(1,439)	(3,335)	(2,768)

Consolidated operating income	$139,063	83,561	213,331	137,166

			As of
			June 29, 2002	December 31, 2001
Assets:
Mohawk			$1,742,288	1,656,813
Dal-Tile			1,824,871	—
Corporate and eliminations			131,466	111,672

Consolidated assets			$3,698,625	1,768,485

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On March 20, 2002, the Company acquired all of the outstanding capital stock of Dal-Tile International Inc. (“Dal-Tile”), a leading manufacturer and distributor of ceramic tile in the United States, for approximately $1,468 million, consisting of approximately 12.9 million shares of the Company’s common stock, options to purchase approximately 2.1 million shares of the Company’s common stock and $718 million in cash. The Company’s common stock and options were valued at approximately $751 million based on the measurement date stock price of $55.04 per share ($710.4 million) and the estimated fair value of options using the Black-Scholes option-pricing model ($40.3 million). The acquisition has been accounted for by the purchase method and, accordingly, the results of operations of Dal-Tile have been included in the Company’s consolidated financial statements from March 20, 2002. The purchase price has been allocated to the assets acquired and the liabilities assumed based upon estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net identifiable assets acquired of approximately $1,168.3 million was recorded as goodwill. The primary reasons for the acquisition included:

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

As a result of the Dal-Tile acquisition, the Company has determined that it has two operating segments, the Mohawk segment and the Dal-Tile segment. The Mohawk segment is comprised of all the product lines and operations that were the Company’s prior to the Dal-Tile acquisition. The Dal-Tile segment is comprised of the Dal-Tile product lines and operations.

Critical Accounting Policies

The Company’s discussion and analysis of financial condition and results of operations are based on its consolidated financial statements that were prepared in accordance with accounting principles generally accepted in the United States of America.

The Company makes estimates and assumptions when preparing financial statements. These estimates and assumptions affect various matters, including:

•	reported amounts of assets and liabilities in the Company’s Consolidated Balance Sheets at the dates of the financial statements,
•	disclosure of contingent assets and liabilities at the dates of the financial statements, and
•
reported amounts of revenues and expenses in the Company’s Consolidated Statements of Earnings during the reporting periods. These estimates involve judgments with respect to, among other things, future economic factors that are difficult to predict and are beyond management’s control. As a result, actual amounts could differ from these estimates.

The Securities and Exchange Commission (“SEC”) issued disclosure guidance for accounting policies that management believes are most “critical.” The SEC defines these critical accounting policies as those that are both most important to the portrayal of a company’s financial condition and results and require management’s most difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

The Company believes the following accounting policies require it to use more significant judgments and estimates in preparing its financial statements and could represent critical accounting policies as defined by the SEC. The Company discusses its significant accounting policies, including those that do not require management to make difficult, subjective, or complex judgments or estimates, in Note 1 of its 2001 Annual Report on Form 10-K.

•
Accounts receivable and revenue recognition. Revenues are recognized when goods are shipped which is when legal title passes to the customer. The Company provides allowances for expected cash discounts, returns, claims and doubtful accounts based upon historical bad debt and claims experience and periodic evaluation of the aging of accounts receivable.

•
Inventories are stated at the lower of cost or market (net realizable value). Cost is determined using the last-in, first-out method (LIFO) predominantly within the Mohawk segment, which matches current costs with current revenues, and the first-in, first-out method (FIFO), which is used to value inventory within the Dal-Tile segment.

•
Goodwill and intangible assets are subject to annual impairment testing. The impairment tests are based on determining the fair value of the specified reporting units. Management judgments and assumptions are used to derive the fair values of the respective reporting units. These judgments and assumptions could materially change the value of the specified reporting units and therefore could materially impact the Company’s consolidated financial statements.

•
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

Results of Operations

Quarter Ended June 29, 2002 as Compared with Quarter Ended June 30, 2001

Net sales for the quarter ended June 29, 2002 were $1,227.7 million, reflecting an increase of $362.8 million, or approximately 41.9%, from the $864.9 million reported in the quarter ended June 30, 2001. The increased net sales are attributable to the Dal-Tile acquisition and internal growth of the Mohawk segment product lines. The Mohawk segment recorded net sales of $938.4 million in the current quarter compared to $865.0 million in 2001, representing an increase of $73.5 million or approximately 8.5%. The Dal-Tile segment recorded net sales of $289.3 million in the current quarter. The Dal-Tile results are not included in the Company’s consolidated financial statements prior to the March 20, 2002 acquisition. However, when the second quarter of 2002 Dal-Tile net sales are compared to Dal-Tile’s 2001 net sales (after reclassifications are made to conform to Mohawk’s presentation), an increase of $24.4 million or approximately 9.2% from the $264.9 million for the quarter is realized.

Gross profit for the second quarter of 2002 was $339.2 million (27.6% of net sales) and represented an increase from gross profit of $216.2 million (25.0% of net sales) for the prior year’s second quarter. Gross profit as a percentage of net sales in the current quarter was favorably impacted when compared to the second quarter of 2001 by improved manufacturing efficiencies and Dal-Tile’s higher gross profit percentage.

Selling, general and administrative expenses for the current quarter were $200.1 million (16.3% of net sales) compared to
$132.6 million (15.3% of net sales) for the prior year’s second quarter. The increased percentage was attributable to the Dal-Tile segment which has higher selling, general and administrative expenses, but also has higher gross profit as a percentage of net sales. When the Mohawk and Dal-Tile segments second quarter 2002 selling, general and administrative costs as a percentage of net sales are compared to the second quarter of 2001, both segments reflected improvements. The improvements were due to better control of operating costs as net sales increased.

Operating income for the current quarter was $139.1 million (11.3% of net sales) compared to $83.6 million (9.7% of net sales) in the second quarter of 2001. Operating income attributable to the Mohawk segment was $96.3 million (10.3% of segment net sales) in the second quarter of 2002 compared to $85.0 million (9.8% of segment net sales) in the second quarter of 2001. Operating income attributable to the Dal-Tile segment was $44.5 million (15.4% of segment net sales) in the second quarter of 2002. Prior to the acquisition of Dal-Tile, operating income for the second quarter of 2001 (after reclassifications to conform to Mohawk’s presentation) was $38.9 million (14.7% of segment net sales).

Interest expense for the second quarter of 2002 was $19.4 million compared to $8.2 million in the second quarter of 2001. The increase in interest expense was attributable to additional debt incurred in March 2002 to finance the acquisition of Dal-Tile and an increase in the average borrowing rate due to a change in the mix of fixed rate and variable rate debt, when compared to the second quarter of 2001.

Income tax expense was $44.3 million, or 37% of earnings before income taxes for the second quarter of 2002 compared to $27.3 million, or 37% of earnings before income taxes for the prior year’s second quarter.

Six Months Ended June 29, 2002 as Compared with Six Months Ended June 30, 2001

Net sales for the first six months ended June 29, 2002 were $2,094.5 million, reflecting an increase of $452.2 million, or approximately 27.5%, from the $1,642.3 million reported in the six months ended June 30, 2001. The increased net sales were attributable to the Dal-Tile acquisition and internal growth of the Mohawk segment product lines. The Mohawk segment recorded net sales of $1,776.7 million in the first half of 2002 compared to $1,642.3 million in the first half of 2001, representing an increase of $134.4 million or approximately 8.2%. The Dal-Tile segment recorded net sales of $317.8 million in the first half of 2002. A comparison of net sales for the Dal-Tile segment’s first half of 2002 and 2001, in each case including Dal-Tile’s net sales (after reclassifications to conform to Mohawk’s presentation) prior to the acquisition, shows an increase of $41.5 million, or approximately 8.1%, from $512.3 million to $553.8 million.

Gross profit for the six months ended June 29, 2002 was $553.8 million (26.4% of net sales) and represented an increase from the gross profit of $393.5 million (24.0% of net sales) for the prior year’s six month period. Gross profit as a percentage of net sales for the first six months was favorably impacted when compared to the prior year first six months due to the Dal-Tile acquisition and improved manufacturing efficiencies.

Selling, general and administrative expenses for the first six months were $340.5 million (16.3% of net sales) compared to $256.3 million (15.6% of net sales) for the prior year’s first six months. The increased percentage was attributable to the Dal-Tile segment which has higher selling, general and administrative expenses but also has higher gross profit as a percentage of net sales. The Mohawk and Dal-Tile (including selling, general and administrative costs prior to the acquisition of Dal-Tile) segments selling, general and administrative expenses reflected improvements over the first half of 2001, when compared to the first half of 2002. The improvements were due to better control of operating costs as net sales increased.

Operating income for the first six months was $213.3 million (10.2% of net sales) compared to $137.2 million (8.4% of net sales) in the first six months of 2001. Operating income attributable to the Mohawk segment was $167.5 million (9.4% of segment net sales) in the first half of 2002 compared to $140.0 million (8.5% of segment net sales) in the first half of 2001. Operating income attributable to the Dal-Tile segment was $49.1 million (15.5% of segment net sales) in 2002. A comparison of operating income for the Dal-Tile segment’s first half of 2002 and 2001, in each case including Dal-Tile’s operating income (after reclassifications to conform to Mohawk’s presentation) prior to the acquisition, shows an increase of $9.9 million, or approximately 13.9%, from $71.0 million (14.4% of segment net sales) to $80.9 million (14.6% of segment net sales).

Interest expense for the first six months of 2002 was $26.0 million compared to $17.2 million for the first six months of 2001. The increase in interest expense was attributable to additional debt incurred in March 2002 to finance the acquisition of Dal-Tile, when compared to the first six months of 2001.

Income tax expense was $69.6 million, or 37% of earnings before income taxes for the first six months of 2002 compared to $43.3 million, or 37% of earnings before income taxes for the prior years first six month period.

Liquidity and Capital Resources

The Company’s primary capital requirements are for working capital, capital expenditures and acquisitions. The Company’s capital needs are met primarily through a combination of internally generated funds, bank credit lines, term and senior notes, the sale of receivables and credit terms from suppliers.

The level of accounts receivable increased from $404.9 million at the beginning of 2002 to $580.9 million at June 29, 2002. The $176.0 million increase was primarily attributable to the acquisition of Dal-Tile, and sales growth. Inventories increased from $531.4 million at the beginning of 2002 to $727.1 million at June 29, 2002, due primarily to the Dal-Tile acquisition and to support seasonal sales increases.

The outstanding checks in excess of cash represent trade payables checks that have not yet cleared the bank. When the checks clear the bank, they are funded by the revolving credit facility. This policy does not impact any liquid assets on the balance sheet.

Capital expenditures totaled $47.2 million (excluding the acquisition of Dal-Tile) for the first six months of 2002. Capital expenditures were incurred primarily to modernize and expand manufacturing facilities and equipment. The Company’s capital projects are primarily focused on increasing capacity, improving productivity and reducing costs. Capital spending during the remainder of 2002 for both Mohawk and Dal-Tile combined, excluding acquisitions, is expected to range from $88 million to $98 million, and will be used primarily to purchase equipment and to add manufacturing capacity.

At June 29, 2002, the Company had credit facilities of $450 million under its revolving credit line and $55 million under various short-term uncommitted credit lines. All of these lines are unsecured. At June 29, 2002, a total of approximately $363.3 million was unused under these lines compared to $449 million available at December 31, 2001. The reduction in availability was primarily a result of the Dal-Tile acquisition.

The Company entered into an asset financing securitization agreement which enables it to sell up to $205 million of an undivided interest in a defined pool of trade accounts receivable. At June 29, 2002, the Company had $205 million available under the facility. The agreement is renewed annually. The facility is recorded as an on-balance sheet financing transaction when drawn upon.

During the second quarter of 2002, the Company replaced an accounts receivable securitization facility, which allowed it to borrow up to $75 million with an accounts receivable securitization allowing the Company to borrow up to $75 million, secured by the Dal-Tile segment trade receivables. This facility is renewed annually. At June 29, 2002, a total of approximately $75 million was outstanding under this facility and was secured by approximately $138.4 million of trade receivables. The agreement has been recorded as an on-balance sheet financing transaction.

The Company’s debt structure also includes a combination of variable rate industrial revenue bonds and fixed rate term notes and senior notes. The industrial revenue bonds mature beginning in 2004 through 2019 and the term and senior notes mature through 2012. The industrial revenue bonds are backed by unsecured letters of credit. The term and senior notes are also unsecured. The aggregate principal amount of industrial revenue bonds, term and senior notes was $849.1 million at June 29, 2002.

In connection with the Dal-Tile acquisition, the Company entered into a 364-day term loan facility (the “Bridge Facility”) on March 20, 2002 to finance a portion of the acquisition costs. On April 2, 2002, the Company sold $300 million of its 6.50% senior notes due 2007, Series A and $400 million of its 7.20% senior notes due 2012, Series B through institutional private placements and used the proceeds to repay outstanding indebtedness of approximately $601 million under the Bridge Credit Facility and approximately $90 million under the Company’s revolving credit facility. On June 13, 2002, the Company exchanged $294,965,000 of its registered 6.50% notes due 2007, Series C for an equal amount of its Series A senior notes and

$397,800,000 of its registered 7.20% senior notes due 2012, Series D for an equal amount of its Series B senior notes. Interest on each series is payable semiannually.

The Company may from time to time seek to retire its outstanding debt through cash purchases in open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amount involved may be material.

On January 3, 2001, the Company entered into a five-year interest rate swap, which converted a notional amount of approximately $100 million of its variable rate debt to a fixed rate. Under the agreement, payments are made based on a fixed rate of 5.82% and received on a LIBOR based variable rate. Differentials received or paid under the agreement will be recognized as interest expense.

The Company’s Board of Directors has authorized the repurchase of up to 15 million shares of its outstanding common stock. Management believes that there are times when the repurchase of the Company’s common stock provides a more attractive return on investment of the Company’s resources than other investment alternatives. The Company may repurchase stock from time to time when conditions and circumstances warrant. Since the inception of the program, a total of approximately 9.0 million shares have been repurchased at an aggregate cost of approximately $200.8 million. All repurchases have been financed through the Company’s operations and revolving line of credit. There were no repurchases made during the second quarter of 2002.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for AssetRetirement Obligations. SFAS No. 143 provides new guidance on the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective for the Company’s fiscal year beginning in 2003 and is not expected to materially impact the Company’s consolidated financial statements.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS No. 145 recognizes that the use of debt extinguishment can be a part of the risk management strategy of a company and hence, the classification of all early extinguishment of debt as an extraordinary item may no longer be appropriate. In addition, the Statement amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Provisions of this Statement, as they relate to Statement No. 13, are to be effective for transactions occurring after May 15, 2002. Provisions, which relate to Statement No. 4, are effective for fiscal years beginning after May 15, 2002. SFAS No. 145 is not expected to materially impact the Company’s consolidated financial statements.

In July 2002, the Financial Accounting Standards Board issued Statement of Financial SFAS No. 146, “Accounting for Exit or Disposal Activities”. SFAS No. 146 will be effective for the Company for disposal activities initiated after December 31, 2002. The Company is in the process of evaluating the effect that adopting SFAS 146 will have on its financial statements.

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

The Company faces challenges in consolidating functions, integrating its organizations, procedures, operations and product lines in a timely and efficient manner and retaining key personnel.

These challenges result principally because the two companies currently:

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

At June 29, 2002, the Company held one interest rate swap agreement under which the Company pays a fixed percent of interest times the notional principal amount of $100 million and receives in return an amount equal to a specified variable rate of interest times the same notional principal amount. The fixed interest rate per the agreement is 5.82%, which expires January 2, 2006. The average rate as of June 29, 2002 was 1.85%. This agreement is considered highly effective as of June 29, 2002. The cumulative fair value of the agreement as of June 29, 2002 was a liability of approximately $6.3 million, which was recorded in long-term liabilities with the offset to other comprehensive loss, net of applicable income taxes.

At June 29, 2002, the Company had natural gas futures contracts outstanding with an aggregate notional amount of approximately 1.7 Million British Thermal Units (“MMBTU”). The cumulative fair value of the agreement as of June 29, 2002 was a liability of approximately $.9 million, which was recorded in short and long-term liabilities with the offset to other comprehensive loss, net of applicable income taxes. This agreement is considered highly effective as of June 29, 2002.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

The Company is involved in routine litigation from time to time in the regular course of its business. Except as noted below, there are no material legal proceedings pending or known to be contemplated to which the Company is a party or to which any of its property is subject.

The Company is a party to two consolidated lawsuits captioned Gaehwiler v. Sunrise Carpet Industries, Inc. et al. and Patco Enterprises, Inc. v. Sunrise Carpet Industries, Inc. et al., both of which were filed in the Superior Court of the State of California, City and County of San Francisco, in 1996. Both complaints were brought on behalf of a purported class of indirect purchasers of polypropylene carpet in the State of California and seek damages for alleged violations of California antitrust and unfair competition laws. In February 1999, similar complaints were filed in the Superior Court of the State of California, City and County of San Francisco, on behalf of a purported class based on indirect purchasers of nylon carpet in the State of California and allege violations of California antitrust and unfair competition laws. The complaints described above do not specify any specific amount of damages but do request injunctive relief and treble damages plus reimbursement for fees and costs. The Company has reached an agreement to settle the lawsuits and has presented the settlement agreement to the court for approval. The settlement amount has been recorded in accrued expenses.

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

Three sites near Mohawk’s Dallas facility in its Dal-Tile segment are involved in environmental cleanup projects relating principally to the disposal or alleged disposal by Dal-Tile of waste materials containing lead compounds in a gravel pit (“Elam”) near the City of Mesquite’s landfill in Dallas County, at a Dal-Tile-operated landfill located on Pleasant Run Road (“Pleasant Run”) in Dallas County, and at a gravel pit on Kleburg Road (“Walton”) in Dallas. Dal-Tile’s approved closure plans for Elam and Pleasant Run and remediation requirements for Walton have been implemented and each site is undergoing post-closure care. The Company expects to incur future costs in connection with post-closure activities at Elam, Pleasant Run, and Walton. The Company believes that any such amounts will not have a material adverse effect on it.

Dal-Tile has been named as a potentially responsible party under the federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state statutes with respect to the disposal of certain hazardous substances at various other sites in the United States including, without limitation, the Salford Quarry Superfund Site and the North Penn 6 Superfund Site. Based on available information, the Company believes that the ultimate allocation of costs associated with the investigation and remediation of these pending sites will not, in the aggregate, have a material adverse effect on it.

Numerous aspects of the Company’s manufacturing operations require expenditures for environmental compliance. For example, the manufacture of carpet and tile require expenditures for compliance with laws and regulations governing air emissions, wastewater discharges, and the generation of solid and hazardous waste, including the installation of new air pollution control equipment at various facilities in the Dal-Tile segment. Many of these manufacturing processes also require expenditures in order to comply with Occupational Safety and Health Administration (“OSHA”) regulations with respect to potential employee exposure including operations that result in the accumulation of dust that contains silica. Expenditures required for compliance activities associated with environmental and OSHA compliance have not had, and are not expected to have, a material adverse effect on the Company.

In addition, in light of the lengthy manufacturing history of the Company’s facilities, it is possible that additional environmental issues and related matters may arise relating to past activities which the Company cannot now reliably predict, including tort liability and liability under environmental laws. For example, a number of the Company’s facilities in the Dal-Tile segment located in the United States used in the past lead compounds in glaze materials. The Company’s Mexican facilities continue to use lead compounds in their glaze materials on certain specially ordered tiles. Significant exposure to lead compounds may have adverse health effects. Although it is impossible to quantify the Company’s liability, if any, in respect of these matters, including liability to individuals exposed to lead compounds, no claims relating to use of lead compounds or waste disposal matters are pending against it except as set forth above. In addition, the Company cannot now reliably predict the effect which future environmental regulation in the United States, Mexico and Canada could have on it.

Item 2.    Changes in Securities

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on May 16, 2002, at which time stockholders were asked to elect a class of directors to serve a three-year term beginning in 2002 and to approve the Company’s 2002 Long-Term Incentive Plan.

John F. Fiedler, Jeffrey S. Lorberbaum and Robert N. Pokelwaldt were elected Class I directors of the Company for a term expiring in 2005. Mr. Fiedler was elected by stockholders owning 61,789,988 shares of common stock, with stockholders owning 264,366 shares withholding authority. Mr. Lorberbaum was elected by stockholders owning 55,771,524 shares of common stock, with stockholders owning 6,282,830 shares withholding authority. Mr. Pokelwaldt was elected by stockholders owning 61,597,635 shares of common stock, with stockholders owning 456,719 shares withholding authority. There were no broker nonvotes with respect to any election. Messrs Leo Benatar, Bruce C. Bruckmann, David L. Kolb, Larry W. McCurdy, Sylvestor H. Sharpe and W. Christopher Wellborn continued their terms of office as directors.

The proposal to approve the Mohawk Industries, Inc. 2002 Long-Term Incentive Plan was approved by stockholders owning 41,456,267 shares of common stock, with stockholders owning 20,093,211 shares withholding authority and stockholders owning 504,876 shares abstaining. There were no broker non-votes.

Item 5.    Other Information

None.

Item 6.     Exhibits and Reports on Form 8-K

No.	Description

(a)	Exhibits
(b)	Reports on Form 8-K

Current Report on Form 8-K: First quarter earnings press release, dated April 15, 2002.
Current Report on Form 8-K: Press release announcing the extension of an exchange offer for Mohawk Industries, Inc. 6.50% notes due 2007, dated June 6, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOHAWK INDUSTRIES, INC.

Dated: August 9, 2002	By:	/s/ Jeffrey S. Lorberbaum
JEFFREY S. LORBERBAUM, President and Chief Executive Officer (principal executive officer)

Dated: August 9, 2002	By:	/s/ John D. Swift
JOHN D. SWIFT, Chief Financial Officer, Vice President-Finance and Assistant Secretary (principal financial and accounting officer)