Form 10-Q
period 2002-09-28
MOHAWK INDUSTRIES INC
filed 2002-11-08
CIK 851968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number
01-19826

MOHAWK INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-1604305 (I.R.S. Employer Identification No.)

P. O. Box 12069, 160 S. Industrial Blvd., Calhoun, Georgia (Address of principal executive offices)	30701 (Zip Code)

Registrant’s telephone number, including area code: (706) 629-7721

             Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

             The number of shares outstanding of the issuer’s classes of capital stock as of November 4, 2002, the latest practicable date, is as follows: 66,343,930 shares of Common Stock, $.01 par value.

MOHAWK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
(In thousands)
(Unaudited)

	September 28, 2002	December 31, 2001

Current assets:

Receivables	$569,567	404,875

Inventories	742,647	531,405

Prepaid expenses	22,732	24,884

Deferred income taxes	83,056	70,058

Total current assets	1,418,002	1,031,222

Property, plant and equipment, at cost	1,549,890	1,277,719

Less accumulated depreciation and amortization	706,108	658,016

Net property, plant and equipment	843,782	619,703

Goodwill	1,277,453	109,167

Other intangible assets	146,700	—

Other assets	19,216	8,393

Total assets	$3,705,153	1,768,485

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	September 28, 2002	December 31, 2001

Current liabilities:

Current portion of long-term debt	$42,366	158,366
Accounts payable and accrued expenses	681,299	423,495

Total current liabilities	723,665	581,861

Deferred income taxes	164,572	84,955
Long-term debt, less current portion	903,104	150,067
Other long-term liabilities	16,318	3,051

Total liabilities	1,807,659	819,934

Stockholders’ equity:
Preferred stock, $.01 par value; 60 shares authorized; no shares issued	—	—

Common stock, $.01 par value; 150,000 shares authorized; 76,279 and 61,408 shares issued in 2002 and 2001, respectively	763	614
Additional paid-in capital	1,000,619	197,247
Retained earnings	1,147,412	947,123
Accumulated other comprehensive loss	(5,855)	(2,837)

	2,142,939	1,142,147

Less treasury stock at cost, 9,829 and 8,715 shares in 2002 and 2001, respectively	245,445	193,596

Total stockholders’ equity	1,897,494	948,551

Total liabilities and stockholders’ equity	$3,705,153	1,768,485

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended

	September 28, 2002	September 29, 2001

Net sales	$1,224,403	907,850

Cost of sales	883,746	688,426

Gross profit	340,657	219,424

Selling, general and administrative expenses	197,779	127,016

Operating income	142,878	92,408

Other expense (income):
Interest expense	16,426	6,869
Other expense	3,681	1,629
Other income	(2,793)	(578)

	17,314	7,920

Earnings before income taxes	125,564	84,488

Income taxes	44,004	28,761

Net earnings	$81,560	55,727

Basic earnings per share	$1.22	1.06

Weighted-average common shares outstanding	66,824	52,412

Diluted earnings per share	$1.21	1.05

Weighted-average common and dilutive potential common shares outstanding	67,683	53,211

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)
(Unaudited)

	Nine Months Ended

	September 28, 2002	September 29, 2001

Net sales	$3,318,860	2,550,147

Cost of sales	2,424,422	1,937,247

Gross profit	894,438	612,900

Selling, general and administrative expenses	538,229	383,326

Operating income	356,209	229,574

Other expense (income):
Interest expense	42,377	24,053
Other expense	6,036	5,724
Other income	(6,145)	(1,630)

	42,268	28,147

Earnings before income taxes	313,941	201,427

Income taxes	113,653	72,028

Net earnings	$200,288	129,399

Basic earnings per share	$3.19	2.47

Weighted-average common shares outstanding	62,855	52,347

Diluted earnings per share	$3.13	2.44

Weighted-average common and dilutive potential common shares outstanding	64,086	53,021

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended

	September 28, 2002	September 29, 2001

Cash flows from operating activities:
Net earnings	$200,288	129,399
Tax benefit on exercise of stock options	4,582	3,372
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	75,500	62,696
Loss on disposal of property, plant and equipment	2,422	1,164
Changes in operating assets and liabilities, net of effects of acquisition:
Receivables	(33,781)	(73,842)
Inventories	(79,854)	(1,623)
Accounts payable and accrued expenses	171,234	43,908
Other assets and prepaid expenses	6,040	13,407
Other liabilities	8,557	4,692

Net cash provided by operating activities	354,988	183,173

Cash flows from investing activities:
Additions to property, plant and equipment, net	(74,072)	(40,953)
Acquisition-Dal-Tile	(717,638)	—

Net cash used in investing activities	(791,710)	(40,953)

Cash flows from financing activities:
Net change in revolving line of credit	80,534	(118,526)
Proceeds from issuance of senior notes	700,000	—
Proceeds from bridge credit facility	600,000	—
Repayment of bridge credit facility	(600,000)	—
Net change in asset securitizations	(191,000)	13,896
Redemption of acquisition indebtedness	(127,564)	—
Payment on term loans	(26,494)	(26,494)
Redemption of IRBs and other, net	(1,003)	(918)
Change in outstanding checks in excess of cash	10,478	(9,073)
Acquisition of treasury stock	(51,900)	(8,157)
Common stock transactions	43,671	7,052

Net cash provided by (used in) financing activities	436,722	(142,220)

Net change in cash	—	—
Cash, beginning of year	—	—

Cash, end of year	$—	—

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

2.       Acquisitions

         On March 20, 2002, the Company acquired all of the outstanding capital stock of Dal-Tile International Inc. (“Dal-Tile”), a leading manufacturer and distributor of ceramic tile in the United States, for approximately $1,468,325, consisting of approximately 12,900 shares of the Company’s common stock, options to purchase approximately 2,100 shares of the Company’s common stock and approximately $717,638 in cash, including direct acquisition costs. The Company’s common stock and options were valued at approximately $750,687 based on the measurement date stock price of $55.04 per share ($710,420) and the estimated fair value of the options using the Black-Scholes option-pricing model ($40,267). The acquisition was accounted for by the purchase method and, accordingly, the results of operations of Dal-Tile have been included in the Company’s consolidated financial statements from March 20, 2002. The purchase price was allocated to the assets acquired and liabilities assumed based upon the estimated fair values at the date of acquisition. The trademark value was established based upon an independent appraisal. The excess of the purchase price over the fair value of the net identifiable assets acquired of approximately $1,168,286 was recorded as goodwill. None of the goodwill is expected to be deductible for income tax purposes. The primary reasons for the acquisition included:

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

         In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Asset ( “SFAS No. 142”), goodwill recorded in the Dal-Tile acquisition will not be amortized. Additionally, the Company determined that the trademark intangible assets have indefinite useful lives because they are expected to generate cash flows indefinitely. Goodwill and the trademark intangible assets will be subject to annual impairment testing.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
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

         The following pro forma financial information presents the combined results of operations of Mohawk and Dal-Tile as if the acquisition had occurred at the beginning of 2002 and 2001, after giving effect to certain adjustments, including increased interest expense on debt related to the acquisition, the elimination of goodwill amortization and related income tax effects. The pro forma information does not necessarily reflect the results of operations that would have occurred had Mohawk and Dal-Tile constituted a single entity during such periods. The following table discloses the results for the periods ended:

	Three Months Ended		Nine Months Ended

	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001

Net sales	$1,224,403	1,179,439	3,554,904	3,334,030
Net earnings	81,560	70,556	210,645	168,764
Basic earnings per share	1.22	1.05	3.12	2.52
Diluted earnings per share	1.21	1.04	3.07	2.50

3.       Receivables

         Receivables are as follows:

	September 28, 2002	December 31, 2001

Customers, trade	$653,601	479,219
Other	4,285	5,037

	657,886	484,256
Less allowance for discounts, returns, claims and doubtful accounts	88,319	79,381

Net receivables	$569,567	404,875

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(In thousands)
(Unaudited)

4.       Inventories

         The components of inventories are as follows:

	September 28, 2002	December 31, 2001

Finished goods	$459,932	287,525
Work in process	79,796	68,088
Raw materials	202,919	175,792

Total inventories	$742,647	531,405

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

         The following table discloses the Company’s earnings, assuming it excluded goodwill amortization for the periods ended:

	Three Months Ended		Nine Months Ended

	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001

Net earnings	$81,560	55,727	200,288	129,399
Add back:
Goodwill amortization, net of income taxes	—	506	—	1,516

Adjusted net earnings	$81,560	56,233	200,288	130,915

Basic earnings per share	$1.22	1.06	3.19	2.47
Add back:
Goodwill amortization, net of income taxes	—	.01	—	.03

Adjusted basic earnings per share	$1.22	1.07	3.19	2.50

Diluted earnings per share	$1.21	1.05	3.13	2.44
Add back: Goodwill amortization net of income taxes	—	.01	—	.03

Adjusted diluted earnings per share	$1.21	1.06	3.13	2.47

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(In thousands)
(Unaudited)

6.       Accounts payable and accrued expenses

         Accounts payable and accrued expenses are as follows:

	September 28, 2002	December 31, 2001

Outstanding checks in excess of cash	$49,501	45,012
Accounts payable, trade	282,235	171,620
Accrued expenses	233,414	132,944
Accrued compensation	116,149	73,919

Total accounts payable and accrued expenses	$681,299	423,495

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

         The Company maintains a risk management strategy that uses derivatives to minimize significant, unanticipated earnings fluctuations caused by volatility in interest rates and natural gas prices. The Company formally documents all hedging instruments and hedging items, as well as its risk management objective and strategy for undertaking hedged items. This process includes linking all derivatives that are designated as fair value and cash flow hedges to specific assets or liabilities on the balance sheet or to forecasted transactions. The Company also formally assesses, both at inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair value or cash flows of hedged items. When it is determined that a derivative is not highly effective, the derivative expires, or is sold, terminated, or exercised, or the derivative is discontinued because it is unlikely that a forecasted transaction will occur, the Company discontinues hedge accounting for that specific hedge instrument.

         At September 28, 2002, the Company held one interest rate swap agreement under which the Company pays a fixed percent of interest times the notional principal amount of $100,000 and receives in return an amount equal to a specified variable rate of interest times the same notional principal amount. The fixed interest rate per the agreement is 5.82%, which expires January 2, 2006. The average rate as of September 28, 2002 was approximately 1.8%. This agreement is considered highly effective as of September 28, 2002. The cumulative fair value of the agreement as of September 28, 2002 was a liability of approximately $10,474, which was recorded in long-term liabilities with the offset to other comprehensive loss, net of applicable income taxes.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(In thousands)
(Unaudited)

         At September 28, 2002, the Company had natural gas futures contracts outstanding with an aggregate notional amount of approximately 2,450 Million British Thermal Units (“MMBTU”). The cumulative fair value of the agreement as of September 28, 2002 was an asset of approximately $796, which was recorded in short and long-term liabilities with the offset to other comprehensive income, net of applicable income taxes. This agreement is considered highly effective as of September 28, 2002.

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

         During the second quarter of 2002, the Company replaced one of its accounts receivable securitization facilities, which allowed it to borrow up to $75,000, secured by the Dal-Tile segment trade receivables. This facility is renewed annually. At September 28, 2002, a total of approximately $9,000 was outstanding under this facility and was secured by approximately $144,600 of trade receivables. The agreement has been recorded as an on-balance sheet financing transaction.

9.       Treasury stock

         The Company’s Board of Directors has authorized the repurchase of up to 15,000 shares of its outstanding common stock. During the third quarter of 2002, the Company repurchased approximately 1,128 shares at an aggregate cost of approximately $51,900. Since the inception of the program, a total of approximately 10,121 shares have been repurchased at an aggregate cost of approximately $253,167. All of these repurchases have been financed through the Company’s operations and banking arrangements.

10.      Comprehensive income

         Comprehensive income is as follows:

	Three Months Ended		Nine Months Ended

	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001

Net earnings	$81,560	55,727	200,288	129,399
Other comprehensive income (loss):
Unrealized loss on derivative instruments, net of income taxes	(1,474)	(4,000)	(3,018)	(4,617)

Comprehensive income	$80,086	51,727	194,433	124,782

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(In thousands)
(Unaudited)

11.      Earnings per share

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

	Three Months Ended		Nine Months Ended

	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001

Net earnings	$81,560	55,727	200,288	129,399

Weighted-average common and dilutive potential common shares outstanding:

Weighted-average common shares outstanding	66,824	52,412	62,855	52,347

Add weighted-average dilutive potential common shares - options to purchase common shares, net	859	799	1,231	674

Weighted-average common and dilutive potential common shares outstanding	67,683	53,211	64,086	53,021

Basic earnings per share	$1.22	1.06	3.19	2.47

Diluted earnings per share	$1.21	1.05	3.13	2.44

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(In thousands)
(Unaudited)

12.      Condensed Consolidated Statements of Cash Flows information

         Supplemental disclosures of cash flow information are as follows:

	Nine Months Ended

	September 28, 2002	September 29, 2001

Net cash paid during the period for:
Interest	$15,899	27,084

Income taxes	$25,982	57,541

Supplemental schedule of non-cash investing and financing activities:
Fair value of assets acquired in acquisition	$1,865,225	—
Liabilities assumed in acquisition	(396,900)	—
Issuance of common stock and options in acquisition	(750,687)	—

Cash paid in acquisition	$717,638	—

13.      Commitments and contingencies

         The Company is involved in routine litigation from time to time in the regular course of its business. Except as noted below, there are no material legal proceedings pending or known to be contemplated to which the Company is a party or to which any of its property is subject.

         The Company is a party to two consolidated lawsuits captioned Gaehwiler v. Sunrise Carpet Industries, Inc. et al. and Patco Enterprises, Inc. v. Sunrise Carpet Industries, Inc. et al., both of which were filed in the Superior Court of the State of California, City and County of San Francisco, in 1996. Both complaints were brought on behalf of a purported class of indirect purchasers of polypropylene carpet in the State of California and seek damages for alleged violations of California antitrust and unfair competition laws. In February 1999, similar complaints were filed in the Superior Court of the State of California, City and County of San Francisco, on behalf of a purported class based on indirect purchasers of nylon carpet in the State of California and allege violations of California antitrust and unfair competition laws. The complaints described above did not specify any specific amount of damages but did request injunctive relief and treble damages plus reimbursement for fees and costs. The Company settled the lawsuit during the third quarter of 2002.

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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(In thousands)
(Unaudited)

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

         In addition, in light of the lengthy manufacturing history of the Company’s facilities, it is possible that additional environmental issues and related matters may arise relating to past activities which the Company cannot now reliably predict, including tort liability and liability under environmental laws. Also, the Company cannot now reliably predict the effect which future environmental regulation in the United States, Mexico and Canada could have on it.

14.      Segment reporting

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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(In thousands)
(Unaudited)

Segment information is as follows:

	Three Months Ended		Nine Months Ended

	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001

Net sales:
Mohawk	$927,065	907,850	2,703,738	2,550,147
Dal-Tile	297,338	—	615,122	—

Consolidated net sales	$1,224,403	907,850	3,318,860	2,550,147

Operating income:
Mohawk	$96,890	92,838	264,419	232,722
Dal-Tile	47,791	—	96,928	—
Corporate and eliminations	(1,803)	(430)	(5,138)	(3,148)

Consolidated operating income	$142,878	92,408	356,209	229,574

	As of

	September 28, 2002	December 31, 2001

Assets:
Mohawk	$1,733,632	1,656,813
Dal-Tile	1,839,261	—
Corporate and eliminations	132,260	111,672

Consolidated assets	$3,705,153	1,768,485

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

         On March 20, 2002, the Company acquired all of the outstanding capital stock of Dal-Tile International Inc. (“Dal-Tile”), a leading manufacturer and distributor of ceramic tile in the United States, for approximately $1,469 million, consisting of approximately 12.9 million shares of the Company’s common stock, options to purchase approximately 2.1 million shares of the Company’s common stock and $718 million in cash. The Company’s common stock and options were valued at approximately $751 million based on the measurement date stock price of $55.04 per share ($710.4 million) and the estimated fair value of options using the Black-Scholes option-pricing model ($40.3 million). The acquisition was accounted for by the purchase method and, accordingly, the results of operations of Dal-Tile have been included in the Company’s consolidated financial statements from March 20, 2002. The purchase price was allocated to the assets acquired and the liabilities assumed based upon estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net identifiable assets acquired of approximately $1,168.3 million was recorded as goodwill. The primary reasons for the acquisition included:

•	the ability to combine Mohawk’s current efforts in the hard-flooring business with Dal-Tile’s larger, more established ceramic tile and natural stone business;

•	the opportunity to use Mohawk and Dal-Tile’s existing distribution channels to increase sales of both carpets and hard floorcoverings;

•	the potential to reduce overhead and other costs by adding Dal-Tile’s distribution network to Mohawk’s logistical and distribution system;

•	the potential to reduce manufacturing costs and increase quality by identifying manufacturing best practices; and

•	the potential to reduce general, adminis.trative, overhead and other miscellaneous costs by spreading fixed costs over a larger business.

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

•
reported amounts of expenses in the Company’s Consolidated Statements of Earnings during the reporting periods. These estimates involve judgments with respect to, among other things, future economic factors that are difficult to predict and are beyond management’s control. As a result, actual amounts could differ from these estimates.

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

         The Company believes the following accounting policies require it to use more significant judgments and estimates in preparing its financial statements and could represent critical accounting policies as defined by the SEC. The Company discusses its significant accounting policies, including those that do not require management to make difficult, subjective, or complex judgments or estimates, in Note 1 to the Consolidated Financial Statements of its 2001 Annual Report on Form 10-K.

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

Results of Operations

Quarter Ended September 28, 2002 as Compared with Quarter Ended September 29, 2001

         Net sales for the quarter ended September 28, 2002 were $1,224.4 million, reflecting an increase of $316.6 million, or approximately 34.9%, from the $907.9 million reported in the quarter ended September 29, 2001. The increased net sales are attributable to the Dal-Tile acquisition and internal growth of the Mohawk segment product lines. The Mohawk segment recorded net sales of $927.1 million in the current quarter compared to $907.9 million in 2001, representing an increase of $19.2 million or approximately 2.1%. The growth was primarily attributable to hard surface products. The Dal-Tile segment recorded net sales of $297.3 million in the current quarter. The Dal-Tile results are not included in the Company’s consolidated financial statements prior to the March 20, 2002 acquisition. However, when the third quarter of 2002 Dal-Tile net sales are compared to Dal-Tile’s 2001 net sales (after reclassifications are made to conform to Mohawk’s presentation), an increase of $25.7 million or approximately 9.5% from the $271.6 million for the quarter was realized.

         Gross profit for the third quarter of 2002 was $340.7 million (27.8% of net sales) and represented an increase from gross profit of $219.4 million (24.2% of net sales) for the prior year’s third quarter. Gross profit as a percentage of net sales in the current quarter was favorably impacted when compared to the third quarter of 2001 by Dal-Tile’s higher gross profit percentage and improved manufacturing efficiencies.

         Selling, general and administrative expenses for the current quarter were $197.8 million (16.2% of net sales) compared to $127.0 million (14.0% of net sales) for the prior year’s third quarter. The increased percentage was attributable to the Dal-Tile segment which has higher selling, general and administrative expenses, but also has higher gross profit as a percentage of net sales. When the Mohawk and Dal-Tile segments third quarter 2002 selling, general and administrative costs as a percentage of net sales are individually compared to the third quarter of 2001, the Dal-Tile segment reflected improvement while the

Mohawk segment remained unchanged. The improvements were due to better control of operating costs as net sales increased.

         Operating income for the current quarter was $142.9 million (11.7% of net sales) compared to $92.4 million (10.2% of net sales) in the third quarter of 2001. Operating income attributable to the Mohawk segment was $96.9 million (10.5% of segment net sales) in the third quarter of 2002 compared to $92.8 million (10.2% of segment net sales) in the third quarter of 2001. Operating income attributable to the Dal-Tile segment was $47.8 million (16.1% of segment net sales) in the third quarter of 2002. Prior to the acquisition of Dal-Tile, operating income for the third quarter of 2001 (after reclassifications to conform to Mohawk’s presentation) was $40.8 million (15.0% of segment net sales).

         Interest expense for the third quarter of 2002 was $16.4 million compared to $6.9 million in the third quarter of 2001. The increase in interest expense was attributable to additional debt incurred in March 2002 to finance the acquisition of Dal-Tile and an increase in the average borrowing rate due to a change in the mix of fixed rate and variable rate debt, when compared to the third quarter of 2001.

         Income tax expense was $44.0 million, or 35% of earnings before income taxes for the third quarter of 2002 compared to $28.8 million, or 34% of earnings before income taxes for the prior year’s third quarter. The effective income tax rate was reduced when compared to the first half of 2002 and 2001, by the realization of tax credits during the third quarter of 2002 and 2001, respectively.

Nine Months Ended September 28, 2002 as Compared with Nine Months Ended September 29, 2001

         Net sales for the first nine months ended September 28, 2002 were $3,318.9 million, reflecting an increase of $768.7 million, or approximately 30.1%, from the $2,550.1 million reported in the nine months ended September 29, 2001. The increased net sales was attributable to the Dal-Tile acquisition and internal growth of the Mohawk segment product lines. The Mohawk segment recorded net sales of $2,703.7 million in the first nine months of 2002 compared to $2,550.1 million in the first nine months of 2001, representing an increase of $153.6 million or approximately 6.0%. The growth was attributable to all segment product lines. Since the completion of the Dal-Tile acquisition the Dal-Tile segment recorded net sales of $615.1 million in the first nine months of 2002. A comparison of net sales for the Dal-Tile segment’s first nine months of 2002 and 2001, in each case including Dal-Tile’s net sales (after reclassifications to conform to Mohawk’s presentation) prior to the acquisition, shows an increase of $67.3 million, or approximately 8.6%, from $783.9 million to $851.2 million.

         Gross profit for the nine months ended September 28, 2002 was $894.4 million (27.0% of net sales) and represented an increase from the gross profit of $612.9 million (24.0% of net sales) for the prior year’s nine month period. Gross profit as a percentage of net sales for the first nine months was favorably impacted when compared to the prior year first nine months due to the Dal-Tile acquisition and improved manufacturing efficiencies.

         Selling, general and administrative expenses for the first nine months were $538.2 million (16.2% of net sales) compared to $383.3 million (15.0% of net sales) for the prior year’s first nine months. The increased percentage was attributable to the Dal-Tile segment which has higher selling, general and administrative expenses but also has higher gross profit as a percentage of net sales. The Mohawk and Dal-Tile (including selling, general and administrative costs prior to the acquisition of Dal-Tile) segments selling, general and administrative expenses reflected improvements over the first nine months of 2001, when compared to the first nine months of 2002. The improvements were due to better control of operating costs as net sales increased.

         Operating income for the first nine months was $356.2 million (10.7% of net sales) compared to $229.6 million (9.0% of net sales) in the first nine months of 2001. Operating income attributable to the Mohawk segment was $264.4 million (9.8% of segment net sales) in the first nine months of 2002 compared to $232.7 million (9.1% of segment net sales) in the first nine months of 2001. Operating income attributable to the Dal-Tile segment was $96.9 million (15.8% of segment net sales) in 2002. A comparison of operating income for the Dal-Tile segment’s first nine months of 2002 and 2001, in each case including Dal-Tile’s operating income (after reclassifications to conform to Mohawk’s presentation) prior to the acquisition, shows an increase of $13.9 million, or approximately 12.2%, from $114.8 million (14.6% of segment net sales) to $128.7 million (15.1% of segment net sales).

         Interest expense for the first nine months of 2002 was $42.4 million compared to $24.1 million for the first nine months of 2001. The increase in interest expense was attributable to additional debt incurred in March 2002 to finance the acquisition of Dal-Tile and an increase in the average borrowing rate due to a change in the mix of fixed rate and variable rate debt, when compared to the first nine months of 2001.

         Income tax expense was $113.7 million, or 36.2% of earnings before income taxes for the first nine months of 2002 compared to $72.0 million, or 35.8% of earnings before income taxes for the prior years first nine month period. The effective income tax rate was reduced when compared to the first half of 2002 and 2001, respectively, by the realization of tax credits.

Liquidity and Capital Resources

         The Company’s primary capital requirements are for working capital, capital expenditures and acquisitions. The Company’s capital needs are met primarily through a combination of internally generated funds, bank credit lines, term and senior notes, the sale of receivables and credit terms from suppliers.

         The level of accounts receivable increased from $404.9 million at the beginning of 2002 to $569.6 million at September 28, 2002. The $164.7 million increase was primarily attributable to the acquisition of Dal-Tile and sales growth. Inventories increased from $531.4 million at the beginning of 2002 to $742.6 million at September 28, 2002, due primarily to the Dal-Tile acquisition and to support seasonal sales increases.

         The outstanding checks in excess of cash represent trade payables checks that have not yet cleared the bank. When the checks clear the bank, they are funded by the revolving credit facility. This policy does not impact any liquid assets on the balance sheet.

         Capital expenditures totaled $74.1 million (excluding the acquisition of Dal-Tile) for the first nine months of 2002. Capital expenditures were incurred primarily to modernize and expand manufacturing facilities and equipment. The Company’s capital projects are primarily focused on increasing capacity, improving productivity and reducing costs. Capital spending during the remainder of 2002 for both Mohawk and Dal-Tile combined, excluding acquisitions, is expected to range from $61 million to $71 million, and will be used primarily to purchase equipment and to add manufacturing capacity.

         At September 28, 2002, the Company had credit facilities of $450 million under its revolving credit line and $55 million under various short-term uncommitted credit lines. All of these lines are unsecured. At September 28, 2002, a total of approximately $352 million was unused under these lines compared to $449 million available at December 31, 2001. The reduction in availability was primarily a result of the Dal-Tile acquisition.

         The Company has two trade accounts receivable securitization agreements enabling it to borrow up to $205 million through the Mohawk segment and up to $75 million through its Dal-Tile segment. Each securitization is secured by the respective segment trade receivables and is renewable annually. At September 28, 2002, the Company had $205 million available under the Mohawk segment facility and approximately $9.0 million was outstanding with $66 million available under the Dal-Tile segment facility, which was secured by approximately $144.6 million of trade receivables. Both agreements have been recorded as on-balance sheet financing transactions.

         The Company’s debt structure also includes a combination of variable rate industrial revenue bonds and fixed rate term notes and senior notes. The industrial revenue bonds mature beginning in 2004 through 2019 and the term and senior notes mature through 2012. The industrial revenue bonds are backed by unsecured letters of credit. The term and senior notes are also unsecured. The aggregate principal amount of industrial revenue bonds, term and senior notes was $817.8 million at September 28, 2002.

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

         The Company’s Board of Directors has authorized the repurchase of up to 15 million shares of its outstanding common stock. Management believes that there are times when the repurchase of the Company’s common stock provides a more attractive return on investment of the Company’s resources than other investment alternatives. The Company may repurchase stock from time to time when conditions and circumstances warrant. During the third quarter of 2002, the Company repurchased 1.1 million shares at an aggregate cost of approximately $51.9 million. Since the inception of the program, a total of approximately 10.1 million shares have been repurchased at an aggregate cost of approximately $253.2 million. All repurchases have been financed through the Company’s operations and revolving line of credit.

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

         In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Exit or Disposal Activities”. SFAS No. 146 will be effective for the Company for disposal activities initiated after December 31, 2002. SFAS No. 146 is not expected to materially impact the Company’s consolidated financial statements.

Impact of Inflation

         Inflation affects the Company’s manufacturing costs and operating expenses. The carpet and tile industries have experienced inflation in the prices of raw materials and fuel-related costs. In the past, the Company has generally passed along these price increases to its customers and has been able to enhance productivity to offset increases in costs resulting from inflation in both the United States and Mexico.

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

         The industry is highly competitive. The Company faces competition from a large number of domestic and foreign manufacturers and independent distributors of floorcovering products. Some of its existing and potential competitors may have greater resources and access to capital than it does. Maintaining the Company’s competitive position may require it to make substantial investments in its product development efforts, manufacturing facilities, distribution network and sales and marketing activities. Competitive pressures may also result in decreased demand for its products and in the loss of market share. In addition, the Company faces, and will continue to face, pressure on sales prices of its products from competitors, as well as from large customers. As a result of any of these factors, there could be a material adverse effect on the Company’s sales and profitability.

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

         The Company’s business is dependent upon a continuous supply of raw materials from third party suppliers. The principal raw materials used in its manufacturing operations include: nylon fiber and polypropylene resin, which are used exclusively in its carpet and rug business; talc, clay, impure nepheline syenite, pure nepheline syenite and various glazes, including frit (ground glass), zircon and stains, which are used exclusively in its ceramic tile business; and other materials.The Company purchases all of its impure nepheline syenite requirements from Minnesota Mining and Manufacturing Company and all of its pure nepheline syenite requirements from Unimin Corporation. Unimin is the only major supplier of pure nepheline syenite in North America. An extended interruption in the supply of these or other raw materials used in the Company’s business or in the supply of suitable substitute materials would disrupt the Company’s operations, which could have a material adverse effect on its business, financial condition and results of operations.

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

Forward-Looking Information

         Certain of the matters discussed in the preceding pages, particularly regarding anticipation of future financial performance, business prospects, growth and operating strategies, proposed acquisitions, new products and similar matters, and those preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates” or similar expressions constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended. For those statements, Mohawk claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Those statements are based on assumptions regarding the Company’s ability to maintain its sales growth and gross margins and to control costs. These or other assumptions could prove inaccurate and therefore, there can be no assurance that the “forward-looking statements” will prove to be accurate. Forward-looking statements involve a number of risks and uncertainties. The following important factors, in addition to those discussed elsewhere in this document, affect the future results of Mohawk and could cause those results to differ materially from those expressed in the forward-looking statements: materially adverse changes in economic conditions generally in the carpet, rug, ceramic tile and other floorcovering markets served by Mohawk; the successful integration of Dal-Tile into Mohawk’s business; competition from other carpet, rug, ceramic tile and floorcovering manufacturers; raw material prices; declines in residential or commercial construction activity; timing and level of capital expenditures; the successful integration of acquisitions, including the challenges inherent in diverting Mohawk management’s attention and resources from other strategic matters and from operational matters for an extended period of time; the successful introduction of new products; the successful rationalization of existing operations; and other risks identified from time to time in the Company’s SEC reports and public announcements. Any forward-looking statements represent Mohawk ’s estimates only as of the date of this report and should not be relied upon as representing Mohawk’s estimates as of any subsequent date. While Mohawk may elect to update forward-looking statements at some point in the future, Mohawk specifically disclaims any obligation to do so, even if Mohawk’s estimates change.

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

         At September 28, 2002, the Company held one interest rate swap agreement under which the Company pays a fixed percent of interest times the notional principal amount of $100 million and receives in return an amount equal to a specified variable rate of interest times the same notional principal amount. The fixed interest rate per the agreement is 5.82%, which expires January 2, 2006. The average rate as of September 28, 2002 was 1.85%. This agreement is considered highly effective as of September 28, 2002. The cumulative fair value of the agreement as of September 28, 2002 was a liability of approximately $10.5 million, which was recorded in long-term liabilities with the offset to other comprehensive loss, net of applicable income taxes.

         At September 28, 2002, the Company had natural gas futures contracts outstanding with an aggregate notional amount of approximately 2.5 million MMBTU. The cumulative fair value of the agreement as of September 28, 2002 was an asset of approximately $.8 million, which was recorded in short and long-term liabilities with the offset to other comprehensive income, net of applicable income taxes. This agreement is considered highly effective as of September 28, 2002.

Item 4. Controls and Procedures

         Within ninety (90) days prior to the date of this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer (“CEO”), and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective in bringing to their attention material information relating to the Company required to be included in the Company’s periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the most recent evaluation conducted by the CEO and CFO.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         The Company is involved in routine litigation from time to time in the regular course of its business. Except as noted below, there are no material legal proceedings pending or known to be contemplated to which the Company is a party or to which any of its property is subject.

         The Company is a party to two consolidated lawsuits captioned Gaehwiler v. Sunrise Carpet Industries, Inc. et al. and Patco Enterprises, Inc. v. Sunrise Carpet Industries, Inc. et al., both of which were filed in the Superior Court of the State of California, City and County of San Francisco, in 1996. Both complaints were brought on behalf of a purported class of indirect purchasers of polypropylene carpet in the State of California and seek damages for alleged violations of California antitrust and unfair competition laws. In February 1999, similar complaints were filed in the Superior Court of the State of California, City and County of San Francisco, on behalf of a purported class based on indirect purchasers of nylon carpet in the State of California and allege violations of California antitrust and unfair competition laws. The complaints described above did not specify any specific amount of damages but did request injunctive relief and treble damages plus reimbursement for fees and costs. The Company settled the lawsuit during the third quarter of 2002.

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

         In addition, in light of the lengthy manufacturing history of the Company’s facilities, it is possible that additional environmental issues and related matters may arise relating to past activities which the Company cannot now reliably predict, including tort liability and liability under environmental laws. Also, the Company cannot now reliably predict the effect which future environmental regulation in the United States, Mexico and Canada could have on it.

Item 2. Changes in Securities

         None.

Item 3. Defaults Upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders

         None.

Item 5. Other Information

         None.

Item 6. Exhibits and Reports on Form 8-K

No.         Description

(a)         Exhibits

(b)         Reports on Form 8-K

Current Report on Form 8-K: Press release commenting on a complaint filed by Pergo Inc., dated July 3, 2002.

Current Report on Form 8-K: Press release announcing the signing of sworn statements by the Principal Executive Officer and Principal Financial and Accounting Officer, dated July 9, 2002.

Current Report on Form 8-K: Second quarter earnings press release, dated July 15, 2002.

Current Report on Form 8-K: Press release commenting on revised estimates for the third and fourth quarters of 2002, dated September 26, 2002.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOHAWK INDUSTRIES, INC
Dated: November 8, 2002	By:	/s/ JEFFREY S. LORBERBAUM

JEFFREY S. LORBERBAUM, President and Chief Executive Officer (principal executive officer)

Dated: November 8, 2002	By:	/s/ JOHN D. SWIFT

JOHN D. SWIFT, Chief Financial Officer, Vice President-Finance and Assistant Secretary (principal financial and accounting officer)

CERTIFICATIONS

I, Jeffrey S. Lorberbaum, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Mohawk Industries, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002	/s/ JEFFREY S. LORBERBAUM

Jeffrey S. Lorberbaum President and Chief Executive Officer

I, John D. Swift, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Mohawk Industries, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002	/s/JOHN D. SWIFT

John D. Swift Chief Financial Officer