Form 10-K
MOHAWK INDUSTRIES INC
filed 2003-02-25
CIK 851968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[Mark One]
[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ]     No [   ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes [ x ]     No [   ]

      The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant (45,299,684 shares) on June 28, 2002 (The last business day of the Registrant's most recently completed fiscal second quarter) was $2,787,289,557. The aggregate market value was computed by reference to the closing price of the Common Stock on such date.

      Number of shares of Common Stock outstanding as of February 24, 2003: 66,404,394 shares of Common Stock, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2003 Annual Meeting of Stockholders-Part III.

PART I

Item 1. Business

General

      Mohawk Industries, Inc. ("Mohawk" or the "Company", a term which includes the Company and its subsidiaries, including its primary operating subsidiaries, Mohawk Carpet Corporation, Aladdin Manufacturing Corporation and Dal-Tile International Inc. ("Dal-Tile")) is the leading producer of floorcovering products for residential and commercial applications in the United States. The Company is the second largest carpet and rug manufacturer, and a leading manufacturer, marketer and distributor of ceramic tile and natural stone, in the United States. On a pro forma basis after giving effect to the acquisition of Dal-Tile as if it had occurred on January 1, 2002, the Company had annual net sales in 2002 of approximately $4.8 billion.

      Through the Company's Mohawk segment, the Company designs, manufactures and markets carpet and rugs in a broad range of colors, textures and patterns and is a leading producer of woven and tufted broadloom carpet and rugs for principally residential applications. The Company also markets and distributes hardwood, laminate, vinyl and ceramic tile under its hardsurface line. The Company positions its products in all price ranges and emphasizes quality, style, performance and service. The Company is widely recognized through its premier brand names, which include "Mohawk," "Aladdin," "Mohawk Home," "Bigelow Commercial," "Custom Weave," "Durkan Commercial," "Durkan Patterned Carpets," "Goodwin Weavers," "Helios," "Horizon," "Karastan," "Karastan Contract," "ColorCenter," "Mohawk Commercial," "Floorscapes," "Newmark Rug," "World" and "WundaWeve." The Company markets and distributes its carpet and rug products through over 35,000 customers, which include primarily independent carpet retailers, home centers, mass merchandisers, department stores, commercial dealers and commercial end users. Some products are also marketed through private labeling programs. The Company's carpet and rug operations are vertically integrated from the extrusion of resin and post-consumer plastics into fiber, to the conversion of fiber into yarn and to the manufacture and shipment of finished carpet and rugs.

      Through the Company's Dal-Tile segment, the Company designs, manufactures and markets a broad line of wall, floor, quarry and mosaic tile products used in the residential and commercial markets for both new construction and remodeling. Most of the Company's ceramic tile products are marketed under the "Dal-Tile" and "American Olean" brand names. The Company's ceramic tile business is organized into three strategic business channels: contractors and retailers, independent distributors and home center retailers. The Company maintains over 220 sales service centers in the United States, Canada and Puerto Rico. The Company's independent distributor unit distributes the American Olean brand through approximately 200 independent distributor locations serving a variety of residential and commercial customers. The Company's home center retailer unit supplies products to more than 2,000 home center retail outlets operating in the do-it-yourself and buy-it-yourself markets. Each business unit has a dedicated sales force supporting that unit.

The Dal-Tile Acquisition

      On March 20, 2002, the Company acquired all of the outstanding capital stock of Dal-Tile, a leading manufacturer and distributor of ceramic tile in the United States for approximately $1,469 million, consisting of approximately 12.9 million shares of the Company's common stock, options to purchase approximately 2.1 million shares of the Company's common stock and $718 million in cash. The Company's common stock and options were valued at $751 million based on the measurement date stock price of $55.04 per share ($710.4 million) and the estimated fair value of options using the Black-Scholes option-pricing model ($40.3 million). The transaction has been accounted for using the purchase method of accounting and, accordingly, the results of operations of Dal-Tile have been included in the Company's consolidated financial statements from March 20, 2002. The purchase price was allocated to the assets acquired and liabilities assumed based upon estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net identifiable assets acquired of approximately $1,168.3 million was recorded as goodwill. The primary reasons for the acquisition included:

  the ability to combine Mohawk's current efforts in the hard-flooring business with Dal-Tile's larger, more established ceramic tile and natural stone business;
  the opportunity to use Mohawk and Dal-Tile's existing distribution channels to increase sales of both carpets and hard floorcoverings;
  the potential to reduce overhead and other costs by adding Dal-Tile's distribution network to Mohawk's logistical and distribution system;
  the potential to reduce manufacturing costs and increase quality by identifying manufacturing best practices; and
  the potential to reduce general, administrative, overhead and other miscellaneous costs by spreading fixed costs over a larger business.

      As a result of the Dal-Tile acquisition, the Company has determined that it has two operating segments, the Mohawk segment and the Dal-Tile segment. The Mohawk segment is comprised of all the product lines and operations that were the Company's prior to the Dal-Tile acquisition. The Dal-Tile segment is comprised of the Dal-Tile product lines and operations. Selected financial information for the Mohawk and Dal-Tile segments is set forth in Note 17 to the Consolidated Financial Statements.

Industry

      The floorcovering industry has grown from $12.4 billion in sales in 1992 to $20.2 billion in 2001. In 2001, the primary categories of the United States floorcovering industry were carpet and rugs (65%), ceramic tile (10%), vinyl and rubber (12%), hardwood (9%) and laminate (4%). Each of these categories has been positively impacted by:

  U.S. population growth, requiring new and renovated housing and commercial space;
  increasing average house size (up approximately 33% since 1980); and
  growth in vacation homes.

      Compound average growth rates for units sold (measured by square yards) for each of the floorcovering categories above for the period from 1992 through 2001, with the exception of the vinyl and rubber category, have exceeded the growth rate for both the gross domestic product of the United States and housing starts over the same period. During this period, the compound average growth rate was 4.5% for carpet and rugs, 9.6% for ceramic tile, 3.1% for vinyl and rubber and 8.1% for hardwood. Laminate, which is a relatively new product, experienced a compound average growth rate of 33.6% from 1996 through 2001.

      According to the most recent figures available from the United States Department of Commerce, worldwide carpet and rug sales volume of American manufacturers and their domestic divisions was 1.9 billion square yards in 2001. This volume represents a market in excess of approximately $12 billion. The overall level of sales in the carpet industry is influenced by a number of factors, including consumer confidence, spending for durable goods, interest rates, turnover in housing, the condition of the residential and commercial construction industries and the overall strength of the economy.

      Broadloom carpet, defined as carpet over six feet by nine feet in size, represented 78% of the amounts shipped by the industry in 2001. Tufted broadloom carpet, a category that refers to the manner of construction in addition to size, represented 84.2% of the broadloom industry volume shipped in 2001. The broadloom carpet industry has two primary markets, residential and commercial, with the residential market making up approximately 71% of industry amounts shipped in 2001 and the commercial market comprising approximately 29%. An estimated 48% of industry shipments are made in response to replacement demand, which usually involves exact yardage, or "cut order," shipments that typically provide higher profit margins than sales of carpet sold in full rolls. Because the replacement business generally involves higher quality carpet cut to order by the manufacturer, rather than the dealer, this business tends to be more profitable for manufacturers than the new construction business.

      The United States ceramic tile industry shipped 2.3 billion square feet, or $2.1 billion, in 2001. The compound average growth rate of dollar shipments was 7.1% from 1992 through 2001 for ceramic tile. Sales in the ceramic tile industry are influenced by the same factors that influence the carpet industry, including consumer confidence, spending for durable goods, interest rates, turnover in housing, the condition of the residential and commercial construction industries and the overall strength of the economy.

      The ceramic tile industry's two primary markets, residential applications and commercial applications, represent 61.8% and 36.1% of the industry total, respectively. Of the total residential market, 67% of the dollar shipments are for new construction.

Sales and Distribution

      Mohawk Segment.

      The Company designs, manufactures and markets hundreds of styles of carpet and rugs in a broad range of colors, textures and patterns. In addition, the Mohawk segment markets and distributes ceramic tile, laminate, hardwood and vinyl floor covering. The Mohawk segment positions its products in all price ranges and emphasizes quality, style, performance and service. The Company markets and distributes carpet and rugs through over 35,000 customers, which include independent carpet retailers, home centers, mass merchandisers, department stores, commercial dealers, and commercial end users. Some products are also marketed through private labeling programs.

      Sales to residential customers represent a significant portion of the total industry and the majority of the Company's carpet and rug sales. The Company's customers include independent retailers, department stores, mass merchandisers, retail groups and contractors.

      The Company has positioned its premier residential carpet and rug brand names across all price ranges. "Mohawk," "Custom Weave," "WundaWeve," "Galaxy," "Horizon," "Helios" and "Karastan" are positioned to sell primarily in the medium-to-high retail price range in the residential broadloom market, and these lines are also sold under private labels. These lines have substantial brand name recognition among carpet dealers and retailers with the "Karastan," and "Mohawk" brands having the highest consumer recognition in the industry. "Karastan" is the leader in the exclusive high-end market. The "Aladdin" and "World" brand names compete primarily in the low-to-medium retail price range.

      The Company offers marketing and advertising support through dealer programs like Karastan Gallery, ColorCenter and Floorscapes. These programs offer varying degrees of support to dealers in the form of sales and management training, merchandising systems, exclusive promotions and assistance in certain administrative functions such as consumer credit, advertising and insurance.

      The Company's sales forces are generally organized based on product type and sales channels in order to best serve each type of customer. A hub-and-spoke distribution network accomplishes the product distribution on a regional level. In this system, the Company's trucks generally deliver product from manufacturing and central distribution sites to regional warehouses. From there, it is shipped to retailers or to local distribution warehouses, then to retailers.

      The commercial customer base is divided into several channels: educational institutions, corporate office space, hospitality facilities, retail space and health care facilities. In addition, the Company produces and sells carpet for the export market, the federal government and other niche businesses. Different purchase decision makers and decision-making processes exist for each channel.

      The Company's "Aladdin" commercial brand is sold primarily through retail dealers to customers in the retail space, corporate office and other channels. These customers are more price conscious in their purchase decisions. The "Bigelow Commercial" brand is sold primarily to commercial office and retail channels through commercial flooring contractors. The "Karastan Contract" and "Durkan Commercial" brands are positioned primarily to service the medium to high-end fashion conscious customer in both the retail and corporate office channels. The "Mohawk Commercial" brand is marketed to customers in the educational institutional and health care facility channels that are performance oriented. The "Durkan Hospitality" brand specializes in carpet sold through the hospitality channel to hotels, resorts and casinos.

      The Company believes its ability to make woven carpet under the Mohawk Commercial and Karastan Contract brand names in large volume for commercial applications differentiates it from other manufacturers, most of which produce tufted carpet almost exclusively. Woven carpet, and specifically the Company's woven interlock products, provides unique characteristics that delivers a better value to the customer and the Company. The Company believes that it is one of the largest producers of woven carpet in the United States and that it has several carpet weaving machines and processes that no other manufacturer has, thereby allowing it to create carpet to meet specifications that its competitors cannot duplicate.

      The Mohawk Home Division is the largest textile and machine made rug manufacturer in the United States. Mohawk Home's affordable price points strategy for the mainstream retailers and home centers is directed at the mid and lower retail price ranges. Product categories are diverse, including polypropylene woven and tufted rugs, printed and woven nylon rugs, doormats and washable bath rugs. The flooring products are marketed under the Mohawk Home label and private labels of key retailers. Mohawk Home is the largest manufacturer of washable bath rugs offering synthetic and cotton fibers constructed using hand guided and machine made technology.  Mohawk Home has set up relationships sourcing some of its domestic lines from countries in the far east.

      Mohawk Home has expanded its market position to include decorative throws and pillows, woven bedspreads, textile wall hangings and blankets.  These products are sold under the Mohawk Home label to large retailers as well as catalog houses, private label programs, and the gift trade.

      The Karastan brand of area rugs was repositioned under Mohawk Home during the fourth quarter of 2002 as the division's premier high-end brand.  The addition of Karastan to Mohawk Home will enable it to leverage channels of distribution and brand recognition and maximize market penetration to, retailers and gift storeowners. The Karastan and Mohawk Home brand names enable Mohawk Home to differentiate its product lines and market its product lines through various price points.

      Dal-Tile Segment.

      The Dal-Tile segment's ceramic tile and natural stone products are distributed through three separate distribution channels consisting of company-operated sales service centers, independent distributors and home center retailers. The business is organized into three strategic business units to address the specific customer needs of each distribution channel. A dedicated sales force supports each strategic business unit.

      The Company has four regional distribution centers strategically located in California, Maryland, Texas and Florida. These centers help the Company maintain high-quality customer service in each distribution channel by focusing on shorter lead times, increased order fill rates and improved on-time deliveries to its customers. These distribution centers also enhance the Company's ability to plan and schedule production and manage inventory requirements.

      Sales Service Centers. The Company's network of over 220 sales service centers located in the United States, Canada and Puerto Rico distributes primarily the Dal-Tile brand product, serving customers in all 50 states and portions of Canada and Puerto Rico.

      The Company serves as a "one-stop" source that provides customers with one of the ceramic tile industry's broadest product lines-a complete selection of glazed floor tile, glazed wall tile, glazed and unglazed ceramic mosaic tile, porcelain tile, quarry tile and stone products, as well as allied products. In addition to products manufactured by the Company's ceramic tile business, the Company carries a selection of products purchased from other manufacturers to provide customers with a broader product line.

      Independent Distributors. The independent distributor channel is serviced through a dedicated business unit to serve the particular requirements of its distributors. Currently, the American Olean brand is distributed through approximately 200 independent distributor locations that service a variety of residential and commercial customers. The Company is focused on increasing its presence in the independent distributor channel, particularly in tile products that are most commonly used in flooring applications.

      Home-Center Retailers. The Company believes its Dal-Tile segment is one of the U.S. ceramic tile industry's largest suppliers to the do-it-yourself and buy-it-yourself markets through home center retailers, such as The

Home Depot and Lowe's. The home center retailer channel has provided this segment with new sources of sales over the past five years and is expected to continue presenting important growth opportunities.

      Brands and Marketing Programs. The Company believes that it has two of the leading brand names in the U.S. ceramic tile industry-Dal-Tile and American Olean. The roots of the Dal-Tile and American Olean brand names date back approximately fifty and seventy-five years, respectively.

      The Company's sales service centers primarily distribute the Dal-Tile brand, with a fully integrated marketing program, emphasizing a focus on fashion. The broad product offering satisfies the needs of its residential, commercial and builder customers, which include retailers, professional installers, designers, architects and builders.

      The American Olean brand consists of a full product offering and is distributed primarily through independent distributors. The brand is supported by a fully integrated marketing program, including public relations efforts, displays, merchandising (sample boards, chip chests), literature/catalogs and an Internet website.

Advertising and Promotion

      The Company promotes its brands through national advertising in both television and print media as well as in the form of cooperative advertising, point-of-sale displays and marketing literature provided to assist in marketing various carpet and ceramic tile styles. The Company also continues to rely on the substantial brand name recognition of its product lines. The cost of producing display samples, a significant promotional expense, is partially offset by sales of samples and support from suppliers in the carpet and rug business.

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

      Ceramic Tile Business. Over the past three years, the Dal-Tile segment has invested significantly in capital expenditures, principally for new plants and state-of-the-art fast-fire equipment to increase manufacturing capacity, improve efficiency and develop new capabilities. In addition, the Company is adding a porcelain tile manufacturing plant, which will significantly expand its production capacity in 2003 and 2004.

      The ceramic tile business commenced operations in Mexico at the Company's Monterrey facility in 1955 and since then has been manufacturing products at this facility for U.S. and Mexican consumption. The Monterrey location produces ceramic tile frit (ground glass) and refractories.

      The Company believes that its manufacturing organization offers competitive advantages due to its ability to manufacture a differentiated product line consisting of one of the industry's broadest product offerings of colors, textures and finishes, as well as the industry's largest offering of trim and angle pieces and its ability to utilize the industry's newest technology.

Raw Materials and Suppliers

      Carpet and Rugs Business. The principal raw materials the carpet and rug business uses are nylon staple fibers, nylon filament fibers, raw wool, polypropylene filament fibers, polyester staple fibers, polypropylene, nylon and polyester resins and post-consumer plastics, synthetic backing materials, polyurethane and latex and various dyes and chemicals. The Company obtains all of its major raw materials from independent sources and all of its externally purchased nylon fibers from four major suppliers: E.I. du Pont de Nemours and Company, Solutia, Inc., BASF Corporation and Honeywell, Inc. In January 2003, Honeywell announced plans to purchase BASF's nylon fiber business. Most of the fibers the Company uses in carpet production are treated with stain-resistant chemicals. The carpet and rug business has not experienced significant shortages of raw materials in recent years. The Company believes that the loss of any one supplier to its carpet and rug business would not have a material effect on its business and that an alternative supply arrangement could be made in a relatively short period of time.

      Ceramic Tile Business. In the Company's ceramic tile business, the Company manufactures wall tile primarily from talc and clay; floor tile and glazed mosaic tile primarily from impure nepheline syenite and clay; unglazed ceramic tile primarily from pure nepheline syenite and clay; and unglazed quarry tile from clay. The Company has entered into a long-term supply agreement for most of its talc requirements with one supplier.

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

      The Company has a single source supplier for its impure nepheline syenite and pure nepheline syenite requirement. If there were a supply interruption other suppliers of these raw materials should be available.

      Glazes are used on a significant percentage of the Company's manufactured tile. Glazes consist of frit (ground glass), zircon, stains and other materials, with frit being the largest ingredient. The Company manufactures approximately 43% of its frit requirements.

Competition

      Carpet and Rugs Business.    The carpet and rugs industry is highly competitive. Based on industry publications, the top 20 North American carpet and rug manufacturers (including their American and foreign divisions) in 2001 had worldwide sales in excess of $13.3 billion, and the top 20 manufacturers in 1990 had sales in excess of $6 billion. In 2001, the top five manufacturers had worldwide sales in excess of $9.8 billion. With 2002 carpet and rug net sales of approximately $3.2 billion, the Company believes it is the second largest producer of carpet and rugs (in terms of sales volume).

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

Trademarks

      The Company uses several trademarks that it considers important in the marketing of its products, including "Aladdin," "American Olean®," "Bigelow Commercial," "Custom Weave" "Dal-Tile®," "Durkan Commercial," "Durkan Patterned Carpets," "Goodwin Weavers," "Helios®," "Home Source," "Horizon®," "Karastan®," "Karastan Contract," "Mohawk®," "Mohawk ColorCenter®," "Mohawk Commercial," "Mohawk Floorscape," "Mohawk Home," "Tommy Mohawk®," "World®" and "WundaWeve®."

Sales Terms and Major Customers

      The Company's sales terms are the same as those generally available throughout the industry. The Company generally permits its customers to return broadloom carpet and ceramic tile purchased from it within 30 days from the date of sale, if the customer is not satisfied with the quality of the product. This return policy is consistent with the Company's emphasis on quality, style and performance and promotes customer satisfaction without generating enough returns to affect materially its operating results or financial position.

      During 2002, no single customer accounted for more than 10% of Mohawk's total net sales. The Company believes the loss of one or a few major customers would not have a material adverse effect on its business.

Employees

      As of February 24, 2003, the Company employed approximately 31,780 persons, of which approximately 570 of its employees in the United States and approximately 3,000 of its employees in Mexico are members of unions. Other than with respect to these employees, the Company is not a party to any collective bargaining agreements. Additionally, the Company has not experienced any strikes or work stoppages for over 20 years. The Company believes that its relations with its employees are good.

Available Information

      The Company's Internet address is http://mohawkind.com. The Company makes the following reports filed by it available, free of charge, on its website under the heading "Investor Information:"

  annual reports on Form 10-K;
  quarterly reports on Form 10-Q;
  current reports on Form 8-K; and
  amendments to the foregoing reports.

      The foregoing reports are made available on the Company's website as soon as practicable after they are filed with the Securities and Exchange Commission ("SEC").

Item 2. Properties

      The Company owns a 47,500 square foot headquarters office in Calhoun, Georgia on an eight-acre site.  The following table lists the principal manufacturing and distribution facilities owned by the Company:

Location	Primary Products or Purposes	Approx. Enclosed Area in Square footage

Dalton, GA	Manufacturing and warehousing	2,089,000	(a)
Monterrey, Mexico	Manufacturing, distribution and office	1,464,597	(b)
Dalton, GA	Manufacturing, distribution and offices	1,103,200	(a)
Dalton, GA	Manufacturing	1,101,600	(a)
Dublin, GA	Manufacturing, warehousing and offices	831,000	(a)
Lyerly, GA	Manufacturing and warehousing	820,000	(a)
Chatsworth, GA	Distribution center	812,075	(a)
Calhoun, GA	Manufacturing and distribution center	792,000	(a)
Chatsworth, GA	Manufacturing, warehousing and offices	787,800	(a)
Eden, NC	Manufacturing	784,200	(a)
Dallas, TX	Manufacturing, distribution and office	733,846	(b)
Jackson, TN	Manufacturing	655,211	(b)
Summerville, GA	Manufacturing	579,000	(b)
Eton, GA	Manufacturing	577,205	(a)
Shannon, GA	Distribution center	567,000	(a)
Sugar Valley, GA	Manufacturing, warehousing and offices	472,500	(a)
Calhoun Falls, SC	Manufacturing	425,000	(a)
Bennettsville, SC	Manufacturing	412,000	(a)
Dalton, GA	Manufacturing, distribution and offices	396,900	(a)
Dahlonega, GA	Manufacturing	380,000	(a)
El Paso, TX	Manufacturing	380,000	(b)
Landrum, SC	Manufacturing	350,000	(a)
Dalton, GA	Manufacturing	342,000	(a)
Calhoun, GA	Distribution center	300,248	(a)
Chatsworth, GA	Manufacturing	291,800	(a)
Calhoun, GA	Manufacturing	287,688	(a)
Olean, NY	Manufacturing	278,417	(b)
Fayette, AL	Manufacturing	276,467	(b)
Lewisport, KY	Manufacturing	270,836	(b)
Dalton, GA	Manufacturing	259,000	(a)
Chatsworth, GA	Manufacturing	257,800	(a)
Calhoun, GA	Manufacturing and warehousing	250,000	(a)
Summerville, GA	Manufacturing and distribution	235,000	(a)
Gettysburg, PA	Manufacturing	218,609	(a)
Dalton, GA	Manufacturing	216,000	(a)
Conroe, TX	Manufacturing	208,059	(b)
Calhoun, GA	Manufacturing, distribution and offices	207,432	(a)
Eden, NC	Manufacturing	194,000	(a)
Calhoun, GA	Manufacturing and warehouse	164,400	(a)
Dalton, GA	Manufacturing, distribution and offices	123,000	(a)
Chatsworth, GA	Manufacturing and warehousing	112,121	(a)
Greenville, NC	Manufacturing	103,000	(a)

(a) Mohawk segment.
(b) Dal-Tile segment.

      The following table lists the Company's material leased office, manufacturing and warehouse facilities:

Location	Primary Products or Purposes	Approx. Enclosed Area in Square footage	Lease Term Through (c)

Dallas, TX	Distribution warehouse	472,500	Mar-2014	(b)
Los Angeles, CA	Distribution warehouse	410,515	Mar-2007	(b)
Baltimore, MD	Distribution warehouse	356,400	Feb-2007	(b)
Coppell, TX	Distribution warehouse	300,000	Jun-2012	(a)
Kensington, GA	Warehouse	277,484	May-2003	(a)
Pembroke Park, FL	Distribution warehouse	258,270	Jul-2020	(a)
La Mirada, CA	Distribution warehouse	220,000	Jan-2011	(a)
Bowlingbrook, IL	Distribution warehouse	201,959	Nov-2019	(a)
Glen Burnie, MD	Distribution warehouse	187,200	Mar-2012	(a)
Chatsworth, GA	Sample warehouse	175,000	Dec-2004	(a)
Calhoun, GA	Rug warehouse	169,500	Jun-2006	(a)
Pompton Plains, NJ	Distribution warehouse	164,437	Jul-2011	(a)
Calhoun, GA	Rug warehouse	140,000	Dec-2003	(a)
Columbus, OH	Distribution warehouse	135,000	Sep-2004	(a)
Kent, WA	Distribution warehouse	120,950	Nov-2020	(a)
Calhoun, GA	Rug warehouse	111,000	Jun-2006	(a)
Romeoville, IL	Distribution warehouse	108,000	Sep-2004	(a)
Lathrop, CA	Distribution warehouse	101,112	Jan-2007	(a)
La Mirada, CA	Distribution warehouse	100,000	Jan-2011	(a)

(a) Mohawk segment.
(b) Dal-Tile segment.
(c) Includes renewal options exercisable by the Company.

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

      Three sites near Mohawk's Dallas facility in its Dal-Tile segment are involved in environmental cleanup projects relating principally to the disposal or alleged disposal by Dal-Tile of waste materials containing lead compounds. Dal-Tile's approved closure plans have been implemented and each site is now undergoing post-closure care.  Dal-Tile has been named as a potentially responsible party under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and similar state statutes for the disposal of certain hazardous substances at various other sites in the United States.  The Company does not believe that any future costs for these sites will have a material adverse effect on it.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders of the Company during the fourth quarter ended December 31, 2002.

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

	Mohawk
	Common Stock

	High	Low

2001
First quarter	$ 32.60	25.50
Second quarter	35.85	27.91
Third quarter	47.13	29.85
Fourth quarter	55.55	35.90

2002
First quarter	$ 68.10	50.50
Second quarter	70.60	57.25
Third quarter	62.24	40.25
Fourth quarter	63.40	43.75

2003
First quarter (through February 20, 2003)	$ 59.38	46.64

      As of February 20, 2003, there were approximately 421 holders of record of Common Stock. The Company has not paid or declared any cash dividends on shares of its Common Stock since completing its Initial Public Offering. The Company's policy is to retain all net earnings for the development of its business, and it does not anticipate paying cash dividends on the Common Stock in the foreseeable future. The payment of future cash dividends will be at the sole discretion of the Board of Directors and will depend upon the Company's profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors.

Item 6. Selected Financial Data

      The following table sets forth the selected financial data of the Company for the periods indicated, which information is derived from the consolidated financial statements of the Company. On November 12, 1998, the Company acquired all of the outstanding capital stock of World Carpets, Inc. ("World") in exchange for approximately 4.9 million shares of the Company's common stock in a transaction recorded using the pooling-of-interests method of accounting. On January 29, 1999, the Company acquired certain assets and assumed certain liabilities of Image Industries, Inc. ("Image"). The acquisition was recorded using the purchase method of accounting. On March 9, 1999, the Company acquired all of the outstanding capital stock of Durkan Patterned Carpets, Inc. ("Durkan") in exchange for approximately 3.1 million shares of the Company's common stock in a transaction recorded using the pooling-of-interests method of accounting. On November 14, 2000, the Company acquired certain fixed assets and inventory of Crown Crafts, Inc. ("Crown Crafts"). The acquisition was accounted for using the purchase method of accounting. On March 20, 2002, the Company acquired all the outstanding capital stock of Dal-Tile International Inc. ("Dal-Tile") in exchange for approximately $1,469 million, consisting of approximately 12.9 million shares of the Company's common stock, options to purchase approximately 2.1 million shares of the Company's common stock and $718 million in cash. The acquisition was accounted for using the purchase method of accounting. All financial data has been restated to include the accounts and results of operations of World and Durkan. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and notes thereto included elsewhere herein.

	At or for the Years Ended December 31,

	2002 (e)	2001	2000	1999	1998

	(In thousands, except per share data)
Statement of earnings data:
Net sales	$ 4,522,336	3,445,945	3,404,034	3,211,575	2,848,810
Cost of sales	3,285,222	2,613,043	2,581,185	2,434,716	2,167,523

Gross profit	1,237,114	832,902	822,849	776,859	681,287
Selling, general and administrative expenses	718,002	505,745	505,734	482,062	432,191
Carrying value reduction of property,
plant and equipment and other assets (a)	-	-	-	-	2,900
Class action legal settlement (b)	-	-	7,000	-	-

Operating income	519,112	327,157	310,115	294,797	246,196

Interest expense (c)	68,972	29,787	38,044	32,632	31,023
Acquisition costs - World Merger (d)	-	-	-	-	17,700
Other expense, net	6,511	5,954	4,442	2,266	2,667

	75,483	35,741	42,486	34,898	51,390

Earnings before income taxes	443,629	291,416	267,629	259,899	194,806
Income taxes	159,140	102,824	105,030	102,660	79,552

Net earnings	$ 284,489	188,592	162,599	157,239	115,254

Basic earnings per share	$ 4.46	3.60	3.02	2.63	1.91

Weighted-average common shares outstanding	63,723	52,418	53,769	59,730	60,393

Diluted earnings per share	$ 4.39	3.55	3.00	2.61	1.89

Weighted-average common and
dilutive potential common shares outstanding	64,861	53,141	54,255	60,349	61,134

Balance sheet data:
Working capital	$ 681,869	449,361	427,192	560,057	438,474
Total assets	3,596,743	1,768,485	1,795,378	1,682,873	1,405,486
Long-term debt (including current portion)	820,427	308,433	589,828	596,065	377,089
Stockholders' equity	1,982,879	948,551	754,360	692,546	611,059
  During 1998, the Company recorded a charge of $2.9 million for the write-down of assets to be disposed of relating to the acquisition of World.
  The Company recorded a one-time charge of $7.0 million in 2000, reflecting the settlement of two class action lawsuits.
  In December 2002, the Company discontinued hedge accounting for its interest rate swap. The impact of discontinuing the hedge was to increase interest expense by approximately $10.7 million.
  The Company recorded a one-time charge of $17.7 million in 1998 for transaction expenses related to the World merger.
  In 2002, the Company adopted the provisions of Financial Accounting Standards Board SFAS No. 142 "Goodwill and Other Intangible Assets" which required the Company to cease amortizing goodwill and evaluate such goodwill and indefinite intangibles for impairment.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

      During the three-year period ended December 31, 2002, the Company continued to experience growth both internally and through acquisitions.

      On November 14, 2000, the Company acquired certain assets of Crown Crafts. Under the agreement, the Company paid approximately $37 million in cash for substantially all of the fixed assets and inventory of the division. The acquisition was accounted for using the purchase method of accounting.

      On March 20, 2002, the Company acquired all of the outstanding capital stock of Dal-Tile, a leading manufacturer and distributor of ceramic tile in the United States, for approximately $1,469 million, consisting of approximately 12.9 million shares of the Company's common stock, options to purchase approximately 2.1 million shares of the Company's common stock and $718 million in cash. The Company's common stock and options were valued at $751 million based on the measurement date stock price of $55.04 per share ($710.4 million) and the estimated fair value of options using the Black-Scholes option-pricing model ($40.3 million). The transaction will be accounted for using the purchase method of accounting and, accordingly, the results of operations of Dal-Tile have been included in the Company's consolidated financial statements from March 20, 2002. The purchase price was allocated to the assets acquired and liabilities assumed based upon estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net identifiable assets acquired of approximately $1,168.3 million was recorded as goodwill. The primary reasons for the acquisition included:

  the ability to combine Mohawk's current efforts in the hard-flooring business with Dal-Tile's larger, more established ceramic tile and natural stone business;
  the opportunity to use Mohawk and Dal-Tile's existing distribution channels to increase sales of both carpets and hard floorcoverings;
  the potential to improve service and reduce costs by adding Dal-Tile's distribution network to Mohawk's logistical and distribution system;
  the potential to reduce manufacturing costs and increase quality by identifying manufacturing best practices; and
  the potential to reduce general, administrative, overhead and other miscellaneous costs by spreading fixed costs over a larger business.

      Effective November 1, 2000, the Company entered into an agreement with Congoleum Corporation, Inc., to become a national distributor of their vinyl products. This agreement was the final step, which gave the Company access to a complete line of soft and hard floor covering products to supply to customers throughout the United States.

      The primary categories of the floorcovering industry include carpet and rugs (65%), ceramic tile (10%), vinyl and rubber (12%), hardwood (9%) and laminate (4%).  Compound average growth rates in units sold (measured in square yards) for all categories, except the vinyl and rubber category, for the period from 1992 through 2001 have exceeded the growth rate for both the gross domestic product of the United States and housing starts over the same period.  During this period, the compound average growth rate was 4.5% for carpet and rugs, 9.6% for ceramic tile, 3.1% for vinyl and rubber and 8.1% for hardwood.  Laminate, which is a relatively new product, experienced a compound average growth rate of 33.6% from 1996 through 2001.  Although beginning from a smaller base, the growth rates for hard floorcoverings may indicate increasing consumer preference for these products for certain applications.  In response to this increasing demand, the Company has increased its distribution of hard surface products, including ceramic tile, vinyl, hardwood and laminate. The acquisition of Dal-Tile provides a unique opportunity to help the Company achieve its strategic goal of becoming one of the world's leading floorcovering manufacturers and distributors.

      As a result of the Dal-Tile acquisition, the Company has determined that it has two operating segments, the Mohawk segment and the Dal-Tile segment. The Mohawk segment is comprised of all the product lines and operations that were the Company's prior to the Dal-Tile acquisition. The Dal-Tile segment is comprised of the Dal-Tile product lines and operations.

Critical Accounting Policies

      The Company's discussion and analysis of financial condition and results of operations are based on its consolidated financial statements that were prepared in accordance with accounting principles generally accepted in the United States of America.

      The Company makes estimates and assumptions when preparing financial statements. These estimates and assumptions affect various matters, including:

  reported amounts of assets and liabilities in the Company's Consolidated Balance Sheets at the dates of the financial statements, disclosure of contingent assets and liabilities at the dates of the financial statements, and reported amounts of expenses in the Company's Consolidated Statements of Earnings during the reporting periods. These estimates involve judgments with respect to, among other things, future economic factors that are difficult to predict and are beyond management's control. As a result, actual amounts could differ from these estimates.

      The SEC issued disclosure guidance for accounting policies that management believes are most "critical." The SEC defines these critical accounting policies as those that are both most important to the portrayal of a company's financial condition and results and require management's most difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

      The Company believes the following accounting policies require it to use more significant judgments and estimates in preparing its consolidated financial statements and could represent critical accounting policies as defined by the SEC. The Company discusses its significant accounting policies, including those that do not require management to make difficult, subjective, or complex judgments or estimates, in Note 1 to the Consolidated Financial Statements.

  Accounts receivable and revenue recognition. Revenues are recognized when goods are shipped, which is when legal title passes to the customer. The Company provides allowances for expected cash discounts, returns, claims and doubtful accounts based upon historical bad debt and claims experience and periodic evaluation of the aging of accounts receivable. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.
  Inventories are stated at the lower of cost or market (net realizable value). Cost is determined using the last-in, first-out method (LIFO) predominantly within the Mohawk segment, which matches current costs with current revenues, and the first-in, first-out method (FIFO), which is used to value inventory within the Dal-Tile segment. Inventories on hand are compared against anticipated future usage, which is a function of historical usage, in order to evaluate obsolescence and excessive quantities. Actual results could differ from assumptions used to value obsolete or excessive inventory and additional reserves may be required.
  Goodwill and intangible assets are subject to annual impairment testing. The impairment tests are based on determining the fair value of the specified reporting units based on management judgments and assumptions using estimated future cash flows. These judgments and assumptions could materially change the value of the specified reporting units and, therefore, could materially impact the Company's consolidated financial statements.
  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rates is recognized in earnings in the period that includes the enactment date. Additionally, taxing jurisdictions could retroactively disagree with the Company's tax treatment of certain items, and some historical transactions have income tax effects going forward. Accounting rules require these future effects to be evaluated using current laws, rules and regulations, each of which can change at any time and in an unpredictable manner.

Results of Operations

Year Ended December 31, 2002, as Compared with Year Ended December 31, 2001

      Net sales for the year ended December 31, 2002, were $4,522.3 million, reflecting an increase of $1,076.4 million, or approximately 31.2%, over the $3,445.9 million reported in the year ended December 31, 2001. The increased net sales were attributable to the Dal-Tile acquisition and internal growth of the Mohawk segment product lines. The Mohawk segment recorded net sales of $3,624.2 million in 2002 compared to $3,445.9 million in 2001, representing an increase of $178.2 million or approximately 5.2%. The growth was attributable to all segment product lines. Since the completion of the Dal-Tile acquisition, the Dal-Tile segment recorded net sales of $898.2 million in 2002. A comparison of net sales for the Dal-Tile segment for 2002 and 2001, in each case including Dal-Tile's net sales (after reclassifications to conform to Mohawk's presentation) prior to the acquisition, shows an increase of $97.4 million, or approximately 9.4%, from $1,036.8 million to $1,134.2 million.

      Quarterly net sales and the percentage changes in net sales by quarter for 2002 versus 2001 were as follows (dollars in thousands):

	2002	2001	Change

First quarter	$ 866,710	777,339	11.5%
Second quarter	1,227,747	864,958	41.9
Third quarter	1,224,403	907,850	34.9
Fourth quarter	1,203,476	895,798	34.3

Total year	$ 4,522,336	3,445,945	31.2%

      Gross profit was $1,237.1 million (27.4% of net sales) for 2002 and $832.9 million (24.2% of net sales) for 2001. Gross profit as a percentage of net sales in 2002 was favorably impacted when compared to 2001 by Dal-Tile's higher gross profit percentage and improved manufacturing efficiencies within the Mohawk segment.

      Selling, general and administrative expenses for 2002 were $718.0 million (15.9% of net sales) compared to $505.7 million (14.7% of net sales) for 2001. The increased percentage was attributable to the Dal-Tile segment which has higher selling, general and administrative expenses but also has higher gross profit as a percentage of net sales. The Mohawk and Dal-Tile (including selling, general and administrative costs prior to the acquisition of Dal-Tile) segments selling, general and administrative expenses reflected improvements over 2001, when compared to 2002. The improvements were due to better control of operating costs as net sales increased.

      Operating income for 2002 was $519.1 million (11.5% of net sales) compared to $327.2 million (9.5% of net sales) in 2001. Operating income attributable to the Mohawk segment was $388.4 million (10.7% of segment net sales) in 2002 compared to $336.7 million (9.8% of segment net sales) in 2001. Operating income attributable to the Dal-Tile segment was $139.9 million (15.6% of segment net sales) in 2002.  A comparison of operating income for the Dal-Tile segment's 2002 and 2001, in each case including Dal-Tile's operating income (after reclassifications to conform to Mohawk's presentation) prior to the acquisition, shows an increase of $17.1 million, or approximately 11.1%, from $154.6 million (14.9% of segment net sales) to $171.7 million (15.1% of segment net sales).

      Interest expense for 2002 was $69.0 million compared to $29.8 million in 2001.  The increase in interest expense was attributable to additional debt incurred in March 2002 to finance the acquisition of Dal-Tile, the write-off of approximately $10.7 million relating to an interest rate swap previously accounted for as a cash flow hedge and an increase in the average borrowing rate due to a change in the mix of fixed rate and variable rate debt, when compared to 2001.

      Income tax expense was $159.1 million, or 35.9% of earnings before income taxes for 2002 compared to $102.8 million, or 35.3% of earnings before income taxes for 2001.

Year Ended December 31, 2001, as Compared with Year Ended December 31, 2000

      Net sales for the year ended December 31, 2001, were $3,445.9 million, reflecting an increase of $41.9 million, or approximately 1.2%, over the $3,404.0 million reported in the year ended December 31, 2000. The Company believes that the 2001 net sales increase was attributable primarily to internal growth in carpet, rugs, padding and hard surface products.

      Quarterly net sales and the percentage changes in net sales by quarter for 2001 versus 2000 were as follows (dollars in thousands):

	2001	2000	Change

First quarter	$ 777,339	799,403	-2.8%
Second quarter	864,958	890,980	-2.9
Third quarter	907,850	875,765	3.7
Fourth quarter	895,798	837,886	6.9

Total year	$ 3,445,945	3,404,034	1.2%

      Gross profit was $832.9 million (24.2% of net sales) for 2001 and $822.8 million (24.2% of net sales) for 2000. Favorable material and fuel costs and an improved product mix impacted gross profit dollars for 2001.

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

      The level of accounts receivable increased from $404.9 million at the beginning of 2002 to $501.1 million at December 31, 2002.  The $96.2 million increase was primarily attributable to the acquisition of Dal-Tile.  Inventories increased from $531.4 million at the beginning of 2002 to $678.0 million at December 31, 2002, due primarily to the Dal-Tile acquisition.

      The outstanding checks in excess of cash represent trade payables checks that have not yet cleared the bank. When the checks clear the bank, they are funded by the revolving credit facility. This policy does not impact any liquid assets on the consolidated balance sheets.

      Excluding the acquisition of Dal-Tile, capital expenditures totaled $111.9 million during 2002. The capital expenditures made during 2002 were incurred primarily to modernize and expand manufacturing facilities and equipment.  The Company's capital projects are primarily focused on increasing capacity, improving productivity and reducing costs.  Capital expenditures, including $754.5 million for acquisitions, have totaled $992.8 million over the past three years. The Company's capital spending during 2003, excluding acquisitions, is expected to range from $120 million to $140 million, and will be used primarily to purchase equipment to increase production capacity and productivity.

      The Company's revolving line of credit agreement provides for an interest rate of either (i) LIBOR plus 0.2% to 0.5%, depending upon the Company's performance measured against certain financial ratios, or (ii) the prime rate less 1.0% and has a termination date of January 28, 2004.  At December 31, 2002, the Company had credit facilities of $450 million under its revolving credit line and $55 million under various short-term uncommitted credit lines. At December 31, 2002, a total of $462.5 million was unused under these lines. All of these lines are unsecured. The credit agreement contains customary financial and other covenants.  The Company must pay an annual facility fee ranging from .0015 to .0025 of the total credit commitment, depending upon the Company's performance measured against specific coverage ratios, under the revolving credit line.

      In connection with the Dal-Tile acquisition, the Company entered into a 364-day term loan facility (the "Bridge Facility") on March 20, 2002, to finance a portion of the acquisition. On April 2, 2002, the Company sold $300 million of its 6.50% senior notes due 2007, Series A and $400 million of its 7.20% senior notes due 2012, Series B through institutional private placements and used the proceeds to repay outstanding indebtedness of approximately $601 million under the Bridge Facility and approximately $0.9 million under the Company's revolving credit facility. On June 13, 2002, the Company exchanged approximately $295 million of its registered 6.50% notes due 2007, Series C for an equal amount of its Series A senior notes and approximately $397.8 million of its registered 7.20% senior notes due 2012, Series D for an equal amount of its Series B senior notes. Interest on each series is payable semiannually.

      The Company has two trade accounts receivable securitization agreements with bank agents for asset-backed commercial paper conduits. These facilities enable the Company to borrow up to $205 million through the Mohawk segment and up to $75 million through its Dal-Tile segment. Each securitization is secured by the respective segment trade receivables and is subject to annual renewal. At December 31, 2002, the Company had no amounts outstanding under either securitization facility, both of which were available up to their respective facility limits. At December 31, 2001, the Mohawk segment had $125 million outstanding secured by approximately $461.1 million of receivables.

      The Company's debt structure also includes a combination of variable rate industrial revenue bonds and fixed rate term notes and senior notes with interest rates ranging from 1.28% up to 8.46%. The industrial revenue bonds mature beginning in 2006 through 2019 and the term and senior notes mature through 2012. The industrial revenue bonds are backed by unsecured letters of credit. The term and senior notes are also unsecured. The aggregate principal amount of industrial revenue bonds, term and senior notes was $815.2 million at December 31, 2002.

      On January 3, 2001, the Company entered into a five-year interest rate swap, which converted a notional amount of approximately $100 million of its variable rate debt to a fixed rate. Under the agreement, payments are made based on a fixed rate of 5.82% and received on a LIBOR based variable rate. Differentials received or paid under the agreement will be recognized as interest expense. During December 2002, the Company determined, based on future cash flow projections, that the cash flow hedge would more than likely become ineffective as strong cash flow has allowed the Company to significantly reduce its outstanding LIBOR based variable rate debt below the $100 million hedged notional amount. The unrealized loss on the interest rate swap previously included in other comprehensive income has been recorded as a realized loss in interest expense in the fourth quarter of 2002. The amount recorded in interest expense was $10.7 million. The Company continues to carry the liability on the consolidated balance sheets at its fair value and the interest rate swap will be marked to market in future reporting periods with any changes being recorded in interest expense.

      The Company's Board of Directors has authorized the repurchase of up to 15 million shares of its outstanding common stock. For the year ended December 31, 2002, a total of approximately 1.4 million shares of the Company's common stock were purchased at an aggregate cost of approximately $64.0 million. Since the inception of the program, a total of approximately 10.4 million shares have been repurchased at an aggregate cost of approximately $265.3 million. All of these repurchases have been financed through the Company's operations and banking arrangements.

      The following is a summary of the Company's future minimum payments under contractual obligations as of December 31, 2002 (in thousands):

	Payments due by period

	2003	2004	2005	2006	2007	Thereafter	Total

Long-term debt	$ 26,663	29,380	9,448	6,500	300,000	447,672	819,663
Capital leases	764	-	-	-	-	-	764
Operating leases	60,936	49,346	37,248	27,754	16,944	26,235	218,463
Purchase commitments (1)	50,040	10,712	3,628	-	-	-	64,380

	$ 138,403	89,438	50,324	34,254	316,944	473,907	1,103,270

(1) Includes commitments for natural gas and foreign currency purchases.

Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 143 "Accounting for Asset Retirement Obligations"("SFAS No. 143"). SFAS No. 143 provides new guidance on the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. The Company adopted SFAS No. 143 on January 1, 2003 and it is not expected to materially impact the Company's consolidated financial statements.

      In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 recognizes that the use of debt extinguishment can be a part of the risk management strategy of a company and hence, the classification of all early extinguishment of debt as an extraordinary item may no longer be appropriate. In addition, the Statement amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Provisions of this Statement, as they relate to Statement No. 13, are to be effective for transactions occurring after May 15, 2002. Provisions, which relate to Statement No. 4, are effective for fiscal years beginning after May 15, 2002. The Company adopted SFAS No. 145 on January 1, 2003, and it is not expected to materially impact the Company's consolidated financial statements.

      In November 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for the Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002, and requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Effective January 1, 2003, the Company adopted SFAS No. 146 and it is not expected to materially impact the Company's consolidated financial statements.

      In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("Fin 45"). Fin 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantee. Fin 45 also requires additional disclosure about the guarantor's obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective after December 15, 2002, and are included in footnote 10 to the consolidated financial statements.

      In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure an amendment of FASB Statement No. 123"("SFAS No. 148").

This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. Effective January 1, 2003, the Company adopted the disclosure requirements of SFAS No. 148 regarding disclosure requirements for condensed consolidated financial statements for interim periods. The Company has not determined whether it will voluntarily change to the fair value based method of accounting for stock-based employee compensation.

      In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities and Interpretation of ARB No. 51" ("Fin 46"). Fin 46 establishes the criteria for consolidating variable interest entities. The Company is evaluating Fin 46, which is effective for fiscal years or interim periods beginning after June 15, 2003, to variable entities that were acquired before February 1, 2003. The Company does not expect Fin 46 to materially impact the Company's consolidated financial statements.

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

Certain factors affecting the Company's performance

      In addition to the other information provided in this Form 10-K, the following risk factors should be considered when evaluating an investment in shares of Common Stock.

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

      These challenges will result principally because the two companies currently:

  maintain executive offices in different locations;
  manufacture and sell different types of products through different distribution channels;
  conduct their businesses from various locations; and
  have different employment and compensation arrangements for their employees.

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

The floorcovering industry is cyclical and prolonged declines in residential or commercial construction activity could have a material adverse effect on the Company's business.

      The U.S. floorcovering industry is highly dependent on residential and commercial construction activity, including new construction as well as remodeling.  New construction activity and remodeling to a lesser degree are cyclical in nature and a prolonged decline in residential or commercial construction activity could have a material adverse effect on the Company's business, financial condition and results of operations. Construction activity is significantly affected by numerous factors, all of which are beyond the Company's control, including:

  national and local economic conditions;
  interest rates;
  housing demand;
  employment levels;
  changes in disposable income;
  financing availability;
  commercial rental vacancy rates;
  business expenditures;
  federal and state income tax policies; and
  consumer confidence.

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

A failure to identify suitable acquisition candidates, to complete acquisitions and to integrate successfully the acquired operations could have a material adverse effect on the Company's business.

      As part of its business strategy, the Company intends to pursue acquisitions of complementary businesses.  Although it regularly evaluates acquisition opportunities, it may not be able to:

  successfully identify suitable acquisition candidates;
  obtain sufficient financing on acceptable terms to fund acquisitions;
  complete acquisitions; or
  profitably manage acquired businesses.

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

  diversion of management's attention and resources; and
  difficulty retaining and training acquired key personnel.

The Company may be unable to obtain raw materials on a timely basis, which could have a material adverse effect on its business.

      The Company's business is dependent upon a continuous supply of raw materials from third party suppliers. The principal raw materials used in its manufacturing operations include: nylon fiber and polypropylene resin, which are used exclusively in its carpet and rug business; talc, clay, impure nepheline syenite, pure nepheline syenite and various glazes, including frit (ground glass), zircon and stains, which are used exclusively in its ceramic tile business; and other materials. The Company has a single source supplier for all of its impure nepheline syenite and pure nepheline syenite requirements.  An extended interruption in the supply of these or other raw materials used in the Company's business or in the supply of suitable substitute materials would disrupt the Company's operations, which could have a material adverse effect on its business, financial condition and results of operations.

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

Changes in international trade laws and in the business, political and regulatory environment in Mexico could have a material adverse effect on the Company's business.

      The Company's Monterrey, Mexico manufacturing facility represents a significant portion of the Company's total manufacturing capacity for ceramic tile. Accordingly, an event that has a material adverse impact on the Company's Mexican operations could have a material adverse effect on the tile operations as a whole. The business, regulatory and political environments in Mexico differ from those in the United States, and the Company's Mexican operations are exposed to a number of inherent risks, including:

  changes in international trade laws, such as the North American Free Trade Agreement, or NAFTA, affecting the Company's import and export activities in Mexico;
  changes in Mexican labor laws and regulations affecting the Company's ability to hire and retain employees in Mexico;
  currency exchange restrictions and fluctuations in the value of foreign currency;
  potentially adverse tax consequences;
  local laws concerning repatriation of profits;
  political conditions in Mexico;
  unexpected changes in the regulatory environment in Mexico; and
  changes in general economic conditions in Mexico.

The Company could face increased competition as a result of the General Agreement on Tariffs and Trade and the North American Free Trade Agreement.

      The United States is party to the General Agreement on Tariffs and Trade ("GATT"). Under GATT, the United States currently imposes import duties on ceramic tile imported from countries outside North America at no more than 12%, to be reduced ratably to no less than 8.5% by 2004. Accordingly, as these duties decrease, GATT may stimulate competition from manufacturers in these countries, which now export, or may seek to export, ceramic tile to the United States. The Company is uncertain what effect GATT may have on its operations.

      The North American Free Trade Agreement ("NAFTA") was entered into by Canada, Mexico and the United States and over a transition period will remove most customs duties imposed on goods traded among the three countries. In addition, NAFTA will remove or limit many investment restrictions, liberalize trade in services, provide a specialized means for settlement of, and remedies for, trade disputes arising under applicable laws and will result in new laws and regulations to further these goals. Although NAFTA lowers the tariffs imposed on the Company's ceramic tile manufactured in Mexico and sold in the United States, it may also stimulate competition in the United States and Canada from manufacturers located in Mexico, which could negatively affect the Company's business.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      Financial exposures are managed as an integral part of the Company's risk management program, which seeks to reduce the potentially adverse effect that the volatility of the interest rate, exchange rate and natural gas markets may have on its operating results. The Company does not regularly engage in speculative transactions, nor does it regularly hold or issue financial instruments for trading purposes.

Interest Rate Risk Management

      The Company used an interest rate swap contract to adjust the proportion of total debt that was subject to variable interest rates as compared to fixed interest rates. Under the interest rate swap contract, the Company agreed to pay an amount equal to a fixed-rate of interest times a notional principal amount of $100 million, and to receive in return an amount equal to a specified variable-rate of interest times the same notional principal amount. The notional amounts of the contracts are not exchanged, and no other cash payments are made. The contract fair value is reflected on the consolidated balance sheets and related gains or losses were deferred in other comprehensive income. These deferred gains and losses are recognized in income as an adjustment to interest expense over the same period in which the related interest payments being hedged are recognized in income. However, to the extent that any of these contracts are not considered to be 100% effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of these contracts is immediately recognized in earnings. During December 2002, the Company determined, based on future cash flow projections, that the cash flow hedge would more than likely become ineffective as strong cash flow has allowed the Company to significantly reduce its outstanding LIBOR based variable rate debt below the $100 million hedged notional amount. The unrealized loss on the interest rate swap previously included in other comprehensive income has been recorded as a realized loss in interest expense in the fourth quarter of 2002. The amount recorded in interest expense was $10.7 million. The Company continues to carry the liability on its consolidated balance sheets at its fair value and the interest rate swap will be marked to market in future reporting periods with any changes being recorded in interest expense. The floating interest rate at which the hedge was deemed ineffective was 1.42%. A 50 basis point change in interest rates would reduce/increase interest expense by approximately $1.5 million.

Natural Gas Risk Management

      The Company uses a combination of natural gas futures contracts and long-term supply agreements to manage unanticipated changes in natural gas prices. The contracts are based on forecasted usage of natural gas measured in Million British Thermal Units ("MMBTU").

      The Company has designated the natural gas futures contracts as cash flow hedges. The outstanding contracts are valued at market with the offset going to other comprehensive income, net of applicable income taxes and any hedge ineffectiveness. Any gain or loss is recognized in cost of goods sold in the same period or periods during which the hedged transaction affects earnings.  At December 31, 2002, the Company had natural gas contracts outstanding with an aggregate notional amount of approximately 1.5 million MMBTU's. The fair value of these contracts, which mature from January 2003 to December 2004, was an asset of $1.9 million, with the offset recorded in other comprehensive income, net of applicable income taxes.

      The long-term supply agreements are accounted for under the normal purchases provision within SFAS No. 133 and its amendments. At December 31, 2002, the Company has normal purchase commitments of approximately 4.6 million MMBTU's for periods maturing from January 2003 through August 2005. The contracted value of these commitments was approximately $17.4 million and the fair value of these commitments was approximately $19.7 million, at December 31, 2002.

Foreign Currency Rate Management

      The Company enters into foreign exchange forward contracts to hedge costs associated with its operations in Mexico. The objective of these transactions is to reduce volatility of exchange rates where these operations are located by fixing a portion of their costs in US currency. Gains and losses are recognized in cost of goods sold in the same period or periods during which the hedged transaction affects earnings. Accordingly, these contracts have been designated as cash flow hedges. At December 31, 2002, the Company had forward contracts maturing from January 2003 through December 2003, to purchase approximately 357.5 million Mexican pesos. The aggregate U.S. Dollar value of these contracts at December 31, 2002 was approximately $34.6 million. The contracts are marked to market in other current liabilities with the offset to other comprehensive income, net of applicable income taxes. Unrealized losses at December 31, 2002, were not material.

Item 8.  Consolidated Financial Statements and Supplementary Data

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders

Mohawk Industries, Inc.:

      We have audited the consolidated financial statements of Mohawk Industries, Inc. and subsidiaries as listed in the accompanying index.  In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in Item 15(a)2. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mohawk Industries, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

      As discussed in notes 1 and 5 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002.

 /s/: KPMG LLP
KPMG LLP

Atlanta, Georgia
February 6, 2003

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2002 and 2001

(In thousands, except per share data)

ASSETS	2002	2001

Current assets:
Receivables	$ 501,129	404,875
Inventories	678,008	531,405
Prepaid expenses	37,368	24,884
Deferred income taxes	82,074	70,058

Total current assets	1,298,579	1,031,222
Property, plant and equipment, net	855,324	619,703
Goodwill	1,277,453	109,167
Other intangible assets	146,700	-
Other assets	18,687	8,393

	$ 3,596,743	1,768,485

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 27,427	158,366
Accounts payable and accrued expenses	589,283	423,495

Total current liabilities	616,710	581,861
Deferred income taxes	186,996	84,955
Long-term debt, less current portion	793,000	150,067
Other long-term liabilities	17,158	3,051

Total liabilities	1,613,864	819,934

Stockholders' equity:
Preferred stock, $.01 par value; 60 shares authorized; no shares issued	-	-
Common stock, $.01 par value; 150,000 shares authorized; 76,371
and 61,408 shares issued in 2002 and 2001, respectively	763	614
Additional paid-in capital	1,006,550	197,247
Retained earnings	1,231,612	947,123
Accumulated other comprehensive income (loss)	1,126	(2,837)

	2,240,051	1,142,147
Less treasury stock at cost; 10,006 and 8,715 shares in 2002 and 2001, respectively	257,172	193,596

Total stockholders' equity	1,982,879	948,551
Commitments and contingencies (Note 14)

	$ 3,596,743	1,768,485

See accompanying notes to consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings
Years Ended December 31, 2002, 2001 and 2000

(In thousands, except per share data)

	2002	2001	2000

Net sales	$ 4,522,336	3,445,945	3,404,034
Cost of sales	3,285,222	2,613,043	2,581,185

Gross profit	1,237,114	832,902	822,849
Selling, general and administrative expenses	718,002	505,745	505,734
Class action legal settlement	-	-	7,000

Operating income	519,112	327,157	310,115

Other expense (income):
Interest expense	68,972	29,787	38,044
Other expense	12,425	7,780	5,660
Other income	(5,914)	(1,826)	(1,218)

	75,483	35,741	42,486

Earnings before income taxes	443,629	291,416	267,629
Income taxes	159,140	102,824	105,030

Net earnings	$ 284,489	188,592	162,599

Basic earnings per share	$ 4.46	3.60	3.02

Weighted-average common shares outstanding	63,723	52,418	53,769

Diluted earnings per share	$ 4.39	3.55	3.00

Weighted-average common and dilutive potential
common shares outstanding	64,861	53,141	54,255

See accompanying notes to consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity and Comprehensive Income
Years Ended December 31, 2002, 2001 and 2000

(In thousands)

					Accumulated
			Additional		other		Total
	Common stock		paid-in	Retained	comprehensive	Treasury	stockholders'
	Shares	Amount	capital	earnings	income (loss)	stock	equity

Balances at December 31, 1999	60,657	$ 607	179,993	595,932	-	(83,986)	692,546
Stock options exercised	181	1	2,396	-	-	-	2,397
Purchase of treasury stock	-	-	-	-	-	(106,689)	(106,689)
Grant to employee profit sharing plan	-	-	-	-	-	2,593	2,593
Tax benefit from exercise of stock options	-	-	914	-	-	-	914
Net earnings	-	-	-	162,599	-	-	162,599

Balances at December 31, 2000	60,838	608	183,303	758,531	-	(188,082)	754,360
Stock options exercised	570	6	9,097	-	-	-	9,103
Purchase of treasury stock	-	-	-	-	-	(8,159)	(8,159)
Grant to employee profit sharing plan	-	-	-	-	-	2,500	2,500
Grant for executive incentive program	-	-	-	-	-	145	145
Tax benefit from exercise of stock options	-	-	4,847	-	-	-	4,847
Comprehensive Income:
Unrealized loss on hedge instruments	-	-	-	-	(2,837)	-	(2,837)
Net earnings	-	-	-	188,592	-	-	188,592

Total Comprehensive income							185,755

Balances at December 31, 2001	61,408	614	197,247	947,123	(2,837)	(193,596)	948,551
Stock options exercised	2,056	20	50,165	-	-	-	50,185
Purchase of Dal-Tile	12,907	129	750,558	-	-	-	750,687
Purchase of treasury stock	-	-	-	-	-	(64,034)	(64,034)
Grant to employee profit sharing plan	-	-	3,040	-	-	282	3,322
Grant for executive incentive program	-	-	77	-	-	176	253
Tax benefit from exercise of stock options	-	-	5,463	-	-	-	5,463
Comprehensive Income:
Discontinued hedge on interest rate swap	-	-	-	-	6,768	-	6,768
Unrealized loss on hedge instruments	-	-	-	-	(2,805)	-	(2,805)
Net earnings	-	-	-	284,489	-	-	284,489

Total Comprehensive income							288,452

Balances at December 31, 2002	76,371	$ 763	1,006,550	1,231,612	1,126	(257,172)	1,982,879

See accompanying notes to consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years Ended December 31, 2002, 2001 and 2000

(In thousands)

	2002	2001	2000

Cash flows from operating activities:
Net earnings	$ 284,489	188,592	162,599
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	101,942	84,167	82,346
Deferred income taxes	33,712	5,563	32,179
Tax benefit on stock options exercised	5,463	4,847	914
Loss on sale of property, plant and equipment	2,762	2,910	205
Changes in assets and liabilities, net of effects of acquisitions:
Receivables	34,657	(46,066)	(18,248)
Inventories	(15,215)	43,190	(70,209)
Accounts payable and accrued expenses	105,464	48,754	33,770
Other assets and prepaid expenses	(13,111)	(811)	(3,257)
Other liabilities	9,347	101	27

Net cash provided by operating activities	549,510	331,247	220,326

Cash flows from investing activities:
Additions to property, plant and equipment	(111,934)	(52,913)	(73,475)
Acquisitions	(717,638)	-	(36,844)

Net cash used in investing activities	(829,572)	(52,913)	(110,319)

Cash flows from financing activities:
Net change in revolving line of credit	(29,491)	(181,964)	(168,595)
Proceeds from issuance of senior notes	700,000	-	-
Proceeds from bridge credit facility	600,000	-	-
Repayment of bridge credit facility	(600,000)	-	-
Net change in asset securitizations	(125,000)	(66,104)	191,104
Payments on term loans	(32,208)	(32,212)	(32,226)
Redemption of acquisition indebtedness	(202,564)	-	-
Industrial revenue bonds and other, net of payments	(1,307)	(1,115)	3,480
Change in outstanding checks in excess of cash	(15,519)	2,117	522
Acquisition of treasury stock	(64,034)	(8,159)	(106,689)
Common stock transactions	50,185	9,103	2,397

Net cash provided by (used in) financing activities	280,062	(278,334)	(110,007)

Net change in cash	-	-	-
Cash, beginning of year	-	-	-

Cash, end of year	$ -	-	-

See accompanying notes to consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000
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

(b) Accounts Receivable and Revenue Recognition

      The Company is principally a broadloom carpet, rug and ceramic tile manufacturer and sells carpet, rugs, ceramic tile and other floorcovering materials throughout the United States principally for residential and commercial use.  The Company grants credit to customers, most of whom are retail-flooring dealers and commercial end users, under credit terms that are customary in the industry.

      Revenues are recognized when goods are shipped, which is when the legal title passes to the customer. The Company provides allowances for expected cash discounts, returns, claims and doubtful accounts based upon historical bad debt and claims experience and periodic evaluations of the aging of the accounts receivable.

(c) Inventories

      Inventories are stated at the lower of cost or market (net realizable value).  Cost is determined using the last-in, first-out (LIFO) method, which matches current costs with current revenues, for substantially all inventories within the Mohawk segment and the first-in, first-out (FIFO) method for the Dal-Tile segment inventories.

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

(e) Goodwill and Other Intangible Assets

      In accordance with the provisions of SFAS No. 142, the Company tests goodwill and other intangible assets with indefinite lives for impairment on an annual basis (or on an interim basis if an event occurs that might reduce the fair value of the reporting unit below its carrying value). The Company conducts testing for impairment during the fourth quarter of its fiscal year.

(f) Income Taxes

      Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(g) Financial Instruments

      The Company's financial instruments consist primarily of accounts receivable, accounts payable, accrued expenses and long-term debt.  The carrying amount of accounts receivable, accounts payable and accrued expenses approximates their fair value because of the short-term maturity of such instruments.  Interest rates that are currently available to the Company for issuance of long-term debt with similar terms and remaining maturities are used to estimate the fair value of the Company's long-term debt.  The estimated fair value of the Company's long-term debt at December 31, 2002 and 2001 was $894,462 and $311,617, compared to a carrying amount of $820,427 and $308,433, respectively.

(h) Derivative Instruments

      Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No.133") and its amendments which require the Company to recognize all derivatives on the consolidated balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in its fair value are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company engages in activities that expose it to market risks, including the effects of changes in interest rates, exchange rates and changes in natural gas prices. Financial exposures are managed as an integral part of the Company's risk management program, which seeks to reduce the potentially adverse effect that the volatility of the interest rate, exchange rate and natural gas markets may have on operating results. The Company does not regularly engage in speculative transactions, nor does it regularly hold or issue financial instruments for trading purposes. There was no impact on the consolidated financial statements upon adoption of SFAS No.133.

      The Company formally documents all hedging instruments and hedging items, as well as its risk management objective and strategy for undertaking hedged items. This process includes linking all derivatives that are designated as fair value and cash flow hedges to specific assets or liabilities on the consolidated balance sheet or to forecasted transactions. The Company also formally assesses, both at inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair value or cash flows of hedged items. When it is determined that a derivative is not highly effective, the derivative expires, or is sold, terminated, or exercised, or the derivative is discontinued because it is unlikely that a forecasted transaction will occur, the Company discontinues hedge accounting for that specific hedge instrument.

(i) Fiscal Year

      The Company ends its fiscal year on December 31.  Each of the first three quarters in the fiscal year ends on the Saturday nearest the calendar quarter end.

(j) Advertising Costs and Vendor Consideration

      Advertising and promotion expenses are charged to earnings during the period in which they are incurred.  Advertising and promotion expenses included in selling, administrative and general expenses were $31,829 in 2002, $28,845 in 2001 and $25,526 in 2000.

      In 2001, the EITF reached consensus on Issue No. 01-09 "Accounting for Consideration Given by a Vendor to a Customer" ("EITF 01-09"). This issuance provides guidance primarily on income statement classification of consideration from a vendor to a purchaser of the vendor's products. Generally, cash consideration is to be

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

classified as a reduction of net sales, unless specific criteria are met regarding goods or services that the vendor may receive in return for this consideration. The Company makes various payments to customers, including slotting fees, advertising allowances, buy-downs and co-op advertising. All of these payments reduce gross sales with the exception of co-op advertising. Co-op advertising is classified as a selling, general and administrative expense. Co-op advertising expenses were $14,090 in 2002, $11,803 in 2001 and $11,570 in 2000.

(k) Impairment of Long-Lived Assets

      In 2002, the Company adopted Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets."  SFAS No. 144 replaced SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of." SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets including discontinued operations. On determining that assets have been impaired or are to be disposed of, including discontinued operations, the Company measures the lower of the carrying value or fair value less costs to sell, whether reported in continuing operations or discontinued operations. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity.

(l) Earnings per Share ("EPS")

      The Company applies the provisions of Financial Accounting Standards Board SFAS No. 128, Earnings per Share, which requires companies to present basic EPS and diluted EPS.  Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

      Dilutive common stock options are included in the diluted EPS calculation using the treasury stock method.  Common stock options that were not included in the diluted EPS computation because the options' exercise price was greater than the average market price of the common shares for the periods presented are immaterial.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Computations of basic and diluted earnings per share are presented in the following table:

	Years Ended December 31,

	2002	2001	2000

	(In thousands, except per share data)

Net earnings	$ 284,489	188,592	162,599

Weighted-average common and dilutive potential
common shares outstanding:

Weighted-average common shares outstanding	63,723	52,418	53,769

Add weighted-average dilutive potential common
shares - options to purchase common shares, net .	1,138	723	486

Weighted-average common and dilutive potential
common shares outstanding	64,861	53,141	54,255

Basic earnings per share	$ 4.46	3.60	3.02

Diluted earnings per share	$ 4.39	3.55	3.00

(m) Effect of New Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations"("SFAS No. 143"). SFAS No. 143 provides new guidance on the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. The Company adopted SFAS No. 143 on January 1, 2003, and it is not expected to materially impact the Company's consolidated financial statements.

      In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of Financial Accounting Standards Board Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 recognizes that the use of debt extinguishment can be a part of the risk management strategy of a company and hence, the classification of all early extinguishment of debt as an extraordinary item may no longer be appropriate. In addition, the Statement amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Provisions of this Statement, as they relate to Statement No. 13, are to be effective for transactions occurring after May 15, 2002. Provisions, which relate to Statement No. 4, are effective for fiscal years beginning after May 15, 2002. The Company adopted SFAS No. 145 on January 1, 2003 and it is not expected to materially impact the Company's consolidated financial statements.

      In November 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for the Costs Associated with Exit or Disposal Activities," ("SFAS No. 146"). SFAS No. 146 is effective for exit or

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

disposal activities initiated after December 31, 2002 and requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Effective January 1, 2003, the Company adopted SFAS No. 146 and it is not expected to materially impact the Company's consolidated financial statements.

      In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("Fin 45"). Fin 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantee. Fin 45 also requires additional disclosure about the guarantor's obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective after December 15, 2002 and are included in footnote 10 to the consolidated financial statements.

      In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure an amendment of FASB Statement No. 123"("SFAS No. 148"). This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. Effective January 1, 2003, the Company adopted the disclosure requirements of SFAS No. 148 regarding disclosure requirements for condensed consolidated financial statements for interim periods. The Company has not yet determined whether it will voluntarily change to the fair value based method of accounting for stock-based employee compensation.

      In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities and Interpretation of ARB No. 51" ("Fin 46"). Fin 46 establishes the criteria for consolidating variable interest entities. The Company is evaluating Fin 46, which is effective for fiscal years or interim periods beginning after June 15, 2003, to variable entities that were acquired before February 1, 2003. The Company does not expect Fin 46 to materially impact the Company's consolidated financial statements.

(2) Acquisitions

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

      On March 20, 2002, the Company acquired all of the outstanding capital stock of Dal-Tile International Inc. ("Dal-Tile"), a leading manufacturer and distributor of ceramic tile in the United States, for approximately $1,468,325, consisting of approximately 12,900 shares of the Company's common stock, options to purchase approximately 2,100 shares of the Company's common stock and approximately $717,638 in cash, including direct acquisition costs. The Company's common stock and options were valued at approximately $750,687 based on the measurement date stock price of $55.04 per share ($710,420) and the estimated fair value of the options using the Black-Scholes option-pricing model ($40,267). The acquisition was accounted for by the purchase method and, accordingly, the results of operations of Dal-Tile have been included in the Company's consolidated financial statements from March 20, 2002. The purchase price was allocated to the assets acquired and liabilities assumed based upon the estimated fair values at the date of acquisition. The trademark value was established based upon an independent appraisal. The excess of the purchase price over the fair value of the net identifiable assets acquired of approximately $1,168,286 was recorded as goodwill. None of the goodwill is expected to be deductible for income tax purposes. The primary reasons for the acquisition included:

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

  the ability to combine Mohawk's current efforts in the hard-flooring business with Dal-Tile's larger, more established ceramic tile and natural stone business;
  the opportunity to use Mohawk and Dal-Tile's existing distribution channels to increase sales of both carpets and hard floorcoverings;
  the potential to reduce overhead and other costs by adding Dal-Tile's distribution network to Mohawk's logistical and distribution system;
  the potential to reduce manufacturing costs and increase quality by identifying manufacturing best practices; and
  the potential to reduce general, administrative, overhead and other miscellaneous costs by spreading fixed costs over a larger business.

      Mohawk considered whether identifiable intangible assets, such as customer relationships, patents, covenants not to compete, software, production backlog, marketing agreements, unpatented technology and trade secrets, might exist and none were identified other than trademarks, during the purchase price negotiations and during the subsequent purchase price allocation evaluation. Accordingly, the valuation resulted in the recognition of goodwill and trademarks.

      In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets"("SFAS No. 142"), goodwill recorded in the Dal-Tile acquisition will not be amortized. Additionally, the Company determined that the trademark intangible assets have indefinite useful lives because they are expected to generate cash flows indefinitely. Goodwill and the trademark intangible assets are subject to annual impairment testing.

      The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$ 322,042
Property, plant and equipment	223,267
Goodwill	1,168,286
Intangible assets-trademarks	146,700
Other assets	4,930

Total assets acquired	1,865,225

Current liabilities	132,124
Long-term debt	181,300
Other liabilities	83,476

Total liabilities assumed	396,900

Net assets acquired	$ 1,468,325

      The following unaudited pro forma financial information presents the combined results of operations of Mohawk and Dal-Tile as if the acquisition had occurred at the beginning of 2001, after giving effect to certain adjustments, including increased interest expense on debt related to the acquisition, the elimination of goodwill amortization and related income tax effects. The pro forma information does not necessarily reflect the results of operations that would have occurred had Mohawk and Dal-Tile constituted a single entity during such periods. The following table discloses the results for the fiscal years ended December 31:

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

	2002	2001

Net sales	$ 4,758,380	4,482,741
Net earnings	294,846	242,601
Basic earnings per share	4.39	3.63
Diluted earnings per share	4.32	3.58

(3) Receivables

Receivables are as follows:
	2002	2001

Customers, trade	$ 578,429	479,219
Other	7,373	5,037

	585,802	484,256
Less allowance for discounts, returns, claims and
doubtful accounts	84,673	79,381

Net receivables	$ 501,129	404,875

(4) Inventories

The components of inventories are as follows:
	2002	2001

Finished goods	$ 436,080	287,525
Work in process	67,907	68,088
Raw materials	174,021	175,792

Total inventories	$ 678,008	531,405

(5) Goodwill and Other Intangible Assets

      Effective January 1, 2002, the Company adopted SFAS No. 142,which requires the Company to evaluate its goodwill on an annual basis for impairment. Furthermore, any goodwill that was acquired in a purchase business combination completed after June 30, 2001 will not be amortized. Goodwill that was acquired in business combinations completed before July 1, 2001 is no longer being amortized. The Company has two reportable units, the Mohawk unit and the Dal-Tile unit, and accordingly, has assigned the acquired goodwill to the respective reporting units. The amount assigned to the Mohawk unit was $109,167 and $1,168,286 to the Dal-Tile unit. During the fourth quarter of 2002, the Company evaluated both reporting units using the discounted cash flow approach and determined that there was no impairment for either reportable unit.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

      The following table discloses the Company's earnings, assuming the exclusion of goodwill amortization for the fiscal years ended December 31:

	2002	2001	2000

Net earnings	$ 284,489	188,592	162,599
Add back: Goodwill amortization, net
of income taxes	-	2,022	2,006

Adjusted net earnings	$ 284,489	190,614	164,605

Basic earnings per share	$ 4.46	3.60	3.02
Add back: Goodwill amortization, net
of income taxes	-	0.04	0.04

Adjusted net earnings	$ 4.46	3.64	3.06

Diluted earnings per share	$ 4.39	3.55	3.00
Add back: Goodwill amortization, net
of income taxes	-	0.04	0.03

Adjusted net earnings	$ 4.39	3.59	3.03

(6) Property, Plant and Equipment

Following is a summary of property, plant and equipment:
	2002	2001

Land	$ 56,671	24,355
Buildings and improvements	339,630	275,174
Machinery and equipment	1,052,567	910,454
Furniture and fixtures	42,421	34,677
Leasehold improvements	16,354	6,405
Construction in progress	77,468	26,654

	1,585,111	1,277,719
Less accumulated depreciation and amortization	729,787	658,016

Net property, plant and equipment	$ 855,324	619,703

      Property, plant and equipment includes capitalized interest of $2,126, $1,855 and $3,097 in 2002, 2001 and 2000, respectively.

      Effective January 1, 2000, the Company extended the estimated useful lives on certain property, plant and equipment. The impact of the change was to increase net earnings for 2000 by approximately $14,600, or $0.27 per share.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(7) Long-Term Debt

      The Company's revolving line of credit agreement provides for an interest rate of either (i) LIBOR plus 0.2% to 0.5%, depending upon the Company's performance measured against certain financial ratios, or (ii) the prime rate less 1.0% and has a termination date of January 28, 2004.  At December 31, 2002, the Company had credit facilities of $450,000 under its revolving credit line and $55,000 under various short-term uncommitted credit lines. At December 31, 2002, a total of $462,501 was unused under these lines. All of these lines are unsecured. The credit agreement contains customary financial and other covenants.  The Company must pay an annual facility fee ranging from .0015 to .0025 of the total credit commitment, depending upon the Company's performance measured against specific coverage ratios, under the revolving credit line.

      In connection with the Dal-Tile acquisition, the Company entered into a 364-day term loan facility (the "Bridge Facility") on March 20, 2002 to finance a portion of the acquisition. On April 2, 2002, the Company sold $300,000 of its 6.50% senior notes due 2007, Series A and $400,000 of its 7.20% senior notes due 2012, Series B through institutional private placements and used the proceeds to repay outstanding indebtedness of approximately $601,000 under the Bridge Facility and approximately $90,000 under the Company's revolving credit facility. On June 13, 2002, the Company exchanged $294,965 of its registered 6.50% notes due 2007, Series C for an equal amount of its Series A senior notes and $397,800 of its registered 7.20% senior notes due 2012, Series D for an equal amount of its Series B senior notes. Interest on each series is payable semiannually.

      The Company has two trade accounts receivable securitization agreements with bank agents for asset-backed commercial paper conduits. These facilities enable the Company to borrow up to $205,000 through the Mohawk segment and up to $75,000 through its Dal-Tile segment. Each securitization is secured by the respective segment trade receivables and is subject to annual renewal. At December 31, 2002, the Company had no amounts outstanding under either securitization facility, both of which were available up to their respective facility limits. At December 31, 2001, the Mohawk segment had $125,000 outstanding secured by approximately $461,072 of receivables.

      The Company guarantees the Industrial Revenue Bonds with various standby letters of credit, which were in aggregate $55,200 at December 31, 2002 and 2001.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Long-term debt consists of the following:
	2002	2001

Revolving line of credit, due January 28, 2004	$ 4,402	33,893
Asset securitization, due October 24, 2003	-	125,000
6.50% senior notes, payable April 15, 2007
interest payable semiannually	300,000	-
7.20% senior notes, payable April 15, 2012
interest payable semiannually	400,000	-
8.46% senior notes, payable in annual principal
installments beginning in 1998, due September 16, 2004,
interest payable quarterly	28,571	42,857
7.14%-7.23% senior notes, payable in annual principal
installments beginning in 1997, due September 1, 2005,
interest payable semiannually	28,333	37,778
8.48% term loans, payable in annual principal installments,
due October 26, 2002, interest payable quarterly	-	5,714
7.58% senior notes, payable in annual principal installments
beginning in 1997, due July 30, 2003, interest payable semiannually	1,428	2,857
6% term note, payable in annual principal and interest
installments beginning in 1998, due July 23, 2004	2,671	4,007
Industrial revenue bonds and other	55,022	56,327

Total long-term debt	820,427	308,433
Less current portion	27,427	158,366

Long-term debt, excluding current portion	$ 793,000	150,067

The aggregate maturities of long-term debt as of
December 31, 2002 are as follows:

2003	$ 27,427
2004	29,380
2005	9,448
2006	6,500
2007	300,000
Thereafter	447,672

	$ 820,427

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(8) Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are as follows:
	2002	2001

Outstanding checks in excess of cash	$ 23,504	45,012
Accounts payable, trade	236,272	171,620
Accrued expenses	222,868	132,944
Accrued compensation	106,639	73,919

Total accounts payable and accrued expenses	$ 589,283	423,495

(9) Derivative Financial Instruments

Interest Rate Risk Management

      The Company used an interest rate swap contract to adjust the proportion of total debt that was subject to variable interest rates as compared to fixed interest rates. Under the interest rate swap contract, the Company agreed to pay an amount equal to a fixed-rate of interest times a notional principal amount of $100,000, and to receive in return an amount equal to a specified variable-rate of interest times the same notional principal amount. The notional amounts of the contracts are not exchanged, and no other cash payments are made. The contract fair value is reflected on the consolidated balance sheets and related gains or losses were deferred in other comprehensive income. These deferred gains and losses are recognized in income as an adjustment to interest expense over the same period in which the related interest payments being hedged are recognized in income. However, to the extent that any of these contracts are not considered to be 100% effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of these contracts is immediately recognized in earnings. During December 2002, the Company determined, based on future cash flow projections, that the cash flow hedge would more than likely become ineffective as strong cash flow has allowed the Company to significantly reduce its outstanding LIBOR based variable rate debt below the $100,000 hedged notional amount. The unrealized loss on the interest rate swap previously included in other comprehensive income has been recorded in interest expense in the fourth quarter of 2002. The amount recorded in interest expense was $10,700. The Company continues to carry the liability on the consolidated balance sheets at its fair value and it will be marked to market in future reporting periods with any changes being recorded in interest expense.

Natural Gas Risk Management

      The Company uses a combination of natural gas futures contracts and long-term supply agreements to manage unanticipated changes in natural gas prices. The contracts are based on forecasted usage of natural gas measured in Million British Thermal Units ("MMBTU").

      The Company has designated the natural gas futures contracts as cash flow hedges. The outstanding contracts are valued at market with the offset going to other comprehensive income, net of applicable income taxes and any hedge ineffectiveness. Any gain or loss is recognized in cost of goods sold in the same period or periods during which the hedged transaction affects earnings.  At December 31, 2002, the Company had natural gas contracts outstanding with an aggregate notional amount of approximately 1,450 MMBTU's. The fair value of these contracts, which mature from January 2003 to December 2004, was an asset of  $1,911, with the offset recorded in other comprehensive income, net of applicable income taxes.

      The long-term supply agreements are accounted for under the normal purchases provision within SFAS No. 133 and its amendments. At December 31, 2002, the Company has normal purchase commitments of approximately 4,560 MMBTU's for periods maturing from January 2003 through August 2005. The contracted

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

value of these commitments was approximately $17,441 and the fair value of these commitments was approximately $19,694, at December 31, 2002.

Foreign Currency Rate Management

      The Company enters into foreign exchange forward contracts to hedge costs associated with its operations in Mexico. The objective of these transactions is to reduce volatility of exchange rates where these operations are located by fixing a portion of their costs in US currency. Gains and losses are recognized in cost of goods sold in the same period or periods during which the hedged transaction affects earnings. Accordingly, these contracts have been designated as cash flow hedges. At December 31, 2002, the Company had forward contracts maturing from January 2003 through December 2003, to purchase approximately 357,522 Mexican pesos. The aggregate U.S. Dollar value of these contracts at December 31, 2002 was approximately $34,581. The contracts are marked to market in other current liabilities with the offset to other comprehensive income, net of applicable income taxes. Unrealized losses at December 31, 2002, were not material.

(10) Product warranties

      The Company warrants certain qualitative attributes of its products for up to 20 years. The Company records a provision for estimated warranty and related costs, based on historical experience and periodically adjusts these provisions to reflect actual experience.

Product warranties are as follows:
	2002	2001	2000

Balance at beginning of year	$ 7,021	6,506	6,532
Warranty claims	(61,718)	(52,125)	(49,426)
Warranty expense	61,881	52,640	49,400

Balance at end of year	$ 7,184	7,021	6,506

(11) Stock Options, Stock Compensation and Treasury Stock

      Under the 2002 Long-Term Incentive Plan, options may be granted to directors and key employees through 2012 to purchase a maximum of 3,200 shares of common stock. Under the 2002 plan, options that were not issued from the 1992, 1993 and 1997 plans were cancelled.  During 2002, 2001, and 2000 options to purchase 731, 704, and 181 shares, respectively, were granted under the 1992, 1993, 1997 and 2002 plans. Options granted under each of these plans expire 10 years from the date of grant and become exercisable at such dates and at prices as determined by the Compensation Committee of the Company's Board of Directors. In connection with the acquisition of Dal-Tile, the Company issued 2,096 options to employees of Dal-Tile in exchange for their respective options.

      During 1996, the Company adopted the 1997 Non-Employee Director Stock Compensation Plan.  The plan provides for awards of common stock of the Company for non-employee directors to receive in lieu of cash for their annual retainers.  During 2002, 2001, and 2000 a total of two, two, and four shares, respectively, were awarded to the non-employee directors under the plan.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

      Additional information relating to the Company's stock option plans follows:

	2002	2001	2000

Options outstanding at beginning of year	1,916	1,868	2,043
Options granted for Dal-Tile acquisition	2,096	-	-
Options granted	731	704	184
Options exercised	(2,056)	(570)	(181)
Options canceled	(283)	(86)	(178)

Options outstanding at end of year	2,404	1,916	1,868

Options exercisable at end of year	796	599	931

Option prices per share:
Options granted during the year	$38.73-65.02	23.33-53.01	20.13-26.26

Options exercised during the year	$5.67-49.09	5.67-35.13	5.67-19.70

Options canceled during the year	$9.58-63.14	5.67-42.86	6.67-35.14

Options outstanding at end of year	$6.67-65.02	5.61-53.01	5.61-35.13

Options exercisable at end of year	$6.67-53.01	5.61-35.13	5.61-35.13

      As allowed under SFAS No. 123, "Accounting for Stock Based Compensation", the Company accounts for stock options granted as prescribed under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," which recognizes compensation cost based upon the intrinsic value of the award. Accordingly, no compensation expense has been recognized in the consolidated statements of earnings for any stock options granted in 2002, 2001 and 2000. The following table represents pro forma net earnings and pro forma earnings per share had the Company elected to account for stock option grants using the fair value based method.

	2002	2001	2000

Net earnings as reported	$ 284,489	188,592	162,599
Deduct: Stock-based employee compensation
expense determined under fair value based
method for all options, net of related tax effects	(4,972)	(3,198)	(2,286)

Pro forma net earnings	$ 279,517	185,394	160,313

Net earnings per common share (basic)
As reported	$ 4.46	3.60	3.02
Pro forma	$ 4.39	3.54	2.98
Net earnings per common share (diluted)
As reported	$ 4.39	3.55	3.00
Pro forma	$ 4.31	3.49	2.95

      This pro forma impact only takes into account options granted since January 1, 1996 and is likely to increase in future years as additional options are granted and amortized ratably over the vesting period. The average fair value of options granted during 2002, 2001 and 2000 was $26.72, $15.27 and $13.00, respectively. This fair value was estimated using the Black-Scholes option pricing model based on a weighted-average market price at grant date of $62.11 in 2002, $31.91 in 2001 and $22.69 in 2000 and the following weighted-average assumptions:

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

	2002	2001	2000

Dividend yield	-	-	-
Risk-free interest rate	3.0%	4.1%	5.1%
Volatility	39.7%	43.3%	48.1%
Expected life (years)	6	6	7

      Summarized information about stock options outstanding and exercisable at December 31, 2002, is as follows:

	Outstanding			Exercisable

Exercise price range	Number of Shares	Average Life (1)	Average Price (2)	Number of Shares	Average Price (2)

Under $19.69	575	4.42	$ 15.46	467	$ 14.49
$19.93-30.50	249	7.08	22.77	105	23.19
$30.53-30.53	499	8.16	30.53	68	30.53
$30.69-53.53	425	7.34	37.45	156	34.56
$58.00-58.00	42	9.95	58.00	-	-
$63.14-65.20	614	9.18	63.37	-	-

Total	2,404			796

1)       Weighted average contractual life remaining in years.
2)       Weighted average exercise price.

      The Company's Board of Directors has authorized the repurchase of up to 15,000 shares of its outstanding common stock. For the year ended December 31, 2002, a total of approximately 1,371 shares of the Company's common stock were purchased at an aggregate cost of approximately $64,034. Since the inception of the program, a total of approximately 10,364 shares have been repurchased at an aggregate cost of approximately $265,291. All of these repurchases have been financed through the Company's operations and banking arrangements.

 (12) Employee Benefit Plans

      The Company has a 401(k) retirement savings plan (the "Mohawk Plan") open to substantially all of its employees who have completed 90 days of eligible service.  The Company contributes $0.50 for every $1.00 of employee contributions up to a maximum of 4% of the employee's salary and an additional $0.25 for every $1.00 of employee contribution in excess of 4% of the employee's salary up to a maximum of 6%. Employee and employer contributions to the Mohawk Plan were $20,237 and $7,359 in 2002, $18,322 and $6,521 in 2001, and $16,926 and $6,055 in 2000, respectively. The Company also made a discretionary contribution to the Mohawk Plan of approximately $3,797, $2,500 and $2,500 in 2002, 2001 and 2000, respectively.

      The Dal-Tile International Inc. Employees' Retirement Savings Plan (the "Dal-Tile Plan") is a defined contribution 401(k) plan covering substantially all Dal-Tile employees.  Employees were eligible to participate after completion of 60 days of service. Under the terms of the Dal-Tile Plan, Dal-Tile contributes $.50 for every $1.00 of employee contributions up to a maximum of 6% of the employee's salary and employees are vested in the contributions based on years of credited service.  Employee and employer contributions to the Dal-Tile Plan were $5,026 and $2,103 in 2002, respectively. The Dal-Tile Plan was merged into the Mohawk Plan effective January 1, 2003. Dal-Tile also maintains a performance based profit sharing plan in which the Company contributed approximately $1,588 in 2002.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(13) Income Taxes

      Income tax expense attributable to earnings before income taxes for the years ended December 31, 2002, 2001 and 2000, consists of the following:

	Current	Deferred	Total

2002:
U.S. federal	$ 133,914	9,859	143,773
State, local and other	3,089	12,278	15,367

	$ 137,003	22,137	159,140

2001:
U.S. federal	$ 82,246	5,728	87,974
State, local and other	15,015	(165)	14,850

	$ 97,261	5,563	102,824

2000:
U.S. federal	$ 64,444	28,466	92,910
State, local and other	8,407	3,713	12,120

	$ 72,851	32,179	105,030

      Income tax expense attributable to earnings before income taxes differs from the amounts computed by applying the U.S. statutory federal income tax rate to earnings before income taxes as follows:

	2002	2001	2000

Computed "expected" tax expense	$ 155,270	101,996	93,670
State and local income taxes, net of federal
income tax benefit	9,989	9,652	7,878
Amortization of goodwill	-	709	700
Tax credits	(5,000)	(5,000)	-
Other, net	(1,119)	(4,533)	2,782

	$ 159,140	102,824	105,030

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001, are presented below:

	2002	2001

Deferred tax assets:
Accounts receivable	$ -	3,286
Inventories	16,526	19,089
Prepaid expenses	655	-
Accrued expenses	67,706	49,030

Gross deferred tax assets	84,887	71,405

Deferred tax liabilities:
Plant and equipment	(105,443)	(72,934)
Trademarks	(57,929)	-
Prepaid expenses	-	(1,347)
Other	(26,437)	(12,021)

Gross deferred tax liabilities	(189,809)	(86,302)

Net deferred tax liability	$ (104,922)	(14,897)

      Based upon the expected reversal of deferred tax liabilities, level of historical and projected taxable income over periods in which the deferred tax assets are deductible, the Company's management believes it is more likely than not the Company will realize the benefits of these deductible differences at December 31, 2002.

(14) Commitments and Contingencies

      The Company is obligated under various capital and operating leases for office and manufacturing space, machinery and equipment.

      Future minimum lease payments under non-cancelable capital and operating leases (with initial or remaining lease terms in excess of one year) at December 31:

	Capital Leases	Operating Leases	Total Future Payments

2003	$ 798	60,936	61,734
2004	-	49,346	49,346
2005	-	37,248	37,248
2006	-	27,754	27,754
2007	-	16,944	16,944
Thereafter	-	26,235	26,235

Total payments	$ 798	218,463	219,261

Less amount representing interest	34

Present value of capitalized lease payments
with a weighted interest rate of 7.60%	$ 764

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

     The Company assumed several capitalized leases from recent acquisitions for machinery and equipment, at a cost of $5,010 as of December 31, 2002 and 2001. The amortization of these capital leases is included in depreciation expense. Accumulated amortization was $4,245 and $2,038 as of December 31, 2002 and 2001.

     Rental expense under operating leases was $62,066, $39,072 and $36,392 in 2002, 2001 and 2000, respectively.

      The Company has approximately $19,600 in standby letters of credit for various insurance contracts and commitments to foreign vendors that expire within two years.

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

      Three sites near Mohawk's Dallas facility in its Dal-Tile segment are involved in environmental cleanup projects relating principally to the disposal or alleged disposal by Dal-Tile of waste materials containing lead compounds. Dal-Tile's approved closure plans have been implemented and each site is now undergoing post-closure care.  Dal-Tile has been named as a potentially responsible party under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and similar state statutes for the disposal of certain hazardous substances at various other sites in the United States.  The Company does not believe that any future costs for these sites will have a material adverse effect on it.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(15) Consolidated Statements of Cash Flows Information

      Supplemental disclosures of cash flow information are as follows:

	2002	2001	2000

Net cash paid during the year for:
Interest	$ 43,866	31,789	39,866

Income taxes	$ 59,931	73,498	74,592

Supplemental schedule of non-cash
investing and financing activities:
Fair value of assets acquired in acquisition	$ 1,865,225	-	37,284
Liabilities assumed in acquisition	(396,900)	-	(440)
Issuance of common stock and options
in acquisition	(750,687)	-	-

	$ 717,638	-	36,844

(16) Other Income and Expense

Other income and expense are as follows:
	2002	2001	2000

Miscellaneous income	$ 5,914	1,826	1,218

Miscellaneous expense	$ 12,425	3,966	2,010
Amortization expense	-	3,814	3,650

	$ 12,425	7,780	5,660

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(17) Segment Reporting

      The Company has two reportable segments, the Mohawk segment and the Dal-Tile segment. The Mohawk segment is comprised of all the product lines and operations that were the Company's prior to the Dal-Tile acquisition. The Dal-Tile segment is comprised of the Dal-Tile product lines and operations. Amounts disclosed for each segment are prior to any elimination or consolidation entries. Corporate general and administrative expenses amounts attributable to each segment are estimated and allocated accordingly.

Segment information is as follows:

	2002	2001	2000

Net sales:
Mohawk	$ 3,624,156	3,445,945	3,404,034
Dal-Tile	898,180	-	-

	$ 4,522,336	3,445,945	3,404,034

Operating income:
Mohawk	$ 388,422	336,672	327,540
Dal-Tile	139,888	-	-
Corporate and eliminations (a)	(9,198)	(9,515)	(17,425)

	$ 519,112	327,157	310,115

Depreciation and amortization:
Mohawk	$ 83,676	84,167	82,346
Dal-Tile	18,266	-	-

	$ 101,942	84,167	82,346

Capital expenditures (excluding acquisitions):
Mohawk	$ 80,623	52,913	73,475
Dal-Tile	31,311	-	-

	$ 111,934	52,913	73,475

Assets:
Mohawk	$ 1,638,336	1,656,813	1,692,020
Dal-Tile	1,832,701	-	-
Corporate and eliminations	125,706	111,672	103,358

	$ 3,596,743	1,768,485	1,795,378

(a) Includes one-time charge in 2000 of $7,000 for two class action legal settlements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(18) Quarterly Financial Data (Unaudited)

      The supplemental quarterly financial data are as follows:

	Quarters Ended

	March 30,	June 29,	September 28,	December 31,
	2002	2002	2002	2002

Net sales	$ 866,710	1,227,747	1,224,403	1,203,476
Gross profit	214,595	339,186	340,657	342,676
Net earnings	43,210	75,518	81,560	84,201
Basic earnings per share	0.80	1.12	1.22	1.27
Diluted earnings per share	0.77	1.10	1.21	1.25

	Quarters Ended

	March 31,	June 30,	September 29,	December 31,
	2001	2001	2001	2001

Net sales	$ 777,339	864,958	907,850	895,798
Gross profit	177,322	216,154	219,424	220,002
Net earnings	27,206	46,466	55,727	59,193
Basic earnings per share	0.52	0.89	1.06	1.12
Diluted earnings per share	0.51	0.88	1.05	1.11

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10. Directors and Executive Officers of the Registrant

      The information required by this item is incorporated by reference to information contained in the Company's Proxy Statement for the 2003 Annual Meeting of Stockholders under the following headings: "Election of Directors-Director, Director Nominee and Executive Officer Information"; "-Nominees for Director"; "-Continuing Directors"; "-Executive Officers;" and "-Section 16a Beneficial Ownership Reporting Compliance."

Item 11. Executive Compensation

      The information required by this item is incorporated by reference to information contained in the Company's Proxy Statement for the 2003 Annual Meeting of Stockholders under the following headings: "Executive Compensation and Other Information-Summary of Cash and Certain Other Compensation"; "-Option Grants"; "-Option Exercises and Holdings"; "-Pension Plans"; "-Certain Relationships and Related Transactions", "-Equity Compensation Plan Information;" and "Election of Directors-Meetings and Committees of the Board of Directors."

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is incorporated by reference to information contained in the Company's Proxy Statement for the 2003 Annual Meeting of Stockholders under the following heading: "Executive Compensation and Other Information-Principal Stockholders of the Company."

Item 13. Certain Relationships and Related Transactions

      The information required by this item is incorporated by reference to information contained in the Company's Proxy Statement for the 2003 Annual Meeting of Stockholders under the following heading: "Executive Compensation and Other Information-Certain Relationships and Related Transactions."

Item 14. Controls and Procedures

      Within ninety (90) days prior to the date of this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer ("CEO"), and the Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective in bringing to their attention material information relating to the Company required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the most recent evaluation conducted by the CEO and CFO.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8‑K

      (a) 1. Consolidated Financial Statements

      The Consolidated Financial Statements of Mohawk Industries, Inc. and subsidiaries listed in Item 8 of Part II are incorporated by reference into this item.

      2. Consolidated Financial Statement Schedules

            Schedule I‑Condensed Financial Information of Registrant                                                      62

            Schedule II‑Consolidated Valuation and Qualifying Accounts                                                 67

      Schedules not listed above have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

      3. Exhibits

      The exhibit number for the exhibit as originally filed is included in parentheses at the end of the description.

Mohawk
Exhibit
Number                                                                                               Description

*2.1	Agreement and Plan of Merger dated as of December 3, 1993 and amended as of January 17, 1994 among Mohawk, AMI Acquisition Corp., Aladdin and certain Shareholders of Aladdin. (Incorporated herein by reference to Exhibit 2.1(a) in Mohawk's Registration Statement on Form S-4, Registration No. 333-74220.)
*2.2	Agreement and Plan of Merger by and between Mohawk, Maverick Merger Sub, Inc. and Dal-Tile International Inc., dated as of November 19, 2001. (Incorporated herein by reference to Exhibit 2.1 of the Mohawk Registration Statement on Form S-4, Registration No. 333-74806, as filed December 7, 2001.)
*2.3	Amendment No. 1, to the Agreement and Plan of Merger by and between Mohawk, Maverick Merger Sub, Inc. and Dal-Tile International Inc., dated as of January 16, 2002. (Incorporated herein by reference to Exhibit 2.2 of the Mohawk Registration Statement on Form S-4, Registration No. 333-74806, as filed January 17, 2002.)
*3.1	Restated Certificate of Incorporation of Mohawk, as amended. (Incorporated herein by reference to Exhibit 3.1 in Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)
3.2	Restated Bylaws of Mohawk, as amended.
*4.1	See Article 4 of the Restated Certificate of Incorporation of Mohawk. (Incorporated herein by reference to Exhibit 3.1 in Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)
4.2	See Articles 2, 6, and 9 of the Restated Bylaws of Mohawk, as amended. (Filed as exhibit 3.2)
*4.3	Indenture, dated as of April 2, 2002 between Mohawk Industries, Inc. and Wachovia Bank, National Association, as Trustee (Incorporated herein by reference to Exhibit 4.1 in Mohawk's Registration Statement on Form S-4, Registration No. 333-86734, as filed April 22, 2002.)
*10.1	Lease dated October 15, 1990 between NBD Trust Company of Illinois and Aladdin related to a finished goods distribution warehouse in Romeoville, Illinois. (Incorporated herein by reference to Exhibit 10.28 of Mohawk's Annual Report on Form 10‑K for the fiscal year ended December 31, 1993.)
*10.2	Lease dated October 3, 1994 between Almoda and Aladdin related to a finished goods distribution warehouse in Columbus, Ohio. (Incorporated herein by reference to Exhibit 10.29 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)
*10.3	Lease dated May 1, 1997 between Opus East, LLC and Mohawk concerning a distribution warehouse in Glen Burnie, Maryland. (Incorporated herein by reference to Exhibit 10.8 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)
*10.4	Lease dated September 23, 1996 between West End Road Associates and Mohawk concerning a distribution warehouse in Pompton Plains, New Jersey. (Incorporated herein by reference to Exhibit 10.10 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)
*10.5	Lease dated November 27, 1996 between CP-Regency Business Park LTD and Aladdin concerning a distribution warehouse in Grand Prairie, Texas. (Incorporated herein by reference to Exhibit 10.12 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)
54
*10.6	Lease dated September 1, 1996 between Catellus Development Corp. and Mohawk concerning a distribution warehouse in LaMirada, California. (Incorporated herein by reference to Exhibit 10.11 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)
*10.7	Lease dated October 15, 2000 between Majestic Realty Co. and Principal Life Insurance Company and Aladdin concerning a distribution warehouse in La Mirada, California. (Incorporated herein by reference to Exhibit 10.9 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)
*10.8	Lease dated June 1, 1998 between Intermark USA, Inc. and Aladdin Manufacturing Corporation concerning a warehouse in Kensington, Georgia. (Incorporated herein by reference to Exhibit 10.11 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)
*10.9	Lease dated February 18, 1999 between Aladdin Manufacturing Corporation and Industrial Developments International Inc. concerning a warehouse in Bolingbrook, Illinois. (Incorporated herein by reference to Exhibit 10.12 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)
*10.10	Lease dated February 18, 1999 between Mohawk Industries, Inc. and Senecca G&H, L.L.C. concerning a warehouse in Miami, Florida. (Incorporated herein by reference to Exhibit 10.13 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)
*10.11	Lease dated November 28, 2000 between Aladdin Manufacturing Corporation and Lathrop industrial development, LLC a warehouse in Lathrop, California. (Incorporated herein by reference to Exhibit 10.13 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)
*10.12	Lease dated December 3, 1999 between Aladdin Manufacturing Corporation and Ex-Cell Home Fashions, Inc. concerning a plant in Bentonville, Arkansas. (Incorporated herein by reference to Exhibit 10.14 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)
*10.13	Lease dated April 1, 2000 between Aladdin Manufacturing Corporation and DMK Holdings LLC, concerning a warehouse in Calhoun, Georgia. (Incorporated herein by reference to Exhibit 10.17 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)
*10.14	Lease dated December 29, 1999 between Aladdin Manufacturing Corporation and Seattle-Tacoma Box Company concerning a warehouse in Kent, Washington. (Incorporated herein by reference to Exhibit 10.18 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)
*10.15	Lease dated November 16, 2001 between Aladdin Manufacturing Corporation and Ostow Holdings, L.L.C. concerning a warehouse in Calhoun, Georgia. (Incorporated herein by reference to Exhibit 10.15 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)
*10.16	Lease dated June 27, 2001 between Dal Tile Corporation and Merritt Eli, L.L.C. concerning a warehouse in Baltimore, Maryland. (Incorporated herein by reference to Exhibit 10.16 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)
*10.17	Sublease dated February 3, 1997 between Dal Tile Corporation and KMART Corporation concerning a warehouse in Dallas, Texas. (Incorporated herein by reference to Exhibit 10.17 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)
*10.18	Lease dated August 24, 1996 between Dal Tile Corporation and Harry L. Hussmann Jr., Inc., a Texas Corporation concerning a tile manufacturing facility in El Paso, Texas. (Incorporated herein by reference to Exhibit 10.18 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)
*10.19	Lease dated September 30, 1996 between Dal Tile Corporation and Ontario industrial Partners concerning a warehouse in Los Angeles, California. (Incorporated herein by reference to Exhibit 10.19 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)
10.20	Lease dated September 30, 2002 between Aladdin Manufacturing Corporation and SHP, L.L.C. concerning a warehouse in Whitfield County, Georgia.
10.21	Lease dated July 1, 2002 between Aladdin Manufacturing Corporation and DMK Holdings, L.L.C. concerning a warehouse in Gordon County, Georgia.
10.22	Lease dated July 1, 2002 between Aladdin Manufacturing Corporation and DMK Holdings LLC and Oothcalooga L.L.P. concerning a warehouse in Gordon County, Georgia.
55
10.23	Lease dated March 12, 2002 between Aladdin Manufacturing Corporation and CP-Coppell Industrial LTD concerning a warehouse in Dallas, Texas.
*10.24	Fifth Amended and Restated Credit Agreement dated as of November 23, 1999 among Mohawk, Wachovia Bank, N.A., Suntrust Bank, Atlanta and First Union National Bank. (Incorporated herein by reference to Exhibit 10.15 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)
*10.25	Amended and Restated Series Note Agreement dated as of August 31, 1999 for $85 million of senior notes due September 1, 2005 among Mohawk, John Hancock Mutual Life Insurance Company, John Hancock Variable Life Insurance Company, Investors Partner Life Insurance Company, Principal Life Insurance Company, The Franklin Life Insurance Company and The Prudential Insurance Company of America. (Incorporated herein by reference to Exhibit 10.2 of Mohawk's Quarterly Report on Form 10‑Q for the quarter ended October 2, 1999.)
*10.26	Amended and Restated Note Purchase Agreement dated as of August 31, 1999 for $100 million senior notes due September 16, 2004 among Mohawk, The Prudential Insurance Company of America, Principal Life Insurance Company, John Hancock Mutual Life Insurance Company, Massachusetts Mutual Life Insurance Company, Alexander Hamilton Life Insurance Company of America and The Franklin Life Insurance Company. (Incorporated herein by reference to Exhibit 10.2 of Mohawk's Quarterly Report on Form 10‑Q for the quarter ended October 2, 1999.)
*10.27	Registration Rights Agreement by and among Mohawk, Citicorp Investments, Inc., ML‑Lee Acquisition Fund, L.P. and Certain Management Investors. (Incorporated herein by reference to Exhibit 10.14 of Mohawk's Registration Statement on Form S‑1, Registration No. 33‑45418.)
*10.28	Voting Agreement, Consent of Stockholders and Amendment to 1992 Registration Rights Agreement dated December 3, 1993 by and among Aladdin, Mohawk, Citicorp Investments, Inc., ML‑Lee Acquisition Fund, L.P., David L. Kolb, Donald G. Mercer, Frank A. Procopio and John D. Swift. (Incorporated herein by reference to Exhibit 10(b) of Mohawk's Registration Statement on Form S‑4, Registration No. 33‑74220.)
*10.29	Registration Rights Agreement by and among Mohawk and the former shareholders of Aladdin. (Incorporated herein by reference to Exhibit 10.32 of Mohawk's Annual Report on Form 10‑K for the fiscal year ended December 31, 1993.)
*10.30	Waiver Agreement between Alan S. Lorberbaum and Mohawk dated as of March 23, 1994 to the Registration Rights Agreement dated as of February 25, 1994 between Mohawk and those other persons who are signatories thereto. (Incorporated herein by reference to Exhibit 10.3 of Mohawk's Quarterly Report on Form 10‑Q for the quarter ended July 2, 1994.)
*10.31	Receivables Purchase and Sale Agreement dated as of October 25, 2000 by and among Mohawk Carpet Corporation, Mohawk Commercial, Inc., and Durkan Patterned Carpets, Inc. and Mohawk Factoring, Inc. (Incorporated herein by reference to Exhibit 10.28 of Mohawk's Annual Report on Form 10‑K for the year ended December 31, 2000)
10.32	Amendment No. 1 to the Receivables Purchase and Sale Agreement dated as of December 28, 2001, by and among Mohawk Carpet Corporation, Mohawk Commercial, Inc., and Durkan Patterned Carpets, Inc. and Mohawk Factoring, Inc., as of October 25, 2000.
10.33	Amendment No. 2 to the Receivables Purchase and Sale Agreement dated as of July 19, 2002, by and among Mohawk Carpet Corporation, Mohawk Commercial, Inc., and Durkan Patterned Carpets, Inc. and Mohawk Factoring, Inc., as of October 25, 2000.
10.34	Amendment No. 3 and Joinder to the Receivables Purchase and Sale Agreement dated as of December 31, 2002, by and among Mohawk Carpet Corporation, Mohawk Commercial, Inc., and Durkan Patterned Carpets, Inc. and Mohawk Factoring, Inc., as of October 25, 2000.
*10.35	Credit and Security Agreement dated as of October 25, 2000 by and among Mohawk Factoring, Inc, as borrower, Mohawk Servicing, Inc., as Servicer, Blue Ridge Asset Funding Corporation, The Liquidity Banks and Wachovia Bank, N.A., as Agent. (Incorporated herein by reference to Exhibit 10.29 of Mohawk's Annual Report on Form 10‑K for the year ended December 31, 2000)
10.36	Amendment No. 1 dated as of October 24, 2001, to the Credit and Security Agreement by and among Mohawk Factoring, Inc, as borrower, Mohawk Servicing, Inc., as Servicer, Blue Ridge Asset Funding Corporation, The Liquidity Banks and Wachovia Bank, N.A., as Agent dated as of October 25, 2000.
10.37	Amendment No. 2 dated as of July 19, 2002, to the Credit and Security Agreement by and among Mohawk Factoring, Inc, as borrower, Mohawk Servicing, Inc., as Servicer, Blue Ridge Asset Funding Corporation, The Liquidity Banks and Wachovia Bank, N.A., as Agent dated as of October 25, 2000.
56
10.38	Amendment No. 3 dated as of October 23, 2002, to the Credit and Security Agreement by and among Mohawk Factoring, Inc, as borrower, Mohawk Servicing, Inc., as Servicer, Blue Ridge Asset Funding Corporation, The Liquidity Banks and Wachovia Bank, N.A., as Agent dated as of October 25, 2000..
10.39	Amendment No. 4 dated as of December 31, 2002, to the Credit and Security Agreement by and among Mohawk Factoring, Inc, as borrower, Mohawk Servicing, Inc., as Servicer, Blue Ridge Asset Funding Corporation, The Liquidity Banks and Wachovia Bank, N.A., as Agent dated as of October 25, 2000.
10.40	Second Amendment to the Liquidity Asset Purchase Agreement dated as of October 23, 2002 by and among Mohawk Factoring, Inc, as borrower, Mohawk Servicing, Inc., as Servicer, Blue Ridge Asset Funding Corporation, The Liquidity Banks and Wachovia Bank, N.A., as Agent dated as of October 25, 2000.
*10.41	Interest Rate Swap Agreement dated August 31 2000 by Mohawk Industries, Inc, and First Union National Bank. (Incorporated herein by reference to Exhibit 10.30 of Mohawk's Annual Report on Form 10‑K for the year ended December 31, 2000)
Exhibits Related to Executive Compensation Plans, Contracts and other Arrangements:
*10.42	Mohawk Carpet Corporation Retirement Savings Plan, as amended. (Incorporated herein by reference to Exhibit 10.1 of Mohawk's Registration Statement on Form S‑1, Registration No. 33‑45418.)
*10.43	Mohawk Carpet Corporation Supplemental Executive Retirement Plan, as amended. (Incorporated herein by reference to Exhibit 10.2 of Mohawk's Registration Statement on Form S‑1, Registration No. 33‑45418.)
*10.44	Mohawk Industries, Inc. Employee Stock Purchase Plan together with forms of related Management Investment Agreement, Non‑Qualified Stock Option Agreement, and amendments thereto. (Incorporated herein by reference to Exhibit 10.3 of Mohawk's Registration Statement on Form S‑1, Registration No. 33‑45418.)
*10.45	Securities Purchase and Holders Agreement dated as of December 31, 1988, as amended and restated March 30, 1989, together with amendments thereto and forms of related Non‑Qualified Stock Option Agreement and amendments thereto. (Incorporated herein by reference to Exhibit 10.5 of Mohawk's Registration Statement on Form S‑1, Registration No. 33‑45418.)
*10.46	Mohawk Industries, Inc. 1992 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.8 of Mohawk's Registration Statement on Form S‑1, Registration No. 33‑45418.)
*10.47	Amendment dated July 22, 1993 to the Mohawk Industries, Inc. 1992 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.2 in Mohawk's quarterly report on Form 10‑Q for the quarter ended July 3, 1993.)
*10.48	Second Amendment dated February 17, 2000 to the Mohawk Industries, Inc. 1992 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.35 of Mohawk's Annual Report on Form 10‑K for the fiscal year ended December 31, 1999.)
*10.49	Mohawk Industries, Inc. 1992 Mohawk‑Horizon Stock Option Plan. (Incorporated herein by reference to Exhibit 10.15 of Mohawk's Registration Statement on Form S‑1, Registration Number 33‑53932.)
*10.50	Amendment dated July 22, 1993 to the Mohawk Industries, Inc. 1992 Mohawk‑Horizon Stock Option Plan. (Incorporated herein by reference to Exhibit 10.1 of Mohawk's quarterly report on Form 10‑Q for the quarter ended July 3, 1993.)
*10.51	Second Amendment dated February 17, 2000 to the Mohawk Industries, Inc. 1992 Mohawk-Horizon Stock Option Plan. (Incorporated herein by reference to Exhibit 10.38 of Mohawk's Annual Report on Form 10‑K for the fiscal year ended December 31, 1999.)
*10.52	Mohawk Industries, Inc. 1993 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.39 of Mohawk's Annual Report on Form 10‑K for the fiscal year ended December 31, 1992.)
*10.53	First Amendment dated February 17, 2000 to the Mohawk Industries, Inc. 1993 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.40 of Mohawk's Annual Report on Form 10‑K for the fiscal year ended December 31, 1999.)
57
*10.54	The Mohawk Industries, Inc. Executive Deferred Compensation Plan. (Incorporated herein by reference to Exhibit 10.65 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)
*10.55	The Mohawk Industries, Inc. Management Deferred Compensation Plan. (Incorporated herein by reference to Exhibit 10.66 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)
*10.56	1997 Non-Employee Director Stock Compensation Plan. (Incorporated herein by reference to Exhibit 10.79 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)
*10.57	1997 Long-Term Incentive Plan. (Incorporated herein by reference to Exhibit 10.80 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)
*10.58	Amendment No. 1 to 1997 Non-Employee Director Stock Compensation Plan. (Incorporated herein by reference to Exhibit 10.74 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)
*10.59	Amendment and Restated Consulting Agreement between Mohawk Industries, Inc. and David L. Kolb dated January 17, 2001. (Incorporated herein by reference to Exhibit 10.55 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)
*10.60	Employment Agreement between Mohawk Industries, Inc., Dal-Tile International Inc., and W. Christopher Wellborn dated March 20, 2002. (Incorporated herein by reference to Exhibit 10.56 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)
*10.61	Dal-Tile International Inc. 1990 Stock Option Plan, as amended and restated (also known as the 2000 Amended and Restated Stock Option Plan) (Incorporated herein by reference to Appendix B in Dal-Tile International Inc.'s Definitive Proxy Statement for its 2001 Annual Meeting of Stockholders, as filed with the Securities and Exchange Commission on March 27, 2001)
*10.62	Supply Agreement dated as of December 29, 1999, between Dal-Tile Corporation and Wold Talc Company. (Incorporated herein by reference to Exhibit 10.18 of the Dal-Tile International Inc., Form 10-K for fiscal year 1999.)

       21          Subsidiaries of the Registrant.

       23.1       Independent Auditors' Consent - KPMG LLP.

       99.1       906 Certification

       99.2       906 Certification

*  Indicates exhibit incorporated by reference.

       (b) Reports on Form 8‑K.

1.        Current Report on Form 8-K: Third quarter earnings press release, dated October 14, 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                  Mohawk Industries, Inc.

Dated: February 25, 2003	By: /s/ JEFFREY S. LORBERBAUM
Jeffrey S. Lorberbaum,
President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: February 25, 2003	/s/ JEFFREY S. LORBERBAUM
Jeffrey S. Lorberbaum,
President and Chief Executive Officer
(principal executive officer)

Dated: February 25, 2003	/s/ JOHN D. SWIFT
John D. Swift,
Chief Financial Officer, Vice President‑Finance
and Assistant Secretary
(principal financial and accounting officer)

Dated: February 25, 2003	/s/ DAVID L. KOLB
David L. Kolb,
Chairman of the Board

Dated: February 25, 2003	/s/ LEO BENATAR
Leo Benatar,
Director

Dated: February 25, 2003	/s/ JOHN F. FIEDLER
John F. Fiedler,
Director

Dated: February 25, 2003	/s/ S. H. SHARPE
S. H. Sharpe,
Director

Dated: February 25, 2003	/s/ LARRY W. MCCURDY
Larry W. McCurdy,
Director

Dated: February 25, 2003	/s/ ROBERT N. POKELWALDT
Robert N. Pokelwaldt,
Director

Dated: February 25, 2003	/s/ W. CHRISTOPHER WELLBORN
W. Christopher Wellborn,
Director

CERTIFICATIONS

I, Jeffrey S. Lorberbaum, certify that:

1. I have reviewed this annual report on Form 10-K of Mohawk Industries, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 25, 2003

/s/: Jeffrey S. Lorberbaum
Jeffrey S. Lorberbaum
President and Chief Executive Officer

I, John D. Swift, certify that:

1. I have reviewed this annual report on Form 10-K of Mohawk Industries, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 25, 2003

/s/: John D. Swift
John D. Swift
Chief Financial Officer

SCHEDULE I
MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Financial Information Of Registrant
Mohawk Industries, Inc.

Balance Sheets

December 31, 2002 and 2001

(In thousands, except per share data)

ASSETS	2002	2001

Current assets - intercompany receivable	$ 1,389,369	-
Investment in subsidiaries	1,356,244	1,071,755

	$ 2,745,613	1,071,755

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Intercompany payable	$ -	105
Current portion of long-term debt	25,157	30,873
Long-term debt, less current portion	737,577	92,226

Total liabilities	762,734	123,204

Stockholders' equity:
Preferred stock, $.01 par value; 60 shares authorized
no shares issued	-	-
Common stock, $.01 par value; 150,000 shares authorized; 76,371 and
61,408 shares issued in 2002 and 2001, respectively	763	614
Additional paid-in capital	1,006,550	197,247
Retained earnings	1,231,612	947,123
Accumulated other comprehensive income (loss)	1,126	(2,837)

	2,240,051	1,142,147
Less treasury stock at cost; 10,006 and 8,715 shares in 2002
and 2001, respectively	257,172	193,596

Total stockholder's equity	1,982,879	948,551

	$ 2,745,613	1,071,755

See accompanying notes to condensed financial information of registrant.

			SCHEDULE I
			(continued)
MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Financial Information Of Registrant
Mohawk Industries, Inc.

Statements of Earnings

Years Ended December 31, 2002, 2001 and 2000

(In thousands)

	2002	2001	2000

Equity income from subsidiaries	$ 350,875	208,250	200,155
Interest expense	66,386	19,658	37,556

Net earnings	$ 284,489	188,592	162,599

See accompanying notes to condensed financial information of registrant.

			SCHEDULE I
			(continued)
MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Financial Information Of Registrant
Mohawk Industries, Inc.

Statements of Cash Flows

Years Ended December 31, 2002, 2001 and 2000

(In thousands)

	2002	2001	2000

Cash flows from operating activities:
Net earnings	$ 284,489	188,592	162,599
Adjustments to reconcile net earnings to net cash
(used in) provided by operating activities:
Equity in earnings of subsidiaries	(284,489)	(188,592)	(162,599)
Tax benefit from exercise of stock options	5,463	4,847	914
Decrease (increase) in intercompany receivable
receivable/payable	(631,378)	207,047	302,845

Net cash (used in) provided by operating activities	(625,915)	211,894	303,759

Cash flows from financing activities:
Net change in revolving line of credit	(29,491)	(181,964)	(168,595)
Proceeds from issuance of senior notes	700,000	-	-
Net payments from term loans	(30,874)	(30,874)	(30,872)
Stock options exercised	50,314	9,103	2,397
Purchase of treasury stock	(64,034)	(8,159)	(106,689)

Net cash provided by (used in) financing activities	625,915	(211,894)	(303,759)

Net change in cash	-	-	-
Cash, beginning of year	-	-	-

Cash, at end of year	$ -	-	-

Supplemental schedule of non-cash financing activities:

Issuance of common stock and options in
connection with the Dal-Tile acquisition	$ 750,687

See accompanying notes to condensed financial information of registrant.

SCHEDULE I
(continued)

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Information Of Registrant

December 31, 2002, 2001 and 2000
(In thousands, except per share data)

(1) Long-Term Debt

      The Company's revolving line of credit agreement provides for an interest rate of either (i) LIBOR plus 0.2% to 0.5%, depending upon the Company's performance measured against certain financial ratios, or (ii) the prime rate less 1.0% and has a termination date of January 28, 2004.  At December 31, 2002, the Company had credit facilities of $450,000 under its revolving credit line and $55,000 under various short-term uncommitted credit lines. At December 31, 2002, a total of $462,501 was unused under these lines. All of these lines are unsecured. The credit agreement contains customary financial and other covenants.  The Company must pay an annual facility fee ranging from .0015 to .0025 of the total credit commitment, depending upon the Company's performance measured against specific coverage ratios, under the revolving credit line.

      In connection with the Dal-Tile acquisition, the Company entered into a 364-day term loan facility (the "Bridge Facility") on March 20, 2002 to finance a portion of the acquisition. On April 2, 2002, the Company sold $300,000 of its 6.50% senior notes due 2007, Series A and $400,000 of its 7.20% senior notes due 2012, Series B through institutional private placements and used the proceeds to repay outstanding indebtedness of approximately $601,000 under the Bridge Facility and approximately $90,000 under the Company's revolving credit facility. On June 13, 2002, the Company exchanged $294,965 of its registered 6.50% notes due 2007, Series C for an equal amount of its Series A senior notes and $397,800 of its registered 7.20% senior notes due 2012, Series D for an equal amount of its Series B senior notes. Interest on each series is payable semiannually.

      The Company used an interest rate swap contract to adjust the proportion of total debt that was subject to variable interest rates as compared to fixed interest rates. Under an interest rate swap contract, the Company agreed to pay an amount equal to a fixed-rate of interest times a notional principal amount, and to receive in return an amount equal to a specified variable-rate of interest times the same notional principal amount of $100,000. The notional amounts of the contracts are not exchanged, and no other cash payments are made. The contract fair value is reflected on the consolidated balance sheets and related gains or losses are deferred in other comprehensive income. These deferred gains and losses were recognized in income as an adjustment to interest expense over the same period in which the related interest payments being hedged are recognized in income. However, to the extent that any of these contracts are not considered to be 100% effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of these contracts is immediately recognized in earnings. During December 2002, the Company determined, based on future cash flow projections, that the cash flow hedge would more than likely become ineffective as strong cash flow has allowed the Company to significantly reduce its outstanding LIBOR based variable rate debt below the $100,000 hedged notional amount. The unrealized loss on the interest rate swap previously included in other comprehensive income has been recorded in interest expense in the fourth quarter of 2002. The amount recorded in interest expense was $10,700. The Company continues to carry the liability on the balance sheet at its fair value and it will be marked to market in future reporting periods with any changes being recorded in interest expense.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Information Of Registrant (continued)

Long-term debt consists of the following:
	2002	2001

Revolving line of credit, due January 28, 2004	$ 4,402	33,893
6.50% senior notes, payable April 15, 2007
interest payable semiannually	300,000	-
7.20% senior notes, payable April 15, 2012
interest payable semiannually	400,000	-
8.46% senior notes, payable in annual principal
installments beginning in 1998, due September 16, 2004,
interest payable quarterly	28,571	42,857
7.14%-7.23% senior notes, payable in annual principal
installments beginning in 1997, due September 1, 2005,
interest payable semiannually	28,333	37,778
8.48% term loans, payable in annual principal installments,
due October 26, 2002, interest payable quarterly	-	5,714
7.58% senior notes, payable in annual principal installments beginning in 1997, due July 30, 2003, interest payable
semiannually	1,428	2,857

Total long-term debt	762,734	123,099
Less current portion	25,157	30,873

Long-term debt, excluding current portion	$ 737,577	92,226

The aggregate maturities of long-term debt as of
December 31, 2002 are as follows:

2003	$ 25,157
2004	28,133
2005	9,444
2006	-
2007	300,000
Thereafter	400,000

	$ 762,734

(2) Equity distributions

      The equity distributions to Mohawk by its consolidated subsidiaries were $350,875, $208,250 and $200,155 for 2002, 2001 and 2000, respectively.

			SCHEDULE II

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Valuation and Qualifying Accounts

Years Ended December 31, 2002, 2001 and 2000
(In thousands)

		Additions
	Balance at	charged to		Balance
	beginning	costs and		at end
Description	of year	expenses	Deductions(1)	of year

Year ended December 31, 2000:
Allowance for doubtful accounts - trade	$ 34,104	15,717	10,968	38,853
Provision for cash discounts	8,962	81,872	78,641	12,193
Provision for claims and allowances	27,413	138,815	138,916	27,312

Total	$ 70,479	236,404	228,525	78,358

Year ended December 31, 2001:
Allowance for doubtful accounts - trade	$ 38,853	12,048	9,608	41,293
Provision for cash discounts	12,193	80,145	80,264	12,074
Provision for claims and allowances	27,312	147,188	148,486	26,014

	$ 78,358	239,381	238,358	79,381

Year ended December 31, 2002:
Allowance for doubtful accounts - trade	$ 41,293	17,667	7,892	51,068
Provision for cash discounts	12,074	82,559	86,598	8,035
Provision for claims and allowances	26,014	174,528	174,972	25,570

Total	$ 79,381	274,754	269,462	84,673

(1) Represents charge offs, net of recoveries, to the reserves.