Form 10-Q
period 2003-05-07
MOHAWK INDUSTRIES INC
filed 2003-05-07
CIK 851968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10‑Q

                                  [Mark One]

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2003

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to

Commission File Number
01‑19826

MOHAWK INDUSTRIES, INC.
 (Exact name of registrant as specified in its charter)

Delaware	52‑1604305
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P. O. Box 12069, 160 S. Industrial Blvd., Calhoun, Georgia	30701
(Address of principal executive offices)	(Zip Code)

 Registrant's telephone number, including area code:  (706) 629‑7721

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [   ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ x ] No [   ]

      The number of shares outstanding of the issuer's classes of capital stock as of May 7, 2003 the latest practicable date, is as follows: 65,963,730 shares of Common Stock, $.01 par value.

MOHAWK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
(In thousands)
(Unaudited)

	March 29, 2003	December 31, 2002

Current assets:

Receivables	$ 540,717	501,129

Inventories	761,647	678,008

Prepaid expenses	37,244	37,368

Deferred income taxes	82,074	82,074
Total current assets	1,421,682	1,298,579

Property, plant and equipment, at cost	1,591,981	1,585,111

Less accumulated depreciation and amortization	740,510	729,787

Net property, plant and equipment	851,471	855,324

Goodwill	1,277,453	1,277,453

Other intangible assets	146,700	146,700

Other assets	15,353	18,687

	$ 3,712,659	3,596,743

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY
(In thousands, except per share data)
(Unaudited)

	March 29, 2003	December 31, 2002

Current liabilities:

Current portion of long-term debt	$ 27,427	27,427
Accounts payable and accrued expenses	684,664	589,283
Total current liabilities	712,091	616,710

Deferred income taxes	188,311	186,996
Long-term debt, less current portion	789,428	793,000
Other long-term liabilities	18,525	17,158
Total liabilities	1,708,355	1,613,864

Stockholders' equity:
Preferred stock, $.01 par value; 60 shares authorized; no shares issued	-	-
Common stock, $.01 par value; 150,000 shares authorized; 76,422 and
76,371 shares issued in 2003 and 2002, respectively	764	763
Additional paid-in capital	1,008,373	1,006,550
Retained earnings	1,273,252	1,231,612
Accumulated other comprehensive income	1,742	1,126
	2,284,131	2,240,051
Less treasury stock at cost; 10,487 and 10,006
shares in 2003 and 2002, respectively	279,827	257,172
Total stockholders' equity	2,004,304	1,982,879

	$ 3,712,659	3,596,743

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 29, 2003	March 30, 2002

Net sales	$ 1,084,715	866,710

Cost of sales	809,919	651,333
Gross profit	274,796	215,377

Selling, general and administrative expenses	196,603	140,327
Operating income	78,193	75,050

Other expense (income):
Interest expense	13,098	6,524
Other expense	1,391	202
Other income	(1,871)	(263)
	12,618	6,463

Earnings before income taxes	65,575	68,587

Income taxes	23,935	25,377

Net earnings	$ 41,640	43,210

Basic earnings per share	$ 0.63	0.80

Weighted-average common shares outstanding	66,355	54,256

Diluted earnings per share	$ 0.62	0.77

Weighted-average common and dilutive potential
common shares outstanding	67,119	55,956

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 29, 2003	March 30, 2002

Cash flows from operating activities:
Net earnings	$ 41,640	43,210
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Depreciation and amortization	25,049	21,608
Deferred income taxes	1,315	-
Tax benefit on exercise of stock options	550	1,610
Loss on disposal of property, plant and equipment	74	2,025
Changes in operating assets and liabilities,
net of effects of acquisition:
Receivables	(39,588)	(38,113)
Inventories	(83,639)	(36,996)
Accounts payable and accrued expenses	76,955	68,255
Other assets and prepaid expenses	3,005	1,273
Other liabilities	1,367	(1,162)
Net cash provided by operating activities	26,728	61,710

Cash flows from investing activities:
Additions to property, plant and equipment, net	(24,664)	(16,028)
Acquisition	-	(717,638)
Net cash used in investing activities	(24,664)	(733,666)

Cash flows from financing activities:
Net change in revolving line of credit	(3,401)	148,182
Proceeds from bridge credit facility	-	600,000
Net change in asset securitization	-	20,000
Redemption of acquisition indebtedness	-	(127,564)
Redemption of IRBs and other, net	(171)	(418)
Change in outstanding checks in excess of cash	23,195	(9,621)
Acquisition of treasury stock	(22,961)	-
Common stock transactions	1,274	41,377
Net cash (used in) provided by financing activities	(2,064)	671,956
Net change in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$ -	-

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)
(Unaudited)

1.   Interim reporting

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the financial statements and notes thereto, and the Company's description of critical accounting policies, included in the Company's 2002 Annual Report filed on Form 10-K, as filed with the Securities and Exchange Commission, which includes consolidated financial statements for the year ended December 31, 2002.

      Certain prior period financial statement balances have been reclassified to conform to the current period's presentation.

2.   Acquisition

      On March 20, 2002, the Company acquired all of the outstanding capital stock of Dal-Tile International Inc. ("Dal-Tile"), a leading manufacturer and distributor of ceramic tile in the United States, for approximately $1,468,325, consisting of approximately 12,900 shares of the Company's common stock, options to purchase 2,100 shares of the Company's common stock and approximately $717,638 in cash, including direct acquisition costs. The acquisition was accounted for by the purchase method and, accordingly, the results of operations of Dal-Tile have been included in the Company's consolidated financial statements from March 20, 2002.

      The following unaudited pro forma financial information presents the combined results of operations of Mohawk and Dal-Tile as if the acquisition had occurred at the beginning of 2002, after giving effect to certain adjustments, including increased interest expense on debt related to the acquisition, the elimination of goodwill amortization and related income tax effects. The pro forma information does not necessarily reflect the results of operations that would have occurred had Mohawk and Dal-Tile constituted a single entity during such periods. The following table discloses the results for the fiscal quarters ended:

	March 29, 2003	March 30, 2002

Net sales	$ 1,084,715	1,102,754
Net earnings	$ 41,640	53,567
Basic earnings per share	$ 0.63	0.80
Diluted earnings per share	$ 0.62	0.78

3.   Recent Accounting Pronouncements

      On January 1, 2003, the Company adopted Financial Accounting Standards Board No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 provides guidance on the recognition and measurement of an asset retirement obligation and its associated retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. The adoption of SFAS No. 143 did not materially impact the Company's consolidated financial statements.

      In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities and Interpretation of ARB No. 51" ("Fin 46"). Many variable interest entities have been commonly referred to as special-purpose entities or off-balance sheet structures, but this

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)
(Unaudited)

interpretation applies to a larger population of entities. In general, a variable interest entity ("VIE") is any legal structure used for business purposes that either (1) does not have equity investors with voting rights or (2) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Under Fin 46, the VIE is required to be consolidated by the company if it is subject to a majority of the risk of loss from the VIE's activities or entitled to receive a majority of the entity's residual returns. The consolidation requirements of Fin 46 apply to VIE's created after January 31, 2003 and apply to existing VIE's in the first year or interim period beginning after June 15, 2003. The Company has adopted Fin 46 and it did not have a material impact on the Company's consolidated financial statements.

4. Receivables

Receivables are as follows:
	March 29, 2003	December 31, 2002

Customers, trade	$ 624,020	578,429
Other	3,842	7,373
	627,862	585,802
Less allowance for discounts, returns, claims and doubtful accounts	87,145	84,673
Net receivables	$ 540,717	501,129

5. Inventories

The components of inventories are as follows:
	March 29, 2003	December 31, 2002

Finished goods	$ 478,213	436,080
Work in process	83,918	67,907
Raw materials	199,516	174,021
Total inventories	$ 761,647	678,008

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)
(Unaudited)

6. Accounts payable and accrued expenses

Accounts payable and accrues expenses are as
follows:
	March 29, 2003	December 31, 2002

Outstanding checks in excess of cash	$ 23,195	23,504
Accounts payable, trade	324,708	236,272
Accrued expenses	229,865	222,868
Accrued compensation	106,896	106,639
Total accounts payable and accrued expenses	$ 684,664	589,283

7.   Derivative financial instruments

Natural Gas Risk Management

      The Company uses a combination of natural gas futures contracts and long-term supply agreements to manage unanticipated changes in natural gas prices. The contracts are based on forecasted usage of natural gas measured in Million British Thermal Units ("MMBTU").

      The Company has designated the natural gas futures contracts as cash flow hedges. The outstanding contracts are valued at market with the offset going to other comprehensive income, net of applicable income taxes. Any gain or loss is recognized in cost of sales in the same period or periods during which the hedged transaction affects earnings.  At March 29, 2003, the Company had natural gas contracts outstanding with an aggregate notional amount of approximately 1,225 MMBTU's. The fair value of these contracts, which mature from April 2003 to December 2004, was an asset of  $2,989, with the offset recorded in other comprehensive income, net of applicable income taxes, at March 29, 2003.

      In addition, the long-term supply agreements for natural gas are accounted for under the normal purchases provision within SFAS No. 133 and its amendments. At March 29, 2003, the Company had normal purchase commitments of approximately 3,603 MMBTU's for periods maturing from April 2003 through August 2005. The contracted value of these commitments was approximately $14,325 and the fair value of these commitments was approximately $17,300, at March 29, 2003.

Foreign Currency Rate Management

      The Company enters into foreign exchange forward contracts to hedge costs associated with its operations in Mexico. The objective of these transactions is to reduce volatility of exchange rates where these operations are located by fixing a portion of their costs in US currency. Gains and losses are recognized in cost of sales in the same period or periods during which the hedged transaction affects earnings. Accordingly, these contracts have been designated as cash flow hedges. At March 29, 2003, the Company had forward contracts maturing from April 2003 through December 2003, to purchase approximately 176,646 Mexican pesos. The aggregate U.S Dollar value of these contracts at March 29, 2003 was approximately $16,322. The contracts are marked to market in other current liabilities with the offset to other comprehensive income, net of applicable income taxes. Unrealized losses at March 29, 2003 were not material.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)
(Unaudited)

Interest Rate Management

      In 2002, the Company determined that its $100,000 interest rate swap was ineffective. Consequently, the $10,700 unrealized loss associated with the swap was recorded as a realized loss in interest expense during the fourth quarter of 2002. The Company continues to carry the liability on its consolidated balance sheet and the interest rate swap is marked to market at the end of each reporting period. The change in fair value for the period ended March 29, 2003 was not material.

8.   Product Warranties

      The Company warrants certain qualitative attributes of its products for up to 20 years. The Company records a provision for estimated warranty and related costs, based on historical experience and periodically adjusts these provisions to reflect actual experience. The warranty provision is as follows:

	Three Months Ended
	March 29, 2003	March 30, 2002

Balance at beginning of period	$ 7,184	7,021
Warranty claims paid	(15,377)	(14,108)
Warranty expense	14,830	13,592
Balance at end of period	$ 6,637	6,505

9.   Comprehensive income

      Comprehensive income is as follows:

	Three Months Ended
	March 29, 2003	March 30, 2002

Net earnings	$ 41,640	43,210
Other comprehensive income:
Unrealized gain on derivative
instruments, net of income taxes	616	702
Comprehensive income	$ 42,256	43,912

10.  Stock compensation

      Effective January 1, 2003 the Company adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and requires prominent disclosure in both the annual and interim financial statements of the method of accounting used and the financial impact of stock-based compensation. As permitted by SFAS No. 123 the Company accounts for stock options granted as prescribed under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," which recognizes compensation cost based upon the intrinsic value of the award.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)
(Unaudited)

      If the Company had elected to recognize compensation expense based upon the fair value at the grant dates for awards under these plans, the Company's net earnings per share would have been reduced by:

	Three Months Ended
	March 29, 2003	March 30, 2002

Net earnings as reported	$ 41,640	43,210
Deduct: Stock-based employee compensation
expense determined under fair value based
method for all options, net of related tax effects	(1,384)	(965)
Pro forma net earnings	$ 40,256	42,245

Net earnings per common share (basic):
As reported	$ 0.63	0.80
Pro forma	$ 0.61	0.78
Net earnings per common share (diluted):
As reported	$ 0.62	0.77
Pro forma	$ 0.60	0.75

      The following weighted average assumptions were used to determine the fair value using the Black-Scholes option-pricing model:

	Three Months Ended
	March 29, 2003	March 30, 2002

Dividend yield	-	-
Risk-free interest rate	4.3%	5.1%
Volatility	44.2%	44.0%
Expected life (years)	6	6

11.  Earnings per share

      The Company applies the provisions of SFAS No. 128, "Earnings per Share," which requires companies to present basic EPS and diluted EPS.  Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)
(Unaudited)

	Three Months Ended
	March 29, 2003	March 30, 2002

Net earnings	$ 41,640	43,210

Weighted-average common and dilutive potential
common shares outstanding:

Weighted-average common shares outstanding	66,355	54,256

Add weighted-average dilutive potential common
shares - options to purchase common shares, net	764	1,700
Weighted-average common and dilutive potential common shares outstanding	67,119	55,956

Basic earnings per share	$ 0.63	0.80

Diluted earnings per share	$ 0.62	0.77

12.  Commitments and contingencies

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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)
(Unaudited)

13.  Supplemental Consolidated Statements of Cash Flows Information

	Three Months Ended
	March 29, 2003	March 30, 2002
Net cash paid during the period for:
Interest	$ 3,480	4,866
Income taxes	$ 40,780	10,830

Supplemental schedule of non-cash
investing and financing activities:
Fair value of assets acquired in acquisition	$ -	1,865,225
Liabilities assumed in acquisition	-	(396,900)
Issuance of common stock and options
in acquisition	-	(750,687)
Cash paid in acquisition	$ -	717,638

14.  Segment reporting

      As a result of the Dal-Tile acquisition, the Company determined that it has two operating segments, the Mohawk segment and the Dal-Tile segment. The Mohawk segment is comprised of all the product lines and operations that were the Company's prior to the Dal-Tile acquisition. The Dal-Tile segment is comprised of the Dal-Tile product lines and operations.

      The accounting policies for each operating segment are consistent with the Company's policies described in the footnotes to the consolidated financial statements included in the Company's Annual Report filed on Form 10-K. Amounts disclosed for each segment are prior to any elimination or consolidation entries. Corporate general and administrative expenses amounts attributable to each segment are estimated and allocated accordingly.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)
(Unaudited)

Segment information is as follows:	Three Months Ended
	March 29, 2003	March 30, 2002
Net sales:
Mohawk	$ 808,111	838,226
Dal-Tile	276,604	28,484
	$ 1,084,715	866,710

Operating income:
Mohawk	$ 40,830	72,012
Dal-Tile	38,348	4,630
Corporate and Eliminations	(985)	(1,592)
	$ 78,193	75,050

	As of
	March 29, 2003	December 31, 2002
Assets:
Mohawk	$ 1,716,325	1,638,336
Dal-Tile	1,880,943	1,832,701
Corporate and Eliminations	115,391	125,706
	$ 3,712,659	3,596,743

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      On March 20, 2002, the Company acquired all of the outstanding capital stock of Dal-Tile, a leading manufacturer and distributor of ceramic tile in the United States, for approximately $1,469 million, consisting of approximately 12.9 million shares of the Company's common stock, options to purchase approximately 2.1 million shares of the Company's common stock and $718 million in cash. The transaction was accounted for using the purchase method of accounting and, accordingly, the results of operations of Dal-Tile have been included in the Company's consolidated financial statements from March 20, 2002. The purchase price was allocated to the assets acquired and liabilities assumed based upon estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net identifiable assets acquired of approximately $1,168.3 million was recorded as goodwill.

      As a result of the Dal-Tile acquisition, the Company determined that it has two operating segments, the Mohawk segment and the Dal-Tile segment. The Mohawk segment is comprised of all the product lines and operations that were the Company's prior to the Dal-Tile acquisition. The Dal-Tile segment is comprised of the Dal-Tile product lines and operations.

Results of Operations

Quarter Ended March 29, 2003, as Compared with Quarter Ended March 30, 2002

      Net sales for the quarter ended March 29, 2003 were $1,084.7 million, reflecting an increase of $218.0 million, or approximately 25.2%, from the $866.7 million reported in the quarter ended March 30, 2002. The increased net sales are primarily attributable to the Dal-Tile acquisition. The Mohawk segment recorded net sales of $808.1 million in the current quarter compared to $838.2 million in 2002, representing a decrease of $30.1 million or approximately 3.6%. The decrease was primarily attributable to reduced soft surface sales volume, one less shipping day in the current quarter compared to the prior year quarter and changes in the product mix within the soft surface product category. The Company believes the net sales decline was primarily attributable to lower consumer confidence and uncertainty relating to the US economy. The Dal-Tile segment recorded net sales of $276.6 million in the current quarter, reflecting an increase of $248.1 million, from the $28.5 million reported in the quarter ended March 30, 2002. The Dal-Tile results are not included in the Company's consolidated financial statements prior to the March 20, 2002 acquisition. However, when the first quarter of 2003 Dal-Tile net sales are compared to Dal-Tile's 2002 pro forma combined net sales, including Dal-Tile's results during the first quarter prior to March 20, 2002 (after reclassifications are made to conform to Mohawk's presentation), an increase of $12.1 million or approximately 4.6% from the $264.5 million for the quarter was realized. The increase was primarily attributable to growth within residential products.

      Gross profit for the first quarter of 2003 was $274.8 million (25.3% of net sales) and represented an increase from gross profit of $215.4 million (24.8% of net sales) for the prior year's first quarter.  Gross profit as a percentage of net sales in the current quarter was favorably impacted when compared to the first quarter of 2002 by Dal-Tile's higher gross profit percentage, offset by the Mohawk segment's increase in raw material prices, more aggressive product promotions and unabsorbed overhead costs.

      Selling, general and administrative expenses for the current quarter were $196.6 million (18.1% of net sales) compared to $140.3 million (16.2% of net sales) for the prior year's first quarter. The increased percentage was attributable to the Dal-Tile segment which has higher selling, general and administrative expenses, but also has higher gross profit as a percentage of net sales.

      Operating income for the current quarter was $78.2 million (7.2% of net sales) compared to $75.0 million (8.7% of net sales) in the first quarter of 2002. Operating income attributable to the Mohawk segment was $40.8 million (5.1% of segment net sales) in the first quarter of 2003 compared to $72.0 million (8.6% of segment net sales) in the first quarter of 2002. Operating income attributable to the Dal-Tile segment was $38.3 million (13.9% of segment net sales) in the first quarter of 2003 compared to $4.6 million (16.3% of segment net sales). On a pro forma combined basis, Dal-Tile's operating income for the first quarter of 2002, including Dal-Tile's results during the first quarter prior to March 20, 2002 (after reclassifications to conform to Mohawk's presentation) was $36.4 million (13.8% of segment net sales).

      Interest expense for the first quarter of 2003 was $13.1 million compared to $6.5 million in the first quarter of 2002. The increase in interest expense was attributable to additional debt incurred in March 2002 to finance the acquisition of Dal-Tile and an increase in the average borrowing rate due to a change in the mix of fixed rate and variable rate debt, when compared to the first quarter of 2002.

      Income tax expense was $23.9 million, or 36.5% of earnings before income taxes for the first quarter of 2003 compared to $25.4 million, or 37% of earnings before income taxes for the prior year's first quarter. The improved rate was a result of the utilization of tax credits in 2003.

Liquidity and Capital Resources

      The Company's primary capital requirements are for working capital, capital expenditures and acquisitions.  The Company's capital needs are met primarily through a combination of internally generated funds, bank credit lines, term and senior notes, the sale of receivables and credit terms from suppliers.

      The level of accounts receivable increased from $501.1 million at the beginning of 2003 to $540.7 million at March 29, 2003.  The $39.6 million increase was primarily attributable to seasonal fluctuation in net sales.  Inventories increased from $678.0 million at the beginning of 2003 to $761.6 million at March 29, 2003, due primarily to building of inventory for hard surface product categories and purchasing of raw materials by the Mohawk segment in advance of vendor price increases.

      The outstanding checks in excess of cash represent trade payables checks that have not yet cleared the bank. When the checks clear the bank, they are funded by the revolving credit facility. This policy does not impact any liquid assets on the consolidated balance sheet.

      Capital expenditures totaled $24.7 million during the first quarter of 2003. Capital expenditures were incurred primarily to modernize and expand manufacturing facilities and equipment.  The Company's capital projects are primarily focused on increasing capacity, improving productivity and reducing costs. Capital spending during the remainder of 2003 for both Mohawk and Dal-Tile combined, excluding acquisitions, is expected to range from $85 million to $105 million, and will be used primarily to purchase equipment and to add manufacturing capacity.

      At March 29, 2003, the Company had credit facilities of $450 million under its revolving credit line and $50 million under various short-term uncommitted credit lines. All of these lines are unsecured. At March 29, 2003, a total of approximately $460.7 million was available under this facility compared to $462.5 million available at December 31, 2002. The Company is currently negotiating the refinancing of these facilities, which is scheduled to mature in January 2004.

      The Company has two on-balance sheet trade accounts receivable securitization agreements with bank agents for asset-backed commercial paper conduits. These facilities enable the Company to borrow up to $205 million through the Mohawk segment and up to $75 million through its Dal-Tile segment. Each securitization is secured by the respective segment trade receivables and is subject to annual renewal. At March 29, 2003 and December 31, 2002, the Company had no amounts outstanding under either securitization facility, both of which were available up to their respective facility limits.

      The Company's Board of Directors has authorized the repurchase of up to 15 million shares of its outstanding common stock. For the period ended March 29, 2003, the Company repurchased approximately .493 million shares of the Company's common stock at an aggregate cost of approximately $23.0 million. Since the inception of the program, a total of approximately 10.9 million shares have been repurchased at an aggregate cost of approximately $288.3 million. All repurchases have been financed through the Company's operations and revolving line of credit.

Recent Accounting Pronouncements

      On January 1, 2003, the Company adopted Financial Accounting Standards Board No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 provides guidance on the recognition and measurement of an asset retirement obligation and its associated retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. The adoption of SFAS No. 143 did not materially impact the Company's consolidated financial statements.

      In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities and Interpretation of ARB No. 51" ("Fin 46"). Many variable interest entities have been commonly referred to as special-purpose entities or off-balance sheet structures, but this interpretation applies to a larger population of entities. In general, a variable interest entity ("VIE") is any legal structure used for business purposes that either (1) does not have equity investors with voting rights or (2) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Under Fin 46, the VIE is required to be consolidated by the company if it is subject to a majority of the risk of loss from the VIE 's activities or entitled to receive a majority of the entity's residual returns. The consolidation requirements of Fin 46 apply to VIE's created after January 31, 2003 and apply to existing VIE's in the first year or interim period beginning after June 15, 2003. The Company has adopted Fin 46 and it did not have a material impact on the Company's consolidated financial statements.

Impact of Inflation

      Inflation affects the Company's manufacturing costs and operating expenses. The carpet and ceramic tile industry has experienced inflation in the prices of raw materials and fuel-related costs. In the past, the Company has generally passed along these price increases to its customers and has been able to enhance productivity to offset increases in costs resulting from inflation in both the United States and Mexico.

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

      The industry is highly competitive. The Company faces competition from a large number of domestic and foreign manufacturers and independent distributors of floorcovering products. Some of its existing and potential competitors may be larger and have greater resources and access to capital than it does.  Maintaining the Company's competitive position may require it to make substantial investments in its product development efforts, manufacturing facilities, distribution network and sales and marketing activities. Competitive pressures may also result in decreased demand for its products and in the loss of market share.  In addition, the Company faces, and will continue to face, pressure on sales prices of its products from competitors, as well as from large customers. As a result of any of these factors, there could be a material adverse effect on the Company's net sales and profitability.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      Financial exposures are managed as an integral part of the Company's risk management program, which seeks to reduce the potentially adverse effect that the volatility of the exchange rate and natural gas markets may have on its operating results. The Company does not regularly engage in speculative transactions, nor does it regularly hold or issue financial instruments for trading purposes.

Natural Gas Risk Management

      The Company uses a combination of natural gas futures contracts and long-term supply agreements to manage unanticipated changes in natural gas prices. The contracts are based on forecasted usage of natural gas measured in Million British Thermal Units ("MMBTU").

      The Company has designated the natural gas futures contracts as cash flow hedges. The outstanding contracts are valued at market with the offset going to other comprehensive income, net of applicable income taxes. Any gain or loss is recognized in cost of sales in the same period or periods during which the hedged transaction affects earnings.  At March 29, 2003, the Company had natural gas contracts outstanding with an aggregate notional amount of approximately 1.2 million MMBTU's. The fair value of these contracts, which mature from April 2003 to December 2004, was an asset of $3.0 million, with the offset recorded in other comprehensive income, net of applicable income taxes, at March 29, 2003.

      In addition, the long-term supply agreements for natural gas are accounted for under the normal purchases provision within SFAS No. 133 and its amendments. At March 29, 2003, the Company had normal purchase commitments of approximately 3.6 million MMBTU's for periods maturing from April 2003 through August 2005. The contracted value of these commitments was approximately $14.3 million and the fair value of these commitments was approximately $17.3 million, at March 29, 2003.

Foreign Currency Rate Management

      The Company enters into foreign exchange forward contracts to hedge costs associated with its operations in Mexico. The objective of these transactions is to reduce volatility of exchange rates where these operations are located by fixing a portion of their costs in US currency. Gains and losses are recognized in cost of sales in the same period or periods during which the hedged transaction affects earnings. Accordingly, these contracts have been designated as cash flow hedges. At March 29, 2003, the Company had forward contracts maturing from April 2003 through December 2003, to purchase approximately 176.6 million Mexican pesos. The aggregate U.S Dollar value of these contracts at March 29, 2003 was approximately $16.3 million. The contracts are marked to market in other current liabilities with the offset to other comprehensive income, net of applicable income taxes. Unrealized losses at March 29, 2003 were not material.

Interest Rate Management

      In 2002, the Company determined that its $100 million interest rate swap would become ineffective. Consequently, the $10.7 million unrealized loss associated with the swap was recorded as a realized loss in interest expense during the fourth quarter of 2002. The Company continues to carry the liability on its consolidated balance sheet and the interest rate swap is marked to market at the end of each reporting period. The change in fair value for the period ended March 29, 2003 was not material.

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

     None.

Item 5.  Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

No.      Description

(a)       Exhibits
            99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
            99.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)       Reports on Form 8-K
            Current Report on Form 8-K: Fourth quarter and year-end earnings press release, dated February 6, 2003.
            Current Report on Form 8-K: Press release announcing updated current business conditions dated March 14, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                          MOHAWK INDUSTRIES, INC.

Dated: May 7, 2003                                                         By: /s/ Jeffrey S. Lorberbaum
                                                                                           JEFFREY S. LORBERBAUM, President and
                                                                                           Chief Executive Officer (principal executive officer)

Dated: May 7, 2003                                                        By: /s/ John D. Swift
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

b)       evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)       presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)       any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 7, 2003
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

b)       evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)       presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)       any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 7, 2003
/s/ John D. Swift
John D. Swift
Chief Financial Officer