Form 10-Q
period 2003-08-08
MOHAWK INDUSTRIES INC
filed 2003-08-08
CIK 851968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q

                       [Mark One]

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2003

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

      The number of shares outstanding of the issuer's classes of capital stock as of August 8, 2003 the latest practicable date, is as follows: 66,327,961 shares of Common Stock, $.01 par value.

MOHAWK INDUSTRIES, INC.
INDEX

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

(In thousands)
(Unaudited)

	June 28, 2003	December 31, 2002

Current assets:

Receivables	$ 580,118	501,129

Inventories	803,154	678,008

Prepaid expenses	31,629	37,368

Deferred income taxes	82,074	82,074
Total current assets	1,496,975	1,298,579

Property, plant and equipment, at cost	1,618,224	1,585,111
Less accumulated depreciation and amortization	763,214	729,787

Net property, plant and equipment	855,010	855,324

Goodwill	1,282,684	1,277,453

Other intangible assets	146,993	146,700

Other assets	15,624	18,687

	$ 3,797,286	3,596,743

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS' EQUITY

(In thousands, except per share data)
(Unaudited)

	June 28, 2003	December 31, 2002

Current liabilities:

Current portion of long-term debt	$ 110,904	27,427
Accounts payable and accrued expenses	664,876	589,283
Total current liabilities	775,780	616,710

Deferred income taxes	186,996	186,996
Long-term debt, less current portion	733,844	793,000
Other long-term liabilities	21,335	17,158
Total liabilities	1,717,955	1,613,864

Stockholders' equity:
Preferred stock, $.01 par value; 60 shares
authorized; no shares issued	-	-
Common stock, $.01 par value; 150,000 shares
authorized; 76,543 and 76,371 shares issued
in 2003 and 2002, respectively	765	763
Additional paid-in capital	1,012,784	1,006,550
Retained earnings	1,348,237	1,231,612
Accumulated other comprehensive income	2,249	1,126
	2,364,035	2,240,051
Less treasury stock at cost; 10,587 and 10,006
shares in 2003 and 2002, respectively	284,704	257,172
Total stockholders' equity	2,079,331	1,982,879
	$ 3,797,286	3,596,743

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	June 28, 2003	June 29, 2002

Net sales	$ 1,247,181	1,227,747

Cost of sales	907,078	887,842
Gross profit	340,103	339,905

Selling, general and administrative expenses	210,035	200,123
Operating income	130,068	139,782

Other expense (income):
Interest expense	14,087	19,427
Other expense	1,059	2,113
Other income	(3,164)	(1,548)
	11,982	19,992

Earnings before income taxes	118,086	119,790

Income taxes	43,101	44,272

Net earnings	$ 74,985	75,518

Basic earnings per share	$ 1.14	1.12

Weighted-average common shares outstanding	65,886	67,485

Diluted earnings per share	$ 1.12	1.10

Weighted-average common and dilutive potential
common shares outstanding	66,709	68,618

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)
(Unaudited)

	Six Months Ended
	June 28, 2003	June 29, 2002

Net sales	$ 2,331,896	2,094,457

Cost of sales	1,716,997	1,539,173
Gross profit	614,899	555,284

Selling, general and administrative expenses	406,638	340,450
Operating income	208,261	214,834

Other expense (income):
Interest expense	27,185	25,951
Other expense	2,449	2,317
Other income	(5,034)	(1,811)
	24,600	26,457

Earnings before income taxes	183,661	188,377

Income taxes	67,036	69,649

Net earnings	$ 116,625	118,728

Basic earnings per share	$ 1.76	1.95

Weighted-average common shares outstanding	66,120	60,870

Diluted earnings per share	$ 1.74	1.91

Weighted-average common and dilutive potential
common shares outstanding	66,914	62,287

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 28, 2003	June 29, 2002
Cash flows from operating activities:
Net earnings	$ 116,625	118,728
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Depreciation and amortization	51,438	50,476
Tax benefit on exercise of stock options	1,917	4,337
Loss on disposal of property, plant
and equipment	273	2,232
Changes in operating assets and liabilities,
net of effects of acquisition:
Receivables	(76,751)	(46,138)
Inventories	(119,009)	(65,630)
Accounts payable and accrued expenses	64,745	117,464
Other assets and prepaid expenses	7,717	6,561
Other liabilities	4,177	3,893
Net cash provided by operating activities	51,132	191,923

Cash flows from investing activities:
Additions to property, plant and equipment, net	(69,633)	(47,242)
Acquisition	-	(717,638)
Net cash used in investing activities	(69,633)	(764,880)

Cash flows from financing activities:
Net change in revolving line of credit	24,902	63,024
Proceeds from issuance of notes	-	700,000
Proceeds from bridge credit facility	-	600,000
Repayment of bridge credit facility	-	(600,000)
Net change in asset securitization	-	(125,000)
Redemption of acquisition indebtedness	-	(127,564)
Redemption of IRBs and other, net	(581)	(707)
Change in outstanding checks in excess of cash	17,700	19,978
Acquisition of treasury stock	(27,838)	-
Common stock transactions	4,318	43,226
Net cash provided by financing activities	18,501	572,957
Net change in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$ -	-

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

      The following unaudited pro forma financial information presents the combined results of operations of Mohawk and Dal-Tile as if the acquisition had occurred at the beginning of 2002, after giving effect to certain adjustments, including increased interest expense on debt related to the acquisition, the elimination of goodwill amortization and related income tax effects. The pro forma information does not necessarily reflect the results of operations that would have occurred had Mohawk and Dal-Tile constituted a single entity during such periods. The following table discloses the results for the six month period ended:

June 29,
2002

Net sales	$ 2,330,501
Net earnings	$ 129,085
Basic earnings per share	$ 1.92
Diluted earnings per share	$ 1.88

      On May 5, 2003, the Company acquired certain assets of International Marble and Granite of Colorado, Inc., a distributor of natural stone slabs and tile. The primary reason for the acquisition was to increase the Company's presence in the stone flooring and countertop slab industry. The acquisition was accounted for by the purchase method and, accordingly, the results of operations are included within the Dal-Tile segment from May 5, 2003.

      On June 30, 2003, the Company acquired certain assets of a manufacturer and distributor of washable bath rugs. The primary reason for the acquisition was to increase sales within the bath mat product line. The acquisition will be accounted for by the purchase method and the results of operations will be included within the Mohawk segment from June 30, 2003.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

      On July 30, 2003, the Company announced that W.L. Ross & Company and Mohawk were successful in their bid for substantially all of the assets of Burlington Industries, Inc. Mohawk's portion of the purchase price for the Lees Carpet division is estimated to be approximately $352,000, subject to certain adjustments. The transaction is expected to close in the fourth quarter of 2003 and is subject to customary approvals.

3.   Recent Accounting Pronouncements

      In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities and Interpretation of ARB No. 51" ("Fin 46"). Many variable interest entities have been commonly referred to as special-purpose entities or off-balance sheet structures, but this interpretation applies to a larger population of entities. In general, a variable interest entity ("VIE") is any legal structure used for business purposes that either (1) does not have equity investors with voting rights or (2) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Under Fin 46, the VIE is required to be consolidated by the company if it is subject to a majority of the risk of loss from the VIE's activities or entitled to receive a majority of the entity's residual returns. The consolidation requirements of Fin 46 apply to VIE's created after January 31, 2003 and apply to existing VIE's in the first year or interim period beginning after June 15, 2003. The Company has adopted Fin 46 and it did not have a material impact on the Company's consolidated financial statements.

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This standard amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. The standard is effective for contracts entered into or modified after June 30, 2003. The Company does not expect that this standard will have a significant effect on its consolidated financial statements.

      In May 2003, the FASB issued SFAS No. 150,"Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and imposes certain additional disclosure requirements. The provisions of SFAS 150 are generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect that this standard will have a significant effect on its consolidated financial statements.

4. Receivables

Receivables are as follows:
	June 28, 2003	December 31, 2002

Customers, trade	$ 664,729	578,429
Other	4,902	7,373

	669,631	585,802
Less allowance for discounts, returns, claims
and doubtful accounts	89,513	84,673

Net receivables	$ 580,118	501,129

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

5. Inventories

The components of inventories are as follows:
	June 28, 2003	December 31, 2002

Finished goods	$ 524,035	436,080
Work in process	76,234	67,907
Raw materials	202,885	174,021

Total inventories	$ 803,154	678,008

6. Accounts payable and accrued expenses

Accounts payable and accrued expenses are as
follows:
	June 28, 2003	December 31, 2002

Outstanding checks in excess of cash	$ 41,204	23,504
Accounts payable, trade	316,219	236,272
Accrued expenses	206,941	222,868
Accrued compensation	100,512	106,639

Total accounts payable and accrued expenses	$ 664,876	589,283

7.   Derivative financial instruments

Natural Gas Risk Management

      The Company uses a combination of natural gas futures contracts and long-term supply agreements to manage unanticipated changes in natural gas prices. The contracts are based on forecasted usage of natural gas measured in Million British Thermal Units ("MMBTU").

      The Company has designated the natural gas futures contracts as cash flow hedges. The outstanding contracts are valued at market with the offset going to other comprehensive income, net of applicable income taxes and any hedge ineffectiveness. Any gain or loss is recognized in cost of sales in the same period or periods during which the hedged transaction affects earnings.  At June 28, 2003, the Company had natural gas contracts outstanding with an aggregate notional amount of approximately 1,000 MMBTU's. The fair value of these contracts, which mature from July 2003 to December 2004, was an asset of $3,098, with the offset recorded in accumulated other comprehensive income, net of applicable income taxes, at June 28, 2003.

      The long-term natural gas supply agreements are accounted for under the normal purchases provision within SFAS No. 133 and its amendments. At June 28, 2003, the Company had normal purchase commitments of approximately 2,893 MMBTU's for periods maturing from July 2003 through August 2005. The contracted value of these commitments was approximately $11,910 and the fair value of these commitments was approximately $14,847, at June 28, 2003.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

Foreign Currency Rate Management

      The Company enters into foreign exchange forward contracts to hedge costs associated with its operations in Mexico. The objective of these transactions is to reduce volatility of exchange rates where these operations are located by fixing a portion of their costs in U.S. currency. Gains and losses are recognized in cost of sales in the same period or periods during which the hedged transaction affects earnings. Accordingly, these contracts have been designated as cash flow hedges. At June 28, 2003, the Company had forward contracts maturing from July 2003 through December 2003, to purchase approximately 112,400 Mexican pesos. The aggregate U.S. Dollar value of these contracts at June 28, 2003 was approximately $10,263. The contracts are marked to market in other current liabilities with the offset recorded in accumulated other comprehensive income, net of applicable income taxes. Unrealized gains at June 28, 2003 were not material.

Interest Rate Management

      In 2002, the Company determined that its $100,000 interest rate swap was ineffective. Consequently, the $10,700 unrealized loss associated with the swap was recorded as a realized loss in interest expense during the fourth quarter of 2002. The Company continues to carry the liability on its consolidated balance sheet and the interest rate swap is marked to market at the end of each reporting period. The change in fair value for the period ended June 28, 2003 was not material.

8.   Product Warranties

      The Company warrants certain qualitative attributes of its products for up to 20 years. The Company records a provision for estimated warranty and related costs, based on historical experience and periodically adjusts these provisions to reflect actual experience. The warranty provision is as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

Balance at beginning of period	$ 6,637	6,505	7,184	7,021
Warranty claims paid	(13,097)	(15,475)	(28,474)	(29,583)
Warranty expense	12,539	15,513	27,369	29,105
Balance at end of period	$ 6,079	6,543	6,079	6,543

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

9.  Comprehensive income

      Comprehensive income is as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

Net earnings	$ 74,985	75,518	116,625	118,728
Other comprehensive income:
Unrealized gain (loss) on derivative
instruments, net of income taxes	507	(2,246)	1,123	(1,543)
Comprehensive income	$ 75,492	73,272	117,748	117,185

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

      If the Company had elected to recognize compensation expense based upon the fair value at the grant dates for awards under these plans, the Company's net earnings per share would have been reduced as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

Net earnings as reported	$ 74,985	75,518	116,625	118,728
Deduct: Stock-based employee
compensation expense determined
under fair value based method for all
options, net of related tax effects	(1,692)	(1,348)	(2,903)	(2,312)
Pro forma net earnings	$ 73,293	74,170	113,722	116,416

Net earnings per common share (basic):
As reported	$ 1.14	1.12	1.76	1.95
Pro forma	$ 1.11	1.10	1.72	1.91
Net earnings per common share (diluted):
As reported	$ 1.12	1.10	1.74	1.91
Pro forma	$ 1.10	1.08	1.70	1.87

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

      The following weighted average assumptions were used to determine the fair value using the Black-Scholes option-pricing model for the three and six month periods ended:

	June 28,	June 29,
	2003	2002

Dividend yield	-	-
Risk-free interest rate	4.3%	4.7%
Volatility	44.2%	44.2%
Expected life (years)	6	6

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

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

Net earnings	$ 74,985	75,518	116,625	118,728

Weighted-average common and dilutive
potential common shares outstanding:

Weighted-average common shares outstanding	65,886	67,485	66,120	60,870

Add weighted-average dilutive potential
potential common shares - options to
purchase common shares, net	823	1,133	794	1,417

Weighted-average common and dilutive
potential common shares outstanding	66,709	68,618	66,914	62,287

Basic earnings per share	$ 1.14	1.12	$ 1.76	1.95

Diluted earnings per share	$ 1.12	1.10	$ 1.74	1.91

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

Environmental Matters

      The Company is subject to various federal, state, local and foreign environmental health and safety laws and regulations, including those governing air emissions, wastewater discharges, the use, storage, treatment and disposal of solid and hazardous materials, and the cleanup of contamination associated therewith. Because of the nature of the Company's business, the Company has incurred, and will continue to incur, costs relating to compliance with such laws and regulations. The Company is involved in various proceedings relating to environmental matters and is currently engaged in environmental investigation, remediation and post-closure care programs at certain sites. The Company has provided reserves for such activities that it has determined to be both probable and reasonably estimable. The Company does not expect that the ultimate liability with respect to such activities will have a material adverse effect on the Company's consolidated financial statements.

      Three sites near Mohawk's Dallas facility in its Dal-Tile segment are involved in environmental cleanup projects relating principally to the disposal or alleged disposal by Dal-Tile of waste materials containing lead compounds. Dal-Tile's approved closure plans have been implemented and each site is now undergoing post-closure care.  Dal-Tile has been named as a potentially responsible party under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and similar state statutes for the disposal of certain hazardous substances at various other sites in the United States.  The Company does not believe that any future costs for these sites will have a material adverse effect on the Company's consolidated financial statements.

13.  Supplemental Consolidated Statements of Cash Flows Information

	Six Months Ended
	June 28, 2003	June 29, 2002
Net cash paid during the period for:
Interest	$ 30,349	10,411
Income taxes	$ 65,101	20,146

Supplemental schedule of non-cash
investing and financing activities:
Fair value of assets acquired in acquisition	$ -	1,865,225
Liabilities assumed in acquisition	-	(396,900)
Issuance of common stock and options in acquisition	-	(750,687)
Cash paid in acquisition	$ -	717,638

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

14.  Segment reporting

      As a result of the Dal-Tile acquisition in 2002, the Company determined that it has two operating segments, the Mohawk segment and the Dal-Tile segment. The Mohawk segment is comprised of all the product lines and operations that were the Company's prior to the Dal-Tile acquisition. The Dal-Tile segment is comprised of the Dal-Tile product lines and operations.

      The accounting policies for each operating segment are consistent with the Company's policies described in the footnotes to the consolidated financial statements included in the Company's Annual Report filed on Form 10-K. Amounts disclosed for each segment are prior to any elimination or consolidation entries. Corporate general and administrative expenses attributable to each segment are estimated and allocated accordingly.

Segment information is as follows:
	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002
Net sales:
Mohawk	$ 926,745	938,680	1,734,856	1,776,906
Dal-Tile	320,436	289,067	597,040	317,551
	$ 1,247,181	1,227,747	2,331,896	2,094,457

Operating income:
Mohawk	$ 85,724	97,107	126,554	169,120
Dal-Tile	46,699	43,673	85,047	48,304
Corporate and Eliminations	(2,355)	(998)	(3,340)	(2,590)
	$ 130,068	139,782	208,261	214,834

			As of
			June 28,	December 31,
			2003	2002
Assets:
Mohawk			$ 1,745,999	1,638,336
Dal-Tile			1,940,567	1,832,701
Corporate and Eliminations			110,720	125,706
			$ 3,797,286	3,596,743

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

      As a result of the Dal-Tile acquisition in 2002, the Company determined that it has two operating segments, the Mohawk segment and the Dal-Tile segment. The Mohawk segment is comprised of all the product lines and operations that were the Company's prior to the Dal-Tile acquisition. The Dal-Tile segment is comprised of the Dal-Tile product lines and operations.

      On May 5, 2003, the Company acquired certain assets of International Marble and Granite of Colorado, Inc., a distributor of natural stone slabs and tile. The primary reason for the acquisition was to increase the Company's presence in the stone flooring and countertop slab industry. The acquisition was accounted for by the purchase method and, accordingly, the results of operations are included within the Dal-Tile segment from May 5, 2003.

      On June 30, 2003, the Company acquired certain assets of a manufacturer and distributor of washable bath rugs. The primary reason for the acquisition was to increase sales within the bath mat product line. The acquisition will be accounted for by the purchase method and the results of operations will be included within the Mohawk segment from June 30, 2003.

      On July 30, 2003, the Company announced that W.L. Ross & Company and Mohawk were successful in their bid for substantially all of the assets of Burlington Industries, Inc. Mohawk's portion of the purchase price for the Lees Carpet division is estimated to be approximately $352 million subject to certain adjustments. The transaction is expected to close in the fourth quarter of 2003 and is subject to customary approvals.

Results of Operations

Quarter Ended June 28, 2003, as Compared with Quarter Ended June 29, 2002

      Net sales for the quarter ended June 28, 2003 were $1,247.2 million, reflecting an increase of $19.5 million, or approximately 1.6%, from the $1,227.7 million reported in the quarter ended June 29, 2002. The increased net sales are primarily attributable to strong sales of hard surface products. The Mohawk segment recorded net sales of $926.7 million in the current quarter compared to $938.7 million in 2002, representing a decrease of $11.9 million, or approximately 1.3%. The decrease was primarily due to lower sales of residential replacement carpet and Home products, which reflected the general economic conditions. The Dal-Tile segment recorded net sales of $320.4 million in the current quarter, reflecting an increase of $31.4 million, or approximately 10.9%, from the $289.1 million reported in the quarter ended June 29, 2002. The increase was primarily attributable to growth within residential products.

      Gross profit for the second quarter of 2003 was $340.1 million (27.3% of net sales) compared to the gross profit of $339.9 million (27.7% of net sales) for the prior year's second quarter.  Gross profit as a percentage of net sales in the current quarter was unfavorably impacted when compared to the second quarter of 2002 by unabsorbed overhead costs in the Mohawk segment and start up costs of a new manufacturing facility in the Dal-Tile segment.

      Selling, general and administrative expenses for the current quarter were $210.0 million (16.8% of net sales) compared to $200.1 million (16.3% of net sales) for the prior year's second quarter. The increased percentage was attributable to higher samples and employee benefit expense.

      Operating income for the current quarter was $130.1 million (10.4% of net sales) compared to $139.8 million (11.4% of net sales) in the second quarter of 2002. Operating income attributable to the Mohawk segment was $85.7 million (9.3% of segment net sales) in the second quarter of 2003 compared to $97.1 million (10.3% of segment net sales) in the second quarter of 2002. Operating income attributable to the Dal-Tile segment was $46.7 million (14.6% of segment net sales) in the second quarter of 2003 compared to $43.7 million (15.1% of segment net sales) in the second quarter of 2002.

      Interest expense for the second quarter of 2003 was $14.1 million compared to $19.4 million in the second quarter of 2002. The decrease in interest expense was attributable to reduced debt levels, offset by an increase in the average borrowing rate due to a change in the mix of fixed rate and variable rate debt, when compared to the second quarter of 2002.

      Other income for the second quarter of 2003 was $2.1 million compared to other expense of $0.6 million in the second quarter of 2002. The change was attributable to exchange rate fluctuations in Company operations outside the United States.

      Income tax expense was $43.1 million, or 36.5% of earnings before income taxes for the second quarter of 2003 compared to $44.3 million, or 37% of earnings before income taxes for the prior year's second quarter. The improved rate was a result of the utilization of tax credits in 2003.

      Diluted Earnings per share (EPS) was $1.12 per share or $75.0 million in net earnings for the second quarter of 2003, compared to EPS of $1.10 or $75.5 million in net earnings for the prior years second quarter. The improvement in EPS was attributable to strong earnings from the Dal-Tile segment and lower outstanding shares in 2003 due to the Company's repurchase program.

Six Months Ended June 28, 2003, as Compared with Six Months Ended June 29, 2002

      Net sales for the first six months ended June 28, 2003 were $2,331.9 million, reflecting an increase of $237.4 million, or approximately 11.3%, from the $2,094.5 million reported in the six months ended June 29, 2002. The increased net sales are attributable to the Dal-Tile segment. The Mohawk segment recorded net sales of $1,734.9 million in the first half of 2003 compared to $1,776.9 million in the first half of 2002, representing a decrease of $42.1 million or approximately 2.4%. The decrease was primarily attributable to reduced soft surface sales volume of residential replacement product and Home products and one less shipping day in the first half of 2003 compared to the first half of 2002. The Company believes the net sales decline was primarily attributable to lower consumer confidence and uncertainty relating to the U.S. economy. The Dal-Tile segment recorded net sales of $597.0 million in the first half of 2003, reflecting an increase of $279.5 million, from the $317.6 million reported in the first half of 2002. The Dal-Tile results are not included in the Company's consolidated financial statements prior to the March 20, 2002 acquisition. However, when Dal-Tile net sales for the first half of 2003 are compared to Dal-Tile pro forma combined net sales of $553.6 million for the first half of 2002 (derived by combining Dal-Tile net sales of $236.0 prior to the March 20, 2002 acquisition date, after reclassifications to conform to Mohawk's presentation, with reported Dal-Tile net sales of $317.6 million for the first half of 2002 following the acquisition date), an increase of $43.4 million or approximately 7.8% for the six-month period was realized. The increase was primarily attributable to growth within residential products. Management believes that presentation of this pro forma combined net sales information will be useful to investors because it allows investors to compare the results between the two periods.

      Gross profit for the first half of 2003 was $614.9 million (26.4% of net sales) and represented an increase from gross profit of $555.3 million (26.5% of net sales) for the prior year's first half.  Gross profit as a percentage of net sales in the current first half was unfavorably impacted when compared to the first half of 2002 by the Mohawk segment's increase in raw material prices, unabsorbed overhead costs and start up costs of a new manufacturing facility in the Dal-Tile segment.

      Selling, general and administrative expenses for the first half of 2003 were $406.6 million (17.4% of net sales) compared to $340.5 million (16.3% of net sales) for the prior year's first half. The increased percentage was attributable to the Dal-Tile segment, which has higher selling, general and administrative expenses and higher benefit costs.

      Operating income for the first half of 2003 was $208.3 million (8.9% of net sales) compared to $214.8 million (10.3% of net sales) in the first half of 2002. Operating income attributable to the Mohawk segment was $126.6 million (7.3% of segment net sales) in the first half of 2003 compared to $169.1 million (9.5% of segment net sales) in the first half of 2002. Operating income attributable to the Dal-Tile segment was $85.0 million (14.2% of segment net sales) in the first half of 2003 compared to $48.3 million (15.2% of segment net sales) in the first half of 2002. On a pro forma combined basis, Dal-Tile operating income was $80.1 million (14.5% of segment net sales) for the first half of 2002 (derived by combining Dal-Tile operating income of $31.8 million prior to March 20, 2002, after reclassifications to conform to Mohawk's presentation, with reported Dal-Tile operating income of $48.3 million for the first half of 2002 following the acquisition date). Management believes that presentation of this pro forma combined operating income information will be useful to investors because it allows investors to compare the results between the two periods.

      Interest expense for the first half of 2003 was $27.2 million compared to $26.0 million in the first half of 2002. The increase in interest expense was attributable to an increase in the average borrowing rate due to a change in the mix of fixed rate and variable rate debt and higher average debt levels due to the Dal-Tile acquisition, when compared to the first half of 2002.

      Other income for the first half of 2003 was $2.6 million compared to other expense of $0.5 million in the first half of 2002. The change was attributable to exchange rate fluctuations in Company operations outside the United States.

      Income tax expense was $67.0 million, or 36.5% of earnings before income taxes for the first half of 2003 compared to $69.6 million, or 37% of earnings before income taxes for the prior year's first half. The improved rate was a result of the utilization of tax credits in 2003.

      EPS was $1.74 per share or $116.6 million in net earnings for the first half of 2003, compared to EPS of $1.91 or $118.7 million in net earnings for the prior years first half. The reduction in EPS and net earnings, was attributable to weak first quarter net sales and higher raw material, energy and benefit costs within the Mohawk segment offset by strong earnings from the Dal-Tile segment. In addition, lower outstanding shares favorably impacted EPS in 2003 due to the Company's repurchase program.

Liquidity and Capital Resources

      The Company's primary capital requirements are for working capital, capital expenditures and acquisitions.  The Company's capital needs are met primarily through a combination of internally generated funds, bank credit lines, term and senior notes, the sale of receivables and credit terms from suppliers.

      The level of accounts receivable increased from $501.1 million at the beginning of 2003 to $580.1 million at June 28, 2003.  The $79.0 million increase was primarily attributable to seasonal fluctuation in net sales.  Inventories increased from $678.0 million at the beginning of 2003 to $803.2 million at June 28, 2003, due primarily to building of inventory for hard surface product categories within both the Mohawk and Dal-Tile segments and seasonal increases in business.

      The outstanding checks in excess of cash represent trade payables checks that have not yet cleared the bank. When the checks clear the bank, they are funded by the revolving credit facility. This policy does not impact any liquid assets on the consolidated balance sheet.

      Capital expenditures excluding acquisitions totaled $53.8 million during the first half of 2003. Capital expenditures were incurred primarily to modernize, add and expand manufacturing facilities and equipment.  The Company's capital projects are primarily focused on increasing capacity, improving productivity and reducing costs. Capital spending during the remainder of 2003 for both the Mohawk and Dal-Tile segments combined, excluding acquisitions, is expected to range from $56 million to $76 million, and will be used primarily to purchase equipment and to add manufacturing capacity.

      At June 28, 2003, the Company had credit facilities of $450 million under its revolving credit line and $50 million under various short-term uncommitted credit lines. All of these lines are unsecured. At June 28, 2003, a total of approximately $432.4 million was available under these facilities compared to $462.5 million available at December 31, 2002. The current facility is scheduled to mature in January 2004, accordingly, the Company has received letters of commitment from its financial lenders to provide a revolving credit facility of $300 million with interest rates of LIBOR plus 0.4% to 1.5%, depending upon the Company's performance measured against certain financial ratios. The term of the facility is five years for $200 million and one year for the remaining $100 million. In addition to this new facility, the Company has secured $25 million in short-term uncommitted lines. The Company believes that these facilities in addition to the changes to the accounts receivable securitization are adequate to support its capital and working capital requirements.

      The Company has two on-balance sheet trade accounts receivable securitization agreements with bank agents for asset-backed commercial paper conduits. These facilities enable the Company to borrow up to $205 million through the Mohawk segment and up to $75 million through the Dal-Tile segment. Each securitization facility is secured by the respective segment trade receivables and is subject to annual renewal. At June 28, 2003 and December 31, 2002, the Company had no amounts outstanding under either securitization facility, both of which were available up to their respective facility limits. In the third quarter of 2003, the Company combined these into one facility with a limit of $350 million.

      The Company's Board of Directors has authorized the repurchase of up to 15 million shares of its outstanding common stock. For the period ended June 28, 2003, the Company repurchased approximately 100,000 shares of the Company's common stock at an aggregate cost of approximately $4.9 million. Since the inception of the program, a total of approximately 11.0 million shares have been repurchased at an aggregate cost of approximately $293.1 million. All repurchases have been financed through the Company's operations and revolving line of credit.

Recent Accounting Pronouncements

      In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities and Interpretation of ARB No. 51" ("Fin 46"). Many variable interest entities have been commonly referred to as special-purpose entities or off-balance sheet structures, but this interpretation applies to a larger population of entities. In general, a variable interest entity ("VIE") is any legal structure used for business purposes that either (1) does not have equity investors with voting rights or (2) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Under Fin 46, the VIE is required to be consolidated by the company if it is subject to a majority of the risk of loss from the VIE's activities or entitled to receive a majority of the entity's residual returns. The consolidation requirements of Fin 46 apply to VIE's created after January 31, 2003 and apply to existing VIE's in the first year or interim period beginning after June 15, 2003. The Company has adopted Fin 46 and it did not have a material impact on the Company's consolidated financial statements.

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This standard amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. The standard is effective for contracts entered into or modified after June 30, 2003. The Company does not expect that this standard will have a significant effect on its consolidated financial statements.

      In May 2003, the FASB issued SFAS No. 150,"Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and imposes certain additional disclosure requirements. The provisions of SFAS 150 are generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect that this standard will have a significant effect on its consolidated financial statements.

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

Forward-Looking Information

      Certain of the matters discussed in this Quarterly Report on Form 10-Q, particularly anticipating future financial performance, business prospects, growth and operating strategies, proposed acquisitions, new products and similar matters, and those preceded by, followed by or that otherwise include the words "believes," "expects," "anticipates," "intends," "estimates" or similar expressions constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.  For those statements, Mohawk claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Those statements are based on many assumptions, including assumptions regarding the Company's ability to maintain its sales growth and gross margins and to control costs. These or other assumptions could prove inaccurate and therefore, there can be no assurance that the "forward-looking statements" will prove to be accurate. Forward-looking statements involve a number of risks and uncertainties. The following important factors, in addition to those discussed elsewhere in this document and in Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, affect the future results of Mohawk and could cause those results to differ materially from those expressed in the forward-looking statements: materially adverse changes in economic conditions generally in the carpet, rug, ceramic tile and other floorcovering markets served by Mohawk; competition from other carpet, rug, ceramic tile and floorcovering manufacturers; raw material prices; declines in residential or commercial construction activity; timing and level of capital expenditures; the successful integration of acquisitions, including the challenges inherent in diverting Mohawk management's attention and resources from other strategic matters and from operational matters for an extended period of time; the successful introduction of new products; the successful rationalization of existing operations; and other risks identified from time to time in the Company's SEC reports and public announcements. Any forward-looking statements represent Mohawk's estimates only as of the date of this report and should not be relied upon as representing Mohawk's estimates as of any subsequent date. While Mohawk may elect to update forward-looking statements at some point in the future, Mohawk specifically disclaims any obligation to do so, even if Mohawk's estimates change.

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

      The Company has designated the natural gas futures contracts as cash flow hedges. The outstanding contracts are valued at market with the offset going to other comprehensive income, net of applicable income taxes and any hedge ineffectiveness. Any gain or loss is recognized in cost of sales in the same period or periods during which the hedged transaction affects earnings.  At June 28, 2003, the Company had natural gas contracts outstanding with an aggregate notional amount of approximately 1.0 million MMBTU's. The fair value of these contracts, which mature from July 2003 to December 2004, was an asset of $3.1 million, with the offset recorded in accumulated other comprehensive income, net of applicable income taxes, at June 28, 2003.

      The long-term natural gas supply agreements are accounted for under the normal purchases provision within SFAS No. 133 and its amendments. At June 28, 2003, the Company had normal purchase commitments of approximately 2.9 million MMBTU's for periods maturing from July 2003 through August 2005. The contracted value of these commitments was approximately $11.9 million and the fair value of these commitments was approximately $14.8 million, at June 28, 2003.

Foreign Currency Rate Management

      The Company enters into foreign exchange forward contracts to hedge costs associated with its operations in Mexico. The objective of these transactions is to reduce volatility of exchange rates where these operations are located by fixing a portion of their costs in U.S. currency. Gains and losses are recognized in cost of sales in the same period or periods during which the hedged transaction affects earnings. Accordingly, these contracts have been designated as cash flow hedges. At June 28, 2003, the Company had forward contracts maturing from July 2003 through December 2003, to purchase approximately 112.4 million Mexican pesos. The aggregate U.S. Dollar value of these contracts at June 28, 2003 was approximately $10.3 million. The contracts are marked to market in other current liabilities with the offset recorded in accumulated other comprehensive income, net of applicable income taxes. Unrealized gains at June 28, 2003 were not material.

Interest Rate Management

      In 2002, the Company determined that its $100 million interest rate swap would become ineffective. Consequently, the $10.7 million unrealized loss associated with the swap was recorded as a realized loss in interest expense during the fourth quarter of 2002. The Company continues to carry the liability on its consolidated balance sheet and the interest rate swap is marked to market at the end of each reporting period. The change in fair value for the period ended June 28, 2003 was not material.

Item 4. Controls and Procedures

      Based on an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report, the Company's Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective for the period covered by this report. In connection with such evaluation, no change in the Company's internal control over financial reporting occurred during the period covered by this report that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

      The Company is involved in routine litigation from time to time in the regular course of its business. Except as noted below, there are no material legal proceedings pending or known to be contemplated to which the Company is a party or to which any of its property is subject.

Environmental Matters

      The Company is subject to various federal, state, local and foreign environmental health and safety laws and regulations, including those governing air emissions, wastewater discharges, the use, storage, treatment and disposal of solid and hazardous materials, and the cleanup of contamination associated therewith. Because of the nature of the Company's business, the Company has incurred, and will continue to incur, costs relating to compliance with such laws and regulations. The Company is involved in various proceedings relating to environmental matters and is currently engaged in environmental investigation, remediation and post-closure care programs at certain sites. The Company has provided reserves for such activities that it has determined to be both probable and reasonably estimable. The Company does not expect that the ultimate liability with respect to such activities will have a material adverse effect on the Company's consolidated financial statements.

      Three sites near Mohawk's Dallas facility in its Dal-Tile segment are involved in environmental cleanup projects relating principally to the disposal or alleged disposal by Dal-Tile of waste materials containing lead compounds. Dal-Tile's approved closure plans have been implemented and each site is now undergoing post-closure care.  Dal-Tile has been named as a potentially responsible party under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and similar state statutes for the disposal of certain hazardous substances at various other sites in the United States.  The Company does not believe that any future costs for these sites will have a material adverse effect on the Company's consolidated financial statements.

Item 2.  Changes in Securities and Use of Proceeds
               None.

Item 3.  Defaults Upon Senior Securities
               None.

Item 4.  Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders was held on May 15, 2003, at which time stockholders were asked to elect a class of directors to serve a three-year term beginning in 2003.

     Bruce C. Bruckmann, Larry W. McCurdy and Sylvester ("Jack") H. Sharpe were elected Class II directors of the Company for a term expiring in 2006. Mr. Bruckmann was elected by stockholders owning 61,591,801 shares of common stock, with stockholders owning 131,342 shares withholding authority. Mr. McCurdy was elected by stockholders owning 61,592,552 shares of common stock, with stockholders owning 130,591 shares withholding authority. Mr. Sharpe was elected by stockholders owning 61,585,752 shares of common stock, with stockholders owning 137,391 shares withholding authority. Messrs. Leo Benatar, John F. Fiedler, David L. Kolb, Jeffrey S. Lorberbaum, Robert N. Pokelwaldt and W. Christopher Wellborn continued their terms of office as directors.

Item 5.  Other Information
              None.

Item 6. Exhibits and Reports on Form 8-K

No.      Description

            Exhibits

(a)       31.1 Certification Pursuant to Rule 13a-14(a).
            31.2 Certification Pursuant to Rule 13a-14(a).
            32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
            32.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)       Reports on Form 8-K
            Current Report on Form 8-K: First quarter earnings press release, dated April 16, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                          MOHAWK INDUSTRIES, INC.

Dated: August 8, 2003                                                     By: /s/ Jeffrey S. Lorberbaum
                                                                                            JEFFREY S. LORBERBAUM, President and
                                                                                           Chief Executive Officer (principal executive officer)

Dated: August 8, 2003                                                      By: /s/ John D. Swift
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