Form 10-Q
period 2003-10-31
MOHAWK INDUSTRIES INC
filed 2003-10-31
CIK 851968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q

                      [Mark One]

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2003

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

      The number of shares outstanding of the issuer's classes of capital stock as of October 31, 2003 the latest practicable date, is as follows: 66,484,455 shares of Common Stock, $.01 par value.

MOHAWK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

(In thousands)

(Unaudited)

	September 27, 2003	December 31, 2002

Current assets:

Cash and cash equivalents	$ 16,360	-

Receivables	602,867	501,129

Inventories	830,291	678,008

Prepaid expenses	29,786	37,368

Deferred income taxes	82,074	82,074
Total current assets	1,561,378	1,298,579

Property, plant and equipment, at cost	1,647,460	1,585,111
Less accumulated depreciation and
amortization	788,394	729,787

Net property, plant and equipment	859,066	855,324

Goodwill	1,290,666	1,277,453

Other intangible assets	146,933	146,700

Other assets	20,392	18,687

	$ 3,878,435	3,596,743

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

(In thousands, except per share data)

(Unaudited)

	September 27, 2003	December 31, 2002

Current liabilities:

Current portion of long-term debt	$ 25,998	27,427
Accounts payable and accrued expenses	688,995	589,283
Total current liabilities	714,993	616,710

Deferred income taxes	186,996	186,996
Long-term debt, less current portion	762,801	793,000
Other long-term liabilities	23,049	17,158
Total liabilities	1,687,839	1,613,864

Stockholders' equity:
Preferred stock, $.01 par value; 60 shares
authorized; no shares issued	-	-
Common stock, $.01 par value; 150,000 shares
authorized; 76,938 and 76,371 shares issued
in 2003 and 2002, respectively	769	763
Additional paid-in capital	1,032,191	1,006,550
Retained earnings	1,439,620	1,231,612
Accumulated other comprehensive income	791	1,126
	2,473,371	2,240,051
Less treasury stock at cost; 10,515 and 10,006
shares in 2003 and 2002, respectively	282,775	257,172
Total stockholders' equity	2,190,596	1,982,879

	$ 3,878,435	3,596,743

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	September 27, 2003	September 28, 2002

Net sales	$ 1,303,166	1,224,403

Cost of sales	938,280	883,000
Gross profit	364,886	341,403

Selling, general and administrative expenses	205,482	197,779
Operating income	159,404	143,624

Other expense (income):
Interest expense	14,162	16,426
Other expense	1,800	3,790
Other income	(467)	(2,156)
	15,495	18,060

Earnings before income taxes	143,909	125,564

Income taxes	52,527	44,004

Net earnings	$ 91,382	81,560

Basic earnings per share	$ 1.38	1.22

Weighted-average common shares outstanding	66,260	66,824

Diluted earnings per share	$ 1.36	1.21

Weighted-average common and dilutive potential
common shares outstanding	67,222	67,683

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

	Nine Months Ended
	September 27, 2003	September 28, 2002

Net sales	$ 3,635,062	3,318,860

Cost of sales	2,655,277	2,422,174
Gross profit	979,785	896,686

Selling, general and administrative expenses	612,120	538,229
Operating income	367,665	358,457

Other expense (income):
Interest expense	41,347	42,377
Other expense	4,249	6,106
Other income	(5,501)	(3,967)
	40,095	44,516

Earnings before income taxes	327,570	313,941

Income taxes	119,563	113,653

Net earnings	$ 208,007	200,288

Basic earnings per share	$ 3.14	3.19

Weighted-average common shares outstanding	66,167	62,855

Diluted earnings per share	$ 3.10	3.13

Weighted-average common and dilutive potential
common shares outstanding	67,017	64,086

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Nine Months Ended
	September 27, 2003	September 28, 2002

Cash flows from operating activities:
Net earnings	$ 208,007	200,288
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Depreciation and amortization	77,444	75,500
Tax benefit on exercise of stock options	7,496	4,582
Loss on disposal of property, plant
and equipment	307	2,422
Changes in operating assets and liabilities,
net of effects of acquisitions:
Receivables	(99,500)	(33,781)
Inventories	(143,646)	(79,854)
Accounts payable and accrued expenses	91,972	171,234
Other assets and prepaid expenses	4,472	6,040
Other liabilities	5,891	8,557
Net cash provided by operating activities	152,443	354,988

Cash flows from investing activities:
Additions to property, plant and equipment, net	(80,323)	(74,072)
Acquisitions	(29,308)	(717,638)
Net cash used in investing activities	(109,631)	(791,710)

Cash flows from financing activities:
Net change in revolving line of credit	(4,402)	80,534
Proceeds from issuance of notes	-	700,000
Proceeds from bridge credit facility	-	600,000
Repayment of bridge credit facility	-	(600,000)
Net change in asset securitization	-	(191,000)
Redemption of acquisition indebtedness	-	(127,564)
Payment on term loans	(26,494)	(26,494)
Redemption of IRBs and other, net	(732)	(1,003)
Change in outstanding checks in excess of cash	17,005	10,478
Acquisition of treasury stock	(27,838)	(51,900)
Common stock transactions	16,009	43,671
Net cash (used in) provided
by financing activities	(26,452)	436,722
Net change in cash and cash equivalents	16,360	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$ 16,360	-

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS
(In thousands, except per share amounts)
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

      The following unaudited pro forma financial information presents the combined results of operations of Mohawk and Dal-Tile as if the acquisition had occurred at the beginning of 2002, after giving effect to certain adjustments, including increased interest expense on debt related to the acquisition, the elimination of goodwill amortization and related income tax effects. The pro forma information does not necessarily reflect the results of operations that would have occurred had Mohawk and Dal-Tile constituted a single entity during such period. The following table discloses the results for the nine month period ended:

September 28,
2002

Net sales	$ 3,554,904
Net earnings	$ 210,645
Basic earnings per share	$ 3.12
Diluted earnings per share	$ 3.07

      On May 5, 2003, the Company acquired certain assets of International Marble and Granite of Colorado, Inc., a distributor of natural stone slabs and tile. The primary reason for the acquisition was to increase the Company's presence in the stone flooring and countertop slab industry. The acquisition was accounted for by the purchase method and, accordingly, the results of operations are included within the Dal-Tile segment from May 5, 2003. The purchase price was not significant.

      On June 30, 2003, the Company acquired certain assets of a manufacturer and distributor of washable bath rugs. The primary reason for the acquisition was to increase sales within the bath mat product line. The acquisition was accounted for by the purchase method and, accordingly, the results of operations are included within the Mohawk segment from June 30, 2003. The purchase price was not significant.

     MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

 On July 30, 2003, the Company announced that W.L. Ross & Company and Mohawk were successful in their bid for substantially all of the assets of Burlington Industries, Inc. Mohawk's portion of the purchase price for the Lees Carpet division is estimated to be approximately $352,000, subject to certain adjustments. The transaction is expected to close in the fourth quarter of 2003. The acquisition will be financed through the Company's operations and existing credit facilities.

3.   Recent Accounting Pronouncements

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This standard amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. The standard is effective for contracts entered into or modified after June 30, 2003. The Company has adopted SFAS No. 133 and it did not have a material impact on the Company's consolidated financial statements.

      In May 2003, the FASB issued SFAS No. 150,"Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and imposes certain additional disclosure requirements. The provisions of SFAS No. 150 are generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has adopted SFAS No. 150 and it did not have a material impact on the Company's consolidated financial statements.

4. Receivables

Receivables are as follows:
	September 27, 2003	December 31, 2002

Customers, trade	$ 691,070	578,429
Other	4,137	7,373

	695,207	585,802
Less allowance for discounts, returns, claims
and doubtful accounts	92,340	84,673

Net receivables	$ 602,867	501,129

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

5. Inventories

The components of inventories are as follows:
	September 27, 2003	December 31, 2002

Finished goods	$ 544,004	436,080
Work in process	83,242	67,907
Raw materials	203,045	174,021

Total inventories	$ 830,291	678,008

6. Accounts payable and accrued expenses

Accounts payable and accrued expenses are as
follows:
	September 27, 2003	December 31, 2002

Outstanding checks in excess of cash	$ 40,509	23,504
Accounts payable, trade	308,954	236,272
Accrued expenses	230,869	222,868
Accrued compensation	108,663	106,639
Total accounts payable and accrued expenses	$ 688,995	589,283

7.   Derivative financial instruments

Natural Gas Risk Management

      The Company uses a combination of natural gas futures contracts and long-term supply agreements to manage unanticipated changes in natural gas prices. The contracts are based on forecasted usage of natural gas measured in Million British Thermal Units ("MMBTU").

      The Company has designated the natural gas futures contracts as cash flow hedges. Any gain or loss is recognized in cost of sales in the same period or periods during which the hedged transaction affects earnings.  At September 27, 2003, the Company had natural gas contracts outstanding with an aggregate notional amount of approximately 4,550 MMBTU's. The contracts, which mature from October 2003 to December 2004, are marked to market as either an asset or liability with the offset recorded in accumulated other comprehensive income, net of applicable income taxes and any hedge ineffectiveness. At September 27, 2003, the Company had a recorded asset of $1,205.

      The long-term natural gas supply agreements are accounted for under the normal purchases provision within SFAS No. 133 and its amendments. At September 27, 2003, the Company had normal purchase commitments of approximately 4,000 MMBTU's for periods maturing from October 2003 through August 2005. The contracted value of these commitments was approximately $18,286, and the fair value of these commitments was approximately $19,008, at September 27, 2003.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Foreign Currency Rate Management

      The Company enters into foreign exchange forward contracts to hedge costs associated with its operations in Mexico. The objective of these transactions is to reduce volatility of exchange rates where these operations are located by fixing a portion of their costs in U.S. currency. Gains and losses are recognized in cost of sales in the same period or periods during which the hedged transaction affects earnings. Accordingly, these contracts have been designated as cash flow hedges. At September 27, 2003, the Company had forward contracts maturing from October 2003 through December 2003, to purchase approximately 53,620 Mexican pesos. The aggregate U.S. Dollar value of these contracts at September 27, 2003 was approximately $4,839. The contracts are marked to market in either assets or liabilities with the offset recorded in accumulated other comprehensive income, net of applicable income taxes and any hedge ineffectiveness. Unrealized gains at September 27, 2003 were not material.

Interest Rate Management

      In 2002, the Company determined that its $100,000 interest rate swap was ineffective. Consequently, the $10,700 unrealized loss associated with the swap was recorded as a realized loss in interest expense during the fourth quarter of 2002. The Company continues to carry the liability on its consolidated balance sheet and the interest rate swap is marked to market at the end of each reporting period. The change in fair value for the period ended September 27, 2003 was not material.

8.   Product Warranties

      The Company warrants certain qualitative attributes of its products for up to 20 years. The Company records a provision for estimated warranty and related costs, based on historical experience and periodically adjusts these provisions to reflect actual experience. The warranty provision is as follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

Balance at beginning of period	$ 6,079	6,543	7,184	7,021
Warranty claims paid	(11,660)	(13,601)	(40,134)	(43,184)
Warranty expense	11,396	13,766	38,765	42,871
Balance at end of period	$ 5,815	6,708	5,815	6,708

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

9.  Comprehensive income

      Comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

Net earnings	$ 91,382	81,560	208,007	200,288
Other comprehensive income:
Unrealized loss on
derivative instruments,
net of income taxes	(1,458)	(1,474)	(335)	(3,018)
Comprehensive income	$ 89,924	80,086	207,672	197,270

10.  Stock compensation

      Effective January 1, 2003, the Company adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and requires prominent disclosure in both the annual and interim financial statements of the method of accounting used and the financial impact of stock-based compensation. As permitted by SFAS No. 123, the Company accounts for stock options granted as prescribed under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," which recognizes compensation cost based upon the intrinsic value of the award.

     MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

 If the Company had elected to recognize compensation expense based upon the fair value at the grant dates for awards under these plans, the Company's net earnings per share would have been reduced as follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

Net earnings as reported	$ 91,382	81,560	208,007	200,288
Deduct: Stock-based employee
compensation expense determined
under fair value based method for
all options, net of related tax effects	(1,493)	(1,296)	(4,569)	(3,609)
Pro forma net earnings	$ 89,889	80,264	203,438	196,679

Net earnings per common
share (basic):
As reported	$ 1.38	1.22	3.14	3.19
Pro forma	$ 1.36	1.20	3.07	3.13
Net earnings per common:
share (diluted):
As reported	$ 1.36	1.21	3.10	3.13
Pro forma	$ 1.34	1.19	3.04	3.07

      The following weighted average assumptions were used to determine the fair value using the Black-Scholes option-pricing model for the three and nine month periods ended:

	September 29,	September 28,
	2003	2002

Dividend yield	-	-
Risk-free interest rate	4.3%	4.7%
Volatility	44.2%	44.2%
Expected life (years)	6	6

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

NOTES TO CONDENSED CONSOLIDATED STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

      Dilutive common stock options are included in the diluted EPS calculation using the treasury stock method.  Common stock options that were not included in the diluted EPS computation because the options exercise price was greater than the average market price of the common shares (anti-dilutive) for the periods presented are immaterial.

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

Net earnings	$ 91,382	81,560	208,007	200,288

Weighted-average common and dilutive
potential common shares outstanding:

Weighted-average common shares
outstanding	66,260	66,824	66,167	62,855

Add weighted-average dilutive
potential common shares - options to
purchase common shares, net	962	859	850	1,231

Weighted-average common and dilutive
potential common shares outstanding	67,222	67,683	67,017	64,086

Basic earnings per share	$ 1.38	1.22	3.14	3.19

Diluted earnings per share	$ 1.36	1.21	3.10	3.13

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

     MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

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

13.  Supplemental Consolidated Statements of Cash Flows Information

	Nine Months Ended
	September 27, 2003	September 28, 2002
Net cash paid during the period for:
Interest	$ 34,251	15,899
Income taxes	$ 104,734	25,982

Supplemental schedule of non-cash
investing and financing activities:
Fair value of assets acquired in acquisition	$ 29,308	1,865,225
Liabilities assumed in acquisition	-	(396,900)
Issuance of common stock and options
in acquisition	-	(750,687)
Cash paid in acquisition	$ 29,308	717,638

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS
(In thousands, except per share amounts)
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

Segment information is as follows:
	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002
Net sales:
Mohawk	$ 967,405	927,299	2,702,261	2,704,204
Dal-Tile	335,761	297,104	932,801	614,656
	$ 1,303,166	1,224,403	3,635,062	3,318,860

Operating income:
Mohawk	$ 108,499	97,594	235,053	266,714
Dal-Tile	52,702	46,955	137,749	95,258
Corporate and Eliminations	(1,797)	(925)	(5,137)	(3,515)
	$ 159,404	143,624	367,665	358,457

			As of
			September 27,	December 31,
			2003	2002
Assets:
Mohawk			$ 1,777,780	1,638,336
Dal-Tile			1,966,519	1,832,701
Corporate and Eliminations			134,136	125,706
			$ 3,878,435	3,596,743

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

      On June 30, 2003, the Company acquired certain assets of a manufacturer and distributor of washable bath rugs. The primary reason for the acquisition was to increase sales within the bath mat product line. The acquisition was accounted for by the purchase method and, accordingly, the results of operations are included within the Mohawk segment from June 30, 2003.

      On July 30, 2003, the Company announced that W.L. Ross & Company and Mohawk were successful in their bid for substantially all of the assets of Burlington Industries, Inc. Mohawk's portion of the purchase price for the Lees Carpet division is estimated to be approximately $352 million, subject to certain adjustments. The transaction is expected to close in the fourth quarter of 2003. The acquisition will be financed through the Company's operations and existing credit facilities.

Results of Operations

Quarter Ended September 27, 2003, as Compared with Quarter Ended September 28, 2002

      Net sales for the quarter ended September 27, 2003 were $1,303.2 million, reflecting an increase of $78.8 million, or approximately 6.4%, from the $1,224.4 million reported in the quarter ended September 28, 2002. The increased net sales are primarily attributable to internal growth of both the Mohawk and Dal-Tile segments. The Mohawk segment recorded net sales of $967.4 million in the current quarter compared to $927.3 million in 2002, representing an increase of $40.1 million, or approximately 4.3%. The increase was primarily due to higher sales in all product categories. The Dal-Tile segment recorded net sales of $335.8 million in the current quarter, reflecting an increase of $38.7 million, or approximately 13.0%, from the $297.1 million reported in the quarter ended September 28, 2002. The increase was primarily attributable to growth within residential products.

      Gross profit for the third quarter of 2003 was $364.9 million (28.0% of net sales) compared to the gross profit of $341.4 million (27.9% of net sales) for the prior year's third quarter.

      Selling, general and administrative expenses for the current quarter were $205.5 million (15.8% of net sales) compared to $197.8 million (16.2% of net sales) for the prior year's third quarter. The percentage reduction was attributable to lower general and administrative and bad debt expense.

      Operating income for the current quarter was $159.4 million (12.2% of net sales) compared to $143.6 million (11.7% of net sales) in the third quarter of 2002. Operating income attributable to the Mohawk segment was

$108.5 million (11.2% of segment net sales) in the third quarter of 2003 compared to $97.6 million (10.5% of segment net sales) in the third quarter of 2002. Operating income attributable to the Dal-Tile segment was $52.7 million (15.7% of segment net sales) in the third quarter of 2003. Excluding the start up costs for the new Dal-Tile manufacturing facility (approximately $2.5 million), the Dal-Tile segment's operating income for the third quarter of 2003 would have been approximately $55.2 million (16.4% of segment net sales) compared to $47.0 million (15.8% of segment net sales) in the third quarter of 2002. Management believes that presentation of segment operating income excluding startup costs for the new manufacturing facility will be useful to investors because it allows investors to compare the results between the two periods.

      Interest expense for the third quarter of 2003 was $14.2 million compared to $16.4 million in the third quarter of 2002. The decrease in interest expense was attributable to reduced debt levels, offset by an increase in the average borrowing rate due to a change in the mix of fixed rate and variable rate debt, when compared to the third quarter of 2002.

      Income tax expense was $52.5 million, or 36.5% of earnings before income taxes for the third quarter of 2003 compared to $44.0 million, or 35.0% of earnings before income taxes for the prior year's third quarter. The change in tax rate was a result of the utilization of available tax credits in 2003 when compared to 2002.

Nine Months Ended September 27, 2003, as Compared with Nine Months Ended September 28, 2002

      Net sales for the first nine months ended September 27, 2003 were $3,635.1 million, reflecting an increase of $316.2 million, or approximately 9.5%, from the $3,318.9 million reported in the nine months ended September 28, 2002. The increased net sales are attributable to the Dal-Tile segment. The Mohawk segment recorded net sales of $2,702.3 million in the first nine months of 2003 compared to $2,704.2 million in the first nine months of 2002. The decrease was primarily attributable to reduced soft surface sales volume of residential replacement product and Home products in the first half of 2003 compared to the first half of 2002. The Company believes the net sales decline was primarily attributable to lower consumer confidence and uncertainty relating to the U.S. economy. The Dal-Tile segment recorded net sales of $932.8 million in the first nine months of 2003, reflecting an increase of $318.1 million, from the $614.7 million reported in the first nine months of 2002. The Dal-Tile results are not included in the Company's consolidated financial statements prior to the March 20, 2002 acquisition. However, when Dal-Tile net sales for the first nine months of 2003 are compared to Dal-Tile pro forma combined net sales of $850.7 million for the first nine months of 2002 (derived by combining Dal-Tile net sales of $236.0 million prior to the March 20, 2002 acquisition date, after reclassifications to conform to Mohawk's presentation, with reported Dal-Tile net sales of $614.7 million for the first nine months of 2002 following the acquisition date), an increase of $82.1 million or approximately 9.7% for the nine-month period was realized. The increase was primarily attributable to growth within residential products. Management believes that presentation of this pro forma combined net sales information will be useful to investors because it allows investors to compare the results between the two periods.

      Gross profit for the first nine months of 2003 was $979.8 million (27.0% of net sales) compared to the gross profit of $896.7 million (27.0% of net sales) for the prior year's first nine months

      Selling, general and administrative expenses for the first nine months of 2003 were $612.1 million (16.8% of net sales) compared to $538.2 million (16.2% of net sales) for the prior year's first nine months. The increased percentage was attributable to the Dal-Tile segment, which had higher selling and servicing costs.

      Operating income for the first nine months of 2003 was $367.7 million (10.1% of net sales) compared to $358.5 million (10.8% of net sales) in the first nine months of 2002. Operating income attributable to the Mohawk segment was $235.1 million (8.7% of segment net sales) in the first nine months of 2003 compared to $266.7 million (9.9% of segment net sales) in the first nine months of 2002. Operating income attributable to the Dal-Tile segment was $137.7 million (14.8% of segment net sales) in the first nine months of 2003. Excluding the start up costs for the new Dal-Tile manufacturing facility (approximately $4.5 million), the Dal-Tile segment's operating income for the first nine months of 2003 would have been approximately $142.2 million (15.2% of segment net sales) compared to $95.3 million (15.5% of segment net sales) for the first nine months of 2002. Management believes that presentation of segment operating income excluding startup costs for the new manufacturing facility will be useful to investors because it allows investors to compare the results between the two periods. On a pro forma combined basis, Dal-Tile operating income was $127.1 million (14.9% of pro forma segment net sales) for the first nine of 2002 (derived by combining Dal-Tile operating income of $31.8 million prior to March 20, 2002, after reclassifications to conform to Mohawk's presentation, with reported Dal-Tile operating income of $95.3 million for the first nine months of 2002 following the acquisition date). Management believes that presentation of this pro forma combined operating income information will be useful to investors because it allows investors to compare the results between the two periods.

      Interest expense for the first nine months of 2003 was $41.3 million compared to $42.4 million in the first nine months of 2002. The decrease in interest expense was attributable to lower average debt levels offset by an increase in the average borrowing rate due to a change in the mix of fixed and variable rate debt in the current nine-month period when compared to the first nine months of 2002.

      Other income for the first nine months of 2003 was $5.5 million compared to $4.0 million in the first nine months of 2002. The change was attributable to exchange rate fluctuations in operations outside the United States. Other expense for the first nine months of 2003 was $4.2 million compared to $6.1 million in the first nine months of 2002. The change was attributable to lower realized exchange losses in the current nine-month period when compared to the first nine months of 2002.

      Income tax expense was $119.6 million, or 36.5% of earnings before income taxes for the first nine months of 2003 compared to $113.7 million, or 36.2% of earnings before income taxes for the prior year's first nine months.

Liquidity and Capital Resources

      The Company's primary capital requirements are for working capital, capital expenditures and acquisitions.  The Company's capital needs are met primarily through a combination of internally generated funds, bank credit lines, term and senior notes, the sale of receivables and credit terms from suppliers.

      The level of accounts receivable increased from $501.1 million at the beginning of 2003 to $602.9 million at September 27, 2003. The $101.8 million increase was primarily attributable to seasonal fluctuation in net sales.  Inventories increased from $678.0 million at the beginning of 2003 to $830.3 million at September 27, 2003, due primarily to building of inventory for hard surface product categories within both the Mohawk and Dal-Tile segments and seasonal increases in business.

      The outstanding checks in excess of cash represent trade payables checks that have not yet cleared the bank. When the checks clear the bank, they are funded by the revolving credit facility. This policy does not impact any liquid assets on the consolidated balance sheet.

      Capital expenditures excluding acquisitions totaled $80.3 million during the first nine months of 2003. Capital expenditures were incurred primarily to modernize, add and expand manufacturing facilities and equipment.  The Company's capital projects are primarily focused on increasing capacity, improving productivity and reducing costs. Capital spending during the remainder of 2003 for both the Mohawk and Dal-Tile segments combined, excluding acquisitions, is expected to range from $29.7 million to $49.7 million, and will be used primarily to purchase equipment and to add manufacturing capacity.

      On September 30, 2003, the Company refinanced its $450 million revolving credit facility with a revolving credit facility of $300 million with interest rates of LIBOR plus 0.4% to 1.5%, depending upon the Company's performance measured against certain financial ratios. The term of the facility is five years for $200 million and 364 days for the remaining $100 million. In addition to this new facility, the Company has secured $50 million in short-term uncommitted lines. All of these credit facilities are unsecured.

      On August 4, 2003, the Company entered into an on-balance sheet trade accounts receivable securitization agreement ("Securitization Facility") with bank agents for asset-backed commercial paper conduits replacing two on-balance sheet trade accounts receivable securitization agreements. The new facility enables the Company to borrow up to $350 million. The Securitization Facility is secured by the trade receivables and is subject to annual renewal. At September 27, 2003, the Company had no amounts outstanding under the Securitization Facility.

      The Company believes that the $700 combined total of the revolving credit facility, short-term uncommitted credit lines and the Securitization Facility is adequate to support its capital and working capital requirements. This compares to the $780 million combined total of the revolving credit facility, short-term uncommitted credit lines and the securitization facilities at December 31, 2002.

      The Company's Board of Directors has authorized the repurchase of up to 15 million shares of its outstanding common stock. For the nine-month period ended September 27, 2003, the Company repurchased approximately 593,000 shares at a cost of $27.8 million. Since the inception of the program, a total of approximately 11.0 million shares have been repurchased at an aggregate cost of approximately $293.1 million. All repurchases have been financed through the Company's operations and revolving line of credit.

Recent Accounting Pronouncements

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This standard amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. The standard is effective for contracts entered into or modified after June 30, 2003. The Company has adopted SFAS No. 149 and it did not have a material impact on the Company's consolidated financial statements.

      In May 2003, the FASB issued SFAS No. 150,"Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and imposes certain additional disclosure requirements. The provisions of SFAS No. 150 are generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has adopted SFAS No. 150 and it did not have a material impact on the Company's consolidated financial statements.

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

      The Company has designated the natural gas futures contracts as cash flow hedges. Any gain or loss is recognized in cost of sales in the same period or periods during which the hedged transaction affects earnings.  At September 27, 2003, the Company had natural gas contracts outstanding with an aggregate notional amount of approximately 4.6 million MMBTU's. The contracts, which mature from October 2003 to December 2004, are marked to market as either an asset or liability with the offset recorded in accumulated other comprehensive income, net of applicable income taxes and any hedge ineffectiveness. At September 27, 2003, the Company had a recorded asset of $1.2 million.

      The long-term natural gas supply agreements are accounted for under the normal purchases provision within SFAS No. 133 and its amendments. At September 27, 2003, the Company had normal purchase commitments of approximately 4.0 million MMBTU's for periods maturing from October 2003 through August 2005. The contracted value of these commitments was approximately $18.3 million and the fair value of these commitments was approximately $19.0 million, at September 27, 2003.

Foreign Currency Rate Management

      The Company enters into foreign exchange forward contracts to hedge costs associated with its operations in Mexico. The objective of these transactions is to reduce volatility of exchange rates where these operations are located by fixing a portion of their costs in U.S. currency. Gains and losses are recognized in cost of sales in the same period or periods during which the hedged transaction affects earnings. Accordingly, these contracts have been designated as cash flow hedges. At September 27, 2003, the Company had forward contracts maturing from October 2003 through December 2003, to purchase approximately 53.6 million Mexican pesos. The aggregate U.S. Dollar value of these contracts at September 27, 2003 was approximately $4.8 million. The contracts are marked to market in either assets or liabilities with the offset recorded in accumulated other comprehensive income, net of applicable income taxes and any hedge ineffectiveness. Unrealized gains at September 27, 2003 were not material.

Interest Rate Management

      In 2002, the Company determined that its $100 million interest rate swap was ineffective. Consequently, the $10.7 million unrealized loss associated with the swap was recorded as a realized loss in interest expense during the fourth quarter of 2002. The Company continues to carry the liability on its consolidated balance sheet and the interest rate swap is marked to market at the end of each reporting period. The change in fair value for the period ended September 27, 2003 was not material.

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

     None.

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 5.  Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

No.      Description

(a)       Exhibits

10.1	Amended and Restated Credit and Security Agreement, dated as of August 4, 2003, Among Mohawk Factoring, Inc., Mohawk Servicing, Inc., Blue Ridge Asset Funding Corporation, Three Pillars Funding Corporation, SunTrust Capital Markets, Inc., as a co-agent, and Wachovia Bank, National Association, as a co-agent and administrative agent
10.2	Amended and Restated Receivables Purchase and Sale Agreement, dated as of August 4, 2003, among Mohawk Carpet Distribution, L.P. and Dal-Tile Corporation, as originators, and Mohawk Factoring, Inc.
10.3	Five Year Credit Agreement, dated as of September 30, 2003, among Mohawk Industries, Inc., SunTrust Bank and Wachovia Bank, National Association
10.4	364-Day Credit Agreement, dated as of September 30, 2003, among Mohawk Industries, Inc., SunTrust Bank and Wachovia Bank, National Association

31.1       Certification Pursuant to Rule 13a-14(a).

31.2       Certification Pursuant to Rule 13a-14(a).

32.1       Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1       Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)       Reports on Form 8-K

Current Report on Form 8-K: Second quarter earnings press release, dated July 16, 2003.

Current Report on Form 8-K: Press release dated July 21, 2003, announcing Mohawk Industries, Inc. proposal to acquire Lees Carpet.

Current Report on Form 8-K: Press release dated July 30, 2003, announcing Mohawk Industries, Inc. successful bid for Lees Carpet.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                                                                           MOHAWK INDUSTRIES, INC.

Dated: October 31, 2003	By: /s/ Jeffrey S. Lorberbaum
JEFFREY S. LORBERBAUM, President and
Chief Executive Officer (principal executive officer)

Dated: October 31, 2003	By: /s/ John D. Swift
JOHN D. SWIFT, Chief Financial Officer,
Vice President-Finance and Assistant Secretary
(principal financial and accounting officer)