Form 10-K
MOHAWK INDUSTRIES INC
filed 2004-03-03
CIK 851968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
[Mark One]
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

      The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant (50,552,254 shares) on June 27, 2003 (The last business day of the Registrant's most recently completed fiscal second quarter) was$2,859,235,486. The aggregate market value was computed by reference to the closing price of the Common Stock on such date.

      Number of shares of Common Stock outstanding as of March 2, 2004: 66,638,900 shares of Common Stock, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2004 Annual Meeting of Stockholders-Part III.

PART I

Item 1. Business

General

      Mohawk Industries, Inc. ("Mohawk" or the "Company", a term which includes the Company and its subsidiaries, including its primary operating subsidiaries, Mohawk Carpet Corporation, Aladdin Manufacturing Corporation and Dal-Tile International Inc. ("Dal-Tile")) is the leading producer of floorcovering products for residential and commercial applications in the United States. The Company is the second largest carpet and rug manufacturer, and a leading manufacturer, marketer and distributor of ceramic tile and natural stone, in the United States. The Company had annual net sales in 2003 in excess of $5.0 billion.

      The Company has two operating segments, the Mohawk segment and the Dal-Tile segment. The Mohawk segment sells and distributes its product lines, which include broadloom carpet, rugs, pad, ceramic tile, hardwood, vinyl and laminate through independent floor covering retailers, home centers, mass merchandisers, department stores, commercial dealers and commercial end users. The Dal-Tile segment product lines include ceramic tile, porcelain tile and stone products sold through company-operated sales service centers, independent distributors and home center retailers. Selected financial information for the Mohawk and Dal-Tile segments is set forth in Note 17 to the Consolidated Financial Statements.

      Through the Company's Mohawk segment, the Company designs, manufactures and markets carpet and rugs in a broad range of colors, textures and patterns and is a leading producer of woven and tufted broadloom carpet and rugs for residential and commercial applications. The Company also markets and distributes hardwood, laminate, vinyl and ceramic tile under its hardsurface line. The Company positions its products in all price ranges and emphasizes quality, style, performance and service. The Company is widely recognized through its premier brand names, which include "Mohawk," "Aladdin," "Mohawk Home," "Bigelow," "Custom Weave," "Durkan," "Goodwin Weavers," "Helios," "Horizon," "Karastan," "Lees," "Newmark Rug," "World" and "WundaWeve." The Company markets and distributes its carpet and rug products through over 34,000 customers, which include primarily independent carpet retailers, home centers, mass merchandisers, department stores, commercial dealers and commercial end users. Some products are also marketed through private labeling programs. The Company's carpet and rug operations are vertically integrated from the extrusion of resin and post-consumer plastics into fiber, to the conversion of fiber into yarn and to the manufacture and shipment of finished carpet and rugs.

      Through the Company's Dal-Tile segment, the Company designs, manufactures and markets a broad line of wall and floor tile products used in the residential and commercial markets for both new construction and remodeling. Most of the Company's ceramic tile products are marketed under the "Dal-Tile" and "American Olean" brand names. The Company's ceramic tile business is organized into three strategic business channels: company-operated sales service centers, independent distributors and home centers. The Company maintains over 240 sales service centers in the United States, Canada and Puerto Rico. The Company's independent distributor unit distributes the American Olean brand through approximately 200 independent distributor locations serving a variety of residential and commercial customers. The Company's home center retailer unit supplies products to more than 2,000 home center retail outlets operating in the do-it-yourself and buy-it-yourself markets. Each business unit has a dedicated sales force supporting that unit.

      On November 10, 2003, the Company acquired the assets and assumed certain liabilities of the commercial carpet division of Burlington Industries, Inc. known as Lees Carpet, from W.L. Ross & Company for approximately $350 million in cash. The results of operations of Lees Carpet have been included with the Mohawk segment results and in the Company's consolidated financial statements since that date. The primary reason for the acquisition was to expand the Company's presence in the commercial carpet market.

      On March 20, 2002, the Company acquired all of the outstanding capital stock of Dal-Tile, a leading manufacturer and distributor of ceramic tile in the United States for approximately $1,469 million, consisting of approximately 12.9 million shares of the Company's common stock, options to purchase approximately 2.1 million shares of the Company's common stock and $718 million in cash. The Company's common stock and options were valued at $751 million based on the measurement date stock price of $55.04 per share ($710.4 million) and the estimated fair value of options using the Black-Scholes option-pricing model ($40.3 million). The transaction has been accounted for using the purchase method of accounting and, accordingly, the results of operations of Dal-Tile have been included in the Company's consolidated financial statements from March 20, 2002. The purchase price was allocated to the assets acquired and liabilities assumed based upon estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net identifiable assets acquired of approximately $1,168.3 million was recorded as goodwill. The primary reason for the acquisition was to expand the Company's presence in the ceramic tile and stone markets.

Industry

      The floorcovering industry has grown from $12.4 billion in sales in 1992 to $20.3 billion in 2002. In 2002, the primary categories of the United States floorcovering industry were carpet and rugs (65%), ceramic tile (12%), vinyl and rubber (10%), hardwood (9%) and laminate (4%). Each of these categories has been positively impacted by:

  U.S. population growth, requiring new and renovated housing and commercial space;
  increasing average house size; and
  growth in housing starts and housing resales.

      Compound average growth rates for units sold (measured by square yards) for each of the floorcovering categories above for the period from 1992 through 2002, with the exception of the vinyl and rubber category, have met or exceeded the growth rate for both the gross domestic product of the United States and housing starts over the same period. During this period, the compound average growth rate was 3.6% for carpet and rugs, 10.3% for ceramic tile, 1.3% for vinyl and rubber and 8.0% for hardwood. Laminate, which is a relatively new product, experienced a compound average growth rate of 41.5% from 1996 through 2002.

      According to the most recent figures available from the United States Department of Commerce, worldwide carpet and rug sales volume of American manufacturers and their domestic divisions was 1.9 billion square yards in 2002. This volume represents a market in excess of approximately $12 billion. The overall level of sales in the carpet industry is influenced by a number of factors, including consumer confidence, spending for durable goods, interest rates, turnover in housing, the condition of the residential and commercial construction industries and the overall strength of the economy.

      Broadloom carpet, defined as carpet over six feet by nine feet in size, represented 73% of the amounts shipped by the industry in 2002. Tufted broadloom carpet, a category that refers to the manner of construction in addition to size, represented 86.0% of the broadloom industry volume shipped in 2002. The broadloom carpet industry has two primary markets, residential and commercial, with the residential market making up approximately 75% of industry amounts shipped in 2002 and the commercial market comprising approximately 25%. An estimated 50% of industry shipments are made in response to replacement demand, which usually involves exact yardage, or "cut order," shipments that typically provide higher profit margins than sales of carpet sold in full rolls. Because the replacement business generally involves higher quality carpet cut to order by the manufacturer, rather than the dealer, this business tends to be more profitable for manufacturers than the new construction business.

      The United States ceramic tile industry shipped 2.6 billion square feet, or $2.3 billion, in 2002. The compound average growth rate of dollar shipments was 8.0% from 1992 through 2002 for ceramic tile. Sales in the ceramic tile industry are influenced by the same factors that influence the carpet industry, including consumer confidence, spending for durable goods, interest rates, turnover in housing, the condition of the residential and commercial construction industries and the overall strength of the economy.

      The ceramic tile industry's two primary markets, residential applications and commercial applications, represent 62.0% and 36.0% of the industry total, respectively. Of the total residential market, 67% of the dollar shipments are for new construction.

Sales and Distribution

      Mohawk Segment.

      Through the Company's Mohawk segment, the Company designs, manufactures and markets hundreds of styles of carpet and rugs in a broad range of colors, textures and patterns. In addition, the Mohawk segment markets and distributes ceramic tile, laminate, hardwood and vinyl floor covering. The Mohawk segment positions its products in all price ranges and emphasizes quality, style, performance and service. The Company markets and distributes carpet and rugs through over 34,000 customers, which include independent floor covering retailers, home centers, mass merchandisers, department stores, commercial dealers, and commercial end users. Some products are also marketed through private labeling programs. Sales to residential customers represent a significant portion of the total industry and the majority of the Company's carpet and rug sales.

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

      The Company's "Aladdin" commercial brand is sold primarily through retail dealers to customers in the retail space, corporate office and other channels. This sales channel is also commonly referred to as "Main Street." These customers are more price conscious in their purchase decisions. The "Bigelow Commercial" brand is sold primarily to commercial office and retail channels through commercial flooring contractors. The "Mohawk Commercial" brand is marketed to customers in the educational institutional and health care facility channels that are performance oriented. The "Lees" brand is positioned at the higher price points within each sales channel. The "Dura-Color" stain resistant technology and "Unibond" performance backing system enables the "Lees" brand to provide a differentiated product within each sales channel. Additionally, the Company markets its modular (carpet tile) product lines under the "Lees" brand. The "Karastan Contract" and "Durkan Commercial" brands are positioned primarily to service the medium to high-end fashion conscious customer in both the retail and corporate office channels. The "Durkan Hospitality" brand specializes in carpet sold through the hospitality channel to hotels, resorts and casinos.

      The Company believes its ability to make woven carpet under the "Mohawk Commercial" and "Karastan Contract" brand names in large volume for commercial applications differentiates it from other manufacturers, most of which produce tufted carpet almost exclusively. Woven carpet, and specifically the Company's woven interlock products, provides unique characteristics that delivers a better value to the customer and the Company. The Company believes that it is one of the largest producers of woven carpet in the United States and that it has several carpet weaving machines and processes that no other manufacturer has, thereby allowing it to create carpet to meet specifications that its competitors cannot duplicate.

      The Mohawk Home Division, markets its product lines under two major brand names, "Mohawk Home" and "Karastan." Mohawk Home's affordable price points strategy for the mainstream retailers and home centers is directed at the mid and lower retail price ranges, while the "Karastan" brand is directed at upscale retail and flooring stores. Product categories are diverse, including woven wool rugs, polypropylene woven and tufted rugs, printed and woven nylon rugs, doormats, washable bath rugs, decorative throws and pillows, woven bedspreads, textile wall hangings and blankets.

      Dal-Tile Segment.

      The Dal-Tile segment's ceramic tile and natural stone products are distributed through three separate distribution channels consisting of company-operated sales service centers, independent distributors and home centers. The business is organized to address the specific customer needs of each distribution channel. A dedicated sales force supports each channel.

      The Company has four regional distribution centers strategically located in California, Maryland, Texas and Florida. These centers help the Company create high-quality customer service by focusing on shorter lead times, increased order fill rates and improved on-time deliveries to its customers. These distribution centers also enhance the Company's ability to plan and schedule production and manage inventory requirements.

      The Company's network of over 240 sales service centers located in the United States, Canada and Puerto Rico distributes primarily the Daltile brand product, serving customers in all 50 states and portions of Canada and Puerto Rico.

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

      The independent distributor channel offers a unique product line under the "American Olean" brand. Currently, the "American Olean" brand is distributed through approximately 200 independent distributor locations that service a variety of residential and commercial customers. The Company is focused on increasing its presence in the independent distributor channel, particularly in tile products that are most commonly used in flooring applications.

      The Company believes its Dal-Tile segment is one of the U.S. ceramic tile industry's largest suppliers to the do-it-yourself and buy-it-yourself markets through home center retailers, such as The Home Depot and Lowe's. The home center channel is expected to continue presenting important growth opportunities.

      The Company believes that it has two of the leading brand names in the U.S. ceramic tile industry-"Daltile" and "American Olean." The roots of the "Daltile" and "American Olean" brand names date back approximately fifty and seventy-five years, respectively.

      The Company's sales service centers primarily distribute the "Daltile" brand, with a fully integrated marketing program, emphasizing a focus on quality and fashion. The broad product offering satisfies the needs of its residential, commercial and builder customers. The "American Olean" brand consists of a full product offering and is distributed primarily through independent distributors. Both these brands are supported by a fully integrated marketing program, including public relations efforts, displays, merchandising (sample boards, chip chests), literature/catalogs and an Internet website.

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

Manufacturing and Operations

      Carpet and Rugs Business. The Company's manufacturing operations are vertically integrated and include the extrusion of resin and post-consumer plastics into polypropylene, polyester and nylon fiber, yarn processing, tufting, weaving, dyeing, coating and finishing. Capital expenditures are primarily focused on increasing capacity, improving productivity and reducing costs. Over the past three years, the Company has incurred capital expenditures that have helped increase manufacturing efficiency and capacity, and improve overall cost competitiveness.

      Ceramic Tile Business. Over the past three years, the Dal-Tile segment has invested in capital expenditures, principally for new plants and state-of-the-art fast-fire equipment to increase manufacturing capacity, improve efficiency and develop new capabilities. In addition, the Company has added a porcelain tile manufacturing plant, which will significantly expand its production capacity in 2004.

      The ceramic tile business commenced operations in Mexico at the Company's Monterrey facility in 1955 and currently manufactures products at this facility primarily for U.S. consumption. The Monterrey location produces ceramic tile, frit (ground glass) and refractories.

      The Company believes that its manufacturing organization offers competitive advantages due to its ability to manufacture a differentiated product line consisting of one of the industry's broadest product offerings of colors, textures and finishes, as well as the industry's largest offering of trim and angle pieces and its ability to utilize the industry's newest technology.

Raw Materials and Suppliers

      Carpet and Rugs Business. The principal raw materials the carpet and rug business uses are nylon, polypropylene, polyester and wool, resins and fibers, synthetic backing materials, polyurethane latex and various dyes and chemicals. The Company obtains all of its major raw materials from independent sources and all of its externally purchased nylon fibers from three major suppliers: Koch Industries, Inc., Solutia, Inc., and Honeywell, Inc. The carpet and rug business has not experienced significant shortages of raw materials in recent years. The Company believes that there is an adequate supply of all grades of resin and fiber and that all are readily available from a number of independent sources.

      Ceramic Tile Business. In the Company's ceramic tile business, the Company manufactures tile primarily from talc, clay and nepheline syenite. The Company has entered into a long-term supply agreement for most of its talc requirements with one supplier.

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

      The Company has a single source supplier for its nepheline syenite requirements. If this supplier were unable to satisfy the Company's requirements, the Company believes that alternative supply arrangements would be available.

      Glazes are used on a significant percentage of the Company's manufactured tile. Glazes consist of frit (ground glass), zircon, stains and other materials, with frit being the largest ingredient. The Company manufactures approximately 57% of its frit requirements.

Competition

      Carpet and Rugs Business.    The carpet and rugs industry is highly competitive. Based on industry publications, the top 20 North American carpet and rug manufacturers (including their American and foreign divisions) in 2002 had worldwide sales in excess of $13.0 billion, and the top 20 manufacturers in 1990 had sales in excess of $6 billion. In 2002, the top five manufacturers had worldwide sales in excess of $10.2 billion. The Company believes it is the second largest producer of carpet and rugs (in terms of sales volume) in the world.

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

      The principal methods of competition within the carpet and rugs and ceramic tile industries are price, style, quality and service. In each of the Company's markets, price competition and market coverage are particularly important because there is limited differentiation among competing product lines. The Company's recent investments in modernized, advanced manufacturing and data processing equipment, the extensive diversity of equipment in which the Company has invested, its marketing strategy and its distribution system contribute to its ability to compete primarily on the basis of performance, quality, style and service, rather than just price.

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

Trademarks

      The Company uses several trademarks that it considers important in the marketing of its products, including "Aladdin," "American Olean®," "Bigelow," "Custom Weave" "Dal-Tile®," "Durkan," "Galaxy," "Goodwin Weavers," "Helios®," "Home Source," "Horizon®," "Karastan®," "Lees®," "Mohawk®," "Mohawk Home," "Portico," "World®" and "WundaWeve®."

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

      During 2003, no single customer accounted for more than 10% of Mohawk's total net sales. The Company believes the loss of one or a few major customers would not have a material adverse effect on its business.

Employees

      As of March 2, 2004, the Company employed approximately 33,300 persons, of which approximately 635 of its employees in the United States and approximately 3,100 of its employees in Mexico are members of unions. Other than with respect to these employees, the Company is not a party to any collective bargaining agreements. Additionally, the Company has not experienced any strikes or work stoppages for over 20 years. The Company believes that its relations with its employees are good.

Available Information

      The Company's Internet address is http://mohawkind.com. The Company makes the following reports filed by it available, free of charge, on its website under the heading "Investor Information:"

  annual reports on Form 10-K;
  quarterly reports on Form 10-Q;
  current reports on Form 8-K; and
  amendments to the foregoing reports.

      The foregoing reports are made available on the Company's website as soon as practicable after they are filed with, or furnished to, the Securities and Exchange Commission ("SEC").

Item 2. Properties

      The Company owns a 47,500 square foot headquarters office in Calhoun, Georgia on an eight-acre site. The Company also owns a 2,089,000 square foot manufacturing facility located in Dalton, Georgia and a 1,464,597 square foot manufacturing facility located in Monterey, Mexico. The following table summarizes the Company's facilities both owned and leased for each segment in square feet:

	Mohawk Segment		Dal-Tile Segment
Primary Purpose	Owned	Leased	Owned	Leased
Manufacturing	8,573,139	1,363,092	4,510,601	22,000
Selling and Distribution	3,399,339	4,406,423	97,511	5,036,151
Other	948,855	216,016	147,930	36,000
Total	22,921,333	5,985,531	4,756,042	5,094,151

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

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders of the Company during the fourth quarter ended December 31, 2003.

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

	Mohawk
	Common Stock
	High	Low
2002
First quarter	$ 68.10	50.50
Second quarter	70.60	57.25
Third quarter	62.24	40.25
Fourth quarter	63.40	43.75

2003
First quarter	$ 59.38	41.00
Second quarter	63.04	47.65
Third quarter	75.75	55.25
Fourth quarter	75.48	67.07

2004
First quarter (through March 2, 2004)	84.16	68.77

      As of March  2, 2004, there were approximately 411 holders of record of Common Stock. The Company has not paid or declared any cash dividends on shares of its Common Stock since completing its initial public offering. The Company's policy is to retain all net earnings for the development of its business, and presently, it does not anticipate paying cash dividends on the Common Stock in the foreseeable future. The payment of future cash dividends will be at the sole discretion of the Board of Directors and will depend upon the Company's profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors.

Item 6. Selected Financial Data

      The following table sets forth the selected financial data of the Company for the periods indicated, which information is derived from the consolidated financial statements of the Company. On January 29, 1999, the Company acquired certain assets and assumed certain liabilities of Image Industries, Inc. ("Image"). The acquisition was recorded using the purchase method of accounting. On March 9, 1999, the Company acquired all of the outstanding capital stock of Durkan Patterned Carpets, Inc. ("Durkan") in exchange for approximately 3.1 million shares of the Company's common stock in a transaction recorded using the pooling-of-interests method of accounting. On November 14, 2000, the Company acquired certain fixed assets and inventory of Crown Crafts, Inc. ("Crown Crafts"). The acquisition was accounted for using the purchase method of accounting. On March 20, 2002, the Company acquired all the outstanding capital stock of Dal-Tile International Inc. ("Dal-Tile") in exchange for approximately of $1,469 million, consisting of approximately 12.9 million shares of the Company's common stock, options to purchase approximately 2.1 million shares of the Company's common stock and $718 million in cash. The acquisition was accounted for using the purchase method of accounting. On November 10, 2003, the Company acquired certain assets and assumed certain liabilities of the Lees Carpet division of Burlington Industries, Inc. ("Lees Carpet") for approximately $350 million in cash. The acquisition was recorded using the purchase method of accounting. All financial data have been restated to include the accounts and results of operations of Durkan. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and notes thereto included elsewhere herein.

	At or for the Years Ended December 31,
	2003	2002 (c)	2001	2000	1999
	(In thousands, except per share data)
Statement of earnings data:
Net sales	$ 5,005,053	4,522,336	3,445,945	3,404,034	3,211,575
Cost of sales	3,645,677	3,282,269	2,613,043	2,581,185	2,434,716
Gross profit	1,359,376	1,240,067	832,902	822,849	776,859
Selling, general and administrative
expenses	817,347	718,002	505,745	505,734	482,062
Class action legal settlement (a)	-	-	-	7,000	-
Operating income	542,029	522,065	327,157	310,115	294,797
Interest expense (b)	55,575	68,972	29,787	38,044	32,632
Other (income) expense, net	(1,980)	9,464	5,954	4,442	2,266
	53,595	78,436	35,741	42,486	34,898
Earnings before income taxes	488,434	443,629	291,416	267,629	259,899
Income taxes	178,285	159,140	102,824	105,030	102,660
Net earnings	$ 310,149	284,489	188,592	162,599	157,239

Basic earnings per share	$ 4.68	4.46	3.60	3.02	2.63
Weighted-average common shares
outstanding	66,251	63,723	52,418	53,769	59,730
Diluted earnings per share	$ 4.62	4.39	3.55	3.00	2.61
Weighted-average common and
dilutive potential common shares
outstanding	67,121	64,861	53,141	54,255	60,349

Balance sheet data:
Working capital	$ 646,483	640,846	449,361	427,192	560,057
Total assets	4,163,575	3,596,743	1,768,485	1,795,378	1,682,873
Long-term debt (including
current portion)	1,012,413	820,427	308,433	589,828	596,065
Stockholders' equity	2,297,801	1,982,879	948,551	754,360	692,546

(a)     The Company recorded a one-time charge of $7.0 million in 2000, reflecting the settlement of two class action lawsuits.

(b)     In December 2002, the Company discontinued hedge accounting for its interest rate swap. The impact of discontinuing the hedge was to increase interest expense by approximately $10.7 million.

(c)     In 2002, the Company adopted the provisions of Financial Accounting Standards Board SFAS No. 142 "Goodwill and Other Intangible Assets" which required the Company to cease amortizing goodwill and evaluate such goodwill and indefinite intangibles for impairment.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      The Company is the leading producer of floorcovering products for residential and commercial applications in the United States. The Company is the second largest carpet and rug manufacturer, and a leading manufacturer, marketer and distributor of ceramic tile and natural stone, in the United States. Annual floorcovering sales within the United States in 2002 were approximately $20.3 billion. The Company had annual net sales in 2003 in excess of $5.0 billion.

      The primary categories of the floorcovering industry include carpet and rugs (65%), ceramic tile (12%), vinyl and rubber (10%), hardwood (9%) and laminate (4%).  Compound average growth rates in units sold (measured in square yards) for all categories, except the vinyl and rubber category, for the period from 1992 through 2002 have met or exceeded the growth rate for both the gross domestic product of the United States and housing starts over the same period.  During this period, the compound average growth rate was 3.6% for carpet and rugs, 10.3% for ceramic tile, 1.3% for vinyl and rubber and 8.0% for hardwood.  Laminate, which is a relatively new product, experienced a compound average growth rate of 41.5% from 1996 through 2002.  Although beginning from a smaller base, the growth rates for hard floorcoverings may indicate increasing consumer preference for these products for certain applications.  In response to this increasing demand, the Company has increased its distribution of hard surface products, including ceramic tile, vinyl, hardwood and laminate. The acquisition of Dal-Tile provided a unique opportunity to help the Company achieve its strategic goal of becoming one of the world's leading floorcovering manufacturers and distributors.

      The Company continues to experience growth both internally and through acquisitions.

      On March 20, 2002, the Company acquired all of the outstanding capital stock of Dal-Tile, a leading manufacturer and distributor of ceramic tile in the United States, for approximately $1,469 million in stock and cash. The transaction was accounted for using the purchase method of accounting and, accordingly, the results of operations of Dal-Tile have been included in the Company's consolidated financial statements from March 20, 2002. The primary reason for the acquisition was to expand the Company's presence in the ceramic tile and stone markets.

      On November 10, 2003, the Company acquired the assets and assumed certain liabilities of the commercial carpet division of Burlington Industries, Inc., known as Lees Carpet, from W.L. Ross & Company for approximately $350 million in cash. The results of operations for Lees Carpet have been included with the Mohawk segment results and in the Company's consolidated financial statements since that date. The primary reason for the acquisition was to expand the Company's presence in the commercial carpet market.

      The Company has two operating segments, the Mohawk segment and the Dal-Tile segment. The Mohawk segment sells and distributes its product lines, which include broadloom carpet, rugs, pad, ceramic tile, hardwood, vinyl and laminate through independent floor covering retailers, home centers, mass merchandisers, department stores, commercial dealers and commercial end users. The Dal-Tile segment product lines include ceramic tile, porcelain tile and stone products sold through company-operated sales service centers, independent distributors and home centers.

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

      The Company makes estimates and assumptions when preparing financial statements. These estimates and assumptions affect various matters, including:

  reported amounts of assets and liabilities in the Company's Consolidated Balance Sheets at the dates of the financial statements, disclosure of contingent assets and liabilities at the dates of the financial statements, and reported amounts of revenues and expenses in the Company's Consolidated Statements of Earnings during the reporting periods. These estimates involve judgments with respect to, among other things, future economic factors that are difficult to predict and are beyond management's control. As a result, actual amounts could differ from these estimates.

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

      The Company believes the following accounting policies require it to use judgments and estimates in preparing its consolidated financial statements and could represent critical accounting policies as defined by the SEC. The Company discusses its significant accounting policies, including those that do not require management to make difficult, subjective, or complex judgments or estimates, in Note 1 to the Consolidated Financial Statements.

  Accounts receivable and revenue recognition. Revenues are recognized when goods are shipped and legal title passes to the customer. The Company provides allowances for expected cash discounts, returns, claims and doubtful accounts based upon historical bad debt and claims experience and periodic evaluation of specific customer accounts and the aging of accounts receivable. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.
  Inventories are stated at the lower of cost or market (net realizable value). Cost is determined using the last-in, first-out method (LIFO) predominantly within the Mohawk segment, which matches current costs with current revenues, and the first-in, first-out method (FIFO), which is used to value inventory within the Dal-Tile segment. Inventories on hand are compared against anticipated future usage, which is a function of historical usage and anticipated future selling price, in order to evaluate obsolescence, excessive quantities, and expected sales below cost. Actual results could differ from assumptions used to value obsolete, excessive inventory or inventory expected to be sold below cost and additional reserves may be required.
  Goodwill and indefinite life intangible assets are subject to annual impairment testing. The impairment tests are based on determining the fair value of the specified reporting units and indefinite life intangible assets based on management judgments and assumptions using estimated future cash flows. These judgments and assumptions could materially change the value of the specified reporting units and indefinite life intangible assets and, therefore, could materially impact the Company's consolidated financial statements.
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

Results of Operations

      Following are the results of operations for the last three years:

	At or for the Years Ended December 31,
	2003		2002		2001
	(In thousands)
Statement of earnings data:
Net sales	$ 5,005,053	100.0%	4,522,336	100.0%	3,445,945	100.0%
Cost of sales	3,645,677	72.8%	3,282,269	72.6%	2,613,043	75.8%
Gross profit	1,359,376	27.2%	1,240,067	27.4%	832,902	24.2%
Selling, general and administrative
expenses	817,347	16.3%	718,002	15.9%	505,745	14.7%
Operating income	542,029	10.9%	522,065	11.5%	327,157	9.5%
Interest expense	55,575	1.1%	68,972	1.5%	29,787	0.9%
Other (income) expense, net	(1,980)	0.0%	9,464	0.2%	5,954	0.2%
	53,595	1.1%	78,436	1.7%	35,741	1.1%
Earnings before income taxes	488,434	9.8%	443,629	9.8%	291,416	8.4%
Income taxes	178,285	3.6%	159,140	3.5%	102,824	3.0%
Net earnings	$ 310,149	6.2%	284,489	6.3%	188,592	5.4%

      During 2003, specifically the first half of 2003, the Company and industry performance as a whole was impacted negatively by the overall weak conditions in the U.S. economy and cautious consumer and commercial spending. The Company believes that the residential replacement business is recovering in response to improved economic conditions. The Company believes that the commercial business is also beginning to show signs of improvement at certain price points and anticipates the higher end business will improve later in 2004. The Company is implementing a price increase in both the Mohawk and Dal-Tile segment during the first quarter of 2004 to compensate for increased raw material prices resulting from higher oil and natural gas prices and higher import prices.

Year Ended December 31, 2003, as Compared with Year Ended December 31, 2002

      Net sales for the year ended December 31, 2003, were $5,005.1 million, reflecting an increase of $482.7 million, or approximately 10.7%, over the $4,522.3 million reported in the year ended December 31, 2002. The increased net sales were attributable to the acquisition of Dal-Tile and Lees Carpet and internal growth. The Mohawk segment recorded net sales of $3,736.5 million in 2003 compared to $3,624.2 million in 2002, representing an increase of $112.4 million or approximately 3.1%. The growth was attributable to the Lees Carpet acquisition and internal growth of product lines. The Dal-Tile segment recorded net sales of $1,268.5 million in 2003, reflecting an increase of $370.4 million or 41.2%, over the $898.2 million reported in the year ended December 31, 2002. The Dal-Tile results are not included in the Company's consolidated financial statements prior to the March 20, 2002, acquisition. However, when the Dal-Tile net sales for the year ended December 31, 2003, are compared to the Dal-Tile pro forma net sales of $1,134.2 million for the year ended December 31, 2002 (derived by combining Dal-Tile net sales of $236.0 million prior to the March 20, 2002, acquisition date, after reclassifications to conform to Mohawk's presentation, with reported Dal-Tile net sales of $898.2 million for the period ending December 31, 2002), an increase of approximately 11.8% for the period was realized. The growth was primarily attributable to growth within residential products. The Company believes this pro forma net sales information will be useful to investors because it allows investors to compare the results of the two periods.

      Quarterly net sales and the percentage changes in net sales by quarter for 2003 versus 2002 were as follows (dollars in thousands):

	2003	2002	Change
First quarter	$ 1,084,715	866,710	25.2%
Second quarter	1,247,181	1,227,747	1.6
Third quarter	1,303,166	1,224,403	6.4
Fourth quarter	1,369,991	1,203,476	13.8
Total year	$ 5,005,053	4,522,336	10.7%

      Gross profit was $1,359.4 million (27.2% of net sales) for 2003 and $1,240.1 million (27.4% of net sales) for 2002. The reduction in percentage was primarily attributable to a change in the selling mix, increased raw material prices resulting from higher oil and natural gas prices, higher import prices and start up costs related to the new Dal-Tile manufacturing facility.

      Selling, general and administrative expenses for 2003 were $817.3 million (16.3% of net sales) compared to $718.0 million (15.9% of net sales) for 2002. The increased percentage was primarily attributable to the acquisition of Dal-Tile, which has higher selling, general and administrative expenses.

      Operating income for 2003 was $542.0 million (10.9% of net sales) compared to $522.1 million (11.5% of net sales) in 2002. Operating income attributable to the Mohawk segment was $364.0 million (9.7% of segment net sales) in 2003 compared to $390.9 million (10.8% of segment net sales) in 2002. The percentage decrease in operating income was attributable to the higher costs associated with oil and natural gas prices and a change in the selling mix. Operating income attributable to the Dal-Tile segment was $187.2 million (14.8% of segment net sales) in 2003, compared to $139.9 million (15.6% of segment net sales) in 2002. The decrease in operating income as a percentage of net sales is primarily attributable to a change in product mix, higher import prices and start up costs of a new manufacturing facility. On a pro forma combined basis, the Dal-Tile segment operating income was $171.7 million (15.1% of pro forma segment net sales) for 2002 (derived by combining Dal-Tile operating income of $31.8 million prior to the March 20, 2002 acquisition, after reclassifications to conform to Mohawk's presentation, with reported Dal-Tile operating income of $139.9 million for the period ended December 31, 2002). The Company believes that presentation of this pro forma combined operating income information will be useful to investors because it allows investors to compare the results between the two periods.

      Interest expense for 2003 was $55.6 million compared to $69.0 million in 2002.  The decrease in interest expense was attributable to lower average debt levels during 2003 when compared to 2002, offset by an increase in the average borrowing rate due to a change in the mix of fixed and variable rate debt in 2003 when compared to 2002. Additionally, interest expense for 2002 included $10.7 million related to the write-off of an interest rate swap previously accounted for as a cash flow hedge.

      Income tax expense was $178.3 million, or 36.5% of earnings before income taxes for 2003 compared to $159.1 million, or 35.9% of earnings before income taxes for 2002. The change in tax rate resulted from the use of fewer available tax credits in 2003 when compared to 2002.

Year Ended December 31, 2002, as Compared with Year Ended December 31, 2001

      Net sales for the year ended December 31, 2002, were $4,522.3 million, reflecting an increase of $1,076.4 million, or approximately 31.2%, over the $3,445.9 million reported in the year ended December 31, 2001. The increased net sales were attributable to the Dal-Tile acquisition and internal growth of the Mohawk segment product lines. The Mohawk segment recorded net sales of $3,624.2 million in 2002 compared to $3,445.9 million in 2001, representing an increase of $178.2 million or approximately 5.2%. The growth was attributable to all segment product lines. Since the completion of the Dal-Tile acquisition, the Dal-Tile segment recorded net sales of $898.2 million in 2002. On a pro forma combined basis, the Dal-Tile segment net sales were $1,134.2 million (derived by combining Dal-Tile net sales of $236.0 million prior to the March 20, 2002 acquisition date, after reclassifications to conform to Mohawk's presentation, with reported Dal-Tile net sales of $898.2 million for the period ending December 31, 2002) for 2002. This compares to Dal-Tile net sales of $1,036.8 million

(derived from net sales prior to the March 20, 2002 acquisition) for 2001, resulting in an increase of approximately 9.4% for the period. The growth was primarily attributable to growth within residential products. The Company believes this pro forma net sales information will be useful to investors because it allows investors to compare the results of the two periods.

      Quarterly net sales and the percentage changes in net sales by quarter for 2002 versus 2001 were as follows (dollars in thousands):

	2002	2001	Change
First quarter	$ 866,710	777,339	11.5%
Second quarter	1,227,747	864,958	41.9
Third quarter	1,224,403	907,850	34.9
Fourth quarter	1,203,476	895,798	34.3
Total year	$ 4,522,336	3,445,945	31.2%

      Gross profit was $1,240.1 million (27.4% of net sales) for 2002 and $832.9 million (24.2% of net sales) for 2001. Gross profit as a percentage of net sales in 2002 was favorably impacted when compared to 2001 by Dal-Tile's higher gross profit percentage and improved manufacturing efficiencies within the Mohawk segment.

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

      Operating income for 2002 was $522.1 million (11.5% of net sales) compared to $327.2 million (9.5% of net sales) in 2001. Operating income attributable to the Mohawk segment was $390.9 million (10.8% of segment net sales) in 2002 compared to $336.7 million (9.8% of segment net sales) in 2001. Operating income attributable to the Dal-Tile segment was $139.9 million (15.6% of segment net sales) in 2002. On a pro forma combined basis, the Dal-Tile segment operating income was $171.7 million (15.1% of pro forma segment net sales) for 2002 (derived by combining Dal-Tile operating income of $31.8 million prior to the March 20, 2002 acquisition, after reclassifications to conform to Mohawk's presentation, with reported Dal-Tile operating income of $139.9 million for the period ended December 31, 2002). This compares to Dal-Tile operating income of $154.6 million (14.9% of Dal-Tile net sales) for 2001. The Company believes that presentation of this pro forma combined operating income information will be useful to investors because it allows investors to compare the results between the two periods.

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

      The level of accounts receivable increased from $501.1 million at the beginning of 2003 to $573.5 million at December 31, 2003.  The $72.4 million increase was primarily attributable to the acquisition of Lees Carpet and internal sales growth.  Inventories increased from $678.0 million at the beginning of 2003 to $832.4 million at December 31, 2003, due primarily to building inventory for hard surface product categories within the Mohawk and Dal-Tile segments and the acquisition of Lees Carpet.

      The outstanding checks in excess of cash represent trade payables checks that have not yet cleared the bank. When the checks clear the bank, they are funded by the revolving credit facility. This policy does not impact any liquid assets on the consolidated balance sheets.

      Excluding acquisitions, capital expenditures totaled $114.6 million during 2003. The capital expenditures made during 2003 were incurred primarily to modernize and expand manufacturing facilities and equipment.  The Company's capital projects are primarily focused on increasing capacity, improving productivity and reducing costs.  Capital expenditures, including $1,101.8 million for acquisitions, have totaled $1,381.2 million over the past three years. The Company's capital spending during 2004, excluding acquisitions, is expected to range from $140 million to $160 million, and will be used primarily to purchase equipment to increase production capacity and productivity.

      On September 30, 2003, the Company entered into a new revolving line of credit agreement providing up to $300 million with interest rates of either (i) LIBOR plus 0.4% to 1.5%, depending upon the Company's performance measured against certain financial ratios, or (ii) the base rate plus 0-0.6% depending upon the Company's performance measured against certain financial ratios. The new facility replaces a $450 million facility that was due to expire in January 2004. The facility is comprised of two tranches, a $200 million tranche expiring in September 2008 and a $100 million tranche expiring in September 2004. The  $100 million tranche of the facility is renewable annually. The credit agreement contains customary financial and other covenants.  The Company must pay an annual facility fee ranging from .15% to .50% of the total credit commitment, depending upon the Company's performance measured against specific coverage ratios, under the revolving credit line. Additionally, at December 31, 2003, the Company had credit facilities of $300 million under its revolving credit facility and $50 million under various short-term uncommitted credit lines. At December 31, 2003, a total of $237.3 million was unused under the combined revolving credit facility and uncommitted credit lines. The revolving credit facility and uncommitted lines of credit are unsecured.

      In connection with the Dal-Tile acquisition during 2002, the Company entered into a 364-day term loan facility (the "Bridge Facility") to finance a portion of the acquisition. On April 2, 2002, the Company sold $300 million of its 6.50% senior notes due 2007, Series A and $400 million of its 7.20% senior notes due 2012, Series B through institutional private placements and used the proceeds to repay outstanding indebtedness of approximately $601 million under the Bridge Facility and approximately $90 million under the Company's revolving credit facility. On June 13, 2002, the Company exchanged $295 million of its registered 6.50% senior notes due 2007, Series C for an equal amount of its Series A senior notes and $397.8 million of its registered 7.20% senior notes due 2012, Series D for an equal amount of its Series B senior notes. Interest on each series is payable semiannually.

      On August 4, 2003, the Company entered into an on-balance sheet trade accounts receivable securitization agreement ("Securitization Facility") replacing two previous facilities that were due to expire in October 2003. The Securitization Facility allows the Company to borrow up to $350 million based on available accounts receivable. The Company sells, on a non-recourse revolving basis, its accounts receivable to a special purpose entity, which in turn obtains loan advances that are secured by the receivable pool from a third-party commercial paper conduit sponsored by financial institutions. The Securitization Facility is subject to annual renewal. At December 31, 2003, the Company had approximately $182 million outstanding secured by approximately $649.0 million of trade receivables.

      The Company's Board of Directors has authorized the repurchase of up to 15 million shares of its outstanding common stock. For the year ended December 31, 2003, a total of approximately 593,000 shares of the Company's common stock were purchased at an aggregate cost of approximately $27.8 million. Since the inception of the program, a total of approximately 11 million shares have been repurchased at an aggregate cost of approximately $293.1 million. All of these repurchases have been financed through the Company's operations and banking arrangements.

      The Company believes that the combined total of the revolving credit facility, short-term uncommitted credit lines and the Securitization Facility of $700 million is adequate to support its capital and working capital requirements.

      The following is a summary of the Company's future minimum payments under contractual obligations as of December 31, 2003 (in thousands):

	Payments due by period
	2004	2005	2006	2007	2008	Thereafter	Total
Long-term debt	$ 248,795	9,445	6,500	300,000	-	447,673	1,012,413
Operating leases	72,857	57,202	44,517	31,183	22,602	45,363	273,724
Purchase commitments (1)	66,481	48,968	48,000	48,000	48,000	-	259,449
	$ 388,133	115,615	99,017	379,183	70,602	493,036	1,545,586

(1) Includes commitments for natural gas and foreign currency and fiber purchases.

Recent Accounting Pronouncements

            In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," which addresses consolidation by business enterprises of variable interest entities ("VIEs") either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB issued modifications to FIN 46 ("Revised Interpretations") resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than the first quarter of 2004. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations. Non-Special Purpose Entities created prior to February 1, 2003, should be accounted for under the revised interpretation's provisions no later than the first quarter of fiscal 2004. The Company has adopted FIN 46, which did not have, and the Company does not expect the Revised Interpretations to have, a material impact on the Company's consolidated financial statements.

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

Certain Factors affecting the Company's Performance

      In addition to the other information provided in this Annual Report on Form 10-K, the following risk factors should be considered when evaluating an investment in shares of Common Stock.

      If any of the events described in these risks were to occur, it could have a material adverse effect on the Company's business, financial condition and results of operations.

The floorcovering industry is cyclical and prolonged declines in residential or commercial construction activity could have a material adverse effect on the Company's business.

      The U.S. floorcovering industry is highly dependent on residential and commercial construction activity, including new construction as well as remodeling which are cyclical in nature. A prolonged decline in residential or commercial construction activity could have a material adverse effect on the Company's business.

      The U.S. construction industry has experienced significant downturns in the past, which have adversely affected suppliers to the industry. The industry could experience similar downturns in the future, which could have a negative impact on the Company's business.

The Company faces intense competition in its industry, which could decrease demand for its products and could have a material adverse effect on its profitability.

      The industry is highly competitive. The Company faces competition from a large number of manufacturers and independent distributors. Some of its competitors may be larger and have greater resources and access to capital.  Maintaining the Company's competitive position may require: substantial investments in its product development efforts, manufacturing facilities, distribution network and sales and marketing activities. Competitive pressures may also result in decreased demand for its products.  Any of these factors could have a material adverse effect on the Company.

A failure to identify suitable acquisition candidates, to complete acquisitions and to integrate successfully the acquired operations could have a material adverse effect on the Company's business.

      As part of its business strategy, the Company intends to pursue acquisitions of complementary businesses.  Although it regularly evaluates acquisition opportunities, it may not be able to successfully identify suitable acquisition candidates; obtain sufficient financing on acceptable terms to fund acquisitions; complete acquisitions; or profitably manage acquired businesses.

      Acquired operations may not achieve expected performance levels and may involve a number of special risks, including among others an inability to successfully integrate acquired operations and the diversion of management resources.

The Company may be unable to obtain raw materials on a timely basis, which could have a material adverse effect on its business.

      The principal raw materials used in the Company's manufacturing operations include: nylon fiber and polypropylene resin, which are used exclusively in its carpet and rug business; talc, clay, nepheline syenite and various glazes, including frit (ground glass), zircon and stains, which are used exclusively in its ceramic tile business and other materials. The Company has a single source supplier for all of its nepheline syenite requirements.  An extended interruption in the supply of these or other raw materials used in the Company's business or in the supply of suitable substitute materials would disrupt the Company's operations, which could have a material adverse effect on its business.

The Company may be unable to pass on to its customers increases in the costs of raw materials and energy, which could have a material adverse effect on its profitability.

      The prices of raw materials and natural gas vary with market conditions. Although the Company generally attempts to pass on increases in the costs of raw materials and natural gas to its customers, the Company's ability to do so is, dependent upon the rate and magnitude of any increase, competitive pressures and market conditions for its products.  There have been in the past, and may be in the future, periods of time during which increases in these costs cannot be recovered.  During such periods of time, there could be a material adverse effect on the Company's profitability.

The Company has been, and in the future may be subject to claims and liabilities under environmental, health and safety laws and regulations, which could be significant.

      The Company's operations are subject to various environmental, health and safety laws and regulations, including those governing air emissions, wastewater discharges, and the use, storage, treatment and disposal of hazardous materials.  The applicable requirements under these laws are subject to amendment, to the imposition of new or additional requirements and to changing interpretations of agencies or courts. The Company could incur material expenditures to comply with new or existing regulations, including fines and penalties.

      The nature of the Company's operations, including the potential discovery of presently unknown environmental conditions, exposes the Company to the risk of claims under environmental, health and safety laws and regulations. The Company could incur material costs or liabilities in connection with such claims.

Changes in international trade laws and in the business, political and regulatory environment in Mexico could have a material adverse effect on the Company's business.

      The Company's Monterrey, Mexico manufacturing facility represents a significant portion of the Company's total manufacturing capacity for ceramic tile. Accordingly, an event that has a material adverse impact on the Company's Mexican operations could have a material adverse effect on the tile operations as a whole. The business, regulatory and political environments in Mexico differ from those in the United States, and the Company's Mexican operations are exposed to legal, currency, tax, political, and economic risks, specific to Mexico.

The Company could face increased competition as a result of the General Agreement on Tariffs and Trade ("GATT") and the North American Free Trade Agreement ("NAFTA").

      The Company is uncertain what effect reduced import duties under GATT may have on its operations, although these reduced rates may stimulate additional competition from manufacturers that export ceramic tile to the United States.

      Although NAFTA lowers the tariffs imposed on the Company's ceramic tile manufactured in Mexico and sold in the United States and will eliminate such tariffs entirely on January 1, 2008, it may also stimulate competition in the United States and Canada from manufacturers located in Mexico.

Forward-Looking Information

       Certain of the statements in this Annual Report on Form 10-K, particularly anticipating of future performance, business prospects, growth and operating strategies, proposed acquisitions, and similar matters, and those that include the words "believes," "anticipates," "forecast," "estimates" or similar expressions constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended.  For those statements, Mohawk claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. There can be no assurance that the forward-looking statements will be accurate because they are based on many assumptions, which involve risks and uncertainties. The following important factors could cause future results to differ: changes in industry conditions; competition; raw material prices; timing and level of capital expenditures; integration of acquisitions; introduction of new products; rationalization of operations; and other risks identified in Mohawk's SEC reports and public announcements.

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

      The Company has designated the natural gas futures contracts as cash flow hedges. The outstanding contracts are valued at market with the offset going to other comprehensive income, net of applicable income taxes and any hedge ineffectiveness. Any gain or loss is recognized in cost of goods sold in the same period or periods during which the hedged transaction affects earnings.  At December 31, 2003, the Company had natural gas contracts that mature from January 2004 to December 2004 with an aggregate notional amount of approximately 3.9 million MMBTU's. The fair value of these contracts was an asset of $3.6 million. At December 31, 2002, the Company had natural gas contracts outstanding with a notional amount of approximately 1.4 million MMBTU's. The fair value of these contracts was an asset of $1.9 million. The offset to these assets is recorded in other comprehensive income, net of applicable income taxes.

      The Company's natural gas long-term supply agreements are accounted for under the normal purchases provision within SFAS No. 133 and its amendments. At December 31, 2003, the Company has normal purchase commitments of approximately 3.1 million MMBTU's for periods maturing from January 2004 through September 2005. The contracted value of these commitments was approximately $13.8 million and the fair value of these commitments was approximately $17.0 million, at December 31, 2003. At December 31, 2002, the Company had normal purchase commitments of approximately 4.6 million MMBTU's. The contracted value of these commitments was approximately $17.4 million and the fair value of these commitments was approximately $19.7 million.

Foreign Currency Rate Management

      The Company enters into foreign exchange forward contracts to hedge costs associated with its operations in Mexico. The objective of these transactions is to reduce volatility of exchange rates where these operations are located by fixing a portion of their costs in U.S. currency. Gains and losses are recognized in cost of goods sold in the same period or periods during which the hedged transaction affects earnings. Accordingly, these contracts have been designated as cash flow hedges. The Company had forward contracts to purchase approximately 145.3 million and 357.5 million Mexican pesos at December 31, 2003 and 2002, respectively. The aggregate U.S. Dollar value of these contracts at December 31, 2003 and 2002 was approximately $12.7 million and $34,581, respectively. The contracts are marked to market in other current liabilities with the offset to other comprehensive income, net of applicable income taxes. Unrealized losses at December 31, 2003 and 2002 respectively, were not significant.

Interest Rate Management

      In 2002, the Company determined that its $100 million interest rate swap was ineffective. Consequently, the $10.7 million unrealized loss associated with the swap was recorded as a realized loss in interest expense during the fourth quarter of 2002. The Company continues to carry the liability on its consolidated balance sheets and the interest rate swap is marked to market at the end of each reporting period. The change in fair value for the year ended December 31, 2003 was not significant.

Item 8. Consolidated Financial Statements and Supplementary Data

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders

Mohawk Industries, Inc.:

      We have audited the consolidated financial statements of Mohawk Industries, Inc. and subsidiaries as listed in the accompanying index.  In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in Item 15(a)2. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mohawk Industries, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

      As discussed in notes 1 and 5 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002.

                                                                                                     /s/: KPMG  LLP
                                                                                                            KPMG LLP

Atlanta, Georgia
February 5, 2004

MOHAWK INDUSTRIES, INC.  AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2003 and 2002

(In thousands, except per share data)

ASSETS	2003	2002
Current assets:
Receivables	$ 573,500	501,129
Inventories	832,415	678,008
Prepaid expenses	43,043	37,368
Deferred income taxes	84,260	82,074
Total current assets	1,533,218	1,298,579
Property, plant and equipment, net .	919,085	855,324
Goodwill	1,368,700	1,277,453
Other intangible assets	325,339	146,700
Other assets	17,233	18,687
	$ 4,163,575	3,596,743

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 248,795	27,427
Accounts payable and accrued expenses	637,940	630,306
Total current liabilities	886,735	657,733
Deferred income taxes	183,669	145,973
Long-term debt, less current portion	763,618	793,000
Other long-term liabilities	31,752	17,158
Total liabilities	1,865,774	1,613,864

Stockholders' equity:
Preferred stock, $.01 par value; 60 shares authorized;
no shares issued	-	-
Common stock, $.01 par value; 150,000 shares authorized; 77,050
and 76,371 shares issued in 2003 and 2002, respectively	770	763
Additional paid-in capital	1,035,733	1,006,550
Retained earnings	1,541,761	1,231,612
Accumulated other comprehensive income	2,313	1,126
	2,580,577	2,240,051
Less treasury stock at cost; 10,515 and 10,006 shares in 2003
and 2002, respectively	282,776	257,172
Total stockholders' equity	2,297,801	1,982,879
Commitments and contingencies (Note 14)
	$ 4,163,575	3,596,743

See accompanying notes to consolidated financial statements.

MOHAWK INDUSTRIES, INC.  AND SUBSIDIARIES

Consolidated Statements of Earnings
Years Ended December 31, 2003, 2002 and 2001

(In thousands, except per share data)

	2003	2002	2001
Net sales	$ 5,005,053	4,522,336	3,445,945
Cost of sales	3,645,677	3,282,269	2,613,043
Gross profit	1,359,376	1,240,067	832,902
Selling, general and administrative expenses	817,347	718,002	505,745
Operating income	542,029	522,065	327,157
Other expense (income):
Interest expense	55,575	68,972	29,787
Other expense	6,252	13,455	7,780
Other income	(8,232)	(3,991)	(1,826)
	53,595	78,436	35,741
Earnings before income taxes	488,434	443,629	291,416
Income taxes	178,285	159,140	102,824
Net earnings	$ 310,149	284,489	188,592

Basic earnings per share	$ 4.68	4.46	3.60

Weighted-average common shares outstanding	66,251	63,723	52,418

Diluted earnings per share	$ 4.62	4.39	3.55

Weighted-average common and dilutive potential
common shares outstanding	67,121	64,861	53,141

See accompanying notes to consolidated financial statements.

MOHAWK INDUSTRIES, INC.  AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity and Comprehensive Income
Years Ended December 31, 2003,  2002 and 2001

(In thousands)

					Accumulated
			Additional		other		Total
	Common stock		paid-in	Retained	comprehensive	Treasury	stockholders'
	Shares	Amount	capital	earnings	income (loss)	stock	equity
Balances at December 31, 2000	60,838	$ 608	183,303	758,531	-	(188,082)	754,360
Stock options exercised	570	6	9,097	-	-	-	9,103
Purchase of treasury stock	-	-	-	-	-	(8,159)	(8,159)
Grant to employee profit sharing plan	-	-	-	-	-	2,500	2,500
Grant to executive incentive plan	-	-	-	-	-	145	145
Tax benefit from exercise of stock
options	-	-	4,847	-	-	-	4,847
Comprehensive Income:
Unrealized loss on hedge instruments
net of taxes	-	-	-	-	(2,837)	-	(2,837)
Net earnings	-	-	-	188,592	-	-	188,592
Total Comprehensive Income							185,755
Balances at December 31, 2001	61,408	614	197,247	947,123	(2,837)	(193,596)	948,551
Stock options exercised	2,056	20	50,165	-	-	-	50,185
Purchase of Dal-Tile	12,907	129	750,558	-	-	-	750,687
Purchase of treasury stock	-	-	-	-	-	(64,034)	(64,034)
Grant to employee profit sharing plan	-	-	3,040	-	-	282	3,322
Grant to executive incentive plan	-	-	77	-	-	176	253
Tax benefit from exercise of stock
options	-	-	5,463	-	-	-	5,463
Comprehensive Income:
Discontinued hedge on
interest rate swap	-	-	-	-	6,768	-	6,768
Unrealized loss on hedge instruments
net of taxes	-	-	-	-	(2,805)	-	(2,805)
Net earnings	-	-	-	284,489	-	-	284,489
Total Comprehensive Income							288,452
Balances at December 31, 2002	76,371	763	1,006,550	1,231,612	1,126	(257,172)	1,982,879
Stock options exercised	679	7	18,283	-	-	-	18,290
Purchase of treasury stock	-	-	-	-	-	(27,839)	(27,839)
Grant to employee profit sharing plan	-	-	2,080	-	-	1,929	4,009
Grant to executive incentive plan.	-	-	63	-	-	306	369
Tax benefit from exercise of stock
options	-	-	8,757	-	-	-	8,757
Comprehensive Income:
Currency translation adjustment	-	-	-	-	47	-	47
Unrealized gain on hedge instruments
net of taxes	-	-	-	-	1,140	-	1,140
Net earnings	-	-	-	310,149	-	-	310,149
Total Comprehensive Income							311,336
Balances at December 31, 2003	77,050	$ 770	1,035,733	1,541,761	2,313	(282,776)	2,297,801

See accompanying notes to consolidated financial statements.

MOHAWK INDUSTRIES, INC.  AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years Ended December 31, 2003,  2002 and 2001

(In thousands)

	2003	2002	2001
Cash flows from operating activities:
Net earnings	$ 310,149	284,489	188,592
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	106,615	101,942	84,167
Deferred income taxes	34,775	33,712	5,563
Tax benefit on stock options exercised	8,757	5,463	4,847
Loss on sale of property, plant and equipment	3,267	2,762	2,910
Changes in assets and liabilities, net of
effects of acquisitions:
Receivables	(47,443)	34,657	(46,066)
Inventories	(104,964)	(15,215)	43,190
Accounts payable and accrued expenses	(2,769)	105,464	48,754
Other assets and prepaid expenses	(5,592)	(13,111)	(811)
Other liabilities	6,595	9,347	101
Net cash provided by operating activities	309,390	549,510	331,247
Cash flows from investing activities:
Additions to property, plant and equipment	(114,631)	(111,934)	(52,913)
Acquisitions	(384,121)	(717,638)	-
Net cash used in investing activities	(498,752)	(829,572)	(52,913)
Cash flows from financing activities:
Net change in revolving line of credit	37,299	(29,491)	(181,964)
Proceeds from issuance of senior notes	-	700,000	-
Proceeds from bridge credit facility	-	600,000	-
Repayment of bridge credit facility	-	(600,000)	-
Net change in asset securitizations	182,000	(125,000)	(66,104)
Payments on term loans	(26,492)	(32,208)	(32,212)
Redemption of acquisition indebtedness	-	(202,564)	-
Industrial revenue bonds and other,
net of payments	(821)	(1,307)	(1,115)
Change in outstanding checks in excess of cash	6,925	(15,519)	2,117
Acquisition of treasury stock	(27,839)	(64,034)	(8,159)
Common stock transactions	18,290	50,185	9,103
Net cash provided by (used in) financing activities	189,362	280,062	(278,334)
Net change in cash	-	-	-
Cash, beginning of year	-	-	-
Cash, end of year	$ -	-	-

See accompanying notes to consolidated financial statements.

MOHAWK INDUSTRIES, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2003,  2002 and 2001

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

      Revenues are recognized when goods are shipped, which is when the legal title passes to the customer. The Company provides allowances for expected cash discounts, returns, claims and doubtful accounts based upon historical bad debt and claims experience and periodic evaluations of specific customer accounts and the aging of the accounts receivable.

(c) Inventories

      Inventories are stated at the lower of cost or market (net realizable value).  Cost is determined using the last-in, first-out (LIFO) method, which matches current costs with current revenues, for substantially all inventories within the Mohawk segment and the first-in, first-out (FIFO) method for the Dal-Tile segment inventories.

(d) Property, Plant and Equipment

      Property, plant and equipment are stated at cost, including capitalized interest.  Depreciation is calculated on a straight-line basis over the estimated remaining useful lives, which are 35 years for buildings and improvements, 15 years for extrusion equipment, 10 years for tufting equipment, the shorter of the estimated useful life or life of the lease for leasehold improvements, five years for vehicles and seven years for other equipment and furniture and fixtures.

(e) Goodwill and Other Intangible Assets

      In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" the Company tests goodwill and other intangible assets with indefinite lives for impairment on an annual basis (or on an interim basis if an event occurs that might reduce the fair value of the reporting unit below its carrying value). The Company conducts testing for impairment during the fourth quarter of its fiscal year. Intangible assets that do not have indefinite lives are amortized based on weighted average lives.

MOHAWK INDUSTRIES, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(f) Income Taxes

      Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(g) Financial Instruments

      The Company's financial instruments consist primarily of receivables, accounts payable, accrued expenses and long-term debt.  The carrying amount of receivables, accounts payable and accrued expenses approximates their fair value because of the short-term maturity of such instruments.  Interest rates that are currently available to the Company for issuance of long-term debt with similar terms and remaining maturities are used to estimate the fair value of the Company's long-term debt.  The estimated fair value of the Company's long-term debt at December 31, 2003 and 2002 was $1,095,590 and $894,462, compared to a carrying amount of $1,012,413 and $820,427, respectively.

(h) Derivative Instruments

      Effective January 1, 2001, the Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") and its amendments which require the Company to recognize all derivatives on the consolidated balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in its fair value are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company engages in activities that expose it to market risks, including the effects of changes in interest rates, exchange rates and changes in natural gas prices. Financial exposures are managed as an integral part of the Company's risk management program, which seeks to reduce the potentially adverse effect that the volatility of the interest rate, exchange rate and natural gas markets may have on operating results. The Company does not regularly engage in speculative transactions, nor does it regularly hold or issue financial instruments for trading purposes. There was no impact on the consolidated financial statements upon adoption of SFAS No. 133.

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

(i) Shipping and Handling

      Costs related to shipping and handling are included in cost of sales for all periods presented.

MOHAWK INDUSTRIES, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(j) Advertising Costs and Vendor Consideration

      Advertising and promotion expenses are charged to earnings during the period in which they are incurred.  Advertising and promotion expenses included in selling, administrative and general expenses were $26,990 in 2003, $31,829 in 2002 and $28,845 in 2001.

      In 2001, the EITF reached consensus on Issue No. 01-09 "Accounting for Consideration Given by a Vendor to a Customer" ("EITF 01-09"). This issuance provides guidance primarily on income statement classification of consideration from a vendor to a purchaser of the vendor's products. Generally, cash consideration is to be classified as a reduction of net sales, unless specific criteria are met regarding goods or services that the vendor may receive in return for this consideration. The Company makes various payments to customers, including slotting fees, advertising allowances, buy-downs and co-op advertising. All of these payments reduce gross sales with the exception of co-op advertising. Co-op advertising is classified as a selling, general and administrative expense. Co-op advertising expenses, a component of advertising and promotion expenses, were $9,355 in 2003, $14,090 in 2002 and $11,803 in 2001.

(k) Impairment of Long-Lived Assets

      In 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The adoption of SFAS No. 144 did not affect the Company's financial statements. SFAS No. 144 replaced SFAS No. 121, "Accounting for the Impairment of Long Lived Assets to be disposed of." SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets including discontinued operations.  In accordance with SFAS No. 144, long-lived assets and intangibles subject to amortization are reviewed for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the carrying amount of the asset exceeds the expected undiscounted cash flows of the asset, an impairment charge is recognized equal to the amount by which the carrying amount exceeds the expected undiscounted cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less estimated costs of disposal and are no longer depreciated.

(l) Foreign Currency Translation

      The Company's subsidiaries that operate outside the United States use their local currency as the functional currency, with the exception of operations carried out in Mexico, in which case the functional currency is the U.S. dollar. Other than Mexico, the functional currency is translated into U.S. dollars for balance sheet accounts using the month end rates in effect as of the balance sheet date and average exchange rate for revenue and expense accounts for each respective period. The translation adjustments are deferred as a separate component of shareholders' equity, within other comprehensive income. Gains or losses resulting from transactions denominated in foreign currencies are included in other income or expense, within the consolidated statements of earnings. The assets and liabilities of the Company's Mexico operations are re-measured using a month end rate, except for non-monetary assets and liabilities, which are re-measured using the historical exchange rate. Income and expense accounts are re-measured using an average monthly rate for the period, except for expenses related to those balance sheet accounts that are re-measured using historical exchange rates. The resulting re-measurement adjustment is reported in the consolidated statements of operations when incurred.

(m) Earnings per Share ("EPS")

      The Company applies the provisions of Financial Accounting Standards Board ("FASB") SFAS No. 128, Earnings per Share, which requires companies to present basic EPS and diluted EPS.  Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

MOHAWK INDUSTRIES, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

      Dilutive common stock options are included in the diluted EPS calculation using the treasury stock method.  Common stock options that were not included in the diluted EPS computation because the options' exercise price was greater than the average market price of the common shares for the periods presented are not significant.

      Computations of basic and diluted earnings per share are presented in the following table:

	Years Ended December 31,
	2003	2002	2001
	(In thousands, except per share data)

Net earnings	$ 310,149	284,489	188,592

Weighted-average common and dilutive potential
common shares outstanding:

Weighted-average common shares outstanding	66,251	63,723	52,418

Add weighted-average dilutive potential common
shares - options to purchase common shares, net	870	1,138	723

Weighted-average common and dilutive potential
common shares outstanding	67,121	64,861	53,141

Basic earnings per share	$ 4.68	4.46	3.60

Diluted earnings per share	$ 4.62	4.39	3.55

(n) Stock Based Compensation

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

      If the Company had elected to recognize compensation expense based upon the fair value at the grant dates for awards under its plans, the Company's net earnings per share would have been reduced as follows:

      MOHAWK INDUSTRIES, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

	2003	2002	2001

Net earnings as reported	$ 310,149	284,489	188,592
Deduct: Stock-based employee compensation
expense determined under fair value based
method for all options, net of related tax effects	(6,284)	(4,972)	(3,198)
Pro forma net earnings	$ 303,865	279,517	185,394

Net earnings per common share (basic)
As reported	$ 4.68	4.46	3.60
Pro forma	$ 4.59	4.39	3.54
Net earnings per common share (diluted)
As reported	$ 4.62	4.39	3.55
Pro forma	$ 4.54	4.31	3.49

      The average fair value of options granted during 2003, 2002 and 2001 was $24.73, $26.72 and $15.27, respectively. This fair value was estimated using the Black-Scholes option pricing model based on a weighted-average market price at grant date of $53.93 in 2003, $62.11 in 2002 and $31.91 in 2001 and the following weighted-average assumptions:

	2003	2002	2001
Dividend yield	-	-	-
Risk-free interest rate	2.3%	3.0%	4.1%
Volatility	31.3%	39.7%	43.3%
Expected life (years)	6	6	6

(o) Effect of New Accounting Pronouncements

      In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," which addresses consolidation by business enterprises of variable interest entities ("VIEs") either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB issued modifications to FIN 46 ("Revised Interpretations") resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than the first quarter of 2004. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations. Non-Special Purpose Entities created prior to February 1, 2003, should be accounted for under the revised interpretation's provisions no later than the first quarter of fiscal 2004. The Company has adopted FIN 46, which did not have, and the Company does not expect the Revised Interpretations to have, a material impact on the Company's consolidated financial statements.

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

MOHAWK INDUSTRIES, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and imposes certain additional disclosure requirements. The provisions of SFAS No. 150 are generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has adopted SFAS No. 150 and it did not have a material impact on the Company's consolidated financial statements.

(p) Fiscal Year

      The Company ends its fiscal year on December 31.  Each of the first three quarters in the fiscal year ends on the Saturday nearest the calendar quarter end.

(q) Reclassifications

      Certain prior period financial statement balances have been reclassified to conform to the current period's presentation.

(2) Acquisitions

      On March 20, 2002, the Company acquired all of the outstanding capital stock of Dal-Tile International Inc. ("Dal-Tile"), a leading manufacturer and distributor of ceramic tile in the United States, for approximately $1,468,325, consisting of approximately 12,900 shares of the Company's common stock, options to purchase approximately 2,100 shares of the Company's common stock and approximately $717,638 in cash, including direct acquisition costs. The Company's common stock and options were valued at approximately $750,687 based on the measurement date stock price of $55.04 per share ($710,420) and the estimated fair value of the options using the Black-Scholes option-pricing model ($40,267). The acquisition was accounted for by the purchase method and, accordingly, the results of operations of Dal-Tile have been included in the Company's consolidated financial statements from March 20, 2002. The purchase price was allocated to the assets acquired and liabilities assumed based upon the estimated fair values at the date of acquisition. The trademark value was established based upon an independent appraisal. The excess of the purchase price over the fair value of the net identifiable assets acquired of approximately $1,168,286 was recorded as goodwill. None of the goodwill is expected to be deductible for income tax purposes. The primary reason for the acquisition was to expand the Company's presence in the ceramic tile and stone markets.

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

      In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), goodwill recorded in the Dal-Tile acquisition will not be amortized. Additionally, the Company determined that the trademark intangible assets have indefinite useful lives because they are expected to generate cash flows indefinitely. Goodwill and the trademark intangible assets are subject to annual impairment testing.

      The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

MOHAWK INDUSTRIES, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

      On May 5, 2003, the Company acquired certain assets of International Marble and Granite of Colorado, Inc., a distributor of natural stone slabs and tile. The primary reason for the acquisition was to expand the Company's presence in the stone flooring and countertop slab market. The acquisition was accounted for by the purchase method and, accordingly, the results of operations are included within the Dal-Tile segment from May 5, 2003. The purchase price was not significant.

      On June 30, 2003, the Company acquired certain assets of a manufacturer and distributor of washable bath rugs. The primary reason for the acquisition was to expand the Company's presence in the bath mat market. The acquisition was accounted for by the purchase method and, accordingly, the results of operations are included within the Mohawk segment from June 30, 2003. The purchase price was not significant.

      On November 10, 2003, the Company acquired the assets and assumed certain liabilities of the carpet division of Burlington Industries, Inc. ("Lees Carpet") from W.L. Ross & Company for approximately $349,839 in cash. The results of Lees Carpet have been included with the Mohawk segment results in the Company's consolidated financial statements since that date. The primary reason for the acquisition was to expand the Company's presence in the commercial carpet market.

      The following table summarizes the preliminary estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition for Lees Carpet.

MOHAWK INDUSTRIES, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Current assets	$ 62,942
Property, plant and equipment	53,469
Goodwill	78,035
Intangible assets	178,340
Other assets	52
Total assets acquired	372,838

Current liabilities	14,999
Other liabilities	8,000
Total liabilities assumed	22,999
Net assets acquired	$ 349,839

      Of the approximately $178,340 of acquired intangible assets, approximately $125,580 was assigned to trade names and not subject to amortization. The remaining $52,760 was assigned to customer relationships with a weighted-average useful life of approximately 15 years. Goodwill of approximately $78,035 was assigned to the Mohawk segment. The goodwill is expected to be deductible for tax purposes.

      The following unaudited pro forma financial information presents the combined results of operations of Mohawk and Lees Carpet as if the acquisition had occurred at the beginning of 2002, after giving effect to certain adjustments, including increased interest expense on debt related to the acquisition, the amortization of customer relationships, depreciation and related income tax effects. The pro forma information does not necessarily reflect the results of operations that would have occurred had Mohawk and Lees Carpet constituted a single entity during such periods. The following table discloses the results for the fiscal years ended December 31:

	2003	2002
Net sales	$ 5,222,159	4,782,905
Net earnings	316,386	290,996
Basic earnings per share	4.78	4.57
Diluted earnings per share	4.71	4.49

MOHAWK INDUSTRIES, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(3) Receivables

Receivables are as follows:
	2003	2002
Customers, trade	$ 663,269	578,429
Other	4,648	7,373
	667,917	585,802
Less allowance for discounts, returns, claims and
doubtful accounts	94,417	84,673
Net receivables	$ 573,500	501,129

(4) Inventories

The components of inventories are as follows:
	2003	2002
Finished goods	$ 535,645	436,080
Work in process	72,981	67,907
Raw materials	223,789	174,021
Total inventories	$ 832,415	678,008

(5) Goodwill and Other Intangible Assets

      Effective January 1, 2002, the Company adopted SFAS No. 142,which requires the Company to evaluate its goodwill and indefinite life intangibles on an annual basis for impairment. Furthermore, any goodwill and indefinite life intangibles that was acquired in a purchase business combination completed after June 30, 2001 will not be amortized. Goodwill and indefinite life intangibles that was acquired in business combinations completed before July 1, 2001 is no longer being amortized. The Company has two operating segments, the Mohawk unit and the Dal-Tile unit and, accordingly, has assigned the acquired goodwill and indefinite life intangibles to the respective operating segments. During the fourth quarter of 2003, the Company evaluated the goodwill and indefinite life intangibles using the discounted cash flow approach and determined that there was no impairment.

MOHAWK INDUSTRIES, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

      The following table summarizes the components of intangible assets:

	2003	2002
Carrying amount of amortized intangible assets:
Customer relationships	$ 53,010	-
Patents	600	-
	$ 53,610	-

Accumulated amortization of amortized intangible assets:
Customer relationships	$ 541	-
Patents	10	-
	$ 551	-

Unamortized intangible assets:
Trade names	$ 272,280	146,700

Aggregate amortization expense
For the year ended December 31	$ 551	-

Estimated amortization expense for years ended
December 31, are as follows:

2004	$ 3,619
2005	3,619
2006	3,619
2007	3,619
2008	3,619

      The changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2002 are as follows:

	Mohawk	Dal-Tile
	Segment	Segment	Total

Balance as of January 1, 2002	$ 109,167	-	109,167
Goodwill acquired during the year	-	1,168,286	1,168,286
Balances as of December 31, 2002	109,167	1,168,286	1,277,453
Goodwill acquired during the year	85,916	5,331	91,247
Balances as of December 31, 2003	$ 195,083	1,173,617	1,368,700

MOHAWK INDUSTRIES, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

      The following table discloses the Company's earnings, assuming the exclusion of goodwill amortization for the fiscal year ended December 31:

2001

Net earnings	$ 188,592
Add back: Goodwill amortization, net of income taxes	2,022
Adjusted net earnings.	$ 190,614

Basic earnings per share	$ 3.60
Add back: Goodwill amortization, net of income taxes	0.04
Adjusted net earnings	$ 3.64

Diluted earnings per share	$ 3.55
Add back: Goodwill amortization, net of income taxes	0.04
Adjusted net earnings	$ 3.59

(6) Property, Plant and Equipment

Following is a summary of property, plant and equipment:
	2003	2002
Land	$ 59,621	56,671
Buildings and improvements	367,007	339,630
Machinery and equipment	1,154,387	1,052,567
Furniture and fixtures	45,680	42,421
Leasehold improvements	19,912	16,354
Construction in progress	88,883	77,468
	1,735,490	1,585,111
Less accumulated depreciation and amortization	816,405	729,787
Net property, plant and equipment	$ 919,085	855,324

      Property, plant and equipment includes capitalized interest of $5,634, $2,126 and $1,855 in 2003, 2002 and 2001, respectively.

(7) Long-Term Debt

      On September 30, 2003, the Company entered into a new revolving line of credit agreement providing up to $300,000 with interest rates of either (i) LIBOR plus 0.4% to 1.5%, depending upon the Company's performance measured against certain financial ratios, or (ii) the base rate plus 0-0.6% depending upon the Company's performance measured against certain financial ratios. The new facility replaces a $450,000 facility that was due to expire in January 2004. The facility is comprised of two tranches, a $200,000 tranche expiring in September 2008 and a $100,000 tranche expiring in September 2004. The $100,000 tranche of the facility is renewable annually. The credit agreement contains customary financial and other covenants.  The Company must pay an annual facility fee ranging from .15% to .50% of the total credit commitment, depending upon the Company's performance measured against specific coverage ratios, under the revolving credit line. Additionally, at December 31, 2003, the Company had credit facilities of $300,000 under its revolving credit facility and $50,000 under various short-term uncommitted credit lines. At December 31, 2003, a total of $237,344 was unused under the combined revolving credit facility and uncommitted credit lines. The revolving credit facility and uncommitted lines of credit are unsecured.

MOHAWK INDUSTRIES, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

      In connection with the Dal-Tile acquisition during 2002, the Company entered into a 364-day term loan facility (the "Bridge Facility") to finance a portion of the acquisition. On April 2, 2002, the Company sold $300,000 of its 6.50% senior notes due 2007, Series A and $400,000 of its 7.20% senior notes due 2012, Series B through institutional private placements and used the proceeds to repay outstanding indebtedness of approximately $601,000 under the Bridge Facility and approximately $90,000 under the Company's revolving credit facility. On June 13, 2002, the Company exchanged $294,965 of its registered 6.50% senior notes due 2007, Series C for an equal amount of its Series A senior notes and $397,800 of its registered 7.20% senior notes due 2012, Series D for an equal amount of its Series B senior notes. Interest on each series is payable semiannually.

      On August 4, 2003, the Company entered into an on-balance sheet trade accounts receivable securitization agreement ("Securitization Facility") replacing two previous facilities were due to expire in October 2003. The Securitization Facility allows the Company to borrow up to $350,000 based on available accounts receivable. The Company sells, on a non-recourse revolving basis, its accounts receivable to a special purpose entity, which in turn obtains loan advances that are secured by the receivable pool from a third-party commercial paper conduit sponsored by financial institutions. The Securitization Facility is subject to annual renewal. At December 31, 2003, the Company had approximately $182,000 outstanding secured by approximately $649,018 of trade receivables.

      The Company guarantees its industrial revenue bonds with various standby letters of credit, which were in aggregate $55,599 at December 31, 2003 and 2002.

MOHAWK INDUSTRIES, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Long-term debt consists of the following:
	2003	2002
364-Day Credit Agreement, due September 29, 2004	$ 41,701	-
Revolving line of credit, due January 28, 2004	-	4,402
Securitization Facility, due August 4, 2004	182,000	-
6.50% senior notes, payable April 15, 2007
interest payable semiannually	300,000	300,000
7.20% senior notes, payable April 15, 2012
interest payable semiannually	400,000	400,000
8.46% senior notes, payable in annual principal
installments beginning in 1998, due September 16, 2004,
interest payable quarterly	14,286	28,571
7.14%-7.23% senior notes, payable in annual principal
installments beginning in 1997, due September 1, 2005,
interest payable semiannually	18,889	28,333
7.58% senior notes, payable in annual principal installments beginning in 1997, due July 30, 2003, interest payable
semiannually	-	1,428
6% term note, payable in annual principal and interest
installments beginning in 1998, due July 23, 2004	1,336	2,671
Industrial revenue bonds and other	54,201	55,022
Total long-term debt	1,012,413	820,427
Less current portion	248,795	27,427
Long-term debt, excluding current portion	$ 763,618	793,000

The aggregate maturities of long-term debt as of:
December 31, 2003 are as follows:

2004	$ 248,795
2005	9,445
2006	6,500
2007	300,000
2008	-
Thereafter	447,673
	$ 1,012,413

MOHAWK INDUSTRIES, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(8) Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are as follows:
	2003	2002
Outstanding checks in excess of cash	$ 30,429	23,504
Accounts payable, trade	245,746	236,272
Accrued expenses	262,012	263,891
Accrued compensation	99,753	106,639
Total accounts payable and accrued expenses	$ 637,940	630,306

(9) Derivative Financial Instruments

Natural Gas Risk Management

      The Company uses a combination of natural gas futures contracts and long-term supply agreements to manage unanticipated changes in natural gas prices. The contracts are based on forecasted usage of natural gas measured in Million British Thermal Units ("MMBTU").

      The Company has designated the natural gas futures contracts as cash flow hedges. The outstanding contracts are valued at market with the offset going to other comprehensive income, net of applicable income taxes and any hedge ineffectiveness. Any gain or loss is recognized in cost of goods sold in the same period or periods during which the hedged transaction affects earnings.  At December 31, 2003, the Company had natural gas contracts that mature from January 2004 to December 2004 with an aggregate notional amount of approximately 3,950 MMBTU's. The fair value of these contracts was an asset of  $3,565. At December 31, 2002, the Company had natural gas contracts outstanding with an aggregate notional amount of approximately 1,450 MMBTU's. The fair value of these contracts was an asset of $1,911. The offset to these assets is recorded in other comprehensive income, net of applicable income taxes, respectively.

      The Company's long-term natural gas supply agreements are accounted for under the normal purchases provision within SFAS No. 133 and its amendments. At December 31, 2003, the Company has normal purchase commitments of approximately 3,095 MMBTU's for periods maturing from January 2004 through September 2005. The contracted value of these commitments was approximately $13,774 and the fair value of these commitments was approximately $17,018, at December 31, 2003. At December 31, 2002, the Company had normal purchase commitments of approximately 4,560 MMBTU's. The contracted value of these commitments was approximately $17,441 and the fair value of these commitments was approximately $19,694.

Foreign Currency Rate Management

      The Company enters into foreign exchange forward contracts to hedge costs associated with its operations in Mexico. The objective of these transactions is to reduce volatility of exchange rates where these operations are located by fixing a portion of their costs in U.S. currency. Gains and losses are recognized in cost of goods sold in the same period or periods during which the hedged transaction affects earnings. Accordingly, these contracts have been designated as cash flow hedges. The Company had forward contracts to purchase approximately 145,284 and 357,522 Mexican pesos at December 31, 2003 and 2002, respectively. The aggregate U.S. Dollar value of these contracts at December 31, 2003 and 2002 was approximately $12,665 and $34,581, respectively. The contracts are marked to market in other current liabilities with the offset to other comprehensive income, net of applicable income taxes. Unrealized losses at December 31, 2003 and 2002, respectively, were not significant.

MOHAWK INDUSTRIES, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Interest Rate Management

      In 2002, the Company determined that its $100,000 interest rate swap was ineffective. Consequently, the $10,700 unrealized loss associated with the swap was recorded as a realized loss in interest expense during the fourth quarter of 2002. The Company continues to carry the liability on its consolidated balance sheets and the interest rate swap is marked to market at the end of each reporting period. The change in fair value for the year ended December 31, 2003 was not significant.

(10) Product warranties

      The Company warrants certain qualitative attributes of its products for up to 20 years. The Company records a provision for estimated warranty and related costs, based on historical experience and periodically adjusts these provisions to reflect actual experience.

Product warranties are as follows:
	2003	2002	2001

Balance at beginning of year	$ 7,184	7,021	6,506
Warranty claims	(52,237)	(61,718)	(52,125)
Warranty expense	50,243	61,881	52,640
Balance at end of year	$ 5,190	7,184	7,021

(11) Stock Options, Stock Compensation and Treasury Stock

      Under the 2002 Long-Term Incentive Plan, options may be granted to directors and key employees through 2012 to purchase a maximum of 3,200 shares of common stock. Under the 2002 plan, options that were not issued from the 1992, 1993 and 1997 plans were cancelled.  During 2003, 2002, and 2001 options to purchase 565, 731, and 704 shares, respectively, were granted under the 1992, 1993, 1997 and 2002 plans. Options granted under each of these plans expire 10 years from the date of grant and become exercisable at such dates and at prices as determined by the Compensation Committee of the Company's Board of Directors. In connection with the acquisition of Dal-Tile in 2002, the Company issued 2,096 options to employees of Dal-Tile in exchange for their respective options.

      During 1996, the Company adopted the 1997 Non-Employee Director Stock Compensation Plan.  The plan provides for awards of common stock of the Company for non-employee directors to receive in lieu of cash for their annual retainers.  During 2003, 2002, and 2001 a total of one, two, and two shares, respectively, were awarded to the non-employee directors under the plan.

MOHAWK INDUSTRIES, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

      Additional information relating to the Company's stock option plans follows:

	2003	2002	2001
Options outstanding at beginning of year	2,624	1,916	1,868
Options granted for Dal-Tile acquisition	-	2,096	-
Options granted	565	731	704
Options exercised	(679)	(2,056)	(570)
Options canceled	(97)	(63)	(86)
Options outstanding at end of year	2,413	2,624	1,916
Options exercisable at end of year	765	1,017	599

Option prices per share:
Options granted during the year	$48.50-74.93	38.73-65.02	23.33-53.01
Options exercised during the year	$6.67-63.14	5.67-49.09	5.67-35.13
Options canceled during the year	$9.33-63.90	9.58-63.14	5.67-42.86
Options outstanding at end of year	$9.33-74.93	6.67-65.02	5.61-53.01
Options exercisable at end of year	$9.33-65.02	6.67-53.01	5.61-35.13

      Summarized information about stock options outstanding and exercisable at December 31, 2003, is as follows:

	Outstanding			Exercisable
Exercise price range	Number of Shares	Average Life (1)	Average Price (2)	Number of Shares	Average Price (2)
Under $20.16	411	3.80	$ 15.49	348	$ 14.72
$20.20-30.50	111	5.87	22.95	69	22.59
$30.53-30.53	407	7.16	30.53	91	30.53
$30.69-48.50	651	7.89	42.95	142	34.05
$49.09-58.00	151	8.83	55.24	18	53.55
$63.14-74.93	682	8.49	64.56	97	63.41
Total	2,413			765

1)       Weighted average contractual life remaining in years.
2)       Weighted average exercise price.

      The Company's Board of Directors has authorized the repurchase of up to 15,000 shares of its outstanding common stock. For the year ended December 31, 2003, a total of approximately 593 shares of the Company's common stock were purchased at an aggregate cost of approximately $27,839. Since the inception of the program, a total of approximately 10,957 shares have been repurchased at an aggregate cost of approximately $293,129. All of these repurchases have been financed through the Company's operations and banking arrangements.

MOHAWK INDUSTRIES, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(12) Employee Benefit Plans

      The Company has a 401(k) retirement savings plan (the "Mohawk Plan") open to substantially all of its employees who have completed 90 days of eligible service. Effective January 1, 2003, the Dal-Tile International Inc. Employees' Retirement Savings Plan was merged into the Mohawk Plan. For the Mohawk segment, the Company contributes $0.50 for every $1.00 of employee contributions up to a maximum of 4% of the employee's salary and an additional $0.25 for every $1.00 of employee contribution in excess of 4% of the employee's salary up to a maximum of 6%. For the Dal-Tile segment, the Company contributes $.50 for every $1.00 of employee contributions up to a maximum of 6% of the employee's salary. Employee and employer contributions to the Mohawk Plan were $28,807 and $10,995 in 2003, $20,237 and $7,359 in 2002, and $18,322 and $6,521 in 2001, respectively. The Company also made a discretionary contribution to the Mohawk Plan of approximately $4,595, $3,797 and $2,500 in 2003, 2002 and 2001, respectively.

(13) Income Taxes

      Income tax expense attributable to earnings before income taxes for the years ended December 31, 2003, 2002 and 2001, consists of the following:

	Current	Deferred	Total
2003:
U.S. federal	$ 132,849	38,696	171,545
State, local and other	10,661	(3,921)	6,740
	$ 143,510	34,775	178,285
2002:
U.S. federal	$ 133,914	9,859	143,773
State, local and other	3,089	12,278	15,367
	$ 137,003	22,137	159,140
2001:
U.S. federal	$ 82,246	5,728	87,974
State, local and other	15,015	(165)	14,850
	$ 97,261	5,563	102,824

      Income tax expense attributable to earnings before income taxes differs from the amounts computed by applying the U.S. statutory federal income tax rate to earnings before income taxes as follows:

	2003	2002	2001
Computed "expected" tax expense	$ 170,952	155,270	101,996
State and local income taxes, net of federal
income tax benefit	5,071	8,741	9,652
Foreign income taxes	2,495	1,248	-
Amortization of goodwill	-	-	709
Tax credits	(2,312)	(5,000)	(5,000)
Other, net	2,079	(1,119)	(4,533)
	$ 178,285	159,140	102,824

MOHAWK INDUSTRIES, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002, are presented below:

	2003	2002
Deferred tax assets:
Accounts receivable	$ 3,940	3,627
Inventories	25,312	18,138
Prepaid expenses	-	655
Accrued expenses	61,003	67,706
Other	1,147	7,735
Gross deferred tax assets	91,402	97,861

Deferred tax liabilities:
Plant and equipment	(117,857)	(103,831)
Intangibles	(72,954)	(57,929)
Gross deferred tax liabilities	(190,811)	(161,760)
Net deferred tax liability	$ (99,409)	(63,899)

      Based upon the expected reversal of deferred tax liabilities, level of historical and projected taxable income over periods in which the deferred tax assets are deductible, the Company's management believes it is more likely than not the Company will realize the benefits of these deductible differences at December 31, 2003.

(14) Commitments and Contingencies

      The Company is obligated under various operating leases for office and manufacturing space, machinery and equipment.

      Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31:

2004	$ 72,857
2005	57,202
2006	44,517
2007	31,183
2008	22,602
Thereafter	45,363
Total payments	$ 273,724

      Rental expense under operating leases was $78,007, $62,066 and $39,072 in 2003, 2002 and 2001, respectively.

      The Company has approximately $23,433 and $19,600 as of December 31, 2003 and 2002 in standby letters of credit for various insurance contracts and commitments to foreign vendors that expire within two years.

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

(15) Consolidated Statements of Cash Flows Information

      Supplemental disclosures of cash flow information are as follows:

	2003	2002	2001
Net cash paid during the year for:
Interest	$ 61,424	43,866	31,789
Income taxes	$ 139,914	59,931	73,498

Supplemental schedule of non-cash
investing and financing activities:
Fair value of assets acquired in acquisition	$ 407,320	1,865,225	-
Liabilities assumed in acquisition	(23,199)	(396,900)	-
Issuance of common stock and options in acquisition	-	(750,687)	-
	$ 384,121	717,638	-

(16) Other Income and Expense

Other income and expense are as follows:

	2003	2002	2001

Miscellaneous income	$ 8,232	3,991	1,826

Miscellaneous expense	6,252	13,455	3,966
Amortization expense	-	-	3,814
	$ 6,252	13,455	7,780

MOHAWK INDUSTRIES, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(17) Segment Reporting

      The Company has two operating segments, the Mohawk segment and the Dal-Tile segment. The Mohawk segment sells and distributes its product lines, which include broadloom carpet, rugs, pad, ceramic tile, hardwood, vinyl and laminate though independent floor covering retailers, home centers, mass merchandisers, department stores, commercial dealers and commercial end users. The Dal-Tile segment product lines include ceramic tile, porcelain tile and stone products sold through company-operated sales service centers, independent distributors and home centers. Amounts disclosed for each segment are prior to any elimination or consolidation entries. Corporate general and administrative expenses amounts attributable to each segment are estimated and allocated accordingly. Export sales are not significant and long-lived assets located outside the United States of America, principally Mexico, were $85,001 and $83,842 at December 31, 2003 and 2002, respectively.

Segment information is as follows:

	2003	2002	2001
Net sales:
Mohawk	$ 3,736,517	3,624,156	3,445,945
Dal-Tile	1,268,536	898,180	-
	$ 5,005,053	4,522,336	3,445,945

Operating income:
Mohawk	$ 364,040	390,936	336,672
Dal-Tile	187,245	139,888	-
Corporate and eliminations	(9,256)	(8,759)	(9,515)
	$ 542,029	522,065	327,157

Depreciation and amortization:
Mohawk	$ 81,977	83,676	84,167
Dal-Tile	24,638	18,266	-
	$ 106,615	101,942	84,167

Capital expenditures (excluding acquisitions):
Mohawk	$ 56,775	80,623	52,913
Dal-Tile	57,856	31,311	-
	$ 114,631	111,934	52,913

Assets:
Mohawk	$ 2,086,716	1,638,336	1,656,813
Dal-Tile	1,967,206	1,832,701	-
Corporate and eliminations	109,653	125,706	111,672
	$ 4,163,575	3,596,743	1,768,485

MOHAWK INDUSTRIES, INC.  AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(18) Quarterly Financial Data (Unaudited)

      The supplemental quarterly financial data are as follows:

	Quarters Ended
	March 29,	June 28,	September 27,	December 31,
	2003	2003	2003	2003
Net sales	$ 1,084,715	1,247,181	1,303,166	1,369,991
Gross profit	274,796	340,103	364,886	379,591
Net earnings	41,640	74,985	91,382	102,142
Basic earnings per share	0.63	1.14	1.38	1.54
Diluted earnings per share	0.62	1.12	1.36	1.51

	Quarters Ended
	March 30,	June 29,	September 28,	December 31,
	2002	2002	2002	2002
Net sales.	$ 866,710	1,227,747	1,224,403	1,203,476
Gross profit	215,377	339,906	341,403	343,381
Net earnings	43,210	75,518	81,560	84,201
Basic earnings per share	0.80	1.12	1.22	1.27
Diluted earnings per share	0.77	1.10	1.21	1.25

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

Item 9A.  Controls and Procedures

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

PART III

Item 10. Directors and Executive Officers of the Registrant

      The information required by this item is incorporated by reference to information contained in the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders under the following headings: "Election of Directors-Director, Director Nominee and Executive Officer Information"; "-Nominees for Director"; "-Continuing Directors"; "-Executive Officers"; "-Section 16(a) Beneficial Ownership Reporting Compliance" and "-Audit Committee". The Company has adopted the Mohawk Industries, Inc. Standards of Conduct and Ethics, which applies to all of its directors, officers and employees. The standards of conduct and ethics are publicly available on our website at http://mohawkind.com. If the Company makes any substantive amendments to the standards of conduct and ethics, or grants any waiver, including any implicit waiver, from a provision of the standards, that applies to the Company's chief executive officer, chief financial officer or chief accounting officer, the Company will disclose the nature of the amendment or waiver on its website. The Company may elect to also disclose the amendment or waiver in a report on Form 8-K filed with the SEC.

Item 11. Executive Compensation

      The information required by this item is incorporated by reference to information contained in the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders under the following headings: "Executive Compensation and Other Information-Summary of Cash and Certain Other Compensation"; "-Option Grants"; "-Option Exercises and Holdings"; "-Pension Plans"; "-Certain Relationships and Related Transactions", and "Election of Directors-Meetings and Committees of the Board of Directors."

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is incorporated by reference to information contained in the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders under the following headings: "Executive Compensation and Other Information "-Equity Compensation Plan Information." and -Principal Stockholders of the Company."

Item 13. Certain Relationships and Related Transactions

      The information required by this item is incorporated by reference to information contained in the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders under the following heading: "Executive Compensation and Other Information-Certain Relationships and Related Transactions."

Item 14. Principal Accountant Fees and Services

      The information required by this item is incorporated by reference to information contained in the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders under the following heading: "Principal Accountant Fees and Services."

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8‑K

      (a) 1. Consolidated Financial Statements

      The Consolidated Financial Statements of Mohawk Industries, Inc. and subsidiaries listed in Item 8 of Part II are incorporated by reference into this item.

      2. Consolidated Financial Statement Schedules

            Schedule II‑Consolidated Valuation and Qualifying Accounts                                                 56

      Schedules not listed above have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

      3. Exhibits

      The exhibit number for the exhibit as originally filed is included in parentheses at the end of the description.

Mohawk
Exhibit
Number                                                                                 Description

*2.1	Agreement and Plan of Merger dated as of December 3, 1993 and amended as of January 17, 1994 among Mohawk, AMI Acquisition Corp., Aladdin and certain Shareholders of Aladdin. (Incorporated herein by reference to Exhibit 2.1(a) in Mohawk's Registration Statement on Form S-4, Registration No. 333-74220.)
*2.2	Agreement and Plan of Merger by and between Mohawk, Maverick Merger Sub, Inc. and Dal-Tile International Inc., dated as of November 19, 2001. (Incorporated herein by reference to Exhibit 2.1 of the Mohawk Registration Statement on Form S-4, Registration No. 333-74806, as filed December 7, 2001.)
*2.3	Amendment No. 1, to the Agreement and Plan of Merger by and between Mohawk, Maverick Merger Sub, Inc. and Dal-Tile International Inc., dated as of January 16, 2002. (Incorporated herein by reference to Exhibit 2.2 of the Mohawk Registration Statement on Form S-4, Registration No. 333-74806, as filed January 17, 2002.)
*3.1	Restated Certificate of Incorporation of Mohawk, as amended. (Incorporated herein by reference to Exhibit 3.1 in Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)
*3.2	Restated Bylaws of Mohawk, as amended. (Incorporated herein by reference to Exhibit 3.2 in Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.)
*4.1	See Article 4 of the Restated Certificate of Incorporation of Mohawk. (Incorporated herein by reference to Exhibit 3.1 in Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)
*4.2	See Articles 2, 6, and 9 of the Restated Bylaws of Mohawk, as amended. (Incorporated herein by reference to Exhibit 3.2 in Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.)
*4.3	Indenture, dated as of April 2, 2002 between Mohawk Industries, Inc. and Wachovia Bank, National Association, as Trustee (Incorporated herein by reference to Exhibit 4.1 in Mohawk's Registration Statement on Form S-4, Registration No. 333-86734, as filed April 22, 2002.)

*10.1	Five Year Credit Agreement, dated as of September 30, 2003, among Mohawk Industries, Inc., SunTrust Bank and Wachovia Bank, National Association. (Incorporated herein by reference to Exhibit 10.3 of Mohawk's Quarterly Report on Form 10-Q for the period ended September 27, 2003.)
*10.2	364-Day Credit Agreement, dated as of September 30, 2003, among Mohawk Industries, Inc., SunTrust Bank and Wachovia Bank, National Association. (Incorporated herein by reference to Exhibit 10.3 of Mohawk's Quarterly Report on Form 10-Q for the period ended September 27, 2003.)
*10.3	Amended and Restated Series Note Agreement dated as of August 31, 1999 for $85 million of senior notes due September 1, 2005 among Mohawk, John Hancock Mutual Life Insurance Company, John Hancock Variable Life Insurance Company, Investors Partner Life Insurance Company, Principal Life Insurance Company, The Franklin Life Insurance Company and The Prudential Insurance Company of America. (Incorporated herein by reference to Exhibit 10.2 of Mohawk's Quarterly Report on Form 10‑Q for the quarter ended October 2, 1999.)
*10.4	Registration Rights Agreement by and among Mohawk, Citicorp Investments, Inc., ML‑Lee Acquisition Fund, L.P. and Certain Management Investors. (Incorporated herein by reference to Exhibit 10.14 of Mohawk's Registration Statement on Form S‑1, Registration No. 33‑45418.)
*10.5	Voting Agreement, Consent of Stockholders and Amendment to 1992 Registration Rights Agreement dated December 3, 1993 by and among Aladdin, Mohawk, Citicorp Investments, Inc., ML‑Lee Acquisition Fund, L.P., David L. Kolb, Donald G. Mercer, Frank A. Procopio and John D. Swift. (Incorporated herein by reference to Exhibit 10(b) of Mohawk's Registration Statement on Form S‑4, Registration No. 33‑74220.)
*10.6	Registration Rights Agreement by and among Mohawk and the former shareholders of Aladdin. (Incorporated herein by reference to Exhibit 10.32 of Mohawk's Annual Report on Form 10‑K for the fiscal year ended December 31, 1993.)
*10.7	Waiver Agreement between Alan S. Lorberbaum and Mohawk dated as of March 23, 1994 to the Registration Rights Agreement dated as of February 25, 1994 between Mohawk and those other persons who are signatories thereto. (Incorporated herein by reference to Exhibit 10.3 of Mohawk's Quarterly Report on Form 10‑Q for the quarter ended July 2, 1994.)
*10.8	Receivables Purchase and Sale Agreement dated as of October 25, 2000 by and among Mohawk Carpet Corporation, Mohawk Commercial, Inc., and Durkan Patterned Carpets, Inc. and Mohawk Factoring, Inc. (Incorporated herein by reference to Exhibit 10.28 of Mohawk's Annual Report on Form 10‑K for the year ended December 31, 2000)
*10.9	Amendment No. 1 to the Receivables Purchase and Sale Agreement dated as of December 28, 2001, by and among Mohawk Carpet Corporation, Mohawk Commercial, Inc., and Durkan Patterned Carpets, Inc. and Mohawk Factoring, Inc., as of October 25, 2000.
*10.10	Amendment No. 2 to the Receivables Purchase and Sale Agreement dated as of July 19, 2002, by and among Mohawk Carpet Corporation, Mohawk Commercial, Inc., and Durkan Patterned Carpets, Inc. and Mohawk Factoring, Inc., as of October 25, 2000. (Incorporated herein by reference to Exhibit 10.28 of Mohawk's Annual Report on Form 10‑K for the year ended December 31, 2002)
*10.11	Amendment No. 3 and Joinder to the Receivables Purchase and Sale Agreement dated as of December 31, 2002, by and among Mohawk Carpet Corporation, Mohawk Commercial, Inc., and Durkan Patterned Carpets, Inc. and Mohawk Factoring, Inc., as of October 25, 2000. (Incorporated herein by reference to Exhibit 10.28 of Mohawk's Annual Report on Form 10‑K for the year ended December 31, 2002)
*10.12	Amended and Restated Receivables Purchase and Sale Agreement, dated as of August 4, 2003, among Mohawk Carpet Distribution, L.P. and Dal-Tile Corporation, as originators, and Mohawk Factoring, Inc. (Incorporated herein by reference to Exhibit 10.3 of Mohawk's Quarterly Report on Form 10-Q for the period ended September 27, 2003.)
*10.13	Credit and Security Agreement dated as of October 25, 2000 by and among Mohawk Factoring, Inc, as borrower, Mohawk Servicing, Inc., as Servicer, Blue Ridge Asset Funding Corporation, The Liquidity Banks and Wachovia Bank, N.A., as Agent. (Incorporated herein by reference to Exhibit 10.29 of Mohawk's Annual Report on Form 10‑K for the year ended December 31, 2000)
*10.14	Amendment No. 1 dated as of October 24, 2001, to the Credit and Security Agreement by and among Mohawk Factoring, Inc, as borrower, Mohawk Servicing, Inc., as Servicer, Blue Ridge Asset Funding Corporation, The Liquidity Banks and Wachovia Bank, N.A., as Agent dated as of October 25, 2000. (Incorporated herein by reference to Exhibit 10.28 of Mohawk's Annual Report on Form 10‑K for the year ended December 31, 2002)

*10.15	Amendment No. 2 dated as of July 19, 2002, to the Credit and Security Agreement by and among Mohawk Factoring, Inc, as borrower, Mohawk Servicing, Inc., as Servicer, Blue Ridge Asset Funding Corporation, The Liquidity Banks and Wachovia Bank, N.A., as Agent dated as of October 25, 2000. (Incorporated herein by reference to Exhibit 10.28 of Mohawk's Annual Report on Form 10‑K for the year ended December 31, 2002)
*10.16	Amendment No. 3 dated as of October 23, 2002, to the Credit and Security Agreement by and among Mohawk Factoring, Inc, as borrower, Mohawk Servicing, Inc., as Servicer, Blue Ridge Asset Funding Corporation, The Liquidity Banks and Wachovia Bank, N.A., as Agent dated as of October 25, 2000. (Incorporated herein by reference to Exhibit 10.28 of Mohawk's Annual Report on Form 10‑K for the year ended December 31, 2002)
*10.17	Amendment No. 4 dated as of December 31, 2002, to the Credit and Security Agreement by and among Mohawk Factoring, Inc, as borrower, Mohawk Servicing, Inc., as Servicer, Blue Ridge Asset Funding Corporation, The Liquidity Banks and Wachovia Bank, N.A., as Agent dated as of October 25, 2000. (Incorporated herein by reference to Exhibit 10.28 of Mohawk's Annual Report on Form 10‑K for the year ended December 31, 2002)
*10.18	Amended and Restated Credit and Security Agreement, dated as of August 4, 2003, Among Mohawk Factoring, Inc., Mohawk Servicing, Inc., Blue Ridge Asset Funding Corporation, Three Pillars Funding Corporation, SunTrust Capital Markets, Inc., as a co-agent, and Wachovia Bank, National Association, as a co-agent and administrative agent. (Incorporated herein by reference to Exhibit 10.3 of Mohawk's Quarterly Report on Form 10-Q for the period ended September 27, 2003.)
*10.19	Second Amendment to the Liquidity Asset Purchase Agreement dated as of October 23, 2002 by and among Mohawk Factoring, Inc, as borrower, Mohawk Servicing, Inc., as Servicer, Blue Ridge Asset Funding Corporation, The Liquidity Banks and Wachovia Bank, N.A., as Agent dated as of October 25, 2000. (Incorporated herein by reference to Exhibit 10.28 of Mohawk's Annual Report on Form 10‑K for the year ended December 31, 2002)
*10.20	Interest Rate Swap Agreement dated August 31 2000 by Mohawk Industries, Inc, and First Union National Bank. (Incorporated herein by reference to Exhibit 10.30 of Mohawk's Annual Report on Form 10‑K for the year ended December 31, 2000)
Exhibits Related to Executive Compensation Plans, Contracts and other Arrangements:
*10.21	Mohawk Carpet Corporation Retirement Savings Plan, as amended. (Incorporated herein by reference to Exhibit 10.1 of Mohawk's Registration Statement on Form S‑1, Registration No. 33‑45418.)
*10.22	Mohawk Carpet Corporation Supplemental Executive Retirement Plan, as amended. (Incorporated herein by reference to Exhibit 10.2 of Mohawk's Registration Statement on Form S‑1, Registration No. 33‑45418.)
*10.23	Mohawk Industries, Inc. Employee Stock Purchase Plan together with forms of related Management Investment Agreement, Non‑Qualified Stock Option Agreement, and amendments thereto. (Incorporated herein by reference to Exhibit 10.3 of Mohawk's Registration Statement on Form S‑1, Registration No. 33‑45418.)
*10.24	Securities Purchase and Holders Agreement dated as of December 31, 1988, as amended and restated March 30, 1989, together with amendments thereto and forms of related Non‑Qualified Stock Option Agreement and amendments thereto. (Incorporated herein by reference to Exhibit 10.5 of Mohawk's Registration Statement on Form S‑1, Registration No. 33‑45418.)
*10.25	Mohawk Industries, Inc. 1992 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.8 of Mohawk's Registration Statement on Form S‑1, Registration No. 33‑45418.)
*10.26	Amendment dated July 22, 1993 to the Mohawk Industries, Inc. 1992 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.2 in Mohawk's quarterly report on Form 10‑Q for the quarter ended July 3, 1993.)
*10.27	Second Amendment dated February 17, 2000 to the Mohawk Industries, Inc. 1992 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.35 of Mohawk's Annual Report on Form 10‑K for the fiscal year ended December 31, 1999.)

*10.28	Mohawk Industries, Inc. 1992 Mohawk‑Horizon Stock Option Plan. (Incorporated herein by reference to Exhibit 10.15 of Mohawk's Registration Statement on Form S‑1, Registration Number 33‑53932.)
*10.29	Amendment dated July 22, 1993 to the Mohawk Industries, Inc. 1992 Mohawk‑Horizon Stock Option Plan. (Incorporated herein by reference to Exhibit 10.1 of Mohawk's quarterly report on Form 10‑Q for the quarter ended July 3, 1993.)
*10.30	Second Amendment dated February 17, 2000 to the Mohawk Industries, Inc. 1992 Mohawk-Horizon Stock Option Plan. (Incorporated herein by reference to Exhibit 10.38 of Mohawk's Annual Report on Form 10‑K for the fiscal year ended December 31, 1999.)
*10.31	Mohawk Industries, Inc. 1993 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.39 of Mohawk's Annual Report on Form 10‑K for the fiscal year ended December 31, 1992.)
*10.32	First Amendment dated February 17, 2000 to the Mohawk Industries, Inc. 1993 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.40 of Mohawk's Annual Report on Form 10‑K for the fiscal year ended December 31, 1999.)
*10.33	The Mohawk Industries, Inc. Executive Deferred Compensation Plan. (Incorporated herein by reference to Exhibit 10.65 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)
*10.34	The Mohawk Industries, Inc. Management Deferred Compensation Plan. (Incorporated herein by reference to Exhibit 10.66 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)
*10.35	1997 Non-Employee Director Stock Compensation Plan. (Incorporated herein by reference to Exhibit 10.79 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)
*10.36	1997 Long-Term Incentive Plan. (Incorporated herein by reference to Exhibit 10.80 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)
*10.37	Amendment No. 1 to 1997 Non-Employee Director Stock Compensation Plan. (Incorporated herein by reference to Exhibit 10.74 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)
10.38	Mohawk Industries, Inc., 1997 Non-Employee Stock Compensation Plan (Amended and Restated as of March 31, 2003).
*10.39	Amendment and Restated Consulting Agreement between Mohawk Industries, Inc. and David L. Kolb dated January 17, 2001. (Incorporated herein by reference to Exhibit 10.55 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)
*10.40	Employment Agreement between Mohawk Industries, Inc., Dal-Tile International Inc., and W. Christopher Wellborn dated March 20, 2002. (Incorporated herein by reference to Exhibit 10.56 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)
*10.41	Dal-Tile International Inc. 1990 Stock Option Plan, as amended and restated (also known as the 2000 Amended and Restated Stock Option Plan) (Incorporated herein by reference to Appendix B in Dal-Tile International Inc.'s Definitive Proxy Statement for its 2001 Annual Meeting of Stockholders, as filed with the Securities and Exchange Commission on March 27, 2001)
*10.42	Supply Agreement dated as of December 29, 1999, between Dal-Tile Corporation and Wold Talc Company. (Incorporated herein by reference to Exhibit 10.18 of the Dal-Tile International Inc., Form 10-K for fiscal year 1999.)
14.1	Code of ethics

      21          Subsidiaries of the Registrant.
      23.1       Independent Auditors' Consent - KPMG LLP.
      31.1       Certification Pursuant to Rule 13a-14(a)
      31.2       Certification Pursuant to Rule 13a-14(a)
      32.1       Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
      32.2       Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Indicates exhibit incorporated by reference.

       (b) Reports on Form 8‑K.

1.        Current Report on Form 8-K: Third quarter earnings press release, dated October 16, 2003.
2.        Current Report on Form 8-K: Press release announcing the acquisition of Lees Carpet, dated November 11, 2003.
3.        Current Report on Form 8-K: Press release announcing incremental depreciation and amortization related to the acquisition of Lees Carpet, dated November 24, 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                                                       Mohawk Industries, Inc.

Dated: March 3, 2004	By: /s/: JEFFREY S. LORBERBAUM
Jeffrey S. Lorberbaum,
President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 3, 2004	/s/: JEFFREY S. LORBERBAUM
Jeffrey S. Lorberbaum,
President and Chief Executive Officer
(principal executive officer)

Dated: March 3, 2004	/s/: JOHN D. SWIFT
John D. Swift,
Chief Financial Officer, Vice President‑Finance
and Assistant Secretary
(principal financial and accounting officer)

Dated: March 3, 2004	/s/: DAVID L. KOLB
David L. Kolb,
Chairman of the Board

Dated: March 3, 2004	/s/: LEO BENATAR
Leo Benatar,
Director

Dated: March 3, 2004	/s/: PHYLLIS O. BONANNO
Phyllis O. Bonanno,
Director

Dated: March 3, 2004	/s/: BRUCE C. BRUCKMANN
Bruce C. Bruckmann,
Director

Dated: March 3, 2004	/s/: JOHN F. FIEDLER
John F. Fiedler,
Director

Dated: March 3, 2004	/s/: S. H. SHARPE
S. H. Sharpe,
Director

Dated: March 3, 2004	/s/: LARRY W. MCCURDY
Larry W. McCurdy,
Director

Dated: March 3, 2004	/s/: ROBERT N. POKELWALDT
Robert N. Pokelwaldt,
Director

Dated: March 3, 2004	/s/: W. CHRISTOPHER WELLBORN
W. Christopher Wellborn,
Director

			SCHEDULE II

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Valuation and Qualifying Accounts

Years Ended December 31, 2003, 2002 and 2001

(In thousands)

		Additions
	Balance at	charged to		Balance
	beginning	costs and		at end
Description	of year	expenses	Deductions(1)	of year

Year ended December 31, 2001:
Allowance for doubtful accounts-trade	$ 38,853	12,048	9,608	41,293
Provision for cash discounts	12,193	80,145	80,264	12,074
Provision for claims and allowances	27,312	147,188	148,486	26,014
Total	$ 78,358	239,381	238,358	79,381

Year ended December 31, 2002:
Allowance for doubtful accounts-trade	$ 41,293	17,667	7,892	51,068
Provision for cash discounts	12,074	82,559	86,598	8,035
Provision for claims and allowances	26,014	174,528	174,972	25,570
Total	$ 79,381	274,754	269,462	84,673

Year ended December 31, 2003:
Allowance for doubtful accounts - trade	$ 51,068	10,374	10,365	51,077
Provision for cash discounts	8,035	93,270	87,752	13,553
Provision for claims and allowances	25,570	175,939	171,722	29,787
Total	$ 84,673	279,583	269,839	94,417