Form 10-Q
period 2004-05-10
MOHAWK INDUSTRIES INC
filed 2004-05-10
CIK 851968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q

                     [Mark One]

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2004

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

      The number of shares outstanding of the issuer's classes of capital stock as of May 10, 2004 the latest practicable date, is as follows: 66,777,219 shares of Common Stock, $.01 par value.

MOHAWK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
(In thousands)
(Unaudited)

	April 3, 2004	December 31, 2003

Current assets:

Receivables	$ 664,040	573,500

Inventories	897,470	832,415

Prepaid expenses	46,713	43,043

Deferred income taxes	84,260	84,260
Total current assets	1,692,483	1,533,218

Property, plant and equipment, at cost	1,747,298	1,735,490
Less accumulated depreciation and amortization	844,862	816,405
Net property, plant and equipment	902,436	919,085

Goodwill	1,368,749	1,368,700

Other intangible assets	324,434	325,339

Other assets	14,146	17,233

	$ 4,302,248	4,163,575

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY
(In thousands, except per share data)
(Unaudited)

	April 3, 2004	December 31, 2003

Current liabilities:

Current portion of long-term debt	$ 236,088	248,795
Accounts payable and accrued expenses	713,242	637,940
Total current liabilities	949,330	886,735

Deferred income taxes	183,669	183,669
Long-term debt, less current portion	763,605	763,618
Other long-term liabilities	31,857	31,752
Total liabilities	1,928,461	1,865,774

Stockholders' equity:
Preferred stock, $.01 par value; 60 shares
authorized; no shares issued	-	-
Common stock, $.01 par value; 150,000 shares
authorized; 77,266 and 76,422 shares issued
in 2004 and 2003, respectively	772	770
Additional paid-in capital	1,046,952	1,035,733
Retained earnings	1,608,068	1,541,761
Accumulated other comprehensive income, net	499	2,313
	2,656,291	2,580,577
Less treasury stock at cost; 10,505 and 10,515
shares in 2004 and 2003, respectively	282,504	282,776
Total stockholders' equity	2,373,787	2,297,801

	$ 4,302,248	4,163,575

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	April 3, 2004	March 29, 2003

Net sales	$ 1,391,261	1,084,715

Cost of sales	1,035,530	809,919
Gross profit	355,731	274,796

Selling, general and administrative expenses	236,692	196,603
Operating income	119,039	78,193

Other expense (income):
Interest expense	13,954	13,098
Other expense	1,928	1,391
Other income	(506)	(1,871)
	15,376	12,618

Earnings before income taxes	103,663	65,575

Income taxes	37,356	23,935

Net earnings	$ 66,307	41,640

Basic earnings per share	$ 1.00	0.63

Weighted-average common shares outstanding	66,629	66,355

Diluted earnings per share	$ 0.98	0.62

Weighted-average common and dilutive potential
common shares outstanding	67,599	67,119

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Three Months Ended
	April 3, 2004	March 29, 2003

Cash flows from operating activities:
Net earnings	$ 66,307	41,640
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Depreciation and amortization	31,010	25,049
Deferred income taxes	-	1,315
Tax benefit on exercise of stock options	3,662	550
Loss on disposal of property, plant and equipment	82	74
Changes in operating assets and liabilities,
net of effects of acquisition:
Receivables	(90,540)	(39,588)
Inventories	(65,055)	(83,639)
Accounts payable and accrued expenses	58,693	76,955
Other assets and prepaid expenses	(1,003)	3,005
Other liabilities	105	1,367
Net cash provided by operating activities	3,261	26,728

Cash flows from investing activities:
Additions to property, plant and equipment, net	(13,167)	(24,664)
Net cash used in investing activities	(13,167)	(24,664)

Cash flows from financing activities:
Net change in revolving line of credit	(20,708)	(3,401)
Net change in asset securitization	8,000	-
Redemption of IRBs and other, net	(12)	(171)
Change in outstanding checks in excess of cash	15,373	23,195
Acquisition of treasury stock	-	(22,961)
Common stock transactions	7,253	1,274
Net cash provided by (used in) financing activities	9,906	(2,064)
Net change in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$ -	-

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

1.   Interim reporting

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the financial statements and notes thereto, and the Company's description of critical accounting policies, included in the Company's 2003 Annual Report filed on Form 10-K, as filed with the Securities and Exchange Commission, which includes consolidated financial statements for the year ended December 31, 2003.

2.   Acquisition

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

Current assets	$ 62,942
Property, plant and equipment	53,421
Goodwill	78,083
Intangible assets	178,340
Other assets	52
Total assets acquired	372,838

Current liabilities	14,999
Other liabilities	8,000
Total liabilities assumed	22,999
Net assets acquired	$ 349,839

      Of the approximately $178,340 of acquired intangible assets, approximately $125,580 was assigned to trade names and not subject to amortization. The remaining $52,760 was assigned to customer relationships with a weighted-average useful life of approximately 15 years. Goodwill of approximately $78,035 was assigned to the Mohawk segment. The goodwill is deductible for income tax purposes.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

      The following unaudited pro forma financial information presents the combined results of operations of Mohawk and Lees Carpet as if the acquisition had occurred at the beginning of 2003, after giving effect to certain adjustments, including increased interest expense on debt related to the acquisition, the amortization of customer relationships, depreciation and related income tax effects. The pro forma information does not necessarily reflect the results of operations that would have occurred had Mohawk and Lees Carpet constituted a single entity during such period. The following table discloses the results for the period ended March 29, 2003:

March 29, 2003

Net sales	$ 1,144,390
Net earnings	$ 42,913
Basic earnings per share	$ 0.65
Diluted earnings per share	$ 0.64

3. Receivables

Receivables are as follows:
	April 3, 2004	December 31, 2003

Customers, trade	$ 759,426	663,269
Other	3,021	4,648
	762,447	667,917
Less allowance for discounts, returns, claims
and doubtful accounts	98,407	94,417
Net receivables	$ 664,040	573,500

4. Inventories

The components of inventories are as follows:
	April 3, 2004	December 31, 2003

Finished goods	$ 579,772	535,645
Work in process	85,620	72,981
Raw materials	232,078	223,789
Total inventories	$ 897,470	832,415

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

5. Accounts payable and accrued expenses

Accounts payable and accrued expenses are as
follows:
	April 3, 2004	December 31, 2003

Outstanding checks in excess of cash	$ 45,802	30,429
Accounts payable, trade	308,724	245,746
Accrued expenses	254,450	262,012
Accrued compensation	104,266	99,753
Total accounts payable and accrued expenses	$ 713,242	637,940

6.   Intangible assets and goodwill

      The components of intangible assets are as follows:

	April 3, 2004	December 31, 2003
Carrying amount of amortized intangible assets:
Customer relationships	$ 53,010	53,010
Patents	600	600
	$ 53,610	53,610

Accumulated amortization of amortized intangible
assets:
Customer relationships	$ 1,431	541
Patents	25	10
	$ 1,456	551

Unamortized intangible assets:
Trade names	$ 272,280	272,280

Amortization expense:	Three Months Ended
	April 3, 2004	March 29, 2003

Aggregate amortization expense	$ 905	-

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

Goodwill consists of the following:
	Mohawk	Dal-Tile
	Segment	Segment	Total

Balance as of January 1, 2004	$ 195,083	1,173,617	1,368,700
Goodwill recognized during the period	49	-	49
Balance as of April 3, 2004	195,132	1,173,617	1,368,749

7.   Product Warranties

      The Company warrants certain qualitative attributes of its products for up to 20 years. The Company records a provision for estimated warranty and related costs, based on historical experience and periodically adjusts these provisions to reflect actual experience. The warranty provision is as follows:

	Three Months Ended
	April 3, 2004	March 29, 2003

Balance at beginning of period	$ 5,190	7,184
Warranty claims paid	(12,284)	(15,677)
Warranty expense	12,108	14,830
Balance at end of period	$ 5,014	6,337

8.   Comprehensive income

      Comprehensive income is as follows:

	Three Months Ended
	April 3, 2004	March 29, 2003

Net earnings	$ 66,307	41,640
Other comprehensive income:
Foreign currency translation	(1,873)	-
Unrealized gain on derivative
instruments, net of income taxes	59	616
Comprehensive income	$ 64,493	42,256

9.  Stock compensation

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

      If the Company had elected to recognize compensation expense based upon the fair value at the grant dates for awards under these plans, the Company's net earnings per share would have been reduced as follows:

	Three Months Ended
	April 3, 2004	March 29, 2003

Net earnings as reported	$ 66,307	41,640
Deduct: Stock-based employee compensation
expense determined under fair value based
method for all options, net of related tax effects	(1,214)	(1,384)
Pro forma net earnings	$ 65,093	40,256

Net earnings per common share (basic):
As reported	$ 1.00	0.63
Pro forma	$ 0.98	0.61
Net earnings per common share (diluted):
As reported	$ 0.98	0.62
Pro forma	$ 0.97	0.60

      The following weighted average assumptions were used to determine the fair value using the Black-Scholes option-pricing model:

	Three Months Ended
	April 3, 2004	March 29, 2003

Dividend yield	-	-
Risk-free interest rate	2.5%	4.3%
Volatility	44.5%	44.2%
Expected life (years)	6	6

10.  Earnings per share

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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	April 3, 2004	March 29, 2003

Net earnings	$ 66,307	41,640

Weighted-average common and dilutive potential
common shares outstanding:
Weighted-average common shares outstanding	66,629	66,355
Add weighted-average dilutive potential common
shares - options to purchase common shares, net	970	764
Weighted-average common and dilutive potential
common shares outstanding	67,599	67,119

Basic earnings per share	$ 1.00	0.63

Diluted earnings per share	$ 0.98	0.62

11.  Supplemental Consolidated Statements of Cash Flows Information

	Three Months Ended
	April 3, 2004	March 29, 2003
Net cash paid during the period for:
Interest	$ 1,001	3,480
Income taxes	$ 44,065	40,780

12.  Recent accounting pronouncements

      In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities," and later issued a revised version, FIN 46R. The revised version was applicable to all special purpose entities ("SPE's") created prior to February 1, 2003 at the end of the first interim or annual period after December 15, 2003. It was applicable to all non-SPE's created prior to February 1, 2003 at the first interim or annual reporting period ending after March 15, 2004. The Company has adopted both FIN 46 and FIN 46(R), which did not have a material impact on the Company's consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

13.  Segment reporting

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

Segment information is as follows:	Three Months Ended
	April 3, 2004	March 29, 2003
Net sales:
Mohawk	$ 1,031,978	808,111
Dal-Tile	359,283	276,604
	$ 1,391,261	1,084,715

Operating income:
Mohawk	$ 71,772	40,830
Dal-Tile	49,402	38,348
Corporate and Eliminations	(2,135)	(985)
	$ 119,039	78,193

	As of
	April 3, 2004	December 31, 2003
Assets:
Mohawk	$ 2,190,291	2,086,716
Dal-Tile	1,997,529	1,967,206
Corporate and Eliminations	114,428	109,653
	$ 4,302,248	4,163,575

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

      On November 10, 2003, the Company acquired the assets and assumed certain liabilities of the commercial carpet division of Burlington Industries, Inc., known as Lees Carpet, from W.L. Ross & Company for approximately $350 million in cash. The results of operations for Lees Carpet have been included with the Mohawk segment results and in the Company's consolidated financial statements since that date. The integration of the Lees Carpet information systems has been completed. In addition, inventories have been increased to support the Lees Carpet business and improve service levels. Lees Carpet was accretive to the Company's earnings in the first quarter of 2004.

Results of Operations

Quarter Ended April 3, 2004, as Compared with Quarter Ended March 29, 2003

      Net sales for the quarter ended April 3, 2004 were $1,391.3 million, reflecting an increase of $306.5 million, or approximately 28.3%, from the $1,084.7 million reported in the quarter ended March 29, 2003. The increased net sales are primarily attributable to the Lees Carpet acquisition completed during the fourth quarter of 2003, strong organic growth within the Mohawk and Dal-Tile segments and four more shipping days in the current quarter compared to the first quarter of 2003. The Mohawk segment recorded net sales of $1,032.0 million in the current quarter compared to $808.1 million in the first quarter of 2003, representing an increase of $223.9 million or approximately 27.7%. The increase was primarily attributable to the acquisition of Lees Carpet, strong organic growth in the hard and soft surface product categories and four more shipping days in the current quarter compared to the first quarter of 2003. The Dal-Tile segment recorded net sales of $359.3 million in the current quarter, reflecting an increase of $82.7 million or approximately 29.9%, from the $276.6 million reported in the first quarter of 2003. The increase was primarily attributable to organic growth within the tile and stone product categories and four more shipping days in the current quarter compared to the first quarter of 2003.

      Gross profit for the first quarter of 2004 was $355.7 million (25.6% of net sales) and represented an increase of $80.9 million from gross profit of $274.8 million (25.3% of net sales) for the prior year's first quarter. Gross profit as a percentage of net sales in the current quarter was favorably impacted by higher production, resulting in more absorption of fixed costs offset by increased carpet material, energy and distribution costs caused by increased natural gas, oil and commodity prices when compared to the first quarter of 2003.

      Selling, general and administrative expenses for the first quarter of 2004 were $236.7 million (17% of net sales) compared to $196.6 million (18.1% of net sales) for the prior year's first quarter. The decrease in percentage was attributable to both the Mohawk and Dal-Tile segments leveraging selling, general and administrative expenses over increased net sales.

      Operating income for the first quarter of 2004 was $119.0 million (8.6% of net sales) compared to $78.2 million (7.2% of net sales) in the first quarter of 2003. The improvement in operating income resulted from increased net sales and gross profit margins and lower selling, general and administrative expenses (as a percentage of net sales). Operating income attributable to the Mohawk segment was $71.8 million (7.0% of segment net sales) in the first quarter of 2004 compared to $40.8 million (5.1% of segment net sales) in the first quarter of 2003. Operating income attributable to the Dal-Tile segment was $49.4 million (13.8% of segment net sales) in the first quarter of 2004 compared to $38.3 million (13.9% of segment net sales) for the first quarter of 2003.

      Interest expense for the first quarter of 2004 was $14.0 million compared to $13.1 million in the first quarter of 2003. The increase in interest expense was attributable to additional debt incurred to finance the acquisition of Lees Carpet.

      Income tax expense was $37.4 million, or 36.0% of earnings before income taxes for the first quarter of 2004 compared to $23.9 million, or 36.5% of earnings before income taxes for the prior year's first quarter. The improved rate was a result of increased tax credits in the first quarter of 2004 compared to the first quarter of 2003.

Liquidity and Capital Resources

      The Company's primary capital requirements are for working capital, capital expenditures, and acquisitions. The Company's capital needs are met primarily through a combination of internally generated funds, bank credit lines, term and senior notes, the sale of receivables and credit terms from suppliers.

      The level of accounts receivable increased from $573.5 million at the beginning of 2004 to $664.0 million at April 3, 2004. The $90.5 million increase was primarily attributable to seasonal fluctuation in net sales and organic sales growth. Inventories increased from $832.4 million at the beginning of 2004 to $897.5 million at April 3, 2004, due primarily to building of inventory for hard and soft surface product categories to reflect increases in net sales and purchasing of raw materials by the Mohawk segment in advance of vendor price increases.

      The outstanding checks in excess of cash represent trade payables checks that have not yet cleared the bank. When the checks clear the bank, they are funded by the revolving credit facility. This policy does not impact any liquid assets on the consolidated balance sheet.

      Capital expenditures totaled $13.2 million during the first quarter of 2004. Capital expenditures were incurred primarily to modernize and expand manufacturing facilities and equipment. The Company's capital projects are primarily focused on increasing capacity, improving productivity and reducing costs. Capital spending during the remainder of 2004, excluding acquisitions, is expected to range from $127 million to $147 million, and will be used primarily to purchase equipment and to add manufacturing capacity.

      At April 3, 2004, the Company had credit facilities of $300 million under its revolving credit line and $50 million under various short-term uncommitted credit lines. All of these lines are unsecured. At April 3, 2004, a total of approximately $257.8 million was available under both the credit facility and uncommitted credit lines compared to $237.3 million available under both the credit facility and uncommitted credit lines at December 31, 2003.

      The Company has an on-balance sheet trade accounts receivable securitization agreement ("Securitization Facility"). The Securitization Facility allows the Company to borrow up to $350 million based on available accounts receivable. At April 3, 2004, the Company had $190 million outstanding secured by approximately $706.4 million of trade receivables compared to $182 million secured by approximately $649 million of trade receivables at December 31, 2003.

Recent Accounting Pronouncements

      In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities," and later issued a revised version, FIN 46R. The revised version was applicable to all special purpose entities ("SPE's") created prior to February 1, 2003 at the end of the first interim or annual period after December 15, 2003. It was applicable to all non-SPE's created prior to February 1, 2003 at the first interim or annual reporting period ending after March 15, 2004. The Company has adopted both FIN 46 and FIN 46(R), which did not have a material impact on the Company's consolidated financial statements.

Critical Accounting Policies and Estimates

      There were no significant changes to the Company's critical accounting policies and estimates during the period. The Company's critical accounting policies and estimates are described in the Company's 2003 Annual Report filed on Form 10-K.

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

Forward-Looking Information

      Certain of the statements in this Form 10-Q, particularly anticipating of future performance, business prospects, growth and operating strategies, proposed acquisitions, and similar matters, and those that include the words "believes," "anticipates," "forecast," "estimates" or similar expressions constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended. For those statements, Mohawk claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. There can be no assurance that the forward-looking statements will be accurate because they are based on many assumptions, which involve risks and uncertainties. The following important factors could cause future results to differ: changes in industry conditions; competition; raw material prices; timing and level of capital expenditures; integration of acquisitions; introduction of new products; rationalization of operations; and other risks identified in Mohawk's SEC reports and public announcements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Natural Gas Risk Management

      The Company has designated natural gas futures contracts as cash flow hedges. The outstanding contracts are valued at market with the offset going to other comprehensive income, net of applicable income taxes. Any gain or loss is recognized in cost of sales in the same period or periods during which the hedged transaction affects earnings. At April 3, 2004, the Company had natural gas contracts outstanding with an aggregate notional amount of approximately 2.7 million MMBTU's. The fair value of these contracts, which mature from April 2004 to December 2004, was an asset of  $3.6 million, with the offset recorded in other comprehensive income, net of applicable income taxes. At March 29, 2003, the Company had natural gas contracts outstanding with an aggregate notional amount of approximately 1.2 million MMBTU's. The fair value of these contracts was an asset of  $3.0 million, with the offset recorded in other comprehensive income, net of applicable income taxes.

      In addition, the long-term supply agreements for natural gas are accounted for under the normal purchases provision within SFAS No. 133 and its amendments. At April 3, 2004, the Company had normal purchase commitments of approximately 2.0 million MMBTU's for periods maturing from April 2004 through August 2005. The contracted value of these commitments was approximately $8.3 million and the fair value of these commitments was approximately $11.6 million. At March 29, 2003, the Company had normal purchase commitments of approximately 3.6 million MMBTU's. The contracted value of these commitments was approximately $14.3 million and the fair value of these commitments was approximately $17.3 million.

Foreign Currency Rate Management

      The Company enters into foreign exchange forward contracts to hedge costs associated with its operations in Mexico. The objective of these transactions is to reduce volatility of exchange rates where these operations are located by fixing a portion of their costs in U.S. currency. Gains and losses are recognized in cost of sales in the same period or periods during which the hedged transaction affects earnings. Accordingly, these contracts have been designated as cash flow hedges. At April 3, 2004, the Company had forward contracts maturing from April 2004 through December 2004, to purchase approximately 104 million Mexican Pesos. The aggregate U.S. Dollar value of these contracts at April 3, 2004 was approximately $9.0 million. The contracts are marked to market in current assets or other current liabilities with the offset to other comprehensive income, net of applicable income taxes. Unrealized gains at April 3, 2004 were not significant. At March 29, 2003, the Company had forward contracts to purchase approximately 176.6 million Mexican Pesos. The aggregate U.S. Dollar value of these contracts at March 29, 2003 was approximately $16.3 million. Unrealized losses at March 29, 2003 were not significant.

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

Item 2.  Changes in Securities, Use of Proceeds and Issuers Purchases of Equity Securities

Mohawk Industries, Inc. Purchases of Equity Securities

Maximum
Number
of
			Total	Shares that
			Number of Shares	May Yet Be
		Average	Purchased as Part	Purchased
	Total Number	Price	of Publicly	Under the
	of Shares	Paid per	Announced Plans	Plans or
Period	Purchased	Share	or Programs	Programs
Opening balance	10,956,690	$ 26.75	15,000,000	4,043,310
Month #1 (January 1, 2004-
February 7, 2004)	-	-	-	-
Month #2 (February 8, 2004-
March 6, 2004)	-	-	-	-
Month #3 (March 7, 2004-
April 3, 2004)	-	-	-	-
Total	10,956,690	$ 26.75	15,000,000	4,043,310

     On September 29, 1999, the Company announced that its Board of Directors authorized the repurchase of up to 5 million shares of the Company's common stock. On December 16, 1999, the Company announced that the Company's Board of Directors authorized the repurchase of an additional 5 million of its common stock under the existing repurchase plan. On May 18, 2000, the Company announced that the Company's Board of Directors authorized the repurchase of an additional 5 million of its common stock under the existing repurchase plan.

Item 3.  Defaults Upon Senior Securities
               None.

Item 4.  Submission of Matters to a Vote of Security Holders
               None.

Item 5.  Other Information
               None.

Item 6. Exhibits and Reports on Form 8-K

No.      Description

            Exhibits

(a)     31.1       Certification Pursuant to Rule 13a-14(a)
          31.2       Certification Pursuant to Rule 13a-14(a)
          32.1       Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
          32.2       Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)     Reports on Form 8-K
          Current Report on Form 8-K: Fourth quarter and year-end earnings press release, dated February 5, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                                           MOHAWK INDUSTRIES, INC.

Dated: May 10, 2004                                                                                         By: /s/ Jeffrey S. Lorberbaum
                                                                                                                              JEFFREY S. LORBERBAUM, President and
                                                                                                                              Chief Executive Officer (principal executive officer)

Dated: May 10, 2004                                                                                         By: /s/ John D. Swift
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