Form 10-Q
period 2004-08-09
MOHAWK INDUSTRIES INC
filed 2004-08-09
CIK 851968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q

                    [Mark One]

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2004

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

      The number of shares outstanding of the issuer's classes of capital stock as of August 5, 2004, the latest practicable date, is as follows: 66,720,723 shares of Common Stock, $.01 par value.

MOHAWK INDUSTRIES, INC.
INDEX

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
(In thousands)
(Unaudited)

	July 3, 2004	December 31, 2003

Current assets:

Receivables	$ 698,852	573,500

Inventories	926,396	832,415

Prepaid expenses	43,436	43,043

Deferred income taxes	84,260	84,260
Total current assets	1,752,944	1,533,218

Property, plant and equipment, at cost	1,771,335	1,735,490
Less accumulated depreciation and
amortization	871,877	816,405

Net property, plant and equipment	899,458	919,085

Goodwill	1,376,381	1,368,700

Other intangible assets	324,648	325,339

Other assets	14,639	17,233

	$ 4,368,070	4,163,575

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY
(In thousands, except per share data)
(Unaudited)

	July 3, 2004	December 31, 2003

Current liabilities:

Current portion of long-term debt	$ 274,459	302,968
Accounts payable and accrued expenses	715,074	637,940
Total current liabilities	989,533	940,908

Deferred income taxes	183,669	183,669
Long-term debt, less current portion	709,425	709,445
Other long-term liabilities	30,243	31,752
Total liabilities	1,912,870	1,865,774

Stockholders' equity:
Preferred stock, $.01 par value; 60 shares
authorized; no shares issued	-	-
Common stock, $.01 par value; 150,000 shares
authorized; 77,313 and 77,050 shares issued
in 2004 and 2003, respectively	773	770
Additional paid-in capital	1,048,819	1,035,733
Retained earnings	1,695,225	1,541,761
Accumulated other comprehensive income, net	69	2,313
	2,744,886	2,580,577
Less treasury stock at cost; 10,605 and 10,515
shares in 2004 and 2003, respectively	289,686	282,776
Total stockholders' equity	2,455,200	2,297,801

	$ 4,368,070	4,163,575

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	July 3, 2004	June 28, 2003

Net sales	$ 1,486,916	1,247,181

Cost of sales	1,093,686	907,078
Gross profit	393,230	340,103

Selling, general and administrative expenses	242,557	210,035
Operating income	150,673	130,068

Other expense (income):
Interest expense	13,212	14,087
Other expense	2,568	1,059
Other income	(1,577)	(3,164)
	14,203	11,982

Earnings before income taxes	136,470	118,086

Income taxes	49,312	43,101

Net earnings	$ 87,158	74,985

Basic earnings per share	$ 1.31	1.14

Weighted-average common shares outstanding	66,742	65,886

Diluted earnings per share	$ 1.29	1.12

Weighted-average common and dilutive potential
common shares outstanding	67,564	66,709

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)
(Unaudited)

	Six Months Ended
	July 3, 2004	June 28, 2003

Net sales	$ 2,878,177	2,331,896

Cost of sales	2,129,216	1,716,997
Gross profit	748,961	614,899

Selling, general and administrative expenses	479,249	406,638
Operating income	269,712	208,261

Other expense (income):
Interest expense	27,166	27,185
Other expense	4,496	2,449
Other income	(2,083)	(5,034)
	29,579	24,600

Earnings before income taxes	240,133	183,661

Income taxes	86,668	67,036

Net earnings	$ 153,465	116,625

Basic earnings per share	$ 2.30	1.76

Weighted-average common shares outstanding	66,686	66,120

Diluted earnings per share	$ 2.27	1.74

Weighted-average common and dilutive potential
common shares outstanding	67,582	66,914

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Six Months Ended
	July 3, 2004	June 28, 2003

Cash flows from operating activities:
Net earnings	$ 153,465	116,625
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Depreciation and amortization	61,110	51,438
Tax benefit on exercise of stock options	4,330	1,917
Loss on disposal of property, plant
and equipment	224	273
Changes in operating assets and liabilities,
net of effects of acquisition:
Receivables	(123,619)	(76,751)
Inventories	(88,178)	(119,009)
Accounts payable and accrued expenses	50,450	64,745
Other assets and prepaid expenses	1,410	7,717
Other liabilities	(1,510)	4,177
Net cash provided by operating activities	57,682	51,132

Cash flows from investing activities:
Additions to property, plant and equipment, net	(38,674)	(69,633)
Acquisition	(14,998)	-
Net cash used in investing activities	(53,672)	(69,633)

Cash flows from financing activities:
Net change in revolving line of credit	(6,510)	24,902
Net change in asset securitization	(22,000)	-
Payments of debt	(19)	(581)
Change in outstanding checks in excess of cash	23,249	17,700
Acquisition of treasury stock	(7,182)	(27,838)
Common stock transactions	8,452	4,318
Net cash (used in) provided by financing activities	(4,010)	18,501
Net change in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$ -	-

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

1.   Interim reporting

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto, and the Company's description of critical accounting policies, included in the Company's 2003 Annual Report filed on Form 10-K, as filed with the Securities and Exchange Commission.

      Certain prior period financial statement balances  have been reclassified to conform to the current period's presentation.

2.   Acquisition

      On November 10, 2003, the Company acquired the assets and assumed certain liabilities of the carpet division of Burlington Industries, Inc. ("Lees Carpet") from W.L. Ross & Company for approximately $352,009 in cash. The results of Lees Carpet have been included with the Mohawk segment results in the Company's consolidated financial statements since that date. The primary reason for the acquisition was to expand the Company's presence in the commercial carpet market.

      The following table summarizes the preliminary estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition for Lees Carpet.

Current assets	$ 62,939
Property, plant and equipment	53,424
Goodwill	78,083
Intangible assets	178,340
Other assets	52
Total assets acquired	372,838

Current liabilities	12,829
Other liabilities	8,000
Total liabilities assumed	20,829
Net assets acquired	$ 352,009

      Of the approximately $178,340 of acquired intangible assets, approximately $125,580 was assigned to trade names and not subject to amortization. The remaining $52,760 was assigned to customer relationships with a weighted-average useful life of approximately 15 years. Goodwill of approximately $78,035 was assigned to the Mohawk segment. The goodwill is deductible for income tax purposes.

      The following unaudited pro forma financial information presents the combined results of operations of Mohawk and Lees Carpet as if the acquisition had occurred at the beginning of 2003, after giving effect to certain adjustments, including increased interest expense on debt related to the acquisition, the amortization of customer relationships, depreciation and related income tax effects. The pro forma information does not necessarily reflect the results of operations that would have occurred had Mohawk and Lees Carpet constituted a single entity during such period. The following table discloses the pro forma results for the three and six-month periods ended June 28, 2003:

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three months	Six months

Net sales	$ 1,318,491	2,462,881
Net earnings	$ 78,448	121,361
Basic earnings per share	$ 1.19	1.84
Diluted earnings per share	$ 1.18	1.81

3. Receivables

Receivables are as follows:
	July 3, 2004	December 31, 2003

Customers, trade	$ 795,547	663,269
Other	5,173	4,648
	800,720	667,917
Less allowance for discounts, returns, claims
and doubtful accounts	101,868	94,417

Net receivables	$ 698,852	573,500

4. Inventories

The components of inventories are as follows:
	July 3, 2004	December 31, 2003

Finished goods	$ 598,551	535,645
Work in process	88,757	72,981
Raw materials	239,088	223,789

Total inventories	$ 926,396	832,415

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

5. Accounts payable and accrued expenses

Accounts payable and accrued expenses are as
follows:
	July 3, 2004	December 31, 2003

Outstanding checks in excess of cash	$ 53,678	30,429
Accounts payable, trade	324,945	245,746
Accrued expenses	238,300	262,012
Accrued compensation	98,151	99,753

Total accounts payable and accrued expenses	$ 715,074	637,940

6.   Intangible assets and goodwill

      The components of intangible assets are as follows:

			July 3,	December 31,
Carrying amount of amortized			2004	2003
intangible assets:

Customer relationships			$ 54,160	53,010
Patents			600	600
			$ 54,760	53,610

Accumulated amortization of
amortized intangible assets:
Customer relationships			$ 2,352	541
Patents			40	10
			$ 2,392	551

Unamortized intangible assets:
Trade names			$ 272,280	272,280

Total other intangible assets			$ 324,648	325,339

Amortization expense:	Three Months Ended		Six Months Ended
	July 3,	June 28,	July 3,	June 28,
	2004	2003	2004	2003

Aggregate amortization expense	$ 936	-	1,841	-

  MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Goodwill consists of the following:
	Mohawk	Dal-Tile
	Segment	Segment	Total

Balance as of January 1, 2004	$ 195,083	1,173,617	1,368,700
Goodwill recognized during the period	49	7,632	7,681
Balance as of July 3, 2004	195,132	1,181,249	1,376,381

      The increase in goodwill was attributable to an acquisition within the Dal-Tile segment during the second quarter of 2004.

7.   Product Warranties

      The Company warrants certain qualitative attributes of its products for up to 20 years. The Company records a provision for estimated warranty and related costs, based on historical experience and periodically adjusts these provisions to reflect actual experience. The warranty provision is as follows:

	Three Months Ended		Six Months Ended
	July 3,	June 28,	July 3,	June 28,
	2004	2003	2004	2003

Balance at beginning of period	$ 5,014	6,637	5,190	7,184
Warranty claims paid	(11,999)	(13,097)	(24,283)	(28,474)
Warranty expense	12,112	12,539	24,220	27,369
Balance at end of period	$ 5,127	6,079	5,127	6,079

8.  Comprehensive income

      Comprehensive income is as follows:

	Three Months Ended		Six Months Ended
	July 3,	June 28,	July 3,	June 28,
	2004	2003	2004	2003

Net earnings	$ 87,158	74,985	153,465	116,625
Other comprehensive income:
Foreign currency translation	(115)	-	(1,988)	-
Unrealized (loss) gain on derivative
instruments, net of income taxes	(316)	507	(256)	1,123
Comprehensive income	$ 86,727	75,492	151,221	117,748

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

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

      If the Company had elected to recognize compensation expense based upon the fair value at the grant dates for awards under these plans, the Company's net earnings per share would have been reduced as follows:

	Three Months Ended		Six Months Ended
	July 3,	June 28,	July 3,	June 28,
	2004	2003	2004	2003

Net earnings as reported	$ 87,158	74,985	153,465	116,625
Deduct: Stock-based employee
compensation expense determined
under fair value based method for all
options, net of related tax effects	(1,892)	(1,692)	(3,877)	(2,903)
Pro forma net earnings	$ 85,266	73,293	149,588	113,722

Net earnings per common share (basic):
As reported	$ 1.31	1.14	2.30	1.76
Pro forma	$ 1.28	1.11	2.24	1.72
Net earnings per common share (diluted):
As reported	$ 1.29	1.12	2.27	1.74
Pro forma	$ 1.27	1.10	2.22	1.70

      The following weighted average assumptions were used to determine the fair value using the Black-Scholes option-pricing model:

	Three
	Months Ended	Six Months Ended
	July 3,	July 3,	June 28,
	2004	2004	2003

Dividend yield	-	-	-
Risk-free interest rate	3.7%	2.9%	4.3%
Volatility	40.7%	43.7%	44.2%
Expected life (years)	6	6	6

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

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

      Dilutive common stock options are included in the diluted EPS calculation using the treasury stock method.  Options to purchase common stock were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive were 28 and 652 shares for the three month period ended July 3, 2004 and June 28, 2003, respectively and 11 and 652 shares the six month period ended July 3, 2004 and June 28, 2003, respectively.

	Three Months Ended		Six Months Ended
	July 3,	June 28,	July 3,	June 28,
	2004	2003	2004	2003

Net earnings	$ 87,158	74,985	153,465	116,625

Weighted-average common and dilutive
potential common shares outstanding:

Weighted-average common shares
outstanding	66,742	65,886	66,686	66,120

Add weighted-average dilutive
potential common shares - options to
purchase common shares, net	822	823	896	794

Weighted-average common and dilutive
potential common shares outstanding	67,564	66,709	67,582	66,914

Basic earnings per share	$ 1.31	1.14	$ 2.30	1.76

Diluted earnings per share	$ 1.29	1.12	$ 2.27	1.74

11.  Supplemental Condensed Consolidated Statements of Cash Flows Information

	Six Months Ended
	July 3, 2004	June 28, 2003
Net cash paid during the period for:
Interest	$ 30,740	30,349
Income taxes	$ 104,653	65,101

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

12.  Segment reporting

      The Company has two operating segments, the Mohawk segment, and the Dal-Tile segment. The Mohawk segment sells and distributes its product lines, which include broadloom carpet, rugs, pad, ceramic tile, hardwood, vinyl and laminate through independent floor covering retailers, home centers, mass merchandisers, department stores, commercial dealers and commercial end users. The Dal-Tile segment product lines include ceramic tile, porcelain tile and stone products sold through company-operated sales service centers, independent distributors and home centers.

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

Segment information is as follows:
	Three Months Ended		Six Months Ended
	July 3,	June 28,	July 3,	June 28,
	2004	2003	2004	2003
Net sales:
Mohawk	$ 1,106,512	926,745	2,138,490	1,734,856
Dal-Tile	380,404	320,436	739,687	597,040
	$ 1,486,916	1,247,181	2,878,177	2,331,896

Operating income:
Mohawk	$ 97,050	85,724	168,822	126,554
Dal-Tile	55,895	46,699	105,297	85,047
Corporate and Eliminations	(2,272)	(2,355)	(4,407)	(3,340)
	$ 150,673	130,068	269,712	208,261

			As of
			July 3,	December 31,
			2004	2003
Assets:
Mohawk			$ 2,221,252	2,086,716
Dal-Tile			2,035,850	1,967,206
Corporate and Eliminations			110,968	109,653
			$ 4,368,070	4,163,575

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      The Company is a leading producer of floorcovering products for residential and commercial applications in the United States. The Company is the second largest carpet and rug manufacturer, and a leading manufacturer, marketer and distributor of ceramic tile and natural stone, in the United States. The Company has two operating segments, the Mohawk segment and the Dal-Tile segment. The Mohawk segment distributes its product lines, which include broadloom carpet, rugs, pad, ceramic tile, hardwood, vinyl and laminate through its network of approximately 54 regional distribution centers and satellite warehouses using its fleet of company-operated trucks, common carrier or rail transportation. The segment products are purchased by independent floor covering retailers, home centers, mass merchandisers, department stores, independent distributors, commercial dealers, and commercial end users. The Dal-Tile segment product lines include ceramic tile, porcelain tile and stone products distributed through approximately 254 company-operated sales service centers and regional distribution centers using primarily common carriers and rail transportation. The segment products are purchased by tile specialty dealers, tile contractors, floor covering retailers, commercial end users, independent distributors, and home centers.

      The Company reported net earnings of $87.2 million or diluted earnings per share ("EPS") of $1.29, up 15%, for the second quarter of 2004 compared to net earnings of $75.0 million or $1.12 EPS for the second quarter of 2003. The improvement in EPS resulted from strong organic sales growth from both the Mohawk and Dal-Tile segments, better leveraging of selling, general and administrative costs and the Lees Carpet acquisition, offset by higher raw material and energy costs.

      The Company reported net earnings of $153.5 million or EPS of $2.27, up 30%, for the first half of 2004 compared to net earnings of $116.6 million or $1.74 EPS for the first half of 2003. The improvement in EPS resulted from strong organic sales growth from both the Mohawk and Dal-Tile segments, four additional sales days in the first quarter of 2004 when compared to the first quarter of 2003, better leveraging of selling, general and administrative costs and the Lees Carpet acquisition, offset by higher raw material and energy costs.

      In addition, the Company has implemented three price increases within the Mohawk segment during the first half of 2004 to offset increases in raw material and energy prices. The Company believes that there may be additional increases in raw material prices within the Mohawk segment during the third quarter of 2004.

      The Company believes its financial condition remained strong in the second quarter of 2004 as evidenced by the Company's debt to capitalization ratio improving to 28.6% and inventory turns improving to 4.7 times.

Results of Operations

Quarter Ended July 3, 2004, as Compared with Quarter Ended June 28, 2003

      Net sales for the quarter ended July 3, 2004 were $1,486.9 million, reflecting an increase of $239.7 million, or approximately 19.2%, from the $1,247.2 million reported in the quarter ended June 28, 2003. The increased net sales were primarily attributable to strong organic sales growth from both the Mohawk and Dal-Tile segments. The Mohawk segment recorded net sales of $1,106.5 million in the current quarter compared to $926.7 million in 2003, representing an increase of $179.8 million, or approximately 19.4%. The increase was attributable to strong organic growth in all product categories and the Lees Carpet acquisition. The Dal-Tile segment recorded net sales of $380.4 million in the current quarter, reflecting an increase of $60.0 million, or approximately 18.7%, from the $320.4 million reported in the quarter ended June 28, 2003. The increase was primarily organic growth within all product categories and an acquisition made in the second half of 2003.

      Gross profit for the second quarter of 2004 was $393.2 million (26.4% of net sales) compared to the gross profit of $340.1 million (27.3% of net sales) for the prior year's second quarter. Gross profit as a percentage of net sales in the current quarter was unfavorably impacted when compared to the second quarter of 2003 by higher raw material and energy costs.

      Selling, general and administrative expenses for the current quarter were $242.6 million (16.3% of net sales) compared to $210.0 million (16.8% of net sales) for the prior year's second quarter. The reduction in percentage was attributable to better leveraging of selling, general and administrative expenses.

      Operating income for the current quarter was $150.7 million (10.1% of net sales) compared to $130.1 million (10.4% of net sales) in the second quarter of 2003. Operating income attributable to the Mohawk segment was $97.1 million (8.8% of segment net sales) in the second quarter of 2004 compared to $85.7 million (9.3% of segment net sales) in the second quarter of 2003. Operating income attributable to the Dal-Tile segment was $55.9 million (14.7% of segment net sales) in the second quarter of 2004 compared to $46.7 million (14.6% of segment net sales) in the second quarter of 2003.

      Interest expense for the second quarter of 2004 was $13.2 million compared to $14.1 million in the second quarter of 2003. The decrease in interest expense was attributable to a favorable periodic fair value adjustment on an interest rate swap.

      Income tax expense was $49.3 million, or 36.1% of earnings before income taxes for the second quarter of 2004 compared to $43.1 million, or 36.5% of earnings before income taxes for the prior year's second quarter. The improved rate was a result of the utilization of tax credits.

Six Months Ended July 3, 2004, as Compared with Six Months Ended June 28, 2003

      Net sales for the first six months ended July 3, 2004 were $2,878.2 million, reflecting an increase of $546.3 million, or approximately 23.4%, from the $2,331.9 million reported in the six months ended June 28, 2003. The increased net sales are primarily attributable to strong organic sales growth from both the Mohawk and Dal-Tile segments. The Mohawk segment recorded net sales of $2,138.5 million in the first half of 2004 compared to $1,734.9 million in the first half of 2003, representing an increase of $403.6 million or approximately 23.3%. The increase was attributable to strong organic growth in all product categories, four more shipping days in the first half of 2004 when compared to the first half of 2003 and the Lees Carpet acquisition. The Dal-Tile segment recorded net sales of $739.7 million in the first half of 2004, reflecting an increase of $142.6 million or 23.9%, from the $597.0 million reported in the first half of 2003. The increase was attributable to strong organic growth in all product categories, four more shipping days in the first half of 2004 when compared to the first half of 2003 and an acquisition made in the second half of 2003. The Company's fiscal calendar for 2004 when compared to 2003, increased by four days in the first quarter which added approximately 3% to total sales in the first half of 2004. The fourth quarter of 2004 will have four less days than the fourth quarter of 2003. The Company believes this may impact net sales by approximately 7% over the prior year.

      Gross profit for the first half of 2004 was $749.0 million (26.0% of net sales) and represented an increase from gross profit of $614.9 million (26.4% of net sales) for the prior year's first half. Gross profit as a percentage of net sales in the current first half were unfavorably impacted when compared to the first half of 2003 by increased raw material and energy prices.

      Selling, general and administrative expenses for the first half of 2004 were $479.3 million (16.7% of net sales) compared to $406.6 million (17.4% of net sales) for the prior year's first half. The reduction in percentage was attributable to better leveraging of selling, general and administrative expenses.

      Operating income for the first half of 2004 was $269.7 million (9.4% of net sales) compared to $208.3 million (8.9% of net sales) in the first half of 2003. Operating income attributable to the Mohawk segment was $168.8 million (7.9% of segment net sales) in the first half of 2004 compared to $126.6 million (7.3% of segment net sales) in the first half of 2003. Operating income attributable to the Dal-Tile segment was $105.3 million (14.2% of segment net sales) in the first half of 2004 compared to $85.0 million (14.2% of segment net sales) in the first half of 2003.

      Interest expense for the first half of 2004 and 2003 was $27.2 million, respectively. Interest expense for the first half of 2004 was offset by a favorable periodic fair value adjustment on an interest rate swap.

      Income tax expense was $86.7 million, or 36.1% of earnings before income taxes for the first half of 2004 compared to $67.0 million, or 36.5% of earnings before income taxes for the prior year's first half. The improved rate was a result of the utilization of tax credits.

Liquidity and Capital Resources

      The Company's primary capital requirements are for working capital, capital expenditures and acquisitions.  The Company's capital needs are met primarily through a combination of internally generated funds, bank credit lines, term and senior notes, the sale of receivables and credit terms from suppliers.

      Cash flows generated by operations for the first six months of 2004 were $57.7 million compared to $51.1 million for the first six months of 2003. The increase was primarily attributable to an increase in net earnings and depreciation and amortization offset by an increase in working capital requirements attributable to increased sales within both the Mohawk and Dal-Tile segments.

      Net cash used in investing activities for the first six months of 2004 was $53.7 million compared to $69.6 million for the first six months of 2003. The decrease was primarily attributable to lower capital expenditures related to capital projects in the first half of 2004 when compared to the first half of 2003, offset by an acquisition within the Dal-Tile segment in the first half of 2004. Capital expenditures were incurred primarily to modernize, add, and expand manufacturing and distribution facilities and equipment. Capital spending during the remainder of 2004 for both the Mohawk and Dal-Tile segments combined, excluding acquisitions, is expected to range from $112 million to $132 million, and will be used primarily to purchase equipment and to add manufacturing capacity.

      Net cash used in financing activities for the first six months of 2004 was $4.0 million compared to the net cash provided of $18.5 for the first six months of 2003. The primary reason for the change was a reduction in variable rate debt offset by the repurchase of Company common stock. The Company's debt to capitalization ratio was 28.6% at July 3, 2004 compared to 28.9% at June 29, 2003. The Company repurchased 100,000 common shares during the current quarter for approximately $7.2 million. Since the inception of the stock repurchase program the Company has repurchased 11.1 million shares of common stock for approximately $300.3 million.

      The Company believes that its available credit facilities at July 3, 2004 are adequate to support its operations and working capital requirements. At July 3, 2004, the Company had credit facilities of $300 million under its revolving credit line and $50 million under various short-term uncommitted credit lines. All of these lines are unsecured. At July 3, 2004, a total of approximately $243.6 million was available under both the credit facility and uncommitted credit lines compared to $237.3 million available under both the credit facility and uncommitted credit lines at December 31, 2003.

      The Company has an on-balance sheet trade accounts receivable securitization agreement ("Securitization Facility"). The Securitization Facility allows the Company to borrow up to $350 million based on available accounts receivable. At July 3, 2004, the Company had $160 million outstanding secured by approximately $768.5 million of trade receivables compared to $182 million secured by approximately $649 million of trade receivables at December 31, 2003.

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

Forward-Looking Information

      Certain of the statements in this Form 10-Q, particularly those anticipating future performance, business prospects, growth and operating strategies, proposed acquisitions, and similar matters, and those that include the words "believes," "anticipates," "forecast," "estimates" or similar expressions constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended. For those statements, Mohawk claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. There can be no assurance that the forward-looking statements will be accurate because they are based on many assumptions, which involve risks and uncertainties. The following important factors could cause future results to differ: changes in industry conditions; competition; raw material prices; timing and level of capital expenditures; integration of acquisitions; introduction of new products; rationalization of operations; and other risks identified in Mohawk's SEC reports and public announcements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      The Company's exposures to market risk have not changed materially since December 31, 2003.

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

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Mohawk Industries, Inc. Purchases of Equity Securities

Maximum
Number
of
			Total	Shares that
			Number of Shares	May Yet Be
		Average	Purchased as Part	Purchased
	Total Number	Price	of Publicly	Under the
	of Shares	Paid per	Announced Plans	Plans or
Period	Purchased	Share	or Programs	Programs
Opening balance		$ 26.75	10,956,390	4,043,310
Month #1 (April 4, 2004-
May 8, 2004)	-	-	-	-
Month #2 (May 9, 2004-
June 5, 2004)	100,000	71.82	11,056,690	3,943,310
Month #3 (June 6, 2004-
July 3, 2004)	-	-	-	-
Cumulative to date		$ 27.16	11,056,690	3,943,310

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

Item 3.  Defaults Upon Senior Securities
     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders was held on May 15, 2004, at which time stockholders were asked to elect a class of directors to serve a three-year term beginning in 2004.

     Leo Benatar, Phyllis O. Bonanno, David L. Kolb and W. Christopher Wellborn were elected Class III directors of the Company for a term expiring in 2007. Mr. Benatar was elected by stockholders owning 60,238,707 shares of common stock, with stockholders owning 694,608 shares withholding authority. Ms. Bonanno was elected by stockholders owning 60,271,425 shares of common stock, with stockholders owning 661,890 shares withholding authority. Mr. Kolb was elected by stockholders owning 60,521,658 shares of common stock, with stockholders owning 411,657 shares withholding authority. Mr. Wellborn was elected by stockholders owning 60,070,720 shares of common stock, with stockholders owning 862,595 shares withholding authority. Messrs. Bruce C. Bruckmann, John F. Fiedler, Jeffrey S. Lorberbaum, Larry W. McCurdy, Robert N. Pokelwaldt and Sylvester ("Jack") H. Sharpe continued their terms of office as directors.

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
(a)       31.1 Certification Pursuant to Rule 13a-14(a).
            31.2 Certification Pursuant to Rule 13a-14(a).
            32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
            32.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)       Reports on Form 8-K
          Current Report on Form 8-K: First quarter earnings press release, dated April 21, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                                                    MOHAWK INDUSTRIES, INC.

Dated: August 9, 2004                                                                                              By: /s/ Jeffrey S. Lorberbaum
                                                                                                                                            JEFFREY S. LORBERBAUM, Chairman and
                                                                                                                                            Chief Executive Officer (principal executive officer)

Dated: August 9, 2004                                                                                               By: /s/ John D. Swift
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