Form 10-Q
period 2004-11-10
MOHAWK INDUSTRIES INC
filed 2004-11-10
CIK 851968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q

                          [Mark One]

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2004

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

      The number of shares outstanding of the issuer's classes of capital stock as of November 9, 2004, the latest practicable date, is as follows: 66,676,351 shares of Common Stock, $.01 par value.

MOHAWK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

(In thousands)
(Unaudited)

	October 2, 2004	December 31, 2003

Current assets:

Receivables	$ 718,006	573,500

Inventories	1,000,802	832,415

Prepaid expenses	40,993	43,043

Deferred income taxes	84,260	84,260
Total current assets	1,844,061	1,533,218

Property, plant and equipment, at cost	1,794,030	1,735,490
Less accumulated depreciation and
amortization	895,206	816,405

Net property, plant and equipment	898,824	919,085

Goodwill	1,377,881	1,368,700

Other intangible assets	323,647	325,339

Other assets	14,757	17,233

	$ 4,459,170	4,163,575

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

(In thousands, except per share data)
(Unaudited)

	October 2, 2004	December 31, 2003

Current liabilities:

Current portion of long-term debt	$ 207,315	302,968
Accounts payable and accrued expenses	779,080	637,940
Total current liabilities	986,395	940,908

Deferred income taxes	183,669	183,669
Long-term debt, less current portion	700,009	709,445
Other long-term liabilities	29,999	31,752
Total liabilities	1,900,072	1,865,774

Stockholders' equity:
Preferred stock, $.01 par value; 60 shares
authorized; no shares issued	-	-
Common stock, $.01 par value; 150,000 shares
authorized; 77,378 and 77,050 shares issued
in 2004 and 2003, respectively	774	770
Additional paid-in capital	1,052,079	1,035,733
Retained earnings	1,807,913	1,541,761
Accumulated other comprehensive (loss)
income, net	(751)	2,313
	2,860,015	2,580,577

Less treasury stock at cost; 10,755 and 10,515	300,917	282,776
Total stockholders' equity	2,559,098	2,297,801

	$ 4,459,170	4,163,575

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	October 2, 2004	September 27, 2003

Net sales	$ 1,531,150	1,303,166

Cost of sales	1,104,340	938,280
Gross profit	426,810	364,886

Selling, general and administrative expenses	233,752	205,482
Operating income	193,058	159,404

Other expense (income):
Interest expense	13,918	14,162
Other expense	3,706	1,800
Other income	(1,239)	(467)
	16,385	15,495

Earnings before income taxes	176,673	143,909

Income taxes	63,986	52,527

Net earnings	$ 112,687	91,382

Basic earnings per share	$ 1.69	1.38

Weighted-average common shares outstanding	66,669	66,260

Diluted earnings per share	$ 1.67	1.36

Weighted-average common and dilutive potential
common shares outstanding	67,468	67,222

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)
(Unaudited)

	Nine Months Ended
	October 2, 2004	September 27, 2003

Net sales	$ 4,409,327	3,635,062

Cost of sales	3,233,556	2,655,277
Gross profit	1,175,771	979,785

Selling, general and administrative expenses	713,001	612,120
Operating income	462,770	367,665

Other expense (income):
Interest expense	41,084	41,347
Other expense	8,202	4,249
Other income	(3,322)	(5,501)
	45,964	40,095

Earnings before income taxes	416,806	327,570

Income taxes	150,654	119,563

Net earnings	$ 266,152	208,007

Basic earnings per share	$ 3.99	3.14

Weighted-average common shares outstanding	66,680	66,167

Diluted earnings per share	$ 3.94	3.10

Weighted-average common and dilutive potential
common shares outstanding	67,544	67,017

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Nine Months Ended
	October 2, 2004	September 27, 2003

Cash flows from operating activities:
Net earnings	$ 266,152	208,007
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Depreciation and amortization	93,074	77,444
Tax benefit on exercise of stock options	5,234	7,496
Loss on disposal of property, plant
and equipment	1,969	307
Changes in operating assets and liabilities,
net of effects of acquisitions:
Receivables	(142,773)	(99,500)
Inventories	(162,584)	(143,646)
Accounts payable and accrued expenses	134,850	91,972
Other assets and prepaid expenses	1,869	4,472
Other liabilities	(1,753)	5,891
Net cash provided by operating activities	196,038	152,443

Cash flows from investing activities:
Additions to property, plant and equipment, net	(70,382)	(80,323)
Acquisitions	(14,998)	(29,308)
Net cash used in investing activities	(85,380)	(109,631)

Cash flows from financing activities:
Net change in revolving line of credit
and unsecured credit lines	11,967	(4,402)
Net change in asset securitization	(92,000)	-
Payments of term loans	(25,034)	(26,494)
Payments of debt	(22)	(732)
Change in outstanding checks in excess of cash	2,035	17,005
Acquisition of treasury stock	(18,413)	(27,838)
Common stock transactions	10,809	16,009
Net cash used in financing activities	(110,658)	(26,452)
Net change in cash	-	16,360
Cash, beginning of period	-	-
Cash, end of period	$ -	16,360

See accompanying notes to condensed consolidated financial statements

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

1.   Interim reporting

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto, and the Company's description of critical accounting policies, included in the Company's 2003 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

      Certain prior period balances have been reclassified to conform to the current period's presentation.

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

      The following table summarizes the fair values of the assets acquired and the liabilities assumed at the date of acquisition for Lees Carpet.

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

      The following unaudited pro forma financial information presents the combined results of operations of Mohawk and Lees Carpet as if the acquisition had occurred at the beginning of 2003, after giving effect to certain adjustments, including increased interest expense on debt related to the acquisition, the amortization of customer relationships, depreciation and related income tax effects. The pro forma information does not necessarily reflect the results of operations that would have occurred had Mohawk and Lees Carpet constituted a single entity during such period. The following table discloses the pro forma results for the three and nine-month periods ended September 27, 2003:

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three months	Nine months

Net sales	$ 1,366,560	3,829,441
Net earnings	$ 94,284	215,645
Basic earnings per share	$ 1.42	3.26
Diluted earnings per share	$ 1.40	3.22

3. Receivables

Receivables are as follows:
	October 2, 2004	December 31, 2003

Customers, trade	$ 816,037	663,269
Other	6,253	4,648
	822,290	667,917
Less allowance for discounts, returns, claims
and doubtful accounts	104,284	94,417

Net receivables	$ 718,006	573,500

4. Inventories

The components of inventories are as follows:
	October 2, 2004	December 31, 2003

Finished goods	$ 645,371	535,645
Work in process	99,347	72,981
Raw materials	256,084	223,789

Total inventories	$ 1,000,802	832,415

5. Accounts payable and accrued expenses

Accounts payable and accrued expenses are as
follows:
	October 2, 2004	December 31, 2003

Outstanding checks in excess of cash	$ 32,464	30,429
Accounts payable, trade	351,307	245,746
Accrued expenses	285,385	262,012
Accrued compensation	109,924	99,753

Total accounts payable and accrued expenses	$ 779,080	637,940

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

6.   Intangible assets and goodwill

      The components of intangible assets are as follows:

			October 2,	December 31,
Carrying amount of amortized			2004	2003
intangible assets:

Customer relationships			$ 54,160	53,010
Patents			600	600
			$ 54,760	53,610

Accumulated amortization of
amortized intangible assets:
Customer relationships			$ 3,338	541
Patents			55	10
			$ 3,393	551

Unamortized intangible assets:
Trade names			$ 272,280	272,280

Total other intangible assets			$ 323,647	325,339

Amortization expense:	Three Months Ended		Nine Months Ended
	October 2,	September 27,	October 2,	September 27,
	2004	2003	2004	2003

Aggregate amortization expense	$ 1,001	-	2,842	-

      The increase in goodwill was attributable to an acquisition within the Dal-Tile segment during the second quarter of 2004 and a $1,500 earn-out payment made during the third quarter of 2004 related to a 2003 Mohawk segment acquisition.

Goodwill consists of the following:
	Mohawk	Dal-Tile
	Segment	Segment	Total

Balance as of January 1, 2004	$ 195,083	1,173,617	1,368,700
Goodwill recognized during the period	1,549	7,632	9,181
Balance as of October 2, 2004	$ 196,632	1,181,249	1,377,881

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

7.   Product Warranties

      The Company warrants certain qualitative attributes of its products for up to 20 years. The Company records a provision for estimated warranty and related costs, based on historical experience and periodically adjusts these provisions to reflect actual experience. The warranty provision is as follows:

	Three Months Ended		Nine Months Ended
	October 2,	September 27,	October 2,	September 27,
	2004	2003	2004	2003

Balance at beginning of period	$ 5,127	6,079	5,190	7,184
Warranty claims paid	(11,475)	(11,660)	(35,758)	(40,134)
Warranty expense	10,945	11,396	35,165	38,765
Balance at end of period	$ 4,597	5,815	4,597	5,815

8.  Comprehensive income

      Comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
	October 2,	September 27,	October 2,	September 27,
	2004	2003	2004	2003

Net earnings	$ 112,687	91,382	266,152	208,007
Other comprehensive income:
Foreign currency translation	41	-	(1,948)	-
Unrealized loss on derivative
instruments, net of income taxes	(860)	(1,458)	(1,116)	(335)
Comprehensive income	$ 111,868	89,924	263,088	207,672

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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2,	September 27,	October 2,	September 27,
	2004	2003	2004	2003

Net earnings as reported	$ 112,687	91,382	266,152	208,007
Deduct: Stock-based employee
compensation expense determined
under fair value based method for all
options, net of related tax effects	(1,850)	(1,493)	(5,727)	(4,569)
Pro forma net earnings	$ 110,837	89,889	260,425	203,438

Net earnings per common share (basic):
As reported	$ 1.69	1.38	3.99	3.14
Pro forma	$ 1.66	1.36	3.91	3.07
Net earnings per common share (diluted):
As reported	$ 1.67	1.36	3.94	3.10
Pro forma	$ 1.65	1.34	3.87	3.04

      The following weighted average assumptions were used to determine the fair value using the Black-Scholes option-pricing model:

	Nine Months Ended
	October 2,	September 27,
	2004	2003

Dividend yield	-	-
Risk-free interest rate	2.9%	4.3%
Volatility	43.6%	44.2%
Expected life (years)	6	6

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

      Dilutive common stock options are included in the diluted EPS calculation using the treasury stock method.  Options to purchase common stock were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive were 15 and 0 shares for the three month period ended October 2, 2004 and September 27, 2003, respectively and 12 and 584 shares for the nine month period ended October 2, 2004 and September 27, 2003, respectively.

	Three Months Ended		Nine Months Ended
	October 2,	September 27,	October 2,	September 27,
	2004	2003	2004	2003

Net earnings	$ 112,687	91,382	266,152	208,007

Weighted-average common and dilutive
potential common shares outstanding:

Weighted-average common shares
outstanding	66,669	66,260	66,680	66,167

Add weighted-average dilutive
potential common shares - options to
purchase common shares	799	962	864	850

Weighted-average common and dilutive
potential common shares outstanding	67,468	67,222	67,544	67,017

Basic earnings per share	$ 1.69	1.38	$ 3.99	3.14

Diluted earnings per share	$ 1.67	1.36	$ 3.94	3.10

11.  Supplemental Condensed Consolidated Statements of Cash Flows Information

	Nine Months Ended
	October 2, 2004	September 27, 2003
Net cash paid during the period for:
Interest	$ 34,224	34,251
Income taxes	$ 156,510	104,734

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

12.  Segment reporting

      The Company has two operating segments, the Mohawk segment, and the Dal-Tile segment. The Mohawk segment sells and distributes its product lines, which include broadloom carpet, rugs, pad, ceramic tile, hardwood, vinyl and laminate through independent floorcovering retailers, home centers, mass merchandisers, department stores, commercial dealers and commercial end users. The Dal-Tile segment product lines include ceramic tile, porcelain tile and stone products sold through tile and flooring retailers, contractors, independent distributors and home centers.

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

Segment information is as follows:
	Three Months Ended		Nine Months Ended
	October 2,	September 27,	October 2,	September 27,
	2004	2003	2004	2003
Net sales:
Mohawk	$ 1,130,921	967,405	3,269,411	2,702,261
Dal-Tile	400,229	335,761	1,139,916	932,801
	$ 1,531,150	1,303,166	4,409,327	3,635,062

Operating income:
Mohawk	$ 131,361	108,499	300,183	235,053
Dal-Tile	62,750	52,702	168,047	137,749
Corporate and Eliminations	(1,053)	(1,797)	(5,460)	(5,137)
	$ 193,058	159,404	462,770	367,665

			As of
			October 2,	December 31,
			2004	2003
Assets:
Mohawk			$ 2,276,475	2,086,716
Dal-Tile			2,072,761	1,967,206
Corporate and Eliminations			109,934	109,653
			$ 4,459,170	4,163,575

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      The Company is a leading producer of floorcovering products for residential and commercial applications in the United States. The Company is the second largest carpet and rug manufacturer, and a leading manufacturer, marketer and distributor of ceramic tile and natural stone, in the United States. The Company has two operating segments, the Mohawk segment, and the Dal-Tile segment. The Mohawk segment distributes its product lines, which include broadloom carpet, rugs, pad, ceramic tile, hardwood, vinyl and laminate through its network of approximately 54 regional distribution centers and satellite warehouses using its fleet of company-operated trucks, common carrier or rail transportation. The segment products are purchased by independent floorcovering retailers, home centers, mass merchandisers, department stores, independent distributors, commercial dealers, and commercial end users. The Dal-Tile segment product lines include ceramic tile, porcelain tile and stone products distributed through approximately 244 company-operated sales service centers and regional distribution centers using primarily common carriers and rail transportation. The segment products are purchased by tile specialty dealers, tile contractors, floorcovering retailers, commercial end users, independent distributors, and home centers.

      The Company reported net earnings of $112.7 million or diluted earnings per share ("EPS") of $1.67, up 23%, for the third quarter of 2004 compared to net earnings of $91.4 million or $1.36 EPS for the third quarter of 2003. The improvement in EPS resulted from strong organic sales growth from both the Mohawk and Dal-Tile segments, improved manufacturing efficiencies, higher absorption of manufacturing fixed costs, better leveraging of selling, general and administrative costs and the Lees Carpet acquisition, offset by higher raw material and energy costs.

      The Company reported net earnings of $266.2 million or EPS of $3.94, for the first nine months of 2004, up 27% compared to net earnings of $208.0 million or $3.10 EPS for the first nine months of 2003. The improvement in EPS resulted from strong organic sales growth from both the Mohawk and Dal-Tile segments, four additional sales days in the nine months of 2004 when compared to the first nine months 2003, improved manufacturing efficiencies, higher absorption of manufacturing fixed costs, better leveraging of selling, general and administrative costs and the Lees Carpet acquisition, offset by higher raw material and energy costs.

      In addition, the Company has implemented multiple price increases within the Mohawk segment during the first nine months of 2004 to offset increases in raw material and energy prices. Although the Company has not received formal notice of further increases at this time, the continuing high level of commodity costs is troubling. In addition, the Company believes these costs will stabilize over the long-term but the short-term trend of these costs is uncertain.

      The Company believes its financial condition remained strong in the third quarter of 2004 as evidenced by the Company's debt to capitalization ratio of 26.2% and inventory turns of 4.4 times.

Results of Operations

Quarter Ended October 2, 2004, as Compared with Quarter Ended September 27, 2003

      Net sales for the quarter ended October 2, 2004 were $1,531.2 million, reflecting an increase of $228.0 million, or approximately 17.5%, from the $1,303.2 million reported in the quarter ended September 27, 2003. The increased net sales were primarily attributable to strong organic sales growth from both the Mohawk and Dal-Tile segments and the Lees Carpet acquisition. The Mohawk segment recorded net sales of $1,130.9 million in the current quarter compared to $967.4 million in 2003, representing an increase of $163.5 million, or approximately 16.9%. The increase was attributable to strong organic growth in all product categories and the Lees Carpet acquisition. The Dal-Tile segment recorded net sales of $400.2 million in the current quarter, reflecting an increase of $64.4 million, or approximately 19.2%, from the $335.8 million reported in the quarter ended September 27, 2003. The increase was attributable to organic growth within all product categories and an acquisition made during the second quarter of 2004.

      Gross profit for the third quarter of 2004 was $426.8 million (27.9% of net sales) compared to the gross profit of $364.9 million (28.0% of net sales) for the prior year's third quarter. Gross profit as a percentage of net sales in the current quarter was unfavorably impacted by higher raw material and energy costs when compared to the third quarter of 2003.

      Selling, general and administrative expenses for the current quarter were $233.8 million (15.3% of net sales) compared to $205.5 million (15.8% of net sales) for the prior year's third quarter. The reduction in percentage was attributable to better leveraging of selling, general and administrative expenses with higher sales dollars.

      Operating income for the current quarter was $193.1 million (12.6% of net sales) compared to $159.4 million (12.2% of net sales) in the third quarter of 2003. Operating income attributable to the Mohawk segment was $131.4 million (11.6% of segment net sales) in the third quarter of 2004 compared to $108.5 million (11.2% of segment net sales) in the third quarter of 2003. Operating income attributable to the Dal-Tile segment was $62.8 million (15.7% of segment net sales) in the third quarter of 2004 compared to $52.7 million (15.7% of segment net sales) in the third quarter of 2003.

      Interest expense for the third quarter of 2004 was $13.9 million compared to $14.2 million in the third quarter of 2003. The decrease in interest expense was attributable to a favorable periodic fair value adjustment on an interest rate swap.

      Income tax expense was $64.0 million, or 36.2% of earnings before income taxes for the third quarter of 2004 compared to $52.5 million, or 36.5% of earnings before income taxes for the prior year's third quarter. The improved rate was a result of the utilization of tax credits.

Nine Months Ended October 2, 2004, as Compared with Nine Months Ended September 27, 2003

      Net sales for the first nine months ended October 2, 2004 were $4,409.3 million, reflecting an increase of $774.2 million, or approximately 21.3%, from the $3,635.1 million reported in the nine months ended September 27, 2003. The increased net sales are primarily attributable to strong organic sales growth from both the Mohawk and Dal-Tile segments. The Mohawk segment recorded net sales of $3,269.4 million in the first nine months of 2004 compared to $2,702.3 million in the first nine months of 2003, representing an increase of $567.1 million or approximately 21.0%. The increase was attributable to strong organic growth in all product categories, four more shipping days in the first nine months of 2004 when compared to the first nine months of 2003, and the Lees Carpet acquisition. The Dal-Tile segment recorded net sales of $1,139.9 million in the first nine months of 2004, reflecting an increase of $207.1 million or 22.2%, from the $932.8 million reported in the first nine months of 2003. The increase was attributable to strong organic growth in all product categories, four more shipping days in the first nine months of 2004 when compared to the first nine months of 2003, a stone acquisition made during the second quarter of 2004. The Company's fiscal calendar for 2004 when compared to 2003, increased by four days in the first quarter which added approximately 2% to total sales in the first nine months of 2004. The fourth quarter of 2004 will have four less days than the fourth quarter of 2003. The Company believes this may impact fourth quarter net sales by approximately 7% over the prior year.

      Gross profit for the first nine months of 2004 was $1,175.8 million (26.7% of net sales) and represented an increase from gross profit of $979.8 million (27.0% of net sales) for the prior year's first nine months. Gross profit as a percentage of net sales in the current first nine months was unfavorably impacted when compared to the first nine months of 2003 by increased raw material and energy costs.

      Selling, general and administrative expenses for the first nine months of 2004 were $713.0 million (16.2% of net sales) compared to $612.1 million (16.8% of net sales) for the prior year's first nine months. The reduction in percentage was attributable to better leveraging of selling, general and administrative expenses.

      Operating income for the first nine months of 2004 was $462.8 million (10.5% of net sales) compared to $367.7 million (10.1% of net sales) in the first nine months of 2003. Operating income attributable to the Mohawk segment was $300.2 million (9.2% of segment net sales) in the first nine months of 2004 compared to $235.1 million (8.7% of segment net sales) in the first nine months of 2003. Operating income attributable to the Dal-Tile segment was $168.0 million (14.7% of segment net sales) in the first nine months of 2004 compared to $137.7 million (14.8% of segment net sales) in the first nine months of 2003.

      Interest expense for the first nine months of 2004 was $41.1 million compared to $41.3 million for the first nine months of 2003. Interest expense for the first nine months of 2004 was offset by a favorable periodic fair value adjustment on an interest rate swap.

      Income tax expense was $150.7 million, or 36.1% of earnings before income taxes for the first nine months of 2004 compared to $119.6 million, or 36.5% of earnings before income taxes for the prior year's first nine months. The improved rate was a result of the utilization of tax credits.

Liquidity and Capital Resources

      The Company's primary capital requirements are for working capital, capital expenditures, and acquisitions. The Company's capital needs are met primarily through a combination of internally generated funds, bank credit lines, term and senior notes, the sale of receivables and credit terms from suppliers.

      Cash flows generated by operations for the first nine months of 2004 were $196.0 million compared to $152.4 million for the first nine months of 2003. The increase was primarily attributable to an increase in net earnings and depreciation and amortization. The increase was offset by an increase in accounts receivable, which increased from $573.5 million at the beginning of 2004 to $718.0 million at October 2, 2004 and inventories, which increased from $832.4 million at the beginning of 2004 to $1,000.8 million at October 2, 2004. The increases were primarily attributable to organic sales growth within both the Mohawk and Dal-Tile segments.

      Net cash used in investing activities for the first nine months of 2004 was $85.4 million compared to $109.6 million for the first nine months of 2003. The decrease was primarily attributable to lower capital expenditures and lower expenditures related to acquisitions in the first nine months of 2004 when compared to the first nine months of 2003. Capital expenditures were incurred primarily to modernize, add, and expand manufacturing and distribution facilities and equipment. Capital spending during the remainder of 2004 for both the Mohawk and Dal-Tile segments combined, excluding acquisitions, is expected to range from $40 million to $60 million, and will be used primarily to purchase equipment and to add manufacturing capacity.

      Net cash used in financing activities for the first nine months of 2004 and 2003 was $110.7 million and $26.5 million, respectively. The primary reason for the change was a reduction in debt and the repurchase of Company common stock for the nine months ended October 2, 2004 compared to the nine months ended September 27, 2003. The Company's debt to capitalization ratio was 26.2% at October 2, 2004 compared to 26.5% at September 27, 2003. The Company repurchased 150,000 and 250,000 common shares during the current quarter and first nine months of 2004 for approximately $11.2 and $18.4 million, respectively. Since the inception of the stock repurchase program the Company has repurchased 11.2 million shares of common stock for approximately $311.5 million.

      During the third quarter of 2004, the Company amended its five-year revolving credit facility. The facility was increased from $200 million to $300 million. The increase in the facility replaces the $100 million 364-day facility, which expired during the third quarter of 2004. The Company believes that its available credit facilities at October 2, 2004 are adequate to support its operations and working capital requirements. At October 2, 2004, the Company had credit facilities of $300 million under its revolving credit line and $50 million under various short-term uncommitted credit lines. All of these lines are unsecured. At October 2, 2004, a total of approximately $224.0 million was available under both the credit facility and uncommitted credit lines compared to $237.3 million available under both the credit facility and uncommitted credit lines at December 31, 2003. The amount used consisted of $53.7 million under the Company's five-year revolving credit facility and unsecured credit lines, $55.6 million standby letters of credit guaranteeing the Company's industrial revenue bonds and $17.0 million standby letters of credit related to various insurance contracts and foreign vendor commitments.

      The Company has an on-balance sheet trade accounts receivable securitization agreement ("Securitization Facility"). The Securitization Facility allows the Company to borrow up to $350 million based on available accounts receivable. At October 2, 2004, the Company had $90 million outstanding secured by approximately $808.4 million of trade receivables compared to $182 million secured by approximately $649 million of trade receivables at December 31, 2003. During the current quarter, the Company extended the term of its Securitization Facility until August of 2005and amended certain representations and warranties.

Contractual Obligations

      As of October 2, 2004 the Company's contractual obligations have increased by approximately $81 million related to operating leases that the Company has entered into or renewed since December 31, 2003.

      The Company's interest obligations associated with its variable and fixed rate debt disclosed in the Company's Annual Report on Form 10-K at December 31, 2003 were approximately $315.9 million at December 31, 2003. The interest obligations by period were $57.6, $52.0, $48.5, $34.4, $28.8 and $94.6 million for 2004, 2005, 2006, 2007, 2008 and thereafter, respectively. For fixed rate debt, the Company calculated interest based on the applicable rates and payment dates. For variable rate debt, the Company estimated average outstanding balances for the respective periods and applied interest rates in effect at December 31, 2003 to these balances. The interest payments associated with the Company's interest rate swap were based on the difference between the fixed rate and the forward yield curve.

      Other than the two items mentioned above, there have been no other significant changes to the Company's contractual obligation table as disclosed in the Company's Annual Report on Form 10-K, dated December 31, 2003.

Critical Accounting Policies and Estimates

      In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, the Company must make decisions which impact the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. Such decisions include the selection of appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, the Company applies judgment based on its understanding and analysis of the relevant circumstances and historical experience. Actual amounts could differ from those estimated at the time the consolidated financial statements are prepared.

      The Company's significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Some of those significant accounting policies require the Company to make subjective or complex judgments or estimates. Critical accounting policies are defined as those that are both most important to the portrayal of a company's financial condition and results and require management's most difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

      The Company believes the following accounting policies require it to use judgments and estimates in preparing its consolidated financial statements and could represent critical accounting policies.

  Accounts receivable and revenue recognition. Revenues are recognized when goods are shipped and legal title passes to the customer. The Company provides allowances for expected cash discounts, returns, claims, and doubtful accounts based upon historical bad debt and claims experience and periodic evaluation of specific customer accounts and the aging of accounts receivable. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.
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

  Goodwill and indefinite life intangible assets are subject to annual impairment testing. The impairment tests are based on determining the fair value of the specified reporting units and indefinite life intangible assets based on management judgments and assumptions using estimated future cash flows. These judgments and assumptions could materially change the value of the specified reporting units and indefinite life intangible assets and, therefore, could materially impact the Company's consolidated financial statements. Intangible assets with definite lives are amortized over their useful lives. The useful life of a definite intangible asset is based on assumptions and judgments made by management at the time of acquisition. Changes in these judgments and assumptions that could include a loss of customers, a change in the assessment of future operations or a prolonged economic downturn could materially change the value of the definite intangible assets and, therefore could materially impact the Company's financial statements.
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
  Environmental and legal accruals are estimates based on judgments made by the Company relating to ongoing environmental and legal proceedings, as disclosed in the Company's consolidated financial statements. In determining whether a liability is probable and reasonably estimable, the Company consults with its internal experts. The Company believes that the amounts recorded in the accompanying financial statements are based on the best estimates and judgments available to it.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      The Company's exposures to market risk have not changed significantly since December 31, 2003.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Mohawk Industries, Inc. Purchases of Equity Securities

Maximum
Number
of
			Total	Shares that
			Number of Shares	May Yet Be
		Average	Purchased as Part	Purchased
	Total Number	Price	of Publicly	Under the
	of Shares	Paid per	Announced Plans	Plans or
Period	Purchased	Share	or Programs	Programs
Opening balance		$ 27.16	11,056,690	3,943,310
Month #1 (July 4, 2004-
August 7, 2004)	-	-	-	-
Month #2 (August 8, 2004-
September 4, 2004)	150,000	74.88	11,206,690	3,793,310
Month #3 (September 5, 2004-
October 2, 2004)	-	-	-	-
Cumulative to date		$ 27.80	11,206,690	3,793,310

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

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 5.  Other Information

      During the third quarter of 2004, the Company amended its five-year revolving credit facility. The facility was increased from $200 million to $300 million. The increase in the facility replaces the $100 million 364-day facility, which expired during the third quarter of 2004. In addition, the amendment removed certain conditions to borrowings.

      The Company amended its Securitization Facility, to among other things, remove certain conditions to borrowings.

Item 6. Exhibits

No.      Description

10.1    First Amendment to Five Year Credit Agreement and Termination of 364-Day Credit Agreement dated as of September 30, 2004, among Mohawk Industries, Inc., SunTrust Bank, and Wachovia Bank, National Association.
10.2    Amendment to Second Amended and Restated Liquidity Asset Purchase Agreement dated August 2, 2004, among Mohawk Factoring, Inc., Blue Ridge Asset Funding Corporation and Wachovia Bank, National Association.
10.3    Amendment to Second Amended and Restated Liquidity Asset Purchase Agreement dated August 2, 2004, among Mohawk Factoring, Inc., Three Pillars Funding Corporation, and SunTrust Capital Markets, Inc.
10.4    First Amendment to Amended and Restated Credit and Security Agreement dated September 29, 2004, among Mohawk Factoring, Inc., Blue Ridge Asset Funding Corporation, Wachovia Bank, National Association, Three Pillars Funding LLC, and SunTrust Capital Markets, Inc.
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

                                                                                                                                                    MOHAWK INDUSTRIES, INC.

Dated: November 10, 2004                                                                                                         By: /s/ Jeffrey S. Lorberbaum
                                                                                                                                          JEFFREY S. LORBERBAUM, Chairman and
                                                                                                                                    Chief Executive Officer (principal executive officer)

Dated: November 10, 2004                                                                                                          By: /s/ John D. Swift
                                                                                                                                          JOHN D. SWIFT, Chief Financial Officer,
                                                                                                                                      (principal financial and accounting officer)