Form 10-K
MOHAWK INDUSTRIES INC
filed 2005-03-11
CIK 851968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
[Mark One]
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

      The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant (37,744,024 shares) on July 2, 2004 (The last business day of the Registrant's most recently completed fiscal second quarter) was $2,716,814,848. The aggregate market value was computed by reference to the closing price of the Common Stock on such date.

      Number of shares of Common Stock outstanding as of March 7, 2005: 66,810,892 shares of Common Stock, $.01 par value.

                                               DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the definitive Proxy Statement for the 2005 Annual Meeting of Stockholders-Part III.

PART I

Item 1. Business

General

      Mohawk Industries, Inc. ("Mohawk" or the "Company", a term which includes the Company and its subsidiaries, including its primary operating subsidiaries, Mohawk Carpet Corporation, Aladdin Manufacturing Corporation and Dal-Tile International Inc. ("Dal-Tile")) is a leading producer of floor covering products for residential and commercial applications in the United States. The Company is the second largest carpet and rugs manufacturer, and a leading manufacturer, marketer and distributor of ceramic tile and natural stone, in the United States. The Company had annual net sales in 2004 in excess of $5.8 billion.

      The Company has two reporting segments, the Mohawk segment and the Dal-Tile segment.. Selected financial information for the Mohawk and Dal-Tile segments is set forth in Note 16 to the Consolidated Financial Statements.

      The Mohawk segment designs, manufactures, sources, distributes and markets its floor covering product lines, which include carpet, rugs, ceramic tile, hardwood, resilient and laminate, in a broad range of colors, textures, and patterns for residential and commercial applications. The Company markets and distributes its carpet and rugs under its soft surface floor covering brands and hardwood, laminate, resilient and ceramic tile under its hard surface floor covering brands. The Company positions its products in all price ranges and emphasizes quality, style, performance and service. The Company is widely recognized through its premier brand names, which include "Mohawk," "Aladdin," "Mohawk Home," "Bigelow," "Custom Weave," "Durkan," "Helios," "Horizon," "Karastan," "Lees," "Merit," "Ralph Lauren," and "WundaWeve." The Mohawk segment markets and distributes its soft and hard surface products through over 36,000 customers, which include independent floor covering retailers, home centers, mass merchandisers, department stores, commercial dealers and commercial end users. Some products are also marketed through private labeling programs. The Company's soft surface operations are vertically integrated from the extrusion of resin to the manufacture and shipment of finished carpet and rugs.

      The Dal-Tile segment designs, manufactures, sources and markets a broad line of ceramic tile, porcelain tile and natural stone products used in the residential and commercial markets for both new construction and remodeling. Most of the Company's ceramic tile products are marketed under the "Dal-Tile" and "American Olean" brand names and sold through independent distributors, home center retailers, tile and flooring retailers and contractors. The Dal-Tile segment operations are vertically integrated from the extraction of raw material for body and glaze preparation, to the manufacturing and distribution of ceramic and porcelain tile.

Industry

      The United States floor covering industry has grown from $12.4 billion in sales in 1992 to $20.9 billion in 2003. In 2003, the primary categories of the United States floor covering industry were carpet and rugs (63%), ceramic tile (12%), resilient and rubber (9%), hardwood (10%) and laminate (6%). Each of these categories has been positively impacted by:

  growth in housing starts and housing resales;
  increases in average selling price per square foot;
  population growth, requiring new and renovated housing and commercial space;
  increasing average house size; and
  increases in home ownership.

     Compound average growth rates for all categories, except the resilient and rubber category, for the period from 1998 through 2003 have met or exceeded the growth rates (measured in sales dollars) for both the gross domestic product of the United States and housing starts over the same period. During this period, the compound average growth rate was 3.0% for carpet and rugs, 7.0% for ceramic tile, 1.2% for resilient and rubber, 20.9% for laminate, and 7.9% for hardwood.

      According to the most recent figures available from the United States Department of Commerce, worldwide carpet and rug sales volume of American manufacturers and their domestic divisions was approximately 2.0 billion square yards in 2003. This volume represents a market in excess of approximately $13 billion. The overall level of sales in the flooring industry is influenced by a number of factors, including consumer confidence, spending for durable goods, interest rates, turnover in housing, the condition of the residential and commercial construction industries and the overall strength of the economy.

      Broadloom carpet, defined as carpet over six feet by nine feet in size, has two primary markets, residential and commercial, with the residential market making up approximately 76% of industry amounts shipped in 2003 and the commercial market comprising approximately 24%. An estimated 50% of industry shipments are made in response to replacement demand, which usually involves exact yardage, or "cut order," shipments that typically provide higher profit margins than sales of carpet sold in full rolls. Because the replacement business generally involves higher quality carpet cut to order by the manufacturer, rather than the dealer, this business tends to be more profitable for manufacturers than the new construction business.

      The United States ceramic tile industry shipped 2.9 billion square feet, or $2.5 billion, in 2003. Sales in the ceramic tile industry are influenced by the same factors that influence the carpet industry, including consumer confidence, spending for durable goods, interest rates, turnover in housing, the condition of the residential and commercial construction industries and the overall strength of the economy.

      The ceramic tile industry's two primary markets, residential applications and commercial applications, represent 69.4% and 29.0% of the industry total, respectively. Of the total residential market, 61% of the dollar value of shipments are for new construction.

Sales and Distribution

      Mohawk Segment.

      Through the Company's Mohawk segment, the Company designs, manufactures and markets hundreds of styles of carpet and rugs in a broad range of colors, textures and patterns. In addition, the Mohawk segment markets and distributes ceramic tile, laminate, hardwood and resilient floor covering. The Mohawk segment positions its product lines in all price ranges and emphasizes quality, style, performance and service. The Company markets and distributes its soft and hard surface product lines through over 36,000 customers, which include independent floor covering retailers, home centers, mass merchandisers, department stores, commercial dealers, and commercial end users. Some products are also marketed through private labeling programs. Sales to residential customers represent a significant portion of the total industry and the majority of the Company's carpet and rug sales.

      The Company has positioned its premier residential carpet and rug brand names across all price ranges. "Mohawk," "Custom Weave," "WundaWeve," "Horizon," "Helios" and "Karastan" are positioned to sell primarily in the medium-to-high retail price channels in the residential broadloom market. These lines have substantial brand name recognition among carpet dealers and retailers with the "Karastan" and "Mohawk" brands having the highest consumer recognition in the industry. "Karastan" is the leader in the exclusive high-end market. The "Aladdin" and "Mohawk Home" brand names compete primarily in the value retail price channel. The Company markets its hard surface product lines, which include Mohawk Ceramic, Mohawk Hardwood, Mohawk Resilient and Mohawk Laminate across all price ranges. In addition, the Company markets its decorative throws and pillows, woven bedspreads, textile wall hangings and blankets primarily through the retail price channel.

      The Company offers marketing and advertising support through dealer programs like Karastan Gallery, Mohawk ColorCenter, Mohawk Floorscapes and Mohawk Floorz. These programs offer varying degrees of support to dealers in the form of sales and management training, merchandising systems, exclusive promotions and assistance in certain administrative functions such as consumer credit, advertising and insurance.

      The commercial customer base is divided into several channels: educational institutions, corporate office space, hospitality facilities, retail space and health care facilities. In addition, the Company produces and sells carpet for the export market, the federal government and other niche businesses. Different purchase decision makers and decision-making processes exist for each channel.

      The Company's sales forces are generally organized based on product type and sales channels in order to best serve each type of customer. A hub-and-spoke distribution network accomplishes the product distribution on a regional level. In this system, the Company's trucks generally deliver product from manufacturing and central distribution centers to regional and satellite warehouses. From there, it is shipped to retailers or to local distribution warehouses, then to retailers.

      Dal-Tile Segment.

      The Dal-Tile segment's ceramic tile and natural stone products are distributed through separate distribution channels consisting of retailers, contractors, commercial users, independent distributors and home centers. The business is organized to address the specific customer needs of each distribution channel. Dedicated sales forces support varioius channels.

      The Company has six regional distribution centers. These centers help the Company deliver high-quality customer service by focusing on shorter lead times, increased order fill rates and improved on-time deliveries to its customers. These distribution centers also enhance the Company's ability to plan and schedule production and manage inventory requirements.

      The Company's network of over 244 sales service centers located in the United States, Canada and Puerto Rico distributes primarily the "Daltile" brand product, serving customers in all 50 states and portions of Canada and Puerto Rico.. The service centers provide distribution points for both customer pick up and delivery and include small show rooms to assist customers with product selection.

      The Company serves as a "one-stop" source that provides customers with one of the ceramic tile industry's broadest product lines‑a complete selection of glazed floor tile, glazed wall tile, glazed and unglazed ceramic mosaic tile, porcelain tile, quarry tile and stone products, as well as allied products. In addition to products manufactured by the Company's ceramic tile business, the Company purchases products from other manufacturers to provide a broader product line.

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

      The Company believes that it has two of the leading brand names in the U.S. ceramic tile industry-"Daltile" and "American Olean." The "Daltile" and "American Olean" brand names date back over fifty and seventy-five years, respectively and are well recognized in the industry.

      The Company's sales service centers primarily distribute the "Daltile" brand, with a fully integrated marketing program, emphasizing a focus on quality and fashion. The broad product offering satisfies the needs of its residential, commercial and builder customers. The "American Olean" brand consists of a full product offering and is distributed primarily through independent distributors. Both these brands are supported by a fully integrated marketing program, displays, merchandising (sample boards, chip chests), literature/catalogs and an Internet website.

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

      Ceramic Tile Business. Over the past three years, the Dal-Tile segment has invested in capital expenditures, principally in new plant and state-of-the-art fast-fire equipment to increase manufacturing capacity, improve efficiency and develop new capabilities.

      The Company believes that its manufacturing organization offers competitive advantages due to its ability to manufacture a differentiated product line consisting of one of the industry's broadest product offerings of colors, textures and finishes, as well as the industry's largest offering of trim and angle pieces and its ability to utilize the industry's newest technology.

Raw Materials and Suppliers

      Carpet and Rugs Business. The principal raw materials the carpet and rugs business uses are nylon, polypropylene, polyester and wool resins and fibers; synthetic backing materials; polyurethane latex and various dyes and chemicals. Major raw materials used in the Company's manufacturing process are available from independent sources and the Company obtains all of its externally purchased nylon fibers principally from three major suppliers: Invista Inc., Solutia, Inc., and Honeywell, Inc. The carpet and rugs business has not experienced significant shortages of raw materials in recent years. The Company believes that there is an adequate supply of all grades of resin and fiber and that all are readily available.

      Ceramic Tile Business. In the Company's ceramic tile business, the Company manufactures tile primarily from clay, talc and nepheline syenite. The Company has entered into a long-term supply agreement for most of its talc requirements with one supplier.

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

      Glazes are used on a significant percentage of the Company's manufactured tile. Glazes consist of frit (ground glass), zircon, stains and other materials, with frit being the largest ingredient. The Company manufactures approximately 45% of its frit requirements.

Competition

      Carpet and Rugs Business.    The carpet and rugs industry is highly competitive. Based on industry publications, the top 20 North American carpet and rug manufacturers (including their American and foreign divisions) in 2003 had worldwide sales in excess of $12.8 billion, and the top 20 manufacturers in 1990 had sales in excess of $6 billion. In 2003, the top five manufacturers had worldwide sales in excess of $9.1 billion. The Company believes it is the second largest producer of carpet and rugs (in terms of sales volume) in the world.

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

      In each of the Company's carpet and rugs and ceramic tile businesses, the Company faces competition from a large number of domestic and foreign manufacturers and independent distributors of floor covering products. Some of the Company's existing and potential competitors may have greater resources and access to capital than the Company does. Maintaining the Company's competitive position may require it to make substantial investments in its product development efforts, manufacturing facilities, distribution network and sales and marketing activities. Competitive pressures may also result in decreased demand for the Company's products and in the loss of market share. In addition, the Company faces, and will continue to face, pressure on sales prices of its products from competitors, as well as from large customers. As a result of any of these factors, there could be a material adverse effect on the Company's sales and profitability.

Trademarks

      The Company uses several trademarks that it considers important in the marketing of its products, including "Aladdin," "American Olean®," "Bigelow," "Custom Weave" "Dal-Tile®," "Durkan," "Helios®," "Horizon®," "Karastan®," "Lees®," "Mohawk®," "Mohawk Home," "Portico," and "WundaWeve®."

Sales Terms and Major Customers

      The Company's sales terms are the same as those generally available throughout the industry. The Company generally permits its customers to return carpet, rugs and ceramic tile purchased from it within specified time periods from the date of sale, if the customer is not satisfied with the quality of the product..

      During 2004, no single customer accounted for more than 10% of Mohawk's total net sales. The Company believes the loss of one or a few major customers would not have a material adverse effect on its business.

Employees

      As of March 7, 2005, the Company employed approximately 34,300 persons, of which approximately 514 of its employees in the United States and approximately 3,190 of its employees in Mexico are members of unions. Other than with respect to these employees, the Company is not a party to any collective bargaining agreements. Additionally, the Company has not experienced any strikes or work stoppages for over 20 years. The Company believes that its relations with its employees are good.

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

Item 2. Properties

      The Company owns a 47,500 square foot headquarters office in Calhoun, Georgia on an eight-acre site. The Company also owns a 2,089,000 square foot manufacturing facility located in Dalton, Georgia and a 1,464,597 square foot manufacturing facility located in Monterey, Mexico. The following table summarizes the Company's facilities both owned and leased for each segment in square feet:

	Mohawk Segment		Dal-Tile Segment
Primary Purpose	Owned	Leased	Owned	Leased
Manufacturing	19,003,198	1,572,886	4,371,135	22,000
Selling and Distribution	3,392,639	4,449,401	152,811	6,297,247
Other	1,042,215	222,493	321,312	36,000
Total	23,438,052	6,244,780	4,845,258	6,355,247

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

Item 3. Legal Proceedings

      The Company is involved in litigation from time to time in the regular course of its business. Except as noted below, there are no material legal proceedings pending or known to be contemplated to which the Company is a party or to which any of its property is subject.

Environmental Matters

      The Company is subject to various federal, state, local and foreign environmental health and safety laws and regulations, including those governing air emissions, wastewater discharges, the use, storage, treatment and disposal of solid and hazardous materials, and the cleanup of contamination associated therewith. Because of the nature of the Company's business, the Company has incurred, and will continue to incur, costs relating to compliance with such laws and regulations. The Company is involved in various proceedings relating to environmental matters and is currently engaged in environmental investigation, remediation and post-closure care programs at certain sites. The Company has provided accruals for such activities that it has determined to be both probable and reasonably estimable. The Company does not expect that the ultimate liability with respect to such activities will have a material adverse effect on it.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders of the Company during the fourth quarter ended December 31, 2004.

PART II

Item 5. Market for the Registrant's Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for the Common Stock

      The Company's common stock, $.01 par value per share (the "Common Stock") is quoted on the New York Stock Exchange ("NYSE") under the symbol "MHK."  The table below shows the high and low sales prices per share of the Common Stock as reported on the NYSE Composite Tape, for each fiscal period indicated.

	Mohawk
	Common Stock
	High	Low
2003
First quarter	$ 59.38	41.00
Second quarter	63.04	47.65
Third quarter	75.75	55.25
Fourth quarter	75.48	67.07

2004
First quarter	$ 85.79	68.77
Second quarter	82.98	68.89
Third quarter	81.60	69.07
Fourth quarter	92.44	74.05

2005
First quarter (through March 7, 2005)	$ 94.72	86.24

      As of March  5, 2005, there were approximately 388 holders of record of Common Stock. The Company has not paid or declared any cash dividends on shares of its Common Stock since completing its initial public offering. The Company's policy is to retain all net earnings for the development of its business, and presently, it does not anticipate paying cash dividends on the Common Stock in the foreseeable future. The payment of future cash dividends will be at the sole discretion of the Board of Directors and will depend upon the Company's profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors.

      The Company did not repurchase any of its common stock during the fourth quarter of 2004.

Item 6. Selected Financial Data

      The following table sets forth the selected financial data of the Company for the periods indicated, which information is derived from the consolidated financial statements of the Company. On November 14, 2000, the Company acquired certain fixed assets and inventory of Crown Crafts, Inc. ("Crown Crafts"). The acquisition was accounted for using the purchase method of accounting. On March 20, 2002, the Company acquired all the outstanding capital stock of Dal-Tile International Inc. ("Dal-Tile") in exchange for approximately  $1,469 million, consisting of approximately 12.9 million shares of the Company's common stock, options to purchase approximately 2.1 million shares of the Company's common stock and $718 million in cash. The acquisition was accounted for using the purchase method of accounting. On November 10, 2003, the Company acquired certain assets and assumed certain liabilities of the Lees Carpet division of Burlington Industries, Inc. ("Lees Carpet") for approximately $350 million in cash. The acquisition was recorded using the purchase method of accounting. The consolidated financial statements include the results of all acquisitions from the date of acquisition. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and notes thereto included elsewhere herein.

	For the Years Ended December 31,
	2004 (c)	2003	2002 (d)	2001	2000
	(In thousands, except per share data)
Statement of earnings data:
Net sales	$ 5,880,372	4,999,381	4,516,957	3,441,267	3,400,905
Cost of sales	4,259,531	3,605,579	3,247,865	2,583,669	2,556,772
Gross profit	1,620,841	1,393,802	1,269,092	857,598	844,133

Selling, general and administrative
expenses	985,251	851,773	747,027	530,441	527,018

Class action legal settlement (a)	-	-	-	-	7,000
Operating income	635,590	542,029	522,065	327,157	310,115

Interest expense (b)	53,392	55,575	68,972	29,787	38,044
Other expense (income), net	4,809	(1,980)	9,464	5,954	4,442
	58,201	53,595	78,436	35,741	42,486
Earnings before income taxes	577,389	488,434	443,629	291,416	267,629
Income taxes	208,767	178,285	159,140	102,824	105,030
Net earnings	$ 368,622	310,149	284,489	188,592	162,599

Basic earnings per share	$ 5.53	4.68	4.46	3.60	3.02
Weighted-average common shares
outstanding	66,682	66,251	63,723	52,418	53,769
Diluted earnings per share	$ 5.46	4.62	4.39	3.55	3.00
Weighted-average common and
dilutive potential common shares
outstanding	67,557	67,121	64,861	53,141	54,255

Balance sheet data:
Working capital	$ 968,923	592,310	640,846	449,361	427,192
Total assets	4,403,118	4,163,575	3,596,743	1,768,485	1,795,378
Long-term debt (including
current portion)	891,341	1,012,413	820,427	308,433	589,828
Stockholders' equity	2,666,337	2,297,801	1,982,879	948,551	754,360

(a)     The Company recorded a charge of $7.0 million in 2000, reflecting the settlement of two class action lawsuits.

(b)     In December 2002, the Company discontinued hedge accounting for its interest rate swap. The impact of discontinuing the hedge was to increase interest expense by approximately $10.7 million.

(c)     In 2004, the Company reclassified certain prior period financial statement balances to conform to current presentations to include sales distribution costs in selling, general and administrative costs rather than cost of sales and certain freight allowances in cost of sales.

(d)     In 2002, the Company adopted the provisions of Financial Accounting Standards Board SFAS No. 142 "Goodwill and Other Intangible Assets" which required the Company to cease amortizing goodwill and evaluate such goodwill and indefinite intangibles for impairment.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      The Company is a leading producer of floor covering products for residential and commercial applications in the United States with net sales in 2004 in excess of $5.8 billion. The Company is the second largest carpet and rugs manufacturer, and a leading manufacturer, marketer and distributor of ceramic tile and natural stone, in the United States. The Company has two reporting segments, the Mohawk segment and the Dal-Tile segment. The Mohawk segment distributes its product lines, which include carpet, rugs, pad, ceramic tile, hardwood, resilient and laminate through its network of approximately 52 regional distribution centers and satellite warehouses using its fleet of company-operated trucks, common carrier or rail transportation. The segment product lines are purchased by independent floor covering retailers, home centers, mass merchandisers, department stores, independent distributors, commercial dealers and commercial end users. The Dal-Tile segment product lines include ceramic tile, porcelain tile and stone products distributed through approximately 244 company-operated sales service centers and regional distribution centers using primarily common carriers and rail transportation. The segment product lines are purchased by tile specialty dealers, tile contractors, floor covering retailers, commercial end users, independent distributors and home centers.

      The primary categories of the United States floor covering industry include carpet and rugs (63%), ceramic tile (12%), hardwood (10%), resilient and rubber (9%) and laminate (6%). Compound average growth rates for all categories, except the resilient and rubber category, for the period from 1998 through 2003 have met or exceeded the growth rates (measured in sales dollars) for both the gross domestic product of the United States and housing starts over the same period. During this period, the compound average growth rate was 3.0% for carpet and rugs, 7.0% for ceramic tile, 1.2% for resilient and rubber, 20.9% for laminate, and 7.9% for hardwood.

      The Company reported net earnings of $368.6 million and EPS of $5.46, for 2004, up 19% compared to net earnings of $310.1 million and $4.62 EPS for 2003. The improvement in net earnings and EPS resulted from strong internal sales growth from both the Mohawk and Dal-Tile segments, improved manufacturing efficiencies, better leveraging of selling, general and administrative costs and the Lees Carpet acquisition, offset by higher raw material and energy costs. In addition, the Company has implemented multiple price increases within the Mohawk segment during 2004 to offset increases in raw material and energy prices. The Company has received formal notice of further cost increases to be implemented during the first quarter of 2005, and believes the continuing high level of commodity costs could continue to impact raw material costs in the future. The Company believes these costs will stabilize over the long-term but the short-term trend of these costs is uncertain.

      On March 20, 2002, the Company acquired all of the outstanding capital stock of Dal-Tile, a leading manufacturer and distributor of ceramic tile in the United States, for approximately $1,469 million in stock and cash. The transaction was accounted for using the purchase method of accounting and, accordingly, the results of operations of Dal-Tile have been included in the Company's consolidated financial statements since that date. The primary reason for the acquisition was to expand the Company's presence in the ceramic tile and stone markets.

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

Results of Operations

      Following are the results of operations for the last three years:

	For the Years Ended December 31,
	2004		2003		2002
	(In thousands)
Statement of earnings data:
Net sales	$ 5,880,372	100.0%	4,999,381	100.0%	4,516,957	100.0%
Cost of sales	4,259,531	72.4%	3,605,579	72.1%	3,247,865	71.9%
Gross profit	1,620,841	27.6%	1,393,802	27.9%	1,269,092	28.1%
Selling, general and administrative
expenses	985,251	16.8%	851,773	17.0%	747,027	16.5%
Operating income	635,590	10.8%	542,029	10.9%	522,065	11.6%
Interest expense	53,392	0.9%	55,575	1.1%	68,972	1.5%
Other (income) expense, net	4,809	0.1%	(1,980)	0.0%	9,464	0.2%
	58,201	1.0%	53,595	1.1%	78,436	1.7%
Earnings before income taxes	577,389	9.8%	488,434	9.8%	443,629	9.8%
Income taxes	208,767	3.6%	178,285	3.6%	159,140	3.5%
Net earnings	$ 368,622	6.3%	310,149	6.2%	284,489	6.2%

Year Ended December 31, 2004, as Compared with Year Ended December 31, 2003

      Net sales for the year ended December 31, 2004, were $5,880.4 million, reflecting an increase of $881.0 million, or approximately 17.6%, over the $4,999.4 million reported for the year ended December 31, 2003. The increased net sales are primarily attributable to strong internal sales growth from both the Mohawk and Dal-Tile segments. The Mohawk segment recorded net sales of $4,368.8 million in 2004 compared to $3,730.8 million in 2003, representing an increase of $638.0 million or approximately 17.1%. The increase was attributable to strong internal growth in all product categories and the Lees Carpet acquisition. The Dal-Tile segment recorded net sales of $1,511.5 million in 2004, reflecting an increase of $243.0 million or 19.2%, over the $1,268.5 million reported in the year ended December 31, 2003. The increase was mostly attributable to strong internal growth in all product categories with stone and floor tile reflecting the strongest growth.

      Quarterly net sales and the percentage changes in net sales by quarter for 2004 versus 2003 were as follows (dollars in thousands):

	2004	2003	Change
First quarter	$ 1,389,725	1,083,422	28.3%
Second quarter	1,485,897	1,245,870	19.3
Third quarter	1,529,651	1,301,547	17.5
Fourth quarter	1,475,099	1,368,542	7.8
Total year	$ 5,880,372	4,999,381	17.6%

      Sales in the first and fourth quarters of 2004 were impacted by a shift of four days from the fourth to the first quarter when compared to 2003.

      Gross profit was $1,620.8 million (27.6% of net sales) for 2004 and $1,393.8 million (27.9% of net sales) for 2003. The reduction in percentage was primarily attributable to increased raw material costs, energy costs, transportation costs, and higher import costs.

      Selling, general and administrative expenses for 2004 were $985.3 million (16.8% of net sales) compared to $851.8 million (17.0% of net sales) for 2003. The reduction in percentage was attributable to better leveraging of selling, general and administrative expenses.

      Operating income for 2004 was $635.6 million (10.8% of net sales) compared to $542.0 million (10.9% of net sales) in 2003. Operating income attributable to the Mohawk segment was $424.3 million (9.7% of segment net sales) in 2004 compared to $364.0 million (9.8% of segment net sales) in 2003. The percentage decrease in operating income was attributable to the higher raw material costs, energy costs and transportation costs. Operating income attributable to the Dal-Tile segment was $219.8 million (14.5% of segment net sales) in 2004, compared to $187.2 million (14.8% of segment net sales) in 2003. The decrease in operating income as a percentage of net sales is primarily attributable to higher energy costs, import costs and transportation costs.

      Interest expense for 2004 was $53.4 million compared to $55.6 million in 2003. The decrease in interest expense was attributable to larger benefit from a fair value adjustment related to an interest rate swap during 2004 when compared to 2003.

      Income tax expense was $208.8 million, or 36.2% of earnings before income taxes for 2004 compared to $178.3 million, or 36.5% of earnings before income taxes for 2003. The improved rate was a result of the utilization of tax credits.

Year Ended December 31, 2003, as Compared with Year Ended December 31, 2002

      Net sales for the year ended December 31, 2003, were $4,999.4 million, reflecting an increase of $482.4 million, or approximately 10.7%, over the $4,517.0 million reported in the year ended December 31, 2002. The increased net sales were attributable to the acquisition of Dal-Tile and Lees Carpet and internal growth. The Mohawk segment recorded net sales of $3,730.8 million in 2003 compared to $3,618.8 million in 2002, representing an increase of $112.0 million or approximately 3.0%. The growth was attributable to the Lees Carpet acquisition and internal growth of product lines. The Dal-Tile segment recorded net sales of $1,268.5 million in 2003, reflecting an increase of $370.4 million or 41.2%, over the $898.2 million reported in the year ended December 31, 2002. The Dal-Tile results are not included in the Company's consolidated financial statements prior to the March 20, 2002 acquisition. However, when the Dal-Tile net sales for the year ended December 31, 2003, are compared to the Dal-Tile pro forma net sales of $1,134.2 million for the year ended December 31, 2002 (derived by combining Dal-Tile net sales of $236.0 million prior to the March 20, 2002 acquisition date, after reclassifications to conform to Mohawk's presentation, with reported Dal-Tile net sales of $898.2 million for the period ending December 31, 2002), an increase of approximately 11.8% for the period was realized. The growth was primarily attributable to growth within residential products. The Company believes this pro forma net sales information will be useful to investors because it allows investors to compare the results of the two periods.

      Quarterly net sales and the percentage changes in net sales by quarter for 2003 versus 2002 were as follows (dollars in thousands):

	2003	2002	Change
First quarter	$ 1,083,422	865,336	25.2%
Second quarter	1,245,870	1,226,504	1.6
Third quarter	1,301,547	1,222,943	6.4
Fourth quarter	1,368,542	1,202,174	13.8
Total year	$ 4,999,381	4,516,957	10.7%

      Gross profit was $1,393.8 million (27.9% of net sales) for 2003 and $1,269.1 million (28.1% of net sales) for 2002. The reduction in percentage was primarily attributable to a change in the selling mix, increased raw material costs, higher energy costs, higher import costs and start up costs related to the new Dal-Tile manufacturing facility.

      Selling, general and administrative expenses for 2003 were $851.8 million (17.0% of net sales) compared to $747.0 million (16.5% of net sales) for 2002. The increased percentage was primarily attributable to the acquisition of Dal-Tile, which has higher selling, general and administrative expenses than the Mohawk segment.

      Operating income for 2003 was $542.0 million (10.8% of net sales) compared to $522.1 million (11.6% of net sales) in 2002. Operating income attributable to the Mohawk segment was $364.0 million (9.8% of segment net sales) in 2003 compared to $390.9 million (10.8% of segment net sales) in 2002. The percentage decrease in operating income was attributable to the higher raw material and energy costs and a change in the selling mix. Operating income attributable to the Dal-Tile segment was $187.2 million (14.8% of segment net sales) in 2003, compared to $139.9 million (15.6% of segment net sales) in 2002. The decrease in operating income as a percentage of net sales is primarily attributable to a change in product mix, higher import prices and start up costs of a new manufacturing facility. On a pro forma combined basis, the Dal-Tile segment operating income was $171.7 million (15.1% of pro forma segment net sales) for 2002 (derived by combining Dal-Tile operating income of $31.8 million prior to the March 20, 2002 acquisition, after reclassifications to conform to Mohawk's presentation, with reported Dal-Tile operating income of $139.9 million for the period ended December 31, 2002). The Company believes that presentation of this pro forma combined operating income information will be useful to investors because it allows investors to compare the results between the two periods.

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

      Cash flows generated by operations for 2004 were $242.8 million compared to $309.4 million for 2003. The decrease was primarily attributable to an increase in accounts receivable, which increased from $573.5 million at the beginning of 2004 to $660.7 million at December 31, 2004 and inventories, which increased from $832.4 million at the beginning of 2004 to $1,018.0 million at December 31, 2004. The increases were primarily attributable to organic sales growth within both the Mohawk and Dal-Tile segments.

      Net cash used in investing activities in 2004 was $121.6 million compared to $498.8 million for 2003. The decrease was primarily attributable to lower capital expenditures and lower expenditures related to acquisitions. Capital expenditures were incurred primarily to modernize, add and expand manufacturing and distribution facilities and equipment. Capital expenditures, including $1,116.8 million for acquisitions, have totaled $1,450.0 million over the past three years. Capital spending during 2005 for both the Mohawk and Dal-Tile segments combined, excluding acquisitions, is expected to range from $230 million to $270 million, and will be used primarily to purchase equipment and to add manufacturing capacity.

      Net cash used in financing activities for 2004 was $121.2 million compared to cash provided in 2003 of $189.4 million. The primary reason for the change was a reduction in debt levels in 2004, when compared to 2003.

      On September 29, 2004, the Company amended its five-year revolving credit facility with interest rates of either (i) LIBOR plus 0.4% to 1.4%, depending upon the Company's performance measured against certain financial ratios, or (ii) the base rate plus 0-0.5% depending upon the Company's performance measured against certain financial ratios. The facility was increased from $200 million to $300 million. The increase in the facility replaces the $100 million 364-day facility, which expired during the third quarter of 2004. The credit agreement contains customary financial and other covenants. The Company must pay an annual facility fee ranging from .15% to .50% of the total credit commitment, depending upon the Company's performance measured against specific coverage ratios, under the revolving credit line.

      The Company believes that its available credit facilities at December 31, 2004 are adequate to support its operations and working capital requirements. At December 31, 2004, the Company had credit facilities of $300 million under its revolving credit line and $50 million under various short-term uncommitted credit lines. All of these lines are unsecured. At December 31, 2004, a total of approximately $234.1 million was available under both the credit facility and uncommitted credit lines compared to $237.3 million available under both the credit facility and uncommitted credit lines at December 31, 2003. The amount used under both the credit facility and uncommitted credit lines at December 31, 2004, consisted of $37.7 million under the Company's five-year revolving credit facility and unsecured credit lines, $55.6 million standby letters of credit guaranteeing the Company's industrial revenue bonds and $22.6 million standby letters of credit related to various insurance contracts and foreign vendor commitments.

      The Company has an on-balance sheet trade accounts receivable securitization agreement (the "Securitization Facility"). The Securitization Facility allows the Company to borrow up to $350 million based on available accounts receivable. At December 31, 2004, the Company had $90 million outstanding secured by approximately $825.8 million of trade receivables compared to $182 million secured by approximately $649 million of trade receivables at December 31, 2003. During the third quarter of 2004, the Company extended the term of its Securitization Facility until August 2005 and amended certain representations and warranties.

      The Company's Board of Directors has authorized the repurchase of up to 15 million shares of the Company's outstanding common stock. For the year ended December 31, 2004, a total of approximately 250,000 shares of the Company's common stock were purchased at an aggregate cost of approximately $18.4 million. Since the inception of the program in 1999, a total of approximately 11.2 million shares have been repurchased at an aggregate cost of approximately $311.5 million. All of these repurchases have been financed through the Company's operations and banking arrangements.

      The outstanding checks in excess of cash represent trade payables checks that have not yet cleared the bank. When the checks clear the bank, they are funded by the revolving credit facility. This policy does not impact any liquid assets on the consolidated balance sheets.

      The following is a summary of the Company's future minimum payments under contractual obligations as of December 31, 2004 (in thousands):

	Payments due by period
	2005	2006	2007	2008	2009	Thereafter	Total
Long-term debt	$ 191,341	-	300,000	-	-	400,000	891,341
Estimated interest payments (1)	55,337	48,300	34,463	28,800	28,800	65,964	261,664
Operating leases	81,803	67,656	50,934	39,980	31,133	61,786	333,292
Purchase commitments (2)	81,809	57,693	52,280	49,723	1,775	-	243,280
	$ 410,290	173,649	437,677	118,503	61,708	527,750	1,729,577

(1)     For fixed rate debt, the Company calculated interest based on the applicable rates and payment dates. For variable rate debt, the Company estimated average outstanding balances for the respective periods and applied interest rates in effect at December 31, 2004 to these balances. The interest payments associated with the Company's interest rate swap were based on the difference between the fixed rate and the forward yield curve.

(2)     Includes commitments for natural gas, foreign currency, and raw material purchases.

Critical Accounting Policies

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

      The Company's significant accounting policies are described in Note 1 to the consolidated financial statements included elsewhere in this report. Some of those significant accounting policies require the Company to make subjective or complex judgments or estimates. Critical accounting policies are defined as those that are both most important to the portrayal of a company's financial condition and results and require management's most difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

      The Company believes the following accounting policies require it to use judgments and estimates in preparing its consolidated financial statements and represent critical accounting policies.

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
  Inventories are stated at the lower of cost or market (net realizable value). Cost is determined using the last-in, first-out method (LIFO) for approximately 80% of the inventory within the Mohawk segment, which matches current costs with current revenues, and the first-in, first-out method (FIFO), which is used to value inventory within the Dal-Tile segment and inventory not valued under the LIFO method in the Mohawk segment. Inventories on hand are compared against anticipated future usage, which is a function of historical usage and anticipated future selling price, in order to evaluate obsolescence, excessive quantities, and expected sales below cost. Actual results could differ from assumptions used to value obsolete, excessive inventory or inventory expected to be sold below cost and additional reserves may be required.
  Goodwill and indefinite life intangible assets are subject to annual impairment testing. The impairment tests are based on determining the fair value of the specified reporting units and indefinite life intangible assets based on management judgments and assumptions using estimated future cash flows. These judgments and assumptions could materially change the value of the specified reporting units and indefinite life intangible assets and, therefore, could materially impact the Company's consolidated financial statements. Intangible assets with definite lives are amortized over their useful lives. The useful life of a definite intangible asset is based on assumptions and judgments made by management at the time of acquisition. Changes in these judgments and assumptions that could include a loss of customers, a change in the assessment of future operations or a prolonged economic downturn could materially change the value of the definite-lived intangible assets and, therefore could materially impact the Company's financial statements.
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

Recent Accounting Pronouncements

      In December 2004, the FASB issued FASB Staff Position 109-1, "Application of FASB Statement No. 109, "Accounting for Income Taxes" ("SFAS No. 109") to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" ("FSP 109-1"). The American Jobs Creation Act of 2004 (the "Jobs Act") provides a tax deduction for income from qualified domestic production activities. FSP 109-1 provides the treatment for the deduction as a special deduction as described in SFAS No. 109. The Company is currently evaluating the effect that the manufacturer's deduction will have on future results. FSP 109-1 is effective prospectively as of January 1, 2005.

      In December 2004, the FASB issued FASB Staff Position 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP 109-2"), which provides guidance under SFAS No. 109 with respect to recording the potential impact of the repatriation provisions of the Jobs Act on enterprises' income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. The Company has not yet completed evaluating the impact of the repatriation provisions and has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.

      In November 2004, the FASB issued SFAS No. 151, "Inventory Costs-An Amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and re-handling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating SFAS 151 and does not expect it to have a material impact on the Company's consolidated financial statements.

      In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. Transition may be accomplished using either the prospective or retrospective methods. The Company currently measures compensation costs related to share-based payments under APB Opinion No. 25. The Company is currently evaluating the transition methods under SFAS 123R and will begin expensing stock options in the third quarter of 2005.

Impact of Inflation

      Inflation affects the Company's manufacturing costs, distribution costs and operating expenses. The carpet and tile industry has experienced significant inflation in the prices of raw materials and fuel-related costs beginning in the first quarter of 2004. For the period from 1999 through 2004 the carpet and tile industry experienced moderate inflation in the prices of raw materials and fuel-related costs. In the past, the Company has generally passed along these price increases to its customers and has been able to enhance productivity to offset increases in costs resulting from inflation in both the United States and Mexico.

Seasonality

      The Company is a calendar year-end company and its results of operations for the first quarter tend to be the weakest.  The second, third and fourth quarters typically produce higher net sales and operating income.  These results are primarily due to consumer residential spending patterns for floor covering, which historically have decreased during the first two months of each year following the holiday season.

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

The floor covering industry is sensitive to changes in general economic conditions, such as consumer confidence and income, corporate and government spending, interest rate levels and demand for housing. A prolonged decline in construction activity or spending for replacement floor covering products could have a material adverse effect on the Company's business.

      The U.S. floor covering industry is highly dependent on construction activity, including new construction, remodeling and replacement which are cyclical in nature. Although the impact of a decline in new construction activity is typically accompanied by an increase in remodeling and replacement activity, a prolonged decline in residential or commercial construction activity could have a material adverse effect on the Company's business. Additionally, economic changes that result in a prolonged decline in spending for remodeling and replacement activities could have a material adverse effect on the Company's business.

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

      The industry is highly competitive. The Company faces competition from a number of manufacturers and independent distributors. Some of its competitors may be larger and have greater resources and access to capital.  Maintaining the Company's competitive position may require: substantial investments in its product development efforts, manufacturing facilities, distribution network and sales and marketing activities. Competitive pressures may also result in decreased demand for its products.  Any of these factors could have a material adverse effect on the Company.

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

      The principal raw materials used in the Company's manufacturing operations include: nylon, polyester and polypropylene resins and fibers and carpet backings, which are used exclusively in its carpet and rugs business; talc, clay, nepheline syenite and various glazes, including frit (ground glass), zircon and stains, which are used exclusively in its ceramic tile business; and other materials. The Company has a single source supplier for all of its nepheline syenite requirements.  An extended interruption in the supply of these or other raw materials used in the Company's business or in the supply of suitable substitute materials would disrupt the Company's operations, which could have a material adverse effect on its business.

The Company may be unable to pass on to its customers increases in the costs of raw materials and energy, which could have a material adverse effect on its profitability.

      The prices of raw materials and natural gas vary with market conditions. Although the Company generally attempts to pass on increases in the costs of raw materials and natural gas to its customers, the Company's ability to do so is dependent upon the rate and magnitude of any increase, competitive pressures and market conditions for its products. There have been in the past, and may be in the future, periods of time during which increases in these costs cannot be recovered.  During such periods of time, there could be a material adverse effect on the Company's profitability.

The Company has been, and in the future may be, subject to claims and liabilities under environmental, health and safety laws and regulations, which could be significant.

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

      The Company's Monterrey, Mexico manufacturing facility represents a significant portion of the Company's total manufacturing capacity for ceramic tile. Accordingly, an event that has a material adverse impact on the Company's Mexican operations could have a material adverse effect on the tile operations as a whole. The business, regulatory and political environments in Mexico differ from those in the United States, and the Company's Mexican operations are exposed to legal, currency, tax, political, and economic risks specific to Mexico.

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

Forward-Looking Information

      Certain of the statements in this Annual Report on Form 10-K, particularly those anticipating future performance, business prospects, growth and operating strategies, proposed acquisitions, and similar matters, and those that include the words "believes," "anticipates," "forecast," "estimates" or similar expressions constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.  For those statements, Mohawk claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. There can be no assurance that the forward-looking statements will be accurate because they are based on many assumptions, which involve risks and uncertainties. The following important factors could cause future results to differ: changes in industry conditions; competition; raw material prices; timing and level of capital expenditures; integration of acquisitions; introduction of new products; rationalization of operations; and other risks identified in Mohawk's SEC reports and public announcements.

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

      The Company has designated the natural gas futures contracts as cash flow hedges. The outstanding contracts are valued at market with the offset applied to other comprehensive income, net of applicable income taxes and any hedge ineffectiveness.

      Any gain or loss is reclassified from other comprehensive income and recognized in cost of goods sold in the same period or periods during which the hedged transaction affects earnings. At December 31, 2004, the Company had natural gas contracts that mature from January 2005 to March 2005 with an aggregate notional amount of approximately 1 million MMBTU's. The fair value of these contracts was a liability of $1.3 million. At December 31, 2003, the Company had natural gas contracts that matured from January 2004 to December 2004 with an aggregate notional amount of approximately 3.9 million MMBTU's. The fair value of these contracts was an asset of $3.6 million. The offset to these assets is recorded in other comprehensive income, net of applicable income taxes. The ineffective portion of the derivative is recognized directly in the cost of goods sold within the consolidated statements of earnings and was not significant for the periods reported. The amount that the Company anticipates  will be reclassified out of accumulated other comprehensive income in the next twelve months is a loss of approximately $1.3 million.

      The Company's natural gas long-term supply agreements are accounted for under the normal purchases provision within SFAS No. 133 and its amendments. At December 31, 2004, the Company had normal purchase commitments of approximately 1.9 million MMBTU's for periods maturing from January 2005 through March 2006. The contracted value of these commitments was approximately $9.9 million and the fair value of these commitments was approximately $11.9 million, at December 31, 2004. At December 31, 2003, the Company had normal purchase commitments of approximately 3.1 million MMBTU's. The contracted value of these commitments was approximately $13.8 million and the fair value of these commitments was approximately $17.0 million.

Foreign Currency Rate Management

      The Company enters into foreign exchange forward contracts to hedge foreign denominated costs associated with its operations in Mexico. The objective of these transactions is to reduce volatility of exchange rates where these operations are located by fixing a portion of their costs in U.S. currency. Accordingly, these contracts have been designated as cash flow hedges. Gains and losses are reclassified from other comprehensive income and recognized in cost of goods sold in the same period or periods during which the hedged transaction affects earnings. The Company had forward contracts to purchase approximately 145.3 million Mexican pesos at December 31, 2003. The aggregate U.S. dollar value of these contracts at December 31, 2003 was approximately $12.7 million. The contracts are marked to market in other current liabilities with the offset to other comprehensive income, net of applicable income taxes. Unrealized losses at December 31, 2003 were not significant. The Company had no forward contracts outstanding at December 31, 2004.

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

The Board of Directors and Stockholders

Mohawk Industries, Inc.:

      We have audited the consolidated balance sheets of Mohawk Industries, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of earnings, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in Item 15(a)2. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mohawk Industries, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

Atlanta, Georgia
March 11, 2005

Report of Independent Registered Public Accounting Firm on  Internal Control over Financial Reporting

The Board of Directors and Stockholders

Mohawk Industries, Inc.:

We have audited management's assessment, included in the "Management's Report on Internal Control over Financial Reporting" set forth in Item 9A of Mohawk Industries, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2004, that Mohawk Industries, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Mohawk Industries, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment, and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Mohawk Industries, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Mohawk Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mohawk Industries, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of earnings, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 11, 2005 expressed an unqualified opinion on those consolidated financial statements.

Atlanta, Georgia
March 11, 2005

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2004 and 2003

(In thousands, except  per share data)

ASSETS	2004	2003
Current assets:
Receivables	$ 660,650	573,500
Inventories	1,017,983	832,415
Prepaid expenses	49,381	43,043
Deferred income taxes	55,311	84,260
Total current assets	1,783,325	1,533,218
Property, plant and equipment, net	905,332	919,085
Goodwill	1,377,349	1,368,700
Other intangible assets	322,646	325,339
Other assets	14,466	17,233
	$ 4,403,118	4,163,575

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 191,341	302,968
Accounts payable and accrued expenses	623,061	637,940
Total current liabilities	814,402	940,908
Deferred income taxes	191,761	183,669
Long-term debt, less current portion	700,000	709,445
Other long-term liabilities	30,618	31,752
Total liabilities	1,736,781	1,865,774

Stockholders' equity:
Preferred stock, $.01 par value; 60 shares authorized;
no shares issued	-	-
Common stock, $.01 par value; 150,000 shares authorized; 77,514
and 77,050 shares issued in 2004 and 2003, respectively	775	770
Additional paid-in capital	1,058,537	1,035,733
Retained earnings	1,910,383	1,541,761
Accumulated other comprehensive (loss) income	(2,441)	2,313
	2,967,254	2,580,577
Less treasury stock at cost; 10,755 and 10,515 shares in 2004
and 2003, respectively	300,917	282,776
Total stockholders' equity	2,666,337	2,297,801
	$ 4,403,118	4,163,575

See accompanying notes to consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings
Years Ended December 31, 2004, 2003 and 2002

(In thousands, except  per share data)

	2004	2003	2002
Net sales	$ 5,880,372	4,999,381	4,516,957
Cost of sales	4,259,531	3,605,579	3,247,865
Gross profit	1,620,841	1,393,802	1,269,092
Selling, general and administrative expenses	985,251	851,773	747,027
Operating income	635,590	542,029	522,065
Other expense (income):
Interest expense	53,392	55,575	68,972
Other expense	9,731	6,252	13,455
Other income	(4,922)	(8,232)	(3,991)
	58,201	53,595	78,436
Earnings before income taxes	577,389	488,434	443,629
Income taxes	208,767	178,285	159,140
Net earnings	$ 368,622	310,149	284,489

Basic earnings per share	$ 5.53	4.68	4.46

Weighted-average common shares outstanding	66,682	66,251	63,723

Diluted earnings per share	$ 5.46	4.62	4.39

Weighted-average common and dilutive potential
common shares outstanding	67,557	67,121	64,861

See accompanying notes to consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity and Comprehensive Income
Years Ended December 31, 2004, 2003 and 2002

(In thousands)

					Accumulated
			Additional		other			Total
	Common stock		paid-in	Retained	comprehensive	Treasury stock		shareholders'
	Shares	Amount	capital	Earnings	income (loss)	Shares	Amount	equity
Balances at December 31, 2001	61,408	$ 614	$ 197,247	$ 947,123	$ (2,837)	(8,715)	$ (193,596)	$ 948,551
Stock options exercised	2,056	20	50,165	-	-	-	-	50,185
Purchase of Dal-Tile	12,907	129	750,558	-	-	-	-	750,687
Purchase of treasury stock	-	-	-	-	-	(1,371)	(64,034)	(64,034)
Grant to employee profit sharing plan	-	-	3,040	-	-	72	282	3,322
Grant to executive incentive plan	-	-	77	-	-	8	176	253
Tax benefit from exercise of stock
options	-	-	5,463	-	-	-	-	5,463
Comprehensive Income:
Discontinued hedge on
nterest rate swap	-	-	-	-	6,768	-	-	6,768
Unrealized loss on hedge instruments
net of taxes	-	-	-	-	(2,805)	-	-	(2,805)
Net earnings	-	-	-	284,489	-	-	-	284,489
Total Comprehensive Income								288,452

Balances at December 31, 2002	76,371	763	1,006,550	1,231,612	1,126	(10,006)	(257,172)	1,982,879
Stock options exercised	679	7	18,283	-	-	-	-	18,290
Purchase of treasury stock	-	-	-	-	-	(593)	(27,839)	(27,839)
Grant to employee profit sharing plan	-	-	2,080	-	-	72	1,929	4,009
Grant to executive incentive plan	-	-	63	-	-	12	306	369
Tax benefit from exercise of stock
<
options	-	-	8,757	-	-	-	-	8,757
Comprehensive Income:
Currency translation adjustment	-	-	-	-	47	-	-	47
Unrealized gain on hedge instruments
net of taxes	-	-	-	-	1,140	-	-	1,140
Net earnings	-	-	-	310,149	-	-	-	310,149
Total Comprehensive Income								311,336

Balances at December 31, 2003	77,050	770	1,035,733	1,541,761	2,313	(10,515)	(282,776)	2,297,801
Stock options exercised	464	5	14,952	-	-	-	-	14,957
Purchase of treasury stock	-	-	-	-	-	(250)	(18,413)	(18,413)
Grant to executive incentive plan
and other	-	-	307	-	-	10	272	579
Tax benefit from exercise of stock
options	-	-	7,545	-	-	-	-	7,545
Comprehensive Income:
Currency translation adjustment	-	-	-	-	(1,675)	-	-	(1,675)
Unrealized loss on hedge instruments
net of taxes	-	-	-	-	(3,079)	-	-	(3,079)
Net earnings	-	-	-	368,622	-	-	-	368,622
Total Comprehensive Income								363,868

Balances at December 31, 2004	77,514	775	1,058,537	1,910,383	(2,441)	(10,755)	(300,917)	2,666,337

See accompanying notes to consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years Ended December 31, 2004, 2003 and 2002

(In thousands)

	2004	2003	2002
Cash flows from operating activities:
Net earnings	$ 368,622	310,149	284,489
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	123,088	106,615	101,942
Deferred income taxes	38,700	34,775	22,137
Tax benefit on stock options exercised	7,545	8,757	5,463
Loss on sale of property, plant and equipment	3,037	3,267	2,762
Changes in assets and liabilities, net of
effects of acquisitions:
Receivables	(85,417)	(47,443)	34,657
Inventories	(179,765)	(104,964)	(15,215)
Accounts payable and accrued expenses	(25,241)	(2,769)	117,039
Other assets and prepaid expenses	(6,598)	(5,592)	(13,111)
Other liabilities	(1,134)	6,595	9,347
Net cash provided by operating activities	242,837	309,390	549,510
Cash flows from investing activities:
Additions to property, plant and equipment	(106,601)	(114,631)	(111,934)
Acquisitions	(14,998)	(384,121)	(717,638)
Net cash used in investing activities	(121,599)	(498,752)	(829,572)
Cash flows from financing activities:
Net change in revolving line of credit	(3,981)	37,299	(29,491)
Proceeds from issuance of senior notes	-	-	700,000
Proceeds from bridge credit facility	-	-	600,000
Repayment of bridge credit facility	-	-	(600,000)
Net borrowing change in asset securitizations	(92,000)	182,000	(125,000)
Payments on term loans	(25,034)	(26,492)	(32,208)
Redemption of acquisition indebtedness	-	-	(202,564)
Payments of other debt	(57)	(821)	(1,307)
Change in outstanding checks in excess of cash	3,290	6,925	(15,519)
Acquisition of treasury stock	(18,413)	(27,839)	(64,034)
Common stock transactions	14,957	18,290	50,185
Net cash (used in) provided by financing activities	(121,238)	189,362	280,062
Net change in cash	-	-	-
Cash, beginning of year	-	-	-
Cash, end of year	$ -	-	-

See accompanying notes to consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

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

(b) Accounts Receivable and Revenue Recognition

      The Company is principally a carpet, rug and ceramic tile manufacturer and sells carpet, rugs, ceramic tile, natural stone, hardwood, resilient and laminate flooring products throughout the United States principally for residential and commercial use. The Company grants credit to customers, most of whom are retail-flooring dealers and commercial end users, under credit terms that are customary in the industry.

      Revenues are recognized when goods are shipped, which is when the legal title passes to the customer. The Company provides allowances for expected cash discounts, returns, claims and doubtful accounts based upon historical bad debt and claims experience and periodic evaluations of specific customer accounts.

(c) Inventories

      Inventories are stated at the lower of cost or market (net realizable value).  Cost is determined using the last-in, first-out (LIFO) method, which matches current costs with current revenues, for approximately 80% of the inventories within the Mohawk segment and the first-in, first-out (FIFO) method for the Dal-Tile segment and the remaining inventories within the Mohawk segment.

(d) Property, Plant and Equipment

      Property, plant and equipment are stated at cost, including capitalized interest.  Depreciation is calculated on a straight-line basis over the estimated remaining useful lives, which are 25-35 years for buildings and improvements, 5-15 years for machinery and equipment, the shorter of the estimated useful life or life of the lease for leasehold improvements and 3-7 years for furniture and fixtures.

(e) Goodwill and Other Intangible Assets

      In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" the Company tests goodwill and other intangible assets with indefinite lives for impairment on an annual basis (or on an interim basis if an event occurs that might reduce the fair value of the reporting unit below its carrying value). The Company conducts testing for impairment during the fourth quarter of its fiscal year. Intangible assets that do not have indefinite lives are amortized based on average lives.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Statements (Continued)

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

(g) Financial Instruments

      The Company's financial instruments consist primarily of receivables, accounts payable, accrued expenses and long-term debt.  The carrying amount of receivables, accounts payable and accrued expenses approximates their fair value because of the short-term maturity of such instruments. The carrying amount of the Company's floating rate debt approximates its fair value. Interest rates that are currently available to the Company for issuance of long-term debt with similar terms and remaining maturities are used to estimate the fair value of the Company's long-term debt. The estimated fair value of the Company's long-term debt at December 31, 2004 and 2003 was $961,120 and $1,095,590, compared to a carrying amount of $891,341 and $1,012,413, respectively.

(h) Derivative Instruments

      Accounting for Derivative Instruments and Hedging Activities requires the Company to recognize all derivatives on the consolidated balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in its fair value are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company engages in activities that expose it to market risks, including the effects of changes in interest rates, exchange rates and  natural gas prices. Financial exposures are managed as an integral part of the Company's risk management program, which seeks to reduce the potentially adverse effect that the volatility of the interest rate, exchange rate and natural gas markets may have on operating results. The Company does not regularly engage in speculative transactions, nor does it regularly hold or issue financial instruments for trading purposes.

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

 (i) Advertising Costs and Vendor Consideration

      Advertising and promotion expenses are charged to earnings during the period in which they are incurred.  Advertising and promotion expenses included in selling, administrative, and general expenses were $31,474 in 2004, $26,990 in 2003 and $31,829 in 2002.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Statements (Continued)

      Vendor consideration, generally cash, is classified as a reduction of net sales, unless specific criteria are met regarding goods or services that the vendor may receive in return for this consideration. The Company makes various payments to customers, including slotting fees, advertising allowances, buy-downs and co-op advertising. All of these payments reduce gross sales with the exception of co-op advertising. Co-op advertising is classified as a selling, general and administrative expense. Co-op advertising expenses, a component of advertising and promotion expenses, were $10,389 in 2004, $9,355 in 2003 and $14,090 in 2002.

(j) Impairment of Long-Lived Assets

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

(k) Foreign Currency Translation

      The Company's subsidiaries that operate outside the United States use their local currency as the functional currency, with the exception of operations carried out in Canada and Mexico, in which case the functional currency is the U.S. dollar. Other than Canada and Mexico, the functional currency is translated into U.S. dollars for balance sheet accounts using the month end rates in effect as of the balance sheet date and average exchange rate for revenue and expense accounts for each respective period. The translation adjustments are deferred as a separate component of stockholders' equity, within other comprehensive income. Gains or losses resulting from transactions denominated in foreign currencies are included in other income or expense, within the consolidated statements of earnings. The assets and liabilities of the Company's Canada and Mexico operations are re-measured using a month end rate, except for non-monetary assets and liabilities, which are re-measured using the historical exchange rate. Income and expense accounts are re-measured using an average monthly rate for the period, except for expenses related to those balance sheet accounts that are re-measured using historical exchange rates. The resulting re-measurement adjustment is reported in the consolidated statements of operations when incurred.

(l) Earnings per Share ("EPS")

      Basic net earnings per share ("EPS") is calculated using net earnings available to common stockholders divided by the weighted-average number of shares of common stock outstanding during the year. Diluted EPS is similar to basic EPS except that the weighted-average number of shares is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

      Dilutive common stock options are included in the diluted EPS calculation using the treasury stock method.  Common stock options that were not included in the diluted EPS computation because the options' exercise price was greater than the average market price of the common shares for the periods presented were 21, 605 and 571 for 2004, 2003 and 2002, respectively.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Statements (Continued)

      Computations of basic and diluted earnings per share are presented in the following table:

	Years Ended December 31,
	2004	2003	2002

Net earnings	$ 368,622	310,149	284,489

Weighted-average common and dilutive potential
common shares outstanding:

Weighted-average common shares outstanding	66,682	66,251	63,723

Add weighted-average dilutive potential common
shares - options to purchase common shares, net	875	870	1,138

Weighted-average common and dilutive potential
common shares outstanding	67,557	67,121	64,861

Basic earnings per share	$ 5.53	4.68	4.46

Diluted earnings per share	$ 5.46	4.62	4.39

(m) Stock-Based Compensation

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

Notes to Consolidated Statements (Continued)

      If the Company had elected to recognize compensation expense based upon the fair value at the grant dates for awards under its plans, the Company's net earnings per share would have been reduced as follows:

	2004	2003	2002

Net earnings as reported	$ 368,622	310,149	284,489
Deduct: Stock-based employee compensation
expense determined under fair value based
method for all options, net of related tax effects	(7,519)	(6,284)	(4,972)
Pro forma net earnings	$ 361,103	303,865	279,517

Net earnings per common share (basic)
As reported	$ 5.53	4.68	4.46
Pro forma	$ 5.42	4.59	4.39
Net earnings per common share (diluted)
As reported	$ 5.46	4.62	4.39
Pro forma	$ 5.36	4.54	4.31

      The average fair value of options granted during 2004, 2003 and 2002 was $34.39, $24.73 and $26.72, respectively. This fair value was estimated using the Black-Scholes option pricing model based on a weighted-average market price at grant date of $74.62 in 2004, $53.93 in 2003 and $62.11 in 2002 and the following weighted-average assumptions:

	2004	2003	2002
Dividend yield	-	-	-
Risk-free interest rate	2.9%	2.3%	3.0%
Volatility	43.1%	44.9%	39.7%
Expected life (years)	6	6	6

(n) Effect of New Accounting Pronouncements

      In December 2004, the FASB issued FASB Staff Position 109-1, "Application of FASB Statement No. 109, "Accounting for Income Taxes" ("SFAS No. 109") to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" ("FSP 109-1"). The American Jobs Creation Act of 2004 (the "Jobs Act") provides a tax deduction for income from qualified domestic production activities. FSP 109-1 provides the treatment for the deduction as a special deduction as described in SFAS No. 109. The Company is currently evaluating the effect that the manufacturer's deduction will have on future results. FSP 109-1 is effective prospectively as of January 1, 2005.

      In December 2004, the FASB issued FASB Staff Position 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP 109-2"), which provides guidance under SFAS No. 109 with respect to recording the potential impact of the repatriation provisions of the Jobs Act on enterprises' income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. The Company has not yet completed evaluating the impact of the repatriation provisions and has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.

      In November 2004, the FASB issued SFAS No. 151, "Inventory Costs-An Amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and re-handling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating SFAS 151 and does not expect it to have a material impact on the Company's consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Statements (Continued)

      In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. Transition may be accomplished using either the prospective or retrospective methods. The Company currently measures compensation costs related to share-based payments under APB Opinion No. 25. The Company is currently evaluating the transition methods under SFAS 123R and will begin expensing stock options in the third quarter of 2005.

(o) Fiscal Year

      The Company ends its fiscal year on December 31.  Each of the first three quarters in the fiscal year ends on the Saturday nearest the calendar quarter end.

(p) Reclassifications

      In 2004, the Company reclassified certain prior period financial statement balances to conform to current presentations.

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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Statements (Continued)

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

      The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$ 322,042
Property, plant and equipment	223,267
Goodwill	1,168,286
Intangible assets-trademarks	146,700
Other assets	4,930
Total assets acquired	1,865,225

Current liabilities	132,124
Long-term debt	181,300
Other liabilities	83,476
Total liabilities assumed	396,900
Net assets acquired	$ 1,468,325

      The following unaudited pro forma financial information presents the combined results of operations of Mohawk and Dal-Tile as if the acquisition had occurred at the beginning of 2002, after giving effect to certain adjustments, including increased interest expense on debt related to the acquisition, the elimination of goodwill amortization and related income tax effects. The pro forma information does not necessarily reflect the results of operations that would have occurred had Mohawk and Dal-Tile constituted a single entity during such periods. The following table discloses the results for the fiscal year ended December 31:

2002
Net sales	$ 4,753,002
Net earnings	294,846
Basic earnings per share	4.39
Diluted earnings per share	4.32

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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Statements (Continued)

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

      Of the approximately $178,340 of acquired intangible assets, approximately $125,580 was assigned to trade names and not subject to amortization. The remaining $52,760 was assigned to customer relationships with a weighted-average useful life of approximately 15 years. Goodwill of approximately $78,083 was assigned to the Mohawk segment. The goodwill is deductible for income tax purposes.

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

	2003	2002
Net sales	$ 5,216,312	4,777,526
Net earnings	316,386	290,996
Basic earnings per share	4.78	4.57
Diluted earnings per share	4.71	4.49

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Statements (Continued)

(3) Receivables

Receivables are as follows:
	2004	2003
Customers, trade	$ 746,233	663,269
Other	9,720	4,648
	755,953	667,917
Less allowance for discounts, returns, claims and
doubtful accounts	95,303	94,417
Net receivables	$ 660,650	573,500

(4) Inventories

The components of inventories are as follows:
	2004	2003
Finished goods	$ 665,565	535,645
Work in process	86,883	72,981
Raw materials	265,535	223,789
Total inventories	$ 1,017,983	832,415

      The carrying value of LIFO inventory approximates replacement value at December 31, 2004 and 2003, respectively. There were no LIFO liquidations in either 2004 or 2003.

(5) Goodwill and Other Intangible Assets

      The Company evaluates its goodwill and indefinite life intangibles on an annual basis for impairment. The Company has two reporting segments, the Mohawk segment and the Dal-Tile segment and, accordingly, has assigned the acquired goodwill and indefinite life intangibles to the respective reporting segments. During the fourth quarter of 2004, the Company evaluated the goodwill and indefinite life intangibles using the discounted cash flow approach and determined that there was no impairment.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Statements (Continued)

      The following table summarizes the components of intangible assets:

	2004	2003
Carrying amount of amortized intangible assets:
Customer relationships	$ 54,160	53,010
Patents	600	600
	$ 54,760	53,610

Accumulated amortization of amortized intangible assets:
Customer relationships	$ 4,324	541
Patents	70	10
	$ 4,394	551

Indefinite life intangible assets:
Trade names	$ 272,280	272,280

Total other intangible assets	$ 322,646	325,339

Aggregate amortization expense
For the year ended December 31.	$ 3,843	551

Estimated amortization expense for years ended
December 31, are as follows:

2005	$ 4,002
2006	4,002
2007	3,779
2008	3,619
2009	3,591

      The changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2003 are as follows:

	Mohawk	Dal-Tile	Total
Balance as of January 1, 2003	$ 109,167	1,168,286	1,277,453
Goodwill acquired during the year	85,916	5,331	91,247
Balances as of December 31, 2003	195,083	1,173,617	1,368,700
Goodwill acquired during the year	1,549	7,100	8,649
Balances as of December 31, 2004	$ 196,632	1,180,717	1,377,349

      The increase in goodwill during 2004 was attributable to an acquisition made within the Dal-Tile reporting segment and an earn-out payment related to an acquisition made within the Mohawk reporting segment during 2003.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Statements (Continued)

(6) Property, Plant and Equipment

Following is a summary of property, plant and equipment:
	2004	2003
Land	$ 59,638	59,621
Buildings and improvements	378,389	367,007
Machinery and equipment	1,233,140	1,154,387
Furniture and fixtures	44,371	45,680
Leasehold improvements	24,120	19,912
Construction in progress	78,165	88,883
	1,817,823	1,735,490
Less accumulated depreciation and amortization	912,491	816,405
Net property, plant and equipment	$ 905,332	919,085

      Property, plant and equipment includes capitalized interest of $3,197, $5,634 and $2,126 in 2004, 2003 and 2002, respectively. Depreciation expense was $117,768, $104,450 and $96,819 for 2004, 2003 and 2002, respectively.

(7) Long-Term Debt

      On September 29, 2004, the Company amended its five-year revolving credit facility with interest rates of either (i) LIBOR plus 0.4% to 1.4%, depending upon the Company's performance measured against certain financial ratios, or (ii) the base rate plus 0-0.5%, depending upon the Company's performance measured against certain financial ratios. The facility was increased from $200,000 to $300,000. The increase in the facility replaces the $100,000 364-day facility, which expired during the third quarter of 2004. The credit agreement contains customary financial and other covenants. The Company must pay an annual facility fee ranging from .15% to .50% of the total credit commitment, depending upon the Company's performance measured against specific coverage ratios. At December 31, 2004, a total of approximately $234,130 was available under both the credit facility and uncommitted credit lines compared to $237,344 available under both the credit facility and uncommitted credit lines at December 31, 2003. The amount used under both the credit facility and uncommitted credit lines at December 31, 2004, consisted of $37,721 under the Company's revolving credit facility and unsecured credit lines, $55,599 standby letters of credit guaranteeing the Company's industrial revenue bonds and $22,550 standby letters of credit related to various insurance contracts and foreign vendor commitments. The revolving credit facility and uncommitted credit lines are unsecured.

      The Company has an on-balance sheet trade accounts receivable securitization agreement (the "Securitization Facility"). The Securitization Facility allows the Company to borrow up to $350,000 based on available accounts receivable. At December 31, 2004, the Company had $90,000 outstanding secured by approximately $825,799 million of trade receivables compared to $182,000 secured by approximately $649,018 of trade receivables at December 31, 2003. During the third quarter of 2004, the Company extended the term of its Securitization Facility until August 2005 and amended certain representations and warranties.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Statements (Continued)

Long-term debt consists of the following:
	2004	2003
Short term uncommitted credit lines	$ 37,721	-
364-Day Credit Agreement, due September 29, 2004	-	41,701
Securitization Facility, due August 1, 2005	90,000	182,000
6.50% senior notes, payable April 15, 2007
interest payable semiannually	300,000	300,000
7.20% senior notes, payable April 15, 2012
interest payable semiannually	400,000	400,000
8.46% senior notes, payable in annual principal
installments beginning in 1998, due September 16, 2004,
interest payable quarterly	-	14,286
7.14%-7.23% senior notes, payable in annual principal
installments beginning in 1997, due September 1, 2005,
interest payable semiannually	9,447	18,889
6% term note, payable in annual principal and interest
installments beginning in 1998, due July 23, 2004	-	1,336
Industrial revenue bonds and other	54,173	54,201
Total long-term debt	891,341	1,012,413
Less current portion	191,341	302,968
Long-term debt, excluding current portion	$ 700,000	709,445

The aggregate maturities of long-term debt as of
December 31, 2004 are as follows:

2005	$ 191,341
2006	-
2007	300,000
2008	-
2009	-
Thereafter	400,000
	$ 891,341

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Statements (Continued)

(8) Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are as follows:
	2004	2003
Outstanding checks in excess of cash	$ 33,719	30,429
Accounts payable, trade	277,851	245,746
Accrued expenses	180,978	185,099
Income taxes payable	16,143	76,913
Accrued compensation	114,370	99,753
Total accounts payable and accrued expenses	$ 623,061	637,940

(9) Derivative Financial Instruments

Natural Gas Risk Management

      The Company uses a combination of natural gas futures contracts and long-term supply agreements to manage unanticipated changes in natural gas prices. The contracts are based on forecasted usage of natural gas measured in Million British Thermal Units ("MMBTU").

      The Company has designated the natural gas futures contracts as cash flow hedges. The outstanding contracts are valued at market with the offset applied to other comprehensive income, net of applicable income taxes and any hedge ineffectiveness.

      Any gain or loss is reclassified from other comprehensive income and recognized in cost of goods sold in the same period or periods during which the hedged transaction affects earnings. At December 31, 2004, the Company had natural gas contracts that mature from January 2005 to March 2005 with an aggregate notional amount of approximately 1,010 MMBTU's. The fair value of these contracts was a liability of $1,280. At December 31, 2003, the Company had natural gas contracts outstanding with an aggregate notional amount of approximately 3,950 MMBTU's. The fair value of these contracts was an asset of $3,565. The offset to these assets is recorded in other comprehensive income, net of applicable income taxes. The ineffective portion of the derivative is recognized in the cost of goods sold within the consolidated statements of earnings and was not significant for the periods reported. The amount that the Company anticipates that will be reclassified out of accumulated other comprehensive income in the next twelve months is a loss of approximately $1,280.

      The Company's natural gas long-term supply agreements are accounted for under the normal purchases provision within SFAS No. 133 and its amendments. At December 31, 2004, the Company had normal purchase commitments of approximately 1,892 MMBTU's for periods maturing from January 2005 through March 2006. The contracted value of these commitments was approximately $9,879 and the fair value of these commitments was approximately $11,941, at December 31, 2004. At December 31, 2003, the Company had normal purchase commitments of approximately 3,095 MMBTU's. The contracted value of these commitments was approximately $13,774 and the fair value of these commitments was approximately $17,018.

Foreign Currency Rate Management

      The Company enters into foreign exchange forward contracts to hedge foreign denominated costs associated with its operations in Mexico. The objective of these transactions is to reduce volatility of exchange rates where these operations are located by fixing a portion of their costs in U.S. currency. Accordingly, these contracts have been designated as cash flow hedges. Gains and losses are reclassified from other comprehensive income and recognized in cost of goods sold in the same period or periods during which the hedged transaction affects earnings. The Company had forward contracts to purchase approximately 145,284 Mexican pesos at December 31, 2003. The aggregate U.S. dollar value of these contracts at December 31, 2003 was approximately $12,665. The contracts are marked to market in other current liabilities with the offset to other comprehensive income, net of applicable income taxes. Unrealized losses at December 31, 2003 were not significant. The Company had no forward contracts outstanding at December 31, 2004.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Statements (Continued)

(10) Product warranties

      The Company warrants certain qualitative attributes of its products for up to 20 years. The Company records a provision for estimated warranty and related costs, based on historical experience and periodically adjusts these provisions to reflect actual experience.

Product warranties are as follows:

	2004	2003	2002

Balance at beginning of year	$ 24,063	28,919	32,406
Warranty claims.	(45,553)	(50,040)	(55,999)
Warranty expense	44,963	45,184	52,512
Balance at end of year	$ 23,473	24,063	28,919

(11) Stock Options, Stock Compensation and Treasury Stock

      Under the 2002 Long-Term Incentive Plan, options may be granted to directors and key employees through 2012 to purchase a maximum of 3,200 shares of common stock. Under the 2002 plan, options that were not issued from the 1992, 1993 and 1997 plans were cancelled.  During 2004, 2003 and 2002, options to purchase 411, 565 and 731 shares, respectively, were granted under the 1992, 1993, 1997 and 2002 plans. Options granted under each of these plans expire 10 years from the date of grant and become exercisable at such dates and at prices as determined by the Compensation Committee of the Company's Board of Directors. In connection with the acquisition of Dal-Tile in 2002, the Company issued 2,096 options to employees of Dal-Tile in exchange for their respective options.

      During 1996, the Company adopted the 1997 Non-Employee Director Stock Compensation Plan.  The plan provides for awards of common stock of the Company for non-employee directors to receive in lieu of cash for their annual retainers.  During 2004, 2003 and 2002, a total of 1, 1 and 2 shares, respectively, were awarded to the non-employee directors under the plan.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Statements (Continued)

      Additional information relating to the Company's stock option plans follows:

	2004	2003	2002
Options outstanding at beginning of year	2,413	2,624	1,916
Options granted for Dal-Tile acquisition	-	-	2,096
Options granted	411	565	731
Options exercised	(464)	(679)	(2,056)
Options canceled	(79)	(97)	(63)
Options outstanding at end of year	2,281	2,413	2,624
Options exercisable at end of year	791	765	1,017

Option prices per share:
Options granted during the year	$61.33-90.97	48.50-74.93	38.73-65.02
Options exercised during the year	$9.33-65.02	6.67-63.14	5.67-49.09
Options canceled during the year	$11.17-82.50	9.33-63.90	9.58-63.14
Options outstanding at end of year	$9.33-90.97	9.33-74.93	6.67-65.02
Options exercisable at end of year	$9.33-74.93	9.33-65.02	6.67-53.01

      Summarized information about stock options outstanding and exercisable at December 31, 2004, is as follows:

	Outstanding			Exercisable
Exercise price range	Number of Shares	Average Life (1)	Average Price (2)	Number of Shares	Average Price (2)
Under $30.53	650	4.56	$ 23.09	446	$ 20.08
$30.69-48.50	509	7.24	44.40	159	37.39
$49.09-63.14	493	7.39	60.93	119	60.87
$63.90-73.45	555	8.60	70.27	66	65.54
$73.54-84.85	67	9.48	81.42	1	74.93
$90.97-90.97	7	9.96	90.97	-	-
Total	2,281	6.91	49.41	791	33.55

(1)       Weighted-average contractual life remaining in years.
(2)       Weighted-average exercise price.

      The Company's Board of Directors has authorized the repurchase of up to 15,000 shares of its outstanding common stock. For the year ended December 31, 2004, a total of approximately 250 shares of the Company's common stock was purchased at an aggregate cost of approximately $18,413. Since the inception of the program, a total of approximately 11,207 shares has been repurchased at an aggregate cost of approximately $311,543. All of these repurchases have been financed through the Company's operations and banking arrangements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Statements (Continued)

(12) Employee Benefit Plans

      The Company has a 401(k) retirement savings plan (the "Mohawk Plan") open to substantially all of its employees who have completed 90 days of eligible service. For the Mohawk segment, the Company contributes $0.50 for every $1.00 of employee contributions up to a maximum of 4% of the employee's salary and an additional $0.25 for every $1.00 of employee contribution in excess of 4% of the employee's salary up to a maximum of 6%. For the Dal-Tile segment, the Company contributes $.50 for every $1.00 of employee contributions up to a maximum of 6% of the employee's salary. Employee and employer contributions to the Mohawk Plan were $35,440 and $13,896 in 2004, $28,807 and $10,995 in 2003, and $20,237 and $7,359 in 2002, respectively. The Company also made a discretionary contribution to the Mohawk Plan of approximately $5,214, $4,595 and $3,797 in 2004, 2003 and 2002, respectively.

(13) Income Taxes

      Income tax expense for the years ended December 31, 2004, 2003 and 2002, consists of the following:

	Current	Deferred	Total
2004:
U.S. federal	$ 158,704	32,541	191,245
State, local and other	11,363	6,159	17,522
	$ 170,067	38,700	208,767
2003:
U.S. federal	$ 132,849	38,696	171,545
State, local and other	10,661	(3,921)	6,740
	$ 143,510	34,775	178,285
2002:
U.S. federal	$ 133,914	9,859	143,773
State, local and other	3,089	12,278	15,367
	$ 137,003	22,137	159,140

      Income tax expense attributable to earnings before income taxes differs from the amounts computed by applying the U.S. statutory federal income tax rate to earnings before income taxes as follows:

	2004	2003	2002
Computed "expected" tax expense	$ 202,087	170,952	155,270
State and local income taxes, net of federal
income tax benefit	11,675	5,071	8,741
Foreign income taxes	(892)	2,495	1,248
Tax credits	(1,821)	(2,312)	(5,000)
Other, net	(2,282)	2,079	(1,119)
	$ 208,767	178,285	159,140

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003, are presented below:

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Statements (Continued)

	2004	2003
Deferred tax assets:
Accounts receivable	$ 32,008	41,582
Inventories	9,641	25,312
State net operating loss	7,020	7,142
Accrued expenses	62,767	61,003
Gross deferred tax assets	111,436	135,039

Deferred tax liabilities:
Plant and equipment	(129,287)	(117,857)
Intangibles	(83,545)	(72,954)
Other liabilities	(35,054)	(43,637)
Gross deferred tax liabilities	(247,886)	(234,448)
Net deferred tax liability	$ (136,450)	(99,409)

      Based upon the expected reversal of deferred tax liabilities and the level of historical and projected taxable income over periods in which the deferred tax assets are deductible, the Company's management believes it is more likely than not the Company will realize the benefits of these deductible differences.

      Income tax expense of $1,659 was recorded in other comprehensive income related to the Company's hedge instruments as of December 31, 2004.

      The Company does not provide for U.S. federal and state income taxes on the cumulative undistributed earnings of its foreign subsidiaries because such earnings are reinvested and will continue to be reinvested indefinitely. At December 31, 2004, the Company had not provided federal income taxes on earnings of approximately $48,172 from its foreign subsidiaries. Should these earnings be distributed in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes in various international jurisdictions. These taxes will be partially offset by U.S. foreign tax credits.

      The American Jobs Creation Act of 2004 was enacted on October 22, 2004. This new law made numerous and substantive changes in the taxation of foreign-sourced and domestic income. As of this date, the U.S. Treasury Department has not issued regulations providing implementation guidance for this new law. Due to the lack of guidance and the complex calculations involved, the Company has not completed its analysis of the effect this legislation may have on it.

      In the normal course of business, the Company's tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities, and the Company has accrued a liability when it believes that it is probable that it will be assessed. Differences between the estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material adverse effect on the Company's consolidated financial position but could possibly be material to the Company's consolidated results of operations or cash flow of any one period.

(14) Commitments and Contingencies

      The Company is obligated under various operating leases for office and manufacturing space, machinery, and equipment.

      Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31:

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Statements (Continued)

2005	$ 81,803
2006	67,656
2007	50,934
2008	39,980
2009	31,133
Thereafter	61,786
Total payments	$ 333,292

      Rental expense under operating leases was $87,659, $78,007 and $62,066 in 2004, 2003 and 2002, respectively.

      The Company has approximately $36,693 and $23,433 as of December 31, 2004 and 2003 in standby letters of credit for various insurance contracts and commitments to foreign vendors that expire within two years.

      The Company is involved in routine litigation from time to time in the regular course of its business. Except as noted below, there are no material legal proceedings pending or known to be contemplated to which the Company is a party or to which any of its property is subject.

      The Company is subject to various federal, state, local and foreign environmental health and safety laws and regulations, including those governing air emissions, wastewater discharges, the use, storage, treatment and disposal of solid and hazardous materials, and the cleanup of contamination associated therewith. Because of the nature of the Company's business, the Company has incurred, and will continue to incur, costs relating to compliance with such laws and regulations. The Company is involved in various proceedings relating to environmental matters and is currently engaged in environmental investigation, remediation and post-closure care programs at certain sites. The Company has provided accruals for such activities that it has determined to be both probable and reasonably estimable. The Company does not expect that the ultimate liability with respect to such activities will have a material adverse effect on it.

(15) Consolidated Statements of Cash Flows Information

      Supplemental disclosures of cash flow information are as follows:

	2004	2003	2002
Net cash paid during the year for:
Interest	$ 60,744	61,424	43,866
Income taxes	$ 226,227	139,914	59,931

Supplemental schedule of non-cash
investing and financing activities:
Fair value of assets acquired in acquisition	$ -	407,320	1,865,225
Liabilities assumed in acquisition	-	(23,199)	(396,900)
Issuance of common stock and options
in acquisition	-	-	(750,687)
	$ -	384,121	717,638

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Statements (Continued)

(16) Segment Reporting

      The Company has two reporting segments, the Mohawk segment, and the Dal-Tile segment. The Mohawk segment (an aggregation of the Mohawk Flooring reporting unit and the Mohawk Home reporting unit) manufactures, sources, markets and distributes its product lines, which include carpet, rugs, pad, ceramic tile, hardwood, resilient and laminate through independent floor covering retailers, home centers, mass merchandisers, department stores, commercial dealers and commercial end users. The Dal-Tile segment product lines include ceramic tile, porcelain tile and stone products sold through tile and flooring retailers, contractors, independent distributors and home centers.

      Amounts disclosed for each segment are prior to any elimination or consolidation entries. Corporate general and administrative expenses amounts attributable to each segment are estimated and allocated accordingly. Segment performance is evaluated based on operating income. Export sales are not significant and long-lived assets located outside the United States of America, principally Mexico, were $97,425 and $85,339 at December 31, 2004 and 2003, respectively.

Segment information is as follows:

	2004	2003	2002
Net sales:
Mohawk	$ 4,368,831	3,730,845	3,618,777
Dal-Tile	1,511,541	1,268,536	898,180
	$ 5,880,372	4,999,381	4,516,957

Operating income:
Mohawk	$ 424,256	364,040	390,936
Dal-Tile	219,831	187,245	139,888
Corporate and eliminations	(8,497)	(9,256)	(8,759)
	$ 635,590	542,029	522,065

Depreciation and amortization:
Mohawk	$ 89,479	78,450	77,416
Dal-Tile	29,210	24,638	18,266
Corporate and eliminations	4,399	3,527	6,260
	$ 123,088	106,615	101,942

Capital expenditures (excluding acquisitions):
Mohawk	$ 66,563	55,587	79,235
Dal-Tile	38,720	57,856	31,311
Corporate and eliminations	1,318	1,188	1,388
	$ 106,601	114,631	111,934

Assets:
Mohawk	$ 2,257,153	2,086,716
Dal-Tile	2,063,195	1,967,206
Corporate and eliminations	82,770	109,653
	$ 4,403,118	4,163,575

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Statements (Continued)

 (17) Quarterly Financial Data (Unaudited)

      The supplemental quarterly financial data are as follows:

	Quarters Ended
	April 3,	July 3,	October 2,	December 31,
	2004	2004	2004	2004
Net sales	$ 1,389,725	1,485,897	1,529,651	1,475,099
Gross profit.	365,546	403,319	436,053	415,923
Net earnings	66,307	87,158	112,687	102,470
Basic earnings per share	1.00	1.31	1.69	1.54
Diluted earnings per share	0.98	1.29	1.67	1.52

	Quarters Ended
	March 29,	June 28,	September 27,	December 31,
	2003	2003	2003	2003
Net sales	$ 1,083,422	1,245,870	1,301,547	1,368,542
Gross profit	282,726	348,407	373,734	388,935
Net earnings	41,640	74,985	91,382	102,142
Basic earnings per share	0.63	1.14	1.38	1.54
Diluted earnings per share	0.62	1.12	1.36	1.51

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Management's Report on Internal Control over Financial Reporting

      The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). The Company's management assessed the effectiveness of its internal control over financial reporting as of December 31, 2004. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. The Company's management has concluded that, as of December 31, 2004, its internal control over financial reporting is effective based on these criteria. The Company's independent registered public accounting firm, KPMG LLP, has issued an attestation report on management's assessment of the Company's internal control over financial reporting, which is included herein.

Changes in Internal Control Over Financial Reporting

      There were no changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect the Company's internal controls over financial reporting.

Limitations on the Effectiveness of Controls

      The Company's management, including our Chief Executive Officer and Chief Financial Officer, does not expect that the Company's disclosure controls and procedures or the Company's internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Item 9B. Other Information

      None.

PART III

Item 10. Directors and Executive Officers of the Registrant

      The information required by this item is incorporated by reference to information contained in the Company's Proxy Statement for the 2005 Annual Meeting of Stockholders under the following headings: "Election of Directors-Director, Director Nominee and Executive Officer Information"; "-Nominees for Director"; "-Continuing Directors"; "-Executive Officers"; "-Section 16(a) Beneficial Ownership Reporting Compliance" and "-Audit Committee". The Company has adopted the Mohawk Industries, Inc. Standards of Conduct and Ethics, which applies to all of its directors, officers and employees. The standards of conduct and ethics are publicly available on our website at mohawkind.com and will be made available in print to any stockholder who requests them. If the Company makes any substantive amendments to the standards of conduct and ethics, or grants any waiver, including any implicit waiver, from a provision of the standards required by regulations of the Commission to apply to the Company's chief executive officer, chief financial officer or chief accounting officer, the Company will disclose the nature of the amendment or waiver on its website. The Company may elect to also disclose the amendment or waiver in a report on Form 8-K filed with the SEC. The Company has adopted the Mohawk Industries, Inc. Board of Directors Corporate Governance Guidelines, which are publicly available on the Company's website and will be made available to any stockholder who requests it.

Item 11. Executive Compensation

      The information required by this item is incorporated by reference to information contained in the Company's Proxy Statement for the 2005 Annual Meeting of Stockholders under the following headings: "Executive Compensation and Other Information-Summary of Cash and Certain Other Compensation," "-Option Grants," "-Option Exercises and Holdings," "-Pension Plans," "-Certain Relationships and Related Transactions," and "Election of Directors-Meetings and Committees of the Board of Directors."

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by this item is incorporated by reference to information contained in the Company's Proxy Statement for the 2005 Annual Meeting of Stockholders under the following headings: "Executive Compensation and Other Information," "-Equity Compensation Plan Information" and "-Principal Stockholders of the Company."

Item 13. Certain Relationships and Related Transactions

      The information required by this item is incorporated by reference to information contained in the Company's Proxy Statement for the 2005 Annual Meeting of Stockholders under the following heading: "Executive Compensation and Other Information-Certain Relationships and Related Transactions."

Item 14. Principal Accountant Fees and Services

      The information required by this item is incorporated by reference to information contained in the Company's Proxy Statement for the 2005 Annual Meeting of Stockholders under the following heading: "Principal Accountant Fees and Services."

PART IV

Item 15. Exhibits and Financial Statement Schedules

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

Mohawk
Exhibit
Number                                                                               Description

*2.1	Agreement and Plan of Merger dated as of December 3, 1993 and amended as of January 17, 1994 among Mohawk, AMI Acquisition Corp., Aladdin and certain Shareholders of Aladdin. (Incorporated herein by reference to Exhibit 2.1(a) in Mohawk's Registration Statement on Form S-4, Registration No. 333-74220.)
*2.2	Agreement and Plan of Merger by and between Mohawk, Maverick Merger Sub, Inc. and Dal-Tile International Inc., dated as of November 19, 2001. (Incorporated herein by reference to Exhibit 2.1 of the Mohawk Registration Statement on Form S-4, Registration No. 333-74806, as filed December 7, 2001.)
*2.3	Amendment No. 1, to the Agreement and Plan of Merger by and between Mohawk, Maverick Merger Sub, Inc. and Dal-Tile International Inc., dated as of January 16, 2002. (Incorporated herein by reference to Exhibit 2.2 of the Mohawk Registration Statement on Form S-4, Registration No. 333-74806, as filed January 17, 2002.)
*3.1	Restated Certificate of Incorporation of Mohawk, as amended. (Incorporated herein by reference to Exhibit 3.1 in Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)
*3.2	Restated Bylaws of Mohawk, as amended. (Incorporated herein by reference to Exhibit 3.2 in Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.)
*4.1	See Article 4 of the Restated Certificate of Incorporation of Mohawk. (Incorporated herein by reference to Exhibit 3.1 in Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)
*4.2	See Articles 2, 6, and 9 of the Restated Bylaws of Mohawk, as amended. (Incorporated herein by reference to Exhibit 3.2 in Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.)
*4.3	Indenture, dated as of April 2, 2002 between Mohawk Industries, Inc. and Wachovia Bank, National Association, as Trustee (Incorporated herein by reference to Exhibit 4.1 in Mohawk's Registration Statement on Form S-4, Registration No. 333-86734, as filed April 22, 2002.)
*10.1	Five Year Credit Agreement, dated as of September 30, 2003, among Mohawk Industries, Inc., SunTrust Bank and Wachovia Bank, National Association. (Incorporated herein by reference to Exhibit 10.3 of Mohawk's Quarterly Report on Form 10-Q for the period ended September 27, 2003.)
*10.2	First Amendment to Five Year Credit Agreement and Termination of 364-Day Credit Agreement dated as of September 30, 2004, among Mohawk Industries, Inc., SunTrust Bank, and Wachovia Bank, National Association. (Incorporated herein by reference to Exhibit 10.1 of Mohawk's Quarterly Report on Form 10-Q for the period ended October 2, 2004.)
*10.3	Amended and Restated Series Note Agreement dated as of August 31, 1999 for $85 million of senior notes due September 1, 2005 among Mohawk, John Hancock Mutual Life Insurance Company, John Hancock Variable Life Insurance Company, Investors Partner Life Insurance Company, Principal Life Insurance Company, The Franklin Life Insurance Company and The Prudential Insurance Company of America. (Incorporated herein by reference to Exhibit 10.2 of Mohawk's Quarterly Report on Form 10‑Q for the quarter ended October 2, 1999.)
*10.4	Registration Rights Agreement by and among Mohawk, Citicorp Investments, Inc., ML‑Lee Acquisition Fund, L.P. and Certain Management Investors. (Incorporated herein by reference to Exhibit 10.14 of Mohawk's Registration Statement on Form S‑1, Registration No. 33‑45418.)
*10.5	Voting Agreement, Consent of Stockholders and Amendment to 1992 Registration Rights Agreement dated December 3, 1993 by and among Aladdin, Mohawk, Citicorp Investments, Inc., ML‑Lee Acquisition Fund, L.P., David L. Kolb, Donald G. Mercer, Frank A. Procopio and John D. Swift. (Incorporated herein by reference to Exhibit 10(b) of Mohawk's Registration Statement on Form S‑4, Registration No. 33‑74220.)

*10.6	Registration Rights Agreement by and among Mohawk and the former shareholders of Aladdin. (Incorporated herein by reference to Exhibit 10.32 of Mohawk's Annual Report on Form 10‑K for the fiscal year ended December 31, 1993.)
*10.7	Waiver Agreement between Alan S. Lorberbaum and Mohawk dated as of March 23, 1994 to the Registration Rights Agreement dated as of February 25, 1994 between Mohawk and those other persons who are signatories thereto. (Incorporated herein by reference to Exhibit 10.3 of Mohawk's Quarterly Report on Form 10‑Q for the quarter ended July 2, 1994.)
*10.8	Amended and Restated Receivables Purchase and Sale Agreement, dated as of August 4, 2003, among Mohawk Carpet Distribution, L.P. and Dal-Tile Corporation, as originators, and Mohawk Factoring, Inc. (Incorporated herein by reference to Exhibit 10.3 of Mohawk's Quarterly Report on Form 10-Q for the period ended September 27, 2003.)
*10.9	Amended and Restated Credit and Security Agreement, dated as of August 4, 2003, Among Mohawk Factoring, Inc., Mohawk Servicing, Inc., Blue Ridge Asset Funding Corporation, Three Pillars Funding Corporation, SunTrust Capital Markets, Inc., as a co-agent, and Wachovia Bank, National Association, as a co-agent and administrative agent. (Incorporated herein by reference to Exhibit 10.3 of Mohawk's Quarterly Report on Form 10-Q for the period ended September 27, 2003.)
*10.10	First Amendment to Amended and Restated Credit and Security Agreement dated September 29, 2004, among Mohawk Factoring, Inc., Blue Ridge Asset Funding Corporation, Wachovia Bank, National Association, Three Pillars Funding LLC, and SunTrust Capital Markets, Inc. (Incorporated herein by reference to Exhibit 10.4 of Mohawk's Quarterly Report on Form 10-Q for the period ended October 2, 2004.)
*10.11	Second Amendment to the Liquidity Asset Purchase Agreement dated as of October 23, 2002 by and among Mohawk Factoring, Inc, as borrower, Mohawk Servicing, Inc., as Servicer, Blue Ridge Asset Funding Corporation, The Liquidity Banks and Wachovia Bank, N.A., as Agent dated as of October 25, 2000. (Incorporated herein by reference to Exhibit 10.28 of Mohawk's Annual Report on Form 10‑K for the year ended December 31, 2002)
*10.12	Amendment to Second Amended and Restated Liquidity Asset Purchase Agreement dated August 2, 2004, among Mohawk Factoring, Inc., Blue Ridge Asset Funding Corporation and Wachovia Bank, National Association. (Incorporated herein by reference to Exhibit 10.2 of Mohawk's Quarterly Report on Form 10-Q for the period ended October 2, 2003.)
*10.13	Amendment to Second Amended and Restated Liquidity Asset Purchase Agreement dated August 2, 2004, among Mohawk Factoring, Inc., Three Pillars Funding Corporation, and SunTrust Capital Markets, Inc. (Incorporated herein by reference to Exhibit 10.2 of Mohawk's Quarterly Report on Form 10-Q for the period ended October 2, 2003.)
*10.14	Interest Rate Swap Agreement dated August 31 2000 by Mohawk Industries, Inc, and First Union National Bank. (Incorporated herein by reference to Exhibit 10.30 of Mohawk's Annual Report on Form 10‑K for the year ended December 31, 2000)
Exhibits Related to Executive Compensation Plans, Contracts and other Arrangements:
*10.15	Mohawk Carpet Corporation Retirement Savings Plan, as amended. (Incorporated herein by reference to Exhibit 10.1 of Mohawk's Registration Statement on Form S‑1, Registration No. 33‑45418.)
*10.16	Mohawk Carpet Corporation Supplemental Executive Retirement Plan, as amended. (Incorporated herein by reference to Exhibit 10.2 of Mohawk's Registration Statement on Form S‑1, Registration No. 33‑45418.)
*10.17	Securities Purchase and Holders Agreement dated as of December 31, 1988, as amended and restated March 30, 1989, together with amendments thereto and forms of related Non‑Qualified Stock Option Agreement and amendments thereto. (Incorporated herein by reference to Exhibit 10.5 of Mohawk's Registration Statement on Form S‑1, Registration No. 33‑45418.)
*10.18	Mohawk Industries, Inc. 1992 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.8 of Mohawk's Registration Statement on Form S‑1, Registration No. 33‑45418.)
*10.19	Amendment dated July 22, 1993 to the Mohawk Industries, Inc. 1992 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.2 in Mohawk's quarterly report on Form 10‑Q for the quarter ended July 3, 1993.)
*10.20	Second Amendment dated February 17, 2000 to the Mohawk Industries, Inc. 1992 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.35 of Mohawk's Annual Report on Form 10‑K for the fiscal year ended December 31, 1999.)

*10.21	Mohawk Industries, Inc. 1992 Mohawk‑Horizon Stock Option Plan. (Incorporated herein by reference to Exhibit 10.15 of Mohawk's Registration Statement on Form S‑1, Registration Number 33‑53932.)
*10.22	Amendment dated July 22, 1993 to the Mohawk Industries, Inc. 1992 Mohawk‑Horizon Stock Option Plan. (Incorporated herein by reference to Exhibit 10.1 of Mohawk's quarterly report on Form 10‑Q for the quarter ended July 3, 1993.)
*10.23	Second Amendment dated February 17, 2000 to the Mohawk Industries, Inc. 1992 Mohawk-Horizon Stock Option Plan. (Incorporated herein by reference to Exhibit 10.38 of Mohawk's Annual Report on Form 10‑K for the fiscal year ended December 31, 1999.)
*10.24	Mohawk Industries, Inc. 1993 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.39 of Mohawk's Annual Report on Form 10‑K for the fiscal year ended December 31, 1992.)
*10.25	First Amendment dated February 17, 2000 to the Mohawk Industries, Inc. 1993 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.40 of Mohawk's Annual Report on Form 10‑K for the fiscal year ended December 31, 1999.)
*10.26	The Mohawk Industries, Inc. Executive Deferred Compensation Plan. (Incorporated herein by reference to Exhibit 10.65 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)
*10.27	The Mohawk Industries, Inc. Management Deferred Compensation Plan. (Incorporated herein by reference to Exhibit 10.66 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)
*10.28	Mohawk Industries, Inc. 1997 Non-Employee Director Stock Compensation Plan (Amended and Restated as of March 31, 2003). (Incorporated herein by reference to Exhibit 10.38 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.)
*10.29	1997 Long-Term Incentive Plan. (Incorporated herein by reference to Exhibit 10.80 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)
*10.30	2002 Long-Term Incentive Plan. (Incorporated herein by reference to Appendix A in the 2002 Mohawk Industries, Inc. Proxy Statement dated March 29, 2002.)
*10.31	Amendment and Restated Consulting Agreement between Mohawk Industries, Inc. and David L. Kolb dated January 17, 2001. (Incorporated herein by reference to Exhibit 10.55 of Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)
*10.32	Dal-Tile International Inc. 1990 Stock Option Plan, as amended and restated (also known as the 2000 Amended and Restated Stock Option Plan) (Incorporated herein by reference to Appendix B in Dal-Tile International Inc.'s Definitive Proxy Statement for its 2001 Annual Meeting of Stockholders, as filed with the Securities and Exchange Commission on March 27, 2001)
*10.33	Supply Agreement dated as of December 29, 1999, between Dal-Tile Corporation and Wold Talc Company. (Incorporated herein by reference to Exhibit 10.18 of the Dal-Tile International Inc., Form 10-K for fiscal year 1999.)

       21          Subsidiaries of the Registrant.
       23.1       Consent of Independent Registered Public Accounting Firm.
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

                                                                                                                  Mohawk Industries, Inc.

Dated: March 11, 2005	By: /s/: JEFFREY S. LORBERBAUM
Jeffrey S. Lorberbaum,
Chairman and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 11, 2005	/s/: JEFFREY S. LORBERBAUM
Jeffrey S. Lorberbaum,
Chairman and Chief Executive Officer
(principal executive officer)

Dated: March 11, 2005	/s/: FRANK H. BOYKIN
Frank H. Boykin,
Chief Financial Officer and Vice President‑Finance
(principal financial officer)

Dated: March 11, 2005	/s/: MICHEL S. VERMETTE
Michel S. Vermette,
Vice President and Corporate Controller
(principal accounting officer)

Dated: March 11, 2005	/s/: LEO BENATAR
Leo Benatar,
Director

Dated: March 11, 2005	/s/: Phyllis O. BONANNO
Phyllis O. Bonanno,
Director

Dated: March 11, 2005	/s/: BRUCE C. BRUCKMANN
Bruce C. Bruckmann,
Director

Dated: March 11, 2005	/s/: JOHN F. FIEDLER
John F. Fiedler,
Director

Dated: March 11, 2005	/s/: DAVID L. KOLB
David L. Kolb,
Director

Dated: March 11, 2005	/s/: LARRY W. MCCURDY
Larry W. McCurdy,
Director

Dated: March 11, 2005	/s/: ROBERT N. POKELWALDT
Robert N. Pokelwaldt,
Director

Dated: March 11, 2005	/s/: S. H. SHARPE
S. H. Sharpe,
Director

Dated: March 11, 2005	/s/: W. CHRISTOPHER WELLBORN
W. Christopher Wellborn,
Director

			SCHEDULE II

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Valuation and Qualifying Accounts

Years Ended December 31, 2004, 2003 and 2002

(In thousands)

		Additions
	Balance at	charged to		Balance
	beginning	costs and		at end
Description	of year	expenses	Deductions(1)	of year

Year ended December 31, 2002:
Allowance for discounts, returns, claims
and doubtful accounts	$ 79,381	274,754	269,462	84,673

Year ended December 31, 2003:
Allowance for discounts, returns, claims
and doubtful accounts	$ 84,673	279,583	269,839	94,417

Year ended December 31, 2004:
Allowance for discounts, returns, claims
and doubtful accounts	$ 94,417	310,368	309,482	95,303

(1) Represents charge offs, net of recoveries, to the valuation account