Form 10-Q
period 2005-05-06
MOHAWK INDUSTRIES INC
filed 2005-05-06
CIK 851968

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

      The number of shares outstanding of the issuer's classes of capital stock as of May 6, 2005, the latest practicable date, is as follows: 66,697,490 shares of Common Stock, $.01 par value.

MOHAWK INDUSTRIES, INC.
INDEX

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
(In thousands)
(Unaudited)

	April 2, 2005	December 31, 2004

Current assets:

Receivables	$ 739,789	660,650

Inventories	1,145,747	1,017,983

Prepaid expenses	46,428	49,381

Deferred income taxes	55,311	55,311
Total current assets	1,987,275	1,783,325

Property, plant and equipment, at cost	1,882,116	1,817,823
Less accumulated depreciation and
amortization	942,030	912,491

Net property, plant and equipment	940,086	905,332

Goodwill	1,377,349	1,377,349

Other intangible assets	321,646	322,646

Other assets	14,672	14,466

	$ 4,641,028	4,403,118

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY
(In thousands, except per share data)
(Unaudited)

	April 2, 2005	December 31, 2004

Current liabilities:

Current portion of long-term debt	$ 218,501	191,341
Accounts payable and accrued expenses	756,895	623,061
Total current liabilities	975,396	814,402

Deferred income taxes	191,761	191,761
Long-term debt, less current portion	700,000	700,000
Other long-term liabilities	29,770	30,618
Total liabilities	1,896,927	1,736,781

Stockholders' equity:
Preferred stock, $.01 par value; 60 shares
authorized; no shares issued	-	-
Common stock, $.01 par value; 150,000 shares
authorized; 77,624 and 77,514 shares issued
in 2005 and 2004, respectively	776	775
Additional paid-in capital	1,065,135	1,058,537
Retained earnings	1,980,403	1,910,383
Accumulated other comprehensive income, net	(1,436)	(2,441)
	3,044,878	2,967,254
Less treasury stock at cost; 10,750 and 10,755
shares in 2005 and 2004, respectively	300,777	300,917
Total stockholders' equity	2,744,101	2,666,337

	$ 4,641,028	4,403,118

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	April 2, 2005	April 3, 2004

Net sales	$ 1,493,222	1,389,725

Cost of sales	1,108,520	1,024,179
Gross profit	384,702	365,546

Selling, general and administrative expenses	261,072	246,507
Operating income	123,630	119,039

Other expense (income):
Interest expense	11,876	13,954
Other expense	2,727	1,928
Other income	(723)	(506)
	13,880	15,376

Earnings before income taxes	109,750	103,663

Income taxes	39,730	37,356

Net earnings	$ 70,020	66,307

Basic earnings per share	$ 1.05	1.00

Weighted-average common shares outstanding	66,804	66,629

Diluted earnings per share	$ 1.03	0.98

Weighted-average common and dilutive potential
common shares outstanding	67,692	67,599

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Three Months Ended
	April 2, 2005	April 3, 2004

Cash flows from operating activities:
Net earnings	$ 70,020	66,307
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Depreciation and amortization	32,265	31,010
Tax benefit on exercise of stock options	1,899	3,662
Loss on disposal of property, plant
and equipment	74	82
Changes in operating assets and liabilities,
net of effects of acquisition:
Receivables	(69,705)	(90,540)
Inventories	(113,866)	(65,055)
Accounts payable and accrued expenses	128,058	58,693
Other assets and prepaid expenses	2,804	(1,003)
Other liabilities	(848)	105
Net cash provided by operating activities	50,701	3,261

Cash flows from investing activities:
Additions to property, plant and equipment, net	(34,521)	(13,167)
Acquisition	(50,606)	-
Net cash used in investing activities	(85,127)	(13,167)

Cash flows from financing activities:
Net change in revolving line of credit	(2,838)	(20,708)
Net change in asset securitization borrowings	30,000	8,000
Payments of other debt	(2)	(12)
Change in outstanding checks in excess of cash	2,707	15,373
Common stock transactions	4,559	7,253
Net cash provided by financing
activities	34,426	9,906
Net change in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$ -	-

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

1.   Interim reporting

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto, and the Company's description of critical accounting policies, included in the Company's 2004 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

      Certain prior period balances have been reclassified to conform to the current period's presentation.

2.   Effect of New Accounting Pronouncements

      In December 2004, the FASB issued FASB Staff Position 109-1, "Application of FASB Statement No. 109, "Accounting for Income Taxes" ("SFAS No. 109") to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" ("FSP 109-1"). The American Jobs Creation Act of 2004 (the "Jobs Act"), enacted October 22, 2004, provides a tax deduction for income from qualified domestic production activities. FSP 109-1 provides the treatment for the deduction as a special deduction as described in SFAS No. 109. FSP 109-1 is effective prospectively as of January 1, 2005. The Company is currently evaluating the effect that the manufacturer's deduction will have on future results. and has completed a preliminary evaluation of the impact of the deduction for qualified production activities will have on its effective tax rate for 2005. Currently, the Company projects that the qualified production deduction will result in a benefit of approximately one-half of one percent, which has been reflected in the Company's effective tax rate for the first quarter of 2005. The Company will finalize its analysis of the benefits of the qualified activities production deduction when final regulations are issued by the U.S. Treasury Department. Those regulations are expected to be issued in the next 12 to 18 months.

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

      In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Transition may be accomplished using either the prospective or retrospective method. The Company currently measures compensation costs related to share-based payments under APB Opinion No. 25. The Company is currently evaluating the transition methods under SFAS 123R. In April 2005, the Securities and Exchange Commission announced that the effective date of SFAS 123R should be no later than the beginning of the first fiscal year beginning after June 15, 2005.

3. Receivables

Receivables are as follows:
	April 2, 2005	December 31, 2004

Customers, trade	$ 824,500	746,233
Other	11,972	9,720
	836,472	755,953
Less allowance for discounts, returns, claims
and doubtful accounts	96,683	95,303

Net receivables	$ 739,789	660,650

4. Inventories

The components of inventories are as follows:
	April 2, 2005	December 31, 2004

Finished goods	$ 755,360	665,565
Work in process	100,663	86,883
Raw materials	289,724	265,535

Total inventories	$ 1,145,747	1,017,983

      Inventories are stated at the lower of cost or market (net realizable value). Cost is determined using the last-in, first-out (LIFO) method, which matches current costs with current revenues, for approximately 64% of the inventories at April 2, 2005 and December 31, 2004 and the first-in, first-out (FIFO) method for the remaining inventories.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

5.   Intangible assets and goodwill

      The components of intangible assets are as follows:

	April 2, 2005	December 31, 2004
Carrying amount of amortized intangible assets:
Customer relationships	$ 54,160	54,160
Patents	600	600
	$ 54,760	54,760

Accumulated amortization of amortized intangible
assets:
Customer relationships	$ 5,309	4,324
Patents	85	70
	$ 5,394	4,394

Unamortized intangible assets:
Trade names	$ 272,280	272,280

Total other intangible assets	$ 321,646	322,646

Amortization expense:	Three Months Ended
	April 2, 2005	April 3, 2004

Aggregate amortization expense	$ 1,000	905

Goodwill consists of the following:
	Mohawk	Dal-Tile	Total

Balance as of January 1, 2005	$ 196,632	1,180,717	1,377,349
Goodwill recognized during the period	-	-	-
Balance as of April 2, 2005	$ 196,632	1,180,717	1,377,349

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

6. Accounts payable and accrued expenses

Accounts payable and accrued expenses are as
follows:
	April 2, 2005	December 31, 2004

Outstanding checks in excess of cash	$ 36,426	33,719
Accounts payable, trade	348,130	277,851
Accrued expenses	193,223	180,978
Income taxes payable	56,782	16,143
Accrued compensation	122,334	114,370

Total accounts payable and accrued expenses	$ 756,895	623,061

7.   Product Warranties

      The Company warrants certain qualitative attributes of its products for up to 20 years. The Company records a liability for estimated warranty and related costs, based on historical experience and periodically adjusts these liabilities to reflect actual experience. The warranty obligation is as follows:

	Three Months Ended
	April 2, 2005	April 3, 2004

Balance at beginning of period	$ 23,473	24,063
Warranty claims paid	(12,434)	(11,607)
Warranty expense	13,995	13,586
Balance at end of period	$ 25,034	26,042

8.  Comprehensive income

      Comprehensive income is as follows:

	Three Months Ended
	April 2, 2005	April 3, 2004

Net earnings	$ 70,020	66,307
Other comprehensive income:
Foreign currency translation	(177)	(1,873)
Unrealized gain on derivative
instruments, net of income taxes	1,182	59
Comprehensive income	$ 71,025	64,493

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

      If the Company had elected to recognize compensation expense based upon the fair value at the grant dates for awards under these plans, the Company's net earnings per share would have been reduced as follows:

	Three Months Ended
	April 2, 2005	April 3, 2004

Net earnings as reported	$ 70,020	66,307
Deduct: Stock-based employee compensation
expense determined under fair value based
method for all options, net of related tax effects	(1,955)	(1,214)
Pro forma net earnings	$ 68,065	65,093

Net earnings per common share (basic):
As reported	$ 1.05	1.00
Pro forma	$ 1.02	0.98
Net earnings per common share (diluted):
As reported	$ 1.03	0.98
Pro forma	$ 1.01	0.97

      The following weighted average assumptions were used to determine the fair value using the Black-Scholes option-pricing model:

	Three Months Ended
	April 2, 2005	April 3, 2004

Dividend yield	-	-
Risk-free interest rate	3.9%	2.5%
Volatility	38.0%	44.5%
Expected life (years)	6	6

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

      Dilutive common stock options are included in the diluted EPS calculation using the treasury stock method.  Options to purchase common stock were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive were 7 and 7 shares for the three month period ended April 2, 2005 and April 3, 2004, respectively.

	Three Months Ended
	April 2, 2005	April 3, 2004

Net earnings	$ 70,020	66,307

Weighted-average common and dilutive potential
common shares outstanding:

Weighted-average common shares outstanding	66,804	66,629

Add weighted-average dilutive potential common
shares - options to purchase common shares, net	888	970

Weighted-average common and dilutive potential
common shares outstanding	67,692	67,599

Basic earnings per share	$ 1.05	1.00

Diluted earnings per share	$ 1.03	0.98

11.  Supplemental Condensed Consolidated Statements of Cash Flows Information

	Three Months Ended
	April 2, 2005	April 3, 2004
Net cash paid during the period for:
Interest	$ 2,887	1,001
Income taxes	$ 1,803	44,065

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

Segment information is as follows:	Three Months Ended
	April 2, 2005	April 3, 2004
Net sales:
Mohawk	$ 1,091,346	1,030,442
Dal-Tile	401,876	359,283
	$ 1,493,222	1,389,725

Operating income:
Mohawk	$ 65,625	71,772
Dal-Tile	58,470	49,402
Corporate and Eliminations	(465)	(2,135)
	$ 123,630	119,039

	As of
	April 2, 2005	December 31, 2004
Assets:
Mohawk	$ 2,472,133	2,285,025
Dal-Tile	2,117,843	2,063,195
Corporate and Eliminations	51,052	54,898
	$ 4,641,028	4,403,118

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      The Company is a leading producer of floorcovering products for residential and commercial applications in the United States. The Company is the second largest carpet and rug manufacturer, and a leading manufacturer, marketer and distributor of ceramic tile and natural stone, in the United States. The Company has two reporting segments, the Mohawk segment and the Dal-Tile segment. The Mohawk segment distributes its product lines, which include broadloom carpet, rugs, pad, ceramic tile, hardwood, resilient and laminate, through its network of approximately 52 regional distribution centers and satellite warehouses using its fleet of company-operated trucks, common carrier or rail transportation. The segment products are purchased by independent floor covering retailers, home centers, mass merchandisers, department stores, independent distributors, commercial dealers, and commercial end users. The Dal-Tile segment product lines include ceramic tile, porcelain tile and stone products distributed through approximately 252 company-operated sales service centers and regional distribution centers using primarily common carriers and rail transportation. The segment products are purchased by tile specialty dealers, tile contractors, floor covering retailers, commercial end users, independent distributors, and home centers.

      The Company reported net earnings of $70.0 million or diluted earnings per share ("EPS") of $1.03, up 5.1%, for the first quarter of 2005 compared to net earnings of $66.3 million or $.98 EPS for the first quarter of 2004. The improvement in EPS resulted primarily from price increases and internal sales growth from certain products in both the Mohawk and Dal-Tile segments and better leveraging of selling, general and administrative costs, offset by higher raw material and energy costs.

      The Company believes its financial condition remained strong in the first quarter of 2005 as evidenced by the Company's debt to capitalization ratio of 25.1%.

Results of Operations

Quarter Ended April 2, 2005, as Compared with Quarter Ended April 3, 2004

      Net sales for the quarter ended April 2, 2005 were $1,493.2 million, reflecting an increase of $103.5 million, or approximately 7.4%, from the $1,389.7 million reported in the quarter ended April 3, 2004. The increased net sales are primarily attributable to price increases and volume growth. The Mohawk segment recorded net sales of $1,091.3 million in the current quarter compared to $1,030.4 million in the first quarter of 2004, representing an increase of $60.9 million or approximately 5.9%. The increase was primarily attributable to price increases in certain product lines and volume growth within the hard surface product lines. The Dal-Tile segment recorded net sales of $401.9 million in the current quarter, reflecting an increase of $42.6 million or approximately 11.9%, from the $359.3 million reported in the first quarter of 2004. The increase was primarily attributable to price increases, internal growth and improved product mix.

      Gross profit for the first quarter of 2005 was $384.7 million (25.8% of net sales) and represented an increase of $19.2 million from gross profit of $365.5 million (26.3% of net sales) for the prior year's first quarter. Gross profit as a percentage of net sales in the current quarter was unfavorably impacted by increased raw material, energy and distribution costs caused by increased natural gas, oil and commodity prices and lower volume in soft surface product categories when compared to the first quarter of 2004.

      Selling, general and administrative expenses for the first quarter of 2005 were $261.1 million (17.5% of net sales) compared to $246.5 million (17.7% of net sales) for the prior year's first quarter. The decrease in percentage was attributable to both the Mohawk and Dal-Tile segments leveraging selling, general and administrative expenses over increased net sales.

      Operating income for the first quarter of 2005 was $123.6 million (8.3% of net sales) compared to $119.0 million (8.6% of net sales) in the first quarter of 2004. Operating income as a percentage of net sales in the current quarter was unfavorably impacted by increased raw material and energy costs, offset by selling price increases, the leveraging of selling, general and administrative costs (as a percent of net sales) and the growth in volume within the hard surface product categories. Operating income attributable to the Mohawk segment was $65.6 million (6.0% of segment net sales) in the first quarter of 2005 compared to $71.8 million (7.0% of segment net sales) in the first quarter of 2004. Operating income attributable to the Dal-Tile segment was $58.5 million (14.5% of segment net sales) in the first quarter of 2005 compared to $49.4 million (13.8% of segment net sales) for the first quarter of 2004.

      Interest expense for the first quarter of 2005 was $11.9 million compared to $14.0 million in the first quarter of 2004. The decrease in interest expense was attributable to lower average debt levels and higher capitalized interest offset by higher average interest rates in the current quarter when compared to the first quarter of 2004.

      Income tax expense was $39.7 million, or 36.2% of earnings before income taxes for the first quarter of 2005 compared to $37.4 million, or 36.0% of earnings before income taxes for the prior year's first quarter.

Liquidity and Capital Resources

      The Company's primary capital requirements are for working capital, capital expenditures, and acquisitions. The Company's capital needs are met primarily through a combination of internally generated funds, bank credit lines, term and senior notes, the sale of trade receivable and credit terms from suppliers.

      Cash flows generated by operations for the first three months of 2005 were $50.7 million compared to $3.2 million for the first three months of 2004. Contributing to the improved cash flow was the increase in accounts payable and accrued expenses, which increased from $623.1 million at the beginning of 2005 to $756.9 million at April 2, 2005. The increase was offset by an increase in accounts receivable, which increased from $660.7 million at the beginning of 2005 to $739.8 million at April 2, 2005 and inventories, which increased from $1,018.0 million at the beginning of 2005 to $1,145.7 million at April 2, 2005.

      Net cash used in investing activities for the first three months of 2005 was $85.1 million compared to $13.2 million for the first three months of 2004. The increase was primarily attributable to increased capital and acquisition related expenditures in the first three months of 2005 when compared to the first three months of 2004. Capital expenditures were incurred primarily to modernize, add, and expand manufacturing and distribution facilities and equipment. Capital spending during the remainder of 2005 for both the Mohawk and Dal-Tile segments combined, excluding acquisitions, is expected to range from $205 million to $225 million, and will be used primarily to purchase equipment and to add manufacturing capacity.

      Net cash provided by financing activities for the first three months of 2005 and 2004 was $34.4 million and $9.9 million, respectively. The primary reason for the change was an increase in debt to finance an acquisition and capital expenditures. The Company's debt to capitalization ratio was 25.1% at April 2, 2005.

      At April 2, 2005, the Company had credit facilities of $300 million under its revolving credit line and $50 million under various short-term uncommitted credit lines. All of these lines are unsecured. At April 2, 2005, a total of approximately $237.9 million was available under both the credit facility and uncommitted credit lines. The amount used consisted of $34.9 million under the Company's five-year revolving credit facility and unsecured credit lines, $55.6 million standby letters of credit guaranteeing the Company's industrial revenue bonds and $21.6 million standby letters of credit related to various insurance contracts and foreign vendor commitments.

      The Company has an on-balance sheet trade accounts receivable securitization agreement ("Securitization Facility"). The Securitization Facility allows the Company to borrow up to $350 million based on available accounts receivable. At April 2, 2005, the Company had approximately $120.0 million outstanding secured by approximately $675.2 million of trade receivables.

Contractual Obligations

      As of April 2, 2005, the Company's contractual obligations have increased by approximately $65.6 million related to operating leases that the Company entered into since December 31, 2004. There have been no further significant changes to the Company's contractual obligation table as disclosed in the Company's 2004 Annual Report filed on Form 10-K.

Critical Accounting Policies and Estimates

      There were no significant changes to the Company's critical accounting policies and estimates during the period. The Company's critical accounting policies and estimates are described in the Company's 2004 Annual Report filed on Form 10-K.

Recent Accounting Pronouncements

       In December 2004, the FASB issued FASB Staff Position 109-1, "Application of FASB Statement No. 109, "Accounting for Income Taxes" ("SFAS No. 109") to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" ("FSP 109-1"). The American Jobs Creation Act of 2004 (the "Jobs Act"), enacted October 22, 2004, provides a tax deduction for income from qualified domestic production activities. FSP 109-1 provides the treatment for the deduction as a special deduction as described in SFAS No. 109. FSP 109-1 is effective prospectively as of January 1, 2005 The Company is currently evaluating the effect that the manufacturer's deduction will have on future results.  and has completed a preliminary evaluation of the impact of the deduction for qualified production activities will have on its effective tax rate for 2005. Currently, the Company projects that the qualified production deduction will result in a benefit of approximately one-half of one percent, which has been reflected in the Company's effective tax rate for the first quarter of 2005. The Company will finalize its analysis of the benefits of the qualified activities production deduction when final regulations are issued by the U.S. Treasury Department. Those regulations are expected to be issued in the next 12 to 18 months.

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

      In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Transition may be accomplished using either the prospective or retrospective method. The Company currently measures compensation costs related to share-based payments under APB Opinion No. 25. The Company is currently evaluating the transition methods under SFAS 123R. In April 2005, the Securities and Exchange Commission announced that the effective date of SFAS 123R should be no later than the beginning of the first fiscal year beginning after June 15, 2005.

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

Forward-Looking Information

      Certain of the statements in this Form 10-Q, particularly those anticipating future performance, business prospects, growth and operating strategies, proposed acquisitions, and similar matters, and those that include the words "believes," "anticipates," "forecast," "estimates" or similar expressions constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. For those statements, Mohawk claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. There can be no assurance that the forward-looking statements will be accurate because they are based on many assumptions, which involve risks and uncertainties. The following important factors could cause future results to differ: changes in industry conditions; competition; raw material prices; energy costs; timing and level of capital expenditures; integration of acquisitions; introduction of new products; rationalization of operations; and other risks identified in Mohawk's SEC reports and public announcements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      The Company's exposures to market risk have not changed significantly since December 31, 2004.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Mohawk Industries, Inc. Purchases of Equity Securities

Maximum
Number
of
			Total	Shares that
			Number of Shares	May Yet Be
		Average	Purchased as Part	Purchased
	Total Number	Price	of Publicly	Under the
	of Shares	Paid per	Announced Plans	Plans or
Period	Purchased	Share	or Programs	Programs
Opening balance	11,206,690	$ 27.80	11,206,690	3,793,310
Month #1 (January 1, 2005-
February 5, 2005)	-	-	-	-
Month #2 (February 6, 2005-
March 5, 2005)	-	-	-	-
Month #3 (March 6, 2005-
April 2, 2005)	-	-	-	-
Total	11,206,690	$ 27.80	11,206,690	3,793,310

     On September 29, 1999, the Company announced that its Board of Directors authorized the repurchase of up to 5 million shares of the Company's common stock. On December 16, 1999, the Company announced that the Company's Board of Directors authorized the repurchase of an additional 5 million of its common stock under the existing repurchase plan. On May 18, 2000, the Company announced that the Company's Board of Directors authorized the repurchase of an additional 5 million of its common stock under the existing repurchase plan. The Company did not repurchase any of its common stock during the first quarter of 2005.

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 5.  Other Information

      None.

Item 6. Exhibits

No.      Description

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

                                                                                                                                                      MOHAWK INDUSTRIES, INC.

Dated: May 6, 2005                                                                                                                  By: /s/ Jeffrey S. Lorberbaum
                                                                                                                                        JEFFREY S. LORBERBAUM, Chairman, President and
                                                                                                                                           Chief Executive Officer (principal executive officer)

Dated: May 6, 2005                                                                                                                 By: /s/ Frank H. Boykin
                                                                                                                                        FRANK H. BOYKIN, Chief Financial Officer,
                                                                                                                                                   (principal financial officer)