Form 10-Q/A
period 2005-05-16
MOHAWK INDUSTRIES INC
filed 2005-05-17
CIK 851968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q/A

                          [Mark One]

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2005

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

     This Amendment amends the Form 10-Q filed on May 6, 2005 to correct the quarter ended period from October 2, 2004 to April 2, 2005.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                                                                      MOHAWK INDUSTRIES, INC.

Dated: May 16, 2005                                                                                                                  By: /s/ Michel S. Vermette
                                                                                                                                                             MICHEL S. VERMETTE
                                                                                                                                                          (principal accounting officer)