Form 10-Q
period 2005-08-10
MOHAWK INDUSTRIES INC
filed 2005-08-10
CIK 851968

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10‑Q

[Mark One]
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2005

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

      The number of shares outstanding of the issuer's classes of capital stock as of August 10, 2005, the latest practicable date, is as follows: 66,868,480 shares of Common Stock, $.01 par value.

MOHAWK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
(In thousands)
(Unaudited)

	July 2, 2005	December 31, 2004

Current assets:

Receivables	$775,992	660,650

Inventories	1,125,145	1,017,983

Prepaid expenses	49,125	49,381

Deferred income taxes	55,311	55,311
Total current assets	2,005,573	1,783,325

Property, plant and equipment, at cost	1,933,093	1,817,823
Less accumulated depreciation and
amortization	959,466	912,491

Net property, plant and equipment	973,627	905,332

Goodwill	1,377,349	1,377,349

Other intangible assets	320,645	322,646

Other assets	13,055	14,466

	$4,690,249	4,403,118

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY
(In thousands, except per share data)
(Unaudited)

	July 2, 2005	December 31, 2004

Current liabilities:

Current portion of long-term debt	$183,835	191,341
Accounts payable and accrued expenses	757,813	623,061
Total current liabilities	941,648	814,402

Deferred income taxes	191,761	191,761
Long-term debt, less current portion	700,000	700,000
Other long-term liabilities	29,483	30,618
Total liabilities	1,862,892	1,736,781

Stockholders' equity:
Preferred stock, $.01 par value; 60 shares
authorized; no shares issued	-	-
Common stock, $.01 par value; 150,000 shares
authorized; 77,805 and 77,514 shares issued
in 2005 and 2004, respectively	778	775
Additional paid-in capital	1,071,561	1,058,537
Retained earnings	2,074,214	1,910,383
Accumulated other comprehensive income, net	(1,322)	(2,441)
	3,145,231	2,967,254
Less treasury stock at cost; 10,981 and 10,755
shares in 2005 and 2004, respectively	317,874	300,917
Total stockholders' equity	2,827,357	2,666,337

	$4,690,249	4,403,118

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	July 2, 2005	July 3, 2004

Net sales	$1,624,692	1,485,897

Cost of sales	1,193,183	1,082,578
Gross profit	431,509	403,319

Selling, general and administrative expenses	271,020	252,646
Operating income	160,489	150,673

Other expense (income):
Interest expense	12,515	13,212
Other expense	1,991	2,568
Other income	(1,069)	(1,577)
	13,437	14,203

Earnings before income taxes	147,052	136,470

Income taxes	53,241	49,312

Net earnings	$93,811	87,158

Basic earnings per share	$1.40	1.31

Weighted-average common shares outstanding	66,811	66,742

Diluted earnings per share	$1.39	1.29

Weighted-average common and dilutive potential
common shares outstanding	67,504	67,564

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)
(Unaudited)

	Six Months Ended
	July 2, 2005	July 3, 2004

Net sales	$3,117,914	2,875,622

Cost of sales	2,301,703	2,106,757
Gross profit	816,211	768,865

Selling, general and administrative expenses	532,092	499,153
Operating income	284,119	269,712

Other expense (income):
Interest expense	24,391	27,166
Other expense	4,718	4,496
Other income	(1,792)	(2,083)
	27,317	29,579

Earnings before income taxes	256,802	240,133

Income taxes	92,971	86,668

Net earnings	$163,831	153,465

Basic earnings per share	$2.45	2.30

Weighted-average common shares outstanding	66,807	66,686

Diluted earnings per share	$2.42	2.27

Weighted-average common and dilutive potential
common shares outstanding	67,598	67,582

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Six Months Ended
	July 2, 2005	July 3, 2004

Cash flows from operating activities:
Net earnings	$163,831	153,465
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Depreciation and amortization	63,762	61,110
Tax benefit on exercise of stock options	3,828	4,330
Loss on disposal of property, plant
and equipment	1,224	224
Changes in operating assets and liabilities,
net of effects of acquisitions:
Receivables	(105,908)	(123,619)
Inventories	(93,264)	(88,178)
Accounts payable and accrued expenses	121,073	50,450
Other assets and prepaid expenses	1,369	1,410
Other liabilities	(1,135)	(1,510)
Net cash provided by operating activities	154,780	57,682

Cash flows from investing activities:
Additions to property, plant and equipment, net	(99,353)	(38,674)
Acquisitions	(50,606)	(14,998)
Net cash used in investing activities	(149,959)	(53,672)

Cash flows from financing activities:
Net change in revolving line of credit	(17,504)	(6,510)
Net change in asset securitization borrowings	10,000	(22,000)
Payments of other debt	(2)	(19)
Change in outstanding checks in excess of cash	10,725	23,249
Acquisition of treasury stock	(14,521)	(7,182)
Common stock transactions	6,481	8,452
Net cash provided by financing
activities	(4,821)	(4,010)
Net change in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	-

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

1.   Interim reporting

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto, and the Company's description of critical accounting policies, included in the Company's 2004 Annual Report filed on Form 10-K, as filed with the Securities and Exchange Commission.

2.   Acquisition

      During the second quarter of 2005, the Company entered into a definitive agreement to acquire Unilin Holding NV, a leading manufacturer and marketer of laminate flooring products based in Belgium. The transaction is valued at approximately €2.2 billion (US$2.6 billion) and is expected to close during the fourth quarter of 2005. The transaction is subject to regulatory approval and other closing conditions. The purpose of the acquisition is to broaden the Company's participation in the hard surface flooring market.

3.   Effect of New Accounting Pronouncements

      In December 2004, the FASB issued FASB Staff Position 109-1, "Application of FASB Statement No. 109, "Accounting for Income Taxes" ("SFAS No. 109") to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" ("FSP 109-1"). The American Jobs Creation Act of 2004 (the "Jobs Act"), enacted October 22, 2004, provides a tax deduction for income from qualified domestic production activities. FSP 109-1 provides the treatment for the deduction as a special deduction as described in SFAS No. 109. FSP 109-1 is effective prospectively as of January 1, 2005. The Company is currently evaluating the effect that the manufacturer's deduction will have on future results and has completed a preliminary evaluation of the impact the deduction for qualified production activities will have on its effective tax rate for 2005. Currently, the Company projects that the qualified production deduction will result in a benefit of approximately one-half of one percent, which has been reflected in the Company's effective tax rate for the first half of 2005. The Company will finalize its analysis of the benefits of the qualified production activities deduction when final regulations are issued by the U.S. Treasury Department. Those regulations are expected to be issued in the next 12 to 18 months.

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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

      In November 2004, the FASB issued SFAS No. 151, "Inventory Costs-An Amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and re-handling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating SFAS 151 and does not expect it to have a material impact on the Company's consolidated financial statements.

      In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Transition may be accomplished using either the prospective or retrospective method. The Company currently measures compensation costs related to share-based payments under APB Opinion No. 25. The Company is currently evaluating the transition methods under SFAS 123R. In April 2005, the Securities and Exchange Commission announced that the effective date of SFAS 123R should be no later than the beginning of the first fiscal year beginning after June 15, 2005. As a result, the Company expects to adopt SFAS 123R in the first quarter of 2006.

      In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143" ("FIN 47"), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not expect the adoption of this Interpretation to have a material impact on its consolidated financial statements.

      In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). This Statement replaces APB Opinion No. 20, "Accounting Changes," and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company believes that adoption of the provisions of SFAS No. 154 will not have a material impact on the Company's consolidated financial statements.

4. Receivables

Receivables are as follows:
	July 2, 2005	December 31, 2004

Customers, trade	$858,321	746,233
Other	15,785	9,720
	874,106	755,953
Less allowance for discounts, returns, claims
and doubtful accounts	98,114	95,303

Net receivables	$775,992	660,650

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

5. Inventories

The components of inventories are as follows:
	July 2, 2005	December 31, 2004

Finished goods	$726,590	665,565
Work in process	104,468	86,883
Raw materials	294,087	265,535

Total inventories	$1,125,145	1,017,983

      Inventories are stated at the lower of cost or market (net realizable value). Cost is determined using the last-in, first-out (LIFO) method, which matches current costs with current revenues, for approximately 65% and 64% of the inventories at July 2, 2005 and December 31, 2004, and the first-in, first-out (FIFO) method for the remaining inventories.

6. Accounts payable and accrued expenses

Accounts payable and accrued expenses are as
follows:
	July 2, 2005	December 31, 2004

Outstanding checks in excess of cash	$44,444	33,719
Accounts payable, trade	328,021	277,851
Accrued expenses	200,193	180,978
Income taxes payable	57,936	16,143
Accrued compensation	127,219	114,370

Total accounts payable and accrued expenses	$757,813	623,061

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

7.   Intangible assets and goodwill

      The components of intangible assets are as follows:

			July 2,	December 31,
Carrying amount of amortized			2005	2004
intangible assets:

Customer relationships			$54,160	54,160
Patents			600	600
			$54,760	54,760

Accumulated amortization of
amortized intangible assets:
Customer relationships			$6,295	4,324
Patents			100	70
			$6,395	4,394

Unamortized intangible assets:
Trade names			$272,280	272,280

Total other intangible assets			$320,645	322,646

Amortization expense:	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004

Aggregate amortization expense	$1,001	936	2,001	1,841

Goodwill consists of the following:
	Mohawk	Dal-Tile	Total

Balance as of January 1, 2005	$196,632	1,180,717	1,377,349
Goodwill recognized during the period	-	-	-
Balance as of July 2, 2005	$196,632	1,180,717	1,377,349

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

8.   Product Warranties

      The Company warrants certain qualitative attributes of its products for up to 20 years. The Company records a provision for estimated warranty and related costs, based principally on historical experience. The warranty provision is as follows:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004

Balance at beginning of period	$25,034	26,042	23,473	24,063
Warranty claims paid	(11,809)	(11,755)	(24,243)	(23,362)
Warranty expense	10,829	10,608	24,824	24,194
Balance at end of period	$24,054	24,895	24,054	24,895

9.  Comprehensive income

      Comprehensive income is as follows:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004

Net earnings	$93,811	87,158	163,831	153,465
Other comprehensive income:
Foreign currency translation	(396)	(115)	(573)	(1,988)
Unrealized (loss) gain on derivative
instruments, net of income taxes	510	(316)	1,692	(256)
Comprehensive income	$93,925	86,727	164,950	151,221

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

      If the Company had elected to recognize compensation expense based upon the fair value at the grant dates for awards under these plans, the Company's net earnings per share would have been reduced as follows:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004

Net earnings as reported	$93,811	87,158	163,831	153,465
Deduct: Stock-based employee
compensation expense determined
under fair value based method for all
options, net of related tax effects	(2,223)	(1,892)	(4,178)	(3,877)
Pro forma net earnings	$91,588	85,266	159,653	149,588

Net earnings per common share (basic):
As reported	$1.40	1.31	2.45	2.30
Pro forma	$1.37	1.28	2.39	2.24
Net earnings per common share (diluted):
As reported	$1.39	1.29	2.42	2.27
Pro forma	$1.36	1.27	2.37	2.22

      The following weighted average assumptions were used to determine the fair value using the Black-Scholes option-pricing model:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004

Dividend yield	-	-	-	-
Risk-free interest rate	3.8%	3.7%	3.9%	2.9%
Volatility	37.2%	40.7%	38.0%	43.7%
Expected life (years)	7	6	6	6

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

      Dilutive common stock options are included in the diluted EPS calculation using the treasury stock method.  Options to purchase common stock that were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive were 411 and 28 shares for the three month periods ended July 2, 2005 and July 3, 2004, respectively and 257 and 11 shares for the six month periods ended July 2, 2005 and July 3, 2004, respectively.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004

Net earnings	$93,811	87,158	163,831	153,465

Weighted-average common and dilutive
potential common shares outstanding:

Weighted-average common shares
outstanding	66,811	66,742	66,807	66,686

Add weighted-average dilutive
potential common shares - options to
purchase common shares, net	693	822	791	896

Weighted-average common and dilutive
potential common shares outstanding	67,504	67,564	67,598	67,582

Basic earnings per share	$1.40	1.31	$2.45	2.30

Diluted earnings per share	$1.39	1.29	$2.42	2.27

12.  Supplemental Condensed Consolidated Statements of Cash Flows Information

	Six Months Ended
	July 2, 2005	July 3, 2004
Net cash paid during the period for:
Interest	$29,699	30,740
Income taxes	$52,124	104,653

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

13.  Commitments and Contingencies

      In Shirley Williams, et al vs. Mohawk Industries, Inc, four plaintiffs filed a purported class action lawsuit in January 2004, in the United States District Court for the Northern District of Georgia, alleging that they are former and current employees of the Company and that the Company's actions and conduct, including the employment of persons who are not permitted to work in this country, have damaged them and the other members of the purported class by suppressing the wages of the Company's hourly employees in Georgia. The plaintiffs seek a variety of relief, including (a) treble damages; (b) return of any allegedly unlawful profits; and (c) attorney's fees and costs of litigation. In February 2004, the Company filed a Motion to Dismiss the Complaint, which was denied by the Northern District in April 2004.  The Company then sought and obtained permission to file an immediate appeal of the Northern District's decision to the United States Court of Appeals for the 11th Circuit.  In June 2005, the 11th Circuit reversed in part and affirmed in part the lower court's decision.  In June 2005, the Company filed a motion requesting review by the full 11th Circuit.  The Company believes it has meritorious defenses and intends to continue vigorously defending itself against this action.

      The Company is also engaged in other legal actions arising in the ordinary course of its business.

      The Company believes that adequate provisions have been made for probable losses with respect to the resolution of all such claims and pending litigation and that the ultimate outcome of these actions, will not have a material adverse effect on the financial condition of the Company, but could have a material effect on the Company's results of operations in a given quarter or year.

14.  Segment reporting

      The Company has two reporting segments: the Mohawk segment, and the Dal-Tile segment. The Mohawk segment (an aggregation of the Mohawk Flooring reporting unit and the Mohawk Home reporting unit) manufactures, sources, markets and distributes its product lines, which include carpet, rugs, pad, ceramic tile, hardwood, resilient and laminate through independent floor covering retailers, home centers, mass merchandisers, department stores, commercial dealers and commercial end users. The Dal-Tile segment product lines include ceramic tile, porcelain tile and stone products sold through tile and flooring retailers, contractors, independent distributors and home centers.

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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Segment information is as follows:
	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004
Net sales:
Mohawk	$1,184,914	1,105,493	2,276,260	2,135,935
Dal-Tile	439,778	380,404	841,654	739,687
	$1,624,692	1,485,897	3,117,914	2,875,622

Operating income:
Mohawk	$95,743	97,050	161,368	168,822
Dal-Tile	69,291	55,895	127,761	105,297
Corporate and Eliminations	(4,545)	(2,272)	(5,010)	(4,407)
	$160,489	150,673	284,119	269,712

			As of
			July 2,	December 31,
			2005	2004
Assets:
Mohawk			$2,492,341	2,285,025
Dal-Tile			2,147,812	2,063,195
Corporate and Eliminations			50,096	54,898
			$4,690,249	4,403,118

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      The Company is a leading producer of floorcovering products for residential and commercial applications in the United States. The Company is the second largest carpet and rug manufacturer, and a leading manufacturer, marketer and distributor of ceramic tile and natural stone, in the United States. The Company has two reporting segments, the Mohawk segment and the Dal-Tile segment. The Mohawk segment distributes its product lines, which include broadloom carpet, rugs, pad, ceramic tile, hardwood, resilient and laminate, through its network of approximately 52 regional distribution centers and satellite warehouses using its fleet of company-operated trucks, common carrier or rail transportation. The segment products are purchased by independent floor covering retailers, home centers, mass merchandisers, department stores, independent distributors, commercial dealers, and commercial end users. The Dal-Tile segment product lines include ceramic tile, porcelain tile and stone products distributed through approximately 255 company-operated sales service centers and regional distribution centers using primarily common carriers and rail transportation. The segment products are purchased by tile specialty dealers, tile contractors, floor covering retailers, commercial end users, independent distributors, and home centers.

      The Company reported net earnings of $93.8 million or diluted earnings per share ("EPS") of $1.39, up 8%, for the second quarter of 2005 compared to net earnings of $87.2 million or EPS of $1.29 for the second quarter of 2004. The improvement in EPS resulted from selling price increases, better leveraging of general and administrative expenses as a percent of net sales, and growing hard surface sales offset by continuing raw material cost increases when compared to the second quarter of 2004.

      The Company reported net earnings of $163.8 million or EPS of $2.42, up 7%, for the first half of 2005 compared to net earnings of $153.5 million or EPS of $2.27 for the first half of 2004. The improvement in EPS resulted from selling price increases, better leveraging of selling, general and administrative expenses as a percent of net sales, and growing hard surface sales offset by higher raw material and energy costs.

      The Company believes its financial condition remained strong in the second quarter of 2005 as evidenced by the Company's debt to capitalization ratio of 23.8%.

      During the second quarter of 2005, the Company entered into a definitive agreement to acquire Unilin Holding NV ("Unilin"), a leading manufacturer and marketer of laminate flooring products based in Belgium. The transaction is valued at approximately €2.2 billion (US$2.6 billion) and is expected to close during the fourth quarter of 2005. The transaction is subject to regulatory approval and other closing conditions. The purpose of the acquisition is to broaden the Company's participation in the hard surface flooring market.

Results of Operations

Quarter Ended July 2, 2005, as Compared with Quarter Ended July 3, 2004

      Net sales for the quarter ended July 2, 2005 were $1,624.7 million, reflecting an increase of $138.8 million, or approximately 9.3%, from the $1,485.9 million reported in the quarter ended July 3, 2004. The increased net sales were primarily attributable to price increases and internal sales growth from both the Mohawk and Dal-Tile segments. The Mohawk segment recorded net sales of $1,184.9 million in the current quarter compared to $1,105.5 million in 2004, representing an increase of $79.4 million, or approximately 7.2%. The increase was attributable to selling price increases and growth within the hard surface product categories offset by some softening in the retail replacement business, the discontinuance of certain marginal products and some customers reducing their inventories within the home product line. The Dal-Tile segment recorded net sales of $439.8 million in the current quarter, reflecting an increase of $59.4 million, or approximately 15.6%, from the $380.4 million reported in the quarter ended July 3, 2004. The increase was primarily internal growth, price increases, and improved product mix.

      Gross profit for the second quarter of 2005 was $431.5 million (26.6% of net sales) compared to the gross profit of $403.3 million (27.1% of net sales) for the prior year's second quarter. Gross profit as a percentage of net sales in the current quarter was unfavorably impacted when compared to the second quarter of 2004 by higher raw material and energy costs. The Company implemented a further price increase during the second quarter of 2005 as a result of raw material and energy cost increases. Price increases have historically lagged behind cost increases. Many of the cost increases appear to have moderated during the current quarter. However, increases in oil costs and world wide commodity demand could further impact margins.

      Selling, general and administrative expenses for the current quarter were $271.0 million (16.7% of net sales) compared to $252.6 million (17.0% of net sales) for the prior year's second quarter. The reduction in percentage was attributable to better leveraging of general and administrative expenses.

      Operating income for the current quarter was $160.5 million (9.9% of net sales) compared to $150.7 million (10.1% of net sales) in the second quarter of 2004. Operating income attributable to the Mohawk segment was $95.7 million (8.1% of segment net sales) in the second quarter of 2005 compared to $97.1 million (8.8% of segment net sales) in the second quarter of 2004. Operating income attributable to the Dal-Tile segment was $69.3 million (15.8% of segment net sales) in the second quarter of 2005 compared to $55.9 million (14.7% of segment net sales) in the second quarter of 2004.

      Interest expense for the second quarter of 2005 was $12.5 million compared to $13.2 million in the second quarter of 2004. The decrease in interest expense was attributable to lower average debt levels offset by higher interest rates.

      Income tax expense was $53.2 million, or 36.2% of earnings before income taxes for the second quarter of 2005 compared to $49.3 million or 36.1% of earnings before income taxes for the prior year's second quarter.

Six Months Ended July 2, 2005, as Compared with Six Months Ended July 3, 2004

      Net sales for the first six months ended July 2, 2005 were $3,117.9 million, reflecting an increase of $242.3 million, or approximately 8.4%, from the $2,875.6 million reported in the six months ended July 3, 2004. The increased net sales are primarily attributable to price increases and internal sales growth from both the Mohawk and Dal-Tile segments. The Mohawk segment recorded net sales of $2,276.3 million in the first half of 2005 compared to $2,135.9 million in the first half of 2004, representing an increase of $140.4 million or approximately 6.6%. The increase was attributable to price increases and internal growth in the hard surface product categories offset by some softening in the retail replacement business, the discontinuance of certain marginal products and some customers reducing their inventories within the home product line. The Dal-Tile segment recorded net sales of $841.6 million in the first half of 2005, reflecting an increase of $101.9 million or 13.8%, from the $739.7 million reported in the first half of 2004. The increase was attributable to price increases and improved product mix in all product categories in the first half of 2005 when compared to the first half of 2004.

      Gross profit for the first half of 2005 was $816.2 million (26.2% of net sales) and represented an increase from gross profit of $768.9 million (26.7% of net sales) for the prior year's first half. Gross profit as a percentage of net sales in the current first half was unfavorably impacted when compared to the first half of 2004 by higher raw material and energy prices.

      Selling, general and administrative expenses for the first half of 2005 were $532.1 million (17.1% of net sales) compared to $499.2 million (17.4% of net sales) for the prior year's first half. The reduction in percentage was attributable to better leveraging of selling, general and administrative expenses.

      Operating income for the first half of 2005 was $284.1 million (9.1% of net sales) compared to $269.7 million (9.4% of net sales) in the first half of 2004. Operating income attributable to the Mohawk segment was $161.4 million (7.1% of segment net sales) in the first half of 2005 compared to $168.8 million (7.9% of segment net sales) in the first half of 2004. Operating income attributable to the Dal-Tile segment was $127.8 million (15.2% of segment net sales) in the first half of 2005 compared to $105.3 million (14.2% of segment net sales) in the first half of 2004.

      Interest expense for the first half of 2005 was $24.4 million compared to $27.2 million in the first half of 2004. The decrease in interest expense, for the first half of 2005 when compared to the first half of 2004, was attributable to lower average debt levels and higher capitalized interest offset by higher interest rates.

      Income tax expense was $93.0 million, or 36.2% of earnings before income taxes, for the first half of 2005 compared to $86.7 million, or 36.1% of earnings before income taxes for the prior year's first half.

Liquidity and Capital Resources

      The Company's primary capital requirements are for working capital, capital expenditures and acquisitions.  The Company's capital needs are met primarily through a combination of internally generated funds, bank credit lines, term and senior notes, the sale of receivables and credit terms from suppliers.

      Cash flows generated by operations for the first six months of 2005 were $154.8 million compared to $57.7 million for the first six months of 2004. The increase was primarily attributable to an increase in net earnings, depreciation and amortization, reductions in both accounts receivable and inventory, and an increase in accounts payable and accrued expenses.

      Net cash used in investing activities for the first six months of 2005 was $150.0 million compared to $53.7 million for the first six months of 2004. The increase was primarily attributable to increased capital expenditures related to capital projects in the first half of 2005 when compared to the first half of 2004 and an acquisition within the Mohawk segment in the first half of 2005. Capital expenditures were incurred primarily to modernize, add, and expand manufacturing and distribution facilities and equipment. Capital spending during the remainder of 2005 for both the Mohawk and Dal-Tile segments combined, excluding acquisitions, is expected to range from $140 million to $160 million, and will be used primarily to purchase equipment and to add manufacturing capacity.

      Net cash used in financing activities for the first six months of 2005 was $4.8 million compared to the net cash used of $4.0 million for the first six months of 2004. The Company's debt to capitalization ratio was 23.8% at July 2, 2005 compared to 28.6% at July 3, 2004. The Company repurchased 186,000 common shares during the current quarter for approximately $14.5 million. Since the inception of the stock repurchase program the Company has repurchased 11.4 million shares of common stock for approximately $326.1 million.

      At July 2, 2005, the Company had credit facilities of $300 million under its revolving credit line and $50 million under various short-term uncommitted credit lines. All of these lines are unsecured. At July 2, 2005, a total of approximately $252.8 million was available under both the credit facility and uncommitted credit lines.  The amount used consisted of $20.2 million under the Company's five-year revolving credit facility and unsecured credit lines, $55.6 million standby letters of credit guaranteeing the Company's industrial revenue bonds and $21.4 million standby letters of credit related to various insurance contracts and foreign vendor commitments.

      The Company has entered into a commitment letter for a $2 billion unsecured 364-day revolving credit agreement ("Bridge Facility") and a $1.4 billion unsecured Senior 5-Year Credit Facility ("Senior Credit Facility"). Both facilities will be used to backstop commercial paper that will be issued by the Company in connection with the financing of the Unilin acquisition and provide for the Company's working capital requirements. The Senior Credit Facility is intended to replace the Company's existing credit facility and various uncommitted credit lines upon the acquisition of Unilin. In addition, the Company is currently evaluating permanent financing alternatives including, equity securities, equity linked securities, senior notes, and commercial paper.

      The Company has an on-balance sheet trade accounts receivable securitization agreement ("Securitization Facility"). The Securitization Facility allows the Company to borrow up to $350 million based on available accounts receivable. At July 2, 2005, the Company had approximately $100.0 million outstanding secured by approximately $842.4 million of trade receivables.

Contractual Obligations

      As of July 2, 2005, the Company's contractual obligations have increased by approximately $93.6 million and $18.0 million, related to operating leases and purchase agreements, respectively, that the Company has entered into since December 31, 2004. There have been no further significant changes to the Company's contractual obligation table as disclosed in the Company's 2004 Annual Report filed on Form 10-K.

Critical Accounting Policies and Estimates

      There were no significant changes to the Company's critical accounting policies and estimates during the period. The Company's critical accounting policies and estimates are described in the Company's 2004 Annual Report filed on Form 10-K.

Recent Accounting Pronouncements

      In December 2004, the FASB issued FASB Staff Position 109-1, "Application of FASB Statement No. 109, "Accounting for Income Taxes" ("SFAS No. 109") to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" ("FSP 109-1"). The American Jobs Creation Act of 2004 (the "Jobs Act"), enacted October 22, 2004, provides a tax deduction for income from qualified domestic production activities. FSP 109-1 provides the treatment for the deduction as a special deduction as described in SFAS No. 109. FSP 109-1 is effective prospectively as of January 1, 2005. The Company is currently evaluating the effect that the manufacturer's deduction will have on future results and has completed a preliminary evaluation of the impact the deduction for qualified production activities will have on its effective tax rate for 2005. Currently, the Company projects that the qualified production deduction will result in a benefit of approximately one-half of one percent, which has been reflected in the Company's effective tax rate for the first half of 2005. The Company will finalize its analysis of the benefits of the qualified production activities deduction when final regulations are issued by the U.S. Treasury Department. Those regulations are expected to be issued in the next 12 to 18 months.

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

      In November 2004, the FASB issued SFAS No. 151, "Inventory Costs-An Amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and re-handling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating SFAS 151 and does not expect it to have a material impact on the Company's consolidated financial statements.

      In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Transition may be accomplished using either the prospective or retrospective method. The Company currently measures compensation costs related to share-based payments under APB Opinion No. 25. The Company is currently evaluating the transition methods under SFAS 123R. In April 2005, the Securities and Exchange Commission announced that the effective date of SFAS 123R should be no later than the beginning of the first fiscal year beginning after June 15, 2005.

      In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143" ("FIN 47"), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not expect the adoption of this Interpretation to have a material impact on its consolidated financial statements.

      In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). This Statement replaces APB Opinion No. 20, "Accounting Changes," and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company believes that adoption of the provisions of SFAS No. 154 will not have a material impact on the Company's consolidated financial statements.

Impact of Inflation

      Inflation affects the Company's manufacturing costs, distribution costs and operating expenses. The carpet and tile industry has experienced significant inflation in the prices of raw materials and fuel-related costs beginning in the first quarter of 2004. For the period from 1999 through 2003 the carpet and tile industry experienced moderate inflation in the prices of raw materials and fuel-related costs. In the past, the Company has generally passed along these price increases to its customers and has been able to enhance productivity to offset increases in costs resulting from inflation in both the United States and Mexico.

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

      The Company's exposures to market risk have not changed materially since December 31, 2004.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

      A review of the Company's current litigation is disclosed in the Notes to Condensed Consolidated Financial Statements. See "Notes to Condensed Consolidated Financial Statements - Note 13 - Commitments and Contingencies."

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities
Number
of
					Total	Shares that
					Number of Shares	May Yet Be
			Average		Purchased as Part	Purchased
	Total Number		Price		of Publicly	Under the
	of Shares		Paid per		Announced Plans	Plans or
Period	Purchased		Share		or Programs	Programs
Opening balance	11,206,690		$27.80		11,206,690	3,793,310
Month #1 (April 3, 2005-
May 7, 2005)	230,874	(1)	$78.06	(1)	11,437,564	3,562,436
Month #2 (May 8, 2005-
June 4, 2005)	-		-		-	-
Month #3 (June 5, 2005-
July 2, 2005)	-		-		-	-
Total	11,437,564		$28.81		11,437,564	3,562,436

(1) The total number of shares repurchased includes an aggregate of 44,874 mature shares surrended to the Company to satisfy the exercise price and tax withholding obligations in connection with the exercise of stock options.

     On September 29, 1999, the Company announced that its Board of Directors authorized the repurchase of up to 5 million shares of the Company's common stock. On December 16, 1999, the Company announced that the Company's Board of Directors authorized the repurchase of an additional 5 million shares of its common stock under the existing repurchase plan. On May 18, 2000, the Company announced that the Company's Board of Directors authorized the repurchase of an additional 5 million shares of its common stock under the existing repurchase plan.

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders was held on May 18, 2005, at which time stockholders were asked to elect a class of directors to serve a three-year term beginning in 2005.

     John F. Fiedler, Jeffrey S. Lorberbaum, and Robert N. Pokelwaldt were elected Class I directors of the Company for a term expiring in 2008. Mr. Fiedler was elected by stockholders owning 61,948,187 shares of common stock, with stockholders owning 546,674 shares withholding authority. Mr. Lorberbaum was elected by stockholders owning 62,103,676 shares of common stock, with stockholders owning 391,185 shares withholding authority. Mr. Pokelwaldt was elected by stockholders owning 61,924,716 shares of common stock, with stockholders owning 570,145 shares withholding authority. Ms. Phyllis O. Bonanno and Messrs. Leo Benatar,  Bruce C. Bruckmann, David L. Kolb, Larry W. McCurdy, Sylvester ("Jack") H. Sharpe and W. Christopher Wellborn continued their terms of office as directors.

Item 5.  Other Information

     None.

Item 6. Exhibits

No.      Description

            Exhibits

(a)       2.01 Share Purchase Agreement between Cigales SAK and Mohawk Industries, Inc., dated July 2, 2005.

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

                                                                                          MOHAWK INDUSTRIES, INC.

Dated: August 10, 2005                                                     By: /s/ Jeffrey S. Lorberbaum
                                                                                           JEFFREY S. LORBERBAUM, Chairman, President and
                                                                                           Chief Executive Officer (principal executive officer)

Dated: August 10, 2005                                                      By: /s/ Frank H. Boykin
                                                                                             FRANK H. BOYKIN, Chief Financial Officer
                                                                                            (principal financial officer)

