Form 10-Q
period 2005-11-02
MOHAWK INDUSTRIES INC
filed 2005-11-03
CIK 851968

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10‑Q

[Mark One]
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2005

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

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [x ]

      The number of shares outstanding of the issuer's classes of capital stock as of October 31, 2005, the latest practicable date, is as follows: 66,891,683 shares of Common Stock, $.01 par value.

MOHAWK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
(In thousands)
(Unaudited)

	October 1, 2005	December 31, 2004

Current assets:

Receivables, net	$811,628	660,650

Inventories	1,089,970	1,017,983

Prepaid expenses	44,160	49,381

Deferred income taxes	55,311	55,311
Total current assets	2,001,069	1,783,325

Property, plant and equipment, at cost	1,979,814	1,817,823
Less accumulated depreciation and
amortization	984,609	912,491

Net property, plant and equipment	995,205	905,332

Goodwill	1,378,849	1,377,349

Other intangible assets	319,644	322,646

Other assets	13,007	14,466

	$4,707,774	4,403,118

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY
(In thousands, except per share data)
(Unaudited)

	October 1, 2005	December 31, 2004

Current liabilities:

Current portion of long-term debt	$68,679	191,341
Accounts payable and accrued expenses	776,199	623,061
Total current liabilities	844,878	814,402

Deferred income taxes	191,761	191,761
Long-term debt, less current portion	700,000	700,000
Other long-term liabilities	29,373	30,618
Total liabilities	1,766,012	1,736,781

Stockholders' equity:
Preferred stock, $.01 par value; 60 shares
authorized; no shares issued	-	-
Common stock, $.01 par value; 150,000 shares
authorized; 77,870 and 77,514 shares issued
in 2005 and 2004, respectively	779	775
Additional paid-in capital	1,074,978	1,058,537
Retained earnings	2,182,866	1,910,383
Accumulated other comprehensive income
(loss), net	1,940	(2,441)
	3,260,563	2,967,254
Less treasury stock at cost; 10,981 and 10,755
shares in 2005 and 2004, respectively	318,801	300,917
Total stockholders' equity	2,941,762	2,666,337

	$4,707,774	4,403,118

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	October 1, 2005	October 2, 2004

Net sales	$1,697,634	1,529,651

Cost of sales	1,245,766	1,093,598
Gross profit	451,868	436,053

Selling, general and administrative expenses	274,052	242,995
Operating income	177,816	193,058

Other expense (income):
Interest expense	10,775	13,918
Other expense	1,970	3,706
Other income	(2,370)	(1,239)
	10,375	16,385

Earnings before income taxes	167,441	176,673

Income taxes	58,789	63,986

Net earnings	$108,652	112,687

Basic earnings per share	$1.62	1.69

Weighted-average common shares outstanding	66,865	66,669

Diluted earnings per share	$1.61	1.67

Weighted-average common and dilutive potential
common shares outstanding	67,519	67,468

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)
(Unaudited)

	Nine Months Ended
	October 1, 2005	October 2, 2004

Net sales	$4,815,548	4,405,273

Cost of sales	3,547,469	3,200,355
Gross profit	1,268,079	1,204,918

Selling, general and administrative expenses	806,144	742,148
Operating income	461,935	462,770

Other expense (income):
Interest expense	35,166	41,084
Other expense	6,688	8,202
Other income	(4,162)	(3,322)
	37,692	45,964

Earnings before income taxes	424,243	416,806

Income taxes	151,760	150,654

Net earnings	$272,483	266,152

Basic earnings per share	$4.08	3.99

Weighted-average common shares outstanding	66,827	66,680

Diluted earnings per share	$4.03	3.94

Weighted-average common and dilutive potential
common shares outstanding	67,572	67,544

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Nine Months Ended
	October 1, 2005	October 2, 2004

Cash flows from operating activities:
Net earnings	$272,483	266,152
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Depreciation and amortization	94,900	93,074
Tax benefit on exercise of stock options	4,749	5,234
Loss on disposal of property, plant
and equipment	1,312	1,969
Changes in operating assets and liabilities,
net of effects of acquisitions:
Receivables	(141,544)	(142,773)
Inventories	(58,089)	(162,584)
Accounts payable and accrued expenses	150,940	134,850
Other assets and prepaid expenses	4,527	1,869
Other liabilities	(1,245)	(1,753)
Net cash provided by operating activities	328,033	196,038

Cash flows from investing activities:
Additions to property, plant and equipment, net	(150,801)	(70,382)
Acquisitions	(50,606)	(14,998)
Net cash used in investing activities	(201,407)	(85,380)

Cash flows from financing activities:
Net change in revolving line of credit	(23,215)	11,967
Net change in asset securitization borrowings	(90,000)	(92,000)
Payments of term and other debt	(9,447)	(25,056)
Change in outstanding checks in excess of cash	2,506	2,035
Acquisition of treasury stock	(15,448)	(18,413)
Common stock transactions	8,978	10,809
Net cash used in financing
activities	(126,626)	(110,658)
Net change in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	-

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

2.   Effect of New Accounting Pronouncements

      In December 2004, the FASB issued FASB Staff Position 109-1, "Application of FASB Statement No. 109, "Accounting for Income Taxes" ("SFAS No. 109") to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" ("FSP 109-1"). The American Jobs Creation Act of 2004 (the "Jobs Act"), enacted October 22, 2004, provides a tax deduction for income from qualified domestic production activities. FSP 109-1 provides the treatment for the deduction as a special deduction as described in SFAS No. 109. FSP 109-1 is effective prospectively as of January 1, 2005. Currently, the Company projects that the qualified production deduction will result in a benefit of approximately one-half of one percent, which has been reflected in the Company's effective tax rate for the first nine months of 2005. Proposed regulations were issued by the U.S. Treasury Department on October 20, 2005. The Company is currently evaluating the impact of these regulations and will complete its evaluation during the fourth quarter of 2005.

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

      In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). This Statement replaces APB Opinion No. 20, "Accounting Changes," and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact of this standard, if any, will depend upon accounting changes or errors that may occur in future periods.

3. Receivables, net

Receivables are as follows:
	October 1, 2005	December 31, 2004

Customers, trade	$898,245	746,233
Other	13,646	9,720
	911,891	755,953
Less allowance for discounts, returns, claims
and doubtful accounts	100,263	95,303

Receivables, net	$811,628	660,650

4. Inventories

The components of inventories are as follows:
	October 1, 2005	December 31, 2004

Finished goods	$704,245	665,565
Work in process	96,246	86,883
Raw materials	289,479	265,535

Total inventories	$1,089,970	1,017,983

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)
(Unaudited)

      Inventories are stated at the lower of cost or market (net realizable value). Cost is determined using the last-in, first-out (LIFO) method, which matches current costs with current revenues, for approximately 64% of the inventories at October 1, 2005 and December 31, 2004 and the first-in, first-out (FIFO) method for the remaining inventories.

5. Accounts payable and accrued expenses

Accounts payable and accrued expenses are as
follows:
	October 1, 2005	December 31, 2004

Outstanding checks in excess of cash	$36,225	33,719
Accounts payable, trade	348,858	277,851
Accrued expenses	226,199	180,978
Income taxes payable	22,806	16,143
Accrued compensation	142,111	114,370

Total accounts payable and accrued expenses	$776,199	623,061

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)
(Unaudited)

6.   Intangible assets and goodwill

      The components of intangible assets are as follows:

			October 1,	December 31,
Carrying amount of amortized			2005	2004
intangible assets:

Customer relationships			$54,160	54,160
Patents			600	600
			$54,760	54,760

Accumulated amortization of
amortized intangible assets:
Customer relationships			$7,281	4,324
Patents			115	70
			$7,396	4,394

Unamortized intangible assets:
Trade names			$272,280	272,280

Total other intangible assets			$319,644	322,646

Amortization expense:	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004

Aggregate amortization expense	$1,000	1,001	3,002	2,842

Goodwill consists of the following:
	Mohawk	Dal-Tile	Total

Balance as of January 1, 2005	$196,632	1,180,717	1,377,349
Goodwill recognized during the period	1,500	-	1,500
Balance as of October 1, 2005	$198,132	1,180,717	1,378,849

      During the third quarter of 2005, the Company recognized additional goodwill of $1,500 related to an earn-out agreement for an acquisition it entered into in 2003.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)
(Unaudited)

7.   Product Warranties

      The Company warrants certain qualitative attributes of its products for up to 20 years. The Company records a provision for estimated warranty and related costs, based principally on historical experience. The warranty provision is as follows:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004

Balance at beginning of period	$24,054	24,895	23,473	24,063
Warranty claims paid	(10,815)	(11,031)	(35,058)	(34,393)
Warranty expense	10,996	11,095	35,820	35,289
Balance at end of period	$24,235	24,959	24,235	24,959

8.  Comprehensive income

      Comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004

Net earnings	$108,652	112,687	272,483	266,152
Other comprehensive income:
Foreign currency translation	56	42	(517)	(1,948)
Unrealized gain (loss) on derivative
instruments, net of income taxes	3,206	(860)	4,898	(1,116)
Comprehensive income	$111,914	111,869	276,864	263,088

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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004

Net earnings as reported	$108,652	112,687	272,483	266,152
Deduct: Stock-based employee
compensation expense determined
under fair value based method for all
options, net of related tax effects	(2,188)	(1,850)	(6,366)	(5,727)
Pro forma net earnings	$106,464	110,837	266,117	260,425

Net earnings per common share (basic):
As reported	$1.62	1.69	4.08	3.99
Pro forma	$1.59	1.66	3.98	3.91
Net earnings per common share (diluted):
As reported	$1.61	1.67	4.03	3.94
Pro forma	$1.58	1.65	3.95	3.87

      The following weighted average assumptions were used to determine the fair value using the Black-Scholes option-pricing model:

	Three Months Ended	Nine Months Ended
	October 1,	October 1,	October 2,
	2005	2005	2004

Dividend yield	-	-	-
Risk-free interest rate	4.3%	3.9%	2.9%
Volatility	37.9%	38.0%	43.6%
Expected life (years)	6	6	6

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

      Dilutive common stock options are included in the diluted EPS calculation using the treasury stock method.  Options to purchase common stock that were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive were 374 and 15 shares for the three month periods ended October 1, 2005 and October 2, 2004, respectively and 298 and 12 shares for the nine month periods ended October 1, 2005 and October 2, 2004, respectively.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004

Net earnings	$108,652	112,687	272,483	266,152

Weighted-average common and dilutive
potential common shares outstanding:

Weighted-average common shares
outstanding	66,865	66,669	66,827	66,680

Add weighted-average dilutive
potential common shares - options to
purchase common shares, net	654	799	745	864

Weighted-average common and dilutive
potential common shares outstanding	67,519	67,468	67,572	67,544

Basic earnings per share	$1.62	1.69	$4.08	3.99

Diluted earnings per share	$1.61	1.67	$4.03	3.94

11.  Supplemental Condensed Consolidated Statements of Cash Flows Information

	Nine Months Ended
	October 1, 2005	October 2, 2004
Net cash paid during the period for:
Interest	$31,806	34,224
Income taxes	$148,691	156,510

12.  Commitments and Contingencies

      In Shirley Williams, et al. vs. Mohawk Industries, Inc., four plaintiffs filed a purported class action lawsuit in January 2004, in the United States District Court for the Northern District of Georgia, alleging that they are former and current employees of the Company and that the Company's actions and conduct, including the employment of persons who are not permitted to work in this country, have damaged them and the other members of the purported class by suppressing the wages of the Company's hourly employees in Georgia. The plaintiffs seek a variety of relief, including (a) treble damages; (b) return of any allegedly unlawful profits; and (c) attorney's fees and costs of litigation. In February 2004, the Company filed a Motion to Dismiss the Complaint, which was denied by the Northern District in April 2004.  The Company then sought and obtained permission to file an immediate appeal of the Northern District's decision to the United States Court of Appeals for the 11th Circuit.  In June 2005, the 11th Circuit reversed in part and affirmed in part the lower court's decision.  In June 2005, the Company filed a motion requesting review by the full 11th Circuit. The 11th Circuit refused to hear the case and the Company now has appealed to the United States Supreme Court. The Company believes it has meritorious defenses and intends to continue vigorously defending itself against this action.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)
(Unaudited)

      The Company is also engaged in other legal actions arising in the ordinary course of its business.

      The Company believes that adequate provisions have been made for probable losses with respect to the resolution of all such claims and pending litigation and that the ultimate outcome of these actions will not have a material adverse effect on the financial condition of the Company, but could have a material effect on the Company's results of operations in a given quarter or year.

13.  Subsequent event

      On October 31, 2005, the Company acquired the outstanding stock of Unilin Holding NV (Unilin), a leading manufacturer and marketer of laminate flooring products based in Belgium, for approximately $2,600,000 (€2,200,000) in cash. The preliminary purchase price allocation will be finalized during the fourth quarter of 2005. The purpose of the acquisition is to broaden the Company's participation in the hard surface flooring market.

      In connection with the acquisition of Unilin, the Company entered into a $1,500,000 364-day senior, unsecured, bridge term loan facility and an approximately $1,500,000 five-year, senior, unsecured, revolving credit and term loan facility (Senior Five-Year Facility). The Senior Five-Year Facility replaces the Company's existing credit facility and various uncommitted credit lines.

      The bridge facility matures 364-days after the closing date of the bridge facility, or October 27, 2006. The Senior Five-Year Facility consists of (i) a $750,000 revolving credit facility, (ii) a $389,220 term loan facility and (iii) a €300,000 term loan facility.  The Senior Five-Year Facility matures on October 28, 2010. At the Company's election, both the bridge facility and Senior Five Year Facility bear interest at (i) the greater of (x) prime rate or (y) the overnight federal funds rate plus 0.50%, or (ii) LIBOR plus an indexed amount based on the senior, unsecured, long-term debt rating of the Company.

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

      The accounting policies for each operating segment are consistent with the Company's policies described in the footnotes to the consolidated financial statements included in the Company's Annual Report filed on Form 10-K. Amounts disclosed for each segment are prior to any elimination or consolidation entries. Corporate general and administrative expense amounts attributable to each segment are estimated and allocated accordingly. Segment performance is evaluated based on operating income.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)
(Unaudited)

Segment information is as follows:
	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004
Net sales:
Mohawk	$1,248,216	1,129,422	3,524,477	3,265,357
Dal-Tile	449,418	400,229	1,291,071	1,139,916
	$1,697,634	1,529,651	4,815,548	4,405,273

Operating income:
Mohawk	$110,854	131,361	272,222	300,183
Dal-Tile	69,137	62,750	196,898	168,047
Corporate and Eliminations	(2,175)	(1,053)	(7,185)	(5,460)
	$177,816	193,058	461,935	462,770

			As of
			October 1,	December 31,
			2005	2004
Assets:
Mohawk			$2,482,741	2,285,025
Dal-Tile			2,174,055	2,063,195
Corporate and Eliminations			50,978	54,898
			$4,707,774	4,403,118

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      The Company is a leading producer of floorcovering products for residential and commercial applications in the United States. The Company is the second largest carpet and rug manufacturer, and a leading manufacturer, marketer and distributor of ceramic tile and natural stone, in the United States. The Company has two reporting segments, the Mohawk segment and the Dal-Tile segment. The Mohawk segment distributes its product lines, which include broadloom carpet, rugs, pad, ceramic tile, hardwood, resilient and laminate, through its network of approximately 52 regional distribution centers and satellite warehouses using its fleet of company-operated trucks, common carrier or rail transportation. The segment products are purchased by independent floor covering retailers, home centers, mass merchandisers, department stores, independent distributors, commercial dealers, and commercial end users. The Dal-Tile segment product lines include ceramic tile, porcelain tile and stone products distributed through approximately 260 company-operated sales service centers and regional distribution centers using primarily common carriers and rail transportation. The segment products are purchased by tile specialty dealers, tile contractors, floor covering retailers, commercial end users, independent distributors, and home centers.

      The Company reported net earnings of $108.7 million or diluted earnings per share ("EPS") of $1.61, a decrease of 4%, for the third quarter of 2005 compared to net earnings of $112.7 million or EPS of $1.67 for the third quarter of 2004. The decrease in EPS resulted from continuing raw material and energy cost increases, offset by both volume and price increases when compared to the third quarter of 2004.

      The Company reported net earnings of $272.5 million or EPS of $4.03, up 2%, for the first nine months of 2005 compared to net earnings of $266.2 million or EPS of $3.94 for the first nine months of 2004. The improvement in EPS resulted from selling price increases, better leveraging of selling, general and administrative expenses as a percent of net sales, and growing hard surface sales offset by higher raw material and energy costs.

      The impact of both hurricanes Katrina and Rita have disrupted the Company's supply chain with rising costs of raw material and natural gas. However, the Company believes it will be able to manage its business and maintain customer service levels with its existing inventory levels. In addition, price increases continue to lag behind these increasing costs.

      The Company believes its financial condition remained strong in the third quarter of 2005 as evidenced by the Company's debt to capitalization ratio of 20.7%.

      On October 31, 2005, the Company acquired the outstanding stock of Unilin Holding NV (Unilin), a leading manufacturer and marketer of laminate flooring products based in Belgium, for approximately $2.6 billion (€2.2 billion) in cash. The preliminary purchase price allocation will be finalized during the fourth quarter of 2005. The purpose of the acquisition is to broaden the Company's participation in the hard surface flooring market.

Results of Operations

Quarter Ended October 1, 2005, as Compared with Quarter Ended October 2, 2004

      Net sales for the quarter ended October 1, 2005 were $1,697.6 million, reflecting an increase of $167.9 million, or approximately 11.0%, from the $1,529.7 million reported in the quarter ended October 2, 2004. The increased net sales were primarily attributable to price increases and internal sales growth from both the Mohawk and Dal-Tile segments. The Mohawk segment recorded net sales of $1,248.2 million in the current quarter compared to $1,129.4 million in 2004, representing an increase of $118.8 million, or approximately 10.5%. The increase was attributable to selling price increases and internal growth. The Dal-Tile segment recorded net sales of $449.4 million in the current quarter, reflecting an increase of $49.2 million, or approximately 12.3%, from the $400.2 million reported in the quarter ended October 1, 2004. The increase was primarily due to internal growth, price increases, and improved product mix.

      Gross profit for the third quarter of 2005 was $451.9 million (26.6% of net sales) compared to the gross profit of $436.1 million (28.5% of net sales) for the prior year's third quarter. Gross profit as a percentage of net sales in the current quarter was unfavorably impacted when compared to the third quarter of 2004 by higher raw material and energy costs. The Company implemented a further price increase during the third quarter of 2005 as a result of raw material and energy cost increases. Price increases have historically lagged behind cost increases. World wide demand for commodities and the impact of the recent hurricanes in the Gulf of Mexico continue to impact raw material and energy costs. Continued raw material and energy cost increases may result in further pressure on gross margins.

      Selling, general and administrative expenses for the current quarter were $274.1 million (16.1% of net sales) compared to $243.0 million (15.9% of net sales) for the prior year's third quarter. The increase in percentage was attributable to the timing of selling expenses.

      Operating income for the current quarter was $177.8 million (10.5% of net sales) compared to $193.1 million (12.6% of net sales) in the third quarter of 2004. Operating income attributable to the Mohawk segment was $110.9 million (8.9% of segment net sales) in the third quarter of 2005 compared to $131.4 million (11.6% of segment net sales) in the third quarter of 2004. Operating income attributable to the Dal-Tile segment was $69.1 million (15.4% of segment net sales) in the third quarter of 2005 compared to $62.8 million (15.7% of segment net sales) in the third quarter of 2004. Operating income for both segments has been impacted by increased raw material and energy costs.

      Interest expense for the third quarter of 2005 was $10.8 million compared to $13.9 million in the third quarter of 2004. The decrease in interest expense was attributable to lower average debt levels in the current quarter, offset by higher interest rates.

      Income tax expense was $58.8 million, or 35.1% of earnings before income taxes for the third quarter of 2005 compared to $64.0 million or 36.2% of earnings before income taxes for the prior year's third quarter. The difference in rate was a result of the utilization of tax credits and the one-time effect of state tax law changes.

Nine Months Ended October 1, 2005, as Compared with Nine Months Ended October 2, 2004

      Net sales for the first nine months ended October 1, 2005 were $4,815.5 million, reflecting an increase of $410.2 million, or approximately 9.3%, from the $4,405.3 million reported in the nine months ended October 2, 2004. The increased net sales are primarily attributable to price increases and internal sales growth from both the Mohawk and Dal-Tile segments. The Mohawk segment recorded net sales of $3,524.5 million in the first nine months of 2005 compared to $3,265.4 million in the first nine months of 2004, representing an increase of $259.1 million or approximately 7.9%. The increase was attributable to price increases and internal growth. The Dal-Tile segment recorded net sales of $1,291.1 million in the first nine months of 2005, reflecting an increase of $151.2 million or 13.3%, from the $1,139.9 million reported in the first nine months of 2004. The increase was attributable to price increases and improved product mix in all product categories in the first nine months of 2005 when compared to the first nine months of 2004.

      Gross profit for the first nine months of 2005 was $1,268.1 million (26.3% of net sales) and represented an increase from gross profit of $1,204.9 million (27.4% of net sales) for the prior year's first nine months. Gross profit as a percentage of net sales in the current first nine months was unfavorably impacted when compared to the first nine months of 2004 by higher raw material and energy prices.

      Selling, general and administrative expenses for the first nine months of 2005 were $806.1 million (16.7% of net sales) compared to $742.1 million (16.8% of net sales) for the prior year's first nine months. The reduction in percentage was attributable to better leveraging of selling, general and administrative expenses.

      Operating income for the first nine months of 2005 was $461.9 million (9.6% of net sales) compared to $462.8 million (10.5% of net sales) in the first nine months of 2004. Operating income attributable to the Mohawk segment was $272.2 million (7.7% of segment net sales) in the first nine months of 2005 compared to $300.2 million (9.2% of segment net sales) in the first nine months of 2004. Operating income attributable to the Dal-Tile segment was $196.9 million (15.3% of segment net sales) in the first nine months of 2005 compared to $168.0 million (14.7% of segment net sales) in the first nine months of 2004. Operating income for both segments has been impacted by increased raw material and energy costs.

      Interest expense for the first nine months of 2005 was $35.2 million compared to $41.1 million in the first nine months of 2004. The decrease in interest expense, for the first nine months of 2005 when compared to the first nine months of 2004, was attributable to lower average debt levels and higher capitalized interest offset by higher interest rates.

      Income tax expense was $151.8 million, or 35.8% of earnings before income taxes, for the first nine months of 2005 compared to $150.6 million, or 36.1% of earnings before income taxes for the prior year's first nine months. The difference in rate was a result of the utilization of tax credits and the one-time effect of state tax law changes.

Liquidity and Capital Resources

      The Company's primary capital requirements are for working capital, capital expenditures and acquisitions.  The Company's capital needs are met primarily through a combination of internally generated funds, bank credit lines, term and senior notes, the sale of receivables and credit terms from suppliers.

      Cash flows generated by operations for the first nine months of 2005 were $328.0 million compared to $196.0 million for the first nine months of 2004. The increase was primarily attributable to an increase in net earnings, depreciation and amortization, an improvement in inventory turns, and an increase in accounts payable and accrued expenses.

      Net cash used in investing activities for the first nine months of 2005 was $201.4 million compared to $85.4 million for the first nine months of 2004. The increase was primarily attributable to increased capital expenditures related to capital projects in the first nine months of 2005 when compared to the first nine months of 2004 and an acquisition within the Mohawk segment in the first quarter of 2005. Capital expenditures were incurred primarily to modernize, add, and expand manufacturing and distribution facilities and equipment. Capital spending during the remainder of 2005 for both the Mohawk and Dal-Tile segments combined, excluding acquisitions, is expected to range from $90 million to $110 million, and will be used primarily to purchase equipment and to expand manufacturing and distribution facilities.

      Net cash used in financing activities for the first nine months of 2005 was $126.6 million compared to the net cash used of $110.7 million for the first nine months of 2004. The Company's debt to capitalization ratio was 20.7% at October 1, 2005 compared to 26.2% at October 2, 2004. The Company has repurchased 186,000 common shares during the first nine months of 2005, for approximately $14.5 million. Since the inception of the stock repurchase program the Company has repurchased 11.4 million shares of common stock for approximately $326.1 million.

      At October 1, 2005, the Company had credit facilities of $300 million under its revolving credit line and $50 million under various short-term uncommitted credit lines. All of these lines are unsecured. At October 1, 2005, a total of approximately $258.0 million was available under both the credit facility and uncommitted credit lines.  The amount used consisted of $14.5 million under the Company's five-year revolving credit facility and unsecured credit lines, $55.6 million standby letters of credit guaranteeing the Company's industrial revenue bonds and $21.9 million standby letters of credit related to various insurance contracts and foreign vendor commitments.

      On October 28, 2005, the Company entered into a $1.5 billion 364-day senior, unsecured, bridge term loan facility and an approximately $1.5 billion five-year, senior, unsecured, revolving credit and term loan facility (Senior Five-Year Facility). The Company entered into both facilities to finance the Unilin acquisition and to provide for the Company's working capital requirements. The Senior Five-Year Facility replaced the Company's existing credit facility and various uncommitted credit lines upon the acquisition of Unilin.

      The bridge facility matures 364-days after the closing date of the bridge facility, or October 27, 2006. The Senior Five-Year Facility consists of (i) a $750 million revolving credit million facility, (ii) a $389.2 million term loan facility and (iii) a €300 million term loan facility.  The Senior Five-Year Facility matures on October 28, 2010. At the Company's election, both the bridge facility and Senior Five Year Facility bear interest at (i) the greater of (x) prime rate or (y) the overnight federal funds rate plus 0.50%, or (ii) LIBOR plus an indexed amount based on the senior, unsecured, long-term debt rating of the Company.

      The Company has an on-balance sheet trade accounts receivable securitization agreement ("Securitization Facility"). The Securitization Facility allows the Company to borrow up to $350 million based on available accounts receivable. At October 1, 2005, the Company had no outstanding amounts under this facility.

Contractual Obligations

      As of October 1, 2005, the Company's contractual obligations have increased by approximately $134 million and $8.7 million, related to operating leases and purchase agreements, respectively, that the Company has entered into since December 31, 2004. There have been no further significant changes to the Company's contractual obligation table as disclosed in the Company's 2004 Annual Report filed on Form 10-K.

Critical Accounting Policies and Estimates

      There were no significant changes to the Company's critical accounting policies and estimates during the period. The Company's critical accounting policies and estimates are described in the Company's 2004 Annual Report filed on Form 10-K.

Recent Accounting Pronouncements

       In December 2004, the FASB issued FASB Staff Position 109-1, "Application of FASB Statement No. 109, "Accounting for Income Taxes" ("SFAS No. 109") to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" ("FSP 109-1"). The American Jobs Creation Act of 2004 (the "Jobs Act"), enacted October 22, 2004, provides a tax deduction for income from qualified domestic production activities. FSP 109-1 provides the treatment for the deduction as a special deduction as described in SFAS No. 109. FSP 109-1 is effective prospectively as of January 1, 2005. Currently, the Company projects that the qualified production deduction will result in a benefit of approximately one-half of one percent, which has been reflected in the Company's effective tax rate for the nine months of 2005. Final regulations were issued by the U.S. Treasury Department on October 20, 2005. The Company is currently evaluating the impact of these regulations and will complete its evaluation during the fourth quarter of 2005.

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

      In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Transition may be accomplished using either the prospective or retrospective method. The Company currently measures compensation costs related to share-based payments under APB Opinion No. 25. The Company is currently evaluating the transition methods under SFAS 123R. In April 2005, the Securities and Exchange Commission announced that the effective date of SFAS 123R should be no later than the beginning of the first fiscal year beginning after June 15, 2005. As a result, the Company expects to adopt SFAS No. 123R in the first quarter of 2006.

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

      In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). This Statement replaces APB Opinion No. 20, "Accounting Changes," and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact of this standard, if any, will depend upon accounting changes or errors that may occur in future periods.

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

Forward-Looking Information

      Certain of the statements in this Form 10-Q, particularly those anticipating future performance, business prospects, growth and operating strategies, proposed acquisitions, and similar matters, and those that include the words "believes," "anticipates," "forecast," "estimates" or similar expressions constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. For those statements, Mohawk claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. There can be no assurance that the forward-looking statements will be accurate because they are based on many assumptions, which involve risks and uncertainties. The following important factors could cause future results to differ: changes in industry conditions; competition; raw material prices; energy costs; timing and level of capital expenditures; integration of acquisitions; introduction of new products; rationalization of operations; litigation, and other risks identified in Mohawk's SEC reports and public announcements.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Mohawk Industries, Inc. Purchases of Equity Securities

Issuer Purchases of Equity Securities
Maximum
Number
of
			Total	Shares that
			Number of Shares	May Yet Be
		Average	Purchased as Part	Purchased
	Total Number	Price	of Publicly	Under the
	of Shares	Paid per	Announced Plans	Plans or
Period	Purchased	Share	or Programs	Programs
Opening balance	11,437,564	$28.81	11,437,564	3,562,436
Month #1 (July 3, 2005-
August 6, 2005)	-	-	-	-
Month #2 (August 7, 2005-
September 3, 2005)	-	-	-	-
Month #3 (September 4, 2005-
October 1, 2005)	-	-	-	-
Total	11,437,564	$28.81	11,437,564	3,562,436

(1) The total number of shares repurchased includes an aggregate of 44,874 shares surrendered to the Company to satisfy the exercise price and tax withholding obligations in connection with the exercise of stock options.

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

                                                                                          MOHAWK INDUSTRIES, INC.

Dated: November 2, 2005                                                     By: /s/ Jeffrey S. Lorberbaum
                                                                                           JEFFREY S. LORBERBAUM, Chairman, President and
                                                                                           Chief Executive Officer (principal executive officer)

Dated: November 2, 2005                                                      By: /s/ Frank H. Boykin
                                                                                             FRANK H. BOYKIN, Chief Financial Officer
                                                                                            (principal financial officer)

