Form 10-K
MOHAWK INDUSTRIES INC
filed 2006-03-16
CIK 851968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
[Mark One]
[X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ x ]     No [   ]

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act Yes [   ]     No [ x ]

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ]     No [   ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.  Large accelerated filer [ x ]     Accelerated filer [   ]   Non-accelerated filer [   ]

      Indicate by check whether the Registrant is a shell company (as defined by Rule 12b-2 of the Act).
Yes [  ]     No [ x  ]

      The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant (41,675,793 shares) on July 2, 2005 (the last business day of the Registrant's most recently completed fiscal second quarter) was $3,425,750,185. The aggregate market value was computed by reference to the closing price of the Common Stock on such date.

      Number of shares of Common Stock outstanding as of March 14, 2006: 67,621,254 shares of Common Stock, $.01 par value.

                                               DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the definitive Proxy Statement for the 2006 Annual Meeting of Stockholders-Part III.

PART I

Item 1. Business

General

      Mohawk Industries, Inc., ("Mohawk" or the "Company"), a term which includes the Company and its subsidiaries, including its primary operating subsidiaries, Mohawk Carpet Corporation, Aladdin Manufacturing Corporation, Dal-Tile International Inc. and Unilin Flooring BVBA, Unilin Holding Inc., and their subsidiaries (the Unilin Group), is a leading producer of floor covering products for residential and commercial applications in the United States and Europe. The Company is the second largest carpet and rug manufacturer and one of the largest manufacturers, marketers and distributors of ceramic tile and natural stone in the United States as well as a leading producer of laminate flooring in the United States and Europe. The Company had annual net sales in 2005 in excess of $6.6 billion. Approximately 98% of this amount was generated by sales in North America and 2% was generated by sales outside North America. Selected financial information for the Mohawk, Dal-Tile, and Unilin segments is set forth in Note 16 to the Consolidated Financial Statements.

     The Mohawk segment designs, manufactures, sources, distributes and markets its floor covering product lines, which include carpet, rug, carpet pad, ceramic tile, laminate, hardwood and resilient, in a broad range of colors, textures and patterns for residential and commercial applications in both new construction and remodeling. The Mohawk segment markets and distributes its carpets and rugs under its soft surface floor covering brands and ceramic tile, laminate, hardwood and resilient under its hard surface floor covering brands. The Mohawk segment positions its products in all price ranges and emphasizes quality, style, performance and service. The Mohawk segment is widely recognized through its premier brand names, which include "Mohawk®," "Aladdin®," "Mohawk Home®," "Bigelow®," "Custom Weave®," "Durkan®," "Helios®," "Horizon®," "Karastan®," "Lees®," "MeritTM ," "Ralph Lauren®" and "WundaWeve®." The Mohawk segment markets and distributes soft and hard surface products through over 30,000 customers, which include independent floor covering retailers, home centers, mass merchandisers, department stores, commercial dealers and commercial end users. Some products are also marketed through private labeling programs. The Mohawk segment's soft surface operations are vertically integrated from the extrusion of resin to the manufacture and shipment of finished carpets and rugs.

      The Dal-Tile segment designs, manufactures, sources, distributes and markets a broad line of ceramic tile, porcelain tile, natural stone and other products used in the residential and commercial markets for both new construction and remodeling. Most of the Dal-Tile segment's ceramic tile products are marketed under the "Dal-Tile®" and "American Olean®" brand names and sold through independent distributors, home center retailers, tile and flooring retailers and contractors. The Dal-Tile segment operations are vertically integrated from the production of raw material for body and glaze preparation to the manufacturing and distribution of ceramic and porcelain tile.

      On October 31, 2005, the Company acquired all the outstanding shares of Unilin Holding NV (the "Unilin Acquisition").  The total purchase price for acquiring Unilin, net of cash, was approximately Euro 2.2 billion (approximately $2.6 billion).  The results of operations for the Unilin business have been included with the Unilin segment results and in the Company's consolidated financial statements since that date. The primary reason for the acquisition was to expand the Company's presence in the laminate flooring market. The Unilin segment, which is headquartered in Belgium, is a leading manufacturer, distributor and marketer of laminate flooring in Europe and the United States. Unilin is one of the leaders in laminate flooring technology, having commercialized direct pressure laminate, or DPL, a technology used in a majority of laminates today, and has developed the patented UNICLIC® glueless installation system and a variety of other new technologies, such as beveled edges, multiple length planks and new surface technologies. Unilin is the only vertically-integrated laminate flooring manufacturer in the United States producing both laminate flooring and related high density fiberboard. Unilin sells its laminate flooring products under the Quick-Step® brand through independent distributors and specialty stores in Europe and the United States, as well as through traditional retailers in France, Belgium and the Netherlands and, in some circumstances, under private label names. Unilin also produces insulated roofing and other wood-based panels.

Industry

      The United States floor covering industry has grown from $12.4 billion in sales in 1992 to $22.8 billion in 2004. In 2004, the primary categories of the United States floor covering industry were carpet and rug (62%), ceramic tile (13%), hardwood (10%), resilient and rubber (9%), and laminate (6%). Each of these categories has been positively impacted by:

•            increases in average selling price per square foot;

•            increases in the residential builder and homeowner remodeling markets;

•            growth in housing starts and housing resales;

•            increases in average house size; and

•            increases in home ownership.

     Compound average growth rates for all categories, except the resilient and rubber category, for the period from 1999 through 2004 have met or exceeded the growth rates (measured in sales dollars) for the gross domestic product of the United States over the same period.  Ceramic tile, laminate and hardwood continued to exceed the growth rate for housing starts over the same period. During this period, the compound average growth rate was 3.0% for carpets and rugs, 7.0% for ceramic tile, 0.6% for resilient and rubber, 17.4% for laminate and 9.4% for hardwood.

      According to the most recent figures available from the United States Department of Commerce, worldwide carpet and rug sales volume of American manufacturers and their domestic divisions was approximately 2.3 billion square yards in 2004. This volume represents a market in excess of $14 billion. The overall level of sales in the floor covering industry is influenced by a number of factors, including consumer confidence, spending for durable goods, interest rates, turnover in housing, the condition of the residential and commercial construction industries and the overall strength of the economy.

      Broadloom carpet, defined as carpet over six feet by nine feet in size, has two primary markets, residential and commercial, with the residential market making up approximately 76% of industry amounts shipped in 2004 and the commercial market comprising approximately 24%. An estimated 49% of industry shipments are made in response to replacement demand, which usually involves exact yardage, or "cut order," shipments that typically provide higher profit margins than sales of carpet sold in full rolls. Because the replacement business generally involves higher quality carpet cut to order by the manufacturer, rather than the dealer, this business tends to be more profitable for manufacturers than the new construction business.

      The United States ceramic tile industry shipped 3.1 billion square feet, or $2.9 billion, in 2004. Sales in the ceramic tile industry are influenced by the same factors that influence the carpet industry, including consumer confidence, spending for durable goods, interest rates, turnover in housing, the condition of the residential and commercial construction industries and the overall strength of the economy.

     The ceramic tile industry's two primary markets, residential applications and commercial applications, represent 69.8% and 28.8% of the industry total, respectively. Of the total residential market, 61% of the dollar values of shipments are for new construction.

     In 2004, the United States laminate industry shipped 1.1 billion square feet, representing a market of approximately $1.4 billion, and the European laminate industry shipped 5.2 billion square feet. In 2003, the laminate industry accounted for approximately 10% of the European floor covering markets. Sales in the laminate industry are influenced by the same factors that influence the carpet industry, including consumer confidence, spending for durable goods, interest rates, turnover in housing, the condition of the residential and commercial construction industries and the overall strength of the economy.

Sales and Distribution

      Mohawk Segment

      Through its Mohawk segment, the Company designs, manufactures and markets hundreds of styles of carpet and rugs in a broad range of colors, textures and patterns. In addition, the Mohawk segment markets and distributes ceramic tile, laminate, carpet pad, hardwood and resilient floor covering. The Mohawk segment positions product lines in all price ranges and emphasizes quality, style, performance and service. The Mohawk segment markets and distributes its soft and hard surface product lines to  over 30,000 customers, which include independent floor covering retailers, home centers, mass merchandisers, department stores, commercial dealers and commercial end users. Some products are also marketed through private labeling programs. Sales to residential customers represent a significant portion of the total industry and the majority of the Company's carpet and rug sales.

      The Company has positioned its premier residential carpet and rug brand names across all price ranges. "Mohawk®," "Custom Weave®," "WundaWeve®," "Horizon®," "Helios®" and "Karastan®" are positioned to sell primarily in the medium-to-high retail price channels in the residential broadloom market. These lines have substantial brand name recognition among carpet dealers and retailers, with the "Karastan®" and "Mohawk®" brands having the highest consumer recognition in the industry. "Karastan®" is the leader in the exclusive high-end market. The "Aladdin®" and "Mohawk Home®" brand names compete primarily in the value retail price channel. The Company markets its hard surface product lines, which include "Mohawk Ceramic®", "Mohawk Hardwood®", "Mohawk Resilient®" and "Mohawk Laminate®" across all price ranges. In addition, the Company markets its decorative throws and pillows, woven bedspreads, textile wall hangings and blankets primarily through the retail channel.

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

     The commercial customer base is divided into several channels: corporate office space, educational institutions, hospitality facilities, retail space and health care facilities. In addition, the Company produces and sells carpet for the federal government and other niche businesses. Different purchase decision makers and decision-making processes exist for each channel.

     The Company's sales forces are generally organized based on product type and sales channels in order to best serve each type of customer. A hub-and-spoke distribution network accomplishes the product distribution on a regional level. In this system, trucks generally deliver product from manufacturing and central distribution centers to regional and satellite warehouses. From there, it is shipped to retailers or to local distribution warehouses, then to retailers.

      Dal-Tile Segment

      The Dal-Tile segment designs, manufactures and markets a broad line of ceramic tile, porcelain tile and natural stone products. Products are distributed through separate distribution channels consisting of retailers, contractors, commercial users, independent distributors and home centers. The business is organized to address the specific customer needs of each distribution channel, and dedicated sales forces support the various channels.

      The Company has six regional distribution centers in the Dal-Tile operations. These centers help deliver high-quality customer service by focusing on shorter lead times, increased order fill rates and improved on-time deliveries to customers. These distribution centers also enhance the ability to plan and schedule production and manage inventory requirements.

     A network of approximately 250 sales service centers located in the United States, Canada and Puerto Rico distributes primarily the "Dal-Tile®" brand product, serving customers in all 50 states and portions of Canada and Puerto Rico. The service centers provide distribution points for both customer pick-up and delivery and include showrooms to assist customers with product selection.

     The Company serves as a "one-stop" source that provides customers with one of the ceramic tile industry's broadest product lines-a complete selection of glazed floor tile, glazed wall tile, glazed and unglazed ceramic mosaic tile, porcelain tile, quarry tile and stone products, as well as allied products. In addition to products manufactured by the Company's ceramic tile business, the Company also purchases products from other manufacturers to enhance its product offering.

     The independent distributor channel offers a distinct product line under the "American Olean®" brand. Currently, the "American Olean®" brand is distributed through approximately 200 independent distributor locations that service a variety of residential and commercial customers. The Company is focused on increasing its presence in the independent distributor channel, particularly in tile products that are most commonly used in flooring applications.

     The Company believes that it has two of the leading brand names in the U.S. ceramic tile industry-"Dal-Tile®" and "American Olean®".  The "Dal-Tile®" and "American Olean®" brand names date back over fifty and seventy-five years, respectively and are well recognized in the industry.

     The Company's sales service centers primarily distribute the "Dal-Tile®" brand, with a fully integrated marketing program, emphasizing a focus on quality and fashion. The broad product offering satisfies the needs of its residential, commercial and builder customers. The "American Olean®" brand consists of a full product offering and is distributed primarily through independent distributors. Both of these brands are supported by a fully integrated marketing program, displays, merchandising (sample boards, chip chests), literature/catalogs and an Internet website.

      Unilin Segment

     The Unilin segment's laminate flooring products are distributed through separate distribution channels consisting of retailers, contractors, commercial users, independent distributors and home centers. The business is organized to address the specific customer needs of each distribution channel.

     In the United States, the Unilin operations have three regional distribution centers. These distribution centers help deliver high-quality customer service and also enhance the Company's ability to plan and schedule production and manage inventory requirements.

     In Europe, the Unilin operations distribute products directly from its manufacturing facilities. This integration with its manufacturing sites allows for quick responses to customer needs and low inventory levels.

     In the Unilin business, the Company markets and sells laminate flooring products under the "Quick-Step®" brand, which the Company believes is one of the leading brand names in the U.S. and European laminate industry.

Advertising and Promotion

      The Company promotes its brands through national advertising in both television and print media as well as in the form of cooperative advertising, point-of-sale displays, advertising and sponsorship of a cycling team, and marketing literature provided to assist in marketing various flooring styles. The Company also continues to rely on the substantial brand name recognition of its product lines. The cost of producing display samples, a significant promotional expense, is partially offset by sales of samples and support from suppliers in the carpet and rug business.

Manufacturing and Operations

       Mohawk Segment

      The Company's manufacturing operations are vertically integrated and include the extrusion of resin and post-consumer plastics into polypropylene, polyester and nylon fiber, yarn processing, tufting, weaving, dyeing, coating and finishing. Capital expenditures are primarily focused on increasing capacity, improving productivity and reducing costs. Over the past three years, the Company has incurred capital expenditures that have helped increase manufacturing efficiency and capacity and improve overall cost competitiveness.

      Dal-Tile Segment

     Over the past three years, the Dal-Tile segment has invested in capital expenditures, principally in new plant and state-of-the-art equipment to increase manufacturing capacity, improve efficiency and develop new capabilities.

      The Company believes that its manufacturing organization offers competitive advantages due to its ability to manufacture a differentiated product line consisting of one of the industry's broadest product offerings of colors, textures and finishes, as well as the industry's largest offering of trim and angle pieces and its ability to utilize the industry's newest technology.

      Unilin Segment

     The Company's laminate flooring manufacturing operations are vertically integrated, both in the United States and in Europe, and include high-density fiberboard ("HDF") production, short-cycle pressing, cutting and milling. The European operations also include resin production. Unilin has state-of-the-art equipment that results in competitive manufacturing in terms of cost and flexibility. Most of the equipment for the production of laminate flooring in Belgium and North Carolina is relatively new. The Company's laminate flooring plant in North Carolina is one of the largest in the United States. In addition, Unilin is the only fully integrated laminate manufacturer in the United States with its own "HDF" production facility.

     The manufacturing facilities for other activities in the Unilin business (insulated roofing and other wood-based panels) are all configured for cost-efficient manufacturing and production flexibility and are competitive in the European market.

Raw Materials and Suppliers

      Mohawk Segment

      The principal raw materials the carpet and rug business uses are nylon, polypropylene, polyester and wool resins and fibers; synthetic backing materials; latex and various dyes and chemicals. Major raw materials used in the Company's manufacturing process are available from independent sources and the Company obtains all of its externally purchased nylon fibers principally from two major suppliers: Invista Inc., and Solutia, Inc.  Although temporary disruptions of supply of carpet raw materials have been experienced as a result of recent hurricanes, the carpet and rug business has not experienced significant shortages of raw materials in recent years. The Company believes that there is an adequate supply of all grades of resin and fiber, which are readily available.

      Dal-Tile Segment

     In the ceramic tile business, the Company manufactures tile primarily from clay, talc, nepheline syenite and glazes. The Company has entered into a long-term supply agreement for most of its talc requirements.

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

     The Company has two suppliers for its nepheline syenite requirements. If these suppliers were unable to satisfy the requirements, the Company believes that alternative supply arrangements would be available.

     Glazes are used on a significant percentage of manufactured tile. Glazes consist of frit (ground glass), zircon, stains and other materials, with frit being the largest ingredient. The Company manufactures approximately 45% of its frit requirements.

 Unilin Segment

     The principal raw materials used in producing boards and laminate flooring are wood, paper and resin.

     Wood supply is a very fragmented market in Europe. The Company has long-standing relationships with approximately 25 suppliers. These suppliers provide a wide variety of wood species, varying from fresh round wood to several kinds of by-products of sawmills and used wood recycled specifically for chipboard production, giving the Company a cost-effective and secure supply of raw material.

     In the United States, the Company has a long-term contract with a strategic partner that supplies approximately 90% of its total needs for wood on a vendor-managed inventory program.

     Major manufacturers supply the papers required in the laminate flooring business in both Europe and the United States. The Company does more than 90% of the paper impregnation internally in its laminate flooring facilities in Europe and the United States. In Europe, the resins for paper impregnation are manufactured by the Company, which permits greater control over the laminate flooring manufacturing process, enabling the Company to produce higher-quality products.

     The Company buys the balance of its resin requirements from a number of companies. The Company believes there are ample sources of supply. All the plants of the Company are located within a distance of about 100 miles to the chemical plants manufacturing those types of resins used in its laminate products.

Competition

     The principal methods of competition within the floor covering industry generally are service,  style, quality, price and, to a certain extent, product innovation and technology. In each of the markets other than laminate flooring, price competition and market coverage are particularly important because there is limited differentiation among competing product lines. In the laminate flooring market, the Company believes it has a competitive advantage as a result of Unilin's high-end products and patented technologies, which allows the Company to distinguish its laminate flooring products in the areas of finish, quality, installation and assembly. In the Mohawk and Dal-Tile segments, the recent investments in modernized advanced manufacturing and data processing equipment, the extensive diversity of equipment that has been invested, as well as the Company's marketing strategy and distribution system contribute to its ability to compete primarily on the basis of performance, quality, style and service, rather than just price. The carpet and rug industry has experienced substantial consolidation in recent years, and the Company is one of the largest carpet and rug manufacturers in the world. While the ceramic tile industry is more fragmented, the Company believes it is substantially larger than the next largest competitor and that it is the only significant manufacturer with its own North American distribution system. The laminate flooring industry has a number of significant competitors more than either the carpet and rug industry or the ceramic tile industry. The Company faces competition in the laminate flooring market from a large number of domestic and foreign manufacturers.

     Mohawk Segment

     The carpet and rug industry is highly competitive. Based on industry publications, the top 20 North American carpet and rug manufacturers (including their American and foreign divisions) in 2004 had worldwide sales in excess of $12.5 billion, and in 1998 the top 20 manufacturers had sales in excess of $9.6 billion. In 2004, the top five manufacturers had worldwide sales in excess of $10.0 billion. The Company believes it is the second largest producer of carpets and rugs (in terms of sales volume) in the world based on its 2004 sales.

     Dal-Tile Segment

     The Company estimates that over 100 tile manufacturers, more than half of which are based outside the United States, compete for sales of ceramic tile to customers located in the United States. Although the U.S. ceramic tile industry is highly fragmented at both the manufacturing and distribution levels, the Company believes it is one of the largest manufacturers, distributors and marketers of ceramic tile in the United States and the world.

     Unilin Segment

     Laminate flooring is the fastest growing product in the floor covering industry and is produced by more than 130 industrial manufacturers in 25 countries. The Company believes it is one of the largest manufacturers, distributors and marketers of laminate flooring in the world, with a focus on high-end products. The Company is also the only vertically-integrated laminate flooring manufacturer in the United States producing both high density fiberboard and laminate flooring.

Patents and Trademarks

     Intellectual property is important to the Company's business, and the Company relies on a combination of patent, copyright, trademark and trade secret laws to protect its interests.

     The Company uses several trademarks that it considers important in the marketing of its products, including "Aladdin®," "American Olean®," "Bigelow®," "Custom Weave®," "Dal-Tile®," "Durkan®," "Helios®," "Horizon®," "Karastan®," "Lees®," "Mohawk®," "Mohawk Home,™" "PERSPECTIVE, ®" "Portico, ®" "Quick-Step®," "UNICLIC®," "UNILIN®," and "WundaWeve®."

     Unilin owns a number of patent families, totaling approximately 150 patents and applications in Europe and the United States. The most important of these patent families is the UNICLIC® family, which protects Unilin's interlocking laminate flooring panel technology. The patents in the UNICLIC® family are not expected to expire until at least 2017.

Sales Terms and Major Customers

     The Company's sales terms are the same as those generally available throughout the industry. The Company generally permits its customers to return carpet, rug, ceramic tile, and laminate flooring purchased from it within specified time periods from the date of sale, if the customer is not satisfied with the quality of the product.

     During 2005, no single customer accounted for more than 10% of total net sales, and the top ten customers accounted for less than 15% of the Company's sales. The Company believes the loss of one or a few major customers would not have a material adverse effect on its business.

Employees

     As of March 10, 2006, the Company employed approximately 37,700 persons. Approximately 460  United States employees, approximately 3,500 Mexico employees, and the majority of European manufacturing employees are members of unions. Other than with respect to these employees, the Company is not a party to any collective bargaining agreements. Additionally, the Company has not experienced any strikes or work stoppages in the United States or Mexico for over 20 years. The Company believes that its relations with its employees are good.

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

Item 1a. Risk Factors

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

The floor covering industry is sensitive to changes in general economic conditions, such as consumer confidence and income, corporate and government spending, interest rate levels and demand for housing. A prolonged decline in spending for replacement floor covering products or new construction activity could have a material adverse effect on the Company's business.

      The floor covering industry in which the Company participates is highly dependent on general economic conditions, such as consumer confidence and income, corporate and government spending and interest rate levels. The Company derives a majority of the Company's sales from the replacement segment of the market. Therefore, economic changes that result in a prolonged decline in spending for remodeling and replacement activities could have a material adverse effect on the Company's business and results of operations.

      The floor covering industry is highly dependent on construction activity, including new construction, which is cyclical in nature. Although the impact of a decline in new construction activity is typically accompanied by an increase in remodeling and replacement activity, a prolonged decline in residential or commercial construction activity could have a material adverse effect on the Company's business and results of operations.

      The construction industry has experienced significant downturns in the past, which have adversely affected suppliers to the industry. The industry could experience similar downturns in the future, which could have a negative impact on the Company's business.

The Company may be unable to pass increases in the costs of raw materials and fuel-related costs on to its customers, which could have a material adverse effect on the Company's profitability.

      The prices of raw materials and fuel-related costs vary with market conditions. As a result of recent hurricanes and other general economic factors, the Company's costs of carpet raw materials and fuel-related costs are currently higher than historical averages and may remain so indefinitely. Although the Company generally attempts to pass on increases in the costs of raw materials and fuel-related costs to its customers, the Company's ability to do so is dependent upon the rate and magnitude of any increase, competitive pressures and market conditions for the Company's products. There have been in the past, and may be in the future, periods of time during which increases in these costs cannot be recovered. During such periods of time, the Company's profitability may be materially adversely affected.

The Company faces intense competition in the industry, which could decrease demand for the Company's products or force it to lower prices, which could have a material adverse effect on the Company's profitability.

      The floor covering industry is highly competitive. The Company faces competition from a number of manufacturers and independent distributors. Some of the Company's competitors are larger and have greater resources and access to capital than the Company does. Maintaining the Company's competitive position may require substantial investments in the Company's product development efforts, manufacturing facilities, distribution network and sales and marketing activities. Competitive pressures may also result in decreased demand for the Company's products or force the Company to lower prices. Any of these factors could have a material adverse effect on the Company's business.

The Company may not be able to successfully integrate Unilin or other acquisitions that the Company may make in the future.

      The process of combining the businesses of Unilin with the Company's existing businesses involves risks. The Company will face challenges in consolidating functions, integrating the Company's organizations, procedures, operations and product lines in a timely and efficient manner and retaining key personnel. These challenges will result principally because the two companies currently maintain executive offices in different locations;

  manufacture and sell different types of products through different distribution channels;

  conduct business from various locations;

  maintain different operating systems and software on different computer hardware; and

  have different employment and compensation arrangements for their employees.

      In addition, the majority of Unilin's operating facilities are located in Europe, where the Company has not previously operated a manufacturing facility. As a result, the integration will be complex and will require additional attention from members of management. The diversion of management attention and any difficulties encountered in the transition and integration process could have a material adverse effect on the Company's revenues, level of expenses and operating results. The Company may face similar challenges in combining the Company's businesses with any other businesses that the Company acquires in the future.

      Failure to successfully manage and integrate Unilin with the Company's existing operations could lead to the potential loss of customers of the acquired business, the potential loss of employees who may be vital to the new operations, the potential loss of business opportunities or other adverse consequences that could affect the Company's financial condition and results of operations. Even if integration occurs successfully, failure of the Unilin Acquisition or any future acquisition to achieve levels of anticipated sales growth, profitability or productivity or otherwise not perform as expected, may adversely impact the Company's financial condition and results of operations. The Company has incurred, and will continue to incur, certain liabilities and expenses in connection with the Unilin Acquisition or any future acquisitions.

The Company has not yet completed the testing of the adequacy of Unilin's internal control over financial reporting, and it is possible that the Company's testing or that of the Company's independent auditors in connection with the audit of the Company's financial results for the year ended December 31, 2006, will reveal material weaknesses in Unilin's internal control over financial reporting.

      As part of the integration of Unilin, the Company is in the process of documenting and testing of the Unilin's internal control over financial reporting to allow management and the Company's independent registered public accounting firm to report in 2006 on the effectiveness of the internal control over financial reporting as it pertains to Unilin's operations. The adequacy of Unilin's internal control over financial reporting has not previously been attested to by any independent accounting firm, as no such attestation was required by virtue of Unilin's status as a foreign, privately-held company. The Company anticipates completing the testing of Unilin's internal control over financial reporting by the end of 2006. The Company's testing, or the subsequent testing by the Company's independent registered public accounting firm, may reveal deficiencies in the Company's internal control over financial reporting. In that event, the Company's management may not be able to report that the Company's internal control over financial reporting is effective, and the Company's auditors will not be able to express an opinion on the Company's internal control over financial reporting, which could have a material adverse effect on the Company's business.

A failure to identify suitable acquisition candidates and to complete acquisitions could have a material adverse effect on the Company's business.

      As part of the Company's business strategy, the Company intends to continue to pursue acquisitions of complementary businesses. Although the Company regularly evaluates acquisition opportunities, the Company may not be able successfully to identify suitable acquisition candidates; to obtain sufficient financing on acceptable terms to fund acquisitions; to complete acquisitions; or to manage profitably acquired businesses.

The Company may be unable to obtain raw materials on a timely basis, which could have a material adverse effect on the Company's business.

      The principal raw materials used in the Company's manufacturing operations include nylon, polyester and polypropylene resins and fibers and carpet backings, which are used primarily in the Company's carpet and rugs business; talc, clay, nepheline syenite and various glazes, including frit (ground glass), zircon and stains, which are used exclusively in the Company's ceramic tile business; wood, paper, and resins which are used primarily in the Company's laminate flooring business; and other materials. An extended interruption in the supply of these or other raw materials used in the Company's business or in the supply of suitable substitute materials would disrupt the Company's operations, which could have a material adverse effect on the Company's business.

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

      The nature of the Company's operations, including the potential discovery of presently unknown environmental conditions, exposes it to the risk of claims under environmental, health and safety laws and regulations. The Company could incur material costs or liabilities in connection with such claims.

Changes in international trade laws and in the business, political and regulatory environment in Mexico and Europe could have a material adverse effect on the Company's business.

      The Company's Monterrey, Mexico manufacturing facility and the Company's manufacturing facilities in Europe represent a significant portion of the Company's total manufacturing capacity for ceramic tile and laminate flooring, respectively.  In addition, as a result of the Unilin Acquisition, the Company now has more significant general operations abroad, particularly in Europe. Accordingly, an event that has a material adverse impact on the Company's Mexican operations could have a material adverse effect on the Company's tile operations as a whole.  Similarly, an event that has a material adverse impact on the Company's European operations could have a material adverse effect on the Company's laminate flooring operations, as a whole.  The business, regulatory and political environments in Mexico and in Europe differ from those in the United States, and the Company's Mexican and European operations are exposed to legal, currency, tax, political, and economic risks specific to the countries in which they occur, particularly with respect to labor regulations, which tend to be more stringent in Europe and, to a lesser extent, Mexico.  The Company cannot assure investors that the Company will succeed in developing and implementing policies and strategies to counter the foregoing factors effectively in each location where the Company does business and therefore that the foregoing factors will not have a material adverse effect on the Company's operations or upon the Company's financial condition and results of operations.

The Company could face increased competition as a result of the General Agreement on Tariffs and Trade ("GATT") and the North American Free Trade Agreement ("NAFTA").

      The Company is uncertain what effect reduced import duties under GATT may have on the Company's operations, although these reduced rates may stimulate additional competition from manufacturers that export ceramic tile to the United States.

      Although NAFTA lowers the tariffs imposed on the Company's ceramic tile manufactured in Mexico and sold in the United States and will eliminate such tariffs entirely on January 1, 2008, it may also stimulate competition in the United States and Canada from manufacturers located in Mexico.

Fluctuations in currency exchange rates may impact the Company's financial condition and results of operations and may affect the comparability of results between the Company's financial periods.

      The results of the Company's foreign subsidiaries reported in the local currency are translated into U.S. dollars for balance sheet accounts using exchange rates in effect at the balance sheet date and for the statement of earnings accounts using the Company's weighted average rates during the period.  The exchange rates between some of these currencies and the U.S. dollar in recent years have fluctuated significantly and may continue to do so in the future. Although the Company has not yet experienced material losses due to foreign currency fluctuation, the Company may not be able to manage effectively the Company's currency translation risks, and volatility in currency exchange rates may have a material adverse effect on the carrying value of the Company's debt and results of operations and affect comparability of the Company's results between financial periods.

If the Company is unable to protect the Company's intellectual property rights, particularly with respect to the Company's patented laminate flooring technology and the Company's registered trademarks, the Company's business and prospects could be harmed.

      The future success and competitive position of certain of the Company's businesses, particularly the Company's laminate flooring business, depend in part upon the Company's ability to obtain and maintain proprietary technology used in the Company's principal product families. The Company relies, in part, on the patent, trade secret and trademark laws of the United States and countries in Europe, as well as confidentiality agreements with some of the Company's employees, to protect that technology.

      The Company has obtained a number of patents relating to the Company's products and associated methods and has filed applications for additional patents, including the UNICLIC® family of patents, which protects Unilin's interlocking laminate flooring panel technology. The Company cannot assure investors that any patents owned by or issued to it will provide the Company with competitive advantages, that third parties will not challenge these patents, or that the Company's pending patent applications will be approved. In addition, patent filings by third parties, whether made before or after the date of the Company's filings, could render the Company's intellectual property less valuable.

      Furthermore, despite the Company's efforts, the Company may be unable to prevent competitors and/or third parties from using the Company's technology without the Company's authorization, independently developing technology that is similar to that of the Company or designing around the Company's patents. The use of the Company's technology or similar technology by others could reduce or eliminate any competitive advantage the Company has developed, cause us to lose sales or otherwise harm the Company's business. In addition, if the Company does not obtain sufficient protection for the Company's intellectual property, the Company's competitiveness in the markets it serves could be significantly impaired, which would limit the Company's growth and future revenue.

      The Company has obtained and applied for numerous U.S. and foreign service marks and trademark registrations and will continue to evaluate the registration of additional service marks and trademarks, as appropriate. The Company cannot guarantee that any of the Company's pending or future applications will be approved by the applicable governmental authorities. Moreover, even if such applications are approved, third parties may seek to oppose or otherwise challenge the registrations. A failure to obtain trademark registrations in the United States and in other countries could limit the Company's ability to protect the Company's trademarks and impede the Company's marketing efforts in those jurisdictions.

      The Company requires third parties with access to the Company's trade secrets to agree to keep such information confidential. While such measures are intended to protect the Company's trade secrets, there can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach or that the Company's confidential and proprietary information and technology will not be independently developed by or become otherwise known to third parties. In any of these circumstances, the Company's competitiveness could be significantly impaired, which would limit the Company's growth and future revenue.

Companies may claim that the Company infringed their intellectual property or proprietary rights, which could cause it to incur significant expenses or prevent it from selling the Company's products.

      The Company has in the past had companies claim that certain technologies incorporated in the Company's products infringe their patent rights. There can be no assurance that the Company will not receive notices in the future from parties asserting that the Company's products infringe, or may infringe, those parties' intellectual property rights. The Company cannot be certain that the Company's products do not and will not infringe issued patents or other intellectual property rights of others. Historically, patent applications in the United States and some foreign countries have not been publicly disclosed until the patent is issued (or, in some recent cases, until 18 months following submission), and the Company may not be aware of currently filed patent applications that relate to the Company's products or processes. If patents are later issued on these applications, the Company may be liable for infringement.

      Furthermore, the Company may initiate claims or litigation against parties for infringement of the Company's proprietary rights or to establish the invalidity, noninfringement, or unenforceability of the proprietary rights of others. Likewise, the Company may have similar claims brought against it by competitors. Litigation, either as plaintiff or defendant, could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel from operations, whether or not such litigation is resolved in the Company's favor. In the event of an adverse ruling in any such litigation, the Company might be required to pay substantial damages (including punitive damages and attorneys fees), discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to infringing technology. There can be no assurance that licenses to disputed technology or intellectual property rights would be available on reasonable commercial terms, if at all. In the event of a successful claim against the Company along with failure to develop or license a substitute technology, the Company's business, financial condition and results of operations would be materially and adversely affected.

Forward-Looking Information

      Certain of the statements in this Annual Report on Form 10-K, particularly those anticipating future performance, business prospects, growth and operating strategies, proposed acquisitions, and similar matters, and those that include the words "believes," "anticipates," "forecast," "estimates" or similar expressions constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.  For those statements, Mohawk claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. There can be no assurance that the forward-looking statements will be accurate because they are based on many assumptions, which involve risks and uncertainties. The following important factors could cause future results to differ: changes in industry conditions; competition; raw material prices; energy costs; timing and level of capital expenditures; integration of acquisitions; introduction of new products; rationalization of operations; litigation; and other risks identified in Mohawk's SEC reports and public announcements.

Item 1b. Unresolved Staff Comments

       None

Item 2. Properties

       The Company owns a 47,500 square foot headquarters office in Calhoun, Georgia on an eight-acre site. The Company also owns a 2,089,000 square foot manufacturing facility located in Dalton, Georgia, used by the Mohawk segment, a 1,773,145 square foot manufacturing facility located in Monterey, Mexico used by the Dal-Tile segment and a 1,128,535 square foot manufacturing facility located in Wielsbeke, Belgium used by the Unilin segment. The following table summarizes the Company's facilities both owned and leased for each segment in square feet:

	Mohawk Segment		Dal-Tile Segment		Unilin Segment
Primary Purpose	Owned	Leased	Owned	Leased	Owned	Leased
Manufacturing	20,059,803	685,338	4,589,135	22,000	6,676,517	831,600
Selling and Distribution	4,174,479	5,996,943	152,811	6,961,621	-	-
Other	910,548	-	321,312	36,000	-	-
Total	25,144,830	6,682,281	5,063,258	7,019,621	6,676,517	831,600

          The Company's properties are in good condition and adequate for its requirements. The Company believes its principal plants are generally adequate to meet its production plans pursuant to the Company's long-term sales goals. In the ordinary course of business, the Company monitors the condition of its facilities to ensure that they remain adequate to meet long-term sales goals and production plans.

 Item 3. Legal Proceedings

      The Company is involved in litigation from time to time in the regular course of its business. Except as noted below or under the section "-Environmental Matters," there are no material legal proceedings pending or known by the Company to be contemplated to which the Company is a party or to which any of its property is subject.

      In Shirley Williams, et al vs. Mohawk Industries, Inc., four plaintiffs filed a purported class action lawsuit in January 2004, in the United States District Court for the Northern District of Georgia, alleging that they are former and current employees of the Company and that the actions and conduct of the Company, including the employment of persons who are not permitted to work in this country, have damaged them and the other members of the purported class by suppressing the wages of the Company's hourly employees in Georgia. The plaintiffs seek a variety of relief, including (a) treble damages; (b) return of any allegedly unlawful profits; and (c) attorney's fees and costs of litigation. In February 2004, the Company filed a Motion to Dismiss the Complaint, which was denied by the Northern District in April 2004. The Company then sought and obtained permission to file an immediate appeal of the Northern District's decision to the United States Court of Appeals for the 11th Circuit. In June 2005, the 11th Circuit reversed in part and affirmed in part the lower court's decision (Williams v. Mohawk Industries, Inc., 411 F.3d 1252 (11th Cir. 2005)). In June 2005, the Company filed a motion requesting review by the full 11th Circuit, which was denied in August 2005. In October 2005, the Company filed a petition for certiorari with the United States Supreme Court, which petition was granted in December of 2005. The Company believes it has meritorious defenses and intends to continue vigorously defending itself against this action.

      The Company believes that adequate provisions have been made for all pending litigation for probable losses with respect to the resolution of all claims and pending litigation and that the ultimate outcome of these actions will not have a material adverse effect on its financial condition but could have a material effect on its results of operations in a given quarter or annual period.

Environmental Matters

      The Company is subject to various federal, state, local and foreign environmental health and safety laws and regulations, including those governing air emissions, wastewater discharges, the use, storage, treatment and disposal of solid and hazardous materials, and the cleanup of contamination associated therewith.  Because of the nature of the Company's business, the Company has incurred, and will continue to incur, costs relating to compliance with such laws and regulations.  The Company is involved in various proceedings relating to environmental matters and is currently engaged in environmental investigation, remediation and post-closure care programs at certain sites. The Company has provided accruals for such activities that it has determined to be both probable and reasonably estimable. The Company does not expect that the ultimate liability with respect to such activities will have a material adverse effect on its operations, but may have an effect on the results of operations for a given quarter or annual period.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders of the Company during the fourth quarter ended December 31, 2005.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for the Common Stock

      The Company's common stock, $.01 par value per share (the "Common Stock") is quoted on the New York Stock Exchange ("NYSE") under the symbol "MHK."  The table below shows the high and low sales prices per share of the Common Stock as reported on the NYSE Composite Tape, for each fiscal period indicated.

	Mohawk
	Common Stock
	High	Low
2004
First quarter	$85.79	68.77
Second quarter	82.98	68.89
Third quarter	81.60	69.07
Fourth quarter	92.44	74.05

2005
First quarter	$94.72	82.15
Second quarter	89.00	76.54
Third quarter	92.45	76.19
Fourth quarter	89.71	74.55

2006
First quarter (through March 13, 2006)	$90.88	80.05

      As of March 13, 2006, there were approximately 384 holders of record of Common Stock. The Company has not paid or declared any cash dividends on shares of its Common Stock since completing its initial public offering. The Company's policy is to retain all net earnings for the development of its business, and presently, it does not anticipate paying cash dividends on the Common Stock in the foreseeable future. The payment of future cash dividends will be at the sole discretion of the Board of Directors and will depend upon the Company's profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors.

      The Company did not repurchase any of its common stock during the fourth quarter of 2005.

      On October 31, 2005, the Company entered into an agreement to issue 585,549 shares of Common Stock to certain Unilin officers for $81.00 per share, for an aggregate purchase price of $47.4 million. The shares of Common Stock purchased by the Unilin officers, 389,976 of which were issued on November 7, 2005, and 195,573 of which were issued on November 9, 2005, were issued in reliance on the exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended, as a transaction by the issuer not involving a public offering. All of these securities were acquired by the recipients for investment and with no view toward public resale or distribution of the securities without registration. There was not any public solicitation and the issued stock certificates bear restrictive legends.

Item 6. Selected Financial Data

      The following table sets forth the selected financial data of the Company for the periods indicated, which information is derived from the consolidated financial statements of the Company. On March 20, 2002, the Company acquired all the outstanding capital stock of Dal-Tile International Inc. ("Dal-Tile") in exchange for approximately $1,469 million, consisting of approximately 12.9 million shares of the Company's common stock, options to purchase approximately 2.1 million shares of the Company's common stock and $718 million in cash. The acquisition was accounted for using the purchase method of accounting. On November 10, 2003, the Company acquired certain assets and assumed certain liabilities of the Lees Carpet division of Burlington Industries, Inc. ("Lees Carpet") for approximately $350 million in cash. The acquisition was recorded using the purchase method of accounting.  On October 31, 2005 the Company acquired all the outstanding shares of Unilin Holding NV.  The total purchase price of the Unilin Acquisition, net of cash, was approximately Euro .2 billion (approximately $2.6 billion).  The acquisition was recorded using the purchase method of accounting. The consolidated financial statements include the results of all acquisitions from the date of acquisition. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and notes thereto included elsewhere herein.

	At or for the Years Ended December 31,
	2005	2004	2003	2002 (c)	2001
	(In thousands, except per share data)
Statement of earnings data:
Net sales	$6,620,099	5,880,372	4,999,381	4,516,957	3,441,267
Cost of sales (a)	4,896,965	4,259,531	3,605,579	3,247,865	2,583,669
Gross profit	1,723,134	1,620,841	1,393,802	1,269,092	857,598

Selling, general and administrative
expenses	1,095,862	985,251	851,773	747,027	530,441
Operating income	627,272	635,590	542,029	522,065	327,157

Interest expense (b)	66,791	53,392	55,575	68,972	29,787
Other expense (income), net	3,460	4,809	(1,980)	9,464	5,954
	70,251	58,201	53,595	78,436	35,741
Earnings before income taxes	557,021	577,389	488,434	443,629	291,416
Income taxes	198,826	208,767	178,285	159,140	102,824
Net earnings	$358,195	368,622	310,149	284,489	188,592

Basic earnings per share	$5.35	5.53	4.68	4.46	3.60
Weighted-average common shares
outstanding	66,932	66,682	66,251	63,723	52,418
Diluted earnings per share	$5.30	5.46	4.62	4.39	3.55
Weighted-average common and
dilutive potential common shares
outstanding	67,644	67,557	67,121	64,861	53,141

Balance sheet data:
Working capital	$1,228,573	968,923	592,310	640,846	449,361
Total assets	7,991,523	4,403,118	4,163,575	3,596,743	1,768,485
Long-term debt (including
current portion)	3,308,370	891,341	1,012,413	820,427	308,433
Stockholders' equity	3,027,120	2,666,337	2,297,801	1,982,879	948,551

(a)     In 2005, the Company recorded a non-recurring $34,300 (net of tax of $22,300) fair value adjustment  to Unilin's acquired inventory.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      The Company is a leading producer of floor covering products for residential and commercial applications in the United States and Europe with net sales in 2005 in excess of $6.6 billion. The Company is the second largest carpet and rug manufacturer, and a leading manufacturer, marketer and distributor of ceramic tile and natural stone, in the United States and a leading producer of laminate flooring in the United States and Europe.

      The Company has three reporting segments, the Mohawk segment, the Dal-Tile segment and the Unilin segment. The Mohawk segment distributes its product lines, which include carpet, rug, pad, ceramic tile, hardwood, resilient and laminate through its network of approximately 52 regional distribution centers and satellite warehouses using its fleet of company-operated trucks, common carrier or rail transportation. The segment product lines are purchased by independent floor covering retailers, home centers, mass merchandisers, department stores, independent distributors, commercial dealers and commercial end users. The Dal-Tile segment product lines include ceramic tile, porcelain tile and stone products distributed through approximately 250 company-operated sales service centers and regional distribution centers using primarily common carriers and rail transportation. The segment product lines are purchased by tile specialty dealers, tile contractors, floor covering retailers, commercial end users, independent distributors and home centers. The Unilin segment manufactures and markets laminate flooring products which are distributed through separate distribution channels consisting of retailers, contractors, commercial users, independent distributors and home centers. The business is organized to address the specific customer needs of each distribution channel.

      The primary categories of the United States floor covering industry include carpet and rug (62%), ceramic tile (12%), hardwood (10%), resilient and rubber (9%) and laminate (6%). Compound average growth rates for all categories, except the resilient and rubber category, for the period from 1999 through 2004 have met or exceeded the growth rates (measured in sales dollars) for the gross domestic product of the United States over the same period.  Ceramic tile, laminate and hardwood continued to exceed the growth rate for housing starts over the same period. During this period, the compound average growth rate was 3.0% for carpet and rug, 7.0% for ceramic tile, 0.6% for resilient and rubber, 17.4% for laminate and 9.4% for hardwood.

       On October 31, 2005, the Company acquired all the outstanding shares of Unilin Holding NV. The total purchase price of the Unilin Acquisition, net of cash of $167.5 million, was approximately Euro 2.2 billion (approximately $2.6 billion).  The results of operations for the Unilin segment have been included in the Company's consolidated financial statements since that date. The primary reason for the acquisition was to expand the Company's presence in the laminate flooring market.

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

     The Company reported net earnings of $358.2 million or diluted earnings per share ("EPS") of $5.30, compared to net earnings of $368.6 million and $5.46 EPS for 2004. The decrease in EPS resulted from a non-recurring $34.3 million (net of tax of $22.3 million) fair value adjustment applied to Unilin's acquired inventory, continuing raw material and energy cost increases, offset by sales growth and better leveraging of selling, general and administrative costs when compared to the year ended December 31, 2004.

Results of Operations

Following are the results of operations for the last three years:

	For the Years Ended December 31,
	2005		2004		2003
	(In thousands)
Statement of earnings data:
Net sales	$6,620,099	100.0%	5,880,372	100.0%	4,999,381	100.0%
Cost of sales	4,896,965	74.0%	4,259,531	72.4%	3,605,579	72.1%
Gross profit	1,723,134	26.0%	1,620,841	27.6%	1,393,802	27.9%
Selling, general and administrative
expenses	1,095,862	16.6%	985,251	16.8%	851,773	17.0%
Operating income	627,272	9.5%	635,590	10.8%	542,029	10.9%
Interest expense	66,791	1.0%	53,392	0.9%	55,575	1.1%
Other (income) expense, net	3,460	0.1%	4,809	0.1%	(1,980)	0.0%
	70,251	1.1%	58,201	1.0%	53,595	1.1%
Earnings before income taxes	557,021	8.4%	577,389	9.8%	488,434	9.8%
Income taxes	198,826	3.0%	208,767	3.6%	178,285	3.6%
Net earnings.	$358,195	5.4%	368,622	6.3%	310,149	6.2%

Year Ended December 31, 2005, as Compared with Year Ended December 31, 2004

      Net sales for the year ended December 31, 2005, were $6,620.1 million, reflecting an increase of $739.7 million, or approximately 12.6%, over the $5,880.4 million reported for the year ended December 31, 2004. The increased net sales are primarily attributable to price increases and internal sales growth and the Unilin Acquisition. The Mohawk segment recorded net sales of $4,716.7 million in 2005 compared to $4,368.8 million in 2004, representing an increase of $347.9 million or approximately 8.0%. The increase was attributable to price increases and internal growth within the nylon filament and polyester carpets, commercial carpet tile, and hard surface flooring offset by declines in nylon staple and polypropylene carpets and home products. The Dal-Tile segment recorded net sales of $1,734.8 million in 2005, reflecting an increase of $223.3 million or 14.8%, over the $1,511.5 million reported in the year ended December 31, 2004. The increase was mostly attributable to strong internal growth in all product categories with stone and floor tile reflecting the strongest growth.

      Quarterly net sales and the percentage changes in net sales by quarter for 2005 versus 2004 were as follows (dollars in thousands)

	2005	2004	Change
First quarter	$1,493,222	1,389,725	7.4%
Second quarter	1,624,692	1,485,897	9.3
Third quarter	1,697,634	1,529,651	11.0
Fourth quarter	1,804,551	1,475,099	22.3
Total year	$6,620,099	5,880,372	12.6%

      Gross profit was $1,723.1 million (26.0% of net sales) for 2005 and $1,620.8 million (27.6% of net sales) for 2004. The reduction in percentage was primarily attributable to increased raw material costs, energy costs, transportation costs, an increase in the LIFO reserve requirement, a non-recurring fair value adjustment applied to Unilin's acquired inventory, and higher import costs.

      Selling, general and administrative expenses for 2005 were $1,095.9 million (16.6% of net sales) compared to $985.3 million (16.8% of net sales) for 2004. The reduction in percentage was attributable to better leveraging of selling, general and administrative expenses.

      Operating income for 2005 was $627.3 million (9.5% of net sales) compared to $635.6 million (10.8% of net sales) in 2004. Operating income attributable to the Mohawk segment was $381.7 million (8.1% of segment net sales) in 2005 compared to $424.3 million (9.7% of segment net sales) in 2004. The percentage decrease in operating income was attributable to higher raw material costs, energy costs and transportation costs. Operating income attributable to the Dal-Tile segment was $260.2 million (15.0% of segment net sales) in 2005, compared to $219.8 million (14.5% of segment net sales) in 2004. The increase in operating income as a percentage of net sales is primarily attributable to product mix shift and implementing increased pricing to help offset increased raw material, energy, transportation, and higher import costs.

      Interest expense for 2005 was $66.8 million compared to $53.4 million in 2004. The increase in interest expense was attributable to the debt raised to fund the Unilin Acquisition.

      Income tax expense was $198.8 million, or 35.7% of earnings before income taxes for 2005 compared to $208.8 million, or 36.2% of earnings before income taxes for 2004. The improved rate was primarily attributable to the utilization of tax credits and the one-time effect of state tax law changes.

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

      Quarterly net sales and the percentage changes in net sales by quarter for 2004 versus 2003 were as follows (dollars in thousands):

	2004	2003	Change
First quarter	$1,389,725	1,083,422	28.3%
Second quarter	1,485,897	1,245,870	19.3
Third quarter	1,529,651	1,301,547	17.5
Fourth quarter	1,475,099	1,368,542	7.8
Total year	$5,880,372	4,999,381	17.6%

      Sales in the first and fourth quarters of 2004 were impacted by a shift of four days from the fourth to the first quarter when compared to 2003.

      Gross profit was $1,620.8 million (27.6% of net sales) for 2004 and $1,393.8 million (27.9% of net sales) for 2003. The reduction in percentage was primarily attributable to increased raw material costs, energy costs, transportation costs and higher import costs.

      Selling, general and administrative expenses for 2004 were $985.3 million (16.8% of net sales) compared to $851.8 million (17.0% of net sales) for 2003. The reduction in percentage was attributable to better leveraging of selling, general and administrative expenses.

      Operating income for 2004 was $635.6 million (10.8% of net sales) compared to $542.0 million (10.9% of net sales) in 2003. Operating income attributable to the Mohawk segment was $424.3 million (9.7% of segment net sales) in 2004 compared to $364.0 million (9.8% of segment net sales) in 2003. The percentage decrease in operating income was attributable to higher raw material costs, energy costs and transportation costs. Operating income attributable to the Dal-Tile segment was $219.8 million (14.5% of segment net sales) in 2004, compared to $187.2 million (14.8% of segment net sales) in 2003. The decrease in operating income as a percentage of net sales is primarily attributable to higher energy costs, import costs and transportation costs.

      Interest expense for 2004 was $53.4 million compared to $55.6 million in 2003. The decrease in interest expense was attributable to a larger benefit from a fair value adjustment related to an interest rate swap during 2004 when compared to 2003.

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

      Cash flows generated by operations for 2005 were $561.5 million compared to $242.8 million for 2004. The increase was primarily attributable to an increase in accounts payable and accrued expenses, which increased from $623.1 million at the beginning of 2005 to $998.1 million at December 31, 2005.  In addition, inventory turnover increased during 2005. The increases were primarily attributable to sales growth within both the Mohawk and Dal-Tile segments and the Unilin Acquisition.

      Net cash used in investing activities in 2005 was $2.9 billion compared to $121.6 million for 2004. The increase was primarily attributable to the Unilin Acquisition and higher capital expenditures. Capital expenditures were incurred primarily to modernize, add and expand manufacturing and distribution facilities and equipment. Capital expenditures, including $3.0 billion for acquisitions, have totaled $3.5 billion over the past three years. Capital spending during 2005 for the Mohawk, Dal-Tile and Unilin segments combined, excluding acquisitions, is expected to range from $290 million to $310 million, and will be used primarily to purchase equipment and to add manufacturing and distribution capacity.

      Net cash provided by financing activities for 2005 was $2,440.7 million compared to cash provided in 2004 of $121.2 million. The primary reason for the change was an increase in debt levels as a result of the Unilin Acquisition in 2005 when compared to 2004.

      On October 28, 2005, the Company entered into a $1.5 billion 364-day senior, unsecured, bridge term loan facility, which is referred to as the bridge credit facility, and a $1.5 billion five-year, senior, unsecured, revolving credit and term loan facility, which is referred to as the new senior unsecured credit facilities.  The new senior unsecured credit facilities replaced a then-existing credit facility and various uncommitted credit lines.  The Company entered into both the bridge credit facility and the new senior unsecured credit facilities to finance the Unilin Acquisition and to provide for working capital requirements.

      The senior multi-currency unsecured credit facility consists of (i) a $750 million revolving credit facility, (ii) a $389.2 million term loan facility and (iii) a Euro 300 million term loan facility, all of which mature on October 28, 2010. Availability under the revolving credit facility is reduced by the amount of letters of credit issued under this facility. At December 31, 2005, the amount of these letters of credit was $78.3 million.  At the Company's election, both the credit facility and the new senior credit facilities bear interest at (i) the greater of (x) prime rate or (y) the overnight federal funds rate plus 0.50%, or (ii) LIBOR plus an indexed amount based on the Company's senior, unsecured, long-term debt rating.

      On November 8, 2005, one of the Company's subsidiaries entered into a Euro 130 million , or approximately $156 million (based on the then prevailing exchange rate), five-year unsecured, revolving credit facility, maturing on November 8, 2010, which is referred to as the Euro revolving credit facility. This revolving credit facility bears interest at EURIBOR plus an indexed amount based on the Company's senior, unsecured, long-term debt rating. The Company guaranteed the obligations of that subsidiary under this revolving credit facility and of any of the Company's other subsidiaries that become borrowers under this credit facility. As of December 31, 2005, the Company had no borrowings outstanding under this facility.

      The Company's new senior unsecured credit facilities and the Euro revolving credit facility both contain debt to capital ratio requirements and other customary covenants. The Company was in compliance with these covenants at December 31, 2005. Under both of these credit facilities, the Company must pay an annual facility fee ranging from 0.06% to 0.25%, depending upon the Company's senior unsecured long-term debt rating as determined by certain credit rating agencies.

      At December 31, 2005, a total of approximately $507.9 million was available under the new senior unsecured credit facilities, and the Euro revolving credit facility, compared to $234.1 million available under both the then-existing credit facility and uncommitted credit lines at December 31, 2004. The amount used under the new senior unsecured credit facilities at December 31, 2005, was $1.1 billion. The amount used under the unsecured credit facilities is composed of $1.1 billion in borrowings, $55.6 million in letters of credit guaranteeing the Company's industrial revenue bonds and $22.7 million in standby letters of credit related to various insurance contracts and foreign vendor commitments.

      On January 17, 2006, the Company issued $500 million aggregate principal amount of 5.750% notes due 2011 and $900 million aggregate principal amount of 6.125% notes due 2016. The net proceeds from the issuance of these notes were used to pay off the outstanding balance of the bridge credit facility and accordingly the Company reclassified the bridge credit facility as long-term debt. Interest payable on each series of notes will be increased in the event of a downgrade in the Company's debt rating determined by certain rating agencies. The maximum increase in the event of a downgrade is 2%. If the Company's debt rating subsequently improves, then the interest rates would be reduced accordingly.

      The Company has an on-balance sheet trade accounts receivable securitization agreement (the "Securitization Facility"). The Securitization Facility allows the Company to borrow up to $350 million based on available accounts receivable. At December 31, 2005, the Company had $40 million outstanding compared to $90 million at December 31, 2004. The Securitization Facility is secured with trade receivables. During the third quarter of 2005, the Company extended the term of its Securitization Facility until August 2006.

      The Company's Board of Directors has authorized the repurchase of up to 15 million shares of the Company's outstanding common stock. For the year ended December 31, 2005, a total of approximately 186,000 shares of the Company's common stock were purchased at an aggregate cost of approximately $14.5 million. Since the inception of the program in 1999, a total of approximately 11.4 million shares have been repurchased at an aggregate cost of approximately $326.1 million. All of these repurchases have been financed through the Company's operations and banking arrangements.

      The outstanding checks in excess of cash represent trade payables checks that have not yet cleared the bank. When the checks clear the bank, they are funded by the revolving credit facility. This policy does not impact any liquid assets on the consolidated balance sheets.

      The following is a summary of the Company's future minimum payments under contractual obligations as of December 31, 2005 (in thousands):

	Payments due by period
	2006	2007	2008	2009	2010	Thereafter	Total
Long-term debt	$113,809	314,277	11,259	4,275	1,063,178	1,801,572	3,308,370
Estimated interest payments (1)	174,731	160,205	154,393	153,885	146,479	316,354	1,106,047
Operating leases	93,553	75,247	61,973	51,558	37,064	103,116	422,511
Purchase commitments (2)	168,235	163,995	161,545	72,497	-	-	566,272
	$550,328	713,724	389,170	282,215	1,246,721	2,221,042	5,403,200

(1)     For fixed rate debt, the Company calculated interest based on the applicable rates and payment dates. For variable rate debt, the Company estimated average outstanding balances for the respective periods and applied interest rates in effect at December 31, 2005 to these balances.
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

  Accounts receivable and revenue recognition. Revenues are recognized when there is persuasive evidence of an arrangement, delivery has occurred, the price has been fixed or is determinable, and collectibility can be reasonably assured. The Company provides allowances for expected cash discounts, returns, claims and doubtful accounts based upon historical bad debt and claims experience and periodic evaluation of specific customer accounts and the aging of accounts receivable. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.
  Inventories are stated at the lower of cost or market (net realizable value). Cost is determined using the last-in, first-out method (LIFO) for approximately 86% (69% of total consolidated inventory) of the inventory within the Mohawk segment, which matches current costs with current revenues, and the first-in, first-out method (FIFO), which is used to value inventory within both the Dal-Tile and Unilin segments and inventory not valued under the LIFO method in the Mohawk segment. Inventories on hand are compared against anticipated future usage, which is a function of historical usage and anticipated future selling price, expected sales below cost, excessive quantities and an evaluation for obsolescence. Actual results could differ from assumptions used to value obsolete, excessive inventory or inventory expected to be sold below cost and additional reserves may be required.
  Goodwill and indefinite life intangible assets are subject to annual impairment testing. The impairment tests are based on determining the fair value of the specified reporting units and indefinite life intangible assets based on management judgments and assumptions using estimated future cash flows. These judgments and assumptions could materially change the value of the specified reporting units and indefinite life intangible assets and, therefore, could materially impact the Company's consolidated financial statements. Intangible assets with definite lives are amortized over their useful lives. The useful life of a definite-lived intangible asset is based on assumptions and judgments made by management at the time of acquisition. Changes in these judgments and assumptions that could include a loss of customers, a change in the assessment of future operations or a prolonged economic downturn could materially change the value of the definite-lived intangible assets and, therefore, could materially impact the Company's financial statements.
23

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

Recent Accounting Pronouncements

     In December 2004, the FASB issued FASB Staff Position 109-1, Application of FASB Statement No. 109, "Accounting for Income Taxes" ("SFAS No. 109") to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" ("FSP 109-1"). The American Jobs Creation Act of 2004 (the "Jobs Act"), enacted October 22, 2004, provides a tax deduction for income from qualified domestic production activities. FSP 109-1 provides the treatment for the deduction as a special deduction as described in SFAS No. 109. FSP 109-1 is effective prospectively as of January 1, 2005. The adoption of FSP 109-1 did not have a significant impact on the Company's consolidated financial statements.

      In December 2004, the FASB issued FASB Staff Position 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP 109-2"), which provides guidance under SFAS No. 109 with respect to recording the potential impact of the repatriation provisions of the Jobs Act on enterprises' income tax expense and deferred tax liability. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. The adoption of FSP 109-2 did not have a significant impact on the Company's consolidated financial statements.

      In November 2004, the FASB issued SFAS No. 151, "Inventory Costs-An Amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and re-handling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The Company will adopt SFAS 151 effective January 1, 2006 and does not expect its adoption will have a material impact on the Company's consolidated financial statements.

      In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Transition may be accomplished using either the prospective or retrospective method. The Company currently measures compensation costs related to share-based payments under APB Opinion No. 25. In April 2005, the Securities and Exchange Commission announced that the effective date of SFAS 123R should be no later than the beginning of the first fiscal year beginning after June 15, 2005. The Company will adopt SFAS 123R in the first quarter of 2006 after completing its evaluation.

      In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143" ("FIN 47"), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Effective December 31, 2005, the Company adopted FIN 47 which did not have a material impact on the Company's consolidated financial statements.

      In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). This Statement replaces APB Opinion No. 20, "Accounting Changes," and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact of this standard, if any, will depend upon accounting changes or errors that may occur in future periods. The Company adopted SFAS 154 effective December 31, 2005.

Impact of Inflation

     Inflation affects the Company's manufacturing costs, distribution costs and operating expenses. The carpet, tile and laminate industry have experienced significant inflation in the prices of raw materials and fuel-related costs beginning in the first quarter of 2004. For the period from 1999 through 2005 the carpet and tile industry experienced moderate inflation in the prices of raw materials and fuel-related costs. In the past, the Company has generally been able to pass along these price increases to its customers and has been able to enhance productivity to help offset increases in costs resulting from inflation in its operations.

Seasonality

     The Company is a calendar year-end company. With respect to its Mohawk and Dal-Tile segments, its results of operations for the first quarter tend to be the weakest.  The second, third and fourth quarters typically produce higher net sales and operating income in these segments.  These results are primarily due to consumer residential spending patterns for floor covering, which historically have decreased during the first two months of each year following the holiday season. The Unilin segment second and fourth quarters typically produce higher net sales and earnings followed by a moderate first quarter and a weaker third quarter. The third quarter is traditionally the weakest due to the European holiday in late summer,

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

      Any gain or loss is reclassified from other comprehensive income and recognized in cost of goods sold in the same period or periods during which the hedged transaction affects earnings. At December 31, 2005, the Company had natural gas contracts that mature from January 2006 to October 2006 with an aggregate notional amount of approximately 660,000 MMBTU's. The fair value of these contracts was an asset of $1.9 million. At December 31, 2004, the Company had natural gas contracts that matured from January 2005 to March 2005 with an aggregate notional amount of approximately 1 million MMBTU's. The fair value of these contracts was a liability of $1.3 million. The offset to these assets is recorded in other comprehensive income, net of applicable income taxes. The ineffective portion of the derivative is recognized directly in the cost of goods sold within the consolidated statements of earnings and was not significant for the periods reported. The amount that the Company anticipates will be reclassified out of accumulated other comprehensive income in the next twelve months is a gain of approximately $1.9 million.

      The Company's natural gas long-term supply agreements are accounted for under the normal purchases provision within SFAS No. 133 and its amendments. At December 31, 2005, the Company had normal purchase commitments of approximately 1.8 million MMBTU's for periods maturing from January 2006 through October 2006. The contracted value of these commitments was approximately $17.2 million and the fair value of these commitments was approximately $20.5 million, at December 31, 2005. At December 31, 2004, the Company had normal purchase commitments of approximately 1.9 million MMBTU's for periods maturing from January 2005 through March 2006. The contracted value of these commitments was approximately $9.9 million and the fair value of these commitments was approximately $11.9 million, at December 31, 2004.

Foreign Currency Rate Management

      The Company enters into foreign exchange forward contracts to hedge foreign denominated costs associated with its operations in Mexico. The objective of these transactions is to reduce volatility of exchange rates where these operations are located by fixing a portion of their costs in U.S. currency. Accordingly, these contracts have been designated as cash flow hedges. Gains and losses are reclassified from other comprehensive income and recognized in cost of goods sold in the same period or periods during which the hedged transaction affects earnings. The Company had forward contracts to purchase approximately 8 million Mexican pesos at December 31, 2005. The aggregate U.S. dollar value of these contracts at December 31, 2005 was approximately $0.7 million. The contracts are marked to market in other current liabilities with the offset to other comprehensive income, net of applicable income taxes. Unrealized losses for the year ended December 31, 2005 were not significant. The Company had no forward contracts outstanding at December 31, 2004.

      The Company also had forward exchange contracts to sell the British Pound and Canadian Dollar for a notional amount of $5.6 million at December 31, 2005. The contracts do not qualify for hedge accounting and are marked to market in other expenses at the end of each reporting period. The change in fair value is recorded in other expense and the contracts do not qualify for hedge accounting. The impact of the change in fair value on the statements of operations was not significant for the period ended December 31, 2005.

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Mohawk Industries, Inc.:

      We have audited the accompanying consolidated balance sheets of Mohawk Industries, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of earnings, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.  We did not audit the combined consolidated financial statements of Unilin Flooring BVBA and Unilin Holding Inc. and their subsidiaries (Unilin Group), which financial statements reflect total assets constituting approximately 41 percent and total revenues constituting approximately 3 percent in 2005, of the related consolidated totals.  Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Unilin Group, is based solely on the report of the other auditors.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

      In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mohawk Industries, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Mohawk Industries, Inc.'s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2006 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/s/: KPMG
      KPMG

Atlanta, Georgia
March 15, 2006

Report of Independent Registered Public Accounting Firm

The Shareholders and the Board of Directors
Unilin Flooring BVBA and Unilin Holding Inc.
Ooigem, Belgium

      We have audited the accompanying combined consolidated financial statements of Unilin Flooring BVBA and Unilin Holding Inc. and their subsidiaries (the Unilin Group) as of December 31, 2005 and the related combined consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for the two month period then ended. These financial statements are the responsibility of the combined Companies' management. Our responsibility is to express an opinion on these combined consolidated financial statements based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The combined Companies are not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the combined Companies' internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the combined consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Unilin Group at December 31, 2005 and the results of their operations and their cash flows for the two month period then ended in conformity with accounting principles generally accepted in the United States of America.

February 17, 2006

/s/: BDO Atrio Bedrijfsrevisoren Burg. CVBA
      BDO Atrio Bedrijfsrevisoren Burg. CVBA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Mohawk Industries, Inc.:

      We have audited management's assessment, included in the "Management's Report on Internal Control over Financial Reporting" set forth in Item 9A of Mohawk Industries, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2005, that Mohawk Industries, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Mohawk Industries, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

      In our opinion, management's assessment that Mohawk Industries, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Mohawk Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

      As described in the Management's Report on Internal Control Over Financial Reporting, management excluded from  its assessment of the effectiveness of Mohawk Industries, Inc.'s internal control over financial reporting as of December 31, 2005, Unilin Flooring BVBA and Unilin Holding Inc. and their subsidiaries (Unilin Group), which  businesses were acquired on October 31, 2005 and whose financial statements reflect total assets constituting approximately 14% (excluding goodwill and identified intangible assets of approximately 27%) and revenues of approximately 3% of the related consolidated financial statement amounts as of and for the year ended December 31, 2005.  Accordingly, our audit of internal control over financial reporting of Mohawk Industries, Inc. also excluded an evaluation of the internal control over financial reporting of the Unilin Group.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mohawk Industries, Inc., and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of earnings, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 15, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/: KPMG
      KPMG

Atlanta, Georgia
March 15, 2006

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

 Consolidated Balance Sheets
December 31, 2005 and 2004

(In thousands, except per share data)

ASSETS	2005	2004
Current assets:
Cash and cash equivalents	$134,585	-
Receivables	848,666	660,650
Inventories	1,166,913	1,017,983
Prepaid expenses and other assets	140,789	49,381
Deferred income taxes	49,534	55,311
Total current assets	2,340,487	1,783,325
Property, plant and equipment, net	1,810,728	905,332
Goodwill	2,621,963	1,377,349
Tradenames	622,094	272,280
Other intangible assets	552,003	50,366
Other assets	44,248	14,466
	$7,991,523	4,403,118

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$113,809	191,341
Accounts payable and accrued expenses	998,105	623,061
Total current liabilities	1,111,914	814,402
Deferred income taxes	625,887	191,761
Long-term debt, less current portion	3,194,561	700,000
Other long-term liabilities.	32,041	30,618
Total liabilities	4,964,403	1,736,781

Stockholders' equity:
Preferred stock, $.01 par value; 60 shares authorized;
no shares issued	-	-
Common stock, $.01 par value; 150,000 shares authorized; 78,478
and 77,514 shares issued in 2005 and 2004, respectively	785	775
Additional paid-in capital	1,123,991	1,058,537
Retained earnings.	2,268,578	1,910,383
Accumulated other comprehensive loss	(47,433)	(2,441)
	3,345,921	2,967,254
Less treasury stock at cost; 10,981 and 10,755 shares in 2005
and 2004, respectively	318,801	300,917
Total stockholders' equity	3,027,120	2,666,337
	$7,991,523	4,403,118

See accompanying notes to consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings
Years Ended December 31, 2005, 2004 and 2003

(In thousands, except per share data)

	2005	2004	2003
Net sales	$6,620,099	5,880,372	4,999,381
Cost of sales	4,896,965	4,259,531	3,605,579
Gross profit	1,723,134	1,620,841	1,393,802
Selling, general and administrative expenses	1,095,862	985,251	851,773
Operating income	627,272	635,590	542,029
Other expense (income):
Interest expense	66,791	53,392	55,575
Other expense	11,714	9,731	6,252
Other income	(8,254)	(4,922)	(8,232)
	70,251	58,201	53,595
Earnings before income taxes	557,021	577,389	488,434
Income taxes	198,826	208,767	178,285
Net earnings	$358,195	368,622	310,149

Basic earnings per share	$5.35	5.53	4.68

Weighted-average common shares outstanding	66,932	66,682	66,251

Diluted earnings per share	$5.30	5.46	4.62

Weighted-average common and dilutive potential
common shares outstanding	67,644	67,557	67,121

See accompanying notes to consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

 Consolidated Statements of Stockholders' Equity and Comprehensive Income
Years Ended December 31, 2005, 2004 and 2003

(In thousands)

					Accumulated
			Additional		other			Total
	Common stock		paid-in	Retained	comprehensive	Treasury stock		stockholders'
	Shares	Amount	capital	earnings	income (loss)	Shares	Amount	equity
Balances at December 31, 2002	76,371	$763	$1,006,550	$1,231,612	$1,126	(10,006)	$(257,172)	$1,982,879
Stock options exercised	679	7	18,283	-	-	-	-	18,290
Purchase of treasury stock	-	-	-	-	-	(593)	(27,839)	(27,839)
Grant to employee profit sharing plan	-	-	2,080	-	-	72	1,929	4,009
Grant to executive incentive plan	-	-	63	-	-	12	306	369
Tax benefit from exercise of stock
options	-	-	8,757	-	-	-	-	8,757
Comprehensive Income:
Currency translation adjustment	-	-	-	-	47	-	-	47
Unrealized gain on hedge instruments
net of taxes	-	-	-	-	1,140	-	-	1,140
Net earnings	-	-	-	310,149	-	-	-	310,149
Total Comprehensive Income								311,336

Balances at December 31, 2003	77,050	770	1,035,733	1,541,761	2,313	(10,515)	(282,776)	2,297,801
Stock options exercised	464	5	14,952	-	-	-	-	14,957
Purchase of treasury stock	-	-	-	-	-	(250)	(18,413)	(18,413)
Grant to executive incentive plan
and other	-	-	307	-	-	10	272	579
Tax benefit from exercise of stock
options	-	-	7,545	-	-	-	-	7,545
Comprehensive Income:
Currency translation adjustment	-	-	-	-	(1,675)	-	-	(1,675)
Unrealized loss on hedge instruments
net of taxes	-	-	-	-	(3,079)	-	-	(3,079)
Net earnings	-	-	-	368,622	-	-	-	368,622
Total Comprehensive Income								363,868

Balances at December 31, 2004	77,514	775	1,058,537	1,910,383	(2,441)	(10,755)	(300,917)	2,666,337
Stock options exercised	378	4	10,070	-	-	-	-	10,074
Stock issuance	586	6	47,429	-	-	-	-	47,435
Purchase of treasury stock . ..	-	-	-	-	-	(186)	(14,521)	(14,521)
Grant to executive incentive plan
and other	-	-	2,717	-	-	(40)	(3,363)	(646)
Tax benefit from exercise of stock
options	-	-	5,238	-	-	-	-	5,238
Comprehensive Income:
Currency translation adjustment	-	-	-	-	(47,074)	-	-	(47,074)
Unrealized gain on hedge instruments
net of taxes	-	-	-	-	2,082	-	-	2,082
Net earnings	-	-	-	358,195	-	-	-	358,195
Total Comprehensive Income								313,203

Balances at December 31, 2005	78,478	$785	$1,123,991	$2,268,578	$(47,433)	(10,981)	$(318,801)	$3,027,120

See accompanying notes to consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

 Consolidated Statements of Cash Flows
Years Ended December 31, 2005, 2004 and 2003

(In thousands)

	2005	2004	2003
Cash flows from operating activities:
Net earnings	$358,195	368,622	310,149
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	149,329	123,088	106,615
Deferred income taxes	(6,866)	38,700	34,775
Tax benefit on stock options exercised	5,238	7,545	8,757
Loss on sale of property, plant and equipment	4,676	3,037	3,267
Changes in assets and liabilities, net of
effects of acquisitions:
Receivables	3,574	(85,417)	(47,443)
Inventories	11,542	(179,765)	(104,964)
Accounts payable and accrued expenses	91,960	(25,241)	(2,769)
Other assets and prepaid expenses	(60,877)	(6,598)	(5,592)
Other liabilities	4,773	(1,134)	6,595
Net cash provided by operating activities	561,544	242,837	309,390
Cash flows from investing activities:
Additions to property, plant and equipment	(247,306)	(106,601)	(114,631)
Acquisitions, net of cash	(2,613,529)	(14,998)	(384,121)
Net cash used in investing activities	(2,860,835)	(121,599)	(498,752)
Cash flows from financing activities:
Net change in short term credit lines	(37,721)	(3,981)	37,299
Payments on revolving line of credit	(539,294)	-	-
Proceeds from revolving line of credit	856,940	-	-
Proceeds from bridge credit facility	1,400,000	-	-
Net change in asset securitization borrowings	(50,000)	(92,000)	182,000
Payments on term loans	(15,055)	(25,034)	(26,492)
Proceeds on term loans	750,000	-	-
Payments of other debt	(30,861)	(57)	(821)
Change in outstanding checks in excess of cash	63,670	3,290	6,925
Acquisition of treasury stock	(14,521)	(18,413)	(27,839)
Common stock transactions	57,509	14,957	18,290
Net cash provided by (used in) financing activities	2,440,667	(121,238)	189,362

Effect of exchange rate changes on cash and cash equivalents	(6,791)	-	-

Net change in cash.	134,585	-	-
Cash and cash equivalents, beginning of year	-	-	-
Cash and cash equivalents, end of year	$134,585	-	-

See accompanying notes to consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

(In thousands, except per share data)

(1) Summary of Significant Accounting Policies

(a) Basis of Presentation

      The consolidated financial statements include the accounts of Mohawk Industries, Inc. and its subsidiaries (the "Company" or "Mohawk").  All significant intercompany balances and transactions have been eliminated in consolidation.

      The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

(b) Cash and Cash Equivalents

       The Company considers investments with an original maturity of three months or less when purchased to be cash equivalents.

(c) Accounts Receivable and Revenue Recognition

      The Company is principally a carpet, rugs, ceramic tile and laminate manufacturer and sells carpet, rugs, ceramic tile, natural stone, hardwood, resilient and laminate flooring products in the United States. In addition, the Company manufactures laminate and sells carpet, rugs and laminate flooring products in Europe principally for residential and commercial use. The Company grants credit to customers, most of whom are retail-flooring dealers and commercial end users, under credit terms that the Company believes are customary in the industry.

      The Company warrants certain qualitative attributes of its flooring products. The Company has recorded a provision for estimated warranty and related costs, based on historical experience and periodically adjusts these provisions to reflect actual experience.

      Revenues are recognized when there is persuasive evidence of an arrangement, delivery has occurred, the price has been fixed or is determinable, and collectibility can be reasonably assured.  The Company provides allowances for expected cash discounts, returns, claims and doubtful accounts based upon historical bad debt and claims experience and periodic evaluations of specific customer accounts. Royalty revenues received from third parties for patents are recognized based on contractual agreements. The amount of patent revenue for the year ended December 31, 2005 was $10,461 and is recorded in net sales.

(d) Inventories

      Inventories are stated at the lower of cost or market (net realizable value). Cost is determined using the last-in, first-out method (LIFO) for approximately 86% (69% of total inventory) of the inventory within the Mohawk segment, which matches current costs with current revenues, and the first-in, first-out method (FIFO), which is used to value inventory within the Dal-Tile and Unilin segments and inventory not valued under the LIFO method in the Mohawk segment. Inventories on hand are compared against anticipated future usage, which is a function of historical usage, anticipated future selling price, expected sales below cost,  excessive quantities and an evaluation for obsolescence. Actual results could differ from assumptions used to value obsolete inventory, excessive inventory or inventory expected to be sold below cost and additional reserves may be required.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(e) Property, Plant and Equipment

      Property, plant and equipment are stated at cost, including capitalized interest.  Depreciation is calculated on a straight-line basis over the estimated remaining useful lives, which are 25-35 years for buildings and improvements, 5-15 years for machinery and equipment, the shorter of the estimated useful life or lease term for leasehold improvements and 3-7 years for furniture and fixtures.

(f) Goodwill and Other Intangible Assets

      In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" the Company tests goodwill and other intangible assets with indefinite lives for impairment on an annual basis (or on an interim basis if an event occurs that might reduce the fair value of the reporting unit below its carrying value). The Company conducts testing for impairment during the fourth quarter of its fiscal year. Intangible assets that do not have indefinite lives are amortized based on average lives, which range from 7-16 years.

(g) Income Taxes

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

(h) Financial Instruments

      The Company's financial instruments consist primarily of receivables, accounts payable, accrued expenses and long-term debt.  The carrying amount of receivables, accounts payable and accrued expenses approximates its fair value because of the short-term maturity of such instruments. The carrying amount of the Company's floating rate debt approximates its fair value. Interest rates that are currently available to the Company for issuance of long-term debt with similar terms and remaining maturities are used to estimate the fair value of the Company's long-term debt. The estimated fair value of the Company's long-term debt at December 31, 2005 and 2004 was $3,282,715 and $961,120, compared to a carrying amount of $3,308,370 and $891,341, respectively.

(i) Derivative Instruments

      Accounting for Derivative Instruments and Hedging Activities requires the Company to recognize all derivatives on the consolidated balance sheet at fair value. Derivatives that are not qualifying hedges must be adjusted to fair value through earnings. If the derivative is a qualifying hedge, depending on the nature of the hedge, changes in its fair value are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company engages in activities that expose it to market risks, including the effects of changes in interest rates, exchange rates and natural gas commodity prices. Financial exposures are managed as an integral part of the Company's risk management program, which seeks to reduce the potentially adverse effect that the volatility of the interest rate, exchange rate and natural gas commodity markets may have on operating results. The Company does not engage in speculative transactions, nor does it hold or issue financial instruments for trading purposes.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

      The Company formally documents hedging instruments and hedging items, as well as its risk management objective and strategy for undertaking hedged items. This process includes linking all derivatives that are designated as fair value and cash flow hedges to specific assets, liabilities or firm commitments on the consolidated balance sheet or to forecasted transactions. The Company also formally assesses, both at inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair value or cash flows of hedged items. When it is determined that a derivative is not highly effective, the derivative expires, or is sold, terminated, or exercised, or the derivative is discontinued because it is unlikely that a forecasted transaction will occur, the Company discontinues hedge accounting prospectively for that specific hedge instrument.

(j) Advertising Costs and Vendor Consideration

      Advertising and promotion expenses are charged to earnings during the period in which they are incurred.  Advertising and promotion expenses included in selling, administrative, and general expenses were $41,339 in 2005, $31,474 in 2004 and $26,990 in 2003.

      Vendor consideration, generally cash, is classified as a reduction of net sales, unless specific criteria are met regarding goods or services that the vendor may receive in return for this consideration. The Company makes various payments to customers, including slotting fees, advertising allowances, buy-downs and co-op advertising. All of these payments reduce gross sales with the exception of co-op advertising. Co-op advertising is classified as a selling, general and administrative expense in accordance with EITF 01-09. Co-op advertising expenses, a component of advertising and promotion expenses, were $14,408 in 2005, $10,389 in 2004 and $9,355 in 2003.

 (k) Impairment of Long-Lived Assets

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

(l) Foreign Currency Translation

      The Company's subsidiaries that operate outside the United States use their local currency as the functional currency, with the exception of operations carried out in Canada and Mexico, in which case the functional currency is the U.S. dollar. Other than Canada and Mexico, the functional currency is translated into U.S. dollars for balance sheet accounts using the month end rates in effect as of the balance sheet date and average exchange rate for revenue and expense accounts for each respective period. The translation adjustments are deferred as a separate component of stockholders' equity, within other comprehensive income, net of tax where applicable. Gains or losses resulting from transactions denominated in foreign currencies are included in other income or expense, within the consolidated statements of earnings. The assets and liabilities of the Company's Canada and Mexico operations are re-measured using a month end rate, except for non-monetary assets and liabilities, which are re-measured using the historical exchange rate. Income and expense accounts are re-measured using an average monthly rate for the period, except for expenses related to those balance sheet accounts that are re-measured using historical exchange rates. The resulting re-measurement adjustment is reported in the consolidated statements of operations when incurred.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(m) Earnings per Share ("EPS")

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

      Dilutive common stock options are included in the diluted EPS calculation using the treasury stock method.  Common stock options that were not included in the diluted EPS computation because the options' exercise price was greater than the average market price of the common shares for the periods presented were 351, 21 and 605 for 2005, 2004 and 2003, respectively.

      Computations of basic and diluted earnings per share are presented in the following table:

	Years Ended December 31,
	2005	2004	2003

Net earnings.	$358,195	368,622	310,149
Weighted-average common and dilutive potential
common shares outstanding:
Weighted-average common shares outstanding.	66,932	66,682	66,251
Add weighted-average dilutive potential common
shares - options to purchase common
shares, net.	712	875	870
Weighted-average common and dilutive potential
common shares outstanding	67,644	67,557	67,121

Basic earnings per share	$5.35	5.53	4.68
Diluted earnings per share	$5.30	5.46	4.62

(n) Stock-Based Compensation

      Effective January 1, 2003, the Company adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and requires prominent disclosure in both the annual and interim financial statements of the method of accounting used and the financial impact of stock-based compensation. As permitted by SFAS. 123, the Company accounts for stock options granted as prescribed under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," which recognizes compensation cost based upon the intrinsic value of the award.

      In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS 123, and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Transition may be accomplished using either the modified prospective or modified retrospective method. The Company currently measures compensation costs related to share-based payments under APB Opinion No. 25. In April 2005, the Securities and Exchange Commission announced that the effective date of SFAS 123R should be no later than the beginning of the first fiscal year beginning after June 15, 2005. The Company will adopt SFAS 123R in the first quarter of 2006 after completing its evaluation.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

      If the Company had elected to recognize compensation expense under SFAS 123 based upon the fair value at the grant dates for awards under its plans, the Company's net earnings per share would have been reduced as follows:

	2005	2004	2003

Net earnings as reported.	$358,195	368,622	310,149
Deduct: Stock-based employee compensation
expense determined under fair value based
method for all options, net of related tax effects	(8,628)	(7,519)	(6,284)
Pro forma net earnings.	$349,567	361,103	303,865

Net earnings per common share (basic)
As reported	$5.35	5.53	4.68
Pro forma	$5.22	5.42	4.59
Net earnings per common share (diluted)
As reported	$5.30	5.46	4.62
Pro forma.	$5.18	5.36	4.54

      The average fair value of options granted during 2005, 2004 and 2003 was $37.29, $34.39 and $24.73, respectively. This fair value was estimated using the Black-Scholes option pricing model based on a weighted-average market price at grant date of $87.19 in 2005, $74.62 in 2004 and $53.93 in 2003 and the following weighted-average assumptions:

	2005	2004	2003
Dividend yield.	-	-	-
Risk-free interest rate	4.0%	2.9%	2.3%
Volatility.	37.7%	43.1%	44.9%
Expected life (years)	6	6	6

(o) Comprehensive Income

      Comprehensive income includes foreign currency translation of assets and liabilities of foreign subsidiaries, effects of exchange rate changes on intercompany balances of a long-term nature and transactions and derivative financial instruments designated as cash flow hedges. The Company does not provide income taxes on currency translation adjustments, as earnings from foreign subsidiaries are considered to be indefinitely reinvested.

      Amounts recorded in Accumulated other comprehensive income on the Consolidated Statements of Shareholders' Equity for the years ended December 31, 2005, 2004 and 2003 are as follows:

	Translation	Hedge	Tax expense
	Adjustment	Instruments	(benefit)	Total
2003	$47	3,569	(1,302)	2,314
2004	(1,628)	(1,280)	467	(2,441)
2005	(48,702)	1,998	(729)	(47,433)
40

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(p) Effect of New Accounting Pronouncements

     In December 2004, the FASB issued FASB Staff Position 109-1, "Application of FASB Statement No. 109, "Accounting for Income Taxes" ("SFAS No. 109") to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" ("FSP 109-1"). The American Jobs Creation Act of 2004 (the "Jobs Act"), enacted October 22, 2004, provides a tax deduction for income from qualified domestic production activities. FSP 109-1 provides the treatment for the deduction as a special deduction as described in SFAS No. 109. FSP 109-1 is effective prospectively as of January 1, 2005. The adoption of FSP 109-1 did not have a significant impact on the Company's consolidated financial statements.

      In December 2004, the FASB issued FASB Staff Position 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP 109-2"), which provides guidance under SFAS No. 109 with respect to recording the potential impact of the repatriation provisions of the Jobs Act on enterprises' income tax expense and deferred tax liability. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. The Company did not elect to repatriate any foreign earnings during 2005 and accordingly, the adoption of FSP 109-2 did not have a significant impact on the Company's consolidated financial statements.

      In November 2004, the FASB issued SFAS No. 151, "Inventory Costs-An Amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and re-handling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The Company will adopt SFAS 151 effective January 1, 2006 and does not expect its adoption will have a material impact on the Company's consolidated financial statements.

      In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143" ("FIN 47"), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Effective December 31, 2005, the Company adopted FIN 47 which did not have a material impact on the Company's consolidated financial statements.

       In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). This Statement replaces APB Opinion No. 20, "Accounting Changes," and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact of this standard, if any, will depend upon accounting changes or errors that may occur in future periods. The Company adopted SFAS 154 effective December 31, 2005.

 (q) Fiscal Year

      The Company ends its fiscal year on December 31. Each of the first three quarters in the fiscal year ends on the Saturday nearest the calendar quarter end.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(r) Reclassifications

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

      The following table summarizes the fair values of the assets acquired and the liabilities assumed at the date of acquisition for Lees Carpet:

Current assets	$62,939
Property, plant and equipment	53,424
Goodwill	78,083
Intangible assets	178,340
Other assets	52
Total assets acquired	372,838

Current liabilities	12,829
Other liabilities	8,000
Total liabilities assumed	20,829
Net assets acquired.	$352,009

      Of the approximately $178,340 of acquired intangible assets, approximately $125,580 was assigned to trade names and not subject to amortization. The remaining $52,760 was assigned to customer relationships with a weighted-average useful life of approximately 15 years. Goodwill of approximately $78,083 was assigned to the Mohawk segment. The goodwill is deductible for income tax purposes.

      On October 31, 2005 the Company acquired all the outstanding shares of Unilin Holdings NV by acquiring Unilin Flooring. BVBA, which then purchased Unilin Holdings NV. The Company simultaneously acquired all the outstanding shares of Unilin Holding Inc., and its subsidiaries. (together with Unilin Flooring BVBA. "Unilin"). Unilin, together with its subsidiaries is a leading manufacturer, distributor and marketer of laminate flooring in Europe and the United States.   The total preliminary purchase price of acquiring Unilin, net of cash of $165,709, was Euro 2,110,176 or $2,546,349 based on the prevailing exchange rate at the closing.  The acquisition was accounted for by the purchase method and, accordingly, the results of operations of Unilin have been included in the Company's consolidated financial statements from October 31, 2005.  The purchase price was allocated to the assets acquired and liabilities assumed based upon the estimated fair values at the date of acquisition. Intangibles and property plant and equipment values were established with the assistance of an independent third party. The excess of the purchase price over the fair value of the net identifiable assets acquired of approximately $1,249,720 was recorded as goodwill. The primary reason for the acquisition was to expand the Company's presence in the laminate flooring market.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

      The Company considered whether identifiable intangible assets existed during the purchase price negotiations and during the subsequent purchase allocation period. Accordingly the Company recognized goodwill, tradenames, patents, customer lists, contingent assets and backlogs.

      In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), goodwill recorded in the Unilin Acquisition will not be amortized. Additionally, the Company determined that the tradenames intangible assets have indefinite useful lives because they are expected to generate cash flows indefinitely. Goodwill and the tradenames intangible assets are subject to annual impairment testing.

      The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition, excluding cash of $165,709. The Company is in the process of finalizing the valuation and accordingly, the allocation of the purchase price has not been finalized

Current assets	$387,695
Property, plant and equipment	774,677
Goodwill	1,249,720
Intangible assets	882,886
Other assets	890
Total assets acquired	3,295,868

Current liabilities	275,214
Long-term debt	32,027
Other liabilities	442,278
Total liabilities assumed	749,519
Net assets acquired	$2,546,349

      Of the $882,886 of acquired intangibles, $356,521 was assigned to registered tradenames that are not subject to amortization.  The remaining acquired intangibles were assigned to customer relationships for $270,709 (7 year weighted average useful life) and patents for $255,656 (12 year weighted average useful life). The $1,249,720 of goodwill is not deductible for tax purposes.

      The following unaudited pro forma financial information presents the combined results of operations of the Company and Unilin as if the acquisition had occurred at the beginning of 2004, after giving effect to certain adjustments, including increased interest expense on debt related to the acquisition, and the amortization of intangible assets. The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company and Unilin constituted a single entity during such periods. The following table discloses the results for the fiscal years ended December 31:

	2005 (a)	2004
Net sales	$7,553,506	6,873,858
Net earnings (a)	400,408	374,755
Basic earnings per share	5.98	5.62
Diluted earnings per share	5.92	5.55

(a) Excludes a non-recurring $34,300 (net of tax of $22,300) fair value adjustment applied to Unilin's acquired inventory and $6,000 (net of tax of $3,900) adjustment related to non-recurring transaction costs.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

     During 2005, the Company acquired certain assets of a carpet backing manufacturer and all outstanding shares of a distributor of natural stone slabs for approximately $67,642. Goodwill related to the acquisitions was approximately $10,955.

(3) Receivables

Receivables are as follows:
	2005	2004
Customers, trade	$925,714	746,233
Other	25,662	9,720
	951,376	755,953
Less allowance for discounts, returns, claims and
doubtful accounts	102,710	95,303
Net receivables	$848,666	660,650

      The following table reflects the activity of allowances for discounts, returns, claims and doubtful accounts for the years ended December 31:

		Additions
	Balance at	charged to		Balance
	beginning	costs and		at end
	of year	expenses (1)	Deductions (2)	of year
2003	$84,673	279,583	269,839	94,417
2004	94,417	310,368	309,482	95,303
2005	95,303	324,024	316,617	102,710

(1) Includes $ 2,035 for 2005 related to the Unilin Acquisition which was not charged to costs and expenses.
(2) Represents charge-offs, net of recoveries.

(4) Inventories

The components of inventories are as follows:
	2005	2004
Finished goods	$754,663	665,565
Work in process	89,179	86,883
Raw materials	323,070	265,535
Total inventories.	$1,166,913	1,017,983

      There were no LIFO liquidations in either 2005 or 2004. Inventories, included above, in the amount of $764,140 and $710,016 at December 31, 2005 and 2004, respectively, were valued at the lower of LIFO cost or market. If the LIFO method had not been used inventories would have been $48,560 and $3,402 higher than reported at December 31, 2005 and 2004, respectively, which approximates the difference between replacement and carrying value.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(5) Goodwill and Other Intangible Assets

      The Company evaluates its goodwill and indefinite life intangibles on an annual basis for impairment. The Company has three reporting segments, the Mohawk segment, the Dal-Tile segment, and the Unilin segment.  Accordingly the Company has assigned the acquired goodwill and indefinite life intangibles to the respective reporting segments. During the fourth quarter of 2005, the Company evaluated the goodwill and indefinite life intangibles using the discounted cash flow approach and determined that there was no impairment.

      The following table summarizes the components of intangible assets:

	2005	2004
Carrying amount of amortized intangible assets:
Customer relationships	$326,039	54,160
Patents	256,256	600
Effect of translation	(9,902)	-
	$572,393	54,760

Accumulated amortization of amortized intangible assets:
Customer relationships	$13,467	4,324
Patents	7,006	70
Effect of translation	(83)	-
	$20,390	4,394

Indefinite life intangible assets:
Trade names	628,801	272,280
Effect of translation	(6,707)	-
	$622,094	272,280

Total other intangible assets	$1,174,097	322,646

Aggregate amortization expense
For the year ended December 31	$15,996	3,843

Estimated amortization expense for years ended
December 31, are as follows:

2006	$77,103
2007	83,733
2008	65,410
2009	64,282
2010	62,640

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

      The changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2004 are as follows:

	Mohawk	Dal-Tile	Unilin	Total
Balances as of January 1, 2004	$195,083	1,173,617	-	1,368,700
Goodwill acquired during the year	1,549	7,100	-	8,649
Balances as of December 31, 2004	196,632	1,180,717	-	1,377,349
Goodwill acquired during the year	1,500	10,955	1,249,720	1,262,175
Effect of translation	-	-	(17,561)	(17,561)
Balances as of December 31, 2005	$198,132	1,191,672	1,232,159	2,621,963

      The increase in goodwill during 2005 was attributable to the acquisitions made within the Mohawk and Dal-Tile reporting segments and the Unilin Acquisition.

(6) Property, Plant and Equipment

Following is a summary of property, plant and equipment:
	2005	2004
Land	$155,670	59,638
Buildings and improvements	559,723	378,389
Machinery and equipment	1,802,370	1,233,140
Furniture and fixtures	44,765	44,371
Leasehold improvements	28,784	24,120
Construction in progress	233,525	78,165
	2,824,837	1,817,823
Less accumulated depreciation and amortization	1,014,109	912,491
Net property, plant and equipment	$1,810,728	905,332

      Property, plant and equipment includes capitalized interest of $6,000, $3,197 and $5,634 in 2005, 2004 and 2003, respectively. Depreciation expense was $133,333, $117,768 and $104,450 for 2005, 2004 and 2003, respectively.  Included in the property, plant and equipment are capital leases with a cost of $135,210 and accumulated depreciation of $118 at December 31, 2005.

(7) Long-Term Debt

      On October 28, 2005, the Company entered into a $1,500,000 364-day senior, unsecured, bridge term loan facility, which is referred to herein as the bridge credit facility, and a $1,500,000 five-year, senior, unsecured, revolving credit and term loan facility, which is referred to herein as the senior unsecured credit facilities.  The senior unsecured credit facilities replaced a then-existing credit facility and various uncommitted credit lines.  The Company entered into both the bridge credit facility and the senior unsecured credit facilities to finance the Unilin Acquisition and to provide for working capital requirements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

      The new senior multi-currency unsecured credit facilities consist of (i) a multi-currency $750,000 revolving credit facility, (ii) a $389,200 term loan facility and (iii) a Euro 300,000 (based on the then prevailing exchange rate) term loan facility, all of which mature on October 28, 2010. Availability under the revolving credit facility is reduced by the amount of letters of credit issued under this facility. At December 31, 2005, the amount of these letters of credit was $78,338.  At the Company's election, both the bridge credit facility and the new senior credit facilities bear interest at (i) the greater of (x) prime rate or (y) the overnight federal funds rate plus 0.50%, or (ii) LIBOR plus an indexed amount based on the Company's senior, unsecured, long-term debt rating.

      On November 8, 2005, one of the Company's subsidiaries entered into a Euro 130,000, or approximately $156,000 (based on the then prevailing exchange rate), five-year unsecured, revolving credit facility, maturing on November 8, 2010, which is referred to as the Euro revolving credit facility. This agreement bears interest at EURIBOR plus an indexed amount based on the Company's senior, unsecured, long-term debt rating. The Company guaranteed the obligations of that subsidiary under this revolving credit facility and of any of the Company's other subsidiaries that become borrowers under this credit facility. As of December 31, 2005, the Company had no borrowings outstanding under this facility.

      The Company's new senior unsecured credit facilities and the Euro revolving credit facility both contain debt to capital ratio requirements and other customary covenants.  The Company was in compliance with these covenants at December 31, 2005. Under both of these credit facilities, the Company must pay an annual facility fee ranging from 0.060% to 0.25% depending upon the Company's senior unsecured long-term debt rating as determined by certain rating agencies.

      At December 31, 2005, a total of approximately $507,918 was available under the new senior unsecured credit facilities, and the Euro 130,000 credit agreement, compared to $234,130 available under both the then-existing credit facility and uncommitted credit lines at December 31, 2004. The amount used under the senior unsecured credit facilities at December 31, 2005, was $1,140,379. The amount used under the unsecured credit facilities is composed of $1,062,041 borrowings, $55,599 standby letters of credit guaranteeing the Company's industrial revenue bonds and $22,739 standby letters of credit related to various insurance contracts and foreign vendor commitments.

      On January 17, 2006, the Company issued $500,000 aggregate principal amount of 5.750% notes due 2011 and $900,000 aggregate principal amount of 6.125% notes due 2016. The net proceeds from the issuance of these notes were used to pay off the bridge credit facility, and accordingly the Company reclassified the bridge credit facility as long-term debt. Interest payable on each series of notes will be increased in the event of a downgrade in the Company's debt rating determined by certain rating agencies. The maximum increase in the event of a downgrade is 2%. If the Company's debt rating subsequently improves, then the interest rates would be reduced accordingly.

      The Company has an on-balance sheet trade accounts receivable securitization agreement (the "Securitization Facility"). The Securitization Facility allows the Company to borrow up to $350,000 based on available accounts receivable. At December 31, 2005, the Company had $40,000 outstanding compared to $90,000 at December 31, 2004. The Securitization Facility is secured by trade receivables. During the third quarter of 2005, the Company extended the term of its Securitization Facility until August 2006.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Long-term debt consists of the following:
	2005	2004
Short term uncommitted credit lines	$-	37,721
Five year unsecured credit facility, due October 28, 2010	1,062,041	-
Securitization Facility, due August 1, 2006	40,000	90,000
6.50% senior notes, payable April 15, 2007
interest payable semiannually	300,000	300,000
7.20% senior notes, payable April 15, 2012
interest payable semiannually	400,000	400,000
364-day senior, unsecured bridge term credit facility,
due October 27, 2006	1,400,000	-
7.14%-7.23% senior notes, payable in annual principal
installments beginning in 1997, due September 1, 2005,
interest payable semiannually	-	9,447
Industrial revenue bonds, capital leases and other	106,329	54,173
Total long-term debt	3,308,370	891,341
Less current portion	113,809	191,341
Long-term debt, excluding current portion	$3,194,561	700,000

The aggregate maturities of long-term debt as of
December 31, 2005 are as follows:

2006	$113,809
2007	314,277
2008	11,259
2009	4,275
2010	1,063,178
Thereafter	1,801,572
	$3,308,370

(8) Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are as follows:
	2005	2004
Outstanding checks in excess of cash	$97,389	33,719
Accounts payable, trade	401,543	277,851
Accrued expenses	325,856	180,978
Income taxes payable	36,504	16,143
Accrued compensation	136,813	114,370
Total accounts payable and accrued expenses	$998,105	623,061

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

      Any gain or loss is reclassified from other comprehensive income and recognized in cost of goods sold in the same period or periods during which the hedged transaction affects earnings. At December 31, 2005, the Company had natural gas contracts that mature from January 2006 to October 2006 with an aggregate notional amount of approximately 660 MMBTU's. The fair value of these contracts was an asset of $1,941. At December 31, 2004, the Company had natural gas contracts that mature from January 2005 to March 2005 with an aggregate notional amount of approximately 1,010 MMBTU's. The fair value of these contracts was a liability of $1,280.  The offset to these assets is recorded in other comprehensive income, net of applicable income taxes. The ineffective portion of the derivative is recognized in the cost of goods sold within the consolidated statements of earnings and was not significant for the periods reported. The amount that the Company anticipates that will be reclassified out of accumulated other comprehensive income in the next twelve months is a gain of approximately $1,941.

      The Company's natural gas long-term supply agreements are accounted for under the normal purchases provision within SFAS No. 133 and its amendments. At December 31, 2005, the Company had normal purchase commitments of approximately 1,867 MMBTU's for periods maturing from January 2006 through October 2006. The contracted value of these commitments was approximately $17,219 and the fair value of these commitments was approximately $20,488, at December 31, 2005.  At December 31, 2004, the Company had normal purchase commitments of approximately 1,892 MMBTU's for periods maturing from January 2005 through March 2006. The contracted value of these commitments was approximately $9,879 and the fair value of these commitments was approximately $11,941, at December 31, 2004.

Foreign Currency Rate Management

      The Company enters into foreign exchange forward contracts to hedge foreign denominated costs associated with its operations in Mexico. The objective of these transactions is to reduce volatility of exchange rates where these operations are located by fixing a portion of their costs in U.S. currency. Accordingly, these contracts have been designated as cash flow hedges. Gains and losses are reclassified from other comprehensive income and recognized in cost of goods sold in the same period or periods during which the hedged transaction affects earnings. The Company had forward contracts to purchase approximately 8,000 Mexican pesos at December 31, 2005. The aggregate U.S. dollar value of these contracts at December 31, 2005 was approximately $697. The contracts are marked to market in other current liabilities with the offset to other comprehensive income, net of applicable income taxes. Unrealized losses for the year ended December 31, 2005 were not significant. The Company had no forward contracts outstanding at December 31, 2004.

      The Company also had forward exchange contracts to sell the British Pound and Canadian Dollar for a notional amount of $5,555 at December 31, 2005. The contracts do not qualify for hedge accounting and are marked to market in other expenses at the end of each reporting period. The change in fair value is recorded in other expense and the contracts do not qualify for hedge accounting. The impact of the change in fair value on the statements of operations was not significant for the period ended December 31, 2005.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(10) Product warranties

      The Company warrants certain qualitative attributes of its products for up to 20 years. The Company records a provision for estimated warranty and related costs, based on historical experience and periodically adjusts these provisions to reflect actual experience.

Product warranties are as follows:
	2005	2004	2003

Balance at beginning of year	$23,473	24,063	28,919
Warranty claims	(46,850)	(45,553)	(50,040)
Warranty expense	49,365	44,963	45,184
Balance at end of year	$25,988	23,473	24,063

(11) Stock Options, Stock Compensation and Treasury Stock

      Under the 2002 Long-Term Incentive Plan, options may be granted to directors and key employees through 2012 to purchase a maximum of 3,200 shares of common stock. Under the 2002 plan, options that were not issued from the 1992, 1993 and 1997 plans were cancelled.  During 2005, 2004 and 2003, options to purchase 460, 411 and 565 shares, respectively, were granted under the 2002 plan. Options granted under each of these plans expire 10 years from the date of grant and become exercisable at such dates and at prices as determined by the Compensation Committee of the Company's Board of Directors.

      During 1996, the Company adopted the 1997 Non-Employee Director Stock Compensation Plan.  The plan provides for awards of common stock of the Company for non-employee directors to receive in lieu of cash for their annual retainers.  During 2005, 2004 and 2003, a total of 1, 1 and 1 shares, respectively, were awarded to the non-employee directors under the plan.

      Additional information relating to the Company's stock option plans follows:

	2005	2004	2003
Options outstanding at beginning of year	2,281	2,413	2,624
Options granted	460	411	565
Options exercised	(378)	(464)	(679)
Options canceled	(87)	(79)	(97)
Options outstanding at end of year	2,276	2,281	2,413
Options exercisable at end of year	857	791	765

Option prices per share:
Options granted during the year	$76.73-89.46	61.33-90.97	48.50-74.93
Options exercised during the year	$9.33-82.50	9.33-65.02	6.67-63.14
Options canceled during the year	$30.53-90.97	11.17-82.50	9.33-63.90
Options outstanding at end of year	$11.33-90.97	9.33-90.97	9.33-74.93
Options exercisable at end of year	$11.33-90.97	9.33-74.93	9.33-65.02

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

  Summarized information about stock options outstanding and exercisable at December 31, 2005, is as follows:

	Outstanding			Exercisable
Exercise price range	Number of Shares	Average Life (1)	Average Price (2)	Number of Shares	Average Price (2)
Under $30.53	392	4.15	$24.79	303	$23.15
$30.69-48.50	437	6.34	44.93	169	39.87
$49.09-63.14	408	6.40	60.79	216	60.48
$63.90-73.45	519	7.61	70.31	156	68.11
$73.54-88.33	510	9.20	86.51	12	83.21
$89.46-90.97	10	9.17	90.42	1	90.97
Total	2,276	6.91	59.60	857	44.96

(1)     Weighted-average contractual life remaining in years.
(2)     Weighted-average exercise price.

      The Company's Board of Directors has authorized the repurchase of up to 15,000 shares of its outstanding common stock. For the year ended December 31, 2005, a total of approximately 186 shares of the Company's common stock were purchased at an aggregate cost of approximately $14,521. Since the inception of the program, a total of approximately 11,393 shares have been repurchased at an aggregate cost of approximately $326,063. All of these repurchases have been financed through the Company's operations and banking arrangements. On October 31, 2005, the Company entered into an agreement to issue approximately 585 shares to certain Unilin officers at $81.00 per share for an aggregate purchase price of $47,429. These shares were issued in November 2005. The securities were issued in reliance on the exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

(12) Employee Benefit Plans

      The Company has a 401(k) retirement savings plan (the "Mohawk Plan") open to substantially all of its employees within the Mohawk and Dal-Tile segments who have completed 90 days of eligible service. For the Mohawk segment, the Company contributes $0.50 for every $1.00 of employee contributions up to a maximum of 4% of the employee's salary and an additional $0.25 for every $1.00 of employee contributions in excess of 4% of the employee's salary up to a maximum of 6%. For the Dal-Tile segment, the Company contributes $.50 for every $1.00 of employee contributions up to a maximum of 6% of the employee's salary. Employee and employer contributions to the Mohawk Plan were $38,322 and $15,118 in 2005, $35,440 and $13,896 in 2004, and $28,807 and $10,995 in 2003, respectively. The Company also made a discretionary contribution to the Mohawk Plan of approximately $5,710, $5,214 and $4,595 in 2005, 2004 and 2003, respectively. The Unilin segment also has a defined contribution plan that covers certain employees in the United States of America.  Eligible employees may elect to contribute a portion of their annual salary subject to a certain maximum each year. The Company's matching of employee contributions is discretionary and is set each year by the Company. The Company's match was approximately $40 for the two-month period ended December 31, 2005.

     Unilin has various pension plans covering most of its employees in Belgium, France and The Netherlands. Benefits under those plans typically depend on compensation and years of service. Unilin does not provide other postretirement benefits. The pension plans are funded in accordance with local regulations. In The Netherlands, some plans participate in multi-employer pension plans which have been treated as defined contribution plans. The Company uses a December 31 measurement date for its plans.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

     The plan assets for the defined benefit plans are invested 100% in insurance contracts. Since the insurance companies primarily invest in bonds, the long term expected rate of return reflects the yield of the bonds. A discount rate of 4.18% has been established by reference to the return on AA corporate bonds, an expected rate of return has been set equal to the discount rate and a rate of compensation increase of 3.45% is based on the Company's experience.

     The accumulated benefit obligation for Unilin's defined benefit plans was $14,345 at December 31, 2005. The assets, projected benefit obligation and accumulated benefit obligation for the pension plans with accumulated benefit obligations in excess of the plans' assets were $12,115, $15,194 and $13,468 respectively, as of December 31, 2005.

(13) Income Taxes

       Following is a summary of income from continuing operations before income taxes for United States and foreign operations:

	2005	2004	2003

United States	$545,427	568,824	483,997
Foreign	11,594	8,565	4,437
Income before income taxes.	$557,021	577,389	488,434

      Income tax expense (benefit) for the years ended December 31, 2005, 2004 and 2003, consists of the following:

	Current	Deferred	Total
2005:
U.S. federal	$183,807	3,320	187,127
State and local	15,147	(1,395)	13,752
Foreign	11,555	(13,608)	(2,053)
	$210,509	(11,683)	198,826
2004:
U.S. federal	$158,704	32,541	191,245
State, local and other	11,363	6,159	17,522
	$170,067	38,700	208,767
2003:
U.S. federal	$132,849	38,696	171,545
State, local and other	10,661	(3,921)	6,740
	$143,510	34,775	178,285

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

      Income tax expense attributable to earnings before income taxes differs from the amounts computed by applying the U.S. statutory federal income tax rate to earnings before income taxes as follows:

	2005	2004	2003
Computed "expected" tax expense	$194,958	202,087	170,952
State and local income taxes, net of federal
income tax benefit	4,367	11,675	5,071
Foreign income taxes	(589)	(892)	2,495
Change in valuation allowance	(1,351)	(1,821)	(2,312)
Other, net	1,441	(2,282)	2,079
	$198,826	208,767	178,285

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004, are presented below:

	2005	2004
Deferred tax assets:
Accounts receivable	$20,147	32,008
Inventories	(4,969)	9,641
Federal and state net operating losses and credits	44,620	40,551
Accrued expenses	99,836	62,767
Valuation allowance.	(32,180)	(33,531)
Gross deferred tax assets	127,454	111,436

Deferred tax liabilities:
Plant and equipment	(302,552)	(129,287)
Intangibles	(325,183)	(83,545)
Other liabilities	(56,069)	(35,054)
Gross deferred tax liabilities	(683,804)	(247,886)
Net deferred tax liability (1)	$(556,350)	(136,450)

(1) This amount includes $25,114 of non-current deferred tax assets which are in other assets and $5,111 current deferred tax liabilities which are included in other accrued expenses in the consolidated balance sheet.

      Based upon the expected reversal of deferred tax liabilities and the level of historical and projected taxable income over periods in which the deferred tax assets are deductible, the Company's management believes it is more likely than not the Company will realize the benefits of these deductible differences.

      The Company does not provide for U.S. federal and state income taxes on the cumulative undistributed earnings of its foreign subsidiaries because such earnings are reinvested and will continue to be reinvested indefinitely.  At December 31, 2005 and 2004, the Company had not provided federal income taxes on earnings of approximately $56,763 and $48,172 from its foreign subsidiaries. Should these earnings be distributed in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes in various international jurisdictions.  These taxes would be partially offset by U.S. foreign tax credits.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

      The American Jobs Act of 2004 ("The Jobs Act") was enacted on October 22, 2004.  The new law made numerous and substantive changes in the taxation of foreign and domestic-sourced income, including provisions for a lower tax rate on repatriated foreign earnings.   The Company has completed its analysis of the relevant provisions of The Jobs Act and has determined that there is no impact on the Company's consolidated financial statements.

      As of December 31, 2005 and 2004, the Company had state net operating loss carryforwards, state tax credits and Mexican asset tax credits with potential tax benefits of approximately $44,600 and $40,600, respectively, net of federal income tax benefit. Because the Company generates more state tax credits on an annual basis in certain jurisdications than the related state taxable income, it is the Company's opinion that it is more likely than not that the benefit of these deferred tax assets related to state tax credits and certain state net operating losses will not be realized. Accordingly, a valuation allowance of approximately $32,180 and $33,531 has been recorded for the years ended December 31, 2005 and 2004, respectively. For 2005, the valuation allowance decreased by $1,351 primarily as a result of a Mexican tax credit benefit recognized in the current year, net of an increase in the state valuation allowance in various state jurisdictions. The Company has determined that these credits and losses may not be utilized before they expire.

      In the normal course of business, the Company's tax returns are subject to examination by various taxing authorities.  Such examinations may result in future tax and interest assessments by these taxing authorities, and the Company has accrued a liability when it believes it is probable that it will be assessed.  Differences between the estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material adverse effect on the Company's consolidated financial position but could possibly be material to the Company's consolidated results of operations or cash flow of any one period.

(14) Commitments and Contingencies

      The Company is obligated under various operating leases for office and manufacturing space, machinery, and equipment.

      Future minimum lease payments under non-cancelable capital and operating leases (with initial or remaining lease terms in excess of one year) as of December 31:

	Capital	Operating	Total Future Payments
2006	$18,382	93,553	111,935
2007	14,381	75,247	89,628
2008	11,670	61,973	73,643
2009	4,597	51,558	56,155
2010	1,223	37,064	38,287
Thereafter	1,687	103,116	104,803
Total payments	51,940	422,511	474,451
Less amount representing interest	(3,636)
Present value of capitalized lease payments	$48,304

      Rental expense under operating leases was $99,697, $87,659 and $78,007 in 2005, 2004 and 2003, respectively.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

      The Company has approximately $40,958 and $36,693 as of December 31, 2005 and 2004 in standby letters of credit for various insurance contracts and commitments to foreign vendors that expire within two years. In addition, at December 31, 2005, the Company guaranteed approximately $72,040 for VAT and building leases related to its operating facilities in France.

      The Company is involved in routine litigation from time to time in the regular course of its business. Except as noted below, there are no material legal proceedings pending or known to be contemplated to which the Company is a party or to which any of its property is subject.

      In Shirley Williams, et al vs. Mohawk Industries, Inc, four plaintiffs filed a purported class action lawsuit in January 2004, in the United States District Court for the Northern District of Georgia, alleging that they are former and current employees of the Company and that the actions and conduct of the Company, including the employment of persons who are not permitted to work in this country, have damaged them and the other members of the purported class by suppressing the wages of our hourly employees in Georgia. The plaintiffs seek a variety of relief, including (a) treble damages; (b) return of any allegedly unlawful profits; and (c) attorney's fees and costs of litigation. In February 2004, the Company filed a Motion to Dismiss the Complaint, which was denied by the Northern District in April 2004. The Company then sought and obtained permission to file an immediate appeal of the Northern District's decision to the United States Court of Appeals for the 11th Circuit. In June 2005, the 11th Circuit reversed in part and affirmed in part the lower court's decision (Williams v. Mohawk Industries, Inc., 411 F.3d 1252 (11th Cir. 2005)). In June 2005, the Company filed a motion requesting review by the full 11th Circuit, which was denied in August 2005. In October 2005, the Company filed a petition for certiorari with the United States Supreme Court, which petition was granted in December of 2005. The Company believes it has meritorious defenses and intends to continue vigorously defending itself against this action.

     The Company believes that adequate provisions have been made for all pending litigation for probable losses with respect to the resolution of all claims and pending litigation and that the ultimate outcome of these actions will not have a material adverse effect on its financial condition but could have a material effect on its results of operations in a given quarter or year.

      The Company is subject to various federal, state, local and foreign environmental health and safety laws and regulations, including those governing air emissions, wastewater discharges, the use, storage, treatment and disposal of solid and hazardous materials, and the cleanup of contamination associated therewith. Because of the nature of the Company's business, the Company has incurred, and will continue to incur, costs relating to compliance with such laws and regulations. The Company is involved in various proceedings relating to environmental matters and is currently engaged in environmental investigation, remediation and post-closure care programs at certain sites. The Company has provided accruals for such activities that it has determined to be both probable and reasonably estimable. The Company does not expect that the ultimate liability with respect to such activities will have a material adverse effect on its operations, but may have an effect on a given quarter or annual period.

      On October 31, 2005, the Company entered into a Discounted Stock Purchase Agreement (the "DSPA") with certain members of the Unilin management team (the "Unilin Management"). Under the terms of the DSPA the Company will be obligated to make cash payments to the Unilin Management in the event that certain performance goals are satisfied. In each of the years in the five-year period ended December 31, 2010, the Unilin Management can earn amounts, in the aggregate, equal to the average value of 35,133 shares of the Company's common stock over the 20 trading day period ending on December 31 of the prior year.  Any failure in a given year to reach the performance goals may be rectified, and consequently the amounts payable with respect to achieving such criteria may be made, in any of the other years.

     In the normal course of business, the Company has entered into various European collective bargaining agreements with its workforce, either locally or within its industry sector. Historically, the Company and its industry have maintained favorable relationships with its workforce and expect to do so in the future.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(15) Consolidated Statements of Cash Flows Information

Supplemental disclosures of cash flow information are as follows:

	2005	2004	2003
Net cash paid during the year for:
Interest	$61,468	60,744	61,424
Income taxes	$191,601	226,227	139,914

Supplemental schedule of non-cash
investing and financing activities:
Fair value of assets acquired in acquisitions	$3,375,605	16,236	407,320
Liabilities assumed in acquisitions	(762,076)	(1,238)	(23,199)
	$2,613,529	14,998	384,121

(16) Segment Reporting

      The Company has three reporting segments, the Mohawk segment, the Dal-Tile segment, and the Unilin segment.  The Mohawk segment (an aggregation of the Mohawk Flooring reporting unit and the Mohawk Home reporting unit) manufactures, sources, markets and distributes its product lines, which include carpet, rugs, pad, ceramic tile, hardwood, resilient and laminate through independent floor covering retailers, home centers, mass merchandisers, department stores, commercial dealers and commercial end users. The Dal-Tile segment product lines include ceramic tile, porcelain tile and stone products sold through tile and flooring retailers, contractors, independent distributors and home centers.  The Unilin segment, which is headquartered in Belgium, is a leading manufacturer, distributor and marketer of laminate flooring, insulated roofing and other wood panels in Europe and the United States. Unilin sells its laminate flooring products through independent distributors and specialty stores in Europe and the United States, as well as through traditional retailers in France, Belgium and The Netherlands and, in some circumstances, under private label names.

      Amounts disclosed for each segment are prior to any elimination or consolidation entries. Corporate general and administrative expenses attributable to each segment are estimated and allocated accordingly. Segment performance is evaluated based on operating income. No single customer accounted for more than 5% of net sales for the years ended December 31, 2005, 2004 and 2003. In addition, inter-segment net sales were not significant during these periods. The increase from 2005 compared to 2004 is primarily a result of the acquisition of Unilin.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Segment information is as follows:

	2005	2004	2003
Net sales:
Mohawk	$4,716,659	4,368,831	3,730,845
Dal-Tile	1,734,781	1,511,541	1,268,536
Unilin	168,814	-	-
Corporate and eliminations	(155)	-	-
	$6,620,099	5,880,372	4,999,381

Operating income:
Mohawk	$381,699	424,256	364,040
Dal-Tile	260,194	219,831	187,245
Unilin	(5,162)	-	-
Corporate and eliminations	(9,459)	(8,497)	(9,256)
	$627,272	635,590	542,029

Depreciation and amortization:
Mohawk	$91,452	89,479	78,450
Dal-Tile	31,731	29,210	24,638
Unilin	22,367	-	-
Corporate and eliminations	3,779	4,399	3,527
	$149,329	123,088	106,615

Capital expenditures (excluding acquisitions):
Mohawk	$153,238	66,563	55,587
Dal-Tile	84,363	38,720	57,856
Unilin	6,207	-	-
Corporate and eliminations	3,498	1,318	1,188
	$247,306	106,601	114,631

Assets:
Mohawk	$2,424,983	2,285,025
Dal-Tile	2,207,514	2,063,195
Unilin	3,263,248	-
Corporate and eliminations	95,778	54,898
	$7,991,523	4,403,118

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

	2005	2004	2003
Geographic net sales:
North America	$6,489,511	5,880,372	4,999,381
Europe	130,588	-	-
	$6,620,099	5,880,372	4,999,381

Long-lived assets (1):
North America	$2,951,681	2,282,681
Europe	1,481,010	-
	$4,432,691	2,282,681

(1) Long-lived assets are composed of net property plant and equipment and goodwill.

(17) Quarterly Financial Data (Unaudited)

      The supplemental quarterly financial data are as follows:

		Quarters	Ended
	April 2,	July 2,	October 1,	December 31,
	2005	2005	2005	2005
Net sales	$1,493,222	1,624,692	1,697,634	1,804,551
Gross profit	384,702	431,509	451,868	455,055
Net earnings	70,020	93,811	108,652	85,712
Basic earnings per share	1.05	1.40	1.62	1.27
Diluted earnings per share	1.03	1.39	1.61	1.26

		Quarters	Ended
	April 3,	July 3,	October 2,	December 31,
	2004	2004	2004	2004
Net sales	$1,389,725	1,485,897	1,529,651	1,475,099
Gross profit	365,546	403,319	436,053	415,923
Net earnings	66,307	87,158	112,687	102,470
Basic earnings per share	1.00	1.31	1.69	1.54
Diluted earnings per share	0.98	1.29	1.67	1.52
58

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

Management's Report on Internal Control over Financial Reporting

      The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). The Company's management assessed the effectiveness of its internal control over financial reporting as of December 31, 2005. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. The Company has excluded from the scope of its assessment of internal control over financial reporting as of December 31, 2005, Unilin Flooring BVBA, Unilin Holding Inc., and their subsidiaries (the Unilin Group), which businesses were acquired on October 31, 2005 and whose financial statements reflect total assets constituting approximately 14% (excluding goodwill and identified intangible assets of approximately 27%) and revenues of approximately 3% of the company's related consolidated financial statements as of and for the year ended December 31, 2005. The Company's management has concluded that, as of December 31, 2005, its internal control over financial reporting is effective based on these criteria. The Company's independent registered public accounting firm, KPMG LLP, has issued an attestation report on management's assessment of the Company's internal control over financial reporting, which is included herein.

Changes in Internal Control Over Financial Reporting

      Except for the implementation of a financial consolidation system designed to facilitate the production of consolidated financial statements, including the recently acquired Unilin operations, there were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Limitations on the Effectiveness of Controls

      The Company's management, including its Chief Executive Officer and Chief Financial Officer, does not expect that the Company's disclosure controls and procedures or the Company's internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Item 9B. Other Information

      None.

PART III

Item 10. Directors and Executive Officers of the Registrant

      The information required by this item is incorporated by reference to information contained in the Company's Proxy Statement for the 2006 Annual Meeting of Stockholders under the following headings: "Election of Directors-Director, Director Nominee and Executive Officer Information"; "-Nominees for Director"; "-Continuing Directors"; "-Executive Officers"; "-Section 16(a) Beneficial Ownership Reporting Compliance" and "-Audit Committee". The Company has adopted the Mohawk Industries, Inc. Standards of Conduct and Ethics, which applies to all of its directors, officers and employees. The standards of conduct and ethics are publicly available on our website at http://mohawkind.com and will be made available in print to any stockholder who requests them. If the Company makes any substantive amendments to the standards of conduct and ethics, or grants any waiver, including any implicit waiver, from a provision of the standards required by regulations of the Commission to apply to the Company's chief executive officer, chief financial officer or chief accounting officer, the Company will disclose the nature of the amendment or waiver on its website. The Company may elect to also disclose the amendment or waiver in a report on Form 8-K filed with the SEC. The Company has adopted the Mohawk Industries, Inc. Board of Directors Corporate Governance Guidelines, which are publicly available on the Company's website and will be made available to any stockholder who requests it.

Item 11. Executive Compensation

      The information required by this item is incorporated by reference to information contained in the Company's Proxy Statement for the 2006 Annual Meeting of Stockholders under the following headings: "Executive Compensation and Other Information-Summary of Cash and Certain Other Compensation," "-Option Grants," "-Option Exercises and Holdings," "-Pension Plans," "-Certain Relationships and Related Transactions," and "Election of Directors-Meetings and Committees of the Board of Directors."

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by this item is incorporated by reference to information contained in the Company's Proxy Statement for the 2006 Annual Meeting of Stockholders under the following headings: "Executive Compensation and Other Information," "-Equity Compensation Plan Information" and "-Principal Stockholders of the Company."

Item 13. Certain Relationships and Related Transactions

      The information required by this item is incorporated by reference to information contained in the Company's Proxy Statement for the 2006 Annual Meeting of Stockholders under the following heading: "Executive Compensation and Other Information-Certain Relationships and Related Transactions."

Item 14. Principal Accountant Fees and Services

      The information required by this item is incorporated by reference to information contained in the Company's Proxy Statement for the 2006 Annual Meeting of Stockholders under the following heading: "Principal Accountant Fees and Services."

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

*3.1	Restated Certificate of Incorporation of Mohawk, as amended. (Incorporated herein by reference to Exhibit 3.1 in Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)
*3.2	Restated Bylaws of Mohawk, as amended. (Incorporated herein by reference to Exhibit 3.1 in Mohawk's Report on Form 8-K dated February 23, 2006.)
*4.1

     See Article 4 of the Restated Certificate of Incorporation of Mohawk. (Incorporated herein by reference to Exhibit 3.1 in Mohawk's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

*4.2	See Articles 2, 6, and 9 of the Restated Bylaws of Mohawk, as amended. (Incorporated herein by reference to Exhibit 3.1 in Mohawk's Current Report on Form 8-K dated February 23, 2006.)
*4.3

     Indenture, dated as of April 2, 2002 between Mohawk Industries, Inc. and Wachovia Bank, National Association, as Trustee (Incorporated herein by reference to Exhibit 4.1 in Mohawk's Registration Statement on Form S-4, Registration No. 333-86734, as filed April 22, 2002.)

*4.4

    Indenture dated as of January 9, 2006, between Mohawk Industries, Inc. and SunTrust Bank, as trustee. (Incorporated herein by reference to Exhibit 4.4 in Mohawk's Registration Statement on Form S-3, Registration Statement No. 333-130910.)

*4.5

    First Supplemental Indenture, dated as of January 17, 2006, by and between Mohawk Industries, Inc., and SunTrust Bank, as trustee. (Incorporated by reference to Exhibit 4.1 in Mohawk's Current Report on form 8-K dated January 17, 2006.)

*10.1

    Five Year Credit Agreement dated as of October 28, 2005, by and among Mohawk Industries, Inc., each of the Banks party thereto from time to time, and Wachovia Bank, National Assocation, as Administrative Agent.  (Incorporated by reference to Exhibit 10.3 of Mohawk's Current Report on form 8-K dated as of October 28, 2005.)

*10.2

     Five Year Credit Agreement dated as of November 8, 2005, by and among Mohawk International Holdings S.a.r.l, each of the Banks party thereto from time to time, and KBC Bank, N.V., as Administrative Agent. (Incorporated herein by reference to Exhibit 10.1 in Mohawk's Current Report on form 8-K dated as of November 9, 2005.)

*10.3

     Registration Rights Agreement by and among Mohawk, Citicorp Investments, Inc., ML‑Lee Acquisition Fund, L.P. and Certain Management Investors. (Incorporated herein by reference to Exhibit 10.14 of Mohawk's Registration Statement on Form S‑1, Registration No. 33‑45418.)

*10.4

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

61

*10.5

     Registration Rights Agreement by and among Mohawk and the former shareholders of Aladdin. (Incorporated herein by reference to Exhibit 10.32 of Mohawk's Annual Report on Form 10‑K for the fiscal year ended December 31, 1993.)

*10.6

     Waiver Agreement between Alan S. Lorberbaum and Mohawk dated as of March 23, 1994 to the Registration Rights Agreement dated as of February 25, 1994 between Mohawk and those other persons who are signatories thereto. (Incorporated herein by reference to Exhibit 10.3 of Mohawk's Quarterly Report on Form 10‑Q for the quarter ended July 2, 1994.)

*10.7

     Amended and Restated Receivables Purchase and Sale Agreement, dated as of August 4, 2003, among Mohawk Carpet Distribution, L.P. and Dal-Tile Corporation, as originators, and Mohawk Factoring, Inc. (Incorporated herein by reference to Exhibit 10.3 of Mohawk's Quarterly Report on Form 10-Q for the period ended September 27, 2003.)

*10.8

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

*10.10

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

*10.13

     Discounted Stock Purchase Agreement dated October 31, 2005, by and between Mohawk Industries, Inc. and Paul De Cock, Bernard Thiers, Marc Van Canneyt and Paul De Fraeye. (Incorporated herein by reference to Mohawk's Current Report on form 8-K dated October 28, 2005.)

Exhibits Related to Executive Compensation Plans, Contracts and other Arrangements:
*10.14

     Management Agreement dated October 31, 2005, by and between Unilin Flooring BVBA and Frans De Cock. (Incorporated herein by reference to Exhibit 10.1 of Mohawk's Current Report on form 8-K dated October 28, 2005.)

*10.15

     Employment Agreement dated November 15, 2005, by and between Mohawk Industries, Inc. and W. Christopher Wellborn. (Incorporated herein by reference to Exhibit 99.1 of Mohawk's Current Report on form 8-K dated November 14, 2005.)

*10.16	Mohawk Carpet Corporation Retirement Savings Plan, as amended. (Incorporated herein by reference to Exhibit 10.1 of Mohawk's Registration Statement on Form S‑1, Registration No. 33‑45418.)
*10.17

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

62

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

       21          Subsidiaries of the Registrant.
       23.1       Consent of Independent Registered Public Accounting Firm (KPMG)
       23.2       Consent of Independent Registered Public Accounting Firm (BDO).
       31.1       Certification Pursuant to Rule 13a-14(a).
       31.2       Certification Pursuant to Rule 13a-14(a).
       32.1       Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
       32.2       Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Indicates exhibit incorporated by reference.

63

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                  Mohawk Industries, Inc.

Dated: March 15, 2006	By: /s/: JEFFREY S. LORBERBAUM
Jeffrey S. Lorberbaum,
Chairman and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 15, 2006	/s/: JEFFREY S. LORBERBAUM
Jeffrey S. Lorberbaum,
Chairman and Chief Executive Officer
(principal executive officer)

Dated: March 15, 2006	/s/: FRANK H. BOYKIN
Frank H. Boykin,
Chief Financial Officer and Vice President‑Finance
(principal financial officer)

Dated: March 15, 2006	/s/: MICHEL S. VERMETTE
Michel S. Vermette,
Vice President and Corporate Controller
(principal accounting officer)

Dated: March 15, 2006	/s/: LEO BENATAR
Leo Benatar,
Director

Dated: March 15, 2006	/s/: Phyllis O. BONANNO
Phyllis O. Bonanno,
Director

Dated: March 15, 2006	/s/: BRUCE C. BRUCKMANN
Bruce C. Bruckmann,
Director

Dated: March 15, 2006	/s/: FRANS DE COCK
Frans De Cock,
Director

Dated: March 15, 2006	/s/:
John F. Fiedler,
Director

Dated: March 15, 2006	/s/: DAVID L. KOLB
David L. Kolb,
Director
64

Dated: March 15, 2006	/s/: LARRY W. MCCURDY
Larry W. McCurdy,
Director

Dated: March 15, 2006	/s/: ROBERT N. POKELWALDT
Robert N. Pokelwaldt,
Director

Dated: March 15, 2006	/s/: S. H. SHARPE
S. H. Sharpe,
Director

Dated: March 15, 2006	/s/: W. CHRISTOPHER WELLBORN
W. Christopher Wellborn,
Director
65