Form 10-Q
period 2006-05-09
MOHAWK INDUSTRIES INC
filed 2006-05-09
CIK 851968

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q

                               [Mark One]

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2006

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [   ]

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

      Large accelerated filer [ x ] Accelerated filer [   ] Non-accelerated filer [   ]

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [   ] No [ x ]

      The number of shares outstanding of the issuer's classes of capital stock as of May 4, 2006, the latest practicable date, is as follows: 67,691,752 shares of Common Stock, $.01 par value.

MOHAWK INDUSTRIES, INC.

INDEX

.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
(In thousands)
(Unaudited)

	April 1, 2006	December 31, 2005

Current assets:

Cash and cash equivalents	$82,174	134,585

Receivables	948,229	848,666

Inventories	1,186,626	1,166,913

Prepaid expenses	140,194	140,789

Deferred income taxes	34,857	49,534
Total current assets	2,392,080	2,340,487

Property, plant and equipment, at cost	2,877,255	2,824,837
Less accumulated depreciation and
amortization	1,054,831	1,014,109

Net property, plant and equipment	1,822,424	1,810,728

Goodwill	2,642,389	2,621,963

Tradenames	630,402	622,094

Other intangible assets	542,734	552,003

Other assets	30,704	44,248

	$8,060,733	7,991,523

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY
(In thousands, except per share data)
(Unaudited)

	April 1, 2006	December 31, 2005

Current liabilities:

Current portion of long-term debt	$100,156	113,809
Accounts payable and accrued expenses	1,033,726	998,105
Total current liabilities	1,133,882	1,111,914

Deferred income taxes	594,489	625,887
Long-term debt, less current portion	3,148,000	3,194,561
Other long-term liabilities	33,531	32,041
Total liabilities	4,909,902	4,964,403

Stockholders' equity:
Preferred stock, $.01 par value; 60 shares
authorized; no shares issued	-	-
Common stock, $.01 par value; 150,000 shares
authorized; 78,642 and 78,478 shares issued
in 2006 and 2005, respectively	786	785
Additional paid-in capital	1,135,032	1,123,991
Retained earnings	2,339,698	2,268,578
Accumulated other comprehensive income, net	(6,019)	(47,433)
	3,469,497	3,345,921
Less treasury stock at cost; 10,976 and 10,981
shares in 2006 and 2005, respectively	318,666	318,801
Total stockholders' equity	3,150,831	3,027,120

	$8,060,733	7,991,523

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	April 1, 2006	April 2, 2005

Net sales	$1,925,106	1,493,222

Cost of sales	1,422,096	1,108,520
Gross profit	503,010	384,702

Selling, general and administrative expenses	352,443	261,072
Operating income	150,567	123,630

Other expense (income):
Interest expense	40,335	11,876
Other expense	3,826	2,727
Other income	(1,099)	(723)
	43,062	13,880

Earnings before income taxes	107,505	109,750

Income taxes	36,385	39,730

Net earnings	$71,120	70,020

Basic earnings per share	$1.05	1.05

Weighted-average common shares outstanding	67,564	66,804

Diluted earnings per share	$1.04	1.03

Weighted-average common and dilutive potential
common shares outstanding	68,079	67,692

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Three Months Ended
	April 1, 2006	April 2, 2005

Cash flows from operating activities:
Net earnings	$71,120	70,020
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Depreciation and amortization	64,853	32,265
Deferred income taxes	(1,249)	-
Loss on disposal of property, plant
and equipment	1,455	74
Tax benefit on exercise of stock awards	-	1,899
Excess tax benefit from stock-based compensation	(1,753)	-
Stock based compensation expense	2,750	-
Changes in operating assets and liabilities,
net of effects of acquisition:
Receivables	(91,241)	(69,705)
Inventories	(18,248)	(113,866)
Accounts payable and accrued expenses	74,179	128,058
Other assets and prepaid expenses	3,224	2,804
Other liabilities	(564)	(848)
Net cash provided by operating activities	104,526	50,701

Cash flows from investing activities:
Additions to property, plant and equipment, net	(45,632)	(34,521)
Acquisition	-	(50,606)
Net cash used in investing activities	(45,632)	(85,127)

Cash flows from financing activities:
Net change in short term credit lines	-	(2,838)
Payments on revolving line of credit	(388,294)	-
Proceeds from revolving line of credit	348,173	-
Repayment on bridge loan	(1,400,000)	-
Proceeds from issuance of senior notes	1,387,200	-
Net change in asset securitization borrowings	-	30,000
Payments of other debt	(29,485)	(2)
Excess tax benefit from stock-based compensation	1,753	-
Change in outstanding checks in excess of cash	(38,289)	2,707
Proceeds from stock option exercises	6,279	4,559
Net cash (used in) provided by financing
activities	(112,663)	34,426
Effect of exchange rate changes on
cash and cash equivalents	1,358	-
Net change in cash	(52,411)	-
Cash, beginning of period	134,585	-
Cash, end of period	$82,174	-

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)
(Unaudited)

1.   Interim reporting

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto, and the Company's description of critical accounting policies, included in the Company's 2005 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

2.   Acquisition

      On October 31, 2005 the Company acquired all the outstanding shares of Unilin Holding NV by acquiring Unilin Flooring BVBA, which then purchased Unilin Holding NV. The Company simultaneously acquired all the outstanding shares of Unilin Holding Inc., and its subsidiaries (together with Unilin Flooring BVBA, "Unilin"). Unilin, together with its subsidiaries is a leading manufacturer, distributor and marketer of laminate flooring in Europe and the United States. The total preliminary purchase price of acquiring Unilin, net of cash of $165,709, was Euro 2,110,176, or $2,546,349, based on the prevailing exchange rate at the closing.  The acquisition was accounted for by the purchase method and, accordingly, the results of operations of Unilin have been included in the Company's consolidated financial statements from October 31, 2005.  The purchase price was allocated to the assets acquired and liabilities assumed based upon the estimated fair values at the date of acquisition. Intangibles and property, plant and equipment values were established with the assistance of an independent third party. The excess of the purchase price over the fair value of the net identifiable assets acquired of approximately $1,248,500 was recorded as goodwill. The primary reason for the acquisition was to expand the Company's presence in the laminate flooring market.

      The Company considered whether identifiable intangible assets existed during the purchase price negotiations and during the subsequent purchase allocation period. Accordingly, the Company recognized goodwill, tradenames, patents, customer lists, contingent assets and backlogs.

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

      The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition, excluding cash of $165,709. The Company is in the process of finalizing the valuation and accordingly, the allocation of the purchase price is not yet completed.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)
(Unaudited)

Current assets	$389,091
Property, plant and equipment	774,677
Goodwill	1,248,500
Intangible assets	882,886
Other assets	890
Total assets acquired	3,296,044

Current liabilities	275,214
Long-term debt	32,027
Other liabilities	442,454
Total liabilities assumed	749,695
Net assets acquired	$2,546,349

      Of the $882,886 of acquired intangibles, $356,521 was assigned to registered tradenames that are not subject to amortization.  The remaining acquired intangibles were assigned to customer relationships for $270,709 (7 year weighted average useful life) and patents for $255,656 (12 year weighted average useful life). The $1,248,500 of goodwill is not deductible for tax purposes.

      The following unaudited pro forma financial information presents the combined results of operations of the Company and Unilin as if the acquisition had occurred at the beginning of 2005, after giving effect to certain adjustments, including increased interest expense on debt related to the acquisition, and the amortization of intangible assets. The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company and Unilin constituted a single entity during the period. The following table discloses the pro forma results for the quarter ended April 2, 2005:

Net sales	$1,751,994
Net earnings	68,050
Basic earnings per share	1.02
Diluted earnings per share	1.01

3. Receivables

Receivables are as follows:
	April 1, 2006	December 31, 2005

Customers, trade	$1,015,754	925,714
Other	37,266	25,662
	1,053,020	951,376
Less allowance for discounts, returns, claims
and doubtful accounts	104,791	102,710

Net receivables	$948,229	848,666

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)
(Unaudited)

4. Inventories

The components of inventories are as follows:
	April 1, 2006	December 31, 2005

Finished goods	$762,487	754,664
Work in process	104,697	89,179
Raw materials	319,442	323,070

Total inventories	$1,186,626	1,166,913

      Inventories, included above, in the amount of $789,822 and $764,140 at April 1, 2006 and December 31, 2005, were valued at the lower of LIFO cost or market. If the LIFO method had not been used inventories would have been $62,602 and $48,560 higher than reported at April 1, 2006 and December 31, 2005, which approximates the difference between replacement and carrying value.

5.   Intangible assets and goodwill

      The components of intangible assets are as follows:

	April 1, 2006	December 31, 2005
Carrying amount of amortized intangible assets:
Customer relationships	$326,039	326,039
Patents	256,256	256,256
Effect of translation	2,355	(9,902)
	$584,650	572,393

Accumulated amortization of amortized intangible
assets:
Customer relationships	$25,413	14,720
Patents	15,840	6,998
	41,253	21,718
Effect of translation	663	(1,328)
	$41,916	20,390

Total other intangible assets	$542,734	552,003

Indefinite life intangible assets:
Trade names	628,801	628,801
Effect of translation	1,601	(6,707)
	$630,402	622,094
9

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)
|(Unaudited)

Amortization expense:	Three Months Ended
	April 1, 2006	April 2, 2005

Amortization expense	$ 19,535	1,000

Goodwill consists of the following:
	Mohawk	Dal-Tile	Unilin	Total

Balance as of January 1, 2006	$198,132	1,191,672	1,232,159	2,621,963
Goodwill recognized during the period	-	-	(1,220)	(1,220)
Effect of translation	-	-	21,646	21,646
Balance as of April 1, 2006	198,132	1,191,672	1,252,585	2,642,389

      The change in goodwill within the Unilin reporting unit resulted from adjustments made to the opening balance sheet relating to the Unilin acquisition.

6. Accounts payable and accrued expenses

Accounts payable and accrued expenses are as
follows:
	April 1, 2006	December 31, 2005

Outstanding checks in excess of cash	$59,100	97,389
Accounts payable, trade	398,418	401,543
Accrued expenses	265,687	240,827
Income taxes payable	159,575	121,533
Accrued compensation	150,946	136,813

Total accounts payable and accrued expenses	$1,033,726	998,105

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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	April 1, 2006	April 2, 2005

Balance at beginning of period	$25,988	23,473
Warranty claims paid	(12,976)	(12,434)
Warranty expense	12,226	13,995
Balance at end of period	$25,238	25,034

8.  Comprehensive income

      Comprehensive income is as follows:

	Three Months Ended
	April 1, 2006	April 2, 2005

Net earnings	$71,120	70,020
Other comprehensive income:
Foreign currency translation	43,372	(177)
Unrealized (loss) gain on derivative
instruments, net of income taxes	(1,958)	1,182
Comprehensive income	$112,534	71,025

9.  Stock compensation

      Prior to January 1, 2006, the Company accounted for its stock compensation plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB No. 123, Accounting for Stock-Based Compensation. Accordingly, no stock-based employee compensation cost related to stock options was recognized in the Statement of Operations as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FASB No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FASB No. 123(R). Results for prior periods have not been restated.

      Prior to the adoption of FASB No. 123(R), the company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. FASB No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Accordingly, the Company has classified the excess tax benefit as a financing cash inflow.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)
(Unaudited)

      Under the Company's 2002 Long-Term Incentive Plan ("Plan"), the Company's principal stock compensation plan, stock options may be granted to directors and key employees through 2012 to purchase a maximum of 3,200 shares of common stock. Option awards are generally granted with an exercise price equal to the market price of the Company's common stock on the date of the grant. Those option awards generally vest between three and five years and have a 10-year contractual term. In addition, the Company maintains an employee incentive program that awards restricted stock on the attainment of certain service criteria. The outstanding awards related to these programs and related compensation expense was not significant for the quarters ended April 1, 2006 and April 2, 2005.

      On October 31, 2005, the Company entered into a Discounted Stock Purchase Agreement (the "DSPA") with certain members of the Unilin management team (the "Unilin Management"). Under the terms of the DSPA the Company will be obligated to make cash payments to the Unilin Management in the event that certain performance goals are satisfied. In each of the years in the five-year period ended December 31, 2010, the Unilin Management can earn amounts, in the aggregate, equal to the average value of 35,133 shares of the Company's common stock over the 20 trading day period ending on December 31 of the prior year.  Any failure in a given year to reach the performance goals may be rectified, and consequently the amounts payable with respect to achieving such criteria may be made, in any of the other years. The amount of the liability is measured each period and recognized as compensation expense in the statement of operations.

      The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions to options granted under the Plan in the period presented. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes-Merton option-pricing formula and amortized to expense over the options' vesting periods.

Three Months Ended
April 2, 2005

Net earnings as reported	$70,020
Add: Stock-based employee compensation
included in reported net earnings, net of
related tax effects	-
Deduct: Stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects	(1,955)
Pro forma net earnings	$68,065

Net earnings per common share (basic):
As reported	$1.05
Pro forma	$1.02
Net earnings per common share (diluted):
As reported	$1.03
Pro forma	$1.01

      The fair value of the option award is estimated on the date of grant using the Black-Scholes-Merton valuation model that uses the assumptions noted in the following table. Expected volatility is based on the historical volatility of the Company's common stock and other factors. The Company uses historical data to estimate option exercise and forfeiture rates within the valuation model. Optionees that exhibit similar option exercise behavior are segregated into separate groups within the valuation model. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on U.S. Treasury yields in effect at the time of the grant for the expected term of the award.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)
(Unaudited)

Three Months Ended
	April 1, 2006	April 2, 2005

Dividend yield	-	-
Risk-free interest rate	4.6%	3.9%
Expected volatility	35.3%	38.0%
Expected life (years)	5.4	6.0

       The summary of the Company's Plan as of April 1, 2006, and changes during the period then ended is presented as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Average Intrinsic Value

Options outstanding, beginning
of quarter	2,276	$59.60
Granted	144	83.76
Exercised	(171)	37.77
Forfeited and expired	(11)	67.91
Options outstanding, end of period	2,238	62.78	7.0	$43,733

Vested and expected to
vest at April 1, 2006	2,188	$62.31	7.0	$43,600

Exercisable at April 1, 2006	1,150	$50.24	5.8	$35,492

      The weighted-average grant-date fair value of options granted during the quarter ended April 1, 2006 was $33.90 and $38.19 for the quarter ended April 2, 2005. The total intrinsic value of options exercised during the quarter ended April 1, 2006, was $5,493. Total compensation expense recognized for the three month period ended April 1, 2006, was $2,750 or $1,742, net of tax, which was allocated to selling, general and administrative expenses. If the Company had continued to account for share-based compensation under APB Opinion No. 25, basic and diluted net earnings per share for the quarter ended April 1, 2006 would have been $1.08 and $1.07, respectively.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)
(Unaudited)

      The following table summarizes information about the Company's stock options outstanding at April 1, 2006:

	Outstanding			Exercisable
Exercise price range	Number of Shares	Average Life	Average Price	Number of Shares	Average Price
Under $35.13	389	3.96	$27.36	387	$27.34
$38.73-57.88	388	6.71	49.14	260	48.70
$58-63.90	413	6.03	62.96	303	63.05
$65.02-73.45	388	7.78	72.32	133	72.22
$73.54-88.33	650	9.15	85.90	66	86.85
$89.46-90.97	10	8.92	90.42	1	90.97
Total	2,238	7.01	62.78	1,150	50.24

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

      Dilutive common stock options are included in the diluted EPS calculation using the treasury stock method.  Options to purchase common stock excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive were 1,048 and 7 shares for the three month period ended April 1, 2006 and April 2, 2005, respectively.

	Three Months Ended
	April 1, 2006	April 2, 2005

Net earnings	$71,120	70,020

Weighted-average common and dilutive potential
common shares outstanding:
Weighted-average common shares outstanding	67,564	66,804
Add weighted-average dilutive potential common
shares - options to purchase common shares, net	515	888
Weighted-average common and dilutive potential
common shares outstanding	68,079	67,692

Basic earnings per share	$1.05	1.05

Diluted earnings per share	$ 1.04	1.03

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)
(Unaudited)

11.  Supplemental Condensed Consolidated Statements of Cash Flows Information

	Three Months Ended
	April 1, 2006	April 2, 2005
Net cash paid during the period for:
Interest	$28,086	2,887
Income taxes	$5,990	1,803

12.  Segment reporting

      The Company has three reporting segments, the Mohawk segment, the Dal-Tile segment and the Unilin segment.  The Mohawk segment (an aggregation of the Mohawk Flooring reporting unit and the Mohawk Home reporting unit) designs manufactures, sources, markets and distributes its product lines, which include carpet, rugs, pad, ceramic tile, hardwood, resilient and laminate through independent floor covering retailers, home centers, mass merchandisers, department stores, commercial dealers and commercial end users. The Dal-Tile segment designs manufactures, sources, markets and distributes its product lines that include ceramic tile, porcelain tile and stone products sold through tile and flooring retailers, contractors, independent distributors and home centers.  The Unilin segment, which is headquartered in Belgium, is a leading manufacturer, distributor and marketer of laminate flooring, insulated roofing and other wood panels in Europe and the United States. Unilin sells its laminate flooring products through independent distributors and specialty stores in Europe and the United States, as well as through traditional retailers in France, Belgium and The Netherlands and, in some circumstances, under private label names.

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

Segment information is as follows:	Three Months Ended
	April 1, 2006	April 2, 2005
Net sales:
Mohawk	$1,150,546	1,091,346
Dal-Tile	473,910	401,876
Unilin	302,630	-
Corporate, Eliminations and
Inter-Segment Sales	(1,980)	-
	$1,925,106	1,493,222

Operating income:
Mohawk	$52,279	65,625
Dal-Tile	69,602	58,470
Unilin	40,019	-
Corporate and Eliminations	(11,333)	(465)
	$150,567	123,630
15

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)
(Unaudited)

	As of
	April 1, 2006	December 31, 2005
Assets:
Mohawk	$2,458,587	2,424,983
Dal-Tile	2,257,052	2,207,514
Unilin	3,255,582	3,263,248
Corporate and Eliminations	89,512	95,778
	$8,060,733	7,991,523

13.  Commitments, Contingencies and Other

      The Company is involved in litigation from time to time in the regular course of its business. Except as noted below, there are no material legal proceedings pending or known to be contemplated to which the Company is a party or to which any of its property is subject.

      In Shirley Williams, et al vs. Mohawk Industries, Inc., four plaintiffs filed a purported class action lawsuit in January 2004, in the United States District Court for the Northern District of Georgia, alleging that they are former and current employees of the Company and that the actions and conduct of the Company, including the employment of persons who are not permitted to work in this country, have damaged them and the other members of the purported class by suppressing the wages of the Company's hourly employees in Georgia. The plaintiffs seek a variety of relief, including (a) treble damages; (b) return of any allegedly unlawful profits; and (c) attorney's fees and costs of litigation. In February 2004, the Company filed a Motion to Dismiss the Complaint, which was denied by the Northern District in April 2004. The Company then sought and obtained permission to file an immediate appeal of the Northern District's decision to the United States Court of Appeals for the 11th Circuit. In June 2005, the 11th Circuit reversed in part and affirmed in part the lower court's decision (Williams v. Mohawk Industries, Inc., 411 F.3d 1252 (11th Cir. 2005)). In June 2005, the Company filed a motion requesting review by the full 11th Circuit, which was denied in August 2005. In October 2005, the Company filed a petition for certiorari with the United States Supreme Court, which petition was granted in December 2005. The case was argued before the Supreme Court on April 26, 2006. The Company believes it has meritorious defenses and intends to continue vigorously defending itself against this action.

      The Company believes that adequate provisions have been made for all pending litigation for probable losses with respect to the resolution of all claims and pending litigation and that the ultimate outcome of these actions will not have a material adverse effect on its financial condition but could have a material effect on its results of operations in a given quarter or annual period.

      On January 17, 2006, the Company issued $500,000 aggregate principal amount of 5.750% notes due 2011 and $900,000 aggregate principal amount of 6.125% notes due 2016. The net proceeds from the issuance of these notes were used to pay off a $1,400,000 bridge credit facility entered into in connection with the Unilin acquisition. Interest payable on each series of notes will be increased in the event of a downgrade in the Company's debt rating determined by certain rating agencies. The maximum increase in the event of a downgrade is 2%. If the Company's debt rating subsequently improves, then the interest rates would be reduced accordingly.

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

      The Company has three reporting segments, the Mohawk segment, the Dal-Tile segment and the Unilin segment. The Mohawk segment distributes its product lines, which include carpet, rugs, pad, ceramic tile, hardwood, resilient and laminate, through its network of approximately 53 regional distribution centers and satellite warehouses using its fleet of company-operated trucks, common carrier or rail transportation. The segment product lines are purchased by independent floor covering retailers, home centers, mass merchandisers, department stores, independent distributors, commercial dealers and commercial end users. The Dal-Tile segment product lines include ceramic tile, porcelain tile and stone products distributed through approximately 260 company-operated sales service centers and regional distribution centers using primarily common carriers and rail transportation. The segment product lines are purchased by tile specialty dealers, tile contractors, floor covering retailers, commercial end users, independent distributors and home centers. The Unilin segment manufactures and markets laminate flooring products which are distributed through separate distribution channels consisting of retailers, contractors, commercial users, independent distributors and home centers. The business is organized to address the specific customer needs of each distribution channel.

      The Company reported net earnings of $71.1 million or diluted earnings per share ("EPS") of $1.04, up for the first quarter of 2006 compared to net earnings of $70.0 million or $1.03 EPS for the first quarter of 2005. The increase in EPS resulted primarily from the Unilin acquisition, internal growth and price increases. The increase was offset by an increase in the provision for LIFO over the prior year's first quarter from increased raw material costs, higher energy costs, increased distribution costs and the expensing of stock options.

Results of Operations

Quarter Ended April 1, 2006, as Compared with Quarter Ended April 2, 2005

      Net sales for the quarter ended April 1, 2006 were $1,925.1 million, reflecting an increase of $431.9 million, or approximately 28.9%, from the $1,493.2 million reported in the quarter ended April 2, 2005. The increased net sales are primarily attributable to the Unilin acquisition, internal growth and price increases. The Mohawk segment recorded net sales of $1,150.5 million in the current quarter compared to $1,091.3 million in the first quarter of 2005, representing an increase of $59.2 million or approximately 5.4%. The increase was primarily attributable to price increases. The Dal-Tile segment recorded net sales of $473.9 million in the current quarter, reflecting an increase of $72.0 million or approximately 17.9%, from the $401.9 million reported in the first quarter of 2005. The increase was primarily attributable to internal growth and improved product mix. The Unilin segment recorded net sales of $302.6 million in the current quarter.

      Gross profit for the first quarter of 2006 was $503.0 million (26.1% of net sales) and represented an increase of $118.3 million from gross profit of $384.7 million (25.8% of net sales) for the prior year's first quarter. Gross profit as a percentage of net sales in the current quarter was favorably impacted by the Unilin acquisition, increased prices, and changes in product mix. The increase was offset by an increase in the provision for LIFO, over the prior year's first quarter, from increased raw material costs, higher energy and increased distribution costs caused by increased oil and commodity prices when compared to the first quarter of 2005.

      Selling, general and administrative expenses for the first quarter of 2006 were $352.4 million (18.3% of net sales) compared to $261.1 million (17.5% of net sales) for the prior year's first quarter. The increase in percentage was attributable to the Unilin segment, which has higher selling, general and administrative expenses as a percentage of net sales, and the expensing of stock options during the current quarter when compared to the quarter ended April 2, 2005.

      Operating income for the first quarter of 2006 was $150.6 million (7.8% of net sales) compared to $123.6 million (8.3% of net sales) in the first quarter of 2005. Operating income as a percentage of net sales in the current quarter was unfavorably impacted by the expensing of stock options, an increase in the provision for LIFO, over the prior year's first quarter from increased raw material costs and higher energy costs, offset by selling price increases, and internal growth within the hard surface product categories. Operating income attributable to the Mohawk segment was $52.3 million (4.5% of segment net sales) in the first quarter of 2006 compared to $65.6 million (6.0% of segment net sales) in the first quarter of 2005. Operating income as a percentage of net sales in the current quarter was unfavorably impacted by an increase in the provision for LIFO, over the prior year's first quarter, resulting from increased raw material and energy costs, increased distribution costs resulting from increases in energy costs, offset by selling price increases, and internal growth within hard surface product categories. Operating income attributable to the Dal-Tile segment was $69.6 million (14.7% of segment net sales) in the first quarter of 2006 compared to $58.5 million (14.5% of segment net sales) for the first quarter of 2005. Operating income attributable to the Unilin segment was $40.0 million (13.2% of segment net sales) in the first quarter of 2006.

      Interest expense for the first quarter of 2006 was $40.3 million compared to $11.9 million in the first quarter of 2005. The increase in interest expense was attributable to higher average debt levels as a result of the Unilin acquisition in the current quarter when compared to the first quarter of 2005. In addition, interest rates in the first quarter of 2006 were higher when compared to the first quarter of 2005.

      Income tax expense was $36.4 million, or 33.8% of earnings before income taxes for the first quarter of 2006 compared to $39.7 million or 36.2% of earnings before income taxes for the prior year's first quarter. The decrease in the tax rate is due to the combination of domestic and international tax rates resulting from the Unilin acquisition in the current quarter when compared to the quarter ended April 2, 2005.

Liquidity and Capital Resources

      The Company's primary capital requirements are for working capital, capital expenditures and acquisitions. The Company's capital needs are met primarily through a combination of internally generated funds, bank credit lines, term and senior notes, the sale of trade receivables and credit terms from suppliers.

      Cash flows generated by operations for the first three months of 2006 were $104.5 million compared to $50.7 million for the first three months of 2005. Contributing to the improved cash flow was improved net earnings after adjusting for the incremental depreciation and amortization expense resulting from the Unilin acquisition and improved inventory turns when compared to the prior year's first quarter.

      Net cash used in investing activities for the first three months of 2006 was $45.6 million compared to $85.1 million for the first three months of 2005. Excluding acquisitions, capital expenditures in the current quarter increased over the first quarter of 2005. The increase is due to the expansion of internal capacity within the Mohawk, Dal-Tile and Unilin segments. Capital spending during the remainder of 2006 for the Mohawk, Dal-Tile and Unilin segments combined, excluding acquisitions, is expected to range from $245 million to $265 million, and will be used primarily to purchase equipment and to add manufacturing capacity.

      Net cash used in financing activities for the first three months of 2006 was $112.7 million compared to net cash provided by financing activities of $34.4 million for the same period in 2005. The primary reason for the change was an increase in debt payments during the first three months of 2006 compared to the same period in 2005.

      At April 1, 2006, a total of approximately $548.4 million was available under the senior unsecured credit facilities and the Euro revolving credit facility. The amount used under the senior unsecured credit facilities at April 1, 2006 was $1.1 billion. The amount used under the unsecured credit facilities is composed of $1.0 billion in borrowings, $55.6 million in letters of credit guaranteeing the Company's industrial revenue bonds and $26.0 million in standby letters of credit related to various insurance contracts and foreign vendor commitments.

      On January 17, 2006, the Company issued $500 million aggregate principal amount of 5.750% notes due 2011 and $900 million aggregate principal amount of 6.125% notes due 2016. The net proceeds from the issuance of these notes were used to pay off a $1.4 billion bridge credit facility entered into in connection with the Unilin acquisition. Interest payable on each series of notes will be increased in the event of a downgrade in the Company's debt rating determined by certain rating agencies. The maximum increase in the event of a downgrade is 2%. If the Company's debt rating subsequently improves, then the interest rates would be reduced accordingly.

      The Company has an on-balance sheet trade accounts receivable securitization agreement ("Securitization Facility"). The Securitization Facility allows the Company to borrow up to $350 million based on available accounts receivable. At April 1, 2006, the Company had approximately $40.0 million outstanding secured by trade receivables.

Contractual Obligations

      There have been no significant changes to the Company's contractual obligation as disclosed in the Company's 2005 Annual Report filed on Form 10-K.

Critical Accounting Policies and Estimates

      There were no significant changes to the Company's critical accounting policies and estimates during the period. The Company's critical accounting policies and estimates are described in the Company's 2005 Annual Report filed on Form 10-K.

Impact of Inflation

     Inflation affects the Company's manufacturing costs, distribution costs and operating expenses. The carpet, tile and laminate industry have experienced significant inflation in the prices of raw materials and fuel-related costs beginning in the first quarter of 2005. For the period from 1999 through 2004 the carpet and tile industry experienced moderate inflation in the prices of raw materials and fuel-related costs. In the past, the Company has generally been able to pass along these price increases to its customers and has been able to enhance productivity to help offset increases in costs resulting from inflation in its operations.

Seasonality

     The Company is a calendar year-end company. With respect to its Mohawk and Dal-Tile segments, its results of operations for the first quarter tend to be the weakest.  The second, third and fourth quarters typically produce higher net sales and operating income in these segments.  These results are primarily due to consumer residential spending patterns for floor covering, which historically have decreased during the first two months of each year following the holiday season. The Unilin segment's second and fourth quarters typically produce higher net sales and earnings followed by a moderate first quarter and a weaker third quarter. The third quarter is traditionally the weakest due to the European holiday in late summer.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      The Company's exposures to market risk have not changed significantly since December 31, 2005.

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

      In Shirley Williams, et al vs. Mohawk Industries, Inc., four plaintiffs filed a purported class action lawsuit in January 2004, in the United States District Court for the Northern District of Georgia, alleging that they are former and current employees of the Company and that the actions and conduct of the Company, including the employment of persons who are not permitted to work in this country, have damaged them and the other members of the purported class by suppressing the wages of the Company's hourly employees in Georgia. The plaintiffs seek a variety of relief, including (a) treble damages; (b) return of any allegedly unlawful profits; and (c) attorney's fees and costs of litigation. In February 2004, the Company filed a Motion to Dismiss the Complaint, which was denied by the Northern District in April 2004. The Company then sought and obtained permission to file an immediate appeal of the Northern District's decision to the United States Court of Appeals for the 11th Circuit. In June 2005, the 11th Circuit reversed in part and affirmed in part the lower court's decision (Williams v. Mohawk Industries, Inc., 411 F.3d 1252 (11th Cir. 2005)). In June 2005, the Company filed a motion requesting review by the full 11th Circuit, which was denied in August 2005. In October 2005, the Company filed a petition for certiorari with the United States Supreme Court, which petition was granted in December of 2005. The case was argued before the Supreme Court on April 26, 2006. The Company believes it has meritorious defenses and intends to continue vigorously defending itself against this action.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Mohawk Industries, Inc. Purchases of Equity Securities

Maximum
Number
of
			Total	Shares that
			Number of Shares	May Yet Be
		Average	Purchased as Part	Purchased
	Total Number	Price	of Publicly	Under the
	of Shares	Paid per	Announced Plans	Plans or
Period	Purchased (1)	Share	or Programs	Programs
Opening balance	11,437,564	$28.81	11,437,564	3,562,436
Month #1 (January 1, 2006-
February 4, 2006)	-	-	-	-
Month #2 (February 5, 2006-
March 4, 2006)	-	-	-	-
Month #3 (March 5, 2006-
April 1, 2006)	-	-	-	-
Total	11,437,564	$28.81	11,437,564	3,562,436

(1)   The total number of shares repurchased includes an aggregate of 44,874 shares surrended to the Company to satisfy the exercise price and tax withholding obligations in connection with the exercise of stock options.

     On September 29, 1999, the Company announced that its Board of Directors authorized the repurchase of up to 5 million shares of the Company's common stock. On December 16, 1999, the Company announced that the Company's Board of Directors authorized the repurchase of an additional 5 million shares of its common stock under the existing repurchase plan. On May 18, 2000, the Company announced that the Company's Board of Directors authorized the repurchase of an additional 5 million shares of its common stock under the existing repurchase plan. The Company did not repurchase any of its common stock during the first quarter of 2006.

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 5.  Other Information

      None.

Item 6. Exhibits

No.      Description

10.1    Employment Agreement dated November 15, 2005 by and between Mohawk Industries, Inc. and W. Christopher Wellborn.

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

                                                                                          MOHAWK INDUSTRIES, INC.

Dated: May 9, 2006                                                     By: /s/ Jeffrey S. Lorberbaum
                                                                                           JEFFREY S. LORBERBAUM, Chairman, President and
                                                                                           Chief Executive Officer (principal executive officer)

Dated: May 9, 2006                                                      By: /s/ Frank H. Boykin
                                                                                             FRANK H. BOYKIN, Chief Financial Officer,
                                                                                            (principal financial officer)

