Form 10-Q
period 2006-08-07
MOHAWK INDUSTRIES INC
filed 2006-08-09
CIK 851968

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q

                                               [Mark One]

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2006

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

      The number of shares outstanding of the issuer's classes of capital stock as of August 3, 2006, the latest practicable date, is as follows: 67,721,479 shares of Common Stock, $.01 par value.

MOHAWK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
(In thousands)
(Unaudited)

	July 1, 2006	December 31, 2005

Current assets:

Cash and cash equivalents	$73,398	134,585

Receivables	987,626	848,666

Inventories	1,283,931	1,215,427

Prepaid expenses	134,087	140,789

Deferred income taxes	41,427	49,534
Total current assets	2,520,469	2,389,001

Property, plant and equipment, at cost	3,003,763	2,824,837
Less accumulated depreciation and
amortization	1,098,960	1,014,109

Net property, plant and equipment	1,904,803	1,810,728

Goodwill	2,691,910	2,621,963

Tradenames	650,240	622,094

Other intangible assets	546,070	552,003

Other assets	34,319	44,248

	$8,347,811	8,040,037

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY
(In thousands, except per share data)
(Unaudited)

	July 1, 2006	December 31, 2005

Current liabilities:

Current portion of long-term debt	$530,626	113,809
Accounts payable and accrued expenses	1,146,904	998,105
Total current liabilities	1,677,530	1,111,914

Deferred income taxes	617,780	643,283
Long-term debt, less current portion	2,596,412	3,194,561
Other long-term liabilities	36,552	32,041
Total liabilities	4,928,274	4,981,799

Stockholders' equity:
Preferred stock, $.01 par value; 60 shares
authorized; no shares issued	-	-
Common stock, $.01 par value; 150,000 shares
authorized; 78,693 and 78,478 shares issued
in 2006 and 2005, respectively	787	785
Additional paid-in capital	1,140,361	1,123,991
Retained earnings	2,498,330	2,299,696
Accumulated other comprehensive income, net	98,725	(47,433)
	3,738,203	3,377,039
Less treasury stock at cost; 10,976 and 10,981
shares in 2006 and 2005, respectively	318,666	318,801
Total stockholders' equity	3,419,537	3,058,238

	$8,347,811	8,040,037

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	July 1, 2006	July 2, 2005

Net sales	$2,058,123	1,624,692

Cost of sales	1,465,745	1,186,527
Gross profit	592,378	438,165

Selling, general and administrative expenses	369,333	271,020
Operating income	223,045	167,145

Other expense (income):
Interest expense	46,123	12,515
Other expense	4,545	1,991
Other income	(947)	(1,069)
U.S. Customs refund, net	(6,232)	-
	43,489	13,437

Earnings before income taxes	179,556	153,708

Income taxes	60,043	55,628

Net earnings	$119,513	98,080

Basic earnings per share	$1.77	1.47

Weighted-average common shares outstanding	67,693	66,811

Diluted earnings per share	$1.76	1.45

Weighted-average common and dilutive potential
common shares outstanding	68,067	67,504

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)
(Unaudited)

	Six Months Ended
	July 1, 2006	July 2, 2005

Net sales	$3,983,229	3,117,914

Cost of sales	2,874,507	2,289,380
Gross profit	1,108,722	828,534

Selling, general and administrative expenses	721,776	532,092
Operating income	386,946	296,442

Other expense (income):
Interest expense	86,458	24,391
Other expense	8,371	4,718
Other income	(2,046)	(1,792)
U.S. Customs refund, net	(6,232)	-
	86,551	27,317

Earnings before income taxes	300,395	269,125

Income taxes	101,761	97,383

Net earnings	$198,634	171,742

Basic earnings per share	$2.94	2.57

Weighted-average common shares outstanding	67,629	66,807

Diluted earnings per share	$2.92	2.54

Weighted-average common and dilutive potential
common shares outstanding	68,073	67,598

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	July 1, 2006	July 2, 2005

Cash flows from operating activities:
Net earnings	$198,634	171,742
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Depreciation and amortization	134,634	63,762
Deferred income taxes	(15,504)	4,412
Loss on disposal of property, plant
and equipment	4,224	1,224
Tax benefit on exercise of stock awards	-	3,828
Excess tax benefit from stock-based compensation	(2,366)	-
Stock based compensation expense	6,109	-
Changes in operating assets and liabilities,
net of effects of acquisition:
Receivables	(92,332)	(105,908)
Inventories	(55,755)	(105,587)
Accounts payable and accrued expenses	167,049	121,073
Other assets and prepaid expenses	(3,476)	1,369
Other liabilities	1,490	(1,135)
Net cash provided by operating activities	342,707	154,780

Cash flows from investing activities:
Additions to property, plant and equipment, net	(82,659)	(99,353)
Acquisitions	(73,242)	(50,606)
Net cash used in investing activities	(155,901)	(149,959)

Cash flows from financing activities:
Net change in short term credit lines	-	(17,504)
Payments on revolving line of credit	(841,214)	-
Proceeds from revolving line of credit	700,526	-
Repayment on bridge loan	(1,400,000)	-
Proceeds from issuance of senior notes	1,386,841	-
Net change in asset securitization borrowings	130,000	10,000
Payments on term loan	(189,220)	-
Payments of other debt	(30,192)	(2)
Excess tax benefit from stock-based compensation	2,366	-
Change in outstanding checks in excess of cash	(18,649)	10,725
Acquisition of treasury stock	-	(14,521)
Proceeds from stock option exercises	7,638	6,481
Net cash used in financing activities	(251,904)	(4,821)
Effect of exchange rate changes on
cash and cash equivalents	3,911	-
Net change in cash	(61,187)	-
Cash, beginning of period	134,585	-
Cash, end of period	$73,398	-

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

2.   Summary of Significant Accounting Policies

      As of April 2, 2006, the Company changed the method of accounting for its inventory from the last-in, first-out ("LIFO") to the first-in, first-out ("FIFO") method for inventories not on FIFO within its Mohawk segment. All prior periods have been revised to reflect this change. See Note 6 for further discussion.

3.   New Pronouncements

      In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109," which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The provisions of FIN 48 are effective as of the beginning of the Company's 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  The Company is currently evaluating the impact of FIN 48 on the Company's consolidated financial statements.

4.   Acquisition

      On October 31, 2005, the Company acquired all the outstanding shares of Unilin Holding NV by acquiring Unilin Flooring BVBA, which then purchased Unilin Holding NV. The Company simultaneously acquired all the outstanding shares of Unilin Holding Inc., and its subsidiaries (together with Unilin Flooring BVBA, "Unilin"). Unilin, together with its subsidiaries, is a leading manufacturer, distributor and marketer of laminate flooring in Europe and the United States. The total purchase price of acquiring Unilin, net of cash of $165,709, was Euro 2,110,176, or $2,546,349, based on the prevailing exchange rate at the closing.  The acquisition was accounted for by the purchase method and, accordingly, the results of operations of Unilin have been included in the Company's consolidated financial statements from October 31, 2005.  The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based upon the estimated fair values at the date of acquisition. Intangibles and property, plant and equipment values were established with the assistance of an independent third party. The excess of the purchase price over the fair value of the net identifiable assets acquired of approximately $1,246,385 was recorded as goodwill. The primary reason for the acquisition was to expand the Company's presence in the laminate flooring market.

      The Company considered whether identifiable intangible assets existed during the purchase price negotiations and during the subsequent purchase allocation period. Accordingly, the Company recognized trade names, patents, customer lists, contingent assets and backlogs.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

      In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), goodwill recorded in connection with the Unilin acquisition will not be amortized. Additionally, the Company determined that the tradenames intangible assets have indefinite useful lives because they are expected to generate cash flows indefinitely. Goodwill and the tradenames intangible assets are subject to annual impairment testing.

      The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition, excluding cash of $165,709. The Company is in the process of finalizing the valuation and accordingly, the allocation of the purchase price is not yet completed.

Current assets	$391,507
Property, plant and equipment	774,677
Goodwill	1,246,385
Intangible assets	882,886
Other assets	890
Total assets acquired	3,296,345

Current liabilities	275,214
Long-term debt	32,027
Other liabilities	442,755
Total liabilities assumed	749,996
Net assets acquired	$2,546,349

      Of the $882,886 of acquired intangibles, $356,521 was assigned to registered tradenames that are not subject to amortization.  The remaining acquired intangibles were assigned to customer relationships for $270,709 (7 year weighted average useful life) and patents for $255,656 (12 year weighted average useful life). The $1,246,385 of goodwill is not deductible for tax purposes.

      The following unaudited pro forma financial information presents the combined results of operations of the Company and Unilin as if the acquisition had occurred at the beginning of 2005, after giving effect to certain adjustments, including increased interest expense on debt related to the acquisition, and the amortization of intangible assets. The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company and Unilin constituted a single entity during the period. The following table discloses the pro forma results for the three and six month periods ended July 2, 2005:

	Three Months Ended	Six Months Ended

Net sales	$1,922,996	3,674,990
Net earnings	101,856	173,854
Basic earnings per share	1.52	2.60
Diluted earnings per share	1.51	2.57

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

5. Receivables

Receivables are as follows:
	July 1, 2006	December 31, 2005

Customers, trade	$1,053,284	925,714
Other	44,440	25,662
	1,097,724	951,376
Less allowance for discounts, returns, claims
and doubtful accounts	110,098	102,710

Net receivables	$987,626	848,666

6. Inventories

The components of inventories are as follows:
	July 1, 2006	December 31, 2005

Finished goods	$825,713	788,037
Work in process	103,718	93,266
Raw materials	354,500	334,124

Total inventories	$1,283,931	1,215,427

       Effective April 2, 2006, the Company changed the method of accounting for all inventories not previously accounted for on the first-in, first-out ("FIFO") method from the last-in, first-out ("LIFO") method to the FIFO method. The Company believes the FIFO method of accounting for inventory costs is preferable because it provides a better measure of the current value of its inventory and provides a better matching of manufacturing costs with revenues. The change will also result in the application of a single costing method to all of the Company's inventories. As a result, all inventories are stated at the lower of cost, determined on a FIFO basis, or market. In accordance with Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections," the Company has retrospectively applied this change in method of inventory costing. The impact of the change in method on certain financial statement line items is as follows (in thousands except per share data):

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Quarter	Six		Quarter
	Ended	Months Ended	Year Ended	Ended
	July 2,	July 2,	December 31,	April 1,
	2005	2005	2005	2006
Statement of earnings data:
As originally reported
Cost of sales	$1,193,183	2,301,703	4,896,965	1,422,096
Operating income	160,489	284,119	627,272	150,567
Income taxes	53,241	92,971	198,826	36,385
Net earnings	$93,811	163,831	358,195	71,120
Basic earnings per share	$1.40	2.45	5.35	1.05
Diluted earnings per share	$1.39	2.42	5.30	1.04

Effect of Change-Increase
(decrease)
Cost of sales	$(6,656)	(12,323)	(45,112)	(13,334)
Operating income	6,656	12,323	45,112	13,334
Income taxes	2,387	4,412	16,169	5,334
Net earnings	4,269	7,911	28,943	8,000
Basic earnings per share	$0.06	0.12	0.43	0.12
Diluted earnings per share	$0.06	0.12	0.43	0.12

As revised
Cost of sales	$1,186,527	2,289,380	4,851,853	1,408,762
Operating income	167,145	296,442	672,384	163,901
Income taxes	55,628	97,383	214,995	41,719
Net earnings	$98,080	171,742	387,138	79,120
Basic earnings per share	$1.47	2.57	5.78	1.17
Diluted earnings per share	$1.45	2.54	5.72	1.16
11

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	As of		Six Months Ended
	December 31, 2005		July 2, 2005
Balance sheet:		Statement of Cash Flows:
As originally reported		As originally reported
Inventory	$1,166,913	Net earnings	$163,831
Total Assets	7,991,523	Deferred taxes	-
Deferred income taxes	625,887	Change in inventories	(93,264)
Total Liabilities	4,964,403	Net cash provided by operating
Retained earnings	2,268,578	activities	154,780
Total liabilities and
Shareholders' equity	7,991,523

Effect of Change		Effect of Change
Inventory	48,514	Net earnings	7,911
Deferred income taxes	17,396	Deferred taxes	4,412
Retained earnings	31,118	Change in inventories	(12,323)
		Net cash provided by operating
As revised		activities	-
Inventory	1,215,427
Total Assets	8,040,037	As revised
Deferred income taxes	643,283	Net earnings	171,742
Total Liabilities	4,981,799	Deferred taxes	4,412
Retained earnings	2,299,696	Change in inventories	(105,587)
Total liabilities and		Net cash provided by operating
Shareholders' equity	$8,040,037	activities	$154,780

      The amount of the accounting change prior to 2004 was not significant because FIFO approximated the inventory carrying value. Had the Company continued to apply the LIFO method of accounting, the impact on the statement of earnings would have resulted in an increase to operating income of $ 7,183 (4,558, net of tax) and an increase in basic and diluted earnings per share of approximately $0.07 per share for the quarter and six month period ended July 1, 2006.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

7.   Intangible assets and goodwill

      The components of intangible assets are as follows:

	July 1, 2006	December 31, 2005
Carrying amount of amortized intangible assets:
Customer relationships	$326,039	326,039
Patents	256,256	256,256
Effect of translation	31,668	(9,902)
	$613,963	572,393

Accumulated amortization of amortized intangible
assets:
Customer relationships	$36,447	14,720
Patents	25,084	6,998
	61,531	21,718
Effect of translation	6,362	(1,328)
	$67,893	20,390

Total other intangible assets	$546,070	552,003

Indefinite life intangible assets:
Trade names	628,801	628,801
Effect of translation	21,439	(6,707)
	$650,240	622,094

Amortization expense:	Three Months Ended		Six Months Ended
	July 1, 2006	July 1, 2005	July 1, 2006	July 1, 2005

Amortization expense	$20,311	1,001	39,813	2,001

Goodwill consists of the following:
	Mohawk	Dal-Tile	Unilin	Total

Balance as of January 1, 2006	$198,132	1,191,672	1,232,159	2,621,963
Goodwill recognized during the period	-	-	(3,335)	(3,335)
Effect of translation	-	-	73,282	73,282
Balance as of July 1, 2006	$198,132	1,191,672	1,302,106	2,691,910

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

      The change in goodwill within the Unilin reporting unit resulted from adjustments made to the opening balance sheet relating to the Unilin acquisition.

8. Accounts payable and accrued expenses

Accounts payable and accrued expenses are as
follows:
	July 1, 2006	December 31, 2005

Outstanding checks in excess of cash	$78,740	97,389
Accounts payable, trade	451,207	401,543
Accrued expenses	311,625	240,827
Income taxes payable	144,461	121,533
Accrued compensation	160,871	136,813

Total accounts payable and accrued expenses	$1,146,904	998,105

9.   Product Warranties

      The Company warrants certain qualitative attributes of its products for up to 20 years. The Company records a liability for estimated warranty and related costs, based on historical experience and periodically adjusts these liabilities to reflect actual experience. The warranty obligation is as follows:

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Balance at beginning of period	$25,238	25,034	25,988	23,473
Warranty claims paid	(11,829)	(11,809)	(24,805)	(24,243)
Warranty expense	11,415	10,829	23,641	24,824
Balance at end of period	$24,824	24,054	24,824	24,054

10.  Comprehensive income

      Comprehensive income is as follows:

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Net earnings	$119,513	98,080	198,634	171,742
Other comprehensive income:
Foreign currency translation	105,291	(396)	148,663	(573)
Unrealized (loss) gain on derivative
instruments, net of income taxes	(547)	510	(2,505)	1,692
Comprehensive income	$224,257	98,194	344,792	172,861

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

11.  Stock compensation

      Prior to January 1, 2006, the Company accounted for its stock compensation plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB No. 123, Accounting for Stock-Based Compensation. Accordingly, no stock-based employee compensation cost related to stock options was recognized in the Consolidated Statement of Earnings as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FASB No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FASB No. 123(R). Results for prior periods have not been restated.

      Prior to the adoption of FASB No. 123(R), the company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. FASB No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Accordingly, the Company has classified the excess tax benefit as a financing cash inflow.

      Under the Company's 2002 Long-Term Incentive Plan ("Plan"), the Company's principal stock compensation plan, stock options may be granted to directors and key employees through 2012 to purchase a maximum of 3,200 shares of common stock. Option awards are generally granted with an exercise price equal to the market price of the Company's common stock on the date of the grant. Those option awards generally vest between three and five years and have a 10-year contractual term. In addition, the Company maintains an employee incentive program that awards restricted stock on the attainment of certain service criteria. The outstanding awards related to these programs and related compensation expense was not significant for the quarters ended July 1, 2006 and July 2, 2005.

      On October 31, 2005, the Company entered into a Discounted Stock Purchase Agreement (the "DSPA") with certain members of the Unilin management team (the "Unilin Management"). Under the terms of the DSPA, the Company will be obligated to make cash payments to the Unilin Management in the event that certain performance goals are satisfied. In each of the years in the five-year period ended December 31, 2010, the Unilin Management can earn amounts, in the aggregate, equal to the average value of 35,133 shares of the Company's common stock over the 20 trading day period ending on December 31 of the prior year.  Any failure in a given year to reach the performance goals may be rectified, and consequently the amounts payable with respect to achieving such criteria may be made, in any of the other years. The amount of the liability is measured each period and recognized as compensation expense in the statement of operations.

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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months	Six Months
	Ended July 2,	Ended July 2,
	2005	2005

Net earnings as reported	$98,080	171,742
Add: Stock-based employee compensation
included in reported net earnings, net of
related tax effects	-	-
Deduct: Stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects	(2,223)	(4,178)
Pro forma net earnings	$95,857	167,564

Net earnings per common share (basic):
As reported	$1.47	2.57
Pro forma	$1.43	2.51
Net earnings per common share (diluted):
As reported	$1.45	2.54
Pro forma	$1.42	2.49

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

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Dividend yield	-	-	-	-
Risk-free interest rate	4.9%	3.8%	4.6%	3.9%
Expected volatility	34.5%	37.2%	35.3%	38.0%
Expected term (years)	5.0	7.0	5.6	6.0
16

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

       The summary of the Company's Plan as of July 1, 2006, and changes during the period then ended is presented as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Average Intrinsic Value

Options outstanding, beginning	2,276	$59.60
of year
Granted	144	83.74
Exercised	(209)	36.88
Forfeited and expired	(23)	73.82
Options outstanding, end of period	2,188	63.22	6.8	$26,706

Vested and expected to
vest at July 1, 2006	2,095	$62.49	6.8	$26,530

Exercisable at July 1, 2006	1,119	$50.80	5.6	$23,291

      The weighted-average grant-date fair value of options granted during the six months ended July 1, 2006 and July 2, 2005, was $33.89 and $38.25, respectively. The total intrinsic value of options exercised during the six months ended July 1, 2006, was $9,917. Total compensation expense recognized for the six months ended July 1, 2006, was $6,109 or $3,846, net of tax, which was allocated to selling, general and administrative expenses. The remaining unamortized expense for non-vested compensation expense at July 1, 2006, was $24,340 with a weighted average remaining life of 2.6 years. If the Company had continued to account for share-based compensation under APB Opinion No. 25, basic and diluted net earnings per share for the three and six months ended July 1, 2006 would have been $1.80 and $1.79; and $2.99 and $2.97, respectively.

      The following table summarizes information about the Company's stock options outstanding at July 1, 2006:

	Outstanding			Exercisable
Exercise price range	Number of Shares	Average Life	Average Price	Number of Shares	Average Price
Under $35.13	366	3.79	$27.85	366	$27.85
$38.73-57.88	379	6.46	49.15	257	48.92
$58-63.90	406	5.79	62.96	298	63.05
$65.02-73.45	383	7.53	72.30	131	72.12
$73.54-88.33	644	8.91	85.88	66	86.81
$89.46-90.97	10	8.67	90.42	1	90.97
Total	2,188	6.81	63.22	1,119	50.80

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

      Dilutive common stock options are included in the diluted EPS calculation using the treasury stock method.  Options to purchase common stock excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive were 1,409 shares and 1,090 shares for the second quarter of 2006 and 2005, respectively, and 1,220 shares and 902 shares for the six month period ended July 1, 2006 and July 2, 2005, respectively.

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005

Net earnings	$119,513	98,080	198,634	171,742

Weighted-average common and dilutive
potential common shares outstanding:
Weighted-average common shares
outstanding	67,693	66,811	67,629	66,807
Add weighted-average dilutive
potential common shares - options to
purchase common shares, net	374	693	444	791
Weighted-average common and dilutive
potential common shares outstanding	68,067	67,504	68,073	67,598

Basic earnings per share	$1.77	1.47	2.94	2.57

Diluted earnings per share	$1.76	1.45	2.92	2.54

13.  Supplemental Condensed Consolidated Statements of Cash Flows Information

	Six Months Ended
	July 1, 2006	July 2, 2005
Net cash paid during the period for:
Interest	$67,800	29,699
Income taxes	$101,336	52,124

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

14.  Segment reporting

      The Company has three reporting segments, the Mohawk segment, the Dal-Tile segment and the Unilin segment.  The Mohawk segment (an aggregation of the Mohawk Flooring reporting unit and the Mohawk Home reporting unit) designs, manufactures, sources, markets and distributes its product lines, which include carpet, rugs, pad, ceramic tile, hardwood, resilient and laminate through independent floor covering retailers, home centers, mass merchandisers, department stores, commercial dealers and commercial end users. The Dal-Tile segment designs, manufactures, sources, markets and distributes its product lines that include ceramic tile, porcelain tile and stone products sold through tile and flooring retailers, contractors, independent distributors and home centers.  The Unilin segment, which is headquartered in Belgium, is a leading manufacturer, distributor and marketer of laminate flooring, insulated roofing and other wood panels in Europe and the United States. Unilin sells its laminate flooring products through independent distributors and specialty stores in Europe and the United States, as well as through traditional retailers in France, Belgium and The Netherlands and, in some circumstances, under private label names.

      The accounting policies for each operating segment are consistent with the Company's policies for the consolidated financial statements. Amounts disclosed for each segment are prior to any elimination or consolidation entries. Corporate general and administrative expenses attributable to each segment are estimated and allocated accordingly. Segment performance is evaluated based on operating income.

Segment information is as follows:	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Net sales:
Mohawk	$1,241,992	1,184,914	2,392,538	2,276,260
Dal-Tile	506,914	439,778	980,824	841,654
Unilin	313,765	-	616,395	-
Corporate, Eliminations and
Inter-segment Sales	(4,548)	-	(6,528)	-
	$2,058,123	1,624,692	3,983,229	3,117,914

Operating income:
Mohawk	$98,993	102,399	164,606	173,691
Dal-Tile	74,042	69,291	143,644	127,761
Unilin	59,657	-	99,676	-
Corporate and Eliminations	(9,647)	(4,545)	(20,980)	(5,010)
	$223,045	167,145	386,946	296,442

			As of
			July 1,	December 31,
			2006	2005
Assets:
Mohawk			$2,622,196	2,473,497
Dal-Tile			2,270,910	2,207,514
Unilin			3,353,389	3,263,248
Corporate and Eliminations			101,316	95,778
			$8,347,811	8,040,037

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

15.  Commitments, Contingencies and Other

      The Company is involved in litigation from time to time in the regular course of its business. Except as noted below, there are no material legal proceedings pending or known to be contemplated to which the Company is a party or to which any of its property is subject.

      In Shirley Williams, et al. vs. Mohawk Industries, Inc., four plaintiffs filed a purported class action lawsuit in January 2004, in the United States District Court for the Northern District of Georgia, alleging that they are former and current employees of the Company and that the actions and conduct of the Company, including the employment of persons who are not permitted to work in this country, have damaged them and the other members of the purported class by suppressing the wages of the Company's hourly employees in Georgia. The plaintiffs seek a variety of relief, including (a) treble damages; (b) return of any allegedly unlawful profits; and (c) attorney's fees and costs of litigation. In February 2004, the Company filed a Motion to Dismiss the Complaint, which was denied by the Northern District in April 2004. The Company then sought and obtained permission to file an immediate appeal of the Northern District's decision to the United States Court of Appeals for the 11th Circuit. In June 2005, the 11th Circuit reversed in part and affirmed in part the lower court's decision (Williams v. Mohawk Industries, Inc., 411 F.3d 1252 (11th Cir. 2005)). In June 2005, the Company filed a motion requesting review by the full 11th Circuit, which was denied in August 2005. In October 2005, the Company filed a petition for certiorari with the United States Supreme Court, which petition was granted in December 2005. The case was argued before the Supreme Court on April 26, 2006. On June 5, 2006, Supreme Court vacated the 11th Circuit ruling and has asked the 11th Circuit to reevaluate its vacated ruling. The Company will continue to vigorously defend itself against this action.

     The Company believes that adequate provisions have been made for probable losses with respect to the resolution of all claims and pending litigation and that the ultimate outcome of these actions will not have a material adverse effect on its financial condition but could have a material effect on its results of operations in a given quarter or annual period.

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

      During the second quarter of 2006, the Company received refunds from the United States government in reference to settling customs disputes dating back to 1982. Accordingly, the Company recorded a gain of $6,232 ($3,903, net of taxes) in other income (expense).

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

      The Company has three reporting segments, the Mohawk segment, the Dal-Tile segment and the Unilin segment. The Mohawk segment distributes its product lines, which include carpet, rugs, pad, ceramic tile, hardwood, resilient and laminate, through its network of approximately 52 regional distribution centers and satellite warehouses using its fleet of company-operated trucks, common carrier or rail transportation. The segment product lines are purchased by independent floor covering retailers, home centers, mass merchandisers, department stores, independent distributors, commercial dealers and commercial end users. The Dal-Tile segment product lines include ceramic tile, porcelain tile and stone products distributed through approximately 264 company-operated sales service centers and regional distribution centers using primarily common carriers and rail transportation. The segment product lines are purchased by tile specialty dealers, tile contractors, floor covering retailers, commercial end users, independent distributors and home centers. The Unilin segment manufactures and markets laminate flooring products, which are distributed through separate distribution channels consisting of retailers, contractors, commercial users, independent distributors and home centers. The business is organized to address the specific customer needs of each distribution channel.

      The Company reported net earnings of $119.5 million or diluted earnings per share ("EPS") of $1.76, up 22% for the second quarter of 2006 compared to net earnings of $98.1 million or $1.45 EPS for the second quarter of 2005. The increase in EPS resulted primarily from the Unilin acquisition, internal growth, a U.S. customs refund, new patent licenses and price increases. The increase was offset by increased raw material costs, higher energy costs, increased distribution costs and the expensing of stock options.

   The Company reported net earnings of $198.6 million or diluted EPS of $2.92, up 16% for the first half of 2006 compared to net earnings of $171.7 million or $2.54 EPS for the first half of 2005. The increase in EPS resulted primarily from the Unilin acquisition, internal growth, a U.S. customs refund, new patent licenses and price increases. The increase was offset by increased raw material costs, higher energy costs, increased distribution costs and the expensing of stock options.

Results of Operations

Quarter Ended July 1, 2006, as Compared with Quarter Ended July 2, 2005

      Net sales for the quarter ended July 1, 2006 were $2,058.1 million, reflecting an increase of $433.4 million, or approximately 26.7%, from the $1,624.7 million reported in the quarter ended July 2, 2005. The increased net sales are primarily attributable to the Unilin acquisition, internal growth and selling price increases. The Mohawk segment recorded net sales of $1,242.0 million in the current quarter compared to $1,184.9 million in the second quarter of 2005, representing an increase of $57.1 million or approximately 4.8%. The increase was primarily attributable to sales price increases and internal growth within its hard surface product categories, offset by slower retail demand within its soft surface product categories. The Dal-Tile segment recorded net sales of $506.9 million in the current quarter, reflecting an increase of $67.1 million or approximately 15.3%, from the $439.8 million reported in the second quarter of 2005. The increase was primarily attributable to internal growth and selling price increases. The Unilin segment recorded net sales of $313.8 million in the current quarter improving from the first quarter due to seasonally higher sales, improved product mix and new patent licenses offset by reduced sales to U.S. distributors resulting from the U.S. distributors sourcing laminate products from the Company's U.S. facilities rather than its European facilities.

      Gross profit for the second quarter of 2006 was $592.4 million (28.8% of net sales) and represented an increase of $154.2 million from gross profit of $438.2 million (27.0% of net sales) for the prior year's second quarter. Gross profit as a percentage of net sales in the current quarter was favorably impacted by the Unilin acquisition, sales price increases and internal growth. The increase was offset by increased raw material costs, higher energy, distribution and start up costs when compared to the second quarter of 2005.

      Selling, general and administrative expenses for the second quarter of 2006 were $369.3 million (17.9% of net sales) compared to $271.0 million (16.7% of net sales) for the prior year's second quarter. The increase in selling, general and administrative expenses as a percentage of net sales was attributable to the Unilin acquisition, higher sample costs, the Dal-Tile segment which has higher selling, general and administrative expenses as a percentage of net sales and the expensing of stock options during the current quarter.

      Operating income for the second quarter of 2006 was $223.0 million (10.8% of net sales) compared to $167.1 million (10.3% of net sales) in the second quarter of 2005. Operating income as a percentage of net sales in the current quarter was unfavorably impacted by the expensing of stock options, an increase in raw material costs and higher energy costs, offset by selling price increases and internal growth within the hard surface product categories. Operating income attributable to the Mohawk segment was $99.0 million (8.0% of segment net sales) in the second quarter of 2006 compared to $102.4 million (8.6% of segment net sales) in the second quarter of 2005. Operating income as a percentage of net sales in the current quarter was unfavorably impacted by an increase in raw material costs, energy costs, distribution costs resulting from increases in energy costs and slower retail demand, offset by selling price increases and internal growth within hard surface product categories. Operating income attributable to the Dal-Tile segment was $74.0 million (14.6% of segment net sales) in the second quarter of 2006 compared to $69.3 million (15.8% of segment net sales) for the second quarter of 2005. Operating income as a percentage of net sales was unfavorably impacted by distribution costs and sample costs as well as start up costs at its Muskogee location. Operating income attributable to the Unilin segment was $59.7 million (19.0% of segment net sales) in the second quarter of 2006 improving from the first quarter due to seasonally higher sales, lower costs in board products, improved product mix and new patent licenses.

      Interest expense for the second quarter of 2006 was $46.1 million compared to $12.5 million in the second quarter of 2005. The increase in interest expense was attributable to higher average debt levels as a result of the Unilin acquisition in the current quarter when compared to the second quarter of 2005. In addition, interest rates in the second quarter of 2006 were higher when compared to the second quarter of 2005.

      Income tax expense was $60.0 million, or 33.4% of earnings before income taxes for the second quarter of 2006 compared to $55.6 million or 36.2% of earnings before income taxes for the prior year's second quarter. The decrease in the tax rate is due to the combination of domestic and international tax rates resulting from the Unilin acquisition in the current quarter when compared to the quarter ended July 2, 2005.

Six Months Ended July 1, 2006, as Compared with Six Months Ended July 2, 2005

      Net sales for the first six months ended July 1, 2006 were $3,983.2 million, reflecting an increase of $865.3 million, or approximately 27.8%, from the $3,117.9 million reported in the six months ended July 2, 2005. The increased net sales are primarily attributable to the Unilin acquisition, internal growth and selling price increases. The Mohawk segment recorded net sales of $2,392.5 million in the current quarter compared to $2,276.3 million in the first half of 2005, representing an increase of $116.2 million or approximately 5.1%. The increase was primarily attributable to price increases and internal growth of its hard surface product categories. The Dal-Tile segment recorded net sales of $980.8 million in the current six months ended July 1, 2006, reflecting an increase of $139.1 million or approximately 16.5%, from the $841.7 million reported in the first half of 2005. The increase was primarily attributable to internal growth and selling price increases. The Unilin segment recorded net sales of $616.4 million for the first six months ended July 1, 2006.

      Gross profit for the first half of 2006 was $1,108.7 million (27.8% of net sales) and represented an increase of $280.2 million from gross profit of $828.5 million (26.6% of net sales) for the prior year's first half. Gross profit as a percentage of net sales in the current quarter was favorably impacted by the Unilin acquisition and increased selling prices and internal growth. The increase was offset by an increase in raw material costs, higher energy, distribution, and start up costs when compared to the first half of 2005.

      Selling, general and administrative expenses for the first half of 2006 were $721.8 million (18.1% of net sales) compared to $532.1 million (17.1% of net sales) for the prior year's first half. The percentage increase was attributable to the Unilin segment, increased sample and distribution costs, the Dal-Tile segment which has higher selling, general and administrative expenses as a percentage of net sales and the expensing of stock options during the first half of 2006.

      Operating income for the first half of 2006 was $386.9 million (9.7% of net sales) compared to $296.4 million (9.5% of net sales) in the first half of 2005. Operating income as a percentage of net sales in the first half of 2006 was favorably impacted by the Unilin acquisition, selling price increases and internal growth within the hard surface product categories, offset by the expensing of stock options, an increase in raw material costs and higher energy costs. Operating income attributable to the Mohawk segment was $164.6 million (6.9% of segment net sales) in the first half of 2006 compared to $173.7 million (7.6% of segment net sales) in the first half of 2005. Operating income as a percentage of net sales in the first half of 2006 was unfavorably impacted by an increase in raw material and energy costs, increased sample and distribution costs, offset by selling price increases and internal growth within its hard surface product categories. Operating income attributable to the Dal-Tile segment was $143.6 million (14.6% of segment net sales) in the first half of 2006 compared to $127.8 million (15.2% of segment net sales) for the first half of 2005. Operating income as a percentage of net sales was unfavorably impacted by distribution and sample costs as well as start up costs at its Muskogee location. Operating income attributable to the Unilin segment was $99.7 million (16.2% of segment net sales) in the first half of 2006 improving from the first quarter due to seasonally higher sales, lower costs in board products, improved product mix and new patent licenses.

      Interest expense for the first half of 2006 was $86.5 million compared to $24.4 million in the first half of 2005. The increase in interest expense was attributable to higher average debt levels as a result of the Unilin acquisition in the first half of 2006 when compared to the first half of 2005. In addition, interest rates in the first half of 2006 were higher when compared to the first half of 2005.

      Income tax expense was $101.8 million, or 33.9% of earnings before income taxes for the first half of 2006 compared to $97.4 million, or 36.2% of earnings before income taxes for the prior year's first half. The decrease in the tax rate is due to the combination of domestic and international tax rates resulting from the Unilin acquisition in the first half of 2006 when compared to the six months ended July 2, 2005.

Liquidity and Capital Resources

      The Company's primary capital requirements are for working capital, capital expenditures and acquisitions. The Company's capital needs are met primarily through a combination of internally generated funds, bank credit lines, term and senior notes, the sale of trade receivables and credit terms from suppliers.

      Cash flows generated by operations for the first six months of 2006 were $342.7 million compared to $154.8 million for the first six months of 2005. Contributing to the improved cash flow was higher net earnings after adjusting for the incremental depreciation and amortization expense resulting from the Unilin acquisition and improved inventory turns when compared to the prior year's first six months.

      Net cash used in investing activities for the first six months of 2006 was $155.9 million compared to $150.0 million for the first six months of 2005. The increase is due to higher acquisition investments within the Mohawk segment. Capital spending during the remainder of 2006 for the Mohawk, Dal-Tile and Unilin segments combined, excluding acquisitions, is expected to range from $165 million to $180 million, and will be used primarily to purchase equipment and to add manufacturing capacity.

      Net cash used in financing activities for the first six months of 2006 was $251.9 million compared to $4.8 million for the same period in 2005. The primary reason for the change was an increase in debt payments during the first six months of 2006 compared to the same period in 2005.

      At July 1, 2006, the Company had a total commitment of approximately $1.5 billion under its senior unsecured credit facilities and a Euro revolving credit facility. A total of approximately $639.4 million was available under these facilities at July 1, 2006. The amount used under the senior unsecured credit facilities at July 1, 2006 was $859.6 million. The amount used under these facilities is composed of $777.9 million in borrowings, $55.6 million in letters of credit guaranteeing the Company's industrial revenue bonds and $26.1 million in standby letters of credit related to various insurance contracts and foreign vendor commitments.

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

      The Company has an on-balance sheet trade accounts receivable securitization agreement ("Securitization Facility"). The Securitization Facility allows the Company to borrow up to $350 million based on available accounts receivable. At July 1, 2006, the Company had approximately $170.0 million outstanding secured by trade receivables.

Contractual Obligations

      There have been no significant changes to the Company's contractual obligations as disclosed in the Company's 2005 Annual Report filed on Form 10-K.

Critical Accounting Policies and Estimates

      The Company's critical accounting policies and estimates are described in the Company's 2005 Annual Report filed on Form 10-K, except that as of April 2, 2006, the Company changed the method of accounting for its inventory from the last-in, first-out ("LIFO") to the first-in, first-out ("FIFO") method for inventories not on FIFO within its Mohawk segment.

New Pronouncements

     In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109," which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The provisions of FIN 48 are effective as of the beginning of the Company's 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  The Company is currently evaluating the impact of FIN 48 on the Company's consolidated financial statements.

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

      In Shirley Williams, et al. vs. Mohawk Industries, Inc., four plaintiffs filed a purported class action lawsuit in January 2004, in the United States District Court for the Northern District of Georgia, alleging that they are former and current employees of the Company and that the actions and conduct of the Company, including the employment of persons who are not permitted to work in this country, have damaged them and the other members of the purported class by suppressing the wages of the Company's hourly employees in Georgia. The plaintiffs seek a variety of relief, including (a) treble damages; (b) return of any allegedly unlawful profits; and (c) attorney's fees and costs of litigation. In February 2004, the Company filed a Motion to Dismiss the Complaint, which was denied by the Northern District in April 2004. The Company then sought and obtained permission to file an immediate appeal of the Northern District's decision to the United States Court of Appeals for the 11th Circuit. In June 2005, the 11th Circuit reversed in part and affirmed in part the lower court's decision (Williams v. Mohawk Industries, Inc., 411 F.3d 1252 (11th Cir. 2005)). In June 2005, the Company filed a motion requesting review by the full 11th Circuit, which was denied in August 2005. In October 2005, the Company filed a petition for certiorari with the United States Supreme Court, which petition was granted in December of 2005. The case was argued before the Supreme Court on April 26, 2006. On June 5, 2006, the Supreme Court vacated the 11th Circuit ruling and has asked the 11th Circuit to reevaluate its vacated ruling. The Company will continue to vigorously defend itself against this action.

      The Company believes that adequate provisions have been made for all pending litigation for probable losses with respect to the resolution of all claims and pending litigation and that the ultimate outcome of these actions will not have a material adverse effect on its financial condition but could have a material effect on its results of operations in a given quarter or annual period.

Item 1A.  Risk Factors

      There have been no significant changes to the Company's risk factors as disclosed in the Company's 2005 Annual Report filed on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Mohawk Industries, Inc. Purchases of Equity Securities

Maximum
Number
of
			Total	Shares that
			Number of Shares	May Yet Be
		Average	Purchased as Part	Purchased
	Total Number	Price	of Publicly	Under the
	of Shares	Paid per	Announced Plans	Plans or
Period	Purchased (1)	Share	or Programs	Programs
Opening balance	11,437,564	$28.81	11,437,564	3,562,436
Month #1 (April 2, 2006-
May 6, 2006)	-	-	-	-
Month #2 (May 7, 2006-
June 3, 2006)	-	-	-	-
Month #3 (June 4, 2006-
July 1, 2006)	-	-	-	-
Total	11,437,564	$28.81	11,437,564	3,562,436

     On September 29, 1999, the Company announced that its Board of Directors authorized the repurchase of up to 5 million shares of the Company's common stock. On December 16, 1999, the Company announced that the Company's Board of Directors authorized the repurchase of an additional 5 million shares of its common stock under the existing repurchase plan. On May 18, 2000, the Company announced that the Company's Board of Directors authorized the repurchase of an additional 5 million shares of its common stock under the existing repurchase plan. The Company did not repurchase any of its common stock during the second quarter of 2006.

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders was held on May 17, 2006, at which time stockholders were asked to elect a class of directors to serve a three-year term beginning in 2006.

     Bruce C. Bruckmann, Frans G. De Cock, and Larry W. McCurdy were elected Class II directors of the Company for a term expiring in 2009.  Mr. Bruckmann was elected by stockholders owning 60,949,073 shares of common stock, with stockholders owning 1,552,670 shares withholding authority. Mr. De Cock was elected by stockholders owning 62,329,504 shares of common stock, with stockholders owning 172,239 shares withholding authority.  Mr. McCurdy was elected by stockholders owning 61,349,647 shares of common stock, with stockholders owning 1,152,096 shares withholding authority.  Ms. Phyllis O. Bonanno and Messrs. Leo Benatar, John F. Fiedler, David L. Kolb, Jeffrey S. Lorberbaum, Robert N. Pokelwaldt and W. Christopher Wellborn continued their terms of office as directors.

Item 5.  Other Information

      None.

Item 6. Exhibits

No.      Description

18.1    Letter Regarding Change in Accounting Principles.

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

                                                                                          MOHAWK INDUSTRIES, INC.

Dated: August 7, 2006 By: /s/ Jeffrey S. Lorberbaum JEFFREY S. LORBERBAUM, Chairman, President and Chief Executive Officer (principal executive officer)

Dated: August 7, 2006 By: /s/ Frank H. Boykin FRANK H. BOYKIN, Chief Financial Officer, (principal financial officer)
28