Form 10-Q
period 2006-11-03
MOHAWK INDUSTRIES INC
filed 2006-11-06
CIK 851968

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q

                                [Mark One]

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

      The number of shares outstanding of the issuer's classes of capital stock as of October 27, 2006, the latest practicable date, is as follows: 67,723,180 shares of Common Stock, $.01 par value

MOHAWK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
(In thousands)
(Unaudited)

	September 30, 2006	December 31, 2005

Current assets:

Cash and cash equivalents	$69,730	134,585

Receivables	958,416	848,666

Inventories	1,275,435	1,215,427

Prepaid expenses	126,895	140,789

Deferred income taxes	55,128	49,534
Total current assets	2,485,604	2,389,001

Property, plant and equipment, at cost	3,005,177	2,824,837
Less accumulated depreciation and
amortization	1,135,904	1,014,109

Net property, plant and equipment	1,869,273	1,810,728

Goodwill	2,685,092	2,621,963

Tradenames	646,933	622,094

Other intangible assets	521,806	552,003

Other assets	25,933	44,248

	$8,234,641	8,040,037

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY
(In thousands, except per share data)
(Unaudited)

	September 30, 2006	December 31, 2005

Current liabilities:

Current portion of long-term debt	$509,151	113,809
Accounts payable and accrued expenses	1,124,974	998,105
Total current liabilities	1,634,125	1,111,914

Deferred income taxes	591,273	643,283
Long-term debt, less current portion	2,438,732	3,194,561
Other long-term liabilities	40,010	32,041
Total liabilities	4,704,140	4,981,799

Stockholders' equity:
Preferred stock, $.01 par value; 60 shares
authorized; no shares issued	-	-
Common stock, $.01 par value; 150,000 shares
authorized; 78,748 and 78,478 shares issued
in 2006 and 2005, respectively	787	785
Additional paid-in capital	1,145,803	1,123,991
Retained earnings	2,626,039	2,299,696
Accumulated other comprehensive income, net	81,718	(47,433)
	3,854,347	3,377,039
Less treasury stock at cost; 11,051 and 10,981
shares in 2006 and 2005, respectively	323,846	318,801
Total stockholders' equity	3,530,501	3,058,238

	$8,234,641	8,040,037

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	September 30, 2006	October 1, 2005

Net sales	$2,024,019	1,697,634

Cost of sales	1,455,508	1,234,680
Gross profit	568,511	462,954

Selling, general and administrative expenses	345,771	274,052
Operating income	222,740	188,902

Other expense (income):
Interest expense	44,655	10,775
Other expense	2,668	1,970
Other income	(2,613)	(2,370)
U.S. Customs refund, net	(8,834)	-
	35,876	10,375

Earnings before income taxes	186,864	178,527

Income taxes	59,156	62,764

Net earnings	$127,708	115,763

Basic earnings per share	$1.89	1.73

Weighted-average common shares outstanding	67,704	66,865

Diluted earnings per share	$1.88	1.71

Weighted-average common and dilutive potential
common shares outstanding	68,021	67,519

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)
(Unaudited)

	Nine Months Ended
	September 30, 2006	October 1, 2005

Net sales	$6,007,248	4,815,548

Cost of sales	4,330,015	3,524,060
Gross profit	1,677,233	1,291,488

Selling, general and administrative expenses	1,067,547	806,144
Operating income	609,686	485,344

Other expense (income):
Interest expense	131,113	35,166
Other expense	9,777	6,688
Other income	(3,397)	(4,162)
U.S. Customs refund, net	(15,066)	-
	122,427	37,692

Earnings before income taxes	487,259	447,652

Income taxes	160,917	160,147

Net earnings	$326,342	287,505

Basic earnings per share	$4.82	4.30

Weighted-average common shares outstanding	67,654	66,827

Diluted earnings per share	$4.80	4.26

Weighted-average common and dilutive potential
common shares outstanding	68,056	67,572

See accompanying notes to condensed consolidated financial statements

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2006	October 1, 2005
Cash flows from operating activities:
Net earnings	$326,342	287,505
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Depreciation and amortization	202,674	94,900
Deferred income taxes	(64,026)	8,387
Loss on disposal of property, plant
and equipment	5,895	1,312
Tax benefit on exercise of stock awards	-	4,749
Excess tax benefit from stock-based compensation	(3,022)	-
Stock based compensation expense	9,028	-
Changes in operating assets and liabilities,
net of effects of acquisition:
Receivables	(71,280)	(141,544)
Inventories	(48,006)	(81,498)
Accounts payable and accrued expenses	165,244	150,940
Other assets and prepaid expenses	18,642	4,527
Other liabilities	4,750	(1,245)
Net cash provided by operating activities	546,241	328,033

Cash flows from investing activities:
Additions to property, plant and equipment, net	(124,048)	(150,801)
Acquisitions	(70,907)	(50,606)
Net cash used in investing activities	(194,955)	(201,407)

Cash flows from financing activities:
Net change in short term credit lines	-	(23,215)
Payments on revolving line of credit	(1,290,746)	-
Proceeds from revolving line of credit	1,053,298	-
Repayment on bridge loan	(1,400,000)	-
Proceeds from issuance of senior notes	1,386,841	-
Net change in asset securitization borrowings	110,000	(90,000)
Payments on term loan	(239,220)	-
Payments of other debt	(31,904)	(9,447)
Excess tax benefit from stock-based compensation	3,022	-
Change in outstanding checks in excess of cash	(15,506)	2,506
Acquisition of treasury stock	(5,180)	(15,448)
Proceeds from stock option exercises	9,505	8,978
Net cash used in financing activities	(419,890)	(126,626)
Effect of exchange rate changes on
cash and cash equivalents	3,749	-
Net change in cash	(64,855)	-
Cash, beginning of period	134,585	-
Cash, end of period	$69,730	-

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

3.   New Pronouncements

      In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109," which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The provisions of FIN 48 are effective as of the beginning of the Company's 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  The Company is currently evaluating the impact of FIN 48 on its consolidated financial statements.

      In September 2006, FASB issued Statement of Financial Accounting Standards No. 157 ("SFAS No. 157"), "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy.  Additionally, companies are required to provide certain disclosures regarding instruments within the hierarchy, including a reconciliation of the beginning and ending balances for each major category of assets and liabilities. SFAS 157 is effective for the Company's fiscal year beginning January 1, 2008.  The Company is currently evaluating the impact of SFAS No. 157 on its consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)
(Unaudited)

      In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Post Retirement Plans- an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS No. 158"). SFAS No. 158 requires an employer that sponsors one or more single-employer defined benefit plans to recognize the over-funded or under-funded status of a benefit plan in its statement of financial position, recognize as a component of other comprehensive income, net of tax, gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit costs pursuant to SFAS No. 87, "Employers Accounting for Pensions," or SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," measure defined benefit plan assets and obligations as of the date of the employer's fiscal year-end, and disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations. The recognition and disclosure provisions required by SFAS No. 158 are effective for the Company's fiscal year ending December 31, 2006. The measurement date provisions are effective for fiscal years ending after December 15, 2008. The Company is currently evaluating the impact of SFAS No. 158 on its consolidated financial statements.

      In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.  The SEC staff believes that registrants should quantify errors using both the balance sheet and income statement approach when quantifying a misstatement. SAB 108 is effective for the Company's fiscal year ending December 31, 2006.  The Company is currently evaluating the impact of SAB 108 on the Company's consolidated financial statements.

4.   Acquisition

      On October 31, 2005, the Company acquired all the outstanding shares of Unilin Holding NV by acquiring Unilin Flooring BVBA, which then purchased Unilin Holding NV. The Company simultaneously acquired all the outstanding shares of Unilin Holding Inc., and its subsidiaries (together with Unilin Flooring BVBA, "Unilin"). Unilin, together with its subsidiaries, is a leading manufacturer, distributor and marketer of laminate flooring in Europe and the United States. The total purchase price of acquiring Unilin, net of cash of $165,709, was Euro 2,105,918, or $2,540,949, based on the prevailing exchange rate at the closing.  The acquisition was accounted for by the purchase method and, accordingly, the results of operations of Unilin have been included in the Company's consolidated financial statements from October 31, 2005.  The purchase price has been allocated to the assets acquired and liabilities assumed based upon the estimated fair values at the date of acquisition. Intangibles and property, plant and equipment values were established with the assistance of an independent third party. The excess of the purchase price over the fair value of the net identifiable assets acquired of approximately $1,247,155 was recorded as goodwill. The primary reason for the acquisition was to expand the Company's presence in the laminate flooring market.

      The Company considered whether identifiable intangible assets existed during the purchase price negotiations and during the subsequent purchase price allocation period. Accordingly, the Company recognized trade names, patents, customer lists, contingent assets and backlogs.

      In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), goodwill recorded in connection with the Unilin acquisition will not be amortized. Additionally, the Company determined that the trade names intangible assets have indefinite useful lives because they are expected to generate cash flows indefinitely. Goodwill and the trade names intangible assets are subject to annual impairment testing.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)
(Unaudited)

      The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition, excluding cash of $165,709. During October 2006, the Company finalized the allocation of the purchase price related to the Unilin acquisition.

Current assets	$389,923
Property, plant and equipment	752,892
Goodwill	1,247,155
Intangible assets	882,886
Other assets	890
Total assets acquired	3,273,746

Current liabilities	277,337
Long-term debt	32,027
Other liabilities	423,433
Total liabilities assumed	732,797
Net assets acquired	$2,540,949

      Of the $882,886 of acquired intangibles, $356,521 was assigned to registered trade names that are not subject to amortization.  The remaining acquired intangibles were assigned to customer relationships for $270,709 (7 year weighted average useful life) and patents for $255,656 (12 year weighted average useful life). The $1,247,155 of goodwill is not deductible for tax purposes.

      The following unaudited pro forma financial information presents the combined results of operations of the Company and Unilin as if the acquisition had occurred at the beginning of 2005, after giving effect to certain adjustments, including increased interest expense on debt related to the acquisition, and the amortization of intangible assets. The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company and Unilin constituted a single entity during the period. The following table discloses the pro forma results for the three and nine month periods ended October 1, 2005:

	Three Months Ended	Nine Months Ended

Net sales	$1,997,690	5,672,680
Net earnings	139,651	313,505
Basic earnings per share	2.09	4.69
Diluted earnings per share	2.07	4.64

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)
(Unaudited)

5. Receivables

Receivables are as follows:
	September 30, 2006	December 31, 2005

Customers, trade	$1,030,378	925,714
Other	36,695	25,662
	1,067,073	951,376
Less allowance for discounts, returns, claims
and doubtful accounts	108,657	102,710

Net receivables	$958,416	848,666

6. Inventories

The components of inventories are as follows:
	September 30, 2006	December 31, 2005

Finished goods	$830,732	788,037
Work in process	95,040	93,266
Raw materials	349,663	334,124

Total inventories	$1,275,435	1,215,427

      Effective April 2, 2006, the Company changed the method of accounting for all inventories not previously accounted for on the first-in, first-out ("FIFO") method from the last-in, first-out ("LIFO") method to the FIFO method. The Company believes the FIFO method of accounting for inventory costs is preferable because it provides a better measure of the current value of its inventory and provides a better matching of manufacturing costs with revenues. The change will also result in the application of a single costing method to all of the Company's inventories. As a result, all inventories are stated at the lower of cost, determined on a FIFO basis, or market. In accordance with SFAS No. 154, "Accounting Changes and Error Corrections," the Company has retrospectively applied this change in method of inventory costing. The impact of the change in method on certain financial statement line items is as follows:

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)
(Unaudited)

	Quarter	Nine
	Ended	Months Ended	Year Ended
	October 1,	October 1,	December 31,
	2005	2005	2005
Statement of earnings data:
As originally reported
Cost of sales	$1,245,766	3,547,469	4,896,965
Operating income	177,816	461,935	627,272
Income taxes	58,789	151,760	198,826
Net earnings	$108,652	272,483	358,195
Basic earnings per share	1.62	4.07	5.35
Diluted earnings per share	1.61	4.03	5.30

Effect of Change-Increase
(decrease)
Cost of sales	$(11,086)	(23,409)	(45,112)
Operating income	11,086	23,409	45,112
Income taxes	3,975	8,387	16,169
Net earnings	7,111	15,022	28,943
Basic earnings per share	0.11	0.23	0.43
Diluted earnings per share	0.11	0.23	0.43

As revised
Cost of sales	$1,234,680	3,524,060	4,851,853
Operating income	188,902	485,344	672,384
Income taxes	62,764	160,147	214,995
Net earnings	$115,763	287,505	387,138
Basic earnings per share	1.73	4.30	5.78
Diluted earnings per share	1.71	4.26	5.72

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)
(Unaudited)

	As of		Nine Months Ended
	December 31, 2005		October 1, 2005
Balance sheet:		Statement of Cash Flows:
As originally reported		As originally reported
Inventory	$1,166,913	Net earnings	$272,483
Total Assets	7,991,523	Deferred taxes	-
Deferred income taxes	625,887	Change in inventories	(58,089)
Total Liabilities	4,964,403	Net cash provided by operating
Retained earnings	2,268,578	activities	328,033
Total liabilities and
Shareholders' equity	7,991,523

Effect of Change		Effect of Change
Inventory	48,514	Net earnings	15,022
Deferred income taxes	17,396	Deferred taxes	8,387
Retained earnings	31,118	Change in inventories	(23,409)
		Net cash provided by operating
As revised		activities	-
Inventory	1,215,427
Total Assets	8,040,037	As revised
Deferred income taxes	643,283	Net earnings	287,505
Total Liabilities	4,981,799	Deferred taxes	8,387
Retained earnings	2,299,696	Change in inventories	(81,498)
Total liabilities and		Net cash provided by operating
Shareholders' equity	$8,040,037	activities	$328,033

      The amount of the accounting change prior to 2004 was not significant because FIFO approximated the inventory carrying value. Had the Company continued to apply the LIFO method of accounting, the impact on the statement of earnings would have resulted in an increase to operating income of $2,427 ($1,540, net of tax) and an increase in basic and diluted earnings per share of approximately $0.02 per share for the current quarter and a decrease in operating income of $3,724 ($1,902 net of tax) and a decrease in  basic and diluted earnings per share of approximately $0.03 per share for the nine month period ended September 30, 2006.

7.   Intangible assets and goodwill

Goodwill:
	Mohawk	Dal-Tile	Unilin	Total
Balance as of January 1, 2006	$198,132	1,191,672	1,232,159	2,621,963
Goodwill recognized during the period (1)	1,000	-	(2,565)	(1,565)
Effect of translation during the period	-	-	64,694	64,694
Balance as of September 30, 2006	$199,132	1,191,672	1,294,288	2,685,092

(1) The change in goodwill within the Unilin reporting unit resulted from adjustments to the opening balance sheet related to the Unilin acquisition.   In addition, the Company recognized additional goodwill of $1,000 related to an earn-out agreement entered into in 2003.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)
(Unaudited)

Intangible Assets:

Indefinite Life Assets not
Subject to Amortization:
	Mohawk	Dal-Tile	Unilin	Total
Balance as of January 1, 2006, net	$125,580	146,700	349,814	622,094
Effect of translation during the period	-	-	24,839	24,839
Balance as of September 30, 2006	$125,580	146,700	374,653	646,933

Intangible Assets Subject
to Amortization:
Balance as of January 1, 2006, gross	$53,360	2,570	519,119	575,049
Less: Accumulated Amortization	(7,710)	(751)	(14,585)	(23,046)
Balance as of January 1, 2006, net	45,650	1,819	504,534	552,003
Amortization during the period	(2,651)	(644)	(56,990)	(60,285)
Effect of translation during the period	-	-	30,088	30,088
Balance as of September 30, 2006	$42,999	1,175	477,632	521,806

      Amortization expense for the three and nine month periods ended September 30, 2006 and October 1, 2005, respectively, is as follows:

Amortization expense:	Three Months Ended		Nine Months Ended
	2006	2005	2006	2005

Aggregate Amortization Expense	$20,472	1,000	60,285	3,002

8. Accounts payable and accrued expenses

Accounts payable and accrued expenses are as
follows:
	September 30, 2006	December 31, 2005

Outstanding checks in excess of cash	$81,883	97,389
Accounts payable, trade	411,728	401,543
Accrued expenses	298,580	240,827
Income taxes payable	165,435	121,533
Accrued compensation	167,348	136,813

Total accounts payable and accrued expenses	$1,124,974	998,105

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)
(Unaudited)

9.   Product Warranties

      The Company warrants certain qualitative attributes of its products for up to 20 years. The Company records a liability for estimated warranty and related costs, based on historical experience and periodically adjusts these liabilities to reflect actual experience. The warranty obligation is as follows:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005

Balance at beginning of period	$24,824	24,054	25,988	23,473
Warranty claims paid	(11,676)	(10,815)	(36,481)	(35,058)
Warranty expense	12,418	10,996	36,059	35,820
Balance at end of period	$25,566	24,235	25,566	24,235

10.  Comprehensive income

      Comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005

Net earnings	$127,708	115,763	326,342	287,505
Other comprehensive income:
Foreign currency translation	(16,619)	56	132,044	(517)
Unrealized (loss) gain on derivative
instruments, net of income taxes	(388)	3,206	(2,893)	4,898
Comprehensive income	$110,701	119,025	455,493	291,886

11.  Stock compensation

      Prior to January 1, 2006, the Company accounted for its stock compensation plans under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations, as permitted by FASB No. 123, "Accounting for Stock-Based Compensation." Accordingly, no stock-based employee compensation cost related to stock options was recognized in the Consolidated Statement of Earnings as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB No. 123(R), "Share-Based Payment," using the modified-prospective-transition method. Under that transition method, compensation cost includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FASB No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FASB No. 123(R). Results for prior periods have not been restated.

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

      Under the Company's 2002 Long-Term Incentive Plan ("Plan"), the Company's principal stock compensation plan, stock options may be granted to directors and key employees through 2012 to purchase a maximum of 3,200 shares of common stock. Option awards are generally granted with an exercise price equal to the market price of the Company's common stock on the date of the grant. Those option awards generally vest between three and five years and have a 10-year contractual term. In addition, the Company maintains an employee incentive program that awards restricted stock on the attainment of certain service criteria. The outstanding awards related to these restricted stock programs and related compensation expenses were not significant for the quarters ended September 30, 2006 and October 1, 2005.

      On October 31, 2005, the Company entered into a Discounted Stock Purchase Agreement (the "DSPA") with certain members of the Unilin management team (the "Unilin Management"). Under the terms of the DSPA, the Company will be obligated to make cash payments to the Unilin Management in the event that certain performance goals are satisfied. In each of the years in the five-year period ended December 31, 2010, the Unilin Management can earn amounts, in the aggregate, equal to the average value of 30,671 shares of the Company's common stock over the 20 trading day period ending on December 31 of the prior year.  Any failure in a given year to reach the performance goals may be rectified, and consequently the amounts payable with respect to achieving such criteria may be made, in any of the other years. The amount of the liability is measured each period and recognized as compensation expense in the statement of operations.

      The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB No. 123(R) to options granted under the Plan in the period presented. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes-Merton option-pricing formula and amortized to expense over the options' vesting periods.

	Three Months	Nine Months
	Ended October 1,	Ended October 1,
	2005	2005

Net earnings as reported	$115,763	287,505
Add: Stock-based employee compensation
included in reported net earnings, net of
related tax effects	-	-
Deduct: Stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects	(2,188)	(6,366)
Pro forma net earnings	$113,575	281,139

Net earnings per common share (basic):
As reported	$1.73	4.30
Pro forma	$1.70	4.21
Net earnings per common share (diluted):
As reported	$1.71	4.26
Pro forma	$1.69	4.17
16

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)
(Unaudited)

      The fair value of the option award is estimated on the date of grant using the Black-Scholes-Merton valuation model that uses the assumptions noted in the following table. Expected volatility is based on the historical volatility of the Company's common stock and other factors. The Company uses historical data to estimate option exercise and forfeiture rates within the valuation model. Optionees that exhibit similar option exercise behavior are segregated into separate groups within the valuation model. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on U.S. Treasury yields in effect at the time of the grant for the expected term of the award. There were no options granted during the third quarter of 2006.

	Three Months Ended	Nine Months Ended
	October 1,	September 30,	October 1,
	2005	2006	2005

Dividend yield	-	-	-
Risk-free interest rate	4.3%	4.6%	3.9%
Expected volatility	37.9%	35.3%	38.0%
Expected term (years)	6.0	5.6	6.0

       The summary of the Company's Plan as of September 30, 2006, and changes during the nine month period then ended is presented as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Average Intrinsic Value

Options outstanding, beginning	2,276	$59.60
of year
Granted	144	83.74
Exercised	(263)	36.92
Forfeited and expired	(31)	75.00
Options outstanding, end of period	2,126	63.83	6.6	$30,062

Vested and expected to
vest at September 30, 2006	2,046	$63.20	6.6	$29,869

Exercisable at September 30, 2006	1,073	$51.53	5.5	$25,438

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)
(Unaudited)

      The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2006 and October 1, 2005, was $33.89 and $38.28, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2006, was $11,861. Total compensation expense recognized for the nine months ended September 30, 2006, was $9,028 or $5,701 net of tax, which was allocated to selling, general and administrative expenses. The remaining unamortized expense for non-vested compensation expense at September 30, 2006, was $21,424 with a weighted average remaining life of 2.4 years. If the Company had continued to account for share-based compensation under APB Opinion No. 25, basic and diluted net earnings per share for the three and nine months ended September 30, 2006 would have been $1.91 and $1.90 and $4.91 and $4.88, respectively.

      The following table summarizes information about the Company's stock options outstanding at September 30, 2006:

	Outstanding			Exercisable
Exercise price range	Number of Shares	Average Life	Average Price	Number of Shares	Average Price
Under $42.86	359	3.73	$28.99	356	$28.88
$48.50-58.00	365	6.29	50.39	243	50.24
$61.33-63.90	370	5.49	63.33	273	63.37
$65.02-73.45	381	7.28	72.31	133	72.03
$73.54-88.33	641	8.66	85.88	67	86.66
$89.46-90.97	10	8.40	90.47	1	90.54
Total	2,126	6.62	$63.83	1,073	$51.53

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

      Dilutive common stock options are included in the diluted EPS calculation using the treasury stock method.  Options to purchase common stock excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive were 1,547 shares and 981 shares for the third quarter of 2006 and 2005, respectively, and 1,316 shares and 909 shares for the nine month periods ended September 30, 2006 and October 1, 2005, respectively.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005

Net earnings	$127,708	115,763	326,342	287,505

Weighted-average common and dilutive
potential common shares outstanding:
Weighted-average common shares
outstanding	67,704	66,865	67,654	66,827
Add weighted-average dilutive
potential common shares - options to
purchase common shares, net	317	654	402	745
Weighted-average common and dilutive
potential common shares outstanding	68,021	67,519	68,056	67,572

Basic earnings per share	$1.89	1.73	4.82	4.30

Diluted earnings per share	$1.88	1.71	4.80	4.26

13.  Supplemental Condensed Consolidated Statements of Cash Flows Information

	Nine Months Ended
	September 30, 2006	October 1, 2005
Net cash paid during the period for:
Interest	$79,626	31,806
Income taxes	$166,108	148,691

14.  Segment reporting

      The Company has three reporting segments, the Mohawk segment, the Dal-Tile segment and the Unilin segment.  The Mohawk segment (an aggregation of the Mohawk Flooring reporting unit and the Mohawk Home reporting unit) designs, manufactures, sources, markets and distributes its product lines, which include carpet, rugs, pad, ceramic tile, hardwood, resilient and laminate through independent floor covering retailers, home centers, mass merchandisers, department stores, commercial dealers and commercial end users. The Dal-Tile segment designs, manufactures, sources, markets and distributes its product lines which include ceramic tile, porcelain tile and stone products sold through tile and flooring retailers, contractors, independent distributors and home centers.  The Unilin segment which is headquartered in Belgium, designs, manufactures and markets laminate flooring products, which are distributed through separate distribution channels consisting of independent distributors (who sell through retailers) and home centers.  The business is organized to address the specific customer needs of each distribution channel.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)
(Unaudited)

      Except as described in Notes 2 and 6 above, the accounting policies for each operating segment are consistent with the Company's policies described in the footnotes to the consolidated financial statements included in the Company's Annual Report filed on Form 10-K. Amounts disclosed for each segment are prior to any elimination or consolidation entries. Corporate general and administrative expenses attributable to each segment are estimated and allocated accordingly. Segment performance is evaluated based on operating income.

Segment information is as follows:	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
Net sales:
Mohawk	$1,233,833	1,248,216	3,626,371	3,524,477
Dal-Tile	501,241	449,418	1,482,065	1,291,071
Unilin	292,924	-	909,319	-
Corporate, Eliminations and
Intersegment Sales	(3,979)	-	(10,507)	-
	$2,024,019	1,697,634	6,007,248	4,815,548

Operating income:
Mohawk	$110,505	121,940	275,111	295,631
Dal-Tile	69,642	69,137	213,286	196,898
Unilin	49,748	-	149,424	-
Corporate and Eliminations	(7,155)	(2,175)	(28,135)	(7,185)
	$222,740	188,902	609,686	485,344

			As of
			September 30,	December 31,
			2006	2005
Assets:
Mohawk			$2,597,805	2,473,497
Dal-Tile			2,294,118	2,207,514
Unilin			3,239,804	3,263,248
Corporate and Eliminations			102,914	95,778
			$8,234,641	8,040,037

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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)
(Unaudited)

      In Shirley Williams, et al vs. Mohawk Industries, Inc., four plaintiffs filed a purported class action lawsuit in January 2004, in the United States District Court for the Northern District of Georgia, alleging that they are former and current employees of the Company and that the actions and conduct of the Company, including the employment of persons who are not permitted to work in this country, have damaged them and the other members of the purported class by suppressing the wages of the Company's hourly employees in Georgia. The plaintiffs seek a variety of relief, including (a) treble damages; (b) return of any allegedly unlawful profits; and (c) attorney's fees and costs of litigation. In February 2004, the Company filed a Motion to Dismiss the Complaint, which was denied by the Northern District in April 2004. The Company then sought and obtained permission to file an immediate appeal of the Northern District's decision to the United States Court of Appeals for the 11th Circuit. In June 2005, the 11th Circuit reversed in part and affirmed in part the lower court's decision (Williams v. Mohawk Industries, Inc., 411 F.3d 1252 (11th Cir. 2005)). In June 2005, the Company filed a motion requesting review by the full 11th Circuit, which was denied in August 2005. In October 2005, the Company filed a petition for certiorari with the United States Supreme Court, which petition was granted in December of 2005. The case was argued before the Supreme Court on April 26, 2006. On June 5, 2006, the Supreme Court vacated the 11th Circuit ruling and ordered the 11th Circuit to reconsider its vacated ruling. On September 27, 2006, the 11th Circuit issued a second decision reversing in part and affirming in part the lower court's decision.  On October 18, 2006, the Company filed a motion requesting review of this decision by the full 11th Circuit.  The Company will continue to vigorously defend itself against this action.

     The Company believes that adequate provisions for resolution of all claims and pending litigation have been made for probable losses and that the ultimate outcome of these actions will not have a material adverse effect on its financial condition but could have a material effect on its results of operations in a given quarter or annual period.

      On January 17, 2006, the Company issued $500,000 aggregate principal amount of 5.750% notes due 2011 and $900,000 aggregate principal amount of 6.125% notes due 2016. The net proceeds from the issuance of these notes were used to pay off a $1,400,000 bridge credit facility entered into in connection with the Unilin acquisition. Interest payable on each series of the notes is subject to adjustment if either Moody's Investor Service, Inc. or Standard & Poor's Ratings Services, or both, downgrades the Company's debt rating.  Each rating agency downgrade results in a 0.25% increase in the interest rate, subject to a maximum increase of 1% per rating agency. If later the Company's debt rating improves, then the interest rates would be reduced accordingly. The provision for increasing the interest rate will no longer apply if the Company's debt rating from both rating agencies improves above the debt rating in effect at the time of the issuance of the notes.

      The Company has received partial refunds from the United States government in reference to settling customs disputes dating back to 1982. Accordingly, the Company recorded a net gain of $8,834 ($5,615, net of taxes) in other income (expense) for the three months ended September 30, 2006 and $15,066 ($9,518 net of taxes) in other income (expense) for the nine months ended September 30, 2006.  Additional future recoveries will be recorded as realized.

16.  Subsequent Event

    On October 16, 2006, the Company made the decision to permanently close its Jackson, Tennessee mosaic tile plant due to demand and production realignment. The Company will incur approximately $4,000 in costs associated with this restructuring.  Of this amount, approximately $2,700 is a non-cash asset impairment charge and the remaining $1,300 will be costs incurred for severance and other closure activities. In addition, the Company anticipates approximately $2,000 in other costs related to other restructurings within the Dal-Tile segment.

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

      The Company has three reporting segments, the Mohawk segment, the Dal-Tile segment and the Unilin segment. The Mohawk segment distributes its product lines, which include carpet, rugs, pad, ceramic tile, hardwood, resilient and laminate, through its network of approximately 50 regional distribution centers and satellite warehouses using its fleet of company-operated trucks, common carriers or rail transportation. The Mohawk segment product lines are purchased by independent floor covering retailers, home centers, mass merchandisers, department stores, independent distributors, commercial dealers and commercial end users. The Dal-Tile segment product lines include ceramic tile, porcelain tile and stone products distributed through approximately 274 company-operated sales service centers and regional distribution centers using primarily common carriers and rail transportation. The Dal-Tile segment product lines are purchased by tile specialty dealers, tile contractors, floor covering retailers, commercial end users, independent distributors and home centers. The Unilin segment manufactures and markets laminate flooring products, which are distributed through separate distribution channels consisting of independent distributors (who sell through retailers) and home centers. The business is organized to address the specific customer needs of each distribution channel.

      The Company reported net earnings of $127.7 million or diluted earnings per share ("EPS") of $1.88, up 10.3% for the third quarter of 2006 compared to net earnings of $115.8 million or $1.71 EPS for the third quarter of 2005. The increase in EPS resulted from the Unilin acquisition, hard surface sales growth, price increases and U.S. customs refunds. The increase was offset by increased raw material costs, increased distribution, energy costs and the expensing of stock options.

   The Company reported net earnings of $326.3 million or EPS of $4.80, up 13.5% for the first nine months of 2006 compared to net earnings of $287.5 million or $4.26 EPS for the first nine months of 2005. The increase in EPS resulted primarily from the Unilin acquisition, hard surface sales growth, price increases and U.S. customs refunds. The increase was offset by increased raw material costs, higher energy costs, increased distribution costs and the expensing of stock options.

     During the third quarter of 2006, the Company's results were impacted by a slowing U.S. economy which impacted demand within certain categories within its segments. The Company anticipates continued slow sales in the fourth quarter that will result in unfavorable manufacturing overhead costs impacting margins, especially within its Mohawk and Dal-Tile segments.

Results of Operations

Quarter Ended September 30, 2006, as Compared with Quarter Ended October 1, 2005

      Net sales for the quarter ended September 30, 2006 were $2,024.0 million, reflecting an increase of $326.4 million, or approximately 19.2%, from the $1,697.6 million reported in the quarter ended October 1, 2005. The increased net sales are primarily attributable to the Unilin acquisition, hard surface sales growth and selling price increases. The Mohawk segment recorded net sales of $1,233.8 million in the current quarter compared to $1,248.2 million in the third quarter of 2005, representing a decrease of $14.4 million or approximately 1.2%. The decrease was primarily attributable to both new and residential replacement demand slowing within its soft surface product categories offset by growth within commercial soft surface product categories. The Dal-Tile segment recorded net sales of $501.2 million in the current quarter, reflecting an increase of $51.8 million or approximately 11.5%, from the $449.4 million reported in the third quarter of 2005. The increase was primarily attributable to internal growth, acquisitions and selling price increases. The Unilin segment recorded net sales of $292.9 million in the current quarter.

      Gross profit for the third quarter of 2006 was $568.5 million (28.1% of net sales) and represented an increase of $105.5 million from gross profit of $463.0 million (27.3% of net sales) for the prior year's third quarter. Gross profit as a percentage of net sales in the current period was favorably impacted by the Unilin acquisition, internal growth and acquisitions in the Dal-Tile segment. The increase was offset by increased raw material, distribution and start up costs when compared to the third quarter of 2005.

      Selling, general and administrative expenses for the third quarter of 2006 were $345.8 million (17.1% of net sales) compared to $274.1 million (16.1% of net sales) for the prior year's third quarter. The increase in selling, general and administrative expenses as a percentage of net sales was attributable to the Unilin acquisition, higher selling expense within the Mohawk segment and the expensing of stock options during the current quarter.

      Operating income for the third quarter of 2006 was $222.7 million (11.0% of net sales) compared to $188.9 million (11.1% of net sales) in the third quarter of 2005. Operating income as a percentage of net sales in the current quarter was unfavorably impacted by slower new and residential replacement demand, an increase in raw material costs, the expensing of stock options, offset by selling price increases and internal growth within the hard surface product categories. Operating income attributable to the Mohawk segment was $110.5 million (9.0% of segment net sales) in the third quarter of 2006 compared to $121.9 million (9.8% of segment net sales) in the third quarter of 2005. Operating income as a percentage of net sales in the current quarter was unfavorably impacted by slower new and replacement residential demand, an increase in raw material costs and distribution costs resulting from increases in energy costs. Operating income attributable to the Dal-Tile segment was $69.6 million (13.9% of segment net sales) in the third quarter of 2006 compared to $69.1 million (15.4% of segment net sales) for the third quarter of 2005. Operating income as a percentage of net sales was unfavorably impacted by higher distribution costs and start up costs at its Muskogee location. Operating income attributable to the Unilin segment was $49.7 million (17.0% of segment net sales) in the third quarter of 2006.

      Interest expense for the third quarter of 2006 was $44.7 million compared to $10.8 million in the third quarter of 2005. The increase in interest expense was attributable to higher average debt levels as a result of the Unilin acquisition in the current quarter when compared to the third quarter of 2005. In addition, interest rates in the third quarter of 2006 were higher when compared to the third quarter of 2005.

      Income tax expense was $59.2 million, or 31.7% of earnings before income taxes for the third quarter of 2006 compared to $62.8 million or 35.2% of earnings before income taxes for the prior year's third quarter. The decrease in the tax rate is due to the combination of domestic and international tax rates resulting from the Unilin acquisition in the current quarter when compared to the quarter ended October 1, 2005.

Nine Months Ended September 30, 2006, as Compared with Nine Months Ended October 1, 2005

      Net sales for the nine months ended September 30, 2006 were $6,007.2 million, reflecting an increase of $1,191.7 million, or approximately 24.7%, from the $4,815.5 million reported in the nine months ended October 1, 2005. The increased net sales are primarily attributable to the Unilin acquisition, internal growth and selling price increases. The Mohawk segment recorded net sales of $3,626.4 million in the current nine months compared to $3,524.5 million in the nine months of 2005, representing an increase of $101.9 million or approximately 2.9%. The increase was primarily attributable to price increases and growth of its hard surface product categories partially offset by slower new and residential replacement demand within its soft surface product categories. The Dal-Tile segment recorded net sales of $1,482.1 million in the current nine months ended September 30, 2006, reflecting an increase of $191.0 million or approximately 14.8%, from the $1,291.1 million reported in the nine months of 2005. The increase was primarily attributable to internal growth, acquisitions and selling price increases. The Unilin segment recorded net sales of $909.3 million for the nine months ended September 30, 2006.

      Gross profit for the nine months ended September 30, 2006 was $1,677.2 million (27.9% of net sales) and represented an increase of $385.7 million from gross profit of $1,291.5 million (26.8% of net sales) for the nine months ended October 1, 2005. Gross profit as a percentage of net sales in the current period was favorably impacted by the Unilin acquisition and increased selling prices. The increase was offset by an increase in raw material, energy, distribution, and start up costs when compared to the first nine months of 2005.

      Selling, general and administrative expenses for the first nine months of 2006 were $1,067.5 million (17.8% of net sales) compared to $806.1 million (16.7% of net sales) for the prior year's nine months. The percentage increase was attributable to the Unilin segment, increased selling and distribution costs, and the expensing of stock options during the first nine months of 2006.

      Operating income for the first nine months of 2006 was $609.7 million (10.1% of net sales) compared to $485.3 million (10.1% of net sales) in the first nine months of 2005. Operating income as a percentage of net sales in the first nine months of 2006 was favorably impacted by the Unilin acquisition, selling price increases and internal growth within the hard surface product categories, offset by the expensing of stock options, an increase in raw material costs and higher energy costs. Operating income attributable to the Mohawk segment was $275.1 million (7.6% of segment net sales) in the first nine months of 2006 compared to $295.6 million (8.4% of segment net sales) in the first nine months of 2005. Operating income as a percentage of net sales in the first nine months of 2006 was unfavorably impacted by slower new and residential replacement demand within soft surface product categories, an increase in raw material and energy costs, and increased selling and distribution costs, offset by selling price increases and internal growth within its hard surface product categories. Operating income attributable to the Dal-Tile segment was $213.3 million (14.4% of segment net sales) in the first nine months of 2006 compared to $196.9 million (15.3% of segment net sales) for the first nine months of 2005. Operating income as a percentage of net sales was unfavorably impacted by higher distribution costs and start up costs at its Muskogee location. Operating income attributable to the Unilin segment was $149.4 million (16.4% of segment net sales) in the first nine months of 2006.

      Interest expense for the first nine months of 2006 was $131.1 million compared to $35.2 million in the first nine months of 2005. The increase in interest expense was attributable to higher average debt levels as a result of the Unilin acquisition in the first nine months of 2006 when compared to the first nine months of 2005. In addition, interest rates in the first nine months of 2006 were higher when compared to the first nine months of 2005.

      Income tax expense was $160.9 million, or 33.0% of earnings before income taxes for the first nine months of 2006 compared to $160.1 million, or 35.8% of earnings before income taxes for the nine months ended October 1, 2005. The decrease in the tax rate is due to the combination of domestic and international tax rates resulting from the Unilin acquisition in the first nine months of 2006 when compared to the nine months ended October 1, 2005.

Liquidity and Capital Resources

      The Company's primary capital requirements are for working capital, capital expenditures and acquisitions. The Company's capital needs are met primarily through a combination of internally generated funds, bank credit lines, term and senior notes, the sale of trade receivables and credit terms from suppliers.

      Cash flows generated by operations for the first nine months of 2006 were $546.2 million compared to $328.0 million for the first nine months of 2005. Contributing to the improved cash flow was higher net earnings after adjusting for the incremental depreciation and amortization expense resulting from the Unilin acquisition and improved inventory turns when compared to the prior year's first nine months.

      Net cash used in investing activities, acquisitions and capital expenditures for the first nine months of 2006 was $195.0 million compared to $201.4 million for the first nine months of 2005. The decrease is due to lower capital spending partially offset by higher acquisition investments within the Mohawk segment. Capital spending during the remainder of 2006 for the Mohawk, Dal-Tile and Unilin segments combined, excluding acquisitions, is expected to range from $95 million to $109 million, and will be used primarily to purchase equipment and to add manufacturing capacity.

      Net cash used in financing activities for the first nine months of 2006 was $419.9 million compared to $126.6 million for the same period in 2005. The primary reason for the change was an increase in debt payments during the first nine months of 2006 compared to the same period in 2005.

      At September 30, 2006, the Company had a total commitment of approximately $1.4 billion under its senior unsecured credit facilities and a Euro revolving credit facility. A total of approximately $742.4 million was available under these facilities at September 30, 2006. The amount used under the senior unsecured credit facilities at September 30, 2006 was $702.8 million. The amount used under these facilities is composed of $620.5 million in borrowings, $55.6 million in letters of credit guaranteeing the Company's industrial revenue bonds and $26.7 million in standby letters of credit related to various insurance contracts and foreign vendor commitments.

      On January 17, 2006, the Company issued $500 million aggregate principal amount of 5.750% notes due 2011 and $900 million aggregate principal amount of 6.125% notes due 2016. The net proceeds from the issuance of these notes were used to pay off a $1.4 billion bridge credit facility entered into in connection with the Unilin acquisition. Interest payable on each series of the notes is subject to adjustment if either Moody's Investor Service, Inc. or Standard & Poor's Ratings Services, or both, downgrades the Company's debt rating.  Each rating agency downgrade results in a 0.25% increase in the interest rate, subject to a maximum increase of 1% per rating agency. If later the Company's debt rating improves, then the interest rates would be reduced accordingly. The provision for increasing the interest rate will no longer apply if the Company's debt rating from both rating agencies improves above the debt rating in effect at the time of the issuance of the notes.

      The Company has an on-balance sheet trade accounts receivable securitization agreement ("Securitization Facility"). The Securitization Facility allows the Company to borrow up to $350 million based on available accounts receivable. At September 30, 2006, the Company had approximately $150.0 million outstanding secured by trade receivables.

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

New Pronouncements

      In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109," which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The provisions of FIN 48 are effective as of the beginning of the Company's 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  The Company is currently evaluating the impact of FIN 48 on its consolidated financial statements.

      In September 2006, FASB issued Statement of Financial Accounting Standards No. 157 ("SFAS No. 157"), "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy.  Additionally, companies are required to provide certain disclosures regarding instruments within the hierarchy, including a reconciliation of the beginning and ending balances for each major category of assets and liabilities. SFAS 157 is effective for the Company's fiscal year beginning January 1, 2008.  The Company is currently evaluating the impact of SFAS No. 157 on its consolidated financial statements.

      In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Post Retirement Plans- an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS No. 158"). SFAS No. 158 requires an employer that sponsors one or more single-employer defined benefit plans to recognize the over-funded or under-funded status of a benefit plan in its statement of financial position, recognize as a component of other comprehensive income, net of tax, gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit costs pursuant to SFAS No. 87, "Employers Accounting for Pensions," or SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," measure defined benefit plan assets and obligations as of the date of the employer's fiscal year-end, and disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations. The recognition and disclosure provisions required by SFAS No. 158 are effective for the Company's fiscal year ending December 31, 2006.  The measurement date provisions are effective for fiscal years ending after December 15, 2008.  The Company is currently evaluating the impact of SFAS No. 158 on its consolidated financial statements.

      In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.  The SEC staff believes that registrants should quantify errors using both the balance sheet and income statement approach when quantifying a misstatement. SAB 108 is effective for the Company's fiscal year ending December 31, 2006.  The Company is currently evaluating the impact of SAB 108 on the Company's consolidated financial statements.

Subsequent Event

      On October 16, 2006, the Company made the decision to permanently close its Jackson, Tennessee mosaic tile plant due to demand and production realignment. The Company will incur approximately $4.0 million in costs associated with this restructuring.  Of this amount, approximately $2.7 million is a non-cash asset impairment charge and the remaining $1.3 million will be costs incurred for severance and other closure activities. In addition, the Company anticipates approximately $2.0 million in other costs related to other restructurings within the Dal-Tile segment.

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

      In Shirley Williams, et al vs. Mohawk Industries, Inc., four plaintiffs filed a purported class action lawsuit in January 2004, in the United States District Court for the Northern District of Georgia, alleging that they are former and current employees of the Company and that the actions and conduct of the Company, including the employment of persons who are not permitted to work in this country, have damaged them and the other members of the purported class by suppressing the wages of the Company's hourly employees in Georgia. The plaintiffs seek a variety of relief, including (a) treble damages; (b) return of any allegedly unlawful profits; and (c) attorney's fees and costs of litigation. In February 2004, the Company filed a Motion to Dismiss the Complaint, which was denied by the Northern District in April 2004. The Company then sought and obtained permission to file an immediate appeal of the Northern District's decision to the United States Court of Appeals for the 11th Circuit. In June 2005, the 11th Circuit reversed in part and affirmed in part the lower court's decision (Williams v. Mohawk Industries, Inc., 411 F.3d 1252 (11th Cir. 2005)). In June 2005, the Company filed a motion requesting review by the full 11th Circuit, which was denied in August 2005. In October 2005, the Company filed a petition for certiorari with the United States Supreme Court, which petition was granted in December of 2005. The case was argued before the Supreme Court on April 26, 2006. On June 5, 2006, the Supreme Court vacated the 11th Circuit ruling and ordered the 11th Circuit to reconsider its vacated ruling. On September 27, 2006, the 11th Circuit issued a second decision reversing in part and affirming in part the lower court's decision.  On October 18, 2006, the Company filed a motion requesting review of this decision by the full 11th Circuit.  The Company will continue to vigorously defend itself against this action.

     The Company believes that adequate provisions for resolution of all claims and pending litigation have been made for probable losses and that the ultimate outcome of these actions will not have a material adverse effect on its financial condition but could have a material effect on its results of operations in a given quarter or annual period.

Item 1A.  Risk Factors

      There have been no significant changes to the Company's risk factors as disclosed in the Company's 2005 Annual Report filed on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Mohawk Industries, Inc. Purchases of Equity Securities

Maximum
Number
of
			Total	Shares that
			Number of Shares	May Yet Be
		Average	Purchased as Part	Purchased
	Total Number	Price	of Publicly	Under the
	of Shares	Paid per	Announced Plans	Plans or
Period	Purchased (1)	Share	or Programs	Programs
Opening balance	11,437,564	$28.81	11,437,564	3,562,436
Month #1 (July 2, 2006-
August 5, 2006)	-	-	-	-
Month #2 (August 6, 2006-
September 2, 2006)	74,365	69.66	74,365	(74,365)
Month #3 (September 3, 2006-
September 30, 2006)	-	-	-	-
Total	11,511,929	$29.08	11,511,929	3,488,071

      ___
(1)     The total number of shares repurchased includes an aggregate of 44,874 shares surrendered to the Company to satisfy the exercise price and tax withholding obligations in connection with the exercise of stock options.

     On September 29, 1999, the Company announced that its Board of Directors authorized the repurchase of up to 5 million shares of the Company's common stock. On December 16, 1999, the Company announced that the Company's Board of Directors authorized the repurchase of an additional 5 million shares of its common stock under the existing repurchase plan. On May 18, 2000, the Company announced that the Company's Board of Directors authorized the repurchase of an additional 5 million shares of its common stock under the existing repurchase plan. The Company purchased 74,365 shares of its common stock during the third quarter of 2006.

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

                                                                                          MOHAWK INDUSTRIES, INC.

Dated: November 3, 2006                                                    By: /s/ Jeffrey S. Lorberbaum
                                                                                           JEFFREY S. LORBERBAUM, Chairman, President and
                                                                                           Chief Executive Officer (principal executive officer)

Dated: November 3, 2006                                                     By: /s/ Frank H. Boykin
                                                                                             FRANK H. BOYKIN, Chief Financial Officer,
                                                                                            (principal financial officer)

