Form 10-K
period 2006-12-31
MOHAWK INDUSTRIES INC
filed 2007-02-26
CIK 851968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[Mark One]

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒                                Accelerated filer  ☐                            Non-accelerated filer  ☐

Indicate by check whether the Registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock of the Registrant held by non-affiliates (excludes beneficial owners of more than 10% of the Common Stock) of the Registrant (41,437,255 shares) on July 1, 2006 (the last business day of the Registrant's most recently completed fiscal second quarter) was $2,915,110,889. The aggregate market value was computed by reference to the closing price of the Common Stock on such date.

Number of shares of Common Stock outstanding as of February 21, 2007: 67,976,792 shares of Common Stock, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2007 Annual Meeting of Stockholders-Part III.

PART I

Item 1.	Business

General

Mohawk Industries, Inc., (“Mohawk” or the “Company”), a term which includes the Company and its subsidiaries, including its primary operating subsidiaries, Mohawk Carpet Corporation, Aladdin Manufacturing Corporation, Dal-Tile International Inc. and Unilin Flooring BVBA, Unilin Holding Inc., and their subsidiaries (the Unilin Group), is a leading producer of floor covering products for residential and commercial applications in the United States and Europe. The Company is the second largest carpet and rug manufacturer and one of the largest manufacturers, marketers and distributors of ceramic tile and natural stone in the United States as well as a leading producer of laminate flooring in the United States and Europe. The Company had annual net sales in 2006 in excess of $7.9 billion. Approximately 88% of this amount was generated by sales in North America and approximately 12% was generated by sales outside North America. Selected financial information for the Mohawk, Dal-Tile, and Unilin segments is set forth in Note 16 to the Consolidated Financial Statements.

The Mohawk segment designs, manufactures, sources, distributes and markets its floor covering product lines, which include carpets, ceramic tile, laminate, rugs, carpet pad, hardwood and resilient, in a broad range of colors, textures and patterns for residential and commercial applications in both new construction and remodeling. The Mohawk segment markets and distributes its carpets and rugs under its soft surface floor covering brands and ceramic tile, laminate, hardwood and resilient under its hard surface floor covering brands. The Mohawk segment positions its products in all price ranges and emphasizes quality, style, performance and service. The Mohawk segment is widely recognized through its premier brand names, which include “Mohawk®,” “Aladdin®,” “Mohawk Home®,” “Bigelow®,” “Durkan®,” “Helios®,” “Horizon®,” “Karastan®,” “Lees®,” “MeritTM,” and “Ralph Lauren®” . The Mohawk segment markets and distributes soft and hard surface products through over 39,000 customers, which include independent floor covering retailers, home centers, mass merchandisers, department stores, commercial dealers and commercial end users. Some products are also marketed through private labeling programs. The Mohawk segment's soft surface operations are vertically integrated from the extrusion of resin to the manufacture and shipment of finished carpets and rugs.

The Dal-Tile segment designs, manufactures, sources, distributes and markets a broad line of ceramic tile, porcelain tile, natural stone and other products used in the residential and commercial markets for both new construction and remodeling. Most of the Dal-Tile segment's ceramic tile products are marketed under the “Dal-Tile®” and “American Olean®” brand names and sold through independent distributors, home center retailers, tile and flooring retailers and contractors. The Dal-Tile segment operations are vertically integrated from the production of raw material for body and glaze preparation to the manufacturing and distribution of ceramic and porcelain tile.

On October 31, 2005, the Company acquired all the outstanding shares of Unilin Holding NV (the “Unilin Acquisition”). The total purchase price for acquiring Unilin, net of cash, was approximately Euro 2.1 billion (approximately $2.5 billion). The results of operations for the Unilin business have been included with the Unilin segment results and in the Company's consolidated financial statements since that date. The primary reason for the acquisition was to expand the Company's presence in the U.S. laminate flooring market. The Unilin segment, which is headquartered in Belgium, is a leading manufacturer, distributor and marketer of laminate flooring in Europe and the United States. Unilin is one of the leaders in laminate flooring technology, having commercialized direct pressure laminate, or DPL, a technology used in a majority of laminates today, and has developed the patented UNICLIC® glueless installation system and a variety of other new technologies, such as beveled edges, multiple length planks and new surface technologies. Unilin is the largest vertically-integrated laminate flooring manufacturer in the United States producing both laminate flooring and related high density fiberboard. Unilin sells its laminate flooring products brand through retailers, independent distributors private label and home centers. Unilin also produces insulated roofing and other wood-based panels.

Industry

The United States floor covering industry has grown from $12.4 billion in sales in 1992 to $24.1 billion in 2005. In 2005, the primary categories of the United States floor covering industry were carpet and rug (62%), ceramic tile (13%), hardwood (11%), resilient and rubber (8%), and laminate (6%). Each of these categories has been impacted by:

•	changes in average selling price per square foot;

•	increases in the residential builder and homeowner remodeling markets;

•	housing starts and housing resales;

•	increases in average house size; and

•	increases in home ownership.

Compound average growth rates for all categories, except the resilient and rubber category, for the period from 2002 through 2005 have met or exceeded the growth rates (measured in sales dollars) for the gross domestic product of the United States over the same period. Ceramic tile, laminate and hardwood continued to exceed the growth rate for housing starts over the same period. During this period, the compound average growth rate was 3.8% for carpets and rugs, 7.3% for ceramic tile, 6.6% for resilient and rubber, 21.1% for laminate and 8.0% for hardwood.

According to the most recent figures available from the Floor Covering Weekly, worldwide carpet and rug sales volume of American manufacturers and their domestic divisions was approximately 2.3 billion square yards in 2005. This volume represents a market in excess of $14.9 billion.

The level of sales in the overall floor covering industry is influenced by a number of factors, including consumer confidence, spending for durable goods, interest rates, turnover in housing, the condition of the residential and commercial construction industries and the overall strength of the economy.

Broadloom carpet is defined as carpet over six feet by nine feet in size and has two primary markets, residential and commercial. In 2005, the residential market made up approximately 75% of industry amounts shipped and the commercial market comprised approximately 25%. An estimated 49% of industry shipments are made in response to replacement demand, which usually involves exact yardage, or “cut order,” shipments that typically provide higher profit margins than sales of carpet sold in full rolls. Because the replacement business generally involves higher quality carpet cut to order by the manufacturer, rather than the dealer, this business tends to have higher margins for manufacturers than the new construction business.

The United States ceramic tile industry shipped 3.3 billion square feet, or $3.1 billion, in 2005. Sales in the ceramic tile industry are influenced by the same factors that influence the overall floor covering industry, including consumer confidence, spending for durable goods, interest rates, turnover in housing, the condition of the residential and commercial construction industries and the overall strength of the economy.

The ceramic tile industry’s two primary markets, residential applications and commercial applications, represent 70.5% and 28.2% of the industry total, respectively. Of the total residential market, 60% of the dollar values of shipments are for new construction.

In 2005, the United States laminate industry shipped 1.3 billion square feet, representing a market of approximately $1.5 billion, and the European laminate industry shipped 5.2 billion square feet. In 2004, the laminate industry accounted for approximately 10% of the European floor covering market. Sales in the laminate industry are influenced by similar factors that influence the overall floor covering industry, including consumer confidence, spending for durable goods, interest rates, turnover in housing, and the overall strength of the economy. Sales of U.S. laminate flooring are primarily distributed through the residential replacement market. Sales to other end user markets are not significant.

Sales and Distribution

Mohawk Segment

Through its Mohawk segment, the Company designs, manufactures and markets hundreds of styles of carpet and rugs in a broad range of colors, textures and patterns. In addition, the Mohawk segment markets and distributes ceramic tile, laminate, carpet pad, hardwood and resilient floor covering. The Mohawk segment positions product lines in all price ranges and emphasizes quality, style, performance and service. The Mohawk segment markets and distributes its soft and hard surface product lines to over 39,000 customers, which include independent floor covering retailers, home centers, mass merchandisers, department stores, commercial dealers and commercial end users. Some products are also marketed through private labeling programs. Sales to residential customers represent a significant portion of the total industry and the majority of the Company’s carpet and rug sales.

The Company has positioned its premier residential carpet and rug brand names across all price ranges. “Mohawk®,” “Horizon®,” “Helios®” and “Karastan®” are positioned to sell primarily in the medium-to-high retail price channels in the residential broadloom market. These lines have substantial brand name recognition among carpet dealers and retailers, with the “Karastan®” and “Mohawk®” brands having the highest consumer recognition in the industry. “Karastan®” is the leader in the exclusive high-end market. The “Aladdin®” and “Mohawk Home®” brand names compete primarily in the value retail price channel. The Company markets its hard surface product lines, which include “Mohawk Ceramic®”, “Mohawk Hardwood®”, “Congoleum®” and “Mohawk Laminate®” across all price ranges. In addition, the Company markets its decorative throws and pillows, woven bedspreads, textile wall hangings and blankets primarily through the retail channel.

The Company offers marketing and advertising support through dealer programs like Mohawk Floorscapes, Mohawk ColorCenter, Mohawk Floorz and Karastan Gallery. These programs offer varying degrees of support to dealers in the form of sales and management training, merchandising systems, exclusive promotions and assistance in certain administrative functions such as consumer credit, advertising and insurance.

The commercial customer base is divided into several channels: corporate office space, educational institutions, hospitality facilities, retail space and health care facilities. Different purchase decision makers and decision-making processes exist for each channel. In addition, the Company produces and sells broadloom carpet and carpet tile under the brand names “Bigelow Commercial®”, Lees®”, “Durkan®”, Karastan Contract®”, and “Merit®”.

The Company’s sales forces are generally organized based on product type and sales channels in order to best serve each type of customer. A hub-and-spoke distribution network accomplishes the product distribution on a regional level. In this system, trucks generally deliver product from manufacturing and central distribution centers to regional and satellite warehouses. From there, it is shipped to retailers or to local distribution warehouses, then to retailers.

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

The Company serves as a “one-stop” source that provides customers with one of the ceramic tile industry’s broadest product lines—a complete selection of glazed floor tile, glazed wall tile, glazed and unglazed ceramic mosaic tile, porcelain tile, quarry tile and stone products, as well as allied products. In addition to products manufactured by the Company’s ceramic tile business, the Company also purchases products from other manufacturers to enhance its product offering.

The independent distributor channel offers a distinct product line under the “American Olean®” brand. Currently, the “American Olean®” brand is distributed through approximately 226 independent distributor locations that service a variety of residential and commercial customers. The Company is focused on increasing its presence in the independent distributor channel, particularly in tile products that are most commonly used in flooring applications.

The Company has two of the leading brand names in the U.S. ceramic tile industry— “Dal-Tile®” and “American Olean®”. The “Dal-Tile®” and “American Olean®” brand names date back over fifty years and are well recognized in the industry.

The Company has six regional distribution centers in the Dal-Tile operations. These centers help deliver high-quality customer service by focusing on shorter lead times, increased order fill rates and improved on-time deliveries to customers.

A network of approximately 262 sales service centers distributes primarily the “Dal-Tile®” brand product, serving customers in the United States, Canada and Puerto Rico. The service centers provide distribution points for customer pick-up, local delivery and showrooms to assist customers with product selection.

The Company’s sales service centers primarily distribute the “Dal-Tile®” brand, with a fully integrated marketing program, emphasizing a focus on quality and fashion. The broad product offering satisfies the needs of its residential, commercial and builder customers. The “American Olean®” brand consists of a full product offering and is distributed primarily through independent distributors. Both of these brands are supported by a fully integrated marketing program, displays, merchandising (sample boards, chip chests), literature/catalogs and an Internet website.

Unilin Segment

The Unilin segment manufactures, licences, distributes and markets laminate flooring in Europe and the United States. It also produces insulated roofing and other wood based panels. Products are distributed through separate distribution channels consisting of retailers, independent distributors and home centers. Unilin U.S. operations also manufacture Mohawk branded laminate flooring which sells through the Mohawk channel. The majority of Unilin’s U.S. sales are for residential replacement. The business is organized to address the specific customer needs of each distribution channel.

In the United States, the Unilin operations have three regional distribution centers. These distribution centers help deliver high-quality customer service and also enhance the Company’s ability to plan and schedule production and manage inventory requirements.

In Europe, the Unilin operations distribute products directly from manufacturing facilities. This integration with manufacturing sites allows for quick responses to customer needs and high inventory turns.

The Unilin segment markets and sells laminate flooring products under the “Quick-Step®” and “Mohawk®” brands, which the Company believes are some of the leading brand names in the U.S. and European laminate industry.

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

The Company believes that its manufacturing organization offers competitive advantages due to its ability to manufacture a differentiated product line consisting of one of the industry's broadest product offerings of colors, textures and finishes, as well as the industry's largest offering of trim and angle pieces and its ability to utilize the industry's newest technology. In addition, Dal-Tile also imports or sources a portion of its product to supplement its product offerings.

Unilin Segment

The Company’s laminate flooring manufacturing operations are vertically integrated, both in the United States and in Europe, and include high-density fiberboard (“HDF”) production, paper impregnation, short-cycle pressing, cutting and milling. The European operations also include resin production. Unilin has state-of-the-art equipment that results in competitive manufacturing in terms of cost and flexibility. Most of the equipment for the production of laminate flooring in Belgium and North Carolina is relatively new. The Company’s laminate flooring plant in North Carolina is one of the largest in the United States. In addition, Unilin is the only fully integrated laminate manufacturer in the United States with its own HDF production facility.

The manufacturing facilities for other activities in the Unilin business (insulated roofing and other wood-based panels) are all configured for cost-efficient manufacturing and production flexibility and are competitive in the European market.

Raw Materials and Suppliers

Mohawk Segment

The principal raw materials the carpet and rug business uses are nylon, polypropylene, polyester and wool resins and fibers; synthetic backing materials; latex and various dyes and chemicals. Major raw materials used in the Company's manufacturing process are available from independent sources and the Company obtains most of its externally purchased nylon fibers principally from two major suppliers: Invista Inc., and Solutia, Inc. Although temporary disruptions of supply of carpet raw materials were experienced in 2005 as a result of hurricanes, the carpet and rug business has not experienced significant shortages of raw materials in recent years. The Company believes that there is an adequate supply of all grades of resin and fiber, which are readily available.

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

Wood supply is a very fragmented market in Europe. The Company has long-standing relationships with approximately 25 suppliers. These suppliers provide a wide variety of wood species, varying from fresh round wood to several kinds of by-products of sawmills and used wood recycled specifically for chipboard production, giving the Company a cost-effective and secure supply of raw material. In the United States, the Company has a long-term contract with a contiguously located lumber company that supplies most of its total needs for wood.

Major manufacturers supply the papers required in the laminate flooring business in both Europe and the United States. The Company manufactures most of the paper impregnation internally in its laminate flooring facilities in Europe and the United States. In Europe, the resins for paper impregnation are manufactured by the Company, which permits greater control over the laminate flooring manufacturing process, enabling the Company to produce higher-quality products.

The Company buys the balance of its resin requirements from a number of companies. The Company believes there are ample sources of supply located within a reasonable distance of Unilin’s facilities.

Competition

The principal methods of competition within the floor covering industry generally are service, style, quality, price and, to a certain extent, product innovation and technology. In each of the markets price competition and market coverage are particularly important because there is limited differentiation among competing product lines. In the laminate flooring market, the Company believes it has a competitive advantage as a result of Unilin’s industry leading design and patented technologies, which allows the Company to distinguish its laminate flooring products in the areas of finish, quality, installation and assembly. In the Mohawk and Dal-Tile segments, the investments in advanced manufacturing, data processing, the extensive diversity of equipment, as well as the Company’s marketing strategy and distribution system contribute to its ability to compete primarily on the basis of performance, quality, style and service, rather than just price. The carpet and rug industry has experienced substantial consolidation in recent years, and the Company is one of the largest carpet and rug manufacturers in the world. While the ceramic tile industry is more fragmented, the Company believes it is substantially larger than the next largest competitor and that it is the only significant manufacturer with its own North American distribution system. The Company faces competition in the laminate flooring market from a large number of domestic and foreign manufacturers.

Mohawk Segment

The carpet and rug industry is highly competitive. Based on industry publications, the top 20 North American carpet and rug manufacturers (including their American and foreign divisions) in 2005 had worldwide sales in excess of $12.5 billion, and in 1998 the top 20 manufacturers had sales in excess of $9.6 billion. In 2005, the top five manufacturers had worldwide sales in excess of $10.0 billion. The Company believes it is the second largest producer of carpets and rugs (in terms of sales volume) in the world based on its 2005 sales.

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

Unilin Segment

Laminate flooring is the fastest growing product in the U.S. floor covering industry and is produced by more than 130 industrial manufacturers in 25 countries. The Company believes it is one of the largest manufacturers, distributors and marketers of laminate flooring in the world, with a focus on high-end products. The Company is also the largest vertically-integrated laminate flooring manufacturer in the United States producing both high density fiberboard and laminate flooring.

Patents and Trademarks

Intellectual property is important to the Company’s business, and the Company relies on a combination of patent, copyright, trademark and trade secret laws to protect its interests.

The Company uses several trademarks that it considers important in the marketing of its products, including “Aladdin®,” “American Olean®,” “Bigelow®,” “Dal-Tile®,” “Durkan®,” “Helios®,” “Horizon®,” “Karastan®,” “Lees®,” “Mohawk®,” “Mohawk Home™,” “Portico®,” “Quick-Step®,” “UNILIN®,” and “UNICLIC®.”

Unilin owns a number of important patent families, totaling approximately 150 patents and applications in Europe and the United States. The most important of these patent families is the UNICLIC® family, as well as the snap, pretension, clearance and beveled edge patent families, which protects Unilin’s interlocking laminate flooring panel technology. The patents in the UNICLIC® family are not expected to expire until 2017.

Sales Terms and Major Customers

The Company’s sales terms are the same as those generally available throughout the industry. The Company generally permits its customers to return carpet, rug, ceramic tile, wood, vinyl and laminate flooring purchased from it within specified time periods from the date of sale, if the customer is not satisfied with the quality of the product.

During 2006, no single customer accounted for more than 10% of total net sales, and the top ten customers accounted for less than 15% of the Company’s sales. The Company believes the loss of one or a few major customers would not have a material adverse effect on its business.

Employees

As of February 15, 2007, the Company employed approximately 37,100 persons consisting of approximately 30,600 in the United States, approximately 3,900 in Mexico, and approximately 2,600 in Europe. The majority of the Company’s European and Mexican manufacturing employees are members of unions. Most of the Company’s U.S. employees are not a party to any collective bargaining agreements. Additionally, the Company has not experienced any strikes or work stoppages in the United States or Mexico for over 20 years. The Company believes that its relations with its employees are good.

Available Information

The Company's Internet address is http://mohawkind.com. The Company makes the following reports filed by it available, free of charge, on its website under the heading “Investor Information:”

•	annual reports on Form 10-K;

•	quarterly reports on Form 10-Q;

•	current reports on Form 8-K; and

•	amendments to the foregoing reports.

The foregoing reports are made available on the Company's website as soon as practicable after they are filed with, or furnished to, the Securities and Exchange Commission (“SEC”).

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

The floor covering industry is sensitive to changes in general economic conditions, such as consumer confidence and income, corporate and government spending, interest rate levels and demand for housing. A prolonged decline in spending for replacement floor covering products or new construction activity could have a material adverse effect on the Company’s business.

The floor covering industry in which the Company participates is highly dependent on general economic conditions, such as consumer confidence and income, corporate and government spending and interest rate levels. The Company derives a majority of the Company’s sales from the replacement segment of the market. Therefore, economic changes that result in a prolonged decline in spending for remodeling and replacement activities could have a material adverse effect on the Company’s business and results of operations.

The floor covering industry is highly dependent on construction activity, including new construction, which is cyclical in nature. Although the impact of a decline in new construction activity is typically accompanied by an increase in remodeling and replacement activity, a prolonged decline in residential or commercial construction activity could have a material adverse effect on the Company’s business and results of operations.

The construction industry has experienced significant downturns in the past, which have adversely affected suppliers to the industry. The industry could experience similar downturns in the future, which could have a negative impact on the Company’s business.

The Company may be unable to pass increases in the costs of raw materials and fuel-related costs on to its customers, which could have a material adverse effect on the Company’s profitability.

The prices of raw materials and fuel-related costs vary with market conditions. The Company’s costs for carpet raw materials and fuel-related materials are currently higher than historical averages and may remain so indefinitely. Although the Company generally attempts to pass on increases in raw material and fuel-related costs to its customers, the Company’s ability to do so is dependent upon the rate and magnitude of any increase, competitive pressures and market conditions for the Company’s products. There have been in the past, and may be in the future, periods of time during which increases in these costs cannot be recovered. During such periods of time, the Company’s profitability may be materially adversely affected.

The Company faces intense competition in the industry, which could decrease demand for the Company’s products or force it to lower prices, which could have a material adverse effect on the Company’s profitability.

The floor covering industry is highly competitive. The Company faces competition from a number of manufacturers and independent distributors. Some of the Company’s competitors are larger and have greater resources and access to capital than the Company does. Maintaining the Company’s competitive position may require substantial investments in the Company’s product development efforts, manufacturing facilities, distribution network and sales and marketing activities. Competitive pressures may also result in decreased demand for the Company’s products or force the Company to lower prices. Any of these factors could have a material adverse effect on the Company’s business.

The Company may experience certain risks associated with acquisitions.

The Company has typically grown its business through acquisitions. Growth through acquisitions involves risks, many of which may continue to affect the Company after the acquisition. The Company can not give assurance that an acquired company will achieve the levels of revenue, profitability and production that the Company expects. The combination of an acquired company’s business with the Company’s existing businesses involves risks. The Company can not be assured that reported earnings will meet expectations because of goodwill and intangible asset impairment, increased interest costs and issuance of additional securities or incurrence of debt. The Company may also face challenges in consolidating functions, integrating the Company’s organizations, procedures, operations and product lines in a timely and efficient manner and retaining key personnel. These challenges may result in:

•	maintaining executive offices in different locations;

•	manufacturing and selling different types of products through different distribution channels;

•	conducting business from various locations;

•	maintaining different operating systems and software on different computer hardware; and

•	providing different employment and compensation arrangements for employees.

The diversion of management attention and any difficulties encountered in the transition and integration process could have a material adverse effect on the Company’s revenues, level of expenses and operating results.

Failure to successfully manage and integrate an acquisition with the Company’s existing operations could lead to the potential loss of customers of the acquired business, the potential loss of employees who may be vital to the new operations, the potential loss of business opportunities or other adverse consequences that could affect the Company’s financial condition and results of operations. Even if integration occurs successfully, failure of the acquisition to achieve levels of anticipated sales growth, profitability or productivity or otherwise not perform as expected, may adversely impact the Company’s financial condition and results of operations.

A failure to identify suitable acquisition candidates and to complete acquisitions could have a material adverse effect on the Company’s business.

As part of the Company’s business strategy, the Company intends to continue to pursue acquisitions of complementary businesses. Although the Company regularly evaluates acquisition opportunities, the Company may not be able successfully to identify suitable acquisition candidates; to obtain sufficient financing on acceptable terms to fund acquisitions; to complete acquisitions and integrate acquired businesses with the Company’s existing businesses; or to manage profitably acquired businesses.

The Company may be unable to obtain raw materials on a timely basis, which could have a material adverse effect on the Company’s business.

The principal raw materials used in the Company’s manufacturing operations include nylon and polyester and polypropylene resins and fibers, which are used primarily in the Company’s carpet and rugs business; talc, clay, nepheline syenite and various glazes, including frit (ground glass), zircon and stains, which are used exclusively in the Company’s ceramic tile business; wood, paper, and resins which are used primarily in the Company’s laminate flooring business; and other materials. An extended interruption in the supply of these or other raw materials used in the Company’s business or in the supply of suitable substitute materials would disrupt the Company’s operations, which could have a material adverse effect on the Company’s business.

The Company has been, and in the future may be, subject to claims and liabilities under environmental, health and safety laws and regulations, which could be significant.

The Company’s operations are subject to various environmental, health and safety laws and regulations, including those governing air emissions, wastewater discharges, and the use, storage, treatment and disposal of hazardous materials. The applicable requirements under these laws are subject to amendment, to the imposition of new or additional requirements and to changing interpretations of agencies or courts. The Company could incur material expenditures to comply with new or existing regulations, including fines and penalties.

The nature of the Company’s operations, including the potential discovery of presently unknown environmental conditions, exposes it to the risk of claims under environmental, health and safety laws and regulations. The Company could incur material costs or liabilities in connection with such claims.

Changes in international trade laws and in the business, political and regulatory environment in Mexico and Europe could have a material adverse effect on the Company’s business.

The Company’s manufacturing facilities in Mexico and Europe represent a significant portion of the Company’s capacity for ceramic tile and laminate flooring, respectively. In addition, as a result of the Unilin Acquisition, the Company now has more significant general operations abroad, particularly in Europe. Accordingly, an event that has a material adverse impact on either operation could have a material adverse effect on the Company. The business, regulatory and political environments in Mexico and in Europe differ from those in the United States, and the Company’s Mexican and European operations are exposed to legal, currency, tax, political, and economic risks specific to the countries in which they occur, particularly with respect to labor regulations, which tend to be more stringent in Europe and, to a lesser extent, Mexico. The Company cannot assure investors that the Company will succeed in developing and implementing policies and strategies to counter the foregoing factors effectively in each location where the Company does business and therefore that the foregoing factors will not have a material adverse effect on the Company’s operations or upon the Company’s financial condition and results of operations.

The Company could face increased competition as a result of the agreements under World Trade Organization (“WTO”) and the North American Free Trade Agreement (“NAFTA”).

The Company is uncertain what effect reduced import duties pursuant to agreements under the WTO may have on the Company’s operations, although these reduced rates may stimulate additional competition from manufacturers that export ceramic tile to the United States.

Although NAFTA lowers the tariffs imposed on the Company’s ceramic tile manufactured in Mexico and sold in the United States and will eliminate such tariffs entirely on January 1, 2008, it may also stimulate competition in the United States and Canada from manufacturers located in Mexico.

Fluctuations in currency exchange rates may impact the Company’s financial condition and results of operations and may affect the comparability of results between the Company’s financial periods.

The results of the Company’s foreign subsidiaries reported in the local currency are translated into U.S. dollars for balance sheet accounts using exchange rates in effect at the balance sheet date and for the statement of earnings accounts using the Company’s weighted average rates during the period. The exchange rates between some of these currencies and the U.S. dollar in recent years have fluctuated significantly and may continue to do so in the future. Although the Company has not yet experienced material losses due to foreign currency fluctuation, the Company may not be able to manage effectively the Company’s currency translation risks, and volatility in currency exchange rates may have a material adverse effect on the carrying value of the Company’s debt and results of operations and affect comparability of the Company’s results between financial periods.

If the Company is unable to protect the Company’s intellectual property rights, particularly with respect to the Company’s patented laminate flooring technology and the Company’s registered trademarks, the Company’s business and prospects could be harmed.

The future success and competitive position of certain of the Company’s businesses, particularly the Company’s laminate flooring business, depend in part upon the Company’s ability to obtain and maintain proprietary technology used in the Company’s principal product families. The Company relies, in part, on the patent, trade secret and trademark laws of the United States and countries in Europe, as well as confidentiality agreements with some of the Company’s employees, to protect that technology.

The Company has obtained a number of patents relating to the Company’s products and associated methods and has filed applications for additional patents, including the UNICLIC® family of patents, which protects Unilin’s interlocking laminate flooring panel technology. The Company cannot assure investors that any patents owned by or issued to it will provide the Company with competitive advantages, that third parties will not challenge these patents, or that the Company’s pending patent applications will be approved. In addition, patent filings by third parties, whether made before or after the date of the Company’s filings, could render the Company’s intellectual property less valuable.

Furthermore, despite the Company’s efforts, the Company may be unable to prevent competitors and/or third parties from using the Company’s technology without the Company’s authorization, independently developing technology that is similar to that of the Company or designing around the Company’s patents. The use of the Company’s technology or similar technology by others could reduce or eliminate any competitive advantage the Company has developed, cause the Company to lose sales or otherwise harm the Company’s business. In addition, if the Company does not obtain sufficient protection for the Company’s intellectual property, the Company’s competitiveness in the markets it serves could be significantly impaired, which would limit the Company’s growth and future revenue.

The Company has obtained and applied for numerous U.S. and foreign service marks and trademark registrations and will continue to evaluate the registration of additional service marks and trademarks, as appropriate. The Company cannot guarantee that any of the Company’s pending or future applications will be approved by the applicable governmental authorities. Moreover, even if such applications are approved, third parties may seek to oppose or otherwise challenge the registrations. A failure to obtain trademark registrations in the United States and in other countries could limit the Company’s ability to protect the Company’s trademarks and impede the Company’s marketing efforts in those jurisdictions.

The Company requires third parties with access to the Company’s trade secrets to agree to keep such information confidential. While such measures are intended to protect the Company’s trade secrets, there can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach or that the Company’s confidential and proprietary information and technology will not be independently developed by or become otherwise known to third parties. In any of these circumstances, the Company’s competitiveness could be significantly impaired, which would limit the Company’s growth and future revenue.

Companies may claim that the Company infringed their intellectual property or proprietary rights, which could cause it to incur significant expenses or prevent it from selling the Company’s products.

In the past the Company has had companies claim that certain technologies incorporated in the Company’s products infringe their patent rights. There can be no assurance that the Company will not receive notices in the future from parties asserting that the Company’s products infringe, or may infringe, those parties’ intellectual property rights. The Company cannot be certain that the Company’s products do not and will not infringe issued patents or other intellectual property rights of others. Historically, patent applications in the United States and some foreign countries have not been publicly disclosed until the patent is issued (or, in some recent cases, until 18 months following submission), and the Company may not be aware of currently filed patent applications that relate to the Company’s products or processes. If patents are later issued on these applications, the Company may be liable for infringement.

Furthermore, the Company may initiate claims or litigation against parties for infringement of the Company’s proprietary rights or to establish the invalidity, noninfringement, or unenforceability of the proprietary rights of others. Likewise, the Company may have similar claims brought against it by competitors. Litigation, either as plaintiff or defendant, could result in significant expense to the Company and divert the efforts of the Company’s technical and management personnel from operations, whether or not such litigation is resolved in the Company’s favor. In the event of an adverse ruling in any such litigation, the Company might be required to pay substantial damages (including punitive damages and attorneys fees), discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to infringing technology. There can be no assurance that licenses to disputed technology or intellectual property rights would be available on reasonable commercial terms, if at all. In the event of a successful claim against the Company along with failure to develop or license a substitute technology, the Company’s business, financial condition and results of operations would be materially and adversely affected.

The Company is subject to changing regulation of corporate governance and public disclosure that have increased both costs and the risk of noncompliance.

The Company’s stock is publicly traded. As a result, the Company is subject to the rules and regulations of federal and state agencies and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the SEC and NYSE, have in recent years issued new requirements and regulations, most notably the Sarbanes-Oxley Act of 2002. From time to time since the adoption of the Sarbanes-Oxley Act of 2002, these authorities have continued to develop additional regulations or interpretations of existing regulations. The Company’s efforts to comply with the regulations and interpretations have resulted in, and are likely to continue to result in, increased general and administrative costs and diversion of management’s time and attention from revenue generating activities to compliance activities.

Forward-Looking Information

Certain of the statements in this Annual Report on Form 10-K, particularly those anticipating future performance, business prospects, growth and operating strategies, proposed acquisitions, and similar matters, and those that include the words “believes,” “anticipates,” “forecast,” “estimates” or similar expressions constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. For those statements, Mohawk claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. There can be no assurance that the forward-looking statements will be accurate because they are based on many assumptions, which involve risks and uncertainties. The following important factors could cause future results to differ: changes in industry conditions; competition; raw material prices; energy costs; timing and level of capital expenditures; integration of acquisitions; introduction of new products; rationalization of operations; litigation; and other risks identified in Mohawk's SEC reports and public announcements.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

The Company owns a 47,500 square foot headquarters office in Calhoun, Georgia on an eight-acre site. The Company also owns a 2,089,000 square foot manufacturing facility located in Dalton, Georgia, used by the Mohawk segment, a 1,744,072 and 974,900 square foot manufacturing facility located in Monterey, Mexico and Muskogee, Oklahoma used by the Dal-Tile segment and a 1,128,535 square foot manufacturing facility located in Wielsbeke, Belgium used by the Unilin segment. The following table summarizes the Company's facilities both owned and leased for each segment in square feet:

	Mohawk Segment		Dal-Tile Segment		Unilin Segment
Primary Purpose	Owned	Leased	Owned	Leased	Owned	Leased
Manufacturing	20,531,930	1,213,292	5,283,368	22,000	6,422,813	1,292,389
Selling and Distribution	4,294,843	6,155,506	152,811	7,236,901	120,000	68,000
Other	982,825	5,897	321,312	36,000	133,704	—

Total	25,809,598	7,374,695	5,757,491	7,294,901	6,676,517	1,360,389

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

The Company is involved in litigation from time to time in the regular course of its business. Except as noted below there are no material legal proceedings pending or known by the Company to be contemplated to which the Company is a party or to which any of its property is subject.

In Shirley Williams et al. v. Mohawk Industries, Inc., four plaintiffs filed a putative class action lawsuit in January 2004 in the United States District Court for the Northern District of Georgia, alleging that they are former and current employees of the Company and that the actions and conduct of the Company, including the employment of persons who are not authorized to work in the United States, have damaged them and the other members of the putative class by suppressing the wages of the Company’s hourly employees in Georgia. The plaintiffs seek a variety of relief, including (a) treble damages; (b) return of any allegedly unlawful profits; and (c) attorney’s fees and costs of litigation. In February 2004, the Company filed a Motion to Dismiss the Complaint, which was denied by the District Court in April 2004. The Company then sought and obtained permission to file an immediate appeal of the District Court’s decision to the United States Court of Appeals for the Eleventh Circuit. In June 2005, the Eleventh Circuit reversed in part and affirmed in part the lower court’s decision (Williams v. Mohawk Industries, Inc., 411 F.3d 1252 (11th Cir. 2005)). In June 2005, the Company filed a petition requesting review by the full Eleventh Circuit, which was denied in August 2005. In October 2005, the Company filed a petition for certiorari with the United States Supreme Court, which was granted in December of 2005. The case was argued before the Supreme Court on April 26, 2006. On June 5, 2006, the Supreme Court vacated the Eleventh Circuit’s ruling and ordered the Eleventh Circuit to reconsider the case in light of the Supreme Court’s decision in Anza v. Ideal Steel Supply Co., 126 S. Ct. 1991 (2006). On September 27, 2006, the Eleventh Circuit issued a second decision reversing in part and affirming in part the lower court’s decision. On October 18, 2006, the Company filed a petition requesting review of this decision by the full Eleventh Circuit, which was denied in November 2006. In December 2006, the Company filed a second petition for certiorari with the United States Supreme Court. The Company will continue to vigorously defend itself against this action.

The Company believes that adequate provisions for the resolution of all claims and pending litigation have been made for probable losses and that the ultimate outcome of these actions will not have a material adverse effect on its financial condition but could have a material effect on its results of operations in a given quarter or annual period.

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

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of the Company during the fourth quarter ended December 31, 2006.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for the Common Stock

The Company's common stock, $0.01 par value per share (the “Common Stock”) is quoted on the New York Stock Exchange (“NYSE”) under the symbol “MHK.” The table below shows the high and low sales prices per share of the Common Stock as reported on the NYSE Composite Tape, for each fiscal period indicated.

	Mohawk Common Stock
	High	Low
2005
First quarter	$94.72	82.15
Second quarter	89.00	76.54
Third quarter	92.45	76.19
Fourth quarter	89.71	74.55

2006
First quarter	$90.88	80.05
Second quarter	81.50	69.47
Third quarter	77.18	62.80
Fourth quarter	79.64	70.00

2007
First quarter (through February 21, 2007)	$94.35	75.15

As of February 21, 2007, there were approximately 370 holders of record of Common Stock. The Company has not paid or declared any cash dividends on shares of its Common Stock since completing its initial public offering. The Company's policy is to retain all net earnings for the development of its business, and presently, it does not anticipate paying cash dividends on the Common Stock in the foreseeable future. The payment of future cash dividends will be at the sole discretion of the Board of Directors and will depend upon the Company's profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors.

The Company did not repurchase any of its common stock during the fourth quarter of 2006.

Item 6.	Selected Financial Data

The following table sets forth the selected financial data of the Company for the periods indicated, which information is derived from the consolidated financial statements of the Company. On March 20, 2002, the Company acquired all the outstanding capital stock of Dal-Tile International Inc. (“Dal-Tile”) in exchange for approximately $1,469 million, consisting of approximately 12.9 million shares of the Company's common stock, options to purchase approximately 2.1 million shares of the Company's common stock and $718 million in cash. The acquisition was accounted for using the purchase method of accounting. On November 10, 2003, the Company acquired certain assets and assumed certain liabilities of the Lees Carpet division of Burlington Industries, Inc. (“Lees Carpet”) for approximately $350 million in cash. The acquisition was recorded using the purchase method of accounting. On October 31, 2005, the Company acquired all the outstanding shares of Unilin Holding NV. The total purchase price of the Unilin Acquisition, net of cash, was approximately Euro 2.1 billion (approximately $2.5 billion). The consolidated financial statements include the results of all acquisitions from the date of acquisition. The selected financial data should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the Company's consolidated financial statements and notes thereto included elsewhere herein.

	At or for the Years Ended December 31,
	2006	2005	2004	2003	2002(c)
	(In thousands, except per share data)
Statement of earnings data:
Net sales	$7,905,842	6,620,099	5,880,372	4,999,381	4,516,957
Cost of sales(a)	5,674,531	4,851,853	4,256,129	3,605,579	3,247,865

Gross profit	2,231,311	1,768,246	1,624,243	1,393,802	1,269,092
Selling, general and administrative expenses	1,392,251	1,095,862	985,251	851,773	747,027

Operating income	839,060	672,384	638,992	542,029	522,065

Interest expense(b)	173,697	66,791	53,392	55,575	68,972
Other expense (income), net	8,488	3,460	4,809	(1,980)	9,464
U.S. customs refund(d)	(19,436)	—	—	—	—

	162,749	70,251	58,201	53,595	78,436

Earnings before income taxes	676,311	602,133	580,791	488,434	443,629
Income taxes	220,478	214,995	209,994	178,285	159,140

Net earnings	$455,833	387,138	370,797	310,149	284,489

Basic earnings per share	$6.74	5.78	5.56	4.68	4.46

Weighted-average common shares outstanding	67,674	66,932	66,682	66,251	63,723

Diluted earnings per share	$6.70	5.72	5.49	4.62	4.39

Weighted-average common and dilutive potential common shares outstanding	68,056	67,644	67,557	67,121	64,861

Balance sheet data:
Working capital	$783,148	1,277,087	972,325	592,310	640,846
Total assets	8,178,394	8,040,037	4,406,520	4,163,575	3,596,743
Long-term debt (including current portion)	2,783,681	3,308,370	891,341	1,012,413	820,427
Stockholders' equity	3,715,263	3,058,238	2,668,512	2,297,801	1,982,879

(a)	In 2005, gross margin was impacted by a non-recurring $34,300 ($22,300 net of tax) fair value adjustment to Unilin’s acquired inventory.
(b)	In December 2002, the Company discontinued hedge accounting for its interest rate swap. The impact of discontinuing the hedge was to increase interest expense by approximately $10.7 million.
(c)	In 2002, the Company adopted the provisions of Financial Accounting Standards Board SFAS No. 142 “Goodwill and Other Intangible Assets” which required the Company to cease amortizing goodwill and evaluate such goodwill and indefinite intangibles for impairment.
(d)	In 2006, the Company received partial refunds from the United States government in reference to settlement of custom disputes dating back to 1982.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a leading producer of floor covering products for residential and commercial applications in the United States and Europe with net sales in 2006 in excess of $7.9 billion. The Company is the second largest carpet and rug manufacturer, a leading manufacturer, marketer and distributor of ceramic tile and natural stone in the United States and a leading producer of laminate flooring in the United States and Europe.

The Company has three reporting segments, the Mohawk segment, the Dal-Tile segment and the Unilin segment. The Mohawk segment distributes its product lines, which include carpets, ceramic tile, laminate, hardwood, rugs, carpet pad, and resilient flooring, through its network of approximately 50 regional distribution centers and satellite warehouses using its fleet of company-operated trucks, common carrier or rail transportation. The segment product lines are purchased by independent floor covering retailers, home centers, mass merchandisers, department stores, independent distributors, commercial dealers and commercial end users. The Dal-Tile segment product lines include ceramic tile, porcelain tile and stone products distributed through approximately 262 company-operated sales service centers and regional distribution centers using primarily common carriers and rail transportation. The segment product lines are purchased by tile specialty dealers, tile contractors, floor covering retailers, commercial end users, independent distributors and home centers. The Unilin segment manufactures and markets laminate flooring products which are distributed through separate distribution channels consisting of retailers, independent distributors and home centers. The business is organized to address the specific customer needs of each distribution channel.

The primary categories of the United States floor covering industry include carpet and rug (62%), ceramic tile (13%), hardwood (11%), resilient and rubber (8%) and laminate (6%). Compound average growth rates for all categories, except the resilient and rubber category, for the period from 2002 through 2005 have met or exceeded the growth rates (measured in sales dollars) for the gross domestic product of the United States over the same period. Ceramic tile, laminate and hardwood continued to exceed the growth rate for housing starts over the same period. During this period, the compound average growth rate was 3.8% for carpets and rugs, 7.3% for ceramic tile, 6.6% for resilient and rubber, 21.1% for laminate and 8.0% for hardwood.

The Company reported net earnings of $455.8 million or diluted earnings per share (“EPS”) of $6.70, compared to net earnings of $387.1 million and $5.72 EPS for 2005. The increase in EPS is attributable to the Unilin Acquisition, strong hard surface growth, and price increases.

The Company believes that industry demand for the products manufactured by the Company has recently softened. The U.S. flooring industry continued slowing in the 4th quarter of 2006, with both the residential new construction and the retail remodeling channels continuing their decline. The commercial channel continues to out perform the residential channel. Both of our Mohawk and Dal-Tile segments reflect these industry trends, although the Company believes both are well-positioned for industry improvement in the long-term.

Material costs for the industry have remained high but could improve if commodity prices soften.

The Company anticipates continued slow U.S. industry sales in the first quarter of 2007 that will impact margins and earnings. The Company has reduced manufacturing, administration, and marketing expenses based on current industry conditions and will continue to adjust as required.

Results of Operations

Following are the results of operations for the last three years:

	For the Years Ended December 31,
	2006		2005		2004
	(In thousands)
Statement of earnings data:
Net sales	$7,905,842	100.0%	6,620,099	100.0%	5,880,372	100.0%
Cost of sales	5,674,531	71.8%	4,851,853	73.3%	4,256,129	72.4%

Gross profit	2,231,311	28.2%	1,768,246	26.7%	1,624,243	27.6%
Selling, general and administrative expenses	1,392,251	17.6%	1,095,862	16.6%	985,251	16.8%

Operating income	839,060	10.6%	672,384	10.2%	638,992	10.9%

Interest expense	173,697	2.2%	66,791	1.0%	53,392	0.9%
Other (income) expense, net	8,488	0.1%	3,460	0.1%	4,809	0.1%
U.S. customs refund	(19,436)	-0.2%	—	0.0%	—	0.0%

	162,749	2.1%	70,251	1.1%	58,201	1.0%

Earnings before income taxes	676,311	8.6%	602,133	9.1%	580,791	9.9%
Income taxes	220,478	2.8%	214,995	3.2%	209,994	3.6%

Net earnings	$455,833	5.8%	387,138	5.8%	370,797	6.3%

Year Ended December 31, 2006, as Compared with Year Ended December 31, 2005

Net sales for the year ended December 31, 2006, were $7,905.8 million, reflecting an increase of $1,285.7 million, or approximately 19.4%, over the $6,620.1 million reported for the year ended December 31, 2005. The increased net sales are primarily attributable to the acquisition of Unilin in October 2005 (which represented approximately 81% of the net sales growth), internal sales growth within hard surfaces and selling price increases. The Mohawk segment recorded net sales of $4,742.1 million in 2006 compared to $4,716.7 million in 2005, representing an increase of $25.4 million or approximately 0.5%. The increase was attributable to selling price increases and internal growth within the commercial soft surface category and hard surface product categories offset by declines in the new construction and residential replacement soft surface categories. The Dal-Tile segment recorded net sales of $1,941.8 million in 2006, reflecting an increase of $207.0 million or 11.9%, over the $1,734.8 million reported in 2005. The increase was attributable to internal growth in all product categories, acquisitions and selling price increases. The Unilin segment recorded net sales of $1,236.9 million for twelve months of 2006 compared to $168.8 million for two months of 2005.

Quarterly net sales and the percentage changes in net sales by quarter for 2006 versus 2005 were as follows (dollars in thousands)

	2006	2005	Change
First quarter	$1,925,106	1,493,222	28.9%
Second quarter	2,058,123	1,624,692	26.7
Third quarter	2,024,019	1,697,634	19.2
Fourth quarter(1)	1,898,594	1,804,551	5.2

Total year	$7,905,842	6,620,099	19.4%

(1)	The fourth quarter of 2005 includes two months of Unilin sales.

Gross profit was $2,231.3 million (28.2% of net sales) for 2006 and $1,768.2 million (26.7% of net sales) for 2005. Gross profit as a percentage of net sales was favorably impacted by the Unilin Acquisition, selling price increases, internal growth and acquisitions within the Dal-Tile segment. The increase was offset by increased raw material, distribution and start up costs when compared to 2005. In addition, the 2005 gross margin was impacted by a non-recurring $34.3 million ($22.3 million net of taxes) fair value adjustment applied to Unilin’s acquired inventory.

Selling, general and administrative expenses for 2006 were $1,392.3 million (17.6% of net sales) compared to $1,095.9 million (16.6% of net sales) for 2005. The increase in selling, general and administrative expenses as a percentage of net sales was primarily attributable to amortization of intangibles and the expensing of stock options, which was not required in 2005, during the current year when compared to 2005.

Operating income for 2006 was $839.1 million (10.6% of net sales) compared to $672.4 million (10.2% of net sales) in 2005. The increase in operating income for 2006 was favorably impacted by the Unilin Acquisition when compared to 2005. Operating income attributable to the Mohawk segment was $387.4 million (8.2% of segment net sales) in 2006 compared to $426.8 million (9.0% of segment net sales) in 2005. The percentage decrease in operating income resulted primarily from slower new construction and residential replacement demand within its soft surface product categories, an increase in raw material and energy costs, and increased selling and distribution costs, offset by selling price increases and internal growth within its commercial and hard surface product categories. Operating income attributable to the Dal-Tile segment was $270.9 million (14.0% of segment net sales) in 2006, compared to $260.2 million (15.0% of segment net sales) in 2005. The decrease in operating income as a percentage of net sales resulted primarily from higher distribution costs and start up costs at its Muskogee location offset by acquisitions and plant closing costs in the fourth quarter of 2006. Operating income attributable to the Unilin segment was $214.1 million (17.3% of segment net sales) for 2006 compared to a loss of $5.2 million for 2005.

The Company has received partial refunds from the United States government in reference to settling custom disputes dating back to 1982. Accordingly, the Company recorded a gain of $19.4 million ($12.3 million net of taxes) in other income (expense) for the twelve months ended December 31, 2006. Additional future recoveries will be recorded as realized.

Interest expense for 2006 was $173.7 million compared to $66.8 million in 2005. The increase in interest expense for 2006 as compared to 2005 was attributable to higher average debt levels as a result of the Unilin Acquisition. In addition, interest rates in 2006 were higher when compared to 2005.

Income tax expense was $220.5 million, or 32.6% of earnings before income taxes for 2006 compared to $215.0 million, or 35.7% of earnings before income taxes for 2005. The decrease in the tax rate is due to the combination of domestic and international tax rates resulting from the Unilin Acquisition when compared to 2005.

Year Ended December 31, 2005, as Compared with Year Ended December 31, 2004

Net sales for the year ended December 31, 2005, were $6,620.1 million, reflecting an increase of $739.7 million, or approximately 12.6%, over the $5,880.4 million reported for the year ended December 31, 2004. The increased net sales are primarily attributable to price increases, internal sales growth and the Unilin Acquisition. The Mohawk segment recorded net sales of $4,716.7 million in 2005 compared to $4,368.8 million in 2004, representing an increase of $347.9 million or approximately 8.0%. The increase was attributable to price increases and internal growth within the nylon filament and polyester carpets, commercial carpet tile, and hard surface flooring offset by declines in nylon staple and polypropylene carpets and home products. The Dal-Tile segment recorded net sales of $1,734.8 million in 2005, reflecting an increase of $223.3 million or 14.8%, over the $1,511.5 million reported in 2004. The increase was mostly attributable to strong internal growth in all product categories with stone and floor tile reflecting the strongest growth.

Quarterly net sales and the percentage changes in net sales by quarter for 2005 versus 2004 were as follows (dollars in thousands):

	2005	2004	Change
First quarter	$1,493,222	1,389,725	7.4%
Second quarter	1,624,692	1,485,897	9.3
Third quarter	1,697,634	1,529,651	11.0
Fourth quarter(1)	1,804,551	1,475,099	22.3

Total year	$6,620,099	5,880,372	12.6%

(1)	The fourth quarter of 2005 includes two months of Unilin sales.

Gross profit was $1,768.2 million (26.7% of net sales) for 2005 and $1,624.2 million (27.6% of net sales) for 2004. The reduction in percentage was primarily attributable to increased raw material costs, energy costs, transportation costs, a non-recurring $34.3 million ($22.3 million net of taxes) fair value adjustment applied to Unilin’s acquired inventory, and higher import costs.

Operating income for 2005 was $672.4 million (10.2% of net sales) compared to $639.0 million (10.9% of net sales) in 2004. Operating income attributable to the Mohawk segment was $426.8 million (9.0% of segment net sales) in 2005 compared to $427.7 million (9.8% of segment net sales) in 2004. The percentage decrease in operating income was attributable to the higher raw material costs, energy costs and transportation costs. Operating income attributable to the Dal-Tile segment was $260.2 million (15.0% of segment net sales) in 2005, compared to $219.8 million (14.5% of segment net sales) in 2004. The increase in operating income as a percentage of net sales is primarily attributable to product mix shift and implementing increased pricing to help offset increased raw material, energy, transportation, and higher import costs.

Interest expense for 2005 was $66.8 million compared to $53.4 million in 2004. The increase in interest expense was attributable to the debt raised to fund the Unilin Acquisition.

Income tax expense was $215.0 million, or 35.7% of earnings before income taxes for 2005 compared to $210.0 million, or 36.2% of earnings before income taxes for 2004. The improved rate was primarily attributable to the utilization of tax credits and the one-time effect of state tax law changes.

Liquidity and Capital Resources

The Company's primary capital requirements are for working capital, capital expenditures and acquisitions. The Company’s capital needs are met primarily through a combination of internally generated funds, bank credit lines, term and senior notes, the sale of trade receivables and credit terms from suppliers.

Cash flows generated by operations for 2006 were $782.0 million compared to $561.5 million for 2005. Contributing to the improved cash flow was higher net earnings after adjusting for the incremental depreciation and amortization expense resulting from the Unilin Acquisition and improved working capital compared to the prior year.

Net cash used in investing activities in 2006 was $236.7 million compared to $2,860.8 million for 2005. The change was primarily attributable to the Unilin Acquisition in 2005 and lower capital expenditures in 2006 compared to 2005. Capital expenditures, including $2.7 billion for acquisitions, have totaled $3.2 billion over the past three years. Capital spending during 2007 for the Mohawk, Dal-Tile and Unilin segments combined, excluding acquisitions, is expected to range from $250 million to $300 million, which includes approximately $100 million for strategic capacity expansions and the remaining capital expenditures will be used primarily to purchase equipment and to add manufacturing and distribution capacity. The Company will assess the need to make the capacity expansion additions during the year based on economic and industry conditions.

Net cash used in financing activities for 2006 was $620.8 million compared to cash provided in 2005 of $2,440.7 million. The primary reason for the change was an increase in debt payments during 2006 compared to the same period in 2005.

On October 28, 2005, the Company entered into a $1.5 billion five-year, senior, unsecured, revolving credit and term loan facility (the “senior unsecured credit facilities”). The senior unsecured credit facilities replaced a then-existing credit facility and various uncommitted credit lines. The Company entered into the senior unsecured credit facility to finance the Unilin Acquisition and to provide for working capital requirements. The senior unsecured credit facilities consist of (i) a multi-currency $750.0 million revolving credit facility, (ii) a $389.2 million term loan facility and (iii) a Euro 300.0 million term loan facility, all of which mature on October 28, 2010. At December 31, 2006, $395.3 million of borrowings was outstanding under these facilities. The borrowings outstanding are comprised of $197.3 million under the revolving credit facility and Euro 150.0 million or approximately $198.0 million, borrowings outstanding under the Euro term facility. The balance of the $389.2 million facility was repaid in 2006.

At December 31, 2006, a total of approximately $455.6 million was available under the revolving credit facility. The amount used under the revolving credit facility at December 31, 2006, was $294.4 million. The amount used under the revolving credit facility is composed of $197.3 million borrowings, $55.6 million standby letters of credit guaranteeing the Company's industrial revenue bonds and $41.5 million standby letters of credit related to various insurance contracts and foreign vendor commitments.

The senior unsecured credit facilities bear interest at (i) the greater of (x) prime rate or (y) the overnight federal funds rate plus 0.50%, or (ii) LIBOR plus an indexed amount based on the Company's senior, unsecured, long-term debt rating.

The Company has an on-balance sheet trade accounts receivable securitization agreement (the “Securitization Facility”). The Securitization Facility allows the Company to borrow up to $350.0 million based on available accounts receivable. At December 31, 2006, the Company had $190.0 million outstanding compared to $40.0 million at December 31, 2005. The Securitization Facility is secured by trade receivables. During the third quarter of 2006, the Company extended the term of its Securitization Facility until July 2007.

On November 8, 2005, one of the Company's subsidiaries entered into a Euro 130.0 million, five-year unsecured, revolving credit facility, maturing on November 8, 2010 (the “Euro revolving credit facility”). This agreement bears interest at EURIBOR plus an indexed amount based on the Company’s senior, unsecured, long-term debt rating. The Company guaranteed the obligations of that subsidiary under the Euro revolving credit facility and of any of the Company’s other subsidiaries that become borrowers under the Euro revolving credit facility. As of December 31, 2006, the Company had borrowings outstanding of Euro 18.8 million, or approximately $24.8 million, under this facility. No borrowings were outstanding at December 31, 2005 under this facility.

The Company’s senior unsecured credit facilities and the Euro revolving credit facility both contain debt to capital ratio requirements and other customary covenants. The Company was in compliance with these covenants at December 31, 2006. Under both of these credit facilities, the Company must pay an annual facility fee ranging from 0.06% to 0.25% depending upon the Company's senior, unsecured long-term debt rating.

On January 17, 2006, the Company issued $500.0 million aggregate principal amount of 5.750% notes due 2011 and $900.0 million aggregate principal amount of 6.125% notes due 2016. The net proceeds from the issuance of these notes were used to pay off a $1.4 billion bridge credit facility entered into in connection with the Unilin Acquisition. Interest payable on each series of the notes is subject to adjustment if either Moody's Investor Service, Inc. or Standard & Poor's Ratings Services, or both, downgrades the rating they have assigned to the notes. Each rating agency downgrade results in a 0.25% increase in the interest rate, subject to a maximum increase of 1% per rating agency. If later the rating of these notes improves, then the interest rates would be reduced accordingly. The provision for increasing the interest rate will no longer apply if the rating of these notes from both rating agencies improves above the rating of these notes in effect at the time of the issuance of the notes. There have been no adjustments to the interest rate of these notes.

In 2002, the Company issued $300.0 million aggregate principal amount of its senior 6.5% notes due 2007 and $400.0 million aggregate principal amount of its senior 7.2% notes due 2012.

The Company believes that cash generated from operations in 2007 and availability under its existing revolving credit facility will be sufficient to meet its scheduled debt repayments in 2007.

The Company’s Board of Directors has authorized the repurchase of up to 15 million shares of the Company’s outstanding common stock. Since the inception of the program in 1999, a total of approximately 11.5 million shares have been repurchased at an aggregate cost of approximately $334.7 million. All of these repurchases have been financed through the Company’s operations and banking arrangements.

On October 31, 2005, the Company entered into a Discounted Stock Purchase Agreement (the “DSPA”) with certain members of the Unilin management team (the “Unilin Management”). Under the terms of the DSPA, the Company will be obligated to make cash payments to the Unilin Management in the event that certain performance goals are satisfied. In each of the years in the five-year period ended December 31, 2010, the remaining members of Unilin Management can earn amounts, in the aggregate, equal to the average value of 30,671 shares of the Company's common stock over the 20 trading day period ending on December 31 of the prior year. Any failure in a given year to reach the performance goals may be rectified, and consequently the amounts payable with respect to achieving such criteria may be made, in any of the other years. The amount of the liability is measured each period and recognized as compensation expense in the statement of operations. As of December 31, 2006, the Company expensed approximately $2.3 million under the DSPA.

The outstanding checks in excess of cash represent trade payables checks that have not yet cleared the bank. When the checks clear the bank, they are funded by the revolving credit facility. This policy does not impact any liquid assets on the consolidated balance sheets.

The following is a summary of the Company's future minimum payments under contractual obligations as of December 31, 2006 (in thousands):

	Payments due by period
	2007	2008	2009	2010	2011	Thereafter	Total
Long-term debt	$576,134	7,637	3,417	395,574	500,249	1,300,670	2,783,681
Estimated interest payments(1)	150,001	130,381	130,200	130,064	99,368	231,079	871,093
Operating leases	103,333	90,126	78,361	58,441	44,846	98,643	473,750
Purchase commitments(2)	263,406	193,423	66,215	1,775	—	—	524,819
Expected pension payments	29,454	121	160	194	349	3,041	33,319

	$1,122,328	421,688	278,353	586,048	644,812	1,633,433	4,686,662

(1)	For fixed rate debt, the Company calculated interest based on the applicable rates and payment dates. For variable rate debt, the Company estimated average outstanding balances for the respective periods and applied interest rates in effect at December 31, 2006 to these balances.
(2)	Includes commitments for natural gas, electricity and raw material purchases.

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

•

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

•

Inventories are stated at the lower of cost or market (net realizable value). Cost has been determined using the first-in first-out method (“FIFO”). Costs included in inventory include raw materials, direct and indirect labor and employee benefits, depreciation, general manufacturing overhead and various other costs of manufacturing. Market, with respect to all inventories, is replacement cost or net realizable value. Inventories on hand are compared against anticipated future usage, which is a function of historical usage, anticipated future selling price, expected sales below cost, excessive quantities and an evaluation for obsolescence. Actual results could differ from assumptions used to value obsolete inventory, excessive inventory or inventory expected to be sold below cost and additional reserves may be required.

•

Goodwill and indefinite life intangible assets are subject to annual impairment testing. The impairment tests are based on determining the fair value of the specified reporting units and indefinite life intangible assets based on management judgments and assumptions using the discounted cash flows and market value approaches for the fair value determination of goodwill and indefinite life intangibles. These judgments and assumptions could materially change the value of the specified reporting units and indefinite life intangible assets and, therefore, could materially impact the Company's consolidated financial statements. Intangible assets with definite lives are amortized over their useful lives. The useful life of a definite-lived intangible asset is based on assumptions and judgments made by management at the time of acquisition. Changes in these judgments and assumptions that could include a loss of customers, a change in the assessment of future operations or a prolonged economic downturn could materially change the value of the definite-lived intangible assets and, therefore, could materially impact the Company's financial statements.

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

•

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

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs-An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and re-handling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. Effective January 1, 2006, the Company adopted SFAS 151 which did not have a material impact on the Company's consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective as of the beginning of the Company's 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Based on its current evaluation, the Company does not believe the adoption of FIN 48 will have a material impact on the consolidated financial statements.

In September 2006, FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy. Additionally, companies are required to provide certain disclosures regarding instruments within the hierarchy, including a reconciliation of the beginning and ending balances for each major category of assets and liabilities. SFAS 157 is effective for the Company’s fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans- an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires an employer that sponsors one or more single-employer defined benefit plans to recognize the over-funded or under-funded status of a benefit plan in its statement of financial position, recognize as a component of other comprehensive income, net of tax, gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit costs pursuant to SFAS No. 87, “Employers Accounting for Pensions,” or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations. The recognition and disclosure provisions required by SFAS No. 158 are effective for the Company’s fiscal year ending December 31, 2006. The measurement date provisions are effective for fiscal years ending after December 15, 2008. The Company adopted SFAS No. 158 for its fiscal year ended December 31, 2006 which resulted in the Company recording $818 in accumulated other comprehensive income for amounts that had not been previously recorded in net periodic benefit cost.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both the balance sheet and income statement approach when quantifying a misstatement. SAB 108 is effective for the Company’s fiscal year ending December 31, 2006. Effective December 31, 2006, the Company adopted SAB 108 which did not have a material impact on the Company’s consolidated financial statements

Impact of Inflation

Inflation affects the Company's manufacturing costs, distribution costs and operating expenses. The carpet, tile and laminate industry have experienced significant inflation in the prices of raw materials and fuel-related costs beginning in the first quarter of 2004. For the period from 1999 through the beginning of 2004 the carpet and tile industry experienced moderate inflation in the prices of raw materials and fuel-related costs. In the past, the Company has generally been able to pass along these price increases to its customers and has been able to enhance productivity to help offset increases in costs resulting from inflation in its operations.

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

Financial exposures are managed as an integral part of the Company's risk management program, which seeks to reduce the potentially adverse effect that the volatility of exchange rates and natural gas markets may have on its operating results. The Company does not regularly engage in speculative transactions, nor does it regularly hold or issue financial instruments for trading purposes.

Natural Gas Risk Management

The Company uses a combination of natural gas futures contracts and long-term supply agreements to manage unanticipated changes in natural gas prices. The contracts are based on forecasted usage of natural gas measured in Million British Thermal Units (“MMBTU”).

The Company has designated the natural gas futures contracts as cash flow hedges. The outstanding contracts are valued at market with the offset applied to other comprehensive income, net of applicable income taxes and any hedge ineffectiveness.

Any gain or loss is reclassified from other comprehensive income and recognized in cost of goods sold in the same period or periods during which the hedged transaction affects earnings. At December 31, 2006, the Company had natural gas contracts that mature from January 2007 to October 2007 with an aggregate notional amount of approximately 1,400 MMBTU's. The fair value of these contracts was a liability of $2.4 million as of December 31, 2006. At December 31, 2005, the Company had natural gas contracts that matured from January 2006 to October 2006 with an aggregate notional amount of approximately 660 thousand MMBTU's. The fair value of these contracts was an asset of $1.9 million as of December 31, 2005. The offset to these assets is recorded in other comprehensive income, net of applicable income taxes. The ineffective portion of the derivative is recognized directly in the cost of goods sold within the consolidated statements of earnings and was not significant for the periods reported. The amount that the Company anticipates will be reclassified out of accumulated other comprehensive income in the next twelve months is a loss of approximately $2.4 million, net of taxes.

The Company's natural gas long-term supply agreements are accounted for under the normal purchases provision within SFAS No. 133 and its amendments. At December 31, 2006, the Company had normal purchase commitments of approximately 1,748 MMBTU's for periods maturing from January 2007 through March 2008. The contracted value of these commitments was approximately $15.4 million and the fair value of these commitments was approximately $12.1 million, at December 31, 2006. At December 31, 2005, the Company had normal purchase commitments of approximately 1,867 MMBTU's for periods maturing from January 2006 through October 2006. The contracted value of these commitments was approximately $17.2 million and the fair value of these commitments was approximately $20.5 million, at December 31, 2005.

Foreign Currency Rate Management

The Company enters into foreign exchange forward contracts to hedge foreign denominated costs associated with its operations in Mexico. The objective of these transactions is to reduce volatility of exchange rates where these operations are located by fixing a portion of their costs in U.S. currency. Accordingly, these contracts have been designated as cash flow hedges. Gains and losses are reclassified from other comprehensive income and recognized in cost of goods sold in the same period or periods during which the hedged transaction affects earnings. The company had no forward contracts outstanding at December 31, 2006. The Company had forward contracts to purchase approximately 8 million Mexican pesos at December 31, 2005. The aggregate U.S. dollar value of these contracts at December 31, 2005 was approximately $0.7 million.

Item 8.	Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Mohawk Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Mohawk Industries, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the combined consolidated financial statements of Unilin Flooring BVBA and Unilin Holding Inc. and their respective subsidiaries (Unilin Group), which financial statements reflect total assets constituting approximately 40 and 41 percent and total revenues constituting approximately 16 and 3 percent in 2006 and 2005, respectively, of the related consolidated totals. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Unilin Group, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mohawk Industries, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in note 11 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, effective January 1, 2006. As discussed in Note 4 to the consolidated financial statements, the Company changed its method of accounting for all inventories not previously accounted for on the first-in first-out (“FIFO”) method from the last-in first-out (“LIFO”) method to the FIFO method during 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Mohawk Industries, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
KPMG LLP
Atlanta, Georgia
February 23, 2007

Report of Independent Registered Public Accounting Firm

The Shareholders and the Board of Directors

Unilin Flooring BVBA and Unilin Holding Inc.

Ooigem, Belgium

We have audited the combined consolidated financial statements of Unilin Flooring BVBA and Unilin Holding Inc. and their subsidiaries (the Unilin Group) as of December 31, 2006 and 2005 and the related combined consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the twelve and two month periods then ended (not presented herein). These financial statements are the responsibility of the combined Companies’ management. Our responsibility is to express an opinion on these combined consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The combined Companies are not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the combined Companies’ internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Unilin Group at December 31, 2006 and 2005 and the results of their operations and their cash flows for the twelve and two month periods then ended in conformity with accounting principles generally accepted in the United States of America.

February 23, 2007

BDO Atrio Bedrijfsrevisoren Burg. CVBA

Represented by

/s/ Veerle Catry

Veerle Catry

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Mohawk Industries, Inc.:

We have audited management's assessment, included in the “Management’s Report on Internal Control over Financial Reporting” set forth in Item 9A of Mohawk Industries, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006, that Mohawk Industries, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Mohawk Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Mohawk Industries, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Mohawk Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mohawk Industries and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 23, 2007 expressed an unqualified opinion on those consolidated financial statements.

/S/ KPMG LLP

KPMG LLP

Atlanta, Georgia

February 23, 2007

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2006 and 2005

(In thousands, except per share data)

	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$63,492	134,585
Receivables, net	851,428	848,666
Inventories	1,225,874	1,215,427
Prepaid expenses and other assets	138,866	140,789
Deferred income taxes	99,251	49,534

Total current assets	2,378,911	2,389,001
Property, plant and equipment, net	1,888,088	1,810,728
Goodwill	2,699,639	2,621,963
Tradenames	662,314	622,094
Other intangible assets, net	517,780	552,003
Other assets	31,662	44,248

	$8,178,394	8,040,037

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$576,134	113,809
Accounts payable and accrued expenses	1,019,629	998,105

Total current liabilities	1,595,763	1,111,914
Deferred income taxes	628,311	643,283
Long-term debt, less current portion	2,207,547	3,194,561
Other long-term liabilities	31,510	32,041

Total liabilities	4,463,131	4,981,799

Stockholders' equity:
Preferred stock, $.01 par value; 60 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 150,000 shares authorized; 78,816 and 78,478 shares issued in 2006 and 2005, respectively	788	785
Additional paid-in capital	1,152,420	1,123,991
Retained earnings	2,755,529	2,299,696
Accumulated other comprehensive gain (loss)	130,372	(47,433)

	4,039,109	3,377,039
Less treasury stock at cost; 11,051 and 10,981 shares in 2006 and 2005, respectively	323,846	318,801

Total stockholders' equity	3,715,263	3,058,238

	$8,178,394	8,040,037

See accompanying notes to consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

Years Ended December 31, 2006, 2005 and 2004

(In thousands, except per share data)

	2006	2005	2004
Net sales	$7,905,842	6,620,099	5,880,372
Cost of sales	5,674,531	4,851,853	4,256,129

Gross profit	2,231,311	1,768,246	1,624,243
Selling, general and administrative expenses	1,392,251	1,095,862	985,251

Operating income	839,060	672,384	638,992

Other expense (income):
Interest expense	173,697	66,791	53,392
Other expense	17,515	11,714	9,731
Other income	(9,027)	(8,254)	(4,922)
U.S. customs refund	(19,436)	—	—

	162,749	70,251	58,201

Earnings before income taxes	676,311	602,133	580,791
Income taxes	220,478	214,995	209,994

Net earnings	$455,833	387,138	370,797

Basic earnings per share	$6.74	5.78	5.56

Weighted-average common shares outstanding	67,674	66,932	66,682

Diluted earnings per share	$6.70	5.72	5.49

Weighted-average common and dilutive potential common shares outstanding	68,056	67,644	67,557

See accompanying notes to consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity and Comprehensive Income

Years Ended December 31, 2006, 2005 and 2004

(In thousands)

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive Income (loss)	Treasury stock		Total stockholders' equity
	Shares	Amount				Shares	Amount
Balances at December 31, 2003	77,050	$770	$1,035,733	$1,541,761	$2,313	(10,515)	$(282,776)	$2,297,801
Stock options exercised	464	5	14,952	—	—	—	—	14,957
Purchase of treasury stock	—	—	—	—	—	(250)	(18,413)	(18,413)
Grant to executive incentive plan and other	—	—	307	—	—	10	272	579
Tax benefit from exercise of stock options	—	—	7,545	—	—	—	—	7,545
Comprehensive Income:
Currency translation adjustment	—	—	—	—	(1,675)	—	—	(1,675)
Unrealized loss on hedge instruments net of taxes	—	—	—	—	(3,079)	—	—	(3,079)
Net earnings	—	—	—	370,797	—	—	—	370,797

Total Comprehensive Income								366,043

Balances at December 31, 2004	77,514	775	1,058,537	1,912,558	(2,441)	(10,755)	(300,917)	2,668,512
Stock options exercised	378	4	10,070	—	—	—	—	10,074
Stock issuance	586	6	47,429	—	—	—	—	47,435
Purchase of treasury stock	—	—	—	—	—	(186)	(14,521)	(14,521)
Grant to executive incentive plan and other	—	—	2,717	—	—	(40)	(3,363)	(646)
Tax benefit from exercise of stock options	—	—	5,238	—	—	—	—	5,238
Comprehensive Income:
Currency translation adjustment	—	—	—	—	(47,074)	—	—	(47,074)
Unrealized gain on hedge instruments net of taxes	—	—	—	—	2,082	—	—	2,082
Net earnings	—	—	—	387,138	—	—	—	387,138

Total Comprehensive Income								342,146

Balances at December 31, 2005	78,478	785	1,123,991	2,299,696	(47,433)	(10,981)	(318,801)	3,058,238
Stock options exercised	338	3	12,666	—	—	—	—	12,669
Stock based compensation expense	—	—	11,925	—	—	—	—	11,925
Purchase of treasury stock	—	—	—	—	—	(74)	(5,180)	(5,180)
Grant to executive incentive plan and other	—	—	260	—	—	4	135	395
Tax benefit from exercise of stock options	—	—	3,578	—	—	—	—	3,578
Adoption of SFAS 158					(818)			(818)
Comprehensive Income:
Currency translation adjustment	—	—	—	—	181,425	—	—	181,425
Unrealized loss on hedge instruments net of taxes	—	—	—	—	(2,802)	—	—	(2,802)
Net earnings	—	—	—	455,833	—	—	—	455,833

Total Comprehensive Income								634,456

Balances at December 31, 2006	78,816	$788	$1,152,420	$2,755,529	$130,372	(11,051)	$(323,846)	$3,715,263

See accompanying notes to consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2006, 2005 and 2004

(In thousands, except per share data)

	2006	2005	2004
Cash flows from operating activities:
Net earnings	$455,833	387,138	370,797
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	274,952	150,657	123,088
Deferred income taxes	(68,956)	9,304	39,927
Loss on sale of property, plant and equipment	5,625	4,676	3,037
Tax benefit on exercise of stock awards	—	5,238	7,545
Excess tax benefit from stock-based compensation	(3,578)	—	—
Stock based compensation expense	11,925	—	—
Changes in assets and liabilities, net of effects of acquisitions:
Receivables	11,623	3,574	(85,417)
Inventories	4,823	(33,570)	(183,167)
Accounts payable and accrued expenses	79,063	91,960	(25,241)
Other assets and prepaid expenses	1,910	(62,205)	(6,598)
Other liabilities	8,825	4,772	(1,134)

Net cash provided by operating activities	782,045	561,544	242,837

Cash flows from investing activities:
Additions to property, plant and equipment	(165,769)	(247,306)	(106,601)
Acquisitions, net of cash	(70,907)	(2,613,529)	(14,998)

Net cash used in investing activities	(236,676)	(2,860,835)	(121,599)

Cash flows from financing activities:
Net change in short term credit lines	—	(37,721)	(3,981)
Payments on revolving line of credit	(1,546,679)	(539,294)	—
Proceeds from revolving line of credit	1,409,611	856,940	—
(Repayment) proceeds on bridge loan	(1,400,000)	1,400,000	—
Proceeds from issuance of senior notes	1,386,841	—	—
Net change in asset securitization borrowings	150,000	(50,000)	(92,000)
Payments on term loans	(589,052)	(15,055)	(25,034)
Proceeds on term loans	—	750,000	—
Payments of other debt	(13,380)	(30,861)	(57)
Excess tax benefit from stock-based compensation	3,578	—	—
Change in outstanding checks in excess of cash	(29,250)	63,670	3,290
Acquisition of treasury stock	(5,180)	(14,521)	(18,413)
Common stock transactions	12,669	57,509	14,957

Net cash provided by (used in) financing activities	(620,842)	2,440,667	(121,238)

Effect of exchange rate changes on cash and cash equivalents	4,380	(6,791)	—

Net change in cash and cash equivalents	(71,093)	134,585	—
Cash and cash equivalents, beginning of year	134,585	—	—

Cash and cash equivalents, end of year	$63,492	134,585	—

See accompanying notes to consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2006, 2005 and 2004

(In thousands, except per share data)

(1) Summary of Significant Accounting Policies

(a) Basis of Presentation

The consolidated financial statements include the accounts of Mohawk Industries, Inc. and its subsidiaries (the “Company” or “Mohawk”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

(d) Inventories

Effective April 2, 2006, the Company changed the method of accounting for all inventories not previously accounted for on the first-in, first-out (“FIFO”) method from the last-in, first-out (“LIFO”) method to the FIFO method. Inventories are stated at the lower of cost or market (net realizable value). Cost has been determined using the FIFO. Costs included in inventory include raw materials, direct and indirect labor and employee benefits, depreciation, general manufacturing overhead and various other costs of manufacturing. Market, with respect to all inventories, is replacement cost or net realizable value. Inventories on hand are compared against anticipated future usage, which is a function of historical usage, anticipated future selling price, expected sales below cost, excessive quantities and an evaluation for obsolescence. Actual results could differ from assumptions used to value obsolete inventory, excessive inventory or inventory expected to be sold below cost and additional reserves may be required. See Note 4 for further discussion.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

(f) Goodwill and Other Intangible Assets

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” the Company tests goodwill and other intangible assets with indefinite lives for impairment on an annual basis (or on an interim basis if an event occurs that might reduce the fair value of the reporting unit below its carrying value). The Company conducts testing for impairment during the fourth quarter of its fiscal year. Intangible assets that do not have indefinite lives are amortized based on average lives, which range from 7-16 years.

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

(h) Financial Instruments

The Company's financial instruments consist primarily of receivables, accounts payable, accrued expenses and long-term debt. The carrying amount of receivables, accounts payable and accrued expenses approximates its fair value because of the short-term maturity of such instruments. The carrying amount of the Company's floating rate debt approximates its fair value. Interest rates that are currently available to the Company for issuance of long-term debt with similar terms and remaining maturities are used to estimate the fair value of the Company's long-term debt. The estimated fair value of the Company's long-term debt at December 31, 2006 and 2005 was $2,796,668 and $3,282,715, compared to a carrying amount of $2,783,681 and $3,308,370, respectively.

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

Notes to Consolidated Financial Statements—(Continued)

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

(j) Advertising Costs and Vendor Consideration

Advertising and promotion expenses are charged to earnings during the period in which they are incurred. Advertising and promotion expenses included in selling, administrative, and general expenses were $55,254 in 2006, $41,339 in 2005 and $31,474 in 2004.

Vendor consideration, generally cash, is classified as a reduction of net sales, unless specific criteria are met regarding goods or services that the vendor may receive in return for this consideration. The Company makes various payments to customers, including slotting fees, advertising allowances, buy-downs and co-op advertising. All of these payments reduce gross sales with the exception of co-op advertising. Co-op advertising is classified as a selling, general and administrative expense in accordance with EITF 01-09. Co-op advertising expenses, a component of advertising and promotion expenses, were $13,352 in 2006, $14,408 in 2005 and $10,389 in 2004.

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

(l) Foreign Currency Translation

The Company's subsidiaries that operate outside the United States use their local currency as the functional currency, with the exception of operations carried out in Canada and Mexico, in which case the functional currency is the U.S. dollar. Other than Canada and Mexico, the functional currency is translated into U.S. dollars for balance sheet accounts using the month end rates in effect as of the balance sheet date and average exchange rate for revenue and expense accounts for each respective period. The translation adjustments are deferred as a separate component of stockholders' equity, within other comprehensive income. Gains or losses resulting from transactions denominated in foreign currencies are included in other income or expense, within the consolidated statements of earnings. The assets and liabilities of the Company's Canada and Mexico operations are re-measured using a month end rate, except for non-monetary assets and liabilities, which are re-measured using the historical exchange rate. Income and expense accounts are re-measured using an average monthly rate for the period, except for expenses related to those balance sheet accounts that are re-measured using historical exchange rates. The resulting re-measurement adjustment is reported in the consolidated statements of earnings when incurred.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(m) Earnings per Share (“EPS”)

Basic net earnings per share (“EPS”) is calculated using net earnings available to common stockholders divided by the weighted-average number of shares of common stock outstanding during the year. Diluted EPS is similar to basic EPS except that the weighted-average number of shares is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

Dilutive common stock options are included in the diluted EPS calculation using the treasury stock method. Common stock options that were not included in the diluted EPS computation because the options' exercise price was greater than the average market price of the common shares for the periods presented were 1,271, 351, and 21 for 2006, 2005 and 2004, respectively.

Computations of basic and diluted earnings per share are presented in the following table:

	Years Ended December 31,
	2006	2005	2004
Net earnings	$455,833	387,138	370,797

Weighted-average common and dilutive potential common shares outstanding:
Weighted-average common shares outstanding	67,674	66,932	66,682
Add weighted-average dilutive potential common shares—options to purchase common shares, net	382	712	875

Weighted-average common and dilutive potential common shares outstanding	68,056	67,644	67,557

Basic earnings per share	$6.74	5.78	5.56

Diluted earnings per share	$6.70	5.72	5.49

(n) Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for its stock compensation plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB No. 123, Accounting for Stock-Based Compensation. Accordingly, no stock-based employee compensation cost related to stock options was recognized in the Consolidated Statement of Earnings as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost for 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FASB No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FASB No. 123(R). Compensation expense is recognized on a straight-line basis over the options estimated lives for fixed awards with ratable vesting provisions. Results for prior periods have not been restated.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB No. 123(R) to options granted under the Plan in the period presented. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes-Merton option-pricing formula and amortized to expense over the options’ vesting periods.

	2005	2004
Net earnings as reported	$387,138	370,797
Deduct: Stock-based employee compensation expense determined under fair value based method for all options, net of related tax effects	(8,628)	(7,519)

Pro forma net earnings	$378,510	363,278

Net earnings per common share (basic)
As reported	$5.78	5.56
Pro forma	$5.66	5.45
Net earnings per common share (diluted)
As reported	$5.72	5.49
Pro forma	$5.60	5.38

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

Amounts recorded in accumulated other comprehensive income on the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2006, 2005 and 2004 are as follows:

	Translation Adjustment	Hedge Instruments	SFAS 158	Tax expense (benefit) (1)	Total
December 31, 2004	$(1,628)	(1,280)	—	467	(2,441)
2005 Activity	(47,074)	3,278	—	(1,196)	(44,992)

December 31, 2005	(48,702)	1,998	—	(729)	(47,433)
2006 Activity	181,425	(4,412)	(818)	1,610	177,805

December 31, 2006	$132,723	(2,414)	(818)	881	130,372

(p) Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs-An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and re-handling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. Effective January 1, 2006, the Company adopted SFAS 151 which did not have a material impact on the Company's consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective as of the beginning of the Company's 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Based on its current evaluation, the Company does not believe the adoption of FIN 48 will have a material impact on the consolidated financial statements.

In September 2006, FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy. Additionally, companies are required to provide certain disclosures regarding instruments within the hierarchy, including a reconciliation of the beginning and ending balances for each major category of assets and liabilities. SFAS 157 is effective for the Company’s fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans- an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires an employer that sponsors one or more single-employer defined benefit plans to recognize the over-funded or under-funded status of a benefit plan in its statement of financial position, recognize as a component of other comprehensive income, net of tax, gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit costs pursuant to SFAS No. 87, “Employers Accounting for Pensions,” or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations. The recognition and disclosure provisions required by SFAS No. 158 are effective for the Company’s fiscal year ending December 31, 2006. The measurement date provisions are effective for fiscal years ending after December 15, 2008. The Company adopted SFAS No. 158 for its fiscal year ended December 31, 2006 which resulted in the Company recording $818 in accumulated other comprehensive income for amounts that had not been previously recorded in net periodic benefit cost.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both the balance sheet and income statement approach when quantifying a misstatement. SAB 108 is effective for the Company’s fiscal year ending December 31, 2006. Effective December 31, 2006, the Company adopted SAB 108 which did not have a material impact on the Company’s consolidated financial statements

(q) Fiscal Year

The Company ends its fiscal year on December 31. Each of the first three quarters in the fiscal year ends on the Saturday nearest the calendar quarter end.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(r) Reclassifications

The Company reclassified certain prior period financial statement balances to conform to current presentations.

(2) Acquisitions

On October 31, 2005 the Company acquired all the outstanding shares of Unilin Holding NV by acquiring Unilin Flooring, BVBA, which then purchased Unilin Holdings NV. The Company simultaneously acquired all the outstanding shares of Unilin Holding Inc., and its subsidiaries (together with Unilin Flooring BVBA, “Unilin”). Unilin, together with its subsidiaries, is a leading manufacturer, distributor and marketer of laminate flooring in Europe and the United States. The total purchase price of acquiring Unilin, net of cash of $165,709, was Euro 2,105,918 or $2,540,949 based on the prevailing exchange rate at the closing. The acquisition was accounted for by the purchase method and, accordingly, the results of operations of Unilin have been included in the Company’s consolidated financial statements from October 31, 2005. The purchase price was allocated to the assets acquired and liabilities assumed based upon the estimated fair values at the date of acquisition. Intangibles and property plant and equipment values were established with the assistance of an independent third party. The excess of the purchase price over the fair value of the net identifiable assets acquired of approximately $1,230,511 was recorded as goodwill. The primary reason for the acquisition was to expand the Company's presence in the laminate flooring market.

The Company considered whether identifiable intangible assets existed during the purchase price negotiations and during the subsequent purchase allocation period. Accordingly the Company recognized goodwill, tradenames, patents, customer lists, contingent assets and backlogs.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill recorded in the Unilin Acquisition will not be amortized. Additionally, the Company determined that the tradenames intangible assets have indefinite useful lives because they are expected to generate cash flows indefinitely. Goodwill and the tradenames intangible assets are subject to annual impairment testing.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition, excluding cash of $165,709. During October 2006, the Company finalized the allocation of the purchase price related to the Unilin Acquisition.

Current assets	$389,923
Property, plant and equipment	752,892
Goodwill	1,230,511
Intangible assets	882,886
Other assets	890

Total assets acquired	3,257,102

Current liabilities	261,921
Long-term debt	32,027
Other liabilities	422,205

Total liabilities assumed	716,153

Net assets acquired	$2,540,949

Of the $882,886 of acquired intangibles, $356,521 was assigned to registered tradenames that are not subject to amortization. The remaining acquired intangibles were assigned to customer relationships for $270,709

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(7 year weighted average useful life) and patents for $255,656 (12 year weighted average useful life). The $1,230,511 of goodwill is not deductible for tax purposes.

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

	2005 (a)	2004
Net sales	$7,553,506	6,873,858
Net earnings (a)	414,421	376,930
Basic earnings per share	6.19	5.65
Diluted earnings per share	6.13	5.58

(a)	Excludes a non-recurring $34,300 ($22,300 net of tax) fair value adjustment applied to Unilin’s acquired inventory and $6,000 (net of tax of $3,900) adjustment related to non-recurring transaction costs.

During 2005, the Company acquired certain assets of a carpet backing manufacturer and all outstanding shares of a distributor of natural stone slabs for approximately $67,642 in cash. Goodwill related to the acquisitions was approximately $10,955.

During 2006, the Company acquired certain assets of a carpet backing manufacturer for approximately $73,242, which was paid for in cash.

(3) Receivables

Receivables are as follows:

	2006	2005
Customers, trade	$907,244	925,714
Other	47,798	25,662

	955,042	951,376
Less allowance for discounts, returns, claims and doubtful accounts	103,614	102,710

Net receivables	$851,428	848,666

The following table reflects the activity of allowances for discounts, returns, claims and doubtful accounts for the years ended December 31:

	Balance at beginning of year	Additions charged to costs and expenses(1)	Deductions(2)	Balance at end of year
2004	$94,417	310,368	309,482	95,303
2005	95,303	324,024	316,617	102,710
2006	102,710	347,051	346,147	103,614

(1)	Includes $ 2,035 for 2005 related to the Unilin Acquisition which was not charged to costs and expenses.
(2)	Represents charge-offs, net of recoveries.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(4) Inventories

The components of inventories are as follows:

	2006	2005
Finished goods	$806,463	788,037
Work in process	95,746	93,266
Raw materials	323,665	334,124

Total inventories	$1,225,874	1,215,427

Effective April 2, 2006, the Company changed the method of accounting for all inventories not previously accounted for on the first-in, first-out (“FIFO”) method from the last-in, first-out (“LIFO”) method to the FIFO method. The Company believes the FIFO method of accounting for inventory costs is preferable because it provides a better measure of the current value of its inventory and provides a better matching of manufacturing costs with revenues. The change resulted in the application of a single costing method to all of the Company's inventories. As a result, all inventories are stated at the lower of cost, determined on a FIFO basis, or market. In accordance with FASB No. 154, “Accounting Changes and Error Corrections,” the Company has retrospectively applied this change in method of inventory costing. The impact of the change in method on certain financial statement line items is as follows:

As of December 31, 2005
Balance sheet:
As originally reported
Inventory	$1,166,913
Total Assets	7,991,523
Deferred income taxes	625,887
Total Liabilities	4,964,403
Retained earnings	2,268,578
Total liabilities and Shareholders’ equity	7,991,523

Effect of Change
Inventory	48,514
Deferred income taxes	17,396
Retained earnings	31,118

As adjusted
Inventory	1,215,427
Total Assets	8,040,037
Deferred income taxes	643,283
Total Liabilities	4,981,799
Retained earnings	2,299,696
Total liabilities and Shareholders’ equity	$8,040,037

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

	Years Ended December 31,
	2005	2004
Statement of earnings: As originally reported
Cost of sales	$4,896,965	4,259,531
Operating income	627,272	635,590
Income taxes	198,826	208,767
Net earnings	358,195	368,622
Basic earnings per share	$5.35	5.53
Diluted earnings per share	$5.30	5.46

Effect of Change-Increase (decrease)
Cost of sales	$(45,112)	(3,402)
Operating income	45,112	3,402
Income taxes	16,169	1,227
Net earnings	28,943	2,175
Basic earnings per share	$0.43	0.03
Diluted earnings per share	$0.43	0.03

As adjusted
Cost of sales	$4,851,853	4,256,129
Operating income	672,384	638,992
Income taxes	214,995	209,994
Net earnings	387,138	370,797
Basic earnings per share	$5.78	5.56
Diluted earnings per share	$5.72	5.49

Statement of Cash Flows: As originally reported
Net earnings	$358,195	368,622
Deferred taxes	(6,866)	38,700
Change in inventories	11,542	(179,765)
Net cash provided by operating activities	$561,544	242,837

Effect of Change
Net earnings	$28,943	2,175
Deferred taxes	16,170	1,227
Change in inventories	(45,112)	(3,402)
Net cash provided by operating activities	$—	—

As adjusted
Net earnings	$387,138	370,797
Deferred taxes	9,304	39,927
Change in inventories	(33,570)	(183,167)
Net cash provided by operating activities	$561,544	242,837

The amount of the accounting change prior to 2004 was not significant because FIFO approximated the inventory carrying value. Had the Company continued to apply the LIFO method of accounting, the impact on the statement of earnings during 2006 would have experienced a decrease in operating income of $10,285 ($6,065 net of tax) and a decrease in basic and diluted earnings per share of approximately $0.09 per share for the year ended December 31, 2006. Had the Company continued to apply LIFO for the twelve months ended December 31, 2005 and December 31, 2004, it would have experienced a decrease to operating income of $45,112 (28,943, net of tax) and $3,402 ($2,175) for the twelve month period ended December 31, 2005 and

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

2004, respectively and decreased basic and diluted earnings per share of approximately $0.43, $0.43, $0.03 and $0.03 for the twelve month periods ended December 31, 2005 and 2004, respectively as compared to amounts included in the consolidated financial statements.

(5) Goodwill and Other Intangible Assets

The Company evaluates its goodwill and indefinite life intangibles on an annual basis for impairment. The Company has three reporting segments, the Mohawk segment, the Dal-Tile segment, and the Unilin segment. Accordingly the Company has assigned the acquired goodwill and indefinite life intangibles to the respective reporting segments. During the fourth quarter of 2006, the Company evaluated the goodwill and indefinite life intangibles using the discounted cash flow and market approaches and determined that there was no impairment.

The following table summarizes the components of intangible assets:

Goodwill:

	Mohawk	Dal-Tile	Unilin	Total
Balance as of January 1, 2005	$196,632	1,180,717	—	1,377,349
Goodwill recognized during the period	1,500	10,955	1,249,720	1,262,175
Effect of translation	—	—	(17,561)	(17,561)

Balance as of December 31, 2005	198,132	1,191,672	1,232,159	2,621,963
Goodwill recognized during the period	1,000	(8,882)	(19,209)	(27,091)
Effect of translation	—	—	104,767	104,767

Balance as of December 31, 2006	$199,132	1,182,790	1,317,717	2,699,639

The change in goodwill during 2005 was attributable to the acquisitions made within the Mohawk and Dal-Tile reporting segments and the Unilin Acquisition. The change in goodwill during 2006 within the Unilin segment resulted from adjustments to the opening balance sheet including the reversal of pre acquisition tax liabilities of $16,644. In addition, the Company recognized additional goodwill of $1,000 related to an earn-out agreement entered into in 2003 in the Mohawk segment and reversed certain pre-acquisition tax liabilities in the Dal-Tile segment in 2006.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Intangible Assets:

	Mohawk	Dal-Tile	Unilin	Total
Indefinite Life Assets not subject to amortization:
Balance as of January 1, 2005	$125,580	146,700	—	272,280
Additions	—	—	356,521	356,521
Effect of translation	—	—	(6,707)	(6,707)

Balance as of December 31, 2005	125,580	146,700	349,814	622,094
Effect of translation	—	—	40,220	40,220

Balance as of December 31, 2006	$125,580	146,700	390,034	662,314

Intangible Assets Subject to Amortization:
Balance as of December 31, 2004	$53,360	1,400	—	54,760
Less: Accumulated Amortization	(4,100)	(294)		(4,394)

Balance as of January 1, 2005, net	49,260	1,106	—	50,366
Additions	—	1,170	526,365	527,535
Amortization during period	(3,610)	(457)	(13,257)	(17,324)
Effect of translation	—	—	(8,574)	(8,574)

Balance as of January 1, 2006	45,650	1,819	504,534	552,003
Additions	—	—	—	—
Amortization during period	(3,578)	(815)	(76,736)	(81,129)
Effect of translation	—	—	46,906	46,906

Balance as of December 31, 2006	$42,072	1,004	474,704	517,780

	December 31, 2006	December 31, 2005	December 31, 2004
Amortization Expense:
Aggregate Amortization Expense	$81,129	17,324	3,843

Estimated amortization expense for the years ended December 31, are as follows:

2007	$88,126
2008	69,635
2009	66,956
2010	65,198
2011	63,087

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(6) Property, Plant and Equipment

Following is a summary of property, plant and equipment:

	2006	2005
Land	$178,553	155,670
Buildings and improvements	698,878	559,723
Machinery and equipment	2,006,849	1,802,370
Furniture and fixtures	53,961	44,765
Leasehold improvements	33,702	28,784
Construction in progress	96,579	233,525

	3,068,522	2,824,837
Less accumulated depreciation and amortization	1,180,434	1,014,109

Net property, plant and equipment	$1,888,088	1,810,728

Property, plant and equipment included capitalized interest of $7,477, $6,000 and $3,197 in 2006, 2005 and 2004, respectively. Depreciation expense was $189,388, $133,333 and $117,768 for 2006, 2005 and 2004, respectively. Included in the property, plant and equipment are capital leases with a cost of $29,945 and $135,210 accumulated depreciation and amortization of $2,060 and $118 at December 31, 2006 and 2005, respectively.

(7) Long-Term Debt

On October 28, 2005, the Company entered into a $1,500,000 five-year, senior, unsecured, revolving credit and term loan facility (the “senior unsecured credit facilities”). The senior unsecured credit facilities replaced a then-existing credit facility and various uncommitted credit lines. The senior unsecured credit facilities consist of (i) a multi-currency $750,000 revolving credit facility, (ii) a $389,200 term loan facility and (iii) a Euro 300,000 term loan facility, all of which mature on October 28, 2010. The Company entered into the senior unsecured credit facility to finance the Unilin Acquisition and to provide for working capital requirements. At December 31, 2006, $395,321 of borrowings was outstanding under these facilities. The borrowings outstanding are comprised of $197,301 under the revolving credit facility and Euro 150,000, or approximately $198,020, borrowings outstanding under the Euro term facility. The balance of the $389,200 facility was repaid in 2006.

At December 31, 2006, a total of approximately $455,581 was available under the revolving credit facility. The amount used under the revolving credit facility at December 31, 2006, was $294,419. The amount used under the revolving credit facility is composed of $197,301 borrowings, $55,599 standby letters of credit guaranteeing the Company's industrial revenue bonds and $41,519 standby letters of credit related to various insurance contracts and foreign vendor commitments.

The senior unsecured credit facilities bear interest at (i) the greater of (x) prime rate or (y) the overnight federal funds rate plus 0.50%, or (ii) LIBOR plus an indexed amount based on the Company's senior, unsecured, long-term debt rating.

The Company has an on-balance sheet trade accounts receivable securitization agreement (the “Securitization Facility”). The Securitization Facility allows the Company to borrow up to $350,000 based on available accounts receivable. At December 31, 2006, the Company had $190,000 outstanding compared to $40,000 at December 31, 2005. The Securitization Facility is secured by trade receivables. During the third quarter of 2006, the Company extended the term of its Securitization Facility until July 2007.

On November 8, 2005, one of the Company's subsidiaries entered into a Euro 130,000 five-year unsecured, revolving credit facility, maturing on November 8, 2010 (the “Euro revolving credit facility”). This agreement

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

bears interest at EURIBOR plus an indexed amount based on the Company's senior, unsecured, long-term debt rating. The Company guaranteed the obligations of that subsidiary under the Euro revolving credit facility and of any of the Company's other subsidiaries that become borrowers under the Euro revolving credit facility. As of December 31, 2006, the Company had borrowings outstanding of Euro 18,810 or approximately $24,831 under this facility. No borrowings were outstanding at December 31, 2005 under this facility.

The Company's senior unsecured credit facilities and the Euro revolving credit facility both contain debt to capital ratio requirements and other customary covenants. The Company was in compliance with these covenants at December 31, 2006. Under both of these credit facilities, the Company must pay an annual facility fee ranging from 0.06% to 0.25% depending upon the Company's senior, unsecured long-term debt rating.

On January 17, 2006, the Company issued $500,000 aggregate principal amount of 5.750% notes due 2011 and $900,000 aggregate principal amount of 6.125% notes due 2016. The net proceeds from the issuance of these notes were used to pay off a $1,400,000 bridge credit facility entered into in connection with the Unilin Acquisition. Interest payable on each series of the notes is subject to adjustment if either Moody's Investor Service, Inc. or Standard & Poor's Ratings Services, or both, downgrades the rating they have assigned to the notes. Each rating agency downgrade results in a 0.25% increase in the interest rate, subject to a maximum increase of 1% per rating agency. If later the rating of these notes improves, then the interest rates would be reduced accordingly. The provision for increasing the interest rate will no longer apply if the rating of these notes from both rating agencies improves above the rating of these notes in effect at the time of the issuance of the notes. There have been no adjustments to the interest rate of the notes.

In 2002, the Company issued $300,000 aggregate principal amount of its senior 6.5% notes due 2007 and $400,000 aggregate principal amount of its senior 7.2% notes due 2012.

Long-term debt consists of the following:

	2006	2005
364-day senior, unsecured bridge term credit facility, due October 27, 2006	$—	1,400,000
6.50% senior notes, payable April 15, 2007 interest payable semiannually	300,000	300,000
Securitization Facility, due July 30, 2007	190,000	40,000
Five year unsecured credit facility, due October 28, 2010	395,321	1,062,041
5.75% note, payable in January 15, 2011 interest payable semiannually	500,000	—
7.20% senior notes, payable April 15, 2012 interest payable semiannually	400,000	400,000
6.125% note, payable January 15, 2016 interest payable semiannually	900,000	—
Euro five year unsecured revolving credit facility due November 8, 2010	24,831	—
Industrial revenue bonds, capital leases and other	73,529	106,329

Total long-term debt	2,783,681	3,308,370
Less current portion	576,134	113,809

Long-term debt, excluding current portion	$2,207,547	3,194,561

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The aggregate maturities of long-term debt as of December 31, 2006 are as follows:

2007	$576,134
2008	7,637
2009	3,417
2010	395,574
2011	500,249
Thereafter	1,300,670

$2,783,681

(8) Accounts Payable, Accrued Expenses and Deferred Tax Liability

Accounts payable and accrued expenses are as follows:

	2006	2005
Outstanding checks in excess of cash	$68,139	97,389
Accounts payable, trade	371,538	401,543
Accrued expenses	297,511	235,716
Income taxes payable	125,046	121,533
Deferred tax liability	4,565	5,111
Accrued compensation	152,830	136,813

Total accounts payable and accrued expenses	$1,019,629	998,105

(9) Derivative Financial Instruments

Natural Gas Risk Management

The Company uses a combination of natural gas futures contracts and long-term supply agreements to manage unanticipated changes in natural gas prices. The contracts are based on forecasted usage of natural gas measured in Million British Thermal Units (“MMBTU”).

The Company has designated the natural gas futures contracts as cash flow hedges. The outstanding contracts are valued at market with the offset applied to other comprehensive income, net of applicable income taxes and any hedge ineffectiveness.

Any gain or loss is reclassified from other comprehensive income and recognized in cost of goods sold in the same period or periods during which the hedged transaction affects earnings. At December 31, 2006, the Company had natural gas contracts that mature from January 2007 to October 2007 with an aggregate notional amount of approximately 1,400 MMBTU's. The fair value of these contracts was a liability of $2,414 as of December 31, 2006. At December 31, 2005, the Company had natural gas contracts that mature from January 2006 to October 2006 with an aggregate notional amount of approximately 660 MMBTU's. The fair value of these contracts was an asset of $1,941 as of December 31, 2005. The offset to these assets is recorded in other comprehensive income, net of applicable income taxes. The ineffective portion of the derivative is recognized in the cost of goods sold within the consolidated statements of earnings and was not significant for the periods reported. The amount that the Company anticipates that will be reclassified out of accumulated other comprehensive income in the next twelve months is a loss of approximately $2,414, net of taxes.

The Company's natural gas long-term supply agreements are accounted for under the normal purchase provision within SFAS No. 133 and its amendments. At December 31, 2006, the Company had normal purchase

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

commitments of approximately 1,748 MMBTU's for periods maturing from January 2007 through March 2008. The contracted value of these commitments was approximately $15,357 and the fair value of these commitments was approximately $12,071, at December 31, 2006. At December 31, 2005, the Company had normal purchase commitments of approximately 1,867 MMBTU's for periods maturing from January 2006 through October 2006. The contracted value of these commitments was approximately $17,219 and the fair value of these commitments was approximately $20,488, at December 31, 2005.

Foreign Currency Rate Management

The Company enters into foreign exchange forward contracts to hedge foreign denominated costs associated with its operations in Mexico. The objective of these transactions is to reduce volatility of exchange rates where these operations are located by fixing a portion of their costs in U.S. currency. Accordingly, these contracts have been designated as cash flow hedges. Gains and losses are reclassified from other comprehensive income and recognized in cost of goods sold in the same period or periods during which the hedged transaction affects earnings. The company had no forward contracts outstanding at December 31, 2006. The Company had forward contracts to purchase approximately 8,000 Mexican pesos at December 31, 2005. The aggregate U.S. dollar value of these contracts at December 31, 2005 was approximately $697.

(10) Product warranties

The Company warrants certain qualitative attributes of its products for up to 20 years. The Company records a provision for estimated warranty and related costs, based on historical experience and periodically adjusts these provisions to reflect actual experience.

Product warranties are as follows:

	2006	2005	2004
Balance at beginning of year	$25,988	23,473	24,063
Warranty claims	(48,308)	(46,850)	(45,553)
Warranty expense	48,755	49,365	44,963

Balance at end of year	$26,435	25,988	23,473

(11) Stock Options, Stock Compensation and Treasury Stock

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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Accordingly, the Company has classified the excess tax benefit as a financing cash inflow.

Under the Company's 2002 Long-Term Incentive Plan (“Plan”), the Company's principal stock compensation plan, stock options may be granted to directors and key employees through 2012 to purchase a maximum of 3,200 shares of common stock. Option awards are generally granted with an exercise price equal to the market price of the Company's common stock on the date of the grant. Those option awards generally vest between three and five years and have a 10-year contractual term. In addition, the Company maintains an employee incentive program that awards restricted stock on the attainment of certain service criteria. The outstanding awards related to these programs and related compensation expense was not significant for the years ended December 31, 2006, 2005 and 2004, respectively.

During 1996, the Company adopted the 1997 Non-Employee Director Stock Compensation Plan. The plan provides for awards of common stock of the Company for non-employee directors to receive in lieu of cash for their annual retainers. During 2006, 2005 and 2004, a total of 1, 1 and 1 shares, respectively, were awarded to the non-employee directors under the plan.

Additional information relating to the Company's stock option plans follows:

	2006	2005	2004
Options outstanding at beginning of year	2,276	2,281	2,413
Options granted	146	460	411
Options exercised	(338)	(378)	(464)
Options canceled	(50)	(87)	(79)

Options outstanding at end of year	2,034	2,276	2,281

Options exercisable at end of year	1,066	857	791

Option prices per share:
Options granted during the year	$75.82-86.51	76.73-89.46	61.33-90.97

Options exercised during the year	$11.33-73.45	9.33-82.50	9.33-65.02

Options canceled during the year	$24.63-89.46	30.53-90.97	11.17-82.50

Options outstanding at end of year	$16.60-90.97	11.33-90.97	9.33-90.97

Options exercisable at end of year	$16.60-90.97	11.33-90.97	9.33-74.93

The Company’s Board of Directors has authorized the repurchase of up to 15,000 shares of the Company’s outstanding common stock. For the year ended December 31, 2006, a total of approximately 74 shares of the Company's common stock were purchased at an aggregate cost of approximately $5,180. Since the inception of the program, a total of approximately 11,512 shares have been repurchased at an aggregate cost of approximately $334,747. All of these repurchases have been financed through the Company’s operations and banking arrangements.

On October 31, 2005, the Company entered into a Discounted Stock Purchase Agreement (the “DSPA”) with certain members of the Unilin management team (the “Unilin Management”). Under the terms of the DSPA, the Company is obligated to make cash payments to the Unilin Management in the event that certain performance goals are satisfied. In each of the years in the five-year period ended December 31, 2010, the remaining members Unilin Management can earn amounts, in the aggregate, equal to the average value of 30,671

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

shares of the Company's common stock over the 20 trading day period ending on December 31 of the prior year. Any failure in a given year to reach the performance goals may be rectified, and consequently the amounts payable with respect to achieving such criteria may be made, in any of the other years. The amount of the liability is measured each period and recognized as compensation expense in the statement of earnings. As of December 31, 2006, the Company expensed approximately $2,300 under the DSPA.

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

	2006	2005	2004
Dividend yield	—	—	—
Risk-free interest rate	4.6%	4.0%	2.9%
Volatility	35.3%	37.7%	43.1%
Expected life (years)	6	6	6

The summary of the Company’s Plan as of December 31, 2006, and changes during the period then ended is presented as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Average Intrinsic Value
Options outstanding January 1, 2006	2,276	$59.60
Granted	146	83.63
Exercised	(338)	38.44
Forfeited and expired	(50)	71.89

Options outstanding, end of period	2,034	64.43	6.3	$28,349

Vested and expected to vest at December 31, 2006	1,928	$63.62	6.2	$28,006

Exercisable at December 31, 2006	1,066	$53.17	5.2	$24,141

The weighted-average grant-date fair value of an option granted during 2006, 2005 and 2004, was $33.80, $37.29 and $34.39, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005, and 2004 was $14,032, $20,241, and $22,355, respectively. Total compensation expense recognized for the period ended December 31, 2006 was $11,925 ($7,537, net of tax) which was allocated to selling, general and administrative expenses. The remaining unamortized expense for non-vested compensation expense at December 31, 2006, was $18,591 with a weighted average remaining life of 2.1 years. If the Company had continued to account for share-based compensation under APB Opinion No. 25, basic and diluted net earnings per share for the year ended December 31, 2006 would have been $6.85 and $6.80, respectively.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes information about the Company’s stock options outstanding at December 31, 2006:

	Outstanding			Exercisable
Exercise price range	Number of Shares	Average Life	Average Price	Number of Shares	Average Price
Under $48.5	566	4.46	$37.22	484	$35.36
$49.09-63.90	453	5.18	61.43	336	61.34
$65.02-73.45	371	6.72	72.29	149	71.65
$73.54-88.33	634	8.35	85.84	94	85.39
$89.46-89.46	3	8.54	89.46	1	89.46
$90.97-90.97	7	7.96	90.97	2	90.97

Total	2,034	6.27	64.43	1,066	53.17

(12) Employee Benefit Plans

The Company has a 401(k) retirement savings plan (the "Mohawk Plan") open to substantially all of its employees within the Mohawk and Dal-Tile segments, who have completed 90 days of eligible service. For the Mohawk segment, the Company contributes $0.50 for every $1.00 of employee contributions up to a maximum of 4% of the employee's salary and an additional $0.25 for every $1.00 of employee contributions in excess of 4% of the employee’s salary up to a maximum of 6%. For the Dal-Tile segment, the Company contributes $.50 for every $1.00 of employee contributions up to a maximum of 6% of the employee's salary. Employee and employer contributions to the Mohawk Plan were $40,369 and $15,713 in 2006, $38,322 and $15,118 in 2005, and $35,440 and $13,896 in 2004, respectively. The Company also made a discretionary contribution to the Mohawk Plan of approximately $5,900, $5,710 and $5,214 in 2006, 2005 and 2004, respectively. The Unilin segment also has a defined contribution plan that covers certain employees in the United States of America. Eligible employees may elect to contribute a portion of their annual salary subject to a certain maximum each year. The Company’s matching of employee contributions is discretionary and is set each year by the Company. The Company’s match was approximately $676 for 2006 and $40 for the two-month period ended December 31, 2005.

The Company has a non-contributory defined benefit plan (the “U.S. Plan”) assumed in the acquisition of Lees Carpet from Burlington Industries, Inc., in November 2003. The U.S. Plan was frozen in September 2003 and accordingly the participants became 100% vested. In October 2006, the Company made the decision to terminate the U.S. Plan. The Company used December 31 as the measurement date for its U.S. Plan.

The Company also has various pension plans covering employees in Belgium, France and The Netherlands (the “Non-U.S. Plans”) that it acquired with the acquisition of Unilin. Benefits under the Non-U.S. Plans depend on compensation and years of service. The Non-U.S. Plans are funded in accordance with local regulations. The Company uses December 31 as the measurement date for its Non-U.S. Plans.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Components of the net periodic benefit cost of the Company’s pension benefit plans were as follows:

U.S. Plan:

	2006	2005	2004
Service cost of benefits earned	$—	26	26
Interest cost on projected benefit obligation	1,285	1,213	1,299
Settlement and curtailment	—	(65)	(672)
Expected return on plan assets	(1,439)	(1,542)	(1,433)
Recognized acturial (gain) or loss	3,092	—	—
Net amortization and deferral	—	(391)	(238)

Net pension expense/(income)	$2,938	(759)	(1,018)

Assumptions used to determine net periodic pension expense for U.S. Plan:

	2006	2005	2004
Discount rate	5.50%	5.50%	5.25%
Expected rate of return on plan assets	8.00%	8.00%	7.00%

Non-U.S. Plans:

	2006	2005
Service cost of benefits earned	$1,607	283
Interest cost on projected benefit obligation	833	113
Expected return on plan assets	(633)	(92)

Net pension expense/(income)	$1,807	304

Assumptions used to determine net periodic pension expense for Non-U.S. Plans:

	2006	2005
Discount rate	4.90%-4.50%	4.18%
Expected rate of return on plan assets	4.90%-4.50%	4.17%
Rate of compensation increase	2.50%-7.00%	3.45%
Underlying inflation rate	2.00%	2.15%

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The obligations, plan assets and funding status of the plans were as follows:

	U.S. Plan		Non-U.S. Plans
	2006	2005	2006	2005
Change in benefit obligation:
Projected benefit obligation at end of prior year	$25,128	23,116	16,158	16,318
Cumulative foreign exchange effect	—	—	1,858	—
Service cost	—	26	1,607	283
Interest cost	1,285	1,213	833	113
Plan participants contributions	—	—	530	70
Actuarial (gain) loss	4,124	2,807	(1,214)	(447)
Settlement and curtailment	(2,065)	(1,944)	—	—
Benefits paid	—	(90)	(1,327)	(179)

Projected benefit obligation at end of year	$28,472	25,128	18,445	16,158

Change in plan assets:
Fair value of plan assets at end of prior year	$19,747	20,341	13,050	12,907
Cumulative foreign exchange effect	—	—	1,501	—
Actual return on plan assets	1,629	1,440	633	92
Employer contributions	—	—	1,426	99
Benefits paid	—	(90)	(1,327)	(178)
Plan participant contributions	—	—	530	70
Actuarial (loss) gain	—	—	(961)	60
Settlement and curtailment	(2,065)	(1,944)	—	—

Fair value of plan assets at end of year	$19,311	19,747	14,852	13,050

Funded status of the plans:
Ending funded status	$9,161	(5,381)	3,593	(3,108)

Unrecognized net actuarial (gain) loss		(842)		(507)

(Accrued) prepaid benefit cost		(6,223)		(3,615)

Net Amount recognized in consolidated balance sheets:
Accrued expenses (current liability)	$9,161	—	—	—
Accrued benefit liability (non-current liability)	—	(6,982)	3,593	(3,615)
Net periodic benefit cost	—	694	—	—
Settlement	—	65	—	—

Net amount recognized	$9,161	(6,223)	3,593	(3,615)

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Assumptions used to determine the projected benefit obligation for the Company’s pension benefit plans were as follows:

Projected Benefit Obligation U.S. Plan:

	2006	2005
U.S. Plan:
Discount rate	5.16%	5.50%

Non-U.S. Plans:
Discount rate	4.90%-4.50%	4.26%
Rate of compensation increase	2.50%-7.00%	3.43%
Underlying inflation rate	2.00%	2.15%

The discount rate assumptions used to account for pension obligations reflect the rates at which the Company believes these obligations will be effectively settled. In developing the discount rate, the Company evaluated input from its actuaries, including estimated timing of obligation payments and yield on investments. The rate of compensation increase for the Non-U.S. Plans is based upon the Company’s annual reviews.

	U.S. Plan		Non-U.S. Plans
	2006	2005	2006	2005
Plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$28,472	25,128	18,445	16,158
Accumulated benefit obligation	28,472	25,128	16,115	14,345
Fair value of plan assets	19,311	19,747	14,852	13,050

Estimated future benefit payments for the U.S. Plan are $28,472 in 2007. Estimated future benefit payments for the Non-U.S. Plans are $982 in 2007, $121 in 2008, $160 in 2009, $194 in 2010, $349 in 2011 and $3,041 in total for 2012-2016.

The Company expects to make cash contributions of $1,485 to its Non-U.S. Plans and $9,161 for its U.S. Plan in 2007.

The percentage of each asset category of the total assets held by the plans follows:

	2006	2005
Plan asset allocation by category U.S. Plan:
Equity	$—	11,986
Debt security	8,999	4,858
Cash fund	10,312	2,903

Total plan assets	$19,311	19,747

Plan asset allocation by category Non-U.S. Plans:
Insurance contracts	$14,852	13,050

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The Company’s investment policy:

	2006	2005
Company's investment policy:
U.S. Plan:
Equity	0.0%	60.0%
Debt securities	50.0%	25.0%
Cash fund	50.0%	15.0%

	100.0%	100.0%

Company's investment policy:
Non-U.S. Plans:
Insurance contracts	100.0%	100.0%

The Company’s investment policy is to optimize the return on plan assets at an acceptable level of risk and to maintain careful control of the risk level within each asset class.

On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS 158. SFAS 158 required the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its benefit plans in the December 31, 2006 Consolidated Balance Sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The Company recorded an increase to its pension liability of $818 and an adjustment to accumulated other comprehensive income of $818 which represents the net unrecognized prior service costs.

(13) Income Taxes

Following is a summary of income from continuing operations before income taxes for United States and foreign operations:

	2006	2005	2004
United States	$494,190	590,539	572,226
Foreign	182,121	11,594	8,565

Income before income taxes	$676,311	602,133	580,791

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Income tax expense (benefit) for the years ended December 31, 2006, 2005 and 2004, consists of the following:

	Current	Deferred	Total
2006:
U.S. federal	$206,435	(35,313)	171,122
State and local	20,320	(4,932)	15,388
Foreign	62,322	(28,354)	33,968

	$289,077	(68,599)	220,478

2005:
U.S. federal	$183,807	17,795	201,602
State and local	15,147	300	15,447
Foreign	11,555	(13,609)	(2,054)

	$210,509	4,486	214,995

2004:
U.S. federal	$158,704	33,639	192,343
State, local and other	11,363	6,288	17,651

	$170,067	39,927	209,994

Income tax expense attributable to earnings before income taxes differs from the amounts computed by applying the U.S. statutory federal income tax rate to earnings before income taxes as follows:

	2006	2005	2004
Computed “expected” tax expense	$236,709	210,747	203,277
State and local income taxes, net of federal income tax benefit	4,522	4,748	11,711
Foreign income taxes	(26,280)	(589)	(892)
Change in valuation allowance	28,608	(1,351)	(1,821)
Change in statutory tax rate	(1,528)	—	—
Belgium Notional interest	(22,510)	—	—
Other, net	957	1,440	(2,281)

	$220,478	214,995	209,994

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005, are presented below:

	2006	2005
Deferred tax assets:
Accounts receivable	$21,756	20,147
Inventories	47,507	(22,365)
Accrued expenses	112,639	99,836
Foreign and State net operating losses and credits	81,589	44,620
Valuation allowance	(68,773)	(32,180)

Gross deferred tax assets	194,718	110,058

Deferred tax liabilities:
Plant and equipment	(291,233)	(302,552)
Intangibles	(336,636)	(325,183)
LIFO change in accounting method	(50,424)	—
Other liabilities	(47,356)	(56,069)

Gross deferred tax liabilities	(725,649)	(683,804)

Net deferred tax liability(1)	$(530,931)	(573,746)

(1)	This amount includes $2,693 and $25,114 of non-current deferred tax assets which are in other assets and $4,565 and $5,111 current deferred tax liabilities which are included in accounts payable and accrued expenses in the consolidated balance sheet as of December 31, 2006 and 2005, respectively.

Management believes it is more likely than not the Company will realize the benefits of these deductible differences, with the exception of certain carryforward deferred tax assets discussed below, based upon the expected reversal of deferred tax liabilities and the level of historical and projected taxable income over periods in which the deferred tax assets are deductible.

As of December 31, 2006, the Company had state net operating loss carryforwards and state tax credits with potential tax benefits of approximately $45,163, net of federal income tax benefit; these carryforwards expire over various periods based on jurisdiction. Because the Company generates more state tax credits on an annual basis in certain jurisdictions than the related state taxable income, it is the Company’s opinion that it is more likely than not that the benefit of the deferred tax assets related to state tax credits and certain state net operating losses will not be realized. Accordingly, a valuation allowance of approximately $44,324 has been recorded for the year ended December 31, 2006. Of this balance, approximately $4,000 of the future tax benefit, if realized, from the reversal of the valuation allowance would be allocable as a reduction of goodwill. In addition, the Company has tax credit and net operating loss carryforwards in various foreign jurisdictions of approximately $36,426 as of December 31, 2006. The credit carryforwards begin to expire in 2011; the net operating loss carryforwards have an indefinite life. Based on historical and future income projections, it is the Company’s opinion that it is more likely than not that the benefit of net operating loss carryforwards in certain foreign jurisdictions will not be realized; therefore, a valuation allowance totaling $24,449 as of December 31, 2006 has been recorded against these deferred tax assets. The valuation allowance of $32,180 consists principally of state net operating losses as of December 31, 2005. For 2006, the total change in the valuation allowance was an increase of $36,593. An increase of $28,608 was primarily as a result of a generating additional net operating losses and credit carryforwards in the current period in foreign and state jurisdictions for which no benefit is expected to be realized. The remaining difference of $7,985 is an adjustment to reflect additional net operating loss carryforwards and credits reported in the 2005 tax returns as filed.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The Company does not provide for U.S. federal and state income taxes on the cumulative undistributed earnings of its foreign subsidiaries because such earnings are reinvested and will continue to be reinvested indefinitely. At December 31, 2006 and 2005, the Company had not provided federal income taxes on earnings of approximately $257,000 and $56,763 from its foreign subsidiaries. Should these earnings be distributed in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes in various international jurisdictions. These taxes would be partially offset by U.S. foreign tax credits. Determination of the amount of unrecognized deferred U.S. tax liability is not practical because of the complexities associated with this hypothetical calculation.

In the normal course of business, the Company’s tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities and the Company has accrued a liability when it believes it is probable that it will be assessed. Differences between the estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material adverse effect on the Company’s consolidated financial position but could possibly be material to the Company’s consolidated results of operations or cash flow in a given quarter or annual period. The Company reversed pre acquisition tax liabilities of $25,526 with a corresponding reduction to goodwill for the year ended December 31, 2006.

(14) Commitments and Contingencies

The Company is obligated under various operating leases for office and manufacturing space, machinery, and equipment. Future minimum lease payments under non-cancelable capital and operating leases (with initial or remaining lease terms in excess of one year) as of December 31:

	Capital	Operating	Total Future Payments
2007	$7,139	103,333	110,472
2008	7,057	90,126	97,183
2009	3,419	78,361	81,780
2010	254	58,441	58,695
2011	249	44,846	45,095
Thereafter	1,577	98,643	100,220

Total payments	19,695	473,750	493,445

Less amount representing interest	(941)

Present value of capitalized lease payments	$18,754

Rental expense under operating leases was $118,280, $99,697 and $87,659 in 2006, 2005 and 2004, respectively.

The Company has approximately $57,080 and $40,958 as of December 31, 2006 and 2005 in standby letters of credit for various insurance contracts and commitments to foreign vendors that expire within two years. In addition, at December 31, 2006 and 2005, the Company guaranteed approximately $80,324 and $72,040 for VAT and building leases, respectively, related to its operating facilities in France.

The Company is involved in litigation from time to time in the regular course of its business. Except as noted below, there are no material legal proceedings pending or known to be contemplated to which the Company is a party or to which any of its property is subject.

In Shirley Williams et al. v. Mohawk Industries, Inc., four plaintiffs filed a putative class action lawsuit in January 2004 in the United States District Court for the Northern District of Georgia, alleging that they are

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

former and current employees of the Company and that the actions and conduct of the Company, including the employment of persons who are not authorized to work in the United States, have damaged them and the other members of the putative class by suppressing the wages of the Company’s hourly employees in Georgia. The plaintiffs seek a variety of relief, including (a) treble damages; (b) return of any allegedly unlawful profits; and (c) attorney’s fees and costs of litigation. In February 2004, the Company filed a Motion to Dismiss the Complaint, which was denied by the District Court in April 2004. The Company then sought and obtained permission to file an immediate appeal of the District Court’s decision to the United States Court of Appeals for the Eleventh Circuit. In June 2005, the Eleventh Circuit reversed in part and affirmed in part the lower court’s decision (Williams v. Mohawk Industries, Inc., 411 F.3d 1252 (11th Cir. 2005)). In June 2005, the Company filed a petition requesting review by the full Eleventh Circuit, which was denied in August 2005. In October 2005, the Company filed a petition for certiorari with the United States Supreme Court, which was granted in December of 2005. The case was argued before the Supreme Court on April 26, 2006. On June 5, 2006, the Supreme Court vacated the Eleventh Circuit’s ruling and ordered the Eleventh Circuit to reconsider the case in light of the Supreme Court’s decision in Anza v. Ideal Steel Supply Co., 126 S. Ct. 1991 (2006). On September 27, 2006, the Eleventh Circuit issued a second decision reversing in part and affirming in part the lower court’s decision. On October 18, 2006, the Company filed a petition requesting review of this decision by the full Eleventh Circuit, which was denied in November 2006. In December 2006, the Company filed a second petition for certiorari with the United States Supreme Court. The Company will continue to vigorously defend itself against this action.

The Company believes that adequate provisions for resolution of all claims and pending litigation have been made for probable losses and that the ultimate outcome of these actions will not have a material adverse effect on its financial condition but could have a material effect on its results of operations in a given quarter or annual period.

The Company has received partial refunds from the United States government in reference to settling custom disputes dating back to 1982. Accordingly, the Company recorded a net gain of $19,436 ($12,288 net of taxes) in other income (expense) for the twelve months ended December 31, 2006. Additional future recoveries will be recorded as realized.

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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(15) Consolidated Statements of Cash Flows Information

Supplemental disclosures of cash flow information are as follows:

	2006	2005	2004
Net cash paid during the year for:
Interest	$113,426	61,468	60,744

Income taxes	$267,075	191,601	226,227

Supplemental schedule of non-cash investing and financing activities:
Fair value of assets acquired in acquisitions	$113,008	3,375,605	16,236
Liabilities assumed in acquisitions	(33,366)	(762,076)	(1,238)

	$79,642	2,613,529	14,998

(16) Segment Reporting

The Company has three reporting segments, the Mohawk segment, the Dal-Tile segment, and the Unilin segment. The Mohawk segment manufactures, sources, markets and distributes its product lines, which include carpet, rugs, pad, ceramic tile, hardwood, resilient and laminate through independent floor covering retailers, home centers, mass merchandisers, department stores, commercial dealers and commercial end users. The Dal-Tile segment product lines include ceramic tile, porcelain tile and stone products sold through tile and flooring retailers, contractors, independent distributors and home centers. The Unilin segment, which is headquartered in Belgium, is a leading manufacturer, distributor and marketer of laminate flooring, insulated roofing and other wood panels in Europe and the United States. Unilin sells its laminate flooring products through independent distributors and specialty stores in Europe and the United States, as well as through traditional retailers in France, Belgium and The Netherlands and, in some circumstances, under private label names.

Amounts disclosed for each segment are prior to any elimination or consolidation entries. Corporate general and administrative expenses attributable to each segment are estimated and allocated accordingly. Segment performance is evaluated based on operating income. No single customer accounted for more than 5% of net sales for the years ended December 31, 2006, 2005 and 2004. In addition, inter-segment net sales were approximately $15,200 between the Unilin and Mohawk segments for the year ended December 31, 2006. There were no significant inter-segment sales for the year ended December 31, 2005.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Segment information is as follows:

	2006	2005	2004
Net sales:
Mohawk.	$4,742,060	4,716,659	4,368,831
Dal-Tile	1,941,819	1,734,781	1,511,541
Unilin	1,236,918	168,814	—
Corporate and eliminations	(14,955)	(155)	—

	$7,905,842	6,620,099	5,880,372

Operating income:
Mohawk	$387,386	426,811	427,658
Dal-Tile	270,901	260,194	219,831
Unilin	214,093	(5,162)	—
Corporate and eliminations	(33,320)	(9,459)	(8,497)

	$839,060	672,384	638,992

Depreciation and amortization:
Mohawk	$95,089	91,452	89,479
Dal-Tile	37,576	31,731	29,210
Unilin	135,337	23,695	—
Corporate	6,950	3,779	4,399

	$274,952	150,657	123,088

Capital expenditures (excluding acquisitions):
Mohawk	$71,793	153,238	66,563
Dal-Tile	63,177	84,363	38,720
Unilin	28,688	6,207	—
Corporate	2,111	3,498	1,318

	$165,769	247,306	106,601

Assets:
Mohawk	$2,462,420	2,473,497	2,288,427
Dal-Tile	2,257,107	2,207,514	2,063,195
Unilin	3,302,195	3,263,248	—
Corporate and eliminations	156,672	95,778	54,898

	$8,178,394	8,040,037	4,406,520

Geographic net sales:
North America	$6,974,488	6,489,511	5,880,372
Rest of world	931,354	130,588	—

	$7,905,842	6,620,099	5,880,372

Long-lived assets(1):
North America	$2,995,968	2,951,681
Rest of world	1,591,759	1,481,010

	$4,587,727	4,432,691

(1)	Long-lived assets are composed of net property, plant and equipment, goodwill, trademarks and other intangibles.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(17) Quarterly Financial Data (Unaudited)

The supplemental quarterly financial data are as follows:

	Quarters Ended
	April 1, 2006	July 1, 2006	September 30, 2006	December 31, 2006
Net sales	$1,925,106	2,058,123	2,024,019	1,898,594
Gross profit	516,344	592,378	568,511	554,078
Net earnings	79,121	119,513	127,708	129,491
Basic earnings per share	1.17	1.77	1.89	1.91
Diluted earnings per share	1.16	1.76	1.88	1.90

	Quarters Ended
	April 2, 2005	July 2, 2005	October 1, 2005	December 31, 2005
Net sales	$1,493,222	1,624,692	1,697,634	1,804,551
Gross profit	390,369	438,165	462,954	476,758
Net earnings	73,662	98,080	115,763	99,633
Basic earnings per share	1.10	1.47	1.73	1.48
Diluted earnings per share	1.09	1.45	1.71	1.47

2005 includes a non-recurring $34,300 ($22,300 net of tax) fair value adjustment applied to Unilin’s acquired inventory related to the Unilin acquisition.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective for the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2006. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. The Company’s management has concluded that, as of December 31, 2006, its internal control over financial reporting is effective based on these criteria. The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on the Effectiveness of Controls

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures or the Company’s internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to information contained in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders under the following headings: “Election of Directors—Director, Director Nominee and Executive Officer Information,” “—Nominees for Director,” “—Continuing Directors,” “—Executive Officers,” “—Meetings and Committees of the Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Audit Committee.” The Company has adopted the Mohawk Industries, Inc. Standards of Conduct and Ethics, which applies to all of its directors, officers and employees. The standards of conduct and ethics are publicly available on our website at http://mohawkind.com and will be made available in print to any stockholder who requests them without charge. If the Company makes any substantive amendments to the standards of conduct and ethics, or grants any waiver, including any implicit waiver, from a provision of the standards required by regulations of the Commission to apply to the Company’s chief executive officer, chief financial officer or chief accounting officer, the Company will disclose the nature of the amendment or waiver on its website. The Company may elect to also disclose the amendment or waiver in a report on Form 8-K filed with the SEC. The Company has adopted the Mohawk Industries, Inc. Board of Directors Corporate Governance Guidelines, which are publicly available on the Company’s website and will be made available to any stockholder who requests it.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to information contained in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders under the following headings: “Executive Compensation and Other Information—Summary Compensation Table,” “—Compensation, Discussion and Analysis,” “—Grants of Plan Based Awards,” “—Outstanding Equity Awards at Fiscal Year End,” “—Option Exercises and Stock Vested,” “—Pension Benefits,” “—Nonqualified Deferred Compensation,” “—Certain Relationships and Related Transactions,” “—Compensation Committee Interlocks and Insider Participation” and “—Compensation Committee Report.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to information contained in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders under the following headings: “Executive Compensation and Other Information—Equity Compensation Plan Information” and “—Principal Stockholders of the Company.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to information contained in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders under the following heading; “Election of Directors—Meetings and Committees of the Board of Directors,” and “Executive Compensation and Other Information—Certain Relationships and Related Transactions.”

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to information contained in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders under the following heading: “Audit Committee—Principal Accountant Fees and Services.”

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

3. Exhibits

The exhibit number for the exhibit as originally filed is included in parentheses at the end of the description.

Mohawk Exhibit Number	Description
*2.1	Agreement and Plan of Merger dated as of December 3, 1993 and amended as of January 17, 1994 among Mohawk, AMI Acquisition Corp., Aladdin and certain Shareholders of Aladdin. (Incorporated herein by reference to Exhibit 2.1(a) in Mohawk’s Registration Statement on Form S-4, Registration No. 333-74220.)

*3.1	Restated Certificate of Incorporation of Mohawk, as amended. (Incorporated herein by reference to Exhibit 3.1 in Mohawk’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

*3.2	Restated Bylaws of Mohawk, as amended. (Incorporated herein by reference to Exhibit 3.1 in Mohawk’s Report on Form 8-K dated February 23, 2006.)

*4.1	See Article 4 of the Restated Certificate of Incorporation of Mohawk. (Incorporated herein by reference to Exhibit 3.1 in Mohawk’s Annual Report on Form 10-K (File No. 001-13697) for the fiscal year ended December 31, 1998.)

*4.2	See Articles 2, 6, and 9 of the Restated Bylaws of Mohawk, as amended. (Incorporated herein by reference to Exhibit 3.1 in Mohawk’s Current Report on Form 8-K dated February 23, 2006.)

*4.3	Indenture, dated as of April 2, 2002 between Mohawk Industries, Inc. and Wachovia Bank, National Association, as Trustee (Incorporated herein by reference to Exhibit 4.1 in Mohawk’s Registration Statement on Form S-4, Registration No. 333-86734, as filed April 22, 2002.)

*4.4	Indenture dated as of January 9, 2006, between Mohawk Industries, Inc. and SunTrust Bank, as trustee. (Incorporated herein by reference to Exhibit 4.4 in Mohawk’s Registration Statement on Form S-3, Registration Statement No. 333-130910.)

*4.5	First Supplemental Indenture, dated as of January 17, 2006, by and between Mohawk Industries, Inc., and SunTrust Bank, as trustee. (Incorporated by reference to Exhibit 4.1 in Mohawk’s Current Report on form 8-K dated January 17, 2006.)

*10.1	Five Year Credit Agreement dated as of October 28, 2005, by and among Mohawk Industries, Inc., each of the Banks party thereto from time to time, and Wachovia Bank, National Assocation, as Administrative Agent. (Incorporated by reference to Exhibit 10.3 of Mohawk’s Current Report on form 8-K dated as of October 28, 2005.)

*10.2	Five Year Credit Agreement dated as of November 8, 2005, by and among Mohawk International Holdings S.a.r.l, each of the Banks party thereto from time to time, and KBC Bank, N.V., as Administrative Agent. (Incorporated herein by reference to Exhibit 10.1 in Mohawk’s Current Report on form 8-K dated as of November 9, 2005.)

Mohawk Exhibit Number	Description

*10.3	Registration Rights Agreement by and among Mohawk, Citicorp Investments, Inc., ML-Lee Acquisition Fund, L.P. and Certain Management Investors. (Incorporated herein by reference to Exhibit 10.14 of Mohawk’s Registration Statement on Form S-1, Registration No. 33-45418.)

*10.4	Voting Agreement, Consent of Stockholders and Amendment to 1992 Registration Rights Agreement dated December 3, 1993 by and among Aladdin, Mohawk, Citicorp Investments, Inc., ML-Lee Acquisition Fund, L.P., David L. Kolb, Donald G. Mercer, Frank A. Procopio and John D. Swift. (Incorporated herein by reference to Exhibit 10(b) of Mohawk’s Registration Statement on Form S-4, Registration No. 33-74220.)

*10.5	Registration Rights Agreement by and among Mohawk and the former shareholders of Aladdin. (Incorporated herein by reference to Exhibit 10.32 of Mohawk’s Annual Report on Form 10-K (File No. 001-13697) for the fiscal year ended December 31, 1993.)

*10.6	Waiver Agreement between Alan S. Lorberbaum and Mohawk dated as of March 23, 1994 to the Registration Rights Agreement dated as of February 25, 1994 between Mohawk and those other persons who are signatories thereto. (Incorporated herein by reference to Exhibit 10.3 of Mohawk’s Quarterly Report on Form 10-Q (File No. 001-13697) for the quarter ended July 2, 1994.)

*10.7	Amended and Restated Receivables Purchase and Sale Agreement, dated as of August 4, 2003, among Mohawk Carpet Distribution, L.P. and Dal-Tile Corporation, as originators, and Mohawk Factoring, Inc. (Incorporated herein by reference to Exhibit 10.3 of Mohawk’s Quarterly Report on Form 10-Q for the period ended September 27, 2003.)

*10.8	Amended and Restated Credit and Security Agreement, dated as of August 4, 2003, Among Mohawk Factoring, Inc., Mohawk Servicing, Inc., Blue Ridge Asset Funding Corporation, Three Pillars Funding Corporation, SunTrust Capital Markets, Inc., as a co-agent, and Wachovia Bank, National Association, as a co-agent and administrative agent. (Incorporated herein by reference to Exhibit 10.3 of Mohawk’s Quarterly Report on Form 10-Q for the period ended September 27, 2003.)

*10.9	First Amendment to Amended and Restated Credit and Security Agreement dated September 29, 2004, among Mohawk Factoring, Inc., Blue Ridge Asset Funding Corporation, Wachovia Bank, National Association, Three Pillars Funding LLC, and SunTrust Capital Markets, Inc. (Incorporated herein by reference to Exhibit 10.4 of Mohawk’s Quarterly Report on Form 10-Q for the period ended October 2, 2004.)

*10.10	Second Amendment to the Liquidity Asset Purchase Agreement dated as of October 23, 2002 by and among Mohawk Factoring, Inc, as borrower, Mohawk Servicing, Inc., as Servicer, Blue Ridge Asset Funding Corporation, The Liquidity Banks and Wachovia Bank, N.A., as Agent dated as of October 25, 2000. (Incorporated herein by reference to Exhibit 10.28 of Mohawk’s Annual Report on Form 10-K for the year ended December 31, 2002)

*10.11	Amendment to Second Amended and Restated Liquidity Asset Purchase Agreement dated August 2, 2004, among Mohawk Factoring, Inc., Blue Ridge Asset Funding Corporation and Wachovia Bank, National Association. (Incorporated herein by reference to Exhibit 10.2 of Mohawk’s Quarterly Report on Form 10-Q for the period ended October 2, 2003.)

*10.12	Amendment to Second Amended and Restated Liquidity Asset Purchase Agreement dated August 2, 2004, among Mohawk Factoring, Inc., Three Pillars Funding Corporation, and SunTrust Capital Markets, Inc. (Incorporated herein by reference to Exhibit 10.2 of Mohawk’s Quarterly Report on Form 10-Q for the period ended October 2, 2003.)

*10.13	Discounted Stock Purchase Agreement dated October 31, 2005, by and between Mohawk Industries, Inc. and Paul De Cock, Bernard Thiers, Marc Van Canneyt and Paul De Fraeye. (Incorporated herein by reference to Mohawk’s Current Report on form 8-K dated October 28, 2005.)

Mohawk Exhibit Number	Description

10.14	Amendment to Third Amended and Restated Liquidity Asset Purchase Agreement dated July 31, 2006, among Mohawk Factoring, Inc., Variable Funding Capital Company LLC, and Wachovia Bank, National Association.

10.15	Amendment to Third Amended and Restated Liquidity Asset Purchase Agreement dated July 31, 2006 among Mohawk Factoring, Inc., Suntrust Bank, Three Pillars Funding Corporation, and SunTrust Capital Markets, Inc.

Exhibits Related to Executive Compensation Plans, Contracts and other Arrangements:

*10.16	Management Agreement dated October 31, 2005, by and between Unilin Flooring BVBA and Frans De Cock. (Incorporated herein by reference to Exhibit 10.1 of Mohawk’s Current Report on form 8-K dated October 28, 2005.)

*10.17	Employment Agreement dated November 15, 2005, by and between Mohawk Industries, Inc. and W. Christopher Wellborn. (Incorporated herein by reference to Exhibit 10.1 of Mohawk’s Quarterly Report on form 10-Q for the period ended April 1, 2006.)

*10.18	Mohawk Carpet Corporation Retirement Savings Plan, as amended. (Incorporated herein by reference to Exhibit 10.1 of Mohawk’s Registration Statement on Form S-1, Registration No. 33-45418.)

*10.19	Mohawk Carpet Corporation Supplemental Executive Retirement Plan, as amended. (Incorporated herein by reference to Exhibit 10.2 of Mohawk’s Registration Statement on Form S-1, Registration No. 33-45418.)

*10.20	Mohawk Industries, Inc. 1992 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.8 of Mohawk’s Registration Statement on Form S-1, Registration No. 33-45418.)

*10.21	Amendment dated July 22, 1993 to the Mohawk Industries, Inc. 1992 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.2 in Mohawk’s quarterly report on Form 10-Q (File No. 001-13697) for the quarter ended July 3, 1993.)

*10.22	Second Amendment dated February 17, 2000 to the Mohawk Industries, Inc. 1992 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.35 of Mohawk’s Annual Report on Form 10-K (File No. 001-13697) for the fiscal year ended December 31, 1999.)

*10.23	Mohawk Industries, Inc. 1992 Mohawk-Horizon Stock Option Plan. (Incorporated herein by reference to Exhibit 10.15 of Mohawk’s Registration Statement on Form S-1, Registration Number 33-53932.)

*10.24	Amendment dated July 22, 1993 to the Mohawk Industries, Inc. 1992 Mohawk-Horizon Stock Option Plan. (Incorporated herein by reference to Exhibit 10.1 of Mohawk’s quarterly report on Form 10-Q (File No. 001-13697) for the quarter ended July 3, 1993.)

*10.25	Second Amendment dated February 17, 2000 to the Mohawk Industries, Inc. 1992 Mohawk-Horizon Stock Option Plan. (Incorporated herein by reference to Exhibit 10.38 of Mohawk’s Annual Report on Form 10-K (File No. 001-13697) for the fiscal year ended December 31, 1999.)

*10.26	Mohawk Industries, Inc. 1993 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.39 of Mohawk’s Annual Report on Form 10-K (File No. 001-13697) for the fiscal year ended December 31, 1992.)

*10.27	First Amendment dated February 17, 2000 to the Mohawk Industries, Inc. 1993 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.40 of Mohawk’s Annual Report on Form 10-K (File No. 001-13697) for the fiscal year ended December 31, 1999.)

Mohawk Exhibit Number	Description

*10.28	The Mohawk Industries, Inc. Executive Deferred Compensation Plan. (Incorporated herein by reference to Exhibit 10.65 of Mohawk’s Annual Report on Form 10-K (File No. 001-13697) for the fiscal year ended December 31, 1994.)

*10.29	The Mohawk Industries, Inc. Management Deferred Compensation Plan. (Incorporated herein by reference to Exhibit 10.66 of Mohawk’s Annual Report on Form 10-K (File No. 001-13697) for the fiscal year ended December 31, 1994.)

*10.30	Mohawk Industries, Inc. 1997 Non-Employee Director Stock Compensation Plan (Amended and Restated as of March 31, 2003). (Incorporated herein by reference to Exhibit 10.38 of Mohawk’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.)

*10.31	1997 Long-Term Incentive Plan. (Incorporated herein by reference to Exhibit 10.80 of Mohawk’s Annual Report on Form 10-K (File No. 001-13697) for the fiscal year ended December 31, 1996.)

*10.32	2002 Long-Term Incentive Plan. (Incorporated herein by reference to Appendix A in the 2002 Mohawk Industries, Inc. Proxy Statement dated March 29, 2002.)

*10.33	Supply Agreement dated as of December 29, 1999, between Dal-Tile Corporation and Wold Talc Company. (Incorporated herein by reference to Exhibit 10.18 of the Dal-Tile International Inc., Form 10-K (File No. 033-64140) for fiscal year 1999.)

21	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm (KPMG).

23.2	Consent of Independent Registered Public Accounting Firm (BDO).

31.1	Certification Pursuant to Rule 13a-14(a).

31.2	Certification Pursuant to Rule 13a-14(a).

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates exhibit incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOHAWK INDUSTRIES, INC.

Dated: February 23, 2007	By:	/s/: JEFFREY S. LORBERBAUM
Jeffrey S. Lorberbaum, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 23, 2007	/s/: JEFFREY S. LORBERBAUM
Jeffrey S. Lorberbaum,
Chairman and Chief Executive Officer (principal executive officer)

Dated: February 23, 2007	/S/: FRANK H. BOYKIN
Frank H. Boykin,
Chief Financial Officer and Vice President-Finance (principal financial officer)

Dated: February 23, 2007	/s/: THOMAS J. KANUK
Thomas J. Kanuk,
Vice President and Corporate Controller (principal accounting officer)

Dated: February 23, 2007	/S/: LEO BENATAR
Leo Benatar,
Director

Dated: February 23, 2007	/S/: PHYLLIS O. BONANNO
Phyllis O. Bonanno,
Director

Dated: February 23, 2007	/S/: BRUCE C. BRUCKMANN
Bruce C. Bruckmann,
Director

Dated:
Frans De Cock,
Director

Dated: February 23, 2007	/S/: JOHN F. FIEDLER
John F. Fiedler,
Director

Dated: February 23, 2007	/s/: DAVID L. KOLB
David L. Kolb,
Director

Dated: February 23, 2007	/s/: LARRY W. MCCURDY
Larry W. McCurdy,
Director

Dated: February 23, 2007	/S/: ROBERT N. POKELWALDT
Robert N. Pokelwaldt,
Director

Dated: February 23, 2007	/S/: W. CHRISTOPHER WELLBORN
W. Christopher Wellborn,
Director