Form 10-Q
period 2007-05-10
MOHAWK INDUSTRIES INC
filed 2007-05-10
CIK 851968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                                           TO
COMMISSION FILE NUMBER 01-19826

MOHAWK INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-1604305 (I. R. S. Employer Identification No.)

P.O. Box 12069, 160 S. Industrial Blvd., Calhoun, Georgia (Address of principal executive offices)	30701 (Zip Code)

(706) 629-7721
(Registrant's telephone number, including area code)

     Indicate by check mark whether registrant (l) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer:
                                    Large Accelerated Filer [x]       Accelerated Filer [ ]       Non-Accelerated Filer [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

     The number of shares outstanding of the issuer's classes of capital stock as of May 7, 2007, the latest practicable date, is as follows: 68,143,178 shares of Common Stock, $0.01 par value.

MOHAWK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
(In thousands)
(Unaudited)

	March 31, 2007	December 31, 2006

Current assets:

Cash and cash equivalents	$53,598	63,492

Receivables	948,767	876,206

Inventories	1,245,073	1,225,874

Prepaid expenses	119,815	114,088

Deferred income taxes	176,444	99,251
Total current assets	2,543,697	2,378,911

Property, plant and equipment, at cost	3,089,962	3,068,522
Less accumulated depreciation and
amortization	1,224,963	1,180,434

Net property, plant and equipment	1,864,999	1,888,088

Goodwill	2,710,821	2,699,639

Tradenames	666,951	662,314

Other intangible assets	499,675	517,780

Other assets	29,141	31,662

	$8,315,284	8,178,394

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS' EQUITY
(In thousands, except per share data)
(Unaudited)

	March 31, 2007	December 31, 2006

Current liabilities:

Current portion of long-term debt	$514,772	576,134
Accounts payable and accrued expenses	982,536	1,019,629
Total current liabilities	1,497,308	1,595,763

Deferred income taxes	624,708	628,311
Long-term debt, less current portion	2,189,862	2,207,547
Other long-term liabilities	150,809	31,510
Total liabilities	4,462,687	4,463,131

Stockholders' equity:
Preferred stock, $.01 par value; 60 shares
authorized; no shares issued	-	-
Common stock, $.01 par value; 150,000 shares
authorized; 79,100 and 78,816 shares issued
in 2007 and 2006, respectively	791	788
Additional paid-in capital	1,175,066	1,152,420
Retained earnings	2,845,908	2,755,529
Accumulated other comprehensive income, net	154,548	130,372
	4,176,313	4,039,109
Less treasury stock at cost; 11,046 and 11,051
shares in 2007 and 2006, respectively	323,716	323,846
Total stockholders' equity	3,852,597	3,715,263

	$8,315,284	8,178,394

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31, 2007	April 1, 2006

Net sales	$1,863,863	1,925,106

Cost of sales	1,340,423	1,408,762
Gross profit	523,440	516,344

Selling, general and administrative expenses	352,863	352,443
Operating income	170,577	163,901

Other expense (income):
Interest expense	41,579	40,335
Other expense	5,414	3,826
Other income	(1,187)	(1,099)
U.S. Customs refund	(9,122)	-
	36,684	43,062

Earnings before income taxes	133,893	120,839

Income taxes	43,515	41,718

Net earnings	$90,378	79,121

Basic earnings per share	$1.33	1.17

Weighted-average common shares outstanding	67,906	67,564

Diluted earnings per share	$1.32	1.16

Weighted-average common and dilutive
common shares outstanding	68,255	68,079

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31, 2007	April 1, 2006

Cash flows from operating activities:
Net earnings	$90,378	79,121
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Depreciation and amortization	73,846	64,853
Deferred income taxes	(5,228)	4,085
Loss on disposal of property, plant
and equipment	179	1,455
Excess tax benefit from stock-based compensation	(3,579)	(1,753)
Stock based compensation expense	4,391	2,750
Changes in operating assets and liabilities:
Receivables	(70,212)	(91,241)
Inventories	(18,100)	(31,582)
Accounts payable and accrued expenses	19,642	74,179
Other assets and prepaid expenses	(5,781)	3,224
Other liabilities	3,231	(565)
Net cash provided by operating activities	88,767	104,526

Cash flows from investing activities:
Additions to property, plant and equipment, net	(24,956)	(45,632)
Net cash used in investing activities	(24,956)	(45,632)

Cash flows from financing activities:
Payments on revolving line of credit	(370,213)	(388,294)
Proceeds from revolving line of credit	346,702	348,173
Repayment on bridge loan	-	(1,400,000)
Proceeds from issuance of senior notes	-	1,387,200
Net change in asset securitization borrowings	(60,000)	-
Payments on term loans and other debt	(82)	(29,485)
Excess tax benefit from stock-based compensation	3,579	1,753
Change in outstanding checks in excess of cash	(9,298)	(38,289)
Proceeds from stock option exercises	14,433	6,279
Net cash used in financing
activities	(74,879)	(112,663)
Effect of exchange rate changes on
cash and cash equivalents	1,174	1,358
Net change in cash	(9,894)	(52,411)
Cash, beginning of period	63,492	134,585
Cash, end of period	$53,598	82,174

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

      1.   Interim reporting

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto, and the Company's description of critical accounting policies, included in the Company's 2006 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

      The Company reclassified certain prior period amounts to conform to current presentation.

      2.    New Pronouncements

      In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109," which clarifies the accounting for uncertainty in income taxes.  FIN 48 prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company adopted the provisions of FIN 48 on January 1, 2007. Upon adoption, the Company recognized no change to opening retained earnings.

      In September 2006, FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157 ("SFAS No. 157"), "Fair Value Measurements."  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements.  SFAS No. 157 requires companies to disclose the fair value of financial instruments according to a fair value hierarchy.  Additionally, companies are required to provide certain disclosures regarding instruments within the hierarchy, including a reconciliation of the beginning and ending balances for each major category of assets and liabilities.  SFAS No. 157 is effective for the Company's fiscal year beginning January 1, 2008.  The Company is currently evaluating the impact of SFAS No. 157 on its consolidated financial statements.

      In September 2006, FASB issued SFAS No. 158, ("SFAS No. 158") "Employers' Accounting for Defined Benefit Pension and Other Post Retirement Plans- an amendment of FASB Statements No. 87, 88, 106 and 132(R)."The Company adopted all provisions of SFAS No. 158 as of December 31, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company does not believe the adoption of the measurement provisions of SFAS No. 158 will have a material impact on its consolidated financial statements.

In February 2007, FASB issued SFAS No. 159 ("SFAS No. 159"), "The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115."  SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value.  The objective of SFAS No. 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS No. 159, a company may elect to use fair value to measure eligible items at a specified election date and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments.  If elected, SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing whether fair value accounting is appropriate for any eligible items and has not estimated the impact, if any, on its consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

3. Receivables
Receivables are as follows:
	March 31, 2007	December 31, 2006

Customers, trade	$1,011,477	932,022
Other	34,095	47,798
	1,045,572	979,820
Less allowance for discounts, returns, claims
and doubtful accounts	96,805	103,614

Net receivables	$948,767	876,206

4. Inventories
	March 31, 2007	December 31, 2006
The components of inventories are as follows:

Finished goods	$811,133	806,463
Work in process	103,443	95,746
Raw materials	330,497	323,665

Total inventories	$1,245,073	1,225,874

      5.   Intangible assets and goodwill

      The components of intangible assets are as follows:

Goodwill:
	Mohawk	Dal-Tile	Unilin	Total
Balance as of January 1, 2007	$199,132	1,182,790	1,317,717	2,699,639
Goodwill recognized during the period (1)	-	(700)	-	(700)
Effect of translation during the period	-	-	11,882	11,882
Balance as of March 31, 2007	$199,132	1,182,090	1,329,599	2,710,821

(1) The Company reversed certain pre-acquisition tax liabilities in the Dal-Tile segment.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Intangible Assets:
	Mohawk	Dal-Tile	Unilin	Total
Indefinite Life Assets not subject to amortization:
Balance as of January 1, 2007, net	$125,580	146,700	390,034	662,314
Effect of translation during period	-	-	4,637	4,637
Balance as of March 31, 2007	$125,580	146,700	394,671	666,951

Intangible Assets subject to amortization:
Balance as of January 1, 2007, net	$42,072	1,004	474,704	517,780
Amortization during period	(861)	(237)	(21,600)	(22,698)
Effect of translation during period	-	-	4,593	4,593
Balance as of March 31, 2007	$41,211	767	457,697	499,675

      Amortization for the three month period ended:

	March 31, 2007	April 1,2006
Amortization Expense:
Aggregate Amortization Expense	$22,698	19,535

6. Accounts payable and accrued expenses

	March 31, 2007	December 31, 2006
Accounts payable and accrued expenses are as follows:

Outstanding checks in excess of cash	$58,841	68,139
Accounts payable, trade	421,045	371,538
Accrued expenses	267,749	297,511
Income taxes payable	69,710	125,046
Deferred tax liability	4,115	4,565
Accrued compensation	161,076	152,830

Total accounts payable and accrued expenses	$982,536	1,019,629

      7.   Product Warranties

      The Company warrants certain qualitative attributes of its products for up to 33 years. The Company records a liability for estimated warranty and related costs, based on historical experience and periodically adjusts these liabilities to reflect actual experience. The warranty obligation is as follows:

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2007	April 1, 2006

Balance at beginning of period	$30,712	25,988
Warranty claims paid	(15,812)	(12,976)
Warranty expense	15,122	12,226
Balance at end of period	$30,022	25,238

      8.  Comprehensive income

	Three Months Ended
	March 31, 2007	April 1, 2006

Net earnings	$90,378	79,121
Other comprehensive income:
Foreign currency translation	22,586	43,372
Unrealized (loss) gain on derivative
instruments, net of income taxes	1,590	(1,958)
Comprehensive income	$114,554	120,535

      9.  Stock compensation

      The Company accounts for its stock-based compensation plans in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) ("SFAS No. 123R") "Share-Based Payment." Under SFAS No. 123R, all stock based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense in the statement of earnings over the requisite service period.

      Under the Company's 2002 Long-Term Incentive Plan ("Plan"), the Company's principal stock compensation plan, stock options and other types of awards, as defined under the Plan, may be granted to directors and key employees through 2012 to purchase a maximum of 3,200 shares of common stock. Option awards, restricted stock and restricted stock units ("RSU's") are generally granted with an exercise price equal to the market price of the Company's common stock on the date of the grant. These awards generally vest between three and five years and have a 10-year contractual term.

      The Company granted 64 and 144 options for the three months ended March 31, 2007 and April 1, 2006, respectively. The weighted-average grant-date fair value of stock options granted to employees during the three months ended March 31, 2007 and April 1, 2006 was $33.68 and $33.90, respectively per share.  The Company recognized stock based compensation costs related to stock options of $2,439 ($1,545 net of taxes) and $2,750 ($1,742 net of taxes), which have been allocated to selling, general and administrative expenses, for the three months ended March 31, 2007 and April 1, 2006, respectively. Pre-tax unrecognized compensation expense for stock options granted to employees and outside directors, net of estimated forfeitures, was $18,140 as of March 31, 2007, and will be recognized as expense over a weighted-average period of approximately 2.4 years.  Restricted stock awards granted and the related compensation expense was not significant for the three months ended March 31, 2007 and April 1, 2006.

The fair value of the option award is estimated on the date of grant using the Black-Scholes-Merton valuation model that uses the assumptions noted in the following table. Expected volatility is based on the historical volatility of the Company's common stock. The Company uses historical data to estimate option exercise and forfeiture rates within the valuation model.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

      The Company granted RSU's under the Plan during the first quarter of 2007. The Company granted 142 RSU's at a weighted-average grant-date fair value of $93.65 per unit.  Upon vesting it is the Company's intent to convert each RSU into an equivalent share of the Company's common stock. The Company recognized stock based compensation costs related to the issuance of RSU's of $1,952 ($1,240 net of taxes) for the three months ended March 31, 2007, which have been allocated to selling, general and administrative expenses. The Company recognized no stock based compensation cost related to RSU's for the three months ended April 1, 2006. Pre-tax unrecognized compensation expense for unvested RSU's granted to employees, net of estimated forfeitures, was $9,757 as of March 31, 2007, and will be recognized as expense over a weighted average period of approximately 4 years.

      10.  Earnings per share

      The Company applies the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share," which requires companies to present basic EPS and diluted EPS.  Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

      Dilutive common stock options and RSU's are included in the diluted EPS calculation using the treasury stock method.  Excluded from the computation of diluted earnings per share are stock options and RSU's of 1,035 and 1,048 shares because their effect would have been anti-dilutive for the three month period ended March 31, 2007 and April 1, 2006, respectively.

	Three Months Ended
	March 31, 2007	April 1, 2006

Net earnings	$90,378	79,121

Weighted-average common and dilutive potential
common shares outstanding:
Weighted-average common shares outstanding	67,906	67,564
Add weighted-average dilutive potential common shares
- options and RSU's to purchase common shares, net	349	515
Weighted-average common and dilutive potential
common shares outstanding	68,255	68,079

Basic earnings per share	$1.33	1.17

Diluted earnings per share	$1.32	1.16

      11.  Supplemental Condensed Consolidated Statements of Cash Flows Information

	Three Months Ended
	March 31, 2007	April 1, 2006
Net cash paid during the period for:
Interest	$50,650	28,086
Income taxes	$53,282	5,990

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

      12.  Segment reporting

      The Company has three reporting segments, the Mohawk segment, the Dal-Tile segment and the Unilin segment. The Mohawk segment manufactures, markets and distributes its product lines, which include carpet, rugs, pad, ceramic tile, hardwood, resilient and laminate, through its network of approximately 50 regional distribution centers and satellite warehouses using company-operated trucks, common carrier or rail transportation. The segment product lines are purchased by floor covering retailers, home centers, mass merchandisers, department stores, independent distributors, commercial dealers and commercial end users. The Dal-Tile segment manufactures, markets and distributes its product lines, which include ceramic tile, porcelain tile and stone products, through its network of regional distribution centers and approximately 260 company-operated sales service centers using company-operated trucks, common carriers or rail transportation. The segment product lines are purchased by floor covering retailers, home centers, independent distributors, tile specialty dealers, tile contractors, and commercial end users. The Unilin segment manufactures, markets and distributes its product lines, which include laminate flooring, insulated roofing and other wood-based panels through independent retailers, home centers, independent distributors, contractors, and commercial users. The business is organized to address the specific customer needs of each distribution channel.

      The accounting policies for each reporting segment are consistent with the Company's policies described in the footnotes to the consolidated financial statements included in the Company's 2006 Annual Report filed on Form 10-K. Amounts disclosed for each segment are prior to any elimination or consolidation entries. Corporate general and administrative expenses attributable to each segment are estimated and allocated accordingly. Segment performance is evaluated based on operating income.

Segment information is as follows:	Three Months Ended
	March 31, 2007	April 1, 2006
Net sales:
Mohawk	$1,047,661	1,150,546
Dal-Tile	466,961	473,910
Unilin	352,096	302,630
Intersegment net sales	(2,855)	(1,980)
	$1,863,863	1,925,106
Operating income:
Mohawk	$48,445	65,613
Dal-Tile	64,395	69,602
Unilin	60,499	40,019
Corporate and Eliminations	(2,762)	(11,333)
	$170,577	163,901

	As of
	March 31, 2007	December 31, 2006
Assets:
Mohawk	$2,470,812	2,462,420
Dal-Tile	2,279,739	2,257,107
Unilin	3,332,481	3,302,195
Corporate and Eliminations	232,252	156,672
	$8,315,284	8,178,394

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

      13.  Employee Benefit Plans

     The Company has various pension plans covering employees in Belgium, France and the Netherlands (the "Non-U.S. Plans") that it acquired with the acquisition of Unilin Holding NV in October 2005.  Benefits under the Non-U.S. Plans depend on compensation and years of service.  The Non-U.S. Plans are funded in accordance with local regulations.

Pension expense for the Non-U.S. Plans includes the following components for the three months ended:

	Non-U.S. Plans
	March 31, 2007	April 1, 2006

Service cost of benefits earned	$449	402
Interest cost on projected benefit obligation	217	208
Estimated return on plan assets	(174)	(158)
Net pension expense	$492	452

The Company terminated its non-contributory defined benefit plan in October 2006, and the obligation of $28,472 is expected to be substantially paid by the end of 2007.

      14.  Income Taxes

     The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109," on January 1, 2007. Upon adoption the Company recognized no change to opening retained earnings. The Company's total balance of unrecognized tax benefits as of January 1, 2007 is approximately $156,018, excluding any accruals for interest and penalties. Included in the balance as of January 1, 2007 is approximately $34,151 for uncertain tax positions that, if recognized, would affect the Company's overall effective tax rate.

     The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of its income tax provision. As of January 1, 2007, the Company had approximately $47,972 accrued for the payment of interest and penalties, which does not include the federal tax benefit of interest deductions, where applicable.

     The Company files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 1999.  The Company is protesting through the IRS Appeals division the timing and deductibility of certain contingent liabilities related to the audit of its 1999 - 2001 tax years.  In connection with its protest the Company paid a $35,844 cash bond to the IRS; by the end of 2007 it is possible that an additional payment of approximately $13,221 will be made. In addition, the Company expects that the balance of unrecognized tax benefits could decrease for individual matters that aggregate to $67,300 by the end of the year due to settlements or statutory expirations in various tax jurisdictions.

     The Company is also under examination for tax years 2002-2003 with the IRS and in various state and foreign jurisdictions for which the anticipated adjustments would not result in a significant change to the total amount of unrecognized tax benefits.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

     15.  Commitments, Contingencies and Other

      The Company is involved in litigation from time to time in the regular course of its business. Except as noted below, there are no other significant legal proceedings pending or known to be contemplated to which the Company is a party or to which any of its property is subject.

      In Shirley Williams et al. v. Mohawk Industries, Inc., four plaintiffs filed a putative class action lawsuit in January 2004 in the United States District Court for the Northern District of Georgia, alleging that they are former and current employees of the Company and that the actions and conduct of the Company, including the employment of persons who are not authorized to work in the United States, have damaged them and the other members of the putative class by suppressing the wages of the Company's hourly employees in Georgia.  The plaintiffs seek a variety of relief, including (a) treble damages; (b) return of any allegedly unlawful profits; and (c) attorney's fees and costs of litigation.  In February 2004, the Company filed a Motion to Dismiss the Complaint, which was denied by the District Court in April 2004.  Following appellate review, the case has been returned to the District Court and discovery is proceeding. The Company will continue to vigorously defend itself against this action.

     In an internal review, the Company discovered that it had exchanged employee compensation information with its competitors while gathering market data. The Company discontinued this activity and voluntarily disclosed the practice to the Department of Justice. No claim has been asserted.

The Company believes that adequate provisions for resolution of all contingencies, claims and pending litigation have been made for probable losses and that the ultimate outcome of these actions will not have a material adverse effect on its financial condition but could have a material effect on its results of operations in a given quarter or annual period.

      The Company has received partial refunds from the United States government in reference to settling custom disputes dating back to 1982.  As of March 31, 2007, the Company has received partial refunds totaling $28,558 ($18,056 net of taxes), which has been recorded in other income (expense).  During the three months ended March 31, 2007, the Company recorded a net gain of $9,122 ($5,792 net of taxes) in other income (expense). Additional future recoveries will be recorded when realized.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      The Company is a leading producer of floor covering products for residential and commercial applications in the United States and Europe with net sales in 2006 in excess of $7.9 billion. The Company is a leading manufacturer, marketer and distributor of carpet, rugs, ceramic tile and natural stone, in the United States and a leading manufacturer, marketer and distributor of laminate flooring in the United States and Europe.

      The Company has three reporting segments, the Mohawk segment, the Dal-Tile segment and the Unilin segment. The Mohawk segment manufactures, markets and distributes its product lines, which include carpet, rugs, pad, ceramic tile, hardwood, resilient and laminate, through its network of approximately 50 regional distribution centers and satellite warehouses using company-operated trucks, common carrier or rail transportation. The segment product lines are purchased by floor covering retailers, home centers, mass merchandisers, department stores, independent distributors, commercial dealers and commercial end users. The Dal-Tile segment manufactures, markets and distributes its product lines, which include ceramic tile, porcelain tile and stone products, through its network of regional distribution centers and approximately 260 company-operated sales service centers using company-operated trucks, common carriers or rail transportation. The segment product lines are purchased by floor covering retailers, home centers, independent distributors, tile specialty dealers, tile contractors, and commercial end users. The Unilin segment manufactures, markets and distributes its product lines, which include laminate flooring, insulated roofing and other wood-based panels through independent retailers, home centers, independent distributors, contractors, and commercial users. The business is organized to address the specific customer needs of each distribution channel.

      The Company reported net earnings of $90.4 million or diluted earnings per share ("EPS") of $1.32, up for the first quarter of 2007 compared to net earnings of $79.1 million or $1.16 EPS for the first quarter of 2006. The increase in EPS resulted primarily from growth in the Unilin segment offset by a decline in the U.S. housing industry, which impacted the Company's new construction and residential replacement channels.

Results of Operations

Quarter Ended March 31, 2007, as Compared with Quarter Ended April 1, 2006

     Net sales for the quarter ended March 31, 2007 were $1,863.9 million, reflecting a decrease of $61.2 million, or approximately 3.2%, from the $1,925.1 million reported for the quarter ended April 1, 2006. The decrease in net sales is primarily attributable to a decline in the U.S. housing, industry which impacted the Company's new construction and residential replacement channels, partially offset by strong growth within the European laminate market.

     The Mohawk segment recorded net sales of $1,047.7 million in the current quarter compared to $1,150.5 million in the first quarter of 2006, representing a decrease of $102.8 million or approximately 8.9%. The decrease was primarily attributable to a decline in the U.S. housing industry, which impacted the Company's new construction and residential replacement channels, partially offset by internal growth within the commercial sales channel.

     The Dal-Tile segment recorded net sales of $467.0 million in the current quarter, reflecting a decrease of $6.9 million, or approximately 1.5%, from the $473.9 million reported in the first quarter of 2006. The decrease was primarily attributable to a decline in the U.S. housing industry, which impacted the new residential home construction sales within the U.S., partially offset by improved commercial sales.

     The Unilin segment recorded net sales of $352.1 million in the current quarter compared to $302.6 million in the first quarter of 2006, representing an increase of $49.5 million or approximately 16.4%.  The increase in sales is primarily due to strong growth within the European operations due to increases in volume and prices (9.4%) and the favorable impact of foreign exchange rates (7%) when compared to the three months ended April 1, 2006.

     Gross profit for the first quarter of 2007 was $523.4 million (28.1% of net sales) and represented an increase of $7.1 million from gross profit of $516.3 million (26.8% of net sales) for the prior year's first quarter. Gross profit as a percentage of net sales in the current quarter was favorably impacted by changes in volume and prices and lower raw material prices within the Unilin segment, partially offset by increased manufacturing costs due to lower production volume within the Mohawk and Dal-Tile segments.

     Selling, general and administrative expenses for the first quarter of 2007 were $352.9 million (18.9% of net sales) compared to $352.4 million (18.3% of net sales) for the prior year's first quarter. The increase in the selling, general and administrative expenses as a percentage of net sales is primarily attributable to lower sales in proportion to selling, general and administrative expenses, and higher amortization expense, which resulted from the Unilin acquisition.

     Operating income for the first quarter of 2007 was $170.6 million (9.2% of net sales) compared to $163.9 million (8.5% of net sales) in the first quarter of 2006.  Operating income as a percentage of net sales in the first quarter was favorably impacted by increased volume and selling prices within the laminate business, offset by declining sales within the new construction and residential replacement channels within the soft surface and other hard surface businesses and higher amortization expense as a result of the Unilin acquisition. Operating income attributable to the Mohawk segment was $48.4 million (4.6% of segment net sales) in the first quarter of 2007 compared to $65.6 million (5.7% of segment net sales) in the first quarter of 2006. Operating income as a percentage of net sales in the current quarter was unfavorably impacted by a decline in new construction and residential replacement business and higher operating expenses in proportion to total net sales. Operating income attributable to the Dal-Tile segment was $64.4 million (13.8% of segment net sales) in the first quarter of 2007 compared to $69.6 million (14.7% of segment net sales) for the first quarter of 2006. The decrease in operating income was primarily attributable to increased operating expenses. Operating income attributable to the Unilin segment was $60.5 million (17.2% of segment net sales) in the first quarter of 2007 compared to $40.0 million (13.2% of segment net sales) for the first quarter of 2006. Operating income was favorably impacted by increased selling prices and sales volume, and changes in foreign exchange rates.  The Unilin segment operating income was favorably impacted by exchange rates by approximately $3.0 million when comparing the first quarter 2007 to first quarter 2006 using a constant exchange rate.

     Interest expense for the first quarter of 2007 was $41.6 million compared to $40.3 million in the first quarter of 2006.  The increase in interest expense was primarily attributable to higher interest rates.

     Income tax expense was $43.5 million, or 32.5% of earnings before income taxes for the first quarter of 2007 compared to $41.7 million, or 34.5% of earnings before income taxes for the prior year's first quarter. The decrease in the tax rate is due to change in mix of income from foreign operations. The Company adopted the provisions of FIN 48 on January 1, 2007. Upon adoption, the Company recognized no change to opening retained earnings.

Liquidity and Capital Resources

      The Company's primary capital requirements are for working capital, capital expenditures and acquisitions. The Company's capital needs are met primarily through a combination of internally generated funds, bank credit lines, term and senior notes, the sale of trade receivables and credit terms from suppliers.

     Cash flows generated by operations for the first three months of 2007 were $88.8 million compared to $104.5 million for the first three months of 2006. The decrease in operating cash flows is primarily attributable to timing of accounts payables and accruals offset by net earnings and depreciation and amortization increases.

     Net cash used in investing activities for the first three months of 2007 was $25.0 million compared to $45.6 million for the first three months of 2006.  The decrease is primarily attributable to lower capital spending. Capital spending during the remainder of 2007 for the Mohawk, Dal-Tile and Unilin segments combined, excluding acquisitions, is expected to be approximately $225 to $250 million, and will be used primarily to purchase equipment and add manufacturing capacity.

     Net cash used in financing activities for the first three months of 2007 was $74.9 million compared to net cash used in financing activities of $112.7 million for the same period in 2006. Cash used in financing decreased during the first three months of 2007 as compared to the same period in 2006. This decrease was primarily attributable to a decrease in outstanding checks, which represent trade payables that have not yet cleared the bank and increased proceeds from the exercise of stock options.

      At March 31, 2007, a total of approximately $476.0 million was available under the Company's revolving credit facility.  The amount used under the revolving credit facility at March 31, 2007 was $274.0 million.  The amount used under the revolving credit facility is composed of $177.1 million borrowings, $55.6 million standby letters of credit guaranteeing the Company's industrial revenue bonds and $41.3 million standby letters of credit related to various insurance contracts and foreign vendor commitments.

      The Company has an on-balance sheet trade accounts receivable securitization agreement ("Securitization Facility"). The Securitization Facility allows the Company to borrow up to $350 million based on available accounts receivable. At March 31, 2007, the Company had approximately $130.0 million outstanding secured by trade receivables.

      During April 2007, the Company repaid its $300.0 million aggregate principal amount of its senior 6.5% notes. The Company used $220.0 and $80.0 million of its availability under its Securitization Facility and its revolving credit facility, respectively, to repay the 6.5% notes.

Contractual Obligations

      As of March 31, 2007, the Company's contractual obligations have increased by approximately $207.5 million related to the inclusion of accrued income tax liabilities in the table.  For 2007 the liability increased by $88.8 million for income tax liabilities expected to be settled within the current fiscal year.  With respect to the remaining liability of $118.7 million, the Company cannot reasonably estimate the timing of cash settlement with respective taxing authorities and accordingly has not included the amounts in the contractual obligation table. There have been no further significant changes to the Company's contractual obligations as disclosed in the Company's 2006 Annual Report filed on Form 10-K.

Critical Accounting Policies and Estimates

      Except for the income tax policy, there have been no significant changes to the Company's critical accounting policies and estimates during the period. The Company's critical accounting policies and estimates are described in its 2006 Annual Report filed on Form 10-K. The methodology applied to management's estimate for income taxes has changed due to the January 1, 2007, adoption of FASB interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109," which clarifies the accounting for uncertainty in income taxes.  For additional information regarding the adoption of FIN 48, see Note 14 of Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Recent Accounting Pronouncements

      In July 2006, FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109," which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company adopted the provisions of FIN 48 on January 1, 2007. Upon adoption, the Company recognized no change to opening retained earnings.

      In September 2006, FASB issued SFAS No. 157, "Fair Value Measurements."  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements.  SFAS No. 157 requires companies to disclose the fair value of financial instruments according to a fair value hierarchy.  Additionally, companies are required to provide certain disclosures regarding instruments within the hierarchy, including a reconciliation of the beginning and ending balances for each major category of assets and liabilities.  SFAS No. 157 is effective for the Company's fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 on its consolidated financial statements.

      In September 2006, FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Post Retirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132(R)." The Company adopted all provisions of SFAS No. 158 as of December 31, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company does not believe the adoption of the measurement provisions of SFAS no. 158 will have a material impact on its consolidated financial statements.

      In February 2007, FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115."   SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value.  The objective of SFAS No. 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS No. 159, a company may elect to use fair value to measure eligible items at a specified election date and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments.  If elected, SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company is currently assessing whether fair value accounting is appropriate for any eligible items and has not estimated the impact, if any, on its consolidated financial statements.

 Impact of Inflation

     Inflation affects the Company's manufacturing costs, distribution costs and operating expenses. The carpet, tile and laminate industry have experienced significant inflation in the prices of raw materials and fuel-related costs beginning in the first quarter of 2004. For the period from 1999 through the beginning of 2004, the carpet and tile industry experienced moderate inflation in the prices of raw materials and fuel-related costs. In the past, the Company has generally been able to pass along these price increases to its customers and has been able to enhance productivity to help offset increases in costs resulting from inflation in its operations.

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

Forward-Looking Information

      Certain of the statements in this Form 10-Q, particularly those anticipating future performance, business prospects, growth and operating strategies, proposed acquisitions, and similar matters, and those that include the words "believes," "anticipates," "forecast," "estimates" or similar expressions constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  For those statements, Mohawk claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. There can be no assurance that the forward-looking statements will be accurate because they are based on many assumptions, which involve risks and uncertainties. The following important factors could cause future results to differ: changes in industry conditions; competition; raw material prices; energy costs; timing and level of capital expenditures; integration of acquisitions; introduction of new products; rationalization of operations; litigation; and other risks identified in Mohawk's SEC reports and public announcements.

 Item 3. Quantitative and Qualitative Disclosures About Market Risk

      The Company's exposures to market risk have not changed significantly since December 31, 2006.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      The Company is involved in litigation from time to time in the regular course of its business. Except as noted below, there are no other significant legal proceedings pending or known to be contemplated to which the Company is a party or to which any of its property is subject.

      In Shirley Williams et al. v. Mohawk Industries, Inc., four plaintiffs filed a putative class action lawsuit in January 2004 in the United States District Court for the Northern District of Georgia, alleging that they are former and current employees of the Company and that the actions and conduct of the Company, including the employment of persons who are not authorized to work in the United States, have damaged them and the other members of the putative class by suppressing the wages of the Company's hourly employees in Georgia.  The plaintiffs seek a variety of relief, including (a) treble damages; (b) return of any allegedly unlawful profits; and (c) attorney's fees and costs of litigation.  In February 2004, the Company filed a Motion to Dismiss the Complaint, which was denied by the District Court in April 2004.  Following appellate review, the case has been returned to the District Court and discovery is proceeding. The Company will continue to vigorously defend itself against this action.

     In an internal review, the Company discovered that it had exchanged employee compensation information with its competitors while gathering market data. The Company discontinued this activity and voluntarily disclosed the practice to the Department of Justice. No claim has been asserted.

     The Company believes that adequate provisions for resolution of all contingencies, claims and pending litigation have been made for probable losses and that the ultimate outcome of these actions will not have a material adverse effect on its financial condition but could have a material effect on its results of operations in a given quarter or annual period.

    Item 1A. Risk Factors

     There have been no significant changes to the Company's risk factors as disclosed in the Company's 2006 Annual Report filed on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     The Company made no equity repurchases during the three months ended March 31, 2007.

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

                                                                                          MOHAWK INDUSTRIES, INC.

Dated: May 10, 2007                                                     By: /s/ Jeffrey S. Lorberbaum
                                                                                           JEFFREY S. LORBERBAUM, Chairman, President and
                                                                                           Chief Executive Officer (principal executive officer)

Dated: May 10, 2007                                                      By: /s/ Frank H. Boykin
                                                                                             FRANK H. BOYKIN, Chief Financial Officer,
                                                                                            (principal financial officer)

