Form 10-Q
period 2007-08-01
MOHAWK INDUSTRIES INC
filed 2007-08-01
CIK 851968

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q

[Mark One]

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

      The number of shares outstanding of the issuer's classes of common stock as of July 30, 2007, the latest practicable date, is as follows: 68,258,567 shares of Common Stock, $.01 par value.

MOHAWK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
(In thousands)

	June 30, 2007	December 31, 2006
	Unaudited

Current assets:

Cash and cash equivalents	$57,763	63,492

Receivables	968,103	876,206

Inventories	1,229,326	1,225,874

Prepaid expenses	121,625	114,088

Deferred income taxes	173,252	99,251
Total current assets	2,550,069	2,378,911

Property, plant and equipment, at cost	3,121,161	3,068,522
Less accumulated depreciation and
amortization	1,262,879	1,180,434

Net property, plant and equipment	1,858,282	1,888,088

Goodwill	2,719,724	2,699,639

Tradenames	672,186	662,314

Other intangible assets	481,575	517,780

Other assets	27,972	31,662

	$8,309,808	8,178,394

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY
(In thousands, except per share data)

	June 30, 2007	December 31, 2006
	Unaudited

Current liabilities:

Current portion of long-term debt	$364,114	576,134
Accounts payable and accrued expenses	1,031,237	1,019,629
Total current liabilities	1,395,351	1,595,763

Deferred income taxes	619,488	628,311
Long-term debt, less current portion	2,137,349	2,207,547
Other long-term liabilities	148,790	31,510
Total liabilities	4,300,978	4,463,131

Stockholders' equity:
Preferred stock, $.01 par value; 60 shares
authorized; no shares issued	-	-
Common stock, $.01 par value; 150,000 shares
authorized; 79,296 and 78,816 shares issued
in 2007 and 2006, respectively	793	788
Additional paid-in capital	1,191,492	1,152,420
Retained earnings	2,961,175	2,755,529
Accumulated other comprehensive income, net	179,086	130,372
	4,332,546	4,039,109
Less treasury stock at cost; 11,046 and 11,051
shares in 2007 and 2006, respectively	323,716	323,846
Total stockholders' equity	4,008,830	3,715,263

	$8,309,808	8,178,394

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	June 30, 2007	July 1, 2006

Net sales	$1,977,210	2,058,123

Cost of sales	1,420,512	1,465,745
Gross profit	556,698	592,378

Selling, general and administrative expenses	358,450	369,333
Operating income	198,248	223,045

Other expense (income):
Interest expense	39,138	46,123
Other expense	3,439	4,545
Other income	(6,190)	(947)
U.S. Customs refund, net	(32)	(6,232)
	36,355	43,489

Earnings before income taxes	161,893	179,556

Income taxes	46,625	60,043

Net earnings	$115,268	119,513

Basic earnings per share	$1.69	1.77

Weighted-average common shares outstanding	68,167	67,693

Diluted earnings per share	$1.68	1.76

Weighted-average common and dilutive potential
common shares outstanding	68,533	68,067

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)
(Unaudited)

	Six Months Ended
	June 30, 2007	July 1, 2006

Net sales	$3,841,073	3,983,229

Cost of sales	2,760,935	2,874,507
Gross profit	1,080,138	1,108,722

Selling, general and administrative expenses	711,313	721,776
Operating income	368,825	386,946

Other expense (income):
Interest expense	80,717	86,458
Other expense	8,853	8,371
Other income	(7,377)	(2,046)
U.S. Customs refund, net	(9,154)	(6,232)
	73,039	86,551

Earnings before income taxes	295,786	300,395

Income taxes	90,140	101,761

Net earnings	$205,646	198,634

Basic earnings per share	$3.02	2.94

Weighted-average common shares outstanding	68,037	67,629

Diluted earnings per share	$3.01	2.92
Weighted-average common and dilutive potential
common shares outstanding	68,394	68,073

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Six Months Ended
	June 30, 2007	July 1, 2006
Cash flows from operating activities:
Net earnings	$205,646	198,634
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Depreciation and amortization	149,228	134,634
Deferred income taxes	(11,940)	(15,504)
Loss on disposal of property, plant
and equipment	943	4,224
Excess tax benefit from stock-based compensation	(5,884)	(2,366)
Stock based compensation expense	7,564	6,109
Changes in operating assets and liabilities,
net of effects of acquisition:
Receivables	(87,477)	(92,332)
Inventories	(1,095)	(55,755)
Accounts payable and accrued expenses	65,486	167,049
Other assets and prepaid expenses	(4,687)	(3,476)
Other liabilities	(3,332)	1,490
Net cash provided by operating activities	314,452	342,707

Cash flows from investing activities:
Additions to property, plant and equipment, net	(60,384)	(82,659)
Acquisitions	-	(73,242)
Net cash used in investing activities	(60,384)	(155,901)

Cash flows from financing activities:
Payments on revolving line of credit	(928,482)	(841,214)
Proceeds from revolving line of credit	857,398	700,526
Repayment on bridge loan	-	(1,400,000)
Proceeds from issuance of senior notes	-	1,386,841
Net change in asset securitization borrowings	80,000	130,000
Payments on senior notes and term loan	(300,127)	(189,220)
Payments of other debt	(40)	(30,192)
Excess tax benefit from stock-based compensation	5,884	2,366
Change in outstanding checks in excess of cash	(5,820)	(18,649)
Proceeds from stock option exercises	25,382	7,638
Net cash used in financing activities	(265,805)	(251,904)
Effect of exchange rate changes on
cash and cash equivalents	6,008	3,911
Net change in cash	(5,729)	(61,187)
Cash, beginning of period	63,492	134,585
Cash, end of period	$57,763	73,398

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

      In September 2006, FASB issued SFAS No. 158, ("SFAS No. 158") "Employers' Accounting for Defined Benefit Pension and Other Post Retirement Plans- an amendment of FASB Statements No. 87, 88, 106 and 132(R)". The Company adopted all provisions of SFAS No. 158 as of December 31, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company is currently evaluating the impact of the measurement date provisions of SFAS No. 158 on its consolidated financial statements.

      In February 2007, FASB issued SFAS No. 159 ("SFAS No. 159"), "The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115."  SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value.  The objective of SFAS No. 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS No. 159, a company may elect to use fair value to measure eligible items at a specified election date and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments.  If elected, SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing whether fair value accounting is appropriate for any eligible items and has not estimated the impact, if any, on the Company's financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)
(Unaudited)

3. Receivables
Receivables are as follows:
	June 30, 2007	December 31, 2006

Customers, trade	$1,028,026	932,022
Other	36,369	47,798
	1,064,395	979,820
Less allowance for discounts, returns, claims
and doubtful accounts	96,292	103,614

Net receivables	$968,103	876,206

4. Inventories
The components of inventories are as follows:
	June 30, 2007	December 31, 2006

Finished goods	$802,239	806,463
Work in process	95,318	95,746
Raw materials	331,769	323,665

Total inventories	$1,229,326	1,225,874

5.   Intangible assets and goodwill

      The components of intangible assets are as follows:

Goodwill:
	Mohawk	Dal-Tile	Unilin	Total
Balance as of January 1, 2007	$199,132	1,182,790	1,317,717	2,699,639
Goodwill recognized during the period (1)	-	(700)	(4,473)	(5,173)
Effect of translation during the period	-	-	25,258	25,258
Balance as of June 30, 2007	$199,132	1,182,090	1,338,502	2,719,724

(1)     The Company reversed certain pre-acquisition tax liabilities in the Dal-Tile and Unilin segments.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)
(Unaudited)

Intangible assets:	Mohawk	Dal-Tile	Unilin	Total
Indefinite life assets not subject
to amortization:
Balance as of January 1, 2007, net	$125,580	146,700	390,034	662,314
Effect of translation during period	-	-	9,872	9,872
Balance as of June 30, 2007	$125,580	146,700	399,906	672,186

Intangible assets subject
to amortization:
Balance as of January 1, 2007, net	$42,072	1,004	474,704	517,780
Amortization during period	(1,756)	(408)	(43,905)	(46,069)
Effect of translation during period	-	-	9,864	9,864
Balance as of June 30, 2007	$40,316	596	440,663	481,575

Amortization expense:	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Amortization expense	$23,371	20,311	$46,069	39,813

6. Accounts payable and accrued expenses
Accounts payable and accrued expenses are as
follows:	June 30, 2007	December 31, 2006

Outstanding checks in excess of cash	$62,319	68,139
Accounts payable, trade	451,382	371,538
Accrued expenses	287,682	297,511
Income taxes payable	64,255	125,046
Deferred tax liability	6,756	4,565
Accrued compensation	158,843	152,830

Total accounts payable and accrued expenses	$1,031,237	1,019,629

7.   Product Warranties

      The Company warrants certain qualitative attributes of its products for up to 33 years. The Company records a provision for estimated warranty and related costs, based on historical experience and periodically adjusts these provisions to reflect actual experience. The warranty obligation is as follows:

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Balance at beginning of period	$30,022	25,238	$30,712	25,988
Warranty claims paid	(12,561)	(11,829)	(28,373)	(24,805)
Warranty expense	12,459	11,415	27,581	23,641
Balance at end of period	$29,920	24,824	$29,920	24,824

8.  Comprehensive income

      Comprehensive income is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Net earnings	$115,268	119,513	$205,646	198,634
Other comprehensive income:
Foreign currency translation	25,477	105,291	48,063	148,663
Unrealized (loss) gain on derivative
instruments, net of income taxes	(939)	(547)	651	(2,505)
Comprehensive income	$139,806	224,257	$254,360	344,792

9.  Stock compensation

      The Company accounts for its stock-based compensation plans in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) ("SFAS No. 123R") "Share-Based Payment". Under SFAS No. 123R, all stock based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense in the statement of earnings over the requisite service period.

      Under the Company's 2002 Long-Term Incentive Plan ("2002 Plan"), the Company's principal stock compensation plan prior to May 16, 2007, the Company reserved up to a maximum of 3,200 shares of common stock for issuance upon the grant or exercise of stock options, restricted stock, restricted stock units ("RSU's") and other types of awards, as defined under the 2002 Plan, to directors and key employees through 2012.  Option awards, restricted stock and RSU's are generally granted with an exercise price equal to the market price of the Company's common stock on the date of the grant. These awards generally vest between three and five years and have a 10-year contractual term.  On May 16, 2007, the Company's stockholders approved the 2007 Long-Term Incentive Plan ("2007 Plan"), which allows the Company to reserve up to a maximum of 3,200 shares of common stock for issuance upon the grant or exercise of awards under the 2007 Plan. As of June 30, 2007, there have been no shares issued under the 2007 Plan.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)
(Unaudited)

        The Company recognized stock based compensation costs related to stock options of $2,205 ($1,397 net of taxes) and  $4,644 ($2,942 net of taxes) which has been allocated to selling general and administrative expenses for the three and six months ended June 30, 2007, respectively.  The Company recognized $3,359 ($2,104 net of taxes) and $6,109 ($3,846 net of taxes) which has been allocated to selling, general and administrative expenses, for the three and six months ended July 1, 2006, respectively. Pre-tax unrecognized compensation expense for stock options granted to employees and outside directors, net of estimated forfeitures, was $15,954 as of June 30, 2007, and will be recognized as expense over a weighted-average period of approximately 2.2 years.  Restricted stock awards granted and the related compensation expense was not significant for the three and six months ended June 30, 2007 and July 1, 2006. The fair value of the option award is estimated on the date of grant using the Black-Scholes-Merton valuation model. Expected volatility is based on the historical volatility of the Company's common stock. The Company uses historical data to estimate option exercise and forfeiture rates within the valuation model.

      The Company recognized stock based compensation costs related to the issuance of RSU's of $837 ($527 net of taxes) and $2,789 ($1,767 net of taxes) for the three and six months ended June 30, 2007, respectively, which has been allocated to selling, general and administrative expenses.  Pre-tax unrecognized compensation expense for unvested RSU's granted to employees, net of estimated forfeitures, was $9,144 as of June 30, 2007, and will be recognized as expense over a weighted average period of approximately 3.3 years.

10.  Earnings per share

      The Company applies the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share," which requires companies to present basic EPS and diluted EPS.  Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Dilutive common stock options and RSU's are included in the diluted EPS calculation using the treasury stock method.  Excluded from the computation of diluted earnings per share are stock options and RSU's of 663 and 1,409 shares because their effect would have been anti-dilutive for the three month period ended June 30, 2007 and July 1, 2006, respectively, and 782 shares and 1,220 shares for the six month period ended June 30, 2007 and July 1, 2006, respectively.

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net earnings	$115,268	119,513	$205,646	198,634
Weighted-average common and dilutive
potential common shares outstanding:
Weighted-average common shares
outstanding	68,167	67,693	68,037	67,629
Add weighted-average dilutive
potential common shares - options and
RSU's to purchase common shares, net	366	374	357	444
Weighted-average common and dilutive
potential common shares outstanding	68,533	68,067	68,394	68,073

Basic earnings per share	$1.69	1.77	$3.02	2.94
Diluted earnings per share	$1.68	1.76	$3.01	2.92
12

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)
(Unaudited)

11.  Supplemental Condensed Consolidated Statements of Cash Flows Information

	Six Months Ended
	June 30, 2007	July 1, 2006
Net cash paid during the period for:
Interest	$83,406	67,800
Income taxes	$107,043	101,336

12.  Segment reporting

      The Company has three reporting segments, the Mohawk segment, the Dal-Tile segment and the Unilin segment. The Mohawk segment manufactures, markets and distributes its product lines, which include carpet, rugs, pad, ceramic tile, hardwood, resilient and laminate, through its network of approximately 50 regional distribution centers and satellite warehouses using company-operated trucks, common carrier or rail transportation. The segment product lines are sold through various selling channels, which include floor covering retailers, home centers, mass merchandisers, department stores, independent distributors, commercial dealers and commercial end users. The Dal-Tile segment manufactures, markets and distributes its product lines, which include ceramic tile, porcelain tile and stone products, through its network of regional distribution centers and approximately 265 company-operated sales service centers using company-operated trucks, common carriers or rail transportation. The segment product lines are purchased by floor covering retailers, home centers, independent distributors, tile specialty dealers, tile contractors, and commercial end users. The Unilin segment manufactures, markets and distributes its product lines, which include laminate flooring, insulated roofing and other wood-based panels through various selling channels, which include independent retailers, home centers, independent distributors, contractors, and commercial users.

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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)
(Unaudited)

Segment information is as follows:	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Net sales:
Mohawk	$1,113,412	1,241,992	$2,161,073	2,392,538
Dal-Tile	505,187	506,914	972,148	980,824
Unilin	363,531	313,765	715,627	616,395
Intersegment Sales	(4,920)	(4,548)	(7,775)	(6,528)
	$1,977,210	2,058,123	$3,841,073	3,983,229
Operating income:
Mohawk	59,730	98,993	108,175	164,606
Dal-Tile	69,353	74,042	133,748	143,644
Unilin	81,737	59,657	142,236	99,676
Corporate and Eliminations	(12,572)	(9,647)	(15,334)	(20,980)
	$198,248	223,045	$368,825	386,946

			As of
			June 30,	December 31,
Assets:			2007	2006
Mohawk			$2,448,907	2,462,420
Dal-Tile			2,297,745	2,257,107
Unilin			3,333,319	3,302,195
Corporate and Eliminations			229,837	156,672
			$8,309,808	8,178,394

13.  Employee Benefit Plans

     The Company has various pension plans covering employees in Belgium, France and the Netherlands (the "Non-U.S. Plans") that it acquired with the acquisition of Unilin Holding NV in October 2005.  Benefits under the Non-U.S. Plans depend on compensation and years of service.  The Non-U.S. Plans are funded in accordance with local regulations.  Pension expense for the Non-U.S. Plans includes the following components for the three and six months ended:

	Non-U.S. Plans
	Three months ended		Six months ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Service cost of benefits earned	$461	401	$910	803
Interest cost on projected benefit obligation	229	208	446	416
Estimated return on plan assets	(176)	(158)	(350)	(316)
Net pension expense	$514	451	$1,006	903

    The Company terminated its non-contributory defined benefit plan in October 2006 and the obligation of $28,472 is expected to be substantially paid by the end of 2007.  The Company expects to make cash contributions of $1,485 to its Non-U.S. Plans and $9,161 to its terminated non-contributory U.S. plan in 2007.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)
(Unaudited)

14.  Income Taxes

     The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109," on January 1, 2007. Upon adoption, the Company recognized no change to opening retained earnings. The Company's total balance of unrecognized tax benefits as of January 1, 2007 is approximately $156,018, excluding any accruals for interest and penalties.  Included in the balance as of January 1, 2007 is approximately $34,151 of uncertain tax positions that, if recognized, would affect the Company's overall effective tax rate. Through the six months ended June 30, 2007, there has not been any material change in the amount of unrecognized tax benefits.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of its income tax provision.  As of January 1, 2007, the Company had approximately $47,972 accrued for the payment of interest and penalties, which does not include the federal tax benefit of interest deductions, where applicable. Through the six months ended June 30, 2007 there has not been any material change in interest and penalties accrued to unrecognized tax benefits.

     The Company files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 1999. The Company is protesting through the IRS Appeals division the timing and deductibility of certain contingent liabilities related to the audit of its 1999 - 2001 tax years.  In connection with its protest, the Company paid a $35,844 cash bond to the IRS; by the end of 2007 it is reasonably possible that an additional payment of approximately $13,221 could be made. In addition, the Company believes is reasonably possible that the balance of unrecognized tax benefits could decrease to $64,800 by the end of the year for individual matters of lesser amounts due to settlements or statutory expirations in various tax jurisdictions.

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

     The Company believes that adequate provisions for resolution of all contingencies, claims and pending litigation have been made for probable losses and that the ultimate outcome of these actions will not have a material adverse effect on its financial condition but could have a material adverse effect on its results of operations in a given quarter or annual period.

      The Company has received partial refunds from the United States government in reference to settling custom disputes dating back to 1982.  The Company has received partial refunds totaling $28,590 ($18,076 net of taxes).  During the three and six months ended June 30, 2007, the Company recorded refunds of $32 ($20 net of taxes) and $9,154 ($5,812 net of taxes), respectively. The Company recorded $6,232 ($3,903 net of taxes) for both the three and six month periods ended July 1, 2006. Additional future recoveries will be recorded when realized.

On June 25, 2007, the Company entered into an asset purchase agreement with Columbia Forest Products for wood flooring plants and working capital. The assets include two pre-finished solid plants and one engineered wood plant in the U.S. and an engineered wood plant in Malaysia.  The transaction is expected to close during the third quarter of 2007.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      The Company is a leading producer of floor covering products for residential and commercial applications in the United States and Europe with net sales in 2006 in excess of $7.9 billion. The Company manufactures, markets and distributes carpet, rugs, ceramic tile and natural stone in the United States, roofing systems in Europe, and laminate flooring and wood based panels in the United States and Europe, through various selling channels.

      The Company has three reporting segments, the Mohawk segment, the Dal-Tile segment and the Unilin segment. The Mohawk segment manufactures, markets and distributes its product lines, which include carpet, rugs, pad, ceramic tile, hardwood, resilient and laminate, through its network of approximately 50 regional distribution centers and satellite warehouses using company-operated trucks, common carrier or rail transportation. The segment product lines are sold through various selling channels, which include floor covering retailers, home centers, mass merchandisers, department stores, independent distributors, commercial dealers and commercial end users. The Dal-Tile segment manufactures, markets and distributes its product lines, which include ceramic tile, porcelain tile and stone products, through its network of regional distribution centers and approximately 265 company-operated sales service centers using company-operated trucks, common carriers or rail transportation. The segment product lines are purchased by floor covering retailers, home centers, independent distributors, tile specialty dealers, tile contractors, and commercial end users. The Unilin segment manufactures, markets and distributes its product lines, which include laminate flooring, insulated roofing and other wood-based panels through various selling channels, which include independent retailers, home centers, independent distributors, contractors, and commercial users.

      The Company reported net earnings of $115.3 million or diluted earnings per share ("EPS") of $1.68, down for the second quarter of 2007 compared to net earnings of $119.5 million or $1.76 EPS for the second quarter of 2006. The decrease in EPS resulted primarily from lower sales volume in the Company's U.S. new construction and residential replacement channels, which the Company believes is primarily attributable to the slowing U.S. housing industry, partially offset by continued growth in the European product categories.

      The Company reported net earnings of $205.6 million or diluted EPS of $3.01 for the first half of 2007 compared to net earnings of $198.6 million or $2.92 EPS for the first half of 2006. The increase in EPS resulted primarily from the continued growth in the European product categories. The increase was offset by lower sales volume within the U.S. new construction and residential replacement channels, which the Company believes is attributable to the slowing U.S. housing industry.

Results of Operations

Quarter Ended June 30, 2007, as Compared with Quarter Ended July 1, 2006

      Net sales for the quarter ended June 30, 2007 were $1,977.2 million, reflecting a decrease of $80.9 million, or approximately 3.9%, from the $2,058.1 million reported in the quarter ended July 1, 2006. The decrease occurred in the Company's U.S. new construction and residential replacement channels, which the Company believes has been impacted by the slowing U.S. housing industry offset by stronger sales within the European product categories. The Mohawk segment recorded net sales of $1,113.4 million in the current quarter compared to $1,242.0 million in the second quarter of 2006, representing a decrease of $128.6 million or approximately 10.4%. The decrease primarily arose from lower demand in its residential channel which the Company believes was impacted by the slowing U.S. housing industry. The Dal-Tile segment recorded net sales of $505.2 million in the current quarter, reflecting a decrease of $1.7 million or approximately 0.3%, from the $506.9 million reported in the second quarter of 2006. The decrease occurred in its residential sales channel, which the Company believes was affected by the slowing U.S. housing industry. The Unilin segment recorded net sales of $363.5 million in the current quarter compared to $313.8 million in the second quarter of 2006, representing an increase of $49.7 million or approximately 15.8%. The increase in sales is primarily attributable to higher sales in Europe, an increase in selling prices, an increase in patent revenues, and a favorable Euro exchange rate.

      Gross profit for the second quarter of 2007 was $556.7 million (28.2% of net sales) and represented a decrease of $35.7 million from gross profit of $592.4 million (28.8% of net sales) for the prior year's second quarter. Gross profit as a percentage of net sales in the current quarter was unfavorably impacted by lower production volume and higher raw material costs in the U.S. partially offset by price increases and sales volume increases in Europe and an increase in patent revenues.

      Selling, general and administrative expenses for the second quarter of 2007 were $358.5 million (18.1% of net sales) compared to $369.3 million (17.9% of net sales) for the prior year's second quarter. The increase in the selling, general and administrative expenses as a percentage of net sales was primarily attributable to lower sales in proportion to selling, general and administrative expenses, and higher amortization expenses, which arose from the Unilin acquisition.

      Operating income for the second quarter of 2007 was $198.2 million (10.0% of net sales) compared to $223.0 million (10.8% of net sales) in the second quarter of 2006. Operating income as a percentage of net sales in the current quarter was unfavorably impacted by lower sales volume and mix, which the Company believes is primarily attributable to the slowing U.S. housing industry partially offset by higher sales in Europe. Operating income in the Mohawk segment was $59.7 million (5.4% of segment net sales) in the second quarter of 2007 compared to $99.0 million (8.0% of segment net sales) in the second quarter of 2006. Declining operating income as a percentage of net sales in the current quarter occurred in its residential and replacement channels, which the Company believes was primarily affected by the slowing U.S. housing industry, increased manufacturing costs resulting from lower production volume, and higher raw material costs. In the Dal-Tile segment, operating income was $69.4 million (13.7% of segment net sales) in the second quarter of 2007 compared to $74.0 million (14.6% of segment net sales) for the second quarter of 2006. Operating income as a percentage of net sales was unfavorably impacted by its residential channel, which the Company believes is primarily attributable to the slowing U.S. housing industry. Operating income in the Unilin segment was $81.7 million (22.5% of segment net sales) in the second quarter of 2007 compared to $59.7 million (19.0% of segment net sales) for the second quarter of 2006. Operating income as a percentage of net sales was favorably impacted by higher volume and selling prices, an increase in patent revenues and a favorable Euro exchange rate.

      Interest expense for the second quarter of 2007 was $39.1 million compared to $46.1 million in the second quarter of 2006. The decrease in interest expense was directly related to lower average debt levels in the current quarter when compared to the second quarter of 2006. This decrease was partially offset by higher interest rates in the second quarter of 2007.

      Income tax expense was $46.6 million, or 28.8% of earnings before income taxes for the second quarter of 2007 compared to $60.0 million or 33.4% of earnings before income taxes for the prior year's second quarter. The decrease in the tax rate is principally due to a change in U.S. and foreign income mix from operations.

Six Months Ended June 30, 2007, as Compared with Six Months Ended July 1, 2006

      Net sales for the first six months ended June 30, 2007 were $3,841.1 million, reflecting a decrease of $142.1 million, or approximately 3.6%, from the $3,983.2 million reported in the six months ended July 1, 2006. The decrease primarily occurred in the Company's U.S. new construction and residential replacement channels, which the Company believes was caused by the slowing U.S. housing industry offset by stronger sales within the European product categories. The Mohawk segment recorded net sales of $2,161.1 million in the first half of 2007 compared to $2,392.5 million in the first half of 2006, representing a decrease of $231.4 million or approximately 9.7%. The decrease was due to lower demand in its residential channel which the Company believes resulted primarily from the slowing U.S. housing industry. The Dal-Tile segment recorded net sales of $972.1 million in the current six months ended June 30, 2007, reflecting a decrease of $8.7 million or approximately 0.9%, from the $980.8 million reported in the first half of 2006. The decrease was primarily attributable to lower sales within its residential channel, which the Company believes was due to the slowing U.S. housing industry. The Unilin segment recorded net sales of $715.6 million reflecting an increase of $99.2 million or approximately 16.1%, from the $616.4 million reported in the first half of 2006. The increase in sales was driven by higher sales in Europe, an increase in selling prices, an increase in patent revenues and a favorable Euro exchange rate.

      Gross profit for the first half of 2007 was $1,080.1 million (28.1% of net sales) and represented a decrease of $28.6 million from gross profit of $1,108.7 million (27.8% of net sales) for the prior year's first half. Gross profit as a percentage of net sales for the first half of 2007 was favorably impacted by price increases and sales volume increases in Europe, an increase in patent revenues, partially offset by lower production volume and higher raw material costs in the U.S.

      Selling, general and administrative expenses for the first half of 2007 were $711.3 million (18.5% of net sales) compared to $721.8 million (18.1% of net sales) for the prior year's first half. The increase in the selling, general and administrative expenses as a percentage of net sales was primarily attributable to lower sales in proportion to selling, general and administrative expenses, and higher amortization expenses, which arose from the Unilin acquisition.

      Operating income for the first half of 2007 was $368.8 million (9.6% of net sales) compared to $386.9 million (9.7% of net sales) in the first half of 2006. Operating income as a percentage of net sales in the first half of 2007 was unfavorably impacted by lower sales volume and mix, which the Company believes was primarily attributable to the slowing U.S. housing industry partially offset by higher sales in Europe. Operating income attributable to the Mohawk segment was $108.2 million (5.0% of segment net sales) in the first half of 2007 compared to $164.6 million (6.9% of segment net sales) in the first half of 2006. Operating income as a percentage of net sales in the first half of 2007 was unfavorably impacted by its residential and replacement channels, which the Company believes resulted from the slowing U.S. housing industry, increased manufacturing costs resulting from lower production volume and higher raw material costs.  Operating income attributable to the Dal-Tile segment was $133.7 million (13.8% of segment net sales) in the first half of 2007 compared to $143.6 million (14.6% of segment net sales) for the first half of 2006. Operating income as a percentage of net sales was unfavorably impacted by its residential channel, which the Company believes resulted from the slowing U.S. housing industry. Operating income attributable to the Unilin segment was $142.2 million (19.9% of segment net sales) in the first half of 2007 compared to $99.7 million (16.2% of segment net sales) for the first half of 2006. Operating income as a percentage of net sales was favorably impacted by higher volume and selling prices, an increase in patent revenues and a favorable Euro exchange rate.

      Interest expense for the first half of 2007 was $80.7 million compared to $86.5 million in the first half of 2006. The decrease in interest expense was attributable to lower average debt, partially offset by higher interest rates in the first half of 2007 when compared to the first half of 2006.

      Income tax expense was $90.1 million, or 30.4% of earnings before income taxes for the first half of 2007 compared to $101.8 million, or 33.9% of earnings before income taxes for the prior year's first half. The decrease in the tax rate is principally due to a change in U.S. and foreign income mix from operations.

Liquidity and Capital Resources

      The Company's primary capital requirements are for working capital, capital expenditures and acquisitions. The Company's capital needs are met primarily through a combination of internally generated funds, bank credit lines, term and senior notes, the sale of trade receivables and credit terms from suppliers.

      Cash flows generated by operations for the first six months of 2007 were $314.5 million compared to $342.7 million for the first six months of 2006. The decrease in operating cash flows for the first six months of 2007 as compared to the first six months of 2006 is primarily attributable to a reduction in accounts payable days outstanding and timing of payments of accrued expenses.

      Net cash used in investing activities for the first six months of 2007 was $60.4 million compared to $155.9 million for the first six months of 2006. The decrease is due to higher acquisition investments within the Mohawk segment during 2006 as compared to 2007. Capital spending during the remainder of 2007 for the Mohawk, Dal-Tile and Unilin segments combined, excluding acquisitions, is expected to range from $160 million to $190 million, and will be used primarily to purchase equipment and to add manufacturing capacity.

      Net cash used in financing activities for the first six months of 2007 was $265.8 million compared to $251.9 million for the same period in 2006. The primary reason for the change was an increase in repayments of debt during the first six months of 2007 compared to the same period in 2006.

      At June 30, 2007, a total of approximately $526.9 million was available under the Company's revolving credit facility.  The amount used under the revolving credit facility at June 30, 2007 was $223.1 million.  The amount used under the revolving credit facility is composed of $125.1 million of borrowings, $55.6 million of standby letters of credit guaranteeing the Company's industrial revenue bonds and $42.4 million of standby letters of credit related to various insurance contracts and foreign vendor commitments.

      The Company has an on-balance sheet trade accounts receivable securitization agreement ("Securitization Facility"). The Securitization Facility allows the Company to borrow up to $350.0 million based on available accounts receivable. At June 30, 2007, the Company had approximately $270.0 million outstanding secured by trade receivables. On July 28, 2007, the Company extended the term of the Securitization Facility until July 2008.

      During April 2007, the Company repaid its $300.0 million aggregate principal amount of its senior 6.5% notes. The Company used $220.0 and $80.0 million of its availability under its Securitization Facility and its revolving credit facility, respectively, to repay the 6.5% notes. The Company believes it has adequate availability under its existing debt facilities to finance the acquisition of certain assets and liabilities of Columbia Flooring, which the Company expects to close during the third quarter of 2007.

Contractual Obligations

      Upon the adoption of FIN 48, the Company included accrued income tax liabilities in its contractual obligations table as disclosed in the Company's 2006 Annual Report filed on Form 10-K. As of June 30, 2007, the Company accrued income tax liabilities of approximately $199.0 million in the table of contractual obligations, of which the 2007 column total increased by approximately $82.5 million for income tax liabilities expected to be settled within the current fiscal year. With respect to the remaining liability of $116.5 million, the Company cannot reasonably estimate the timing of cash settlement with respective taxing authorities and accordingly has not included the amounts in the contractual obligation table. There have been no further significant changes to the Company's contractual obligations as disclosed in the Company's 2006 Annual Report filed on Form 10-K.

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

 Impact of Inflation

     Inflation affects the Company's manufacturing costs, distribution costs and operating expenses. The carpet and tile industry have experienced significant inflation in the prices of raw materials and fuel-related costs beginning in the first quarter of 2004. The laminate industry has experienced moderate inflation in the prices of raw material since the beginning of 2006. For the period from 1999 through the beginning of 2004, the carpet and tile industry experienced moderate inflation in the prices of raw materials and fuel-related costs. In the past, the Company has generally been able to pass along these price increases to its customers and has been able to enhance productivity to help offset increases in costs resulting from inflation in its operations.

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

     The Company believes that adequate provisions for resolution of all contingencies, claims and pending litigation have been made for probable losses and that the ultimate outcome of these actions will not have a material adverse effect on its financial condition but could have a material adverse effect on its results of operations in a given quarter or annual period.

 Item 1A.  Risk Factor

There have been no significant changes to the Company's risk factors as disclosed in the Company's 2006 Annual Report filed on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

     The Company made no equity repurchases during the three months ended June 30, 2007.

Item 3.  Defaults Upon Senior Securities

    None

Item 4.  Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders was held on May 16, 2007, at which time stockholders were asked to elect a class of directors to serve a three-year term beginning in 2007 and to approve the Mohawk Industries, Inc. 2007 Long-Term Incentive Plan.

     Phyllis O. Bonanno, David L. Kolb, and W. Christopher Wellborn were elected Class III directors of the Company for a term expiring in 2010.  Ms. Bonanno was elected by stockholders owning 61,396,830 shares of common stock, with stockholders owning 355,072 shares withholding authority. Mr. Kolb was elected by stockholders owning 51,418,761 shares of common stock, with stockholders owning 10,333,141 shares withholding authority.  Mr. Wellborn was elected by stockholders owning 61,466,620 shares of common stock, with stockholders owning 285,282 shares withholding authority.  Messrs. Bruce C. Bruckmann, Frans De Cock, John F. Fiedler, Jeffrey S. Lorberbaum, Robert N. Pokelwaldt and Larry W. McCurdy continued their terms of office as directors.

     The proposal to approve the Mohawk Industries, Inc. 2007 Long-Term Incentive Plan was approved by stockholders owning 51,373,220 shares of common stock, with stockholders owning 1,330,690 shares withholding authority, with stockholders owning 66,551 shares abstaining and with 8,982,441 broker non-votes.

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

                                                                                          MOHAWK INDUSTRIES, INC.

Dated: August 1, 2007                                                    By: /s/ Jeffrey S. Lorberbaum
                                                                                           JEFFREY S. LORBERBAUM, Chairman, President and
                                                                                           Chief Executive Officer (principal executive officer)

Dated: August 1, 2007                                                    By: /s/ Frank H. Boykin
                                                                                           FRANK H. BOYKIN, Chief Financial Officer,
                                                                                          (principal financial officer)