Form 10-Q
period 2007-09-29
MOHAWK INDUSTRIES INC
filed 2007-11-07
CIK 851968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q

[Mark One]

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2007

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

      The number of shares outstanding of the issuer's classes of common stock as of November 5, 2007, the latest practicable date, is as follows: 79,386,149 shares of Common Stock, $.01 par value.

MOHAWK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
(In thousands)

(Unaudited)

	September 29, 2007	December 31, 2006

Current assets:

Cash and cash equivalents	$81,664	63,492

Receivables	958,947	876,206

Inventories	1,297,605	1,225,874

Prepaid expenses	111,494	114,088

Deferred income taxes	157,665	99,251
Total current assets	2,607,375	2,378,911

Property, plant and equipment, at cost	3,222,328	3,068,522

Less accumulated depreciation and amortization	1,285,730	1,180,434

Net property, plant and equipment	1,936,598	1,888,088

Goodwill	2,784,760	2,699,639

Tradenames	693,570	662,314

Other intangible assets	477,895	517,780

Other assets	26,972	31,662

	$8,527,170	8,178,394

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY
(In thousands, except per share data)

(Unaudited)

	September 29, 2007	December 31, 2006

Current liabilities:

Current portion of long-term debt	$337,351	576,134
Accounts payable and accrued expenses	1,022,114	1,019,629
Total current liabilities	1,359,465	1,595,763

Deferred income taxes	641,163	628,311
Long-term debt, less current portion	2,126,936	2,207,547
Other long-term liabilities	151,874	31,510
Total liabilities	4,279,438	4,463,131

Stockholders' equity:

Preferred stock, $.01 par value; 60 shares authorized; no shares issued	-	-
Common stock, $.01 par value; 150,000 shares authorized; 79,349 and
78,816 shares issued in 2007 and 2006, respectively	793	788
Additional paid-in capital	1,198,177	1,152,420
Retained earnings	3,083,230	2,755,529
Accumulated other comprehensive income, net	289,250	130,372
	4,571,450	4,039,109
Less treasury stock at cost; 11,046 and 11,051
shares in 2007 and 2006, respectively	323,718	323,846
Total stockholders' equity	4,247,732	3,715,263

	$8,527,170	8,178,394

See accompanying notes to condensed consolidated financial statements

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	September 29, 2007	September 30, 2006

Net sales	$1,937,677	2,024,019

Cost of sales	1,392,294	1,455,508
Gross profit	545,383	568,511

Selling, general and administrative expenses	344,569	345,771
Operating income	200,814	222,740

Other expense (income):
Interest expense	37,518	44,655
Other expense	8,541	2,668
Other income	(9,340)	(2,613)
U.S. Customs refund, net	-	(8,834)
	36,719	35,876

Earnings before income taxes	164,095	186,864

Income taxes	42,041	59,156

Net earnings	$122,054	127,708

Basic earnings per share	$1.79	1.89

Weighted-average common shares outstanding	68,281	67,704

Diluted earnings per share	$1.78	1.88

Weighted-average common and dilutive potential
common shares outstanding	68,597	68,021

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)
(Unaudited)

	Nine Months Ended
	September 29, 2007	September 30, 2006

Net sales	$5,778,750	6,007,248

Cost of sales	4,153,229	4,330,015
Gross profit	1,625,521	1,677,233

Selling, general and administrative expenses	1,055,882	1,067,547
Operating income	569,639	609,686

Other expense (income):
Interest expense	118,235	131,113
Other expense	17,394	9,777
Other income	(16,717)	(3,397)
U.S. Customs refund, net	(9,154)	(15,066)
	109,758	122,427

Earnings before income taxes	459,881	487,259

Income taxes	132,181	160,917

Net earnings	$327,700	326,342

Basic earnings per share	$4.81	4.82

Weighted-average common shares outstanding	68,118	67,654

Diluted earnings per share	$4.79	4.80

Weighted-average common and dilutive potential
common shares outstanding	68,461	68,056

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 29, 2007	September 30, 2006

Cash flows from operating activities:
Net earnings	$327,700	326,342
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Depreciation and amortization	224,864	202,674
Deferred income taxes	19,470	(64,026)
Loss on disposal and impairment of property,
plant and equipment	8,739	5,895
Excess tax benefit from stock-based compensation	(6,336)	(3,022)
Stock based compensation expense	10,635	9,028
Changes in operating assets and liabilities,
net of effects of acquisition:
Receivables	(49,729)	(71,280)
Inventories	(3,626)	(48,006)
Accounts payable and accrued expenses	54,421	165,244
Other assets and prepaid expenses	20,729	18,642
Other liabilities	(5,030)	4,750
Net cash provided by operating activities	601,837	546,241

Cash flows from investing activities:
Additions to property, plant and equipment, net	(97,832)	(124,048)
Acquisitions, net of cash acquired	(142,772)	(70,907)
Net cash used in investing activities	(240,604)	(194,955)

Cash flows from financing activities:
Payments on revolving line of credit	(1,338,613)	(1,290,746)
Proceeds from revolving line of credit	1,214,799	1,053,298
Repayment on bridge loan	-	(1,400,000)
Proceeds from issuance of senior notes	-	1,386,841
Net change in asset securitization borrowings	80,000	110,000
Payments on senior notes and term loan	(300,000)	(239,220)
Payments of other debt	(248)	(31,904)
Excess tax benefit from stock-based compensation	6,336	3,022
Change in outstanding checks in excess of cash	(34,964)	(15,506)
Acquisition of treasury stock	-	(5,180)
Proceeds from stock option exercises	28,544	9,505
Net cash used in financing activities	(344,146)	(419,890)
Effect of exchange rate changes on
cash and cash equivalents	1,085	3,749
Net change in cash	18,172	(64,855)
Cash, beginning of period	63,492	134,585
Cash, end of period	$81,664	69,730

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

      In September 2006, FASB issued SFAS No. 158 ("SFAS No. 158"), "Employers' Accounting for Defined Benefit Pension and Other Post Retirement Plans- an amendment of FASB Statements No. 87, 88, 106 and 132(R.)" The Company adopted all provisions of SFAS No. 158 as of December 31, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company is currently evaluating the impact of the measurement date provisions of SFAS No. 158 on its consolidated financial statements.

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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

3. Receivables

Receivables are as follows:
	September 29, 2007	December 31, 2006

Customers, trade	$1,020,175	932,022
Other	37,701	47,798
	1,057,876	979,820
Less allowance for discounts, returns, claims
and doubtful accounts	98,929	103,614

Net receivables	$958,947	876,206

4. Inventories

The components of inventories are as follows:
	September 29, 2007	December 31, 2006

Finished goods	$823,221	806,463
Work in process	109,430	95,746
Raw materials	364,954	323,665

Total inventories	$1,297,605	1,225,874

5.   Intangible assets and goodwill

      The components of intangible assets are as follows:

Goodwill:

	Mohawk	Dal-Tile	Unilin	Total
Balance as of January 1, 2007	$199,132	1,182,790	1,317,717	2,699,639
Goodwill recognized during the period (1)	-	(700)	6,071	5,371
Effect of translation during the period	-	-	79,750	79,750
Balance as of September 29, 2007	$199,132	1,182,090	1,403,538	2,784,760

(1)     The Company reversed certain pre-acquisition tax liabilities in the Dal-Tile and Unilin segments.  The Unilin segment also includes the addition of $12,968 for the acquisition of certain wood flooring assets during the third quarter of 2007.  For more information see Note 16.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Intangible assets:	Mohawk	Dal-Tile	Unilin	Total
Indefinite life assets not subject
to amortization:
Balance as of January 1, 2007, net	$125,580	146,700	390,034	662,314
Effect of translation during period	-	-	31,256	31,256
Balance as of September 29, 2007	$125,580	146,700	421,290	693,570

Intangible assets subject
to amortization:
Balance as of January 1, 2007, net	$42,072	1,004	474,704	517,780
Amortization during period	(2,650)	(516)	(66,603)	(69,769)
Effect of translation during period	-	-	29,884	29,884
Balance as of September 29, 2007	$39,422	488	437,985	477,895

Amortization expense:	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Amortization expense	$23,700	20,472	69,769	60,285

6. Accounts payable and accrued expenses

Accounts payable and accrued expenses are as
follows:
	September 29, 2007	December 31, 2006

Outstanding checks in excess of cash	$33,175	68,139
Accounts payable, trade	465,750	371,538
Accrued expenses	285,825	297,511
Income taxes payable	49,779	125,046
Deferred tax liability	5,386	4,565
Accrued compensation	182,199	152,830

Total accounts payable and accrued expenses	$1,022,114	1,019,629

7.   Product Warranties

      The Company warrants certain qualitative attributes of its products for up to 33 years. The Company records a provision for estimated warranty and related costs, based on historical experience and periodically adjusts these provisions to reflect actual experience. The warranty obligation is as follows:

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Balance at beginning of period	$29,920	24,824	30,712	25,988
Warranty claims paid	(13,297)	(11,676)	(41,680)	(36,481)
Warranty expense	16,661	12,418	44,252	36,059
Balance at end of period	$33,284	25,566	33,284	25,566

8.  Comprehensive income

      Comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Net earnings	$122,054	127,708	327,700	326,342
Other comprehensive income:
Foreign currency translation	109,702	(16,619)	157,765	132,044
Unrealized (loss) gain on
derivative instruments,
net of income taxes	462	(388)	1,113	(2,893)
Comprehensive income	$232,218	110,701	486,578	455,493

9.  Stock compensation

     The Company accounts for its stock-based compensation plans in accordance with SFAS No. 123R ("SFAS No. 123R"), "Share-Based Payment." Under SFAS No. 123R, all stock based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense in the statement of earnings over the requisite service period.

      Under the Company's 2002 Long-Term Incentive Plan ("2002 Plan"), the Company's principal stock compensation plan prior to May 16, 2007, the Company reserved up to a maximum of 3,200 shares of common stock for issuance upon the grant or exercise of stock options, restricted stock, restricted stock units ("RSU's") and other types of awards, as defined under the 2002 Plan, to directors and key employees through 2012.  Option awards, restricted stock and RSU's are generally granted with an exercise price equal to the market price of the Company's common stock on the date of the grant. These awards generally vest between three and five years and have a 10-year contractual term.  On May 16, 2007, the Company's stockholders approved the 2007 Long-Term Incentive Plan ("2007 Plan"), under which the Company reserved up to a maximum of 3,200 shares of common stock for issuance upon the grant or exercise of awards under the 2007 Plan. As of September 29, 2007, there have been no awards issued under the 2007 Plan.

     The Company recognized stock based compensation costs related to stock options of $2,158 ($1,367 net of taxes) and $6,802 ($4,309 net of taxes) which has been allocated to selling, general and administrative expenses for the three and nine months ended September 29, 2007, respectively.  The Company recognized stock based compensation costs of $2,919 ($1,855 net of taxes) and $9,028 ($5,701 net of taxes) which has been allocated to selling, general and administrative expenses, for the three and nine months ended September 30, 2006, respectively. Pre-tax unrecognized compensation expense for stock options granted to employees and

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

outside directors, net of estimated forfeitures, was $13,791 as of September 29, 2007, and will be recognized as expense over a weighted-average period of approximately 2.0 years.  Restricted stock awards granted and the related compensation expense was not significant for the three and nine months ended September 29, 2007 and September 30, 2006.

      The fair value of the option award is estimated on the date of grant using the Black-Scholes-Merton valuation model. Expected volatility is based on the historical volatility of the Company's common stock. The Company uses historical data to estimate option exercise and forfeiture rates within the valuation model.

      The Company recognized stock based compensation costs related to the issuance of RSU's of $820 ($519 net of taxes) and $3,608 ($2,286 net of taxes) for the three and nine months ended September 29, 2007, respectively, which has been allocated to selling, general and administrative expenses.  Pre-tax unrecognized compensation expense for unvested RSU's granted to employees, net of estimated forfeitures, was $8,325 as of September 29, 2007, and will be recognized as expense over a weighted-average period of approximately 3.1 years.

10.  Earnings per share

      The Company applies the provisions of SFAS No. 128 ("SFAS No. 128"), "Earnings per Share," which requires companies to present basic EPS and diluted EPS.  Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

      Dilutive common stock options and RSU's are included in the diluted EPS calculation using the treasury stock method.  Excluded from the computation of diluted earnings per share are stock options and RSU's of 673 and 1,547 shares because their effect would have been anti-dilutive for the three month period ended September 29, 2007 and 2006, respectively, and 726 shares and 1,316 shares for the nine month period ended September 29, 2007 and 2006, respectively.

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006

Net earnings	$122,054	127,708	327,700	326,342

Weighted-average common and dilutive
potential common shares outstanding:
Weighted-average common shares
outstanding	68,281	67,704	68,118	67,654
Add weighted-average dilutive
potential common shares - options and
RSU's to purchase common shares, net	316	317	343	402
Weighted-average common and dilutive
potential common shares outstanding	68,597	68,021	68,461	68,056

Basic earnings per share	$1.79	1.89	4.81	4.82

Diluted earnings per share	$1.78	1.88	4.79	4.80

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

11.  Supplemental Condensed Consolidated Statements of Cash Flows Information

	Nine Months Ended
	September 29, 2007	September 30, 2006
Net cash paid during the period for:
Interest	$134,873	121,097
Income taxes	$155,036	166,108

12.  Segment reporting

      The Company has three reporting segments, the Mohawk segment, the Dal-Tile segment and the Unilin segment. The Mohawk segment manufactures, markets and distributes its product lines, which include carpet, rugs, pad, ceramic tile, hardwood, resilient and laminate, through its network of approximately 50 regional distribution centers and satellite warehouses using company-operated trucks, common carrier or rail transportation. The segment product lines are sold through various selling channels, which include floor covering retailers, home centers, mass merchandisers, department stores, independent distributors, commercial dealers and commercial end users. The Dal-Tile segment manufactures, markets and distributes its product lines, which include ceramic tile, porcelain tile and stone products, through its network of regional distribution centers and approximately 265 company-operated sales service centers using company-operated trucks, common carriers or rail transportation. The segment product lines are purchased by floor covering retailers, home centers, independent distributors, tile specialty dealers, tile contractors, and commercial end users. The Unilin segment manufactures, markets and distributes its product lines, which include laminate flooring, wood flooring, insulated roofing and other wood-based panels through various selling channels, which include independent retailers, home centers, independent distributors, contractors, and commercial users.

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

During the third quarter of 2007, the Company recorded a charge of approximately $8,500 in the Mohawk segment and $5,700 in the Dal-Tile segment related to plant shutdowns.  The charge is reflected within cost of goods sold on the condensed consolidated statements of earnings.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Segment information is as follows:	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
Net sales:
Mohawk	$1,076,745	1,233,833	3,237,818	3,626,371
Dal-Tile	497,420	501,241	1,469,568	1,482,065
Unilin	378,446	292,924	1,094,073	909,319
Intersegment Sales	(14,934)	(3,979)	(22,709)	(10,507)
	$1,937,677	2,024,019	5,778,750	6,007,248

Operating income:
Mohawk	$77,002	110,505	185,177	275,111
Dal-Tile	63,109	69,642	196,857	213,286
Unilin	71,034	49,748	213,270	149,424
Corporate and Eliminations	(10,331)	(7,155)	(25,665)	(28,135)
	$200,814	222,740	569,639	609,686

			As of
			September 29,	December 31,
			2007	2006
Assets:
Mohawk			$2,391,392	2,462,420
Dal-Tile			2,298,695	2,257,107
Unilin			3,613,857	3,302,195
Corporate and Eliminations			223,226	156,672
			$8,527,170	8,178,394

13.  Employee Benefit Plans

     The Company has various pension plans covering employees in Belgium, France and the Netherlands (the "Non-U.S. Plans") that it acquired with the acquisition of Unilin Holding NV in October 2005.  Benefits under the Non-U.S. Plans depend on compensation and years of service.  The Non-U.S. Plans are funded in accordance with local regulations.

     Pension expense for the Non-U.S. Plans includes the following components for the three and nine months ended:

		Non-U.S. Plans
	Three months ended		Nine months ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
Service cost of benefits earned	$470	402	1,380	1,205
Interest cost on projected benefit obligation	251	209	697	625
Estimated return on plan assets	(188)	(158)	(538)	(474)
Net pension expense	$533	453	1,539	1,356

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

     The Company terminated its non-contributory defined benefit plan in October 2006 and had an obligation of $28,472.  As of September 29, 2007, approximately $27,700 of the obligation has been paid out.  During the third quarter of 2007 the Company made cash contributions of approximately $8,700, which fully funds the plan.  The Company expects to make cash contributions of $1,485 to its Non-U.S. Plans in 2007.

14.  Income Taxes

     The Company adopted the provisions of FASB No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109," on January 1, 2007. Upon adoption, the Company recognized no change to opening retained earnings. The Company's total balance of unrecognized tax benefits as of January 1, 2007 is approximately $156,018, excluding any accruals for interest and penalties.  Included in the balance as of January 1, 2007 is approximately $34,151 of uncertain tax positions that, if recognized, would affect the Company's overall effective tax rate. Through the nine months ended September 29, 2007, there has not been any material change in the amount of unrecognized tax benefits.

     The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of its income tax provision.  As of January 1, 2007, the Company had approximately $47,972 accrued for the payment of interest and penalties, which does not include the federal tax benefit of interest deductions, where applicable. Through the nine months ended September 29, 2007, there has not been any material change in interest and penalties accrued to unrecognized tax benefits.

     The Company files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 1999. The Company is protesting through the IRS Appeals division the timing and deductibility of certain contingent liabilities related to the audit of its 1999 - 2001 tax years.  In connection with its protest, the Company paid a $35,844 cash bond to the IRS; by the end of 2007, it is reasonably possible that an additional payment of approximately $13,221 could be made. In addition, the Company believes it is reasonably possible that the balance of unrecognized tax benefits could decrease by $61,800 within the next twelve months for individual matters of lesser amounts due to settlements or statutory expirations in various tax jurisdictions.

     The Company is also under examination for tax years 2002-2003 with the IRS and in various state and foreign jurisdictions for which the anticipated adjustments would not result in a significant change to the total amount of unrecognized tax benefits.

    During the third quarter of 2007, the Company's tax rate was reduced, with such reduction principally due to a greater percentage of income in lower taxed jurisdictions and changes which resulted in higher interest deductions outside the U.S.  Subsequent to the third quarter, the Company began plans to implement additional changes, including a change in residency of one of its foreign subsidiaries. These changes are anticipated, subject to realization, to result in a deferred tax asset in excess of $200,000 and a related cash benefit to be received in the future. The Company is currently evaluating the impact of these changes on its future consolidated financial statements.

15.  Commitments, Contingencies and Other

     The Company is involved in litigation from time to time in the regular course of its business. Except as noted below, there are no other material legal proceedings pending or known to be contemplated to which the Company is a party or to which any of its property is subject.

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

      The Company has received partial refunds from the United States government in reference to settling custom disputes dating back to 1982.  The Company has received partial refunds totaling $28,590 ($18,076 net of taxes).  No refunds were recorded during the three months ended September 29, 2007.  For the nine months ended September 29, 2007, the Company recorded refunds of $9,154 ($5,812 net of taxes). The Company recorded refunds of $8,834 ($5,615 net of taxes) and $15,066 ($9,518 net of taxes) for the three and nine month periods ended September 30, 2006, respectively. Additional future recoveries will be recorded when realized.

16.  Acquisitions

      On August 13, 2007, the Company completed an asset purchase of four wood flooring plants from Columbia Forest Products, Inc. for $148,760. The acquisition includes the assets of two pre-finished solid plants and one engineered wood plant in the United States and an engineered wood plant in Malaysia.  In connection with the acquisition, the Company recorded $12,968 in goodwill.  The results of operation from the date of acquisition are included in the Company's consolidated results.  Net sales were approximately $15,000 and operating income was not significant to the consolidated results for the quarter ending September 29, 2007.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The Company is a leading producer of floor covering products for residential and commercial applications in the United States and Europe with net sales in 2006 in excess of $7.9 billion. The Company manufactures, markets and distributes carpet, rugs, ceramic tile, hardwood, resilient, laminate and natural stone in the United States, roofing systems in Europe, and laminate flooring and wood-based panels in the United States and Europe, through various selling channels.

      The Company has three reporting segments, the Mohawk segment, the Dal-Tile segment and the Unilin segment. The Mohawk segment manufactures, markets and distributes its product lines, which include carpet, rugs, pad, ceramic tile, hardwood, resilient and laminate, through its network of approximately 50 regional distribution centers and satellite warehouses using company-operated trucks, common carrier or rail transportation. The segment product lines are sold through various selling channels, which include floor covering retailers, home centers, mass merchandisers, department stores, independent distributors, commercial dealers and commercial end users. The Dal-Tile segment manufactures, markets and distributes its product lines, which include ceramic tile, porcelain tile and stone products, through its network of regional distribution centers and approximately 265 company-operated sales service centers using company-operated trucks, common carriers or rail transportation. The segment product lines are purchased by floor covering retailers, home centers, independent distributors, tile specialty dealers, tile contractors, and commercial end users. The Unilin segment manufactures, markets and distributes its product lines, which include laminate flooring, wood flooring, insulated roofing and other wood-based panels through various selling channels, which include independent retailers, home centers, independent distributors, contractors, and commercial users.

      The Company reported net earnings of $122.1 million or diluted earnings per share ("EPS") of $1.78, down for the third quarter of 2007 compared to net earnings of $127.7 million or $1.88 EPS for the third quarter of 2006. Net earnings and EPS include a charge of $14.2 million before tax ($0.13 per share) related to plant closings in the Mohawk and Dal-Tile segments.  The decrease in EPS resulted primarily from lower sales demand in the Company's U.S. residential new construction and replacement channels, which the Company believes is primarily attributable to the slowing U.S. housing industry, partially offset by a lower tax rate due to new tax strategies in Europe, continued growth in the European and commercial channels and favorable Euro exchange rates.

      The Company reported net earnings of $327.7 million or diluted EPS of $4.79 for the first nine months of 2007 compared to net earnings of $326.3 million, or $4.80 EPS for the first nine months of 2006. The decrease in EPS resulted primarily from lower sales demand in the Company's U.S. residential new construction and replacement channels, which the Company believes is primarily attributable to the slowing U.S. housing industry, and plant shutdowns, offset by a lower tax rate due to new tax strategies in Europe, continued growth in the European product categories and the favorable Euro exchange rate.

Results of Operations

Quarter Ended September 29, 2007, as Compared with Quarter Ended September 30, 2006

     Net sales for the quarter ended September 29, 2007 were $1,937.7 million, reflecting a decrease of $86.3 million, or approximately 4.3%, from the $2,024.0 million reported in the quarter ended September 30, 2006. The decrease occurred in the Company's U.S. residential new construction and replacement channels, which the Company believes has been impacted by the slowing U.S. housing industry, offset by stronger sales within the European product categories. The Mohawk segment recorded net sales of $1,076.7 million in the current quarter compared to $1,233.8 million in the third quarter of 2006, representing a decrease of $157.1 million, or approximately 12.7%. The decrease primarily arose from lower demand in its residential new construction and replacement channels, which the Company believes was impacted by the slowing U.S. housing industry, partially offset by increased sales in the commercial channels. The Dal-Tile segment recorded net sales of $497.4 million in the current quarter, representing a decrease of $3.8 million, or approximately 1%, compared to $501.2 million reported in the third quarter of 2006. The decrease occurred in its residential sales channel, which the Company believes was affected by the slowing U.S. housing industry. The Unilin segment recorded net sales of $378.4 million in the current quarter compared to $292.9 million in the third quarter of 2006, representing an increase of $85.5 million, or approximately 29.2%. The increase in sales is primarily attributable to an increase in selling prices, higher demand in Europe and the U.S., favorable Euro exchange rates and the incremental impact of an acquisition during the quarter.

      Gross profit for the third quarter of 2007 was $545.4 million (28.1% of net sales) and represented a decrease of $23.1 million from gross profit of $568.5 million (28.1% of net sales) for the prior year's third quarter. Gross profit as a percentage of net sales in the current quarter was unfavorably impacted by plant shutdowns and lower production volume in the U.S. partially offset by price increases and higher demand in Europe.

      Selling, general and administrative expenses for the third quarter of 2007 were 344.6 million (17.8% of net sales) compared to $345.8 million (17.1% of net sales) for the prior year's third quarter. The increase in the selling, general and administrative expenses as a percentage of net sales was primarily attributable to lower sales in proportion to selling, general and administrative expenses, and higher amortization expenses, which arose from the Unilin acquisition.

      Operating income for the third quarter of 2007 was $200.8 million (10.4% of net sales) compared to $222.7 million (11.0% of net sales) in the third quarter of 2006. Operating income as a percentage of net sales in the current quarter was unfavorably impacted by lower sales volume, which the Company believes is primarily attributable to the slowing U.S. housing industry and plant shutdowns, partially offset by higher sales in Europe. Operating income in the Mohawk segment was $77.0 million (7.2% of segment net sales) in the third quarter of 2007 compared to $110.5 million (9.0% of segment net sales) in the third quarter of 2006. Declining operating income as a percentage of net sales in the current quarter occurred in its residential new construction and replacement channels, which the Company believes was primarily affected by the slowing U.S. housing industry, plant shutdowns and increased manufacturing costs resulting from lower production volume, partially offset by increased sales in the commercial channels. In the Dal-Tile segment, operating income was $63.1 million (12.7% of segment net sales) in the third quarter of 2007 compared to $69.6 million (13.9% of segment net sales) for the third quarter of 2006. Operating income as a percentage of net sales was unfavorably impacted by its residential channel, which the Company believes is primarily attributable to the slowing U.S. housing industry and a plant shutdown. Operating income in the Unilin segment was $71.0 million (18.8% of segment net sales) in the third quarter of 2007 compared to $49.7 million (17.0% of segment net sales) for the third quarter of 2006. Operating income as a percentage of net sales was favorably impacted by higher selling prices and demand.

      Interest expense for the third quarter of 2007 was $37.5 million compared to $44.7 million in the third quarter of 2006. The decrease in interest expense was directly related to lower average debt levels in the current quarter when compared to the third quarter of 2006. This decrease was partially offset by higher interest rates in the third quarter of 2007.

     Income tax expense was $42.0 million, or 25.6% of earnings before income taxes for the third quarter of 2007 compared to $59.2 million, or 31.7% of earnings before income taxes for the prior year's third quarter. The decrease in the tax rate is principally due to a greater percentage of income in lower taxed jurisdictions and changes implemented in the third quarter of 2007 which resulted in higher interest deductions outside the U.S.  The Company expects these changes to result in an effective tax rate of approximately 26% in future periods.

     During the fourth quarter, the Company began plans to implement additional changes, including a change in residency of one of its foreign subsidiaries. These changes are anticipated, subject to realization, to result in a deferred tax asset in excess of $200 million and a related cash benefit to be received in the future. The Company is currently evaluating the impact of these changes on its future consolidated financial statements.

 Nine Months Ended September 29, 2007, as Compared with Nine Months Ended September 30, 2006

     Net sales for the first nine months ended September 29, 2007 were $5,778.8 million, reflecting a decrease of $228.4 million, or approximately 3.8%, from the $6,007.2 million reported in the nine months ended September 30, 2006. The decrease primarily occurred in the Company's U.S. residential new construction and replacement channels, which the Company believes was caused by the slowing U.S. housing industry offset by stronger sales within the European product categories. The Mohawk segment recorded net sales of $3,237.8 million in the first nine months of 2007 compared to $3,626.4 million in the first nine months of 2006, representing a decrease of $388.6 million, or approximately 10.7%. The decrease was due to lower demand in its residential new construction and replacement channels which the Company believes resulted primarily from the slowing U.S. housing industry, and plant shutdowns. The Dal-Tile segment recorded net sales of $1,469.6 million in the nine months ended September 29, 2007, representing a decrease of $12.5 million, or approximately 1%, compared to $1,482.1 million reported in the first nine months of 2006. The decrease was primarily attributable to lower sales within its residential channel, which the Company believes was due to the slowing U.S. housing industry. The Unilin segment recorded net sales of $1,094.1 million reflecting an increase of $184.8 million, or approximately 20.3%, from the $909.3 million reported in the first nine months of 2006. The increase in sales was driven by an increase in selling prices, higher demand in Europe, favorable Euro exchange rates and an increase in patent revenues.

      Gross profit for the first nine months of 2007 was $1,625.5 million (28.1% of net sales) and represented a decrease of $51.7 million from gross profit of $1,677.2 million (27.9% of net sales) for the prior year's first nine months. Gross profit as a percentage of net sales for the first nine months of 2007 was favorably impacted by price increases and higher demand in Europe, partially offset by lower production volume, higher raw material costs and plant shutdowns in the U.S.

      Selling, general and administrative expenses for the first nine months of 2007 were $1,055.9 million (18.3% of net sales) compared to $1,067.5 million (17.8% of net sales) for the prior year's first nine months. The increase in the selling, general and administrative expenses as a percentage of net sales was primarily attributable to lower sales in proportion to selling, general and administrative expenses, and higher amortization expenses, which arose from the Unilin acquisition.

      Operating income for the first nine months of 2007 was $569.6 million (9.9% of net sales) compared to $609.7 million (10.1% of net sales) in the first nine months of 2006. Operating income as a percentage of net sales in the first nine months of 2007 was unfavorably impacted by lower sales volume, which the Company believes was primarily attributable to the slowing U.S. housing industry and plant shutdowns partially offset by higher sales in Europe. Operating income attributable to the Mohawk segment was $185.2 million (5.7% of segment net sales) in the first nine months of 2007 compared to $275.1 million (7.6% of segment net sales) in the first nine months of 2006. Operating income as a percentage of net sales in the first nine months of 2007 was unfavorably impacted by its residential new construction and replacement channels, which the Company believes resulted from the slowing U.S. housing industry, increased manufacturing costs resulting from lower production volume, higher raw material costs and plant shutdowns.  Operating income attributable to the Dal-Tile segment was $196.9 million (13.4% of segment net sales) in the first nine months of 2007 compared to $213.3 million (14.4% of segment net sales) for the first nine months of 2006. Operating income as a percentage of net sales was unfavorably impacted by its residential channel, which the Company believes resulted from the slowing U.S. housing industry and a plant shutdown. Operating income attributable to the Unilin segment was $213.3 million (19.5% of segment net sales) in the first nine months of 2007 compared to $149.4 million (16.4% of segment net sales) for the first nine months of 2006. Operating income as a percentage of net sales was favorably impacted by higher selling prices and demand in Europe.

      Interest expense for the first nine months of 2007 was $118.2 million compared to $131.1 million in the first nine months of 2006. The decrease in interest expense was attributable to lower average debt, partially offset by higher interest rates in the first nine months of 2007 when compared to the first nine months of 2006.

     Income tax expense was $132.2 million, or 28.7% of earnings before income taxes for the first nine months of 2007 compared to $160.9 million, or 33.0% of earnings before income taxes for the first nine months of 2006. The decrease in the tax rate is principally due to a greater percentage of income in lower taxed jurisdictions and changes implemented in the third quarter of 2007 which resulted in higher interest deductions outside the U.S.  The Company expects these changes to result in an effective tax rate of approximately 26% in future periods.

     During the fourth quarter, the Company began plans to implement additional changes, including a change in residency of one of its foreign subsidiaries. These changes are anticipated, subject to realization, to result in a deferred tax asset in excess of $200 million and a related cash benefit to be received in the future. The Company is currently evaluating the impact of these changes on its future consolidated financial statements.

Liquidity and Capital Resources

      The Company's primary capital requirements are for working capital, capital expenditures and acquisitions. The Company's capital needs are met primarily through a combination of internally generated funds, bank credit lines, term and senior notes, the sale of trade receivables and credit terms from suppliers.

      Cash flows generated by operations for the first nine months of 2007 were $601.8 million compared to $546.2 million for the first nine months of 2006. The increase in operating cash flows for the first nine months of 2007 as compared to the first nine months of 2006 is primarily attributable to the slower build up of inventory and receivables.

      Net cash used in investing activities for the first nine months of 2007 was $240.6 million compared to $195.0 million for the first nine months of 2006. The increase is due to higher acquisition investments during 2007 as compared to 2006 partially offset by lower capital spending. Capital spending during the remainder of 2007 for the Mohawk, Dal-Tile and Unilin segments combined, excluding acquisitions, is expected to range from $80 million to $100 million, and will be used primarily to purchase equipment and to add manufacturing capacity.

      Net cash used in financing activities for the first nine months of 2007 was $344.1 million compared to $419.9 million for the same period in 2006. The primary reason for the change was the repayment of certain indebtedness offset by increased borrowings relating to the acquisition of four wood flooring plants.

      At September 29, 2007, a total of approximately $478.8 million was available under the Company's revolving credit facility.  The amount used under the revolving credit facility at September 29, 2007 was $271.2 million.  The amount used under the revolving credit facility is composed of $174.9 million of borrowings, $55.6 million of standby letters of credit guaranteeing the Company's industrial revenue bonds and $40.7 million of standby letters of credit related to various insurance contracts and foreign vendor commitments.

      The Company has an on-balance sheet trade accounts receivable securitization agreement ("Securitization Facility"). The Securitization Facility allows the Company to borrow up to $350.0 million based on available accounts receivable. At September 29, 2007, the Company had approximately $270.0 million outstanding secured by trade receivables. On July 28, 2007, the Company extended the term of the Securitization Facility until July 2008.

      During April 2007, the Company repaid its $300.0 million aggregate principal amount of its senior 6.5% notes. The Company used $220.0 and $80.0 million of its availability under its Securitization Facility and its revolving credit facility, respectively, to repay the 6.5% notes.

Contractual Obligations

      Upon the adoption of FIN 48, the Company included accrued income tax liabilities in its contractual obligations table as disclosed in the Company's 2006 Annual Report filed on Form 10-K. As of September 29, 2007, the Company has accrued income tax liabilities of approximately $201.1 million for income tax liabilities expected to be settled within the current fiscal year.  This reflects an increase of approximately $83.0 million from what was reported in the 2007 column of the contractual obligations table as disclosed in the Company's 2006 Annual Report filed on Form 10-K.  With respect to the remaining liability of $118.1 million, the Company cannot reasonably estimate the timing of cash settlement with respective taxing authorities and accordingly has not included the amounts in the contractual obligation table. There have been no further significant changes to the Company's contractual obligations as disclosed in the Company's 2006 Annual Report filed on Form 10-K.

Critical Accounting Policies and Estimates

     Except for the income tax policy, there have been no significant changes to the Company's critical accounting policies and estimates during the period. The Company's critical accounting policies and estimates are described in its 2006 Annual Report filed on Form 10-K. The methodology applied to management's estimate for income taxes has changed due to the January 1, 2007, adoption of FIN 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109," which clarifies the accounting for uncertainty in income taxes.  For additional information regarding the adoption of FIN 48, see Note 14 of Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Recent Accounting Pronouncements

      In July 2006, FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109," which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Companyadopted the provisions of FIN 48 on January 1, 2007. Upon adoption, the Company recognized no change to opening retained earnings.

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

    None

Item 3.  Defaults Upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Security Holders

     None

Item 5.  Other Information

      None

Item 6.  Exhibits

No.      Description

10.1    Amendment to Liquidity Asset Purchase Agreement dated July 30, 2007.

10.2    Amendment to the Third Amended and Restated Liquidity Purchase Agreement dated July 30, 2007.

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

MOHAWK INDUSTRIES, INC.
(Registrant)

Dated: November 7, 2007	By:	/s/ Jeffrey S. Lorberbaum
JEFFREY S. LORBERBAUM
Chairman, President and
Chief Executive Officer
(principal executive officer)

Dated: November 7, 2007	By:	/s/ Frank H. Boykin
FRANK H. BOYKIN
Chief Financial Officer
(principal financial officer)