Form 10-Q/A
period 2007-09-29
MOHAWK INDUSTRIES INC
filed 2007-11-08
CIK 851968

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q/A

Amendment No. 1 to Form 10-Q

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

      The number of shares outstanding of the issuer's classes of common stock as of November 5, 2007, the latest practicable date, is as follows: 68,339,814 shares of Common Stock, $.01 par value.

     This Amendment amends the Form 10-Q filed on November 7, 2007 to correct the number of shares outstanding of the issuer's Common Stock as of November 5, 2007, from 79,386,149 to 68,339,814.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOHAWK INDUSTRIES, INC.
(Registrant)

Dated: November 8, 2007	By:	/s/ Thomas J. Kanuk
THOMAS J. KANUK
V.P. & Corporate Controller