Form 10-K
period 2007-12-31
MOHAWK INDUSTRIES INC
filed 2008-02-29
CIK 851968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[Mark One]

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number

01-13697

MOHAWK INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-1604305
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P. O. Box 12069, 160 S. Industrial Blvd., Calhoun, Georgia	30701
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (706) 629-7721

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check whether the Registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock of the Registrant held by non-affiliates (excludes beneficial owners of more than 10% of the Common Stock) of the Registrant (43,300,714 shares) on June 30, 2007 (the last business day of the Registrant’s most recently completed fiscal second quarter) was $4,364,278,964 The aggregate market value was computed by reference to the closing price of the Common Stock on such date.

Number of shares of Common Stock outstanding as of February 25, 2008: 68,392,771 shares of Common Stock, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2008 Annual Meeting of Stockholders-Part III.

PART I

Item 1. Business

General

Mohawk Industries, Inc., (“Mohawk” or the “Company”), a term which includes the Company and its subsidiaries, including its primary operating subsidiaries, Mohawk Carpet Corporation, Aladdin Manufacturing Corporation, Dal-Tile International Inc. and Unilin Flooring BVBA, Unilin Holding Inc., and their subsidiaries (the Unilin Group), is a leading producer of floor covering products for residential and commercial applications in the United States (“U.S.”) and residential applications in Europe. The Company is the second largest carpet and rug manufacturer and one of the largest manufacturers, marketers and distributors of ceramic tile, natural stone and hardwood flooring in the U.S. as well as a leading producer of laminate flooring in the U.S. and Europe. The Company had annual net sales in 2007 of $7.6 billion. Approximately 85% of this amount was generated by sales in North America and approximately 15% was generated by sales outside North America. The Company has three reporting segments, the Mohawk segment, Dal-Tile segment and the Unilin segment. Selected financial information for the Mohawk, Dal-Tile and Unilin segments, geographic net sales and the location of long-lived assets is set forth in Note 16 to the Consolidated Financial Statements.

The Mohawk segment designs, manufactures, sources, distributes and markets its floor covering product lines, which include carpets, ceramic tile, laminate, rugs, carpet pad, hardwood and resilient, in a broad range of colors, textures and patterns for residential and commercial applications in both new construction and remodeling. The Mohawk segment markets and distributes its carpets and rugs under its soft surface floor covering brands and ceramic tile, laminate, hardwood and resilient under its hard surface floor covering brands. The Mohawk segment positions its products in all price ranges and emphasizes quality, style, performance and service. The Mohawk segment is widely recognized through its premier brand names, which include “Mohawk®,” “Aladdin®,” “Mohawk Home®,” “Bigelow®,” “Durkan®,” “Helios®,” “Horizon®,” “Karastan®,” “Lees®,” “Merit®,” and “Ralph Lauren®”. The Mohawk segment markets and distributes soft and hard surface products through over 38,000 customers, which include independent floor covering retailers, home centers, mass merchandisers, department stores, commercial dealers and commercial end users. Some products are also marketed through private labeling programs. The Mohawk segment’s soft surface operations are vertically integrated from the extrusion of resin to the manufacture and shipment of finished carpets and rugs.

The Dal-Tile segment designs, manufactures, sources, distributes and markets a broad line of ceramic tile, porcelain tile, natural stone and other products used in the residential and commercial markets for both new construction and remodeling. Most of the Dal-Tile segment’s ceramic tile products are marketed under the “Dal-Tile®” and “American Olean®” brand names and sold through independent distributors, home center retailers, tile and flooring retailers and contractors. The Dal-Tile segment operations are vertically integrated from the production of raw material for body and glaze preparation to the manufacturing and distribution of ceramic and porcelain tile.

The Unilin segment, which is headquartered in Belgium, is a leading manufacturer, licensor, distributor and marketer of laminate flooring in Europe and the U.S. Unilin is one of the leaders in laminate flooring technology, having commercialized direct pressure laminate, or DPL, a technology used in a majority of laminates today, and has developed the patented UNICLIC® glueless installation system and a variety of other new technologies, such as beveled edges, multiple length planks and new surface technologies. Unilin is the largest vertically-integrated laminate flooring manufacturer in the U.S. producing both laminate flooring and related high density fiberboard. Unilin sells its flooring products under the Quick-Step®, Columbia Flooring®, Century Flooring®, and Universal Flooring® brands through retailers, independent distributors’ private label and home centers. Unilin also produces insulated roofing and other wood-based panels. On August 13, 2007, the Company acquired certain wood flooring assets and liabilities of Columbia Forest Products, Inc. (“Columbia”) for approximately $147 million. The acquisition enabled the Company to expand its position in the wood flooring market. Columbia’s results are included in the Unilin segment and the Company’s consolidated financial statements since the date of acquisition.

Industry

The U.S. floor covering industry has grown from $12.4 billion in sales in 1992 to $24.2 billion in 2006. In 2006, the primary categories of the U.S. floor covering industry were carpet and rug (62%), ceramic tile (13%), hardwood (11%), resilient and rubber (8%), and laminate (6%). Each of these categories has been impacted by the average selling price per square foot, the residential builder and homeowner remodeling markets, housing starts and housing resales, average house size and home ownership. In addition, the level of sales in the floor covering industry, both in the U.S. and Europe, is influenced by consumer confidence, spending for durable goods, interest rates and availability of credit, turnover in housing, the condition of the residential and commercial construction industries and the overall strength of the economy. The U.S. floor covering industry has experienced softened demand beginning in the fourth quarter of 2006 and continuing throughout 2007, due to the downturn in the U.S. residential housing market.

Compound average growth rates for all flooring categories for the period from 2002 through 2006 have met or exceeded the growth rates (measured in sales dollars) for the real gross domestic product of the U.S. over the same period. During this period, the compound average growth rate was 4.3% for carpets and rugs, 7.6% for ceramic tile, 5.3% for resilient and rubber, 13.5% for laminate and 7.1% for hardwood.

The worldwide carpet and rug sales volume of U.S. manufacturers was approximately 2.1 billion square yards in 2006. This volume represents a market in excess of $15 billion in sales. The carpet and rugs category has two primary markets, residential and commercial. In 2006, the residential market made up approximately 74% of industry amounts shipped and the commercial market comprised approximately 26%. An estimated 48% of industry shipments are made in response to residential replacement demand.

The U.S. ceramic tile industry shipped 3.3 billion square feet, or $3.2 billion, in 2006. The ceramic tile industry’s two primary markets, residential applications and commercial applications, represent 68% and 31% of the 2006 industry total, respectively. Of the total residential market, 62% of the dollar values of shipments are for new construction.

In 2006, the U.S. resilient and rubber industry shipped 3.3 billion square feet, representing a market of approximately $1.9 billion. Sales of U.S. resilient are primarily distributed to the residential market for both new construction and residential replacement.

In 2006, the U.S. laminate industry shipped 1.3 billion square feet, or $1.5 billion, of which approximately 60% was imported. In 2006, the European laminate industry produced 5.8 billion square feet which accounted for approximately 11% of the European floor covering market. Sales of U.S. laminate flooring are primarily distributed through the residential replacement market. Sales to other end user markets are not significant.

In 2006, the U.S. hardwood industry shipped 1.0 billion square feet, representing a market of approximately $2.6 billion. Sales of U.S. hardwood are primarily distributed to the residential market for both new construction and residential replacement.

Sales and Distribution

Mohawk Segment

Through its Mohawk segment, the Company designs, manufactures, distributes and markets hundreds of styles of carpet and rugs in a broad range of colors, textures and patterns. In addition, the Mohawk segment markets and distributes ceramic tile, laminate, hardwood, resilient floor covering, carpet pad and flooring accessories. The Mohawk segment positions product lines in all price ranges and emphasizes quality, style, performance and service. The Mohawk segment markets and distributes its soft and hard surface product lines to over 38,000 customers, which include independent floor covering retailers, home centers, mass merchandisers, department stores, commercial dealers and commercial end users. Some products are also marketed through private labeling programs. Sales to residential customers represent a significant portion of the total industry and the majority of the Company’s carpet and rug sales.

The Company has positioned its premier residential carpet and rug brand names across all price ranges. Mohawk, Horizon, Helios, “WundaWeve®,” Ralph Lauren and Karastan are positioned to sell primarily in the medium-to-high retail price channels in the residential broadloom market. These lines have substantial brand name recognition among carpet dealers and retailers, with the Karastan and Mohawk brands having the highest consumer recognition in the industry. Karastan is the leader in the exclusive high-end market. The Aladdin and Mohawk Home brand names compete primarily in the value retail price channel. The Company markets its hard surface product lines, which include Mohawk Ceramic, Mohawk Hardwood, Congoleum and Mohawk Laminate across all price ranges.

The Company offers marketing and advertising support through dealer programs like Mohawk Floorscapes®, Mohawk ColorCenter®, Mohawk Floorz® and Karastan Gallery. These programs offer varying degrees of support to dealers in the form of sales and management training, merchandising systems, exclusive promotions and assistance in certain administrative functions such as consumer credit, advertising and insurance.

The commercial customer base is divided into several channels: corporate office space, educational institutions, hospitality facilities, retail space, public finance and health care facilities. Different purchase decision makers and decision-making processes exist for each channel. In addition, the Company produces and sells broadloom carpet and carpet tile under the brand names “Bigelow Commercial®,” Lees, Durkan, “Karastan Contract®,” and Merit.

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

The Company has two of the leading brand names in the U.S. ceramic tile industry—Dal-Tile and American Olean. The Dal-Tile and American Olean brand names date back over fifty years and are well recognized in the industry. Both of these brands are supported by a fully integrated marketing program, displays, merchandising (sample boards and chip chests), literature/catalogs and an Internet website.

A network of approximately 262 sales service centers distributes primarily the Dal-Tile brand product with a fully integrated marketing program, emphasizing a focus on quality and fashion serving customers in the U.S., Canada and Puerto Rico. The service centers provide distribution points for customer pick-up, local delivery and showrooms to assist customers. The broad product offering satisfies the needs of its residential and commercial customers.

The independent distributor channel offers a distinct product line under the American Olean brand. Currently, the American Olean brand is distributed through approximately 186 independent distributors that service a variety of residential and commercial customers. The Company is focused on increasing its presence in the independent distributor channel, particularly in tile products that are most commonly used in flooring applications.

The Company has six regional distribution centers in the Dal-Tile operations. These centers help deliver high-quality customer service by focusing on shorter lead times, increased order fill rates and improved on-time deliveries to customers.

Unilin Segment

The Unilin segment manufactures, licenses, distributes and markets laminate flooring in Europe and the U.S. It also produces hardwood flooring, insulated roofing and other wood based panels. Products are distributed through separate distribution channels consisting of retailers, independent distributors and home centers. Unilin U.S. operations also manufacture Mohawk branded laminate and hardwood flooring which sells through the Mohawk channel. The majority of Unilin’s laminate sales, both in the U.S. and Europe, are for residential replacement. The business is organized to address the specific customer needs of each distribution channel.

In the U.S., the Unilin operations have three regional distribution centers for laminate and wood products. These distribution centers help deliver high-quality customer service and also enhance the Company’s ability to plan and schedule production and manage inventory requirements.

In Europe, the Unilin operations distribute products directly from manufacturing facilities. This integration with manufacturing sites allows for quick responses to customer needs and high inventory turns.

The Unilin segment markets and sells laminate and hardwood flooring products under the Quick-Step, Columbia Flooring, Century Flooring, and Universal Flooring brands. In addition, Unilin also sells laminate and hardwood flooring products under private label. The Company believes Quick-Step is one of the leading brand names in the U.S. and European flooring industry.

Advertising and Promotion

The Company promotes its brands through advertising in both television and print media as well as in the form of cooperative advertising, point-of-sale displays, advertising and sponsorship of a cycling team, and marketing literature provided to assist in marketing various flooring styles. The Company also continues to rely on the substantial brand name recognition of its product lines. The cost of producing display samples, a significant promotional expense, is partially offset by sales of samples.

Manufacturing and Operations

Mohawk Segment

The Company’s manufacturing operations are vertically integrated and include the extrusion of resin and post-consumer plastics into polypropylene, polyester and nylon fiber, yarn processing, backing manufacturing, tufting, weaving, dyeing, coating and finishing. Capital expenditures are primarily focused on increasing capacity, improving productivity and reducing costs. Over the past three years, the Company has incurred capital expenditures that have helped increase manufacturing efficiency and improve overall cost competitiveness.

Dal-Tile Segment

The Company believes that its manufacturing organization offers competitive advantages due to its ability to manufacture a differentiated product line consisting of one of the industry’s broadest product offerings of colors, textures and finishes, as well as the industry’s largest offering of trim and angle pieces and its ability to utilize the industry’s newest technology. In addition, Dal-Tile also imports or sources a portion of its product to supplement its product offerings. Over the past three years, the Dal-Tile segment has invested in capital expenditures, principally in new plant and state-of-the-art equipment to increase manufacturing capacity, improve efficiency and develop new capabilities.

Unilin Segment

The Company’s laminate flooring manufacturing operations are vertically integrated, both in the U.S. and in Europe, and include high-density fiberboard (“HDF”) production, paper impregnation, short-cycle pressing, cutting and milling. The European operations also include resin production. Unilin has state-of-the-art equipment that results in competitive manufacturing in terms of cost and flexibility. Most of the equipment for the production of laminate flooring in Belgium and North Carolina is relatively new. The Company’s laminate flooring plant in North Carolina is one of the largest in the U.S. In addition, Unilin is one of the few fully integrated laminate manufacturers in the U.S. with its own HDF production facility. The acquisition of Columbia added manufacturing capability for both engineered and prefinished solid wood flooring for the U.S. and European markets. Over the past three years, the Unilin segment has invested in capital expenditures, principally in new plants and state-of-the-art equipment to increase manufacturing capacity, improve efficiency and develop new capabilities.

The manufacturing facilities for other activities in the Unilin business (insulated roofing and other wood-based panels) are all configured for cost-efficient manufacturing and production flexibility and are competitive in the European market.

Raw Materials and Suppliers

Mohawk Segment

The principal raw materials the carpet and rug business uses are nylon, polypropylene, polyester and wool resins and fibers, synthetic backing materials, latex and various dyes and chemicals. Major raw materials used in the Company’s manufacturing process are available from independent sources and the Company obtains most of its externally purchased nylon fibers principally from two major suppliers: Invista Inc., and Solutia, Inc. Although temporary disruptions of supply of carpet raw materials were experienced in 2005, the carpet and rug business has not experienced significant shortages of raw materials in recent years. The Company believes that there is an adequate supply of all grades of resin and fiber, which are readily available.

Dal-Tile Segment

In the ceramic tile business, the Company manufactures tile primarily from clay, talc, nepheline syenite and glazes. The Company has entered into a long-term supply agreement for most of its talc requirements.

The Company has long-term clay mining rights in Kentucky and Mississippi that satisfy nearly all of its clay requirements for producing unglazed quarry tile. The Company purchases a number of different grades of clay for the manufacture of its non-quarry tile. The Company believes that there is an adequate supply of all grades of clay and that all are readily available from a number of independent sources.

The Company has two suppliers for its nepheline syenite requirements. If these suppliers were unable to satisfy the requirements, the Company believes that alternative supply arrangements would be available.

Glazes are used on a significant percentage of manufactured tile. Glazes consist of frit (ground glass), zircon, stains and other materials, with frit being the largest ingredient. The Company manufactures approximately 48% of its frit requirements.

Unilin Segment

The principal raw materials used in producing boards, laminate and hardwood flooring are wood, paper, resins, coatings and stains.

Wood supply is a very fragmented market in Europe. The Company has long-standing relationships with approximately 50 suppliers. These suppliers provide a wide variety of wood species, varying from fresh round wood to several kinds of by-products of sawmills and used wood recycled specifically for chipboard production, giving the Company a cost-effective and secure supply of raw material. In the U.S., the Company has a long-term contract with a contiguously located lumber company that supplies most of its total needs for HDF board production. Supply for hardwood flooring is both localized and global depending on the various species of hardwoods and hardwood veneers used in the production of engineered hardwood flooring being available.

Major manufacturers supply the papers required in the laminate flooring business in both Europe and the U.S. The Company manufactures most of the paper impregnation internally in its laminate flooring facilities in Europe and the U.S. In Europe, the resins for paper impregnation are manufactured by the Company, which permits greater control over the laminate flooring manufacturing process, enabling the Company to produce higher-quality products.

The Company buys the balance of its resin requirements from a number of companies. The Company believes there are ample sources of supply located within a reasonable distance of Unilin’s facilities.

Competition

The principal methods of competition within the floor covering industry generally are service, style, quality, price and, to a certain extent, product innovation and technology. In each of the markets price competition and market coverage are particularly important because there is limited differentiation among competing product lines. In the laminate flooring market, the Company believes it has a competitive advantage as a result of Unilin’s industry leading design and patented technologies, which allows the Company to distinguish its laminate and hardwood flooring products in the areas of finish, quality, installation and assembly. In the Mohawk and Dal-Tile segments, the investments in advanced manufacturing, computer systems, the extensive diversity of equipment, as well as the Company’s marketing strategy and distribution system contribute to its ability to compete primarily on the basis of performance, quality, style and service, rather than just price. The carpet and rug industry has experienced substantial consolidation in recent years, and the Company is one of the largest carpet and rug manufacturers in the world. While the ceramic tile industry is more fragmented, the Company believes it is substantially larger than the next largest competitor and that it is the only significant manufacturer with its own North American distribution system. The Company faces competition in the laminate and hardwood flooring market from a large number of domestic and foreign manufacturers.

Mohawk Segment

The carpet and rug industry is highly competitive. Based on industry publications, the top 10 North American carpet and rug manufacturers (including their American and foreign divisions) in 2006 had worldwide carpet and rug sales in excess of $11 billion of the over $15 billion market. The Company believes it is the second largest producer of carpets and rugs (in terms of sales dollars) in the world based on its 2006 sales.

Dal-Tile Segment

The Company estimates that over 100 tile manufacturers, more than half of which are based outside the U.S., compete for sales of ceramic tile to customers located in the U.S. Although the U.S. ceramic tile industry is highly fragmented at both the manufacturing and distribution levels, the Company believes it is one of the largest manufacturers, distributors and marketers of ceramic tile in the U.S. and the world.

Unilin Segment

Laminate and hardwood flooring are leading growth products in the U.S. floor covering industry. Laminate flooring is produced by more than 130 industrial manufacturers in 25 countries. The Company believes it is one of the largest manufacturers, distributors and marketers of laminate flooring in the world, with a focus on high-end products. The Company is also one of the few vertically-integrated laminate flooring manufacturers in the U.S. producing both high density fiberboard and laminate flooring. The Company estimates that there are over 100 wood manufacturers located in various countries. With the acquisition of Columbia, the Company believes it is one of the largest manufacturers and distributors of hardwood in the U.S.

Patents and Trademarks

Intellectual property is important to the Company’s business, and the Company relies on a combination of patent, copyright, trademark and trade secret laws to protect its interests.

The Company uses several trademarks that it considers important in the marketing of its products, including Aladdin, American Olean, Bigelow, Dal-Tile, Durkan, Helios, Horizon, Karastan, Lees, Mohawk, Mohawk Home, “Portico®,” Quick-Step, Ralph Lauren, “UNILIN®,” UNICLIC, Columbia Flooring, Century Flooring, Universal Flooring, and “PureBond®”.

Unilin owns a number of important patent families in Europe and the U.S. The most important of these patent families is the UNICLIC family, as well as the snap, pretension, clearance and beveled edge patent families, which protects Unilin’s interlocking laminate flooring panel technology. The patents in the UNICLIC family are not expected to expire until 2017.

Sales Terms and Major Customers

The Company’s sales terms are the same as those generally available throughout the industry. The Company generally permits its customers to return carpet, rug, ceramic tile, wood, vinyl and laminate flooring purchased from it within specified time periods from the date of sale, if the customer is not satisfied with the quality of the product.

During 2007, no single customer accounted for more than 5% of total net sales, and the top ten customers accounted for less than 15% of the Company’s sales. The Company believes the loss of one or a few major customers would not have a material adverse effect on its business.

Employees

As of February 1, 2008, the Company employed approximately 36,200 persons consisting of approximately 29,500 in the U.S., approximately 3,500 in Mexico, approximately 2,300 in Europe, approximately 800 in Malaysia and approximately 100 in Canada. The majority of the Company’s European and Mexican manufacturing employees are members of unions. Most of the Company’s U.S. employees are not a party to any collective bargaining agreement. Additionally, the Company has not experienced any strikes or work stoppages in the U.S., Mexico or Malaysia for over 20 years. The Company believes that its relations with its employees are good.

Available Information

The Company’s Internet address is http://mohawkind.com. The Company makes the following reports filed by it available, free of charge, on its website under the heading “Investor Information:”

•	annual reports on Form 10-K;

•	quarterly reports on Form 10-Q;

•	current reports on Form 8-K; and

•	amendments to the foregoing reports.

The foregoing reports are made available on the Company’s website as soon as practicable after they are filed with, or furnished to, the Securities and Exchange Commission (“SEC”).

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

The floor covering industry is sensitive to changes in general economic conditions, such as consumer confidence and income, corporate and government spending, interest rate levels, availability of credit and demand for housing. The current downturn in the U.S. housing market has negatively impacted the floor covering industry and the Company’s business and further significant or prolonged declines in spending for replacement floor covering products or new construction activity could have a material adverse effect on the Company’s business.

The floor covering industry in which the Company participates is highly dependent on general economic conditions, such as consumer confidence and income, corporate and government spending, interest rate levels, availability of credit and demand for housing. The Company derives a majority of the Company’s sales from the replacement segment of the market. Therefore, economic changes that result in a significant or prolonged decline in spending for remodeling and replacement activities could have a material adverse effect on the Company’s business and results of operations.

The floor covering industry is highly dependent on construction activity, including new construction, which is cyclical in nature and currently in a downturn. The current downturn in the U.S. housing market has negatively impacted the floor covering industry and the Company’s business. Although the impact of a decline in new construction activity is typically accompanied by an increase in remodeling and replacement activity, these activities have also lagged during the current downturn. A significant or prolonged decline in residential or commercial construction activity could have a material adverse effect on the Company’s business and results of operations.

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

The Company faces intense competition in the flooring industry, which could decrease demand for the Company’s products or force it to lower prices, which could have a material adverse effect on the Company’s profitability.

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

The Company’s manufacturing facilities in Mexico and Europe represent a significant portion of the Company’s capacity for ceramic tile and laminate flooring, respectively. Accordingly, an event that has a material adverse impact on either of these operations could have a material adverse effect on the Company. The business, regulatory and political environments in Mexico and Europe differ from those in the U.S., and the Company’s Mexican and European operations are exposed to legal, currency, tax, political, and economic risks specific to the countries in which they occur, particularly with respect to labor regulations, which tend to be more stringent in Europe and, to a lesser extent, Mexico. The Company cannot assure investors that the Company will succeed in developing and implementing policies and strategies to counter the foregoing factors effectively in each location where the Company does business and therefore that the foregoing factors will not have a material adverse effect on the Company’s operations or upon the Company’s financial condition and results of operations.

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

Although NAFTA eliminated tariffs imposed on the Company’s ceramic tile manufactured in Mexico and sold in the United States effective January 1, 2008, it may also stimulate competition in the United States and Canada from manufacturers located in Mexico.

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

The future success and competitive position of certain of the Company’s businesses, particularly the Company’s laminate flooring business, depend in part upon the Company’s ability to obtain and maintain proprietary technology used in the Company’s principal product families. The Company relies, in part, on the patent, trade secret and trademark laws of the U.S. and countries in Europe, as well as confidentiality agreements with some of the Company’s employees, to protect that technology.

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

The Company has obtained and applied for numerous U.S. and Foreign Service marks and trademark registrations and will continue to evaluate the registration of additional service marks and trademarks, as appropriate. The Company cannot guarantee that any of the Company’s pending or future applications will be approved by the applicable governmental authorities. Moreover, even if such applications are approved, third parties may seek to oppose or otherwise challenge the registrations. A failure to obtain trademark registrations in the U.S. and in other countries could limit the Company’s ability to protect the Company’s trademarks and impede the Company’s marketing efforts in those jurisdictions.

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

In the past the Company has had companies claim that certain technologies incorporated in the Company’s products infringe their patent rights. There can be no assurance that the Company will not receive notices in the future from parties asserting that the Company’s products infringe, or may infringe, those parties’ intellectual property rights. The Company cannot be certain that the Company’s products do not and will not infringe issued patents or other intellectual property rights of others. Historically, patent applications in the U.S. and some foreign countries have not been publicly disclosed until the patent is issued (or, in some recent cases, until 18 months following submission), and the Company may not be aware of currently filed patent applications that relate to the Company’s products or processes. If patents are later issued on these applications, the Company may be liable for infringement.

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

Forward-Looking Information

Certain of the statements in this Annual Report on Form 10-K, particularly those anticipating future performance, business prospects, growth and operating strategies, proposed acquisitions, and similar matters, and those that include the words “believes,” “anticipates,” “forecast,” “estimates” or similar expressions constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. For those statements, Mohawk claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. There can be no assurance that the forward-looking statements will be accurate because they are based on many assumptions, which involve risks and uncertainties. The following important factors could cause future results to differ: changes in industry conditions; competition; raw material prices; energy costs; timing and level of capital expenditures; integration of acquisitions; introduction of new products; rationalization of operations; litigation; and other risks identified in Mohawk’s SEC reports and public announcements.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

The Company owns a 47,500 square foot headquarters office in Calhoun, Georgia on an eight-acre site. The Company also owns a 2,089,000 square foot manufacturing facility located in Dalton, Georgia, used by the Mohawk segment, a 1,744,072 and 974,900 square foot manufacturing facility located in Monterey, Mexico and Muskogee, Oklahoma used by the Dal-Tile segment and a 1,128,535 square foot manufacturing facility located in Wielsbeke, Belgium used by the Unilin segment. The following table summarizes the Company’s facilities both owned and leased for each segment in square feet:

	Mohawk Segment		Dal-Tile Segment		Unilin Segment
Primary Purpose	Owned	Leased	Owned	Leased	Owned	Leased
Manufacturing	19,803,505	110,454	4,420,098	—	7,509,582	876,529
Selling and Distribution	4,294,843	5,169,960	152,811	7,942,001	120,000	89,150
Other	982,825	—	321,312	36,000	142,632	—

Total	25,081,173	5,280,414	4,894,221	7,978,001	7,772,214	965,679

The Company’s properties are in good condition and adequate for its requirements. The Company believes its principal plants are generally adequate to meet its production plans pursuant to the Company’s long-term sales goals. In the ordinary course of business, the Company monitors the condition of its facilities to ensure that they remain adequate to meet long-term sales goals and production plans.

Item 3.	Legal Proceedings

The Company is involved in litigation from time to time in the regular course of its business. Except as noted below there are no material legal proceedings pending or known by the Company to be contemplated to which the Company is a party or to which any of its property is subject.

In Shirley Williams et al. v. Mohawk Industries, Inc., four plaintiffs filed a putative class action lawsuit in January 2004 in the United States District Court for the Northern District of Georgia, alleging that they are former and current employees of the Company and that the actions and conduct of the Company, including the employment of persons who are not authorized to work in the United States, have damaged them and the other members of the putative class by suppressing the wages of the Company’s hourly employees in Georgia. The plaintiffs seek a variety of relief, including (a) treble damages; (b) return of any allegedly unlawful profits; and (c) attorney’s fees and costs of litigation. In February 2004, the Company filed a Motion to Dismiss the Complaint, which was denied by the District Court in April 2004. Following appellate review of this decision, the case has been returned to the District Court and discovery is proceeding. On December 18, 2007, the plaintiffs filed a motion for class certification and on January 30, 2008, the Company filed its opposition to such motion. The court has not yet made a ruling on the motion. The Company will continue to vigorously defend itself against this action.

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

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of the Company during the fourth quarter ended December 31, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for the Common Stock

The Company’s common stock, $0.01 par value per share (the “Common Stock”) is quoted on the New York Stock Exchange (“NYSE”) under the symbol “MHK.” The table below shows the high and low sales prices per share of the Common Stock as reported on the NYSE Composite Tape, for each fiscal period indicated.

	Mohawk Common Stock
	High	Low
2006
First quarter	$90.88	80.05
Second quarter	81.50	69.47
Third quarter	77.18	62.80
Fourth quarter	79.64	70.00

2007
First quarter	$94.35	75.15
Second quarter	108.00	81.28
Third quarter	103.73	80.32
Fourth quarter	87.44	73.40

2008
First quarter (through February 25, 2008)	$83.09	63.00

As of February 25, 2008, there were approximately 340 holders of record of Common Stock. The Company has not paid or declared any cash dividends on shares of its Common Stock since completing its initial public offering. The Company’s policy is to retain all net earnings for the development of its business, and presently, it does not anticipate paying cash dividends on the Common Stock in the foreseeable future. The payment of future cash dividends will be at the sole discretion of the Board of Directors and will depend upon the Company’s profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors.

The Company did not repurchase any of its common stock during the fourth quarter of 2007.

Item 6.	Selected Financial Data

The following table sets forth the selected financial data of the Company for the periods indicated, which information is derived from the consolidated financial statements of the Company. On November 10, 2003, the Company acquired certain assets and assumed certain liabilities of the Lees Carpet division of Burlington Industries, Inc. (“Lees Carpet”) for approximately $350 million in cash. On October 31, 2005, the Company acquired all the outstanding shares of Unilin Holding NV (“Unilin Acquisition”). The total purchase price of the Unilin Acquisition, net of cash, was approximately Euro 2.1 billion (approximately $2.5 billion). On August 13, 2007, the Company acquired certain wood flooring assets and liabilities of Columbia Forest Products, Inc. (“Columbia”) for approximately $147 million in cash. The consolidated financial statements include the results of all acquisitions from the date of acquisition. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and notes thereto included elsewhere herein.

	At or for the Years Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Statement of earnings data:
Net sales	$7,586,018	7,905,842	6,620,099	5,880,372	4,999,381
Cost of sales(a)	5,471,234	5,674,531	4,851,853	4,256,129	3,605,579

Gross profit	2,114,784	2,231,311	1,768,246	1,624,243	1,393,802
Selling, general and administrative expenses	1,364,678	1,392,251	1,095,862	985,251	851,773

Operating income	750,106	839,060	672,384	638,992	542,029

Interest expense	154,469	173,697	66,791	53,392	55,575
Other expense (income), net	674	8,488	3,460	4,809	(1,980)
U.S. customs refund(b)	(9,154)	(19,436)	—	—	—

	145,989	162,749	70,251	58,201	53,595

Earnings before income taxes	604,117	676,311	602,133	580,791	488,434
Income taxes(c)	(102,697)	220,478	214,995	209,994	178,285

Net earnings	$706,814	455,833	387,138	370,797	310,149

Basic earnings per share(c)	$10.37	6.74	5.78	5.56	4.68

Weighted-average common shares outstanding	68,172	67,674	66,932	66,682	66,251

Diluted earnings per share(c)	$10.32	6.70	5.72	5.49	4.62

Weighted-average common and dilutive potential common shares outstanding	68,492	68,056	67,644	67,557	67,121

Balance sheet data:
Working capital	$1,238,220	783,148	1,277,087	972,325	592,310
Total assets(c)	8,680,050	8,212,209	8,066,025	4,429,993	4,187,638
Long-term debt (including current portion)	2,281,834	2,783,681	3,308,370	891,341	1,012,413
Stockholders’ equity	4,707,357	3,715,263	3,058,238	2,668,512	2,297,801

(a)	In 2005, gross margin was impacted by a non-recurring $34,300 ($22,300 net of tax) fair value adjustment to Unilin’s acquired inventory.
(b)	In 2007 and 2006, the Company received partial refunds from the U.S. government in reference to settlement of custom disputes dating back to 1982.
(c)	During the fourth quarter of 2007, the Company implemented a change in residency of one of its foreign subsidiaries. This tax restructuring resulted in a step up in the subsidiary’s taxable basis, which resulted in the recognition of a deferred tax asset of approximately $245,000 and a related income tax benefit of approximately $272,000.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a leading producer of floor covering products for residential and commercial applications in the U.S. and Europe with net sales in 2007 of $7.6 billion. The Company is the second largest carpet and rug manufacturer, a leading manufacturer, marketer and distributor of ceramic tile, natural stone and hardwood flooring in the U.S. and a leading producer of laminate flooring in the U.S. and Europe.

The Company has three reporting segments, the Mohawk segment, the Dal-Tile segment and the Unilin segment. The Mohawk segment manufactures, markets and distributes its product lines, which include carpet, rugs, pad, ceramic tile, hardwood, resilient and laminate, through its network of regional distribution centers and satellite warehouses using Company-operated trucks, common carrier or rail transportation. The segment product lines are sold through various selling channels, which include floor covering retailers, home centers, mass merchandisers, department stores, independent distributors, commercial dealers and commercial end users. The Dal-Tile segment manufactures, markets and distributes its product lines, which include ceramic tile, porcelain tile and stone products, through its network of regional distribution centers and approximately 262 company-operated sales service centers using Company-operated trucks, common carriers or rail transportation. The segment product lines are purchased by floor covering retailers, home centers, independent distributors, tile specialty dealers, tile contractors, and commercial end users. The Unilin segment manufactures, markets and distributes its product lines, which include laminate flooring, wood flooring, insulated roofing and other wood-based panels through various selling channels, which include independent retailers, home centers, independent distributors, contractors, and commercial users.

In 2006, the primary categories of the U.S. floor covering industry were carpet and rug (62%), ceramic tile (13%), hardwood (11%), resilient and rubber (8%), and laminate (6%). While the U.S. floor covering industry has experienced softened demand in 2007, due to the downturn in the U.S. residential housing market, compound average growth rates for all flooring categories for the period from 2002 through 2006 have met or exceeded the growth rates (measured in sales dollars) for the real gross domestic product of the U.S. over the same period. During this period, the compound average growth rate was 4.3% for carpets and rugs, 7.6% for ceramic tile, 5.3% for resilient and rubber, 13.5% for laminate and 7.1% for hardwood.

The Company reported net earnings of $706.8 million or diluted earnings per share (“EPS”) of $10.32, compared to net earnings of $455.8 million and $6.70 EPS for 2006. The increase in EPS resulted primarily from a tax restructuring in one of the Company’s foreign subsidiaries, which resulted in the recognition of a deferred tax asset of approximately $245 million and a related income tax benefit of approximately $272 million. In addition, EPS was favorably impacted by continued growth in the European and commercial channels and favorable Euro exchange rates. The increase was partially offset by lower sales demand in the Company’s U.S. residential new construction and replacement channels, which the Company believes is primarily attributable to the slowing U.S. housing industry.

The Company believes that industry demand for the products manufactured by the Company will continue to be impacted by the softened demand beginning in the fourth quarter of 2006 and continuing throughout 2007, and because of this the Company anticipates continued slow U.S. industry sales in the first quarter of 2008 that will impact margins and earnings. Both of our Mohawk and Dal-Tile segments reflect these industry trends, although the Company believes both are well-positioned for industry improvement in the long-term. The Company also continues to be impacted by higher raw material costs. The Company continues to look at ways to reduce manufacturing, administration, and marketing expenses based on current industry conditions and will continue to adjust as required.

Results of Operations

Following are the results of operations for the last three years:

	For the Years Ended December 31,
	2007		2006		2005
	(In thousands)
Statement of earnings data:
Net sales	$7,586,018	100.0%	7,905,842	100.0%	6,620,099	100.0%
Cost of sales	5,471,234	72.1%	5,674,531	71.8%	4,851,853	73.3%

Gross profit	2,114,784	27.9%	2,231,311	28.2%	1,768,246	26.7%
Selling, general and administrative expenses	1,364,678	18.0%	1,392,251	17.6%	1,095,862	16.6%

Operating income	750,106	9.9%	839,060	10.6%	672,384	10.2%

Interest expense	154,469	2.0%	173,697	2.2%	66,791	1.0%
Other (income) expense, net	674	0.0%	8,488	0.1%	3,460	0.1%
U.S. customs refund	(9,154)	-0.1%	(19,436)	-0.2%	—	0.0%

	145,989	1.9%	162,749	2.1%	70,251	1.1%

Earnings before income taxes	604,117	8.0%	676,311	8.6%	602,133	9.1%
Income taxes	(102,697)	-1.4%	220,478	2.8%	214,995	3.2%

Net earnings	$706,814	9.3%	455,833	5.8%	387,138	5.8%

Year Ended December 31, 2007, as Compared with Year Ended December 31, 2006

Net sales for the year ended December 31, 2007, were $7,586.0 million, reflecting a decrease of $319.8 million, or approximately 4.0%, from the $7,905.8 million reported for the year ended December 31, 2006. The decrease primarily occurred in the Company’s U.S. residential new construction and replacement channels, which the Company believes was caused by the slowing U.S. housing industry offset by stronger sales within the European product categories and the impact of the acquisition of the Columbia wood flooring business. The Mohawk segment recorded net sales of $4,205.7 million in 2007 compared to $4,742.1 million in 2006, representing a decrease of $536.4 million, or approximately 11.3%. The decrease was due to lower demand in its residential new construction and replacement channels, which the Company believes resulted primarily from the slowing U.S. housing industry. The Dal-Tile segment recorded net sales of $1,937.7 million in 2007, representing a decrease of $4.1 million, or approximately 0.2%, compared to $1,941.8 million reported in 2006. The decrease was primarily attributable to lower sales within its residential channel, which the Company believes was due to the slowing U.S. housing industry. The Unilin segment recorded net sales of $1,487.6 million in 2007 compared to $1,236.9 million in 2006, representing an increase of $250.7 million, or approximately 20.3%. The increase in sales was driven by an increase in selling prices, higher demand in Europe, favorable Euro exchange rates, the acquisition of the Columbia wood flooring business and an increase in patent revenues.

Quarterly net sales and the percentage changes in net sales by quarter for 2007 versus 2006 were as follows (dollars in thousands)

	2007	2006	Change
First quarter	$1,863,863	1,925,106	-3.2%
Second quarter	1,977,210	2,058,123	-3.9
Third quarter	1,937,677	2,024,019	-4.3
Fourth quarter	1,807,268	1,898,594	-4.8

Total year	$7,586,018	7,905,842	-4.0%

Gross profit was $2,114.8 million (27.9% of net sales) for 2007 and $2,231.3 million (28.2% of net sales) for 2006. Gross profit as a percentage of net sales for 2007 was unfavorably impacted by lower sales volume in the U.S., higher raw material costs and plant shutdowns in the U.S. offset by price increases and higher demand in Europe.

Selling, general and administrative expenses for 2007 were $1,364.7 million (18.0% of net sales) compared to $1,392.3 million (17.6% of net sales) for 2006. The increase in the selling, general and administrative expenses as a percentage of net sales was primarily attributable to lower sales in proportion to selling, general and administrative expenses.

Operating income for 2007 was $750.1 million (9.9% of net sales) compared to $839.1 million (10.6% of net sales) in 2006. Operating income as a percentage of net sales in 2007 was unfavorably impacted by lower sales volume, which the Company believes was primarily attributable to the slowing U.S. housing industry, and plant shutdowns partially offset by higher sales in Europe. Operating income attributable to the Mohawk segment was $254.9 million (6.1% of segment net sales) in 2007 compared to $387.4 million (8.2% of segment net sales) in 2006. Operating income as a percentage of the Mohawk segment net sales was unfavorably impacted by its residential new construction and replacement channels, which the Company believes resulted from the slowing U.S. housing industry, increased manufacturing costs resulting from lower production volume, higher raw material costs and plant shutdowns. Operating income attributable to the Dal-Tile segment was $258.7 million (13.4% of segment net sales) in 2007, compared to $270.9 million (14.0% of segment net sales) in 2006. Operating income as a percentage of the Dal-Tile segment net sales was unfavorably impacted by its residential channel, which the Company believes resulted from the slowing U.S. housing industry and a plant shutdown. Operating income attributable to the Unilin segment was $272.3 million (18.3% of segment net sales) for 2007 compared to $214.1 million (17.3% of segment net sales) for 2006. Operating income as a percentage of the Unilin segment was favorably impacted by an increase in selling prices and higher demand.

Interest expense for 2007 was $154.5 million compared to $173.7 million in 2006. The decrease in interest expense for 2007 as compared to 2006 was attributable to lower average debt, partially offset by higher interest rates in 2007 when compared to 2006.

The Company has received partial refunds from the U.S. government in reference to settling custom disputes dating back to 1982. Accordingly, the Company recorded a gain of $9.2 million ($5.8 million net of taxes) and $19.4 million ($12.3 million net of taxes) in other income (expense) in 2007 and 2006, respectively. Additional future recoveries will be recorded as realized.

The Company had an income tax benefit of $102.7 million, or (17.0)% of earnings before income taxes for 2007, compared to an income tax expense of $220.5 million, or 32.6% of earnings before income taxes for 2006. During the fourth quarter of 2007, the Company implemented a change in residency of one of its foreign subsidiaries. This tax restructuring resulted in a step up in the subsidiary’s taxable basis, which resulted in the recognition of a deferred tax asset of $245.1 million and a related income tax benefit of $271.6 million. The recognition of the deferred tax asset resulted in a reduction in the Company’s effective tax rate for the year. In addition the tax rate also decreased due to a greater percentage of income in lower taxed jurisdictions and changes implemented in the third quarter of 2007, which resulted in higher interest deductions outside the U.S.

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

The Company has received partial refunds from the U.S. government in reference to settling custom disputes dating back to 1982. Accordingly, the Company recorded a gain of $19.4 million ($12.3 million net of taxes) in other income (expense) for the twelve months ended December 31, 2006. Additional future recoveries will be recorded as realized.

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

Cash flows generated by operations for 2007 were $875.1 million compared to $782.0 million for 2006. Contributing to the improved cash flow was reduced working capital and increased depreciation and amortization compared to the prior year.

Net cash used in investing activities in 2007 was $310.2 million compared to $236.7 million for 2006. The increase is due to higher acquisition investments during 2007 as compared to 2006 partially offset by lower capital spending. Capital expenditures, including $2.8 billion for acquisitions, have totaled $3.4 billion over the past three years. Capital spending during 2008 for the Mohawk, Dal-Tile and Unilin segments combined, excluding acquisitions, is estimated to range from $300 million to $350 million, which includes approximately $100 million for strategic capacity expansions, and the remaining capital expenditures will be used primarily to purchase equipment and to add manufacturing and distribution capacity. The Company will assess the need to make the capacity expansion additions during the year based on economic and industry conditions.

Net cash used in financing activities for 2007 was $540.0 million compared to $620.8 million in 2006. The primary reason for the change was the repayment of certain indebtedness offset by increased borrowings relating to the Columbia acquisition.

On October 28, 2005, the Company entered into a $1.5 billion five-year, senior, unsecured, revolving credit and term loan facility (the “senior unsecured credit facilities”). The senior unsecured credit facilities replaced a then-existing credit facility and various uncommitted credit lines. The Company entered into the senior unsecured credit facility to finance the Unilin Acquisition and to provide for working capital requirements. The senior unsecured credit facilities consist of (i) a multi-currency $750.0 million revolving credit facility, (ii) a $389.2 million term loan facility and (iii) a Euro 300.0 million term loan facility, all of which mature on October 28, 2010. At December 31, 2007, $215.5 million of borrowings was outstanding under these facilities. The borrowings outstanding are comprised of $141.9 million under the revolving credit facility and Euro 50.0 million, or approximately $73.6 million, borrowings outstanding under the Euro term facility. The balance of the $389.2 million term loan facility was repaid in 2006.

At December 31, 2007, a total of approximately $504.4 million was available under the revolving credit facility. The amount used under the revolving credit facility at December 31, 2007, was $245.6 million. The amount used under the revolving credit facility is composed of $141.9 million borrowings, $55.6 million standby letters of credit guaranteeing the Company’s industrial revenue bonds and $48.1 million standby letters of credit related to various insurance contracts and foreign vendor commitments.

The senior unsecured credit facilities bear interest at (i) the greater of (x) prime rate or (y) the overnight federal funds rate plus 0.50%, or (ii) LIBOR plus an indexed amount based on the Company’s senior, unsecured, long-term debt rating.

The Company has an on-balance sheet trade accounts receivable securitization agreement (the “Securitization Facility”). The Securitization Facility allows the Company to borrow up to $350.0 million based on available accounts receivable. At December 31, 2007 and 2006, the Company had $190.0 million outstanding. The Securitization Facility is secured by trade receivables. During the third quarter of 2007, the Company extended the term of its Securitization Facility until July 2008.

On November 8, 2005, one of the Company’s subsidiaries entered into a Euro 130.0 million, five-year unsecured, revolving credit facility, maturing on November 8, 2010 (the “Euro revolving credit facility”). This agreement bears interest at EURIBOR plus an indexed amount based on the Company’s senior, unsecured, long-term debt rating. The Company guaranteed the obligations of that subsidiary under the Euro revolving credit facility and any of the Company’s other subsidiaries that become borrowers under the Euro revolving credit facility. As of December 31, 2007, the Company had no borrowings outstanding under this facility. As of December 31, 2006, the Company had borrowings outstanding of Euro 18.8 million, or approximately $24.8 million, under this facility.

The Company’s senior unsecured credit facilities and the Euro revolving credit facility both contain debt to capital ratio requirements and other customary covenants. The Company was in compliance with these covenants at December 31, 2007. Under both of these credit facilities, the Company must pay an annual facility fee ranging from 0.06% to 0.25% depending upon the Company’s senior, unsecured long-term debt rating.

On January 17, 2006, the Company issued $500.0 million aggregate principal amount of 5.750% notes due 2011 and $900.0 million aggregate principal amount of 6.125% notes due 2016. The net proceeds from the issuance of these notes were used to pay off a $1.4 billion bridge credit facility entered into in connection with the Unilin Acquisition. Interest payable on each series of the notes is subject to adjustment if either Moody’s Investor Service, Inc. or Standard & Poor’s Ratings Services, or both, downgrades the rating they have assigned to the notes. Each rating agency downgrade results in a 0.25% increase in the interest rate, subject to a maximum increase of 1% per rating agency. If later the rating of these notes improves, then the interest rates would be reduced accordingly. The provision for increasing the interest rate will no longer apply if the rating of these notes from both rating agencies improves above the rating of these notes in effect at the time of the issuance of the notes. There have been no adjustments to the interest rate of these notes.

In 2002, the Company issued $300.0 million aggregate principal amount of its senior 6.5% notes due 2007 and $400.0 million aggregate principal amount of its senior 7.2% notes due 2012. In April 2007, the Company repaid its $300.0 million aggregate principal amount of its senior 6.5% notes. The Company used $220.0 and $80.0 million of its availability under its Securitization Facility and its revolving credit facility, respectively, to repay the 6.5% notes.

The Company believes that cash generated from operations in 2008 and availability under its existing revolving credit facility will be sufficient to meet its capital expenditures and working capital requirements in 2008.

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

On October 31, 2005, the Company entered into a Discounted Stock Purchase Agreement (the “DSPA”) with certain members of the Unilin management team (the “Unilin Management”). Under the terms of the DSPA, the Company will be obligated to make cash payments to the Unilin Management in the event that certain performance goals are satisfied. In each of the years in the five-year period ended December 31, 2010, the remaining members of Unilin Management can earn amounts, in the aggregate, equal to the average value of 30,671 shares of the Company’s common stock over the 20 trading day period ending on December 31 of the prior year. Any failure in a given year to reach the performance goals may be rectified, and consequently the amounts payable with respect to achieving such criteria may be made, in any of the other years. The amount of the liability is measured each period and recognized as compensation expense in the statement of operations. During the fiscal year ended December 31, 2007, the Company expensed approximately $2.3 million under the DSPA.

The outstanding checks in excess of cash represent trade payables checks that have not yet cleared the bank. When the checks clear the bank, they are funded by the revolving credit facility. This policy does not impact any liquid assets on the consolidated balance sheets.

The following is a summary of the Company’s future minimum payments under contractual obligations as of December 31, 2007 (in thousands):

	Total	2008	2009	2010	2011	2012	Thereafter
Recorded Contractual Obligations:
Long-term debt, including current maturities and capital leases	$2,281,834	260,439	4,141	215,685	500,197	400,201	901,171

Unrecorded Contractual Obligations:
Interest payments on long-term debt and capital leases(1)	641,389	136,604	124,042	121,908	85,115	63,419	110,301
Operating leases	458,656	106,376	93,337	72,930	56,530	42,824	86,659
Purchase commitments (2)	372,568	279,236	85,399	7,582	351	—	—
Expected pension contributions(3)	1,958	1,958	—	—	—	—	—
Guarantees	89,546	89,546	—	—	—	—	—

	1,564,117	613,720	302,778	202,420	141,996	106,243	196,960

Total	$3,845,951	874,159	306,919	418,105	642,193	506,444	1,098,131

(1)	For fixed rate debt, the Company calculated interest based on the applicable rates and payment dates. For variable rate debt, the Company estimated average outstanding balances for the respective periods and applied interest rates in effect at December 31, 2007 to these balances.
(2)	Includes commitments for natural gas, electricity and raw material purchases.
(3)	Includes the estimated pension contributions for 2008 only, as the Company is unable to estimate the pension contributions beyond 2008.

As of December 31, 2007, the Company has accrued income tax liabilities for uncertain tax positions of $116.9 million, of which $48.8 million is current. These liabilities have not been presented in the table above due to uncertainty as to amounts and timing regarding future payments.

Critical Accounting Policies

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the U.S., the Company must make decisions which impact the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. Such decisions include the selection of appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, the Company applies judgment based on its understanding and analysis of the relevant circumstances and historical experience. Actual amounts could differ from those estimated at the time the consolidated financial statements are prepared.

The Company’s significant accounting policies are described in Note 1 to the Consolidated Financial Statements included elsewhere in this report. Some of those significant accounting policies require the Company to make subjective or complex judgments or estimates. Critical accounting policies are defined as those that are both most important to the portrayal of a company’s financial condition and results and require management’s most difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

The Company believes the following accounting policies require it to use judgments and estimates in preparing its consolidated financial statements and represent critical accounting policies.

•

Accounts receivable and revenue recognition. Revenues are recognized when there is persuasive evidence of an arrangement, delivery has occurred, the price has been fixed or is determinable, and collectibility can be reasonably assured. The Company provides allowances for expected cash discounts, returns, claims and doubtful accounts based upon historical bad debt and claims experience and periodic evaluation of specific customer accounts and the aging of accounts receivable. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

•

Goodwill and indefinite life intangible assets are subject to annual impairment testing. The impairment tests are based on determining the fair value of the specified reporting units and indefinite life intangible assets based on management judgments and assumptions using the discounted cash flows and market value approaches for the fair value determination of goodwill and indefinite life intangibles. These judgments and assumptions could materially change the value of the specified reporting units and indefinite life intangible assets and, therefore, could materially impact the Company’s consolidated financial statements. Intangible assets with definite lives are amortized over their useful lives. The useful life of a definite-lived intangible asset is based on assumptions and judgments made by management at the time of acquisition. Changes in these judgments and assumptions that could include a loss of customers, a change in the assessment of future operations or a prolonged economic downturn could materially change the value of the definite-lived intangible assets and, therefore, could materially impact the Company’s financial statements.

•

The Company’s tax rate is based on its income, statutory tax rates and tax planning opportunities available in the jurisdictions in which it operates. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining the Company’s tax expense and in evaluating the Company’s tax positions. Deferred tax assets represent amounts available to reduce income taxes payable on taxable income in a future period. The Company evaluates the recoverability of these future tax deductions by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income inherently rely on estimates, including business forecasts and other projections of financial results over an extended period of time. In the event that the Company is not able to realize all or a portion of its deferred tax assets in the future a valuation allowance is provided. The Company would recognize such amounts through a charge to income in the period in which that determination is made or when tax law changes are enacted.

In the ordinary course of business there is inherent uncertainty in quantifying the Company’s income tax positions. The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon the Company’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the consolidated financial statements.

•

Environmental and legal accruals are estimates based on judgments made by the Company relating to ongoing environmental and legal proceedings, as disclosed in the Company’s consolidated financial statements. In determining whether a liability is probable and reasonably estimable, the Company consults with its internal experts. The Company believes that the amounts recorded in the accompanying financial statements are based on the best estimates and judgments available to it.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of FIN 48 on January 1, 2007, did not have a material impact on the Company’s consolidated financial statements.

In September 2006, FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy. Additionally, companies are required to provide certain disclosures regarding instruments within the hierarchy, including a reconciliation of the beginning and ending balances for each major category of assets and liabilities. SFAS 157 is effective for the Company’s fiscal year beginning January 1, 2008 for financial assets and liabilities and January 1, 2009 for non-financial assets and liabilities. The Company is currently evaluating the impact of SFAS No. 157 on its consolidated financial statements.

In September 2006, FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans- an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires an employer that sponsors one or more single-employer defined benefit plans to recognize the over-funded or under-funded status of a benefit plan in its statement of financial position, recognize as a component of other comprehensive income, net of tax, gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit costs pursuant to SFAS No. 87, “Employers Accounting for Pensions,” or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations. The recognition and disclosure provisions required by SFAS No. 158 were effective for the Company’s fiscal year ending December 31, 2006. The measurement date provisions are effective for fiscal years ending after December 15, 2008. The Company adopted SFAS No. 158 for its fiscal year ended December 31, 2006 which resulted in the Company recording $818 in accumulated other comprehensive income for amounts that had not been previously recorded in net periodic benefit cost. The Company is currently evaluating the impact of the measurement date provisions of SFAS No. 158 on its consolidated financial statements.

In February 2007, FASB issued SFAS No. 159 (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115.” SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS No. 159, a company may elect to use fair value to measure eligible items at a specified election date and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. If elected, SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing whether fair value accounting is appropriate for any eligible items and has not estimated the impact, if any, on its consolidated financial statements.

In December 2007, FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. Once adopted, the Company will assess the impact of SFAS 141R upon the occurrence of a business combination.

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on its consolidated financial statements.

Impact of Inflation

Inflation affects the Company’s manufacturing costs, distribution costs and operating expenses. The carpet, tile and laminate industry have experienced significant inflation in the prices of raw materials and fuel-related costs beginning in the first quarter of 2004. For the period from 1999 through the beginning of 2004 the carpet and tile industry experienced moderate inflation in the prices of raw materials and fuel-related costs. In the past, the Company has generally been able to pass along these price increases to its customers and has been able to enhance productivity to help offset increases in costs resulting from inflation in its operations.

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

Any gain or loss is reclassified from other comprehensive income and recognized in cost of goods sold in the same period or periods during which the hedged transaction affects earnings. At December 31, 2007, the Company had natural gas contracts that mature from January 2008 to March 2008 with an aggregate notional amount of approximately 310 thousand MMBTU’s. The fair value of these contracts was a liability of $0.3 million as of December 31, 2007. At December 31, 2006, the Company had natural gas contracts that matured from January 2007 to October 2007 with an aggregate notional amount of approximately 1,400 thousand MMBTU’s. The fair value of these contracts was a liability of $2.4 million as of December 31, 2006. The offset to these assets is recorded in other comprehensive income, net of applicable income taxes. The ineffective portion of the derivative is recognized in the cost of goods sold within the consolidated statements of earnings and was not significant for the periods reported. The amount that the Company anticipates will be reclassified out of accumulated other comprehensive income in the next twelve months is a loss of approximately $0.3 million, net of taxes.

The Company’s natural gas long-term supply agreements are accounted for under the normal purchase provision within SFAS No. 133 and its amendments. At December 31, 2007, the Company had normal purchase commitments of approximately 303 thousand MMBTU’s for periods maturing from January 2008 through March 2008. The contracted value of these commitments was approximately $2.8 million at December 31, 2007. At December 31, 2006, the Company had normal purchase commitments of approximately 1,748 thousand MMBTU’s for periods maturing from January 2007 through March 2008. The contracted value of these commitments was approximately $15.4 million at December 31, 2006.

Foreign Currency Rate Management

The Company enters into foreign exchange forward contracts to hedge foreign denominated costs associated with its operations in Mexico. The objective of these transactions is to reduce volatility of exchange rates where these operations are located by fixing a portion of their costs in U.S. currency. Accordingly, these contracts have been designated as cash flow hedges. Gains and losses are reclassified from other comprehensive income and recognized in cost of goods sold in the same period or periods during which the hedged transaction affects earnings. The Company had forward contracts to purchase approximately 244.0 million Mexican pesos at December 31, 2007. The aggregate U.S. dollar value of these contracts at December 31, 2007 was approximately $21.8 million and the fair value of these contracts was an asset of approximately $0.2 million. The Company had no forward contracts outstanding at December 31, 2006.

Item 8.	Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Mohawk Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Mohawk Industries, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the combined consolidated financial statements of Unilin Flooring BVBA and Unilin Holding Inc. and their respective subsidiaries (Unilin Group), which financial statements reflect total assets constituting approximately 40 percent as of December 31, 2006 and total revenues constituting approximately 16 and 3 percent as of December 31, 2006 and 2005, respectively, of the related consolidated totals. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Unilin Group, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mohawk Industries, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 13 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, effective January 1, 2007. As discussed in Note 11 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mohawk Industries, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Atlanta, Georgia February 29, 2008

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

Represented by

/s/ Veerle Catry
Veerle Catry

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Mohawk Industries, Inc.:

We have audited Mohawk Industries, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Mohawk Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, as set forth in Item 9A of Mohawk Industries, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Mohawk Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mohawk Industries and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 29, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Atlanta, Georgia February 29, 2008

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2007 and 2006

(In thousands, except per share data)

	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$89,604	63,492
Receivables, net	821,113	910,021
Inventories	1,276,568	1,225,874
Prepaid expenses and other assets	123,395	114,088
Deferred income taxes	139,040	99,251

Total current assets	2,449,720	2,412,726
Property, plant and equipment, net	1,975,721	1,888,088
Goodwill	2,797,339	2,699,639
Tradenames	707,086	662,314
Other intangible assets, net	464,783	517,780
Deferred income taxes and other assets	285,401	31,662

	$8,680,050	8,212,209

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$260,439	576,134
Accounts payable and accrued expenses	951,061	1,053,444

Total current liabilities	1,211,500	1,629,578
Deferred income taxes	614,619	628,311
Long-term debt, less current portion	2,021,395	2,207,547
Other long-term liabilities	125,179	31,510

Total liabilities	3,972,693	4,496,946

Stockholders’ equity:
Preferred stock, $.01 par value; 60 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 150,000 shares authorized; 79,404 and 78,816 shares issued in 2007 and 2006, respectively	794	788
Additional paid-in capital	1,203,957	1,152,420
Retained earnings	3,462,343	2,755,529
Accumulated other comprehensive gain	363,981	130,372

	5,031,075	4,039,109
Less treasury stock at cost; 11,046 and 11,051 shares in 2007 and 2006, respectively	323,718	323,846

Total stockholders’ equity	4,707,357	3,715,263

	$8,680,050	8,212,209

See accompanying notes to consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

Years Ended December 31, 2007, 2006 and 2005

(In thousands, except per share data)

	2007	2006	2005
Net sales	$7,586,018	7,905,842	6,620,099
Cost of sales	5,471,234	5,674,531	4,851,853

Gross profit	2,114,784	2,231,311	1,768,246
Selling, general and administrative expenses	1,364,678	1,392,251	1,095,862

Operating income	750,106	839,060	672,384

Other expense (income):
Interest expense	154,469	173,697	66,791
Other expense	22,997	17,515	11,714
Other income	(22,323)	(9,027)	(8,254)
U.S. customs refund	(9,154)	(19,436)	—

	145,989	162,749	70,251

Earnings before income taxes	604,117	676,311	602,133
Income taxes	(102,697)	220,478	214,995

Net earnings	$706,814	455,833	387,138

Basic earnings per share	$10.37	6.74	5.78

Weighted-average common shares outstanding	68,172	67,674	66,932

Diluted earnings per share	$10.32	6.70	5.72

Weighted-average common and dilutive potential common shares outstanding	68,492	68,056	67,644

See accompanying notes to consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

Years Ended December 31, 2007, 2006 and 2005

(In thousands)

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock		Total stockholders’ equity

	Shares	Amount				Shares	Amount
Balances at December 31, 2004	77,514	$775	1,058,537	1,912,558	(2,441)	(10,755)	(300,917)	$2,668,512
Stock options exercised	378	4	10,070	—	—	—	—	10,074
Stock issuance	586	6	47,429	—	—	—	—	47,435
Purchase of treasury stock	—	—	—	—	—	(186)	(14,521)	(14,521)
Grant to executive incentive plan and other	—	—	2,717	—	—	(40)	(3,363)	(646)
Tax benefit from exercise of stock options	—	—	5,238	—	—	—	—	5,238
Comprehensive income:
Currency translation adjustment	—	—	—	—	(47,074)	—	—	(47,074)
Unrealized gain on hedge instruments net of taxes	—	—	—	—	2,082	—	—	2,082
Net earnings	—	—	—	387,138	—	—	—	387,138

Total comprehensive income								342,146

Balances at December 31, 2005	78,478	785	1,123,991	2,299,696	(47,433)	(10,981)	(318,801)	3,058,238
Stock options exercised	338	3	12,666	—	—	—	—	12,669
Stock based compensation expense	—	—	11,925	—	—	—	—	11,925
Purchase of treasury stock	—	—	—	—	—	(74)	(5,180)	(5,180)
Grant to executive incentive plan and other	—	—	260	—	—	4	135	395
Tax benefit from exercise of stock options	—	—	3,578	—	—	—	—	3,578
Adoption of SFAS 158					818			818
Comprehensive income:
Currency translation adjustment	—	—	—	—	179,789	—	—	179,789
Unrealized loss on hedge instruments net of taxes	—	—	—	—	(2,802)	—	—	(2,802)
Net earnings	—	—	—	455,833	—	—	—	455,833

Total comprehensive income								632,820

Balances at December 31, 2006	78,816	788	1,152,420	2,755,529	130,372	(11,051)	(323,846)	3,715,263
Stock options exercised	588	6	30,869	—	—	—	—	30,875
Stock based compensation expense	—	—	13,594	—	—	—	—	13,594
Grant to executive incentive plan and other	—	—	246	—	—	5	128	374
Tax benefit from exercise of stock options	—	—	6,828	—	—	—	—	6,828
Comprehensive income:
Currency translation adjustment	—	—	—	—	230,941	—	—	230,941
Unrealized gain on hedge instruments net of taxes	—	—	—	—	1,453	—	—	1,453
Pension prior service cost and actuarial gain or loss	—	—	—	—	1,215	—	—	1,215
Net earnings	—	—	—	706,814	—	—	—	706,814

Total comprehensive income								940,423

Balances at December 31, 2007	79,404	$794	$1,203,957	$3,462,343	$363,981	(11,046)	$(323,718)	$4,707,357

See accompanying notes to consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2007, 2006 and 2005

(In thousands, except per share data)

	2007	2006	2005
Cash flows from operating activities:
Net earnings	$706,814	455,833	387,138
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	306,437	274,952	150,657
Deferred income taxes	(289,902)	(68,956)	9,304
Loss on sale of property, plant and equipment	7,689	5,625	4,676
Tax benefit on exercise of stock awards	—	—	5,238
Excess tax benefit from stock-based compensation	(6,828)	(3,578)	—
Stock based compensation expense	13,594	11,925	—
Changes in assets and liabilities, net of effects of acquisitions:
Receivables	127,475	(20,982)	1,059
Inventories	20,976	4,823	(33,570)
Accounts payable and accrued expenses	(58,776)	86,890	94,475
Other assets and prepaid expenses	31,007	26,688	(62,205)
Other liabilities	16,591	8,825	4,772

Net cash provided by operating activities	875,077	782,045	561,544

Cash flows from investing activities:
Additions to property, plant and equipment	(163,076)	(165,769)	(247,306)
Acquisitions, net of cash	(147,097)	(70,907)	(2,613,529)

Net cash used in investing activities	(310,173)	(236,676)	(2,860,835)

Cash flows from financing activities:
Net change in short term credit lines	—	—	(37,721)
Payments on revolving line of credit	(1,813,731)	(1,546,679)	(539,294)
Proceeds from revolving line of credit	1,652,993	1,409,611	856,940
Proceeds (repayment) on bridge loan	—	(1,400,000)	1,400,000
Proceeds from issuance of senior notes	—	1,386,841	—
Net change in asset securitization borrowings	—	150,000	(50,000)
Payments on term loans	(373,153)	(589,052)	(15,055)
Proceeds on term loans	—	—	750,000
Payments of other debt	(310)	(13,380)	(30,861)
Excess tax benefit from stock-based compensation	6,828	3,578	—
Change in outstanding checks in excess of cash	(43,520)	(29,250)	63,670
Acquisition of treasury stock	—	(5,180)	(14,521)
Common stock transactions	30,875	12,669	57,509

Net cash provided by (used in) financing activities	(540,018)	(620,842)	2,440,667

Effect of exchange rate changes on cash and cash equivalents	1,226	4,380	(6,791)

Net change in cash and cash equivalents	26,112	(71,093)	134,585
Cash and cash equivalents, beginning of year	63,492	134,585	—

Cash and cash equivalents, end of year	$89,604	63,492	134,585

See accompanying notes to consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2007, 2006 and 2005

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

Revenues, which are recorded net of taxes collected from customers, are recognized when there is persuasive evidence of an arrangement, delivery has occurred, the price has been fixed or is determinable, and collectibility can be reasonably assured. The Company provides allowances for expected cash discounts, returns, claims and doubtful accounts based upon historical bad debt and claims experience and periodic evaluations of specific customer accounts. Royalty revenues received from third parties for patents are recognized based on contractual agreements.

(d) Inventories

The Company accounts for all inventories on the first-in, first-out (“FIFO”) method. Inventories are stated at the lower of cost or market (net realizable value). Cost has been determined using the FIFO method. Costs included in inventory include raw materials, direct and indirect labor and employee benefits, depreciation, general manufacturing overhead and various other costs of manufacturing. Market, with respect to all inventories, is replacement cost or net realizable value. Inventories on hand are compared against anticipated future usage, which is a function of historical usage, anticipated future selling price, expected sales below cost, excessive quantities and an evaluation for obsolescence. Actual results could differ from assumptions used to value obsolete inventory, excessive inventory or inventory expected to be sold below cost and additional reserves may be required.

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

(f) Goodwill and Other Intangible Assets

In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) the Company tests goodwill and other intangible assets with indefinite lives for impairment on an annual basis (or on an interim basis if an event occurs that might reduce the fair value of the reporting unit below its carrying value). The Company conducts testing for impairment during the fourth quarter of its fiscal year. Intangible assets that do not have indefinite lives are amortized based on average lives, which range from 7-16 years.

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

(h) Financial Instruments

The Company’s financial instruments consist primarily of receivables, accounts payable, accrued expenses and long-term debt. The carrying amount of receivables, accounts payable and accrued expenses approximates its fair value because of the short-term maturity of such instruments. The carrying amount of the Company’s floating rate debt approximates its fair value. Interest rates that are currently available to the Company for issuance of long-term debt with similar terms and remaining maturities are used to estimate the fair value of the Company’s long-term debt. The estimated fair value of the Company’s long-term debt at December 31, 2007 and 2006 was $2,314,445 and $2,796,668, compared to a carrying amount of $2,281,834 and $2,783,681, respectively.

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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The Company formally documents hedging instruments and hedging items, as well as its risk management objective and strategy for undertaking hedged items. This process includes linking all derivatives that are designated as fair value and cash flow hedges to specific assets, liabilities or firm commitments on the consolidated balance sheet or to forecasted transactions. The Company also formally assesses, both at inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair value or cash flows of hedged items. Regression analysis is used to assess effectiveness of the hedging relationship and the dollar offset method is used to measure any ineffectiveness associated with the hedges. When it is determined that a derivative is not highly effective, the derivative expires, or is sold, terminated, or exercised, or the derivative is discontinued because it is unlikely that a forecasted transaction will occur, the Company discontinues hedge accounting prospectively for that specific hedge instrument.

(j) Advertising Costs and Vendor Consideration

Advertising and promotion expenses are charged to earnings during the period in which they are incurred. Advertising and promotion expenses included in selling, administrative, and general expenses were $56,168 in 2007, $55,254 in 2006 and $41,339 in 2005.

Vendor consideration, generally cash, is classified as a reduction of net sales, unless specific criteria are met regarding goods or services that the vendor may receive in return for this consideration. The Company makes various payments to customers, including slotting fees, advertising allowances, buy-downs and co-op advertising. All of these payments reduce gross sales with the exception of co-op advertising. Co-op advertising is classified as a selling, general and administrative expense in accordance with EITF 01-09. Co-op advertising expenses, a component of advertising and promotion expenses, were $5,686 in 2007, $13,352 in 2006 and $14,408 in 2005.

(k) Impairment of Long-Lived Assets

Long-lived assets and intangibles subject to amortization are reviewed for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the carrying amount of the asset exceeds the expected undiscounted cash flows of the asset, an impairment charge is recognized equal to the amount by which the carrying amount exceeds the expected undiscounted cash flows. Assets held for sale are reported at the lower of the carrying amount or fair value less estimated costs of disposal and are no longer depreciated.

(l) Foreign Currency Translation

The Company’s subsidiaries that operate outside the United States use their local currency as the functional currency, with the exception of operations carried out in Canada and Mexico, in which case the functional currency is the U.S. dollar. Other than Canada and Mexico, the functional currency is translated into U.S. dollars for balance sheet accounts using the month end rates in effect as of the balance sheet date and average exchange rate for revenue and expense accounts for each respective period. The translation adjustments are deferred as a separate component of stockholders’ equity, within other comprehensive income. Gains or losses resulting from transactions denominated in foreign currencies are included in other income or expense, within the consolidated statements of earnings. The assets and liabilities of the Company’s Canada and Mexico operations are re-measured using a month end rate, except for non-monetary assets and liabilities, which are re-measured using the historical exchange rate. Income and expense accounts are re-measured using an average monthly rate for the period, except for expenses related to those balance sheet accounts that are re-measured using historical exchange rates. The resulting re-measurement adjustment is reported in the consolidated statements of earnings when incurred.

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

Dilutive common stock options are included in the diluted EPS calculation using the treasury stock method. Common stock options that were not included in the diluted EPS computation because the options’ exercise price was greater than the average market price of the common shares for the periods presented were 775, 1,271 and 351 for 2007, 2006 and 2005, respectively.

Computations of basic and diluted earnings per share are presented in the following table:

	Years Ended December 31,
	2007	2006	2005
Net earnings	$706,814	455,833	387,138

Weighted-average common and dilutive potential common shares outstanding:
Weighted-average common shares outstanding	68,172	67,674	66,932
Add weighted-average dilutive potential common shares—options to purchase common shares, net	320	382	712

Weighted-average common and dilutive potential common shares outstanding.	68,492	68,056	67,644

Basic earnings per share	10.37	6.74	5.78

Diluted earnings per share	10.32	6.70	5.72

(n) Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for its stock compensation plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no stock-based employee compensation cost related to stock options was recognized in the Consolidated Statement of Earnings as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), using the modified-prospective-transition method. Under that transition method, compensation cost for 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Compensation expense is recognized on a straight-line basis over the options estimated lives for fixed awards with ratable vesting provisions. Results for prior periods have not been restated.

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

2005
Net earnings as reported	$387,138
Deduct: Stock-based employee compensation expense determined under fair value based method for all options, net of related tax effects	(8,628)

Pro forma net earnings	$378,510

Net earnings per common share (basic)
As reported	$5.78
Pro forma	$5.66
Net earnings per common share (diluted)
As reported	$5.72
Pro forma	$5.60

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

Amounts recorded in accumulated other comprehensive income on the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2007, 2006 and 2005 are as follows:

	Translation adjustment	Hedge instruments	SFAS 158	Tax expense (benefit)	Total
December 31, 2005	$(48,702)	1,998	—	(729)	(47,433)
2006 activity	179,789	(4,412)	818	1,610	177,805

December 31, 2006	131,087	(2,414)	818	881	130,372
2007 activity	230,941	2,288	1,215	(835)	233,609

December 31, 2007	$362,028	(126)	2,033	46	363,981

(p) Recent Accounting Pronouncements

In July 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109,” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 were effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of FIN 48 on January 1, 2007 did not have a material impact on the Company’s consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy. Additionally, companies are required to provide certain disclosures regarding instruments within the hierarchy, including a reconciliation of the beginning and ending balances for each major category of assets and liabilities. SFAS 157 is effective for the Company’s fiscal year beginning January 1, 2008 for financial assets and liabilities and January 1, 2009 for non-financial assets and liabilities. The Company is currently evaluating the impact of SFAS No. 157, if any, on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires an employer that sponsors one or more single-employer defined benefit plans to recognize the over-funded or under-funded status of a benefit plan in its statement of financial position, recognize as a component of other comprehensive income, net of tax, gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit costs pursuant to SFAS No. 87, “Employers Accounting for Pensions,” or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations. The recognition and disclosure provisions required by SFAS No. 158 were effective for the Company’s fiscal year ending December 31, 2006. The measurement date provisions are effective for fiscal years ending after December 15, 2008. The Company adopted SFAS No. 158 for its fiscal year ended December 31, 2006 which resulted in the Company recording $818 in accumulated other comprehensive income for amounts that had not been previously recorded in net periodic benefit cost. The Company is currently evaluating the impact of the measurement date provisions of SFAS No. 158 on its consolidated financial statements.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS No. 159, a company may elect to use fair value to measure eligible items at a specified election date and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. If elected, SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing whether fair value accounting is appropriate for any eligible items and has not estimated the impact, if any, on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. Once adopted, the Company will assess the impact of SFAS 141R upon the occurrence of a business combination.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on its consolidated financial statements.

(q) Fiscal Year

The Company ends its fiscal year on December 31. Each of the first three quarters in the fiscal year ends on the Saturday nearest the calendar quarter end.

(r) Reclassifications

The Company reclassified certain prior period financial statement balances to conform to the current year presentations (See Note 3).

(2) Acquisitions

During 2006, the Company acquired certain assets of a carpet backing manufacturer for approximately $73,000 which was paid for in cash.

During 2007, the Company acquired certain wood flooring assets and liabilities of Columbia Forest Products, Inc. (“Columbia”) for approximately $147,000. The acquisition includes the assets of two pre-finished solid plants and one engineered wood plant in the United States and an engineered wood plant in Malaysia. In connection with the acquisition, the Company recorded $13,069 in goodwill. The results of operations from the date of acquisition are included in the Company’s consolidated results. Net sales were approximately $65,000 and operating income was not significant to the consolidated results for the year ending December 31, 2007.

(3) Receivables

Receivables are as follows:

	2007	2006
Customers, trade	$845,446	932,022
Other	31,977	47,798

	877,423	979,820
Less allowance for discounts, returns, claims and doubtful accounts	56,310	69,799

Net receivables	$821,113	910,021

At December 31, 2006, the Company reclassified approximately $28,500 of product warranty claims from the allowance for discounts, returns, claims and doubtful accounts to current liabilities. In addition, at December 31, 2006, the Company reclassified approximately $24,800 of receivables from prepaid expenses and other assets to customers, trade.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The following table reflects the activity of allowances for discounts, returns, claims and doubtful accounts for the years ended December 31:

	Balance at beginning of year	Additions charged to costs and expenses(1)	Deductions(2)	Balance at end of year
2005	$71,830	274,659	269,767	76,722
2006	76,722	293,029	299,952	69,799
2007	69,799	270,993	284,482	56,310

(1)	Includes $1,500 in 2007 related to the Columbia acquisition and $2,035 in 2005 related to the Unilin acquisition. These amounts were not charged to costs and expenses.
(2)	Represents charge-offs, net of recoveries.

(4) Inventories

The components of inventories are as follows:

	2007	2006
Finished goods	$804,408	$806,463
Work in process	100,582	95,746
Raw materials	371,578	323,665

Total inventories	$1,276,568	1,225,874

(5) Goodwill and Other Intangible Assets

The Company evaluates its goodwill and indefinite life intangibles on an annual basis for impairment. The Company has three reporting segments, the Mohawk segment, the Dal-Tile segment, and the Unilin segment. Accordingly the Company has assigned the acquired goodwill and indefinite life intangibles to the respective reporting segments. During the fourth quarter of 2007, the Company evaluated the goodwill and indefinite life intangibles using the discounted cash flow and market approaches and determined that there was no impairment.

The following table summarizes the components of intangible assets:

Goodwill:

	Mohawk	Dal-Tile	Unilin	Total
Balances as of January 1, 2006	$198,132	1,191,672	1,232,159	2,621,963
Goodwill acquired during the year	1,000	(8,882)	(19,209)	(27,091)
Effect of translation	—	—	104,767	104,767

Balances as of December 31, 2006	199,132	1,182,790	1,317,717	2,699,639
Goodwill acquired during the year	—	3,223	(19,379)	(16,156)
Effect of translation	—	—	113,856	113,856

Balances as of December 31, 2007	$199,132	1,186,013	1,412,194	2,797,339

During 2007, the Company recorded additional goodwill of $13,069 in the Unilin segment for the acquisition of certain wood flooring assets and liabilities of Columbia Forest Products, Inc. Additionally in 2007, changes in the Unilin reporting segment relate to adjustments to the opening balance sheet including the reversal

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

of pre acquisition tax liabilities of $32,448. During 2007, changes in the Dal-Tile segment relate to adjustments to the opening balance sheet including the adjustment of pre acquisition liabilities of $3,223. The change in goodwill during 2006 within the Unilin segment resulted from adjustments to the opening balance sheet including the reversal of pre acquisition tax liabilities of $16,644. In addition, the Company recognized additional goodwill of $1,000 related to an earn-out agreement entered into in 2003 in the Mohawk segment and reversed certain pre-acquisition tax liabilities in the Dal-Tile segment in 2006.

Intangible assets:

	Tradenames
Indefinite life assets not subject to amortization:
Balance as of January 1, 2006	$622,094
Effect of translation	40,220

Balance as of December 31, 2006	662,314
Effect of translation	44,772

Balance as of December 31, 2007	$707,086

	Customer relationships	Patents	Total
Intangible assets subject to amortization:
Balance as of January 1, 2006	$307,566	244,437	552,003
Amortization during period	(44,186)	(36,943)	(81,129)
Effect of translation	20,733	26,173	46,906

Balance as of January 1, 2007	284,113	233,667	517,780
Amortization during period	(46,751)	(48,202)	(94,953)
Effect of translation	18,730	23,226	41,956

Balance as of December 31, 2007	$256,092	208,691	464,783

	Years Ended December 31,
	2007	2006	2005
Amortization expense:
Aggregation amortization expense	$94,953	81,129	17,324

Estimated amortization expense for the years ended December 31, are as follows:

2008	$83,650
2009	82,172
2010	80,152
2011	77,937
2012	66,911

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(6) Property, Plant and Equipment

Following is a summary of property, plant and equipment:

	2007	2006
Land	$193,867	178,553
Buildings and improvements	747,542	698,878
Machinery and equipment	2,123,351	2,006,849
Furniture and fixtures	54,826	53,961
Leasehold improvements	42,308	33,702
Construction in progress	151,741	96,579

	3,313,635	3,068,522
Less accumulated depreciation and amortization	1,337,914	1,180,434

Net property, plant and equipment	$1,975,721	1,888,088

Property, plant and equipment included capitalized interest of $4,446, $7,477 and $6,000 in 2007, 2006 and 2005, respectively. Depreciation expense was $207,613, $189,388 and $133,333 for 2007, 2006 and 2005, respectively. Included in the property, plant and equipment are capital leases with a cost of $33,220 and $29,945 accumulated depreciation of $3,402 and $2,060 at December 31, 2007 and 2006, respectively.

(7) Long-Term Debt

On October 28, 2005, the Company entered into a $1,500,000 five-year, senior, unsecured, revolving credit and term loan facility (the “senior unsecured credit facilities”). The senior unsecured credit facilities replaced a then-existing credit facility and various uncommitted credit lines. The senior unsecured credit facilities consist of (i) a multi-currency $750,000 revolving credit facility, (ii) a $389,200 term loan facility and (iii) a Euro 300,000 term loan facility, all of which mature on October 28, 2010. The Company entered into the senior unsecured credit facility to finance the Unilin Acquisition and to provide for working capital requirements. At December 31, 2007, $215,495 of borrowings was outstanding under these facilities. The borrowings outstanding are comprised of $141,911 under the revolving credit facility and Euro 50,000, or approximately $73,584, borrowings outstanding under the Euro term facility. The outstanding balance of the $389,200 term loan facility was repaid in 2006.

At December 31, 2007, a total of approximately $504,381 was available under the revolving credit facility. The amount used under the revolving credit facility at December 31, 2007, was $245,619. The amount used under the revolving credit facility is composed of $141,911 borrowings, $55,599 standby letters of credit guaranteeing the Company’s industrial revenue bonds and $48,109 standby letters of credit related to various insurance contracts and foreign vendor commitments.

The senior unsecured credit facilities bear interest at (i) the greater of (x) prime rate or (y) the overnight federal funds rate plus 0.50%, or (ii) LIBOR plus an indexed amount based on the Company’s senior, unsecured, long-term debt rating.

The Company has an on-balance sheet trade accounts receivable securitization agreement (the “Securitization Facility”). The Securitization Facility allows the Company to borrow up to $350,000 based on available accounts receivable. At December 31, 2007 and 2006, the Company had $190,000 outstanding. The Securitization Facility is secured by trade receivables. During the third quarter of 2007, the Company extended the term of its Securitization Facility until July 2008.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

On November 8, 2005, one of the Company’s subsidiaries entered into a Euro 130,000 five-year unsecured, revolving credit facility, maturing on November 8, 2010 (the “Euro revolving credit facility”). This agreement bears interest at EURIBOR plus an indexed amount based on the Company’s senior, unsecured, long-term debt rating. The Company guaranteed the obligations of that subsidiary under the Euro revolving credit facility and of any of the Company’s other subsidiaries that become borrowers under the Euro revolving credit facility. As of December 31, 2007, the Company had no borrowings outstanding under this facility. As of December 31, 2006, the Company had borrowings outstanding of Euro 18,810 or approximately $24,831 under this facility.

The Company’s senior unsecured credit facilities and the unsecured Euro revolving credit facility both contain debt to capital ratio requirements and other customary covenants. Under both of these credit facilities, the Company must pay an annual facility fee ranging from 0.06% to 0.25% depending upon the Company’s senior, unsecured long-term debt rating.

On January 17, 2006, the Company issued $500,000 aggregate principal amount of 5.75% notes due 2011 and $900,000 aggregate principal amount of 6.125% notes due 2016. The net proceeds from the issuance of these notes were used to pay off a $1,400,000 bridge credit facility entered into in connection with the Unilin Acquisition. Interest payable on each series of the notes is subject to adjustment if either Moody’s Investor Service, Inc. or Standard & Poor’s Ratings Services, or both, downgrades the rating they have assigned to the notes. Each rating agency downgrade results in a 0.25% increase in the interest rate, subject to a maximum increase of 1% per rating agency. If later the rating of these notes improves, then the interest rates would be reduced accordingly. The provision for increasing the interest rate will no longer apply if the rating of these notes from both rating agencies improves above the rating of these notes in effect at the time of the issuance of the notes. There have been no adjustments to the interest rate of the notes.

In 2002, the Company issued $300,000 aggregate principal amount of its senior 6.5% notes due in 2007 and $400,000 aggregate principal amount of its senior 7.2% notes due 2012. In April 2007, the Company repaid its $300.0 million aggregate principal amount of its senior 6.5% notes. The Company used its availability under its Securitization Facility and its revolving credit facility to repay the 6.5% notes.

Long-term debt consists of the following:

	2007	2006
6.50% senior notes, payable April 15, 2007 interest payable semiannually	$—	300,000
Securitization facility, due July 30, 2008	190,000	190,000
Five year senior unsecured credit facility, due October 28, 2010	215,495	395,321
5.75% note, payable January 15, 2011 interest payable semiannually	500,000	500,000
7.20% senior notes, payable April 15, 2012 interest payable semiannually	400,000	400,000
6.125% note, payable January 15, 2016 interest payable semiannually	900,000	900,000
Euro five year unsecured revolving credit facility due November 8, 2010	—	24,831
Industrial revenue bonds, capital leases and other	76,339	73,529

Total long-term debt	2,281,834	2,783,681
Less current portion	260,439	576,134

Long-term debt, excluding current portion	$2,021,395	2,207,547

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The aggregate maturities of long-term debt as of December 31, 2007 are as follows:

2008	$260,439
2009	4,141
2010	215,685
2011	500,197
2012	400,201
Thereafter	901,171

$2,281,834

(8) Accounts Payable, Accrued Expenses and Deferred Tax Liability

Accounts payable and accrued expenses are as follows:

	2007	2006
Outstanding checks in excess of cash	$24,619	68,139
Accounts payable, trade	399,141	371,538
Accrued expenses	321,547	331,326
Income taxes payable	42,090	125,046
Deferred tax liability	11,890	4,565
Accrued compensation	151,774	152,830

Total accounts payable and accrued expenses	$951,061	1,053,444

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

Any gain or loss is reclassified from other comprehensive income and recognized in cost of goods sold in the same period or periods during which the hedged transaction affects earnings. At December 31, 2007, the Company had natural gas contracts that mature from January 2008 to March 2008 with an aggregate notional amount of approximately 310 MMBTU’s. The fair value of these contracts was a liability of $279 as of December 31, 2007. At December 31, 2006, the Company had natural gas contracts that matured from January 2007 to October 2007 with an aggregate notional amount of approximately 1,400 MMBTU’s. The fair value of these contracts was a liability of $2,414 as of December 31, 2006. The offset to these assets is recorded in other comprehensive income, net of applicable income taxes. The ineffective portion of the derivative is recognized in the cost of goods sold within the consolidated statements of earnings and was not significant for the periods reported. The amount that the Company anticipates that will be reclassified out of accumulated other comprehensive income in the next twelve months is a loss of approximately $279, net of taxes.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The Company’s natural gas long-term supply agreements are accounted for under the normal purchase provision within SFAS No. 133 and its amendments. At December 31, 2007, the Company had normal purchase commitments of approximately 303 MMBTU’s for periods maturing from January 2008 through March 2008. The contracted value of these commitments was approximately $2,842 at December 31, 2007. At December 31, 2006, the Company had normal purchase commitments of approximately 1,748 MMBTU’s for periods maturing from January 2007 through March 2008. The contracted value of these commitments was approximately $15,357 at December 31, 2006.

Foreign Currency Rate Management

The Company enters into foreign exchange forward contracts to hedge foreign denominated costs associated with its operations in Mexico. The objective of these transactions is to reduce volatility of exchange rates where these operations are located by fixing a portion of their costs in U.S. currency. Accordingly, these contracts have been designated as cash flow hedges. Gains and losses are reclassified from other comprehensive income and recognized in cost of goods sold in the same period or periods during which the hedged transaction affects earnings. The Company had forward contracts to purchase approximately 244,009 Mexican pesos at December 31, 2007. The fair value of these contracts was an asset of $153 as of December 31, 2007. The aggregate U.S. dollar value of these contracts at December 31, 2007 was approximately $21,844. The offset to these assets is recorded in other comprehensive income, net of applicable income taxes. The ineffective portion of the derivative is recognized in the cost of goods sold within the consolidated statements of earnings and was not significant for the periods reported. The amount that the Company anticipates that will be reclassified out of accumulated other comprehensive income in the next twelve months is a gain of approximately $153, net of taxes. The Company had no forward contracts outstanding at December 31, 2006.

(10) Product warranties

The Company warrants certain qualitative attributes of its products for up to 33 years. The Company records a provision for estimated warranty and related costs, based on historical experience and periodically adjusts these provisions to reflect actual experience.

Product warranties are as follows:

	2007	2006	2005
Balance at beginning of year	$30,712	27,775	23,473
Warranty claims	(54,685)	(48,472)	(46,850)
Warranty expense	67,301	51,409	49,365
Other(1)	2,859	—	1,787

Balance at end of year	$46,187	30,712	27,775

(1)	Includes $2,859 in 2007 and $1,787 related to the Columbia acquisition and Unilin acquisition, respectively. These amounts were not charged to expense.

(11) Stock Options, Stock Compensation and Treasury Stock

Prior to January 1, 2006, the Company accounted for its stock compensation plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB No. 123, Accounting for Stock-Based Compensation. Accordingly, no

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

Under the Company’s 2007 Long-Term Incentive Plan (“2007 Plan”), which was approved by the Company’s stockholders on May 16, 2007 and supersedes the 2002 Long-Term Incentive Plan, the Company reserved up to a maximum of 3,200 shares of common stock for issuance upon the grant or exercise of stock options, restricted stock, restricted stock units (“RSU’s”) and other types of awards, as defined under the 2002 Plan, to directors and key employees through 2017. Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock on the date of the grant and generally vest between three and five years with a 10-year contractual term. Restricted stock and RSU’s are generally granted with a price equal to the market price of the Company’s common stock on the date of the grant and generally vest between three and five years. As of December 31, 2007, there have been no awards granted under the 2007 Plan.

Additional information relating to the Company’s stock option plans follows:

	2007	2006	2005
Options outstanding at beginning of year	2,034	2,276	2,281
Options granted	64	146	460
Options exercised	(588)	(338)	(378)
Options canceled	(55)	(50)	(87)

Options outstanding at end of year.	1,455	2,034	2,276

Options exercisable at end of year	821	1,066	857

Option prices per share:
Options granted during the year	$75.10-93.65	75.82-86.51	76.73-89.46

Options exercised during the year	$16.66-88.33	11.33-73.45	9.33-82.50

Options canceled during the year	$22.63-93.65	24.63-89.46	30.53-90.97

Options outstanding at end of year	$16.66-93.65	16.60-90.97	11.33-90.97

Options exercisable at end of year	$16.66-90.97	16.60-90.97	11.33-90.97

During 1996, the Company adopted the 1997 Non-Employee Director Stock Compensation Plan. The plan provides for awards of common stock of the Company for non-employee directors to receive in lieu of cash for their annual retainers. During 2007, 2006 and 2005, a total of 1, 1 and 1 shares, respectively, were awarded to the non-employee directors under the plan.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

In addition, the Company maintains an employee incentive program that awards restricted stock on the attainment of certain service criteria. The outstanding awards related to these programs and related compensation expense was not significant for any of the years ended December 31, 2007, 2006 and 2005.

The Company’s Board of Directors has authorized the repurchase of up to 15,000 shares of the Company’s outstanding common stock. For the year ended December 31, 2007, no shares of the Company’s common stock were purchased. Since the inception of the program, a total of approximately 11,512 shares have been repurchased at an aggregate cost of approximately $334,747. All of these repurchases have been financed through the Company’s operations and banking arrangements.

On October 31, 2005, the Company entered into a Discounted Stock Purchase Agreement (the “DSPA”) with certain members of the Unilin management team (the “Unilin Management”). Under the terms of the DSPA, the Company is obligated to make cash payments to the Unilin Management in the event that certain performance goals are satisfied. In each of the years in the five-year period ended December 31, 2010, the remaining members Unilin Management can earn amounts, in the aggregate, equal to the average value of 30,671 shares of the Company’s common stock over the 20 trading day period ending on December 31 of the prior year. Any failure in a given year to reach the performance goals may be rectified, and consequently the amounts payable with respect to achieving such criteria may be made, in any of the other years. The amount of the liability is measured each period and recognized as compensation expense in the statement of earnings. The Company expensed approximately $2,300 under the DSPA for each of the years ended December 31, 2007 and 2006.

The fair value of the option award is estimated on the date of grant using the Black-Scholes-Merton valuation model that uses the assumptions noted in the following table. Expected volatility is based on the historical volatility of the Company’s common stock and other factors. The Company uses historical data to estimate option exercise and forfeiture rates within the valuation model. Optionees that exhibit similar option exercise behavior are segregated into separate groups within the valuation model. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on U.S. Treasury yields in effect at the time of the grant for the expected term of the award.

	2007	2006	2005
Dividend yield	—	—	—
Risk-free interest rate	4.8%	4.6%	4.0%
Volatility	29.0%	35.3%	37.7%
Expected life (years)	6	6	6

A summary of the Company’s options under the 2007 Plan as of December 31, 2007, and changes during the period then ended is presented as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Average intrinsic value
Options outstanding January 1, 2007	2,034	$64.43
Granted	64	89.07
Exercised	(588)	52.45
Forfeited and expired	(55)	76.41

Options outstanding, end of period	1,455	69.89	5.8	$14,376

Vested and expected to vest at December 31, 2007	1,371	$69.14	5.7	$14,240

Exercisable at December 31, 2007	821	$60.86	4.9	$13,118

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The weighted-average grant-date fair value of an option granted during 2007, 2006 and 2005, was $33.68, $33.80 and $37.29, respectively. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006, and 2005 was $22,943, $14,032 and $20,241, respectively. Total compensation expense recognized for the periods ended December 31, 2007 and 2006 was $8,827 ($6,359, net of tax) and $11,925 ($7,537, net of tax), respectively, which was allocated to selling, general and administrative expenses. The remaining unamortized expense for non-vested compensation expense at December 31, 2007, was $11,662 with a weighted average remaining life of 1.8 years.

The following table summarizes information about the Company’s stock options outstanding at December 31, 2007:

Exercise price range	Outstanding			Exercisable
	Number of shares	Average life	Average price	Number of shares	Average price
Under $48.50	289	3.6	$38.13	253	$36.67
$49.09-$63.90	261	4.2	61.26	248	61.36
$65.02-$73.45	246	5.7	72.54	141	72.19
$73.54-$84.85	261	7.6	82.18	80	82.13
$86.51-$88.00	48	7.9	87.56	14	87.96
$88.33-$93.65	350	7.3	89.11	85	88.48

Total	1,455	5.8	$69.89	821	$60.86

A summary of the Company’s RSUs under the 2007 Plan as of December 31, 2007, and changes during the period then ended is presented as follows:

	Shares	Weighted average price	Weighted average remaining contractual term (years)	Average intrinsic value

Restricted Stock Units outstanding January 1, 2007	—	$—
Granted	144	93.61
Forfeited	(7)	93.65

Restricted Stock Units outstanding, end of period	137	93.61	2.1	$10,205

Vested and expected to vest at December 31, 2007	121	$93.61	2.1	$9,018

The Company recognized stock based compensation costs related to the issuance of RSU’s of $4,446 ($3,203 net of taxes) for the period ended December 31, 2007, which has been allocated to selling, general and administrative expenses. Pre-tax unrecognized compensation expense for unvested RSU’s granted to employees, net of estimated forfeitures, was $7,487 as of December 31, 2007, and will be recognized as expense over a weighted-average period of approximately 2.8 years.

(12) Employee Benefit Plans

The Company has a 401(k) retirement savings plan (the “Mohawk Plan”) open to substantially all of its employees within the Mohawk segment, Dal-Tile segment and as of January 1, 2007, certain U.S. employees of the Unilin segment, who have completed 90 days of eligible service. For the Mohawk segment, the Company contributes $0.50 for every $1.00 of employee contributions up to a maximum of 4% of the employee’s salary

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

and an additional $0.25 for every $1.00 of employee contributions in excess of 4% of the employee’s salary up to a maximum of 6%. For the Dal-Tile and Unilin segments, the Company contributes $.50 for every $1.00 of employee contributions up to a maximum of 6% of the employee’s salary. Employee and employer contributions to the Mohawk Plan were $43,187 and $16,946 in 2007, $40,369 and $15,713 in 2006, and $38,322 and $15,118 in 2005, respectively. The Company also made a discretionary contribution to the Mohawk Plan of approximately $5,500, $5,900 and $5,710 in 2007, 2006 and 2005, respectively.

The Company has a non-contributory defined benefit plan (the “U.S. Plan”) assumed in the acquisition of Lees Carpet from Burlington Industries, Inc., in November 2003. The U.S. Plan was frozen in September 2003 and accordingly the participants became 100% vested. The Company terminated the U.S. Plan as of December 31, 2006. All benefits associated with the U.S. Plan were distributed to participants during 2007. The Company used December 31 as the measurement date for its U.S. Plan.

The Company also has various pension plans covering employees in, Belgium, France, and The Netherlands (the “Non-U.S. Plans”) that it acquired with the acquisition of Unilin. Benefits under the Non-U.S. Plans depend on compensation and years of service. The Non-U.S. Plans are funded in accordance with local regulations. The Company uses December 31 as the measurement date for its Non-U.S. Plans.

Components of the net periodic benefit cost of the Company’s pension benefit plans were as follows:

U.S. Plan:

	2007	2006	2005
Service cost of benefits earned	$—	—	26
Interest cost on projected benefit obligation	—	1,285	1,213
Settlement and curtailment	—	—	(65)
Expected return on plan assets	—	(1,439)	(1,542)
Recognized acturial (gain) or loss	—	3,092	—
Net amortization and deferral	—	—	(391)
Settlements	1,050	—	—

Net pension expense/(income)	$1,050	2,938	(759)

Assumptions used to determine net periodic pension expense for U.S. Plan:

	2007	2006	2005
Discount rate	—	5.50%	5.50%
Expected rate of return on plan assets	—	8.00%	8.00%

Non-U.S. Plans:

	2007	2006
Service cost of benefits earned	$1,927	1,607
Interest cost on projected benefit obligation	968	833
Expected return on plan assets	(738)	(633)
Amortization of actuarial gain	(12)	—

Net pension expense	$2,145	1,807

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Assumptions used to determine net periodic pension expense for Non-U.S. Plans:

	2007	2006
Discount rate	4.50%-5.06%	4.50%-4.90%
Expected rate of return on plan assets	4.50%-4.90%	4.50%-4.90%
Rate of compensation increase	2.50%-7.00%	2.50%-7.00%
Underlying inflation rate	2.00%	2.00%

The obligations, plan assets and funding status of the plans were as follows:

	U.S. Plan		Non-U.S. Plans
	2007	2006	2007	2006
Change in benefit obligation:
Projected benefit obligation at end of prior year	$28,472	25,128	18,445	16,158
Cummulative foreign exchange effect	—	—	2,118	1,858
Service cost	—	—	2,072	1,607
Interest cost	—	1,285	1,041	833
Plan participants contributions	—	—	603	530
Actuarial (gain) loss	(366)	4,124	(802)	(1,214)
Settlement payments and curtailment	(28,106)	(2,065)	—	—
Benefits paid	—	—	(1,432)	(1,327)

Projected benefit obligation at end of year	$—	28,472	22,045	18,445

Change in plan assets:
Fair value of plan assets at end of prior year	$19,311	19,747	14,852	13,050
Fair value adjustment	—	—	299	—
Cummulative foreign exchange effect	—	—	1,704	1,501
Actual return on plan assets	684	1,629	794	633
Employer contributions	8,214	—	1,816	1,426
Benefits paid	—	—	(1,432)	(1,327)
Plan participant contributions	—	—	603	530
Actuarial (loss) gain	(103)	—	92	(961)
Settlement payments and curtailment	(28,106)	(2,065)	—	—

Fair value of plan assets at end of year	$—	19,311	18,728	14,852

Funded status of the plans:
Ending funded status	$—	(9,161)	(3,317)	(3,593)

Net amount recognized in consolidated balance sheets:
Accrued expenses (Current liability)	$—	(9,161)	—	—
Accrued benefit liability (Non-current liability)	—	—	(3,317)	(3,593)
Accumulated other comprehensive gain	—	—	(2,033)	(818)

Net amount recognized	$—	(9,161)	(5,350)	(4,411)

The Company’s net amount recognized in accumulated other comprehensive income related to actuarial gains was $1,215 and $818 for the periods ended December 31, 2007 and 2006, respectively.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Assumptions used to determine the projected benefit obligation for the Company’s pension benefit plans were as follows:

	2007	2006
U.S. Plan:
Discount rate	—	5.16%

Non-U.S. Plan:
Discount rate	5.00%-5.55%	4.50%-4.90%
Rate of compensation increase	1.00%-7.00%	2.50%-7.00%
Underlying inflation rate	2.00%	2.00%

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

	U.S. Plan		Non-U.S. Plans
	2007	2006	2007	2006
Plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$—	28,472	1,317	18,445
Accumulated benefit obligation	—	28,472	899	16,115
Fair value of plan assets	—	19,311	532	14,852
Plans with plan assets in excess of accumulated benefit obligations:
Projected benefit obligation	$—	—	20,728	—
Accumulated benefit obligation	—	—	17,186	—
Fair value of plan assets	—	—	18,196	—

Estimated future benefit payments for the Non-U.S. Plans are $602 in 2008, $808 in 2009, $912 in 2010, $1,013 in 2011, $1,347 in 2012 and $9,170 in total for 2013-2017.

The Company expects to make cash contributions of $1,958 to its Non-U.S. Plans in 2008.

The percentage of each asset category of the total assets held by the plans follows:

	2007	2006
U.S. Plan:
Debt security	$—	8,999
Cash fund	—	10,312

Total plan assets	$—	19,311

Non-U.S. Plans:
Insurance contracts	$18,728	14,852

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The Company’s investment policy:

	2007	2006
U.S. Plan:
Debt securities	—	50.0%
Cash fund	—	50.0%

	—	100.0%

Non-U.S. Plans:
Insurance contracts	100.0%	100.0%

The Company’s approach to developing its expected long-term rate of return on pension plan assets combines an analysis of historical investment performance by asset class, the Company’s investment guidelines and current and expected economic fundamentals.

On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS 158. SFAS 158 required the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its benefit plans in the December 31, 2006 Consolidated Balance Sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The Company recorded a decrease to its pension liability of $818 and an adjustment to accumulated other comprehensive income of $818 which represents the net unrecognized prior service costs.

(13) Income Taxes

Following is a summary of income from continuing operations before income taxes for United States and foreign operations:

	2007	2006	2005
United States	$349,922	494,190	590,539
Foreign	254,195	182,121	11,594

Income before income taxes	$604,117	676,311	602,133

Income tax expense (benefit) for the years ended December 31, 2007, 2006 and 2005, consists of the following:

	2007	2006	2005
Current income taxes:
U.S. federal	$109,810	206,435	183,807
State and local	8,636	20,320	15,147
Foreign	71,047	62,322	11,555

Total current	$189,493	289,077	210,509

Deferred income taxes
U.S. federal	25,185	(35,313)	17,795
State and local	(26,535)	(4,932)	300
Foreign	(290,840)	(28,354)	(13,609)

Total deferred	$(292,190)	(68,599)	4,486

Total	$(102,697)	220,478	214,995

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Income tax expense attributable to earnings before income taxes differs from the amounts computed by applying the U.S. statutory federal income tax rate to earnings before income taxes as follows:

	2007	2006	2005
Computed “expected” tax expense	$211,441	236,709	210,747
State and local income taxes, net of federal income tax benefit	10,610	4,522	4,748
Foreign income taxes	(25,925)	(26,280)	(589)
Change in valuation allowance	630	28,608	(1,351)
Change in statutory tax rate	—	(1,528)	—
Belgium notional interest	(36,446)	(22,510)	—
Tax contingencies & audit settlements	4,406	—	—
Intellectual property migration to Luxembourg	(271,607)	—	—
Other, net	4,194	957	1,440

	$(102,697)	220,478	214,995

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2007 and 2006, are presented below:

	2007	2006
Deferred tax assets:
Accounts receivable	$21,346	21,756
Inventories	44,354	47,507
Accrued expenses and other	92,672	112,639
FIN 48 indirect benefits	20,747	—
Intangibles	249,057	—
Foreign and state net operating losses and credits	99,858	81,589
Valuation allowance	(75,028)	(68,773)

Gross deferred tax assets	453,006	194,718

Deferred tax liabilities:
Plant and equipment	(277,013)	(291,233)
Intangibles	(324,284)	(336,636)
LIFO change in accounting method	(38,682)	(50,424)
Other liabilities	(39,856)	(47,356)

Gross deferred tax liabilities	(679,835)	(725,649)

Net deferred tax liability(1)	$(226,829)	(530,931)

(1)	This amount includes $260,644 and $2,693 of non-current deferred tax assets which are in deferred income taxes and other assets and $11,890 and $4,565 of current deferred tax liabilities which are included in accounts payable and accrued expenses in the consolidated balance sheet as of 2007 and 2006, respectively.

Management believes it is more likely than not the Company will realize the benefits of these deductible differences, with the exception of certain carryforward deferred tax assets discussed below, based upon the expected reversal of deferred tax liabilities and the level of historical and projected taxable income over periods in which the deferred tax assets are deductible.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

During the fourth quarter of 2007, the Company implemented a change in residency of one of its foreign subsidiaries. This tax restructuring resulted in a step up in the subsidiary’s taxable basis of its intellectual property and the recognition of a deferred tax asset of approximately $245,000 and a related income tax benefit of approximately $272,000. The step up relates primarily to intangible assets which will be amortized over 10 years for tax purposes.

As of December 31, 2007, the Company had state net operating loss carryforwards and state tax credits with potential tax benefits of approximately $43,787, net of federal income tax benefit; these carryforwards expire over various periods based on jurisdiction. The Company evaluates its ability to realize the tax benefits associated with deferred tax assets by analyzing its forecasted taxable income using both historical and projected future operating results, the reversal of existing temporary differences, taxable income in prior carry-back years (if permitted) and the availability of tax planning strategies. Accordingly, a valuation allowance of approximately $25,401 has been recorded for domestic attributes for the year ended December 31, 2007. Of the balance of $25,401, approximately $3,534 of the future tax benefit, if realized, from the reversal of the valuation allowance would be allocable as a reduction of goodwill. In addition, the Company has net operating loss carryforwards in various foreign jurisdictions of approximately $56,070 as of December 31, 2007. The net operating loss carryforwards have an indefinite life. Based on historical and future income projections, it is the Company’s opinion that it is more likely than not that the benefit of net operating loss carryforwards in certain foreign jurisdictions will not be realized; therefore, a valuation allowance totaling $49,627 as of December 31, 2007 has been recorded against these deferred tax assets. The valuation allowance of $68,773 as of December 31, 2006 consists principally of foreign and state net operating losses and state tax credits. For 2007, the total change in the valuation allowance was an increase of $6,255. An increase of $25,178 was primarily as a result of a generating additional net operating losses and credit carryforwards in the current period in foreign and state jurisdictions for which no benefit is expected to be realized, and an increase in foreign loss carryforwards for the effects of foreign exchange rates. The increase above was offset by the release of valuation allowance on state tax credits of $18,923.

The Company does not provide for U.S. federal and state income taxes on the cumulative undistributed earnings of its foreign subsidiaries because such earnings are reinvested and will continue to be reinvested indefinitely. At December 31, 2007 and 2006, the Company had not provided federal income taxes on earnings of approximately $630,000 and $257,000 from its foreign subsidiaries. Should these earnings be distributed in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes in various international jurisdictions. These taxes would be partially offset by U.S. foreign tax credits. Determination of the amount of unrecognized deferred US tax liability is not practical because of the complexities associated with this hypothetical calculation.

In the normal course of business, the Company’s tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities and the Company has accrued a liability when it believes that it is not more likely than not that it will realize the benefits of tax positions that it has taken in its tax returns or for the amount of any tax benefit that exceeds the cumulative probability threshold in accordance with FIN48. Differences between the estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material adverse effect on the Company’s consolidated financial position but could possibly be material to the Company’s consolidated results of operations or cash flow in any given quarter or annual period. The Company reversed pre-acquisition tax liabilities of $32,448 with a corresponding reduction to goodwill for the year ended December 31, 2007 and recorded an increase to goodwill for $3,223 for the net effects of tax audits settled and statute expirations for pre-acquisition periods.

The Company adopted the provisions of FIN 48 on January 1, 2007. Upon adoption, the Company recognized no change to opening retained earnings. The Company’s total balance of unrecognized tax benefits as of December 31, 2007 is approximately $116,857, excluding any accruals for interest and penalties.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

2007
Balance at January 1, 2007	$156,018
Additions based on tax positions related to the current year	2,012
Additions for tax positions of prior years	4,459
Effects of foreign currency translation	5,484
Reductions for tax positions of prior years	(23,179)
Reductions resulting from the lapse of the statute of limitations	(17,239)
Settlements with taxing authorities	(10,698)

Balance at December 31, 2007	$116,857

Included in the balance as of December 31, 2007 is approximately $29,373 of uncertain tax positions that, if recognized, would affect the Company’s overall effective tax rate.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of its income tax provision. As of December 31, 2007, the Company had approximately $43,540 accrued for the payment of interest and penalties, which does not include the federal tax benefit of interest deductions, where applicable. For the year ended December 31, 2007, the Company recorded $1,115 of expenses related to interest and penalties in the consolidated statement of earnings.

The Company files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 1999. The Company is protesting through the IRS Appeals division the timing and deductibility of certain contingent liabilities related to the audit of its 1999 – 2001 tax years. In connection with its protest, the Company paid a $35,844 cash bond to the IRS. In addition, a payment of $10,481 could be made in the next twelve months. Also, the Company believes it is reasonably possible that the balance of unrecognized tax benefits could decrease by $72,377 (which includes accrued penalties and interest expense) within the next twelve months for individual matters of lesser amounts due to settlements or statutory expirations in various tax jurisdictions.

The Company is also under examination for tax years 2002-2003 with the IRS and in various state and foreign jurisdictions for which the anticipated adjustments would not result in a significant change to the total amount of unrecognized tax benefits.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(14) Commitments and Contingencies

The Company is obligated under various operating leases for office and manufacturing space, machinery, and equipment. Future minimum lease payments under non-cancelable capital and operating leases (with initial or remaining lease terms in excess of one year) as of December 31:

	Capital	Operating	Total Future Payments
2008	$8,117	106,376	114,493
2009	4,066	93,337	97,403
2010	264	72,930	73,194
2011	257	56,530	56,787
2012	257	42,824	43,081
Thereafter	1,301	86,659	87,960

Total payments	14,262	458,656	472,918

Less amount representing interest	(835)

Present value of capitalized lease payments	$13,427

Rental expense under operating leases was $123,095, $118,280 and $99,697 in 2007, 2006 and 2005, respectively.

The Company had approximately $62,402 and $57,080 as of December 31, 2007 and 2006 in standby letters of credit for various insurance contracts and commitments to foreign vendors that expire within two years. In addition, at December 31, 2007 and 2006, the Company guaranteed approximately $89,546 and $80,324 for VAT and building leases, respectively, related to its operating facilities in France.

The Company is involved in litigation from time to time in the regular course of its business. Except as noted below, there are no material legal proceedings pending or known to be contemplated to which the Company is a party or to which any of its property is subject.

In Shirley Williams et al. v. Mohawk Industries, Inc., four plaintiffs filed a putative class action lawsuit in January 2004 in the United States District Court for the Northern District of Georgia, alleging that they are former and current employees of the Company and that the actions and conduct of the Company, including the employment of persons who are not authorized to work in the United States, have damaged them and the other members of the putative class by suppressing the wages of the Company’s hourly employees in Georgia. The plaintiffs seek a variety of relief, including (a) treble damages; (b) return of any allegedly unlawful profits; and (c) attorney’s fees and costs of litigation. In February 2004, the Company filed a Motion to Dismiss the Complaint, which was denied by the District court in April 2004. Following appellate review of this decision, the case has been returned to the District Court and discovery is proceeding. On December 18, 2007, the plaintiffs filed a motion for class certification and on January 30, 2008, the Company filed its opposition to such motion. The court has not yet made a ruling on the motion. The Company will continue to vigorously defend itself against this action.

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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The Company has received partial refunds from the United States government in reference to settling custom disputes dating back to 1982. Accordingly, the Company recorded a net gain of $9,154 ($5,799 net of taxes) and $19,436 ($12,288 net of taxes) in other income (expense) for the years ended December 31, 2007 and 2006, respectively. Additional future recoveries will be recorded as realized.

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

(15) Consolidated Statements of Cash Flows Information

Supplemental disclosures of cash flow information are as follows:

	2007	2006	2005
Net cash paid during the year for:
Interest	$157,296	154,897	61,468

Income taxes	$201,851	267,075	191,601

Supplemental schedule of non-cash investing and financing activities:
Fair value of assets acquired in acquisition	$165,463	113,008	3,375,605
Liabilities assumed in acquisition	(18,310)	(33,366)	(762,076)

	$147,153	79,642	2,613,529

(16) Segment Reporting

The Company has three reporting segments, the Mohawk segment, the Dal-Tile segment and the Unilin segment. The Mohawk segment manufactures, markets and distributes its product lines, which include carpet, rugs, pad, ceramic tile, hardwood, resilient and laminate, through its network of regional distribution centers and satellite warehouses using company-operated trucks, common carrier or rail transportation. The segment product lines are sold through various selling channels, which include floor covering retailers, home centers, mass merchandisers, department stores, independent distributors, commercial dealers and commercial end users. The Dal-Tile segment manufactures, markets and distributes its product lines, which include ceramic tile, porcelain tile and stone products, through its network of through its network of regional distribution centers and approximately 262 company-operated sales service centers using Company operated trucks, common carriers or rail transportation. The segment product lines are purchased by floor covering retailers, home centers, independent distributors, tile specialty dealers, tile contractors, and commercial end users. The Unilin segment manufactures, markets and distributes its product lines, which include laminate flooring, wood flooring, insulated roofing and other wood-based panels through various selling channels, which include independent retailers, home centers, independent distributors, contractors, and commercial users.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Amounts disclosed for each segment are prior to any elimination or consolidation entries. Corporate general and administrative expenses attributable to each segment are estimated and allocated accordingly. Segment performance is evaluated based on operating income. No single customer accounted for more than 5% of net sales for the years ended December 31, 2007, 2006 and 2005. In addition, inter-segment net sales were approximately $45,000 and $15,000 between the Unilin and Mohawk segments for the years ended December 31, 2007 and 2006, respectively. There were no significant inter-segment sales for the year ended December 31, 2005.

Segment information is as follows:

	2007	2006	2005
Net sales:
Mohawk	$4,205,740	4,742,060	4,716,659
Dal-Tile	1,937,733	1,941,819	1,734,781
Unilin	1,487,645	1,236,918	168,814
Corporate and eliminations	(45,100)	(14,955)	(155)

	$7,586,018	7,905,842	6,620,099

Operating income:
Mohawk	$254,924	387,386	426,811
Dal-Tile	258,706	270,901	260,194
Unilin	272,260	214,093	(5,162)
Corporate and eliminations	(35,784)	(33,320)	(9,459)

	$750,106	839,060	672,384

Depreciation and amortization:
Mohawk	$95,933	95,089	91,452
Dal-Tile	44,216	37,576	31,731
Unilin	159,859	135,337	23,695
Corporate	6,429	6,950	3,779

	$306,437	274,952	150,657

Capital expenditures (excluding acquisitions):
Mohawk	$65,842	71,793	153,238
Dal-Tile	33,134	63,177	84,363
Unilin	58,711	28,688	6,207
Corporate	5,389	2,111	3,498

	$163,076	165,769	247,306

Assets:
Mohawk	$2,302,527	2,488,856	2,499,485
Dal-Tile	2,259,811	2,257,107	2,207,514
Unilin	3,916,739	3,309,574	3,263,248
Corporate and eliminations	200,973	156,672	95,778

	$8,680,050	8,212,209	8,066,025

Geographic net sales:
North America	$6,477,277	6,974,488	6,489,511
Rest of world	1,108,741	931,354	130,588

	$7,586,018	7,905,842	6,620,099

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

	2007	2006	2005
Long-lived assets(1):
North America	$3,028,571	2,995,968	2,951,681
Rest of world	1,744,489	1,591,759	1,481,010

	$4,773,060	4,587,727	4,432,691

Net Sales by Product Categories(2):
Soft surface	$3,797,584	4,225,514	4,240,032
Tile	2,110,705	2,200,918	1,956,471
Wood	1,677,729	1,479,410	423,596

	$7,586,018	7,905,842	6,620,099

(1)	Long-lived assets are composed of net property, plant and equipment and goodwill.
(2)	The Soft surface product category includes carpets, rugs, carpet pad and resilient. The Tile product category includes ceramic tile, porcelain tile and natural stone. The Wood product category includes laminate, hardwood, roofing panels and wood-based panels.

(17) Quarterly Financial Data (Unaudited)

The supplemental quarterly financial data are as follows:

	Quarters Ended
	March 31, 2007	June 30, 2007	September 29, 2007	December 31, 2007
Net sales	$1,863,863	1,977,210	1,937,677	1,807,268
Gross profit	523,440	556,698	545,383	489,263
Net earnings	90,378	115,268	122,054	379,114	(1)
Basic earnings per share	1.33	1.69	1.79	5.55
Diluted earnings per share	1.32	1.68	1.78	5.53

	Quarters Ended
	April 1, 2006	July 1, 2006	September 30, 2006	December 31, 2006
Net sales	$1,925,106	2,058,123	2,024,019	1,898,594
Gross profit	516,344	592,378	568,511	554,078
Net earnings	79,121	119,513	127,708	129,491
Basic earnings per share	1.17	1.77	1.89	1.91
Diluted earnings per share	1.16	1.76	1.88	1.90

(1)	Includes the impact of an income tax benefit of approximately $272,000 which was recognized during the fourth quarter of 2007.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls	and Procedures

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2007. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. The Company’s management has concluded that, as of December 31, 2007, its internal control over financial reporting is effective based on these criteria. The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on the Effectiveness of Controls

The Company’s management recognizes that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to information contained in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders under the following headings: “Election of Directors—Director, Director Nominee and Executive Officer Information,” “—Nominees for Director,” “—Continuing Directors,” “—Executive Officers,” “—Meetings and Committees of the Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Audit Committee.” The Company has adopted the Mohawk Industries, Inc. Standards of Conduct and Ethics, which applies to all of its directors, officers and employees. The standards of conduct and ethics are publicly available on our website at http://mohawkind.com and will be made available in print to any stockholder who requests them without charge. If the Company makes any substantive amendments to the standards of conduct and ethics, or grants any waiver, including any implicit waiver, from a provision of the standards required by regulations of the Commission to apply to the Company’s chief executive officer, chief financial officer or chief accounting officer, the Company will disclose the nature of the amendment or waiver on its website. The Company may elect to also disclose the amendment or waiver in a report on Form 8-K filed with the SEC. The Company has adopted the Mohawk Industries, Inc. Board of Directors Corporate Governance Guidelines, which are publicly available on the Company’s website and will be made available to any stockholder who requests it.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to information contained in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders under the following headings: “Executive Compensation and Other Information—Summary Compensation Table,” “—Compensation, Discussion and Analysis,” “—Grants of Plan Based Awards,” “—Outstanding Equity Awards at Fiscal Year End,” “—Option Exercises and Stock Vested,” “—Pension Benefits,” “—Nonqualified Deferred Compensation,” “—Certain Relationships and Related Transactions,” “—Compensation Committee Interlocks and Insider Participation” and “—Compensation Committee Report.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to information contained in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders under the following headings: “Executive Compensation and Other Information—Equity Compensation Plan Information” and “—Principal Stockholders of the Company.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to information contained in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders under the following heading; “Election of Directors—Meetings and Committees of the Board of Directors,” and “Executive Compensation and Other Information—Certain Relationships and Related Transactions.”

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to information contained in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders under the following heading: “Audit Committee—Principal Accountant Fees and Services.”

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

3. Exhibits

The exhibit number for the exhibit as originally filed is included in parentheses at the end of the description.

Mohawk Exhibit Number	Description

*2.1	Agreement and Plan of Merger dated as of December 3, 1993 and amended as of January 17, 1994 among Mohawk, AMI Acquisition Corp., Aladdin and certain Shareholders of Aladdin. (Incorporated herein by reference to Exhibit 2.1(a) in Mohawk’s Registration Statement on Form S-4, Registration No. 333-74220.)

*3.1	Restated Certificate of Incorporation of Mohawk, as amended. (Incorporated herein by reference to Exhibit 3.1 in Mohawk’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

*3.2	Restated Bylaws of Mohawk, as amended. (Incorporated herein by reference to Exhibit 3.2 in Mohawk’s Report on Form 8-K dated December 4, 2007.)

*4.1	See Article 4 of the Restated Certificate of Incorporation of Mohawk. (Incorporated herein by reference to Exhibit 3.1 in Mohawk’s Annual Report on Form 10-K (File No. 001-13697) for the fiscal year ended December 31, 1998.)

*4.2	See Articles 2, 6, and 9 of the Restated Bylaws of Mohawk, as amended. (Incorporated herein by reference to Exhibit 3.2 in Mohawk’s Current Report on Form 8-K dated December 4, 2007.)

*4.3	Indenture, dated as of April 2, 2002 between Mohawk Industries, Inc. and Wachovia Bank, National Association, as Trustee (Incorporated herein by reference to Exhibit 4.1 in Mohawk’s Registration Statement on Form S-4, Registration No. 333-86734, as filed April 22, 2002.)

*4.4	Indenture dated as of January 9, 2006, between Mohawk Industries, Inc. and SunTrust Bank, as trustee. (Incorporated herein by reference to Exhibit 4.4 in Mohawk’s Registration Statement on Form S-3, Registration Statement No. 333-130910.)

*4.5	First Supplemental Indenture, dated as of January 17, 2006, by and between Mohawk Industries, Inc., and SunTrust Bank, as trustee. (Incorporated by reference to Exhibit 4.1 in Mohawk’s Current Report on form 8-K dated January 17, 2006.)

*10.1	Five Year Credit Agreement dated as of October 28, 2005, by and among Mohawk Industries, Inc., each of the Banks party thereto from time to time, and Wachovia Bank, National Association, as Administrative Agent. (Incorporated by reference to Exhibit 10.3 of Mohawk’s Current Report on form 8-K dated as of October 28, 2005.)

Mohawk Exhibit Number	Description

*10.2	Five Year Credit Agreement dated as of November 8, 2005, by and among Mohawk International Holdings S.a.r.l, each of the Banks party thereto from time to time, and KBC Bank, N.V., as Administrative Agent. (Incorporated herein by reference to Exhibit 10.1 in Mohawk’s Current Report on form 8-K dated as of November 9, 2005.)

*10.3	Registration Rights Agreement by and among Mohawk, Citicorp Investments, Inc., ML-Lee Acquisition Fund, L.P. and Certain Management Investors. (Incorporated herein by reference to Exhibit 10.14 of Mohawk’s Registration Statement on Form S-1, Registration No. 33-45418.)

*10.4	Voting Agreement, Consent of Stockholders and Amendment to 1992 Registration Rights Agreement dated December 3, 1993 by and among Aladdin, Mohawk, Citicorp Investments, Inc., ML-Lee Acquisition Fund, L.P., David L. Kolb, Donald G. Mercer, Frank A. Procopio and John D. Swift. (Incorporated herein by reference to Exhibit 10(b) of Mohawk’s Registration Statement on Form S-4, Registration No. 33-74220.)

*10.5	Registration Rights Agreement by and among Mohawk and the former shareholders of Aladdin. (Incorporated herein by reference to Exhibit 10.32 of Mohawk’s Annual Report on Form 10-K (File No. 001-13697) for the fiscal year ended December 31, 1993.)

*10.6	Waiver Agreement between Alan S. Lorberbaum and Mohawk dated as of March 23, 1994 to the Registration Rights Agreement dated as of February 25, 1994 between Mohawk and those other persons who are signatories thereto. (Incorporated herein by reference to Exhibit 10.3 of Mohawk’s Quarterly Report on Form 10-Q (File No. 001-13697) for the quarter ended July 2, 1994.)

*10.7	Amended and Restated Receivables Purchase and Sale Agreement, dated as of August 4, 2003, among Mohawk Carpet Distribution, L.P. and Dal-Tile Corporation, as originators, and Mohawk Factoring, Inc. (Incorporated herein by reference to Exhibit 10.3 of Mohawk’s Quarterly Report on Form 10-Q for the period ended September 27, 2003.)

*10.8	Amended and Restated Credit and Security Agreement, dated as of August 4, 2003, Among Mohawk Factoring, Inc., Mohawk Servicing, Inc., Blue Ridge Asset Funding Corporation, Three Pillars Funding Corporation, SunTrust Capital Markets, Inc., as a co-agent, and Wachovia Bank, National Association, as a co-agent and administrative agent. (Incorporated herein by reference to Exhibit 10.3 of Mohawk’s Quarterly Report on Form 10-Q for the period ended September 27, 2003.)

*10.9	First Amendment to Amended and Restated Credit and Security Agreement dated September 29, 2004, among Mohawk Factoring, Inc., Blue Ridge Asset Funding Corporation, Wachovia Bank, National Association, Three Pillars Funding LLC, and SunTrust Capital Markets, Inc. (Incorporated herein by reference to Exhibit 10.4 of Mohawk’s Quarterly Report on Form 10-Q for the period ended October 2, 2004.)

*10.10	Second Amendment to the Liquidity Asset Purchase Agreement dated as of October 23, 2002 by and among Mohawk Factoring, Inc, as borrower, Mohawk Servicing, Inc., as Servicer, Blue Ridge Asset Funding Corporation, The Liquidity Banks and Wachovia Bank, N.A., as Agent dated as of October 25, 2000. (Incorporated herein by reference to Exhibit 10.28 of Mohawk’s Annual Report on Form 10-K for the year ended December 31, 2002)

*10.11	Amendment to Second Amended and Restated Liquidity Asset Purchase Agreement dated August 2, 2004, among Mohawk Factoring, Inc., Blue Ridge Asset Funding Corporation and Wachovia Bank, National Association. (Incorporated herein by reference to Exhibit 10.2 of Mohawk’s Quarterly Report on Form 10-Q for the period ended October 2, 2003.)

*10.12	Amendment to Second Amended and Restated Liquidity Asset Purchase Agreement dated August 2, 2004, among Mohawk Factoring, Inc., Three Pillars Funding Corporation, and SunTrust Capital Markets, Inc. (Incorporated herein by reference to Exhibit 10.2 of Mohawk’s Quarterly Report on Form 10-Q for the period ended October 2, 2003.)

Mohawk Exhibit Number	Description

*10.13	Discounted Stock Purchase Agreement dated October 31, 2005, by and between Mohawk Industries, Inc. and Paul De Cock, Bernard Thiers, Marc Van Canneyt and Paul De Fraeye. (Incorporated herein by reference to Mohawk’s Current Report on form 8-K dated October 28, 2005.)

*10.14	Amendment to Third Amended and Restated Liquidity Asset Purchase Agreement dated July 30, 2007, among Mohawk Factoring, Inc., Variable Funding Capital Company LLC, and Wachovia Bank, National Association. (Incorporated herein by reference to Exhibit 10.2 of Mohawk’s Quarterly Report on Form 10-Q for the period ended September 29, 2007.)

*10.15	Amendment to Liquidity Asset Purchase Agreement dated July 30, 2007 among Mohawk Factoring, Inc., Suntrust Bank, Three Pillars Funding LLC, and SunTrust Capital Markets, Inc. (Incorporated herein by reference to Exhibit 10.1 of Mohawk’s Quarterly Report on Form 10-Q for the period ended September 29, 2007.)

Exhibits Related to Executive Compensation Plans, Contracts and other Arrangements:

*10.16	Management Agreement dated October 31, 2005, by and between Unilin Flooring BVBA and Frans De Cock. (Incorporated herein by reference to Exhibit 10.1 of Mohawk’s Current Report on form 8-K dated October 28, 2005.)

*10.17	Employment Agreement dated November 15, 2005, by and between Mohawk Industries, Inc. and W. Christopher Wellborn. (Incorporated herein by reference to Exhibit 10.1 of Mohawk’s Quarterly Report on form 10-Q for the period ended April 1, 2006.)

*10.18	Mohawk Carpet Corporation Retirement Savings Plan, as amended. (Incorporated herein by reference to Exhibit 10.1 of Mohawk’s Registration Statement on Form S-1, Registration No. 33-45418.)

*10.19	Mohawk Carpet Corporation Supplemental Executive Retirement Plan, as amended. (Incorporated herein by reference to Exhibit 10.2 of Mohawk’s Registration Statement on Form S-1, Registration No. 33-45418.)

*10.20	Mohawk Industries, Inc. 1992 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.8 of Mohawk’s Registration Statement on Form S-1, Registration No. 33-45418.)

*10.21	Amendment dated July 22, 1993 to the Mohawk Industries, Inc. 1992 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.2 in Mohawk’s quarterly report on Form 10-Q (File No. 001-13697) for the quarter ended July 3, 1993.)

*10.22	Second Amendment dated February 17, 2000 to the Mohawk Industries, Inc. 1992 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.35 of Mohawk’s Annual Report on Form 10-K (File No. 001-13697) for the fiscal year ended December 31, 1999.)

*10.23	Mohawk Industries, Inc. 1992 Mohawk-Horizon Stock Option Plan. (Incorporated herein by reference to Exhibit 10.15 of Mohawk’s Registration Statement on Form S-1, Registration Number 33-53932.)

*10.24	Amendment dated July 22, 1993 to the Mohawk Industries, Inc. 1992 Mohawk-Horizon Stock Option Plan. (Incorporated herein by reference to Exhibit 10.1 of Mohawk’s quarterly report on Form 10-Q (File No. 001-13697) for the quarter ended July 3, 1993.)

*10.25	Second Amendment dated February 17, 2000 to the Mohawk Industries, Inc. 1992 Mohawk-Horizon Stock Option Plan. (Incorporated herein by reference to Exhibit 10.38 of Mohawk’s Annual Report on Form 10-K (File No. 001-13697) for the fiscal year ended December 31, 1999.)

*10.26	Mohawk Industries, Inc. 1993 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.39 of Mohawk’s Annual Report on Form 10-K (File No. 001-13697) for the fiscal year ended December 31, 1992.)

Mohawk Exhibit Number	Description

*10.27	First Amendment dated February 17, 2000 to the Mohawk Industries, Inc. 1993 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.40 of Mohawk’s Annual Report on Form 10-K (File No. 001-13697) for the fiscal year ended December 31, 1999.)

*10.28	The Mohawk Industries, Inc. Executive Deferred Compensation Plan. (Incorporated herein by reference to Exhibit 10.65 of Mohawk’s Annual Report on Form 10-K (File No. 001-13697) for the fiscal year ended December 31, 1994.)

*10.29	The Mohawk Industries, Inc. Management Deferred Compensation Plan. (Incorporated herein by reference to Exhibit 10.66 of Mohawk’s Annual Report on Form 10-K (File No. 001-13697) for the fiscal year ended December 31, 1994.)

*10.30	Mohawk Industries, Inc. 1997 Non-Employee Director Stock Compensation Plan (Amended and Restated as of March 31, 2003). (Incorporated herein by reference to Exhibit 10.38 of Mohawk’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.)

*10.31	1997 Long-Term Incentive Plan. (Incorporated herein by reference to Exhibit 10.80 of Mohawk’s Annual Report on Form 10-K (File No. 001-13697) for the fiscal year ended December 31, 1996.)

*10.32	2002 Long-Term Incentive Plan. (Incorporated herein by reference to Appendix A in the 2002 Mohawk Industries, Inc. Proxy Statement dated March 29, 2002.)

*10.33	Mohawk Industries, Inc. 2007 Incentive Plan (Incorporated herein by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-13697) filed with the Securities and Exchange Commission on April 9, 2007)

*10.34	Supply Agreement dated as of December 29, 1999, between Dal-Tile Corporation and Wold Talc Company. (Incorporated herein by reference to Exhibit 10.18 of the Dal-Tile International Inc., Form 10-K (File No. 033-64140) for fiscal year 1999.)

21	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm (KPMG).

23.2	Consent of Independent Registered Public Accounting Firm (BDO).

31.1	Certification Pursuant to Rule 13a-14(a).

31.2	Certification Pursuant to Rule 13a-14(a).

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates exhibit incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOHAWK INDUSTRIES, INC.

Dated: February 29, 2008	By:	/s/: JEFFREY S. LORBERBAUM
Jeffrey S. Lorberbaum,
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 29, 2008	/s/: JEFFREY S. LORBERBAUM
Jeffrey S. Lorberbaum,
Chairman and Chief Executive Officer
(principal executive officer)

Dated: February 29, 2008	/s/: FRANK H. BOYKIN
Frank H. Boykin,
Chief Financial Officer and Vice President-Finance
(principal financial officer)

Dated: February 29, 2008	/s/: THOMAS J. KANUK
Thomas J. Kanuk,
Vice President and Corporate Controller
(principal accounting officer)

Dated: February 29, 2008	/s/: PHYLLIS O. BONANNO
Phyllis O. Bonanno,
Director

Dated: February 29, 2008	/s/: BRUCE C. BRUCKMANN
Bruce C. Bruckmann,
Director

Dated: February 29, 2008	/s/: FRANS DE COCK
Frans De Cock,
Director

Dated: February 29, 2008	/s/: JOHN F. FIEDLER
John F. Fiedler,
Director

Dated: February 29, 2008	/s/: DAVID L. KOLB
David L. Kolb,
Director

Dated: February 29, 2008	/s/: LARRY W. MCCURDY
Larry W. McCurdy,
Director

Dated: February 29, 2008	/s/: ROBERT N. POKELWALDT
Robert N. Pokelwaldt,
Director

Dated: February 29, 2008	/s/: JOSEPH A. ONORATO
Joseph A. Onorato,
Director

Dated: February 29, 2008	/s/: CHRISTOPHER WELLBORN
W. Christopher Wellborn,
Director