Form 10-Q
period 2008-03-29
MOHAWK INDUSTRIES INC
filed 2008-05-01
CIK 851968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.     Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s classes of common stock as of April 28, 2008, the latest practicable date, is as follows: 68,402,467 shares of Common Stock, $.01 par value.

MOHAWK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

(In thousands)

(Unaudited)

	March 29, 2008	December 31, 2007
Current assets:
Cash and cash equivalents	$73,289	89,604
Receivables, net	955,325	821,113
Inventories	1,296,424	1,276,568
Prepaid expenses and other assets	135,429	123,395
Deferred income taxes	135,407	139,040

Total current assets	2,595,874	2,449,720

Property, plant and equipment, at cost	3,407,925	3,313,635
Less accumulated depreciation and amortization	1,381,867	1,337,914

Net property, plant and equipment	2,026,058	1,975,721

Goodwill	2,877,671	2,797,339
Tradenames	739,175	707,086
Other intangible assets, net	472,337	464,783
Deferred income taxes and other assets	306,304	285,401

	$9,017,419	8,680,050

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

(Unaudited)

	March 29, 2008	December 31, 2007
Current liabilities:

Current portion of long-term debt	$367,785	260,439
Accounts payable and accrued expenses	932,856	951,061

Total current liabilities	1,300,641	1,211,500

Deferred income taxes	639,209	614,619
Long-term debt, less current portion	2,003,013	2,021,395
Other long-term liabilities	125,576	125,179

Total liabilities	4,068,439	3,972,693

Stockholders’ equity:
Preferred stock, $.01 par value; 60 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 150,000 shares authorized; 79,433 and 79,404 shares issued in 2008 and 2007, respectively	794	794
Additional paid-in capital	1,207,219	1,203,957
Retained earnings	3,527,733	3,462,343
Accumulated other comprehensive income, net	536,779	363,981

	5,272,525	5,031,075

Less treasury stock at cost; 11,040 and 11,046 shares in 2008 and 2007, respectively	323,545	323,718

Total stockholders’ equity	4,948,980	4,707,357

	$9,017,419	8,680,050

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 29, 2008	March 31, 2007
Net sales	$1,738,097	1,863,863

Cost of sales	1,278,258	1,340,423

Gross profit	459,839	523,440

Selling, general and administrative expenses	335,521	352,863

Operating income	124,318	170,577

Other expense (income):
Interest expense	33,767	41,579
Other expense	6,446	5,414
Other income	(3,667)	(1,187)
U.S. Customs refund, net	—	(9,122)

	36,546	36,684

Earnings before income taxes	87,772	133,893

Income taxes	22,382	43,515

Net earnings	$65,390	90,378

Basic earnings per share	$0.96	1.33

Weighted-average common shares outstanding	68,375	67,906

Diluted earnings per share	$0.95	1.32

Weighted-average common and dilutive potential common shares outstanding	68,579	68,255

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 29, 2008	March 31, 2007
Cash flows from operating activities:
Net earnings	$65,390	90,378
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	73,256	73,846
Deferred income taxes	2,618	(5,228)
Loss (gain) on disposal and impairment of property, plant and equipment	(671)	179
Excess tax benefit from stock-based compensation	(138)	(3,579)
Stock based compensation expense	2,545	4,391
Changes in operating assets and liabilities, net of effects of acquisition:
Receivables	(121,704)	(66,761)
Inventories	(11,017)	(18,100)
Accounts payable and accrued expenses	(69,767)	16,191
Other assets and prepaid expenses	(14,900)	(5,781)
Other liabilities	(5,791)	3,231

Net cash (used in) provided by operating activities	(80,179)	88,767

Cash flows from investing activities:
Additions to property, plant and equipment, net	(55,971)	(24,956)

Net cash used in investing activitities	(55,971)	(24,956)

Cash flows from financing activities:
Payments on revolving line of credit	(303,181)	(370,213)
Proceeds from revolving line of credit	300,684	346,702
Net change in asset securitization borrowings	80,000	(60,000)
Payments on term loan and other debt	(147)	(82)
Excess tax benefit from stock-based compensation	138	3,579
Change in outstanding checks in excess of cash	40,660	(9,298)
Proceeds from stock option exercises	854	14,433

Net cash provided by (used in) financing activities	119,008	(74,879)

Effect of exchange rate changes on cash and cash equivalents	827	1,174

Net change in cash	(16,315)	(9,894)
Cash, beginning of period	89,604	63,492

Cash, end of period	$73,289	53,598

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

1. Interim reporting

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto, and the Company’s description of critical accounting policies, included in the Company’s 2007 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

2. New Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy. Additionally, companies are required to provide certain disclosures regarding instruments within the hierarchy, including a reconciliation of the beginning and ending balances for each major category of assets and liabilities. SFAS No. 157 is effective for the Company’s fiscal year beginning January 1, 2008 for financial assets and liabilities and January 1, 2009 for non-financial assets and liabilities. The adoption of SFAS No. 157 for financial assets and liabilities on January 1, 2008 did not have a material impact on the Company’s consolidated financial statements. The Company is currently evaluating the impact of SFAS No. 157 for non-financial assets and liabilities, if any, on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158 (“SFAS No. 158”), “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans- an amendment of FASB Statements No. 87, 88, 106 and 132(R).” The Company adopted all provisions of SFAS No. 158 as of December 31, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company adopted SFAS No. 158 on January 1, 2008 and the adoption did not have any impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS No. 159, a company may elect to use fair value to measure eligible items at a specified election date and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. The Company adopted SFAS No. 159 effective January 1, 2008, but did not elect to fair value any of the eligible assets or liabilities. Therefore, the adoption did not have any impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for fiscal

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

years beginning after December 15, 2008. Once adopted, SFAS 141R will impact the recognition and measurement of future business combinations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The provisions of SFAS No. 161 are effective for the first quarter of 2009. The Company is currently evaluating the impact of the provisions of SFAS No. 161 on its consolidated financial statements.

3. Receivables

Receivables are as follows:

	March 29, 2008	December 31, 2007
Customers, trade	$996,399	845,446
Other	22,823	31,977

	1,019,222	877,423
Less allowance for discounts, returns, claims and doubtful accounts	63,897	56,310

Net receivables	$955,325	821,113

4. Inventories

The components of inventories are as follows:

	March 29, 2008	December 31, 2007
Finished goods	$795,326	804,408
Work in process	115,650	100,582
Raw materials	385,448	371,578

Total inventories	$1,296,424	1,276,568

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

5. Intangible assets and goodwill

The components of goodwill and other intangible assets are as follows:

Goodwill:

	Mohawk	Dal-Tile	Unilin	Total
Balance as of January 1, 2008	$199,132	1,186,013	1,412,194	2,797,339
Goodwill recognized during the period (1)	—	—	586	586
Currency translation during the period	—	—	79,746	79,746

Balance as of March 29, 2008	$199,132	1,186,013	1,492,526	2,877,671

(1)	The Company adjusted certain pre-acquisition tax liabilities in the Unilin segment.

Intangible assets:

	Tradenames
Indefinite life assets not subject to amortization:
Balance as of January 1, 2008	$707,086
Currency translation during the period	32,089

Balance as of March 29, 2008	$739,175

	Customer relationships	Patents	Total

Intangible assets subject to amortization:
Balance as of January 1, 2008	$256,092	208,691	464,783
Amortization during period	(12,186)	(7,293)	(19,479)
Currency translation during the period	12,066	14,967	27,033

Balance as of March 29, 2008	$255,972	216,365	472,337

Amortization for the three month period ended:

	March 29, 2008	March 31, 2007
Amortization expense	$19,479	22,698

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

6. Accounts payable and accrued expenses

	March 29, 2008	December 31, 2007
Outstanding checks in excess of cash	$65,279	24,619
Accounts payable, trade	369,640	399,141
Accrued expenses	292,808	321,547
Income taxes payable	44,220	42,090
Deferred tax liability	5,143	11,890
Accrued compensation	155,766	151,774

Total accounts payable and accrued expenses	$932,856	951,061

7. Product Warranties

The Company warrants certain qualitative attributes of its products for up to 33 years. The Company records a provision for estimated warranty and related costs, based on historical experience and periodically adjusts these provisions to reflect actual experience. The warranty obligation is as follows:

	Three Months Ended
	March 29, 2008	March 31, 2007
Balance at beginning of period	$46,187	30,712
Warranty claims paid	(18,764)	(15,812)
Warranty expense	13,184	15,122

Balance at end of period	$40,607	30,022

8. Comprehensive income

Comprehensive income is as follows:

	Three Months Ended
	March 29, 2008	March 31, 2007
Net earnings	$65,390	90,378
Other comprehensive income:
Foreign currency translation	172,361	22,586
Unrealized gain on derivative instruments, net of income taxes	437	1,590

Comprehensive income	$238,188	114,554

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

9. Stock compensation

The Company accounts for its stock-based compensation plans in accordance with SFAS No. 123R (“SFAS No. 123R”), “Share-Based Payment.” Under SFAS No. 123R, all stock based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense in the statement of earnings over the requisite service period.

Under the Company’s 2007 Incentive Plan (“2007 Plan”), the Company reserved up to a maximum of 3,200 shares of common stock for issuance upon the grant or exercise of stock options, restricted stock, restricted stock units (“RSU’s”) and other types of awards, as defined under the 2007 Plan. Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock on the date of the grant and generally vest between three and five years with a 10-year contractual term. Restricted stock and RSU’s are generally granted with a price equal to the market price of the Company’s common stock on the date of the grant and generally vest between three and five years.

The Company granted 146 and 64 options to employees at a weighted-average grant-date fair value of $20.26 and $33.68 per share for the three months ended March 29, 2008 and March 31, 2007, respectively. The Company recognized stock based compensation costs related to stock options of $1,579 ($1,000 net of taxes) and $2,439 ($1,545 net of taxes) for the three months ended March 29, 2008 and March 31, 2007, respectively, which has been allocated to selling, general and administrative expenses. Pre-tax unrecognized compensation expense for stock options granted to employees and outside directors, net of estimated forfeitures, was $12,483 as of March 29, 2008, and will be recognized as expense over a weighted-average period of approximately 2.7 years.

The fair value of the option award is estimated on the date of grant using the Black-Scholes-Merton valuation model. Expected volatility is based on the historical volatility of the Company’s common stock. The Company uses historical data to estimate option exercise and forfeiture rates within the valuation model.

The Company granted 62 and 142 RSU’s at a weighted-average grant-date fair value of $74.41 and $93.65 per unit for the three months ended March 29, 2008 and March 31, 2007, respectively. The Company recognized stock based compensation costs related to the issuance of RSU’s of $890 ($564 net of taxes) and $1,952 ($1,240 net of taxes) for the three months ended March 29, 2008 and March 31, 2007, respectively, which has been allocated to selling, general and administrative expenses. Pre-tax unrecognized compensation expense for unvested RSU’s granted to employees, net of estimated forfeitures, was $10,558 as of March 29, 2008, and will be recognized as expense over a weighted-average period of approximately 3.0 years. No restricted stock awards were granted for the three months ended March 29, 2008. Restricted stock awards granted and the related compensation expense was not significant for the three months ended March 31, 2007.

10. Earnings per share

The Company applies the provisions of SFAS No. 128, “Earnings per Share,” which requires companies to present basic earnings per share (“EPS”) and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

Dilutive common stock options and RSU’s are included in the diluted EPS calculation using the treasury stock method. Excluded from the computation of diluted EPS are stock options and RSU’s of 1,252 and 1,035 shares because their effect would have been anti-dilutive for the three month period ended March 29, 2008 and March 31, 2007, respectively.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 29, 2008	March 31, 2007
Net earnings	$65,390	90,378

Weighted-average common and dilutive potential common shares outstanding:
Weighted-average common shares outstanding	68,375	67,906
Add weighted-average dilutive potential common shares – options and RSU’s to purchase common shares, net	204	349

Weighted-average common and dilutive potential common shares outstanding	68,579	68,255

Basic earnings per share	$0.96	1.33

Diluted earnings per share	$0.95	1.32

11. Supplemental Condensed Consolidated Statements of Cash Flows Information

	Three Months Ended
	March 29, 2008	March 31, 2007
Net cash paid during the period for:
Interest	$47,621	50,650

Income taxes	$28,808	53,282

12. Segment reporting

The Company has three reporting segments, the Mohawk segment, the Dal-Tile segment and the Unilin segment. The Mohawk segment manufactures, markets and distributes its product lines primarily in North America, which include carpet, rugs, pad, ceramic tile, hardwood, resilient and laminate, through its network of regional distribution centers and satellite warehouses using company-operated trucks, common carrier or rail transportation. The segment product lines are sold through various selling channels, which include floor covering retailers, home centers, mass merchandisers, department stores, independent distributors, commercial dealers and commercial end users. The Dal-Tile segment manufactures, markets and distributes its product lines primarily in North America, which include ceramic tile, porcelain tile and stone products, through its network of regional distribution centers and approximately 250 company-operated sales service centers using Company operated trucks, common carriers or rail transportation. The segment product lines are purchased by floor covering retailers, home centers, independent distributors, tile specialty dealers, tile contractors, and commercial end users. The Unilin segment manufactures, markets and distributes its product lines primarily in North America and Europe, which include laminate flooring, wood flooring, medium-density fiberboard, roofing systems and other wood products through various selling channels, which include independent retailers, home centers, independent distributors, contractors, and commercial users.

The accounting policies for each operating segment are consistent with the Company’s policies for the consolidated financial statements. Amounts disclosed for each segment are prior to any elimination or consolidation entries. Corporate general and administrative expenses attributable to each segment are estimated and allocated accordingly. Segment performance is evaluated based on operating income.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Segment information is as follows:

	Three Months Ended
	March 29, 2008	March 31, 2007
Net sales:
Mohawk	$905,044	1,047,661
Dal-Tile	449,051	466,961
Unilin	403,755	352,096
Intersegment Sales	(19,753)	(2,855)

	$1,738,097	1,863,863

Operating income:
Mohawk	$22,241	48,445
Dal-Tile	56,941	64,395
Unilin	49,956	60,499
Corporate and Eliminations	(4,820)	(2,762)

	$124,318	170,577

	As of
	March 29, 2008	December 31, 2007

Assets:
Mohawk	$2,410,031	2,302,527
Dal-Tile	2,257,190	2,259,811
Unilin	4,162,172	3,916,739
Corporate and Eliminations	188,026	200,973

	$9,017,419	8,680,050

13. Employee Benefit Plans

The Company has various pension plans covering employees in Belgium, France and the Netherlands (the “Non-U.S. Plans”) that it acquired with the acquisition of Unilin Holding NV in October 2005. Benefits under the Non-U.S. Plans depend on compensation and years of service. The Non-U.S. Plans are funded in accordance with local regulations.

Pension expense for the Non-U.S. Plans includes the following components:

	Non-U.S. Plans
	Three months ended
	March 29, 2008	March 31, 2007

Service cost of benefits earned	$494	449

Interest cost on projected benefit obligation	297	217
Estimated return on plan assets	(228)	(174)
Amortization of actuarial net gain	(7)	—

Net pension expense	$556	492

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

The Company contributed $543 to its Non-U.S. Plans in the first quarter of 2008 and expects to make cash contributions of approximately $1,600 during the remainder of 2008.

14. Commitments, Contingencies and Other

The Company is involved in litigation from time to time in the regular course of its business. Except as noted below there are no material legal proceedings pending or known by the Company to be contemplated to which the Company is a party or to which any of its property is subject.

In Shirley Williams et al. v. Mohawk Industries, Inc., four plaintiffs filed a putative class action lawsuit in January 2004 in the United States District Court for the Northern District of Georgia, alleging that they are former and current employees of the Company and that the actions and conduct of the Company, including the employment of persons who are not authorized to work in the United States, have damaged them and the other members of the putative class by suppressing the wages of the Company’s hourly employees in Georgia. The plaintiffs seek a variety of relief, including (a) treble damages; (b) return of any allegedly unlawful profits; and (c) attorney’s fees and costs of litigation. In February 2004, the Company filed a Motion to Dismiss the Complaint, which was denied by the District Court in April 2004. Following appellate review of this decision, the case was returned to the District Court for further proceedings. On December 18, 2007, the plaintiffs filed a motion for class certification and on March 3, 2008, the District Court denied the plaintiffs motion for class certification. The plaintiffs then appealed the decision to the United States Court of Appeals for the 11th Circuit on March 17, 2008. Discovery has been stayed at the District Court while the appeal is pending. The Company will continue to vigorously defend itself against this action.

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

The Company has received partial refunds from the United States government in reference to settling custom disputes dating back to 1982. To date, the Company has received partial refunds totaling $28,590 ($18,087 net of taxes). No refunds were recorded during the three months ended March 29, 2008. For the three months ended March 29, 2007, the Company recorded refunds of $9,122 ($5,792 net of taxes). Additional future recoveries will be recorded when realized.

15. Fair Value of Financial Instruments

As noted above in Note 2, the Company has only adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities that are measured at fair value within the condensed consolidated financial statements. For assets and liabilities measured at fair value on a recurring basis during the period under the provisions of SFAS No. 157, the Company uses an income approach to value the assets and liabilities for outstanding derivative contracts, which include natural gas futures contracts and foreign exchange forward contracts. These contracts are valued using an income approach, which consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contracts using current market information as of the reporting date such as natural gas and foreign exchange spot and forward rates.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

The following table provides a summary of the fair values of assets and liabilities under SFAS No. 157:

		Fair Value Measurements at March 29, 2008 Using
	March 29, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives	$563	—	563	—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company has three reporting segments, the Mohawk segment, the Dal-Tile segment and the Unilin segment. The Mohawk segment manufactures, markets and distributes its product lines primarily in North America, which include carpet, rugs, pad, ceramic tile, hardwood, resilient and laminate, through its network of regional distribution centers and satellite warehouses using company-operated trucks, common carrier or rail transportation. The segment product lines are sold through various selling channels, which include floor covering retailers, home centers, mass merchandisers, department stores, independent distributors, commercial dealers and commercial end users. The Dal-Tile segment manufactures, markets and distributes its product lines primarily in North America, which include ceramic tile, porcelain tile and stone products, through its network of regional distribution centers and approximately 250 company-operated sales service centers using Company operated trucks, common carriers or rail transportation. The segment product lines are purchased by floor covering retailers, home centers, independent distributors, tile specialty dealers, tile contractors, and commercial end users. The Unilin segment manufactures, markets and distributes its product lines primarily in North America and Europe, which include laminate flooring, wood flooring, medium-density fiberboard, roofing systems and other wood products through various selling channels, which include independent retailers, home centers, independent distributors, contractors, and commercial users.

The Company reported net earnings of $65.4 million or diluted earnings per share (“EPS”) of $0.95, down for the first quarter of 2008 compared to net earnings of $90.4 million or $1.32 EPS for the first quarter of 2007. The decrease in EPS resulted primarily from lower sales demand in the Company’s U.S. residential new construction and replacement channels, which the Company believes is primarily attributable to the slowing U.S. housing industry caused by tightening credit, declining consumer confidence, and increasing costs. In addition, the decrease in EPS was impacted by higher raw material costs and a slowing European flooring market, offset by growth in the U.S. commercial channel.

Results of Operations

Quarter Ended March 29, 2008, as Compared with Quarter Ended March 31, 2007

Net sales for the quarter ended March 29, 2008 were $1,738.1 million, reflecting a decrease of $125.8 million, or approximately 6.7%, from the $1,863.9 million reported for the quarter ended March 31, 2007. The decrease occurred in the Company’s U.S. residential new construction and replacement channels, which the Company believes has been impacted by the slowing U.S. housing industry, partially offset by favorable exchange rates and the wood flooring acquisition completed in the third quarter of 2007. The Mohawk segment recorded net sales of $905.0 million in the current quarter compared to $1,047.7 million in the first quarter of 2007, representing a decrease of $142.7 million, or approximately 13.6%. The decrease arose from lower demand in its residential new construction and replacement channels, which the Company believes was impacted by the slowing U.S. housing industry. The Dal-Tile segment recorded net sales of $449.1 million in the current quarter, representing a decrease of $17.9 million, or approximately 3.8%, compared to $467.0 million reported in the first quarter of 2007. The decrease occurred in its residential sales channel, which the Company believes has been impacted by the slowing U.S. housing industry, partially offset by growth in the commercial channel. The Unilin segment recorded net sales of $403.8 million in the current quarter compared to $352.1 million in the first quarter of 2007, representing an increase of $51.7 million, or approximately 14.7%. Approximately $38 million of the increase related to the wood flooring acquisition completed during the third quarter of 2007 with the remainder of the increase primarily related to favorable exchange rates. Lower sales due to the impact of the slowing U.S. housing industry and its impact on the European market offset these increases.

Gross profit for the first quarter of 2008 was $459.8 million (26.5% of net sales) and represented a decrease of $63.6 million from gross profit of $523.4 million (28.1% of net sales) for the prior year’s first quarter. Gross profit as a percentage of net sales in the current quarter was unfavorably impacted by lower production volume in the U.S and higher raw material and energy costs.

Selling, general and administrative expenses for the first quarter of 2008 were $335.5 million (19.3% of net sales), reflecting a decrease of $17.4 million, or approximately 4.9%, compared to $352.9 million (18.9% of net sales) for the prior year’s first quarter. The increase in the selling, general and administrative expenses as a percentage of net sales was primarily attributable to lower sales in proportion to selling, general and administrative expenses.

Operating income for the first quarter of 2008 was $124.3 million (7.2% of net sales) compared to $170.6 million (9.2% of net sales) in the first quarter of 2007. Operating income as a percentage of net sales in the current quarter was unfavorably impacted by lower sales volume, which the Company believes is primarily attributable to the slowing U.S. housing industry and higher raw material and energy costs. Operating income in the Mohawk segment was $22.2 million (2.5% of segment net sales) in the first quarter of 2008 compared to $48.4 million (4.6% of segment net sales) in the first quarter of 2007. Declining operating income as a percentage of net sales in the current quarter occurred in its residential new construction and replacement channels, which the Company believes is primarily attributable to the slowing U.S. housing industry, higher raw material and energy costs and increased manufacturing costs resulting from lower production volume. In the Dal-Tile segment, operating income was $56.9 million (12.7% of segment net sales) in the first quarter of 2008 compared to $64.4 million (13.8% of segment net sales) for the first quarter of 2007. Operating income as a percentage of net sales was unfavorably impacted by its residential channel, which the Company believes is primarily attributable to the slowing U.S. housing industry and higher transportation costs. Operating income in the Unilin segment was $50.0 million (12.4% of segment net sales) in the first quarter of 2008 compared to $60.5 million (17.2% of segment net sales) for the first quarter of 2007. Operating income as a percentage of net sales was unfavorably impacted by the wood flooring acquisition completed during the third quarter of 2007 and higher raw material costs.

Interest expense for the first quarter of 2008 was $33.8 million compared to $41.6 million in the first quarter of 2007. The decrease in interest expense was directly related to lower average debt levels in the current quarter when compared to the first quarter of 2007.

Income tax expense was $22.4 million, or 25.5% of earnings before income taxes for the first quarter of 2008 compared to $43.5 million, or 32.5% of earnings before income taxes for the prior year’s first quarter. The decrease in the tax rate is principally due to a greater percentage of income in lower taxed jurisdictions and changes implemented in the third and fourth quarters of 2007, which resulted in higher interest deductions outside the U.S.

Liquidity and Capital Resources

The Company’s primary capital requirements are for working capital, capital expenditures and acquisitions. The Company’s capital needs are met primarily through a combination of internally generated funds, bank credit lines, term and senior notes, the sale of trade receivables and credit terms from suppliers.

Cash flows used in operations for the first three months of 2008 were $80.2 million compared to cash flows provided by operations of $88.8 million for the first three months of 2007. The decrease in operating cash flows for the first three months of 2008 as compared to the first three months of 2007 is primarily attributable to receivables being impacted by a calendar shift between the fourth quarter of 2007 and the current quarter, a shift in the timing of seasonal trade shows and product roll-outs, and lower payables due to the transition of externally sourced products to Company manufactured products.

Net cash used in investing activities for the first three months of 2008 was $56.0 million compared to $25.0 million for the first three months of 2007. The increase is due to the timing of additional plant capital spending during 2008 as compared to 2007. Capital spending during the remainder of 2008 for the Mohawk, Dal-Tile and Unilin segments combined, excluding acquisitions, is expected to range from $155 million to $180 million, and will be used primarily to purchase equipment and to add manufacturing capacity.

Net cash provided by financing activities for the first three months of 2008 was $119.0 million compared to net cash used in financing activities of $74.9 million for the same period in 2007. The primary reason for the change was an increase in working capital compared to the first three months of 2007.

At March 29, 2008, a total of approximately $448.9 million was available under the Company’s revolving credit facility. The amount used under the revolving credit facility at March 29, 2008 was $301.1 million. The amount used under the revolving credit facility is composed of $196.9 million of borrowings, $55.6 million of standby letters of credit guaranteeing the Company’s industrial revenue bonds and $48.6 million of standby letters of credit related to various insurance contracts and foreign vendor commitments.

The Company has an on-balance sheet trade accounts receivable securitization agreement (“Securitization Facility”). The Securitization Facility allows the Company to borrow up to $350.0 million based on available accounts receivable. At March 29, 2008, the Company had approximately $270 million outstanding secured by trade receivables. On July 28, 2007, the Company extended the term of the Securitization Facility until July 2008.

Contractual Obligations

There have been no significant changes to the Company’s contractual obligations as disclosed in the Company’s 2007 Annual Report filed on Form 10-K.

Critical Accounting Policies and Estimates

There have been no significant changes to the Company’s critical accounting policies and estimates during the period. The Company’s critical accounting policies and estimates are described in its 2007 Annual Report filed on Form 10-K.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy. Additionally, companies are required to provide certain disclosures regarding instruments within the hierarchy, including a reconciliation of the beginning and ending balances for each major category of assets and liabilities. SFAS No. 157 is effective for the Company’s fiscal year beginning January 1, 2008 for financial assets and liabilities and January 1, 2009 for non-financial assets and liabilities. The adoption of SFAS No. 157 for financial assets and liabilities on January 1, 2008 did not have a material impact on the Company’s consolidated financial statements. The Company is currently evaluating the impact of SFAS No. 157 for non-financial assets and liabilities, if any, on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158 (“SFAS No. 158”), “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans- an amendment of FASB Statements No. 87, 88, 106 and 132(R).” The Company adopted all provisions of SFAS No. 158 as of December 31, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company adopted SFAS No. 158 on January 1, 2008 and the adoption did not have any impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS No. 159, a company may elect to use fair value to measure eligible items at a specified election date and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. The Company adopted SFAS No. 159 effective January 1, 2008, but did not elect to fair value any of the eligible assets or liabilities. Therefore, the adoption did not have any impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. Once adopted, SFAS 141R will impact the recognition and measurement of future business combinations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The provisions of SFAS No. 161 are effective for the first quarter of 2009. The Company is currently evaluating the impact of the provisions of SFAS No. 161 on its consolidated financial statements.

Impact of Inflation

Inflation affects the Company’s manufacturing costs, distribution costs and operating expenses. The carpet and tile industry have experienced significant inflation in the prices of raw materials and fuel-related costs beginning in the first quarter of 2004, predominately related to the oil-based materials it purchases. The laminate industry has experienced moderate inflation in the prices of raw material since the beginning of 2006. For the period from 1999 through the beginning of 2004, the carpet and tile industry experienced moderate inflation in the prices of raw materials and fuel-related costs. In the past, the Company has generally been able to pass along these price increases to its customers and has been able to enhance productivity to help offset increases in costs resulting from inflation in its operations.

Seasonality

The Company is a calendar year-end company. With respect to its Mohawk and Dal-Tile segments, its results of operations for the first quarter tend to be the weakest. The second, third and fourth quarters typically produce higher net sales and operating income in these segments. These results are primarily due to consumer residential spending patterns for floor covering, which historically have decreased during the first two months of each year following the holiday season. The Unilin segment’s second and fourth quarters typically produce higher net sales and earnings followed by a moderate first quarter and a weaker third quarter. The third quarter is traditionally the weakest due to the European holiday in late summer.

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

The Company’s exposures to market risk have not changed significantly since December 31, 2007.

Item 4.	Controls and Procedures

Based on an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective for the period covered by this report. No change in the Company’s internal control over financial reporting occurred during the period covered by this report that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is involved in litigation from time to time in the regular course of its business. Except as noted below there are no material legal proceedings pending or known by the Company to be contemplated to which the Company is a party or to which any of its property is subject.

In Shirley Williams et al. v. Mohawk Industries, Inc., four plaintiffs filed a putative class action lawsuit in January 2004 in the United States District Court for the Northern District of Georgia, alleging that they are former and current employees of the Company and that the actions and conduct of the Company, including the employment of persons who are not authorized to work in the United States, have damaged them and the other members of the putative class by suppressing the wages of the Company’s hourly employees in Georgia. The plaintiffs seek a variety of relief, including (a) treble damages; (b) return of any allegedly unlawful profits; and (c) attorney’s fees and costs of litigation. In February 2004, the Company filed a Motion to Dismiss the Complaint, which was denied by the District Court in April 2004. Following appellate review of this decision, the case was returned to the District Court for further proceedings. On December 18, 2007, the plaintiffs filed a motion for class certification and on March 3, 2008, the District Court denied the plaintiffs motion for class certification. The plaintiffs then appealed the decision to the United States Court of Appeals for the 11th Circuit on March 17, 2008. Discovery has been stayed at the District Court while the appeal is pending. The Company will continue to vigorously defend itself against this action.

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

There have been no significant changes to the Company’s risk factors as disclosed in the Company’s 2007 Annual Report filed on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

The information set forth under this Item 5 is furnished in lieu of disclosure on Form 8-K under Item 5.02.

On May 1, 2008, Mohawk Industries, Inc. (the “Company”) amended its employment agreement with W. Christopher Wellborn, the Company’s Chief Operating Officer, which was previously set to expire on December 31, 2008. Pursuant to the terms of the amended and restated employment agreement (the “Employment Agreement”), Mr. Wellborn will receive a base salary of $800,000 per year. The base salary is subject to periodic review by the Company and may be adjusted, based on the Company’s performance, the individual’s performance, market conditions or such other factors as are deemed relevant by the Company, provided, however, that it may not be adjusted below the current level. Mr. Wellborn is also eligible to receive customary benefits and earn an annual bonus of up to 135% of the base salary based on the achievement of goals established under the Company’s bonus plan. In addition, Mr. Wellborn will be eligible to participate in the Company’s 2007 Long Term Incentive Plan. The Employment Agreement expires on December 31, 2018.

In the event that Mr. Wellborn is terminated without “cause” or resigns for “good reason,” Mr. Wellborn will be entitled to (i) accrued base salary through the date of termination, (ii) the continuation of his base salary for a two year period following the termination, (iii) continued participation in employee benefit plans for a two year period following the termination, and (iv) two times the greater of (a) Mr. Wellborn’s target annual bonus for the year in which the termination occurs, (b) 90% of the base salary for the year in which the termination occurs, or (c) the annual bonus for the fiscal year preceding the fiscal year in which the termination occurs, which will be payable 50% at the end of the fiscal year in which the termination occurs and 50% on the one year anniversary of the first payment. In addition, Mr. Wellborn’s stock options, restricted stock units and other forms of Company stock-based awards will immediately vest and such options will become fully exercisable if Mr. Wellborn is terminated without “cause” or resigns for “good reason.” In the event of a change of control of the Company in which the successor does not assume the obligations under the Employment Agreement, Mr. Wellborn will be entitled to the payments and benefits as if he had resigned for “good reason.” Further, under the terms of the Employment Agreement, Mr. Wellborn is prohibited from competing with the Company or soliciting employees of the Company for five years following his separation from the Company.

A copy of the Employment Agreement is filed as Exhibit 10.1 to this Form 10-Q and is incorporated herein by reference.

Item 6.	Exhibits

No.	Description
10.1	Amended and Restated Employment Agreement, dated as of May 1, 2008, by and between the Company and W. Christopher Wellborn.
31.1	Certification Pursuant to Rule 13a-14(a).
31.2	Certification Pursuant to Rule 13a-14(a).
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOHAWK INDUSTRIES, INC.
(Registrant)

Dated: May 1, 2008	By:	/s/ Jeffrey S. Lorberbaum
JEFFREY S. LORBERBAUM
Chairman, President and
Chief Executive Officer
(principal executive officer)

Dated: May 1, 2008	By:	/s/ Frank H. Boykin
FRANK H. BOYKIN
Chief Financial Officer
(principal financial officer)