Form 10-Q
period 2008-06-28
MOHAWK INDUSTRIES INC
filed 2008-08-05
CIK 851968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2008

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

The number of shares outstanding of the issuer’s classes of common stock as of August 1, 2008, the latest practicable date, is as follows: 68,410,575 shares of Common Stock, $.01 par value.

MOHAWK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

(In thousands)

(Unaudited)

	June 28, 2008	December 31, 2007
Current assets:

Cash and cash equivalents	$64,038	89,604

Receivables, net	982,378	821,113

Inventories	1,250,300	1,276,568

Prepaid expenses and other assets	131,218	123,395

Deferred income taxes	138,332	139,040

Total current assets	2,566,266	2,449,720

Property, plant and equipment, at cost	3,441,484	3,313,635
Less accumulated depreciation and amortization	1,422,671	1,337,914

Net property, plant and equipment	2,018,813	1,975,721

Goodwill	2,876,724	2,797,339

Tradenames	738,842	707,086

Other intangible assets, net	451,315	464,783

Deferred income taxes and other assets	307,572	285,401

	$8,959,532	8,680,050

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

(Unaudited)

	June 28, 2008	December 31, 2007
Current liabilities:

Current portion of long-term debt	$290,392	260,439
Accounts payable and accrued expenses	965,743	951,061

Total current liabilities	1,256,135	1,211,500

Deferred income taxes	638,685	614,619
Long-term debt, less current portion	1,896,642	2,021,395
Other long-term liabilities	125,173	125,179

Total liabilities	3,916,635	3,972,693

Stockholders’ equity:
Preferred stock, $.01 par value; 60 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 150,000 shares authorized; 79,449 and 79,404 shares issued in 2008 and 2007, respectively	794	794
Additional paid-in capital	1,212,023	1,203,957
Retained earnings	3,616,512	3,462,343
Accumulated other comprehensive income, net	537,113	363,981

	5,366,442	5,031,075

Less treasury stock at cost; 11,040 and 11,046 shares in 2008 and 2007, respectively	323,545	323,718

Total stockholders’ equity	5,042,897	4,707,357

	$8,959,532	8,680,050

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	June 28, 2008	June 30, 2007
Net sales	$1,840,045	1,977,210

Cost of sales	1,357,153	1,420,512

Gross profit	482,892	556,698

Selling, general and administrative expenses	336,829	358,450

Operating income	146,063	198,248

Other expense (income):
Interest expense	32,742	39,138
Other expense	4,796	3,439
Other income	(3,146)	(6,190)
U.S. Customs refund, net	—	(32)

	34,392	36,355

Earnings before income taxes	111,671	161,893

Income taxes	22,893	46,625

Net earnings	$88,778	115,268

Basic earnings per share	$1.30	1.69

Weighted-average common shares outstanding	68,403	68,167

Diluted earnings per share	$1.29	1.68

Weighted-average common and dilutive potential common shares outstanding	68,617	68,533

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

	Six Months Ended
	June 28, 2008	June 30, 2007
Net sales	$3,578,142	3,841,073

Cost of sales	2,635,411	2,760,935

Gross profit	942,731	1,080,138

Selling, general and administrative expenses	672,350	711,313

Operating income	270,381	368,825

Other expense (income):
Interest expense	66,509	80,717
Other expense	11,242	8,853
Other income	(6,813)	(7,377)
U.S. Customs refund, net	—	(9,154)

	70,938	73,039

Earnings before income taxes	199,443	295,786

Income taxes	45,275	90,140

Net earnings	$154,168	205,646

Basic earnings per share	$2.25	3.02

Weighted-average common shares outstanding	68,389	68,037

Diluted earnings per share	$2.25	3.01

Weighted-average common and dilutive potential common shares outstanding	68,598	68,394

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 28, 2008	June 30, 2007
Cash flows from operating activities:
Net earnings	$154,168	205,646
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	148,308	149,228
Deferred income taxes	5,661	(11,940)
Loss on disposal and impairment of property, plant and equipment	2,637	943
Excess tax benefit from stock-based compensation	264	(5,884)
Stock-based compensation expense	6,539	7,564
Changes in operating assets and liabilities, net of effects of acquisition:
Receivables	(148,645)	(83,513)
Inventories	34,375	(1,095)
Accounts payable and accrued expenses	401	61,522
Other assets and prepaid expenses	(16,493)	(4,687)
Other liabilities	(523)	(3,332)

Net cash provided by operating activities	186,692	314,452

Cash flows from investing activities:
Additions to property, plant and equipment, net	(105,810)	(60,384)

Net cash used in investing activities	(105,810)	(60,384)

Cash flows from financing activities:
Payments on revolving line of credit	(720,864)	(928,482)
Proceeds from revolving line of credit	615,398	857,398
Net change in asset securitization borrowings	—	80,000
Payments on term loan and other debt	(230)	(300,167)
Excess tax benefit from stock-based compensation	(264)	5,884
Change in outstanding checks in excess of cash	(2,831)	(5,820)
Proceeds from stock option exercises	1,557	25,382

Net cash used in financing activities	(107,234)	(265,805)

Effect of exchange rate changes on cash and cash equivalents	786	6,008

Net change in cash	(25,566)	(5,729)
Cash, beginning of period	89,604	63,492

Cash, end of period	$64,038	57,763

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

2. New Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of financial instruments according to a fair value hierarchy. Additionally, companies are required to provide certain disclosures regarding instruments within the hierarchy, including a reconciliation of the beginning and ending balances for each major category of assets and liabilities. SFAS No. 157 is effective for the Company’s fiscal year beginning January 1, 2008 for financial assets and liabilities and January 1, 2009 for non-financial assets and liabilities. The adoption of SFAS No. 157 for financial assets and liabilities on January 1, 2008 did not have a material impact on the Company’s consolidated financial statements. The Company is currently evaluating the impact, if any, of SFAS No. 157 for non-financial assets and liabilities on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans- an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). The Company adopted all provisions of SFAS No. 158 as of December 31, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The adoption of the measurement provisions of SFAS No. 158 on January 1, 2008 did not have any impact on the Company’s consolidated financial statements.

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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. Once adopted, SFAS 141R will impact the recognition and measurement of future business combinations and certain income tax benefits recognized from prior business combinations.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

3. Receivables

Receivables are as follows:

	June 28, 2008	December 31, 2007
Customers, trade	$1,016,172	845,446
Other	28,758	31,977

	1,044,930	877,423
Less allowance for discounts, returns, claims and doubtful accounts	62,552	56,310

Net receivables	$982,378	821,113

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

4. Inventories

The components of inventories are as follows:

	June 28, 2008	December 31, 2007
Finished goods	$760,445	804,408
Work in process	113,857	100,582
Raw materials	375,998	371,578

Total inventories	$1,250,300	1,276,568

5. Intangible assets and goodwill

The components of goodwill and other intangible assets are as follows:

Goodwill:

	Mohawk	Dal-Tile	Unilin	Total
Balance as of January 1, 2008	$199,132	1,186,013	1,412,194	2,797,339
Goodwill recognized during the period (1)	—	—	556	556
Currency translation during the period	—	—	78,829	78,829

Balance as of June 28, 2008	$199,132	1,186,013	1,491,579	2,876,724

(1)	The Company adjusted certain pre-acquisition tax liabilities in the Unilin segment.

Intangible assets:

Indefinite life assets not subject to amortization:	Tradenames
Balance as of January 1, 2008	$707,086
Currency translation during the period	31,756

Balance as of June 28, 2008	$738,842

Intangible assets subject to amortization:	Customer relationships	Patents	Total
Balance as of January 1, 2008	$256,092	208,691	464,783
Amortization during period	(24,939)	(15,082)	(40,021)
Currency translation during the period	11,836	14,717	26,553

Balance as of June 28, 2008	$242,989	208,326	451,315

Amortization expense:	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Amortization expense	$20,542	23,371	40,021	46,069

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

6. Accounts payable and accrued expenses

	June 28, 2008	December 31, 2007
Outstanding checks in excess of cash	$21,788	24,619
Accounts payable, trade	444,232	399,141
Accrued expenses	303,443	321,547
Income taxes payable	33,154	42,090
Deferred tax liability	5,658	11,890
Accrued compensation	157,468	151,774

Total accounts payable and accrued expenses	$965,743	951,061

7. Product Warranties

The Company warrants certain qualitative attributes of its products for up to 33 years. The Company records a provision for estimated warranty and related costs, based on historical experience and periodically adjusts these provisions to reflect actual experience. The warranty obligation is as follows:

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Balance at beginning of period	$40,607	30,022	46,187	30,712
Warranty claims paid	(19,154)	(12,561)	(35,310)	(28,373)
Warranty expense	20,775	12,459	31,351	27,581

Balance at end of period	$42,228	29,920	42,228	29,920

8. Comprehensive income

Comprehensive income is as follows:

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net earnings	$88,778	115,268	154,168	205,646
Other comprehensive income:
Foreign currency translation	(173)	25,477	172,188	48,063
Unrealized gain (loss) on derivative instruments, net of income taxes	507	(939)	944	651

Comprehensive income	$89,112	139,806	327,300	254,360

9. Stock compensation

The Company accounts for its stock-based compensation plans in accordance with SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”). Under SFAS No. 123R, all stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense in the statement of earnings over the requisite service period.

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

The Company granted 146 and 64 options to employees at a weighted-average grant-date fair value of $20.26 and $33.68 per share for the six months ended June 28, 2008 and June 30, 2007, respectively. The Company recognized stock-based compensation costs related to stock options of $1,673 ($1,060 net of taxes) and $2,205 ($1,397 net of taxes) for the three months ended June 28, 2008 and June 30, 2007, respectively, and $3,252 ($2,060 net of taxes) and $4,644 ($2,942 net of taxes) for the six months ended June 28, 2008 and June 30, 2007, respectively, which has been allocated to selling, general and administrative expenses. Pre-tax unrecognized compensation expense for stock options granted to employees and outside directors, net of estimated forfeitures, was $10,806 as of June 28, 2008, and will be recognized as expense over a weighted-average period of approximately 2.5 years.

The fair value of the option award is estimated on the date of grant using the Black-Scholes-Merton valuation model. Expected volatility is based on the historical volatility of the Company’s common stock. The Company uses historical data to estimate option exercise and forfeiture rates within the valuation model.

The Company granted 72 and 144 RSU’s at a weighted-average grant-date fair value of $75.05 and $93.61 per unit for the six months ended June 28, 2008 and June 30, 2007, respectively. The Company recognized stock-based compensation costs related to the issuance of RSU’s of $2,225 ($1,409 net of taxes) and $837 ($527 net of taxes) for the three months ended June 28, 2008 and June 30, 2007, respectively, and $3,115 ($1,973 net of taxes) and $2,789 ($1,767 net of taxes) for the six months ended June 28, 2008 and June 30, 2007, respectively, which has been allocated to selling, general and administrative expenses. Pre-tax unrecognized compensation expense for unvested RSU’s granted to employees, net of estimated forfeitures, was $9,296 as of June 28, 2008, and will be recognized as expense over a weighted-average period of approximately 2.8 years. No restricted stock awards were granted and compensation expense related to prior grants was not significant for the three or six months ended June 28, 2008. Restricted stock awards granted and the related compensation expense was not significant for the three or six months ended June 30, 2007.

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

Dilutive common stock options and RSU’s are included in the diluted EPS calculation using the treasury stock method. Excluded from the computation of diluted EPS are stock options and RSU’s of 1,215 and 663 shares because their effect would have been anti-dilutive for the three month period ended June 28, 2008 and June 30, 2007, respectively and 1,269 and 782 shares because their effect would have been anti-dilutive for the six month period ended June 28, 2008 and June 30, 2007, respectively.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net earnings	$88,778	115,268	154,168	205,646

Weighted-average common and dilutive potential common shares outstanding:
Weighted-average common shares outstanding	68,403	68,167	68,389	68,037
Add weighted-average dilutive potential common shares - options and RSU’s to purchase common shares, net	214	366	209	357

Weighted-average common and dilutive potential common shares outstanding	68,617	68,533	68,598	68,394

Basic earnings per share	$1.30	1.69	2.25	3.02

Diluted earnings per share	$1.29	1.68	2.25	3.01

11. Supplemental Condensed Consolidated Statements of Cash Flows Information

	Six Months Ended
	June 28, 2008	June 30, 2007
Net cash paid during the period for:
Interest	$66,957	83,406

Income taxes	$69,686	107,043

12. Segment reporting

The Company has three reporting segments, the Mohawk segment, the Dal-Tile segment and the Unilin segment. The Mohawk segment manufactures, markets and distributes its product lines primarily in North America, which include carpet, rugs, pad, ceramic tile, hardwood, resilient and laminate, through its network of regional distribution centers and satellite warehouses using company-operated trucks, common carrier or rail transportation. The segment product lines are sold through various selling channels, which include floor covering retailers, home centers, mass merchandisers, department stores, independent distributors, commercial dealers and commercial end users. The Dal-Tile segment manufactures, markets and distributes its product lines primarily in North America, which include ceramic tile, porcelain tile and stone products, through its network of regional distribution centers and approximately 250 company-operated sales service centers using company-operated trucks, common carriers or rail transportation. The segment product lines are purchased by floor covering retailers, home centers, independent distributors, tile specialty dealers, tile contractors, and commercial end users. The Unilin segment manufactures, markets and distributes its product lines primarily in North America and Europe, which include laminate flooring, wood flooring, medium-density fiberboard, roofing systems and other wood products through various selling channels, which include retailers, home centers, independent distributors, contractors, and commercial users.

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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Segment information is as follows:	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net sales:
Mohawk	$968,426	1,113,412	1,873,470	2,161,073
Dal-Tile	481,511	505,187	930,562	972,148
Unilin	411,525	363,531	815,280	715,627
Intersegment Sales	(21,417)	(4,920)	(41,170)	(7,775)

	$1,840,045	1,977,210	3,578,142	3,841,073

Operating income:
Mohawk	$34,593	59,730	56,834	108,175
Dal-Tile	58,169	69,353	115,110	133,748
Unilin	60,121	81,737	110,077	142,236
Corporate and Eliminations	(6,820)	(12,572)	(11,640)	(15,334)

	$146,063	198,248	270,381	368,825

			As of
			June 28, 2008	December 31, 2007
Assets:
Mohawk			$2,400,869	2,302,527
Dal-Tile			2,259,255	2,259,811
Unilin			4,109,314	3,916,739
Corporate and Eliminations			190,094	200,973

			$8,959,532	8,680,050

13. Employee Benefit Plans

The Company has various pension plans covering employees in Belgium, France and the Netherlands (the “Non-U.S. Plans”) that it acquired with the acquisition of Unilin Holding NV in October 2005. Benefits under the Non-U.S. Plans depend on compensation and years of service. The Non-U.S. Plans are funded in accordance with local regulations.

Pension expense for the Non-U.S. Plans includes the following components:

	Non-U.S. Plans
	Three months ended		Six months ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Service cost of benefits earned	$515	461	1,009	910
Interest cost on projected benefit obligation	327	229	624	446
Estimated return on plan assets	(245)	(176)	(473)	(350)
Amortization of actuarial net gain	(6)	—	(13)	—

Net pension expense	$591	514	1,147	1,006

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

The Company contributed $1,085 to its Non-U.S. Plans in the six months ended June 28, 2008 and expects to make cash contributions of approximately $1,085 during the remainder of 2008.

14. Commitments, Contingencies and Other

The Company is involved in litigation from time to time in the regular course of its business. Except as noted below there are no material legal proceedings pending or known by the Company to be contemplated to which the Company is a party or to which any of its property is subject.

In Shirley Williams et al. v. Mohawk Industries, Inc., four plaintiffs filed a putative class action lawsuit in January 2004 in the United States District Court for the Northern District of Georgia, alleging that they are former and current employees of the Company and that the actions and conduct of the Company, including the employment of persons who are not authorized to work in the United States, have damaged them and the other members of the putative class by suppressing the wages of the Company’s hourly employees in Georgia. The plaintiffs seek a variety of relief, including (a) treble damages; (b) return of any allegedly unlawful profits; and (c) attorney’s fees and costs of litigation. In February 2004, the Company filed a Motion to Dismiss the Complaint, which was denied by the District Court in April 2004. Following appellate review of this decision, the case was returned to the District Court for further proceedings. On December 18, 2007, the plaintiffs filed a motion for class certification.

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

The Company has received partial refunds from the United States government in reference to settling custom disputes dating back to 1982. To date, the Company has received partial refunds totaling $28,590 ($18,087 net of taxes). No refunds were recorded during the three or six month periods ended June 28, 2008. For the three and six months ended June 28, 2007, the Company recorded refunds of $32 ($20 net of taxes) and $9,154 ($5,812 net of taxes), respectively. Additional future recoveries, if any, will be recorded when realized.

15. Fair Value of Financial Instruments

As noted above in Note 2, the Company has only adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities that are measured at fair value within the condensed consolidated financial statements. For assets and liabilities measured at fair value on a recurring basis during the period under the provisions of SFAS No. 157, the Company uses an income approach to value the assets and liabilities for outstanding derivative contracts, which include natural gas futures contracts and foreign exchange forward contracts. The income approach consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contracts using current market information as of the reporting date such as natural gas and foreign exchange spot and forward rates.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

The following table provides a summary of the fair values of assets and liabilities under SFAS No. 157:

		Fair Value Measurements at June 28, 2008 Using
	June 28, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives	$1,359	—	1,359	—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company has three reporting segments, the Mohawk segment, the Dal-Tile segment and the Unilin segment. The Mohawk segment manufactures, markets and distributes its product lines primarily in North America, which include carpet, rugs, pad, ceramic tile, hardwood, resilient and laminate, through its network of regional distribution centers and satellite warehouses using company-operated trucks, common carrier or rail transportation. The segment product lines are sold through various selling channels, which include floor covering retailers, home centers, mass merchandisers, department stores, independent distributors, commercial dealers and commercial end users. The Dal-Tile segment manufactures, markets and distributes its product lines primarily in North America, which include ceramic tile, porcelain tile and stone products, through its network of regional distribution centers and approximately 250 company-operated sales service centers using company-operated trucks, common carriers or rail transportation. The segment product lines are purchased by floor covering retailers, home centers, independent distributors, tile specialty dealers, tile contractors, and commercial end users. The Unilin segment manufactures, markets and distributes its product lines primarily in North America and Europe, which include laminate flooring, wood flooring, medium-density fiberboard, roofing systems and other wood products through various selling channels, which include retailers, home centers, independent distributors, contractors, and commercial users.

The Company reported net earnings of $88.8 million or diluted earnings per share (“EPS”) of $1.29 for the second quarter of 2008, compared to net earnings of $115.3 million or $1.68 EPS for the second quarter of 2007. The change in EPS resulted primarily from lower sales volumes, which the Company believes is attributable to slowing U.S. residential housing and European demand, and rapidly rising raw material and energy costs.

The Company reported net earnings of $154.2 million or EPS of $2.25 for the six months ended June 28, 2008, compared to net earnings of $205.6 million or $3.01 EPS for the same period of 2007. The change in EPS resulted primarily from lower sales volumes, which the Company believes is attributable to slowing U.S. residential housing and European demand, and rapidly rising raw material and energy costs.

Results of Operations

Quarter Ended June 28, 2008, as Compared with Quarter Ended June 30, 2007

Net Sales

Net sales for the quarter ended June 28, 2008 were $1,840.0 million, reflecting a decrease of $137.2 million, or 6.9%, from the $1,977.2 million reported for the quarter ended June 30, 2007. The decrease was primarily driven by a decline in sales volumes of approximately $234 million due to the continued decline in the U.S. residential market, partially offset by a benefit of approximately $47 million due to the net effect of price increases and product mix and a benefit of approximately $41 million due to favorable foreign exchange rates.

Mohawk Segment—Net sales decreased $145.0 million, or 13.0%, to $968.4 million in the current quarter compared to $1,113.4 million in the second quarter of 2007. The decrease was primarily driven by a decline in sales volumes of approximately $170 million due to the continued decline in the U.S. residential market, partially offset by a benefit of approximately $34 million due to the net effect of price increases and product mix.

Dal-Tile Segment—Net sales decreased $23.7 million, or 4.7%, to $481.5 million in the current quarter compared to $505.2 million in the second quarter of 2007. The decrease was primarily driven by a decline in sales volumes of approximately $35 million due to the continued decline in the U.S. residential market, partially offset by a benefit of approximately $12 million due to the net effect of price increases and product mix.

Unilin Segment—Net sales increased $48.0 million, or 13.2%, to $411.5 million in the current quarter compared to $363.5 million in the second quarter of 2007. The increase was driven by a benefit of approximately $41 million due to favorable foreign exchange rates and increased sales of approximately $34 million from the wood flooring acquisition completed in the third quarter of 2007 (“Wood Acquisition”), partially offset by a decline in sales volumes of approximately $28 million due to the continued decline in the U.S. residential market and slowing European demand.

Gross profit

Gross profit for the second quarter of 2008 was $482.9 million (26.2% of net sales) and represented a decrease of $73.8 million, or 13.3%, compared to gross profit of $556.7 million (28.2% of net sales) for the prior year’s second quarter. Gross profit in the current quarter was unfavorably impacted by rapidly increasing costs for raw materials and energy and a decline in volumes, partially offset by the net effect of price increases and product mix and favorable foreign exchange rates.

Selling, general and administrative expenses

Selling, general and administrative expenses for the second quarter of 2008 were $336.8 million (18.3% of net sales), reflecting a decrease of $21.7 million, or 6.1%, compared to $358.5 million (18.1% of net sales) for the prior year’s second quarter. The increase in selling, general and administrative expenses as a percentage of net sales was primarily attributable to leveraging over lower net sales.

Operating income

Operating income for the second quarter of 2008 was $146.1 million (7.9% of net sales) reflecting a decrease of $52.1 million, or 26.3%, compared to $198.2 million (10.0% of net sales) in the second quarter of 2007. The decrease was primarily due to a decline in sales volumes of approximately $72 million and rapidly rising costs for raw materials and energy of approximately $24 million, net of cost savings initiatives, partially offset by a benefit of approximately $52 million due to the net effect of price increases and product mix.

Mohawk Segment—Operating income was $34.6 million (3.6% of segment net sales) in the second quarter of 2008 reflecting a decrease of $25.1 million, or 42.0%, compared to $59.7 million (5.4% of segment net sales) in the second quarter of 2007. The decrease was primarily due to a decline in sales volumes of approximately $32 million and rapidly rising costs for raw materials and energy of approximately $19 million, net of cost savings initiatives, partially offset by a benefit of approximately $34 million due to the net effect of price increases and product mix.

Dal-Tile Segment—Operating income was $58.2 million (12.1% of segment net sales) in the second quarter of 2008 reflecting a decrease of $11.2 million, or 16.1%, compared to $69.4 million (13.7% of segment net sales) for the second quarter of 2007. The decrease was primarily due to rapidly rising costs for raw materials and energy of approximately $12 million, net of cost savings initiatives, and a decline in sales volumes of approximately $9 million, partially offset by a benefit of approximately $12 million due to the net effect of price increases and product mix.

Unilin Segment—Operating income was $60.1 million (14.6% of segment net sales) in the second quarter of 2008 reflecting a decrease of $21.6 million, or 26.4%, compared to $81.7 million (22.5% of segment net sales) for the second quarter of 2007. The decrease was primarily due to a decline in sales volumes.

Interest expense

Interest expense for the second quarter of 2008 was $32.7 million compared to $39.1 million in the second quarter of 2007. The decrease in interest expense was directly related to lower average debt levels in the current quarter when compared to the second quarter of 2007.

Income tax expense

Income tax expense was $22.9 million, or 20.5% of earnings before income taxes, for the second quarter of 2008 compared to $46.6 million, or 28.8% of earnings before income taxes, for the prior year’s second quarter. The decrease in the tax rate is principally due to the impact of the tax restructuring in the third and fourth quarters of 2007, which principally resulted in higher interest deductions outside the U.S.

Six Months Ended June 28, 2008, as Compared with Six Months Ended June 30, 2007

Net Sales

Net sales for the six months ended June 28, 2008 were $3,578.1 million, reflecting a decrease of $263.0 million, or 6.8%, from the $3,841.1 million reported for the six months ended June 30, 2007. The decrease was primarily driven by a decline in sales volumes of approximately $425 million due to the continued decline in the U.S. residential market, partially offset by a benefit of approximately $75 million due to the net effect of price increases and product mix, a benefit of approximately $57 million due to favorable foreign exchange rates and a benefit of approximately $51 million due to increased sales from the Wood Acquisition.

Mohawk Segment—Net sales decreased $287.6 million, or 13.3%, to $1,873.5 million in the current six months compared to $2,161.1 million in the first half of 2007. The decrease was primarily driven by a decline in sales volumes of approximately $313 million due to the continued decline in the U.S. residential market, partially offset by a benefit of approximately $35 million due to the net effect of price increases and product mix.

Dal-Tile Segment—Net sales decreased $41.5 million, or 4.3%, to $930.6 million in the current six months compared to $972.1 million in the first half of 2007. This decrease was primarily driven by a decline in sales volumes of approximately $67 million due to the continued decline in the U.S. residential market, partially offset by a benefit of approximately $25 million due to the net effect of price increases and product mix.

Unilin Segment—Net sales increased $99.7 million, or 13.9%, to $815.3 million in the current six months compared to $715.6 million in the first half of 2007. The increase in net sales was driven by a benefit of approximately $72 million due to the Wood Acquisition, a benefit of approximately $57 million due to favorable foreign exchange rates and a benefit of approximately $15 million due to the net effect of price increases and product mix, partially offset by a decline in sales volumes of approximately $45 million due to the continued decline in the U.S. residential market and slowing European demand.

Gross profit

Gross profit for the first half of 2008 was $942.7 million (26.3% of net sales) and represented a decrease of $137.4 million, or 12.7%, compared to gross profit of $1,080.1 million (28.1% of net sales) for the prior year’s first half. Gross profit was unfavorably impacted by rapidly increasing costs for raw materials and energy, a decline in volumes and losses attributable to the Wood Acquisition, partially offset by the net effect of price increases and product mix and favorable foreign exchange rates.

Selling, general and administrative expenses

Selling, general and administrative expenses for the first half of 2008 were $672.4 million (18.8% of net sales), reflecting a decrease of $38.9 million, or 5.5%, compared to $711.3 million (18.5% of net sales) for the prior year’s first half. The increase in selling, general and administrative expenses as a percentage of net sales was primarily attributable to leveraging over lower net sales.

Operating income

Operating income for the first half of 2008 was $270.4 million (7.6% of net sales) reflecting a decrease of $98.4 million, or 26.7%, compared to $368.8 million (9.6% of net sales) in the first half of 2007. The decrease was primarily due to a decline in sales volumes of approximately $118 million and rapidly rising costs for raw materials and energy of approximately $50 million, net of cost savings initiatives, partially offset by a benefit of approximately $78 million due to the net effect of price increases and product mix.

Mohawk Segment—Operating income was $56.8 million (3.0% of segment net sales) in the first half of 2008 reflecting a decrease of $51.4 million, or 47.5%, compared to $108.2 million (5.0% of segment net sales) in the first half of 2007. The decrease was primarily due to a decline in sales volumes of approximately $57 million and rapidly rising costs for raw materials and energy of approximately $20 million, net of cost savings initiatives, partially offset by a benefit of approximately $35 million due to the net effect of price increases and product mix.

Dal-Tile Segment—Operating income was $115.1 million (12.4% of segment net sales) in the first half of 2008 reflecting a decrease of $18.6 million, or 13.9%, compared to $133.7 million (13.8% of segment net sales) for the first half of 2007. The decrease was primarily due to rapidly rising costs for raw materials and energy of approximately $25 million, net of cost savings initiatives, and a decline in sales volumes of approximately $17 million, partially offset by a benefit of approximately $25 million due to the net effect of price increases and product mix.

Unilin Segment—Operating income was $110.1 million (13.5% of segment net sales) in the first half of 2008 reflecting a decrease of $32.1 million, or 22.6%, compared to $142.2 million (19.9% of segment net sales) for the first half of 2007. The decrease was primarily due to a decline in sales volumes.

Interest expense

Interest expense for the first half of 2008 was $66.5 million compared to $80.7 million for the first six months of 2007. The decrease in interest expense was directly related to lower average debt levels in the first six months of 2008 when compared to the first six months of 2007.

Income tax expense

Income tax expense was $45.3 million, or 22.7% of earnings before income taxes, for the first half of 2008 compared to $90.1 million, or 30.5% of earnings before income taxes, for the prior year’s first half. The decrease in the tax rate is principally due to the impact of the tax restructuring in the third and fourth quarters of 2007, which principally resulted in higher interest deductions outside the U.S.

Liquidity and Capital Resources

The Company’s primary capital requirements are for working capital, capital expenditures and acquisitions. The Company’s capital needs are met primarily through a combination of internally generated funds, bank credit lines, term and senior notes, the sale of trade receivables and credit terms from suppliers.

Cash flows provided by operations for the first six months of 2008 were $186.7 million compared to cash flows provided by operations of $314.5 million for the first six months of 2007. The decrease in operating cash flows for the first six months of 2008 as compared to the first six months of 2007 is primarily attributable to the timing of receipts due to a calendar shift in the fourth quarter of 2007 as compared to 2006, a change in customer mix and lower accounts payable and accruals due to lower volumes, partially offset by lower inventory levels.

Net cash used in investing activities for the first six months of 2008 was $105.8 million compared to $60.4 million for the first six months of 2007. The increase is due to an increase in and the timing of additional plant capital spending during 2008 as compared to 2007. Capital spending during the remainder of 2008 for the Mohawk, Dal-Tile and Unilin segments combined, excluding acquisitions, is expected to range from $120 million to $145 million, and will be used primarily to purchase equipment and to add manufacturing capacity.

Net cash provided by financing activities for the first six months of 2008 was $107.2 million compared to net cash used in financing activities of $265.8 million for the same period in 2007. The primary reason for the change was lower debt repayments as cash flow from operations decreased, compared to the first six months of 2007.

At June 28, 2008, a total of $554.2 million was available under the Company’s revolving credit facility. The amount used under the revolving credit facility at June 28, 2008 was $195.8 million. The amount used under the revolving credit facility is composed of $92.7 million of borrowings, $55.6 million of standby letters of credit guaranteeing the Company’s industrial revenue bonds and $47.5 million of standby letters of credit related to various insurance contracts and foreign vendor commitments.

The Company has an on-balance sheet trade accounts receivable securitization agreement (“Securitization Facility”). At June 28, 2008, the Company had $190.0 million outstanding secured by trade receivables. On July 28, 2008, the Company amended and restated the Securitization Facility, reduced total availability from $350.0 million to $250.0 million and extended the term until July 2009.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of financial instruments according to a fair value hierarchy. Additionally, companies are required to provide certain disclosures regarding instruments within the hierarchy, including a reconciliation of the beginning and ending balances for each major category of assets and liabilities. SFAS No. 157 is effective for the Company’s fiscal year beginning January 1, 2008 for financial assets and liabilities and January 1, 2009 for non-financial assets and liabilities. The adoption of SFAS No. 157 for financial assets and liabilities on January 1, 2008 did not have a material impact on the Company’s consolidated financial statements. The Company is currently evaluating the impact, if any, of SFAS No. 157 for non-financial assets and liabilities on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans- an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). The Company adopted all provisions of SFAS No. 158 as of December 31, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The adoption of the measurement provisions of SFAS No. 158 on January 1, 2008 did not have any impact on the Company’s consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. Once adopted, SFAS 141R will impact the recognition and measurement of future business combinations and certain income tax benefits recognized from prior business combinations.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

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

There have been no significant changes to the Company’s exposure to market risk as disclosed in the Company’s 2007 Annual Report filed on Form 10-K.

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

In Shirley Williams et al. v. Mohawk Industries, Inc., four plaintiffs filed a putative class action lawsuit in January 2004 in the United States District Court for the Northern District of Georgia, alleging that they are former and current employees of the Company and that the actions and conduct of the Company, including the employment of persons who are not authorized to work in the United States, have damaged them and the other members of the putative class by suppressing the wages of the Company’s hourly employees in Georgia. The plaintiffs seek a variety of relief, including (a) treble damages; (b) return of any allegedly unlawful profits; and (c) attorney’s fees and costs of litigation. In February 2004, the Company filed a Motion to Dismiss the Complaint, which was denied by the District Court in April 2004. Following appellate review of this decision, the case was returned to the District Court for further proceedings. On December 18, 2007, the plaintiffs filed a motion for class certification.

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

Declines in the Company’s business conditions may result in an impairment of the Company’s goodwill and/or intangible assets and a change in the recoverability of deferred tax assets which could result in a material non-cash charge.

A decrease in the Company’s market capitalization, including a short-term decline in stock price, or a negative long-term performance outlook, could result in an impairment of its goodwill and/or indefinite lived intangible assets which results when the carrying value of the Company’s reporting units exceed their fair value. These factors could also affect the recoverability of deferred tax assets.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on May 14, 2008, at which time stockholders were asked to elect a class of directors to serve a three-year term beginning in 2008.

John F. Fiedler, Jeffrey S. Lorberbaum and Robert N. Pokelwaldt were elected Class III directors of the Company for a term expiring in 2011. Mr. Fiedler was elected by stockholders owning 61,327,779 shares of common stock, with stockholders owning 434,873 shares withholding authority. Mr. Lorberbaum was elected by stockholders owning 61,359,432 shares of common stock, with stockholders owning 403,220 shares withholding authority. Mr. Pokelwaldt was elected by stockholders owning 61,231,908 shares of common stock, with stockholders owning 530,744 shares withholding authority. Ms. Phyllis O. Bonanno and Messrs. Bruce C. Bruckmann, Frans De Cock, David L. Kolb, Larry W. McCurdy, Joseph A. Onorato and W. Christopher Wellborn continued their terms of office as directors.

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

MOHAWK INDUSTRIES, INC.
(Registrant)

Dated: August 5, 2008	By:	/s/ Jeffrey S. Lorberbaum
JEFFREY S. LORBERBAUM
Chairman, President and
Chief Executive Officer
(principal executive officer)

Dated: August 5, 2008	By:	/s/ Frank H. Boykin
FRANK H. BOYKIN
Chief Financial Officer
(principal financial officer)