Form 10-Q
period 2008-09-27
MOHAWK INDUSTRIES INC
filed 2008-11-12
CIK 851968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2008

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

The number of shares outstanding of the issuer’s classes of common stock as of November 10, 2008, the latest practicable date, is as follows: 68,414,100 shares of Common Stock, $.01 par value.

MOHAWK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

(In thousands)

(Unaudited)

	September 27, 2008	December 31, 2007
Current assets:
Cash and cash equivalents	$62,025	89,604
Receivables, net	933,741	821,113
Inventories	1,234,696	1,276,568
Prepaid expenses and other assets	122,464	123,395
Deferred income taxes	151,160	139,040

Total current assets	2,504,086	2,449,720

Property, plant and equipment, at cost	3,424,937	3,313,635
Less accumulated depreciation and amortization	1,460,998	1,337,914

Net property, plant and equipment	1,963,939	1,975,721

Goodwill	1,529,321	2,797,339
Tradenames	547,782	707,086
Other intangible assets, net	407,044	464,783
Deferred income taxes and other assets	20,260	285,401

	$6,972,432	8,680,050

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

(Unaudited)

	September 27, 2008	December 31, 2007
Current liabilities:
Current portion of long-term debt	$131,663	260,439
Accounts payable and accrued expenses	980,918	951,061

Total current liabilities	1,112,581	1,211,500
Deferred income taxes	469,533	614,619
Long-term debt, less current portion	1,924,698	2,021,395
Other long-term liabilities	119,475	125,179

Total liabilities	3,626,287	3,972,693

Stockholders’ equity:
Preferred stock, $.01 par value; 60 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 150,000 shares authorized; 79,453 and 79,404 shares issued in 2008 and 2007, respectively	795	794
Additional paid-in capital	1,214,714	1,203,957
Retained earnings	2,131,731	3,462,343
Accumulated other comprehensive income, net	322,450	363,981

	3,669,690	5,031,075
Less treasury stock at cost; 11,040 and 11,046 shares in 2008 and 2007, respectively	323,545	323,718

Total stockholder’s equity	3,346,145	4,707,357

	$6,972,432	8,680,050

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	September 27, 2008	September 29, 2007
Net sales	$1,763,034	1,937,677
Cost of sales	1,323,963	1,392,294

Gross profit	439,071	545,383
Selling, general and administrative expenses	321,259	344,569
Impairment of goodwill and other intangibles	1,418,912	—

Operating (loss) income	(1,301,100)	200,814

Other expense (income):
Interest expense	30,540	37,518
Other expense	4,942	8,541
Other income	(741)	(9,340)

	34,741	36,719

Earnings (loss) before income taxes	(1,335,841)	164,095
Income taxes	148,940	42,041

Net (loss) earnings	$(1,484,781)	122,054

Basic (loss) earnings per share	$(21.70)	1.79

Weighted-average common shares outstanding	68,411	68,281

Diluted (loss) earnings per share	$(21.70)	1.78

Weighted-average common and dilutive potential common shares outstanding	68,411	68,597

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

	Nine Months Ended
	September 27, 2008	September 29, 2007
Net sales	$5,341,176	5,778,750
Cost of sales	3,959,374	4,153,229

Gross profit	1,381,802	1,625,521
Selling, general and administrative expenses	993,609	1,055,882
Impairment of goodwill and other intangibles	1,418,912	—

Operating (loss) income	(1,030,719)	569,639

Other expense (income):
Interest expense	97,049	118,235
Other expense	16,184	17,394
Other income	(7,554)	(16,717)
U.S. Customs refund, net	—	(9,154)

	105,679	109,758

Earnings (loss) before income taxes	(1,136,398)	459,881
Income taxes	194,215	132,181

Net (loss) earnings	$(1,330,613)	327,700

Basic (loss) earnings per share	$(19.45)	4.81

Weighted-average common shares outstanding	68,396	68,118

Diluted (loss) earnings per share	$(19.45)	4.79

Weighted-average common and dilutive potential common shares outstanding	68,396	68,461

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 27, 2008	September 29, 2007
Cash flows from operating activities:
Net (loss) earnings	$(1,330,613)	327,700
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Impairment of goodwill and other intangibles	1,418,912	—
Depreciation and amortization	226,020	224,864
Deferred income taxes	124,785	19,470
Loss on disposal and impairment of property, plant and equipment	2,903	8,739
Excess tax benefit from stock-based compensation	(317)	(6,336)
Stock-based compensation expense	9,076	10,635
Changes in operating assets and liabilities, net of effects of acquisition:
Receivables	(111,565)	(48,840)
Inventories	44,147	(3,626)
Accounts payable and accrued expenses	46,650	53,532
Other assets and prepaid expenses	(59,560)	20,729
Other liabilities	1,091	(5,030)

Net cash provided by operating activities	371,529	601,837

Cash flows from investing activities:
Additions to property, plant and equipment, net	(155,322)	(97,832)
Acquisitions, net of cash acquired	(8,346)	(142,772)

Net cash used in investing activities	(163,668)	(240,604)

Cash flows from financing activities:
Payments on revolving line of credit	(1,055,425)	(1,338,613)
Proceeds from revolving line of credit	962,380	1,214,799
Net change in asset securitization borrowings	(140,000)	80,000
Payments on senior notes and term loan	—	(300,000)
Payments of other debt	(301)	(248)
Excess tax benefit from stock-based compensation	317	6,336
Change in outstanding checks in excess of cash	(4,036)	(34,964)
Proceeds from stock option exercises	1,657	28,544

Net cash used in financing activities	(235,408)	(344,146)

Effect of exchange rate changes on cash and cash equivalents	(32)	1,085

Net change in cash	(27,579)	18,172
Cash, beginning of period	89,604	63,492

Cash, end of period	$62,025	81,664

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). The Company adopted all provisions of SFAS No. 158 as of December 31, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The adoption of the measurement provisions of SFAS No. 158 on January 1, 2008 did not have any impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS No. 159, a company may elect to use fair value to measure eligible items at a specified election date and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. The Company adopted SFAS No. 159 effective January 1, 2008, but did not elect to fair value any of the eligible assets or liabilities. Therefore, the adoption did not have any impact on the Company’s consolidated financial statements.

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

In October 2008, the FASB issued FSP 157-3 “Determining Fair Value of a Financial Asset in a Market That Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS No. 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets. This FSP is effective immediately and includes those periods for which financial statements have not been issued. The Company currently does not have any financial assets that are valued using inactive markets, and as such is not impacted by the issuance of this FSP.

3.	Receivables

Receivables are as follows:

	September 27, 2008	December 31, 2007
Customers, trade	$967,963	845,446
Other	29,493	31,977

	997,456	877,423
Less allowance for discounts, returns, claims and doubtful accounts	63,715	56,310

Net receivables	$933,741	821,113

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

4.	Inventories

The components of inventories are as follows:

	September 27, 2008	December 31, 2007
Finished goods	$753,372	804,408
Work in process	114,718	100,582
Raw materials	366,606	371,578

Total inventories	$1,234,696	1,276,568

5.	Intangible assets and goodwill

Goodwill is tested annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. The Company considers the relationship between its market capitalization and its book value, among other factors, when reviewing for indicators of impairment. The goodwill impairment tests are based on determining the fair value of the specified reporting units based on management judgments and assumptions using the discounted cash flows and comparable company market valuation approaches. The Company has identified Mohawk, Dal-Tile, Unilin Flooring, Unilin Chipboard and Melamine, and Unilin Roofing as its reporting units for the purposes of allocating goodwill and intangibles as well as assessing impairments. The valuation approaches are subject to key judgments and assumptions that are sensitive to change such as judgments and assumptions about appropriate sales growth rates, operating margins, weighted average cost of capital (“WACC”), and comparable company market multiples. When developing these key judgments and assumptions, the Company considers economic, operational and market conditions that could impact the fair value of the reporting unit. However, estimates are inherently uncertain and represent only management’s reasonable expectations regarding future developments. These estimates and the judgments and assumptions upon which the estimates are based will, in all likelihood, differ in some respects from actual future results. Should a significant or prolonged deterioration in economic conditions occur, such as continued declines in spending for new construction, remodeling and replacement activities; the inability to pass increases in the costs of raw materials and fuel on to its customers; or a decline in comparable company market multiples, then key judgments and assumptions could be impacted. Generally, a moderate decline in estimated operating income or a small increase in WACC or a decline in market capitalization could result in an additional indication of impairment.

As noted above, the Company considers the relationship between its market capitalization and its book value, among other factors, when reviewing for indicators of impairment. The Company believes that the weakness in the U.S. residential housing market and the slowing European economy are principal factors in the prolonged decline in its market capitalization as compared to its book value. During the third quarter of 2008, the Company concluded that the weakness in the U.S. residential housing market is likely to persist based on its review of, among other things, sequential quarterly housing starts, recent turmoil surrounding the nation’s largest mortgage lenders, the potential negative impact on the availability of mortgage financing and housing start forecasts published by national home builder associations pushing recovery in the U.S. residential housing market further out in 2009.

As a result of these impairment indicators, in the third quarter the Company performed an interim first step of its goodwill impairment test and determined that the carrying values of certain reporting units exceeded their fair values, indicating that goodwill was impaired. Having determined that goodwill was impaired, the Company began performing the second step of the goodwill impairment test which involves calculating the implied fair value of goodwill by allocating the fair value of the reporting unit to all of its assets and liabilities other than goodwill (including both recognized and unrecognized intangible assets) and comparing the residual amount to the carrying value of goodwill. As of the date of the filing of the Company’s Quarterly Report on

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Form 10-Q for the quarter ended September 27, 2008, the Company estimates that the implied fair value of its goodwill is less than its carrying value by approximately $1,262,255, which the Company has recognized as an impairment of goodwill in the accompanying condensed consolidated results of operations for the quarter and nine months ended September 27, 2008. The $1,262,255 impairment of goodwill is an estimate based on the results of the determination and preliminary allocation of fair value, which the Company expects to complete in the fourth quarter of 2008.

The impairment evaluation for indefinite lived intangible assets, which for the Company are its trademarks, is conducted during the fourth quarter of each year, or more frequently if events or changes in circumstances indicate that an asset might be impaired. The determination of fair value used in the impairment evaluation is based on discounted estimates of future sales projections attributable to ownership of the trademarks. Significant judgments inherent in this analysis include assumptions about appropriate sales growth rates, royalty rates, WACC and the amount of expected future cash flows. The judgments and assumptions used in the estimate of fair value are generally consistent with past performance and are also consistent with the projections and assumptions that are used in current operating plans. Such assumptions are subject to change as a result of changing economic and competitive conditions. The determination of fair value is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of the trademarks. Estimated cash flows are sensitive to changes in the economy among other things. As a result of the impairment indicators described above, during the third quarter of 2008, the Company evaluated its intangible assets with indefinite lives for impairment. The Company compared the estimated fair value of its trademarks to its carrying value and determined that there was a preliminary trademark impairment of approximately $54,455 in the Mohawk segment and a preliminary trademark impairment of approximately $102,202 in the Unilin segment, which the Company has recognized as an impairment of intangibles in the accompanying condensed consolidated results of operations for the quarter and nine months ended September 27, 2008.

The Company reviews long-lived assets, including its intangible assets subject to amortization which, for the Company are its patents and customer relationships, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of long-lived assets to future undiscounted net cash flows expected to be generated by these assets. If such assets are considered to be impaired, the impairment recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. As a result of the impairment indicators described above, during the third quarter of 2008, the Company tested its long-lived assets for impairment by comparing the estimated future undiscounted net cash flows expected to be generated by these assets to their carrying value and determined that there was no impairment.

The components of goodwill and other intangible assets are as follows:

Goodwill:

	Mohawk	Dal-Tile	Unilin	Total
Balance as of January 1, 2008	$199,132	1,186,013	1,412,194	2,797,339
Goodwill recognized during the period (1)	—	1,767	(1,317)	450
Impairment charge	(199,132)	(531,930)	(531,193)	(1,262,255)
Currency translation during the period	—	—	(6,213)	(6,213)

Balance as of September 27, 2008	$—	655,850	873,471	1,529,321

(1)	The Company acquired certain stone center assets in the Dal-Tile segment and adjusted certain pre-acquisition tax liabilities in the Unilin segment.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Intangible assets:

Tradenames
Indefinite life assets not subject to amortization:
Balance as of January 1, 2008	$707,086
Currency translation during the period	(2,647)
Impairment charge	(156,657)

Balance as of September 27, 2008	$547,782

	Customer relationships	Patents	Total
Intangible assets subject to amortization:
Balance as of January 1, 2008	$256,092	208,691	464,783
Intangible assets recognized during the period	2,980	—	2,980
Amortization during period	(37,465)	(22,599)	(60,064)
Currency translation during the period	(103)	(552)	(655)

Balance as of September 27, 2008	$221,504	185,540	407,044

Amortization expense:

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Amortization expense	$20,043	23,700	60,064	69,769

6.	Accounts payable and accrued expenses

	September 27, 2008	December 31, 2007
Outstanding checks in excess of cash	$20,583	24,619
Accounts payable, trade	440,931	399,141
Accrued expenses	299,662	321,547
Income taxes payable	50,837	42,090
Deferred tax liability	10,399	11,890
Accrued compensation	158,506	151,774

Total accounts payable and accrued expenses	$980,918	951,061

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

The Company warrants certain qualitative attributes of its products for up to 33 years. The Company records a provision for estimated warranty and related costs, based on historical experience and periodically adjusts these provisions to reflect actual experience. The warranty obligation is as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007

Balance at beginning of period	$42,227	29,920	46,187	30,712
Warranty claims paid	(20,965)	(13,297)	(61,081)	(41,680)
Warranty expense	26,949	16,661	63,105	44,252

Balance at end of period	$48,211	33,284	48,211	33,284

8.	Comprehensive income

Comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007

Net (loss) earnings	$(1,484,781)	122,054	(1,330,613)	327,700
Other comprehensive (loss) income:
Foreign currency translation	(210,548)	109,702	(38,360)	157,765
Unrealized gain (loss) on derivative instruments, net of income taxes	(4,115)	462	(3,171)	1,113

Comprehensive (loss) income	$(1,699,444)	232,218	(1,372,144)	486,578

9.	Stock compensation

The Company accounts for its stock-based compensation plans in accordance with SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”). Under SFAS No. 123R, all stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense in the statement of earnings over the requisite service period.

Under the Company’s 2007 Incentive Plan (“2007 Plan”), the Company reserved up to 3,200 shares of common stock for issuance upon the grant or exercise of stock options, restricted stock, restricted stock units (“RSU’s”) and other types of awards, as defined under the 2007 Plan. Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock on the date of the grant and generally vest between three and five years with a 10-year contractual term. Restricted stock and RSU’s are generally granted with a price equal to the market price of the Company’s common stock on the date of the grant and generally vest between three and five years.

The Company granted 146 and 64 options to employees at a weighted-average grant-date fair value of $20.26 and $33.68 per share for the nine months ended September 27, 2008 and September 29, 2007, respectively. The Company recognized stock-based compensation costs related to stock options of $1,637 ($1,037 net of taxes) and $2,158 ($1,367 net of taxes) for the three months ended September 27, 2008 and

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

September 29, 2007, respectively, and $4,889 ($3,097 net of taxes) and $6,802 ($4,309 net of taxes) for the nine months ended September 27, 2008 and September 29, 2007, respectively, which has been allocated to selling, general and administrative expenses. Pre-tax unrecognized compensation expense for stock options granted to employees and outside directors, net of estimated forfeitures, was $9,150 as of September 27, 2008, and will be recognized as expense over a weighted-average period of approximately 2.3 years.

The fair value of the option award is estimated on the date of grant using the Black-Scholes-Merton valuation model. Expected volatility is based on the historical volatility of the Company’s common stock. The Company uses historical data to estimate option exercise and forfeiture rates within the valuation model.

The Company granted 72 and 144 RSU’s at a weighted-average grant-date fair value of $75.05 and $93.61 per unit for the nine months ended September 27, 2008 and September 29, 2007, respectively. The Company recognized stock-based compensation costs related to the issuance of RSU’s of $804 ($509 net of taxes) and $820 ($519 net of taxes) for the three months ended September 27, 2008 and September 29, 2007, respectively, and $3,919 ($2,483 net of taxes) and $3,608 ($2,286 net of taxes) for the nine months ended September 27, 2008 and September 29, 2007, respectively, which has been allocated to selling, general and administrative expenses. Pre-tax unrecognized compensation expense for unvested RSU’s granted to employees, net of estimated forfeitures, was $8,384 as of September 27, 2008, and will be recognized as expense over a weighted-average period of approximately 2.6 years. No restricted stock awards were granted and compensation expense related to prior grants was not significant for the three or nine months ended September 27, 2008. Restricted stock awards granted and the related compensation expense was not significant for the three or nine months ended September 29, 2007.

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

Dilutive common stock options and RSU’s are included in the diluted EPS calculation using the treasury stock method. Excluded from the computation of diluted EPS are stock options and RSU’s of 1,460 and 673 shares because their effect would have been anti-dilutive for the three month period ended September 27, 2008 and September 29, 2007, respectively and 1,314 and 726 shares because their effect would have been anti-dilutive for the nine month period ended September 27, 2008 and September 29, 2007, respectively.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007

Net (loss) earnings	$(1,484,781)	122,054	(1,330,613)	327,700

Weighted-average common and dilutive potential common shares outstanding:
Weighted-average common shares outstanding	68,411	68,281	68,396	68,118
Add weighted-average dilutive potential common shares - options and RSU’s to purchase common shares, net	—	316	—	343

Weighted-average common and dilutive potential common shares outstanding	68,411	68,597	68,396	68,461

Basic (loss) earnings per share	$(21.70)	1.79	(19.45)	4.81

Diluted (loss) earnings per share	$(21.70)	1.78	(19.45)	4.79

11.	Supplemental Condensed Consolidated Statements of Cash Flows Information

	Nine Months Ended
	September 27, 2008	September 29, 2007
Net cash paid during the period for:
Interest	$112,068	134,873

Income taxes	$88,323	155,036

12.	Segment reporting

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

Segment information is as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Net sales:
Mohawk	$953,827	1,076,745	2,827,297	3,237,818
Dal-Tile	472,031	497,420	1,402,593	1,469,568
Unilin	357,785	378,446	1,173,065	1,094,073
Intersegment Sales	(20,609)	(14,934)	(61,779)	(22,709)

	$1,763,034	1,937,677	5,341,176	5,778,750

Operating income: (1)
Mohawk	$(224,376)	77,002	(167,542)	185,177
Dal-Tile	(479,918)	63,109	(364,808)	196,857
Unilin	(592,549)	71,034	(482,472)	213,270
Corporate and Eliminations	(4,257)	(10,331)	(15,897)	(25,665)

	$(1,301,100)	200,814	(1,030,719)	569,639

	As of
	September 27, 2008	December 31, 2007
Assets:
Mohawk	$2,122,463	2,302,527
Dal-Tile	1,736,212	2,259,811
Unilin	2,912,280	3,916,739
Corporate and Eliminations	201,477	200,973

	$6,972,432	8,680,050

(1)	Operating income includes the impact of the preliminary impairment of goodwill and other intangibles recognized in the third quarter of 2008 of $253,587 for the Mohawk segment, $531,930 for the Dal-Tile segment and $633,395 for the Unilin segment.

13.	Employee Benefit Plans

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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Pension expense for the Non-U.S. Plans includes the following components:

	Non-U.S. Plans
	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Service cost of benefits earned	$415	470	1,424	1,380
Interest cost on projected benefit obligation	279	251	903	697
Estimated return on plan assets	(205)	(188)	(678)	(538)
Amortization of actuarial net gain	(6)	—	(19)	—

Net pension expense	$483	533	1,630	1,539

The Company contributed $1,506 to its Non-U.S. Plans in the nine months ended September 27, 2008 and expects to make cash contributions of approximately $502 during the remainder of 2008.

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

The Company has received partial refunds from the United States government in reference to settling custom disputes dating back to 1982. To date, the Company has received partial refunds totaling $28,590 ($18,087 net of taxes). No refunds were recorded during the three or nine month periods ended September 27, 2008 or during the three months ended September 29, 2007. For the nine months ended September 29, 2007, the Company recognized refunds of $9,154 ($5,812 net of taxes) in other income in the accompanying condensed consolidated results of operations. Additional future recoveries, if any, will be recorded when realized.

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

The following table provides a summary of the fair values of assets and liabilities under SFAS No. 157:

	September 27, 2008	Fair Value Measurements at September 27, 2008 Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives	$(4,640)	—	(4,640)	—

16.	Income Taxes

Income tax expense attributable to earnings differs from the amount computed by applying the U.S. statutory federal income tax rate to earnings principally due to (1) a preliminary impairment of non-deductible goodwill, (2) foreign interest deductions, and (3) the recognition of a valuation allowance against a deferred tax asset. The deferred tax balances at September 27, 2008 reflect the impact of the preliminary impairment of goodwill and other intangibles as well as the valuation allowance on the deferred tax assets as described below.

In the fourth quarter of 2007, the Company moved the intellectual property and treasury operations of an indirectly owned European entity to a new office in another jurisdiction in Europe. The Company also indirectly owned a holding company in the new jurisdiction that provided certain treasury functions to Unilin and the move allowed for the consolidation of the historical intellectual property and treasury operations to be combined with those of the holding company’s treasury operations in a single jurisdiction in order to integrate and streamline the operations, to facilitate international acquisitions and to improve tax and cost efficiencies. This restructuring resulted in a step up in the subsidiary’s taxable basis of its intellectual property. The step up relates primarily to intangible assets which will be amortized over 10 years for tax purposes. During the fourth quarter of 2007, the Company evaluated the evidence for recognition of the deferred tax asset created through the restructuring and determined that, based on the available evidence, the deferred tax asset would more likely than not be realized. The deferred tax asset recognized at December 31, 2007 was approximately $245,000 and the related income tax benefit recognized in the financial statements was approximately $272,000.

During the third quarter of 2008, the Company reassessed the need for a valuation allowance against its deferred tax assets. Cash flows have decreased from that projected as of December 31, 2007, primarily due to the slowing worldwide economy and declining sales volume. The Company determined that, given the current and expected economic conditions and the corresponding reductions in cash flows, its ability to realize the benefit of the deferred tax asset related to the European step up transaction described above as well as tax losses generated in the same jurisdiction was not more likely than not. Accordingly, the Company recorded a valuation allowance against the deferred tax asset in the amount of $253,000 during the quarter ended September 27, 2008.

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

The Company reported net loss of $1,484.8 million or diluted (loss) earnings per share (“EPS”) of ($21.70) for the third quarter of 2008, compared to net earnings of $122.1 million or $1.78 EPS for the third quarter of 2007. The change in EPS resulted primarily from a preliminary $1,418.9 million pre-tax impairment charge to reduce the carrying amount of goodwill and other intangibles, a charge of $253 million to record a tax valuation allowance against the carrying amount of a deferred tax asset recognized in the fourth quarter of 2007, lower sales volumes, which the Company believes is attributable to slowing U.S. residential housing, commercial and European demand, and rising raw material and energy costs.

The Company reported net loss of $1,330.6 million or diluted (loss) EPS of ($19.45) for the nine months ended September 27, 2008, compared to net earnings of $327.7 million or $4.79 EPS for the same period of 2007. The change in EPS resulted primarily from a preliminary $1,418.9 million pre-tax impairment charge to reduce the carrying amount of goodwill and other intangibles, a charge of $253 million to record a tax valuation allowance against the carrying amount of a deferred tax asset recognized in the fourth quarter of 2007, lower sales volumes, which the Company believes is attributable to slowing U.S. residential housing, commercial and European demand, and rising raw material and energy costs.

Results of Operations

Quarter Ended September 27, 2008, as Compared with Quarter Ended September 29, 2007

Net Sales

Net sales for the quarter ended September 27, 2008 were $1,763.0 million, reflecting a decrease of $174.7 million, or 9.0%, from the $1,937.7 million reported for the quarter ended September 29, 2007. The decrease was primarily driven by a decline in sales volumes of approximately $228 million due to the continued decline in the U.S. residential market, softening commercial demand and slowing European demand, partially offset by a benefit of approximately $43 million due to the net effect of price increases and product mix and a benefit of approximately $23 million due to favorable foreign exchange rates.

Mohawk Segment - Net sales decreased $122.9 million, or 11.4%, to $953.8 million in the current quarter compared to $1,076.7 million in the third quarter of 2007. The decrease was primarily driven by a decline in sales volumes of approximately $153 million due to the continued decline in the U.S. residential market and softening commercial demand, partially offset by a benefit of approximately $42 million due to the net effect of price increases and product mix.

Dal-Tile Segment - Net sales decreased $25.4 million, or 5.1%, to $472.0 million in the current quarter compared to $497.4 million in the third quarter of 2007. The decrease was primarily driven by a decline in sales volumes of approximately $21 million due to the continued decline in the U.S. residential market and negative price and product mix of $4 million, net, as customers trade down.

Unilin Segment - Net sales decreased $20.6 million, or 5.4%, to $357.8 million in the current quarter compared to $378.4 million in the third quarter of 2007. The decrease was driven by a decline in sales volumes of approximately $54 million due to the continued decline in the U.S. residential market and slowing European demand, partially offset by a benefit of approximately $23 million due to favorable foreign exchange rates and increased sales of approximately $12 million from the wood flooring acquisition completed in the third quarter of 2007 (“Wood Acquisition”).

Gross profit

Gross profit for the third quarter of 2008 was $439.1 million (24.9% of net sales) and represented a decrease of $106.3 million, or 19.5%, compared to gross profit of $545.4 million (28.1% of net sales) for the prior year’s third quarter. Gross profit in the current quarter was unfavorably impacted by approximately $76 million in increased costs for raw materials and energy, net of cost savings initiatives and approximately $66 million resulting from a decline in sales volume.

Selling, general and administrative expenses

Selling, general and administrative expenses for the third quarter of 2008 were $321.3 million (18.2% of net sales), reflecting a decrease of $23.3 million, or 6.8%, compared to $344.6 million (17.8% of net sales) for the prior year’s third quarter. The decrease in SG&A is attributable to various cost savings initiatives implemented by the Company, offset by $4 million due to unfavorable foreign exchange rates.

Impairment of goodwill and intangibles

During the third quarter of 2008, the Company recorded a preliminary $1,418.9 million ($1,307.4 million net of tax) impairment charge to reduce the carrying amount of the Company’s goodwill and intangible assets to their estimated fair value based upon the results of an interim impairment test. The Company performed an interim impairment test because of a prolonged decline in the Company’s market capitalization which the Company believes is primarily a result of the weakness in the U.S. residential housing market and the slowing European economy. During the third quarter of 2008, the Company concluded that the weakness in the U.S. residential housing market is likely to persist based on its review of, among other things, sequential quarterly housing starts, recent turmoil surrounding the nation’s largest mortgage lenders, the potential negative impact on the availability of mortgage financing and housing start forecasts published by national home builder associations pushing recovery in the U.S. residential housing market further out in 2009. The total impairment included $253.6 million in the Mohawk segment, $531.9 million in the Dal-Tile segment and $633.4 million in the Unilin segment. If, in the future, the Company’s market capitalization and/or the estimated fair value of the Company’s reporting units were to decline further, it may be necessary to record an additional impairment charge.

Operating (loss) income

Operating loss for the third quarter of 2008 was $1,301.1 million reflecting a decrease of $1,501.9 million compared to operating income of $200.8 million (10.4% of net sales) in the third quarter of 2007. The decrease was primarily driven by the recognition of a preliminary impairment of goodwill and other intangibles of $1,418.9 million, a decline in sales volumes of approximately $66 million and rising costs for raw materials and energy of approximately $51 million, net of cost savings initiatives, partially offset by a benefit of approximately $51 million due to the net effect of price increases and product mix.

Mohawk Segment - Operating loss was $224.4 million in the third quarter of 2008 reflecting a decrease of $301.4 million compared to operating income of $77.0 million (7.2% of segment net sales) in the third quarter of 2007. The decrease was primarily due to the preliminary impairment of goodwill and other intangibles of $253.6 million, a decline in sales volumes of approximately $36 million and rising costs for raw materials and energy of approximately $39 million, net of cost savings initiatives, partially offset by a benefit of approximately $41 million due to the net effect of price increases and product mix.

Dal-Tile Segment - Operating loss was $479.9 million in the third quarter of 2008 reflecting a decrease of $543.0 million compared to operating income of $63.1 million (12.7% of segment net sales) for the third quarter of 2007. The decrease was primarily due to the preliminary impairment of goodwill of approximately $531.9 million, rising costs for raw materials and energy of approximately $9 million, net of cost savings initiatives, and a decline in sales volumes of approximately $7 million, partially offset by a benefit of approximately $8 million due to the net effect of price increases and product mix.

Unilin Segment - Operating loss was $592.5 million in the third quarter of 2008 reflecting a decrease of $663.5 million compared to operating income of $71.0 million (18.8% of segment net sales) for the third quarter of 2007. The decrease was primarily due to the preliminary impairment of goodwill and other intangibles of approximately $633.4 million, a decline in sales volumes of approximately $24 million and rising costs for raw materials and energy of approximately $10 million, net of cost savings initiatives.

Interest expense

Interest expense for the third quarter of 2008 was $30.5 million compared to $37.5 million in the third quarter of 2007. The decrease in interest expense was directly related to lower average debt levels in the current quarter when compared to the third quarter of 2007.

Income tax expense

Income tax expense was $148.9 million for the third quarter of 2008 compared to $42.0 million, or 25.6% of earnings before income taxes, for the prior year’s third quarter. The change in the tax rate is principally due to the impact on pre-tax earnings of a preliminary impairment of non-deductible goodwill and the recognition of a valuation allowance of $253 million against the deferred tax benefit described below.

In the fourth quarter of 2007, the Company moved the intellectual property and treasury operations of an indirectly owned European entity to a new office in another jurisdiction in Europe. The Company also indirectly owned a holding company in the new jurisdiction that provided certain treasury functions to Unilin and the move allowed for the consolidation of the historical intellectual property and treasury operations to be combined with those of the holding company’s treasury operations in a single jurisdiction in order to integrate and streamline the operations, to facilitate international acquisitions and to improve tax and cost efficiencies. This restructuring resulted in a step up in the subsidiary’s taxable basis of its intellectual property. The step up relates primarily to intangible assets which will be amortized over 10 years for tax purposes. During the fourth quarter of 2007, the Company evaluated the evidence for recognition of the deferred tax asset created through the restructuring and determined that, based on the available evidence, the deferred tax asset would more likely than not be realized. The deferred tax asset recognized at December 31, 2007 was approximately $245 million and the related income tax benefit recognized in the financial statements was approximately $272 million.

During the third quarter of 2008, the Company reassessed the need for a valuation allowance against its deferred tax assets. Cash flows have decreased from that projected as of December 31, 2007, primarily due to the slowing worldwide economy and declining sales volume. The Company determined that, given the current and expected economic conditions and the corresponding reductions in cash flows, its ability to realize the benefit of the deferred tax asset related to the European step up transaction described above as well as tax losses generated in the same jurisdiction was not more likely than not. Accordingly the Company recorded a valuation allowance against the deferred tax asset in the amount of $253 million during the quarter ended September 27, 2008.

Nine Months Ended September 27, 2008, as Compared with Nine Months Ended September 29, 2007

Net Sales

Net sales for the nine months ended September 27, 2008 were $5,341.2 million, reflecting a decrease of $437.6 million, or 7.6%, from the $5,778.8 million reported for the nine months ended September 29, 2007. The decrease was primarily driven by a decline in sales volumes of approximately $660 million due to the continued decline in the U.S. residential markets, softening commercial demand and slowing European demand, partially offset by a benefit of approximately $135 million due to the net effect of price increases and product mix, and a benefit of approximately $80 million due to favorable foreign exchange rates.

Mohawk Segment - Net sales decreased $410.5 million, or 12.7%, to $2,827.3 million in the current nine months compared to $3,237.8 million in the first nine months of 2007. The decrease was primarily driven by a decline in sales volumes of approximately $486 million due to the continued decline in the U.S. residential market and softening commercial demand, partially offset by a benefit of approximately $94 million due to the net effect of price increases and product mix.

Dal-Tile Segment - Net sales decreased $67.0 million, or 4.6%, to $1,402.6 million in the current nine months compared to $1,469.6 million in the first nine months of 2007. This decrease was primarily driven by a decline in sales volumes of approximately $88 million due to the continued decline in the U.S. residential market, partially offset by a benefit of approximately $21 million due to the net effect of price increases and product mix.

Unilin Segment - Net sales increased $79.0 million, or 7.2%, to $1,173.1 million in the current nine months compared to $1,094.1 million in the first nine months of 2007. The increase in net sales was driven by a benefit of approximately $84 million due to the Wood Acquisition, a benefit of approximately $80 million due to favorable foreign exchange rates and a benefit of approximately $21 million due to the net effect of price increases and product mix, partially offset by a decline in sales volumes of approximately $86 million due to the continued decline in the U.S. residential market and slowing European demand.

Gross profit

Gross profit for the first nine months of 2008 was $1,381.8 million (25.9% of net sales) and represented a decrease of $243.7 million, or 15.0%, compared to gross profit of $1,625.5 million (28.1% of net sales) for the prior year’s first nine months. Gross profit was unfavorably impacted by increasing costs for raw materials and energy of approximately $213 million, net of cost savings initiatives, and a decline in volumes of approximately $181 million, partially offset by the net effect of price increases and product mix of approximately $153 million.

Selling, general and administrative expenses

Selling, general and administrative expenses for the first nine months of 2008 were $993.6 million (18.6% of net sales), reflecting a decrease of $62.3 million, or 5.9%, compared to $1,055.9 million (18.3% of net sales) for the prior year’s first nine months. The decrease in SG&A is attributable to various cost savings initiatives implemented by the Company, offset by $21 million of unfavorable foreign exchange. The increase in selling, general and administrative expenses as a percentage of net sales was primarily attributable to leveraging over lower net sales.

Impairment of goodwill and intangibles

During the third quarter of 2008, the Company recorded a preliminary $1,418.9 million ($1,307.4 million net of tax) impairment charge to reduce the carrying amount of the Company’s goodwill and intangible assets to their estimated fair value based upon the results of an interim impairment test. The Company performed an interim impairment test because of a prolonged decline in the Company’s market capitalization which the Company believes is primarily a result of the weakness in the U.S. residential housing market and the slowing European economy. During the third quarter of 2008, the Company concluded that the weakness in the U.S. residential housing market is likely to persist based on its review of, among other things, sequential quarterly housing starts, recent turmoil surrounding the nation’s largest mortgage lenders, the potential negative impact on the availability of mortgage financing and housing start forecasts published by national home builder associations pushing recovery in the U.S. residential housing market further out in 2009. The total impairment included $253.6 million in the Mohawk segment, $531.9 million in the Dal-Tile segment and $633.4 million in the Unilin segment. If, in the future, the Company’s market capitalization and/or the estimated fair value of the Company’s reporting units were to decline further, it may be necessary to record an additional impairment charge.

Operating (loss) income

Operating loss for the first nine months of 2008 was $1,030.7 million reflecting a decrease of $1,600.3 million compared to operating income of $569.6 million (9.9% of net sales) in the first nine months of 2007. The decrease was primarily driven by the recognition of a preliminary impairment of goodwill and other intangibles of $1,418.9 million, a decline in sales volumes of approximately $177 million and rising costs for raw materials and energy of approximately $108 million, net of cost savings initiatives, partially offset by a benefit of approximately $128 million due to the net effect of price increases and product mix.

Mohawk Segment - Operating loss was $167.5 million in the first nine months of 2008 reflecting a decrease of $352.7 million compared to operating income of $185.2 million (5.7% of segment net sales) in the first nine months of 2007. The decrease was primarily due to the preliminary impairment of goodwill and other intangibles of $253.6 million, a decline in sales volumes of approximately $94 million and rising costs for raw materials and energy of approximately $51 million, net of cost savings initiatives, partially offset by a benefit of approximately $70 million due to the net effect of price increases and product mix.

Dal-Tile Segment - Operating loss was $364.8 million in the first nine months of 2008 reflecting a decrease of $561.7 million compared to operating income of $196.9 million (13.4% of segment net sales) for the first nine months of 2007. The decrease was primarily due to the preliminary impairment of goodwill of $531.9 million, rising costs for raw materials and energy of approximately $34 million, net of cost savings initiatives, and a decline in sales volumes of approximately $30 million, partially offset by a benefit of approximately $39 million due to the net effect of price increases and product mix.

Unilin Segment - Operating loss was $482.5 million in the first nine months of 2008 reflecting a decrease of $695.8 million compared to operating income of $213.3 million (19.5% of segment net sales) for the first nine months of 2007. The decrease was primarily due to the preliminary impairment of goodwill and other intangibles of $633.4 million, a decline in sales volumes of approximately $54 million and rising costs for raw materials and energy of approximately $33 million, net of cost savings initiatives, partially offset by a benefit of approximately $20 million due to the net effect of price increases and product mix.

Interest expense

Interest expense for the first nine months of 2008 was $97.0 million compared to $118.2 million for the first nine months of 2007. The decrease in interest expense was directly related to lower average debt levels in the first nine months of 2008 when compared to the first nine months of 2007.

Income tax expense

Income tax expense was $194.2 million for the first nine months of 2008 compared to $132.2 million, or 28.7% of earnings before income taxes, for the prior year’s first nine months. The change in the tax rate is principally due to the impact on pre-tax earnings of a preliminary impairment of non-deductible goodwill and the recognition of a valuation allowance of $253 million against the deferred tax benefit described above.

Liquidity and Capital Resources

The Company’s primary capital requirements are for working capital, capital expenditures and acquisitions. The Company’s capital needs are met primarily through a combination of internally generated funds, bank credit lines, term and senior notes, the sale of trade receivables and credit terms from suppliers.

Cash flows provided by operations for the first nine months of 2008 were $371.5 million compared to cash flows provided by operations of $601.8 million for the first nine months of 2007. The decrease in operating cash flows for the first nine months of 2008 as compared to the first nine months of 2007 is primarily attributable to lower earnings from declining business conditions, the timing of receipts due to a calendar shift in the fourth quarter of 2007 as compared to 2006, a change in customer mix and lower accounts payable and accruals due to lower volumes, partially offset by lower inventory levels.

Net cash used in investing activities for the first nine months of 2008 was $163.7 million compared to $240.6 million for the first nine months of 2007. The increase is due to an increase in and the timing of additional plant capital spending during 2008 as compared to 2007. Capital spending during the remainder of 2008 for the Mohawk, Dal-Tile and Unilin segments combined, excluding acquisitions, is expected to range from $45 million to $55 million, and will be used primarily to purchase equipment and to streamline manufacturing capacity.

Net cash used in financing activities for the first nine months of 2008 was $235.4 million compared to net cash used in financing activities of $344.1 million for the same period in 2007. The Company has paid down approximately $233 million of debt during the first nine months of 2008.

During the third quarter of 2008 the Company’s $750 million revolving credit facility was impacted by the bankruptcy of Lehman Brothers Holdings Inc (“Lehman”). As a result of the bankruptcy, the Company can no longer utilize its Lehman credit commitment of $100 million, thus reducing the Company’s borrowing availability by $100 million. The Company believes the remaining banks in its revolving credit facility are stable and that the remaining availability is adequate to meet its liquidity requirements.

At September 27, 2008, a total of $427.7 million was available under the Company’s revolving credit facility, which excludes the Lehman credit commitment of $100 million. The amount used under the revolving credit facility at September 27, 2008 was $222.3 million. The amount used under the revolving credit facility is composed of $119.5 million of borrowings, $55.6 million of standby letters of credit guaranteeing the Company’s industrial revenue bonds and $47.2 million of standby letters of credit related to various insurance contracts and foreign vendor commitments. The Company’s $750 million revolving credit facility matures on October 28, 2010 and bears interest, at the Company’s option, at (i) the greater of (x) prime rate or (y) the overnight federal funds rate plus 0.50%, or (ii) Libor plus an indexed amount based on the Company’s senior, unsecured, long-term debt rating.

At September 27, 2008, a total of $190 million (USD equivalent) was available under the Company’s €130 million Euro revolving credit facility. This facility is available to the Company’s European subsidiaries and guaranteed by the Company. The facility matures on November 8, 2010 and bears interest at Euribor plus an indexed amount based on the Company’s senior, unsecured, long-term debt rating.

The Company has an on-balance sheet trade accounts receivable securitization agreement (“Securitization Facility”). At September 27, 2008, the Company had $50.0 million outstanding secured by trade receivables. On July 28, 2008, the Company amended and restated the Securitization Facility, reduced total availability from $350.0 million to $250.0 million due to its adequate liquidity position, and extended the term until July 2009.

On January 17, 2006, the Company issued $500.0 million aggregate principal amount of 5.750% notes due 2011 and $900.0 million aggregate principal amount of 6.125% notes due 2016. Interest payable on each series of the notes is subject to adjustment if either Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services, or both, downgrades the rating they have assigned to the notes. Each rating agency downgrade results in a 0.25% increase in the interest rate, subject to a maximum increase of 1% per rating agency. If later the rating of these notes improves, then the interest rates would be reduced accordingly. Each 0.25% increase in the interest rate of these notes would increase the Company’s interest expense by approximately $3.5 million per year. To date, there have been no adjustments to the interest rate of these notes. However, on November 7, 2008, Moody’s Investors Service, Inc. announced that it placed the Company’s Baa3 long term rating on review for possible downgrade.

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

The Company’s significant accounting policies are described in Note 1 to the Consolidated Financial Statements in its 2007 Form 10-K. Some of those significant accounting policies require the Company to make subjective or complex judgments or estimates. Critical accounting policies are defined as those that are both most important to the portrayal of a company’s financial condition and results and require management’s most difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

Other than the Critical Accounting Policy described below, there have been no significant changes to the Company’s critical accounting policies and estimates during the period. The Company’s critical accounting policies and estimates are described in its 2007 Annual Report filed on Form 10-K.

Goodwill and other intangibles - Goodwill is tested annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. The Company considers the relationship between its market capitalization and its book value, among other factors, when reviewing for indicators of impairment. The goodwill impairment tests are based on determining the fair value of the specified reporting units based on management judgments and assumptions using the discounted cash flows and comparable company market valuation approaches. The Company has identified Mohawk, Dal-Tile, Unilin Flooring, Unilin Chipboard and Melamine, and Unilin Roofing as its reporting units for the purposes of allocating goodwill and intangibles as well as assessing impairments. The valuation approaches are subject to key judgments and assumptions that are sensitive to change such as judgments and assumptions about appropriate sales growth rates, operating margins, weighted average cost of capital (“WACC”), and comparable company market multiples. When developing these key judgments and assumptions, the Company considers economic, operational and market conditions that could impact the fair value of the reporting unit. However, estimates are inherently uncertain and represent only management’s reasonable expectations regarding future developments. These estimates and the judgments and assumptions upon which the estimates are based will, in all likelihood, differ in some respects from actual future results. Should a significant or prolonged deterioration in economic conditions occur, such as continued declines in spending for new construction, remodeling and replacement activities; the inability to pass increases in the costs of raw materials and fuel on to its customers; or a decline in comparable company market multiples, then key judgments and assumptions could be impacted. Generally, a moderate decline in estimated operating income or a small increase in WACC or a decline in market capitalization could result in an additional indication of impairment

As noted above, the Company considers the relationship between its market capitalization and its book value, among other factors, when reviewing for indicators of impairment. The Company believes that the weakness in the U.S. residential housing market and the slowing European economy are principal factors in the prolonged decline in its market capitalization as compared to its book value. During the third quarter of 2008, the Company concluded that the weakness in the U.S. residential housing market is likely to persist based on its review of, among other things, sequential quarterly housing starts, recent turmoil surrounding the nation’s largest mortgage lenders, the potential negative impact on the availability of mortgage financing and housing start forecasts published by national home builder associations pushing recovery in the U.S. residential housing market further out in 2009.

The impairment test for intangible assets not subject to amortization involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of intangible assets not subject to amortization are determined using a discounted cash flows valuation. Significant judgments inherent in this analysis include assumptions about appropriate sales growth rates, royalty rates, WACC and the amount of expected future cash flows. These judgments and assumptions are subject to the variability discussed above.

As a result of these impairment indicators, in the third quarter the Company performed an interim first step of its goodwill impairment test and determined that the carrying values of certain reporting units exceeded their fair values, indicating that goodwill was impaired. Having determined that goodwill was impaired, the Company began performing the second step of the goodwill impairment test which involves calculating the implied fair value of goodwill by allocating the fair value of the reporting unit to all of its assets and liabilities other than goodwill (including both recognized and unrecognized intangible assets) and comparing the residual amount to the carrying value of goodwill. As of the date of the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008, the Company estimates that the implied fair value of its goodwill is less than its carrying value by approximately $1,262.2 million, which the Company has recognized as an impairment of goodwill in the accompanying condensed consolidated results of operations for the quarter and nine months ended September 27, 2008. The $1,262.2 million impairment of goodwill is an estimate based on the results of the determination of and, preliminary allocation of fair value, which the Company expects to complete in the fourth quarter of 2008.

The impairment evaluation for indefinite lived intangible assets, which for the Company are its trademarks, is conducted during the fourth quarter of each year, or more frequently if events or changes in circumstances indicate that an asset might be impaired. The determination of fair value used in the impairment evaluation is based on discounted estimates of future sales projections attributable to ownership of the trademarks. Significant judgments inherent in this analysis include assumptions about appropriate sales growth rates, royalty rates, WACC and the amount of expected future cash flows. The judgments and assumptions used in the estimate of fair value are generally consistent with past performance and are also consistent with the projections and assumptions that are used in current operating plans. Such assumptions are subject to change as a result of changing economic and competitive conditions. The determination of fair value is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of the trademarks. Estimated cash flows are sensitive to changes in the economy among other things. As a result of the impairment indicators described above, during the third quarter of 2008, the Company evaluated its intangible assets with indefinite lives for impairment. The Company compared the estimated fair value of its trademarks to its carrying value and determined that there was a preliminary trademark impairment of approximately $54.5 million in the Mohawk segment and a preliminary trademark impairment of approximately $102.2 million in the Unilin segment, which the Company has recognized as an impairment of intangibles in the accompanying condensed consolidated results of operations for the quarter and nine months ended September 27, 2008.

The Company reviews long-lived assets, including its intangible assets subject to amortization which, for the Company are its patents and customer relationships, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of long-lived assets to future undiscounted net cash flows expected to be generated by these assets. If such assets are considered to be impaired, the impairment recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. As a result of the impairment indicators described above, during the third quarter of 2008, the Company tested its long-lived assets for impairment by comparing the estimated future undiscounted net cash flows expected to be generated by these assets to their carrying value and determined that there was no impairment.

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

In October 2008, the FASB issued FSP 157-3 “Determining Fair Value of a Financial Asset in a Market That Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS No. 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets. This FSP is effective immediately and includes those periods for which financial statements have not been issued. The Company currently does not have any financial assets that are valued using inactive markets, and as such is not impacted by the issuance of this FSP.

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

The current uncertainty in the credit markets, downturns in the global economy and the Company’s business could affect the overall availability and cost of credit.

The current uncertainty in the credit markets could also limit demand for our products, and affect the overall availability and cost of credit. At this time, it is unclear whether and to what extent the actions taken by the U.S. government, and other measures currently being implemented or contemplated, will mitigate the effects of the situation. While we have no immediate need to access the credit markets at this time, the impact of the current situation on our ability to obtain financing in the future, and the cost and terms of it, is uncertain. These and other economic factors could have a material adverse effect on demand for our products and on our financial condition and operating results. Further, these generally negative economic and business conditions may factor into our periodic credit ratings assessment by either or both Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services. The rating agency’s evaluation is based on a number of factors, which include scale and diversification, brand strength, profitability, leverage, liquidity and interest coverage. On November 7, 2008, Moody’s Investors Service, Inc. announced that it placed the Company’s Baa3 long term rating on review for possible downgrade. A downgrade in our credit rating could increase our cost of credit, and we can provide no assurances that such an event will not occur.

The floor covering industry is sensitive to changes in general economic conditions, such as consumer confidence and income, corporate and government spending, interest rate levels, availability of credit and demand for housing. The current downturn in the U.S. and global economies, along with the housing markets in such economies, has negatively impacted the floor covering industry and the Company’s business. These difficult economic conditions may continue or deteriorate in the foreseeable future. Further, significant or prolonged declines in such economies or in spending for replacement floor covering products or new construction activity could have a material adverse effect on the Company’s business.

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

The floor covering industry is highly dependent on construction activity, including new construction, which is cyclical in nature and currently in a downturn. The current downturn in the U.S. and global economies, along with the housing markets in such economies, has negatively impacted the floor covering industry and the Company’s business. Although the impact of a decline in new construction activity is typically accompanied by an increase in remodeling and replacement activity, these activities have also lagged during the current downturn. The difficult economic conditions may continue or deteriorate in the foreseeable future. A significant or prolonged decline in residential or commercial construction activity could have a material adverse effect on the Company’s business and results of operations.

In periods of rising costs, the Company may be unable to pass cost increases of raw materials and fuel-related costs on to its customers, which could have a material adverse effect on the Company’s profitability.

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

The principal raw materials used in the Company’s manufacturing operations include nylon and polyester and polypropylene resins and fibers, which are used primarily in the Company’s carpet and rugs business; talc, clay, nepheline syenite and various glazes, including frit (ground glass), zircon and stains, which are used exclusively in the Company’s ceramic tile business; wood, paper, and resins which are used primarily in the Company’s laminate flooring business; and other materials. For certain of such raw materials, the Company is dependent on one or a small number of suppliers. An adverse change in the Company’s relationship with such a supplier, the financial condition of such a supplier or such supplier’s ability to manufacture or deliver such raw materials to the Company could lead to an interruption of supply. An extended interruption in the supply of these or other raw materials used in the Company’s business or in the supply of suitable substitute materials would disrupt the Company’s operations, which could have a material adverse effect on the Company’s business.

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

Declines in the Company’s business conditions may result in an impairment of the Company’s goodwill and/or intangible assets which could result in a material non-cash charge.

A decrease in the Company’s market capitalization, including a short-term decline in stock price, or a negative long-term performance outlook, could result in an impairment of its goodwill and/or indefinite lived intangible assets which results when the carrying value of the Company’s reporting units exceed their fair value.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

No.	Description
10.1	Second Amended and Restated Credit and Security Agreement, dated as of July 28, 2008, among Mohawk Factoring, Inc., Mohawk Servicing, Inc., Victory Receivables Corporation, Three Pillars Funding LLC, SunTrust Bank, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, individually and as a co-agent, and SunTrust Robinson Humphrey, Inc., as a co-agent and administrative (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2008).

10.2	Second Amended and Restated Receivables Purchase and Sale Agreement, dated as of July 28, 2008, among Mohawk Carpet Distribution, L.P. and Dal-Tile Corporation, Dal-Tile SSC West, Inc. and Dal-Tile SSC East, Inc., as originators, and Mohawk Factoring, Inc., as the Buyer (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2008).

31.1	Certification Pursuant to Rule 13a-14(a).

31.2	Certification Pursuant to Rule 13a-14(a).

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOHAWK INDUSTRIES, INC.
(Registrant)

Dated: November 11, 2008	By:	/s/ Jeffrey S. Lorberbaum
JEFFREY S. LORBERBAUM
Chairman, President and
Chief Executive Officer
(principal executive officer)

Dated: November 11, 2008	By:	/s/ Frank H. Boykin
FRANK H. BOYKIN
Chief Financial Officer
(principal financial officer)