Form 10-K
period 2008-12-31
MOHAWK INDUSTRIES INC
filed 2009-03-02
CIK 851968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[Mark One]

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check whether the Registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock of the Registrant held by non-affiliates (excludes beneficial owners of more than 10% of the Common Stock) of the Registrant (41,799,782 shares) on June 28, 2008 (the last business day of the Registrant’s most recently completed fiscal second quarter) was $2,709,043,871. The aggregate market value was computed by reference to the closing price of the Common Stock on such date.

Number of shares of Common Stock outstanding as of February 25, 2009: 68,443,318 shares of Common Stock, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2009 Annual Meeting of Stockholders-Part III.

PART I

Item 1.	Business

General

Mohawk Industries, Inc., (“Mohawk” or the “Company”), a term which includes the Company and its subsidiaries, including its primary operating subsidiaries, Mohawk Carpet, LLC, Aladdin Manufacturing Corporation, Dal-Tile International Inc. and Unilin Flooring BVBA, Unilin Holding Inc., and their subsidiaries (the Unilin Group), is a leading producer of floor covering products for residential and commercial applications in the United States (“U.S.”) and residential applications in Europe. The Company is the second largest carpet and rug manufacturer and one of the largest manufacturers, marketers and distributors of ceramic tile, natural stone and hardwood flooring in the U.S. as well as a leading producer of laminate flooring in the U.S. and Europe. The Company had annual net sales in 2008 of $6.8 billion. Approximately 85% of this amount was generated by sales in North America and approximately 15% was generated by sales outside North America. The Company has three reporting segments, the Mohawk segment, the Dal-Tile segment and the Unilin segment. Selected financial information for the Mohawk, Dal-Tile and Unilin segments, geographic net sales and the location of long-lived assets is set forth in Note 16 to the Consolidated Financial Statements.

The Mohawk segment designs, manufactures, sources, distributes and markets its floor covering product lines, which include carpets, ceramic tile, laminate, rugs, carpet pad, hardwood and resilient, in a broad range of colors, textures and patterns for residential and commercial applications in both new construction and remodeling. The Mohawk segment markets and distributes its carpets and rugs under its soft surface floor covering brands and ceramic tile, laminate, hardwood and resilient under its hard surface floor covering brands. The Mohawk segment positions its products in all price ranges and emphasizes quality, style, performance and service. The Mohawk segment is widely recognized through its premier brand names, which include “Mohawk®,” “Aladdin®,” “Mohawk Home®,” “Bigelow®,” “Durkan®,” “Horizon®,” “Karastan®,” “Lees®,” “Merit®,” and “Ralph Lauren®”. The Mohawk segment markets and distributes soft and hard surface products through over 30,000 customers, which include independent floor covering retailers, home centers, mass merchandisers, department stores, commercial dealers and commercial end users. Some products are also marketed through private labeling programs. The Mohawk segment’s soft surface operations are vertically integrated from the extrusion of resin to the manufacture and shipment of finished carpets and rugs.

The Dal-Tile segment designs, manufactures, sources, distributes and markets a broad line of ceramic tile, porcelain tile, natural stone and other products used in the residential and commercial markets for both new construction and remodeling. Most of the Dal-Tile segment’s ceramic tile products are marketed under the “Dal-Tile®” and “American Olean®” brand names and sold through company-owned service centers, independent distributors, home center retailers, tile and flooring retailers and contractors. The Dal-Tile segment operations are vertically integrated from the production of raw material for body and glaze preparation to the manufacturing and distribution of ceramic and porcelain tile.

The Unilin segment, which is headquartered in Belgium, is a leading manufacturer, licensor, distributor and marketer of laminate flooring in Europe and the U.S. Unilin is one of the leaders in laminate flooring technology, having commercialized direct pressure laminate, or DPL, a technology used in a majority of laminates today, and has developed the patented UNICLIC® glueless installation system and a variety of other new technologies, such as beveled edges, multiple length planks and new surface technologies. Unilin is the largest vertically-integrated laminate flooring manufacturer in the U.S. producing both laminate flooring and related high density fiberboard. Unilin sells its flooring products under the Quick-Step®, Columbia Flooring®, Century Flooring®, and Universal Flooring® brands through retailers, independent distributors’ private label and home centers. Unilin also produces roofing systems and other wood products. On August 13, 2007, the Company acquired certain wood flooring assets and liabilities of Columbia Forest Products, Inc. for approximately $147 million (the “Wood Acquisition”), enabling the Company to expand its position in the wood flooring market. The results of the Wood Acquisition are included in the Unilin segment and the Company’s consolidated financial statements since the date of acquisition.

Industry

The U.S. floor covering industry has grown from $12.4 billion in sales in 1992 to $21.7 billion in 2007. In 2007, the primary categories of the U.S. floor covering industry were carpet and rug (62%), ceramic tile (13%), hardwood (11%), resilient and rubber (9%), and laminate (5%). Each of these categories has been impacted by the average selling price per square foot, the residential builder and homeowner remodeling markets, housing starts and housing resales, average house size and home ownership. In addition, the level of sales in the floor covering industry, both in the U.S. and Europe, is influenced by consumer confidence, spending for durable goods, interest rates and availability of credit, turnover in housing, the condition of the residential and commercial construction industries and the overall strength of the economy. The U.S. floor covering industry has experienced softened demand beginning in the fourth quarter of 2006 and worsening considerably during the later parts of 2008. The global economy continues in the most significant downturn in recent history. Overall economic conditions and consumer sentiment have continued to deteriorate, which has intensified the pressure on the demand for housing and flooring products.

The worldwide carpet and rug sales volume of U.S. manufacturers was approximately 1.7 billion square yards in 2007. This volume represents a market in excess of $14 billion in sales. The carpet and rugs category has two primary markets, residential and commercial. In 2007, the residential market made up approximately 72% of industry amounts shipped and the commercial market comprised approximately 28%. Of the total residential market, 67% of the dollar values of shipments are made in response to residential replacement demand.

The U.S. ceramic tile industry shipped 2.7 billion square feet, or $2.7 billion, in 2007. The ceramic tile industry’s two primary markets, residential applications and commercial applications, represent 60% and 40% of the 2007 industry total, respectively. Of the total residential market, 48% of the dollar values of shipments are made in response to residential replacement demand.

In 2007, the U.S. hardwood industry shipped 1.0 billion square feet, representing a market of approximately $2.3 billion. Sales of U.S. hardwood are primarily distributed to the residential market for both new construction and residential replacement.

In 2007, the U.S. resilient and rubber industry shipped 3.3 billion square feet, representing a market of approximately $2.0 billion. Sales of U.S. resilient are primarily distributed to the residential market for both new construction and residential replacement.

In 2007, the U.S. laminate industry shipped 0.9 billion square feet, or $1.1 billion. In 2007, the European laminate industry produced 4.4 billion square feet which accounted for approximately 12% of the European floor covering market. Sales of U.S. laminate flooring are primarily distributed through the residential replacement market. Sales to other end user markets are not significant.

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

The Company has positioned its premier residential carpet and rug brand names across all price ranges. Mohawk, Horizon, “WundaWeve®,” Ralph Lauren and Karastan are positioned to sell primarily in the medium-to-high retail price channels in the residential broadloom market. These lines have substantial brand name recognition among carpet dealers and retailers, with the Karastan and Mohawk brands having the highest consumer recognition in the industry. Karastan is the leader in the exclusive high-end market. The Aladdin and Mohawk Home brand names compete primarily in the value retail price channel. The Portico® and Portico Select brand names compete primarily in the builder market. The Company markets its hard surface product lines, which include Mohawk Ceramic, Mohawk Hardwood, Congoleum and Mohawk Laminate across all price ranges.

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

The commercial customer base is divided into several channels: corporate office space, educational institutions, hospitality facilities, retail space, public finance, government and health care facilities. Different purchase decision makers and decision-making processes exist for each channel. In addition, the Company produces and sells broadloom carpet and carpet tile under the brand names “Bigelow Commercial®,” Lees, Durkan, “Karastan Contract®,” and Merit.

The Company’s sales forces are generally organized based on product type and sales channels in order to best serve each type of customer. Product delivery to dealers is done predominantly on Mohawk trucks operating from strategically positioned warehouses/cross-docks which receive inbound product directly from the source of manufacture.

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

A network of approximately 250 sales service centers distributes primarily the Dal-Tile brand product with a fully integrated marketing program, emphasizing a focus on quality and fashion serving customers in the U.S., Canada and Puerto Rico. The service centers provide distribution points for customer pick-up, local delivery and showrooms to assist customers. The broad product offering satisfies the needs of its residential and commercial customers.

The independent distributor channel offers a distinct product line under the American Olean brand. Currently, the American Olean brand is distributed through approximately 50 independent distributors that service a variety of residential and commercial customers. The Company is focused on increasing its presence in the independent distributor channel, particularly in tile products that are most commonly used in flooring applications.

The Company has six regional distribution centers in the Dal-Tile operations. These centers help deliver high-quality customer service by focusing on shorter lead times, increased order fill rates and improved on-time deliveries to customers.

Unilin Segment

The Unilin segment manufactures, licenses, distributes and markets laminate flooring in Europe and the U.S. It also produces hardwood flooring, roofing systems and other wood products. Products are distributed through separate distribution channels consisting of retailers, independent distributors and home centers. Unilin U.S. operations also manufacture Mohawk branded laminate and hardwood flooring which sells through the Mohawk channel. The majority of Unilin’s laminate sales, both in the U.S. and Europe, are for residential replacement. The business is organized to address the specific customer needs of each distribution channel.

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

Manufacturing and Operations

Mohawk Segment

The Company’s manufacturing operations are vertically integrated and include the extrusion of resin and post-consumer plastics into polypropylene, polyester and nylon fiber, yarn processing, backing manufacturing, tufting, weaving, dyeing, coating and finishing. Capital expenditures are primarily focused on improving productivity and reducing costs. Over the past three years, the Mohawk Segment has incurred capital expenditures that have helped increase manufacturing efficiency and improve overall cost competitiveness.

Dal-Tile Segment

The Company believes that its manufacturing organization offers competitive advantages due to its ability to manufacture a differentiated product line consisting of one of the industry’s broadest product offerings of colors, textures and finishes, as well as the industry’s largest offering of trim and angle pieces and its ability to utilize the industry’s newest technology. In addition, Dal-Tile also imports or sources a portion of its product to supplement its product offerings. Over the past three years, the Dal-Tile segment has invested in capital expenditures, principally in state-of-the-art equipment, to increase manufacturing capacity, improve efficiency and develop new capabilities.

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

The manufacturing facilities for other activities in the Unilin business (roofing systems and other wood products) are all configured for cost-efficient manufacturing and production flexibility and are competitive in the European market.

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

Glazes are used on a significant percentage of manufactured tile. Glazes consist of frit (ground glass), zircon, stains and other materials, with frit being the largest ingredient. The Company manufactures approximately 60% of its frit requirements.

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

Competition

The principal methods of competition within the floor covering industry generally are service, style, quality, price and, to a certain extent, product innovation and technology. In each of the markets, price competition and market coverage are particularly important because there is limited differentiation among competing product lines. In the Mohawk and Dal-Tile segments, the investments in advanced manufacturing, computer systems, the extensive diversity of equipment, as well as the Company’s marketing strategy and distribution system, contribute to its ability to compete primarily on the basis of performance, quality, style and service, rather than just price. The Company is one of the largest carpet and rug manufacturers in the world. While the ceramic tile industry is more fragmented, the Company believes it is substantially larger than the next largest competitor and that it is the only significant manufacturer with its own North American distribution system. In the laminate flooring market, the Company believes it has a competitive advantage as a result of Unilin’s industry leading design and patented technologies, which allows the Company to distinguish its laminate and hardwood flooring products in the areas of finish, quality, installation and assembly. The Company faces competition in the laminate and hardwood flooring market from a large number of domestic and foreign manufacturers.

Mohawk Segment

The carpet and rug industry is highly competitive. Based on industry publications, the top 5 North American carpet and rug manufacturers (including their North American and foreign divisions) in 2007 had worldwide carpet and rug sales in excess of $9 billion of the over $14 billion market. The Company believes it is the second largest producer of carpets and rugs (in terms of sales dollars) in the world based on its 2007 sales.

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

Unilin Segment

Laminate and hardwood flooring are leading growth products in the U.S. floor covering industry. Laminate flooring is produced by more than 130 industrial manufacturers in 25 countries. The Company believes it is one of the largest manufacturers, distributors and marketers of laminate flooring in the world, with a focus on high-end products. The Company is also one of the few vertically-integrated laminate flooring manufacturers in the U.S. producing both high density fiberboard and laminate flooring. The Company estimates that there are over 100 wood manufacturers located in various countries. Following the Wood Acquisition, the Company believes it is one of the largest manufacturers and distributors of hardwood in the U.S.

Patents and Trademarks

Intellectual property is important to the Company’s business, and the Company relies on a combination of patent, copyright, trademark and trade secret laws to protect its interests.

The Company uses several trademarks that it considers important in the marketing of its products, including Aladdin, American Olean, Bigelow, Dal-Tile, Durkan, Horizon, Karastan, Lees, Mohawk, Mohawk Home, Portico, Quick-Step, Ralph Lauren, “UNILIN®,” UNICLIC, Columbia Flooring, Century Flooring, Universal Flooring, and “PureBond®”.

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

During 2008, no single customer accounted for more than 5% of total net sales, and the top ten customers accounted for less than 15% of the Company’s sales. The Company believes the loss of one or a few major customers would not have a material adverse effect on its business.

Employees

As of December 31, 2008, the Company employed approximately 31,200 persons consisting of approximately 24,900 in the U.S., approximately 3,300 in Mexico, approximately 2,300 in Europe, approximately 600 in Malaysia and approximately 100 in Canada. The majority of the Company’s European and Mexican manufacturing employees are members of unions. Most of the Company’s U.S. employees are not a party to any collective bargaining agreement. Additionally, the Company has not experienced any strikes or work stoppages in the U.S., Mexico or Malaysia for over 20 years. The Company believes that its relations with its employees are good.

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

The current uncertainty in the credit markets could also limit demand for our products, and affect the overall availability and cost of credit. At this time, it is unclear whether and to what extent the actions taken by the U.S. government, and other measures currently being implemented or contemplated, will mitigate the effects of the situation. While we do not anticipate any immediate need to access the credit markets, the impact of the current situation on our ability to obtain financing in the future, and the cost and terms of it, is uncertain. These and other economic factors could have a material adverse effect on demand for our products and on our financial condition and operating results. Further, these generally negative economic and business conditions may factor into our periodic credit ratings assessment by either or both Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services. The rating agency’s evaluation is based on a number of factors, which include scale and diversification, brand strength, profitability, leverage, liquidity and interest coverage. On November 7, 2008, Moody’s Investors Service, Inc. announced that it placed the Company’s Baa3 long term rating on review for possible downgrade. On February 25, 2009, Moody’s Investors Service, Inc. announced that it had downgraded its ratings on the Company’s senior unsecured notes to Ba1 from Baa3 and was maintaining a negative rating outlook, following the completion of its rating review. This downgrade will increase the Company’s interest expense by approximately $3.5 million per year and could adversely affect the cost of and ability to obtain additional credit in the future. Additional downgrades in the Company’s credit rating could further increase the cost of its existing credit and adversely affect the cost of and ability to obtain additional credit in the future, and the Company can provide no assurances that additional downgrades will not occur. Additionally, our credit facilities require us to meet certain financial covenants, including certain debt to capitalization ratios. Failure to comply with these covenants could materially and adversely affect our ability to finance our operations or capital needs and to engage in other activities that may be in our best interest.

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

The results of the Company’s foreign subsidiaries reported in the local currency are translated into U.S. dollars for balance sheet accounts using exchange rates in effect at the balance sheet date and for the statement of operations accounts using, principally, the Company’s average rates during the period. The exchange rates between some of these currencies and the U.S. dollar in recent years have fluctuated significantly and may continue to do so in the future. The Company may not be able to manage effectively the Company’s currency translation risks, and volatility in currency exchange rates may have a material adverse effect on the Company’s consolidated financial statements and affect comparability of the Company’s results between financial periods.

The Company may experience certain risks associated with acquisitions.

The Company has typically grown its business through acquisitions. Growth through acquisitions involves risks, many of which may continue to affect the Company after the acquisition. The Company cannot give assurance that an acquired company will achieve the levels of revenue, profitability and production that the Company expects. The combination of an acquired company’s business with the Company’s existing businesses involves risks. The Company cannot be assured that reported earnings will meet expectations because of goodwill and intangible asset impairment, increased interest costs and issuance of additional securities or incurrence of debt. The Company may also face challenges in consolidating functions, integrating the Company’s organizations, procedures, operations and product lines in a timely and efficient manner and retaining key personnel. These challenges may result in:

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

Failure to successfully manage and integrate an acquisition with the Company’s existing operations could lead to the potential loss of customers of the acquired business, the potential loss of employees who may be vital to the new operations, the potential loss of business opportunities or other adverse consequences that could affect the Company’s financial condition and results of operations. Even if integration occurs successfully, failure of the acquisition to achieve levels of anticipated sales growth, profitability or productivity or otherwise perform as expected, may adversely impact the Company’s financial condition and results of operations.

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

The Company generally requires third parties with access to the Company’s trade secrets to agree to keep such information confidential. While such measures are intended to protect the Company’s trade secrets, there can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach or that the Company’s confidential and proprietary information and technology will not be independently developed by or become otherwise known to third parties. In any of these circumstances, the Company’s competitiveness could be significantly impaired, which would limit the Company’s growth and future revenue.

Companies may claim that the Company infringed their intellectual property or proprietary rights, which could cause it to incur significant expenses or prevent it from selling the Company’s products.

In the past, companies have claimed that certain technologies incorporated in the Company’s products infringe their patent rights. There can be no assurance that the Company will not receive notices in the future from parties asserting that the Company’s products infringe, or may infringe, those parties’ intellectual property rights. The Company cannot be certain that the Company’s products do not and will not infringe issued patents or other intellectual property rights of others. Historically, patent applications in the U.S. and some foreign countries have not been publicly disclosed until the patent is issued (or, in some recent cases, until 18 months following submission), and the Company may not be aware of currently filed patent applications that relate to the Company’s products or processes. If patents are later issued on these applications, the Company may be liable for infringement.

Furthermore, the Company may initiate claims or litigation against parties for infringement of the Company’s proprietary rights or to establish the invalidity, noninfringement, or unenforceability of the proprietary rights of others. Likewise, the Company may have similar claims brought against it by competitors. Litigation, either as plaintiff or defendant, could result in significant expense to the Company and divert the efforts of the Company’s technical and management personnel from operations, whether or not such litigation is resolved in the Company’s favor. In the event of an adverse ruling in any such litigation, the Company might be required to pay substantial damages (including punitive damages and attorney’s fees), discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to infringing technology. There can be no assurance that licenses to disputed technology or intellectual property rights would be available on reasonable commercial terms, if at all. In the event of a successful claim against the Company along with failure to develop or license a substitute technology, the Company’s business, financial condition and results of operations would be materially and adversely affected.

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

Declines in the Company’s business conditions may result in an impairment of the Company’s tangible and intangible assets which could result in a material non-cash charge.

A decrease in the Company’s market capitalization, including a short-term decline in stock price, or a negative long-term performance outlook, could result in an impairment of its tangible and intangible assets which results when the carrying value of the Company’s assets exceed their fair value. In 2008, the Company’s goodwill and other intangible assets suffered an impairment and additional impairment charges could occur in future periods.

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

None.

Item 2.	Properties

The Company owns a 47,500 square foot headquarters office in Calhoun, Georgia on an eight-acre site. The Company also owns a 2,089,000 square foot manufacturing facility located in Dalton, Georgia, used by the Mohawk segment, 1,744,072 and 974,900 square foot manufacturing facilities located in Monterey, Mexico and Muskogee, Oklahoma, respectively, used by the Dal-Tile segment, and a 1,128,535 square foot manufacturing facility located in Wielsbeke, Belgium used by the Unilin segment.

The following table summarizes the Company’s facilities both owned and leased for each segment in square feet:

	Mohawk Segment		Dal-Tile Segment		Unilin Segment
Primary Purpose	Owned	Leased	Owned	Leased	Owned	Leased
Manufacturing	17,716,649	199,954	4,380,498	—	7,444,026	876,529
Selling and Distribution	3,758,636	5,191,315	152,811	8,341,491	120,000	89,150
Other	1,148,400	—	321,312	36,000	142,632	—

Total	22,623,685	5,391,269	4,854,621	8,377,491	7,706,658	965,679

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

In Shirley Williams et al. v. Mohawk Industries, Inc., four plaintiffs filed a putative class action lawsuit in January 2004 in the United States District Court for the Northern District of Georgia (Rome Division), alleging that they are former and current employees of the Company and that the actions and conduct of the Company, including the employment of persons who are not authorized to work in the United States, have damaged them and the other members of the putative class by suppressing the wages of the Company’s hourly employees in Georgia. The plaintiffs seek a variety of relief, including (a) treble damages; (b) return of any allegedly unlawful profits; and (c) attorney’s fees and costs of litigation. In February 2004, the Company filed a Motion to Dismiss the Complaint, which was denied by the District Court in April 2004. Following appellate review of this decision, the case was returned to the District Court for further proceedings. On December 18, 2007, the plaintiffs filed a motion for class certification. On March 3, 2008, the District Court denied the plaintiffs motion for class certification. The plaintiffs then appealed the decision to the United States Court of Appeals for the 11th Circuit on March 17, 2008, where the matter is currently pending. Discovery has been stayed at the District Court while the appeal is pending. The Company will continue to vigorously defend itself against this action.

In Collins & Aikman Floorcoverings, Inc., et. al. v. Interface, Inc., United States District Court for the Northern District of Georgia (Rome Division), Mohawk Industries, Inc. joined Collins & Aikman Floorcoverings, Inc. (“CAF”) and Shaw Industries Group, Inc. (“Shaw”) in suing Interface, Inc. (“Interface”) for declaratory judgments that United States Patent 6,908,656 (the “Patent”), assigned to Interface and relating to certain styles of carpet tiles, is not infringed and is invalid. Also in June 2005, in Interface, Inc., et el. v. Mohawk Industries, Inc., et al. United States District Court for the Northern District of Georgia (Atlanta Division), Interface sued Mohawk Industries, Inc., Mohawk Carpet Corporation, and Mohawk Commercial, Inc. for allegedly infringing the Patent. Interface brought similar suits against entities affiliated with CAF and Shaw. Interface is seeking monetary damages as well as injunctive relief. The cases have been consolidated in the United States District Court for the Northern District of Georgia (Rome Division). In January 2008, the Company joined CAF and Shaw in filing summary judgment motions seeking to establish as a matter of law before trial that the Patent was invalid, that it was not willfully infringed, and that Interface could not obtain damages for lost profits. On February 25, 2009, the District Court (i) denied the Company, CAF’s and Shaw’s motions that the patent was invalid (ii) granted their motions that should infringement be found that any such infringement would not be willful, and (iii) granted in part and denied in part their motions that Interface could not obtain damages for lost profits. The Company is vigorously pursuing its declaratory judgment claims of invalidity and non-infringement with respect to the Patent and defending against the claims brought by Interface for infringement of the Patent. A trial date is anticipated to be set for later in 2009.

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

No matters were submitted to a vote of security holders of the Company during the fourth quarter ended December 31, 2008.

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

	Mohawk Common Stock
	High	Low
2007
First quarter	$94.35	75.15
Second quarter	108.00	81.28
Third quarter	103.73	80.32
Fourth quarter	87.44	73.40

2008
First quarter	$83.09	63.00
Second quarter	80.29	64.01
Third quarter	75.26	56.55
Fourth quarter	69.47	23.91

2009
First quarter (through February 25, 2009)	$46.05	23.39

As of February 25, 2009, there were approximately 336 holders of record of Common Stock. The Company has not paid or declared any cash dividends on shares of its Common Stock since completing its initial public offering. The Company’s policy is to retain all net earnings for the development of its business, and presently, it does not anticipate paying cash dividends on the Common Stock in the foreseeable future. The payment of future cash dividends will be at the sole discretion of the Board of Directors and will depend upon the Company’s profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors.

The Company did not repurchase any of its common stock during the fourth quarter of 2008.

Item 6.	Selected Financial Data

The following table sets forth the selected financial data of the Company for the periods indicated, which information is derived from the consolidated financial statements of the Company. On October 31, 2005, the Company acquired all the outstanding shares of Unilin Holding NV (“Unilin Acquisition”). The total purchase price of the Unilin Acquisition, net of cash, was approximately Euro 2.1 billion (approximately $2.5 billion). On August 13, 2007, the Company completed the Wood Acquisition for approximately $147 million in cash. The consolidated financial statements include the results of all acquisitions from the date of acquisition. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and notes thereto included elsewhere herein.

	At or for the Years Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)
Statement of operations data:
Net sales	$6,826,348	7,586,018	7,905,842	6,620,099	5,880,372
Cost of sales(a)	5,088,584	5,471,234	5,674,531	4,851,853	4,256,129

Gross profit	1,737,764	2,114,784	2,231,311	1,768,246	1,624,243
Selling, general and administrative expenses	1,318,501	1,364,678	1,392,251	1,095,862	985,251
Impairment of goodwill and other intangibles(b)	1,543,397	—	—	—	—

Operating (loss) income	(1,124,134)	750,106	839,060	672,384	638,992

Interest expense	127,050	154,469	173,697	66,791	53,392
Other expense, net	26,982	674	8,488	3,460	4,809
U.S. customs refund(c )	—	(9,154)	(19,436)	—	—

	154,032	145,989	162,749	70,251	58,201

Earnings (loss) before income taxes	(1,278,166)	604,117	676,311	602,133	580,791
Income taxes(d)	180,062	(102,697)	220,478	214,995	209,994

Net (loss) earnings	$(1,458,228)	706,814	455,833	387,138	370,797

Basic (loss) earnings per share(d)	$(21.32)	10.37	6.74	5.78	5.56

Weighted-average common shares outstanding	68,401	68,172	67,674	66,932	66,682

Diluted (loss) earnings per share(d)	$(21.32)	10.32	6.70	5.72	5.49

Weighted-average common and dilutive potential common shares outstanding	68,401	68,492	68,056	67,644	67,557

Balance sheet data:
Working capital (includes short-term debt).	$1,369,332	1,238,220	783,148	1,277,087	972,325
Total assets (b & d)	6,446,175	8,680,050	8,212,209	8,066,025	4,429,993
Long-term debt (including current portion)	1,954,786	2,281,834	2,783,681	3,308,370	891,341
Stockholders’ equity	3,153,804	4,707,357	3,715,263	3,058,238	2,668,512

(a)	In 2005, gross margin was impacted by a non-recurring $34,300 ($22,300 net of tax) fair value adjustment to Unilin’s acquired inventory.
(b)	In 2008, the Company recorded an impairment of goodwill and other intangibles which included $276,807 for the Mohawk segment, $531,930 for the Dal-Tile segment and $734,660 for the Unilin segment.
(c)	In 2007 and 2006, the Company received partial refunds from the U.S. government in reference to settlement of custom disputes dating back to 1982.
(d)	During the fourth quarter of 2007, the Company implemented a change in residency of one of its foreign subsidiaries. This tax restructuring resulted in a step up in the subsidiary’s taxable basis, which resulted in the recognition of a deferred tax asset of approximately $245,000 and a related income tax benefit of approximately $272,000. During the third quarter of 2008, the Company recorded a valuation allowance of approximately $253,000 against the deferred tax asset described above.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a leading producer of floor covering products for residential and commercial applications in the U.S. and Europe with net sales in 2008 of $6.8 billion. The Company is the second largest carpet and rug manufacturer, a leading manufacturer, marketer and distributor of ceramic tile, natural stone and hardwood flooring in the U.S. and a leading producer of laminate flooring in the U.S. and Europe.

The Company has three reporting segments, the Mohawk segment, the Dal-Tile segment and the Unilin segment. The Mohawk segment manufactures, markets and distributes its product lines primarily in North America, which include carpet, rugs, pad, ceramic tile, hardwood, resilient and laminate, through its network of regional distribution centers and satellite warehouses using company-operated trucks, common carrier or rail transportation. The segment product lines are sold through various selling channels, which include floor covering retailers, home centers, mass merchandisers, department stores, independent distributors, commercial dealers and commercial end users. The Dal-Tile segment manufactures, markets and distributes its product lines primarily in North America, which include ceramic tile, porcelain tile and stone products, through its network of regional distribution centers and approximately 250 company-operated sales service centers using company-operated trucks, common carriers or rail transportation. The segment product lines are purchased by floor covering retailers, home centers, independent distributors, tile specialty dealers, tile contractors, and commercial end users. The Unilin segment manufactures, markets and distributes its product lines primarily in North America and Europe, which include laminate flooring, wood flooring, roofing systems and other wood products through various selling channels, which include retailers, home centers and independent distributors.

In 2007, the primary categories of the U.S. floor covering industry, based on sales dollars, were carpet and rug (62%), ceramic tile (13%), hardwood (11%), resilient and rubber (9%), and laminate (5%).

The Company reported net loss of $1,458.2 million or diluted (loss) earnings per share (“EPS”) of ($21.32) for 2008, compared to net earnings of $706.8 million and $10.32 EPS for 2007. The change in EPS resulted primarily from a $1,543.4 million pre-tax impairment charge to reduce the carrying amount of goodwill and other intangibles, a charge of $253 million to record a tax valuation allowance against the carrying amount of a deferred tax asset recognized in the fourth quarter of 2007, lower sales volumes, rising raw material and energy costs and business restructurings. During 2008, the Company paid down approximately $333 million in debt.

The Company believes that industry demand for the products manufactured by the Company will continue to be impacted by the softened demand that began in the fourth quarter of 2006 and worsened considerably during the later parts of 2008. The global economy continues in the most significant downturn in recent history. Overall economic conditions and consumer sentiment have continued to deteriorate, which has intensified the pressure on the demand for housing and, as a result, the Company’s products. As the Company slowed production and raw materials purchases in the fourth quarter to reduce inventory in response to reduced demand, the proportion of higher cost products in inventory increased. Consequently, the Company anticipates that its margins and earnings will be negatively impacted until demand for the Company’s products increases and the portion of higher cost products in inventory declines as higher cost inventory flows through earnings.

Although the Company cannot determine with certainty as to when the deteriorating market conditions will stabilize and begin to improve, the Company believes it is well-positioned in the long-term as the industry improves. The Company continues to monitor expenses and manufacturing capacity based on current industry conditions and will continue to adjust as required.

Results of Operations

Following are the results of operations for the last three years:

	For the Years Ended December 31,
	2008		2007		2006
	(In thousands)
Statement of operations data:
Net sales	$6,826,348	100.0%	7,586,018	100.0%	7,905,842	100.0%
Cost of sales	5,088,584	74.5%	5,471,234	72.1%	5,674,531	71.8%

Gross profit	1,737,764	25.5%	2,114,784	27.9%	2,231,311	28.2%
Selling, general and administrative expenses	1,318,501	19.3%	1,364,678	18.0%	1,392,251	17.6%
Impairment of goodwill and other intangibles	1,543,397	22.6%	—	0.0%	—	0.0%

Operating (loss) income	(1,124,134)	-16.5%	750,106	9.9%	839,060	10.6%

Interest expense	127,050	1.9%	154,469	2.0%	173,697	2.2%
Other expense, net	26,982	0.4%	674	0.0%	8,488	0.1%
U.S. customs refund	—	0.0%	(9,154)	-0.1%	(19,436)	-0.2%

	154,032	2.3%	145,989	1.9%	162,749	2.1%

Earnings (loss) before income taxes	(1,278,166)	-18.7%	604,117	8.0%	676,311	8.6%
Income taxes	180,062	2.6%	(102,697)	-1.4%	220,478	2.8%

Net (loss) earnings	$(1,458,228)	-21.4%	706,814	9.3%	455,833	5.8%

Year Ended December 31, 2008, as Compared with Year Ended December 31, 2007

Net Sales

Net sales for the year ended December 31, 2008, were $6,826.3 million, reflecting a decrease of $759.7 million, or 10.0%, from the $7,586.0 million reported for the year ended December 31, 2007. The decrease was primarily driven by a decline in sales volumes of approximately $973 million due to the continued decline in the U.S. residential markets, softening commercial demand and slowing European demand, partially offset by a benefit of approximately $131 million due to the net effect of price increases and product mix, and a benefit of approximately $79 million due to favorable foreign exchange rates.

Mohawk Segment—Net sales decreased $577.5 million, or 13.7%, to $3,628.2 million in 2008, compared to $4,205.7 million in 2007. The decrease was primarily driven by a decline in sales volumes of approximately $639 million due to the continued decline in the U.S. residential market and softening commercial demand, partially offset by a benefit of approximately $83 million due to the net effect of price increases and product mix.

Dal-Tile Segment—Net sales decreased $122.3 million, or 6.3%, to $1,815.4 million in 2008, compared to $1,937.7 million reported in 2007. This decrease was primarily driven by a decline in sales volumes of approximately $146 million due to the continued decline in the U.S. residential market, partially offset by a benefit of approximately $24 million due to the net effect of price increases and product mix.

Unilin Segment—Net sales decreased $22.4 million, or 1.5%, to $1,465.2 million in 2008, compared to $1,487.6 million in 2007. The decrease in net sales was driven by a decline in sales volume of approximately $188 million due to the continued decline in the U.S. residential market and slowing European demand, partially offset by a benefit of approximately $63 million due to the Wood Acquisition, a benefit of approximately $79 million due to favorable foreign exchange rates and a benefit of approximately $23 million due to the net effect of price increases and product mix.

Quarterly net sales and the percentage changes in net sales by quarter for 2008 versus 2007 were as follows (dollars in thousands)

	2008	2007	Change
First quarter	$1,738,097	1,863,863	-6.7%
Second quarter	1,840,045	1,977,210	-6.9
Third quarter	1,763,034	1,937,677	-9.0
Fourth quarter	1,485,172	1,807,268	-17.8

Total year	$6,826,348	7,586,018	-10.0%

Gross Profit

Gross profit was $1,737.8 million (25.5% of net sales) for 2008 and represented a decrease of $377.0 million, or 17.8%, compared to gross profit of $2,114.8 million (27.9% of net sales) for 2007. Gross profit was unfavorably impacted by increasing costs for raw materials and energy of approximately $172 million, net of cost savings initiatives, and a decline in volumes of approximately $279 million, partially offset by the net effect of price increases and product mix of approximately $97 million.

Selling, general and administrative expenses

Selling, general and administrative expenses for 2008 were $1,318.5 million (19.3% of net sales), reflecting a decrease of $46.2 million, or 3.4%, compared to $1,364.7 million (18.0% of net sales) for 2007. The decrease in SG&A is attributable to various cost savings initiatives implemented by the Company, offset by approximately $25 million of unfavorable foreign exchange rates.

Impairment of goodwill and intangibles

During 2008, the Company recorded a $1,543.4 million impairment charge to reduce the carrying amount of the Company’s goodwill and intangible assets to their estimated fair value based upon the results of two interim impairment tests conducted in the third and fourth quarters of 2008. The Company performed interim impairment tests because of a prolonged decline in the Company’s market capitalization during the third and fourth quarters of 2008, which the Company believes is primarily a result of the weakness in the U.S. residential housing market and the slowing European economy. In both the third and fourth quarters of 2008, the Company concluded that the weakness in the U.S. residential housing market is likely to persist based on its review of, among other things, sequential quarterly housing starts, recent turmoil surrounding the nation’s largest mortgage lenders, the potential negative impact on the availability of mortgage financing and housing start forecasts published by national home builder associations pushing recovery in the U.S. residential housing market beyond 2009. The total impairment included $276.8 million in the Mohawk segment, $531.9 million in the Dal-Tile segment and $734.7 million in the Unilin segment. If, in the future, the Company’s market capitalization and/or the estimated fair value of the Company’s reporting units were to decline further, it may be necessary to record further impairment charges.

Operating (loss) income

Operating loss for 2008 was $1,124.1 million reflecting a decrease of $1,874.2 million compared to operating income of $750.1 million (9.9% of net sales) in 2007. The decrease was primarily driven by the recognition of impairment of goodwill and other intangibles of $1,543.4 million, a decline in sales volumes of approximately $285 million and rising costs for raw materials and energy of approximately $116 million, net of cost savings initiatives, partially offset by a benefit of approximately $130 million due to the net effect of price increases and product mix.

Mohawk Segment—Operating loss was $216.2 million in 2008 reflecting a decrease of $471.1 million compared to operating income of $254.9 million (6.1% of segment net sales) in 2007. The decrease was primarily due to the impairment of goodwill and other intangibles of $276.8 million, a decline in sales volumes of approximately $142 million and rising costs for raw materials and energy of approximately $82 million, net of cost savings initiatives, partially offset by a benefit of approximately $82 million due to the net effect of price increases and product mix.

Dal-Tile Segment—Operating loss was $323.4 million in 2008 reflecting a decrease of $582.1 million, compared to operating income of $258.7 million (13.4% of segment net sales) in 2007. The decrease was primarily due to the impairment of goodwill of $531.9 million, rising costs for raw materials and energy of approximately $31 million, net of cost savings initiatives, and a decline in sales volumes of approximately $56 million, partially offset by a benefit of approximately $41 million due to the net effect of price increases and product mix.

Unilin Segment—Operating loss was $564.9 million in 2008, reflecting a decrease of $837.2 million compared to operating income of $272.3 million (18.3% of segment net sales) in 2007. The decrease was primarily due to the impairment of goodwill and other intangibles of $734.7 million, a decline in sales volumes of approximately $88 million and rising costs for raw materials and energy of approximately $19 million, net of cost savings initiatives, partially offset by a benefit of approximately $7 million due to the net effect of price increases and product mix.

Interest expense

Interest expense for 2008 was $127.1 million compared to $154.5 million in 2007. The decrease in interest expense for 2008 as compared to 2007 was attributable to lower average debt and lower average interest rates on outstanding revolving debt.

Income tax (benefit) expense

The 2008 provision for income tax was $180.1 million, as compared to an income tax benefit of $102.7 million for 2007. The effective tax rate for 2008 was (14.1%) as compared to an effective tax rate benefit of 17.0% for 2007. The change in the tax rate was primarily due to the impact on pre-tax earnings of the impairment charge on non-deductible goodwill, the 2008 business restructurings, and the recognition of a valuation allowance of $253 million, which is described below, against certain deferred tax assets that the Company believes is no longer more likely than not to be realized. Without the impact of these three items, the Company would have reflected a 2008 provision for income tax of $70.5 million, as compared to a provision of $168.9 million for 2007, which excludes a tax benefit of approximately $272 million from the European restructuring described below.

In the fourth quarter of 2007, the Company moved the intellectual property and treasury operations of an indirectly owned European entity to a new office in another jurisdiction in Europe. The Company also indirectly owned a holding company in the new jurisdiction that provided certain treasury functions to Unilin, and the move allowed for the consolidation of the historical intellectual property and treasury operations to be combined with those of the holding company’s treasury operations in a single jurisdiction in order to integrate and streamline the operations, to facilitate international acquisitions and to improve tax and cost efficiencies. This restructuring resulted in a step up in the subsidiary’s taxable basis of its intellectual property. The step up relates primarily to intangible assets which will be amortized over 10 years for tax purposes. During the fourth quarter of 2007, the Company evaluated the evidence for recognition of the deferred tax asset created through the restructuring and determined that, based on the available evidence, the deferred tax asset would more likely than not be realized. The deferred tax asset recognized at December 31, 2007 was approximately $245 million and the related income tax benefit recognized in the financial statements was approximately $272 million.

During the third quarter of 2008, the Company reassessed the need for a valuation allowance against its deferred tax assets. Actual cash flows have been less than those projected as of December 31, 2007, primarily due to the slowing worldwide economy and declining sales volume. The Company determined that, given the current and expected economic conditions and the corresponding reductions in cash flows, its ability to realize the benefit of the deferred tax asset related to the European restructuring transaction described above, as well as tax losses generated in the same jurisdiction was not more likely than not. Accordingly during the third quarter of 2008, the Company recorded a $253 million valuation allowance against the deferred tax asset created as a result of the European restructuring.

Year Ended December 31, 2007, as Compared with Year Ended December 31, 2006

Net sales for the year ended December 31, 2007, were $7,586.0 million, reflecting a decrease of $319.8 million, or 4.0%, from the $7,905.8 million reported for the year ended December 31, 2006. The decrease primarily occurred in the Company’s U.S. residential new construction and replacement channels, which the Company believes was caused by the slowing U.S. housing industry offset by stronger sales within the European product categories and the impact of the Wood Acquisition.

Mohawk Segment—Net sales decreased $536.4 million, or 11.3%, to $4,205.7 million in 2007 compared to $4,742.1 million in 2006. The decrease was due to lower demand in its residential new construction and replacement channels, which the Company believes resulted primarily from the slowing U.S. housing industry.

Dal-Tile Segment—Net sales decreased $4.1 million, or 0.2%, to $1,937.7 million in 2007 compared to $1,941.8 million reported in 2006. The decrease was primarily attributable to lower sales within its residential channel, which the Company believes was due to the slowing U.S. housing industry.

Unilin Segment—Net sales increased $250.7 million, or 20.3%, to $1,487.6 million in 2007 compared to $1,236.9 million in 2006. The increase in sales was driven by an increase in selling prices, higher demand in Europe, favorable Euro exchange rates, the Wood Acquisition and an increase in patent revenues.

Quarterly net sales and the percentage changes in net sales by quarter for 2007 versus 2006 were as follows (dollars in thousands)

	2007	2006	Change
First quarter	$1,863,863	1,925,106	-3.2%
Second quarter	1,977,210	2,058,123	-3.9
Third quarter	1,937,677	2,024,019	-4.3
Fourth quarter	1,807,268	1,898,594	-4.8

Total year	$7,586,018	7,905,842	-4.0%

Gross Profit

Gross profit was $2,114.8 million (27.9% of net sales) for 2007 and represented a decrease of $116.5 million, or 5.2%, compared to gross profit of $2,231.3 million (28.2% of net sales) for 2006. Gross profit as a percentage of net sales for 2007 was unfavorably impacted by lower sales volume in the U.S., higher raw material costs and plant shutdowns in the U.S. offset by price increases and higher demand in Europe.

Selling, general and administrative expenses

Selling, general and administrative expenses for 2007 were $1,364.7 million (18.0% of net sales), reflecting a decrease of $27.6 million, or 2.0%, compared to $1,392.3 million (17.6% of net sales) for 2006. The increase in the selling, general and administrative expenses as a percentage of net sales was primarily attributable to lower sales in proportion to selling, general and administrative expenses.

Operating (loss) income

Operating income for 2007 was $750.1 million (9.9% of net sales) compared to $839.1 million (10.6% of net sales) in 2006. Operating income as a percentage of net sales in 2007 was unfavorably impacted by lower sales volume, which the Company believes was primarily attributable to the slowing U.S. housing industry, and plant shutdowns partially offset by higher sales in Europe.

Mohawk Segment—Operating income was $254.9 million (6.1% of segment net sales) in 2007 reflecting a decrease of $132.5 million compared to $387.4 million (8.2% of segment net sales) in 2006. Operating income as a percentage of the Mohawk segment net sales was unfavorably impacted by its residential new construction and replacement channels, which the Company believes resulted from the slowing U.S. housing industry, increased manufacturing costs resulting from lower production volume, higher raw material costs and plant shutdowns.

Dal-Tile Segment—Operating income was $258.7 million (13.4% of segment net sales) in 2007 reflecting a decrease of $12.2 million compared to $270.9 million (14.0% of segment net sales) in 2006. Operating income as a percentage of the Dal-Tile segment net sales was unfavorably impacted by its residential channel, which the Company believes resulted from the slowing U.S. housing industry and a plant shutdown.

Unilin Segment—Operating income was $272.3 million (18.3% of segment net sales) in 2007 reflecting an increase of $58.2 million compared to $214.1 million (17.3% of segment net sales) in 2006. Operating income as a percentage of the Unilin segment was favorably impacted by an increase in selling prices and higher demand.

Interest Expense

Interest expense for 2007 was $154.5 million compared to $173.7 million in 2006. The decrease in interest expense for 2007 as compared to 2006 was attributable to lower average debt, partially offset by higher interest rates in 2007 when compared to 2006.

Income tax (benefit) expense

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

Cash flows generated by operations for 2008 were $570.0 million compared to $875.1 million for 2007. The decrease in operating cash flows for 2008 as compared to 2007 is primarily attributable to lower earnings as a result of declining business conditions, the timing of receipts due to a calendar shift in the fourth quarter of 2007 as compared to 2006, a change in customer mix and lower accounts payable and accruals due to lower volumes, partially offset by lower inventory levels.

Net cash used in investing activities in 2008 was $226.1 million compared to $310.2 million for 2007. The decrease is due to lower acquisition investments during 2008 as compared to 2007 partially offset by higher capital spending. Capital expenditures, including $226.3 million for acquisitions, have totaled $772.9 million over the past three years. Capital spending during 2009 for the Company, excluding acquisitions, is estimated to range from $120 million to $130 million, which will be used primarily to purchase equipment and maintenance capital expenditures to improve efficiency and reduce costs.

Net cash used in financing activities for 2008 was $342.9 million compared to $540.0 million in 2007. The primary reason for the change was lower repayment of certain indebtedness of approximately $333 million due to declining business conditions, and lower borrowings in 2008 as compared to repayments of approximately $534 million in 2007.

On October 28, 2005, the Company entered into a $1.5 billion five-year, senior, unsecured, revolving credit and term loan facility (the “senior unsecured credit facilities”). The senior unsecured credit facilities replaced a then-existing credit facility and various uncommitted credit lines. The senior unsecured credit facilities consist of (i) a multi-currency $750.0 million revolving credit facility, which matures on October 28, 2010, (ii) a $389.2 million term loan facility, which was repaid in 2006, and (iii) a Euro 300.0 million term loan facility, which was repaid in 2008. During the third quarter of 2008 the $750 million revolving credit facility was impacted by the bankruptcy of Lehman Brothers Holdings Inc. (“Lehman”). On December 31, 2008, the Company reduced the $750 million revolving credit facility to $650 million by eliminating the credit commitment of Lehman under the defaulting lender provision of the senior unsecured credit facilities. The Company believes the remaining banks in its revolving credit facility are stable and that the remaining availability is adequate to meet its liquidity requirements.

At December 31, 2008, the amount used under the revolving credit facility of the senior unsecured credit facilities was $171.7 million leaving a total of approximately $478.3 million available under the revolving credit facility. The amount used under the revolving credit facility is composed of $55.3 million borrowings, $55.6 million standby letters of credit guaranteeing the Company’s industrial revenue bonds and $60.8 million standby letters of credit related to various insurance contracts and foreign vendor commitments.

On November 8, 2005, one of the Company’s subsidiaries entered into a Euro 130.0 million, five-year unsecured, revolving credit facility, maturing on November 8, 2010 (the “Euro revolving credit facility”). This agreement bears interest at EURIBOR plus an indexed amount based on the Company’s senior, unsecured, long-term debt rating. The Company guaranteed the obligations of that subsidiary under the Euro revolving credit facility and any of the Company’s other subsidiaries that become borrowers under the Euro revolving credit facility. At December 31, 2008, the Company had no borrowings outstanding under this facility and a total of $183 million (USD equivalent) was available to its European operations under the Company’s €130 million Euro revolving credit facility.

Borrowings outstanding under the senior unsecured credit facilities bears interest, at the Company’s option, at (i) the greater of (x) prime rate or (y) the overnight federal funds rate plus 0.50%, or (ii) LIBOR plus an indexed amount based on the Company’s senior, unsecured, long-term debt rating.

The Company’s senior unsecured credit facilities and the Euro revolving credit facility both contain debt to capital ratio requirements and other customary covenants. The Company was in compliance with these covenants at December 31, 2008. Under both of these credit facilities, the Company must pay an annual facility fee ranging from 0.06% to 0.25% depending upon the Company’s senior, unsecured long-term debt rating.

The Company has an on-balance sheet trade accounts receivable securitization agreement (“Securitization Facility”). At December 31, 2008, the Company had $47 million outstanding secured by trade receivables. The Securitization Facility allows the Company to borrow up to $250.0 million based on available accounts receivable. On July 28, 2008, the Company amended and restated the Securitization Facility, reduced total availability from $350.0 million to $250.0 million due to its adequate liquidity position and extended the term until July 27, 2009.

On January 17, 2006, the Company issued $500.0 million aggregate principal amount of 5.750% notes due 2011 and $900.0 million aggregate principal amount of 6.125% notes due 2016. Interest payable on each series of the notes is subject to adjustment if either Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services, or both, downgrades the rating they have assigned to the notes. Each rating agency downgrade results in a 0.25% increase in the interest rate, subject to a maximum increase of 1% per rating agency. If later the rating of these notes improves, then the interest rates would be reduced accordingly. Each 0.25% increase in the interest rate of these notes would increase the Company’s interest expense by approximately $3.5 million per year. On November 7, 2008, Moody’s Investors Service, Inc. announced that it placed the Company’s Baa3 long term rating on review for possible downgrade. On February 25, 2009, Moody’s Investors Service, Inc. announced that it had downgraded its ratings on the Company’s senior unsecured notes to Ba1 from Baa3 and was maintaining a negative rating outlook, following the completion of its rating review. This downgrade will increase the Company’s interest expense by approximately $3.5 million per year and could adversely affect the cost of and ability to obtain additional credit in the future. Additional downgrades in the Company’s credit rating could further increase the cost of its existing credit and adversely affect the cost of and ability to obtain additional credit in the future.

In 2002, the Company issued $400.0 million aggregate principal amount of its senior 7.2% notes due 2012.

The Company believes that cash generated from operations in 2009 and availability under its existing revolving credit facility will be sufficient to meet its capital expenditures and working capital requirements in 2009.

The Company’s Board of Directors has authorized the repurchase of up to 15 million shares of the Company’s outstanding common stock. Since the inception of the program in 1999, a total of approximately 11.5 million shares have been repurchased at an aggregate cost of approximately $334.7 million. All of these repurchases have been financed through the Company’s operations and banking arrangements. The Company has not repurchased any of its shares since the third quarter of 2006.

On October 31, 2005, the Company entered into a Discounted Stock Purchase Agreement (the “DSPA”) with certain members of the Unilin management team (the “Unilin Management”). Under the terms of the DSPA, the Company will be obligated to make cash payments to the Unilin Management in the event that certain performance goals are satisfied. In each of the years in the five-year period ended December 31, 2010, the remaining members of Unilin Management can earn amounts, in the aggregate, equal to the average value of 30,671 shares of the Company’s common stock over the 20 trading day period ending on December 31 of the prior year. Any failure in a given year to reach the performance goals may be rectified, and consequently the amounts payable with respect to achieving such criteria may be made, in any of the other years. The amount of the liability is measured each period and recognized as compensation expense in the statement of operations. The Company did not recognize any expense under the DSPA for the fiscal year ended December 31, 2008.

The outstanding checks in excess of cash represent trade payables checks that have not yet cleared the bank. When the checks clear the bank, they are funded by the revolving credit facility. This policy does not impact any liquid assets on the consolidated balance sheets.

The following is a summary of the Company’s future minimum payments under contractual obligations as of December 31, 2008 (in thousands):

	Total	2009	2010	2011	2012	2013	Thereafter
Recorded Contractual Obligations:
Long-term debt, including current maturities and capital leases	$1,954,786	94,785	56,796	500,881	400,451	515	901,358
Unrecorded Contractual Obligations:
Interest payments on long-term debt and capital leases(1)	488,261	114,376	112,740	85,145	63,430	55,148	57,422
Operating leases	433,928	106,932	86,277	68,017	52,516	39,814	80,372
Purchase commitments(2)	357,447	225,296	125,113	7,038	—	—	—
Expected pension contributions(3)	1,884	1,884	—	—	—	—	—
Guarantees	85,640	85,640	—	—	—	—	—

	1,367,160	534,128	324,130	160,200	115,946	94,962	137,794

Total	$3,321,946	628,913	380,926	661,081	516,397	95,477	1,039,152

(1)	For fixed rate debt, the Company calculated interest based on the applicable rates and payment dates. For variable rate debt, the Company estimated average outstanding balances for the respective periods and applied interest rates in effect at December 31, 2008 to these balances.
(2)	Includes commitments for natural gas, electricity and raw material purchases.
(3)	Includes the estimated pension contributions for 2009 only, as the Company is unable to estimate the pension contributions beyond 2009. The Company’s projected benefit obligation at December 31, 2008 was $20.1 million. These liabilities have not been presented in the table above due to uncertainty as to amounts and timing regarding future payments.

As of December 31, 2008, the Company has accrued income tax liabilities for uncertain tax positions of $91.9 million, of which $51.9 million is current. These liabilities have not been presented in the table above due to uncertainty as to amounts and timing regarding future payments.

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

•

Accounts receivable and revenue recognition. Revenues are recognized when there is persuasive evidence of an arrangement, delivery has occurred, the price has been fixed or is determinable, and collectability can be reasonably assured. The Company provides allowances for expected cash discounts, returns, claims and doubtful accounts based upon historical bad debt and claims experience and periodic evaluation of specific customer accounts and the aging of accounts receivable. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

•

Goodwill and other intangibles. Goodwill is tested annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. The Company considers the relationship between its market capitalization and its book value, among other factors, when reviewing for indicators of impairment. The goodwill impairment tests are based on determining the fair value of the specified reporting units based on management judgments and assumptions using the discounted cash flows and comparable company market valuation approaches. The Company has identified Mohawk, Dal-Tile, Unilin Flooring, Unilin Chipboard and Melamine, and Unilin Roofing as its reporting units for the purposes of allocating goodwill and intangibles as well as assessing impairments. The valuation approaches are subject to key judgments and assumptions that are sensitive to change such as judgments and assumptions about appropriate sales growth rates, operating margins, weighted average cost of capital (“WACC”), and comparable company market multiples. When developing these key judgments and assumptions, the Company considers economic, operational and market conditions that could impact the fair value of the reporting unit. However, estimates are inherently uncertain and represent only management’s reasonable expectations regarding future developments. These estimates and the judgments and assumptions upon which the estimates are based will, in all likelihood, differ in some respects from actual future results. Should a significant or prolonged deterioration in economic conditions occur, such as continued declines in spending for new construction, remodeling and replacement activities; the inability to pass increases in the costs of raw materials and fuel on to customers; or a decline in comparable company market multiples, then key judgments and assumptions could be impacted. Generally, a moderate decline in estimated operating income or a small increase in WACC or a decline in market capitalization could result in an additional indication of impairment.

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

The Company conducted its annual assessment of goodwill and indefinite lived intangibles in the fourth quarter and no impairment was indicated. During the third and fourth quarters of 2008, the Company conducted interim impairment tests and recorded impairment of goodwill and other intangibles of $1,418.9 million and $124.5 million, respectively.

•

The Company’s effective tax rate is based on its income, statutory tax rates and tax planning opportunities available in the jurisdictions in which it operates. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining the Company’s tax expense and in evaluating the Company’s tax positions. Deferred tax assets represent amounts available to reduce income taxes payable on taxable income in a future period. The Company evaluates the recoverability of these future tax benefits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income inherently rely on estimates, including business forecasts and other projections of financial results over an extended period of time. In the event that the Company does not expect to realize all or a portion of its deferred tax assets in the future, a valuation allowance is provided. The Company would recognize such amounts through a charge to income in the period in which that determination is made or when tax law changes are enacted.

In the ordinary course of business there is inherent uncertainty in quantifying the Company’s income tax positions. The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon the Company’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information, as required by the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109.” For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the consolidated financial statements.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of financial instruments according to a fair value hierarchy. Additionally, companies are required to provide certain disclosures regarding instruments within the hierarchy, including a reconciliation of the beginning and ending balances for each major category of assets and liabilities. SFAS No. 157 is effective for the Company’s fiscal year beginning January 1, 2008 for financial assets and liabilities and January 1, 2009 for non-financial assets and liabilities. The adoption of SFAS No. 157 for financial assets and liabilities on January 1, 2008 did not have a material impact on the Company’s consolidated financial statements. The Company does not expect the adoption of SFAS No. 157 for non-financial assets and liabilities to have a material impact on its consolidated financial statements, but its adoption may impact future acquisitions and impairment assessments.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS No. 159, a company may elect to use fair value to measure eligible items at a specified election date and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. The Company adopted SFAS No. 159 effective January 1, 2008, but did not elect to adjust any of the eligible assets or liabilities to fair value. Therefore, the adoption did not have any impact on its consolidated financial statements.

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

In October 2008, the FASB issued Staff Position No. 157-3 “Determining Fair Value of a Financial Asset in a Market That Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS No. 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets. This FSP is effective immediately and includes those periods for which financial statements have not been issued. The Company currently does not have any financial assets that are valued using inactive markets, and as such is not impacted by the issuance of FSP 157-3.

Impact of Inflation

Inflation affects the Company’s manufacturing costs, distribution costs and operating expenses. The carpet, tile and laminate industry experienced significant inflation in the prices of raw materials and fuel-related costs beginning in the first quarter of 2004, and the prices increased dramatically during the latter part of 2008, peaking in the late third and early fourth quarters. For the period from 1999 through the beginning of 2004 the carpet and tile industry experienced moderate inflation in the prices of raw materials and fuel-related costs. In the past, the Company has generally been able to pass along these price increases to its customers and has been able to enhance productivity to help offset increases in costs resulting from inflation in its operations. However, the spike in these prices during 2008 was rapid and relatively brief, which will likely limit the Company’s ability to fully recoup these added costs through price increases.

Seasonality

The Company is a calendar year-end company. With respect to its Mohawk and Dal-Tile segments, its results of operations for the first quarter tend to be the weakest. The second, third and fourth quarters typically produce higher net sales and operating income in these segments. These results are primarily due to consumer residential spending patterns for floor covering, which historically have decreased during the first two months of each year following the holiday season. The Unilin segment second and fourth quarters typically produce higher net sales and earnings followed by a moderate first quarter and a weaker third quarter. The third quarter is traditionally the weakest due to the European holiday in late summer. In light of the current extraordinary economic climate, the Company believes that seasonality in 2009 may not be typical as compared to prior years as more consumers delay purchases.

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

Any gain or loss is reclassified from other comprehensive income and recognized in cost of goods sold in the same period or periods during which the hedged transaction affects earnings. At December 31, 2008, the Company had natural gas contracts that mature from January 2009 to December 2009 with an aggregate notional amount of approximately 2,650 thousand MMBTU’s. The fair value of these contracts was a liability of $5.9 million at December 31, 2008. At December 31, 2007, the Company had natural gas contracts that mature from January 2008 to March 2008 with an aggregate notional amount of approximately 310 thousand MMBTU’s. The fair value of these contracts was a liability of $0.3 million at December 31, 2007. The offset to these liabilities is recorded in other comprehensive income, net of applicable income taxes. The ineffective portion of the derivative is recognized in the cost of goods sold within the consolidated statements of operations and was not significant for the periods reported. The amount that the Company anticipates will be reclassified out of accumulated other comprehensive income (loss) in the next twelve months is a loss of approximately $3.8 million, net of taxes.

The Company’s natural gas long-term supply agreements are accounted for under the normal purchase provision within SFAS No. 133 and its amendments. At December 31, 2008, the Company had normal purchase commitments of approximately 2,026 thousand MMBTU’s for periods maturing from January 2009 through December 2009. The contracted value of these commitments was approximately $17.2 million at December 31, 2008. At December 31, 2007, the Company had normal purchase commitments of approximately 303 thousand MMBTU’s for periods maturing from January 2008 through March 2008. The contracted value of these commitments was approximately $2.8 million at December 31, 2007.

Foreign Currency Rate Management

The Company enters into foreign exchange forward contracts to hedge foreign denominated costs associated with its operations in Mexico. The objective of these transactions is to reduce volatility of exchange rates where these operations are located by fixing a portion of their costs in U.S. currency. Accordingly, these contracts have been designated as cash flow hedges. Gains and losses are reclassified from other comprehensive income and recognized in cost of goods sold in the same period or periods during which the hedged transaction affects earnings. The Company had forward contracts to purchase approximately 269.1 million Mexican pesos at December 31, 2008. The aggregate U.S. dollar value of these contracts at December 31, 2008 was approximately $23.9 million and the fair value of these contracts was a liability of approximately $5.2 million. The Company had forward contracts to purchase approximately 244.0 million Mexican pesos at December 31, 2007. The aggregate U.S. dollar value of these contracts at December 31, 2007 was approximately $21.8 million and the fair value of these contracts was an asset of approximately $0.2 million.

Item 8.	Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Mohawk Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Mohawk Industries, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the combined consolidated financial statements of Unilin Flooring BVBA and Unilin Holding Inc. and their respective subsidiaries (Unilin Group), which financial statements reflect total revenues constituting approximately 16 percent of the consolidated total for the year ended December 31, 2006. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Unilin Group, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mohawk Industries, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 13 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, effective January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mohawk Industries, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Atlanta, Georgia March 2, 2009

Report of Independent Registered Public Accounting Firm

The Shareholders and the Board of Directors

Unilin Flooring BVBA and Unilin Holding Inc.

Ooigem, Belgium

We have audited the combined consolidated financial statements of Unilin Flooring BVBA and Unilin Holding Inc. and their subsidiaries (the Unilin Group) as of December 31, 2006 and the related combined consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year then ended (not presented herein). These financial statements are the responsibility of the combined Companies’ management. Our responsibility is to express an opinion on these combined consolidated financial statements based on our audits.

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

In our opinion, the combined consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Unilin Group at December 31, 2006 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

February 23, 2007

BDO Atrio Bedrijfsrevisoren Burg. CVBA

Represented by

/s/ Veerle Catry
Veerle Catry

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Mohawk Industries, Inc.:

We have audited Mohawk Industries, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Mohawk Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, as set forth in Item 9A of Mohawk Industries, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Mohawk Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mohawk Industries and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 2, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Atlanta, Georgia March 2, 2009

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2008 and 2007

(In thousands, except per share data)

	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$93,519	89,604
Receivables, net	696,284	821,113
Inventories	1,168,272	1,276,568
Prepaid expenses	125,603	123,395
Deferred income taxes and other assets	162,571	139,040

Total current assets	2,246,249	2,449,720
Property, plant and equipment, net	1,925,742	1,975,721
Goodwill	1,399,434	2,797,339
Tradenames	472,399	707,086
Other intangible assets, net	375,451	464,783
Deferred income taxes and other assets	26,900	285,401

	$6,446,175	8,680,050

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$94,785	260,439
Accounts payable and accrued expenses	782,131	951,061

Total current liabilities	876,916	1,211,500
Deferred income taxes	419,985	614,619
Long-term debt, less current portion	1,860,001	2,021,395
Other long-term liabilities	135,470	125,179

Total liabilities	3,292,372	3,972,693

Stockholders’ equity:
Preferred stock, $.01 par value; 60 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 150,000 shares authorized; 79,461 and 79,404 shares issued in 2008 and 2007, respectively	795	794
Additional paid-in capital	1,217,903	1,203,957
Retained earnings	2,004,115	3,462,343
Accumulated other comprehensive income	254,535	363,981

	3,477,348	5,031,075
Less treasury stock at cost; 11,040 and 11,046 shares in 2008 and 2007, respectively	323,545	323,718

Total stockholders’ equity	3,153,803	4,707,357

	$6,446,175	8,680,050

See accompanying notes to consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Years Ended December 31, 2008, 2007 and 2006

(In thousands, except per share data)

	2008	2007	2006
Net sales	$6,826,348	7,586,018	7,905,842
Cost of sales	5,088,584	5,471,234	5,674,531

Gross profit	1,737,764	2,114,784	2,231,311
Selling, general and administrative expenses	1,318,501	1,364,678	1,392,251
Impairment of goodwill and other intangibles	1,543,397	—	—

Operating (loss) income	(1,124,134)	750,106	839,060

Other expense (income):
Interest expense	127,050	154,469	173,697
Other expense	36,833	22,997	17,515
Other income	(9,851)	(22,323)	(9,027)
U.S. customs refund	—	(9,154)	(19,436)

	154,032	145,989	162,749

Earnings (loss) before income taxes	(1,278,166)	604,117	676,311
Income taxes	180,062	(102,697)	220,478

Net (loss) earnings	$(1,458,228)	706,814	455,833

Basic (loss) earnings per share	$(21.32)	10.37	6.74

Weighted-average common shares outstanding	68,401	68,172	67,674

Diluted (loss) earnings per share	$(21.32)	10.32	6.70

Weighted-average common and dilutive potential common shares outstanding	68,401	68,492	68,056

See accompanying notes to consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

Years Ended December 31, 2008, 2007 and 2006

(In thousands)

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock		Total stockholders’ equity
	Shares	Amount				Shares	Amount
Balances at December 31, 2005	78,478	785	1,123,991	2,299,696	(47,433)	(10,981)	(318,801)	3,058,238
Shares issued under employee and director stock plans	338	3	12,926	—	—	4	135	13,064
Stock based compensation expense	—	—	11,925	—	—	—	—	11,925
Purchase of treasury stock	—	—	—	—	—	(74)	(5,180)	(5,180)
Tax benefit from exercise of stock options	—	—	3,578	—	—	—	—	3,578
Adoption of SFAS 158					818			818
Comprehensive income:
Currency translation adjustment	—	—	—	—	179,789	—	—	179,789
Unrealized loss on hedge instruments net of taxes	—	—	—	—	(2,802)	—	—	(2,802)
Net earnings	—	—	—	455,833	—	—	—	455,833

Total comprehensive income								632,820

Balances at December 31, 2006	78,816	788	1,152,420	2,755,529	130,372	(11,051)	(323,846)	3,715,263
Shares issued under employee and director stock plans	588	6	31,115	—	—	5	128	31,249
Stock based compensation expense	—	—	13,594	—	—	—	—	13,594
Tax benefit from exercise of stock options	—	—	6,828	—	—	—	—	6,828
Comprehensive income:
Currency translation adjustment	—	—	—	—	230,941	—	—	230,941
Unrealized gain on hedge instruments net of taxes	—	—	—	—	1,453	—	—	1,453
Pension prior service cost and actuarial gain or loss	—	—	—	—	1,215	—	—	1,215
Net earnings	—	—	—	706,814	—	—	—	706,814

Total comprehensive income								940,423

Balances at December 31, 2007	79,404	794	1,203,957	3,462,343	363,981	(11,046)	(323,718)	4,707,357
Shares issued under employee and director stock plans	57	1	1,621	—	—	6	173	1,795
Stock based compensation expense	—	—	11,991	—	—	—	—	11,991
Tax benefit from exercise of stock options	—	—	334	—	—	—	—	334
Comprehensive income:
Currency translation adjustment	—	—	—	—	(101,935)	—	—	(101,935)
Unrealized gain on hedge instruments net of taxes	—	—	—	—	(7,127)	—	—	(7,127)
Pension prior service cost and actuarial gain or loss	—	—	—	—	(384)	—	—	(384)
Net loss	—	—	—	(1,458,228)	—	—	—	(1,458,228)

Total comprehensive income								(1,567,674)

Balances at December 31, 2008	79,461	$795	$1,217,903	$2,004,115	$254,535	(11,040)	$(323,545)	$3,153,803

See accompanying notes to consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2008, 2007 and 2006

(In thousands, except per share data)

	2008	2007	2006
Cash flows from operating activities:
Net (loss) earnings	$(1,458,228)	706,814	455,833
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Impairment of goodwill and other intangibles	1,543,397	—	—
Depreciation and amortization	295,054	306,437	274,952
Deferred income taxes	69,842	(289,902)	(68,956)
Loss on disposal of property, plant and equipment	28,016	7,689	5,625
Excess tax benefit from stock-based compensation	(334)	(6,828)	(3,578)
Stock based compensation expense	11,991	13,594	11,925
Changes in assets and liabilities, net of effects of acquisitions:
Receivables	118,199	127,475	(20,982)
Inventories	103,293	20,976	4,823
Accounts payable and accrued expenses	(124,618)	(58,776)	86,890
Other assets and prepaid expenses	(23,774)	31,007	26,688
Other liabilities	7,196	16,591	8,825

Net cash provided by operating activities	570,034	875,077	782,045

Cash flows from investing activities:
Additions to property, plant and equipment	(217,824)	(163,076)	(165,769)
Acquisitions, net of cash acquired	(8,276)	(147,097)	(70,907)

Net cash used in investing activities	(226,100)	(310,173)	(236,676)

Cash flows from financing activities:
Payments on revolving line of credit	(1,448,742)	(1,813,731)	(1,546,679)
Proceeds from revolving line of credit	1,270,449	1,652,993	1,409,611
Repayment on bridge loan	—	—	(1,400,000)
Proceeds from issuance of senior notes	—	—	1,386,841
Net change in asset securitization borrowings	(143,000)	—	150,000
Payments on term loans	(11,325)	(373,153)	(589,052)
Payments of other debt	(494)	(310)	(13,380)
Excess tax benefit from stock-based compensation	334	6,828	3,578
Change in outstanding checks in excess of cash	(12,007)	(43,520)	(29,250)
Acquisition of treasury stock	—	—	(5,180)
Common stock transactions	1,915	30,875	12,669

Net cash used in financing activities	(342,870)	(540,018)	(620,842)

Effect of exchange rate changes on cash and cash equivalents	2,851	1,226	4,380

Net change in cash and cash equivalents	3,915	26,112	(71,093)
Cash and cash equivalents, beginning of year	89,604	63,492	134,585

Cash and cash equivalents, end of year	$93,519	89,604	63,492

See accompanying notes to consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2008, 2007 and 2006

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

Revenues, which are recorded net of taxes collected from customers, are recognized when there is persuasive evidence of an arrangement, delivery has occurred, the price has been fixed or is determinable, and collectability can be reasonably assured. The Company provides allowances for expected cash discounts, returns, claims and doubtful accounts based upon historical bad debt and claims experience and periodic evaluations of specific customer accounts. Licensing revenues received from third parties for patents are recognized based on contractual agreements.

(d) Inventories

The Company accounts for all inventories on the first-in, first-out (“FIFO”) method. Inventories are stated at the lower of cost or market (net realizable value). Cost has been determined using the FIFO method. Costs in inventory include raw materials, direct and indirect labor and employee benefits, depreciation, general manufacturing overhead and various other costs of manufacturing. Market, with respect to all inventories, is replacement cost or net realizable value. Inventories on hand are compared against anticipated future usage, which is a function of historical usage, anticipated future selling price, expected sales below cost, excessive quantities and an evaluation for obsolescence. Actual results could differ from assumptions used to value obsolete inventory, excessive inventory or inventory expected to be sold below cost and additional reserves may be required.

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

(f) Goodwill and Other Intangible Assets

In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) the Company tests goodwill and other intangible assets with indefinite lives for impairment on an annual basis in the fourth quarter (or on an interim basis if an event occurs that might reduce the fair value of the reporting unit below its carrying value). The Company considers the relationship between its market capitalization and its book value, among other factors, when reviewing for indicators of impairment. The goodwill impairment tests are based on determining the fair value of the specified reporting units based on management judgments and assumptions using the discounted cash flows and comparable company market valuation approaches. The Company has identified Mohawk, Dal-Tile, Unilin Flooring, Unilin Chipboard and Melamine, and Unilin Roofing as its reporting units for the purposes of allocating goodwill and intangibles as well as assessing impairments. The valuation approaches are subject to key judgments and assumptions that are sensitive to change such as judgments and assumptions about appropriate sales growth rates, operating margins, weighted average cost of capital (“WACC”), and comparable company market multiples.

When developing these key judgments and assumptions, the Company considers economic, operational and market conditions that could impact the fair value of the reporting unit. However, estimates are inherently uncertain and represent only management’s reasonable expectations regarding future developments. These estimates and the judgments and assumptions upon which the estimates are based will, in all likelihood, differ in some respects from actual future results. Should a significant or prolonged deterioration in economic conditions occur, such as continued declines in spending for new construction, remodeling and replacement activities; the inability to pass increases in the costs of raw materials and fuel on to customers; or a decline in comparable company market multiples, then key judgments and assumptions could be impacted.

The impairment evaluation for indefinite lived intangible assets, which for the Company are its trademarks, is conducted during the fourth quarter of each year, or more frequently if events or changes in circumstances indicate that an asset might be impaired. The determination of fair value used in the impairment evaluation is based on discounted estimates of future sales projections attributable to ownership of the trademarks. Significant judgments inherent in this analysis include assumptions about appropriate sales growth rates, royalty rates, WACC and the amount of expected future cash flows. The judgments and assumptions used in the estimate of fair value are generally consistent with past performance and are also consistent with the projections and assumptions that are used in current operating plans. Such assumptions are subject to change as a result of changing economic and competitive conditions. The determination of fair value is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of the trademarks. Estimated cash flows are sensitive to changes in the economy among other things. The impairment test for indefinite lived intangible assets involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of indefinite lived intangible assets are determined using a discounted cash flows valuation. Significant judgments inherent in this analysis include assumptions about appropriate sales growth rates, royalty rates, WACC and the amount of expected future cash flows. These judgments and assumptions are subject to the variability discussed above.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

(h) Financial Instruments

The Company’s financial instruments consist primarily of receivables, accounts payable, accrued expenses and long-term debt. The carrying amount of receivables, accounts payable and accrued expenses approximates its fair value because of the short-term maturity of such instruments. The carrying amount of the Company’s floating rate debt approximates its fair value. Interest rates that are currently available to the Company for issuance of long-term debt with similar terms and remaining maturities are used to estimate the fair value of the Company’s long-term debt. The estimated fair value of the Company’s long-term debt at December 31, 2008 and 2007 was $1,628,786 and $2,314,445, compared to a carrying amount of $1,954,786 and $2,281,834, respectively.

(i) Derivative Instruments

Accounting for derivative instruments and hedging activities requires the Company to recognize all derivatives on the consolidated balance sheet at fair value. Derivatives that are not qualifying hedges must be adjusted to fair value through earnings. If the derivative is a qualifying hedge, depending on the nature of the hedge, changes in their fair value are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company engages in activities that expose it to market risks, including the effects of changes in interest rates, exchange rates and natural gas commodity prices. Financial exposures are managed as an integral part of the Company’s risk management program, which seeks to reduce the potentially adverse effect that the volatility of the interest rate, exchange rate and natural gas commodity markets may have on operating results. The Company does not engage in speculative transactions, nor does it hold or issue financial instruments for trading purposes.

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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(j) Advertising Costs and Vendor Consideration

Advertising and promotion expenses are charged to earnings during the period in which they are incurred. Advertising and promotion expenses included in selling, general, and administrative expenses were $53,643 in 2008, $56,168 in 2007 and $55,254 in 2006.

Vendor consideration, generally cash, is classified as a reduction of net sales, unless specific criteria are met regarding goods or services that the vendor may receive in return for this consideration. The Company makes various payments to customers, including slotting fees, advertising allowances, buy-downs and co-op advertising. All of these payments reduce gross sales with the exception of co-op advertising. Co-op advertising is classified as a selling, general and administrative expense in accordance with the FASB, Emerging Issues Task Force (“EITF”) 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” Co-op advertising expenses, a component of advertising and promotion expenses, were $7,359 in 2008, $5,686 in 2007 and $13,352 in 2006.

(k) Impairment of Long-Lived Assets

The Company reviews long-lived assets, including its intangible assets subject to amortization which, for the Company, are its patents and customer relationships, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of long-lived assets to future undiscounted net cash flows expected to be generated by these assets. If such assets are considered to be impaired, the impairment recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets held for sale are reported at the lower of the carrying amount or fair value less estimated costs of disposal and are no longer depreciated.

(l) Foreign Currency Translation

The Company’s subsidiaries that operate outside the United States use their local currency as the functional currency, with the exception of operations carried out in Canada and Mexico, in which case the functional currency is the U.S. dollar. Other than Canada and Mexico, the functional currency is translated into U.S. dollars for balance sheet accounts using the month end rates in effect as of the balance sheet date and principally average exchange rate for revenue and expense accounts for each respective period. The translation adjustments are deferred as a separate component of stockholders’ equity, within other comprehensive income. Gains or losses resulting from transactions denominated in foreign currencies are included in other income or expense, within the consolidated statements of operations. The assets and liabilities of the Company’s Canada and Mexico operations are re-measured using a month end rate, except for non-monetary assets and liabilities, which are re-measured using the historical exchange rate. Income and expense accounts are re-measured using principally an average monthly rate for the period, except for expenses related to those balance sheet accounts that are re-measured using historical exchange rates. The resulting re-measurement adjustment is reported in the consolidated statements of operations when incurred.

(m) Earnings (loss) per share (“EPS”)

Basic (loss) earnings per share (“EPS”) is calculated using net earnings available to common stockholders divided by the weighted-average number of shares of common stock outstanding during the year. Diluted EPS is similar to basic EPS except that the weighted-average number of shares is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Dilutive common stock options are included in the diluted EPS calculation using the treasury stock method. Common stock options that were not included in the diluted EPS computation because the options’ exercise price was greater than the average market price of the common shares for the periods presented were 1,560, 775 and 1,271 for 2008, 2007 and 2006, respectively. For 2008 all outstanding common stock options to purchase common shares and unvested restricted shares (units) were excluded from the calculation of diluted loss per share because their effect on net loss per common share was anti-dilutive.

Computations of basic and diluted (loss) earnings per share are presented in the following table:

	Years Ended December 31,
	2008	2007	2006
Net (loss) earnings	$(1,458,228)	706,814	455,833

Weighted-average common and dilutive potential common shares outstanding:
Weighted-average common shares outstanding	68,401	68,172	67,674
Add weighted-average dilutive potential common shares—options to purchase common shares, net	—	320	382

Weighted-average common and dilutive potential common shares outstanding.	68,401	68,492	68,056

Basic (loss) earnings per share	$(21.32)	10.37	6.74

Diluted (loss) earnings per share	$(21.32)	10.32	6.70

(n) Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), using the modified-prospective-transition method. Under that transition method, compensation cost for 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Compensation expense is recognized on a straight-line basis over the estimated lives for awards with ratable vesting provisions.

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

Amounts recorded in accumulated other comprehensive income on the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2008, 2007 and 2006 are as follows:

	Translation adjustment	Hedge instruments	SFAS 158	Tax expense (benefit)	Total
December 31, 2006	$131,087	(2,414)	818	881	130,372
2007 activity	230,941	2,288	1,215	(835)	233,609

December 31, 2007	362,028	(126)	2,033	46	363,981
2008 activity	(101,935)	(11,024)	(384)	3,897	(109,446)

December 31, 2008	$260,093	(11,150)	1,649	3,943	254,535

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(p) Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of financial instruments according to a fair value hierarchy. Additionally, companies are required to provide certain disclosures regarding instruments within the hierarchy, including a reconciliation of the beginning and ending balances for each major category of assets and liabilities. SFAS No. 157 is effective for the Company’s fiscal year beginning January 1, 2008 for financial assets and liabilities and January 1, 2009 for non-financial assets and liabilities. The adoption of SFAS No. 157 for financial assets and liabilities on January 1, 2008 did not have a material impact on the Company’s consolidated financial statements. The Company does not expect the adoption of SFAS No. 157 for non-financial assets and liabilities to have a material impact on its consolidated financial statements, but its adoption may impact future acquisitions and impairment assessments.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS No. 159, a company may elect to use fair value to measure eligible items at a specified election date and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. The Company adopted SFAS No. 159 effective January 1, 2008, but did not elect to adjust any of the eligible assets or liabilities to fair value. Therefore, the adoption did not have any impact on its consolidated financial statements.

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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

In October 2008, the FASB issued Staff Position No. 157-3 “Determining Fair Value of a Financial Asset in a Market That Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS No. 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets. This FSP is effective immediately and includes those periods for which financial statements have not been issued. The Company currently does not have any financial assets that are valued using inactive markets, and as such is not impacted by the issuance of this FSP.

(q) Fiscal Year

The Company ends its fiscal year on December 31. Each of the first three quarters in the fiscal year ends on the Saturday nearest the calendar quarter end.

(2) Acquisitions

During 2006, the Company acquired certain assets of a carpet backing manufacturer for approximately $73,000 which was paid for in cash.

During 2007, the Company acquired certain wood flooring assets and liabilities of Columbia Forest Products, Inc. (“Columbia”) for approximately $147,153. The acquisition included the assets of two pre-finished solid plants and one engineered wood plant in the United States and an engineered wood plant in Malaysia. In connection with the acquisition, the Company recorded $13,069 in goodwill. The results of operations from the date of acquisition are included in the Company’s consolidated results. Net sales were approximately $65,000 and operating income was not significant to the consolidated results for the year ending December 31, 2007.

During 2008, the Company acquired certain stone center assets in the Dal-Tile segment for $8,276.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(3) Receivables

	2008	2007
Customers, trade	$722,669	845,446
Other	35,993	31,977

	758,662	877,423
Less allowance for discounts, returns, claims and doubtful accounts	62,378	56,310

Net receivables	$696,284	821,113

The following table reflects the activity of allowances for discounts, returns, claims and doubtful accounts for the years ended December 31:

	Balance at beginning of year	Additions charged to costs and expenses(1)	Deductions(2)	Balance at end of year
2006	$76,722	293,029	299,952	69,799
2007	69,799	270,993	284,482	56,310
2008	56,310	274,337	268,269	62,378

(1)	Includes $1,500 in 2007 related to the Columbia acquisition which was not charged to costs and expenses.
(2)	Represents charge-offs, net of recoveries.

(4) Inventories

The components of inventories are as follows:

	2008	2007
Finished goods	$767,138	804,408
Work in process	104,394	100,582
Raw materials	296,740	371,578

Total inventories	$1,168,272	1,276,568

(5) Goodwill and Other Intangible Assets

The Company considers the relationship between its market capitalization and its book value, among other factors, when reviewing for indicators of impairment. The Company believes that the weakness in the U.S. residential housing market and the slowing European economy are principal factors in the prolonged decline in its market capitalization as compared to its book value. During the third quarter and again in the fourth quarter of 2008, the Company concluded that the weakness in the U.S. residential housing market is likely to persist based on its review of, among other things, sequential quarterly housing starts, recent turmoil surrounding the nation’s largest mortgage lenders, the potential negative impact on the availability of mortgage financing and housing start forecasts published by national home builder associations pushing recovery in the U.S. residential housing market beyond 2009.

As a result of these impairment indicators, in the third quarter the Company performed an interim first step of its goodwill impairment test and determined that the carrying values of certain reporting units exceeded their fair values, indicating that goodwill was impaired. During the third quarter of 2008, the Company estimated that

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

the implied fair value of its goodwill was less than its carrying value by approximately $1,262,255, which the Company recognized in the third quarter of 2008. The $1,262,255 impairment of goodwill was an estimate based on the results of the determination of and preliminary allocation of fair value. The Company finalized the allocation of fair value in the fourth quarter of 2008 and recorded an additional $65,170, which the Company has recognized as an impairment of goodwill and other intangibles in the accompanying consolidated results of operations. The Company conducted its annual assessment and an additional interim test in the fourth quarter of 2008 and determined the fair values of its reporting units exceeded their carrying values. As a result no impairment was indicated.

As a result of the impairment indicators described above, during the third quarter, and again in the fourth quarter of 2008, the Company evaluated its intangible assets with indefinite lives for impairment. The Company compared the estimated fair value of its trademarks to its carrying value and determined that there was a trademark impairment of approximately $54,455 in the Mohawk segment and a trademark impairment of approximately $102,202 in the Unilin segment, which the Company recognized as a preliminary impairment of intangibles in the third quarter of 2008. In the fourth quarter, the Company finalized its analysis and no adjustment to the preliminary impairment of intangibles was necessary. The Company conducted its annual assessment and determined the fair values of its trademarks exceeded their carrying values. As a result, no additional impairment was indicated.

In the fourth quarter the Company conducted an additional interim test and compared the estimated fair value of its trademarks to its carrying value and, as a result, recognized an impairment of intangibles in the fourth quarter of 2008 of approximately $23,220 in the Mohawk segment and approximately $36,095 in the Unilin segment.

The following table summarizes the components of intangible assets:

Goodwill:

	Mohawk	Dal-Tile	Unilin	Total
Balances as of January 1, 2007	$199,132	1,182,790	1,317,717	2,699,639
Goodwill acquired during the year	—	3,223	(19,379)	(16,156)
Effect of translation	—	—	113,856	113,856

Balances as of December 31, 2007	199,132	1,186,013	1,412,194	2,797,339
Goodwill acquired during the year	—	900	(40,691)	(39,791)
Impairment charge	(199,132)	(531,930)	(596,363)	(1,327,425)
Effect of translation	—	—	(30,689)	(30,689)

Balances as of December 31, 2008	$—	654,983	744,451	1,399,434

During 2008, the Company recorded additional goodwill of $1,742 in the Dal-Tile segment for the acquisition of certain stone center assets. In addition, during 2008 the Company reversed $842 and $40,691 of pre-acquisition tax liabilities in the Dal-Tile and Unilin segments, respectively. During 2007, the Company recorded additional goodwill of $13,069 in the Unilin segment for the acquisition of certain wood flooring assets and liabilities of Columbia Forest Products, Inc. Additionally in 2007, changes in the Unilin reporting segment relate to adjustments to the opening balance sheet including the reversal of pre-acquisition tax liabilities of $32,448. During 2007, changes in the Dal-Tile segment relate to adjustments to the opening balance sheet including the adjustment of pre-acquisition liabilities of $3,223.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Intangible assets:

	Tradenames
Indefinite life assets not subject to amortization:
Balance as of January 1, 2007	$662,314
Effect of translation	44,772

Balance as of December 31, 2007	707,086
Impairment charge	(215,972)
Effect of translation	(18,715)

Balance as of December 31, 2008	$472,399

	Customer relationships	Patents	Total
Intangible assets subject to amortization:
Balance as of January 1, 2007	$284,113	233,667	517,780
Amortization during period	(46,751)	(48,202)	(94,953)
Effect of translation	18,730	23,226	41,956

Balance as of January 1, 2008	256,092	208,691	464,783
Intangible assets recognized during the period	2,980	—	2,980
Amortization during period	(49,092)	(29,475)	(78,567)
Effect of translation	(5,916)	(7,829)	(13,745)

Balance as of December 31, 2008	$204,064	171,387	375,451

	Years Ended December 31,
	2008	2007	2006
Amortization expense:
Aggregation amortization expense	$78,567	94,953	81,129

Estimated amortization expense for the years ended December 31, are as follows:

2009	$79,173
2010	77,240
2011	75,122
2012	64,576
2013	22,791

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(6) Property, Plant and Equipment

Following is a summary of property, plant and equipment:

	2008	2007
Land	$191,523	193,867
Buildings and improvements	719,806	747,542
Machinery and equipment	2,245,075	2,123,351
Furniture and fixtures	60,744	54,826
Leasehold improvements	47,523	42,308
Construction in progress	148,886	151,741

	3,413,557	3,313,635
Less accumulated depreciation and amortization	1,487,815	1,337,914

Net property, plant and equipment	$1,925,742	1,975,721

Property, plant and equipment included capitalized interest of $6,419, $4,446 and $7,477 in 2008, 2007 and 2006, respectively. Depreciation expense was $212,281, $207,613 and $189,388 for 2008, 2007 and 2006, respectively. Included in the property, plant and equipment are capital leases with a cost of $36,208 and $33,220 and accumulated depreciation of $5,248 and $3,402 at December 31, 2008 and 2007, respectively.

As a result of the impairment indicators described above in Note 5, Goodwill and Other Intangible Assets, during the third quarter, and again in the fourth quarter of 2008, the Company tested its long-lived assets for impairment by comparing the estimated future undiscounted net cash flows expected to be generated by these assets to their carrying value and determined that there was no impairment.

(7) Long-Term Debt

On October 28, 2005, the Company entered into a $1,500,000 five-year, senior, unsecured, revolving credit and term loan facility (the “senior unsecured credit facilities”). The senior unsecured credit facilities replaced a then-existing credit facility and various uncommitted credit lines. The senior unsecured credit facilities consist of (i) a multi-currency $750,000 revolving credit facility, which matures on October 28, 2010, (ii) a $389,200 term loan facility, which was repaid in 2006, and (iii) a Euro 300,000 term loan facility, which we repaid in 2008. During the third quarter of 2008, the $750,000 revolving credit facility was impacted by the bankruptcy of Lehman Brothers Holdings Inc (“Lehman”). On December 31, 2008, the Company reduced the $750,000 revolving credit facility to $650,000 by eliminating the credit commitment of Lehman under the defaulting lender provision of the senior unsecured credit facilities.

At December 31, 2008, the amount used under the revolving credit facility of the senior unsecured credit facilities was $171,683 leaving a total of approximately $478,317 available under the revolving credit facility. The amount used under the revolving credit facility is composed of $55,300 borrowings, $55,599 standby letters of credit guaranteeing the Company’s industrial revenue bonds and $60,784 standby letters of credit related to various insurance contracts and foreign vendor commitments. The balance of the $389,200 term loan facility under the senior unsecured credit facilities was repaid in 2006 and the balance of the Euro 300,000 term loan facility was repaid in 2008. At December 31, 2008, nothing was outstanding under the Euro revolving credit facility.

On November 8, 2005, one of the Company’s subsidiaries entered into a Euro 130,000 five-year unsecured, revolving credit facility, maturing on November 8, 2010 (the “Euro revolving credit facility”). This agreement bears interest at EURIBOR plus an indexed amount based on the Company’s senior, unsecured, long-term debt

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

rating. The Company guaranteed the obligations of that subsidiary under the Euro revolving credit facility and of any of the Company’s other subsidiaries that become borrowers under the Euro revolving credit facility. At December 31, 2008, the Company had no borrowings outstanding under this facility and a total of $182,970 was available under the Company’s Euro 130,000 revolving credit facility.

Borrowings outstanding under the senior unsecured credit facilities bear interest, at the Company’s option, at (i) the greater of (x) prime rate or (y) the overnight federal funds rate plus 0.50%, or (ii) LIBOR plus an indexed amount based on the Company’s senior, unsecured, long-term debt rating.

The Company’s senior unsecured credit facilities and the Euro revolving credit facility both contain debt to capital ratio requirements and other customary covenants. Under both of these credit facilities, the Company must pay an annual facility fee ranging from 0.06% to 0.25% depending upon the Company’s senior, unsecured long-term debt rating.

The Company has an on-balance sheet trade accounts receivable securitization agreement (“Securitization Facility”). The Securitization Facility allows the Company to borrow up to $250,000 based on available accounts receivable. At December 31, 2008, the Company had $47,000 outstanding secured by trade receivables. On July 28, 2008, the Company amended and restated the Securitization Facility, reduced total availability from $350,000 to $250,000, and extended the term until July 27, 2009.

On January 17, 2006, the Company issued $500,000 aggregate principal amount of 5.75% notes due 2011 and $900,000 aggregate principal amount of 6.125% notes due 2016. Interest payable on each series of the notes is subject to adjustment if either Moody’s Investor Service, Inc. or Standard & Poor’s Ratings Services, or both, downgrades the rating they have assigned to the notes. Each rating agency downgrade results in a 0.25% increase in the interest rate, subject to a maximum increase of 1% per rating agency. If later the rating of these notes improves, then the interest rates would be reduced accordingly. Each 0.25% increase in the interest rate of these notes would increase the Company’s interest expense by approximately $3,500 per year. On November 7, 2008, Moody’s Investors Service, Inc. announced that it placed the Company’s Baa3 long term rating on review for possible downgrade. On February 25, 2009, Moody’s Investors Service, Inc. announced that it had downgraded its ratings on the Company’s senior unsecured notes to Ba1 from Baa3 and was maintaining a negative rating outlook, following the completion of its rating review. This downgrade will increase the Company’s interest expense by approximately $3,500 per year and could adversely affect the cost of and ability to obtain additional credit in the future.

In 2002, the Company issued $400,000 aggregate principal amount of its senior 7.2% notes due 2012.

Long-term debt consists of the following:

	2008	2007
Securitization facility, due July 28, 2009	$47,000	190,000
Five year senior unsecured credit facility, due October 28, 2010	55,300	215,495
5.75% notes, payable January 15, 2011 interest payable semiannually	500,000	500,000
7.20% senior notes, payable April 15, 2012 interest payable semiannually	400,000	400,000
6.125% notes, payable January 15, 2016 interest payable semiannually	900,000	900,000
Euro five year unsecured revolving credit facility due November 8, 2010	—	—
Industrial revenue bonds, capital leases and other	52,486	76,339

Total long-term debt	1,954,786	2,281,834
Less current portion	94,785	260,439

Long-term debt, excluding current portion	$1,860,001	2,021,395

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The aggregate maturities of long-term debt as of December 31, 2008 are as follows:

2009	$94,785
2010	56,796
2011	500,881
2012	400,451
2013	515
Thereafter	901,358

$1,954,786

(8) Accounts Payable, Accrued Expenses and Deferred Tax Liability

Accounts payable and accrued expenses are as follows:

	2008	2007
Outstanding checks in excess of cash	$12,612	24,619
Accounts payable, trade	315,053	399,141
Accrued expenses	267,051	274,465
Accrued interest	45,493	47,082
Income taxes payable	40,798	42,090
Deferred tax liability	3,030	11,890
Accrued compensation	98,094	151,774

Total accounts payable and accrued expenses	$782,131	951,061

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

Any gain or loss is reclassified from other comprehensive income and recognized in cost of goods sold in the same period or periods during which the hedged transaction affects earnings. At December 31, 2008, the Company had natural gas contracts that mature from January 2009 to December 2009 with an aggregate notional amount of approximately 2,650 MMBTU’s. The fair value of these contracts was a liability of $5,913 at December 31, 2008. At December 31, 2007, the Company had natural gas contracts that mature from January 2008 to March 2008 with an aggregate notional amount of approximately 310 MMBTU’s. The fair value of these contracts was a liability of $279 at December 31, 2007. The offset to these liabilities is recorded in other comprehensive income, net of applicable income taxes. The ineffective portion of the derivative is recognized in the cost of goods sold within the consolidated statements of operations and was not significant for the periods reported. The amount that the Company anticipates that will be reclassified out of accumulated other comprehensive income (loss) in the next twelve months is a loss of approximately $3,755, net of taxes.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The Company’s natural gas long-term supply agreements are accounted for under the normal purchase provision within SFAS No. 133 and its amendments. At December 31, 2008, the Company had normal purchase commitments of approximately 2,026 MMBTU’s for periods maturing from January 2009 through December 2009. The contracted value of these commitments was approximately $17,151 at December 31, 2008. At December 31, 2007, the Company had normal purchase commitments of approximately 303 MMBTU’s for periods maturing from January 2008 through March 2008. The contracted value of these commitments was approximately $2,842 at December 31, 2007.

Foreign Currency Rate Management

The Company enters into foreign exchange forward contracts to hedge foreign denominated costs associated with its operations in Mexico. The objective of these transactions is to reduce volatility of exchange rates where these operations are located by fixing a portion of their costs in U.S. currency. Accordingly, these contracts have been designated as cash flow hedges. Gains and losses are reclassified from other comprehensive income and recognized in cost of goods sold in the same period or periods during which the hedged transaction affects earnings. The Company had forward contracts to purchase approximately 269,129 Mexican pesos at December 31, 2008. The fair value of these contracts was a liability of $5,237 at December 31, 2008. The aggregate U.S. dollar value of these contracts at December 31, 2008 was approximately $23,923. The offset to these liabilities is recorded in other comprehensive income (loss), net of applicable income taxes. The ineffective portion of the derivative is recognized in the cost of goods sold within the consolidated statements of operations and was not significant for the periods reported. The amount that the Company anticipates that will be reclassified out of accumulated other comprehensive income in the next twelve months is a loss of approximately $3,326, net of taxes. The Company had forward contracts to purchase approximately 244,009 Mexican pesos at December 31, 2007. The fair value of these contracts was an asset of $153 at December 31, 2007. The aggregate U.S. dollar value of these contracts at December 31, 2007 was approximately $21,844. The offset to these assets is recorded in other comprehensive income, net of applicable income taxes. The ineffective portion of the derivative is recognized in the cost of goods sold within the consolidated statements of operations and was not significant for the periods reported.

(10) Product warranties

The Company warrants certain qualitative attributes of its products for up to 33 years. The Company records a provision for estimated warranty and related costs in accrued expenses, based on historical experience and periodically adjusts these provisions to reflect actual experience. Product warranties are as follows:

	2008	2007	2006
Balance at beginning of year	$46,187	30,712	27,775
Warranty claims	(81,586)	(54,685)	(48,472)
Warranty expense(1)	91,859	67,301	51,409
Other(2)	—	2,859	—

Balance at end of year	$56,460	46,187	30,712

(1)	The increase in warranty expense in 2008 principally relates to increased claims on new product launches in the Mohawk segment.
(2)	Includes $2,859 in 2007 related to the Columbia acquisition. This amount was not charged to expense.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(11) Stock Options, Stock Compensation and Treasury Stock

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified-prospective-transition method. Under that transition method, compensation cost includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested at January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).

Under the Company’s 2007 Incentive Plan (“2007 Plan”), which was approved by the Company’s stockholders on May 16, 2007, the Company reserved up to a maximum of 3,200 shares of common stock for issuance upon the grant or exercise of stock options, restricted stock, restricted stock units (“RSU’s”) and other types of awards, to directors and key employees through 2017. Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock on the date of the grant and generally vest between three and five years with a 10-year contractual term. Restricted stock and RSU’s are generally granted with a price equal to the market price of the Company’s common stock on the date of the grant and generally vest between three and five years.

Additional information relating to the Company’s stock option plans follows:

	2008	2007	2006
Options outstanding at beginning of year	1,455	2,034	2,276
Options granted	146	64	146
Options exercised	(46)	(588)	(338)
Options canceled	(49)	(55)	(50)

Options outstanding at end of year	1,506	1,455	2,034

Options exercisable at end of year	1,035	821	1,066

Option prices per share:
Options granted during the year	$74.47	75.10-93.65	75.82-86.51

Options exercised during the year	$35.73-82.68	16.66-88.33	11.33-73.45

Options canceled during the year	$16.66-93.65	22.63-93.65	24.63-89.46

Options outstanding at end of year	$16.66-93.65	16.66-93.65	16.60-90.97

Options exercisable at end of year	$16.66-93.65	16.66-90.97	16.60-90.97

During 1996, the Company adopted the 1997 Non-Employee Director Stock Compensation Plan. The plan provides for awards of common stock of the Company for non-employee directors to receive in lieu of cash for their annual retainers. During 2008, 2007 and 2006, a total of 1, 1 and 1 shares, respectively, were awarded to the non-employee directors under the plan.

In addition, the Company maintains an employee incentive program that awards restricted stock on the attainment of certain service criteria. The outstanding awards related to these programs and related compensation expense was not significant for any of the years ended December 31, 2008, 2007 and 2006.

The Company’s Board of Directors has authorized the repurchase of up to 15,000 shares of the Company’s outstanding common stock. For the year ended December 31, 2008, no shares of the Company’s common stock

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

were purchased. Since the inception of the program, a total of approximately 11,512 shares have been repurchased at an aggregate cost of approximately $334,747. All of these repurchases have been financed through the Company’s operations and banking arrangements.

On October 31, 2005, the Company entered into a Discounted Stock Purchase Agreement (the “DSPA”) with certain members of the Unilin management team (the “Unilin Management”). Under the terms of the DSPA, the Company is obligated to make cash payments to the Unilin Management in the event that certain performance goals are satisfied. In each of the years in the five-year period ended December 31, 2010, the remaining members of the Unilin Management can earn amounts, in the aggregate, equal to the average value of 30,671 shares of the Company’s common stock over the 20 trading day period ending on December 31 of the prior year. Any failure in a given year to reach the performance goals may be rectified, and consequently the amounts payable with respect to achieving such criteria may be made, in any of the other years. The amount of the liability is measured each period and recognized as compensation expense in the statement of operations. The Company expensed approximately $0, $2,300 and $2,300 under the DSPA for each of the years ended December 31, 2008, 2007 and 2006, respectively.

The fair value of option awards is estimated on the date of grant using the Black-Scholes-Merton valuation model that uses the assumptions noted in the following table. Expected volatility is based on the historical volatility of the Company’s common stock and other factors. The Company uses historical data to estimate option exercise and forfeiture rates within the valuation model. Optionees that exhibit similar option exercise behavior are segregated into separate groups within the valuation model. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on U.S. Treasury yields in effect at the time of the grant for the expected term of the award.

	2008	2007	2006
Dividend yield	—	—	—
Risk-free interest rate	2.9%	4.8%	4.6%
Volatility	24.0%	29.0%	35.3%
Expected life (years)	5	6	6

A summary of the Company’s options under the 2007 Plan at December 31, 2008, and changes during the period then ended is presented as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Options outstanding January 1, 2008	1,455	$69.89
Granted	146	74.47
Exercised	(46)	41.65
Forfeited and expired	(49)	76.57

Options outstanding, end of period	1,506	70.98	5.3	$1,785

Vested and expected to vest at December 31, 2008	1,479	$70.83	5.2	$1,785

Exercisable at December 31, 2008	1,035	$66.37	4.4	$1,785

The weighted-average grant-date fair value of an option granted during 2008, 2007 and 2006, was $20.26, $33.68 and $33.80, respectively. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007, and 2006 was $1,169, $22,943 and $14,032, respectively. Total compensation expense

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

recognized for the periods ended December 31, 2008, 2007 and 2006 was $6,646 ($4,210, net of tax), $8,827 ($6,359, net of tax) and $11,925 ($7,537, net of tax), respectively, which was allocated to selling, general and administrative expenses. The remaining unamortized expense for non-vested compensation expense at December 31, 2008, was $7,320 with a weighted average remaining life of 2.1 years.

The following table summarizes information about the Company’s stock options outstanding at December 31, 2008:

	Outstanding			Exercisable
Exercise price range	Number of shares	Average life	Average price	Number of shares	Average price
Under $49.09	257	2.8	$38.93	257	$38.93
$53.01-$69.46	283	3.5	62.78	280	62.80
$69.95-$74.47	342	6.6	73.87	149	73.42
$74.93-$86.51	258	6.6	82.58	119	82.52
$87.87-$88.00	35	6.8	87.96	21	87.96
$88.33-$93.65	331	6.2	89.09	209	88.57

Total	1,506	5.3	$70.98	1,035	$66.37

A summary of the Company’s RSUs under the 2007 Plan at December 31, 2008, and changes during the period then ended is presented as follows:

	Shares	Weighted average price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Restricted Stock Units outstanding January 1, 2008.	137	$93.61
Granted	72	75.80
Released	(15)	93.51
Forfeited	(7)	91.56

Restricted Stock Units outstanding, end of period	187	92.94	1.7	$8,046

Vested and expected to vest at December 31, 2008	175	$92.94	1.6	$7,534

The Company recognized stock based compensation costs related to the issuance of RSU’s of $4,977 ($3,153) net of taxes) and $4,446 ($3,203 net of taxes) for the periods ended December 31, 2008 and 2007, respectively, which has been allocated to selling, general and administrative expenses. Pre-tax unrecognized compensation expense for unvested RSU’s granted to employees, net of estimated forfeitures, was $7,457 at December 31, 2008, and will be recognized as expense over a weighted-average period of approximately 2.4 years.

(12) Employee Benefit Plans

The Company has a 401(k) retirement savings plan (the “Mohawk Plan”) open to substantially all of its employees within the Mohawk segment, Dal-Tile segments and at January 1, 2007, certain U.S. employees of the Unilin segment, who have completed 90 days of eligible service. For the Mohawk segment, the Company contributes $0.50 for every $1.00 of employee contributions up to a maximum of 4% of the employee’s salary

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

and an additional $0.25 for every $1.00 of employee contributions in excess of 4% of the employee’s salary up to a maximum of 6%. For the Dal-Tile and Unilin segments, the Company contributes $.50 for every $1.00 of employee contributions up to a maximum of 6% of the employee’s salary. Employee and employer contributions to the Mohawk Plan were $40,393 and $16,024 in 2008, $43,187 and $16,946 in 2007, and $40,369 and $15,713 in 2006, respectively. The Company also made a discretionary contribution to the Mohawk Plan of approximately $4,211, $5,500 and $5,900 in 2008, 2007 and 2006, respectively.

The Company also has various pension plans covering employees in Belgium, France, and The Netherlands (the “Non-U.S. Plans”) that it acquired with the acquisition of Unilin. Benefits under the Non-U.S. Plans depend on compensation and years of service. The Non-U.S. Plans are funded in accordance with local regulations. The Company uses December 31 as the measurement date for its Non-U.S. Plans.

Components of the net periodic benefit cost of the Company’s Non-U.S. pension benefit plans are as follows:

	2008	2007
Service cost of benefits earned	$1,881	1,927
Interest cost on projected benefit obligation	1,245	968
Expected return on plan assets	(993)	(738)
Amortization of actuarial gain	(29)	(12)

Net pension expense	$2,104	2,145

Assumptions used to determine net periodic pension expense for Non-U.S. Plans:

	2008	2007
Discount rate	5.00%-5.55%	4.50%-5.06%
Expected rate of return on plan assets	4.50%-5.55%	4.50%-4.90%
Rate of compensation increase	1.00%-5.00%	2.50%-7.00%
Underlying inflation rate	2.00%	2.00%

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The obligations, plan assets and funding status of the plans were as follows:

	Non-U.S. Plans
	2008	2007
Change in benefit obligation:
Projected benefit obligation at end of prior year	$22,045	18,445
Cumulative foreign exchange effect	(962)	2,118
Service cost	1,809	2,072
Interest cost	1,198	1,041
Plan participants contributions	729	603
Actuarial gain	(3,681)	(802)
Benefits paid	(1,048)	(1,432)

Projected benefit obligation at end of year	$20,090	22,045

Change in plan assets:
Fair value of plan assets at end of prior year	$18,728	14,852
Fair value adjustment	—	299
Cumulative foreign exchange effect	(817)	1,704
Actual return on plan assets	955	794
Employer contributions	1,861	1,816
Benefits paid	(1,048)	(1,432)
Plan participant contributions	729	603
Actual (loss) gain	(4,037)	92

Fair value of plan assets at end of year	$16,371	18,728

Funded status of the plans:
Ending funded status	$(3,719)	(3,317)

Net amount recognized in consolidated balance sheets:
Accrued expenses (Current liability)	$—	—
Accrued benefit liability (Non-current liability)	(3,719)	(3,317)
Accumulated other comprehensive gain	(1,649)	(2,033)

Net amount recognized	$(5,368)	(5,350)

The Company’s net amount recognized in accumulated other comprehensive income related to actuarial (losses) gains was $(384) and $1,215 for the periods ended December 31, 2008 and 2007, respectively.

Assumptions used to determine the projected benefit obligation for the Company’s Non-U.S. pension benefit plans were as follows:

	2008	2007
Discount rate	6.00%-6.60%	5.00%-5.55%
Rate of compensation increase	1.25%-5.25%	1.00%-7.00%
Underlying inflation rate	2.25%	2.00%

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

	Non-U.S. Plans
	2008	2007
Plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$1,118	1,317
Accumulated benefit obligation	889	899
Fair value of plan assets	470	532
Plans with plan assets in excess of accumulated benefit obligations:
Projected benefit obligation	$18,972	20,728
Accumulated benefit obligation	15,286	17,186
Fair value of plan assets	15,901	18,196

Estimated future benefit payments for the Non-U.S. Plans are $644 in 2009, $1,066 in 2010, $863 in 2011, $1,093 in 2012, $1,436 in 2013 and $9,402 in total for 2014-2018.

The Company expects to make cash contributions of $1,884 to its Non-U.S. Plans in 2009.

The percentage of each asset category of the total assets held by the plans follows:

	2008	2007
Non-U.S. Plans:
Insurance contracts	$16,371	18,728

The Company’s investment policy:

	2008	2007
Non-U.S. Plans:
Insurance contracts	100.0%	100.0%

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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(13) Income Taxes

Following is a summary of income (loss) from continuing operations before income taxes for United States and foreign operations:

	2008	2007	2006
United States	$(853,318)	349,922	494,190
Foreign	(424,848)	254,195	182,121

Income before income taxes	$(1,278,166)	604,117	676,311

Income tax expense (benefit) for the years ended December 31, 2008, 2007 and 2006 consists of the following:

	2008	2007	2006
Current income taxes:
U.S. federal	$61,186	109,810	206,435
State and local	8,248	8,636	20,320
Foreign	41,232	71,047	62,322

Total current	$110,666	189,493	289,077

Deferred income taxes
U.S. federal	(91,813)	25,185	(35,313)
State and local	(7,511)	(26,535)	(4,932)
Foreign	168,720	(290,840)	(28,354)

Total deferred	$69,396	(292,190)	(68,599)

Total	$180,062	(102,697)	220,478

Income tax expense attributable to earnings before income taxes differs from the amounts computed by applying the U.S. statutory federal income tax rate to earnings before income taxes as follows:

	2008	2007	2006
Income taxes at statutory rate	$(447,358)	211,441	236,709
State and local income taxes, net of federal income tax benefit	(4,113)	10,610	4,522
Foreign income taxes	(380)	(25,925)	(26,280)
Change in valuation allowance	276,801	630	28,608
Intellectual property migration to Luxembourg .	—	(271,607)	—
Goodwill impairment	406,577	—	—
Notional interest	(63,694)	(36,446)	(22,510)
Tax contingencies & audit settlements	4,990	4,406	—
Change in statutory tax rate	(254)	—	(1,528)
Other, net	7,493	4,194	957

	$180,062	(102,697)	220,478

SFAS 142 and EITF Issue No. 02-13 require companies to test goodwill and indefinite-lived assets for impairment annually, or more often if an event or circumstance indicates that an impairment loss may have been incurred. As stated, the Company recorded a non-cash pretax impairment charge of $1,543,397 to reduce the carrying value of goodwill and other intangibles. The tax effect of the non-deductible portion of the goodwill impairment was $406,577.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2008 and 2007 are presented below:

	2008	2007
Deferred tax assets:
Accounts receivable	$21,368	21,346
Inventories	50,998	44,354
Accrued expenses and other	98,284	92,672
Deductible state tax and interest benefit	22,579	20,747
Intangibles	216,047	249,057
Foreign and state net operating losses and credits	158,685	99,858
Valuation allowance	(343,572)	(75,028)

Gross deferred tax assets	224,389	453,006

Deferred tax liabilities:
Plant and equipment	(273,076)	(277,013)
Intangibles	(167,271)	(324,284)
LIFO change in accounting method	(25,700)	(38,682)
Other liabilities	(32,125)	(39,856)

Gross deferred tax liabilities	(498,172)	(679,835)

Net deferred tax liability(1)	$(273,783)	(226,829)

(1)	This amount includes $28 and $260,644 of non-current deferred tax assets which are in other assets and $3,030 and $11,890 current deferred tax liabilities which are included in accounts payable and accrued expenses in the consolidated balance sheet as of 2008 and 2007, respectively.

Management believes it is more likely than not the Company will realize the benefits of these deductible differences, with the exception of certain deferred tax assets discussed below, based upon the expected reversal of deferred tax liabilities and the level of historical and projected taxable income over periods in which the deferred tax assets are deductible.

The Company evaluates its ability to realize the tax benefits associated with deferred tax assets by analyzing its forecasted taxable income using both historical and projected future operating results, the reversal of existing temporary differences, taxable income in prior carry-back years (if permitted) and the availability of tax planning strategies. The valuation allowance as of December 31, 2008 and December 31, 2007 is $343,572 and $75,028, respectively. The December 31, 2008 valuation allowance relates to net operating losses and tax credits of $127,525 and deferred tax assets related to intangibles of $216,047. The December 31, 2007 valuation allowance related entirely to net operating losses and tax credits. For 2008, the total change in the valuation allowance was an increase of $268,544, which includes a change of $(8,257) primarily related to foreign currency translation. The increase was the result of the valuation allowance of $252,751, which is described below, that the Company recorded against its deferred tax assets during the quarter ended September 27, 2008, $18,989 for certain current year foreign net operating losses, and $5,061 of state net operating losses and tax credits.

As of December 31, 2008, the Company has state net operating loss carryforwards and state tax credits with potential tax benefits of $45,698, net of federal income tax benefit; these carryforwards expire over various periods based on jurisdiction. A valuation allowance totaling $29,203 has been recorded against these deferred tax assets as of December 31, 2008. In addition, as of December 31, 2008, the Company has net operating loss carryforwards in various foreign jurisdictions of $112,987. A valuation allowance totaling $98,322 has been recorded against these deferred tax assets as of December 31, 2008.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

In the fourth quarter of 2007, the Company moved the intellectual property and treasury operations of an indirectly owned European entity to a new office in another jurisdiction in Europe. The Company also indirectly owned a holding company in the new jurisdiction that provided certain treasury functions to Unilin, and the move allowed for the consolidation of the historical intellectual property and treasury operations to be combined with those of the holding company’s treasury operations in a single jurisdiction in order to integrate and streamline the operations, to facilitate international acquisitions and to improve tax and cost efficiencies. This restructuring resulted in a step up in the subsidiary’s taxable basis of its intellectual property. The step up relates primarily to intangible assets which will be amortized over 10 years for tax purposes. During the fourth quarter of 2007, the Company evaluated the evidence for recognition of the deferred tax asset created through the restructuring and determined that, based on the available evidence, the deferred tax asset would more likely than not be realized. The deferred tax asset recognized at December 31, 2007 was approximately $245,000 and the related income tax benefit recognized in the financial statements was approximately $272,000.

During the third quarter of 2008, the Company reassessed the need for a valuation allowance against its deferred tax assets. Actual cash flows have been less than those projected as of December 31, 2007, primarily due to the slowing worldwide economy and declining sales volume. The Company determined that, given the current and expected economic conditions and the corresponding reductions in cash flows, its ability to realize the benefit of the deferred tax asset related to the European restructuring transaction described above, as well as tax losses generated in the same jurisdiction was not more likely than not. Accordingly during the third quarter of 2008, the Company recorded a $252,751 valuation allowance against the deferred tax asset created as a result of the European restructuring.

The Company does not provide for U.S. federal and state income taxes on the cumulative undistributed earnings of its foreign subsidiaries because such earnings are considered to be indefinitely reinvested. At December 31, 2008 and 2007, the Company had not provided federal income taxes on earnings of approximately $654,000 and $630,000, respectively, from its foreign subsidiaries. Should these earnings be distributed in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes in various international jurisdictions. These taxes would be partially offset by U.S. foreign tax credits. Determination of the amount of the unrecognized deferred U.S. tax liability is not practical because of the complexities associated with this hypothetical calculation.

Tax Uncertainties

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No 109,” (“FIN 48”) on January 1, 2007. Upon adoption, the Company recognized no change to opening retained earnings.

In the normal course of business, the Company’s tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities. Accordingly, the Company has accrued a liability when it believes that it is not more likely than not that it will realize the benefits of tax positions that it has taken in its tax returns or for the amount of any tax benefit that exceeds the cumulative probability threshold in accordance with FIN 48. Differences between the estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material adverse effect on the Company’s consolidated financial position but could possibly be material to the Company’s consolidated results of operations or cash flow in any given quarter or annual period. The Company reversed pre-acquisition tax liabilities of $41,533 with a corresponding reduction to goodwill for the year ended December 31, 2008.

The Company’s total balance of unrecognized tax benefits as of December 31, 2008 and 2007, is $91,887 and $116,857, respectively, excluding any accruals for interest and penalties.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2008	2007
Balance at January 1	$116,857	156,018
Additions based on tax positions related to the current year	5,610	2,012
Additions for tax positions of prior years	12,167	4,459
Effects of foreign currency translation	(1,592)	5,484
Reductions for tax positions of prior years	(842)	(23,179)
Reductions resulting from the lapse of the statute of limitations	(36,436)	(17,239)
Settlements with taxing authorities	(3,877)	(10,698)

Balance at December 31	$91,887	116,857

Included in the balance as of December 31, 2008 and 2007, is $39,588 and $29,373, respectively, of uncertain tax positions that, if recognized, would affect the Company’s overall effective tax rate.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of its income tax provision. As of December 31, 2008 and 2007, the Company has $39,641 and $43,540, respectively, accrued for the payment of interest and penalties, which does not include the federal tax benefit of interest deductions, where applicable. During the period ending December 31, 2008 and 2007, the Company accrued interest and penalties through income tax expense of $3,657 and $1,115, respectively.

The Company files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003. The Company is protesting through the IRS Appeals division the timing and deductibility of certain contingent liabilities related to the audit of its 1999 – 2003 tax years. In connection with its protest, the Company paid a $35,844 cash bond to the IRS. Within the next twelve months, it is reasonably possible that an additional payment of approximately $5,000 will be made. In addition, the Company believes it is reasonably possible that the balance of unrecognized tax benefits could decrease by $31,211 (which includes accrued penalties and interest expense) within the next twelve months for individual matters of lesser amounts due to settlements or statutory expirations in various tax jurisdictions.

The Company is also under examination for tax years 2004-2006 with the IRS and in various state and foreign jurisdictions for which the anticipated adjustments would not result in a significant change to the total amount of unrecognized tax benefits.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(14) Commitments and Contingencies and Other

The Company is obligated under various operating leases for office and manufacturing space, machinery, and equipment. Future minimum lease payments under non-cancelable capital and operating leases (with initial or remaining lease terms in excess of one year) at December 31:

	Capital	Operating	Total Future Payments
2009	$5,169	106,932	112,101
2010	1,496	86,277	87,773
2011	881	68,017	68,898
2012	451	52,516	52,967
2013	515	39,814	40,329
Thereafter	1,269	80,372	81,640

Total payments	9,781	433,928	443,709

Less amount representing interest	(795)

Present value of capitalized lease payments	$8,986

Rental expense under operating leases was $139,103, $123,095 and $118,280 in 2008, 2007 and 2006, respectively.

The Company had approximately $73,928 and $62,402 at December 31, 2008 and 2007 in standby letters of credit for various insurance contracts and commitments to foreign vendors that expire within two years. In addition, at December 31, 2008 and 2007, the Company guaranteed approximately $85,640 and $89,546 for VAT and building leases, respectively, related to its operating facilities in France.

The Company is involved in litigation from time to time in the regular course of its business. Except as noted below there are no material legal proceedings pending or known by the Company to be contemplated to which the Company is a party or to which any of its property is subject.

In Shirley Williams et al. v. Mohawk Industries, Inc., four plaintiffs filed a putative class action lawsuit in January 2004 in the United States District Court for the Northern District of Georgia (Rome Division), alleging that they are former and current employees of the Company and that the actions and conduct of the Company, including the employment of persons who are not authorized to work in the United States, have damaged them and the other members of the putative class by suppressing the wages of the Company’s hourly employees in Georgia. The plaintiffs seek a variety of relief, including (a) treble damages; (b) return of any allegedly unlawful profits; and (c) attorney’s fees and costs of litigation. In February 2004, the Company filed a Motion to Dismiss the Complaint, which was denied by the District Court in April 2004. Following appellate review of this decision, the case was returned to the District Court for further proceedings. On December 18, 2007, the plaintiffs filed a motion for class certification. On March 3, 2008, the District Court denied the plaintiffs motion for class certification. The plaintiffs then appealed the decision to the United States Court of Appeals for the 11th Circuit on March 17, 2008, where the matter is currently pending. Discovery has been stayed at the District Court while the appeal is pending. The Company will continue to vigorously defend itself against this action.

In Collins & Aikman Floorcoverings, Inc., et. al. v. Interface, Inc., United States District Court for the Northern District of Georgia (Rome Division), Mohawk Industries, Inc. joined Collins & Aikman Floorcoverings, Inc. (“CAF”) and Shaw Industries Group, Inc. (“Shaw”) in suing Interface, Inc. (“Interface”) for

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

declaratory judgments that United States Patent 6,908,656 (the “Patent”), assigned to Interface and relating to certain styles of carpet tiles, is not infringed and is invalid. Also in June 2005, in Interface, Inc., et el. v. Mohawk Industries, Inc., et al. United States District Court for the Northern District of Georgia (Atlanta Division), Interface sued Mohawk Industries, Inc., Mohawk Carpet Corporation, and Mohawk Commercial, Inc. for allegedly infringing the Patent. Interface brought similar suits against entities affiliated with CAF and Shaw. Interface is seeking monetary damages as well as injunctive relief. The cases have been consolidated in the United States District Court for the Northern District of Georgia (Rome Division). In January 2008, the Company joined CAF and Shaw in filing summary judgement motions seeking to establish as a matter of law before trial that the Patent was invalid, that it was not willfully infringed, and that Interface could not obtain damages for lost profits. On February 25, 2009, the District Court (i) denied the Company, CAF’s and Shaw’s motions that the patent was invalid (ii) granted their motions that should infringement be found that any such infringement would not be willful, and (iii) granted in part and denied in part their motions that Interface could not obtain damages for lost profits. The Company is vigorously pursuing its declaratory judgment claims of invalidity and non-infringement with respect to the Patent and defending against the claims brought by Interface for infringement of the Patent. A trial date is anticipated to be set for later in 2009.

The Company believes that adequate provisions for resolution of all contingencies, claims and pending litigation have been made for probable losses and that the ultimate outcome of these actions will not have a material adverse effect on its financial condition but could have a material adverse effect on its results of operations in a given quarter or annual period.

The Company has received partial refunds from the United States government in reference to settling custom disputes dating back to 1982. Accordingly, the Company recorded a net gain of $9,154 ($5,799 net of taxes) in other income (expense) for the year ended December 31, 2007. No refunds were received in 2008. Additional future recoveries will be recorded as realized.

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

During the fourth quarter of 2008, the Company recorded pre-tax business restructuring charges of $29,670, which included $22,239 in the Mohawk segment, $5,343 in the Dal-Tile segment and $2,088 in the Unilin segment. The charge included $13,065 for lease impairments, $12,449 for asset write-downs, $3,340 for employee severance costs and $816 for other restructuring costs, of which $15,687 was recorded in cost of sales and $13,983 in selling, general and administrative expenses. At December 31, 2008, the Company had accrued liabilities relating to the restructuring of $12,711 related to lease impairments that will be paid over the next six years and $2,070 for employee severance costs that will be paid during 2009.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(15) Consolidated Statements of Cash Flows Information

Supplemental disclosures of cash flow information are as follows:

	2008	2007	2006
Net cash paid during the year for:
Interest	$129,465	157,296	154,897

Income taxes	$107,638	201,851	267,075

Supplemental schedule of non-cash investing and financing activities:
Fair value of assets acquired in acquisition	$9,745	165,463	113,008
Liabilities assumed in acquisition	(1,469)	(18,310)	(33,366)

	$8,276	147,153	79,642

(16) Segment Reporting

The Company has three reporting segments, the Mohawk segment, the Dal-Tile segment and the Unilin segment. The Mohawk segment manufactures, markets and distributes its product lines primarily in North America, which include carpet, rugs, pad, ceramic tile, hardwood, resilient and laminate, through its network of regional distribution centers and satellite warehouses using company-operated trucks, common carrier or rail transportation. The segment product lines are sold through various selling channels, which include floor covering retailers, home centers, mass merchandisers, department stores, independent distributors, commercial dealers and commercial end users. The Dal-Tile segment manufactures, markets and distributes its product lines primarily in North America, which include ceramic tile, porcelain tile and stone products, through its network of regional distribution centers and approximately 250 company-operated sales service centers using company-operated trucks, common carriers or rail transportation. The segment product lines are purchased by floor covering retailers, home centers, independent distributors, tile specialty dealers, tile contractors, and commercial end users. The Unilin segment manufactures, markets and distributes its product lines primarily in North America and Europe, which include laminate flooring, wood flooring, roofing systems and other wood products through various selling channels, which include retailers, home centers and independent distributors.

Amounts disclosed for each segment are prior to any elimination or consolidation entries. Corporate general and administrative expenses attributable to each segment are estimated and allocated accordingly. Segment performance is evaluated based on operating income. No single customer accounted for more than 5% of net sales for the years ended December 31, 2008, 2007 and 2006. In addition, inter-segment net sales, which are accounted for on the same basis as revenues in the accompanying consolidated financial statements, were approximately $82,000, $45,000 and $15,000 between the Unilin and Mohawk segments for the years ended December 31, 2008, 2007 and 2006, respectively.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Segment information is as follows:

	2008	2007	2006
Net sales:
Mohawk.	$3,628,183	4,205,740	4,742,060
Dal-Tile	1,815,373	1,937,733	1,941,819
Unilin	1,465,208	1,487,645	1,236,918
Corporate and eliminations	(82,416)	(45,100)	(14,955)

	$6,826,348	7,586,018	7,905,842

Operating income(1):
Mohawk	$(216,152)	254,924	387,386
Dal-Tile	(323,370)	258,706	270,901
Unilin	(564,911)	272,260	214,093
Corporate and eliminations	(19,701)	(35,784)	(33,320)

	$(1,124,134)	750,106	839,060

Depreciation and amortization:
Mohawk	$92,130	95,933	95,089
Dal-Tile	46,093	44,216	37,576
Unilin	149,543	159,859	135,337
Corporate	7,288	6,429	6,950

	$295,054	306,437	274,952

Capital expenditures (excluding acquisitions):
Mohawk	$78,239	65,842	71,793
Dal-Tile	41,616	33,134	63,177
Unilin	90,500	58,711	28,688
Corporate	7,469	5,389	2,111

	$217,824	163,076	165,769

Assets:
Mohawk	$1,876,696	2,302,527	2,488,856
Dal-Tile	1,693,765	2,259,811	2,257,107
Unilin	2,663,599	3,916,739	3,309,574
Corporate and eliminations	212,115	200,973	156,672

	$6,446,175	8,680,050	8,212,209

Geographic net sales:
North America	$5,776,701	6,477,277	6,974,488
Rest of world	1,049,647	1,108,741	931,354

	$6,826,348	7,586,018	7,905,842

Long-lived assets(2):
North America	$2,120,067	3,028,571	2,995,968
Rest of world	1,205,109	1,744,489	1,591,759

	$3,325,176	4,773,060	4,587,727

Net Sales by Product Categories(3):
Soft surface	$3,337,073	3,797,584	4,225,514
Tile	1,919,070	2,110,705	2,200,918
Wood	1,570,205	1,677,729	1,479,410

	$6,826,348	7,586,018	7,905,842

(1)	Operating income includes the impact of the impairment of goodwill and other intangibles recognized in the third and fourth quarters of 2008 of $276,807 for the Mohawk segment, $531,930 for the Dal-Tile segment and $734,660 for the Unilin segment.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(2)	Long-lived assets are composed of net property, plant and equipment and goodwill.
(3)	The Soft surface product category includes carpets, rugs, carpet pad and resilient. The Tile product category includes ceramic tile, porcelain tile and natural stone. The Wood product category includes laminate, hardwood, roofing panels and wood-based panels.

(17) Fair Value of Financial Instruments

As noted above in Note 1, the Company has only adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities that are measured at fair value within the consolidated financial statements. At December 31, 2008, these provisions only apply to derivative contracts, which include natural gas futures contracts and foreign exchange forward contracts. The income approach is used which consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contracts using observable market inputs such as natural gas and foreign exchange spot and forward rates, interest rates, the Company’s credit risk and its counterparties’ credit risks. As of December 31, 2008, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to its own credit risk.

The following table provides a summary of the fair values of financial assets and liabilities subject to SFAS No. 157:

		Fair Value Measurements at December 31, 2008 Using
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets (liabilities)	$(11,150)	—	(11,150)	—

(18) Quarterly Financial Data (Unaudited)

The supplemental quarterly financial data are as follows:

	Quarters Ended
	March 29, 2008	June 28, 2008	September 27, 2008	December 31, 2008
Net sales	$1,738,097	1,840,045	1,763,034	1,485,172
Gross profit	459,839	482,892	439,071	355,962
Net earnings	65,390	88,778	(1,484,781)	(127,615	)(1)
Basic earnings per share	0.96	1.30	(21.70)	(1.87)
Diluted earnings per share	0.95	1.29	(21.70)	(1.87)

	Quarters Ended
	March 31, 2007	June 30, 2007	September 29, 2007	December 31, 2007
Net sales	$1,863,863	1,977,210	1,937,677	1,807,268
Gross profit	523,440	556,698	545,383	489,263
Net earnings	90,378	115,268	122,054	379,114	(2)
Basic earnings per share	1.33	1.69	1.79	5.55
Diluted earnings per share	1.32	1.68	1.78	5.53

(1)	Includes the impact of a tax valuation allowance of approximately $253,000 which was recognized during the third quarter of 2008. Additionally, the third and fourth quarters of 2008 were impacted by $1,418,912 and $124,485, respectively, related to impairment of goodwill and other intangibles.
(2)	Includes the impact of an income tax benefit of approximately $272,000 which was recognized during the fourth quarter of 2007.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), which have been designed to provide reasonable assurance that such controls and procedures will meet their objectives, as of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective at a reasonable assurance level for the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2008. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. The Company’s management has concluded that, as of December 31, 2008, its internal control over financial reporting is effective based on these criteria. The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

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

The information required by this item is incorporated by reference to information contained in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders under the following headings: “Election of Directors—Director, Director Nominee and Executive Officer Information,” “—Nominees for Director,” “—Continuing Directors,” “—Executive Officers,” “—Meetings and Committees of the Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Audit Committee.” The Company has adopted the Mohawk Industries, Inc. Standards of Conduct and Ethics, which applies to all of its directors, officers and employees. The standards of conduct and ethics are publicly available on our website at http://mohawkind.com and will be made available in print to any stockholder who requests them without charge. If the Company makes any substantive amendments to the standards of conduct and ethics, or grants any waiver, including any implicit waiver, from a provision of the standards required by regulations of the Commission to apply to the Company’s chief executive officer, chief financial officer or chief accounting officer, the Company will disclose the nature of the amendment or waiver on its website. The Company may elect to also disclose the amendment or waiver in a report on Form 8-K filed with the SEC. The Company has adopted the Mohawk Industries, Inc. Board of Directors Corporate Governance Guidelines, which are publicly available on the Company’s website and will be made available to any stockholder who requests it.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to information contained in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders under the following headings: “Executive Compensation and Other Information—Summary Compensation Table,” “—Compensation, Discussion and Analysis,” “—Grants of Plan Based Awards,” “—Outstanding Equity Awards at Fiscal Year End,” “—Option Exercises and Stock Vested,” “—Pension Benefits,” “—Nonqualified Deferred Compensation,” “—Certain Relationships and Related Transactions,” “—Compensation Committee Interlocks and Insider Participation,” “—Compensation Committee Report,” and “Director Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to information contained in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders under the following headings: “Executive Compensation and Other Information—Equity Compensation Plan Information,” and “—Principal Stockholders of the Company.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to information contained in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders under the following heading: “Election of Directors—Meetings and Committees of the Board of Directors,” and “Executive Compensation and Other Information—Certain Relationships and Related Transactions.”

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to information contained in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders under the following heading: “Audit Committee—Principal Accountant Fees and Services” and “Meetings and Committees of the Board.”

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

3. Exhibits

The exhibit number for the exhibit as originally filed is included in parentheses at the end of the description.

Mohawk Exhibit Number	Description

*2.1	Agreement and Plan of Merger dated as of December 3, 1993 and amended as of January 17, 1994 among Mohawk, AMI Acquisition Corp., Aladdin and certain Shareholders of Aladdin. (Incorporated herein by reference to Exhibit 2.1(a) in Mohawk’s Registration Statement on Form S-4, Registration No. 333-74220.)

*3.1	Restated Certificate of Incorporation of Mohawk, as amended. (Incorporated herein by reference to Exhibit 3.1 in Mohawk’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

*3.2	Restated Bylaws of Mohawk. (Incorporated herein by reference to Exhibit 3.2 in Mohawk’s Report on Form 8-K dated December 4, 2007.)

*4.1	See Article 4 of the Restated Certificate of Incorporation of Mohawk. (Incorporated herein by reference to Exhibit 3.1 in Mohawk’s Annual Report on Form 10-K (File No. 001-13697) for the fiscal year ended December 31, 1998.)

*4.2	See Articles 2, 6, and 9 of the Restated Bylaws of Mohawk. (Incorporated herein by reference to Exhibit 3.2 in Mohawk’s Current Report on Form 8-K dated December 4, 2007.)

*4.3	Indenture, dated as of April 2, 2002 between Mohawk Industries, Inc. and Wachovia Bank, National Association, as Trustee (Incorporated herein by reference to Exhibit 4.1 in Mohawk’s Registration Statement on Form S-4, Registration No. 333-86734, as filed April 22, 2002.)

*4.4	Indenture dated as of January 9, 2006, between Mohawk Industries, Inc. and SunTrust Bank, as trustee. (Incorporated herein by reference to Exhibit 4.4 in Mohawk’s Registration Statement on Form S-3, Registration Statement No. 333-130910.)

*4.5	First Supplemental Indenture, dated as of January 17, 2006, by and between Mohawk Industries, Inc., and SunTrust Bank, as trustee. (Incorporated by reference to Exhibit 4.1 in Mohawk’s Current Report on form 8-K dated January 17, 2006.)

*10.1	Five Year Credit Agreement dated as of October 28, 2005, by and among Mohawk Industries, Inc., each of the Banks party thereto from time to time, and Wachovia Bank, National Association, as Administrative Agent. (Incorporated by reference to Exhibit 10.3 of Mohawk’s Current Report on form 8-K dated as of October 28, 2005.)

Mohawk Exhibit Number	Description

*10.2	Five Year Credit Agreement dated as of November 8, 2005, by and among Mohawk International Holdings S.a.r.l, each of the Banks party thereto from time to time, and KBC Bank, N.V., as Administrative Agent. (Incorporated herein by reference to Exhibit 10.1 in Mohawk’s Current Report on form 8-K dated as of November 9, 2005.)

*10.3	Registration Rights Agreement by and among Mohawk, Citicorp Investments, Inc., ML-Lee Acquisition Fund, L.P. and Certain Management Investors. (Incorporated herein by reference to Exhibit 10.14 of Mohawk’s Registration Statement on Form S-1, Registration No. 33-45418.)

*10.4	Voting Agreement, Consent of Stockholders and Amendment to 1992 Registration Rights Agreement dated December 3, 1993 by and among Aladdin, Mohawk, Citicorp Investments, Inc., ML-Lee Acquisition Fund, L.P., David L. Kolb, Donald G. Mercer, Frank A. Procopio and John D. Swift. (Incorporated herein by reference to Exhibit 10(b) of Mohawk’s Registration Statement on Form S-4, Registration No. 33-74220.)

*10.5	Registration Rights Agreement by and among Mohawk and the former shareholders of Aladdin. (Incorporated herein by reference to Exhibit 10.32 of Mohawk’s Annual Report on Form 10-K (File No. 001-13697) for the fiscal year ended December 31, 1993.)

*10.6	Waiver Agreement between Alan S. Lorberbaum and Mohawk dated as of March 23, 1994 to the Registration Rights Agreement dated as of February 25, 1994 between Mohawk and those other persons who are signatories thereto. (Incorporated herein by reference to Exhibit 10.3 of Mohawk’s Quarterly Report on Form 10-Q (File No. 001-13697) for the quarter ended July 2, 1994.)

*10.7	Amended and Restated Receivables Purchase and Sale Agreement, dated as of August 4, 2003, among Mohawk Carpet Distribution, L.P. and Dal-Tile Corporation, as originators, and Mohawk Factoring, Inc. (Incorporated herein by reference to Exhibit 10.3 of Mohawk’s Quarterly Report on Form 10-Q for the period ended September 27, 2003.)

*10.8	Amended and Restated Credit and Security Agreement, dated as of August 4, 2003, Among Mohawk Factoring, Inc., Mohawk Servicing, Inc., Blue Ridge Asset Funding Corporation, Three Pillars Funding Corporation, SunTrust Capital Markets, Inc., as a co-agent, and Wachovia Bank, National Association, as a co-agent and administrative agent. (Incorporated herein by reference to Exhibit 10.3 of Mohawk’s Quarterly Report on Form 10-Q for the period ended September 27, 2003.)

*10.9	First Amendment to Amended and Restated Credit and Security Agreement dated September 29, 2004, among Mohawk Factoring, Inc., Blue Ridge Asset Funding Corporation, Wachovia Bank, National Association, Three Pillars Funding LLC, and SunTrust Capital Markets, Inc. (Incorporated herein by reference to Exhibit 10.4 of Mohawk’s Quarterly Report on Form 10-Q for the period ended October 2, 2004.)

*10.10	Second Amendment to the Liquidity Asset Purchase Agreement dated as of October 23, 2002 by and among Mohawk Factoring, Inc, as borrower, Mohawk Servicing, Inc., as Servicer, Blue Ridge Asset Funding Corporation, The Liquidity Banks and Wachovia Bank, N.A., as Agent dated as of October 25, 2000. (Incorporated herein by reference to Exhibit 10.28 of Mohawk’s Annual Report on Form 10-K for the year ended December 31, 2002)

*10.11	Amendment to Second Amended and Restated Liquidity Asset Purchase Agreement dated August 2, 2004, among Mohawk Factoring, Inc., Blue Ridge Asset Funding Corporation and Wachovia Bank, National Association. (Incorporated herein by reference to Exhibit 10.2 of Mohawk’s Quarterly Report on Form 10-Q for the period ended October 2, 2003.)

*10.12	Amendment to Second Amended and Restated Liquidity Asset Purchase Agreement dated August 2, 2004, among Mohawk Factoring, Inc., Three Pillars Funding Corporation, and SunTrust Capital Markets, Inc. (Incorporated herein by reference to Exhibit 10.2 of Mohawk’s Quarterly Report on Form 10-Q for the period ended October 2, 2003.)

Mohawk Exhibit Number	Description

*10.13	Discounted Stock Purchase Agreement dated October 31, 2005, by and between Mohawk Industries, Inc. and Paul De Cock, Bernard Thiers, Marc Van Canneyt and Paul De Fraeye. (Incorporated herein by reference to Mohawk’s Current Report on form 8-K dated October 28, 2005.)

*10.14	Amendment to Third Amended and Restated Liquidity Asset Purchase Agreement dated July 30, 2007, among Mohawk Factoring, Inc., Variable Funding Capital Company LLC, and Wachovia Bank, National Association. (Incorporated herein by reference to Exhibit 10.2 of Mohawk’s Quarterly Report on Form 10-Q for the period ended September 29, 2007.)

*10.15	Amendment to Liquidity Asset Purchase Agreement dated July 30, 2007 among Mohawk Factoring, Inc., Suntrust Bank, Three Pillars Funding LLC, and SunTrust Capital Markets, Inc. (Incorporated herein by reference to Exhibit 10.1 of Mohawk’s Quarterly Report on Form 10-Q for the period ended September 29, 2007.)

*10.16	Second Amended and Restated Credit and Security Agreement, dated as of July 28, 2008, among Mohawk Factoring, Inc., Mohawk Servicing, Inc., Victory Receivables Corporation, Three Pillars Funding LLC, SunTrust Bank, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, individually and as a co-agent, and SunTrust Robinson Humphrey, Inc., as a co-agent and administrative (Incorporated by reference to the Company’s Current Report on Form 8-K dated August 1, 2008).

*10.17	Second Amended and Restated Receivables Purchase and Sale Agreement, dated as of July 28, 2008, among Mohawk Carpet Distribution, L.P. and Dal-Tile Corporation, Dal-Tile SSC West, Inc. and Dal-Tile SSC East, Inc., as originators, and Mohawk Factoring, Inc., as the Buyer (Incorporated by reference to the Company’s Current Report on Form 8-K dated August 1, 2008).

*10.18	First Amendment to Five Year Credit Agreement, dated as of December 31, 2008, by and among Mohawk Industries, Inc. and Wachovia Bank, National Association, as Administrative Agent on behalf of the Banks (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 6, 2009).

Exhibits Related to Executive Compensation Plans, Contracts and other Arrangements:

*10.19	Service Agreement dated February 24, 2009, by and between Unilin Industries BVBA and De Cock Management (Incorporated herein by reference to Mohawk’s Current Report on form 8-K dated February 24, 2009).

*10.20	Amended and Restated Employment Agreement dated May 1, 2008, by and between Mohawk Industries, Inc. and W. Christopher Wellborn. (Incorporated herein by reference to Exhibit 10.1 of Mohawk’s Quarterly Report on form 10-Q for the period ended March 29, 2008.)

*10.21	Mohawk Carpet Corporation Supplemental Executive Retirement Plan, as amended. (Incorporated herein by reference to Exhibit 10.2 of Mohawk’s Registration Statement on Form S-1, Registration No. 33-45418.)

*10.22	Mohawk Industries, Inc. 1992 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.8 of Mohawk’s Registration Statement on Form S-1, Registration No. 33-45418.)

*10.23	Amendment dated July 22, 1993 to the Mohawk Industries, Inc. 1992 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.2 in Mohawk’s quarterly report on Form 10-Q (File No. 001-13697) for the quarter ended July 3, 1993.)

*10.24	Second Amendment dated February 17, 2000 to the Mohawk Industries, Inc. 1992 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.35 of Mohawk’s Annual Report on Form 10-K (File No. 001-13697) for the fiscal year ended December 31, 1999.)

Mohawk Exhibit Number	Description

*10.25	Mohawk Industries, Inc. 1992 Mohawk-Horizon Stock Option Plan. (Incorporated herein by reference to Exhibit 10.15 of Mohawk’s Registration Statement on Form S-1, Registration Number 333-53932.)

*10.26	Amendment dated July 22, 1993 to the Mohawk Industries, Inc. 1992 Mohawk-Horizon Stock Option Plan. (Incorporated herein by reference to Exhibit 10.1 of Mohawk’s quarterly report on Form 10-Q (File No. 001-13697) for the quarter ended July 3, 1993.)

*10.27	Second Amendment dated February 17, 2000 to the Mohawk Industries, Inc. 1992 Mohawk-Horizon Stock Option Plan. (Incorporated herein by reference to Exhibit 10.38 of Mohawk’s Annual Report on Form 10-K (File No. 001-13697) for the fiscal year ended December 31, 1999.)

*10.28	Mohawk Industries, Inc. 1993 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.39 of Mohawk’s Annual Report on Form 10-K (File No. 001-13697) for the fiscal year ended December 31, 1992.)

*10.29	First Amendment dated February 17, 2000 to the Mohawk Industries, Inc. 1993 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.40 of Mohawk’s Annual Report on Form 10-K (File No. 001-13697) for the fiscal year ended December 31, 1999.)

10.30	The Mohawk Industries, Inc. Amended and Restated Executive Deferred Compensation Plan.

10.31	The Mohawk Industries, Inc. Amended and Restated Management Deferred Compensation Plan.

10.32	Mohawk Industries, Inc. 1997 Non-Employee Director Stock Compensation Plan (Amended and Restated as of January 1, 2009).

*10.33	1997 Long-Term Incentive Plan. (Incorporated herein by reference to Exhibit 10.80 of Mohawk’s Annual Report on Form 10-K (File No. 001-13697) for the fiscal year ended December 31, 1996.)

*10.34	2002 Long-Term Incentive Plan. (Incorporated herein by reference to Appendix A in the 2002 Mohawk Industries, Inc. Proxy Statement dated March 29, 2002.)

*10.35	Mohawk Industries, Inc. 2007 Incentive Plan (Incorporated herein by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-13697) filed with the Securities and Exchange Commission on April 9, 2007)

*10.36	Supply Agreement dated as of December 29, 1999, between Dal-Tile Corporation and Wold Talc Company. (Incorporated herein by reference to Exhibit 10.18 of the Dal-Tile International Inc., Form 10-K (File No. 033-64140) for fiscal year 1999.)

21	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm (KPMG).

23.2	Consent of Independent Registered Public Accounting Firm (BDO).

31.1	Certification Pursuant to Rule 13a-14(a).

31.2	Certification Pursuant to Rule 13a-14(a).

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates exhibit incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOHAWK INDUSTRIES, INC.

Dated: March 2, 2009	By:	/s/ JEFFREY S. LORBERBAUM
Jeffrey S. Lorberbaum,
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 2, 2009	/s/ JEFFREY S. LORBERBAUM
Jeffrey S. Lorberbaum,
Chairman and Chief Executive Officer
(principal executive officer)

Dated: March 2, 2009	/s/ FRANK H. BOYKIN
Frank H. Boykin,
Chief Financial Officer and Vice President-Finance
(principal financial officer)

Dated: March 2, 2009	/s/ THOMAS J. KANUK
Thomas J. Kanuk,
Vice President and Corporate Controller
(principal accounting officer)

Dated: March 2, 2009	/s/ PHYLLIS O. BONANNO
Phyllis O. Bonanno,
Director

Dated: March 2, 2009	/s/ BRUCE C. BRUCKMANN
Bruce C. Bruckmann,
Director

Dated: March 2, 2009	/s/ FRANS DE COCK
Frans De Cock,
Director

Dated:
John F. Fiedler,
Director

Dated: March 2, 2009	/s/ DAVID L. KOLB
David L. Kolb,
Director

Dated: March 2, 2009	/s/ LARRY W. MCCURDY
Larry W. McCurdy,
Director

Dated: March 2, 2009	/s/ ROBERT N. POKELWALDT
Robert N. Pokelwaldt,
Director

Dated: March 2, 2009	/s/ JOSEPH A. ONORATO
Joseph A. Onorato,
Director

Dated: March 2, 2009	/s/ W. CHRISTOPHER WELLBORN
W. Christopher Wellborn,
Director