Form 10-Q
period 2009-03-28
MOHAWK INDUSTRIES INC
filed 2009-04-30
CIK 851968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s classes of common stock as of April 27, 2009, the latest practicable date, is as follows: 68,447,820 shares of Common Stock, $.01 par value.

MOHAWK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

(In thousands)

(Unaudited)

	March 28, 2009	December 31, 2008
Current assets:

Cash and cash equivalents	$136,552	93,519

Receivables, net	784,677	696,284

Inventories	985,463	1,168,272

Prepaid expenses	128,413	125,603

Deferred income taxes and other assets	191,516	162,571

Total current assets	2,226,621	2,246,249

Property, plant and equipment, at cost	3,391,752	3,413,557
Less accumulated depreciation and amortization	1,524,680	1,487,815

Net property, plant and equipment	1,867,072	1,925,742

Goodwill	1,368,552	1,399,434

Tradenames	457,104	472,399

Other intangible assets, net	342,823	375,451

Deferred income taxes and other assets	25,464	26,900

	$6,287,636	6,446,175

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND EQUITY

(In thousands, except per share data)

(Unaudited)

	March 28, 2009	December 31, 2008
Current liabilities:

Current portion of long-term debt	$137,501	94,785
Accounts payable and accrued expenses	828,397	782,131

Total current liabilities	965,898	876,916

Deferred income taxes	381,994	419,985
Long-term debt, less current portion	1,843,612	1,860,001
Other long-term liabilities	104,710	104,340

Total liabilities	3,296,214	3,261,242

Commitments and contingencies

Equity:
Preferred stock, $.01 par value; 60 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 150,000 shares authorized; 79,480 and 79,461 shares issued in 2009 and 2008, respectively	795	795
Additional paid-in capital	1,220,232	1,217,903
Retained earnings	1,898,228	2,004,115
Accumulated other comprehensive income, net	163,420	254,535

	3,282,675	3,477,348

Less treasury stock at cost; 11,034 and 11,040 shares in 2009 and 2008, respectively	323,361	323,545

Total Mohawk Industries, Inc. stockholders’ equity	2,959,314	3,153,803

Noncontrolling interest	32,108	31,130

Total equity	2,991,422	3,184,933

	$6,287,636	6,446,175

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 28, 2009	March 29, 2008
Net sales	$1,208,339	1,738,097

Cost of sales	1,054,650	1,278,258

Gross profit	153,689	459,839

Selling, general and administrative expenses	299,573	335,521

Operating (loss) income	(145,884)	124,318

Other expense (income):
Interest expense	30,184	33,767
Other expense	6,199	5,107
Other income	(4,562)	(3,667)

	31,821	35,207

Earnings (loss) before income taxes	(177,705)	89,111

Income tax (benefit) expense	(72,796)	22,382

Net (loss) earnings	(104,909)	66,729

Less: Net earnings attributable to the noncontrolling interest	(978)	(1,339)

Net (loss) earnings attributable to Mohawk Industries, Inc.	$(105,887)	65,390

Basic (loss) earnings per share attributable to Mohawk Industries, Inc.	$(1.55)	0.96

Weighted-average common shares outstanding - basic	68,433	68,375

Diluted (loss) earnings per share attributable Mohawk Industries, Inc.	$(1.55)	0.95

Weighted-average common shares outstanding - diluted	68,433	68,579

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 28, 2009	March 29, 2008
Cash flows from operating activities:
Net (loss) earnings	$(105,887)	65,390
Adjustments to reconcile net (loss) earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	67,680	73,256
Deferred income taxes	(55,026)	2,618
Loss (gain) on disposal of property, plant and equipment	593	(671)
Excess tax benefit from stock-based compensation	(3)	(138)
Stock-based compensation expense	2,519	2,545
Changes in operating assets and liabilities:
Receivables	(95,522)	(121,704)
Inventories	176,490	(11,017)
Accounts payable and accrued expenses	46,009	(69,767)
Other assets and prepaid expenses	(1,674)	(14,900)
Other liabilities	2,740	(5,791)

Net cash provided by (used in) operating activities	37,919	(80,179)

Cash flows from investing activities:
Additions to property, plant and equipment, net	(27,093)	(55,971)

Net cash used in investing activities	(27,093)	(55,971)

Cash flows from financing activities:
Payments on revolving line of credit	(256,557)	(303,181)
Proceeds from revolving line of credit	242,354	300,684
Net change in asset securitization borrowings	30,000	80,000
Borrowings (payments) on term loan and other debt	11,046	(147)
Excess tax benefit from stock-based compensation	3	138
Change in outstanding checks in excess of cash	7,123	40,660
Proceeds from stock transactions	9	854

Net cash provided by financing activities	33,978	119,008

Effect of exchange rate changes on cash and cash equivalents	(1,771)	827

Net change in cash and cash equivalents	43,033	(16,315)
Cash and cash equivalents, beginning of period	93,519	89,604

Cash and cash equivalents, end of period	$136,552	73,289

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

1. Interim reporting

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto, and the Company’s description of critical accounting policies, included in the Company’s 2008 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

2. New pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of financial instruments according to a fair value hierarchy. Additionally, companies are required to provide certain disclosures regarding instruments within the hierarchy, including a reconciliation of the beginning and ending balances for each major category of assets and liabilities. SFAS No. 157 is effective for the Company’s fiscal year beginning January 1, 2008 for financial assets and liabilities and January 1, 2009 for non-financial assets and liabilities. The Company’s adoption of SFAS No. 157 for financial assets and liabilities on January 1, 2008 and non-financial assets and liabilities on January 1, 2009 did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The adoption of SFAS No. 141R on January 1, 2009 did not have a material impact on the Company’s consolidated financial statements, although the adoption of SFAS No. 141R will impact the recognition and measurement of future business combinations and certain income tax benefits recognized from prior business combinations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 160 on January 1, 2009 did not have a material impact on the Company’s consolidated financial statements. Upon adoption the Company reclassified $31,130 on the condensed consolidated balance sheets from other long-term liabilities to noncontrolling interest within equity.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The provisions of SFAS No. 161 are effective for the first quarter of 2009. The adoption of SFAS No. 161 on January 1, 2009 did not have a material impact on the Company’s consolidated financial statements.

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

3. Receivables, net

Receivables, net are as follows:

	March 28, 2009	December 31, 2008
Customers, trade	$793,877	722,669
Other (1)	55,721	35,993

	849,598	758,662
Less allowance for discounts, returns, claims and doubtful accounts	64,921	62,378

Receivables, net	$784,677	696,284

(1)	During the first quarter of 2009, the Company recorded an interim U.S. income tax receivable of $33,220.

4. Inventories

The components of inventories are as follows:

	March 28, 2009	December 31, 2008
Finished goods	$630,318	767,138
Work in process	93,378	104,394
Raw materials	261,767	296,740

Total inventories	$985,463	1,168,272

5. Goodwill and intangible assets

The components of goodwill and other intangible assets are as follows:

Goodwill:

	Dal-Tile	Unilin	Total
Balance as of January 1, 2009	$654,983	744,451	1,399,434
Currency translation during the period	—	(30,882)	(30,882)

Balance as of March 28, 2009	$654,983	713,569	1,368,552

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Intangible assets:

	Tradenames
Indefinite life assets not subject to amortization:
Balance as of January 1, 2009	$472,399
Currency translation during the period	(15,295)

Balance as of March 28, 2009	$457,104

	Customer relationships	Patents	Tradename	Total
Intangible assets subject to amortization:
Balance as of January 1, 2009	$204,064	171,387	—	375,451
Intangible assets recognized during the period	—	—	1,105	1,105
Amortization during period	(10,960)	(5,989)	(12)	(16,961)
Currency translation during the period	(7,243)	(9,529)	—	(16,772)

Balance as of March 28, 2009	$185,861	155,869	1,093	342,823

	Three Months Ended
	March 28, 2009	March 29, 2008
Amortization expense	$16,961	19,479

6. Accounts payable and accrued expenses

Accounts payable and accrued expenses are as follows:

	March 28, 2009	December 31, 2008
Outstanding checks in excess of cash	$19,735	12,612
Accounts payable, trade	288,916	315,053
Accrued expenses	338,759	267,051
Accrued interest	33,568	45,493
Income taxes payable	42,423	40,798
Deferred tax liability	2,026	3,030
Accrued compensation	102,970	98,094

Total accounts payable and accrued expenses	$828,397	782,131

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

7. Product Warranties

The Company warrants certain qualitative attributes of its products for up to 33 years. The Company records a provision for estimated warranty and related costs, which is included in accrued expenses on the condensed consolidated balance sheets. The provision for warranty and related costs is calculated based on the Company’s historical claims experience and assumes that new claims will develop in a manner consistent with previous experience. However, actual experience could vary from estimates due to such factors as the nature and frequency of claims and future costs of repairs and replacements. The warranty obligation is as follows:

	Three Months Ended
	March 28, 2009	March 29, 2008
Balance at beginning of period	$56,460	46,187
Warranty claims paid during the period	(30,713)	(18,764)
Pre-existing warranty accrual adjustment during the period (1)	110,224	—
Warranty expense during the period	11,274	13,184

Balance at end of period	$147,245	40,607

(1)	The adjustment to warranty accruals in 2009 relates to an increase in the claims rate recognized late in the first quarter of 2009, related to certain discontinued commercial carpet tile.

8. Comprehensive (loss) income

Comprehensive (loss) income is as follows:

	Three Months Ended
	March 28, 2009	March 29, 2008
Net (loss) earnings	$(104,909)	66,729
Other comprehensive (loss) income:
Foreign currency translation	(90,887)	172,361
Unrealized (loss) gain on derivative instruments, net of income taxes	(228)	437

Comprehensive (loss) income	(196,024)	239,527

Comprehensive income attributable to the noncontrolling interest	(978)	(1,339)

Comprehensive (loss) income attributable to Mohawk Industries, Inc.	$(197,002)	238,188

9. Stock-based compensation

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

The Company granted 76 and 146 options to employees at a weighted-average grant-date fair value of $9.17 and $20.26 per share for the three months ended March 28, 2009 and March 29, 2008, respectively. The Company recognized stock-based compensation costs related to stock options of $1,080 ($684 net of taxes) and $1,579 ($1,000 net of taxes) for the three months ended March 28, 2009 and March 29, 2008, respectively, which has been allocated to selling, general and administrative expenses. Pre-tax unrecognized compensation expense for stock options granted to employees and outside directors, net of estimated forfeitures, was $6,883 as of March 28, 2009, and will be recognized as expense over a weighted-average period of approximately 2.6 years.

The fair value of the option award is estimated on the date of grant using the Black-Scholes-Merton valuation model. Expected volatility is based on the historical volatility of the Company’s common stock. The Company uses historical data to estimate option exercise and forfeiture rates within the valuation model.

The Company granted 114 and 62 RSU’s at a weighted-average grant-date fair value of $29.34 and $74.41 per unit for the three months ended March 28, 2009 and March 29, 2008, respectively. The Company recognized stock-based compensation costs related to the issuance of RSU’s of $1,373 ($870 net of taxes) and $890 ($564 net of taxes) for the three months ended March 28, 2009 and March 29, 2008, respectively, which has been allocated to selling, general and administrative expenses. Pre-tax unrecognized compensation expense for unvested RSU’s granted to employees, net of estimated forfeitures, was $9,115 as of March 28, 2009, and will be recognized as expense over a weighted-average period of approximately 2.5 years.

The Company granted 3 restricted stock awards for the three months ended March 28, 2009. Compensation expense for restricted stock awards for the three months ended March 28, 2009 and March 29, 2008, respectively, was not significant.

10. Earnings (loss) per share

The Company applies the provisions of SFAS No. 128, “Earnings per Share,” which requires companies to present basic earnings (loss) per share (“EPS”) and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings (loss) of the Company, if dilutive.

Dilutive common stock options and RSU’s are included in the diluted EPS calculation using the treasury stock method, if dilutive. Excluded from the computation of diluted EPS are stock options to purchase common shares and RSU’s of 1,252 shares for the three month period ended March 29, 2008 because their effect would have been anti-dilutive. For the three months ended March 28, 2009, all outstanding common stock options to purchase common shares and unvested restricted shares (units) were excluded from the calculation of diluted loss per share because their effect on loss per common share was anti-dilutive.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 28, 2009	March 29, 2008
Net (loss) earnings	$(105,887)	65,390

Weighted-average common shares outstanding-basic and diluted:
Weighted-average common shares outstanding - basic	68,433	68,375
Add weighted-average dilutive potential common shares - options and RSU’s to purchase common shares, net	—	204

Weighted-average common shares outstanding-diluted	68,433	68,579

Basic (loss) earnings per share attributable to Mohawk Industries, Inc.	$(1.55)	0.96

Diluted (loss) earnings per share attributable to Mohawk Industries, Inc.	$(1.55)	0.95

11. Supplemental Condensed Consolidated Statements of Cash Flows Information

	Three Months Ended
	March 28, 2009	March 29, 2008
Net cash paid during the period for:
Interest	$43,429	47,621

Income taxes	$9,085	28,808

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

The accounting policies for each operating segment are consistent with the Company’s policies for the consolidated financial statements. Amounts disclosed for each segment are prior to any elimination or consolidation entries. Corporate general and administrative expenses attributable to each segment are estimated and allocated accordingly. Segment performance is evaluated based on operating (loss) income.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Segment information is as follows:	Three Months Ended
	March 28, 2009	March 29, 2008
Net sales:
Mohawk	$594,331	905,044
Dal-Tile	358,478	449,051
Unilin	268,466	403,755
Intersegment Sales	(12,936)	(19,753)

	$1,208,339	1,738,097

Operating (loss) income:
Mohawk	$(179,055)	22,241
Dal-Tile	21,129	56,941
Unilin	14,552	49,956
Corporate and Eliminations	(2,510)	(4,820)

	$(145,884)	124,318

	As of
	March 28, 2009	December 31, 2008
Assets:
Mohawk	$1,773,447	1,876,696
Dal-Tile	1,662,595	1,693,765
Unilin	2,577,698	2,663,599
Corporate and Eliminations	273,896	212,115

	$6,287,636	6,446,175

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

In Collins & Aikman Floorcoverings, Inc., et. al. v. Interface, Inc., United States District Court for the Northern District of Georgia (Rome Division), Mohawk Industries, Inc. joined Collins & Aikman Floorcoverings, Inc. (“CAF”) and Shaw Industries Group, Inc. (“Shaw”) in suing Interface, Inc. (“Interface”)

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

for declaratory judgments that United States Patent 6,908,656 (the “Patent”), assigned to Interface and relating to certain styles of carpet tiles, is not infringed and is invalid. Also in June 2005, in Interface, Inc., et el. v. Mohawk Industries, Inc., et al. United States District Court for the Northern District of Georgia (Atlanta Division), Interface sued Mohawk Industries, Inc., Mohawk Carpet Corporation, and Mohawk Commercial, Inc. for allegedly infringing the Patent. Interface brought similar suits against entities affiliated with CAF and Shaw. Interface is seeking monetary damages as well as injunctive relief. The cases have been consolidated in the United States District Court for the Northern District of Georgia (Rome Division). In January 2008, the Company joined CAF and Shaw in filing motions that the Patent was invalid, that it was not willfully infringed, and that Interface could not obtain damages for lost profits. On February 24, 2009, the District Court (i) denied motions by the Company, CAF and Shaw that the patent was invalid and that Interface could not obtain damages for lost profits, and (ii) granted their motions that should infringement be found that any such infringement would not be willful. The Company is vigorously pursuing its declaratory judgment claims of invalidity and non-infringement with respect to the Patent and defending against the claims brought by Interface for infringement of the Patent. A trial date has been set for the third quarter of 2009.

The Company believes that adequate provisions for resolution of all contingencies, claims and pending litigation have been made for probable losses and that the ultimate outcome of these actions will not have a material adverse effect on its financial condition but could have a material adverse effect on its results of operations in a given quarter or year.

During the fourth quarter of 2008, the Company recorded pre-tax business restructuring charges of $29,670. The charge included $13,065 for lease impairments, $12,449 for asset write-downs, $3,340 for employee severance costs and $816 for other restructuring costs. At December 31, 2008, the Company had accrued liabilities relating to the restructuring of $12,711 related to lease impairments that will be paid over the next six years and $2,070 for employee severance costs that will be paid during 2009. The activity for the first quarter of 2009 is as follows:

	Balance at December 31, 2008	Provisions	Cash Payments	Balance at March 28, 2009
Lease impairments	$12,711	—	(1,115)	11,596
Severance	2,070	—	(1,357)	713

Total	$14,781	—	(2,472)	12,309

14. Fair Value of Financial Instruments—Derivatives

Natural Gas Risk Management

The Company uses natural gas futures contracts to manage unanticipated changes in natural gas prices. The contracts are based on forecasted usage of natural gas measured in Million British Thermal Units (“MMBTU”). The Company has designated the natural gas futures contracts as cash flow hedges. The outstanding contracts are valued at market with the offset applied to other comprehensive (loss) income (“OCI”), net of applicable income taxes and any hedge ineffectiveness. Gains or losses on the effective portion of the derivatives are reclassified from OCI and recognized in cost of sales in the same period or periods during which the hedged transaction affects earnings. Any ineffective portion of the derivatives is recognized in cost of sales during the period within the condensed consolidated statements of operations. The Company enters into futures contracts that closely match the terms of the underlying transactions. As a result, the ineffective portion of the open hedge contracts as of March 28, 2009 is not material to the condensed consolidated statements of operations. As of March 28, 2009, the Company had natural gas contracts that mature from April 2009 to December 2009 with an aggregate notional amount of approximately 2,160 MMBTU’s. The fair value of these contracts was a liability of $7,549 as of March 28, 2009, which is included in accounts payable and accrued expenses in the condensed consolidated balance sheets. The offset to this liability is recorded in other comprehensive income, net of applicable income taxes. The amount that the Company anticipates will be

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

reclassified out of accumulated other comprehensive income (“AOCI”) in the next twelve months is a loss of approximately $4,793, net of taxes.

The following tables summarize activities related to the Company’s derivative instruments, classified as cash flow hedges in accordance with SFAS No. 133 for the period ended March 28, 2009:

Loss Recognized in AOCI (Effective Portion), Net of Tax:

March 28, 2009
Natural gas futures contracts	$3,086

Loss Reclassified from AOCI into Income, Net of Tax:

	Location	March 28, 2009
Natural gas futures contracts	Cost of sales	$2,032

Foreign Currency Risk Management

The Company enters into foreign exchange forward contracts to hedge foreign denominated costs associated with its operations in Mexico. The objective of these transactions is to reduce the impact of the volatility of exchange rates by fixing a portion of these costs in U.S. currency. Accordingly, these contracts have been designated as cash flow hedges. Gains and losses on the effective portion of the derivatives are reclassified from other comprehensive income and recognized in cost of sales in the same period or periods during which the hedged transaction affects earnings. Any ineffective portion of the derivatives is recognized in cost of goods sold during the period within the condensed consolidated statements of operations. The Company enters into futures contracts that closely match the terms of the underlying transactions. As a result, the ineffective portion of the open hedge contracts as of March 28, 2009 is not material to the condensed consolidated statements of operations. The Company had forward contracts to purchase approximately 196,652 Mexican pesos as of March 28, 2009. The fair value of these contracts was a liability of $3,937 as of March 28, 2009, which is included in accounts payable and accrued expenses in the condensed consolidated balance sheets. The aggregate U.S. dollar value of these contracts as of March 28, 2009 was approximately $17,378. The offset to these liabilities is recorded in other comprehensive income (loss), net of applicable income taxes. The amount that the Company anticipates will be reclassified out of accumulated other comprehensive income in the next twelve months is a loss of approximately $2,500, net of taxes.

The following tables summarize activities related to the Company’s derivative instruments, classified as cash flow hedges in accordance with SFAS No. 133 for the period ended March 28, 2009:

Loss Recognized in AOCI (Effective Portion), Net of Tax:

March 28, 2009
Foreign exchange forward contracts	$121

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Loss Reclassified from AOCI into Income, Net of Tax:

	Location	March 28, 2009
Foreign exchange forward contracts	Cost of sales	$947

The Company measures its financial and non-financial assets and liabilities at fair value within the condensed consolidated financial statements. The Company has derivative contracts, which include natural gas futures contracts and foreign exchange forward contracts. The income approach is used to determine fair value, which consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contracts using observable market inputs such as natural gas and foreign exchange spot and forward rates, interest rates, the Company’s credit risk and its counterparties’ credit risks. As of March 28, 2009, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to its own credit risk.

The following table provides a summary of the fair values of financial assets and liabilities subject to SFAS No. 157:

		Fair Value Measurements as of March 28, 2009 Using
	March 28, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liabilities	$11,485	—	11,485	—

15. Income taxes

In accordance with Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” (“APB 28”) and FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods — an interpretation of APB Opinion No. 28” (“FIN 18”), at the end of each interim period, the Company is required to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on an interim period. However, in certain circumstances where the Company is unable to make a reliable estimate of the annual effective tax rate, FIN 18 allows the actual effective tax rate for the interim period to be used in the interim period. For the first quarter ended March 28, 2009, the Company calculated its effective rate for the interim period and applied that rate to the interim period results because it was unable to reasonably estimate its annual effective rate due to fluctuations in its annual pre-tax income and loss between quarters, including the effects caused by multiple tax jurisdictions.

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

The Company reported net loss of $105.9 million or diluted loss per share of $1.55 for the first quarter of 2009, compared to net earnings of $65.4 million or $0.95 earnings per share for the first quarter of 2008. The change in earnings per share resulted primarily from the impact of lower sales volumes, which the Company believes is attributable to slowing U.S. residential housing, commercial and European demand, an increase in warranty requirements for certain commercial carpet tiles and the impact of two fewer shipping days in the first quarter of 2009 compared to the same period in 2008. Accordingly, the Company has adjusted its working capital levels to reflect the current sales demands and production levels of its business.

At the end of the first quarter of 2009, the Company recognized a higher trend of incidents related to the use of new technology in certain commercial carpet tiles and recorded a $110.2 million carpet sales allowance and a $12.4 million inventory write-off. The Company discontinued sales of the commercial carpet tile possessing this new technology and has substituted it with an established technology. The amounts recorded reflect the Company’s best reasonable estimate but the actual amount of claims and related costs could vary from such estimates.

Although the Company cannot determine with certainty as to when the deteriorating market conditions will stabilize and begin to improve, the Company believes it is well-positioned in the long-term as the industry improves. The Company continues to monitor expenses and manufacturing capacity based on current industry conditions and will continue to adjust as required.

Results of Operations

Quarter Ended March 28, 2009, as Compared with Quarter Ended March 29, 2008

Net Sales

Net sales for the quarter ended March 28, 2009 were $1,208.3 million, reflecting a decrease of $529.8 million, or 30.5%, from the $1,738.1 million reported for the quarter ended March 29, 2008. The decrease was primarily driven by a decline in sales volumes of approximately $343 million due to the continued decline in the U.S. residential market, softening commercial demand and slowing European demand, a decrease of approximately $110 million due to an increase in warranty requirements described above in the overview, a decline of approximately $47 million due to unfavorable price and product mix and a decline of approximately $30 million due to unfavorable foreign exchange rates.

Mohawk Segment - Net sales decreased $310.7 million, or 34.3%, to $594.3 million in the current quarter compared to $905.0 million in the first quarter of 2008. The decrease was primarily driven by a decline in sales volumes of approximately $180 million due to the continued decline in the U.S. residential market and softening commercial demand, a decrease of approximately $110 million due to an increase in warranty requirements described above in the overview and a decline of approximately $21 million due to the net effect of price and product mix.

Dal-Tile Segment - Net sales decreased $90.6 million, or 20.2%, to $358.5 million in the current quarter compared to $449.1 million in the first quarter of 2008. The decrease was primarily driven by a decline in sales volumes of approximately $74 million due to the continued decline in the U.S. residential market and softening commercial demand and a decline of approximately $10 million due to unfavorable product mix as customers trade down.

Unilin Segment - Net sales decreased $135.3 million, or 33.5%, to $268.5 million in the current quarter compared to $403.8 million in the first quarter of 2008. The decrease was driven by a decline in sales volumes of approximately $89 million due to the continued decline in the U.S. residential market and slowing European demand, a decline of approximately $30 million due to unfavorable foreign exchange rates and a decline of approximately $16 million due to the net effect of price and product mix.

Gross profit

Gross profit for the first quarter of 2009 was $153.7 million (12.7% of net sales) and represented a decrease of $306.1 million compared to gross profit of $459.8 million (26.5% of net sales) for the prior year’s first quarter. Gross profit in the current quarter was unfavorably impacted by a decrease of approximately $115 million resulting from a decline in sales volume, a decline of approximately $110 million due to an increase in warranty requirements described above in the overview, a decrease of approximately $30 million for higher manufacturing costs as a result of the lower volumes and a decline of approximately $30 million due to the net effect of price and product mix.

Selling, general and administrative expenses

Selling, general and administrative expenses for the first quarter of 2009 were $299.6 million (24.8% of net sales), reflecting a decrease of $35.9 million, or 10.7%, compared to $335.5 million (19.3% of net sales) for the prior year’s first quarter. The decrease in selling, general and administrative expenses is attributable to various cost savings initiatives implemented by the Company, offset by approximately $6 million due to unfavorable foreign exchange rates.

Operating (loss) income

Operating loss for the first quarter of 2009 was $145.9 million reflecting a decrease of $270.2 million compared to operating income of $124.3 million (7.2% of net sales) in the first quarter of 2008. The decrease was primarily driven by a decline in sales volumes of approximately $115 million, a decline of approximately $110 million due to an increase in warranty requirements described above in the overview and a decline of approximately $30 million due to the net effect of price and product mix.

Mohawk Segment - Operating loss was $179.1 million in the first quarter of 2009 reflecting a decrease of $201.3 million compared to operating income of $22.2 million (2.5% of segment net sales) in the first quarter of 2008. The decrease was primarily due to a decline of approximately $110 million due to an increase in warranty requirements described above in the overview, a decline in sales volumes of approximately $51 million, higher manufacturing costs as a result of the lower volumes of approximately $18 million, net of cost savings initiatives, and a decline of approximately $10 million due to the net effect of price and product mix.

Dal-Tile Segment - Operating income was $21.1 million (5.9% of segment net sales) in the first quarter of 2009 reflecting a decrease of $35.8 million compared to operating income of $56.9 million (12.7% of segment net sales) for the first quarter of 2008. The decrease was primarily due to a decline in sales volumes of approximately $32 million and higher manufacturing costs as a result of the lower volumes of approximately $4 million, net of cost savings initiatives.

Unilin Segment - Operating income was $14.6 million (5.4% of segment net sales) in the first quarter of 2009 reflecting a decrease of $35.4 million compared to operating income of $50.0 million (12.4% of segment net sales) for the first quarter of 2008. The decrease was primarily due to a decline in sales volumes of approximately $31 million, a decline of approximately $16 million due to the net effect of price and product mix, partially offset by lower costs for raw materials and cost savings initiatives of approximately $19 million.

Interest expense

Interest expense for the first quarter of 2009 was $30.2 million compared to $33.8 million in the first quarter of 2008. The decrease in interest expense was directly related to lower average debt levels in the current quarter when compared to the first quarter of 2008, partially offset by higher interest rates on the Company’s notes.

Income tax (benefit) expense

For the first quarter of 2009, the Company recorded an income tax benefit of $72.8 million on a pre-tax book loss of $177.7 million for an effective tax rate of 41.0%, as compared to a provision of $22.4 million on pre-tax book income of $89.1 for an effective tax rate of 25.1% for the same period in 2008. In accordance with Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” (“APB 28”) and FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods — an interpretation of APB Opinion No. 28” (“FIN 18”), at the end of each interim period, the Company is required to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on an interim period. However, in certain circumstances where the Company is unable to make a reliable estimate of the annual effective tax rate, FIN 18 allows the actual effective tax rate for the interim period to be used in the interim period. For the first quarter ended March 28, 2009, the Company calculated its effective rate for the interim period and applied that rate to the interim period results because it was unable to reasonably estimate its annual effective rate due to fluctuations in its annual pre-tax income and loss between quarters, including the effects caused by multiple tax jurisdictions.

Liquidity and Capital Resources

The Company’s primary capital requirements are for working capital, capital expenditures and acquisitions. The Company’s capital needs are met primarily through a combination of internally generated funds, bank credit lines, term and senior notes, the sale of trade receivables and credit terms from suppliers.

Cash flows provided by operations for the first three months of 2009 were $37.9 million compared to cash flows used in operations of $80.2 million for the first three months of 2008. The increase in operating cash flows for the first three months of 2009 as compared to the first three months of 2008 is primarily attributable to lower inventories as a result of lower sales demand and improved accounts payable days, partially offset by lower receivables due to lower sales.

Net cash used in investing activities for the first three months of 2009 was $27.1 million compared to $56.0 million for the first three months of 2008. The decrease is due to lower capital spending during 2009 as compared to 2008. Capital spending during the remainder of 2009, excluding acquisitions, is expected to range from $90 million to $100 million, and will be used primarily to purchase equipment and to streamline manufacturing capacity.

Net cash provided by financing activities for the first three months of 2009 was $34.0 million compared to net cash provided by financing activities of $119.0 million for the same period in 2008. The change in cash provided by financing activities as compared to 2008 is primarily attributable to lower borrowings due to lower working capital requirements as a result of lower sales.

On October 28, 2005, the Company entered into a $1.5 billion five-year, senior, unsecured, revolving credit and term loan facility (the “senior unsecured credit facilities”). The senior unsecured credit facilities replaced a then-existing credit facility and various uncommitted credit lines. The senior unsecured credit facilities consist of (i) a multi-currency $750.0 million revolving credit facility, which matures on October 28, 2010, (ii) a $389.2 million term loan facility, which was repaid in 2006, and (iii) a Euro 300.0 million term loan facility, which was repaid in 2008. On December 31, 2008, the Company amended this facility and reduced the $750 million revolving credit facility to $650 million by eliminating the credit commitment of Lehman Brothers Holdings Inc. under the defaulting lender provision of the senior unsecured credit facilities. The Company believes the remaining banks in its revolving credit facility are stable and that the remaining availability is adequate to meet its liquidity requirements.

As of March 28, 2009, the amount used under the revolving credit facility of the senior unsecured credit facilities was $156.6 million leaving a total of approximately $493.4 million available under the revolving credit facility. The amount used under the revolving credit facility is composed of $39.4 million borrowings, $55.6 million standby letters of credit guaranteeing the Company’s industrial revenue bonds and $61.6 million standby letters of credit related to various insurance contracts and foreign vendor commitments.

Borrowings outstanding under the senior unsecured credit facilities bears interest, at the Company’s option, at (i) the greater of (x) prime rate or (y) the overnight federal funds rate plus 0.50%, or (ii) LIBOR plus an indexed amount based on the Company’s senior, unsecured, long-term debt rating.

On November 8, 2005, one of the Company’s subsidiaries entered into a Euro 130.0 million, five-year unsecured, revolving credit facility, maturing on November 8, 2010 (the “Euro revolving credit facility”). This agreement bears interest at EURIBOR plus an indexed amount based on the Company’s senior, unsecured, long-term debt rating. The Company guaranteed the obligations of that subsidiary under the Euro revolving credit facility and any of the Company’s other subsidiaries that become borrowers under the Euro revolving credit facility. As of March 28, 2009, the Company had no borrowings outstanding under this facility and a total of $173 million (USD equivalent) was available to its European operations under the Company’s €130 million Euro revolving credit facility.

The Company’s senior unsecured credit facilities and the Euro revolving credit facility both contain debt to capital ratio requirements and other customary covenants. The Company was in compliance with these covenants as of March 28, 2009. Under both of these credit facilities, the Company must pay an annual facility fee ranging from 0.06% to 0.25% depending upon the Company’s senior, unsecured long-term debt rating.

The Company has an on-balance sheet trade accounts receivable securitization agreement (“Securitization Facility”) which matures on July 27, 2009. As of March 28, 2009, the Company had $77.4 million outstanding secured by trade receivables. The Securitization Facility allows the Company to borrow up to $250.0 million based on available accounts receivable.

On January 17, 2006, the Company issued $500.0 million aggregate principal amount of 5.750% notes due 2011 and $900.0 million aggregate principal amount of 6.125% notes due 2016. Interest payable on each series of the notes is subject to adjustment if either Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services, or both, downgrades the rating they have assigned to the notes. Each rating agency downgrade results in a 0.25% increase in the interest rate, subject to a maximum increase of 1% per rating agency. If later the rating of these notes improves, then the interest rates would be reduced accordingly. Each 0.25% increase in the interest rate of these notes would increase the Company’s interest expense by approximately $3.5 million per year. On February 25, 2009, Moody’s Investors Service, Inc. downgraded its ratings on the Company’s senior unsecured notes to Ba1 from Baa3 with a negative rating outlook. On March 13, 2009, Standard’s & Poors’s Ratings Services downgraded its ratings on the Company’s senior unsecured notes to BB+ from BBB-, with a stable outlook. These downgrades will increase the Company’s interest expense by approximately $7.0 million per year and could adversely affect the cost of and ability to obtain additional credit in the future. Additional downgrades in the Company’s credit rating could further increase the cost of its existing credit and adversely affect the cost of and ability to obtain additional credit in the future.

In 2002, the Company issued $400.0 million aggregate principal amount of its senior 7.2% notes due 2012.

The Company believes that cash generated from operations in 2009 and availability under its existing revolving credit facility will be sufficient to meet its capital expenditures and working capital requirements in 2009.

Contractual Obligations

There have been no significant changes to the Company’s contractual obligations as disclosed in the Company’s 2008 Annual Report filed on Form 10-K.

Critical Accounting Policies and Estimates

There have been no significant changes to the Company’s critical accounting policies and estimates during the period. The Company’s critical accounting policies and estimates are described in its 2008 Annual Report filed on Form 10-K.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of financial instruments according to a fair value hierarchy. Additionally, companies are required to provide certain disclosures regarding instruments within the hierarchy, including a reconciliation of the beginning and ending balances for each major category of assets and liabilities. SFAS No. 157 is effective for the Company’s fiscal year beginning January 1, 2008 for financial assets and liabilities and January 1, 2009 for non-financial assets and liabilities. The Company adoption of SFAS No. 157 for financial assets and liabilities on January 1, 2008 and non-financial assets and liabilities on January 1, 2009 did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The adoption of SFAS No. 141R on January 1, 2009 did not have a material impact on the Company’s consolidated financial statements, although the adoption of SFAS 141R will impact the recognition and measurement of future business combinations and certain income tax benefits recognized from prior business combinations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 160 on January 1, 2009 did not have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The provisions of SFAS No. 161 are effective for the first quarter of 2009. The adoption of SFAS No. 161 on January 1, 2009 did not have a material impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted

Accounting Principles.” The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

Impact of Inflation

Inflation affects the Company’s manufacturing costs, distribution costs and operating expenses. The carpet, tile and laminate industry experienced significant inflation in the prices of raw materials and fuel-related costs beginning in the first quarter of 2004, and the prices increased dramatically during the latter part of 2008, peaking in the second half of 2008. Prices of raw materials have subsequently moderated. For the period from 1999 through the beginning of 2004, the carpet and tile industry experienced moderate inflation in the prices of raw materials and fuel-related costs. In the past, the Company has generally been able to pass along these price increases to its customers and has been able to enhance productivity to help offset increases in costs resulting from inflation in its operations. However, the spike in these prices during 2008 was rapid and relatively brief, which will likely limit the Company’s ability to fully recoup these added costs through price increases.

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

Forward-Looking Information

Certain of the statements in this Form 10-Q, particularly those anticipating future performance, business prospects, growth and operating strategies, proposed acquisitions, and similar matters, and those that include the words “believes,” “anticipates,” “forecast,” “estimates” or similar expressions constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For those statements, Mohawk claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. There can be no assurance that the forward-looking statements will be accurate because they are based on many assumptions, which involve risks and uncertainties. The following important factors could cause future results to differ: changes in economic or industry conditions; competition; raw material prices; energy costs and supply; timing and level of capital expenditures; impairment charges; integration of acquisitions; introduction of new products; rationalization of operations; claims; litigation; and other risks identified in Mohawk’s SEC reports and public announcements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes to the Company’s exposure to market risk as disclosed in the Company’s 2008 Annual Report filed on Form 10-K.

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

In Collins & Aikman Floorcoverings, Inc., et. al. v. Interface, Inc., United States District Court for the Northern District of Georgia (Rome Division), Mohawk Industries, Inc. joined Collins & Aikman Floorcoverings, Inc. (“CAF”) and Shaw Industries Group, Inc. (“Shaw”) in suing Interface, Inc. (“Interface”) for declaratory judgments that United States Patent 6,908,656 (the “Patent”), assigned to Interface and relating to certain styles of carpet tiles, is not infringed and is invalid. Also in June 2005, in Interface, Inc., et el. v. Mohawk Industries, Inc., et al. United States District Court for the Northern District of Georgia (Atlanta Division), Interface sued Mohawk Industries, Inc., Mohawk Carpet Corporation, and Mohawk Commercial, Inc. for allegedly infringing the Patent. Interface brought similar suits against entities affiliated with CAF and Shaw. Interface is seeking monetary damages as well as injunctive relief. The cases have been consolidated in the United States District Court for the Northern District of Georgia (Rome Division). In January 2008, the Company joined CAF and Shaw in filing motions that the Patent was invalid, that it was not willfully infringed, and that Interface could not obtain damages for lost profits. On February 24, 2009, the District Court (i) denied motions by the Company, CAF and Shaw that the patent was invalid and that Interface could not obtain damages for lost profits, and (ii) granted their motions that should infringement be found that any such infringement would not be willful. The Company is vigorously pursuing its declaratory judgment claims of invalidity and non-infringement with respect to the Patent and defending against the claims brought by Interface for infringement of the Patent. A trial date has been set for the third quarter of 2009.

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

The current uncertainty in the credit markets could also limit demand for our products, and affect the overall availability and cost of credit. At this time, it is unclear whether and to what extent the actions taken by the U.S. government, and other measures currently being implemented or contemplated, will mitigate the effects of the situation. While we do not anticipate any immediate need to access the credit markets, the impact of the current situation on our ability to obtain financing in the future, and the cost and terms of it, is uncertain. These and other economic factors could have a material adverse effect on demand for our products and on our financial condition and operating results. Further, these generally negative economic and business conditions may factor into our periodic credit ratings assessment by either or both Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services. The rating agency’s evaluation is based on a number of factors, which include scale and diversification, brand strength, profitability, leverage, liquidity and interest coverage. On February 25, 2009, Moody’s Investors Service, Inc. downgraded its ratings on the Company’s senior unsecured notes to Ba1 from Baa3 with a negative rating outlook. On March 13, 2009, Standard’s & Poors’s Ratings Services downgraded its ratings on the Company’s senior unsecured notes to BB+ from BBB-, with a stable outlook. These downgrades will increase the Company’s interest expense by approximately $7.0 million per year and could adversely affect the cost of and ability to obtain additional credit in the future. Additional downgrades in the Company’s credit rating could further increase the cost of its existing credit and adversely affect the cost of and ability to obtain additional credit in the future, and the Company can provide no assurances that additional downgrades will not occur. Additionally, our credit facilities require us to meet certain financial covenants, including certain debt to capitalization ratios. Failure to comply with these covenants could materially and adversely affect our ability to finance our operations or capital needs and to engage in other activities that may be in our best interest.

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

Changes in laws or in the business, political and regulatory environments in which the Company operates could have a material adverse effect on the Company’s business.

The Company’s manufacturing facilities in Mexico and Europe represent a significant portion of the Company’s capacity for ceramic tile and laminate flooring, respectively, and the Company’s European operations represent a significant source of the Company’s revenues and profits. Accordingly, an event that has a material adverse impact on either of these operations or that changes the current tax treatment of the results thereof could have a material adverse effect on the Company. The business, regulatory and political environments in Mexico and Europe differ from those in the U.S., and the Company’s Mexican and European operations are exposed to legal, currency, tax, political, and economic risks specific to the countries in which they occur, particularly with respect to labor regulations, which tend to be more stringent in Europe and, to a lesser extent, Mexico. The Company cannot assure investors that the Company will succeed in developing and implementing policies and strategies to counter the foregoing factors effectively in each location where the Company does business and therefore that the foregoing factors will not have a material adverse effect on the Company’s operations or upon the Company’s financial condition and results of operations.

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

The Company has obtained a number of patents relating to the Company’s products and associated methods and has filed applications for additional patents, including the UNICLIC ® family of patents, which protects Unilin’s interlocking laminate flooring panel technology. The Company cannot assure investors that any patents owned by or issued to it will provide the Company with competitive advantages, that third parties will not challenge these patents, or that the Company’s pending patent applications will be approved. In addition, patent filings by third parties, whether made before or after the date of the Company’s filings, could render the Company’s intellectual property less valuable.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

No.	Description
10.1	Service Agreement, dated as of February 24, 2009, by and between Unilin Industries BVBA and BVBA “F. DeCock Management” (incorporated by reference to the Company’s Current Report on Form 8-K dated February 24, 2009).

31.1	Certification Pursuant to Rule 13a-14(a).

31.2	Certification Pursuant to Rule 13a-14(a).

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOHAWK INDUSTRIES, INC.
(Registrant)

Dated: April 29, 2009	By:	/s/ Jeffrey S. Lorberbaum
JEFFREY S. LORBERBAUM
Chairman, President and
Chief Executive Officer
(principal executive officer)

Dated: April 29, 2009	By:	/s/ Frank H. Boykin
FRANK H. BOYKIN
Chief Financial Officer
(principal financial officer)