Form 10-Q
period 2009-06-27
MOHAWK INDUSTRIES INC
filed 2009-08-03
CIK 851968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2009

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s classes of common stock as of July 27, 2009, the latest practicable date, is as follows: 68,450,737 shares of Common Stock, $.01 par value.

MOHAWK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

(In thousands)

(Unaudited)

	June 27, 2009	December 31, 2008
Current assets:
Cash and cash equivalents	$226,543	93,519
Receivables, net	778,456	696,284
Inventories	936,336	1,168,272
Prepaid expenses	127,866	125,603
Deferred income taxes and other assets	186,572	162,571

Total current assets	2,255,773	2,246,249

Property, plant and equipment, at cost	3,454,155	3,413,557
Less accumulated depreciation and amortization	1,589,854	1,487,815

Net property, plant and equipment	1,864,301	1,925,742

Goodwill	1,399,277	1,399,434
Tradenames	472,321	472,399
Other intangible assets, net	339,869	375,451
Deferred income taxes and other assets	24,148	26,900

	$6,355,689	6,446,175

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND EQUITY

(In thousands, except per share data)

(Unaudited)

	June 27, 2009	December 31, 2008
Current liabilities:
Current portion of long-term debt	$55,335	94,785
Accounts payable and accrued expenses	875,590	782,131

Total current liabilities	930,925	876,916
Deferred income taxes	383,139	419,985
Long-term debt, less current portion	1,804,086	1,860,001
Other long-term liabilities	107,216	104,340

Total liabilities	3,225,366	3,261,242

Commitments and contingencies
Equity:
Preferred stock, $.01 par value; 60 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 150,000 shares authorized; 79,485 and 79,461 shares issued in 2009 and 2008, respectively	795	795
Additional paid-in capital	1,222,372	1,217,903
Retained earnings	1,944,489	2,004,115
Accumulated other comprehensive income, net	256,477	254,535

	3,424,133	3,477,348
Less treasury stock at cost; 11,034 and 11,040 shares in 2009 and 2008, respectively	323,361	323,545

Total Mohawk Industries, Inc. stockholders’ equity	3,100,772	3,153,803
Noncontrolling interest	29,551	31,130

Total equity	3,130,323	3,184,933

	$6,355,689	6,446,175

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	June 27, 2009	June 28, 2008
Net sales	$1,406,012	1,840,045
Cost of sales	1,038,624	1,357,153

Gross profit	367,388	482,892
Selling, general and administrative expenses	292,710	336,829

Operating income	74,678	146,063

Other expense (income):
Interest expense	30,002	32,742
Other expense	1,136	3,158
Other income	(6,704)	(3,146)

	24,434	32,754

Earnings before income taxes	50,244	113,309
Income tax expense	3,037	22,893

Net earnings	47,207	90,416
Less: Net earnings attributable to the noncontrolling interest	946	1,638

Net earnings attributable to Mohawk Industries, Inc.	$46,261	88,778

Basic earnings per share attributable to Mohawk Industries, Inc.	$0.68	1.30

Weighted-average common shares outstanding - basic	68,449	68,403

Diluted earnings per share attributable to Mohawk Industries, Inc.	$0.67	1.29

Weighted-average common shares outstanding - diluted	68,613	68,617

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Six Months Ended
	June 27, 2009	June 28, 2008
Net sales	$2,614,351	3,578,142
Cost of sales	2,093,274	2,635,411

Gross profit	521,077	942,731
Selling, general and administrative expenses	592,283	672,350

Operating (loss) income	(71,206)	270,381

Other expense (income):
Interest expense	60,186	66,509
Other expense	7,335	8,265
Other income	(11,266)	(6,813)

	56,255	67,961

(Loss) earnings before income taxes	(127,461)	202,420
Income tax (benefit) expense	(69,759)	45,275

Net (loss) earnings	(57,702)	157,145
Less: Net earnings attributable to the noncontrolling interest	1,924	2,977

Net (loss) earnings attributable to Mohawk Industries, Inc.	$(59,626)	154,168

Basic (loss) earnings per share attributable to Mohawk Industries, Inc.	$(0.87)	2.25

Weighted-average common shares outstanding - basic	68,441	68,389

Diluted (loss) earnings per share attributable to Mohawk Industries, Inc.	$(0.87)	2.25

Weighted-average common shares outstanding - diluted	68,441	68,598

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 27, 2009	June 28, 2008
Cash flows from operating activities:
Net (loss) earnings attributable to Mohawk Industries, Inc.	$(59,626)	154,168
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	144,742	148,308
Deferred income taxes	(55,418)	5,661
Loss on disposal of property, plant and equipment	980	2,637
Excess tax benefit from stock-based compensation	1	264
Stock-based compensation expense	4,630	6,539
Changes in operating assets and liabilities:
Receivables	(82,474)	(148,645)
Inventories	230,640	34,375
Accounts payable and accrued expenses	88,790	401
Other assets and prepaid expenses	(281)	(16,493)
Other liabilities	(5,939)	(523)

Net cash provided by operating activities	266,045	186,692

Cash flows from investing activities:
Additions to property, plant and equipment	(52,923)	(105,810)

Net cash used in investing activities	(52,923)	(105,810)

Cash flows from financing activities:
Payments on revolving line of credit	(391,030)	(720,864)
Proceeds from revolving line of credit	331,940	615,398
Net change in asset securitization borrowings	(47,000)	—
Borrowings (payments) on term loan and other debt	10,831	(230)
Excess tax benefit from stock-based compensation	(1)	(264)
Change in outstanding checks in excess of cash	11,667	(2,831)
Proceeds from stock transactions	81	1,557

Net cash used in financing activities	(83,512)	(107,234)

Effect of exchange rate changes on cash and cash equivalents	3,414	786

Net change in cash and cash equivalents	133,024	(25,566)
Cash and cash equivalents, beginning of period	93,519	89,604

Cash and cash equivalents, end of period	$226,543	64,038

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 160 on January 1, 2009 did not have a material impact on the Company’s consolidated financial statements. Upon adoption, the Company reclassified $31,130 on the condensed consolidated balance sheets from other long-term liabilities to noncontrolling interest within equity.

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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

In April 2009, the FASB issued the FASB Staff Position on FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 requires disclosures about fair value of financial instruments in interim reporting periods of publicly-traded companies that were previously only required to be disclosed in annual financial statements. The provisions of FSP FAS 107-1 and APB 28-1 are effective for the second quarter of 2009. The adoption of this standard on June 27, 2009 did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued (“subsequent events”). More specifically, SFAS No. 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. SFAS No. 165 provides largely the same guidance on subsequent events which previously existed only in the auditing literature. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009, and is to be applied prospectively. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS No. 166”). SFAS No. 166 seeks to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. Specifically, SFAS No. 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS No. 166 is effective for annual and quarterly reporting periods that begin after November 15, 2009. The Company is currently evaluating the impact the adoption of SFAS No. 166 will have on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”). SFAS No. 167 amends FASB Interpretation No. 46(R), “Variable Interest Entities” for determining whether an entity is a variable interest entity (“VIE”) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Under SFAS No. 167, an enterprise has a controlling financial interest when it has a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. SFAS No. 167 also requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. SFAS No. 167 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. SFAS No. 167 is effective for annual and quarterly reporting periods that begin after November 15, 2009. The Company is currently evaluating the impact the adoption of SFAS No. 167 will have on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS No. 168 establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. SFAS No. 168 also replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” given that once in effect, the Codification will carry the same level of authority. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

3.	Receivables, net

Receivables, net are as follows:

	June 27, 2009	December 31, 2008
Customers, trade	$774,517	722,669
Other (1)	65,851	35,993

	840,368	758,662
Less allowance for discounts, returns, claims and doubtful accounts	61,912	62,378

Receivables, net	$778,456	696,284

(1)	During the first six months of 2009, the Company recorded an interim U.S. income tax receivable of $44,992.

4.	Inventories

The components of inventories are as follows:

	June 27, 2009	December 31, 2008
Finished goods	$598,573	767,138
Work in process	87,775	104,394
Raw materials	249,988	296,740

Total inventories	$936,336	1,168,272

5.	Goodwill and intangible assets

The components of goodwill and other intangible assets are as follows:

Goodwill:

	Dal-Tile	Unilin	Total
Balance as of January 1, 2009	$654,983	744,451	1,399,434
Currency translation during the period	—	(157)	(157)

Balance as of June 27, 2009	$654,983	744,294	1,399,277

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Intangible assets:

Indefinite life assets not subject to amortization:	Tradenames
Balance as of January 1, 2009	$472,399
Currency translation during the period	(78)

Balance as of June 27, 2009	$472,321

Intangible assets subject to amortization:	Customer relationships	Patents	Other	Total
Balance as of January 1, 2009	$204,064	171,387	—	375,451
Intangible assets recognized during the period	—	—	1,105	1,105
Amortization during period	(22,515)	(12,508)	(30)	(35,053)
Currency translation during the period	(898)	(736)	—	(1,634)

Balance as of June 27, 2009	$180,651	158,143	1,075	339,869

Amortization expense:

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Amortization expense	$18,092	20,542	35,053	40,021

6.	Accounts payable and accrued expenses

	June 27, 2009	December 31, 2008
Outstanding checks in excess of cash	$24,279	12,612
Accounts payable, trade	355,039	315,053
Accrued expenses	187,764	210,591
Product warranties	109,848	56,460
Accrued interest	49,687	45,493
Income taxes payable	40,752	40,798
Deferred tax liability	2,144	3,030
Accrued compensation	106,077	98,094

Total accounts payable and accrued expenses	$875,590	782,131

7.	Product warranties

The Company warrants certain qualitative attributes of its products for up to 33 years. The Company records a provision for estimated warranty and related costs, which is included in accounts payable and accrued expenses on the condensed consolidated balance sheets. The provision for warranty and related costs is calculated based on historical claims experience and assumes that new claims will develop in a manner consistent with previous experience. However, actual experience could vary from estimates due to such factors as the nature and frequency of claims and future costs of repairs and replacements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

The warranty obligation is as follows:

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Balance at beginning of period	$147,245	40,607	56,460	46,187
Warranty claims paid during the period	(47,883)	(19,154)	(78,596)	(35,310)
Pre-existing warranty accrual adjustment during the period (1)	—	—	110,224	—
Warranty expense during the period	10,486	20,775	21,760	31,351

Balance at end of period	$109,848	42,228	109,848	42,228

(1)	The adjustment to warranty accruals in 2009 relates to an increase in claims rates recognized late in the first quarter of 2009, related to certain discontinued commercial carpet tiles.

8.	Comprehensive income (loss)

Comprehensive income (loss) is as follows:

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Net earnings (loss)	$47,207	90,416	(57,702)	157,145
Other comprehensive income (loss):
Foreign currency translation	89,852	(173)	(1,035)	172,188
Unrealized gain on derivative instruments, net of income taxes	3,205	507	2,977	944

Comprehensive income (loss)	140,264	90,750	(55,760)	330,277
Comprehensive income attributable to the noncontrolling interest	(946)	(1,638)	(1,924)	(2,977)

Comprehensive income (loss) attributable to Mohawk Industries, Inc.	$139,318	89,112	(57,684)	327,300

9.	Stock-based compensation

The Company accounts for its stock-based compensation plans in accordance with SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”). Under SFAS No. 123R, all stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense in the statement of earnings over the requisite service period.

Under the Company’s 2007 Incentive Plan (“2007 Plan”), the Company reserved up to 3,200 shares of common stock for issuance upon the grant or exercise of stock options, restricted stock, restricted stock units (“RSU’s”) and other types of awards, as defined under the 2007 Plan. Option awards are granted with an exercise price equal to the market price of the Company’s common stock on the date of the grant and vest between three and five years with a 10-year contractual term. Restricted stock and RSU’s are granted with a price equal to the market price of the Company’s common stock on the date of the grant and vest between two and five years.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

The Company granted 76 and 146 options to employees at a weighted-average grant-date fair value of $9.17 and $20.26 per share for the six months ended June 27, 2009 and June 28, 2008, respectively. The Company recognized stock-based compensation costs related to stock options of $983 ($623 net of taxes) and $1,673 ($1,060 net of taxes) for the three months ended June 27, 2009 and June 28, 2008, respectively, and $2,063 ($1,307 net of taxes) and $3,252 ($2,060 net of taxes) for the six months ended June 27, 2009 and June 28, 2008, respectively, which has been allocated to selling, general and administrative expenses. Pre-tax unrecognized compensation expense for stock options granted to employees and outside directors, net of estimated forfeitures, was $5,888 as of June 27, 2009, and will be recognized as expense over a weighted-average period of approximately 2.4 years.

The fair value of the option award is estimated on the date of grant using the Black-Scholes-Merton valuation model. Expected volatility is based on the historical volatility of the Company’s common stock. The Company uses historical data to estimate option exercise and forfeiture rates within the valuation model.

The Company granted 114 and 72 RSU’s at a weighted-average grant-date fair value of $29.34 and $75.05 per unit for the six months ended June 27, 2009 and June 28, 2008, respectively. The Company recognized stock-based compensation costs related to the issuance of RSU’s of $1,119 ($709 net of taxes) and $2,225 ($1,409 net of taxes) for the three months ended June 27, 2009 and June 28, 2008, respectively, and $2,491 ($1,578 net of taxes) and $3,115 ($1,973 net of taxes) for the six months ended June 27, 2009 and June 28, 2008, respectively, which has been allocated to selling, general and administrative expenses. Pre-tax unrecognized compensation expense for unvested RSU’s granted to employees, net of estimated forfeitures, was $8,008 as of June 27, 2009, and will be recognized as expense over a weighted-average period of approximately 2.3 years.

The Company granted 3 restricted stock awards for the six months ended June 27, 2009. Compensation expense for restricted stock awards for the three and six months ended June 27, 2009 and June 28, 2008, respectively, was not significant.

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

Dilutive common stock options and RSU’s are included in the diluted EPS calculation using the treasury stock method, if dilutive. Excluded from the computation of diluted EPS are stock options to purchase common shares and RSU’s of 2,843 and 1,215 shares because their effect would have been anti-dilutive for the three months ended June 27, 2009 and June 28, 2008, respectively, and 3,244 and 1,269 shares because their effect would have been anti-dilutive for the six months ended June 27, 2009 and June 28, 2008, respectively. For the six months ended June 27, 2009, all outstanding common stock options to purchase common shares and unvested restricted shares (units) were excluded from the calculation of diluted loss per share because their effect on loss per common share was anti-dilutive.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Net earnings (loss)	$46,261	88,778	(59,626)	154,168

Weighted-average common shares outstanding-basic and diluted:
Weighted-average common shares outstanding - basic	68,449	68,403	68,441	68,389
Add weighted-average dilutive potential common shares - options and RSU’s to purchase common shares, net	164	214	—	209

Weighted-average common shares outstanding-diluted	68,613	68,617	68,441	68,598

Basic earnings (loss) per share attributable to Mohawk Industries, Inc.	$0.68	1.30	(0.87)	2.25

Diluted earnings (loss) per share attributable to Mohawk Industries, Inc.	$0.67	1.29	(0.87)	2.25

11.	Supplemental Condensed Consolidated Statements of Cash Flows Information

	Six Months Ended
	June 27, 2009	June 28, 2008
Net cash paid during the period for:
Interest	$60,651	66,957

Income taxes	$28,156	69,686

12.	Segment reporting

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

The accounting policies for each operating segment are consistent with the Company’s policies for the consolidated financial statements. Amounts disclosed for each segment are prior to any elimination or consolidation entries. Corporate general and administrative expenses attributable to each segment are estimated and allocated accordingly. Segment performance is evaluated based on operating income (loss).

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Segment information is as follows:

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Net sales:
Mohawk	$767,790	968,426	1,362,121	1,873,470
Dal-Tile	376,704	481,511	735,182	930,562
Unilin	279,715	411,525	548,181	815,280
Intersegment sales	(18,197)	(21,417)	(31,133)	(41,170)

	$1,406,012	1,840,045	2,614,351	3,578,142

Operating income (loss):
Mohawk	$20,560	34,593	(158,495)	56,834
Dal-Tile	30,331	58,169	51,460	115,110
Unilin	31,141	60,121	45,693	110,077
Corporate and eliminations	(7,354)	(6,820)	(9,864)	(11,640)

	$74,678	146,063	(71,206)	270,381

			As of
			June 27, 2009	December 31, 2008
Assets:
Mohawk			$1,723,006	1,876,696
Dal-Tile			1,621,409	1,693,765
Unilin			2,646,999	2,663,599
Corporate and eliminations			364,275	212,115

			$6,355,689	6,446,175

13.	Commitments, contingencies and other

The Company is involved in litigation from time to time in the regular course of its business. Except as noted below, there are no material legal proceedings pending or known by the Company to be contemplated to which the Company is a party or to which any of its property is subject.

In Shirley Williams et al. v. Mohawk Industries, Inc., four plaintiffs filed a putative class action lawsuit in January 2004 in the United States District Court for the Northern District of Georgia (Rome Division), alleging that they are former and current employees of the Company and that the actions and conduct of the Company, including the employment of persons who are not authorized to work in the United States, have damaged them and the other members of the putative class by suppressing the wages of the Company’s hourly employees in Georgia. The plaintiffs seek a variety of relief, including (a) treble damages; (b) return of any allegedly unlawful profits; and (c) attorney’s fees and costs of litigation. In February 2004, the Company filed a Motion to Dismiss the Complaint, which was denied by the District Court in April 2004. Following appellate review of this decision, the case was returned to the District Court for further proceedings. On December 18, 2007, the plaintiffs filed a motion for class certification. On March 3, 2008, the District Court denied the plaintiffs motion for class certification. The plaintiffs then appealed the decision to the United States Court of Appeals for the 11th Circuit on March 17, 2008. On May 28, 2009, the Court of Appeals issued an order reversing the District Court’s decision and remanding the case back to the District Court for further proceedings on the class certification issue. Discovery has been stayed at the District Court since the appeal. The Company will continue to vigorously defend itself against this action.

In Collins & Aikman Floorcoverings, Inc., et. al. v. Interface, Inc., United States District Court for the Northern District of Georgia (Rome Division), Mohawk Industries, Inc. joined Collins & Aikman Floorcoverings, Inc. (“CAF”) and Shaw Industries Group, Inc. (“Shaw”) in suing Interface, Inc. (“Interface”) for declaratory judgments that United States Patent 6,908,656 (the “Patent”), assigned to Interface and relating

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

to certain styles of carpet tiles, is not infringed and is invalid. Also in June 2005, in Interface, Inc., et al. v. Mohawk Industries, Inc., et. al. United States District Court for the Northern District of Georgia (Atlanta Division), Interface sued Mohawk Industries, Inc., Mohawk Carpet Corporation, and Mohawk Commercial, Inc. for allegedly infringing the Patent. Interface brought similar suits against entities affiliated with CAF and Shaw. Interface sought monetary damages as well as injunctive relief. The cases were consolidated in the United States District Court for the Northern District of Georgia (Rome Division). During the second quarter of 2009, the Company and Interface reached a settlement and the pending cases were dismissed by the District Court on June 26, 2009.

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

During the second quarter of 2009, the Company recorded pre-tax business restructuring charges of $12,060 primarily in the Unilin Segment. The charge included $605 for lease impairments, $4,238 for asset write-downs, $4,423 for employee severance costs and $2,794 for other restructuring costs, of which $11,251 was recorded in cost of sales and $809 in selling, general and administrative expenses. At June 27, 2009, the Company had accrued liabilities relating to this restructuring of $605 for lease impairments that will be paid over the next two years and $4,423 for employee severance costs that will be paid during the remainder of 2009.

The activity for the first six months of 2009 is as follows:

	Balance at December 31, 2008	Provisions	Cash Payments	Balance at June 27, 2009
Lease impairments	$12,711	605	(2,229)	11,087
Severance	2,070	4,423	(1,513)	4,980

Total	$14,781	5,028	(3,742)	16,067

As a result of the current economic conditions, the Company anticipates recording a restructuring charge of approximately $25,000 in the third quarter of 2009 relating to certain tangible assets and lease commitments in its manufacturing and distribution infrastructure.

14.	Fair value of financial instruments

Natural Gas Risk Management

The Company uses natural gas futures contracts to manage unanticipated changes in natural gas prices. The contracts are based on forecasted usage of natural gas measured in Million British Thermal Units (“MMBTU”). The Company has designated the natural gas futures contracts as cash flow hedges. The outstanding contracts are valued at market with the offset applied to other comprehensive (loss) income (“OCI”), net of applicable income taxes and any hedge ineffectiveness. Gains or losses on the effective portion of the derivatives are reclassified from OCI and recognized in cost of sales in the same period or periods during which the hedged transaction affects earnings. Any ineffective portion of the derivatives is recognized in cost of sales during the period within the condensed consolidated statements of operations. The Company enters into futures contracts that closely match the terms of the underlying transactions. As a result, the ineffective

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

portion of the open hedge contracts as of June 27, 2009 is not material to the condensed consolidated statements of operations. As of June 27, 2009, the Company had natural gas contracts that mature from August 2009 to December 2009 with an aggregate notional amount of approximately 1,200 MMBTU’s. The fair value of these contracts was a liability of $4,735 as of June 27, 2009, which is included in accounts payable and accrued expenses in the condensed consolidated balance sheets. The offset to this liability is recorded in other comprehensive income, net of applicable income taxes. The amount that the Company anticipates will be reclassified out of accumulated other comprehensive income (“AOCI”) in the next twelve months is a loss of approximately $3,006, net of taxes.

Foreign Currency Risk Management

The Company enters into foreign exchange forward contracts to hedge foreign denominated costs associated with its operations in Mexico. The objective of these transactions is to reduce the impact of the volatility of exchange rates by fixing a portion of these costs in U.S. currency. Accordingly, these contracts have been designated as cash flow hedges. Gains and losses on the effective portion of the derivatives are reclassified from other comprehensive income and recognized in cost of sales in the same period or periods during which the hedged transaction affects earnings. Any ineffective portion of the derivatives is recognized in cost of goods sold during the period within the condensed consolidated statements of operations. The Company enters into futures contracts that closely match the terms of the underlying transactions. As a result, the ineffective portion of the open hedge contracts as of June 27, 2009 is not material to the condensed consolidated statements of operations. The Company had forward contracts to purchase approximately 131,075 Mexican pesos as of June 27, 2009. The fair value of these contracts was a liability of $1,725 as of June 27, 2009, which is included in accounts payable and accrued expenses in the condensed consolidated balance sheets. The aggregate U.S. dollar value of these contracts as of June 27, 2009 was approximately $11,518. The offset to these liabilities is recorded in other comprehensive income (loss), net of applicable income taxes. The amount that the Company anticipates will be reclassified out of accumulated other comprehensive income in the next twelve months is a loss of approximately $1,096, net of taxes.

The following tables summarize activities related to the Company’s derivative instruments, classified as cash flow hedges in accordance with SFAS No. 133 for the period ended June 27, 2009:

(Loss) gain recognized in AOCI (effective portion), net of tax:

		Three Months Ended June 27, 2009	Six Months Ended June 27, 2009
Natural gas futures contracts		$(268)	(3,354)
Foreign exchange forward contracts		799	678
Loss reclassified from AOCI into income, net of tax:

	Location	Three Months Ended June 27, 2009	Six Months Ended June 27, 2009
Natural gas futures contracts	Cost of sales	$2,069	4,101
Foreign exchange forward contracts	Cost of sales	605	1,552

The Company measures its financial and non-financial assets and liabilities at fair value within the condensed consolidated financial statements. The Company has derivative contracts, which include natural gas futures contracts and foreign exchange forward contracts. The income approach is used to determine fair value, which consists of a discounted cash flow model that takes into account the present value of future cash flows

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

under the terms of the contracts using observable market inputs such as natural gas and foreign exchange spot and forward rates, interest rates, the Company’s credit risk and its counterparties’ credit risks. As of June 27, 2009, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to its own credit risk.

The following table provides a summary of the fair values of financial assets and liabilities subject to SFAS No. 157:

	June 27, 2009	Fair Value Measurements as of June 27, 2009 Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liabilities	$6,460	—	6,460	—

Summary of Liabilities Recorded at Carrying Value

In April 2009, the FASB issued the FASB Staff Position on FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 requires disclosures about fair value of financial instruments in interim reporting periods of publicly-traded companies that were previously only required to be disclosed in annual financial statements. The provisions of FSP FAS 107-1 and APB 28-1 are effective for the second quarter of 2009. The adoption of this standard on June 27, 2009 did not have a material impact on the Company’s consolidated financial statements.

The fair value and carrying value of our debt instruments are detailed as follows:

	June 27, 2009		December 31, 2008
	Fair Value	Carrying Value	Fair Value	Carrying Value
Securitization facility	$—	—	47,000	47,000
Five year senior unsecured credit facility	—	—	55,300	55,300
5.75% notes	484,500	500,000	450,000	500,000
7.20% senior notes	384,000	400,000	340,000	400,000
6.125% notes	796,500	900,000	684,000	900,000
Industrial revenue bonds, capital leases and other	59,421	59,421	52,486	52,486

Total	$1,724,421	1,859,421	1,628,786	1,954,786

The fair values of the Company’s debt instruments were estimated using market observable inputs, including quoted prices in active markets, market indices and interest rate measurements. Within the hierarchy of fair value measurements, these are Level 2 fair values.

15.	Income taxes

In accordance with Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” (“APB 28”) and FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods — an interpretation of APB Opinion No. 28” (“FIN 18”), at the end of each interim period, the Company is required to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on an interim period. However, in certain circumstances where the Company is unable to make a reliable estimate of the annual effective tax rate, FIN 18 allows the actual effective tax rate for the interim period to be used in the

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

interim period. For the second quarter ended June 27, 2009, the Company calculated its effective rate for the six months ended June 27, 2009 and applied that rate to the interim period results because it was unable to reasonably estimate its annual effective rate due to fluctuations in its annual pre-tax income and loss between quarters, including the effects caused by multiple tax jurisdictions.

16.	Subsequent Events

In accordance with SFAS No. 165, the Company has evaluated subsequent events through the issuance of these consolidated financial statements which occurred on August 3, 2009.

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

The Company reported net earnings of $46.3 million or diluted earnings per share (“EPS”) of $0.67 for the second quarter of 2009, compared to net earnings of $88.8 million or $1.29 EPS for the second quarter of 2008. The change in EPS resulted primarily from the impact of lower sales volumes, which the Company believes is attributable to continued weakness in the U.S. residential remodeling and new construction markets, commercial real estate market and European demand.

For the six months ended June 27, 2009, the Company reported net loss of $59.6 million or loss per share of $0.87 compared to net earnings of $154.2 million or $2.25 EPS for the six months ended June 28, 2008. The change in earnings per share resulted primarily from the impact of lower sales volumes, which the Company believes is attributable to continued weakness in the U.S. residential remodeling and new construction markets, commercial real estate market and European demand and an increase in warranty requirements for certain commercial carpet tiles. As a result of these current economic conditions, the Company has adjusted its working capital levels to reflect the current sales demands and production levels of its business.

For the six months ended June 27, 2009, the Company generated $266 million of operating cash flow, driven primarily by working capital improvements, reduced debt by $95 million and has available cash of $226 million. In addition, the Company launched various cost savings strategies and tightened capital expenditure to align its manufacturing, distribution and selling infrastructure to market conditions.

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

Although the Company cannot determine with certainty as to when the deteriorating market conditions will stabilize and begin to improve, the Company believes it is well-positioned in the long-term as the industry improves. As a result of the current economic conditions, the Company anticipates recording a restructuring charge of approximately $25 million in the third quarter of 2009 relating to its manufacturing and distribution infrastructure.

Results of Operations

Quarter Ended June 27, 2009, as Compared with Quarter Ended June 28, 2008

Net Sales

Net sales for the quarter ended June 27, 2009 were $1,406.0 million, reflecting a decrease of $434.0 million, or 23.6%, from the $1,840.0 million reported for the quarter ended June 28, 2008. The decrease was primarily driven by a decline in sales volumes of approximately $337 million due to the continued weakness in the U.S. residential remodeling and new construction markets, commercial real estate market and European demand and a decline of approximately $64 million due to unfavorable price and product mix.

Mohawk Segment - Net sales decreased $200.6 million, or 20.7%, to $767.8 million in the current quarter compared to $968.4 million in the second quarter of 2008. The decrease was primarily driven by a decline in sales volumes of approximately $171 million due to the continued weakness in the U.S. residential remodeling and new construction markets and the declining commercial real estate market and a decline of approximately $30 million due to the net effect of price and product mix.

Dal-Tile Segment - Net sales decreased $104.8 million, or 21.8%, to $376.7 million in the current quarter compared to $481.5 million in the second quarter of 2008. The decrease was primarily driven by a decline in sales volumes of approximately $90 million due to the continued weakness in the U.S. residential remodeling and new construction markets and the declining commercial real estate market and a decline of approximately $9 million due to unfavorable product mix as customers trade down to lower priced products.

Unilin Segment - Net sales decreased $131.8 million, or 32.0%, to $279.7 million in the current quarter compared to $411.5 million in the second quarter of 2008. The decrease was driven by a decline in sales volumes of approximately $76 million due to the continued weakness in the U.S. residential remodeling and new construction markets and slowing European demand, a decline of approximately $31 million due to unfavorable foreign exchange rates and a decline of approximately $24 million due to the net effect of price and product mix.

Gross profit

Gross profit for the second quarter of 2009 was $367.4 million (26.1% of net sales) and represented a decrease of $115.5 million compared to gross profit of $482.9 million (26.2% of net sales) for the prior year’s second quarter. Gross profit in the current quarter was unfavorably impacted by a decrease of approximately $95 million resulting from a decline in sales volume, a decline of approximately $53 million due to the net effect of price and product mix, partially offset by the net effect of lower raw material and energy costs and higher fixed manufacturing costs of approximately $33 million.

Selling, general and administrative expenses

Selling, general and administrative expenses for the second quarter of 2009 were $292.7 million (20.8% of net sales), reflecting a decrease of $44.1 million, or 13.1%, compared to $336.8 million (18.3% of net sales) for the prior year’s second quarter. The decrease in selling, general and administrative expenses is attributable to lower sales and various cost savings initiatives implemented by the Company.

Operating income

Operating income for the second quarter of 2009 was $74.7 million (5.3% of net sales) reflecting a decrease of $71.4 million compared to operating income of $146.1 million (7.9% of net sales) in the second quarter of 2008. The decrease was primarily driven by a decline in sales volumes of approximately $95 million, a decline of approximately $53 million due to the net effect of price and product mix, partially offset by the net effect of lower raw material and energy costs and higher fixed manufacturing costs of approximately $80 million.

Mohawk Segment - Operating income was $20.6 million (2.7% of segment net sales) in the second quarter of 2009 reflecting a decrease of $14.0 million compared to operating income of $34.6 million (3.6% of segment net sales) in the second quarter of 2008. The decrease was primarily due to a decline in sales volumes of approximately $48 million and a decline of approximately $25 million due to the net effect of price and product mix, partially offset by the net effect of lower raw material and energy costs and higher fixed manufacturing costs of approximately $59 million.

Dal-Tile Segment - Operating income was $30.3 million (8.1% of segment net sales) in the second quarter of 2009 reflecting a decrease of $27.8 million compared to operating income of $58.2 million (12.1% of segment net sales) for the second quarter of 2008. The decrease was primarily due to a decline in sales volumes of approximately $24 million, a decline of approximately $9 million due to the net effect of price and product mix, partially offset by the net effect of lower raw material and energy costs and higher fixed manufacturing costs of approximately $3 million.

Unilin Segment - Operating income was $31.1 million (11.1% of segment net sales) in the second quarter of 2009 reflecting a decrease of $29.0 million compared to operating income of $60.1 million (14.6% of segment net sales) for the second quarter of 2008. The decrease was primarily due to a decline in sales volumes in all product lines of approximately $22 million, net of new royalty licenses, a decline of approximately $19 million due to the net effect of price and product mix, a decline of approximately $11 million due to plant closing costs and a decline of approximately $6 million due to unfavorable exchange rates, partially offset by lower raw material and manufacturing costs of approximately $29 million.

Interest expense

Interest expense for the second quarter of 2009 was $30.0 million compared to $32.7 million in the second quarter of 2008. The decrease in interest expense was directly related to lower average debt levels in the current quarter when compared to the second quarter of 2008, partially offset by higher interest rates on the Company’s notes.

Income tax expense

For the second quarter of 2009, the Company recorded an income tax expense of $3.0 million on earnings before income taxes of $50.2 million for an effective tax rate of 6.0%, as compared to a provision of $22.9 million on earnings before income taxes of $113.3 million for an effective tax rate of 20.2% for the quarter ended June 28, 2008. The difference in the effective tax rate for the comparative period is due to a change in geographical income for the period and the inability of the Company to make a reliable estimate of its annual effective tax rate.

In accordance with Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting (“APB 28”) and FASB Interpretation No. 18, Accounting for Income Taxes in Interim Periods — an interpretation of APB Opinion No. 28” (“FIN 18”), at the end of each interim period, the Company is required to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on an interim period. However, in certain circumstances where the company is unable to make a reliable estimate of the annual effective tax rate, FIN 18 allows the actual effective tax rate for the interim period to be used in the interim period. For the second quarter ending June 27, 2009, the Company calculated its effective tax rate for the six months ended June 27, 2009 and applied that rate to the interim period results because it was unable to reasonably estimate its annual effective tax rate due to fluctuations in its annual pre-tax income and loss between quarters, including the effects caused by multiple taxing jurisdictions.

Six Months Ended June 27, 2009, as Compared with Six Months Ended June 28, 2008

Net Sales

Net sales for the six months ended June 27, 2009 were $2,614.4 million, reflecting a decrease of $963.7 million, or 26.9%, from the $3,578.1 million reported for the six months ended June 28, 2008. The decrease was primarily driven by a decline in sales volumes of approximately $681 million due to the continued weakness in the U.S. residential remodeling and new construction markets, commercial real estate market and

European demand, a decrease of approximately $110 million due to an increase in warranty requirements described above in the overview and a decline of approximately $113 million due to the net effect of price and product mix.

Mohawk Segment - Net sales decreased $511.3 million, or 27.3%, to $1,362.1 million in the current six months compared to $1,873.5 million in the first six months of 2008. The decrease was primarily driven by a decline in sales volumes of approximately $352 million due to the continued weakness in the U.S. residential remodeling and new construction markets and the declining commercial real estate market and a decrease of approximately $110 million due to an increase in warranty requirements described above in the overview.

Dal-Tile Segment - Net sales decreased $195.4 million, or 21.0%, to $735.2 million in the current six months compared to $930.6 million in the first six months of 2008. The decrease was primarily driven by a decline in sales volumes of approximately $164 million due to the continued weakness in the U.S. residential remodeling and new construction markets and the declining commercial real estate market, a decline of approximately $19 million due to unfavorable product mix as customers trade down to lower priced products and a decline of approximately $12 million due to unfavorable foreign exchange rates.

Unilin Segment - Net sales decreased $267.1 million, or 32.8%, to $548.2 million in the current six months compared to $815.3 million in the first six months of 2008. The decrease was driven by a decline in sales volumes of approximately $165 million due to the continued weakness in the U.S. residential remodeling and new construction markets and slowing European demand, a decline of approximately $61 million due to unfavorable foreign exchange rates and a decline of approximately $41 million due to the net effect of price and product mix.

Gross profit

Gross profit for the first six months of 2009 was $521.1 million (19.9% of net sales) and represented a decrease of $421.7 million compared to gross profit of $942.7 million (26.3% of net sales) for the prior year’s first six months. Gross profit in the current six months was unfavorably impacted by a decrease of approximately $210 million resulting from a decline in sales volume, a decline of approximately $110 million due to an increase in warranty requirements described above in the overview, a decline of approximately $83 million due to the net effect of price and product mix and a decline of approximately $14 million due to unfavorable foreign exchange rates.

Selling, general and administrative expenses

Selling, general and administrative expenses for the first six months of 2009 were $592.3 million (22.7% of net sales), reflecting a decrease of $80.1 million, or 11.9%, compared to $672.4 million (18.8% of net sales) for the prior year’s first six months. The decrease in selling, general and administrative expenses is attributable to lower sales and various cost savings initiatives implemented by the Company and a decline of approximately $12 million due to foreign exchange rates.

Operating (loss) income

Operating loss for the first six months of 2009 was $71.2 million reflecting a decrease of $341.6 million compared to operating income of $270.4 million (7.6% of net sales) in the first six months of 2008. The decrease was primarily driven by a decline in sales volumes of approximately $210 million, a decline of approximately $110 million due to an increase in warranty requirements described above in the overview, a decline of approximately $83 million due to the net effect of price and product mix, partially offset by the net effect of lower raw material and energy costs and higher fixed manufacturing costs of approximately $79 million.

Mohawk Segment - Operating loss was $158.5 million in the first six months of 2009 reflecting a decrease of $215.3 million compared to operating income of $56.8 million (3.0% of segment net sales) in the first six months of 2008. The decrease was primarily driven by a decline of approximately $110 million due to an increase in warranty requirements described above in the overview, a decline in sales volumes of approximately $99 million and a decline of approximately $34 million due to the net effect of price and product mix, partially offset by the net effect of lower raw material and energy costs and higher fixed manufacturing costs of approximately $30 million.

Dal-Tile Segment - Operating income was $51.5 million (7.0% of segment net sales) in the first six months of 2009 reflecting a decrease of $63.6 million compared to operating income of $115.1 million (12.4% of segment net sales) for the first six months of 2008. The decrease was primarily due to a decline in sales volumes of approximately $57 million and a decline of approximately $14 million due to the net effect of price and product mix, partially offset by an increase of approximately $8 million due to favorable foreign exchange rates.

Unilin Segment - Operating income was $45.7 million (8.3% of segment net sales) in the first six months of 2009 reflecting a decrease of $64.4 million compared to operating income of $110.1 million (13.5% of segment net sales) for the first six months of 2008. The decrease was primarily due to a decline in sales volumes in all product lines of approximately $54 million, net of new royalty licenses, a decline of approximately $35 million due to the net effect of price and product mix and a decline of approximately $9 million due to unfavorable foreign exchange rates, partially offset by lower manufacturing costs of approximately $48 million.

Interest expense

Interest expense for the first six months of 2009 was $60.2 million compared to $66.5 million in the first six months of 2008. The decrease in interest expense was directly related to lower average debt levels in the current six months when compared to the first six months of 2008, partially offset by higher interest rates on the Company’s notes.

Income tax (benefit) expense

For the six months ended June 27, 2009, the Company recorded an income tax benefit of $69.8 million on a loss before income taxes of $127.5 million for an effective tax rate of 54.7%, as compared to a provision of $45.3 million on earnings before income taxes of $202.4 for an effective tax rate of 22.4% for the same period in 2008. The difference in the effective tax rate for the comparative period is due to a change in geographical income for the period and the inability of the Company to make a reliable estimate of its annual effective tax rate.

Liquidity and Capital Resources

The Company’s primary capital requirements are for working capital, capital expenditures and acquisitions. The Company’s capital needs are met primarily through a combination of internally generated funds, bank credit lines, term and senior notes and credit terms from suppliers.

Cash flows provided by operations for the first six months of 2009 were $266.0 million compared to cash flows provided by operations of $186.7 million for the first six months of 2008. The increase in operating cash flows for the first six months of 2009 as compared to the first six months of 2008 is primarily attributable to lower inventories as a result of lower sales demand and increased accounts payable days, partially offset by lower receivables due to lower sales with a slight increase in days sales outstanding.

Net cash used in investing activities for the first six months of 2009 was $52.9 million compared to $105.8 million for the first six months of 2008. The decrease is due to lower capital spending as a result of lower sales and tighter management of expenditures during 2009 as compared to 2008. Capital spending during the remainder of 2009, excluding acquisitions, is expected to range from $70 million to $80 million, and will be used primarily to purchase equipment and to streamline manufacturing capacity.

Net cash used in financing activities for the first six months of 2009 was $83.5 million compared to net cash used by financing activities of $107.2 million for the same period in 2008. The change in cash used in financing activities as compared to 2008 is primarily attributable to lower debt levels as the Company manages its working capital requirements to align with its current sales.

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

As of June 27, 2009, the amount used under the revolving credit facility of the senior unsecured credit facilities was $117.5 million leaving a total of approximately $532.5 million available under the revolving credit facility. The amount used under the revolving credit facility is composed of $55.6 million standby letters of credit guaranteeing the Company’s industrial revenue bonds and $61.9 million standby letters of credit related to various insurance contracts and foreign vendor commitments.

Borrowings outstanding under the senior unsecured credit facilities bear interest, at the Company’s option, at (i) the greater of (x) prime rate or (y) the overnight federal funds rate plus 0.50%, or (ii) LIBOR plus an indexed amount based on the Company’s senior, unsecured, long-term debt rating.

On November 8, 2005, one of the Company’s subsidiaries entered into a Euro 130.0 million, five-year unsecured, revolving credit facility, maturing on November 8, 2010 (the “Euro revolving credit facility”). This agreement bears interest at EURIBOR plus an indexed amount based on the Company’s senior, unsecured, long-term debt rating. The Company guaranteed the obligations of that subsidiary under the Euro revolving credit facility and any of the Company’s other subsidiaries that become borrowers under the Euro revolving credit facility. As of June 27, 2009, the Company had no borrowings outstanding under this facility and a total of $182 million (USD equivalent) was available to its European operations under the Company’s €130 million Euro revolving credit facility.

The Company’s senior unsecured credit facilities and the Euro revolving credit facility both contain debt to capital ratio requirements and other customary covenants. The Company was in compliance with these covenants as of June 27, 2009. Under both of these credit facilities, the Company must pay an annual facility fee ranging from 0.06% to 0.25% depending upon the Company’s senior, unsecured long-term debt rating.

During the second quarter, the Company terminated its on-balance sheet trade accounts receivable securitization agreement, which allowed for borrowings up to $250.0 million based on available accounts receivable, because the Company determined that the liquidity provided by the Securitization Facility during the remaining term was not necessary. No early termination penalties were incurred as a result of the termination.

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

As of June 27, 2009, the Company had money market AAA rated cash investments of $83 million in the US and $99 million (USD Equivalent) in Europe. The Company believes that cash generated from operations in 2009 and availability under its existing revolving credit facility will be sufficient to meet its capital expenditures and working capital requirements over the next twelve months.

The Company may from time to time seek to retire its outstanding debt through cash purchases in open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amount involved may be material.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 160 on January 1,

2009 did not have a material impact on the Company’s consolidated financial statements. Upon adoption, the Company reclassified $31,130 on the condensed consolidated balance sheets from other long-term liabilities to noncontrolling interest within equity.

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

In April 2009, the FASB issued the FASB Staff Position on FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 requires disclosures about fair value of financial instruments in interim reporting periods of publicly-traded companies that were previously only required to be disclosed in annual financial statements. The provisions of FSP FAS 107-1 and APB 28-1 are effective for the second quarter of 2009. The adoption of this standard on June 27, 2009 did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued (“subsequent events”). More specifically, SFAS No. 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. SFAS No. 165 provides largely the same guidance on subsequent events which previously existed only in the auditing literature. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009, and is to be applied prospectively. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS No. 166”). SFAS No. 166 seeks to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. Specifically, SFAS No. 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS No. 166 is effective for annual and quarterly reporting periods that begin after November 15, 2009. The Company is currently evaluating the impact the adoption of SFAS No. 166 will have on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”). SFAS No. 167 amends FASB Interpretation No. 46(R), “Variable Interest Entities” for determining whether an entity is a variable interest entity (“VIE”) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Under SFAS No. 167, an enterprise has a controlling financial interest when it has a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. SFAS No. 167 also requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. SFAS No. 167 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. SFAS No. 167 is effective for annual and quarterly reporting periods that begin after November 15, 2009. The Company is currently evaluating the impact the adoption of SFAS No. 167 will have on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS No. 168 establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. SFAS No. 168 also replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” given that once in effect, the Codification will carry the same level of authority. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

The Company is involved in litigation from time to time in the regular course of its business. Except as noted below, there are no material legal proceedings pending or known by the Company to be contemplated to which the Company is a party or to which any of its property is subject.

In Shirley Williams et al. v. Mohawk Industries, Inc., four plaintiffs filed a putative class action lawsuit in January 2004 in the United States District Court for the Northern District of Georgia (Rome Division), alleging that they are former and current employees of the Company and that the actions and conduct of the Company, including the employment of persons who are not authorized to work in the United States, have damaged them and the other members of the putative class by suppressing the wages of the Company’s hourly employees in Georgia. The plaintiffs seek a variety of relief, including (a) treble damages; (b) return of any allegedly unlawful profits; and (c) attorney’s fees and costs of litigation. In February 2004, the Company filed a Motion to Dismiss the Complaint, which was denied by the District Court in April 2004. Following appellate review of this decision, the case was returned to the District Court for further proceedings. On December 18, 2007, the plaintiffs filed a motion for class certification. On March 3, 2008, the District Court denied the plaintiffs motion for class certification. The plaintiffs then appealed the decision to the United States Court of Appeals for the 11th Circuit on March 17, 2008. On May 28, 2009, the Court of Appeals issued an order reversing the District Court’s decision and remanding the case back to the District Court for further proceedings on the class certification issue. Discovery has been stayed at the District Court since the appeal. The Company will continue to vigorously defend itself against this action.

In Collins & Aikman Floorcoverings, Inc., et. al. v. Interface, Inc., United States District Court for the Northern District of Georgia (Rome Division), Mohawk Industries, Inc. joined Collins & Aikman Floorcoverings, Inc. (“CAF”) and Shaw Industries Group, Inc. (“Shaw”) in suing Interface, Inc. (“Interface”) for declaratory judgments that United States Patent 6,908,656 (the “Patent”), assigned to Interface and relating to certain styles of carpet tiles, is not infringed and is invalid. Also in June 2005, in Interface, Inc., et. al. v. Mohawk Industries, Inc., et al. United States District Court for the Northern District of Georgia (Atlanta Division), Interface sued Mohawk Industries, Inc., Mohawk Carpet Corporation, and Mohawk Commercial, Inc. for allegedly infringing the Patent. Interface brought similar suits against entities affiliated with CAF and Shaw. Interface sought monetary damages as well as injunctive relief. The cases have been consolidated in the United States District Court for the Northern District of Georgia (Rome Division). During the second quarter of 2009, the Company and Interface reached a settlement and the pending cases were dismissed by the District Court on June 26, 2009.

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

The results of the Company’s foreign subsidiaries reported in the local currency are translated into U.S. dollars for balance sheet accounts using exchange rates in effect at the balance sheet date and for the statement of operations accounts using, principally, the Company’s average rates during the period. The exchange rates between some of these currencies and the U.S. dollar in recent years have fluctuated significantly and may continue to do so in the future. The Company may not be able to manage effectively the Company’s currency translation risks and volatility in currency exchange rates may have a material adverse effect on the Company’s consolidated financial statements and affect comparability of the Company’s results between financial periods.

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

The Annual Meeting of Stockholders was held on May 13, 2009, at which time stockholders were asked to elect a class of directors to serve a three-year term beginning in 2009 and ratify the selection of KPMG LLP as the Company’s independent public accounting firm.

Bruce C. Bruckmann, Frans G. De Cock and Larry W. McCurdy were elected Class II directors of the Company for a term expiring in 2012. Mr. Bruckmann was elected by stockholders owning 61,330,604 shares of common stock, with stockholders owning 1,626,766 shares withholding authority. Mr. De Cock was elected by stockholders owning 62,065,211 shares of common stock, with stockholders owning 892,159 shares withholding authority. Mr. McCurdy was elected by stockholders owning 62,415,146 shares of common stock, with stockholders owning 542,224 shares withholding authority. Ms. Phyllis O. Bonanno and Messrs. John F. Fiedler, David L. Kolb, Jeffrey S. Lorberbaum, Joseph A. Onorato, Robert N. Pokelwaldt and W. Christopher Wellborn continued their terms of office as directors.

The selection of KPMG LLP as the Company’s independent registered public accounting firm was ratified by stockholders owning 62,912,776 of common stock, with stockholders owning 39,852 voting against and stockholders owning 4,741 abstaining from the vote.

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

MOHAWK INDUSTRIES, INC.
(Registrant)

Dated: August 3, 2009	By:	/s/ Jeffrey S. Lorberbaum

JEFFREY S. LORBERBAUM
Chairman, President and
Chief Executive Officer
(principal executive officer)

Dated: August 3, 2009	By:	/s/ Frank H. Boykin

FRANK H. BOYKIN
Chief Financial Officer
(principal financial officer)