Form 10-Q
period 2009-09-26
MOHAWK INDUSTRIES INC
filed 2009-10-30
CIK 851968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2009

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

The number of shares outstanding of the issuer’s classes of common stock as of October 26, 2009, the latest practicable date, is as follows: 68,466,576 shares of Common Stock, $.01 par value.

MOHAWK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

(In thousands)

(Unaudited)

	September 26, 2009	December 31, 2008
Current assets:
Cash and cash equivalents	$306,145	93,519
Receivables, net	832,105	696,284
Inventories	939,478	1,168,272
Prepaid expenses	117,367	125,603
Deferred income taxes and other current assets	164,016	162,571

Total current assets	2,359,111	2,246,249

Property, plant and equipment, at cost	3,473,659	3,413,557
Less accumulated depreciation and amortization	1,631,880	1,487,815

Net property, plant and equipment	1,841,779	1,925,742

Goodwill	1,424,391	1,399,434
Tradenames	484,127	472,399
Other intangible assets, net	333,459	375,451
Deferred income taxes and other non-current assets	45,588	26,900

	$6,488,455	6,446,175

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND EQUITY

(In thousands, except per share data)

(Unaudited)

	September 26, 2009	December 31, 2008
Current liabilities:
Current portion of long-term debt	$53,163	94,785
Accounts payable and accrued expenses	876,579	782,131

Total current liabilities	929,742	876,916
Deferred income taxes	402,535	419,985
Long-term debt, less current portion	1,802,138	1,860,001
Other long-term liabilities	107,951	104,340

Total liabilities	3,242,366	3,261,242

Commitments and contingencies (Note 13)
Equity:
Preferred stock, $.01 par value; 60 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 150,000 shares authorized; 79,499 and 79,461 shares issued in 2009 and 2008, respectively	795	795
Additional paid-in capital	1,224,866	1,217,903
Retained earnings	1,978,837	2,004,115
Accumulated other comprehensive income, net	334,728	254,535

	3,539,226	3,477,348
Less treasury stock at cost; 11,034 and 11,040 shares in 2009 and 2008, respectively	323,361	323,545

Total Mohawk Industries, Inc. stockholders’ equity	3,215,865	3,153,803
Noncontrolling interest	30,224	31,130

Total equity	3,246,089	3,184,933

	$6,488,455	6,446,175

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	September 26, 2009	September 27, 2008
Net sales	$1,382,565	1,763,034
Cost of sales	1,013,106	1,323,963

Gross profit	369,459	439,071
Selling, general and administrative expenses	301,388	321,259
Impairment of goodwill and other intangibles	—	1,418,912

Operating income (loss)	68,071	(1,301,100)

Other expense (income):
Interest expense	32,318	30,540
Other expense	4,404	3,418
Other income	(6,061)	(741)

	30,661	33,217

Earnings (loss) before income taxes	37,410	(1,334,317)
Income tax expense	2,015	148,940

Net earnings (loss)	35,395	(1,483,257)
Less: Net earnings attributable to the noncontrolling interest	1,047	1,524

Net earnings (loss) attributable to Mohawk Industries, Inc.	$34,348	(1,484,781)

Basic earnings (loss) per share attributable to Mohawk Industries, Inc.	$0.50	(21.70)

Weighted-average common shares outstanding - basic	68,456	68,411

Diluted earnings (loss) per share attributable to Mohawk Industries, Inc.	$0.50	(21.70)

Weighted-average common shares outstanding - diluted	68,653	68,411

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Nine Months Ended
	September 26, 2009	September 27, 2008
Net sales	$3,996,916	5,341,176
Cost of sales	3,106,380	3,959,374

Gross profit	890,536	1,381,802
Selling, general and administrative expenses	893,671	993,609
Impairment of goodwill and other intangibles	—	1,418,912

Operating loss	(3,135)	(1,030,719)

Other expense (income):
Interest expense	92,504	97,049
Other expense	11,739	11,683
Other income	(17,327)	(7,554)

	86,916	101,178

Loss before income taxes	(90,051)	(1,131,897)
Income tax (benefit) expense	(67,744)	194,215

Net loss	(22,307)	(1,326,112)
Less: Net earnings attributable to the noncontrolling interest	2,971	4,501

Net loss attributable to Mohawk Industries, Inc.	$(25,278)	(1,330,613)

Basic loss per share attributable to Mohawk Industries, Inc.	$(0.37)	(19.45)

Weighted-average common shares outstanding - basic	68,446	68,396

Diluted loss per share attributable to Mohawk Industries, Inc.	$(0.37)	(19.45)

Weighted-average common shares outstanding - diluted	68,446	68,396

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 26, 2009	September 27, 2008
Cash flows from operating activities:
Net loss attributable to Mohawk Industries, Inc.	$(25,278)	(1,330,613)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment of goodwill and other intangibles	—	1,418,912
Depreciation and amortization	221,177	226,020
Deferred income taxes	(22,102)	124,785
Loss on disposal of property, plant and equipment	2,927	2,903
Excess tax benefit from stock-based compensation	(126)	(317)
Stock-based compensation expense	6,740	9,076
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(18,121)	(111,565)
Income tax receivable	(107,099)	—
Inventories	238,697	44,147
Accounts payable and accrued expenses	101,491	46,650
Other assets and prepaid expenses	11,348	(59,560)
Other liabilities	2,940	6,541

Net cash provided by operating activities	412,594	376,979

Cash flows from investing activities:
Additions to property, plant and equipment	(71,281)	(155,322)
Acquisitions, net of cash acquired	(5,924)	(8,346)

Net cash used in investing activities	(77,205)	(163,668)

Cash flows from financing activities:
Payments on revolving line of credit	(394,485)	(1,055,425)
Proceeds from revolving line of credit	331,940	962,380
Net change in asset securitization borrowings	(47,000)	(140,000)
Borrowings (payments) on term loan and other debt	6,777	(301)
Debt issuance costs	(23,528)	—
Distribution to noncontrolling interest	(3,877)	(5,450)
Excess tax benefit from stock-based compensation	126	317
Change in outstanding checks in excess of cash	(3,105)	(4,036)
Proceeds from stock transactions	339	1,657

Net cash used in financing activities	(132,813)	(240,858)

Effect of exchange rate changes on cash and cash equivalents	10,050	(32)

Net change in cash and cash equivalents	212,626	(27,579)
Cash and cash equivalents, beginning of period	93,519	89,604

Cash and cash equivalents, end of period	$306,145	62,025

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“ASC 820-10”). ASC 820-10 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. ASC 820-10 requires companies to disclose the fair value of financial instruments according to a fair value hierarchy. Additionally, companies are required to provide certain disclosures regarding instruments within the hierarchy, including a reconciliation of the beginning and ending balances for each major category of assets and liabilities. ASC 820-10 is effective for the Company’s fiscal year beginning January 1, 2008 for financial assets and liabilities and January 1, 2009 for non-financial assets and liabilities. The Company’s adoption of ASC 820-10 for financial assets and liabilities on January 1, 2008 and non-financial assets and liabilities on January 1, 2009 did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“ASC 805-10”). ASC 805-10 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. ASC 805-10 also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. ASC 805-10 is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The adoption of ASC 805-10 on January 1, 2009 did not have a material impact on the Company’s consolidated financial statements, although the adoption of ASC 805-10 will impact the recognition and measurement of future business combinations and certain income tax benefits recognized from prior business combinations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“ASC 810-10”). ASC 810-10 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. ASC 810-10 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. ASC 810-10 is effective for fiscal years beginning after December 15, 2008. The adoption of ASC 810-10 on January 1, 2009 did not have a material impact on the Company’s consolidated financial statements. Upon adoption, the Company reclassified $31,130 on the condensed consolidated balance sheets from other long-term liabilities to noncontrolling interest within equity.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“ASC 815-10”). ASC 815-10 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The provisions of ASC 815-10 are effective for the first quarter of 2009. The adoption of ASC 815-10 on January 1, 2009 did not have a material impact on the Company’s consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

In April 2009, the FASB issued the FASB Staff Position on FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (“ASC 825-10”). ASC 825-10 requires disclosures about fair value of financial instruments in interim reporting periods of publicly-traded companies that were previously only required to be disclosed in annual financial statements. The provisions of ASC 825-10 are effective for the second quarter of 2009. The adoption of this standard on June 27, 2009 did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“ASC 855-10-05”). ASC 855-10-05 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued (“subsequent events”). More specifically, ASC 855-10-05 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. ASC 855-10-05 provides largely the same guidance on subsequent events which previously existed only in the auditing literature. ASC 855-10-05 is effective for interim or annual financial periods ending after June 15, 2009, and is to be applied prospectively. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“ASC 860”). ASC 860 seeks to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. Specifically, ASC 860 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. ASC 860 is effective for annual and quarterly reporting periods that begin after November 15, 2009. The adoption of this standard on January 1, 2010 is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“ASC 810”). ASC 810 amends FASB Interpretation No. 46(R), “Variable Interest Entities” for determining whether an entity is a variable interest entity (“VIE”) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Under ASC 810, an enterprise has a controlling financial interest when it has a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. ASC 810 also requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. ASC 810 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. ASC 810 is effective for annual and quarterly reporting periods that begin after November 15, 2009. The adoption of this standard on January 1, 2010 is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“ASC 105-10”). ASC 105-10 establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification superseded all the existing non-SEC accounting and reporting standards upon its effective date. ASC 105-10 also replaced FASB Statement No. 162, “The Hierarchy of Generally

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Accepted Accounting Principles” given that once in effect, the Codification carries the same level of authority. ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

3.	Receivables, net

Receivables, net are as follows:

	September 26, 2009	December 31, 2008
Customers, trade	$769,303	722,669
Income tax receivable	107,099	—
Other	22,058	35,993

	898,460	758,662
Less allowance for discounts, returns, claims and doubtful accounts	66,355	62,378

Receivables, net	$832,105	696,284

4.	Inventories

The components of inventories are as follows:

	September 26, 2009	December 31, 2008
Finished goods	$585,914	767,138
Work in process	86,401	104,394
Raw materials	267,163	296,740

Total inventories	$939,478	1,168,272

5.	Goodwill and intangible assets

During the third quarter of 2009, the Company acquired a business in the Unilin segment for approximately $5,600.

The components of goodwill and other intangible assets are as follows:

Goodwill:

	Dal-Tile	Unilin	Total
Balance as of January 1, 2009	$654,983	744,451	1,399,434
Currency translation during the period	—	23,669	23,669
Goodwill recognized during the period	—	1,288	1,288

Balance as of September 26, 2009	$654,983	769,408	1,424,391

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Intangible assets:

Indefinite life assets not subject to amortization:	Tradenames
Balance as of January 1, 2009	$472,399
Currency translation during the period	11,728

Balance as of September 26, 2009	$484,127

Intangible assets subject to amortization:	Customer relationships	Patents	Other	Total
Balance as of January 1, 2009	$204,064	171,387	—	375,451
Intangible assets recognized during the period	972	—	1,496	2,468
Amortization during period	(34,482)	(19,349)	(49)	(53,880)
Currency translation during the period	3,631	5,789	—	9,420

Balance as of September 26, 2009	$174,185	157,827	1,447	333,459

Amortization expense:

	Three Months Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Amortization expense	$18,827	20,043	53,880	60,064

6.	Accounts payable and accrued expenses

Accounts payable and accrued expenses are as follows:

	September 26, 2009	December 31, 2008
Outstanding checks in excess of cash	$9,507	12,612
Accounts payable, trade	353,282	315,053
Accrued expenses	198,715	210,591
Product warranties	78,867	56,460
Accrued interest	34,700	45,493
Income taxes payable	72,481	40,798
Deferred tax liability	472	3,030
Accrued compensation	128,555	98,094

Total accounts payable and accrued expenses	$876,579	782,131

7.	Product warranties

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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

The provision for warranty obligations is as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Balance at beginning of period	$109,848	42,227	56,460	46,187
Warranty claims paid during the period	(51,647)	(20,965)	(130,243)	(61,081)
Pre-existing warranty accrual adjustment during the period (1)	—	—	110,224	—
Warranty expense during the period	20,666	26,949	42,426	63,105

Balance at end of period	$78,867	48,211	78,867	48,211

(1)	The adjustment to warranty accruals in 2009 relates to an increase in claims rates recognized late in the first quarter of 2009, related to certain discontinued commercial carpet tiles.

8.	Comprehensive income (loss)

Comprehensive income (loss) is as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Net earnings (loss)	$35,395	(1,483,257)	(22,307)	(1,326,112)
Other comprehensive income (loss):
Foreign currency translation	75,955	(210,548)	74,920	(38,360)
Unrealized gain (loss) on derivative instruments, net of income taxes	2,296	(4,115)	5,273	(3,171)

Comprehensive income (loss)	113,646	(1,697,920)	57,886	(1,367,643)
Comprehensive income attributable to the noncontrolling interest	(1,047)	(1,524)	(2,971)	(4,501)

Comprehensive income (loss) attributable to Mohawk Industries, Inc.	$112,599	(1,699,444)	54,915	(1,372,144)

9.	Stock-based compensation

The Company accounts for its stock-based compensation plans in accordance with SFAS No. 123R, “Share-Based Payment” (“ASC 718-10”). Under ASC 718-10, all stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense in the statement of earnings over the requisite service period.

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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

The Company granted 76 and 146 options to employees at a weighted-average grant-date fair value of $9.17 and $20.26 per share for the nine months ended September 26, 2009 and September 27, 2008, respectively. The Company recognized stock-based compensation costs related to stock options of $1,000 ($633 net of taxes) and $1,637 ($1,037 net of taxes) for the three months ended September 26, 2009 and September 27, 2008, respectively, and $3,063 ($1,940 net of taxes) and $4,889 ($3,097 net of taxes) for the nine months ended September 26, 2009 and September 27, 2008, respectively, which has been allocated to selling, general and administrative expenses. Pre-tax unrecognized compensation expense for stock options granted to employees and outside directors, net of estimated forfeitures, was $4,895 as of September 26, 2009, and will be recognized as expense over a weighted-average period of approximately 2.1 years.

The fair value of the option award is estimated on the date of grant using the Black-Scholes-Merton valuation model. Expected volatility is based on the historical volatility of the Company’s common stock. The Company uses historical data to estimate option exercise and forfeiture rates within the valuation model.

The Company granted 114 and 72 RSU’s at a weighted-average grant-date fair value of $29.34 and $75.05 per unit for the nine months ended September 26, 2009 and September 27, 2008, respectively. The Company recognized stock-based compensation costs related to the issuance of RSU’s of $1,101 ($697 net of taxes) and $804 ($509 net of taxes) for the three months ended September 26, 2009 and September 27, 2008, respectively, and $3,593 ($2,276 net of taxes) and $3,919 ($2,483 net of taxes) for the nine months ended September 26, 2009 and September 27, 2008, respectively, which has been allocated to selling, general and administrative expenses. Pre-tax unrecognized compensation expense for unvested RSU’s granted to employees, net of estimated forfeitures, was $6,912 as of September 26, 2009, and will be recognized as expense over a weighted-average period of approximately 2.0 years.

The Company granted 3 restricted stock awards for the nine months ended September 26, 2009. Compensation expense for restricted stock awards for the three and nine months ended September 26, 2009 and September 27, 2008, respectively, was not significant.

10.	Earnings (loss) per share

The Company applies the provisions of SFAS No. 128, “Earnings per Share” (“ASC 260-10”) which requires companies to present basic earnings (loss) per share (“EPS”) and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings (loss) of the Company, if dilutive.

Common stock options and RSU’s are included in the diluted EPS calculation using the treasury stock method, if dilutive. Excluded from the computation of diluted EPS are stock options to purchase common shares and RSU’s of 2,397 and 1,460 shares because their effect would have been anti-dilutive for the three months ended September 26, 2009 and September 27, 2008, respectively, and 2,868 and 1,314 shares because their effect would have been anti-dilutive for the nine months ended September 26, 2009 and September 27, 2008, respectively. For the three months ended September 27, 2008 and for the nine months ended September 26, 2009 and September 27, 2008, all outstanding common stock options to purchase common shares and unvested restricted shares (units) were excluded from the calculation of diluted loss per share because their effect on loss per common share was anti-dilutive.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Net earnings (loss) attributable to Mohawk Industries, Inc.	$34,348	(1,484,781)	(25,278)	(1,330,613)
Weighted-average common shares outstanding-basic and diluted:
Weighted-average common shares outstanding - basic	68,456	68,411	68,446	68,396
Add weighted-average dilutive potential common shares - options and RSU’s to purchase common shares, net	197	—	—	—

Weighted-average common shares outstanding-diluted	68,653	68,411	68,446	68,396

Basic earnings (loss) per share attributable to Mohawk Industries, Inc.	$0.50	(21.70)	(0.37)	(19.45)

Diluted earnings (loss) per share attributable to Mohawk Industries, Inc.	$0.50	(21.70)	(0.37)	(19.45)

11.	Supplemental Condensed Consolidated Statements of Cash Flows Information

	Nine Months Ended
	September 26, 2009	September 27, 2008
Net cash paid during the period for:
Interest	$109,142	112,068

Income taxes	$28,803	88,323

12.	Segment reporting

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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Segment information is as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Net sales:
Mohawk	$755,904	953,827	2,118,025	2,827,297
Dal-Tile	361,590	472,031	1,096,772	1,402,593
Unilin	281,803	357,785	829,984	1,173,065
Intersegment sales	(16,732)	(20,609)	(47,865)	(61,779)

	$1,382,565	1,763,034	3,996,916	5,341,176

Operating income (loss):
Mohawk	$16,261	(224,376)	(142,234)	(167,542)
Dal-Tile	21,166	(479,918)	72,626	(364,808)
Unilin	34,929	(592,549)	80,622	(482,472)
Corporate and eliminations	(4,285)	(4,257)	(14,149)	(15,897)

	$68,071	(1,301,100)	(3,135)	(1,030,719)

			As of
			September 26, 2009	December 31, 2008
Assets:
Mohawk			$1,697,334	1,876,696
Dal-Tile			1,622,502	1,693,765
Unilin			2,754,233	2,663,599
Corporate and eliminations			414,386	212,115

			$6,488,455	6,446,175

13.	Commitments, contingencies and other

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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

In August 2009, the Company filed a petition for certiorari with the United States Supreme Court. The Company will continue to vigorously defend itself against this action.

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

The Company recorded pre-tax business restructuring charges of $16,019 and $31,936 for the three months and nine months ended September 26, 2009, respectively, of which $6,030 and $21,138 was recorded as cost of sales and $9,989 and $10,798 was recorded as selling, general and administrative expenses for the three and nine months ended September 26, 2009, respectively. The charges primarily relate to the Company’s actions taken to lower its cost structure and improve the efficiency of its manufacturing and distribution operations as it adjusts to current economic conditions.

The activity for the first nine months of 2009 is as follows:

	Asset write- downs	Inventory write- downs	Lease impairments	Severance	Other restructuring costs	Total
Balance at December 31, 2008	$—	—	12,711	2,070	—	14,781
Provisions
Mohawk segment	2,061	2,300	1,147	2,646	—	8,154
Dal-Tile segment	535	—	7,588	—	—	8,123
Unilin segment	4,310	2,662	—	4,773	3,914	15,659
Cash payments	—	—	(3,900)	(4,853)	(25)	(8,778)
Noncash items	(6,906)	(4,962)	—	—	—	(11,868)

Balance at September 26, 2009	$—	—	17,546	4,636	3,889	26,071

The Company expects the remaining severance costs, lease impairments and other restructuring costs to be paid over the next one to six years. At September 26, 2009 and December 31, 2008, the Company had $23,506 and $13,367, respectively, of assets held for sale which are included in deferred income taxes and other current assets in the condensed consolidated balance sheet.

As a result of the current economic conditions, the Company anticipates recording restructuring charges of approximately $25,000 in the fourth quarter of 2009. Early in the fourth quarter the Company approved a

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

plan to restructure certain Mohawk segment assets at a cost of approximately $10,000. In addition, the Company anticipates recording further restructuring charges of approximately $15,000 relating to certain assets, lease commitments and severance costs in its manufacturing and distribution infrastructure.

14.	Fair value of financial instruments

Natural Gas Risk Management

The Company uses natural gas futures contracts to manage unanticipated changes in natural gas prices. The contracts are based on forecasted usage of natural gas measured in Million British Thermal Units (“MMBTU”). The Company has designated the natural gas futures contracts as cash flow hedges. The outstanding contracts are valued at market with the offset applied to other comprehensive (loss) income (“OCI”), net of applicable income taxes and any hedge ineffectiveness. Gains or losses on the effective portion of the derivatives are reclassified from OCI and recognized in cost of sales in the same period or periods during which the hedged transaction affects earnings. Any ineffective portion of the derivatives is recognized in cost of sales during the period within the condensed consolidated statements of operations. The Company enters into futures contracts that closely match the terms of the underlying transactions. As a result, the ineffective portion of the open hedge contracts as of September 26, 2009 is not material to the condensed consolidated statements of operations. As of September 26, 2009, the Company had natural gas contracts that mature from November 2009 to December 2009 with an aggregate notional amount of approximately 480 MMBTU’s. The fair value of these contracts was a liability of $1,810 as of September 26, 2009, which is included in accounts payable and accrued expenses in the condensed consolidated balance sheets. The offset to this liability is recorded in other comprehensive income, net of income taxes. The amount that the Company anticipates will be reclassified out of accumulated other comprehensive income (“AOCI”) in the next twelve months is a loss of approximately $1,149 net of income taxes.

Foreign Currency Risk Management

The Company enters into foreign exchange forward contracts to hedge foreign denominated costs associated with its operations in Mexico. The objective of these transactions is to reduce the impact of the volatility of exchange rates by fixing a portion of these costs in U.S. currency. Accordingly, these contracts have been designated as cash flow hedges. Gains and losses on the effective portion of the derivatives are reclassified from other comprehensive income and recognized in cost of sales in the same period or periods during which the hedged transaction affects earnings. Any ineffective portion of the derivatives is recognized in cost of goods sold during the period within the condensed consolidated statements of operations. The Company enters into futures contracts that closely match the terms of the underlying transactions. As a result, the ineffective portion of the open hedge contracts as of September 26, 2009 is not material to the condensed consolidated statements of operations. The Company had forward contracts to purchase approximately 66,324 Mexican pesos as of September 26, 2009. The fair value of these contracts was a liability of $943 as of September 26, 2009, which is included in accounts payable and accrued expenses in the condensed consolidated balance sheets. The aggregate U.S. dollar value of these contracts as of September 26, 2009 was approximately $5,796. The offset to these liabilities is recorded in other comprehensive income (loss), net of income taxes. The amount that the Company anticipates will be reclassified out of accumulated other comprehensive income in the next twelve months is a loss of approximately $599, net of income taxes.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

The following tables summarize activities related to the Company’s derivative instruments, classified as cash flow hedges in accordance with ASC 815-10 for the period ended September 26, 2009:

(Loss) gain recognized in accumulated other comprehensive income (effective portion), net of income taxes:

		Three Months Ended September 26, 2009	Nine Months Ended September 26, 2009
Natural gas futures contracts		$(293)	(3,647)
Foreign exchange forward contracts		(33)	645
Loss reclassified from accumulated other comprehensive income into income, net of income taxes:

	Location	Three Months Ended September 26, 2009	Nine Months Ended September 26, 2009
Natural gas futures contracts	Cost of sales	$2,092	6,193
Foreign exchange forward contracts	Cost of sales	530	2,082

The Company measures its financial and non-financial assets and liabilities at fair value within the condensed consolidated financial statements. The Company has derivative contracts, which include natural gas futures contracts and foreign exchange forward contracts. The income approach is used to determine fair value, which consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contracts using observable market inputs such as natural gas and foreign exchange spot and forward rates, interest rates, the Company’s credit risk and its counterparties’ credit risks. As of September 26, 2009, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to its own credit risk.

The following table provides a summary of the fair values of financial assets and liabilities as required by ASC 820-10:

	September 26, 2009	Fair Value Measurements as of September 26, 2009 Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liabilities	$2,753	—	2,753	—

15.	Income taxes

In accordance with Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” (“ASC 270-10”) and FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods — an interpretation of APB Opinion No. 28” (“ASC 740-270”), at the end of each interim period, the Company is required to determine its estimated annual effective tax rate and then apply that rate in providing for income taxes on an interim period. However, in certain circumstances where the Company is unable to make a reliable estimate of the annual effective tax rate, ASC 740-270 allows the actual effective tax rate for the interim period to be used. For the three and nine months ended September 26, 2009, the Company calculated and used its actual effective tax rate for the three and nine months ended September 26, 2009, because the Company was unable to reasonably estimate its annual effective tax rate due to fluctuations in its annual pre-tax income and loss between quarters, including the effects caused by multiple taxing jurisdictions.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

16.	Debt

On September 2, 2009, the Company entered into a $600,000 four-year, senior, secured revolving credit facility (the “ABL Facility”) in connection with the replacement of the Company’s then-existing senior, unsecured, revolving credit facility (the “Senior Unsecured Facility”). At the time of its termination, the Senior Unsecured Facility consisted of a $650,000 revolving credit facility, which was to mature on October 28, 2010. The ABL Facility provides for a maximum of $600,000 of revolving credit, subject to borrowing base availability, including limited amounts of credit in the form of letters of credit and swingline loans. The borrowing base is equal to specified percentages of eligible accounts receivable and inventories of the Company and other borrowers under the ABL Facility, less reserves established in good faith by the Administrative Agent under the ABL Facility. All obligations under the ABL Facility, and the guarantees of those obligations, are secured by a security interest in certain accounts receivable, inventories, certain deposit and securities accounts, tax refunds and other personal property (excluding intellectual property) directly relating to, or arising from, and proceeds of, any of the foregoing. In connection with the entry into the ABL Facility, the Company incurred $23,528 in debt issuance costs which will be amortized on a straight-line basis over the four-year term of the facility and recognized as interest expense in the condensed consolidated statement of operations.

The ABL Facility is scheduled to mature on September 2, 2013 but the maturity date will be moved earlier to: (i) October 15, 2010 if the Company’s outstanding 5.75% senior notes due January 15, 2011 have not been repaid, refinanced, defeased or adequately reserved for by the Company, as reasonably determined by the Administrative Agent, prior to October 15, 2010, and (ii) January 15, 2012, if the Company’s outstanding 7.20% senior notes due April 15, 2012 have not been repaid, refinanced, defeased or adequately reserved for by the Company, as reasonably determined by the Administrative Agent, prior to January 15, 2012. The Company can make adequate reserves for such senior notes with unrestricted cash on hand and unutilized borrowing availability under the ABL Facility.

At the Company’s election, revolving loans under the ABL Facility bear interest at annual rates equal to either (a) LIBOR for 1, 2, 3 or 6 month periods, as selected by the Company, plus an applicable margin ranging between 3.75% and 4.25%, or (b) the higher of the prime rate, the Federal Funds rate plus 0.5%, or a daily LIBOR rate, plus an applicable margin ranging between 2.25% and 2.75%. The Company also pays a commitment fee to the Lenders under the ABL Facility on the average amount by which the aggregate commitments of the Lenders’ exceed utilization of the ABL Facility equal to 1.00% per annum during any quarter that this excess is 50% or more, and 0.75% per annum during any quarter that this excess is less than 50%.

The ABL Facility includes certain affirmative and negative covenants that impose restrictions on Mohawk’s financial and business operations, including limitations on debt, liens, investments, fundamental changes, asset dispositions, dividends and other similar restricted payments, transactions with affiliates, payments and modifications of certain existing debt, future negative pledges, and changes in the nature of the Company’s business. Many of these limitations are subject to numerous exceptions. The Company is also required to maintain a fixed charge coverage ratio of 1.1 to 1.0 during any period that the unutilized amount available under the ABL Facility is less than 15% of the amount available under the ABL Facility.

As of September 26, 2009, the amount used under the ABL Facility was $116,682 leaving a total of $483,318 available under the ABL Facility. The amount used under the ABL Facility is composed of $53,542 standby letters of credit guaranteeing the Company’s industrial revenue bonds and $63,140 of standby letters of credit related to various insurance contracts and foreign vendor commitments.

On November 8, 2005, one of the Company’s subsidiaries entered into a Euro 130.0 million, five-year unsecured, revolving credit facility, maturing on November 8, 2010 (the “Euro revolving credit facility”). On September 1, 2009, the Company terminated the Euro revolving credit facility.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

During the second quarter of 2009, the Company terminated its on-balance sheet trade accounts receivable securitization agreement, which allowed for borrowings up to $250.0 million based on available accounts receivable, because the Company determined that the liquidity provided by the Securitization Facility during the remaining term was not necessary. No early termination penalties were incurred as a result of the termination.

Summary of Liabilities Recorded at Carrying Value

ASC 825-10 requires disclosures about fair value of financial instruments in interim reporting periods of publicly-traded companies.

The fair value and carrying value of our debt instruments are detailed as follows:

	September 26, 2009		December 31, 2008
	Fair Value	Carrying Value	Fair Value	Carrying Value
Securitization facility	$—	—	47,000	47,000
Five-year senior unsecured credit facility	—	—	55,300	55,300
Four-year senior secured credit facility	—	—	—	—
5.75% notes	508,205	498,240	450,000	500,000
7.20% senior notes	410,000	400,000	340,000	400,000
6.125% notes	891,000	900,000	684,000	900,000
Industrial revenue bonds, capital leases and other	57,061	57,061	52,486	52,486

Total	$1,866,266	1,855,301	1,628,786	1,954,786

The fair values of the Company’s debt instruments were estimated using market observable inputs, including quoted prices in active markets, market indices and interest rate measurements. Within the hierarchy of fair value measurements, these are Level 2 fair values.

17.	Subsequent events

In accordance with ASC 855-10-05, the Company has evaluated subsequent events through the issuance of these consolidated financial statements which occurred on October 30, 2009.

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

The Company reported net earnings of $34.3 million or diluted earnings per share (“EPS”) of $0.50 for the third quarter of 2009, compared to net loss of $1,484.8 million or diluted (loss) EPS of $(21.70) for the third quarter of 2008. The net loss for the three months ended September 27, 2008, included a $1,418.9 million impairment charge to reduce the carrying amount of the Company’s goodwill and intangible assets and a charge of $253 million to record a tax valuation allowance against the carrying amount of a deferred tax asset recognized in the fourth quarter of 2007. In addition, the change in EPS resulted from the impact of lower sales volumes, which the Company believes is attributable to continued weakness in the U.S. residential remodeling and new construction markets, commercial real estate market and European demand and the net effect of price and product mix, partially offset by lower raw material, energy and selling general and administrative costs.

For the nine months ended September 26, 2009, the Company reported net loss of $25.3 million or diluted (loss) EPS of $0.37 compared to net loss of $1,330.6 million or diluted (loss) EPS of $(19.45) for the nine months ended September 27, 2008. The net loss for the nine months ended September 27, 2008, included a $1,418.9 million goodwill and intangible asset impairment charge and the $253 million tax valuation allowance charge noted above. In addition, the change in loss per share resulted from the impact of lower sales volumes, which the Company believes is attributable to continued weakness in the U.S. residential remodeling and new construction markets, commercial real estate market and European demand and a net increase in warranty requirements for certain commercial carpet tiles. As a result of these current economic conditions, the Company continues to adjust its working capital levels to reflect the current sales demands and production levels of its business.

At the end of the first quarter of 2009, the Company recognized a higher trend of incidents related to the use of new technology in certain commercial carpet tiles and recorded a $110.2 million carpet sales allowance and a $12.4 million inventory write-off. The Company discontinued sales of these commercial carpet tiles and replaced it with an established technology. The amounts recorded reflect the Company’s best reasonable estimate but the actual amount of claims and related costs could vary from such estimates.

For the nine months ended September 26, 2009, the Company generated $413 million of operating cash flow which it used to reduce debt by $103 million and build cash. At September 26, 2009, the Company had cash and cash equivalents of $306 million. In addition, the Company tightened capital expenditures to align its manufacturing, distribution and selling infrastructure to market conditions.

Although the Company cannot determine with certainty as to when the deteriorating market conditions will stabilize and begin to improve, the Company believes it is well-positioned in the long-term as the industry improves. As a result of the current economic conditions, the Company anticipates recording restructuring charges of approximately $25 million in the fourth quarter of 2009. Early in the fourth quarter, the Company approved a plan to restructure certain Mohawk segment assets for approximately $10 million. In addition, the Company anticipates recording further restructuring charges of approximately $15 million relating to certain assets, lease commitments and severance costs in its manufacturing and distribution infrastructure.

Results of Operations

Quarter Ended September 26, 2009, as Compared with Quarter Ended September 27, 2008

Net Sales

Net sales for the quarter ended September 26, 2009 were $1,382.6 million, reflecting a decrease of $380.5 million, or 21.6%, from the $1,763.0 million reported for the quarter ended September 27, 2008. The decrease was primarily driven by a decline in sales volumes of approximately $245 million due to the continued weakness in the U.S. residential remodeling and new construction markets, commercial real estate market and European demand, a decline of approximately $116 million due to unfavorable price and product mix as customers trade down to lower priced products and a decline of approximately $17 million due to unfavorable foreign exchange rates.

Mohawk Segment - Net sales decreased $197.9 million, or 20.8%, to $755.9 million in the current quarter compared to $953.8 million in the third quarter of 2008. The decrease was primarily driven by a decline in sales volumes of approximately $121 million due to the continued weakness in the U.S. residential remodeling and new construction markets and the declining commercial real estate market and a decline of approximately $71 million due to unfavorable price and product mix as customers trade down to lower priced products and selling prices on commoditized products have compressed.

Dal-Tile Segment - Net sales decreased $110.4 million, or 23.4%, to $361.6 million in the current quarter compared to $472.0 million in the third quarter of 2008. The decrease was primarily driven by a decline in sales volumes of approximately $85 million due to the continued weakness in the U.S. residential remodeling and new construction markets and the declining commercial real estate market and a decline of approximately $21 million due to unfavorable price and product mix as customers trade down to lower priced products.

Unilin Segment - Net sales decreased $76.0 million, or 21.2%, to $281.8 million in the current quarter compared to $357.8 million in the third quarter of 2008. The decrease was driven by a decline in sales volumes of approximately $42 million due to the continued weakness in the U.S. residential remodeling and new construction markets and slowing European demand, a decline of approximately $22 million due to the net effect of unfavorable price and product mix and a decline of approximately $12 million due to unfavorable foreign exchange rates.

Gross profit

Gross profit for the third quarter of 2009 was $369.5 million (26.7% of net sales) and represented a decrease of $69.6 million or 15.9% compared to gross profit of $439.1 million (24.9% of net sales) for the prior year’s third quarter. Gross profit in the current quarter was unfavorably impacted by a decrease of approximately $77 million resulting from a decline in sales volume, a decline of approximately $53 million due to unfavorable price and product mix and a decrease of approximately $6 million for restructuring charges, partially offset by lower manufacturing costs of approximately $55 million. The increase in gross profit percentage is primarily attributable to lower raw material costs and manufacturing costs.

Selling, general and administrative expenses

Selling, general and administrative expenses for the third quarter of 2009 were $301.4 million (21.8% of net sales), reflecting a decrease of $19.9 million, or 6.2%, compared to $321.3 million (18.2% of net sales) for the prior year’s third quarter. The decrease in selling, general and administrative expenses is primarily driven by lower sales and various cost savings initiatives implemented by the Company, offset by restructuring costs of approximately $10 million. The increase in selling general and administrative expenses as a percentage of sales is primarily a result of a higher mix of fixed costs on lower net sales.

Impairment of goodwill and intangibles

During the third quarter of 2008, the Company recorded a $1,418.9 million ($1,307.4 million net of income taxes) impairment charge to reduce the carrying amount of the Company’s goodwill and intangible assets to their estimated fair value based upon the results of an interim impairment test. The total impairment included $253.6 million in the Mohawk segment, $531.9 million in the Dal-Tile segment and $633.4 million in the Unilin segment.

Operating income

Operating income for the third quarter of 2009 was $68.1 million (4.9% of net sales) compared to an operating loss of $1,301.1 million in the third quarter of 2008. The change was primarily driven by the recognition of an impairment of goodwill and other intangibles of $1,418.9 million in the third quarter of 2008. In addition, operating income in the current period was impacted by a decline of approximately $79 million due to lower sales volumes and a decline of approximately $54 million due to unfavorable price and product mix, partially offset by lower manufacturing and selling, general and administrative costs of approximately $83 million.

Mohawk Segment - Operating income was $16.3 million (2.2% of segment net sales) in the third quarter of 2009 reflecting an increase of $240.6 million compared to operating loss of $224.4 million in the third quarter of 2008. The increase was primarily driven by the recognition of an impairment of goodwill and other intangibles of $254 million in the third quarter of 2008. In addition, operating income in the current period was impacted by a decline of approximately $33 million due to lower sales volumes and a decline of approximately $22 million due to unfavorable price and product mix, partially offset by lower manufacturing and selling, general and administrative costs of approximately $34 million.

Dal-Tile Segment - Operating income was $21.2 million (5.9% of segment net sales) in the third quarter of 2009 reflecting an increase of $501.1 million compared to operating loss of $479.9 million for the third quarter of 2008. The increase was primarily driven by the recognition of an impairment of goodwill and other intangibles of $532 million in the third quarter of 2008. In addition, operating income in the current period was impacted by a decline of approximately $30 million due to lower sales volumes, a decline of approximately $9 million due to unfavorable price and product mix and a decrease of approximately $8 million for restructuring charges, partially offset by lower manufacturing and selling, general and administrative costs of approximately $14 million.

Unilin Segment - Operating income was $34.9 million (12.4% of segment net sales) in the third quarter of 2009 reflecting an increase of $627.5 million compared to operating loss of $592.5 million for the third quarter of 2008. The increase was primarily driven by the recognition of an impairment of goodwill and other intangibles of $633 million in the third quarter of 2008. In addition, operating income in the current period was impacted by a decline of approximately $23 million due to the net effect of price and product mix and a decline in sales volumes of approximately $16 million, partially offset by lower raw material and manufacturing costs of approximately $35 million.

Interest expense

Interest expense for the third quarter of 2009 was $32.3 million compared to $30.5 million in the third quarter of 2008. The increase in interest expense was directly related to higher interest rates on the Company’s notes and revolving credit facilities, partially offset by lower average debt levels in the current quarter when compared to the third quarter of 2008.

Income tax expense

For the third quarter of 2009, the Company recorded income tax expense of $2.0 million on earnings before taxes of $37.4 million, resulting in an effective tax rate of 5.4%, as compared to income tax expense of $148.9 million on loss before taxes of $1,334.3 million for the quarter ended September 27, 2008. The change is principally due to the non-deductible 2008 third quarter goodwill impairment charge, the recognition of a $253 million valuation allowance against a deferred tax benefit in the third quarter of 2008, and different geographic distribution of income and expense items.

In the fourth quarter of 2007, the Company moved the intellectual property and treasury operations of an indirectly owned European entity to a new office in another jurisdiction in Europe. The Company also indirectly owned a holding company in the new jurisdiction that provided certain treasury functions to Unilin and the move allowed for the consolidation of the historical intellectual property and treasury operations to be combined with those of the holding company’s treasury operations in a single jurisdiction in order to integrate and streamline the operations, to facilitate international acquisitions and to improve tax and cost efficiencies. This restructuring resulted in a step up in the subsidiary’s taxable basis of its intellectual property. The step up relates primarily to intangible assets which will be amortized over 10 years for tax purposes. During the fourth quarter of 2007, the Company evaluated the evidence for recognition of the deferred tax asset created through the restructuring and determined that, based on the available evidence, the deferred tax asset would more likely than not be realized. The deferred tax asset recognized at December 31, 2007 was approximately $245 million and the related income tax benefit recognized in the consolidated financial statements was approximately $272 million.

During the third quarter of 2008, the Company reassessed the need for a valuation allowance against its deferred tax assets. Cash flows had decreased from that projected as of December 31, 2007, primarily due to the slowing worldwide economy and declining sales volume. The Company determined that, given the current and expected economic conditions and the corresponding reductions in cash flows, its ability to realize the benefit of the deferred tax asset related to the transaction described above as well as tax losses generated in the same jurisdiction was not more likely than not. Accordingly the Company recorded a valuation allowance against the deferred tax asset in the amount of $253 million during the quarter ended September 27, 2008.

For the third quarter ended September 26, 2009, the Company calculated its actual effective tax rate for the nine months ended September 26, 2009, resulting in a quarterly tax rate of 5.4%. This rate was used because the Company was unable to reasonably estimate its annual effective tax rate due to fluctuations in its annual pre-tax income and loss between quarters, including the effects caused by multiple taxing jurisdictions. The Company applied the guidance of Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting (“ASC 825-10”) and FASB Interpretation No. 18, Accounting for Income Taxes in Interim Periods — an interpretation of APB Opinion No. 28” (“ASC 740-270”), which requires, at the end of each interim period, the Company to determine an estimate of its annual effective tax rate and then apply that rate in providing for income taxes on an interim period. However, in certain circumstances where the company is unable to make a reliable estimate of the annual effective tax rate, ASC 740-270 allows the actual effective tax rate for the interim period to be used.

Nine Months Ended September 26, 2009, as Compared with Nine Months Ended September 27, 2008

Net Sales

Net sales for the nine months ended September 26, 2009 were $3,996.9 million, reflecting a decrease of $1,344.3 million, or 25.2%, from the $5,341.2 million reported for the nine months ended September 27, 2008. The decrease was primarily driven by a decline in sales volumes of approximately $927 million due to the continued weakness in the U.S. residential remodeling and new construction markets, commercial real estate market and European demand, a decline of approximately $228 million due to unfavorable price and product mix, a decline of approximately $90 million due to unfavorable foreign exchange rates, and a decrease of approximately $87 million due to a net increase in warranty requirements described in the overview.

Mohawk Segment - Net sales decreased $709.3 million, or 25.1%, to $2,118.0 million in the current nine months compared to $2,827.3 million in the first nine months of 2008. The decrease was primarily driven by a decline in sales volumes of approximately $470 million due to the continued weakness in the U.S. residential remodeling and new construction markets and the declining commercial real estate market, a decline of approximately $125 million due to unfavorable price and product mix as customers trade down to lower priced products and a decrease of approximately $87 million due to a net increase in warranty requirements described above in the overview.

Dal-Tile Segment - Net sales decreased $305.8 million, or 21.8%, to $1,096.8 million in the current nine months compared to $1,402.6 million in the first nine months of 2008. The decrease was primarily driven by a decline in sales volumes of approximately $249 million due to the continued weakness in the U.S. residential remodeling and new construction markets and the declining commercial real estate market, a decline of approximately $40 million due to unfavorable price and product mix as customers trade down to lower priced products and a decline of approximately $17 million due to unfavorable foreign exchange rates.

Unilin Segment - Net sales decreased $343.1 million, or 29.2%, to $830.0 million in the current nine months compared to $1,173.1 million in the first nine months of 2008. The decrease was driven by a decline in sales volumes of approximately $207 million due to the continued weakness in the U.S. residential remodeling and new construction markets and slowing European demand, a decline of approximately $73 million due to unfavorable foreign exchange rates and a decline of approximately $63 million due to the net effect of price and product mix.

Gross profit

Gross profit for the first nine months of 2009 was $890.5 million (22.3% of net sales) and represented a decrease of $491.3 million compared to gross profit of $1,381.8 million (25.9% of net sales) for the prior year’s first nine months. Gross profit in the current nine months was unfavorably impacted by a decrease of approximately $287 million resulting from a decline in sales volume, a decline of approximately $136 million due to the net effect of price and product mix, a decline of approximately $99 million due to a net increase in warranty requirements described above in the overview, a decrease of approximately $21 million for restructuring charges and a decline of approximately $17 million due to unfavorable foreign exchange rates, partially offset by lower manufacturing costs of approximately $65 million. The decrease in gross profit percentage is primarily attributable to unfavorable price and product mix, partially offset by lower raw material and manufacturing costs.

Selling, general and administrative expenses

Selling, general and administrative expenses for the first nine months of 2009 were $893.7 million (22.4% of net sales), reflecting a decrease of $99.9 million, or 10.1%, compared to $993.6 million (18.6% of net sales) for the prior year’s first nine months. The decrease in selling, general and administrative expenses is primarily driven by lower sales and various cost savings initiatives implemented by the Company, partially offset by approximately $11 million for restructuring charges. The increase in selling general and administrative expenses as a percentage of sales is primarily a result of a higher mix of fixed costs on lower net sales.

Operating (loss) income

Operating loss for the first nine months of 2009 was $3.1 million reflecting an improvement of $1,027.6 million compared to operating loss of $1,030.7 million in the first nine months of 2008. The change was primarily driven by the recognition of an impairment of goodwill and other intangibles of $1,418.9 million in the third quarter of 2008. In addition, operating income in the current year was impacted by a decline of approximately $288 million due to lower sales volumes, a decline of approximately $136 million due to the net effect of price and product mix and a decline of approximately $99 million due to a net increase in warranty requirements described above in the overview, partially offset by lower costs of approximately $163 million.

Mohawk Segment - Operating loss was $142.2 million in the first nine months of 2009 reflecting an improvement of $25.3 million compared to operating loss of $167.5 million in the first nine months of 2008. The change was primarily driven by the recognition of an impairment of goodwill and other intangibles of $254 million in the third quarter of 2008. In addition, operating income in the current year was impacted by a decline of approximately $132 million due to lower sales volumes, a decline of approximately $99 million due to a net increase in warranty requirements described above in the overview, and a decline of approximately $56 million due to the net effect of price and product mix, partially offset by lower raw material and selling, general and administrative costs of approximately $65 million.

Dal-Tile Segment - Operating income was $72.6 million (6.6% of segment net sales) in the third quarter of 2009 reflecting an increase of $437.4 million compared to operating loss of $364.8 million for the third quarter of 2008. The increase was primarily driven by the recognition of an impairment of goodwill and other intangibles of $532 million in the third quarter of 2008. In addition, operating income in the current year was impacted by a decline of approximately $87 million due to lower sales volumes and a decline of approximately $23 million due to the net effect of price and product mix, partially offset by lower selling general and administrative costs of approximately $13 million and approximately $10 million due to favorable foreign exchange rates.

Unilin Segment - Operating income was $80.6 million (9.7% of segment net sales) in the first nine months of 2009 reflecting an increase of $563.1 million compared to operating loss of $482.5 million for the first nine months of 2008. The increase was primarily driven by the recognition of an impairment of goodwill and other intangibles of $633 million in the third quarter of 2008. In addition, operating income in the current year was impacted by a decline of approximately $69 million due to lower sales volumes, a decline of approximately $58 million due to the net effect of price and product mix, a decrease of approximately $15 million for restructuring charges and a decrease of approximately $11 million due to unfavorable foreign exchange rates, partially offset by lower costs of approximately $84 million.

Interest expense

Interest expense for the first nine months of 2009 was $92.5 million compared to $97.0 million in the first nine months of 2008. The decrease in interest expense was directly related to lower average debt levels in the current nine months when compared to the first nine months of 2008, partially offset by higher interest rates on the Company’s notes and revolving credit facilities.

Income tax (benefit) expense

For the nine months ended September 26, 2009, the Company recorded an income tax benefit of $67.7 million on a loss before income taxes of $90.1 million, as compared to income tax expense of $194.2 million for the nine months ended September 27, 2008. The change is principally due to the non-deductible 2008 third quarter goodwill impairment charge, the recognition of a $253 million valuation allowance against a deferred tax benefit in the third quarter of 2008, and different geographic distribution of income and expense items.

For the nine months ended September 26, 2009, the Company calculated and used its effective tax rate for the nine months ended September 26, 2009, because it was unable to reasonably estimate its annual effective tax rate due to fluctuations in its annual pre-tax income and loss between quarters, including the effects caused by multiple taxing jurisdictions. The Company applied the guidance of ASC 825-10 and ASC 740-270, which requires, at the end of each interim period, the Company to determine an estimate of its annual effective tax rate and then apply that rate in providing for income taxes on an interim period. However, in certain circumstances where the company is unable to make a reliable estimate of the annual effective tax rate, ASC 740-270 allows the actual effective tax rate for the interim period to be used in the interim period.

Liquidity and Capital Resources

The Company’s primary capital requirements are for working capital, capital expenditures and acquisitions. The Company’s capital needs are met primarily through a combination of internally generated funds, bank credit lines, term and senior notes and credit terms from suppliers.

Cash flows provided by operations for the first nine months of 2009 were $412.6 million compared to cash flows provided by operations of $377.0 million for the first nine months of 2008. The increase in operating cash flows for the first nine months of 2009 as compared to the first nine months of 2008 is primarily attributable to lower inventories as a result of lower sales demand and increased accounts payable days, partially offset by lower trade receivables due to lower sales with an increase in days sales outstanding.

Net cash used in investing activities for the first nine months of 2009 was $77.2 million compared to $163.7 million for the first nine months of 2008. The decrease is due to lower capital spending as a result of lower sales and tighter management of expenditures during 2009 as compared to 2008. Capital spending during the remainder of 2009, excluding acquisitions, is expected to range from $35 million to $40 million, and plans to be used primarily to purchase equipment and to streamline manufacturing capacity.

Net cash used in financing activities for the first nine months of 2009 was $132.8 million compared to net cash used by financing activities of $240.9 million for the same period in 2008. The change in cash used in financing activities as compared to 2008 is primarily attributable to lower debt levels as the Company manages its working capital requirements to align with its current sales.

On September 2, 2009, the Company entered into a $600 million four-year, senior, secured revolving credit facility (the “ABL Facility”) in connection with the replacement of the Company’s then-existing senior, unsecured, revolving credit facility (the “Senior Unsecured Facility”). At the time of its termination, the Senior Unsecured Facility consisted of a $650 million revolving credit facility, which was to mature on October 28, 2010. The ABL Facility provides for a maximum of $600 million of revolving credit, subject to borrowing base availability, including limited amounts of credit in the form of letters of credit and swingline loans. The borrowing base is equal to specified percentages of eligible accounts receivable and inventories of the Company and other borrowers under the ABL Facility, less reserves established in good faith by the Administrative Agent under the ABL Facility. All obligations under the ABL Facility, and the guarantees of those obligations, are secured by a security interest in certain accounts receivable, inventories, certain deposit and securities accounts, tax refunds and other personal property (excluding intellectual property) directly relating to, or arising from, and proceeds of, any of the foregoing. In connection with the entry into the ABL Facility, the Company incurred approximately $23.5 million in debt issuance costs which will be amortized on a straight-line basis over the four-year term of the facility and recognized as interest expense in the condensed consolidated statement of operations.

The ABL Facility is scheduled to mature on September 2, 2013 but the maturity date will be moved earlier to: (i) October 15, 2010 if the Company’s outstanding 5.75% senior notes due January 15, 2011 have not been repaid, refinanced, defeased or adequately reserved for by the Company, as reasonably determined by the Administrative Agent, prior to October 15, 2010, and (ii) January 15, 2012, if the Company’s outstanding 7.20% senior notes due April 15, 2012 have not been repaid, refinanced, defeased or adequately reserved for by the Company, as reasonably determined by the Administrative Agent, prior to January 15, 2012. The Company can make adequate reserves for such senior notes with unrestricted cash on hand and unutilized borrowing availability under the ABL Facility.

At the Company’s election, revolving loans under the ABL Facility bear interest at annual rates equal to either (a) LIBOR for 1, 2, 3 or 6 month periods, as selected by the Company, plus an applicable margin ranging between 3.75% and 4.25%, or (b) the higher of the prime rate, the Federal Funds rate plus 0.5%, or a daily LIBOR rate, plus an applicable margin ranging between 2.25% and 2.75%. The Company also pays a commitment fee to the Lenders under the ABL Facility on the average amount by which the aggregate commitments of the Lenders’ exceed utilization of the ABL Facility equal to 1.00% per annum during any quarter that this excess is 50% or more, and 0.75% per annum during any quarter that this excess is less than 50%.

The ABL Facility includes certain affirmative and negative covenants that impose restrictions on Mohawk’s financial and business operations, including limitations on debt, liens, investments, fundamental changes, asset dispositions, dividends and other similar restricted payments, transactions with affiliates, payments and modifications of certain existing debt, future negative pledges, and changes in the nature of the Company’s business. Many of these limitations are subject to numerous exceptions. The Company is also required to maintain a fixed charge coverage ratio of 1.1 to 1.0 during any period that the unutilized amount available under the ABL Facility is less than 15% of the amount available under the ABL Facility.

As of September 26, 2009, the amount used under the ABL Facility was $116.7 million leaving a total of approximately $483.3 million available under the ABL Facility. The amount used under the ABL Facility is composed of $53.5 million standby letters of credit guaranteeing the Company’s industrial revenue bonds and $63.2 million of standby letters of credit related to various insurance contracts and foreign vendor commitments.

On November 8, 2005, one of the Company’s subsidiaries entered into a Euro 130.0 million, five-year unsecured, revolving credit facility, maturing on November 8, 2010 (the “Euro revolving credit facility”). On September 1, 2009, the Company terminated the Euro revolving credit facility.

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

On January 17, 2006, the Company issued $500.0 million aggregate principal amount of 5.750% notes due 2011 and $900.0 million aggregate principal amount of 6.125% notes due 2016. Interest payable on each series of the notes is subject to adjustment if either Moody’s Investors Service, Inc. (“Moody’s”) or Standard & Poor’s Ratings Services (“Standard & Poor’s”), or both, downgrades the rating assigned to the notes. Each rating agency downgrade results in a 0.25% increase in the interest rate, subject to a maximum increase of 1% per rating agency. If later the rating of these notes improves, then the interest rates would be reduced accordingly. Each 0.25% increase in the interest rate of these notes would increase the Company’s interest expense by approximately $3.5 million per year. On February 25, 2009, Moody’s downgraded its ratings on the Company’s senior unsecured notes to Ba1 from Baa3 with a negative rating outlook. On March 13, 2009, Standard’s & Poors’s downgraded its ratings on the Company’s senior unsecured notes to BB+ from BBB-, with a stable outlook. On September 9, 2009, following the Company’s execution of the ABL Facility, Standard and Poor’s placed the Company’s rating on Credit Watch with negative implications. On September 14, 2009, Moody’s downgraded the Company’s senior unsecured notes to Ba2 from Ba1 with a negative outlook. The three downgrades will increase the Company’s interest expense by approximately $10.5 million per year and could adversely affect the cost of and ability to obtain additional credit in the future. Additional downgrades in the Company’s credit ratings could further increase the cost of its existing credit and adversely affect the cost of and ability to obtain additional credit in the future.

In 2002, the Company issued $400.0 million aggregate principal amount of its senior 7.2% notes due 2012.

As of September 26, 2009, the Company had invested cash of $265.9 million in money market AAA rated cash investments of which $100.0 million was in North America and $165.9 million was in Europe. The Company believes that its cash on hand, cash generated from operations and availability under its ABL Facility will be sufficient to repay, defease or refinance its 5.75% senior notes due January 2011 and meet its capital expenditures and working capital requirements over the next twelve months.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“ASC 820-10”). ASC 820-10 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. ASC 820-10 requires companies to disclose the fair value of financial instruments according to a fair value hierarchy. Additionally, companies are required to provide certain disclosures regarding instruments within the hierarchy, including a reconciliation of the beginning and ending balances for each major category of assets and liabilities. ASC 820-10 is effective for the Company’s fiscal year beginning January 1, 2008 for financial assets and liabilities and January 1, 2009 for non-financial assets and liabilities. The Company’s adoption of ASC 820-10 for financial assets and liabilities on January 1, 2008 and non-financial assets and liabilities on January 1, 2009 did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“ASC 805-10”). ASC 805-10 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. ASC 805-10 also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. ASC 805-10 is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The adoption of ASC 805-10 on January 1, 2009 did not have a material impact on the Company’s consolidated financial statements, although the adoption of ASC 805-10 will impact the recognition and measurement of future business combinations and certain income tax benefits recognized from prior business combinations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“ASC 810-10”). ASC 810-10 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. ASC 810-10 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. ASC 810-10 is effective for fiscal years beginning after December 15, 2008. The adoption of ASC 810-10 on January 1, 2009 did not have a material impact on the Company’s consolidated financial statements. Upon adoption, the Company reclassified approximately $31.1 million on the condensed consolidated balance sheets from other long-term liabilities to noncontrolling interest within equity.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“ASC 815-10”). ASC 815-10 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The provisions of ASC 815-10 are effective for the first quarter of 2009. The adoption of ASC 815-10 on January 1, 2009 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued the FASB Staff Position on FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (“ASC 825-10”). ASC 825-10 requires disclosures about fair value of financial instruments in interim reporting periods of publicly-traded companies that were previously only required to be disclosed in annual financial statements. The provisions of ASC 825-10 are effective for the second quarter of 2009. The adoption of this standard on June 27, 2009 did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“ASC 855-10-05”). ASC 855-10-05 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued (“subsequent events”). More specifically, ASC 855-10-05 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. ASC 855-10-05 provides largely the same guidance on subsequent events which previously existed only in the auditing literature. ASC 855-10-05 is effective for interim or annual financial periods ending after June 15, 2009, and is to be applied prospectively. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“ASC 860”). ASC 860 seeks to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. Specifically, ASC 860 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. ASC 860 is effective for annual and quarterly reporting periods that begin after November 15, 2009. The adoption of this standard on January 1, 2010 is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“ASC 810”). ASC 810 amends FASB Interpretation No. 46(R), “Variable Interest Entities” for determining whether an entity is a variable interest entity (“VIE”) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Under ASC 810, an enterprise has a controlling financial interest when it has a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. ASC 810 also requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. ASC 810 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. ASC 810 is effective for annual and quarterly reporting periods that begin after November 15, 2009. The adoption of this standard on January 1, 2010 is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“ASC 105-10”). ASC 105-10 establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification superseded all the existing non-SEC accounting and reporting standards upon its effective date. ASC 105-10 also replaced FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” given that once in effect, the Codification carries the same level of authority. ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

Forward-Looking Information

Certain of the statements in this Form 10-Q, particularly those anticipating future performance, business prospects, growth and operating strategies, proposed acquisitions, and similar matters, and those that include the words “believes,” “anticipates,” “forecast,” “estimates” or similar expressions constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For those statements, Mohawk claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. There can be no assurance that the forward-looking statements will be accurate because they are based on many assumptions, which involve risks and uncertainties. The following important factors could cause future results to differ: changes in economic or industry conditions; competition; raw material prices; energy costs and supply; timing and level of capital expenditures; timing and implementation of price increases for our products; impairment charges; integration of acquisitions; introduction of new products; rationalization of operations; claims; litigation; and other risks identified in Mohawk’s SEC reports and public announcements.

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

In Shirley Williams et al. v. Mohawk Industries, Inc., four plaintiffs filed a putative class action lawsuit in January 2004 in the United States District Court for the Northern District of Georgia (Rome Division), alleging that they are former and current employees of the Company and that the actions and conduct of the Company, including the employment of persons who are not authorized to work in the United States, have damaged them and the other members of the putative class by suppressing the wages of the Company’s hourly employees in Georgia. The plaintiffs seek a variety of relief, including (a) treble damages; (b) return of any allegedly unlawful profits; and (c) attorney’s fees and costs of litigation. In February 2004, the Company filed a Motion to Dismiss the Complaint, which was denied by the District Court in April 2004. Following appellate review of this decision, the case was returned to the District Court for further proceedings. On December 18, 2007, the plaintiffs filed a motion for class certification. On March 3, 2008, the District Court denied the plaintiffs motion for class certification. The plaintiffs then appealed the decision to the United States Court of Appeals for the 11th Circuit on March 17, 2008. On May 28, 2009, the Court of Appeals issued an order reversing the District Court’s decision and remanding the case back to the District Court for further proceedings on the class certification issue. Discovery has been stayed at the District Court since the appeal. In August 2009, the Company filed a petition for certiorari with the United States Supreme Court. The Company will continue to vigorously defend itself against this action.

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

Uncertainty in the credit markets could also limit demand for our products, and affect the overall availability and cost of credit. At this time, it is unclear whether and to what extent the actions taken by the U.S. government, and other measures currently being implemented or contemplated, will mitigate the effects of the situation. The impact of the current situation on our ability to obtain financing in the future, and the cost and terms of it, is uncertain. These and other economic factors could have a material adverse effect on demand for our products and on our financial condition and operating results. Further, these generally negative economic and business conditions may factor into our periodic credit ratings assessment by either or both Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services (“Standard & Poor’s”). The rating agency’s evaluation is based on a number of factors, which include scale and diversification, brand strength, profitability, leverage, liquidity and interest coverage. On February 25, 2009, Moody’s Investors Service, Inc. (“Moody’s”) downgraded its ratings on the Company’s senior unsecured notes to Ba1 from Baa3 with a negative rating outlook. On March 13, 2009, Standard’s & Poors’s downgraded its ratings on the Company’s senior unsecured notes to BB+ from BBB-, with a stable outlook. On September 9, 2009, following the Company’s execution of the ABL Facility, Standard and Poor’s placed the Company’s rating on Credit Watch with negative implications. On September 14, 2009, Moody’s downgraded the Company’s senior unsecured notes to Ba2 from Ba1 with a negative outlook. The three downgrades will increase the Company’s interest expense by approximately $10.5 million per year and could adversely affect the cost of and ability to obtain additional credit in the future. Additional downgrades in the Company’s credit ratings could further increase the cost of its existing credit and adversely affect the cost of and ability to obtain additional credit in the future, and the Company can provide no assurances that additional downgrades will not occur. Additionally, our credit facilities require us to meet certain affirmative and negative covenants that impose restrictions on our financial and business operations, including limitations relating to debt, investments, asset dispositions and changes in the nature of our business. We are also required to maintain a fixed charge coverage ratio of 1.1 to 1.0 during any period that the unutilized amount available under the ABL Facility is less than 15% of the amount available under the ABL Facility. Failure to comply with these covenants could materially and adversely affect our ability to finance our operations or capital needs and to engage in other activities that may be in our best interest.

The floor covering industry is sensitive to changes in general economic conditions, such as consumer confidence and income, corporate and government spending, interest rate levels, availability of credit and demand for housing. The current downturn in the U.S. and global economies, along with the residential and commercial markets in such economies, has negatively impacted the floor covering industry and the Company’s business. These difficult economic conditions may continue or deteriorate in the foreseeable future. Further, significant or prolonged declines in such economies or in spending for replacement floor covering products or new construction activity could have a material adverse effect on the Company’s business.

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

The floor covering industry is highly competitive. The Company faces competition from a number of manufacturers and independent distributors. Some of the Company’s competitors are larger and have greater resources and access to capital than the Company does. Maintaining the Company’s competitive position may require substantial investments in the Company’s product development efforts, manufacturing facilities, distribution network and sales and marketing activities. Competitive pressures may also result in decreased demand for the Company’s products or force the Company to lower prices. Any of these factors or others may impact demand which could have a material adverse effect on the Company’s business.

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

MOHAWK INDUSTRIES, INC.
(Registrant)

Dated: October 30, 2009	By:	/s/ Jeffrey S. Lorberbaum

JEFFREY S. LORBERBAUM
Chairman, President and
Chief Executive Officer
(principal executive officer)

Dated: October 30, 2009	By:	/s/ Frank H. Boykin

FRANK H. BOYKIN
Chief Financial Officer
(principal financial officer)