Form 10-K
period 2009-12-31
MOHAWK INDUSTRIES INC
filed 2010-02-26
CIK 851968

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐     No ☑

The aggregate market value of the Common Stock of the Registrant held by non-affiliates (excludes beneficial owners of more than 10% of the Common Stock) of the Registrant (37,727,179 shares) on June 26, 2009 (the last business day of the Registrant’s most recently completed fiscal second quarter) was $1,337,051,224. The aggregate market value was computed by reference to the closing price of the Common Stock on such date.

Number of shares of Common Stock outstanding as of February 22, 2010: 68,493,861 shares of Common Stock, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2010 Annual Meeting of Stockholders-Part III.

PART I

Item 1.	Business

General

Mohawk Industries, Inc., (“Mohawk” or the “Company”), a term which includes the Company and its subsidiaries, including its primary operating subsidiaries, Mohawk Carpet, LLC, Dal-Tile Corporation and Unilin BVBA, is a leading producer of floor covering products for residential and commercial applications in the United States (“U.S.”) and residential applications in Europe. The Company is the second largest carpet and rug manufacturer and one of the largest manufacturers, marketers and distributors of ceramic tile, natural stone and hardwood flooring in the U.S., as well as a leading producer of laminate flooring in the U.S. and Europe. The Company had annual net sales in 2009 of $5.3 billion. Approximately 85% of this amount was generated by sales in North America and approximately 15% was generated by sales outside North America. The Company has three reporting segments, the Mohawk segment, the Dal-Tile segment and the Unilin segment. Selected financial information for the Mohawk, Dal-Tile and Unilin segments, geographic net sales and the location of long-lived assets is set forth in note 16 to the consolidated financial statements.

The Mohawk segment designs, manufactures, sources, distributes and markets its floor covering product lines, which include carpets, ceramic tile, laminate, rugs, carpet pad, hardwood and resilient, in a broad range of colors, textures and patterns for residential and commercial applications in both new construction and remodeling. The Mohawk segment markets and distributes its carpets and rugs under its soft surface floor covering brands and ceramic tile, laminate, hardwood and resilient under its hard surface floor covering brands. The Mohawk segment positions its products in all price ranges and emphasizes quality, style, performance and service. The Mohawk segment is widely recognized through its premier brand names, which include “Mohawk®,” “Aladdin®,” “Mohawk ColorCenters®,” “Mohawk Floorscapes®,” “Portico®,” “Mohawk Home®,” “Bigelow®,” “Durkan®,” “Horizon®,” “Karastan®,” “Lees®,” “Merit®,” and “Lauren Ralph Lauren®”. The Mohawk segment markets and distributes soft and hard surface products through over 28,000 customers, which include independent floor covering retailers, home centers, mass merchandisers, department stores, commercial dealers and commercial end users. Some products are also marketed through private labeling programs. The Mohawk segment’s soft surface operations are vertically integrated from the extrusion of resin to the manufacturing and distribution of finished carpets and rugs.

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

The Unilin segment is a leading designer, manufacturer, licensor, distributor and marketer of laminate and hardwood flooring in Europe and the U.S. Unilin is one of the leaders in laminate flooring technology, having commercialized direct pressure laminate, or DPL, a technology used in a majority of laminates today, and has developed the patented UNICLIC® glueless installation system and a variety of other new technologies, such as beveled edges, multiple length planks and new surface technologies. Unilin is one of the largest vertically-integrated laminate flooring manufacturers in the U.S. producing both laminate flooring and related high density fiberboard. Unilin sells its flooring products under the Quick-Step®, Columbia Flooring®, Century Flooring®, and Universal Flooring® brands through retailers, independent distributors and home centers. Unilin also produces roofing systems, insulation panels and other wood products.

Industry

The U.S. floor covering industry has grown from $12.4 billion in sales in 1992 to $20.2 billion in 2008. In 2008, the primary categories of the U.S. floor covering industry were carpet and rug (58%), ceramic tile (11%), resilient and rubber (11%), hardwood (10%), stone (5%) and laminate (5%). Each of these categories has been influenced by the average selling price per square foot, the residential builder and homeowner remodeling markets, housing starts and housing resales, average house size and home ownership. In addition, the level of sales in the floor covering industry, both in the U.S. and Europe, is influenced by consumer confidence, spending for durable goods, interest rates and availability of credit, turnover in housing, the condition of the residential and commercial construction industries and the overall strength of the economy. The U.S. floor covering industry has experienced declining demand beginning in the fourth quarter of 2006 which worsened considerably during the later parts of 2008 and continued to decline throughout 2009. The global economy continues in the most significant downturn in recent history. Overall economic conditions and consumer sentiment have continued to be challenging, which has intensified the pressure on the demand for housing and flooring products.

The worldwide carpet and rug sales volume of U.S. manufacturers was approximately 1.4 billion square yards, or $11.7 billion, in 2008. The carpet and rugs category has two primary markets, residential and commercial. In 2008, the residential market made up approximately 68% of industry amounts shipped and the commercial market comprised approximately 32%. Of the total residential market, 69% of the dollar values of shipments are made in response to residential replacement demand.

The U.S. ceramic tile industry shipped 2.1 billion square feet, or $2.3 billion, in 2008. The ceramic tile industry’s two primary markets, residential applications and commercial applications, represent 58% and 42% of the 2008 industry total, respectively. Of the total residential market, 51% of the dollar values of shipments are made in response to residential replacement demand.

In 2008, the U.S. stone flooring industry shipped 0.2 billion square feet, representing a market of approximately $1.0 billion. Sales of U.S. stone flooring are primarily distributed to the residential market for both new construction and residential replacement.

In 2008, the U.S. hardwood industry shipped 0.9 billion square feet, representing a market of approximately $2.0 billion. Sales of U.S. hardwood are primarily distributed to the residential market for both new construction and residential replacement.

In 2008, the U.S. resilient and rubber industry shipped 3.6 billion square feet, representing a market of approximately $2.2 billion. Sales of U.S. resilient are primarily distributed to the residential market for both new construction and residential replacement.

In 2008, the U.S. laminate industry shipped 1.0 billion square feet, or $1.1 billion. In 2008, the European laminate industry produced approximately 5.0 billion square feet which accounted for approximately 15% of the European floor covering market. Sales of U.S. laminate flooring are primarily distributed through the residential replacement market. Sales to other end user markets are not significant.

Sales and Distribution

Mohawk Segment

Through its Mohawk segment, the Company designs, manufactures, distributes and markets thousands of styles of carpet and rugs in a broad range of colors, textures and patterns. In addition, the Mohawk segment markets and distributes ceramic tile, laminate, hardwood, resilient floor covering, carpet pad and flooring accessories. The Mohawk segment positions product lines in all price ranges and emphasizes quality, style, performance and service. The Mohawk segment markets and distributes its soft and hard surface product lines to over 28,000 customers, which include independent floor covering retailers, home centers, mass merchandisers, department stores, commercial dealers and commercial end users. Some products are also marketed through private labeling programs. Sales to residential customers represent a significant portion of the total industry and the majority of the Company’s carpet and rug sales.

The Company has positioned its premier residential carpet and rug brand names across all price ranges. Mohawk, Horizon, “WundaWeve®,” Lauren Ralph Lauren and Karastan are positioned to sell primarily in the medium-to-high retail price channels in the residential broadloom market. These lines have substantial brand name recognition among carpet dealers and retailers, with the Karastan and Mohawk brands having among the highest consumer recognition in the industry. Karastan is a leader in the high-end market. The Aladdin and Mohawk Home brand names compete primarily in the value retail price channel. The Portico and “Properties®” brand names compete primarily in the builder and multi-family markets, respectively. The Company markets its hard surface product lines, which include Mohawk Ceramic, Mohawk Hardwood, Mohawk Laminate and Congoleum across all price ranges.

The Company offers marketing and advertising support through dealer programs like Mohawk Floorscapes, Mohawk ColorCenter, and Karastan. These programs offer varying degrees of support to dealers in the form of sales and management training, in-store merchandising systems, exclusive promotions and assistance in certain administrative functions such as consumer credit, advertising and website technology.

The commercial customer base is divided into several channels: corporate office space, educational institutions, hospitality facilities, retail space, public space, government and health care facilities. Different purchase decision makers and decision-making processes exist for each channel. In addition, the Company produces and sells broadloom carpet and carpet tile under the brand names “Bigelow Commercial®,” Lees, Durkan, “Karastan Contract®,” and Merit.

The Company’s sales forces are generally organized based on product type and sales channels in order to best serve each type of customer. Product delivery to dealers is done predominantly on Mohawk trucks operating from strategically positioned warehouses/cross-docks that receive inbound product directly from the source of manufacture.

Dal-Tile Segment

The Dal-Tile segment designs, manufactures, distributes and markets a broad line of ceramic tile, porcelain tile and natural stone products. Products are distributed through separate distribution channels consisting of retailers, contractors, commercial users, independent distributors and home centers. The business is organized to address the specific customer needs of each distribution channel, and dedicated sales forces support the various channels.

The Company serves as a “one-stop” source that provides customers with one of the ceramic tile industry’s broadest product lines — a complete selection of glazed floor tile, glazed wall tile, glazed and unglazed ceramic mosaic tile, porcelain tile, quarry tile and stone products, as well as allied products. In addition to products manufactured by the Company’s ceramic tile business, the Company also sources products from other manufacturers to enhance its product offering.

The Company has two of the leading brand names in the U.S. ceramic tile industry— Dal-Tile and American Olean. The Dal-Tile and American Olean brand names date back over 50 years and are well recognized in the industry. Both of these brands are supported by a fully integrated marketing program, displays, merchandising (sample boards and chip chests), literature/catalogs and an internet website.

A network of sales service centers distributes primarily the Dal-Tile brand product with a fully integrated marketing program, emphasizing a focus on quality and fashion serving customers in the U.S., Canada and Puerto Rico. The service centers provide distribution points for customer pick-up, local delivery and showrooms to assist customers. The broad product offering satisfies the needs of its residential and commercial customers.

The independent distributor channel offers a distinct product line under the American Olean brand. Currently, the American Olean brand is distributed through independent distributors and sales service centers that service a variety of residential and commercial customers. The Company is focused on sales growth opportunities through innovative products and programs in both the residential and commercial channels.

The Company has four regional distribution centers in the Dal-Tile operations and shares two distributions centers with other segments. These centers help deliver high-quality customer service by focusing on shorter lead times, increased order fill rates and improved on-time deliveries to customers.

Unilin Segment

The Unilin segment designs, manufactures, licenses, distributes and markets laminate and hardwood flooring in Europe and the U.S. It also designs and manufactures roofing systems, insulation panels and other wood products in Europe. Products are distributed through separate distribution channels consisting of retailers, independent distributors and home centers. Unilin U.S. operations also manufacture Mohawk branded laminate and hardwood flooring which sells through the Mohawk channel. The majority of Unilin’s laminate sales, both in the U.S. and Europe, are for residential replacement. The business is organized to address the specific customer needs of each distribution channel.

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

The Unilin segment markets and sells laminate and hardwood flooring products under the Quick-Step, Columbia Flooring, Century Flooring, and Universal Flooring brands through retailers, independent distributors and home centers. In addition, Unilin also sells laminate and hardwood flooring products under private label. The Company believes Quick-Step is one of the leading brand names in the U.S. and European flooring industry.

Advertising and Promotion

The Company promotes its brands through advertising in television, print, social and internet media as well as in the form of cooperative advertising, point-of-sale displays, advertising and sponsorship of a cycling team, and marketing literature provided to assist in marketing various flooring styles. The Company also continues to rely on the substantial brand name recognition of its product lines. The cost of producing display samples, a significant promotional expense, is partially offset by sales of samples.

Manufacturing and Operations

Mohawk Segment

The Company’s manufacturing operations are vertically integrated and include the extrusion of resin and post-consumer plastics into polypropylene, polyester, nylon and triexta fiber, yarn processing, backing manufacturing, tufting, weaving, dyeing, coating and finishing. Over the past three years, the Mohawk Segment has incurred capital expenditures that have helped increase manufacturing efficiency and improve overall cost competitiveness.

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

Unilin Segment

The Company’s laminate flooring manufacturing operations are vertically integrated, both in the U.S. and in Europe, and include high-density fiberboard (“HDF”) production, paper impregnation, short-cycle pressing, cutting and milling. The European operations also include resin production. Unilin has state-of-the-art equipment that results in competitive manufacturing in terms of cost and flexibility. Most of the equipment for the production of laminate flooring in Belgium and North Carolina is relatively new. In addition, Unilin has significant manufacturing capability for both engineered and prefinished solid wood flooring for the U.S. and European markets. Over the past three years, the Unilin segment has invested in capital expenditures, principally in new plants and state-of-the-art equipment to increase manufacturing capacity, improve efficiency and develop new capabilities.

The manufacturing facilities for other activities in the Unilin business (roofing systems, insulation panels and other wood products) are all configured for cost-efficient manufacturing and production flexibility and are competitive in the European market.

Raw Materials and Suppliers

Mohawk Segment

The principal raw materials the carpet and rug business uses are nylon, polypropylene, triexta, polyester, wool, synthetic backing materials, latex and various dyes and chemicals. Major raw materials used in the Company’s manufacturing process are available from independent sources and the Company obtains most of its externally purchased fibers and resins principally from four major suppliers. Although temporary disruptions of supply of carpet raw materials were experienced in 2005, the carpet and rug business has not experienced significant shortages of raw materials in recent years. The Company believes that there is an adequate supply of all grades of resin and fiber, which are readily available.

Dal-Tile Segment

In the ceramic tile business, the Company manufactures tile primarily from clay, talc, nepheline syenite and glazes. The Company has entered into a long-term supply agreement for most of its talc requirements. The Company has long-term clay mining rights in Kentucky and Mississippi that satisfy nearly all of its clay requirements for producing unglazed quarry tile. The Company purchases a number of different grades of clay for the manufacture of its non-quarry tile. The Company believes that there is an adequate supply of all grades of clay and that all are readily available from a number of independent sources. The Company has two suppliers for its nepheline syenite requirements. If these suppliers were unable to satisfy the requirements, the Company believes that alternative supply arrangements would be available. Glazes are used on a significant percentage of manufactured tiles. Glazes consist of frit (ground glass), zircon, stains and other materials, with frit being the largest ingredient. The Company manufactures approximately 66% of its frit requirements.

Unilin Segment

The principal raw materials used in producing boards, laminate and hardwood flooring are wood, paper, resins, coatings and stains. Wood supply is a very fragmented market in Europe. The Company has long-standing relationships with numerous suppliers. These suppliers provide a wide variety of wood species, varying from fresh round wood to several kinds of by-products of sawmills and used wood recycled specifically for chipboard production, giving the Company a cost-effective and secure supply of raw material. In the U.S., the Company has a long-term contract with a contiguously located lumber company that supplies most of its total needs for HDF board production. The supply of various species of hardwoods and hardwood veneers used in the production of solid wood and engineered flooring is both localized and global.

Major manufacturers supply the papers required in the laminate flooring business in both Europe and the U.S. The Company processes most of the paper impregnation internally in its laminate flooring facilities in Europe and the U.S. In Europe, the resins for paper impregnation are manufactured by the Company, which permits greater control over the laminate flooring manufacturing process, enabling the Company to produce higher-quality products. The Company buys the balance of its resin requirements from a number of companies. The Company believes there are ample sources of supply located within a reasonable distance of Unilin’s facilities.

Competition

The principal methods of competition within the floor covering industry generally are service, style, quality, price, product innovation and technology. In each of the markets, price competition and market coverage are particularly important because there is limited differentiation among competing product lines. The Company’s investments in manufacturing equipment, computer systems and distribution systems, as well as the Company’s marketing strategy, contribute to its ability to compete primarily on the basis of performance, quality, style and service, rather than just price.

Mohawk Segment

The carpet and rug industry is highly competitive. Based on industry publications, the top 5 North American carpet and rug manufacturers (including their North American and foreign divisions) in 2008 had worldwide carpet and rug sales in excess of $8 billion of the over $11 billion market. The Company believes it is the second largest producer of carpets and rugs (in terms of sales dollars) in the world based on its 2008 sales.

Dal-Tile Segment

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

Unilin Segment

The Company believes it has a competitive advantage in the laminate flooring channel as a result of Unilin’s industry leading design and patented technologies, which allows the Company to distinguish its laminate and hardwood flooring products in the areas of finish, quality, installation and assembly. The Company faces competition in the laminate and hardwood flooring channel from a large number of domestic and foreign manufacturers. The Company believes it is one of the largest manufacturers, distributors and marketers of laminate flooring in the world, with a focus on high-end products. In the U.S., the Company has vertically-integrated operations that produce both high density fiberboard and laminate flooring. The Company estimates that there are over 100 wood flooring manufacturers located in various countries. The Company believes it is one of the largest manufacturers and distributors of hardwood flooring in the U.S.

Patents and Trademarks

Intellectual property is important to the Company’s business, and the Company relies on a combination of patent, copyright, trademark and trade secret laws to protect its interests.

The Company uses several trademarks that it considers important in the marketing of its products, including Aladdin, American Olean, Bigelow, Columbia Flooring, Century Flooring, Dal-Tile, “Duracolor®,” Durkan, “Elka®,” “Everset fibers®,” Horizon, Karastan, Lees, Lauren Ralph Lauren, Mohawk, “Mohawk Greenworks®,” Mohawk Home, Portico, “PureBond®,“Quick-Step, “Smartstrand®,” “Ultra Performance System®,” “UNILIN®,” UNICLIC, Universal Flooring and “Wear-Dated®”. These trademarks represent unique innovations that highlight competitive advantages and provide differentiation from competing brands in the market.

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

During 2009, no single customer accounted for more than 5% of total net sales, and the top ten customers accounted for less than 20% of the Company’s sales. The Company believes the loss of one major customer would not have a material adverse effect on its business.

Employees

As of December 31, 2009, the Company employed approximately 27,400 persons consisting of approximately 21,500 in the U.S., approximately 3,100 in Mexico, approximately 2,100 in Europe, approximately 600 in Malaysia and approximately 100 in Canada. The majority of the Company’s European and Mexican manufacturing employees are members of unions. Most of the Company’s U.S. employees are not a party to any collective bargaining agreement. Additionally, the Company has not experienced any strikes or work stoppages in the U.S., Mexico or Malaysia for over 20 years. The Company believes that its relations with its employees are good.

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

The floor covering industry is highly dependent on residential and commercial construction activity, including new construction, which is cyclical in nature and currently in a downturn. The current downturn in the U.S. and global economies, along with the housing markets in such economies, has negatively impacted the floor covering industry and the Company’s business. Although the impact of a decline in new construction activity is typically accompanied by an increase in remodeling and replacement activity, these activities have also lagged during the current downturn. The difficult economic conditions may continue or deteriorate in the foreseeable future. A significant or prolonged decline in residential or commercial construction activity could have a material adverse effect on the Company’s business and results of operations.

Uncertainty in the credit market or downturns in the global economy and the Company’s business could affect the Company’s overall availability and cost of credit.

Uncertainty in the credit markets could affect the overall availability and cost of credit. The impact of the current situation on our ability to obtain financing, including any financing necessary to refinance our existing senior unsecured notes, in the future, and the cost and terms of it, is uncertain. These and other economic factors could have a material adverse effect on demand for our products and on our financial condition and operating results. Further, these generally negative economic and business conditions may factor into our periodic credit ratings assessment by either or both Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services. The rating agency’s evaluation is based on a number of factors, which include scale and diversification, brand strength, profitability, leverage, liquidity and interest coverage. During 2009, our senior unsecured notes were downgraded by the rating agencies, which will increase the Company’s interest expense by approximately $10.5 million per year and could adversely affect the cost of and ability to obtain additional credit in the future. Additional downgrades in the Company’s credit ratings could further increase the cost of its existing credit and adversely affect the cost of and ability to obtain additional credit in the future, and the Company can provide no assurances that additional downgrades will not occur. Additionally, our credit facilities require us to meet certain affirmative and negative covenants that impose restrictions on our financial and business operations, including limitations relating to debt, investments, asset dispositions and changes in the nature of our business. We are also required to maintain a fixed charge coverage ratio of 1.1 to 1.0 during any period that the unutilized amount available under the ABL Facility is less than 15% of the amount available under the ABL Facility. Failure to comply with these covenants could materially and adversely affect our ability to finance our operations or capital needs and to engage in other activities that may be in our best interest.

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

The principal raw materials used in the Company’s manufacturing operations include nylon and polyester and polypropylene and triexta resins and fibers, which are used primarily in the Company’s carpet and rugs business; talc, clay, nepheline syenite and various glazes, including frit (ground glass), zircon and stains, which are used exclusively in the Company’s ceramic tile business; wood, paper, and resins which are used primarily in the Company’s laminate flooring business; and other materials. For certain of such raw materials, the Company is dependent on one or a small number of suppliers. An adverse change in the Company’s relationship with such a supplier, the financial condition of such a supplier or such supplier’s ability to manufacture or deliver such raw materials to the Company could lead to an interruption of supply. An extended interruption in the supply of these or other raw materials used in the Company’s business or in the supply of suitable substitute materials would disrupt the Company’s operations, which could have a material adverse effect on the Company’s business.

In periods of rising costs, the Company may be unable to pass raw materials and fuel-related cost increases on to its customers, which could have a material adverse effect on the Company’s profitability.

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

The results of the Company’s foreign subsidiaries reported in the local currency are translated into U.S. dollars for balance sheet accounts using exchange rates in effect as of the balance sheet date and for the statement of operations accounts using, principally, the Company’s average rates during the period. The exchange rates between some of these currencies and the U.S. dollar in recent years have fluctuated significantly and may continue to do so in the future. The Company may not be able to manage effectively the Company’s currency translation risks and volatility in currency exchange rates may have a material adverse effect on the Company’s consolidated financial statements and affect comparability of the Company’s results between financial periods.

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

The Company’s operations are subject to various environmental, health and safety laws and regulations, including those governing air emissions, wastewater discharges, and the use, storage, treatment and disposal of materials and finished product. The applicable requirements under these laws are subject to amendment, to the imposition of new or additional requirements and to changing interpretations of agencies or courts. The Company could incur material expenditures to comply with new or existing regulations, including fines and penalties.

The nature of the Company’s operations, including the potential discovery of presently unknown environmental conditions, exposes it to the risk of claims under environmental, health and safety laws and regulations. The Company could incur material costs or liabilities in connection with such claims.

We may be exposed to litigation, claims and other legal proceedings in the ordinary course of business relating to our products, which could affect our results of operations and financial condition.

In the ordinary course of our business, we are subject to a variety of product-related claims, lawsuits and legal proceedings, including those relating to product liability, product warranty, product recall, personal injury, and other matters that are inherently subject to many uncertainties regarding the possibility of a loss to us. Such matters could have a material adverse effect on our business, results of operations and financial condition if we are unable to successfully defend against or resolve these matters or if our insurance coverage is insufficient to satisfy any judgments against us or settlements relating to these matters. Although we have product liability insurance, our policies may not provide coverage for certain claims against us or may not be sufficient to cover all possible liabilities. Moreover, adverse publicity arising from claims made against us, even if the claims were not successful, could adversely affect our reputation or the reputation and sales of our products.

Regulatory decisions could cause the prices of fuel and energy to fluctuate, and any price increases that result may reduce results of operations.

The Company’s manufacturing operations and shipping needs require high inputs of energy, including the use of substantial amounts of electricity, natural gas, and petroleum based products, which are subject to price fluctuations due to changes in supply and demand and are also affected by local, national and international regulatory decisions. Significant increases in the cost of these commodities, either as a result of changes in market prices due to regulatory decisions or as a result of additional costs in order to comply with regulatory decisions, may have adverse effects on the Company’s results of operations and cash flows if the Company is unable to pass such increases to its customers in a timely manner.

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

The Company’s stock is publicly traded. As a result, the Company is subject to the rules and regulations of federal and state agencies and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the SEC and NYSE, frequently issue new requirements and regulations, such as the Sarbanes-Oxley Act of 2002. The Company’s efforts to comply with the regulations and interpretations have resulted in, and are likely to continue to result in, increased general and administrative costs and diversion of management’s time and attention from revenue generating activities to compliance activities.

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

Forward-Looking Information

Certain of the statements in this Annual Report on Form 10-K, particularly those anticipating future performance, business prospects, growth and operating strategies, proposed acquisitions, and similar matters, and those that include the words “believes,” “anticipates,” “forecast,” “estimates” or similar expressions constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. For those statements, Mohawk claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. There can be no assurance that the forward-looking statements will be accurate because they are based on many assumptions, which involve risks and uncertainties. The following important factors could cause future results to differ: changes in industry conditions; competition; raw material prices; energy costs; timing and level of capital expenditures; integration of acquisitions; legislative enactments and regulatory decisions; introduction of new products; rationalization of operations; litigation; and other risks identified in Mohawk’s SEC reports and public announcements.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company owns a 0.1 million square foot headquarters office in Calhoun, Georgia on an eight-acre site. The Company also owns a 2.1 million square foot manufacturing facility located in Dalton, Georgia, used by the Mohawk segment, 1.7 million and 1.0 million square foot manufacturing facilities located in Monterey, Mexico and Muskogee, Oklahoma, respectively, used by the Dal-Tile segment, and a 1.1 million square foot manufacturing facility located in Wielsbeke, Belgium and a 0.5 million square foot manufacturing facility located in Thomasville, NC used by the Unilin segment.

The following table summarizes the Company’s facilities both owned and leased for each segment in square feet (in millions):

	Mohawk Segment		Dal-Tile Segment		Unilin Segment
Primary Purpose	Owned	Leased	Owned	Leased	Owned	Leased

Manufacturing	16.4	0.1	4.4	—	7.7	0.9
Selling and Distribution	3.4	4.9	0.3	7.9	0.1	0.1
Other	1.1	0.1	0.3	—	0.1	—

Total	20.9	5.1	5.0	7.9	7.9	1.0

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

In Shirley Williams et al. v. Mohawk Industries, Inc., four plaintiffs filed a putative class action lawsuit in January 2004 in the United States District Court for the Northern District of Georgia (Rome Division), alleging that they are former and current employees of the Company and that the actions and conduct of the Company, including the employment of persons who are not authorized to work in the United States, have damaged them and the other members of the putative class by suppressing the wages of the Company’s hourly employees in Georgia. The plaintiffs seek a variety of relief, including (a) treble damages; (b) return of any allegedly unlawful profits; and (c) attorney’s fees and costs of litigation. In February 2004, the Company filed a Motion to Dismiss the Complaint, which was denied by the District Court in April 2004. Following appellate review of this decision, the case was returned to the District Court for further proceedings. On December 18, 2007, the plaintiffs filed a motion for class certification. On March 3, 2008, the District Court denied the plaintiffs motion for class certification. The plaintiffs then appealed the decision to the United States Court of Appeals for the 11th Circuit on March 17, 2008. On May 28, 2009, the Court of Appeals issued an order reversing the District Court’s decision and remanding the case back to the District Court for further proceedings on the class certification issue. Discovery has been stayed at the District Court since the appeal. In August 2009, the Company filed a petition for certiorari with the United States Supreme Court, which was denied in November 2009. The Company will continue to vigorously defend itself against this action.

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

No matters were submitted to a vote of security holders of the Company during the fourth quarter ended December 31, 2009.

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

	Mohawk
	Common Stock
	High	Low

2008
First quarter	$83.09	63.00
Second quarter	80.29	64.01
Third quarter	75.26	56.55
Fourth quarter	69.47	23.91
2009
First quarter	$46.05	16.97
Second quarter	51.88	28.74
Third quarter	53.71	31.40
Fourth quarter	50.49	39.84

As of February 22, 2010, there were approximately 344 holders of record of Common Stock. The Company has not paid or declared any cash dividends on shares of its Common Stock since completing its initial public offering. The Company’s policy is to retain all net earnings for the development of its business, and presently, it does not anticipate paying cash dividends on the Common Stock in the foreseeable future. The payment of future cash dividends will be at the sole discretion of the Board of Directors and will depend upon the Company’s profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors.

The Company did not repurchase any of its common stock during the fourth quarter of 2009.

Item 6.	Selected Financial Data

The following table sets forth the selected financial data of the Company for the periods indicated which information is derived from the consolidated financial statements of the Company. On October 31, 2005, the Company acquired all the outstanding shares of Unilin Holding NV (“Unilin Acquisition”). The total purchase price of the Unilin Acquisition, net of cash, was approximately Euro 2.1 billion (approximately $2.5 billion). On August 13, 2007, the Company completed the acquisition of certain wood flooring assets for $147.1 million in cash. The consolidated financial statements include the results of all acquisitions from the date of acquisition. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and notes thereto included elsewhere herein.

	As of or for the Years Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)

Statement of operations data:
Net sales	$5,344,024	6,826,348	7,586,018	7,905,842	6,620,099
Cost of sales(a)	4,111,794	5,088,584	5,471,234	5,674,531	4,851,853

Gross profit	1,232,230	1,737,764	2,114,784	2,231,311	1,768,246
Selling, general and administrative expenses	1,188,500	1,318,501	1,364,678	1,392,251	1,095,862
Impairment of goodwill and other intangibles(b)	—	1,543,397	—	—	—

Operating income (loss)	43,730	(1,124,134)	750,106	839,060	672,384

Interest expense	127,031	127,050	154,469	173,697	66,791
Other expense, net	(5,588)	21,288	(6,925)	(252)	(3,679)
U.S. customs refund(c)	—	—	(9,154)	(19,436)	—

	121,443	148,338	138,390	154,009	63,112

Earnings (loss) before income taxes	(77,713)	(1,272,472)	611,716	685,051	609,272
Income taxes (benefit) expense(d)	(76,694)	180,062	(102,697)	220,478	214,995

Net (loss) earnings	(1,019)	(1,452,534)	714,413	464,573	394,277
Less: Net earnings attributable to the noncontrolling interest	4,480	5,694	7,599	8,740	7,139

Net earnings (loss) attributable to Mohawk Industries, Inc	$(5,499)	(1,458,228)	706,814	455,833	387,138

Basic (loss) earnings per share	$(0.08)	(21.32)	10.37	6.74	5.78

Weighted-average common shares outstanding	68,452	68,401	68,172	67,674	66,932

Diluted (loss) earnings per share	$(0.08)	(21.32)	10.32	6.70	5.72

Weighted-average common and dilutive potential common shares outstanding	68,452	68,401	68,492	68,056	67,644

Balance sheet data:
Working capital (includes short-term debt)	$1,474,978	1,369,333	1,238,220	783,148	1,277,087
Total assets (b and d)	6,391,446	6,446,175	8,680,050	8,212,209	8,066,025
Long-term debt (including current portion)	1,854,479	1,954,786	2,281,834	2,783,681	3,308,370
Total equity	3,234,282	3,184,933	4,738,843	3,744,468	3,078,522

(a)	In 2005, gross margin was impacted by a non-recurring $34,300 ($22,300 net of tax) fair value adjustment to Unilin’s acquired inventory.

(b)	In 2008, the Company recorded an impairment of goodwill and other intangibles which included $276,807 for the Mohawk segment, $531,930 for the Dal-Tile segment and $734,660 for the Unilin segment.

(c)	In 2007 and 2006, the Company received partial refunds from the U.S. government in reference to settlement of custom disputes dating back to 1982.

(d)	In 2007, the Company implemented a change in residency of one of its foreign subsidiaries. This tax restructuring resulted in a step up in the subsidiary’s taxable basis, which resulted in the recognition of a deferred tax asset of approximately $245,000 and a related income tax benefit of approximately $272,000. In 2008, the Company recorded a valuation allowance of approximately $253,000 against the deferred tax asset described above.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a leading producer of floor covering products for residential and commercial applications in the U.S. and Europe with net sales in 2009 of $5.3 billion. The Company is the second largest carpet and rug manufacturer in the U.S., a leading manufacturer, marketer and distributor of ceramic tile, natural stone and hardwood flooring in the U.S. and a leading producer of laminate flooring in the U.S. and Europe. In 2008, the primary categories of the U.S. floor covering industry, based on sales dollars, were carpet and rug (58%), ceramic tile (11%), resilient and rubber (11%), hardwood (10%), stone (5%) and laminate (5%).

The Company believes that the U.S. floor covering industry has experienced declining demand beginning in the fourth quarter of 2006 which worsened considerably during the later parts of 2008 and continued to decline throughout 2009. The global economy continues in the most significant downturn in recent history. Overall economic conditions and consumer sentiment have remained challenging, which has intensified the pressure on the demand for housing and flooring products. Although the Company cannot determine with certainty as to when market conditions will stabilize and begin to improve, the Company believes it is well-positioned in the long-term as the industry improves. The Company continues to monitor expenses based on current industry conditions and will continue to adjust as required.

The Company has three reporting segments, the Mohawk segment, the Dal-Tile segment and the Unilin segment. The Mohawk segment manufactures, markets and distributes its product lines primarily in North America, which include carpet, rugs, pad, ceramic tile, hardwood, resilient and laminate, through its network of regional distribution centers and satellite warehouses using company-operated trucks, common carrier or rail transportation. The segment product lines are sold through various selling channels, which include floor covering retailers, home centers, mass merchandisers, department stores, independent distributors, commercial dealers and commercial end users. The Dal-Tile segment manufactures, markets and distributes its product lines primarily in North America, which include ceramic tile, porcelain tile and stone products, through its network of regional distribution centers and company-operated sales service centers using company-operated trucks, common carriers or rail transportation. The segment product lines are purchased by floor covering retailers, home centers, independent distributors, tile specialty dealers, tile contractors, and commercial end users. The Unilin segment manufactures, markets and distributes its product lines primarily in North America and Europe, which include laminate flooring, wood flooring, roofing systems and other wood products through various selling channels, which include retailers, home centers and independent distributors.

The Company reported net loss of $5.5 million or loss per share of $0.08 for 2009, compared to net loss of $1,458.2 million or loss per share of $21.32 for 2008. The net loss for 2008 included a $1,543.4 million impairment charge to reduce the carrying amount of the Company’s goodwill and intangible assets and a charge of $253 million to record a tax valuation allowance against the carrying amount of a deferred tax asset recognized in the fourth quarter of 2007. In addition, the change in EPS resulted from the impact of lower sales volumes, which the Company believes is attributable to continued weakness in the U.S. residential remodeling and new construction markets, commercial real estate market and European demand, the net effect of price and product mix and higher warranty requirements, partially offset by lower raw material, energy and selling general and administrative costs. During 2009, the Company recognized a higher trend of incidents related to the use of new technology in certain commercial carpet tiles and recorded a $121.2 million carpet sales allowance and a $12.4 million inventory write-off. The Company discontinued sales of these commercial carpet tiles and replaced it with an established technology. The amounts recorded reflect the Company’s best reasonable estimate but the actual amount of claims and related costs could vary from such estimates.

For the year ended December 31, 2009, the Company generated $672.2 million of operating cash flow which it used to reduce debt by $103.6 million and build cash. As of December 31, 2009, the Company had cash and cash equivalents of $531.5 million. In addition, the Company adjusted capital expenditures to align its manufacturing, distribution and selling infrastructure to market conditions.

Results of Operations

Following are the results of operations for the last three years:

	For the Years Ended December 31,
	2009		2008		2007
			(In millions)

Statement of operations data:
Net sales	$5,344.0	100.0%	$6,826.3	100.0%	$7,586.0	100.0%
Cost of sales	4,111.8	76.9%	5,088.5	74.5%	5,471.2	72.1%

Gross profit	1,232.2	23.1%	1,737.8	25.5%	2,114.8	27.9%
Selling, general and administrative expenses	1,188.5	22.2%	1,318.5	19.3%	1,364.7	18.0%
Impairment of goodwill and other intangibles	—	—	1,543.4	22.6%	—	—

Operating income (loss)	43.7	0.8%	(1,124.1)	(16.5)%	750.1	9.9%

Interest expense	127.0	2.4%	127.1	1.9%	154.5	2.0%
Other expense, net	(5.6)	(0.1)%	21.3	0.3%	(6.9)	(0.1)%
U.S. customs refund	—	—	—	—	(9.2)	(0.1)%

	121.4	2.3%	148.4	2.2%	138.4	1.8%

Earnings (loss) before income taxes	(77.7)	(1.5)%	(1,272.5)	(18.6)%	611.7	8.1%
Income tax (benefit) expense	(76.7)	(1.4)%	180.0	2.6%	(102.7)	(1.4)%

Net (loss) earnings	(1.0)	—	(1,452.5)	(21.3)%	714.4	9.4%
Less: Net earnings attributable to the noncontrolling interest	4.5	0.1%	5.7	0.1%	7.6	0.1%

Net earnings (loss) attributable to Mohawk Industries, Inc.	$(5.5)	(0.1)%	$(1,458.2)	(21.4)%	$706.8	9.3%

Year Ended December 31, 2009, as Compared with Year Ended December 31, 2008

Net sales

Net sales for 2009 were $5,344.0 million, reflecting a decrease of $1,482.3 million, or 21.7%, from the $6,826.3 million reported for 2008. The decrease was primarily driven by a decline in sales volumes of approximately $1,047 million due to the continued weakness in the U.S. residential remodeling and new construction markets, commercial real estate market and European demand, a decline of approximately $298 million due to unfavorable price and product mix as customers trade down to lower priced products, a decrease of approximately $81 million due to a net increase in warranty requirements described in the overview and a decline of approximately $56 million due to unfavorable foreign exchange rates and other.

Mohawk Segment — Net sales decreased $771.4 million, or 21.3%, to $2,856.7 million in 2009 compared to $3,628.2 million in 2008. The decrease was primarily driven by a decline in sales volumes of approximately $531 million due to the continued weakness in the U.S. residential remodeling and new construction markets and the declining commercial real estate market, a decline of approximately $151 million due to unfavorable price and product mix as customers trade down to lower priced products and a decrease of approximately $81 million due to a net increase in warranty requirements described above in the overview.

Dal-Tile Segment — Net sales decreased $388.6 million, or 21.4%, to $1,426.8 million in 2009 compared to $1,815.4 million in 2008. The decrease was primarily driven by a decline in sales volumes of approximately $301 million due to the continued weakness in the U.S. residential remodeling and new construction markets and the declining commercial real estate market, a decline of approximately $73 million due to unfavorable price and product mix as customers trade down to lower priced products and a decline of approximately $15 million due to unfavorable foreign exchange rates.

Unilin Segment — Net sales decreased $336.9 million, or 23.0%, to $1,128.3 million in 2009 compared to $1,465.2 million in 2008. The decrease was driven by a decline in sales volumes of approximately $215 million due to the continued weakness in the U.S. residential remodeling and new construction markets and slowing European demand, a decline of approximately $74 million due to the net effect of price and product mix as customers trade down to lower priced products and a decline of approximately $48 million due to unfavorable foreign exchange rates.

Quarterly net sales and the percentage changes in net sales by quarter for 2009 versus 2008 were as follows (dollars in millions):

	2009	2008	Change

First quarter	$1,208.3	1,738.1	(30.5)%
Second quarter	1,406.0	1,840.0	(23.6)
Third quarter	1,382.6	1,763.0	(21.6)
Fourth quarter	1,347.1	1,485.2	(9.3)

Total year	$5,344.0	6,826.3	(21.7)%

Gross profit

Gross profit for 2009 was $1,232.2 million (23.1% of net sales) and represented a decrease of $505.5 million compared to gross profit of $1,737.8 million (25.5% of net sales) for 2008. Gross profit in 2009 was unfavorably impacted by approximately $315 million resulting from lower sales volume, a decline of approximately $185 million due to the net effect of price and product mix, a decline of approximately $89 million due to a net increase in warranty requirements described above in the overview, restructuring charges of approximately $28 million and the impact of unfavorable foreign exchange rates of approximately $9 million, partially offset by lower manufacturing costs of approximately $120 million. The decrease in gross profit percentage is primarily attributable to unfavorable price and product mix, increased warranty requirements and restructuring costs, partially offset by lower raw material and manufacturing costs

Selling, general and administrative expenses

Selling, general and administrative expenses for 2009 were $1,188.5 million (22.3% of net sales), reflecting a decrease of $130.0 million, or 9.9%, compared to $1,318.5 million (19.3% of net sales) for the prior year. The decrease in selling, general and administrative expenses is primarily driven by lower sales and various cost savings initiatives implemented by the Company, partially offset by approximately $8 million of unfavorable foreign exchange rates and approximately $4 million for restructuring charges. The increase in selling general and administrative expenses as a percentage of net sales is primarily a result of a higher mix of fixed costs on lower net sales, and restructuring costs.

Operating income (loss)

Operating income for 2009 was $43.7 million (0.8% of net sales) reflecting an increase of $1,167.9 million compared to an operating loss of $1,124.1 million in 2008. The change was primarily driven by the recognition of an impairment of goodwill and other intangibles of approximately $1,543.4 million in 2008. In addition, operating income in the current period was impacted by a decline of approximately $315 million due to lower sales volumes, a decline of approximately $185 million due to unfavorable price and product mix, a decrease of approximately $89 million due to a net increase in warranty requirements described above in the overview and restructuring charges of approximately $32 million, partially offset by lower manufacturing and selling, general and administrative costs of approximately $244 million.

Mohawk Segment — Operating loss was $126.0 million in 2009 reflecting a decrease of $90.2 million compared to operating loss of $216.2 million in 2008. The increase was primarily driven by the recognition of an impairment of goodwill and other intangibles of approximately $276.8 million in 2008. In addition, operating income in the current period was impacted by a decline of approximately $133 million due to lower sales volumes, a decrease of approximately $89 million due to a net increase in warranty requirements and a decline of approximately $74 million due to unfavorable price and product mix and restructuring charges of approximately $7 million, partially offset by lower manufacturing and selling, general and administrative costs of approximately $116 million.

Dal-Tile Segment — Operating income was $84.2 million (5.9% of segment net sales) in 2009 reflecting an increase of $407.5 million compared to operating loss of $323.4 million for 2008. The change was primarily driven by the recognition of an impairment of goodwill and other intangibles of approximately $531.9 million in 2008. In addition, operating income in the current period was impacted by a decline of approximately $108 million due to lower sales volumes, a decline of approximately $35 million due to unfavorable price and product mix and restructuring charges of approximately $12 million, partially offset by lower manufacturing and selling, general and administrative costs of approximately $23 million.

Unilin Segment — Operating income was $106.0 million (9.4% of segment net sales) in 2009 reflecting an increase of $670.9 million compared to operating loss of $564.9 million for 2008. The increase was primarily driven by the recognition of an impairment of goodwill and other intangibles of $734.7 million in 2008. In addition, operating income in the current period was impacted by a decline of approximately $76 million due to the net effect of price and product mix, a decline in sales volumes of approximately $74 million, restructuring charges of approximately $13 million and the impact of unfavorable foreign exchange rates of approximately $8 million, partially offset by lower raw material, manufacturing and selling, general and administrative costs of approximately $107 million.

Interest expense

Interest expense for 2009 was $127.0 million compared to $127.1 million in 2008. Interest expense in 2009 was directly impacted by higher interest rates on the Company’s notes and revolving credit facilities due to three credit rating downgrades in 2009, partially offset by lower average debt levels in the current year compared to 2008.

Income tax (benefit) expense

For 2009, the Company recorded an income tax benefit of $76.7 million on loss before taxes of $77.7 million as compared to income tax expense of $180.1 million on loss before taxes of $1,272.5 million for 2008. The change is principally due to the non-deductible 2008 goodwill impairment charge, the recognition of a $253 million valuation allowance against a deferred asset, and the geographic distribution of income (loss).

In the fourth quarter of 2007, the Company moved the intellectual property and treasury operations of an indirectly owned European entity to a new office in another jurisdiction in Europe. The Company also indirectly owned a holding company in the new jurisdiction that provided certain treasury functions to Unilin, and the move allowed for the consolidation of the historical intellectual property and treasury operations to be combined with those of the holding company’s treasury operations in a single jurisdiction in order to integrate and streamline the operations, to facilitate international acquisitions and to improve tax and cost efficiencies. This restructuring resulted in a step up in the subsidiary’s taxable basis of its intellectual property. The step up relates primarily to intangible assets which will be amortized over 10 years for tax purposes. During the fourth quarter of 2007, the Company evaluated the evidence for recognition of the deferred tax asset created through the restructuring and determined that, based on the available evidence at the time, the deferred tax asset would more likely than not be realized. The deferred tax asset recognized as of December 31, 2007 was approximately $245 million and the related income tax benefit recognized in the consolidated financial statements was approximately $272 million.

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

Year Ended December 31, 2008, as Compared with Year Ended December 31, 2007

Net sales

Net sales for the year ended December 31, 2008, were $6,826.3 million, reflecting a decrease of $759.7 million, or 10.0%, from the $7,586.0 million reported for the year ended December 31, 2007. The decrease was primarily driven by a decline in sales volumes of approximately $971 million due to the continued decline in the U.S. residential markets, softening commercial demand and slowing European demand, partially offset by a benefit of approximately $132 million due to the net effect of price increases and product mix, and a benefit of approximately $79 million due to favorable foreign exchange rates.

Mohawk Segment — Net sales decreased $577.6 million, or 13.7%, to $3,628.2 million in 2008, compared to $4,205.7 million in 2007. The decrease was primarily driven by a decline in sales volumes of approximately $639 million due to the continued decline in the U.S. residential market and softening commercial demand, partially offset by a benefit of approximately $83 million due to the net effect of price increases and product mix.

Dal-Tile Segment — Net sales decreased $122.4 million, or 6.3%, to $1,815.4 million in 2008, compared to $1,937.7 million reported in 2007. This decrease was primarily driven by a decline in sales volumes of approximately $146 million due to the continued decline in the U.S. residential market, partially offset by a benefit of approximately $24 million due to the net effect of price increases and product mix.

Unilin Segment — Net sales decreased $22.4 million, or 1.5%, to $1,465.2 million in 2008, compared to $1,487.6 million in 2007. The decrease in net sales was driven by a decline in sales volume of approximately $188 million due to the continued decline in the U.S. residential market and slowing European demand, partially offset by a benefit of approximately $63 million due to the Wood Acquisition, a benefit of approximately $79 million due to favorable foreign exchange rates and a benefit of approximately $23 million due to the net effect of price increases and product mix.

Quarterly net sales and the percentage changes in net sales by quarter for 2008 versus 2007 were as follows (dollars in millions):

	2008	2007	Change

First quarter	$1,738.1	1,863.9	(6.7)%
Second quarter	1,840.0	1,977.2	(6.9)
Third quarter	1,763.0	1,937.7	(9.0)
Fourth quarter	1,485.2	1,807.2	(17.8)

Total year	$6,826.3	7,586.0	(10.0)%

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

Impairment of goodwill and intangibles

During 2008, the Company recorded a $1,543.4 million impairment charge to reduce the carrying amount of the Company’s goodwill and intangible assets to their estimated fair value based upon the results of two interim impairment tests. The Company performed interim impairment tests because of a prolonged decline in the Company’s market capitalization which the Company believes is primarily a result of the weakness in the U.S. residential housing market and the slowing European economy. In both the third and fourth quarters of 2008, the Company concluded that the weakness in the U.S. residential housing market is likely to persist based on its review of, among other things, sequential quarterly housing starts, recent turmoil surrounding the nation’s largest mortgage lenders, the potential negative impact on the availability of mortgage financing and housing start forecasts published by national home builder associations pushing recovery in the U.S. residential housing market beyond 2009. The total impairment included $276.8 million in the Mohawk segment, $531.9 million in the Dal-Tile segment and $734.7 million in the Unilin segment. If, in the future, the Company’s market capitalization and/or the estimated fair value of the Company’s reporting units were to decline further, it may be necessary to record further impairment charges.

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

Mohawk Segment — Operating loss was $216.2 million in 2008 reflecting a decrease of $471.1 million compared to operating income of $254.9 million (6.1% of segment net sales) in 2007. The decrease was primarily due to the impairment of goodwill and other intangibles of $276.8 million, a decline in sales volumes of approximately $142 million and rising costs for raw materials and energy of approximately $82 million, net of cost savings initiatives, partially offset by a benefit of approximately $82 million due to the net effect of price increases and product mix.

Dal-Tile Segment — Operating loss was $323.4 million in 2008 reflecting a decrease of $582.1 million, compared to operating income of $258.7 million (13.4% of segment net sales) in 2007. The decrease was primarily due to the impairment of goodwill of $531.9 million, rising costs for raw materials and energy of approximately $31 million, net of cost savings initiatives, and a decline in sales volumes of approximately $56 million, partially offset by a benefit of approximately $41 million due to the net effect of price increases and product mix.

Unilin Segment — Operating loss was $564.9 million in 2008, reflecting a decrease of $837.2 million compared to operating income of $272.3 million (18.3% of segment net sales) in 2007. The decrease was primarily due to the impairment of goodwill and other intangibles of $734.7 million, a decline in sales volumes of approximately $88 million and rising costs for raw materials and energy of approximately $19 million, net of cost savings initiatives, partially offset by a benefit of approximately $7 million due to the net effect of price increases and product mix.

Interest expense

Interest expense for 2008 was $127.1 million compared to $154.5 million in 2007. The decrease in interest expense for 2008 as compared to 2007 was attributable to lower average debt and lower average interest rates on outstanding revolving debt.

Income tax (benefit) expense

The 2008 provision for income tax was $180.1 million, as compared to an income tax benefit of $102.7 million for 2007. The effective tax rate for 2008 was (14.2)% as compared to an effective tax rate benefit of 16.8% for 2007. The change in the tax rate was primarily due to the impact on pre-tax earnings of the impairment charge on non-deductible goodwill, the 2008 asset restructurings, and the recognition of a valuation allowance of $253 million, which is described above, against certain deferred tax assets that the Company believes is no longer more likely than not to be realized. Without the impact of these three items, the Company would have reflected a 2008 provision for income tax of $70.5 million, as compared to a provision of $168.9 million for 2007.

Liquidity and Capital Resources

The Company’s primary capital requirements are for working capital, capital expenditures and acquisitions. The Company’s capital needs are met primarily through a combination of internally generated funds, bank credit lines, term and senior notes and credit terms from suppliers.

Cash flows provided by operations for 2009 were $672.2 million compared to cash flows provided by operations of $576.1 million in 2008. The increase in operating cash flows for 2009 as compared to 2008 is primarily attributable to lower working capital requirements due to lower sales demand.

Net cash used in investing activities for 2009 was $114.8 million compared to $226.1 million in 2008. The decrease is due to lower capital spending as a result of lower sales and tighter management of expenditures during 2009 as compared to 2008. Capital expenditures, including $161.3 million for acquisitions have totaled $651.1 million over the past three years. Capital spending during 2010, excluding acquisitions, is expected to range from $150 million to $160 million, and is intended to be used primarily to purchase equipment and to streamline manufacturing capacity.

Net cash used in financing activities for 2009 was $125.8 million compared to net cash used by financing activities of $348.9 million in 2008. The change in cash used in financing activities as compared to 2008 is primarily attributable to lower debt levels as the Company manages its working capital requirements to align with its current sales.

On September 2, 2009, the Company entered into a $600 million four-year, senior, secured revolving credit facility (the “ABL Facility”) in connection with the replacement of the Company’s then-existing senior, unsecured, revolving credit facility (the “Senior Unsecured Facility”). At the time of its termination, the Senior Unsecured Facility consisted of a $650 million revolving credit facility, which was to mature on October 28, 2010. The ABL Facility provides for a maximum of $600 million of revolving credit, subject to borrowing base availability, including limited amounts of credit in the form of letters of credit and swingline loans. The borrowing base is equal to specified percentages of eligible accounts receivable and inventories of the Company and other borrowers under the ABL Facility, which are subject to seasonal variations, less reserves established in good faith by the Administrative Agent under the ABL Facility. All obligations under the ABL Facility, and the guarantees of those obligations, are secured by a security interest in certain accounts receivable, inventories, certain deposit and securities accounts, tax refunds and other personal property (excluding intellectual property) directly relating to, or arising from, and proceeds of, any of the foregoing. In connection with the entry into the ABL Facility, the Company incurred approximately $23.7 million in debt issuance costs which will be amortized on a straight-line basis over the four-year term of the facility and recognized as interest expense in the condensed consolidated statement of operations.

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

The ABL Facility is scheduled to mature on September 2, 2013 but the maturity date will be accelerated to: (i) October 15, 2010 if the Company’s outstanding 5.75% senior notes due January 15, 2011 have not been repaid, refinanced, defeased or adequately reserved for by the Company, as reasonably determined by the Administrative Agent, prior to October 15, 2010, and (ii) January 15, 2012, if the Company’s outstanding 7.20% senior notes due April 15, 2012 have not been repaid, refinanced, defeased or adequately reserved for by the Company, as reasonably determined by the Administrative Agent, prior to January 15, 2012. The Company can make adequate reserves for such senior notes with unrestricted cash on hand and unutilized borrowing availability under the ABL Facility. The Company believes cash and cash equivalents and availability under the ABL Facility will be sufficient to satisfy the October 15, 2010 requirements of the ABL Facility, although there can be no assurances the Company will have adequate reserves as defined in the ABL Facility.

As of December 31, 2009, the amount considered used under the ABL Facility was $113.4 million leaving a total of approximately $462 million available under the ABL Facility. The amount used under the ABL Facility is composed of $53.5 million standby letters of credit guaranteeing the Company’s industrial revenue bonds and $59.9 million of standby letters of credit related to various insurance contracts and foreign vendor commitments.

During 2009, the Company terminated its Euro 130.0 million, five-year unsecured, revolving credit facility and its on-balance sheet trade accounts receivable securitization agreement, which allowed for borrowings up to $250.0 million based on available accounts receivable.

On January 17, 2006, the Company issued $500.0 million aggregate principal amount of 5.750% notes due 2011 and $900.0 million aggregate principal amount of 6.125% notes due 2016. Interest payable on each series of the notes is subject to adjustment if either Moody’s Investors Service, Inc. (“Moody’s”) or Standard & Poor’s Ratings Services (“Standard & Poor’s”), or both, downgrades the rating assigned to the notes. Each rating agency downgrade results in a 0.25% increase in the interest rate, subject to a maximum increase of 1% per rating agency. If later the rating of these notes improves, then the interest rates would be reduced accordingly. Each 0.25% increase in the interest rate of these notes would increase the Company’s interest expense by approximately $3.5 million per year. Currently, the interest rates have been increased by an aggregate amount of 0.75% as a result of downgrades by Moody’s and Standard & Poor’s during 2009. These downgrades increase the Company’s interest expense by approximately $10.5 million per year and could adversely affect the cost of and ability to obtain additional credit in the future. Additional downgrades in the Company’s credit ratings could further increase the cost of its existing credit and adversely affect the cost of and ability to obtain additional credit in the future.

In 2002, the Company issued $400.0 million aggregate principal amount of its senior 7.2% notes due 2012.

The Company may from time to time seek to retire its outstanding debt through cash purchases in the open market, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amount involved may be material.

As of December 31, 2009, the Company had invested cash of $464.9 million in money market AAA rated cash investments of which $367.3 million was in North America and $97.6 million was in Europe. The

Company believes that its cash and cash equivalents on hand, cash generated from operations and availability under its ABL Facility will be sufficient to repay, defease or refinance its 5.75% senior notes due January 2011 and meet its capital expenditures and working capital requirements over the next twelve months.

The Company’s Board of Directors has authorized the repurchase of up to 15 million shares of the Company’s outstanding common stock. Since the inception of the program in 1999, a total of approximately 11.5 million shares have been repurchased at an aggregate cost of approximately $334.7 million. All of these repurchases have been financed through the Company’s operations and banking arrangements. No shares were repurchased during 2009, 2008 and 2007.

On October 31, 2005, the Company entered into a Discounted Stock Purchase Agreement (the “DSPA”) with certain members of the Unilin management team (the “Unilin Management”). The Company terminated the DSPA during the year ended December 31, 2009. Under the terms of the DSPA, the Company was obligated to make cash payments to the Unilin Management in the event that certain performance goals were satisfied. In each of the years in the five-year period ended December 31, 2010, the remaining members of Unilin Management could earn amounts, in the aggregate, equal to the average value of 30,671 shares of the Company’s common stock over the 20 trading day period ending on December 31 of the prior year. Any failure in a given year to reach the performance goals could have been rectified, and consequently the amounts payable with respect to achieving such criteria could have been made, in any of the other years. The amount of the liability is measured each period and recognized as compensation expense in the consolidated statement of operations. No expense related to the DSPA was recognized by the Company in 2009.

The outstanding checks in excess of cash represent trade payables checks that have not yet cleared the bank. When the checks clear the bank, they are funded by the ABL Facility. This policy does not impact any liquid assets on the consolidated balance sheets.

Contractual obligations

The following is a summary of the Company’s future minimum payments under contractual obligations as of December 31, 2009 (in millions):

	Total	2010	2011	2012	2013	2014	Thereafter

Recorded Contractual Obligations:
Long-term debt, including current maturities and capital leases	$1,854.5	52.9	499.8	400.4	0.4	0.4	900.6
Unrecorded Contractual Obligations:
Interest payments on long-term debt and capital leases(1)	473.4	123.3	92.1	70.2	61.9	61.9	64.0
Operating leases	379.4	94.3	77.1	58.5	45.2	37.3	67.0
Purchase commitments(2)	684.1	186.5	180.4	105.8	105.7	105.7	—
Expected pension contributions(3)	0.9	0.9	—	—	—	—	—
Uncertain tax positions(4)	69.3	69.3	—	—	—	—	—
Guarantees	0.7	0.7	—	—	—	—	—

	1,607.8	475.0	349.6	234.5	212.8	204.9	131.0

Total	$3,462.3	527.9	849.4	634.9	213.2	205.3	1,031.6

(1)	For fixed rate debt, the Company calculated interest based on the applicable rates and payment dates. For variable rate debt, the Company estimated average outstanding balances for the respective periods and applied interest rates in effect as of December 31, 2009 to these balances.

(2)	Includes commitments for natural gas, electricity and raw material purchases.

(3)	Includes the estimated pension contributions for 2010 only, as the Company is unable to estimate the pension contributions beyond 2010. The Company’s projected benefit obligation as of December 31, 2009 was

$25.5 million. These liabilities have not been presented in the table above due to uncertainty as to amounts and timing regarding future payments.

(4)	Excludes $48.5 million of non-current accrued income tax liabilities for uncertain tax positions. These liabilities have not been presented in the table above due to uncertainty as to amounts and timing regarding future payments.

Critical Accounting Policies

In preparing the consolidated financial statements in conformity with U.S. generally accepted accounting principles, the Company must make decisions which impact the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. Such decisions include the selection of appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, the Company applies judgment based on its understanding and analysis of the relevant circumstances and historical experience. Actual amounts could differ from those estimated at the time the consolidated financial statements are prepared.

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

The Company reviews its long-lived asset groups, which include intangible assets subject to amortization, which for the Company are its patents and customer relationships, for impairment whenever events or changes in circumstances indicate that the carrying amount of such asset groups may not be recoverable. Recoverability of asset groups to be held and used is measured by a comparison of the carrying amount of long-lived assets to future undiscounted net cash flows expected to be generated by these asset groups. If such asset groups are considered to be impaired, the impairment recognized is the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. Assets held for sale are reported at the lower of the carrying amount or fair value less estimated costs of disposal and are no longer depreciated.

The Company conducted its annual assessment of goodwill and indefinite lived intangibles in the fourth quarter and no impairment was indicated. The Company did record impairment of goodwill and other intangibles of $1,543.4 million in 2008.

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

all or a portion of its deferred tax assets in the future, a valuation allowance is provided. The Company would recognize such amounts through a charge to income in the period in which that determination is made or when tax law changes are enacted. The Company recorded valuation allowances of $365.9 million in 2009, $343.6 million in 2008 and $75.0 million in 2007.

In the ordinary course of business there is inherent uncertainty in quantifying the Company’s income tax positions. The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon the Company’s evaluation of the facts, circumstances and information available as of the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information, as required by the provisions of the Financial Accounting Standards Board (“FASB”) FASB Accounting Standards Codification Topic 740 (“ASC 740-10”), a replacement of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109”. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the consolidated financial statements. As of December 31, 2009, the Company has $105.6 million accrued for uncertain tax positions.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued ASC 820-10, formerly Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. ASC 820-10 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. ASC 820-10 requires companies to disclose the fair value of financial instruments according to a fair value hierarchy. Additionally, companies are required to provide certain disclosures regarding instruments within the hierarchy, including a reconciliation of the beginning and ending balances for each major category of assets and liabilities. ASC 820-10 is effective for the Company’s fiscal year beginning January 1, 2008 for financial assets and liabilities and January 1, 2009 for non-financial assets and liabilities. The Company’s adoption of ASC 820-10 for financial assets and liabilities on January 1, 2008 and non-financial assets and liabilities on January 1, 2009 did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued ASC 805-10, formerly SFAS No. 141 (revised 2007), “Business Combinations”. ASC 805-10 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. ASC 805-10 also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. ASC 805-10 is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The adoption of ASC 805-10 on January 1, 2009 did not have a material impact on the Company’s consolidated financial statements, although the adoption of ASC 805-10 will impact the recognition and measurement of future business combinations and certain income tax benefits recognized from prior business combinations.

In December 2007, the FASB issued ASC 810-10, formerly SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51”. ASC 810-10 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. ASC 810-10 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. ASC 810-10 is effective for fiscal years beginning after December 15, 2008. The adoption of ASC 810-10 on January 1, 2009 did not have a material impact on the Company’s consolidated financial statements. Upon adoption, the Company reclassified $31.1 million on the condensed consolidated balance sheets from other long-term liabilities to noncontrolling interest within equity and reclassified the related net earnings to net earnings attributable to the noncontrolling interest on the consolidated statements of operations.

In March 2008, the FASB issued ASC 815-10, formerly SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. ASC 815-10 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The provisions of ASC 815-10 are effective for the first quarter of 2009. The adoption of ASC 815-10 on January 1, 2009 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued ASC 825-10, formerly the FASB Staff Position on FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments”. ASC 825-10 requires disclosures about fair value of financial instruments in interim reporting periods of publicly-traded companies that were previously only required to be disclosed in annual financial statements. The provisions of ASC 825-10 are effective for the second quarter of 2009. The adoption of this standard on June 27, 2009 did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued ASC 855-10-05, formerly SFAS No. 165, “Subsequent Events”. ASC 855-10-05 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued (“subsequent events”). More specifically, ASC 855-10-05 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. ASC 855-10-05 provides largely the same guidance on subsequent events which previously existed only in the auditing literature. ASC 855-10-05 is effective for interim or annual financial periods ending after June 15, 2009, and is to be applied prospectively. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued ASC 860, formerly SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140”. ASC 860 seeks to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. Specifically, ASC 860 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. ASC 860 is effective for annual and quarterly reporting periods that begin after November 15, 2009. The adoption of this standard on January 1, 2010 is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued ASC 810, formerly SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”. ASC 810 amends FASB Interpretation No. 46(R), “Variable Interest Entities” for determining whether an entity is a variable interest entity (“VIE”) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Under ASC 810, an enterprise has a controlling financial interest when it has a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. ASC 810 also requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. ASC 810 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. ASC 810 is effective for annual and quarterly reporting periods that begin after November 15, 2009. The adoption of this standard on January 1, 2010 is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued ASC 105-10, formerly SFAS No. 168, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162”. ASC 105-10 establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification superseded all the existing non-SEC accounting and reporting standards upon its effective date. ASC 105-10 also replaced FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” given that once in effect, the Codification carries the same level of authority. ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Impact of Inflation

Inflation affects the Company’s manufacturing costs, distribution costs and operating expenses. The carpet, tile and laminate industry experienced significant inflation in the prices of raw materials and fuel-related costs beginning in the first quarter of 2004, and the prices increased dramatically during the latter part of 2008, peaking in the second half of 2008. The Company expects raw material prices to continue to fluctuate based upon worldwide demand of commodities utilized in the Company’s production processes. In the past, the Company has generally been able to pass along these price increases to its customers and has been able to enhance productivity to help offset increases in costs resulting from inflation in its operations.

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

Any gain or loss is reclassified from other comprehensive income and recognized in cost of sales in the same period or periods during which the hedged transaction affects earnings. As of December 31, 2009, the Company had no outstanding natural gas contracts. As of December 31, 2008, the Company had natural gas contracts that mature from January 2009 to December 2009 with an aggregate notional amount of approximately 2,650 thousand MMBTU’s. The fair value of these contracts was a liability of $5.9 million as of December 31, 2008. The offset to these liabilities is recorded in other comprehensive income, net of applicable income taxes. The ineffective portion of the derivative is recognized in the cost of sales within the consolidated statements of operations and was not significant for the periods reported.

The Company’s natural gas long-term supply agreements are accounted for under the normal purchase provision within ASC 815, formerly SFAS No. 133 and its amendments. As of December 31, 2009, the Company had no outstanding normal purchase commitments for natural gas. As of December 31, 2008, the Company had normal purchase commitments of approximately 2,026 thousand MMBTU’s for periods maturing from January 2009 through December 2009. The contracted value of these commitments was approximately $17.2 million as of December 31, 2008.

Foreign Currency Rate Management

The Company enters into foreign exchange forward contracts to hedge foreign denominated costs associated with its operations in Mexico. The objective of these transactions is to reduce volatility of exchange rates where these operations are located by fixing a portion of their costs in U.S. currency. Accordingly, these contracts have been designated as cash flow hedges. Gains and losses are reclassified from other comprehensive income and recognized in cost of sales in the same period or periods during which the hedged transaction affects earnings. The Company had no outstanding forward contracts to purchase Mexican pesos as of December 31, 2009. The Company had forward contracts to purchase approximately 269.1 million Mexican pesos as of December 31, 2008. The aggregate U.S. dollar value of these contracts as of December 31, 2008 was approximately $23.9 million and the fair value of these contracts was a liability of approximately $5.2 million.

Item 8.	Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Mohawk Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Mohawk Industries, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mohawk Industries, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 13 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, included in ASC subtopic 740-10, Income Taxes-Overall, effective January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mohawk Industries, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Atlanta, Georgia
February 26, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Mohawk Industries, Inc.:

We have audited Mohawk Industries, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Mohawk Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, as set forth in Item 9A of Mohawk Industries, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Mohawk Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mohawk Industries, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated February 26, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Atlanta, Georgia
February 26, 2010

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2009 and 2008

	2009	2008
	(In thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$531,458	93,519
Receivables, net	673,931	696,284
Inventories	892,981	1,168,272
Prepaid expenses	108,947	125,603
Deferred income taxes	130,990	149,203
Other current assets	20,693	13,368

Total current assets	2,359,000	2,246,249
Property, plant and equipment, net	1,791,412	1,925,742
Goodwill	1,411,128	1,399,434
Tradenames	477,607	472,399
Other intangible assets, net	307,735	375,451
Deferred income taxes and other non-current assets	44,564	26,900

	$6,391,446	6,446,175

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$52,907	94,785
Accounts payable and accrued expenses	831,115	782,131

Total current liabilities	884,022	876,916
Deferred income taxes	370,903	419,985
Long-term debt, less current portion	1,801,572	1,860,001
Other long-term liabilities	100,667	104,340

Total liabilities	3,157,164	3,261,242

Commitments and contingencies (Note 14)
Equity:
Preferred stock, $.01 par value; 60 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 150,000 shares authorized; 79,518 and 79,461 shares issued in 2009 and 2008, respectively	795	795
Additional paid-in capital	1,227,856	1,217,903
Retained earnings	1,998,616	2,004,115
Accumulated other comprehensive income, net	296,917	254,535

	3,524,184	3,477,348
Less treasury stock at cost; 11,034 and 11,040 shares in 2009 and 2008, respectively	323,361	323,545

Total Mohawk Industries, Inc. stockholders’ equity	3,200,823	3,153,803
Noncontrolling interest	33,459	31,130

Total equity	3,234,282	3,184,933

	$6,391,446	6,446,175

See accompanying notes to consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(In thousands, except per share data)

Net sales	$5,344,024	6,826,348	7,586,018
Cost of sales	4,111,794	5,088,584	5,471,234

Gross profit	1,232,230	1,737,764	2,114,784
Selling, general and administrative expenses	1,188,500	1,318,501	1,364,678
Impairment of goodwill and other intangibles	—	1,543,397	—

Operating income (loss)	43,730	(1,124,134)	750,106

Other expense (income):
Interest expense	127,031	127,050	154,469
Other expense	16,935	31,139	15,398
Other income	(22,523)	(9,851)	(22,323)
U.S. customs refund	—	—	(9,154)

	121,443	148,338	138,390

Earnings (loss) before income taxes	(77,713)	(1,272,472)	611,716
Income taxes (benefit) expense	(76,694)	180,062	(102,697)

Net (loss) earnings	(1,019)	(1,452,534)	714,413
Less: Net earnings attributable to the noncontrolling interest	4,480	5,694	7,599

Net (loss) earnings attributable to Mohawk Industries, Inc	$(5,499)	(1,458,228)	706,814

Basic (loss) earnings per share attributable to Mohawk Industries, Inc.	$(0.08)	(21.32)	10.37

Weighted-average common shares outstanding — basic	68,452	68,401	68,172

Diluted (loss) earnings per share attributable to Mohawk Industries, Inc.	$(0.08)	(21.32)	10.32

Weighted-average common shares outstanding — diluted	68,452	68,401	68,492

See accompanying notes to consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Equity and Comprehensive Income
Years Ended December 31, 2009, 2008 and 2007

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Interest	Equity
	(In thousands)

Balances at December 31, 2006	78,816	$788	$1,152,420	$2,755,529	$130,372	(11,051)	$(323,846)	$29,207	$3,744,470
Shares issued under employee and director stock plans	588	6	31,115	—	—	5	128	—	31,249
Stock-based compensation expense	—	—	13,594	—	—	—	—	—	13,594
Tax benefit from stock-based compensation	—	—	6,828	—	—	—	—	—	6,828
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(5,318)	(5,318)
Comprehensive income:
Currency translation adjustment	—	—	—	—	230,941	—	—	—	230,941
Unrealized gain on hedge instruments net of taxes	—	—	—	—	1,453	—	—	—	1,453
Pension prior service cost and actuarial gain or loss	—	—	—	—	1,215	—	—	—	1,215
Net earnings	—	—	—	706,814	—	—	—	7,599	714,413

Total comprehensive income									948,022

Balances at December 31, 2007	79,404	794	1,203,957	3,462,343	363,981	(11,046)	(323,718)	31,488	4,738,845
Shares issued under employee and director stock plans	57	1	1,621	—	—	6	173	—	1,795
Stock-based compensation expense	—	—	11,991	—	—	—	—	—	11,991
Tax benefit from stock-based compensation	—	—	334	—	—	—	—	—	334
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(6,052)	(6,052)
Comprehensive loss:
Currency translation adjustment	—	—	—	—	(101,935)	—	—	—	(101,935)
Unrealized loss on hedge instruments net of taxes	—	—	—	—	(7,127)	—	—	—	(7,127)
Pension prior service cost and actuarial gain or loss	—	—	—	—	(384)	—	—	—	(384)
Net loss	—	—	—	(1,458,228)	—	—	—	5,694	(1,452,534)

Total comprehensive loss									(1,561,980)

Balances at December 31, 2008	79,461	795	1,217,903	2,004,115	254,535	(11,040)	(323,545)	31,130	3,184,933
Shares issued under employee and director stock plans	57	—	642	—	—	6	184	—	826
Stock-based compensation expense	—	—	9,653	—	—	—	—	—	9,653
Tax deficit from stock-based compensation	—	—	(342)	—	—	—	—	—	(342)
Distribution to noncontrolling interest, net of adjustments	—	—	—	—	—	—	—	(2,151)	(2,151)
Comprehensive income:
Currency translation adjustment	—	—	—	—	36,089	—	—	—	36,089
Unrealized gain on hedge instruments net of taxes	—	—	—	—	7,207	—	—	—	7,207
Pension prior service cost and actuarial gain or loss	—	—	—	—	(914)	—	—	—	(914)
Net loss	—	—	—	(5,499)	—	—	—	4,480	(1,019)

Total comprehensive income									41,363

Balances at December 31, 2009	79,518	$795	$1,227,856	$1,998,616	$296,917	(11,034)	$(323,361)	$33,459	$3,234,282

See accompanying notes to consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(In thousands, except per share data)

Cash flows from operating activities:
Net (loss) earnings	$(1,019)	(1,452,534)	714,413
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Impairment of goodwill and other intangibles	—	1,543,397	—
Restructuring	57,412	29,617	—
Depreciation and amortization	303,004	295,054	306,437
Deferred income taxes	(20,579)	69,842	(289,902)
Loss on disposal of property, plant and equipment	1,481	2,272	7,689
Excess tax deficit (benefit) from stock-based compensation	342	(334)	(6,828)
Stock-based compensation expense	9,653	11,991	13,594
Changes in operating assets and liabilities, net of acquisitions:
Receivables	102,799	118,199	127,475
Income tax receivable	(72,515)	—	—
Inventories	276,169	102,706	20,976
Accounts payable and accrued expenses	11,510	(127,905)	(58,776)
Other assets and prepaid expenses	17,320	(23,774)	31,007
Other liabilities	(13,372)	7,555	14,310

Net cash provided by operating activities	672,205	576,086	880,395

Cash flows from investing activities:
Additions to property, plant and equipment	(108,925)	(217,824)	(163,076)
Acquisitions, net of cash acquired	(5,924)	(8,276)	(147,097)

Net cash used in investing activities	(114,849)	(226,100)	(310,173)

Cash flows from financing activities:
Payments on revolving line of credit	(412,666)	(1,448,742)	(1,813,731)
Proceeds from revolving line of credit	349,571	1,270,449	1,652,993
Net change in asset securitization borrowings	(47,000)	(143,000)	—
Borrowings (payments) on term loan and other debt	6,537	(11,819)	(373,463)
Debt issuance costs	(23,714)	—	—
Distribution to noncontrolling interest	(4,402)	(6,052)	(5,318)
Excess tax (deficit) benefit from stock-based compensation	(342)	334	6,828
Change in outstanding checks in excess of cash	5,288	(12,007)	(43,520)
Proceeds from stock transactions	884	1,915	30,875

Net cash used in financing activities	(125,844)	(348,922)	(545,336)

Effect of exchange rate changes on cash and cash equivalents	6,427	2,851	1,226

Net change in cash and cash equivalents	437,939	3,915	26,112
Cash and cash equivalents, beginning of year	93,519	89,604	63,492

Cash and cash equivalents, end of year	$531,458	93,519	89,604

See accompanying notes to consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007
(In thousands, except per share data)

(1)	Summary of Significant Accounting Policies

(a)	Basis of Presentation

The consolidated financial statements include the accounts of Mohawk Industries, Inc. and its subsidiaries (the “Company” or “Mohawk”). All significant intercompany balances and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(b)	Cash and Cash Equivalents

The Company considers investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2009, the Company had invested cash of $464,936 in money market AAA rated cash investments of which $367,305 was in North America and $97,631 was in Europe.

(c)	Accounts Receivable and Revenue Recognition

The Company is principally a carpet, rugs, ceramic tile, laminate and hardwood manufacturer and sells carpet, rugs, ceramic tile, natural stone, hardwood, resilient and laminate flooring products in the United States. In addition, the Company manufactures laminate and sells carpet, rugs and laminate flooring products in Europe principally for residential and commercial use. The Company grants credit to customers, most of whom are retail-flooring dealers and commercial end users, under credit terms that the Company believes are customary in the industry.

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

In accordance with the provisions of Financial Accounting Standards Board (“FASB”) FASB Accounting Standards Codification Topic 350 (“ASC 350”), formerly Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” the Company tests goodwill and other intangible assets with indefinite lives for impairment on an annual basis in the fourth quarter (or on an interim basis if an event occurs that might reduce the fair value of the reporting unit below its carrying value). The Company considers the relationship between its market capitalization and its book value, among other factors, when reviewing for indicators of impairment. The goodwill impairment tests are based on determining the fair value of the specified reporting units based on management’s judgments and assumptions using the discounted cash flows and comparable company market valuation approaches. The Company has identified Mohawk, Dal-Tile, Unilin Flooring, Unilin Chipboard and Melamine, and Unilin Roofing as its reporting units for the purposes of allocating goodwill and intangibles as well as assessing impairments. The valuation approaches are subject to key judgments and assumptions that are sensitive to change such as judgments and assumptions about appropriate sales growth rates, operating margins, weighted average cost of capital (“WACC”), and comparable company market multiples.

When developing these key judgments and assumptions, the Company considers economic, operational and market conditions that could impact the fair value of the reporting unit. However, estimates are inherently uncertain and represent only management’s reasonable expectations regarding future developments. These estimates and the judgments and assumptions upon which the estimates are based will, in all likelihood, differ in some respects from actual future results. Should a significant or prolonged deterioration in economic conditions occur, such as continued declines in spending for new construction; remodeling and replacement activities; the inability to pass increases in the costs of raw materials and fuel on to customers; or a decline in comparable company market multiples, then key judgments and assumptions could be impacted.

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

The Company’s financial instruments consist primarily of receivables, accounts payable, accrued expenses and long-term debt. The carrying amount of receivables, accounts payable and accrued expenses approximates its fair value because of the short-term maturity of such instruments. The carrying amount of the Company’s floating rate debt approximates its fair value based upon level two fair value hierarchy. Interest rates that are currently available to the Company for issuance of long-term debt with similar terms and remaining maturities are used to estimate the fair value of the Company’s long-term debt.

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

(j)	Advertising Costs and Vendor Consideration

Advertising and promotion expenses are charged to earnings during the period in which they are incurred. Advertising and promotion expenses included in selling, general, and administrative expenses were $43,752 in 2009, $53,643 in 2008 and $56,168 in 2007.

Vendor consideration, generally cash, is classified as a reduction of net sales, unless specific criteria are met regarding goods or services that the vendor may receive in return for this consideration. The Company makes various payments to customers, including slotting fees, advertising allowances, buy-downs and co-op advertising. All of these payments reduce gross sales with the exception of co-op advertising. Co-op advertising is classified as a selling, general and administrative expense in accordance with ASC 605-50, formerly, FASB, Emerging Issues Task Force 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” Co-op advertising expenses, a component of advertising and promotion expenses, were $3,809 in 2009, $7,359 in 2008 and $5,686 in 2007.

(k)	Product Warranties

The Company warrants certain qualitative attributes of its flooring products. The Company has recorded a provision for estimated warranty and related costs, based on historical experience and periodically adjusts these provisions to reflect actual experience.

(l)	Impairment of Long-Lived Assets

The Company reviews its long-lived asset groups, which include intangible assets subject to amortization, which for the Company are its patents and customer relationships, for impairment whenever events or changes in circumstances indicate that the carrying amount of such asset groups may not be recoverable. Recoverability of asset groups to be held and used is measured by a comparison of the carrying amount of long-lived assets to future undiscounted net cash flows expected to be generated by these asset groups. If such asset groups are considered to be impaired, the impairment recognized is the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. Assets held for sale are reported at the lower of the carrying amount or fair value less estimated costs of disposal and are no longer depreciated.

(m)	Foreign Currency Translation

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

(n)	Earnings per Share (“EPS”)

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

Dilutive common stock options are included in the diluted EPS calculation using the treasury stock method. Common stock options that were not included in the diluted EPS computation because the options’ exercise price was greater than the average market price of the common shares for the periods presented were 1,355, 1,083 and 656 for 2009, 2008 and 2007, respectively. For 2009 and 2008, all outstanding common stock options to purchase common shares and unvested restricted shares (units) were excluded from the calculation of diluted loss per share because their effect on net loss per common share was anti-dilutive.

Computations of basic and diluted (loss) earnings per share are presented in the following table:

	Years Ended December 31,
	2009	2008	2007

Net earnings (loss) attributable to Mohawk Industries, Inc	$(5,499)	(1,458,228)	706,814

Weighted-average common sharesoutstanding-basic and diluted:
Weighted-average common shares outstanding — basic	68,452	68,401	68,172
Add weighted-average dilutive potential common shares — options and RSU’s to purchase common shares, net	—	—	320

Weighted-average common shares outstanding-diluted	68,452	68,401	68,492

Basic earnings (loss) per share attributable to Mohawk Industries, Inc	$(0.08)	(21.32)	10.37

Diluted earnings (loss) per share attributable to Mohawk Industries, Inc	$(0.08)	(21.32)	10.32

(o)	Stock-Based Compensation

The Company recognizes compensation expense for all share-based payments granted based on the grant-date fair value estimated in accordance with the ASC 718-10, formerly SFAS No 123R “Stock Compensation”. Compensation expense is generally recognized on a straight-line basis over the options estimated lives for fixed awards with ratable vesting provisions.

(p)	Comprehensive Income

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

Amounts recorded in accumulated other comprehensive income on the Consolidated Statements of Equity for the years ended December 31, 2009, 2008 and 2007 are as follows:

	Translation	Hedge	SFAS	Tax Expense
	Adjustment	Instruments	158	(Benefit)	Total

December 31, 2007	$362,028	(126)	2,033	46	363,981
2008 activity	(101,935)	(11,024)	(384)	3,897	(109,446)

December 31, 2008	260,093	(11,150)	1,649	3,943	254,535
2009 activity	36,089	11,150	(914)	(3,943)	42,382

December 31, 2009	$296,182	—	735	—	296,917

(q)	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued ASC 820-10, formerly Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. ASC 820-10 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. ASC 820-10 requires companies to disclose the fair value of financial instruments according to a fair value hierarchy. Additionally, companies are required to provide certain disclosures regarding instruments within the hierarchy, including a reconciliation of the beginning and ending balances for each major category of assets and liabilities. ASC 820-10 is effective for the Company’s fiscal year beginning January 1, 2008 for financial assets and liabilities and January 1, 2009 for non-financial assets and liabilities. The Company’s adoption of ASC 820-10 for financial assets and liabilities on January 1, 2008 and non-financial assets and liabilities on January 1, 2009 did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued ASC 805-10, formerly SFAS No. 141 (revised 2007), “Business Combinations”. ASC 805-10 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. ASC 805-10 also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. ASC 805-10 is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The adoption of ASC 805-10 on January 1, 2009 did not have a material impact on the Company’s consolidated financial statements, although the adoption of ASC 805-10 will impact the recognition and measurement of future business combinations and certain income tax benefits recognized from prior business combinations.

In December 2007, the FASB issued ASC 810-10, formerly SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51”. ASC 810-10 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. ASC 810-10 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. ASC 810-10 is effective for fiscal years beginning after December 15, 2008. The adoption of ASC 810-10 on January 1, 2009 did not have a material impact on the Company’s consolidated financial statements. Upon adoption, the Company reclassified $31,130 on the condensed consolidated balance sheets from other long-term liabilities to noncontrolling interest within equity and reclassified the related net earnings to net earnings attributable to the noncontrolling interest on the consolidated statements of operations.

In March 2008, the FASB issued ASC 815-10, formerly SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. ASC 815-10 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The provisions of ASC 815-10 are effective for the first quarter of 2009. The adoption of ASC 815-10 on January 1, 2009 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued ASC 825-10, formerly the FASB Staff Position on FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments”. ASC 825-10 requires disclosures about fair value of financial instruments in interim reporting periods of publicly-traded companies that were previously only required to be disclosed in annual financial statements. The provisions of ASC 825-10 are effective for the second quarter of 2009. The adoption of this standard on June 27, 2009 did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued ASC 855-10-05, formerly SFAS No. 165, “Subsequent Events”. ASC 855-10-05 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued (“subsequent events”). More specifically, ASC 855-10-05 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. ASC 855-10-05 provides largely the same guidance on subsequent events which previously existed only in the auditing literature. ASC 855-10-05 is effective for interim or annual financial periods ending after June 15, 2009, and is to be applied prospectively. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued ASC 860, formerly SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140”. ASC 860 seeks to improve the relevance,

representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. Specifically, ASC 860 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. ASC 860 is effective for annual and quarterly reporting periods that begin after November 15, 2009. The adoption of this standard on January 1, 2010 is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued ASC 810, formerly SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”. ASC 810 amends FASB Interpretation No. 46(R), “Variable Interest Entities” for determining whether an entity is a variable interest entity (“VIE”) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Under ASC 810, an enterprise has a controlling financial interest when it has a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. ASC 810 also requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. ASC 810 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. ASC 810 is effective for annual and quarterly reporting periods that begin after November 15, 2009. The adoption of this standard on January 1, 2010 is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued ASC 105-10, formerly SFAS No. 168, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162”. ASC 105-10 establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification superseded all the existing non-SEC accounting and reporting standards upon its effective date. ASC 105-10 also replaced FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” given that once in effect, the Codification carries the same level of authority. ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

(r)  Fiscal Year

The Company ends its fiscal year on December 31. Each of the first three quarters in the fiscal year ends on the Saturday nearest the calendar quarter end.

(2)	Acquisitions

During 2009 and 2008, the Company acquired a business in the Unilin segment for $5,604 and certain stone center assets in the Dal-Tile segment for $8,276, respectively.

During 2007, the Company acquired certain wood flooring assets and liabilities of Columbia Forest Products, Inc. (“Columbia”) for approximately $147,097. The acquisition included the assets of two pre-finished solid plants and one engineered wood plant in the United States and an engineered wood plant in Malaysia. The results of operations from the date of acquisition are included in the Company’s consolidated results.

(3)	Receivables

	2009	2008

Customers, trade	$633,571	722,669
Income tax receivable	72,515	—
Other	30,654	35,993

	736,740	758,662
Less allowance for discounts, returns, claims and doubtful accounts	62,809	62,378

Receivables, net	$673,931	696,284

The following table reflects the activity of allowances for discounts, returns, claims and doubtful accounts for the years ended December 31:

		Additions
	Balance at	Charged to		Balance
	Beginning	Costs and		at End
	of Year	Expenses(1)	Deductions(2)	of Year

2007	$69,799	270,993	284,482	56,310
2008	56,310	274,337	268,269	62,378
2009	62,378	205,145	204,714	62,809

(1)	Includes $1,500 in 2007 related to the Columbia acquisition which was not charged to costs and expenses.

(2)	Represents charge-offs, net of recoveries.

(4)	Inventories

The components of inventories are as follows:

	2009	2008

Finished goods	$559,339	767,138
Work in process	84,414	104,394
Raw materials	249,227	296,740

Total inventories	$892,981	1,168,272

(5)	Goodwill and Other Intangible Assets

The Company conducted its annual assessment in the fourth quarter of 2009 and determined the fair values of its reporting units exceeded their carrying values. As a result, no impairment was indicated. During 2008, the Company recorded a $1,543,397 impairment charge to reduce the carrying amount of the Company’s goodwill and intangible assets to their estimated fair value based upon the results of two interim impairment tests. The total impairment included $276,807 in the Mohawk segment, $531,930 in the Dal-Tile segment and $734,660 in the Unilin segment.

The following table summarizes the components of intangible assets:

Goodwill:

	Mohawk	Dal-Tile	Unilin	Total

Balances as of December 31, 2007	$199,132	1,186,013	1,412,194	2,797,339
Goodwill recognized during the year	—	900	(40,691)	(39,791)
Impairment charge	(199,132)	(531,930)	(596,363)	(1,327,425)
Currency translation during the year	—	—	(30,689)	(30,689)

Balance as of December 31, 2008	—	654,983	744,451	1,399,434
Goodwill recognized during the year	—	—	1,288	1,288
Currency translation during the year	—	—	10,406	10,406

Balances as of December 31, 2009	$—	654,983	756,145	1,411,128

During 2009, the Company recorded additional goodwill of $1,288 in the Unilin segment in a business acquisition. During 2008, the Company recorded additional goodwill of $1,742 in the Dal-Tile segment for the acquisition of certain stone center assets. In addition, during 2008, the Company reversed $842 and $40,691 of pre-acquisition tax liabilities in the Dal-Tile and Unilin segments, respectively.

Intangible assets:

Tradenames

Indefinite life assets not subject to amortization:
Balance as of December 31, 2007	$707,086
Impairment charge	(215,972)
Effect of translation	(18,715)

Balance as of December 31, 2008	472,399
Effect of translation	5,208

Balance as of December 31, 2009	$477,607

	Customer
	Relationships	Patents	Other	Total

Intangible assets subject to amortization:
Balance as of December 31, 2007	$256,092	208,691	—	464,783
Intangible assets recognized during the year	2,980	—	—	2,980
Amortization during year	(49,092)	(29,475)	—	(78,567)
Effect of translation	(5,916)	(7,829)	—	(13,745)

Balance as of December 31, 2008	204,064	171,387	—	375,451
Intangible assets recognized during the year	972	—	1,496	2,468
Amortization during year	(47,175)	(26,812)	(68)	(74,055)
Effect of translation	1,441	2,433	(3)	3,871

Balance as of December 31, 2009	$159,302	147,008	1,425	307,735

	Years Ended December 31,
	2009	2008	2007

Amortization expense:
Aggregation amortization expense	$74,055	78,567	94,953

Estimated amortization expense for the years ending December 31, are as follows:

2010	$73,907
2011	71,718
2012	61,758
2013	23,353
2014	21,313

(6)	Property, Plant and Equipment

Following is a summary of property, plant and equipment:

	2009	2008

Land	$195,171	191,523
Buildings and improvements	722,533	719,806
Machinery and equipment	2,348,689	2,245,075
Furniture and fixtures	80,722	60,744
Leasehold improvements	54,995	47,523
Construction in progress	67,415	148,886

	3,469,525	3,413,557
Less accumulated depreciation and amortization	1,678,113	1,487,815

Net property, plant and equipment	$1,791,412	1,925,742

Property, plant and equipment included capitalized interest of $4,469, $6,419 and $4,446 in 2009, 2008 and 2007, respectively. Depreciation expense was $223,453, $212,281 and $207,613 for 2009, 2008 and 2007, respectively. Included in the property, plant and equipment are capital leases with a cost of $37,846 and $36,208 and accumulated depreciation of $8,348 and $5,248 as of December 31, 2009 and 2008, respectively.

(7)  Long-Term Debt

On September 2, 2009, the Company entered into a $600,000 four-year, senior, secured revolving credit facility (the “ABL Facility”) in connection with the replacement of the Company’s then-existing senior, unsecured, revolving credit facility (the “Senior Unsecured Facility”). At the time of its termination, the Senior Unsecured Facility consisted of a $650,000 revolving credit facility, which was to mature on October 28, 2010. The ABL Facility provides for a maximum of $600,000 of revolving credit, subject to borrowing base availability, including limited amounts of credit in the form of letters of credit and swingline loans. The borrowing base is equal to specified percentages of eligible accounts receivable and inventories of the Company and other borrowers under the ABL Facility, which are subject to seasonal variations, less reserves established in good faith by the Administrative Agent under the ABL Facility. All obligations under the ABL Facility, and the guarantees of those obligations, are secured by a security interest in certain accounts receivable, inventories, certain deposit and securities accounts, tax refunds and other personal property (excluding intellectual property) directly relating to, or arising from, and proceeds of, any of the foregoing. In connection with the entry into the ABL Facility, the Company incurred $23,714 in debt issuance costs which will be amortized on a straight-line basis over the four-year term of the facility and recognized as interest expense in the condensed consolidated statement of operations.

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

The ABL Facility is scheduled to mature on September 2, 2013 but the maturity date will accelerate to: (i) October 15, 2010 if the Company’s outstanding 5.75% senior notes due January 15, 2011 have not been repaid, refinanced, defeased or adequately reserved for by the Company, as reasonably determined by the Administrative Agent, prior to October 15, 2010, and (ii) January 15, 2012, if the Company’s outstanding 7.20% senior notes due April 15, 2012 have not been repaid, refinanced, defeased or adequately reserved for by the Company, as reasonably determined by the Administrative Agent, prior to January 15, 2012. The Company can make adequate reserves for such senior notes with unrestricted cash on hand and unutilized borrowing availability under the ABL Facility. The Company believes cash and cash equivalents and availability under the ABL Facility will be sufficient to satisfy the October 15, 2010 requirements of the ABL Facility, although there can be no assurances the Company will have adequate reserves as defined in the ABL Facility.

As of December 31, 2009, the amount considered used under the ABL Facility was $113,451 leaving a total of $461,871 available under the ABL Facility. The amount used under the ABL Facility is composed of $53,542 of standby letters of credit guaranteeing the Company’s industrial revenue bonds and $59,909 of standby letters of credit related to various insurance contracts and foreign vendor commitments.

During 2009, the Company terminated its Euro 130,000, five-year unsecured, revolving credit facility and its on-balance sheet trade accounts receivable securitization agreement, which allowed for borrowings up to $250,000 based on available accounts receivable.

On January 17, 2006, the Company issued $500,000 aggregate principal amount of 5.750% notes due 2011 and $900,000 aggregate principal amount of 6.125% notes due 2016. Interest payable on each series of the notes is subject to adjustment if either Moody’s Investors Service, Inc. (“Moody’s”) or Standard & Poor’s Ratings Services (“Standard & Poor’s”), or both, downgrades the rating assigned to the notes. Each rating agency downgrade results in a 0.25% increase in the interest rate, subject to a maximum increase of 1% per rating agency. If later the rating of these notes improves, then the interest rates would be reduced accordingly. Each 0.25% increase in the interest rate of these notes would increase the Company’s interest expense by approximately $3,500 per year. Currently, the interest rates have been increased by an aggregate amount of 0.75% as a result of downgrades by Moody’s and Standard & Poor’s during 2009. These downgrades increase the Company’s interest expense by approximately $10,500 per year and could adversely affect the cost of and ability to obtain additional credit in the future. Additional downgrades in the Company’s credit ratings could further increase the cost of its existing credit and adversely affect the cost of and ability to obtain additional credit in the future.

In 2002, the Company issued $400,000 aggregate principal amount of its senior 7.2% notes due 2012.

The fair value and carrying value of our debt instruments are detailed as follows:

	2009		2008
		Carrying		Carrying
	Fair Value	Value	Fair Value	Value

5.75% notes, payable January 15, 2011 interest payable semiannually	$508,703	498,240	450,000	500,000
7.20% senior notes, payable April 15, 2012 interest payable semiannually	418,400	400,000	340,000	400,000
6.125% notes, payable January 15, 2016 interest payable semiannually	891,900	900,000	684,000	900,000
Securitization facility, terminated June 2009	—	—	47,000	47,000
Five-year senior unsecured credit facility, terminated September 2009	—	—	55,300	55,300
Four-year senior secured credit facility, due September 2013	—	—	—	—
Industrial revenue bonds, capital leases and other	56,239	56,239	52,486	52,486

Total long-term debt	1,875,242	1,854,479	1,628,786	1,954,786
Less current portion	52,907	52,907	94,785	94,785

Long-term debt, excluding current portion	$1,822,335	1,801,572	1,534,001	1,860,001

The fair values of the Company’s debt instruments were estimated using market observable inputs, including quoted prices in active markets, market indices and interest rate measurements. Within the hierarchy of fair value measurements, these are Level 2 fair values.

The aggregate maturities of long-term debt as of December 31, 2009 are as follows:

2010	$52,907
2011	499,790
2012	400,374
2013	439
2014	354
Thereafter	900,615

$1,854,479

(8)  Accounts Payable, Accrued Expenses and Deferred Tax Liability

Accounts payable and accrued expenses are as follows:

	2009	2008

Outstanding checks in excess of cash	$17,900	12,612
Accounts payable, trade	335,401	315,053
Accrued expenses	169,730	210,591
Product warranties	66,545	56,460
Accrued interest	52,743	45,493
Income taxes payable	85,699	40,798
Deferred tax liability	2,836	3,030
Accrued compensation and benefits	100,261	98,094

Total accounts payable and accrued expenses	$831,115	782,131

(9)	Derivative Financial Instruments

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

Any gain or loss is reclassified from other comprehensive income and recognized in cost of goods sold in the same period or periods during which the hedged transaction affects earnings. As of December 31, 2009, the Company had no outstanding natural gas contracts. As of December 31, 2008, the Company had natural gas contracts that matured from January 2009 to December 2009 with an aggregate notional amount of approximately 2,650 MMBTU’s. The fair value of these contracts was a liability of $5,913 as of December 31, 2008. The offset to these liabilities is recorded in other comprehensive income, net of applicable income taxes. The ineffective portion of the derivative is recognized in the cost of goods sold within the consolidated statements of operations and was not significant for the periods reported.

The Company’s natural gas long-term supply agreements are accounted for under the normal purchase provision within ASC 815, formerly SFAS No. 133 and its amendments. As of December 31, 2009, the Company had no outstanding normal purchase commitments for natural gas. As of December 31, 2008, the Company had normal purchase commitments of approximately 2,026 MMBTU’s for periods maturing from January 2009 through December 2009. The contracted value of these commitments was approximately $17,151 as of December 31, 2008.

Foreign Currency Rate Management

The Company enters into foreign exchange forward contracts to hedge foreign denominated costs associated with its operations in Mexico. The objective of these transactions is to reduce volatility of exchange rates where these operations are located by fixing a portion of their costs in U.S. currency. Accordingly, these contracts have been designated as cash flow hedges. Gains and losses are reclassified from other comprehensive income and recognized in cost of goods sold in the same period or periods during which the hedged transaction affects earnings. The Company had no outstanding forward contracts to purchase Mexican pesos as of December 31, 2009. The Company had forward contracts to purchase approximately 269,129 Mexican pesos as of December 31, 2008. The fair value of these contracts was a liability of $5,237 as of December 31, 2008. The aggregate U.S. dollar value of these contracts as of December 31, 2008 was approximately $23,923. The offset to these liabilities is recorded in other comprehensive income, net of applicable income taxes. The ineffective portion of the derivative is recognized in the cost of goods sold within the consolidated statements of operations and was not significant for the periods reported.

(10)	Product Warranties

The Company warrants certain qualitative attributes of its products for up to 50 years. The Company records a provision for estimated warranty and related costs in accrued expenses, based on historical experience and periodically adjusts these provisions to reflect actual experience.

Product warranties are as follows:

	2009	2008	2007

Balance at beginning of year	$56,460	46,187	30,712
Warranty claims paid during the year	(167,053)	(81,586)	(54,685)
Pre-existing warranty accrual adjustment during the year(1)	125,124	—	—
Warranty expense during the year(1)	52,014	91,859	67,301
Other(2)	—	—	2,859

Balance at end of year	$66,545	56,460	46,187

(1)	The increase in warranty expense in 2009 and 2008 relates primarily to certain commercial carpet tiles that were discontinued in early 2009.

(2)	Includes $2,859 in 2007 related to the Columbia acquisition. This amount was not charged to expense.

(11)  Stock Options, Stock Compensation and Treasury Stock

The Company recognizes compensation expense for all share-based payments granted based on the grant-date fair value estimated in accordance with the provisions of ASC 718-10. Compensation expense is recognized on a straight-line basis over the options estimated lives for fixed awards with ratable vesting provisions.

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

Additional information relating to the Company’s stock option plans follows:

	2009	2008	2007

Options outstanding at beginning of year	1,506	1,455	2,034
Options granted	76	146	64
Options exercised	(35)	(46)	(588)
Options canceled	(66)	(49)	(55)

Options outstanding at end of year	1,481	1,506	1,455

Options exercisable at end of year	1,165	1,035	821

Option prices per share:
Options granted during the year	$28.37	74.47	75.10-93.65

Options exercised during the year	$16.66-48.50	19.63-73.45	16.66-88.33

Options canceled during the year	$19.94-93.65	16.66-93.65	22.63-93.65

Options outstanding at end of year	$16.66-93.65	16.66-93.65	16.66-93.65

Options exercisable at end of year	$16.66-93.65	16.66-93.65	16.66-90.97

During 1996, the Company adopted the 1997 Non-Employee Director Stock Compensation Plan. The plan provides for awards of common stock of the Company for non-employee directors to receive in lieu of cash for their annual retainers. During 2009, 2008 and 2007, a total of 2, 1 and 1 shares, respectively, were awarded to the non-employee directors under the plan.

In addition, the Company maintains an employee incentive program that awards restricted stock on the attainment of certain service criteria. The outstanding awards related to these programs and related compensation expense was not significant for any of the years ended December 31, 2009, 2008 and 2007.

The Company’s Board of Directors has authorized the repurchase of up to 15,000 shares of the Company’s outstanding common stock. For the year ended December 31, 2009, 2008 and 2007 no shares of the Company’s common stock were purchased. Since the inception of the program, a total of approximately 11,512 shares have been repurchased at an aggregate cost of approximately $334,747. All of these repurchases have been financed through the Company’s operations and banking arrangements.

On October 31, 2005, the Company entered into a Discounted Stock Purchase Agreement (the “DSPA”) with certain members of the Unilin management team (the “Unilin Management”). The Company terminated the DSPA during the year ended December 31, 2009. Under the terms of the DSPA, the Company was obligated to make cash payments to the Unilin Management in the event that certain performance goals are satisfied. In each of the years in the five-year period ending December 31, 2010, the remaining members of the Unilin Management could earn amounts, in the aggregate, equal to the average value of 30,671 shares of the Company’s common stock over the 20 trading day period ending on December 31 of the prior year. Any failure in a given year to reach the performance goals could have been rectified, and consequently the amounts payable with respect to achieving such criteria could have been made, in any of the other years. The amount of the liability was measured each period and recognized as compensation expense in the consolidated statement of operations. No expense related to the DSPA was recognized by the Company in 2009. The Company expensed approximately $0 and $2,300 under the DSPA for the years ended December 31, 2008 and 2007, respectively.

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

	2009	2008	2007

Dividend yield	—	—	—
Risk-free interest rate	1.7%	2.9%	4.8%
Volatility	35.3%	24.0%	29.0%
Expected life (years)	5	5	6

A summary of the Company’s options under the 2007 Plan as of December 31, 2009, and changes during the year then ended is presented as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value

Options outstanding December 31, 2008	1,506	$70.98
Granted	76	28.37
Exercised	(35)	24.50
Forfeited and expired	(66)	67.00

Options outstanding, December 31, 2009	1,481	70.11	4.6	$2,768

Vested and expected to vest as of December 31, 2009	1,464	$70.20	4.6	$2,669

Exercisable as of December 31, 2009	1,165	$70.61	3.8	$1,316

The weighted-average grant-date fair value of an option granted during 2009, 2008 and 2007, was $9.17, $20.26 and $33.68, respectively. The total intrinsic value of options exercised during the years ended December 31, 2009, 2008, and 2007 was $809, $1,169 and $22,943, respectively. Total compensation expense recognized for the years ended December 31, 2009, 2008 and 2007 was $4,552 ($2,884, net of tax), $6,646 ($4,210, net of tax) and $8,827 ($6,359, net of tax), respectively, which was allocated to selling, general and administrative expenses. The remaining unamortized expense for non-vested compensation expense as of December 31, 2009 was $3,538 with a weighted average remaining life of 2.0 years.

The following table summarizes information about the Company’s stock options outstanding as of December 31, 2009:

	Outstanding			Exercisable
	Number of		Average	Number of	Average
Exercise Price Range	Shares	Average Life	Price	Shares	Price

Under $42.86	150	5.2	$29.11	74	$29.86
$42.86-$69.46	397	2.5	58.10	397	58.10
$69.95-$74.47	333	5.5	73.85	221	73.54
$74.93-$86.51	255	5.6	82.56	199	82.84
$87.87-$88.00	35	5.8	87.96	28	87.96
$88.33-$93.65	311	5.1	88.98	246	88.63

Total	1,481	4.6	$70.11	1,165	$70.61

A summary of the Company’s RSUs under the 2007 Plan as of December 31, 2009, and changes during the year then ended is presented as follows:

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
	Shares	Average Price	Term (Years)	Intrinsic Value

Restricted Stock Units outstanding December 31, 2008	187	$92.94
Granted	204	34.77
Released	(22)	87.50
Forfeited	(10)	76.54

Restricted Stock Units outstanding, December 31, 2009	359	60.69	2.8	$17,066

Vested and expected to vest as of December 31, 2009	317	$60.69	2.4	$15,111

The Company recognized stock-based compensation costs related to the issuance of RSU’s of $5,009 ($3,173, net of taxes), $4,977 ($3,153, net of taxes) and $4,446 ($3,203, net of taxes) for the years ended December 31, 2009, 2008 and 2007, respectively, which has been allocated to selling, general and administrative expenses. Pre-tax unrecognized compensation expense for unvested RSU’s granted to employees, net of estimated forfeitures, was $7,988 as of December 31, 2009, and will be recognized as expense over a weighted-average period of approximately 3.4 years.

Additional information relating to the Company’s RSUs under the 2007 Plan is as follows:

	2009	2008	2007

Restricted Stock Units outstanding, January 1	187	137	—
Granted	204	72	144
Released	(22)	(15)	—
Forfeited	(10)	(7)	(7)

Restricted Stock Units outstanding, December 31	359	187	137

Vested and expected to vest as of December 31	317	175	121

(12)	Employee Benefit Plans

The Company has a 401(k) retirement savings plan (the “Mohawk Plan”) open to substantially all of its employees within the Mohawk segment, Dal-Tile segment and, as of January 1, 2007, certain U.S. employees of the Unilin segment, who have completed 90 days of eligible service. For the Mohawk segment, the Company contributes $0.50 for every $1.00 of employee contributions up to a maximum of 4% of the employee’s salary and an additional $0.25 for every $1.00 of employee contributions in excess of 4% of the employee’s salary up to a maximum of 6%. For the Dal-Tile and Unilin segments, the Company contributes $.50 for every $1.00 of employee contributions up to a maximum of 6% of the employee’s salary. Employee and employer contributions to the Mohawk Plan were $34,838 and $13,822 in 2009, $40,393 and $16,024 in 2008, and $43,187 and $16,946 in 2007, respectively. The Company also made a discretionary contribution to the Mohawk Plan of approximately $1,908, $4,211 and $5,500 in 2009, 2008 and 2007, respectively.

The Company also has various pension plans covering employees in Belgium, France, and The Netherlands (the “Non-U.S. Plans”) that it acquired with the acquisition of Unilin. Benefits under the Non-U.S. Plans depend on compensation and years of service. The Non-U.S. Plans are funded in accordance with local regulations. The Company uses December 31 as the measurement date for its Non-U.S. Plans.

Components of the net periodic benefit cost of the Company’s Non-U.S. pension benefit plans are as follows:

	2009	2008	2007

Service cost of benefits earned	$1,315	1,881	1,927
Interest cost on projected benefit obligation	1,352	1,245	968
Expected return on plan assets	(1,069)	(993)	(738)
Amortization of actuarial gain	(322)	(29)	(12)
Effect of curtailments and settlements	(200)	—	—

Net pension expense	$1,076	2,104	2,145

Assumptions used to determine net periodic pension expense for Non-U.S. pension plans:

	2009	2008

Discount rate	6.00%-6.60%	5.00%-5.55%
Expected rate of return on plan assets	4.50%-6.60%	4.50%-5.55%
Rate of compensation increase	0.00%-4.00%	1.00%-5.00%
Underlying inflation rate	2.25%	2.00%

The obligations, plan assets and funding status of the Non-U.S. pension plans were as follows:

	2009	2008

Change in benefit obligation:
Projected benefit obligation at end of prior year	$20,090	22,045
Cumulative foreign exchange effect	374	(962)
Service cost	1,356	1,809
Interest cost	1,395	1,198
Plan participants contributions	763	729
Actuarial gain (loss)	2,588	(3,681)
Benefits paid	(687)	(1,048)
Effect of curtailment and settlement	(411)	—

Projected benefit obligation at end of year	$25,468	20,090

Change in plan assets:
Fair value of plan assets at end of prior year	$16,371	18,728
Cumulative foreign exchange effect	306	(817)
Actual return on plan assets	3,234	955
Employer contributions	2,059	1,861
Benefits paid	(687)	(1,048)
Plan participant contributions	763	729
Actual loss	—	(4,037)
Effect of settlement	(205)	—

Fair value of plan assets at end of year	$21,841	16,371

Funded status of the plans:
Ending funded status	$(3,627)	(3,719)

Net amount recognized in consolidated balance sheets:
Accrued expenses (current liability)	$—	—
Accrued benefit liability (non-current liability)	(3,628)	(3,719)
Accumulated other comprehensive gain	(735)	(1,649)

Net amount recognized	$(4,363)	(5,368)

The Company’s net amount recognized in other comprehensive income related to actuarial (losses) gains was $(914), $(384) and $1,215 for the years ended December 31, 2009, 2008 and 2007, respectively.

Assumptions used to determine the projected benefit obligation for the Company’s Non-U.S. pension plans were as follows:

	2009	2008

Discount rate	5.00%	6.00%-6.60%
Rate of compensation increase	0.00%-6.00%	1.25%-5.25%
Underlying inflation rate	2.00%	2.25%

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

	Non-U.S. Plans
	2009	2008

Plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$10,251	1,118
Accumulated benefit obligation	8,585	889
Fair value of plan assets	7,907	470
Plans with plan assets in excess of accumulated benefit obligations:
Projected benefit obligation	$25,468	18,972
Accumulated benefit obligation	21,827	15,286
Fair value of plan assets	21,841	15,901

Estimated future benefit payments for the Non-U.S. pension plans are $1,206 in 2010, $757 in 2011, $988 in 2012, $1,157 in 2013, $1,044 in 2014 and $8,019 in total for 2015-2019.

The Company expects to make cash contributions of $856 to its Non-U.S. pension plans in 2010.

The fair value of the Non-U.S. pension plan investments were estimated using market observable data. Within the hierarchy of fair value measurements, these investments represent Level 2 fair values. The fair value and percentage of each asset category of the total investments held by the plans as of December 31, 2009 and 2008 were as follows:

	2009	2008

Non-U.S. pension plans:
Insurance contracts	$21,841	16,371

The Company’s investment policy:

	2009	2008

Non-U.S. pension plans:
Insurance contracts	100.0%	100.0%

The Company’s approach to developing its expected long-term rate of return on pension plan assets combines an analysis of historical investment performance by asset class, the Company’s investment guidelines and current and expected economic fundamentals.

(13)	Income Taxes

Following is a summary of earnings (loss) from continuing operations before income taxes for United States and foreign operations:

	2009	2008	2007

United States	$(205,737)	(847,624)	357,521
Foreign	128,024	(424,848)	254,195

Earnings (loss) before income taxes	$(77,713)	(1,272,472)	611,716

Income tax expense (benefit) for the years ended December 31, 2009, 2008 and 2007 consists of the following:

	2009	2008	2007

Current income taxes:
U.S. federal	$(78,051)	61,186	109,810
State and local	1,139	8,248	8,636
Foreign	20,797	41,232	71,047

Total current	(56,115)	110,666	189,493

Deferred income taxes:
U.S. federal	18,082	(91,813)	25,185
State and local	(6,931)	(7,511)	(26,535)
Foreign	(31,730)	168,720	(290,840)

Total deferred	(20,579)	69,396	(292,190)

Total	$(76,694)	180,062	(102,697)

Income tax expense (benefit) attributable to earnings (loss) before income taxes differs from the amounts computed by applying the U.S. statutory federal income tax rate to earnings (loss) before income taxes as follows:

	2009	2008	2007

Income taxes at statutory rate	$(27,200)	(445,365)	214,101
State and local income taxes, net of federal income tax benefit	(3,874)	(4,113)	10,610
Foreign income taxes	(12,840)	(380)	(25,925)
Change in valuation allowance	12,214	276,801	630
Intellectual property migration to Luxembourg	—	—	(271,607)
Goodwill impairment	—	406,577	—
Notional interest	(55,956)	(63,694)	(36,446)
Tax contingencies and audit settlements	9,634	4,990	4,406
Change in statutory tax rate	101	(254)	—
Other, net	1,227	5,500	1,534

	$(76,694)	180,062	(102,697)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2009 and 2008 are presented below:

	2009	2008

Deferred tax assets:
Accounts receivable	$22,843	21,368
Inventories	46,536	56,622
Accrued expenses and other	102,665	98,284
Deductible state tax and interest benefit	24,801	22,579
Intangibles	199,660	216,047
Foreign and state net operating losses and credits	214,955	158,685

Gross deferred tax assets	611,460	573,585
Valuation allowance	(365,944)	(343,572)

Net deferred tax assets	245,516	230,013

Deferred tax liabilities:
Inventories	(5,089)	(5,624)
Plant and equipment	(279,668)	(273,076)
Intangibles	(160,429)	(167,271)
LIFO change in accounting method	(12,850)	(25,700)
Other liabilities	(30,144)	(32,125)

Gross deferred tax liabilities	(488,180)	(503,796)

Net deferred tax liability(1)	$(242,664)	(273,783)

(1)	This amount includes $85 and $29 of non-current deferred tax assets which are in deferred income taxes and other non-current assets and $2,836 and $3,030 current deferred tax liabilities which are included in accounts payable and accrued expenses in the consolidated balance sheets as of December 31, 2009 and 2008, respectively.

Management believes it is more likely than not the Company will realize the benefits of these deductible differences, with the exception of certain carryforward deferred tax assets discussed below, based upon the expected reversal of deferred tax liabilities and the level of historic and forecasted taxable income over periods in which the deferred tax assets are deductible.

In accordance with ASC 350, the company is required to test goodwill and indefinite-lived assets for impairment annually, or more often if an event or circumstance indicates that an impairment loss may have been incurred. In 2008, the Company recorded a non-cash pretax impairment charge of $1,543,397 to reduce the carrying value of goodwill and other intangibles. The tax impact was to book an expense of $406,577 related to the portion of the impaired assets that are non-deductible for tax purposes.

The Company evaluates its ability to realize the tax benefits associated with deferred tax assets by analyzing its forecasted taxable income using both historic and projected future operating results, the reversal of existing temporary differences, taxable income in prior carry-back years (if permitted) and the availability of tax planning strategies. The valuation allowance as of December 31, 2009 and December 31, 2008 is $365,944 and $343,572, respectively. The December 31, 2009 valuation allowance relates to net operating losses and tax credits of $168,773 and intangibles of $197,171. The December 31, 2008 valuation allowance relates to net operating losses and tax credits of $127,525 and intangibles of $216,047. For 2009, the total change in the valuation allowance was an increase of $22,372, which includes an accumulated other comprehensive income change of $6,740 primarily related to foreign currency translation, and a non-P&L change of $3,418 primarily related to current year state tax credits which have a full valuation allowance.

As of December 31, 2009, the Company has state net operating loss carryforwards and state tax credits with potential tax benefits of $53,550, net of federal income tax benefit; these carryforwards expire over various periods based on taxing jurisdiction. A valuation allowance totaling $32,473 has been recorded against these deferred tax assets as of December 31, 2009. In addition, as of December 31, 2009, the Company has net operating loss carryforwards in various foreign jurisdictions of $161,405. A valuation allowance totaling $136,300 has been recorded against these deferred tax assets as of December 31, 2009.

In the fourth quarter of 2007, the Company moved the intellectual property and treasury operations of an indirectly owned European entity to a new office in another jurisdiction in Europe. The Company also indirectly owned a holding company in the new jurisdiction that provided certain treasury functions to Unilin, and the move allowed for the consolidation of the historical intellectual property and treasury operations to be combined with those of the holding company’s treasury operations in a single jurisdiction in order to integrate and streamline the operations, to facilitate international acquisitions and to improve tax and cost efficiencies. This restructuring resulted in a step up in the subsidiary’s taxable basis of its intellectual property. The step up relates primarily to intangible assets which will be amortized over 10 years for tax purposes. During the fourth quarter of 2007, the Company evaluated the evidence for recognition of the deferred tax asset created through the restructuring and determined that, based on the available evidence, the deferred tax asset would more likely than not be realized. The deferred tax asset recognized as of December 31, 2007 was approximately $245,000 and the related income tax benefit recognized in the consolidated financial statements was approximately $272,000.

During the third quarter of 2008, the Company reassessed the need for a valuation allowance against its deferred tax assets. Actual cash flows have been less than those projected as of December 31, 2007, primarily due to the slowing worldwide economy and declining sales volume. The Company determined that, given the current and expected economic conditions and the corresponding reductions in cash flows, its ability to realize the benefit of the deferred tax asset related to the European step up transaction described above, as well as tax losses generated in the same jurisdiction was not more likely than not. Accordingly, the Company recorded a valuation allowance against the deferred tax asset in the amount of $252,751 during the quarter ended September 27, 2008.

The Company does not provide for U.S. federal and state income taxes on the cumulative undistributed earnings of its foreign subsidiaries because such earnings are permanently reinvested. As of December 31, 2009 and 2008, the Company had not provided federal income taxes on earnings of approximately $723,000 and $654,000, respectively, from its foreign subsidiaries. Should these earnings be distributed in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes in various foreign jurisdictions. These taxes may be partially offset by U.S. foreign tax credits. Determination of the amount of the unrecognized deferred US tax liability is not practical because of the complexities associated with this hypothetical calculation.

Tax Uncertainties

In the normal course of business, the Company’s tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing jurisdictions. Accordingly, the Company accrues liabilities when it believes that it is not more likely than not that it will realize the benefits of tax positions that it has taken in its tax returns or for the amount of any tax benefit that exceeds the cumulative probability threshold in accordance with ASC 740-10, formerly FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109”. Differences between the estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material adverse effect on the Company’s consolidated financial position but could possibly be material to the Company’s consolidated results of operations or cash flow in any given quarter or annual period.

The Company adopted the provisions of ASC 740-10 on January 1, 2007. Upon adoption, the Company recognized no change to opening retained earnings. As of December 31, 2009, the Company’s gross amount of unrecognized tax benefits is $105,779, excluding interest and penalties. If the Company were to prevail on all uncertain tax positions, the net effect would be a benefit of $43,014 to the Company’s effective tax rate and a balance sheet adjustment of $62,765, exclusive of any benefits related to interest and penalties.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2009	2008

Balance at January 1	$91,887	116,857
Additions based on tax positions related to the current year	8,678	5,610
Additions for tax positions of prior years	10,630	12,167
Reductions for tax positions of prior years	—	(842)
Reductions resulting from the lapse of the statute of limitations	(60)	(36,436)
Settlements with taxing authorities	(5,562)	(3,877)
Effects of foreign currency translation	206	(1,592)

Balance at December 31	$105,779	91,887

The Company will continue to recognize interest and penalties related to unrecognized tax benefits as a component of its income tax provision. As of December 31, 2009 and 2008, the Company has $47,870 and $39,641, respectively, accrued for the payment of interest and penalties, excluding the federal tax benefit of interest deductions where applicable. During the years ending December 31, 2009, 2008 and 2007, the Company accrued interest and penalties through continuing operations of $8,228, $3,657 and $1,115, respectively.

The Company’s 2004-2006 federal income tax returns are currently under examination by the Internal Revenue Service. The Company expects this examination to end within the next twelve months. The Company is also protesting through the IRS Appeals division a few open issues related to the audit of its 1999 — 2003 tax years. In connection with this protest, the Company paid a $35,844 cash bond to the IRS. The Company believes it is reasonably possible that it will effectively settle all open tax years, 1999 through 2006, with the Internal Revenue Service within the next twelve months and expects to make a cash payment of approximately $33,000 (including penalties and interest). The Company believes it is reasonably possible that the balance of unrecognized tax benefits could decrease by an additional $36,277 (which includes accrued penalties and interest expense) within the next twelve months due to settlements or statutory expirations in various tax jurisdictions. Except as noted above, the Company has substantially concluded all income tax matters related to years prior to 2004.

(14)	Commitments and Contingencies

The Company is obligated under various operating leases for office and manufacturing space, machinery, and equipment. Future minimum lease payments under non-cancelable capital and operating leases (with initial or remaining lease terms in excess of one year) as of December 31:

			Total Future
	Capital	Operating	Payments

2010	$1,611	94,340	95,951
2011	1,056	77,101	78,157
2012	457	58,505	58,962
2013	522	45,153	45,675
2014	437	37,346	37,783
Thereafter	696	67,005	67,701

Total payments	4,779	379,450	384,229

Less amount representing interest	543

Present value of capitalized lease payments	$4,236

Rental expense under operating leases was $130,227, $139,103 and $123,095 in 2009, 2008 and 2007, respectively.

The Company had approximately $58,603 and $73,928 as of December 31, 2009 and 2008, respectively, in standby letters of credit for various insurance contracts and commitments to foreign vendors that expire within two years. In addition, as of December 31, 2009 and 2008, the Company guaranteed approximately $721 and $85,640 for building leases, respectively, related to its operating facilities in France.

The Company is involved in litigation from time to time in the regular course of its business. Except as noted below there are no material legal proceedings pending or known by the Company to be contemplated to which the Company is a party or to which any of its property is subject.

In Shirley Williams et al. v. Mohawk Industries, Inc., four plaintiffs filed a putative class action lawsuit in January 2004 in the United States District Court for the Northern District of Georgia (Rome Division), alleging that they are former and current employees of the Company and that the actions and conduct of the Company, including the employment of persons who are not authorized to work in the United States, have damaged them and the other members of the putative class by suppressing the wages of the Company’s hourly employees in Georgia. The plaintiffs seek a variety of relief, including (a) treble damages; (b) return of any allegedly unlawful profits; and (c) attorney’s fees and costs of litigation. In February 2004, the Company filed a Motion to Dismiss the Complaint, which was denied by the District Court in April 2004. Following appellate review of this decision, the case was returned to the District Court for further proceedings. On December 18, 2007, the plaintiffs filed a motion for class certification. On March 3, 2008, the District Court denied the plaintiffs motion for class certification. The plaintiffs then appealed the decision to the United States Court of Appeals for the 11th Circuit on March 17, 2008. On May 28, 2009, the Court of Appeals issued an order reversing the District Court’s decision and remanding the case back to the District Court for further proceedings on the class certification issue. Discovery has been stayed at the District Court since the appeal. In August 2009, the Company filed a petition for certiorari with the United States Supreme Court, which was denied in November 2009. The Company will continue to vigorously defend itself against this action.

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

The Company has received partial refunds from the United States government in reference to settling custom disputes dating back to 1982. Accordingly, the Company recorded a net gain of $9,154 ($5,799 net of taxes) in other income (expense) for the year ended December 31, 2007. No refunds were received in 2009 or 2008. Additional future recoveries will be recorded as realized.

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

In the normal course of business, the Company has entered into various collective bargaining agreements with its workforce in Europe, Mexico and Malaysia, either locally or within its industry sector. Historically, the Company has maintained favorable relationships with its workforce and expects to do so in the future.

The Company recorded pre-tax business restructuring charges of $61,725 for 2009, of which $43,436 was recorded as cost of sales and $18,289 was recorded as selling, general and administrative expenses. The Company recorded pre-tax business restructuring charges of $29,670 for 2008, of which $15,687 was recorded as cost of sales and $13,983 was recorded as selling, general and administrative expenses. The charges primarily relate to the Company’s actions taken to lower its cost structure and improve the efficiency of its manufacturing and distribution operations as it adjusts to current economic conditions.

The activity for 2008 and 2009 is as follows:

		Inventor			Other
		Write-	Lease		Restructuring
	Asset Write-Downs(1)	Downs	Impairments	Severance	Costs	Total

Balance at December 31, 2007	$—	—	—	—	—	—
Provisions
Mohawk segment	7,237	—	12,561	1,625	816	22,239
Dal-Tile segment	3,124	—	504	1,715	—	5,343
Unilin segment	2,088	—	—	—	—	2,088
Cash payments	—	—	(354)	(1,270)	(816)	(2,440)
Noncash items	(12,449)	—	—	—	—	(12,449)

Balance as of December 31, 2008	$—	—	12,711	2,070	—	14,781

Provisions
Mohawk segment	13,604	2,300	5,365	7,075	347	28,691
Dal-Tile segment	5,717	1,653	9,160	1,191	—	17,721
Unilin segment	4,310	3,096	—	4,773	3,134	15,313
Cash payments	—	—	(6,163)	(7,285)	(65)	(13,513)
Noncash items	(23,631)	(7,049)	—	—	(415)	(31,095)

Balance as of December 31, 2009	$—	—	21,073	7,824	3,001	31,898

(1)	Includes $4,313 and $53 in 2009 and 2008, respectively, that was charged to depreciation.

(15)	Consolidated Statements of Cash Flows Information

Supplemental disclosures of cash flow information are as follows:

	2009	2008	2007

Net cash paid during the year for:
Interest	$127,623	129,465	157,296

Income taxes	$39,594	107,638	201,851

Supplemental schedule of non-cash investing and financing activities:
Fair value of assets acquired in acquisition	$17,911	9,745	165,407
Liabilities assumed in acquisition	(11,987)	(1,469)	(18,310)

	$5,924	8,276	147,097

(16)	Segment Reporting

The Company has three reporting segments, the Mohawk segment, the Dal-Tile segment and the Unilin segment. The Mohawk segment manufactures, markets and distributes its product lines primarily in North America, which include carpet, rugs, pad, ceramic tile, hardwood, resilient and laminate, through its network of regional distribution centers and satellite warehouses using company-operated trucks, common carrier or rail transportation. The segment product lines are sold through various selling channels, which include floor covering retailers, home centers, mass merchandisers, department stores, independent distributors, commercial dealers and commercial end users. The Dal-Tile segment manufactures, markets and distributes its product lines primarily in North America, which include ceramic tile, porcelain tile and stone products, through its network of regional distribution centers and company-operated sales service centers using company-operated trucks, common carriers or rail transportation. The segment product lines are purchased by floor covering retailers, home centers, independent distributors, tile specialty dealers, tile contractors, and commercial end users. The Unilin segment manufactures, markets and distributes its product lines primarily in North America and Europe, which include laminate flooring, wood flooring, roofing systems, insulation panels and other wood products through various selling channels, which include retailers, home centers and independent distributors.

Amounts disclosed for each segment are prior to any elimination or consolidation entries. Corporate general and administrative expenses attributable to each segment are estimated and allocated accordingly. Segment performance is evaluated based on operating income. No single customer accounted for more than 5% of net sales for the years ended December 31, 2009, 2008 and 2007.

Segment information is as follows:

	2009	2008	2007

Net sales:
Mohawk	$2,856,741	3,628,183	4,205,740
Dal-Tile	1,426,757	1,815,373	1,937,733
Unilin	1,128,315	1,465,208	1,487,645
Intersegment sales	(67,789)	(82,416)	(45,100)

	$5,344,024	6,826,348	7,586,018

Operating income (loss)(1):
Mohawk	$(125,965)	(216,152)	254,924
Dal-Tile	84,154	(323,370)	258,706
Unilin	105,953	(564,911)	272,260
Corporate and eliminations	(20,412)	(19,701)	(35,784)

	$43,730	(1,124,134)	750,106

Depreciation and amortization:
Mohawk	$94,134	92,130	95,933
Dal-Tile	47,934	46,093	44,216
Unilin	151,450	149,543	159,859
Corporate	9,486	7,288	6,429

	$303,004	295,054	306,437

Capital expenditures (excluding acquisitions):
Mohawk	$35,149	78,239	65,842
Dal-Tile	17,683	41,616	33,134
Unilin	45,966	90,500	58,711
Corporate	10,127	7,469	5,389

	$108,925	217,824	163,076

Assets:
Mohawk	$1,582,652	1,876,696	2,302,527
Dal-Tile	1,546,393	1,693,765	2,259,811
Unilin	2,598,182	2,663,599	3,916,739
Corporate and intersegment eliminations	664,219	212,115	200,973

	$6,391,446	6,446,175	8,680,050

	2009	2008	2007

Geographic net sales:
North America	$4,516,784	5,776,701	6,477,277
Rest of world	827,240	1,049,647	1,108,741

	$5,344,024	6,826,348	7,586,018

Long-lived assets(2):
North America	$2,000,522	2,120,067	3,028,571
Rest of world	1,202,018	1,205,109	1,744,489

	$3,202,540	3,325,176	4,773,060

Net sales by product categories(3):
Soft surface	$2,650,452	3,337,073	3,797,584
Tile	1,491,846	1,919,070	2,110,705
Wood	1,201,726	1,570,205	1,677,729

	$5,344,024	6,826,348	7,586,018

(1)	Operating income (loss) includes the impact of the impairment of goodwill and other intangibles recognized in the third and fourth quarters of 2008 of $276,807 for the Mohawk segment, $531,930 for the Dal-Tile segment and $734,660 for the Unilin segment.

(2)	Long-lived assets are composed of net property, plant and equipment and goodwill.

(3)	The Soft surface product category includes carpets, rugs, carpet pad and resilient. The Tile product category includes ceramic tile, porcelain tile and natural stone. The Wood product category includes laminate, hardwood, roofing panels and wood-based panels.

(17)	Quarterly Financial Data (Unaudited)

The supplemental quarterly financial data are as follows:

	Quarters Ended
	March 28,	June 27,	September 26,	December 31,
	2009	2009	2009	2009

Net sales	$1,208,339	1,406,012	1,382,565	1,347,108
Gross profit	153,689	367,388	369,459	341,694
Net (loss) earnings	(105,887)	46,261	34,348	19,779
Basic (loss) earnings per share	(1.55)	0.68	0.50	0.29
Diluted (loss) earnings per share	(1.55)	0.67	0.50	0.29

	Quarters Ended
	March 29,	June 28,	September 27,	December 31,
	2008	2008	2008	2008

Net sales	$1,738,097	1,840,045	1,763,034	1,485,172
Gross profit	459,839	482,892	439,071	355,962
Net earnings (loss)	65,390	88,778	(1,484,781)	(127,615	)(1)
Basic earnings (loss) per share	0.96	1.30	(21.70)	(1.87)
Diluted earnings (loss) per share	0.95	1.29	(21.70)	(1.87)

(1)	Includes the impact of a valuation allowance of approximately $253,000 which was recognized during the third quarter of 2008. Additionally, the third and fourth quarters of 2008 were impacted by $1,418,912 and $124,485, respectively, related to impairment of goodwill and other intangibles.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2009. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. The Company’s management has concluded that, as of December 31, 2009, its internal control over financial reporting is effective based on these criteria. The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

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

The information required by this item is incorporated by reference to information contained in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders under the following headings: “Election of Directors — Director, Director Nominee and Executive Officer Information,” “— Nominees for Director,” “— Continuing Directors,” “— Executive Officers,” “— Meetings and Committees of the Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Audit Committee.” The Company has adopted the Mohawk Industries, Inc. Standards of Conduct and Ethics, which applies to all of its directors, officers and employees. The standards of conduct and ethics are publicly available on our website at http://mohawkind.com and will be made available in print to any stockholder who requests them without charge. If the Company makes any substantive amendments to the standards of conduct and ethics, or grants any waiver, including any implicit waiver, from a provision of the standards required by regulations of the Commission to apply to the Company’s chief executive officer, chief financial officer or chief accounting officer, the Company will disclose the nature of the amendment or waiver on its website. The Company may elect to also disclose the amendment or waiver in a report on Form 8-K filed with the SEC. The Company has adopted the Mohawk Industries, Inc. Board of Directors Corporate Governance Guidelines, which are publicly available on the Company’s website and will be made available to any stockholder who requests it.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to information contained in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders under the following headings: “Executive Compensation and Other Information — Summary Compensation Table,” “— Compensation, Discussion and Analysis,” “— Grants of Plan Based Awards,” “— Outstanding Equity Awards at Fiscal Year End,” “— Option Exercises and Stock Vested,” “— Pension Benefits,” “— Nonqualified Deferred Compensation,” “— Certain Relationships and Related Transactions,” “— Compensation Committee Interlocks and Insider Participation,” “— Compensation Committee Report” and “Director Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to information contained in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders under the following headings: “Executive Compensation and Other Information — Equity Compensation Plan Information,” and “— Principal Stockholders of the Company.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to information contained in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders under the following heading: “Election of Directors — Meetings and Committees of the Board of Directors,” and “Executive Compensation and Other Information — Certain Relationships and Related Transactions.”

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to information contained in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders under the following heading: “Audit Committee — Principal Accountant Fees and Services” and “Meetings and Committees of the Board.”

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

3. Exhibits

The exhibit number for the exhibit as originally filed is included in parentheses at the end of the description.

Mohawk
Exhibit
Number		Description

*2	.1	Agreement and Plan of Merger dated as of December 3, 1993 and amended as of January 17, 1994 among Mohawk, AMI Acquisition Corp., Aladdin and certain Shareholders of Aladdin. (Incorporated herein by reference to Exhibit 2.1(a) in Mohawk’s Registration Statement on Form S-4, Registration No. 333-74220.)
*3	.1	Restated Certificate of Incorporation of Mohawk, as amended. (Incorporated herein by reference to Exhibit 3.1 in Mohawk’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)
*3	.2	Restated Bylaws of Mohawk. (Incorporated herein by reference to Exhibit 3.2 in Mohawk’s Report on Form 8-K dated December 4, 2007.)
*4	.1	See Article 4 of the Restated Certificate of Incorporation of Mohawk. (Incorporated herein by reference to Exhibit 3.1 in Mohawk’s Annual Report on Form 10-K (File No. 001-13697) for the fiscal year ended December 31, 1998.)
*4	.2	See Articles 2, 6, and 9 of the Restated Bylaws of Mohawk. (Incorporated herein by reference to Exhibit 3.2 in Mohawk’s Current Report on Form 8-K dated December 4, 2007.)
*4	.3	Indenture, dated as of April 2, 2002 between Mohawk Industries, Inc. and Wachovia Bank, National Association, as Trustee (Incorporated herein by reference to Exhibit 4.1 in Mohawk’s Registration Statement on Form S-4, Registration No. 333-86734, as filed April 22, 2002.)
*4	.4	Indenture dated as of January 9, 2006, between Mohawk Industries, Inc. and SunTrust Bank, as trustee. (Incorporated herein by reference to Exhibit 4.4 in Mohawk’s Registration Statement on Form S-3, Registration Statement No. 333-130910.)
*4	.5	First Supplemental Indenture, dated as of January 17, 2006, by and between Mohawk Industries, Inc., and SunTrust Bank, as trustee. (Incorporated by reference to Exhibit 4.1 in Mohawk’s Current Report on form 8-K dated January 17, 2006.)
*10	.1	Registration Rights Agreement by and among Mohawk, Citicorp Investments, Inc., ML-Lee Acquisition Fund, L.P. and Certain Management Investors. (Incorporated herein by reference to Exhibit 10.14 of Mohawk’s Registration Statement on Form S-1, Registration No. 33-45418.)
*10	.2	Voting Agreement, Consent of Stockholders and Amendment to 1992 Registration Rights Agreement dated December 3, 1993 by and among Aladdin, Mohawk, Citicorp Investments, Inc., ML-Lee Acquisition Fund, L.P., David L. Kolb, Donald G. Mercer, Frank A. Procopio and John D. Swift. (Incorporated herein by reference to Exhibit 10(b) of Mohawk’s Registration Statement on Form S-4, Registration No. 33-74220.)
*10	.3	Registration Rights Agreement by and among Mohawk and the former shareholders of Aladdin. (Incorporated herein by reference to Exhibit 10.32 of Mohawk’s Annual Report on Form 10-K (File No. 001-13697) for the fiscal year ended December 31, 1993.)

Mohawk
Exhibit
Number		Description

*10	.4	Waiver Agreement between Alan S. Lorberbaum and Mohawk dated as of March 23, 1994 to the Registration Rights Agreement dated as of February 25, 1994 between Mohawk and those other persons who are signatories thereto. (Incorporated herein by reference to Exhibit 10.3 of Mohawk’s Quarterly Report on Form 10-Q (File No. 001-13697) for the quarter ended July 2, 1994.)
*10	.5	Loan and Security Agreement dated as of September 2, 2009 by and among Mohawk Industries, Inc. and certain of its Subsidiaries, as Borrowers, certain of its Subsidiaries, as Guarantors, the Lenders from time to time party thereto, Wachovia Bank, National Association, as Administrative Agent, and the other parties thereto (Incorporated by reference to the Company’s Current Report on Form 8-K dated Sept 1, 2009).
Exhibits Related to Executive Compensation Plans, Contracts and other Arrangements:
*10	.6	Service Agreement dated February 24, 2009, by and between Unilin Industries BVBA and BVBA “F. De Cock Management”. (Incorporated by reference to the Company’s Current Report on Form 8-K dated February 24, 2009).
10.7		Service Agreement dated February 9, 2009, by and between Unilin Industries BVBA and Comm. V. “Bernard Thiers”.
*10	.8	Second Amended and Restated Employment Agreement, dated as of November 4, 2009, by and between the Company and W. Christopher Wellborn (Incorporated by reference to the Company’s Current Report on Form 8-K dated November 4, 2009).
*10	.9	Mohawk Carpet Corporation Supplemental Executive Retirement Plan, as amended. (Incorporated herein by reference to Exhibit 10.2 of Mohawk’s Registration Statement on Form S-1, Registration No. 33-45418.)
*10	.10	Mohawk Industries, Inc. 1992 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.8 of Mohawk’s Registration Statement on Form S-1, Registration No. 33-45418.)
*10	.11	Amendment dated July 22, 1993 to the Mohawk Industries, Inc. 1992 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.2 in Mohawk’s quarterly report on Form 10-Q (File No. 001-13697) for the quarter ended July 3, 1993.)
*10	.12	Second Amendment dated February 17, 2000 to the Mohawk Industries, Inc. 1992 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.35 of Mohawk’s Annual Report on Form 10-K (File No. 001-13697) for the fiscal year ended December 31, 1999.)
*10	.13	Mohawk Industries, Inc. 1992 Mohawk-Horizon Stock Option Plan. (Incorporated herein by reference to Exhibit 10.15 of Mohawk’s Registration Statement on Form S-1, Registration Number 33-53932.)
*10	.14	Amendment dated July 22, 1993 to the Mohawk Industries, Inc. 1992 Mohawk-Horizon Stock Option Plan. (Incorporated herein by reference to Exhibit 10.1 of Mohawk’s quarterly report on Form 10-Q (File No. 001-13697) for the quarter ended July 3, 1993.)
*10	.15	Second Amendment dated February 17, 2000 to the Mohawk Industries, Inc. 1992 Mohawk-Horizon Stock Option Plan. (Incorporated herein by reference to Exhibit 10.38 of Mohawk’s Annual Report on Form 10-K (File No. 001-13697) for the fiscal year ended December 31, 1999.)
*10	.16	Mohawk Industries, Inc. 1993 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.39 of Mohawk’s Annual Report on Form 10-K (File No. 001-13697) for the fiscal year ended December 31, 1992.)
*10	.17	First Amendment dated February 17, 2000 to the Mohawk Industries, Inc. 1993 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.40 of Mohawk’s Annual Report on Form 10-K (File No. 001-13697) for the fiscal year ended December 31, 1999.)
*10	.18	The Mohawk Industries, Inc. Amended and Restated Executive Deferred Compensation Plan. (Incorporated herein by reference to Exhibit 10.30 in Mohawk’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.)
*10	.19	The Mohawk Industries, Inc. Amended and Restated Management Deferred Compensation Plan. (Incorporated herein by reference to Exhibit 10.31 in Mohawk’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.)

Mohawk
Exhibit
Number		Description

*10	.20	Mohawk Industries, Inc. 1997 Non-Employee Director Stock Compensation Plan (Amended and Restated as of January 1, 2009) (Incorporated herein by reference to Exhibit 10.32 in Mohawk’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.).
*10	.21	1997 Long-Term Incentive Plan. (Incorporated herein by reference to Exhibit 10.80 of Mohawk’s Annual Report on Form 10-K (File No. 001-13697) for the fiscal year ended December 31, 1996.)
*10	.22	2002 Long-Term Incentive Plan. (Incorporated herein by reference to Appendix A in the 2002 Mohawk Industries, Inc. Proxy Statement dated March 29, 2002.)
*10	.23	Mohawk Industries, Inc. 2007 Incentive Plan (Incorporated herein by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-13697) filed with the Securities and Exchange Commission on April 9, 2007)
21		Subsidiaries of the Registrant.
23.1		Consent of Independent Registered Public Accounting Firm (KPMG LLP).
31.1		Certification Pursuant to Rule 13a-14(a).
31.2		Certification Pursuant to Rule 13a-14(a).
32.1		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates exhibit incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mohawk Industries, Inc.

Dated: February 26, 2010	By: /s/ JEFFREY S. LORBERBAUM

Jeffrey S. Lorberbaum, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 26, 2010	/s/ JEFFREY S. LORBERBAUM

Jeffrey S. Lorberbaum, Chairman and Chief Executive Officer (principal executive officer)

Dated: February 26, 2010	/s/ FRANK H. BOYKIN

Frank H. Boykin, Chief Financial Officer and Vice President-Finance (principal financial officer)

Dated: February 26, 2010	/s/ JAMES F. BRUNK

James F. Brunk, Vice President and Corporate Controller (principal accounting officer)

Dated: February 26, 2010	/s/ PHYLLIS O. BONANNO

Phyllis O. Bonanno, Director

Dated: February 26, 2010	/s/ BRUCE C. BRUCKMANN

Bruce C. Bruckmann, Director

Dated: February 26, 2010	/s/ FRANS DE COCK

Frans De Cock, Director

Dated: February 26, 2010	/s/ JOHN F. FIEDLER

John F. Fiedler, Director

Dated: February 26, 2010	/s/ DAVID L. KOLB

David L. Kolb, Director

Dated: February 26, 2010	/s/ LARRY W. MCCURDY

Larry W. McCurdy, Director

Dated: February 26, 2010	/s/ ROBERT N. POKELWALDT

Robert N. Pokelwaldt, Director

Dated: February 26, 2010	/s/ JOSEPH A. ONORATO

Joseph A. Onorato, Director

Dated: February 26, 2010	/s/ W. CHRISTOPHER WELLBORN

W. Christopher Wellborn, Director