Form 10-Q
period 2010-04-03
MOHAWK INDUSTRIES INC
filed 2010-05-03
CIK 851968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[Mark One]

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of the issuer’s classes of common stock as of April 28, 2010, the latest practicable date, is as follows: 68,572,805 shares of Common Stock, $.01 par value.

MOHAWK INDUSTRIES, INC.
INDEX

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
(In thousands)
(Unaudited)

	April 3, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$452,335	531,458
Receivables, net	788,124	673,931
Inventories	932,785	892,981
Prepaid expenses	109,968	108,947
Deferred income taxes	136,515	130,990
Other current assets	23,731	20,693

Total current assets	2,443,458	2,359,000

Property, plant and equipment, at cost	3,427,243	3,469,525
Less accumulated depreciation and amortization	1,708,192	1,678,113

Net property, plant and equipment	1,719,051	1,791,412
Goodwill	1,377,518	1,411,128
Tradenames	460,925	477,607
Other intangible assets, net	275,428	307,735
Deferred income taxes and other non-current assets	42,520	44,564

	$6,318,900	6,391,446

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
(In thousands, except per share data)
(Unaudited)

	April 3, 2010	December 31, 2009
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$551,426	52,907
Accounts payable and accrued expenses	859,690	831,115

Total current liabilities	1,411,116	884,022
Deferred income taxes	353,766	370,903
Long-term debt, less current portion	1,303,437	1,801,572
Other long-term liabilities	99,092	100,667

Total liabilities	3,167,411	3,157,164

Commitments and contingencies (Notes 12 and 14) Equity:
Preferred stock, $.01 par value; 60 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 150,000 shares authorized; 79,603 and 79,518 shares issued in 2010 and 2009, respectively	796	795
Additional paid-in capital	1,228,006	1,227,856
Retained earnings	2,019,154	1,998,616
Accumulated other comprehensive income, net	196,930	296,917

	3,444,886	3,524,184
Less treasury stock at cost; 11,031 and 11,034 shares in 2010 and 2009, respectively	323,263	323,361

Total Mohawk Industries, Inc. stockholders’ equity	3,121,623	3,200,823
Noncontrolling interest	29,866	33,459

Total equity	3,151,489	3,234,282

	$6,318,900	6,391,446

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	April 3, 2010	March 28, 2009
Net sales	$1,347,236	1,208,339
Cost of sales	1,005,990	1,054,650

Gross profit	341,246	153,689
Selling, general and administrative expenses	287,625	299,573

Operating income (loss)	53,621	(145,884)

Other expense (income):
Interest expense	33,908	30,184
Other expense	162	6,199
Other income	(4,693)	(4,562)

	29,377	31,821

Earnings (loss) before income taxes	24,244	(177,705)
Income taxes expense (benefit)	2,974	(72,796)

Net earnings (loss)	21,270	(104,909)
Less: Net earnings attributable to the noncontrolling interest	732	978

Net earnings (loss) attributable to Mohawk Industries, Inc.	$20,538	(105,887)

Basic earnings (loss) per share attributable to Mohawk Industries, Inc.	$0.30	(1.55)

Weighted-average common shares outstanding — basic	68,523	68,433

Diluted earnings (loss) per share attributable to Mohawk Industries, Inc.	$0.30	(1.55)

Weighted-average common shares outstanding — diluted	68,730	68,433

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	April 3, 2010	March 28, 2009
Cash flows from operating activities:
Net earnings (loss)	$21,270	(104,909)
Adjustments to reconcile net earnings (loss) to net cash (used in) provided by operating activities:
Restructuring	4,004	3,857
Depreciation and amortization	76,798	67,680
Deferred income taxes	(5,675)	(55,026)
Loss on disposal of property, plant and equipment	337	522
Excess tax benefit from stock-based compensation	(28)	(3)
Stock-based compensation expense	1,858	2,519
Changes in operating assets and liabilities:
Receivables	(116,010)	(95,522)
Inventories	(44,096)	173,122
Accounts payable and accrued expenses	19,644	45,591
Other assets and prepaid expenses	(2,844)	(1,674)
Other liabilities	(1,450)	1,762

Net cash (used in) provided by operating activities	(46,192)	37,919

Cash flows from investing activities:
Additions to property, plant and equipment	(23,309)	(27,093)

Net cash used in investing activities	(23,309)	(27,093)

Cash flows from financing activities:
Payments on revolving line of credit	—	(256,557)
Proceeds from revolving line of credit	—	242,354
Net change in asset securitization borrowings	—	30,000
Borrowings on term loan and other debt	496	11,046
Distribution to noncontrolling interest	(2,071)	—
Excess tax benefit from stock-based compensation	28	3
Change in outstanding checks in excess of cash	(889)	7,123
Proceeds from stock transactions	394	9

Net cash (used in) provided by financing activities	(2,042)	33,978

Effect of exchange rate changes on cash and cash equivalents	(7,580)	(1,771)

Net change in cash and cash equivalents	(79,123)	43,033
Cash and cash equivalents, beginning of year	531,458	93,519

Cash and cash equivalents, end of period	$452,335	136,552

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
1. Interim reporting
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto, and the Company’s description of critical accounting policies, included in the Company’s 2009 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.
2. New pronouncements
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Codification topic 860 (“ASC 860”), formerly Statement of Financial Accounting Standards (“SFAS”) No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140”. ASC 860 seeks to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. Specifically, ASC 860 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. ASC 860 is effective for annual and quarterly reporting periods that begin after November 15, 2009. The Company’s adoption of ASC 860 on January 1, 2010 did not have a material impact on the Company’s consolidated financial statements.
     In June 2009, FASB issued ASC 810, formerly SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”. ASC 810 amends FASB Interpretation No. 46(R), “Variable Interest Entities”, for determining whether an entity is a variable interest entity (“VIE”) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Under ASC 810, an enterprise has a controlling financial interest when it has a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. ASC 810 also requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. ASC 810 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. ASC 810 is effective for annual and quarterly reporting periods that begin after November 15, 2009. The Company’s adoption of ASC 810 on January 1, 2010 did not have a material impact on the Company’s consolidated financial statements.
3. Receivables, net
     Receivables, net are as follows:

	April 3, 2010	December 31, 2009
Customers, trade	$752,059	633,571
Income tax receivable	79,887	72,515
Other	19,774	30,654

	851,720	736,740

Less allowance for discounts, returns, claims and doubtful accounts	63,596	62,809

Receivables, net	$788,124	673,931

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
4. Inventories
     The components of inventories are as follows:

	April 3, 2010	December 31, 2009
Finished goods	$574,567	559,339
Work in process	83,556	84,414
Raw materials	274,662	249,227

Total inventories	$932,785	892,981

5. Goodwill and intangible assets
     The components of goodwill and other intangible assets are as follows:

	Mohawk	Dal-Tile	Unilin	Total
Balances as of December 31, 2009
Goodwill	$199,132	1,186,913	1,352,508	2,738,553
Accumulated impairments losses	(199,132)	(531,930)	(596,363)	(1,327,425)

	—	654,983	756,145	1,411,128

Goodwill recognized during the period	—	—	141	141
Currency translation during the period	—	—	(33,751)	(33,751)
Balances as of April 3, 2010
Goodwill	199,132	1,186,913	1,318,898	2,704,943
Accumulated impairments losses	(199,132)	(531,930)	(596,363)	(1,327,425)

	$—	654,983	722,535	1,377,518

     Intangible assets:
     Indefinite life assets not subject to amortization:

Tradenames
Balance as of December 31, 2009	$477,607
Currency translation during the period	(16,682)

Balance as of April 3, 2010	$460,925

     Intangible assets subject to amortization:

	Customer
	relationships	Patents	Other	Total
Balance as of December 31, 2009	$159,302	147,008	1,425	307,735
Amortization during the period	(11,889)	(6,299)	(30)	(18,218)
Currency translation during the period	(5,568)	(8,496)	(25)	(14,089)

Balance as of April 3, 2010	$141,845	132,213	1,370	275,428

     Amortization expense:

	Three Months Ended
	April 3, 2010	March 28, 2009
Amortization expense	$18,218	16,961

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
6. Accounts payable and accrued expenses
     Accounts payable and accrued expenses are as follows:

	April 3, 2010	December 31, 2009
Outstanding checks in excess of cash	$17,011	17,900
Accounts payable, trade	383,006	335,401
Accrued expenses	166,963	169,730
Product warranties	53,450	66,545
Accrued interest	36,419	52,743
Income taxes payable	93,900	85,699
Deferred tax liability	3,649	2,836
Accrued compensation and benefits	105,292	100,261

Total accounts payable and accrued expenses	$859,690	831,115

7. Product warranties
     The Company warrants certain qualitative attributes of its products for up to 50 years. The Company records a provision for estimated warranty and related costs in accrued expenses, based on historical experience and periodically adjusts these provisions to reflect actual experience.
     The provision for warranty obligations is as follows:

	Three Months Ended
	April 3, 2010	March 28, 2009
Balance at beginning of year	$66,545	56,460
Warranty claims paid during the period	(24,373)	(30,713)
Pre-existing warranty accrual adjustment during the period (1)	—	110,224
Warranty expense during the period	11,278	11,274

Balance at end of period	$53,450	147,245

(1)	The adjustment to warranty accruals in 2009 relates to an increased number of warranty claims related to the performance of commercial carpet tiles that used a newer carpet backing technology. The Company discontinued sales of carpet tiles using this backing technology in 2009.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
8. Comprehensive loss
     Comprehensive loss is as follows:

	Three Months Ended
	April 3, 2010	March 28, 2009
Net earnings (loss)	$21,270	(104,909)
Other comprehensive loss:
Foreign currency translation	(99,987)	(90,887)
Unrealized loss on derivative instruments, net of income taxes	—	(228)

Comprehensive loss	(78,717)	(196,024)

Comprehensive income attributable to the noncontrolling interest	(732)	(978)

Comprehensive loss attributable to Mohawk Industries, Inc.	$(79,449)	(197,002)

9. Stock-based compensation
     The Company accounts for its stock-based compensation plans in accordance with ASC 718-10, formerly SFAS No. 123R, “Share-Based Payment”. Under ASC 718-10, all stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense in the statement of earnings over the requisite service period.
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
     The Company granted 40 and 76 options to employees at a weighted-average grant-date fair value of $19.10 and $9.17 per share for the three months ended April 3, 2010 and March 28, 2009, respectively. The Company recognized stock-based compensation costs related to stock options of $775 ($491 net of taxes) and $1,080 ($684 net of taxes) for the three months ended April 3, 2010 and March 28, 2009, respectively, which has been allocated to selling, general and administrative expenses. Pre-tax unrecognized compensation expense for stock options granted to employees and outside directors, net of estimated forfeitures, was $3,452 as of April 3, 2010, and will be recognized as expense over a weighted-average period of approximately 2.3 years.
     The fair value of the option award is estimated on the date of grant using the Black-Scholes-Merton valuation model. Expected volatility is based on the historical volatility of the Company’s common stock. The Company uses historical data to estimate option exercise and forfeiture rates within the valuation model.
     The Company granted 89 and 114 RSU’s at a weighted-average grant-date fair value of $46.94 and $29.34 per unit for the three months ended April 3, 2010 and March 28, 2009, respectively. The Company recognized stock-based compensation costs related to the issuance of RSU’s of $1,052 ($666 net of taxes) and $1,373 ($870 net of taxes) for the three months ended April 3, 2010 and March 28, 2009, respectively, which has been allocated to selling, general and administrative expenses. Pre-tax unrecognized compensation expense for unvested RSU’s granted to employees, net of estimated forfeitures, was $9,939 as of April 3, 2010, and will be recognized as expense over a weighted-average period of approximately 3.7 years.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
     The Company granted five restricted stock awards for the three months ended April 3, 2010. Compensation expense for restricted stock awards for the three months ended April 3, 2010 and March 28, 2009, respectively, was not significant.
10. Earnings (loss) per share
     The Company applies the provisions of ASC 260-10, formerly SFAS No. 128, “Earnings per Share”, which requires companies to present basic earnings (loss) per share (“EPS”) and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings (loss) of the Company, if dilutive.
     Common stock options and RSU’s are included in the diluted EPS calculation using the treasury stock method, if dilutive. Excluded from the computation of diluted EPS for the three months ended April 3, 2010 are stock options to purchase common shares and RSU’s of 1,957. For the three months ended March 28, 2009, all outstanding common stock options to purchase common shares and RSU’s were excluded from the calculation of diluted loss per share because their effect on loss per common share was anti-dilutive.

	Three Months Ended
	April 3, 2010	March 28, 2009
Net earnings (loss) attributable to Mohawk Industries, Inc.	$20,538	(105,887)

Weighted-average common shares outstanding-basic and diluted:
Weighted-average common shares outstanding — basic	68,523	68,433
Add weighted-average dilutive potential common shares - options and RSU’s to purchase common shares, net	207	—

Weighted-average common shares outstanding-diluted	68,730	68,433

Basic earnings (loss) per share attributable to Mohawk Industries, Inc.	$0.30	(1.55)

Diluted earnings (loss) per share attributable to Mohawk Industries, Inc.	$0.30	(1.55)

11. Segment reporting
     The Company has three reporting segments, the Mohawk segment, the Dal-Tile segment and the Unilin segment. The Mohawk segment manufactures, markets and distributes its product lines primarily in North America, which include carpet, rugs, pad, ceramic tile, hardwood, resilient and laminate, through its network of regional distribution centers and satellite warehouses using company-operated trucks, common carrier or rail transportation. The segment’s product lines are sold through various selling channels, which include floor covering retailers, home centers, mass merchandisers, department stores, independent distributors, commercial dealers and commercial end users. The Dal-Tile segment manufactures, markets and distributes its product lines primarily in North America, which include ceramic tile, porcelain tile and stone products, through its network of regional distribution centers and company-operated sales service centers using company-operated trucks, common carriers or rail transportation. The segment’s product lines are purchased by floor covering retailers, home centers, independent distributors, tile specialty dealers, tile contractors, and commercial end users. The Unilin segment manufactures, markets and distributes its product lines primarily in North America and Europe, which include laminate flooring, wood flooring, roofing systems, insulation panels and other wood products through various selling channels, which include retailers, home centers and independent distributors.

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
     Segment information is as follows:

	Three Months Ended
	April 3, 2010	March 28, 2009
Net sales:
Mohawk	$716,583	594,331
Dal-Tile	341,396	358,478
Unilin	305,880	268,466
Intersegment sales	(16,623)	(12,936)

	$1,347,236	1,208,339

Operating income (loss):
Mohawk	$16,628	(179,055)
Dal-Tile	15,395	21,129
Unilin	26,458	14,552
Corporate and eliminations	(4,860)	(2,510)

	$53,621	(145,884)

	April 3, 2010	December 31, 2009
Assets:
Mohawk	$1,673,264	1,582,652
Dal-Tile	1,568,605	1,546,393
Unilin	2,525,731	2,598,182
Corporate and intersegment eliminations	551,300	664,219

	$6,318,900	6,391,446

12. Commitments, contingencies and other
     The Company is involved in litigation from time to time in the regular course of its business. Except as noted below there are no material legal proceedings pending or known by the Company to be contemplated to which the Company is a party or to which any of its property is subject.
     In Shirley Williams et al. v. Mohawk Industries, Inc., four plaintiffs filed a putative class action lawsuit in January 2004 in the United States District Court for the Northern District of Georgia (Rome Division), alleging that they are former and current employees of the Company and that the actions and conduct of the Company, including the employment of persons who are not authorized to work in the United States, have damaged them and the other members of the putative class by suppressing the wages of the Company’s hourly employees in Georgia. The plaintiffs seek a variety of relief, including (a) treble damages; (b) return of any allegedly unlawful profits; and (c) attorney’s fees and costs of litigation. In February 2004, the Company filed a Motion to Dismiss the Complaint, which was denied by the District Court in April 2004. Following appellate review of this decision, the case was returned to the District Court for further proceedings. On December 18, 2007, the plaintiffs filed a motion for class certification. On March 3, 2008, the District Court denied the plaintiffs’ motion for class certification. Following appellate review of the decision, the case was returned to the District Court on the class certification issue. In April 2010, the plaintiffs, the Company and the Company’s insurance carrier agreed to settle the litigation and the District Court preliminarily approved the settlement. The Company previously reserved for its portion of the settlement. The claims process is expected to begin in May 2010, and the insurance carrier will have an option to terminate the settlement if claims are

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
filed by the majority of claimants. Following the claims process, the settlement is further subject to District Court approval.
     The Company believes that adequate provisions for resolution of all contingencies, claims and pending litigation have been made for probable losses and that the ultimate outcome of these actions will not have a material adverse effect on its financial condition but could have a material adverse effect on its results of operations in a given quarter or year.
     The Company recorded pre-tax business restructuring charges of $4,004 for the first quarter of 2010, of which $3,857 was recorded as cost of sales and $147 was recorded as selling, general and administrative expenses. The Company recorded pre-tax business restructuring charges of $3,857 for the quarter ended March 28, 2009, which was recorded as cost of sales. The charges primarily relate to the Company’s actions taken to lower its cost structure and improve the efficiency of its manufacturing and distribution operations as the Company adjusts to current economic conditions.
     The restructuring activity for the first quarter of 2010 is as follows:

			Other
	Lease		restructuring
	impairments	Severance	costs	Total
Balance as of December 31, 2009	$21,073	7,824	3,001	31,898
Provisions:
Mohawk segment	—	—	3,229	3,229
Dal-Tile segment	—	—	—	—
Unilin segment	—	775	—	775
Cash payments	(2,573)	(2,817)	(2,331)	(7,721)

Balance as of April 3, 2010	$18,500	5,782	3,899	28,181

     The Company expects the remaining severance costs, lease impairments and other restructuring costs to be paid over the next one to six years.
13. Income taxes
     In accordance with ASC 270-10, formerly Accounting Principles Board Opinion No. 28, “Interim Financial Reporting”, and ASC 740-270, formerly FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods — an interpretation of APB Opinion No. 28”, at the end of each interim period, the Company is required to determine its estimated annual effective tax rate and then apply that rate in providing for income taxes on an interim period. However, in certain circumstances where the Company is unable to make a reliable estimate of the annual effective tax rate, ASC 740-270 allows the actual effective tax rate for the interim period to be used. For the three months ended April 3, 2010, the Company estimated its annual effective tax rate and applied that rate in providing for income taxes. For the three months ended March 28, 2009, the Company calculated and used its actual effective tax rate because the Company was unable to reasonably estimate its annual effective tax rate due to fluctuations in its annual pre-tax income and loss between quarters, including the effects caused by multiple taxing jurisdictions.
14. Debt
     On September 2, 2009, the Company entered into a $600,000 four-year, senior, secured revolving credit facility (the “ABL Facility”) in connection with the replacement of the Company’s then-existing senior, unsecured, revolving credit facility (the “Senior Unsecured Facility”). At the time of its termination, the Senior Unsecured Facility consisted of a $650,000 revolving credit facility, which was to mature on October 28, 2010. The ABL Facility provides for a maximum of $600,000 of revolving credit, subject to borrowing

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
base availability, including limited amounts of credit in the form of letters of credit and swingline loans. The borrowing base is equal to specified percentages of eligible accounts receivable and inventories of the borrowers under the ABL Facility, which are subject to seasonal variations, less reserves established in good faith by the Administrative Agent under the ABL Facility. All obligations under the ABL Facility, and the guarantees of those obligations, are secured by a security interest in certain accounts receivable, inventories, certain deposit and securities accounts, tax refunds and other personal property (excluding intellectual property) directly relating to, or arising from, and proceeds of any of the foregoing.
     The ABL Facility is scheduled to mature on September 2, 2013 but the maturity date will accelerate, including the acceleration of any unamortized deferred financing costs, to: (i) October 15, 2010 if the Company’s outstanding 5.75% senior notes due January 15, 2011 have not been repaid, refinanced, defeased or adequately reserved for by the Company, as reasonably determined by the Administrative Agent, prior to October 15, 2010, and (ii) January 15, 2012, if the Company’s outstanding 7.20% senior notes due April 15, 2012 have not been repaid, refinanced, defeased or adequately reserved for by the Company, as reasonably determined by the Administrative Agent, prior to January 15, 2012. The Company can make adequate reserves for such senior notes with unrestricted cash on hand and unutilized borrowing availability under the ABL Facility. The Company believes cash and cash equivalents and availability under the ABL Facility will be sufficient to satisfy the October 15, 2010 requirements of the ABL Facility, although there can be no assurances that the Company will have adequate reserves as defined in the ABL Facility.
     At the Company’s election, revolving loans under the ABL Facility bear interest at annual rates equal to either (a) LIBOR for 1, 2, 3 or 6 month periods, as selected by the Company, plus an applicable margin ranging between 3.75% and 4.25%, or (b) the higher of the prime rate, the Federal Funds rate plus 0.5%, or a daily LIBOR rate, plus an applicable margin ranging between 2.25% and 2.75%. The Company also pays a commitment fee to the lenders under the ABL Facility on the average amount by which the aggregate commitments of the lenders’ exceed utilization of the ABL Facility equal to 1.00% per annum during any quarter that this excess is 50% or more and 0.75% per annum during any quarter that this excess is less than 50%.
     The ABL Facility includes certain affirmative and negative covenants that impose restrictions on the Company’s financial and business operations, including limitations on debt, liens, investments, fundamental changes, asset dispositions, dividends and other similar restricted payments, transactions with affiliates, payments and modifications of certain existing debt, future negative pledges, and changes in the nature of the Company’s business. Many of these limitations are subject to numerous exceptions. The Company is also required to maintain a fixed charge coverage ratio of 1.1 to 1.0 during any period that the unutilized amount available under the ABL Facility is less than 15% of the amount available under the ABL Facility.
     As of April 3, 2010, the amount considered used under the ABL Facility was $112,511 resulting in a total of $487,489 available under the ABL Facility. The amount used under the ABL Facility is composed of $53,542 of standby letters of credit guaranteeing the Company’s industrial revenue bonds and $58,969 of standby letters of credit related to various insurance contracts and foreign vendor commitments.
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
     In 2002, the Company issued $400,000 aggregate principal amount of its senior 7.20% notes due 2012.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
     ASC 825-10, formerly the FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments”, requires disclosures about fair value of financial instruments in interim reporting periods of publicly-traded companies.
     The fair value and carrying value of our debt instruments are detailed as follows:

	April 3, 2010		December 31, 2009
		Carrying		Carrying
	Fair Value	Value	Fair Value	Value

5.75% notes, payable January 15, 2011 interest payable semiannually	$516,177	498,240	508,703	498,240

7.20% senior notes, payable April 15, 2012 interest payable semiannually	428,000	400,000	418,400	400,000

6.125% notes, payable January 15, 2016 interest payable semiannually	927,000	900,000	891,900	900,000

Industrial revenue bonds, capital leases and other	56,623	56,623	56,239	56,239

Total long-term debt	1,927,800	1,854,863	1,875,242	1,854,479
Less current portion	569,363	551,426	52,907	52,907

Long-term debt, less current portion	$1,358,437	1,303,437	1,822,335	1,801,572

     The fair values of the Company’s debt instruments were estimated using market observable inputs, including quoted prices in active markets, market indices and interest rate measurements. Within the hierarchy of fair value measurements, these are Level 2 fair values.
15. Subsequent event
     On April 12, 2010, subsequent to the balance sheet date, the Company purchased for cash approximately $200,000 aggregate principal amount of its outstanding 5.75% senior notes due January 15, 2011, at a price equal to 103.5% of the principal amount, which resulted in a premium to tendering noteholders of approximately $7,000.

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
     The U.S. floor covering industry experienced declining demand beginning in the fourth quarter of 2006 which worsened considerably during the later parts of 2008 and continued to decline throughout 2009. Overall economic conditions have recently improved with the housing and flooring product industries stabilizing. The Company believes it is well-positioned to take advantage of the economic recovery.
     The Company has three reporting segments, the Mohawk segment, the Dal-Tile segment and the Unilin segment. The Mohawk segment manufactures, markets and distributes its product lines primarily in North America, which include carpet, rugs, pad, ceramic tile, hardwood, resilient and laminate, through its network of regional distribution centers and satellite warehouses using company-operated trucks, common carrier or rail transportation. The segment’s product lines are sold through various selling channels, which include floor covering retailers, home centers, mass merchandisers, department stores, independent distributors, commercial dealers and commercial end users. The Dal-Tile segment manufactures, markets and distributes its product lines primarily in North America, which include ceramic tile, porcelain tile and stone products, through its network of regional distribution centers and company-operated sales service centers using company-operated trucks, common carriers or rail transportation. The segment’s product lines are purchased by floor covering retailers, home centers, independent distributors, tile specialty dealers, tile contractors, and commercial end users. The Unilin segment manufactures, markets and distributes its product lines primarily in North America and Europe, which include laminate flooring, wood flooring, roofing systems and other wood products through various selling channels, which include retailers, home centers and independent distributors.
     The Company reported net income of $20.5 million or diluted earnings per share of $0.30 for the first quarter of 2010, compared to the net loss of $105.9 million or diluted loss per share of $1.55 for the first quarter of 2009. The change in earnings per share resulted primarily from the pre-tax $110.2 million carpet sales allowance and a $12.4 million inventory write-off recognized in the first quarter of 2009. During 2009, the Company recognized an increased number of warranty claims related to the performance of commercial carpet tiles that used a newer carpet backing technology. The Company discontinued sales of carpet tiles using this backing technology in 2009. The amounts recorded reflect the Company’s best estimate but the actual amount of total claims and related costs could vary from such estimate. The Company now manufactures these types of commercial carpet tiles with a different backing technology that has been used for many years by the Company.
     For the three months ended April 3, 2010, the Company used $46.2 million of operating cash flow to fund working capital. As of April 3, 2010, the Company had cash and cash equivalents of $452.3 million. On April 12, 2010, subsequent to the balance sheet date, the Company purchased for cash approximately $200 million aggregate principal amount of its outstanding 5.75% senior notes due January 15, 2011, at a price equal to 103.5% of the principal amount, which resulted in a premium to tendering noteholders of approximately $7 million. The debt extinguishment will result in a decrease in interest expense of approximately $10 million over the remaining term of the notes.

Results of Operations
Quarter Ended April 3, 2010, as Compared with Quarter Ended March 28, 2009
Net Sales
     Net sales for the quarter ended April 3, 2010 were $1,347.2 million, reflecting an increase of $138.9 million, or 11.5%, from the $1,208.3 million reported for the quarter ended March 28, 2009. Included in net sales for the first quarter of 2009 is a carpet sales allowance of $110.2 million. For the first quarter of 2010, sales increased approximately $89 million due to additional shipping days as compared to 2009 and by approximately $16 million due to favorable foreign exchange rates. This increase was partially offset by the net effect of price and product mix of approximately $48 million, as customers traded down to lower priced products and selling prices on commoditized products compressed, and lower sales volume of approximately $29 million primarily related to continued weakness in the commercial real estate market.
     Mohawk Segment - Net sales increased $122.3 million, or 20.6%, to $716.6 million in the current quarter compared to $594.3 million in the first quarter of 2009. Included in net sales for the first quarter of 2009 is a carpet sales allowance of $110.2 million. For the first quarter of 2010, sales increased approximately $45 million due to additional shipping days as compared to 2009, partially offset by lower sales volume of approximately $22 million primarily related to continued weakness in the commercial real estate market and by approximately $11 million due to the net effect of price and product mix, as customers traded down to lower priced products and selling prices on commoditized products compressed.
     Dal-Tile Segment - Net sales decreased $17.1 million, or 4.8%, to $341.4 million in the current quarter compared to $358.5 million in the first quarter of 2009. The decrease was primarily driven by the net effect of price and product mix of approximately $23 million, as customers traded down to lower priced products and a decrease in sales volume of approximately $20 million primarily related to continued weakness in the commercial real estate market, partially offset by a net increase of approximately $21 million in sales volume due to additional shipping days as compared to 2009 and by approximately $4 million due to favorable foreign exchange rates.
     Unilin Segment - Net sales increased $37.4 million, or 13.9%, to $305.9 million in the current quarter compared to $268.5 million in the first quarter of 2009. The increase was driven by higher sales volume of approximately $23 million due to additional shipping days as compared to 2009 and by approximately $12 million due to favorable foreign exchange rates.
Gross profit
     Gross profit for the first quarter of 2010 was $341.2 million (25.3% of net sales) and represented an increase of $187.6 million compared to gross profit of $153.7 million (12.7% of net sales) for the prior year’s first quarter. Gross profit for the first quarter of 2009 includes a carpet sales allowance of $110.2 million and inventory write-off of $12.4 million and the unfavorable impact of higher raw material costs flowing through cost of sales of approximately $62 million. The increase in gross profit percentage is primarily attributable to the 2009 carpet sales allowance and inventory write-off and lower manufacturing costs in the first quarter of 2010.
Selling, general and administrative expenses
     Selling, general and administrative expenses for the first quarter of 2010 were $287.6 million (21.3% of net sales), reflecting a decrease of $11.9 million, or 4.0%, compared to $299.6 million (24.8% of net sales) for the prior year’s first quarter. The decrease in selling, general and administrative expenses is primarily driven by various 2009 restructuring actions and cost savings initiatives implemented by the Company, including distribution facility consolidations, workforce reductions and productivity improvements, to reduce fixed cost expenses to better align such expenses with the Company’s current sales volumes.

Operating income
     Operating income for the first quarter of 2010 was $53.6 million (4.0% of net sales) reflecting a $199.5 million increase compared to an operating loss of $145.9 million in the first quarter of 2009. Operating loss for the first quarter of 2009 includes a carpet sales allowance and inventory write-off of $122.6 million and the unfavorable impact of higher raw material costs flowing through cost of sales of approximately $62 million. For the first quarter of 2010, operating income increased by approximately $32 million due to lower manufacturing and selling, general and administrative costs, primarily related to 2009 restructuring actions and cost savings initiatives, and by approximately $14 million due to higher sales volume, partially offset by the net effect of price and product mix of approximately $32 million.
     Mohawk Segment - Operating income was $16.6 million (2.3% of segment net sales) in the first quarter of 2010 reflecting an increase of $195.7 million compared to operating loss of $179.1 million in the first quarter of 2009. Operating loss for the first quarter of 2009 includes a carpet sales allowance and inventory write-off of $122.6 million and the unfavorable impact of higher raw material costs flowing through cost of sales of approximately $62 million. For the first quarter of 2010, operating income increased by approximately $18 million due to lower manufacturing and selling, general and administrative costs, primarily related to 2009 restructuring actions and cost savings initiatives, partially offset by the net effect of price and product mix of approximately $8 million.
     Dal-Tile Segment - Operating income was $15.4 million (4.5% of segment net sales) in the first quarter of 2010 reflecting a decrease of $5.7 million compared to operating income of $21.1 million (5.9% of segment net sales) for the first quarter of 2009. The decrease was primarily driven by the net effect of price and product mix of approximately $10 million, partially offset by lower manufacturing and selling, general and administrative costs of approximately $4 million, primarily related to 2009 restructuring actions and cost savings initiatives.
     Unilin Segment - Operating income was $26.5 million (8.6% of segment net sales) in the first quarter of 2010 reflecting an increase of $11.9 million compared to operating income of $14.6 million (5.4% of segment net sales) for the first quarter of 2009. The increase was primarily driven by lower manufacturing and selling, general and administrative costs of approximately $13 million, primarily related to 2009 restructuring actions and cost savings initiatives, higher sales volume of approximately $9 million and a $3 million decrease in restructuring costs, partially offset by the net effect of price and product mix of approximately $14 million.
Interest expense
     Interest expense for the first quarter of 2010 was $33.9 million compared to $30.2 million in the first quarter of 2009. The increase in interest expense was directly related to higher costs on the Company’s revolving credit facilities and higher interest rates on the Company’s notes.
Income tax expense
     For the three months ended April 3, 2010, the Company recorded income tax expense of $3.0 million on earnings before income taxes of $24.2 million for an effective tax rate of 12.3%, as compared to an income tax benefit of $72.8 million on loss before income taxes of $177.7 million for an effective tax rate of 41.0% for the same period in 2009. The difference in the effective tax rate for the comparative periods is due to a change in geographical income for the current period and for the prior period. For the three months ended April 3, 2010, the Company estimated its annual effective tax rate and applied that rate in providing for income taxes. For the three months ended March 28, 2009, the Company calculated and used its actual effective tax rate because the Company was unable to reasonably estimate its annual effective tax rate due to fluctuations in its annual pre-tax income and loss between quarters, including the effects caused by multiple taxing jurisdictions.
     The Company applied the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification topic 270-10 (“ASC 270-10”), formerly Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting” and ASC 740-270, formerly FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods — an interpretation of APB Opinion No. 28”, which requires, at the end of each interim period, the Company to determine an estimate of its annual effective tax rate and then apply that rate in providing for income taxes on an interim period. However, in certain circumstances where the

Company is unable to make a reliable estimate of the annual effective tax rate, ASC 740-270 allows the actual effective tax rate for the interim period to be used.
Liquidity and Capital Resources
     The Company’s primary capital requirements are for working capital, capital expenditures and acquisitions. The Company’s capital needs are met primarily through a combination of internally generated funds, bank credit lines, term and senior notes and credit terms from suppliers.
     Cash flows used in operations for the first quarter of 2010 were $46.2 million compared to cash flows provided by operations of $37.9 million in the first quarter of 2009. The decrease in operating cash flows for 2010 as compared to 2009 is primarily attributable to higher working capital requirements as the Company’s inventory levels stabilize to meet current market conditions and the impact of higher raw material costs on inventory in the first quarter of 2010.
     Net cash used in investing activities for the first quarter of 2010 was $23.3 million compared to $27.1 million in the first quarter of 2009. The decrease is due to lower capital spending as the Company continues to manage capital expenditures. Capital spending during the remainder of 2010, excluding acquisitions, is expected to range from $135 million to $160 million and is intended to be used primarily to purchase equipment and to streamline manufacturing capacity.
     Net cash used in financing activities for the first quarter of 2010 was $2.0 million compared to net cash provided by financing activities of $34.0 million in the first quarter of 2009. The change in cash used in financing activities as compared to the first quarter of 2009 is primarily attributable to the Company funding working capital requirements through available cash.
     On September 2, 2009, the Company entered into a $600.0 million four-year, senior, secured revolving credit facility (the “ABL Facility”) in connection with the replacement of the Company’s then-existing senior, unsecured, revolving credit facility (the “Senior Unsecured Facility”). At the time of its termination, the Senior Unsecured Facility consisted of a $650.0 million revolving credit facility, which was to mature on October 28, 2010. The ABL Facility provides for a maximum of $600.0 million of revolving credit, subject to borrowing base availability, including limited amounts of credit in the form of letters of credit and swingline loans. The borrowing base is equal to specified percentages of eligible accounts receivable and inventories of the borrowers under the ABL Facility, which are subject to seasonal variations, less reserves established in good faith by the Administrative Agent under the ABL Facility. All obligations under the ABL Facility, and the guarantees of those obligations, are secured by a security interest in certain accounts receivable, inventories, certain deposit and securities accounts, tax refunds and other personal property (excluding intellectual property) directly relating to, or arising from, and proceeds of any of the foregoing.
     At the Company’s election, revolving loans under the ABL Facility bear interest at annual rates equal to either (a) LIBOR for 1, 2, 3 or 6 month periods, as selected by the Company, plus an applicable margin ranging between 3.75% and 4.25%, or (b) the higher of the prime rate, the Federal Funds rate plus 0.5%, or a daily LIBOR rate, plus an applicable margin ranging between 2.25% and 2.75%. The Company also pays a commitment fee to the lenders under the ABL Facility on the average amount by which the aggregate commitments of the lenders’ exceed utilization of the ABL Facility equal to 1.00% per annum during any quarter that this excess is 50% or more and 0.75% per annum during any quarter that this excess is less than 50%.
     The ABL Facility includes certain affirmative and negative covenants that impose restrictions on the Company’s financial and business operations, including limitations on debt, liens, investments, fundamental changes, asset dispositions, dividends and other similar restricted payments, transactions with affiliates, payments and modifications of certain existing debt, future negative pledges, and changes in the nature of the Company’s business. Many of these limitations are subject to numerous exceptions. The Company is also required to maintain a fixed charge coverage ratio of 1.1 to 1.0 during any period that the unutilized amount available under the ABL Facility is less than 15% of the amount available under the ABL Facility.

     The ABL Facility is scheduled to mature on September 2, 2013 but the maturity date will accelerate, including the acceleration of any unamortized deferred financing costs, to: (i) October 15, 2010 if the Company’s outstanding 5.75% senior notes due January 15, 2011 have not been repaid, refinanced, defeased or adequately reserved for by the Company, as reasonably determined by the Administrative Agent, prior to October 15, 2010, and (ii) January 15, 2012, if the Company’s outstanding 7.20% senior notes due April 15, 2012 have not been repaid, refinanced, defeased or adequately reserved for by the Company, as reasonably determined by the Administrative Agent, prior to January 15, 2012. The Company can make adequate reserves for such senior notes with unrestricted cash on hand and unutilized borrowing availability under the ABL Facility. The Company believes cash and cash equivalents and availability under the ABL Facility will be sufficient to satisfy the October 15, 2010 requirements of the ABL Facility, although there can be no assurances that the Company will have adequate reserves as defined in the ABL Facility.
     As of April 3, 2010, the amount considered used under the ABL Facility was $112.5 million resulting in a total of $487.5 million available under the ABL Facility. The amount used under the ABL Facility is composed of $53.5 million standby letters of credit guaranteeing the Company’s industrial revenue bonds and $59.0 million of standby letters of credit related to various insurance contracts and foreign vendor commitments.
     On January 17, 2006, the Company issued $500.0 million aggregate principal amount of 5.75% notes due 2011 and $900.0 million aggregate principal amount of 6.125% notes due 2016. Interest payable on each series of the notes is subject to adjustment if either Moody’s Investors Service, Inc. (“Moody’s”) or Standard & Poor’s Ratings Services (“Standard & Poor’s”), or both, downgrades the rating assigned to the notes. Each rating agency downgrade results in a 0.25% increase in the interest rate, subject to a maximum increase of 1% per rating agency. If later the rating of these notes improves, then the interest rates would be reduced accordingly. Each 0.25% increase in the interest rate of these notes would increase the Company’s interest expense by approximately $3.5 million per year. Currently, the interest rates have been increased by an aggregate amount of 0.75% as a result of downgrades by Moody’s and Standard & Poor’s during 2009. These downgrades increase the Company’s interest expense by approximately $10.5 million per year and could adversely affect the cost of and ability to obtain additional credit in the future. Additional downgrades in the Company’s credit ratings could further increase the cost of its existing credit and adversely affect the cost of and ability to obtain additional credit in the future.
     On April 12, 2010, subsequent to the balance sheet date, the Company purchased for cash approximately $200 million aggregate principal amount of its outstanding 5.75% senior notes due January 15, 2011 at a price equal to 103.5% of the principal amount, which resulted in a premium to tendering noteholders of approximately $7 million. The debt extinguishment will result in a decrease in interest expense of approximately $10 million over the remaining term of the notes. In addition, the Company will accelerate the remaining deferred financing costs incurred in the original issuance of the notes that were purchased by the Company. The premium, accelerated deferred financing costs and any fees associated with the cash tender will be included in interest expense in the second quarter.
     In 2002, the Company issued $400.0 million aggregate principal amount of its senior 7.20% notes due 2012.
     As of April 3, 2010, the Company had invested cash of $357.7 million in money market AAA rated cash investments of which $227.9 million was in North America and $129.8 million was in Europe. The Company believes that its cash and cash equivalents on hand, cash generated from operations and availability under its ABL Facility will be sufficient to repay, defease or refinance its 5.75% senior notes due January 15, 2011 and meet its capital expenditures and working capital requirements over the next twelve months.
     The Company may from time to time seek to retire its outstanding debt through cash purchases in the open market, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amount involved may be material.

Contractual Obligations
     There have been no significant changes to the Company’s contractual obligations as disclosed in the Company’s 2009 Annual Report filed on Form 10-K.
Critical Accounting Policies and Estimates
     There have been no significant changes to the Company’s critical accounting policies and estimates during the period. The Company’s critical accounting policies and estimates are described in its 2009 Annual Report filed on Form 10-K.
Recent Accounting Pronouncements
     In June 2009, the FASB issued ASC 860, formerly SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140”. ASC 860 seeks to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. Specifically, ASC 860 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. ASC 860 is effective for annual and quarterly reporting periods that begin after November 15, 2009. The Company’s adoption of ASC 860 on January 1, 2010 did not have a material impact on the Company’s consolidated financial statements.
     In June 2009, FASB issued ASC 810, formerly SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”. ASC 810 amends FASB Interpretation No. 46(R), “Variable Interest Entities”, for determining whether an entity is a variable interest entity (“VIE”) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Under ASC 810, an enterprise has a controlling financial interest when it has a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. ASC 810 also requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. ASC 810 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. ASC 810 is effective for annual and quarterly reporting periods that begin after November 15, 2009. The Company’s adoption of ASC 810 on January 1, 2010 did not have a material impact on the Company’s consolidated financial statements.
Impact of Inflation
     Inflation affects the Company’s manufacturing costs, distribution costs and operating expenses. The carpet, tile and laminate industry experienced inflation in the prices of raw materials and fuel-related costs beginning in 2006, and the prices increased dramatically during the latter part of 2008, peaking in the second half of 2008. The Company expects raw material prices to continue to fluctuate based upon worldwide demand of commodities utilized in the Company’s production processes. In the past, the Company has generally been able to pass along these price increases to its customers and has been able to enhance productivity to help offset increases in costs resulting from inflation in its operations.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There have been no significant changes to the Company’s exposure to market risk as disclosed in the Company’s 2009 Annual Report filed on Form 10-K.
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
     In Shirley Williams et al. v. Mohawk Industries, Inc., four plaintiffs filed a putative class action lawsuit in January 2004 in the United States District Court for the Northern District of Georgia (Rome Division), alleging that they are former and current employees of the Company and that the actions and conduct of the Company, including the employment of persons who are not authorized to work in the United States, have damaged them and the other members of the putative class by suppressing the wages of the Company’s hourly employees in Georgia. The plaintiffs seek a variety of relief, including (a) treble damages; (b) return of any allegedly unlawful profits; and (c) attorney’s fees and costs of litigation. In February 2004, the Company filed a Motion to Dismiss the Complaint, which was denied by the District Court in April 2004. Following appellate review of this decision, the case was returned to the District Court for further proceedings. On December 18, 2007, the plaintiffs filed a motion for class certification. On March 3, 2008, the District Court denied the plaintiffs’ motion for class certification. Following appellate review of the decision, the case was returned to the District Court on the class certification issue. In April 2010, the plaintiffs, the Company and the Company’s insurance carrier agreed to settle the litigation and the District Court preliminarily approved the settlement. The Company previously reserved for its portion of the settlement. The claims process is expected to begin in May 2010, and the insurance carrier will have an option to terminate the settlement if claims are filed by the majority of claimants. Following the claims process, the settlement is further subject to District Court approval.
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
The floor covering industry is sensitive to changes in general economic conditions, such as consumer confidence and income, corporate and government spending, interest rate levels, availability of credit and demand for housing. The recent downturn in the U.S. and global economies, along with the residential and commercial markets in such economies, negatively impacted the floor covering industry and the Company’s business. While overall economic conditions and the housing and flooring industries have begun stabilizing, this improvement may be temporary and economic conditions may deteriorate in the foreseeable future. Further, significant or prolonged declines in such economies or in spending for replacement floor covering products or new construction activity could have a material adverse effect on the Company’s business.
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
     The floor covering industry is highly dependent on residential and commercial construction activity, including new construction, which is cyclical in nature and currently in a downturn. The recent downturn in the U.S. and global economies, along with the housing markets in such economies, negatively impacted the floor covering industry and the Company’s business. Although the impact of a decline in new construction activity is typically accompanied by an increase in remodeling and replacement activity, these activities have also lagged during the recent downturn. While overall economic conditions and the housing and flooring industries have begun stabilizing, this improvement may be temporary and economic conditions may deteriorate in the foreseeable future. A significant or prolonged decline in residential or commercial construction activity could have a material adverse effect on the Company’s business and results of operations.
Uncertainty in the credit market or downturns in the global economy and the Company’s business could affect the Company’s overall availability and cost of credit.
     Uncertainty in the credit markets could affect the overall availability and cost of credit. Despite recent improvement in overall economic conditions, the impact of the recent economic downturn on our ability to obtain financing, including any financing necessary to refinance our existing senior unsecured notes, in the future, and the cost and terms of it, remains uncertain. These and other economic factors could have a material adverse effect on demand for our products and on our financial condition and operating results. Further, these generally negative economic and business conditions may factor into our periodic credit ratings assessment by either or both Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services. The rating agency’s evaluation is based on a number of factors, which include scale and diversification, brand strength, profitability, leverage, liquidity and interest coverage. During 2009, our senior unsecured notes were downgraded by the rating agencies, which will increase the Company’s interest expense by approximately $10.5 million per year and could adversely affect the cost of and ability to obtain additional credit in the future. Additional downgrades in the Company’s credit ratings could further increase the cost of its existing credit and adversely affect the cost of and ability to obtain additional credit in the future, and the Company can provide no assurances that additional downgrades will not occur.
The Company has a significant level of short-term and other indebtedness that must be repaid or refinanced. In addition, if the Company were unable to meet certain covenants contained in the ABL Facility, it may be required to repay borrowings under the ABL Facility prior to their maturity and may lose access to the ABL Facility for additional borrowings that may be necessary to fund its operations.
     The Company’s outstanding 5.75% senior notes in the aggregate amount of approximately $300 million as of April 12, 2010, are due January 15, 2011. Additionally, the Company’s outstanding 7.20% senior notes in the aggregate amount of $400.0 million are due April 15, 2012. The ABL Facility is scheduled to mature on September 2, 2013 but the maturity date will accelerate, including the acceleration of any unamortized deferred financing costs, to: (i) October 15, 2010 if the Company’s outstanding 5.75% senior notes due January 15, 2011 have not been repaid, refinanced, defeased or adequately reserved for by the Company, as reasonably determined by the Administrative Agent, prior to October 15, 2010, and (ii) January 15, 2012, if the Company’s outstanding 7.20% senior notes due April 15, 2012 have not been repaid, refinanced, defeased or adequately reserved for by the Company, as reasonably determined by the Administrative Agent, prior to January 15, 2012. The Company can make adequate reserves for such senior notes with unrestricted cash on hand and unutilized borrowing availability under the ABL Facility. While the Company currently has sufficient cash and cash equivalents, availability under the ABL Facility and access to other financing sources, including public debt markets, to satisfy the October 15, 2010 requirements of the ABL Facility, there can be no assurances that other financing transactions will be completed by the relevant dates under the ABL Facility or the maturity dates of our senior notes.
     If the Company’s cash flow is worse than expected or the borrowing base on its ABL Facility declines, the Company may need to refinance all or a portion of its indebtedness in the public debt markets and may not be able to do so on terms acceptable to it, or at all. If the Company is unable to access debt markets at competitive rates or in sufficient amounts due to credit rating downgrades, market volatility, market disruption, or other factors, it could materially adversely affect the Company’s ability to repay its indebtedness and otherwise have a substantial adverse effect on the Company’s financial condition and results of operations.
     Additionally, the Company’s credit facilities require it to meet certain affirmative and negative covenants that impose restrictions on its financial and business operations, including limitations relating to debt, investments, asset dispositions and changes in the nature of its business. The Company is also required to maintain a fixed charge coverage ratio of 1.1 to 1.0 during any period that the unutilized amount available under the ABL Facility is less than 15% of the amount available under the ABL Facility. Failure to comply with these covenants could materially and adversely affect the Company’s ability to finance its operations or capital needs and to engage in other activities that may be in the Company’s best interest.
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
The Company has been, and in the future may be, subject to claims, liabilities, costs and other obligations under existing or new environmental, health and safety laws and regulations, which could be significant.
     The Company’s operations are subject to various environmental, health and safety laws and regulations, including those governing air emissions, wastewater discharges, and the use, storage, treatment, recycling and disposal of materials and finished product. The applicable requirements under these laws are subject to amendment, to the imposition of new or additional requirements and to changing interpretations of agencies or courts. The Company could incur material expenditures to comply with new or existing regulations, including fines and penalties and increased costs of its operations.
     The nature of the Company’s business and operations, including the potential discovery of presently unknown environmental conditions, exposes it to the risk of claims under environmental, health and safety laws and regulations. The Company could incur material costs or liabilities in connection with such claims.
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
     The Company’s stock is publicly traded. As a result, the Company is subject to the rules and regulations of federal and state agencies and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the Securities and Exchange Commission and New York Stock Exchange, frequently issue new requirements and regulations, such as the Sarbanes-Oxley Act of 2002. The Company’s efforts to comply with the regulations and interpretations have resulted in, and are likely to continue to result in, increased general and administrative costs and diversion of management’s time and attention from revenue generating activities to compliance activities.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. (Removed and Reserved)
     None.
Item 5. Other Information
     None.
Item 6. Exhibits

No.	Description
10.1	Loan and Security Agreement dated as of September 2, 2009 by and among Mohawk Industries, Inc. and certain of its Subsidiaries, as Borrowers, certain of its Subsidiaries, as Guarantors, the Lenders from time to time party thereto, Wachovia Bank, National Association, as Administrative Agent, and the other parties thereto.

31.1	Certification Pursuant to Rule 13a-14(a).

31.2	Certification Pursuant to Rule 13a-14(a).

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOHAWK INDUSTRIES, INC. (Registrant)
Dated: May 3, 2010	By:	/s/ Jeffrey S. Lorberbaum
JEFFREY S. LORBERBAUM
Chairman and Chief Executive Officer (principal executive officer)

Dated: May 3, 2010	By:	/s/ Frank H. Boykin
FRANK H. BOYKIN
Chief Financial Officer (principal financial officer)