Form 10-Q
period 2010-07-03
MOHAWK INDUSTRIES INC
filed 2010-08-06
CIK 851968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[Mark One]

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2010
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
Registrant’s telephone number, including area code: (706) 629-7721
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of the issuer’s classes of common stock as of August 2, 2010, the latest practicable date, is as follows: 68,592,126 shares of Common Stock, $.01 par value.

MOHAWK INDUSTRIES, INC.
INDEX

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
(In thousands)
(Unaudited)

	July 3, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$342,673	531,458
Receivables, net	703,458	673,931
Inventories	965,778	892,981
Prepaid expenses	118,096	108,947
Deferred income taxes	135,613	130,990
Other current assets	19,242	20,693

Total current assets	2,284,860	2,359,000

Property, plant and equipment, at cost	3,400,379	3,469,525
Less accumulated depreciation and amortization	1,746,218	1,678,113

Net property, plant and equipment	1,654,161	1,791,412
Goodwill	1,340,003	1,411,128
Tradenames	442,340	477,607
Other intangible assets, net	243,816	307,735
Deferred income taxes and other non-current assets	38,736	44,564

	$6,003,916	6,391,446

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
(In thousands, except per share data)
(Unaudited)

	July 3, 2010	December 31, 2009
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$351,307	52,907
Accounts payable and accrued expenses	808,909	831,115

Total current liabilities	1,160,216	884,022
Deferred income taxes	340,773	370,903
Long-term debt, less current portion	1,303,155	1,801,572
Other long-term liabilities	90,582	100,667

Total liabilities	2,894,726	3,157,164

Commitments and contingencies (Notes 12 and 14)
Equity:
Preferred stock, $.01 par value; 60 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 150,000 shares authorized; 79,623 and 79,518 shares issued in 2010 and 2009, respectively	796	795
Additional paid-in capital	1,230,366	1,227,856
Retained earnings	2,087,235	1,998,616
Accumulated other comprehensive income, net	83,804	296,917

	3,402,201	3,524,184
Less treasury stock at cost; 11,031 and 11,034 shares in 2010 and 2009, respectively	323,263	323,361

Total Mohawk Industries, Inc. stockholders’ equity	3,078,938	3,200,823
Noncontrolling interest	30,252	33,459

Total equity	3,109,190	3,234,282

	$6,003,916	6,391,446

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	July 3, 2010	June 27, 2009
Net sales	$1,400,086	1,406,012
Cost of sales	1,025,330	1,038,624

Gross profit	374,756	367,388
Selling, general and administrative expenses	285,030	292,710

Operating income	89,726	74,678

Other expense (income):
Interest expense	39,031	30,002
Other expense	3,675	1,136
Other income	(3,131)	(6,704)

	39,575	24,434

Earnings before income taxes	50,151	50,244
Income tax (benefit) expense	(18,814)	3,037

Net earnings	68,965	47,207
Less: Net earnings attributable to noncontrolling interest	884	946

Net earnings attributable to Mohawk Industries, Inc.	$68,081	46,261

Basic earnings per share attributable to Mohawk Industries, Inc.	$0.99	0.68

Weighted-average common shares outstanding — basic	68,585	68,449

Diluted earnings per share attributable to Mohawk Industries, Inc.	$0.99	0.67

Weighted-average common shares outstanding — diluted	68,789	68,613

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Six Months Ended
	July 3, 2010	June 27, 2009
Net sales	$2,747,322	2,614,351
Cost of sales	2,031,320	2,093,274

Gross profit	716,002	521,077
Selling, general and administrative expenses	572,655	592,283

Operating income (loss)	143,347	(71,206)

Other expense (income):
Interest expense	72,939	60,186
Other expense	3,837	7,335
Other income	(7,824)	(11,266)

	68,952	56,255

Earnings (loss) before income taxes	74,395	(127,461)
Income tax benefit	(15,840)	(69,759)

Net earnings (loss)	90,235	(57,702)
Less: Net earnings attributable to noncontrolling interest	1,616	1,924

Net earnings (loss) attributable to Mohawk Industries, Inc.	$88,619	(59,626)

Basic earnings (loss) per share attributable to Mohawk Industries, Inc.	$1.29	(0.87)

Weighted-average common shares outstanding — basic	68,554	68,441

Diluted earnings (loss) per share attributable to Mohawk Industries, Inc.	$1.29	(0.87)

Weighted-average common shares outstanding — diluted	68,760	68,441

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	July 3, 2010	June 27, 2009
Cash flows from operating activities:
Net earnings (loss)	$90,235	$(57,702)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Restructuring	8,933	11,608
Depreciation and amortization	149,295	144,742
Deferred income taxes	(18,338)	(55,418)
Loss on extinguishment of debt	7,514	—
Loss (gain) on disposal of property, plant and equipment	(952)	980
Excess tax benefit from stock-based compensation	(162)	1
Stock-based compensation expense	3,484	4,630
Changes in operating assets and liabilities:
Receivables, net	(117,129)	(37,482)
Income tax receivable	79,776	(44,992)
Inventories	(82,901)	227,545
Accounts payable and accrued expenses	(12,240)	80,480
Other assets and prepaid expenses	(10,308)	(281)
Other liabilities	(8,230)	(4,565)

Net cash provided by operating activities	88,977	269,546

Cash flows from investing activities:
Additions to property, plant and equipment	(47,139)	(52,923)

Net cash used in investing activities	(47,139)	(52,923)

Cash flows from financing activities:
Payments on revolving line of credit	—	(391,030)
Proceeds from revolving line of credit	—	331,940
Repayment of senior notes	(199,992)	—
Net change in asset securitization borrowings	—	(47,000)
Borrowings on term loan and other debt	188	10,831
Debt extinguishment costs	(7,514)	—
Distribution to noncontrolling interest	(2,668)	(3,501)
Excess tax benefit from stock-based compensation	162	(1)
Change in outstanding checks in excess of cash	(3,229)	11,667
Proceeds from stock transactions	1,013	81

Net cash used in financing activities	(212,040)	(87,013)

Effect of exchange rate changes on cash and cash equivalents	(18,583)	3,414

Net change in cash and cash equivalents	(188,785)	133,024
Cash and cash equivalents, beginning of year	531,458	93,519

Cash and cash equivalents, end of period	$342,673	226,543

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
2. New pronouncements
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Codification topic 860 (“ASC 860”), formerly Statement of Financial Accounting Standards (“SFAS”) No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140". ASC 860 seeks to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. Specifically, ASC 860 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. ASC 860 is effective for annual and quarterly reporting periods that begin after November 15, 2009. The Company’s adoption of ASC 860 on January 1, 2010 did not have a material impact on the Company’s consolidated financial statements.
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
3. Receivables, net
     Receivables, net are as follows:

	July 3, 2010	December 31, 2009
Customers, trade	$745,529	633,571
Income tax receivable	—	72,515
Other	20,719	30,654

	766,248	736,740
Less allowance for discounts, returns, claims and doubtful accounts	62,790	62,809

Receivables, net	$703,458	673,931

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
4. Inventories
     The components of inventories are as follows:

	July 3, 2010	December 31, 2009
Finished goods	$589,565	559,339
Work in process	94,199	84,414
Raw materials	282,014	249,227

Total inventories	$965,778	892,981

5. Goodwill and intangible assets
     The components of goodwill and other intangible assets are as follows:

	Mohawk	Dal-Tile	Unilin	Total
Balances as of December 31, 2009
Goodwill	$199,132	1,186,913	1,352,508	2,738,553
Accumulated impairments losses	(199,132)	(531,930)	(596,363)	(1,327,425)

	—	654,983	756,145	1,411,128

Goodwill recognized during the period	—	—	141	141
Currency translation during the period	—	—	(71,266)	(71,266)
Balances as of July 3, 2010
Goodwill	199,132	1,186,913	1,281,383	2,667,428
Accumulated impairments losses	(199,132)	(531,930)	(596,363)	(1,327,425)

	$—	654,983	685,020	1,340,003

Tradenames
Intangible assets:
Indefinite life assets not subject to amortization:
Balance as of December 31, 2009	$477,607
Currency translation during the period	(35,267)

Balance as of July 3, 2010	$442,340

	Customer
	relationships	Patents	Other	Total
Intangible assets subject to amortization:
Balance as of December 31, 2009	$159,302	147,008	1,425	307,735
Amortization during the period	(22,957)	(11,963)	(60)	(34,980)
Currency translation during the period	(11,280)	(17,634)	(25)	(28,939)

Balance as of July 3, 2010	$125,065	117,411	1,340	243,816

	Three Months Ended		Six Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Amortization expense	$16,762	18,092	34,980	35,053

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
6. Accounts payable and accrued expenses
     Accounts payable and accrued expenses are as follows:

	July 3, 2010	December 31, 2009
Outstanding checks in excess of cash	$14,671	17,900
Accounts payable, trade	393,323	335,401
Accrued expenses	167,993	169,730
Product warranties	44,501	66,545
Accrued interest	46,401	52,743
Income taxes payable	33,141	85,699
Deferred tax liability	2,993	2,836
Accrued compensation and benefits	105,886	100,261

Total accounts payable and accrued expenses	$808,909	831,115

7. Product warranties
     The Company warrants certain qualitative attributes of its products for up to 50 years. The Company records a provision for estimated warranty and related costs in accrued expenses, based on historical experience, and periodically adjusts these provisions to reflect actual experience.
     The provision for warranty obligations is as follows:

	Three Months Ended		Six Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Balance at beginning of period	$53,450	147,245	66,545	56,460
Warranty claims paid during the period	(18,751)	(47,883)	(43,124)	(78,596)
Pre-existing warranty accrual adjustment during the period (1)	—	—	—	110,224
Warranty expense during the period	9,802	10,486	21,080	21,760

Balance at end of period	$44,501	109,848	44,501	109,848

(1)	The adjustment to warranty accruals in 2009 relates to an increased number of warranty claims related to the performance of commercial carpet tiles that used a newer carpet backing technology. The Company discontinued sales of carpet tiles using this backing technology in 2009.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
8. Comprehensive (loss) income
     Comprehensive (loss) income is as follows:

	Three Months Ended		Six Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Net earnings (loss)	$68,965	47,207	90,235	(57,702)
Other comprehensive (loss) income:
Foreign currency translation	(113,126)	89,852	(213,113)	(1,035)
Unrealized gain on derivative instruments, net of income taxes	—	3,205	—	2,977

Comprehensive (loss) income	(44,161)	140,264	(122,878)	(55,760)

Comprehensive income attributable to the noncontrolling interest	(884)	(946)	(1,616)	(1,924)

Comprehensive (loss) income attributable to Mohawk Industries, Inc.	$(45,045)	139,318	(124,494)	(57,684)

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
     The Company granted 40 and 76 options to employees at a weighted-average grant-date fair value of $19.10 and $9.17 per share for the six months ended July 3, 2010 and June 27, 2009, respectively. The Company recognized stock-based compensation costs related to stock options of $549 ($348 net of taxes) and $983 ($623 net of taxes) for the three months ended July 3, 2010 and June 27, 2009, respectively and $1,324 ($839 net of taxes) and $2,063 ($1,307 net of taxes) for the six months ended July 3, 2010 and June 27, 2009, respectively, which has been allocated to selling, general and administrative expenses. Pre-tax unrecognized compensation expense for stock options granted to employees and outside directors, net of estimated forfeitures, was $2,915 as of July 3, 2010, and will be recognized as expense over a weighted-average period of approximately 2.0 years.
     The fair value of the option award is estimated on the date of grant using the Black-Scholes-Merton valuation model. Expected volatility is based on the historical volatility of the Company’s common stock. The Company uses historical data to estimate option exercise and forfeiture rates within the valuation model.
     The Company granted 89 and 114 RSU’s at a weighted-average grant-date fair value of $46.94 and $29.34 per unit for the six months ended July 3, 2010 and June 27, 2009, respectively. The Company recognized stock-based compensation costs related to the issuance of RSU’s of $1,024 ($648 net of taxes) and $1,119 ($709 net of taxes) for the three months ended July 3, 2010 and June 27, 2009, respectively, and $2,075 ($1,315 net of taxes) and $2,491 ($1,578 net of taxes) for the six months ended July 3, 2010 and June 27, 2009, respectively, which has been allocated to selling, general and administrative expenses. Pre-tax unrecognized

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
compensation expense for unvested RSU’s granted to employees, net of estimated forfeitures, was $8,871 as of July 3, 2010, and will be recognized as expense over a weighted-average period of approximately 3.5 years.
     The Company granted five restricted stock awards for the six months ended July 3, 2010. Compensation expense for restricted stock awards for the three and six months ended July 3, 2010 and June 27, 2009, respectively, was not significant.
10. Earnings (loss) per share
     The Company applies the provisions of ASC 260-10, formerly SFAS No. 128, “Earnings per Share", which requires companies to present basic earnings (loss) per share (“EPS”) and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings (loss) of the Company, if dilutive.
     Common stock options and RSU’s are included in the diluted EPS calculation using the treasury stock method, if dilutive. Excluded from the computation of diluted EPS for the three months ended July 3, 2010 and June 27, 2009 are stock options to purchase common shares and RSU’s of 1,724 and 2,843, respectively. Excluded from the computation of diluted EPS for the six months ended July 3, 2010 are stock options to purchase common shares and RSU’s of 1,823. For the six months ended June 27, 2009, all outstanding common stock options to purchase common shares and RSU’s were excluded from the calculation of diluted loss per share because their effect on loss per common share was anti-dilutive.

	Three Months Ended		Six Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Net earnings (loss) attributable to Mohawk Industries, Inc.	$68,081	46,261	88,619	(59,626)

Weighted-average common shares outstanding-basic and diluted:
Weighted-average common shares outstanding — basic	68,585	68,449	68,554	68,441
Add weighted-average dilutive potential common shares — options and RSU’s to purchase common shares, net	204	164	206	—

Weighted-average common shares outstanding-diluted	68,789	68,613	68,760	68,441

Basic earnings (loss) per share attributable to Mohawk Industries, Inc.	$0.99	0.68	1.29	(0.87)

Diluted earnings (loss) per share attributable to Mohawk Industries, Inc.	$0.99	0.67	1.29	(0.87)

11. Segment reporting
     The Company has three reporting segments, the Mohawk segment, the Dal-Tile segment and the Unilin segment. The Mohawk segment manufactures, markets and distributes its product lines, which include carpet, rugs, pad, ceramic tile, hardwood, resilient and laminate, primarily in North America through its network of regional distribution centers and satellite warehouses using company-operated trucks, common carrier or rail transportation. The segment’s product lines are sold through various selling channels, which include floor covering retailers, home centers, mass merchandisers, department stores, independent distributors, commercial dealers and commercial end users. The Dal-Tile segment manufactures, markets and distributes its product lines, which include ceramic tile, porcelain tile and stone products, primarily in North America through its network of regional distribution centers and company-operated sales service centers using company-operated trucks, common carriers or rail transportation. The segment’s product lines are purchased by floor covering retailers, home centers, independent distributors, tile specialty dealers, tile contractors, and commercial end

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
users. The Unilin segment manufactures, markets and distributes its product lines, which include laminate flooring, wood flooring, roofing systems, insulation panels and other wood products, primarily in North America and Europe through various selling channels, which include retailers, home centers and independent distributors.
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
     Segment information is as follows:

	Three Months Ended		Six Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Net sales:
Mohawk	$747,582	767,790	1,464,165	1,362,121
Dal-Tile	363,618	376,704	705,014	735,182
Unilin	308,385	279,715	614,265	548,181
Intersegment sales	(19,499)	(18,197)	(36,122)	(31,133)

	$1,400,086	1,406,012	2,747,322	2,614,351

Operating income (loss):
Mohawk	$26,345	20,560	42,973	(158,495)
Dal-Tile	28,124	30,331	43,519	51,460
Unilin	42,336	31,141	68,794	45,693
Corporate and eliminations	(7,079)	(7,354)	(11,939)	(9,864)

	$89,726	74,678	143,347	(71,206)

	July 3, 2010	December 31, 2009
Assets:
Mohawk	$1,675,226	1,582,652
Dal-Tile	1,570,238	1,546,393
Unilin	2,423,695	2,598,182
Corporate and intersegment eliminations	334,757	664,219

	$6,003,916	6,391,446

12. Commitments, contingencies and other
     The Company is involved in litigation from time to time in the regular course of its business. Except as noted below there are no material legal proceedings pending or known by the Company to be contemplated to which the Company is a party or to which any of its property is subject.
     In Shirley Williams et al. v. Mohawk Industries, Inc., four plaintiffs filed a putative class action lawsuit in January 2004 in the United States District Court for the Northern District of Georgia (Rome Division), alleging that they are former and current employees of the Company and that the actions and conduct of the Company, including the employment of persons who are not authorized to work in the United States, have damaged them and the other members of the putative class by suppressing the wages of the Company’s hourly employees in Georgia. The plaintiffs sought a variety of relief, including (a) treble damages; (b) return of any allegedly unlawful profits; and (c) attorney’s fees and costs of litigation. In February 2004, the Company filed a Motion to Dismiss the Complaint, which was denied by the District Court in April 2004. Following appellate review of this decision, the case was returned to the District Court for further proceedings. On December 18, 2007, the plaintiffs filed a motion for class certification. On March 3, 2008, the District Court denied the plaintiffs’ motion for class certification. Following appellate review of the decision, the case was returned to

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
the District Court on the class certification issue. In April 2010, the plaintiffs, the Company and the Company’s insurance carrier agreed to settle the litigation. In July 2010 the District Court approved the settlement. The Company accrued for its portion of the settlement in a prior year. The claims process began in May 2010 and is expected to be completed in August 2010. The insurance carrier will have an option to terminate the settlement if claims are filed by the majority of claimants.
     On July 1, 2010, Monterrey, Mexico, experienced flooding as a result of Hurricane Alex which temporarily interrupted operations at the Company’s Dal-Tile ceramic tile production facility. The Company believes the flooding will have a minimal impact to its customers. In addition, the majority of the equipment was running by the end of July 2010 and the Company expects the plant to be at full capacity in the latter part of the third quarter. The Company does not expect the flooding to have a material impact on its 2010 second half results of operations or financial position but the timing of insurance proceeds may impact its results in a quarter.
     The Company believes that adequate provisions for resolution of all contingencies, claims and pending litigation have been made for probable losses and that the ultimate outcome of these actions will not have a material adverse effect on its financial condition but could have a material adverse effect on its results of operations in a given quarter or year.
     The Company recorded pre-tax business restructuring charges of $4,929 and $8,933 for the three months and six months ended July 3, 2010, respectively, of which $4,929 and $8,786 was recorded as cost of sales and $0 and $147 was recorded as selling, general and administrative expenses for the three and six months ended July 3, 2010, respectively. For the three months and six months ended June 27, 2009, the Company recorded pre-tax business restructuring charges of $12,060 and $15,917, respectively, of which $11,251 and $15,108 was recorded in cost of sales and $809 and $809 in selling, general and administrative expenses for the three and six months ended June 27, 2009, respectively. The charges in 2010 and 2009 primarily relate to the Company’s actions taken to lower its cost structure and improve the efficiency of its manufacturing and distribution operations as the Company adjusts to current economic conditions.
     The restructuring activity for the first six months of 2010 is as follows:

	Asset			Other
	write-	Lease		restructuring
	downs	impairments	Severance	costs	Total
Balance as of December 31, 2009	$—	21,073	7,824	3,001	31,898
Provisions:
Mohawk segment	1,733	—	792	5,633	8,158
Unilin segment	—	—	775	—	775
Cash payments	—	(5,657)	(4,792)	(5,247)	(15,696)
Noncash items	(1,733)	—	—	—	(1,733)

Balance as of July 3, 2010	$—	15,416	4,599	3,387	23,402

     The Company expects the remaining severance costs, lease impairments and other restructuring costs to be paid over the next one to six years.
     On July 6, 2010, subsequent to the balance sheet date, the Company expanded its international presence with the completion of an equity investment of approximately $80,000 in a leading manufacturer and distributor of ceramic tile in China. The investment was not significant to the Company’s financial condition and was funded using available cash in Europe.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
13. Income taxes
Tax uncertainties
     In the normal course of business, the Company’s tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing jurisdictions. Accordingly, the Company accrues liabilities when it believes that it is not more likely than not that it will realize the benefits of tax positions that it has taken in its tax returns or for the amount of any tax benefit that exceeds the cumulative probability threshold in accordance with ASC 740-10, formerly FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109". Differences between the estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material adverse effect on the Company’s consolidated financial position but could possibly be material to the Company’s consolidated results of operations or cash flows in any given quarter or annual period.
     During the second quarter of 2010, the Company effectively settled all outstanding income tax matters with the Internal Revenue Service pertaining to the years 1999 — 2006. As a result of these settlements, the Company made a payment of $23,627 to the Internal Revenue Service (“IRS”) during the quarter ended July 3, 2010. The Company expects to make an additional cash payment of approximately $10,000 related to the settlements achieved in the current quarter before year end. The Company had previously posted a $35,844 cash bond to the IRS for the matters related to years 1999 — 2006.
     Following the aforementioned settlements, the Company has effectively settled all income tax matters with the IRS related to years prior to 2007. The Company believes it is reasonably possible that the balance of the unrecognized tax benefits could decrease by approximately $11,100 (which includes accrued penalties and interest expense) within the next twelve months due to settlements or expirations of statutes of limitations in various tax jurisdictions.
     A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

July 3, 2010
Balance at January 1, 2010	$105,779
Additions based on tax positions related to the current year	1,399
Additions for tax positions of prior years	7,408
Reductions for tax positions of prior years	(9,035)
Settlements with taxing authorities	(63,542)
Effects of foreign currency translation	(1,737)

Balance at July 3, 2010	$40,272

     The Company will continue to recognize interest and penalties related to unrecognized tax benefits as a component of its income tax provision. As of July 3, 2010, the Company has $18,994 of accrued interest and penalties, excluding the federal tax benefit of interest deductions where applicable. During the first six months of 2010, the Company reversed accrued interest and penalties of $8,920.
Income tax (benefit) expense
     In accordance with ASC 270-10, formerly Accounting Principles Board Opinion No. 28, “Interim Financial Reporting”, and ASC 740-270, formerly FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods — an interpretation of APB Opinion No. 28", at the end of each interim period, the Company is required to determine its estimated annual effective tax rate and then apply that rate in providing for income taxes on an interim period. However, in certain circumstances where the Company is unable to make a reliable estimate of the annual effective tax rate, ASC 740-270 allows the actual effective tax rate for the interim period to be used. For the three and six months ended July 3, 2010, the Company estimated its

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
annual effective tax rate and applied that rate in providing for income taxes. For the three and six months ended June 27, 2009, the Company calculated its effective rate for the six months ended June 27, 2009 and applied that rate to the interim period results because it was unable to reasonably estimate its annual effective rate due to fluctuations in its annual pre-tax income and loss between quarters, including the effects caused by multiple tax jurisdictions.
14. Debt
     On September 2, 2009, the Company entered into a $600,000 four-year, senior, secured revolving credit facility (the “ABL Facility”) in connection with the replacement of the Company’s then-existing senior, unsecured, revolving credit facility (the “Senior Unsecured Facility”). At the time of its termination, the Senior Unsecured Facility consisted of a $650,000 revolving credit facility, which was to mature on October 28, 2010. The ABL Facility provides for a maximum of $600,000 of revolving credit, subject to borrowing base availability, including limited amounts of credit in the form of letters of credit and swingline loans. The borrowing base is equal to specified percentages of eligible accounts receivable and inventories of the borrowers under the ABL Facility, which are subject to seasonal variations, less reserves established in good faith by the Administrative Agent under the ABL Facility. All obligations under the ABL Facility, and the guarantees of those obligations, are secured by a security interest in certain accounts receivable, inventories, certain deposit and securities accounts, tax refunds and other personal property (excluding intellectual property) directly relating to, or arising from, and proceeds of any of the foregoing. On June 1, 2010, the Company amended the ABL Facility to, among other things, reduce the applicable interest rate margins on loans and reduce the commitment fees.
     At the Company’s election, revolving loans under the ABL Facility bear interest at annual rates equal to either (a) LIBOR for 1, 2, 3 or 6 month periods, as selected by the Company, plus an applicable margin ranging between 2.75% and 3.25%, or (b) the higher of the prime rate, the Federal Funds rate plus 0.5%, or a daily LIBOR rate, plus an applicable margin ranging between 1.25% and 1.75%. The Company also pays a commitment fee to the lenders under the ABL Facility on the average amount by which the aggregate commitments of the lenders’ exceed utilization of the ABL Facility equal to 0.65% per annum during any quarter that this excess is 50% or more and 0.50% per annum during any quarter that this excess is less than 50%.
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
     The ABL Facility is scheduled to mature on September 2, 2013 but the maturity date will accelerate, including the acceleration of any unamortized deferred financing costs, to: (i) October 15, 2010 if the Company’s outstanding 5.75% senior notes due January 15, 2011 have not been repaid, refinanced, defeased or adequately reserved for by the Company, as reasonably determined by the Administrative Agent, prior to October 15, 2010, and (ii) January 15, 2012, if the Company’s outstanding 7.20% senior notes due April 15, 2012 have not been repaid, refinanced, defeased or adequately reserved for by the Company, as reasonably determined by the Administrative Agent, prior to January 15, 2012. The Company can make adequate reserves for such senior notes with unrestricted cash on hand and unutilized borrowing availability under the ABL Facility. The Company believes cash and cash equivalents and availability under the ABL Facility will be sufficient to satisfy the October 15, 2010 requirements of the ABL Facility and the subsequent repayment of the aforementioned debt due January 15, 2011, although there can be no assurances that the Company will have adequate reserves, as defined in the ABL Facility.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
     As of July 3, 2010, the amount considered used under the ABL Facility was $112,919 resulting in a total of $487,081 available under the ABL Facility. The amount used under the ABL Facility is composed of $53,542 of standby letters of credit guaranteeing the Company’s industrial revenue bonds and $59,377 of standby letters of credit related to various insurance contracts and foreign vendor commitments.
     On January 17, 2006, the Company issued $500,000 aggregate principal amount of 5.75% notes due 2011 and $900,000 aggregate principal amount of 6.125% notes due 2016. Interest payable on each series of the notes is subject to adjustment if either Moody’s Investors Service, Inc. (“Moody’s”) or Standard & Poor’s Ratings Services (“Standard & Poor’s”), or both, downgrades the rating assigned to the notes. Each rating agency downgrade results in a 0.25% increase in the interest rate, subject to a maximum increase of 1% per rating agency. If later the rating of these notes improves, then the interest rates would be reduced accordingly. Each 0.25% increase in the interest rate of these notes would increase the Company’s interest expense by approximately $3,000 per year. Currently, the interest rates have been increased by an aggregate amount of 0.75% as a result of downgrades by Moody’s and Standard & Poor’s during 2009.
     On April 12, 2010, the Company purchased for cash approximately $200,000 aggregate principal amount of its outstanding 5.75% senior notes due January 15, 2011, at a price equal to 103.5% of the principal amount, which resulted in a premium to tendering noteholders of approximately $7,000. The premium and fees of $514 are included in interest expense on the condensed consolidated statement of operations.
     In 2002, the Company issued $400,000 aggregate principal amount of its senior 7.20% notes due 2012.
15. Fair value
     ASC 825-10, formerly the FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments”, requires disclosures about fair value of financial instruments in interim reporting periods of publicly-traded companies.
     The fair value and carrying value of our debt instruments are detailed as follows:

	July 3, 2010		December 31, 2009
		Carrying		Carrying
	Fair Value	Value	Fair Value	Value
5.75% notes, payable January 15, 2011 interest payable semiannually	$300,037	298,248	508,703	498,240
7.20% senior notes, payable April 15, 2012 interest payable semiannually	420,000	400,000	418,400	400,000
6.125% notes, payable January 15, 2016 interest payable semiannually	912,600	900,000	891,900	900,000
Industrial revenue bonds, capital leases and other	56,214	56,214	56,239	56,239

Total long-term debt	1,688,851	1,654,462	1,875,242	1,854,479
Less current portion	353,096	351,307	52,907	52,907

Long-term debt, less current portion	$1,335,755	1,303,155	1,822,335	1,801,572

     The fair values of the Company’s debt instruments were estimated using market observable inputs, including quoted prices in active markets, market indices and interest rate measurements. Within the hierarchy of fair value measurements, these are Level 2 fair values.
     The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued expenses approximate their fair values because of the relatively short-term maturities of these instruments.

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
     The U.S. floor covering industry experienced declining demand beginning in the fourth quarter of 2006 which worsened considerably during the later parts of 2008 and continued to decline throughout 2009. Overall economic conditions in the U.S. have recently stabilized compared to this period but volatility in housing starts and resales continues to create a challenging environment. The Company believes it is well-positioned to take advantage of an economic recovery.
     The Company has three reporting segments, the Mohawk segment, the Dal-Tile segment and the Unilin segment. The Mohawk segment manufactures, markets and distributes its product lines, which include carpet, rugs, pad, ceramic tile, hardwood, resilient and laminate, primarily in North America through its network of regional distribution centers and satellite warehouses using company-operated trucks, common carrier or rail transportation. The segment’s product lines are sold through various selling channels, which include floor covering retailers, home centers, mass merchandisers, department stores, independent distributors, commercial dealers and commercial end users. The Dal-Tile segment manufactures, markets and distributes its product lines, which include ceramic tile, porcelain tile and stone products, primarily in North America through its network of regional distribution centers and company-operated sales service centers using company-operated trucks, common carriers or rail transportation. The segment’s product lines are purchased by floor covering retailers, home centers, independent distributors, tile specialty dealers, tile contractors, and commercial end users. The Unilin segment manufactures, markets and distributes its product lines, which include laminate flooring, wood flooring, roofing systems, insulation panels and other wood products, primarily in North America and Europe through various selling channels, which include retailers, home centers and independent distributors.
     The Company reported net earnings attributable to Mohawk Industries, Inc. of $68.1 million or diluted earnings per share (“EPS) of $0.99 for the second quarter of 2010, compared to the net earnings attributable to Mohawk Industries, Inc. of $46.3 million or EPS of $0.67 for the second quarter of 2009. The change in EPS is primarily the result of a tax benefit of approximately $30 million related to the settlement of certain tax contingencies in the quarter.
     For the six months ended July 3, 2010, the Company reported net earnings attributable to Mohawk Industries, Inc. of $88.6 million or EPS of $1.29 compared to net loss attributable to Mohawk Industries, Inc. of $59.6 million or loss per share of $0.87 for the six months ended June 27, 2009. The change in EPS is primarily the result of a tax benefit of approximately $30 million related to the settlement of certain tax contingencies in 2010 and the pre-tax $110.2 million carpet sales allowance and a $12.4 million inventory write-off recognized in 2009. During 2009, the Company recognized an increased number of warranty claims related to the performance of commercial carpet tiles that used a newer carpet backing technology. The Company discontinued sales of carpet tiles using this backing technology in 2009. The amounts recorded reflect the Company’s best estimate but the actual amount of total claims and related costs could vary from such estimate. The Company now manufactures these types of commercial carpet tiles with a different backing technology that has been used for many years by the Company.
     On July 1, 2010, Monterrey, Mexico, experienced flooding as a result of Hurricane Alex which temporarily interrupted operations at the Company’s Dal-Tile ceramic tile production facility. The Company believes the flooding will have a minimal impact to its customers. In addition, the majority of the equipment was running by the end of July 2010 and the Company expects the plant to be at full capacity in the latter part of the third quarter. The Company does not expect the flooding to have a material impact on its 2010 second half results of operations or financial position but the timing of insurance proceeds may impact its results in a quarter.

     On July 6, 2010, subsequent to the balance sheet date, the Company expanded its international presence with the completion of an equity investment of approximately $80 million in a leading manufacturer and distributor of ceramic tile in China. The investment was not significant to the Company’s financial condition and was funded using available cash in Europe.
Results of Operations
Quarter Ended July 3, 2010, as Compared with Quarter Ended June 27, 2009
Net sales
     Net sales for the quarter ended July 3, 2010 were $1,400.1 million, reflecting a decrease of $5.9 million from the $1,406.0 million reported for the quarter ended June 27, 2009. The decrease was primarily due to the net effect of price and product mix of approximately $16 million as customers traded down to lower priced products and unfavorable foreign exchange rates of approximately $13 million, partially offset by higher sales volume of approximately $23 million.
     Mohawk Segment — Net sales decreased $20.2 million, or 2.6%, to $747.6 million in the current quarter compared to $767.8 million in the second quarter of 2009. The decrease was primarily driven by lower sales volume of approximately $36 million, primarily related to continued weakness in the commercial real estate market, partially offset by the net effect of price and product mix of approximately $16 million, as previously announced price increases positively impacted net sales in the period.
     Dal-Tile Segment — Net sales decreased $13.1 million, or 3.5%, to $363.6 million in the current quarter compared to $376.7 million in the second quarter of 2009. The decrease was primarily driven by the net effect of price and product mix of approximately $24 million, as customers traded down to lower priced products, partially offset by higher sales volume of approximately $9 million and the impact of favorable foreign exchange rates of approximately $2 million.
     Unilin Segment — Net sales increased $28.7 million, or 10.2%, to $308.4 million in the current quarter compared to $279.7 million in the second quarter of 2009. The increase was driven by higher sales volume of approximately $52 million, partially offset by approximately $16 million due to unfavorable foreign exchange rates and by approximately $7 million due the net effect of price and product mix, as customers traded down to lower priced products.
Gross profit
     Gross profit for the second quarter of 2010 was $374.8 million (26.8% of net sales) and represented an increase of $7.4 million compared to gross profit of $367.4 million (26.1% of net sales) for the prior year’s second quarter. The increase in gross profit percentage is primarily attributable to various 2009 restructuring actions and cost savings initiatives implemented by the Company, including manufacturing consolidations and productivity improvements.
Selling, general and administrative expenses
     Selling, general and administrative expenses for the second quarter of 2010 were $285.0 million (20.4% of net sales), reflecting a decrease of $7.7 million, or 2.6%, compared to $292.7 million (20.8% of net sales) for the prior year’s second quarter. The decrease in selling, general and administrative expenses is primarily driven by various 2009 restructuring actions and cost savings initiatives implemented by the Company, including distribution facility consolidations, workforce reductions and productivity improvements, to align such expenses with the Company’s current sales volumes.
Operating income
     Operating income for the second quarter of 2010 was $89.7 million (6.4% of net sales) reflecting a $15.0 million increase compared to an operating income of $74.7 million (5.3% of net sales) in the second quarter of 2009. The increase in operating income was primarily due to higher sales volume of approximately $11 million, the net effect of price and product mix of approximately $8 million and lower 2010 restructuring charges of approximately $7 million, compared to 2009, partially offset by higher manufacturing costs of approximately $8 million and unfavorable foreign exchange rates of approximately $3 million.
     Mohawk Segment — Operating income was $26.3 million (3.5% of segment net sales) in the second quarter of 2010 reflecting an increase of $5.8 million compared to operating income of $20.6 million (2.7% of segment net sales) in the second quarter of 2009. The increase in operating income was primarily due to the net effect of price and product mix of approximately $26 million, partially offset by lower sales volume of approximately $10 million, higher manufacturing costs of approximately $6 million and 2010 restructuring costs of approximately $4 million.
     Dal-Tile Segment — Operating income was $28.1 million (7.7% of segment net sales) in the second quarter of 2010 reflecting a decrease of $2.2 million compared to operating income of $30.3 million (8.1% of segment net sales) for the second quarter of 2009. The decrease was primarily driven by the net effect of price and product mix of approximately $17 million, offset by lower manufacturing and selling, general and administrative expenses of approximately $12 million, primarily related to 2009 restructuring actions and cost savings initiatives, and higher sales volume of approximately $4 million.
     Unilin Segment — Operating income was $42.3 million (13.7% of segment net sales) in the second quarter of 2010 reflecting an increase of $11.2 million compared to operating income of $31.1 million (11.1% of segment net sales) for the second quarter of 2009. The increase was primarily driven by higher sales volume of approximately $17 million and the impact of lower restructuring costs of approximately $12 million in 2010, as compared to 2009, partially offset by higher manufacturing costs and selling, general and administrative expenses of approximately $14 million and the impact of unfavorable foreign exchange rates of approximately $3 million.
Interest expense
     Interest expense for the second quarter of 2010 was $39.0 million compared to $30.0 million in the second quarter of 2009. The increase in interest expense resulted from the $7.5 million premium and fees related to the extinguishment of approximately $200 million aggregate principal amount of the Company’s 5.75% senior notes due January 15, 2011, higher costs on the Company’s revolving credit facility and higher interest rates on the Company’s notes.
Income tax (benefit) expense
     For the three months ended July 3, 2010, the Company recorded an income tax benefit of $18.8 million on earnings before income taxes of $50.2 million compared to a provision of $3.0 million on earnings before income taxes of $50.2 million for an effective tax rate of 6.0% for the three months ended June 27, 2009. The difference in the effective tax rate for the comparative period is primarily due to the benefit from the settlement of certain tax contingencies of approximately $30 million and the geographical dispersion of earnings and losses for the period. Additionally, the Company was able to reasonably estimate its annual effective tax rate and apply the appropriate rate to the current period. In 2009, the Company calculated its actual effective tax rate for the six months ended June 27, 2009 and applied that rate to the interim period because it was unable to make a reliable estimate of its annual effective tax rate.
Six Months Ended July 3, 2010, as Compared with Six Months Ended June 27, 2009
Net sales
     Net sales for the six months ended July 3, 2010 were $2,747.3 million, reflecting an increase of $133.0 million, or 5.1%, from the $2,614.4 million reported for the six months ended June 27, 2009. Included in net sales for the six months of 2009 is a carpet sales allowance of $110.2 million. For the first six months of 2010, sales increased approximately $89 million due to additional shipping days as compared to 2009 and by approximately $3 million due to favorable foreign exchange rates. This increase was partially offset by the net effect of price and product mix of approximately $64 million, as customers traded down to lower priced products and selling prices on commoditized products compressed, and lower sales volume of approximately $5 million.

     Mohawk Segment — Net sales increased $102.0 million, or 7.5%, to $1,464.2 million in the current six months compared to $1,362.1 million in the six months of 2009. Included in net sales for the first six months of 2009 is a carpet sales allowance of $110.2 million. For the first six months of 2010, sales increased approximately $45 million due to additional shipping days as compared to 2009, and by approximately $4 million due to the net effect of price and product mix partially offset by lower sales volume of approximately $58 million primarily related to continued weakness in the commercial real estate market.
     Dal-Tile Segment — Net sales decreased $30.2 million, or 4.1%, to $705.0 million in the current six months compared to $735.2 million in the first six months of 2009. The decrease was primarily driven by the net effect of price and product mix of approximately $47 million, as customers traded down to lower priced products and a decrease in sales volume of approximately $11 million primarily related to continued weakness in the commercial real estate market, partially offset by higher sales of approximately $21 million due to additional shipping days in 2010 compared to 2009 and by approximately $7 million due to favorable foreign exchange rates.
     Unilin Segment — Net sales increased $66.1 million, or 12.1%, to $614.3 million in the current six months compared to $548.2 million in the first six months of 2009. The increase was driven by higher sales volume of approximately $68 million and higher sales of approximately $23 million due to additional shipping days in 2010 as compared to 2009, partially offset by the net effect of price and product mix of approximately $21 million, as customers traded down to lower priced products, and the impact of unfavorable foreign exchange rates of approximately $4 million.
Gross profit
     Gross profit for the first six months of 2010 was $716.0 million (26.1% of net sales) and represented an increase of $194.9 million compared to gross profit of $521.1 million (19.9% of net sales) for the prior year’s first six months. Gross profit for the first six months of 2009 includes a carpet sales allowance of $110.2 million and inventory write-off of $12.4 million and the unfavorable impact of higher raw material costs flowing through cost of sales of approximately $62 million. The increase in gross profit percentage is primarily attributable to various 2009 restructuring actions and cost savings initiatives implemented by the Company, including manufacturing consolidations and productivity improvements.
Selling, general and administrative expenses
     Selling, general and administrative expenses for the first six months of 2010 were $572.7 million (20.8% of net sales), reflecting a decrease of $19.6 million, or 3.3%, compared to $592.3 million (22.7% of net sales) for the prior year’s first six months. The decrease in selling, general and administrative expenses is primarily driven by various 2009 restructuring actions and cost savings initiatives implemented by the Company, including distribution facility consolidations, workforce reductions and productivity improvements, to align such expenses with the Company’s current sales volumes.
Operating income
     Operating income for the first six months of 2010 was $143.3 million (5.2% of net sales) reflecting a $214.6 million increase compared to an operating loss of $71.2 million in the first six months of 2009. Operating loss for the first six months of 2009 includes a carpet sales allowance and inventory write-off of $122.6 million and the unfavorable impact of higher raw material costs flowing through cost of sales of approximately $62 million. For the first six months of 2010, operating income was favorably impacted by lower manufacturing and selling, general and administrative expenses of approximately $24 million, primarily related to 2009 restructuring actions and cost savings initiatives, and higher sales volumes of approximately $25 million, partially offset by the net effect of price and product mix of approximately $24 million.
     Mohawk Segment — Operating income was $43.0 million (2.9% of segment net sales) in the first six months of 2010 reflecting an increase of $201.5 million compared to operating loss of $158.5 million in the first six months of 2009. Operating loss for the first six months of 2009 includes a carpet sales allowance and inventory write-off of $122.6 million and the unfavorable impact of higher raw material costs flowing through cost of sales of approximately $62 million. For the first six months of 2010, operating income was favorably impacted by the net effect of price and product mix of approximately $18 million and lower manufacturing and selling, general and administrative expenses of approximately $11 million, primarily related to 2009 restructuring actions and cost savings initiatives, partially offset by lower restructuring costs of approximately $8 million in 2010, as compared to 2009, and lower sales volume of approximately $5 million.
     Dal-Tile Segment — Operating income was $43.5 million (6.2% of segment net sales) in the first six months of 2010 reflecting a decrease of $7.9 million compared to operating income of $51.5 million (7.0% of segment net sales) for the first six months of 2009. The decrease was primarily driven by the net effect of price and product mix of approximately $28 million partially offset by lower manufacturing and selling, general and administrative expenses of approximately $16 million, primarily related to 2009 restructuring actions and cost savings initiatives and by approximately $4 million due to higher sales volume.
     Unilin Segment — Operating income was $68.8 million (11.2% of segment net sales) in the first six months of 2010 reflecting an increase of $23.1 million compared to operating income of $45.7 million (8.3% of segment net sales) for the first six months of 2009. The increase was primarily driven by higher sales volume of approximately $26 million and lower restructuring costs of approximately $15 million in 2010 compared to 2009, partially offset by the net effect of price and product mix of approximately $15 million and unfavorable foreign exchange rates of approximately $2 million.
Interest expense
     Interest expense for the first six months of 2010 was $72.9 million compared to $60.2 million in the first six months of 2009. The increase in interest expense resulted from the $7.5 million premium and fees related to the extinguishment of approximately $200 million aggregate principal amount of the Company’s 5.75% senior notes due January 15, 2011, higher costs on the Company’s revolving credit facility and higher interest rates on the Company’s notes.
Income tax benefit
     For the six months ended July 3, 2010, the Company recorded an income tax benefit of $15.8 million on earnings before income taxes of $74.4 million as compared to a benefit of $69.8 million on loss before income taxes of $127.5 million for the six months ended June 27, 2009. The difference in the effective tax rate for the comparative period is primarily due to the benefit from the settlement of certain tax contingencies of approximately $30 million and the geographical dispersion of earnings and losses for the period. Additionally, the Company was able to reasonably estimate its annual effective tax rate and apply the appropriate rate to the current period. In 2009, the Company calculated its actual effective tax rate for the six months ended June 27, 2009 and applied that rate to the interim period because it was unable to make a reliable estimate of its annual effective tax rate.
Liquidity and Capital Resources
     The Company’s primary capital requirements are for working capital, capital expenditures and acquisitions. The Company’s capital needs are met primarily through a combination of internally generated funds, bank credit lines, term and senior notes and credit terms from suppliers.
     Cash flows provided by operations for the first six months of 2010 were $89.0 million compared to cash flows provided by operations of $269.5 million in the first six months of 2009. The decrease in operating cash flows for 2010 as compared to 2009 is primarily attributable to higher working capital requirements as the Company’s inventory levels stabilize to meet current market conditions.
     Net cash used in investing activities for the first six months of 2010 was $47.1 million compared to $52.9 million in the first six months of 2009. The decrease is due to lower capital spending as the Company continues to manage capital expenditures. Capital spending during the remainder of 2010, excluding acquisitions, is expected to range from $110 million to $135 million and is intended to be used primarily to purchase equipment and to streamline manufacturing capacity.
     Net cash used in financing activities for the first six months of 2010 was $212.0 million compared to net cash used in financing activities of $87.0 million in the first six months of 2009. The change in cash used in financing activities as compared to the first quarter of 2009 is primarily attributable to the Company’s purchase of approximately $200 million aggregate principal amount of its 5.75% senior notes due January 15, 2011.
     On September 2, 2009, the Company entered into a $600.0 million four-year, senior, secured revolving credit facility (the “ABL Facility”) in connection with the replacement of the Company’s then-existing senior, unsecured, revolving credit facility (the “Senior Unsecured Facility”). At the time of its termination, the Senior Unsecured Facility consisted of a $650.0 million revolving credit facility, which was to mature on October 28, 2010. The ABL Facility provides for a maximum of $600.0 million of revolving credit, subject to borrowing base availability, including limited amounts of credit in the form of letters of credit and swingline loans. The borrowing base is equal to specified percentages of eligible accounts receivable and inventories of the borrowers under the ABL Facility, which are subject to seasonal variations, less reserves established in good faith by the Administrative Agent under the ABL Facility. All obligations under the ABL Facility, and the guarantees of those obligations, are secured by a security interest in certain accounts receivable, inventories, certain deposit and securities accounts, tax refunds and other personal property (excluding intellectual property) directly relating to, or arising from, and proceeds of any of the foregoing. On June 1, 2010, the Company amended the ABL Facility to, among other things, reduce the applicable interest rate margins on loans and reduce the commitment fees.
     At the Company’s election, revolving loans under the ABL Facility bear interest at annual rates equal to either (a) LIBOR for 1, 2, 3 or 6 month periods, as selected by the Company, plus an applicable margin ranging between 2.75% and 3.25%, or (b) the higher of the prime rate, the Federal Funds rate plus 0.5%, or a daily LIBOR rate, plus an applicable margin ranging between 1.25% and 1.75%. The Company also pays a commitment fee to the lenders under the ABL Facility on the average amount by which the aggregate commitments of the lenders’ exceed utilization of the ABL Facility equal to 0.65% per annum during any quarter that this excess is 50% or more and 0.50% per annum during any quarter that this excess is less than 50%.
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
     The ABL Facility is scheduled to mature on September 2, 2013 but the maturity date will accelerate, including the acceleration of any unamortized deferred financing costs, to: (i) October 15, 2010 if the Company’s outstanding 5.75% senior notes due January 15, 2011 have not been repaid, refinanced, defeased or adequately reserved for by the Company, as reasonably determined by the Administrative Agent, prior to October 15, 2010, and (ii) January 15, 2012, if the Company’s outstanding 7.20% senior notes due April 15, 2012 have not been repaid, refinanced, defeased or adequately reserved for by the Company, as reasonably determined by the Administrative Agent, prior to January 15, 2012. The Company can make adequate reserves for such senior notes with unrestricted cash on hand and unutilized borrowing availability under the ABL Facility. The Company believes cash and cash equivalents and availability under the ABL Facility will be sufficient to satisfy the October 15, 2010 requirements of the ABL Facility and the subsequent repayment of the aforementioned debt due January 15, 2011, although there can be no assurances that the Company will have adequate reserves, as defined in the ABL Facility.
     As of July 3, 2010, the amount considered used under the ABL Facility was $112.9 million resulting in a total of $487.1 million available under the ABL Facility. The amount used under the ABL Facility is composed of $53.5 million standby letters of credit guaranteeing the Company’s industrial revenue bonds and $59.4 million of standby letters of credit related to various insurance contracts and foreign vendor commitments.
     On January 17, 2006, the Company issued $500.0 million aggregate principal amount of 5.75% notes due 2011 and $900.0 million aggregate principal amount of 6.125% notes due 2016. Interest payable on each series of the notes is subject to adjustment if either Moody’s Investors Service, Inc. (“Moody’s”) or Standard & Poor’s Ratings Services (“Standard & Poor’s”), or both, downgrades the rating assigned to the notes. Each rating agency downgrade results in a 0.25% increase in the interest rate, subject to a maximum increase of 1% per rating agency. If later the rating of these notes improves, then the interest rates would be reduced accordingly. Each 0.25% increase in the interest rate of these notes would increase the Company’s interest expense by approximately $3.0 million per year. Currently, the interest rates have been increased by an aggregate amount of 0.75% as a result of downgrades by Moody’s and Standard & Poor’s during 2009. These downgrades increase the Company’s interest expense by approximately $9.0 million per year and could adversely affect the cost of and ability to obtain additional credit in the future. Additional downgrades in the Company’s credit ratings could further increase the cost of its existing credit and adversely affect the cost of and ability to obtain additional credit in the future.
     On April 12, 2010, the Company purchased for cash approximately $200 million aggregate principal amount of its outstanding 5.75% senior notes due January 15, 2011 at a price equal to 103.5% of the principal amount, which resulted in a premium to tendering noteholders of approximately $7 million. The debt extinguishment will result in a decrease in interest expense of approximately $10 million over the remaining term of the notes. In connection with the extinguishment, the Company paid approximately $0.5 million in fees and accelerated the remaining deferred financing costs incurred in the original issuance of the notes that were purchased by the Company. The premium and fees associated with the cash tender are included in interest expense on the condensed consolidated statement of operations.
     In 2002, the Company issued $400.0 million aggregate principal amount of its senior 7.20% notes due 2012.
     As of July 3, 2010, the Company had invested cash of $296.4 million in money market AAA rated cash investments of which $120.9 million was in North America and $175.5 million was in Europe. The Company believes that its cash and cash equivalents on hand, cash generated from operations and availability under its ABL Facility will be sufficient to repay, defease or refinance its 5.75% senior notes due January 15, 2011 and meet its capital expenditures and working capital requirements over the next twelve months.
     The Company may from time to time seek to retire its outstanding debt through cash purchases in the open market, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amount involved may be material.
Contractual Obligations
     There have been no significant changes to the Company’s contractual obligations as disclosed in the Company’s 2009 Annual Report filed on Form 10-K except for a reduction of approximately $58.2 million and $7.3 million in the current and non-current portion of uncertain tax positions as discussed above in the quarterly discussion of Income tax (benefit) expense.
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
     In Shirley Williams et al. v. Mohawk Industries, Inc., four plaintiffs filed a putative class action lawsuit in January 2004 in the United States District Court for the Northern District of Georgia (Rome Division), alleging that they are former and current employees of the Company and that the actions and conduct of the Company, including the employment of persons who are not authorized to work in the United States, have damaged them and the other members of the putative class by suppressing the wages of the Company’s hourly employees in Georgia. The plaintiffs sought a variety of relief, including (a) treble damages; (b) return of any allegedly unlawful profits; and (c) attorney’s fees and costs of litigation. In February 2004, the Company filed a Motion to Dismiss the Complaint, which was denied by the District Court in April 2004. Following appellate review of this decision, the case was returned to the District Court for further proceedings. On December 18, 2007, the plaintiffs filed a motion for class certification. On March 3, 2008, the District Court denied the plaintiffs’ motion for class certification. Following appellate review of the decision, the case was returned to the District Court on the class certification issue. In April 2010, the plaintiffs, the Company and the Company’s insurance carrier agreed to settle the litigation. In July 2010 the District Court approved the settlement. The Company accrued for its portion of the settlement in a prior year. The claims process began in May 2010 and is expected to be completed in August 2010. The insurance carrier will have an option to terminate the settlement if claims are filed by the majority of claimants.
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
     Uncertainty in the credit markets could affect the overall availability and cost of credit. Despite recent improvement in overall economic conditions, the impact of the recent economic downturn on our ability to obtain financing, including any financing necessary to refinance our existing senior unsecured notes, in the future, and the cost and terms of it, remains uncertain. These and other economic factors could have a material adverse effect on demand for our products and on our financial condition and operating results. Further, these generally negative economic and business conditions may factor into our periodic credit ratings assessment by either or both Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services. The rating agency’s evaluation is based on a number of factors, which include scale and diversification, brand strength, profitability, leverage, liquidity and interest coverage. During 2009, our senior unsecured notes were downgraded by the rating agencies, which will increase the Company’s interest expense by approximately $9.0 million per year and could adversely affect the cost of and ability to obtain additional credit in the future. Additional downgrades in the Company’s credit ratings could further increase the cost of its existing credit and adversely affect the cost of and ability to obtain additional credit in the future, and the Company can provide no assurances that additional downgrades will not occur.
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
     The Company’s outstanding 5.75% senior notes in the aggregate amount of approximately $300 million as of April 12, 2010, are due January 15, 2011. Additionally, the Company’s outstanding 7.20% senior notes in the aggregate amount of $400.0 million are due April 15, 2012. The ABL Facility is scheduled to mature on September 2, 2013 but the maturity date will accelerate, including the acceleration of any unamortized deferred financing costs, to: (i) October 15, 2010 if the Company’s outstanding 5.75% senior notes due January 15, 2011 have not been repaid, refinanced, defeased or adequately reserved for by the Company, as reasonably determined by the Administrative Agent, prior to October 15, 2010, and (ii) January 15, 2012, if the Company’s outstanding 7.20% senior notes due April 15, 2012 have not been repaid, refinanced, defeased or adequately reserved for by the Company, as reasonably determined by the Administrative Agent, prior to January 15, 2012. The Company can make adequate reserves for such senior notes with unrestricted cash on hand and unutilized borrowing availability under the ABL Facility. While the Company currently has sufficient cash and cash equivalents, availability under the ABL Facility and access to other financing sources, including public debt markets, to satisfy the October 15, 2010 requirements of the ABL Facility and the subsequent repayment of the aforementioned debt due January 15, 2011, there can be no assurances that other financing transactions will be completed by the relevant dates under the ABL Facility or the maturity dates of our senior notes.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. (Removed and Reserved)
     None.
Item 5. Other Information
     None.
Item 6. Exhibits

No.	Description

10.1	First Amendment to Loan and Security Agreement dated as of June 1, 2010 by and among Mohawk Industries, Inc. and certain of its Subsidiaries, as Borrowers, certain of its Subsidiaries, as Guarantors, the Lenders from time to time party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and the other parties thereto.

31.1	Certification Pursuant to Rule 13a-14(a).

31.2	Certification Pursuant to Rule 13a-14(a).

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOHAWK INDUSTRIES, INC. (Registrant)
Dated: August 6, 2010	By:	/s/ Jeffrey S. Lorberbaum
JEFFREY S. LORBERBAUM
Chairman and Chief Executive Officer (principal executive officer)

Dated: August 6, 2010	By:	/s/ Frank H. Boykin
FRANK H. BOYKIN
Chief Financial Officer (principal financial officer)