Form 10-Q
period 2010-10-02
MOHAWK INDUSTRIES INC
filed 2010-11-05
CIK 851968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[Mark One]

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of the issuer’s classes of common stock as of November 1, 2010, the latest practicable date, is as follows: 68,601,226 shares of Common Stock, $.01 par value.

MOHAWK INDUSTRIES, INC.
INDEX

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
(In thousands)
(Unaudited)

	October 2, 2010	December 31, 2009
ASSETS

Current assets:
Cash and cash equivalents	$365,835	531,458
Receivables, net	697,491	673,931
Inventories	996,271	892,981
Prepaid expenses	87,208	108,947
Deferred income taxes	119,729	130,990
Other current assets	27,668	20,693

Total current assets	2,294,202	2,359,000

Property, plant and equipment, at cost	3,488,233	3,469,525
Less accumulated depreciation and amortization	1,807,692	1,678,113

Net property, plant and equipment	1,680,541	1,791,412
Goodwill	1,389,057	1,411,128
Tradenames	466,613	477,607
Other intangible assets, net	244,321	307,735

Deferred income taxes and other non-current assets	117,176	44,564

	$6,191,910	6,391,446

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
(In thousands, except per share data)
(Unaudited)

	October 2, 2010	December 31, 2009
LIABILITIES AND EQUITY

Current liabilities:
Current portion of long-term debt	$351,486	52,907
Accounts payable and accrued expenses	779,825	831,115

Total current liabilities	1,131,311	884,022
Deferred income taxes	352,228	370,903
Long-term debt, less current portion	1,303,151	1,801,572
Other long-term liabilities	89,720	100,667

Total liabilities	2,876,410	3,157,164

Commitments and contingencies (Notes 12 and 14)
Equity:
Preferred stock, $.01 par value; 60 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 150,000 shares authorized; 79,629 and 79,518 shares issued in 2010 and 2009, respectively	796	795
Additional paid-in capital	1,232,255	1,227,856
Retained earnings	2,138,329	1,998,616
Accumulated other comprehensive income, net	236,377	296,917

	3,607,757	3,524,184

Less treasury stock at cost; 11,031 and 11,034 shares in 2010 and 2009, respectively	323,263	323,361

Total Mohawk Industries, Inc. stockholders’ equity	3,284,494	3,200,823
Noncontrolling interest	31,006	33,459

Total equity	3,315,500	3,234,282

	$6,191,910	6,391,446

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	October 2, 2010	September 26, 2009
Net sales	$1,309,552	1,382,565
Cost of sales	964,620	1,013,106

Gross profit	344,932	369,459
Selling, general and administrative expenses	259,750	301,388

Operating income	85,182	68,071

Other expense (income):
Interest expense	30,046	32,318
Other expense	2,944	4,404
Other income	(1,820)	(6,061)
U.S. customs refund	(5,765)	—

	25,405	30,661

Earnings before income taxes	59,777	37,410
Income tax expense	7,513	2,015

Net earnings	52,264	35,395
Less: Net earnings attributable to noncontrolling interest	1,170	1,047

Net earnings attributable to Mohawk Industries, Inc.	$51,094	34,348

Basic earnings per share attributable to Mohawk Industries, Inc.	$0.74	0.50

Weighted-average common shares outstanding — basic	68,593	68,456

Diluted earnings per share attributable to Mohawk Industries, Inc.	$0.74	0.50

Weighted-average common shares outstanding — diluted	68,773	68,653

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Nine Months Ended
	October 2, 2010	September 26, 2009
Net sales	$4,056,874	3,996,916
Cost of sales	2,995,940	3,106,380

Gross profit	1,060,934	890,536
Selling, general and administrative expenses	832,405	893,671

Operating income (loss)	228,529	(3,135)

Other expense (income):
Interest expense	102,985	92,504
Other expense	2,588	11,739
Other income	(5,451)	(17,327)
U.S. customs refund	(5,765)	—

	94,357	86,916

Earnings (loss) before income taxes	134,172	(90,051)

Income tax benefit	(8,327)	(67,744)

Net earnings (loss)	142,499	(22,307)
Less: Net earnings attributable to noncontrolling interest	2,786	2,971

Net earnings (loss) attributable to Mohawk Industries, Inc.	$139,713	(25,278)

Basic earnings (loss) per share attributable to Mohawk Industries, Inc.	$2.04	(0.37)

Weighted-average common shares outstanding — basic	68,567	68,446

Diluted earnings (loss) per share attributable to Mohawk Industries, Inc.	$2.03	(0.37)

Weighted-average common shares outstanding — diluted	68,764	68,446

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	October 2, 2010	September 26, 2009
Cash flows from operating activities:
Net earnings (loss)	$142,499	(22,307)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Restructuring	12,263	27,626
Depreciation and amortization	222,251	221,177
Deferred income taxes	(12,486)	(22,102)
Loss on extinguishment of debt	7,514	—
Loss (gain) on disposal of property, plant and equipment	(5,105)	318
Stock-based compensation expense	5,224	6,740
Changes in operating assets and liabilities:
Receivables, net	(96,195)	(18,121)
Income tax receivable	74,252	(107,099)
Inventories	(103,944)	232,969
Accounts payable and accrued expenses	(24,775)	86,406
Other assets and prepaid expenses	(1,105)	11,348
Other liabilities	(9,999)	(4,235)

Net cash provided by operating activities	210,394	412,720

Cash flows from investing activities:
Additions to property, plant and equipment	(86,240)	(71,281)
Proceeds from insurance claim	4,614	—
Acquisitions, net of cash acquired	(79,917)	(5,924)

Net cash used in investing activities	(161,543)	(77,205)

Cash flows from financing activities:
Payments on revolving line of credit	—	(394,485)
Proceeds from revolving line of credit	—	331,940
Repayment of senior notes	(199,992)	—
Net change in asset securitization borrowings	—	(47,000)
Borrowings on term loan and other debt	198	6,777
Debt issuance costs	—	(23,528)
Debt extinguishment costs	(7,514)	—
Distribution to noncontrolling interest	(2,984)	(3,877)
Change in outstanding checks in excess of cash	(2,137)	(3,105)
Proceeds from stock transactions	1,126	339

Net cash used in financing activities	(211,303)	(132,939)

Effect of exchange rate changes on cash and cash equivalents	(3,171)	10,050

Net change in cash and cash equivalents	(165,623)	212,626
Cash and cash equivalents, beginning of year	531,458	93,519

Cash and cash equivalents, end of period	$365,835	306,145

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
3. Receivables, net
     Receivables, net are as follows:

	October 2, 2010	December 31, 2009
Customers, trade	$719,366	633,571
Income tax receivable	5,524	72,515
Other	32,324	30,654

	757,214	736,740

Less allowance for discounts, returns, claims and doubtful accounts	59,723	62,809

Receivables, net	$697,491	673,931

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
4. Inventories
     The components of inventories are as follows:

	October 2, 2010	December 31, 2009
Finished goods	$621,497	559,340
Work in process	89,758	84,414
Raw materials	285,016	249,227

Total inventories	$996,271	892,981

5. Goodwill and intangible assets
     The components of goodwill and other intangible assets are as follows:

	Mohawk	Dal-Tile	Unilin	Total
Balances as of December 31, 2009
Goodwill	$199,132	1,186,913	1,352,508	2,738,553
Accumulated impairments losses	(199,132)	(531,930)	(596,363)	(1,327,425)

	—	654,983	756,145	1,411,128

Goodwill recognized during the period	—	—	141	141
Currency translation during the period	—	—	(22,212)	(22,212)

Balances as of October 2, 2010
Goodwill	199,132	1,186,913	1,330,437	2,716,482
Accumulated impairments losses	(199,132)	(531,930)	(596,363)	(1,327,425)

	$—	654,983	734,074	1,389,057

Tradenames
Intangible assets:
Indefinite life assets not subject to amortization:
Balance as of December 31, 2009	$477,607
Currency translation during the period	(10,994)

Balance as of October 2, 2010	$466,613

	Customer
	relationships	Patents	Other	Total
Intangible assets subject to amortization:
Balance as of December 31, 2009	$159,302	147,008	1,425	307,735
Amortization during the period	(34,159)	(17,727)	(90)	(51,976)
Currency translation during the period	(4,901)	(6,526)	(11)	(11,438)

Balance as of October 2, 2010	$120,242	122,755	1,324	244,321

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2010	2009	2010	2009
Amortization expense	$16,996	18,827	51,976	53,880

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
6. Accounts payable and accrued expenses
     Accounts payable and accrued expenses are as follows:

	October 2, 2010	December 31, 2009
Outstanding checks in excess of cash	$15,763	17,900
Accounts payable, trade	389,262	335,401
Accrued expenses	179,065	169,730
Product warranties	38,700	66,545
Accrued interest	32,784	52,743
Income taxes payable	6,134	85,699
Deferred tax liability	2,940	2,836
Accrued compensation and benefits	115,177	100,261

Total accounts payable and accrued expenses	$779,825	831,115

7. Product warranties
     The Company warrants certain qualitative attributes of its products for up to 50 years. The Company records a provision for estimated warranty and related costs in accrued expenses, based on historical experience, and periodically adjusts these provisions to reflect actual experience.
     The provision for warranty obligations is as follows:

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2010	2009	2010	2009
Balance at beginning of period	$44,501	109,848	66,545	56,460
Warranty claims paid during the period	(14,999)	(51,647)	(58,124)	(130,243)
Pre-existing warranty accrual adjustment during the period (1)	—	—	—	110,224
Warranty expense during the period	9,198	20,666	30,279	42,426

Balance at end of period	$38,700	78,867	38,700	78,867

(1)	The adjustment to warranty accruals in 2009 relates to an increased number of warranty claims related to the performance of commercial carpet tiles that used a newer carpet backing technology. The Company discontinued sales of carpet tiles using this backing technology in 2009.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
8. Comprehensive income
     Comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2010	2009	2010	2009
Net earnings (loss)	$52,264	35,395	142,499	(22,307)
Other comprehensive (loss) income:
Foreign currency translation	152,573	75,955	(60,540)	74,920
Unrealized gain on derivative instruments, net of income taxes	—	2,296	—	5,273

Comprehensive income	204,837	113,646	81,959	57,886
Comprehensive income attributable to the noncontrolling interest	(1,170)	(1,047)	(2,786)	(2,971)

Comprehensive income attributable to Mohawk Industries, Inc.	$203,667	112,599	79,173	54,915

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
     The Company granted 40 and 76 options to employees at a weighted-average grant-date fair value of $19.10 and $9.17 per share for the nine months ended October 2, 2010 and September 26, 2009, respectively. The Company recognized stock-based compensation costs related to stock options of $554 ($351 net of taxes) and $1,000 ($633 net of taxes) for the three months ended October 2, 2010 and September 26, 2009, respectively and $1,878 ($1,190 net of taxes) and $3,063 ($1,940 net of taxes) for the nine months ended October 2, 2010 and September 26, 2009, respectively, which has been allocated to selling, general and administrative expenses. Pre-tax unrecognized compensation expense for stock options granted to employees and outside directors, net of estimated forfeitures, was $2,379 as of October 2, 2010, and will be recognized as expense over a weighted-average period of approximately 1.8 years.
     The fair value of the option award is estimated on the date of grant using the Black-Scholes-Merton valuation model. Expected volatility is based on the historical volatility of the Company’s common stock. The Company uses historical data to estimate option exercise and forfeiture rates within the valuation model.
     The Company granted 89 and 114 RSU’s at a weighted-average grant-date fair value of $46.94 and $29.34 per unit for the nine months ended October 2, 2010 and September 26, 2009, respectively. The Company recognized stock-based compensation costs related to the issuance of RSU’s of $1,132 ($717 net of taxes) and $1,101 ($697 net of taxes) for the three months ended October 2, 2010 and September 26, 2009, respectively, and $3,208 ($2,032 net of taxes) and $3,593 ($2,276 net of taxes) for the nine months ended

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
October 2, 2010 and September 26, 2009, respectively, which has been allocated to selling, general and administrative expenses. Pre-tax unrecognized compensation expense for unvested RSU’s granted to employees, net of estimated forfeitures, was $7,736 as of October 2, 2010, and will be recognized as expense over a weighted-average period of approximately 3.2 years.
     The Company granted five restricted stock awards for the nine months ended October 2, 2010. Compensation expense for restricted stock awards for the three and nine months ended October 2, 2010 and September 26, 2009, respectively, was not significant.
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
     Common stock options and RSU’s are included in the diluted EPS calculation using the treasury stock method, if dilutive. Excluded from the computation of diluted EPS for the three months ended October 2, 2010 and September 26, 2009 are stock options to purchase common shares and RSU’s of 1,339 and 1,401, respectively. Excluded from the computation of diluted EPS for the nine months ended October 2, 2010 are stock options to purchase common shares and RSU’s of 1,197. For the nine months ended September 26, 2009, all outstanding common stock options to purchase common shares and RSU’s were excluded from the calculation of diluted loss per share because their effect on loss per common share was anti-dilutive.

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2010	2009	2010	2009
Net earnings (loss) attributable to Mohawk Industries, Inc.	$51,094	34,348	139,713	(25,278)

Weighted-average common shares outstanding-basic and diluted:
Weighted-average common shares outstanding — basic	68,593	68,456	68,567	68,446
Add weighted-average dilutive potential common shares — options and RSU’s to purchase common shares, net	180	197	197	—

Weighted-average common shares outstanding-diluted	68,773	68,653	68,764	68,446

Basic earnings (loss) per share attributable to Mohawk Industries, Inc.	$0.74	0.50	2.04	(0.37)

Diluted earnings (loss) per share attributable to Mohawk Industries, Inc.	$0.74	0.50	2.03	(0.37)

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
     Segment information is as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Net sales:
Mohawk	$713,481	755,904	2,177,646	2,118,025
Dal-Tile	345,074	361,590	1,050,088	1,096,772
Unilin	276,594	281,803	890,859	829,984
Intersegment sales	(25,597)	(16,732)	(61,719)	(47,865)

	$1,309,552	1,382,565	4,056,874	3,996,916

Operating income (loss):
Mohawk	$31,127	16,261	74,100	(142,234)
Dal-Tile	33,913	21,166	77,432	72,626
Unilin	24,640	34,929	93,434	80,622
Corporate and eliminations	(4,498)	(4,285)	(16,437)	(14,149)

	$85,182	68,071	228,529	(3,135)

	October 2, 2010	December 31, 2009
Assets:
Mohawk	$1,652,737	1,582,652
Dal-Tile	1,677,957	1,546,393
Unilin	2,542,233	2,598,182
Corporate and intersegment eliminations	318,983	664,219

	$6,191,910	6,391,446

12. Commitments, contingencies and other
     The Company is involved in litigation from time to time in the regular course of its business. Except as noted below there are no material legal proceedings pending or known by the Company to be contemplated to which the Company is a party or to which any of its property is subject.
     In Shirley Williams et al. v. Mohawk Industries, Inc., four plaintiffs filed a putative class action lawsuit in January 2004 in the United States District Court for the Northern District of Georgia (Rome Division), alleging that they are former and current employees of the Company and that the actions and conduct of the Company, including the employment of persons who are not authorized to work in the United States, have damaged them and the other members of the putative class by suppressing the wages of the Company’s hourly employees in Georgia. The plaintiffs sought a variety of relief, including (a) treble damages; (b) return of any allegedly unlawful profits; and (c) attorney’s fees and costs of litigation. In April 2010, the plaintiffs, the Company and the Company’s insurance carrier agreed to settle the litigation. In July 2010, the District Court

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
approved the settlement. The Company accrued for its portion of the settlement in a prior year. The claims process was completed in the third quarter of 2010.
     On July 1, 2010, Monterrey, Mexico experienced flooding as a result of Hurricane Alex which temporarily interrupted operations at the Company’s Dal-Tile ceramic tile production facility. The plant was fully operational in the latter part of the third quarter of 2010. Prior to the close of the third quarter of 2010, the Company and its insurance carrier agreed to a final settlement of its claim, which included property damage and business interruption for approximately $25,000. The amount included approximately $20,000 to cover costs to repair and/or replace property and equipment and approximately $5,000 to recover lost margin from lost sales. The settlement with the insurance carrier is recorded in cost of sales in the Company’s 2010 condensed consolidated statement of operations. As a result of the insurance settlement, the flooding did not have a material impact on the Company’s results of operations or financial position.
     The Company has received partial refunds from the United States government in reference to settling custom disputes dating back to 1986. Accordingly, the Company realized a gain of $5,765 in other expense (income) for the three and nine months ended October 2, 2010. The Company is pursuing additional recoveries for prior years but there can be no assurances such recoveries will occur. Additional future recoveries, if any, will be recorded as realized.
     The Company believes that adequate provisions for resolution of all contingencies, claims and pending litigation have been made for probable losses and that the ultimate outcome of these actions will not have a material adverse effect on its financial condition but could have a material adverse effect on its results of operations in a given quarter or year.
     The Company recorded pre-tax business restructuring charges of $3,330 and $12,263 for the three months and nine months ended October 2, 2010, respectively, of which $2,309 and $11,095 was recorded as cost of sales and $1,021 and $1,168 was recorded as selling, general and administrative expenses for the same periods. For the three months and nine months ended September 26, 2009, the Company recorded pre-tax business restructuring charges of $16,019 and $31,936, respectively, of which $6,030 and $21,138 was recorded as cost of sales and $9,989 and $10,798 was recorded as selling, general and administrative expenses for the same periods. The charges in 2010 and 2009 primarily relate to the Company’s actions taken to lower its cost structure and improve the efficiency of its manufacturing and distribution operations as the Company adjusts to current economic conditions.
     The restructuring activity for the first nine months of 2010 is as follows:

	Asset			Other
	write-	Lease		restructuring
	downs	impairments	Severance	costs	Total
Balance as of December 31, 2009	$—	21,073	7,824	3,001	31,898
Provisions:
Mohawk segment	2,402	—	792	6,256	9,450
Dal-Tile segment	—	—	1,223	—	1,223
Unilin segment	815	—	775	—	1,590
Cash payments	—	(7,701)	(7,142)	(8,787)	(23,630)
Noncash items	(3,217)	—	—	—	(3,217)

Balance as of October 2, 2010	$—	13,372	3,472	470	17,314

     The Company expects the remaining severance costs, lease impairments and other restructuring costs to be paid over the next one to six years.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
     On July 6, 2010 the Company expanded its international presence with the completion of an equity investment of $79,917 in a leading manufacturer and distributor of ceramic tile in China. The investment was not significant to the Company’s financial condition and was funded using available cash.
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
     During the second quarter of 2010, the Company settled all outstanding income tax matters with the Internal Revenue Service (“IRS”) pertaining to the years 1999 – 2006. As a result of these settlements, the Company made a cash payment of $23,627 to the IRS during the three months ended July 3, 2010. For the nine months ended October 2, 2010, total payments to the IRS relating to the settlements were $59,471, including a previously posted $35,844 cash bond. The Company made a final payment to the IRS of $6,299 in the fourth quarter of 2010, to complete settlement of these years.
     Following the aforementioned settlements, the Company has effectively settled all income tax matters with the IRS related to years prior to 2007. The Company believes it is reasonably possible that the balance of the unrecognized tax benefits could decrease by approximately $9,100 (which includes accrued penalties and interest expense) within the next twelve months due to settlements or expirations of statutes of limitations in various tax jurisdictions.
     A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance as of January 1, 2010	$105,779
Additions based on tax positions related to the current period	1,766
Additions for tax positions of prior years	7,166
Reductions for tax positions of prior years	(9,035)
Settlements with taxing authorities	(65,323)
Effects of foreign currency translation	(1,737)

Balance as of October 2, 2010	$38,616

     The Company will continue to recognize interest and penalties related to unrecognized tax benefits as a component of its income tax provision. As of October 2, 2010, the Company has $18,925 of accrued interest and penalties, excluding the federal tax benefit of interest deductions where applicable. During the first nine months of 2010, the Company reversed accrued interest and penalties of $9,138.
Income tax (benefit) expense
     In accordance with ASC 270-10, formerly Accounting Principles Board Opinion No. 28, “Interim Financial Reporting”, and ASC 740-270, formerly FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods — an interpretation of APB Opinion No. 28”, at the end of each interim period, the

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Company is required to determine its estimated annual effective tax rate and then apply that rate in providing for income taxes on an interim period. However, in certain circumstances where the Company is unable to make a reliable estimate of its annual effective tax rate, ASC 740-270 allows the actual effective tax rate for the interim period to be used. For the three and nine months ended October 2, 2010, the Company estimated its annual effective tax rate and applied that rate in providing for income taxes. For the three and nine months ended September 26, 2009, the Company calculated its effective rate for the nine months ended September 26, 2009 and applied that rate to the interim period results because it was unable to reasonably estimate its annual effective rate due to fluctuations in its annual pre-tax income and loss between quarters, including the effects caused by multiple tax jurisdictions.
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
     At the Company’s election, revolving loans under the ABL Facility bear interest at annual rates equal to either (a) LIBOR for 1, 2, 3 or 6 month periods, as selected by the Company, plus an applicable margin ranging between 2.75% and 3.25%, or (b) the higher of the prime rate, the Federal Funds rate plus 0.5%, or a one-month LIBOR rate, plus an applicable margin ranging between 1.25% and 1.75%. The Company also pays a commitment fee to the lenders under the ABL Facility on the average amount by which the aggregate commitments of the lenders’ exceed utilization of the ABL Facility equal to 0.65% per annum during any quarter that this excess is 50% or more and 0.50% per annum during any quarter that this excess is less than 50%.
     The ABL Facility includes certain affirmative and negative covenants that impose restrictions on the Company’s financial and business operations, including limitations on debt, liens, investments, fundamental changes, asset dispositions, dividends and other similar restricted payments, transactions with affiliates, payments and modifications of certain existing debt, future negative pledges, and changes in the nature of the Company’s business. Many of these limitations are subject to numerous exceptions. The Company is also required to maintain a fixed charge coverage ratio of 1.1 to 1.0 during any period that the unutilized amount available under the ABL Facility is less than 15% of the lenders’ aggregated commitments.
     The ABL Facility is scheduled to mature on September 2, 2013 but the maturity date will accelerate, including the acceleration of any unamortized deferred financing costs, to: (i) October 15, 2010 if the Company’s outstanding 5.75% senior notes due January 15, 2011 have not been repaid, refinanced, defeased or adequately reserved for by the Company, as reasonably determined by the Administrative Agent, prior to October 15, 2010, and (ii) January 15, 2012, if the Company’s outstanding 7.20% senior notes due April 15, 2012 have not been repaid, refinanced, defeased or adequately reserved for by the Company, as reasonably determined by the Administrative Agent, prior to January 15, 2012. The Company can make adequate reserves for such senior notes with unrestricted cash on hand and unutilized borrowing availability under the ABL Facility. On October 14, 2010, subsequent to the balance sheet date, the Company deposited $27,942 of cash

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
in a restricted account under the control of the Administrative Agent and reserved $280,000 on the ABL Facility to repay the 5.75% senior notes due January 15, 2011, which actions were determined by the Administrative Agent to adequately reserve (for purposes of the ABL Facility) for the repayment of such notes.
     As of October 2, 2010, the amount utilized under the ABL Facility was $112,563 resulting in a total of $487,437 available under the ABL Facility. The amount utilized included $53,542 of standby letters of credit guaranteeing the Company’s industrial revenue bonds and $59,021 of standby letters of credit related to various insurance contracts and foreign vendor commitments. As a result of the Company’s action to reserve for payment of the 5.75% senior notes due January 15, 2011, the total available under the ABL Facility as of October 14, 2010 was $207,437.
     On January 17, 2006, the Company issued $500,000 aggregate principal amount of 5.75% notes due 2011 and $900,000 aggregate principal amount of 6.125% notes due 2016. Interest payable on each series of the notes is subject to adjustment if either Moody’s Investors Service, Inc. (“Moody’s”) or Standard & Poor’s Ratings Services (“Standard & Poor’s”), or both, downgrades the rating assigned to the notes. Each rating agency downgrade results in a 0.25% increase in the interest rate, subject to a maximum increase of 1% per rating agency. If later the rating of these notes improves, then the interest rates would be reduced accordingly. Each 0.25% increase in the interest rate of these notes would increase the Company’s interest expense by approximately $63 per quarter per $100,000 of outstanding notes. Currently, the interest rates have been increased by an aggregate amount of 0.75% as a result of downgrades by Moody’s and Standard & Poor’s during 2009.
     In 2002, the Company issued $400,000 aggregate principal amount of its senior 7.20% notes due 2012.
     On April 12, 2010, the Company purchased for cash approximately $200,000 aggregate principal amount of its outstanding 5.75% senior notes due January 15, 2011, at a price equal to 103.5% of the principal amount, which resulted in a premium to tendering noteholders of approximately $7,000. The premium and fees of $514 are included in interest expense on the condensed consolidated statement of operations for the nine months ended October 2, 2010.
15. Fair value
     ASC 825-10, formerly the FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments”, requires disclosures about fair value of financial instruments in interim reporting periods of publicly-traded companies.
     The fair value and carrying value of our debt instruments are detailed as follows:

	October 2, 2010		December 31, 2009
		Carrying		Carrying
	Fair Value	Value	Fair Value	Value
5.75% notes, payable January 15, 2011 interest payable semiannually	$299,739	298,248	508,703	498,240
7.20% senior notes, payable April 15, 2012 interest payable semiannually	423,600	400,000	418,400	400,000
6.125% notes, payable January 15, 2016 interest payable semiannually	934,200	900,000	891,900	900,000
Industrial revenue bonds, capital leases and other	56,389	56,389	56,239	56,239

Total long-term debt	1,713,928	1,654,637	1,875,242	1,854,479
Less current portion	352,977	351,486	52,907	52,907

Long-term debt, less current portion	$1,360,951	1,303,151	1,822,335	1,801,572

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
Overview
     Mohawk Industries, Inc., including its subsidiaries, (the “Company”), is a leading producer of floor covering products for residential and commercial applications in the U.S. and Europe with net sales in 2009 of $5.3 billion. The Company is the second largest carpet and rug manufacturer in the U.S., a leading manufacturer, marketer and distributor of ceramic tile, natural stone and hardwood flooring in the U.S. and a leading producer of laminate flooring in the U.S. and Europe.
     The U.S. floor covering industry experienced declining demand beginning in the fourth quarter of 2006 which worsened considerably during the later parts of 2008 and continued to decline throughout 2009. Overall economic conditions in the U.S. including uncertainty in housing starts and resales continue to create a challenging environment. The Company believes it is well-positioned to take advantage of an economic recovery.
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
     For the third quarter of 2010, net earnings attributable to the Company were $51.1 million, or diluted earnings per share (“EPS”) of $0.74, compared to the net earnings attributable to the Company of $34.3 million or diluted EPS of $0.50 for the third quarter of 2009. The change in EPS is primarily the result of the net effect of price and product mix and the benefits of restructuring actions taken in 2009 and 2010, partially offset by lower sales volume and higher manufacturing costs.
     For the nine months ended October 2, 2010, net earnings attributable to the Company were $139.7 million, or diluted EPS of $2.03, compared to net loss attributable to the Company of $25.3 million or diluted loss per share of $0.37 for the nine months ended September 26, 2009. The change in EPS is primarily the result of lower restructuring charges in 2010 and the pre-tax $110.2 million carpet sales allowance and a $12.4 million inventory write-off recognized in 2009. During 2009, the Company recognized an increased number of warranty claims related to the performance of commercial carpet tiles that used a newer carpet backing technology. The Company discontinued sales of carpet tiles using this backing technology in 2009. The amounts recorded reflect the Company’s best estimate but the actual amount of total claims and related costs could vary from such estimate. The Company now manufactures these types of commercial carpet tiles with a different backing technology that has been used for many years by the Company.
     On July 1, 2010, Monterrey, Mexico experienced flooding as a result of Hurricane Alex which temporarily interrupted operations at the Company’s Dal-Tile ceramic tile production facility. The plant was fully operational in the latter part of the third quarter of 2010. Prior to the close of the third quarter of 2010, the Company and its insurance carrier agreed to a final settlement of its claim, which included property damage and business interruption for approximately $25 million. The amount included approximately $20 million to cover costs to repair and/or replace property and equipment and approximately $5 million to recover lost margin from lost sales. The settlement with the insurance carrier is recorded in cost of sales in the

Company’s 2010 condensed consolidated statement of operations. As a result of the insurance settlement, the flooding did not have a material impact on the Company’s results of operations or financial position.
Results of Operations
Quarter Ended October 2, 2010, as Compared with Quarter Ended September 26, 2009
Net sales
     Net sales for the quarter ended October 2, 2010 were $1,309.6 million, reflecting a decrease of $73.0 million, or 5.3%, from the $1,382.6 million reported for the quarter ended September 26, 2009. The decrease was primarily due to lower sales volume of approximately $94 million, primarily related to continued weakness in the residential market, and unfavorable foreign exchange rates of approximately $21 million, offset by the net effect of price and product mix of approximately $42 million.
     Mohawk Segment — Net sales decreased $42.4 million, or 5.6%, to $713.5 million in the current quarter compared to $755.9 million in the third quarter of 2009. The decrease was primarily driven by lower sales volume of approximately $90 million, primarily related to a combination of continued weakness in the residential market and mix within residential products, partially offset by the net effect of price and product mix of approximately $47 million.
     Dal-Tile Segment — Net sales decreased $16.5 million, or 4.6%, to $345.1 million in the current quarter compared to $361.6 million in the third quarter of 2009. The decrease was primarily driven by lower sales volume of approximately $19 million, primarily related to continued weakness in the residential and commercial markets and lost sales as a result of the flood in Mexico, partially offset by the net effect of price and product mix and the impact of favorable foreign exchange rates.
     Unilin Segment — Net sales decreased $5.2 million, or 1.8%, to $276.6 million in the current quarter compared to $281.8 million in the third quarter of 2009. The decrease was due to unfavorable foreign exchange rates of approximately $22 million and the net effect of price and product mix of approximately $6 million, partially offset by higher sales volume of approximately $23 million.
Gross profit
     Gross profit for the third quarter of 2010 was $344.9 million (26.3% of net sales) and represented a decrease of $24.5 million compared to gross profit of $369.5 million (26.7% of net sales) for the prior year’s third quarter. The decrease in gross profit is primarily attributable to higher manufacturing costs of approximately $48 million, primarily related to higher raw material costs, lower sales volume of approximately $24 million, and unfavorable foreign exchange rates of approximately $6 million, partially offset by the net effect of price and product mix of approximately $40 million, insurance settlement proceeds as a result of the flood in Mexico of approximately $9 million, of which approximately $5 million was related to the recovery of lost margin on lost sales and approximately $4 million related to other reimbursements, and lower restructuring charges of approximately $4 million.
Selling, general and administrative expenses
     Selling, general and administrative expenses for the third quarter of 2010 were $259.8 million (19.8% of net sales), reflecting a decrease of $41.6 million, or 13.8%, compared to $301.4 million (21.8% of net sales) for the prior year’s third quarter. The decrease in selling, general and administrative expenses is primarily driven by various restructuring actions and cost savings initiatives implemented by the Company, including distribution facility consolidations, workforce reductions and productivity improvements.
Operating income
     Operating income for the third quarter of 2010 was $85.2 million (6.5% of net sales) reflecting a $17.1 million increase compared to an operating income of $68.1 million (4.9% of net sales) in the third quarter of 2009. The increase in operating income was primarily due to the net effect of price and product mix of approximately $40 million, lower restructuring charges of approximately $13 million and insurance settlement proceeds as a result of the flood in Mexico of approximately $9 million, of which approximately $5 million was related to the recovery of lost margin on lost sales and approximately $4 million related to other reimbursements, partially offset by lower sales volume of approximately $24 million, higher manufacturing costs of approximately $19 million, primarily related to higher raw material costs and the impact of unfavorable foreign exchange rates of approximately $2 million.
     Mohawk Segment — Operating income was $31.1 million (4.4% of segment net sales) in the third quarter of 2010 reflecting an increase of $14.9 million compared to operating income of $16.3 million (2.2% of segment net sales) in the third quarter of 2009. The increase in operating income was primarily due to the net effect of price and product mix of approximately $41 million, lower restructuring charges of approximately $7 million, partially offset by lower sales volume of approximately $22 million, and higher manufacturing costs of approximately $10 million, primarily related to higher raw material costs.
     Dal-Tile Segment — Operating income was $33.9 million (9.8% of segment net sales) in the third quarter of 2010 reflecting an increase of $12.7 million compared to operating income of $21.2 million (5.9% of segment net sales) for the third quarter of 2009. The increase was primarily driven by the insurance settlement proceeds as a result of the flood in Mexico of approximately $9 million, of which approximately $5 million was related to the recovery of lost margin on lost sales and approximately $4 million related to other reimbursements, lower restructuring charges of approximately $7 million and lower manufacturing and selling, general and administrative expenses of approximately $4 million, partially offset by lower sales volume of approximately $8 million.
     Unilin Segment — Operating income was $24.6 million (8.9% of segment net sales) in the third quarter of 2010 reflecting a decrease of $10.3 million compared to operating income of $34.9 million (12.4% of segment net sales) for the third quarter of 2009. The decrease was primarily driven by the impact of higher manufacturing costs of approximately $13 million, primarily related to higher raw material costs, and the impact of unfavorable foreign exchange rates of approximately $3 million, partially offset by higher sales volume of approximately $7 million.
Interest expense
     Interest expense for the third quarter of 2010 was $30.0 million compared to $32.3 million in the third quarter of 2009. The decrease in interest expense resulted from lower debt levels due to the extinguishment of approximately $200 million aggregate principal amount of the Company’s 5.75% senior notes due January 15, 2011 in the second quarter of 2010, partially offset by higher costs on the Company’s revolving credit facility.
U.S. Customs Refund
     The Company has received partial refunds from the U.S. government in reference to settling custom disputes dating back to 1986. Accordingly, the Company realized a gain of $5.8 million in other expense (income) for the third quarter of 2010. The Company is pursuing additional recoveries for prior years but there can be no assurances such recoveries will occur. Additional future recoveries, if any, will be recorded as realized.
Income tax (benefit) expense
     For the three months ended October 2, 2010, the Company recorded an income tax expense of $7.5 million on earnings before income taxes of $59.8 million, resulting in an effective tax rate of 12.6%, as compared to an income tax expense of $2.0 million on earnings before income taxes of $37.4 million for an effective tax rate of 5.4% for the three months ended September 26, 2009. For the three months ended October 2, 2010, the Company was able to estimate its annual effective tax rate and applied that rate in providing for income taxes. For the three months ended September 26, 2009, the Company was unable to reasonably estimate its annual effective rate due to fluctuations in its annual pre-tax income and loss between quarters, including the effects caused by multiple tax jurisdictions, and therefore calculated its effective rate for the nine months ended September 26, 2009, and applied that rate to the interim period results. This effective tax rate accounting convention, permitted by ASC 740-270, and the geographic dispersion of the Company’s earnings and losses for the period are the primary causes of the effective tax rate difference.

Nine Months Ended October 2, 2010, as Compared with Nine Months Ended September 26, 2009
Net sales
     Net sales for the nine months ended October 2, 2010 were $4,056.9 million, reflecting an increase of $60.0 million, or 1.5%, from the $3,996.9 million reported for the nine months ended September 26, 2009. Included in net sales for the nine months of 2009 is a carpet sales allowance of $110.2 million. For the first nine months of 2010, sales increased approximately $89 million due to additional shipping days as compared to 2009. This increase was offset by lower sales volume of approximately $100 million, primarily related to continued weakness in the residential and commercial real estate market, the net effect of price and product mix of approximately $22 million, as customers traded down to lower priced products, and unfavorable foreign exchange impact of approximately $18 million.
     Mohawk Segment — Net sales increased $59.6 million, or 2.8%, to $2,177.6 million in the current nine months compared to $2,118.0 million in the first nine months of 2009. Included in net sales for the first nine months of 2009 is a carpet sales allowance of $110.2 million. For the first nine months of 2010, sales decreased due to lower sales volume of approximately $147 million primarily related to continued weakness in the residential market, partially offset by approximately $52 million due to the net effect of price and product mix and higher sales volume of approximately $45 million due to additional shipping days in 2010 as compared to 2009.
     Dal-Tile Segment — Net sales decreased $46.7 million, or 4.3%, to $1,050.1 million in the current nine months compared to $1,096.8 million in the first nine months of 2009. The decrease was primarily driven by the net effect of price and product mix of approximately $46 million, as customers traded down to lower priced products and a decrease in sales volume of approximately $29 million primarily related to continued weakness in the commercial and residential real estate markets, partially offset by higher sales of approximately $21 million due to additional shipping days in 2010 compared to 2009 and by approximately $8 million due to favorable foreign exchange rates.
     Unilin Segment — Net sales increased $60.9 million, or 7.3%, to $890.9 million in the current nine months compared to $830.0 million in the first nine months of 2009. The increase was driven by higher sales volume of approximately $91 million and higher sales of approximately $23 million due to additional shipping days in 2010 as compared to 2009, partially offset by the net effect of price and product mix of approximately $27 million, as customers traded down to lower priced products, and the impact of unfavorable foreign exchange rates of approximately $26 million.
Gross profit
     Gross profit for the first nine months of 2010 was $1,060.9 million (26.2% of net sales) and represented an increase of $170.4 million compared to gross profit of $890.5 million (22.3% of net sales) for the prior year’s first nine months. Gross profit for the first nine months of 2009 includes a carpet sales allowance of $110.2 million and inventory write-off of $12.4 million and the unfavorable impact of higher raw material costs flowing through cost of sales of approximately $62 million. For the first nine months of 2010, gross profit was favorably impacted by the net effect of price and product mix of approximately $16 million, lower restructuring charges of approximately $10 million and insurance settlement proceeds as a result of the flood in Mexico of approximately $9 million, of which approximately $5 million was related to the recovery of lost margin on lost sales and approximately $4 million related to other reimbursements, partially offset by higher manufacturing costs of approximately $44 million, primarily related to higher raw material costs, and the impact of unfavorable foreign exchange rates of approximately $6 million.
Selling, general and administrative expenses
     Selling, general and administrative expenses for the first nine months of 2010 were $832.4 million (20.5% of net sales), reflecting a decrease of $61.3 million, or 6.9%, compared to $893.7 million (22.4% of net sales) for the prior year’s first nine months. The decrease in selling, general and administrative expenses is primarily driven by various restructuring actions and cost savings initiatives implemented by the Company, including distribution facility consolidations, workforce reductions and productivity improvements, to align such expenses with the Company’s current sales volumes.
Operating income (loss)
     Operating income for the first nine months of 2010 was $228.5 million (5.6% of net sales) reflecting a $231.7 million increase compared to an operating loss of $3.1 million in the first nine months of 2009. Operating loss for the first nine months of 2009 includes a carpet sales allowance and inventory write-off of $122.6 million and the unfavorable impact of higher raw material costs flowing through cost of sales of approximately $62 million. For the first nine months of 2010, operating income was favorably impacted by lower restructuring charges of approximately $20 million, the net effect of price and product mix of approximately $16 million, insurance settlement proceeds as a result of the flood in Mexico of approximately $9 million, of which approximately $5 million was related to the recovery of lost margin on lost sales and approximately $4 million related to other reimbursements, and lower manufacturing and selling, general and administrative expenses of approximately $5 million, partially offset by the impact of unfavorable foreign exchange rates of approximately $4 million.
     Mohawk Segment — Operating income was $74.1 million (3.4% of segment net sales) in the first nine months of 2010 reflecting an increase of $216.3 million compared to operating loss of $142.2 million in the first nine months of 2009. Operating loss for the first nine months of 2009 includes a carpet sales allowance and inventory write-off of $122.6 million and the unfavorable impact of higher raw material costs flowing through cost of sales of approximately $62 million. For the first nine months of 2010, operating income was favorably impacted by the net effect of price and product mix of approximately $59 million and partially offset by lower sales volume of approximately $27 million.
     Dal-Tile Segment — Operating income was $77.4 million (7.4% of segment net sales) in the first nine months of 2010 reflecting an increase of $4.8 million compared to operating income of $72.6 million (6.6% of segment net sales) for the first nine months of 2009. The increase was primarily driven by lower manufacturing and selling, general and administrative expenses of approximately $20 million, insurance settlement proceeds as a result of the flood in Mexico of approximately $9 million, of which approximately $5 million was related to the recovery of lost margin on lost sales and approximately $4 million related to other reimbursements, and lower restructuring charges of approximately $7 million, partially offset by the net effect of price and product mix of approximately $28 million and lower sales volume of approximately $4 million.
     Unilin Segment — Operating income was $93.4 million (10.5% of segment net sales) in the first nine months of 2010 reflecting an increase of $12.8 million compared to operating income of $80.6 million (9.7% of segment net sales) for the first nine months of 2009. The increase was primarily driven by higher sales volume of approximately $33 million and lower restructuring charges of approximately $14 million, partially offset by the net effect of price and product mix of approximately $15 million, higher manufacturing costs of approximately $14 million, primarily related to higher raw material costs, and unfavorable foreign exchange rates of approximately $5 million.
Interest expense
     Interest expense for the first nine months of 2010 was $103.0 million compared to $92.5 million in the first nine months of 2009. The increase in interest expense resulted from the $7.5 million premium and fees related to the extinguishment of approximately $200 million aggregate principal amount of the Company’s 5.75% senior notes due January 15, 2011, higher costs on the Company’s revolving credit facility and higher interest rates on the Company’s notes, partially offset by the impact of lower debt levels.
U.S. Customs Refund
     The Company has received partial refunds from the U.S. government in reference to settling custom disputes dating back to 1986. Accordingly, the Company realized a gain of $5.8 million in other expense (income) for the first nine months of 2010. The Company is pursuing additional recoveries for prior years but there can be no assurances such recoveries will occur. Additional future recoveries, if any, will be recorded as realized.

Income tax benefit
     For the nine months ended October 2, 2010, the Company recorded an income tax benefit of $8.3 million on earnings before income taxes of $134.2 million compared to a benefit of $67.7 million on loss before income taxes of $90.1 million for the nine months ended September 26, 2009. The difference in the effective tax rate for the comparative period is primarily due to the benefit from the settlement of certain tax contingencies of approximately $30 million recognized in the current year; the ability of the Company to estimate its annual effective tax rate for the nine months ended October 2, 2010, versus the inability of the Company to estimate its annual effective tax rate for the nine months ended September 26, 2009; and the geographical dispersion of earnings and losses for the period.
Liquidity and Capital Resources
     The Company’s primary capital requirements are for working capital, capital expenditures and acquisitions. The Company’s capital needs are met primarily through a combination of internally generated funds, bank credit lines, term and senior notes and credit terms from suppliers.
     Cash flows provided by operating activities for the first nine months of 2010 were $210.4 million compared to cash flows provided by operations of $412.7 million in the first nine months of 2009. The decrease in operating cash flows for 2010 as compared to 2009 is primarily attributable to higher working capital requirements as the Company’s inventory levels stabilize to meet current market conditions, partially offset by higher earnings.
     Net cash used in investing activities for the first nine months of 2010 was $161.5 million compared to $77.2 million in the first nine months of 2009. The increase is due to the Company’s $79.9 million equity investment in a leading manufacturer and distributor of ceramic tile in China. Capital spending during the remainder of 2010, excluding acquisitions, is expected to range from $65 million to $75 million and is intended to be used primarily to purchase equipment and to streamline manufacturing capacity.
     Net cash used in financing activities for the first nine months of 2010 was $211.3 million compared to net cash used in financing activities of $132.9 million in the first nine months of 2009. The change in cash used in financing activities as compared to the first nine months of 2009 is primarily attributable to higher debt repayments in 2010 compared to 2009.
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
     At the Company’s election, revolving loans under the ABL Facility bear interest at annual rates equal to either (a) LIBOR for 1, 2, 3 or 6 month periods, as selected by the Company, plus an applicable margin ranging between 2.75% and 3.25%, or (b) the higher of the prime rate, the Federal Funds rate plus 0.5%, or a one-month LIBOR rate, plus an applicable margin ranging between 1.25% and 1.75%. The Company also pays a commitment fee to the lenders under the ABL Facility on the average amount by which the aggregate commitments of the lenders’ exceed utilization of the ABL Facility equal to 0.65% per annum during any quarter that this excess is 50% or more and 0.50% per annum during any quarter that this excess is less than 50%.
     The ABL Facility includes certain affirmative and negative covenants that impose restrictions on the Company’s financial and business operations, including limitations on debt, liens, investments, fundamental changes, asset dispositions, dividends and other similar restricted payments, transactions with affiliates, payments and modifications of certain existing debt, future negative pledges, and changes in the nature of the Company’s business. Many of these limitations are subject to numerous exceptions. The Company is also required to maintain a fixed charge coverage ratio of 1.1 to 1.0 during any period that the unutilized amount available under the ABL Facility is less than 15% of the lenders’ aggregated commitments.
     The ABL Facility is scheduled to mature on September 2, 2013 but the maturity date will accelerate, including the acceleration of any unamortized deferred financing costs, to: (i) October 15, 2010 if the Company’s outstanding 5.75% senior notes due January 15, 2011 have not been repaid, refinanced, defeased or adequately reserved for by the Company, as reasonably determined by the Administrative Agent, prior to October 15, 2010, and (ii) January 15, 2012, if the Company’s outstanding 7.20% senior notes due April 15, 2012 have not been repaid, refinanced, defeased or adequately reserved for by the Company, as reasonably determined by the Administrative Agent, prior to January 15, 2012. The Company can make adequate reserves for such senior notes with unrestricted cash on hand and unutilized borrowing availability under the ABL Facility. On October 14, 2010, subsequent to the balance sheet date, the Company deposited $27.9 million of cash in a restricted account under the control of the Administrative Agent and reserved $280.0 million on the ABL Facility to repay the 5.75% senior notes due January 15, 2011, which actions were determined by the Administrative Agent to adequately reserve (for purposes of the ABL Facility) for the repayment of such notes.
     As of October 2, 2010, the amount utilized under the ABL Facility was $112.6 million resulting in a total of $487.4 million available under the ABL Facility. The amount utilized included $53.5 million of standby letters of credit guaranteeing the Company’s industrial revenue bonds and $59.0 million of standby letters of credit related to various insurance contracts and foreign vendor commitments. As a result of the Company’s action to reserve for payment of the 5.75% senior notes due January 15, 2011, the total available under the ABL Facility as of October 14, 2010 was $207.4 million.
     On January 17, 2006, the Company issued $500.0 million aggregate principal amount of 5.75% notes due 2011 and $900.0 million aggregate principal amount of 6.125% notes due 2016. Interest payable on each series of the notes is subject to adjustment if either Moody’s Investors Service, Inc. (“Moody’s”) or Standard & Poor’s Ratings Services (“Standard & Poor’s”), or both, downgrades the rating assigned to the notes. Each rating agency downgrade results in a 0.25% increase in the interest rate, subject to a maximum increase of 1% per rating agency. If later the rating of these notes improves, then the interest rates would be reduced accordingly. Each 0.25% increase in the interest rate of these notes would increase the Company’s interest expense by approximately $0.1 million per quarter per $100 million of outstanding notes. Currently, the interest rates have been increased by an aggregate amount of 0.75% as a result of downgrades by Moody’s and Standard & Poor’s during 2009. Additional downgrades in the Company’s credit ratings could further increase the cost of its existing credit and adversely affect the cost of and ability to obtain additional credit in the future.
     On April 12, 2010, the Company purchased for cash approximately $200 million aggregate principal amount of its outstanding 5.75% senior notes due January 15, 2011 at a price equal to 103.5% of the principal amount, which resulted in a premium to tendering noteholders of approximately $7 million. The debt extinguishment will result in a decrease in interest expense of approximately $10 million over the remaining term of the notes. In connection with the extinguishment, the Company paid approximately $0.5 million in fees and accelerated the remaining deferred financing costs incurred in the original issuance of the notes that were purchased by the Company. The premium and fees associated with the cash tender are included in interest expense on the condensed consolidated statement of operations for the nine months ended October 2, 2010.
     In 2002, the Company issued $400.0 million aggregate principal amount of its senior 7.20% notes due 2012.
     As of October 2, 2010, the Company had invested cash of $310.4 million in money market AAA rated cash investments of which $149.7 million was in North America and $160.7 million was in Europe. The

Company believes that its cash and cash equivalents on hand, cash generated from operations and availability under its ABL Facility will be sufficient to meet its capital expenditure and working capital requirements over the next twelve months.
     The Company may from time to time seek to retire its outstanding debt through cash purchases in the open market, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amount involved may be material.
Contractual Obligations
     There have been no significant changes to the Company’s contractual obligations as disclosed in the Company’s 2009 Annual Report filed on Form 10-K except for a reduction of approximately $200 million for the April 12, 2010 debt extinguishment on the Company’s 5.75% senior notes due January 15, 2011, and for a reduction of $58.5 million and $8.7 million in the current and non-current portion of uncertain tax positions as discussed above in the quarterly discussion of income tax (benefit) expense.
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
     In Shirley Williams et al. v. Mohawk Industries, Inc., four plaintiffs filed a putative class action lawsuit in January 2004 in the United States District Court for the Northern District of Georgia (Rome Division), alleging that they are former and current employees of the Company and that the actions and conduct of the Company, including the employment of persons who are not authorized to work in the United States, have damaged them and the other members of the putative class by suppressing the wages of the Company’s hourly employees in Georgia. The plaintiffs sought a variety of relief, including (a) treble damages; (b) return of any allegedly unlawful profits; and (c) attorney’s fees and costs of litigation. In April 2010, the plaintiffs, the Company and the Company’s insurance carrier agreed to settle the litigation. In July 2010, the District Court approved the settlement. The Company accrued for its portion of the settlement in a prior year. The claims process was completed in the third quarter of 2010.
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
     Uncertainty in the credit markets could affect the overall availability and cost of credit. Despite recent improvement in overall economic conditions, the impact of the recent economic downturn on our ability to obtain financing, including any financing necessary to refinance our existing senior unsecured notes, in the future, and the cost and terms of it, remains uncertain. These and other economic factors could have a material adverse effect on demand for our products and on our financial condition and operating results. Further, these generally negative economic and business conditions may factor into our periodic credit ratings assessment by either or both Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services. The rating agency’s evaluation is based on a number of factors, which include scale and diversification, brand strength, profitability, leverage, liquidity and interest coverage. During 2009, our senior unsecured notes were downgraded by the rating agencies, which will increase the Company’s interest expense by approximately $0.2 million per quarter per $100 million of outstanding notes and could adversely affect the cost of and ability to obtain additional credit in the future. Additional downgrades in the Company’s credit ratings could further increase the cost of its existing credit and adversely affect the cost of and ability to obtain additional credit in the future, and the Company can provide no assurances that additional downgrades will not occur.
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
     The Company’s outstanding 5.75% senior notes in the aggregate amount of $298.2 million as of October 2, 2010, are due January 15, 2011. Additionally, the Company’s outstanding 7.20% senior notes in the aggregate amount of $400.0 million are due April 15, 2012. The ABL Facility is scheduled to mature on September 2, 2013 but the maturity date will accelerate, including the acceleration of any unamortized deferred financing costs, to January 15, 2012, if the Company’s outstanding 7.20% senior notes due April 15, 2012 have not been repaid, refinanced, defeased or adequately reserved for by the Company, as reasonably determined by the Administrative Agent, prior to January 15, 2012 and would have accelerated to October 15, 2010 in the absence of the Company’s actions described below to reserve for repayment of the Company’s outstanding 5.75% senior notes due January 15, 2011. The Company can make adequate reserves for such senior notes with unrestricted cash on hand and unutilized borrowing availability under the ABL Facility. On October 14, 2010, subsequent to the balance sheet date, the Company deposited $27.9 million of cash in a restricted account under the control of the Administrative Agent and reserved $280.0 million on the ABL Facility to reserve for the repayment of the aforementioned debt due January 15, 2011. While the Company currently has access to other financing sources, including public debt markets, to satisfy the January 15, 2012 requirements under the ABL Facility and the subsequent repayment of the 7.20% senior notes due April 15, 2012, there can be no assurances that we will be able to complete any necessary financing transactions prior to the relevant date under the ABL Facility or the April 15, 2012 maturity date.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     None.

Item 3.	Defaults Upon Senior Securities
     None.

Item 4.	(Removed and Reserved)
     None.

Item 5.	Other Information
     None.

Item 6.	Exhibits

No.	Description

31.1	Certification Pursuant to Rule 13a-14(a).

31.2	Certification Pursuant to Rule 13a-14(a).

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOHAWK INDUSTRIES, INC.
(Registrant)

Dated: November 5, 2010	By:	/s/	Jeffrey S. Lorberbaum

JEFFREY S. LORBERBAUM
Chairman and Chief Executive Officer
(principal executive officer)

Dated: November 5, 2010	By:	/s/	Frank H. Boykin

FRANK H. BOYKIN
Chief Financial Officer
(principal financial officer)