Form 10-K
period 2010-12-31
MOHAWK INDUSTRIES INC
filed 2011-03-01
CIK 851968

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[Mark One]
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the Common Stock of the Registrant held by non-affiliates (excludes beneficial owners of more than 10% of the Common Stock) of the Registrant (47,891,122 shares) on July 2, 2010 (the last business day of the Registrant’s most recently completed fiscal second quarter) was $2,116,308,681. The aggregate market value was computed by reference to the closing price of the Common Stock on such date.

Number of shares of Common Stock outstanding as of February 21, 2011: 68,645,180 shares of Common Stock, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2011 Annual Meeting of Stockholders-Part III.

		Page
		No.

PART I
Item 1.	Business	3
Item 1A.	Risk Factors	9
Item 1B.	Unresolved Staff Comments	16
Item 2.	Properties	17
Item 3.	Legal Proceedings	17
Item 4.	(Removed and Reserved)	18

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	18
Item 6.	Selected Financial Data	19
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 8.	Consolidated Financial Statements and Supplementary Data	34
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	66
Item 9A.	Controls and Procedures	66
Item 9B.	Other Information	66

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	67
Item 11.	Executive Compensation	67
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	67
Item 13.	Certain Relationships and Related Transactions, and Director Independence	67
Item 14.	Principal Accounting Fees and Services	67

PART IV
Item 15.	Exhibits and Financial Statement Schedules	68
EX-10.19
EX-21
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I

Item 1.	Business

General

Mohawk Industries, Inc. (“Mohawk” or the “Company”), a term which includes the Company and its subsidiaries, including its primary operating subsidiaries, Mohawk Carpet, LLC, Dal-Tile Corporation and Unilin BVBA, is a leading producer of floor covering products for residential and commercial applications in the United States (“U.S.”) and residential applications in Europe. The Company is the second largest carpet and rug manufacturer and one of the largest manufacturers, marketers and distributors of ceramic tile, natural stone and hardwood flooring in the U.S., as well as a leading producer of laminate flooring in the U.S. and Europe. The Company had annual net sales in 2010 of $5.3 billion. Approximately 84% of this amount was generated by sales in North America and approximately 16% was generated by sales outside North America. The Company has three reporting segments: the Mohawk segment, the Dal-Tile segment and the Unilin segment. Selected financial information for the Mohawk, Dal-Tile and Unilin segments, geographic net sales and the location of long-lived assets is set forth in note 15 to the consolidated financial statements.

The Mohawk segment designs, manufactures, sources, distributes and markets its floor covering product lines, which include carpets, ceramic tile, laminate, rugs, carpet pad, hardwood and resilient, in a broad range of colors, textures and patterns for residential and commercial applications in both new construction and remodeling. The Mohawk segment markets and distributes its carpets and rugs under its soft surface floor covering brands and ceramic tile, laminate, hardwood and resilient under its hard surface floor covering brands. The Mohawk segment positions its products in all price ranges and emphasizes quality, style, performance and service. The Mohawk segment is widely recognized through its premier brand names, which include “Mohawk®,” “Aladdin®,” “Mohawk ColorCenters®,” “Mohawk Floorscapes®,” “Portico®,” “Mohawk Home®,” “Bigelow®,” “Durkan®,” “Horizon®,” “Karastan®,” “Lees®” and “Merit®”. The Mohawk segment markets and distributes soft and hard surface products through over 24,000 customers, which include independent floor covering retailers, home centers, mass merchandisers, department stores, commercial dealers and commercial end users. Some products are also marketed through private labeling programs. The Mohawk segment’s soft surface operations are vertically integrated from the extrusion of resin to the manufacturing and distribution of finished carpets and rugs.

The Dal-Tile segment designs, manufactures, sources, distributes and markets a broad line of ceramic tile, porcelain tile, natural stone and other products used in the residential and commercial markets for both new construction and remodeling. Most of the Dal-Tile segment’s ceramic tile products are marketed under the “Dal-Tile®” and “American Olean®” brand names and sold through Company-owned sales service centers, independent distributors, home center retailers, tile and flooring retailers and contractors. The Dal-Tile segment operations are vertically integrated from the production of raw material for body and glaze preparation to the manufacturing and distribution of ceramic and porcelain tile.

The Unilin segment designs, manufactures, sources, licenses, distributes and markets laminate and hardwood flooring used primarily in the residential market for both new construction and remodeling in Europe and the U.S. Unilin is one of the leaders in laminate flooring technology, having commercialized direct pressure laminate, or DPL, a technology used in a majority of laminates today, and has developed the patented UNICLIC® glueless installation system and a variety of other new technologies, such as beveled edges, multiple length planks and new surface and finish features. Unilin sells its flooring products under the Quick-Step®, Columbia Flooring®, Century Flooring®, and Universal Flooring® brands through retailers, independent distributors and home centers. Unilin is one of the largest vertically-integrated laminate flooring manufacturers in the U.S. producing both laminate flooring and related high density fiberboard. Unilin also produces roofing systems, insulation panels and other wood products.

Industry

The U.S. floor covering industry has declined from $18.8 billion in sales in 1999 to $17.1 billion in 2009. In 2009, the primary categories of the U.S. floor covering industry, based on sales dollars, were carpet and rug

(55%), resilient and rubber (12%), ceramic tile (11%), hardwood (11%), stone (6%) and laminate (5%). Each of these categories are influenced by the average selling price per square foot, the residential builder and homeowner remodeling markets, housing starts and housing resales, average house size and home ownership. In addition, the level of sales in the floor covering industry, both in the U.S. and Europe, is influenced by consumer confidence, spending for durable goods, interest rates and availability of credit, turnover in housing, the condition of the residential and commercial construction industries and the overall strength of the economy. The U.S. floor covering industry experienced declining demand beginning in the fourth quarter of 2006 that worsened during the latter parts of 2008, and continued to decline in 2009. In the first half of 2010 demand showed signs of recovering, but first half gains were lost in the second half of the year. Overall industry conditions in the U.S. are expected to improve during 2011, although the timing and size of a sustained recovery within the market remains uncertain.

Domestic carpet and rug sales volume of U.S. manufacturers was approximately 1.2 billion square yards, or $9.3 billion, in 2009. The carpet and rugs category has two primary markets, residential and commercial. In 2009, the residential market made up approximately 69% of industry amounts shipped and the commercial market comprised approximately 31%. Of the total residential market, 73% of the dollar values of shipments are made in response to residential replacement demand.

The U.S. ceramic tile industry shipped 1.8 billion square feet, or $1.9 billion, in 2009. The ceramic tile industry’s two primary markets, residential applications and commercial applications, represent 58% and 42% of the 2009 industry total, respectively. Of the total residential market, 55% of the dollar values of shipments are made in response to residential replacement demand.

In 2009, the U.S. laminate industry shipped 0.9 billion square feet, or $0.9 billion. The laminate industry’s two primary markets, residential applications and commercial applications, represent 88% and 12% of the 2009 industry total, respectively. Sales of U.S. laminate flooring are primarily distributed through the residential replacement market. In 2009, the European laminate industry produced approximately 5.0 billion square feet which accounted for approximately 15% of the European floor covering market.

In 2009, the U.S. stone flooring industry shipped 0.3 billion square feet, representing a market of approximately $1.1 billion. The stone flooring industry’s two primary markets, residential applications and commercial applications, represent 53% and 47% of the 2009 industry total, respectively. Sales of U.S. stone flooring are primarily distributed to the residential market for both new construction and residential replacement.

In 2009, the U.S. hardwood industry shipped 0.8 billion square feet, representing a market of approximately $1.8 billion. The hardwood industry’s two primary markets, residential applications and commercial applications, represent 80% and 20% of the 2009 industry total, respectively. Sales of U.S. hardwood are primarily distributed to the residential market for both new construction and residential replacement.

In 2009, the U.S. resilient and rubber industry shipped 3.3 billion square feet, representing a market of approximately $2.1 billion. The resilient and rubber industry’s two primary markets, residential applications and commercial applications, represent 46% and 54% of the 2009 industry total, respectively. Sales of U.S. resilient are distributed to the residential market for both new construction and residential replacement.

Sales and Distribution

Mohawk Segment

Through its Mohawk segment, the Company designs, manufactures, distributes and markets thousands of styles of carpet and rugs in a broad range of colors, textures and patterns. In addition, the Mohawk segment markets and distributes ceramic tile, laminate, hardwood, resilient floor covering, carpet pad and flooring accessories. The Mohawk segment positions product lines in all price ranges and emphasizes quality, style, performance and service. The Mohawk segment markets and distributes its soft and hard surface product lines to over 24,000 customers, which include independent floor covering retailers, home centers, mass merchandisers, department stores, commercial dealers and commercial end users. Some products are also marketed through private labeling programs. Sales to residential customers represent a significant portion of the total industry and the majority of the Company’s carpet and rug sales.

The Company has positioned its premier residential carpet and rug brand names across all price ranges. Mohawk, Horizon, “WundaWeve®,” and Karastan are positioned to sell primarily in the medium-to-high retail price channels in the residential broadloom and rug markets. These lines have substantial brand name recognition among carpet dealers and retailers, with the Karastan and Mohawk brands having among the highest consumer recognition in the industry. Karastan is a leader in the high-end market. The Aladdin and Mohawk Home brand names compete primarily in the value retail price channel. The Portico and “Properties®” brand names compete primarily in the builder and multi-family markets, respectively. The Company markets its hard surface product lines, which include Mohawk Ceramic, Mohawk Hardwood, Mohawk Laminate and Congoleum across all price ranges.

The Company offers marketing and advertising support through dealer programs like Mohawk Floorscapes, Mohawk ColorCenter, and Karastan. These programs offer varying degrees of support to dealers in the form of sales and management training, in-store merchandising systems, exclusive promotions and assistance in certain administrative functions, such as consumer credit, advertising and website technology.

The commercial customer base is divided into several channels: corporate office space, education institutions, healthcare facilities, retail space, public space and institutional and government facilities. Different purchase decision makers and decision-making processes exist for each channel. The Company produces and markets its commercial broadloom and modular carpet tile under The Mohawk Group brand which includes these brand collections: Bigelow, Lees, and “Karastan Contract®.” It markets its hospitality carpet under the Durkan brand which includes the Merit collection of hospitality carpet.

The Company’s sales forces are generally organized by product type and sales channels in order to best serve each type of customer. Product delivery to dealers is done predominantly on Mohawk trucks operating from strategically positioned warehouses/cross-docks that receive inbound product directly from the source of manufacture.

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

The Company serves as a “one-stop” source that provides customers with one of the ceramic tile industry’s broadest product lines — a complete selection of glazed floor tile, glazed wall tile, glazed and unglazed ceramic mosaic tile, porcelain tile, quarry tile and stone products, as well as installation products. In addition to products manufactured by the Company’s ceramic tile business, the Company also sources products from other manufacturers to enhance its product offering.

The Company has two of the leading brand names in the U.S. ceramic tile industry— Dal-Tile and American Olean. The Dal-Tile and American Olean brand names date back over 50 years and are well recognized in the industry. Both of these brands are supported by a fully integrated marketing program, displays, merchandising boards, literature/catalogs and internet websites.

A network of Company-owned sales service centers distributes primarily the Dal-Tile brand product with a fully integrated marketing program, emphasizing a focus on quality and fashion serving customers in the U.S., Canada and Puerto Rico. The sales service centers provide distribution points for customer pick-up, local delivery and showrooms to assist customers. In addition, the Dal-Tile brand is distributed through independent distributors in Mexico. The American Olean brand is primarily distributed through independent distributors and Company-owned sales service centers that service a variety of residential and commercial customers. The Company is focused on sales growth opportunities through innovative products and programs in both the residential and commercial channels.

The Company uses regional distribution centers to help deliver high-quality customer service by focusing on shorter lead times, increased order fill rates and improved on-time deliveries to customers.

Unilin Segment

The Unilin segment designs, manufactures, sources, licenses, distributes and markets laminate and hardwood flooring. It also designs and manufactures roofing systems, insulation panels and other wood products in Europe. Products are distributed through separate distribution channels consisting of retailers, independent distributors and home centers. Unilin U.S. operations also manufacture Mohawk branded laminate and hardwood flooring, which sells through the Mohawk channel. The majority of Unilin’s laminate sales, both in the U.S. and Europe, are for residential replacement. The business is organized to address the specific customer needs of each distribution channel.

The Unilin segment markets and sells laminate and hardwood flooring products under the Quick-Step, Columbia Flooring, Century Flooring, and Universal Flooring brands. In addition, Unilin also sells laminate and hardwood flooring products under private label. The Company believes Quick-Step is one of the leading brand names in the U.S. and European flooring industry.

In the U.S., Europe and Asia the Company uses regional distribution centers and direct shipping from manufacturing facilities to help deliver high-quality customer service and also enhance the Company’s ability to plan and schedule production and manage inventory requirements.

Advertising and Promotion

The Company promotes its brands through advertising in television, print, social and internet media as well as in the form of cooperative advertising, point-of-sale displays, advertising and sponsorship of a cycling team, and marketing literature provided to assist in marketing various flooring styles. The Company also continues to rely on the substantial brand name recognition of its product lines. The cost of producing display samples, a significant promotional expense, is partially offset by sales of samples to customers.

Manufacturing and Operations

Mohawk Segment

The Company’s carpet and rug manufacturing operations are vertically integrated and include the extrusion of resin and post-consumer plastics into polypropylene, polyester, nylon and triexta fiber, yarn processing, backing manufacturing, tufting, weaving, dyeing, coating and finishing. Over the past three years, the Mohawk Segment has invested in capital expenditures, principally in state-of-the-art equipment, to increase manufacturing efficiency, improve overall cost competitiveness and develop new capabilities.

Dal-Tile Segment

The Company’s tile manufacturing operations are vertically integrated from the production of raw material for body and glaze preparation to the manufacturing and distribution of ceramic and porcelain tile. The Company believes that its manufacturing organization offers competitive advantages due to its ability to manufacture a differentiated product line consisting of one of the industry’s broadest product offerings of colors, textures and finishes, as well as the industry’s largest offering of trim and angle pieces and its ability to utilize the industry’s newest technology. In addition, Dal-Tile also imports or sources a portion of its product to supplement its product offerings. Over the past three years, the Dal-Tile segment has invested in capital expenditures, principally in state-of-the-art equipment, to increase manufacturing capacity, improve efficiency and develop new capabilities.

Unilin Segment

The Company’s laminate flooring manufacturing operations are vertically integrated, both in the U.S. and in Europe, and include high-density fiberboard (“HDF”) production, paper impregnation, short-cycle pressing, cutting and milling. The European operations also include resin production. Unilin has state-of-the-art equipment that results in competitive manufacturing in terms of cost and flexibility. Most of the equipment for the production of laminate flooring in Belgium and North Carolina is relatively new. In addition, Unilin has significant manufacturing capability for both engineered and prefinished solid wood flooring for the U.S. and European markets. Over the past three years, the Unilin segment has invested in capital expenditures, principally in new plants and state-of-the-art equipment, to increase manufacturing capacity, improve efficiency and develop new capabilities.

The manufacturing facilities for other activities in the Unilin business (roofing systems, insulation panels and other wood products) are all configured for cost-efficient manufacturing and production flexibility and are competitive in the European market.

Raw Materials and Suppliers

Mohawk Segment

The principal raw materials used in the production of carpet and rugs are nylon, polypropylene, triexta, polyester, wool, synthetic backing materials, latex and various dyes and chemicals, many of which are petroleum based. Major raw materials used in the Company’s manufacturing process are available from independent sources, and the Company obtains most of its externally purchased fibers and resins principally from four major suppliers. Although temporary disruptions of supply of carpet raw materials were experienced in 2005 as a result of hurricane Katrina, the carpet and rug business has not experienced significant shortages of raw materials in recent years.

Dal-Tile Segment

The principal raw materials used in the production of ceramic tile are clay, talc, nepheline syenite and glazes. The Company has entered into a long-term supply agreement for most of its talc requirements. In addition, the Company has long-term clay mining rights in Kentucky and Mississippi that satisfy nearly all of its clay requirements for producing unglazed quarry tile. The Company purchases a number of different grades of clay for the manufacture of its non-quarry tile. The Company believes that there is an adequate supply of all grades of clay and that all are readily available from a number of independent sources. The Company has two suppliers for its nepheline syenite requirements. If these suppliers were unable to satisfy the requirements, the Company believes that alternative supply arrangements would be available. Glazes are used on a significant percentage of manufactured tiles. Glazes consist of frit (ground glass), zircon, stains and other materials, with frit being the largest ingredient. The Company manufactures approximately 74% of its frit requirements.

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

Competition

The principal methods of competition within the floor covering industry generally are service, style, quality, price, product innovation and technology. In each of the markets, price competition and market coverage are particularly important because there is limited differentiation among competing product lines. The Company’s investments in manufacturing equipment, computer systems and distribution network, as well as the Company’s marketing strategy, contribute to its ability to compete primarily on the basis of performance, quality, style and service, rather than just price.

Mohawk Segment

The carpet and rug industry is highly competitive. Based on industry publications, the top 5 North American carpet and rug manufacturers (including their North American and foreign divisions) in 2009 had carpet and rug sales in excess of $7 billion of the over $9 billion market. The Company believes it is the second largest producer of carpets and rugs (in terms of sales dollars) in the world based on its 2009 sales.

Dal-Tile Segment

The ceramic tile industry is significantly more fragmented than the carpet industry. The Company estimates that over 100 tile manufacturers, more than half of which are based outside the U.S., compete for sales of ceramic tile to customers located in the U.S. Although the U.S. ceramic tile industry is highly fragmented at both the manufacturing and distribution levels, the Company believes it is one of the largest manufacturers, distributors and marketers of ceramic tile in the U.S. and the world. The Company believes it is substantially larger than the next largest competitor and that it is the only significant manufacturer with its own North American distribution system.

Unilin Segment

The Company faces competition in the laminate and hardwood flooring channel from a large number of domestic and foreign manufacturers. The Company estimates that there are over 100 wood flooring manufacturers located in various countries. The Company believes it is one of the largest manufacturers, distributors and marketers of laminate flooring in the world, with a focus on high-end products. The Company believes it is one of the largest manufacturers and distributors of hardwood flooring in the U.S. In addition, the Company believes it has a competitive advantage in the laminate flooring channel as a result of Unilin’s industry leading design and patented technologies, which allows the Company to distinguish its laminate and hardwood flooring products in the areas of finish, quality, installation and assembly.

Patents and Trademarks

Intellectual property is important to the Company’s business, and the Company relies on a combination of patent, copyright, trademark and trade secret laws to protect its interests.

The Company uses several trademarks that it considers important in the marketing of its products, including Aladdin, American Olean, Bigelow, Columbia Flooring, Century Flooring, Dal-Tile, “Duracolor®,” Durkan, “Elka®,” “Everset fibers®,” Horizon, Karastan, Lees, Mohawk, “Mohawk Greenworks®,” Mohawk Home, Portico, “PureBond®,” Quick-Step, “SmartStrand®,” “Ultra Performance System®,” “UNILIN®,” UNICLIC, Universal Flooring and “Wear-Dated®”. These trademarks represent unique innovations that highlight competitive advantages and provide differentiation from competing brands in the market.

Unilin owns a number of important patent families in Europe and the U.S. The most important of these patent families is the UNICLIC family, as well as the snap, pretension, clearance and beveled edge patent families, which protects Unilin’s interlocking laminate flooring panel technology. The patents in the UNICLIC family are not expected to expire until 2017.

Sales Terms and Major Customers

The Company’s sales terms are substantially the same as those generally available throughout the industry. The Company generally permits its customers to return products purchased from it within specified time periods from the date of sale, if the customer is not satisfied with the quality of the product.

During 2010, no single customer accounted for more than 5% of total net sales, and the top ten customers accounted for less than 20% of the Company’s net sales. The Company believes the loss of one major customer would not have a material adverse effect on its business.

Employees

As of December 31, 2010, the Company employed approximately 26,900 persons consisting of approximately 20,500 in the U.S., approximately 3,500 in Mexico, approximately 2,100 in Europe, approximately 700 in Malaysia and approximately 100 in Canada. The majority of the Company’s European and Mexican manufacturing employees are members of unions. Most of the Company’s U.S. employees are not a party to any collective bargaining agreement. Additionally, the Company has not experienced any strikes or work stoppages in the U.S., Mexico or Malaysia for over 20 years. The Company believes that its relations with its employees are good.

Available Information

The Company’s Internet address is http://www.mohawkind.com. The Company makes the following reports filed by it available, free of charge, on its website under the heading “Investor Information”

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

Certain Factors affecting the Company’s Performance

In addition to the other information provided in this Form 10-K, the following risk factors should be considered when evaluating an investment in shares of the Company’s Common Stock.

If any of the events described in these risks were to occur, it could have a material adverse effect on the Company’s business, financial condition and results of operations.

The floor covering industry is sensitive to changes in general economic conditions, such as consumer confidence and income, corporate and government spending, interest rate levels, availability of credit and demand for housing. The downturn in the U.S. and global economies beginning in 2006, along with the residential and commercial markets in such economies, negatively impacted the floor covering industry and the Company’s business. While overall economic conditions and the housing and flooring industries have begun to show signs of recovering, this improvement may be temporary and economic conditions may deteriorate in the foreseeable future. Further, significant or prolonged declines in such economies or in spending for replacement floor covering products or new construction activity could have a material adverse effect on the Company’s business.

The floor covering industry in which the Company participates is highly dependent on general economic conditions, such as consumer confidence and income, corporate and government spending, interest rate levels, availability of credit and demand for housing. The Company derives a majority of its sales from the replacement segment of the market. Therefore, economic changes that result in a significant or prolonged decline in spending for remodeling and replacement activities could have a material adverse effect on the Company’s business and results of operations.

The floor covering industry is highly dependent on residential and commercial construction activity, including new construction, which is cyclical in nature and currently in a downturn. The downturn in the U.S. and global economies, along with the housing markets in such economies, negatively impacted the floor covering industry and the Company’s business. Although the impact of a decline in new construction activity is typically accompanied by an increase in remodeling and replacement activity, these activities have also lagged during the downturn. While overall economic conditions and the housing and flooring industries have begun to show signs of recovering, this improvement may be temporary and economic conditions may deteriorate in the foreseeable future. A significant or prolonged decline in residential or commercial construction activity could have a material adverse effect on the Company’s business and results of operations.

In periods of rising costs, the Company may be unable to pass raw materials, energy and fuel-related cost increases on to its customers, which could have a material adverse effect on the Company’s profitability.

The prices of raw materials and fuel-related costs could vary significantly with market conditions. Although the Company generally attempts to pass on increases in raw material, energy and fuel-related costs to its customers, the Company’s ability to do so is dependent upon the rate and magnitude of any increase, competitive pressures and market conditions for the Company’s products. There have been in the past, and may be in the future, periods of time during which increases in these costs cannot be recovered. During such periods of time, the Company’s profitability may be materially adversely affected.

Uncertainty in the credit market or downturns in the global economy and the Company’s business could affect the Company’s overall availability and cost of credit.

Uncertainty in the credit markets could affect the overall availability and cost of credit. Despite recent improvement in overall economic conditions, the impact of the economic downturn on the Company’s ability to obtain financing, including any financing necessary to refinance its existing senior unsecured notes, in the future, and the cost and terms of it, remains uncertain. These and other economic factors could have a material adverse effect on demand for the Company’s products and on its financial condition and operating results. Further, these generally negative economic and business conditions may factor into the Company’s periodic credit ratings assessment by either or both Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services. A rating agency’s evaluation is based on a number of factors, which include scale and diversification, brand strength, profitability, leverage, liquidity and interest coverage. During 2009, the Company’s senior unsecured notes were downgraded by the rating agencies, which increased the Company’s interest expense by approximately $0.2 million per quarter per $100 million of outstanding notes and could adversely affect the cost of and ability to obtain additional credit in the future. Additional downgrades in the Company’s credit ratings could further increase the cost of its existing credit and adversely affect the cost of and ability to obtain additional credit in the future, and the Company can provide no assurances that additional downgrades will not occur.

The Company has a significant level of indebtedness that must be repaid or refinanced. In addition, if the Company were unable to meet certain covenants contained in the ABL Facility, it may be required to repay borrowings under the ABL Facility prior to their maturity and may lose access to the ABL Facility for additional borrowings that may be necessary to fund its operations.

The Company’s outstanding 7.20% senior notes in the aggregate amount of $400.0 million are due April 15, 2012. The Company’s $600.0 million four-year, senior, secured revolving credit facility (the “ABL Facility”) is scheduled to mature on September 2, 2013, but the maturity date will accelerate, including the acceleration of any unamortized deferred financing costs, to January 15, 2012, if the Company’s outstanding 7.20% senior notes due April 15, 2012 have not been repaid, refinanced, defeased or adequately reserved for by the Company, as reasonably determined by the Administrative Agent, prior to January 15, 2012. The Company believes it will be able to make adequate reserves for such senior notes with cash and cash equivalents, unutilized borrowing availability under the ABL Facility and other financing sources, including public debt markets or new bank facilities. As of December 31, 2010, the amount utilized under the ABL Facility was $387.1 million resulting in a total of $169.6 million available under the ABL Facility. The amount utilized included the reserved amount of $280.0 million related to the repayment of the Company’s outstanding 5.75% senior notes due January 15, 2011, $53.5 million of standby letters of credit guaranteeing the Company’s industrial revenue bonds and $53.5 million of standby letters of credit related to various insurance contracts and foreign vendor commitments. Immediately following the repayment of the 5.75% senior notes due January 15, 2011 at maturity, a total of $289.6 million was available under the ABL Facility. While the Company currently believes it has access to other uncommitted financing sources, including public debt markets, to satisfy the January 15, 2012 requirements under the ABL Facility and the subsequent repayment of the 7.20% senior notes due April 15, 2012, there can be no assurances that the Company will be able to complete any necessary financing transactions prior to the relevant date under the ABL Facility or the April 15, 2012 maturity date.

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

The principal raw materials used in the Company’s manufacturing operations include nylon, polypropylene, triexta and polyester resins and fibers, which are used primarily in the Company’s carpet and rugs business; clay, talc, nepheline syenite and glazes, including frit (ground glass), zircon and stains, which are used exclusively in the Company’s ceramic tile business; wood, paper, and resins which are used primarily in the Company’s laminate flooring business. For certain of such raw materials, the Company is dependent on one or a small number of suppliers. An adverse change in the Company’s relationship with such a supplier, the financial condition of such a supplier or such supplier’s ability to manufacture or deliver such raw materials to the Company could lead to an interruption of supply or require the Company to purchase more expensive alternatives. An extended interruption in the supply of these or other raw materials used in the Company’s business or in the supply of suitable substitute materials would disrupt the Company’s operations, which could have a material adverse effect on the Company’s business.

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

The Company may experience certain risks associated with acquisitions, joint ventures and strategic investments.

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

In addition, we have made certain investments, including through joint ventures, in which we have a minority equity interest and lack management and operational control. The controlling joint venture partner in a joint venture investment may have business interests, strategies or goals that are inconsistent with ours, and business decisions or other actions or omissions of the controlling joint venture partner or the joint venture company may result in harm to our reputation or adversely affect the value of our investment in the joint venture.

A failure to identify suitable acquisition candidates or partners for strategic investments and to complete acquisitions could have a material adverse effect on the Company’s business.

As part of the Company’s business strategy, the Company intends to continue to pursue a wide array of potential strategic transactions, including acquisitions of complementary businesses, as well as strategic investments and joint ventures. Although the Company regularly evaluates such opportunities, the Company may not be able successfully to identify suitable acquisition candidates or investment opportunities, to obtain sufficient financing on acceptable terms to fund such strategic transactions, to complete acquisitions and integrate acquired businesses with the Company’s existing businesses, or to manage profitably acquired businesses or strategic investments.

The Company has been, and in the future may be, subject to costs, liabilities and other obligations under existing or new laws and regulations, which could be significant.

The Company and its customers and suppliers are subject to various federal, state and local laws, regulations and licensing requirements. The Company faces risks and uncertainties related to compliance with and enforcement of increasingly numerous and complex federal, state and local laws and regulations. In addition, new laws and regulations may be enacted in the U.S. or abroad that may require the Company to incur additional personnel-related, environmental, or other costs on an ongoing basis, such as recently enacted healthcare legislation in the United States.

Further, the Company’s operations are subject to various environmental, health and safety laws and regulations, including those governing air emissions, wastewater discharges, and the use, storage, treatment, recycling and disposal of materials and finished product. The applicable requirements under these laws are subject to amendment, to the imposition of new or additional requirements and to changing interpretations of agencies or courts. The Company could incur material expenditures to comply with new or existing regulations, including fines and penalties and increased costs of its operations. For example, enactment of climate control legislation or other regulatory initiatives by the U.S. Congress or various states, or the adoption of regulations by the EPA and analogous state or foreign governmental agencies that restrict emissions of greenhouse gases in areas in which the Company conducts business could have an adverse effect on its operations and demand for its products. The Company’s manufacturing processes use a significant amount of energy, especially natural gas. Increased regulation of energy use to address the possible emission of greenhouse gases and climate change could materially increase the Company’s manufacturing costs.

The nature of the Company’s business and operations, including the potential discovery of presently unknown environmental conditions, exposes it to the risk of claims under environmental, health and safety laws and regulations. The Company could incur material costs or liabilities in connection with such claims.

The Company’s business operations could suffer significant losses from natural disasters, catastrophes, fire or other unexpected events.

Many of the Company’s business activities involve substantial investments in manufacturing facilities and many products are produced at a limited number of locations. These facilities could be materially damaged by natural disasters, such as floods, tornados, hurricanes and earthquakes, or by fire or other unexpected events. The Company could incur uninsured losses and liabilities arising from such events, including damage to its reputation, and/or suffer material losses in operational capacity, which could have a material adverse impact on its business, financial condition and results of operations.

The Company may be exposed to litigation, claims and other legal proceedings in the ordinary course of business relating to its products, which could affect its results of operations and financial condition.

In the ordinary course of business, the Company is subject to a variety of product-related claims, lawsuits and legal proceedings, including those relating to product liability, product warranty, product recall, personal injury, and other matters that are inherently subject to many uncertainties regarding the possibility of a loss to the Company. Such matters could have a material adverse effect on its business, results of operations and financial condition if the Company is unable to successfully defend against or resolve these matters or if its insurance coverage is insufficient to satisfy any judgments against the Company or settlements relating to these matters. Although the Company has product liability insurance, the policies may not provide coverage for certain claims against the Company or may not be sufficient to cover all possible liabilities. Further, the Company may not be able to maintain insurance at commercially acceptable premium levels. Moreover, adverse publicity arising from claims made against the Company, even if the claims were not successful, could adversely affect the Company’s reputation or the reputation and sales of its products.

The Company manufactures, sources and sells many products internationally and is exposed to risks associated with doing business globally.

The Company’s manufacturing facilities in Mexico and Europe represent a significant portion of the Company’s capacity for ceramic tile and laminate flooring, respectively, and the Company’s European operations represent a significant source of the Company’s revenues and profits. The business, regulatory and political environments in these countries differ from those in the U.S. In addition, the Company increasingly sells products, operates plants and invests in companies in other parts of the world. The Company’s international sales, operations and investments are subject to risks and uncertainties, including:

•	changes in foreign country regulatory requirements;

•	differing business practices associated with foreign operations;

•	various import/export restrictions and the availability of required import/export licenses;

•	imposition of foreign tariffs and other trade barriers;

•	political, legal and economic instability;

•	foreign currency exchange rate fluctuations;

•	changes in foreign country tax rules, regulations and other requirements, such as changes in tax rates and statutory and judicial interpretations in tax laws;

•	inflation;

•	differing labor laws and changes in those laws;

•	work stoppages and disruptions in the shipping of imported and exported products;

•	government price controls;

•	extended payment terms and the inability to collect accounts receivable; and

•	tax inefficiencies and currency exchange controls that may adversely impact its ability to repatriate cash from non-U.S. subsidiaries.

The Company cannot assure investors that it will succeed in developing and implementing policies and strategies to counter the foregoing factors effectively in each location where the Company does business and therefore that the foregoing factors will not have a material adverse effect on the Company’s operations or upon its financial condition and results of operations.

If the Company is unable to protect its intellectual property rights, particularly with respect to the Company’s patented laminate flooring technology and its registered trademarks, the Company’s business and prospects could be harmed.

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

The Company’s stock is publicly traded. As a result, the Company is subject to the rules and regulations of federal and state agencies and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the Securities and Exchange Commission and New York Stock Exchange, frequently issue new requirements and regulations. The Company’s efforts to comply with the regulations and interpretations have resulted in, and are likely to continue to result in, increased general and administrative costs and diversion of management’s time and attention from revenue generating activities to compliance activities.

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

The long-term performance of the Company’s business relies on its ability to attract, develop and retain talented management.

To be successful, the Company must attract, develop and retain highly qualified and talented personnel in management, sales, marketing, product design and innovation and operations, and as it considers entering new international markets, skilled personnel familiar with those markets. The Company competes with multinational firms for these employees and invests significant resources in recruiting, developing, motivating and retaining them. The failure to attract, develop, motivate and retain key employees could negatively affect the Company’s competitive position and its operating results.

Forward-Looking Information

Certain of the statements in this Form 10-K, particularly those anticipating future performance, business prospects, growth and operating strategies, proposed acquisitions, and similar matters, and those that include the words “believes,” “anticipates,” “forecast,” “estimates” or similar expressions constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For those statements, Mohawk claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. There can be no assurance that the forward-looking statements will be accurate because they are based on many assumptions, which involve risks and uncertainties. The following important factors could cause future results to differ: changes in economic or industry conditions; competition; raw material prices; energy costs and supply; timing and level of capital expenditures; timing and implementation of price increases for the Company’s products; impairment charges; integration of acquisitions; introduction of new products; rationalization of operations; claims; litigation; and other risks identified in Mohawk’s SEC reports and public announcements.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company owns a 0.1 million square foot headquarters office in Calhoun, Georgia on an eight-acre site. The Company also owns a 2.1 million square foot manufacturing facility located in Dalton, Georgia, used by the Mohawk segment, a 1.7 million square foot manufacturing facility located in Monterey, Mexico and a 1.0 million square foot manufacturing facility located in Muskogee, Oklahoma, used by the Dal-Tile segment, and a 1.1 million square foot manufacturing facility located in Wielsbeke, Belgium and a 0.5 million square foot manufacturing facility located in Thomasville, North Carolina used by the Unilin segment.

The following table summarizes the Company’s facilities both owned and leased for each segment in square feet (in millions):

	Mohawk Segment		Dal-Tile Segment		Unilin Segment
Primary Purpose	Owned	Leased	Owned	Leased	Owned	Leased

Manufacturing	15.7	—	4.6	—	9.2	—
Selling and Distribution	3.4	5.2	0.4	8.1	0.1	0.2
Other	1.1	0.1	0.3	—	0.1	—

Total	20.2	5.3	5.3	8.1	9.4	0.2

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

The Company is involved in litigation from time to time in the regular course of its business. Currently there are no material legal proceedings pending or known by the Company to be contemplated to which the Company is a party or to which any of its property is subject.

The Company believes that adequate provisions for resolution of all contingencies, claims and pending litigation have been made for probable losses and that the ultimate outcome of these actions will not have a material adverse effect on its financial condition but could have a material adverse effect on its results of operations in a given quarter or year.

Environmental Matters

The Company is subject to various federal, state, local and foreign environmental health and safety laws and regulations, including those governing air emissions, wastewater discharges, the use, storage, treatment, recycling and disposal of solid and hazardous materials and finished product, and the cleanup of contamination associated therewith. Because of the nature of the Company’s business, the Company has incurred, and will continue to incur, costs relating to compliance with such laws and regulations. The Company is involved in various proceedings relating to environmental matters and is currently engaged in environmental investigation, remediation and post-closure care programs at certain sites. The Company has provided accruals for such activities that it has determined to be both probable and reasonably estimable. The Company does not expect that the ultimate liability with respect to such activities will have a material adverse effect on its operations, but may have an effect on the results of operations for a given quarter or annual period.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for the Common Stock

The Company’s common stock, $0.01 par value per share (the “Common Stock”) is quoted on the New York Stock Exchange (“NYSE”) under the symbol “MHK.” The table below shows the high and low sales prices per share of the Common Stock as reported on the NYSE Composite Tape, for each fiscal period indicated.

	Mohawk
	Common Stock
	High	Low

2009
First quarter	$46.05	16.97
Second quarter	51.88	28.74
Third quarter	53.71	31.40
Fourth quarter	50.49	39.84
2010
First quarter	$55.52	41.33
Second quarter	66.93	43.58
Third quarter	54.94	42.61
Fourth quarter	61.28	51.55

As of February 21, 2011, there were approximately 324 holders of record of Common Stock. The Company has not paid or declared any cash dividends on shares of its Common Stock since completing its initial public offering. The Company’s policy is to retain all net earnings for the development of its business, and presently, it does not anticipate paying cash dividends on the Common Stock in the foreseeable future. The payment of future cash dividends will be at the sole discretion of the Board of Directors and will depend upon the Company’s profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors.

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares (or units)	Shares (or Units)
	Total Number	Average	Purchased as Part	That May Yet Be
	of Shares (or	Price Paid	of Publicly	Purchased Under
	units)	per Share (or	Announced Plans	the Plans or
Period	Purchased(1)	unit)	or Programs	Programs(2)

October 3, 2010 — November 6, 2010	—	—	—	3,488,071
November 7, 2010 — December 4, 2010	—	—	—	3,488,071
December 5, 2010 — December 31, 2010	5,362	$56.94	—	3,482,709

Total	5,362	$56.94	—	3,482,709

(1)	Shares surrendered to the Company to pay the exercise price in connection with the exercise of stock options under the Company’s 2007 Incentive Plan.

(2)	On September 29, 1999, the Company announced that its Board of Directors authorized the repurchase of up to 5 million shares of the Company’s common stock. On December 16, 1999 and May 18, 2000, the Company announced that its Board of Directors authorized the repurchase, for each announcement, of up to 5 million additional shares of the Company’s common stock, respectively, under the existing repurchase plan.

Item 6.	Selected Financial Data

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

	As of or for the Years Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)

Statement of operations data:
Net sales(a)	$5,319,072	5,344,024	6,826,348	7,586,018	7,905,842
Cost of sales(a)	3,916,472	4,111,794	5,088,584	5,471,234	5,674,531

Gross profit	1,402,600	1,232,230	1,737,764	2,114,784	2,231,311
Selling, general and administrative
expenses	1,088,431	1,188,500	1,318,501	1,364,678	1,392,251
Impairment of goodwill and other intangibles(b)	—	—	1,543,397	—	—

Operating income (loss)	314,169	43,730	(1,124,134)	750,106	839,060

Interest expense	133,151	127,031	127,050	154,469	173,697
Other (income) expense, net	(3,900)	(5,588)	21,288	(6,925)	(252)
U.S. customs refund(c)	(7,730)	—	—	(9,154)	(19,436)

	121,521	121,443	148,338	138,390	154,009

Earnings (loss) before income taxes	192,648	(77,713)	(1,272,472)	611,716	685,051
Income taxes (benefit) expense(d)	2,713	(76,694)	180,062	(102,697)	220,478

Net earnings (loss)	189,935	(1,019)	(1,452,534)	714,413	464,573
Less: Net earnings attributable to the noncontrolling interest	4,464	4,480	5,694	7,599	8,740

Net earnings (loss) attributable to Mohawk Industries, Inc	$185,471	(5,499)	(1,458,228)	706,814	455,833

Basic earnings (loss) per share	$2.66	(0.08)	(21.32)	10.37	6.74

Diluted earnings (loss) per share	$2.65	(0.08)	(21.32)	10.32	6.70

Balance sheet data:
Working capital (includes short-term debt)	$1,199,699	1,474,978	1,369,333	1,238,220	783,148
Total assets (b and d)	6,098,926	6,391,446	6,446,175	8,680,050	8,212,209
Long-term debt (including current portion)	1,653,582	1,854,479	1,954,786	2,281,834	2,783,681
Total stockholders’ equity	3,271,556	3,200,823	3,153,803	4,707,357	3,715,263

(a)	During 2009, the Company recognized an increased number of warranty claims related to the performance of commercial carpet tiles that used a newer carpet backing technology. As a result, the Company recorded a $121,224 carpet sales allowance and a $12,268 inventory write-off.

(b)	In 2008, the Company recorded an impairment of goodwill and other intangibles which included $276,807 for the Mohawk segment, $531,930 for the Dal-Tile segment and $734,660 for the Unilin segment.

(c)	In 2010, 2007 and 2006, the Company received refunds from the U.S. government in reference to settlement of customs disputes dating back to 1982.

(d)	In 2007, the Company implemented a change in residency of one of its foreign subsidiaries. This tax restructuring resulted in a step up in the subsidiary’s taxable basis, which resulted in the recognition of a deferred tax asset of approximately $245,000 and a related income tax benefit of approximately $272,000. In 2008, the Company recorded a valuation allowance of approximately $253,000 against the deferred tax asset described above.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a leading producer of floor covering products for residential and commercial applications in the U.S. and residential applications in Europe with net sales in 2010 of $5.3 billion. The Company is the second largest carpet and rug manufacturer and one of the largest manufacturers, marketers and distributors of ceramic tile, natural stone and hardwood flooring in the U.S., as well as a leading producer of laminate flooring in the U.S. and Europe. In 2009, the primary categories of the U.S. floor covering industry were carpet and rug (55%), resilient and rubber (12%), ceramic tile (11%), hardwood (11%), stone (6%) and laminate (5%).

The U.S. floor covering industry experienced declining demand beginning in the fourth quarter of 2006 that worsened during the latter parts of 2008, and continued to decline in 2009. In the first half of 2010 demand showed signs of recovering, but first half gains were lost in the second half of the year. Overall industry conditions in the U.S. are expected to improve during 2011, although the timing and size of a sustained recovery within the market remains uncertain.

The Company has three reporting segments: the Mohawk segment, the Dal-Tile segment and the Unilin segment. The Mohawk segment designs, manufactures, sources, distributes and markets its floor covering product lines, which include carpets, ceramic tile, laminate, rugs, carpet pad, hardwood and resilient, primarily in North America through its network of regional distribution centers and satellite warehouses using company-operated trucks, common carrier or rail transportation. The segment’s product lines are sold through various selling channels, which include independent floor covering retailers, home centers, mass merchandisers, department stores, commercial dealers and commercial end users. The Dal-Tile segment designs, manufactures, sources, distributes and markets a broad line of ceramic tile, porcelain tile, natural stone and other products, primarily in North America through its network of regional distribution centers and Company-operated sales service centers using company-operated trucks, common carriers or rail transportation. The segment’s product lines are sold through Company-owned sales service centers, independent distributors, home center retailers, tile and flooring retailers and contractors. The Unilin segment designs, manufactures, sources, licenses, distributes and markets laminate, hardwood flooring, roofing systems, insulation panels and other wood products, primarily in North America and Europe through various selling channels, which include retailers, independent distributors and home centers.

The Company reported net earnings attributable to the Company of $185.5 million or diluted earnings per share (“EPS”) of $2.65 for 2010, compared to net loss attributable to the Company of $5.5 million or loss per share of $0.08 for 2009. The change in EPS is primarily the result of lower restructuring charges, tax benefits related to the settlement of certain tax contingencies in 2010 and the impact of geographic dispersion of profits and losses on income taxes. During 2009, the Company recognized an increased number of warranty claims related to the performance of commercial carpet tiles that used a newer carpet backing technology. The Company discontinued sales of carpet tiles using this backing technology in 2009. Therefore, 2009 EPS included the pre-tax $121.2 million carpet sales allowance and a $12.3 million inventory write-off related to the warranty claims, as well as the unfavorable impact of higher raw material costs flowing through cost of sales of approximately $62 million. The amounts recorded for the carpet sales allowance reflected the Company’s best estimate, but the actual amount of total claims and related costs could vary from such estimate. The Company now manufactures these types of commercial carpet tiles with a different backing technology that has been used for many years by the Company.

For the year ended December 31, 2010, the Company generated $319.7 million of operating cash flow which it used to repay debt and fund working capital. As of December 31, 2010, the Company had cash and cash equivalents of $354.2 million. Subsequent to the balance sheet date, the Company repaid the 5.75% senior notes due January 15, 2011 at maturity, including accrued interest, using approximately $170 million of available cash and borrowings of approximately $138 million under its $600.0 million four-year, senior, secured revolving credit facility (the “ABL Facility”).

On February 25, 2011, subsequent to the balance sheet date, the Company announced a plan to exit a manufacturing facility in the Mohawk segment. The Company is finalizing its estimates and expects to record a restructuring charge in the first quarter of 2011.

Results of Operations

Following are the results of operations for the last three years:

	For the Years Ended December 31,
	2010		2009		2008
	(In millions)

Statement of operations data:
Net sales	$5,319.1	100.0%	$5,344.0	100.0%	$6,826.3	100.0%
Cost of sales	3,916.5	73.6%	4,111.8	76.9%	5,088.5	74.5%

Gross profit	1,402.6	26.4%	1,232.2	23.1%	1,737.8	25.5%
Selling, general and administrative expenses	1,088.4	20.5%	1,188.5	22.2%	1,318.5	19.3%
Impairment of goodwill and other intangibles	—	—	—	—	1,543.4	22.6%

Operating income (loss)	314.2	5.9%	43.7	0.8%	(1,124.1)	(16.5)%

Interest expense	133.2	2.5%	127.0	2.4%	127.1	1.9%
Other (income) expense, net	(3.9)	(0.1)%	(5.6)	(0.1)%	21.3	0.3%
U.S. customs refund	(7.7)	(0.1)%	—	—	—	—

	121.6	2.3%	121.4	2.3%	148.4	2.2%

Earnings (loss) before income taxes	192.6	3.6%	(77.7)	(1.5)%	(1,272.5)	(18.6)%
Income taxes expense (benefit)	2.7	0.1%	(76.7)	(1.4)%	180.0	2.6%

Net earnings (loss)	189.9	3.6%	(1.0)	(0.0)%	(1,452.5)	(21.3)%
Less: Net earnings attributable to the noncontrolling interest	4.4	0.1%	4.5	0.1%	5.7	0.1%

Net earnings (loss) attributable to Mohawk Industries, Inc	$185.5	3.5%	$(5.5)	(0.1)%	$(1,458.2)	(21.4)%

Year Ended December 31, 2010, as Compared with Year Ended December 31, 2009

Net sales

Net sales for 2010 were $5,319.1 million, reflecting a decrease of $25.0 million, or 0.5%, from the $5,344.0 million reported for 2009. Included in net sales for 2009 is a carpet sales allowance of $121.2 million. For 2010, net sales decreased primarily due to lower sales volume of approximately $81 million, primarily related to continued weakness in the residential, commercial and new construction markets, unfavorable foreign exchange impact of approximately $37 million and the net effect of price and product mix of approximately $28 million, driven by customers trading down to lower priced products and distribution channel mix.

Mohawk Segment — Net sales decreased $11.9 million, or 0.4%, to $2,844.9 million in 2010 compared to $2,856.7 million in 2009. Included in net sales for 2009 is a carpet sales allowance of $121.2 million. For 2010, net sales decreased primarily due to lower sales volume of approximately $183 million, primarily related to continued weakness in the soft surface product category, partially offset by approximately $50 million due to the net effect of price and product mix as a result of price increases to offset higher raw material costs.

Dal-Tile Segment — Net sales decreased $59.3 million, or 4.2%, to $1,367.4 million in 2010 compared to $1,426.8 million in 2009. The decrease in net sales was primarily driven by the net effect of price and product mix of approximately $51 million, primarily driven by customer mix, and lower sales volume of approximately $17 million, primarily related to continued weakness in the commercial, residential and new construction markets, partially offset by the impact of favorable foreign exchange rates of approximately $9 million.

Unilin Segment — Net sales increased $60.0 million, or 5.3%, to $1,188.3 million in 2010 compared to $1,128.3 million in 2009. The increase in net sales was primarily driven by higher sales volume of approximately $132 million as a result of growth in developing markets, partially offset by the impact of unfavorable foreign exchange rates of approximately $46 million and the net effect of price and product mix of approximately $27 million, as customers traded down to lower priced products.

Quarterly net sales and the percentage changes in net sales by quarter for 2010 versus 2009 were as follows (dollars in millions):

	2010	2009	Change

First quarter	$1,347.2	1,208.3	11.5%
Second quarter	1,400.1	1,406.0	(0.4)
Third quarter	1,309.6	1,382.6	(5.3)
Fourth quarter	1,262.2	1,347.1	(6.3)

Total year	$5,319.1	5,344.0	(0.5)%

Gross profit

Gross profit for 2010 was $1,402.6 million (26.4% of net sales) and represented an increase of $170.4 million, or 13.8%, compared to gross profit of $1,232.2 million (23.1% of net sales) for 2009. Gross profit for 2009 includes a carpet sales allowance of $121.2 million and inventory write-off of $12.4 million. For 2010, gross profit was favorably impacted by approximately $50 million as a result of various restructuring actions and cost savings initiatives implemented by the Company, including facility consolidations, workforce reductions and productivity improvements, lower restructuring charges of approximately $32 million and the net effect of price and product mix of approximately $27 million. These increases were partially offset by higher manufacturing costs, primarily raw materials, of approximately $58 million, lower sales volume of approximately $13 million and the impact of unfavorable foreign exchange rates of approximately $11 million.

Selling, general and administrative expenses

Selling, general and administrative expenses for 2010 were $1,088.4 million (20.5% of net sales), reflecting a decrease of $100.1 million, or 8.4%, compared to $1,188.5 million (22.2% of net sales) for 2009. The decrease in selling, general and administrative expenses is primarily driven by various restructuring actions and cost savings initiatives implemented by the Company, including distribution facility consolidations, workforce reductions and productivity improvements, to align such expenses with the Company’s sales volumes.

Operating income

Operating income for 2010 was $314.2 million (5.9% of net sales) reflecting a $270.4 million increase compared to an operating income of $43.7 million (0.8% of net sales) in 2009. Operating income for 2009 includes a carpet sales allowance and inventory write-off of $133.5 million. For 2010, operating income was favorably impacted by approximately $128 million as a result of lower selling, general and administrative expenses and various restructuring actions and cost savings initiatives implemented by the Company, lower restructuring charges of approximately $49 million and the net effect of price and product mix of approximately $27 million, partially offset by higher manufacturing costs, primarily raw materials, of approximately $58 million and lower sales volume of approximately $13 million.

Mohawk Segment — Operating income was $122.9 million (4.3% of segment net sales) in 2010 reflecting an increase of $248.9 million compared to operating loss of $126.0 million in 2009. Operating loss for 2009 includes a carpet sales allowance and inventory write-off of $133.5 million. For 2010, operating income was favorably impacted by approximately $101 million as a result of lower selling, general and administrative expenses and various restructuring actions and cost savings initiatives implemented by the Company, the net effect of price and product mix of approximately $66 million and lower restructuring charges of approximately $19 million, partially offset by higher manufacturing costs, primarily raw materials, of approximately $25 million and lower sales volume of approximately $45 million.

Dal-Tile Segment — Operating income was $97.3 million (7.1% of segment net sales) in 2010 reflecting an increase of $13.2 million, or 15.7%, compared to operating income of $84.2 million (5.9% of segment net sales) for 2009. The increase was primarily driven by the favorable impact of approximately $20 million as a result of lower selling, general and administrative expenses and various restructuring actions and cost savings initiatives implemented by the Company, lower restructuring charges of approximately $16 million and lower manufacturing expenses of approximately $4 million, partially offset by the net effect of price and product mix of approximately $28 million.

Unilin Segment — Operating income was $114.3 million (9.6% of segment net sales) in 2010 reflecting an increase of $8.3 million, or 7.9%, compared to operating income of $106.0 million (9.4% of segment net sales) for 2009. The increase was primarily driven by higher sales volume of approximately $42 million, lower restructuring charges of approximately $14 million and lower selling, general and administrative expenses of approximately $5 million, offset by higher manufacturing costs, primarily raw materials, of approximately $36 million, the net effect of price and product mix of approximately $10 million and unfavorable foreign exchange rates of approximately $6 million.

Interest expense

Interest expense for 2010 was $133.2 million compared to $127.0 million in 2009. The increase in interest expense resulted from the $7.5 million premium and fees related to the extinguishment of approximately $200 million aggregate principal amount of the Company’s 5.75% senior notes due January 15, 2011, higher costs on the Company’s revolving credit facility and higher interest rates on the Company’s notes, partially offset by the impact of lower debt levels.

U.S. customs refund

The Company has received partial refunds from the U.S. government in reference to settling customs disputes dating back to 1986. Accordingly, the Company realized a gain of $7.7 million in other expense (income) for 2010. The Company is pursuing additional recoveries for years subsequent to 1986 but there can be no assurances such recoveries will occur. Additional future recoveries, if any, will be recorded as realized.

Income tax expense (benefit)

For 2010, the Company recorded an income tax expense of $2.7 million on earnings before income taxes of $192.6 million compared to a benefit of $76.7 million on loss before income taxes of $77.7 million for 2009. The 2010 effective tax rate of 1.4% is primarily due to a tax benefit of approximately $30 million related to the settlement of certain income tax contingencies in Europe, the favorable geographic dispersion of profits and losses resulting in a tax benefit of approximately $21 million and a decrease in valuation allowance of approximately $17 million related to European deferred tax assets. The 2009 effective tax rate of 98.7% was the result of the geographic dispersion of profits and losses resulting in a tax benefit of approximately $13 million, a permanent tax benefit in Europe on notional interest of approximately $56 million, offset by an increase to the Company’s valuation allowance and tax contingencies of approximately $19 million.

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

Quarterly net sales and the percentage changes in net sales by quarter for 2009 versus 2008 were as follows (dollars in millions):

	2009	2008	Change

First quarter	$1,208.3	1,738.1	(30.5	) %
Second quarter	1,406.0	1,840.0	(23.6)
Third quarter	1,382.6	1,763.0	(21.6)
Fourth quarter	1,347.1	1,485.2	(9.3)

Total year	$5,344.0	6,826.3	(21.7)%

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

Selling, general and administrative expenses for 2009 were $1,188.5 million (22.2% of net sales), reflecting a decrease of $130.0 million, or 9.9%, compared to $1,318.5 million (19.3% of net sales) for the prior year. The decrease in selling, general and administrative expenses is primarily driven by lower sales and various cost savings initiatives implemented by the Company, including distribution facility consolidations, workforce reductions and productivity improvements, to align such expenses with the Company’s sales volumes, partially offset by approximately $8 million of unfavorable foreign exchange rates and approximately $4 million for restructuring charges. The increase in selling general and administrative expenses as a percentage of net sales is primarily a result of a higher mix of fixed costs on lower net sales, and restructuring costs.

Operating income (loss)

Operating income for 2009 was $43.7 million (0.8% of net sales) reflecting an increase of $1,167.9 million compared to an operating loss of $1,124.1 million in 2008. The change was primarily driven by the recognition of an impairment of goodwill and other intangibles of $1,543.4 million in 2008. In addition, operating income in 2009 was impacted by a decline of approximately $315 million due to lower sales volumes, a decline of approximately $185 million due to unfavorable price and product mix, a decrease of approximately $89 million due to a net increase in warranty requirements described above in the overview and restructuring charges of approximately $32 million, partially offset by lower manufacturing and selling, general and administrative costs of approximately $244 million.

Mohawk Segment — Operating loss was $126.0 million in 2009 reflecting a decrease of $90.2 million compared to operating loss of $216.2 million in 2008. The increase was primarily driven by the recognition of an impairment of goodwill and other intangibles of $276.8 million in 2008. In addition, operating income in 2009 was impacted by a decline of approximately $133 million due to lower sales volumes, a decrease of approximately $89 million due to a net increase in warranty requirements and a decline of approximately $74 million due to unfavorable price and product mix and restructuring charges of approximately $7 million, partially offset by lower manufacturing and selling, general and administrative costs of approximately $116 million.

Dal-Tile Segment — Operating income was $84.2 million (5.9% of segment net sales) in 2009 reflecting an increase of $407.5 million compared to operating loss of $323.4 million for 2008. The change was primarily driven by the recognition of an impairment of goodwill and other intangibles of $531.9 million in 2008. In addition, operating income in 2009 was impacted by a decline of approximately $108 million due to lower sales volumes, a decline of approximately $35 million due to unfavorable price and product mix and restructuring charges of approximately $12 million, partially offset by lower manufacturing and selling, general and administrative costs of approximately $23 million.

Unilin Segment — Operating income was $106.0 million (9.4% of segment net sales) in 2009 reflecting an increase of $670.9 million compared to operating loss of $564.9 million for 2008. The increase was primarily driven by the recognition of an impairment of goodwill and other intangibles of $734.7 million in 2008. In addition, operating income in 2009 was impacted by a decline of approximately $76 million due to the net effect of price and product mix, a decline in sales volumes of approximately $74 million, restructuring charges of approximately $13 million and the impact of unfavorable foreign exchange rates of approximately $8 million, partially offset by lower raw material, manufacturing and selling, general and administrative costs of approximately $107 million.

Interest expense

Interest expense for 2009 was $127.0 million compared to $127.1 million in 2008. Interest expense in 2009 was directly impacted by higher interest rates on the Company’s notes and revolving credit facilities due to three credit rating downgrades in 2009, partially offset by lower average debt levels in the current year compared to 2008.

Income tax (benefit) expense

For 2009, the Company recorded an income tax benefit of $76.7 million on loss before taxes of $77.7 million as compared to income tax expense of $180.1 million on loss before taxes of $1,272.5 million for 2008. The change is principally due to the non-deductible 2008 goodwill impairment charge, the recognition of a valuation allowance against a deferred asset of approximately $253 million, and the geographic distribution of income (loss).

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

Liquidity and Capital Resources

The Company’s primary capital requirements are for working capital, capital expenditures and acquisitions. The Company’s capital needs are met primarily through a combination of internally generated funds, bank credit lines and credit terms from suppliers.

Cash flows provided by operations for 2010 were $319.7 million compared to cash flows provided by operations of $672.2 million in 2009. The decrease in operating cash flows for 2010 as compared to 2009 is primarily attributable to higher working capital requirements as the Company’s inventory levels stabilize to meet current market conditions and the impact of higher raw material costs, partially offset by higher earnings.

Cash flows provided by operations for 2009 were $672.2 million compared to cash flows provided by operations of $576.1 million in 2008. The increase in operating cash flows for 2009 as compared to 2008 is primarily attributable to lower working capital requirements due to lower sales demand.

Net cash used in investing activities for 2010 was $231.5 million compared to $114.8 million in 2009. The increase is due to the investment of $79.9 million in a Chinese tile manufacturer and higher capital spending during 2010 as compared to 2009. Capital expenditures, including $94.1 million for acquisitions, have totaled $577.0 million over the past three years. Capital spending during 2011, excluding acquisitions, is expected to range from $270 million to $300 million, and is intended to be used primarily to purchase equipment and to streamline manufacturing capacity.

Net cash used in investing activities for 2009 was $114.8 million compared to $226.1 million in 2008. The decrease is due to lower capital spending as a result of lower sales and tighter management of expenditures during 2009 as compared to 2008.

Net cash used in financing activities for 2010 was $255.2 million compared to net cash used by financing activities of $125.8 million in 2009. The change in cash used in financing activities as compared to 2009 is primarily attributable to the higher debt repayments in 2010, principally the repayment of $200.0 million aggregate principal amount of the Company’s outstanding 5.75% senior notes due January 15, 2011, and the establishment of a $27.9 million restricted cash account to repay the remaining outstanding 5.75% senior notes due January 15, 2011, compared to 2009.

Net cash used in financing activities for 2009 was $125.8 million compared to net cash used by financing activities of $348.9 million in 2008. The change in cash used in financing activities as compared to 2008 is primarily attributable to lower debt levels as the Company manages its working capital requirements to align with its current sales.

On September 2, 2009, the Company entered the ABL Facility in connection with the replacement of the Company’s then-existing senior, unsecured, revolving credit facility (the “Senior Unsecured Facility”). At the time of its termination, the Senior Unsecured Facility consisted of a $650.0 million revolving credit facility, which was to mature on October 28, 2010. The ABL Facility provides for a maximum of $600.0 million of revolving credit, subject to borrowing base availability, including limited amounts of credit in the form of letters of credit and swingline loans. The borrowing base is equal to specified percentages of eligible accounts receivable and inventories of the borrowers under the ABL Facility, which are subject to seasonal variations, less reserves established in good faith by the Administrative Agent under the ABL Facility. All obligations under the ABL Facility, and the guarantees of those obligations, are secured by a security interest in certain accounts receivable, inventories, certain deposit and securities accounts, tax refunds and other personal property (excluding intellectual property) directly relating to, or arising from, and proceeds of any of the foregoing. On June 1, 2010, the Company amended the ABL Facility to, among other things, reduce the applicable interest rate margins on loans and reduce the commitment fees.

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

The ABL Facility is scheduled to mature on September 2, 2013 but the maturity date will accelerate, including the acceleration of any unamortized deferred financing costs, to January 15, 2012, if the Company’s outstanding 7.20% senior notes due April 15, 2012 have not been repaid, refinanced, defeased or adequately reserved for by the Company, as reasonably determined by the Administrative Agent, prior to January 15, 2012. The Company believes it will be able to make adequate reserves for such senior notes with cash and cash equivalents, unutilized borrowings under the ABL and other uncommitted financing sources, including new public debt offerings or bank facilities, although there can be no assurances that the Company will be able to complete any necessary financing transactions prior to the relevant date under the ABL Facility or the April 15, 2012 maturity date.

As of December 31, 2010, the amount utilized under the ABL Facility was $387.1 million resulting in a total of $169.6 million available under the ABL Facility. The amount utilized included the reserved amount of $280.0 million related to the repayment of the Company’s outstanding 5.75% senior notes due January 15, 2011, discussed below, $53.5 million of standby letters of credit guaranteeing the Company’s industrial revenue bonds and $53.5 million of standby letters of credit related to various insurance contracts and foreign vendor commitments. Immediately following the repayment of the 5.75% senior notes due January 15, 2011 at maturity, a total of $289.6 million was available under the ABL Facility.

On January 17, 2006, the Company issued $900.0 million aggregate principal amount of 6.125% notes due 2016. Interest payable on these notes is subject to adjustment if either Moody’s Investors Service, Inc. (“Moody’s”) or Standard & Poor’s Ratings Services (“Standard & Poor’s”), or both, downgrades the rating assigned to the notes. Each rating agency downgrade results in a 0.25% increase in the interest rate, subject to a maximum increase of 1% per rating agency. If later the rating of these notes improves, then the interest rates would be reduced accordingly. Each 0.25% increase in the interest rate of these notes would increase the

Company’s interest expense by approximately $0.1 million per quarter per $100 million of outstanding notes. Currently, the interest rates have been increased by an aggregate amount of 0.75% as a result of downgrades by Moody’s and Standard & Poor’s during 2009. Additional downgrades in the Company’s credit ratings could further increase the cost of its existing credit and adversely affect the cost of and ability to obtain additional credit in the future.

On April 12, 2010, the Company purchased for cash approximately $200 million aggregate principal amount of its outstanding 5.75% senior notes due January 15, 2011 at a price equal to 103.5% of the principal amount, which resulted in a premium to tendering noteholders of approximately $7 million. The debt extinguishment resulted in a decrease in interest expense of approximately $10 million over the remaining term of the notes. In connection with the extinguishment, the Company paid approximately $0.5 million in fees and accelerated the remaining deferred financing costs incurred in the original issuance of the notes that were purchased by the Company. The premium and fees associated with the cash tender are included in interest expense on the 2010 consolidated statement of operations. On October 14, 2010, the Company deposited $27.9 million of cash in a restricted account under the control of the Administrative Agent and reserved $280.0 million on the ABL Facility to repay the remaining amount outstanding of the 5.75% senior notes due January 15, 2011, which actions were determined by the Administrative Agent to adequately reserve (for purposes of the ABL Facility) for the repayment of such notes. Subsequent to the balance sheet date, the Company repaid the 5.75% senior notes due January 15, 2011 at maturity, using approximately $170 million of available cash and borrowings of approximately $138 million under the ABL Facility.

In 2002, the Company issued $400.0 million aggregate principal amount of its senior 7.20% notes due April 15, 2012.

As of December 31, 2010, the Company had invested cash of $334.8 million in money market AAA rated cash investments of which $149.6 million was in North America and $185.2 million was in Europe. The Company believes that its cash and cash equivalents on hand, cash generated from operations, availability under its ABL Facility and other financing sources, including new public debt offerings or bank facilities, will be sufficient to adequately reserve for, repay, defease or refinance its 7.20% senior notes due April 15, 2012, on or before January 15, 2012 as required by the ABL Facility, and meet its capital expenditure and working capital requirements over the next twelve months.

The Company may from time to time seek to retire its outstanding debt through cash purchases in the open market, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amount involved may be material.

The Company’s Board of Directors has authorized the repurchase of up to 15 million shares of the Company’s outstanding common stock. Since the inception of the program in 1999, a total of approximately 11.5 million shares have been repurchased at an aggregate cost of approximately $334.7 million. All of these repurchases have been financed through the Company’s operations and banking arrangements. No shares were repurchased during 2010, 2009 and 2008.

Contractual obligations

The following is a summary of the Company’s future minimum payments under contractual obligations as of December 31, 2010 (in millions):

	Total	2011	2012	2013	2014	2015	Thereafter

Recorded Contractual Obligations:
Long-term debt, including current maturities and capital leases	$1,653.6	350.6	401.5	0.4	0.4	0.3	900.4
Unrecorded Contractual Obligations:
Interest payments on long-term debt and capital leases(1)	350.3	91.7	70.3	61.9	61.9	61.9	2.6
Operating leases	356.8	91.7	75.6	59.5	49.7	38.5	41.8
Purchase commitments(2)	579.8	212.6	125.0	121.1	121.1	—	—
Expected pension contributions(3)	1.9	1.9	—	—	—	—	—
Uncertain tax positions(4)	3.2	3.2	—	—	—	—	—
Guarantees	0.8	0.8	—	—	—	—	—

	1,292.8	401.9	270.9	242.5	232.7	100.4	44.4

Total	$2,946.4	752.5	672.4	242.9	233.1	100.7	944.8

(1)	For fixed rate debt, the Company calculated interest based on the applicable rates and payment dates. For variable rate debt, the Company estimated average outstanding balances for the respective periods and applied interest rates in effect as of December 31, 2010 to these balances.

(2)	Includes commitments for natural gas, electricity and raw material purchases.

(3)	Includes the estimated pension contributions for 2011 only, as the Company is unable to estimate the pension contributions beyond 2011. The Company’s projected benefit obligation as of December 31, 2010 was $27.0 million. These liabilities have not been presented in the table above due to uncertainty as to amounts and timing regarding future payments.

(4)	Excludes $62.3 million of non-current accrued income tax liabilities and related interest and penalties for uncertain tax positions. These liabilities have not been presented in the table above due to uncertainty as to amounts and timing regarding future payments.

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

•	Accounts receivable and revenue recognition. Revenues are recognized when there is persuasive evidence of an arrangement, delivery has occurred, the price has been fixed or is determinable, and collectability can be reasonably assured. The Company provides allowances for expected cash discounts, sales allowances, returns, claims and doubtful accounts based upon historical bad debt and claims experience and periodic evaluation of specific customer accounts and the aging of accounts receivable. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. A 10% change in the Company’s allowance for discounts, returns, claims and doubtful accounts would have affected net earnings by approximately $3 million for the year ended December 31, 2010.

•	Inventories are stated at the lower of cost or market (net realizable value). Cost has been determined using the first-in first-out method (“FIFO”). Costs included in inventory include raw materials, direct and indirect labor and employee benefits, depreciation, general manufacturing overhead and various other costs of manufacturing. Market, with respect to all inventories, is replacement cost or net realizable value. Inventories on hand are compared against anticipated future usage, which is a function of historical usage, anticipated future selling price, expected sales below cost, excessive quantities and an evaluation for obsolescence. Actual results could differ from assumptions used to value obsolete inventory, excessive inventory or inventory expected to be sold below cost and additional reserves may be required. A 10% change in the Company’s reserve for excess or obsolete inventory would have affected net earnings by approximately $4 million for the year ended December 31, 2010.

•	Goodwill and other intangibles. Goodwill is tested annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. The Company considers the relationship between its market capitalization and its book value, among other factors, when reviewing for indicators of impairment. The goodwill impairment tests are based on determining the fair value of the specified reporting units based on management judgments and assumptions using the discounted cash flows and comparable company market valuation approaches. The Company has identified Mohawk, Dal-Tile, Unilin Flooring, Unilin Chipboard and Melamine, and Unilin Roofing as its reporting units for the purposes of allocating goodwill and intangibles as well as assessing impairments. The valuation approaches are subject to key judgments and assumptions that are sensitive to change such as judgments and assumptions about appropriate sales growth rates, operating margins, weighted average cost of capital (“WACC”), and comparable company market multiples. When developing these key judgments and assumptions, the Company considers economic, operational and market conditions that could impact the fair value of the reporting unit. However, estimates are inherently uncertain and represent only management’s reasonable expectations regarding future developments. These estimates and the judgments and assumptions upon which the estimates are based will, in all likelihood, differ in some respects from actual future results. Should a significant or prolonged deterioration in economic conditions occur, such as continued declines in spending for new construction, remodeling and replacement activities; the inability to pass increases in the costs of raw materials and fuel on to customers; or a decline in comparable company market multiples, then key judgments and assumptions could be impacted. Generally, a decline in estimated after tax cash flows of more than 20% or a more than 15% increase in WACC or a decline in market capitalization could result in an additional indication of impairment.

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

•	Income taxes. The Company’s effective tax rate is based on its income, statutory tax rates and tax planning opportunities available in the jurisdictions in which it operates. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining the Company’s tax expense and in evaluating the Company’s tax positions. Deferred tax assets represent amounts available to reduce income taxes payable on taxable income in a future period. The Company evaluates the recoverability of these future tax benefits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income inherently rely on estimates, including business forecasts and other projections of financial results over an extended period of time. In the event that the Company is not able to realize all or a portion of its deferred tax assets in the future, a valuation allowance is provided. The Company would recognize such amounts through a charge to income in the period in which that determination is made or when tax law changes are enacted. The Company had valuation allowances of $325.1 million in 2010, $365.9 million in 2009 and $343.6 million in 2008. For further information regarding the Company’s valuation allowances, see Note 12 to the consolidated financial statements.

In the ordinary course of business there is inherent uncertainty in quantifying the Company’s income tax positions. The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon the Company’s evaluation of the facts, circumstances and information available as of the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information, as required by the provisions of the Financial Accounting Standards Board (“FASB”) FASB Accounting Standards Codification Topic 740 (“ASC 740-10”), a replacement of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109”. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the consolidated financial statements. As of December 31, 2010, the Company has $49.9 million accrued for uncertain tax positions. For further information regarding the Company’s uncertain tax positions, see Note 12 to the consolidated financial statements.

•	Environmental and legal accruals. Environmental and legal accruals are estimates based on judgments made by the Company relating to ongoing environmental and legal proceedings, as disclosed in the Company’s consolidated financial statements. In determining whether a liability is probable and reasonably estimable, the Company consults with its internal experts. The Company believes that the amounts recorded in the accompanying financial statements are based on the best estimates and judgments available to it.

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

Impact of Inflation

Inflation affects the Company’s manufacturing costs, distribution costs and operating expenses. The carpet, tile and laminate industry experienced inflation in the prices of raw materials and fuel-related costs beginning in 2006, and the prices increased dramatically during the latter part of 2008, peaking in the second half of 2008. The Company expects raw material prices, many of which are petroleum based, to continue to fluctuate based upon worldwide supply and demand of commodities utilized in the Company’s production processes. In the past, the Company has generally been able to pass along these price increases to its customers and has been able to enhance productivity and develop new product innovations to help offset increases in costs resulting from inflation in its operations.

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

Financial exposures are monitored as an integral part of the Company’s risk management program, which seeks to reduce the potentially adverse effect that the volatility of exchange rates and natural gas markets may have on its operating results. From time to time the Company enters into derivative contracts to manage these risks. The Company does not regularly engage in speculative transactions, nor does it regularly hold or issue financial instruments for trading purposes. The Company did not have any derivative contracts outstanding as of December 31, 2010 and 2009.

Item 8.	Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Mohawk Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Mohawk Industries, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mohawk Industries, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mohawk Industries, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Atlanta, Georgia
March 1, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Mohawk Industries, Inc.:

We have audited Mohawk Industries, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Mohawk Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, as set forth in Item 9A. of Mohawk Industries, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Mohawk Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mohawk Industries, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 1, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Atlanta, Georgia
March 1, 2011

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2010 and 2009

	2010	2009
	(In thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$354,217	531,458
Restricted cash	27,954	—
Receivables, net	614,473	673,931
Inventories	1,007,503	892,981
Prepaid expenses	91,731	108,947
Deferred income taxes	133,304	130,990
Other current assets	19,431	20,693

Total current assets	2,248,613	2,359,000

Property, plant and equipment, net	1,687,124	1,791,412
Goodwill	1,369,394	1,411,128
Tradenames	456,890	477,607
Other intangible assets, net	220,237	307,735
Deferred income taxes and other non-current assets	116,668	44,564

	$6,098,926	6,391,446

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$350,588	52,907
Accounts payable and accrued expenses	698,326	831,115

Total current liabilities	1,048,914	884,022
Deferred income taxes	346,503	370,903
Long-term debt, less current portion	1,302,994	1,801,572
Other long-term liabilities	93,518	100,667

Total liabilities	2,791,929	3,157,164

Commitments and contingencies (Notes 7 and 13)
Redeemable noncontrolling interest	35,441	33,459
Stockholders’ equity:
Preferred stock, $.01 par value; 60 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 150,000 shares authorized; 79,666 and 79,518 shares issued in 2010 and 2009, respectively	797	795
Additional paid-in capital	1,235,445	1,227,856
Retained earnings	2,180,843	1,998,616
Accumulated other comprehensive income, net	178,097	296,917

	3,595,182	3,524,184
Less treasury stock at cost; 11,037 and 11,034 shares in 2010 and 2009, respectively	323,626	323,361

Total stockholders’ equity	3,271,556	3,200,823

	$6,098,926	6,391,446

See accompanying notes to consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(In thousands, except per share data)

Net sales	$5,319,072	5,344,024	6,826,348
Cost of sales	3,916,472	4,111,794	5,088,584

Gross profit	1,402,600	1,232,230	1,737,764
Selling, general and administrative expenses	1,088,431	1,188,500	1,318,501
Impairment of goodwill and other intangibles	—	—	1,543,397

Operating income (loss)	314,169	43,730	(1,124,134)

Other expense (income):
Interest expense	133,151	127,031	127,050
Other expense	8,144	16,935	31,139
Other income	(12,044)	(22,523)	(9,851)
U.S. customs refund	(7,730)	—	—

	121,521	121,443	148,338

Earnings (loss) before income taxes	192,648	(77,713)	(1,272,472)
Income tax expense (benefit)	2,713	(76,694)	180,062

Net earnings (loss)	189,935	(1,019)	(1,452,534)
Less: Net earnings attributable to noncontrolling interest	4,464	4,480	5,694

Net earnings (loss) attributable to Mohawk Industries, Inc.	$185,471	(5,499)	(1,458,228)

Basic earnings (loss) per share attributable to Mohawk Industries, Inc.	$2.66	(0.08)	(21.32)

Diluted earnings (loss) per share attributable to Mohawk Industries, Inc.	$2.65	(0.08)	(21.32)

See accompanying notes to consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)
Years Ended December 31, 2010, 2009 and 2008

		Stockholders’ equity
						Accumulated
	Redeemable			Additional		other			Total
	noncontrolling	Common stock		paid-in	Retained	comprehensive	Treasury stock		stockholders’
	interest	Shares	Amount	capital	earnings	income (loss)	Shares	Amount	equity
	(In thousands)

Balances at December 31, 2007	$31,488	79,404	$794	$1,203,957	$3,462,343	$363,981	(11,046)	$(323,718)	$4,707,357
Shares issued under employee and director stock plans	—	57	1	1,621	—	—	6	173	1,795
Stock-based compensation expense	—	—	—	11,991	—	—	—	—	11,991
Tax benefit from stock-based compensation	—	—	—	334	—	—	—	—	334
Distribution to noncontrolling interest	(6,052)	—	—	—	—	—	—	—	—
Comprehensive loss:
Currency translation adjustment	—	—	—	—	—	(101,935)	—	—	(101,935)
Unrealized loss on hedge instruments net of taxes	—	—	—	—	—	(7,127)	—	—	(7,127)
Pension prior service cost and actuarial gain or loss	—	—	—	—	—	(384)	—	—	(384)
Net earnings (loss)	5,694	—	—	—	(1,458,228)	—	—	—	(1,458,228)

Total comprehensive loss									(1,567,674)

Balances at December 31, 2008	31,130	79,461	795	1,217,903	2,004,115	254,535	(11,040)	(323,545)	3,153,803
Shares issued under employee and director stock plans	—	57	—	642	—	—	6	184	826
Stock-based compensation expense	—	—	—	9,653	—	—	—	—	9,653
Tax deficit from stock-based compensation	—	—	—	(342)	—	—	—	—	(342)
Distribution to noncontrolling interest, net of adjustments	(2,151)	—	—	—	—	—	—	—	—
Comprehensive income:
Currency translation adjustment	—	—	—	—	—	36,089	—	—	36,089
Unrealized gain on hedge instruments net of taxes	—	—	—	—	—	7,207	—	—	7,207
Pension prior service cost and actuarial gain or loss	—	—	—	—	—	(914)	—	—	(914)
Net earnings (loss)	4,480	—	—	—	(5,499)	—	—	—	(5,499)

Total comprehensive income									36,883

Balances at December 31, 2009	33,459	79,518	795	1,227,856	1,998,616	296,917	(11,034)	(323,361)	3,200,823
Shares issued under employee and director stock plans	—	148	2	1,685	—	—	(3)	(265)	1,422
Stock-based compensation expense	—	—	—	6,888	—	—	—	—	6,888
Tax deficit from stock-based compensation	—	—	—	(984)	—	—	—	—	(984)
Distribution to noncontrolling interest, net of adjustments	(5,726)	—	—	—	—	—	—	—	—
Comprehensive income:
Currency translation adjustment	—	—	—	—	—	(119,200)	—	—	(119,200)
Pension prior service cost and actuarial gain or loss	—	—	—	—	—	380	—	—	380
Net earnings	4,464	—	—	—	185,471	—	—	—	185,471
Accretion of redeemable noncontrolling interest	3,244	—	—	—	(3,244)	—	—	—	(3,244)

Total comprehensive income									63,407

Balances at December 31, 2010	$35,441	79,666	$797	$1,235,445	$2,180,843	$178,097	(11,037)	$(323,626)	$3,271,556

See accompanying notes to consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(In thousands)

Cash flows from operating activities:
Net earnings (loss)	$189,935	(1,019)	(1,452,534)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Impairment of goodwill and other intangibles	—	—	1,543,397
Restructuring	12,341	57,412	29,617
Depreciation and amortization	296,773	303,004	295,054
Deferred income taxes	(21,279)	(20,579)	69,842
Loss on extinguishment of debt	7,514	—	—
Loss (gain) on disposal of property, plant and equipment	(4,975)	1,481	2,272
Excess tax deficit (benefit) from stock-based compensation	—	342	(334)
Stock-based compensation expense	6,888	9,653	11,991
Changes in operating assets and liabilities:
Receivables, net	(12,273)	102,799	118,199
Income tax receivable	68,740	(72,515)	—
Inventories	(118,903)	276,169	102,706
Accounts payable and accrued expenses	(86,947)	11,510	(127,905)
Other assets and prepaid expenses	(11,791)	17,320	(23,774)
Other liabilities	(6,311)	(13,372)	7,555

Net cash provided by operating activities	319,712	672,205	576,086

Cash flows from investing activities:
Additions to property, plant and equipment	(156,180)	(108,925)	(217,824)
Proceeds from insurance claim	4,615	—	—
Acquisitions, net of cash acquired	(79,917)	(5,924)	(8,276)

Net cash used in investing activities	(231,482)	(114,849)	(226,100)

Cash flows from financing activities:
Payments on revolving line of credit	—	(412,666)	(1,448,742)
Proceeds from revolving line of credit	—	349,571	1,270,449
Repayment of senior notes	(199,992)	—	—
Net change in asset securitization borrowings	—	(47,000)	(143,000)
Borrowings (payments) on term loan and other debt	(812)	6,537	(11,819)
Debt issuance costs	—	(23,714)	—
Debt extinguishment costs	(7,514)	—	—
Distribution to noncontrolling interest	(3,472)	(4,402)	(6,052)
Change in restricted cash	(27,954)	—	—
Excess tax (deficit) benefit from stock-based compensation	—	(342)	334
Change in outstanding checks in excess of cash	(17,900)	5,288	(12,007)
Proceeds from stock transactions	2,445	884	1,915

Net cash used in financing activities	(255,199)	(125,844)	(348,922)

Effect of exchange rate changes on cash and cash equivalents	(10,272)	6,427	2,851

Net change in cash and cash equivalents	(177,241)	437,939	3,915
Cash and cash equivalents, beginning of year	531,458	93,519	89,604

Cash and cash equivalents, end of year	$354,217	531,458	93,519

See accompanying notes to consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009 and 2008
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

(b)	Reclassifications and adjustments

During the fourth quarter of 2010, the Company identified an immaterial error in its annual and interim consolidated financial statements included in its Form 10-K for 2009 and its Form 10-Qs for the quarters ended July 3 and October 2, 2010. The error related to the balance sheet misclassification of a redeemable noncontrolling interest, the accretion of a redemption feature in the noncontrolling interest (which decreases retained earnings), and the related earnings per share impact. In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 480-10-S99-3 (“ASC 480”), formerly FASB Emerging Issues Task Force (“EITF”) Topic D-98, “Classification and Measurement of Redeemable Securities,” the Company reduced both basic and diluted earnings per share attributable to common stockholders by $0.04 for the quarter ended July 3, 2010 as a result of an adjustment to the fair value of a redeemable noncontrolling interest in a consolidated subsidiary of the Company (see Note 16). In addition, the Company reclassified $33,459 of its noncontrolling interest from within equity to mezzanine on its consolidated balance sheet as of December 31, 2009. The Company believes the correction of this error to be both quantitatively and qualitatively immaterial to its quarterly results for 2010 or to any of its previously issued consolidated financial statements. The correction had no impact on total assets, total liabilities, net earnings or cash flows as previously presented.

(c)	Cash and Cash Equivalents and Restricted Cash

The Company considers investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2010, the Company had invested cash of $334,830 in money market AAA rated cash investments of which $149,649 was in North America and $185,181 was in Europe. In addition, the Company had restricted cash of $27,954 under the control of an administrative agent and reserved $280,000 under its $600,000 four-year, senior, secured revolving credit facility (the “ABL Facility”) to repay the remaining amount outstanding of the 5.75% senior notes due January 15, 2011.

(d)	Accounts Receivable and Revenue Recognition

The Company is principally a carpet, rugs, ceramic tile, laminate and hardwood flooring manufacturer and sells carpet, rugs, ceramic tile, natural stone, hardwood, resilient and laminate flooring products in the U.S. principally for residential and commercial use. In addition, the Company manufactures laminate and sells carpet, rugs, hardwood and laminate flooring products in Europe principally for residential and commercial use. The Company grants credit to customers, most of whom are retail-flooring dealers and commercial end users, under credit terms that the Company believes are customary in the industry.

Revenues, which are recorded net of taxes collected from customers, are recognized when there is persuasive evidence of an arrangement, delivery has occurred, the price has been fixed or is determinable, and collectability can be reasonably assured. The Company provides allowances for expected cash discounts, returns, claims, sales allowances and doubtful accounts based upon historical bad debt and claims experience and periodic evaluations of specific customer accounts and the aging of accounts receivable. Licensing revenues received from third parties for patents are recognized based on contractual agreements.

(e)	Inventories

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

(f)	Property, Plant and Equipment

Property, plant and equipment are stated at cost, including capitalized interest. Depreciation is calculated on a straight-line basis over the estimated remaining useful lives, which are 25-35 years for buildings and improvements, 5-15 years for machinery and equipment, the shorter of the estimated useful life or lease term for leasehold improvements and 3-7 years for furniture and fixtures.

(g)	Goodwill and Other Intangible Assets

In accordance with the provisions of ASC 350 formerly Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” the Company tests goodwill and other intangible assets with indefinite lives for impairment on an annual basis in the fourth quarter (or on an interim basis if an event occurs that might reduce the fair value of the reporting unit below its carrying value). The Company considers the relationship between its market capitalization and its book value, among other factors, when reviewing for indicators of impairment. The goodwill impairment tests are based on determining the fair value of the specified reporting units based on management’s judgments and assumptions using the discounted cash flows and comparable company market valuation approaches. The Company has identified Mohawk, Dal-Tile, Unilin Flooring, Unilin Chipboard and Melamine, and Unilin Roofing as its reporting units for the purposes of allocating goodwill and intangibles as well as assessing impairments. The valuation approaches are subject to key judgments and assumptions that are sensitive to change such as judgments and assumptions about appropriate sales growth rates, operating margins, weighted average cost of capital (“WACC”), and comparable company market multiples.

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

Intangible assets that do not have indefinite lives are amortized based on average lives, which range from 7-16 years.

(h)	Income Taxes

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

The Company records interest and penalties related to unrecognized tax benefits in income taxes.

(i)	Financial Instruments

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

(j)	Advertising Costs and Vendor Consideration

Advertising and promotion expenses are charged to earnings during the period in which they are incurred. Advertising and promotion expenses included in selling, general, and administrative expenses were $38,553 in 2010, $43,752 in 2009 and $53,643 in 2008.

Vendor consideration, generally cash, is classified as a reduction of net sales, unless specific criteria are met regarding goods or services that the vendor may receive in return for this consideration. The Company makes various payments to customers, including slotting fees, advertising allowances, buy-downs and co-op advertising. All of these payments reduce gross sales with the exception of co-op advertising. Co-op advertising is classified as a selling, general and administrative expense in accordance with ASC 605-50, formerly FASB, Emerging Issues Task Force 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” Co-op advertising expenses, a component of advertising and promotion expenses, were $4,660 in 2010, $3,809 in 2009 and $7,359 in 2008.

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

The Company’s subsidiaries that operate outside the United States use their local currency as the functional currency, with the exception of operations carried out in Canada and Mexico, in which case the functional currency is the U.S. dollar. Other than Canada and Mexico, the functional currency is translated into U.S. dollars for balance sheet accounts using the month end rates in effect as of the balance sheet date and average exchange rate for revenue and expense accounts for each respective period. The translation adjustments are deferred as a separate component of stockholders’ equity, within other comprehensive income (loss). Gains or losses resulting from transactions denominated in foreign currencies are included in other income or expense, within the consolidated statements of operations. The assets and liabilities of the Company’s Canada and Mexico operations are re-measured using a month end rate, except for non-monetary assets and liabilities, which are re-measured using the historical exchange rate. Income and expense accounts are re-measured using an average monthly rate for the period, except for expenses related to those balance sheet accounts that are re-measured using historical exchange rates. The resulting re-measurement adjustment is reported in the consolidated statements of operations when incurred.

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

Dilutive common stock options are included in the diluted EPS calculation using the treasury stock method. Common stock options and unvested restricted shares (units) that were not included in the diluted EPS computation because the price was greater than the average market price of the common shares for the periods presented were 1,203, 1,413 and 1,099 for 2010, 2009 and 2008, respectively. For 2009 and 2008, all outstanding common stock options to purchase common shares and unvested restricted shares (units) were excluded from the calculation of diluted loss per share because their effect on net loss per common share was anti-dilutive.

Computations of basic and diluted earnings (loss) per share are presented in the following table:

	Years Ended December 31,
	2010	2009	2008

Net earnings (loss) attributable to Mohawk Industries, Inc.	$185,471	(5,499)	(1,458,228)
Accretion of redeemable noncontrolling interest(1)	(3,244)	—	—

Net earnings (loss) available to common stockholders	$182,227	(5,499)	(1,458,228)

Weighted-average common shares outstanding-basic and diluted:
Weighted-average common shares outstanding — basic	68,578	68,452	68,401
Add weighted-average dilutive potential common shares — options and RSU’s to purchase common shares, net	206	—	—

Weighted-average common shares outstanding-diluted	68,784	68,452	68,401

Basic earnings (loss) per share attributable to Mohawk Industries, Inc.	$2.66	(0.08)	(21.32)

Diluted earnings (loss) per share attributable to Mohawk Industries, Inc.	$2.65	(0.08)	(21.32)

(1)	Amount represents the adjustment to fair value of a redeemable noncontrolling interest in a consolidated subsidiary of the Company.

(o)	Stock-Based Compensation

The Company recognizes compensation expense for all share-based payments granted based on the grant-date fair value estimated in accordance with ASC 718-10, formerly SFAS No 123R, “Stock Compensation”. Compensation expense is generally recognized on a straight-line basis over the award’s estimated lives for fixed awards with ratable vesting provisions.

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

Amounts recorded in accumulated other comprehensive income on the Consolidated Statements of Equity and Comprehensive Income (Loss) for the years ended December 31, 2010, 2009 and 2008 are as follows:

	Foreign
	Translation	Hedge		Tax Expense
	Adjustment	Instruments	Pensions	(Benefit)	Total

December 31, 2008	$260,093	(11,150)	1,649	3,943	254,535
2009 activity	36,089	11,150	(914)	(3,943)	42,382

December 31, 2009	296,182	—	735	—	296,917
2010 activity	(119,200)	—	380	—	(118,820)

December 31, 2010	$176,982	—	1,115	—	178,097

(q)	Recent Accounting Pronouncements

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

The Company acquired a 34% equity investment in a leading manufacturer and distributor of ceramic tile in China in the Dal-Tile segment for $79,917 in 2010, a business in the Unilin segment for $5,604 in 2009 and certain stone center assets in the Dal-Tile segment for $8,276 in 2008.

(3)	Receivables

Receivables are as follows:

	2010	2009

Customers, trade	$621,539	633,571
Income tax receivable	11,027	72,515
Other	27,662	30,654

	660,228	736,740
Less allowance for discounts, returns, claims and doubtful accounts	45,755	62,809

Receivables, net	$614,473	673,931

The following table reflects the activity of allowances for discounts, returns, claims and doubtful accounts for the years ended December 31:

		Additions
	Balance at	Charged to		Balance
	Beginning	Costs and		at End
	of Year	Expenses	Deductions(1)	of Year

2008	$56,310	274,337	268,269	62,378
2009	62,378	205,145	204,714	62,809
2010	62,809	170,274	187,328	45,755

(1)	Represents charge-offs, net of recoveries.

(4)	Inventories

The components of inventories are as follows:

	2010	2009

Finished goods	$624,082	559,340
Work in process	97,257	84,414
Raw materials	286,164	249,227

Total inventories	$1,007,503	892,981

(5)	Goodwill and Other Intangible Assets

The Company conducted its annual assessment in the fourth quarter of 2010 and determined the fair values of its reporting units exceeded their carrying values. As a result, no impairment was indicated. During 2008, the Company recorded a $1,543,397 impairment charge to reduce the carrying amount of the Company’s goodwill and intangible assets to their estimated fair value based upon the results of two interim impairment tests. The total impairment included $276,807 in the Mohawk segment, $531,930 in the Dal-Tile segment and $734,660 in the Unilin segment.

The following table summarizes the components of intangible assets:

Goodwill:

	Mohawk	Dal-Tile	Unilin	Total

Balances as of December 31, 2008
Goodwill	$199,132	1,186,913	1,340,814	2,726,859
Accumulated impairments losses	(199,132)	(531,930)	(596,363)	(1,327,425)

	—	654,983	744,451	1,399,434

Goodwill recognized during the year	—	—	1,288	1,288
Currency translation during the year	—	—	10,406	10,406
Balances as of December 31, 2009
Goodwill	199,132	1,186,913	1,352,508	2,738,553
Accumulated impairments losses	(199,132)	(531,930)	(596,363)	(1,327,425)

	—	654,983	756,145	1,411,128

Goodwill recognized during the year	—	—	141	141
Currency translation during the year	—	—	(41,875)	(41,875)
Balances as of December 31, 2010
Goodwill	199,132	1,186,913	1,310,774	2,696,819
Accumulated impairments losses	(199,132)	(531,930)	(596,363)	(1,327,425)

	$—	654,983	714,411	1,369,394

During 2010 and 2009, the Company recorded additional goodwill of $141 and $1,288, respectively, in the Unilin segment related to a business acquisition.

Intangible assets:

Tradenames

Indefinite life assets not subject to amortization:
Balance as of December 31, 2008	$472,399
Currency translation during the year	5,208

Balance as of December 31, 2009	477,607
Currency translation during the year	(20,717)

Balance as of December 31, 2010	$456,890

	Customer
	Relationships	Patents	Other	Total

Intangible Assets Subject to Amortization:
Balance as of December 31, 2008	$204,064	171,387	—	375,451
Intangible assets recognized during the year	972	—	1,496	2,468
Amortization during year	(47,175)	(26,812)	(68)	(74,055)
Currency translation during the year	1,441	2,433	(3)	3,871

Balance as of December 31, 2009	159,302	147,008	1,425	307,735
Amortization during year	(45,679)	(23,714)	(120)	(69,513)
Currency translation during the year	(7,191)	(10,774)	(20)	(17,985)

Balance as of December 31, 2010	$106,432	112,520	1,285	220,237

	Years Ended December 31,
	2010	2009	2008

Amortization expense	$69,513	74,055	78,567

Estimated amortization expense for the years ending December 31, are as follows:

2011	$67,411
2012	58,061
2013	21,869
2014	19,974
2015	17,676

(6)	Property, Plant and Equipment

Following is a summary of property, plant and equipment:

	2010	2009

Land	$186,406	195,171
Buildings and improvements	703,939	722,533
Machinery and equipment	2,361,605	2,348,689
Furniture and fixtures	82,287	80,722
Leasehold improvements	54,156	54,995
Construction in progress	129,999	67,415

	3,518,392	3,469,525
Less accumulated depreciation and amortization	1,831,268	1,678,113

Net property, plant and equipment	$1,687,124	1,791,412

Property, plant and equipment included capitalized interest of $4,240, $4,469 and $6,419 in 2010, 2009 and 2008, respectively. Depreciation expense was $218,649, $223,453 and $212,281 for 2010, 2009 and 2008, respectively. Included in the property, plant and equipment are capital leases with a cost of $8,113 and $37,846 and accumulated depreciation of $5,420 and $8,348 as of December 31, 2010 and 2009, respectively.

(7)	Long-Term Debt

On September 2, 2009, the Company entered into the ABL Facility in connection with the replacement of the Company’s then-existing senior, unsecured, revolving credit facility (the “Senior Unsecured Facility”). At the time of its termination, the Senior Unsecured Facility consisted of a $650,000 revolving credit facility, which was to mature on October 28, 2010. The ABL Facility provides for a maximum of $600,000 of revolving credit, subject to borrowing base availability, including limited amounts of credit in the form of letters of credit and swingline loans. The borrowing base is equal to specified percentages of eligible accounts receivable and inventories of the borrowers under the ABL Facility, which are subject to seasonal variations, less reserves established in good faith by the Administrative Agent under the ABL Facility. All obligations under the ABL Facility, and the guarantees of those obligations, are secured by a security interest in certain accounts receivable, inventories, certain deposit and securities accounts, tax refunds and other personal property (excluding intellectual property) directly relating to, or arising from, and proceeds of any of the foregoing. On June 1, 2010, the Company amended the ABL Facility to, among other things, reduce the applicable interest rate margins on loans and reduce the commitment fees.

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

The ABL Facility is scheduled to mature on September 2, 2013 but the maturity date will accelerate, including the acceleration of any unamortized deferred financing costs, to January 15, 2012, if the Company’s outstanding 7.20% senior notes due April 15, 2012 have not been repaid, refinanced, defeased or adequately reserved for by the Company, as reasonably determined by the Administrative Agent, prior to January 15, 2012. The Company believes it will be able to make adequate reserves for such senior notes with cash and cash equivalents, unutilized borrowings under the ABL and other uncommitted financing sources, including new public debt offerings or bank facilities, although there can be no assurances that the Company will be able to complete any necessary financing transactions prior to the relevant date under the ABL Facility or the April 15, 2012 maturity date.

As of December 31, 2010, the amount utilized under the ABL Facility was $387,091 resulting in a total of $169,614 available under the ABL Facility. The amount utilized included the reserved amount of $280,000 related to the repayment of the Company’s outstanding 5.75% senior notes due January 15, 2011, discussed below, $53,542 of standby letters of credit guaranteeing the Company’s industrial revenue bonds and $53,549 of standby letters of credit related to various insurance contracts and foreign vendor commitments. Immediately following the repayment of the 5.75% senior notes due January 15, 2011 at maturity, discussed below, a total of $289,610 was available under the ABL Facility.

On January 17, 2006, the Company issued $900,000 million aggregate principal amount of 6.125% notes due 2016. Interest payable on these notes is subject to adjustment if either Moody’s Investors Service, Inc. (“Moody’s”) or Standard & Poor’s Ratings Services (“Standard & Poor’s”), or both, downgrades the rating assigned to the notes. Each rating agency downgrade results in a 0.25% increase in the interest rate, subject to a maximum increase of 1% per rating agency. If later the rating of these notes improves, then the interest rates would be reduced accordingly. Each 0.25% increase in the interest rate of these notes would increase the Company’s interest expense by approximately $63 per quarter per $100,000 of outstanding notes. Currently, the interest rates have been increased by an aggregate amount of 0.75% as a result of downgrades by Moody’s and Standard & Poor’s during 2009. Additional downgrades in the Company’s credit ratings could further increase the cost of its existing credit and adversely affect the cost of and ability to obtain additional credit in the future.

On April 12, 2010, the Company purchased for cash approximately $200,000 aggregate principal amount of its outstanding 5.75% senior notes due January 15, 2011 at a price equal to 103.5% of the principal amount, which resulted in a premium to tendering noteholders of approximately $7,000. The premium and fees of $514 associated with the cash tender are included in interest expense on the 2010 consolidated statement of operations. On October 14, 2010, the Company deposited $27,942 of cash in a restricted account under the control of the Administrative Agent and reserved $280,000 on the ABL Facility to repay the remaining amount outstanding of the 5.75% senior notes due January 15, 2011, which actions were determined by the Administrative Agent to adequately reserve (for purposes of the ABL Facility) for the repayment of such notes. Subsequent to the balance sheet date, the Company repaid the 5.75% senior notes due January 15, 2011 at maturity, including accrued interest, using approximately $170,000 of available cash and borrowings of approximately $138,000 million under the ABL Facility.

In 2002, the Company issued $400,000 aggregate principal amount of its senior 7.20% notes due April 15, 2012.

The fair value and carrying value of the Company’s debt instruments are detailed as follows:

	2010		2009
		Carrying		Carrying
	Fair Value	Value	Fair Value	Value

5.75% notes, payable January 15, 2011 interest payable semiannually	$296,459	298,248	508,703	498,240
7.20% senior notes, payable April 15, 2012 interest payable semiannually	422,400	400,000	418,400	400,000
6.125% notes, payable January 15, 2016 interest payable semiannually	963,000	900,000	891,900	900,000
Industrial revenue bonds, capital leases and other	55,334	55,334	56,239	56,239

Total long-term debt	1,737,193	1,653,582	1,875,242	1,854,479
Less current portion	348,799	350,588	52,907	52,907

Long-term debt, less current portion	$1,388,394	1,302,994	1,822,335	1,801,572

The fair values of the Company’s debt instruments were estimated using market observable inputs, including quoted prices in active markets, market indices and interest rate measurements. Within the hierarchy of fair value measurements, these are Level 2 fair values.

The aggregate maturities of long-term debt as of December 31, 2010 are as follows:

2011	$350,588
2012	401,469
2013	433
2014	365
2015	258
Thereafter	900,469

$1,653,582

(8)	Accounts Payable, Accrued Expenses and Deferred Tax Liability

Accounts payable and accrued expenses are as follows:

	2010	2009

Outstanding checks in excess of cash	$—	17,900
Accounts payable, trade	353,387	335,401
Accrued expenses	147,595	169,730
Product warranties	37,265	66,545
Accrued interest	45,696	52,743
Income taxes payable	9,301	85,699
Deferred tax liability	5,089	2,836
Accrued compensation and benefits	99,993	100,261

Total accounts payable and accrued expenses	$698,326	831,115

(9)	Product Warranties

The Company warrants certain qualitative attributes of its products for up to 50 years. The Company records a provision for estimated warranty and related costs in accrued expenses, based on historical experience and periodically adjusts these provisions to reflect actual experience.

Product warranties are as follows:

	2010	2009	2008

Balance at beginning of year	$66,545	56,460	46,187
Warranty claims paid during the year	(77,017)	(167,053)	(81,586)
Pre-existing warranty accrual adjustment
during the year(1)	2,261	125,124	—
Warranty expense during the year(1)	45,476	52,014	91,859

Balance at end of year	$37,265	66,545	56,460

(1)	The increase in warranty expense in 2009 and 2008 relates primarily to certain commercial carpet tiles that were discontinued in early 2009.

(10)	Stock Options, Stock Compensation and Treasury Stock

The Company recognizes compensation expense for all share-based payments granted based on the grant-date fair value estimated in accordance with the provisions of ASC 718-10. Compensation expense is recognized on a straight-line basis over the award’s estimated lives for fixed awards with ratable vesting provisions.

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

Additional information relating to the Company’s stock option plans follows:

	2010	2009	2008

Options outstanding at beginning of year	1,481	1,506	1,455
Options granted	40	76	146
Options exercised	(74)	(35)	(46)
Options forfeited and expired	(76)	(66)	(49)

Options outstanding at end of year	1,371	1,481	1,506

Options exercisable at end of year	1,160	1,165	1,035

Option prices per share:
Options granted during the year	$46.80	28.37	74.47

Options exercised during the year	$16.66-57.88	16.66-48.50	19.63-73.45

Options forfeited and expired during the year	$22.63-93.65	19.94-93.65	16.66-93.65

Options outstanding at end of year	$28.37-93.65	16.66-93.65	16.66-93.65

Options exercisable at end of year	$28.37-93.65	16.66-93.65	16.66-93.65

During 1996, the Company adopted the 1997 Non-Employee Director Stock Compensation Plan. The plan provides for awards of common stock of the Company for non-employee directors to receive in lieu of cash for their annual retainers. During 2010, 2009 and 2008, a total of 4, 3 and 2 shares, respectively, were awarded to the non-employee directors under the plan.

In addition, the Company maintains an employee incentive program that awards restricted stock on the attainment of certain service criteria. The outstanding awards related to these programs and related compensation expense was not significant for any of the years ended December 31, 2010, 2009 and 2008.

The Company’s Board of Directors has authorized the repurchase of up to 15,000 shares of the Company’s outstanding common stock. During 2010, the Company repurchased approximately 6 shares at an average price of $56.94 in connection with the exercise of stock options under the Company’s 2007 Incentive Plan. For the year ended December 31, 2009 and 2008, no shares of the Company’s common stock were purchased. Since the inception of the program, a total of approximately 11,518 shares have been repurchased at an aggregate cost of approximately $335,110. All of these repurchases have been financed through the Company’s operations and banking arrangements.

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

	2010	2009	2008

Dividend yield	—	—	—
Risk-free interest rate	2.3%	1.7%	2.9%
Volatility	45.2%	35.3%	24.0%
Expected life (years)	5	5	5

A summary of the Company’s options under the 2007 Plan as of December 31, 2010, and changes during the year then ended is presented as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value

Options outstanding December 31, 2009	1,481	$70.11
Granted	40	46.80
Exercised	(74)	33.16
Forfeited and expired	(76)	69.35

Options outstanding, December 31, 2010	1,371	71.48	4.0	$3,765

Vested and expected to vest as of December 31, 2010	1,360	$71.60	4.0	$3,664

Exercisable as of December 31, 2010	1,160	$73.72	3.4	$1,839

The weighted-average grant-date fair value of an option granted during 2010, 2009 and 2008 was $19.10, $9.17 and $20.26, respectively. The total intrinsic value of options exercised during the years ended December 31, 2010, 2009, and 2008 was $1,714, $809 and $1,169, respectively. Total compensation expense recognized for the years ended December 31, 2010, 2009 and 2008 was $2,436 ($1,543, net of tax), $4,552 ($2,884, net of tax) and $6,646 ($4,210, net of tax), respectively, which was allocated to selling, general and administrative expenses. The remaining unamortized expense for non-vested compensation expense as of December 31, 2010 was $1,919 with a weighted average remaining life of 1.7 years.

The following table summarizes information about the Company’s stock options outstanding as of December 31, 2010:

	Outstanding			Exercisable
	Number of		Average	Number of	Average
Exercise Price Range	Shares	Average Life	Price	Shares	Price

Under $49.09	234	4.7	$41.01	140	$44.23
$53.01-$69.46	241	1.5	62.40	241	62.40
$69.95-$74.47	312	4.8	73.87	227	73.65
$74.93-$84.85	242	4.5	82.38	221	82.48
$86.51-$88.00	45	4.9	87.63	45	87.63
$88.33-$93.65	297	4.1	89.00	286	88.83

Total	1,371	4.0	$71.48	1,160	$73,72

A summary of the Company’s RSUs under the 2007 Plan as of December 31, 2010, and changes during the year then ended is presented as follows:

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
	Shares	Average Price	Term (Years)	Intrinsic Value

Restricted Stock Units outstanding, December 31, 2009	359	$60.69
Granted	149	50.87
Released	(95)	77.62
Forfeited	(9)	46.00

Restricted Stock Units outstanding, December 31, 2010	404	47.42	3.4	$22,906

Vested and expected to vest as of December 31, 2010	343	$47.42	2.8	$19,474

The Company recognized stock-based compensation costs related to the issuance of RSU’s of $4,262 ($2,700, net of taxes), $5,009 ($3,173, net of taxes) and $4,977 ($3,153, net of taxes) for the years ended December 31, 2010, 2009 and 2008, respectively, which has been allocated to selling, general and administrative expenses. Pre-tax unrecognized compensation expense for unvested RSU’s granted to employees, net of estimated forfeitures, was $8,766 as of December 31, 2010, and will be recognized as expense over a weighted-average period of approximately 4.0 years.

Additional information relating to the Company’s RSUs under the 2007 Plan is as follows:

	2010	2009	2008

Restricted Stock Units outstanding, January 1	359	187	137
Granted	149	204	72
Released	(95)	(22)	(15)
Forfeited	(9)	(10)	(7)

Restricted Stock Units outstanding, December 31	404	359	187

Vested and expected to vest as of December 31	343	317	175

(11)	Employee Benefit Plans

The Company has a 401(k) retirement savings plan (the “Mohawk Plan”) open to substantially all of its employees within the Mohawk segment, Dal-Tile segment and certain U.S. employees of the Unilin segment, who have completed 90 days of eligible service. For the Mohawk segment, the Company contributes $0.50 for every $1.00 of employee contributions up to a maximum of 4% of the employee’s salary and an additional $0.25 for every $1.00 of employee contributions in excess of 4% of the employee’s salary up to a maximum of 6%. For the Dal-Tile and Unilin segments, the Company contributes $.50 for every $1.00 of employee contributions up to a maximum of 6% of the employee’s salary. Employee and employer contributions to the Mohawk Plan were $33,071 and $13,062 in 2010, $34,838 and $13,822 in 2009 and $40,393 and $16,024 in 2008, respectively. The Company also made a discretionary contribution to the Mohawk Plan of approximately $1,908 and $4,211 in 2009 and 2008, respectively. The Company discontinued the discretionary match on January 1, 2010.

The Company also has various pension plans covering employees in Belgium, France, and The Netherlands (the “Non-U.S. Plans”) that it acquired with the acquisition of Unilin. Benefits under the Non-U.S. Plans depend on compensation and years of service. The Non-U.S. Plans are funded in accordance with local regulations. The Company uses December 31 as the measurement date for its Non-U.S. Plans.

Components of the net periodic benefit cost of the Non-U.S. Plans are as follows:

	2010	2009	2008

Service cost of benefits earned	$1,506	1,315	1,881
Interest cost on projected benefit obligation	1,219	1,352	1,245
Expected return on plan assets	(1,025)	(1,069)	(993)
Amortization of actuarial gain	4	(322)	(29)
Effect of curtailments and settlements	—	(200)	—

Net pension expense	$1,704	1,076	2,104

Assumptions used to determine net periodic pension expense for the Non-U.S. Plans:

	2010	2009

Discount rate	5.00%	6.00%-6.60%
Expected rate of return on plan assets	4.00%-5.00%	4.50%-6.60%
Rate of compensation increase	0.00%-3.00%	0.00%-4.00%
Underlying inflation rate	2.00%	2.25%

The obligations, plan assets and funding status of the Non-U.S. Plans were as follows:

	2010	2009

Change in benefit obligation:
Projected benefit obligation at end of prior year	$25,468	20,090
Cumulative foreign exchange effect	(1,850)	458
Service cost	1,506	1,315
Interest cost	1,219	1,352
Plan participants contributions	720	763
Actuarial loss	863	2,588
Benefits paid	(949)	(687)
Effect of curtailment and settlement	—	(411)

Projected benefit obligation at end of year	$26,977	25,468

Change in plan assets:
Fair value of plan assets at end of prior year	$21,841	16,371
Cumulative foreign exchange effect	(1,599)	306
Actual return on plan assets	2,324	3,234
Employer contributions	1,771	2,059
Benefits paid	(949)	(687)
Plan participant contributions	720	763
Effect of settlement	-	(205)

Fair value of plan assets at end of year	$24,108	21,841

Funded status of the plans:
Ending funded status	$(2,869)	(3,627)

Net amount recognized in consolidated balance sheets:
Accrued expenses (current liability)	$—	—
Accrued benefit liability (non-current liability)	(2,869)	(3,628)
Accumulated other comprehensive income	(1,115)	(735)

Net amount recognized	$(3,984)	(4,363)

The Company’s net amount recognized in other comprehensive income related to actuarial gains (losses) was $380, $(914) and $(384) for the years ended December 31, 2010, 2009 and 2008, respectively.

Assumptions used to determine the projected benefit obligation for the Non-U.S. Plans were as follows:

	2010	2009

Discount rate	4.75%	5.00%
Rate of compensation increase	0.00%-3.00%	0.00%-6.00%
Underlying inflation rate	2.00%	2.00%

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

	Non-U.S. Plans
	2010	2009

Plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$17,236	10,251
Accumulated benefit obligation	16,122	8,585
Fair value of plan assets	15,356	7,907
Plans with plan assets in excess of accumulated benefit obligations:
Projected benefit obligation	$9,741	15,217
Accumulated benefit obligation	8,132	13,242
Fair value of plan assets	8,752	13,934

Estimated future benefit payments for the Non-U.S. Plans are $891 in 2011, $834 in 2012, $974 in 2013, $1,029 in 2014, $1,454 in 2015 and $8,304 in total for 2016-2020.

The Company expects to make cash contributions of $1,944 to the Non-U.S. Plans in 2011.

The fair value of the Non-U.S. Plans investments were estimated using market observable data. Within the hierarchy of fair value measurements, these investments represent Level 2 fair values. The fair value and percentage of each asset category of the total investments held by the plans as of December 31, 2010 and 2009 were as follows:

	2010	2009

Non-U.S. Plans:
Insurance contracts	$24,108	21,841

The Company’s investment policy:

	2010	2009

Non-U.S. Plans:
Insurance contracts	100.0%	100.0%

The Company’s approach to developing its expected long-term rate of return on pension plan assets combines an analysis of historical investment performance by asset class, the Company’s investment guidelines and current and expected economic fundamentals.

(12)	Income Taxes

Following is a summary of earnings (loss) from continuing operations before income taxes for United States and foreign operations:

	2010	2009	2008

United States	$39,332	(205,737)	(847,624)
Foreign	153,316	128,024	(424,848)

Earnings (loss) before income taxes	$192,648	(77,713)	(1,272,472)

Income tax expense (benefit) for the years ended December 31, 2010, 2009 and 2008 consists of the following:

	2010	2009	2008

Current income taxes:
U.S. federal	$14,052	(78,051)	61,186
State and local	1,514	1,139	8,248
Foreign	8,427	20,797	41,232

Total current	23,993	(56,115)	110,666

Deferred income taxes:
U.S. federal	(8,578)	18,082	(91,813)
State and local	18,562	(6,931)	(7,511)
Foreign	(31,264)	(31,730)	168,720

Total deferred	(21,280)	(20,579)	69,396

Total	$2,713	(76,694)	180,062

Income tax expense (benefit) attributable to earnings (loss) before income taxes differs from the amounts computed by applying the U.S. statutory federal income tax rate to earnings (loss) before income taxes as follows:

	2010	2009	2008

Income taxes at statutory rate	$67,427	(27,200)	(445,365)
State and local income taxes, net of federal income tax benefit	2,358	(3,874)	(4,113)
Foreign income taxes	(21,389)	(12,840)	(380)
Change in valuation allowance	(17,139)	12,214	276,801
Goodwill impairment	—	—	406,577
Notional interest	—	(55,956)	(63,694)
Tax contingencies and audit settlements	(3,447)	9,634	4,990
Acquisition related tax contingencies	(30,162)	—	—
Change in statutory tax rate	(49)	101	(254)
Other, net	5,114	1,227	5,500

	$2,713	(76,694)	180,062

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2010 and 2009 are presented below:

	2010	2009

Deferred tax assets:
Accounts receivable	$12,808	22,843
Inventories	46,981	46,536
Accrued expenses and other	89,549	102,665
Deductible state tax and interest benefit	15,441	24,801
Intangibles	164,945	199,660
Federal, foreign and state net operating losses and credits	201,337	214,955

Gross deferred tax assets	531,061	611,460
Valuation allowance	(325,127)	(365,944)

Net deferred tax assets	205,934	245,516

Deferred tax liabilities:
Inventories	(4,358)	(5,089)
Plant and equipment	(269,340)	(279,668)
Intangibles	(144,120)	(160,429)
LIFO change in accounting method	—	(12,850)
Other liabilities	(5,338)	(30,144)

Gross deferred tax liabilities	(423,156)	(488,180)

Net deferred tax liability(1)	$(217,222)	(242,664)

(1)	This amount includes $1,066 and $85 of non-current deferred tax assets which are in deferred income taxes and other non-current assets and $5,089 and $2,836 current deferred tax liabilities which are included in accounts payable and accrued expenses in the consolidated balance sheets as of December 31, 2010 and 2009, respectively.

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

The Company evaluates its ability to realize the tax benefits associated with deferred tax assets by analyzing its forecasted taxable income using both historic and projected future operating results, the reversal of existing temporary differences, taxable income in prior carry-back years (if permitted) and the availability of tax planning strategies. The valuation allowance as of December 31, 2010 and 2009 is $325,127 and $365,944, respectively. The December 31, 2010 valuation allowance relates to net operating losses and tax credits of $162,275 and intangibles of $162,852. The December 31, 2009 valuation allowance relates to net operating losses and tax credits of $168,773 and intangibles of $197,171. For 2010, the total change in the valuation allowance was a decrease of $40,817, which includes $22,046 primarily related to foreign currency translation, $17,139 related to European deferred tax assets and a non-P&L charge of $1,632 primarily related to current year state tax credits which have a full valuation allowance, and foreign net operating losses.

As of December 31, 2010, the Company has a federal net operating loss carryforward of $17,174. The Company also has state net operating loss carryforwards and state tax credits with potential tax benefits of $49,244, net of federal income tax benefit; these carryforwards expire over various periods based on taxing jurisdiction. A valuation allowance totaling $39,178 has been recorded against these deferred tax assets as of December 31, 2010. In addition, as of December 31, 2010, the Company has net operating loss carryforwards in various foreign jurisdictions of $134,918. A valuation allowance totaling $123,097 has been recorded against these deferred tax assets as of December 31, 2010.

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

The Company does not provide for U.S. federal and state income taxes on the cumulative undistributed earnings of its foreign subsidiaries because such earnings are deemed to be permanently reinvested. As of December 31, 2010 and 2009, the Company had not provided federal income taxes on earnings of approximately $748,000 and $723,000, respectively, from its foreign subsidiaries. Should these earnings be distributed in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes in various foreign jurisdictions. These taxes may be partially offset by U.S. foreign tax credits. Determination of the amount of the unrecognized deferred U.S. tax liability is not practical because of the complexities associated with this hypothetical calculation.

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

As of December 31, 2010, the Company’s gross amount of unrecognized tax benefits is $49,943, excluding interest and penalties. If the Company were to prevail on all uncertain tax positions, $37,379 of the unrecognized tax benefits would affect the Company’s effective tax rate, exclusive of any benefits related to interest and penalties.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2010	2009

Balance as of January 1	$105,779	91,887
Additions based on tax positions related to the current year	4,028	8,678
Additions for tax positions of prior years	13,726	10,630
Reductions for tax positions of prior years	(9,273)	—
Reductions resulting from the lapse of the statute of limitations	(1,517)	(60)
Settlements with taxing authorities	(61,063)	(5,562)
Effects of foreign currency translation	(1,737)	206

Balance as of December 31	$49,943	105,779

The Company will continue to recognize interest and penalties related to unrecognized tax benefits as a component of its income tax provision. As of December 31, 2010 and 2009, the Company has $15,550 and $47,870, respectively, accrued for the payment of interest and penalties, excluding the federal tax benefit of interest deductions where applicable. During the years ending December 31, 2010, 2009 and 2008, the Company accrued/(reversed) interest and penalties through the consolidated statements of operations of $(9,852), $8,228 and $3,657, respectively.

The Company’s 2007-2009 federal income tax returns are currently under examination by the Internal Revenue Service. The Company expects this examination to end December 31, 2012. The Company believes that its unrecognized tax benefits could decrease by $10,405 within the next twelve months. In addition, the Company has effectively settled all federal income tax matters related to years prior to 2007, with the exception of one open issue related to the 2004-2006 tax years.

(13)	Commitments and Contingencies

The Company is obligated under various operating leases for office and manufacturing space, machinery, and equipment. Future minimum lease payments under non-cancelable capital and operating leases (with initial or remaining lease terms in excess of one year) as of December 31:

			Total Future
	Capital	Operating	Payments

2011	$1,383	91,696	93,079
2012	770	75,631	76,401
2013	497	59,492	59,989
2014	418	49,706	50,124
2015	296	38,518	38,814
Thereafter	538	41,773	42,311

Total payments	3,902	356,816	360,718

Less amount representing interest	395

Present value of capitalized lease payments	$3,507

Rental expense under operating leases was $105,976, $130,227 and $139,103 in 2010, 2009 and 2008, respectively.

The Company had approximately $53,549 and $58,603 as of December 31, 2010 and 2009, respectively, in standby letters of credit for various insurance contracts and commitments to foreign vendors that expire within two years. In addition, as of December 31, 2010 and 2009, the Company guaranteed approximately $824 and $721 for building leases, respectively, related to its operating facilities in France.

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

On July 1, 2010, Monterrey, Mexico experienced flooding as a result of Hurricane Alex which temporarily interrupted operations at the Company’s Dal-Tile ceramic tile production facility. The plant was fully operational in the latter part of the third quarter of 2010. Prior to the close of the third quarter of 2010, the Company and its insurance carrier agreed to a final settlement of its claim, which included property damage and business interruption for approximately $25,000. The amount included approximately $20,000 to cover costs to repair and/or replace property and equipment and approximately $5,000 to recover lost margin from lost sales. The settlement with the insurance carrier is recorded in cost of sales in the Company’s 2010 consolidated statement of operations. As a result of the insurance settlement, the flooding did not have a material impact on the Company’s results of operations or financial position.

The Company has received partial refunds from the United States government in reference to settling custom disputes dating back to 1986. Accordingly, the Company realized a gain of $7,730 in other expense (income) in the Company’s 2010 consolidated statement of operations. The Company is pursuing additional recoveries for prior years but there can be no assurances such recoveries will occur. Additional future recoveries, if any, will be recorded as realized.

The Company is subject to various federal, state, local and foreign environmental health and safety laws and regulations, including those governing air emissions, wastewater discharges, the use, storage, treatment recycling and disposal of solid and hazardous materials and finished product, and the cleanup of contamination associated therewith. Because of the nature of the Company’s business, the Company has incurred, and will continue to incur, costs relating to compliance with such laws and regulations. The Company is involved in various proceedings relating to environmental matters and is currently engaged in environmental investigation, remediation and post-closure care programs at certain sites. The Company has provided accruals for such activities that it has determined to be both probable and reasonably estimable. The Company does not expect that the ultimate liability with respect to such activities will have a material adverse effect on its operations, but may have an effect on a given quarter or annual period.

In the normal course of business, the Company has entered into various collective bargaining agreements with its workforce in Europe, Mexico and Malaysia, either locally or within its industry sector. Historically, the Company has maintained favorable relationships with its workforce and expects to do so in the future.

The Company recorded pre-tax business restructuring charges of $13,156 in 2010, of which $12,392 was recorded as cost of sales and $764 was recorded as selling, general and administrative expenses. The Company recorded pre-tax business restructuring charges of $61,725 in 2009, of which $43,436 was recorded as cost of sales and $18,289 was recorded as selling, general and administrative expenses. The charges primarily relate to the Company’s actions taken to lower its cost structure and improve the efficiency of its manufacturing and distribution operations as it adjusts to current economic conditions.

The activity for 2009 and 2010 is as follows:

		Inventory			Other
	Asset	Write-	Lease		Restructuring
	Write-Downs(1)	Downs	Impairments	Severance	Costs	Total

Balance as of December 31, 2008	$—	—	12,711	2,070	—	14,781
Provisions
Mohawk segment	13,604	2,300	5,365	7,075	347	28,691
Dal-Tile segment	5,717	1,653	9,160	1,191	—	17,721
Unilin segment	4,310	3,096	—	4,773	3,134	15,313
Cash payments	—	—	(6,163)	(7,285)	(65)	(13,513)
Noncash items	(23,631)	(7,049)	—	—	(415)	(31,095)

Balance as of December 31, 2009	—	—	21,073	7,824	3,001	31,898

Provisions
Mohawk segment	3,989	—	(403)	305	6,452	10,343
Dal-Tile segment	—	—	—	1,223	—	1,223
Unilin segment	815	—	—	775	—	1,590
Cash payments	—	—	(9,687)	(8,019)	(9,033)	(26,739)
Noncash items	(4,804)	—	—	—	—	(4,804)

Balance as of December 31, 2010	$—	—	10,983	2,108	420	13,511

(1)	Includes $815 and $4,313 in 2010 and 2009, respectively which were charged to depreciation.

On February 25, 2011, subsequent to the balance sheet date, the Company announced a plan to exit a manufacturing facility in the Mohawk segment. The Company is finalizing its estimates and expects to record a restructuring charge in the first quarter of 2011.

(14)	Consolidated Statements of Cash Flows Information

Supplemental disclosures of cash flow information are as follows:

	2010	2009	2008

Net cash paid (received) during the year for:
Interest	$139,358	127,623	129,465

Income taxes	$(5,862)	(3,841)	107,638

Supplemental schedule of non-cash investing and financing activities:
Fair value of assets acquired in acquisition	$—	17,911	9,745
Liabilities assumed in acquisition	—	(11,987)	(1,469)

	$—	5,924	8,276

(15)	Segment Reporting

The Company has three reporting segments:  the Mohawk segment, the Dal-Tile segment and the Unilin segment. The Mohawk segment designs, manufactures, sources, distributes and markets its floor covering product lines, which include carpets, ceramic tile, laminate, rugs, carpet pad, hardwood and resilient, primarily in North America through its network of regional distribution centers and satellite warehouses using company-operated trucks, common carrier or rail transportation. The segment’s product lines are sold through various selling channels, which include independent floor covering retailers, home centers, mass merchandisers, department stores, commercial dealers and commercial end users. The Dal-Tile segment designs, manufactures, sources, distributes and markets a broad line of ceramic tile, porcelain tile, natural stone and other products, primarily in North America through its network of regional distribution centers and Company-operated sales service centers using company-operated trucks, common carriers or rail transportation. The segment’s product lines are sold through Company-owned sales service centers, independent distributors, home center retailers, tile and flooring retailers and contractors. The Unilin segment designs, manufactures, sources, licenses, distributes and markets laminate, hardwood flooring, roofing systems, insulation panels and other wood products, primarily in North America and Europe through various selling channels, which include retailers, independent distributors and home centers.

Amounts disclosed for each segment are prior to any elimination or consolidation entries. Corporate general and administrative expenses attributable to each segment are estimated and allocated accordingly. Segment performance is evaluated based on operating income. No single customer accounted for more than 5% of net sales for the years ended December 31, 2010, 2009 and 2008.

Segment information is as follows:

	2010	2009	2008

Net sales:
Mohawk	$2,844,876	2,856,741	3,628,183
Dal-Tile	1,367,442	1,426,757	1,815,373
Unilin	1,188,274	1,128,315	1,465,208
Intersegment sales	(81,520)	(67,789)	(82,416)

	$5,319,072	5,344,024	6,826,348

Operating income (loss)(1):
Mohawk	$122,904	(125,965)	(216,152)
Dal-Tile	97,334	84,154	(323,370)
Unilin	114,298	105,953	(564,911)
Corporate and eliminations	(20,367)	(20,412)	(19,701)

	$314,169	43,730	(1,124,134)

Depreciation and amortization:
Mohawk	$91,930	94,134	92,130
Dal-Tile	45,578	47,934	46,093
Unilin	145,941	151,450	149,543
Corporate	13,324	9,486	7,288

	$296,773	303,004	295,054

Capital expenditures (excluding acquisitions):
Mohawk	$84,013	35,149	78,239
Dal-Tile	37,344	17,683	41,616
Unilin	29,439	45,966	90,500
Corporate	5,384	10,127	7,469

	$156,180	108,925	217,824

Assets:
Mohawk	$1,637,319	1,582,652	1,876,696
Dal-Tile	1,644,448	1,546,393	1,693,765
Unilin	2,475,049	2,598,182	2,663,599
Corporate and intersegment eliminations	342,110	664,219	212,115

	$6,098,926	6,391,446	6,446,175

Geographic net sales:
North America	$4,447,965	4,516,784	5,776,701
Rest of world	871,107	827,240	1,049,647

	$5,319,072	5,344,024	6,826,348

	2010	2009	2008

Long-lived assets(2):
North America	$1,971,611	2,000,522	2,120,067
Rest of world	1,084,906	1,202,018	1,205,109

	$3,056,517	3,202,540	3,325,176

Net sales by product categories(3):
Soft surface	$2,645,952	2,650,452	3,337,073
Tile	1,428,571	1,491,846	1,919,070
Wood	1,244,549	1,201,726	1,570,205

	$5,319,072	5,344,024	6,826,348

(1)	Operating income (loss) includes the impact of the impairment of goodwill and other intangibles recognized in 2008 of $276,807 for the Mohawk segment, $531,930 for the Dal-Tile segment and $734,660 for the Unilin segment.

(2)	Long-lived assets are composed of net property, plant and equipment and goodwill.

(3)	The Soft surface product category includes carpets, rugs, carpet pad and resilient. The Tile product category includes ceramic tile, porcelain tile and natural stone. The Wood product category includes laminate, hardwood, roofing panels and wood-based panels.

(16)	Quarterly Financial Data (Unaudited)

The supplemental quarterly financial data are as follows:

	Quarters Ended
	April 3,	July 3,	October 2,	December 31,
	2010	2010(1)	2010(1)	2010(1)

Net sales	$1,347,236	1,400,086	1,309,552	1,262,198
Gross profit	341,246	374,756	344,932	341,666
Net earnings	20,538	68,081	51,094	45,758
Basic earnings per share	0.30	0.95	0.74	0.67
Diluted earnings per share	0.30	0.95	0.74	0.66

	Quarters Ended
	March 28,	June 27,	September 26,	December 31,
	2009	2009	2009	2009

Net sales	$1,208,339	1,406,012	1,382,565	1,347,108
Gross profit	153,689	367,388	369,459	341,694
Net (loss) earnings	(105,887)	46,261	34,348	19,779
Basic (loss) earnings per share	(1.55)	0.68	0.50	0.29
Diluted (loss) earnings per share	(1.55)	0.67	0.50	0.29

(1)	Basic and diluted earnings per share for the quarters ended July 3, 2010, October 2, 2010 and December 31, 2010, includes a correction to reduce the numerator by $3,057, $58 and $129, respectively, for an increase in the fair value of a redeemable noncontrolling interest in a consolidated subsidiary of the Company. The Company reduced basic and diluted earnings per share in the quarter ended July 3, 2010 by $0.04 from the previously reported amount of $0.99 to correct an immaterial error related to the change in the aforementioned fair value. There was no change to the previously reported basic and diluted earnings per share for the quarter ended October 2, 2010.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2010. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. The Company’s management has concluded that, as of December 31, 2010, its internal control over financial reporting is effective based on these criteria. The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

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

The information required by this item is incorporated by reference to information contained in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders under the following headings: “Election of Directors — Director, Director Nominee and Executive Officer Information,” “— Nominees for Director,” “— Continuing Directors,” “— Executive Officers,” “— Meetings and Committees of the Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Audit Committee” and “Corporate Governance.” The Company has adopted the Mohawk Industries, Inc. Standards of Conduct and Ethics, which applies to all of its directors, officers and employees. The standards of conduct and ethics are publicly available on the Company’s website at http://www.mohawkind.com and will be made available in print to any stockholder who requests them without charge. If the Company makes any substantive amendments to the standards of conduct and ethics, or grants any waiver, including any implicit waiver, from a provision of the standards required by regulations of the Commission to apply to the Company’s chief executive officer, chief financial officer or chief accounting officer, the Company will disclose the nature of the amendment or waiver on its website. The Company may elect to also disclose the amendment or waiver in a report on Form 8-K filed with the SEC. The Company has adopted the Mohawk Industries, Inc. Board of Directors Corporate Governance Guidelines, which are publicly available on the Company’s website and will be made available to any stockholder who requests it.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to information contained in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders under the following headings: “Compensation, Discussion and Analysis,” “Executive Compensation and Other Information — Summary Compensation Table,” “— Grants of Plan Based Awards,” “— Outstanding Equity Awards at Fiscal Year End,” “— Option Exercises and Stock Vested,” “— Nonqualified Deferred Compensation,” “— Certain Relationships and Related Transactions,” “— Compensation Committee Interlocks and Insider Participation,” “— Compensation Committee Report” and “Director Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to information contained in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders under the following headings: “Executive Compensation and Other Information — Equity Compensation Plan Information,” and “— Principal Stockholders of the Company.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to information contained in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders under the following heading: “Election of Directors — Meetings and Committees of the Board of Directors,” and “Executive Compensation and Other Information — Certain Relationships and Related Transactions.”

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to information contained in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders under the following heading: “Audit Committee — Principal Accountant Fees and Services” and “Meetings and Committees of the Board.”

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

3.	Exhibits

The exhibit number for the exhibit as originally filed is included in parentheses at the end of the description.

Mohawk
Exhibit
Number		Description

*2	.1	Agreement and Plan of Merger dated as of December 3, 1993 and amended as of January 17, 1994 among Mohawk, AMI Acquisition Corp., Aladdin and certain Shareholders of Aladdin. (Incorporated herein by reference to Exhibit 2.1(a) in Mohawk’s Registration Statement on Form S-4, Registration No. 333-74220.)
*3	.1	Restated Certificate of Incorporation of Mohawk, as amended. (Incorporated herein by reference to Exhibit 3.1 in Mohawk’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)
*3	.2	Restated Bylaws of Mohawk. (Incorporated herein by reference to Exhibit 3.2 in Mohawk’s Report on Form 8-K dated December 4, 2007.)
*4	.1	See Article 4 of the Restated Certificate of Incorporation of Mohawk. (Incorporated herein by reference to Exhibit 3.1 in Mohawk’s Annual Report on Form 10-K (File No. 001-13697) for the fiscal year ended December 31, 1998.)
*4	.2	See Articles 2, 6, and 9 of the Restated Bylaws of Mohawk. (Incorporated herein by reference to Exhibit 3.2 in Mohawk’s Current Report on Form 8-K dated December 4, 2007.)
*4	.3	Indenture, dated as of April 2, 2002 between Mohawk Industries, Inc. and Wachovia Bank, National Association, as Trustee (Incorporated herein by reference to Exhibit 4.1 in Mohawk’s Registration Statement on Form S-4, Registration No. 333-86734, as filed April 22, 2002.)
*4	.4	Indenture dated as of January 9, 2006, between Mohawk Industries, Inc. and SunTrust Bank, as trustee. (Incorporated herein by reference to Exhibit 4.4 in Mohawk’s Registration Statement on Form S-3, Registration Statement No. 333-130910.)
*4	.5	First Supplemental Indenture, dated as of January 17, 2006, by and between Mohawk Industries, Inc., and SunTrust Bank, as trustee. (Incorporated by reference to Exhibit 4.1 in Mohawk’s Current Report on form 8-K dated January 17, 2006.)
*10	.1	Registration Rights Agreement by and among Mohawk, Citicorp Investments, Inc., ML-Lee Acquisition Fund, L.P. and Certain Management Investors. (Incorporated herein by reference to Exhibit 10.14 of Mohawk’s Registration Statement on Form S-1, Registration No. 33-45418.)
*10	.2	Voting Agreement, Consent of Stockholders and Amendment to 1992 Registration Rights Agreement dated December 3, 1993 by and among Aladdin, Mohawk, Citicorp Investments, Inc., ML-Lee Acquisition Fund, L.P., David L. Kolb, Donald G. Mercer, Frank A. Procopio and John D. Swift. (Incorporated herein by reference to Exhibit 10(b) of Mohawk’s Registration Statement on Form S-4, Registration No. 33-74220.)
*10	.3	Registration Rights Agreement by and among Mohawk and the former shareholders of Aladdin. (Incorporated herein by reference to Exhibit 10.32 of Mohawk’s Annual Report on Form 10-K (File No. 001-13697) for the fiscal year ended December 31, 1993.)

Mohawk
Exhibit
Number		Description

*10	.4	Waiver Agreement between Alan S. Lorberbaum and Mohawk dated as of March 23, 1994 to the Registration Rights Agreement dated as of February 25, 1994 between Mohawk and those other persons who are signatories thereto. (Incorporated herein by reference to Exhibit 10.3 of Mohawk’s Quarterly Report on Form 10-Q (File No. 001-13697) for the quarter ended July 2, 1994.)
*10	.5	Loan and Security Agreement dated as of September 2, 2009 by and among Mohawk Industries, Inc. and certain of its Subsidiaries, as Borrowers, certain of its Subsidiaries, as Guarantors, the Lenders from time to time party thereto, Wachovia Bank, National Association, as Administrative Agent, and the other parties thereto (Incorporated herein by reference to Exhibit 10.1 of Mohawk’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2010.)
*10	.6	First Amendment to Loan and Security Agreement dated as of June 1, 2010 by and among Mohawk Industries, Inc. and certain of its Subsidiaries, as Borrowers, certain of its Subsidiaries, as Guarantors, the Lenders from time to time party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and the other parties thereto. (Incorporated herein by reference to Exhibit 10.1 of Mohawk’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2010.)
Exhibits Related to Executive Compensation Plans, Contracts and other Arrangements:
*10	.7	Service Agreement dated February 24, 2009, by and between Unilin Industries BVBA and BVBA “F. De Cock Management”. (Incorporated by reference to the Company’s Current Report on Form 8-K dated February 24, 2009).
*10	.8	Service Agreement dated February 9, 2009, by and between Unilin Industries BVBA and Comm. V. “Bernard Thiers”. (Incorporated herein by reference to Exhibit 10.7 in Mohawk’s Annual Report on Form 10-K (File No. 001-13697) for the fiscal year ended December 31, 2009.)
*10	.9	Second Amended and Restated Employment Agreement, dated as of November 4, 2009, by and between the Company and W. Christopher Wellborn (Incorporated by reference to the Company’s Current Report on Form 8-K dated November 4, 2009).
*10	.10	Mohawk Carpet Corporation Supplemental Executive Retirement Plan, as amended. (Incorporated herein by reference to Exhibit 10.2 of Mohawk’s Registration Statement on Form S-1, Registration No. 33-45418.)
*10	.11	Mohawk Industries, Inc. 1992 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.8 of Mohawk’s Registration Statement on Form S-1, Registration No. 33-45418.)
*10	.12	Amendment dated July 22, 1993 to the Mohawk Industries, Inc. 1992 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.2 in Mohawk’s quarterly report on Form 10-Q (File No. 001-13697) for the quarter ended July 3, 1993.)
*10	.13	Second Amendment dated February 17, 2000 to the Mohawk Industries, Inc. 1992 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.35 of Mohawk’s Annual Report on Form 10-K (File No. 001-13697) for the fiscal year ended December 31, 1999.)
*10	.14	Mohawk Industries, Inc. 1992 Mohawk-Horizon Stock Option Plan. (Incorporated herein by reference to Exhibit 10.15 of Mohawk’s Registration Statement on Form S-1, Registration Number 33-53932.)
*10	.15	Amendment dated July 22, 1993 to the Mohawk Industries, Inc. 1992 Mohawk-Horizon Stock Option Plan. (Incorporated herein by reference to Exhibit 10.1 of Mohawk’s quarterly report on Form 10-Q (File No. 001-13697) for the quarter ended July 3, 1993.)
*10	.16	Second Amendment dated February 17, 2000 to the Mohawk Industries, Inc. 1992 Mohawk-Horizon Stock Option Plan. (Incorporated herein by reference to Exhibit 10.38 of Mohawk’s Annual Report on Form 10-K (File No. 001-13697) for the fiscal year ended December 31, 1999.)
*10	.17	Mohawk Industries, Inc. 1993 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.39 of Mohawk’s Annual Report on Form 10-K (File No. 001-13697) for the fiscal year ended December 31, 1992.)

Mohawk
Exhibit
Number		Description

*10	.18	First Amendment dated February 17, 2000 to the Mohawk Industries, Inc. 1993 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.40 of Mohawk’s Annual Report on Form 10-K (File No. 001-13697) for the fiscal year ended December 31, 1999.)
10.19		The Mohawk Industries, Inc. Senior Management Deferred Compensation Plan.
*10	.20	Mohawk Industries, Inc. 1997 Non-Employee Director Stock Compensation Plan (Amended and Restated as of January 1, 2009) (Incorporated herein by reference to Exhibit 10.32 in Mohawk’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.).
*10	.21	1997 Long-Term Incentive Plan. (Incorporated herein by reference to Exhibit 10.80 of Mohawk’s Annual Report on Form 10-K (File No. 001-13697) for the fiscal year ended December 31, 1996.)
*10	.22	2002 Long-Term Incentive Plan. (Incorporated herein by reference to Appendix A in the 2002 Mohawk Industries, Inc. Proxy Statement dated March 29, 2002.)
*10	.23	Mohawk Industries, Inc. 2007 Incentive Plan (Incorporated herein by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-13697) filed with the Securities and Exchange Commission on April 9, 2007)
21		Subsidiaries of the Registrant.
23.1		Consent of Independent Registered Public Accounting Firm (KPMG LLP).
31.1		Certification Pursuant to Rule 13a-14(a).
31.2		Certification Pursuant to Rule 13a-14(a).
32.1		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	.INS	XBRL Instance Document
101	.SCH	XBRL Taxonomy Extension Schema Document
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101	.LAB	XBRL Taxonomy Extension Label Linkbase Document
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates exhibit incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mohawk Industries, Inc.

Dated: March 1, 2011	By: /s/ JEFFREY S. LORBERBAUM

Jeffrey S. Lorberbaum, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 1, 2011	/s/ JEFFREY S. LORBERBAUM

Jeffrey S. Lorberbaum, Chairman and Chief Executive Officer (principal executive officer)

Dated: March 1, 2011	/s/ FRANK H. BOYKIN

Frank H. Boykin, Chief Financial Officer and Vice President-Finance (principal financial officer)

Dated: March 1, 2011	/s/ JAMES F. BRUNK

James F. Brunk, Vice President and Corporate Controller (principal accounting officer)

Dated: March 1, 2011	/s/ PHYLLIS O. BONANNO

Phyllis O. Bonanno, Director

Dated: March 1, 2011	/s/ BRUCE C. BRUCKMANN

Bruce C. Bruckmann, Director

Dated: March 1, 2011	/s/ FRANS DE COCK

Frans De Cock, Director

Dated: March 1, 2011	/s/ JOHN F. FIEDLER

John F. Fiedler, Director

Dated: March 1, 2011	/s/ DAVID L. KOLB

David L. Kolb, Director

Dated: March 1, 2011	/s/ ROBERT N. POKELWALDT

Robert N. Pokelwaldt, Director

Dated: March 1, 2011	/s/ JOSEPH A. ONORATO

Joseph A. Onorato, Director

Dated: March 1, 2011	/s/ W. CHRISTOPHER WELLBORN

W. Christopher Wellborn, Director