Form 10-Q
period 2011-04-02
MOHAWK INDUSTRIES INC
filed 2011-05-06
CIK 851968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[Mark One]

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of the issuer’s classes of common stock as of May 2, 2011, the latest practicable date, is as follows: 68,735,077 shares of Common Stock, $.01 par value.

MOHAWK INDUSTRIES, INC.
INDEX

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
(In thousands)
(Unaudited)

	April 2, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$256,231	354,217
Restricted cash	—	27,954
Receivables, net	754,826	614,473
Inventories	1,075,613	1,007,503
Prepaid expenses	97,846	91,731
Deferred income taxes	133,487	133,304
Other current assets	21,672	19,431

Total current assets	2,339,675	2,248,613

Property, plant and equipment, at cost	3,609,635	3,518,392
Less accumulated depreciation and amortization	1,893,740	1,831,268

Property, plant and equipment, net	1,715,895	1,687,124
Goodwill	1,406,731	1,369,394
Tradenames	475,359	456,890
Other intangible assets, net	214,344	220,237
Deferred income taxes and other non-current assets	114,229	116,668

	$6,266,233	6,098,926

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS’ EQUITY
(In thousands, except per share data)
(Unaudited)

	April 2, 2011	December 31, 2010
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$52,706	350,588
Accounts payable and accrued expenses	739,768	698,326

Total current liabilities	792,474	1,048,914
Deferred income taxes	355,342	346,503
Long-term debt, less current portion	1,577,188	1,302,994
Other long-term liabilities	94,642	93,518

Total liabilities	2,819,646	2,791,929

Commitments and contingencies (Notes 11 and 12)

Redeemable noncontrolling interest	33,255	35,441

Stockholders’ equity:
Preferred stock, $.01 par value; 60 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 150,000 shares authorized; 79,760 and 79,666 shares issued in 2011 and 2010, respectively	797	797
Additional paid-in capital	1,239,048	1,235,445
Retained earnings	2,204,285	2,180,843
Accumulated other comprehensive income, net	292,828	178,097

	3,736,958	3,595,182

Less treasury stock at cost; 11,035 and 11,037 shares in 2011 and 2010, respectively	323,626	323,626

Total stockholders’ equity	3,413,332	3,271,556

	$6,266,233	6,098,926

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data) (Unaudited)

	Three Months Ended
	April 2, 2011	April 3, 2010
Net sales	$1,343,595	1,347,236
Cost of sales	1,002,003	1,005,990

Gross profit	341,592	341,246
Selling, general and administrative expenses	285,508	287,625

Operating income	56,084	53,621

Other expense (income):
Interest expense	26,595	33,908
Other expense	3,825	162
Other income	(3,840)	(4,693)

	26,580	29,377

Earnings before income taxes	29,504	24,244
Income tax expense	4,966	2,974

Net earnings	24,538	21,270
Less: Net earnings attributable to noncontrolling interest	1,096	732

Net earnings attributable to Mohawk Industries, Inc.	$23,442	20,538

Basic earnings per share attributable to Mohawk Industries, Inc.	$0.34	0.30

Weighted-average common shares outstanding — basic	68,674	68,523

Diluted earnings per share attributable to Mohawk Industries, Inc.	$0.34	0.30

Weighted-average common shares outstanding — diluted	68,904	68,730

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	April 2, 2011	April 3, 2010
Cash flows from operating activities:
Net earnings	$24,538	21,270
Adjustments to reconcile net earnings to net cash used in operating activities:
Restructuring	6,813	4,004
Depreciation and amortization	74,253	76,798
Deferred income taxes	(1,820)	(5,675)
Loss on disposal of property, plant and equipment	137	337
Excess tax benefit from stock-based compensation	—	(28)
Stock-based compensation expense	3,861	1,858
Changes in operating assets and liabilities:
Receivables, net	(123,730)	(116,010)
Inventories	(60,300)	(44,096)
Accounts payable and accrued expenses	11,291	19,644
Other assets and prepaid expenses	(2,577)	(2,844)
Other liabilities	121	(1,450)

Net cash used in operating activities	(67,413)	(46,192)

Cash flows from investing activities:
Additions to property, plant and equipment	(52,811)	(23,309)

Net cash used in investing activities	(52,811)	(23,309)

Cash flows from financing activities:
Payments on revolving line of credit	(332,330)	—
Proceeds from revolving line of credit	607,330	—
Repayment of senior notes	(298,248)	—
Borrowings (payments) on term loan and other debt	(536)	496
Distribution to noncontrolling interest	(3,283)	(2,071)
Change in restricted cash	27,954	—
Excess tax benefit from stock-based compensation	—	28
Change in outstanding checks in excess of cash	6,438	(889)
Proceeds from stock transactions	1,067	394

Net cash provided by (used in) financing activities	8,392	(2,042)

Effect of exchange rate changes on cash and cash equivalents	13,846	(7,580)

Net change in cash and cash equivalents	(97,986)	(79,123)
Cash and cash equivalents, beginning of period	354,217	531,458

Cash and cash equivalents, end of period	$256,231	452,335

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
1. Interim reporting
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto, and the Company’s description of critical accounting policies, included in the Company’s 2010 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.
2. Receivables, net
     Receivables, net are as follows:

	April 2, 2011	December 31, 2010
Customers, trade	$759,162	621,539
Income tax receivable	11,670	11,027
Other	30,995	27,662

	801,827	660,228
Less allowance for discounts, returns, claims and doubtful accounts	47,001	45,755

Receivables, net	$754,826	614,473

3. Inventories
     The components of inventories are as follows:

	April 2, 2011	December 31, 2010
Finished goods	$655,666	624,082
Work in process	111,424	97,257
Raw materials	308,523	286,164

Total inventories	$1,075,613	1,007,503

4. Goodwill and intangible assets
     The components of goodwill and other intangible assets are as follows:

	Mohawk	Dal-Tile	Unilin	Total
Balances as of December 31, 2010
Goodwill	$199,132	1,186,913	1,310,774	2,696,819
Accumulated impairments losses	(199,132)	(531,930)	(596,363)	(1,327,425)

	—	654,983	714,411	1,369,394

Currency translation during the period	—	—	37,337	37,337

Balances as of April 2, 2011	—
Goodwill	199,132	1,186,913	1,348,111	2,734,156
Accumulated impairments losses	(199,132)	(531,930)	(596,363)	(1,327,425)

	$—	654,983	751,748	1,406,731

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Tradenames
Indefinite life assets not subject to amortization:
Balance as of December 31, 2010	$456,890
Currency translation during the period	18,469

Balance as of April 2, 2011	$475,359

	Customer
	relationships	Patents	Other	Total
Intangible assets subject to amortization:
Balance as of December 31, 2010	$106,432	112,520	1,285	220,237
Amortization during period	(11,725)	(5,644)	(30)	(17,399)
Currency translation during the period	3,807	7,689	10	11,506

Balance as of April 2, 2011	$98,514	114,565	1,265	214,344

	Three Months Ended
	April 2, 2011	April 3, 2010
Amortization expense	$17,399	18,218
5. Accounts payable and accrued expenses
     Accounts payable and accrued expenses are as follows:

	April 2, 2011	December 31, 2010
Outstanding checks in excess of cash	$6,438	—
Accounts payable, trade	396,775	353,387
Accrued expenses	150,340	147,595
Product warranties	36,437	37,265
Accrued interest	28,995	45,696
Income taxes payable	9,286	9,301
Deferred tax liability	10,013	5,089
Accrued compensation and benefits	101,484	99,993

Total accounts payable and accrued expenses	$739,768	698,326

6. Product warranties
     The Company warrants certain qualitative attributes of its products for up to 50 years. The Company records a provision for estimated warranty and related costs in accrued expenses, based on historical experience, and periodically adjusts these provisions to reflect actual experience.
     The provision for warranty obligations is as follows:

	Three Months Ended
	April 2, 2011	April 3, 2010
Balance at beginning of period	$37,265	66,545
Warranty claims paid during the period	(13,735)	(24,373)
Pre-existing warranty accrual adjustment during the period	2,995	—
Warranty expense during the period	9,912	11,278

Balance at end of period	$36,437	53,450

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
7. Comprehensive income (loss)
     Comprehensive income (loss) is as follows:

	Three Months Ended
	April 2, 2011	April 3, 2010
Net earnings	$24,538	21,270
Other comprehensive income (loss):
Foreign currency translation	114,731	(99,987)

Comprehensive income (loss)	139,269	(78,717)

Comprehensive income attributable to the noncontrolling interest	(1,096)	(732)

Comprehensive income (loss) attributable to Mohawk Industries, Inc.	$138,173	(79,449)

8. Stock-based compensation
     The Company recognizes compensation expense for all share-based payments granted based on the grant-date fair value estimated in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification topic (“ASC”) 718-10. Compensation expense is recognized on a straight-line basis over the options’ or awards’ estimated lives for fixed awards with ratable vesting provisions.
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
     The Company granted 76 and 40 options to employees at a weighted-average grant-date fair value of $25.39 and $19.10 per share for the three months ended April 2, 2011 and April 3, 2010, respectively. The Company recognized stock-based compensation costs related to stock options of $559 ($354 net of taxes) and $775 ($491 net of taxes) for the three months ended April 2, 2011 and April 3, 2010, respectively, which has been allocated to selling, general and administrative expenses. Pre-tax unrecognized compensation expense for stock options granted to employees and outside directors, net of estimated forfeitures, was $3,157 as of April 2, 2011, and will be recognized as expense over a weighted-average period of approximately 2.1 years.
     The fair value of the option award is estimated on the date of grant using the Black-Scholes-Merton valuation model. Expected volatility is based on the historical volatility of the Company’s common stock. The Company uses historical data to estimate option exercise and forfeiture rates within the valuation model.
     The Company granted 196 and 89 RSU’s at a weighted-average grant-date fair value of $57.34 and $46.94 per unit for the three months ended April 2, 2011 and April 3, 2010, respectively. The Company recognized stock-based compensation costs related to the issuance of RSU’s of $3,272 ($2,073 net of taxes) and $1,052 ($666 net of taxes) for the three months ended April 2, 2011 and April 3, 2010, respectively, which has been allocated to selling, general and administrative expenses. Pre-tax unrecognized compensation expense for unvested RSU’s granted to employees, net of estimated forfeitures, was $16,282 as of April 2, 2011, and will be recognized as expense over a weighted-average period of approximately 4.0 years.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
     The Company did not grant any restricted stock awards for the three months ended April 2, 2011. Compensation expense for restricted stock awards for the three months ended April 2, 2011 and April 3, 2010, respectively, was not significant.
9. Earnings per share
     Basic net earnings per share (“EPS”) is calculated using net earnings available to common stockholders divided by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS is similar to basic EPS except that the weighted-average number of shares is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.
     Dilutive common stock options are included in the diluted EPS calculation using the treasury stock method. Common stock options and unvested restricted shares (units) that were not included in the diluted EPS computation because the price was greater than the average market price of the common shares for the three months ended April 2, 2011 and April 3, 2010 were 1,123 and 1,201, respectively.

	Three Months Ended
	April 2, 2011	April 3, 2010
Net earnings available to common stockholders	$23,442	20,538

Weighted-average common shares outstanding-basic and diluted:
Weighted-average common shares outstanding — basic	68,674	68,523
Add weighted-average dilutive potential common shares - options and RSU’s to purchase common shares, net	230	207

Weighted-average common shares outstanding-diluted	68,904	68,730

Basic earnings per share attributable to Mohawk Industries, Inc.	$0.34	0.30

Diluted earnings per share attributable to Mohawk Industries, Inc.	$0.34	0.30

10. Segment reporting
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
     Segment information is as follows:

	Three Months Ended
	April 2, 2011	April 3, 2010
Net sales:
Mohawk	$691,165	716,583
Dal-Tile	344,415	341,396
Unilin	325,832	305,880
Intersegment sales	(17,817)	(16,623)

	$1,343,595	1,347,236

Operating income:
Mohawk	$17,040	16,628
Dal-Tile	17,700	15,395
Unilin	26,250	26,458
Corporate and eliminations	(4,906)	(4,860)

	$56,084	53,621

	April 2, 2011	December 31, 2010

Assets:
Mohawk	$1,749,625	1,637,319
Dal-Tile	1,674,408	1,644,448
Unilin	2,654,268	2,475,049
Corporate and intersegment eliminations	187,932	342,110

	$6,266,233	6,098,926

11. Commitments, contingencies and other
     The Company is involved in litigation from time to time in the regular course of its business. There are currently no material legal proceedings pending or known by the Company to be contemplated to which the Company is a party or to which any of its property is subject.
     The Company believes that adequate provisions for resolution of all contingencies, claims and pending litigation have been made for probable losses and that the ultimate outcome of these actions will not have a material adverse effect on its financial condition but could have a material adverse effect on its results of operations in a given quarter or year.
     The Company recorded pre-tax business restructuring charges of $6,813 for the three months ended April 2, 2011 of which $6,347 was recorded as cost of sales and $466 was recorded as selling, general and administrative expenses for the same period. For the three months ended April 3, 2010, the Company recorded pre-tax business restructuring charges of $4,004 of which $3,857 was recorded as cost of sales and $147 was recorded as selling, general and administrative expenses for the same period. The charges in 2011 and 2010 primarily relate to the Company’s actions taken to lower its cost structure and improve the efficiency of its manufacturing and distribution operations as the Company adjusts to current economic conditions.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
     The restructuring activity for the first three months of 2011 is as follows:

				Other
	Asset write-	Lease		restructuring
	downs	impairments	Severance	costs	Total
Balance as of December 31, 2010	$—	10,983	2,108	420	13,511
Provisions
Mohawk segment	4,847	466	—	1,500	6,813
Dal-Tile segment	—	—	—	—	—
Unilin segment	—	—	—	—	—
Cash payments	—	(1,375)	(716)	(288)	(2,379)
Noncash items	(4,847)	—	—	—	(4,847)

Balance as of April 2, 2011	$—	10,074	1,392	1,632	13,098

     The Company expects the remaining severance costs, lease impairments and other restructuring costs to be paid over the next five years.
12. Debt
     On September 2, 2009, the Company entered into a $600,000 four-year, senior, secured revolving credit facility (the “ABL Facility”). The ABL Facility provides for a maximum of $600,000 of revolving credit, subject to borrowing base availability, including limited amounts of credit in the form of letters of credit and swingline loans. The borrowing base is equal to specified percentages of eligible accounts receivable and inventories of the borrowers under the ABL Facility, which are subject to seasonal variations, less reserves established in good faith by the Administrative Agent under the ABL Facility. All obligations under the ABL Facility, and the guarantees of those obligations, are secured by a security interest in certain accounts receivable, inventories, certain deposit and securities accounts, tax refunds and other personal property (excluding intellectual property) directly relating to, or arising from, and proceeds of any of the foregoing. On June 1, 2010, the Company amended the ABL Facility to, among other things, reduce the applicable interest rate margins on loans and reduce the commitment fees.
     At the Company’s election, revolving loans under the ABL Facility bear interest at annual rates equal to either (a) LIBOR for 1-, 2-, 3- or 6- month periods, as selected by the Company, plus an applicable margin ranging between 2.75% and 3.25%, or (b) the higher of the prime rate, the Federal Funds rate plus 0.5%, or a one-month LIBOR rate, plus an applicable margin ranging between 1.25% and 1.75%. The Company also pays a commitment fee to the lenders under the ABL Facility on the average amount by which the aggregate commitments of the lenders’ exceed utilization of the ABL Facility equal to 0.65% per annum during any quarter that this excess is 50% or more and 0.50% per annum during any quarter that this excess is less than 50%.
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
     The ABL Facility is scheduled to mature on September 2, 2013 but the maturity date will accelerate, including the acceleration of any unamortized deferred financing costs, to January 15, 2012, if the Company’s outstanding $400,000 aggregate principal amount of its senior 7.20% notes due April 15, 2012 issued in 2002 have not been repaid, refinanced, defeased or adequately reserved for by the Company, as reasonably determined by the Administrative Agent, prior to January 15, 2012. The Company believes it will be able to make adequate reserves for such senior notes with cash and cash equivalents, unutilized borrowings under the ABL and other uncommitted financing sources, including new public debt offerings or bank facilities, although

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
there can be no assurances that the Company will be able to complete any necessary financing transactions prior to the relevant date under the ABL Facility or the April 15, 2012 maturity date.
     As of April 2, 2011, the amount utilized under the ABL Facility was $382,100 resulting in a total of $217,900 available under the ABL Facility. The amount utilized included $275,000 of borrowings, $53,542 of standby letters of credit guaranteeing the Company’s industrial revenue bonds and $53,558 of standby letters of credit related to various insurance contracts and foreign vendor commitments.
     On January 17, 2006, the Company issued $500,000 aggregate principal amount of 5.75% senior notes due January 15, 2011 and $900,000 aggregate principal amount of 6.125% notes due January 15, 2016. Interest payable on these notes is subject to adjustment if either Moody’s Investors Service, Inc. (“Moody’s”) or Standard & Poor’s Ratings Services (“Standard & Poor’s”), or both, downgrades the rating assigned to the notes. Each rating agency downgrade results in a 0.25% increase in the interest rate, subject to a maximum increase of 1% per rating agency. If later the rating of these notes improves, then the interest rates would be reduced accordingly. Each 0.25% increase in the interest rate of these notes would increase the Company’s interest expense by approximately $63 per quarter per $100,000 of outstanding notes. Interest rates have been increased by an aggregate amount of 0.75% as a result of downgrades by Moody’s and Standard & Poor’s since 2008. Additional downgrades in the Company’s credit ratings could further increase the cost of its existing credit and adversely affect the cost of and ability to obtain additional credit in the future. During the first quarter of 2011, the Company repaid the remaining outstanding $298,248 million 5.75% senior notes due January 15, 2011, at maturity with cash on hand and borrowings under the ABL Facilty.
13. Fair value
     ASC 825-10, formerly the FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments”, requires disclosures about fair value of financial instruments in interim reporting periods of publicly-traded companies.
     The fair value and carrying value of our debt instruments are detailed as follows:

	April 2, 2011		December 31, 2010
		Carrying		Carrying
	Fair Value	Value	Fair Value	Value
5.75% notes, payable January 15, 2011 interest payable semiannually	$—	—	296,459	298,248
7.20% senior notes, payable April 15, 2012 interest payable semiannually	419,600	400,000	422,400	400,000
6.125% notes, payable January 15, 2016 interest payable semiannually	963,000	900,000	963,000	900,000
Four-year senior secured credit facility, due September 2, 2013	275,000	275,000	—	—
Industrial revenue bonds, capital leases and other	54,894	54,894	55,334	55,334

Total long-term debt	1,712,494	1,629,894	1,737,193	1,653,582
Less current portion	52,706	52,706	348,799	350,588

Long-term debt, less current portion	$1,659,788	1,577,188	1,388,394	1,302,994

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
     For the three months ended April 2, 2011, net earnings attributable to the Company were $23.4 million, or diluted earnings per share (“EPS”) of $0.34, compared to the net earnings attributable to the Company of $20.5 million or diluted EPS of $0.30 for the three months ended April 3, 2010. The change in EPS is primarily the result of the favorable net impact of price and product mix, the net benefits of restructuring actions taken in 2009 and 2010 and lower selling, general and administrative costs, partially offset by higher costs, primarily related to raw material inflation.

Results of Operations
Quarter Ended April 2, 2011, as Compared with Quarter Ended April 3, 2010
Net sales
     Net sales for the three months ended April 2, 2011 were $1,343.6 million, reflecting a decrease of $3.6 million, or 0.3%, from the $1,347.2 million reported for the three months ended April 3, 2010. The decrease was primarily due to lower sales volume of approximately $26 million, primarily related to continued weakness in the U.S. residential market, and unfavorable foreign exchange rates of approximately $1 million, offset by the net effect of price and product mix of approximately $23 million.
     Mohawk Segment — Net sales decreased $25.4 million, or 3.5%, to $691.2 million for the three months ended April 2, 2011, compared to $716.6 million for the three months ended April 3, 2010. The decrease was primarily driven by lower sales volume of approximately $28 million, primarily related to continued weakness in the U.S. residential market, partially offset by the net effect of price and product mix of approximately $2 million.
     Dal-Tile Segment — Net sales increased $3.0 million, or 0.9%, to $344.4 million for the three months ended April 2, 2011, compared to $341.4 million for the three months ended April 3, 2010. The increase was primarily driven by the net effect of price and product mix of approximately $3 million and the impact of favorable foreign exchange rates of approximately $2 million partially offset by lower sales volume of approximately $2 million.
     Unilin Segment — Net sales increased $20.0 million, or 6.5%, to $325.8 million for the three months ended April 2, 2011, compared to $305.9 million for the three months ended April 3, 2010. The increase was due to the net effect of price and product mix of approximately $17 million, higher sales volume of approximately $5 million, partially offset by unfavorable foreign exchange rates of approximately $2 million.
Gross profit
     Gross profit for the three months ended April 2, 2011 was $341.6 million (25.4% of net sales) and was flat compared to gross profit of $341.2 million (25.3% of net sales) for the three months ended April 3, 2010. Gross profit was favorably impacted by the net effect of price and product mix of approximately $30 million and by approximately $21 million as a result of various restructuring actions and cost savings initiatives implemented by the Company, including manufacturing facility consolidations, workforce reductions and productivity improvements, offset by higher costs of approximately $40 million, primarily related to raw material inflation, lower sales volume of approximately $7 million, higher restructuring charges of approximately $3 million and unfavorable foreign exchange rates of approximately $1 million.
Selling, general and administrative expenses
     Selling, general and administrative expenses for the three months ended April 2, 2011 were $285.5 million (21.2% of net sales), reflecting a decrease of $2.1 million, or 0.7%, compared to $287.6 million (21.3% of net sales) for the three months ended April 3, 2010. The decrease in selling, general and administrative expenses is primarily driven by the benefits of various restructuring actions and cost savings initiatives implemented by the Company, including distribution facility consolidations and productivity improvements.
Operating income
     Operating income for the three months ended April 2, 2011 was $56.1 million (4.2% of net sales) reflecting a $2.5 million increase compared to an operating income of $53.6 million (4.0% of net sales) for the three months ended April 3, 2010. Operating income was favorably impacted by the net effect of price and product mix of approximately $30 million and lower selling, general and administrative expenses and various restructuring actions and cost savings initiatives implemented by the Company of approximately $23 million, offset by higher costs of approximately $40 million, primarily related to raw material inflation, lower sales volume of approximately $7 million, higher restructuring charges of approximately $3 million and the impact of unfavorable foreign exchange rates of approximately $1 million.
     Mohawk Segment — Operating income was $17.0 million (2.5% of segment net sales) for the three months ended April 2, 2011 reflecting an increase of $0.4 million compared to operating income of $16.6 million (2.3% of segment net sales) for the three months ended April 3, 2010. Operating income was favorably impacted by approximately $20 million as a result of various restructuring actions and cost savings initiatives implemented by the Company and lower selling, general and administrative expenses and the net effect of price and product mix of approximately $11 million, partially offset by higher costs of approximately $18 million, primarily related to raw material inflation, lower sales volume of approximately $9 million and higher restructuring charges of approximately $3 million.
     Dal-Tile Segment — Operating income was $17.7 million (5.1% of segment net sales) for the three months ended April 2, 2011 reflecting an increase of $2.3 million compared to operating income of $15.4 million (4.5% of segment net sales) for the three months ended April 3, 2010. Operating income was favorably impacted by approximately $5 million as a result of lower selling, general and administrative expenses and various restructuring actions and cost savings initiatives implemented by the Company and the net effect of price and product mix of approximately $2 million, partially offset by higher costs of approximately $2 million, primarily related to energy and raw material inflation, by lower sales volume of approximately $1 million and unfavorable foreign exchange rates of approximately $1 million.
     Unilin Segment — Operating income was $26.3 million (8.1% of segment net sales) for the three months ended April 2, 2011 reflecting a decrease of $0.2 million compared to operating income of $26.5 million (8.6% of segment net sales) for the three months ended April 3, 2010. The decrease was primarily driven by higher costs of approximately $21 million, primarily related to raw material inflation, offset by the net effect of price and product mix of approximately $17 million and higher sales volume of approximately $3 million.
Interest expense
     Interest expense for the three months ended April 2, 2011 was $26.6 million compared to $33.9 million in the three months ended April 3, 2010. The decrease in interest expense resulted from lower debt levels due to the repayment of the remaining approximately $300 million aggregate principal amount of the Company’s 5.75% senior notes due January 15, 2011 in the first quarter of 2011, partially offset by higher borrowings on the Company’s $600.0 million four-year, senior, secured revolving credit facility (the “ABL Facility”).
Income tax expense
     For the three months ended April 2, 2011, the Company recorded income tax expense of $5.0 million on earnings before income taxes of $29.5 million for an effective tax rate of 16.8%, as compared to an income tax expense of $3.0 million on earnings before income taxes of $24.2 million for an effective tax rate of 12.3% for the three months ended April 3, 2010. The difference in the effective tax rate for the comparative periods is due to a change in the geographical pre-tax earnings.
Liquidity and Capital Resources
     The Company’s primary capital requirements are for working capital, capital expenditures and acquisitions. The Company’s capital needs are met primarily through a combination of internally generated funds, bank credit lines, term and senior notes and credit terms from suppliers.
     Cash flows used in operating activities for the first three months of 2011 were $67.4 million compared to $46.2 million in the first three months of 2010. The increase in cash used in operating activities for the first three months of 2011 as compared to 2010 is primarily attributable to raw material inflation and customer mix changes in receivables.
     Net cash used in investing activities for the first three months of 2011 was $52.8 million compared to $23.3 million in the first three months of 2010. The increase in investing activities primarily relates to higher capital expenditures related to additional extrusion capacity. Capital spending during the remainder of 2011, excluding acquisitions, is expected to range from approximately $220 million to $235 million and is intended to be used primarily to purchase equipment, add geographic capacity and to streamline manufacturing capabilities.
     Net cash provided by financing activities for the first three months of 2011 was $8.4 million compared to net cash used in financing activities of $2.0 million in the first three months of 2010. The change in cash provided by (used in) financing activities as compared to the first three months of 2010 is primarily attributable to the change in outstanding checks.
     On September 2, 2009, the Company entered into the ABL Facility. The ABL Facility provides for a maximum of $600.0 million of revolving credit, subject to borrowing base availability, including limited amounts of credit in the form of letters of credit and swingline loans. The borrowing base is equal to specified percentages of eligible accounts receivable and inventories of the borrowers under the ABL Facility, which are subject to seasonal variations, less reserves established in good faith by the Administrative Agent under the ABL Facility. All obligations under the ABL Facility, and the guarantees of those obligations, are secured by a security interest in certain accounts receivable, inventories, certain deposit and securities accounts, tax refunds and other personal property (excluding intellectual property) directly relating to, or arising from, and proceeds of any of the foregoing. On June 1, 2010, the Company amended the ABL Facility to, among other things, reduce the applicable interest rate margins on loans and reduce the commitment fees.
     At the Company’s election, revolving loans under the ABL Facility bear interest at annual rates equal to either (a) LIBOR for 1-, 2-, 3- or 6-month periods, as selected by the Company, plus an applicable margin ranging between 2.75% and 3.25%, or (b) the higher of the prime rate, the Federal Funds rate plus 0.5%, or a one-month LIBOR rate, plus an applicable margin ranging between 1.25% and 1.75%. The Company also pays a commitment fee to the lenders under the ABL Facility on the average amount by which the aggregate commitments of the lenders’ exceed utilization of the ABL Facility equal to 0.65% per annum during any quarter that this excess is 50% or more and 0.50% per annum during any quarter that this excess is less than 50%.
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
     The ABL Facility is scheduled to mature on September 2, 2013 but the maturity date will accelerate, including the acceleration of any unamortized deferred financing costs, to January 15, 2012, if the Company’s outstanding $400.0 million aggregate principal amount of its senior 7.20% notes due April 15, 2012 issued in 2002 have not been repaid, refinanced, defeased or adequately reserved for by the Company, as reasonably determined by the Administrative Agent, prior to January 15, 2012. The Company believes it will be able to make adequate reserves for such senior notes with cash and cash equivalents, unutilized borrowings under the ABL and other uncommitted financing sources, including new public debt offerings or bank facilities, although there can be no assurances that the Company will be able to complete any necessary financing transactions prior to the relevant date under the ABL Facility or the April 15, 2012 maturity date.
     As of April 2, 2011, the amount utilized under the ABL Facility was $382.1 million resulting in a total of $217.9 million available under the ABL Facility. The amount utilized included $275.0 million of borrowings, $53.5 million of standby letters of credit guaranteeing the Company’s industrial revenue bonds and $53.6 million of standby letters of credit related to various insurance contracts and foreign vendor commitments.
     On January 17, 2006, the Company issued $500.0 million aggregate principal amount of 5.75% senior notes due January 15, 2011 and $900.0 million aggregate principal amount of 6.125% notes due January 15, 2016. Interest payable on these notes is subject to adjustment if either Moody’s Investors Service, Inc. (“Moody’s”) or Standard & Poor’s Ratings Services (“Standard & Poor’s”), or both, downgrades the rating assigned to the notes. Each rating agency downgrade results in a 0.25% increase in the interest rate, subject to a maximum increase of 1% per rating agency. If later the rating of these notes improves, then the interest rates would be reduced accordingly. Each 0.25% increase in the interest rate of these notes would increase the Company’s interest expense by approximately $0.1 million per quarter per $100.0 million of outstanding notes. Currently, the interest rates have been increased by an aggregate amount of 0.75% as a result of downgrades by Moody’s and Standard & Poor’s since 2008. Additional downgrades in the Company’s credit ratings could further increase the cost of its existing credit and adversely affect the cost of and ability to obtain additional credit in the future. During the first quarter of 2011, the Company repaid the remaining outstanding $298.2 million 5.75% senior notes due January 15, 2011, at maturity with cash on hand and borrowings under the ABL Facilty.
     As of April 2, 2011, the Company had invested cash of $213.5 million in money market AAA rated cash investments of which $212.5 million was in Europe. The Company believes that its cash and cash equivalents on hand, cash generated from operations and availability under its ABL Facility will be sufficient to meet its capital expenditure and working capital requirements, excluding the $400.0 million senior 7.20% notes due April 15, 2012, over the next twelve months.
     The Company may from time to time seek to retire its outstanding debt through cash purchases in the open market, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amount involved may be material.
Contractual Obligations
     There have been no significant changes to the Company’s contractual obligations as disclosed in the Company’s 2010 Annual Report filed on Form 10-K.
Critical Accounting Policies and Estimates
     There have been no significant changes to the Company’s critical accounting policies and estimates during the period. The Company’s critical accounting policies and estimates are described in its 2010 Annual Report filed on Form 10-K.
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
Forward-Looking Information
     Certain of the statements in this Form 10-Q, particularly those anticipating future performance, business prospects, growth and operating strategies, proposed acquisitions, and similar matters, and those that include the words “believes,” “anticipates,” “forecast,” “estimates” or similar expressions constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For those statements, Mohawk claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. There can be no assurance that the forward-looking statements will be accurate because they are based on many assumptions, which involve risks and uncertainties. The following important factors could cause future results to differ: changes in economic or industry conditions; competition; inflation in raw material prices and other input costs; energy costs and supply; timing and level of capital expenditures; timing and implementation of price increases for the Company’s products; impairment charges; integration of acquisitions; introduction of new products; rationalization of operations; claims; litigation; and other risks identified in Mohawk’s SEC reports and public announcements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There have been no significant changes to the Company’s exposure to market risk as disclosed in the Company’s 2010 Annual Report filed on Form 10-K.
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
     The Company is involved in litigation from time to time in the regular course of its business. There are currently no material legal proceedings pending or known by the Company to be contemplated to which the Company is a party or to which any of its property is subject.
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
     The Company’s outstanding 7.20% senior notes in the aggregate amount of $400.0 million are due April 15, 2012. The Company’s $600.0 million four-year, senior, secured revolving credit facility (the “ABL Facility”) is scheduled to mature on September 2, 2013, but the maturity date will accelerate, including the acceleration of any unamortized deferred financing costs, to January 15, 2012, if the Company’s outstanding 7.20% senior notes due April 15, 2012 have not been repaid, refinanced, defeased or adequately reserved for by the Company, as reasonably determined by the Administrative Agent, prior to January 15, 2012. Although the Company does not currently have sufficient availability under the ABL Facility, together with cash and cash equivalents on hand, to satisfy the January 15, 2012 requirements under the ABL Facility, the Company believes it will be able to make adequate reserves for such senior notes when required with cash and cash equivalents, unutilized borrowing availability under the ABL Facility and other financing sources, including public debt markets or new bank facilities. As of April 2, 2011, the amount utilized under the ABL Facility was $382.1 million resulting in a total of $217.9 million available under the ABL Facility. The amount utilized included $275.0 million of borrowings, $53.5 million of standby letters of credit guaranteeing the Company’s industrial revenue bonds and $53.6 million of standby letters of credit related to various insurance contracts and foreign vendor commitments. While the Company currently believes it has access to other uncommitted financing sources, including new public debt offerings or bank facilities, to satisfy the January 15, 2012 requirements under the ABL Facility and the subsequent repayment of the 7.20% senior notes due April 15, 2012, there can be no assurances that the Company will be able to complete any necessary financing transactions prior to the relevant date under the ABL Facility or the April 15, 2012 maturity date.
     During the term of the ABL Facility, if the Company’s cash flow is worse than expected or the borrowing base on its ABL Facility declines, the Company may need to refinance all or a portion of its indebtedness through a public debt offering or a new bank facility and may not be able to do so on terms acceptable to it, or at all. If the Company is unable to access debt markets at competitive rates or in sufficient amounts due to credit rating downgrades, market volatility, market disruption, or other factors, it could materially adversely affect the Company’s ability to repay its indebtedness and otherwise have a substantial adverse effect on the Company’s financial condition and results of operations.
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
     In the ordinary course of business, the Company is subject to a variety of product-related claims, lawsuits and legal proceedings, including those relating to product liability, product warranty, product recall, personal injury, and other matters that are inherently subject to many uncertainties regarding the possibility of a loss to the Company. Such matters could have a material adverse effect on its business, results of operations and financial condition if the Company is unable to successfully defend against or resolve these matters or if it’s insurance coverage is insufficient to satisfy any judgments against the Company or settlements relating to these matters. Although the Company has product liability insurance, the policies may not provide coverage for certain claims against the Company or may not be sufficient to cover all possible liabilities. Further, the Company may not be able to maintain insurance at commercially acceptable premium levels. Moreover, adverse publicity arising from claims made against the Company, even if the claims were not successful, could adversely affect the Company’s reputation or the reputation and sales of its products.
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

MOHAWK INDUSTRIES, INC. (Registrant)
Dated: May 6, 2011	By:	/s/ Jeffrey S. Lorberbaum
JEFFREY S. LORBERBAUM
Chairman and Chief Executive Officer (principal executive officer)

Dated: May 6, 2011	By:	/s/ Frank H. Boykin
FRANK H. BOYKIN
Chief Financial Officer (principal financial officer)