Form 10-Q
period 2011-07-02
MOHAWK INDUSTRIES INC
filed 2011-08-05
CIK 851968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2011

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

The number of shares outstanding of the issuer’s classes of common stock as of July 29, 2011, the latest practicable date, is as follows: 68,758,713 shares of Common Stock, $.01 par value.

MOHAWK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

(In thousands)

(Unaudited)

	July 2, 2011	December 31, 2010
ASSETS

Current assets:
Cash and cash equivalents	$285,422	354,217
Restricted cash	—	27,954
Receivables, net	797,893	614,473
Inventories	1,102,769	1,007,503
Prepaid expenses	103,518	91,731
Deferred income taxes	135,338	133,304
Other current assets	22,297	19,431

Total current assets	2,447,237	2,248,613

Property, plant and equipment, at cost	3,649,881	3,518,392
Less accumulated depreciation and amortization	1,918,967	1,831,268

Property, plant and equipment, net	1,730,914	1,687,124
Goodwill	1,418,830	1,369,394
Tradenames	481,351	456,890
Other intangible assets, net	199,827	220,237
Deferred income taxes and other non-current assets	110,841	116,668

	$6,389,000	6,098,926

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

(Unaudited)

	July 2, 2011	December 31, 2010
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$453,185	350,588
Accounts payable and accrued expenses	771,297	698,326

Total current liabilities	1,224,482	1,048,914
Deferred income taxes	366,610	346,503
Long-term debt, less current portion	1,155,150	1,302,994
Other long-term liabilities	93,499	93,518

Total liabilities	2,839,741	2,791,929

Commitments and contingencies (Notes 12 and 13)

Redeemable noncontrolling interest	32,300	35,441

Stockholders’ equity:
Preferred stock, $.01 par value; 60 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 150,000 shares authorized; 79,792 and 79,666 shares issued in 2011 and 2010, respectively	798	797
Additional paid-in capital	1,242,963	1,235,445
Retained earnings	2,265,188	2,180,843
Accumulated other comprehensive income, net	331,558	178,097

	3,840,507	3,595,182

Less treasury stock at cost; 11,035 and 11,037 shares in 2011 and 2010, respectively	323,548	323,626

Total stockholders’ equity	3,516,959	3,271,556

	$6,389,000	6,098,926

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	July 2, 2011	July 3, 2010
Net sales	$1,477,854	1,400,086
Cost of sales	1,095,607	1,025,330

Gross profit	382,247	374,756
Selling, general and administrative expenses	280,547	285,030

Operating income	101,700	89,726

Other expense (income):
Interest expense	25,760	39,031
Other expense	2,963	3,675
Other income	(2,567)	(3,131)

	26,156	39,575

Earnings before income taxes	75,544	50,151
Income tax expense (benefit)	13,450	(18,814)

Net earnings	62,094	68,965
Less: Net earnings attributable to noncontrolling interest	1,191	884

Net earnings attributable to Mohawk Industries, Inc.	$60,903	68,081

Basic earnings per share attributable to Mohawk Industries, Inc.	$0.89	0.95

Diluted earnings per share attributable to Mohawk Industries, Inc.	$0.88	0.95

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Six Months Ended
	July 2, 2011	July 3, 2010
Net sales	$2,821,449	2,747,322
Cost of sales	2,097,610	2,031,320

Gross profit	723,839	716,002
Selling, general and administrative expenses	566,055	572,655

Operating income	157,784	143,347

Other expense (income):
Interest expense	52,355	72,939
Other expense	6,193	3,837
Other income	(5,812)	(7,824)

	52,736	68,952

Earnings before income taxes	105,048	74,395
Income tax expense (benefit)	18,416	(15,840)

Net earnings	86,632	90,235
Less: Net earnings attributable to noncontrolling interest	2,287	1,616

Net earnings attributable to Mohawk Industries, Inc.	$84,345	88,619

Basic earnings per share attributable to Mohawk Industries, Inc.	$1.23	1.25

Diluted earnings per share attributable to Mohawk Industries, Inc.	$1.22	1.24

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	July 2, 2011	July 3, 2010
Cash flows from operating activities:
Net earnings	$86,632	90,235
Adjustments to reconcile net earnings to net cash provided by operating activities:
Restructuring	13,327	8,933
Depreciation and amortization	148,597	149,295
Deferred income taxes	331	(18,338)
Loss on extinguishment of debt	—	7,514
Loss (gain) on disposal of property, plant and equipment	485	(952)
Excess tax benefit from stock-based compensation	—	(162)
Stock-based compensation expense	6,038	3,484
Changes in operating assets and liabilities:
Receivables, net	(164,107)	(117,129)
Income tax receivable	—	79,776
Inventories	(84,776)	(82,901)
Accounts payable and accrued expenses	30,522	(12,240)
Other assets and prepaid expenses	(7,193)	(10,308)
Other liabilities	(1,266)	(8,230)

Net cash provided by operating activities	28,590	88,977

Cash flows from investing activities:
Additions to property, plant and equipment	(112,519)	(47,139)

Net cash used in investing activities	(112,519)	(47,139)

Cash flows from financing activities:
Payments on revolving line of credit	(637,430)	—
Proceeds from revolving line of credit	890,430	—
Repayment of senior notes	(298,248)	(199,992)
Borrowings (payments) on term loan and other debt	(125)	188
Debt extinguishment costs	—	(7,514)
Distribution to noncontrolling interest	(5,428)	(2,668)
Change in restricted cash	27,954	—
Excess tax benefit from stock-based compensation	—	162
Change in outstanding checks in excess of cash	16,788	(3,229)
Proceeds from stock transactions	2,646	1,013

Net cash used in financing activities	(3,413)	(212,040)

Effect of exchange rate changes on cash and cash equivalents	18,547	(18,583)

Net change in cash and cash equivalents	(68,795)	(188,785)
Cash and cash equivalents, beginning of period	354,217	531,458

Cash and cash equivalents, end of period	$285,422	342,673

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

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income” (“ASU 2011-05”). This update requires that the components of net income, the components of other comprehensive income and the total of comprehensive income be presented as a single continuous financial statement or in two separate but consecutive statements. The option of presenting other comprehensive income in the statement of stockholders’ equity is eliminated. This update also requires the presentation on the face of the financial statements of reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

3.	Receivables, net

Receivables, net are as follows:

	July 2, 2011	December 31, 2010
Customers, trade	$807,317	621,539
Income tax receivable	10,804	11,027
Other	27,367	27,662

	845,488	660,228

Less allowance for discounts, returns, claims and doubtful accounts	47,595	45,755

Receivables, net	$797,893	614,473

4.	Inventories

The components of inventories are as follows:

	July 2, 2011	December 31, 2010
Finished goods	$675,600	624,082
Work in process	98,282	97,257
Raw materials	328,887	286,164

Total inventories	$1,102,769	1,007,503

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

5.	Goodwill and intangible assets

The components of goodwill and other intangible assets are as follows:

	Mohawk	Dal-Tile	Unilin	Total
Balances as of December 31, 2010
Goodwill	$199,132	1,186,913	1,310,774	2,696,819
Accumulated impairments losses	(199,132)	(531,930)	(596,363)	(1,327,425)

	—	654,983	714,411	1,369,394

Currency translation during the period	—	—	49,436	49,436

Balances as of July 2, 2011
Goodwill	199,132	1,186,913	1,360,210	2,746,255
Accumulated impairments losses	(199,132)	(531,930)	(596,363)	(1,327,425)

	$—	654,983	763,847	1,418,830

Tradenames
Indefinite life assets not subject to amortization:
Balance as of December 31, 2010	$456,890
Currency translation during the period	24,461

Balance as of July 2, 2011	$481,351

	Customer relationships	Patents	Other	Total
Intangible assets subject to amortization:
Balance as of December 31, 2010	$106,432	112,520	1,285	220,237
Amortization during the period	(23,799)	(11,514)	(61)	(35,374)
Currency translation during the period	4,875	10,076	13	14,964

Balance as of July 2, 2011	$87,508	111,082	1,237	199,827

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Amortization expense	$17,975	16,762	35,374	34,980

6.	Accounts payable and accrued expenses

	July 2, 2011	December 31, 2010
Outstanding checks in excess of cash	$16,788	—
Accounts payable, trade	416,909	353,387
Accrued expenses	157,127	147,595
Product warranties	32,052	37,265
Accrued interest	36,938	45,696
Income taxes payable	4,373	9,301
Deferred tax liability	7,894	5,089
Accrued compensation and benefits	99,216	99,993

Total accounts payable and accrued expenses	$771,297	698,326

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

The provision for warranty obligations is as follows:

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Balance at beginning of period	$36,437	53,450	37,265	66,545
Warranty claims paid during the period	(17,012)	(18,751)	(30,747)	(43,124)
Pre-existing warranty accrual adjustment during the period	489	—	3,484	—
Warranty expense during the period	12,138	9,802	22,050	21,080

Balance at end of period	$32,052	44,501	32,052	44,501

8.	Comprehensive income (loss)

Comprehensive income (loss) is as follows:

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net earnings	$62,094	68,965	86,632	90,235
Other comprehensive income (loss):
Foreign currency translation	38,730	(113,126)	153,461	(213,113)

Comprehensive income (loss)	100,824	(44,161)	240,093	(122,878)
Comprehensive income attributable to the noncontrolling interest	(1,191)	(884)	(2,287)	(1,616)

Comprehensive income (loss) attributable to Mohawk Industries, Inc.	$99,633	(45,045)	237,806	(124,494)

9.	Stock-based compensation

The Company recognizes compensation expense for all share-based payments granted based on the grant-date fair value estimated in accordance with the provisions of the FASB Accounting Standards Codification topic (“ASC”) 718-10. Compensation expense is recognized on a straight-line basis over the options’ or awards’ estimated lives for fixed awards with ratable vesting provisions.

Under the Company’s 2007 Incentive Plan (“2007 Plan”), which was approved by the Company’s stockholders on May 16, 2007, the Company reserved up to a maximum of 3,200 shares of common stock for issuance upon the grant or exercise of stock options, restricted stock, restricted stock units (“RSUs”) and other types of awards, to directors and key employees through 2017. Option awards are granted with an exercise price equal to the market price of the Company’s common stock on the date of the grant and generally vest between three and five years with a 10-year contractual term. Restricted stock and RSUs are granted with a price equal to the market price of the Company’s common stock on the date of the grant and generally vest between three and five years.

The Company granted 76 and 40 options to employees at a weighted-average grant-date fair value of $25.39 and $19.10 per share for the six months ended July 2, 2011 and July 3, 2010, respectively. The Company recognized stock-based compensation costs related to stock options of $450 ($285 net of taxes) and $549 ($348 net of taxes) for the three months ended July 2, 2011 and July 3, 2010, respectively, and $1,009 ($639 net of taxes) and $1,324 ($839 net of taxes) for the six months ended July 2, 2011 and July 3, 2010,

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

respectively, which has been allocated to selling, general and administrative expenses. Pre-tax unrecognized compensation expense for stock options granted to employees and outside directors, net of estimated forfeitures, was $2,835 as of July 2, 2011, and will be recognized as expense over a weighted-average period of approximately 1.8 years.

The fair value of the option award is estimated on the date of grant using the Black-Scholes-Merton valuation model. Expected volatility is based on the historical volatility of the Company’s common stock. The Company uses historical data to estimate option exercise and forfeiture rates within the valuation model.

The Company granted 196 and 89 RSUs at a weighted-average grant-date fair value of $57.35 and $46.94 per unit for the six months ended July 2, 2011 and July 3, 2010, respectively. The Company recognized stock-based compensation costs related to the issuance of RSUs of $1,708 ($1,082 net of taxes) and $1,024 ($648 net of taxes) for the three months ended July 2, 2011 and July 3, 2010, respectively, and $4,979 ($3,154 net of taxes) and $2,075 ($1,315 net of taxes) for the six months ended July 2, 2011 and July 3, 2010, respectively, which has been allocated to selling, general and administrative expenses. Pre-tax unrecognized compensation expense for unvested RSUs granted to employees, net of estimated forfeitures, was $14,596 as of July 2, 2011, and will be recognized as expense over a weighted-average period of approximately 3.8 years.

The Company did not grant any restricted stock awards for the six months ended July 2, 2011. Compensation expense for restricted stock awards for the six months ended July 2, 2011 and July 3, 2010, respectively, was not significant.

10.	Earnings per share

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

Dilutive common stock options are included in the diluted EPS calculation using the treasury stock method. Common stock options and unvested restricted shares (units) that were not included in the diluted EPS computation because the price was greater than the average market price of the common shares for the three months ended July 2, 2011 and July 3, 2010 were 1,119 and 1,208, respectively. Common stock options and unvested restricted shares (units) that were not included in the diluted EPS computation because the price was greater than the average market price of the common shares for the six months ended July 2, 2011 and July 3, 2010 were 1,125 and 1,199, respectively.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net earnings attributable to Mohawk Industries, Inc.	$60,903	68,081	84,345	88,619
Accretion of redeemable noncontrolling interest (1)	—	(3,057)	—	(3,057)

Net earnings available to common stockholders	$60,903	65,024	84,345	85,562

Weighted-average common shares outstanding-basic and diluted:
Weighted-average common shares outstanding - basic	68,744	68,585	68,709	68,554
Add weighted-average dilutive potential common shares - options and RSU’s to purchase common shares, net	237	204	233	206

Weighted-average common shares outstanding-diluted	68,981	68,789	68,942	68,760

Basic earnings per share attributable to Mohawk Industries, Inc. (2)	$0.89	0.95	1.23	1.25

Diluted earnings per share attributable to Mohawk Industries, Inc. (2)	$0.88	0.95	1.22	1.24

(1)	Amount represents the adjustment to fair value of a redeemable noncontrolling interest in a consolidated subsidiary
(2)	Basic EPS for the three and six months ended July 3, 2010, includes a decrease of approximately $0.04 (from $0.99 and $1.29, respectively), and diluted EPS for the three and six months ended July 3, 2010, includes a decrease of approximately $0.04 (from $1.29) and $0.05 (from $1.29), respectively, related to the correction of an immaterial error for a change in fair value of a redeemable noncontrolling interest in a consolidated subsidiary of the Company. For more information on this matter, see notes 1(b) and 16 to the notes to the consolidated financial statements in the Company’s 2010 Annual Report on Form 10-K.

11.	Segment reporting

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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Segment information is as follows:

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net sales:
Mohawk.	$758,064	747,582	1,449,229	1,464,165
Dal-Tile	379,469	363,618	723,884	705,014
Unilin	363,097	308,385	688,929	614,265
Intersegment sales	(22,776)	(19,499)	(40,593)	(36,122)

	$1,477,854	1,400,086	2,821,449	2,747,322

Operating income:
Mohawk	$31,201	26,345	48,241	42,973
Dal-Tile	32,138	28,124	49,838	43,519
Unilin	46,209	42,336	72,459	68,794
Corporate and eliminations	(7,848)	(7,079)	(12,754)	(11,939)

	$101,700	89,726	157,784	143,347

	July 2, 2011	December 31, 2010
Assets:
Mohawk	$1,783,630	1,637,319
Dal-Tile	1,700,482	1,644,448
Unilin	2,717,032	2,475,049
Corporate and intersegment eliminations	187,856	342,110

	$6,389,000	6,098,926

12.	Commitments, contingencies and other

The Company is involved in litigation from time to time in the regular course of its business. Except as noted below, there are no material legal proceedings pending or known by the Company to be contemplated to which the Company is a party or to which any of its property is subject.

Beginning in August 2010, a series of civil lawsuits was initiated in several U.S. federal courts alleging that certain manufacturers of polyurethane foam products and competitors of the Company’s carpet underlay division had engaged in price fixing in violation of U.S. antitrust laws. Mohawk has been named as a defendant in seven of the 43 cases filed (the first on August 26, 2010), as well as in two consolidated amended class action complaints, the first filed on February 28, 2011, on behalf of a class of all direct purchasers of polyurethane foam products, and the second filed on March 21, 2011, on behalf of a class of indirect purchasers. All pending cases in which the Company has been named as a defendant have been filed in or transferred to the U.S. District Court for the Northern District of Ohio for consolidated pre-trial proceedings under the name In re: Polyurethane Foam Antitrust Litigation, Case No. 1:10-MDL-02196.

In these actions, the plaintiffs, on behalf of themselves and/or a class of purchasers, seek three times the amount of unspecified damages allegedly suffered as a result of alleged overcharges in the price of polyurethane foam products from at least 1999 to the present. Each plaintiff also seeks attorney fees, pre-judgment and post-judgment interest, court costs, and injunctive relief against future violations. In April 2011, the Company filed a motion to dismiss the class action claims brought by the direct purchasers, and in May 2011, the Company moved to dismiss the claims brought by the indirect purchasers. On July 19, 2011, the Court issued a written opinion denying all defendants’ motions to dismiss. The Company denies all of the allegations in these actions and will vigorously defend itself.

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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

The Company recorded pre-tax business restructuring charges of $6,514 and $13,327 for the three and six months ended July 2, 2011, respectively, of which $5,532 and $11,879 was recorded as cost of sales and $982 and $1,448 was recorded as selling, general and administrative expenses for the same periods, respectively. For the three and six months ended July 3, 2010, the Company recorded pre-tax business restructuring charges of $4,929 and $8,933, respectively, of which $4,929 and $8,786 was recorded as cost of sales and $0 and $147 was recorded as selling, general and administrative expenses for the same periods, respectively. The charges in 2011 and 2010 primarily relate to the Company’s actions taken to lower its cost structure and improve the efficiency of its manufacturing and distribution operations as the Company adjusts to current economic conditions.

The restructuring activity for the first six months of 2011 is as follows:

	Asset write- downs	Lease impairments	Severance	Other restructuring costs	Total
Balance as of December 31, 2010	$—	10,983	2,107	420	13,510
Provisions:
Mohawk segment	6,241	466	3,507	3,113	13,327
Dal-Tile segment	—	—	—	—	—
Unilin segment	—	—	—	—	—
Cash payments	—	(2,258)	(1,028)	(1,754)	(5,040)
Noncash items	(6,241)	—	—	(218)	(6,459)

Balance as of July 2, 2011	$—	9,191	4,586	1,561	15,338

The Company expects the remaining severance costs, lease impairments and other restructuring costs to be paid over the next five years.

13.	Debt

On September 2, 2009, the Company entered into a $600,000 four-year, senior, secured revolving credit facility (the “ABL Facility”). On July 8, 2011, subsequent to the balance sheet date, the Company entered into a $900,000 five-year, senior, secured revolving credit facility (the “New Facility”) and terminated the ABL Facility, which was originally set to mature on September 2, 2013. No early termination penalties were incurred as a result of the termination.

ABL Facility

The ABL Facility provided for a maximum of $600,000 of revolving credit, subject to borrowing base availability, including limited amounts of credit in the form of letters of credit and swingline loans. The borrowing base was equal to specified percentages of eligible accounts receivable and inventories of the borrowers under the ABL Facility, which are subject to seasonal variations, less reserves established in good faith by the Administrative Agent under the ABL Facility. All obligations under the ABL Facility, and the guarantees of those obligations, were secured by a security interest in certain accounts receivable, inventories, certain deposit and securities accounts, tax refunds and other personal property (excluding intellectual property) directly relating to or arising from, and proceeds of, any of the foregoing.

At the Company’s election, revolving loans under the ABL Facility bore interest at annual rates equal to either (a) LIBOR for 1-, 2-, 3- or 6- month periods, as selected by the Company, plus an applicable margin ranging between 2.75% and 3.25%, or (b) the higher of the prime rate, the Federal Funds rate plus 0.5%, or a one-month LIBOR rate, plus an applicable margin ranging between 1.25% and 1.75%. The Company also

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

paid a commitment fee to the lenders under the ABL Facility on the average amount by which the aggregate commitments of the lenders’ exceeded utilization of the ABL Facility equal to 0.65% per annum during any quarter that this excess was 50% or more and 0.50% per annum during any quarter that this excess was less than 50%.

The ABL Facility included certain affirmative and negative covenants that imposed restrictions on the Company’s financial and business operations, including limitations on debt, liens, investments, fundamental changes, asset dispositions, dividends and other similar restricted payments, transactions with affiliates, payments and modifications of certain existing debt, future negative pledges, and changes in the nature of the Company’s business. The Company was also required to maintain a fixed charge coverage ratio of 1.1 to 1.0 during any period that the unutilized amount available under the ABL Facility was less than 15% of the lenders’ aggregated commitments.

As of July 2, 2011, the amount utilized under the ABL Facility was $360,100 resulting in a total of $239,900 available under the ABL Facility. The amount utilized included $253,000 of borrowings, $53,542 of standby letters of credit guaranteeing the Company’s industrial revenue bonds and $53,558 of standby letters of credit related to various insurance contracts and foreign vendor commitments.

Senior Secured Credit Facility

The New Facility is scheduled to mature on July 8, 2016. The New Facility provides for a maximum of $900,000 of revolving credit, including limited amounts of credit in the form of letters of credit and swingline loans. The Company can terminate and prepay the New Facility at any time without payment of any termination or prepayment penalty (other than customary breakage costs in respect of loans bearing interest at a rate based on LIBOR).

At the Company’s election, revolving loans under the New Facility bear interest at annual rates equal to either (a) LIBOR for 1-, 2-, 3- or 6- month periods, as selected by the Company, plus an applicable margin ranging between 1.25% and 2.0%, or (b) the higher of the Bank of America, N.A. prime rate, the Federal Funds rate plus 0.5%, and a monthly LIBOR rate plus 1.0%, plus an applicable margin ranging between 0.25% and 1.0%. The Company also pays a commitment fee to the Lenders under the New Facility on the average amount by which the aggregate commitments of the Lenders’ exceed utilization of the New Facility ranging from 0.25% to 0.4% per annum. The applicable margin and the commitment fee are determined based on the Company’s Consolidated Net Leverage Ratio (with applicable margins and the commitment fee increasing as the ratio increases).

All obligations of the Company and the other borrowers under the New Facility are required to be guaranteed by all of the Company’s material domestic subsidiaries and all obligations of borrowers that are foreign subsidiaries are guaranteed by those foreign subsidiaries of the Company which the Company designates as guarantors. All obligations under the New Facility, and the guarantees of those obligations, are secured by a security interest in domestic accounts receivable and inventories, certain shares of capital stock (or equivalent ownership interests) of the domestic borrowers’ and domestic guarantors’ subsidiaries, and proceeds of any of the foregoing. The amount of the obligations under the New Facility secured by such shares of capital stock and equivalent ownership interests is limited to the lesser of (i) the aggregate amount permitted to be secured under the Company’s Indenture dated as of April 2, 2002 without requiring the notes issued under that Indenture to be secured equally and ratably by such shares of capital stock and equivalent ownership interests and (ii) the aggregate amount permitted to be secured under the Company’s Indenture dated as of January 9, 2006 (as supplemented by that first supplemental indenture dated as of January 17, 2006) without requiring the notes issued under that Indenture to be secured equally and ratably by such shares of capital stock and equivalent ownership interests.

If at any time (a) either (i) the Company’s corporate family rating or senior unsecured rating, whichever is in effect from Moody’s Investors Service, Inc. (“Moody’s”) is Baa3 or better (with a stable outlook or better)

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

and the Company’s corporate rating from Standard & Poor’s Financial Services LLC (“S&P”) is BB+ or better (with a stable outlook or better) or (ii) the Moody’s rating is Ba1 or better (with a stable outlook or better) and the S&P rating is BBB- or better (with a stable outlook or better) and (b) no default or event of default has occurred and is continuing, then upon the Company’s request, the foregoing security interests will be released. The Company is required to reinstate such security interests after release if: (a) both (i) the Moody’s rating is Ba2 and (ii) the S&P rating is BB, (b) (i) the Moody’s rating is Ba3 or lower and (ii) the S&P rating is below BBB- (with a stable outlook or better) or (c) (i) the Moody’s rating is below Baa3 (with a stable outlook or better) and (ii) the S&P rating is BB- or lower.

The New Facility includes certain affirmative and negative covenants that impose restrictions on the Company’s financial and business operations, including limitations on liens, indebtedness, investments, fundamental changes, asset dispositions, dividends and other similar restricted payments, transactions with affiliates, payments and modifications of certain existing debt, future negative pledges, and changes in the nature of the Company’s business. Many of these limitations are subject to numerous exceptions. The Company is also required to maintain a Consolidated Interest Coverage Ratio of at least 3.0 to 1.0 and a Consolidated Net Leverage Ratio of no more than 3.75 to 1.0, each as of the last day of any fiscal quarter, as defined in the New Facility. The New Facility also contains customary representations and warranties and events of default, subject to customary grace periods.

As of July 8, 2011, the amount utilized under the New Facility was $407,100 resulting in a total of $492,900 available under the New Facility. The amount utilized included $300,000 of borrowings, $53,542 of standby letters of credit guaranteeing the Company’s industrial revenue bonds and $53,558 of standby letters of credit related to various insurance contracts and foreign vendor commitments.

Senior Notes

On January 17, 2006, the Company issued $500,000 aggregate principal amount of 5.75% senior notes due January 15, 2011 and $900,000 aggregate principal amount of 6.125% notes due January 15, 2016. Interest payable on these notes is subject to adjustment if either Moody’s or S&P, or both, downgrades the rating assigned to the notes. Each rating agency downgrade results in a 0.25% increase in the interest rate, subject to a maximum increase of 1% per rating agency. If later the rating of these notes improves, then the interest rates would be reduced accordingly. Each 0.25% increase in the interest rate of these notes would increase the Company’s interest expense by approximately $63 per quarter per $100,000 of outstanding notes. Interest rates have been increased by an aggregate amount of 0.75% as a result of downgrades by Moody’s and S&P since 2008. Additional downgrades in the Company’s credit ratings could further increase the cost of its existing credit and adversely affect the cost of and ability to obtain additional credit in the future. During the first quarter of 2011, the Company repaid the remaining outstanding $298,248, 5.75% senior notes due January 15, 2011, at maturity with cash on hand and borrowings under the ABL Facility.

In 2002, the Company issued $400,000 aggregate principal amount of its senior 7.20% notes due April 15, 2012.

14.	Fair value

ASC 825-10, formerly the FASB Staff Position FAS 107-1 and Accounting Principles Board 28-1, “Interim Disclosures About Fair Value of Financial Instruments”, requires disclosures about fair value of financial instruments in interim reporting periods of publicly-traded companies.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

The fair value and carrying value of our debt instruments are detailed as follows:

	July 2, 2011		December 31, 2010
	Fair Value	Carrying Value	Fair Value	Carrying Value
5.75% notes, payable January 15, 2011 interest payable semiannually	$—	—	296,459	298,248
7.20% senior notes, payable April 15, 2012 interest payable semiannually	410,400	400,000	422,400	400,000
6.125% notes, payable January 15, 2016 interest payable semiannually	975,600	900,000	963,000	900,000
Four-year senior secured credit facility, due September 2, 2013	253,000	253,000	—	—
Industrial revenue bonds, capital leases and other	55,335	55,335	55,334	55,334

Total long-term debt	1,694,335	1,608,335	1,737,193	1,653,582
Less current portion	463,585	453,185	348,799	350,588

Long-term debt, less current portion	$1,230,750	1,155,150	1,388,394	1,302,994

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a leading producer of floor covering products for residential and commercial applications in the U.S. and residential applications in Europe with net sales in 2010 of $5.3 billion. The Company is the second largest carpet and rug manufacturer and one of the largest manufacturers, marketers and distributors of ceramic tile, natural stone and hardwood flooring in the U.S., as well as a leading producer of laminate flooring in the U.S. and Europe. In 2010, the primary categories of the U.S. floor covering industry were carpet and rug (55%), resilient and rubber (13%), ceramic tile (12%), hardwood (9%), stone (6%) and laminate (5%).

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

For the three months ended July 2, 2011, net earnings attributable to the Company were $60.9 million, or diluted earnings per share (“EPS”) of $0.88, compared to the net earnings attributable to the Company of $68.1 million, or diluted EPS of $0.95, for the three months ended July 3, 2010. For the six months ended July 2, 2011, net earnings attributable to the Company were $84.3 million, or diluted EPS of $1.22, compared to the net earnings attributable to the Company of $88.6 million, or diluted EPS of $1.24, for the six months ended July 3, 2010. The three and six months ended July 3, 2010 include a tax benefit of approximately $30 million related to the settlement of certain tax contingencies and higher interest expense of $7.5 million related to a premium paid to extinguish approximately $200 million aggregate principal amount of senior notes. In addition to these 2010 impacts, the change in diluted EPS for the three and six months ended July 2, 2011, is primarily the result of the favorable net impact of price and product mix, lower selling, general and administrative costs, primarily as a result of the net benefits of restructuring actions taken in 2009 and 2010, and lower interest costs on outstanding debt, partially offset by higher inflationary costs, primarily related to raw materials.

Results of Operations

Quarter Ended July 2, 2011, as Compared with Quarter Ended July 3, 2010

Net sales

Net sales for the three months ended July 2, 2011 were $1,477.9 million, reflecting an increase of $77.8 million, or 5.6%, from the $1,400.1 million reported for the three months ended July 3, 2010. The increase was primarily due to the impact of favorable foreign exchange rates of approximately $36 million, the net effect of price and product mix of approximately $25 million and higher sales volume of approximately $17 million.

Mohawk Segment - Net sales increased $10.5 million, or 1.4%, to $758.1 million for the three months ended July 2, 2011, compared to $747.6 million for the three months ended July 3, 2010. The increase was primarily driven by the net effect of price and product mix of approximately $7 million and higher sales volume of approximately $4 million.

Dal-Tile Segment - Net sales increased $15.9 million, or 4.4%, to $379.5 million for the three months ended July 2, 2011, compared to $363.6 million for the three months ended July 3, 2010. The increase was primarily driven by higher sales volume of approximately $9 million, the net effect of price and product mix of approximately $5 million and the impact of favorable foreign exchange rates of approximately $2 million.

Unilin Segment - Net sales increased $54.7 million, or 17.7%, to $363.1 million for the three months ended July 2, 2011, compared to $308.4 million for the three months ended July 3, 2010. The increase was due to favorable foreign exchange rates of approximately $34 million, the net effect of price and product mix of approximately $13 million and higher sales volume of approximately $8 million.

Gross profit

Gross profit for the three months ended July 2, 2011 was $382.2 million (25.9% of net sales) and increased by $7.5 million or 2.0% compared to gross profit of $374.8 million (26.8% of net sales) for the three months ended July 3, 2010. Gross profit was favorably impacted by the net effect of price and product mix of approximately $25 million, lower manufacturing costs of approximately $18 million as a result of cost savings initiatives implemented by the Company and various restructuring actions, including manufacturing facility consolidations, workforce reductions and productivity improvements, the impact of favorable foreign exchange rates of approximately $10 million and higher sales volume of approximately $1 million, partially offset by higher inflationary costs of approximately $45 million, primarily related to raw materials and energy, and approximately $1 million in higher restructuring charges. Gross profit as a percent of net sales was unfavorably impacted by higher inflationary costs.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended July 2, 2011 were $280.5 million (19.0% of net sales), reflecting a decrease of $4.5 million, or 1.6%, compared to $285.0 million (20.4% of net sales) for the three months ended July 3, 2010. The decrease in selling, general and administrative expenses is primarily driven by the benefits of various restructuring actions and cost savings initiatives implemented by the Company, including facility consolidations and productivity improvements, partially offset by unfavorable foreign exchange rates.

Operating income

Operating income for the three months ended July 2, 2011 was $101.7 million (6.9% of net sales) reflecting a $12.0, million, or 13.3%, increase compared to an operating income of $89.7 million (6.4% of net sales) for the three months ended July 3, 2010. Operating income was favorably impacted by lower manufacturing costs and selling, general and administrative expenses of approximately $30 million, as a result of cost savings initiatives implemented by the Company and various restructuring actions, and the net effect of price and product mix of approximately $25 million, partially offset by higher inflationary costs of approximately $46 million, primarily related to raw materials and energy.

Mohawk Segment - Operating income was $31.2 million (4.1% of segment net sales) for the three months ended July 2, 2011 reflecting an increase of $4.9 million compared to operating income of $26.3 million (3.5% of segment net sales) for the three months ended July 3, 2010. Operating income was favorably impacted by lower manufacturing costs and selling, general and administrative expenses of approximately $26 million, as a result of cost savings initiatives implemented by the Company and various restructuring actions, and the net effect of price and product mix of approximately $9 million, partially offset by higher inflationary costs of approximately $29 million, primarily related to raw materials, and approximately $2 million of higher restructuring charges.

Dal-Tile Segment - Operating income was $32.1 million (8.5% of segment net sales) for the three months ended July 2, 2011 reflecting an increase of $4.0 million compared to operating income of $28.1 million (7.7% of segment net sales) for the three months ended July 3, 2010. Operating income was favorably impacted by lower manufacturing costs and selling, general and administrative expenses of approximately $7 million, as a result of cost savings initiatives implemented by the Company and various restructuring actions, the net effect of price and product mix of approximately $3 million and higher sales volume of approximately $1 million, partially offset by higher inflationary costs of approximately $6 million, primarily related to raw materials and energy, and unfavorable foreign exchange rates of approximately $1 million.

Unilin Segment - Operating income was $46.2 million (12.7% of segment net sales) for the three months ended July 2, 2011 reflecting an increase of $3.9 million compared to operating income of $42.3 million (13.7% of segment net sales) for the three months ended July 3, 2010. The increase was primarily driven by the net effect of price and product mix of approximately $14 million and favorable foreign exchange rates of approximately $5 million, offset by higher inflationary costs of approximately $11 million, primarily related to raw materials and energy, higher selling, general and administrative expenses of approximately $2 million and lower sales volume of approximately $1 million.

Interest expense

Interest expense for the three months ended July 2, 2011 was $25.8 million compared to $39.0 million in the three months ended July 3, 2010. The decrease in interest expense for 2011 was due to lower interest costs on the Company’s outstanding debt and lower debt levels. In addition, the 2010 interest expense includes a $7.5 million premium paid to extinguish approximately $200 million aggregate principal amount of senior notes.

Income tax expense

For the three months ended July 2, 2011, the Company recorded income tax expense of $13.4 million on earnings before income taxes of $75.5 million for an effective tax rate of 17.8%, as compared to an income tax benefit of $18.8 million on earnings before income taxes of $50.2 million for an effective tax rate of (37.5)% for the three months ended July 3, 2010. The difference in the effective tax rate for the comparative period is primarily due to the benefit from the settlement of certain tax contingencies of approximately $30 million recorded during the second quarter of 2010 and the geographical dispersion of earnings and losses for the current period.

Six Months Ended July 2, 2011, as Compared with Six Months Ended July 3, 2010

Net sales

Net sales for the six months ended July 2, 2011 were $2,821.4 million, reflecting an increase of $74.1 million, or 2.7%, from the $2,747.3 million reported for the six months ended July 3, 2010. The increase was primarily due to the net effect of price and product mix of approximately $48 million and the impact of favorable foreign exchange rates of approximately $35 million, partially offset by lower sales volume of approximately $9 million, primarily related to continued weakness in the U.S. residential market.

Mohawk Segment - Net sales decreased $14.9 million, or 1.0%, to $1,449.2 million for the six months ended July 2, 2011, compared to $1,464.2 million for the six months ended July 3, 2010. The decrease was primarily driven by lower sales volume of approximately $24 million, primarily related to continued weakness in the U.S. residential market, partially offset by the net effect of price and product mix of approximately $9 million.

Dal-Tile Segment - Net sales increased $18.9 million, or 2.7%, to $723.9 million for the six months ended July 2, 2011, compared to $705.0 million for the six months ended July 3, 2010. The increase was primarily driven by the net effect of price and product mix of approximately $8 million, higher sales volume of approximately $7 million and the impact of favorable foreign exchange rates of approximately $4 million.

Unilin Segment - Net sales increased $74.7 million, or 12.2%, to $688.9 million for the six months ended July 2, 2011, compared to $614.3 million for the six months ended July 3, 2010. The increase was due to the net effect of price and product mix of approximately $31 million, the impact of favorable foreign exchange rates of approximately $31 million and higher sales volume of approximately $13 million.

Gross profit

Gross profit for the six months ended July 2, 2011 was $723.8 million (25.7% of net sales) and increased by $7.8 million compared to gross profit of $716.0 million (26.1% of net sales) for the six months ended July 3, 2010. Gross profit was favorably impacted by the net effect of price and product mix of approximately $56 million, lower manufacturing costs of approximately $38 million as a result of cost savings initiatives implemented by the Company and various restructuring actions, including manufacturing facility consolidations, workforce reductions and productivity improvements, and favorable foreign exchange rates of approximately $9 million, offset by higher inflationary costs of approximately $85 million, primarily related to raw materials and energy, lower sales volume of approximately $7 million, primarily channel mix, and approximately $3 million of higher restructuring charges.

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended July 2, 2011 were $566.1 million (20.1% of net sales), reflecting a decrease of $6.6 million, compared to $572.7 million (20.8% of net sales) for the six months ended July 3, 2010. The decrease in selling, general and administrative expenses is primarily driven by the benefits of various restructuring actions and cost savings initiatives implemented by the Company, including facility consolidations and productivity improvements, partially offset by unfavorable foreign exchange rates.

Operating income

Operating income for the six months ended July 2, 2011 was $157.8 million (5.6% of net sales) reflecting a $14.4 million increase compared to an operating income of $143.3 million (5.2% of net sales) for the six months ended July 3, 2010. Operating income was favorably impacted by the net effect of price and product mix of approximately $55 million, lower manufacturing costs and selling, general and administrative expenses of approximately $53 million as a result of cost savings initiatives implemented by the Company and various restructuring actions, including manufacturing facility consolidations, workforce reductions and productivity improvements, and the impact of favorable foreign exchange rates of approximately $3 million, partially offset by higher inflationary costs of approximately $86 million, primarily related to raw materials and energy, lower sales volume of approximately $7 million and higher restructuring charges of approximately $4 million.

Mohawk Segment - Operating income was $48.2 million (3.3% of segment net sales) for the six months ended July 2, 2011 reflecting an increase of $5.3 million compared to operating income of $43.0 million (2.9% of segment net sales) for the six months ended July 3, 2010. Operating income was favorably impacted by lower manufacturing costs and selling, general and administrative expenses of approximately $47 million as a result of cost savings initiatives implemented by the Company and various restructuring actions, including manufacturing facility consolidations, workforce reductions and productivity improvements, and the net effect of price and product mix of approximately $20 million, partially offset by higher inflationary costs of approximately $47 million, primarily related to raw materials and energy, lower sales volume of approximately $8 million and higher restructuring charges of approximately $5 million.

Dal-Tile Segment - Operating income was $49.8 million (6.9% of segment net sales) for the six months ended July 2, 2011 reflecting an increase of $6.3 million compared to operating income of $43.5 million (6.2%

of segment net sales) for the six months ended July 3, 2010. Operating income was favorably impacted by lower manufacturing costs, selling, general and administrative expenses and freight costs of approximately $12 million as a result of cost savings initiatives implemented by the Company and various restructuring actions, including manufacturing facility consolidations, workforce reductions and productivity improvements, and the net effect of price and product mix of approximately $5 million, partially offset by higher inflationary costs of approximately $9 million, primarily related to raw materials and energy and the impact of unfavorable foreign exchange rates of approximately $2 million.

Unilin Segment - Operating income was $72.5 million (10.5% of segment net sales) for the six months ended July 2, 2011 reflecting an increase of $3.7 million compared to operating income of $68.8 million (11.2% of segment net sales) for the six months ended July 3, 2010. The increase was primarily driven by the net effect of price and product mix of approximately $31 million, favorable foreign exchange rates of approximately $5 million, higher sales volume of approximately $2 million, lower restructuring costs of approximately $1 million, partially offset by higher inflationary costs of approximately $35 million, primarily related to raw materials and energy.

Interest expense

Interest expense for the six months ended July 2, 2011 was $52.4 million compared to $72.9 million in the six months ended July 3, 2010. The decrease in interest expense resulted from lower interest costs on the Company’s outstanding debt and lower debt levels. In addition, the 2010 interest expense includes a $7.5 million premium paid to extinguish approximately $200 million aggregate principal amount of senior notes.

Income tax expense

For the six months ended July 2, 2011, the Company recorded an income tax expense of $18.4 million on earnings before income taxes of $105.0 million for an effective tax rate of 17.5%, as compared to a benefit of $15.8 million on earnings before income taxes of $74.4 million for an effective tax rate of (21.3)% for the six months ended July 3, 2010. The difference in the effective tax rate for the comparative period is primarily due to the benefit from the settlement of certain tax contingencies of approximately $30 million recorded during the second quarter of 2010 and the geographical dispersion of earnings and losses for the current period.

Liquidity and Capital Resources

The Company’s primary capital requirements are for working capital, capital expenditures and acquisitions. The Company’s capital needs are met primarily through a combination of internally generated funds, bank credit lines, term and senior notes and credit terms from suppliers.

Cash flows provided by operating activities for the first six months of 2011 were $28.6 million compared to $89.0 million in the first six months of 2010. The decrease in cash provided by operating activities for the first six months of 2011 as compared to 2010 is primarily attributable to the 2010 tax refunds, the timing of receipts and customer mix changes in receivables and timing of disbursements.

Net cash used in investing activities for the first six months of 2011 was $112.5 million compared to $47.1 million in the first six months of 2010. The increase in investing activities primarily relates to higher capital expenditures related to additional extrusion capacity and expanding the Company’s international manufacturing capabilities. Capital spending during the remainder of 2011, excluding acquisitions, is expected to range from approximately $160 million to $180 million and is intended to be used primarily to purchase equipment, add geographic capacity and to streamline manufacturing capabilities.

Net cash used in financing activities for the first six months of 2011 was $3.4 million compared to net cash used in financing activities of $212.0 million in the first six months of 2010. The change in cash used in financing activities as compared to the first six months of 2010 is primarily attributable to lower debt repayments, net of borrowings and restricted cash, and the change in outstanding checks.

On September 2, 2009, the Company entered into a four-year, senior, secured revolving credit facility (the “ABL Facility”). The ABL Facility provided for a maximum of $600.0 million of revolving credit, subject to borrowing base availability, including limited amounts of credit in the form of letters of credit and swingline loans.

As of July 2, 2011, the amount utilized under the ABL Facility was $360.1 million resulting in a total of $239.9 million available under the ABL Facility. The amount utilized included $253.0 million of borrowings, $53.5 million of standby letters of credit guaranteeing the Company’s industrial revenue bonds and $53.6 million of standby letters of credit related to various insurance contracts and foreign vendor commitments.

On July 8, 2011, the Company entered into a five-year, senior, secured revolving credit facility (the “New Facility”) and terminated the ABL Facility, which was originally set to mature on September 2, 2013. No early termination penalties were incurred as a result of the termination. The New Facility provides for a maximum of $900 million of revolving credit, including limited amounts of credit in the form of letters of credit and swingline loans.

The New Facility is scheduled to mature on July 8, 2016. The Company can terminate and prepay the New Facility at any time without payment of any termination or prepayment penalty (other than customary breakage costs in respect of loans bearing interest at a rate based on LIBOR).

At the Company’s election, revolving loans under the New Facility bear interest at annual rates equal to either (a) LIBOR for 1-, 2-, 3- or 6- month periods, as selected by the Company, plus an applicable margin ranging between 1.25% and 2.0%, or (b) the higher of the Bank of America, N.A. prime rate, the Federal Funds rate plus 0.5%, and a monthly LIBOR rate plus 1.0%, plus an applicable margin ranging between 0.25% and 1.0%. The Company also pays a commitment fee to the Lenders under the New Facility on the average amount by which the aggregate commitments of the Lenders’ exceeds utilization of the New Facility ranging from 0.25% to 0.4% per annum. The applicable margin and the commitment fee are determined based on the Company’s Consolidated Net Leverage Ratio (with applicable margins and the commitment fee increasing as the ratio increases).

All obligations of the Company and the other borrowers under the New Facility are required to be guaranteed by all of the Company’s material domestic subsidiaries and all obligations of borrowers that are foreign subsidiaries are guaranteed by those foreign subsidiaries of the Company which the Company designates as guarantors. All obligations under the New Facility, and the guarantees of those obligations, are secured by a security interest in domestic accounts receivable and inventories, certain shares of capital stock (or equivalent ownership interests) of the domestic borrowers’ and domestic guarantors’ subsidiaries, and proceeds of any of the foregoing. The amount of the obligations under the New Facility secured by such shares of capital stock and equivalent ownership interests is limited to the lesser of (i) the aggregate amount permitted to be secured under the Company’s Indenture dated as of April 2, 2002 without requiring the notes issued under that Indenture to be secured equally and ratably by such shares of capital stock and equivalent ownership interests and (ii) the aggregate amount permitted to be secured under the Company’s Indenture dated as of January 9, 2006 (as supplemented by that first supplemental indenture dated as of January 17, 2006) without requiring the notes issued under that Indenture to be secured equally and ratably by such shares of capital stock and equivalent ownership interests.

If at any time (a) either (i) the Company’s corporate family rating or senior unsecured rating, whichever is in effect from Moody’s Investors Service, Inc. (“Moody’s”) is Baa3 or better (with a stable outlook or better) and the Company’s corporate rating from Standard & Poor’s Financial Services LLC (“S&P”) is BB+ or better (with a stable outlook or better) or (ii) the Moody’s rating is Ba1 or better (with a stable outlook or better) and the S&P rating is BBB- or better (with a stable outlook or better) and (b) no default or event of default has occurred and is continuing, then upon the Company’s request, the foregoing security interests will be released. The Company is required to reinstate such security interests after release if: (a) both (i) the Moody’s rating is Ba2 and (ii) the S&P rating is BB, (b) (i) the Moody’s rating is Ba3 or lower and (ii) the S&P rating is below BBB- (with a stable outlook or better) or (c) (i) the Moody’s rating is below Baa3 (with a stable outlook or better) and (ii) the S&P rating is BB- or lower.

The New Facility includes certain affirmative and negative covenants that impose restrictions on the Company’s financial and business operations, including limitations on liens, indebtedness, investments, fundamental changes, asset dispositions, dividends and other similar restricted payments, transactions with affiliates, payments and modifications of certain existing debt, future negative pledges, and changes in the nature of the Company’s business. Many of these limitations are subject to numerous exceptions. The Company is also required to maintain a Consolidated Interest Coverage Ratio of at least 3.0 to 1.0 and a Consolidated Net Leverage Ratio of no more than 3.75 to 1.0, each as of the last day of any fiscal quarter, as defined in the New Facility. The New Facility also contains customary representations and warranties and events of default, subject to customary grace periods.

As of July 8, 2011, the amount utilized under the New Facility was $407.1 million resulting in a total of $492.9 million available under the New Facility. The amount utilized included $300.0 million of borrowings, $53.5 million of standby letters of credit guaranteeing the Company’s industrial revenue bonds and $53.6 million of standby letters of credit related to various insurance contracts and foreign vendor commitments.

On January 17, 2006, the Company issued $500.0 million aggregate principal amount of 5.75% senior notes due January 15, 2011 and $900.0 million aggregate principal amount of 6.125% notes due January 15, 2016. Interest payable on these notes is subject to adjustment if either Moody’s or S&P, or both, downgrades the rating assigned to the notes. Each rating agency downgrade results in a 0.25% increase in the interest rate, subject to a maximum increase of 1% per rating agency. If later the rating of these notes improves, then the interest rates would be reduced accordingly. Each 0.25% increase in the interest rate of these notes would increase the Company’s interest expense by approximately $0.1 million per quarter per $100.0 million of outstanding notes. Currently, the interest rates have been increased by an aggregate amount of 0.75% as a result of downgrades by Moody’s and S&P since 2008. Additional downgrades in the Company’s credit ratings could further increase the cost of its existing credit and adversely affect the cost of and ability to obtain additional credit in the future. During the first quarter of 2011, the Company repaid the remaining outstanding $298.2 million, 5.75% senior notes due January 15, 2011, at maturity with cash on hand and borrowings under the ABL Facility.

In 2002, the Company issued $400.0 million aggregate principal amount of its senior 7.20% notes due April 15, 2012. The Company believes it will have sufficient cash and cash equivalents and unutilized borrowing availability under the New Facility or through new public debt offerings to repay the senior notes when due. However, there can be no assurances that the Company will be able to complete new public debt offerings, if necessary, to repay the senior notes, prior to the April 15, 2012 maturity date.

As of July 2, 2011, the Company had invested cash of $240.8 million in money market AAA rated cash investments of which $233.3 million was in Europe. The Company believes that its cash and cash equivalents on hand, cash generated from operations and availability under its New Facility will be sufficient to meet its capital expenditure, working capital and debt servicing requirements over the next twelve months.

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income” (“ASU 2011-05”). This update requires that the components of net income, the components of other comprehensive income and the total of comprehensive income be presented as a single continuous financial statement or in two separate but consecutive statements. The option of presenting other comprehensive income in the statement of stockholders’ equity is eliminated. This update also requires the presentation on the face of the financial statements of reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

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

Forward-Looking Information

Certain of the statements in this Form 10-Q, particularly those anticipating future performance, business prospects, growth and operating strategies, proposed acquisitions, and similar matters, and those that include the words “believes,” “anticipates,” “forecast,” “estimates” or similar expressions constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For those statements, Mohawk claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. There can be no assurance that the forward-looking statements will be accurate because they are based on many assumptions, which involve risks and uncertainties. The following important factors could cause future results to differ: changes in economic or industry conditions; competition; inflation in raw material prices and other input costs; energy costs and supply; timing and level of capital expenditures; timing and implementation of price increases for the Company’s products; impairment charges; integration of acquisitions; international operations, introduction of new products; rationalization of operations; claims; litigation; and other risks identified in Mohawk’s SEC reports and public announcements.

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

Beginning in August 2010, a series of civil lawsuits was initiated in several U.S. federal courts alleging that certain manufacturers of polyurethane foam products and competitors of the Company’s carpet underlay division had engaged in price fixing in violation of U.S. antitrust laws. Mohawk has been named as a defendant in seven of the 43 cases filed (the first on August 26, 2010), as well as in two consolidated amended class action complaints, the first filed on February 28, 2011, on behalf of a class of all direct purchasers of polyurethane foam products, and the second filed on March 21, 2011, on behalf of a class of indirect purchasers. All pending cases in which the Company has been named as a defendant have been filed in or transferred to the U.S. District Court for the Northern District of Ohio for consolidated pre-trial proceedings under the name In re: Polyurethane Foam Antitrust Litigation, Case No. 1:10-MDL-02196.

In these actions, the plaintiffs, on behalf of themselves and/or a class of purchasers, seek three times the amount of unspecified damages allegedly suffered as a result of alleged overcharges in the price of polyurethane foam products from at least 1999 to the present. Each plaintiff also seeks attorney fees, pre-judgment and post-judgment interest, court costs, and injunctive relief against future violations. In April 2011, the Company filed a motion to dismiss the class action claims brought by the direct purchasers, and in May 2011, the Company moved to dismiss the claims brought by the indirect purchasers. On July 19, 2011, the Court issued a written opinion denying all defendants’ motions to dismiss. The Company denies all of the allegations in these actions and will vigorously defend itself.

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

The Company has a significant level of indebtedness that must be repaid or refinanced. In addition, if the Company were unable to meet certain covenants contained in the Senior Secured Credit Facility, it may be required to repay borrowings under the Senior Secured Credit Facility prior to their maturity and may lose access to the Senior Secured Credit Facility for additional borrowings that may be necessary to fund its operations.

The Company’s outstanding 7.20% senior notes in the aggregate amount of $400.0 million are due April 15, 2012. On July 8, 2011, the Company entered into a $900 million five-year, senior, secured revolving credit facility (the “New Facility”).The Company believes it will have sufficient cash and cash equivalents and unutilized borrowing availability under the New Facility or through new public debt offerings to repay the senior notes when due. However, there can be no assurances that the Company will be able to complete new public debt offerings, if necessary, to repay the senior notes, prior to the April 15, 2012 maturity date. As of July 8, 2011, the amount utilized under the New Facility was $407.1 million resulting in a total of $492.9 million available under the New Facility. The amount utilized included $300.0 million of borrowings, $53.5 million of standby letters of credit guaranteeing the Company’s industrial revenue bonds and $53.6 million of standby letters of credit related to various insurance contracts and foreign vendor commitments.

During the term of the New Facility, if the Company’s cash flow is worse than expected, the Company may need to refinance all or a portion of its indebtedness through a public debt offering or a new bank facility and may not be able to do so on terms acceptable to it, or at all. If the Company is unable to access debt markets at competitive rates or in sufficient amounts due to credit rating downgrades, market volatility, market disruption, or other factors, it could materially adversely affect the Company’s ability to repay its indebtedness and otherwise have a substantial adverse effect on the Company’s financial condition and results of operations.

Additionally, the New Facility includes certain affirmative and negative covenants that impose restrictions on the Company’s financial and business operations, including limitations on liens, indebtedness, investments, fundamental changes, asset dispositions, dividends and other similar restricted payments, transactions with affiliates, payments and modifications of certain existing debt, future negative pledges, and changes in the nature of the Company’s business. Many of these limitations are subject to numerous exceptions. The Company is also required to maintain a Consolidated Interest Coverage Ratio of at least 3.0 to 1.0 and a Consolidated Net Leverage Ratio of no more than 3.75 to 1.0, each as of the last day of any fiscal quarter, as defined in the New Facility.

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

MOHAWK INDUSTRIES, INC.
(Registrant)

Dated: August 5, 2011	By:	/s/ Jeffrey S. Lorberbaum
JEFFREY S. LORBERBAUM
Chairman and Chief Executive Officer
(principal executive officer)

Dated: August 5, 2011	By:	/s/ Frank H. Boykin
FRANK H. BOYKIN
Chief Financial Officer
(principal financial officer)