Form 10-Q
period 2011-10-01
MOHAWK INDUSTRIES INC
filed 2011-11-04
CIK 851968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2011

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

The number of shares outstanding of the issuer’s classes of common stock as of October 31, 2011, the latest practicable date, is as follows: 68,765,263 shares of Common Stock, $.01 par value.

MOHAWK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

(In thousands)

(Unaudited)

	October 1, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$276,156	354,217
Restricted cash	—	27,954
Receivables, net	775,421	614,473
Inventories	1,132,073	1,007,503
Prepaid expenses	104,250	91,731
Deferred income taxes	131,931	133,304
Other current assets	20,757	19,431

Total current assets	2,440,588	2,248,613

Property, plant and equipment, at cost	3,626,615	3,518,392
Less accumulated depreciation and amortization	1,930,433	1,831,268

Property, plant and equipment, net	1,696,182	1,687,124
Goodwill	1,389,430	1,369,394
Tradenames	458,856	456,890
Other intangible assets, net	175,308	220,237
Deferred income taxes and other non-current assets	117,204	116,668

	$6,277,568	6,098,926

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

(Unaudited)

	October 1, 2011	December 31, 2010
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$438,300	350,588
Accounts payable and accrued expenses	774,939	698,326

Total current liabilities	1,213,239	1,048,914
Deferred income taxes	343,870	346,503
Long-term debt, less current portion	1,173,038	1,302,994
Other long-term liabilities	95,928	93,518

Total liabilities	2,826,075	2,791,929

Commitments and contingencies (Notes 12 and 13)

Redeemable noncontrolling interest	32,758	35,441

Stockholders’ equity:
Preferred stock, $.01 par value; 60 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 150,000 shares authorized; 79,793 and 79,666 shares issued in 2011 and 2010, respectively	798	797
Additional paid-in capital	1,245,020	1,235,445
Retained earnings	2,311,834	2,180,843
Accumulated other comprehensive income, net	184,631	178,097

	3,742,283	3,595,182
Less treasury stock at cost; 11,035 and 11,037 shares in 2011 and 2010, respectively	323,548	323,626

Total stockholders’ equity	3,418,735	3,271,556

	$6,277,568	6,098,926

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	October 1, 2011	October 2, 2010
Net sales	$1,442,512	1,309,552
Cost of sales	1,084,889	964,620

Gross profit	357,623	344,932
Selling, general and administrative expenses	266,159	259,750

Operating income	91,464	85,182

Other expense (income):
Interest expense	25,132	30,046
Other expense	14,418	2,944
Other income	(1,005)	(1,820)
U.S. customs refund	—	(5,765)

	38,545	25,405

Earnings before income taxes	52,919	59,777
Income tax expense	5,223	7,513

Net earnings	47,696	52,264
Less: Net earnings attributable to noncontrolling interest	1,050	1,170

Net earnings attributable to Mohawk Industries, Inc.	$46,646	51,094

Basic earnings per share attributable to Mohawk Industries, Inc.	$0.68	0.74

Diluted earnings per share attributable to Mohawk Industries, Inc.	$0.68	0.74

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Nine Months Ended
	October 1, 2011	October 2, 2010
Net sales	$4,263,961	4,056,874
Cost of sales	3,182,499	2,995,940

Gross profit	1,081,462	1,060,934
Selling, general and administrative expenses	832,214	832,405

Operating income	249,248	228,529

Other expense (income):
Interest expense	77,487	102,985
Other expense	21,206	2,588
Other income	(7,412)	(5,451)
U.S. customs refund	—	(5,765)

	91,281	94,357

Earnings before income taxes	157,967	134,172
Income tax expense (benefit)	23,639	(8,327)

Net earnings	134,328	142,499
Less: Net earnings attributable to noncontrolling interest	3,337	2,786

Net earnings attributable to Mohawk Industries, Inc.	$130,991	139,713

Basic earnings per share attributable to Mohawk Industries, Inc.	$1.91	1.99

Diluted earnings per share attributable to Mohawk Industries, Inc.	$1.90	1.99

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	October 1, 2011	October 2, 2010
Cash flows from operating activities:
Net earnings	$134,328	142,499
Adjustments to reconcile net earnings to net cash provided by operating activities:
Restructuring	15,513	12,263
Depreciation and amortization	222,804	222,251
Deferred income taxes	(732)	(12,486)
Loss on extinguishment of debt	1,116	7,514
Loss (gain) on disposal of property, plant and equipment	956	(5,105)
Stock-based compensation expense	8,129	5,224
Other	(1,257)	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	(161,398)	(96,195)
Income tax receivable	—	74,252
Inventories	(114,682)	(103,944)
Accounts payable and accrued expenses	37,764	(24,775)
Other assets and prepaid expenses	(6,293)	(1,105)
Other liabilities	1,940	(9,999)

Net cash provided by operating activities	138,188	210,394

Cash flows from investing activities:
Additions to property, plant and equipment	(182,260)	(86,240)
Proceeds from insurance claim	—	4,614
Acquisitions, net of cash acquired	(24,097)	(79,917)

Net cash used in investing activities	(206,357)	(161,543)

Cash flows from financing activities:
Payments on revolving line of credit	(1,158,354)	—
Proceeds from revolving line of credit	1,428,849	—
Repayment of senior notes	(15,000)	(199,992)
Borrowings (payments) on term loan and other debt	(298,295)	198
Debt issuance costs	(8,218)	—
Debt extinguishment costs	—	(7,514)
Distribution to noncontrolling interest	(4,763)	(2,984)
Change in restricted cash	27,954	—
Change in outstanding checks in excess of cash	17,155	(2,137)
Proceeds from stock transactions	2,703	1,126

Net cash used in financing activities	(7,969)	(211,303)

Effect of exchange rate changes on cash and cash equivalents	(1,923)	(3,171)

Net change in cash and cash equivalents	(78,061)	(165,623)
Cash and cash equivalents, beginning of period	354,217	531,458

Cash and cash equivalents, end of period	$276,156	365,835

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

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income (Topic 220)—Presentation of Comprehensive Income” (“ASU 2011-05”). This update requires that the components of net income, the components of other comprehensive income and the total of comprehensive income be presented as a single continuous financial statement or in two separate but consecutive statements. The option of presenting other comprehensive income in the statement of stockholders’ equity is eliminated. This update also requires the presentation on the face of the financial statements of reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

3.	Receivables, net

Receivables, net are as follows:

	October 1, 2011	December 31, 2010
Customers, trade	$793,652	621,539
Income tax receivable	10,804	11,027
Other	16,663	27,662

	821,119	660,228
Less allowance for discounts, returns, claims and doubtful accounts	45,698	45,755

Receivables, net	$775,421	614,473

4.	Inventories

The components of inventories are as follows:

	October 1, 2011	December 31, 2010
Finished goods	$702,150	624,082
Work in process	104,650	97,257
Raw materials	325,273	286,164

Total inventories	$1,132,073	1,007,503

5.	Goodwill and intangible assets

During the third quarter of 2011, the Company acquired certain assets of a distribution business in the

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Unilin segment for $24,097, resulting in a preliminary goodwill allocation of $17,211.

The components of goodwill and other intangible assets are as follows:

	$456,890	$456,890	$456,890	$456,890
	Mohawk	Dal-Tile	Unilin	Total
Balances as of December 31, 2010
Goodwill	$199,132	1,186,913	1,310,774	2,696,819
Accumulated impairments losses	(199,132)	(531,930)	(596,363)	(1,327,425)

	—	654,983	714,411	1,369,394

Goodwill recognized during the period	—	—	17,211	17,211

Currency translation during the period	—	—	2,825	2,825

Balances as of October 1, 2011	—
Goodwill	199,132	1,186,913	1,330,810	2,716,855
Accumulated impairments losses	(199,132)	(531,930)	(596,363)	(1,327,425)

	$—	654,983	734,447	1,389,430

	$456,8	$456,8	$456,8	$456,8
Indefinite life assets not subject to amortization:	Tradenames
Balance as of December 31, 2010	$456,890
Currency translation during the period	1,966

Balance as of October 1, 2011	$458,856

Intangible assets subject to amortization:	Customer relationships	Patents	Other	Total
Balance as of December 31, 2010	$106,432	112,520	1,285	220,237
Intangible assets recognized during the period	5,181	—	—	5,181
Amortization during the period	(35,748)	(17,281)	(91)	(53,120)
Currency translation during the period	1,328	1,678	4	3,010

Balance as of October 1, 2011	$77,193	96,917	1,198	175,308

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Amortization expense	$17,746	16,996	53,120	51,976

6.	Accounts payable and accrued expenses

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

	October 1, 2011	December 31, 2010
Outstanding checks in excess of cash	$17,155	—
Accounts payable, trade	412,946	353,387
Accrued expenses	174,666	147,595
Product warranties	29,245	37,265
Accrued interest	26,271	45,696
Income taxes payable	3,850	9,301
Deferred tax liability	6,986	5,089
Accrued compensation and benefits	103,820	99,993

Total accounts payable and accrued expenses	$774,939	698,326

7.	Product warranties

The Company warrants certain qualitative attributes of its products for up to 50 years. The Company records a provision for estimated warranty and related costs in accrued expenses, based on historical experience, and periodically adjusts these provisions to reflect actual experience.

The provision for warranty obligations is as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Balance at beginning of period	$32,052	44,501	37,265	66,545
Warranty claims paid during the period	(13,247)	(14,999)	(43,994)	(58,124)
Pre-existing warranty accrual adjustment during the period	300	—	3,784	—
Warranty expense during the period	10,140	9,198	32,190	30,279

Balance at end of period	$29,245	38,700	29,245	38,700

8.	Comprehensive income (loss)

Comprehensive income (loss) is as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net earnings	$47,696	52,264	134,328	142,499
Other comprehensive income (loss):
Foreign currency translation	(146,927)	152,573	6,534	(60,540)

Comprehensive income (loss)	(99,231)	204,837	140,862	81,959
Comprehensive income attributable to the noncontrolling interest	(1,050)	(1,170)	(3,337)	(2,786)

Comprehensive income (loss) attributable to Mohawk Industries, Inc.	$(100,281)	203,667	137,525	79,173

9.	Stock-based compensation

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

The Company granted 76 and 40 options to employees at a weighted-average grant-date fair value of $25.39 and $19.10 per share for the nine months ended October 1, 2011 and October 2, 2010, respectively. The Company recognized stock-based compensation costs related to stock options of $443 ($281 net of taxes) and $554 ($351 net of taxes) for the three months ended October 1, 2011 and October 2, 2010, respectively, and $1,452 ($920 net of taxes) and $1,878 ($1,190 net of taxes) for the nine months ended October 1, 2011 and October 2, 2010, respectively, which has been allocated to selling, general and administrative expenses. Pre-tax unrecognized compensation expense for stock options granted to employees and outside directors, net of estimated forfeitures, was $2,392 as of October 1, 2011, and will be recognized as expense over a weighted-average period of approximately 1.6 years.

The fair value of the option award is estimated on the date of grant using the Black-Scholes-Merton valuation model. Expected volatility is based on the historical volatility of the Company’s common stock. The Company uses historical data to estimate option exercise and forfeiture rates within the valuation model.

The Company granted 196 and 89 RSUs at a weighted-average grant-date fair value of $57.35 and $46.94 per unit for the nine months ended October 1, 2011 and October 2, 2010, respectively. The Company recognized stock-based compensation costs related to the issuance of RSUs of $1,628 ($1,032 net of taxes) and $1,132 ($717 net of taxes) for the three months ended October 1, 2011 and October 2, 2010, respectively, and $6,608 ($4,186 net of taxes) and $3,208 ($2,032 net of taxes) for the nine months ended October 1, 2011 and October 2, 2010, respectively, which has been allocated to selling, general and administrative expenses. Pre-tax unrecognized compensation expense for unvested RSUs granted to employees, net of estimated forfeitures, was $12,960 as of October 1, 2011, and will be recognized as expense over a weighted-average period of approximately 3.6 years.

The Company did not grant any restricted stock awards for the nine months ended October 1, 2011. Compensation expense for restricted stock awards for the nine months ended October 1, 2011 and October 2, 2010, respectively, was not significant.

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

Dilutive common stock options are included in the diluted EPS calculation using the treasury stock method. Common stock options and unvested restricted shares (units) that were not included in the diluted EPS computation because the price was greater than the average market price of the common shares for the three months ended October 1, 2011 and October 2, 2010 were 1,200 and 1,339, respectively. Common stock options and unvested restricted shares (units) that were not included in the diluted EPS computation because the price was greater than the average market price of the common shares for the nine months ended October 1, 2011 and October 2, 2010 were 1,183 and 1,197, respectively.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net earnings attributable to Mohawk Industries, Inc.	$46,646	51,094	130,991	139,713
Accretion of redeemable noncontrolling interest (1)	—	(58)	—	(3,115)

Net earnings available to common stockholders	$46,646	51,036	130,991	136,598

Weighted-average common shares outstanding-basic and diluted:
Weighted-average common shares outstanding—basic	68,759	68,593	68,725	68,567
Add weighted-average dilutive potential common shares—options and RSU’s to purchase common shares, net	195	180	221	197

Weighted-average common shares outstanding-diluted	68,954	68,773	68,946	68,764

Basic earnings per share attributable to Mohawk
Industries, Inc. (2)	$0.68	0.74	1.91	1.99

Diluted earnings per share attributable to Mohawk Industries, Inc. (2)	$0.68	0.74	1.90	1.99

(1)	Amount represents the adjustment to fair value of a redeemable noncontrolling interest in a consolidated subsidiary
(2)	Basic EPS for the nine months ended October 2, 2010, includes a decrease of approximately $0.05 (from $2.04), and diluted EPS for the nine months ended October 2, 2010, includes a decrease of approximately $0.04 (from $2.03), related to the correction of an immaterial error for a change in fair value of a redeemable noncontrolling interest in a consolidated subsidiary of the Company. The immaterial error had no effect on EPS for the three months ended October 2, 2010. For more information on this matter, see notes 1(b) and 16 to the notes to the consolidated financial statements in the Company’s 2010 Annual Report on Form 10-K.

11.	Segment reporting

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

Segment information is as follows:

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net sales:
Mohawk.	$754,470	713,481	2,203,699	2,177,646
Dal-Tile	381,891	345,074	1,105,775	1,050,088
Unilin	329,514	276,594	1,018,443	890,859
Intersegment sales	(23,363)	(25,597)	(63,956)	(61,719)

	$1,442,512	1,309,552	4,263,961	4,056,874

Operating income:
Mohawk	$30,946	31,127	79,187	74,100
Dal-Tile	33,073	33,913	82,911	77,432
Unilin	33,048	24,640	105,507	93,434
Corporate and eliminations	(5,603)	(4,498)	(18,357)	(16,437)

	$91,464	85,182	249,248	228,529

Assets:			October 1, 2011	December 31, 2010
Mohawk			$1,810,191	1,637,319
Dal-Tile			1,735,718	1,644,448
Unilin			2,569,103	2,475,049
Corporate and intersegment eliminations			162,556	342,110

			$6,277,568	6,098,926

12.	Commitments, contingencies and other

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

Subsequent to the quarter ended October 1, 2011, the Company received notification from the Belgian taxing authority of its intent to increase the Company’s tax base in connection with its 2008 and 2009 tax years. The adjustments proposed relate to certain

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

income items. The Company disagrees with the view of the Belgian taxing authority, is reviewing the notification and intends to vigorously contest the proposed changes. The Company believes the ultimate outcome of these actions will not have a material adverse effect on its financial condition but could have a material adverse effect on its results of operations in a given quarter or year.

The Company recorded pre-tax business restructuring charges of $2,186 and $15,513 for the three and nine months ended October 1, 2011, respectively, of which $1,185 and $13,064 was recorded as cost of sales and $1,001 and $2,449 was recorded as selling, general and administrative expenses for the same periods, respectively. For the three and nine months ended October 2, 2010, the Company recorded pre-tax business restructuring charges of $3,330 and $12,263, respectively, of which $2,309 and $11,095 was recorded as cost of sales and $1,021 and $1,168 was recorded as selling, general and administrative expenses for the same periods, respectively. The charges in 2011 and 2010 primarily relate to the Company’s actions taken to lower its cost structure and improve the efficiency of its manufacturing and distribution operations as the Company adjusts to current economic conditions.

The restructuring activity for the first nine months of 2011 is as follows:

	Asset write- downs	Lease impairments	Severance	Other restructuring costs	Total
Balance as of December 31, 2010	$—	10,983	2,108	420	13,511
Provisions:
Mohawk segment	7,426	466	4,508	3,113	15,513
Cash payments	—	(3,048)	(1,198)	(2,267)	(6,513)
Noncash items	(7,426)	—	—	(218)	(7,644)

Balance as of October 1, 2011	$—	8,401	5,418	1,048	14,867

The Company expects the remaining severance costs, lease impairments and other restructuring costs to be paid over the next five years.

On October 28, 2011, subsequent to the balance sheet date, the Company announced a plan to exit a manufacturing facility in the Mohawk segment. The Company is finalizing its estimates and expects to record a restructuring charge in the fourth quarter of 2011.

13.	Debt

On September 2, 2009, the Company entered into a $600,000 four-year, senior, secured revolving credit facility (the “ABL Facility”). On July 8, 2011, the Company entered into a $900,000 five-year, senior, secured revolving credit facility (the “New Facility”) and terminated the ABL Facility, which was originally set to mature on September 2, 2013. The Company paid financing costs of $8,218 in connection with its New Facility. These costs were deferred and, along with unamortized costs of $12,277 related to the Company’s ABL Facility, are being amortized over the term of the New Facility. In addition, the Company expensed $1,116 of deferred financing costs related to the termination of its ABL Facility.

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

At the Company’s election, revolving loans under the ABL Facility bore interest at annual rates equal to either (a) LIBOR for 1-, 2-, 3- or 6- month periods, as selected by the Company, plus an applicable margin ranging between 2.75% and 3.25%, or (b) the higher of the prime rate, the Federal Funds rate plus 0.5%, or a one-month LIBOR rate, plus an applicable margin ranging between 1.25% and 1.75%. The Company also paid a commitment fee to the lenders under the ABL Facility on the average amount by which the aggregate commitments of the lenders’ exceeded utilization of the ABL Facility equal to 0.65% per annum during any quarter that this excess was 50% or more and 0.50% per annum during any quarter that this excess was less than 50%.

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

New Facility

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

All obligations of the Company and the other borrowers under the New Facility are required to be guaranteed by all of the Company’s material domestic subsidiaries and all obligations of borrowers that are foreign subsidiaries are guaranteed by those foreign subsidiaries of the Company which the Company designates as guarantors. All obligations under the New Facility, and the guarantees of those obligations, are secured by a security interest in domestic accounts receivable and inventories, certain shares of capital stock (or equivalent ownership interests) of the domestic borrowers’ and domestic guarantors’ subsidiaries, and proceeds of any of the foregoing. The amount of the obligations under the New Facility secured by such shares of capital stock and equivalent ownership interests is limited to the lesser of (i) the aggregate amount permitted to be secured under the Company’s Indenture dated as of April 2, 2002, without requiring the notes issued under that Indenture to be secured equally and ratably by such shares of capital stock and equivalent ownership interests and (ii) the aggregate amount permitted to be secured under the Company’s Indenture dated as of January 9, 2006 (as supplemented by that first supplemental indenture dated as of January 17, 2006) without requiring the notes issued under that Indenture to be secured equally and ratably by such shares of capital stock and equivalent ownership interests.

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

As of October 1, 2011, the amount utilized under the New Facility was $377,095 resulting in a total of $522,905 available under the New Facility. The amount utilized included $270,495 of borrowings, $53,542 of standby letters of credit guaranteeing the Company’s industrial revenue bonds and $53,058 of standby letters of credit related to various insurance contracts and foreign vendor commitments.

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

In 2002, the Company issued $400,000 aggregate principal amount of its senior 7.20% notes due April 15, 2012. During the quarter ended October 1, 2011, the Company repurchased $15,000 of its senior 7.20% notes, at a price equal to 102.75% of the principal amount. Subsequent to the balance sheet date, the Company repurchased an additional $48,730 of its notes, at a price equal to 102.71% of the principal amount.

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

The fair value and carrying value of our debt instruments are detailed as follows:

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

	October 1, 2011		December 31, 2010
	Fair Value	Carrying Value	Fair Value	Carrying Value
5.75% notes, payable January 15, 2011 interest payable semiannually	$—	—	296,459	298,248
7.20% senior notes, payable April 15, 2012 interest payable semiannually	393,855	385,000	422,400	400,000
6.125% notes, payable January 15, 2016 interest payable semiannually	929,700	900,000	963,000	900,000
Five-year senior secured credit facility, due July 8, 2016	270,495	270,495	—	—
Industrial revenue bonds, capital leases and other	55,843	55,843	55,334	55,334

Total long-term debt	1,649,893	1,611,338	1,737,193	1,653,582
Less current portion	447,155	438,300	348,799	350,588

Long-term debt, less current portion	$1,202,738	1,173,038	1,388,394	1,302,994

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

The U.S. floor covering industry experienced declining demand beginning in the fourth quarter of 2006. Industry conditions have remained difficult due to many factors, including uncertainty caused by economic conditions in the U.S., the European debt crisis, material price volatility, unemployment and consumer confidence, all of which have created headwinds to industry growth.

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

For the three months ended October 1, 2011, net earnings attributable to the Company were $46.6 million, or diluted earnings per share (“EPS”) of $0.68, compared to the net earnings attributable to the Company of $51.1 million, or diluted EPS of $0.74, for the three months ended October 2, 2010. The diluted EPS for the three months ended October 2, 2010 includes the insurance settlement proceeds as a result of the flood in Mexico and U.S. Customs refunds from prior periods of approximately $9 million and $5.8 million, respectively. In addition to these 2010 impacts, the change in diluted EPS for the three months ended October 1, 2011 was primarily the result of unrealized foreign exchange losses and higher inflationary costs, primarily related to raw materials. These items were partially offset by the favorable net impact of price and product mix, lower manufacturing costs, higher sales volume and lower interest costs.

For the nine months ended October 1, 2011, net earnings attributable to the Company were $131.0 million, or diluted EPS of $1.90, compared to the net earnings attributable to the Company of $139.7 million, or diluted EPS of $1.99, for the nine months ended October 2, 2010. The diluted EPS for the nine months ended October 2, 2010 includes a tax benefit of approximately $30 million related to the settlement of certain tax contingencies, insurance settlement proceeds as a result of the flood in Mexico of approximately $9 million, higher interest expense of $7.5 million related to a premium paid to extinguish approximately $200.0 million aggregate principal amount of senior notes and $5.8 million for U.S. Customs refunds from prior periods. In addition to these 2010 impacts, the change in diluted EPS for the nine months ended October 1, 2011 was primarily the result of higher inflationary costs, primarily related to raw materials. These items were partially offset by the favorable net impact of price and product mix, lower manufacturing costs, higher sales volume and lower interest costs.

In October 2011, subsequent to the balance sheet date, the Company settled all outstanding income tax matters with the Internal Revenue Service pertaining to the years 2004—2006. As a result of these settlements, the Company expects to record a tax benefit of approximately $7 million in the fourth quarter of 2011. Following the aforementioned settlements, the Company has settled all income tax matters with the IRS related to years prior to 2007.

On October 28, 2011, subsequent to the balance sheet date, the Company announced a plan to exit a manufacturing facility in the Mohawk segment. The Company is finalizing its estimates and expects to record a restructuring charge in the fourth quarter of 2011.

Results of Operations

Quarter Ended October 1, 2011, as Compared with Quarter Ended October 2, 2010

Net sales

Net sales for the three months ended October 1, 2011 were $1,442.5 million, reflecting an increase of $133.0 million, or 10.2%, from the $1,309.6 million reported for the three months ended October 2, 2010. The increase was primarily due to higher sales volume of approximately $75 million, the net effect of price and product mix of approximately $35 million and the impact of favorable foreign exchange rates of approximately $23 million.

Mohawk Segment—Net sales increased $41.0 million, or 5.7%, to $754.5 million for the three months ended October 1, 2011, compared to $713.5 million for the three months ended October 2, 2010. The increase was primarily driven by the net effect of price and product mix of approximately $24 million and higher sales volume of approximately $17 million.

Dal-Tile Segment—Net sales increased $36.8 million, or 10.7%, to $381.9 million for the three months ended October 1, 2011, compared to $345.1 million for the three months ended October 2, 2010. The increase was primarily driven by higher sales volume of approximately $35 million and the impact of favorable foreign exchange rates of approximately $2 million. Net sales for the three months ended October 2, 2010, was unfavorably impacted the flood in Mexico.

Unilin Segment—Net sales increased $52.9 million, or 19.1%, to $329.5 million for the three months ended October 1, 2011, compared to $276.6 million for the three months ended October 2, 2010. The increase was due to favorable foreign exchange rates of approximately $21 million, higher sales volume of approximately $20 million and the net effect of price and product mix of approximately $11 million.

Gross profit

Gross profit for the three months ended October 1, 2011 was $357.6 million (24.8% of net sales) and increased by $12.7 million or 3.7% compared to gross profit of $344.9 million (26.3% of net sales) for the three months ended October 2, 2010. The 2010 results include insurance settlement proceeds of approximately $9 million related to a flood in the Company’s Mexican manufacturing facility. In addition to the impact of the Mexican flood in 2010, gross profit was favorably impacted by the net effect of price and product mix of approximately $39 million, lower manufacturing costs of approximately $20 million, higher sales volume of approximately $16 million and the impact of favorable foreign exchange rates of approximately $6 million. These items were partially offset by higher inflationary costs of approximately $62 million, primarily related to raw materials. The lower manufacturing costs were primarily a result of cost savings initiatives implemented and various restructuring actions taken by the Company, including facility consolidations, workforce reductions and productivity improvements.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended October 1, 2011 were $266.2 million (18.5% of net sales), reflecting an increase of $6.4 million, or 2.5%, compared to $259.8 million (19.8% of net sales) for the three months ended October 2, 2010. The increase in selling, general and administrative expenses is primarily driven by unfavorable foreign exchange rates and the higher sales volumes. As a percentage of net sales, selling, general and administrative expenses decreased for the three months ended October 1, 2011, primarily driven by the benefits of various restructuring actions and cost savings initiatives implemented by the Company, including facility consolidations and productivity improvements.

Operating income

Operating income for the three months ended October 1, 2011 was $91.5 million (6.3% of net sales) reflecting an increase of $6.3 million, or 7.4%, compared to operating income of $85.2 million (6.5% of net sales) for the three months ended October 2, 2010. The 2010 results include insurance settlement proceeds of approximately $9 million related to a flood in the Company’s Mexican manufacturing facility. In addition to the impact of the Mexican flood in 2010, operating income was favorably impacted by the net effect of price and product mix of approximately $39 million, lower manufacturing costs of approximately $18 million and higher sales volume of approximately $16 million, partially offset by higher inflationary costs of approximately $62 million, primarily related to raw materials. The lower manufacturing costs were primarily a result of cost savings initiatives implemented and various restructuring actions taken by the Company.

Mohawk Segment—Operating income was $30.9 million (4.1% of segment net sales) for the three months ended October 1, 2011 reflecting a decrease of $0.2 million compared to operating income of $31.1 million (4.4% of segment net sales) for the three months ended October 2, 2010. Operating income was favorably impacted by the net effect of price and product mix of approximately $25 million, lower manufacturing costs and selling, general and administrative expenses of approximately $19 million and higher sales volume of approximately $2 million, offset by higher inflationary costs of approximately $47 million, primarily related to raw materials. The lower manufacturing costs and selling, general and administrative expenses were primarily a result of cost savings initiatives implemented and various restructuring actions taken by the Company.

Dal-Tile Segment—Operating income was $33.1 million (8.7% of segment net sales) for the three months ended October 1, 2011 reflecting a decrease of $0.8 million compared to operating income of $33.9 million (9.8% of segment net sales) for the three months ended October 2, 2010. The 2010 results include insurance settlement proceeds of approximately $9 million related to a flood in the Company’s Mexican manufacturing facility. In addition to the impact of the Mexican flood in 2010, operating income was favorably impact by higher sales volume of approximately $9 million, lower manufacturing costs and selling, general and administrative expenses of approximately $2 million, and the net effect of price and product mix of approximately $2 million, offset by inflationary costs of approximately $6 million, primarily related to raw materials. The lower manufacturing costs and selling, general and administrative expenses are primarily a result of cost savings initiatives implemented and various restructuring actions taken by the Company.

Unilin Segment—Operating income was $33.0 million (10.0% of segment net sales) for the three months ended October 1, 2011 reflecting an increase of $8.4 million compared to operating income of $24.6 million (8.9% of segment net sales) for the three months ended October 2, 2010. The increase was primarily driven by the net effect of price and product mix of approximately $12 million, higher sales volume of approximately $5 million, favorable foreign exchange rates of approximately $3 million, partially offset by higher inflationary costs of approximately $10 million, primarily related to raw materials.

Interest expense

Interest expense was $25.1 million for the three months ended October 1, 2011, reflecting a decrease of $4.9 million compared to interest expense of $30.0 million for the three months ended October 2, 2010. The decrease in interest expense for 2011 was due to lower interest costs on the Company’s outstanding debt and lower debt levels.

Other expense/Other income

The change in other expense and other income for the three months ended October 1, 2011, compared to the three months ended October 2, 2010, is primarily related to unrealized foreign currency losses for certain of the Company’s consolidated foreign subsidiaries that measure financial conditions and results using the U.S. dollar rather than the local currency. The unrealized foreign currency losses were a result of volatility in the Mexican Peso and the Canadian Dollar that occurred late in the third quarter of 2011.

Income tax expense

For the three months ended October 1, 2011, the Company recorded income tax expense of $5.2 million on earnings before income taxes of $52.9 million for an effective tax rate of 9.9%, as compared to an income tax expense of $7.5 million on earnings before income taxes of $59.8 million, resulting in an effective tax rate of 12.6% for the three months ended October 2, 2010. The difference in the effective tax rate for the comparative period is primarily due to the geographical dispersion of earnings and losses for the current period.

Nine Months Ended October 1, 2011, as Compared with Nine Months Ended October 2, 2010

Net sales

Net sales for the nine months ended October 1, 2011 were $4,264.0 million, reflecting an increase of $207.1 million, or 5.1%, from the $4,056.9 million reported for the nine months ended October 2, 2010. The increase was primarily due to the net effect of price and product mix of approximately $83 million, higher sales volume of $66 million and the impact of favorable foreign exchange rates of approximately $58 million.

Mohawk Segment—Net sales increased $26.1 million, or 1.2%, to $2,203.7 million for the nine months ended October 1, 2011, compared to $2,177.6 million for the nine months ended October 2, 2010. The increase was primarily driven by the net effect of price and product mix of approximately $33 million, partially offset by lower sales volume of approximately $7 million, primarily related to continued weakness in the U.S. residential market.

Dal-Tile Segment—Net sales increased $55.7 million, or 5.3%, to $1,105.8 million for the nine months ended October 1, 2011, compared to $1,050.1 million for the nine months ended October 2, 2010. The increase was primarily driven by higher sales volume of approximately $42 million, the net effect of price and product mix of approximately $8 million and the impact of favorable foreign exchange rates of approximately $5 million.

Unilin Segment—Net sales increased $127.6 million, or 14.3%, to $1,018.4 million for the nine months ended October 1, 2011, compared to $890.9 million for the nine months ended October 2, 2010. The increase was primarily due to the impact of favorable foreign exchange rates of approximately $53 million, the net effect of price and product mix of approximately $42 million and higher sales volume of approximately $33 million.

Gross profit

Gross profit for the nine months ended October 1, 2011 was $1,081.5 million (25.4% of net sales) and increased by $20.5 million compared to gross profit of $1,060.9 million (26.2% of net sales) for the nine months ended October 2, 2010. The 2010 results include insurance settlement proceeds of approximately $9 million related to a flood in the Company’s Mexican manufacturing facility. In addition to the impact of the Mexican flood in 2010, gross profit was favorably impacted by the net effect of price and product mix of approximately $95 million, lower manufacturing costs of approximately $59 million, favorable foreign exchange rates of approximately $15 million and higher sales volume of approximately $10 million, offset by higher inflationary costs of approximately $147 million, primarily related to raw materials, and approximately $2 million of higher restructuring charges. The lower manufacturing costs are primarily a result of cost savings initiatives implemented and various restructuring activities taken by the Company, including facility consolidations, workforce reductions and productivity improvements.

Selling, general and administrative expenses

Selling, general and administrative expenses for the nine months ended October 1, 2011 were $832.2 million (19.5% of net sales), reflecting a decrease of $0.2 million, compared to $832.4 million (20.5% of net sales) for the nine months ended October 2, 2010. The decrease in selling, general and administrative expenses is primarily driven by the benefits of various restructuring actions and cost savings initiatives implemented by the Company, including facility consolidations and productivity improvements, offset by unfavorable foreign exchange rates. As a percentage of net sales, selling, general and administrative expenses decreased for the nine months ended October 1, 2011, primarily driven by the benefits of various restructuring actions and cost savings initiatives implemented by the Company, including facility consolidations and productivity improvements.

Operating income

Operating income for the nine months ended October 1, 2011 was $249.2 million (5.9% of net sales) reflecting a $20.7 million increase compared to an operating income of $228.5 million (5.6% of net sales) for the nine months ended October 2, 2010. The 2010 results include insurance settlement proceeds of approximately $9 million related to a flood in the Company’s Mexican manufacturing facility. In addition to the impact of the Mexican flood in 2010, operating income was favorably impacted by the net effect of price and product mix of approximately $95 million, lower manufacturing costs and selling, general and administrative expenses of approximately $71 million, higher sales volume of $9 million and the impact of favorable foreign exchange rates of approximately $5 million, partially offset by higher inflationary costs of approximately $147 million, primarily related to raw materials, and higher restructuring charges of approximately $3 million. The lower manufacturing costs and selling, general and administrative expenses are primarily a result of cost saving initiatives implemented and various restructuring actions taken by the Company, including facility consolidations, workforce reductions and productivity improvements.

Mohawk Segment—Operating income was $79.2 million (3.6% of segment net sales) for the nine months ended October 1, 2011 reflecting an increase of $5.1 million compared to operating income of $74.1 million (3.4% of segment net sales) for the nine months ended October 2, 2010. Operating income was favorably impacted by lower manufacturing costs and selling, general and administrative expenses of approximately $66 million and the net effect of price and product mix of approximately $45 million, partially offset by higher inflationary costs of approximately $94 million, primarily related to raw materials, lower sales volume of approximately $6 million and higher restructuring charges of approximately $6 million. The lower manufacturing costs and selling, general and administrative expenses were primarily a result of cost savings initiatives implemented and various restructuring actions taken by the Company, including facility consolidations, workforce reductions and productivity improvements.

Dal-Tile Segment—Operating income was $82.9 million (7.5% of segment net sales) for the nine months ended October 1, 2011 reflecting an increase of $5.5 million compared to operating income of $77.4 million (7.4% of segment net sales) for the nine months ended October 2, 2010. The 2010 results include insurance settlement proceeds of approximately $9 million related to a flood in the Company’s Mexican manufacturing facility. In addition to the impact of the Mexican flood in 2010, operating income was favorably impacted by lower manufacturing costs and selling, general and administrative expenses of approximately $14 million, higher sales volume of approximately $9 million and the net effect of price and product mix of approximately $7 million, partially offset by higher inflationary costs of approximately $13 million, primarily related to raw materials, and the impact of unfavorable foreign exchange rates of approximately $2 million. The lower manufacturing costs and selling, general and administrative expenses are primarily a result of cost savings initiatives implemented and various restructuring actions taken by the Company, including workforce reductions and productivity improvements.

Unilin Segment—Operating income was $105.5 million (10.4% of segment net sales) for the nine months ended October 1, 2011 reflecting an increase of $12.1 million compared to operating income of $93.4 million (10.5% of segment net sales) for the nine months ended October 2, 2010. The increase was primarily driven by the net effect of price and product mix of approximately $43 million, favorable foreign exchange rates of approximately $7 million, higher sales volume of approximately $7 million, lower manufacturing costs of approximately $7 million and lower restructuring costs of approximately $2 million, partially offset by higher inflationary costs of approximately $40 million, primarily related to raw materials, and higher selling, general and administrative costs of approximately $14 million. The lower manufacturing costs are primarily a result of cost savings initiatives implemented and various restructuring actions taken by the Company, including facility consolidations and productivity improvements.

Interest expense

Interest expense was $77.5 million for the nine months ended October 1, 2011, reflecting a decrease of $25.5 million compared to interest expense of $103.0 million for the nine months ended October 2, 2010. The decrease in interest expense resulted from lower interest costs on the Company’s outstanding debt and lower debt levels. In addition, the 2010 interest expense includes a $7.5 million premium paid to extinguish approximately $200.0 million aggregate principal amount of senior notes.

Other expense/Other income

The change in other expense and other income for the nine months ended October 1, 2011, compared to the nine months ended October 2, 2010, is primarily related to unrealized foreign currency losses for certain of the Company’s consolidated foreign subsidiaries that measure financial conditions and results using the U.S. dollar rather than the local currency. The unrealized foreign currency losses were a result of volatility in the Mexican Peso and the Canadian Dollar that occurred late in the third quarter of 2011.

Income tax expense

For the nine months ended October 1, 2011, the Company recorded an income tax expense of $23.6 million on earnings before income taxes of $158.0 million for an effective tax rate of 15.0%, as compared to an income tax benefit of $8.3 million on earnings before income taxes of $134.2 million for an effective tax rate of (6.2)% for the nine months ended October 2, 2010. The difference in the effective tax rate for the comparative period is primarily due to the benefit from the settlement of certain tax contingencies of approximately $30 million recorded during the second quarter of 2010 and the geographical dispersion of earnings and losses for the current period.

Liquidity and Capital Resources

The Company’s primary capital requirements are for working capital, capital expenditures and acquisitions. The Company’s capital needs are met primarily through a combination of internally generated funds, bank credit lines, term and senior notes and credit terms from suppliers.

Cash flows provided by operating activities for the first nine months of 2011 were $138.2 million compared to $210.4 million in the first nine months of 2010. The decrease in cash provided by operating activities for the first nine months of 2011 as compared to 2010 is primarily attributable to the 2010 tax refunds, the timing of receipts and customer mix changes in receivables and timing of disbursements.

Net cash used in investing activities for the first nine months of 2011 was $206.4 million compared to $161.5 million in the first nine months of 2010. The increase in investing activities primarily relates to higher capital expenditures related to additional extrusion capacity and expanding the Company’s international manufacturing capabilities, partially offset by lower acquisition expenditures in 2011. Capital spending during the remainder of 2011, excluding acquisition expenditures, is expected to range from approximately $60 million to $85 million and is intended to be used primarily to purchase equipment, add geographic capacity and to streamline manufacturing capabilities.

Net cash used in financing activities for the first nine months of 2011 was $8.0 million compared to

$211.3 million in the first nine months of 2010. The change in cash used in financing activities as compared to the first nine months of 2010 is primarily attributable to lower debt repayments, net of borrowings and restricted cash, and the change in outstanding checks.

On July 8, 2011, the Company entered into a five-year, senior, secured revolving credit facility (the “New Facility”) and terminated its four-year $600.0 million, senior, secured revolving credit facility, which was originally set to mature on September 2, 2013. No early termination penalties were incurred as a result of the termination. The New Facility provides for a maximum of $900.0 million of revolving credit, including limited amounts of credit in the form of letters of credit and swingline loans. The Company paid financing costs of $8.2 million in connection with its New Facility. These costs were deferred and, along with unamortized costs of $12.3 million related to the Company’s ABL Facility are being amortized over the term of the New Facility. In addition, the Company expensed $1.1 million of deferred financing costs related to the termination of its ABL Facility.

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

As of October 1, 2011, the amount utilized under the New Facility was $377.1 million resulting in a total of $522.9 million available under the New Facility. The amount utilized included $270.5 million of borrowings, $53.5 million of standby letters of credit guaranteeing the Company’s industrial revenue bonds and $53.1 million of standby letters of credit related to various insurance contracts and foreign vendor commitments.

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

In 2002, the Company issued $400.0 million aggregate principal amount of its senior 7.20% notes due April 15, 2012. The Company believes it will have sufficient cash and cash equivalents and unutilized borrowing availability under the New Facility or through new public and/or private debt offerings to repay the senior notes when due. However, there can be no assurances that the Company will be able to complete new public debt offerings, if necessary, to repay the senior notes on or prior to the April 15, 2012 maturity date. During the quarter ended October 1, 2011, the Company repurchased $15.0 million of its senior 7.20% notes, at a price equal to 102.75% of the principal amount. Subsequent to the balance sheet date, the Company repurchased an additional $48.7 million of its notes, at a price equal to 102.71% of the principal amount.

The Company may continue, from time to time, to retire its outstanding debt through cash purchases in the open market, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amount involved may be material.

As of October 1, 2011, the Company had invested cash of $236.1 million in money market AAA rated cash investments of which $231.6 million was in Europe. The Company believes that its cash and cash equivalents on hand, cash generated from operations and availability under its New Facility will be sufficient to meet its capital expenditure, working capital and debt servicing requirements over the next twelve months.

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income (Topic 220)—Presentation of Comprehensive Income” (“ASU 2011-05”). This update requires that the components of net income, the components of other comprehensive income and the total of comprehensive income be presented as a single continuous financial statement or in two separate but consecutive statements. The option of presenting other comprehensive income in the statement of stockholders’ equity is eliminated. This update also requires the presentation on the face of the financial statements of reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Impact of Inflation

Inflation affects the Company’s manufacturing costs, distribution costs and operating expenses. The Company expects raw material prices, many of which are petroleum based, to fluctuate based upon worldwide supply and demand of commodities utilized in the Company’s production processes. Although the Company attempts to pass on increases in raw material, energy and fuel-related costs to its customers, the Company’s ability to do so is dependent upon the rate and magnitude of any increase, competitive pressures and market conditions for the Company’s products. There have been in the past, and may be in the future, periods of time during which increases in these costs cannot be fully recovered. In the past, the Company has often been able to enhance productivity and develop new product innovations to help offset increases in costs resulting from inflation in its operations.

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

Forward-Looking Information

Certain of the statements in this Form 10-Q, particularly those anticipating future performance, business prospects, growth and operating strategies, proposed acquisitions, and similar matters, and those that include the words “believes,” “anticipates,” “forecast,” “estimates” or similar expressions constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For those statements, Mohawk claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. There can be no assurance that the forward-looking statements will be accurate because they are based on many assumptions, which involve risks and uncertainties. The following important factors could cause future results to differ: changes in economic or industry conditions; competition; inflation in raw material prices and other input costs; energy costs and supply; timing and level of capital expenditures; timing and implementation of price increases for the Company’s products; impairment charges; integration of acquisitions; international operations; introduction of new products; rationalization of operations; tax, product and other claims; litigation; and other risks identified in Mohawk’s SEC reports and public announcements.

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

The floor covering industry is sensitive to changes in general economic conditions, such as consumer confidence and income, corporate and government spending, interest rate levels, availability of credit and demand for housing. The downturn in the U.S. and global economies beginning in 2006, along with the residential and commercial markets in such economies, negatively impacted the floor covering industry and the Company’s business. The difficult economic conditions may continue or deteriorate in the foreseeable future. Further, significant or prolonged declines in such economies or in spending for replacement floor covering products or new construction activity could have a material adverse effect on the Company’s business.

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

The Company’s outstanding 7.20% senior notes in the aggregate amount of $336.3 million, including repurchases subsequent to the balance sheet date, are due April 15, 2012. On July 8, 2011, the Company entered into a $900 million five-year, senior, secured revolving credit facility (the “New Facility”). The Company believes it will have sufficient cash and cash equivalents and unutilized borrowing availability under the New Facility or through new public and/or private debt offerings to repay the senior notes, when due. However, there can be no assurances that the Company will be able to complete new public and/or private debt offerings, if necessary, to repay the senior notes prior to the April 15, 2012 maturity date. As of October 1, 2011, the amount utilized under the New Facility was $377.1 million resulting in a total of $522.9 million available under the New Facility. The amount utilized included $270.5 million of borrowings, $53.5 million of standby letters of credit guaranteeing the Company’s industrial revenue bonds and $53.1 million of standby letters of credit related to various insurance contracts and foreign vendor commitments.

During the term of the New Facility, if the Company’s cash flow is worse than expected, the Company may need to refinance all or a portion of its indebtedness through a public and/or private debt offering or a new bank facility and may not be able to do so on terms acceptable to it, or at all. If the Company is unable to access debt markets at competitive rates or in sufficient amounts due to credit rating downgrades, market volatility, market disruption, or other factors, it could materially adversely affect the Company’s ability to repay its indebtedness and otherwise have a substantial adverse effect on the Company’s financial condition and results of operations.

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

The Company may be unable to obtain raw materials or sourced product on a timely basis, which could have a material adverse effect on the Company’s business.

The principal raw materials used in the Company’s manufacturing operations include nylon, polypropylene, triexta and polyester resins and fibers, which are used primarily in the Company’s carpet and rugs business; clay, talc, nepheline syenite and glazes, including frit (ground glass), zircon and stains, which are used exclusively in the Company’s ceramic tile business; wood, paper, and resins which are used primarily in the Company’s laminate flooring business. In addition, the Company sources finished goods as well. For certain of such raw materials and sourced products, the Company is dependent on one or a small number of suppliers. An adverse change in the Company’s relationship with such a supplier, the financial condition of such a supplier or such supplier’s ability to manufacture or deliver such raw materials or sourced products to the Company could lead to an interruption of supply or require the Company to purchase more expensive alternatives. An extended interruption in the supply of these or other raw materials or sourced products used in the Company’s business or in the supply of suitable substitute materials or products would disrupt the Company’s operations, which could have a material adverse effect on the Company’s business.

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

The Company has typically grown its business through acquisitions. Growth through acquisitions involves risks, many of which may continue to affect the Company after the acquisition. The Company cannot give assurance that an acquired company will achieve the levels of revenue, profitability and production that the Company expects. The combination of an acquired company’s business with the Company’s existing businesses involves risks. The Company cannot be assured that reported earnings will meet expectations because of goodwill and intangible asset impairment, other asset impairments, increased interest costs and issuance of additional securities or incurrence of debt. The Company may also face challenges in consolidating functions, integrating the Company’s organizations, procedures, operations and product lines in a timely and efficient manner and retaining key personnel. These challenges may result in:

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

The Company’s manufacturing facilities in Mexico and Europe represent a significant portion of the

Company’s capacity for ceramic tile and laminate flooring, respectively, and the Company’s European operations represent a significant source of the Company’s revenues and profits. The business, regulatory and political environments in these countries differ from those in the U.S. In addition, the Company increasingly sells products, operates plants and invests in companies in other parts of the world. The Company’s international sales, operations and investments are subject to risks and uncertainties, including:

•	changes in foreign country regulatory requirements;

•	differing business practices associated with foreign operations;

•	various import/export restrictions and the availability of required import/export licenses;

•	imposition of foreign tariffs and other trade barriers;

•	political, legal and economic instability;

•	foreign currency exchange rate fluctuations;

•	foreign country tax rules, regulations and other requirements, such as changes in tax rates and statutory and judicial interpretations in tax laws;

•	inflation;

•	differing labor laws and changes in those laws;

•	work stoppages and disruptions in the shipping of imported and exported products;

•	government price controls;

•	extended payment terms and the inability to collect accounts receivable; and

•	tax inefficiencies and currency exchange controls that may adversely impact its ability to repatriate cash from non-U.S. subsidiaries.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

None.

Item 5. Other Information

None.

Item 6. Exhibits

No.	Description

*10.1	Credit Agreement by and among the Company and certain of its subsidiaries, as Borrowers, certain of its subsidiaries as Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender, and a L/C Issuer, the other lenders party thereto, and the other parties thereto. (Incorporated by reference to Exhibit 10.1 of Mohawk’s Report on Form 8-K (File No. 01-13697) dated July 8, 2011).

31.1	Certification Pursuant to Rule 13a-14(a).

31.2	Certification Pursuant to Rule 13a-14(a).

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*Indicates	exhibit incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOHAWK INDUSTRIES, INC.
(Registrant)

Dated: November 4, 2011	By:	/s/ Jeffrey S. Lorberbaum
JEFFREY S. LORBERBAUM
Chairman and Chief Executive Officer
(principal executive officer)

Dated: November 4, 2011	By:	/s/ Frank H. Boykin
FRANK H. BOYKIN
Chief Financial Officer
(principal financial officer)