Form 10-K
period 2011-12-31
MOHAWK INDUSTRIES INC
filed 2012-02-29
CIK 851968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[Mark One]

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock of the Registrant held by non-affiliates (excludes beneficial owners of more than 10% of the Common Stock) of the Registrant (0 shares) on July 2, 2011 (the last business day of the Registrant’s most recently completed fiscal second quarter) was $0. The aggregate market value was computed by reference to the closing price of the Common Stock on such date.

Number of shares of Common Stock outstanding as of February 20, 2012: 0 shares of Common Stock, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2011 Annual Meeting of Stockholders-Part III.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[Mark One]

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Securities Registered Pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock of the Registrant held by non-affiliates (excludes beneficial owners of more than 10% of the Common Stock) of the Registrant (49,820,561 shares) on July 2, 2011 (the last business day of the Registrant’s most recently completed fiscal second quarter) was $3,068,946,558. The aggregate market value was computed by reference to the closing price of the Common Stock on such date.

Number of shares of Common Stock outstanding as of February 20, 2012: 68,818,141 shares of Common Stock, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2012 Annual Meeting of Stockholders-Part III.

PART I

Item 1.	Business

General

Mohawk Industries, Inc. (“Mohawk” or the “Company”), a term which includes the Company and its subsidiaries, including its primary operating subsidiaries, Mohawk Carpet, LLC, Dal-Tile Corporation and Unilin BVBA, is a leading producer of floor covering products for residential and commercial applications in the United States (“U.S.”) and residential applications in Europe. The Company is the second largest carpet and rug manufacturer and one of the largest manufacturers, marketers and distributors of ceramic tile, natural stone and hardwood flooring in the U.S., as well as a leading producer of laminate flooring in the U.S. and Europe. The Company is expanding its international presence through investments in Australia, China, Mexico and Russia. The Company had annual net sales in 2011 of $5.6 billion. Approximately 82% of this amount was generated by sales in North America and approximately 18% was generated by sales outside North America. The Company has three reporting segments: the Mohawk segment, the Dal-Tile segment and the Unilin segment. Selected financial information for the Mohawk, Dal-Tile and Unilin segments, geographic net sales and the location of long-lived assets is set forth in note 16 to the consolidated financial statements.

The Mohawk segment designs, manufactures, sources, distributes and markets its floor covering product lines, which include carpets, ceramic tile, laminate, rugs, carpet pad, hardwood and resilient, in a broad range of colors, textures and patterns for residential and commercial applications in both remodeling and new construction. The Mohawk segment markets and distributes its carpets, rugs, ceramic tile, laminate, hardwood and resilient under various brands. The Mohawk segment positions its products in all price ranges and emphasizes quality, style, performance and service. The Mohawk segment is widely recognized through its premier brand names, which include Mohawk®, Aladdin®, Mohawk ColorCenters®, Mohawk Floorscapes®, Portico®, Mohawk Home®, Bigelow®, Durkan®, Horizon®, Karastan®, Lees®, Merit® and SmartStrand®. The Mohawk segment markets and distributes soft and hard surface products through over 24,000 customers, which include independent floor covering retailers, home centers, mass merchandisers, department stores, commercial dealers and commercial end users. Some products are also marketed through private labeling programs. The Mohawk segment’s soft surface operations are vertically integrated from the extrusion of resin to the manufacturing and distribution of finished carpets and rugs.

The Dal-Tile segment designs, manufactures, sources, distributes and markets a broad line of ceramic tile, porcelain tile and natural stone products used in the residential and commercial markets for both remodeling and new construction. In addition, Dal-Tile sources, markets and distributes other tile related products. Most of the Dal-Tile segment’s ceramic tile products are marketed under the Dal-Tile® and American Olean® brand names and sold through independent distributors, home center retailers, individual floor covering retailers, ceramic specialists, commercial dealers and commercial end users. The Dal-Tile segment operations are vertically integrated from the production of raw material for body and glaze preparation to the manufacturing and distribution of ceramic and porcelain tile.

The Unilin segment designs, manufactures, sources, licenses, distributes and markets laminate and hardwood flooring used primarily in the residential market for both remodeling and new construction in Europe and the U.S. Unilin is one of the leaders in laminate flooring technology, having commercialized direct pressure laminate (“DPL”), a technology used in a majority of laminates today, and has developed the patented UNICLIC® glueless installation system and a variety of other new technologies, such as beveled edges, multiple length planks and new surface and finish features from which the company generates licensing revenue. Unilin sells its flooring products under the Quick-Step®, Columbia Flooring®, Century Flooring® and Mohawk brands through retailers, independent distributors and home centers. Unilin is one of the largest vertically-integrated laminate flooring manufacturers in the U.S. producing both laminate flooring and related high density fiberboard. In Europe, Unilin also produces roofing systems, insulation panels and other wood products. In 2011, Unilin began test marketing its Didit® click furniture line, a collection that can be assembled without any tools, in the United Kingdom with plans to introduce it to other geographic markets in the future.

Industry

In 2010, the primary categories of the U.S. floor covering industry, based on sales dollars, were carpet and rug (55%), resilient and rubber (13%), ceramic tile (12%), hardwood (9%), stone (6%) and laminate (5%). Each of these categories is influenced by the average selling price per square foot, the residential builder and homeowner remodeling markets, housing starts and housing resales, average house size and home ownership. In addition, the level of sales in the floor covering industry, both in the U.S. and Europe, is influenced by consumer confidence, spending for durable goods, interest rates and availability of credit, turnover in housing, the condition of the residential and commercial construction industries and the overall strength of the economy.

The U.S. floor covering industry experienced declining demand beginning in the fourth quarter of 2006 with sales declining from $25.7 billion in 2006 to $17.1 billion in 2010. Industry conditions have remained difficult due to many factors, including uncertainty caused by economic conditions in the U.S., the European debt crisis, material price volatility, unemployment and consumer confidence, all of which have created headwinds to industry growth.

Domestic carpet and rug sales volume of U.S. manufacturers was approximately 1.2 billion square yards, or $9.4 billion, in 2010. The carpet and rugs category has two primary markets, residential and commercial. In 2010, the residential market made up approximately 68% of industry amounts shipped and the commercial market comprised approximately 32%. Sales of U.S. carpet and rug are distributed to the residential market for both new construction and residential replacement.

The U.S. ceramic tile industry shipped 2.0 billion square feet, or $2.0 billion, in 2010. The ceramic tile industry’s two primary markets, residential applications and commercial applications, represent 57% and 43% of the 2010 industry total, respectively. Of the total residential market, 69% of the dollar values of shipments were made in response to residential replacement demand.

In 2010, the U.S. laminate industry shipped 1.0 billion square feet, or $0.9 billion. The laminate industry’s two primary markets, residential applications and commercial applications, represent 95% and 5% of the 2010 industry total, respectively. Sales of U.S. laminate flooring are primarily distributed through the residential replacement market. In 2010, the European laminate industry produced approximately 4.4 billion square feet which accounted for approximately 13% of the European floor covering market.

In 2010, the U.S. hardwood industry shipped 0.8 billion square feet, representing a market of approximately $1.6 billion. The hardwood industry’s two primary markets, residential applications and commercial applications, represent 81% and 19% of the 2010 industry total, respectively. Sales of U.S. hardwood are primarily distributed to the residential market for both new construction and residential replacement.

In 2010, the U.S. stone flooring industry shipped 0.3 billion square feet, representing a market of approximately $1.1 billion. The stone flooring industry’s two primary markets, residential applications and commercial applications, represent 54% and 46% of the 2010 industry total, respectively. Sales of U.S. stone flooring are primarily distributed to the residential market for both new construction and residential replacement.

In 2010, the U.S. resilient and rubber industry shipped 3.1 billion square feet, representing a market of approximately $2.2 billion. The resilient and rubber industry’s two primary markets, residential applications and commercial applications, represent 44% and 56% of the 2010 industry total, respectively. Sales of U.S. resilient are distributed to the residential market for both new construction and residential replacement.

Sales and Distribution

Mohawk Segment

Through its Mohawk segment, the Company designs, manufactures, sources, distributes and markets thousands of styles of carpet and rugs in a broad range of colors, textures and patterns. In addition, the Mohawk segment markets and distributes ceramic tile, laminate, hardwood, resilient floor covering, carpet pad and flooring accessories. The Mohawk segment positions product lines in all price ranges and emphasizes quality, style, performance and service. The Mohawk segment markets and distributes its product lines to over 24,000 customers, which include independent floor covering retailers, home centers, mass merchandisers, department stores, commercial dealers and commercial end users. Some products are also marketed through private labeling programs. Sales to residential customers represent a significant portion of the total industry and the majority of the segments’ carpet and rug sales.

The Company has positioned its premier residential carpet and rug brand names across all price ranges. The Mohawk, Horizon, WundaWeve®, Smart Strand® and Karastan brands are positioned to sell primarily in the medium-to-high retail price channels in the residential broadloom and rug markets. These lines have substantial brand name recognition among carpet dealers and retailers, with the Karastan and Mohawk brands having among the highest consumer recognition in the industry. Karastan is a leader in the high-end market. The Aladdin and Mohawk Home brands compete primarily in the value retail price channel. The Portico and Properties® brand names compete primarily in the builder and multi-family markets, respectively. The Company markets its hard surface product lines, which include Mohawk Ceramic, Mohawk Hardwood, Mohawk Laminate and Congoleum, across all price ranges.

The Company offers marketing and advertising support through residential dealer programs like Mohawk Floorscapes, Mohawk ColorCenter, and Karastan. These programs offer varying degrees of support to dealers in the form of sales and management training, in-store merchandising systems, exclusive promotions and assistance in certain administrative functions, such as consumer credit, advertising and website technology.

The Company produces and markets its commercial broadloom and modular carpet tile under The Mohawk Group which includes the following brands: Bigelow, Lees, and Karastan Contract®. It markets its hospitality carpet under the Durkan brand which includes the Merit collection of hospitality carpet. The commercial customer base is divided into several channels: corporate office space, education institutions, healthcare facilities, retail space and institutional and government facilities. Different purchase decision makers and decision-making processes exist for each channel.

The Company’s sales forces are generally organized by product type and sales channels in order to best serve each type of customer. Product delivery to dealers is done predominantly on Mohawk trucks operating from strategically positioned warehouses/cross-docks that receive inbound product directly from the source of manufacture.

Dal-Tile Segment

The Dal-Tile segment designs, manufactures, sources, distributes and markets a broad line of ceramic tile, porcelain tile and natural stone products. Products are distributed through separate distribution channels consisting of independent distributors, home center retailers, individual floor covering retailers, ceramic specialists, commercial dealers and commercial end users. The business is organized to address the specific customer needs of each distribution channel, and dedicated sales forces support the various channels.

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

A network of Company-owned service centers distributes primarily the Dal-Tile brand product with a fully integrated marketing program, emphasizing a focus on quality and fashion serving customers in the U.S., Canada and Puerto Rico. The service centers provide distribution points for customer pick-up, local delivery and showrooms for product selection and design assistance. In addition, the Dal-Tile brand is distributed through independent distributors in Mexico. The American Olean brand is primarily distributed through independent distributors and Company-owned service centers that service both residential and commercial customers.

In addition to Company-owned service centers, the Company uses regional distribution centers which includes the utilization of the Company’s truck fleet to help deliver high-quality customer service with shorter lead times, increased order fill rates and improved on-time deliveries to customers.

Unilin Segment

The Unilin segment designs, manufactures, licenses, distributes and markets laminate and hardwood flooring. It also designs and manufactures roofing systems, insulation panels and other wood products in Europe. Products are distributed through separate distribution channels consisting of retailers, independent distributors and home centers. Unilin U.S. operations also manufacture Mohawk branded laminate and hardwood flooring, which sells through the Mohawk channel and also directly through home centers and mass merchandisers. The majority of Unilin’s laminate sales, both in the U.S. and Europe, are for residential replacement. The business is organized to address the specific customer needs of each distribution channel.

The Unilin segment markets and sells laminate and hardwood flooring products under the Quick-Step, Columbia Flooring, Century Flooring and Mohawk brands. Unilin also sells private label laminate and hardwood flooring products. The Company believes Quick-Step is one of the leading brand names in the U.S. and European flooring industry. In addition, Unilin markets and sells insulation panels in Europe. The segment also licenses its UNICLIC intellectual property to floor manufacturers throughout the world.

In the U.S., Europe and Asia, the Company uses regional distribution centers and direct shipping from manufacturing facilities to provide high-quality customer service and enhance the Company’s ability to plan and manage inventory requirements.

Advertising and Promotion

The Company promotes its brands through advertising in television, print, social and internet media, as well as cooperative advertising, point-of-sale displays, sponsorship of a European cycling team and marketing literature. The Company also continues to rely on the substantial brand name recognition of its product lines. The cost of point-of-sale displays and product samples, a significant promotional expense, is partially offset by sales of samples to customers.

Manufacturing and Operations

Mohawk Segment

The Company’s carpet and rug manufacturing operations are vertically integrated and include the extrusion of resin and post-consumer plastics into triexta fiber, polyester, nylon and polypropylene, and yarn processing, backing manufacturing, tufting, weaving, dyeing, coating and finishing. The Mohawk segment continues to invest in capital expenditures, principally in state-of-the-art equipment, to increase manufacturing efficiency, improve overall cost competitiveness and develop new capabilities.

Dal-Tile Segment

The Company’s tile manufacturing operations are vertically integrated from the production of raw material for body and glaze preparation to the manufacturing and distribution of ceramic and porcelain tile in the U.S. and

Mexico. The Company believes that its manufacturing organization offers competitive advantages due to its ability to manufacture a differentiated product line consisting of one of the industry’s broadest product offerings of colors, textures and finishes and its ability to utilize the industry’s newest technology, as well as the industry’s largest offering of trim and angle pieces. In addition, Dal-Tile also imports or sources a portion of its product to supplement its product offerings. The Dal-Tile segment continues to invest in capital expenditures, principally in state-of-the-art equipment, to increase manufacturing capacity, improve efficiency and develop new capabilities. The segment is expanding its international presence through investments in China and Mexico.

Unilin Segment

The Company’s laminate flooring manufacturing operations are vertically integrated, both in the U.S. and in Europe, and include high-density fiberboard (“HDF”) production, paper impregnation, short-cycle pressing, cutting and milling. The European operations also include resin production. Unilin has state-of-the-art equipment that results in competitive manufacturing in terms of cost and flexibility. In addition, Unilin has significant manufacturing capability for both engineered and prefinished solid wood flooring for the U.S. and European markets. The Unilin segment continues to invest in capital expenditures, principally in new plants and state-of-the-art equipment, to increase manufacturing capacity, improve efficiency and develop new capabilities. The segment is expanding its international presence through investments in Australia and Russia. The manufacturing facilities for other activities in the Unilin business (roofing systems, insulation panels and other wood products) are all configured for cost-efficient manufacturing and production flexibility and are competitive in the European market.

Raw Materials and Suppliers

Mohawk Segment

The principal raw materials used in the production of carpet and rugs are nylon, triexta, polyester, polypropylene, synthetic backing materials, latex and various dyes and chemicals, all of which are petroleum based. Major raw materials used in the Company’s manufacturing process are available from independent sources, and the Company obtains most of its externally purchased fibers and resins principally from four major suppliers. If these suppliers were unable to satisfy the requirements, the Company believes that alternative supply arrangements would be available. Although the market for carpet raw materials is sensitive to temporary disruptions, the carpet and rug business has not experienced a significant shortage of raw materials in recent years.

Dal-Tile Segment

The principal raw materials used in the production of ceramic tile are clay, talc, nepheline syenite and glazes. The Company has entered into a long-term supply agreement for most of its talc requirements. In addition, the Company has long-term clay mining rights in Kentucky and Mississippi that satisfy nearly all of its clay requirements for producing unglazed quarry tile. The Company purchases a number of different grades of clay for the manufacture of its non-quarry tile. The Company believes that there is an adequate supply of all grades of clay and that all are readily available from a number of independent sources. The Company has two suppliers for its nepheline syenite requirements. If these suppliers were unable to satisfy the requirements, the Company believes that alternative supply arrangements would be available. Glazes are used on a significant percentage of manufactured tiles. Glazes consist of frit (ground glass), zircon, stains and other materials, with frit being the largest ingredient. The Company manufactures approximately 75% of its frit requirements.

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

Mohawk Segment

The carpet and rug industry is highly competitive. Based on industry publications, the top five North American carpet and rug manufacturers (including their North American and foreign divisions) in 2010 had carpet and rug sales in excess of $7.0 billion of the over $9.4 billion market. The Company believes it is the second largest producer of carpets and rugs (in terms of sales dollars) in the world based on its 2010 net sales.

Dal-Tile Segment

The ceramic tile industry is significantly more fragmented than the carpet industry. The Company estimates that over 100 tile manufacturers, more than half of which are based outside the U.S., compete for sales of ceramic tile to customers located in the U.S. Although the U.S. ceramic tile industry is highly fragmented at both the manufacturing and distribution levels, the Company believes it is one of the largest manufacturers, distributors and marketers of ceramic tile in the world. The Company believes it is substantially larger than the next largest competitor in the United States and that it is the only significant manufacturer with its own North American distribution system.

Unilin Segment

The Company faces competition in the laminate and hardwood flooring channel from a large number of domestic and foreign manufacturers. The Company estimates that there are over 100 wood flooring manufacturers located in various countries. The Company believes it is one of the largest manufacturers, distributors and licensors of laminate flooring in the world, with a focus on high-end products. The Company believes it is one of the largest manufacturers and distributors of hardwood flooring in the U.S. In addition, the Company believes it has a competitive advantage in the laminate flooring channel as a result of Unilin’s industry leading design and patented technologies, which allows the Company to distinguish its laminate and hardwood flooring products in the areas of finish, quality, installation and assembly and provides a source of additional revenue for the Company from licensing royalties.

Patents and Trademarks

Intellectual property is important to the Company’s business, and the Company relies on a combination of patent, copyright, trademark and trade secret laws to protect its interests.

The Company uses several trademarks that it considers important in the marketing of its products, including Aladdin, American Olean, Bigelow, Columbia Flooring, Century Flooring, Dal-Tile, Duracolor®, Durkan, Elka®, Everset fibers®, Horizon, Karastan, Lees, Merit, Mohawk, Mohawk ColorCenters, Mohawk Floorscapes, Mohawk Greenworks®, Mohawk Home, Portico, PureBond®, Quick-Step, SmartStrand, Ultra Performance System®, UNILIN®, UNICLIC, Didit, Utherm® and Wear-Dated®. These trademarks represent unique innovations that highlight competitive advantages and provide differentiation from competing brands in the market.

Unilin owns a number of important patent families in Europe and the U.S., some of which the Company licenses to manufacturers and distributors throughout the world. The most important of these patent families is the UNICLIC family, including the snap, pretension, clearance and the beveled edge patent families, which protect Unilin’s interlocking laminate flooring panel technology. The patents in the UNICLIC family are not expected to expire until 2017.

Sales Terms and Major Customers

The Company’s sales terms are substantially the same as those generally available throughout the industry. The Company generally permits its customers to return products purchased from it within specified time periods from the date of sale, if the customer is not satisfied with the quality of the product.

During 2011, no single customer accounted for more than 5% of total net sales, and the top 10 customers accounted for less than 20% of the Company’s net sales. The Company believes the loss of one major customer would not have a material adverse effect on its business.

Employees

As of December 31, 2011, the Company employed approximately 26,200 persons consisting of approximately 19,400 in the U.S., approximately 3,600 in Mexico, approximately 2,200 in Europe, approximately 800 in Malaysia, approximately 100 in Canada and approximately 100 in Russia. The majority of the Company’s European and Mexican manufacturing employees are members of unions. Most of the Company’s U.S. employees are not a party to any collective bargaining agreement. Additionally, the Company has not experienced any strikes or work stoppages in recent years. The Company believes that its relations with its employees are good.

Available Information

The Company’s Internet address is http://www.mohawkind.com. The Company makes the following reports filed by it available, free of charge, on its website under the heading “Investor Information”:

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

The floor covering industry is sensitive to changes in general economic conditions, such as consumer confidence and income, corporate and government spending, interest rate levels, availability of credit and demand for housing. The downturn in the U.S. and global economies beginning in 2006, along with the residential and commercial markets in such economies, negatively impacted the floor covering industry and the Company’s business. It is not known when economic conditions will improve or whether they will deteriorate further. Further, significant or prolonged declines in such economies or in spending for replacement floor covering products or new construction activity could have a material adverse effect on the Company’s business.

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

In periods of rising costs, the Company may be unable to pass raw materials, energy and fuel-related cost increases on to its customers, which could have a material adverse effect on the Company’s business.

The prices of raw materials and fuel-related costs could vary significantly with market conditions. Although the Company generally attempts to pass on increases in raw material, energy and fuel-related costs to its customers, the Company’s ability to do so is dependent upon the rate and magnitude of any increase, competitive pressures and market conditions for the Company’s products. There have been in the past, and may be in the future, periods of time during which increases in these costs cannot be recovered. During such periods of time, the Company’s business may be materially adversely affected.

The Company faces intense competition in the flooring industry, which could decrease demand for the Company’s products or force it to lower prices, which could have a material adverse effect on the Company’s business.

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

Uncertainty in the credit markets could affect the overall availability and cost of credit. Despite recent improvement in overall economic conditions, the impact of the economic downturn on the Company’s ability to obtain financing, including any financing necessary to refinance existing indebtedness, in the future, and the cost and terms of it, remains uncertain. These and other economic factors could have a material adverse effect on demand for the Company’s products and on its financial condition and operating results. Further, these generally negative economic and business conditions may factor into the Company’s periodic credit ratings assessment by either or both Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services. A rating agency’s evaluation is based on a number of factors, which include scale and diversification, brand strength, profitability, leverage, liquidity and interest coverage. During 2009, the Company’s senior unsecured notes were downgraded by the rating agencies, which increased the Company’s interest expense by approximately $0.2 million per quarter per $100.0 million of outstanding notes and could adversely affect the cost of and ability to obtain additional credit in the future. Additional downgrades in the Company’s credit ratings could further increase the cost of its existing credit and adversely affect the cost of and ability to obtain additional credit in the future, and the Company can provide no assurances that additional downgrades will not occur.

If the Company were unable to meet certain covenants contained in the Senior Credit Facility, it may be required to repay borrowings under the Senior Credit Facility prior to their maturity and may lose access to the Senior Credit Facility for additional borrowings that may be necessary to fund its operations, which could have a material adverse effect on the Company’s business.

On July 8, 2011, the Company entered into a $900.0 million five-year, senior, secured revolving credit facility (the “Senior Credit Facility”). As of December 31, 2011, the amount utilized under the Senior Credit Facility was $395.3 million, resulting in a total of $504.7 million available under the Senior Credit Facility. The amount utilized included $298.0 million of borrowings, $46.8 million of standby letters of credit guaranteeing the Company’s industrial revenue bonds and $50.5 million of standby letters of credit related to various insurance contracts and foreign vendor commitments. On January 20, 2012, the Company entered into an amendment to the Senior Credit Facility that provides for an incremental term loan facility in the aggregate principal amount of $150.0 million.

During the term of the Senior Credit Facility, if the Company’s cash flow is worse than expected, the Company may need to refinance all or a portion of its indebtedness through a public and/or private debt offering or a new bank facility and may not be able to do so on terms acceptable to it, or at all. If the Company is unable to access debt markets at competitive rates or in sufficient amounts due to credit rating downgrades, market volatility, market disruption, or other factors, it could materially adversely affect the Company’s ability to repay its indebtedness and otherwise have a material adverse effect on the Company’s financial condition and results of operations.

Additionally, the Senior Credit Facility includes certain affirmative and negative covenants that impose restrictions on the Company’s financial and business operations, including limitations on liens, indebtedness, investments, fundamental changes, asset dispositions, dividends and other similar restricted payments, transactions with affiliates, payments and modifications of certain existing debt, future negative pledges, and changes in the nature of the Company’s business. Many of these limitations are subject to numerous exceptions. The Company is also required to maintain a Consolidated Interest Coverage Ratio of at least 3.0 to 1.0 and a Consolidated Net Leverage Ratio of no more than 3.75 to 1.0, each as of the last day of any fiscal quarter and as defined in the Senior Credit Facility.

The Company may be unable to obtain raw materials or sourced product on a timely basis, which could have a material adverse effect on the Company’s business.

The principal raw materials used in the Company’s manufacturing operations include nylon, polypropylene, triexta and polyester resins and fibers, which are used primarily in the Company’s carpet and rugs business; clay, talc, nepheline syenite and glazes, including frit (ground glass), zircon and stains, which are used exclusively in the Company’s ceramic tile business; and wood, paper, and resins which are used primarily in the Company’s laminate flooring business. In addition, the Company sources finished goods as well. For certain of such raw materials and sourced products, the Company is dependent on one or a small number of suppliers. An adverse change in the Company’s relationship with such a supplier, the financial condition of such a supplier or such supplier’s ability to manufacture or deliver such raw materials or sourced products to the Company could lead to an interruption of supply or require the Company to purchase more expensive alternatives. An extended interruption in the supply of these or other raw materials or sourced products used in the Company’s business or in the supply of suitable substitute materials or products would disrupt the Company’s operations, which could have a material adverse effect on the Company’s business.

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

Failure to successfully manage and integrate an acquisition with the Company’s existing operations could lead to the potential loss of customers of the acquired business, the potential loss of employees who may be vital to the new operations, the potential loss of business opportunities or other adverse consequences that could have a material adverse effect on the Company’s business, financial condition and results of operations. Even if integration occurs successfully, failure of the acquisition to achieve levels of anticipated sales growth, profitability or productivity, or otherwise perform as expected, may have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The Company has been, and in the future may be, subject to costs, liabilities and other obligations under existing or new laws and regulations, which could have a material adverse effect on the Company’s business.

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

Further, the Company’s operations are subject to various environmental, health and safety laws and regulations, including those governing air emissions, wastewater discharges, and the use, storage, treatment, recycling and disposal of materials and finished product. The applicable requirements under these laws are subject to amendment, to the imposition of new or additional requirements and to changing interpretations of agencies or courts. The Company could incur material expenditures to comply with new or existing regulations, including fines and penalties and increased costs of its operations. For example, enactment of climate control legislation or other regulatory initiatives by the U.S. Congress or various states, or the adoption of regulations by the Environmental Protection Agency and analogous state or foreign governmental agencies that restrict emissions of greenhouse gases in areas in which the Company conducts business could have an adverse effect on its operations and demand for its products. The Company’s manufacturing processes use a significant amount of energy, especially natural gas. Increased regulation of energy use to address the possible emission of greenhouse gases and climate change could have a material adverse effect on the Company’s business.

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

The Company may be exposed to litigation, claims and other legal proceedings in the ordinary course of business relating to its products, which could have a material adverse effect on the Company’s business.

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

The Company’s inability to protect its intellectual property rights or collect license revenues, particularly with respect to the Company’s patented laminate flooring technology and its registered trademarks, could have a material adverse effect on the Company’s business.

The future success and competitive position of certain of the Company’s businesses, particularly the Company’s laminate flooring business, depend in part upon the Company’s ability to obtain, maintain and license proprietary technology used in the Company’s principal product families. The Company relies, in part, on the patent, trade secret and trademark laws of the U.S. and countries in Europe, as well as confidentiality agreements with some of the Company’s employees, to protect that technology.

The Company has obtained a number of patents relating to the Company’s products and associated methods and has filed applications for additional patents, including the UNICLIC family of patents, which protects Unilin’s interlocking laminate flooring panel technology. The Company cannot assure investors that any patents owned by or issued to it will provide the Company with competitive advantages, that third parties will not challenge these patents, or that the Company’s pending patent applications will be approved. In addition, patent filings by third parties, whether made before or after the date of the Company’s filings, could render the Company’s intellectual property less valuable.

Furthermore, despite the Company’s efforts, the Company may be unable to prevent competitors and/or third parties from using the Company’s technology without the Company’s authorization through license agreements, independently developing technology that is similar to that of the Company or designing around the Company’s patents. The use of the Company’s technology or similar technology by others could reduce or eliminate any competitive advantage the Company has developed, cause the Company to lose sales or otherwise harm the Company’s business. In addition, if the Company does not obtain sufficient protection for the Company’s intellectual property, the Company’s competitiveness in the markets it serves could be significantly impaired, which could have a material effect on the Company’s business.

The Company has obtained and applied for numerous U.S. and Foreign Service marks and trademark registrations and will continue to evaluate the registration of additional service marks and trademarks, as appropriate. The Company cannot guarantee that any of the Company’s pending or future applications will be approved by the applicable governmental authorities. Moreover, even if such applications are approved, third parties may seek to oppose or otherwise challenge the registrations. A failure to obtain trademark registrations in the U.S. and in other countries could limit the Company’s ability to protect the Company’s trademarks and impede the Company’s marketing efforts in those jurisdictions and could have a material effect on the Company’s business.

The Company generates license revenue for certain patents that expire in 2017. The Company continues to develop new sources of revenue to offset the expiration in its UNICLIC family of patents. The failure to develop alternative revenues could have a material adverse effect on the Company’s business.

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

To be successful, the Company must attract, develop and retain qualified and talented personnel in management, sales, marketing, product design and innovation and operations, and as it considers entering new international markets, skilled personnel familiar with those markets. The Company competes with multinational firms for these employees and invests resources in recruiting, developing, motivating and retaining them. The failure to attract, develop, motivate and retain key employees could negatively affect the Company’s competitive position and its operating results.

The Company is subject to changing regulation of corporate governance and public disclosure that have increased both costs and the risk of noncompliance.

The Company’s stock is publicly traded. As a result, the Company is subject to the rules and regulations of federal and state agencies and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the Securities and Exchange Commission and the New York Stock Exchange, frequently issue new requirements and regulations. The Company’s efforts to comply with the regulations and interpretations have resulted in, and are likely to continue to result in, increased general and administrative costs and diversion of management’s time and attention from revenue generating activities to compliance activities.

Declines in the Company’s business conditions may result in an impairment of the Company’s tangible and intangible assets which could result in a material non-cash charge.

A significant or prolonged decrease in the Company’s market capitalization, including a decline in stock price, or a negative long-term performance outlook, could result in an impairment of its tangible and intangible assets which results when the carrying value of the Company’s assets exceed their fair value.

Forward-Looking Information

Certain of the statements in this Form 10-K, particularly those anticipating future performance, business prospects, growth and operating strategies, and similar matters, and those that include the words “could,” “should,” “believes,” “anticipates,” “expects” and “estimates” or similar expressions constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For those statements, Mohawk claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. There can be no assurance that the forward-looking statements will be accurate because they are based on many assumptions, which involve risks and uncertainties. The following important factors could cause future results to differ: changes in economic or industry conditions; competition; inflation in raw material prices and other input costs; energy costs and supply; timing and level of capital expenditures; timing and implementation of price increases for the Company’s products; impairment charges; integration of acquisitions; international operations; introduction of new products; rationalization of operations; tax, product and other claims; litigation; and other risks identified in Mohawk’s SEC reports and public announcements.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company owns a 0.1 million square foot headquarters office in Calhoun, Georgia on an eight-acre site. The Company also owns a 2.1 million square foot manufacturing facility located in Dalton, Georgia used by the Mohawk segment, a 1.7 million square foot manufacturing facility located in Monterey, Mexico and a 1.0 million square foot manufacturing facility located in Muskogee, Oklahoma used by the Dal-Tile segment, and a 1.1 million square foot manufacturing facility located in Wielsbeke, Belgium and a 0.5 million square foot manufacturing facility located in Thomasville, North Carolina used by the Unilin segment.

The following table summarizes the Company’s facilities both owned and leased for each segment in square feet (in millions):

	Mohawk Segment		Dal-Tile Segment		Unilin Segment
Primary Purpose	Owned	Leased	Owned	Leased	Owned	Leased
Manufacturing	15.8	0.1	4.5	0.1	8.8	—
Selling and Distribution	3.7	5.1	0.4	7.4	0.1	0.3
Other	0.9	0.1	0.3	0.3	0.1	—

Total	20.4	5.3	5.2	7.8	9.0	0.3

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

The Company is involved in litigation from time to time in the regular course of its business. Other than as noted below, there are no material legal proceedings pending or known by the Company to be contemplated to which the Company is a party or to which any of its property is subject.

Beginning in August 2010, a series of civil lawsuits were initiated in several U.S. federal courts alleging that certain manufacturers of polyurethane foam products and competitors of the Company’s carpet underlay division had engaged in price fixing in violation of U.S. antitrust laws. Mohawk has been named as a defendant in seven of the 43 cases filed (the first on August 26, 2010), as well as in two consolidated amended class action complaints, the first filed on February 28, 2011, on behalf of a class of all direct purchasers of polyurethane foam products, and the second filed on March 21, 2011, on behalf of a class of indirect purchasers. All pending cases in which the Company has been named as a defendant have been filed in or transferred to the U.S. District Court for the Northern District of Ohio for consolidated pre-trial proceedings under the name In re: Polyurethane Foam Antitrust Litigation, Case No. 1:10-MDL-02196.

In these actions, the plaintiffs, on behalf of themselves and/or a class of purchasers, seek three times the amount of unspecified damages allegedly suffered as a result of alleged overcharges in the price of polyurethane foam products from at least 1999 to the present. Each plaintiff also seeks attorney fees, pre-judgment and post-judgment interest, court costs, and injunctive relief against future violations. In April 2011, the Company filed a motion to dismiss the class action claims brought by the direct purchasers, and in May 2011, the Company moved to dismiss the claims brought by the indirect purchasers. On July 19, 2011, the Court issued a written opinion denying all defendants’ motions to dismiss. In December 2011, the Company was named as a defendant in a Canadian Class action, Hi ! Neighbor Floor Covering Co. Limited, v. Hickory Springs Manufacturing Company, et al., filed in the Superior Court of Justice of Ontario, Canada, that alleges similar claims against the Company as raised in the U.S. actions and seeks unspecified damages and punitive damages. The Company denies all of the allegations in these actions and will vigorously defend itself.

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

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for the Common Stock

The Company’s common stock, $0.01 par value per share (the “Common Stock”) is quoted on the New York Stock Exchange (“NYSE”) under the symbol “MHK.” The table below shows the high and low sales prices per share of the Common Stock as reported on the NYSE Composite Tape, for each fiscal period indicated.

	Mohawk Common Stock
	High	Low
2010
First Quarter	$55.52	41.33
Second Quarter	66.93	43.58
Third Quarter	54.94	42.61
Fourth Quarter	61.28	51.55

2011
First Quarter	63.12	54.42
Second Quarter	68.86	57.43
Third Quarter	61.47	39.93
Fourth Quarter	61.30	40.19

As of February 20, 2012, there were approximately 318 holders of record of Common Stock. The Company has not paid or declared any cash dividends on shares of its Common Stock since completing its initial public offering. The Company’s policy is to retain all net earnings for the development of its business, and presently, it does not anticipate paying cash dividends on the Common Stock in the foreseeable future. The payment of future cash dividends will be at the sole discretion of the Board of Directors and will depend upon the Company’s profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors.

The Company did not repurchase any of its common stock during the fourth quarter of 2011.

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

	As of or for the Years Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Statement of operations data:
Net sales (a)	$5,642,258	5,319,072	5,344,024	6,826,348	7,586,018
Cost of sales (a)	4,225,379	3,916,472	4,111,794	5,088,584	5,471,234

Gross profit	1,416,879	1,402,600	1,232,230	1,737,764	2,114,784
Selling, general and administrative expenses	1,101,337	1,088,431	1,188,500	1,318,501	1,364,678
Impairment of goodwill and other intangibles (b)	—	—	—	1,543,397	—

Operating income (loss)	315,542	314,169	43,730	(1,124,134)	750,106
Interest expense	101,617	133,151	127,031	127,050	154,469
Other expense (income), net (c)	14,051	(11,630)	(5,588)	21,288	(16,079)

Earnings (loss) before income taxes	199,874	192,648	(77,713)	(1,272,472)	611,716
Income tax expense (benefit) (d)	21,649	2,713	(76,694)	180,062	(102,697)

Net earnings (loss)	178,225	189,935	(1,019)	(1,452,534)	714,413
Less: Net earnings attributable to the noncontrolling interest	4,303	4,464	4,480	5,694	7,599

Net earnings (loss) attributable to Mohawk Industries, Inc	$173,922	185,471	(5,499)	(1,458,228)	706,814

Basic earnings (loss) per share	$2.53	2.66	(0.08)	(21.32)	10.37

Diluted earnings (loss) per share	$2.52	2.65	(0.08)	(21.32)	10.32

Balance sheet data:
Working capital (includes short-term debt)	$1,296,818	1,199,699	1,474,978	1,369,333	1,238,220
Total assets (b and d)	6,206,228	6,098,926	6,391,446	6,446,175	8,680,050
Long-term debt (including current portion)	1,586,439	1,653,582	1,854,479	1,954,786	2,281,834
Total stockholders’ equity	3,415,785	3,271,556	3,200,823	3,153,803	4,707,357

(a)	During 2009, the Company recognized an increased number of warranty claims related to the performance of commercial carpet tiles that used a newer carpet backing technology. As a result, the Company recorded a $121,224 carpet sales allowance and a $12,268 inventory write-off.
(b)	In 2008, the Company recorded an impairment of goodwill and other intangibles which included $276,807 for the Mohawk segment, $531,930 for the Dal-Tile segment and $734,660 for the Unilin segment.
(c)	In 2010 and 2007, the Company received $7,730 and $9,154 in refunds from the U.S. government in reference to settlement of customs disputes dating back to 1986.
(d)	In 2007, the Company implemented a change in residency of one of its foreign subsidiaries. This tax restructuring resulted in a step up in the subsidiary’s taxable basis, which resulted in the recognition of a deferred tax asset of approximately $245,000 and a related income tax benefit of approximately $272,000. In 2008, the Company recorded a valuation allowance of approximately $253,000 against the deferred tax asset described above.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

In 2010, the primary categories of the U.S. floor covering industry, based on sales dollars, were carpet and rug (55%), resilient and rubber (13%), ceramic tile (12%), hardwood (9%), stone (6%) and laminate (5%). Each of these categories is influenced by the average selling price per square foot, the residential builder and homeowner remodeling markets, housing starts and housing resales, average house size and home ownership. In addition, the level of sales in the floor covering industry, both in the U.S. and Europe, is influenced by consumer confidence, spending for durable goods, interest rates and availability of credit, turnover in housing, the condition of the residential and commercial construction industries and the overall strength of the economy.

The U.S. floor covering industry experienced declining demand beginning in the fourth quarter of 2006 with sales declining from $25.7 billion in 2006 to $17.1 billion in 2010. Industry conditions have remained difficult due to many factors, including uncertainty caused by economic conditions in the U.S., the European debt crisis, material price volatility, unemployment and consumer confidence, all of which have created headwinds to industry growth.

The Company has three reporting segments: the Mohawk segment, the Dal-Tile segment and the Unilin segment. The Mohawk segment designs, manufactures, sources, distributes and markets its floor covering product lines, which include carpets, ceramic tile, laminate, rugs, carpet pad, hardwood and resilient, primarily in North America through its network of regional distribution centers and satellite warehouses using company-operated trucks, common carrier or rail transportation. The segment’s product lines are sold through various selling channels, which include independent floor covering retailers, home centers, mass merchandisers, department stores, commercial dealers and commercial end users. The Dal-Tile segment designs, manufactures, sources, distributes and markets a broad line of ceramic tile, porcelain tile, natural stone and other products, primarily in North America through its network of regional distribution centers and Company-operated service centers using company-operated trucks, common carriers or rail transportation. The segment’s product lines are sold through Company-owned service centers, independent distributors, home center retailers, tile and flooring retailers and contractors. The Unilin segment designs, manufactures, sources, licenses, distributes and markets laminate, hardwood flooring, roofing systems, insulation panels and other wood products, primarily in North America and Europe through various selling channels, which include retailers, independent distributors and home centers.

Net earnings attributable to the Company were $173.9 million, or diluted EPS of $2.52 for 2011. In 2011, a favorable net impact of price and product mix, improved manufacturing efficiencies, lower interest expense and higher sales volume more than offset the unfavorable impact of raw material inflation. Net earnings attributable to the Company were $185.5 million, or diluted EPS of $2.65 for 2010 which had favorable impacts of approximately $30 million from a tax benefit related to the settlement of certain contingencies and an approximately $8 million (pre-tax) benefit from U.S. Customs refunds, neither of which reoccurred in 2011.

For the year ended December 31, 2011, the Company generated $301.0 million of cash from operating activities which it used for capital expenditures and acquisitions. As of December 31, 2011, the Company had cash and cash equivalents of $311.9 million, $35.3 million of which was in the United States and $276.6 million of which was in foreign countries.

Results of Operations

Following are the results of operations for the last three years:

	For the Years Ended December 31,
	2011		2010		2009
	(In millions)
Statement of operations data:
Net sales	$5,642.3	100.0%	$5,319.1	100.0%	$5,344.0	100.0%
Cost of sales (1)	4,225.4	74.9%	3,916.5	73.6%	4,111.8	76.9%

Gross profit	1,416.9	25.1%	1,402.6	26.4%	1,232.2	23.1%
Selling, general and administrative expenses (2)	1,101.3	19.5%	1,088.4	20.5%	1,188.5	22.2%

Operating income	315.6	5.6%	314.2	5.9%	43.7	0.8%
Interest expense (3)	101.6	1.8%	133.2	2.5%	127.0	2.4%
Other expense (income) (4)	14.1	0.2%	(11.6)	(0.2)%	(5.6)	(0.1)%

Earnings (loss) before income taxes	199.9	3.5%	192.6	3.6%	(77.7)	(1.5)%
Income tax expense (benefit)	21.7	0.4%	2.7	0.1%	(76.7)	(1.4)%

Net earnings (loss)	178.2	3.2%	189.9	3.6%	(1.0)	(0.0)%
Less: Net earnings attributable to the noncontrolling interest	4.3	0.1%	4.4	0.1%	4.5	0.1%

Net earnings (loss) attributable to Mohawk Industries, Inc.	$173.9	3.1%	$185.5	3.5%	$(5.5)	(0.1)%

(1) Cost of sales includes:
Restructuring charges	$17.5	0.3%	$12.4	0.2%	$43.4	0.8%

(2) Selling, general and administrative expenses include:
Restructuring charges	$5.7	0.1%	$0.8	0.0%	$18.3	0.3%
Lease charges	$6.0	0.1%	—	—	—	—

(3) Interest expense includes:
Debt extinguishment costs	$1.1	0.0%	$7.5	0.1%	—	—

(4) Other expense (income) includes:
Unrealized foreign currency losses	$9.1	0.2%	—	—	—	—
U.S. customs refund	—	—	$(7.7)	(0.1)%	—	—
Acquisitions purchase accounting	—	—	$1.7	0.0%	—	—

Year Ended December 31, 2011, as Compared with Year Ended December 31, 2010

Net sales

Net sales for 2011 were $5,642.3 million, reflecting an increase of $323.2 million, or 6.1%, from the $5,319.1 million reported for 2010. The increase was primarily due to higher sales volume of approximately $143 million, favorable price and product mix of approximately $127 million and the impact of favorable foreign exchange rates of approximately $53 million.

Mohawk Segment—Net sales increased $82.8 million, or 2.9%, to $2,927.7 million in 2011, compared to $2,844.9 million in 2010. The increase was primarily driven by favorable price and product mix of approximately $64 million, and higher sales volume of approximately $19 million.

Dal-Tile Segment—Net sales increased $86.9 million, or 6.4%, to $1,454.3 million in 2011, compared to $1,367.4 million in 2010. The increase was primarily driven by higher sales volume of approximately $75 million, favorable price and product mix of approximately $9 million and the impact of favorable foreign exchange rates of approximately $3 million.

Unilin Segment—Net sales increased $156.5 million, or 13.2%, to $1,344.8 million in 2011, compared to $1,188.3 million in 2010. The increase was primarily due to favorable price and product mix of approximately $55 million, the impact of favorable foreign exchange rates of approximately $51 million and higher sales volume of approximately $51 million.

Quarterly net sales and the percentage changes in net sales by quarter for 2011 versus 2010 were as follows (dollars in millions):

	2011	2010	Change
First quarter	$1,343.6	1,347.2	(0.3)%
Second quarter	1,477.9	1,400.1	5.6
Third quarter	1,442.5	1,309.6	10.1
Fourth quarter	1,378.3	1,262.2	9.2

Total year	$5,642.3	5,319.1	6.1%

Gross profit

Gross profit for 2011 was $1,416.9 million (25.1% of net sales) compared to gross profit of $1,402.6 million (26.4% of net sales) for 2010. Gross profit dollars were impacted by favorable price and product mix of approximately $124 million, lower manufacturing costs of approximately $69 million, higher sales volume of approximately $27 million and favorable foreign exchange rates of approximately $16 million, substantially offset by higher inflationary costs of approximately $206 million, primarily related to raw materials, and approximately $7 million of higher restructuring charges. The lower manufacturing costs are primarily a result of cost savings initiatives implemented and various restructuring activities taken by the Company, including facility consolidations, workforce reductions and productivity improvements resulting from capital investments. In addition, the gross profit for 2010 included insurance settlement proceeds of approximately $9 million related to a flood in the Company’s Mexican manufacturing facility.

Selling, general and administrative expenses

Selling, general and administrative expenses for 2011 were $1,101.3 million (19.5% of net sales) compared to $1,088.4 million (20.5% of net sales) for 2010. As a percentage of sales, selling, general and administrative expenses for 2011 decreased 1.0% compared to the prior year as a result of the Company’s ability to leverage its various cost savings initiatives. The dollar increase in selling, general and administrative expenses is primarily a result of unfavorable foreign exchange rates of approximately $9 million, a lease charge (discussed below) of approximately $6 million and higher restructuring charges of approximately $5 million, partially offset by the various cost savings initiatives implemented by the Company including facility consolidations and productivity improvements.

During the fourth quarter of 2011, the Company corrected an immaterial error in its consolidated financial statements. The error related to accounting for operating leases. The correction of $6.0 million resulted in an additional charge (“lease charge”) to selling, general and administrative expense in the Company’s 2011 consolidated statement of operations. The Company believes the correction of this error to be both quantitatively and qualitatively immaterial to its quarterly results for 2011 or to any of its previously issued consolidated financial statements. The correction had no impact on the Company’s cash flows as previously presented.

Operating income

Operating income for 2011 was $315.6 million (5.6% of net sales), reflecting a $1.4 million increase, compared to an operating income of $314.2 million (5.9% of net sales) for 2010. The increase in operating income was primarily a result of favorable price and product mix of approximately $124 million, lower manufacturing and selling, general and administrative expenses of approximately $77 million, higher sales volume of $27 million and the impact of favorable foreign exchange rates of approximately $7 million, substantially offset by higher inflationary costs of approximately $206 million, primarily related to raw materials, higher restructuring charges of approximately $11 million and a lease charge (discussed in selling, general and administrative expenses) of approximately $6 million. The lower manufacturing costs and selling, general and administrative expenses are primarily a result of cost saving initiatives implemented and various restructuring actions taken by the Company, including facility consolidations, workforce reductions and productivity improvements resulting from capital investments. In addition, the operating income for 2010 included insurance settlement proceeds of approximately $9 million related to a flood in the Company’s Mexican manufacturing facility.

Mohawk Segment—Operating income was $109.9 million (3.8% of segment net sales) for 2011, reflecting a decrease of $13.0 million, compared to operating income of $122.9 million (4.3% of segment net sales) for 2010. Operating income was negatively impacted by higher inflationary costs of approximately $138 million, primarily related to raw materials, higher restructuring charges of approximately $14 million and a lease charge (discussed in selling, general and administrative expenses) of approximately $3 million, substantially offset by lower manufacturing costs and selling, general and administrative expenses of approximately $76 million and favorable price and product mix of approximately $64 million. The lower manufacturing costs and selling, general and administrative expenses were primarily a result of cost savings initiatives implemented and various restructuring actions taken by the Company, including facility consolidations, workforce reductions and productivity improvements resulting from capital investments.

Dal-Tile Segment—Operating income was $101.3 million (7.0% of segment net sales) for 2011, reflecting an increase of $4.0 million, compared to operating income of $97.3 million (7.1% of segment net sales) for 2010. Operating income was favorably impacted by higher sales volume of approximately $18 million, lower manufacturing costs and selling, general and administrative expenses of approximately $10 million and favorable price and product mix of approximately $6 million, partially offset by higher inflationary costs of approximately $18 million, primarily related to raw materials and a lease charge (discussed in selling, general and administrative expenses) of approximately $3 million. The lower manufacturing costs and selling, general and administrative expenses are primarily a result of cost savings initiatives implemented and various restructuring actions taken by the Company, including workforce reductions and productivity improvements resulting from capital investments. In addition, the operating income for 2010 included insurance settlement proceeds of approximately $9 million related to a flood in the Company’s Mexican manufacturing facility.

Unilin Segment—Operating income was $127.1 million (9.5% of segment net sales) for 2011 reflecting an increase of $12.8 million compared to operating income of $114.3 million (9.6% of segment net sales) for 2010. The increase was primarily driven by favorable price and product mix of approximately $54 million, lower manufacturing costs of approximately $10 million, favorable foreign exchange rates of approximately $7 million, higher sales volume of approximately $7 million and lower restructuring costs of approximately $2 million, substantially offset by higher inflationary costs of approximately $50 million, primarily related to raw materials, and higher selling, general and administrative costs of approximately $17 million. The lower manufacturing costs are primarily a result of cost savings initiatives implemented and various restructuring actions taken by the Company, including facility consolidations and productivity improvements resulting from capital investments.

Interest expense

Interest expense was $101.6 million for 2011, reflecting a decrease of $31.5 million compared to interest expense of $133.2 million for 2010. The decrease in interest expense resulted from lower interest costs on the

Company’s outstanding debt and lower debt levels. In addition, the 2010 interest expense includes a $7.5 million premium paid to extinguish approximately $200 million aggregate principal amount of senior notes.

Other expense (income)

Other expense for 2011 was $14.1 million as compared to other income in the prior year of $11.6 million. The unfavorable impact of $25.7 million was primarily a result of unfavorable changes in net foreign currency gains/losses of approximately $13 million, and losses associated with the minority interest of approximately $5 million. In addition, other income for 2010 included an approximately $8 million benefit from customs refunds partially offset by acquisitions purchase accounting adjustments of $1.7 million. The unrealized foreign currency losses are attributable to certain of the Company’s consolidated foreign subsidiaries that measure financial conditions and results using the U.S. dollar rather than the local currency. The unrealized foreign currency losses were primarily a result of volatility in the Mexican Peso and the Canadian Dollar that occurred late in the third quarter of 2011. The customs refunds from the U.S. government resulted from settling customs disputes dating back to 1986. The Company is pursuing additional recoveries for years subsequent to 1986 but there can be no assurances such recoveries will occur. Additional future recoveries, if any, will be recorded as realized.

Income tax expense

For 2011, the Company recorded an income tax expense of $21.6 million on earnings before income taxes of $199.9 million for an effective tax rate of 10.8%, as compared to an income tax expense of $2.7 million on earnings before income taxes of $192.6 million for an effective tax rate of 1.4% for 2010. The difference in the effective tax rate for the comparative period is primarily due to the benefit from the settlement of certain tax contingencies of $7.2 million and $30.0 million, respectively, in 2011 and 2010. In addition, both years were effected by the geographical dispersion of earnings and losses for the current period.

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

Mohawk Segment—Net sales decreased $11.9 million, or 0.4%, to $2,844.9 million in 2010 compared to $2,856.7 million in 2009. Included in net sales for 2009 is a carpet sales allowance of $121.2 million. For 2010, net sales decreased primarily due to lower sales volume of approximately $183 million, primarily related to continued weakness in the soft surface product category, partially offset by approximately $50 million due to the net effect of price and product mix as a result of price increases to offset higher raw material costs.

Dal-Tile Segment—Net sales decreased $59.3 million, or 4.2%, to $1,367.4 million in 2010 compared to $1,426.8 million in 2009. The decrease in net sales was primarily driven by the net effect of price and product mix of approximately $51 million, primarily driven by customer mix, and lower sales volume of approximately $17 million, primarily related to continued weakness in the commercial, residential and new construction markets, partially offset by the impact of favorable foreign exchange rates of approximately $9 million.

Unilin Segment—Net sales increased $60.0 million, or 5.3%, to $1,188.3 million in 2010 compared to $1,128.3 million in 2009. The increase in net sales was primarily driven by higher sales volume of approximately

$132 million as a result of growth in developing markets, partially offset by the impact of unfavorable foreign exchange rates of approximately $46 million and the net effect of price and product mix of approximately $27 million, as customers traded down to lower priced products.

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

Mohawk Segment—Operating income was $122.9 million (4.3% of segment net sales) in 2010 reflecting an increase of $248.9 million compared to operating loss of $126.0 million in 2009. Operating loss for 2009 includes a carpet sales allowance and inventory write-off of $133.5 million. For 2010, operating income was favorably impacted by approximately $101 million as a result of lower selling, general and administrative expenses and various restructuring actions and cost savings initiatives implemented by the Company, the net effect of price and product mix of approximately $66 million and lower restructuring charges of approximately $19 million, partially offset by higher manufacturing costs, primarily raw materials, of approximately $25 million and lower sales volume of approximately $45 million.

Dal-Tile Segment—Operating income was $97.3 million (7.1% of segment net sales) in 2010 reflecting an increase of $13.2 million, or 15.7%, compared to operating income of $84.2 million (5.9% of segment net sales) for 2009. The increase was primarily driven by the favorable impact of approximately $20 million as a result of lower selling, general and administrative expenses and various restructuring actions and cost savings initiatives implemented by the Company, lower restructuring charges of approximately $16 million and lower manufacturing expenses of approximately $4 million, partially offset by the net effect of price and product mix of approximately $28 million.

Unilin Segment—Operating income was $114.3 million (9.6% of segment net sales) in 2010 reflecting an increase of $8.3 million, or 7.9%, compared to operating income of $106.0 million (9.4% of segment net sales) for 2009. The increase was primarily driven by higher sales volume of approximately $42 million, lower restructuring charges of approximately $14 million and lower selling, general and administrative expenses of approximately $5 million, offset by higher manufacturing costs, primarily raw materials, of approximately $36 million, the net effect of price and product mix of approximately $10 million and unfavorable foreign exchange rates of approximately $6 million.

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

Other expense (income)

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

Income tax expense (benefit)

For 2010, the Company recorded an income tax expense of $2.7 million on earnings before income taxes of $192.6 million compared to a benefit of $76.7 million on loss before income taxes of $77.7 million for 2009. The 2010 effective tax rate of 1.4% is primarily due to the favorable geographic dispersion of profits and losses resulting in a tax benefit of approximately $21 million, a tax benefit of approximately $30 million related to the settlement of certain income tax contingencies in Europe, and a decrease in valuation allowance of approximately $17 million related to European deferred tax assets. The 2009 effective tax rate of 98.7% was the result of the geographic dispersion of profits and losses resulting in a tax benefit of approximately $13 million, a permanent tax benefit in Europe on notional interest of approximately $56 million, offset by an increase to the Company’s valuation allowance and tax contingencies of approximately $19 million.

Liquidity and Capital Resources

The Company’s primary capital requirements are for working capital, capital expenditures and acquisitions. The Company’s capital needs are met primarily through a combination of internally generated funds, bank credit lines and credit terms from suppliers.

Cash flows provided by operating activities for 2011 were $301.0 million compared to $319.7 million for 2010. The decrease in cash provided by operating activities for 2011 as compared to 2010 is primarily attributable to the 2010 tax refunds, the timing of receipts and customer mix changes in receivables and timing of disbursements.

Net cash used in investing activities for 2011 was $299.7 million compared to $231.5 million for 2010. The increase in investing activities primarily relates to higher capital expenditures related to additional carpet extrusion capacity and expanding the Company’s international manufacturing capabilities, partially offset by lower acquisition expenditures in 2011. Capital spending during 2012, excluding acquisition expenditures, is expected to range from approximately $225 million to $245 million and is intended to be used primarily to purchase equipment, add geographic capacity and to streamline manufacturing capabilities.

Net cash used in financing activities for 2011 was $33.1 million compared to $255.2 million for 2010. The change in cash used in financing activities as compared to 2010 is primarily attributable to lower debt repayments, net of borrowings and restricted cash, and the change in outstanding checks.

On July 8, 2011, the Company entered into a five-year, senior, secured revolving credit facility (the “Senior Credit Facility”) and terminated its four-year $600.0 million, senior, secured revolving credit facility (the “ABL Facility”), which was originally set to mature on September 2, 2013. No early termination penalties were incurred as a result of the termination. The Senior Credit Facility provides for a maximum of $900.0 million of revolving credit, including limited amounts of credit in the form of letters of credit and swingline loans. The Company paid financing costs of $8.3 million in connection with its Senior Credit Facility. These costs were deferred and, along with unamortized costs of $12.3 million related to the Company’s ABL Facility are being amortized over the term of the Senior Credit Facility. In addition, the Company expensed $1.1 million of deferred financing costs related to the termination of its ABL Facility.

The Senior Credit Facility is scheduled to mature on July 8, 2016. The Company can terminate and prepay the Senior Credit Facility at any time without payment of any termination or prepayment penalty (other than customary breakage costs in respect of loans bearing interest at a rate based on LIBOR).

At the Company’s election, revolving loans under the Senior Credit Facility bear interest at annual rates equal to either (a) LIBOR for 1-, 2-, 3- or 6- month periods, as selected by the Company, plus an applicable margin ranging between 1.25% and 2.0%, or (b) the higher of the Bank of America, N.A. prime rate, the Federal Funds rate plus 0.5%, and a monthly LIBOR rate plus 1.0%, plus an applicable margin ranging between 0.25% and 1.0%. The Company also pays a commitment fee to the Lenders under the Senior Credit Facility on the average amount by which the aggregate commitments of the Lenders’ exceeds utilization of the Senior Credit Facility ranging from 0.25% to 0.4% per annum. The applicable margin and the commitment fee are determined based on the Company’s Consolidated Net Leverage Ratio (with applicable margins and the commitment fee increasing as the ratio increases).

All obligations of the Company and the other borrowers under the Senior Credit Facility are required to be guaranteed by all of the Company’s material domestic subsidiaries and all obligations of borrowers that are foreign subsidiaries are guaranteed by those foreign subsidiaries of the Company which the Company designates as guarantors. All obligations under the Senior Credit Facility, and the guarantees of those obligations, are secured by a security interest in domestic accounts receivable and inventories, certain shares of capital stock (or equivalent ownership interests) of the domestic borrowers’ and domestic guarantors’ subsidiaries, and proceeds of any of the foregoing. The amount of the obligations under the Senior Credit Facility secured by such shares of capital stock and equivalent ownership interests is limited to the lesser of (i) the aggregate amount permitted to be secured under the Company’s Indenture dated as of April 2, 2002 without requiring the notes issued under that Indenture to be secured equally and ratably by such shares of capital stock and equivalent ownership interests and (ii) the aggregate amount permitted to be secured under the Company’s Indenture dated as of January 9, 2006 (as supplemented by that first supplemental indenture dated as of January 17, 2006) without requiring the notes issued under that Indenture to be secured equally and ratably by such shares of capital stock and equivalent ownership interests.

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

The Senior Credit Facility includes certain affirmative and negative covenants that impose restrictions on the Company’s financial and business operations, including limitations on liens, indebtedness, investments, fundamental changes, asset dispositions, dividends and other similar restricted payments, transactions with affiliates, payments and modifications of certain existing debt, future negative pledges, and changes in the nature of the Company’s business. Many of these limitations are subject to numerous exceptions. The Company is also required to maintain a Consolidated Interest Coverage Ratio of at least 3.0 to 1.0 and a Consolidated Net Leverage Ratio of no more than 3.75 to 1.0, each as of the last day of any fiscal quarter, as defined in the Senior Credit Facility. The Senior Credit Facility also contains customary representations and warranties and events of default, subject to customary grace periods.

As of December 31, 2011, the amount utilized under the Senior Credit Facility was $395.3 million resulting in a total of $504.7 million available under the Senior Credit Facility. The amount utilized included $298.0 million of borrowings, $46.8 million of standby letters of credit guaranteeing the Company’s industrial revenue bonds and $50.5 million of standby letters of credit related to various insurance contracts and foreign vendor commitments.

On January 20, 2012, the Company entered into an amendment to the Senior Credit Facility that provides for an incremental term loan facility in the aggregate principal amount of $150.0 million. The incremental term loan facility provides for eight scheduled quarterly principal payments of $1.875 million, with the first such payment due on June 30, 2012, followed by four scheduled quarterly principal payments of $3.750 million, with all remaining quarterly principal payments of $5.625 million prior to maturity.

On January 17, 2006, the Company issued $900.0 million aggregate principal amount of 6.125% notes due 2016. Interest payable on these notes is subject to adjustment if either Moody’s or S&P, or both, downgrades the rating assigned to the notes. Each rating agency downgrade results in a 0.25% increase in the interest rate, subject to a maximum increase of 1% per rating agency. If later the rating of these notes improves, then the interest rates would be reduced accordingly. Each 0.25% increase in the interest rate of these notes would increase the Company’s interest expense by approximately $0.1 million per quarter per $100 million of outstanding notes. Currently, the interest rates have been increased by an aggregate amount of 0.75% as a result of downgrades by Moody’s and S&P during 2009. Additional downgrades in the Company’s credit ratings could further increase the cost of its existing credit and adversely affect the cost of and ability to obtain additional credit in the future.

On April 12, 2010, the Company purchased for cash approximately $200 million aggregate principal amount of its outstanding 5.75% senior notes due January 15, 2011 at a price equal to 103.5% of the principal amount, which resulted in a premium to tendering noteholders of approximately $7 million. In connection with the extinguishment, the Company paid approximately $0.5 million in fees and accelerated the remaining deferred financing costs incurred in the original issuance of the notes that were purchased by the Company. The premium and fees associated with the cash tender are included in interest expense on the 2010 consolidated statement of operations. On October 14, 2010, the Company deposited $27.9 million of cash in a restricted account under the control of the Administrative Agent and reserved $280.0 million on the ABL Facility to repay the remaining amount outstanding of the 5.75% senior notes due January 15, 2011, which actions were determined by the Administrative Agent to adequately reserve (for purposes of the ABL Facility) for the repayment of such notes. During the first quarter of 2011, the Company repaid the 5.75% senior notes due January 15, 2011 at maturity, using approximately $170 million of available cash and borrowings of approximately $138 million under the ABL Facility.

In 2002, the Company issued $400.0 million aggregate principal amount of its senior 7.20% notes due April 15, 2012. During 2011, the Company repurchased $63.7 million of its senior 7.20% notes, at an average price equal to 102.72% of the principal amount. The Company believes it will have sufficient cash and cash equivalents and unutilized borrowings availability under the Senior Credit Facility or through new public and/or private debt offerings to repay the senior notes, when due. However, there can be no assurances that the Company will be able to complete new public and/or private debt offerings, if necessary, to repay the senior notes prior to the April 15, 2012 maturity date.

As of December 31, 2011, the Company had invested cash of $266.5 million in money market AAA rated cash investments of which $260.0 million was in Europe. While the Company’s plans are to permanently reinvest, the estimated cost of repatriation for the cash invested in Europe would be approximately $91.0 million. The Company believes that its cash and cash equivalents on hand, cash generated from operations and availability under its Senior Credit Facility will be sufficient to meet its capital expenditure, working capital and debt servicing requirements over the next twelve months.

The Company may continue, from time to time, to retire its outstanding debt through cash purchases in the open market, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amount involved may be material.

The Company’s Board of Directors has authorized the repurchase of up to 15 million shares of the Company’s outstanding common stock. Since the inception of the program in 1999, a total of approximately 11.5 million shares have been repurchased at an aggregate cost of approximately $334.7 million. All of these repurchases have been financed through the Company’s operations and banking arrangements. No shares were repurchased during 2011, 2010 or 2009.

In the first quarter of 2012, the Company intends to remit payment of €26.5 million to the Belgian tax authority using European cash available.

Contractual obligations

The following is a summary of the Company’s future minimum payments under contractual obligations as of December 31, 2011 (in millions):

	Total	2012	2013	2014	2015	2016	Thereafter
Recorded Contractual Obligations:
Long-term debt, including current maturities and capital leases	$1,586.5	386.3	0.8	0.6	0.3	1,198.2	0.3
Unrecorded Contractual Obligations:
Interest payments on long-term debt and capital leases (1)	298.6	78.3	71.1	71.0	71.0	7.2	—
Operating leases	325.1	90.4	71.2	60.3	46.5	24.6	32.1
Purchase commitments (2)	200.5	77.0	66.7	32.3	24.5	—	—
Expected pension contributions (3)	1.9	1.9	—	—	—	—	—
Uncertain tax positions (4)	6.5	6.5	—	—	—	—	—
Guarantees	15.0	8.6	3.2	3.2	—	—	—

	847.6	262.7	212.2	166.8	142.0	31.8	32.1

Total	$2,434.1	649.0	213.0	167.4	142.3	1,230.0	32.4

(1)	For fixed rate debt, the Company calculated interest based on the applicable rates and payment dates. For variable rate debt, the Company estimated average outstanding balances for the respective periods and applied interest rates in effect as of December 31, 2011 to these balances.
(2)	Includes commitments for natural gas, electricity and raw material purchases.
(3)	Includes the estimated pension contributions for 2012 only, as the Company is unable to estimate the pension contributions beyond 2012. The Company’s projected benefit obligation and plan assets as of December 31, 2011 were $29.2 million and $26.1 million, respectively. The projected benefit obligation liability has not been presented in the table above due to uncertainty as to amounts and timing regarding future payments.
(4)	Excludes $47.6 million of non-current accrued income tax liabilities and related interest and penalties for uncertain tax positions. These liabilities have not been presented in the table above due to uncertainty as to amounts and timing regarding future payments.

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

•

Accounts receivable and revenue recognition. Revenues are recognized when there is persuasive evidence of an arrangement, delivery has occurred, the price has been fixed or is determinable, and collectability can be reasonably assured. The Company provides allowances for expected cash discounts, sales allowances, returns, claims and doubtful accounts based upon historical bad debt and claims experience and periodic evaluation of specific customer accounts and the aging of accounts receivable. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. A 10% change in the Company’s allowance for discounts, returns, claims and doubtful accounts would have affected net earnings by approximately $3 million for the year ended December 31, 2011.

•

Inventories are stated at the lower of cost or market (net realizable value). Cost has been determined using the first-in first-out method (“FIFO”). Costs included in inventory include raw materials, direct and indirect labor and employee benefits, depreciation, general manufacturing overhead and various other costs of manufacturing. Market, with respect to all inventories, is replacement cost or net realizable value. Inventories on hand are compared against anticipated future usage, which is a function of historical usage, anticipated future selling price, expected sales below cost, excessive quantities and an evaluation for obsolescence. Actual results could differ from assumptions used to value obsolete inventory, excessive inventory or inventory expected to be sold below cost and additional reserves may be required. A 10% change in the Company’s reserve for excess or obsolete inventory would have affected net earnings by approximately $4 million for the year ended December 31, 2011.

•

Goodwill and other intangibles. Goodwill is tested annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. The Company considers the relationship between its market capitalization and its book value, among other factors, when reviewing for indicators of impairment. The goodwill impairment tests are based on determining the fair value of the specified reporting units based on management judgments and assumptions using the discounted cash flows and comparable company market valuation approaches. The Company has identified Mohawk, Dal-Tile, Unilin Flooring, Unilin Chipboard and Melamine, and Unilin Roofing as its reporting units for the purposes of allocating goodwill and intangibles as well as assessing impairments. The valuation approaches are subject to key judgments and assumptions that are sensitive to change such as judgments and assumptions about appropriate sales growth rates, operating margins, weighted average cost of capital (“WACC”), and comparable company market multiples. When developing these key judgments and assumptions, the Company considers economic, operational and market conditions that could impact the fair value of the reporting unit. However, estimates are inherently uncertain and represent only management’s reasonable expectations regarding future developments. These estimates and the judgments and assumptions upon which the estimates are based will, in all likelihood, differ in some respects from actual future results. Should a significant or prolonged deterioration in economic conditions occur, such as declines in spending for new construction, remodeling and replacement activities; the inability to pass increases in the costs of raw materials and fuel on to customers; or a decline in comparable company market multiples, then key judgments and assumptions could be impacted. Generally, a decline in estimated after tax cash flows of more than 15% or a more than 10% increase in WACC or a significant or prolonged decline in market capitalization could result in an additional indication of impairment.

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

The impairment evaluation for indefinite lived intangible assets, which for the Company are its trademarks, is conducted during the fourth quarter of each year, or more frequently if events or changes in circumstances indicate that an asset might be impaired. The determination of fair value used in the impairment evaluation is based on discounted estimates of future sales projections attributable to ownership of the trademarks. Significant judgments inherent in this analysis include assumptions about appropriate sales growth rates, royalty rates, WACC and the amount of expected future cash flows. The judgments and assumptions used in the estimate of fair value are generally consistent with past performance and are also consistent with the projections and assumptions that are used in operating plans. Such assumptions are subject to change as a result of changing economic and competitive conditions. The determination of fair value is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of the trademarks. Estimated cash flows are sensitive to changes in the economy among other things.

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

The Company conducted its annual assessment of goodwill and indefinite lived intangibles in the fourth quarter and no impairment was indicated for 2011.

•

Income taxes. The Company’s effective tax rate is based on its income, statutory tax rates and tax planning opportunities available in the jurisdictions in which it operates. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining the Company’s tax expense and in evaluating the Company’s tax positions. Deferred tax assets represent amounts available to reduce income taxes payable on taxable income in a future period. The Company evaluates the recoverability of these future tax benefits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income inherently rely on estimates, including business forecasts and other projections of financial results over an extended period of time. In the event that the Company is not able to realize all or a portion of its deferred tax assets in the future, a valuation allowance is provided. The Company would recognize such amounts through a charge to income in the period in which that determination is made or when tax law changes are enacted. The Company had valuation allowances of $334.2 million in 2011, $325.1 million in 2010 and $365.9 million in 2009. For further information regarding the Company’s valuation allowances, see Note 13 to the consolidated financial statements.

In the ordinary course of business there is inherent uncertainty in quantifying the Company’s income tax positions. The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon the Company’s evaluation of the facts, circumstances and information available as of the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information, as required by the provisions of the Financial Accounting Standards Board (“FASB”) FASB Accounting Standards Codification Topic 740 (“ASC 740-10”). For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the consolidated financial statements. As of December 31, 2011, the Company has $46.1 million accrued for uncertain tax positions. For further information regarding the Company’s uncertain tax positions, see Note 13 to the consolidated financial statements.

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income (Topic 220)—Presentation of Comprehensive Income” (“ASU 2011-05”). This update requires that the components of net income, the components of other comprehensive income and the total of comprehensive income be presented as a single continuous financial statement or in two separate but consecutive statements. The option of presenting other comprehensive income in the statement of stockholders’ equity is eliminated. This update also requires the presentation on the face of the financial statements of reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. In November 2011, the FASB issued ASU 2011-12 that defers the effective date of the requirement to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income. The deferral is temporary until the Board reconsiders the operational concerns and needs of financial statement users. The Board has not yet established a timetable for its reconsideration. The requirements to present other comprehensive income in a continuous statement or two consecutive statements and other requirements of ASU 2011-05, as amended by ASU 2011-12, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

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

The Company’s market risk is impacted by changes in foreign currency exchange rates, interest rates and certain commodity prices. Financial exposures to these risks are monitored as an integral part of the Company’s risk management program, which seeks to reduce the potentially adverse effect that the volatility of these markets may have on its operating results. From time to time, the Company enters into derivative contracts to manage these risks. The Company does not regularly engage in speculative transactions, nor does it regularly hold or issue financial instruments for trading purposes. The Company did not have any derivative contracts outstanding as of December 31, 2011 and 2010. As of December 31, 2011, approximately 78% of the Company’s debt portfolio was comprised of fixed-rate debt and 22% was floating-rate debt. A 1.0 percentage point change in the interest rate of the floating-rate debt would not have a material impact on the Company’s results of operations.

Item 8.	Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Mohawk Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Mohawk Industries, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mohawk Industries, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mohawk Industries, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Atlanta, Georgia

February 29, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Mohawk Industries, Inc.:

We have audited Mohawk Industries, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Mohawk Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, as set forth in Item 9A. of Mohawk Industries, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Mohawk Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mohawk Industries, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 29, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Atlanta, Georgia

February 29, 2012

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2011 and 2010

	2011	2010
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$311,945	354,217
Restricted cash	—	27,954
Receivables, net	686,165	614,473
Inventories	1,113,630	1,007,503
Prepaid expenses	112,779	91,731
Deferred income taxes	150,910	133,304
Other current assets	22,735	19,431

Total current assets	2,398,164	2,248,613
Property, plant and equipment, net	1,712,154	1,687,124
Goodwill	1,375,175	1,369,394
Tradenames	450,432	456,890
Other intangible assets, net	154,668	220,237
Deferred income taxes and other non-current assets	115,635	116,668

	$6,206,228	6,098,926

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$386,255	350,588
Accounts payable and accrued expenses	715,091	698,326

Total current liabilities	1,101,346	1,048,914
Deferred income taxes	355,653	346,503
Long-term debt, less current portion	1,200,184	1,302,994
Other long-term liabilities	99,537	93,518

Total liabilities	2,756,720	2,791,929

Commitments and contingencies (Notes 7 and 14)
Redeemable noncontrolling interest	33,723	35,441
Stockholders’ equity:
Preferred stock, $.01 par value; 60 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 150,000 shares authorized; 79,815 and 79,666 shares issued in 2011 and 2010, respectively	798	797
Additional paid-in capital	1,248,131	1,235,445
Retained earnings	2,354,765	2,180,843
Accumulated other comprehensive income, net	135,639	178,097

	3,739,333	3,595,182
Less treasury stock at cost; 11,034 and 11,037 shares in 2011 and 2010, respectively	323,548	323,626

Total stockholders’ equity	3,415,785	3,271,556

	$6,206,228	6,098,926

See accompanying notes to consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	(In thousands, except per share data)
Net sales	$5,642,258	5,319,072	5,344,024
Cost of sales	4,225,379	3,916,472	4,111,794

Gross profit	1,416,879	1,402,600	1,232,230
Selling, general and administrative expenses	1,101,337	1,088,431	1,188,500

Operating income	315,542	314,169	43,730
Interest expense	101,617	133,151	127,031
Other expense (income)	14,051	(11,630)	(5,588)

Earnings (loss) before income taxes	199,874	192,648	(77,713)
Income tax expense (benefit)	21,649	2,713	(76,694)

Net earnings (loss)	178,225	189,935	(1,019)
Less: Net earnings attributable to noncontrolling interest	4,303	4,464	4,480

Net earnings (loss) attributable to Mohawk Industries, Inc.	$173,922	185,471	(5,499)

Basic earnings (loss) per share attributable to Mohawk Industries, Inc.	$2.53	2.66	(0.08)

Diluted earnings (loss) per share attributable to Mohawk Industries, Inc.	$2.52	2.65	(0.08)

See accompanying notes to consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

Years Ended December 31, 2011, 2010 and 2009

		Total Stockholders’ Equity
	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Total Stockholders’ Equity
		Shares	Amount				Shares	Amount
	(In thousands)
Balances at December 31, 2008	$31,130	79,461	$795	$1,217,903	$2,004,115	$254,535	(11,040)	$(323,545)	$3,153,803
Shares issued under employee and director stock plans	—	57	—	642	—	—	6	184	826
Stock-based compensation expense	—	—	—	9,653	—	—	—	—	9,653
Tax deficit from stock-based compensation	—	—	—	(342)	—	—	—	—	(342)
Distribution to noncontrolling interest	(2,151)	—	—	—	—	—	—	—	—
Noncontrolling earnings	4,480	—	—	—	—	—	—	—	—
Comprehensive income:
Currency translation adjustment	—	—	—	—	—	36,089	—	—	36,089
Unrealized loss on hedge instruments net of taxes	—	—	—	—	—	7,207	—	—	7,207
Pension prior service cost and actuarial gain or loss	—	—	—	—	—	(914)	—	—	(914)
Net loss	—	—	—	—	(5,499)	—	—	—	(5,499)

Total comprehensive income									36,883

Balances at December 31, 2009	33,459	79,518	795	1,227,856	1,998,616	296,917	(11,034)	(323,361)	3,200,823
Shares issued under employee and director stock plans	—	148	2	1,685	—	—	(3)	(265)	1,422
Stock-based compensation expense	—	—	—	6,888	—	—	—	—	6,888
Tax deficit from stock-based compensation	—	—	—	(984)	—	—	—	—	(984)
Distribution to noncontrolling interest, net of adjustments	(5,726)	—	—	—	—	—	—	—	—
Noncontrolling earnings	4,464	—	—	—	—	—	—	—	—
Accretion of redeemable noncontrolling interest	3,244	—	—	—	(3,244)	—	—	—	(3,244)
Comprehensive income:
Currency translation adjustment	—	—	—	—	—	(119,200)	—	—	(119,200)
Pension prior service cost and actuarial gain or loss	—	—	—	—	—	380	—	—	380
Net income	—	—	—	—	185,471	—	—	—	185,471

Total comprehensive income									66,651

Balances at December 31, 2010	35,441	79,666	797	1,235,445	2,180,843	178,097	(11,037)	(323,626)	3,271,556
Shares issued under employee and director stock plans	—	149	1	2,543	—	—	3	78	2,622
Stock-based compensation expense	—	—	—	10,159	—	—	—	—	10,159
Tax deficit from stock-based compensation	—	—	—	(16)	—	—	—	—	(16)
Distribution to noncontrolling interest, net of adjustments	(4,764)	—	—	—	—	—	—	—	—
Retained distribution noncontrolling interest	(1,257)	—	—	—		—	—	—	—
Noncontrolling earnings	4,303	—	—	—	—	—	—	—	—
Comprehensive income:
Currency translation adjustment	—	—	—	—	—	(42,006)	—	—	(42,006)
Pension prior service cost and actuarial gain or loss	—	—	—	—	—	(452)	—	—	(452)
Net income	—	—	—	—	173,922	—	—	—	173,922

Total comprehensive income									131,464

Balances at December 31, 2011	$33,723	79,815	$798	$1,248,131	$2,354,765	$135,639	(11,034)	$(323,548)	$3,415,785

See accompanying notes to consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	(In thousands)
Cash flows from operating activities:
Net earnings (loss)	$178,225	189,935	(1,019)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Restructuring	23,209	12,341	57,412
Depreciation and amortization	297,734	296,773	303,004
Deferred income taxes	(4,616)	(21,279)	(20,579)
Loss on extinguishment of debt	1,116	7,514	—
Loss (gain) on disposal of property, plant and equipment	(1,273)	(4,975)	1,481
Tax deficit from stock-based compensation	—	—	342
Stock-based compensation expense	10,159	6,888	9,653
Other	(1,257)	—	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	(85,391)	(12,273)	102,799
Income tax receivable	1,631	68,740	(72,515)
Inventories	(100,205)	(118,903)	276,169
Accounts payable and accrued expenses	(11,124)	(86,947)	11,510
Other assets and prepaid expenses	(12,434)	(11,791)	17,320
Other liabilities	5,219	(6,311)	(13,372)

Net cash provided by operating activities	300,993	319,712	672,205

Cash flows from investing activities:
Additions to property, plant and equipment	(275,573)	(156,180)	(108,925)
Proceeds from insurance claim	—	4,615	—
Acquisitions, net of cash acquired	(24,097)	(79,917)	(5,924)

Net cash used in investing activities	(299,670)	(231,482)	(114,849)

Cash flows from financing activities:
Payments on revolving line of credit	(1,431,349)	—	(412,666)
Proceeds from revolving line of credit	1,729,349	—	349,571
Repayment of senior notes	(368,478)	(199,992)	—
Net change in asset securitization borrowings	—	—	(47,000)
Borrowings (payments) on term loan and other debt	2,806	(812)	6,537
Debt issuance costs	(8,285)	—	(23,714)
Debt extinguishment costs	(1,734)	(7,514)	—
Distribution to noncontrolling interest	(4,764)	(3,472)	(4,402)
Change in restricted cash	27,954	(27,954)	—
Tax deficit from stock-based compensation	—	—	(342)
Change in outstanding checks in excess of cash	17,590	(17,900)	5,288
Proceeds from stock transactions	3,787	2,445	884

Net cash used in financing activities	(33,124)	(255,199)	(125,844)

Effect of exchange rate changes on cash and cash equivalents	(10,471)	(10,272)	6,427

Net change in cash and cash equivalents	(42,272)	(177,241)	437,939
Cash and cash equivalents, beginning of year	354,217	531,458	93,519

Cash and cash equivalents, end of year	$311,945	354,217	531,458

See accompanying notes to consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2011, 2010 and 2009

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

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

(b) Cash and Cash Equivalents and Restricted Cash

The Company considers investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2011, the Company had invested cash of $266,488 in money market AAA rated cash investments of which $6,497 was in North America and Mexico and $259,991 was in Europe. As of December 31, 2010, the Company had restricted cash of $27,954.

(c) Accounts Receivable and Revenue Recognition

The Company is principally a carpet, rugs, ceramic tile, laminate and hardwood flooring manufacturer and sells carpet, rugs, ceramic tile, natural stone, hardwood, resilient and laminate flooring products in the U.S. principally for residential and commercial use. In addition, the Company manufactures laminate and sells carpet, rugs, hardwood and laminate flooring products in Europe principally for residential and commercial use. The Company grants credit to customers, most of whom are retail-flooring dealers, home centers and commercial end users, under credit terms that the Company believes are customary in the industry.

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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

(f) Goodwill and Other Intangible Assets

In accordance with the provisions of ASC 350, formerly Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” the Company tests goodwill and other intangible assets with indefinite lives for impairment on an annual basis in the fourth quarter (or on an interim basis if an event occurs that might reduce the fair value of the reporting unit below its carrying value). The Company considers the relationship between its market capitalization and its book value, among other factors, when reviewing for indicators of impairment. The goodwill impairment tests are based on determining the fair value of the specified reporting units based on management’s judgments and assumptions using the discounted cash flows and comparable company market valuation approaches. The Company has identified Mohawk, Dal-Tile, Unilin Flooring, Unilin Chipboard and Melamine, and Unilin Roofing as its reporting units for the purposes of allocating goodwill and intangibles as well as assessing impairments. The valuation approaches are subject to key judgments and assumptions that are sensitive to change such as judgments and assumptions about appropriate sales growth rates, operating margins, weighted average cost of capital (“WACC”), and comparable company market multiples.

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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

(g) Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest related to unrecognized tax benefits in interest and penalties in income tax expense (benefit).

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

(i) Advertising Costs and Vendor Consideration

Advertising and promotion expenses are charged to earnings during the period in which they are incurred. Advertising and promotion expenses included in selling, general, and administrative expenses were $35,847 in 2011, $38,553 in 2010 and $43,752 in 2009.

Vendor consideration, generally cash, is classified as a reduction of net sales, unless specific criteria are met regarding goods or services that the vendor may receive in return for this consideration. The Company makes various payments to customers, including slotting fees, advertising allowances, buy-downs and co-op advertising. All of these payments reduce gross sales with the exception of co-op advertising. Co-op advertising is classified as a selling, general and administrative expense in accordance with ASC 605-50. Co-op advertising expenses, a component of advertising and promotion expenses, were $3,520 in 2011, $4,660 in 2010 and $3,809 in 2009.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(j) Product Warranties

The Company warrants certain qualitative attributes of its flooring products. The Company has recorded a provision for estimated warranty and related costs, based on historical experience and periodically adjusts these provisions to reflect actual experience.

(k) Impairment of Long-Lived Assets

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

Dilutive common stock options are included in the diluted EPS calculation using the treasury stock method. Common stock options and unvested restricted shares (units) that were not included in the diluted EPS computation because the price was greater than the average market price of the common shares for the periods presented were 1,180, 1,203 and 1,413 for 2011, 2010 and 2009, respectively. For 2009, all outstanding common stock options to purchase common shares and unvested restricted shares (units) were excluded from the calculation of diluted loss per share because their effect on net loss per common share was anti-dilutive.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Computations of basic and diluted earnings (loss) per share are presented in the following table:

	2011	2010	2009
Net earnings (loss) attributable to Mohawk Industries, Inc.	$173,922	185,471	(5,499)
Accretion of redeemable noncontrolling interest (1)	—	(3,244)	—

Net earnings (loss) available to common stockholders	$173,922	182,227	(5,499)

Weighted-average common shares outstanding-basic and diluted:
Weighted-average common shares outstanding - basic	68,736	68,578	68,452
Add weighted-average dilutive potential common shares - options and RSU’s to purchase common shares, net	228	206	—

Weighted-average common shares outstanding-diluted	68,964	68,784	68,452

Basic earnings (loss) per share attributable to Mohawk Industries, Inc.	$2.53	2.66	(0.08)

Diluted earnings (loss) per share attributable to Mohawk Industries, Inc.	$2.52	2.65	(0.08)

(1)	Amount represents the adjustment to fair value of a redeemable noncontrolling interest in a consolidated subsidiary of the Company.

(n) Stock-Based Compensation

The Company recognizes compensation expense for all share-based payments granted based on the grant-date fair value estimated in accordance with ASC 718-10, formerly SFAS No 123R, “Stock Compensation”. Compensation expense is generally recognized on a straight-line basis over the award’s estimated lives for fixed awards with ratable vesting provisions.

(o) Comprehensive Income

Comprehensive income includes foreign currency translation of assets and liabilities of foreign subsidiaries, effects of exchange rate changes on intercompany balances of a long-term nature and pensions. The Company does not provide income taxes on currency translation adjustments, as earnings from foreign subsidiaries are considered to be indefinitely reinvested.

Amounts recorded in accumulated other comprehensive income on the Consolidated Statements of Equity and Comprehensive Income for the years ended December 31, 2011, 2010 and 2009 are as follows:

	Foreign translation adjustment	Pensions	Total
December 31, 2009	$296,182	735	296,917
2010 activity	(119,200)	380	(118,820)

December 31, 2010	176,982	1,115	178,097
2011 activity	(42,006)	(452)	(42,458)

December 31, 2011	$134,976	663	135,639

The Company identified and corrected an immaterial error in its 2010 Consolidated Statement of Stockholders’ Equity and Comprehensive Income. The error related to the classification of accretion for the redemption feature of the redeemable noncontrolling interest within comprehensive income. The error previously resulted in an understatement of comprehensive income of $3,244 in 2010.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(p) Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income (Topic 220)—Presentation of Comprehensive Income” (“ASU 2011-05”). This update requires that the components of net income, the components of other comprehensive income and the total of comprehensive income be presented as a single continuous financial statement or in two separate but consecutive statements. The option of presenting other comprehensive income in the statement of stockholders’ equity is eliminated. This update also requires the presentation on the face of the financial statements of reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. In November 2011, the FASB issued ASU 2011-12 that defers the effective date of the requirement to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income. The deferral is temporary until the Board reconsiders the operational concerns and needs of financial statement users. The Board has not yet established a timetable for its reconsideration. The requirements to present other comprehensive income in a continuous statement or two consecutive statements and other requirements of ASU 2011-05, as amended by ASU 2011-12, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

(q) Fiscal Year

The Company ends its fiscal year on December 31. Each of the first three quarters in the fiscal year ends on the Saturday nearest the calendar quarter end.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(2) Acquisitions

The Company acquired a 34% equity investment in a leading manufacturer and distributor of ceramic tile in China in the Dal-Tile segment for $79,917 in 2010. The Company acquired Australian and United Kingdom distribution businesses in the Unilin segment for $24,097 and $5,604 in 2011 and 2009, respectively.

(3) Receivables

	December 31, 2011	December 31, 2010
Customers, trade	$696,856	621,539
Income tax receivable	1,703	11,027
Other	31,311	27,662

	729,870	660,228
Less allowance for discounts, returns, claims and doubtful accounts	43,705	45,755

Receivables, net	$686,165	614,473

The following table reflects the activity of allowances for discounts, returns, claims and doubtful accounts for the years ended December 31:

	Balance at beginning of year	Additions charged to costs and expenses	Deductions(1)	Balance at end of year
2009	$62,378	205,145	204,714	62,809
2010	62,809	170,274	187,328	45,755
2011	45,755	161,073	163,123	43,705

(1)	Represents charge-offs, net of recoveries.

(4) Inventories

The components of inventories are as follows:

	December 31, 2011	December 31, 2010
Finished goods	$670,877	624,082
Work in process	113,311	97,257
Raw materials	329,442	286,164

Total inventories	$1,113,630	1,007,503

(5) Goodwill and Other Intangible Assets

The Company conducted its annual assessment in the fourth quarter of 2011 and determined the fair values of its reporting units exceeded their carrying values. As a result, no impairment was indicated.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the components of intangible assets:

Goodwill:

	Mohawk	Dal-Tile	Unilin	Total
Balances as of December 31, 2009
Goodwill	$199,132	1,186,913	1,352,508	2,738,553
Accumulated impairments losses	(199,132)	(531,930)	(596,363)	(1,327,425)

	—	654,983	756,145	1,411,128

Goodwill recognized during the year	—	—	141	141
Currency translation during the year	—	—	(41,875)	(41,875)
Balances as of December 31, 2010
Goodwill	199,132	1,186,913	1,310,774	2,696,819
Accumulated impairments losses	(199,132)	(531,930)	(596,363)	(1,327,425)

	—	654,983	714,411	1,369,394

Goodwill recognized during the year	—	—	19,066	19,066
Currency translation during the year	—	—	(13,285)	(13,285)
Balances as of December 31, 2011
Goodwill	199,132	1,186,913	1,316,555	2,702,600
Accumulated impairments losses	(199,132)	(531,930)	(596,363)	(1,327,425)

	$—	654,983	720,192	1,375,175

During 2011 and 2010, the Company recorded additional goodwill of $19,066 and $141, respectively, in the Unilin segment related to business acquisitions.

Intangible assets:

Tradenames
Indefinite life assets not subject to amortization:
Balance as of December 31, 2009	$477,607
Currency translation during the year	(20,717)

Balance as of December 31, 2010	456,890
Currency translation during the year	(6,458)

Balance as of December 31, 2011	$450,432

	Customer relationships	Patents	Other	Total
Intangible assets subject to amortization:
Balance as of December 31, 2009	$159,302	147,008	1,425	307,735
Amortization during year	(45,679)	(23,714)	(120)	(69,513)
Currency translation during the year	(7,191)	(10,774)	(20)	(17,985)

Balance as of December 31, 2010	106,432	112,520	1,285	220,237
Intangible assets recognized during the year	5,181	—	—	5,181
Amortization during the year	(47,460)	(22,782)	(122)	(70,364)
Currency translation during the year	805	(1,194)	3	(386)

Balance as of December 31, 2011	$64,958	88,544	1,166	154,668

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31,
	2011	2010	2009
Amortization expense	$70,364	69,513	74,055

Estimated amortization expense for the years ending December 31, are as follows:

2012	$57,898
2013	22,397
2014	20,391
2015	18,137
2016	15,599

(6) Property, Plant and Equipment

Following is a summary of property, plant and equipment:

	December 31, 2011	December 31, 2010
Land	$180,584	186,406
Buildings and improvements	682,395	703,939
Machinery and equipment	2,470,485	2,361,605
Furniture and fixtures	90,963	82,287
Leasehold improvements	54,501	54,156
Construction in progress	160,929	129,999

	3,639,857	3,518,392
Less accumulated depreciation and amortization	1,927,703	1,831,268

Net property, plant and equipment	$1,712,154	1,687,124

Additions to property, plant and equipment included capitalized interest of $6,197, $4,240 and $4,469 in 2011, 2010 and 2009, respectively. Depreciation expense was $220,580, $218,649 and $223,453 for 2011, 2010 and 2009, respectively. Included in the property, plant and equipment are capital leases with a cost of $7,803 and $8,113 and accumulated depreciation of $5,881 and $5,420 as of December 31, 2011 and 2010, respectively.

(7) Long-Term Debt

On September 2, 2009, the Company entered into a $600,000 four-year, senior, secured revolving credit facility (the “ABL Facility”). On July 8, 2011, the Company entered into a $900,000 five-year, senior, secured revolving credit facility (the “Senior Credit Facility”) and terminated the ABL Facility, which was originally set to mature on September 2, 2013. The Company paid financing costs of $8,285 in connection with its Senior Credit Facility. These costs were deferred and, along with unamortized costs of $12,277 related to the Company’s ABL Facility, are being amortized over the term of the Senior Credit Facility. In addition, the Company expensed $1,116 of deferred financing costs related to the termination of its ABL Facility.

On January 20, 2012, the Company entered into an amendment to the Senior Credit Facility that provides for an incremental term loan facility in the aggregate principal amount of $150,000.

ABL Facility

The ABL Facility provided for a maximum of $600,000 of revolving credit, subject to borrowing base availability, including limited amounts of credit in the form of letters of credit and swingline loans. The

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

borrowing base was equal to specified percentages of eligible accounts receivable and inventories of the borrowers under the ABL Facility, which were subject to seasonal variations, less reserves established in good faith by the Administrative Agent under the ABL Facility. All obligations under the ABL Facility, and the guarantees of those obligations, were secured by a security interest in certain accounts receivable, inventories, certain deposit and securities accounts, tax refunds and other personal property (excluding intellectual property) directly relating to, or arising from, and proceeds of any of the foregoing. On June 1, 2010, the Company amended the ABL Facility to, among other things, reduce the applicable interest rate margins on loans and reduce the commitment fees.

At the Company’s election, revolving loans under the ABL Facility bore interest at annual rates equal to either (a) LIBOR for 1, 2, 3 or 6 month periods, as selected by the Company, plus an applicable margin ranging between 2.75% and 3.25%, or (b) the higher of the prime rate, the Federal Funds rate plus 0.5%, or a one-month LIBOR rate, plus an applicable margin ranging between 1.25% and 1.75%. The Company also paid a commitment fee to the lenders under the ABL Facility on the average amount by which the aggregate commitments of the lenders’ exceed utilization of the ABL Facility equal to 0.65% per annum during any quarter that this excess is 50% or more and 0.50% per annum during any quarter that this excess is less than 50%.

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

Senior Credit Facility

The Senior Credit Facility is scheduled to mature on July 8, 2016. The Senior Credit Facility provides for a maximum of $900,000 of revolving credit, including limited amounts of credit in the form of letters of credit and swingline loans. The Company can terminate and prepay the Senior Credit Facility at any time without payment of any termination or prepayment penalty (other than customary breakage costs in respect of loans bearing interest at a rate based on LIBOR).

At the Company’s election, revolving loans under the Senior Credit Facility bear interest at annual rates equal to either (a) LIBOR for 1-, 2-, 3- or 6- month periods, as selected by the Company, plus an applicable margin ranging between 1.25% and 2.0%, or (b) the higher of the Bank of America, N.A. prime rate, the Federal Funds rate plus 0.5%, and a monthly LIBOR rate plus 1.0%, plus an applicable margin ranging between 0.25% and 1.0%. The Company also pays a commitment fee to the lenders under the Senior Credit Facility on the average amount by which the aggregate commitments of the lenders’ exceed utilization of the Senior Credit Facility ranging from 0.25% to 0.4% per annum. The applicable margin and the commitment fee are determined based on the Company’s Consolidated Net Leverage Ratio (with applicable margins and the commitment fee increasing as the ratio increases).

All obligations of the Company and the other borrowers under the Senior Credit Facility are required to be guaranteed by all of the Company’s material domestic subsidiaries and all obligations of borrowers that are foreign subsidiaries are guaranteed by those foreign subsidiaries of the Company which the Company designates as guarantors. All obligations under the Senior Credit Facility, and the guarantees of those obligations, are secured by a security interest in domestic accounts receivable and inventories, certain shares of capital stock (or equivalent ownership interests) of the domestic borrowers’ and domestic guarantors’ subsidiaries, and proceeds

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

of any of the foregoing. The amount of the obligations under the Senior Credit Facility secured by such shares of capital stock and equivalent ownership interests is limited to the lesser of (i) the aggregate amount permitted to be secured under the Company’s Indenture dated as of April 2, 2002, without requiring the notes issued under that Indenture to be secured equally and ratably by such shares of capital stock and equivalent ownership interests and (ii) the aggregate amount permitted to be secured under the Company’s Indenture dated as of January 9, 2006 (as supplemented by that first supplemental indenture dated as of January 17, 2006) without requiring the notes issued under that Indenture to be secured equally and ratably by such shares of capital stock and equivalent ownership interests.

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

The Senior Credit Facility includes certain affirmative and negative covenants that impose restrictions on the Company’s financial and business operations, including limitations on liens, indebtedness, investments, fundamental changes, asset dispositions, dividends and other similar restricted payments, transactions with affiliates, payments and modifications of certain existing debt, future negative pledges, and changes in the nature of the Company’s business. Many of these limitations are subject to numerous exceptions. The Company is also required to maintain a Consolidated Interest Coverage Ratio of at least 3.0 to 1.0 and a Consolidated Net Leverage Ratio of no more than 3.75 to 1.0, each as of the last day of any fiscal quarter, as defined in the Senior Credit Facility. The Senior Credit Facility also contains customary representations and warranties and events of default, subject to customary grace periods.

As of December 31, 2011, the amount utilized under the Senior Credit Facility was $395,336 resulting in a total of $504,664 available under the Senior Credit Facility. The amount utilized included $298,000 of borrowings, $46,796 of standby letters of credit guaranteeing the Company’s industrial revenue bonds and $50,540 of standby letters of credit related to various insurance contracts and foreign vendor commitments.

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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

On April 12, 2010, the Company purchased for cash approximately $200,000 aggregate principal amount of its outstanding 5.75% senior notes due January 15, 2011 at a price equal to 103.5% of the principal amount, which resulted in a premium to tendering noteholders of approximately $7,000. The premium and fees of $514 associated with the cash tender are included in interest expense on the 2010 consolidated statement of operations. On October 14, 2010, the Company deposited $27,942 of cash in a restricted account under the control of the Administrative Agent and reserved $280,000 on the ABL Facility to repay the remaining amount outstanding of the 5.75% senior notes due January 15, 2011, which actions were determined by the Administrative Agent to adequately reserve (for purposes of the ABL Facility) for the repayment of such notes. The Company repaid the 5.75% senior notes due January 15, 2011 at maturity, including accrued interest, using approximately $170,000 of available cash and borrowings of approximately $138,000 under the ABL Facility.

In 2002, the Company issued $400,000 aggregate principal amount of its senior 7.20% notes due April 15, 2012. During 2011, the Company repurchased $63,730 of its senior 7.20% notes, at a price equal to 102.72% of the principal amount.

The fair value and carrying value of the Company’s debt instruments are detailed as follows:

	December 31, 2011		December 31, 2010
	Fair Value	Carrying Value	Fair Value	Carrying Value
5.75% notes, payable January 15, 2011 interest payable semiannually	$—	—	296,459	298,248
7.20% senior notes, payable April 15, 2012 interest payable semiannually	336,606	336,270	422,400	400,000
6.125% notes, payable January 15, 2016 interest payable semiannually	963,900	900,000	963,000	900,000
Five-year senior secured credit facility, due July 8, 2016	298,000	298,000	—	—
Industrial revenue bonds, capital leases and other.	52,169	52,169	55,334	55,334

Total long-term debt	1,650,675	1,586,439	1,737,193	1,653,582
Less current portion	386,591	386,255	348,799	350,588

Long-term debt, less current portion	$1,264,084	1,200,184	1,388,394	1,302,994

The fair values of the Company’s debt instruments were estimated using market observable inputs, including quoted prices in active markets, market indices and interest rate measurements. Within the hierarchy of fair value measurements, these are Level 2 fair values.

The aggregate maturities of long-term debt as of December 31, 2011 are as follows:

2012	$386,255
2013	849
2014	571
2015	262
2016	1,198,245
Thereafter	257

$1,586,439

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(8) Accounts Payable, Accrued Expenses and Deferred Tax Liability

Accounts payable and accrued expenses are as follows:

	December 31, 2011	December 31, 2010
Outstanding checks in excess of cash	$17,590	—
Accounts payable, trade	372,616	353,387
Accrued expenses	154,560	147,595
Product warranties	30,144	37,265
Accrued interest	34,235	45,696
Income taxes payable	—	9,301
Deferred tax liability	8,760	5,089
Accrued compensation and benefits	97,186	99,993

Total accounts payable and accrued expenses.	$715,091	698,326

(9) Product Warranties

The Company warrants certain qualitative attributes of its products for up to 50 years. The Company records a provision for estimated warranty and related costs in accrued expenses, based on historical experience and periodically adjusts these provisions to reflect actual experience.

Product warranties are as follows:

	2011	2010	2009
Balance at beginning of year	$37,265	66,545	56,460
Warranty claims paid during the year	(57,163)	(77,017)	(167,053)
Pre-existing warranty accrual adjustment during the year (1)	4,473	2,261	125,124
Warranty expense during the year	45,569	45,476	52,014

Balance at end of year	$30,144	37,265	66,545

(1)	The higher warranty expense in 2009 relates primarily to certain commercial carpet tiles that were discontinued in early 2009.

(10) Stock-Based Compensation

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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Additional information relating to the Company’s stock option plans follows:

	2011	2010	2009
Options outstanding at beginning of year	1,371	1,481	1,506
Options granted	76	40	76
Options exercised	(82)	(74)	(35)
Options forfeited and expired	(60)	(76)	(66)

Options outstanding at end of year.	1,305	1,371	1,481

Options exercisable at end of year	1,106	1,160	1,165

Option prices per share:
Options granted during the year	$57.34	46.80	28.37

Options exercised during the year	$28.37-63.14	16.66-57.88	16.66-48.50

Options forfeited and expired during the year	$28.37-93.65	22.63-93.65	19.94-93.65

Options outstanding at end of year	$28.37-93.65	28.37-93.65	16.66-93.65

Options exercisable at end of year	$28.37-93.65	28.37-93.65	16.66-93.65

During 2011, 2010 and 2009, a total of 3, 4 and 3 shares, respectively, were awarded to the non-employee directors in lieu of cash for their annual retainers.

In addition, the Company maintains an employee incentive program that awards restricted stock on the attainment of certain service criteria. The outstanding awards related to these programs and related compensation expense was not significant for any of the years ended December 31, 2011, 2010 or 2009.

The Company’s Board of Directors has authorized the repurchase of up to 15,000 shares of the Company’s outstanding common stock. For the year ended December 31, 2011 and December 31, 2009, no shares of the Company’s common stock were purchased. For the year ended December 31, 2010 the Company repurchased approximately 6 shares at an average price of $56.94 in connection with the exercise of stock options under the Company’s 2007 Incentive Plan. Since the inception of the program, a total of approximately 11,518 shares have been repurchased at an aggregate cost of approximately $335,110. All of these repurchases have been financed through the Company’s operations and banking arrangements.

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

	2011	2010	2009
Dividend yield	—	—	—
Risk-free interest rate	2.0%	2.3%	1.7%
Volatility	48.1%	45.2%	35.3%
Expected life (years)	5	5	5

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

A summary of the Company’s options under the 2007 Plan as of December 31, 2011, and changes during the year then ended is presented as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Options outstanding, December 31, 2010	1,371	$71.48
Granted	76	57.34
Exercised	(82)	46.15
Forfeited and expired	(60)	75.16

Options outstanding, December 31, 2011	1,305	72.08	3.6	$3,610

Vested and expected to vest as of December 31, 2011	1,297	$72.16	3.5	$3,565

Exercisable as of December 31, 2011	1,106	$74.89	2.8	$1,968

The weighted-average grant-date fair value of an option granted during 2011, 2010 and 2009 was $25.39, $19.10 and $9.17, respectively. The total intrinsic value of options exercised during the years ended December 31, 2011, 2010, and 2009 was $1,148, $1,714 and $809, respectively. Total compensation expense recognized for the years ended December 31, 2011, 2010 and 2009 was $1,885 ($1,194, net of tax), $2,436 ($1,543, net of tax) and $4,552 ($2,884, net of tax), respectively, which was allocated to selling, general and administrative expenses. The remaining unamortized expense for non-vested compensation expense as of December 31, 2011 was $1,937 with a weighted average remaining life of 1.4 years.

The following table summarizes information about the Company’s stock options outstanding as of December 31, 2011:

	Outstanding			Exercisable
Exercise price range	Number of shares	Average life	Average price	Number of shares	Average price
Under $57.34	267	5.9	$46.40	127	$44.49
$57.88-$73.45	342	1.2	68.32	342	68.32
$73.54-$81.90	226	5.1	76.59	173	77.23
$82.50-$88.00	193	3.3	84.60	193	84.60
$88.33-$88.33	235	3.0	88.33	234	88.33
$89.46-$93.65	42	4.7	93.02	37	92.93

Total	1,305	3.6	$72.08	1,106	$74.89

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

A summary of the Company’s RSUs under the 2007 Plan as of December 31, 2011, and changes during the year then ended is presented as follows:

	Shares	Weighted average price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Restricted Stock Units outstanding, December 31, 2010	404	$47.42
Granted	196	57.34
Released	(91)	49.32
Forfeited	(14)	56.30

Restricted Stock Units outstanding, December 31, 2011	495	50.76	2.8	$29,593

Vested and expected to vest as of December 31, 2011	438	$50.76	2.4	$26,203

The Company recognized stock-based compensation costs related to the issuance of RSU’s of $8,186 ($5,186, net of taxes), $4,262 ($2,700, net of taxes) and $5,009 ($3,173, net of taxes) for the years ended December 31, 2011, 2010 and 2009, respectively, which has been allocated to selling, general and administrative expenses. Pre-tax unrecognized compensation expense for unvested RSU’s granted to employees, net of estimated forfeitures, was $11,394 as of December 31, 2011, and will be recognized as expense over a weighted-average period of approximately 3.4 years.

Additional information relating to the Company’s RSUs under the 2007 Plan is as follows:

	2011	2010	2009
Restricted Stock Units outstanding, January 1	404	359	187
Granted	196	149	204
Released	(91)	(95)	(22)
Forfeited	(14)	(9)	(10)

Restricted Stock Units outstanding, December 31	495	404	359

Vested and expected to vest as of December 31	438	343	317

(11) Employee Benefit Plans

The Company has a 401(k) retirement savings plan (the “Mohawk Plan”) open to substantially all of its employees within the Mohawk segment, Dal-Tile segment and U.S. based employees of the Unilin segment, who have completed 90 days of eligible service. The Company contributes $.50 for every $1.00 of employee contributions up to a maximum of 6% of the employee’s salary based upon each individual participants election. Employee and employer contributions to the Mohawk Plan were $34,595 and $14,541 in 2011, $33,071 and $13,062 in 2010 and $34,838 and $13,822 in 2009, respectively. The Company also made a discretionary contribution to the Mohawk Plan of approximately $1,908 in 2009. The Company discontinued the discretionary match on January 1, 2010.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The Company also has various pension plans covering employees in Belgium, France, and The Netherlands (the “Non-U.S. Plans”) that it acquired with the acquisition of Unilin. Benefits under the Non-U.S. Plans depend on compensation and years of service. The Non-U.S. Plans are funded in accordance with local regulations. The Company uses December 31 as the measurement date for its Non-U.S. Plans.

Components of the net periodic benefit cost of the Non-U.S. Plans are as follows:

	2011	2010	2009
Service cost of benefits earned	$1,708	1,506	1,315
Interest cost on projected benefit obligation	1,400	1,219	1,352
Expected return on plan assets	(1,232)	(1,025)	(1,069)
Amortization of actuarial gain	(26)	4	(322)
Effect of curtailments and settlements	—	—	(200)

Net pension expense	$1,850	1,704	1,076

Assumptions used to determine net periodic pension expense for the Non-U.S. Plans:

	2011	2010
Discount rate	4.75%	5.00%
Expected rate of return on plan assets	4.00%-5.00%	4.00%-5.00%
Rate of compensation increase	0.00%-3.00%	0.00%-3.00%
Underlying inflation rate	2.00%	2.00%

The obligations, plan assets and funding status of the Non-U.S. Plans were as follows:

	2011	2010
Change in benefit obligation:
Projected benefit obligation at end of prior year	$26,977	25,468
Cumulative foreign exchange effect	(876)	(1,850)
Service cost	1,708	1,506
Interest cost	1,400	1,219
Plan participants contributions	763	720
Actuarial loss	455	863
Benefits paid	(1,196)	(949)

Projected benefit obligation at end of year	$29,231	26,977

Change in plan assets:
Fair value of plan assets at end of prior year	$24,108	21,841
Cumulative foreign exchange effect	(594)	(1,599)
Actual return on plan assets	1,203	2,324
Employer contributions	1,825	1,771
Benefits paid	(1,196)	(949)
Plan participant contributions	763	720

Fair value of plan assets at end of year	$26,109	24,108

Funded status of the plans:
Ending funded status	$(3,122)	(2,869)

Net amount recognized in consolidated balance sheets:
Accrued benefit liability (non-current liability)	$(3,122)	(2,869)
Accumulated other comprehensive income	(663)	(1,115)

Net amount recognized	$(3,785)	(3,984)

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The Company’s net amount recognized in other comprehensive income related to actuarial gains (losses) was $(452), $380 and $(914) for the years ended December 31, 2011, 2010 and 2009, respectively.

Assumptions used to determine the projected benefit obligation for the Non-U.S. Plans were as follows:

	2011	2010
Discount rate	4.50%	4.75%
Rate of compensation increase	0.00%-3.00%	0.00%-3.00%
Underlying inflation rate	2.00%	2.00%

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

	Non-U.S. Plans
	December 31, 2011	December 31, 2010
Plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$16,492	17,236
Accumulated benefit obligation	15,496	16,122
Fair value of plan assets	14,703	15,356
Plans with plan assets in excess of accumulated benefit obligations:
Projected benefit obligation	$12,739	9,741
Accumulated benefit obligation	10,687	8,132
Fair value of plan assets	11,406	8,752

Estimated future benefit payments for the Non-U.S. Plans are $967 in 2012, $909 in 2013, $1,080 in 2014, $1,582 in 2015, $1,476 in 2016 and $9,259 in total for 2017-2021.

The Company expects to make cash contributions of $1,866 to the Non-U.S. Plans in 2012.

The fair value of the Non-U.S. Plans investments were estimated using market observable data. Within the hierarchy of fair value measurements, these investments represent Level 2 fair values. The fair value and percentage of each asset category of the total investments held by the plans as of December 31, 2011 and 2010 were as follows:

	2011	2010
Non-U.S. Plans:
Insurance contracts	$26,109	24,108

	2011	2010
Non-U.S. Plans:
Insurance contracts	100.0%	100.0%

The Company’s approach to developing its expected long-term rate of return on pension plan assets combines an analysis of historical investment performance by asset class, the Company’s investment guidelines and current and expected economic fundamentals.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(12) Other Expense (Income)

Following is a summary of other expense (income):

	2011	2010	2009
Foreign currency losses (gains)	$10,423	(2,270)	(5,604)
U.S. customs refund	—	(7,730)	—
All other, net	3,628	(1,630)	16

Total other expense (income)	$14,051	(11,630)	(5,588)

(13) Income Taxes

Following is a summary of earnings (loss) from continuing operations before income taxes for United States and foreign operations:

	2011	2010	2009
United States	$78,224	39,332	(205,737)
Foreign	121,650	153,316	128,024

Earnings (loss) before income taxes	$199,874	192,648	(77,713)

Income tax expense (benefit) for the years ended December 31, 2011, 2010 and 2009 consists of the following:

	2011	2010	2009
Current income taxes:
U.S. federal	$13,957	14,052	(78,051)
State and local	5,118	1,514	1,139
Foreign	7,190	8,426	20,797

Total current	26,265	23,992	(56,115)

Deferred income taxes:
U.S. federal	8,994	(8,578)	18,082
State and local	(3,488)	18,562	(6,931)
Foreign	(10,122)	(31,263)	(31,730)

Total deferred	(4,616)	(21,279)	(20,579)

Total	$21,649	2,713	(76,694)

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Income tax expense (benefit) attributable to earnings (loss) before income taxes differs from the amounts computed by applying the U.S. statutory federal income tax rate to earnings (loss) before income taxes as follows:

	2011	2010	2009
Income taxes at statutory rate	$69,956	67,427	(27,200)
State and local income taxes, net of federal income tax benefit	2,821	2,358	(3,874)
Foreign income taxes	(45,112)	(21,389)	(12,840)
Change in valuation allowance	(2,052)	(17,139)	12,214
Notional interest	—	—	(55,956)
Tax contingencies and audit settlements	(5,911)	(3,447)	9,634
Acquisition related tax contingencies	—	(30,162)	—
Change in statutory tax rate	—	(49)	101
Other, net	1,947	5,114	1,227

	$21,649	2,713	(76,694)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2011 and 2010 are presented below:

	2011	2010
Deferred tax assets:
Accounts receivable	$10,031	12,808
Inventories	39,227	46,981
Accrued expenses and other	90,171	89,549
Deductible state tax and interest benefit	17,224	15,441
Intangibles	136,891	164,945
Federal, foreign and state net operating losses and credits	273,509	201,337

Gross deferred tax assets	567,053	531,061
Valuation allowance	(334,215)	(325,127)

Net deferred tax assets	232,838	205,934

Deferred tax liabilities:
Inventories	(5,270)	(4,358)
Plant and equipment	(294,960)	(269,340)
Intangibles	(137,888)	(144,120)
Other liabilities	(6,401)	(5,338)

Gross deferred tax liabilities	(444,519)	(423,156)

Net deferred tax liability (1)	$(211,681)	(217,222)

(1)	This amount includes $1,822 and $1,066 of non-current deferred tax assets which are in deferred income taxes and other non-current assets and $8,760 and $5,089 current deferred tax liabilities which are included in accounts payable and accrued expenses in the consolidated balance sheets as of December 31, 2011 and 2010, respectively.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The Company evaluates its ability to realize the tax benefits associated with deferred tax assets by analyzing its forecasted taxable income using both historic and projected future operating results, the reversal of existing temporary differences, taxable income in prior carry-back years (if permitted) and the availability of tax planning strategies. The valuation allowance as of December 31, 2011, 2010 and 2009 is $334,215, $325,127 and $365,944, respectively. The valuation allowance as of December 31, 2011 relates to the net deferred tax assets of one of the Company’s foreign subsidiaries as well as certain state net operating losses and tax credits. The total change in the 2011 valuation allowance was an increase of $9,088, which includes $7,040 related to foreign currency translation.

Management believes it is more likely than not the Company will realize the benefits of its deferred tax assets, net of valuation allowances, based upon the expected reversal of deferred tax liabilities and the level of historic and forecasted taxable income over periods in which the deferred tax assets are deductible.

As of December 31, 2011, the Company has a federal net operating loss carry forward of $141,383. The Company also has state net operating loss carry forwards and state tax credits with potential tax benefits of $52,626, net of federal income tax benefit; these carry forwards expire over various periods based on taxing jurisdiction. A valuation allowance totaling $38,498 has been recorded against these state deferred tax assets as of December 31, 2011. In addition, as of December 31, 2011, the Company has net operating loss carry forwards in various foreign jurisdictions of $584,850. A valuation allowance totaling $160,511 has been recorded against these deferred tax assets as of December 31, 2011.

The Company does not provide for U.S. federal and state income taxes on the cumulative undistributed earnings of its foreign subsidiaries because such earnings are deemed to be permanently reinvested. As of December 31, 2011 and 2010, the Company had not provided federal income taxes on earnings of approximately $700,000 and $748,000, respectively, from its foreign subsidiaries. Should these earnings be distributed in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes in various foreign jurisdictions. These taxes may be partially offset by U.S. foreign tax credits. Determination of the amount of the unrecognized deferred U.S. tax liability is not practical because of the complexities associated with this hypothetical calculation.

Tax Uncertainties

In the normal course of business, the Company’s tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing jurisdictions. Accordingly, the Company accrues liabilities when it believes that it is not more likely than not that it will realize the benefits of tax positions that it has taken in its tax returns or for the amount of any tax benefit that exceeds the cumulative probability threshold in accordance with ASC 740-10. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest related to unrecognized tax benefits in interest and penalties in income tax expense (benefit). Differences between the estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material adverse effect on the Company’s consolidated financial position but could possibly be material to the Company’s consolidated results of operations or cash flow in any given quarter or annual period.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

In January 2012, the Company received a €24,000 assessment from the Belgian tax authority related to the year ended December 31, 2008. The Company disagrees with the view and conclusions of the Belgian tax authority, believes it is unlikely that the Belgian tax authority would be able to successfully defend the proposed changes, and intends to vigorously contest the assessment. The Company intends to file a formal protest in the first quarter of 2012, contesting the Belgian tax authority’s conclusions. In order to eliminate the accrual of additional interest on the assessed amount, the Company intends to remit payment of the entire assessment, plus interest to date of approximately €2,500 in the first quarter of 2012. If the Company is successful in its defense of this matter, such deposit earns 7% interest per year. In addition, during the fourth quarter of 2011, the Company received notification from the Belgian tax authority of its intent to increase the Company’s tax base related to the year ended December 31, 2009. The Company believes the ultimate outcome of these actions will not have a material adverse effect on its financial condition but could have a material adverse effect on its results of operations in a given quarter or year.

As of December 31, 2011, the Company’s gross amount of unrecognized tax benefits is $46,087, excluding interest and penalties. If the Company were to prevail on all uncertain tax positions, $36,566 of the unrecognized tax benefits would affect the Company’s effective tax rate, exclusive of any benefits related to interest and penalties.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2011	2010
Balance as of January 1	$49,943	105,779
Additions based on tax positions related to the current year	306	4,028
Additions for tax positions of prior years	7,907	13,726
Reductions for tax positions of prior years	(926)	(9,273)
Reductions resulting from the lapse of the statute of limitations	(1,391)	(1,517)
Settlements with taxing authorities	(9,752)	(61,063)
Effects of foreign currency translation	—	(1,737)

Balance as of December 31	$46,087	49,943

The Company will continue to recognize interest and penalties related to unrecognized tax benefits as a component of its income tax provision. As of December 31, 2011 and 2010, the Company has $7,998 and $15,550, respectively, accrued for the payment of interest and penalties, excluding the federal tax benefit of interest deductions where applicable. During the years ending December 31, 2011 and 2010, the Company reversed interest and penalties through the consolidated statements of operations of $3,755 and $9,852, respectively. During the year ended December 31, 2009, the Company accrued $8,228 in interest and penalties through the consolidated statement of operations.

The Company’s 2007-2009 federal income tax returns are currently under examination by the Internal Revenue Service. The Company expects this examination to end by December 31, 2012. The Company believes that its unrecognized tax benefits could decrease by $10,240 within the next twelve months. In addition, the Company has effectively settled all Federal income tax matters related to years prior to 2007. Various other state and foreign income tax returns are open to examination for various years.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(14) Commitments and Contingencies

The Company is obligated under various operating leases for office and manufacturing space, machinery, and equipment. Future minimum lease payments under non-cancelable capital and operating leases (with initial or remaining lease terms in excess of one year) as of December 31:

	Capital	Operating	Total Future Payments
2012	$698	90,434	91,132
2013	921	71,207	72,128
2014	622	60,255	60,877
2015	293	46,496	46,789
2016	265	24,617	24,882
Thereafter	269	32,138	32,407

Total payments	3,068	325,147	328,215

Less amount representing interest	265

Present value of capitalized lease payments	$2,803

Rental expense under operating leases was $103,416, $105,976 and $130,227 in 2011, 2010 and 2009, respectively.

The Company had approximately $50,540 and $53,549 as of December 31, 2011 and 2010, respectively, in standby letters of credit for various insurance contracts and commitments to foreign vendors that expire within two years. In addition, as of December 31, 2010, the Company guaranteed approximately $824 for building leases, related to its operating facilities in France.

The Company is involved in litigation from time to time in the regular course of its business. Except as noted below there are no material legal proceedings pending or known by the Company to be contemplated to which the Company is a party or to which any of its property is subject.

Beginning in August 2010, a series of civil lawsuits were initiated in several U.S. federal courts alleging that certain manufacturers of polyurethane foam products and competitors of the Company’s carpet underlay division had engaged in price fixing in violation of U.S. antitrust laws. Mohawk has been named as a defendant in seven of the 43 cases filed (the first on August 26, 2010), as well as in two consolidated amended class action complaints, the first filed on February 28, 2011, on behalf of a class of all direct purchasers of polyurethane foam products, and the second filed on March 21, 2011, on behalf of a class of indirect purchasers. All pending cases in which the Company has been named as a defendant have been filed in or transferred to the U.S. District Court for the Northern District of Ohio for consolidated pre-trial proceedings under the name In re: Polyurethane Foam Antitrust Litigation, Case No. 1:10-MDL-02196.

In these actions, the plaintiffs, on behalf of themselves and/or a class of purchasers, seek three times the amount of unspecified damages allegedly suffered as a result of alleged overcharges in the price of polyurethane foam products from at least 1999 to the present. Each plaintiff also seeks attorney fees, pre-judgment and post-judgment interest, court costs, and injunctive relief against future violations. In April 2011, the Company filed a motion to dismiss the class action claims brought by the direct purchasers, and in May 2011, the Company moved to dismiss the claims brought by the indirect purchasers. On July 19, 2011, the Court issued a written opinion denying all defendants’ motions to dismiss. In December 2011, the Company was named as a defendant in a Canadian Class action, Hi ! Neighbor Floor Covering Co. Limited, v. Hickory Springs Manufacturing Company, et al., filed in the Superior Court of Justice of Ontario, Canada, that alleges similar claims against the

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Company as raised in the U.S. actions and seeks unspecified damages and punitive damages. The Company denies all of the allegations in these actions and will vigorously defend itself.

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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The Company recorded pre-tax business restructuring charges of $23,209 in 2011, of which $17,546 was recorded as cost of sales and $5,663 was recorded as selling, general and administrative expenses. The Company recorded pre-tax business restructuring charges of $13,156 in 2010, of which $12,392 was recorded as cost of sales and $764 was recorded as selling, general and administrative expenses. The Company recorded pre-tax business restructuring charges of $61,725 in 2009, of which $43,436 was recorded as cost of sales and $18,289 was recorded as selling, general and administrative expenses. The charges primarily relate to the Company’s actions taken to lower its cost structure and improve the efficiency of its manufacturing and distribution operations as it adjusts to current economic conditions.

The activity for 2010 and 2011 is as follows:

	Asset write- downs (1)	Lease impairments	Severance	Other restructuring costs	Total
Balance as of December 31, 2009	$—	21,073	7,824	3,001	31,898
Provisions
Mohawk segment	3,989	(403)	305	6,452	10,343
Dal-Tile segment	—	—	1,223	—	1,223
Unilin segment	815	—	775	—	1,590
Cash payments	—	(9,687)	(8,019)	(9,033)	(26,739)
Noncash items	(4,804)	—	—	—	(4,804)

Balance as of December 31, 2010	—	10,983	2,108	420	13,511
Provisions:
Mohawk segment	10,643	3,680	5,120	3,766	23,209
Dal-Tile segment	—	—	—	—	—
Unilin segment	—	—	—	—	—
Cash payments	—	(3,707)	(4,850)	(2,406)	(10,963)
Noncash items	(10,643)	—	—	(269)	(10,912)

Balance as of December 31, 2011	$—	10,956	2,378	1,511	14,845

(1)	Includes $815 in 2010 which was charged to depreciation.

(15) Consolidated Statements of Cash Flows Information

Supplemental disclosures of cash flow information are as follows:

	2011	2010	2009
Net cash paid (received) during the year for:
Interest	$119,463	139,358	127,623

Income taxes	$34,479	(5,862)	(3,841)

Supplemental schedule of non-cash investing and financing activities:
Fair value of assets acquired in acquisition	$37,486	—	17,911
Liabilities assumed in acquisition	(13,389)	—	(11,987)

	$24,097	—	5,924

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(16) Segment Reporting

The Company has three reporting segments: the Mohawk segment, the Dal-Tile segment and the Unilin segment. The Mohawk segment designs, manufactures, sources, distributes and markets its floor covering product lines, which include carpets, ceramic tile, laminate, rugs, carpet pad, hardwood and resilient, primarily in North America through its network of regional distribution centers and satellite warehouses using company-operated trucks, common carrier or rail transportation. The segment’s product lines are sold through various selling channels, which include independent floor covering retailers, home centers, mass merchandisers, department stores, commercial dealers and commercial end users. The Dal-Tile segment designs, manufactures, sources, distributes and markets a broad line of ceramic tile, porcelain tile, natural stone and other products, primarily in North America through its network of regional distribution centers and Company-operated service centers using company-operated trucks, common carriers or rail transportation. The segment’s product lines are sold through Company-owned service centers, independent distributors, home center retailers, tile and flooring retailers and contractors. The Unilin segment designs, manufactures, sources, licenses, distributes and markets laminate, hardwood flooring, roofing systems, insulation panels and other wood products, primarily in North America and Europe through various selling channels, which include retailers, independent distributors and home centers.

Amounts disclosed for each segment are prior to any elimination or consolidation entries. Corporate general and administrative expenses attributable to each segment are estimated and allocated accordingly. Segment performance is evaluated based on operating income. No single customer accounted for more than 5% of net sales for the years ended December 31, 2011, 2010 or 2009.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Segment information is as follows:

	2011	2010	2009
Net sales:
Mohawk	$2,927,674	2,844,876	2,856,741
Dal-Tile	1,454,316	1,367,442	1,426,757
Unilin	1,344,764	1,188,274	1,128,315
Intersegment sales	(84,496)	(81,520)	(67,789)

	$5,642,258	5,319,072	5,344,024

Operating income (loss):
Mohawk	$109,874	122,904	(125,965)
Dal-Tile	101,298	97,334	84,154
Unilin	127,147	114,298	105,953
Corporate and eliminations	(22,777)	(20,367)	(20,412)

	$315,542	314,169	43,730

Depreciation and amortization:
Mohawk	$90,463	91,930	94,134
Dal-Tile	42,723	45,578	47,934
Unilin	151,884	145,941	151,450
Corporate	12,664	13,324	9,486

	$297,734	296,773	303,004

Capital expenditures (excluding acquisitions):
Mohawk	$125,630	84,013	35,149
Dal-Tile	66,419	37,344	17,683
Unilin	78,615	29,439	45,966
Corporate	4,909	5,384	10,127

	$275,573	156,180	108,925

Assets:
Mohawk	$1,769,065	1,637,319	1,582,652
Dal-Tile	1,732,818	1,644,448	1,546,393
Unilin	2,533,070	2,475,049	2,598,182
Corporate and intersegment eliminations	171,275	342,110	664,219

	$6,206,228	6,098,926	6,391,446

Geographic net sales:
North America	$4,619,771	4,447,965	4,516,784
Rest of world	1,022,487	871,107	827,240

	$5,642,258	5,319,072	5,344,024

Long-lived assets (1):
North America	$1,996,517	1,971,612	2,000,522
Rest of world	1,090,812	1,084,906	1,202,018

	$3,087,329	3,056,518	3,202,540

Net sales by product categories (2):
Soft surface	$2,722,113	2,645,952	2,650,452
Tile	1,513,210	1,428,571	1,491,846
Wood	1,406,935	1,244,549	1,201,726

	$5,642,258	5,319,072	5,344,024

(1)	Long-lived assets are composed of net property, plant and equipment and goodwill.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(2)	The Soft surface product category includes carpets, rugs, carpet pad and resilient. The Tile product category includes ceramic tile, porcelain tile and natural stone. The Wood product category includes laminate, hardwood, roofing panels and wood-based panels.

(17) Quarterly Financial Data (Unaudited)

The supplemental quarterly financial data are as follows:

	Quarters Ended
	April 2, 2011	July 2, 2011	October 1, 2011	December 31, 2011(1)
Net sales	$1,343,595	1,477,854	1,442,512	1,378,297
Gross profit	341,592	382,247	357,623	335,417
Net earnings	23,442	60,903	46,646	42,931
Basic earnings per share	0.34	0.89	0.68	0.62
Diluted earnings per share	0.34	0.88	0.68	0.62

	Quarters Ended
	April 3, 2010	July 3, 2010	October 2, 2010	December 31, 2010
Net sales	$1,347,236	1,400,086	1,309,552	1,262,198
Gross profit	341,246	374,756	344,932	341,666
Net earnings	20,538	68,081	51,094	45,758
Basic earnings per share	0.30	0.95	0.74	0.67
Diluted earnings per share	0.30	0.95	0.74	0.66

(1)	During the fourth quarter of 2011, the Company corrected an immaterial error in its consolidated financial statements. The error related to accounting for operating leases. The correction of $6,035 resulted in an additional charge to selling, general and administrative expense in the Company’s 2011 fourth quarter consolidated statement of operations. The Company believes the correction of this error to be both quantitatively and qualitatively immaterial to its quarterly results for 2011 or to any of its previously issued consolidated financial statements. The correction had no impact on the Company’s cash flows as previously presented.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2011. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. The Company’s management has concluded that, as of December 31, 2011, its internal control over financial reporting is effective based on these criteria. The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to information contained in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders under the following headings: “Election of Directors—Director, Director Nominee and Executive Officer Information,” “—Nominees for Director,” “—Continuing Directors,” “—Executive Officers,” “—Meetings and Committees of the Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Audit Committee” and “Corporate Governance.” The Company has adopted the Mohawk Industries, Inc. Standards of Conduct and Ethics, which applies to all of its directors, officers and employees. The standards of conduct and ethics are publicly available on the Company’s website at http://www.mohawkind.com and will be made available in print to any stockholder who requests them without charge. If the Company makes any substantive amendments to the standards of conduct and ethics, or grants any waiver, including any implicit waiver, from a provision of the standards required by regulations of the Commission to apply to the Company’s chief executive officer, chief financial officer or chief accounting officer, the Company will disclose the nature of the amendment or waiver on its website. The Company may elect to also disclose the amendment or waiver in a report on Form 8-K filed with the SEC. The Company has adopted the Mohawk Industries, Inc. Board of Directors Corporate Governance Guidelines, which are publicly available on the Company’s website and will be made available to any stockholder who requests it.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to information contained in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders under the following headings: “Compensation, Discussion and Analysis,” “Executive Compensation and Other Information—Summary Compensation Table,” “—Grants of Plan Based Awards,” “—Outstanding Equity Awards at Fiscal Year End,” “—Option Exercises and Stock Vested,” “—Nonqualified Deferred Compensation,” “—Certain Relationships and Related Transactions,” “—Compensation Committee Interlocks and Insider Participation,” “—Compensation Committee Report” and “Director Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to information contained in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders under the following headings: “Executive Compensation and Other Information—Equity Compensation Plan Information,” and “—Principal Stockholders of the Company.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to information contained in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders under the following heading: “Election of Directors—Meetings and Committees of the Board of Directors,” and “Executive Compensation and Other Information—Certain Relationships and Related Transactions.”

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to information contained in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders under the following heading: “Audit Committee—Principal Accountant Fees and Services” and “Election of Directors—Meetings and Committees of the Board of Directors.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules

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

3. Exhibits

The exhibit number for the exhibit as originally filed is included in parentheses at the end of the description.

Mohawk Exhibit Number	Description

*2.1	Agreement and Plan of Merger dated as of December 3, 1993 and amended as of January 17, 1994 among Mohawk, AMI Acquisition Corp., Aladdin and certain Shareholders of Aladdin. (Incorporated herein by reference to Exhibit 2.1(a) in Mohawk’s Registration Statement on Form S-4, Registration No. 333-74220.)

*3.1	Restated Certificate of Incorporation of Mohawk, as amended. (Incorporated herein by reference to Exhibit 3.1 in Mohawk’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

*3.2	Restated Bylaws of Mohawk. (Incorporated herein by reference to Exhibit 3.2 in Mohawk’s Report on Form 8-K dated December 4, 2007.)

*4.1	See Article 4 of the Restated Certificate of Incorporation of Mohawk. (Incorporated herein by reference to Exhibit 3.1 in Mohawk’s Annual Report on Form 10-K (File No. 001-13697) for the fiscal year ended December 31, 1998.)

*4.2	See Articles 2, 6, and 9 of the Restated Bylaws of Mohawk. (Incorporated herein by reference to Exhibit 3.2 in Mohawk’s Current Report on Form 8-K dated December 4, 2007.)

*4.3	Indenture, dated as of April 2, 2002 between Mohawk Industries, Inc. and Wachovia Bank, National Association, as Trustee (Incorporated herein by reference to Exhibit 4.1 in Mohawk’s Registration Statement on Form S-4, Registration No. 333-86734, as filed April 22, 2002.)

*4.4	Indenture dated as of January 9, 2006, between Mohawk Industries, Inc. and SunTrust Bank, as trustee. (Incorporated herein by reference to Exhibit 4.4 in Mohawk’s Registration Statement on Form S-3, Registration Statement No. 333-130910.)

*4.5	First Supplemental Indenture, dated as of January 17, 2006, by and between Mohawk Industries, Inc., and SunTrust Bank, as trustee. (Incorporated by reference to Exhibit 4.1 in Mohawk’s Current Report on form 8-K dated January 17, 2006.)

*10.1	Registration Rights Agreement by and among Mohawk, Citicorp Investments, Inc., ML-Lee Acquisition Fund, L.P. and Certain Management Investors. (Incorporated herein by reference to Exhibit 10.14 of Mohawk’s Registration Statement on Form S-1, Registration No. 33-45418.)

Mohawk Exhibit Number	Description

*10.2	Voting Agreement, Consent of Stockholders and Amendment to 1992 Registration Rights Agreement dated December 3, 1993 by and among Aladdin, Mohawk, Citicorp Investments, Inc., ML-Lee Acquisition Fund, L.P., David L. Kolb, Donald G. Mercer, Frank A. Procopio and John D. Swift. (Incorporated herein by reference to Exhibit 10(b) of Mohawk’s Registration Statement on Form S-4, Registration No. 33-74220.)

*10.3	Registration Rights Agreement by and among Mohawk and the former shareholders of Aladdin. (Incorporated herein by reference to Exhibit 10.32 of Mohawk’s Annual Report on Form 10-K (File No. 001-13697) for the fiscal year ended December 31, 1993.)

*10.4	Waiver Agreement between Alan S. Lorberbaum and Mohawk dated as of March 23, 1994 to the Registration Rights Agreement dated as of February 25, 1994 between Mohawk and those other persons who are signatories thereto. (Incorporated herein by reference to Exhibit 10.3 of Mohawk’s Quarterly Report on Form 10-Q (File No. 001-13697) for the quarter ended July 2, 1994.)

*10.5	Credit Agreement by and among the Company and certain of its subsidiaries, as Borrowers, certain of its subsidiaries, as Guarantors, Bank of America, N.A. as administrative Agent, Swing Line Leader, and a L/C Issuer, the other lenders party thereto, and the other parties thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 12, 2011.)

*10.6	Amendment No. 1 to Credit Agreement dated as of January 20, 2012, by and among the Company and certain of its subsidiaries, as Borrowers, certain of its subsidiaries, as Guarantors, Bank of America, N.A. as administrative Agent, Swing Line Leader, and a L/C Issuer, the other lenders party thereto, and the other parties thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 20, 2012.)

Exhibits Related to Executive Compensation Plans, Contracts and other Arrangements:

*10.7	Service Agreement dated February 24, 2009, by and between Unilin Industries BVBA and BVBA “F. De Cock Management”. (Incorporated by reference to the Company’s Current Report on Form 8-K dated February 24, 2009).

*10.8	Service Agreement dated February 9, 2009, by and between Unilin Industries BVBA and Comm. V. “Bernard Thiers”. (Incorporated herein by reference to Exhibit 10.7 in Mohawk’s Annual Report on Form 10-K (File No. 001-13697) for the fiscal year ended December 31, 2009.)

*10.9	Second Amended and Restated Employment Agreement, dated as of November 4, 2009, by and between the Company and W. Christopher Wellborn (Incorporated by reference to the Company’s Current Report on Form 8-K dated November 4, 2009).

*10.10	Mohawk Carpet Corporation Supplemental Executive Retirement Plan, as amended. (Incorporated herein by reference to Exhibit 10.2 of Mohawk’s Registration Statement on Form S-1, Registration No. 33-45418.)

*10.11	Mohawk Industries, Inc. 1992 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.8 of Mohawk’s Registration Statement on Form S-1, Registration No. 33-45418.)

*10.12	Amendment dated July 22, 1993 to the Mohawk Industries, Inc. 1992 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.2 in Mohawk’s quarterly report on Form 10-Q (File No. 001-13697) for the quarter ended July 3, 1993.)

*10.13	Second Amendment dated February 17, 2000 to the Mohawk Industries, Inc. 1992 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.35 of Mohawk’s Annual Report on Form 10-K (File No. 001-13697) for the fiscal year ended December 31, 1999.)

Mohawk Exhibit Number	Description

*10.14	Mohawk Industries, Inc. 1992 Mohawk-Horizon Stock Option Plan. (Incorporated herein by reference to Exhibit 10.15 of Mohawk’s Registration Statement on Form S-1, Registration Number 33-53932.)

*10.15	Amendment dated July 22, 1993 to the Mohawk Industries, Inc. 1992 Mohawk-Horizon Stock Option Plan. (Incorporated herein by reference to Exhibit 10.1 of Mohawk’s quarterly report on Form 10-Q (File No. 001-13697) for the quarter ended July 3, 1993.)

*10.16	Second Amendment dated February 17, 2000 to the Mohawk Industries, Inc. 1992 Mohawk-Horizon Stock Option Plan. (Incorporated herein by reference to Exhibit 10.38 of Mohawk’s Annual Report on Form 10-K (File No. 001-13697) for the fiscal year ended December 31, 1999.)

*10.17	Mohawk Industries, Inc. 1993 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.39 of Mohawk’s Annual Report on Form 10-K (File No. 001-13697) for the fiscal year ended December 31, 1992.)

*10.18	First Amendment dated February 17, 2000 to the Mohawk Industries, Inc. 1993 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.40 of Mohawk’s Annual Report on Form 10-K (File No. 001-13697) for the fiscal year ended December 31, 1999.)

*10.19	The Mohawk Industries, Inc. Senior Management Deferred Compensation Plan (Incorporated herein by reference to Exhibit 10.21 of Mohawk’s Annual Report on Form 10-K (File No. 001-13697) for the fiscal year ended December 31, 2010).

*10.20	Mohawk Industries, Inc. 1997 Non-Employee Director Stock Compensation Plan (Amended and Restated as of January 1, 2009) (Incorporated herein by reference to Exhibit 10.32 in Mohawk’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.).

*10.21	1997 Long-Term Incentive Plan. (Incorporated herein by reference to Exhibit 10.80 of Mohawk’s Annual Report on Form 10-K (File No. 001-13697) for the fiscal year ended December 31, 1996.)

*10.22	2002 Long-Term Incentive Plan. (Incorporated herein by reference to Appendix A in the 2002 Mohawk Industries, Inc. Proxy Statement dated March 29, 2002.)

*10.23	Mohawk Industries, Inc. 2007 Incentive Plan (Incorporated herein by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-13697) filed with the Securities and Exchange Commission on April 9, 2007)

21	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm (KPMG LLP).

31.1	Certification Pursuant to Rule 13a-14(a).

31.2	Certification Pursuant to Rule 13a-14(a).

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates exhibit incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mohawk Industries, Inc.

Dated: February 29, 2012	By:	/s/ JEFFREY S. LORBERBAUM
Jeffrey S. Lorberbaum,
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 29, 2012	/s/ JEFFREY S. LORBERBAUM
Jeffrey S. Lorberbaum,
Chairman and Chief Executive Officer (principal executive officer)

Dated: February 29, 2012	/s/ FRANK H. BOYKIN
Frank H. Boykin,
Chief Financial Officer and Vice President-Finance (principal financial officer)

Dated: February 29, 2012	/s/ JAMES F. BRUNK
James F. Brunk,
Vice President and Corporate Controller (principal accounting officer)

Dated: February 29, 2012	/s/ PHYLLIS O. BONANNO
Phyllis O. Bonanno, Director

Dated: February 29, 2012	/s/ BRUCE C. BRUCKMANN
Bruce C. Bruckmann, Director

Dated: February 29, 2012	/s/ FRANS DE COCK
Frans De Cock, Director

Dated: February 29, 2012	/s/ JOHN F. FIEDLER
John F. Fiedler, Director

Dated: February 29, 2012	/s/ RICHARD C. ILL
Richard C. Ill, Director

Dated: February 29, 2012	/s/ DAVID L. KOLB
David L. Kolb, Director

Dated: February 29, 2012	/s/ JOSEPH A. ONORATO
Joseph A. Onorato, Director

Dated: February 29, 2012	/s/ KAREN A. SMITH BOGART
Karen A. Smith Bogart, Director

Dated: February 29, 2012	/s/ W. CHRISTOPHER WELLBORN
W. Christopher Wellborn, Director