Form 10-Q
period 2012-03-31
MOHAWK INDUSTRIES INC
filed 2012-05-04
CIK 851968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares outstanding of the issuer’s classes of common stock as of April 26, 2012, the latest practicable date, is as follows: 68,971,610 shares of Common Stock, $.01 par value.

MOHAWK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

(In thousands)

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS

Current assets:
Cash and cash equivalents	$304,775	311,945
Receivables, net	782,000	686,165
Inventories	1,164,991	1,113,630
Prepaid expenses	113,764	112,779
Deferred income taxes	156,110	150,910
Other current assets	22,988	22,735

Total current assets	2,544,628	2,398,164

Property, plant and equipment, net	1,718,396	1,712,154
Goodwill	1,390,712	1,375,175
Tradenames	457,974	450,432
Other intangible assets, net	141,651	154,668
Deferred income taxes and other non-current assets	145,833	115,635

	$6,399,194	6,206,228

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

(Unaudited)

	March 31, 2012	December 31, 2011
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$57,309	386,255
Accounts payable and accrued expenses	721,383	715,091

Total current liabilities	778,692	1,101,346
Deferred income taxes	362,948	355,653
Long-term debt, less current portion	1,642,419	1,200,184
Other long-term liabilities	95,838	99,537

Total liabilities	2,879,897	2,756,720

Commitments and contingencies (Notes 6 and 11)

Redeemable noncontrolling interest	—	33,723

Stockholders’ equity:
Preferred stock, $.01 par value; 60 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 150,000 shares authorized; 80,003 and 79,815 shares issued in 2012 and 2011, respectively	800	798
Additional paid-in capital	1,256,200	1,248,131
Retained earnings	2,395,142	2,354,765
Accumulated other comprehensive income, net	190,617	135,639

	3,842,759	3,739,333
Less treasury stock at cost; 11,032 and 11,034 shares in 2012 and 2011, respectively	323,462	323,548

Total stockholders’ equity	3,519,297	3,415,785

	$6,399,194	6,206,228

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31, 2012	April 2, 2011

Net sales	$1,409,035	1,343,595
Cost of sales	1,049,609	1,002,003

Gross profit	359,426	341,592
Selling, general and administrative expenses	287,450	285,508

Operating income	71,976	56,084
Interest expense	22,498	26,595
Other expense (income)	(1,825)	(15)

Earnings before income taxes	51,303	29,504
Income tax expense	10,291	4,966

Net earnings	41,012	24,538
Less: Net earnings attributable to noncontrolling interest	635	1,096

Net earnings attributable to Mohawk Industries, Inc.	$40,377	23,442

Basic earnings per share attributable to Mohawk Industries, Inc.	$0.59	0.34

Weighted-average common shares outstanding—basic	68,862	68,674

Diluted earnings per share attributable to Mohawk Industries, Inc.	$0.58	0.34

Weighted-average common shares outstanding—diluted	69,141	68,904

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	March 31, 2012	April 2, 2011

Net earnings	$41,012	24,538
Other comprehensive income:
Foreign currency translation adjustments	54,961	114,659
Pension prior service cost and actuarial gain	17	72

Other comprehensive income	54,978	114,731

Comprehensive income	95,990	139,269
Less: comprehensive income attributable to the noncontrolling interest	635	1,096

Comprehensive income attributable to Mohawk Industries, Inc.	$95,355	138,173

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31, 2012	April 2, 2011

Cash flows from operating activities:
Net earnings	$41,012	24,538
Adjustments to reconcile net earnings to net cash used in operating activities:
Restructuring	—	6,813
Depreciation and amortization	73,286	74,253
Deferred income taxes	(4,978)	(1,820)
Loss on disposal of property, plant and equipment	419	137
Stock-based compensation expense	5,571	3,861
Changes in operating assets and liabilities:
Receivables, net	(91,485)	(131,826)
Tax deposit	(31,820)	—
Inventories	(46,331)	(60,300)
Accounts payable and accrued expenses	13,814	19,387
Other assets and prepaid expenses	1,565	(2,577)
Other liabilities	(5,523)	121

Net cash used in operating activities	(44,470)	(67,413)

Cash flows from investing activities:
Additions to property, plant and equipment	(43,251)	(52,811)

Net cash used in investing activities	(43,251)	(52,811)

Cash flows from financing activities:
Payments on Senior Credit Facility	(329,800)	(332,330)
Proceeds from Senior Credit Facility	443,500	607,330
Repayment of senior notes	—	(298,248)
Payments on term loan and other debt	(584)	(536)
Debt issuance costs	(1,018)	—
Purchase of non-controlling interest	(35,000)	—
Distribution to non-controlling interest	(423)	(3,283)
Change in restricted cash	—	27,954
Change in outstanding checks in excess of cash	(10,255)	6,438
Proceeds from stock transactions	5,539	1,067

Net cash provided by financing activities	71,959	8,392

Effect of exchange rate changes on cash and cash equivalents	8,592	13,846

Net change in cash and cash equivalents	(7,170)	(97,986)
Cash and cash equivalents, beginning of period	311,945	354,217

Cash and cash equivalents, end of period	$304,775	256,231

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

1.	Interim reporting

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto, and the Company’s description of critical accounting policies, included in the Company’s 2011 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

On March 19, 2012, the Company purchased the non-controlling interest within the Dal-Tile segment for $35,000.

Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income (Topic 220)—Presentation of Comprehensive Income” (“ASU 2011-05”) requires comprehensive income to be presented as a single continuous financial statement or in two separate but consecutive statements. The option of presenting other comprehensive income in the statement of stockholders’ equity was eliminated. The Company adopted ASU 2011-05 in the current quarter and chose to present comprehensive income as two separate but consecutive statements.

Reclassification: Certain prior year amounts have been reclassified to conform to the current year presentation.

2.	Receivables, net

Receivables, net are as follows:

	March 31, 2012	December 31, 2011
Customers, trade	$796,162	696,856
Income tax receivable	613	1,703
Other	27,648	31,311

	824,423	729,870
Less allowance for discounts, returns, claims and doubtful accounts	42,423	43,705

Receivables, net	$782,000	686,165

3.	Inventories

The components of inventories are as follows:

	March 31, 2012	December 31, 2011
Finished goods	$710,657	670,877
Work in process	110,877	113,311
Raw materials	343,457	329,442

Total inventories	$1,164,991	1,113,630

4.	Goodwill and intangible assets

The components of goodwill and other intangible assets are as follows:

Goodwill:

	Mohawk	Dal-Tile	Unilin	Total

Balances as of December 31, 2011
Goodwill	$199,132	1,186,913	1,316,555	2,702,600
Accumulated impairments losses	(199,132)	(531,930)	(596,363)	(1,327,425)

	$—	654,983	720,192	1,375,175

Currency translation during the period	$—	—	15,537	15,537

Balances as of March 31, 2012
Goodwill	$199,132	1,186,913	1,332,092	2,718,137
Accumulated impairments losses	(199,132)	(531,930)	(596,363)	(1,327,425)

	$—	654,983	735,729	1,390,712

Intangible assets:

Indefinite life assets not subject to amortization:	Tradenames
Balance as of December 31, 2011	$450,432

Currency translation during the period	7,542

Balance as of March 31, 2012	$457,974

Intangible assets subject to amortization:	Customer relationships	Patents	Other	Total
Balance as of December 31, 2011	$64,958	88,544	1,166	154,668
Amortization during the period	(11,479)	(4,752)	(30)	(16,261)
Currency translation during the period	710	2,524	10	3,244

Balance as of March 31, 2012	$54,189	86,316	1,146	141,651

	Three Months Ended
	March 31, 2012	April 2, 2011

Amortization expense	$16,261	17,399

5.	Accounts payable and accrued expenses

Accounts payable and accrued expenses are as follows:

	March 31, 2012	December 31, 2011
Outstanding checks in excess of cash	$7,335	17,590
Accounts payable, trade	398,842	372,616
Accrued expenses	155,820	154,560
Product warranties	32,680	30,144
Accrued interest	23,770	34,235
Deferred tax liability	8,102	8,760
Accrued compensation and benefits	94,834	97,186

Total accounts payable and accrued expenses	$721,383	715,091

6.	Product warranties

The Company warrants certain qualitative attributes of its products for up to 50 years. The Company records a provision for estimated warranty and related costs in accrued expenses, based on historical experience, and periodically adjusts these provisions to reflect actual experience.

The activity related to warranty obligations is as follows:

	Three Months Ended
	March 31, 2012	April 2, 2011
Balance at beginning of period	$30,144	37,265
Warranty claims paid during the period	(13,920)	(13,735)
Pre-existing warranty accrual adjustment during the period	—	2,995
Warranty expense during the period	16,456	9,912

Balance at end of period	$32,680	36,437

7.	Stock-based compensation

The Company recognizes compensation expense for all share-based payments granted based on the grant-date fair value estimated in accordance with the provisions of the FASB Accounting Standards Codification topic (“ASC”) 718-10. Compensation expense is recognized on a straight-line basis over the options’ or other awards’ estimated lives for fixed awards with ratable vesting provisions.

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

The Company granted 83 and 76 options to employees at a weighted-average grant-date fair value of $28.71 and $25.39 per share for the three months ended March 31, 2012 and April 2, 2011, respectively. The Company recognized stock-based compensation costs related to stock options of $614 ($389 net of taxes) and $559 ($354 net of taxes) for the three months ended March 31, 2012 and April 2, 2011, respectively, which has been allocated to selling, general and administrative expenses. Pre-tax unrecognized compensation expense for stock options granted to employees and outside directors, net of estimated forfeitures, was $3,658 as of March 31, 2012, and will be recognized as expense over a weighted-average period of approximately 2.2 years.

The fair value of the option award is estimated on the date of grant using the Black-Scholes-Merton valuation model. Expected volatility is based on the historical volatility of the Company’s common stock. The Company uses historical data to estimate option exercise and forfeiture rates within the valuation model.

The Company granted 261 and 196 RSUs at a weighted-average grant-date fair value of $65.98 and $57.34 per unit for the three months ended March 31, 2012 and April 2, 2011, respectively. The Company recognized stock-based compensation costs related to the issuance of RSUs of $4,937 ($3,127 net of taxes) and $3,272 ($2,073 net of taxes) for the three months ended March 31, 2012 and April 2, 2011, respectively, which has been allocated to selling, general and administrative expenses. Pre-tax unrecognized compensation expense for unvested RSUs granted to employees, net of estimated forfeitures, was $22,382 as of March 31, 2012, and will be recognized as expense over a weighted-average period of approximately 3.6 years.

The Company did not grant any restricted stock awards for the three months ended March 31, 2012 and April 2, 2011. Compensation expense for restricted stock awards for the three months ended March 31, 2012 and April 2, 2011, respectively, was not significant.

8.	Other Expense (Income)

Other Expense (Income) is as follows:

	Three Months Ended
	March 31, 2012	April 2, 2011

Foreign currency (gains) losses, net	$(5,650)	(2,982)
All other, net	3,825	2,967

Total other expense (income)	$(1,825)	(15)

9.	Earnings per share

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

Dilutive common stock options are included in the diluted EPS calculation using the treasury stock method. Common stock options and unvested restricted shares (units) that were not included in the diluted EPS computation because the price was greater than the average market price of the common shares for the three months ended March 31, 2012 and April 2, 2011 were 1,044 and 1,123, respectively.

	Three Months Ended
	March 31, 2012	April 2, 2011
Net earnings available to common stockholders	$40,377	23,442

Weighted-average common shares outstanding-basic and diluted:
Weighted-average common shares outstanding—basic	68,862	68,674
Add weighted-average dilutive potential common shares—options and RSU’s to purchase common shares, net	279	230

Weighted-average common shares outstanding-diluted	69,141	68,904

Basic earnings per share attributable to Mohawk Industries, Inc.	$0.59	0.34

Diluted earnings per share attributable to Mohawk Industries, Inc.	$0.58	0.34

10.	Segment reporting

The Company has three reporting segments: the Mohawk segment, the Dal-Tile segment and the Unilin segment. The Mohawk segment designs, manufactures, sources, distributes and markets its floor covering product lines, which include carpets, ceramic tile, laminate, rugs, carpet pad, hardwood and resilient, primarily in North America through its network of regional distribution centers and satellite warehouses using Company-operated trucks, common carrier or rail transportation. The segment’s product lines are sold through various selling channels, which include independent floor covering retailers, home centers, mass merchandisers, department stores, commercial dealers and commercial end users. The Dal-Tile segment designs, manufactures, sources, distributes and markets a broad line of ceramic tile, porcelain tile, natural stone and other products, primarily in North America and Mexico through its network of regional distribution centers and Company-operated service centers using Company-operated trucks, common carriers or rail transportation. The segment’s product lines are sold through independent distributors, home center retailers, tile and flooring retailers and contractors. The Unilin segment designs, manufactures, sources, licenses, distributes and markets laminate and hardwood flooring, roofing systems, insulation panels and other wood products, primarily in North America and Europe through various selling channels, which include retailers, independent distributors and home centers.

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

Segment information is as follows:

	Three Months Ended
	March 31, 2012	April 2, 2011
Net sales:
Mohawk	$699,880	691,165
Dal-Tile	392,925	344,415
Unilin	337,424	325,832
Intersegment sales	(21,194)	(17,817)

	$1,409,035	1,343,595

Operating income (loss):
Mohawk	$25,282	17,040
Dal-Tile	26,028	17,700
Unilin	27,146	26,250
Corporate and intersegment eliminations	(6,480)	(4,906)

	$71,976	56,084

	March 31, 2012	December 31, 2011
Assets:
Mohawk	$1,820,785	1,769,065
Dal-Tile	1,759,934	1,732,818
Unilin	2,620,013	2,533,070
Corporate and intersegment eliminations	198,462	171,275

	$6,399,194	6,206,228

11.	Commitments, contingencies and other

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

In these actions, the plaintiffs, on behalf of themselves and/or a class of purchasers, seek three times the amount of unspecified damages allegedly suffered as a result of alleged overcharges in the price of polyurethane foam products from at least 1999 to the present. Each plaintiff also seeks attorney fees, pre-judgment and post-judgment interest, court costs, and injunctive relief against future violations. In April 2011, the Company filed a motion to dismiss the class action claims brought by the direct purchasers, and in May 2011, the Company moved to dismiss the claims brought by the indirect purchasers. On July 19, 2011, the Court issued a written opinion denying all defendants’ motions to dismiss. In December 2011, the Company was named as a defendant in a Canadian Class action, Hi ! Neighbor Floor Covering Co. Limited v. Hickory Springs Manufacturing Company, et al., filed in the Superior Court of Justice of Ontario, Canada, that alleges similar claims against the Company as raised in the U.S. actions and seeks unspecified damages and punitive damages. The Company denies all of the allegations in these actions and will vigorously defend itself.

The Company believes that adequate provisions for resolution of all contingencies, claims and pending litigation have been made for probable losses and that the ultimate outcome of these actions will not have a material adverse effect on its financial condition but could have a material adverse effect on its results of operations in a given quarter or year.

In January 2012, the Company received a €24,000 assessment from the Belgian tax authority related to the year ended December 31, 2008. The Company disagrees with the view and conclusions of the Belgian tax authority, believes it is unlikely that the Belgian tax authority would be able to successfully defend the proposed changes, and intends to vigorously contest the assessment. The Company filed a formal protest in the first quarter of 2012, contesting the Belgian tax authority’s conclusions. In order to eliminate the accrual of additional interest on the assessed amount, the Company remitted payment of the entire assessment, plus interest to date of approximately €2,500, in the first quarter of 2012. If the Company is successful in its defense of this matter, such deposit earns 7% interest per year. In addition, during the fourth quarter of 2011, the Company received notification from the Belgian tax authority of its intent to increase the Company’s tax base related to the year ended December 31, 2009. The Company believes the ultimate outcome of these actions will not have a material adverse effect on its financial condition but could have a material adverse effect on its results of operations in a given quarter or year.

There were no restructuring charges for the three months ended March 31, 2012. For the three months ended April 2, 2011, the Company recorded pre-tax business restructuring charges of $6,813, of which $6,347 was recorded as cost of sales and $466 was recorded as selling, general and administrative expenses. The charges in 2011 primarily relate to the Company’s actions taken to lower its cost structure and improve the efficiency of its manufacturing and distribution operations as the Company adjusted to current economic conditions.

The restructuring activity for the first three months of 2012 is as follows:

	Lease impairments	Severance	Other restructuring costs	Total

Balance as of December 31, 2011	$10,956	2,378	1,511	14,845
Cash payments	(882)	(1,563)	(192)	(2,637)

Balance as of March 31, 2012	$10,074	815	1,319	12,208

The Company expects the remaining severance costs, lease impairments and other restructuring costs to be paid over the next four years.

Subsequent to the balance sheet date, the Company announced plans to reduce its staple capacity related to manufacturing facilities in the Mohawk segment. The Company is finalizing its estimates and expects to record a restructuring charge in the second quarter of 2012.

12.	Debt

Senior Credit Facility

On July 8, 2011, the Company entered into a five-year, senior, secured revolving credit facility (the “Senior Credit Facility”). The Senior Credit Facility provides for a maximum of $900,000 of revolving credit, including limited amounts of credit in the form of letters of credit and swingline loans. The Company paid financing costs of $8,218 in connection with its Senior Credit Facility. These costs were deferred and, along with unamortized costs of $12,277 related to the Company’s prior senior, secured revolving credit facility, are being amortized over the term of the Senior Credit Facility.

On January 20, 2012, the Company entered into an amendment to the Senior Credit Facility that provides for an incremental term loan facility in the aggregate principal amount of $150,000. The Company paid financing costs of $1,018 in connection with the amendment to its Senior Credit Facility. These costs were deferred and are being amortized over the remaining term of the Senior Credit Facility. The incremental term loan facility provides for eight scheduled quarterly principal payments of $1,875, with the first such payment due on June 30, 2012, followed by four scheduled quarterly principal payments of $3,750, with all remaining quarterly principal payments of $5,625 prior to maturity.

The Senior Credit Facility is scheduled to mature on July 8, 2016. The Company can terminate and prepay the Senior Credit Facility at any time without payment of any termination or prepayment penalty (other than customary breakage costs in respect of loans bearing interest at a rate based on LIBOR).

At the Company’s election, revolving loans under the Senior Credit Facility bear interest at annual rates equal to either (a) LIBOR for 1-, 2-, 3- or 6- month periods, as selected by the Company, plus an applicable margin ranging between 1.25% and 2.0%, or (b) the higher of the Bank of America, N.A. prime rate, the Federal Funds rate plus 0.5%, and a monthly LIBOR rate plus 1.0%, plus an applicable margin ranging between 0.25% and 1.0%. The Company also pays a commitment fee to the lenders under the Senior Credit Facility on the average amount by which the aggregate commitments of the lenders exceed utilization of the Senior Credit Facility ranging from 0.25% to 0.4% per annum. The applicable margin and the commitment fee are determined based on the Company’s Consolidated Net Leverage Ratio (with applicable margins and the commitment fee increasing as the ratio increases).

All obligations of the Company and the other borrowers under the Senior Credit Facility are required to be guaranteed by all of the Company’s material domestic subsidiaries, and all obligations of borrowers that are foreign subsidiaries are guaranteed by those foreign subsidiaries of the Company which the Company designates as guarantors.

Due to the rating agency upgrade announced on March 14, 2012 by Standard & Poor’s Financial Services, LLC (“S&P”), the security interests in domestic accounts receivable and inventories, certain shares of capital stock (or equivalent ownership interests) of the domestic borrowers’ and domestic guarantors’ subsidiaries, and proceeds of any of the foregoing securing obligations under the Senior Credit Facility were released. The Company will be required to reinstate such security interests if there is a ratings downgrade such that: (a) both (i) the Moody’s Investors Service, Inc. (“Moody’s”) rating is Ba2 and (ii) the S&P rating is BB, (b) (i) the Moody’s rating is Ba3 or lower and (ii) the S&P rating is below BBB- (with a stable outlook or better) or (c) (i) the Moody’s rating is below Baa3 (with a stable outlook or better) and (ii) the S&P rating is BB- or lower.

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

As of March 31, 2012, the amount utilized under the Senior Credit Facility including the term loan was $509,036 resulting in a total of $540,964 available under the Senior Credit Facility. The amount utilized included $411,700 of borrowings, $46,796 of standby letters of credit guaranteeing the Company’s industrial revenue bonds and $50,540 of standby letters of credit related to various insurance contracts and foreign vendor commitments. As of April 16, 2012, subsequent to the repayment of the outstanding senior 7.20% notes discussed below, the amount utilized under the Senior Credit Facility including the term loan was $827,136.

Senior Notes

On January 17, 2006, the Company issued $900,000 aggregate principal amount of 6.125% notes due January 15, 2016. Interest payable on these notes is subject to adjustment if either Moody’s or S&P, or both, upgrades or downgrades the rating assigned to the notes. Each rating agency downgrade results in a 0.25% increase in the interest rate, subject to a maximum increase of 1% per rating agency. If later the rating of these notes improves, then the interest rates would be reduced accordingly. Each 0.25% increase in the interest rate of these notes would increase the Company’s interest expense by approximately $63 per quarter per $100,000 of outstanding notes. In 2009, interest rates increased by an aggregate amount of 75 basis points as a result of downgrades by Moody’s and S&P. In the first quarter of 2012, interest rates decreased by 50 basis points as a result of the upgrades from S&P and Moody’s. Any future downgrades in the Company’s credit ratings could increase the cost of its existing credit and adversely affect the cost of and ability to obtain additional credit in the future.

In 2002, the Company issued $400,000 aggregate principal amount of its senior 7.20% notes due April 15, 2012. During 2011, the Company repurchased $63,730 of its senior 7.20% notes, at an average price equal to 102.72% of the principal amount. On April 16, 2012, the Company repaid the $336,300 principal amount of outstanding senior 7.20% notes, together with accrued interest of $12,106, at maturity using available borrowings under its Senior Credit Facility. As a result, the Company classified the outstanding senior 7.20% notes as long-term debt as of March 31, 2012.

13.	Fair value

ASC 825-10, formerly the FASB Staff Position FAS 107-1 and Accounting Principles Board Opinion 28-1, “Interim Disclosures About Fair Value of Financial Instruments”, requires disclosures about fair value of financial instruments in interim reporting periods of publicly-traded companies.

The fair values and carrying values of our debt instruments are detailed as follows:

	March 31, 2012		December 31, 2011
	Fair Value	Carrying Value	Fair Value	Carrying Value

7.20% senior notes, payable April 15, 2012 interest payable semiannually (1)	$334,925	336,270	336,606	336,270
6.125% notes, payable January 15, 2016 interest payable semiannually	989,100	900,000	963,900	900,000
Five-year senior secured credit facility, due July 8, 2016	411,700	411,700	298,000	298,000
Industrial revenue bonds, capital leases and other	51,758	51,758	52,169	52,169

Total long-term debt	1,787,483	1,699,728	1,650,675	1,586,439
Less current portion	57,309	57,309	386,591	386,255

Long-term debt, less current portion	1,730,174	1,642,419	1,264,084	1,200,184

(1)	On April 16, 2012, the Company repaid the $336,270 principal amount of outstanding senior 7.20% notes, together with accrued interest of $12,106 at maturity using available borrowings under its Senior Credit Facility. As a result, the Company classified the outstanding senior 7.20% notes as long-term debt as of March 31, 2012.

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

The Company has three reporting segments: the Mohawk segment, the Dal-Tile segment and the Unilin segment. The Mohawk segment designs, manufactures, sources, distributes and markets its floor covering product lines, which include carpets, ceramic tile, laminate, rugs, carpet pad, hardwood and resilient, primarily in North America through its network of regional distribution centers and satellite warehouses using Company-operated trucks, common carrier or rail transportation. The segment’s product lines are sold through various selling channels, which include independent floor covering retailers, home centers, mass merchandisers, department stores, commercial dealers and commercial end users. The Dal-Tile segment designs, manufactures, sources, distributes and markets a broad line of ceramic tile, porcelain tile, natural stone and other products, primarily in North America and Mexico through its network of regional distribution centers and Company-operated service centers using Company-operated trucks, common carriers or rail transportation. The segment’s product lines are sold through independent distributors, home center retailers, tile and flooring retailers and contractors. The Unilin segment designs, manufactures, sources, licenses, distributes and markets laminate and hardwood flooring, roofing systems, insulation panels and other wood products, primarily in North America and Europe through various selling channels, which include retailers, independent distributors and home centers.

For the three months ended March 31, 2012, net earnings attributable to the Company were $40.4 million, or diluted earnings per share (“EPS”) of $0.58, compared to the net earnings attributable to the Company of $23.4 million, or diluted EPS of $0.34, for the three months ended April 2, 2011. The increase in EPS was primarily attributable to the favorable net impact of price and product mix, higher sales volume which more than offset the unfavorable impact of raw materials inflation and the benefit of lower restructuring charges and lower interest costs on the Company’s outstanding debt.

Results of Operations

Quarter Ended March 31, 2012, as Compared with Quarter Ended April 2, 2011

Net sales

Net sales for the three months ended March 31, 2012 were $1,409.0 million, reflecting an increase of $65.4 million, or 4.9%, from the $1,343.6 million reported for the three months ended April 2, 2011. The increase was primarily driven by the positive net impact of price and product mix of approximately $38 million and higher volume of approximately $41 million, partially offset by the impact of unfavorable foreign exchange rates of approximately $14 million.

Mohawk Segment—Net sales increased $8.7 million, or 1.3%, to $700.0 million for the three months ended March 31, 2012, compared to $691.2 million for the three months ended April 2, 2011. The increase was primarily driven by the positive net impact of price and product mix of approximately $34 million, offset by lower volume of approximately $26 million. The lower volume was primarily attributable to lower demand of rug products in the mass merchandise channel.

Dal-Tile Segment—Net sales increased $48.5 million, or 14.1%, to $392.9 million for the three months ended March 31, 2012, compared to $344.4 million for the three months ended April 2, 2011. The increase was primarily driven by volume increases of approximately $52 million due to increases in home centers’ sales, expansion in the Mexican market, improvement in the commercial market and warmer weather.

Unilin Segment—Net sales increased $11.6 million, or 3.6%, to $337.4 million for the three months ended March 31, 2012, compared to $325.8 million for the three months ended April 2, 2011. The increase was primarily driven by volume increases of approximately $19 million and the positive net impact of price and product mix of approximately $5 million, partially offset by the impact of unfavorable foreign exchange rates of approximately $12 million. The volume increase was primarily attributable to European laminate flooring, insulation panels and other board sales.

Gross profit

Gross profit for the three months ended March 31, 2012 was $359.4 million (25.5% of net sales) and increased by $17.8 million or 5.2% compared to gross profit of $341.6 million (25.4% of net sales) for the three months ended April 2, 2011. The increase in gross profit dollars was primarily attributable to the favorable net impact of price and product mix of approximately $25 million, volume increases of approximately $10 million, lower restructuring charges of approximately $6 million and improved manufacturing costs of approximately $6 million. Partially offsetting these favorable items were higher inflationary costs of approximately $28 million primarily related to raw materials.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended March 31, 2012 were $287.5 million (20.4% of net sales), compared to $285.5 million (21.2% of net sales) for the three months ended April 2, 2011. As a percentage of sales, selling, general and administrative expenses decreased compared to the prior year primarily as a result of the Company’s ability to leverage higher sales and various cost savings initiatives.

Operating income

Operating income for the three months ended March 31, 2012 was $72.0 million (5.1% of net sales) reflecting an increase of $15.9 million, or 28.3%, compared to operating income of $56.1 million (4.2% of net sales) for the three months ended April 2, 2011. The increase was primarily driven by the favorable net impact of price and product mix of approximately $25 million, higher volume of approximately $10 million and lower restructuring charges of approximately $7 million, partially offset by higher inflationary costs of approximately $28 million primarily related to raw materials.

Mohawk Segment—Operating income was $25.3 million (3.6% of segment net sales) for the three months ended March 31, 2012 reflecting an increase of $8.2 million compared to operating income of $17.0 million (2.5% of segment net sales) for the three months ended April 2, 2011. The increase was primarily driven by the favorable net impact of price and product mix of approximately $23 million, lower manufacturing and selling, general and administrative costs of approximately $8 million and lower restructuring charges of approximately $7 million, partially offset by higher inflationary costs of approximately $23 million primarily related to raw materials and lower volume of $6 million.

Dal-Tile Segment—Operating income was $26.0 million (6.6% of segment net sales) for the three months ended March 31, 2012 reflecting an increase of $8.3 million compared to operating income of $17.7 million (5.1% of segment net sales) for the three months ended April 2, 2011. The increase was primarily driven by volume increases of approximately $14 million and operations productivity of approximately $2 million, partially offset by higher selling, general and administrative costs of $8 million attributed to increased volume and marketing investments.

Unilin Segment—Operating income was $27.1 million (8.0% of segment net sales) for the three months ended March 31, 2012 reflecting an increase of $0.9 million compared to operating income of $26.3 million (8.1% of segment net sales) for the three months ended April 2, 2011. The increase was primarily driven by the favorable net impact of price and product mix of approximately $3 million and volume increases of approximately $2 million, partially offset by higher inflationary costs of approximately $3 million and unfavorable foreign exchange rates of approximately $1 million.

Interest expense

Interest expense was $22.5 million for the three months ended March 31, 2012, reflecting a decrease of $4.1 million compared to interest expense of $26.6 million for the three months ended April 2, 2011. The decrease in interest expense in 2012 was due to lower interest costs on the Company’s outstanding debt.

Income tax expense

For the three months ended March 31, 2012, the Company recorded income tax expense of $10.3 million on earnings before income taxes of $51.3 million for an effective tax rate of 20.1%, as compared to an income tax expense of $5.0 million on earnings before income taxes of $29.5 million, resulting in an effective tax rate of 16.8% for the three months ended April 2, 2011. The difference in the effective tax rate for the comparative period is primarily due to the geographic dispersion of earnings and losses for the current period.

Liquidity and Capital Resources

The Company’s primary capital requirements are for working capital, capital expenditures and acquisitions. The Company’s capital needs are met primarily through a combination of internally generated funds, bank credit lines, term and senior notes and credit terms from suppliers.

Net cash used in operating activities in the first three months of 2012 was $44.5 million, including a tax deposit of €26.5 million paid to the Belgian tax authority as discussed in Note 11 in the notes to the condensed consolidated financial statements, compared to $67.4 million in the first three months of 2011. The favorable change in operating activities is primarily attributable to improved earnings and better utilization of working capital.

Net cash used in investing activities in the first three months of 2012 was $43.3 million compared to $52.8 million in the first three months of 2011. Cash used in investing activities primarily relates to various geographic capacity expansions. Capital spending during the remainder of 2012, excluding acquisition expenditures, is expected to range from approximately $180 million to $200 million and is intended to be used primarily to purchase equipment, add geographic capacity and to streamline manufacturing capabilities.

Net cash provided by financing activities in the first three months of 2012 was $72.0 million compared to $8.4 million in the first three months of 2011. The proceeds from the incremental term loan facility of $150.0 million discussed below were used to pay down the revolving portion of the Senior Credit Facility. The increase in total borrowings on the Senior Credit Facility was primarily used for the purchase of the non-controlling interest within the Dal-Tile segment for $35.0 million and funding of working capital.

On July 8, 2011, the Company entered into a five-year, senior, secured revolving credit facility (the “Senior Credit Facility”). The Senior Credit Facility provides for a maximum of $900.0 million of revolving credit, including limited amounts of credit in the form of letters of credit and swingline loans. The Company paid financing costs of $8.3 million in connection with its Senior Credit Facility. These costs were deferred and, along with unamortized costs of $12.3 million related to the Company’s prior senior, secured revolving credit facility, are being amortized over the term of the Senior Credit Facility.

On January 20, 2012, the Company entered into an amendment to the Senior Credit Facility that provides for an incremental term loan facility in the aggregate principal amount of $150.0 million. The Company paid financing costs of $1.0 million in connection with the amendment to its Senior Credit Facility. These costs were deferred and are being amortized over the remaining term of the Senior Credit Facility. The incremental term loan facility provides for eight scheduled quarterly principal payments of $1.875 million, with the first such payment due on June 30, 2012, followed by four scheduled quarterly principal payments of $3.750 million, with all remaining quarterly principal payments of $5.625 million prior to maturity.

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

Due to the rating agency upgrade announced on March 14, 2012 by Standard & Poor’s Financial Services, LLC (“S&P”), the security interests in domestic accounts receivable and inventories, certain shares of capital stock (or equivalent ownership interests) of the domestic borrowers’ and domestic guarantors’ subsidiaries, and proceeds of any of the foregoing securing obligations under the Senior Credit Facility were released. The Company will be required to reinstate such security interests if there is a ratings downgrade such that: (a) both (i) the Moody’s Investor’s Service, Inc. (“Moody’s”) rating is Ba2 and (ii) the S&P rating is BB, (b) (i) the Moody’s rating is Ba3 or lower and (ii) the S&P rating is below BBB- (with a stable outlook or better) or (c) (i) the Moody’s rating is below Baa3 (with a stable outlook or better) and (ii) the S&P rating is BB- or lower.

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

As of March 31, 2012, the amount utilized under the Senior Credit Facility including the term loan was $509.0 million resulting in a total of $541.0 million available under the Senior Credit Facility. The amount utilized included $411.7 million of borrowings, $46.8 million of standby letters of credit guaranteeing the Company’s industrial revenue bonds and $50.5 million of standby letters of credit related to various insurance contracts and foreign vendor commitments. As of April 16, 2012, subsequent to the repayment of the outstanding senior 7.20% notes discussed below, the amount utilized under the Senior Credit Facility including the term loan was $827.1 million.

On January 17, 2006, the Company issued $900.0 million aggregate principal amount of 6.125% notes due January 15, 2016. Interest payable on these notes is subject to adjustment if either Moody’s or S&P, or both, upgrades or downgrades the rating assigned to the notes. Each rating agency downgrade results in a 0.25% increase in the interest rate, subject to a maximum increase of 1% per rating agency. If later the rating of these notes improves, then the interest rates would be reduced accordingly. Each 0.25% increase in the interest rate of these notes would increase the Company’s interest expense by approximately $0.1 million per quarter per $100.0 million of outstanding notes. In 2009, interest rates increased by an aggregate amount of 75 basis points as a result of downgrades by Moody’s and S&P. In the first quarter of 2012, interest rates decreased by 50 basis points as a result of the upgrades from S&P and Moody’s. Any future downgrades in the Company’s credit ratings could increase the cost of its existing credit and adversely affect the cost of and ability to obtain additional credit in the future.

In 2002, the Company issued $400.0 million aggregate principal amount of its senior 7.20% notes due April 15, 2012. During 2011, the Company repurchased $63.7 million of its senior 7.20% notes, at an average price equal to 102.72% of the principal amount. On April 16, 2012, the Company repaid the $336.3 million principal amount of outstanding senior 7.20% notes, together with accrued interest of $12.1 million, at maturity using available borrowings under its Senior Credit Facility. As a result, the Company classified the outstanding senior 7.20% notes as long-term debt as of March 31, 2012.

The Company may continue, from time to time, to retire its outstanding debt through cash purchases in the open market, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amount involved may be material.

As of March 31, 2012, the Company had invested cash of $275.0 million, of which $264.4 million was held in money market AAA rated cash investments in Europe. While the Company’s plans are to permanently reinvest the cash held in Europe, the estimated cost of repatriation for the cash invested in Europe would be approximately $93 million. The Company believes that its cash and cash equivalents on hand, cash generated from operations and availability under its Senior Credit Facility will be sufficient to meet its capital expenditure, working capital and debt servicing requirements over the next twelve months.

Contractual Obligations

There have been no significant changes to the Company’s contractual obligations as disclosed in the Company’s 2011 Annual Report filed on Form 10-K.

Critical Accounting Policies and Estimates

There have been no significant changes to the Company’s critical accounting policies and estimates during the period. The Company’s critical accounting policies and estimates are described in its 2011 Annual Report filed on Form 10-K.

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

Forward-Looking Information

Certain of the statements in this Form 10-Q, particularly those anticipating future performance, business prospects, growth and operating strategies, and similar matters, and those that include the words “could,” “should,” “believes,” “anticipates,” “expects” and “estimates” or similar expressions constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For those statements, Mohawk claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. There can be no assurance that the forward-looking statements will be accurate because they are based on many assumptions, which involve risks and uncertainties. The following important factors could cause future results to differ: changes in economic or industry conditions; competition; inflation in raw material prices and other input costs; energy costs and supply; timing and level of capital expenditures; timing and implementation of price increases for the Company’s products; impairment charges; integration of acquisitions; international operations; introduction of new products; rationalization of operations; tax, product and other claims; litigation; and other risks identified in Mohawk’s SEC reports and public announcements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes to the Company’s exposure to market risk as disclosed in the Company’s 2011 Annual Report filed on Form 10-K.

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

In these actions, the plaintiffs, on behalf of themselves and/or a class of purchasers, seek three times the amount of unspecified damages allegedly suffered as a result of alleged overcharges in the price of polyurethane foam products from at least 1999 to the present. Each plaintiff also seeks attorney fees, pre-judgment and post-judgment interest, court costs, and injunctive relief against future violations. In April 2011, the Company filed a motion to dismiss the class action claims brought by the direct purchasers, and in May 2011, the Company moved to dismiss the claims brought by the indirect purchasers. On July 19, 2011, the Court issued a written opinion denying all defendants’ motions to dismiss. In December 2011, the Company was named as a defendant in a Canadian Class action, Hi ! Neighbor Floor Covering Co. Limited v. Hickory Springs Manufacturing Company, et al., filed in the Superior Court of Justice of Ontario, Canada, that alleges similar claims against the Company as raised in the U.S. actions and seeks unspecified damages and punitive damages. The Company denies all of the allegations in these actions and will vigorously defend itself.

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

Uncertainty in the credit markets could affect the overall availability and cost of credit. Despite recent improvement in overall economic conditions, the impact of the economic downturn on the Company’s ability to obtain financing, including any financing necessary to refinance existing indebtedness, in the future, and the cost and terms of it, remains uncertain. These and other economic factors could have a material adverse effect on demand for the Company’s products and on its financial condition and operating results. Further, these generally negative economic and business conditions may factor into the Company’s periodic credit ratings assessment by either or both Moody’s Investors Service, Inc. and Standard & Poor’s Financial Services, LLC. A rating agency’s evaluation is based on a number of factors, which include scale and diversification, brand strength, profitability, leverage, liquidity and interest coverage. Any future downgrades in the Company’s credit ratings would increase the cost of its existing credit and could adversely affect the cost of and ability to obtain additional credit in the future. A downgrade of the Company’s credit rating would increase interest expense on the Company’s senior unsecured notes by 25 basis points per downgrade. The Company can provide no assurances that downgrades will not occur.

If the Company were unable to meet certain covenants contained in the Senior Credit Facility, it may be required to repay borrowings under the Senior Credit Facility prior to their maturity and may lose access to the Senior Credit Facility for additional borrowings that may be necessary to fund its operations, which could have a material adverse effect on the Company’s business.

On July 8, 2011, the Company entered into a $900.0 million five-year, senior, secured revolving credit facility (the “Senior Credit Facility”). On January 20, 2012, the Company entered into an amendment to the Senior Credit Facility that provides for an incremental term loan facility in the aggregate principal amount of $150.0 million. As of March 31, 2012, the amount utilized under the Senior Credit Facility including the term loan was $509.0 million resulting in a total of $541.0 million available under the Senior Credit Facility. The amount utilized included $411.7 million of borrowings, $46.8 million of standby letters of credit guaranteeing the Company’s industrial revenue bonds and $50.5 million of standby letters of credit related to various insurance contracts and foreign vendor commitments. On April 16, 2012, the Company repaid the $336.3 million principal amount of outstanding senior 7.20% notes, together with accrued interest of $12.1 million, at maturity using available borrowings under its Senior Credit Facility. Subsequent to this repayment, the amount utilized under the Senior Credit Facility including the term loan was $827.1 million.

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

In the ordinary course of business, the Company is subject to a variety of product-related claims, lawsuits and legal proceedings, including those relating to product liability, product warranty, product recall, personal injury, and other matters that are inherently subject to many uncertainties regarding the possibility of a loss to the Company. Such matters could have a material adverse effect on its business, results of operations and financial condition if the Company is unable to successfully defend against or resolve these matters or if its insurance coverage is insufficient to satisfy any judgments against the Company or settlements relating to these matters. Although the Company has product liability insurance, the policies may not provide coverage for certain claims against the Company or may not be sufficient to cover all possible liabilities. Further, the Company may not be able to maintain insurance at commercially acceptable premium levels. Moreover, adverse publicity arising from claims made against the Company, even if the claims are not successful, could adversely affect the Company’s reputation or the reputation and sales of its products.

The Company manufactures, sources and sells many products internationally and is exposed to risks associated with doing business globally.

The Company’s manufacturing facilities in Mexico and Europe represent a significant portion of the Company’s capacity for ceramic tile and laminate flooring, respectively, and the Company’s European operations represent a significant source of the Company’s revenues and profits. The business, regulatory and political environments in these locations differ from those in the U.S. In addition, the Company increasingly sells products, operates plants and invests in companies in other parts of the world. The Company’s international sales, operations and investments are subject to risks and uncertainties, including:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

No.	Description

10.1*	Amendment No. 1 to Credit Agreement dated as of January 20, 2012 by and among the Company and certain of its subsidiaries, as Borrowers, certain of its subsidiaries, as Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender, and a L/C Issuer, the other lenders party thereto, and the other parties thereto (Incorporated herein by reference to Exhibit 10.1 of Mohawk’s Current Report on Form 8-K dated January 20, 2012).

31.1	Certification Pursuant to Rule 13a-14(a).

31.2	Certification Pursuant to Rule 13a-14(a).

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates exhibit incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOHAWK INDUSTRIES, INC.
(Registrant)

Dated: May 4, 2012	By:	/s/ Jeffrey S. Lorberbaum
JEFFREY S. LORBERBAUM
Chairman and Chief Executive Officer
(principal executive officer)

Dated: May 4, 2012	By:	/s/ Frank H. Boykin
FRANK H. BOYKIN
Chief Financial Officer
(principal financial officer)