Form 10-Q
period 2012-06-30
MOHAWK INDUSTRIES INC
filed 2012-08-03
CIK 851968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________
[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to

Commission File Number 01-13697
 __________________________________________
MOHAWK INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)
__________________________________________

Delaware	52-1604305
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

160 S. Industrial Blvd., Calhoun, Georgia	30701
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (706) 629-7721
__________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s classes of common stock as of July 30, 2012, the latest practicable date, is as follows: 68,996,161 shares of Common Stock, $.01 par value.

MOHAWK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

 MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
(In thousands)
(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$319,463	311,945
Receivables, net	782,122	686,165
Inventories	1,161,073	1,113,630
Prepaid expenses	127,505	112,779
Deferred income taxes	126,613	150,910
Other current assets	17,410	22,735
Total current assets	2,534,186	2,398,164
Property, plant and equipment, net	1,652,444	1,712,154
Goodwill	1,363,356	1,375,175
Tradenames	444,536	450,432
Other intangible assets, net	120,412	154,668
Deferred income taxes and other non-current assets	149,843	115,635
	$6,264,777	6,206,228
See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS’ EQUITY
(In thousands, except per share data)
(Unaudited)

	June 30, 2012	December 31, 2011
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$57,158	386,255
Accounts payable and accrued expenses	733,411	715,091
Total current liabilities	790,569	1,101,346
Deferred income taxes	334,070	355,653
Long-term debt, less current portion	1,570,530	1,200,184
Other long-term liabilities	93,290	99,537
Total liabilities	2,788,459	2,756,720
Commitments and contingencies (Notes 6 and 11)
Redeemable noncontrolling interest	—	33,723
Stockholders’ equity:
Preferred stock, $.01 par value; 60 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 150,000 shares authorized; 80,027 and 79,815 shares issued in 2012 and 2011, respectively	800	798
Additional paid-in capital	1,260,186	1,248,131
Retained earnings	2,468,330	2,354,765
Accumulated other comprehensive income, net	70,464	135,639
	3,799,780	3,739,333
Less treasury stock at cost; 11,032 and 11,034 shares in 2012 and 2011, respectively	323,462	323,548
Total stockholders’ equity	3,476,318	3,415,785
	$6,264,777	6,206,228
See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	June 30, 2012	July 2, 2011
Net sales	$1,469,793	1,477,854
Cost of sales	1,081,329	1,095,607
Gross profit	388,464	382,247
Selling, general and administrative expenses	280,746	280,547
Operating income	107,718	101,700
Interest expense	18,844	25,760
Other expense	440	396
Earnings before income taxes	88,434	75,544
Income tax expense	15,246	13,450
Net earnings	73,188	62,094
Less: Net earnings attributable to noncontrolling interest	—	1,191
Net earnings attributable to Mohawk Industries, Inc.	$73,188	60,903
Basic earnings per share attributable to Mohawk Industries, Inc.	$1.06	0.89
Weighted-average common shares outstanding—basic	68,984	68,744
Diluted earnings per share attributable to Mohawk Industries, Inc.	$1.06	0.88
Weighted-average common shares outstanding—diluted	69,259	68,981
See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Six Months Ended
	June 30, 2012	July 2, 2011
Net sales	$2,878,828	2,821,449
Cost of sales	2,130,938	2,097,610
Gross profit	747,890	723,839
Selling, general and administrative expenses	568,196	566,055
Operating income	179,694	157,784
Interest expense	41,342	52,355
Other expense (income)	(1,385)	381
Earnings before income taxes	139,737	105,048
Income tax expense	25,537	18,416
Net earnings	114,200	86,632
Less: Net earnings attributable to noncontrolling interest	635	2,287
Net earnings attributable to Mohawk Industries, Inc.	$113,565	84,345
Basic earnings per share attributable to Mohawk Industries, Inc.	$1.65	1.23
Weighted-average common shares outstanding—basic	68,923	68,709
Diluted earnings per share attributable to Mohawk Industries, Inc.	$1.64	1.22
Weighted-average common shares outstanding—diluted	69,204	68,942

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net earnings	$73,188	62,094	114,200	86,632
Other comprehensive income (loss):
Foreign currency translation adjustments	(120,116)	38,711	(65,155)	153,370
Pension prior service cost and actuarial gain (loss)	(37)	19	(20)	91
Other comprehensive income (loss)	(120,153)	38,730	(65,175)	153,461
Comprehensive income (loss)	(46,965)	100,824	49,025	240,093
Less: comprehensive income attributable to the noncontrolling interest	—	1,191	635	2,287
Comprehensive income (loss) attributable to Mohawk Industries, Inc.	$(46,965)	99,633	48,390	237,806
See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30, 2012	July 2, 2011
Cash flows from operating activities:
Net earnings	$114,200	86,632
Adjustments to reconcile net earnings to net cash provided by operating activities:
Restructuring	8,226	13,327
Depreciation and amortization	145,117	148,597
Deferred income taxes	1,717	331
(Gain) loss on disposal of property, plant and equipment	(7)	485
Stock-based compensation expense	8,399	6,038
Changes in operating assets and liabilities:
Receivables, net	(99,903)	(172,003)
Tax deposits	(31,820)	—
Inventories	(52,486)	(84,776)
Accounts payable and accrued expenses	16,000	38,418
Other assets and prepaid expenses	(6,313)	(7,193)
Other liabilities	(7,554)	(1,266)
Net cash provided by operating activities	95,576	28,590
Cash flows from investing activities:
Additions to property, plant and equipment	(87,687)	(112,519)
Investment in joint venture	(7,007)	—
Net cash used in investing activities	(94,694)	(112,519)
Cash flows from financing activities:
Payments on Senior Credit Facility	(653,675)	(637,430)
Proceeds from Senior Credit Facility	1,031,800	890,430
Repayment of senior notes	(336,270)	(298,248)
Payments on term loan and other debt	(582)	(125)
Debt issuance costs	(1,018)	—
Purchase of non-controlling interest	(35,000)	—
Distribution to non-controlling interest	(423)	(5,428)
Change in restricted cash	—	27,954
Change in outstanding checks in excess of cash	1,739	16,788
Proceeds from stock transactions	6,612	2,646
Net cash provided by (used in) financing activities	13,183	(3,413)
Effect of exchange rate changes on cash and cash equivalents	(6,547)	18,547
Net change in cash and cash equivalents	7,518	(68,795)
Cash and cash equivalents, beginning of period	311,945	354,217
Cash and cash equivalents, end of period	$319,463	285,422
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

Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income (Topic 220)—Presentation of Comprehensive Income” (“ASU 2011-05”) requires comprehensive income to be presented as a single continuous financial statement or in two separate but consecutive statements. The option of presenting other comprehensive income in the statement of stockholders’ equity was eliminated. The Company adopted ASU 2011-05 in the first quarter of 2012 and chose to present comprehensive income (loss) as two separate but consecutive statements.

Reclassification: Certain prior year amounts have been reclassified to conform to the current year presentation.

Foreign Currency Translation: Prior to the second quarter of 2012, operations carried out in Mexico used the U.S. dollar as the functional currency. Effective April 1, 2012, the Company changed the functional currency of its Mexico operations to the Mexican peso. The Company believes that the completion of a second plant in Mexico and growth in sales to the local Mexican market indicated a significant change in the economic facts and circumstances that justified the change in the functional currency. Consistent with the Company's policy on foreign currency translation disclosed in the Company's 2011 Annual Report filed on Form 10-K, the new functional currency will be translated into U.S. dollars for balance sheet accounts using the month end rates in effect as of the balance sheet date and average exchange rate for revenue and expense accounts for each respective period. The translation adjustments are deferred as a separate component of stockholders' equity, within other comprehensive income. The effects of the change in functional currency were not significant to the Company's condensed consolidated financial statements.

2.	Receivables, net

Receivables, net are as follows:

	June 30, 2012	December 31, 2011
Customers, trade	$794,691	696,856
Income tax receivable	613	1,703
Other	29,477	31,311
	824,781	729,870
Less allowance for discounts, returns, claims and doubtful accounts	42,659	43,705
Receivables, net	$782,122	686,165

3.	Inventories

The components of inventories are as follows:

	June 30, 2012	December 31, 2011
Finished goods	$719,102	670,877
Work in process	106,004	113,311
Raw materials	335,967	329,442
Total inventories	$1,161,073	1,113,630

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.	Goodwill and intangible assets

The components of goodwill and other intangible assets are as follows:

Goodwill:

	Mohawk	Dal-Tile	Unilin	Total
Balances as of December 31, 2011
Goodwill	$199,132	1,186,913	1,316,555	2,702,600
Accumulated impairment losses	(199,132)	(531,930)	(596,363)	(1,327,425)
	$—	654,983	720,192	1,375,175

Currency translation during the period	$—	—	(11,819)	(11,819)

Balances as of June 30, 2012
Goodwill	$199,132	1,186,913	1,304,736	2,690,781
Accumulated impairment losses	(199,132)	(531,930)	(596,363)	(1,327,425)
	$—	654,983	708,373	1,363,356

Intangible assets:

Indefinite life assets not subject to amortization:	Tradenames
Balance as of December 31, 2011	$450,432
Currency translation during the period	(5,896)
Balance as of June 30, 2012	$444,536

Intangible assets subject to amortization:	Customer relationships	Patents	Other	Total
Balances as of December 31, 2011	$64,958	88,544	1,166	154,668
Amortization during the period	(22,791)	(9,408)	(60)	(32,259)
Currency translation during the period	(191)	(1,809)	3	(1,997)
Balances as of June 30, 2012	$41,976	77,327	1,109	120,412

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Amortization expense	$15,998	17,975	32,259	35,374

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.	Accounts payable and accrued expenses

Accounts payable and accrued expenses are as follows:

	June 30, 2012	December 31, 2011
Outstanding checks in excess of cash	$19,329	17,590
Accounts payable, trade	381,503	372,616
Accrued expenses	169,554	154,560
Product warranties	34,867	30,144
Accrued interest	26,900	34,235
Deferred tax liability	7,320	8,760
Accrued compensation and benefits	93,938	97,186
Total accounts payable and accrued expenses	$733,411	715,091

6.	Product warranties

The Company warrants certain qualitative attributes of its products for up to 50 years. The Company records a provision for estimated warranty and related costs in accrued expenses, based on historical experience, and periodically adjusts these provisions to reflect actual experience.

The activity related to warranty obligations is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Balance at beginning of period	$32,680	36,437	30,144	37,265
Warranty claims paid during the period	(14,866)	(17,012)	(28,786)	(30,747)
Pre-existing warranty accrual adjustment during the period	—	489	—	3,484
Warranty expense during the period	17,053	12,138	33,509	22,050
Balance at end of period	$34,867	32,052	34,867	32,052

7.	Stock-based compensation

The Company recognizes compensation expense for all share-based payments granted based on the grant-date fair value estimated in accordance with the provisions of the Financial Accounting Standards Board Accounting Standards Codification topic (“ASC”) 718-10. Compensation expense is recognized on a straight-line basis over the options’ or other awards’ estimated lives for fixed awards with ratable vesting provisions.

Under the Company’s 2007 Incentive Plan (“2007 Plan”), the Company's principal stock compensation plan prior to May 9, 2012, the Company reserved up to a maximum of 3,200 shares of common stock for issuance upon the grant or exercise of stock options, restricted stock, restricted stock units (“RSUs”) and other types of awards, to directors and key employees through 2017. Option awards are granted with an exercise price equal to the market price of the Company’s common stock on the date of the grant and generally vest between three and five years with a 10-year contractual term. Restricted stock and RSUs are granted with a price equal to the market price of the Company’s common stock on the date of the grant and generally vest between three and five years. On May 9, 2012, the Company's stockholders approved the 2012 Long-Term Incentive Plan (“2012 Plan”), which allows the Company to reserve up to a maximum of 3,200 shares of common stock for issuance upon the grant or exercise of awards under the 2012 Plan. No additional awards may be granted under the 2007 Plan after May 9, 2012. As of June 30, 2012, there have been no awards granted under the 2012 Plan.

Under the 2007 Plan, the Company granted 83 and 76 options to employees at a weighted-average grant-date fair value of $28.71 and $25.39 per share for the six months ended June 30, 2012 and July 2, 2011, respectively. There were no options granted during the three months ended June 30, 2012 and July 2, 2011. The Company recognized stock-based compensation costs related to stock options of $518 ($328 net of taxes) and $450 ($285 net of taxes) for the three months ended June 30, 2012 and July 2, 2011, respectively, and $1,132 ($717 net of taxes) and $1,009 ($639 net of taxes) for the six months ended June 30, 2012 and July 2, 2011, respectively, which has been allocated to selling, general and administrative expenses. Pre-tax unrecognized compensation expense for stock options granted to employees and outside directors, net of estimated forfeitures,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

was $3,140 as of June 30, 2012, and will be recognized as expense over a weighted-average period of approximately 1.9 years.

The fair value of the option award is estimated on the date of grant using the Black-Scholes-Merton valuation model. Expected volatility is based on the historical volatility of the Company’s common stock. The Company uses historical data to estimate option exercise and forfeiture rates within the valuation model.

Under the 2007 Plan, the Company granted 261 and 196 RSUs at a weighted-average grant-date fair value of $65.98 and $57.34 per unit for the six months ended June 30, 2012 and July 2, 2011, respectively. There were no RSUs granted during the three months ended June 30, 2012 and July 2, 2011. The Company recognized stock-based compensation costs related to the issuance of RSUs of $2,311 ($1,464 net of taxes) and $1,708 ($1,082 net of taxes) for the three months ended June 30, 2012 and July 2, 2011, respectively, and $7,248 ($4,592 net of taxes) and $4,979 ($3,154 net of taxes) for the six months ended June 30, 2012 and July 2, 2011, respectively, which has been allocated to selling, general and administrative expenses. Pre-tax unrecognized compensation expense for unvested RSUs granted to employees, net of estimated forfeitures, was $20,072 as of June 30, 2012, and will be recognized as expense over a weighted-average period of approximately 3.4 years.

The Company did not grant any restricted stock awards for the six months ended June 30, 2012 and July 2, 2011. Compensation expense for restricted stock awards for the three months ended and six months ended June 30, 2012 and July 2, 2011, respectively, was not significant.

8.	Other Expense (Income)

Other Expense (Income) is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Foreign currency (gains) losses, net	$(1,052)	1,199	(6,702)	(1,783)
All other, net	1,492	(803)	5,317	2,164
Total other expense (income)	$440	396	(1,385)	381

9.	Earnings per share

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

Dilutive common stock options are included in the diluted EPS calculation using the treasury stock method. Common stock options and unvested restricted shares (units) that were not included in the diluted EPS computation because the price was greater than the average market price of the common shares for the six months ended June 30, 2012 and July 2, 2011 were 987 and 1,125, respectively.

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net earnings available to common stockholders	$73,188	60,903	113,565	84,345
Weighted-average common shares outstanding-basic and diluted:
Weighted-average common shares outstanding—basic	68,984	68,744	68,923	68,709
Add weighted-average dilutive potential common shares—options and RSUs to purchase common shares, net	275	237	281	233
Weighted-average common shares outstanding-diluted	69,259	68,981	69,204	68,942
Basic earnings per share attributable to Mohawk Industries, Inc.	$1.06	0.89	1.65	1.23
Diluted earnings per share attributable to Mohawk Industries, Inc.	$1.06	0.88	1.64	1.22

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.	Segment reporting

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

Segment information is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net sales:
Mohawk	$734,493	758,064	1,434,373	1,449,229
Dal-Tile	404,288	379,469	797,213	723,884
Unilin	354,374	363,097	691,798	688,929
Intersegment sales	(23,362)	(22,776)	(44,556)	(40,593)
	$1,469,793	1,477,854	2,878,828	2,821,449
Operating income (loss):
Mohawk	$37,136	31,201	62,418	48,241
Dal-Tile	36,432	32,138	62,460	49,838
Unilin	40,575	46,209	67,721	72,459
Corporate and intersegment eliminations	(6,425)	(7,848)	(12,905)	(12,754)
	$107,718	101,700	179,694	157,784

	June 30, 2012	December 31, 2011
Assets:
Mohawk	$1,791,376	1,769,065
Dal-Tile	1,742,563	1,732,818
Unilin	2,539,997	2,533,070
Corporate and intersegment eliminations	190,841	171,275
	$6,264,777	6,206,228

11.	Commitments, contingencies and other

The Company is involved in litigation from time to time in the regular course of its business. Except as noted below, there are no material legal proceedings pending or known by the Company to be contemplated to which the Company is a party or to which any of its property is subject.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Beginning in August 2010, a series of civil lawsuits were initiated in several U.S. federal courts alleging that certain manufacturers of polyurethane foam products and competitors of the Company’s carpet underlay division had engaged in price fixing in violation of U.S. antitrust laws. Mohawk has been named as a defendant in a number of the individual cases (the first filed on August 26, 2010), as well as in two consolidated amended class action complaints, the first filed on February 28, 2011, on behalf of a class of all direct purchasers of polyurethane foam products, and the second filed on March 21, 2011, on behalf of a class of indirect purchasers. All pending cases in which the Company has been named as a defendant have been filed in or transferred to the U.S. District Court for the Northern District of Ohio for consolidated pre-trial proceedings under the name In re: Polyurethane Foam Antitrust Litigation, Case No. 1:10-MDL-02196.

In these actions, the plaintiffs, on behalf of themselves and/or a class of purchasers, seek three times the amount of unspecified damages allegedly suffered as a result of alleged overcharges in the price of polyurethane foam products from at least 1999 to the present. Each plaintiff also seeks attorney fees, pre-judgment and post-judgment interest, court costs, and injunctive relief against future violations. In April 2011, the Company filed a motion to dismiss the class action claims brought by the direct purchasers, and in May 2011, the Company moved to dismiss the claims brought by the indirect purchasers. On July 19, 2011, the Court issued a written opinion denying all defendants’ motions to dismiss. In December 2011, the Company was named as a defendant in a Canadian Class action, Hi ! Neighbor Floor Covering Co. Limited v. Hickory Springs Manufacturing Company, et al., filed in the Superior Court of Justice of Ontario, Canada and Options Consommateures v. Vitafoam, Inc. et.al., filed in the Superior Court of Justice of Quebec, Montreal, Canada, both of which allege similar claims against the Company as raised in the U.S. actions and seek unspecified damages and punitive damages. The Company denies all of the allegations in these actions and will vigorously defend itself.

The Company believes that adequate provisions for resolution of all contingencies, claims and pending litigation have been made for probable losses and that the ultimate outcome of these actions will not have a material adverse effect on its financial condition but could have a material adverse effect on its results of operations in a given quarter or year.

In January 2012, the Company received a €24,000 assessment from the Belgian tax authority related to the year ended December 31, 2008. The Company disagrees with the view and conclusions of the Belgian tax authority, believes it is unlikely that the Belgian tax authority would be able to successfully defend the proposed changes, and intends to vigorously contest the assessment. The Company filed a formal protest in the first quarter of 2012, contesting the Belgian tax authority’s conclusions. In order to eliminate the accrual of additional interest on the assessed amount, the Company remitted payment of the entire assessment, plus interest to date of approximately €2,500, in the first quarter of 2012. If the Company is successful in its defense of this matter, such deposit earns 7% interest per year. In addition, during the fourth quarter of 2011, the Company received notification from the Belgian tax authority of its intent to increase the Company’s tax base related to the year ended December 31, 2009. The Belgian tax authority investigation is ongoing. Although there can be no assurances, the Company believes the ultimate outcome of these actions will not have a material adverse effect on its financial condition but could have a material adverse effect on its results of operations in a given quarter or year.

The Company recorded pre-tax business restructuring charges of $8,226 for the three and six months ended June 30, 2012, of which $6,636 was recorded as cost of sales and $1,590 was recorded as selling, general and administrative expenses for the same periods, respectively. For the three and six months ended July 2, 2011, the Company recorded pre-tax business restructuring charges of $6,514 and $13,327 respectively, of which $5,532 and $11,879 was recorded as cost of sales and $982 and $1,448 was recorded as selling, general and administrative expenses for the same periods, respectively. The charges for 2012 and 2011 primarily relate to the Company’s actions taken to lower its cost structure and improve the efficiency of its manufacturing and distribution operations as the Company adjusts to current economic conditions.

The restructuring activity for the six months ended June 30, 2012 is as follows:

	Lease impairments	Asset write-downs	Severance	Other restructuring costs	Total
Balance as of December 31, 2011	$10,956	—	2,378	1,511	14,845
Provision - Unilin Segment	—	138	668	38	844
Provision - Mohawk Segment	—	4,328	2,650	404	7,382
Cash payments	(1,743)	—	(3,497)	(425)	(5,665)
Non-cash items	—	(4,466)	—	—	(4,466)
Balance as of June 30, 2012	$9,213	—	2,199	1,528	12,940

The Company expects the remaining severance costs, lease impairments and other restructuring costs to be paid over the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

next four years.

Subsequent to the balance sheet date, the Company announced plans to consolidate operations of a facility in the Mohawk segment in order to streamline manufacturing capabilities. The Company is finalizing its estimates and expects to record a restructuring charge in the third quarter of 2012.

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

On January 20, 2012, the Company entered into an amendment to the Senior Credit Facility that provides for an incremental term loan facility in the aggregate principal amount of $150,000. The Company paid financing costs of $1,018 in connection with the amendment to its Senior Credit Facility. These costs were deferred and are being amortized over the remaining term of the Senior Credit Facility. The incremental term loan facility provides for eight scheduled quarterly principal payments of $1,875, with the first such payment due on June 30, 2012, followed by four scheduled quarterly principal payments of $3,750, with remaining quarterly principal payments of $5,625 prior to maturity.

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

As of June 30, 2012, the amount utilized under the Senior Credit Facility including the term loan was $773,461 resulting in a total of $274,664 available under the Senior Credit Facility. The amount utilized included $676,125 of borrowings, $46,796

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

of standby letters of credit guaranteeing the Company’s industrial revenue bonds and $50,540 of standby letters of credit related to various insurance contracts and foreign vendor commitments.

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

The fair values and carrying values of our debt instruments are detailed as follows:

	June 30, 2012		December 31, 2011
	Fair Value	Carrying Value	Fair Value	Carrying Value
7.20% senior notes, payable April 15, 2012 interest payable semiannually	$—	—	336,606	336,270
6.125% notes, payable January 15, 2016 interest payable semiannually	989,100	900,000	963,900	900,000
Five-year senior secured credit facility, due July 8, 2016	676,125	676,125	298,000	298,000
Industrial revenue bonds, capital leases and other	51,563	51,563	52,169	52,169
Total long-term debt	1,716,788	1,627,688	1,650,675	1,586,439
Less current portion	57,158	57,158	386,591	386,255
Long-term debt, less current portion	$1,659,630	1,570,530	1,264,084	1,200,184

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

Overview

The Company is a leading producer of floor covering products for residential and commercial applications in the United States and residential applications in Europe. The Company is the second largest carpet and rug manufacturer and one of the largest manufacturers, marketers and distributors of ceramic tile, natural stone and hardwood flooring in the U.S., as well as a leading producer of laminate flooring in the U.S. and Europe. The Company is expanding its international presence through investments in Australia, Brazil, China, Mexico and Russia. The Company had annual net sales in 2011 of $5.6 billion.

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

For the three months ended June 30, 2012, net earnings attributable to the Company were $73.2 million, or diluted earnings per share (“EPS”) of $1.06, compared to the net earnings attributable to the Company of $60.9 million, or diluted EPS of $0.88, for the three months ended July 2, 2011. The increase in EPS was primarily attributable to operations productivity, the favorable net impact of price and product mix and lower interest costs, partially offset by the unfavorable impact of raw materials inflation.

For the six months ended June 30, 2012, net earnings attributable to the Company were $113.6 million, or diluted EPS of $1.64, compared to the net earnings attributable to the Company of $84.3 million, or diluted EPS of $1.22 for the six months ended July 2, 2011. The increase in EPS was primarily attributable to the favorable net impact of price and product mix, operations productivity, lower interest costs and higher sales volume, partially offset by the unfavorable impact of raw materials inflation.

Foreign Currency Translation: Prior to the second quarter of 2012, operations carried out in Mexico used the U.S. dollar as the functional currency. Effective April 1, 2012, the Company changed the functional currency of its Mexico operations to the Mexican peso. The Company believes that the completion of a second plant in Mexico and growth in sales to the local Mexican market indicated a significant change in the economic facts and circumstances that justified the change in the functional currency. Consistent with the Company's policy on foreign currency translation disclosed in the Company's 2011 Annual Report filed on Form 10-K, the new functional currency will be translated into U.S. dollars for balance sheet accounts using the month end rates in effect as of the balance sheet date and average exchange rate for revenue and expense accounts for each respective period. The translation adjustments are deferred as a separate component of stockholders' equity, within other comprehensive income. The effects of the change in functional currency were not significant to the Company's condensed consolidated financial statements.

Results of Operations

Quarter Ended June 30, 2012, as Compared with Quarter Ended July 2, 2011

Net sales

Net sales for the three months ended June 30, 2012 were $1,469.8 million, reflecting a decrease of $8.1 million, or 0.5%, from the $1,477.9 million reported for the three months ended July 2, 2011. The decrease was primarily driven by the impact of unfavorable foreign exchange rates of approximately $36 million and lower volume of approximately $16 million, which was partially offset by the favorable net impact of price and product mix of approximately $44 million.

Mohawk Segment—Net sales decreased $23.6 million, or 3.1%, to $734.5 million for the three months ended June 30, 2012, compared to $758.1 million for the three months ended July 2, 2011. The decrease was primarily driven by lower volume of approximately $61 million, which was partially offset by the favorable net impact of price and product mix of approximately $37 million. The lower volume reflected carpet industry trends with commercial and residential sales slowing. Also contributing to the volume decline were lower retail rug sales, as well as retailers deferring promotional activities and further inventory reductions in the channel.

Dal-Tile Segment—Net sales increased $24.8 million, or 6.5%, to $404.3 million for the three months ended June 30, 2012, compared to $379.5 million for the three months ended July 2, 2011. The increase was primarily driven by volume increases of approximately $24 million and the favorable net impact of price and product mix of approximately $5 million, partially offset by the impact of unfavorable foreign exchange rates of approximately $4 million. The volume increases were attributable to improvement in the commercial and residential channel, as well as, growth in the Mexican market.

Unilin Segment—Net sales decreased $8.7 million, or 2.4%, to $354.4 million for the three months ended June 30, 2012, compared to $363.1 million for the three months ended July 2, 2011. The decrease was primarily driven by the impact of unfavorable foreign exchange rates of approximately $33 million, which was partially offset by volume increases of approximately $22 million and the favorable net impact of price and product mix of approximately $2 million. The volume increases were primarily attributable to panels and U.S. laminate flooring.

Gross profit

Gross profit for the three months ended June 30, 2012 was $388.5 million (26.4% of net sales) and increased by $6.2 million or 1.6% compared to gross profit of $382.2 million (25.9% of net sales) for the three months ended July 2, 2011. The increase in gross profit dollars was primarily attributable to operations productivity of approximately $18 million and the favorable net impact of price and product mix of approximately $15 million, partially offset by higher inflationary costs of approximately $18 million and the impact of unfavorable foreign exchange rates of approximately $7 million.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended June 30, 2012 were $280.7 million (19.1% of net sales), compared to $280.5 million (19.0% of net sales) for the three months ended July 2, 2011. Changes in selling, general and administrative expenses were primarily driven by approximately $6 million in costs associated with sales channel and geographic expansion and the related volume increases, offset by approximately $6 million in favorable foreign exchange rates.

Operating income

Operating income for the three months ended June 30, 2012 was $107.7 million (7.3% of net sales) reflecting an increase of $6.0 million, or 5.9%, compared to operating income of $101.7 million (6.9% of net sales) for the three months ended July 2, 2011. The increase was primarily driven by operations productivity of approximately $18 million and the favorable net impact of price and product mix of approximately $15 million, partially offset by higher inflationary costs of approximately $18 million and approximately $6 million of costs associated with sales channel and geographic expansion and the related volume increases.

Mohawk Segment—Operating income was $37.1 million (5.1% of segment net sales) for the three months ended June 30, 2012 reflecting an increase of $5.9 million compared to operating income of $31.2 million (4.1% of segment net sales) for the three months ended July 2, 2011. The increase was primarily driven by the favorable net impact of price and product mix of approximately $21 million and operations productivity of approximately $9 million, partially offset by lower volume of approximately $16 million and higher inflationary costs of approximately $8 million.

Dal-Tile Segment—Operating income was $36.4 million (9.0% of segment net sales) for the three months ended June 30, 2012 reflecting an increase of $4.3 million compared to operating income of $32.1 million (8.5% of segment net sales) for the three months ended July 2, 2011. The increase was primarily driven by volume increases of approximately $8 million, operations productivity of approximately $4 million and the impact of favorable foreign exchange rates of approximately $3 million, partially offset by approximately $4 million of costs associated with sales channel expansion and the related volume increases, the unfavorable net impact of price and product mix of approximately $3 million and higher inflationary costs of approximately $3 million.

Unilin Segment—Operating income was $40.6 million (11.4% of segment net sales) for the three months ended June 30, 2012 reflecting a decrease of $5.6 million compared to operating income of $46.2 million (12.7% of segment net sales) for the three months ended July 2, 2011. The decrease was primarily driven by higher inflationary costs of approximately $7 million, the impact of unfavorable foreign exchange rates of approximately $4 million, approximately $3 million of costs primarily associated with geographic expansion and the unfavorable net impact of price and product mix of approximately $3 million, partially offset by higher volume of approximately $8 million and operations productivity of approximately $6 million.

Interest expense

Interest expense was $18.8 million for the three months ended June 30, 2012, reflecting a decrease of $6.9 million compared to interest expense of $25.8 million for the three months ended July 2, 2011. The decrease in interest expense in 2012 was due to lower interest rates on the Company’s outstanding debt. The lower interest rates were primarily attributable to the shift from higher interest rate senior notes to the Senior Credit Facility and the rating agency upgrades discussed in Liquidity and Capital Resources.

Income tax expense

For the three months ended June 30, 2012, the Company recorded income tax expense of $15.2 million on earnings before income taxes of $88.4 million for an effective tax rate of 17.2%, as compared to an income tax expense of $13.5 million on earnings before income taxes of $75.5 million, resulting in an effective tax rate of 17.8% for the three months ended July 2, 2011. The difference in the effective tax rate for the comparative period is primarily due to the geographic dispersion of earnings and losses for the current period compared to the prior period.

Six Months Ended June 30, 2012, as Compared with Six Months Ended July 2, 2011

Net sales

Net sales for the six months ended June 30, 2012 were $2,878.8 million, reflecting an increase of $57.4 million, or 2.0%, from the $2,821.4 million reported for the six months ended July 2, 2011. The increase was primarily driven by the favorable net impact of price and product mix of approximately $82 million and higher volume of approximately $25 million, partially offset by the impact of unfavorable foreign exchange rates of approximately $50 million.

Mohawk Segment—Net sales decreased $14.9 million, or 1.0%, to $1,434.4 million for the six months ended June 30, 2012, compared to $1,449.2 million for the six months ended July 2, 2011. The decrease was primarily driven by lower volume of approximately $87 million, partially offset by the favorable net impact of price and product mix of approximately $72 million. The lower volume reflected carpet industry trends with commercial and residential sales slowing. Also contributing to the volume decline were lower retail rug sales, as well as retailers deferring promotional activities and further inventory reductions in the channel.

Dal-Tile Segment—Net sales increased $73.3 million, or 10.1%, to $797.2 million for the six months ended June 30, 2012, compared to $723.9 million for the six months ended July 2, 2011. The increase was primarily driven by volume increases of approximately $75 million due to improvement in the commercial and residential channel, as well as, growth in the Mexican market.

Unilin Segment—Net sales increased $2.9 million, or 0.4%, to $691.8 million for the six months ended June 30, 2012, compared to $688.9 million for the six months ended July 2, 2011. The increase was primarily driven by volume increases of approximately $41 million and the favorable net impact of price and product mix of approximately $7 million, partially offset by the impact of unfavorable foreign exchange rates of approximately $45 million. The volume increase was primarily attributable to panels and laminate flooring.

Gross profit

Gross profit for the six months ended June 30, 2012 was $747.9 million (26.0% of net sales) and increased by $24.1 million or 3.3% compared to gross profit of $723.8 million (25.7% of net sales) for the six months ended July 2, 2011. The increase in gross profit dollars was primarily attributable to the favorable net impact of price and product mix of approximately $40 million, operations productivity of approximately $24 million, volume increases of approximately $10 million and lower restructuring charges of approximately $5 million. Partially offsetting these favorable items were higher inflationary costs of approximately $46 million primarily related to raw materials and the impact of unfavorable foreign exchange rates of approximately $9 million.

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended June 30, 2012 were $568.2 million (19.7% of net sales), compared to $566.1 million (20.1% of net sales) for the six months ended July 2, 2011. Changes in selling, general and administrative expenses were primarily driven by approximately $10 million in costs associated with sales channel expansion and the related volume increases, partially offset by approximately $8 million in favorable foreign exchange rates.

Operating income

Operating income for the six months ended June 30, 2012 was $179.7 million (6.2% of net sales) reflecting an increase of $21.9 million, or 13.9%, compared to operating income of $157.8 million (5.6% of net sales) for the six months ended July 2, 2011. The increase was primarily driven by the favorable net impact of price and product mix of approximately $40 million, operations productivity of approximately $24 million, higher volume of approximately $10 million and lower restructuring charges of approximately $5 million, partially offset by higher inflationary costs of approximately $46 million primarily related to raw materials and approximately $10 million of costs associated with sales channel expansion and the related volume increases.

Mohawk Segment—Operating income was $62.4 million (4.4% of segment net sales) for the six months ended June 30, 2012 reflecting an increase of $14.2 million compared to operating income of $48.2 million (3.3% of segment net sales) for the six months ended July 2, 2011. The increase was primarily driven by the favorable net impact of price and product mix of approximately $43 million, operations productivity of approximately $12 million, lower selling, general and administrative costs of approximately $7 million and lower restructuring charges of approximately $6 million, partially offset by higher inflationary costs of approximately $31 million primarily related to raw materials and lower volume of $22 million.

Dal-Tile Segment—Operating income was $62.5 million (7.8% of segment net sales) for the six months ended June 30, 2012 reflecting an increase of $12.6 million compared to operating income of $49.8 million (6.9% of segment net sales) for the six months ended July 2, 2011. The increase was primarily driven by volume increases of approximately $22 million, operations productivity of approximately $7 million and the impact of favorable foreign exchange rates of approximately $5 million, partially offset by approximately $9 million of costs associated with sales channel expansion and the related volume increases, inflationary costs of approximately $5 million and the unfavorable net impact of price and product mix of approximately $3 million.

Unilin Segment—Operating income was $67.7 million (9.8% of segment net sales) for the six months ended June 30, 2012 reflecting a decrease of $4.7 million compared to operating income of $72.5 million (10.5% of segment net sales) for the six months ended July 2, 2011. The decrease was primarily driven by higher inflationary costs of approximately $10 million, unfavorable foreign exchange rates of approximately $5 million and approximately $4 million of costs primarily associated with geographic expansion, partially offset by volume increases of approximately $10 million and operations productivity of approximately $6 million.

Interest expense

Interest expense was $41.3 million for the six months ended June 30, 2012, reflecting a decrease of $11.0 million compared to interest expense of $52.4 million for the six months ended July 2, 2011. The decrease in interest expense in 2012 was due to lower interest rates on the Company’s outstanding debt. The lower interest rates were primarily attributable to the shift from higher interest rate senior notes to the Senior Credit Facility and the rating agency upgrades discussed in Liquidity and Capital Resources.

Income tax expense

For the six months ended June 30, 2012, the Company recorded income tax expense of $25.5 million on earnings before income taxes of $139.7 million for an effective tax rate of 18.3%, as compared to an income tax expense of $18.4 million on earnings before income taxes of $105.0 million, resulting in an effective tax rate of 17.5% for the six months ended July 2, 2011. The difference in the effective tax rate for the comparative period is primarily due to the geographic dispersion of earnings and losses for the current period compared to the prior period.

Liquidity and Capital Resources

The Company’s primary capital requirements are for working capital, capital expenditures and acquisitions. The Company’s capital needs are met primarily through a combination of internally generated funds, bank credit lines, term and senior notes and credit terms from suppliers.

Net cash provided by operating activities in the first six months of 2012 increased $67.0 million to $95.6 million, compared to $28.6 million in the first six months of 2011. The favorable change in operating activities is primarily attributable to improved earnings and changes in net working capital, partially offset by a tax deposit of €26.5 million paid to the Belgian tax authority as discussed in Note 11 in the notes to the condensed consolidated financial statements. For the six months ended June 30, 2012, the $99.9 million increase in receivables is primarily related to timing and the $52.5 million increase in inventory is primarily related to seasonal demand and plant start-ups.

Net cash used in investing activities in the first six months of 2012 was $94.7 million compared to $112.5 million in the first six months of 2011. Cash used in investing activities primarily relates to various geographic capacity expansions. Capital spending during the remainder of 2012, excluding acquisition expenditures, is expected to range from approximately $115 million to $135 million and is intended to be used primarily to purchase equipment, add geographic capacity and to streamline manufacturing capabilities. During the second quarter of 2012, the Company's Unilin segment made a $7.0 million equity investment in a laminate flooring facility in Brazil.

Net cash provided by financing activities in the first six months of 2012 was $13.2 million compared to net cash used in financing activities of $3.4 million in the first six months of 2011. The proceeds from the incremental term loan facility of $150.0 million discussed below were used to pay down the revolving portion of the Senior Credit Facility. The increase in total borrowings on the Senior Credit Facility was primarily used to pay down its senior 7.20% notes due April 15, 2012, as well as, the purchase of the non-controlling interest within the Dal-Tile segment for $35.0 million and funding of working capital.

On July 8, 2011, the Company entered into a five-year, senior, secured revolving credit facility (the “Senior Credit Facility”). The Senior Credit Facility provides for a maximum of $900.0 million of revolving credit, including limited amounts of credit in the form of letters of credit and swingline loans. The Company paid financing costs of $8.2 million in connection with its Senior Credit Facility. These costs were deferred and, along with unamortized costs of $12.3 million related to the Company’s prior senior, secured revolving credit facility, are being amortized over the term of the Senior Credit Facility.

On January 20, 2012, the Company entered into an amendment to the Senior Credit Facility that provides for an incremental term loan facility in the aggregate principal amount of $150.0 million. The Company paid financing costs of $1.0 million in connection with the amendment to its Senior Credit Facility. These costs were deferred and are being amortized over the remaining term of the Senior Credit Facility. The incremental term loan facility provides for eight scheduled quarterly principal payments of $1.875 million, with the first such payment due on June 30, 2012, followed by four scheduled quarterly principal payments of $3.750 million, with remaining quarterly principal payments of $5.625 million prior to maturity.

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

The Senior Credit Facility includes certain affirmative and negative covenants that impose restrictions on the Company’s financial and business operations, including limitations on liens, indebtedness, investments, fundamental changes, asset dispositions, dividends and other similar restricted payments, transactions with affiliates, payments and modifications of certain existing debt, future negative pledges, and changes in the nature of the Company’s business. Many of these limitations are subject to numerous exceptions. The Company is also required to maintain a Consolidated Interest Coverage Ratio of at least 3.00 to 1.0 and a Consolidated Net Leverage Ratio of no more than 3.75 to 1.0, each as of the last day of any fiscal quarter, as defined in the Senior Credit Facility. The Senior Credit Facility also contains customary representations and warranties and events of default, subject to customary grace periods.

As of June 30, 2012, the amount utilized under the Senior Credit Facility including the term loan was $773.5 million, resulting in a total of $274.7 million available under the Senior Credit Facility. The amount utilized included $676.1 million of borrowings, $46.8 million of standby letters of credit guaranteeing the Company’s industrial revenue bonds and $50.5 million of standby letters of credit related to various insurance contracts and foreign vendor commitments.

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

As of June 30, 2012, the Company had invested cash of $267.1 million, of which $261.1 million was held in investment grade money market cash investments in Europe. While the Company’s plans are to permanently reinvest the cash held in Europe, the estimated cost of repatriation for the cash invested in Europe would be approximately $91 million. The Company believes that its cash and cash equivalents on hand, cash generated from operations and availability under its Senior Credit Facility will be sufficient to meet its capital expenditure, working capital and debt servicing requirements over the next twelve months.

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

As of June 30, 2012, approximately 55% of the Company's debt portfolio was comprised of fixed-rate debt and 45% was floating-rate debt. A 1.0 percentage point change in the interest rate of the floating-rate debt would not have a material impact on the Company's results of operations. There have been no other significant changes to the Company’s exposure to market risk as disclosed in the Company’s 2011 Annual Report filed on Form 10-K.

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

Beginning in August 2010, a series of civil lawsuits were initiated in several U.S. federal courts alleging that certain manufacturers of polyurethane foam products and competitors of the Company’s carpet underlay division had engaged in price fixing in violation of U.S. antitrust laws. Mohawk has been named as a defendant in a number of the individual cases (the first filed on August 26, 2010), as well as in two consolidated amended class action complaints, the first filed on February 28, 2011, on behalf of a class of all direct purchasers of polyurethane foam products, and the second filed on March 21, 2011, on behalf of a class of indirect purchasers. All pending cases in which the Company has been named as a defendant have been filed in or transferred to the U.S. District Court for the Northern District of Ohio for consolidated pre-trial proceedings under the name In re: Polyurethane Foam Antitrust Litigation, Case No. 1:10-MDL-02196.

In these actions, the plaintiffs, on behalf of themselves and/or a class of purchasers, seek three times the amount of unspecified damages allegedly suffered as a result of alleged overcharges in the price of polyurethane foam products from at least 1999 to the present. Each plaintiff also seeks attorney fees, pre-judgment and post-judgment interest, court costs, and injunctive relief against future violations. In April 2011, the Company filed a motion to dismiss the class action claims brought by the direct purchasers, and in May 2011, the Company moved to dismiss the claims brought by the indirect purchasers. On July 19, 2011, the Court issued a written opinion denying all defendants’ motions to dismiss. In December 2011, the Company was named as a defendant in a Canadian Class action, Hi ! Neighbor Floor Covering Co. Limited v. Hickory Springs Manufacturing Company, et al., filed in the Superior Court of Justice of Ontario, Canada and Options Consommateures v. Vitafoam, Inc. et.al., filed in the Superior Court of Justice of Quebec, Montreal, Canada, both of which allege similar claims against the Company as raised in the U.S. actions and seek unspecified damages and punitive damages. The Company denies all of the allegations in these actions and will vigorously defend itself.

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

On July 8, 2011, the Company entered into a $900.0 million five-year, senior, secured revolving credit facility (the “Senior Credit Facility”). On January 20, 2012, the Company entered into an amendment to the Senior Credit Facility that provides for an incremental term loan facility in the aggregate principal amount of $150.0 million. As of June 30, 2012, the amount utilized under the Senior Credit Facility including the term loan was $773.5 million resulting in a total of $274.7 million available under the Senior Credit Facility. The amount utilized included $676.1 million of borrowings, $46.8 million of standby letters of credit guaranteeing the Company’s industrial revenue bonds and $50.5 million of standby letters of credit related to various insurance contracts and foreign vendor commitments.

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

As part of the Company’s business strategy, the Company intends to continue to pursue a wide array of potential strategic transactions, including acquisitions of complementary businesses, as well as strategic investments and joint ventures. Although the Company regularly evaluates such opportunities, the Company may not be able to successfully identify suitable acquisition candidates or investment opportunities, to obtain sufficient financing on acceptable terms to fund such strategic transactions, to complete acquisitions and integrate acquired businesses with the Company’s existing businesses, or to manage profitably acquired businesses or strategic investments.

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

The Company generates license revenue from certain patents that expire in 2017. The Company continues to develop new sources of revenue to offset the expiration in its UNICLIC family of patents. The failure to develop alternative revenues could have a material adverse effect on the Company’s business.

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
10.1*
Mohawk Industries, Inc. 2012 Incentive Plan (incorporated herein by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-13697) filed with the Securities and Exchange Commission on April 3, 2012).

10.2	Mohawk Industries, Inc. 2012 Non-Employee Director Compensation Plan.

31.1	Certification Pursuant to Rule 13a-14(a).

31.2	Certification Pursuant to Rule 13a-14(a).

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates exhibit incorporated by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOHAWK INDUSTRIES, INC.
(Registrant)

Dated:	August 3, 2012	By:	/s/ Jeffrey S. Lorberbaum
JEFFREY S. LORBERBAUM
Chairman and Chief Executive Officer
(principal executive officer)

Dated:	August 3, 2012	By:	/s/ Frank H. Boykin
FRANK H. BOYKIN
Chief Financial Officer
(principal financial officer)