Form 10-Q
period 2012-09-29
MOHAWK INDUSTRIES INC
filed 2012-11-02
CIK 851968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________
[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2012

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s classes of common stock as of October 29, 2012, the latest practicable date, is as follows: 69,060,413 shares of Common Stock, $.01 par value.

MOHAWK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

 MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
(In thousands)
(Unaudited)

	September 29, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$380,842	311,945
Receivables, net	817,214	686,165
Inventories	1,139,403	1,113,630
Prepaid expenses	128,497	112,779
Deferred income taxes	112,995	150,910
Other current assets	17,778	22,735
Total current assets	2,596,729	2,398,164
Property, plant and equipment, net	1,657,226	1,712,154
Goodwill	1,371,494	1,375,175
Tradenames	448,425	450,432
Other intangible assets, net	105,832	154,668
Deferred income taxes and other non-current assets	122,906	115,635
	$6,302,612	6,206,228
See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS’ EQUITY
(In thousands, except per share data)
(Unaudited)

	September 29, 2012	December 31, 2011
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$57,673	386,255
Accounts payable and accrued expenses	761,186	715,091
Total current liabilities	818,859	1,101,346
Deferred income taxes	329,190	355,653
Long-term debt, less current portion	1,467,269	1,200,184
Other long-term liabilities	92,359	99,537
Total liabilities	2,707,677	2,756,720
Commitments and contingencies (Notes 6 and 11)
Redeemable noncontrolling interest	—	33,723
Stockholders’ equity:
Preferred stock, $.01 par value; 60 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 150,000 shares authorized; 80,087 and 79,815 shares issued in 2012 and 2011, respectively	801	798
Additional paid-in capital	1,266,108	1,248,131
Retained earnings	2,538,634	2,354,765
Accumulated other comprehensive income, net	112,854	135,639
	3,918,397	3,739,333
Less treasury stock at cost; 11,032 and 11,034 shares in 2012 and 2011, respectively	323,462	323,548
Total stockholders’ equity	3,594,935	3,415,785
	$6,302,612	6,206,228
See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	September 29, 2012	October 1, 2011
Net sales	$1,473,493	1,442,512
Cost of sales	1,100,656	1,084,889
Gross profit	372,837	357,623
Selling, general and administrative expenses	268,883	266,159
Operating income	103,954	91,464
Interest expense	17,969	25,132
Other expense	322	13,413
Earnings before income taxes	85,663	52,919
Income tax expense	15,359	5,223
Net earnings	70,304	47,696
Less: Net earnings attributable to noncontrolling interest	—	1,050
Net earnings attributable to Mohawk Industries, Inc.	$70,304	46,646
Basic earnings per share attributable to Mohawk Industries, Inc.	$1.02	0.68
Weighted-average common shares outstanding—basic	69,010	68,759
Diluted earnings per share attributable to Mohawk Industries, Inc.	$1.01	0.68
Weighted-average common shares outstanding—diluted	69,337	68,954
See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Nine Months Ended
	September 29, 2012	October 1, 2011
Net sales	$4,352,321	4,263,961
Cost of sales	3,231,594	3,182,499
Gross profit	1,120,727	1,081,462
Selling, general and administrative expenses	837,079	832,214
Operating income	283,648	249,248
Interest expense	59,311	77,487
Other (income) expense	(1,063)	13,794
Earnings before income taxes	225,400	157,967
Income tax expense	40,896	23,639
Net earnings	184,504	134,328
Less: Net earnings attributable to noncontrolling interest	635	3,337
Net earnings attributable to Mohawk Industries, Inc.	$183,869	130,991
Basic earnings per share attributable to Mohawk Industries, Inc.	$2.67	1.91
Weighted-average common shares outstanding—basic	68,952	68,725
Diluted earnings per share attributable to Mohawk Industries, Inc.	$2.66	1.90
Weighted-average common shares outstanding—diluted	69,247	68,946

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net earnings	$70,304	47,696	184,504	134,328
Other comprehensive income (loss):
Foreign currency translation adjustments	42,382	(146,826)	(22,773)	6,544
Pension prior service cost and actuarial gain (loss)	8	(101)	(12)	(10)
Other comprehensive income (loss)	42,390	(146,927)	(22,785)	6,534
Comprehensive income (loss)	112,694	(99,231)	161,719	140,862
Less: comprehensive income attributable to the noncontrolling interest	—	1,050	635	3,337
Comprehensive income (loss) attributable to Mohawk Industries, Inc.	$112,694	(100,281)	161,084	137,525
See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 29, 2012	October 1, 2011
Cash flows from operating activities:
Net earnings	$184,504	134,328
Adjustments to reconcile net earnings to net cash provided by operating activities:
Restructuring	12,455	15,513
Depreciation and amortization	216,415	222,804
Deferred income taxes	7,335	(732)
Loss on extinguishment of debt	—	1,116
Loss on disposal of property, plant and equipment	1,773	956
Stock-based compensation expense	11,210	8,129
Other	—	(1,257)
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	(97,280)	(161,398)
Tax deposits	(31,820)	—
Inventories	(24,723)	(114,682)
Accounts payable and accrued expenses	39,632	37,764
Other assets and prepaid expenses	(12,463)	(6,293)
Other liabilities	(8,491)	1,940
Net cash provided by operating activities	298,547	138,188
Cash flows from investing activities:
Additions to property, plant and equipment	(134,998)	(182,260)
Acquisitions, net of cash acquired	—	(24,097)
Investment in joint venture	(7,007)	—
Net cash used in investing activities	(142,005)	(206,357)
Cash flows from financing activities:
Payments on Senior Credit Facility	(1,059,650)	(1,158,354)
Proceeds from Senior Credit Facility	1,334,500	1,428,849
Repayment of senior notes	(336,270)	(15,000)
Payments on term loan and other debt	(216)	(298,295)
Debt issuance costs	(1,018)	(8,218)
Purchase of non-controlling interest	(35,000)	—
Distribution to non-controlling interest	(423)	(4,763)
Change in restricted cash	—	27,954
Change in outstanding checks in excess of cash	1,029	17,155
Proceeds from stock transactions	9,356	2,703
Net cash used in financing activities	(87,692)	(7,969)
Effect of exchange rate changes on cash and cash equivalents	47	(1,923)
Net change in cash and cash equivalents	68,897	(78,061)
Cash and cash equivalents, beginning of period	311,945	354,217
Cash and cash equivalents, end of period	$380,842	276,156
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

2.	Receivables, net

Receivables, net are as follows:

	September 29, 2012	December 31, 2011
Customers, trade	$802,605	696,856
Income tax receivable	613	1,703
Other	54,835	31,311
	858,053	729,870
Less allowance for discounts, returns, claims and doubtful accounts	40,839	43,705
Receivables, net	$817,214	686,165

3.	Inventories

The components of inventories are as follows:

	September 29, 2012	December 31, 2011
Finished goods	$707,742	670,877
Work in process	107,679	113,311
Raw materials	323,982	329,442
Total inventories	$1,139,403	1,113,630

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.	Goodwill and intangible assets

The components of goodwill and other intangible assets are as follows:

Goodwill:

	Mohawk	Dal-Tile	Unilin	Total
Balances as of December 31, 2011
Goodwill	$199,132	1,186,913	1,316,555	2,702,600
Accumulated impairment losses	(199,132)	(531,930)	(596,363)	(1,327,425)
	$—	654,983	720,192	1,375,175

Currency translation during the period	$—	—	(3,681)	(3,681)

Balances as of September 29, 2012
Goodwill	$199,132	1,186,913	1,312,874	2,698,919
Accumulated impairment losses	(199,132)	(531,930)	(596,363)	(1,327,425)
	$—	654,983	716,511	1,371,494

Intangible assets:

Indefinite life assets not subject to amortization:	Tradenames
Balance as of December 31, 2011	$450,432
Currency translation during the period	(2,007)
Balance as of September 29, 2012	$448,425

Intangible assets subject to amortization:	Customer relationships	Patents	Other	Total
Balances as of December 31, 2011	$64,958	88,544	1,166	154,668
Amortization during the period	(33,908)	(13,943)	(91)	(47,942)
Currency translation during the period	(171)	(733)	10	(894)
Balances as of September 29, 2012	$30,879	73,868	1,085	105,832

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Amortization expense	$15,683	17,746	47,942	53,120

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.	Accounts payable and accrued expenses

Accounts payable and accrued expenses are as follows:

	September 29, 2012	December 31, 2011
Outstanding checks in excess of cash	$18,619	17,590
Accounts payable, trade	397,865	372,616
Accrued expenses	184,455	154,560
Product warranties	34,449	30,144
Accrued interest	12,431	34,235
Deferred tax liability	6,184	8,760
Accrued compensation and benefits	107,183	97,186
Total accounts payable and accrued expenses	$761,186	715,091

6.	Product warranties

The Company warrants certain qualitative attributes of its products for up to 50 years. The Company records a provision for estimated warranty and related costs in accrued expenses, based on historical experience, and periodically adjusts these provisions to reflect actual experience.

The activity related to warranty obligations is as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Balance at beginning of period	$34,867	32,052	30,144	37,265
Warranty claims paid during the period	(15,166)	(13,247)	(43,952)	(43,994)
Pre-existing warranty accrual adjustment during the period	—	300	—	3,784
Warranty expense during the period	14,748	10,140	48,257	32,190
Balance at end of period	$34,449	29,245	34,449	29,245

7.	Stock-based compensation

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

Under the Company’s 2007 Incentive Plan (“2007 Plan”), the Company's principal stock compensation plan prior to May 9, 2012, the Company reserved up to a maximum of 3,200 shares of common stock for issuance upon the grant or exercise of stock options, restricted stock, restricted stock units (“RSUs”) and other types of awards, to directors and key employees through 2017. Option awards are granted with an exercise price equal to the market price of the Company’s common stock on the date of the grant and generally vest between three and five years with a 10-year contractual term. Restricted stock and RSUs are granted with a price equal to the market price of the Company’s common stock on the date of the grant and generally vest between three and five years. On May 9, 2012, the Company's stockholders approved the 2012 Long-Term Incentive Plan (“2012 Plan”), which allows the Company to reserve up to a maximum of 3,200 shares of common stock for issuance upon the grant or exercise of awards under the 2012 Plan. No additional awards may be granted under the 2007 Plan after May 9, 2012. As of September 29, 2012, there have been no awards granted under the 2012 Plan.

Under the 2007 Plan, the Company granted 83 and 76 options to employees at a weighted-average grant-date fair value of $28.71 and $25.39 per share for the nine months ended September 29, 2012 and October 1, 2011, respectively. There were no options granted during the three months ended September 29, 2012 and October 1, 2011. The Company recognized stock-based compensation costs related to stock options of $516 ($327 net of taxes) and $443 ($281 net of taxes) for the three months ended September 29, 2012 and October 1, 2011, respectively, and $1,648 ($1,044 net of taxes) and $1,452 ($920 net of taxes) for the nine months ended September 29, 2012 and October 1, 2011, respectively, which has been allocated to selling, general and administrative expenses. Pre-tax unrecognized compensation expense for stock options granted to employees and outside

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

directors, net of estimated forfeitures, was $2,624 as of September 29, 2012, and will be recognized as expense over a weighted-average period of approximately 1.7 years.

The fair value of the option award is estimated on the date of grant using the Black-Scholes-Merton valuation model. Expected volatility is based on the historical volatility of the Company’s common stock. The Company uses historical data to estimate option exercise and forfeiture rates within the valuation model.

Under the 2007 Plan, the Company granted 261 and 196 RSUs at a weighted-average grant-date fair value of $65.98 and $57.35 per unit for the nine months ended September 29, 2012 and October 1, 2011, respectively. There were no RSUs granted during the three months ended September 29, 2012 and October 1, 2011. The Company recognized stock-based compensation costs related to the issuance of RSUs of $2,294 ($1,453 net of taxes) and $1,628 ($1,032 net of taxes) for the three months ended September 29, 2012 and October 1, 2011, respectively, and $9,542 ($6,045 net of taxes) and $6,608 ($4,186 net of taxes) for the nine months ended September 29, 2012 and October 1, 2011, respectively, which has been allocated to selling, general and administrative expenses. Pre-tax unrecognized compensation expense for unvested RSUs granted to employees, net of estimated forfeitures, was $17,778 as of September 29, 2012, and will be recognized as expense over a weighted-average period of approximately 3.1 years.

The Company did not grant any restricted stock awards for the nine months ended September 29, 2012 and October 1, 2011. Compensation expense for restricted stock awards for the three months and nine months ended September 29, 2012 and October 1, 2011, respectively, was not significant.

8.	Other (income) expense

Other (income) expense is as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Foreign currency (gains) losses, net	$(219)	12,500	(6,921)	10,717
All other, net	541	913	5,858	3,077
Total other expense (income)	$322	13,413	(1,063)	13,794

9.	Earnings per share

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

Dilutive common stock options are included in the diluted EPS calculation using the treasury stock method. Common stock options and unvested restricted shares (units) that were not included in the diluted EPS computation because the price was greater than the average market price of the common shares for the three months ended September 29, 2012 and October 1, 2011 were 902 and 1,200, respectively. Common stock options and unvested restricted shares (units) that were not included in the diluted EPS computation because the price was greater than the average market price of the common shares for the nine months ended September 29, 2012 and October 1, 2011 were 948 and 1,183, respectively.

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net earnings available to common stockholders	$70,304	46,646	183,869	130,991
Weighted-average common shares outstanding-basic and diluted:
Weighted-average common shares outstanding—basic	69,010	68,759	68,952	68,725
Add weighted-average dilutive potential common shares—options and RSUs to purchase common shares, net	327	195	295	221
Weighted-average common shares outstanding-diluted	69,337	68,954	69,247	68,946
Basic earnings per share attributable to Mohawk Industries, Inc.	$1.02	0.68	2.67	1.91
Diluted earnings per share attributable to Mohawk Industries, Inc.	$1.01	0.68	2.66	1.90

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.	Segment reporting

The Company has three reporting segments: the Mohawk segment, the Dal-Tile segment and the Unilin segment. The Mohawk segment designs, manufactures, sources, distributes and markets its floor covering product lines, which include carpets, ceramic tile, laminate, rugs, carpet pad, hardwood and resilient, primarily in North America through its network of regional distribution centers and satellite warehouses using Company-operated trucks, common carriers or rail transportation. The segment’s product lines are sold through various selling channels, which include independent floor covering retailers, home centers, mass merchandisers, department stores, commercial dealers and commercial end users. The Dal-Tile segment designs, manufactures, sources, distributes and markets a broad line of ceramic tile, porcelain tile, natural stone and other products, primarily in North America and Mexico through its network of regional distribution centers and Company-operated service centers using Company-operated trucks, common carriers or rail transportation. The segment’s product lines are sold through independent distributors, home center retailers, tile and flooring retailers and contractors. The Unilin segment designs, manufactures, sources, licenses, distributes and markets laminate and hardwood flooring, roofing systems, insulation panels and other wood products, primarily in North America and Europe through various selling channels, which include retailers, independent distributors and home centers.

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

Segment information is as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net sales:
Mohawk	$751,787	754,470	2,186,160	2,203,699
Dal-Tile	417,533	381,891	1,214,746	1,105,775
Unilin	328,582	329,514	1,020,380	1,018,443
Intersegment sales	(24,409)	(23,363)	(68,965)	(63,956)
	$1,473,493	1,442,512	4,352,321	4,263,961
Operating income (loss):
Mohawk	$43,810	30,946	106,228	79,187
Dal-Tile	37,452	33,073	99,912	82,911
Unilin	28,892	33,048	96,613	105,507
Corporate and intersegment eliminations	(6,200)	(5,603)	(19,105)	(18,357)
	$103,954	91,464	283,648	249,248

	September 29, 2012	December 31, 2011
Assets:
Mohawk	$1,760,828	1,769,065
Dal-Tile	1,783,147	1,732,818
Unilin	2,586,084	2,533,070
Corporate and intersegment eliminations	172,553	171,275
	$6,302,612	6,206,228

11.	Commitments, contingencies and other

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

The Company believes that adequate provisions for resolution of all contingencies, claims and pending litigation have been made for probable losses that are reasonably estimable. These contingencies are subject to significant uncertainties and we are unable to estimate the amount or range of loss, if any, in excess of amounts accrued. The Company does not believe that the ultimate outcome of these actions will have a material adverse effect on its financial condition but could have a material adverse effect on its results of operations, cash flows or liquidity in a given quarter or year.
In January 2012, the Company received a €24,000 assessment from the Belgian tax authority related to its year ended December 31, 2008, asserting that the Company had understated its Belgian taxable income for that year. The Company filed a formal protest in the first quarter of 2012 refuting the Belgian tax authority's position and in order to eliminate the accrual of additional interest on the assessed amount, the Company remitted payment of the tax assessment, plus applicable interest of €2,912 (collectively, the “Deposit”). In July 2012, the Company received notification of the Belgian tax authority's intention to extend the statute of limitations back to and including the tax year 2005. On September 10, 2012, the Company received notice from the Belgian tax authority setting aside the 2008 assessment and refunding the Deposit to the Company. Accordingly, the prepayment that the Company recorded in the first quarter of 2012 in the amount of the Deposit has been reclassified as a current other receivable as of September 29, 2012.

Subsequent to the quarter ended September 29, 2012, the Company received notifications from the Belgian taxing authority of its intent to assess the Company under a revised theory for certain years in the extended statute of limitations period. The Company disagrees with the views of the Belgian tax authority on this matter and will continue to vigorously defend itself. Although there can be no assurances, the Company believes the ultimate outcome of these actions will not have a material adverse effect on its financial condition but could have a material adverse effect on its results of operations, liquidity or cash flows in a given quarter or year.

For the three and nine months ended September 29, 2012, the Company recorded pre-tax business restructuring charges of $4,229 and $12,455 of which $2,984 and $9,620 was recorded as cost of sales and $1,245 and $2,835 was recorded as selling, general and administrative expenses for the same periods, respectively. For the three and nine months ended October 1, 2011, the Company recorded pre-tax business restructuring charges of $2,186 and $15,513 respectively, of which $1,185 and $13,064 was recorded as cost of sales and $1,001 and $2,449 was recorded as selling, general and administrative expenses for the same periods, respectively. The charges for 2012 and 2011 primarily relate to the Company’s actions taken to lower its cost structure and improve the efficiency of its manufacturing and distribution operations as the Company adjusts to current economic conditions.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The restructuring activity for the nine months ended September 29, 2012 is as follows:

	Lease impairments	Asset write-downs	Severance	Other restructuring costs	Total
Balance as of December 31, 2011	$10,956	—	2,378	1,511	14,845
Provision - Unilin Segment	—	138	1,775	38	1,951
Provision - Mohawk Segment	—	6,687	4,069	(252)	10,504
Cash payments	(2,795)	—	(4,996)	(773)	(8,564)
Non-cash items	—	(6,825)	—	—	(6,825)
Balance as of September 29, 2012	$8,161	—	3,226	524	11,911

The Company expects the remaining severance costs, lease impairments and other restructuring costs to be paid over the next four years.

Subsequent to the balance sheet date, the Company announced plans to consolidate mosaic tile production in the Dal-Tile segment in order to streamline manufacturing capabilities. The Company is finalizing its estimates and expects to record a restructuring charge in the fourth quarter of 2012.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

As of September 29, 2012, the amount utilized under the Senior Credit Facility including the term loan was $670,213 resulting in a total of $376,037 available under the Senior Credit Facility. The amount utilized included $572,850 of borrowings, $46,823 of standby letters of credit guaranteeing the Company’s industrial revenue bonds and $50,540 of standby letters of credit related to various insurance contracts and foreign vendor commitments.

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

The fair values and carrying values of our debt instruments are detailed as follows:

	September 29, 2012		December 31, 2011
	Fair Value	Carrying Value	Fair Value	Carrying Value
7.20% senior notes, payable April 15, 2012; interest payable semiannually	$—	—	336,606	336,270
6.125% notes, payable January 15, 2016; interest payable semiannually	1,006,200	900,000	963,900	900,000
Five-year senior secured credit facility, due July 8, 2016	572,850	572,850	298,000	298,000
Industrial revenue bonds, capital leases and other	52,092	52,092	52,169	52,169
Total long-term debt	1,631,142	1,524,942	1,650,675	1,586,439
Less current portion	57,673	57,673	386,591	386,255
Long-term debt, less current portion	$1,573,469	1,467,269	1,264,084	1,200,184

The fair values of the Company’s debt instruments were estimated using market observable inputs, including quoted prices in active markets, market indices and interest rate measurements. Within the hierarchy of fair value measurements, these are Level 2 fair values.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued expenses approximate their fair values because of the relatively short-term maturities of these instruments.

14. Subsequent Event

On October 29, 2012, the Company announced it had entered into an agreement to purchase Pergo, a manufacturer of laminate flooring, for $150 million in cash. Pergo's 2011 sales were approximately $320 million in the U.S and Europe. This transaction is expected to close no later than first quarter of 2013 and is subject to customary governmental approvals and closing conditions.

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

The Company has three reporting segments: the Mohawk segment, the Dal-Tile segment and the Unilin segment. The Mohawk segment designs, manufactures, sources, distributes and markets its floor covering product lines, which include carpets, ceramic tile, laminate, rugs, carpet pad, hardwood and resilient, primarily in North America through its network of regional distribution centers and satellite warehouses using Company-operated trucks, common carriers or rail transportation. The segment’s product lines are sold through various selling channels, which include independent floor covering retailers, home centers, mass merchandisers, department stores, commercial dealers and commercial end users. The Dal-Tile segment designs, manufactures, sources, distributes and markets a broad line of ceramic tile, porcelain tile, natural stone and other products, primarily in North America and Mexico through its network of regional distribution centers and Company-operated service centers using Company-operated trucks, common carriers or rail transportation. The segment’s product lines are sold through independent distributors, home center retailers, tile and flooring retailers and contractors. The Unilin segment designs, manufactures, sources, licenses, distributes and markets laminate and hardwood flooring, roofing systems, insulation panels and other wood products, primarily in North America and Europe through various selling channels, which include retailers, independent distributors and home centers.

In 2011, the primary categories of the U.S. floor covering industry, based on sales dollars, were carpet and rug (53%), resilient and rubber (14%), ceramic tile (12%), hardwood (10%), stone (6%) and laminate (5%). Each of these categories is influenced by the average selling price per square foot, the residential builder and homeowner remodeling markets, housing starts and housing resales, average house size and home ownership. In addition, the level of sales in the floor covering industry, both in the U.S. and Europe, is influenced by consumer confidence, spending for durable goods, interest rates and availability of credit, turnover in housing, the condition of the residential and commercial construction industries and the overall strength of the economy.

The U.S. floor covering industry experienced declining demand beginning in the fourth quarter of 2006 with sales declining from $25.7 billion in 2006 to $17.9 billion in 2011. Industry conditions have remained difficult due to many factors, including uncertainty caused by economic conditions in the U.S., the European debt crisis, material price volatility, unemployment and consumer confidence, all of which have created headwinds to industry growth.

For the three months ended September 29, 2012, net earnings attributable to the Company were $70.3 million, or diluted earnings per share (“EPS”) of $1.01, compared to the net earnings attributable to the Company of $46.6 million, or diluted EPS of $0.68, for the three months ended October 1, 2011. The increase in EPS was primarily attributable to higher sales volume, the favorable net impact of price and product mix, operations productivity, lower interest costs and the change in the net impact of unrealized foreign exchange gains/losses.

For the nine months ended September 29, 2012, net earnings attributable to the Company were $183.9 million, or diluted EPS of $2.66, compared to the net earnings attributable to the Company of $131.0 million, or diluted EPS of $1.90 for the nine months ended October 1, 2011. The increase in EPS was primarily attributable to higher sales volume, the favorable net impact of price and product mix, operations productivity, lower interest costs and the change in the net impact of unrealized foreign exchange gains/losses, partially offset by higher material input costs.

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

Results of Operations

Quarter Ended September 29, 2012, as Compared with Quarter Ended October 1, 2011

Net sales

Net sales for the three months ended September 29, 2012 were $1,473.5 million, reflecting an increase of $31.0 million, or 2.1%, from the $1,442.5 million reported for the three months ended October 1, 2011. The increase was primarily driven by higher volume of approximately $32 million and the favorable net impact of price and product mix of approximately $32 million, partially offset by the impact of unfavorable foreign exchange rates of approximately $33 million.

Mohawk Segment—Net sales decreased $2.7 million, or 0.4%, to $751.8 million for the three months ended September 29, 2012, compared to $754.5 million for the three months ended October 1, 2011. The decrease was primarily driven by lower volume of approximately $28 million, which was partially offset by the favorable net impact of price and product mix of approximately $25 million. The lower volume was primarily attributable to the timing of carpet product transitions in the home center channel and lower demand for rug products in the retail channel.

Dal-Tile Segment—Net sales increased $35.6 million, or 9.3%, to $417.5 million for the three months ended September 29, 2012, compared to $381.9 million for the three months ended October 1, 2011. The increase was primarily driven by volume increases of approximately $34 million and the favorable net impact of price and product mix of approximately $4 million, partially offset by the impact of unfavorable foreign exchange rates of approximately $2 million. The volume increases were primarily attributable to improvement in the U.S. commercial and residential channels and growth in the Mexican market.

Unilin Segment—Net sales decreased $0.9 million, or 0.3%, to $328.6 million for the three months ended September 29, 2012, compared to $329.5 million for the three months ended October 1, 2011. The decrease was primarily driven by the impact of unfavorable foreign exchange rates of approximately $31 million, which was partially offset by volume increases of approximately $28 million and the favorable net impact of price and product mix of approximately $2 million. The volume increases were primarily attributable to sales increases in U.S. laminate and wood, insulation products, sales in our Russian market and home center channel expansion.

Gross profit

Gross profit for the three months ended September 29, 2012 was $372.8 million (25.3% of net sales), an increase of $15.2 million or 4.3%, compared to gross profit of $357.6 million (24.8% of net sales) for the three months ended October 1, 2011. The increase in gross profit dollars was primarily attributable to operations productivity of approximately $10 million, higher sales volume of approximately $8 million and the favorable net impact of price and product mix of approximately $6 million, partially offset by the impact of unfavorable foreign exchange rates of approximately $7 million.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended September 29, 2012 were $268.9 million (18.2% of net sales), compared to $266.2 million (18.5% of net sales) for the three months ended October 1, 2011. The increase in selling, general and administrative expenses in dollars was primarily driven by increases in costs to support new product introductions and geographic expansion, partially offset by favorable foreign exchange rates.

Operating income

Operating income for the three months ended September 29, 2012 was $104.0 million (7.1% of net sales) reflecting an increase of $12.5 million, or 13.7%, compared to operating income of $91.5 million (6.3% of net sales) for the three months ended October 1, 2011. The increase in operating income was primarily driven by operations productivity of approximately $10 million, sales volume increases of approximately $8 million and the favorable net impact of price and product mix of approximately $6 million, partially offset by increases in costs to support new product introductions and geographic expansion of approximately $5 million and increases in manufacturing start-up costs of approximately $3 million.

Mohawk Segment—Operating income was $43.8 million (5.8% of segment net sales) for the three months ended September 29, 2012 reflecting an increase of $12.9 million compared to operating income of $30.9 million (4.1% of segment net sales) for the three months ended October 1, 2011. The increase in operating income was primarily driven by the favorable net impact of price and product mix of approximately $8 million, lower input costs and higher operations productivity of approximately $12 million, partially offset by lower sales volume of approximately $4 million.

Dal-Tile Segment—Operating income was $37.5 million (9.0% of segment net sales) for the three months ended September 29, 2012 reflecting an increase of $4.4 million compared to operating income of $33.1 million (8.7% of segment net sales) for the three months ended October 1, 2011. The increase in operating income was primarily driven by sales volume increases of approximately $6 million, partially offset by increases in costs to support new product introductions and geographic expansion of approximately $3 million.

Unilin Segment—Operating income was $28.9 million (8.8% of segment net sales) for the three months ended September 29, 2012 reflecting a decrease of $4.1 million compared to operating income of $33.0 million (10.0% of segment net sales) for the three months ended October 1, 2011. The decrease in operating income was primarily driven by unfavorable foreign exchange rates of approximately $4 million, higher input costs of approximately $4 million and the unfavorable net impact of price and product mix of approximately $3 million, partially offset by operations productivity of approximately $4 million and sales volume increases of approximately $4 million.

Interest expense

Interest expense was $18.0 million for the three months ended September 29, 2012, reflecting a decrease of $7.1 million compared to interest expense of $25.1 million for the three months ended October 1, 2011. The decrease in interest expense in 2012 was due to lower interest rates on the Company’s outstanding debt. The lower interest rates were primarily attributable to the shift from higher interest rate senior notes to the Senior Credit Facility and the rating agency upgrades discussed in Liquidity and Capital Resources.

Other expense

Other expense was $0.3 million for the three months ended September 29, 2012, reflecting a change of $13.1 million compared to other expense of $13.4 million for the three months ended October 1, 2011. The change was primarily attributable to net foreign currency losses of approximately $13 million. The unrealized foreign currency losses in the prior year were primarily a result of volatility in the Mexican Peso and Canadian Dollar that occurred late in the third quarter of 2011. Prior to the second quarter of 2012, operations carried out in Mexico used the U.S. dollar as the functional currency. Effective April 1, 2012, the Company changed the functional currency of its Mexico operations to the Mexican peso.

Income tax expense

For the three months ended September 29, 2012, the Company recorded income tax expense of $15.4 million on earnings before income taxes of $85.7 million for an effective tax rate of 17.9%, as compared to an income tax expense of $5.2 million on earnings before income taxes of $52.9 million, resulting in an effective tax rate of 9.9% for the three months ended October 1, 2011. The difference in the effective tax rate for the comparative period is primarily due to the geographical dispersion of earnings and losses in the current period, an Internal Revenue Service ("IRS") refund received in the third quarter of 2011, and adjustments made in the third quarter of 2011 in conjunction with the Company's projected full year tax rate analysis.

Nine Months Ended September 29, 2012, as Compared with Nine Months Ended October 1, 2011

Net sales

Net sales for the nine months ended September 29, 2012 were $4,352.3 million, reflecting an increase of $88.3 million, or 2.1%, from the $4,264.0 million reported for the nine months ended October 1, 2011. The increase was primarily driven by the favorable net impact of price and product mix of approximately $113 million and higher volume of approximately $58 million, partially offset by the impact of unfavorable foreign exchange rates of approximately $83 million.

Mohawk Segment—Net sales decreased $17.5 million, or 0.8%, to $2,186.2 million for the nine months ended September 29, 2012, compared to $2,203.7 million for the nine months ended October 1, 2011. The decrease was primarily driven by lower volume of approximately $115 million, partially offset by the favorable net impact of price and product mix of approximately $97 million. The lower volume was primarily attributable to the timing of carpet product transitions in the home center channel and lower demand for rug products in the retail channel.

Dal-Tile Segment—Net sales increased $108.9 million, or 9.9%, to $1,214.7 million for the nine months ended September 29, 2012, compared to $1,105.8 million for the nine months ended October 1, 2011. The increase was primarily driven by volume increases of approximately $109 million and the favorable net impact of price and product mix of approximately $7 million, partially offset by the impact of unfavorable foreign exchange rates of approximately $7 million. The volume increases were primarily attributable to improvement in the U.S. commercial and residential channels and growth in the Mexican market.

Unilin Segment—Net sales increased $2.0 million, or 0.2%, to $1,020.4 million for the nine months ended September 29, 2012, compared to $1,018.4 million for the nine months ended October 1, 2011. The increase was primarily driven by volume increases of approximately $69 million and the favorable net impact of price and product mix of approximately $9 million, partially offset by the impact of unfavorable foreign exchange rates of approximately $76 million. The volume increases were primarily attributable to laminate and wood flooring and insulation products.

Gross profit

Gross profit for the nine months ended September 29, 2012 was $1,120.7 million (25.8% of net sales), an increase of $39.2 million or 3.6%, compared to gross profit of $1,081.5 million (25.4% of net sales) for the nine months ended October 1, 2011. The increase in gross profit dollars was primarily attributable to the favorable net impact of price and product mix of approximately $46 million, operations productivity of approximately $35 million and higher sales volume of approximately $18 million, partially offset by higher material input costs of approximately $44 million and the impact of unfavorable foreign exchange rates of approximately $15 million.

Selling, general and administrative expenses

Selling, general and administrative expenses for the nine months ended September 29, 2012 were $837.1 million (19.2% of net sales), compared to $832.2 million (19.5% of net sales) for the nine months ended October 1, 2011. The increase in selling, general and administrative expenses in dollars was primarily driven by increases in costs to support new product introductions and geographic expansion, partially offset by favorable foreign exchange rates.

Operating income

Operating income for the nine months ended September 29, 2012 was $283.6 million (6.5% of net sales) reflecting an increase of $34.4 million, or 13.8%, compared to operating income of $249.2 million (5.8% of net sales) for the nine months ended October 1, 2011. The increase in operating income was primarily driven by the favorable net impact of price and product mix of approximately $46 million, operations productivity of approximately $35 million and higher sales volume of approximately $18 million, partially offset by higher input costs of approximately $44 million and increases in costs to support new product introductions and geographic expansion of approximately $14 million and increases in manufacturing start-up costs of approximately $5 million.

Mohawk Segment—Operating income was $106.2 million (4.9% of segment net sales) for the nine months ended September 29, 2012 reflecting an increase of $27.0 million compared to operating income of $79.2 million (3.6% of segment net sales) for the nine months ended October 1, 2011. The increase in operating income was primarily driven by the favorable net impact of price and product mix of approximately $51 million, operations productivity of approximately $17 million and lower restructuring costs of approximately $5 million, partially offset by lower sales volume of approximately $27 million and higher input costs of approximately $24 million.

Dal-Tile Segment—Operating income was $99.9 million (8.2% of segment net sales) for the nine months ended September 29, 2012 reflecting an increase of $17.0 million compared to operating income of $82.9 million (7.5% of segment net sales) for the nine months ended October 1, 2011. The increase in operating income was primarily driven by sales volume increases of approximately $30 million and operations productivity of approximately $7 million, partially offset by increases in costs to support new product introductions and geographic expansion of approximately $12 million and higher input costs of approximately $6 million.

Unilin Segment—Operating income was $96.6 million (9.5% of segment net sales) for the nine months ended September 29, 2012 reflecting a decrease of $8.9 million compared to operating income of $105.5 million (10.4% of segment net sales) for the nine months ended October 1, 2011. The decrease in operating income was primarily driven by higher input costs of approximately $13 million, unfavorable foreign exchange rates of approximately $9 million, increases in costs to support new product introductions and geographic expansion of approximately $5 million and the unfavorable net impact of price and product mix of approximately $4 million, partially offset by sales volume increases of approximately $14 million and operations productivity of approximately $11 million.

Interest expense

Interest expense was $59.3 million for the nine months ended September 29, 2012, reflecting a decrease of $18.2 million compared to interest expense of $77.5 million for the nine months ended October 1, 2011. The decrease in interest expense in 2012 was due to lower interest rates on the Company’s outstanding debt. The lower interest rates were primarily attributable to the shift from higher interest rate senior notes to the Senior Credit Facility and the rating agency upgrades discussed in Liquidity and Capital Resources.

Other (income) expense

Other (income) was $(1.1) million for the nine months ended September 29, 2012, reflecting a change of $14.9 million compared to other expense of $13.8 million for the nine months ended October 1, 2011. The change was primarily attributable to net foreign currency losses of approximately $17.6 million. The unrealized foreign currency losses in the prior year were primarily a result of volatility in the Mexican Peso and Canadian Dollar that occurred late in the third quarter of 2011. Prior to the second quarter of 2012, operations carried out in Mexico used the U.S. dollar as the functional currency. Effective April 1, 2012, the Company changed the functional currency of its Mexico operations to the Mexican peso.

Income tax expense

For the nine months ended September 29, 2012, the Company recorded income tax expense of $40.9 million on earnings before income taxes of $225.4 million for an effective tax rate of 18.1%, as compared to an income tax expense of $23.6 million on earnings before income taxes of $158.0 million, resulting in an effective tax rate of 15.0% for the nine months ended October 1, 2011. The difference in the effective tax rate for the comparative period is primarily due to the geographical dispersion of earnings and losses, an IRS refund received in the third quarter of 2011, and adjustments made in the third quarter of 2011 in conjunction with the Company's projected full year tax rate analysis.

Liquidity and Capital Resources

The Company’s primary capital requirements are for working capital, capital expenditures and acquisitions. The Company’s capital needs are met primarily through a combination of internally generated funds, bank credit lines, term and senior notes and credit terms from suppliers.

Net cash provided by operating activities in the first nine months of 2012 increased $160.4 million to $298.5 million, compared to net cash provided by operating activities of $138.2 million in the first nine months of 2011. The favorable change in operating activities is primarily attributable to improved earnings and changes in net working capital, partially offset by a tax deposit of €26.5 million paid to the Belgian tax authority as discussed in Note 11 in the notes to the condensed consolidated financial statements. For the nine months ended September 29, 2012, the $97.3 million increase in receivables is primarily related to seasonality.

Net cash used in investing activities in the first nine months of 2012 was $142.0 million compared to net cash used in investing activities of $206.4 million in the first nine months of 2011. Cash used in investing activities primarily relates to various geographic capacity expansions. Capital spending during the remainder of 2012, excluding acquisition expenditures, is expected to range from approximately $55 million to $65 million and is intended to be used primarily to purchase equipment, add geographic capacity and to streamline manufacturing capabilities. During the second quarter of 2012, the Company's Unilin segment made a $7.0 million equity investment in a laminate flooring facility in Brazil.

Net cash used in financing activities in the first nine months of 2012 was $87.7 million compared to net cash used in financing activities of $8.0 million in the first nine months of 2011. The proceeds from the incremental term loan facility of $150.0 million discussed below were used to pay down the revolving portion of the Senior Credit Facility. The increase in total borrowings on the Senior Credit Facility was primarily used to pay down the Company's senior 7.20% notes due April 15, 2012, as well as the purchase of the non-controlling interest within the Dal-Tile segment for $35.0 million and funding of working capital.

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

As of September 29, 2012, the amount utilized under the Senior Credit Facility including the term loan was $670.2 million, resulting in a total of $376.0 million available under the Senior Credit Facility. The amount utilized included $572.9 million of borrowings, $46.8 million of standby letters of credit guaranteeing the Company’s industrial revenue bonds and $50.5 million of standby letters of credit related to various insurance contracts and foreign vendor commitments.

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

As of September 29, 2012, the Company had invested cash of $328.0 million, of which $320.3 million was held in investment grade money market cash investments in Europe. While the Company’s plans are to permanently reinvest the cash held in Europe, the estimated cost of repatriation for the cash invested in Europe would be approximately $112 million. The Company believes that its cash and cash equivalents on hand, cash generated from operations and availability under its Senior Credit Facility will be sufficient to meet its capital expenditure, working capital and debt servicing requirements over the next twelve months.

On October 29, 2012, the Company announced it had entered into an agreement to purchase Pergo, a manufacturer of laminate flooring, for $150 million in cash. Pergo's 2011 sales were approximately $320 million in the U.S. and Europe. The business is expected to be accretive in the first year. This transaction is expected to close no later than first quarter of 2013 and is subject to customary governmental approvals and closing conditions.

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

As of September 29, 2012, approximately 59% of the Company's debt portfolio was comprised of fixed-rate debt and 41% was floating-rate debt. A 1.0 percentage point change in the interest rate of the floating-rate debt would not have a material impact on the Company's results of operations. There have been no other significant changes to the Company’s exposure to market risk as disclosed in the Company’s 2011 Annual Report filed on Form 10-K.

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

The Company believes that adequate provisions for resolution of all contingencies, claims and pending litigation have been made for probable losses that are reasonably estimable. These contingencies are subject to significant uncertainties and we are unable to estimate the amount or range of loss, if any, in excess of amounts accrued. The Company does not believe that the ultimate outcome of these actions will have a material adverse effect on its financial condition but could have a material adverse effect on its results of operations, cash flows or liquidity in a given quarter or year.

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

On July 8, 2011, the Company entered into a $900.0 million five-year, senior, secured revolving credit facility (the “Senior Credit Facility”). On January 20, 2012, the Company entered into an amendment to the Senior Credit Facility that provides for an incremental term loan facility in the aggregate principal amount of $150.0 million. As of September 29, 2012, the amount utilized under the Senior Credit Facility including the term loan was $670.2 million resulting in a total of $376.0 million available under the Senior Credit Facility. The amount utilized included $572.9 million of borrowings, $46.8 million of standby letters of credit guaranteeing the Company’s industrial revenue bonds and $50.5 million of standby letters of credit related to various insurance contracts and foreign vendor commitments.

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

The Company’s manufacturing facilities in Mexico and Europe represent a significant portion of the Company’s capacity for ceramic tile and laminate flooring, respectively, and the Company’s European operations represent a significant source of the Company’s revenues and profits. The business, regulatory and political environments in these locations differ from those in the U.S. In addition, the Company increasingly sells products, operates plants and invests in companies in other parts of the world. The Company’s international sales, operations and investments are subject to risks and uncertainties, including:

•	changes in foreign country regulatory requirements;

•	differing business practices associated with foreign operations;

•	various import/export restrictions and the availability of required import/export licenses;

•	imposition of foreign tariffs and other trade barriers;

•	political, legal and economic instability;

•	foreign currency exchange rate fluctuations;

•	foreign country tax rules, regulations and other requirements, such as changes in tax rates and statutory and judicial interpretations in tax laws;

•	inflation;

•	differing labor laws and changes in those laws;

•	work stoppages and disruptions in the shipping of imported and exported products;

•	government price controls;

•	extended payment terms and the inability to collect accounts receivable;

•	tax inefficiencies and currency exchange controls that may adversely impact its ability to repatriate cash from non-U.S. subsidiaries; and

•	compliance with laws governing international relations, including those that prohibit improper payments to government officials.

The Company cannot assure investors that it will succeed in developing and implementing policies and strategies to counter the foregoing factors effectively in each location where the Company does business and therefore that the foregoing factors will not have a material adverse effect on the Company’s operations or upon its financial condition and results of operations.

Negative tax consequences could materially and adversely affect the Company's business, financial condition, cash flows or results of operations.
We are subject to the tax laws of the many jurisdictions in which we operate. The tax laws are complex, and the manner in which they apply to our facts is sometimes open to interpretation. In calculating the provision for income taxes, we must make judgments about the application of these inherently complex tax laws. Our domestic and international tax liabilities are largely dependent upon the distribution of profit before tax among these many jurisdictions. However, it also includes estimates of additional tax which may be incurred for tax exposures and reflects various estimates and assumptions, including assessments of future earnings of the Company that could impact the valuation of our deferred tax assets. Our future results of operations and tax liability could be adversely affected by changes in the effective tax rate as a result of a change in the mix of earnings in countries with differing statutory tax rates, changes in the overall profitability of the Company, changes in tax legislation and rates, changes in generally accepted accounting principles, changes in the valuation of deferred tax assets and liabilities, changes in the amount of earnings permanently reinvested offshore, the results of audits and examinations of previously filed tax returns, and ongoing assessments of our tax exposures.

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

MOHAWK INDUSTRIES, INC.
(Registrant)

Dated:	November 2, 2012	By:	/s/ Jeffrey S. Lorberbaum
JEFFREY S. LORBERBAUM
Chairman and Chief Executive Officer
(principal executive officer)

Dated:	November 2, 2012	By:	/s/ Frank H. Boykin
FRANK H. BOYKIN
Chief Financial Officer
(principal financial officer)