Form 10-K
period 2012-12-31
MOHAWK INDUSTRIES INC
filed 2013-02-27
CIK 851968

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[Mark One]

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the Common Stock of the Registrant held by non-affiliates (excludes beneficial owners of more than 10% of the Common Stock) of the Registrant (48,771,300 shares) on June 29, 2012 (the last business day of the Registrant’s most recently completed fiscal second quarter) was $3,405,699,879. The aggregate market value was computed by reference to the closing price of the Common Stock on such date.
Number of shares of Common Stock outstanding as of February 20, 2013: 69,326,449 shares of Common Stock, $.01 par value.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the 2013 Annual Meeting of Stockholders-Part III.

PART I

Item 1.	Business
General
Mohawk Industries, Inc. (“Mohawk” or the “Company”) is a leading producer of floor covering products for residential and commercial applications in the United States ("U.S.") and residential applications in Europe. The Company is the second largest carpet and rug manufacturer and one of the largest manufacturers, marketers and distributors of ceramic tile, natural stone and hardwood flooring in the United States, as well as a leading producer of laminate flooring in the U.S. and Europe. The Company has recently expanded its international presence through investments in Australia, Brazil, China, France, Mexico and Russia. The Company had annual net sales in 2012 of $5.8 billion. Approximately 83% of this amount was generated by sales in North America and approximately 17% was generated by sales outside North America. The Company has three reporting segments: the Mohawk segment, the Dal-Tile segment and the Unilin segment. Selected financial information for the Mohawk, Dal-Tile and Unilin segments, geographic net sales and the location of long-lived assets is set forth in Note 16 to the consolidated financial statements.
The Mohawk segment designs, manufactures, sources, distributes and markets its floor covering product lines, which include carpets, ceramic tile, laminate, rugs, carpet pad, hardwood and resilient, in a broad range of colors, textures and patterns for residential and commercial applications in both remodeling and new construction. The Mohawk segment markets and distributes its carpets, rugs, ceramic tile, laminate, hardwood and resilient under various brands, including the following premium brand names: Mohawk®, Aladdin®, Mohawk ColorCenters®, Mohawk Floorscapes®, Portico®, Mohawk Home®, Bigelow®, Durkan®, Horizon®, Karastan®, Lees®, Merit® and SmartStrand®. The Mohawk segment markets and distributes soft and hard surface products through over 24,000 customers, which include independent floor covering retailers, home centers, mass merchandisers, department stores, commercial dealers and commercial end users. Some products are also marketed through private labeling programs. The Mohawk segment’s soft surface operations are vertically integrated from the extrusion of resin to the manufacturing and distribution of finished carpets and rugs.
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
The Unilin segment designs, manufactures, sources, licenses, distributes and markets laminate and hardwood flooring used primarily in the residential market for both remodeling and new construction in Europe and the U.S. Unilin is one of the leaders in laminate flooring technology, having commercialized direct pressure laminate (“DPL”), a technology used in a majority of laminates today, and has developed the patented UNICLIC® glueless installation system and a variety of other new technologies, such as beveled edges, multiple length planks and new surface and finish features from which the company generates licensing revenue. Unilin sells its flooring products under the Quick-Step®, Columbia Flooring®, Century Flooring® and Mohawk® brands through retailers, independent distributors and home centers. Unilin is one of the largest vertically-integrated laminate flooring manufacturers in the U.S. producing both laminate flooring and related high density fiberboard. In Europe, Unilin also produces roofing systems, insulation panels and other wood products. In 2012, Unilin began marketing luxury vinyl tiles in Europe. This product features UNICLIC® technology for easy installation.
Recent Developments
In January 2013, Unilin purchased Pergo, a leading manufacturer of premium laminate flooring in the U.S. and Europe. Pergo complements our specialty distribution network in the United States, leverages our geographic position in Europe, expands our geographic reach to the Nordic countries and India and enhances our patent portfolio.

On December 20, 2012, the Company entered into a definitive share purchase agreement (the “Share Purchase Agreement”) to acquire Fintiles S.p.A. and its subsidiaries (collectively, the “Marazzi Group”), a global producer of tile products for residential and commercial applications in Russia, the United States and Europe, pursuant to which the Company will acquire all of the outstanding shares of the Marazzi Group and retire all outstanding debt of the Marazzi Group for an estimated transaction value of approximately €1,170 million, or $1,504.4 million, subject to certain adjustments set forth in the share purchase agreement and plus transaction expenses. The Company expects to complete the transaction during the first half of 2013 pending customary governmental approvals and the satisfaction of other closing conditions.

On January 28, 2013, the Company entered into an agreement to purchase Spano Invest NV, a Belgian panel board manufacturer, for €125 million or $168 million in cash. The Company expects to complete the transaction during the second half of 2013 pending customary governmental approvals and the satisfaction of other closing conditions.
Industry
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
Domestic carpet and rug sales volume of U.S. manufacturers was approximately 1.1 billion square yards, or $9.5 billion, in 2011. The carpet and rugs category has two primary markets, residential and commercial. In 2011, the residential market made up approximately 68% of industry amounts shipped and the commercial market comprised approximately 32%. Sales of U.S. carpet and rug are distributed to the residential market for both new construction and residential replacement.
The U.S. ceramic tile industry shipped 2.1 billion square feet, or $2.2 billion, in 2011. The ceramic tile industry’s two primary markets, residential applications and commercial applications, represent 56% and 44% of the 2011 industry total, respectively. Of the total residential market, 73% of the dollar values of shipments were made in response to residential replacement demand.
In 2011, the U.S. laminate industry shipped 0.9 billion square feet, or $0.9 billion. The laminate industry’s two primary markets, residential applications and commercial applications, represent 88% and 12% of the 2011 industry total, respectively. Sales of U.S. laminate flooring are primarily distributed through the residential replacement market. In 2011, the European laminate industry produced approximately 4.9 billion square feet which accounted for approximately 14% of the European floor covering market.
In 2011, the U.S. hardwood industry shipped 0.9 billion square feet, representing a market of approximately $1.8 billion. The hardwood industry’s two primary markets, residential applications and commercial applications, represent 77% and 23% of the 2011 industry total, respectively. Sales of U.S. hardwood are primarily distributed to the residential market for both new construction and residential replacement.
In 2011, the U.S. stone flooring industry shipped 0.3 billion square feet, representing a market of approximately $1.1 billion. The stone flooring industry’s two primary markets, residential applications and commercial applications, represent 53% and 47% of the 2011 industry total, respectively. Sales of U.S. stone flooring are primarily distributed to the residential market for both new construction and residential replacement.
In 2011, the U.S. resilient and rubber industry shipped 3.2 billion square feet, representing a market of approximately $2.4 billion. The resilient and rubber industry’s two primary markets, residential applications and commercial applications, represent 43% and 57% of the 2011 industry total, respectively. Sales of U.S. resilient are distributed to the residential market for both new construction and residential replacement.
Sales and Distribution
Mohawk Segment
Through its Mohawk segment, the Company designs, manufactures, sources, distributes and markets thousands of styles of carpet and rugs in a broad range of colors, textures and patterns. In addition, the Mohawk segment markets and distributes ceramic tile, laminate, hardwood, resilient floor covering, carpet pad and flooring accessories. The Mohawk segment positions product lines in all price ranges and emphasizes quality, style, performance and service. The Mohawk segment markets and distributes its product lines to over 24,000 customers, which include independent floor covering retailers, home centers, mass merchandisers, department stores, commercial dealers and commercial end users. Some products are also marketed through private labeling programs. Sales to residential customers represent a significant portion of the total industry and the majority of the segment's carpet and rug sales.
The Company has positioned its premier residential carpet and rug brand names across all price ranges. The Mohawk, Horizon, WundaWeve®, SmartStrand and Karastan brands are positioned to sell primarily in the medium-to-high retail price channels in the residential broadloom and rug markets. These lines have substantial brand name recognition among carpet dealers and retailers, with the Karastan and Mohawk brands having among the highest consumer recognition in the industry.

Karastan is a leader in the high-end market. The Aladdin and Mohawk Home brands compete primarily in the value retail price channel. The Portico and Properties® brand names compete primarily in the builder and multi-family markets, respectively. The Company markets its hard surface product lines, which include Mohawk Ceramic, Mohawk Hardwood, Mohawk Laminate, Mohawk LVT and Congoleum, across all price ranges.
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
The Company produces and markets its commercial broadloom and modular carpet tile under the Mohawk Group which includes the following brands: Bigelow, Lees, and Karastan Contract. It markets its hospitality carpet under the Durkan brand which includes the Merit collection of hospitality carpet. The commercial customer base is divided into several channels: corporate office space, education institutions, healthcare facilities, retail space and institutional and government facilities. Different purchase decision makers and decision-making processes exist for each channel.
The Company’s sales forces are generally organized by product type and sales channels in order to best serve each type of customer. Product delivery to dealers is done predominantly on Mohawk trucks operating from strategically positioned warehouses/cross-docks that receive inbound product directly from the source of manufacture.
Dal-Tile Segment
The Dal-Tile segment designs, manufactures, sources, distributes and markets a broad line of ceramic tile, porcelain tile and natural stone products. Products are distributed through separate distribution channels consisting of independent distributors, home center retailers, individual floor covering retailers, ceramic specialists and commercial dealers and directly to commercial end users. The business is organized to address the specific customer needs of each distribution channel, and dedicated sales forces support the various channels.
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
In addition to Company-owned service centers, the Company uses regional distribution centers which include the utilization of the Company’s truck fleet to help deliver high-quality customer service with shorter lead times, increased order fill rates and improved on-time deliveries to customers.
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
The Unilin segment markets and sells laminate and hardwood flooring products under the Quick-Step, Columbia Flooring, Century Flooring, Mohawk and Pergo® brands. Unilin also sells private label laminate and hardwood flooring products. The Company believes Quick-Step and Pergo are leading brand names in the U.S. and European flooring industry. In addition, Unilin markets and sells insulation panels in Europe. The segment also licenses its UNICLIC and Pergo intellectual property to floor manufacturers throughout the world.
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
Dal-Tile Segment
The Company’s tile manufacturing operations are vertically integrated from the production of raw material for body and glaze preparation to the manufacturing and distribution of ceramic and porcelain tile in the U.S. and Mexico. The Company believes that its manufacturing organization offers competitive advantages due to its ability to manufacture a differentiated product line consisting of one of the industry’s broadest product offerings of colors, textures and finishes and its ability to utilize the industry’s newest technology, as well as the industry’s largest offering of trim and angle pieces. In addition, Dal-Tile also imports or sources a portion of its product to supplement its product offerings. The Dal-Tile segment continues to invest in capital expenditures, principally in state-of-the-art equipment, to increase manufacturing capacity, improve efficiency and develop new capabilities. The segment is expanding its international presence through investments in China and Mexico and through the pending acquisition of the Marazzi Group in Europe and Russia.
Unilin Segment
The Company’s laminate flooring manufacturing operations are vertically integrated, both in the U.S. and in Europe, and include high-density fiberboard (“HDF”) production, paper impregnation, short-cycle pressing, cutting and milling. The European operations also include resin production. Unilin has state-of-the-art equipment that results in competitive manufacturing in terms of cost and flexibility. In addition, Unilin has significant manufacturing capability for both engineered and prefinished solid wood flooring for the U.S. and European markets. The Unilin segment continues to invest in capital expenditures, principally in new plants and state-of-the-art equipment, to increase manufacturing capacity, improve efficiency and develop new capabilities. The segment is expanding its international presence through investments in Australia, Brazil, France and Russia, and with the recent acquisition of Pergo, the Nordic countries and India. The manufacturing facilities for other activities in the Unilin business (roofing systems, insulation panels and other wood products) are all configured for cost-efficient manufacturing and production flexibility and are competitive in the European market.
Raw Materials and Suppliers
Mohawk Segment
The principal raw materials used in the production of carpet and rugs are nylon, triexta, polyester, polypropylene, synthetic backing materials, latex and various dyes and chemicals, all of which are petroleum based. Major raw materials used in the Company’s manufacturing process are available from independent sources, and the Company obtains most of its externally purchased fibers and resins principally from six major suppliers. If these suppliers were unable to satisfy the requirements, the Company believes that alternative supply arrangements would be available. Although the market for carpet raw materials is sensitive to temporary disruptions, the carpet and rug business has not experienced a significant shortage of raw materials in recent years.

Dal-Tile Segment
The principal raw materials used in the production of ceramic tile are clay, talc, nepheline syenite and glazes. The Company has entered into a long-term supply agreement for most of its talc requirements. In addition, the Company has long-term clay mining rights in Kentucky and Mississippi that satisfy nearly all of its clay requirements for producing quarry tile. The Company purchases a number of different grades of clay for the manufacture of its non-quarry tile. The Company believes that there is an adequate supply of all grades of clay and that all are readily available from a number of independent sources. The Company has two suppliers for its nepheline syenite requirements. If these suppliers were unable to satisfy the requirements, the Company believes that alternative supply arrangements would be available. Glazes are used on a significant percentage of manufactured tiles. Glazes consist of frit (ground glass), zircon, stains and other materials, with frit being the largest ingredient. The Company manufactures approximately 75% of its frit requirements.
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
Mohawk Segment
The carpet and rug industry is highly competitive. Based on industry publications, the top five North American carpet and rug manufacturers (including their North American and foreign divisions) in 2011 had carpet and rug sales in excess of $7.1 billion of the over $9.9 billion market. The Company believes it is the second largest producer of carpets and rugs (in terms of sales dollars) in the world based on its 2011 net sales.
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
Unilin Segment
The Company faces competition in the laminate and hardwood flooring channel from a large number of domestic and foreign manufacturers. The Company estimates that there are over 100 wood flooring manufacturers located in various countries. The Company believes it is one of the largest manufacturers, distributors and licensors of laminate flooring in the world, with a focus on high-end products. The Company believes it is one of the largest manufacturers and distributors of hardwood flooring in the U.S. In addition, the Company believes it has a competitive advantage in the laminate flooring channel as a result of Unilin’s industry leading design, patented technologies and brands, which allows the Company to distinguish its laminate and hardwood flooring products in the areas of finish, quality, installation and assembly and provides a source of additional revenue for the Company from licensing royalties.
Patents and Trademarks
Intellectual property is important to the Company’s business, and the Company relies on a combination of patent, copyright, trademark and trade secret laws to protect its interests.
The Company uses several trademarks that it considers important in the marketing of its products, including Aladdin, American Olean, Bigelow, Century Flooring, Columbia Flooring, Dal-Tile, Duracolor®, didit, Durkan, Elka®, Everset fibers®, Horizon, Karastan, Lees, Merit, Mohawk, Mohawk ColorCenter, Mohawk Floorscapes, Mohawk GreenWorks®, Mohawk Home, Pergo, Portico, PureBond®, Quick-Step, SmartStrand, Ultra Performance System®, UNICLIC, UNILIN®, Utherm® and Wear-Dated®. These trademarks represent innovations that highlight competitive advantages and provide differentiation from competing brands in the market.
Unilin owns a number of important patent families in Europe and the U.S. some of which the Company licenses to manufacturers and distributors throughout the world. The most important of these patent families is the UNICLIC family, which include the snap, pretension, clearance and the beveled edge patent and are not expected to expire until 2017, protecting Unilin's interlocking laminate flooring technology. The recent acquisition of Pergo potentially enhances the intellectual property revenue stream with new “clicking” technology that could be licensed until 2021. Also, the marketability of the Company's furniture technology utilizing the “click” methodology continues to develop. The licensing and related furniture products are in the early stages of introduction into the European market. The Company believes these and other ongoing innovations will partially offset the impact of the future expiration of the UNICLIC family patents. The licensing revenue from patents included in the Unilin results was approximately €80 million in 2012. The licensing revenue from patents generated in the Unilin operations is partially offset by various expenses such as amortization, developing new technologies, filing new patents, supporting existing patents, defending patent lawsuits, collection and auditing of receivables, bad debt and other administrative activities. The Company continues to build upon these patents, trademarks and its proven innovation in pursuing growth opportunities.
Sales Terms and Major Customers
The Company’s sales terms are substantially the same as those generally available throughout the industry. The Company generally permits its customers to return products purchased from it within specified time periods from the date of sale, if the customer is not satisfied with the quality of the product.
During 2012, no single customer accounted for more than 5% of total net sales, and the top 10 customers accounted for less than 20% of the Company’s net sales. The Company believes the loss of one major customer would not have a material adverse effect on its business.
Employees
As of December 31, 2012, the Company employed approximately 25,100 persons consisting of approximately 18,200 in the U.S., approximately 3,600 in Mexico, approximately 2,200 in Europe, approximately 800 in Malaysia, approximately 200 in Canada and approximately 100 in Russia. The majority of the Company’s European and Mexican manufacturing employees are members of unions. Most of the Company’s U.S. employees are not a party to any collective bargaining agreement. Additionally, the Company has not experienced any strikes or work stoppages in recent years. The Company believes that its relations with its employees are good.
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

The floor covering industry is sensitive to changes in general economic conditions, such as consumer confidence and income, corporate and government spending, interest rate levels, availability of credit and demand for housing. The downturn in the U.S. and global economies, along with the residential and commercial markets in such economies, negatively impacted the floor covering industry and the Company’s business. Although these difficult economic conditions have improved, there may be additional downturns that could cause the industry to deteriorate further. Further, significant or prolonged declines in such economies or in spending for replacement floor covering products or new construction activity could have a material adverse effect on the Company’s business.

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

The floor covering industry is highly dependent on construction activity, including new construction, which is cyclical in nature and recently experienced a downturn. The downturn in the U.S. and global economies, along with the residential and commercial markets in such economies, negatively impacted the floor covering industry and the Company’s business. Although the impact of a decline in new construction activity is typically accompanied by an increase in remodeling and replacement activity, these activities lagged during the downturn. Although the difficult economic conditions have improved, there may be additional downturns that could cause the industry to deteriorate in the foreseeable future. A significant or prolonged decline in residential or commercial construction activity could have a material adverse effect on the Company’s business and results of operations.

In periods of rising costs, the Company may be unable to pass raw materials, energy and fuel-related cost increases on to its customers, which could have a material adverse effect on the Company’s business.

The prices of raw materials and fuel-related costs vary significantly with market conditions. Although the Company generally attempts to pass on increases in raw material, energy and fuel-related costs to its customers, the Company’s ability to do so is dependent upon the rate and magnitude of any increase, competitive pressures and market conditions for the Company’s products. There have been in the past, and may be in the future, periods of time during which increases in these costs cannot be recovered. During such periods of time, the Company’s business may be materially adversely affected.

The Company faces intense competition in the flooring industry that could decrease demand for the Company’s products or force it to lower prices, which could have a material adverse effect on the Company’s business.

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

Uncertainty in the credit markets could affect the overall availability and cost of credit. Despite recent improvement in overall economic conditions, market conditions could impact the Company’s ability to obtain financing in the future, including any financing necessary to refinance existing indebtedness, and the cost and terms of it, remains uncertain. These and other economic factors could have a material adverse effect on demand for the Company’s products and on its financial condition and operating results. Further, these generally negative economic and business conditions may factor into the Company’s periodic credit ratings assessment by Moody’s Investors Service, Inc. ("Moody's"), Standard & Poor’s Financial Services, LLC ("S&P") and Fitch, Inc. A rating agency’s evaluation is based on a number of factors, which include scale and diversification, brand strength, profitability, leverage, liquidity and interest coverage. Any future downgrades in the Company’s credit ratings could increase the cost of its existing credit and could adversely affect the cost of and ability to obtain additional credit in the future. A downgrade of the Company’s credit rating by Moody's or S&P would increase interest expense on the Company’s senior unsecured $900.0 million notes by 25 basis points per downgrade. The Company can provide no assurances that downgrades will not occur.

If the Company were unable to meet certain covenants contained in its existing credit facilities, it may be required to repay borrowings under the credit facilities prior to their maturity and may lose access to the credit facilities for additional borrowings that may be necessary to fund its operations, which could have a material adverse effect on the Company’s business.

On July 8, 2011, the Company entered into a $900.0 million five-year, senior, secured revolving credit facility (the “Senior Credit Facility”). On January 20, 2012, the Company entered into an amendment to the Senior Credit Facility that provides for an incremental term loan facility in the aggregate principal amount of $150.0 million. As of December 31, 2012, the amount utilized under the Senior Credit Facility including the term loan was $251.2 million resulting in a total of $793.1 million available under the Senior Credit Facility. The amount utilized included $153.9 million of borrowings, $46.8 million of standby letters of credit guaranteeing the Company’s industrial revenue bonds and $50.5 million of standby letters of credit related to various insurance contracts and foreign vendor commitments. In addition, on December 19, 2012, the Company entered into a three-year on-balance sheet U.S. trade accounts receivable securitization agreement (the "Securitization Facility") that allows the Company to borrow up to $300 million based on available accounts receivable and is secured by the Company's U.S. trade accounts receivable. At December 31, 2012, the amount utilized under the Securitization Facility was $280.0 million.

During the term of the credit facilities, if the Company’s cash flow is worse than expected or the U.S. trade accounts receivables are lower than expected, the Company may need to refinance all or a portion of its indebtedness through a public and/or private debt offering or a new bank facility and may not be able to do so on terms acceptable to it, or at all. If the Company is unable to access debt markets at competitive rates or in sufficient amounts due to credit rating downgrades, market volatility, market disruption, or other factors, it could materially adversely affect the Company’s ability to repay its indebtedness and otherwise have a material adverse effect on the Company’s financial condition and results of operations.

Additionally, the credit facilities include certain affirmative and negative covenants that impose restrictions on the Company’s financial and business operations, including limitations on liens, indebtedness, investments, fundamental changes, asset dispositions, dividends and other similar restricted payments, transactions with affiliates, payments and modifications of certain existing debt, future negative pledges, and changes in the nature of the Company’s business. Many of these limitations are subject to numerous exceptions. The Company is also required to maintain a Consolidated Interest Coverage Ratio of at least 3.0 to 1.0 and a Consolidated Net Leverage Ratio of no more than 3.75 to 1.0 for the Senior Credit Facility, each as of the last day of any fiscal quarter and as defined in the Senior Credit Facility. A failure to comply with the obligations contained in our current or future credit facilities or indentures relating to our outstanding public debt could result in an event of default or an acceleration of debt under other instruments that may contain cross-acceleration or cross-default provisions. We cannot be certain that we would have, or be able to obtain, sufficient funds to make these accelerated payments.

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

The Company's international activities are significant to its manufacturing capacity, revenues and profits, and the Company is further expanding internationally. The Company increasingly sells products, operates plants and invests in companies in other parts of the world. Currently, the Company has significant operations in Europe, Malaysia and Australia for its Unilin division (including Belgium, Netherlands, France, Sweden and Russia) and Mexico for its ceramic tile business, which will expand to Western Europe and Russia following the acquisition of the Marazzi Group. In addition, the Company has invested in joint ventures in Brazil and China related to laminate flooring and ceramic tile, respectively. The business, regulatory and political environments in these countries differ from those in the U.S. The Company’s international sales, operations and investments are subject to risks and uncertainties, including:

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

The Company has obtained a number of patents relating to the Company’s products and associated methods and has filed applications for additional patents, including the UNICLIC and Pergo family of patents, which protects its interlocking laminate flooring technology. The Company cannot assure investors that any patents owned by or issued to it will provide the Company with competitive advantages, that third parties will not challenge these patents, or that the Company’s pending patent applications will be approved. In addition, patent filings by third parties, whether made before or after the date of the Company’s filings, could render the Company’s intellectual property less valuable.

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

The Company generates license revenue from certain patents in the UNICLIC and Pergo families that are not expected to expire until 2017 and 2021, respectively. The Company continues to develop new sources of revenue to offset the expiration in its UNICLIC and Pergo family of patents. The failure to develop alternative revenues could have a material adverse effect on the Company’s business.

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

Furthermore, the Company may initiate claims or litigation against parties for infringement of the Company’s proprietary rights or to establish the invalidity, noninfringement, or unenforceability of the proprietary rights of others. Likewise, the Company may have similar claims brought against it by competitors. Litigation, either as plaintiff or defendant, could result in significant expense to the Company and divert the efforts of the Company’s technical and management personnel from operations, whether or not such litigation is resolved in the Company’s favor. In the event of an adverse ruling in any such litigation, the Company might be required to pay substantial damages (including punitive damages and attorney’s fees), discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses authorizing the use of infringing technology. There can be no assurance that licenses for disputed technology or intellectual property rights would be available on reasonable commercial terms, if at all. In the event of a successful claim against the Company along with failure to develop or license a substitute technology, the Company’s business, financial condition and results of operations would be materially and adversely affected.

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
The following table summarizes the Company’s facilities both owned and leased for each segment in square feet (in millions):

	Mohawk Segment		Dal-Tile Segment		Unilin Segment
Primary Purpose	Owned	Leased	Owned	Leased	Owned	Leased
Manufacturing	17.7	—	4.6	0.1	8.7	0.4
Selling and Distribution	3.7	4.8	0.4	7.4	0.1	0.3
Other	0.9	0.1	0.2	0.3	0.1	—
Total	22.3	4.9	5.2	7.8	8.9	0.7
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

In these actions, the plaintiffs, on behalf of themselves and/or a class of purchasers, seek three times the amount of unspecified damages allegedly suffered as a result of alleged overcharges in the price of polyurethane foam products from at least 1999 to the present. Each plaintiff also seeks attorney fees, pre-judgment and post-judgment interest, court costs, and injunctive relief against future violations. In December 2011, the Company was named as a defendant in a Canadian Class action, Hi ! Neighbor Floor Covering Co. Limited v. Hickory Springs Manufacturing Company, et.al., filed in the Superior Court of Justice of Ontario, Canada and Options Consommateures v. Vitafoam, Inc. et.al., filed in the Superior Court of Justice of Quebec, Montreal, Canada, both of which allege similar claims against the Company as raised in the U.S. actions and seek unspecified damages and punitive damages. The Company denies all of the allegations in these actions and will vigorously defend itself.

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
Environmental Matters
The Company is subject to various federal, state, local and foreign environmental health and safety laws and regulations, including those governing air emissions, wastewater discharges, the use, storage, treatment, recycling and disposal of solid and hazardous materials and finished product, and the cleanup of contamination associated therewith. Because of the nature of the Company’s business, the Company has incurred, and will continue to incur, costs relating to compliance with such laws and regulations. The Company is involved in various proceedings relating to environmental matters and is currently engaged in environmental investigation, remediation and post-closure care programs at certain sites. The Company has provided accruals for such activities that it has determined to be both probable and reasonably estimable. The Company does not expect that the ultimate liability with respect to such activities will have a material adverse effect on its financial condition but could have a material adverse effect on its results of operations, cash flows or liquidity in a given quarter or year.

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

	Mohawk Common Stock
	High	Low
2011
First Quarter	$63.12	54.42
Second Quarter	68.86	57.43
Third Quarter	61.47	39.93
Fourth Quarter	61.30	40.19
2012
First Quarter	68.16	57.62
Second Quarter	75.44	60.21
Third Quarter	82.76	64.22
Fourth Quarter	93.95	77.67
As of February 20, 2013, there were approximately 297 holders of record of Common Stock. The Company has not paid or declared any cash dividends on shares of its Common Stock since completing its initial public offering. The Company’s policy is to retain all net earnings for the development of its business, and presently, it does not anticipate paying cash dividends on the Common Stock in the foreseeable future. The payment of future cash dividends will be at the sole discretion of the Board of Directors and will depend upon the Company’s profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors.
The Company did not repurchase any of its common stock during the fourth quarter of 2012.

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

	As of or for the Years Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Statement of operations data:
Net sales (a)	$5,787,980	5,642,258	5,319,072	5,344,024	6,826,348
Cost of sales (a)	4,297,922	4,225,379	3,916,472	4,111,794	5,088,584
Gross profit	1,490,058	1,416,879	1,402,600	1,232,230	1,737,764
Selling, general and administrative expenses	1,110,550	1,101,337	1,088,431	1,188,500	1,318,501
Impairment of goodwill and other intangibles (b)	—	—	—	—	1,543,397
Operating income (loss)	379,508	315,542	314,169	43,730	(1,124,134)
Interest expense	74,713	101,617	133,151	127,031	127,050
Other expense (income), net (c)	303	14,051	(11,630)	(5,588)	21,288
Earnings (loss) before income taxes	304,492	199,874	192,648	(77,713)	(1,272,472)
Income tax expense (benefit) (d)	53,599	21,649	2,713	(76,694)	180,062
Net earnings (loss)	250,893	178,225	189,935	(1,019)	(1,452,534)
Less: Net earnings attributable to the noncontrolling interest	635	4,303	4,464	4,480	5,694
Net earnings (loss) attributable to Mohawk Industries, Inc.	$250,258	173,922	185,471	(5,499)	(1,458,228)
Basic earnings (loss) per share	$3.63	2.53	2.66	(0.08)	(21.32)
Diluted earnings (loss) per share	$3.61	2.52	2.65	(0.08)	(21.32)
Balance sheet data:
Working capital (includes short-term debt)	$1,721,397	1,296,818	1,199,699	1,474,978	1,369,333
Total assets (b and d)	6,303,684	6,206,228	6,098,926	6,391,446	6,446,175
Long-term debt (including current portion)	1,382,942	1,586,439	1,653,582	1,854,479	1,954,786
Total stockholders’ equity	3,719,617	3,415,785	3,271,556	3,200,823	3,153,803

(a)
During 2009, the Company recognized an increased number of warranty claims related to the performance of commercial carpet tiles that used a newer carpet backing technology. As a result, the Company recorded a $121,224 carpet sales allowance and a $12,268 inventory write-off.

(b)	In 2008, the Company recorded an impairment of goodwill and other intangibles which included $276,807 for the Mohawk segment, $531,930 for the Dal-Tile segment and $734,660 for the Unilin segment.

(c)	In 2010, the Company received $7,730 in refunds from the U.S. government in reference to settlement of customs disputes dating back to 1986.

(d)
In 2008, the Company recorded a valuation allowance of approximately $253,000 against the deferred tax asset recorded in 2007 as a result of a change in residency the Company implemented in one of its foreign subsidiaries.

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
Net earnings attributable to the Company were $250.3 million, or diluted EPS of $3.61 for 2012 compared to net earnings attributable to the Company of $173.9 million, or diluted EPS of $2.52 for 2011. The increase in EPS was primarily attributable to the favorable net impact of price and product mix, improved manufacturing efficiencies, higher sales volume, lower interest expense and the change in the net impact of unrealized foreign exchange gains/losses, partially offset by higher input costs, increases in costs to support new product introductions and geographic expansion and higher tax expense primarily attributable to the geographic dispersion of earnings.
For the year ended December 31, 2012, the Company generated $587.6 million of cash from operating activities which it partially used for capital expenditures, repayment of borrowings, the purchase of the non-controlling interest within the Dal-Tile segment and a joint venture investment. As of December 31, 2012, the Company had cash and cash equivalents of $477.7 million, of which $42.6 million was in the United States and $435.1 million was in foreign countries.

Recent Developments

On December 20, 2012, the Company entered into a definitive share purchase agreement to acquire Fintiles S.p.A. and its subsidiaries (collectively, the “Marazzi Group”), for an estimated transaction value of approximately €1,170 million, or $1,504.4 million. The Company expects to complete the transaction during the first half of 2013 pending customary governmental approvals and the satisfaction of other closing conditions.
On January 10, 2013, the Company announced that it completed the acquisition of Pergo, a leading manufacturer of premium laminate flooring. The Company remitted approximately $150 million in cash for the acquisition using both European and U.S. cash available.

On January 28, 2013, the Company entered into an agreement to purchase Spano Invest NV, a Belgian panel board manufacturer, for €125 million ($168 million) in cash. This transaction is expected to close in the second half of 2013 pending customary governmental approvals and the satisfaction of other closing conditions.

The results of operations do not include the effect of the foregoing acquisitions, as the Pergo acquisition closed after December 31, 2012, and the Marazzi and Spano acquisitions remain pending.

Results of Operations
Following are the results of operations for the last three years:

	For the Years Ended December 31,
	2012		2011		2010
	(In millions)
Statement of operations data:
Net sales	$5,788.0	100.0%	5,642.3	100.0%	5,319.1	100.0%
Cost of sales (1)	4,297.9	74.3%	4,225.4	74.9%	3,916.5	73.6%
Gross profit	1,490.1	25.7%	1,416.9	25.1%	1,402.6	26.4%
Selling, general and administrative expenses (2)	1,110.6	19.2%	1,101.3	19.5%	1,088.4	20.5%
Operating income	379.5	6.6%	315.6	5.6%	314.2	5.9%
Interest expense (3)	74.7	1.3%	101.6	1.8%	133.2	2.5%
Other expense (income) (4)	0.3	0.0%	14.1	0.2%	(11.6)	(0.2)%
Earnings before income taxes	304.5	5.3%	199.9	3.5%	192.6	3.6%
Income tax expense	53.6	0.9%	21.7	0.4%	2.7	0.1%
Net earnings	250.9	4.3%	178.2	3.2%	189.9	3.6%
Less: Net earnings attributable to the noncontrolling interest	0.6	0.0%	4.3	0.1%	4.4	0.1%
Net earnings attributable to Mohawk Industries, Inc.	$250.3	4.3%	173.9	3.1%	185.5	3.5%
(1) Cost of sales includes:
Restructuring charges	$14.8	0.3%	17.5	0.3%	12.4	0.2%
(2) Selling, general and administrative expenses include:
Restructuring charges	3.7	0.1%	5.7	0.1%	0.8	—%
Lease charges	—	—%	6.0	0.1%	—	—%
(3) Interest expense includes:
Debt extinguishment costs	—	—%	1.1	—%	7.5	0.1%
(4) Other expense (income) includes:
Unrealized foreign currency losses	—	—%	9.1	0.2%	—	—%
U.S. customs refund	—	—%	—	—%	(7.7)	(0.1)%
Acquisitions purchase accounting	—	—%	—	—%	1.7	—%
Year Ended December 31, 2012, as Compared with Year Ended December 31, 2011

Net sales

Net sales for 2012 were $5,788.0 million, reflecting an increase of $145.7 million, or 2.6%, from the $5,642.3 million reported for 2011. The increase was primarily driven by the favorable net impact of price and product mix of approximately $146 million and higher volume of approximately $92 million, partially offset by the net impact of unfavorable foreign exchange rates of approximately $92 million.

Mohawk Segment—Net sales decreased $15.6 million, or 0.5%, to $2,912.1 million for 2012, compared to $2,927.7 million for 2011. The decrease was primarily driven by lower volume of approximately $142 million, which was partially offset by the favorable net impact of price and product mix of approximately $126 million. The volume decreases were primarily attributable to the timing of carpet product transitions in the home center channel and lower demand for rug products in the retail channel.

Dal-Tile Segment—Net sales increased $162.1 million, or 11.1%, to $1,616.4 million for 2012, compared to $1,454.3 million for 2011. The increase was primarily driven by volume increases of approximately $157 million and the favorable net impact of price and product mix of approximately $11 million, partially offset by the net impact of unfavorable foreign exchange rates of approximately $6 million. The volume increases were primarily attributable to improvement in the U.S. commercial and residential channels and growth in the Mexican market.

Unilin Segment—Net sales increased $5.5 million, or 0.4%, to $1,350.3 million for 2012, compared to $1,344.8 million for 2011. The increase was primarily driven by volume increases of approximately $84 million and the favorable net impact of price and product mix of approximately $8 million, partially offset by the impact of unfavorable foreign exchange rates of approximately $86 million. The volume increases were primarily attributable to flooring products primarily in Russia, Australia and North America, as well as increases in wood panel and insulation products.
Quarterly net sales and the percentage changes in net sales by quarter for 2012 versus 2011 were as follows (dollars in millions):

	2012	2011	Change
First quarter	$1,409.0	1,343.6	4.9%
Second quarter	1,469.8	1,477.9	(0.5)%
Third quarter	1,473.5	1,442.5	2.1%
Fourth quarter	1,435.7	1,378.3	4.2%
Total year	$5,788.0	5,642.3	2.6%

Gross profit

Gross profit for 2012 was $1,490.1 million (25.7% of net sales), an increase of $73.2 million or 5.2%, compared to gross profit of $1,416.9 million (25.1% of net sales) for 2011. The increase in gross profit dollars was primarily attributable to the favorable net impact of price and product mix of approximately $62 million, operations productivity of approximately $52 million and higher sales volume of approximately $22 million, partially offset by higher input costs of approximately $42 million and the impact of unfavorable foreign exchange rates of approximately $19 million.

Selling, general and administrative expenses

Selling, general and administrative expenses for 2012 were $1,110.6 million (19.2% of net sales), compared to $1,101.3 million (19.5% of net sales) for 2011. Selling, general and administrative expenses decreased as a percentage of net sales compared to the prior year primarily due to increased sales volume. The increase in selling, general and administrative expenses in dollars was primarily driven by increases in costs to support new product introductions and geographic expansion of approximately $31 million, partially offset by favorable foreign exchange rates of approximately $15 million and lower amortization costs of approximately $9 million.

Operating income

Operating income for 2012 was $379.5 million (6.6% of net sales) reflecting an increase of $64.0 million, or 20.3%, compared to operating income of $315.5 million (5.6% of net sales) for 2011. The increase in operating income was primarily driven by the favorable net impact of price and product mix of approximately $62 million, operations productivity of approximately $52 million and sales volume increases of approximately $22 million, partially offset by higher input costs of approximately $42 million and increases in selling costs to support new product introductions, geographic expansion and higher sales volume of approximately $31 million.

Mohawk Segment—Operating income was $158.2 million (5.4% of segment net sales) for 2012 reflecting an increase of $48.3 million compared to operating income of $109.9 million (3.8% of segment net sales) for 2011. The increase in operating income was primarily driven by the favorable net impact of price and product mix of approximately $67 million, higher operations productivity of approximately $18 million and lower restructuring costs of approximately $15 million, partially offset by lower sales volume of approximately $36 million and higher input costs of approximately $18 million.

Dal-Tile Segment—Operating income was $121.0 million (7.5% of segment net sales) for 2012 reflecting an increase of $19.7 million compared to operating income of $101.3 million (7.0% of segment net sales) for 2011. The increase in operating income was primarily driven by sales volume increases of approximately $42 million and favorable foreign exchange rates of approximately $6 million, partially offset by increases in selling costs to support new product introductions and higher sales volume of approximately $16 million, manufacturing start-up and restructuring costs of approximately $9 million and higher input costs of approximately $7 million.

Unilin Segment—Operating income was $126.4 million (9.4% of segment net sales) for 2012 reflecting a decrease of $0.7 million compared to operating income of $127.1 million (9.5% of segment net sales) for 2011. The decrease in operating income was primarily driven by higher input costs of approximately $18 million, increases in costs to support new product introductions and geographic expansion of approximately $11 million and unfavorable foreign exchange rates of approximately $10 million, partially offset by operations productivity of approximately $25 million and sales volume increases of approximately $15 million.

Interest expense

Interest expense was $74.7 million for 2012, reflecting a decrease of $26.9 million compared to interest expense of $101.6 million for 2011. The decrease in interest expense in 2012 was due to lower outstanding debt and lower interest rates on that outstanding debt. The lower interest rates were primarily attributable to the shift from higher interest rate senior notes to the Senior Credit Facility and the rating agency upgrades discussed in "Liquidity and Capital Resources".

Other expense

Other expense was $0.3 million for 2012, reflecting a change of $13.7 million compared to other expense of $14.1 million for 2011. The change was primarily attributable to net foreign currency losses of approximately $16 million. The unrealized foreign currency losses in the prior year were primarily a result of volatility in the Mexican Peso and Canadian Dollar that occurred late in the third quarter of 2011. Prior to the second quarter of 2012, operations carried out in Mexico used the U.S. dollar as the functional currency. Effective April 1, 2012, the Company changed the functional currency of its Mexico operations to the Mexican peso. See Note 1(l) of the Notes to the Consolidated Financial Statements.

Income tax expense

For 2012, the Company recorded income tax expense of $53.6 million on earnings before income taxes of $304.5 million for an effective tax rate of 17.6%, as compared to an income tax expense of $21.7 million on earnings before income taxes of $199.9 million, resulting in an effective tax rate of 10.8% for 2011. The difference in the effective tax rate for the comparative period is primarily due to the geographical dispersion of earnings and losses, a favorable IRS audit settlement in 2011, and the expiration of statutes of limitations for both Federal and State tax purposes.
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

Quarterly net sales and the percentage changes in net sales by quarter for 2011 versus 2010 were as follows (dollars in millions):

	2011	2010	Change
First quarter	$1,343.6	1,347.2	(0.3)%
Second quarter	1,477.9	1,400.1	5.6%
Third quarter	1,442.5	1,309.6	10.1%
Fourth quarter	1,378.3	1,262.2	9.2%
Total year	$5,642.3	5,319.1	6.1%
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

Cash flows provided by operating activities for 2012 were $587.6 million compared to $301.0 million provided by operating activities for 2011. The increase in cash provided by operating activities for 2012 as compared to 2011 is primarily attributable to higher earnings, and improvements in working capital. As discussed in note 13 to the consolidated financial statements, on December 28, 2012, the Company received the refund of the deposit related to the tax assessment by the Belgium taxing authority of €23.8 million. On January 30, 2013, the Company received a refund of the interest deposit of €2.9 million and interest income of €1.6 million earned on the deposit.
Net cash used in investing activities for 2012 was $215.3 million compared to $299.7 million for 2011. The decrease in investing activities primarily relates to lower capital expenditures and lower acquisition expenditures in 2012. Capital spending during 2013, excluding pending acquisition expenditures, is expected to range from approximately $275 million to $295 million and is intended to be used primarily to purchase equipment, add geographic capacity and to streamline manufacturing capabilities.
Net cash used in financing activities for 2012 was $216.8 million compared to $33.1 million for 2011. The change in cash used in financing activities as compared to 2011 is primarily attributable to the purchase of the non-controlling interest within the Dal-Tile segment for approximately $35.0 million, repayment of borrowings and funding of working capital.

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

As of December 31, 2012, the amount utilized under the Senior Credit Facility including the term loan was $251.2 million, resulting in a total of $793.1 million available under the Senior Credit Facility. The amount utilized included $153.9 million of borrowings, $46.8 million of standby letters of credit guaranteeing the Company’s industrial revenue bonds and $50.5 million of standby letters of credit related to various insurance contracts and foreign vendor commitments.

On December 19, 2012, the Company entered into a three-year on-balance sheet trade accounts receivable securitization agreement (the "Securitization Facility"). The Securitization Facility allows the Company to borrow up to $300 million based on available accounts receivable and is secured by the Company's U.S. trade accounts receivable. Borrowings under the Securitization Facility bear interest at commercial paper interest rates, in the case of lenders that are commercial paper conduits, or LIBOR, in the case of lenders that are not commercial paper conduits, in each case, plus an applicable margin of 0.75% per annum. The Company also pays a commitment fee at a per annum rate of 0.30% on the unused amount of each lender's commitment. At December 31, 2012, the amount utilized under the Securitization Facility was $280.0 million.

On January 31, 2013, the Company issued $600 million aggregate principal amount of 3.850% Senior Notes due 2023. In the event that the Company does not complete its acquisition of the Marazzi Group on or prior to January 25, 2014 or if, prior to that date, the Share Purchase Agreement with respect to the acquisition is terminated, the Company will be required to redeem all of the notes on the special mandatory redemption date at a redemption price equal to 101% of the aggregate principal amount of the notes, plus accrued and unpaid interest thereon to, but not including, the special mandatory redemption date.

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
As of December 31, 2012, the Company had invested cash of $417.5 million, of which $415.9 million was invested in A-1/P-1 rated money market cash investments in Europe. While the Company’s plans are to permanently reinvest the cash held in Europe, the estimated cost of repatriation for the cash invested in Europe would be approximately $145.6 million. The Company believes that its cash and cash equivalents on hand, cash generated from operations and availability under its credit facilities will be sufficient to meet its capital expenditure, working capital and debt servicing requirements over the next twelve months.
The Company may continue, from time to time, to retire its outstanding debt through cash purchases in the open market, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amount involved may be material.
The Company’s Board of Directors has authorized the repurchase of up to 15 million shares of the Company’s outstanding common stock. Since the inception of the program in 1999, a total of approximately 11.5 million shares have been repurchased at an aggregate cost of approximately $335.1 million. All of these repurchases have been financed through the Company’s operations and banking arrangements. No shares were repurchased during 2012 or 2011.

Contractual obligations
The following is a summary of the Company’s future minimum payments under contractual obligations as of December 31, 2012 (in millions):

	Total	2013	2014	2015	2016	2017	Thereafter
Recorded Contractual Obligations:
Long-term debt, including current maturities and capital leases	$1,382.9	55.2	13.7	300.9	1,012.9	0.2	—
Unrecorded Contractual Obligations:
Interest payments on long-term debt and capital leases (1)	234.5	67.1	66.9	66.6	33.8	0.1	—
Operating leases	304.5	87.7	75.5	59.3	33.7	21.2	27.1
Purchase commitments (2)	145.4	80.3	37.9	26.0	1.2	—	—
Expected pension contributions (3)	1.9	1.9	—	—	—	—	—
Uncertain tax positions (4)	1.2	1.2	—	—	—	—	—
Guarantees	11.9	8.6	3.3	—	—	—	—
	699.4	246.8	183.6	151.9	68.7	21.3	27.1
Total	$2,082.3	302.0	197.3	452.8	1,081.6	21.5	27.1

(1)
For fixed rate debt, the Company calculated interest based on the applicable rates and payment dates. For variable rate debt, the Company estimated average outstanding balances for the respective periods and applied interest rates in effect as of December 31, 2012 to these balances.

(2)	Includes commitments for natural gas, electricity and raw material purchases.

(3)
Includes the estimated pension contributions for 2013 only, as the Company is unable to estimate the pension contributions beyond 2013. The Company’s projected benefit obligation and plan assets as of December 31, 2012 were $37.6 million and $32.6 million, respectively. The projected benefit obligation liability has not been presented in the table above due to uncertainty as to amounts and timing regarding future payments.

(4)
Excludes $33.7 million of non-current accrued income tax liabilities and related interest and penalties for uncertain tax positions. These liabilities have not been presented in the table above due to uncertainty as to amounts and timing regarding future payments.

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

•
Accounts receivable and revenue recognition. Revenues are recognized when there is persuasive evidence of an arrangement, delivery has occurred, the price has been fixed or is determinable, and collectability can be reasonably assured. The Company provides allowances for expected cash discounts, sales allowances, returns, claims and doubtful accounts based upon historical bad debt and claims experience and periodic evaluation of specific customer accounts and the aging of accounts receivable. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. A 10% change in the Company’s allowance for discounts, returns, claims and doubtful accounts would have affected net earnings by approximately $2 million for the year ended December 31, 2012.

•
Inventories are stated at the lower of cost or market (net realizable value). Cost has been determined using the first-in first-out method (“FIFO”). Costs included in inventory include raw materials, direct and indirect labor and employee benefits, depreciation, general manufacturing overhead and various other costs of manufacturing. Market, with respect to all inventories, is replacement cost or net realizable value. Inventories on hand are compared against anticipated future usage, which is a function of historical usage, anticipated future selling price, expected sales below cost, excessive quantities and an evaluation for obsolescence. Actual results could differ from assumptions used to value obsolete inventory, excessive inventory or inventory expected to be sold below cost and additional reserves may be required. A 10% change in the Company’s reserve for excess or obsolete inventory would have affected net earnings by approximately $4 million for the year ended December 31, 2012.

•
Goodwill and other intangibles. Goodwill is tested annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. The Company considers the relationship between its market capitalization and its book value, among other factors, when reviewing for indicators of impairment. The goodwill impairment tests are based on determining the fair value of the specified reporting units based on management judgments and assumptions using the discounted cash flows and comparable company market valuation approaches. The Company has identified Mohawk, Dal-Tile, Unilin Flooring, Unilin Chipboard and Melamine, and Unilin Roofing as its reporting units for the purposes of allocating goodwill and intangibles as well as assessing impairments. The valuation approaches are subject to key judgments and assumptions that are sensitive to change such as judgments and assumptions about appropriate sales growth rates, operating margins, weighted average cost of capital (“WACC”), and comparable company market multiples. When developing these key judgments and assumptions, the Company considers economic, operational and market conditions that could impact the fair value of the reporting unit. However, estimates are inherently uncertain and represent only management’s reasonable expectations regarding future developments. These estimates and the judgments and assumptions upon which the estimates are based will, in all likelihood, differ in some respects from actual future results. Should a significant or prolonged deterioration in economic conditions occur, such as declines in spending for new construction, remodeling and replacement activities; the inability to pass increases in the costs of raw materials and fuel on to customers; or a decline in comparable company market multiples, then key judgments and assumptions could be impacted. Generally, a decline in estimated after tax cash flows of more than 25% or a more than 15% increase in WACC or a significant or prolonged decline in market capitalization could result in an additional indication of impairment.

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
The Company conducted its annual assessment of goodwill and indefinite lived intangibles in the fourth quarter and no impairment was indicated for 2012.

•
Income taxes. The Company’s effective tax rate is based on its income, statutory tax rates and tax planning opportunities available in the jurisdictions in which it operates. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining the Company’s tax expense and in evaluating the Company’s tax positions. Deferred tax assets represent amounts available to reduce income taxes payable on taxable income in a future period. The Company evaluates the recoverability of these future tax benefits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income inherently rely on estimates, including business forecasts and other projections of financial results over an extended period of time. In the event that the Company is not able to realize all or a portion of its deferred tax assets in the future, a valuation allowance is provided. The Company would recognize such amounts through a charge to income in the period in which that determination is made or when tax law changes are enacted. The Company had valuation allowances of $321.6 million in 2012, $334.2 million in 2011 and $325.1 million in 2010. For further information regarding the Company’s valuation allowances, see Note 13 to the consolidated financial statements.

In the ordinary course of business there is inherent uncertainty in quantifying the Company’s income tax positions. The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon the Company’s evaluation of the facts, circumstances and information available as of the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information, as required by the provisions of the Financial Accounting Standards Board (“FASB”) FASB Accounting Standards Codification Topic ("ASC") 740-10. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the consolidated financial statements. As of December 31, 2012, the Company has $53.8 million accrued for uncertain tax positions. For further information regarding the Company’s uncertain tax positions, see Note 13 to the consolidated financial statements.

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

Recent Accounting Pronouncements
Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income (Topic 220)-Presentation of Comprehensive Income” (“ASU 2011-05”) requires comprehensive income to be presented as a single continuous financial statement or in two separate but consecutive statements. The option of presenting other comprehensive income in the statement of stockholders' equity was eliminated. The Company adopted ASU 2011-05 in the first quarter of 2012 and chose to present comprehensive income as two separate but consecutive statements.

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
The Company’s market risk is impacted by changes in foreign currency exchange rates, interest rates and certain commodity prices. Financial exposures to these risks are monitored as an integral part of the Company’s risk management program, which seeks to reduce the potentially adverse effect that the volatility of these markets may have on its operating results. From time to time, the Company enters into derivative contracts to manage these risks. The Company does not regularly engage in speculative transactions, nor does it regularly hold or issue financial instruments for trading purposes. The Company did not have any derivative contracts outstanding as of December 31, 2012 and 2011. As of December 31, 2012, approximately 65% of the Company’s debt portfolio was comprised of fixed-rate debt and 35% was floating-rate debt. A 1.0 percentage point change in the interest rate of the floating-rate debt would not have a material impact on the Company’s results of operations.

Item 8.	Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Mohawk Industries, Inc.:
We have audited the accompanying consolidated balance sheets of Mohawk Industries, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mohawk Industries, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mohawk Industries, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Atlanta, Georgia
February 27, 2013

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Mohawk Industries, Inc.:
We have audited Mohawk Industries, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Mohawk Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, as set forth in Item 9A. of Mohawk Industries, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Mohawk Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mohawk Industries, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 27, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Atlanta, Georgia
February 27, 2013

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2012 and 2011

	2012	2011
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$477,672	311,945
Receivables, net	679,473	686,165
Inventories	1,133,736	1,113,630
Prepaid expenses	138,117	112,779
Deferred income taxes	111,585	150,910
Other current assets	9,463	22,735
Total current assets	2,550,046	2,398,164
Property, plant and equipment, net	1,692,852	1,712,154
Goodwill	1,385,771	1,375,175
Tradenames	455,503	450,432
Other intangible assets, net	98,296	154,668
Deferred income taxes and other non-current assets	121,216	115,635
	$6,303,684	6,206,228
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$55,213	386,255
Accounts payable and accrued expenses	773,436	715,091
Total current liabilities	828,649	1,101,346
Deferred income taxes	329,810	355,653
Long-term debt, less current portion	1,327,729	1,200,184
Other long-term liabilities	97,879	99,537
Total liabilities	2,584,067	2,756,720
Commitments and contingencies (Notes 7 and 14)
Redeemable noncontrolling interest	—	33,723
Stockholders’ equity:
Preferred stock, $.01 par value; 60 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 150,000 shares authorized; 80,185 and 79,815 shares issued in 2012 and 2011, respectively	802	798
Additional paid-in capital	1,277,521	1,248,131
Retained earnings	2,605,023	2,354,765
Accumulated other comprehensive income, net	159,733	135,639
	4,043,079	3,739,333
Less treasury stock at cost; 11,032 and 11,034 shares in 2012 and 2011, respectively	323,462	323,548
Total stockholders’ equity	3,719,617	3,415,785
	$6,303,684	6,206,228
See accompanying notes to consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
	(In thousands, except per share data)
Net sales	$5,787,980	5,642,258	5,319,072
Cost of sales	4,297,922	4,225,379	3,916,472
Gross profit	1,490,058	1,416,879	1,402,600
Selling, general and administrative expenses	1,110,550	1,101,337	1,088,431
Operating income	379,508	315,542	314,169
Interest expense	74,713	101,617	133,151
Other expense (income)	303	14,051	(11,630)
Earnings before income taxes	304,492	199,874	192,648
Income tax expense	53,599	21,649	2,713
Net earnings	250,893	178,225	189,935
Less: Net earnings attributable to noncontrolling interest	635	4,303	4,464
Net earnings attributable to Mohawk Industries, Inc.	$250,258	173,922	185,471
Basic earnings per share attributable to Mohawk Industries, Inc.	$3.63	2.53	2.66
Diluted earnings per share attributable to Mohawk Industries, Inc.	$3.61	2.52	2.65

See accompanying notes to consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
	(in thousands)
Net earnings	$250,893	178,225	189,935
Other comprehensive income (loss):
Foreign currency translation adjustments	25,685	(42,006)	(119,200)
Pension prior service cost and actuarial (loss) gain	(1,591)	(452)	380
Other comprehensive income (loss)	24,094	(42,458)	(118,820)
Comprehensive income	274,987	135,767	71,115
Less: comprehensive income attributable to the non-controlling interest	635	4,303	4,464
Comprehensive income attributable to Mohawk Industries, Inc.	$274,352	131,464	66,651

See accompanying notes to consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2012, 2011 and 2010

		Total Stockholders’ Equity
	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Total Stockholders’ Equity
		Shares	Amount				Shares	Amount
	(In thousands)
Balances at December 31, 2009	$33,459	79,518	$795	$1,227,856	$1,998,616	$296,917	(11,034)	$(323,361)	$3,200,823
Shares issued under employee and director stock plans	—	148	2	1,685	—	—	(3)	(265)	1,422
Stock-based compensation expense	—	—	—	6,888	—	—	—	—	6,888
Tax deficit from stock-based compensation	—	—	—	(984)	—	—	—	—	(984)
Distribution to noncontrolling interest, net of adjustments	(5,726)	—	—	—	—	—	—	—	—
Noncontrolling earnings	4,464	—	—	—	—	—	—	—	—
Accretion of redeemable noncontrolling interest	3,244	—	—	—	(3,244)	—	—	—	(3,244)
Currency translation adjustment	—	—	—	—	—	(119,200)	—	—	(119,200)
Pension prior service cost and actuarial gain or loss	—	—	—	—	—	380	—	—	380
Net income	—	—	—	—	185,471	—	—	—	185,471
Balances at December 31, 2010	35,441	79,666	797	1,235,445	2,180,843	178,097	(11,037)	(323,626)	3,271,556
Shares issued under employee and director stock plans	—	149	1	2,543	—	—	3	78	2,622
Stock-based compensation expense	—	—	—	10,159	—	—	—	—	10,159
Tax deficit from stock-based compensation	—	—	—	(16)	—	—	—	—	(16)
Distribution to noncontrolling interest, net of adjustments	(4,764)	—	—	—	—	—	—	—	—
Retained distribution noncontrolling interest	(1,257)	—	—	—		—	—	—	—
Noncontrolling earnings	4,303	—	—	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	(42,006)	—	—	(42,006)
Pension prior service cost and actuarial gain or loss	—	—	—	—	—	(452)	—	—	(452)
Net income	—	—	—	—	173,922	—	—	—	173,922
Balances at December 31, 2011	33,723	79,815	798	1,248,131	2,354,765	135,639	(11,034)	(323,548)	3,415,785
Shares issued under employee and director stock plans		370	4	13,467			2	86	13,557
Stock-based compensation expense				14,082					14,082
Tax benefit from stock-based compensation				1,133					1,133
Distribution to noncontrolling interest, net of adjustments	(423)								—
Noncontrolling earnings	635								—
Purchase of noncontrolling interest	(35,000)								—
Tax effect of purchase of noncontrolling interest	1,065			708					708
Currency translation adjustment						25,685			25,685
Pension prior service cost and actuarial gain or loss						(1,591)			(1,591)
Net income					250,258				250,258
Balances at December 31, 2012	$—	80,185	$802	$1,277,521	$2,605,023	$159,733	(11,032)	$(323,462)	$3,719,617
See accompanying notes to consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
	(In thousands)
Cash flows from operating activities:
Net earnings	$250,893	178,225	189,935
Adjustments to reconcile net earnings to net cash provided by operating activities:
Restructuring	18,564	23,209	12,341
Depreciation and amortization	280,293	297,734	296,773
Deferred income taxes	9,037	(4,616)	(21,279)
Loss on extinguishment of debt	—	1,116	7,514
Loss (gain) on disposal of property, plant and equipment	4,782	(1,273)	(4,975)
Stock-based compensation expense	14,082	10,159	6,888
Other	—	(1,257)	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	10,888	(85,391)	(12,273)
Income tax receivable	—	1,631	68,740
Inventories	(17,079)	(100,205)	(118,903)
Accounts payable and accrued expenses	39,181	(11,124)	(86,947)
Other assets and prepaid expenses	(9,864)	(12,434)	(11,791)
Other liabilities	(13,187)	5,219	(6,311)
Net cash provided by operating activities	587,590	300,993	319,712
Cash flows from investing activities:
Additions to property, plant and equipment	(208,294)	(275,573)	(156,180)
Proceeds from insurance claim	—	—	4,615
Acquisitions, net of cash acquired	—	(24,097)	—
Investment in joint venture	(7,007)	—	(79,917)
Net cash used in investing activities	(215,301)	(299,670)	(231,482)
Cash flows from financing activities:
Payments on revolving line of credit	(1,711,425)	(1,431,349)	—
Proceeds from revolving line of credit	1,567,300	1,729,349	—
Repayment of senior notes	(336,270)	(368,478)	(199,992)
Proceeds from asset securitization borrowings	280,000	—	—
Borrowings (payments) on term loan and other debt	(3,259)	2,806	(812)
Debt issuance costs	(1,797)	(8,285)	—
Debt extinguishment costs	—	(1,734)	(7,514)
Purchase of non-controlling interest	(35,000)	—	—
Distribution to non-controlling interest	(423)	(4,764)	(3,472)
Change in restricted cash	—	27,954	(27,954)
Change in outstanding checks in excess of cash	7,890	17,590	(17,900)
Proceeds from stock transactions	16,153	3,787	2,445
Net cash used in financing activities	(216,831)	(33,124)	(255,199)
Effect of exchange rate changes on cash and cash equivalents	10,269	(10,471)	(10,272)
Net change in cash and cash equivalents	165,727	(42,272)	(177,241)
Cash and cash equivalents, beginning of year	311,945	354,217	531,458
Cash and cash equivalents, end of year	$477,672	311,945	354,217

See accompanying notes to consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011 and 2010
(In thousands, except per share data)

(1) Summary of Significant Accounting Policies
(a) Basis of Presentation
Mohawk Industries, Inc. (“Mohawk” or the “Company”), a term which includes the Company and its subsidiaries, is a leading producer of floor covering products for residential and commercial applications in the United States (“U.S.”) and residential applications in Europe. The Company is the second largest carpet and rug manufacturer and one of the largest manufacturers, marketers and distributors of ceramic tile, natural stone and hardwood flooring in the U.S., as well as a leading producer of laminate flooring in the U.S. and Europe.
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
(b) Cash and Cash Equivalents
The Company considers investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2012, the Company had invested cash of $417,541 of which $415,877 was invested in A-1/P-1 rated money market cash investments in Europe and $1,664 was in North America and Mexico. As of December 31, 2011, the Company had invested cash of $266,488 of which $259,991 was invested in A-1/P-1 rated money market cash investments in Europe and $6,497 was in North America and Mexico.
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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

machinery and equipment, the shorter of the estimated useful life or lease term for leasehold improvements and 3-7 years for furniture and fixtures.
(f) Goodwill and Other Intangible Assets
In accordance with the provisions of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification Topic ("ASC") 350, “Intangibles-Goodwill and Other,” the Company tests goodwill and other intangible assets with indefinite lives for impairment on an annual basis in the fourth quarter (or on an interim basis if an event occurs that might reduce the fair value of the reporting unit below its carrying value). The Company considers the relationship between its market capitalization and its book value, among other factors, when reviewing for indicators of impairment. The goodwill impairment tests are based on determining the fair value of the specified reporting units based on management’s judgments and assumptions using the discounted cash flows and comparable company market valuation approaches. The Company has identified Mohawk, Dal-Tile, Unilin Flooring, Unilin Chipboard and Melamine, and Unilin Roofing as its reporting units for the purposes of allocating goodwill and intangibles as well as assessing impairments. The valuation approaches are subject to key judgments and assumptions that are sensitive to change such as judgments and assumptions about appropriate sales growth rates, operating margins, weighted average cost of capital (“WACC”), and comparable company market multiples.
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
The impairment evaluation for indefinite lived intangible assets, which for the Company are its trademarks, is conducted during the fourth quarter of each year, or more frequently if events or changes in circumstances indicate that an asset might be impaired. During 2012, the Company adopted Accounting Standard Update No. 2011-08, "Testing Goodwill for Impairment," and early adopted Accounting Standard Update No. 2012-02, "Testing Indefinite-Lived Intangible Assets for Impairment." As a result, beginning in 2012, the first step of the impairment tests for our indefinite lived intangible assets is a thorough assessment of qualitative factors to determine the existence of events or circumstances that would indicate that it is not more likely than not that the fair value of these assets is less than their carrying amounts. If the qualitative test indicates it is not more likely than not that the fair value of these assets is less than their carrying amounts, a quantitative assessment is not required. If a quantitative test is necessary, the second step of our impairment test involves comparing the estimated fair value of a reporting unit to its carrying amount. The determination of fair value used in the impairment evaluation is based on discounted estimates of future sales projections attributable to ownership of the trademarks. Significant judgments inherent in this analysis include assumptions about appropriate sales growth rates, royalty rates, WACC and the amount of expected future cash flows. The judgments and assumptions used in the estimate of fair value are generally consistent with past performance and are also consistent with the projections and assumptions that are used in current operating plans. Such assumptions are subject to change as a result of changing economic and competitive conditions. The determination of fair value is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of the trademarks. Estimated cash flows are sensitive to changes in the economy among other things. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.
Intangible assets that do not have indefinite lives are amortized based on average lives, which range from 7-16 years.
(g) Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties related to unrecognized tax benefits in income tax expense.
(h) Financial Instruments

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

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
(i) Advertising Costs and Vendor Consideration
Advertising and promotion expenses are charged to earnings during the period in which they are incurred. Advertising and promotion expenses included in selling, general, and administrative expenses were $29,175 in 2012, $35,847 in 2011 and $38,553 in 2010.
Vendor consideration, generally cash, is classified as a reduction of net sales, unless specific criteria are met regarding goods or services that the vendor may receive in return for this consideration. The Company makes various payments to customers, including slotting fees, advertising allowances, buy-downs and co-op advertising. All of these payments reduce gross sales with the exception of co-op advertising. Co-op advertising is classified as a selling, general and administrative expense in accordance with ASC 605-50. Co-op advertising expenses, a component of advertising and promotion expenses, were $6,424 in 2012, $3,520 in 2011 and $4,660 in 2010.
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
(l) Foreign Currency Translation
Prior to the second quarter of 2012, operations carried out in Mexico used the U.S. dollar as the functional currency. Effective April 1, 2012, the Company changed the functional currency of its Mexico operations to the Mexican peso. The Company believes that the completion of a second plant in Mexico and growth in sales to the local Mexican market indicated a significant change in the economic facts and circumstances that justified the change in the functional currency. The effects of the change in functional currency were not significant to the Company's consolidated financial statements.
The Company’s subsidiaries that operate outside the United States use their local currency as the functional currency, with the exception of operations carried out in Canada in which case the functional currency is the U.S. dollar. Other than Canada, the functional currency is translated into U.S. dollars for balance sheet accounts using the month end rates in effect as of the balance sheet date and average exchange rate for revenue and expense accounts for each respective period. The translation adjustments are deferred as a separate component of stockholders’ equity, within accumulated other comprehensive income. Gains or losses resulting from transactions denominated in foreign currencies are included in other income or expense, within the consolidated statements of operations. The assets and liabilities of the Company’s Canadian operations are re-measured using a month end rate, except for non-monetary assets and liabilities, which are re-measured using the historical exchange rate. Income and expense accounts are re-measured using an average monthly rate for the period, except for expenses related to those balance sheet accounts that are re-measured using historical exchange rates. The resulting re-measurement adjustment is reported in the consolidated statements of operations when incurred.
(m) Earnings per Share (“EPS”)
Basic net earnings per share (“EPS”) is calculated using net earnings available to common stockholders divided by the weighted-average number of shares of common stock outstanding during the year. Diluted EPS is similar to basic EPS except

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

that the weighted-average number of shares is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.
Dilutive common stock options are included in the diluted EPS calculation using the treasury stock method. Common stock options and unvested restricted shares (units) that were not included in the diluted EPS computation because the price was greater than the average market price of the common shares for the periods presented were 891, 1,180 and 1,203 for 2012, 2011 and 2010, respectively.
Computations of basic and diluted earnings per share are presented in the following table:

	2012	2011	2010
Net earnings attributable to Mohawk Industries, Inc.	$250,258	173,922	185,471
Accretion of redeemable noncontrolling interest (1)	—	—	(3,244)
Net earnings available to common stockholders	$250,258	173,922	182,227
Weighted-average common shares outstanding-basic and diluted:
Weighted-average common shares outstanding - basic	68,988	68,736	68,578
Add weighted-average dilutive potential common shares - options and RSU’s to purchase common shares, net	318	228	206
Weighted-average common shares outstanding-diluted	69,306	68,964	68,784
Basic earnings per share attributable to Mohawk Industries, Inc.	$3.63	2.53	2.66
Diluted earnings per share attributable to Mohawk Industries, Inc.	$3.61	2.52	2.65

(1)	Amount represents the adjustment to fair value of a redeemable noncontrolling interest in a consolidated subsidiary of the Company.
(n) Stock-Based Compensation
The Company recognizes compensation expense for all share-based payments granted based on the grant-date fair value estimated in accordance with ASC 718-10, “Stock Compensation”. Compensation expense is generally recognized on a straight-line basis over the awards' estimated lives for fixed awards with ratable vesting provisions.
(o) Comprehensive Income
Comprehensive income includes foreign currency translation of assets and liabilities of foreign subsidiaries, effects of exchange rate changes on intercompany balances of a long-term nature and pensions. The Company does not provide income taxes on currency translation adjustments, as earnings from foreign subsidiaries are considered to be indefinitely reinvested.
Amounts recorded in accumulated other comprehensive income on the consolidated statements of stockholders' equity for the years ended December 31, 2012, 2011 and 2010 are as follows:

	Foreign translation adjustment	Pensions	Total
December 31, 2009	$296,182	735	296,917
2010 activity	(119,200)	380	(118,820)
December 31, 2010	176,982	1,115	178,097
2011 activity	(42,006)	(452)	(42,458)
December 31, 2011	134,976	663	135,639
2012 activity	25,685	(1,591)	24,094
December 31, 2012	$160,661	(928)	159,733
(p) Recent Accounting Pronouncements

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income (Topic 220)-Presentation of Comprehensive Income” (“ASU 2011-05”) requires comprehensive income to be presented in a single continuous financial statement or in two separate but consecutive statements. The option of presenting other comprehensive income in the statement of stockholders' equity was eliminated. The Company adopted ASU 2011-05 in the first quarter of 2012 and chose to present comprehensive income in two separate but consecutive statements.
(q) Fiscal Year
The Company ends its fiscal year on December 31. Each of the first three quarters in the fiscal year ends on the Saturday nearest the calendar quarter end.

(2) Acquisitions
The Company invested in a Brazilian joint venture in the Unilin segment for $7,007 in 2012. The Company acquired an Australian distribution business in the Unilin segment for $24,097 in 2011. The Company acquired a 34% equity investment in a leading manufacturer and distributor of ceramic tile in China in the Dal-Tile segment for $79,917 in 2010. In June 2012, the Company increased its equity method ownership in the China joint venture to 49% through a restructuring transaction in which the majority equity owner acquired certain assets of the joint venture. Also in 2012, the Company purchased the non-controlling interest within the Dal-Tile segment for $35,000.
On January 10, 2013, the Company completed its purchase of Pergo, a leading manufacturer of laminate flooring in the United States and the Nordic countries. The total value of the acquisition was approximately $150 million in cash.
On December 20, 2012, the Company entered into a definitive share purchase agreement to acquire Fintiles S.p.A and its subsidiaries (collectively, the "Marazzi Group"), a global manufacturer, distributor and marketer of ceramic tile. At the closing of the transaction, the Company will pay a purchase price based on an enterprise value of €1.17 billion. The Company expects to complete the transaction in the first half of 2013 pending customary governmental approvals and the satisfaction of other closing conditions.
On January 28, 2013 the Company entered into an agreement to purchase Spano Invest NV, a Belgian panel board manufacturer, for €125 million. The Company expects to complete the transaction in the second half of 2013 pending customary governmental approvals and the satisfaction of other closing conditions.

(3) Receivables

	December 31, 2012	December 31, 2011
Customers, trade	$691,553	696,856
Income tax receivable	—	1,703
Other	25,793	31,311
	717,346	729,870
Less allowance for discounts, returns, claims and doubtful accounts	37,873	43,705
Receivables, net	$679,473	686,165
The following table reflects the activity of allowances for discounts, returns, claims and doubtful accounts for the years ended December 31:

	Balance at beginning of year	Additions charged to costs and expenses	Deductions(1)	Balance at end of year
2010	$62,809	170,274	187,328	45,755
2011	45,755	161,073	163,123	43,705
2012	43,705	180,616	186,448	37,873

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

(1)	Represents charge-offs, net of recoveries.

(4) Inventories
The components of inventories are as follows:

	December 31, 2012	December 31, 2011
Finished goods	$695,606	670,877
Work in process	103,685	113,311
Raw materials	334,445	329,442
Total inventories	$1,133,736	1,113,630

(5) Goodwill and Other Intangible Assets
The Company conducted its annual impairment assessment in the fourth quarter of 2012 and determined the fair values of its reporting units and trademarks exceeded their carrying values. As a result, no impairment was indicated.
The following table summarizes the components of intangible assets:
Goodwill:

	Mohawk	Dal-Tile	Unilin	Total
Balances as of December 31, 2010
Goodwill	$199,132	1,186,913	1,310,774	2,696,819
Accumulated impairments losses	(199,132)	(531,930)	(596,363)	(1,327,425)
	—	654,983	714,411	1,369,394
Goodwill recognized during the year	—	—	19,066	19,066
Currency translation during the year	—	—	(13,285)	(13,285)
Balances as of December 31, 2011
Goodwill	199,132	1,186,913	1,316,555	2,702,600
Accumulated impairments losses	(199,132)	(531,930)	(596,363)	(1,327,425)
	—	654,983	720,192	1,375,175
Currency translation during the year	—	—	10,596	10,596
Balances as of December 31, 2012
Goodwill	199,132	1,186,913	1,327,151	2,713,196
Accumulated impairments losses	(199,132)	(531,930)	(596,363)	(1,327,425)
	$—	654,983	730,788	1,385,771
During 2011, the Company recorded additional goodwill of $19,066 in the Unilin segment related to business acquisitions.
Intangible assets:

Tradenames
Indefinite life assets not subject to amortization:
Balance as of December 31, 2010	$456,890
Currency translation during the year	(6,458)
Balance as of December 31, 2011	450,432
Currency translation during the year	5,071
Balance as of December 31, 2012	$455,503

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

	Customer relationships	Patents	Other	Total
Intangible assets subject to amortization:
Balance as of December 31, 2010	$106,432	112,520	1,285	220,237
Intangible assets recognized during the year	5,181	—	—	5,181
Amortization during the year	(47,460)	(22,782)	(122)	(70,364)
Currency translation during the year	805	(1,194)	3	(386)
Balance as of December 31, 2011	64,958	88,544	1,166	154,668
Amortization during the year	(38,595)	(18,747)	(121)	(57,463)
Currency translation during the year	(153)	1,234	10	1,091
Balance as of December 31, 2012	$26,210	71,031	1,055	98,296

	Years Ended December 31,
	2012	2011	2010
Amortization expense	$57,463	70,364	69,513
Estimated amortization expense for the years ending December 31 are as follows:

2013	$22,715
2014	20,716
2015	18,421
2016	15,837
2017	14,207

(6) Property, Plant and Equipment
Following is a summary of property, plant and equipment:

	December 31, 2012	December 31, 2011
Land	$178,110	180,584
Buildings and improvements	730,668	682,395
Machinery and equipment	2,550,779	2,470,485
Furniture and fixtures	98,519	90,963
Leasehold improvements	54,880	54,501
Construction in progress	145,368	160,929
	3,758,324	3,639,857
Less accumulated depreciation and amortization	2,065,472	1,927,703
Net property, plant and equipment	$1,692,852	1,712,154
Additions to property, plant and equipment included capitalized interest of $4,577, $6,197 and $4,240 in 2012, 2011 and 2010, respectively. Depreciation expense was $217,393, $220,580 and $218,649 for 2012, 2011 and 2010, respectively. Included in the property, plant and equipment are capital leases with a cost of $7,219 and $7,803 and accumulated depreciation of $5,581 and $5,881 as of December 31, 2012 and 2011, respectively.

(7) Long-Term Debt

On July 8, 2011, the Company entered into a 5-year, senior, secured revolving credit facility (the “Senior Credit Facility”). The Senior Credit Facility provides for a maximum of $900,000 of revolving credit, including limited amounts of credit in the form of letters of credit and swingline loans. The Company paid financing costs of $8,285 in connection with its

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

Senior Credit Facility. These costs were deferred and, along with unamortized costs of $12,277 related to the Company’s prior senior, secured revolving credit facility, are being amortized over the term of the Senior Credit Facility.
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

As of December 31, 2012, the amount utilized under the Senior Credit Facility including the term loan was $251,238, resulting in a total of $793,137 available under the Senior Credit Facility. The amount utilized included $153,875 of borrowings, $46,823 of standby letters of credit guaranteeing the Company’s industrial revenue bonds and $50,540 of standby letters of credit related to various insurance contracts and foreign vendor commitments.

On December 19, 2012, the Company entered into a three-year on-balance sheet trade accounts receivable securitization agreement (the "Securitization Facility"). The Securitization Facility allows the Company to borrow up to $300,000 based on available accounts receivable and is secured by the Company's U.S. trade accounts receivable. Borrowings under the Securitization Facility bear interest at commercial paper interest rates, in the case of lenders that are commercial paper conduits, or LIBOR, in the case of lenders that are not commercial paper conduits, in each case, plus an applicable margin of 0.75% per annum. The Company also pays a commitment fee at a per annum rate of 0.30% on the unused amount of each lender's commitment. At December 31, 2012, the amount utilized under the Securitization Facility was $280,000.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

On January 31, 2013, the Company issued $600,000 aggregate principal amount of 3.850% Senior Notes due 2023. In the event that the Company does not complete its acquisition of the Marazzi Group on or prior to January 25, 2014 or if, prior to that date, the Share Purchase Agreement with respect to the acquisition is terminated, the Company will be required to redeem all of the notes on the special mandatory redemption date at a redemption price equal to 101% of the aggregate principal amount of the notes, plus accrued and unpaid interest thereon to, but not including, the special mandatory redemption date.

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
The fair value and carrying value of the Company’s debt instruments are detailed as follows:

	December 31, 2012		December 31, 2011
	Fair Value	Carrying Value	Fair Value	Carrying Value
7.20% senior notes, payable April 15, 2012 interest payable semiannually	$—	—	336,606	336,270
6.125% notes, payable January 15, 2016 interest payable semiannually	1,011,600	900,000	963,900	900,000
Five-year senior secured credit facility, due July 8, 2016	153,875	153,875	298,000	298,000
Securitization facility	280,000	280,000	—	—
Industrial revenue bonds, capital leases and other	49,067	49,067	52,169	52,169
Total long-term debt	1,494,542	1,382,942	1,650,675	1,586,439
Less current portion	55,213	55,213	386,591	386,255
Long-term debt, less current portion	$1,439,329	1,327,729	1,264,084	1,200,184
The fair values of the Company’s debt instruments were estimated using market observable inputs, including quoted prices in active markets, market indices and interest rate measurements. Within the hierarchy of fair value measurements, these are Level 2 fair values.

The aggregate maturities of long-term debt as of December 31, 2012 are as follows:

2013	$55,213
2014	13,653
2015	300,944
2016	1,012,864
2017	229
Thereafter	39
$1,382,942

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

(8) Accounts Payable, Accrued Expenses and Deferred Tax Liability
Accounts payable and accrued expenses are as follows:

	December 31, 2012	December 31, 2011
Outstanding checks in excess of cash	$25,480	17,590
Accounts payable, trade	387,871	372,616
Accrued expenses	180,039	154,560
Product warranties	32,930	30,144
Accrued interest	26,843	34,235
Deferred tax liability	6,309	8,760
Income taxes payable	2,074	—
Accrued compensation and benefits	111,890	97,186
Total accounts payable and accrued expenses	$773,436	715,091

(9) Product Warranties
The Company warrants certain qualitative attributes of its products for up to 50 years. The Company records a provision for estimated warranty and related costs in accrued expenses, based on historical experience and periodically adjusts these provisions to reflect actual experience.
Product warranties are as follows:

	2012	2011	2010
Balance at beginning of year	$30,144	37,265	66,545
Warranty claims paid during the year	(55,314)	(57,163)	(77,017)
Pre-existing warranty accrual adjustment during the year	—	4,473	2,261
Warranty expense during the year	58,100	45,569	45,476
Balance at end of year	$32,930	30,144	37,265

(10) Stock-Based Compensation

The Company recognizes compensation expense for all share-based payments granted based on the grant-date fair value estimated in accordance with the provisions of ASC 718-10. Compensation expense is recognized on a straight-line basis over the options’ or other awards’ estimated lives for fixed awards with ratable vesting provisions.

Under the Company’s 2007 Incentive Plan (“2007 Plan”), the Company's principal stock compensation plan prior to May 9, 2012, the Company reserved up to a maximum of 3,200 shares of common stock for issuance upon the grant or exercise of stock options, restricted stock, restricted stock units (“RSUs”) and other types of awards, to directors and key employees through 2017. Option awards are granted with an exercise price equal to the market price of the Company’s common stock on the date of the grant and generally vest between three and five years with a 10-year contractual term. Restricted stock and RSUs are granted with a price equal to the market price of the Company’s common stock on the date of the grant and generally vest between three and five years. On May 9, 2012, the Company's stockholders approved the 2012 Long-Term Incentive Plan (“2012 Plan”), which allows the Company to reserve up to a maximum of 3,200 shares of common stock for issuance upon the grant or exercise of awards under the 2012 Plan. No additional awards may be granted under the 2007 Plan after May 9, 2012. As of December 31, 2012, there have been no awards granted under the 2012 Plan.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

Additional information relating to the Company’s stock option plans follows:

	2012	2011	2010
Options outstanding at beginning of year	1,305	1,371	1,481
Options granted	83	76	40
Options exercised	(277)	(82)	(74)
Options forfeited and expired	(116)	(60)	(76)
Options outstanding at end of year	995	1,305	1,371
Options exercisable at end of year	814	1,106	1,160
Option prices per share:
Options granted during the year	66.14	57.34	46.80
Options exercised during the year	28.37-88.33	28.37-63.14	16.66-57.88
Options forfeited and expired during the year	46.80-93.65	28.37-93.65	22.63-93.65
Options outstanding at end of year	28.37-93.65	28.37-93.65	28.37-93.65
Options exercisable at end of year	28.37-93.65	28.37-93.65	28.37-93.65
During 2012, 2011 and 2010, a total of 2, 3 and 4 shares, respectively, were awarded to the non-employee directors in lieu of cash for their annual retainers.
In addition, the Company maintains an employee incentive program that awards restricted stock on the attainment of certain service criteria. The outstanding awards related to these programs and related compensation expense was not significant for any of the years ended December 31, 2012, 2011 or 2010.
The Company’s Board of Directors has authorized the repurchase of up to 15,000 shares of the Company’s outstanding common stock. For the years ended December 31, 2012 and 2011, no shares of the Company’s common stock were purchased. For the year ended December 31, 2010, the Company repurchased approximately 6 shares at an average price of $56.94 in connection with the exercise of stock options under the Company’s 2007 Incentive Plan. Since the inception of the program, a total of approximately 11,518 shares have been repurchased at an aggregate cost of approximately $335,110. All of these repurchases have been financed through the Company’s operations and banking arrangements.
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

	2012	2011	2010
Dividend yield	—	—	—
Risk-free interest rate	1.0%	2.0%	2.3%
Volatility	47.1%	48.1%	45.2%
Expected life (years)	5	5	5

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

A summary of the Company’s options under the 2002 and 2007 Plan as of December 31, 2012, and changes during the year then ended is presented as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Options outstanding, December 31, 2011	1,305	$72.08
Granted	83	66.14
Exercised	(277)	60.76
Forfeited and expired	(116)	70.93
Options outstanding, December 31, 2012	995	74.87	3.9	$15,643
Vested and expected to vest as of December 31, 2012	989	$74.95	3.9	$15,453
Exercisable as of December 31, 2012	814	$77.78	3.0	$10,437
The weighted-average grant-date fair value of an option granted during 2012, 2011 and 2010 was $28.71, $25.39 and $19.10, respectively. The total intrinsic value of options exercised during the years ended December 31, 2012, 2011, and 2009 was $4,226, $1,148 and $1,714, respectively. Total compensation expense recognized for the years ended December 31, 2012, 2011 and 2010 was $2,176 ($1,378, net of tax), $1,885 ($1,194, net of tax) and $2,436 ($1,543, net of tax), respectively, which was allocated to selling, general and administrative expenses. The remaining unamortized expense for non-vested compensation expense as of December 31, 2012 was $2,096 with a weighted average remaining life of 1.4 years.
The following table summarizes information about the Company’s stock options outstanding as of December 31, 2012:

	Outstanding			Exercisable
Exercise price range	Number of shares	Average life	Average price	Number of shares	Average price
Under $57.34	171	6.4	$47.90	98	$44.34
$57.88-$73.45	197	4.4	69.97	115	72.75
$73.54-$81.40	162	4.7	74.91	136	74.99
$81.90-$86.51	167	2.8	83.16	167	83.16
$87.87-$88.00	35	2.8	87.96	35	87.96
$88.33-$93.65	263	2.3	89.08	263	89.08
Total	995	3.9	$74.87	814	$77.78
A summary of the Company’s RSUs under the 2007 Plan as of December 31, 2012, and changes during the year then ended is presented as follows:

	Shares	Weighted average price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Restricted Stock Units outstanding, December 31, 2011	495	$50.76
Granted	260	65.98
Released	(140)	43.55
Forfeited	(10)	59.07
Restricted Stock Units outstanding, December 31, 2012	605	57.87	2.3	$54,774
Expected to vest as of December 31, 2012	551		2.1	$49,872
The Company recognized stock-based compensation costs related to the issuance of RSU’s of $11,887 ($7,530, net of taxes), $8,186 ($5,186, net of taxes) and $4,262 ($2,700, net of taxes) for the years ended December 31, 2012, 2011 and 2010,

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

respectively, which has been allocated to selling, general and administrative expenses. Pre-tax unrecognized compensation expense for unvested RSU’s granted to employees, net of estimated forfeitures, was $15,437 as of December 31, 2012, and will be recognized as expense over a weighted-average period of approximately 2.9 years.
Additional information relating to the Company’s RSUs under the 2007 Plan is as follows:

	2012	2011	2010
Restricted Stock Units outstanding, January 1	495	404	359
Granted	260	196	149
Released	(140)	(91)	(95)
Forfeited	(10)	(14)	(9)
Restricted Stock Units outstanding, December 31	605	495	404
Expected to vest as of December 31	551	438	343

(11) Employee Benefit Plans
The Company has a 401(k) retirement savings plan (the “Mohawk Plan”) open to substantially all of its employees within the Mohawk segment, Dal-Tile segment and U.S. based employees of the Unilin segment, who have completed 90 days of eligible service. The Company contributes $.50 for every $1.00 of employee contributions up to a maximum of 6% of the employee’s salary based upon each individual participants election. Employee and employer contributions to the Mohawk Plan were $35,986 and $15,046 in 2012, $34,595 and $14,541 in 2011 and $33,071 and $13,062 in 2010, respectively.
The Company also has various pension plans covering employees in Belgium, France, and The Netherlands (the “Non-U.S. Plans”) that it acquired with the acquisition of Unilin. Benefits under the Non-U.S. Plans depend on compensation and years of service. The Non-U.S. Plans are funded in accordance with local regulations. The Company uses December 31 as the measurement date for its Non-U.S. Plans.
Components of the net periodic benefit cost of the Non-U.S. Plans are as follows:

	2012	2011	2010
Service cost of benefits earned	$1,870	1,708	1,506
Interest cost on projected benefit obligation	1,367	1,400	1,219
Expected return on plan assets	(1,192)	(1,232)	(1,025)
Amortization of actuarial gain	(10)	(26)	4
Net pension expense	$2,035	1,850	1,704
Assumptions used to determine net periodic pension expense for the Non-U.S. Plans:

	2012	2011
Discount rate	4.50%	4.75%
Expected rate of return on plan assets	2.50%-3.50%	4.00%-5.00%
Rate of compensation increase	2.00%-4.00%	0.00%-3.00%
Underlying inflation rate	2.00%	2.00%

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

The obligations, plan assets and funding status of the Non-U.S. Plans were as follows:

	2012	2011
Change in benefit obligation:
Projected benefit obligation at end of prior year	$29,231	26,977
Cumulative foreign exchange effect	669	(876)
Service cost	1,870	1,708
Interest cost	1,367	1,400
Plan participants contributions	827	763
Actuarial loss	5,179	455
Benefits paid	(1,552)	(1,196)
Effect of curtailment and settlement	(40)	—
Projected benefit obligation at end of year	$37,551	29,231
Change in plan assets:
Fair value of plan assets at end of prior year	$26,109	24,108
Cumulative foreign exchange effect	515	(594)
Actual return on plan assets	4,771	1,203
Employer contributions	1,888	1,825
Benefits paid	(1,552)	(1,196)
Plan participant contributions	827	763
Fair value of plan assets at end of year	$32,558	26,109
Funded status of the plans:
Ending funded status	$(4,993)	(3,122)
Net amount recognized in consolidated balance sheets:
Accrued benefit liability (non-current liability)	$(4,993)	(3,122)
Accumulated other comprehensive income	928	(663)
Net amount recognized	$(4,065)	(3,785)
The Company’s net amount recognized in other comprehensive income related to actuarial gains (losses) was $(1,591), $(452) and $380 for the years ended December 31, 2012, 2011 and 2010, respectively.
Assumptions used to determine the projected benefit obligation for the Non-U.S. Plans were as follows:

	2012	2011
Discount rate	3.25%	4.50%
Rate of compensation increase	2.00%-4.00%	0.00%-3.00%
Underlying inflation rate	2.00%	2.00%
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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

	Non-U.S. Plans
	December 31, 2012	December 31, 2011
Plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$15,067	16,492
Accumulated benefit obligation	12,396	15,496
Fair value of plan assets	11,702	14,703
Plans with plan assets in excess of accumulated benefit obligations:
Projected benefit obligation	$22,484	12,739
Accumulated benefit obligation	20,640	10,687
Fair value of plan assets	20,856	11,406
Estimated future benefit payments for the Non-U.S. Plans are as follows:

2013	976
2014	984
2015	1,071
2016	1,102
2017	1,606
Thereafter	10,241
     The Company expects to make cash contributions of $1,930 to the Non-U.S. Plans in 2013.
The fair value of the Non-U.S. Plans' investments were estimated using market observable data. Within the hierarchy of fair value measurements, these investments represent Level 2 fair values. The fair value and percentage of each asset category of the total investments held by the plans as of December 31, 2012 and 2011 were as follows:

	2012	2011
Non-U.S. Plans:
Insurance contracts (100%)	$32,558	26,109
The Company’s approach to developing its expected long-term rate of return on pension plan assets combines an analysis of historical investment performance by asset class, the Company’s investment guidelines and current and expected economic fundamentals.

(12) Other Expense (Income)
Following is a summary of other expense (income):

	2012	2011	2010
Foreign currency losses (gains)	$(5,599)	10,423	(2,270)
U.S. customs refund	—	—	(7,730)
All other, net	5,902	3,628	(1,630)
Total other expense (income)	$303	14,051	(11,630)

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

(13) Income Taxes
Following is a summary of earnings from continuing operations before income taxes for United States and foreign operations:

	2012	2011	2010
United States	$164,122	78,224	39,332
Foreign	140,370	121,650	153,316
Earnings before income taxes	$304,492	199,874	192,648
Income tax expense (benefit) for the years ended December 31, 2012, 2011 and 2010 consists of the following:

	2012	2011	2010
Current income taxes:
U.S. federal	$26,204	13,957	14,052
State and local	4,583	5,118	1,514
Foreign	13,775	7,190	8,426
Total current	44,562	26,265	23,992
Deferred income taxes:
U.S. federal	31,106	8,994	(8,578)
State and local	4,704	(3,488)	18,562
Foreign	(26,773)	(10,122)	(31,263)
Total deferred	9,037	(4,616)	(21,279)
Total	$53,599	21,649	2,713
Income tax expense (benefit) attributable to earnings before income taxes differs from the amounts computed by applying the U.S. statutory federal income tax rate to earnings before income taxes as follows:

	2012	2011	2010
Income taxes at statutory rate	$106,572	69,956	67,427
State and local income taxes, net of federal income tax benefit	6,004	2,821	2,358
Foreign income taxes	(66,538)	(45,112)	(21,389)
Change in valuation allowance	5,703	(2,052)	(17,139)
Tax contingencies and audit settlements	(3,598)	(5,911)	(3,447)
Acquisition related tax contingencies	—	—	(30,162)
Change in statutory tax rate	—	—	(49)
Other, net	5,456	1,947	5,114
	$53,599	21,649	2,713

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2012 and 2011 are presented below:

	2012	2011
Deferred tax assets:
Accounts receivable	$12,289	10,031
Inventories	38,801	39,227
Accrued expenses and other	97,808	90,171
Deductible state tax and interest benefit	13,119	17,224
Intangibles	113,282	136,891
Federal, foreign and state net operating losses and credits	247,786	273,509
Gross deferred tax assets	523,085	567,053
Valuation allowance	(321,585)	(334,215)
Net deferred tax assets	201,500	232,838
Deferred tax liabilities:
Inventories	(8,106)	(5,270)
Plant and equipment	(277,324)	(294,960)
Intangibles	(128,433)	(137,888)
Other liabilities	(7,854)	(6,401)
Gross deferred tax liabilities	(421,717)	(444,519)
Net deferred tax liability (1)	$(220,217)	(211,681)

(1)
This amount includes $4,317 and $1,822 of non-current deferred tax assets which are in deferred income taxes and other non-current assets and $6,309 and $8,760 current deferred tax liabilities which are included in accounts payable and accrued expenses in the consolidated balance sheets as of December 31, 2012 and 2011, respectively.

The Company evaluates its ability to realize the tax benefits associated with deferred tax assets by analyzing its forecasted taxable income using both historic and projected future operating results, the reversal of existing temporary differences, taxable income in prior carry-back years (if permitted) and the availability of tax planning strategies. The valuation allowance as of December 31, 2012, 2011 and 2010 is $321,585, $334,215 and $325,127, respectively. The valuation allowance as of December 31, 2012 relates to the net deferred tax assets of one of the Company’s foreign subsidiaries as well as certain state net operating losses and tax credits. The total change in the 2012 valuation allowance was a decrease of $12,630 which includes $5,863 related to foreign currency translation. The total change in the 2011 valuation allowance was an increase of $9,088, which includes $7,040 related to foreign currency translation. The total change in the 2010 valuation allowance was a decrease of $40,817, which includes $22,046 related to foreign currency translation.
Management believes it is more likely than not that the Company will realize the benefits of its deferred tax assets, net of valuation allowances, based upon the expected reversal of deferred tax liabilities and the level of historic and forecasted taxable income over periods in which the deferred tax assets are deductible.
As of December 31, 2012, the Company has state net operating loss carry forwards and state tax credits with potential tax benefits of $49,081, net of federal income tax benefit; these carry forwards expire over various periods based on taxing jurisdiction. A valuation allowance totaling $39,461 has been recorded against these state deferred tax assets as of December 31, 2012. In addition, as of December 31, 2012, the Company has net operating loss carry forwards in various foreign jurisdictions with potential tax benefits of $198,705. A valuation allowance totaling $170,394 has been recorded against these deferred tax assets as of December 31, 2012.
The Company does not provide for U.S. federal and state income taxes on the cumulative undistributed earnings of its foreign subsidiaries because such earnings are deemed to be permanently reinvested. As of December 31, 2012, the Company had not provided federal income taxes on earnings of approximately $786,000 from its foreign subsidiaries. Should these earnings be distributed in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes in various foreign jurisdictions. These taxes may be partially offset by U.S. foreign tax credits.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

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

In January 2012, the Company received a €23,789 assessment from the Belgian tax authority related to its year ended December 31, 2008, asserting that the Company had understated its Belgian taxable income for that year. The Company filed a formal protest in the first quarter of 2012 refuting the Belgian tax authority's position and in order to eliminate the accrual of additional interest on the assessed amount, the Company remitted payment of the tax assessment, plus applicable interest of €2,912 (collectively, the “Deposit”). In July 2012, the Company received notification of the Belgian tax authority's intention to extend the statute of limitations back to and including the tax year 2005. On September 10, 2012, the Company received notice from the Belgian tax authority setting aside the 2008 assessment and refunding the Deposit to the Company. On October 23, 2012, the Company received notification from the Belgian tax authority of its intent to increase the Company's tax base for the 2008 tax year under a revised theory. On December 28, 2012, the Company received the refund of the Deposit of €23,789. On January 30, 2013, the Company received a refund of the interest Deposit of €2,912 and interest income of €1,583 earned on the Deposit.

On December 28, 2012, the Belgian taxing authority issued assessments under a revised theory related to the years ended December 31, 2005 and December 31, 2009, in the amounts of €46,135 and €35,567, respectively, excluding potential interest and penalties. The Company intends to file a formal protest during the first quarter of 2013 relating to the new assessments. The Company disagrees with the views of the Belgian tax authority on this matter and will continue to vigorously defend itself. Although there can be no assurances, the Company believes the ultimate outcome of these actions will not have a material adverse effect on its financial condition but could have a material adverse effect on its results of operations, liquidity or cash flows in a given quarter or year.
As of December 31, 2012, the Company’s gross amount of unrecognized tax benefits is $53,835, excluding interest and penalties. If the Company were to prevail on all uncertain tax positions, $36,902 of the unrecognized tax benefits would affect the Company’s effective tax rate, exclusive of any benefits related to interest and penalties.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2012	2011
Balance as of January 1	$46,087	49,943
Additions based on tax positions related to the current year	3,142	306
Additions for tax positions of prior years	17,006	7,907
Reductions for tax positions of prior years	(3,571)	(926)
Reductions resulting from the lapse of the statute of limitations	(1,764)	(1,391)
Settlements with taxing authorities	(7,065)	(9,752)
Balance as of December 31	$53,835	46,087
The Company will continue to recognize interest and penalties related to unrecognized tax benefits as a component of its income tax provision. As of December 31, 2012 and 2011, the Company has $5,874 and $7,998, respectively, accrued for the payment of interest and penalties, excluding the federal tax benefit of interest deductions where applicable. During the years ending December 31, 2012 , 2011 and 2010, the Company reversed interest and penalties through the consolidated statements of operations of $1,585, $3,755 and $9,852, respectively.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

The Company believes that its unrecognized tax benefits could decrease by $7,499 within the next twelve months. The Company has effectively settled all Federal income tax matters related to years prior to 2009. Various other state and foreign income tax returns are open to examination for various years. The Internal Revenue Service ("IRS") recently concluded its examination of the Company's 2007-2009 federal income tax returns. The results of the federal income tax examination were submitted to the Congressional Joint Committee on Taxation for review. Subsequent to the quarter ended December 31, 2012, the Company received notice that the Congressional Joint Committee on Taxation had completed its review and took no exception to the conclusions reached by the IRS.

(14) Commitments and Contingencies
The Company is obligated under various operating leases for office and manufacturing space, machinery, and equipment. Future minimum lease payments under non-cancelable capital and operating leases (with initial or remaining lease terms in excess of one year) as of December 31:

	Capital	Operating	Total Future Payments
2013	$795	87,741	88,536
2014	587	75,509	76,096
2015	354	59,252	59,606
2016	266	33,665	33,931
2017	255	21,160	21,415
Thereafter	16	27,068	27,084
Total payments	2,273	304,395	306,668
Less amount representing interest	228
Present value of capitalized lease payments	$2,045
Rental expense under operating leases was $97,587, $103,416 and $105,976 in 2012, 2011 and 2010, respectively.
The Company had approximately $50,540 as of December 31, 2012 and 2011 in standby letters of credit for various insurance contracts and commitments to foreign vendors that expire within two years.

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

In these actions, the plaintiffs, on behalf of themselves and/or a class of purchasers, seek three times the amount of unspecified damages allegedly suffered as a result of alleged overcharges in the price of polyurethane foam products from at least 1999 to the present. Each plaintiff also seeks attorney fees, pre-judgment and post-judgment interest, court costs, and injunctive relief against future violations. In December 2011, the Company was named as a defendant in a Canadian Class action, Hi ! Neighbor Floor Covering Co. Limited v. Hickory Springs Manufacturing Company, et.al., filed in the Superior Court of Justice of Ontario, Canada and Options Consommateures v. Vitafoam, Inc. et.al., filed in the Superior Court of Justice of Quebec, Montreal, Canada, both of which allege similar claims against the Company as raised in the U.S. actions and seek unspecified damages and punitive damages. The Company denies all of the allegations in these actions and will vigorously defend itself.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

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
The Company is subject to various federal, state, local and foreign environmental health and safety laws and regulations, including those governing air emissions, wastewater discharges, the use, storage, treatment, recycling and disposal of solid and hazardous materials and finished product, and the cleanup of contamination associated therewith. Because of the nature of the Company’s business, the Company has incurred, and will continue to incur, costs relating to compliance with such laws and regulations. The Company is involved in various proceedings relating to environmental matters and is currently engaged in environmental investigation, remediation and post-closure care programs at certain sites. The Company has provided accruals for such activities that it has determined to be both probable and reasonably estimable. The Company does not expect that the ultimate liability with respect to such activities will have a material adverse effect on its financial condition but could have a material adverse effect on its results of operations, cash flows or liquidity in a given quarter or year.
In the normal course of business, the Company has entered into various collective bargaining agreements with its workforce in Europe, Mexico and Malaysia, either locally or within its industry sector. The Company believes that its relations with its employees are good.
The Company recorded pre-tax business restructuring charges of $18,564 in 2012, of which $14,816 was recorded as cost of sales and $3,748 was recorded as selling, general and administrative expenses. The Company recorded pre-tax business restructuring charges of $23,209 in 2011, of which $17,546 was recorded as cost of sales and $5,663 was recorded as selling, general and administrative expenses. The Company recorded pre-tax business restructuring charges of $13,156 in 2010, of which $12,392 was recorded as cost of sales and $764 was recorded as selling, general and administrative expenses. The charges primarily relate to the Company’s actions taken to lower its cost structure and improve the efficiency of its manufacturing and distribution operations as it adjusts to current economic conditions.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

The activity for 2011 and 2012 is as follows:

	Lease impairments	Asset write-downs	Severance	Other restructuring costs	Total
Balance as of December 31, 2010	$10,983	—	2,108	420	13,511
Provisions
Mohawk segment	3,680	10,643	5,120	3,766	23,209
Cash payments	(3,707)	—	(4,850)	(2,406)	(10,963)
Noncash items	—	(10,643)	—	(269)	(10,912)
Balance as of December 31, 2011	10,956	—	2,378	1,511	14,845
Provisions:
Mohawk segment	—	6,687	4,069	(252)	10,504
Dal-Tile segment	373	3,727	2,009	—	6,109
Unilin segment	—	138	1,775	38	1,951
Cash payments	(3,872)	—	(7,333)	(1,297)	(12,502)
Noncash items	—	(10,552)	—	—	(10,552)
Balance as of December 31, 2012	$7,457	—	2,898	—	10,355

Subsequent to December 31, 2012, in conjunction with the Pergo acquisition, the Company announced its intention to move certain production activities from Sweden to Belgium. The Company is in the beginning stages of union negotiations.

(15) Consolidated Statements of Cash Flows Information
Supplemental disclosures of cash flow information are as follows:

	2012	2011	2010
Net cash paid (received) during the years for:
Interest	$80,985	119,463	139,358
Income taxes	$43,650	34,479	(5,862)

Supplemental schedule of non-cash investing and financing activities:
Fair value of assets acquired in acquisition	$—	37,486	—
Liabilities assumed in acquisition	—	(13,389)	—
	$—	24,097	—

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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

Amounts disclosed for each segment are prior to any elimination or consolidation entries. Corporate general and administrative expenses attributable to each segment are estimated and allocated accordingly. Segment performance is evaluated based on operating income. No single customer accounted for more than 5% of net sales for the years ended December 31, 2012, 2011 or 2010.
Segment information is as follows:

	2012	2011	2010
Net sales:
Mohawk	$2,912,055	2,927,674	2,844,876
Dal-Tile	1,616,383	1,454,316	1,367,442
Unilin	1,350,349	1,344,764	1,188,274
Intersegment sales	(90,807)	(84,496)	(81,520)
	$5,787,980	5,642,258	5,319,072
Operating income (loss):
Mohawk	$158,196	109,874	122,904
Dal-Tile	120,951	101,298	97,334
Unilin	126,409	127,147	114,298
Corporate and intersegment eliminations	(26,048)	(22,777)	(20,367)
	$379,508	315,542	314,169
Depreciation and amortization:
Mohawk	$95,648	90,463	91,930
Dal-Tile	41,176	42,723	45,578
Unilin	132,183	151,884	145,941
Corporate	11,286	12,664	13,324
	$280,293	297,734	296,773
Capital expenditures (excluding acquisitions):
Mohawk	$97,972	125,630	84,013
Dal-Tile	49,426	66,419	37,344
Unilin	56,605	78,615	29,439
Corporate	4,291	4,909	5,384
	$208,294	275,573	156,180
Assets:
Mohawk	$1,721,214	1,769,065	1,637,319
Dal-Tile	1,731,258	1,732,818	1,644,448
Unilin	2,672,389	2,533,070	2,475,049
Corporate and intersegment eliminations	178,823	171,275	342,110
	$6,303,684	6,206,228	6,098,926
Geographic net sales:
North America	$4,798,804	4,619,771	4,447,965
Rest of world	989,176	1,022,487	871,107
	$5,787,980	5,642,258	5,319,072
Long-lived assets (1):
North America	$1,968,561	1,996,517	1,971,612
Rest of world	1,110,062	1,090,812	1,084,906
	$3,078,623	3,087,329	3,056,518
Net sales by product categories (2):
Soft surface	$2,696,462	2,722,113	2,645,952
Tile	1,676,971	1,513,210	1,428,571
Wood	1,414,547	1,406,935	1,244,549
	$5,787,980	5,642,258	5,319,072

(1)	Long-lived assets are composed of property, plant and equipment, net, and goodwill.

(2)
The Soft surface product category includes carpets, rugs, carpet pad and resilient. The Tile product category includes ceramic tile, porcelain tile and natural stone. The Wood product category includes laminate, hardwood, roofing panels, wood-based panels and licensing.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

(17) Quarterly Financial Data (Unaudited)
The supplemental quarterly financial data are as follows:

	Quarters Ended
	March 31, 2012	June 30, 2012	September 29, 2012	December 31, 2012
Net sales	$1,409,035	1,469,793	1,473,493	1,435,659
Gross profit	359,426	388,464	372,837	369,331
Net earnings	40,377	73,188	70,304	66,389
Basic earnings per share	0.59	1.06	1.02	0.96
Diluted earnings per share	0.58	1.06	1.01	0.96

	Quarters Ended
	April 2, 2011	July 2, 2011	October 1, 2011	December 31, 2011 (1)
Net sales	$1,343,595	1,477,854	1,442,512	1,378,297
Gross profit	341,592	382,247	357,623	335,417
Net earnings	23,442	60,903	46,646	42,931
Basic earnings per share	0.34	0.89	0.68	0.62
Diluted earnings per share	0.34	0.88	0.68	0.62

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
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2012. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. The Company’s management has concluded that, as of December 31, 2012, its internal control over financial reporting is effective based on these criteria. The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.
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

The information required by this item is incorporated by reference to information contained in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders under the following headings: “Election of Directors—Director, Director Nominee and Executive Officer Information,” “—Nominees for Director,” “—Continuing Directors,” “—Executive Officers,” “—Meetings and Committees of the Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Audit Committee” and “Corporate Governance.” The Company has adopted the Mohawk Industries, Inc. Standards of Conduct and Ethics, which applies to all of its directors, officers and employees. The standards of conduct and ethics are publicly available on the Company’s website at http://www.mohawkind.com and will be made available in print to any stockholder who requests them without charge. If the Company makes any substantive amendments to the standards of conduct and ethics, or grants any waiver, including any implicit waiver, from a provision of the standards required by regulations of the Commission to apply to the Company’s chief executive officer, chief financial officer or chief accounting officer, the Company will disclose the nature of the amendment or waiver on its website. The Company may elect to also disclose the amendment or waiver in a report on Form 8-K filed with the SEC. The Company has adopted the Mohawk Industries, Inc. Board of Directors Corporate Governance Guidelines, which are publicly available on the Company’s website and will be made available to any stockholder who requests it.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to information contained in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders under the following headings: “Compensation, Discussion and Analysis,” “Executive Compensation and Other Information—Summary Compensation Table,” “—Grants of Plan Based Awards,” “—Outstanding Equity Awards at Fiscal Year End,” “—Option Exercises and Stock Vested,” “—Nonqualified Deferred Compensation,” “—Certain Relationships and Related Transactions,” “—Compensation Committee Interlocks and Insider Participation,” “—Compensation Committee Report” and “Director Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to information contained in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders under the following headings: “Executive Compensation and Other Information—Equity Compensation Plan Information,” and “—Principal Stockholders of the Company.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to information contained in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders under the following heading: “Election of Directors—Meetings and Committees of the Board of Directors,” and “Executive Compensation and Other Information—Certain Relationships and Related Transactions.”

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to information contained in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders under the following heading: “Audit Committee—Principal Accountant Fees and Services” and “Election of Directors—Meetings and Committees of the Board of Directors.”

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

*2.1
Agreement and Plan of Merger dated as of December 3, 1993 and amended as of January 17, 1994 among Mohawk, AMI Acquisition Corp., Aladdin and certain Shareholders of Aladdin. (Incorporated herein by reference to Exhibit 2.1(a) in the Company's Registration Statement on Form S-4, Registration No. 333-74220.)

*2.2
Share Purchase Agreement, dated as of December 20, 2012, by and among LuxELIT S.a r.l., Finceramica S.p.A, Mohawk Industries, Inc. and Mohawk International Holdings (DE) Corporation (Incorporated herein by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated December 21, 2012.)

*3.1	Restated Certificate of Incorporation of Mohawk, as amended. (Incorporated herein by reference to Exhibit 3.1 in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

*3.2	Restated Bylaws of Mohawk. (Incorporated herein by reference to Exhibit 3.2 in the Company's Report on Form 8-K dated December 4, 2007.)

*4.1
See Article 4 of the Restated Certificate of Incorporation of Mohawk. (Incorporated herein by reference to Exhibit 3.1 in the Company's Annual Report on Form 10-K (File No. 001-13697) for the fiscal year ended December 31, 1998.)

*4.2	See Articles 2, 6, and 9 of the Restated Bylaws of Mohawk. (Incorporated herein by reference to Exhibit 3.2 in the Company's Current Report on Form 8-K dated December 4, 2007.)

*4.4
Indenture dated as of January 9, 2006, between Mohawk Industries, Inc. and SunTrust Bank, as trustee. (Incorporated herein by reference to Exhibit 4.4 in the Company's Registration Statement on Form S-3, Registration Statement No. 333-130910.)

*4.5
First Supplemental Indenture, dated as of January 17, 2006, by and between Mohawk Industries, Inc., and SunTrust Bank, as trustee. (Incorporated by reference to Exhibit 4.1 in the Company's Current Report on form 8-K dated January 17, 2006.)

*4.6
Indenture, dated as of January 31, 2013, by and between Mohawk Industries, Inc. and U.S. Bank National Association, as Trustee (Incorporated herein by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated January 31, 2013.)

*4.7
First Supplemental Indenture, dated as of January 31, 2013, by and between Mohawk Industries, Inc. and U.S. Bank National Association, as Trustee (Incorporated herein by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K dated January 31, 2013.)

*10.1
Registration Rights Agreement by and among Mohawk, Citicorp Investments, Inc., ML-Lee Acquisition Fund, L.P. and Certain Management Investors. (Incorporated herein by reference to Exhibit 10.14 of the Company's Registration Statement on Form S-1, Registration No. 33-45418.)

*10.2
Voting Agreement, Consent of Stockholders and Amendment to 1992 Registration Rights Agreement dated December 3, 1993 by and among Aladdin, Mohawk, Citicorp Investments, Inc., ML-Lee Acquisition Fund, L.P., David L. Kolb, Donald G. Mercer, Frank A. Procopio and John D. Swift. (Incorporated herein by reference to Exhibit 10(b) of the Company's Registration Statement on Form S-4, Registration No. 33-74220.)

*10.3
Registration Rights Agreement by and among Mohawk and the former shareholders of Aladdin. (Incorporated herein by reference to Exhibit 10.32 of the Company's Annual Report on Form 10-K (File No. 001-13697) for the fiscal year ended December 31, 1993.)

*10.4
Waiver Agreement between Alan S. Lorberbaum and Mohawk dated as of March 23, 1994 to the Registration Rights Agreement dated as of February 25, 1994 between Mohawk and those other persons who are signatories thereto. (Incorporated herein by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q (File No. 001-13697) for the quarter ended July 2, 1994.)

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

*10.7
Amendment No. 2 to Credit Agreement dated as of November 16, 2012 by and among the Company and certain of its subsidiaries, as Borrowers, certain of its subsidiaries, as Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender, and a L/C Issuer, the other lenders party thereto, and the other parties thereto (Incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated November 21, 2012.)

*10.8
Amendment No. 3 to the Credit Agreement, dated January 28, 2013, by and among Mohawk Industries, Inc. and certain of its subsidiaries, as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and a L/C Issuer, the other lenders party thereto and the other parties thereto (Incorporated herein by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated January 30, 2013.)

*10.9
Credit and Security Agreement, dated as of December 19, 2012, by and among Mohawk Factoring, LLC, as borrower, Mohawk Servicing, LLC, as servicer, the lenders from time to time party thereto, the liquidity banks from time to time party thereto, the co-agents from time to time party thereto and SunTrust Bank, as administrative agent (Incorporated herein by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated December 21, 2012.)

10.10
First Amendment to Credit and Security Agreement, dated as of January 22, 2013, by and among Mohawk Factoring, LLC, as borrower, Mohawk Servicing, LLC, as servicer, the lenders from time to time party thereto, the liquidity banks from time to time party thereto, the co-agents from time to time party thereto and SunTrust Bank, as administrative agent.

*10.11
Receivables Purchase and Sale Agreement, dated December 19, 2012, by and among Mohawk Carpet Distribution, Inc., and Dal-Tile Distribution, Inc., as originators, and Mohawk Factoring, LLC, as buyer (Incorporated herein by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K dated December 21, 2012.)

Exhibits Related to Executive Compensation Plans, Contracts and other Arrangements:

*10.12
Service Agreement dated February 24, 2009, by and between Unilin Industries BVBA and BVBA “F. De Cock Management” (Incorporated by reference to the Company’s Current Report on Form 8-K dated February 24, 2009.)

*10.13
Service Agreement dated February 9, 2009, by and between Unilin Industries BVBA and Comm. V. “Bernard Thiers” (Incorporated herein by reference to Exhibit 10.7 in the Company's Annual Report on Form 10-K (File No. 001-13697) for the fiscal year ended December 31, 2009.)

*10.14
Second Amended and Restated Employment Agreement, dated as of November 4, 2009, by and between the Company and W. Christopher Wellborn (Incorporated by reference to the Company’s Current Report on Form 8-K dated November 4, 2009.)

10.15	Amendment No. 1 to Second Amended and Restated Employment Agreement, dated as of December 20, 2012, by and between the Company and W. Christopher Wellborn.

*10.16
Mohawk Carpet Corporation Supplemental Executive Retirement Plan, as amended. (Incorporated herein by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-1, Registration No. 33-45418.)

*10.17	Mohawk Industries, Inc. 1992 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.8 of the Company's Registration Statement on Form S-1, Registration No. 33-45418.)

*10.18
Amendment dated July 22, 1993 to the Mohawk Industries, Inc. 1992 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.2 in the Company's quarterly report on Form 10-Q (File No. 001-13697) for the quarter ended July 3, 1993.)

*10.19
Second Amendment dated February 17, 2000 to the Mohawk Industries, Inc. 1992 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.35 of the Company's Annual Report on Form 10-K (File No. 001-13697) for the fiscal year ended December 31, 1999.)

*10.20	Mohawk Industries, Inc. 1992 Mohawk-Horizon Stock Option Plan. (Incorporated herein by reference to Exhibit 10.15 of the Company's Registration Statement on Form S-1, Registration Number 33-53932.)

*10.21
Amendment dated July 22, 1993 to the Mohawk Industries, Inc. 1992 Mohawk-Horizon Stock Option Plan. (Incorporated herein by reference to Exhibit 10.1 of the Company's quarterly report on Form 10-Q (File No. 001-13697) for the quarter ended July 3, 1993.)

*10.22
Second Amendment dated February 17, 2000 to the Mohawk Industries, Inc. 1992 Mohawk-Horizon Stock Option Plan. (Incorporated herein by reference to Exhibit 10.38 of the Company's Annual Report on Form 10-K (File No. 001-13697) for the fiscal year ended December 31, 1999.)

*10.23
Mohawk Industries, Inc. 1993 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.39 of the Company's Annual Report on Form 10-K (File No. 001-13697) for the fiscal year ended December 31, 1992.)

*10.24
First Amendment dated February 17, 2000 to the Mohawk Industries, Inc. 1993 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.40 of the Company's Annual Report on Form 10-K (File No. 001-13697) for the fiscal year ended December 31, 1999.)

*10.25
The Mohawk Industries, Inc. Senior Management Deferred Compensation Plan (Incorporated herein by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K (File No. 001-13697) for the fiscal year ended December 31, 2010.)

*10.26
Mohawk Industries, Inc. 1997 Non-Employee Director Stock Compensation Plan (Amended and Restated as of January 1, 2009) (Incorporated herein by reference to Exhibit 10.32 in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.)

*10.27	Mohawk Industries, Inc. 2012 Non-Employee Director Stock Compensation Plan (Incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q dated August 3, 2012.)

*10.28	2002 Long-Term Incentive Plan. (Incorporated herein by reference to Appendix A in the 2002 Mohawk Industries, Inc. Proxy Statement dated March 29, 2002.)

*10.29
Mohawk Industries, Inc. 2007 Incentive Plan (Incorporated herein by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-13697) filed with the Securities and Exchange Commission on April 9, 2007.)

*10.30
Mohawk Industries, Inc. 2012 Incentive Plan (incorporated herein by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-13697) filed with the Securities and Exchange Commission on April 3, 2012.)

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

Mohawk Industries, Inc.

February 27, 2013	By:	/s/ JEFFREY S. LORBERBAUM
Jeffrey S. Lorberbaum,
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 27, 2013	/s/ JEFFREY S. LORBERBAUM
Jeffrey S. Lorberbaum,
Chairman and Chief Executive Officer (principal executive officer)

February 27, 2013	/s/ FRANK H. BOYKIN
Frank H. Boykin,
Chief Financial Officer and Vice President-Finance (principal financial officer)

February 27, 2013	/s/ JAMES F. BRUNK
James F. Brunk,
Vice President and Corporate Controller (principal accounting officer)

February 27, 2013	/s/ PHYLLIS O. BONANNO
Phyllis O. Bonanno, Director

February 27, 2013	/s/ BRUCE C. BRUCKMANN
Bruce C. Bruckmann, Director

February 27, 2013	/s/ FRANS DE COCK
Frans De Cock, Director

February 27, 2013	/s/ JOHN F. FIEDLER
John F. Fiedler, Director

February 27, 2013	/s/ RICHARD C. ILL
Richard C. Ill, Director

February 27, 2013	/s/ DAVID L. KOLB
David L. Kolb, Director

February 27, 2013	/s/ JOSEPH A. ONORATO
Joseph A. Onorato, Director

February 27, 2013	/s/ KAREN A. SMITH BOGART
Karen A. Smith Bogart, Director

February 27, 2013	/s/ W. CHRISTOPHER WELLBORN
W. Christopher Wellborn, Director