Form 10-Q
period 2013-03-30
MOHAWK INDUSTRIES INC
filed 2013-05-06
CIK 851968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________
[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s classes of common stock as of April 29, 2013, the latest practicable date, is as follows: 72,487,834 shares of Common Stock, $.01 par value.

MOHAWK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

 MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
(In thousands)
(Unaudited)

	March 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$1,120,167	477,672
Receivables, net	825,659	679,473
Inventories	1,230,250	1,133,736
Prepaid expenses	134,944	138,117
Deferred income taxes	113,519	111,585
Other current assets	22,067	9,463
Total current assets	3,446,606	2,550,046
Property, plant and equipment, net	1,729,916	1,692,852
Goodwill	1,394,062	1,385,771
Tradenames	464,271	455,503
Other intangible assets subject to amortization, net	105,085	98,296
Deferred income taxes and other non-current assets	121,905	121,216
	$7,261,845	6,303,684
See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS’ EQUITY
(In thousands, except per share data)
(Unaudited)

	March 30, 2013	December 31, 2012
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$53,496	55,213
Accounts payable and accrued expenses	824,135	773,436
Total current liabilities	877,631	828,649
Deferred income taxes	319,290	329,810
Long-term debt, less current portion	2,253,020	1,327,729
Other long-term liabilities	87,320	97,879
Total liabilities	3,537,261	2,584,067
Commitments and contingencies (Notes 7 and 13)
Stockholders’ equity:
Preferred stock, $.01 par value; 60 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 150,000 shares authorized; 80,638 and 80,185 shares issued in 2013 and 2012, respectively	806	802
Additional paid-in capital	1,308,040	1,277,521
Retained earnings	2,655,518	2,605,023
Accumulated other comprehensive income, net	82,242	159,733
	4,046,606	4,043,079
Less treasury stock at cost; 11,029 and 11,032 shares in 2013 and 2012, respectively	323,388	323,462
Total Mohawk Industries, Inc. stockholders' equity	3,723,218	3,719,617
Noncontrolling interest	1,366	—
Total stockholders' equity	3,724,584	3,719,617
	$7,261,845	6,303,684
See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 30, 2013	March 31, 2012
Net sales	$1,486,815	1,409,035
Cost of sales	1,109,749	1,049,609
Gross profit	377,066	359,426
Selling, general and administrative expenses	290,224	287,450
Operating income	86,842	71,976
Interest expense	19,156	22,498
Other expense (income)	6,387	(1,825)
Earnings before income taxes	61,299	51,303
Income tax expense	10,732	10,291
Net earnings	50,567	41,012
Less: Net earnings attributable to noncontrolling interest	72	635
Net earnings attributable to Mohawk Industries, Inc.	$50,495	40,377
Basic earnings per share attributable to Mohawk Industries, Inc.	$0.73	0.59
Weighted-average common shares outstanding—basic	69,375	68,862
Diluted earnings per share attributable to Mohawk Industries, Inc.	$0.72	0.58
Weighted-average common shares outstanding—diluted	69,897	69,141
See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended
	March 30, 2013	March 31, 2012
Net earnings	$50,567	41,012
Other comprehensive (loss) income:
Foreign currency translation adjustments	(77,706)	54,961
Pension prior service cost and actuarial gain	215	17
Other comprehensive (loss) income	(77,491)	54,978
Comprehensive (loss) income	(26,924)	95,990
Less: comprehensive income attributable to the noncontrolling interest	72	635
Comprehensive (loss) income attributable to Mohawk Industries, Inc.	$(26,996)	95,355
See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 30, 2013	March 31, 2012
Cash flows from operating activities:
Net earnings	$50,567	41,012
Adjustments to reconcile net earnings to net cash used in operating activities:
Restructuring	8,222	—
Depreciation and amortization	60,349	73,286
Deferred income taxes	(5,985)	(4,978)
Loss on disposal of property, plant and equipment	51	419
Stock-based compensation expense	5,504	5,571
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	(120,814)	(91,485)
Tax deposits	—	(31,820)
Inventories	(50,134)	(46,331)
Accounts payable and accrued expenses	15,568	13,814
Other assets and prepaid expenses	11,115	1,565
Other liabilities	(13,387)	(5,523)
Net cash used in operating activities	(38,944)	(44,470)
Cash flows from investing activities:
Additions to property, plant and equipment	(63,282)	(43,251)
Acquisitions, net of cash acquired	(147,769)	—
Net cash used in investing activities	(211,051)	(43,251)
Cash flows from financing activities:
Payments on Senior Credit Facility	(537,409)	(329,800)
Proceeds from Senior Credit Facility	842,634	443,500
Proceeds from 3.85% Senior Notes	600,000	—
Net change in asset securitization borrowings	20,000	—
Payments on other debt	(1,630)	(584)
Debt issuance costs	(5,170)	(1,018)
Purchase of non-controlling interest	—	(35,000)
Distribution to non-controlling interest	—	(423)
Change in outstanding checks in excess of cash	(8,069)	(10,255)
Proceeds from stock transactions	27,619	5,539
Net cash provided by financing activities	937,975	71,959
Effect of exchange rate changes on cash and cash equivalents	(45,485)	8,592
Net change in cash and cash equivalents	642,495	(7,170)
Cash and cash equivalents, beginning of period	477,672	311,945
Cash and cash equivalents, end of period	$1,120,167	304,775
See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

1.	Interim reporting

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto, and the Company’s description of critical accounting policies, included in the Company’s 2012 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

2.	Receivables, net

Receivables, net are as follows:

	March 30, 2013	December 31, 2012
Customers, trade	$843,851	691,553
Other	23,765	25,793
	867,616	717,346
Less allowance for discounts, returns, claims and doubtful accounts	41,957	37,873
Receivables, net	$825,659	679,473

3.	Acquisitions

On January 10, 2013, the Company completed its purchase of Pergo, a leading manufacturer of laminate flooring in the United States and the Nordic countries. The total value of the acquisition was approximately $150 million in cash. Pergo complements our specialty distribution network in the United States, leverages our geographic position in Europe, expands our geographic reach to the Nordic countries and India and enhances our patent portfolio. The acquisition's results and a preliminary purchase price allocation are included in the condensed consolidated financial statements as of March 30, 2013.
On December 20, 2012, the Company entered into a definitive share purchase agreement to acquire Fintiles S.p.A and its subsidiaries (collectively, the "Marazzi Group"), a global manufacturer, distributor and marketer of ceramic tile. On April 3, 2013, pursuant to the terms of the purchase agreement dated December 20, 2012, the Company completed the acquisition of the Marazzi Group for approximately $1.5 billion with a combination of cash and common stock of the Company.
On January 28, 2013 the Company entered into an agreement to purchase Spano Invest NV, a Belgian panel board manufacturer. On May 3, 2013, pursuant to the terms of the agreement dated January 28, 2013, the Company completed the acquisition of Spano for approximately $164 million in cash.

4. Inventories

The components of inventories are as follows:

	March 30, 2013	December 31, 2012
Finished goods	$777,825	695,606
Work in process	108,084	103,685
Raw materials	344,341	334,445
Total inventories	$1,230,250	1,133,736

5. Goodwill and intangible assets

The Company's acquisition of Pergo resulted in a preliminary goodwill allocation of $24,501.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The components of goodwill and other intangible assets are as follows:

Goodwill:

	Mohawk	Dal-Tile	Unilin	Total
Balance as of December 31, 2012
Goodwill	$199,132	1,186,913	1,327,151	2,713,196
Accumulated impairment losses	(199,132)	(531,930)	(596,363)	(1,327,425)
	$—	654,983	730,788	1,385,771

Goodwill acquired during the period	$—	—	24,501	24,501
Currency translation during the period	$—	—	(16,210)	(16,210)

Balance as of March 30, 2013
Goodwill	$199,132	1,186,913	1,335,442	2,721,487
Accumulated impairment losses	(199,132)	(531,930)	(596,363)	(1,327,425)
	$—	654,983	739,079	1,394,062

Intangible assets:

Indefinite life assets not subject to amortization:	Tradenames
Balance as of December 31, 2012	$455,503
Intangible assets recognized during the period	16,835
Currency translation during the period	(8,067)
Balance as of March 30, 2013	$464,271

Intangible assets subject to amortization:	Customer relationships	Patents	Other	Total
Balance as of December 31, 2012	$26,210	71,031	1,055	98,296
Intangible assets acquired during the period	—	15,188	—	15,188
Amortization during the period	(1,219)	(4,726)	(29)	(5,974)
Currency translation during the period	—	(2,305)	(120)	(2,425)
Balance as of March 30, 2013	$24,991	79,188	906	105,085

	Three Months Ended
	March 30, 2013	March 31, 2012
Amortization expense	$5,974	16,261

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Accounts payable and accrued expenses

Accounts payable and accrued expenses are as follows:

	March 30, 2013	December 31, 2012
Outstanding checks in excess of cash	$17,411	25,480
Accounts payable, trade	459,397	387,871
Accrued expenses	176,045	180,039
Product warranties	35,483	32,930
Accrued interest	16,553	26,843
Deferred tax liability	10,377	6,309
Income taxes payable	10,033	2,074
Accrued compensation and benefits	98,836	111,890
Total accounts payable and accrued expenses	$824,135	773,436

7. Product warranties

The Company warrants certain qualitative attributes of its products for up to 50 years. The Company records a provision for estimated warranty and related costs in accrued expenses, based on historical experience, and periodically adjusts these provisions to reflect actual experience.

The activity related to warranty obligations is as follows:

	Three Months Ended
	March 30, 2013	March 31, 2012
Balance at beginning of period	$32,930	30,144
Warranty claims paid during the period	(13,301)	(13,920)
Warranty expense during the period	15,854	16,456
Balance at end of period	$35,483	32,680

8. Accumulated other comprehensive income

Effective January 1, 2013, the Company adopted recently issued accounting guidance that requires the Company to separately disclose, on a prospective basis, the change in each component of other comprehensive income (loss) relating to reclassification adjustments and current period other comprehensive income (loss). As the guidance relates to presentation only, the adoption did not have a material impact on the Company's results of operations, financial position or cash flows.
The changes in Accumulated other comprehensive income by component, net of tax, for the first quarter of 2013 are as follows:

	Foreign currency translation adjustments	Pensions (1)	Total
Balance as of December 31, 2012	$160,661	(928)	159,733
Current period other comprehensive income (loss) before reclassifications	(77,706)	215	(77,491)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Balance as of March 30, 2013	$82,955	(713)	82,242

(1) This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost (refer to Note 11 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012).

9. Stock-based compensation

The Company recognizes compensation expense for all share-based payments granted based on the grant-date fair value estimated in accordance with the provisions of the Financial Accounting Standards Board Accounting Standards

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Codification topic (“ASC”) 718-10. Compensation expense is recognized on a straight-line basis over the options’ or other awards’ estimated lives for fixed awards with ratable vesting provisions.

Under the Company’s 2012 Incentive Plan (“2012 Plan”), the Company's principal stock compensation plan as of May 9, 2012, the Company reserved up to a maximum of 3,200 shares of common stock for issuance upon the grant or exercise of stock options, restricted stock, restricted stock units (“RSUs”) and other types of awards, to directors and key employees through 2022. Option awards are granted with an exercise price equal to the market price of the Company’s common stock on the date of the grant and generally vest between three and five years with a 10-year contractual term. Restricted stock and RSUs are granted with a price equal to the market price of the Company’s common stock on the date of the grant and generally vest between three and five years.

The Company did not grant any options for the three months ended March 30, 2013. The Company granted 83 options to employees at a weighted-average grant-date fair value of $28.71 per share for the three months ended March 31, 2012. The Company recognized stock-based compensation costs related to stock options of $606 ($384 net of taxes) and $614 ($389 net of taxes) for the three months ended March 30, 2013 and March 31, 2012, respectively, which has been allocated to selling, general and administrative expenses. Pre-tax unrecognized compensation expense for stock options granted to employees and outside directors, net of estimated forfeitures, was $1,752 as of March 30, 2013, and will be recognized as expense over a weighted-average period of approximately 1.9 years.

The fair value of the option award is estimated on the date of grant using the Black-Scholes-Merton valuation model. Expected volatility is based on the historical volatility of the Company’s common stock. The Company uses historical data to estimate option exercise and forfeiture rates within the valuation model.

The Company granted 206 and 261 RSUs at a weighted-average grant-date fair value of $111.74 and $65.98 per unit for the three months ended March 30, 2013 and March 31, 2012, respectively. The Company recognized stock-based compensation costs related to the issuance of RSUs of $4,898 ($3,103 net of taxes) and $4,937 ($3,127 net of taxes) for the three months ended March 30, 2013 and March 31, 2012, respectively, which has been allocated to selling, general and administrative expenses. Pre-tax unrecognized compensation expense for unvested RSUs granted to employees, net of estimated forfeitures, was $33,167 as of March 30, 2013, and will be recognized as expense over a weighted-average period of approximately 3.0 years.

The Company did not grant any restricted stock awards for the three months ended March 30, 2013 or March 31, 2012. Compensation expense for restricted stock awards for the three months ended March 30, 2013 and March 31, 2012, respectively, was not significant.

10. Other (income) expense

Other (income) expense is as follows:

	Three Months Ended
	March 30, 2013	March 31, 2012
Foreign currency (gains) losses, net	$3,799	(5,650)
All other, net	2,588	3,825
Total other expense (income)	$6,387	(1,825)

11. Earnings per share

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

Dilutive common stock options are included in the diluted EPS calculation using the treasury stock method. Common stock options and unvested restricted shares (units) that were not included in the diluted EPS computation because the price was greater than the average market price of the common shares for the three months ended March 30, 2013 and March 31, 2012 were 39 and 1,044, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended
	March 30, 2013	March 31, 2012
Net earnings available to common stockholders	$50,495	40,377
Weighted-average common shares outstanding-basic and diluted:
Weighted-average common shares outstanding—basic	69,375	68,862
Add weighted-average dilutive potential common shares—options and RSUs to purchase common shares, net	522	279
Weighted-average common shares outstanding-diluted	69,897	69,141
Basic earnings per share attributable to Mohawk Industries, Inc.	$0.73	0.59
Diluted earnings per share attributable to Mohawk Industries, Inc.	$0.72	0.58

12. Segment reporting

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

Segment information is as follows:

	Three Months Ended
	March 30, 2013	March 31, 2012
Net sales:
Mohawk	$695,334	699,880
Dal-Tile	411,881	392,925
Unilin	404,475	337,424
Intersegment sales	(24,875)	(21,194)
	$1,486,815	1,409,035
Operating income (loss):
Mohawk	$25,238	25,282
Dal-Tile	29,976	26,028
Unilin	38,693	27,146
Corporate and intersegment eliminations	(7,065)	(6,480)
	$86,842	71,976

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	March 30, 2013	December 31, 2012
Assets:
Mohawk	$1,802,241	1,721,214
Dal-Tile	1,795,828	1,731,258
Unilin	2,469,264	2,672,389
Corporate and intersegment eliminations	1,194,512	178,823
	$7,261,845	6,303,684

In connection with the closing of the Marazzi acquisition on April 3, 2013, the Company decided to revise the names of its segments and, beginning in the second quarter of 2013, will refer to the Mohawk segment as the Carpet segment, the Dal-Tile segment as the Ceramic segment and the Unilin segment as the Laminate and Wood segment. Only the names of the segments are affected by the change and therefore no prior period financial information will change.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

On December 28, 2012, the Belgian taxing authority issued assessments under a revised theory related to the years ended December 31, 2005 and December 31, 2009, in the amounts of €46,135 and €35,567, respectively, excluding potential interest and penalties. The Company timely filed formal protests in the first quarter of 2013 for the years assessed. The Company disagrees with the views of the Belgian tax authority on this matter and will continue to vigorously defend itself. Although there can be no assurances, the Company believes the ultimate outcome of these actions will not have a material adverse effect on its financial condition but could have a material adverse effect on its results of operations, liquidity or cash flows in a given quarter or year.

For the three months ended March 30, 2013, the Company recorded pre-tax business restructuring charges of $8,222, of which $3,006 was recorded as cost of sales and $5,216 was recorded as selling, general and administrative expenses for the same periods, respectively. For the three months ended March 31, 2012, the Company had no business restructuring charges. The charges for 2013 primarily relate to the Company’s actions taken to lower its cost structure and improve the efficiency of its manufacturing operations and administrative functions, as well as actions related to the Company's acquisition of Pergo.

The restructuring activity for the three months ended March 30, 2013 is as follows:

	Lease impairments	Asset write-downs	Severance	Other restructuring costs	Total
Balance as of December 31, 2012	$7,457	—	2,898	—	10,355
Provision - Mohawk Segment	—	—	5,892	326	6,218
Provision - Dal-Tile Segment	—	37	—	426	463
Provision - Unilin Segment	—		1,456	85	1,541
Cash payments	(703)	—	(4,145)	(837)	(5,685)
Non-cash items		(37)	—		(37)
Balance as of March 30, 2013	$6,754	—	6,101	—	12,855

The Company expects the remaining severance costs, lease impairments and other restructuring costs to be paid over the next four years.

Subsequent to March 30, 2013, the Company completed negotiations with the unions in Sweden and finalized plans to close Pergo's Trelleborg and Perstorp plants. Both plants will close by July 31, 2013 and production will be transferred to the Wielsbeke plant in Belgium. The Company is finalizing its estimates and expects to record a restructuring charge in the second quarter of 2013.

Subsequent to March 30, 2013, the Company announced its intention to consolidate two roofing plants in the Unilin segment. The Company is finalizing its estimates and expects to record a restructuring charge in the second quarter of 2013.

14. Debt

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

As of March 30, 2013, the amount utilized under the Senior Credit Facility excluding the term loan was $413,696 resulting in a total of $486,304 available under the Senior Credit Facility. The amount utilized included $316,600 of borrowings, $46,823 of standby letters of credit guaranteeing the Company’s industrial revenue bonds and $50,273 of standby letters of credit related to various insurance contracts and foreign vendor commitments.

Senior Notes

On January 31, 2013, the Company issued $600,000 aggregate principal amount of 3.85% Senior Notes due February 1, 2023. The Company paid financing costs of $5,150 in connection with the 3.85% Senior Notes. These costs were deferred and are being amortized over the term of the 3.85% Senior Notes.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

principal amount. On April 16, 2012, the Company repaid the $336,270 principal amount of outstanding senior 7.20% notes, together with accrued interest of $12,106, at maturity using available borrowings under its Senior Credit Facility.

Accounts Receivable Securitization

On December 19, 2012, the Company entered into a three-year on-balance sheet trade accounts receivable securitization agreement (the "Securitization Facility"). The Securitization Facility allows the Company to borrow up to $300,000 based on available accounts receivable and is secured by the Company's U.S. trade accounts receivable. Borrowings under the Securitization Facility bear interest at commercial paper interest rates, in the case of lenders that are commercial paper conduits, or LIBOR, in the case of lenders that are not commercial paper conduits, in each case, plus an applicable margin of 0.75% per annum. The Company also pays a commitment fee at a per annum rate of 0.30% on the unused amount of each lender's commitment. At March 30, 2013, the amount utilized under the Securitization Facility was $300,000.

15. Fair Value

ASC 825-10, formerly the FASB Staff Position FAS 107-1 and Accounting Principles Board Opinion 28-1, “Interim Disclosures About Fair Value of Financial Instruments”, requires disclosures about fair value of financial instruments in interim reporting periods of publicly-traded companies.

The fair values and carrying values of our debt instruments are detailed as follows:

	March 30, 2013		December 31, 2012
	Fair Value	Carrying Value	Fair Value	Carrying Value
3.85% senior notes, payable January 31, 2023; interest payable semiannually	$610,800	600,000	—	—
6.125% notes, payable January 15, 2016; interest payable semiannually	1,004,400	900,000	1,011,600	900,000
Five-year senior secured credit facility, due July 8, 2016	459,100	459,100	153,875	153,875
Securitization facility	300,000	300,000	280,000	280,000
Industrial revenue bonds, capital leases and other	47,416	47,416	49,067	49,067
Total long-term debt	2,421,716	2,306,516	1,494,542	1,382,942
Less current portion	53,496	53,496	55,213	55,213
Long-term debt, less current portion	$2,368,220	2,253,020	1,439,329	1,327,729

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

For the three months ended March 30, 2013, net earnings attributable to the Company were $50.5 million, or diluted earnings per share (“EPS”) of $0.72, compared to the net earnings attributable to the Company of $40.4 million, or diluted EPS of $0.58, for the three months ended March 31, 2012. The increase in EPS was primarily attributable to operations and selling, general and administrative productivity, higher sales volume, lower amortization costs and the favorable net impact of price and product mix, partially offset by increases in costs to support new product introductions and geographic expansion, increases in restructuring and acquisition/integration costs and the net impact of unrealized foreign exchange gains/losses.
Recent Developments
On January 10, 2013, the Company completed its purchase of Pergo, a leading manufacturer of laminate flooring in the United States and the Nordic countries. The total value of the acquisition was approximately $150 million in cash. Pergo complements our specialty distribution network in the United States, leverages our geographic position in Europe, expands our geographic reach to the Nordic countries and India and enhances our patent portfolio. The acquisition's results and a preliminary purchase price allocation are included in the condensed consolidated financial statements as of March 30, 2013.
On December 20, 2012, the Company entered into a definitive share purchase agreement to acquire Fintiles S.p.A and its subsidiaries (collectively, the "Marazzi Group"), a global manufacturer, distributor and marketer of ceramic tile. On April 3, 2013, pursuant to the terms of the purchase agreement dated December 20, 2012, the Company completed the acquisition of the Marazzi Group for approximately $1.5 billion with a combination of cash and common stock of the Company.
On January 28, 2013 the Company entered into an agreement to purchase Spano Invest NV, a Belgian panel board manufacturer. On May 3, 2013, pursuant to the terms of the agreement dated January 28, 2013, the Company completed the acquisition of Spano for approximately $164 million in cash.

    In connection with the closing of the Marazzi acquisition on April 3, 2013, the Company decided to revise the names of its segments and, beginning in the second quarter of 2013, will refer to the Mohawk segment as the Carpet segment, the Dal-

Tile segment as the Ceramic segment and the Unilin segment as the Laminate and Wood segment. Only the names of the segments are affected by the change and therefore no prior period financial information will change.

Results of Operations

Quarter Ended March 30, 2013, as Compared with Quarter Ended March 31, 2012

Net sales

Net sales for the three months ended March 30, 2013 were $1,486.8 million, reflecting an increase of $77.8 million, or 5.5%, from the $1,409.0 million reported for the three months ended March 31, 2012. The increase was primarily driven by higher volume of approximately $50 million primarily related to the Pergo acquisition, the favorable net impact of price and product mix of approximately $26 million and the impact of favorable foreign exchange rates of approximately $2 million.

Mohawk Segment—Net sales decreased $4.5 million, or 0.6%, to $695.3 million for the three months ended March 30, 2013, compared to $699.9 million for the three months ended March 31, 2012. The decrease was primarily driven by lower volume of approximately $28 million, which was partially offset by the favorable net impact of price and product mix of approximately $23 million. The lower volume was primarily attributable to the timing of carpet product transitions in the home center channel and lower demand for rug products in the mass merchandise channel.

Dal-Tile Segment—Net sales increased $19.0 million, or 4.8%, to $411.9 million for the three months ended March 30, 2013, compared to $392.9 million for the three months ended March 31, 2012. The increase was primarily driven by higher volume of approximately $12 million, the favorable net impact of price and product mix of approximately $6 million and the impact of favorable foreign exchange rates of approximately $1 million. The volume increases were primarily attributable to continued improvement in the U.S. commercial and residential channels and growth in the Mexican market.

Unilin Segment—Net sales increased $67.1 million, or 19.9%, to $404.5 million for the three months ended March 30, 2013, compared to $337.4 million for the three months ended March 31, 2012. The increase was primarily driven by higher volume of approximately $69 million and the impact of favorable foreign exchange rates of approximately $2 million, partially offset by the unfavorable net impact of price and product mix of approximately $4 million. The volume increases were primarily attributable to the Pergo acquisition.

Gross profit

Gross profit for the three months ended March 30, 2013 was $377.1 million (25.4% of net sales), an increase of $17.6 million or 4.9%, compared to gross profit of $359.4 million (25.5% of net sales) for the three months ended March 31, 2012. The increase in gross profit dollars was primarily attributable to higher sales volume of approximately $10 million, operations productivity of approximately $9 million and the favorable net impact of price and product mix of approximately $5 million, partially offset by restructuring and acquisition/integration charges of approximately $4 million and higher input costs of approximately $3 million.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended March 30, 2013 were $290.2 million (19.5% of net sales), compared to $287.5 million (20.4% of net sales) for the three months ended March 31, 2012. As a percentage of net sales, selling, general and administrative expenses decreased 90 basis points. The increase in selling, general and administrative expenses in dollars was primarily driven by increases in costs to support new product introductions and geographic expansion and increases in restructuring and acquisition/integration charges, partially offset by lower amortization costs and improvements in productivity.

Operating income

Operating income for the three months ended March 30, 2013 was $86.8 million (5.8% of net sales) reflecting an increase of $14.9 million, or 20.7%, compared to operating income of $72.0 million (5.1% of net sales) for the three months ended March 31, 2012. The increase in operating income was primarily driven by operations and selling, general and administrative productivity of approximately $14 million, sales volume of approximately $10 million, lower amortization expense of approximately $10 million and the favorable net impact of price and product mix of approximately $5 million, partially offset by increases in costs to support the Pergo acquisition, new product introductions and geographic expansion of approximately $14 million and restructuring and acquisition/integration charges of approximately $10 million.

Mohawk Segment—Operating income was relatively flat at $25.2 million (3.6% of segment net sales) for the three months ended March 30, 2013 compared to operating income of $25.3 million (3.6% of segment net sales) for the three months ended March 31, 2012. The change in operating income was primarily attributable to operations and selling, general and administrative productivity of approximately $8 million and the favorable net impact of price and product mix of approximately $5 million, offset by lower sales volume of approximately $7 million and restructuring charges of approximately $6 million.

Dal-Tile Segment—Operating income was $30.0 million (7.3% of segment net sales) for the three months ended March 30, 2013 reflecting an increase of $3.9 million compared to operating income of $26.0 million (6.6% of segment net sales) for the three months ended March 31, 2012. The increase in operating income was primarily driven by operations and selling, general and administrative productivity of approximately $5 million, the favorable net impact of price and product mix of approximately $3 million and sales volume increases of approximately $3 million, partially offset by increases in input costs of approximately $5 million.

Unilin Segment—Operating income was $38.7 million (9.6% of segment net sales) for the three months ended March 30, 2013 reflecting an increase of $11.5 million compared to operating income of $27.1 million (8.0% of segment net sales) for the three months ended March 31, 2012. The increase in operating income was primarily driven by sales volume of approximately $14 million primarily related to the Pergo acquisition, lower amortization expense of approximately $10 million and operations productivity of approximately $2 million, partially offset by costs to support the Pergo acquisition, new product introductions and geographic expansion of approximately $10 million, restructuring and acquisition/integration charges of approximately $3 million and the unfavorable net impact of price and product mix of approximately $3 million.

Interest expense (income)

Interest expense was $19.2 million for the three months ended March 30, 2013, reflecting a decrease of $3.3 million compared to interest expense of $22.5 million for the three months ended March 31, 2012. Approximately $7 million of the decrease was due to lower interest rates on the Company’s outstanding debt, partially offset by interest expense of approximately $4 million associated with the 3.85% Senior Notes issued in contemplation of the Marazzi acquisition. The lower interest rates were primarily attributable to the shift from higher interest rate senior notes to the Senior Credit Facility and the rating agency upgrades discussed in Liquidity and Capital Resources.

Other expense (income)

Other expense was $6.4 million for the three months ended March 30, 2013, reflecting an unfavorable change of $8.2 million compared to other income of $1.8 million for the three months ended March 31, 2012. The change was primarily attributable to the net change in foreign currency gains/losses of approximately $9 million.

Income tax expense

For the three months ended March 30, 2013, the Company recorded income tax expense of $10.7 million on earnings before income taxes of $61.3 million for an effective tax rate of 17.5%, as compared to an income tax expense of $10.3 million on earnings before income taxes of $51.3 million, resulting in an effective tax rate of 20.1% for the three months ended March 31, 2012. The difference in the effective tax rate for the comparative period is primarily due to the geographic dispersion of earnings and losses; a benefit of $2 million from the settlement of certain income tax contingencies in the current period; and a benefit of $1.9 million from the enactment of certain tax provisions that expired on December 31, 2011, including the research and development tax credit, retroactive to the beginning of 2012.

Liquidity and Capital Resources

The Company’s primary capital requirements are for working capital, capital expenditures and acquisitions. The Company’s capital needs are met primarily through a combination of internally generated funds, bank credit lines, term and senior notes and credit terms from suppliers.

Net cash used in operating activities in the first three months of 2013 was $38.9 million, compared to net cash used in operating activities of $44.5 million in the first three months of 2012.

Net cash used in investing activities in the first three months of 2013 was $211.1 million compared to net cash used in investing activities of $43.3 million in the first three months of 2012. The increase was primarily attributable to the Pergo acquisition of $147.8 million and capital expenditures of $63.3 million. Capital spending during the remainder of 2013, including acquisition capital expenditure requirements, is expected to range from approximately $315 million to $325 million and is intended to be used primarily to purchase equipment, add geographic capacity and to streamline manufacturing capabilities.

Net cash provided by financing activities in the first three months of 2013 was $938.0 million compared to net cash provided by financing activities of $72.0 million in the first three months of 2012. The increase was primarily attributable to the proceeds from the 3.85% Senior Notes and proceeds from the senior credit facility used to fund the Marazzi acquisition which closed on April 3, 2013.

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

As of March 30, 2013, the amount utilized under the Senior Credit Facility excluding the term loan was $413.7 million, resulting in a total of $486.3 million available under the Senior Credit Facility. The amount utilized included $316.6 million of borrowings, $46.8 million of standby letters of credit guaranteeing the Company’s industrial revenue bonds and $50.3 million of standby letters of credit related to various insurance contracts and foreign vendor commitments.

On December 19, 2012, the Company entered into a three-year on-balance sheet trade accounts receivable securitization agreement (the "Securitization Facility"). The Securitization Facility allows the Company to borrow up to $300,000 based on available accounts receivable and is secured by the Company's U.S. trade accounts receivable. Borrowings under the Securitization Facility bear interest at commercial paper interest rates, in the case of lenders that are commercial paper conduits, or LIBOR, in the case of lenders that are not commercial paper conduits, in each case, plus an applicable margin of 0.75% per annum. The Company also pays a commitment fee at a per annum rate of 0.30% on the unused amount of each lender's commitment. At March 30, 2013, the amount utilized under the Securitization Facility was $300,000.

On January 31, 2013, the Company issued $600,000 aggregate principal amount of 3.85% Senior Notes due February 1, 2023. The Company paid financing costs of $5,150 in connection with the 3.85% Senior Notes. These costs were deferred and are being amortized over the term of the 3.85% Senior Notes.

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

As of March 30, 2013, the Company had invested cash of $1,060.9 million, of which $1,058.9 million was in Europe. Of the $1,058.9 million in Europe, $39.2 million was invested in A-1/P-1 rated money market cash investments. On April 3, 2013, the Company completed the acquisition of the Marazzi Group for approximately $1,500 million including approximately €784 million ($1,004 million) in cash with the remainder in common stock of the Company and assumed debt. While the Company’s plans are to permanently reinvest the cash held in Europe, the estimated cost of repatriation for the cash invested in Europe as of March 30, 2013 would have been approximately $370.6 million. The Company believes that its cash and cash equivalents on hand, cash generated from operations and availability under its Senior Credit Facility will be sufficient to meet its capital expenditure, working capital and debt servicing requirements over the next twelve months.

Contractual Obligations

There have been no significant changes to the Company’s contractual obligations as disclosed in the Company’s 2012 Annual Report filed on Form 10-K.

Critical Accounting Policies and Estimates

There have been no significant changes to the Company’s critical accounting policies and estimates during the period. The Company’s critical accounting policies and estimates are described in its 2012 Annual Report filed on Form 10-K.

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

As of March 30, 2013, approximately 65% of the Company's debt portfolio was comprised of fixed-rate debt and 35% was floating-rate debt. A 1.0 percentage point change in the interest rate of the floating-rate debt would not have a material impact on the Company's results of operations. There have been no other significant changes to the Company’s exposure to market risk as disclosed in the Company’s 2012 Annual Report filed on Form 10-K.

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

There have been no material changes in the Company's risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2012. The risk factors disclosed in our Annual Report on Form 10-K, in addition to the other information set forth in this report, could materially affect our business, financial condition or results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

No.	Description

4.1
Indenture, dated as of January 31, 2013, by and between Mohawk Industries, Inc. and U.S. Bank National Association, as Trustee (Incorporated herein by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated January 31, 2013.)

4.2
First Supplemental Indenture, dated as of January 31, 2013, by and between Mohawk Industries, Inc. and U.S. Bank National Association, as Trustee (Incorporated herein by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K dated January 31, 2013.)

10.1
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

10.2
First Amendment to Credit and Security Agreement, dated as of January 22, 2013, by and among Mohawk Factoring, LLC, as borrower, Mohawk Servicing, LLC, as servicer, the lenders from time to time party thereto, the liquidity banks from time to time party thereto, the co-agents from time to time party thereto and SunTrust Bank, as administrative agent (Incorporated herein by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K dated February 27, 2013.)

10.3	Stock Restriction and Registration Rights Agreement, dated as of April 3, 2013, by and among Mohawk Industries, Inc., LuxELIT S.á r.l., and Finceramica S.p.A.
31.1	Certification Pursuant to Rule 13a-14(a).
31.2	Certification Pursuant to Rule 13a-14(a).
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOHAWK INDUSTRIES, INC.
(Registrant)

Dated:	May 6, 2013	By:	/s/ Jeffrey S. Lorberbaum
JEFFREY S. LORBERBAUM
Chairman and Chief Executive Officer
(principal executive officer)

Dated:	May 6, 2013	By:	/s/ Frank H. Boykin
FRANK H. BOYKIN
Chief Financial Officer
(principal financial officer)