Form 10-Q
period 2013-06-29
MOHAWK INDUSTRIES INC
filed 2013-08-07
CIK 851968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________
[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s classes of common stock as of July 30, 2013, the latest practicable date, is as follows: 72,516,371 shares of Common Stock, $.01 par value.

MOHAWK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

 MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
(In thousands)
(Unaudited)

	June 29, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$168,745	477,672
Receivables, net	1,145,550	679,473
Inventories	1,591,552	1,133,736
Prepaid expenses	191,117	138,117
Deferred income taxes	134,489	111,585
Other current assets	38,742	9,463
Total current assets	3,270,195	2,550,046
Property, plant and equipment, net	2,594,256	1,692,852
Goodwill	1,690,622	1,385,771
Tradenames	680,107	455,503
Other intangible assets subject to amortization, net	120,422	98,296
Deferred income taxes and other non-current assets	153,362	121,216
	$8,508,964	6,303,684
See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS’ EQUITY
(In thousands, except per share data)
(Unaudited)

	June 29, 2013	December 31, 2012
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$83,171	55,213
Accounts payable and accrued expenses	1,261,791	773,436
Total current liabilities	1,344,962	828,649
Deferred income taxes	452,822	329,810
Long-term debt, less current portion	2,450,584	1,327,729
Other long-term liabilities	156,303	97,879
Total liabilities	4,404,671	2,584,067
Commitments and contingencies (Notes 9 and 15)
Stockholders’ equity:
Preferred stock, $.01 par value; 60 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 150,000 shares authorized; 80,668 and 80,185 shares issued in 2013 and 2012, respectively	807	802
Additional paid-in capital	1,544,085	1,277,521
Retained earnings	2,740,090	2,605,023
Accumulated other comprehensive income, net	49,806	159,733
	4,334,788	4,043,079
Less treasury stock at cost; 8,155 and 11,032 shares in 2013 and 2012, respectively	239,138	323,462
Total Mohawk Industries, Inc. stockholders' equity	4,095,650	3,719,617
Noncontrolling interest	8,643	—
Total stockholders' equity	4,104,293	3,719,617
	$8,508,964	6,303,684
See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	June 29, 2013	June 30, 2012
Net sales	$1,976,299	1,469,793
Cost of sales	1,462,243	1,081,329
Gross profit	514,056	388,464
Selling, general and administrative expenses	380,858	280,746
Operating income	133,198	107,718
Interest expense	25,312	18,844
Other expense (income)	(1,097)	440
Earnings from continuing operations before income taxes	108,983	88,434
Income tax expense	23,240	15,246
Earnings from continuing operations	85,743	73,188
Loss from discontinued operations, net of income tax benefit of $485	(1,361)	—
Net earnings including noncontrolling interest	84,382	73,188
Net loss attributable to noncontrolling interest	(190)	—
Net earnings attributable to Mohawk Industries, Inc.	$84,572	73,188

Basic earnings per share attributable to Mohawk Industries, Inc.
Income from continuing operations	$1.19	1.06
Loss from discontinued operations	(0.02)	—
Basic earnings per share attributable to Mohawk Industries, Inc.	$1.17	1.06
Weighted-average common shares outstanding—basic	72,406	68,984

Diluted earnings per share attributable to Mohawk Industries, Inc.
Income from continuing operations	$1.18	1.06
Loss from discontinued operations	(0.02)	—
Diluted earnings per share attributable to Mohawk Industries, Inc.	$1.16	1.06
Weighted-average common shares outstanding—diluted	72,867	69,259
See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Six Months Ended
	June 29, 2013	June 30, 2012
Net sales	$3,463,114	2,878,828
Cost of sales	2,571,992	2,130,938
Gross profit	891,122	747,890
Selling, general and administrative expenses	671,082	568,196
Operating income	220,040	179,694
Interest expense	44,468	41,342
Other expense (income)	5,290	(1,385)
Earnings from continuing operations before income taxes	170,282	139,737
Income tax expense	33,972	25,537
Earnings from continuing operations	136,310	114,200
Loss from discontinued operations, net of income tax benefit of $485	(1,361)	—
Net earnings including noncontrolling interest	134,949	114,200
Net (loss) income attributable to noncontrolling interest	(118)	635
Net earnings attributable to Mohawk Industries, Inc.	$135,067	113,565

Basic earnings per share attributable to Mohawk Industries, Inc.
Income from continuing operations	$1.92	1.65
Loss from discontinued operations	(0.02)	—
Basic earnings per share attributable to Mohawk Industries, Inc.	$1.90	1.65
Weighted-average common shares outstanding—basic	70,907	68,923

Diluted earnings per share attributable to Mohawk Industries, Inc.
Income from continuing operations	$1.91	1.64
Loss from discontinued operations	(0.02)	—
Diluted earnings per share attributable to Mohawk Industries, Inc.	$1.89	1.64
Weighted-average common shares outstanding—diluted	71,405	69,204

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net earnings including noncontrolling interest	$84,382	73,188	134,949	114,200
Other comprehensive loss:
Foreign currency translation adjustments	(32,428)	(120,116)	(110,134)	(65,155)
Pension prior service cost and actuarial gain (loss)	(8)	(37)	207	(20)
Other comprehensive loss	(32,436)	(120,153)	(109,927)	(65,175)
Comprehensive income (loss)	51,946	(46,965)	25,022	49,025
Comprehensive (loss) income attributable to the noncontrolling interest	(190)	—	(118)	635
Comprehensive income (loss) attributable to Mohawk Industries, Inc.	$52,136	(46,965)	25,140	48,390
See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 29, 2013	June 30, 2012
Cash flows from operating activities:
Net earnings	$134,949	114,200
Adjustments to reconcile net earnings to net cash provided by operating activities:
Restructuring	28,389	8,226
Depreciation and amortization	140,992	145,117
Deferred income taxes	(16,253)	1,717
Loss (gain) on disposal of property, plant and equipment	422	(7)
Stock-based compensation expense	9,498	8,399
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	(172,457)	(99,903)
Tax deposits	—	(31,820)
Inventories	(40,555)	(52,486)
Accounts payable and accrued expenses	47,120	16,000
Other assets and prepaid expenses	(4,594)	(6,313)
Other liabilities	(13,597)	(7,554)
Net cash provided by operating activities	113,914	95,576
Cash flows from investing activities:
Additions to property, plant and equipment	(146,097)	(87,687)
Acquisitions, net of cash acquired	(449,464)	—
Investment in joint venture	—	(7,007)
Net cash used in investing activities	(595,561)	(94,694)
Cash flows from financing activities:
Payments on Senior Credit Facility	(878,634)	(653,675)
Proceeds from Senior Credit Facility	1,348,808	1,031,800
Repayment of senior notes	—	(336,270)
Proceeds from 3.85% Senior Notes	600,000	—
Repayment of acquired debt	(895,127)	—
Net change in asset securitization borrowings	20,000	—
Payments on other debt	(22)	(582)
Debt issuance costs	(5,815)	(1,018)
Purchase of non-controlling interest	—	(35,000)
Distribution to non-controlling interest	—	(423)
Change in outstanding checks in excess of cash	(11,423)	1,739
Proceeds from stock transactions	29,859	6,612
Net cash provided by financing activities	207,646	13,183
Effect of exchange rate changes on cash and cash equivalents	(34,926)	(6,547)
Net change in cash and cash equivalents	(308,927)	7,518
Cash and cash equivalents, beginning of period	477,672	311,945
Cash and cash equivalents, end of period	$168,745	319,463

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

2.    Acquisitions

Marazzi Acquisition
On December 20, 2012, the Company entered into a share purchase agreement (the “Share Purchase Agreement”) with LuxELIT S.á r.l., a Luxembourg limited liability company and Finceramica S.p.A., an Italian corporation (collectively, “Sellers”), to acquire the shares of Fintiles S.p.A. ("Marazzi"). On April 3, 2013, pursuant to the terms of the Share Purchase Agreement, the Company completed the acquisition of Marazzi for $1,522,731. The Marazzi business is reflected in the Ceramic segment.
The equity value of Marazzi was paid to the Sellers in cash and in the Company's common stock (the “Shares”). The number of Shares transferred as part of the consideration was calculated using the average closing price for the Company's common stock over a 30-day trading period ending March 19, 2013.
Pursuant to the Share Purchase Agreement, the Company (i) acquired the entire issued share capital of Marazzi and (ii) assumed $901,773 of indebtedness of Marazzi, in exchange for the following consideration:

•	A cash payment of $307,052; and

•	2,874 newly issued Shares for a value of $313,906.
The Company funded the cash portion of the Marazzi acquisition through a combination of the 3.85% Senior Notes (as discussed in Note 16), cash on hand and borrowings under the Senior Credit Facility. The Company incurred $13,812 of direct transaction costs, which are recorded in selling, general and administrative expenses for the three and six months ended June 29, 2013.
The Marazzi acquisition makes the Company a global leader in ceramic tile. The addition of Marazzi will allow the Company to expand its U.S. distribution, source ceramic tile from a worldwide base, and provide industry leading innovation and design to all of its global ceramic customers. The acquisition will provide opportunities to improve performance by leveraging best practices, operational expertise, product innovation and manufacturing assets across the enterprise.

The Company is continuing to obtain information to complete its valuation of intangible assets, as well as to determine the value of the acquired assets and liabilities including tax assets, liabilities and other attributes. The components of the preliminary purchase price allocation for Marazzi are as follows (in thousands):

Enterprise value	$1,522,731
Assumed indebtedness	(901,773)
Consideration transferred	$620,958

Working capital	$384,134
Property, plant and equipment, net	779,148
Tradenames	215,357
Customer relationships	21,792
Equity method investments	1,058
Goodwill	262,613
Other long term assets	16,114
Long-term debt, including current portion	(901,773)
Other long-term liabilities	(72,143)
Deferred tax liability	(79,132)
Noncontrolling interest	(6,210)
Consideration transferred	$620,958

Intangible assets subject to amortization of $21,792 related to customer relationships have an estimated average life of 10 years. In addition to the amortizable intangible assets, there is an additional $215,357 in indefinite-lived trademark intangible assets. The goodwill of $262,613 was allocated to the Ceramic segment. The factors contributing to the recognition of the amount of goodwill are based on several strategic and synergistic benefits that are expected to be realized from the Marazzi acquisition. These benefits include the opportunities to improve the Company's ceramic performance by leveraging best practices, operational expertise, product innovation and manufacturing assets across the segment. The goodwill is not expected to be deductible for tax purposes. Marazzi contributed net sales and a net loss from continuing operations of $309,867 and $6,689, respectively, to the three and six months ended June 29, 2013. The fair value of inventories acquired included a step-up in the value of inventories of approximately $29,781, of which $18,744 was charged to cost of sales in the three months ended June 29, 2013. The remaining $11,037 is expected to be charged to cost of sales during the three months ended September 28, 2013.

In connection with the acquisition of Marazzi, the Company is party to an off-balance sheet accounts receivable securitization facility ("Marazzi Securitization Facility") in which it services receivables sold to a third party. As of June 29, 2013, the amount utilized under the Marazzi Securitization Facility was €73,857. The Company is in the process of terminating this facility.

The following unaudited pro forma consolidated results of operations have been prepared as if the Marazzi acquisition occurred as of January 1, 2012 (amounts in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Net Sales:
As reported	$1,976,299	1,469,793	3,463,114	2,878,828
Pro forma	$1,976,299	1,760,068	3,725,595	3,422,020

Net earnings from continuing operations attributable to Mohawk Industries, Inc.:
As reported	$85,933	73,188	136,428	113,565
Pro forma	$100,741	84,956	159,150	113,755

Basic earnings per share from continuing operations attributable to Mohawk Industries, Inc.:
As reported	$1.19	1.06	1.92	1.65
Pro forma	$1.39	1.18	2.20	1.58

Diluted earnings per share from continuing operations attributable to Mohawk Industries, Inc.:
As reported	$1.18	1.06	1.91	1.64
Pro forma	$1.38	1.18	2.18	1.58

The pro forma earnings and per share results for the three and six months ended June 30, 2012 included amounts charged to cost of sales for the step-up to fair value in inventories of approximately $8,243 and $22,242, respectively, net of tax. The pro forma results of operations have been prepared for comparative purposes only, and they do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the date indicated or that may result in the future.

Other Acquisitions

On January 10, 2013, the Company completed its purchase of Pergo, a leading manufacturer of laminate flooring in the U.S. and the Nordic countries. The total value of the acquisition was approximately $150 million. Pergo complements the Company's specialty distribution network in the U.S., leverages its geographic position in Europe, expands its geographic reach to the Nordic countries and India and enhances its patent portfolio. The acquisition's results and a preliminary purchase price allocation are included in the condensed consolidated financial statements as of March 30, 2013. The Company's acquisition of Pergo resulted in a preliminary goodwill allocation of $24,501, indefinite-lived trademark intangible assets of $16,834 and intangible assets subject to amortization of $15,188. The factors contributing to the recognition of the amount of goodwill include the opportunity to optimize the assets of Pergo with the Company's existing Laminate and Wood assets while strengthening the design and product performance of the Pergo and Unilin brands. The Pergo results are reflected in the Laminate and Wood segment.
On May 3, 2013, the Company completed the acquisition of Spano, a Belgian panel board manufacturer. The total value of the acquisition was approximately $160 million. Spano extends the Laminate and Wood segment's customer base into new channels of distribution and adds technical expertise and product knowledge which we can leverage. The acquisition's results and a preliminary purchase price allocation are included in the condensed consolidated financial statements as of June 29, 2013. The Company's acquisition of Spano resulted in a preliminary goodwill allocation of $35,857. The factors contributing to the recognition of the amount of goodwill include the extension of the Company's customer base into new channels of distribution and the opportunity for synergies in manufacturing assets and processes, raw materials and operational efficiencies. The Spano results are reflected in the Laminate and Wood segment.

3.    Restructuring, acquisition and integration-related costs

The Company incurs costs in connection with acquiring, integrating and restructuring acquisitions and in connection with its global cost-reduction/productivity initiatives. For example:

•
In connection with acquisition activity, the Company typically incurs costs associated with executing the transactions, integrating the acquired operations (which may include expenditures for consulting and the integration of systems and processes), and restructuring the combined company (which may include charges related to employees, assets and activities that will not continue in the combined company); and

•
In connection with the Company's cost-reduction/productivity initiatives, it typically incurs costs and charges associated with site closings and other facility rationalization actions and workforce reductions.

Restructuring, acquisition and integration-related costs consisted of the following during the three and six months ended June 29, 2013 and June 30, 2012:

	Three Months Ended				Six Months Ended
	June 29, 2013		June 30, 2012		June 29, 2013		June 30, 2012
Cost of sales
Restructuring costs	$11,324	(a)	6,636	(b)	14,330	(a)	6,636	(b)
Acquisition transaction-related costs	—		—		—		—
Acquisition integration-related costs	3,010		—		3,345		—
Restructuring and integration-related costs	$14,334		6,636		17,675		6,636

Selling, general and administrative expenses
Restructuring costs	$8,843	(a)	1,590	(b)	14,059	(a)	1,590	(b)
Acquisition transaction-related costs	13,812		—		13,812		—
Acquisition integration-related costs	4,331		—		5,630		—
Restructuring, acquisition and integration-related costs	$26,986		1,590		33,501		1,590

(a) The restructuring costs for 2013 primarily relate to the Company’s actions taken to lower its cost structure and improve efficiencies of manufacturing operations and administrative functions, as well as actions related to the Company's acquisition of Pergo, Spano and Marazzi.
(b) The charges for 2012 primarily relate to the Company's actions taken to to lower its cost structure and improve efficiencies of manufacturing and distribution operations as the Company adjusted to changing economic conditions.

The restructuring activity for the six months ended June 29, 2013 is as follows:

	Lease impairments	Asset write-downs	Severance	Other restructuring costs	Total
Balance as of December 31, 2012	$7,457	—	2,898	—	10,355
Provision - Carpet segment	—	—	5,891	326	6,217
Provision - Ceramic segment	—	37	8,169	426	8,632
Provision - Laminate and Wood segment	—	—	12,803	737	13,540
Cash payments	(1,404)	—	(9,606)	(1,489)	(12,499)
Non-cash items	—	(37)	—	—	(37)
Balance as of June 29, 2013	$6,053	—	20,155	—	26,208

The Company expects the remaining lease impairments, severance and other restructuring costs to be paid over the next four years.

4.    Discontinued operations

In conjunction with the Marazzi acquisition, the Company is actively marketing for sale a non-core sanitary ware business acquired as part of the acquisition because the Company does not believe it is consistent with its long-term strategy. The Company determined that the business meets the definition of discontinued operations and accordingly has been presented as such as of the inception date of April 3, 2013. Sales attributable to discontinued operations for the three and six months ended June 29, 2013 were immaterial. The net assets held for sale related to the discontinued operations as of June 29, 2013 are reported in cash, receivables, inventories, deferred income taxes, other current assets, accounts payable and other accrued expenses and other long-term liabilities on the consolidated balance sheet as of June 29, 2013, as they are immaterial for separate balance sheet presentation.

5.    Receivables, net

Receivables, net are as follows:

	June 29, 2013	December 31, 2012
Customers, trade	$1,163,699	691,553
Other	59,294	25,793
	1,222,993	717,346
Less: allowance for discounts, returns, claims and doubtful accounts	77,443	37,873
Receivables, net	$1,145,550	679,473

6.    Inventories

The components of inventories are as follows:

	June 29, 2013	December 31, 2012
Finished goods	$1,090,455	695,606
Work in process	120,659	103,685
Raw materials	380,438	334,445
Total inventories	$1,591,552	1,133,736

7.    Goodwill and intangible assets

The Company's acquisition of Pergo, Marazzi and Spano resulted in preliminary goodwill allocations of $24,501, $262,613 and $35,857, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The components of goodwill and other intangible assets are as follows:

Goodwill:

	Carpet segment	Ceramic segment	Laminate and Wood segment	Total
Balance as of December 31, 2012
Goodwill	$199,132	1,186,913	1,327,151	2,713,196
Accumulated impairment losses	(199,132)	(531,930)	(596,363)	(1,327,425)
	$—	654,983	730,788	1,385,771

Goodwill acquired during the period	$—	262,613	60,358	322,971
Currency translation during the period	$—	(6,772)	(11,348)	(18,120)

Balance as of June 29, 2013
Goodwill	$199,132	1,442,754	1,376,161	3,018,047
Accumulated impairment losses	(199,132)	(531,930)	(596,363)	(1,327,425)
	$—	910,824	779,798	1,690,622

Intangible assets:

Indefinite life assets not subject to amortization:	Tradenames
Balance as of December 31, 2012	$455,503
Intangible assets acquired during the period	232,191
Currency translation during the period	(7,587)
Balance as of June 29, 2013	$680,107

Intangible assets subject to amortization:	Customer relationships	Patents	Other	Total
Balance as of December 31, 2012	$26,210	71,031	1,055	98,296
Intangible assets acquired during the period	21,792	15,188	—	36,980
Amortization during the period	(3,147)	(9,541)	(60)	(12,748)
Currency translation during the period	(310)	(1,548)	(248)	(2,106)
Balance as of June 29, 2013	$44,545	75,130	747	120,422

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Amortization expense	$6,774	15,998	12,748	32,259

8.    Accounts payable and accrued expenses

Accounts payable and accrued expenses are as follows:

	June 29, 2013	December 31, 2012
Outstanding checks in excess of cash	$14,057	25,480
Accounts payable, trade	729,034	387,871
Accrued expenses	244,929	180,039
Product warranties	33,674	32,930
Accrued interest	36,542	26,843
Deferred tax liability	14,255	6,309
Income taxes payable	5,308	2,074
Accrued compensation and benefits	183,992	111,890
Total accounts payable and accrued expenses	$1,261,791	773,436

9.    Product warranties

The Company warrants certain qualitative attributes of its products for up to 50 years. The Company records a provision for estimated warranty and related costs in accrued expenses, based on historical experience, and periodically adjusts these provisions to reflect actual experience.

The activity related to warranty obligations is as follows:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Balance at beginning of period	$35,483	32,680	32,930	30,144
Warranty claims paid during the period	(16,306)	(14,866)	(29,607)	(28,786)
Acquisitions	503	—	3,283	—
Warranty expense during the period	13,994	17,053	27,068	33,509
Balance at end of period	$33,674	34,867	33,674	34,867

10.    Accumulated other comprehensive income

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
The changes in accumulated other comprehensive income by component, net of tax, for the first quarter of 2013 are as follows:

	Foreign currency translation adjustments	Pensions (1)	Total
Balance as of December 31, 2012	$160,661	(928)	159,733
Current period other comprehensive income (loss) before reclassifications	(110,134)	207	(109,927)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Balance as of June 29, 2013	$50,527	(721)	49,806

(1) This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost (refer to Note 11 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012).

11.    Stock-based compensation

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

The Company did not grant any options for the three or six months ended June 29, 2013. The Company granted 83 options to employees at a weighted-average grant-date fair value of $28.71 per share for the six months ended June 30, 2012. The Company recognized stock-based compensation costs related to stock options of $251 ($159 net of taxes) and $518 ($328 net of taxes) for the three months ended June 29, 2013 and June 30, 2012, respectively, which has been allocated to cost of sales and selling, general and administrative expenses. The Company recognized stock-based compensation costs related to stock options of $856 ($542 net of taxes) and $1,132 ($717 net of taxes) for the six months ended June 29, 2013 and June 30, 2012, respectively, which has been allocated to cost of sales and selling, general and administrative expenses. Pre-tax unrecognized compensation expense for stock options granted to employees and outside directors, net of estimated forfeitures, was $1,501 as of June 29, 2013, and will be recognized as expense over a weighted-average period of approximately 1.6 years.

The fair value of the option award is estimated on the date of grant using the Black-Scholes-Merton valuation model. Expected volatility is based on the historical volatility of the Company’s common stock. The Company uses historical data to estimate option exercise and forfeiture rates within the valuation model.

The Company granted 93 RSU's at a weighted-average grant-date fair value of $106.45 per unit for the three months ended June 29, 2013. The Company did not grant any RSU's for the three months ended June 30, 2012. The Company granted 299 and 261 RSUs at a weighted-average grant-date fair value of $110.10 and $65.98 per unit for the six months ended June 29, 2013 and June 30, 2012, respectively. The Company recognized stock-based compensation costs related to the issuance of RSUs of $3,744 ($2,372 net of taxes) and $2,311 ($1,464 net of taxes) for the three months ended June 29, 2013 and June 30, 2012, respectively, which has been allocated to selling, general and administrative expenses and cost of sales. The Company recognized stock-based compensation costs related to the issuance of RSUs of $8,642 ($5,475 net of taxes) and $7,248 ($4,592 net of taxes) for the six months ended June 29, 2013 and June 30, 2012, respectively, which has been allocated to selling, general and administrative expenses and cost of sales. Pre-tax unrecognized compensation expense for unvested RSUs granted to employees, net of estimated forfeitures, was $38,193 as of June 29, 2013, and will be recognized as expense over a weighted-average period of approximately 3.1 years.

The Company did not grant any restricted stock awards for the three and six months ended June 29, 2013 or June 30, 2012. Compensation expense for restricted stock awards for the three and six months ended June 29, 2013 and June 30, 2012, respectively, was not significant.

12.    Other (income) expense

Other (income) expense is as follows:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Foreign currency (gains) losses, net	$(767)	(1,052)	3,032	(6,702)
All other, net	(330)	1,492	2,258	5,317
Total other expense (income)	$(1,097)	440	5,290	(1,385)

13. Earnings per share

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Dilutive common stock options are included in the diluted EPS calculation using the treasury stock method. Common stock options and unvested restricted shares (units) that were not included in the diluted EPS computation because the price was greater than the average market price of the common shares for the six months ended June 29, 2013 and June 30, 2012 were 0 and 987, respectively.

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Earnings from continuing operations attributable to Mohawk Industries, Inc.	$85,933	73,188	136,428	113,565

Weighted-average common shares outstanding-basic and diluted:
Weighted-average common shares outstanding—basic	72,406	68,984	70,907	68,923
Add weighted-average dilutive potential common shares—options and RSUs to purchase common shares, net	461	275	498	281
Weighted-average common shares outstanding-diluted	72,867	69,259	71,405	69,204

Earnings from continuing operations attributable to Mohawk Industries, Inc.
Basic	$1.19	1.06	1.92	1.65
Diluted	$1.18	1.06	1.91	1.64

14.    Segment reporting

In connection with the Marazzi acquisition, the Company revised the names of its segments and, beginning in the second quarter of 2013, now refers to the Mohawk Segment as the Carpet segment, the Dal-Tile segment as the Ceramic segment and the Unilin segment as the Laminate and Wood segment. Only the names of the segments are affected by the change and therefore no prior period financial information changed.

The Company has three reporting segments: the Carpet segment, the Ceramic segment and the Laminate and Wood segment. The Carpet segment designs, manufactures, sources, distributes and markets its floor covering product lines, which principally include carpets, modular carpet tiles, rugs, mats and carpet pads, primarily in North America through its network of regional distribution centers and satellite warehouses using Company-operated trucks, common carriers or rail transportation. This segment’s product lines are sold through various selling channels, which include independent floor covering retailers, home centers, mass merchandisers, department stores, commercial dealers and commercial end users. The Ceramic segment designs, manufactures, sources, distributes and markets a broad line of ceramic tile, porcelain tile, natural stone and other products, primarily in North America, Europe and Russia. This segment’s product lines are sold to various selling channels including independent distributors, home center retailers, tile and flooring retailers and contractors. The Laminate and Wood segment designs, manufactures, sources, licenses, distributes and markets laminate and hardwood flooring, roofing systems, insulation panels and other wood products, primarily in Europe and North America. This segment's product lines are sold through various selling channels including retailers, independent distributors and home centers.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Segment information is as follows:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net sales:
Carpet segment	$770,868	734,493	1,466,202	1,434,373
Ceramic segment	760,168	404,288	1,172,049	797,213
Laminate and Wood segment	470,980	354,374	875,455	691,798
Intersegment sales	(25,717)	(23,362)	(50,592)	(44,556)
	$1,976,299	1,469,793	3,463,114	2,878,828
Operating income (loss):
Carpet segment	$54,862	37,136	80,100	62,418
Ceramic segment	46,304	36,432	76,280	62,460
Laminate and Wood segment	41,362	40,575	80,055	67,721
Corporate and intersegment eliminations	(9,330)	(6,425)	(16,395)	(12,905)
	$133,198	107,718	220,040	179,694

	June 29, 2013	December 31, 2012
Assets:
Carpet segment	$1,803,212	1,721,214
Ceramic segment	3,832,888	1,731,258
Laminate and Wood segment	2,691,553	2,672,389
Corporate and intersegment eliminations	181,311	178,823
	$8,508,964	6,303,684

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

On December 28, 2012, the Belgian taxing authority issued assessments under a revised theory related to the years ended December 31, 2005 and December 31, 2009, in the amounts of €46,135 and €35,567, respectively, excluding potential interest and penalties. The Company timely filed formal protests in the first quarter of 2013 for the years assessed. Subsequent to the quarter ended June 29, 2013, the Company received notifications from the Belgian taxing authority of its intent to increase the Company's tax base in connection with the Company's 2006, 2007 and 2010 tax years. The adjustments proposed relate to the same income items assessed with regard to the 2005 and 2009 tax years. The Company disagrees with the view of the Belgian taxing authority, is reviewing the notifications and intends to continue to vigorously defend itself and contest the proposed changes. Although there can be no assurances, the Company believes the ultimate outcome of these actions will not have a material adverse effect on its financial condition but could have a material adverse effect on its results of operations, liquidity or cash flows in a given quarter or year.

16.    Debt

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

As of June 29, 2013, the amount utilized under the Senior Credit Facility excluding the term loan was $582,239 resulting in a total of $317,761 available under the Senior Credit Facility. The amount utilized included $485,143 of borrowings, $46,823 of standby letters of credit guaranteeing the Company’s industrial revenue bonds and $50,273 of standby letters of credit related to various insurance contracts and foreign vendor commitments.

Senior Notes

On January 31, 2013, the Company issued $600,000 aggregate principal amount of 3.85% Senior Notes due February 1, 2023. The Company paid financing costs of $6,000 in connection with the 3.85% Senior Notes. These costs were deferred and are being amortized over the term of the 3.85% Senior Notes.

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

Accounts Receivable Securitization

On December 19, 2012, the Company entered into a three-year on-balance sheet trade accounts receivable securitization agreement (the "Securitization Facility"). The Securitization Facility allows the Company to borrow up to $300,000 based on available accounts receivable and is secured by the Company's U.S. trade accounts receivable. Borrowings under the Securitization Facility bear interest at commercial paper interest rates, in the case of lenders that are commercial paper conduits, or LIBOR, in the case of lenders that are not commercial paper conduits, in each case, plus an applicable margin of 0.75% per annum. The Company also pays a commitment fee at a per annum rate of 0.30% on the unused amount of each lender's commitment. At June 29, 2013, the amount utilized under the Securitization Facility was $300,000.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

17.    Fair Value

ASC 825-10, formerly the FASB Staff Position FAS 107-1 and Accounting Principles Board Opinion 28-1, “Interim Disclosures About Fair Value of Financial Instruments”, requires disclosures about fair value of financial instruments in interim reporting periods of publicly-traded companies.

The fair values and carrying values of our debt instruments are detailed as follows:

	June 29, 2013		December 31, 2012
	Fair Value	Carrying Value	Fair Value	Carrying Value
3.85% senior notes, payable January 31, 2023; interest payable semiannually	$573,000	600,000	—	—
6.125% notes, payable January 15, 2016; interest payable semiannually	990,900	900,000	1,011,600	900,000
Five-year senior secured credit facility, due July 8, 2016	625,768	625,768	153,875	153,875
Securitization facility	300,000	300,000	280,000	280,000
Industrial revenue bonds, capital leases and other	107,987	107,987	49,067	49,067
Total long-term debt	2,597,655	2,533,755	1,494,542	1,382,942
Less current portion	83,171	83,171	55,213	55,213
Long-term debt, less current portion	$2,514,484	2,450,584	1,439,329	1,327,729

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

Overview

The Company is the world's largest flooring manufacturer. The Company is the largest manufacturer of ceramic tile and the second largest carpet and rug manufacturer, as well as a leading producer of laminate flooring in Europe and the U.S. The Company continues to expand its international presence in Australia, Brazil, China, France, India, Malaysia, Mexico and Russia through acquisitions and internal expansion. The Company had annual net sales in 2012 of $5.8 billion.

    In connection with the Marazzi acquisition, the Company revised the names of its segments and, beginning in the second quarter of 2013, now refers to the Mohawk segment as the Carpet segment, the Dal-Tile segment as the Ceramic segment and the Unilin segment as the Laminate and Wood segment. Only the names of the segments are affected by the change and therefore no prior period financial information changed.

The Company has three reporting segments: the Carpet segment, the Ceramic segment and the Laminate and Wood segment. The Carpet segment designs, manufactures, sources, distributes and markets its floor covering product lines, which principally include carpets, modular carpet tiles, rugs, mats and carpet pads, primarily in North America through its network of regional distribution centers and satellite warehouses using Company-operated trucks, common carriers or rail transportation. This segment’s product lines are sold through various selling channels, which include independent floor covering retailers, home centers, mass merchandisers, department stores, commercial dealers and commercial end users. The Ceramic segment designs, manufactures, sources, distributes and markets a broad line of ceramic tile, porcelain tile, natural stone and other products, primarily in North America, Europe, and Russia. This segment’s product lines are sold to various selling channels including independent distributors, home center retailers, tile and flooring retailers and contractors. The Laminate and Wood segment designs, manufactures, sources, licenses, distributes and markets laminate and hardwood flooring, roofing systems, insulation panels and other wood products, primarily in Europe and North America. This segment's product lines are sold through various selling channels including retailers, independent distributors and home centers.

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

For the three months ended June 29, 2013, net earnings attributable to the Company were $84.6 million, or diluted earnings per share (“EPS”) of $1.16, compared to the net earnings attributable to the Company of $73.2 million, or diluted EPS of $1.06, for the three months ended June 30, 2012. The increase in EPS was primarily attributable to the Marazzi, Pergo and Spano acquisitions, higher legacy sales volume, increased operations productivity, the favorable net impact of price and product mix and lower amortization expense, partially offset by higher restructuring, acquisition and integration-related costs, inventory step-up related to the Marazzi acquisition, higher input costs and higher interest expense.

For the six months ended June 29, 2013, net earnings attributable to the Company were $135.1 million, or diluted earnings per share (“EPS”) of $1.89, compared to the net earnings attributable to the Company of $113.6 million, or diluted EPS of $1.64, for the six months ended June 30, 2012. The increase in EPS was primarily attributable to the Marazzi, Pergo and Spano acquisitions, increased operations productivity, the favorable net impact of price and product mix, lower amortization expense and higher legacy sales volume, partially offset by higher restructuring, acquisition and integration-related costs, inventory step-up related to the Marazzi acquisition and higher input costs.
Recent Acquisitions
On January 10, 2013, the Company completed its purchase of Pergo, a leading manufacturer of laminate flooring in the U.S. and the Nordic countries. The total value of the acquisition was approximately $150 million. Pergo complements the Company's specialty distribution network in the U.S., leverages its geographic position in Europe, expands its geographic reach to the Nordic countries and India and enhances its patent portfolio. The acquisition's results and a preliminary purchase price allocation are included in the condensed consolidated financial statements as of March 30, 2013.
On April 3, 2013, the Company completed the acquisition of Marazzi, a global manufacturer, distributor and marketer of ceramic tile. The total value of the acquisition was approximately $1.5 billion. The Marazzi acquisition makes the Company a global leader in ceramic tile. The addition of Marazzi will allow the Company to expand its U.S. distribution, source ceramic tile from a worldwide base, and provide industry leading innovation and design to all of its global ceramic customers. The acquisition will provide opportunities to improve performance by leveraging best practices, operational expertise, product innovation and manufacturing assets across the enterprise. The acquisition's results and a preliminary purchase price allocation are included in the condensed consolidated financial statements as of June 29, 2013.
On May 3, 2013, the Company completed the acquisition of Spano, a Belgian panel board manufacturer. The total value of the acquisition was approximately $160 million. Spano extends the Laminate and Wood segment's customer base into new channels of distribution and adds technical expertise and product knowledge which we can leverage. The synergies between the Laminate and Wood segment and Spano create opportunities to optimize manufacturing assets and processes, raw materials and operational efficiencies. The acquisition's results and a preliminary purchase price allocation are included in the condensed consolidated financial statements as of June 29, 2013.

Results of Operations

Quarter Ended June 29, 2013, as Compared with Quarter Ended June 30, 2012

Net sales

Net sales for the three months ended June 29, 2013 were $1,976.3 million, reflecting an increase of $506.5 million, or 34.5%, from the $1,469.8 million reported for the three months ended June 30, 2012. The increase was primarily driven by higher volume of approximately $477 million mainly attributable to the Marazzi, Pergo and Spano acquisitions, the favorable net impact of price and product mix of approximately $22 million and the impact of favorable foreign exchange rates of approximately $7 million.

Carpet segment—Net sales increased $36.4 million, or 5.0%, to $770.9 million for the three months ended June 29, 2013, compared to $734.5 million for the three months ended June 30, 2012. The increase was primarily driven by the favorable net impact of price and product mix of approximately $21 million and higher volume of approximately $15 million. The higher volume was primarily attributable to improvements in the residential specialty and home center channels, as well as the commercial hospitality, corporate and healthcare channels.

Ceramic segment—Net sales increased $355.9 million, or 88.0%, to $760.2 million for the three months ended June 29, 2013, compared to $404.3 million for the three months ended June 30, 2012. The increase was primarily driven by higher volume of approximately $351 million, the favorable net impact of price and product mix of approximately $3 million and the impact of favorable foreign exchange rates of approximately $2 million. Of the $351 million in volume increases, $310 million was attributable to the Marazzi acquisition. The remaining volume increases were led by strong residential channel growth along with continued improvement in the commercial channel and expansion of the Mexican market.

Laminate and Wood segment—Net sales increased $116.6 million, or 32.9%, to $471.0 million for the three months ended June 29, 2013, compared to $354.4 million for the three months ended June 30, 2012. The increase was primarily driven by higher volume of approximately $113 million and the impact of favorable foreign exchange rates of approximately $5 million, partially offset by the unfavorable net impact of price and product mix of approximately $2 million. Of the $113 million increase in volume, approximately $105 million was attributable to the Pergo and Spano acquisitions.

Gross profit

Gross profit for the three months ended June 29, 2013 was $514.1 million (26.0% of net sales), an increase of $125.6 million or 32.3%, compared to gross profit of $388.5 million (26.4% of net sales) for the three months ended June 30, 2012. The increase in gross profit dollars was primarily attributable to higher sales volume of approximately $152 million that is mainly attributable to the acquisitions, operations productivity of approximately $22 million and the favorable net impact of price and product mix of approximately $14 million, partially offset by higher input costs of approximately $30 million, inventory step-up related to the Marazzi acquisition of approximately $19 million and higher restructuring, acquisition and integration-related costs of approximately $8 million,

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended June 29, 2013 were $380.9 million (19.3% of net sales), compared to $280.7 million (19.1% of net sales) for the three months ended June 30, 2012. As a percentage of net sales, selling, general and administrative expenses remained relatively flat. The increase in selling, general and administrative expenses in dollars was primarily driven by acquisition volume, partially offset by lower amortization costs.

Operating income

Operating income for the three months ended June 29, 2013 was $133.2 million (6.7% of net sales) reflecting an increase of $25.5 million, or 23.7%, compared to operating income of $107.7 million (7.3% of net sales) for the three months ended June 30, 2012. The increase in operating income was primarily driven by sales volume of approximately $74 million that is primarily attributable to the acquisitions, increases in operations productivity of approximately $22 million, the favorable net impact of price and product mix of approximately $14 million, lower amortization expense of approximately $10 million, partially offset by higher input costs of approximately $30 million, higher restructuring, acquisition and integration-related costs of approximately $33 million and inventory step-up related to the Marazzi acquisition of approximately $19 million.

Carpet segment—Operating income was $54.9 million (7.1% of segment net sales) for the three months ended June 29, 2013 reflecting an increase of $17.7 million compared to operating income of $37.1 million (5.1% of segment net sales) for the three months ended June 30, 2012. The increase in operating income was primarily attributable to the favorable net impact of price and product mix of approximately $16 million, operations productivity of approximately $11 million, lower restructuring costs of approximately $7 million and higher sales volume of approximately $6 million, partially offset by higher input costs of approximately $21 million.

Ceramic segment—Operating income including restructuring, acquisition and integration-related costs was $46.3 million (6.1% of segment net sales) for the three months ended June 29, 2013 reflecting an increase of $9.9 million compared to operating income of $36.4 million (9.0% of segment net sales) for the three months ended June 30, 2012. The increase in operating income was primarily driven by volume increases of approximately $61 million that are mainly attributable to the Marazzi acquisition and operations productivity of approximately $4 million, partially offset by higher restructuring and integration-related costs of approximately $23 million, inventory step-up related to the Marazzi acquisition of approximately $19 million and increases in input costs of approximately $4 million.

Laminate and Wood segment—Operating income including restructuring and integration-related costs was $41.4 million (8.8% of segment net sales) for the three months ended June 29, 2013 reflecting an increase of $0.8 million compared to operating income of $40.6 million (11.4% of segment net sales) for the three months ended June 30, 2012. The increase in operating income was primarily driven by lower amortization expense of approximately $10 million, higher sales volume of approximately $8 million mainly attributable to the Pergo and Spano acquisitions and increases in operations productivity of approximately $7 million, partially offset by higher restructuring and integration-related costs of approximately $17 million, higher input costs of approximately $5 million and the unfavorable net impact of price and product mix of approximately $4 million.

Interest expense

Interest expense was $25.3 million for the three months ended June 29, 2013, reflecting an increase of $6.5 million compared to interest expense of $18.8 million for the three months ended June 30, 2012. The increase was primarily due to interest associated with the 3.85% Senior Notes issued in contemplation of the Marazzi acquisition.

Other expense (income)

Other income was $1.1 million for the three months ended June 29, 2013, reflecting a favorable change of $1.5 million compared to other expense of $0.4 million for the three months ended June 30, 2012.

Income tax expense

For the three months ended June 29, 2013, the Company recorded income tax expense of $23.2 million on earnings from continuing operations before income taxes of $109.0 million for an effective tax rate of 21.3%, as compared to an income tax expense of $15.2 million on earnings from continuing operations before income taxes of $88.4 million, for an effective tax rate of 17.2% for the three months ended June 30, 2012. The difference in the effective tax rate for the comparative period is due to the Pergo, Marazzi and Spano acquisitions and the geographical dispersion of earnings and losses for the period.

Six Months Ended June 29, 2013, as Compared with Six Months Ended June 30, 2012

Net sales

Net sales for the six months ended June 29, 2013 were $3,463.1 million, reflecting an increase of $584.3 million, or 20.3%, from the $2,878.8 million reported for the six months ended June 30, 2012. The increase was primarily driven by higher volume of approximately $527 million mainly attributable to the Marazzi, Pergo and Spano acquisitions, the favorable net impact of price and product mix of approximately $48 million and the impact of favorable foreign exchange rates of approximately $9 million.

Carpet segment—Net sales increased $31.8 million, or 2.2%, to $1,466.2 million for the six months ended June 29, 2013, compared to $1,434.4 million for the six months ended June 30, 2012. The increase was primarily driven by the favorable net impact of price and product mix of approximately $44 million, partially offset by lower volume of approximately $12 million. The lower volume was primarily attributable to the timing of carpet product transitions in the home center channel and lower demand for rug products in the mass merchandise channel.

Ceramic segment—Net sales increased $374.8 million, or 47.0%, to $1,172.0 million for the six months ended June 29, 2013, compared to $797.2 million for the six months ended June 30, 2012. The increase was primarily driven by higher volume of approximately $364 million, the favorable net impact of price and product mix of approximately $9 million and the impact of favorable foreign exchange rates of approximately $2 million. Of the $364 million in volume increases, $310 million was attributable to the Marazzi acquisition. The remaining volume increases were led by strong residential channel growth along with continued improvement in the commercial channel and expansion of the Mexican market.

Laminate and Wood segment—Net sales increased $183.7 million, or 26.5%, to $875.5 million for the six months ended June 29, 2013, compared to $691.8 million for the six months ended June 30, 2012. The increase was primarily driven by higher volume of approximately $181 million and the impact of favorable foreign exchange rates of approximately $7 million, partially offset by the unfavorable net impact of price and product mix of approximately $5 million. Of the $181 million increase in volume, approximately $175 million was attributable to the Pergo and Spano acquisitions.

Gross profit

Gross profit for the six months ended June 29, 2013 was $891.1 million (25.7% of net sales), an increase of $143.2 million or 19.2%, compared to gross profit of $747.9 million (26.0% of net sales) for the six months ended June 30, 2012. The increase in gross profit dollars was primarily attributable to higher sales volume of approximately $160 million that is primarily attributable to the acquisitions, operations productivity of approximately $31 million and the favorable net impact of price and product mix of approximately $19 million, partially offset by higher input costs of approximately $33 million and inventory step-up related to the Marazzi acquisition of approximately $19 million and higher restructuring, acquisition and integration-related costs of approximately $11 million,

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended June 29, 2013 were $671.1 million (19.4% of net sales), compared to $568.2 million (19.7% of net sales) for the six months ended June 30, 2012. As a percentage of net sales, selling, general and administrative expenses decreased 30 basis points. The increase in selling, general and administrative expenses in dollars was primarily driven by acquisition volume, partially offset by lower amortization costs.

Operating income

Operating income for the six months ended June 29, 2013 was $220.0 million (6.4% of net sales) reflecting an increase of $40.3 million, or 22.5%, compared to operating income of $179.7 million (6.2% of net sales) for the six months ended June 30, 2012. The increase in operating income was primarily driven by sales volume of approximately $73 million that is primarily attributable to the acquisitions, increases in operations productivity of approximately $31 million, lower amortization expense of approximately $21 million and the favorable net impact of price and product mix of approximately $19 million, partially offset by higher restructuring, acquisition and integration-related costs of approximately $43 million, inventory step-up related to the Marazzi acquisition of approximately $19 million and higher input costs of approximately $33 million.

Carpet segment—Operating income was $80.1 million (5.5% of segment net sales) for the six months ended June 29, 2013 reflecting an increase of $17.7 million compared to operating income of $62.4 million (4.4% of segment net sales) for the six months ended June 30, 2012. The increase in operating income was primarily attributable to the favorable net impact of price and product mix of approximately $21 million and operations productivity of approximately $15 million, partially offset by higher input costs of approximately $19 million.

Ceramic segment—Operating income including restructuring, acquisition and integration-related costs was $76.3 million (6.5% of segment net sales) for the six months ended June 29, 2013 reflecting an increase of $13.8 million compared to operating income of $62.5 million (7.8% of segment net sales) for the six months ended June 30, 2012. The increase in operating income was primarily driven by volume increases of approximately $64 million that are mainly attributable to the Marazzi acquisition and operations productivity of approximately $7 million, partially offset by inventory step-up related to the Marazzi acquisition of approximately $19 million, higher restructuring and integration-related costs of approximately $24 million and higher input costs of approximately $9 million.

Laminate and Wood segment—Operating income including restructuring and integration-related costs was $80.1 million (9.1% of segment net sales) for the six months ended June 29, 2013 reflecting an increase of $12.3 million compared to operating income of $67.7 million (9.8% of segment net sales) for the six months ended June 30, 2012. The increase in operating income was primarily driven by lower amortization expense of approximately $21 million, higher sales volume of approximately $12 million mainly attributable to the Pergo and Spano acquisitions and increases in operations productivity of approximately $9 million, partially offset by higher restructuring and integration-related costs of approximately $20 million, the unfavorable net impact of price and product mix of approximately $7 million and higher input costs of approximately $5 million.

Interest expense

Interest expense was $44.5 million for the six months ended June 29, 2013, reflecting an increase of $3.1 million compared to interest expense of $41.3 million for the six months ended June 30, 2012. The increase was primarily due to interest associated with the 3.85% Senior Notes issued in contemplation of the Marazzi acquisition, partially offset by lower interest rates on the Company's outstanding debt attributable to the shift from the higher interest rate senior 7.20% notes to the Senior Credit Facility.

Other expense (income)

Other expense was $5.3 million for the six months ended June 29, 2013, reflecting an increase of $6.7 million compared to other income of $1.4 million for the six months ended June 30, 2012. The change was primarily attributable to the net change in foreign currency gains/losses of approximately $9.7 million.

Income tax expense

For the six months ended June 29, 2013, the Company recorded income tax expense of $34.0 million on earnings from continuing operations before income taxes of $170.3 million for an effective tax rate of 20.0%, as compared to an income tax expense of $25.5 million on earnings from continuing operations before income taxes of $139.7 million, resulting in an effective tax rate of 18.3% for the six months ended June 30, 2012. The difference in the effective tax rate for the comparative period is due to the Pergo, Marazzi and Spano acquisitions and the geographical dispersion of earnings and losses for the period.

Liquidity and Capital Resources

The Company’s primary capital requirements are for working capital, capital expenditures and acquisitions. The Company’s capital needs are met primarily through a combination of internally generated funds, bank credit lines, term and senior notes and credit terms from suppliers.

Net cash provided by operating activities in the first six months of 2013 was $113.9 million, compared to net cash provided by operating activities of $95.6 million in the first six months of 2012. The increase was primarily attributable to higher earnings.

Net cash used in investing activities in the first six months of 2013 was $595.6 million compared to net cash used in investing activities of $94.7 million in the first six months of 2012. The increase was primarily attributable to acquisitions of $449.5 million and capital expenditures of $146.1 million. Capital spending during the remainder of 2013, including capital expenditure requirements related to our recent acquisitions, is expected to range from approximately $235 million to $245 million and is intended to be used primarily to purchase equipment, add geographic capacity and to streamline manufacturing capabilities.

Net cash provided by financing activities in the first six months of 2013 was $207.6 million compared to net cash provided by financing activities of $13.2 million in the first six months of 2012. The increase was primarily attributable to the proceeds from the 3.85% Senior Notes and proceeds from the senior credit facility used to fund the Marazzi acquisition which closed on April 3, 2013.

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

As of June 29, 2013, the amount utilized under the Senior Credit Facility excluding the term loan was $582.2 million, resulting in a total of $317.8 million available under the Senior Credit Facility. The amount utilized included $485.1 million of borrowings, $46.8 million of standby letters of credit guaranteeing the Company’s industrial revenue bonds and $50.3 million of standby letters of credit related to various insurance contracts and foreign vendor commitments.

On December 19, 2012, the Company entered into a three-year on-balance sheet trade accounts receivable securitization agreement (the "Securitization Facility"). The Securitization Facility allows the Company to borrow up to $300.0 million based on available accounts receivable and is secured by the Company's U.S. trade accounts receivable. Borrowings under the Securitization Facility bear interest at commercial paper interest rates, in the case of lenders that are commercial paper conduits, or LIBOR, in the case of lenders that are not commercial paper conduits, in each case, plus an applicable margin of 0.75% per annum. The Company also pays a commitment fee at a per annum rate of 0.30% on the unused amount of each lender's commitment. At June 29, 2013, the amount utilized under the Securitization Facility was $300.0 million.

In connection with the acquisition of Marazzi, the Company is party to an off-balance sheet accounts receivable securitization facility ("Marazzi Securitization Facility") in which it services receivables sold to a third party. As of June 29, 2013, the amounts utilized under the Marazzi Securitization Facility was €73.9 million. The Company is in the process of terminating this facility.

On January 31, 2013, the Company issued $600.0 million aggregate principal amount of 3.85% Senior Notes due February 1, 2023. The Company paid financing costs of $6.0 million in connection with the 3.85% Senior Notes. These costs were deferred and are being amortized over the term of the 3.85% Senior Notes.

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

As of June 29, 2013, the Company had cash of $168.7 million, of which $121.7 million was held outside the United States. While the Company’s plans are to permanently reinvest the cash held outside the United States, the estimated cost of repatriation for the cash as of June 29, 2013 would have been approximately $42.6 million. The Company believes that its cash and cash equivalents on hand, cash generated from operations and availability under its Senior Credit Facility will be sufficient to meet its capital expenditure, working capital and debt servicing requirements over the next twelve months.

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

Seasonality

The Company is a calendar year-end company. With respect to its Carpet and Ceramic Segments, its results of operations for the first quarter tend to be the weakest followed by the fourth quarter. The second and third quarters typically produce higher net sales and operating income in these segments. These results are primarily due to consumer residential spending patterns which have historically decreased during the holiday season and the first two months following. The Laminate and Wood Segment’s second and fourth quarters typically produce higher net sales and earnings followed by a moderate first quarter and a weaker third quarter. The third quarter is traditionally the weakest due to the European holiday in late summer.

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

As of June 29, 2013, approximately 59% of the Company's debt portfolio was comprised of fixed-rate debt and 41% was floating-rate debt. A 1.0 percentage point change in the interest rate of the floating-rate debt would not have a material impact on the Company's results of operations. There have been no other significant changes to the Company’s exposure to market risk as disclosed in the Company’s 2012 Annual Report filed on Form 10-K.

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

There were no changes in the Company's internal control over financial reporting that occurred during the period covered by this report that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting other than the integration of the Marazzi acquisition.  The Company completed the Marazzi acquisition on April 3, 2013. As a result of this transaction, the Company's internal control over financial reporting now includes controls, procedures and supporting systems with respect to transactions and account balances of the Marazzi business, which are reflected in the Company's consolidated financial statements.

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

The Company issued 2,874,332 shares of common stock as a portion of the consideration for the Marazzi acquisition pursuant to the exemption of Section 4(2) of the Securities Act of 1933, as amended.

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

MOHAWK INDUSTRIES, INC.
(Registrant)

Dated:	August 7, 2013	By:	/s/ Jeffrey S. Lorberbaum
JEFFREY S. LORBERBAUM
Chairman and Chief Executive Officer
(principal executive officer)

Dated:	August 7, 2013	By:	/s/ Frank H. Boykin
FRANK H. BOYKIN
Chief Financial Officer
(principal financial officer)