Form 10-Q
period 2013-09-28
MOHAWK INDUSTRIES INC
filed 2013-11-04
CIK 851968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________
[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s classes of common stock as of October 28, 2013, the latest practicable date, is as follows: 72,624,843 shares of Common Stock, $.01 par value.

MOHAWK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

 MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
(In thousands)
(Unaudited)

	September 28, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$63,580	477,672
Receivables, net	1,154,368	679,473
Inventories	1,612,696	1,133,736
Prepaid expenses	179,562	138,117
Deferred income taxes	136,052	111,585
Other current assets	42,205	9,463
Total current assets	3,188,463	2,550,046
Property, plant and equipment	4,927,020	3,758,324
Less: accumulated depreciation	2,243,036	2,065,472
Property, plant and equipment, net	2,683,984	1,692,852
Goodwill	1,713,883	1,385,771
Tradenames	694,592	455,503
Other intangible assets subject to amortization, net	116,524	98,296
Deferred income taxes and other non-current assets	166,711	121,216
	$8,564,157	6,303,684
See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS’ EQUITY
(In thousands, except per share data)
(Unaudited)

	September 28, 2013	December 31, 2012
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$89,031	55,213
Accounts payable and accrued expenses	1,296,192	773,436
Total current liabilities	1,385,223	828,649
Deferred income taxes	452,588	329,810
Long-term debt, less current portion	2,257,391	1,327,729
Other long-term liabilities	135,322	97,879
Total liabilities	4,230,524	2,584,067
Commitments and contingencies (Notes 9 and 15)
Stockholders’ equity:
Preferred stock, $.01 par value; 60 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 150,000 shares authorized; 80,779 and 80,185 shares issued in 2013 and 2012, respectively	808	802
Additional paid-in capital	1,557,432	1,277,521
Retained earnings	2,859,158	2,605,023
Accumulated other comprehensive income, net	146,225	159,733
	4,563,623	4,043,079
Less treasury stock at cost; 8,155 and 11,032 shares in 2013 and 2012, respectively	239,138	323,462
Total Mohawk Industries, Inc. stockholders' equity	4,324,485	3,719,617
Noncontrolling interest	9,148	—
Total stockholders' equity	4,333,633	3,719,617
	$8,564,157	6,303,684
See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	September 28, 2013	September 29, 2012
Net sales	$1,961,536	1,473,493
Cost of sales	1,444,646	1,100,656
Gross profit	516,890	372,837
Selling, general and administrative expenses	340,987	268,883
Operating income	175,903	103,954
Interest expense	25,630	17,969
Other expense	1,168	322
Earnings from continuing operations before income taxes	149,105	85,663
Income tax expense	28,993	15,359
Earnings from continuing operations	120,112	70,304
Loss from discontinued operations, net of income tax benefit of $297	(553)	—
Net earnings including noncontrolling interest	119,559	70,304
Net income attributable to noncontrolling interest	491	—
Net earnings attributable to Mohawk Industries, Inc.	$119,068	70,304

Basic earnings per share attributable to Mohawk Industries, Inc.
Income from continuing operations	$1.65	1.02
Loss from discontinued operations	(0.01)	—
Basic earnings per share attributable to Mohawk Industries, Inc.	$1.64	1.02
Weighted-average common shares outstanding—basic	72,575	69,010

Diluted earnings per share attributable to Mohawk Industries, Inc.
Income from continuing operations	$1.64	1.01
Loss from discontinued operations	(0.01)	—
Diluted earnings per share attributable to Mohawk Industries, Inc.	$1.63	1.01
Weighted-average common shares outstanding—diluted	73,087	69,337
See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Nine Months Ended
	September 28, 2013	September 29, 2012
Net sales	$5,424,650	4,352,321
Cost of sales	4,016,638	3,231,594
Gross profit	1,408,012	1,120,727
Selling, general and administrative expenses	1,012,069	837,079
Operating income	395,943	283,648
Interest expense	70,098	59,311
Other expense (income)	6,458	(1,063)
Earnings from continuing operations before income taxes	319,387	225,400
Income tax expense	62,965	40,896
Earnings from continuing operations	256,422	184,504
Loss from discontinued operations, net of income tax benefit of $782	(1,914)	—
Net earnings including noncontrolling interest	254,508	184,504
Net income attributable to noncontrolling interest	373	635
Net earnings attributable to Mohawk Industries, Inc.	$254,135	183,869

Basic earnings per share attributable to Mohawk Industries, Inc.
Income from continuing operations	$3.59	2.67
Loss from discontinued operations	(0.03)	—
Basic earnings per share attributable to Mohawk Industries, Inc.	$3.56	2.67
Weighted-average common shares outstanding—basic	71,467	68,952

Diluted earnings per share attributable to Mohawk Industries, Inc.
Income from continuing operations	$3.56	2.66
Loss from discontinued operations	(0.03)	—
Diluted earnings per share attributable to Mohawk Industries, Inc.	$3.53	2.66
Weighted-average common shares outstanding—diluted	71,975	69,247

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net earnings including noncontrolling interest	$119,559	70,304	254,508	184,504
Other comprehensive income (loss):
Foreign currency translation adjustments	96,445	42,382	(13,689)	(22,773)
Pension prior service cost and actuarial gain (loss)	(26)	8	181	(12)
Other comprehensive income (loss)	96,419	42,390	(13,508)	(22,785)
Comprehensive income	215,978	112,694	241,000	161,719
Comprehensive income attributable to the noncontrolling interest	491	—	373	635
Comprehensive income attributable to Mohawk Industries, Inc.	$215,487	112,694	240,627	161,084
See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 28, 2013	September 29, 2012
Cash flows from operating activities:
Net earnings	$254,508	184,504
Adjustments to reconcile net earnings to net cash provided by operating activities:
Restructuring	42,062	12,455
Depreciation and amortization	222,542	216,415
Deferred income taxes	(39,799)	7,335
Loss on disposal of property, plant and equipment	1,714	1,773
Stock-based compensation expense	13,834	11,210
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	(166,592)	(97,280)
Tax deposits	—	(31,820)
Inventories	(45,924)	(24,723)
Accounts payable and accrued expenses	46,856	39,632
Other assets and prepaid expenses	15,153	(12,463)
Other liabilities	(17,381)	(8,491)
Net cash provided by operating activities	326,973	298,547
Cash flows from investing activities:
Additions to property, plant and equipment	(255,523)	(134,998)
Acquisitions, net of cash acquired	(449,466)	—
Investment in joint venture	—	(7,007)
Net cash used in investing activities	(704,989)	(142,005)
Cash flows from financing activities:
Payments on Senior Credit Facilities	(2,113,593)	(1,059,650)
Proceeds from Senior Credit Facilities	2,407,701	1,334,500
Repayment of senior notes	—	(336,270)
Proceeds from 3.85% Senior Notes	600,000	—
Repayment of acquired debt and other financings	(940,290)	—
Net change in asset securitization borrowings	20,000	—
Payments on other debt	(1,678)	(216)
Debt issuance costs	(7,652)	(1,018)
Purchase of non-controlling interest	—	(35,000)
Distribution to non-controlling interest	—	(423)
Change in outstanding checks in excess of cash	(7,004)	1,029
Proceeds from stock transactions	38,633	9,356
Net cash used in financing activities	(3,883)	(87,692)
Effect of exchange rate changes on cash and cash equivalents	(32,193)	47
Net change in cash and cash equivalents	(414,092)	68,897
Cash and cash equivalents, beginning of period	477,672	311,945
Cash and cash equivalents, end of period	$63,580	380,842

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

2.    Acquisitions

Marazzi Acquisition
On December 20, 2012, the Company entered into a share purchase agreement (the “Share Purchase Agreement”) with LuxELIT S.á r.l., a Luxembourg limited liability company, and Finceramica S.p.A., an Italian corporation (collectively, “Sellers”), to acquire the shares of Fintiles S.p.A., an Italian corporation ("Marazzi"). On April 3, 2013, pursuant to the terms of the Share Purchase Agreement, the Company completed the acquisition of Marazzi for a purchase price of $1,522,731, including assumed indebtedness. The Marazzi results are reflected in the Ceramic segment.
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
The Company funded the cash portion of the Marazzi acquisition through a combination of proceeds from the 3.85% Senior Notes (as discussed in Note 16), cash on hand and borrowings under the 2011 Senior Credit Facility. The Company incurred $14,214 of direct transaction costs, which are recorded in selling, general and administrative expenses for the nine months ended September 28, 2013.
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

The Company is continuing to obtain information to complete its valuation of intangible assets, as well as to determine the value of the acquired assets and liabilities including tax assets, liabilities and other attributes. The components of the preliminary purchase price allocation for Marazzi are as follows (in thousands):

Enterprise value	$1,522,731
Assumed indebtedness	(901,773)
Consideration transferred	$620,958

Working capital	$384,888
Property, plant and equipment, net	778,776
Tradenames	215,357
Customer relationships	21,792
Equity method investments	1,058
Goodwill	261,124
Other long-term assets	16,099
Long-term debt, including current portion	(901,773)
Other long-term liabilities	(71,021)
Deferred tax liability	(79,132)
Noncontrolling interest	(6,210)
Consideration transferred	$620,958

Intangible assets subject to amortization of $21,792 related to customer relationships have an estimated average life of 10 years. In addition to the amortizable intangible assets, there is an additional $215,357 in indefinite-lived trademark intangible assets. The goodwill of $261,124 was allocated to the Ceramic segment. The factors contributing to the recognition of the amount of goodwill are based on several strategic and synergistic benefits that are expected to be realized from the Marazzi acquisition. These benefits include opportunities to improve the Company's ceramic performance by leveraging best practices, operational expertise, product innovation and manufacturing assets across the segment. The goodwill is not expected to be deductible for tax purposes. Marazzi contributed net sales from continuing operations of $298,960 and $608,827, respectively, to the three and nine months ended September 28, 2013. Marazzi contributed net income from continuing operations of $10,067 and $3,378, respectively, to the three and nine months ended September 28, 2013. The fair value of inventories acquired included a step-up in the value of inventories of approximately $12,297 and $31,041, which was charged to cost of sales in the three and nine months ended September 28, 2013, respectively.

In connection with the acquisition of Marazzi, the Company became a party to an off-balance sheet accounts receivable securitization facility ("Marazzi Securitization Facility") pursuant to which the Company services receivables sold to a third party. As of September 28, 2013, the amount utilized under the Marazzi Securitization Facility was €51,814. The Company is in the process of terminating this facility.

The following unaudited pro forma consolidated results of operations have been prepared as if the Marazzi acquisition occurred as of January 1, 2012 (amounts in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Net Sales:
As reported	$1,961,536	1,473,493	5,424,650	4,352,321
Pro forma	$1,961,536	1,756,254	5,687,131	5,178,274

Net earnings from continuing operations attributable to Mohawk Industries, Inc.:
As reported	$119,621	70,304	256,049	183,869
Pro forma	$129,533	82,098	288,683	195,853

Basic earnings per share from continuing operations attributable to Mohawk Industries, Inc.:
As reported	$1.65	1.02	3.59	2.67
Pro forma	$1.78	1.14	3.99	2.73

Diluted earnings per share from continuing operations attributable to Mohawk Industries, Inc.:
As reported	$1.64	1.01	3.56	2.66
Pro forma	$1.77	1.14	3.96	2.72

The pro forma earnings and per share results for the three and nine months ended September 29, 2012 included amounts charged to cost of sales for the step-up to fair value in inventories of approximately $0 and $22,242, respectively, net of tax. The pro forma results of operations have been prepared for comparative purposes only, and they do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the date indicated or that may result in the future.

Other Acquisitions

On January 10, 2013, the Company completed its purchase of Pergo, a leading manufacturer of laminate flooring in the U.S. and the Nordic countries. The total value of the acquisition was approximately $150,000. Pergo complements the Company's specialty distribution network in the U.S., leverages its geographic position in Europe, expands its geographic reach to the Nordic countries and India and enhances its patent portfolio. The acquisition's results and a preliminary purchase price allocation have been included in the condensed consolidated financial statements since the date of the acquisition. The Company's acquisition of Pergo resulted in a preliminary goodwill allocation of $24,501, indefinite-lived trademark intangible assets of $16,834 and intangible assets subject to amortization of $15,188. The factors contributing to the recognition of the amount of goodwill include the opportunity to optimize the assets of Pergo with the Company's existing Laminate and Wood assets while strengthening the design and product performance of the Pergo and Unilin brands. The Pergo results are reflected in the Laminate and Wood segment.
On May 3, 2013, the Company completed the acquisition of Spano, a Belgian panel board manufacturer. The total value of the acquisition was approximately $160,000. Spano extends the Laminate and Wood segment's customer base into new channels of distribution and adds technical expertise and product knowledge that the Company can leverage. The acquisition's results and a preliminary purchase price allocation have been included in the condensed consolidated financial statements since the date of the acquisition. The Company's acquisition of Spano resulted in a preliminary goodwill allocation of $35,857. The factors contributing to the recognition of the amount of goodwill include the extension of the Company's customer base into new channels of distribution and the opportunity for synergies in manufacturing assets and processes, raw materials and operational efficiencies. The Spano results are reflected in the Laminate and Wood segment.

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

Restructuring, acquisition transaction and integration-related costs consisted of the following during the three and nine months ended September 28, 2013 and September 29, 2012:

	Three Months Ended				Nine Months Ended
	September 28, 2013		September 29, 2012		September 28, 2013		September 29, 2012
Cost of sales
Restructuring costs	$9,786	(a)	2,984	(b)	24,116	(a)	9,620	(b)
Acquisition integration-related costs	4,913		—		8,328		—
Restructuring and integration-related costs	$14,699		2,984		32,444		9,620

Selling, general and administrative expenses
Restructuring costs	$3,887	(a)	1,245	(b)	17,946	(a)	2,835	(b)
Acquisition transaction-related costs	402		—		14,214		—
Acquisition integration-related costs	5,423		—		10,984		—
Restructuring, acquisition and integration-related costs	$9,712		1,245		43,144		2,835

(a) The restructuring costs for 2013 primarily relate to the Company’s actions taken to lower its cost structure and improve efficiencies of manufacturing operations and administrative functions, as well as actions related to the Company's acquisition of Pergo, Marazzi and Spano.
(b) The restructuring costs for 2012 primarily relate to the Company's actions taken to to lower its cost structure and improve efficiencies of manufacturing and distribution operations as the Company adjusted to changing economic conditions.

In addition, $20 of restructuring costs was recorded in other expense for the three and nine months ended September 28, 2013.

The restructuring activity for the nine months ended September 28, 2013 is as follows:

	Lease impairments	Asset write-downs	Severance	Other restructuring costs	Total
Balance as of December 31, 2012	$7,457	—	2,898	—	10,355
Provision - Carpet segment	1,320	37	6,141	326	7,824
Provision - Ceramic segment	—	—	8,550	426	8,976
Provision - Laminate and Wood segment	—	—	17,849	7,002	24,851
Provision - Corporate	—	—	411	—	411
Cash payments	(2,106)	—	(16,610)	(7,754)	(26,470)
Non-cash items	—	(37)	—	—	(37)
Balance as of September 28, 2013	$6,671	—	19,239	—	25,910

The Company expects the remaining lease impairments, severance and other restructuring costs to be paid over the next four years.

4.    Discontinued operations

The Company is actively marketing for sale a non-core sanitary ware business acquired as part of the Marazzi acquisition because the Company does not believe the business is consistent with its long-term strategy. The Company determined that the business meets the definition of discontinued operations and, accordingly, it has been presented as such as of April 3, 2013, the closing date of the Marazzi transaction. Sales attributable to discontinued operations for the three and nine months ended September 28, 2013 were immaterial. The net assets held for sale related to the discontinued operations as of September 28, 2013 are reported in cash, receivables, inventories, deferred income taxes, other current assets, accounts payable and other accrued expenses and other long-term liabilities on the consolidated balance sheet as of September 28, 2013, as they are immaterial for separate balance sheet presentation.

5.    Receivables, net

Receivables, net are as follows:

	September 28, 2013	December 31, 2012
Customers, trade	$1,164,172	691,553
Income tax receivable	10,473	—
Other	58,520	25,793
	1,233,165	717,346
Less: allowance for discounts, returns, claims and doubtful accounts	78,797	37,873
Receivables, net	$1,154,368	679,473

6.    Inventories

The components of inventories are as follows:

	September 28, 2013	December 31, 2012
Finished goods	$1,090,008	695,606
Work in process	128,534	103,685
Raw materials	394,154	334,445
Total inventories	$1,612,696	1,133,736

7.    Goodwill and intangible assets

The Company's acquisition of Pergo, Marazzi and Spano resulted in preliminary goodwill allocations of $24,501, $261,124 and $35,857, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The components of goodwill and other intangible assets are as follows:

Goodwill:

	Carpet segment	Ceramic segment	Laminate and Wood segment	Total
Balance as of December 31, 2012
Goodwill	$199,132	1,186,913	1,327,151	2,713,196
Accumulated impairment losses	(199,132)	(531,930)	(596,363)	(1,327,425)
	$—	654,983	730,788	1,385,771

Goodwill acquired during the period	$—	261,124	60,358	321,482
Currency translation during the period	$—	(4,486)	11,116	6,630

Balance as of September 28, 2013
Goodwill	$199,132	1,443,551	1,398,625	3,041,308
Accumulated impairment losses	(199,132)	(531,930)	(596,363)	(1,327,425)
	$—	911,621	802,262	1,713,883

Intangible assets:

Indefinite life assets not subject to amortization:	Tradenames
Balance as of December 31, 2012	$455,503
Intangible assets acquired during the period	232,191
Currency translation during the period	6,898
Balance as of September 28, 2013	$694,592

Intangible assets subject to amortization:	Customer relationships	Patents	Other	Total
Balance as of December 31, 2012	$26,210	71,031	1,055	98,296
Intangible assets acquired during the period	21,792	15,188	—	36,980
Amortization during the period	(4,712)	(14,418)	(132)	(19,262)
Currency translation during the period	(412)	1,117	(195)	510
Balance as of September 28, 2013	$42,878	72,918	728	116,524

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Amortization expense	$13,288	15,683	19,262	47,942

8.    Accounts payable and accrued expenses

Accounts payable and accrued expenses are as follows:

	September 28, 2013	December 31, 2012
Outstanding checks in excess of cash	$18,476	25,480
Accounts payable, trade	727,770	387,871
Accrued expenses	271,382	180,039
Product warranties	33,567	32,930
Accrued interest	15,550	26,843
Deferred tax liability	14,564	6,309
Income taxes payable	11,212	2,074
Accrued compensation and benefits	203,671	111,890
Total accounts payable and accrued expenses	$1,296,192	773,436

9.    Product warranties

The Company warrants certain qualitative attributes of its products for up to 50 years. The Company records a provision for estimated warranty and related costs in accrued expenses, based on historical experience, and periodically adjusts these provisions to reflect actual experience.

The activity related to warranty obligations is as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Balance at beginning of period	$33,674	34,867	32,930	30,144
Warranty claims paid during the period	(12,144)	(15,166)	(41,751)	(43,952)
Acquisitions	48	—	3,331	—
Warranty expense during the period	11,989	14,748	39,057	48,257
Balance at end of period	$33,567	34,449	33,567	34,449

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
The changes in accumulated other comprehensive income by component, net of tax, for the first quarter of 2013 are as follows:

	Foreign currency translation adjustments	Pensions (1)	Total
Balance as of December 31, 2012	$160,661	(928)	159,733
Current period other comprehensive income (loss) before reclassifications	(13,689)	181	(13,508)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Balance as of September 28, 2013	$146,972	(747)	146,225

(1) This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost (refer to Note 11 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012).

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

The Company did not grant any options for the three or nine months ended September 28, 2013. The Company granted 83 options to employees at a weighted-average grant-date fair value of $28.71 per share for the nine months ended September 29, 2012. The Company recognized stock-based compensation costs related to stock options of $251 ($159 net of taxes) and $516 ($327 net of taxes) for the three months ended September 28, 2013 and September 29, 2012, respectively, which has been allocated to cost of sales and selling, general and administrative expenses. The Company recognized stock-based compensation costs related to stock options of $1,107 ($701 net of taxes) and $1,648 ($1,044 net of taxes) for the nine months ended September 28, 2013 and September 29, 2012, respectively, which has been allocated to cost of sales and selling, general and administrative expenses. Pre-tax unrecognized compensation expense for stock options granted to employees and outside directors, net of estimated forfeitures, was $1,250 as of September 28, 2013, and will be recognized as expense over a weighted-average period of approximately 1.4 years.

The fair value of the option award is estimated on the date of grant using the Black-Scholes-Merton valuation model. Expected volatility is based on the historical volatility of the Company’s common stock. The Company uses historical data to estimate option exercise and forfeiture rates within the valuation model.

The Company granted 2 RSU's at a weighted-average grant-date fair value of $115.79 per unit for the three months ended September 28, 2013. The Company did not grant any RSU's for the three months ended September 29, 2012. The Company granted 301 and 261 RSUs at a weighted-average grant-date fair value of $110.14 and $65.98 per unit for the nine months ended September 28, 2013 and September 29, 2012, respectively. The Company recognized stock-based compensation costs related to the issuance of RSUs of $4,085 ($2,588 net of taxes) and $2,294 ($1,453 net of taxes) for the three months ended September 28, 2013 and September 29, 2012, respectively, which has been allocated to selling, general and administrative expenses and cost of sales. The Company recognized stock-based compensation costs related to the issuance of RSUs of $12,727 ($8,063 net of taxes) and $9,542 ($6,045 net of taxes) for the nine months ended September 28, 2013 and September 29, 2012, respectively, which has been allocated to selling, general and administrative expenses and cost of sales. Pre-tax unrecognized compensation expense for unvested RSUs granted to employees, net of estimated forfeitures, was $34,332 as of September 28, 2013, and will be recognized as expense over a weighted-average period of approximately 2.8 years.

The Company did not grant any restricted stock awards for the three and nine months ended September 28, 2013 or September 29, 2012. Compensation expense for restricted stock awards for the three and nine months ended September 28, 2013 and September 29, 2012, respectively, was not significant.

12.    Other (income) expense

Other (income) expense is as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Foreign currency (gains) losses, net	$3,061	(219)	6,093	(6,921)
All other, net	(1,893)	541	365	5,858
Total other expense (income)	$1,168	322	6,458	(1,063)

13. Earnings per share

Basic net earnings per share (“EPS”) is calculated using net earnings available to common stockholders divided by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS is similar to basic EPS except

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

that the weighted-average number of shares is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

Dilutive common stock options are included in the diluted EPS calculation using the treasury stock method. Common stock options and unvested restricted shares (units) that were not included in the diluted EPS computation because the exercise price was greater than the average market price of the common shares for the nine months ended September 28, 2013 and September 29, 2012 were 0 and 948, respectively.

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Earnings from continuing operations attributable to Mohawk Industries, Inc.	$119,621	70,304	256,049	183,869

Weighted-average common shares outstanding-basic and diluted:
Weighted-average common shares outstanding—basic	72,575	69,010	71,467	68,952
Add weighted-average dilutive potential common shares—options and RSUs to purchase common shares, net	512	327	508	295
Weighted-average common shares outstanding-diluted	73,087	69,337	71,975	69,247

Earnings per share from continuing operations attributable to Mohawk Industries, Inc.
Basic	$1.65	1.02	3.59	2.67
Diluted	$1.64	1.01	3.56	2.66

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Segment information is as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net sales:
Carpet segment	$772,751	751,787	2,238,953	2,186,160
Ceramic segment	767,005	417,533	1,939,054	1,214,746
Laminate and Wood segment	450,723	328,582	1,326,178	1,020,380
Intersegment sales	(28,943)	(24,409)	(79,535)	(68,965)
	$1,961,536	1,473,493	5,424,650	4,352,321
Operating income (loss):
Carpet segment	$68,836	43,810	148,936	106,228
Ceramic segment	75,908	37,452	152,188	99,912
Laminate and Wood segment	39,020	28,892	119,075	96,613
Corporate and intersegment eliminations	(7,861)	(6,200)	(24,256)	(19,105)
	$175,903	103,954	395,943	283,648

	September 28, 2013	December 31, 2012
Assets:
Carpet segment	$1,830,869	1,721,214
Ceramic segment	3,820,002	1,731,258
Laminate and Wood segment	2,721,707	2,672,389
Corporate and intersegment eliminations	191,579	178,823
	$8,564,157	6,303,684

15.    Commitments, contingencies and other

The Company is involved in litigation from time to time in the regular course of its business. Except as noted below, there are no material legal proceedings pending or known by the Company to be contemplated to which the Company is a party or to which any of its property is subject.

Beginning in August 2010, a series of civil lawsuits were initiated in several U.S. federal courts alleging that certain manufacturers of polyurethane foam products and competitors of the Company’s carpet underlay division had engaged in price fixing in violation of U.S. antitrust laws. The Company has been named as a defendant in a number of the individual cases (the first filed on August 26, 2010), as well as in two consolidated amended class action complaints, the first filed on February 28, 2011, on behalf of a class of all direct purchasers of polyurethane foam products, and the second filed on March 21, 2011, on behalf of a class of indirect purchasers. All pending cases in which the Company has been named as a defendant have been filed in or transferred to the U.S. District Court for the Northern District of Ohio for consolidated pre-trial proceedings under the name In re: Polyurethane Foam Antitrust Litigation, Case No. 1:10-MDL-02196.

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

On December 28, 2012, the Belgian taxing authority issued assessments under a revised theory related to the years ended December 31, 2005 and December 31, 2009, in the amounts of €46,135 and €35,567, respectively, excluding potential interest and penalties. The Company timely filed formal protests in the first quarter of 2013 for the years assessed. In July 2013, the Company received notifications from the Belgian taxing authority of its intent to increase the Company's tax base in connection with the Company's 2006, 2007 and 2010 tax years. The adjustments proposed relate to the same income items assessed with regard to the 2005 and 2009 tax years. The Company disagrees with the view of the Belgian taxing authority, is reviewing the notifications and intends to continue to vigorously defend itself and contest the proposed changes. Although there can be no assurances, the Company believes the ultimate outcome of these actions will not have a material adverse effect on its financial condition but could have a material adverse effect on its results of operations, liquidity or cash flows in a given quarter or year.

16.    Debt

Senior Credit Facilities

On July 8, 2011, the Company entered into a $900,000, 5-year, senior, secured revolving credit facility (the "2011 Senior Credit Facility"). On January 20, 2012, the Company entered into an amendment to the 2011 Senior Credit Facility that provided for an incremental term loan facility in the aggregate principal amount of $150,000. On September 25, 2013, the Company entered into a $1,000,000, 5-year, senior revolving credit facility (the "2013 Senior Credit Facility") and terminated the 2011 Senior Credit Facility, including the term loan, which was originally set to mature on July 8, 2016. No early termination penalties were incurred as a result of the termination.

The 2011 Senior Credit Facility provided for a maximum of $900,000 of revolving credit, including limited amounts of credit in the form of letters of credit and swingline loans. The Company paid financing costs of $8,285 in connection with its 2011 Senior Credit Facility. These costs were deferred and, along with unamortized costs of $12,277 related to the Company’s prior senior, secured revolving credit facility, were being amortized over the term of the 2011 Senior Credit Facility.

On January 20, 2012, the Company entered into an amendment to the 2011 Senior Credit Facility that provided for an incremental term loan facility in the aggregate principal amount of $150,000. The Company paid financing costs of $1,018 in connection with the amendment to its 2011 Senior Credit Facility. These costs were deferred and were being amortized over the remaining term of the 2011 Senior Credit Facility. The incremental term loan facility provided for eight scheduled quarterly principal payments of $1,875, with the first such payment due on June 30, 2012, followed by four scheduled quarterly principal payments of $3,750, with remaining quarterly principal payments of $5,625 prior to maturity.

At the Company’s election, revolving loans under the 2011 Senior Credit Facility bore interest at annual rates equal to either (a) LIBOR for 1-, 2-, 3- or 6- month periods, as selected by the Company, plus an applicable margin ranging between 1.25% and 2.0%, or (b) the higher of the Bank of America, N.A. prime rate, the Federal Funds rate plus 0.5%, and a monthly LIBOR rate plus 1.0%, plus an applicable margin ranging between 0.25% and 1.0%. The Company also paid a commitment fee to the lenders under the 2011 Senior Credit Facility on the average amount by which the aggregate commitments of the lenders exceeded utilization of the 2011 Senior Credit Facility ranging from 0.25% to 0.4% per annum. The applicable margin and the commitment fee were determined based on the Company’s Consolidated Net Leverage Ratio (with applicable margins and the commitment fee increasing as the ratio increased).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

All obligations of the Company and the other borrowers under the 2011 Senior Credit Facility were required to be guaranteed by all of the Company’s material domestic subsidiaries, and all obligations of borrowers that were foreign subsidiaries were guaranteed by those foreign subsidiaries of the Company which the Company designated as guarantors.

The 2011 Senior Credit Facility included certain affirmative and negative covenants that imposed restrictions on the Company’s financial and business operations, including limitations on liens, indebtedness, investments, fundamental changes, asset dispositions, dividends and other similar restricted payments, transactions with affiliates, payments and modifications of certain existing debt, future negative pledges, and changes in the nature of the Company’s business. Many of these limitations were subject to numerous exceptions. The Company was also required to maintain a Consolidated Interest Coverage Ratio of at least 3.0 to 1.0 and a Consolidated Net Leverage Ratio of no more than 3.75 to 1.0, each as of the last day of any fiscal quarter, as defined in the 2011 Senior Credit Facility. The 2011 Senior Credit Facility also contained customary representations and warranties and events of default, subject to customary grace periods.

The 2013 Senior Credit Facility provides for a maximum of $1,000,000 of revolving credit, including limited amounts of credit in the form of letters of credit and swingline loans. The Company paid financing costs of $1,836 in connection with its 2013 Senior Credit Facility. These costs were deferred and, along with unamortized costs of $11,440 related to the Company’s 2011 Credit Facility, are being amortized over the term of the 2013 Senior Credit Facility.

At the Company's election, revolving loans under the 2013 Senior Credit Facility bear interest at annual rates equal to either (a) LIBOR for 1, 2, 3 or 6 month periods, as selected by the Company, plus an applicable margin ranging between 1.00% and 1.75%, or (b) the higher of the Wells Fargo Bank, National Association prime rate, the Federal Funds rate plus 0.5%, and a monthly LIBOR rate plus 1.0%, plus an applicable margin ranging between 0.00% and 0.75%. The Company also pays a commitment fee to the Lenders under the 2013 Senior Credit Facility on the average amount by which the aggregate commitments of the Lenders' exceed utilization of the 2013 Senior Credit Facility ranging from 0.125% to 0.25% per annum. The applicable margins and the commitment fee are determined based on whichever of the Company's Consolidated Net Leverage Ratio or its senior unsecured debt rating (or if not available, corporate family rating) results in the lower applicable margins and commitment fee (with applicable margins and the commitment fee increasing as that ratio increases or those ratings decline, as applicable).

The obligations of the Company and its subsidiaries in respect of the 2013 Senior Credit Facility are unsecured.
All obligations of the Company and the other Borrowers under the 2013 Senior Credit Facility are required to be guaranteed by all of the Company's material domestic subsidiaries and all obligations of Borrowers that are foreign subsidiaries are guaranteed by those foreign subsidiaries of the Company which the Company designates as guarantors.

If at any time (a) either (i) the Company's corporate family rating or senior unsecured rating, whichever is in effect from Moody's Investors Service, Inc. (the “Moody's Rating”) is Baa3 or better (with a stable outlook or better) and the Company's corporate rating from Standard & Poor's Financial Services LLC (the “S&P Rating”) is BB+ or better (with a stable outlook or better) or (ii) the Moody's Rating is Ba1 or better (with a stable outlook or better) and the S&P Rating is BBB- or better (with a stable outlook or better) and (b) no default or event of default shall have occurred and be continuing, then upon the Company's request, the foregoing guarantees will be automatically released. The Company is required to reinstate such guarantees after having been released if: (a) both (i) the Moody's Rating is Ba2 and (ii) the S&P Rating is BB, (b) (i) the Moody's Rating is Ba3 or lower and (ii) the S&P Rating is below BBB- (with a stable outlook or better) or (c) (i) the Moody's Rating is below Baa3 (with a stable outlook or better) and (ii) the S&P Rating is BB- or lower.
The 2013 Senior Credit Facility includes certain affirmative and negative covenants that impose restrictions on the Company's financial and business operations, including limitations on liens, indebtedness, investments, fundamental changes, asset dispositions, dividends and other similar restricted payments, transactions with affiliates, payments and modifications of certain existing debt, future negative pledges, and changes in the nature of the Company's business. Many of these limitations are subject to numerous exceptions. The Company is also required to maintain a Consolidated Interest Coverage Ratio of at least 3.0 to 1.0 and a Consolidated Net Leverage Ratio of no more than 3.75 to 1.0, each as of the last day of any fiscal quarter.
The 2013 Senior Credit Facility also contains customary representations and warranties and events of default, subject to customary grace periods.

As of September 28, 2013, the amount utilized under the 2013 Senior Credit Facility was $543,921 resulting in a total of $456,079 available under the 2013 Senior Credit Facility. The amount utilized included $449,325 of borrowings, $46,823 of standby letters of credit guaranteeing the Company’s industrial revenue bonds and $47,773 of standby letters of credit related to various insurance contracts and foreign vendor commitments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Senior Notes

On January 31, 2013, the Company issued $600,000 aggregate principal amount of 3.85% Senior Notes due February 1, 2023. The Company paid financing costs of $6,000 in connection with the 3.85% Senior Notes. These costs were deferred and are being amortized over the term of the 3.85% Senior Notes.

On January 17, 2006, the Company issued $900,000 aggregate principal amount of 6.125% notes due January 15, 2016. Interest payable on these notes is subject to adjustment if either Moody’s or S&P, or both, upgrades or downgrades the rating assigned to the notes. Each rating agency downgrade results in a 0.25% increase in the interest rate, subject to a maximum increase of 1% per rating agency. If later the rating of these notes improves, then the interest rates would be reduced accordingly. Each 0.25% increase in the interest rate of these notes would increase the Company’s interest expense by approximately $63 per quarter per $100,000 of outstanding notes. In 2009, interest rates increased by an aggregate amount of 75 basis points as a result of downgrades by Moody’s and S&P. In the first quarter of 2012, interest rates decreased by 50 basis points as a result of the upgrades from S&P and Moody’s. Accordingly, the current rate in effect is 6.375%. Any future downgrades in the Company’s credit ratings could increase the cost of its existing credit and adversely affect the cost of and ability to obtain additional credit in the future.

In 2002, the Company issued $400,000 aggregate principal amount of its senior 7.20% notes due April 15, 2012. During 2011, the Company repurchased $63,730 of its senior 7.20% notes, at an average price equal to 102.72% of the principal amount. On April 16, 2012, the Company repaid the remaining $336,270 principal amount of outstanding senior 7.20% notes, together with accrued interest of $12,106, at maturity using available borrowings under its 2011 Senior Credit Facility.

Accounts Receivable Securitization

On December 19, 2012, the Company entered into a three-year on-balance sheet trade accounts receivable securitization agreement (the "Securitization Facility"). The Securitization Facility allows the Company to borrow up to $300,000 based on available accounts receivable and is secured by the Company's U.S. trade accounts receivable. Borrowings under the Securitization Facility bear interest at commercial paper interest rates, in the case of lenders that are commercial paper conduits, or LIBOR, in the case of lenders that are not commercial paper conduits, in each case, plus an applicable margin of 0.75% per annum. The Company also pays a commitment fee at a per annum rate of 0.30% on the unused amount of each lender's commitment. At September 28, 2013, the amount utilized under the Securitization Facility was $300,000.

17.    Fair Value

ASC 825-10, formerly the FASB Staff Position FAS 107-1 and Accounting Principles Board Opinion 28-1, “Interim Disclosures About Fair Value of Financial Instruments”, requires disclosures about fair value of financial instruments in interim reporting periods of publicly-traded companies.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The fair values and carrying values of our debt instruments are detailed as follows:

	September 28, 2013		December 31, 2012
	Fair Value	Carrying Value	Fair Value	Carrying Value
3.85% senior notes, payable January 31, 2023; interest payable semiannually	$570,600	600,000	—	—
6.125% notes, payable January 15, 2016; interest payable semiannually	989,100	900,000	1,011,600	900,000
Five-year senior secured credit facility, due July 8, 2016	—	—	153,875	153,875
Five-year senior secured credit facility, due September 25, 2018	449,325	449,325	—	—
Securitization facility	300,000	300,000	280,000	280,000
Industrial revenue bonds, capital leases and other	97,097	97,097	49,067	49,067
Total long-term debt	2,406,122	2,346,422	1,494,542	1,382,942
Less current portion	89,031	89,031	55,213	55,213
Long-term debt, less current portion	$2,317,091	2,257,391	1,439,329	1,327,729

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

In 2012, the primary categories of the U.S. floor covering industry, based on sales dollars, were carpet and rug (52%), resilient and rubber (14%), ceramic tile (13%), hardwood (10%), stone (6%) and laminate (5%). Each of these categories is influenced by the average selling price per square foot, the residential builder and homeowner remodeling markets, housing starts and housing resales, average house size and home ownership. In addition, the level of sales in the floor covering industry, both in the U.S. and Europe, is influenced by consumer confidence, spending for durable goods, interest rates and availability of credit, turnover in housing, the condition of the residential and commercial construction industries and the overall strength of the economy.

For the three months ended September 28, 2013, net earnings attributable to the Company were $119.1 million, or diluted earnings per share (“EPS”) of $1.63, compared to the net earnings attributable to the Company of $70.3 million, or diluted EPS of $1.01, for the three months ended September 29, 2012. For the nine months ended September 28, 2013, net earnings attributable to the Company were $254.1 million, or diluted EPS of $3.53, compared to the net earnings attributable to the Company of $183.9 million, or diluted EPS of $2.66, for the nine months ended September 29, 2012. The increase in diluted EPS for the three and nine months ended September 28, 2013 was primarily attributable to the Marazzi, Pergo and Spano acquisitions, increased operations productivity, higher legacy sales volume, the favorable net impact of price and product mix and lower amortization expense, partially offset by higher restructuring, acquisition and integration-related costs, inventory step-up related to the Marazzi acquisition, higher input costs and higher interest expense.
Recent Acquisitions
On January 10, 2013, the Company completed its purchase of Pergo, a leading manufacturer of laminate flooring in the U.S. and the Nordic countries. The total value of the acquisition was approximately $150 million. Pergo complements the Company's specialty distribution network in the U.S., leverages its geographic position in Europe, expands its geographic reach to the Nordic countries and India and enhances its patent portfolio. The acquisition's results and a preliminary purchase price allocation have been included in the condensed consolidated financial statements since the date of the acquisition.
On April 3, 2013, the Company completed the acquisition of Marazzi, a global manufacturer, distributor and marketer of ceramic tile. The total value of the acquisition was approximately $1.5 billion. The Marazzi acquisition makes the Company a global leader in ceramic tile. The addition of Marazzi will allow the Company to expand its U.S. distribution, source ceramic tile from a worldwide base, and provide industry leading innovation and design to all of its global ceramic customers. The acquisition will provide opportunities to improve performance by leveraging best practices, operational expertise, product innovation and manufacturing assets across the enterprise. The acquisition's results and a preliminary purchase price allocation have been included in the condensed consolidated financial statements since the date of the acquisition.
On May 3, 2013, the Company completed the acquisition of Spano, a Belgian panel board manufacturer. The total value of the acquisition was approximately $160 million. Spano extends the Laminate and Wood segment's customer base into new channels of distribution and adds technical expertise and product knowledge which the Company can leverage. The synergies between the Laminate and Wood segment and Spano create opportunities to optimize manufacturing assets and processes, raw materials and operational efficiencies. The acquisition's results and a preliminary purchase price allocation have been included in the condensed consolidated financial statements since the date of the acquisition.

Results of Operations

Quarter Ended September 28, 2013, as compared with Quarter Ended September 29, 2012

Net sales

Net sales for the three months ended September 28, 2013 were $1,961.5 million, reflecting an increase of $488.0 million, or 33.1%, from the $1,473.5 million reported for the three months ended September 29, 2012. The increase was primarily driven by higher volume of approximately $447 million mainly attributable to the Marazzi, Pergo and Spano acquisitions, the favorable net impact of price and product mix of approximately $27 million and the impact of favorable foreign exchange rates of approximately $14 million.

Carpet segment—Net sales increased $21.0 million, or 2.8%, to $772.8 million for the three months ended September 28, 2013, compared to $751.8 million for the three months ended September 29, 2012. The increase was primarily driven by the favorable net impact of price and product mix of approximately $20 million and higher volume of approximately $1 million.

Ceramic segment—Net sales increased $349.5 million, or 83.7%, to $767.0 million for the three months ended September 28, 2013, compared to $417.5 million for the three months ended September 29, 2012. The increase was primarily driven by higher volume of approximately $341 million and the favorable net impact of price and product mix of approximately $9 million. Of the $341 million in volume increases, $299 million was attributable to the Marazzi acquisition. The remaining volume increases were led by strong residential channel growth along with continued improvement in the commercial channel.

Laminate and Wood segment—Net sales increased $122.1 million, or 37.2%, to $450.7 million for the three months ended September 28, 2013, compared to $328.6 million for the three months ended September 29, 2012. The increase was primarily driven by higher volume of approximately $110 million and the impact of favorable foreign exchange rates of approximately $14 million, partially offset by the unfavorable net impact of price and product mix of approximately $2 million. Of the $110 million increase in volume, approximately $108 million was attributable to the Pergo and Spano acquisitions. Legacy sales showed growth in North America offset by softer European sales.

Gross profit

Gross profit for the three months ended September 28, 2013 was $516.9 million (26.4% of net sales), an increase of $144.1 million or 38.6%, compared to gross profit of $372.8 million (25.3% of net sales) for the three months ended September 29, 2012. The increase in gross profit dollars was primarily attributable to higher sales volume of approximately $131 million that is mainly attributable to the acquisitions, operations productivity of approximately $35 million, the favorable net impact of price and product mix of approximately $14 million and the impact of favorable foreign exchange rates of approximately $3 million, partially offset by higher input costs of approximately $15 million, inventory step-up related to the Marazzi acquisition of approximately $12 million and higher restructuring, acquisition and integration-related costs of approximately $12 million.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended September 28, 2013 were $341.0 million (17.4% of net sales), compared to $268.9 million (18.2% of net sales) for the three months ended September 29, 2012. As a percentage of net sales, selling, general and administrative expenses decreased 80 basis points. The increase in selling, general and administrative expenses in dollars was primarily driven by acquisition volume and related restructuring and integration-related costs, partially offset by lower amortization costs.

Operating income

Operating income for the three months ended September 28, 2013 was $175.9 million (9.0% of net sales) reflecting an increase of $71.9 million, or 69.2%, compared to operating income of $104.0 million (7.1% of net sales) for the three months ended September 29, 2012. The increase in operating income was primarily driven by sales volume of approximately $66 million that is primarily attributable to the acquisitions, increases in operations productivity of approximately $35 million, the favorable net impact of price and product mix of approximately $14 million, lower amortization expense of approximately $10 million, partially offset by higher restructuring, acquisition and integration-related costs of approximately $20 million and inventory step-up related to the Marazzi acquisition of approximately $12 million and higher input costs of approximately $15 million.

Carpet segment—Operating income was $68.8 million (8.9% of segment net sales) for the three months ended September 28, 2013 reflecting an increase of $25.0 million compared to operating income of $43.8 million (5.8% of segment net sales) for the three months ended September 29, 2012. The increase in operating income was primarily attributable to operations productivity of approximately $16 million, the favorable net impact of price and product mix of approximately $10 million, lower restructuring costs of approximately $2 million and higher sales volume of approximately $1 million, partially offset by higher input costs of approximately $6 million.

Ceramic segment—Operating income including restructuring, acquisition and integration-related costs was $75.9 million (9.9% of segment net sales) for the three months ended September 28, 2013 reflecting an increase of $38.5 million compared to operating income of $37.5 million (9.0% of segment net sales) for the three months ended September 29, 2012. The increase in operating income was primarily attributable to volume increases of approximately $55 million that are mainly attributable to the Marazzi acquisition and operations productivity of approximately $5 million, partially offset by higher restructuring and integration-related costs of approximately $3 million, inventory step-up related to the Marazzi acquisition of approximately $12 million.

Laminate and Wood segment—Operating income including restructuring and integration-related costs was $39.0 million (8.7% of segment net sales) for the three months ended September 28, 2013 reflecting an increase of $10.1 million compared to operating income of $28.9 million (8.8% of segment net sales) for the three months ended September 29, 2012. The increase in operating income was primarily attributable to increases in operations productivity of approximately $13 million, higher sales volume of approximately $10 million mainly attributable to the Pergo and Spano acquisitions and lower amortization expense of approximately $10 million, partially offset by higher restructuring and integration-related costs of approximately $18 million and higher input costs of approximately $5 million.

Interest expense

Interest expense was $25.6 million for the three months ended September 28, 2013, reflecting an increase of $7.7 million compared to interest expense of $18.0 million for the three months ended September 29, 2012. The increase was primarily due to interest associated with the 3.85% Senior Notes issued in contemplation of the Marazzi acquisition.

Other expense (income)

Other expense was $1.2 million for the three months ended September 28, 2013, reflecting an unfavorable change of $0.8 million compared to other expense of $0.3 million for the three months ended September 29, 2012.

Income tax expense

For the three months ended September 28, 2013, the Company recorded income tax expense of $29.0 million on earnings from continuing operations before income taxes of $149.1 million for an effective tax rate of 19.4%, as compared to an income tax expense of $15.4 million on earnings from continuing operations before income taxes of $85.7 million, for an effective tax rate of 17.9% for the three months ended September 29, 2012. The difference in the effective tax rate for the comparative period is due to the Pergo, Marazzi and Spano acquisitions and the geographical dispersion of earnings and losses for the period.

Nine Months Ended September 28, 2013, as compared with Nine Months Ended September 29, 2012

Net sales

Net sales for the nine months ended September 28, 2013 were $5,424.7 million, reflecting an increase of $1,072.3 million, or 24.6%, from the $4,352.3 million reported for the nine months ended September 29, 2012. The increase was primarily driven by higher volume of approximately $974 million mainly attributable to the Marazzi, Pergo and Spano acquisitions, the favorable net impact of price and product mix of approximately $76 million and the impact of favorable foreign exchange rates of approximately $22 million.

Carpet segment—Net sales increased $52.8 million, or 2.4%, to $2,239.0 million for the nine months ended September 28, 2013, compared to $2,186.2 million for the nine months ended September 29, 2012. The increase was primarily driven by the favorable net impact of price and product mix of approximately $65 million, partially offset by lower volume of approximately $12 million. The lower volume was primarily attributable to the timing of carpet product transitions in the home center channel and lower demand for rug products in the mass merchandise channel.

Ceramic segment—Net sales increased $724.3 million, or 59.6%, to $1,939.1 million for the nine months ended September 28, 2013, compared to $1,214.7 million for the nine months ended September 29, 2012. The increase was primarily driven by higher volume of approximately $705 million, the favorable net impact of price and product mix of approximately $17 million and the impact of favorable foreign exchange rates of approximately $2 million. Of the $705 million in volume increases, $609 million was attributable to the Marazzi acquisition. The remaining volume increases were led by strong residential channel growth along with continued improvement in the commercial channel.

Laminate and Wood segment—Net sales increased $305.8 million, or 30.0%, to $1,326.2 million for the nine months ended September 28, 2013, compared to $1,020.4 million for the nine months ended September 29, 2012. The increase was primarily driven by higher volume of approximately $292 million and the impact of favorable foreign exchange rates of approximately $20 million, partially offset by the unfavorable net impact of price and product mix of approximately $6 million. Of the $292 million increase in volume, approximately $284 million was attributable to the Pergo and Spano acquisitions.

Gross profit

Gross profit for the nine months ended September 28, 2013 was $1,408.0 million (26.0% of net sales), an increase of $287.3 million or 25.6%, compared to gross profit of $1,120.7 million (25.8% of net sales) for the nine months ended September 29, 2012. The increase in gross profit dollars was primarily attributable to higher sales volume of approximately $291 million that is primarily attributable to the acquisitions, operations productivity of approximately $66 million and the favorable net impact of price and product mix of approximately $32 million, partially offset by higher input costs of approximately $47 million and inventory step-up related to the Marazzi acquisition of approximately $31 million and higher restructuring, acquisition and integration-related costs of approximately $23 million.

Selling, general and administrative expenses

Selling, general and administrative expenses for the nine months ended September 28, 2013 were $1,012.1 million (18.7% of net sales), compared to $837.1 million (19.2% of net sales) for the nine months ended September 29, 2012. As a percentage of net sales, selling, general and administrative expenses decreased 50 basis points. The increase in selling, general and administrative expenses in dollars was primarily driven by acquisition volume and related restructuring and integration-related costs, partially offset by lower amortization costs.

Operating income

Operating income for the nine months ended September 28, 2013 was $395.9 million (7.3% of net sales) reflecting an increase of $112.3 million, or 39.6%, compared to operating income of $283.6 million (6.5% of net sales) for the nine months ended September 29, 2012. The increase in operating income was primarily driven by sales volume of approximately $140 million that is primarily attributable to the acquisitions, increases in operations productivity of approximately $66 million, lower amortization expense of approximately $31 million and the favorable net impact of price and product mix of approximately $32 million, partially offset by higher restructuring, acquisition and integration-related costs of approximately $63 million, inventory step-up related to the Marazzi acquisition of approximately $31 million, higher input costs of approximately $49 million and increases in selling, general and administrative costs of approximately $19 million primarily attributable to sales volume increases and market expansion opportunities in the legacy business.

Carpet segment—Operating income was $148.9 million (6.7% of segment net sales) for the nine months ended September 28, 2013 reflecting an increase of $42.7 million compared to operating income of $106.2 million (4.9% of segment net sales) for the nine months ended September 29, 2012. The increase in operating income was primarily attributable to the favorable net impact of price and product mix of approximately $31 million, operations productivity of approximately $31 million and lower restructuring costs of approximately $3 million, partially offset by higher input costs of approximately $25 million.

Ceramic segment—Operating income including restructuring, acquisition and integration-related costs was $152.2 million (7.8% of segment net sales) for the nine months ended September 28, 2013 reflecting an increase of $52.3 million compared to operating income of $99.9 million (8.2% of segment net sales) for the nine months ended September 29, 2012. The increase in operating income was primarily driven by volume increases of approximately $119 million that are mainly attributable to the Marazzi acquisition, operations productivity of approximately $12 million and the favorable net impact of price and product mix of approximately $9 million, partially offset by inventory step-up related to the Marazzi acquisition of approximately $12 million, higher restructuring and integration-related costs of approximately $46 million and higher input costs of approximately $12 million, increases in selling, general and administrative costs of approximately $11 million primarily attributable to sales volume increases and market expansion opportunities in the legacy business and the impact of unfavorable foreign exchange rates of approximately $4 million.

Laminate and Wood segment—Operating income including restructuring and integration-related costs was $119.1 million (9.0% of segment net sales) for the nine months ended September 28, 2013 reflecting an increase of $22.5 million compared to operating income of $96.6 million (9.5% of segment net sales) for the nine months ended September 29, 2012. The increase in operating income was primarily attributable to lower amortization expense of approximately $31 million, increases in operations productivity of approximately $23 million and higher sales volume of approximately $22 million mainly attributable to the Pergo and Spano acquisitions, partially offset by higher restructuring and integration-related costs of approximately $39 million, higher input costs of approximately $10 million and the unfavorable net impact of price and product mix of approximately $8 million.

Interest expense

Interest expense was $70.1 million for the nine months ended September 28, 2013, reflecting an increase of $10.8 million compared to interest expense of $59.3 million for the nine months ended September 29, 2012. The increase was primarily due to interest associated with the 3.85% Senior Notes issued in contemplation of the Marazzi acquisition, partially offset by lower interest rates on the Company's outstanding debt attributable to the shift from the higher interest rate senior 7.20% notes to the 2011 Senior Credit Facility.

Other expense (income)

Other expense was $6.5 million for the nine months ended September 28, 2013, reflecting an increase of $7.5 million compared to other income of $1.1 million for the nine months ended September 29, 2012. The change was primarily attributable to the net change in foreign currency gains/losses.

Income tax expense

For the nine months ended September 28, 2013, the Company recorded income tax expense of $63.0 million on earnings from continuing operations before income taxes of $319.4 million for an effective tax rate of 19.7%, as compared to an income tax expense of $40.9 million on earnings from continuing operations before income taxes of $225.4 million, resulting in an effective tax rate of 18.1% for the nine months ended September 29, 2012. The difference in the effective tax rate for the comparative period is due to the Pergo, Marazzi and Spano acquisitions and the geographical dispersion of earnings and losses for the period.

Liquidity and Capital Resources

The Company’s primary capital requirements are for working capital, capital expenditures and acquisitions. The Company’s capital needs are met primarily through a combination of internally generated funds, bank credit lines, term and senior notes and credit terms from suppliers.

Net cash provided by operating activities in the first nine months of 2013 was $327.0 million, compared to net cash provided by operating activities of $298.5 million in the first nine months of 2012. The increase was primarily attributable to higher earnings and changes in working capital resulting from the acquisitions.

Net cash used in investing activities in the first nine months of 2013 was $705.0 million compared to net cash used in investing activities of $142.0 million in the first nine months of 2012. The increase was primarily attributable to acquisitions of $449.5 million and capital expenditures of $255.5 million. Capital spending during the remainder of 2013, including capital expenditure requirements related to our recent acquisitions, is expected to range from approximately $130 million to $150 million and is intended to be used primarily to purchase equipment, add geographic capacity and to streamline manufacturing capabilities.

Net cash used in financing activities in the first nine months of 2013 was $3.9 million compared to net cash used in financing activities of $87.7 million in the first nine months of 2012. The increase was primarily attributable to the proceeds from the 3.85% Senior Notes and proceeds from the 2011 Senior Credit Facility used to fund the Marazzi acquisition which closed on April 3, 2013.

On July 8, 2011, the Company entered into a $900.0 million, 5-year, senior, secured revolving credit facility (the "2011 Senior Credit Facility"). On January 20, 2012, the Company entered into an amendment to the 2011 Senior Credit Facility that provided for an incremental term loan facility in the aggregate principal amount of $150.0 million. On September 25, 2013, the Company entered into a $1,000.0 million, 5-year, senior revolving credit facility (the "2013 Senior Credit Facility") and terminated the 2011 Senior Credit Facility, including the term loan, which was originally set to mature on July 8, 2016. No early termination penalties were incurred as a result of the termination.

The 2011 Senior Credit Facility provided for a maximum of $900.0 million of revolving credit, including limited amounts of credit in the form of letters of credit and swingline loans. The Company paid financing costs of $8.3 million in connection with its 2011 Senior Credit Facility. These costs were deferred and, along with unamortized costs of $12.3 million related to the Company’s prior senior, secured revolving credit facility, were being amortized over the term of the 2011 Senior Credit Facility.

On January 20, 2012, the Company entered into an amendment to the 2011 Senior Credit Facility that provided for an incremental term loan facility in the aggregate principal amount of $150.0 million. The Company paid financing costs of $1.0 million in connection with the amendment to its 2011 Senior Credit Facility. These costs were deferred and were being amortized over the remaining term of the 2011 Senior Credit Facility. The incremental term loan facility provided for eight scheduled quarterly principal payments of $1.9 million, with the first such payment due on June 30, 2012, followed by four scheduled quarterly principal payments of $3.8 million, with remaining quarterly principal payments of $5.6 million prior to maturity.

At the Company’s election, revolving loans under the 2011 Senior Credit Facility bore interest at annual rates equal to either (a) LIBOR for 1-, 2-, 3- or 6- month periods, as selected by the Company, plus an applicable margin ranging between 1.25% and 2.0%, or (b) the higher of the Bank of America, N.A. prime rate, the Federal Funds rate plus 0.5%, and a monthly LIBOR rate plus 1.0%, plus an applicable margin ranging between 0.25% and 1.0%. The Company also paid a commitment fee to the lenders under the 2011 Senior Credit Facility on the average amount by which the aggregate commitments of the lenders exceeded utilization of the 2011 Senior Credit Facility ranging from 0.25% to 0.4% per annum. The applicable margin and the commitment fee were determined based on the Company’s Consolidated Net Leverage Ratio (with applicable margins and the commitment fee increasing as the ratio increased).

All obligations of the Company and the other borrowers under the 2011 Senior Credit Facility were required to be guaranteed by all of the Company’s material domestic subsidiaries, and all obligations of borrowers that were foreign subsidiaries were guaranteed by those foreign subsidiaries of the Company which the Company designated as guarantors.

The 2011 Senior Credit Facility included certain affirmative and negative covenants that imposed restrictions on the Company’s financial and business operations, including limitations on liens, indebtedness, investments, fundamental changes, asset dispositions, dividends and other similar restricted payments, transactions with affiliates, payments and modifications of certain existing debt, future negative pledges, and changes in the nature of the Company’s business. Many of these limitations were subject to numerous exceptions. The Company was also required to maintain a Consolidated Interest Coverage Ratio of at least 3.0 to 1.0 and a Consolidated Net Leverage Ratio of no more than 3.75 to 1.0, each as of the last day of any fiscal quarter, as defined in the 2011 Senior Credit Facility. The 2011 Senior Credit Facility also contained customary representations and warranties and events of default, subject to customary grace periods.

The 2013 Senior Credit Facility provides for a maximum of $1,000.0 million of revolving credit, including limited amounts of credit in the form of letters of credit and swingline loans. The Company paid financing costs of $1.8 million in connection with its 2013 Senior Credit Facility. These costs were deferred and, along with unamortized costs of $11.4 million related to the Company’s 2011 Credit Facility, are being amortized over the term of the 2013 Senior Credit Facility.

At the Company's election, revolving loans under the 2013 Senior Credit Facility bear interest at annual rates equal to either (a) LIBOR for 1, 2, 3 or 6 month periods, as selected by the Company, plus an applicable margin ranging between 1.00% and 1.75%, or (b) the higher of the Wells Fargo Bank, National Association prime rate, the Federal Funds rate plus 0.5%, and a monthly LIBOR rate plus 1.0%, plus an applicable margin ranging between 0.00% and 0.75%. The Company also pays a commitment fee to the Lenders under the 2013 Senior Credit Facility on the average amount by which the aggregate commitments of the Lenders' exceed utilization of the 2013 Senior Credit Facility ranging from 0.125% to 0.25% per annum. The applicable margins and the commitment fee are determined based on whichever of the Company's Consolidated Net Leverage Ratio or its senior unsecured debt rating (or if not available, corporate family rating) results in the lower applicable margins and commitment fee (with applicable margins and the commitment fee increasing as that ratio increases or those ratings decline, as applicable).

The obligations of the Company and its subsidiaries in respect of the 2013 Senior Credit Facility are unsecured.
All obligations of the Company and the other Borrowers under the 2013 Senior Credit Facility are required to be guaranteed by all of the Company's material domestic subsidiaries and all obligations of Borrowers that are foreign subsidiaries are guaranteed by those foreign subsidiaries of the Company which the Company designates as guarantors.

If at any time (a) either (i) the Company's corporate family rating or senior unsecured rating, whichever is in effect from Moody's Investors Service, Inc. (the “Moody's Rating”) is Baa3 or better (with a stable outlook or better) and the Company's corporate rating from Standard & Poor's Financial Services LLC (the “S&P Rating”) is BB+ or better (with a stable outlook or better) or (ii) the Moody's Rating is Ba1 or better (with a stable outlook or better) and the S&P Rating is BBB- or better (with a stable outlook or better) and (b) no default or event of default shall have occurred and be continuing, then upon the Company's request, the foregoing guarantees will be automatically released. The Company is required to reinstate such guarantees after having been released if: (a) both (i) the Moody's Rating is Ba2 and (ii) the S&P Rating is BB, (b) (i) the Moody's Rating is Ba3 or lower and (ii) the S&P Rating is below BBB- (with a stable outlook or better) or (c) (i) the Moody's Rating is below Baa3 (with a stable outlook or better) and (ii) the S&P Rating is BB- or lower.
The 2013 Senior Credit Facility includes certain affirmative and negative covenants that impose restrictions on the Company's financial and business operations, including limitations on liens, indebtedness, investments, fundamental changes, asset dispositions, dividends and other similar restricted payments, transactions with affiliates, payments and modifications of certain existing debt, future negative pledges, and changes in the nature of the Company's business. Many of these limitations are subject to numerous exceptions. The Company is also required to maintain a Consolidated Interest Coverage Ratio of at least 3.0 to 1.0 and a Consolidated Net Leverage Ratio of no more than 3.75 to 1.0, each as of the last day of any fiscal quarter.
The 2013 Senior Credit Facility also contains customary representations and warranties and events of default, subject to customary grace periods.

As of September 28, 2013, the amount utilized under the 2013 Senior Credit Facility was $543.9 million resulting in a total of $456.1 million available under the 2013 Senior Credit Facility. The amount utilized included $449.3 million of borrowings, $46.8 million of standby letters of credit guaranteeing the Company’s industrial revenue bonds and $47.8 million of standby letters of credit related to various insurance contracts and foreign vendor commitments.

On December 19, 2012, the Company entered into a three-year on-balance sheet trade accounts receivable securitization agreement (the "Securitization Facility"). The Securitization Facility allows the Company to borrow up to $300.0 million based on available accounts receivable and is secured by the Company's U.S. trade accounts receivable. Borrowings under the Securitization Facility bear interest at commercial paper interest rates, in the case of lenders that are commercial paper conduits, or LIBOR, in the case of lenders that are not commercial paper conduits, in each case, plus an applicable margin of 0.75% per annum. The Company also pays a commitment fee at a per annum rate of 0.30% on the unused amount of each lender's commitment. At September 28, 2013, the amount utilized under the Securitization Facility was $300.0 million.

In connection with the acquisition of Marazzi, the Company became a party to an off-balance sheet accounts receivable securitization facility ("Marazzi Securitization Facility") pursuant to which the Company services receivables sold to a third party. As of September 28, 2013, the amounts utilized under the Marazzi Securitization Facility was €51.8 million. The Company is in the process of terminating this facility.

On January 31, 2013, the Company issued $600.0 million aggregate principal amount of 3.85% Senior Notes due February 1, 2023. The Company paid financing costs of $6.0 million in connection with the 3.85% Senior Notes. These costs were deferred and are being amortized over the term of the 3.85% Senior Notes.

On January 17, 2006, the Company issued $900.0 million aggregate principal amount of 6.125% notes due January 15, 2016. Interest payable on these notes is subject to adjustment if either Moody’s or S&P, or both, upgrades or downgrades the rating assigned to the notes. Each rating agency downgrade results in a 0.25% increase in the interest rate, subject to a maximum increase of 1% per rating agency. If later the rating of these notes improves, then the interest rates would be reduced accordingly. Each 0.25% increase in the interest rate of these notes would increase the Company’s interest expense by approximately $0.1 million per quarter per $100.0 million of outstanding notes. In 2009, interest rates increased by an aggregate amount of 75 basis points as a result of downgrades by Moody’s and S&P. In the first quarter of 2012, interest rates decreased by 50 basis points as a result of the upgrades from S&P and Moody’s. Accordingly, the current rate in effect is 6.375%. Any future downgrades in the Company’s credit ratings could increase the cost of its existing credit and adversely affect the cost of and ability to obtain additional credit in the future.

In 2002, the Company issued $400.0 million aggregate principal amount of its senior 7.20% notes due April 15, 2012. During 2011, the Company repurchased $63.7 million of its senior 7.20% notes, at an average price equal to 102.72% of the principal amount. On April 16, 2012, the Company repaid the remaining $336.3 million principal amount of outstanding senior 7.20% notes, together with accrued interest of $12.1 million, at maturity using available borrowings under its 2011 Senior Credit Facility.

The Company may continue, from time to time, to retire its outstanding debt through cash purchases in the open market, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amount involved may be material.

As of September 28, 2013, the Company had cash of $63.6 million, of which $15.3 million was held outside the United States. While the Company’s plans are to permanently reinvest the cash held outside the United States, the estimated cost of repatriation for the cash as of September 28, 2013 was approximately $5.3 million. The Company believes that its cash and cash equivalents on hand, cash generated from operations and availability under its Senior Credit Facility will be sufficient to meet its capital expenditure, working capital and debt servicing requirements over the next twelve months.

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

Forward-Looking Information

Certain of the statements in this Form 10-Q, particularly those anticipating future performance, business prospects, growth and operating strategies, and similar matters, and those that include the words “could,” “should,” “believes,” “anticipates,” “expects” and “estimates” or similar expressions constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. There can be no assurance that the forward-looking statements will be accurate because they are based on many assumptions, which involve risks and uncertainties. The following important factors could cause future results to differ: changes in economic or industry conditions; competition; inflation in raw material prices and other input costs; energy costs and supply; timing and level of capital expenditures; timing and implementation of price increases for the Company’s products; impairment charges; integration of acquisitions; international operations; introduction of new products; rationalization of operations; tax, product and other claims; litigation; and other risks identified in the Company's SEC reports and public announcements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of September 28, 2013, approximately 64% of the Company's debt portfolio was comprised of fixed-rate debt and 36% was floating-rate debt. A 1.0 percentage point change in the interest rate of the floating-rate debt would not have a material impact on the Company's results of operations. There have been no other significant changes to the Company’s exposure to market risk as disclosed in the Company’s 2012 Annual Report filed on Form 10-K.

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

Beginning in August 2010, a series of civil lawsuits were initiated in several U.S. federal courts alleging that certain manufacturers of polyurethane foam products and competitors of the Company’s carpet underlay division had engaged in price fixing in violation of U.S. antitrust laws. The Company has been named as a defendant in a number of the individual cases (the first filed on August 26, 2010), as well as in two consolidated amended class action complaints, the first filed on February 28, 2011, on behalf of a class of all direct purchasers of polyurethane foam products, and the second filed on March 21, 2011, on behalf of a class of indirect purchasers. All pending cases in which the Company has been named as a defendant have been filed in or transferred to the U.S. District Court for the Northern District of Ohio for consolidated pre-trial proceedings under the name In re: Polyurethane Foam Antitrust Litigation, Case No. 1:10-MDL-02196.

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

10.1
Amendment No. 1 to Credit Agreement dated as of  October 10, 2013 by and among the Company and certain of its subsidiaries, as Borrowers, Wells Fargo Bank, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the other lenders party thereto.

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

MOHAWK INDUSTRIES, INC.
(Registrant)

Dated:	November 4, 2013	By:	/s/ Jeffrey S. Lorberbaum
JEFFREY S. LORBERBAUM
Chairman and Chief Executive Officer
(principal executive officer)

Dated:	November 4, 2013	By:	/s/ Frank H. Boykin
FRANK H. BOYKIN
Chief Financial Officer
(principal financial officer)