Form 10-K
period 2013-12-31
MOHAWK INDUSTRIES INC
filed 2014-02-28
CIK 851968

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[Mark One]

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the Common Stock of the Registrant held by non-affiliates (excludes beneficial owners of more than 10% of the Common Stock) of the Registrant (60,888,317 shares) on June 28, 2013 (the last business day of the Registrant’s most recently completed fiscal second quarter) was $6,849,326,779. The aggregate market value was computed by reference to the closing price of the Common Stock on such date.

Number of shares of Common Stock outstanding as of February 21, 2014: 72,704,821 shares of Common Stock, $.01 par value.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the 2014 Annual Meeting of Stockholders-Part III.

PART I

Item 1.	Business
General

Mohawk Industries, Inc. (“Mohawk” or the “Company”) is a leading global flooring manufacturer that creates products to enhance residential and commercial spaces around the world. The Company's vertically integrated manufacturing and distribution processes provide competitive advantages in carpet, rugs, ceramic tile, laminate, wood, stone and vinyl flooring. The Company's industry-leading innovation has yielded products and technologies that differentiate its' brands in the marketplace and satisfy all flooring related remodeling and new construction requirements. The Company's brands are among the most recognized in the industry and include American Olean®, Bigelow®, Daltile®, Durkan®, Karastan®, Kerama Marazzi®, Lees®, Marazzi®, Mohawk®, Pergo®, Quick-Step® and Unilin®. During the past decade, the Company has transformed its business from an American carpet manufacturer into the world's largest flooring company with operations in Australia, Brazil, Canada, China, Europe, India, Malaysia, Mexico, Russia and the United States. The Company had annual net sales in 2013 of $7.3 billion. Approximately 75% of this amount was generated by sales in North America and approximately 25% was generated by sales outside North America. The Company has three reporting segments: the Carpet segment, the Ceramic segment and the Laminate and Wood segment. Selected financial information for the Carpet, Ceramic and Laminate and Wood segments, geographic net sales and the location of long-lived assets are set forth in Note 18 to the consolidated financial statements.

The Carpet segment designs, manufactures, sources, distributes and markets its carpet and rug product lines in a broad range of colors, textures and patterns for residential and commercial applications in both remodeling and new construction. In addition, the Carpet segment markets and distributes ceramic tile, laminate, hardwood, resilient floor covering, carpet pad and flooring accessories. The Carpet segment markets and distributes its flooring products under various brands, including the following brand names: Aladdin®, Bigelow®, Durkan®, Horizon®, Karastan®, Lees®, Mohawk, Mohawk ColorCenters®, Mohawk Floorscapes®, Mohawk Home®, Portico® and SmartStrand® which it sells through independent floor covering retailers, home centers, mass merchandisers, department stores, shop at home, buying groups, commercial dealers and commercial end users. Some products are also marketed through private labeling programs. The Carpet segment’s soft surface operations are vertically integrated from the extrusion of resin and recycled post-consumer plastics to the manufacturing and distribution of finished carpets and rugs.

The Ceramic segment designs, manufactures, sources, distributes and markets a broad line of ceramic tile, porcelain tile and natural stone products used in the residential and commercial markets for both remodeling and new construction. In addition, the Ceramic segment sources, markets and distributes other tile related products. The Ceramic segment markets and distributes its products under various brands, including the following brand names: American Olean , Daltile, Kerama Marazzi, Marazzi and Ragno which it sells through independent distributors, home center retailers, individual floor covering retailers, ceramic specialists, commercial dealers and commercial end users. The Ceramic segment operations are vertically integrated from the production of raw material for body and glaze preparation to the manufacturing and distribution of ceramic and porcelain tile.

The Laminate and Wood segment designs, manufactures, sources, licenses, distributes and markets laminate and hardwood flooring used primarily in the residential market for both remodeling and new construction. In addition, the Laminate and Wood segment developed the patented UNICLIC® glueless installation system and a variety of other new technologies, such as beveled edges, multiple length planks and new surface and finish features from which the Company generates licensing revenue. The Laminate and Wood segment acquired the fold down patent through the acquisition of Pergo. The Laminate and Wood segment markets and distributes its flooring products under various brands, including the following brand names: Columbia Flooring®, Century Flooring®, Mohawk®, Pergo®, Quick-Step® and Unilin® which it sells through retailers, independent distributors and home centers. In Europe, the Laminate and Wood segment also produces roofing elements, insulation boards, medium-density fiberboard ("MDF"), chipboards and other wood products.
Recent Acquisitions
On January 10, 2013, the Company completed its purchase of Pergo, a leading manufacturer of laminate flooring in the U.S. and the Nordic countries. The total value of the acquisition was approximately $145 million. Pergo complements the Company's specialty distribution network in the U.S., leverages its geographic position in Europe, expands its geographic reach to the Nordic countries and India and enhances its patent portfolio. The acquisition's results and purchase price allocation have been included in the condensed consolidated financial statements since the date of the acquisition.

On April 3, 2013, the Company completed the acquisition of Marazzi, a global manufacturer, distributor and marketer of ceramic tile. The total value of the acquisition was approximately $1.5 billion. The Marazzi acquisition makes the Company a global leader in ceramic tile. The addition of Marazzi will allow the Company to expand its U.S. distribution, source ceramic tile from Europe, and provide industry leading innovation and design to all of its global ceramic customers. The acquisition will provide opportunities to improve performance by leveraging best practices, operational expertise, product innovation and manufacturing assets across the enterprise. The acquisition's results and a preliminary purchase price allocation have been included in the condensed consolidated financial statements since the date of the acquisition.
On May 3, 2013, the Company completed the acquisition of Spano, a Belgian chipboard manufacturer. The total value of the acquisition was approximately $160 million. Spano extends the Laminate and Wood segment's customer base into new channels of distribution and adds technical expertise and product knowledge which the Company can leverage. The synergies between the Laminate and Wood segment and Spano create opportunities to optimize manufacturing assets and processes, raw materials and operational efficiencies. The acquisition's results and a preliminary purchase price allocation have been included in the condensed consolidated financial statements since the date of the acquisition.
Sales and Distribution
Carpet Segment
Through its Carpet segment, the Company designs, manufactures, sources, distributes and markets thousands of styles of carpet and rugs in a broad range of colors, textures and patterns. In addition, the Carpet segment markets and distributes ceramic tile, laminate, hardwood, resilient floor covering, carpet pad and flooring accessories. The Carpet segment positions product lines in all price ranges and emphasizes quality, style, performance and service. The Carpet segment markets and distributes its product lines to independent floor covering retailers, home centers, mass merchandisers, department stores, shop at home, buying groups, commercial dealers and commercial end users. Some products are also marketed through private labeling programs. Sales to residential customers represent a significant portion of the total industry and the majority of the segment's carpet and rug sales.
The Company has positioned its residential carpet and rug brand names across all price ranges. The Mohawk, Horizon, SmartStrand and Karastan brands are positioned to sell primarily in the medium-to-high retail price channels in the residential broadloom and rug markets. These lines have substantial brand name recognition among carpet dealers and retailers, with the Karastan and Mohawk brands having among the highest consumer recognition in the industry. Karastan is a leader in the high-end market. The Aladdin and Mohawk Home brands compete primarily in the value retail price channel. The Portico and Properties® brand names compete primarily in the builder and multi-family markets, respectively. The Company markets its hard surface product lines, which include Mohawk Ceramic, Mohawk Hardwood, Mohawk Laminate, Mohawk luxury vinyl tile ("LVT") and Congoleum, across all price ranges.
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
The Company produces and markets its commercial broadloom and modular carpet tile under various brands including: Bigelow, Lees, and Karastan Contract. It markets its hospitality carpet under the Durkan brand. The commercial customer base is divided into several channels: corporate office space, education institutions, healthcare facilities, retail space and institutional and government facilities. Different purchase decision makers and decision-making processes exist for each channel.
The Company’s sales forces are generally organized by product type and sales channels in order to best serve each type of customer. Product delivery to dealers is done predominantly on Mohawk trucks operating from strategically positioned warehouses/cross-docks that receive inbound product directly from the source of manufacture.
Ceramic Segment
The Ceramic segment designs, manufactures, sources, distributes and markets a broad line of ceramic tile, porcelain tile and natural stone products. Products are distributed through various distribution channels including independent distributors, home center retailers, Company-operated service centers and distribution centers that sell to floor covering retailers, ceramic specialists and commercial dealers, Kerama Marazzi brand stores and directly to commercial end users. The business is organized to address the specific customer needs of each distribution channel with dedicated sales forces that support the various channels.

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
The Ceramic segment markets its products under the American Olean, Dal-Tile, Kerama Marazzi, Marazzi and Ragno brand names. These brands are supported by a fully integrated marketing program, displays, merchandising boards, literature/catalogs and internet websites. Innovative design, quality and response to changes in customer preference enhances the recognition in the marketplace. The Company is focused on sales growth opportunities through innovative products and programs in both the residential and commercial channels for both remodeling and new construction.
The Ceramic segment utilizes various distribution methods including regional distribution centers, service centers and direct shipping and customer pick-up from manufacturing facilities. The Company’s sales forces are generally organized by product type and sales channels in order to best serve each type of customer. The Company believes its distribution methods provide high-quality customer service and enhance its ability to plan and manage inventory requirements.
Laminate and Wood Segment
The Laminate and Wood segment designs, manufactures, sources, licenses, distributes and markets laminate and hardwood flooring. It also designs and manufactures roofing elements, insulation boards, MDF, chipboards and other wood products in Europe. Products are distributed through separate distribution channels consisting of retailers, independent distributors and home centers. The Laminate and Wood segment's U.S. operations also manufacture Mohawk branded laminate and hardwood flooring, which sells through the Carpet segment's channels and also directly through home centers and mass merchandisers. The majority of the Laminate and Wood segment's laminate sales are for residential replacement. The business is organized to address the specific customer needs of each distribution channel.
The Laminate and Wood segment markets and sells laminate and hardwood flooring products under the Quick-Step, Columbia Flooring, Century Flooring, Mohawk and Pergo® brands. The Laminate and Wood segment also sells private label laminate and hardwood flooring products. The Company believes Quick-Step and Pergo are leading brand names in the U.S. and European flooring industry. In addition, the Laminate and Wood segment markets and sells insulation boards in Europe. The segment also licenses its UNICLIC and Pergo intellectual property to floor manufacturers throughout the world.
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
Manufacturing and Operations
Carpet Segment
The Company’s carpet and rug manufacturing operations are vertically integrated and include the extrusion of triexta, polyester, nylon and polypropylene resins, as well as recycled post-consumer plastics into fiber. The Carpet segment is also vertically integrated in fiber and yarn processing, backing manufacturing, tufting, weaving, dyeing, coating and finishing. The Carpet segment continues to invest in capital expenditures, principally in state-of-the-art equipment, to transition from legacy fibers, support market growth, increase manufacturing efficiency and improve overall cost competitiveness.
Ceramic Segment
The Company’s tile manufacturing operations are vertically integrated from the production of raw material for body and glaze preparation to the manufacturing and distribution of ceramic and porcelain tile. The Company believes that its manufacturing organization offers competitive advantages due to its ability to manufacture a differentiated product line consisting of one of the industry’s broadest product offerings of colors, textures and finishes and its ability to utilize the industry’s newest technology, as well as the industry’s largest offering of trim and angle pieces. In addition, the Ceramic segment also imports or sources a portion of its product to supplement its product offerings. The Ceramic segment continues to invest in capital expenditures, principally in state-of-the-art equipment, to increase manufacturing capacity, improve efficiency, meet the growing demand for its innovative products and develop new capabilities.

Laminate and Wood Segment
The Company’s laminate flooring manufacturing operations are vertically integrated including high-density fiberboard (“HDF”) production, paper impregnation, short-cycle pressing, cutting and milling. The European operations also include resin production. The Laminate and Wood segment has state-of-the-art equipment that results in competitive manufacturing in terms of cost and flexibility. In addition, the Laminate and Wood segment has significant manufacturing capability for both engineered and prefinished solid wood flooring. The Laminate and Wood segment continues to invest in capital expenditures, including new plants and state-of-the-art equipment, to increase manufacturing capacity, improve efficiency and develop new capabilities including state-of-the-art, fully integrated LVT production which will leverage the Company's proven track record of bringing innovative and high-quality products to the market. The manufacturing facilities for roofing elements, insulation boards, MDF, chipboards and other wood products in the Laminate and Wood segment are all configured for cost-efficient manufacturing and production flexibility and are competitive in the European market.
Raw Materials and Suppliers
Carpet Segment
The principal raw materials used in the production of carpet and rugs are nylon, triexta, polyester, polypropylene, recycled post-consumer plastics, synthetic backing materials, latex and various dyes and chemicals, all of which are petroleum based. Major raw materials used in the Company’s manufacturing process are available from independent sources, and the Company obtains most of its externally purchased fibers and resins from nine major suppliers. If these suppliers were unable to satisfy the requirements, the Company believes that alternative supply arrangements would be available. Although the market for carpet raw materials is sensitive to temporary disruptions, the carpet and rug business has not experienced a significant shortage of raw materials in recent years.
Ceramic Segment
The principal raw materials used in the production of ceramic tile are clay, talc, industrial minerals and glazes. The Company has long-term clay mining rights in the U.S. and Russia that satisfy a significant amount of its clay requirements for producing quarry tile. The Company purchases a number of different grades of clay for the manufacture of its non-quarry tile. The Company has entered into long-term supply agreements for a portion of its talc requirements. Glazes are used on a significant percentage of manufactured tiles. Glazes consist of frit (ground glass), zircon, stains and other materials, with frit being the largest ingredient. The Company manufactures a significant amount of its frit requirements. The Company believes that there is an adequate supply of all grades of clay, talc and industrial minerals that are readily available from a number of independent sources. If these suppliers were unable to satisfy the requirements, the Company believes that alternative supply arrangements would be available.
Laminate and Wood Segment
The principal raw materials used in producing boards, laminate and hardwood flooring are wood, paper, resins, coatings and stains. Wood supply is a very fragmented market in Europe. The Company has long-standing relationships with numerous suppliers. These suppliers provide a wide variety of wood species, varying from fresh round wood to several kinds of by-products of sawmills and recycled wood, giving the Company a cost-effective and secure supply of raw material. In the U.S., the Company has a long-term contract with a contiguously located lumber company that supplies most of its total needs for HDF board production. The supply of various species of hardwoods and hardwood veneers used in the production of solid wood and engineered flooring is both localized and global.
Major manufacturers supply the papers required in the laminate flooring business.. The Company processes most of the paper impregnation internally in its laminate flooring facilities. In Europe, the resins for paper impregnation are manufactured by the Company, which permits greater control over the laminate flooring manufacturing process. The Company buys the balance of its resin requirements from a number of companies. The Company believes there are ample sources of supply of paper and resin located within a reasonable distance of the Laminate and Wood segment’s facilities.
Industry and Competition
The Company is the largest flooring manufacturer in a fragmented industry composed of a wide variety of companies from small privately held firms to large multinationals. In 2012, the U.S. floor covering industry reported $18.8 billion in sales, up 4.8% over 2011's sales of $17.9 billion. In 2012, the primary categories of flooring in the U.S., based on sales, were carpet and rug (52%), resilient and rubber (14%), ceramic tile (13%), hardwood (10%), stone (6%) and laminate (5%). In 2012, the primary categories of flooring in the U.S., based on square feet, were carpet and rug (56%), resilient and rubber (19%), ceramic tile (12%), hardwood (6%), laminate (5%) and stone (2%). In 2011, the world floor covering industry reported $194.8 billion in sales. In 2011, the primary categories of flooring throughout the world, based on square meters, were ceramic tile (36%), carpet and rug (27%), resilient and rubber (13%), hardwood (8%), laminate (7%) and other nonresilient (8%). Each of these categories is influenced by the residential builder and homeowner remodeling markets, housing starts and housing resales, average house size and home ownership. In addition, the level of sales in the floor covering industry is influenced by consumer confidence, spending for durable goods, interest rates and availability of credit, turnover in housing, the condition of the residential and commercial construction industries and the overall strength of the economy.
The principal methods of competition within the floor covering industry generally are service, style, quality, price, product innovation and technology. In each of the markets, price and market coverage are particularly important because there is limited differentiation among competing product lines. The Company’s investments in manufacturing equipment, computer systems and distribution network, as well as the Company’s marketing strategy, contribute to its ability to compete on the basis of performance, quality, style and service, rather than just price.
Carpet Segment
The carpet and rug industry is highly competitive. Based on industry publications, the top five North American carpet and rug manufacturers (including their North American and foreign divisions) in 2012 had carpet and rug sales in excess of $6.8 billion of the over $10.6 billion market. The Company believes it is the second largest producer of carpets and rugs (in terms of sales dollars) in the world based on its 2012 net sales.
Ceramic Segment
The ceramic tile industry is significantly more fragmented than the carpet industry. The Company faces competition in the ceramic tile flooring channel from a large number of foreign and domestic manufacturers who all compete for sales of ceramic tile to customers. The Company believes it is the largest manufacturer, distributor and marketer of ceramic tile in the world.
Laminate and Wood Segment
The Company faces competition in the laminate and hardwood flooring channel from a large number of domestic and foreign manufacturers. The Company believes it is one of the largest manufacturers, distributors and licensors of laminate flooring in the world, with a focus on high-end products. The Company believes it is one of the largest manufacturers and distributors of hardwood flooring in the U.S. In addition, the Company believes it has a competitive advantage in the laminate flooring channel as a result of the Laminate and Wood segment’s industry leading design, patented technologies and brands, which allow the Company to distinguish its laminate and hardwood flooring products in the areas of finish, quality, installation and assembly.
Patents and Trademarks
Intellectual property is important to the Company’s business, and the Company relies on a combination of patent, copyright, trademark and trade secret laws to protect its interests.
The Company uses several trademarks that it considers important in the marketing of its products, including Aladdin, American Olean, Bigelow, Century Flooring, Columbia Flooring, Dal-Tile, Duracolor®, didit, Durkan, Elka®, Everset fibers®, Horizon, Karastan, Kerama Marazzi, Lees, Marazzi, Mohawk, Mohawk ColorCenter, Mohawk Floorscapes, Mohawk GreenWorks®, Mohawk Home, Pergo, Portico, PureBond®, Quick-Step, Ragno, SmartStrand, Ultra Performance System®, UNICLIC, UNILIN®, Utherm® and Wear-Dated®. These trademarks represent innovations that highlight competitive advantages and provide differentiation from competing brands in the market.
The Laminate and Wood segment owns a number of important patent families in Europe and the U.S. some of which the Company licenses to manufacturers and distributors throughout the world. The most important of these patent families is the UNICLIC family, which include the snap, pretension, clearance and the beveled edge patent. The UNICLIC family of patents is expected to expire in 2017. The Company continues to explore additional opportunities to generate revenue from its patent portfolio including, potential licensing opportunities related to Pergo's “clicking” technology. The Company believes potential revenue from newly acquired intellectual property along with other ongoing innovations will partially offset the impact of the future expiration of the UNICLIC family patents. The licensing revenue from patents included in the Laminate and Wood segment's results were approximately €87 million and €80 million in 2013 and 2012, respectively. The licensing revenue from patents generated in the Laminate and Wood segment's operations is partially offset by various expenses such as amortization, developing new technologies, filing new patents, supporting existing patents, defending patent lawsuits, collection and auditing of receivables, bad debt and other administrative activities. The Company continues to build upon these patents, trademarks and its proven innovation in pursuing growth opportunities.

Sales Terms and Major Customers
The Company’s sales terms are substantially the same as those generally available throughout the industry. The Company generally permits its customers to return products purchased from it within specified time periods from the date of sale, if the customer is not satisfied with the quality of the product.
During 2013, no single customer accounted for more than 10% of total net sales, and the top 10 customers accounted for less than 20% of the Company’s net sales. The Company believes the loss of one major customer would not have a material adverse effect on its business.
Employees
As of December 31, 2013, the Company employed approximately 32,100 persons consisting of approximately 23,100 in North America, approximately 4,500 in Europe, approximately 3,400 in Russia, approximately 1,000 in Malaysia and approximately 100 in various other countries. The majority of the Company’s European and Mexican manufacturing employees are members of unions. Most of the Company’s U.S. employees are not a party to any collective bargaining agreement. Additionally, the Company has not experienced any strikes or work stoppages in recent years. The Company believes that its relations with its employees are good.
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

The floor covering industry is sensitive to changes in general economic conditions, such as consumer confidence and income, corporate and government spending, interest rate levels, availability of credit and demand for housing. The downturn in the U.S. and global economies, along with the residential and commercial markets in such economies, negatively impacted the floor covering industry and the Company’s business. Although these difficult economic conditions have improved, there may be additional downturns that could cause the industry to deteriorate in the future. Further, significant or prolonged declines in such economies could have a material adverse effect on the Company’s business.

The downturn in the U.S. and global economies, along with the residential and commercial markets in such economies, negatively impacted the floor covering industry and the Company’s business. The Company derives a majority of its sales from the replacement segment of the market, followed by sales associated with new construction activities. Although the impact of a decline in new construction activity is typically accompanied by an increase in remodeling and replacement activity, these activities lagged during the downturn. Although the difficult economic conditions have improved in the U.S., European and other markets have not recovered as quickly and there may be additional downturns that could cause the industry to deteriorate in the foreseeable future. A significant or prolonged decline in residential or commercial remodeling or new construction activity could have a material adverse effect on the Company’s business and results of operations.

The Company may be unable to predict customer preferences or demand accurately, or to respond to technological developments.
The Company operates in a market sector where demand is strongly influenced by rapidly changing customer preferences as to product design and technical features. Failure to quickly and effectively respond to changing customer demand or technological developments could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

Changes in the global economy could affect the Company’s overall availability and cost of credit.

Despite recent improvement in overall economic conditions in the U.S., continued weakness elsewhere in the world or changes in market conditions could impact the Company’s ability to obtain financing in the future, including any financing necessary to refinance existing indebtedness. The cost and availability of credit during uncertain economic times could have a material adverse effect on the Company’s financial condition and operating results.

Further, these negative economic and business conditions may factor into the Company’s periodic credit ratings assessment by Moody’s Investors Service, Inc. ("Moody's"), Standard & Poor’s Financial Services, LLC ("S&P") and Fitch, Inc. A rating agency’s evaluation is based on a number of factors, which include scale and diversification, brand strength, profitability, leverage, liquidity and interest coverage. Any future downgrades in the Company’s credit ratings could increase the cost of its existing credit and could adversely affect the cost of and ability to obtain additional credit in the future. Each downgrade of the Company’s credit rating by Moody's or S&P would increase interest expense on the Company’s senior unsecured $900.0 million notes by 25 basis points. The Company can provide no assurances that downgrades will not occur.

If the Company were unable to meet certain covenants contained in its existing credit facilities, it may be required to repay borrowings under the credit facilities prior to their maturity and may lose access to the credit facilities for additional borrowings that may be necessary to fund its operations and growth strategy.

On July 8, 2011, the Company entered into a $900.0 million, 5-year, senior, secured revolving credit facility (the "2011 Senior Credit Facility"). On January 20, 2012, the Company entered into an amendment to the 2011 Senior Credit Facility that provided for an incremental term loan facility in the aggregate principal amount of $150.0 million. On September 25, 2013, the Company entered into a $1,000.0 million, 5-year, senior revolving credit facility (the "2013 Senior Credit Facility") and terminated the 2011 Senior Credit Facility, including the term loan, which was originally set to mature on July 8, 2016. As of December 31, 2013, the amount utilized under the 2013 Senior Credit Facility including the term loan was $458.5 million resulting in a total of $541.5 million available under the 2013 Senior Credit Facility. The amount utilized included $364.0 million of borrowings, $46.8 million of standby letters of credit guaranteeing the Company’s industrial revenue bonds and $47.7 million of standby letters of credit related to various insurance contracts and foreign vendor commitments. In addition, on December 19, 2012, the Company entered into a three-year on-balance sheet U.S. trade accounts receivable securitization agreement (the "Securitization Facility") that allows the Company to borrow up to $300 million based on available accounts receivable and is secured by the Company's U.S. trade accounts receivable. At December 31, 2013, the amount utilized under the Securitization Facility was $300.0 million.

During the term of the credit facilities, if the Company’s cash flow is worse than expected or the U.S. trade accounts receivables are lower than expected, the Company may need to refinance all or a portion of its indebtedness through a public and/or private debt offering or a new bank facility and may not be able to do so on terms acceptable to it, or at all. If the Company is unable to access debt markets at competitive rates or in sufficient amounts due to credit rating downgrades, market volatility, market disruption, or weakness in the Company's businesses, the Company’s ability to finance its operations or repay existing debt obligations may be materially and adversely affected.

Additionally, the credit facilities include certain affirmative and negative covenants that impose restrictions on the Company’s financial and business operations, including limitations on liens, indebtedness, investments, fundamental changes, asset dispositions, dividends and other similar restricted payments, transactions with affiliates, payments and modifications of certain existing debt, future negative pledges, and changes in the nature of the Company’s business. In addition, the 2013 Senior Credit Facility requires the Company to maintain a Consolidated Interest Coverage Ratio of at least 3.0 to 1.0 and a Consolidated Net Leverage Ratio of no more than 3.75 to 1.0. A failure to comply with the obligations contained in our current or future credit facilities or indentures relating to our outstanding public debt could result in an event of default or an acceleration of debt under other instruments that may contain cross-acceleration or cross-default provisions. We cannot be certain that we would have, or be able to obtain, sufficient funds to make these accelerated payments.

The 2013 Senior Credit Facility is scheduled to mature on September 25, 2018. However, the maturity date will accelerate, resulting in the acceleration of any unamortized deferred financing costs, to October 16, 2015, if on that date any of the Company's 6.125% notes due January 15, 2016 remains outstanding and the Company has not delivered to the Administrative Agent a certificate demonstrating that, after giving pro forma effect to the repayment in cash in full on that date of all of the 6.125% notes that remain outstanding, the amount the Company would be permitted to draw under the 2013 Senior Credit Facility, together with the aggregate consolidated amount of unrestricted cash and cash equivalents of the Company, would exceed $200.0 million.  While there can be no assurance, the Company currently believes that if any of the 6.125% notes remains outstanding on October 16, 2015, the amount the Company would be permitted to draw under the 2013 Senior Credit Facility, together with the aggregate consolidated amount of the Company’s unrestricted cash and cash equivalents, would exceed $200.0 million on October 16, 2015.

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

The principal raw materials used in the Company’s manufacturing operations include nylon, polypropylene, triexta and polyester resins and fibers, which are used primarily in the Company’s carpet and rugs business; clay, talc, nepheline syenite and glazes, including frit (ground glass), zircon and stains, which are used exclusively in the Company’s ceramic tile business; and wood, paper, and resins which are used primarily in the Company’s wood and laminate flooring business. In addition, the Company sources finished goods as well. For certain of such raw materials and sourced products, the Company is dependent on one or a small number of suppliers. An adverse change in the Company’s relationship with such a supplier, the financial condition of such a supplier or such supplier’s ability to manufacture or deliver such raw materials or sourced products to the Company could lead to an interruption of supply or require the Company to purchase more expensive alternatives. An extended interruption in the supply of these or other raw materials or sourced products used in the Company’s business or in the supply of suitable substitute materials or products would disrupt the Company’s operations, which could have a material adverse effect on the Company’s business.

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

The Company relies on information systems in managing the Company’s operations and any system failure or deficiencies of such systems may have an adverse effect on the Company’s business.
The Company’s businesses rely on sophisticated inventory systems to obtain, rapidly process, analyze and manage data. The Company relies on these systems to, among other things:

•	facilitate the purchase, management and distribution of inventory items;

•	manage and monitor the daily operations of our distribution network;

•	receive, process and ship orders on a timely basis;

•	manage accurate billing to customers; and

•	control logistics and quality control for our retail operations.

In our business, we rely on information management systems to monitor the daily operation of points of sale controlled and managed by us and to maintain accurate and up-to-date operating and financial data for the compilation of management information. We rely on our computer hardware, software and network for the storage, delivery and transmission of data to our sales and distribution systems. In addition, certain of our production processes are managed and conducted by computer. Any damage by unforeseen events or system failure which causes interruptions to the input, retrieval and transmission of data or increase in the service time, whether caused by human error, natural disasters, power loss, computer viruses, intentional acts of vandalism or otherwise, could disrupt our normal operations. There can be no assurance that we can effectively carry out our disaster recovery plan to handle the failure of our information systems, or that we will be able to restore our operational capacity within sufficient time to avoid material disruption to our business. The occurrence of any of these events could cause unanticipated disruptions in service, decreased customer service and customer satisfaction and harm to our reputation, which could result in loss of customers, increased operating expenses and financial losses. Any such events could in turn have a material adverse effect on our business, financial condition, results of operations, and prospects.

The Company may experience certain risks associated with acquisitions, joint ventures and strategic investments.

The Company intends to grow its business through a combination of organic growth and acquisitions. Growth through acquisitions involves risks, many of which may continue to affect the Company after the acquisition. The Company cannot give assurance that an acquired company will achieve the levels of revenue, profitability and production that the Company expects. Acquisitions may require the issuance of additional securities or the incurrence of additional indebtedness, which may dilute the ownership interests of existing security holders or impose higher interest costs on the Company.

The Company may also face challenges in consolidating functions, integrating the Company’s organizations, procedures, operations and product lines in a timely and efficient manner and retaining key personnel. These challenges include:

•	maintaining executive offices in different locations;

•	manufacturing and selling different types of products through different distribution channels;

•	conducting business from various locations;

•	maintaining different operating systems and software on different computer hardware; and

•	providing different employment and compensation arrangements for employees.

Failure to successfully manage and integrate an acquisition with the Company’s existing operations could lead to the potential loss of customers of the acquired business, the potential loss of employees who may be vital to the new operations, the potential loss of business opportunities or other adverse consequences that could have a material adverse effect on the Company’s business, financial condition and results of operations. Even if integration occurs successfully, failure of the acquisition to achieve levels of anticipated sales growth, profitability or productivity, or otherwise perform as expected, may result in goodwill or other asset impairments or otherwise have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The Company's international activities are significant to its manufacturing capacity, revenues and profits, and the Company is further expanding internationally. The Company sells products, operates plants and invests in companies around the world. Currently, the Company's Laminate and Wood segment has significant operations in Europe, Russia, Malaysia and Australia and the Company's Ceramic segment has significant operations in Europe, Russia and Mexico. In addition, the Company has invested in joint ventures in Brazil related to laminate flooring and China related to ceramic tile. The business, regulatory and political environments in these countries differ from those in the U.S. The Company’s international sales, operations and investments are subject to risks and uncertainties, including:

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

The Company cannot assure investors that it will succeed in developing and implementing policies and strategies to counter the foregoing factors effectively in each location where the Company does business, and, therefore that the foregoing factors will not have a material adverse effect on the Company’s operations or upon its financial condition and results of operations.

The Company has significant operations in emerging markets, including Russia and, to a lesser extent, China, Mexico and Brazil, and, therefore, has exposure to doing business in potentially unstable areas of the world.
Operations in emerging markets are subject to greater risk than more developed markets, including in some cases significant legal, economic and political risks. Market conditions and the political structures that support them are subject to rapid change in these economies, and the Company may not be able to react quickly enough to protect its assets and business operations. In particular, Russia and each of the other developing markets in which the Company operates may be characterized by one or more of the following:
•heavy state control of natural resources and energy supplies;
•state ownership of transportation and supply chain assets;
•high protective tariffs and inefficient customs processes;
•complex and conflicting laws and regulations, which may be inconsistently or arbitrarily enforced;
•underdeveloped infrastructure;
•high incidences of corruption in state regulatory agencies;
•high crime rates;
•volatile inflation;
•widespread poverty and resulting political instability;
•immature legal and banking systems; and
•uncertainty with respect to title to real and personal property.
Changes in any one or a combination of these factors could have a material adverse affect on the Company’s operations, financial condition and prospects.

Negative tax consequences could materially and adversely affect the Company's business, financial condition, cash flows or results of operations.

The Company is subject to the tax laws of the many jurisdictions in which we operate. These tax laws are complex, and the manner in which they apply to our facts is sometimes open to interpretation. In calculating the provision for income taxes, we must make judgments about the application of these inherently complex tax laws. Our domestic and international tax liabilities are largely dependent upon the distribution of profit before tax among these many jurisdictions. However, it also includes estimates of additional tax which may be incurred for tax exposures and reflects various estimates and assumptions, including assessments of future earnings of the Company that could impact the valuation of our deferred tax assets. Our future results of operations and tax liability could be adversely affected by changes in the effective tax rate as a result of a change in the mix of earnings in countries with differing statutory tax rates, changes in the overall profitability of the Company, changes in tax legislation and rates, changes in generally accepted accounting principles, changes in the valuation of deferred tax assets and liabilities, changes in the amount of earnings permanently reinvested offshore, the results of audits and examinations of previously filed tax returns, and ongoing assessments of our tax exposures.

The Company has been, and in the future may be, subject to costs, liabilities and other obligations under existing or new laws and regulations, which could have a material adverse effect on the Company’s business.

The Company and its customers and suppliers are subject to increasingly numerous and complex laws, regulations and licensing requirements in each of the jurisdictions in which the Company conducts business. The Company faces risks and uncertainties related to compliance with such laws and regulations. In addition, new laws and regulations may be enacted in the U.S. or abroad that may require the Company to incur additional personnel-related, environmental, or other costs on an ongoing basis, such as recently enacted healthcare legislation in the United States.

Further, the Company’s operations are subject to various environmental, health and safety laws and regulations, including those governing air emissions, wastewater discharges, and the use, storage, treatment, recycling and disposal of materials and finished product. The applicable requirements under these laws are subject to amendment, to the imposition of new or additional requirements and to changing interpretations of agencies or courts. The Company could incur material expenditures to comply with new or existing regulations, including fines and penalties and increased costs of its operations. For example, our manufacturing facilities may become subject to further limitations on the emission of “greenhouse gases” due to public policy concerns regarding climate change issues or other environmental or health and safety concerns. While the form of any additional regulations cannot be predicted, a “cap-and-trade” system similar to the system that applies to our businesses in the European Union could be adopted in the United States. The Company’s manufacturing processes use a significant amount of energy, especially natural gas. Any such “cap-and-trade” system or other limitations imposed on the emission of “greenhouse gases” could require us to increase our capital expenditures, use our cash to acquire emission credits or restructure our manufacturing operations, which could have a material adverse affect on our operating results, financial condition and liquidity.

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

The future success and competitive position of certain of the Company’s businesses, particularly the Company’s laminate flooring business, depend in part upon the Company’s ability to obtain, maintain and license proprietary technology used in the Company’s principal product families. The Company relies, in part, on the patent, trade secret and trademark laws of the U.S., countries in the European Union and elsewhere, as well as confidentiality agreements with some of the Company’s employees, to protect that technology.

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

The Company generates license revenue from certain patents in the UNICLIC and Pergo families that are not expected to expire until 2017 and 2021, respectively. The Company continues to develop new sources of revenue to offset the expiration of its UNICLIC and Pergo family of patents. The failure to develop alternative revenues could have a material adverse effect on the Company’s business.

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

Third parties may claim that the Company infringed their intellectual property or proprietary rights, which could cause it to incur significant expenses or prevent it from selling the Company’s products.

In the past, third parties have claimed that certain technologies incorporated in the Company’s products infringe their patent rights. The Company cannot be certain that the Company’s products do not and will not infringe issued patents or other intellectual property rights of others. Historically, patent applications in the U.S. and some foreign countries have not been publicly disclosed until the patent is issued (or, in some recent cases, until 18 months following submission), and the Company may not be aware of currently filed patent applications that relate to the Company’s products or processes. If patents are later issued on these applications, the Company may be liable for infringement.

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
The Company owns a 0.2 million square foot headquarters office in Calhoun, Georgia on an eight-acre site. The Company also owns a 2.1 million square foot manufacturing facility located in Dalton, Georgia and a 1.4 million square foot manufacturing facility in Glasgow, Virginia used by the Carpet segment; a 2.4 million square foot manufacturing facility located in Orel, Russia, a 1.7 million square foot manufacturing facility located in Monterey, Mexico, a 1.4 million square foot manufacturing facility located in Sunnyvale, Texas and a 0.8 million square foot manufacturing facility located in Sassuolo, Italy used by the Ceramic segment; and a 2.1 million square foot manufacturing property and a 1.1 million square foot manufacturing facility located in Wielsbeke, Belgium, a 1.2 million square foot manufacturing facility in Oostrozebeke,

Belgium and a 0.5 million square foot manufacturing facility located in Thomasville, North Carolina used by the Laminate and Wood segment.
The following table summarizes the Company’s facilities both owned and leased for each segment in square feet (in millions):

	Carpet Segment		Ceramic Segment		Laminate and Wood Segment
Primary Purpose	Owned	Leased	Owned	Leased	Owned	Leased
Manufacturing	17.4	—	14.1	1.0	10.7	0.7
Selling and Distribution	3.7	4.9	4.8	8.1	0.1	0.3
Other	0.6	0.1	6.1	0.7	0.1	—
Total	21.7	5.0	25.0	9.8	10.9	1.0
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

Beginning in August 2010, a series of civil lawsuits were initiated in several U.S. federal courts alleging that certain manufacturers of polyurethane foam products and competitors of the Company’s carpet underlay division had engaged in price fixing in violation of U.S. antitrust laws. The Company has been named as a defendant in a number of the individual cases (the first filed on August 26, 2010), as well as in two consolidated amended class action complaints (the first filed on February 28, 2011) on behalf of a class of all direct purchasers of polyurethane foam products, and the second filed on March 21, 2011, on behalf of a class of indirect purchasers. All pending cases in which the Company has been named as a defendant have been filed in or transferred to the U.S. District Court for the Northern District of Ohio for consolidated pre-trial proceedings under the name In re: Polyurethane Foam Antitrust Litigation, Case No. 1:10-MDL-02196.

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

Market for the Common Stock
The Company’s common stock, $0.01 par value per share (the “Common Stock”), is quoted on the New York Stock Exchange (“NYSE”) under the symbol “MHK.” The table below shows the high and low sales prices per share of the Common Stock as reported on the NYSE Composite Tape, for each fiscal period indicated.

	Mohawk Common Stock
	High	Low
2012
First Quarter	$68.16	57.62
Second Quarter	75.44	60.21
Third Quarter	82.76	64.22
Fourth Quarter	93.95	77.67
2013
First Quarter	115.32	91.30
Second Quarter	120.70	103.74
Third Quarter	134.75	108.89
Fourth Quarter	149.01	122.74
As of February 21, 2014, there were approximately 290 holders of record of Common Stock. The Company has not paid or declared any cash dividends on shares of its Common Stock since completing its initial public offering. The Company’s policy is to retain all net earnings for the development of its business, and it does not anticipate paying cash dividends on the Common Stock in the foreseeable future. The payment of future cash dividends will be at the discretion of the Board of Directors and will depend upon the Company’s profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors.
The Company’s Board of Directors has authorized the repurchase of up to 15 million shares of the Company’s outstanding common stock. Since the inception of the program in 1999, a total of approximately 11.5 million shares have been repurchased at an aggregate cost of approximately $335.2 million. All of these repurchases have been financed through the Company’s operations and banking arrangements. For the year ended December 31, 2013, the Company repurchased approximately 1 thousand shares at an average price of $123.16 per share in connection with the exercise of stock options under the Company's 2012 Incentive Plan. The Company acquired 1 thousand shares under the plan during the fourth quarter of 2013.

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
	(Amounts in thousands, except price data)
September 29, 2013 - November 2, 2013	—	$—	—	3,481
November 3, 2013 - November 30, 2013	1	137.64	—	3,480
December 1, 2013 - December 31, 2013	—	—	—	3,480
Total	1	$—	—	3,480

Item 6.	Selected Financial Data
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

	As of or for the Years Ended December 31,
	2013 (c)	2012	2011	2010	2009
	(In thousands, except per share data)
Statement of operations data:
Net sales (a)	$7,348,754	5,787,980	5,642,258	5,319,072	5,344,024
Cost of sales (a)	5,427,945	4,297,922	4,225,379	3,916,472	4,111,794
Gross profit	1,920,809	1,490,058	1,416,879	1,402,600	1,232,230
Selling, general and administrative expenses	1,373,878	1,110,550	1,101,337	1,088,431	1,188,500
Operating income	546,931	379,508	315,542	314,169	43,730
Interest expense	92,246	74,713	101,617	133,151	127,031
Other expense (income), net (b)	9,114	303	14,051	(11,630)	(5,588)
Earnings (loss) from continuing operations before income taxes	445,571	304,492	199,874	192,648	(77,713)
Income tax expense (benefit)	78,385	53,599	21,649	2,713	(76,694)
Earnings (loss) from continuing operations	367,186	250,893	178,225	189,935	(1,019)
Loss from discontinued operations, net of income tax benefit of $1,050	(17,895)	—	—	—	—
Net earnings (loss) including noncontrolling interest	349,291	250,893	178,225	189,935	(1,019)
Less: Net earnings attributable to the noncontrolling interest	505	635	4,303	4,464	4,480
Net earnings (loss) attributable to Mohawk Industries, Inc.	$348,786	250,258	173,922	185,471	(5,499)

Basic earnings (loss) from continuing operations per share	$5.11	3.63	2.53	2.66	(0.08)
Basic earnings (loss) per share attributable to Mohawk Industries, Inc.	$4.86	3.63	2.53	2.66	(0.08)

Diluted earnings (loss) from continuing operations per share	$5.07	3.61	2.52	2.65	(0.08)
Diluted earnings (loss) per share attributable to Mohawk Industries, Inc.	$4.82	3.61	2.52	2.65	(0.08)

Balance sheet data:
Working capital (includes short-term debt)	$1,764,907	1,721,397	1,296,818	1,199,699	1,474,978
Total assets	8,494,177	6,303,684	6,206,228	6,098,926	6,391,446
Long-term debt (including current portion)	2,260,008	1,382,942	1,586,439	1,653,582	1,854,479
Total stockholders’ equity	4,470,306	3,719,617	3,415,785	3,271,556	3,200,823

(a)
During 2009, the Company recognized an increased number of warranty claims related to the performance of commercial carpet tiles that used a newer carpet backing technology. As a result, the Company recorded a $121,224 carpet sales allowance and a $12,268 inventory write-off.

(b)	In 2010, the Company received $7,730 in refunds from the U.S. government in reference to settlement of customs disputes dating back to 1986.

(c)	During 2013, the Company acquired Pergo, Marazzi and Spano as discussed in Note 2 of Notes to Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company has three reporting segments: the Carpet segment, the Ceramic segment and the Laminate and Wood segment. The Carpet segment designs, manufactures, sources and markets its floor covering product lines, including carpets, ceramic tile, laminate, rugs, carpet pad, hardwood and resilient, which it distributes primarily in North America through its network of regional distribution centers and satellite warehouses using company-operated trucks, common carrier or rail transportation. The segment’s product lines are sold through various selling channels, which include independent floor covering retailers, home centers, mass merchandisers, department stores, shop at home, buying groups, commercial dealers and commercial end users. The Ceramic segment designs, manufactures, sources and markets a broad line of ceramic tile, porcelain tile, natural stone and other products, which it distributes primarily in North America, Europe and Russia through its network of regional distribution centers and Company-operated service centers using company-operated trucks, common carriers or rail transportation. The segment’s product lines are sold through Company-operated service centers, independent distributors, home center retailers, tile and flooring retailers and contractors. The Laminate and Wood segment designs, manufactures, sources, licenses and markets laminate, hardwood flooring, roofing elements, insulation boards, MDF, chipboards and other wood products, which it distributes primarily in North America and Europe through various selling channels, which include retailers, independent distributors and home centers.
Net earnings attributable to the Company were $348.8 million, or diluted EPS of $4.82 for 2013 compared to net earnings attributable to the Company of $250.3 million, or diluted EPS of $3.61 for 2012. The increase in EPS was primarily attributable to the acquisitions discussed below, increased operations productivity, higher legacy sales volume, the favorable net impact of price and product mix and lower amortization expense, partially offset by restructuring, acquisition and integration costs attributable to the acquisitions, higher input costs and losses attributable to the sale of a discontinued operation.
For the year ended December 31, 2013, the Company generated $525.2 million of cash from operating activities. As of December 31, 2013, the Company had cash and cash equivalents of $54.1 million, of which $22.8 million was in the United States and $31.3 million was in foreign countries.
Recent Acquisitions
On January 10, 2013, the Company completed its purchase of Pergo, a leading manufacturer of laminate flooring in the U.S. and the Nordic countries. The total value of the acquisition was approximately $145 million. Pergo complements the Company's specialty distribution network in the U.S., leverages its geographic position in Europe, expands its geographic reach to the Nordic countries and India and enhances its patent portfolio. The acquisition's results and purchase price allocation have been included in the condensed consolidated financial statements since the date of the acquisition.
On April 3, 2013, the Company completed the acquisition of Marazzi, a global manufacturer, distributor and marketer of ceramic tile. The total value of the acquisition was approximately $1.5 billion. The Marazzi acquisition makes the Company a global leader in ceramic tile. The addition of Marazzi will allow the Company to expand its U.S. distribution, source ceramic tile from Europe, and provide industry leading innovation and design to all of its global ceramic customers. The acquisition will provide opportunities to improve performance by leveraging best practices, operational expertise, product innovation and manufacturing assets across the enterprise. The acquisition's results and a preliminary purchase price allocation have been included in the condensed consolidated financial statements since the date of the acquisition.
On May 3, 2013, the Company completed the acquisition of Spano, a Belgian chipboard manufacturer. The total value of the acquisition was approximately $160 million. Spano extends the Laminate and Wood segment's customer base into new channels of distribution and adds technical expertise and product knowledge which the Company can leverage. The synergies between the Laminate and Wood segment and Spano create opportunities to optimize manufacturing assets and processes, raw materials and operational efficiencies. The acquisition's results and a preliminary purchase price allocation have been included in the condensed consolidated financial statements since the date of the acquisition.

Results of Operations
Following are the results of operations for the last three years:

	For the Years Ended December 31,
	2013		2012		2011
	(In millions)
Statement of operations data:
Net sales	$7,348.8	100.0%	$5,788.0	100.0%	$5,642.3	100.0%
Cost of sales (1)	5,428.0	73.9%	4,297.9	74.3%	4,225.4	74.9%
Gross profit	1,920.8	26.1%	1,490.1	25.7%	1,416.9	25.1%
Selling, general and administrative expenses (2)	1,373.9	18.7%	1,110.6	19.2%	1,101.3	19.5%
Operating income	546.9	7.4%	379.5	6.6%	315.6	5.6%
Interest expense (3)	92.2	1.3%	74.7	1.3%	101.6	1.8%
Other expense (4)	9.1	0.1%	0.3	—%	14.1	0.2%
Earnings from continuing operations before income taxes	445.6	6.1%	304.5	5.3%	199.9	3.5%
Income tax expense	78.4	1.1%	53.6	0.9%	21.7	0.4%
Earnings from continuing operations	367.2	5.0%	250.9	4.3%	178.2	3.2%
Loss from discontinued operations, net of income tax benefit of $1,050	(17.9)	(0.2)%	—	—%	—	—%
Net earnings including noncontrolling interest	349.3	4.8%	250.9	4.3%	178.2	3.2%
Less: Net earnings attributable to the noncontrolling interest	0.5	—%	0.6	—%	4.3	0.1%
Net earnings (loss) attributable to Mohawk Industries, Inc.	$348.8	4.7%	$250.3	4.3%	$173.9	3.1%
(1) Cost of sales includes:
Restructuring, acquisition and integration charges	$49.2	0.7%	$14.8	0.3%	$17.5	0.3%
Acquisition inventory step-up	31.0	0.4%	—	—%	—	—%
(2) Selling, general and administrative expenses include:
Restructuring, acquisition and integration charges	62.8	0.9%	3.7	0.1%	5.7	0.1%
Lease charges	—	—%	—	—%	6.0	0.1%
(3) Interest expense includes:
Debt extinguishment costs	—	—%	—	—%	1.1	—%
Deferred loan cost write-off	0.5	—%	—	—%	—	—%
Interest on 3.85% senior notes (pre-acquisition)	3.6	—%	—	—%	—	—%
(4) Other expense (income) includes:
Unrealized foreign currency losses	—	—%	—	—%	9.1	0.2%
Restructuring, acquisition and integration charges	1.5	—%	—	—%	—	—%

Year Ended December 31, 2013, as Compared with Year Ended December 31, 2012

Net sales

Net sales for 2013 were $7,348.8 million, reflecting an increase of $1,560.8 million, or 27.0%, from the $5,788.0 million reported for 2012. The increase was primarily attributable to higher volume of approximately $1,450 million mainly driven by the Marazzi, Pergo and Spano acquisitions, the favorable net impact of price and product mix of approximately $77 million and the net impact of favorable foreign exchange rates of approximately $34 million. Of the $1,450 million increase in volume, approximately $1,293 million was attributable to the Marazzi, Pergo and Spano acquisitions.

Carpet Segment—Net sales increased $74.0 million, or 2.5%, to $2,986.1 million for 2013, compared to $2,912.1 million for 2012. The increase was primarily attributable to the favorable net impact of price and product mix of approximately $58 million and higher volume of approximately $16 million.

Ceramic Segment—Net sales increased $1,060.7 million, or 65.6%, to $2,677.1 million for 2013, compared to $1,616.4 million for 2012. The increase was primarily attributable to higher volume of approximately $1,033 million, the favorable net impact of price and product mix of approximately $27 million and the net impact of favorable foreign exchange rates of approximately $1 million. Of the $1,033 million increase in volume, approximately $897 million was attributable to the Marazzi acquisition. The remaining volume increases were led by strong residential channel growth along with continued improvement in the commercial channel.

Laminate and Wood Segment—Net sales increased $442.0 million, or 32.7%, to $1,792.3 million for 2013, compared to $1,350.3 million for 2012. The increase was primarily attributable to volume increases of approximately $418 million and the impact of favorable foreign exchange rates of approximately $33 million, partially offset by the unfavorable net impact of price and product mix of approximately $9 million. Of the $418 million increase in volume, approximately $396 million was attributable to the Pergo and Spano acquisitions.

Quarterly net sales and the percentage changes in net sales by quarter for 2013 versus 2012 were as follows (dollars in millions):

	2013	2012	Change
First quarter	$1,486.8	1,409.0	5.5%
Second quarter	1,976.3	1,469.8	34.5%
Third quarter	1,961.5	1,473.5	33.1%
Fourth quarter	1,924.2	1,435.7	34.0%
Total year	$7,348.8	5,788.0	27.0%

Gross profit

Gross profit for 2013 was $1,920.8 million (26.1% of net sales), an increase of $430.8 million or 28.9%, compared to gross profit of $1,490.1 million (25.7% of net sales) for 2012. The increase in gross profit dollars was primarily attributable to higher sales volume of approximately $427 million that is predominately attributable to the acquisitions, operations productivity of approximately $82 million and the favorable net impact of price and product mix of approximately $45 million, partially offset by higher input costs of approximately $59 million, inventory step-up related to the Marazzi acquisition of approximately $31 million and higher restructuring, acquisition and integration-related costs of approximately $34 million.

Selling, general and administrative expenses

Selling, general and administrative expenses for 2013 were $1,373.9 million (18.7% of net sales), compared to $1,110.6 million (19.2% of net sales) for 2012. Selling, general and administrative expenses decreased as a percentage of net sales compared to the prior year primarily due to increased sales volume. The increase in selling, general and administrative expenses in dollars was primarily attributable to acquisition volume and the related restructuring and integration-related costs, partially offset by lower amortization costs.

Operating income

Operating income for 2013 was $546.9 million (7.4% of net sales) reflecting an increase of $167.4 million, or 44.1%, compared to operating income of $379.5 million (6.6% of net sales) for 2012. The increase in operating income was primarily attributable to higher sales volume of approximately $208 million that is predominately attributable to the Marazzi, Pergo and Spano acquisitions, increases in operations productivity of approximately $82 million, the favorable net impact of price and product mix of approximately $45 million and lower amortization expense of approximately $34 million, partially offset by higher restructuring, acquisition and integration-related costs of approximately $93 million, inventory step-up related to the Marazzi acquisition of approximately $31 million and higher input costs of approximately $59 million.

Carpet Segment—Operating income was $209.0 million (7.0% of segment net sales) for 2013 reflecting an increase of $50.8 million, or 32.1%, compared to operating income of $158.2 million (5.4% of segment net sales) for 2012. The increase in operating income was primarily attributable to operations productivity of approximately $38 million, the favorable net impact of price and product mix of approximately $33 million, and higher sales volume of approximately $9 million, partially offset by higher input costs of approximately $29 million.

Ceramic Segment—Operating income was $209.8 million (7.8% of segment net sales) for 2013 reflecting an increase of $88.9 million, or 73.5%, compared to operating income of $121.0 million (7.5% of segment net sales) for 2012. The increase in operating income was primarily attributable to volume increases of approximately $161 million that were predominately driven by the Marazzi acquisition, the favorable net impact of price and product mix of approximately $21 million and operations productivity of approximately $15 million, partially offset by higher restructuring and integration-related costs of approximately $37 million, inventory step-up related to the Marazzi acquisition of approximately $31 million, increases in selling, general and administrative costs of approximately $17 million primarily attributable to sales volume increases and market expansion opportunities in the legacy business and higher input costs of approximately $15 million.

Laminate and Wood Segment—Operating income was $159.4 million (8.9% of segment net sales) for 2013 reflecting an increase of $33.0 million, or 26.1%, compared to operating income of $126.4 million (9.4% of segment net sales) for 2012. The increase in operating income was primarily attributable to higher sales volume of approximately $40 million predominately driven by the Pergo and Spano acquisitions, lower amortization expense of approximately $34 million, increases in operations productivity of approximately $30 million, partially offset by higher restructuring and integration-related costs of approximately $53 million and higher input costs of approximately $15 million.

Interest expense

Interest expense was $92.2 million for 2013, reflecting an increase of $17.5 million compared to interest expense of $74.7 million for 2012. The increase in interest expense was primarily attributable to increased borrowings related to the three acquisitions, partially offset by lower interest rates on the Company's outstanding debt attributable to the shift from the higher interest rate senior 7.20% notes to the 2011 Senior Credit Facility and the positive effect of the ratings upgrades on interest associated with the 6.125% notes.

Other expense

Other expense was $9.1 million for 2013, reflecting a change of $8.8 million compared to other expense of $0.3 million for 2012. The change was primarily attributable to net change in foreign currency gains/losses.

Income tax expense

For 2013, the Company recorded income tax expense of $78.4 million on earnings from continuing operations before income taxes of $445.6 million for an effective tax rate of 17.6%, as compared to an income tax expense of $53.6 million on earnings from continuing operations before income taxes of $304.5 million, resulting in an effective tax rate of 17.6% for 2012.

Loss from discontinued operations, net of income tax benefit

For 2013, the Company recorded a loss from discontinued operations, net of income tax benefit of $17.9 million as discussed in Note 4 of Notes to Consolidated Financial Statements.
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

Carpet Segment-Net sales decreased $15.6 million, or 0.5%, to $2,912.1 million for 2012, compared to $2,927.7 million for 2011. The decrease was primarily driven by lower volume of approximately $142 million, which was partially offset by the favorable net impact of price and product mix of approximately $126 million. The volume decreases were primarily attributable to the timing of carpet product transitions in the home center channel and lower demand for rug products in the retail channel.

Ceramic Segment-Net sales increased $162.1 million, or 11.1%, to $1,616.4 million for 2012, compared to $1,454.3 million for 2011. The increase was primarily driven by volume increases of approximately $157 million and the favorable net impact of price and product mix of approximately $11 million, partially offset by the net impact of unfavorable foreign exchange rates of approximately $6 million. The volume increases were primarily attributable to improvement in the U.S. commercial and residential channels and growth in the Mexican market.

Laminate and Wood Segment-Net sales increased $5.5 million, or 0.4%, to $1,350.3 million for 2012, compared to $1,344.8 million for 2011. The increase was primarily driven by volume increases of approximately $84 million and the favorable net impact of price and product mix of approximately $8 million, partially offset by the impact of unfavorable foreign exchange rates of approximately $86 million. The volume increases were primarily attributable to flooring products primarily in Russia, Australia and North America, as well as increases in wood panel and insulation products.
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

Carpet Segment-Operating income was $158.2 million (5.4% of segment net sales) for 2012 reflecting an increase of $48.3 million compared to operating income of $109.9 million (3.8% of segment net sales) for 2011. The increase in operating income was primarily driven by the favorable net impact of price and product mix of approximately $67 million, higher operations productivity of approximately $18 million and lower restructuring costs of approximately $15 million, partially offset by lower sales volume of approximately $36 million and higher input costs of approximately $18 million.

Ceramic Segment-Operating income was $121.0 million (7.5% of segment net sales) for 2012 reflecting an increase of $19.7 million compared to operating income of $101.3 million (7.0% of segment net sales) for 2011. The increase in operating income was primarily driven by sales volume increases of approximately $42 million and favorable foreign exchange rates of approximately $6 million, partially offset by increases in selling costs to support new product introductions and higher sales volume of approximately $16 million, manufacturing start-up and restructuring costs of approximately $9 million and higher input costs of approximately $7 million.

Laminate and Wood Segment-Operating income was $126.4 million (9.4% of segment net sales) for 2012 reflecting a decrease of $0.7 million compared to operating income of $127.1 million (9.5% of segment net sales) for 2011. The decrease in operating income was primarily driven by higher input costs of approximately $18 million, increases in costs to support new product introductions and geographic expansion of approximately $11 million and unfavorable foreign exchange rates of approximately $10 million, partially offset by operations productivity of approximately $25 million and sales volume increases of approximately $15 million.

Interest expense

Interest expense was $74.7 million for 2012, reflecting a decrease of $26.9 million compared to interest expense of $101.6 million for 2011. The decrease in interest expense in 2012 was due to lower outstanding debt and lower interest rates on that outstanding debt. The lower interest rates were primarily attributable to the shift from higher interest rate senior notes to the 2011 Senior Credit Facility and the rating agency upgrades discussed in "Liquidity and Capital Resources".

Other expense

Other expense was $0.3 million for 2012, reflecting a change of $13.7 million compared to other expense of $14.1 million for 2011. The change was primarily attributable to net foreign currency losses of approximately $16 million. The unrealized foreign currency losses in the prior year were primarily a result of volatility in the Mexican Peso and Canadian Dollar that occurred late in the third quarter of 2011. Prior to the second quarter of 2012, operations carried out in Mexico used the U.S. Dollar as the functional currency. Effective April 1, 2012, the Company changed the functional currency of its Mexico operations to the Mexican Peso. See Note 1(m) of the Notes to the Consolidated Financial Statements.

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

Cash flows provided by operating activities for 2013 were $525.2 million compared to $587.6 million provided by operating activities for 2012. The decrease in cash provided by operating activities for 2013 as compared to 2012 is primarily attributable to changes in working capital needs resulting from the acquisitions, partially offset by higher earnings.

Net cash used in investing activities for 2013 was $810.0 million compared to $215.3 million for 2012. The increase in investing activities primarily relates to the 2013 acquisitions and to a lesser extent, capital expenditures.

Net cash used in financing activities for 2013 was $106.8 million compared to $216.8 million for 2012. The change in cash used in financing activities as compared to 2012 is primarily attributable to the purchase of the non-controlling interest within the Ceramic segment for approximately $35.0 million in 2012 and higher proceeds from stock transactions in 2013.

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

The 2013 Senior Credit Facility is scheduled to mature on September 25, 2018. However, the maturity date will accelerate, resulting in the acceleration of any unamortized deferred financing costs, to October 16, 2015, if on that date any of the Company's 6.125% notes due January 15, 2016 remains outstanding and the Company has not delivered to the Administrative Agent a certificate demonstrating that, after giving pro forma effect to the repayment in cash in full on that date of all of the 6.125% notes that remain outstanding, the amount the Company would be permitted to draw under the 2013 Senior Credit Facility, together with the aggregate consolidated amount of unrestricted cash and cash equivalents of the Company, would exceed $200.0 million.  While there can be no assurance, the Company currently believes that if any of the 6.125% notes remains outstanding on October 16, 2015, the amount the Company would be permitted to draw under the 2013 Senior Credit Facility, together with the aggregate consolidated amount of the Company’s unrestricted cash and cash equivalents, would exceed $200.0 million on October 16, 2015.

As of December 31, 2013, the amount utilized under the 2013 Senior Credit Facility was $458.5 million resulting in a total of $541.5 million available under the 2013 Senior Credit Facility. The amount utilized included $364.0 million of borrowings, $46.8 million of standby letters of credit guaranteeing the Company’s industrial revenue bonds and $47.7 million of standby letters of credit related to various insurance contracts and foreign vendor commitments.

On December 19, 2012, the Company entered into a three-year on-balance sheet trade accounts receivable securitization agreement (the "Securitization Facility"). The Securitization Facility allows the Company to borrow up to $300.0 million based on available accounts receivable and is secured by the Company's U.S. trade accounts receivable. Borrowings under the Securitization Facility bear interest at commercial paper interest rates, in the case of lenders that are commercial paper conduits, or LIBOR, in the case of lenders that are not commercial paper conduits, in each case, plus an applicable margin of 0.75% per annum. The Company also pays a commitment fee at a per annum rate of 0.30% on the unused amount of each lender's commitment. At December 31, 2013, the amount utilized under the Securitization Facility was $300.0 million.

In connection with the acquisition of Marazzi, the Company became a party to an off-balance sheet accounts receivable securitization facility ("Marazzi Securitization Facility") pursuant to which the Company services receivables sold to a third party. As of December 31, 2013, the amounts utilized under the Marazzi Securitization Facility was €15.4 million. The Company is in the process of terminating this facility.

On January 31, 2013, the Company issued $600.0 million aggregate principal amount of 3.85% Senior Notes due February 1, 2023. The Company paid financing costs of $6.0 million in connection with the 3.85% Senior Notes. These costs were deferred and are being amortized over the term of the 3.85% Senior Notes.

On January 17, 2006, the Company issued $900.0 million aggregate principal amount of 6.125% notes due January 15, 2016. Interest payable on these notes is subject to adjustment if either Moody’s or S&P, or both, upgrades or downgrades the rating assigned to the notes. Each rating agency downgrade results in a 0.25% increase in the interest rate, subject to a maximum increase of 1% per rating agency. If later the rating of these notes improves, then the interest rates would be reduced accordingly. Each 0.25% increase in the interest rate of these notes would increase the Company’s interest expense by approximately $0.1 million per quarter per $100.0 million of outstanding notes. In 2009, interest rates increased by an aggregate amount of 75 basis points as a result of downgrades by Moody’s and S&P. In the first quarter of 2012, interest rates decreased by 50 basis points as a result of the upgrades from S&P and Moody’s. In the first quarter of 2013, interest rates decreased by an additional 25 basis points as a result of an upgrade by Moody's. Accordingly, the current rate in effect is 6.125%. Any future downgrades in the Company’s credit ratings could increase the cost of its existing credit and adversely affect the cost of and ability to obtain additional credit in the future.

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

As of December 31, 2013, the Company had cash of $54.1 million, of which $31.3 million was held outside the United States. While the Company’s plans are to permanently reinvest the cash held outside the United States, the estimated cost of repatriation for the cash as of December 31, 2013 was approximately $10.9 million. The Company believes that its cash and cash equivalents on hand, cash generated from operations and availability under its Senior Credit Facility will be sufficient to meet its capital expenditure, working capital and debt servicing requirements over the next twelve months.

The Company’s Board of Directors has authorized the repurchase of up to 15 million shares of the Company’s outstanding common stock. Since the inception of the program in 1999, a total of approximately 11.5 million shares have been repurchased at an aggregate cost of approximately $335.2 million. All of these repurchases have been financed through the Company’s operations and banking arrangements. For the year ended December 31, 2013, the Company repurchased approximately 1 thousand shares at an average price of $123.16 per share in connection withe the exercise of stock options under the Company's 2012 Incentive Plan. No shares were repurchased during 2012.

Contractual obligations
The following is a summary of the Company’s future minimum payments under contractual obligations as of December 31, 2013 (in millions):

	Total	2014	2015	2016	2017	2018	Thereafter
Recorded Contractual Obligations:
Long-term debt, including current maturities and capital leases	$2,260.0	127.2	301.1	900.9	1.1	325.8	603.9
Unrecorded Contractual Obligations:
Interest payments on long-term debt and capital leases (1)	284.6	87.1	87.0	31.3	28.9	27.1	23.2
Operating leases	313.3	96.7	78.3	50.4	35.2	21.6	31.1
Purchase commitments (2)	239.4	113.7	33.4	32.3	30.0	30.0	—
Expected pension contributions (3)	2.2	2.2	—	—	—	—	—
Uncertain tax positions (4)	0.5	0.5	—	—	—	—	—
Guarantees	6.4	6.4	—	—	—	—	—
	846.4	306.6	198.7	114.0	94.1	78.7	54.3
Total	$3,106.4	433.8	499.8	1,014.9	95.2	404.5	658.2

(1)
For fixed rate debt, the Company calculated interest based on the applicable rates and payment dates. For variable rate debt, the Company estimated average outstanding balances for the respective periods and applied interest rates in effect as of December 31, 2013 to these balances.

(2)	Includes commitments for natural gas, electricity and raw material purchases.

(3)
Includes the estimated pension contributions for 2014 only, as the Company is unable to estimate the pension contributions beyond 2014. The Company’s projected benefit obligation and plan assets as of December 31, 2013 were $39.7 million and $34.7 million, respectively. The projected benefit obligation liability has not been presented in the table above due to uncertainty as to amounts and timing regarding future payments.

(4)
Excludes $35.9 million of non-current accrued income tax liabilities and related interest and penalties for uncertain tax positions. These liabilities have not been presented in the table above due to uncertainty as to amounts and timing regarding future payments.

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

•
Accounts receivable and revenue recognition. Revenues are recognized when there is persuasive evidence of an arrangement, delivery has occurred, the price has been fixed or is determinable, and collectability can be reasonably assured. The Company provides allowances for expected cash discounts, sales allowances, returns, claims and doubtful accounts based upon historical bad debt and claims experience and periodic evaluation of specific customer accounts and the aging of accounts receivable. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. A 10% change in the Company’s allowance for discounts, returns, claims and doubtful accounts would have affected net earnings by approximately $5 million for the year ended December 31, 2013.

•
Inventories are stated at the lower of cost or market (net realizable value). Cost has been determined using the first-in first-out method (“FIFO”). Costs included in inventory include raw materials, direct and indirect labor and employee benefits, depreciation, general manufacturing overhead and various other costs of manufacturing. Market, with respect to all inventories, is replacement cost or net realizable value. Inventories on hand are compared against anticipated future usage, which is a function of historical usage, anticipated future selling price, expected sales below cost, excessive quantities and an evaluation for obsolescence. Actual results could differ from assumptions used to value obsolete inventory, excessive inventory or inventory expected to be sold below cost and additional reserves may be required. A 10% change in the Company’s reserve for excess or obsolete inventory would have affected net earnings by approximately $8 million for the year ended December 31, 2013.

•
Goodwill and other intangibles. Goodwill is tested annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. The Company considers the relationship between its market capitalization and its book value, among other factors, when reviewing for indicators of impairment. The goodwill impairment tests are based on determining the fair value of the specified reporting units based on management judgments and assumptions using the discounted cash flows and comparable company market valuation approaches. The Company has identified Carpet, Ceramic, Laminate and Wood Flooring, Laminate and Wood Chipboard and Melamine, and Laminate and Wood Roofing as its reporting units for the purposes of allocating goodwill and intangibles as well as assessing impairments. The valuation approaches are subject to key judgments and assumptions that are sensitive to change such as judgments and assumptions about appropriate sales growth rates, operating margins, weighted average cost of capital (“WACC”), and comparable company market multiples. When developing these key judgments and assumptions, the Company considers economic, operational and market conditions that could impact the fair value of the reporting unit. However, estimates are inherently uncertain and represent only management’s reasonable expectations regarding future developments. These estimates and the judgments and assumptions upon which the estimates are based will, in all likelihood, differ in some respects from actual future results. Should a significant or prolonged deterioration in economic conditions occur, such as declines in spending for new construction, remodeling and replacement activities; the inability to pass increases in the costs of raw materials and fuel on to customers; or a decline in comparable company market multiples, then key judgments and assumptions could be impacted. Generally, a decline in estimated after tax cash flows of more than 25% or a more than 10% increase in WACC or a significant or prolonged decline in market capitalization could result in an additional indication of impairment.
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
The Company conducted its annual assessment of goodwill and indefinite lived intangibles in the fourth quarter and no impairment was indicated for 2013.

•
Income taxes. The Company’s effective tax rate is based on its income, statutory tax rates and tax planning opportunities available in the jurisdictions in which it operates. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining the Company’s tax expense and in evaluating the Company’s tax positions. Deferred tax assets represent amounts available to reduce income taxes payable on taxable income in a future period. The Company evaluates the recoverability of these future tax benefits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income inherently rely on estimates, including business forecasts and other projections of financial results over an extended period of time. In the event that the Company is not able to realize all or a portion of its deferred tax assets in the future, a valuation allowance is provided. The Company would recognize such amounts through a charge to income in the period in which that determination is made or when tax law changes are enacted. The Company had valuation allowances of $375.9 million in 2013, $321.6 million in 2012 and $334.2 million in 2011. For further information regarding the Company’s valuation allowances, see Note 15 to the consolidated financial statements.

In the ordinary course of business there is inherent uncertainty in quantifying the Company’s income tax positions. The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon the Company’s evaluation of the facts, circumstances and information available as of the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information, as required by the provisions of the Financial Accounting Standards Board (“FASB”) FASB Accounting Standards Codification Topic ("ASC") 740-10. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the consolidated financial statements. As of December 31, 2013, the Company has $56.5 million accrued for uncertain tax positions. For further information regarding the Company’s uncertain tax positions, see Note 15 to the consolidated financial statements.

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

Recent Accounting Pronouncements
We have reviewed recently issued accounting pronouncements and concluded that they are either not applicable to our business or that no material effect is expected as a result of future adoption.

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
Seasonality

The Company is a calendar year-end company. With respect to its Carpet and Ceramic segments, its results of operations for the first quarter tend to be the weakest followed by the fourth quarter. The second and third quarters typically produce higher net sales and operating income in these segments. These results are primarily due to consumer residential spending patterns which have historically decreased during the holiday season and the first two months following. The Laminate and Wood segment’s second quarter typically produces the highest net sales and earnings followed by a moderate third and fourth quarter and a weaker first quarter.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
The Company’s market risk is impacted by changes in foreign currency exchange rates, interest rates and certain commodity prices. Financial exposures to these risks are monitored as an integral part of the Company’s risk management program, which seeks to reduce the potentially adverse effect that the volatility of these markets may have on its operating results. From time to time, the Company enters into derivative contracts to manage these risks. The Company does not regularly engage in speculative transactions, nor does it regularly hold or issue financial instruments for trading purposes. The Company did not have any derivative contracts outstanding as of December 31, 2013 and 2012. As of December 31, 2013, approximately 66% of the Company’s debt portfolio was comprised of fixed-rate debt and 34% was floating-rate debt. A 1.0 percentage point change in the interest rate of the floating-rate debt would not have a material impact on the Company’s results of operations.

Item 8.	Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Mohawk Industries, Inc.:
We have audited the accompanying consolidated balance sheets of Mohawk Industries, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mohawk Industries, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mohawk Industries, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Atlanta, Georgia
February 28, 2014

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Mohawk Industries, Inc.:
We have audited Mohawk Industries, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Mohawk Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, as set forth in Item 9A. of Mohawk Industries, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Mohawk Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
On January 10, 2013, April 3, 2013 and May 3, 2013, the Company completed the acquisitions of Pergo, Marazzi and Spano, respectively. As a result, the Company's management excluded the Pergo, Marazzi and Spano businesses from its assessment of internal control over financial reporting as of December 31, 2013. Pergo, Marazzi and Spano represent 29.9% of the Company's total assets (excluding goodwill and identifiable intangible assets of 23.4%); and 17.6% of the Company's net sales of the related consolidated financial statement amounts as of and for the year ended December 31, 2013, respectively. Our audit of internal control over financial reporting of Mohawk Industries, Inc. also excluded an evaluation of the internal control over financial reporting of Pergo, Marazzi and Spano.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mohawk Industries, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 28, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Atlanta, Georgia
February 28, 2014

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2013 and 2012

	2013	2012
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$54,066	477,672
Receivables, net	1,062,875	679,473
Inventories	1,572,325	1,133,736
Prepaid expenses	204,034	138,117
Deferred income taxes	147,534	111,585
Other current assets	44,884	9,463
Total current assets	3,085,718	2,550,046
Property, plant and equipment, net	2,701,743	1,692,852
Goodwill	1,736,092	1,385,771
Tradenames	700,592	455,503
Other intangible assets, net	111,010	98,296
Deferred income taxes and other non-current assets	159,022	121,216
	$8,494,177	6,303,684
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$127,218	55,213
Accounts payable and accrued expenses	1,193,593	773,436
Total current liabilities	1,320,811	828,649
Deferred income taxes	445,823	329,810
Long-term debt, less current portion	2,132,790	1,327,729
Other long-term liabilities	124,447	97,879
Total liabilities	4,023,871	2,584,067
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $.01 par value; 60 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 150,000 shares authorized; 80,841 and 80,185 shares issued in 2013 and 2012, respectively	808	802
Additional paid-in capital	1,566,985	1,277,521
Retained earnings	2,953,809	2,605,023
Accumulated other comprehensive income, net	178,689	159,733
	4,700,291	4,043,079
Less treasury stock at cost; 8,155 and 11,032 shares in 2013 and 2012, respectively	239,234	323,462
Total Mohawk Industries, Inc. stockholders’ equity	4,461,057	3,719,617
Noncontrolling interest	9,249	—
Total stockholders' equity	4,470,306	3,719,617
	$8,494,177	6,303,684
See accompanying notes to consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
	(In thousands, except per share data)
Net sales	$7,348,754	5,787,980	5,642,258
Cost of sales	5,427,945	4,297,922	4,225,379
Gross profit	1,920,809	1,490,058	1,416,879
Selling, general and administrative expenses	1,373,878	1,110,550	1,101,337
Operating income	546,931	379,508	315,542
Interest expense	92,246	74,713	101,617
Other expense	9,114	303	14,051
Earnings from continuing operations before income taxes	445,571	304,492	199,874
Income tax expense	78,385	53,599	21,649
Earnings from continuing operations	367,186	250,893	178,225
Loss from discontinued operations, net of income tax benefit of $1,050	(17,895)	—	—
Net earnings including noncontrolling interest	349,291	250,893	178,225
Net earnings attributable to noncontrolling interest	505	635	4,303
Net earnings attributable to Mohawk Industries, Inc.	$348,786	250,258	173,922

Basic earnings per share attributable to Mohawk Industries, Inc.
Income from continuing operations	$5.11	3.63	2.53
Loss from discontinued operations	(0.25)	—	—
Basic earnings per share attributable to Mohawk Industries, Inc.	$4.86	3.63	2.53
Weighted-average common shares outstanding—basic	71,773	68,988	68,736

Diluted earnings per share attributable to Mohawk Industries, Inc.
Income from continuing operations	$5.07	3.61	2.52
Loss from discontinued operations	(0.25)	—	—
Diluted earnings per share attributable to Mohawk Industries, Inc.	$4.82	3.61	2.52
Weighted-average common shares outstanding—diluted	72,301	69,306	68,964

See accompanying notes to consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
	(in thousands)
Net earnings including noncontrolling interest	$349,291	250,893	178,225
Other comprehensive income (loss):
Foreign currency translation adjustments	18,185	25,685	(42,006)
Pension prior service cost and actuarial (loss) gain	771	(1,591)	(452)
Other comprehensive income (loss)	18,956	24,094	(42,458)
Comprehensive income	368,247	274,987	135,767
Comprehensive income attributable to the non-controlling interest	505	635	4,303
Comprehensive income attributable to Mohawk Industries, Inc.	$367,742	274,352	131,464

See accompanying notes to consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2013, 2012 and 2011

		Total Stockholders’ Equity
	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Noncontrolling Interest	Total Stockholders’ Equity
		Shares	Amount				Shares	Amount
	(In thousands)
Balances at December 31, 2010	$35,441	79,666	$797	$1,235,445	$2,180,843	$178,097	(11,037)	$(323,626)	$—	$3,271,556
Shares issued under employee and director stock plans	—	149	1	2,543	—	—	3	78	—	2,622
Stock-based compensation expense	—	—	—	10,159	—	—	—	—	—	10,159
Tax deficit from stock-based compensation	—	—	—	(16)	—	—	—	—	—	(16)
Distribution to noncontrolling interest, net of adjustments	(4,764)	—	—	—	—	—	—	—	—	—
Retained distribution noncontrolling interest	(1,257)	—	—	—	—	—	—	—	—	—
Noncontrolling earnings	4,303	—	—	—	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	(42,006)	—	—	—	(42,006)
Pension prior service cost and actuarial gain or loss	—	—	—	—	—	(452)	—	—	—	(452)
Net income	—	—	—	—	173,922	—	—	—	—	173,922
Balances at December 31, 2011	33,723	79,815	798	1,248,131	2,354,765	135,639	(11,034)	(323,548)	—	3,415,785
Shares issued under employee and director stock plans	—	370	4	13,467	—	—	2	86	—	13,557
Stock-based compensation expense	—	—	—	14,082	—	—	—	—	—	14,082
Tax benefit from stock-based compensation	—	—	—	1,133	—	—	—	—	—	1,133
Distribution to noncontrolling interest, net of adjustments	(423)	—	—	—	—	—	—	—	—	—
Noncontrolling earnings	635	—	—	—	—	—	—	—	—	—
Purchase of noncontrolling interest	(35,000)	—	—	—	—	—	—	—	—	—
Tax effect of purchase of noncontrolling interest	1,065	—	—	708	—	—	—	—	—	708
Currency translation adjustment	—	—	—	—	—	25,685	—	—	—	25,685
Pension prior service cost and actuarial gain or loss	—	—	—	—	—	(1,591)	—	—	—	(1,591)
Net income	—	—	—	—	250,258	—	—	—	—	250,258
Balances at December 31, 2012	—	80,185	802	1,277,521	2,605,023	159,733	(11,032)	(323,462)	—	3,719,617
Marazzi acquisition	—	—	—	229,631	—	—	2,874	84,275	—	313,906
Shares issued under employee and director stock plans	—	656	6	37,583	—	—	3	(47)	—	37,542
Stock-based compensation expense	—	—	—	18,311	—	—	—	—	—	18,311
Tax benefit from stock-based compensation	—	—	—	3,939	—	—	—	—	—	3,939
Noncontrolling earnings	—	—	—	—	—	—	—	—	505	505
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	—	8,744	8,744
Currency translation adjustment	—	—	—	—	—	18,185	—	—	—	18,185
Pension prior service cost and actuarial gain or loss	—	—	—	—	—	771	—	—	—	771
Net income	—	—	—	—	348,786	—	—	—	—	348,786
Balances as of December 31, 2013	$—	80,841	$808	$1,566,985	$2,953,809	$178,689	(8,155)	$(239,234)	$9,249	$4,470,306

See accompanying notes to consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
	(In thousands)
Cash flows from operating activities:
Net earnings	$349,291	250,893	178,225
Adjustments to reconcile net earnings to net cash provided by operating activities:
Restructuring	69,489	18,564	23,209
Loss on sale of discontinued operation	12,478	—	—
Depreciation and amortization	308,871	280,293	297,734
Deferred income taxes	(62,525)	9,037	(4,616)
Loss on extinguishment of debt	—	—	1,116
Loss (gain) on disposal of property, plant and equipment	1,261	4,782	(1,273)
Stock-based compensation expense	18,311	14,082	10,159
Other	—	—	(1,257)
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	(96,313)	10,888	(85,391)
Income tax receivable	—	—	1,631
Inventories	(20,211)	(17,079)	(100,205)
Accounts payable and accrued expenses	(23,921)	39,181	(11,124)
Other assets and prepaid expenses	(6,554)	(9,864)	(12,434)
Other liabilities	(25,014)	(13,187)	5,219
Net cash provided by operating activities	525,163	587,590	300,993
Cash flows from investing activities:
Additions to property, plant and equipment	(366,550)	(208,294)	(275,573)
Acquisitions, net of cash acquired	(443,466)	—	(24,097)
Investment in joint venture	—	(7,007)	—
Net cash used in investing activities	(810,016)	(215,301)	(299,670)
Cash flows from financing activities:
Payments on revolving line of credit	(3,021,613)	(1,711,425)	(1,431,349)
Proceeds from revolving line of credit	3,229,503	1,567,300	1,729,349
Repayment of senior notes	—	(336,270)	(368,478)
Proceeds from asset securitization borrowings	20,000	280,000	—
Proceeds from note issuance	600,000	—	—
Borrowings (payments) on term loan and other debt	(1,745)	(3,259)	2,806
Payments on acquired debt	(964,557)	—	—
Debt issuance costs	(7,669)	(1,797)	(8,285)
Debt extinguishment costs	—	—	(1,734)
Purchase of non-controlling interest	—	(35,000)	—
Distribution to non-controlling interest	—	(423)	(4,764)
Change in restricted cash	—	—	27,954
Change in outstanding checks in excess of cash	(7,468)	7,890	17,590
Proceeds and net tax benefit from stock transactions	46,776	16,153	3,787
Net cash used in financing activities	(106,773)	(216,831)	(33,124)
Effect of exchange rate changes on cash and cash equivalents	(31,980)	10,269	(10,471)
Net change in cash and cash equivalents	(423,606)	165,727	(42,272)
Cash and cash equivalents, beginning of year	477,672	311,945	354,217
Cash and cash equivalents, end of year	$54,066	477,672	311,945

See accompanying notes to consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011
(In thousands, except per share data)

(1) Summary of Significant Accounting Policies
(a) Basis of Presentation
Mohawk Industries, Inc. (“Mohawk” or the “Company”), a term which includes the Company and its subsidiaries, is a leading global flooring manufacturer that creates products to enhance residential and commercial spaces around the world. The Company's vertically integrated manufacturing and distribution processes provide competitive advantages in the production of carpet, rugs, ceramic tile, laminate, wood, stone and vinyl flooring.
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
(b) Cash and Cash Equivalents
The Company considers investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2013, the Company had cash of $54,066 of which $31,278 was held outside the United States. As of December 31, 2012, the Company had cash of $477,672 of which $438,184 was held outside the United States. As of December 31, 2012, the Company had invested cash of $417,541 of which $415,877 was invested in A-1/P-1 rated money market cash investments in Europe.
(c) Accounts Receivable and Revenue Recognition
The Company is principally a carpet, rugs, ceramic tile, laminate and hardwood flooring manufacturer and sells carpet, rugs, ceramic tile, natural stone, hardwood, resilient and laminate flooring products in the U.S. and to a lesser extent, Europe and Russia principally for residential and commercial use. The Company grants credit to customers, most of whom are retail-flooring dealers, home centers and commercial end users, under credit terms that the Company believes are customary in the industry.
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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

(f) Accounting for Business Combinations
The Company accounts for business combinations under the acquisition method of accounting which requires it to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, the estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company's consolidated statements of operations.
(g) Goodwill and Other Intangible Assets
In accordance with the provisions of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification Topic ("ASC") 350, “Intangibles-Goodwill and Other,” the Company tests goodwill and other intangible assets with indefinite lives for impairment on an annual basis in the fourth quarter (or on an interim basis if an event occurs that might reduce the fair value of the reporting unit below its carrying value). The Company considers the relationship between its market capitalization and its book value, among other factors, when reviewing for indicators of impairment. The goodwill impairment tests are based on determining the fair value of the specified reporting units based on management’s judgments and assumptions using the discounted cash flows and comparable company market valuation approaches. The Company has identified Carpet, Ceramic, Laminate and Wood Flooring, Laminate and Wood Chipboard and Melamine, and Laminate and Wood Roofing as its reporting units for the purposes of allocating goodwill and intangibles as well as assessing impairments. The valuation approaches are subject to key judgments and assumptions that are sensitive to change such as judgments and assumptions about appropriate sales growth rates, operating margins, weighted average cost of capital (“WACC”), and comparable company market multiples.
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
(h) Income Taxes

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

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
(i) Financial Instruments
The Company’s financial instruments consist primarily of receivables, accounts payable, accrued expenses and long-term debt. The carrying amounts of receivables, accounts payable and accrued expenses approximate their fair value because of the short-term maturity of such instruments. The carrying amount of the Company’s floating rate debt approximates its fair value based upon level two fair value hierarchy. Interest rates that are currently available to the Company for issuance of long-term debt with similar terms and remaining maturities are used to estimate the fair value of the Company’s long-term debt.
(j) Advertising Costs and Vendor Consideration
Advertising and promotion expenses are charged to earnings during the period in which they are incurred. Advertising and promotion expenses included in selling, general, and administrative expenses were $42,627 in 2013, $29,175 in 2012 and $35,847 in 2011.
Vendor consideration, generally cash, is classified as a reduction of net sales, unless specific criteria are met regarding goods or services that the vendor may receive in return for this consideration. The Company makes various payments to customers, including slotting fees, advertising allowances, buy-downs and co-op advertising. All of these payments reduce gross sales with the exception of co-op advertising. Co-op advertising is classified as a selling, general and administrative expense in accordance with ASC 605-50. Co-op advertising expenses, a component of advertising and promotion expenses, were $4,307 in 2013, $6,424 in 2012 and $3,520 in 2011.
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
The Company’s subsidiaries that operate outside the United States use their local currency as the functional currency. The functional currency is translated into U.S. Dollars for balance sheet accounts using the month end rates in effect as of the balance sheet date and average exchange rate for revenue and expense accounts for each respective period. The translation adjustments are deferred as a separate component of stockholders’ equity, within accumulated other comprehensive income,

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

net. Gains or losses resulting from transactions denominated in foreign currencies are included in other income or expense, within the consolidated statements of operations.
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
Dilutive common stock options are included in the diluted EPS calculation using the treasury stock method. Common stock options and unvested restricted shares (units) that were not included in the diluted EPS computation because the price was greater than the average market price of the common shares for the periods presented were 0, 891 and 1,180 for 2013, 2012 and 2011, respectively.
Computations of basic and diluted earnings per share from continuing operations are presented in the following table:

	2013	2012	2011
Earnings from continuing operations attributable to Mohawk Industries, Inc.	$366,681	250,258	173,922
Weighted-average common shares outstanding-basic and diluted:
Weighted-average common shares outstanding - basic	71,773	68,988	68,736
Add weighted-average dilutive potential common shares - options and RSU’s to purchase common shares, net	528	318	228
Weighted-average common shares outstanding-diluted	72,301	69,306	68,964
Earnings per share from continuing operations attributable to Mohawk Industries, Inc.
Basic	$5.11	3.63	2.53
Diluted	$5.07	3.61	2.52
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
The changes in accumulated other comprehensive income by component, net of tax, for years ended December 31, 2013, 2012 and 2011 are as follows:

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

	Foreign currency translation adjustments	Pensions (1)	Total
Balance as of December 31, 2010	$176,982	1,115	178,097
Current period other comprehensive loss before reclassifications	(42,006)	(452)	(42,458)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Balance as of December 31, 2011	134,976	663	135,639
Current period other comprehensive income (loss) before reclassifications	25,685	(1,591)	24,094
Amounts reclassified from accumulated other comprehensive income	—	—	—
Balance as of December 31, 2012	160,661	(928)	159,733
Current period other comprehensive income before reclassifications	18,185	771	18,956
Amounts reclassified from accumulated other comprehensive income	—	—	—
Balance as of December 31, 2013	$178,846	(157)	178,689

(1) This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost (refer to Note 13).
(q) Self-Insurance Reserves
The Company is self-insured in the U.S. for various levels of general liability, auto liability, workers’ compensation and employee medical coverage. Insurance reserves, excluding workers' compensation, are calculated on an undiscounted basis based on actual claim data and estimates of incurred but not reported claims developed utilizing historical claim trends. Projected settlements and incurred but not reported claims are estimated based on pending claims and historical trends and data. Though the Company does not expect them to do so, actual settlements and claims could differ materially from those estimated. Material differences in actual settlements and claims could have an adverse effect on the Company's results of operations and financial condition.
(r) Fiscal Year
The Company ends its fiscal year on December 31. Each of the first three quarters in the fiscal year ends on the Saturday nearest the calendar quarter end.

(2) Acquisitions

Marazzi Acquisition
On December 20, 2012, the Company entered into a share purchase agreement (the “Share Purchase Agreement”) with LuxELIT S.á r.l., a Luxembourg limited liability company, and Finceramica S.p.A., an Italian corporation (collectively, “Sellers”), to acquire the shares of Fintiles S.p.A., an Italian corporation ("Marazzi"). On April 3, 2013, pursuant to the terms of the Share Purchase Agreement, the Company completed the acquisition of Marazzi for an enterprise value of $1,522,731, including acquired indebtedness. The Marazzi results are reflected in the Ceramic segment.
The equity value of Marazzi was paid to the Sellers in cash and in the Company's common stock (the “Shares”). The number of Shares transferred as part of the consideration was calculated using the average closing price for the Company's common stock over a 30-day trading period ending March 19, 2013.
Pursuant to the Share Purchase Agreement, the Company (i) acquired the entire issued share capital of Marazzi and (ii) acquired $901,773 of indebtedness of Marazzi, in exchange for the following consideration:

•	A cash payment of $307,052; and

•	2,874 newly issued Shares for a value of $313,906.
The Company funded the cash portion of the Marazzi acquisition through a combination of proceeds from the 3.85% Senior Notes (as discussed in Note 9), cash on hand and borrowings under the 2011 Senior Credit Facility. The Company incurred $15,660 of direct transaction costs, of which $14,199 were recorded in selling, general and administrative expenses and $1,461 were recorded in other expense for the year ended December 31, 2013.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

The Marazzi acquisition makes the Company a global leader in ceramic tile. The addition of Marazzi will allow the Company to expand its U.S. distribution, source ceramic tile from Europe, and provide industry leading innovation and design to all of its global ceramic customers. The acquisition will provide opportunities to improve performance by leveraging best practices, operational expertise, product innovation and manufacturing assets across the enterprise.
The following table summarizes the allocation of the aggregate purchase price of the Marazzi acquisition to the estimated fair values of the tangible and identifiable intangible assets acquired and liabilities assumed (in thousands):

Enterprise value	$1,522,731
Assumed indebtedness	(901,773)
Consideration transferred	$620,958

Working capital	$428,624
Property, plant and equipment, net	773,594
Tradenames	215,357
Customer relationships	21,792
Equity method investments	32
Goodwill	279,083
Other long-term assets	18,499
Long-term debt, including current portion	(901,773)
Other long-term liabilities	(70,090)
Deferred tax liability	(137,952)
Noncontrolling interest	(6,208)
Consideration transferred	$620,958

The Company is continuing to obtain information to complete its valuation of intangible assets, as well as to determine the value of the acquired assets and liabilities including tax assets, liabilities and other attributes. The purchase price allocation is preliminary until the Company obtains final information regarding their fair values. During the year ended December 31, 2013, the Company recorded certain immaterial measurement period adjustments to the purchase price allocation, which are reflected in the table above. Intangible assets subject to amortization of $21,792 related to customer relationships have an estimated average life of 10 years. In addition to the amortizable intangible assets, there is an additional $215,357 in indefinite-lived trademark intangible assets. The goodwill of $279,083 was allocated to the Ceramic segment. The factors contributing to the recognition of the amount of goodwill are based on several strategic and synergistic benefits that are expected to be realized from the Marazzi acquisition. These benefits include opportunities to improve the Company's ceramic performance by leveraging best practices, operational expertise, product innovation and manufacturing assets across the segment. The goodwill is not expected to be deductible for tax purposes. Marazzi contributed net sales from continuing operations of $897,112 to the year ended December 31, 2013. Marazzi contributed net income from continuing operations of $8,992 to the year ended December 31, 2013. The fair value of inventories acquired included a step-up in the value of inventories of approximately $31,041, which was charged to cost of sales in the year ended December 31, 2013.

In connection with the acquisition of Marazzi, the Company became a party to an off-balance sheet accounts receivable securitization facility ("Marazzi Securitization Facility") pursuant to which the Company services receivables sold to a third party. As of December 31, 2013, the amount utilized under the Marazzi Securitization Facility was €15,383. The Company is in the process of terminating this facility.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

The following unaudited pro forma consolidated results of operations have been prepared as if the Marazzi acquisition occurred as of January 1, 2012 (amounts in thousands, except per share data):

	Year Ended
	December 31, 2013	December 31, 2012
Net sales:
As reported	$7,348,754	5,787,980
Pro forma	7,611,235	6,878,589

Net earnings from continuing operations attributable to Mohawk Industries, Inc.:
As reported	$366,681	250,258
Pro forma	399,313	243,760

Basic earnings per share from continuing operations attributable to Mohawk Industries, Inc.:
As reported	$5.11	3.63
Pro forma	5.51	3.39

Diluted earnings per share from continuing operations attributable to Mohawk Industries, Inc.:
As reported	$5.07	3.61
Pro forma	5.47	3.38

The pro forma earnings and per share results for the year ended December 31, 2012 included amounts charged to cost of sales for the step-up to fair value in inventories of approximately $22,242, net of tax. The pro forma results of operations have been prepared for comparative purposes only, and they do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the date indicated or that may result in the future.

Other Acquisitions

On January 10, 2013, the Company completed its purchase of Pergo, a leading manufacturer of laminate flooring in the U.S. and the Nordic countries. The total value of the acquisition was approximately $145,000. Pergo complements the Company's specialty distribution network in the U.S., leverages its geographic position in Europe, expands its geographic reach to the Nordic countries and India and enhances its patent portfolio. The acquisition's results and purchase price allocation have been included in the condensed consolidated financial statements since the date of the acquisition. The Company's acquisition of Pergo resulted in a goodwill allocation of $18,456, indefinite-lived trademark intangible assets of $16,834 and intangible assets subject to amortization of $15,188. The factors contributing to the recognition of the amount of goodwill include the opportunity to optimize the assets of Pergo with the Company's existing Laminate and Wood segment assets while strengthening the design and product performance of the Pergo and Unilin brands. The Pergo results are reflected in the Laminate and Wood segment.
On May 3, 2013, the Company completed the acquisition of Spano, a Belgian chipboard manufacturer. The total value of the acquisition was approximately $160,000. Spano extends the Laminate and Wood segment's customer base into new channels of distribution and adds technical expertise and product knowledge that the Company can leverage. The acquisition's results and a preliminary purchase price allocation have been included in the condensed consolidated financial statements since the date of the acquisition. The Company's acquisition of Spano resulted in a preliminary goodwill allocation of $36,639. The factors contributing to the recognition of the amount of goodwill include the extension of the Company's customer base into new channels of distribution and the opportunity for synergies in manufacturing assets and processes, raw materials and operational efficiencies. The Spano results are reflected in the Laminate and Wood segment.
The Company invested in a Brazilian joint venture in the Laminate and Wood segment for $7,007 in 2012. Also in 2012, the Company increased its equity method ownership in a Chinese joint venture from 34% to 49% through a restructuring

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

transaction in which the majority equity owner acquired certain assets of the joint venture. The Company purchased a non-controlling interest within the Ceramic segment for $35,000 in 2012. The Company acquired an Australian distribution business in the Laminate and Wood segment for $24,097 in 2011.

(3) Restructuring, Acquisition and Integration-Related Costs

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

Restructuring, acquisition transaction and integration-related costs consisted of the following during the year ended December 31, 2013, 2012 and 2011, respectively (in thousands):

	2013		2012		2011
Cost of sales
Restructuring costs	$36,949	(a)	14,816	(b)	17,546	(b)
Acquisition integration-related costs	12,202		—		—
Restructuring and integration-related costs	$49,151		14,816		17,546

Selling, general and administrative expenses
Restructuring costs	$32,540	(a)	3,748	(b)	5,663	(b)
Acquisition transaction-related costs	14,199		—		—
Acquisition integration-related costs	16,049		—		—
Restructuring, acquisition and integration-related costs	$62,788		3,748		5,663

(a) The restructuring costs for 2013 primarily relate to the Company’s actions taken to lower its cost structure and improve efficiencies of manufacturing operations and administrative functions, as well as actions related to the Company's acquisition of Pergo, Marazzi and Spano.
(b) The restructuring costs for 2012 and 2011 primarily relate to the Company's actions taken to lower its cost structure and improve efficiencies of manufacturing and distribution operations as the Company adjusted to changing economic conditions.

In addition, $1,481 of acquisition and integration-related costs was recorded in other expense for the year ended December 31, 2013.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

The restructuring activity for the twelve months ended December 31, 2013 and 2012, respectively is as follows (in thousands):

	Lease impairments	Asset write-downs	Severance	Other restructuring costs	Total
Balance as of December 31, 2011	$10,956	—	2,378	1,511	14,845
Provision - Carpet segment	—	6,687	4,069	(252)	10,504
Provision - Ceramic segment	373	3,727	2,009	—	6,109
Provision - Laminate and Wood segment	—	138	1,775	38	1,951
Cash payments	(3,872)	—	(7,333)	(1,297)	(12,502)
Non-cash items	—	(10,552)	—	—	(10,552)
Balance as of December 31, 2012	7,457	—	2,898	—	10,355
Provision - Carpet segment	1,320	1,024	10,777	708	13,829
Provision - Ceramic segment	—	777	9,372	11,210	21,359
Provision - Laminate and Wood segment	—	—	20,371	13,008	33,379
Provision - Corporate	—	—	922	—	922
Cash payments	(2,873)	—	(26,196)	(13,199)	(42,268)
Non-cash items	—	(1,801)	—	(11,727)	(13,528)
Balance as of December 31, 2013	$5,904	—	18,144	—	24,048

The Company expects the remaining lease impairments, severance and other restructuring costs to be paid over the next four years.

(4) Discontinued Operations

On January 22, 2014, the Company sold a non-core sanitary ware business acquired as part of the Marazzi acquisition because the Company did not believe the business was consistent with its long-term strategy. The Company determined that the business meets the definition of discontinued operations. Sales attributable to discontinued operations for the year ended December 31, 2013 were immaterial. The loss on sale of $16,569 ($15,651, net of tax) related to the disposition of the business was recorded in discontinued operations for the year ended December 31, 2013.

(5) Receivables

	December 31, 2013	December 31, 2012
Customers, trade	$1,076,824	691,553
Income tax receivable	7,590	—
Other	55,498	25,793
	1,139,912	717,346
Less allowance for discounts, returns, claims and doubtful accounts	77,037	37,873
Receivables, net	$1,062,875	679,473
The following table reflects the activity of allowances for discounts, returns, claims and doubtful accounts for the years ended December 31:

	Balance at beginning of year	Acquisitions	Additions charged to costs and expenses	Deductions(1)	Balance at end of year
2011	$45,755	—	161,073	163,123	43,705
2012	43,705	—	180,616	186,448	37,873
2013	37,873	36,992	197,973	195,801	77,037

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

(1)	Represents charge-offs, net of recoveries.

(6) Inventories
The components of inventories are as follows:

	December 31, 2013	December 31, 2012
Finished goods	$1,039,478	695,606
Work in process	129,080	103,685
Raw materials	403,767	334,445
Total inventories	$1,572,325	1,133,736

(7) Goodwill and Other Intangible Assets
The Company conducted its annual impairment assessment in the fourth quarter of 2013 and determined the fair values of its reporting units and trademarks exceeded their carrying values. As a result, no impairment was indicated.
The following table summarizes the components of intangible assets:
Goodwill:

	Carpet	Ceramic	Laminate and Wood	Total
Balances as of December 31, 2011
Goodwill	$199,132	1,186,913	1,316,555	2,702,600
Accumulated impairments losses	(199,132)	(531,930)	(596,363)	(1,327,425)
	—	654,983	720,192	1,375,175
Currency translation during the year	—	—	10,596	10,596
Balances as of December 31, 2012
Goodwill	199,132	1,186,913	1,327,151	2,713,196
Accumulated impairments losses	(199,132)	(531,930)	(596,363)	(1,327,425)
	—	654,983	730,788	1,385,771
Goodwill recognized during the year	—	279,083	55,095	334,178
Currency translation during the year	—	(6,184)	22,327	16,143
Balances as of December 31, 2013
Goodwill	199,132	1,459,812	1,404,573	3,063,517
Accumulated impairments losses	(199,132)	(531,930)	(596,363)	(1,327,425)
	$—	927,882	808,210	1,736,092

During 2013, the Company's acquisition of Pergo resulted in a goodwill allocation of $18,456. Also during 2013, the Company's acquisition of Marazzi and Spano resulted in preliminary goodwill allocations of $279,083 and $36,639, respectively.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

Intangible assets:

Tradenames
Indefinite life assets not subject to amortization:
Balance as of December 31, 2011	$450,432
Currency translation during the year	5,071
Balance as of December 31, 2012	455,503
Intangible assets acquired during the year	232,191
Currency translation during the year	12,898
Balance as of December 31, 2013	$700,592

	Customer relationships	Patents	Other	Total
Intangible assets subject to amortization:
Balances as of December 31, 2011	$64,958	88,544	1,166	154,668
Amortization during the year	(38,595)	(18,747)	(121)	(57,463)
Currency translation during the year	(153)	1,234	10	1,091
Balances as of December 31, 2012	26,210	71,031	1,055	98,296
Intangible assets acquired during the year	21,792	15,188	—	36,980
Amortization during the year	(6,456)	(19,336)	(458)	(26,250)
Currency translation during the year	(548)	2,188	344	1,984
Balances as of December 31, 2013	$40,998	69,071	941	111,010

	December 31, 2013
	Cost	Acquisitions	Currency translation	Accumulated amortization	Net Value
Customer Relationships	$351,873	21,792	(548)	332,119	40,998
Patents	280,623	15,188	2,188	228,928	69,071
Other	1,489	—	344	892	941
Total	$633,985	36,980	1,984	561,939	111,010

	December 31, 2012
	Cost	Currency translation	Accumulated amortization	Net Value
Customer Relationships	$347,447	4,426	325,663	26,210
Patents	275,178	5,445	209,592	71,031
Other	1,478	11	434	1,055
Total	$624,103	9,882	535,689	98,296

	Years Ended December 31,
	2013	2012	2011
Amortization expense	$26,250	57,463	70,364

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

Estimated amortization expense for the years ending December 31 are as follows:

2014	$25,225
2015	22,714
2016	20,025
2017	18,266
2018	8,290

(8) Property, Plant and Equipment
Following is a summary of property, plant and equipment:

	December 31, 2013	December 31, 2012
Land	$325,976	178,110
Buildings and improvements	1,059,136	730,668
Machinery and equipment	3,166,457	2,550,779
Furniture and fixtures	115,954	98,519
Leasehold improvements	60,289	54,880
Construction in progress	222,337	145,368
	4,950,149	3,758,324
Less accumulated depreciation and amortization	2,248,406	2,065,472
Net property, plant and equipment	$2,701,743	1,692,852
Additions to property, plant and equipment included capitalized interest of $8,167, $4,577 and $6,197 in 2013, 2012 and 2011, respectively. Depreciation expense was $276,432, $217,393 and $220,580 for 2013, 2012 and 2011, respectively. Included in the property, plant and equipment are capital leases with a cost of $7,207 and $7,219 and accumulated depreciation of $5,817 and $5,581 as of December 31, 2013 and 2012, respectively.

(9) Long-Term Debt

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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

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

The 2013 Senior Credit Facility provides for a maximum of $1,000,000 of revolving credit, including limited amounts of credit in the form of letters of credit and swingline loans and is scheduled to mature on September 25, 2018. The Company paid financing costs of $1,836 in connection with its 2013 Senior Credit Facility. These costs were deferred and, along with unamortized costs of $11,440 related to the Company’s 2011 Credit Facility, are being amortized over the term of the 2013 Senior Credit Facility.

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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

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

The 2013 Senior Credit Facility is scheduled to mature on September 25, 2018. However, the maturity date will accelerate, resulting in the acceleration of any unamortized deferred financing costs, to October 16, 2015, if on that date any of the Company's 6.125% notes due January 15, 2016 remains outstanding and the Company has not delivered to the Administrative Agent a certificate demonstrating that, after giving pro forma effect to the repayment in cash in full on that date of all of the 6.125% notes that remain outstanding, the amount the Company would be permitted to draw under the 2013 Senior Credit Facility, together with the aggregate consolidated amount of unrestricted cash and cash equivalents of the Company, would exceed $200,000.  While there can be no assurance, the Company currently believes that if any of the 6.125% notes remains outstanding on October 16, 2015, the amount the Company would be permitted to draw under the 2013 Senior Credit Facility, together with the aggregate consolidated amount of the Company’s unrestricted cash and cash equivalents, would exceed $200,000 on October 16, 2015.

As of December 31, 2013, the amount utilized under the 2013 Senior Credit Facility was $458,541 resulting in a total of $541,459 available under the 2013 Senior Credit Facility. The amount utilized included $364,005 of borrowings, $46,823 of standby letters of credit guaranteeing the Company’s industrial revenue bonds and $47,713 of standby letters of credit related to various insurance contracts and foreign vendor commitments.

Senior Notes

On January 31, 2013, the Company issued $600,000 aggregate principal amount of 3.85% Senior Notes due February 1, 2023. The Company paid financing costs of $6,000 in connection with the 3.85% Senior Notes. These costs were deferred and are being amortized over the term of the 3.85% Senior Notes.

On January 17, 2006, the Company issued $900,000 aggregate principal amount of 6.125% notes due January 15, 2016. Interest payable on these notes is subject to adjustment if either Moody’s or S&P, or both, upgrades or downgrades the rating assigned to the notes. Each rating agency downgrade results in a 0.25% increase in the interest rate, subject to a maximum increase of 1% per rating agency. If later the rating of these notes improves, then the interest rates would be reduced accordingly. Each 0.25% increase in the interest rate of these notes would increase the Company’s interest expense by approximately $63 per quarter per $100,000 of outstanding notes. In 2009, interest rates increased by an aggregate amount of 75 basis points as a result of downgrades by Moody’s and S&P. In the first quarter of 2012, interest rates decreased by 50 basis points as a result of the upgrades from S&P and Moody’s. In the first quarter of 2013, interest rates decreased by an additional 25 basis points as a result of an upgrade by Moody's. Accordingly, the current rate in effect is 6.125%. Any future downgrades in the Company’s credit ratings could increase the cost of its existing credit and adversely affect the cost of and ability to obtain additional credit in the future.

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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

Accounts Receivable Securitization

On December 19, 2012, the Company entered into a three-year on-balance sheet trade accounts receivable securitization agreement (the "Securitization Facility"). The Securitization Facility allows the Company to borrow up to $300,000 based on available accounts receivable and is secured by the Company's U.S. trade accounts receivable. Borrowings under the Securitization Facility bear interest at commercial paper interest rates, in the case of lenders that are commercial paper conduits, or LIBOR, in the case of lenders that are not commercial paper conduits, in each case, plus an applicable margin of 0.75% per annum. The Company also pays a commitment fee at a per annum rate of 0.30% on the unused amount of each lender's commitment. At December 31, 2013, the amount utilized under the Securitization Facility was $300,000.

The fair value and carrying value of the Company’s debt instruments are detailed as follows:

	December 31, 2013		December 31, 2012
	Fair Value	Carrying Value	Fair Value	Carrying Value
3.85% senior notes, payable February 1, 2023 interest payable semiannually	$569,400	600,000	—	—
6.125% notes, payable January 15, 2016 interest payable semiannually	983,700	900,000	1,011,600	900,000
Five-year senior secured credit facility, due July 8, 2016	—	—	153,875	153,875
Five-year senior secured credit facility, due September 25, 2018	364,005	364,005	—	—
Securitization facility	300,000	300,000	280,000	280,000
Industrial revenue bonds, capital leases and other	96,003	96,003	49,067	49,067
Total long-term debt	2,313,108	2,260,008	1,494,542	1,382,942
Less current portion	127,218	127,218	55,213	55,213
Long-term debt, less current portion	$2,185,890	2,132,790	1,439,329	1,327,729
The fair values of the Company’s debt instruments were estimated using market observable inputs, including quoted prices in active markets, market indices and interest rate measurements. Within the hierarchy of fair value measurements, these are Level 2 fair values.

The aggregate maturities of long-term debt as of December 31, 2013 are as follows:

2014	$127,218
2015	301,065
2016	900,918
2017	1,096
2018	325,793
Thereafter	603,918
$2,260,008

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

(10) Accounts Payable, Accrued Expenses and Deferred Tax Liability
Accounts payable and accrued expenses are as follows:

	December 31, 2013	December 31, 2012
Outstanding checks in excess of cash	$18,012	25,480
Accounts payable, trade	631,732	387,871
Accrued expenses	273,230	180,039
Product warranties	35,818	32,930
Accrued interest	35,618	26,843
Deferred tax liability	11,235	6,309
Income taxes payable	1,095	2,074
Accrued compensation and benefits	186,853	111,890
Total accounts payable and accrued expenses	$1,193,593	773,436

(11) Product Warranties
The Company warrants certain qualitative attributes of its products for up to 50 years. The Company records a provision for estimated warranty and related costs in accrued expenses, based on historical experience and periodically adjusts these provisions to reflect actual experience.
Product warranties are as follows:

	2013	2012	2011
Balance at beginning of year	$32,930	30,144	37,265
Acquisitions	3,389	—	—
Warranty claims paid during the period	(52,011)	(55,314)	(57,163)
Pre-existing warranty accrual adjustments during the year	—	—	4,473
Warranty expense during the period	51,510	58,100	45,569
Balance at end of year	$35,818	32,930	30,144

(12) Stock-Based Compensation

The Company recognizes compensation expense for all share-based payments granted based on the grant-date fair value estimated in accordance with the provisions of ASC 718-10. Compensation expense is recognized on a straight-line basis over the options’ or other awards’ estimated lives for fixed awards with ratable vesting provisions.

Under the Company’s 2007 Incentive Plan (“2007 Plan”), the Company's principal stock compensation plan prior to May 9, 2012, the Company reserved up to a maximum of 3,200 shares of common stock for issuance upon the grant or exercise of stock options, restricted stock, restricted stock units (“RSUs”) and other types of awards, to directors and key employees through December 31, 2022. Option awards are granted with an exercise price equal to the market price of the Company’s common stock on the date of the grant and generally vest between three and five years with a 10-year contractual term. Restricted stock and RSUs are granted with a price equal to the market price of the Company’s common stock on the date of the grant and generally vest between three and five years. On May 9, 2012, the Company's stockholders approved the 2012 Long-Term Incentive Plan (“2012 Plan”), which allows the Company to reserve up to a maximum of 3,200 shares of common stock for issuance upon the grant or exercise of awards under the 2012 Plan. No additional awards may be granted under the 2007 Plan after May 9, 2012.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

Additional information relating to the Company’s stock option plans follows:

	2013	2012	2011
Options outstanding at beginning of year	995	1,305	1,371
Options granted	—	83	76
Options exercised	(561)	(277)	(82)
Options forfeited and expired	(9)	(116)	(60)
Options outstanding at end of year	425	995	1,305
Options exercisable at end of year	343	814	1,106
Option prices per share:
Options granted during the year	$—	66.14	57.34
Options exercised during the year	$ 28.37-93.65	28.37-88.33	28.37-63.14
Options forfeited and expired during the year	$ 48.50-88.33	46.80-93.65	28.37-93.65
Options outstanding at end of year	$ 28.37-93.65	28.37-93.65	28.37-93.65
Options exercisable at end of year	$ 28.37-93.65	28.37-93.65	28.37-93.65
During 2013, 2012 and 2011, a total of 3, 2 and 3 shares, respectively, were awarded to the non-employee directors in lieu of cash for their annual retainers.
In addition, the Company maintains an employee incentive program that awards restricted stock on the attainment of certain service criteria. The outstanding awards related to these programs and related compensation expense was not significant for any of the years ended December 31, 2013, 2012 or 2011.
The Company’s Board of Directors has authorized the repurchase of up to 15,000 shares of the Company’s outstanding common stock. For the year ended December 31, 2013, the Company repurchased approximately 1 share at an average price of $123.16 in connection withe the exercise of stock options under the Company's 2012 Incentive Plan. For the years ended December 31, 2012 and 2011, no shares of the Company’s common stock were purchased. Since the inception of the program, a total of approximately 11,519 shares have been repurchased at an aggregate cost of approximately $335,236. All of these repurchases have been financed through the Company’s operations and banking arrangements.
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

	2013	2012	2011
Dividend yield	—%	—%	—%
Risk-free interest rate	—%	1.0%	2.0%
Volatility	—%	47.1%	48.1%
Expected life (years)	0	5	5

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

A summary of the Company’s options under the 2002, 2007 and 2012 Plans as of December 31, 2013, and changes during the year then ended is presented as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Options outstanding, December 31, 2012	995	$74.87
Granted	—	—
Exercised	(561)	77.70
Forfeited and expired	(9)	58.22
Options outstanding, December 31, 2013	425	$71.50	4.4	$32,899
Vested and expected to vest as of December 31, 2013	423	$71.54	4.3	$32,729
Exercisable as of December 31, 2013	343	$73.60	3.5	$25,837
The weighted-average grant-date fair value of an option granted during 2013, 2012 and 2011 was $0, $28.71 and $25.39, respectively. The total intrinsic value of options exercised during the years ended December 31, 2013, 2012, and 2011 was $20,101, $4,226 and $1,148, respectively. Total compensation expense recognized for the years ended December 31, 2013, 2012 and 2011 was $1,366 ($865, net of tax), $2,176 ($1,378, net of tax) and $1,885 ($1,194, net of tax), respectively, which was allocated to selling, general and administrative expenses. The remaining unamortized expense for non-vested compensation expense as of December 31, 2013 was $992 with a weighted average remaining life of 1.1 years.
The following table summarizes information about the Company’s stock options outstanding as of December 31, 2013:

	Outstanding			Exercisable
Exercise price range	Number of shares	Average life	Average price	Number of shares	Average price
Under $46.80	38	5.6	$37.53	34	$37.52
$57.34-$57.34	73	7.2	57.34	53	57.34
$66.14-$66.14	82	8.1	66.14	23	66.14
$69.95-$81.90	107	2.0	77.94	107	77.94
$83.12-$88.33	99	1.6	86.38	99	86.38
$89.46-$93.65	26	3.1	93.57	27	93.57
Total	425	4.4	$71.50	343	$73.60
A summary of the Company’s RSUs under the 2007 and 2012 Plans as of December 31, 2013, and changes during the year then ended is presented as follows:

	Shares	Weighted average price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Restricted Stock Units outstanding, December 31, 2012	605	$57.87
Granted	301	110.14
Released	(152)	104.27
Forfeited	(21)	77.73
Restricted Stock Units outstanding, December 31, 2013	733	$78.62	2.2	$109,168
Expected to vest as of December 31, 2013	683		2.1	$101,764

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

The Company recognized stock-based compensation costs related to the issuance of RSU’s of $16,945 ($10,735, net of taxes), $11,887 ($7,530, net of taxes) and $4,262 ($2,700, net of taxes) for the years ended December 31, 2013, 2012 and 2011, respectively, which has been allocated to selling, general and administrative expenses. Pre-tax unrecognized compensation expense for unvested RSU’s granted to employees, net of estimated forfeitures, was $30,124 as of December 31, 2013, and will be recognized as expense over a weighted-average period of approximately 2.6 years.
Additional information relating to the Company’s RSUs under the 2007 and 2012 Plans is as follows:

	2013	2012	2011
Restricted Stock Units outstanding, January 1	605	495	404
Granted	301	260	196
Released	(152)	(140)	(91)
Forfeited	(21)	(10)	(14)
Restricted Stock Units outstanding, December 31	733	605	495
Expected to vest as of December 31	683	551	438

(13) Employee Benefit Plans
The Company has a 401(k) retirement savings plan (the “Mohawk Plan”) open to substantially all U.S. and Puerto Rico based employees who have completed 90 days of eligible service. The Company contributes $.50 for every $1.00 of employee contributions up to a maximum of 6% of the employee’s salary based upon each individual participants election. Employee and employer contributions to the Mohawk Plan were $38,632 and $15,994 in 2013, $35,986 and $15,046 in 2012 and $34,595 and $14,541 in 2011, respectively.
The Company also has various pension plans covering employees in Belgium, France, and the Netherlands (the “Non-U.S. Plans”) within the Laminate and Wood segment. Benefits under the Non-U.S. Plans depend on compensation and years of service. The Non-U.S. Plans are funded in accordance with local regulations. The Company uses December 31 as the measurement date for its Non-U.S. Plans.
Components of the net periodic benefit cost of the Non-U.S. Plans are as follows:

	2013	2012	2011
Service cost of benefits earned	$2,450	1,870	1,708
Interest cost on projected benefit obligation	1,285	1,367	1,400
Expected return on plan assets	(1,094)	(1,192)	(1,232)
Amortization of actuarial loss (gain)	13	(10)	(26)
Net pension expense	$2,654	2,035	1,850
Assumptions used to determine net periodic pension expense for the Non-U.S. Plans:

	2013	2012
Discount rate	3.25%	4.50%
Expected rate of return on plan assets	.0327	2.50%-3.50%
Rate of compensation increase	2.00%-4.00%	2.00%-4.00%
Underlying inflation rate	2.00%	2.00%

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

The obligations, plan assets and funding status of the Non-U.S. Plans were as follows:

	2013	2012
Change in benefit obligation:
Projected benefit obligation at end of prior year	$37,551	29,231
Cumulative foreign exchange effect	1,813	669
Service cost	2,450	1,870
Interest cost	1,285	1,367
Plan participants contributions	886	827
Actuarial loss	(2,952)	5,179
Benefits paid	(1,337)	(1,552)
Prior service cost	(7)	—
Effect of curtailment and settlement	—	(40)
Projected benefit obligation at end of year	$39,689	37,551
Change in plan assets:
Fair value of plan assets at end of prior year	$32,558	26,109
Cumulative foreign exchange effect	1,444	515
Actual return on plan assets	(940)	4,771
Employer contributions	2,114	1,888
Benefits paid	(1,337)	(1,552)
Plan participant contributions	886	827
Fair value of plan assets at end of year	$34,725	32,558
Funded status of the plans:
Ending funded status	$(4,964)	(4,993)
Net amount recognized in consolidated balance sheets:
Accrued benefit liability (non-current liability)	$(4,964)	(4,993)
Accumulated other comprehensive income	157	928
Net amount recognized	$(4,807)	(4,065)
The Company’s net amount recognized in other comprehensive income related to actuarial gains (losses) was $771, $(1,591) and $(452) for the years ended December 31, 2013, 2012 and 2011, respectively.
Assumptions used to determine the projected benefit obligation for the Non-U.S. Plans were as follows:

	2013	2012
Discount rate	3.50%	3.25%
Rate of compensation increase	2.00%-4.00%	2.00%-4.00%
Underlying inflation rate	2.00%	2.00%
The discount rate assumptions used to account for pension obligations reflect the rates at which the Company believes these obligations will be effectively settled. In developing the discount rate, the Company evaluated input from its actuaries, including estimated timing of obligation payments and yield on investments. The rate of compensation increase for the Non-

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

U.S. Plans is based upon the Company’s annual reviews.

	Non-U.S. Plans
	December 31, 2013	December 31, 2012
Plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$21,579	15,067
Accumulated benefit obligation	20,302	12,396
Fair value of plan assets	18,934	11,702
Plans with plan assets in excess of accumulated benefit obligations:
Projected benefit obligation	$18,110	22,484
Accumulated benefit obligation	15,554	20,640
Fair value of plan assets	15,791	20,856
Estimated future benefit payments for the Non-U.S. Plans are as follows:

2014	$1,013
2015	1,084
2016	1,121
2017	1,669
2018	1,756
Thereafter	10,777
             The Company expects to make cash contributions of $2,155 to the Non-U.S. Plans in 2014.
The fair value of the Non-U.S. Plans' investments were estimated using market observable data. Within the hierarchy of fair value measurements, these investments represent Level 2 fair values. The fair value and percentage of each asset category of the total investments held by the plans as of December 31, 2013 and 2012 were as follows:

	2013	2012
Non-U.S. Plans:
Insurance contracts (100%)	$34,725	32,558
The Company’s approach to developing its expected long-term rate of return on pension plan assets combines an analysis of historical investment performance by asset class, the Company’s investment guidelines and current and expected economic fundamentals.

(14) Other Expense (Income)
Following is a summary of other expense (income):

	2013	2012	2011
Foreign currency losses (gains)	$9,531	(5,599)	10,423
All other, net	(417)	5,902	3,628
Total other expense	$9,114	303	14,051

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

(15) Income Taxes
Following is a summary of earnings from continuing operations before income taxes for United States and foreign operations:

	2013	2012	2011
United States	$288,627	164,122	78,224
Foreign	156,944	140,370	121,650
Earnings before income taxes	$445,571	304,492	199,874
Income tax expense (benefit) from continuing operations for the years ended December 31, 2013, 2012 and 2011 consists of the following:

	2013	2012	2011
Current income taxes:
U.S. federal	$84,686	26,204	13,957
State and local	9,774	4,583	5,118
Foreign	46,450	13,775	7,190
Total current	140,910	44,562	26,265
Deferred income taxes:
U.S. federal	5,280	31,106	8,994
State and local	(5,720)	4,704	(3,488)
Foreign	(62,085)	(26,773)	(10,122)
Total deferred	(62,525)	9,037	(4,616)
Total	$78,385	53,599	21,649
Income tax expense (benefit) attributable to earnings from continuing operations before income taxes differs from the amounts computed by applying the U.S. statutory federal income tax rate to earnings from continuing operations before income taxes as follows:

	2013	2012	2011
Income taxes at statutory rate	$155,950	106,572	69,956
State and local income taxes, net of federal income tax benefit	9,317	6,004	2,821
Foreign income taxes	(80,937)	(66,538)	(45,112)
Change in valuation allowance	(1,846)	5,703	(2,052)
Tax contingencies and audit settlements	(4,076)	(3,598)	(5,911)
Other, net	(23)	5,456	1,947
	$78,385	53,599	21,649

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2013 and 2012 are presented below:

	2013	2012
Deferred tax assets:
Accounts receivable	$17,346	12,289
Inventories	50,423	38,801
Employee benefits	55,479	53,519
Accrued expenses and other	72,582	44,289
Deductible state tax and interest benefit	7,927	13,119
Intangibles	92,164	113,282
Federal, foreign and state net operating losses and credits	438,272	247,786
Gross deferred tax assets	734,193	523,085
Valuation allowance	(375,859)	(321,585)
Net deferred tax assets	358,334	201,500
Deferred tax liabilities:
Inventories	(11,140)	(8,106)
Plant and equipment	(413,989)	(277,324)
Intangibles	(208,159)	(128,433)
Other liabilities	(25,387)	(7,854)
Gross deferred tax liabilities	(658,675)	(421,717)
Net deferred tax liability (1)	$(300,341)	(220,217)

(1)
This amount includes $9,183 and $4,317 of non-current deferred tax assets which are in deferred income taxes and other non-current assets and $11,235 and $6,309 current deferred tax liabilities which are included in accounts payable and accrued expenses in the consolidated balance sheets as of December 31, 2013 and 2012, respectively.

The Company evaluates its ability to realize the tax benefits associated with deferred tax assets by analyzing its forecasted taxable income using both historic and projected future operating results, the reversal of existing temporary differences, taxable income in prior carry-back years (if permitted) and the availability of tax planning strategies. The valuation allowance as of December 31, 2013, 2012 and 2011 is $375,859, $321,585 and $334,215, respectively. The valuation allowance as of December 31, 2013 relates to the net deferred tax assets of certain of the Company’s foreign subsidiaries as well as certain state net operating losses and tax credits. The total change in the 2013 valuation allowance was an increase of $54,274 which includes $12,471 related to foreign currency translation. The total change in the 2012 valuation allowance was a decrease of $12,630, which includes $5,863 related to foreign currency translation. The total change in the 2011 valuation allowance was an increase of $9,088, which includes $7,040 related to foreign currency translation.
Management believes it is more likely than not that the Company will realize the benefits of its deferred tax assets, net of valuation allowances, based upon the expected reversal of deferred tax liabilities and the level of historic and forecasted taxable income over periods in which the deferred tax assets are deductible.
As of December 31, 2013, the Company has state net operating loss carry forwards and state tax credits with potential tax benefits of $51,928, net of federal income tax benefit; these carry forwards expire over various periods based on taxing jurisdiction. A valuation allowance totaling $37,115 has been recorded against these state deferred tax assets as of December 31, 2013. In addition, as of December 31, 2013, the Company has net operating loss carry forwards in various foreign jurisdictions with potential tax benefits of $386,344. A valuation allowance totaling $248,055 has been recorded against these deferred tax assets as of December 31, 2013.
The Company does not provide for U.S. federal and state income taxes on the cumulative undistributed earnings of its foreign subsidiaries because such earnings are deemed to be permanently reinvested. As of December 31, 2013, the Company had not provided federal income taxes on earnings of approximately $1,200,000 from its foreign subsidiaries. Should these earnings be distributed in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes in various foreign jurisdictions. These taxes may be partially offset by U.S. foreign tax credits.

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

In January 2012, the Company received a €23,789 assessment from the Belgian tax authority related to its year ended December 31, 2008, asserting that the Company had understated its Belgian taxable income for that year. The Company filed a formal protest in the first quarter of 2012 refuting the Belgian tax authority's position. The Belgian tax authority set aside the assessment in the third quarter of 2012 and refunded all related deposits, including interest income of €1,583 earned on such deposits. However, on October 23, 2012, the Belgian tax authority notified the Company of its intent to increase the Company's taxable income for the year ended December 31, 2008 under a revised theory. The Company has not been re-assessed by the Belgian tax authority for the 2008 tax year.

    However, on December 28, 2012, the Belgian tax authority issued assessments for the years ended December 31, 2005 and December 31, 2009, in the amounts of €46,135 and €35,567, respectively, including penalties, but excluding interest. The Company filed a formal protest during the first quarter of 2013 relating to the new assessments. In September 2013, the Belgian tax authority denied the Company's protests, and the Company has petitioned the applicable Belgian court to hear the case.

In December 2013, the Belgian tax authority, issued additional assessments related to the years ended December 31, 2006, 2007, and 2010, in the amounts of €38,817, €39,635, and €43,117, respectively, including penalties, but excluding interest. The Company intends to file formal protests during the first quarter of 2014, refuting the Belgian tax authority's position for each of the years assessed.

The Company continues to disagree with the views of the Belgian tax authority on this matter and will persist in its vigorous defense. Although there can be no assurances, the Company believes the ultimate outcome of these actions will not have a material adverse effect on its financial condition but could have a material adverse effect on its results of operations, liquidity or cash flows in a given quarter or year.
As of December 31, 2013, the Company’s gross amount of unrecognized tax benefits is $56,545, excluding interest and penalties. If the Company were to prevail on all uncertain tax positions, $37,732 of the unrecognized tax benefits would affect the Company’s effective tax rate, exclusive of any benefits related to interest and penalties.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2013	2012
Balance as of January 1	$53,835	46,087
Additions based on tax positions related to the current year	3,840	3,142
Additions for tax positions of prior years	15,275	17,006
Reductions for tax positions of prior years	(5,736)	(3,571)
Reductions resulting from the lapse of the statute of limitations	(6,075)	(1,764)
Settlements with taxing authorities	(4,594)	(7,065)
Balance as of December 31	$56,545	53,835
The Company will continue to recognize interest and penalties related to unrecognized tax benefits as a component of its income tax provision. As of December 31, 2013 and 2012, the Company has $13,890 and $5,874, respectively, accrued for

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

the payment of interest and penalties, excluding the federal tax benefit of interest deductions where applicable. During the years ending December 31, 2013 , 2012 and 2011, the Company accrued interest and penalties through the consolidated statements of operations of $74, $(1,585) and $(3,755), respectively.
The Company believes that its unrecognized tax benefits could decrease by $4,315 within the next twelve months. The Company has effectively settled all Federal income tax matters related to years prior to 2009. Various other state and foreign income tax returns are open to examination for various years.

(16) Commitments and Contingencies
The Company is obligated under various operating leases for office and manufacturing space, machinery, and equipment. Future minimum lease payments under non-cancelable capital and operating leases (with initial or remaining lease terms in excess of one year) as of December 31:

	Capital	Operating	Total Future Payments
2014	$771	96,694	97,465
2015	458	78,301	78,759
2016	462	50,415	50,877
2017	266	35,239	35,505
2018	41	21,644	21,685
Thereafter	—	31,132	31,132
Total payments	1,998	313,425	315,423
Less amount representing interest	173
Present value of capitalized lease payments	$1,825

Rental expense under operating leases was $116,541, $97,587 and $103,416 in 2013, 2012 and 2011, respectively.

The Company had approximately $47,713 and $50,540 in standby letters of credit for various insurance contracts and commitments to foreign vendors as of December 31, 2013 and 2012, respectively that expire within two years.

The Company is involved in litigation from time to time in the regular course of its business. Except as noted below, there are no material legal proceedings pending or known by the Company to be contemplated to which the Company is a party or to which any of its property is subject.

Beginning in August 2010, a series of civil lawsuits were initiated in several U.S. federal courts alleging that certain manufacturers of polyurethane foam products and competitors of the Company’s carpet underlay division had engaged in price fixing in violation of U.S. antitrust laws. The Company has been named as a defendant in a number of the individual cases (the first filed on August 26, 2010), as well as in two consolidated amended class action complaints (the first filed on February 28, 2011) on behalf of a class of all direct purchasers of polyurethane foam products, and the second filed on March 21, 2011, on behalf of a class of indirect purchasers. All pending cases in which the Company has been named as a defendant have been filed in or transferred to the U.S. District Court for the Northern District of Ohio for consolidated pre-trial proceedings under the name In re: Polyurethane Foam Antitrust Litigation, Case No. 1:10-MDL-02196.

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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

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

(17) Consolidated Statements of Cash Flows Information
Supplemental disclosures of cash flow information are as follows:

	2013	2012	2011
Net cash paid (received) during the years for:
Interest	$86,173	80,985	119,463
Income taxes	$137,650	43,650	34,479

Supplemental schedule of non-cash investing and financing activities:
Fair value of net assets acquired in acquisition	$1,714,462	—	37,486
Noncontrolling interest of assets acquired	(14,577)	—	—
Liabilities assumed in acquisition	(942,513)	—	(13,389)
Shares issued for acquisitions	(313,906)	—	—
	$443,466	—	24,097

(18) Segment Reporting
The Company has three reporting segments: the Carpet segment, the Ceramic segment and the Laminate and Wood segment. The Carpet segment designs, manufactures, sources and markets its floor covering product lines, including carpets, ceramic tile, laminate, rugs, carpet pad, hardwood and resilient, which it distributes primarily in North America through its network of regional distribution centers and satellite warehouses using company-operated trucks, common carrier or rail transportation. The segment’s product lines are sold through various selling channels, which include independent floor covering retailers, home centers, mass merchandisers, department stores, shop at home, buying groups, commercial dealers and commercial end users. The Ceramic segment designs, manufactures, sources and markets a broad line of ceramic tile, porcelain tile, natural stone and other products, which it distributes primarily in North America, Europe and Russia through its network of regional distribution centers and Company-operated service centers using company-operated trucks, common carriers or rail transportation. The segment’s product lines are sold through Company-operated service centers, independent distributors, home center retailers, tile and flooring retailers and contractors. The Laminate and Wood segment designs, manufactures, sources, licenses and markets laminate, hardwood flooring, roofing elements, insulation boards, MDF, chipboards and other wood products, which it distributes primarily in North America and Europe through various selling channels, which include retailers, independent distributors and home centers.
Amounts disclosed for each segment are prior to any elimination or consolidation entries. Corporate general and administrative expenses attributable to each segment are estimated and allocated accordingly. Segment performance is

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

evaluated based on operating income. No single customer accounted for more than 10% of net sales for the years ended December 31, 2013, 2012 or 2011.
Segment information is as follows:

	2013	2012	2011
Net sales:
Carpet	$2,986,096	2,912,055	2,927,674
Ceramic	2,677,058	1,616,383	1,454,316
Laminate and Wood	1,792,260	1,350,349	1,344,764
Intersegment sales	(106,660)	(90,807)	(84,496)
	$7,348,754	5,787,980	5,642,258
Operating income (loss):
Carpet	$209,023	158,196	109,874
Ceramic	209,825	120,951	101,298
Laminate and Wood	159,365	126,409	127,147
Corporate and intersegment eliminations	(31,282)	(26,048)	(22,777)
	$546,931	379,508	315,542
Depreciation and amortization:
Carpet	$94,314	95,648	90,463
Ceramic	97,126	41,176	42,723
Laminate and Wood	105,907	132,183	151,884
Corporate	11,524	11,286	12,664
	$308,871	280,293	297,734
Capital expenditures (excluding acquisitions):
Carpet	$158,690	97,972	125,630
Ceramic	110,750	49,426	66,419
Laminate and Wood	88,293	56,605	78,615
Corporate	8,817	4,291	4,909
	$366,550	208,294	275,573
Assets:
Carpet	$1,786,085	1,721,214	1,769,065
Ceramic	3,787,785	1,731,258	1,732,818
Laminate and Wood	2,716,759	2,672,389	2,533,070
Corporate and intersegment eliminations	203,548	178,823	171,275
	$8,494,177	6,303,684	6,206,228
Geographic net sales:
North America	$5,512,182	4,798,804	4,619,771
Rest of world	1,836,572	989,176	1,022,487
	$7,348,754	5,787,980	5,642,258
Long-lived assets (1):
North America	$2,332,296	1,968,561	1,996,517
Rest of world	2,105,539	1,110,062	1,090,812
	$4,437,835	3,078,623	3,087,329
Net sales by product categories (2):
Soft surface	$2,756,627	2,696,462	2,722,113
Tile	2,744,289	1,676,971	1,513,210
Laminate and wood	1,847,838	1,414,547	1,406,935
	$7,348,754	5,787,980	5,642,258

(1)	Long-lived assets are composed of property, plant and equipment, net, and goodwill.

(2)
The Soft surface product category includes carpets, rugs, carpet pad and resilient. The Tile product category includes ceramic tile, porcelain tile and natural stone. The Wood product category includes laminate, hardwood, roofing elements, insulation boards, MDF, chipboards, other wood-based products and licensing.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

(19) Quarterly Financial Data (Unaudited)
The supplemental quarterly financial data are as follows:

	Quarters Ended
	March 30, 2013	June 29, 2013	September 28, 2013	December 31, 2013
Net sales	$1,486,815	1,976,299	1,961,536	1,924,104
Gross profit	377,066	514,056	516,890	512,797
Net earnings	50,495	84,572	119,068	94,651
Basic earnings per share	0.73	1.17	1.64	1.30
Diluted earnings per share	0.72	1.16	1.63	1.29

	Quarters Ended
	March 31, 2012	June 30, 2012	September 29, 2012	December 31, 2012
Net sales	$1,409,035	1,469,793	1,473,493	1,435,659
Gross profit	359,426	388,464	372,837	369,331
Net earnings	40,377	73,188	70,304	66,389
Basic earnings per share	0.59	1.06	1.02	0.96
Diluted earnings per share	0.58	1.06	1.01	0.96

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures
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
Management’s Report on Internal Control over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). The Company maintains internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, internal control over financial reporting determined to be effective provides only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
On January 10, 2013, April 3, 2013 and May 3, 2013, the Company completed the acquisitions of Pergo, Marazzi and Spano, respectively. As a result, the Company's management excluded the Pergo, Marazzi and Spano businesses from its assessment of internal control over financial reporting as of December 31, 2013. Pergo, Marazzi and Spano represent 29.9% of the Company's total assets (excluding goodwill and identifiable intangible assets of 23.4%); and 17.6% of the Company's net sales of the related consolidated financial statement amounts as of and for the year ended December 31, 2013, respectively.

The Company's management assessed the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included an assessment of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.
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

The information required by this item is incorporated by reference to information contained in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders under the following headings: “Election of Directors—Director, Director Nominee and Executive Officer Information,” “—Nominees for Director,” “—Continuing Directors,” “—Executive Officers,” “—Meetings and Committees of the Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Audit Committee” and “Corporate Governance.” The Company has adopted the Mohawk Industries, Inc. Standards of Conduct and Ethics, which applies to all of its directors, officers and employees. The standards of conduct and ethics are publicly available on the Company’s website at http://www.mohawkind.com and will be made available in print to any stockholder who requests them without charge. If the Company makes any substantive amendments to the standards of conduct and ethics, or grants any waiver, including any implicit waiver, from a provision of the standards required by regulations of the Commission to apply to the Company’s chief executive officer, chief financial officer or chief accounting officer, the Company will disclose the nature of the amendment or waiver on its website. The Company may elect to also disclose the amendment or waiver in a report on Form 8-K filed with the SEC. The Company has adopted the Mohawk Industries, Inc. Board of Directors Corporate Governance Guidelines, which are publicly available on the Company’s website and will be made available to any stockholder who requests it.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to information contained in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders under the following headings: “Compensation, Discussion and Analysis,” “Executive Compensation and Other Information—Summary Compensation Table,” “—Grants of Plan Based Awards,” “—Outstanding Equity Awards at Fiscal Year End,” “—Option Exercises and Stock Vested,” “—Nonqualified Deferred Compensation,” “—Certain Relationships and Related Transactions,” “—Compensation Committee Interlocks and Insider Participation,” “—Compensation Committee Report” and “Director Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to information contained in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders under the following headings: “Executive Compensation and Other Information—Equity Compensation Plan Information,” and “—Principal Stockholders of the Company.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to information contained in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders under the following heading: “Election of Directors—Meetings and Committees of the Board of Directors,” and “Executive Compensation and Other Information—Certain Relationships and Related Transactions.”

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to information contained in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders under the following heading: “Audit Committee—Principal Accountant Fees and Services” and “Election of Directors—Meetings and Committees of the Board of Directors.”

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

*10.6
First Amendment to Credit and Security Agreement, dated as of January 22, 2013, by and among Mohawk Factoring, LLC, as borrower, Mohawk Servicing, LLC, as servicer, the lenders from time to time party thereto, the liquidity banks from time to time party thereto, the co-agents from time to time party thereto and SunTrust Bank, as administrative agent. (Incorporated herein by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K (File No. 001-13697) for the fiscal year ended December 31, 2012.)

*10.7
Receivables Purchase and Sale Agreement, dated December 19, 2012, by and among Mohawk Carpet Distribution, Inc., and Dal-Tile Distribution, Inc., as originators, and Mohawk Factoring, LLC, as buyer (Incorporated herein by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K dated December 21, 2012.)

*10.8
Credit Agreement by and among the Company and certain of its subsidiaries, as Borrowers, Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender, and an L/C Issuer, Wells Fargo Securities, LLC, J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and SunTrust Robinson Humphrey, Inc., as Joint Lead Arrangers and Joint Lead Bookrunners, Bank of America, N.A., JPMorgan Chase Bank, and SunTrust Bank, as Syndication Agents, Barclays Bank PLC, Mizuho Bank, LTD., Regions Financial Corporation, The Bank of Tokyo-Mitsubishi UFJ, Ltd. and U.S. Bank, National Association, as Documentation Agents and the other Lenders party thereto. (Incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated September 30, 2013.)

*10.9
Amendment No. 1 to Credit Agreement dated as of October 10, 2013 by and among the Company and certain of its subsidiaries, as Borrowers, Wells Fargo Bank, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the other lenders party thereto (Incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q dated November 4, 2013.)

Exhibits Related to Executive Compensation Plans, Contracts and other Arrangements:

*10.10
Service Agreement dated February 24, 2009, by and between Unilin Industries BVBA and BVBA “F. De Cock Management” (Incorporated by reference to the Company’s Current Report on Form 8-K dated February 24, 2009.)

*10.11
Service Agreement dated February 9, 2009, by and between Unilin Industries BVBA and Comm. V. “Bernard Thiers” (Incorporated herein by reference to Exhibit 10.7 in the Company's Annual Report on Form 10-K (File No. 001-13697) for the fiscal year ended December 31, 2009.)

*10.12
Second Amended and Restated Employment Agreement, dated as of November 4, 2009, by and between the Company and W. Christopher Wellborn (Incorporated by reference to the Company’s Current Report on Form 8-K dated November 4, 2009.)

*10.13
Amendment No. 1 to Second Amended and Restated Employment Agreement, dated as of December 20, 2012, by and between the Company and W. Christopher Wellborn (Incorporated herein by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-K (File No. 001-13697) for the fiscal year ended December 31, 2012.).

*10.14
Mohawk Carpet Corporation Supplemental Executive Retirement Plan, as amended. (Incorporated herein by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-1, Registration No. 33-45418.)

*10.15
The Mohawk Industries, Inc. Senior Management Deferred Compensation Plan (Incorporated herein by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K (File No. 001-13697) for the fiscal year ended December 31, 2010.)

*10.16
Mohawk Industries, Inc. 1997 Non-Employee Director Stock Compensation Plan (Amended and Restated as of January 1, 2009) (Incorporated herein by reference to Exhibt 10.32 in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2008.)

*10.17	Mohawk Industries, Inc. 2012 Non-Employee Director Stock Compensation Plan (Incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q dated August 3, 2012.)

10.18	Mohawk Industries, Inc. 2012 Non-Employee Director Stock Compensation Plan Amendment, approved October 23, 2013.

*10.19	2002 Long-Term Incentive Plan. (Incorporated herein by reference to Appendix A in the 2002 Mohawk Industries, Inc. Proxy Statement dated March 29, 2002.)

*10.20
Mohawk Industries, Inc. 2007 Incentive Plan (Incorporated herein by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-13697) filed with the Securities and Exchange Commission on April 9, 2007.)

*10.21
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

Mohawk Industries, Inc.

February 28, 2014	By:	/s/ JEFFREY S. LORBERBAUM
Jeffrey S. Lorberbaum,
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 28, 2014	/s/ JEFFREY S. LORBERBAUM
Jeffrey S. Lorberbaum,
Chairman and Chief Executive Officer (principal executive officer)

February 28, 2014	/s/ FRANK H. BOYKIN
Frank H. Boykin,
Chief Financial Officer and Vice President-Finance (principal financial officer)

February 28, 2014	/s/ JAMES F. BRUNK
James F. Brunk,
Vice President and Corporate Controller (principal accounting officer)

February 28, 2014	/s/ BRUCE C. BRUCKMANN
Bruce C. Bruckmann, Director

February 28, 2014	/s/ FRANS DE COCK
Frans De Cock, Director

February 28, 2014	/s/ JOHN F. FIEDLER
John F. Fiedler, Director

February 28, 2014	/s/ RICHARD C. ILL
Richard C. Ill, Director

February 28, 2014	/s/ JOSEPH A. ONORATO
Joseph A. Onorato, Director

February 28, 2014	/s/ KAREN A. SMITH BOGART
Karen A. Smith Bogart, Director

February 28, 2014	/s/ W. CHRISTOPHER WELLBORN
W. Christopher Wellborn, Director