Form 10-Q
period 2014-03-29
MOHAWK INDUSTRIES INC
filed 2014-05-05
CIK 851968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________
[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s classes of common stock as of April 28, 2014, the latest practicable date, is as follows: 72,828,987 shares of Common Stock, $.01 par value.

MOHAWK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

 MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
(In thousands)
(Unaudited)

	March 29, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$72,645	54,066
Receivables, net	1,174,895	1,062,875
Inventories	1,632,236	1,572,325
Prepaid expenses	207,618	204,034
Deferred income taxes	133,808	147,534
Other current assets	42,072	44,884
Total current assets	3,263,274	3,085,718
Property, plant and equipment	5,055,793	4,950,149
Less: accumulated depreciation	2,310,736	2,248,406
Property, plant and equipment, net	2,745,057	2,701,743
Goodwill	1,721,792	1,736,092
Tradenames	692,216	700,592
Other intangible assets subject to amortization, net	104,680	111,010
Deferred income taxes and other non-current assets	154,469	159,022
	$8,681,488	8,494,177

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and commercial paper	$654,871	127,218
Accounts payable and accrued expenses	1,188,644	1,193,593
Total current liabilities	1,843,515	1,320,811
Deferred income taxes	423,034	445,823
Long-term debt, less current portion	1,811,789	2,132,790
Other long-term liabilities	109,706	124,447
Total liabilities	4,188,044	4,023,871
Commitments and contingencies (Notes 9 and 15)
Stockholders’ equity:
Preferred stock, $.01 par value; 60 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 150,000 shares authorized; 80,984 and 80,841 shares issued in 2014 and 2013, respectively	810	808
Additional paid-in capital	1,572,865	1,566,985
Retained earnings	3,034,890	2,953,809
Accumulated other comprehensive income, net	115,609	178,689
	4,724,174	4,700,291
Less treasury stock at cost; 8,155 shares in 2014 and 2013	239,234	239,234
Total Mohawk Industries, Inc. stockholders' equity	4,484,940	4,461,057
Noncontrolling interest	8,504	9,249
Total stockholders' equity	4,493,444	4,470,306
	$8,681,488	8,494,177
See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 29, 2014	March 30, 2013
Net sales	$1,813,095	1,486,815
Cost of sales	1,331,740	1,109,749
Gross profit	481,355	377,066
Selling, general and administrative expenses	350,620	290,224
Operating income	130,735	86,842
Interest expense	22,096	19,156
Other expense	4,890	6,387
Earnings from continuing operations before income taxes	103,749	61,299
Income tax expense	22,696	10,732
Net earnings including noncontrolling interest	81,053	50,567
Net (loss) income attributable to noncontrolling interest	(28)	72
Net earnings attributable to Mohawk Industries, Inc.	$81,081	50,495

Basic earnings per share attributable to Mohawk Industries, Inc.
Basic earnings per share attributable to Mohawk Industries, Inc.	$1.11	0.73
Weighted-average common shares outstanding—basic	72,742	69,375

Diluted earnings per share attributable to Mohawk Industries, Inc.
Diluted earnings per share attributable to Mohawk Industries, Inc.	$1.11	0.72
Weighted-average common shares outstanding—diluted	73,282	69,897
See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended
	March 29, 2014	March 30, 2013
Net earnings including noncontrolling interest	$81,053	50,567
Other comprehensive income (loss):
Foreign currency translation adjustments	(63,082)	(77,706)
Pension prior service cost and actuarial gain	2	215
Other comprehensive loss	(63,080)	(77,491)
Comprehensive income (loss)	17,973	(26,924)
Comprehensive (loss) income attributable to the noncontrolling interest	(28)	72
Comprehensive income (loss) attributable to Mohawk Industries, Inc.	$18,001	(26,996)
See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 29, 2014	March 30, 2013
Cash flows from operating activities:
Net earnings	$81,053	50,567
Adjustments to reconcile net earnings to net cash provided by operating activities:
Restructuring	4,661	8,222
Depreciation and amortization	80,984	60,349
Deferred income taxes	(9,814)	(5,985)
Loss on disposal of property, plant and equipment	406	51
Stock-based compensation expense	7,614	5,504
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	(114,755)	(120,814)
Inventories	(65,645)	(50,134)
Accounts payable and accrued expenses	(36,365)	15,568
Other assets and prepaid expenses	1,858	11,115
Other liabilities	(21,003)	(13,387)
Net cash used in operating activities	(71,006)	(38,944)
Cash flows from investing activities:
Additions to property, plant and equipment	(122,081)	(63,282)
Acquisitions, net of cash acquired	19	(147,769)
Net cash used in investing activities	(122,062)	(211,051)
Cash flows from financing activities:
Payments on Senior Credit Facilities	(1,010,654)	(537,409)
Proceeds from Senior Credit Facilities	682,101	842,634
Payments on Commercial Paper	(287,485)	—
Proceeds from Commercial Paper	878,626	—
Proceeds from 3.85% Senior Notes	—	600,000
Repayment of acquired debt and other financings	(12,417)	—
Net change in asset securitization borrowings	—	20,000
Payments on other debt	(52,460)	(1,630)
Debt issuance costs	—	(5,170)
Change in outstanding checks in excess of cash	9,056	(8,069)
Proceeds and net tax benefit from stock transactions	6,276	27,619
Net cash provided by financing activities	213,043	937,975
Effect of exchange rate changes on cash and cash equivalents	(1,396)	(45,485)
Net change in cash and cash equivalents	18,579	642,495
Cash and cash equivalents, beginning of period	54,066	477,672
Cash and cash equivalents, end of period	$72,645	1,120,167

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

1. Interim reporting

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto, and the Company’s description of critical accounting policies, included in the Company’s 2013 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. Results for interim periods are not necessarily indicative of the results for the year.

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
The Company funded the cash portion of the Marazzi acquisition through a combination of proceeds from the 3.85% Senior Notes (as discussed in Note 16), cash on hand and borrowings under the 2011 Senior Credit Facility. The Company incurred $15,660 of direct transaction costs, of which $14,199 were recorded in selling, general and administrative expenses and $1,461 were recorded in other expenses for the year ended December 31, 2013. The Company did not record any transaction costs during the three months ended March 30, 2013.
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

The following table summarizes the allocation of the aggregate purchase price of the Marazzi acquisition to the estimated fair values of the tangible and identifiable intangible assets acquired and liabilities assumed:

Enterprise value	$1,522,731
Assumed indebtedness	(901,773)
Consideration transferred	$620,958

Working capital	$428,624
Property, plant and equipment, net	773,594
Tradenames	215,357
Customer relationships	21,792
Equity method investments	32
Goodwill	276,586
Other long-term assets	18,499
Long-term debt, including current portion	(901,773)
Other long-term liabilities	(70,090)
Deferred tax liability	(135,455)
Noncontrolling interest	(6,208)
Consideration transferred	$620,958

Intangible assets subject to amortization of $21,792 related to customer relationships have an estimated average life of 10 years. In addition to the amortizable intangible assets, there is an additional $215,357 in indefinite-lived trademark intangible assets. The goodwill of $276,586 was allocated to the Ceramic segment. The factors contributing to the recognition of the amount of goodwill are based on several strategic and synergistic benefits that are expected to be realized from the Marazzi acquisition. These benefits include opportunities to improve the Company's ceramic performance by leveraging best practices, operational expertise, product innovation and manufacturing assets across the segment. The goodwill is not expected to be deductible for tax purposes. The fair value of inventories acquired included a step-up in the value of inventories of approximately $31,041 which was charged to cost of sales in the year ended December 31, 2013.

In connection with the acquisition of Marazzi, the Company became a party to an off-balance sheet accounts receivable securitization facility ("Marazzi Securitization Facility") pursuant to which the Company services receivables sold to a third party. As of March 29, 2014, the amount utilized under the Marazzi Securitization Facility was €5,534. The Company is in the process of terminating this facility.

The following unaudited pro forma consolidated results of operations have been prepared as if the Marazzi acquisition occurred as of January 1, 2012:

	Three Months Ended
	March 29, 2014	March 30, 2013

Net Sales:
As reported	$1,813,095	1,486,815
Pro forma	$1,813,095	1,749,296

Net earnings from continuing operations attributable to Mohawk Industries, Inc.:
As reported	$81,081	50,495
Pro forma	$81,081	58,409

Basic earnings per share from continuing operations attributable to Mohawk Industries, Inc.:
As reported	$1.11	0.73
Pro forma	$1.11	0.81

Diluted earnings per share from continuing operations attributable to Mohawk Industries, Inc.:
As reported	$1.11	0.72
Pro forma	$1.11	0.80

The pro forma earnings and per share results for the three months ended March 30, 2013 have been prepared for comparative purposes only, and they do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the date indicated or that may result in the future.

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
On May 3, 2013, the Company completed the acquisition of Spano, a Belgian panel board manufacturer. The total value of the acquisition was approximately $160,000. Spano extends the Laminate and Wood segment's customer base into new channels of distribution and adds technical expertise and product knowledge that the Company can leverage. The acquisition's results and a preliminary purchase price allocation have been included in the condensed consolidated financial statements since the date of the acquisition. The Company's acquisition of Spano resulted in a preliminary goodwill allocation of $37,739. The factors contributing to the recognition of the amount of goodwill include the extension of the Company's customer base into new channels of distribution and the opportunity for synergies in manufacturing assets and processes, raw materials and operational efficiencies. The Spano results are reflected in the Laminate and Wood segment.

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

Restructuring, acquisition transaction and integration-related costs consisted of the following during the three months ended March 29, 2014 and March 30, 2013:

	Three Months Ended
	March 29, 2014	March 30, 2013
Cost of sales
Restructuring costs	$2,059	3,006
Acquisition integration-related costs	3,578	405
Restructuring and integration-related costs	$5,637	3,411

Selling, general and administrative expenses
Restructuring costs	$2,602	5,216
Acquisition integration-related costs	3,486	1,229
Restructuring, acquisition and integration-related costs	$6,088	6,445

The restructuring activity for the three months ended March 29, 2014 is as follows:

	Lease impairments	Asset write-downs	Severance	Other restructuring costs	Total
Balance as of December 31, 2013	$5,904	—	18,144	—	24,048
Provision - Ceramic segment	—	525	461	513	1,499
Provision - Laminate and Wood segment	—	—	718	2,444	3,162
Cash payments	(864)	—	(7,879)	(2,444)	(11,187)
Non-cash items	—	(525)	—	(513)	(1,038)
Balance as of March 29, 2014	$5,040	—	11,444	—	16,484

The Company expects the remaining lease impairments, severance and other restructuring costs to be paid over the next five years.

4. Discontinued operations

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

5. Receivables, net

Receivables, net are as follows:

	March 29, 2014	December 31, 2013
Customers, trade	$1,192,773	1,076,824
Income tax receivable	5,725	7,590
Other	57,125	55,498
	1,255,623	1,139,912
Less: allowance for discounts, returns, claims and doubtful accounts	80,728	77,037
Receivables, net	$1,174,895	1,062,875

6. Inventories

The components of inventories are as follows:

	March 29, 2014	December 31, 2013
Finished goods	$1,096,331	1,039,478
Work in process	138,339	129,080
Raw materials	397,566	403,767
Total inventories	$1,632,236	1,572,325

7. Goodwill and intangible assets

The components of goodwill and other intangible assets are as follows:

Goodwill:

	Carpet segment	Ceramic segment	Laminate and Wood segment	Total
Balance as of December 31, 2013
Goodwill	$199,132	1,459,812	1,404,573	3,063,517
Accumulated impairment losses	(199,132)	(531,930)	(596,363)	(1,327,425)
	$—	927,882	808,210	1,736,092

Goodwill recognized during the period	$—	(2,497)	2,509	12
Currency translation during the period	$—	(12,767)	(1,545)	(14,312)

Balance as of March 29, 2014
Goodwill	$199,132	1,444,548	1,405,537	3,049,217
Accumulated impairment losses	(199,132)	(531,930)	(596,363)	(1,327,425)
	$—	912,618	809,174	1,721,792

During the first quarter of 2014, the Company acquired certain assets of a wood business in the Laminate and Wood segment for $303, resulting in a preliminary goodwill allocation of $1,396.

Intangible assets not subject to amortization:

Tradenames
Balance as of December 31, 2013	$700,592
Currency translation during the period	(8,376)
Balance as of March 29, 2014	$692,216

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Intangible assets subject to amortization:

Gross carrying amounts:	Customer relationships	Patents	Other	Total
Balance as of December 31, 2013	$383,359	307,186	1,501	692,046
Currency translation during the period	(646)	(1,112)	3	(1,755)
Balance as of March 29, 2014	$382,713	306,074	1,504	690,291

Accumulated amortization:	Customer relationships	Patents	Other	Total
Balance as of December 31, 2013	$342,361	238,115	560	581,036
Amortization during the period	1,606	4,401	31	6,038
Currency translation during the period	(624)	(840)	1	(1,463)
Balance as of March 29, 2014	$343,343	241,676	592	585,611

Intangible assets subject to amortization, net	$39,370	64,398	912	104,680

	Three Months Ended
	March 29, 2014	March 30, 2013
Amortization expense	$6,038	5,974

8. Accounts payable and accrued expenses

Accounts payable and accrued expenses are as follows:

	March 29, 2014	December 31, 2013
Outstanding checks in excess of cash	$27,068	18,012
Accounts payable, trade	697,366	631,732
Accrued expenses	233,004	273,230
Product warranties	33,260	35,818
Accrued interest	15,962	35,618
Deferred tax liability	9,075	11,235
Income taxes payable	15,256	1,095
Accrued compensation and benefits	157,653	186,853
Total accounts payable and accrued expenses	$1,188,644	1,193,593

9. Product warranties

The Company warrants certain qualitative attributes of its products for up to 50 years. The Company records a provision for estimated warranty and related costs in accrued expenses, based on historical experience, and periodically adjusts these provisions to reflect actual experience.

The activity related to warranty obligations is as follows:

	Three Months Ended
	March 29, 2014	March 30, 2013
Balance at beginning of period	$35,818	32,930
Warranty claims paid during the period	(14,024)	(13,301)
Acquisitions	—	2,780
Warranty expense during the period	11,466	13,074
Balance at end of period	$33,260	35,483

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Accumulated other comprehensive income

The changes in accumulated other comprehensive income by component, net of tax, for the three months ended March 29, 2014 are as follows:

	Foreign currency translation adjustments	Pensions (1)	Total
Balance as of December 31, 2013	$178,846	(157)	178,689
Current period other comprehensive (loss) income before reclassifications	(63,082)	2	(63,080)
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	—
Balance as of March 29, 2014	$115,764	(155)	115,609

(1) This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost (refer to Note 13 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013).

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

The Company did not grant any options for the three months ended March 29, 2014 and March 30, 2013. The Company recognized stock-based compensation costs related to stock options of $283 ($179 net of taxes) and $606 ($384 net of taxes) for the three months ended March 29, 2014 and March 30, 2013, respectively, which has been allocated to cost of sales and selling, general and administrative expenses. Pre-tax unrecognized compensation expense for stock options granted to employees and outside directors, net of estimated forfeitures, was $787 as of March 29, 2014, and will be recognized as expense over a weighted-average period of approximately 1.15 years.

The fair value of the option award is estimated on the date of grant using the Black-Scholes-Merton valuation model. Expected volatility is based on the historical volatility of the Company’s common stock. The Company uses historical data to estimate option exercise and forfeiture rates within the valuation model.

The Company granted 189 RSU's at a weighted-average grant-date fair value of $144.75 per unit for the three months ended March 29, 2014. The Company granted 206 RSU's at a weighted-average grant-date fair value per unit of $111.74 for the three months ended March 30, 2013. The Company recognized stock-based compensation costs related to the issuance of RSUs of $7,331 ($4,644 net of taxes) and $4,898 ($3,103 net of taxes) for the three months ended March 29, 2014 and March 30, 2013, respectively, which has been allocated to cost of sales and selling, general and administrative expenses. Pre-tax unrecognized compensation expense for unvested RSUs granted to employees, net of estimated forfeitures, was $49,991 as of March 29, 2014, and will be recognized as expense over a weighted-average period of approximately 2.68 years.

12. Other expense (income)

Other expense (income) is as follows:

	Three Months Ended
	March 29, 2014	March 30, 2013
Foreign currency losses, net	$5,889	3,799
All other, net	(999)	2,588
Total other expense	$4,890	6,387

13. Earnings per share

Basic earnings per common share is computed by dividing earnings from continuing operations attributable to Mohawk Industries, Inc. by the weighted average number of common shares outstanding during each period. Diluted earnings per common share assumes the exercise of outstanding stock options and the vesting of RSUs using the treasury stock method when the effects of such assumptions are dilutive. A reconciliation of earnings from continuing operations attributable to Mohawk Industries, Inc. and weighted average common shares outstanding for purposes of calculating basic and diluted earnings per share is as follows:

	Three Months Ended
	March 29, 2014	March 30, 2013
Earnings from continuing operations attributable to Mohawk Industries, Inc.	$81,081	50,495

Weighted-average common shares outstanding-basic and diluted:
Weighted-average common shares outstanding—basic	72,742	69,375
Add weighted-average dilutive potential common shares—options to purchase common shares and RSUs, net	540	522
Weighted-average common shares outstanding-diluted	73,282	69,897

Earnings per share from continuing operations attributable to Mohawk Industries, Inc.
Basic	$1.11	0.73
Diluted	$1.11	0.72

14. Segment reporting

The Company has three reporting segments: the Carpet segment, the Ceramic segment and the Laminate and Wood segment. The Carpet segment designs, manufactures, sources and markets its floor covering product lines, including carpets, ceramic tile, laminate, rugs, carpet pad, hardwood and resilient, which it distributes primarily in North America through its network of regional distribution centers and satellite warehouses using company-operated trucks, common carrier or rail transportation. The segment’s product lines are sold through various selling channels, which include independent floor covering retailers, home centers, mass merchandisers, department stores, shop at home, buying groups, commercial dealers and commercial end users. The Ceramic segment designs, manufactures, sources and markets a broad line of ceramic tile, porcelain tile, natural stone and other products, which it distributes primarily in North America, Europe and Russia through its network of regional distribution centers and Company-operated service centers using company-operated trucks, common carriers or rail transportation. The segment’s product lines are sold through Company-operated service centers, independent distributors, home center retailers, tile and flooring retailers and contractors. The Laminate and Wood segment designs, manufactures, sources, licenses and markets laminate, hardwood flooring, roofing elements, insulation boards, medium-density fiberboard ("MDF"), chipboards and other wood products, which it distributes primarily in North America and Europe through various selling channels, which include retailers, independent distributors and home centers.

The accounting policies for each operating segment are consistent with the Company’s policies for the consolidated financial statements. Amounts disclosed for each segment are prior to any elimination or consolidation entries. Corporate

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

general and administrative expenses attributable to each segment are estimated and allocated accordingly. Segment performance is evaluated based on operating income.

Segment information is as follows:

	Three Months Ended
	March 29, 2014	March 30, 2013
Net sales:
Carpet segment	$674,926	695,334
Ceramic segment	695,094	411,881
Laminate and Wood segment	468,008	404,475
Intersegment sales	(24,933)	(24,875)
	$1,813,095	1,486,815
Operating income (loss):
Carpet segment	$34,271	25,238
Ceramic segment	60,659	29,976
Laminate and Wood segment	44,119	38,693
Corporate and intersegment eliminations	(8,314)	(7,065)
	$130,735	86,842

	March 29, 2014	December 31, 2013
Assets:
Carpet segment	$1,920,937	1,786,085
Ceramic segment	3,782,006	3,787,785
Laminate and Wood segment	2,788,839	2,716,759
Corporate and intersegment eliminations	189,706	203,548
	$8,681,488	8,494,177

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

In these actions, the plaintiffs, on behalf of themselves and/or a class of purchasers, seek three times the amount of unspecified damages allegedly suffered as a result of alleged overcharges in the price of polyurethane foam products from at least 1999 to the present. Each plaintiff also seeks attorney fees, pre-judgment and post-judgment interest, court costs, and injunctive relief against future violations. In April 2011, the Company filed a motion to dismiss the class action claims brought by the direct purchasers, and in May 2011, the Company moved to dismiss the claims brought by the indirect purchasers. On July 19, 2011, the Court denied all defendants’ motions to dismiss.  On April 9, 2014, the Court certified the direct and indirect purchaser classes. The Company expects to appeal the certification order.

In December 2011, the Company was named as a defendant in a Canadian Class action, Hi! Neighbor Floor Covering Co. Limited v. Hickory Springs Manufacturing Company, et al., filed in the Superior Court of Justice of Ontario, Canada and Options Consommateures v. Vitafoam, Inc. et.al., filed in the Superior Court of Justice of Quebec, Montreal, Canada, both of

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

which allege similar claims against the Company as raised in the U.S. actions and seek unspecified damages and punitive damages. The Company denies all of the allegations in these actions and will vigorously defend itself.

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

In December 2013, the Belgian tax authority issued additional assessments related to the years ended December 31, 2006, 2007, and 2010, in the amounts of €38,817, €39,635, and €43,117, respectively, including penalties, but excluding interest. The Company filed formal protests during the first quarter of 2014, refuting the Belgian tax authority's position for each of the years assessed.

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

16. Debt

Commercial Paper

On February 28, 2014, the Company entered into definitive documentation to establish a commercial paper program for the issuance of unsecured commercial paper in the United States capital markets. Under the program, the Company may issue commercial paper notes from time to time in an aggregate amount not to exceed $1,000,000 outstanding at any time, subject to availability under the 2013 Senior Credit Facility, which the Company uses as a liquidity backstop. The commercial paper notes will have maturities ranging from one day to 397 days and will not be subject to voluntary prepayment by the Company or redemption prior to maturity. The commercial paper notes will rank pari passu with all of the Company's other unsecured and unsubordinated indebtedness.

The proceeds from the sale of commercial paper notes will be available for general corporate purposes. The Company used the initial proceeds from the sale of commercial paper notes to repay borrowings under its 2013 Senior Credit Facility and certain of its industrial revenue bonds. As of March 29, 2014, the amount utilized under the commercial paper program was $591,141 with a weighted-average interest rate and maturity period of 0.59% and 19 days, respectively.

Senior Credit Facilities

On September 25, 2013, the Company entered into a $1,000,000, 5-year, senior revolving credit facility (the "2013 Senior Credit Facility"). The 2013 Senior Credit Facility provides for a maximum of $1,000,000 of revolving credit, including limited amounts of credit in the form of letters of credit and swingline loans. The Company paid financing costs of $1,836 in connection with its 2013 Senior Credit Facility. These costs were deferred and, along with unamortized costs of $11,440 related to the Company’s 2011 Credit Facility, are being amortized over the term of the 2013 Senior Credit Facility.

At the Company's election, revolving loans under the 2013 Senior Credit Facility bear interest at annual rates equal to either (a) LIBOR for 1, 2, 3 or 6 month periods, as selected by the Company, plus an applicable margin ranging between 1.00%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

and 1.75%, or (b) the higher of the Wells Fargo Bank, National Association prime rate, the Federal Funds rate plus 0.5%, and a monthly LIBOR rate plus 1.0%, plus an applicable margin ranging between 0.00% and 0.75%. The Company also pays a commitment fee to the Lenders under the 2013 Senior Credit Facility on the average amount by which the aggregate commitments of the Lenders' exceed utilization of the 2013 Senior Credit Facility ranging from 0.125% to 0.25% per annum. The applicable interest rate and the commitment fee are determined based on whichever of the Company's Consolidated Net Leverage Ratio or its senior unsecured debt rating (or if not available, corporate family rating) results in the lower applicable margins and commitment fee (with applicable margins and the commitment fee increasing as that ratio increases or those ratings decline, as applicable).

The obligations of the Company and its subsidiaries in respect of the 2013 Senior Credit Facility are unsecured.

If at any time (a) both (i) the Moody's Rating is Ba2 and (ii) the S&P Rating is BB, (b) (i) the Moody's Rating is Ba3 or lower and (ii) the S&P Rating is below BBB- (with a stable outlook or better) or (c) (i) the Moody's Rating is below Baa3 (with a stable outlook or better) and (ii) the S&P Rating is BB- or lower, the obligations of the Company and the other Borrowers under the 2013 Senior Credit Facility will be required to be guaranteed by all of the Company's material domestic subsidiaries and all obligations of Borrowers that are foreign subsidiaries will be required to be guaranteed by those foreign subsidiaries of the Company which the Company designates as guarantors.

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

As of March 29, 2014, the amount utilized under the 2013 Senior Credit Facility was $83,514 resulting in a total of $916,486 available under the 2013 Senior Credit Facility. The amount utilized included $35,795 of borrowings and $47,719 of standby letters of credit related to various insurance contracts and foreign vendor commitments. The Company considers outstanding borrowings under its commercial paper program to be a reduction of the available capacity on its 2013 Senior Credit Facility.

Senior Notes

On January 31, 2013, the Company issued $600,000 aggregate principal amount of 3.85% Senior Notes due February 1, 2023. The Company paid financing costs of $6,000 in connection with the 3.85% Senior Notes. These costs were deferred and are being amortized over the term of the 3.85% Senior Notes.

On January 17, 2006, the Company issued $900,000 aggregate principal amount of 6.125% notes due January 15, 2016. Interest payable on these notes is subject to adjustment if either Moody’s or S&P, or both, upgrades or downgrades the rating assigned to the Company. Each rating agency downgrade results in a 0.25% increase in the interest rate, subject to a maximum increase of 1% per rating agency. If later the rating of these notes improves, then the interest rates would be reduced accordingly. Each 0.25% increase in the interest rate of these notes would increase the Company’s interest expense by approximately $63 per quarter per $100,000 of outstanding notes. The current rate in effect is 6.125%. Any future downgrades in the Company’s credit ratings could increase the cost of its existing credit and adversely affect the cost of and ability to obtain additional credit in the future.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Accounts Receivable Securitization

On December 19, 2012, the Company entered into a three-year on-balance sheet trade accounts receivable securitization agreement (the "Securitization Facility"). The Securitization Facility allows the Company to borrow up to $300,000 based on available accounts receivable and is secured by the Company's U.S. trade accounts receivable. Borrowings under the Securitization Facility bear interest at commercial paper interest rates, in the case of lenders that are commercial paper conduits, or LIBOR, in the case of lenders that are not commercial paper conduits, in each case, plus an applicable margin of 0.75% per annum. The Company also pays a commitment fee at a per annum rate of 0.30% on the unused amount of each lender's commitment. At March 29, 2014, the amount utilized under the Securitization Facility was $300,000.

The fair values and carrying values of our debt instruments are detailed as follows:

	March 29, 2014		December 31, 2013
	Fair Value	Carrying Value	Fair Value	Carrying Value
3.85% senior notes, payable January 31, 2023; interest payable semiannually	$591,600	600,000	569,400	600,000
6.125% notes, payable January 15, 2016; interest payable semiannually	970,200	900,000	983,700	900,000
Commercial paper	591,141	591,141	—	—
Five-year senior secured credit facility, due September 25, 2018	35,795	35,795	364,005	364,005
Securitization facility	300,000	300,000	300,000	300,000
Capital leases and other	39,724	39,724	96,003	96,003
Total debt	2,528,460	2,466,660	2,313,108	2,260,008
Less current portion of long term debt and commercial paper	654,871	654,871	127,218	127,218
Long-term debt, less current portion	$1,873,589	1,811,789	2,185,890	2,132,790

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

The Company has three reporting segments: the Carpet segment, the Ceramic segment and the Laminate and Wood segment. The Carpet segment designs, manufactures, sources and markets its floor covering product lines, including carpets, ceramic tile, laminate, rugs, carpet pad, hardwood and resilient, which it distributes primarily in North America through its network of regional distribution centers and satellite warehouses using company-operated trucks, common carrier or rail transportation. The segment’s product lines are sold through various selling channels, which include independent floor covering retailers, home centers, mass merchandisers, department stores, shop at home, buying groups, commercial dealers and commercial end users. The Ceramic segment designs, manufactures, sources and markets a broad line of ceramic tile, porcelain tile, natural stone and other products, which it distributes primarily in North America, Europe and Russia through its network of regional distribution centers and Company-operated service centers using company-operated trucks, common carriers or rail transportation. The segment’s product lines are sold through Company-operated service centers, independent distributors, home center retailers, tile and flooring retailers and contractors. The Laminate and Wood segment designs, manufactures, sources, licenses and markets laminate, hardwood flooring, roofing elements, insulation boards, medium-density fiberboard ("MDF"), chipboards and other wood products, which it distributes primarily in North America and Europe through various selling channels, which include retailers, independent distributors and home centers.

For the three months ended March 29, 2014, net earnings attributable to the Company were $81.1 million, or diluted earnings per share (“EPS”) of $1.11, compared to the net earnings attributable to the Company of $50.5 million, or diluted EPS of $0.72, for the three months ended March 30, 2013. The increase in diluted EPS for the three months ended March 29, 2014 was primarily attributable to the Marazzi and Spano acquisitions, increased operations productivity and the favorable net impact of price and product mix, partially offset by higher input costs.

Results of Operations

Quarter Ended March 29, 2014, as compared with Quarter Ended March 30, 2013

Net sales

Net sales for the three months ended March 29, 2014 were $1,813.1 million, reflecting an increase of $326.3 million, or 21.9%, from the $1,486.8 million reported for the three months ended March 30, 2013. The increase was primarily attributable to higher volume of approximately $317 million mainly driven by the Marazzi and Spano acquisitions and the net impact of favorable foreign exchange rates of approximately $10 million, partially offset by the unfavorable net impact of price and product mix of approximately $1 million.

Carpet segment—Net sales decreased $20.4 million, or 2.9%, to $674.9 million for the three months ended March 29, 2014, compared to $695.3 million for the three months ended March 30, 2013. The decrease was primarily attributable to lower volume of approximately $22 million, partially offset by the favorable net impact of price and product mix of approximately $2 million. The decrease in volume during the quarter was primarily attributable to the severe winter weather in North America.

Ceramic segment—Net sales increased $283.2 million, or 68.8%, to $695.1 million for the three months ended March 29, 2014, compared to $411.9 million for the three months ended March 30, 2013. The increase was primarily attributable to higher volume of approximately $282 million and the favorable net impact of price and product mix of approximately $3 million, partially offset by the net impact of unfavorable foreign exchange rates of approximately $2 million. Of the $282 million increase in volume, approximately $272 million was attributable to the Marazzi acquisition. The remaining volume increases were attributable to modest growth in the residential and commercial channels which were negatively impacted during the quarter by severe winter weather in North America.

Laminate and Wood segment—Net sales increased $63.5 million, or 15.7%, to $468.0 million for the three months ended March 29, 2014, compared to $404.5 million for the three months ended March 30, 2013. The increase was primarily attributable to higher volume of approximately $57 million and the net impact of favorable foreign exchange rates of approximately $12 million, partially offset by the unfavorable net impact of price and product mix of approximately $5 million. The $57 million increase in volume in the quarter was primarily attributable to the Spano acquisition, partially offset by the severe winter weather in North America.

Gross profit

Gross profit for the three months ended March 29, 2014 was $481.4 million (26.5% of net sales), an increase of $104.3 million or 27.7%, compared to gross profit of $377.1 million (25.4% of net sales) for the three months ended March 30, 2013. As a percentage of net sales, gross profit increased 110 basis points. The increase in gross profit dollars was primarily attributable to higher sales volume of approximately $89 million that was predominately attributable to the Marazzi and Spano acquisitions, operations productivity of approximately $22 million and the favorable net impact of price and product mix of approximately $8 million, partially offset by higher input costs of approximately $14 million.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended March 29, 2014 were $350.6 million (19.3% of net sales), compared to $290.2 million (19.5% of net sales) for the three months ended March 30, 2013. As a percentage of net sales, selling, general and administrative expenses decreased 20 basis points primarily due to increased sales volume. The increase in selling, general and administrative expenses in dollars was primarily attributable to acquisition volume.

Operating income

Operating income for the three months ended March 29, 2014 was $130.7 million (7.2% of net sales) reflecting an increase of $43.9 million, or 50.5%, compared to operating income of $86.8 million (5.8% of net sales) for the three months ended March 30, 2013. The increase in operating income was primarily attributable to sales volume increases of approximately $27 million predominately attributable to the Marazzi and Spano acquisitions, increases in operations productivity of approximately $22 million and the favorable net impact of price and product mix of approximately $8 million, partially offset by higher input costs of approximately $14 million.

Carpet segment—Operating income was $34.3 million (5.1% of segment net sales) for the three months ended March 29, 2014 reflecting an increase of $9.0 million compared to operating income of $25.2 million (3.6% of segment net sales) for the three months ended March 30, 2013. The increase in operating income was primarily attributable to operations productivity of approximately $10 million and lower restructuring charges of approximately $6 million, partially offset by lower sales volume of approximately $9 million.

Ceramic segment—Operating income was $60.7 million (8.7% of segment net sales) for the three months ended March 29, 2014 reflecting an increase of $30.7 million compared to operating income of $30.0 million (7.3% of segment net sales) for the three months ended March 30, 2013. The increase in operating income was primarily attributable to sales volume increases of approximately $26 million predominately attributable to the Marazzi acquisition, operations productivity of approximately $6 million and the favorable net impact of price and product mix of approximately $6 million, partially offset by higher input costs of approximately $6 million.

Laminate and Wood segment—Operating income was $44.1 million (9.4% of segment net sales) for the three months ended March 29, 2014 reflecting an increase of $5.4 million compared to operating income of $38.7 million (9.6% of segment net sales) for the three months ended March 30, 2013. The increase in operating income was primarily attributable to sales volume increases of approximately $10 million and operations productivity of approximately $6 million, partially offset by higher restructuring, acquisition and integration costs of approximately $6 million and higher input costs of approximately $6 million.

Interest expense

Interest expense was $22.1 million for the three months ended March 29, 2014, reflecting an increase of $2.9 million compared to interest expense of $19.2 million for the three months ended March 30, 2013. The increase was primarily attributable to increased debt levels to finance the acquisitions.

Other expense

Other expense was $4.9 million for the three months ended March 29, 2014, reflecting a favorable change of $1.5 million compared to other expense of $6.4 million for the three months ended March 30, 2013.

Income tax expense

For the three months ended March 29, 2014, the Company recorded income tax expense of $22.7 million on earnings from continuing operations before income taxes of $103.7 million for an effective tax rate of 21.9%, as compared to an income tax expense of $10.7 million on earnings from continuing operations before income taxes of $61.3 million, for an effective tax rate of 17.5% for the three months ended March 30, 2013. The difference in the effective tax rate for the comparative period is attributable to the geographic dispersion of earnings and losses for the quarters.

Liquidity and Capital Resources

The Company’s primary capital requirements are for working capital, capital expenditures and acquisitions. The Company’s capital needs are met primarily through a combination of internally generated funds, commercial paper, bank credit lines, term and senior notes and credit terms from suppliers.

Net cash used in operating activities in the first three months of 2014 was $71.0 million, compared to net cash used in operating activities of $38.9 million in the first three months of 2013. The increase was primarily attributable to changes in working capital, partially offset by higher earnings.

Net cash used in investing activities in the first three months of 2014 was $122.1 million compared to net cash used in investing activities of $211.1 million in the first three months of 2013. The decrease was primarily attributable to acquisitions of $147.8 million in the prior year, partially offset by higher capital expenditures of $58.8 million in the current year. Capital spending during the remainder of 2014 is expected to range from approximately $360 million to $380 million and is intended to support growth and margin expansion including increases in carpet fiber and yarn capacity, increasing tile capacity and the addition of a luxury vinyl tile ("LVT") facility in Europe.

Net cash provided by financing activities in the first three months of 2014 was $213.0 million compared to net cash provided by financing activities of $938.0 million in the first three months of 2013. The decrease was primarily attributable to the proceeds from the 3.85% Senior Notes and proceeds from the 2011 Senior Credit Facility used to fund the Marazzi acquisition in the prior year.

Commercial Paper

On February 28, 2014, the Company entered into definitive documentation to establish a commercial paper program for the issuance of unsecured commercial paper in the United States capital markets. Under the program, the Company may issue commercial paper notes from time to time in an aggregate amount not to exceed $1,000.0 million outstanding at any time, subject to availability under the 2013 Senior Credit Facility, which the Company uses as a liquidity backstop. The commercial paper notes will have maturities ranging from one day to 397 days and will not be subject to voluntary prepayment by the Company or redemption prior to maturity. The commercial paper notes will rank pari passu with all of the Company's other unsecured and unsubordinated indebtedness.

The proceeds from the sale of commercial paper notes will be available for general corporate purposes. The Company used the initial proceeds from the sale of commercial paper notes to repay borrowings under its 2013 Senior Credit Facility and certain of its industrial revenue bonds. As of March 29, 2014, the amount utilized under the commercial paper program was $591.1 million with a weighted-average interest rate and maturity period of 0.59% and 19 days, respectively.

Senior Credit Facilities

On September 25, 2013, the Company entered into a $1,000.0 million, 5-year, senior revolving credit facility (the "2013 Senior Credit Facility"). The 2013 Senior Credit Facility provides for a maximum of $1,000,000.0 of revolving credit, including limited amounts of credit in the form of letters of credit and swingline loans. The Company paid financing costs of $1.8 million in connection with its 2013 Senior Credit Facility. These costs were deferred and, along with unamortized costs of $11.4 million related to the Company’s 2011 Credit Facility, are being amortized over the term of the 2013 Senior Credit Facility.

At the Company's election, revolving loans under the 2013 Senior Credit Facility bear interest at annual rates equal to either (a) LIBOR for 1, 2, 3 or 6 month periods, as selected by the Company, plus an applicable margin ranging between 1.00% and 1.75%, or (b) the higher of the Wells Fargo Bank, National Association prime rate, the Federal Funds rate plus 0.5%, and a monthly LIBOR rate plus 1.0%, plus an applicable margin ranging between 0.00% and 0.75%. The Company also pays a commitment fee to the Lenders under the 2013 Senior Credit Facility on the average amount by which the aggregate commitments of the Lenders' exceed utilization of the 2013 Senior Credit Facility ranging from 0.125% to 0.25% per annum. The applicable interest rate and the commitment fee are determined based on whichever of the Company's Consolidated Net Leverage Ratio or its senior unsecured debt rating (or if not available, corporate family rating) results in the lower applicable margins and commitment fee (with applicable margins and the commitment fee increasing as that ratio increases or those ratings decline, as applicable).

The obligations of the Company and its subsidiaries in respect of the 2013 Senior Credit Facility are unsecured.

If at any time (a) both (i) the Moody's Rating is Ba2 and (ii) the S&P Rating is BB, (b) (i) the Moody's Rating is Ba3 or lower and (ii) the S&P Rating is below BBB- (with a stable outlook or better) or (c) (i) the Moody's Rating is below Baa3 (with a stable outlook or better) and (ii) the S&P Rating is BB- or lower, the obligations of the Company and the other Borrowers under the 2013 Senior Credit Facility will be required to be guaranteed by all of the Company's material domestic subsidiaries and all obligations of Borrowers that are foreign subsidiaries will be required to be guaranteed by those foreign subsidiaries of the Company which the Company designates as guarantors.

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

As of March 29, 2014, the amount utilized under the 2013 Senior Credit Facility was $83.5 million resulting in a total of $916.5 million available under the 2013 Senior Credit Facility. The amount utilized included $35.8 million of borrowings and $47.7 million of standby letters of credit related to various insurance contracts and foreign vendor commitments. The Company considers outstanding borrowings under its commercial paper program to be a reduction of the available capacity on its 2013 Senior Credit Facility.

Senior Notes

On January 31, 2013, the Company issued $600.0 million aggregate principal amount of 3.85% Senior Notes due February 1, 2023. The Company paid financing costs of $6.0 million in connection with the 3.85% Senior Notes. These costs were deferred and are being amortized over the term of the 3.85% Senior Notes.

On January 17, 2006, the Company issued $900.0 million aggregate principal amount of 6.125% notes due January 15, 2016. Interest payable on these notes is subject to adjustment if either Moody’s or S&P, or both, upgrades or downgrades the rating assigned to the Company. Each rating agency downgrade results in a 0.25% increase in the interest rate, subject to a maximum increase of 1% per rating agency. If later the rating of these notes improves, then the interest rates would be reduced accordingly. Each 0.25% increase in the interest rate of these notes would increase the Company’s interest expense by approximately $0.1 million per quarter per $100.0 million of outstanding notes. The current rate in effect is 6.125%. Any future downgrades in the Company’s credit ratings could increase the cost of its existing credit and adversely affect the cost of and ability to obtain additional credit in the future.

Accounts Receivable Securitization

On December 19, 2012, the Company entered into a three-year on-balance sheet trade accounts receivable securitization agreement (the "Securitization Facility"). The Securitization Facility allows the Company to borrow up to $300.0 million based on available accounts receivable and is secured by the Company's U.S. trade accounts receivable. Borrowings under the Securitization Facility bear interest at commercial paper interest rates, in the case of lenders that are commercial paper conduits, or LIBOR, in the case of lenders that are not commercial paper conduits, in each case, plus an applicable margin of 0.75% per annum. The Company also pays a commitment fee at a per annum rate of 0.30% on the unused amount of each lender's commitment. At March 29, 2014, the amount utilized under the Securitization Facility was $300.0 million.

In connection with the acquisition of Marazzi, the Company became a party to an off-balance sheet accounts receivable securitization facility ("Marazzi Securitization Facility") pursuant to which the Company services receivables sold to a third party. As of March 29, 2014, the amounts utilized under the Marazzi Securitization Facility was €5.5 million. The Company is in the process of terminating this facility.

The Company may continue, from time to time, to retire its outstanding debt through cash purchases in the open market, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amount involved may be material.

As of March 29, 2014, the Company had cash of $72.6 million, of which $40.0 million was held outside the United States. While the Company’s plans are to permanently reinvest the cash held outside the United States, the estimated cost of repatriation for the cash as of March 29, 2014 was approximately $14.0 million. The Company believes that its cash and cash equivalents on hand, cash generated from operations and availability under its 2013 Senior Credit Facility will be sufficient to meet its capital expenditure, working capital and debt servicing requirements over the next twelve months.

Contractual Obligations

There have been no significant changes to the Company’s contractual obligations as disclosed in the Company’s 2013 Annual Report filed on Form 10-K.

Critical Accounting Policies and Estimates

There have been no significant changes to the Company’s critical accounting policies and estimates during the period. The Company’s critical accounting policies and estimates are described in its 2013 Annual Report filed on Form 10-K.

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

As of March 29, 2014, approximately 61% of the Company's debt portfolio was comprised of fixed-rate debt and 39% was floating-rate debt. A 1.0 percentage point change in the interest rate of the floating-rate debt would not have a material impact on the Company's results of operations. There have been no other significant changes to the Company’s exposure to market risk as disclosed in the Company’s 2013 Annual Report filed on Form 10-K.

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

In these actions, the plaintiffs, on behalf of themselves and/or a class of purchasers, seek three times the amount of unspecified damages allegedly suffered as a result of alleged overcharges in the price of polyurethane foam products from at least 1999 to the present. Each plaintiff also seeks attorney fees, pre-judgment and post-judgment interest, court costs, and injunctive relief against future violations. In April 2011, the Company filed a motion to dismiss the class action claims brought by the direct purchasers, and in May 2011, the Company moved to dismiss the claims brought by the indirect purchasers. On July 19, 2011, the Court denied all defendants’ motions to dismiss.  On April 9, 2014, the Court certified the direct and indirect purchaser classes. The Company expects to appeal the certification order.

In December 2011, the Company was named as a defendant in a Canadian Class action, Hi! Neighbor Floor Covering Co. Limited v. Hickory Springs Manufacturing Company, et al., filed in the Superior Court of Justice of Ontario, Canada and Options Consommateures v. Vitafoam, Inc. et.al., filed in the Superior Court of Justice of Quebec, Montreal, Canada, both of which allege similar claims against the Company as raised in the U.S. actions and seek unspecified damages and punitive damages. The Company denies all of the allegations in these actions and will vigorously defend itself.

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

There have been no material changes in the Company's risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2013. The risk factors disclosed in our Annual Report on Form 10-K, in addition to the other information set forth in this report, could materially affect our business, financial condition or results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

No.	Description

10.1
Amendment No. 2 to Credit Agreement dated as of March 11, 2014 by and among the Company and certain of its subsidiaries, as Borrowers, Wells Fargo Bank, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the other lenders party thereto.

10.2	Service Agreement dated March 11, 2014, by and between Unilin Industries BVBA and Comm. V. “Bernard Thiers”.
10.3	Service Agreement dated March 11, 2014, by and between Unilin Industries BVBA and BVBA “F. De Cock Management”.
31.1	Certification Pursuant to Rule 13a-14(a).
31.2	Certification Pursuant to Rule 13a-14(a).
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOHAWK INDUSTRIES, INC.
(Registrant)

Dated:	May 5, 2014	By:	/s/ Jeffrey S. Lorberbaum
JEFFREY S. LORBERBAUM
Chairman and Chief Executive Officer
(principal executive officer)

Dated:	May 5, 2014	By:	/s/ Frank H. Boykin
FRANK H. BOYKIN
Chief Financial Officer
(principal financial officer)