Form 10-Q
period 2014-06-28
MOHAWK INDUSTRIES INC
filed 2014-08-04
CIK 851968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________
[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s classes of common stock as of July 28, 2014, the latest practicable date, is as follows: 72,836,431 shares of Common Stock, $.01 par value.

MOHAWK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

 MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	June 28, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$70,044	54,066
Receivables, net	1,261,808	1,062,875
Inventories	1,644,768	1,572,325
Prepaid expenses	230,263	204,034
Deferred income taxes	135,259	147,534
Other current assets	36,947	44,884
Total current assets	3,379,089	3,085,718
Property, plant and equipment	5,208,907	4,950,149
Less: accumulated depreciation	2,378,705	2,248,406
Property, plant and equipment, net	2,830,202	2,701,743
Goodwill	1,730,713	1,736,092
Tradenames	694,350	700,592
Other intangible assets subject to amortization, net	97,910	111,010
Deferred income taxes and other non-current assets	149,417	159,022
	$8,881,681	8,494,177

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and commercial paper	$619,229	127,218
Accounts payable and accrued expenses	1,253,291	1,193,593
Total current liabilities	1,872,520	1,320,811
Deferred income taxes	409,332	445,823
Long-term debt, less current portion	1,807,609	2,132,790
Other long-term liabilities	118,920	124,447
Total liabilities	4,208,381	4,023,871
Commitments and contingencies (Notes 9 and 15)
Stockholders’ equity:
Preferred stock, $.01 par value; 60 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 150,000 shares authorized; 80,991 and 80,841 shares issued in 2014 and 2013, respectively	810	808
Additional paid-in capital	1,580,010	1,566,985
Retained earnings	3,187,640	2,953,809
Accumulated other comprehensive income, net	135,379	178,689
	4,903,839	4,700,291
Less treasury stock at cost; 8,155 shares in 2014 and 2013	239,230	239,234
Total Mohawk Industries, Inc. stockholders' equity	4,664,609	4,461,057
Noncontrolling interest	8,691	9,249
Total stockholders' equity	4,673,300	4,470,306
	$8,881,681	8,494,177
See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net sales	$2,048,247	1,976,299	3,861,342	3,463,114
Cost of sales	1,473,435	1,462,243	2,805,175	2,571,992
Gross profit	574,812	514,056	1,056,167	891,122
Selling, general and administrative expenses	352,564	380,858	703,184	671,082
Operating income	222,248	133,198	352,983	220,040
Interest expense	20,702	25,312	42,798	44,468
Other (income) expense	(1,555)	(1,097)	3,335	5,290
Earnings from continuing operations before income taxes	203,101	108,983	306,850	170,282
Income tax expense	50,240	23,240	72,936	33,972
Earnings from continuing operations	152,861	85,743	233,914	136,310
Loss from discontinued operations, net of income tax benefit of $485	—	(1,361)	—	(1,361)
Net earnings including noncontrolling interest	152,861	84,382	233,914	134,949
Net income (loss) attributable to noncontrolling interest	111	(190)	83	(118)
Net earnings attributable to Mohawk Industries, Inc.	$152,750	84,572	233,831	135,067

Basic earnings per share attributable to Mohawk Industries, Inc.
Income from continuing operations	$2.10	1.19	3.21	1.92
Loss from discontinued operations	—	(0.02)	—	(0.02)
Basic earnings per share attributable to Mohawk Industries, Inc.	$2.10	1.17	3.21	1.90
Weighted-average common shares outstanding—basic	72,832	72,406	72,788	70,907

Diluted earnings per share attributable to Mohawk Industries, Inc.
Income from continuing operations	$2.08	1.18	3.19	1.91
Loss from discontinued operations	—	(0.02)	—	(0.02)
Diluted earnings per share attributable to Mohawk Industries, Inc.	$2.08	1.16	3.19	1.89
Weighted-average common shares outstanding—diluted	73,297	72,867	73,302	71,405
See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net earnings including noncontrolling interest	$152,861	84,382	233,914	134,949
Other comprehensive income (loss):
Foreign currency translation adjustments	19,768	(32,428)	(43,314)	(110,134)
Pension prior service cost and actuarial gain	2	(8)	4	207
Other comprehensive income (loss)	19,770	(32,436)	(43,310)	(109,927)
Comprehensive income	172,631	51,946	190,604	25,022
Comprehensive income (loss) attributable to the noncontrolling interest	111	(190)	83	(118)
Comprehensive income attributable to Mohawk Industries, Inc.	$172,520	52,136	190,521	25,140
See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 28, 2014	June 29, 2013
Cash flows from operating activities:
Net earnings	$233,914	134,949
Adjustments to reconcile net earnings to net cash provided by operating activities:
Restructuring	8,751	28,389
Depreciation and amortization	164,738	140,992
Deferred income taxes	(21,984)	(16,253)
Loss on disposal of property, plant and equipment	700	422
Stock-based compensation expense	14,197	9,498
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	(200,684)	(172,457)
Inventories	(74,600)	(40,555)
Accounts payable and accrued expenses	(1,314)	47,120
Other assets and prepaid expenses	(13,951)	(4,594)
Other liabilities	(11,893)	(13,597)
Net provided by operating activities	97,874	113,914
Cash flows from investing activities:
Additions to property, plant and equipment	(249,697)	(146,097)
Acquisitions, net of cash acquired	19	(449,464)
Net cash used in investing activities	(249,678)	(595,561)
Cash flows from financing activities:
Payments on Senior Credit Facilities	(1,212,295)	(878,634)
Proceeds from Senior Credit Facilities	875,983	1,348,808
Payments on Commercial Paper	(2,213,101)	—
Proceeds from Commercial Paper	2,773,101	—
Proceeds from 3.85% Senior Notes	—	600,000
Payments of acquired debt and other financings	(12,292)	(895,127)
Net change in asset securitization borrowings	—	20,000
Payments on other debt	(52,793)	(22)
Debt issuance costs	—	(5,815)
Change in outstanding checks in excess of cash	2,938	(11,423)
Proceeds and net tax benefit from stock transactions	6,822	29,859
Net cash provided by financing activities	168,363	207,646
Effect of exchange rate changes on cash and cash equivalents	(581)	(34,926)
Net change in cash and cash equivalents	15,978	(308,927)
Cash and cash equivalents, beginning of period	54,066	477,672
Cash and cash equivalents, end of period	$70,044	168,745

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

1. General

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

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers. This topic converges the guidance within U.S. generally accepted accounting principles and international financial reporting standards and supersedes ASC 605, Revenue Recognition. The new standard requires companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard will also result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively, and improve guidance for multiple-element arrangements. The new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period and early application is not permitted. Accordingly, the Company plans to adopt the provisions of this new accounting standard at the beginning of fiscal year 2017, and is currently assessing the impact on its consolidated financial statements.

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
The Company funded the cash portion of the Marazzi acquisition through a combination of proceeds from the 3.85% Senior Notes (as discussed in Note 16), cash on hand and borrowings under the 2011 Senior Credit Facility. The Company incurred $13,812 of direct transaction costs which were recorded in selling, general and administrative expenses in the three months ended June 29, 2013. The Company incurred $15,660 of direct transaction costs, of which $14,199 were recorded in selling, general and administrative expenses and $1,461 were recorded in other expenses for the year ended December 31, 2013.
The Marazzi acquisition makes the Company a global leader in ceramic tile. The addition of Marazzi allows the Company to expand its U.S. distribution, source ceramic tile from a worldwide base, and provide industry leading innovation and design to all of its global ceramic customers. The acquisition provides opportunities to improve performance by leveraging best practices, operational expertise, product innovation and manufacturing assets across the enterprise.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Intangible assets subject to amortization of $21,792 related to customer relationships have an estimated average life of 10 years. In addition to the amortizable intangible assets, there is an additional $215,357 in indefinite-lived trademark intangible assets. The goodwill of $276,586 was allocated to the Ceramic segment. The factors contributing to the recognition of the amount of goodwill are based on several strategic and synergistic benefits that are expected to be realized from the Marazzi acquisition. These benefits include opportunities to improve the Company's ceramic performance by leveraging best practices, operational expertise, product innovation and manufacturing assets across the segment. The goodwill is not expected to be deductible for tax purposes. The fair value of inventories acquired included a step-up in the value of inventories of approximately $18,744 which was charged to cost of sales in the quarter ended June 29, 2013. The fair value of inventories acquired included a step-up in the value of inventories of approximately $31,041 which was charged to cost of sales in the year ended December 31, 2013.

In connection with the acquisition of Marazzi, the Company became a party to an off-balance sheet accounts receivable securitization facility ("Marazzi Securitization Facility") pursuant to which the Company services receivables sold to a third party. As of June 28, 2014, the amount utilized under the Marazzi Securitization Facility was €4,140. The Company is in the process of terminating this facility.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following unaudited pro forma consolidated results of operations have been prepared as if the Marazzi acquisition occurred as of January 1, 2012:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013

Net Sales:
As reported	$2,048,247	1,976,299	3,861,342	3,463,114
Pro forma	$2,048,247	1,976,299	3,861,342	3,725,595

Net earnings from continuing operations attributable to Mohawk Industries, Inc.:
As reported	$152,750	85,933	233,831	136,428
Pro forma	$152,750	100,741	233,831	159,150

Basic earnings per share from continuing operations attributable to Mohawk Industries, Inc.:
As reported	$2.10	1.19	3.21	1.92
Pro forma	$2.10	1.39	3.21	2.20

Diluted earnings per share from continuing operations attributable to Mohawk Industries, Inc.:
As reported	$2.08	1.18	3.19	1.91
Pro forma	$2.08	1.38	3.19	2.18

The pro forma earnings and per share results for the three and six months ended June 29, 2013 have been prepared for comparative purposes only, and they do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the date indicated or that may result in the future.

Other Acquisitions

On January 10, 2013, the Company completed its purchase of Pergo, a leading manufacturer of laminate flooring in the U.S. and the Nordic countries. The total value of the acquisition was approximately $145,000. Pergo complements the Company's specialty distribution network in the U.S., leverages its geographic position in Europe, expands its geographic reach to the Nordic countries and India and enhances its patent portfolio. The acquisition's results and purchase price allocation have been included in the condensed consolidated financial statements since the date of the acquisition. The Company's acquisition of Pergo resulted in a goodwill allocation of $18,456, indefinite-lived trademark intangible assets of $16,834 and intangible assets subject to amortization of $15,188. The goodwill is not expected to be deductible for tax purposes. The factors contributing to the recognition of the amount of goodwill include the opportunity to optimize the assets of Pergo with the Company's existing Laminate and Wood assets while strengthening the design and product performance of the Pergo and Unilin brands. The Pergo results are reflected in the Laminate and Wood segment.
On May 3, 2013, the Company completed the acquisition of Spano, a Belgian panel board manufacturer. The total value of the acquisition was approximately $160,000. Spano extends the Laminate and Wood segment's customer base into new channels of distribution and adds technical expertise and product knowledge that the Company can leverage. The acquisition's results and a purchase price allocation have been included in the condensed consolidated financial statements since the date of the acquisition. The Company's acquisition of Spano resulted in a goodwill allocation of $37,739. The goodwill is not expected to be deductible for tax purposes. The factors contributing to the recognition of the amount of goodwill include the extension of the Company's customer base into new channels of distribution and the opportunity for synergies in manufacturing assets and processes, raw materials and operational efficiencies. The Spano results are reflected in the Laminate and Wood segment.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Restructuring, acquisition transaction and integration-related costs consisted of the following during the three and six months ended June 28, 2014 and June 29, 2013:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Cost of sales
Restructuring costs	$3,475	11,324	5,534	14,330
Acquisition integration-related costs	3,280	3,010	6,858	3,345
Restructuring and integration-related costs	$6,755	14,334	12,392	17,675

Selling, general and administrative expenses
Restructuring costs	$615	8,843	3,217	14,059
Acquisition transaction-related costs	—	13,812	—	13,812
Acquisition integration-related costs	3,799	4,331	7,285	5,630
Restructuring, acquisition and integration-related costs	$4,414	26,986	10,502	33,501

The restructuring activity for the six months ended June 28, 2014 is as follows:

	Lease impairments	Asset write-downs	Severance	Other restructuring costs	Total
Balance as of December 31, 2013	$5,904	—	18,144	—	24,048
Provision - Ceramic segment	—	1,220	738	(224)	1,734
Provision - Laminate and Wood segment	—	—	2,047	4,970	7,017
Cash payments	(2,744)	—	(12,757)	(4,943)	(20,444)
Non-cash items	—	(1,220)	—	224	(996)
Balance as of June 28, 2014	$3,160	—	8,172	27	11,359

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Receivables, net

Receivables, net are as follows:

	June 28, 2014	December 31, 2013
Customers, trade	$1,280,046	1,076,824
Income tax receivable	7,017	7,590
Other	57,164	55,498
	1,344,227	1,139,912
Less: allowance for discounts, returns, claims and doubtful accounts	82,419	77,037
Receivables, net	$1,261,808	1,062,875

6. Inventories

The components of inventories are as follows:

	June 28, 2014	December 31, 2013
Finished goods	$1,100,102	1,039,478
Work in process	131,987	129,080
Raw materials	412,679	403,767
Total inventories	$1,644,768	1,572,325

7. Goodwill and intangible assets

The components of goodwill and other intangible assets are as follows:

Goodwill:

	Carpet segment	Ceramic segment	Laminate and Wood segment	Total
Balance as of December 31, 2013
Goodwill	$199,132	1,459,812	1,404,573	3,063,517
Accumulated impairment losses	(199,132)	(531,930)	(596,363)	(1,327,425)
	$—	927,882	808,210	1,736,092

Goodwill recognized during the period		(2,497)	7,775	5,278
Currency translation during the period		(4,768)	(5,889)	(10,657)

Balance as of June 28, 2014
Goodwill	$199,132	1,452,547	1,406,459	3,058,138
Accumulated impairment losses	(199,132)	(531,930)	(596,363)	(1,327,425)
	$—	920,617	810,096	1,730,713

During the first quarter of 2014, the Company acquired certain assets of a wood business in the Laminate and Wood segment for $303, resulting in a preliminary goodwill allocation of $6,662.

Intangible assets not subject to amortization:

Tradenames
Balance as of December 31, 2013	$700,592
Currency translation during the period	(6,242)
Balance as of June 28, 2014	$694,350

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Intangible assets subject to amortization:

Gross carrying amounts:	Customer relationships	Patents	Other	Total
Balance as of December 31, 2013	$383,359	307,186	1,501	692,046
Currency translation during the period	(2,295)	(3,494)	13	(5,776)
Balance as of June 28, 2014	$381,064	303,692	1,514	686,270

Accumulated amortization:	Customer relationships	Patents	Other	Total
Balance as of December 31, 2013	$342,361	238,115	560	581,036
Amortization during the period	3,528	8,957	62	12,547
Currency translation during the period	(2,503)	(2,726)	6	(5,223)
Balance as of June 28, 2014	$343,386	244,346	628	588,360

Intangible assets subject to amortization, net	$37,678	59,346	886	97,910

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Amortization expense	$6,509	6,774	12,547	12,748

8. Accounts payable and accrued expenses

Accounts payable and accrued expenses are as follows:

	June 28, 2014	December 31, 2013
Outstanding checks in excess of cash	$20,950	18,012
Accounts payable, trade	711,807	631,732
Accrued expenses	262,401	273,230
Product warranties	32,235	35,818
Accrued interest	35,455	35,618
Income taxes payable	12,838	1,095
Deferred tax liability	11,710	11,235
Accrued compensation and benefits	165,895	186,853
Total accounts payable and accrued expenses	$1,253,291	1,193,593

9. Product warranties

The Company warrants certain qualitative attributes of its products for up to 50 years. The Company records a provision for estimated warranty and related costs in accrued expenses, based on historical experience, and periodically adjusts these provisions to reflect actual experience.

The activity related to warranty obligations is as follows:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Balance at beginning of period	$33,260	35,483	35,818	32,930
Warranty claims paid during the period	(15,862)	(16,306)	(29,886)	(29,607)
Acquisitions	—	503	—	3,283
Warranty expense during the period	14,837	13,994	26,303	27,068
Balance at end of period	$32,235	33,674	32,235	33,674

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Accumulated other comprehensive income

The changes in accumulated other comprehensive income by component, net of tax, for the six months ended June 28, 2014 are as follows:

	Foreign currency translation adjustments	Pensions (1)	Total
Balance as of December 31, 2013	$178,846	(157)	178,689
Current period other comprehensive (loss) income before reclassifications	(43,314)	4	(43,310)
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	—
Balance as of June 28, 2014	$135,532	(153)	135,379

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

The Company did not grant any options for the three and six months ended June 28, 2014 and June 29, 2013. The Company recognized stock-based compensation costs related to stock options of $191 ($121 net of taxes) and $251 ($159 net of taxes) for the three months ended June 28, 2014 and June 29, 2013, respectively, which has been allocated to cost of sales and selling, general and administrative expenses. The Company recognized stock-based compensation costs related to stock options of $474 ($300 net of taxes) and $856 ($542 net of taxes) for the six months ended June 28, 2014 and June 29, 2013, respectively, which has been allocated to cost of sales and selling, general and administrative expenses. Pre-tax unrecognized compensation expense for stock options granted to employees and outside directors, net of estimated forfeitures, was $596 as of June 28, 2014, and will be recognized as expense over a weighted-average period of approximately 0.9 years.

The fair value of the option award is estimated on the date of grant using the Black-Scholes-Merton valuation model. Expected volatility is based on the historical volatility of the Company’s common stock. The Company uses historical data to estimate option exercise and forfeiture rates within the valuation model.

The Company did not grant any RSU's for the three months ended June 28, 2014. The Company granted 189 RSU's at a weighted-average grant-date fair value of $144.75 per unit for the six months ended June 28, 2014. The Company granted 93 RSU's at a weighted-average grant-date fair value per unit of $106.45 for the three months ended June 29, 2013. The Company granted 299 RSU's at a weighted-average grant-date fair value per unit of $110.10 for the six months ended June 29, 2013. The Company recognized stock-based compensation costs related to the issuance of RSUs of $6,392 ($4,049 net of taxes) and $3,744 ($2,372 net of taxes) for the three months ended June 28, 2014 and June 29, 2013, respectively, which has been allocated to cost of sales and selling, general and administrative expenses. The Company recognized stock-based compensation costs related to the issuance of RSUs of $13,723 ($8,694 net of taxes) and $8,642 ($5,475 net of taxes) for the six months ended June 28, 2014 and June 29, 2013, respectively, which has been allocated to cost of sales and selling, general and administrative expenses. Pre-tax unrecognized compensation expense for unvested RSUs granted to employees, net of estimated forfeitures, was $42,849 as of June 28, 2014, and will be recognized as expense over a weighted-average period of approximately 2.43 years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Other expense (income)

Other expense (income) is as follows:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Foreign currency (gains) losses, net	$(1,033)	(767)	4,855	3,032
All other, net	(522)	(330)	(1,520)	2,258
Total other (income) expense	$(1,555)	(1,097)	3,335	5,290

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

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Earnings from continuing operations attributable to Mohawk Industries, Inc.	$152,750	85,933	233,831	136,428

Weighted-average common shares outstanding-basic and diluted:
Weighted-average common shares outstanding—basic	72,832	72,406	72,788	70,907
Add weighted-average dilutive potential common shares—options to purchase common shares and RSUs, net	465	461	514	498
Weighted-average common shares outstanding-diluted	73,297	72,867	73,302	71,405

Earnings per share from continuing operations attributable to Mohawk Industries, Inc.
Basic	$2.10	1.19	3.21	1.92
Diluted	$2.08	1.18	3.19	1.91

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Segment information is as follows:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net sales:
Carpet segment	$780,308	770,868	1,455,234	1,466,202
Ceramic segment	796,724	760,168	1,491,818	1,172,049
Laminate and Wood segment	501,257	470,980	969,265	875,455
Intersegment sales	(30,042)	(25,717)	(54,975)	(50,592)
	$2,048,247	1,976,299	3,861,342	3,463,114
Operating income (loss):
Carpet segment	$62,826	54,862	97,097	80,100
Ceramic segment	106,407	46,304	167,066	76,280
Laminate and Wood segment	60,843	41,362	104,962	80,055
Corporate and intersegment eliminations	(7,828)	(9,330)	(16,142)	(16,395)
	$222,248	133,198	352,983	220,040

	June 28, 2014	December 31, 2013
Assets:
Carpet segment	$1,960,106	1,786,085
Ceramic segment	3,900,387	3,787,785
Laminate and Wood segment	2,818,129	2,716,759
Corporate and intersegment eliminations	203,059	203,548
	$8,881,681	8,494,177

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

In these actions, the plaintiffs, on behalf of themselves and/or a class of purchasers, seek three times the amount of unspecified damages allegedly suffered as a result of alleged overcharges in the price of polyurethane foam products from at least 1999 to the present. Each plaintiff also seeks attorney fees, pre-judgment and post-judgment interest, court costs, and injunctive relief against future violations. In April 2011, the Company filed a motion to dismiss the class action claims brought by the direct purchasers, and in May 2011, the Company moved to dismiss the claims brought by the indirect purchasers. On July 19, 2011, the Court denied all defendants’ motions to dismiss.  On April 9, 2014, the Court certified the direct and indirect purchaser classes. The Company appealed the certification order on April 24, 2014.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

In January 2012, the Company received a €23,789 assessment from the Belgian tax authority related to its year ended December 31, 2008, asserting that the Company had understated its Belgian taxable income for that year. The Company filed a formal protest in the first quarter of 2012 refuting the Belgian tax authority's position. The Belgian tax authority set aside the assessment in the third quarter of 2012 and refunded all related deposits, including interest income of €1,583 earned on such deposits. However, on October 23, 2012, the Belgian tax authority notified the Company of its intent to increase the Company's taxable income for the year ended December 31, 2008 under a revised theory. On May 20, 2014, the Company was re-assessed by the Belgian tax authority for the year ended December 31, 2008 in the amount of €30,132 including penalties, but excluding interest.

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

The proceeds from the sale of commercial paper notes will be available for general corporate purposes. The Company used the initial proceeds from the sale of commercial paper notes to repay borrowings under its 2013 Senior Credit Facility and certain of its industrial revenue bonds. As of June 28, 2014, the amount utilized under the commercial paper program was $560,000 with a weighted-average interest rate and maturity period of 0.67% and 54 days, respectively.

Senior Credit Facility

On September 25, 2013, the Company entered into a $1,000,000, 5-year, senior revolving credit facility (the "2013 Senior Credit Facility"). The 2013 Senior Credit Facility provides for a maximum of $1,000,000 of revolving credit, including

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

As of June 28, 2014, the amount utilized under the 2013 Senior Credit Facility was $66,663 resulting in a total of $933,337 available under the 2013 Senior Credit Facility. The amount utilized included $27,444 of borrowings and $39,219 of standby letters of credit related to various insurance contracts and foreign vendor commitments. The Company considers the outstanding borrowings of $560,000 as of June 28, 2014 under its commercial paper program to be a reduction of the available capacity on its 2013 Senior Credit Facility.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

On July 15, 2014, subsequent to the balance sheet date, the Company notified the trustee of its intent to redeem approximately $200,000 aggregate principal amount of its outstanding 6.125% notes due January 15, 2016, which will result in a premium to redeemed note holders as set forth in the indenture documents.

Accounts Receivable Securitization

On December 19, 2012, the Company entered into a three-year on-balance sheet trade accounts receivable securitization agreement (the "Securitization Facility"). The Securitization Facility allows the Company to borrow up to $300,000 based on available accounts receivable and is secured by the Company's U.S. trade accounts receivable. Borrowings under the Securitization Facility bear interest at commercial paper interest rates, in the case of lenders that are commercial paper conduits, or LIBOR, in the case of lenders that are not commercial paper conduits, in each case, plus an applicable margin of 0.75% per annum. The Company also pays a commitment fee at a per annum rate of 0.30% on the unused amount of each lender's commitment. At June 28, 2014, the amount utilized under the Securitization Facility was $300,000.

The fair values and carrying values of our debt instruments are detailed as follows:

	June 28, 2014		December 31, 2013
	Fair Value	Carrying Value	Fair Value	Carrying Value
3.85% senior notes, payable January 31, 2023; interest payable semiannually	$603,600	600,000	569,400	600,000
6.125% notes, payable January 15, 2016; interest payable semiannually	972,900	900,000	983,700	900,000
Commercial paper	560,000	560,000	—	—
Five-year senior secured credit facility, due September 25, 2018	27,444	27,444	364,005	364,005
Securitization facility	300,000	300,000	300,000	300,000
Capital leases and other	39,394	39,394	96,003	96,003
Total debt	2,503,338	2,426,838	2,313,108	2,260,008
Less current portion of long term debt and commercial paper	619,229	619,229	127,218	127,218
Long-term debt, less current portion	$1,884,109	1,807,609	2,185,890	2,132,790

The fair values of the Company’s debt instruments were estimated using market observable inputs, including quoted prices in active markets, market indices and interest rate measurements. Within the hierarchy of fair value measurements, these are Level 2 fair values.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Mohawk Industries, Inc. (“Mohawk” or the “Company”) is a leading global flooring manufacturer that creates products to enhance residential and commercial spaces around the world. The Company's vertically integrated manufacturing and distribution processes provide competitive advantages in carpet, rugs, ceramic tile, laminate, wood, stone and vinyl flooring. The Company's industry-leading innovation has yielded products and technologies that differentiate its brands in the marketplace and satisfy all flooring related remodeling and new construction requirements. The Company's brands are among the most recognized in the industry and include American Olean®, Bigelow®, Daltile®, Durkan®, Karastan®, Kerama Marazzi®, Lees®, Marazzi®, Mohawk®, Pergo®, Quick-Step® and Unilin®. During the past decade, the Company has transformed its business from an American carpet manufacturer into the world's largest flooring company with operations in Australia, Brazil, Canada, China, Europe, India, Malaysia, Mexico, Russia and the United States. The Company had annual net sales in 2013 of $7.3 billion.

The Company has three reporting segments: the Carpet segment, the Ceramic segment and the Laminate and Wood segment. The Carpet segment designs, manufactures, sources and markets its floor covering product lines, including carpets, ceramic tile, laminate, rugs, carpet pad, hardwood and resilient, which it distributes primarily in North America through its network of regional distribution centers and satellite warehouses using company-operated trucks, common carrier or rail transportation. The segment’s product lines are sold through various selling channels, including independent floor covering retailers, home centers, mass merchandisers, department stores, shop at home, buying groups, commercial dealers and commercial end users. The Ceramic segment designs, manufactures, sources and markets a broad line of ceramic tile, porcelain tile, natural stone and other products, which it distributes primarily in North America, Europe and Russia through its network of regional distribution centers and Company-operated service centers using company-operated trucks, common carriers or rail transportation. The segment’s product lines are sold through Company-operated service centers, independent distributors, home center retailers, tile and flooring retailers and contractors. The Laminate and Wood segment designs, manufactures, sources, licenses and markets laminate, hardwood flooring, roofing elements, insulation boards, medium-density fiberboard ("MDF"), chipboards and other wood products, which it distributes primarily in North America and Europe through various selling channels, which include retailers, independent distributors and home centers.

For the three months ended June 28, 2014, net earnings attributable to the Company were $152.8 million, or diluted earnings per share (“EPS”) of $2.08, compared to the net earnings attributable to the Company of $84.6 million, or diluted EPS of $1.16, for the three months ended June 29, 2013. The increase in diluted EPS for the three months ended June 28, 2014 was primarily attributable to lower restructuring, acquisition and integration-related costs, inventory step-up in the prior year related to the Marazzi acquisition, increased operations productivity and higher volume, partially offset by higher input costs.

For the six months ended June 28, 2014, net earnings attributable to the Company were $233.8 million, or diluted earnings per share (“EPS”) of $3.19, compared to the net earnings attributable to the Company of $135.1 million, or diluted EPS of $1.89, for the six months ended June 29, 2013. The increase in diluted EPS for the three months ended June 28, 2014 was primarily attributable to lower restructuring, acquisition and integration-related costs, inventory step-up in the prior year related to the Marazzi acquisition, increased operations productivity, the Marazzi and Spano acquisitions and higher volume, partially offset by higher input costs.

Results of Operations

Quarter Ended June 28, 2014, as compared with Quarter Ended June 29, 2013

Net sales

Net sales for the three months ended June 28, 2014 were $2,048.2 million, reflecting an increase of $71.9 million, or 3.6%, from the $1,976.3 million reported for the three months ended June 29, 2013. The increase was primarily attributable to higher volume of approximately $51 million, the net impact of favorable foreign exchange rates of approximately $14 million and the favorable net impact of price and product mix of approximately $7 million.

Carpet segment—Net sales increased $9.4 million, or 1.2%, to $780.3 million for the three months ended June 28, 2014, compared to $770.9 million for the three months ended June 29, 2013. The increase was primarily attributable to higher volume of approximately $14 million, partially offset by the unfavorable net impact of price and product mix of approximately $5 million.

Ceramic segment—Net sales increased $36.6 million, or 4.8%, to $796.7 million for the three months ended June 28, 2014, compared to $760.2 million for the three months ended June 29, 2013. The increase was primarily attributable to higher volume of approximately $28 million and the favorable net impact of price and product mix of approximately $11 million, partially offset by the net impact of unfavorable foreign exchange rates of approximately $2 million. The volume increases were attributable to higher residential and commercial sales primarily in North America.

Laminate and Wood segment—Net sales increased $30.3 million, or 6.4%, to $501.3 million for the three months ended June 28, 2014, compared to $471.0 million for the three months ended June 29, 2013. The increase was primarily attributable to the net impact of favorable foreign exchange rates of approximately $16 million, higher volume of approximately $13 million and the favorable net impact of price and product mix of approximately $1 million. The $13 million increase in volume in the quarter was primarily attributable to the Spano acquisition.

Gross profit

Gross profit for the three months ended June 28, 2014 was $574.8 million (28.1% of net sales), an increase of $60.8 million or 11.8%, compared to gross profit of $514.1 million (26.0% of net sales) for the three months ended June 29, 2013. As a percentage of net sales, gross profit increased 210 basis points. The increase in gross profit dollars was primarily attributable to operations productivity of approximately $23 million, higher sales volume of approximately $20 million, fair value inventory step-up adjustment in the prior year related to the Marazzi acquisition of approximately $19 million and lower restructuring, acquisition and integration-related costs of approximately $7 million, the net impact of favorable foreign exchange rates of approximately $4 million and the favorable net impact of price and product mix of approximately $4 million, partially offset by higher input costs of approximately $15 million.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended June 28, 2014 were $352.6 million (17.2% of net sales), compared to $380.9 million (19.3% of net sales) for the three months ended June 29, 2013. As a percentage of net sales, selling, general and administrative expenses decreased 210 basis points. The decrease in selling, general and administrative expenses in dollars was primarily attributable to lower restructuring, acquisition and integration-related costs and improved efficiencies.

Operating income

Operating income for the three months ended June 28, 2014 was $222.2 million (10.9% of net sales) reflecting an increase of $89.1 million, or 66.9%, compared to operating income of $133.2 million (6.7% of net sales) for the three months ended June 29, 2013. The increase in operating income was primarily attributable to lower restructuring, acquisition and integration-related costs of approximately $29 million, increases in operations productivity of approximately $23 million, sales volume increases of approximately $20 million, fair value inventory step-up adjustment in the prior year related to the Marazzi acquisition of approximately $19 million, improved efficiencies in selling, general and administrative expenses of approximately $8 million and the favorable net impact of price and product mix of approximately $4 million, partially offset by higher input costs of approximately $15 million.

Carpet segment—Operating income was $62.8 million (8.1% of segment net sales) for the three months ended June 28, 2014 reflecting an increase of $8.0 million compared to operating income of $54.9 million (7.1% of segment net sales) for the three months ended June 29, 2013. The increase in operating income was primarily attributable to operations productivity of approximately $12 million and higher volume of approximately $3 million and improved efficiencies in selling, general and administrative expenses of approximately $3 million, partially offset by higher input costs of approximately $6 million and the unfavorable net impact of price and product mix of approximately $4 million.

Ceramic segment—Operating income was $106.4 million (13.4% of segment net sales) for the three months ended June 28, 2014 reflecting an increase of $60.1 million compared to operating income of $46.3 million (6.1% of segment net sales) for the three months ended June 29, 2013. The increase in operating income was primarily attributable to lower restructuring, acquisition and integration-related costs of approximately $23 million, fair value inventory step-up adjustment in the prior year related to the Marazzi acquisition of approximately $19 million, sales volume increases of approximately $10 million, operations productivity of approximately $9 million and the favorable net impact of price and product mix of approximately $4 million, partially offset by higher input costs of approximately $5 million.

Laminate and Wood segment—Operating income was $60.8 million (12.1% of segment net sales) for the three months ended June 28, 2014 reflecting an increase of $19.5 million compared to operating income of $41.4 million (8.8% of segment net sales) for the three months ended June 29, 2013. The increase in operating income was primarily attributable to sales volume increases of approximately $6 million, lower restructuring, acquisition and integration costs of approximately $7 million, the favorable net impact of price and product mix of approximately $4 million, operations productivity of approximately $2 million and the net impact of favorable foreign exchange rates of approximately $2 million, partially offset by higher input costs of approximately $4 million.

Interest expense

Interest expense was $20.7 million for the three months ended June 28, 2014, reflecting a decrease of $4.6 million compared to interest expense of $25.3 million for the three months ended June 29, 2013. The decrease was primarily attributable to lower debt levels and lower interest rates.

Other (income) expense

Other income was $1.6 million for the three months ended June 28, 2014, reflecting a favorable change of $0.5 million compared to other income of $1.1 million for the three months ended June 29, 2013.

Income tax expense

For the three months ended June 28, 2014, the Company recorded income tax expense of $50.2 million on earnings from continuing operations before income taxes of $203.1 million for an effective tax rate of 24.7%, as compared to an income tax expense of $23.2 million on earnings from continuing operations before income taxes of $109.0 million, for an effective tax rate of 21.3% for the three months ended June 29, 2013. The difference in the effective tax rate for the comparative period is attributable to the geographic dispersion of earnings and losses for the quarters.

Six Months Ended Ended June 28, 2014, as compared with Six Months Ended June 29, 2013

Net sales

Net sales for the six months ended June 28, 2014 were $3,861.3 million, reflecting an increase of $398.2 million, or 11.5%, from the $3,463.1 million reported for the six months ended June 29, 2013. The increase was primarily attributable to higher volume of approximately $368 million mainly driven by the Marazzi and Spano acquisitions and the net impact of favorable foreign exchange rates of approximately $25 million and the favorable net impact of price and product mix of approximately $5 million.

Carpet segment—Net sales decreased $11.0 million, or 0.7%, to $1,455.2 million for the six months ended June 28, 2014, compared to $1,466.2 million for the six months ended June 29, 2013. The decrease was primarily attributable to lower volume of approximately $8 million and the unfavorable net impact of price and product mix of approximately $3 million.

Ceramic segment—Net sales increased $319.8 million, or 27.3%, to $1,491.8 million for the six months ended June 28, 2014, compared to $1,172.0 million for the six months ended June 29, 2013. The increase was primarily attributable to higher volume of approximately $310 million and the favorable net impact of price and product mix of approximately $14 million, partially offset by the net impact of unfavorable foreign exchange rates of approximately $4 million. Of the $310 million increase in volume, approximately $272 million was attributable to the Marazzi acquisition. The remaining volume increases were attributable to higher residential and commercial sales.

Laminate and Wood segment—Net sales increased $93.8 million, or 10.7%, to $969.3 million for the six months ended June 28, 2014, compared to $875.5 million for the six months ended June 29, 2013. The increase was primarily attributable to higher volume of approximately $70 million and the net impact of favorable foreign exchange rates of approximately $29 million, partially offset by the unfavorable net impact of price and product mix of approximately $5 million. The increase in volume was primarily attributable to the Spano acquisition.

Gross profit

Gross profit for the six months ended June 28, 2014 was $1,056.2 million (27.4% of net sales), an increase of $165.0 million or 18.5%, compared to gross profit of $891.1 million (25.7% of net sales) for the six months ended June 29, 2013. As a percentage of net sales, gross profit increased 170 basis points. The increase in gross profit dollars was primarily attributable to higher sales volume of approximately $109 million that was predominately attributable to the Marazzi and Spano acquisitions, operations productivity of approximately $45 million, fair value inventory step-up adjustment in the prior year related to the

Marazzi acquisition of approximately $19 million, the favorable net impact of price and product mix of approximately $12 million, the net impact of favorable foreign exchange rates of approximately $8 million and lower restructuring, acquisition and integration-related costs of approximately $6 million, partially offset by higher input costs of approximately $29 million.

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended June 28, 2014 were $703.2 million (18.2% of net sales), compared to $671.1 million (19.4% of net sales) for the six months ended June 29, 2013. As a percentage of net sales, selling, general and administrative expenses decreased 120 basis points. The increase in selling, general and administrative expenses in dollars was primarily attributable to acquisition volume, partially offset by lower restructuring, acquisition and integration-related costs and improved efficiencies.

Operating income

Operating income for the six months ended June 28, 2014 was $353.0 million (9.1% of net sales) reflecting an increase of $132.9 million, or 60.4%, compared to operating income of $220.0 million (6.4% of net sales) for the six months ended June 29, 2013. The increase in operating income was primarily attributable to sales volume increases of approximately $48 million, increases in operations productivity of approximately $44 million, lower restructuring, acquisition and integration-related costs of approximately $28 million, fair value inventory step-up adjustment in the prior year related to the Marazzi acquisition of approximately $19 million, the favorable net impact of price and product mix of approximately $12 million, improved efficiencies in selling, general and administrative expenses of approximately $10 million and the net impact of favorable foreign exchange rates of approximately $5 million, partially offset by higher input costs of approximately $29 million.

Carpet segment—Operating income was $97.1 million (6.7% of segment net sales) for the six months ended June 28, 2014 reflecting an increase of $17.0 million compared to operating income of $80.1 million (5.5% of segment net sales) for the six months ended June 29, 2013. The increase in operating income was primarily attributable to operations productivity of approximately $23 million, improved efficiencies in selling, general and administrative expenses of approximately $6 million and lower restructuring charges of approximately $6 million, partially offset by higher input costs of approximately $7 million and lower sales volume of approximately $6 million and the unfavorable net impact of price and product mix of approximately $3 million.

Ceramic segment—Operating income was $167.1 million (11.2% of segment net sales) for the six months ended June 28, 2014 reflecting an increase of $90.8 million compared to operating income of $76.3 million (6.5% of segment net sales) for the six months ended June 29, 2013. The increase in operating income was primarily attributable to sales volume increases of approximately $36 million partially attributable to the Marazzi acquisition, lower restructuring, acquisition and integration-related costs of approximately $21 million, inventory step-up in the prior year related to the Marazzi acquisition of approximately $19 million, operations productivity of approximately $15 million and the favorable net impact of price and product mix of approximately $10 million, partially offset by higher input costs of approximately $12 million.

Laminate and Wood segment—Operating income was $105.0 million (10.8% of segment net sales) for the six months ended June 28, 2014 reflecting an increase of $24.9 million compared to operating income of $80.1 million (9.1% of segment net sales) for the six months ended June 29, 2013. The increase in operating income was primarily attributable to sales volume increases of approximately $16 million, operations productivity of approximately $7 million, the net impact of favorable foreign exchange rates of approximately $4 million and the favorable net impact of price and product mix of approximately $4 million, partially offset by higher input costs of approximately $10 million.

Interest expense

Interest expense was $42.8 million for the six months ended June 28, 2014, reflecting a decrease of $1.7 million compared to interest expense of $44.5 million for the six months ended June 29, 2013.

Other (income) expense

Other expense was $3.3 million for the six months ended June 28, 2014, reflecting a favorable change of $2.0 million compared to other expense of $5.3 million for the six months ended June 29, 2013.

Income tax expense

For the six months ended June 28, 2014, the Company recorded income tax expense of $72.9 million on earnings from continuing operations before income taxes of $306.9 million for an effective tax rate of 23.8%, as compared to an income tax expense of $34.0 million on earnings from continuing operations before income taxes of $170.3 million, for an effective tax rate of 20.0% for the six months ended June 29, 2013. The difference in the effective tax rate for the comparative period is attributable to the geographic dispersion of earnings and losses for the quarters.

Liquidity and Capital Resources

The Company’s primary capital requirements are for working capital, capital expenditures and acquisitions. The Company’s capital needs are met primarily through a combination of internally generated funds, commercial paper, bank credit lines, term and senior notes and credit terms from suppliers.

Net cash provided by operating activities in the first six months of 2014 was $97.9 million, compared to net cash provided by operating activities of $113.9 million in the first six months of 2013. The decrease was primarily attributable to changes in working capital, partially offset by higher earnings.

Net cash used in investing activities in the first six months of 2014 was $249.7 million compared to net cash used in investing activities of $595.6 million in the first six months of 2013. The decrease was primarily attributable to acquisitions of $449.5 million in the prior year, partially offset by higher capital expenditures of $103.6 million in the current year. Capital spending during the remainder of 2014 is expected to range from approximately $290 million to $310 million and is intended to support sales and income growth, promote new product innovations, upgrade the assets of the acquired businesses, increase carpet yarn and ceramic tile capacity and fund the addition of a luxury vinyl tile ("LVT") plant.

Net cash provided by financing activities in the first six months of 2014 was $168.4 million compared to net cash provided by financing activities of $207.6 million in the first six months of 2013.

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

The proceeds from the sale of commercial paper notes will be available for general corporate purposes. The Company used the initial proceeds from the sale of commercial paper notes to repay borrowings under its 2013 Senior Credit Facility and certain of its industrial revenue bonds. As of June 28, 2014, the amount utilized under the commercial paper program was $560.0 million with a weighted-average interest rate and maturity period of 0.67% and 54 days, respectively.

Senior Credit Facility

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

As of June 28, 2014, the amount utilized under the 2013 Senior Credit Facility was $66.7 million resulting in a total of $933.3 million available under the 2013 Senior Credit Facility. The amount utilized included $27.4 million of borrowings and $39.2 million of standby letters of credit related to various insurance contracts and foreign vendor commitments. The Company considers the outstanding borrowings of $560.0 million as of June 28, 2014 under its commercial paper program to be a reduction of the available capacity on its 2013 Senior Credit Facility.

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

Accounts Receivable Securitization

On December 19, 2012, the Company entered into a three-year on-balance sheet trade accounts receivable securitization agreement (the "Securitization Facility"). The Securitization Facility allows the Company to borrow up to $300.0 million based on available accounts receivable and is secured by the Company's U.S. trade accounts receivable. Borrowings under the Securitization Facility bear interest at commercial paper interest rates, in the case of lenders that are commercial paper conduits, or LIBOR, in the case of lenders that are not commercial paper conduits, in each case, plus an applicable margin of 0.75% per annum. The Company also pays a commitment fee at a per annum rate of 0.30% on the unused amount of each lender's commitment. At June 28, 2014, the amount utilized under the Securitization Facility was $300.0 million.

In connection with the acquisition of Marazzi, the Company became a party to an off-balance sheet accounts receivable securitization facility ("Marazzi Securitization Facility") pursuant to which the Company services receivables sold to a third party. As of June 28, 2014, the amounts utilized under the Marazzi Securitization Facility was €4.1 million. The Company is in the process of terminating this facility.

The Company may continue, from time to time, to retire its outstanding debt through cash purchases in the open market, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amount involved may be material.

As of June 28, 2014, the Company had cash of $70.0 million, of which $44.2 million was held outside the United States. While the Company’s plans are to permanently reinvest the cash held outside the United States, the estimated cost of repatriation for the cash as of June 28, 2014 was approximately $15.5 million. The Company believes that its cash and cash equivalents on hand, cash generated from operations and availability under its 2013 Senior Credit Facility will be sufficient to meet its capital expenditure, working capital and debt servicing requirements over the next twelve months.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers. This topic converges the guidance within U.S. generally accepted accounting principles and international financial reporting standards and supersedes ASC 605, Revenue Recognition. The new standard requires companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard will also result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively, and improve guidance for multiple-element arrangements. The new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period and early application is not permitted. Accordingly, the Company plans to adopt the provisions of this new accounting standard at the beginning of fiscal year 2017, and is currently assessing the impact on its consolidated financial statements.

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

As of June 28, 2014, approximately 62% of the Company's debt portfolio was comprised of fixed-rate debt and 38% was floating-rate debt. A 1.0 percentage point change in the interest rate of the floating-rate debt would not have a material impact on the Company's results of operations. There have been no other significant changes to the Company’s exposure to market risk as disclosed in the Company’s 2013 Annual Report filed on Form 10-K.

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

In these actions, the plaintiffs, on behalf of themselves and/or a class of purchasers, seek three times the amount of unspecified damages allegedly suffered as a result of alleged overcharges in the price of polyurethane foam products from at least 1999 to the present. Each plaintiff also seeks attorney fees, pre-judgment and post-judgment interest, court costs, and injunctive relief against future violations. In April 2011, the Company filed a motion to dismiss the class action claims brought by the direct purchasers, and in May 2011, the Company moved to dismiss the claims brought by the indirect purchasers. On July 19, 2011, the Court denied all defendants’ motions to dismiss.  On April 9, 2014, the Court certified the direct and indirect purchaser classes. The Company appealed the certification order on April, 24, 2014.

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

10.1
Second Amendment to Credit and Security Agreement and Waiver, dated as of April 11, 2014, among Mohawk Factoring, LLC as borrower, Mohawk Servicing, LLC, as servicer, the lenders from time to time party thereto, the liquidity banks from time to time party thereto, the co-agents from time to time party thereto and SunTrust Bank, as administrative agent.

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

MOHAWK INDUSTRIES, INC.
(Registrant)

Dated:	August 4, 2014	By:	/s/ Jeffrey S. Lorberbaum
JEFFREY S. LORBERBAUM
Chairman and Chief Executive Officer
(principal executive officer)

Dated:	August 4, 2014	By:	/s/ Frank H. Boykin
FRANK H. BOYKIN
Chief Financial Officer
(principal financial officer)