Form 10-Q
period 2014-09-27
MOHAWK INDUSTRIES INC
filed 2014-11-03
CIK 851968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________
[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s common stock as of October 27, 2014, the latest practicable date, is as follows: 72,896,901 shares of common stock, $.01 par value.

MOHAWK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

 MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	September 27, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$105,569	54,066
Receivables, net	1,209,557	1,062,875
Inventories	1,640,487	1,572,325
Prepaid expenses	233,763	204,034
Deferred income taxes	137,220	147,534
Other current assets	42,218	44,884
Total current assets	3,368,814	3,085,718
Property, plant and equipment	5,175,073	4,950,149
Less: accumulated depreciation	2,402,351	2,248,406
Property, plant and equipment, net	2,772,722	2,701,743
Goodwill	1,668,520	1,736,092
Tradenames	658,760	700,592
Other intangible assets subject to amortization, net	87,544	111,010
Deferred income taxes and other non-current assets	145,100	159,022
	$8,701,460	8,494,177

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and commercial paper	$583,495	127,218
Accounts payable and accrued expenses	1,247,862	1,193,593
Total current liabilities	1,831,357	1,320,811
Deferred income taxes	374,947	445,823
Long-term debt, less current portion	1,806,821	2,132,790
Other long-term liabilities	111,817	124,447
Total liabilities	4,124,942	4,023,871
Commitments and contingencies (Notes 9 and 15)
Stockholders’ equity:
Preferred stock, $.01 par value; 60 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 150,000 shares authorized; 81,052 and 80,841 shares issued in 2014 and 2013, respectively	811	808
Additional paid-in capital	1,592,038	1,566,985
Retained earnings	3,340,211	2,953,809
Accumulated other comprehensive income (loss), net	(122,885)	178,689
	4,810,175	4,700,291
Less treasury stock at cost; 8,157 and 8,155 shares in 2014 and 2013, respectively	239,450	239,234
Total Mohawk Industries, Inc. stockholders' equity	4,570,725	4,461,057
Noncontrolling interest	5,793	9,249
Total stockholders' equity	4,576,518	4,470,306
	$8,701,460	8,494,177
See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net sales	$1,990,658	1,961,536	5,852,000	5,424,650
Cost of sales	1,434,236	1,444,646	4,239,411	4,016,638
Gross profit	556,422	516,890	1,612,589	1,408,012
Selling, general and administrative expenses	342,729	340,987	1,045,913	1,012,069
Operating income	213,693	175,903	566,676	395,943
Interest expense	34,786	25,630	77,584	70,098
Other (income) expense, net	(2,374)	1,168	961	6,458
Earnings from continuing operations before income taxes	181,281	149,105	488,131	319,387
Income tax expense	30,021	28,993	102,957	62,965
Earnings from continuing operations	151,260	120,112	385,174	256,422
Loss from discontinued operations, net of income tax benefit of $297 and $782, respectively	—	(553)	—	(1,914)
Net earnings including noncontrolling interest	151,260	119,559	385,174	254,508
Net income (loss) attributable to noncontrolling interest	(6)	491	77	373
Net earnings attributable to Mohawk Industries, Inc.	$151,266	119,068	385,097	254,135

Basic earnings per share attributable to Mohawk Industries, Inc.
Income from continuing operations	$2.08	1.65	5.29	3.59
Loss from discontinued operations	—	(0.01)	—	(0.03)
Basic earnings per share attributable to Mohawk Industries, Inc.	$2.08	1.64	5.29	3.56
Weighted-average common shares outstanding—basic	72,864	72,575	72,814	71,467

Diluted earnings per share attributable to Mohawk Industries, Inc.
Income from continuing operations	$2.06	1.64	5.25	3.56
Loss from discontinued operations	—	(0.01)	—	(0.03)
Diluted earnings per share attributable to Mohawk Industries, Inc.	$2.06	1.63	5.25	3.53
Weighted-average common shares outstanding—diluted	73,376	73,087	73,332	71,975
See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net earnings including noncontrolling interest	$151,260	119,559	385,174	254,508
Other comprehensive income (loss):
Foreign currency translation adjustments	(258,276)	96,445	(301,590)	(13,689)
Pension prior service cost and actuarial gain	12	(26)	16	181
Other comprehensive income (loss)	(258,264)	96,419	(301,574)	(13,508)
Comprehensive income (loss)	(107,004)	215,978	83,600	241,000
Comprehensive income (loss) attributable to the noncontrolling interest	(6)	491	77	373
Comprehensive income (loss) attributable to Mohawk Industries, Inc.	$(106,998)	215,487	83,523	240,627
See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 27, 2014	September 28, 2013
Cash flows from operating activities:
Net earnings	$385,174	254,508
Adjustments to reconcile net earnings to net cash provided by operating activities:
Restructuring	14,078	42,062
Depreciation and amortization	249,905	222,542
Deferred income taxes	(44,842)	(39,799)
Loss on extinguishment of debt	16,530	—
Loss on disposal of property, plant and equipment	511	1,714
Stock-based compensation expense	21,497	13,834
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	(187,243)	(166,592)
Inventories	(108,875)	(45,924)
Accounts payable and accrued expenses	20,911	46,856
Other assets and prepaid expenses	(28,266)	15,153
Other liabilities	(15,957)	(17,381)
Net provided by operating activities	323,423	326,973
Cash flows from investing activities:
Additions to property, plant and equipment	(391,580)	(255,523)
Acquisitions, net of cash acquired	19	(449,466)
Net cash used in investing activities	(391,561)	(704,989)
Cash flows from financing activities:
Payments on Senior Credit Facilities	(1,399,286)	(2,113,593)
Proceeds from Senior Credit Facilities	1,048,237	2,407,701
Payments on Commercial Paper	(4,589,051)	—
Proceeds from Commercial Paper	5,158,101	—
Repayment of senior notes	(200,000)	—
Proceeds from 3.85% Senior Notes	—	600,000
Payments of acquired debt and other financings	(39,921)	(940,290)
Net change in asset securitization borrowings	200,000	20,000
Payments on other debt	(52,920)	(1,678)
Debt issuance costs	—	(7,652)
Debt extinguishment costs	(15,450)	—
Change in outstanding checks in excess of cash	5,327	(7,004)
Proceeds and net tax benefit from stock transactions	11,550	38,633
Net cash provided by (used in) financing activities	126,587	(3,883)
Effect of exchange rate changes on cash and cash equivalents	(6,946)	(32,193)
Net change in cash and cash equivalents	51,503	(414,092)
Cash and cash equivalents, beginning of period	54,066	477,672
Cash and cash equivalents, end of period	$105,569	63,580

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
The Company funded the cash portion of the Marazzi acquisition through a combination of proceeds from the 3.85% Senior Notes (as discussed in Note 16), cash on hand and borrowings under the 2011 Senior Credit Facility. The Company incurred $402 and $14,214 of direct transaction costs which were recorded in selling, general and administrative expenses in the three and nine months ended September 28, 2013, respectively. The Company incurred $15,660 of direct transaction costs, of which $14,199 were recorded in selling, general and administrative expenses and $1,461 were recorded in other expenses for the year ended December 31, 2013.
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

Intangible assets subject to amortization of $21,792 related to customer relationships have an estimated average life of 10 years. In addition to the amortizable intangible assets, there is an additional $215,357 in indefinite-lived trademark intangible assets. The goodwill of $276,586 was allocated to the Ceramic segment. The factors contributing to the recognition of the amount of goodwill are based on several strategic and synergistic benefits that are expected to be realized from the Marazzi acquisition. These benefits include opportunities to improve the Company's ceramic performance by leveraging best practices, operational expertise, product innovation and manufacturing assets across the segment. The goodwill is not expected to be deductible for tax purposes. The fair value of inventories acquired included a step-up in the value of inventories of approximately $12,297 and $31,041 which was charged to cost of sales in the three and nine months ended September 28, 2013, respectively.

In connection with the acquisition of Marazzi, the Company became a party to an off-balance sheet accounts receivable securitization facility ("Marazzi Securitization Facility") pursuant to which the Company services receivables sold to a third party. As of September 27, 2014, the amount utilized under the Marazzi Securitization Facility was €3,713. The Company is in the process of terminating this facility.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following unaudited pro forma consolidated results of operations have been prepared as if the Marazzi acquisition occurred as of January 1, 2012:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013

Net Sales:
As reported	$1,990,658	1,961,536	5,852,000	5,424,650
Pro forma	$1,990,658	1,961,536	5,852,000	5,687,131

Net earnings from continuing operations attributable to Mohawk Industries, Inc.:
As reported	$151,266	119,621	385,097	256,049
Pro forma	$151,266	129,532	385,097	288,682

Basic earnings per share from continuing operations attributable to Mohawk Industries, Inc.:
As reported	$2.08	1.65	5.29	3.59
Pro forma	$2.08	1.78	5.29	3.99

Diluted earnings per share from continuing operations attributable to Mohawk Industries, Inc.:
As reported	$2.06	1.64	5.25	3.56
Pro forma	$2.06	1.77	5.25	3.96

The pro forma earnings and per share results for the three and nine months ended September 28, 2013 have been prepared for comparative purposes only, and they do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the date indicated or that may result in the future.

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

Restructuring, acquisition transaction and integration-related costs consisted of the following during the three and nine months ended September 27, 2014 and September 28, 2013:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Cost of sales
Restructuring costs	$3,862	9,786	9,396	24,116
Acquisition integration-related costs	3,399	4,913	10,257	8,328
Restructuring and integration-related costs	$7,261	14,699	19,653	32,444

Selling, general and administrative expenses
Restructuring costs	$1,465	3,887	4,682	17,946
Acquisition transaction-related costs	—	402	—	14,214
Acquisition integration-related costs	5,287	5,423	12,572	10,984
Restructuring, acquisition and integration-related costs	$6,752	9,712	17,254	43,144

The restructuring activity for the nine months ended September 27, 2014 is as follows:

	Lease impairments	Asset write-downs	Severance	Other restructuring costs	Total
Balance as of December 31, 2013	$5,904	—	18,144	—	24,048
Provision - Ceramic segment	—	4,192	823	(590)	4,425
Provision - Laminate and Wood segment	—	—	2,511	7,142	9,653
Cash payments	(3,462)	—	(15,831)	(7,142)	(26,435)
Non-cash items	—	(4,192)	—	590	(3,602)
Balance as of September 27, 2014	$2,442	—	5,647	—	8,089

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Receivables, net

Receivables, net are as follows:

	September 27, 2014	December 31, 2013
Customers, trade	$1,226,818	1,076,824
Income tax receivable	6,761	7,590
Other	54,236	55,498
	1,287,815	1,139,912
Less: allowance for discounts, returns, claims and doubtful accounts	78,258	77,037
Receivables, net	$1,209,557	1,062,875

6. Inventories

The components of inventories are as follows:

	September 27, 2014	December 31, 2013
Finished goods	$1,087,554	1,039,478
Work in process	133,605	129,080
Raw materials	419,328	403,767
Total inventories	$1,640,487	1,572,325

7. Goodwill and intangible assets

The components of goodwill and other intangible assets are as follows:

Goodwill:

	Carpet segment	Ceramic segment	Laminate and Wood segment	Total
Balance as of December 31, 2013
Goodwill	$199,132	1,459,812	1,404,573	3,063,517
Accumulated impairment losses	(199,132)	(531,930)	(596,363)	(1,327,425)
	$—	927,882	808,210	1,736,092

Goodwill recognized or adjusted during the period		(2,497)	7,775	5,278
Currency translation during the period		(23,549)	(49,301)	(72,850)

Balance as of September 27, 2014
Goodwill	$199,132	1,433,766	1,363,047	2,995,945
Accumulated impairment losses	(199,132)	(531,930)	(596,363)	(1,327,425)
	$—	901,836	766,684	1,668,520

During the first quarter of 2014, the Company acquired certain assets of a wood business in the Laminate and Wood segment for $303, resulting in a preliminary goodwill allocation of $6,662.

Intangible assets not subject to amortization:

Tradenames
Balance as of December 31, 2013	$700,592
Currency translation during the period	(41,832)
Balance as of September 27, 2014	$658,760

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Intangible assets subject to amortization:

Gross carrying amounts:	Customer relationships	Patents	Other	Total
Balance as of December 31, 2013	$383,359	307,186	1,501	692,046
Currency translation during the period	(18,825)	(24,957)	(6)	(43,788)
Balance as of September 27, 2014	$364,534	282,229	1,495	648,258

Accumulated amortization:	Customer relationships	Patents	Other	Total
Balance as of December 31, 2013	$342,361	238,115	560	581,036
Amortization during the period	5,225	13,369	93	18,687
Currency translation during the period	(18,811)	(20,194)	(4)	(39,009)
Balance as of September 27, 2014	$328,775	231,290	649	560,714

Intangible assets subject to amortization, net	$35,759	50,939	846	87,544

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Amortization expense	$6,140	13,288	18,687	19,262

8. Accounts payable and accrued expenses

Accounts payable and accrued expenses are as follows:

	September 27, 2014	December 31, 2013
Outstanding checks in excess of cash	$23,331	18,012
Accounts payable, trade	715,099	631,732
Accrued expenses	269,628	273,230
Product warranties	31,003	35,818
Accrued interest	13,395	35,618
Income taxes payable	20,639	1,095
Deferred tax liability	9,705	11,235
Accrued compensation and benefits	165,062	186,853
Total accounts payable and accrued expenses	$1,247,862	1,193,593

9. Product warranties

The Company warrants certain qualitative attributes of its products for up to 50 years. The Company records a provision for estimated warranty and related costs in accrued expenses, based on historical experience, and periodically adjusts these provisions to reflect actual experience.

The activity related to warranty obligations is as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Balance at beginning of period	$32,236	33,674	35,818	32,930
Warranty claims paid during the period	(11,720)	(12,144)	(41,606)	(41,751)
Acquisitions	—	48	—	3,331
Warranty expense during the period	10,487	11,989	36,791	39,057
Balance at end of period	$31,003	33,567	31,003	33,567

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Accumulated other comprehensive income (loss)

The changes in accumulated other comprehensive income by component, net of tax, for the nine months ended September 27, 2014 are as follows:

	Foreign currency translation adjustments	Pensions (1)	Total
Balance as of December 31, 2013	$178,846	(157)	178,689
Current period other comprehensive income (loss) before reclassifications	(301,590)	16	(301,574)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Balance as of September 27, 2014	$(122,744)	(141)	(122,885)

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

The Company did not grant any options for the three and nine months ended September 27, 2014 and September 28, 2013. The Company recognized stock-based compensation costs related to stock options of $191 ($121 net of taxes) and $251 ($159 net of taxes) for the three months ended September 27, 2014 and September 28, 2013, respectively, which has been allocated to cost of sales and selling, general and administrative expenses. The Company recognized stock-based compensation costs related to stock options of $666 ($422 net of taxes) and $1,107 ($701 net of taxes) for the nine months ended September 27, 2014 and September 28, 2013, respectively, which has been allocated to cost of sales and selling, general and administrative expenses. Pre-tax unrecognized compensation expense for stock options granted to employees and outside directors, net of estimated forfeitures, was $404 as of September 27, 2014, and will be recognized as expense over a weighted-average period of approximately 0.7 years.

The fair value of the option award is estimated on the date of grant using the Black-Scholes-Merton valuation model. Expected volatility is based on the historical volatility of the Company’s common stock. The Company uses historical data to estimate option exercise and forfeiture rates within the valuation model.

The Company did not grant any RSUs for the three months ended September 27, 2014. The Company granted 189 RSUs at a weighted-average grant-date fair value of $144.75 per unit for the nine months ended September 27, 2014. The Company granted 2 RSUs at a weighted-average grant-date fair value per unit of $115.79 for the three months ended September 28, 2013. The Company granted 301 RSUs at a weighted-average grant-date fair value per unit of $110.14 for the nine months ended September 28, 2013. The Company recognized stock-based compensation costs related to the issuance of RSUs of $7,119 ($4,510 net of taxes) and $4,085 ($2,588 net of taxes) for the three months ended September 27, 2014 and September 28, 2013, respectively, which has been allocated to cost of sales and selling, general and administrative expenses. The Company recognized stock-based compensation costs related to the issuance of RSUs of $20,831 ($13,196 net of taxes) and $12,727 ($8,063 net of taxes) for the nine months ended September 27, 2014 and September 28, 2013, respectively, which has been allocated to cost of sales and selling, general and administrative expenses. Pre-tax unrecognized compensation expense for unvested RSUs granted to employees, net of estimated forfeitures, was $35,753 as of September 27, 2014, and will be recognized as expense over a weighted-average period of approximately 2.20 years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Other (income) expense, net

Other (income) expense is as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Foreign currency (gains) losses, net	$(163)	3,061	4,693	6,093
All other, net	(2,211)	(1,893)	(3,732)	365
Total other (income) expense, net	$(2,374)	1,168	961	6,458

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

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Earnings from continuing operations attributable to Mohawk Industries, Inc.	$151,266	119,621	385,097	256,049

Weighted-average common shares outstanding-basic and diluted:
Weighted-average common shares outstanding—basic	72,864	72,575	72,814	71,467
Add weighted-average dilutive potential common shares—options to purchase common shares and RSUs, net	512	512	518	508
Weighted-average common shares outstanding-diluted	73,376	73,087	73,332	71,975

Earnings per share from continuing operations attributable to Mohawk Industries, Inc.
Basic	$2.08	1.65	5.29	3.59
Diluted	$2.06	1.64	5.25	3.56

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

Segment information is as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net sales:
Carpet segment	$778,849	772,751	2,234,083	2,238,953
Ceramic segment	779,842	767,005	2,271,660	1,939,054
Laminate and Wood segment	462,574	450,723	1,431,839	1,326,178
Intersegment sales	(30,607)	(28,943)	(85,582)	(79,535)
	$1,990,658	1,961,536	5,852,000	5,424,650
Operating income (loss):
Carpet segment	$74,082	68,836	171,179	148,936
Ceramic segment	101,254	75,908	268,320	152,188
Laminate and Wood segment	44,768	39,020	149,730	119,075
Corporate and intersegment eliminations	(6,411)	(7,861)	(22,553)	(24,256)
	$213,693	175,903	566,676	395,943

	September 27, 2014	December 31, 2013
Assets:
Carpet segment	$2,016,109	1,786,085
Ceramic segment	3,788,164	3,787,785
Laminate and Wood segment	2,672,599	2,716,759
Corporate and intersegment eliminations	224,588	203,548
	$8,701,460	8,494,177

15. Commitments, contingencies and other

The Company is involved in litigation from time to time in the regular course of its business. Except as noted below, there are no material legal proceedings pending or known by the Company to be contemplated to which the Company is a party or to which any of its property is subject.

Beginning in August 2010, a series of civil lawsuits were initiated in several U.S. federal courts alleging that certain manufacturers of polyurethane foam products and competitors of the Company’s carpet underlay division had engaged in price fixing in violation of U.S. antitrust laws. The Company has been named as a defendant in a number of the individual cases (the first filed on August 26, 2010), as well as in two consolidated amended class action complaints the first filed on February 28, 2011, on behalf of a class of all direct purchasers of polyurethane foam products, and the second filed on March 21, 2011, on behalf of a class of indirect purchasers. All pending cases in which the Company has been named as a defendant have been filed in or transferred to the U.S. District Court for the Northern District of Ohio for consolidated pre-trial proceedings under the name In re: Polyurethane Foam Antitrust Litigation, Case No. 1:10-MDL-02196.

In these actions, the plaintiffs, on behalf of themselves and/or a class of purchasers, seek damages allegedly suffered as a result of alleged overcharges in the price of polyurethane foam products from at least 1999 to the present. The direct purchaser class currently claims damages from all of the defendants named in the lawsuit of up to approximately $1,200,000 which amount will be reduced by the value of claims made by plaintiffs that opt out of the class. Any damages actually awarded at trial are subject to being tripled under US antitrust laws. The amount of damages in the remaining cases varies or has not yet been specified by the plaintiffs. Each plaintiff also seeks attorney fees, pre-judgment and post-judgment interest, court costs and injunctive relief against future violations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In April 2011, the Company filed a motion to dismiss the class action claims brought by the direct purchasers, and in May 2011, the Company moved to dismiss the claims brought by the indirect purchasers. On July 19, 2011, the Court denied all defendants’ motions to dismiss. On April 9, 2014, the Court certified the direct and indirect purchaser classes. The Company sought permission to appeal the certification order on April 24, 2014, and the petition was denied by the U.S. Court of Appeals for the Sixth Circuit on September 29, 2014.

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

In January 2012, the Company received a €23,789 assessment from the Belgian tax authority related to its year ended December 31, 2008, asserting that the Company had understated its Belgian taxable income for that year. The Company filed a formal protest in the first quarter of 2012 refuting the Belgian tax authority's position. The Belgian tax authority set aside the assessment in the third quarter of 2012 and refunded all related deposits, including interest income of €1,583 earned on such deposits. However, on October 23, 2012, the Belgian tax authority notified the Company of its intent to increase the Company's taxable income for the year ended December 31, 2008 under a revised theory. On May 20, 2014, the Company was re-assessed by the Belgian tax authority for the year ended December 31, 2008 in the amount of €30,132 including penalties, but excluding interest. The Company filed a formal protest in August 2014.

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

In December 2013, the Belgian tax authority issued additional assessments related to the years ended December 31, 2006, 2007, and 2010, in the amounts of €38,817, €39,635, and €43,117, respectively, including penalties, but excluding interest. The Company filed formal protests during the first quarter of 2014, refuting the Belgian tax authority's position for each of the years assessed. In August 2014, the Belgian tax authority denied these protests and the Company plans to petition the applicable Belgian court to hear the case.

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

The proceeds from the sale of commercial paper notes will be available for general corporate purposes. The Company used the initial proceeds from the sale of commercial paper notes to repay borrowings under its 2013 Senior Credit Facility and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

certain of its industrial revenue bonds. As of September 27, 2014, the amount utilized under the commercial paper program was $569,050 with a weighted-average interest rate and maturity period of 0.63% and 42 days, respectively.

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

As of September 27, 2014, amounts utilized under the facility included $10,380 of borrowings and $39,217 of standby letters of credit related to various insurance contracts and foreign vendor commitments. The Company also considers the outstanding borrowings of $569,050 as of September 27, 2014 under its commercial paper program to be a reduction of the available capacity. Taking the commercial paper borrowings into consideration, the Company has utilized $618,647 under the 2013 Senior Credit Facility resulting in a total of $381,353 available under the 2013 Senior Credit Facility.

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

On August 15, 2014, the Company purchased for cash approximately $200,000 aggregate principal amount of its outstanding 6.125% senior notes due January 15, 2016 at a price equal to 107.73% of the principal amount, resulting in a premium to redeeming noteholders of approximately $15,450. The premium as well as the fees of $1,080 associated with the redemption are included in interest expense on the condensed consolidated statement of operations for the three and nine months ended September 27, 2014.

Accounts Receivable Securitization

On December 19, 2012, the Company entered into a three-year on-balance sheet trade accounts receivable securitization agreement (the "Securitization Facility"). On September 11, 2014, the Company made certain modifications to its Securitization Facility, which modifications, among other things, increased the aggregate borrowings available under the facility from $300,000 to $500,000 and decreased the interest margins on certain borrowings. Under the terms of the Securitization Facility, certain subsidiaries of the Company sell at a discount certain of their trade accounts receivable (the “Receivables”) to Mohawk Factoring, LLC (“Factoring”) on a revolving basis. Factoring is a wholly owned, bankruptcy remote subsidiary of the Company, meaning that Factoring is a separate legal entity whose assets are available to satisfy the claims of the creditors of Factoring only, not the creditors of the Company or the Company’s other subsidiaries.  To fund such purchases, Factoring may borrow up to $500,000 based on the amount of eligible Receivables owned by Factoring, and Factoring has granted a security interest in all of such Receivables to the third-party lending group as collateral for such borrowings.  Amounts loaned to Factoring under the Securitization Facility bear interest at commercial paper interest rates, in the case of lenders that are commercial paper conduits, or LIBOR, in the case of lenders that are not commercial paper conduits, in each case, plus an applicable margin of 0.70% per annum. Factoring also pays a commitment fee at a per annum rate of 0.35% on the unused amount of each lender’s commitment.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

At September 27, 2014, the amount utilized under the Securitization Facility was $500,000.

The fair values and carrying values of our debt instruments are detailed as follows:

	September 27, 2014		December 31, 2013
	Fair Value	Carrying Value	Fair Value	Carrying Value
3.85% senior notes, payable January 31, 2023; interest payable semiannually	$598,800	600,000	569,400	600,000
6.125% notes, payable January 15, 2016; interest payable semiannually	744,800	700,000	983,700	900,000
Commercial paper	569,050	569,050	—	—
Five-year senior secured credit facility, due September 25, 2018	10,380	10,380	364,005	364,005
Securitization facility	500,000	500,000	300,000	300,000
Capital leases and other	10,886	10,886	96,003	96,003
Total debt	2,433,916	2,390,316	2,313,108	2,260,008
Less current portion of long term debt and commercial paper	583,495	583,495	127,218	127,218
Long-term debt, less current portion	$1,850,421	1,806,821	2,185,890	2,132,790

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

For the three months ended September 27, 2014, net earnings attributable to the Company were $151.3 million, or diluted earnings per share (“EPS”) of $2.06, compared to the net earnings attributable to the Company of $119.1 million, or diluted EPS of $1.63, for the three months ended September 28, 2013. The increase in diluted EPS for the three months ended September 27, 2014 was primarily attributable to increased operations productivity, lower restructuring, acquisition and integration-related costs, inventory step-up in the prior year related to the Marazzi acquisition, higher volume and the favorable net impact of price and product mix, partially offset by higher input costs.

For the nine months ended September 27, 2014, net earnings attributable to the Company were $385.1 million, or diluted earnings per share (“EPS”) of $5.25, compared to the net earnings attributable to the Company of $254.1 million, or diluted EPS of $3.53, for the nine months ended September 28, 2013. The increase in diluted EPS for the nine months ended September 27, 2014 was primarily attributable to increased operations productivity, lower restructuring, acquisition and integration-related costs, inventory step-up in the prior year related to the Marazzi acquisition, higher volume, the Marazzi and Spano acquisitions and the favorable net impact of price and product mix, partially offset by higher input costs.

Results of Operations

Quarter Ended September 27, 2014, as compared with Quarter Ended September 28, 2013

Net sales

Net sales for the three months ended September 27, 2014 were $1,990.7 million, reflecting an increase of $29.1 million, or 1.5%, from the $1,961.5 million reported for the three months ended September 28, 2013. The increase was primarily attributable to higher volume of approximately $35 million, the favorable net impact of price and product mix of approximately $3 million, partially offset by the net impact of unfavorable foreign exchange rates of approximately $9 million.

Carpet segment—Net sales increased $6.1 million, or 0.8%, to $778.8 million for the three months ended September 27, 2014, compared to $772.8 million for the three months ended September 28, 2013. The increase was primarily attributable to higher volume of approximately $19 million, partially offset by the unfavorable net impact of price and product mix of approximately $13 million. The volume increases were primarily attributable to increases in residential new construction and commercial sales.

Ceramic segment—Net sales increased $12.8 million, or 1.7%, to $779.8 million for the three months ended September 27, 2014, compared to $767.0 million for the three months ended September 28, 2013. The increase was primarily attributable to higher volume of approximately $10 million and the favorable net impact of price and product mix of approximately $12 million, partially offset by the net impact of unfavorable foreign exchange rates of approximately $9 million. The volume increases were attributable to higher residential and commercial sales primarily in North America.

Laminate and Wood segment—Net sales increased $11.9 million, or 2.6%, to $462.6 million for the three months ended September 27, 2014, compared to $450.7 million for the three months ended September 28, 2013. The increase was primarily attributable to higher volume of approximately $8 million, favorable net impact of price and product mix of approximately $3 million and the net impact of favorable foreign exchange rates of approximately $1 million. The $8 million increase in volume in the quarter was primarily attributable to higher sales in Europe.

Gross profit

Gross profit for the three months ended September 27, 2014 was $556.4 million (28.0% of net sales), an increase of $39.5 million or 7.6%, compared to gross profit of $516.9 million (26.4% of net sales) for the three months ended September 28, 2013. As a percentage of net sales, gross profit increased 160 basis points. The increase in gross profit dollars was primarily attributable to operations productivity of approximately $24 million, fair value inventory step-up adjustment in the prior year related to the Marazzi acquisition of approximately $12 million, lower restructuring, acquisition and integration-related costs of approximately $8 million, higher sales volume of approximately $9 million and the favorable net impact of price and product mix of approximately $7 million, partially offset by higher input costs of approximately $14 million and the net impact of unfavorable foreign exchange rates of approximately $3 million.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended September 27, 2014 were $342.7 million (17.2% of net sales), compared to $341.0 million (17.4% of net sales) for the three months ended September 28, 2013. As a percentage of net sales, selling, general and administrative expenses decreased 20 basis points. The increase in selling, general and administrative expenses in dollars was primarily attributable to a higher provision for legal reserves, partially offset by improved efficiencies.

Operating income

Operating income for the three months ended September 27, 2014 was $213.7 million (10.7% of net sales) reflecting an increase of $37.8 million, or 21.5%, compared to operating income of $175.9 million (9.0% of net sales) for the three months ended September 28, 2013. The increase in operating income was primarily attributable to increases in operations productivity of approximately $24 million, the fair value inventory step-up adjustment in the prior year related to the Marazzi acquisition of approximately $12 million, a decrease in restructuring and integration of approximately $10 million, sales volume increases of approximately $9 million and the favorable net impact of price and product mix of approximately $7 million, partially offset by higher input costs of approximately $14 million and a higher provision for legal reserves of approximately $10 million.

Carpet segment—Operating income was $74.1 million (9.5% of segment net sales) for the three months ended September 27, 2014 reflecting an increase of $5.2 million compared to operating income of $68.8 million (8.9% of segment net sales) for the three months ended September 28, 2013. The increase in operating income was primarily attributable to operations productivity of approximately $15 million, sales volume increases of approximately $4 million, partially offset by a higher provision for legal reserves of approximately $10 million and higher input costs of approximately $7 million.

Ceramic segment—Operating income was $101.3 million (13.0% of segment net sales) for the three months ended September 27, 2014 reflecting an increase of $25.3 million compared to operating income of $75.9 million (9.9% of segment net sales) for the three months ended September 28, 2013. The increase in operating income was primarily attributable to the fair value inventory step-up adjustment in the prior year related to the Marazzi acquisition of approximately $12 million, the favorable net impact of price and product mix of approximately $10 million, operations productivity of approximately $10 million and sales volume increases of approximately $3 million, partially offset by higher input costs of approximately $5 million.

Laminate and Wood segment—Operating income was $44.8 million (9.7% of segment net sales) for the three months ended September 27, 2014 reflecting an increase of $5.7 million compared to operating income of $39.0 million (8.7% of segment net sales) for the three months ended September 28, 2013. The increase in operating income was primarily attributable to lower restructuring, acquisition and integration costs of approximately $10 million, higher sales volume of approximately $3 million, partially offset by approximately $4 million of higher selling costs to support product introductions and higher input costs of approximately $2 million.

Interest expense

Interest expense was $34.8 million for the three months ended September 27, 2014, reflecting an increase of $9.2 million compared to interest expense of $25.6 million for the three months ended September 28, 2013. The increase was primarily attributable to the bond redemption premium and related fees of approximately $17 million, partially offset by lower interest rates.

Other (income) expense

Other income was $2.4 million for the three months ended September 27, 2014, reflecting a favorable change of $3.5 million compared to other expense of $1.2 million for the three months ended September 28, 2013.

Income tax expense

For the three months ended September 27, 2014, the Company recorded income tax expense of $30.0 million on earnings from continuing operations before income taxes of $181.3 million for an effective tax rate of 16.6%, as compared to an income tax expense of $29.0 million on earnings from continuing operations before income taxes of $149.1 million, for an effective tax rate of 19.4% for the three months ended September 28, 2013. The difference in the effective tax rate for the comparative period is primarily attributable to the resolution of an Italian withholding tax case resulting in a benefit of approximately $8 million, as well as the geographic dispersion of earnings and losses for the quarters.

Nine Months Ended Ended September 27, 2014, as compared with Nine Months Ended September 28, 2013

Net sales

Net sales for the nine months ended September 27, 2014 were $5,852.0 million, reflecting an increase of $427.4 million, or 7.9%, from the $5,424.7 million reported for the nine months ended September 28, 2013. The increase was primarily attributable to higher sales volume of approximately $402 million, the net impact of favorable foreign exchange rates of approximately $16 million and the favorable net impact of price and product mix of approximately $9 million. Of the $402 million increase in volume, approximately $328 million was attributable to the Marazzi and Spano acquisitions.

Carpet segment—Net sales decreased $4.9 million, or 0.2%, to $2,234.1 million for the nine months ended September 27, 2014, compared to $2,239.0 million for the nine months ended September 28, 2013. The decrease was primarily attributable to the unfavorable net impact of price and product mix of approximately $16 million, partially offset by higher volume of approximately $11 million. The volume increases were primarily attributable to increases in residential new construction and commercial sales.

Ceramic segment—Net sales increased $332.6 million, or 17.2%, to $2,271.7 million for the nine months ended September 27, 2014, compared to $1,939.1 million for the nine months ended September 28, 2013. The increase was primarily attributable to higher volume of approximately $319 million and the favorable net impact of price and product mix of approximately $27 million, partially offset by the net impact of unfavorable foreign exchange rates of approximately $13 million. Of the $319 million increase in volume, approximately $272 million was attributable to the Marazzi acquisition. The remaining volume increases were primarily attributable to higher residential and commercial sales primarily in North America.

Laminate and Wood segment—Net sales increased $105.7 million, or 8.0%, to $1,431.8 million for the nine months ended September 27, 2014, compared to $1,326.2 million for the nine months ended September 28, 2013. The increase was primarily attributable to higher volume of approximately $78 million and the net impact of favorable foreign exchange rates of approximately $29 million, partially offset by the unfavorable net impact of price and product mix of approximately $1 million. Of the $78 million increase in volume, primarily attributable to the Spano acquisition. The remaining volume increases were attributable to higher sales in Europe.

Gross profit

Gross profit for the nine months ended September 27, 2014 was $1,612.6 million (27.6% of net sales), an increase of $204.6 million or 14.5%, compared to gross profit of $1,408.0 million (26.0% of net sales) for the nine months ended September 28, 2013. As a percentage of net sales, gross profit increased 160 basis points. The increase in gross profit dollars was primarily attributable to higher sales volume of approximately $119 million that was predominately attributable to the Marazzi and Spano acquisitions, operations productivity of approximately $69 million, the fair value inventory step-up adjustment in the prior year related to the Marazzi acquisition of approximately $31 million, the favorable net impact of price and product mix of approximately $20 million, lower restructuring, acquisition and integration-related costs of approximately $13 million and the net impact of favorable foreign exchange rates of approximately $5 million, partially offset by higher input costs of approximately $43 million.

Selling, general and administrative expenses

Selling, general and administrative expenses for the nine months ended September 27, 2014 were $1,045.9 million (17.9% of net sales), compared to $1,012.1 million (18.7% of net sales) for the nine months ended September 28, 2013. As a percentage of net sales, selling, general and administrative expenses decreased 80 basis points. The increase in selling, general and administrative expenses in dollars was primarily attributable to acquisition volume, partially offset by lower restructuring, acquisition and integration-related costs and improved efficiencies.

Operating income

Operating income for the nine months ended September 27, 2014 was $566.7 million (9.7% of net sales) reflecting an increase of $170.7 million, or 43.1%, compared to operating income of $395.9 million (7.3% of net sales) for the nine months ended September 28, 2013. The increase in operating income was primarily attributable to increases in operations productivity of approximately $69 million, sales volume increases of approximately $57 million partially related to the acquisitions, lower restructuring, acquisition and integration-related costs of approximately $39 million, fair value inventory step-up adjustment in the prior year related to the Marazzi acquisition of approximately $31 million and the favorable net impact of price and product mix of approximately $20 million, partially offset by higher input costs of approximately $43 million.

Carpet segment—Operating income was $171.2 million (7.7% of segment net sales) for the nine months ended September 27, 2014 reflecting an increase of $22.2 million compared to operating income of $148.9 million (6.7% of segment net sales) for the nine months ended September 28, 2013. The increase in operating income was primarily attributable to operations productivity of approximately $37 million, lower restructuring costs of approximately $8 million, improved efficiencies in selling, general and administrative expenses of approximately $8 million, partially offset by higher input costs of approximately $14 million, higher provision for legal reserves of approximately $10 million and the unfavorable net impact of price and product mix of approximately $6 million.

Ceramic segment—Operating income was $268.3 million (11.8% of segment net sales) for the nine months ended September 27, 2014 reflecting an increase of $116.1 million compared to operating income of $152.2 million (7.8% of segment net sales) for the nine months ended September 28, 2013. The increase in operating income was primarily attributable to sales volume increases of approximately $38 million partially attributable to the Marazzi acquisition, lower restructuring, acquisition and integration-related costs of approximately $20 million, inventory step-up in the prior year related to the Marazzi acquisition of approximately $31 million, operations productivity of approximately $24 million and the favorable net impact of price and product mix of approximately $21 million, partially offset by higher input costs of approximately $17 million.

Laminate and Wood segment—Operating income was $149.7 million (10.5% of segment net sales) for the nine months ended September 27, 2014 reflecting an increase of $30.7 million compared to operating income of $119.1 million (9.0% of segment net sales) for the nine months ended September 28, 2013. The increase in operating income was primarily attributable to sales volume increases of approximately $19 million, lower restructuring, acquisition and integration-related costs of approximately $11 million and operations productivity of approximately $7 million, the favorable net impact of price and product mix of approximately $5 million, partially offset by higher input costs of approximately $12 million.

Interest expense

Interest expense was $77.6 million for the nine months ended September 27, 2014, reflecting an increase of $7.5 million compared to interest expense of $70.1 million for the nine months ended September 28, 2013. The increase was primarily attributable to the bond redemption premium and related fees of approximately $17 million, partially offset by lower interest rates.

Other (income) expense

Other expense was $1.0 million for the nine months ended September 27, 2014, reflecting a favorable change of $5.5 million compared to other expense of $6.5 million for the nine months ended September 28, 2013.

Income tax expense

For the nine months ended September 27, 2014, the Company recorded income tax expense of $103.0 million on earnings from continuing operations before income taxes of $488.1 million for an effective tax rate of 21.1%, as compared to an income tax expense of $63.0 million on earnings from continuing operations before income taxes of $319.4 million, for an effective tax rate of 19.7% for the nine months ended September 28, 2013. The difference in the effective tax rate for the comparative period is primarily attributable to the geographic dispersion of earnings and losses for the quarters, partially offset by the resolution of an Italian withholding tax case resulting in a benefit of approximately $8 million.

Liquidity and Capital Resources

The Company’s primary capital requirements are for working capital, capital expenditures and acquisitions. The Company’s capital needs are met primarily through a combination of internally generated funds, commercial paper, bank credit lines, term and senior notes and credit terms from suppliers.

Net cash provided by operating activities in the first nine months of 2014 was $323.4 million, compared to net cash provided by operating activities of $327.0 million in the first nine months of 2013. The decrease was primarily attributable to changes in working capital, partially offset by higher earnings.

Net cash used in investing activities in the first nine months of 2014 was $391.6 million compared to net cash used in investing activities of $705.0 million in the first nine months of 2013. The decrease was primarily attributable to acquisitions of $449.5 million in the prior year, partially offset by higher capital expenditures of $136.1 million in the current year. Capital spending during the remainder of 2014 is expected to range from approximately $140 million to $160 million and is intended to support sales and income growth, promote new product innovations, upgrade the assets of the acquired businesses, increase carpet yarn and ceramic tile capacity and fund the addition of a luxury vinyl tile ("LVT") plant.

Net cash provided by financing activities in the first nine months of 2014 was $126.6 million compared to net cash used in financing activities of $3.9 million in the first nine months of 2013.

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

The proceeds from the sale of commercial paper notes will be available for general corporate purposes. The Company used the initial proceeds from the sale of commercial paper notes to repay borrowings under its 2013 Senior Credit Facility and certain of its industrial revenue bonds. As of September 27, 2014, the amount utilized under the commercial paper program was $569.1 million with a weighted-average interest rate and maturity period of 0.63% and 42 days, respectively.

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

As of September 27, 2014, amounts utilized under the facility included $10.4 million of borrowings and $39.2 million of standby letters of credit related to various insurance contracts and foreign vendor commitments. The Company also considers the outstanding borrowings of $569.1 million as of September 27, 2014 under its commercial paper program to be a reduction of the available capacity. Taking the commercial paper borrowings into consideration, the Company has utilized $618.6 million under the 2013 Senior Credit Facility resulting in a total of $381.4 million available under the 2013 Senior Credit Facility.

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

On August 15, 2014, the Company purchased for cash approximately $200.0 million aggregate principal amount of its outstanding 6.125% senior notes due January 15, 2016 at a price equal to 107.73% of the principal amount, resulting in a premium to redeeming noteholders of approximately $15.5 million. The premium as well as the fees of $1.1 million associated with the redemption are included in interest expense on the condensed consolidated statement of operations for the three and nine months ended September 27, 2014.

Accounts Receivable Securitization

On December 19, 2012, the Company entered into a three-year on-balance sheet trade accounts receivable securitization agreement (the "Securitization Facility"). On September 11, 2014, the Company made certain modifications to its Securitization Facility, which modifications, among other things, increased the aggregate borrowings available under the facility from $300.0 million to $500.0 million and decreased the interest margins on certain borrowings. Under the terms of the Securitization Facility, certain subsidiaries of the Company sell at a discount certain of their trade accounts receivable (the “Receivables”) to Mohawk Factoring, LLC (“Factoring”) on a revolving basis. Factoring is a wholly owned, bankruptcy remote subsidiary of the Company, meaning that Factoring is a separate legal entity whose assets are available to satisfy the claims of the creditors of Factoring only, not the creditors of the Company or the Company’s other subsidiaries.  To fund such purchases, Factoring may borrow up to $500.0 million based on the amount of eligible Receivables owned by Factoring, and Factoring has granted a security interest in all of such Receivables to the third-party lending group as collateral for such borrowings.  Amounts loaned to Factoring under the Securitization Facility bear interest at commercial paper interest rates, in the case of lenders that are commercial paper conduits, or LIBOR, in the case of lenders that are not commercial paper conduits, in each case, plus an applicable margin of 0.70% per annum. Factoring also pays a commitment fee at a per annum rate of 0.35% on the unused amount of each lender’s commitment.

At September 27, 2014, the amount utilized under the Securitization Facility was $500.0 million.

In connection with the acquisition of Marazzi, the Company became a party to an off-balance sheet accounts receivable securitization facility ("Marazzi Securitization Facility") pursuant to which the Company services receivables sold to a third party. As of September 27, 2014, the amounts utilized under the Marazzi Securitization Facility was €3.7 million. The Company is in the process of terminating this facility.

The Company may continue, from time to time, to retire its outstanding debt through cash purchases in the open market, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amount involved may be material.

As of September 27, 2014, the Company had cash of $105.6 million, of which $60.1 million was held outside the United States. While the Company’s plans are to permanently reinvest the cash held outside the United States, the estimated cost of repatriation for the cash as of September 27, 2014 was approximately $21.0 million. The Company believes that its cash and cash equivalents on hand, cash generated from operations and availability under its 2013 Senior Credit Facility will be sufficient to meet its capital expenditure, working capital and debt servicing requirements over the next twelve months.

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

As of September 27, 2014, approximately 54% of the Company's debt portfolio was comprised of fixed-rate debt and 46% was floating-rate debt. A 1.0 percentage point change in the interest rate of the floating-rate debt would not have a material impact on the Company's results of operations. There have been no other significant changes to the Company’s exposure to market risk as disclosed in the Company’s 2013 Annual Report filed on Form 10-K.

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

Beginning in August 2010, a series of civil lawsuits were initiated in several U.S. federal courts alleging that certain manufacturers of polyurethane foam products and competitors of the Company’s carpet underlay division had engaged in price fixing in violation of U.S. antitrust laws. The Company has been named as a defendant in a number of the individual cases (the first filed on August 26, 2010), as well as in two consolidated amended class action complaints the first filed on February 28, 2011, on behalf of a class of all direct purchasers of polyurethane foam products, and the second filed on March 21, 2011, on behalf of a class of indirect purchasers. All pending cases in which the Company has been named as a defendant have been filed in or transferred to the U.S. District Court for the Northern District of Ohio for consolidated pre-trial proceedings under the name In re: Polyurethane Foam Antitrust Litigation, Case No. 1:10-MDL-02196.

In these actions, the plaintiffs, on behalf of themselves and/or a class of purchasers, seek damages allegedly suffered as a result of alleged overcharges in the price of polyurethane foam products from at least 1999 to the present. The direct purchaser class currently claims damages from all of the defendants named in the lawsuit of up to approximately $1.2 billion which amount will be reduced by the value of claims made by plaintiffs that opt out of the class. Any damages actually awarded at trial are subject to being tripled under US antitrust laws. The amount of damages in the remaining cases varies or has not yet been specified by the plaintiffs. Each plaintiff also seeks attorney fees, pre-judgment and post-judgment interest, court costs and injunctive relief against future violations.

In April 2011, the Company filed a motion to dismiss the class action claims brought by the direct purchasers, and in May 2011, the Company moved to dismiss the claims brought by the indirect purchasers. On July 19, 2011, the Court denied all defendants’ motions to dismiss. On April 9, 2014, the Court certified the direct and indirect purchaser classes. The Company sought permission to appeal the certification order on April 24, 2014, and the petition was denied by the U.S. Court of Appeals for the Sixth Circuit on September 29, 2014.

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

10.1
Third Amendment to Credit and Security Agreement and Omnibus Amendment, dated as of September 11, 2014, among Mohawk Factoring, LLC as borrower, Mohawk Servicing, LLC, as servicer, the lenders from time to time party thereto, the liquidity banks from time to time party thereto, the co-agents from time to time party thereto and SunTrust Bank, as administrative agent.

10.2
Joinder Agreement to Receivables Purchase and Sale Agreement, dated as of September 11, 2014, among Mohawk Carpet Distribution, Inc. and Dal-Tile Distribution, Inc., as existing originators, Mohawk Factoring, LLC, as buyer, and Unilin North America, LLC, as new originator.

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

MOHAWK INDUSTRIES, INC.
(Registrant)

Dated:	November 3, 2014	By:	/s/ Jeffrey S. Lorberbaum
JEFFREY S. LORBERBAUM
Chairman and Chief Executive Officer
(principal executive officer)

Dated:	November 3, 2014	By:	/s/ Frank H. Boykin
FRANK H. BOYKIN
Chief Financial Officer
(principal financial officer)