Form 10-K
period 2014-12-31
MOHAWK INDUSTRIES INC
filed 2015-02-27
CIK 851968

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[Mark One]

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the Common Stock of the Registrant held by non-affiliates (excludes beneficial owners of more than 10% of the Common Stock) of the Registrant (61,423,079 shares) on June 27, 2014 (the last business day of the Registrant’s most recently completed fiscal second quarter) was $8,407,591,054. The aggregate market value was computed by reference to the closing price of the Common Stock on such date.
Number of shares of Common Stock outstanding as of February 24, 2015: 73,009,155 shares of Common Stock, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the 2015 Annual Meeting of Stockholders-Part III.

PART I

Item 1.	Business

General

Mohawk Industries, Inc. (“Mohawk” or the “Company”) is a leading global flooring manufacturer that creates products to enhance residential and commercial spaces around the world. The Company's vertically integrated manufacturing and distribution processes provide competitive advantages in carpet, rugs, ceramic tile, laminate, wood, stone and vinyl flooring. The Company's industry-leading innovation has yielded products and technologies that differentiate its brands in the marketplace and satisfy all flooring related remodeling and new construction requirements. The Company's brands are among the most recognized in the industry and include American Olean®, Bigelow®, Daltile®, Durkan®, Karastan®, Kerama Marazzi®, Lees®, Marazzi®, Mohawk®, Pergo®, Quick-Step® and Unilin®. During the past decade, the Company has transformed its business from an American carpet manufacturer into the world's largest flooring company with operations in Australia, Brazil, Canada, China, Europe, India, Malaysia, Mexico, Russia and the United States. The Company had annual net sales in 2014 of $7.8 billion. Approximately 71% of this amount was generated by sales in North America and approximately 29% was generated by sales outside North America. The Company has three reporting segments: the Carpet segment, the Ceramic segment and the Laminate and Wood segment with a net sales distribution of approximately 40%, 40% and 20%, respectively. Selected financial information for the Carpet, Ceramic and Laminate and Wood segments, geographic net sales and the location of long-lived assets are set forth in Note 18 to the consolidated financial statements.

The Carpet segment designs, manufactures, sources, distributes and markets its carpet and rug product lines in a broad range of colors, textures and patterns for residential and commercial applications in both remodeling and new construction. In addition, the Carpet segment markets and distributes ceramic tile, laminate, hardwood, resilient floor covering, carpet pad and flooring accessories. The Carpet segment markets and distributes its flooring products under various brands, including the following brand names: Aladdin®, Bigelow, Durkan, Horizon®, Karastan, Lees, Mohawk, Mohawk ColorCenters®, Mohawk Floorscapes®, Mohawk Home®, Portico® and SmartStrand® which it sells through independent floor covering retailers, home centers, mass merchandisers, department stores, shop at home, buying groups, commercial dealers and commercial end users. Some products are also marketed through private labeling programs. The Carpet segment’s soft surface operations are vertically integrated from the extrusion of resin and recycled post-consumer plastics to the manufacturing and distribution of finished carpets and rugs.

The Ceramic segment designs, manufactures, sources, distributes and markets a broad line of ceramic tile, porcelain tile and natural stone products used in the residential and commercial markets for both remodeling and new construction. In addition, the Ceramic segment sources, markets and distributes other tile related products. The Ceramic segment markets and distributes its products under various brands, including the following brand names: American Olean , Daltile, Kerama Marazzi, Marazzi and Ragno®which it sells through independent distributors, home center retailers, individual floor covering retailers, ceramic specialists, commercial dealers and commercial end users. The Ceramic segment operations are vertically integrated from the production of raw material for body and glaze preparation to the manufacturing and distribution of ceramic and porcelain tile.

The Laminate and Wood segment designs, manufactures, sources, licenses, distributes and markets laminate and hardwood flooring used primarily in the residential market for both remodeling and new construction. In addition, the Laminate and Wood segment licenses certain patents related to laminate flooring installation. The Laminate and Wood segment markets and distributes its flooring products under various brands, including the following brand names: Columbia Flooring®, Century Flooring®, Mohawk, Pergo, Quick-Step and Unilin which it sells through retailers, independent distributors and home centers. In Europe, the Laminate and Wood segment also produces roofing elements, insulation boards, medium-density fiberboard ("MDF"), chipboards and other wood products.

Recent Events

On January 13, 2015, Mohawk Industries, Inc. (the “Company”) and its subsidiary, Unilin BVBA, entered into a share purchase agreement with Enterhold S.A., a Luxembourg limited liability company and International Flooring Systems S.A., a Luxembourg limited liability company (the “IVC Group”) to acquire all of the outstanding shares of the IVC Group for an estimated transaction value of approximately €1.0 billion, subject to certain adjustments set forth in the share purchase agreement. The IVC Group is a global manufacturer, distributor and marketer of vinyl flooring products including luxury vinyl tile with estimated 2014 revenues of approximately $700 million. The IVC acquisition will position Mohawk as a major participant in both the fast growing LVT category and the expanding fiberglass sheet vinyl business. The closing of the transaction is subject to customary closing conditions and approval of the transaction by the relevant competition authorities.

On February 5, 2015, Mohawk signed a share purchase agreement to acquire an eastern European ceramic tile floor manufacturer for approximately €195 million, subject to certain adjustments set forth in the share purchase agreement. The manufacturer has a low cost position in the Bulgarian and Romanian markets. The combination with Mohawk will present opportunities to enhance the product offering, upgrade technology and expand exports to other countries. The closing of the transaction is subject to customary closing conditions and approval of the transaction by the relevant competition authorities
Sales and Distribution

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

The Company offers marketing and advertising support through residential dealer programs like Mohawk Floorscapes, Mohawk ColorCenter and Karastan. These programs offer varying degrees of support to dealers in the form of sales and management training, in-store merchandising systems, exclusive promotions and assistance in certain administrative functions, such as consumer credit, advertising and website technology.

The Company produces and markets its commercial broadloom and modular carpet tile under various brands including: Bigelow, Lees and Karastan Contract. It markets its hospitality carpet under the Durkan brand. The commercial customer base is divided into several channels: corporate office space, education institutions, healthcare facilities, retail space and institutional and government facilities. Different purchase decision makers and decision-making processes exist for each channel.

The Company’s sales forces are generally organized by product type and sales channels in order to best serve each type of customer. Product delivery to dealers is done predominantly on Mohawk trucks operating from strategically positioned warehouses/cross-docks that receive inbound product directly from the source of manufacture.

Ceramic Segment

The Ceramic segment designs, manufactures, sources, distributes and markets a broad line of ceramic tile, porcelain tile and natural stone products. Products are distributed through various distribution channels including independent distributors, home center retailers, Company-operated service centers and distribution centers that sell to floor covering retailers, ceramic specialists and commercial dealers, Kerama Marazzi branded stores and directly to commercial end users. The business is organized to address the specific customer needs of each distribution channel with dedicated sales forces that support the various channels.

The Company provides customers with one of the ceramic tile industry’s broadest product lines—a complete selection of glazed floor tile, glazed wall tile, glazed and unglazed ceramic mosaic tile, porcelain tile, quarry tile and stone products, as well as installation products. In addition to products manufactured by the Company’s ceramic tile business, the Company also sources products from other manufacturers to enhance its product offering.

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

The Laminate and Wood segment markets and sells laminate and hardwood flooring products under the Quick-Step, Columbia Flooring, Century Flooring, Mohawk and Pergo brands. The Laminate and Wood segment also sells private label laminate and hardwood flooring products. The Company believes Quick-Step and Pergo are leading brand names in the U.S. and European flooring industry. In addition, the Laminate and Wood segment markets and sells insulation boards in Europe. The segment also licenses its UNICLIC and Pergo intellectual property to floor manufacturers throughout the world.

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

Manufacturing and Operations

Carpet Segment

The Company’s carpet and rug manufacturing operations are vertically integrated and include the extrusion of triexta, nylon, polyester and polypropylene resins, as well as recycled post-consumer plastics into fiber. The Carpet segment is also vertically integrated in fiber and yarn processing, backing manufacturing, tufting, weaving, dyeing, coating and finishing. The Carpet segment continues to invest in capital expenditures, principally in state-of-the-art equipment, to transition from legacy fibers, support market growth, increase manufacturing efficiency and improve overall cost competitiveness.

Ceramic Segment

The Company’s tile manufacturing operations are vertically integrated from the production of raw material for body and glaze preparation to the manufacturing and distribution of ceramic and porcelain tile. The Company believes that its manufacturing organization offers competitive advantages due to its ability to manufacture a differentiated product line consisting of one of the industry’s broadest product offerings of colors, textures and finishes and its ability to utilize the industry’s newest technology, as well as the industry’s largest offering of trim and angle pieces. In addition, the Ceramic segment also sources a portion of its product to supplement its product offerings. The Ceramic segment continues to invest in capital expenditures, primarily in equipment utilizing the latest technologies, to increase manufacturing capacity, improve efficiency, meet the growing demand for its innovative products and develop new capabilities.

Laminate and Wood Segment

The Company’s laminate flooring manufacturing operations are vertically integrated including high-density fiberboard (“HDF”) production, paper impregnation, short-cycle pressing, cutting and milling. The European operations also include resin production. The Laminate and Wood segment has advanced equipment that results in competitive manufacturing in terms of cost and flexibility. In addition, the Laminate and Wood segment has significant manufacturing capability for both engineered and prefinished solid wood flooring. The Laminate and Wood segment continues to invest in capital expenditures, including new plants utilizing the latest advances in technologies to increase manufacturing capacity, improve efficiency and develop new capabilities including state-of-the-art, fully integrated LVT production which will leverage the Company's proven track record of bringing innovative and high-quality products to the market. The manufacturing facilities for roofing elements, insulation boards, MDF, chipboards and other wood products in the Laminate and Wood segment are all configured for cost-efficient manufacturing and production flexibility and are competitive in the European market.

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

Major manufacturers supply the papers required in the laminate flooring business. The Company processes most of the paper impregnation internally in its laminate flooring facilities. In Europe, the resins for paper impregnation are manufactured by the Company, which permits greater control over the laminate flooring manufacturing process. The Company buys the balance of its resin requirements from a number of companies. The Company believes there are alternative sources of supply of paper and resin located within a reasonable distance of the Laminate and Wood segment’s facilities.

Industry and Competition

The Company is the largest flooring manufacturer in a fragmented industry composed of a wide variety of companies from small privately held firms to large multinationals. In 2013, the U.S. floor covering industry reported $20.1 billion in sales, up approximately 7% over 2012's sales of $18.8 billion. In 2013, the primary categories of flooring in the U.S., based on sales, were carpet and rug (51%), resilient and rubber (13%), ceramic tile (13%), hardwood (12%), stone (6%) and laminate (5%). In 2013, the primary categories of flooring in the U.S., based on square feet, were carpet and rug (57%), resilient and rubber (18%), ceramic tile (13%), hardwood (6%), laminate (5%) and stone (2%). Each of these categories is influenced by the residential builder and homeowner remodeling markets, housing starts and housing resales, average house size and home ownership. In addition, the level of sales in the floor covering industry is influenced by consumer confidence, spending for durable goods, interest rates and availability of credit, turnover in housing, the condition of the residential and commercial construction industries and the overall strength of the economy.

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

Carpet Segment

The carpet and rug industry is highly competitive. Based on industry publications, the top five North American carpet and rug manufacturers (including their foreign divisions) in 2013 had carpet and rug sales in excess of $7.1 billion of the over $11.2 billion market. The Company believes it is the second largest producer of carpets and rugs (in terms of sales dollars) in the world based on its 2013 net sales.

Ceramic Segment

Globally, the ceramic tile industry is significantly fragmented. The Company faces competition in the ceramic tile flooring channel from a large number of foreign and domestic manufacturers who all compete for sales of ceramic tile to customers. The Company believes it is the largest manufacturer, distributor and marketer of ceramic tile in the world.

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

Patents and Trademarks

Intellectual property is important to the Company’s business and the Company relies on a combination of patent, copyright, trademark and trade secret laws to protect its interests.

The Company uses several trademarks that it considers important in the marketing of its products, including Aladdin, American Olean, Bigelow, Century Flooring, Columbia Flooring, Dal-Tile, Duracolor®, didit, Durkan, Elka®, Everset fibers®, Horizon, Karastan, Kerama Marazzi, Lees, Marazzi, Mohawk, Mohawk ColorCenter, Mohawk Floorscapes, Mohawk GreenWorks®, Mohawk Home, Pergo, Portico, PureBond®, Quick-Step, Ragno, SmartStrand, Ultra Performance System®, UNICLIC, UNILIN, Utherm® and Wear-Dated®. These trademarks represent innovations that highlight competitive advantages and provide differentiation from competing brands in the market.

The Laminate and Wood segment owns a number of patent families in Europe and the U.S. some of which the Company licenses to manufacturers and distributors throughout the world. The most important of these patent families is the UNICLIC family, which include the snap, pretension, clearance and the beveled edge patents. The UNICLIC family of patents is expected to expire in 2017. The Company continues to explore additional opportunities to generate revenue from its patent portfolio. The licensing revenue from patents included in the Laminate and Wood segment's results were approximately €109 million in 2014. The licensing revenue from patents generated in the Laminate and Wood segment's operations is partially offset by various expenses such as amortization, developing new technologies, filing new patents, supporting existing patents, defending patent lawsuits, collection and auditing of receivables, bad debt and other administrative activities.

Sales Terms and Major Customers

The Company’s sales terms are substantially the same as those generally available throughout the industry. The Company generally permits its customers to return products purchased from it within specified time periods from the date of sale, if the customer is not satisfied with the quality of the product.

During 2014, no single customer accounted for more than 10% of total net sales and the top 10 customers accounted for less than 20% of the Company’s net sales. The Company believes the loss of one major customer would not have a material adverse effect on its business.

Employees

As of December 31, 2014, the Company employed approximately 32,300 persons consisting of approximately 23,100 in North America, approximately 4,700 in Europe, approximately 3,400 in Russia, approximately 1,000 in Malaysia and approximately 200 in various other countries. The majority of the Company’s European and Mexican manufacturing employees are members of unions. Most of the Company’s U.S. employees are not a party to any collective bargaining agreement. Additionally, the Company has not experienced any strikes or work stoppages in recent years. The Company believes that its relations with its employees are good.

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

The floor covering industry is sensitive to changes in general economic conditions, such as consumer confidence and income, corporate and government spending, interest rate levels, availability of credit and demand for housing. Significant or prolonged declines in the U.S. or global economies could have a material adverse effect on the Company’s business.

Downturns in the U.S. and global economies, along with the residential and commercial markets in such economies, negatively impact the floor covering industry and the Company’s business. The Company derives a majority of its sales from the replacement segment of the market, followed by sales associated with new construction activities. Although the impact of a decline in new construction activity is typically accompanied by an increase in remodeling and replacement activity, these activities lagged in the most recent downturn. Although the difficult economic conditions have improved in the U.S., European and other markets have not recovered as quickly and there may be additional downturns that could cause the industry to deteriorate in the foreseeable future. A significant or prolonged decline in residential or commercial remodeling or new construction activity could have a material adverse effect on the Company’s business and results of operations.

The Company may be unable to predict customer preferences or demand accurately, or to respond to technological developments.

The Company operates in a market sector where demand is strongly influenced by rapidly changing customer preferences as to product design and technical features. Failure to quickly and effectively respond to changing customer demand or technological developments could have a material adverse effect on our business.

The Company faces intense competition in the flooring industry that could decrease demand for the Company’s products or force it to lower prices, which could have a material adverse effect on the Company’s business.

The floor covering industry is highly competitive. The Company faces competition from a number of manufacturers and independent distributors. Maintaining the Company’s competitive position may require substantial investments in the Company’s product development efforts, manufacturing facilities, distribution network and sales and marketing activities. Competitive pressures may also result in decreased demand for the Company’s products or force the Company to lower prices. Moreover, a strong U.S. dollar combined with lower fuel costs may contribute to more attractive pricing for imports that compete with the Company’s products, which may put pressure on the Company’s pricing.  Any of these factors could have a material adverse effect on the Company’s business.

Changes in the global economy could affect the Company’s overall availability and cost of credit.

Despite recent improvement in overall economic conditions in the U.S., continued weakness elsewhere in the world or changes in market conditions could impact the Company’s ability to obtain financing in the future, including any financing necessary to refinance existing indebtedness. The cost and availability of credit during uncertain economic times could have a material adverse effect on the Company’s financial condition.

Further, negative economic conditions may factor into the Company’s periodic credit ratings assessment by Moody’s Investors Service, Inc. ("Moody's"), Standard & Poor’s Financial Services, LLC ("S&P") and Fitch, Inc. Any future changes in the credit rating agencies’ methodology in assessing our credit strength and any downgrades in the Company’s credit ratings could increase the cost of its existing credit and could adversely affect the cost of and ability to obtain additional credit in the future. The Company can provide no assurances that downgrades will not occur.

If the Company were unable to meet certain covenants contained in its existing credit facilities, it may be required to repay borrowings under the credit facilities prior to their maturity and may lose access to the credit facilities for additional borrowings that may be necessary to fund its operations and growth strategy.

On September 25, 2013, the Company entered into a $1,000.0 million, 5-year, senior revolving credit facility (the "2013 Senior Credit Facility"). As of December 31, 2014, the amount utilized under the 2013 Senior Credit Facility, including the commercial paper issuance, was $534.6 million resulting in a total of $465.4 million available. The amount utilized included$301.6 million of commercial paper issued, $195.7 million of direct borrowings, and $37.4 million of standby letters of credit related to various insurance contracts and foreign vendor commitments. In addition, on December 19, 2012, the Company entered into a three-year on-balance sheet U.S. trade accounts receivable securitization agreement (the "Securitization Facility") that after an amendment on September 11, 2014 allows the Company to borrow up to $500 million based on available accounts receivable and is secured by the Company's U.S. trade accounts receivable. At December 31, 2014, the amount utilized under the Securitization Facility was $500.0 million.

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

The principal raw materials used in the Company’s manufacturing operations include triexta, nylon, polypropylene, and polyester resins and fibers, which are used primarily in the Company’s carpet and rugs business; clay, talc, nepheline syenite and glazes, including frit (ground glass), zircon and stains, which are used exclusively in the Company’s ceramic tile business; and wood, paper, and resins which are used primarily in the Company’s wood and laminate flooring business. In addition, the Company sources finished goods as well. For certain of such raw materials and sourced products, the Company is dependent on one or a small number of suppliers, and certain raw materials are sourced from unstable regions. An adverse change in the Company’s relationship with such a supplier, the financial condition of such a supplier or such supplier’s ability to manufacture or deliver such raw materials or sourced products to the Company could lead to an interruption of supply or require the Company to purchase more expensive alternatives. An extended interruption in the supply of these or other raw materials or sourced products used in the Company’s business or in the supply of suitable substitute materials or products would disrupt the Company’s operations, which could have a material adverse effect on the Company’s business.

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

In addition, we rely on information management systems to monitor the daily operation of points of sale controlled and managed by us and to maintain accurate and up-to-date operating and financial data for the compilation of management information. We rely on our computer hardware, software and network for the storage, delivery and transmission of data to our sales and distribution systems, and certain of our production processes are managed and conducted by computer.

Any damage by unforeseen events or system failure which causes interruptions to the input, retrieval and transmission of data or increase in the service time, whether caused by human error, natural disasters, power loss, computer viruses, intentional acts of vandalism, various forms of cybercrimes including and not limited to hacking, intrusions and malware or otherwise, could disrupt our normal operations. There can be no assurance that we can effectively carry out our disaster recovery plan to handle the failure of our information systems, or that we will be able to restore our operational capacity within sufficient time to avoid material disruption to our business. The occurrence of any of these events could cause unanticipated disruptions in service, decreased customer service and customer satisfaction and harm to our reputation, which could result in loss of customers, increased operating expenses and financial losses. Any such events could in turn have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

Failure to successfully manage and integrate an acquisition with the Company’s existing operations could lead to the potential loss of customers of the acquired business, the potential loss of employees who may be vital to the new operations, the potential loss of business opportunities or other adverse consequences that could have a material adverse effect on the Company’s business. Even if integration occurs successfully, failure of the acquisition to achieve levels of anticipated sales growth, profitability or productivity, or otherwise perform as expected, may result in goodwill or other asset impairments or otherwise have a material adverse effect on the Company’s business.

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

As part of the Company’s business strategy, the Company intends to pursue a wide array of potential strategic transactions, including acquisitions of complementary businesses, as well as strategic investments and joint ventures. Although the Company regularly evaluates such opportunities, the Company may not be able to successfully identify suitable acquisition candidates or investment opportunities, to obtain sufficient financing on acceptable terms to fund such strategic transactions, to complete acquisitions and integrate acquired businesses with the Company’s existing businesses, or to manage profitably acquired businesses or strategic investments.

The Company manufactures, sources and sells many products internationally and is exposed to risks associated with doing business globally.

The Company's international activities are significant to its manufacturing capacity, revenues and profits, and the Company is further expanding internationally. The Company sells products, operates plants and invests in companies around the world. Currently, the Company's Laminate and Wood segment has significant operations in Europe, Russia, Malaysia and Australia and the Company's Ceramic segment has significant operations in Europe, Russia and Mexico. In addition, the Company has invested in a joint venture in Brazil related to laminate flooring and has an investment in a Chinese tile manufacturer.
The business, regulatory and political environments in these countries differ from those in the U.S. The Company’s international sales, operations and investments are subject to risks and uncertainties, including:

•	changes in foreign country regulatory requirements;

•	differing business practices associated with foreign operations;

•	various import/export restrictions and the availability of required import/export licenses;

•	imposition of foreign tariffs and other trade barriers;

•	foreign currency exchange rate fluctuations;

•	differing inflationary or deflationary market pressures;

•	foreign country tax rules, regulations and other requirements, such as changes in tax rates and statutory and judicial interpretations in tax laws;

•	differing labor laws and changes in those laws;

•	work stoppages and disruptions in the shipping of imported and exported products;

•	government price controls;

•	extended payment terms and the inability to collect accounts receivable;

•	potential difficulties repatriating cash from non-U.S. subsidiaries; and

•	compliance with laws governing international relations, including those that prohibit improper payments to government officials.

The Company cannot assure investors that it will succeed in developing and implementing policies and strategies to address the foregoing risks effectively in each location where the Company does business, and, therefore that the foregoing factors will not have a material adverse effect on the Company’s business.

The Company has significant operations in emerging markets, including Russia, Mexico and Malaysia, and, therefore, has exposure to doing business in potentially unstable areas of the world.

Operations in emerging markets are subject to greater risk than more developed markets, including in some cases significant legal, economic and political risks. Market conditions and the political structures that support them are subject to rapid change in these economies, and the Company may not be able to react quickly enough to protect its assets and business operations. In particular, developing markets in which the Company operates may be characterized by one or more of the following:

•	heavy state control of natural resources and energy supplies;

•	state ownership of transportation and supply chain assets;

•	high protective tariffs and inefficient customs processes;

•	complex and conflicting laws and regulations, which may be inconsistently or arbitrarily enforced;

•	underdeveloped infrastructure;

•	high incidences of corruption in state regulatory agencies;

•	high crime rates;

•	volatile inflation;

•	widespread poverty and resulting political instability;

•	immature legal and banking systems; and

•	uncertainty with respect to title to real and personal property.

Changes in any one or a combination of these factors could have a material adverse affect on the Company’s business.

Negative tax consequences could materially and adversely affect the Company's business.

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

The Company is subject to increasingly numerous and complex laws, regulations and licensing requirements in each of the jurisdictions in which the Company conducts business. The Company faces risks and uncertainties related to compliance with such laws and regulations. In addition, new laws and regulations may be enacted in the U.S. or abroad that may require the Company to incur additional personnel-related, environmental, or other costs on an ongoing basis, such as recently enacted healthcare legislation in the United States.

In particular, the Company’s operations are subject to various environmental, health and safety laws and regulations, including those governing air emissions, wastewater discharges, and the use, storage, treatment, recycling and disposal of materials and finished product. The applicable requirements under these laws are subject to amendment, to the imposition of new or additional requirements and to changing interpretations of agencies or courts. The Company could incur material expenditures to comply with new or existing regulations, including fines and penalties and increased costs of its operations. For example, our manufacturing facilities may become subject to further limitations on the emission of “greenhouse gases” due to public policy concerns regarding climate change issues or other environmental or health and safety concerns. While the form of any additional regulations cannot be predicted, a “cap-and-trade” system similar to the system that applies to our businesses in the European Union could be adopted in the United States. The Company’s manufacturing processes use a significant amount of energy, especially natural gas. Any such “cap-and-trade” system or other limitations imposed on the emission of “greenhouse gases” could require us to increase our capital expenditures, use our cash to acquire emission credits or restructure our manufacturing operations, which could have a material adverse affect on our business.

The Company’s business operations could suffer significant losses from natural disasters, catastrophes, fire or other unexpected events.

Many of the Company’s business activities involve substantial investments in manufacturing facilities and many products are produced at a limited number of locations. These facilities could be materially damaged by natural disasters, such as floods, tornados, hurricanes and earthquakes, or by fire or other unexpected events. The Company could incur uninsured losses and liabilities arising from such events, including damage to its reputation, and/or suffer material losses in operational capacity, which could have a material adverse impact on its business.

The Company may be exposed to litigation, claims and other legal proceedings in the relating to its products, which could have a material adverse effect on the Company’s business.

In the ordinary course of business, the Company is subject to a variety of product-related claims, lawsuits and legal proceedings, including those relating to product liability, product warranty, product recall, personal injury, and other matters. A very large claim or several similar claims asserted by a a large class of plaintiffs could have a material adverse effect on the Company's business, if the Company is unable to successfully defend against or resolve these matters or if its insurance coverage is insufficient to satisfy any judgments against the Company or settlements relating to these matters. Although the Company has product liability insurance, the policies may not provide coverage for certain claims against the Company or may not be sufficient to cover all possible liabilities. Further, the Company may not be able to maintain insurance at commercially acceptable premium levels. Moreover, adverse publicity arising from claims made against the Company, even if the claims are not successful, could adversely affect the Company’s reputation or the reputation and sales of its products.

The Company’s inability to protect its intellectual property rights or collect license revenues, with respect to the Company’s patented laminate flooring technology, could have a material adverse effect on the Company’s business.

The profit margins of certain of the Company’s businesses, particularly the Company’s laminate flooring business, depend in part upon the Company’s ability to obtain, maintain and license proprietary technology used in the Company’s principal product families. The Company relies, in part, on the patent, trade secret and trademark laws of the U.S., countries in the European Union and elsewhere, as well as confidentiality agreements with some of the Company’s employees, to protect that technology.

The Company has obtained a number of patents relating to the Company’s products and associated methods and has filed applications for additional patents, including the UNICLIC and Pergo family of patents, which protects its interlocking laminate flooring technology. The Company generates license revenue from these patents, which are expected to expire in 2017 and 2021, respectively. The Company continues to develop new sources of revenue to offset the expiration of its revenue-producing patents. The failure to develop alternative revenues could have a material adverse effect on the Company's business.

In addition, the Company cannot assure investors that any patents owned by or issued to it will provide the Company with competitive advantages, that third parties will not challenge these patents, or that the Company’s pending patent applications will be approved. The Company may be unable to prevent competitors and/or third parties from using the Company's technology without the Company's authorization, independently developing technology that is similar to that of the Company or designing around the Company's patents. The use of the Company's technology or similar technology by others could reduce or eliminate any competitive advantage the Company has developed, cause the Company to lose sales or otherwise

Furthermore, despite the Company’s efforts, the Company may be unable to prevent competitors and/or third parties from using the Company’s technology without the Company’s authorization, independently developing technology that is similar to that of the Company or designing around the Company’s patents. The use of the Company’s technology or similar technology by others could reduce or eliminate any competitive advantage the Company has developed, cause the Company to lose sales or otherwise harm the Company’s business.

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

As a result, the Company might be required to pay substantial damages (including punitive damages and attorney’s fees), discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses authorizing the use of infringing technology. There can be no assurance that licenses for disputed technology or intellectual property rights would be available on reasonable commercial terms, if at all. In the event of a successful claim against the Company along with failure to develop or license a substitute technology, the Company’s business would be materially and adversely affected.

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

Forward-Looking Information

Certain of the statements in this Form 10-K, particularly those anticipating future performance, business prospects, growth and operating strategies, and similar matters, and those that include the words “could,” “should,” “believes,” “anticipates,” “expects” and “estimates” or similar expressions constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For those statements, Mohawk claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. There can be no assurance that the forward-looking statements will be accurate because they are based on many assumptions, which involve risks and uncertainties. The following important factors could cause future results to differ: changes in economic or industry conditions; competition; inflation and deflation in raw material prices and other input costs; inflation and deflation in consumer markets; energy costs and supply; timing and level of capital expenditures; timing and implementation of price increases for the Company’s products; impairment charges; integration of acquisitions; international operations; introduction of new products; rationalization of operations; tax, product and other claims; litigation; and other risks identified in Mohawk’s SEC reports and public announcements.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company owns a 0.2 million square foot headquarters office in Calhoun, Georgia on an eight-acre site. The Company also owns a 2.1 million square foot manufacturing facility located in Dalton, Georgia and a 1.4 million square foot manufacturing facility in Glasgow, Virginia used by the Carpet segment; a 2.4 million square foot manufacturing facility located in Orel, Russia, a 1.7 million square foot manufacturing facility located in Monterey, Mexico, a 1.4 million square foot manufacturing facility located in Sunnyvale, Texas and a 1.5 million square foot manufacturing facility located in Sassuolo, Italy used by the Ceramic segment; and a 2.1 million square foot manufacturing property and a 1.1 million square foot manufacturing facility located in Wielsbeke, Belgium, a 1.2 million square foot manufacturing facility in Oostrozebeke, Belgium and a 0.5 million square foot manufacturing facility located in Thomasville, North Carolina used by the Laminate and Wood segment.
The following table summarizes the Company’s facilities both owned and leased for each segment in square feet (in millions):

	Carpet Segment		Ceramic Segment		Laminate and Wood Segment
Primary Purpose	Owned	Leased	Owned	Leased	Owned	Leased
Manufacturing	15.8	—	11.9	0.5	11.5	0.6
Selling and Distribution	3.7	5.1	1.7	8.0	0.1	0.4
Other	0.6	—	2.5	0.6	0.6	—
Total	20.1	5.1	16.1	9.1	12.2	1.0
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

In these actions, the plaintiffs, on behalf of themselves and/or a class of purchasers, seek damages allegedly suffered as a result of alleged overcharges in the price of polyurethane foam products from at least 1999 to the present. The direct purchaser class currently claims damages from all of the defendants named in the lawsuit of up to approximately $867 million which amount may be reduced further by the value of claims made by plaintiffs that opt out of the class. Any damages actually awarded at trial are subject to being tripled under US antitrust laws. The amount of damages in the remaining cases varies or has not yet been specified by the plaintiffs. Each plaintiff also seeks attorney fees, pre-judgment and post-judgment interest, court costs and injunctive relief against future violations.

In April 2011, the Company filed a motion to dismiss the class action claims brought by the direct purchasers, and in May 2011, the Company moved to dismiss the claims brought by the indirect purchasers. On July 19, 2011, the Court denied all defendants’ motions to dismiss. On April 9, 2014, the Court certified the direct and indirect purchaser classes. The Company sought permission to appeal the certification order on April 24, 2014, and the petition was denied by the U.S. Court of Appeals for the Sixth Circuit on September 29, 2014. The Company has appealed the District Court’s certification order to the United

States Supreme Court; this appeal is pending. Fact discovery in almost all cases is now complete and, in August 2014, the Company and other defendants filed motions for summary judgment against the direct purchaser class. In February 2015, the Court denied all summary judgment motions. The first trial (for the direct purchaser class action) is scheduled to begin on March 31, 2015.

In December 2011, the Company was named as a defendant in a Canadian Class action, Hi! Neighbor Floor Covering Co. Limited v. Hickory Springs Manufacturing Company, et al., filed in the Superior Court of Justice of Ontario, Canada and Options Consommateures v. Vitafoam, Inc. et.al., filed in the Superior Court of Justice of Quebec, Montreal, Canada, both of which allege similar claims against the Company as raised in the U.S. actions and seek unspecified damages and punitive damages. The Company denies all of the allegations in these actions and will vigorously defend itself. The Company has reached an agreement in principle to settle the Canadian actions, but the settlement has not yet been finalized.

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

However, on December 28, 2012, the Belgian tax authority issued assessments for the years ended December 31, 2005 and December 31, 2009, in the amounts of €46,135 and €35,567, respectively, including penalties, but excluding interest. The Company filed a formal protest during the first quarter of 2013 relating to the new assessments. In September 2013, the Belgian tax authority denied the Company's protests, and the Company has brought these two years before the Court of First Instance in Bruges.

In December 2013, the Belgian tax authority issued additional assessments related to the years ended December 31, 2006, 2007, and 2010, in the amounts of €38,817, €39,635, and €43,117, respectively, including penalties, but excluding interest. The Company filed formal protests during the first quarter of 2014, refuting the Belgian tax authority's position for each of the years assessed. In the quarter ended June 28, 2014, the Company received a formal assessment for the year ended December 31, 2008, totaling €30,131, against which the Company also submitted its formal protest. All 4 additional years have been brought before the Court of First Appeal in November 2014.

In January of 2015, the Company met with the Court of First Appeal in Bruges and agreed with the Belgium tax authorities to consolidate and argue the issues regarding the years 2005 and 2009, and apply the ruling to all of the open years (to the extent there are no additional facts/procedural arguments in the other years).

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

	Mohawk Common Stock
	High	Low
2013
First Quarter	$115.32	91.30
Second Quarter	120.70	103.74
Third Quarter	134.75	108.89
Fourth Quarter	149.01	122.74
2014
First Quarter	155.48	132.87
Second Quarter	143.50	128.54
Third Quarter	149.84	123.81
Fourth Quarter	158.58	120.37
As of February 24, 2015, there were approximately 265 holders of record of Common Stock. The Company has not paid or declared any cash dividends on shares of its Common Stock since completing its initial public offering. The Company’s policy is to retain all net earnings for the development of its business, and it does not anticipate paying cash dividends on the Common Stock in the foreseeable future. The payment of future cash dividends will be at the discretion of the Board of Directors and will depend upon the Company’s profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors.
The Company’s Board of Directors has authorized the repurchase of up to 15 million shares of the Company’s outstanding common stock. Since the inception of the program in 1999, a total of approximately 11.5 million shares have been repurchased at an aggregate cost of approximately $335.5 million. All of these repurchases have been financed through the Company’s operations and banking arrangements. For the year ended December 31, 2014, the Company repurchased approximately 2 thousand shares at an average price of $139.92 per share in connection with the exercise of stock options under the Company's 2012 Incentive Plan. The Company acquired 2 thousand shares under the plan during the third quarter of 2014.

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
	(Amounts in thousands, except price data)
August 1, 2014 - August 31, 2014	2	$139.92	—	3,478
Total	2	$139.92	—	3,478

Item 6.	Selected Financial Data
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

	As of or for the Years Ended December 31,
	2014	2013(b)	2012	2011	2010
	(In thousands, except per share data)
Statement of operations data:
Net sales	$7,803,446	7,348,754	5,787,980	5,642,258	5,319,072
Cost of sales	5,649,254	5,427,945	4,297,922	4,225,379	3,916,472
Gross profit	2,154,192	1,920,809	1,490,058	1,416,879	1,402,600
Selling, general and administrative expenses	1,381,396	1,373,878	1,110,550	1,101,337	1,088,431
Operating income	772,796	546,931	379,508	315,542	314,169
Interest expense	98,207	92,246	74,713	101,617	133,151
Other expense (income), net (a)	10,698	9,114	303	14,051	(11,630)
Earnings from continuing operations before income taxes	663,891	445,571	304,492	199,874	192,648
Income tax expense	131,637	78,385	53,599	21,649	2,713
Earnings from continuing operations	532,254	367,186	250,893	178,225	189,935
Loss from discontinued operations, net of income tax benefit of $1,050	—	(17,895)	—	—	—
Net earnings including noncontrolling interest	532,254	349,291	250,893	178,225	189,935
Less: Net earnings attributable to the noncontrolling interest	289	505	635	4,303	4,464
Net earnings attributable to Mohawk Industries, Inc.	$531,965	348,786	250,258	173,922	185,471

Basic earnings from continuing operations per share	$7.30	5.11	3.63	2.53	2.66
Basic earnings per share attributable to Mohawk Industries, Inc.	$7.30	4.86	3.63	2.53	2.66

Diluted earnings from continuing operations per share	$7.25	5.07	3.61	2.52	2.65
Diluted earnings per share attributable to Mohawk Industries, Inc.	$7.25	4.82	3.61	2.52	2.65

Balance sheet data:
Working capital (includes short-term debt)	$1,176,456	1,764,907	1,721,397	1,296,818	1,199,699
Total assets	8,285,544	8,494,177	6,303,684	6,206,228	6,098,926
Long-term debt (including current portion)	2,253,440	2,260,008	1,382,942	1,586,439	1,653,582
Total stockholders’ equity	4,422,813	4,470,306	3,719,617	3,415,785	3,271,556

(a)	In 2010, the Company received $7,730 in refunds from the U.S. government in reference to settlement of customs disputes dating back to 1986.

(b)	During 2013, the Company acquired Pergo, Marazzi and Spano as discussed in Note 2 of Notes to Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company has three reporting segments: the Carpet segment, the Ceramic segment and the Laminate and Wood segment. The Carpet segment designs, manufactures, sources and markets its floor covering product lines, including carpets, rugs, carpet pad, ceramic tile, laminate, hardwood and resilient, which it distributes primarily in North America through its network of regional distribution centers and satellite warehouses using company-operated trucks, common carrier or rail transportation. The segment’s product lines are sold through various selling channels, which include independent floor covering retailers, home centers, mass merchandisers, department stores, shop at home, buying groups, commercial dealers and commercial end users. The Ceramic segment designs, manufactures, sources and markets a broad line of ceramic tile, porcelain tile, natural stone and other products, which it distributes primarily in North America, Europe and Russia through its network of regional distribution centers and Company-operated service centers using company-operated trucks, common carriers or rail transportation. The segment’s product lines are sold through Company-operated service centers, independent distributors, home center retailers, tile and flooring retailers and contractors. The Laminate and Wood segment designs, manufactures, sources, licenses and markets laminate, hardwood flooring, roofing elements, insulation boards, MDF, chipboards and other wood products, which it distributes primarily in North America and Europe through various selling channels, which include retailers, independent distributors and home centers.
Net earnings attributable to the Company were $532.0 million, or diluted EPS of $7.25 for 2014 compared to net earnings attributable to the Company of $348.8 million, or diluted EPS of $4.82 for 2013. The increase in EPS was primarily attributable to increases in sales volume partially related to the acquisitions, improved operations productivity, lower restructuring, acquisition and integration charges, favorable net impact of price and product mix, partially offset by higher input costs and higher taxes primarily due to the geographical dispersion of earnings and losses for the comparable periods.
For the year ended December 31, 2014, the Company generated $662.2 million of cash from operating activities. As of December 31, 2014, the Company had cash and cash equivalents of $97.9 million, of which $21.1 million was in the United States and $76.8 million was in foreign countries.

Acquisitions

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

Results of Operations
Following are the results of operations for the last three years:

	For the Years Ended December 31,
	2014		2013		2012
	(In millions)
Statement of operations data:
Net sales	$7,803.4	100.0%	$7,348.8	100.0%	$5,788.0	100.0%
Cost of sales (1)	5,649.3	72.4%	5,428.0	73.9%	4,297.9	74.3%
Gross profit	2,154.1	27.6%	1,920.8	26.1%	1,490.1	25.7%
Selling, general and administrative expenses (2)	1,381.4	17.7%	1,373.9	18.7%	1,110.6	19.2%
Operating income	772.7	9.9%	546.9	7.4%	379.5	6.6%
Interest expense (3)	98.2	1.3%	92.2	1.3%	74.7	1.3%
Other expense (4)	10.7	0.1%	9.1	0.1%	0.3	—%
Earnings from continuing operations before income taxes	663.8	8.5%	445.6	6.1%	304.5	5.3%
Income tax expense	131.6	1.7%	78.4	1.1%	53.6	0.9%
Earnings from continuing operations	532.2	6.8%	367.2	5.0%	250.9	4.3%
Loss from discontinued operations, net of income tax benefit of $1,050	—	—%	(17.9)	(0.2)%	—	—%
Net earnings including noncontrolling interest	532.2	6.8%	349.3	4.8%	250.9	4.3%
Less: Net earnings attributable to the noncontrolling interest	0.3	—%	0.5	—%	0.6	—%
Net earnings attributable to Mohawk Industries, Inc.	$531.9	6.8%	$348.8	4.7%	$250.3	4.3%
(1) Cost of sales includes:
Restructuring, acquisition and integration charges	$31.2	0.4%	$49.2	0.7%	$14.8	0.3%
Acquisition inventory step-up	—	0.0%	31.0	0.4%	—	—%
(2) Selling, general and administrative expenses include:
Restructuring, acquisition and integration charges	20.4	0.3%	62.8	0.9%	3.7	0.1%
Legal Reserve	10.0	0.1%	—	—%	—	—%
(3) Interest expense includes:
Debt extinguishment costs	18.9	0.2%	—	—%	—	—%
Deferred loan cost write-off	1.1	—%	0.5	—%	—	—%
Interest on 3.85% senior notes (pre-acquisition)	—	—%	3.6	—%	—	—%
(4) Other expense (income) includes:
Loss on disposal of subsidiary	12.0	0.2%	—	—%	—	—%
Restructuring, acquisition and integration charges	—	—%	1.5	—%	—	—%

Year Ended December 31, 2014, as Compared with Year Ended December 31, 2013

Net sales

Net sales for 2014 were $7,803.4 million, reflecting an increase of $454.7 million, or 6.2%, from the $7,348.8 million reported for 2013. The increase was primarily attributable to higher sales volume of approximately $498 million and the favorable net impact of price and product mix of approximately $13 million, partially offset by the net impact of unfavorable foreign exchange rates of approximately $56 million. Of the $498 million increase in volume, approximately $328 million was attributable to the Marazzi and Spano acquisitions.

Carpet Segment—Net sales increased $27.9 million, or 0.9%, to $3,013.9 million for 2014, compared to $2,986.1 million for 2013. The increase was primarily attributable to higher volume of approximately $52 million, partially offset by the unfavorable net impact of price and product mix of approximately $24 million. The volume increases were primarily attributable to increases in residential new construction and commercial sales.

Ceramic Segment—Net sales increased $338.2 million, or 12.6%, to $3,015.3 million for 2014, compared to $2,677.1 million for 2013. The increase was primarily attributable to higher volume of approximately $358 million and the favorable net impact of price and product mix of approximately $38 million, partially offset by the net impact of unfavorable foreign exchange rates of approximately $58 million. Of the $358 million increase in volume, approximately $272 million was attributable to the Marazzi acquisition.

Laminate and Wood Segment—Net sales increased $98.3 million, or 5.5%, to $1,890.6 million for 2014, compared to $1,792.3 million for 2013. The increase was primarily attributable to higher volume of approximately $97 million and the net impact of favorable foreign exchange rates of approximately $2 million, partially offset by the unfavorable net impact of price and product mix of approximately $1 million. Of the $97 million increase in volume, approximately $55 million was attributable to the Spano acquisition while the remaining volume increases were attributable to higher sales in Europe.

Quarterly net sales and the percentage changes in net sales by quarter for 2014 versus 2013 were as follows (dollars in millions):

	2014	2013	Change
First quarter	$1,813.1	1,486.8	21.9%
Second quarter	2,048.2	1,976.3	3.6%
Third quarter	1,990.7	1,961.5	1.5%
Fourth quarter	1,951.4	1,924.2	1.4%
Total year	$7,803.4	7,348.8	6.2%

Gross profit

Gross profit for 2014 was $2,154.2 million (27.6% of net sales), an increase of $233.4 million or 12.2%, compared to gross profit of $1,920.8 million (26.1% of net sales) for 2013. As a percentage of net sales, gross profit increased 150 basis points. The increase in gross profit dollars was primarily attributable to higher sales volume of approximately $151 million that was predominately attributable to the Marazzi and Spano acquisitions, operations productivity of approximately $86 million, the fair value inventory step-up adjustment in the prior year related to the Marazzi acquisition of approximately $31 million, the favorable net impact of price and product mix of approximately $26 million, lower restructuring, acquisition and integration-related costs of approximately $18 million, partially offset by operation start-up costs of approximately $13 million, the net impact of unfavorable foreign exchange rates of approximately $15 million and higher input costs of approximately $49 million.

Selling, general and administrative expenses

Selling, general and administrative expenses for 2014 were $1,381.4 million (17.7% of net sales), compared to $1,373.9 million (18.7% of net sales) for 2013. Selling, general and administrative expenses decreased as a percentage of net sales compared to the prior year primarily due to increased sales volume. As a percentage of net sales, selling, general and administrative expenses decreased 100 basis points. The increase in selling, general and administrative expenses in dollars was primarily attributable to expenses associated with acquired businesses, partially offset by lower restructuring, acquisition and integration-related costs and improved efficiencies.

Operating income

Operating income for 2014 was $772.8 million (9.9% of net sales) reflecting an increase of $225.9 million, or 41.3%, compared to operating income of $546.9 million (7.4% of net sales) for 2013. The increase in operating income was primarily attributable to higher sales volume of approximately $89 million, increases in operations productivity of approximately $86 million, lower restructuring, acquisition and integration-related costs of approximately $60 million, inventory step-up related to the Marazzi acquisition of approximately $31 million and partially offset by higher input costs of approximately $49 million.

Carpet Segment—Operating income was $255.9 million (8.5% of segment net sales) for 2014 reflecting an increase of $46.9 million, or 22.4%, compared to operating income of $209.0 million (7.0% of segment net sales) for 2013. The increase in operating income was primarily attributable to higher operations productivity of approximately $52 million, improved efficiencies in selling, general and administrative expenses of approximately $15 million, lower restructuring costs of approximately $12 million, partially offset by higher input costs of approximately $17 million, higher provision for legal reserves of approximately $10 million and the unfavorable net impact of price and product mix of approximately $9 million.

Ceramic Segment—Operating income was $351.1 million (11.6% of segment net sales) for 2014 reflecting an increase of $141.3 million, or 67.3%, compared to operating income of $209.8 million (7.8% of segment net sales) for 2013. The increase in operating income was primarily attributable to sales volume increases of approximately $53 million, lower restructuring, acquisition and integration-related costs of approximately $33 million, inventory step-up in the prior year related to the Marazzi acquisition of approximately $31 million, improved operations productivity of approximately $32 million and the favorable net impact of price and product mix of approximately $32 million, partially offset by higher input costs of approximately $20 million.

Laminate and Wood Segment—Operating income was $194.7 million (10.3% of segment net sales) for 2014 reflecting an increase of $35.4 million, or 22.2%, compared to operating income of $159.4 million (8.9% of segment net sales) for 2013. The increase in operating income was primarily attributable to sales volume increases of approximately $29 million, lower restructuring, acquisition and integration-related costs of approximately $14 million, partially offset by higher input costs of approximately $12 million.

Interest expense

Interest expense was $98.2 million for 2014, reflecting an increase of $6.0 million compared to interest expense of $92.2 million for 2013. The increase was primarily attributable to the bond redemption premium and related fees of approximately $20 million, partially offset by lower interest rates.

Other expense

Other expense was $10.7 million for 2014, reflecting an increase of $1.6 million compared to other expense of $9.1 million for 2013. The increase was primarily attributable to the disposal of a subsidiary of approximately $12.0 million.

Income tax expense

For 2014, the Company recorded income tax expense of $131.6 million on earnings from continuing operations before income taxes of $663.9 million for an effective tax rate of 19.8%, as compared to an income tax expense of $78.4 million on earnings from continuing operations before income taxes of $445.6 million, resulting in an effective tax rate of 17.6% for 2013.

Loss from discontinued operations, net of income tax benefit

The Company did not have any gains or losses from discontinued operations in 2014 as compared to a $17.9 million loss, net of income tax benefit in 2013 as discussed in Note 4 of Notes to Consolidated Financial Statements.

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

Net cash flows provided by operating activities for 2014 were $662.2 million compared to $525.2 million provided by operating activities for 2013. The increase in cash provided by operating activities for 2014 as compared to 2013 is primarily attributable to higher earnings, lower restructuring charges, partially offset by changes in working capital.

Net cash used in investing activities for 2014 was $565.7 million compared to net cash used in investing activities of $810.0 million for 2013. The decrease was primarily attributable to acquisitions of $443.5 million in the prior year, partially offset by higher capital expenditures of $195.3 million in the current year.

Net cash used in financing activities for 2014 was $25.6 million compared to net cash used in financing activities of $106.8 million for 2013. The change in cash used in financing as compared to 2013 is primarily attributable to net proceeds from commercial paper of $302 million and $200 million in proceeds from asset securitization borrowings, partially offset by repayments of the senior notes of $254 million and $165 million of net payments of the senior credit facility.

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

The proceeds from the sale of commercial paper notes will be available for general corporate purposes. The Company used the initial proceeds from the sale of commercial paper notes to repay borrowings under its 2013 Senior Credit Facility and certain of its industrial revenue bonds. As of December 31, 2014, the amount utilized under the commercial paper program was $301.6 million with a weighted-average interest rate and maturity period of 0.70% and 52 days, respectively.

Senior Credit Facility

On September 25, 2013, the Company entered into a $1,000.0 million, 5-year, senior revolving credit facility (the "2013 Senior Credit Facility"). The 2013 Senior Credit Facility provides for a maximum of $1,000.0 million of revolving credit, including limited amounts of credit in the form of letters of credit and swingline loans and serves as a backstop to the Company's commercial paper program. The Company paid financing costs of $1.8 million in connection with its 2013 Senior Credit Facility. These costs were deferred and, along with unamortized costs of $11.4 million related to the Company’s 2011 Credit Facility, are being amortized over the term of the 2013 Senior Credit Facility.

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

The 2013 Senior Credit Facility is scheduled to mature on September 25, 2018. However, the maturity date will accelerate, resulting in the acceleration of any unamortized deferred financing costs, to October 16, 2015, if on that date any of the Company's 6.125% notes due January 15, 2016 remains outstanding and the Company has not delivered to the Administrative Agent a certificate demonstrating that, after giving pro forma effect to the repayment in cash in full on that date of all of the 6.125% notes that remain outstanding, the amount the Company would be permitted to draw under the 2013 Senior Credit Facility, together with the aggregate consolidated amount of unrestricted cash and cash equivalents of the Company, would exceed $200.0 million.  While there can be no assurance, the Company currently believes that if any of the 6.125% notes remains outstanding on October 16, 2015, the amount the Company would be permitted to draw under the 2013 Senior Credit Facility, together with the aggregate consolidated amount of the Company’s unrestricted cash and cash equivalents, will exceed $200.0 million on October 16, 2015.

As of December 31, 2014, amounts utilized under the facility included $195.7 million of borrowings and $37.4 million of standby letters of credit related to various insurance contracts and foreign vendor commitments. The Company also considers the outstanding borrowings of $301.6 million as of December 31, 2014 under its commercial paper program to be a reduction of the available capacity. Taking the commercial paper borrowings into consideration, the Company has utilized $534.6 million under the 2013 Senior Credit Facility resulting in a total of $465.4 million available under the 2013 Senior Credit Facility.

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

On August 15, 2014, the Company purchased for cash approximately $200.0 million aggregate principal amount of its outstanding 6.125% senior notes due January 15, 2016 at a price equal to 107.73% of the principal amount, resulting in a premium to redeeming noteholders of approximately $15.5 million. The premium as well as the fees of $1.1 million associated with the redemption are included in interest expense on the condensed consolidated statement of operations as at December 31, 2014.

On November 3, 2014, the Company purchased for cash approximately $54.4 million aggregate principal amount of its outstanding 6.125% senior notes due January 15, 2016 at a price equal to 106.38% of the principal amount, resulting in a premium to redeeming noteholders of approximately $3.5 million. The premium is included in interest expense on the condensed consolidated statement of operations on the condensed consolidated statement of operations as at December 31, 2014.

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

At December 31, 2014, the amount utilized under the Securitization Facility was $500.0 million.

The Company may continue, from time to time, to retire its outstanding debt through cash purchases in the open market, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amount involved may be material.

As of December 31, 2014, the Company had cash of $97.9 million, of which $76.8 million was held outside the United States. While the Company’s plans are to permanently reinvest the cash held outside the United States, the estimated cost of repatriation for the cash as of December 31, 2014 was approximately $26.9 million. The Company believes that its cash and cash equivalents on hand, cash generated from operations and availability under its 2013 Senior Credit Facility will be sufficient to meet its capital expenditure, working capital and debt servicing requirements over the next twelve months.

The Company’s Board of Directors has authorized the repurchase of up to 15 million shares of the Company’s outstanding common stock. Since the inception of the program in 1999, a total of approximately 11.5 million shares have been repurchased at an aggregate cost of approximately $335.5 million. All of these repurchases have been financed through the Company’s operations and banking arrangements. For the year ended December 31, 2014, the Company repurchased approximately 2 thousand shares at an average price of $139.92 per share in connection with the exercise of stock options under the Company's 2012 Incentive Plan. For the year ended December 31, 2013, the Company repurchased approximately 1 thousand shares at an average price of $123.16 per share in connection with the exercise of stock options under the Company's 2012 Incentive Plan.

Contractual obligations
The following is a summary of the Company’s future minimum payments under contractual obligations as of December 31, 2014 (in millions):

	Total	2015	2016	2017	2018	2019	Thereafter
Recorded Contractual Obligations:
Long-term debt, including current maturities and capital leases	$2,253.4	810.5	646.7	1.1	191.8	0.8	602.6
Unrecorded Contractual Obligations:
Interest payments on long-term debt and capital leases (1)	207.0	67.3	29.3	27.6	27.6	27.6	27.5
Operating leases	297.1	96.9	69.9	51.8	33.0	21.2	24.4
Purchase commitments (2)	581.6	88.4	53.4	53.3	55.0	25.5	306.0
Expected pension contributions (3)	2.2	2.2	—	—	—	—	—
Uncertain tax positions (4)	2.6	2.6	—	—	—	—	—
Guarantees (5)	40.1	18.5	5.3	4.1	4.1	4.1	4.1
	1,130.7	276.0	157.9	136.8	119.6	78.3	362.0
Total	$3,384.1	1,086.5	804.6	137.9	311.4	79.1	964.6

(1)
For fixed rate debt, the Company calculated interest based on the applicable rates and payment dates. For variable rate debt, the Company estimated average outstanding balances for the respective periods and applied interest rates in effect as of December 31, 2014 to these balances.

(2)	Includes commitments for natural gas, electricity and raw material purchases.

(3)
Includes the estimated pension contributions for 2015 only, as the Company is unable to estimate the pension contributions beyond 2015. The Company’s projected benefit obligation and plan assets as of December 31, 2014 were

$26.5 million and $23.2 million, respectively. The projected benefit obligation liability has not been presented in the table above due to uncertainty as to amounts and timing regarding future payments.

(4)
Excludes $27.5 million of non-current accrued income tax liabilities and related interest and penalties for uncertain tax positions. These liabilities have not been presented in the table above due to uncertainty as to amounts and timing regarding future payments.

(5)	Includes bank guarantees and letters of credit.

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

•
Accounts receivable and revenue recognition. Revenues are recognized when there is persuasive evidence of an arrangement, delivery has occurred, the price has been fixed or is determinable, and collectability can be reasonably assured. The Company provides allowances for expected cash discounts, sales allowances, returns, claims and doubtful accounts based upon historical bad debt and claims experience and periodic evaluation of specific customer accounts and the aging of accounts receivable. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. A 10% change in the Company’s allowance for discounts, returns, claims and doubtful accounts would have affected net earnings by approximately $4 million for the year ended December 31, 2014.

•
Inventories are stated at the lower of cost or market (net realizable value). Cost has been determined using the first-in first-out method (“FIFO”). Costs included in inventory include raw materials, direct and indirect labor and employee benefits, depreciation, general manufacturing overhead and various other costs of manufacturing. Market, with respect to all inventories, is replacement cost or net realizable value. Inventories on hand are compared against anticipated future usage, which is a function of historical usage, anticipated future selling price, expected sales below cost, excessive quantities and an evaluation for obsolescence. Actual results could differ from assumptions used to value obsolete inventory, excessive inventory or inventory expected to be sold below cost and additional reserves may be required. A 10% change in the Company’s reserve for excess or obsolete inventory would have affected net earnings by approximately $6 million for the year ended December 31, 2014.

•
Goodwill and other intangibles. Goodwill is tested annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. The Company considers the relationship between its market capitalization and its book value, among other factors, when reviewing for indicators of impairment. The goodwill impairment tests are based on determining the fair value of the specified reporting units based on management judgments and assumptions using the discounted cash flows and comparable company market valuation approaches. The Company has identified Carpet, Ceramic, Laminate and Wood Flooring, Laminate and Wood Chipboard and Melamine, and Laminate and Wood Roofing as its reporting units for the purposes of allocating goodwill and intangibles as well as assessing impairments. The valuation approaches are subject to key judgments and assumptions that are sensitive to change such as judgments and assumptions about appropriate sales growth rates, operating margins, weighted average cost of capital (“WACC”), and comparable company market multiples. When developing these key judgments and assumptions, the Company considers economic, operational and market conditions that could impact the fair value of the reporting unit. However, estimates are inherently uncertain and represent only management’s reasonable expectations regarding future developments. These estimates and the judgments and assumptions upon which the estimates are based will, in all likelihood, differ in some respects from actual future results. Should a significant or prolonged deterioration in economic conditions occur, such as declines in spending for new construction, remodeling and replacement activities; the inability to pass increases in the costs of raw materials and fuel on to customers; or a decline in comparable company market multiples, then key judgments and assumptions could be impacted. Generally, a decline in estimated after tax cash flows of more than 23% or a more than 15% increase in WACC or a significant or prolonged decline in market capitalization could result in an additional indication of impairment.
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
The Company conducted its annual assessment of goodwill and indefinite lived intangibles in the fourth quarter and no impairment was indicated for 2014.

•
Income taxes. The Company’s effective tax rate is based on its income, statutory tax rates and tax planning opportunities available in the jurisdictions in which it operates. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining the Company’s tax expense and in evaluating the Company’s tax positions. Deferred tax assets represent amounts available to reduce income taxes payable on taxable income in a future period. The Company evaluates the recoverability of these future tax benefits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income inherently rely on estimates, including business forecasts and other projections of financial results over an extended period of time. In the event that the Company is not able to realize all or a portion of its deferred tax assets in the future, a valuation allowance is provided. The Company would recognize such amounts through a charge to income in the period in which that determination is made or when tax law changes are enacted. The Company had valuation allowances of $300.5 million in 2014, $375.9 million in 2013 and $321.6 million in 2012. For further information regarding the Company’s valuation allowances, see Note 15 to the consolidated financial statements.

In the ordinary course of business there is inherent uncertainty in quantifying the Company’s income tax positions. The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon the Company’s evaluation of the facts, circumstances and information available as of the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information, as required by the provisions of the Financial Accounting Standards Board (“FASB”) FASB Accounting Standards Codification Topic ("ASC") 740-10. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the consolidated financial statements. As of December 31, 2014, the Company has $49.6 million accrued for uncertain tax positions. For further information regarding the Company’s uncertain tax positions, see Note 15 to the consolidated financial statements.

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

Recent Accounting Pronouncements

See Note 1(s), “Summary of Significant Accounting Policies", of our accompanying audited consolidated financial statements in Item 8 of this Annual Report on Form 10-K for a description of recent accounting pronouncements including the dates, or expected dates of adoption, and effects, or expected effects, on our disclosures, results of operations, and financial condition.

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
Seasonality

The Company is a calendar year-end company. With respect to its Carpet and Ceramic segments, its results of operations for the first quarter tend to be the weakest followed by the fourth quarter. The second and third quarters typically produce higher net sales and operating income in these segments. These results are primarily due to consumer residential spending patterns which have historically decreased during the holiday season and the first two months following. The Laminate and Wood segment’s second quarter typically produces the highest net sales and earnings followed by a moderate first and third quarter and a weaker forth quarter.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
The Company’s market risk is impacted by changes in foreign currency exchange rates, interest rates and certain commodity prices. Financial exposures to these risks are monitored as an integral part of the Company’s risk management program, which seeks to reduce the potentially adverse effect that the volatility of these markets may have on its operating results. The Company does not regularly engage in speculative transactions, nor does it regularly hold or issue financial instruments for trading purposes. The Company did not have any derivative contracts outstanding as of December 31, 2014 and 2013.
Interest Rate Risk
As of December 31, 2014, approximately 55% of the Company’s debt portfolio was comprised of fixed-rate debt and 45% was floating-rate debt. The Company believes that probable near-term changes in interest rates would not materially affect financial condition, results of operations or cash flows. The annual impact on interest expense of a one-percentage point interest rate change on the outstanding balance of our variable rate debt as of December 31, 2014 would be approximately $10,000 or $.08 to diluted EPS.

Foreign Exchange Risk

As a result of being a global enterprise, there is exposure to market risks from changes in foreign currency exchange rates, which may adversely affect the operating results and financial condition of the Company. Principal foreign currency exposures relate primarily to the euro and to a lesser extent the Russian ruble, the Mexican peso, the Canadian dollar, the Australian dollar, the British pound and the Malaysian ringgit.

The Company’s objective is to balance, where possible, non-functional currency denominated assets to non-functional currency denominated liabilities to have a natural hedge and minimize foreign exchange impacts. The Company enters into cross border transactions through importing and exporting goods to and from different countries and locations. These transactions generate foreign exchange risk as they create assets, liabilities and cash flows in currencies other than their functional currency. This also applies to services provided and other cross border agreements among subsidiaries.

The Company takes steps to minimize risks from foreign currency exchange rate fluctuations through normal operating and financing activities. The Company does not enter into any speculative positions with regard to derivative instruments.

Based on 2014 financial results for the year ended December 31, 2014, a hypothetical overall 10 percent change in the U.S. dollar against the euro and Russian ruble would have resulted in a translational adjustment of approximately $30 million.

Item 8.	Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Mohawk Industries, Inc.:
We have audited the accompanying consolidated balance sheets of Mohawk Industries, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mohawk Industries, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mohawk Industries, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Atlanta, Georgia
February 27, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Mohawk Industries, Inc.:
We have audited Mohawk Industries, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Mohawk Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, as set forth in Item 9A. of Mohawk Industries, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Mohawk Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mohawk Industries, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 27, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Atlanta, Georgia
February 27, 2015

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2014 and 2013

	2014	2013
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$97,877	54,066
Receivables, net	1,081,963	1,062,875
Inventories	1,543,313	1,572,325
Prepaid expenses	225,759	204,034
Deferred income taxes	151,784	147,534
Other current assets	31,574	44,884
Total current assets	3,132,270	3,085,718
Property, plant and equipment, net	2,703,210	2,701,743
Goodwill	1,604,352	1,736,092
Tradenames	622,691	700,592
Other intangible assets, net	79,318	111,010
Deferred income taxes and other non-current assets	143,703	159,022
	$8,285,544	8,494,177
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$851,305	127,218
Accounts payable and accrued expenses	1,104,509	1,193,593
Total current liabilities	1,955,814	1,320,811
Deferred income taxes	401,674	445,823
Long-term debt, less current portion	1,402,135	2,132,790
Other long-term liabilities	103,108	124,447
Total liabilities	3,862,731	4,023,871
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $.01 par value; 60 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 150,000 shares authorized; 81,070 and 80,841 shares issued in 2014 and 2013, respectively	811	808
Additional paid-in capital	1,598,887	1,566,985
Retained earnings	3,487,079	2,953,809
Accumulated other comprehensive income (deficit)	(429,321)	178,689
	4,657,456	4,700,291
Less treasury stock at cost; 8,157 and 8,155 shares in 2014 and 2013, respectively	239,450	239,234
Total Mohawk Industries, Inc. stockholders’ equity	4,418,006	4,461,057
Noncontrolling interest	4,807	9,249
Total stockholders' equity	4,422,813	4,470,306
	$8,285,544	8,494,177
See accompanying notes to consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012
	(In thousands, except per share data)
Net sales	$7,803,446	7,348,754	5,787,980
Cost of sales	5,649,254	5,427,945	4,297,922
Gross profit	2,154,192	1,920,809	1,490,058
Selling, general and administrative expenses	1,381,396	1,373,878	1,110,550
Operating income	772,796	546,931	379,508
Interest expense	98,207	92,246	74,713
Other expense	10,698	9,114	303
Earnings from continuing operations before income taxes	663,891	445,571	304,492
Income tax expense	131,637	78,385	53,599
Earnings from continuing operations	532,254	367,186	250,893
Loss from discontinued operations, net of income tax benefit of $1,050	—	(17,895)	—
Net earnings including noncontrolling interest	532,254	349,291	250,893
Net earnings attributable to noncontrolling interest	289	505	635
Net earnings attributable to Mohawk Industries, Inc.	$531,965	348,786	250,258

Basic earnings per share attributable to Mohawk Industries, Inc.
Income from continuing operations	$7.30	5.11	3.63
Loss from discontinued operations	—	(0.25)	—
Basic earnings per share attributable to Mohawk Industries, Inc.	$7.30	4.86	3.63
Weighted-average common shares outstanding—basic	72,837	71,773	68,988

Diluted earnings per share attributable to Mohawk Industries, Inc.
Income from continuing operations	$7.25	5.07	3.61
Loss from discontinued operations	—	(0.25)	—
Diluted earnings per share attributable to Mohawk Industries, Inc.	$7.25	4.82	3.61
Weighted-average common shares outstanding—diluted	73,363	72,301	69,306

See accompanying notes to consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012
	(in thousands)
Net earnings including noncontrolling interest	$532,254	349,291	250,893
Other comprehensive income (loss):
Foreign currency translation adjustments	(607,351)	18,185	25,685
Pension prior service cost and actuarial (loss) gain	(659)	771	(1,591)
Other comprehensive income (loss)	(608,010)	18,956	24,094
Comprehensive income (loss)	(75,756)	368,247	274,987
Comprehensive income attributable to the non-controlling interest	289	505	635
Comprehensive income (loss) attributable to Mohawk Industries, Inc.	$(76,045)	367,742	274,352

See accompanying notes to consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2014, 2013 and 2012

		Total Stockholders’ Equity
	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Deficit)	Treasury Stock		Noncontrolling Interest	Total Stockholders’ Equity
		Shares	Amount				Shares	Amount
	(In thousands)
Balances at December 31, 2011	$33,723	79,815	$798	$1,248,131	$2,354,765	$135,639	(11,034)	$(323,548)	$—	$3,415,785
Shares issued under employee and director stock plans	—	370	4	13,467	—	—	2	86	—	13,557
Stock-based compensation expense	—	—	—	14,082	—	—	—	—	—	14,082
Tax benefit from stock-based compensation	—	—	—	1,133	—	—	—	—	—	1,133
Distribution to noncontrolling interest, net of adjustments	(423)	—	—	—	—	—	—	—	—	—
Noncontrolling earnings	635	—	—	—	—	—	—	—	—	—
Purchase of noncontrolling interest	(35,000)	—	—	—	—	—	—	—	—	—
Tax effect of purchase of noncontrolling interest	1,065			708						708
Currency translation adjustment	—	—	—	—	—	25,685	—	—	—	25,685
Pension prior service cost and actuarial gain or loss					—	(1,591)				(1,591)
Net income	—	—	—	—	250,258	—	—	—	—	250,258
Balances at December 31, 2012	—	80,185	802	1,277,521	2,605,023	159,733	(11,032)	(323,462)	—	3,719,617
Marazzi acquisition	—	—	—	229,631	—	—	2,874	84,275	—	313,906
Shares issued under employee and director stock plans	—	656	6	37,583	—	—	3	(47)	—	37,542
Stock-based compensation expense	—	—	—	18,311	—	—	—	—	—	18,311
Tax benefit from stock-based compensation	—	—	—	3,939	—	—	—	—	—	3,939
Noncontrolling earnings									505	505
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	—	8,744	8,744
Foreign currency translation adjustment	—	—	—	—	—	18,185	—	—	—	18,185
Pension prior service cost and actuarial gain or loss	—	—	—	—	—	771	—	—	—	771
Net income	—	—	—	—	348,786	—	—	—	—	348,786
Balances at December 31, 2013	—	80,841	808	1,566,985	2,953,809	178,689	(8,155)	(239,234)	9,249	4,470,306
Shares issued under employee and director stock plans		229	3	(1,113)			(2)	(216)	—	(1,326)
Stock-based compensation expense				27,961					—	27,961
Tax benefit from stock-based compensation				5,054					—	5,054
Distribution of noncontrolling interest									(1,087)	(1,087)
Noncontrolling earnings									289	289
Foreign currency translation adjustment on non-controlling interests									(2,339)	(2,339)
Acquisition of noncontrolling interest					1,305				(1,305)	—
Currency translation adjustment						(607,351)			—	(607,351)
Pension prior service cost and actuarial gain or loss						(659)			—	(659)
Net income	—				531,965				—	531,965
Balances as of December 31, 2014	$—	81,070	$811	$1,598,887	$3,487,079	$(429,321)	(8,157)	$(239,450)	$4,807	$4,422,813

See accompanying notes to consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012
	(In thousands)
Cash flows from operating activities:
Net earnings	$532,254	349,291	250,893
Adjustments to reconcile net earnings to net cash provided by operating activities:
Restructuring	16,497	69,489	18,564
Loss on sale of discontinued operation	—	12,478	—
Loss on sale of subsidiary	11,954	—	—
Depreciation and amortization	345,570	308,871	280,293
Deferred income taxes	(24,026)	(62,525)	9,037
Loss on extinguishment of debt	20,001	—	—
Loss on disposal of property, plant and equipment	2,153	1,261	4,782
Stock-based compensation expense	27,961	18,311	14,082
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	(107,705)	(96,313)	10,888
Inventories	(67,016)	(20,211)	(17,079)
Accounts payable and accrued expenses	(49,204)	(23,921)	39,181
Other assets and prepaid expenses	(30,376)	(6,554)	(9,864)
Other liabilities	(15,875)	(25,014)	(13,187)
Net cash provided by operating activities	662,188	525,163	587,590
Cash flows from investing activities:
Additions to property, plant and equipment	(561,804)	(366,550)	(208,294)
Acquisitions, net of cash acquired	19	(443,466)	—
Net change in cash from sale of subsidiary	(3,867)	—	—
Investment in joint venture	—	—	(7,007)
Net cash used in investing activities	(565,652)	(810,016)	(215,301)
Cash flows from financing activities:
Payments on Senior Credit Facilities	(1,613,484)	(3,021,613)	(1,711,425)
Proceeds from Senior Credit Facilities	1,448,191	3,229,503	1,567,300
Payments on Commercial Paper	(7,424,751)	—	—
Proceeds from Commercial Paper	7,726,351	—	—
Repayment of senior notes	(254,445)	—	(336,270)
Proceeds from asset securitization borrowings	200,000	20,000	280,000
Proceeds from note issuance	—	600,000	—
Payments on other debt	(55,358)	(1,745)	(3,259)
Payments on acquired debt and other financings	(42,954)	(964,557)	—
Debt issuance costs	—	(7,669)	(1,797)
Debt extinguishment costs	(18,921)	—	—
Purchase of non-controlling interest	—	—	(35,000)
Distribution to non-controlling interest	(1,087)	—	(423)
Change in outstanding checks in excess of cash	(1,920)	(7,468)	7,890
Proceeds and net tax benefit from stock transactions	12,828	46,776	16,153
Net cash used in financing activities	(25,550)	(106,773)	(216,831)
Effect of exchange rate changes on cash and cash equivalents	(27,175)	(31,980)	10,269
Net change in cash and cash equivalents	43,811	(423,606)	165,727
Cash and cash equivalents, beginning of year	54,066	477,672	311,945
Cash and cash equivalents, end of year	$97,877	54,066	477,672

See accompanying notes to consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012
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
(b) Cash and Cash Equivalents
The Company considers investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2014, the Company had cash of $97,877 of which $76,771 was held outside the United States. As of December 31, 2013, the Company had cash of $54,066 of which $31,278 was held outside the United States.
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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

(h) Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties related to unrecognized tax benefits in income tax expense.
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
(j) Advertising Costs and Vendor Consideration
Advertising and promotion expenses are charged to earnings during the period in which they are incurred. Advertising and promotion expenses included in selling, general, and administrative expenses were $45,487 in 2014, $42,627 in 2013 and $29,175 in 2012.
Vendor consideration, generally cash, is classified as a reduction of net sales, unless specific criteria are met regarding goods or services that the vendor may receive in return for this consideration. The Company makes various payments to customers, including slotting fees, advertising allowances, buy-downs and co-op advertising. All of these payments reduce gross sales with the exception of co-op advertising. Co-op advertising is classified as a selling, general and administrative expense in accordance with ASC 605-50. Co-op advertising expenses, a component of advertising and promotion expenses, were $4,826 in 2014, $4,307 in 2013 and $6,424 in 2012.
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
The Company’s subsidiaries that operate outside the United States use their local currency as the functional currency. The functional currency is translated into U.S. Dollars for balance sheet accounts using the month end rates in effect as of the

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

balance sheet date and average exchange rate for revenue and expense accounts for each respective period. The translation adjustments are deferred as a separate component of stockholders’ equity, within accumulated other comprehensive income (deficit). Gains or losses resulting from transactions denominated in foreign currencies are included in other income or expense, within the consolidated statements of operations.
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
Dilutive common stock options are included in the diluted EPS calculation using the treasury stock method. Common stock options and unvested restricted shares (units) that were not included in the diluted EPS computation because the price was greater than the average market price of the common shares for the periods presented were 0, 0 and 891 for 2014, 2013 and 2012, respectively.
Computations of basic and diluted earnings per share from continuing operations are presented in the following table:

	2014	2013	2012
Earnings from continuing operations attributable to Mohawk Industries, Inc.	$531,965	366,681	250,258
Weighted-average common shares outstanding-basic and diluted:
Weighted-average common shares outstanding - basic	72,837	71,773	68,988
Add weighted-average dilutive potential common shares - options and RSU’s to purchase common shares, net	526	528	318
Weighted-average common shares outstanding-diluted	73,363	72,301	69,306
Earnings per share from continuing operations attributable to Mohawk Industries, Inc.
Basic	$7.30	5.11	3.63
Diluted	$7.25	5.07	3.61
(o) Stock-Based Compensation
The Company recognizes compensation expense for all share-based payments granted based on the grant-date fair value estimated in accordance with ASC 718-10, “Stock Compensation”. Compensation expense is generally recognized on a straight-line basis over the awards' estimated lives for fixed awards with ratable vesting provisions.
(p) Comprehensive Income (Loss)
Comprehensive income (loss) includes foreign currency translation of assets and liabilities of foreign subsidiaries, effects of exchange rate changes on intercompany balances of a long-term nature and pensions. The Company does not provide income taxes on currency translation adjustments, as earnings from foreign subsidiaries are considered to be indefinitely reinvested.

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
The changes in accumulated other comprehensive income (loss) by component, net of tax, for years ended December 31, 2014, 2013 and 2012 are as follows:

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

	Foreign currency translation adjustments	Pensions (1)	Total
Balance as of December 31, 2011	$134,976	663	135,639
Current period other comprehensive income (loss) before reclassifications	25,685	(1,591)	24,094
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Balance as of December 31, 2012	160,661	(928)	159,733
Current period other comprehensive income (loss) before reclassifications	18,185	771	18,956
Amounts reclassified from accumulated other comprehensive income	—	—	—
Balance as of December 31, 2013	178,846	(157)	178,689
Current period other comprehensive income (loss) before reclassifications	(607,351)	(659)	(608,010)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Balance as of December 31, 2014	$(428,505)	(816)	(429,321)

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
(r) Fiscal Year
The Company ends its fiscal year on December 31. Each of the first three quarters in the fiscal year ends on the Saturday nearest the calendar quarter end with a thirteen week fiscal quarter.
(s) Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under ASU 2014-08, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization's operations and financial results. Additionally, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income and expenses of discontinued operations. ASU 2014-08 is effective for fiscal and interim periods beginning on or after December 15, 2014. Accordingly, the Company plans to adopt the provisions of this new accounting standard at the beginning of fiscal year 2015, and is currently assessing the impact on its consolidated financial statements.

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

In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements-Going Concern" (Subtopic 205-40). This is intended to define management's responsibility to evaluate whether there is substantial doubt about an organization's

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

ability to continue as a going concern and to provide related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company's ability to continue as a going concern within one year from the date financial statements are issued. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued.  The Company does not expect that the adoption of this standard will have a material effect on its financial statements.

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
The Company funded the cash portion of the Marazzi acquisition through a combination of proceeds from the 3.85% Senior Notes, cash on hand and borrowings under the 2011 Senior Credit Facility. The Company incurred $15,660 of direct transaction costs, of which $14,199 were recorded in selling, general and administrative expenses and $1,461 were recorded in other expense for the year ended December 31, 2013.
The Marazzi acquisition positioned the Company as a global leader in ceramic tile. The addition of Marazzi allowed the Company to expand its U.S. distribution, source ceramic tile from Europe, and provide industry leading innovation and design to all of its global ceramic customers. The acquisition provides opportunities to improve performance by leveraging best practices, operational expertise, product innovation and manufacturing assets across the enterprise.

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

Intangible assets subject to amortization of $21,792 related to customer relationships have an estimated average life of 10 years. In addition to the amortizable intangible assets, there is an additional $215,357 in indefinite-lived trademark intangible assets. The goodwill of $276,586 was allocated to the Ceramic segment. The factors contributing to the recognition of the amount of goodwill are based on several strategic and synergistic benefits that are expected to be realized from the Marazzi acquisition. These benefits include opportunities to improve the Company's ceramic performance by leveraging best practices, operational expertise, product innovation and manufacturing assets across the segment. The goodwill is not expected to be deductible for tax purposes. The fair value of inventories acquired included a step-up in the value of inventories of approximately $31,041 which was charged to cost of sales during the year ended December 31, 2013.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

The following unaudited pro forma consolidated results of operations have been prepared as if the Marazzi acquisition occurred as of January 1, 2012 (amounts in thousands, except per share data):

	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Net sales:
As reported	$7,803,446	7,348,754	5,787,980
Pro forma	7,803,446	7,611,235	6,878,589

Net earnings from continuing operations attributable to Mohawk Industries, Inc.:
As reported	$531,965	366,681	250,258
Pro forma	531,965	399,313	243,760

Basic earnings per share from continuing operations attributable to Mohawk Industries, Inc.:
As reported	$7.30	5.11	3.63
Pro forma	7.30	5.51	3.39

Diluted earnings per share from continuing operations attributable to Mohawk Industries, Inc.:
As reported	$7.25	5.07	3.61
Pro forma	7.25	5.47	3.38

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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

(3) Restructuring, Acquisition and Integration-Related Costs

The Company incurs costs in connection with acquiring, integrating and restructuring acquisitions and in connection with its global cost-reduction/productivity initiatives. For example:

•
In connection with acquisition activity, the Company typically incurs costs associated with executing the transactions, integrating the acquired operations (which may include expenditures for consulting and the integration of systems and processes), and restructuring the combined company (which may include charges related to employees, assets and activities that will not continue in the combined company); and

•
In connection with the Company's cost-reduction/productivity initiatives, it typically incurs costs and charges associated with site closings and other facility rationalization actions including accelerated depreciation and workforce reductions.

Restructuring, acquisition transaction and integration-related costs consisted of the following during the year ended December 31, 2014, 2013 and 2012, respectively (in thousands):

	2014		2013		2012
Cost of sales
Restructuring costs	$19,795	(a)	36,949	(a)	14,816	(b)
Acquisition integration-related costs	11,426		12,202		—
Restructuring and integration-related costs	$31,221		49,151		14,816

Selling, general and administrative expenses
Restructuring costs	$5,684	(a)	32,540	(a)	3,748	(b)
Acquisition transaction-related costs	—		14,199		—
Acquisition integration-related costs	14,697		16,049		—
Restructuring, acquisition and integration-related costs	$20,381		62,788		3,748

(a) The restructuring costs for 2014 and 2013 primarily relate to the Company's actions taken to lower its cost structure and improve efficiencies of manufacturing and distribution operations as the Company adjusted to changing economic conditions as well as actions related to the Company's acquisition of Marazzi and Spano. In 2014 restructuring costs included accelerated depreciation of $8,962.

(b) The restructuring costs for 2012 primarily relate to the Company’s actions taken to lower its cost structure and improve efficiencies of manufacturing operations and administrative functions,

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

The restructuring activity for the twelve months ended December 31, 2014 and 2013, respectively is as follows (in thousands):

	Lease impairments	Asset write-downs	Severance	Other restructuring costs	Total
Balance as of December 31, 2012	$7,457	—	2,898	—	10,355
Provision - Carpet segment	1,320	1,024	10,777	708	13,829
Provision - Ceramic segment	—	777	9,372	11,210	21,359
Provision - Laminate and Wood segment	—	—	20,371	13,008	33,379
Provision - Corporate	—	—	922	—	922
Cash payments	(2,873)	—	(26,196)	(13,199)	(42,268)
Non-cash items	—	(1,801)	—	(11,727)	(13,528)
Balance as of December 31, 2013	5,904	—	18,144	—	24,048
Provision - Carpet segment	—	—	474	—	474
Provision - Ceramic segment	—	3,032	1,747	1,098	5,877
Provision - Laminate and Wood segment	—	8,728	3,258	7,142	19,128
Provision - Corporate	—	—	—	—	—
Cash payments	(4,163)	—	(20,586)	(7,042)	(31,791)
Non-cash items	—	(11,760)	—	(1,098)	(12,858)
Balance as of December 31, 2014	$1,741	—	3,037	100	4,878

The Company expects the remaining lease impairments, severance and other restructuring costs to be paid over the next four years.

(4) Discontinued Operations

On January 22, 2014, the Company sold a non-core sanitary ware business acquired as part of the Marazzi acquisition because the Company did not believe the business was consistent with its long-term strategy. The Company determined that the business met the definition of discontinued operations. Sales attributable to discontinued operations for the year ended December 31, 2013 were immaterial. The loss on sale of $16,569 ($15,651, net of tax) related to the disposition of the business was recorded in discontinued operations for the year ended December 31, 2013.

(5) Receivables

	December 31, 2014	December 31, 2013
Customers, trade	$1,081,493	1,076,824
Income tax receivable	12,301	7,590
Other	60,772	55,498
	1,154,566	1,139,912
Less allowance for discounts, returns, claims and doubtful accounts	72,603	77,037
Receivables, net	$1,081,963	1,062,875

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

The following table reflects the activity of allowances for discounts, returns, claims and doubtful accounts for the years ended December 31:

	Balance at beginning of year	Acquisitions	Additions charged to costs and expenses	Deductions(1)	Balance at end of year
2012	$43,705	—	180,616	186,448	37,873
2013	37,873	36,992	197,973	195,801	77,037
2014	77,037	—	252,982	257,416	72,603

(1)	Represents charge-offs, net of recoveries.

(6) Inventories
The components of inventories are as follows:

	December 31, 2014	December 31, 2013
Finished goods	$1,021,188	1,039,478
Work in process	129,471	129,080
Raw materials	392,654	403,767
Total inventories	$1,543,313	1,572,325

(7) Goodwill and Other Intangible Assets
The Company conducted its annual impairment assessment in the fourth quarter of 2014 and determined the fair values of its reporting units and trademarks exceeded their carrying values. As a result, no impairment was indicated.
The following table summarizes the components of intangible assets:
Goodwill:

	Carpet	Ceramic	Laminate and Wood	Total
Balances as of December 31, 2012
Goodwill	$199,132	1,186,913	1,327,151	2,713,196
Accumulated impairments losses	(199,132)	(531,930)	(596,363)	(1,327,425)
	—	654,983	730,788	1,385,771
Goodwill recognized during the year	—	279,083	55,095	334,178
Currency translation during the year	—	(6,184)	22,327	16,143
Balances as of December 31, 2013
Goodwill	199,132	1,459,812	1,404,573	3,063,517
Accumulated impairments losses	(199,132)	(531,930)	(596,363)	(1,327,425)
	—	927,882	808,210	1,736,092
Goodwill recognized during the year	$—	(2,497)	6,507	4,010
Currency translation during the year		(62,183)	(73,567)	(135,750)
Balances as of December 31, 2014
Goodwill	199,132	1,395,132	1,337,513	2,931,777
Accumulated impairments losses	(199,132)	(531,930)	(596,363)	(1,327,425)
	$—	863,202	741,150	1,604,352

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

During the first quarter of 2014, the Company acquired certain assets of a wood business in the Laminate and Wood segment for $303, resulting in a goodwill allocation of $5,398.

Intangible assets:

Tradenames
Indefinite life assets not subject to amortization:
Balance as of December 31, 2012	$455,503
Intangible assets acquired during the year	232,191
Currency translation during the year	12,898
Balance as of December 31, 2013	700,592
Intangible assets acquired during the year	—
Currency translation during the year	(77,901)
Balance as of December 31, 2014	$622,691

	Customer relationships	Patents	Other	Total
Intangible assets subject to amortization:
Balances as of December 31, 2012	$26,210	71,031	1,055	98,296
Intangible assets acquired during the year	21,792	15,188	—	36,980
Amortization during the year	(6,456)	(19,336)	(458)	(26,250)
Currency translation during the year	(548)	2,188	344	1,984
Balances as of December 31, 2013	40,998	69,071	941	111,010
Intangible assets acquired during the year	—	—	—	—
Amortization during the year	(6,901)	(17,700)	(123)	(24,724)
Currency translation during the year	(180)	(6,780)	(8)	(6,968)
Balances as of December 31, 2014	$33,917	$44,591	$810	$79,318

	December 31, 2014
	Cost	Acquisitions	Currency translation	Accumulated amortization	Net Value
Customer Relationships	$373,117	—	(180)	339,020	33,917
Patents	297,999	—	(6,780)	246,628	44,591
Other	1,833	—	(8)	1,015	810
Total	$672,949	$—	$(6,968)	$586,663	$79,318

	December 31, 2013
	Cost	Acquisitions	Currency translation	Accumulated amortization	Net Value
Customer Relationships	$351,873	21,792	(548)	332,119	40,998
Patents	280,623	15,188	2,188	228,928	69,071
Other	1,489	—	344	892	941
Total	$633,985	$36,980	$1,984	$561,939	$111,010

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

	Years Ended December 31,
	2014	2013	2012
Amortization expense	$24,724	26,250	57,463

Estimated amortization expense for the years ending December 31 are as follows:

2015	$20,764
2016	18,370
2017	16,874
2018	7,818
2019	4,395

(8) Property, Plant and Equipment
Following is a summary of property, plant and equipment:

	December 31, 2014	December 31, 2013
Land	$294,553	325,976
Buildings and improvements	977,411	1,059,136
Machinery and equipment	3,324,657	3,166,457
Furniture and fixtures	121,147	115,954
Leasehold improvements	63,985	60,289
Construction in progress	348,460	222,337
	5,130,213	4,950,149
Less accumulated depreciation and amortization	2,427,003	2,248,406
Net property, plant and equipment	$2,703,210	2,701,743
Additions to property, plant and equipment included capitalized interest of $9,202, $8,167 and $4,577 in 2014, 2013 and 2012, respectively. Depreciation expense was $315,840, $276,432 and $217,393 for 2014, 2013 and 2012, respectively. Included in the property, plant and equipment are capital leases with a cost of $5,477 and $7,207 and accumulated depreciation of $5,313 and $5,817 as of December 31, 2014 and 2013, respectively.

(9) Long-Term Debt

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

The proceeds from the sale of commercial paper notes will be available for general corporate purposes. The Company used the initial proceeds from the sale of commercial paper notes to repay borrowings under its 2013 Senior Credit Facility and certain of its industrial revenue bonds. As of December 31, 2014, the amount utilized under the commercial paper program was $301,600 with a weighted-average interest rate and maturity period of 0.70% and 52 days, respectively.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

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

As of December 31, 2014, amounts utilized under the facility included $195,665 of borrowings and $37,381 of standby letters of credit related to various insurance contracts and foreign vendor commitments. The Company also considers the outstanding borrowings of $301,600 as of December 31, 2014 under its commercial paper program to be a reduction of the available capacity. Taking the commercial paper borrowings into consideration, the Company has utilized $534,646 under the 2013 Senior Credit Facility resulting in a total of $465,354 available under the 2013 Senior Credit Facility.

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

On August 15, 2014, the Company purchased for cash approximately $200,000 aggregate principal amount of its outstanding 6.125% senior notes due January 15, 2016 at a price equal to 107.73% of the principal amount, resulting in a premium to redeeming noteholders of approximately $15,450 and fees of $1,080 associated with the redemption. The premium as well as the fees are included in interest expense on the condensed consolidated statement of operations as at December 31, 2014.

On November 3, 2014, the Company purchased for cash approximately $54,400 aggregate principal amount of its outstanding 6.125% senior notes due January 15, 2016 at a price equal to 106.38% of the principal amount, resulting in a premium to redeeming noteholders of approximately $3,500. The premium is included in interest expense on the condensed consolidated statement of operations as at December 31, 2014.

Accounts Receivable Securitization

On December 19, 2012, the Company entered into a three-year on-balance sheet trade accounts receivable securitization agreement (the "Securitization Facility"). On September 11, 2014, the Company made certain modifications to its Securitization Facility, which modifications, among other things, increased the aggregate borrowings available under the facility from $300,000 to $500,000 and decreased the interest margins on certain borrowings. Under the terms of the Securitization Facility, certain subsidiaries of the Company sell at a discount certain of their trade accounts receivable (the “Receivables”) to Mohawk Factoring, LLC (“Factoring”) on a revolving basis. The Company has determined that Factoring is a bankruptcy remote subsidiary, meaning that Factoring is a separate legal entity whose assets are available to satisfy the claims of the creditors of Factoring only, not the creditors of the Company or the Company’s other subsidiaries. Factoring may borrow up to $500,000 based on the amount of eligible Receivables owned by Factoring, and Factoring has granted a security interest in all of such Receivables to the third-party lending group as collateral for such borrowings.  Amounts loaned to Factoring under the Securitization Facility bear interest at commercial paper interest rates, in the case of lenders that are commercial paper conduits, or LIBOR, in the case of lenders that are not commercial paper conduits, in each case, plus an applicable margin of 0.70% per annum. Factoring also pays a commitment fee at a per annum rate of 0.35% on the unused amount of each lender’s commitment. At December 31, 2014, the amount utilized under the Securitization Facility was $500,000.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

The fair values and carrying values of our debt instruments are detailed as follows:

	December 31, 2014		December 31, 2013
	Fair Value	Carrying Value	Fair Value	Carrying Value
3.85% senior notes, payable January 31, 2023; interest payable semiannually	$603,180	600,000	569,400	600,000
6.125% notes, payable January 15, 2016; interest payable semiannually	677,833	645,555	983,700	900,000
Commercial paper	301,600	301,600	—	—
Five-year senior secured credit facility, due September 25, 2018	195,665	195,665	364,005	364,005
Securitization facility	500,000	500,000	300,000	300,000
Capital leases and other	10,620	10,620	96,003	96,003
Total debt	2,288,898	2,253,440	2,313,108	2,260,008
Less current portion of long term debt and commercial paper	851,305	851,305	127,218	127,218
Long-term debt, less current portion	$1,437,593	1,402,135	2,185,890	2,132,790

The fair values of the Company’s debt instruments were estimated using market observable inputs, including quoted prices in active markets, market indices and interest rate measurements. Within the hierarchy of fair value measurements, these are Level 2 fair values.

The aggregate maturities of long-term debt as of December 31, 2014 are as follows:

2015	$810,477
2016	646,675
2017	1,067
2018	191,792
2019	786
Thereafter	602,643
$2,253,440

(10) Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses are as follows:

	December 31, 2014	December 31, 2013
Outstanding checks in excess of cash	$16,083	18,012
Accounts payable, trade	622,360	631,732
Accrued expenses	269,668	285,560
Product warranties	29,350	35,818
Accrued interest	28,365	35,618
Accrued compensation and benefits	138,683	186,853
Total accounts payable and accrued expenses	$1,104,509	1,193,593

(11) Product Warranties
The Company warrants certain qualitative attributes of its products for up to 50 years. The Company records a provision for estimated warranty and related costs in accrued expenses, based on historical experience and periodically adjusts these provisions to reflect actual experience.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

Product warranties are as follows:

	2014	2013	2012
Balance at beginning of year	$35,818	32,930	30,144
Acquisitions	—	3,389	—
Warranty claims paid during the period	(51,941)	(52,011)	(55,314)
Pre-existing warranty accrual adjustments during the year	—	—	—
Warranty expense during the period	45,473	51,510	58,100
Balance at end of year	$29,350	35,818	32,930

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

Stock Option Plans
Additional information relating to the Company’s stock option plans follows:

	2014	2013	2012
Options outstanding at beginning of year	425	995	1,305
Options granted	—	—	83
Options exercised	(108)	(561)	(277)
Options forfeited and expired	(19)	(9)	(116)
Options outstanding at end of year	298	425	995
Options exercisable at end of year	257	343	814
Option prices per share:
Options granted during the year	$—	—	66.14
Options exercised during the year	$ 28.37-93.65	28.37-93.65	28.37-88.33
Options forfeited and expired during the year	$ 46.80-93.65	48.50-88.33	46.80-93.65
Options outstanding at end of year	$ 28.37-93.65	28.37-93.65	28.37-93.65
Options exercisable at end of year	$ 28.37-93.65	28.37-93.65	28.37-93.65
During 2014, 2013 and 2012, a total of 0, 3 and 2 shares, respectively, were awarded to the non-employee directors in lieu of cash for their annual retainers.
The Company’s Board of Directors has authorized the repurchase of up to 15,000 shares of the Company’s outstanding common stock. For the year ended December 31, 2014, the Company repurchased approximately 2 shares at an average price of $139.92 in connection with the the exercise of stock options under the Company's 2012 Incentive Plan. The Company’s purchased common stock for the years ended December 31, 2013 and 2012, of 1 and no shares, respectively. Since the inception of the program, a total of approximately 11,521 shares have been repurchased at an aggregate cost of approximately $335,455. All of these repurchases have been financed through the Company’s operations and banking arrangements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

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

	2014	2013	2012
Dividend yield	—%	—%	—%
Risk-free interest rate	—%	—%	1.0%
Volatility	—%	—%	47.1%
Expected life (years)	0	0	5
A summary of the Company’s options under the 2002, 2007 and 2012 Plans as of December 31, 2014, and changes during the year then ended is presented as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Options outstanding, December 31, 2013	425	$71.50
Granted	—	—
Exercised	(108)	79.04
Forfeited and expired	(19)	73.37
Options outstanding, December 31, 2014	298	$68.63	4.2	$25,803
Vested and expected to vest as of December 31, 2014	297	$68.64	4.2	$25,772
Exercisable as of December 31, 2014	257	$69.24	3.7	$22,140
The weighted-average grant-date fair value of an option granted during 2014, 2013 and 2012 was $0, $0 and $28.71, respectively. The total intrinsic value of options exercised during the years ended December 31, 2014, 2013, and 2012 was $6,613, $20,101 and $4,226, respectively. Total compensation expense recognized for the years ended December 31, 2014, 2013 and 2012 was $865 ($548, net of tax), $1,366 ($865, net of tax) and $2,176 ($1,378, net of tax), respectively, which was allocated to selling, general and administrative expenses. The remaining unamortized expense for non-vested compensation expense as of December 31, 2014 was $205 with a weighted average remaining life of 0.4 years.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

The following table summarizes information about the Company’s stock options outstanding as of December 31, 2014:

	Outstanding			Exercisable
Exercise price range	Number of shares	Average life	Average price	Number of shares	Average price
Under $46.80	29,412	4.6	$37.18	28,412	$36.85
$57.34-$57.34	64,495	6.2	57.34	60,495	57.34
$66.14-$66.14	79,338	7.1	66.14	43,893	66.14
$74.47-$75.10	13,750	3.0	74.57	13,750	74.57
$81.90-$81.90	50,000	0.9	81.90	50,000	81.90
$83.12-$83.90	27,200	1.1	83.48	27,200	83.48
$86.51-$86.51	500	1.2	86.51	500	86.51
$83.12-$88.33	23,575	0.2	88.33	23,575	88.33
$89.46-$89.46	500	0.5	89.46	500	89.46
$93.65-$93.65	8,750	2.1	93.65	8,750	93.65
Total	297,520	4.2	$68.63	257,075	$69.24

Restricted Stock Plans
A summary of the Company’s RSUs under the 2007 and 2012 Plans as of December 31, 2014, and changes during the year then ended is presented as follows:

	Shares	Weighted average price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Restricted Stock Units outstanding, December 31, 2013	733	$78.62
Granted	189	144.75
Released	(189)	143.89
Forfeited	(8)	51.32
Restricted Stock Units outstanding, December 31, 2014	725	$77.84	1.8	$112,574
Expected to vest as of December 31, 2014	691		1.7	$107,322
The Company recognized stock-based compensation costs related to the issuance of RSUs of $27,096 ($17,165, net of taxes), $16,945 ($10,735, net of taxes) and $11,887 ($7,530, net of taxes) for the years ended December 31, 2014, 2013 and 2012, respectively, which has been allocated to selling, general and administrative expenses. Pre-tax unrecognized compensation expense for unvested RSUs granted to employees, net of estimated forfeitures, was $29,738 as of December 31, 2014, and will be recognized as expense over a weighted-average period of approximately 2.17 years.
Additional information relating to the Company’s RSUs under the 2007 and 2012 Plans is as follows:

	2014	2013	2012
Restricted Stock Units outstanding, January 1	733	605	495
Granted	189	301	260
Released	(189)	(152)	(140)
Forfeited	(8)	(21)	(10)
Restricted Stock Units outstanding, December 31	725	733	605
Expected to vest as of December 31	691	683	551

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

(13) Employee Benefit Plans
The Company has a 401(k) retirement savings plan (the “Mohawk Plan”) open to substantially all U.S. and Puerto Rico based employees who have completed 90 days of eligible service. The Company contributes $.50 for every $1.00 of employee contributions up to a maximum of 6% of the employee’s salary based upon each individual participants election. Employee and employer contributions to the Mohawk Plan were $42,681 and $17,654 in 2014, $38,632 and $15,994 in 2013 and $35,986 and $15,046 in 2012, respectively.
The Company also has various pension plans covering employees in Belgium, France, and the Netherlands (the “Non-U.S. Plans”) within the Laminate and Wood segment. Benefits under the Non-U.S. Plans depend on compensation and years of service. The Non-U.S. Plans are funded in accordance with local regulations. For 2014, the Company determined that the Belgian pension plan no longer qualified as a defined benefit plan. As a result, the activity for the Belgian pension plan has not been included in the following reported results for the year ended December 31, 2014. The Company uses December 31 as the measurement date for its Non-U.S. Plans.
Components of the net periodic benefit cost of the Non-U.S. Plans are as follows:

	2014	(a)	2013	2012
Service cost of benefits earned	$591		2,450	1,870
Interest cost on projected benefit obligation	796		1,285	1,367
Expected return on plan assets	(695)		(1,094)	(1,192)
Amortization of actuarial loss (gain)	11		13	(10)
Effect of curtailments and settlements	(19)		—	—
Net pension expense	$684		2,654	2,035
Assumptions used to determine net periodic pension expense for the Non-U.S. Plans:

	2014	(a)	2013
Discount rate	3.50%		3.25%
Expected rate of return on plan assets	3.27%		3.27%
Rate of compensation increase	2.00%-4.00%		2.00%-4.00%
Underlying inflation rate	2.00%		2.00%

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

The obligations, plan assets and funding status of the Non-U.S. Plans were as follows:

	2014	(a)	2013
Change in benefit obligation:
Projected benefit obligation at end of prior year	$23,192		37,551
Cumulative foreign exchange effect	(2,822)		1,813
Service cost	591		2,450
Interest cost	796		1,285
Plan participants contributions	180		886
Actuarial loss	5,240		(2,952)
Benefits paid	(640)		(1,337)
Prior service cost	29		(7)
Effect of curtailment and settlement	(22)		—
Projected benefit obligation at end of year	$26,544		39,689
Change in plan assets:
Fair value of plan assets at end of prior year	$20,664		32,558
Cumulative foreign exchange effect	(2,464)		1,444
Actual return on plan assets	4,995		(940)
Employer contributions	489		2,114
Benefits paid	(640)		(1,337)
Plan participant contributions	180		886
Fair value of plan assets at end of year	$23,224		34,725
Funded status of the plans:
Ending funded status	$(3,320)		(4,964)
Net amount recognized in consolidated balance sheets:
Accrued benefit liability (non-current liability)	$(3,320)		(4,964)
Accumulated other comprehensive income	1,450		157
Net amount recognized	$(1,870)		(4,807)
(a) Belgian pension plan has not been included in the reported results for the year ended December 31, 2014.
The Company’s net amount recognized in other comprehensive income related to actuarial gains (losses) was $(659), $771 and $(1,591) for the years ended December 31, 2014, 2013 and 2012, respectively.
Assumptions used to determine the projected benefit obligation for the Non-U.S. Plans were as follows:

	2014	(a)	2013
Discount rate	2.25%		3.50%
Rate of compensation increase	2.00%-4.00%		2.00%-4.00%
Underlying inflation rate	1.80%		2.00%
(a) Belgian pension plan has not been included in the reported results for the year ended December 31, 2014.
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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

	Non-U.S. Plans
	December 31, 2014	(a)	December 31, 2013
Plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$23,570		21,579
Accumulated benefit obligation	22,020		20,302
Fair value of plan assets	20,321		18,934
Plans with plan assets in excess of accumulated benefit obligations:
Projected benefit obligation	$2,974		18,110
Accumulated benefit obligation	2,880		15,554
Fair value of plan assets	2,902		15,791
(a) Belgian pension plan has not been included in the reported results for the year ended December 31, 2014.
Estimated future benefit payments for the Non-U.S. Plans are as follows:

2015	$636
2016	628
2017	630
2018	645
2019	718
Thereafter	4,159
             The Company expects to make cash contributions of $489 to the Non-U.S. Plans in 2015.
The fair value of the Non-U.S. Plans' investments were estimated using market observable data. Within the hierarchy of fair value measurements, these investments represent Level 2 fair values. The fair value and percentage of each asset category of the total investments held by the plans as of December 31, 2014 and 2013 were as follows:

	2014	2013
Non-U.S. Plans:
Insurance contracts (100%)	$23,224	34,725
The Company’s approach to developing its expected long-term rate of return on pension plan assets combines an analysis of historical investment performance by asset class, the Company’s investment guidelines and current and expected economic fundamentals.

(14) Other Expense (Income)
Following is a summary of other expense (income):

	2014	2013	2012
Foreign currency losses (gains)	$6,869	9,531	(5,599)
All other, net	3,829	(417)	5,902
Total other expense	$10,698	9,114	303

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

(15) Income Taxes
Following is a summary of earnings from continuing operations before income taxes for United States and foreign operations:

	2014	2013	2012
United States	$331,553	288,627	164,122
Foreign	332,338	156,944	140,370
Earnings before income taxes	$663,891	445,571	304,492
Income tax expense (benefit) from continuing operations for the years ended December 31, 2014, 2013 and 2012 consists of the following:

	2014	2013	2012
Current income taxes:
U.S. federal	$100,826	84,686	26,204
State and local	13,686	9,774	4,583
Foreign	41,151	46,450	13,775
Total current	155,663	140,910	44,562
Deferred income taxes:
U.S. federal	31,052	5,280	31,106
State and local	(3,473)	(5,720)	4,704
Foreign	(51,605)	(62,085)	(26,773)
Total deferred	(24,026)	(62,525)	9,037
Total	$131,637	78,385	53,599
Income tax expense (benefit) attributable to earnings from continuing operations before income taxes differs from the amounts computed by applying the U.S. statutory federal income tax rate to earnings from continuing operations before income taxes as follows:

	2014	2013	2012
Income taxes at statutory rate	$232,362	155,950	106,572
State and local income taxes, net of federal income tax benefit	9,239	9,317	6,004
Foreign income taxes	(89,385)	(80,937)	(66,538)
Change in valuation allowance	(6,482)	(1,846)	5,703
Tax contingencies and audit settlements	(7,882)	(4,076)	(3,598)
Other, net	(6,215)	(23)	5,456
	$131,637	78,385	53,599

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2014 and 2013 are presented below:

	2014	2013
Deferred tax assets:
Accounts receivable	$12,454	17,346
Inventories	53,120	50,423
Employee benefits	58,461	55,479
Accrued expenses and other	62,287	72,582
Deductible state tax and interest benefit	7,067	7,927
Intangibles	62,079	92,164
Federal, foreign and state net operating losses and credits	432,906	438,272
Gross deferred tax assets	688,374	734,193
Valuation allowance	(300,472)	(375,859)
Net deferred tax assets	387,902	358,334
Deferred tax liabilities:
Inventories	(4,224)	(11,140)
Plant and equipment	(422,350)	(413,989)
Intangibles	(194,717)	(208,159)
Other liabilities	(19,564)	(25,387)
Gross deferred tax liabilities	(640,855)	(658,675)
Net deferred tax liability (1)	$(252,953)	(300,341)

(1)
This amount includes $6,027 and $9,183 of non-current deferred tax assets which are in deferred income taxes and other non-current assets and $9,090 and $11,235 current deferred tax liabilities which are included in accounts payable and accrued expenses in the consolidated balance sheets as of December 31, 2014 and 2013, respectively.

The Company evaluates its ability to realize the tax benefits associated with deferred tax assets by analyzing its forecasted taxable income using both historic and projected future operating results, the reversal of existing temporary differences, taxable income in prior carry-back years (if permitted) and the availability of tax planning strategies. The valuation allowance as of December 31, 2014, and 2013 is $300,472 and $375,859 , respectively. The valuation allowance as of December 31, 2014 relates to the net deferred tax assets of certain of the Company’s foreign subsidiaries as well as certain state net operating losses and tax credits. The total change in the 2014 valuation allowance was a decrease of $75,387 which includes ($39,243) related to foreign currency translation and ($61,148) related to the disposal of a subsidiary. The total change in the 2013 valuation allowance was an increase of $54,274, which includes $12,471 related to foreign currency translation.
Management believes it is more likely than not that the Company will realize the benefits of its deferred tax assets, net of valuation allowances, based upon the expected reversal of deferred tax liabilities and the level of historic and forecasted taxable income over periods in which the deferred tax assets are deductible.
As of December 31, 2014, the Company has state net operating loss carry forwards and state tax credits with potential tax benefits of $65,041, net of federal income tax benefit; these carry forwards expire over various periods based on taxing jurisdiction. A valuation allowance totaling $51,987 has been recorded against these state deferred tax assets as of December 31, 2014. In addition, as of December 31, 2014, the Company has net operating loss carry forwards in various foreign jurisdictions with potential tax benefits of $367,864. A valuation allowance totaling $189,883 has been recorded against these deferred tax assets as of December 31, 2014.
The Company does not provide for U.S. federal and state income taxes on the cumulative undistributed earnings of its foreign subsidiaries because such earnings are deemed to be permanently reinvested. As of December 31, 2014, the Company had not provided federal income taxes on earnings of approximately $1,385,000 from its foreign subsidiaries. Should these earnings be distributed in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes in various foreign jurisdictions. These taxes may be partially offset by U.S. foreign tax credits. Determination of the amount

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

of the unrecognized deferred U.S. tax liability is not practical because of the complexities associated with this hypothetical calculation.

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

As of December 31, 2014, the Company’s gross amount of unrecognized tax benefits is $49,599, excluding interest and penalties. If the Company were to prevail on all uncertain tax positions, $22,490 of the unrecognized tax benefits would affect the Company’s effective tax rate, exclusive of any benefits related to interest and penalties.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2014	2013
Balance as of January 1	$56,545	53,835
Additions based on tax positions related to the current year	3,424	3,840
Additions for tax positions of prior years	219	15,275
Reductions for tax positions of prior years	—	(5,736)
Reductions resulting from the lapse of the statute of limitations	(4,925)	(6,075)
Settlements with taxing authorities	(919)	(4,594)
Effects of foreign currency translation	(4,745)	—
Balance as of December 31	$49,599	56,545
The Company will continue to recognize interest and penalties related to unrecognized tax benefits as a component of its income tax provision. As of December 31, 2014 and 2013, the Company has $9,409 and $13,890, respectively, accrued for the payment of interest and penalties, excluding the federal tax benefit of interest deductions where applicable. During the years ending December 31, 2014 , 2013 and 2012, the Company accrued interest and penalties through the consolidated statements of operations of $(3,579), $74 and $(1,585), respectively.
The Company believes that its unrecognized tax benefits could decrease by $14,746 within the next twelve months. The Company has effectively settled all Federal income tax matters related to years prior to 2010. Various other state and foreign income tax returns are open to examination for various years.

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

However, on December 28, 2012, the Belgian tax authority issued assessments for the years ended December 31, 2005 and December 31, 2009, in the amounts of €46,135 and €35,567, respectively, including penalties, but excluding interest. The Company filed a formal protest during the first quarter of 2013 relating to the new assessments. In September 2013, the Belgian tax authority denied the Company's protests, and the Company has brought these two years before the Court of First Instance in Bruges.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

In December 2013, the Belgian tax authority issued additional assessments related to the years ended December 31, 2006, 2007, and 2010, in the amounts of €38,817, €39,635, and €43,117, respectively, including penalties, but excluding interest. The Company filed formal protests during the first quarter of 2014, refuting the Belgian tax authority's position for each of the years assessed. In the quarter ended June 28, 2014, the Company received a formal assessment for the year ended December 31, 2008, totaling €30,131, against which the Company also submitted its formal protest. All 4 additional years have been brought before the Court of First Appeal in November 2014.

In January of 2015, the Company met with the Court of First Appeal in Bruges and agreed with the Belgium tax authorities to consolidate and argue the issues regarding the years 2005 and 2009, and apply the ruling to all of the open years (to the extent there are no additional facts/procedural arguments in the other years).

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

(16) Commitments and Contingencies
The Company is obligated under various operating leases for office and manufacturing space, machinery, and equipment. Future minimum lease payments under non-cancelable capital and operating leases (with initial or remaining lease terms in excess of one year) as of December 31:

	Capital	Operating	Total Future Payments
2015	$441	96,873	97,314
2016	448	69,875	70,323
2017	323	51,811	52,134
2018	26	32,985	33,011
2019	10	21,164	21,174
Thereafter	—	24,404	24,404
Total payments	1,248	297,112	298,360
Less amount representing interest	103
Present value of capitalized lease payments	$1,145

Rental expense under operating leases was $114,529, $116,541 and $97,587 in 2014, 2013 and 2012, respectively.

The Company had approximately $37,381 and $47,713 in standby letters of credit for various insurance contracts and commitments to foreign vendors as of December 31, 2014 and 2013, respectively that expire within two years.

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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

In these actions, the plaintiffs, on behalf of themselves and/or a class of purchasers, seek damages allegedly suffered as a result of alleged overcharges in the price of polyurethane foam products from at least 1999 to the present. The direct purchaser class currently claims damages from all of the defendants named in the lawsuit of up to approximately $867,400 which amount will be reduced by the value of claims made by plaintiffs that opt out of the class. Any damages actually awarded at trial are subject to being tripled under US antitrust laws. The amount of damages in the remaining cases varies or has not yet been specified by the plaintiffs. Each plaintiff also seeks attorney fees, pre-judgment and post-judgment interest, court costs and injunctive relief against future violations.

In April 2011, the Company filed a motion to dismiss the class action claims brought by the direct purchasers, and in May 2011, the Company moved to dismiss the claims brought by the indirect purchasers. On July 19, 2011, the Court denied all defendants’ motions to dismiss. On April 9, 2014, the Court certified the direct and indirect purchaser classes. The Company sought permission to appeal the certification order on April 24, 2014, and the petition was denied by the U.S. Court of Appeals for the Sixth Circuit on September 29, 2014. The Company has appealed the District Court’s certification order to the United States Supreme Court; this appeal is pending. Fact discovery in almost all cases is now complete and, in August 2014, the Company and other defendants filed motions for summary judgment against the direct purchaser class. In February 2015, the Court denied all summary judgment motions. The first trial (for the direct purchaser class action) is scheduled to begin on March 31, 2015.

In December 2011, the Company was named as a defendant in a Canadian Class action, Hi! Neighbor Floor Covering Co. Limited v. Hickory Springs Manufacturing Company, et al., filed in the Superior Court of Justice of Ontario, Canada and Options Consommateures v. Vitafoam, Inc. et.al., filed in the Superior Court of Justice of Quebec, Montreal, Canada, both of which allege similar claims against the Company as raised in the U.S. actions and seek unspecified damages and punitive damages. The Company denies all of the allegations in these actions and will vigorously defend itself. The Company has reached an agreement in principle to settle the Canadian actions, but the settlement has not yet been finalized.

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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

(17) Consolidated Statements of Cash Flows Information
Supplemental disclosures of cash flow information are as follows:

	2014	2013	2012
Net cash paid (received) during the years for:
Interest	$109,451	86,173	80,985
Income taxes	$148,991	137,650	43,650

Supplemental schedule of non-cash investing and financing activities:
Fair value of net assets acquired in acquisition	$7,267	1,714,462	—
Noncontrolling interest of assets acquired	—	(14,577)	—
Liabilities assumed in acquisition	(7,286)	(942,513)	—
Shares issued for acquisitions	—	(313,906)	—
	$(19)	$443,466	—

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
Amounts disclosed for each segment are prior to any elimination or consolidation entries. Corporate general and administrative expenses attributable to each segment are estimated and allocated accordingly. Segment performance is evaluated based on operating income. No single customer accounted for more than 10% of net sales for the years ended December 31, 2014, 2013 or 2012.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

Segment information is as follows:

	2014	2013	2012
Net sales:
Carpet	$3,013,948	2,986,096	2,912,055
Ceramic	3,015,279	2,677,058	1,616,383
Laminate and Wood	1,890,567	1,792,260	1,350,349
Intersegment sales	(116,348)	(106,660)	(90,807)
	$7,803,446	7,348,754	5,787,980
Operating income (loss):
Carpet	$255,938	209,023	158,196
Ceramic	351,113	209,825	120,951
Laminate and Wood	194,734	159,365	126,409
Corporate and intersegment eliminations	(28,989)	(31,282)	(26,048)
	$772,796	546,931	379,508
Depreciation and amortization:
Carpet	$99,407	94,314	95,648
Ceramic	120,121	97,126	41,176
Laminate and Wood	115,360	105,907	132,183
Corporate	10,682	11,524	11,286
	$345,570	308,871	280,293
Capital expenditures (excluding acquisitions):
Carpet	$228,590	158,690	97,972
Ceramic	192,642	110,750	49,426
Laminate and Wood	131,296	88,293	56,605
Corporate	9,276	8,817	4,291
	$561,804	366,550	208,294
Assets:
Carpet	$1,986,081	1,786,085	1,721,214
Ceramic	3,542,594	3,787,785	1,731,258
Laminate and Wood	2,542,566	2,716,759	2,672,389
Corporate and intersegment eliminations	214,303	203,548	178,823
	$8,285,544	8,494,177	6,303,684
Geographic net sales:
North America	$5,547,867	5,512,182	4,798,804
Rest of world	2,255,579	1,836,572	989,176
	$7,803,446	7,348,754	5,787,980
Long-lived assets (1):
North America	$2,513,977	2,332,296	1,968,561
Rest of world	1,793,585	2,105,539	1,110,062
	$4,307,562	4,437,835	3,078,623
Net sales by product categories (2):
Soft surface	$2,764,370	2,756,627	2,696,462
Tile	3,087,895	2,744,289	1,676,971
Laminate and wood	1,951,181	1,847,838	1,414,547
	$7,803,446	7,348,754	5,787,980

(1)	Long-lived assets are composed of property, plant and equipment, net, and goodwill.

(2)
The Soft surface product category includes carpets, rugs, carpet pad and resilient. The Tile product category includes ceramic tile, porcelain tile and natural stone. The Laminate and wood product category includes laminate, hardwood, roofing elements, insulation boards, MDF, chipboards, other wood-based products and licensing.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

(19) Quarterly Financial Data (Unaudited)
The supplemental quarterly financial data are as follows:

	Quarters Ended
	March 29, 2014	June 28, 2014	September 27, 2014	December 31, 2014
Net sales	$1,813,095	2,048,247	1,990,658	1,951,446
Gross profit	481,355	574,812	556,422	541,603
Net earnings	81,081	152,750	151,266	146,868
Basic earnings per share	1.11	2.10	2.08	2.01
Diluted earnings per share	1.11	2.08	2.06	2.00

	Quarters Ended
	March 30, 2013	June 29, 2013	September 28, 2013	December 31, 2013
Net sales	$1,486,815	1,976,299	1,961,536	1,924,104
Gross profit	377,066	514,056	516,890	512,797
Net earnings	50,495	84,572	119,068	94,651
Basic earnings per share	0.73	1.17	1.64	1.30
Diluted earnings per share	0.72	1.16	1.63	1.29

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures
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

The Company's management assessed the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included an assessment of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

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

The information required by this item is incorporated by reference to information contained in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders under the following headings: “Election of Directors—Director, Director Nominee and Executive Officer Information,” “—Nominees for Director,” “—Continuing Directors,” “—Executive Officers,” “—Meetings and Committees of the Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Audit Committee” and “Corporate Governance.” The Company has adopted the Mohawk Industries, Inc. Standards of Conduct and Ethics, which applies to all of its directors, officers and employees. The standards of conduct and ethics are publicly available on the Company’s website at http://www.mohawkind.com and will be made available in print to any stockholder who requests them without charge. If the Company makes any substantive amendments to the standards of conduct and ethics, or grants any waiver, including any implicit waiver, from a provision of the standards required by regulations of the Commission to apply to the Company’s chief executive officer, chief financial officer or chief accounting officer, the Company will disclose the nature of the amendment or waiver on its website. The Company may elect to also disclose the amendment or waiver in a report on Form 8-K filed with the SEC. The Company has adopted the Mohawk Industries, Inc. Board of Directors Corporate Governance Guidelines, which are publicly available on the Company’s website and will be made available to any stockholder who requests it.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to information contained in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders under the following headings: “Compensation, Discussion and Analysis,” “Executive Compensation and Other Information—Summary Compensation Table,” “—Grants of Plan Based Awards,” “—Outstanding Equity Awards at Fiscal Year End,” “—Option Exercises and Stock Vested,” “—Nonqualified Deferred Compensation,” “—Certain Relationships and Related Transactions,” “—Compensation Committee Interlocks and Insider Participation,” “—Compensation Committee Report” and “Director Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to information contained in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders under the following headings: “Executive Compensation and Other Information—Equity Compensation Plan Information,” and “—Principal Stockholders of the Company.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to information contained in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders under the following heading: “Election of Directors—Meetings and Committees of the Board of Directors,” and “Executive Compensation and Other Information—Certain Relationships and Related Transactions.”

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to information contained in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders under the following heading: “Audit Committee—Principal Accountant Fees and Services” and “Election of Directors—Meetings and Committees of the Board of Directors.”

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

*10.7
Amendment No. 2 to Credit and Security Agreement and Waiver, dated as of April 11, 2014, by and among Mohawk Factoring, LLC, Mohawk Servicing, LLC, the lenders party hereto, the liquidity banks party hereto, the co-agents party hereto and SunTrust Bank, as administrative agent (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2014).

*10.8
Amendment No. 3 to Credit and Security Agreement and Omnibus Amendment, dated as of September 11, 2014, by and among Mohawk Factoring, LLC, Mohawk Servicing, LLC, the lenders party hereto, the liquidity banks party hereto, the co-agents party hereto and SunTrust Bank, as administrative agent (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2014).

*10.9
Receivables Purchase and Sale Agreement, dated December 19, 2012, by and among Mohawk Carpet Distribution, Inc., and Dal-Tile Distribution, Inc., as originators, and Mohawk Factoring, LLC, as buyer (Incorporated herein by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K dated December 21, 2012.)

*10.10
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

*10.11
Amendment No. 1 to Credit Agreement dated as of October 10, 2013 by and among the Company and certain of its subsidiaries, as Borrowers, Wells Fargo Bank, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the other lenders party thereto (Incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q dated November 4, 2013.)

*10.12
Share Purchase Agreement, dated January 13, 2015, by and among Mohawk Industries, Inc., Unilin BVBA, Enterhold S.A., International Flooring Systems S.A. and, for certain limited purposes, Filiep Balcaen, an individual resident of Belgium (Incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 16, 2015).

Exhibits Related to Executive Compensation Plans, Contracts and other Arrangements:

*10.13
Service Agreement dated February 24, 2009, by and between Unilin Industries BVBA and BVBA “F. De Cock Management” (Incorporated by reference to the Company’s Current Report on Form 8-K dated February 24, 2009.)

*10.14
Service Agreement dated February 9, 2009, by and between Unilin Industries BVBA and Comm. V. “Bernard Thiers” (Incorporated herein by reference to Exhibit 10.7 in the Company's Annual Report on Form 10-K (File No. 001-13697) for the fiscal year ended December 31, 2009.)

*10.15
Second Amended and Restated Employment Agreement, dated as of November 4, 2009, by and between the Company and W. Christopher Wellborn (Incorporated by reference to the Company’s Current Report on Form 8-K dated November 4, 2009.)

*10.16
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

*10.18
The Mohawk Industries, Inc. Senior Management Deferred Compensation Plan (Incorporated herein by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K (File No. 001-13697) for the fiscal year ended December 31, 2010.)

*10.19
Mohawk Industries, Inc. 1997 Non-Employee Director Stock Compensation Plan (Amended and Restated as of January 1, 2009) (Incorporated herein by reference to Exhibt 10.32 in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2008.)

*10.20	Mohawk Industries, Inc. 2012 Non-Employee Director Stock Compensation Plan (Incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q dated August 3, 2012.)

*10.21
Mohawk Industries, Inc. 2012 Non-Employee Director Stock Compensation Plan Amendment, approved October 23, 2013 (Incorporated herein by reference to Exhibit 10.18 in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2013.)

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

*10.24
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

Mohawk Industries, Inc.

February 27, 2015	By:	/s/ JEFFREY S. LORBERBAUM
Jeffrey S. Lorberbaum,
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 27, 2015	/s/ JEFFREY S. LORBERBAUM
Jeffrey S. Lorberbaum,
Chairman and Chief Executive Officer (principal executive officer)

February 27, 2015	/s/ FRANK H. BOYKIN
Frank H. Boykin,
Chief Financial Officer and Vice President-Finance (principal financial officer)

February 27, 2015	/s/ JAMES F. BRUNK
James F. Brunk,
Vice President and Corporate Controller (principal accounting officer)

February 27, 2015	/s/ BRUCE C. BRUCKMANN
Bruce C. Bruckmann, Director

February 27, 2015	/s/ FRANS DE COCK
Frans De Cock, Director

February 27, 2015	/s/ JOHN F. FIEDLER
John F. Fiedler, Director

February 27, 2015	/s/ RICHARD C. ILL
Richard C. Ill, Director

February 27, 2015	/s/ JOSEPH A. ONORATO
Joseph A. Onorato, Director

February 27, 2015	/s/ William Henry Runge, III
William Henry Runge, III Director

February 27, 2015	/s/ KAREN A. SMITH BOGART
Karen A. Smith Bogart, Director

February 27, 2015	/s/ W. CHRISTOPHER WELLBORN
W. Christopher Wellborn, Director