Form 10-Q
period 2015-04-04
MOHAWK INDUSTRIES INC
filed 2015-05-08
CIK 851968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________
[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s common stock as of May 6, 2015, the latest practicable date, is as follows: 73,090,554 shares of common stock, $.01 par value.

MOHAWK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

 MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	April 4, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$107,041	97,877
Receivables, net	1,158,858	1,081,963
Inventories	1,505,632	1,543,313
Prepaid expenses	247,494	225,759
Deferred income taxes	147,027	151,784
Other current assets	37,767	31,574
Total current assets	3,203,819	3,132,270
Property, plant and equipment	5,057,081	5,130,213
Less: accumulated depreciation	2,438,448	2,427,003
Property, plant and equipment, net	2,618,633	2,703,210
Goodwill	1,553,155	1,604,352
Tradenames	592,038	622,691
Other intangible assets subject to amortization, net	69,808	79,318
Deferred income taxes and other non-current assets	247,169	143,703
	$8,284,622	8,285,544

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and commercial paper	$1,806,175	851,305
Accounts payable and accrued expenses	1,085,805	1,104,509
Total current liabilities	2,891,980	1,955,814
Deferred income taxes	394,312	401,674
Long-term debt, less current portion	606,080	1,402,135
Other long-term liabilities	168,455	103,108
Total liabilities	4,060,827	3,862,731
Commitments and contingencies (Notes 7 and 13)
Stockholders’ equity:
Preferred stock, $.01 par value; 60 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 150,000 shares authorized; 81,247 and 81,070 shares issued in 2015 and 2014, respectively	812	811
Additional paid-in capital	1,604,149	1,598,887
Retained earnings	3,509,814	3,487,079
Accumulated other comprehensive (loss)	(655,394)	(429,321)
	4,459,381	4,657,456
Less treasury stock at cost; 8,157 shares in 2015 and 2014	239,450	239,450
Total Mohawk Industries, Inc. stockholders' equity	4,219,931	4,418,006
Noncontrolling interest	3,864	4,807
Total stockholders' equity	4,223,795	4,422,813
	$8,284,622	8,285,544
See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	April 4, 2015	March 29, 2014
Net sales	$1,881,177	1,813,095
Cost of sales	1,369,234	1,331,740
Gross profit	511,943	481,355
Selling, general and administrative expenses	468,169	350,620
Operating income	43,774	130,735
Interest expense	16,449	22,096
Other (income) expense, net	(1,083)	4,890
Earnings from continuing operations before income taxes	28,408	103,749
Income tax expense	5,904	22,696
Net earnings including noncontrolling interest	22,504	81,053
Net income (loss) attributable to noncontrolling interest	158	(28)
Net earnings attributable to Mohawk Industries, Inc.	$22,346	81,081

Basic earnings per share attributable to Mohawk Industries, Inc.
Basic earnings per share attributable to Mohawk Industries, Inc.	$0.31	1.11
Weighted-average common shares outstanding—basic	72,988	72,742

Diluted earnings per share attributable to Mohawk Industries, Inc.
Diluted earnings per share attributable to Mohawk Industries, Inc.	$0.30	1.11
Weighted-average common shares outstanding—diluted	73,530	73,282
See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended
	April 4, 2015	March 29, 2014
Net earnings including noncontrolling interest	$22,504	81,053
Other comprehensive income (loss):
Foreign currency translation adjustments	(226,159)	(63,082)
Pension prior service cost and actuarial gain	86	2
Other comprehensive (loss)	(226,073)	(63,080)
Comprehensive income (loss)	(203,569)	17,973
Comprehensive income (loss) attributable to the noncontrolling interest	158	(28)
Comprehensive income (loss) attributable to Mohawk Industries, Inc.	$(203,727)	18,001
See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	April 4, 2015	March 29, 2014
Cash flows from operating activities:
Net earnings	$22,504	81,053
Adjustments to reconcile net earnings to net cash provided by operating activities:
Restructuring	6,657	4,661
Depreciation and amortization	85,656	80,984
Deferred income taxes	308	(9,814)
(Gain)/Loss on disposal of property, plant and equipment	(466)	406
Stock-based compensation expense	8,436	7,614
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	(114,966)	(114,755)
Inventories	7,758	(65,645)
Accounts payable and accrued expenses	8,551	(36,365)
Other assets and prepaid expenses	(132,668)	1,858
Other liabilities	58,584	(21,003)
Net cash used in operating activities	(49,646)	(71,006)
Cash flows from investing activities:
Additions to property, plant and equipment	(105,794)	(122,081)
Acquisitions, net of cash acquired	(3,328)	19
Net cash used in investing activities	(109,122)	(122,062)
Cash flows from financing activities:
Payments on Senior Credit Facilities	(205,302)	(1,010,654)
Proceeds from Senior Credit Facilities	16,780	682,101
Payments on Commercial Paper	(4,841,700)	(287,485)
Proceeds from Commercial Paper	5,197,200	878,626
Payments of acquired debt and other financings	—	(12,417)
Change in asset securitization borrowings, net	(7,100)	—
Payments on other debt	—	(52,460)
Debt issuance costs	(2,528)	—
Change in outstanding checks in excess of cash	9,729	9,056
Proceeds and net tax benefit from stock transactions	8,225	6,276
Net cash provided by financing activities	175,304	213,043
Effect of exchange rate changes on cash and cash equivalents	(7,372)	(1,396)
Net change in cash and cash equivalents	9,164	18,579
Cash and cash equivalents, beginning of period	97,877	54,066
Cash and cash equivalents, end of period	$107,041	72,645

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

1. General

Interim Reporting

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("U.S. GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto, and the Company’s description of critical accounting policies, included in the Company’s 2014 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. Results for interim periods are not necessarily indicative of the results for the year.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under ASU 2014-08, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization's operations and financial results. Additionally, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income and expenses of discontinued operations. ASU 2014-08 is effective for fiscal and interim periods beginning on or after December 15, 2014. Accordingly, the Company has adopted the provisions of this new accounting standard at the beginning of fiscal year 2015, and has assessed the impact on its consolidated financial statements to be immaterial.

In May 2014, the FASB issued Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers. This topic converges the guidance within U.S. GAAP and International Financial Reporting Standards ("IFRS") and supersedes ASC 605, Revenue Recognition. The new standard requires companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard will also result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively, and improve guidance for multiple-element arrangements. The new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period and early application is not permitted. Accordingly, the Company plans to adopt the provisions of this new accounting standard at the beginning of fiscal year 2017, and is currently assessing the impact on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40). This is intended to define management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company's ability to continue as a going concern within one year from the date financial statements are issued. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued.  The Company does not expect that the adoption of this standard will have a material effect on its financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. This topic converges the guidance within U.S. GAAP and IFRS. The new standard intends to simplify the presentation of debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability. The new standard will more closely align the presentation of debt issuance costs under U.S. GAAP with the presentation under comparable IFRS. The new guidance is effective for annual reporting periods beginning after December 15, 2015, including interim reporting periods within that reporting period and early application is permitted. Accordingly, the Company plans to adopt the provisions of this new accounting standard at the beginning of fiscal year 2016, and is currently assessing the impact on its consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Restructuring, acquisition and integration-related costs

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

Restructuring, acquisition transaction and integration-related costs consisted of the following during the three months ended April 4, 2015 and March 29, 2014:

	Three Months Ended
	April 4, 2015		March 29, 2014
Cost of sales
Restructuring costs	$9,844	(a)	2,059
Acquisition integration-related costs	132		3,578
Restructuring and integration-related costs	$9,976		5,637

Selling, general and administrative expenses
Restructuring costs	$1,173	(a)	2,602
Acquisition integration-related costs	1,380		3,486
Restructuring, acquisition and integration-related costs	$2,553		6,088

(a) The restructuring costs for 2015 and 2014 primarily relate to the Company's actions taken to lower its cost structure and improve efficiencies of manufacturing and distribution operations as the Company adjusted to changing economic conditions as well as actions related to the Company's acquisition of Marazzi and Spano. In 2015 restructuring costs included accelerated depreciation of $4,360.

The restructuring activity for the three months ended April 4, 2015 is as follows:

	Lease impairments	Asset write-downs	Severance	Other restructuring costs	Total
Balance as of December 31, 2014	$1,741	—	3,037	100	4,878
Provision - Carpet segment	1,877	2,556	—	—	4,433
Provision - Ceramic segment	—	869	—	(194)	675
Provision - Laminate and Wood segment	—	4,360	1,331	218	5,909
Cash payments	(1,358)	—	(1,256)	(570)	(3,184)
Non-cash items	—	(7,785)	—	595	(7,190)
Balance as of April 4, 2015	$2,260	—	3,112	149	5,521

The Company expects the remaining lease impairments, severance and other restructuring costs to be paid over the next four years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Receivables, net

Receivables, net are as follows:

	April 4, 2015	December 31, 2014
Customers, trade	$1,164,732	1,081,493
Income tax receivable	9,993	12,301
Other	56,239	60,772
	1,230,964	1,154,566
Less: allowance for discounts, returns, claims and doubtful accounts	72,106	72,603
Receivables, net	$1,158,858	1,081,963

4. Inventories

The components of inventories are as follows:

	April 4, 2015	December 31, 2014
Finished goods	$1,004,525	1,021,188
Work in process	129,823	129,471
Raw materials	371,284	392,654
Total inventories	$1,505,632	1,543,313

5. Goodwill and intangible assets

The components of goodwill and other intangible assets are as follows:

Goodwill:

	Carpet segment	Ceramic segment	Laminate and Wood segment	Total
Balance as of December 31, 2014
Goodwill	$199,132	1,395,132	1,337,513	2,931,777
Accumulated impairment losses	(199,132)	(531,930)	(596,363)	(1,327,425)
	$—	863,202	741,150	1,604,352

Goodwill recognized or adjusted during the period	$—	—	2,659	2,659
Currency translation during the period	—	(1,185)	(52,671)	(53,856)

Balance as of April 4, 2015
Goodwill	199,132	1,393,947	1,287,501	2,880,580
Accumulated impairment losses	(199,132)	(531,930)	(596,363)	(1,327,425)
	$—	862,017	691,138	1,553,155

During the first quarter of 2015, the Company acquired certain assets of a distribution business in the Laminate and Wood segment for $2,822, resulting in a preliminary goodwill allocation of $2,659.

Intangible assets not subject to amortization:

Tradenames
Balance as of December 31, 2014	$622,691
Currency translation during the period	(30,653)
Balance as of April 4, 2015	$592,038

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Intangible assets subject to amortization:

Gross carrying amounts:	Customer relationships	Patents	Other	Total
Balance as of December 31, 2014	$354,768	270,466	1,479	626,713
Currency translation during the period	(20,157)	(26,351)	(15)	(46,523)
Balance as of April 4, 2015	$334,611	244,115	1,464	580,190

Accumulated amortization:	Customer relationships	Patents	Other	Total
Balance as of December 31, 2014	$320,851	225,875	669	547,395
Amortization during the period	1,671	3,405	30	5,106
Currency translation during the period	(20,014)	(22,095)	(10)	(42,119)
Balance as of April 4, 2015	$302,508	207,185	689	510,382

Intangible assets subject to amortization, net	$32,103	36,930	775	69,808

	Three Months Ended
	April 4, 2015	March 29, 2014
Amortization expense	$5,106	6,038

6. Accounts payable and accrued expenses

Accounts payable and accrued expenses are as follows:

	April 4, 2015	December 31, 2014
Outstanding checks in excess of cash	$25,812	16,083
Accounts payable, trade	634,264	622,360
Accrued expenses	262,121	269,668
Product warranties	32,415	29,350
Accrued interest	12,180	28,365
Accrued compensation and benefits	119,013	138,683
Total accounts payable and accrued expenses	$1,085,805	1,104,509

7. Product warranties

The Company warrants certain qualitative attributes of its products for up to 50 years. The Company records a provision for estimated warranty and related costs in accrued expenses, based on historical experience, and periodically adjusts these provisions to reflect actual experience.

The activity related to warranty obligations is as follows:

	Three Months Ended
	April 4, 2015	March 29, 2014
Balance at beginning of period	$29,350	35,818
Warranty claims paid during the period	(8,475)	(14,024)
Warranty expense during the period	11,540	11,466
Balance at end of period	$32,415	33,260

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Accumulated other comprehensive income (loss)

The changes in accumulated other comprehensive income by component, net of tax, for the three months ended April 4, 2015 are as follows:

	Foreign currency translation adjustments	Pensions (1)	Total
Balance as of December 31, 2014	$(428,505)	(816)	(429,321)
Current period other comprehensive income (loss) before reclassifications	(226,159)	86	(226,073)
Balance as of April 4, 2015	$(654,664)	(730)	(655,394)

(1) This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost (refer to Note 13 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014).

9. Stock-based compensation

The Company recognizes compensation expense for all share-based payments granted based on the grant-date fair value estimated in accordance with the provisions of the FASB ASC 718-10. Compensation expense is recognized on a straight-line basis over the options’ or other awards’ estimated lives for fixed awards with ratable vesting provisions.

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

The Company did not grant any options for the three months ended April 4, 2015 and March 29, 2014. The Company recognized stock-based compensation costs related to stock options of $155 ($98 net of taxes) and $283 ($179 net of taxes) for the three months ended April 4, 2015 and March 29, 2014, respectively, which has been allocated to cost of sales and selling, general and administrative expenses. Pre-tax unrecognized compensation expense for stock options granted to employees and outside directors, net of estimated forfeitures, was $90 as of April 4, 2015, and will be recognized as expense over a weighted-average period of approximately 1.39 years.

The fair value of the option award is estimated on the date of grant using the Black-Scholes-Merton valuation model. Expected volatility is based on the historical volatility of the Company’s common stock. The Company uses historical data to estimate option exercise and forfeiture rates within the valuation model.

The Company granted 158 RSUs at a weighted-average grant-date fair value of $182.99 per unit for the three months ended April 4, 2015. The Company granted 189 RSUs at a weighted-average grant-date fair value per unit of $144.75 for the three months ended March 29, 2014. The Company recognized stock-based compensation costs related to the issuance of RSUs of $8,281 ($5,246 net of taxes) and $7,331 ($4,644 net of taxes) for the three months ended April 4, 2015 and March 29, 2014, respectively, which has been allocated to cost of sales and selling, general and administrative expenses. Pre-tax unrecognized compensation expense for unvested RSUs granted to employees, net of estimated forfeitures, was $47,047 as of April 4, 2015, and will be recognized as expense over a weighted-average period of approximately 2.31 years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Other (income) expense, net

Other (income) expense is as follows:

	Three Months Ended
	April 4, 2015	March 29, 2014
Foreign currency (gains) losses, net	$(457)	5,889
All other, net	(626)	(999)
Total other (income) expense, net	$(1,083)	4,890

11. Earnings per share

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

	Three Months Ended
	April 4, 2015	March 29, 2014
Earnings from continuing operations attributable to Mohawk Industries, Inc.	$22,346	81,081

Weighted-average common shares outstanding-basic and diluted:
Weighted-average common shares outstanding—basic	72,988	72,742
Add weighted-average dilutive potential common shares—options to purchase common shares and RSUs, net	542	540
Weighted-average common shares outstanding-diluted	73,530	73,282

Earnings per share from continuing operations attributable to Mohawk Industries, Inc.
Basic	$0.31	1.11
Diluted	$0.30	1.11

12. Segment reporting

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

Segment information is as follows:

	Three Months Ended
	April 4, 2015	March 29, 2014
Net sales:
Carpet segment	$739,264	674,926
Ceramic segment	719,828	695,094
Laminate and Wood segment	448,398	468,008
Intersegment sales	(26,313)	(24,933)
	$1,881,177	1,813,095
Operating income (loss):
Carpet segment	$(89,994)	34,271
Ceramic segment	85,327	60,659
Laminate and Wood segment	58,901	44,119
Corporate and intersegment eliminations	(10,460)	(8,314)
	$43,774	130,735

	April 4, 2015	December 31, 2014
Assets:
Carpet segment	$2,015,550	1,986,081
Ceramic segment	3,584,471	3,542,594
Laminate and Wood segment	2,406,286	2,542,566
Corporate and intersegment eliminations	278,315	214,303
	$8,284,622	8,285,544

13. Commitments and contingencies

The Company is involved in litigation from time to time in the regular course of its business. Except as noted below, there are no material legal proceedings pending or known by the Company to be contemplated to which the Company is a party or to which any of its property is subject.

Beginning in August 2010, a series of civil lawsuits were initiated in several U.S. federal courts alleging that certain manufacturers of polyurethane foam products and competitors of the Company’s carpet underlay division had engaged in price fixing in violation of U.S. antitrust laws. The Company has been named as a defendant in a number of individual cases (the first filed on August 26, 2010), as well as in two consolidated amended class action complaints the first filed on February 28, 2011, on behalf of a class of all direct purchasers of polyurethane foam products, and the second filed on March 21, 2011, on behalf of a class of indirect purchasers. All pending cases in which the Company has been named as a defendant have been filed in or transferred to the U.S. District Court for the Northern District of Ohio for consolidated pre-trial proceedings under the name In re: Polyurethane Foam Antitrust Litigation, Case No. 1:10-MDL-02196.

In these actions, the plaintiffs, on behalf of themselves and/or a class of purchasers, seek damages allegedly suffered as a result of alleged overcharges in the price of polyurethane foam products from at least 1999 to the present. The direct purchaser class claimed damages from all of the defendants named in the lawsuit of up to approximately $867,400. Any damages actually awarded at trial are subject to being tripled under US antitrust laws. The amount of damages in the remaining cases varies or has not yet been specified by the plaintiffs. Each plaintiff also seeks attorney fees, pre-judgment and post-judgment interest, court costs and injunctive relief against future violations.

In April 2011, the Company filed a motion to dismiss the class action claims brought by the direct purchasers, and in May 2011, the Company moved to dismiss the claims brought by the indirect purchasers. On July 19, 2011, the Court denied all defendants’ motions to dismiss. On April 9, 2014, the Court certified the direct and indirect purchaser classes. The Company sought permission to appeal the certification order on April 24, 2014, and the petition was denied by the U.S. Court of Appeals

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

for the Sixth Circuit on September 29, 2014. The Company appealed the Sixth Circuit's order to the United States Supreme Court, which entered an order declining the review on March 2, 2015. Fact discovery in almost all cases is now complete and, in August 2014, the Company and other defendants filed motions for summary judgment against the direct purchaser class. In February 2015, the Court denied all summary judgment motions.

On April 23, 2015, the Court consolidated nine lawsuits involving non-class claims filed against the Company by direct purchasers of polyurethane foam. These consolidated cases have been scheduled for trial to begin August 18, 2015. The Company has agreements in principle to settle two of these cases and is preparing to file motions for summary judgment with respect to the remaining seven cases.

On March 23, 2015, the Company entered into an agreement to settle all claims brought by the class of direct purchasers, and on April 30, 2015, the Company entered into an agreement to settle all claims brought by the class of indirect purchasers. Both settlement agreements are subject to court approval, which the Company expects to receive. The Company continues to deny all allegations of wrongdoing but is settling to avoid the uncertainty, risk, expense and distraction of protracted litigation. The Company remains a defendant in a number of cases involving other purchasers of polyurethane foam products not sold by the Company. The amount of the damages in the remaining cases varies or has not yet been specified by the plaintiffs. Each plaintiff also seeks attorney fees, pre-judgment and post-judgment interest, court costs and injunctive relief against future violations.

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

During the three months ended April 4, 2015 the Company has recorded a $125,000 charge within selling, general and administrative expenses for the settlement and defense of the U.S. cases. The Company believes that adequate provisions for resolution of all of these cases have been made. These cases are subject to significant contingencies and uncertainties, and the Company is unable to estimate the amount or range of loss, if any, in excess of amounts accrued. The Company does not believe that the ultimate outcome of the remaining cases will have a material adverse effect on its financial condition, but the resolution of such cases could have a material adverse effect on the Company’s results of operations, cash flows or liquidity in a given quarter or year.

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

    However on December 28, 2012, the Belgian tax authority issued assessments for the years ended December 31, 2005 and December 31, 2009, in the amounts of €46,135 and €35,567, respectively, including penalties, but excluding interest. The Company filed a formal protest during the first quarter of 2013 relating to the new assessments. In September 2013, the Belgian tax authority denied the Company's protests, and the Company has brought these two years before the Court of First Instance in Bruges.

In December 2013, the Belgian tax authority issued additional assessments related to the years ended December 31, 2006, 2007, and 2010, in the amounts of €38,817, €39,635, and €43,117, respectively, including penalties, but excluding interest. The Company filed formal protests during the first quarter of 2014, refuting the Belgian tax authority's position for each of the years assessed. In the quarter ended June 28, 2014, the Company received a formal assessment for the year ended December 31, 2008, totaling €30,131, against which the Company also submitted its formal protest. All 4 additional years were brought before the Court of First Appeal in November 2014.

In January of 2015, the Company met with the Court of First Appeal in Bruges and agreed with the Belgium tax authorities to consolidate and argue the issues regarding the years 2005 and 2009, and apply the ruling to all of the open years (to the extent there are no additional facts/procedural arguments in the other years).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

14. Debt

Senior Credit Facility

On September 25, 2013, the Company entered into a $1,000,000, 5-year, senior revolving credit facility (the "2013 Senior Credit Facility"). The 2013 Senior Credit Facility provided for a maximum of $1,000,000 of revolving credit, including limited amounts of credit in the form of letters of credit and swingline loans. The Company paid financing costs of $1,836 in connection with its 2013 Senior Credit Facility. These costs were deferred and, along with unamortized costs of $11,440 related to the Company’s previous Credit Facility, were amortized over the term of the 2013 Senior Credit Facility.

On March 26, 2015, the Company amended and restated the 2013 Senior Credit Facility increasing its size from $1,000,000 to $1,800,000 and extending the maturity from September 25, 2018 to March 26, 2020 (the "2015 Senior Credit Facility"). The 2015 Senior Credit Facility eliminates certain provisions in the 2013 Senior Credit Facility, including those that: (a) accelerated the maturity date to 90 days prior to the maturity of senior notes due in January 2016 if certain specified liquidity levels were not met; and (b) required that certain subsidiaries guarantee the Company's obligations if the Company’s credit ratings fell below investment grade. The 2015 Senior Credit Facility also modified certain negative covenants to provide the Company with additional flexibility, including that to make acquisitions and incur indebtedness.

At the Company's election, revolving loans under the 2015 Senior Credit Facility bear interest at annual rates equal to either (a) LIBOR for 1, 2, 3 or 6 month periods, as selected by the Company, plus an applicable margin ranging between 1.00% and 1.75%, or (b) the higher of the Wells Fargo Bank, National Association prime rate, the Federal Funds rate plus 0.5%, and a monthly LIBOR rate plus 1.0%, plus an applicable margin ranging between 0.00% and 0.75%. The Company also pays a commitment fee to the Lenders under the 2015 Senior Credit Facility on the average amount by which the aggregate commitments of the Lenders' exceed utilization of the 2015 Senior Credit Facility ranging from 0.10% to 0.225% per annum. The applicable margins and the commitment fee are determined based on whichever of the Company's Consolidated Net Leverage Ratio or its senior unsecured debt rating (or if not available, corporate family rating) results in the lower applicable margins and commitment fee (with applicable margins and the commitment fee increasing as that ratio increases or those ratings decline, as applicable).

The obligations of the Company and its subsidiaries in respect of the 2015 Senior Credit Facility are unsecured.

The 2015 Senior Credit Facility includes certain affirmative and negative covenants that impose restrictions on the Company's financial and business operations, including limitations on liens, subsidiary indebtedness, fundamental changes, asset dispositions, dividends and other similar restricted payments, transactions with affiliates, future negative pledges, and changes in the nature of the Company's business. These limitations are subject to exceptions. The Company is also required to maintain a Consolidated Interest Coverage Ratio of at least 3.0 to 1.0 and a Consolidated Net Leverage Ratio of no more than 3.75 to 1.0, each as of the last day of any fiscal quarter.

The 2015 Senior Credit Facility also contains customary representations and warranties and events of default, subject to customary grace periods.

The Company paid financing costs of $2,528 in connection with its 2015 Senior Credit Facility. These costs were deferred and, along with unamortized costs of $8,654 related to the Company’s 2013 Senior Credit Facility, are being amortized over the term of the 2015 Senior Credit Facility.

As of April 4, 2015, amounts utilized under the 2015 Senior Credit Facility included $6,640 of borrowings and $1,381 of standby letters of credit related to various insurance contracts and foreign vendor commitments. The outstanding borrowings

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

of $657,100 under its commercial paper program as of April 4, 2015 are a reduction of the availability of the 2015 Senior Credit Facility. The Company has utilized $665,121 under the 2015 Senior Credit Facility resulting in a total of $1,134,879 available under the 2015 Senior Credit Facility.

Commercial Paper

On February 28, 2014, the Company established a commercial paper program for the issuance of unsecured commercial paper in the United States capital markets. Under the commercial paper program, the Company issues commercial paper notes from time to time in an aggregate amount not to exceed $1,000,000 outstanding at any time, subject to availability under the 2015 Senior Credit Facility, which the Company uses as a liquidity backstop. The commercial paper notes will have maturities ranging from one day to 397 days and will not be subject to voluntary prepayment by the Company or redemption prior to maturity. The commercial paper notes will rank pari passu with all of the Company's other unsecured and unsubordinated indebtedness.

The proceeds from the sale of commercial paper notes will be available for general corporate purposes. The Company used the initial proceeds from the sale of commercial paper notes to repay borrowings under its 2013 Senior Credit Facility and certain of its industrial revenue bonds. As of April 4, 2015, the amount utilized under the commercial paper program was $657,100 with a weighted-average interest rate and maturity period of 0.60% and 27 days, respectively.

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

On August 15, 2014, the Company purchased for cash approximately $200,000 aggregate principal amount of its outstanding 6.125% senior notes due January 15, 2016 at a price equal to 107.73% of the principal amount, resulting in a premium to redeeming noteholders of approximately $15,450 and fees of $1,080 associated with the redemption. The premium as well as the fees are included in interest expense on the condensed consolidated statement of operations for the three months ended April 4, 2015.

On November 3, 2014, the Company purchased for cash approximately $54,400 aggregate principal amount of its outstanding 6.125% senior notes due January 15, 2016 at a price equal to 106.38% of the principal amount, resulting in a premium to redeeming noteholders of approximately $3,500. The premium is included in interest expense on the condensed consolidated statement of operations as at April 4, 2015.

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

At April 4, 2015, the amount utilized under the Securitization Facility was $492,900, which was secured by $747,879 of Receivables.

The fair values and carrying values of our debt instruments are detailed as follows:

	April 4, 2015		December 31, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value
3.85% senior notes, payable February 1, 2023; interest payable semiannually	$603,804	600,000	603,180	600,000
6.125% notes, payable January 15, 2016; interest payable semiannually	670,738	645,555	677,833	645,555
Commercial paper	657,100	657,100	301,600	301,600
Five-year senior secured credit facility, due March 26, 2020	6,640	6,640	195,665	195,665
Securitization facility	492,900	492,900	500,000	500,000
Capital leases and other	10,060	10,060	10,620	10,620
Total debt	2,441,242	2,412,255	2,288,898	2,253,440
Less current portion of long term debt and commercial paper	1,806,175	1,806,175	851,305	851,305
Long-term debt, less current portion	$635,067	606,080	1,437,593	1,402,135

The fair values of the Company’s debt instruments were estimated using market observable inputs, including quoted prices in active markets, market indices and interest rate measurements. Within the hierarchy of fair value measurements, these are Level 2 fair values.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Mohawk Industries, Inc. (“Mohawk” or the “Company”) is a leading global flooring manufacturer that creates products to enhance residential and commercial spaces around the world. The Company's vertically integrated manufacturing and distribution processes provide competitive advantages in carpet, rugs, ceramic tile, laminate, wood, stone and vinyl flooring. The Company's industry-leading innovation has yielded products and technologies that differentiate its brands in the marketplace and satisfy all flooring related remodeling and new construction requirements. The Company's brands are among the most recognized in the industry and include American Olean®, Bigelow®, Daltile®, Durkan®, Karastan®, Kerama Marazzi®, Lees®, Marazzi®, Mohawk®, Pergo®, Quick-Step® and Unilin®. During the past decade, the Company has transformed its business from an American carpet manufacturer into the world's largest flooring company with operations in Australia, Brazil, Canada, Europe, Malaysia, Mexico, Russia and the United States. The Company had annual net sales in 2014 of $7.8 billion.

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

For the three months ended April 4, 2015, net earnings attributable to the Company were $22.3 million, or diluted earnings per share (“EPS”) of $0.30, compared to the net earnings attributable to the Company of $81.1 million, or diluted EPS of $1.11, for the three months ended March 29, 2014. The decrease in diluted EPS for the three months ended April 4, 2015 was primarily attributable to a $125 million charge related to the settlement and further defense of the polyurethane foam litigation described in more detail herein, increases in new product introductions and geographic expansion, the net impact of unfavorable foreign exchange rates, the unfavorable net impact of price and product mix, increased employee and benefit costs, partially offset by increased sales volumes, increases in operations productivity, lower taxes due to the geographic dispersion of earnings and losses for the quarter, lower other expenses due to the favorable impact of unrealized foreign exchange rates on transactions and lower interest expense.

Recent Events

On January 13, 2015, Mohawk and its subsidiary, Unilin BVBA, entered into a share purchase agreement with Enterhold S.A., a Luxembourg limited liability company and International Flooring Systems S.A., a Luxembourg limited liability company (the “IVC Group”) to acquire all of the outstanding shares of the IVC Group for an estimated transaction value of approximately €1.0 billion, subject to certain adjustments set forth in the share purchase agreement. The IVC Group is a global manufacturer, distributor and marketer of vinyl flooring products including luxury vinyl tile with 2014 revenues of approximately €600 million. The IVC acquisition will position Mohawk as a major participant in both the fast growing LVT category and the expanding fiberglass sheet vinyl business. The closing of the transaction is subject to customary closing conditions and approval of the transaction by the relevant competition authorities.

On February 5, 2015, the Company signed a share purchase agreement to acquire a 90% ownership interest in an eastern European ceramic tile floor manufacturer for approximately €175 million, subject to certain adjustments set forth in the share purchase agreement. The manufacturer has a low cost position in the Bulgarian and Romanian markets. The combination with Mohawk will present opportunities to enhance the product offering, upgrade technology and expand exports to other countries. The closing of the transaction is subject to customary closing conditions and approval of the transaction by the relevant competition authorities

Results of Operations

Quarter Ended April 4, 2015, as compared with Quarter Ended March 29, 2014

Net sales

Net sales for the three months ended April 4, 2015 were $1,881.2 million, reflecting an increase of $68.1 million, or 3.8%, from the $1,813.1 million reported for the three months ended March 29, 2014. The increase was primarily attributable to , favorable impact of additional shipping days in the first quarter of 2015 of approximately $105 million, higher sales volume of approximately $93 million and the favorable net impact of price and product mix of approximately $7 million, partially offset by the net impact of unfavorable foreign exchange rates of approximately $137 million.

Carpet segment—Net sales increased $64.3 million, or 9.5%, to $739.3 million for the three months ended April 4, 2015, compared to $674.9 million for the three months ended March 29, 2014. The increase was primarily attributable to the favorable impact of additional shipping days in the first quarter of 2015 of approximately $41 million, higher sales volume of approximately $39 million, partially offset by the unfavorable net impact of price and product mix of approximately $15 million. The volume increases were primarily attributable to increases in residential new construction.

Ceramic segment—Net sales increased $24.7 million, or 3.6%, to $719.8 million for the three months ended April 4, 2015, compared to $695.1 million for the three months ended March 29, 2014. The increase was primarily attributable to the favorable impact of additional shipping days in the first quarter of 2015 of approximately $37 million, higher sales volume of approximately $31 million, and the favorable net impact of price and product mix of approximately $23 million, offset by the net impact of unfavorable foreign exchange rates of approximately $67 million. The volume increases were attributable to higher residential and commercial sales primarily in North America.

Laminate and Wood segment—Net sales decreased $19.6 million, or 4.2%, to $448.4 million for the three months ended April 4, 2015, compared to $468.0 million for the three months ended March 29, 2014. The decrease was primarily attributable to the net impact of unfavorable foreign exchange rates of approximately $70 million partially offset by the favorable impact of additional shipping days in the first quarter of 2015 of approximately $27 million and higher sales volume of approximately $25 million. The volume increases were primarily attributable to higher sales in Europe.

Gross profit

Gross profit for the three months ended April 4, 2015 was $511.9 million (27.2% of net sales), an increase of $30.6 million or 6.4%, compared to gross profit of $481.4 million (26.5% of net sales) for the three months ended March 29, 2014. As a percentage of net sales, gross profit increased 70 basis points. The increase in gross profit dollars was primarily attributable to higher sales volume of approximately $61 million, operations productivity of approximately $22 million, partially offset by the net impact of unfavorable foreign exchange rates of approximately $34 million, the unfavorable net impact of price and product mix of approximately $10 million, and and the unfavorable impact of higher restructuring, acquisition and integration-related costs of approximately $5 million.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended April 4, 2015 were $468.2 million (24.9% of net sales), compared to $350.6 million (19.3% of net sales) for the three months ended March 29, 2014. As a percentage of net sales, selling, general and administrative expenses increased 560 basis points. The increase in selling, general and administrative expenses in dollars was primarily attributable to a $125 million charge related to the settlement and further defense of the polyurethane foam litigation described in more detail herein, increases in new product introductions and geographic expansion of approximately $14 million, increased employee and benefit costs of approximately $6 million, partially offset by the positive impact of foreign exchange rates of approximately $21 million, lower restructuring, acquisition and integration-related costs of approximately $4 million and increased productivity of approximately $3 million.

Operating income

Operating income for the three months ended April 4, 2015 was $43.8 million (2.3% of net sales) reflecting a decrease of $87.0 million, or 66.5%, compared to operating income of $130.7 million (7.2% of net sales) for the three months ended March 29, 2014. The decrease in operating income was attributable to a $125 million charge related to the settlement and further defense of the polyurethane foam litigation described in more detail herein, increases in new product introductions and geographic expansion of approximately $14 million and the net impact of unfavorable foreign exchange rates of approximately $13 million, and the unfavorable net impact of price and product mix of approximately $10 million, partially offset by increased sales volumes of approximately $61 million and increases in operations productivity of approximately $22 million.

Carpet segment—Operating loss was $90.0 million ((12.2)% of segment net sales) for the three months ended April 4, 2015 reflecting a decrease of $124.3 million compared to operating income of $34.3 million (5.1% of segment net sales) for the three months ended March 29, 2014. The decrease in operating income was primarily attributable to a $125 million charge related to the settlement and further defense of the polyurethane foam litigation described in more detail herein, the unfavorable net impact of price and product mix of approximately $11 million, higher input costs of approximately $8 million and 2015 restructuring actions and cost savings initiatives of approximately $6 million, partially offset by increases in operations productivity of approximately $14 million and sales volume increases of approximately $14 million.

Ceramic segment—Operating income was $85.3 million (11.9% of segment net sales) for the three months ended April 4, 2015 reflecting an increase of $24.7 million compared to operating income of $60.7 million (8.7% of segment net sales) for the three months ended March 29, 2014. The increase in operating income was primarily attributable to sales volume increases of approximately $27 million, favorable net impact of price and product mix of approximately $6 million and operations productivity of approximately $5 million, partially offset by increases in new product introductions and geographic expansion of approximately $10 million and the net impact of unfavorable foreign exchange rates of approximately $5 million.

Laminate and Wood segment—Operating income was $58.9 million (13.1% of segment net sales) for the three months ended April 4, 2015 reflecting an increase of $14.8 million compared to operating income of $44.1 million (9.4% of segment net sales) for the three months ended March 29, 2014. The increase in operating income was primarily attributable to higher sales volume of approximately $20 million, lower input costs of approximately $5 million, lower restructuring, acquisition and integration costs of $3 million, partially offset by the net impact of unfavorable foreign exchange rates of approximately $8 million, the unfavorable net impact of price and product mix of approximately $4 million.

Interest expense

Interest expense was $16.4 million for the three months ended April 4, 2015, reflecting a decrease of $5.6 million compared to interest expense of $22.1 million for the three months ended March 29, 2014. The decrease was primarily attributable to the Company purchasing approximately $254.5 million of the 6.125% senior notes in 2014.

Other (income) expense, net

Other income was $1.1 million for the three months ended April 4, 2015, reflecting a favorable change of $6.0 million compared to other expense of $4.9 million for the three months ended March 29, 2014. The decrease was primarily attributable to the favorable impact of foreign exchange rates on transactions.

Income tax expense

For the three months ended April 4, 2015, the Company recorded income tax expense of $5.9 million on earnings from continuing operations before income taxes of $28.4 million for an effective tax rate of 20.8%, as compared to an income tax expense of $22.7 million on earnings from continuing operations before income taxes of $103.7 million, for an effective tax rate of 21.9% for the three months ended March 29, 2014. The difference in the effective tax rate for the comparative period is primarily attributable to the geographic dispersion of earnings and losses for the quarters.

Liquidity and Capital Resources

The Company’s primary capital requirements are for working capital, capital expenditures and acquisitions. The Company’s capital needs are met primarily through a combination of internally generated funds, commercial paper, bank credit lines, term and senior notes and credit terms from suppliers.

Net cash used in operating activities in the first three months of 2015 was $49.6 million, compared to net cash used in operating activities of $71.0 million in the first three months of 2014. The increase was primarily attributable to changes in working capital, partially offset by lower earnings.

Net cash used in investing activities in the first three months of 2015 was $109.1 million compared to net cash used in investing activities of $122.1 million in the first three months of 2014. The decrease was primarily attributable to lower capital expenditures of $16.3 million in the current year partially offset by acquisitions of $3.3 million in the current year. Capital spending during the remainder of 2015 is expected to range from approximately $300 million to $350 million and is intended to support sales and income growth, promote new product innovations and upgrade the assets of the acquired businesses.

Net cash provided by financing activities in the first three months of 2015 was $175.3 million compared to net cash provided by financing activities of $213.0 million in the first three months of 2014. The change in cash provided by financing is primarily attributable to lower working capital needs of $21.4 million and lower capital expenditures of $16.3 million in the current quarter.

Senior Credit Facility

On September 25, 2013, the Company entered into a $1,000.0 million, 5-year, senior revolving credit facility (the "2013 Senior Credit Facility"). The 2013 Senior Credit Facility provided for a maximum of $1,000.0 million of revolving credit, including limited amounts of credit in the form of letters of credit and swingline loans. The Company paid financing costs of $1.8 million in connection with its 2013 Senior Credit Facility. These costs were deferred and, along with unamortized costs of $11.4 million related to the Company’s previous Credit Facility, were amortized over the term of the 2013 Senior Credit Facility.

On March 26, 2015 the Company amended and restated the 2013 Senior Credit Facility increasing the facility from $1,000.0 million to $1,800.0 million and extending the maturity from September 25, 2018 to March 26, 2020 (the "2015 Senior Credit Facility"). The 2015 Senior Credit Facility eliminates certain provisions in the 2013 Senior Credit Facility, including those that: (a) accelerated the maturity date to 90 days prior to the maturity of senior notes due in January 2016 if certain specified liquidity levels were not met; and (b) required that certain subsidiaries guarantee the Company's obligations if the Company’s credit ratings fell below investment grade. The 2015 Senior Credit Facility also modified certain negative covenants to provide the Company with additional flexibility, including that to make acquisitions and incur indebtedness.

At the Company's election, revolving loans under the 2015 Senior Credit Facility bear interest at annual rates equal to either (a) LIBOR for 1, 2, 3 or 6 month periods, as selected by the Company, plus an applicable margin ranging between 1.00% and 1.75%, or (b) the higher of the Wells Fargo Bank, National Association prime rate, the Federal Funds rate plus 0.5%, and a monthly LIBOR rate plus 1.0%, plus an applicable margin ranging between 0.00% and 0.75%. The Company also pays a commitment fee to the Lenders under the 2015 Senior Credit Facility on the average amount by which the aggregate commitments of the Lenders' exceed utilization of the 2015 Senior Credit Facility ranging from 0.10% to 0.225% per annum. The margins and the commitment fee are determined based on whichever of the Company's Consolidated Net Leverage Ratio or its senior unsecured debt rating (or if not available, corporate family rating) results in the lower applicable margins and commitment fee (with applicable margins and the commitment fee increasing as that ratio increases or those ratings decline, as applicable).

The obligations of the Company and its subsidiaries in respect of the 2015 Senior Credit Facility are unsecured.

The 2015 Senior Credit Facility includes certain affirmative and negative covenants that impose restrictions on the Company's financial and business operations, including limitations on liens, subsidiary indebtedness, fundamental changes, asset dispositions, dividends and other similar restricted payments, transactions with affiliates, future negative pledges, and changes in the nature of the Company's business. These limitations are subject to exceptions. The Company is also required to maintain a Consolidated Interest Coverage Ratio of at least 3.0 to 1.0 and a Consolidated Net Leverage Ratio of no more than 3.75 to 1.0, each as of the last day of any fiscal quarter.

The 2015 Senior Credit Facility also contains customary representations and warranties and events of default, subject to customary grace periods.

The Company paid financing costs of $2.5 million in connection with its 2015 Senior Credit Facility. These costs were deferred and, along with unamortized costs of $8.7 million related to the Company’s 2013 Senior Credit Facility, are being amortized over the term of the 2015 Senior Credit Facility.

As of April 4, 2015, amounts utilized under the 2015 Senior Credit Facility included $6.6 million of borrowings and $1.4 million of standby letters of credit related to various insurance contracts and foreign vendor commitments. The outstanding borrowings of $657.1 million under its commercial paper program as of April 4, 2015 are a reduction of the availability of the 2015 Senior Credit Facility. The Company has utilized $665.1 million under the 2015 Senior Credit Facility resulting in a total of $1,134.9 million available under the 2015 Senior Credit Facility.

Commercial Paper

On February 28, 2014, the Company established a commercial paper program for the issuance of unsecured commercial paper in the United States capital markets. Under the commercial paper program, the Company issues commercial paper notes from time to time in an aggregate amount not to exceed $1,000.0 million outstanding at any time, subject to availability under the 2015 Senior Credit Facility, which the Company uses as a liquidity backstop. The commercial paper notes will have maturities ranging from one day to 397 days and will not be subject to voluntary prepayment by the Company or redemption prior to maturity. The commercial paper notes will rank pari passu with all of the Company's other unsecured and unsubordinated indebtedness.

The proceeds from the sale of commercial paper notes will be available for general corporate purposes. The Company used the initial proceeds from the sale of commercial paper notes to repay borrowings under its 2013 Senior Credit Facility and certain of its industrial revenue bonds. As of April 4, 2015, the amount utilized under the commercial paper program was $657.1 million with a weighted-average interest rate and maturity period of 0.60% and 27 days, respectively.

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

On August 15, 2014, the Company purchased for cash approximately $200.0 million aggregate principal amount of its outstanding 6.125% senior notes due January 15, 2016 at a price equal to 107.73% of the principal amount, resulting in a premium to redeeming noteholders of approximately $15.5 million and fees of $1.1 million associated with the redemption. The premium as well as the fees are included in interest expense on the condensed consolidated statement of operations for the three months ended April 4, 2015.

    On November 3, 2014, the Company purchased for cash approximately $54.4 million aggregate principal amount of its outstanding 6.125% senior notes due January 15, 2016 at a price equal to 106.38% of the principal amount, resulting in a premium to redeeming noteholders of approximately $3.5 million. The premium is included in interest expense on the condensed consolidated statement of operations as at April 4, 2015.

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

At April 4, 2015, the amount utilized under the Securitization Facility was $492.9 million, which was secured by $747.9 million of Receivables.

The Company may continue, from time to time, to retire its outstanding debt through cash purchases in the open market, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amount involved may be material.

As of April 4, 2015, the Company had cash of $107.0 million, of which $79.3 million was held outside the United States. While the Company’s plans are to permanently reinvest the cash held outside the United States, the estimated cost of repatriation for the cash as of April 4, 2015 was approximately $27.7 million. The Company believes that its cash and cash equivalents on hand, cash generated from operations and availability under its 2015 Senior Credit Facility will be sufficient to meet its capital expenditure, working capital and debt servicing requirements over the next twelve months.

Contractual Obligations

Other than the 2015 Senior Credit Facility, which is described in detail herein, there have been no significant changes to the Company’s contractual obligations as disclosed in the Company’s 2014 Annual Report filed on Form 10-K.

Critical Accounting Policies and Estimates

There have been no significant changes to the Company’s critical accounting policies and estimates during the period. The Company’s critical accounting policies and estimates are described in its 2014 Annual Report filed on Form 10-K.

Recent Accounting Pronouncements

See Note 1, “General" in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q under the heading "New Accounting Pronouncements" for a discussion of new accounting pronouncements which is incorporated herein by reference.

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

As of April 4, 2015, approximately 55% of the Company's debt portfolio was comprised of fixed-rate debt and 45% was floating-rate debt. A 1.0 percentage point change in the interest rate of the floating-rate debt would not have a material impact on the Company's results of operations. There have been no other significant changes to the Company’s exposure to market risk as disclosed in the Company’s 2014 Annual Report filed on Form 10-K.

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

Beginning in August 2010, a series of civil lawsuits were initiated in several U.S. federal courts alleging that certain manufacturers of polyurethane foam products and competitors of the Company’s carpet underlay division had engaged in price fixing in violation of U.S. antitrust laws. The Company has been named as a defendant in a number of individual cases (the first filed on August 26, 2010), as well as in two consolidated amended class action complaints the first filed on February 28, 2011, on behalf of a class of all direct purchasers of polyurethane foam products, and the second filed on March 21, 2011, on behalf of a class of indirect purchasers. All pending cases in which the Company has been named as a defendant have been filed in or transferred to the U.S. District Court for the Northern District of Ohio for consolidated pre-trial proceedings under the name In re: Polyurethane Foam Antitrust Litigation, Case No. 1:10-MDL-02196.

In these actions, the plaintiffs, on behalf of themselves and/or a class of purchasers, seek damages allegedly suffered as a result of alleged overcharges in the price of polyurethane foam products from at least 1999 to the present. The direct purchaser class claimed damages from all of the defendants named in the lawsuit of up to approximately $867 million. Any damages actually awarded at trial are subject to being tripled under US antitrust laws. The amount of damages in the remaining cases varies or has not yet been specified by the plaintiffs. Each plaintiff also seeks attorney fees, pre-judgment and post-judgment interest, court costs and injunctive relief against future violations.

In April 2011, the Company filed a motion to dismiss the class action claims brought by the direct purchasers, and in May 2011, the Company moved to dismiss the claims brought by the indirect purchasers. On July 19, 2011, the Court denied all defendants’ motions to dismiss. On April 9, 2014, the Court certified the direct and indirect purchaser classes. The Company sought permission to appeal the certification order on April 24, 2014, and the petition was denied by the U.S. Court of Appeals for the Sixth Circuit on September 29, 2014. The Company appealed the Sixth Circuit's order to the United States Supreme Court, which entered an order declining the review on March 2, 2015. Fact discovery in almost all cases is now complete and, in August 2014, the Company and other defendants filed motions for summary judgment against the direct purchaser class. In February 2015, the Court denied all summary judgment motions.

On April 23, 2015, the Court consolidated nine lawsuits involving non-class claims filed against the Company by direct purchasers of polyurethane foam. These consolidated cases have been scheduled for trial to begin August 18, 2015. The Company has agreements in principle to settle two of these cases and is preparing to file motions for summary judgment with respect to the remaining seven cases.

On March 23, 2015, the Company entered into an agreement to settle all claims brought by the class of direct purchasers, and on April 30, 2015, the Company entered into an agreement to settle all claims brought by the class of indirect purchasers. Both settlement agreements are subject to court approval, which the Company expects to receive. The Company continues to deny all allegations of wrongdoing but is settling to avoid the uncertainty, risk, expense and distraction of protracted litigation. The Company remains a defendant in a number of cases involving other purchasers of polyurethane foam products not sold by the Company. The amount of the damages in the remaining cases varies or has not yet been specified by the plaintiffs. Each plaintiff also seeks attorney fees, pre-judgment and post-judgment interest, court costs and injunctive relief against future violations.

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
During the three months ended April 4, 2015, the Company has recorded a $125 million charge within selling, general and administrative expenses for the settlement and defense of the U.S. cases. The Company believes that adequate provisions for resolution of all of these cases have been made. These cases are subject to significant contingencies and uncertainties, and the Company is unable to estimate the amount or range of loss, if any, in excess of amounts accrued. The Company does not believe that the ultimate outcome of the remaining cases will have a material adverse effect on its financial condition, but the resolution of such cases could have a material adverse effect on the Company’s results of operations, cash flows or liquidity in a given quarter or year.

In January 2012, the Company received a €24 million assessment from the Belgian tax authority related to its year ended December 31, 2008, asserting that the Company had understated its Belgian taxable income for that year. The Company filed a formal protest in the first quarter of 2012 refuting the Belgian tax authority's position. The Belgian tax authority set aside the assessment in the third quarter of 2012 and refunded all related deposits, including interest income of €2 million earned on such deposits. However, on October 23, 2012, the Belgian tax authority notified the Company of its intent to increase the Company's taxable income for the year ended December 31, 2008 under a revised theory.

    However on December 28, 2012, the Belgian tax authority issued assessments for the years ended December 31, 2005 and December 31, 2009, in the amounts of €46 million and €36 million, respectively, including penalties, but excluding interest. The Company filed a formal protest during the first quarter of 2013 relating to the new assessments. In September 2013, the Belgian tax authority denied the Company's protests, and the Company has brought these two years before the Court of First Instance in Bruges.

In December 2013, the Belgian tax authority issued additional assessments related to the years ended December 31, 2006, 2007, and 2010, in the amounts of €39 million, €40 million, and €43 million, respectively, including penalties, but excluding interest. The Company filed formal protests during the first quarter of 2014, refuting the Belgian tax authority's position for each of the years assessed. In the quarter ended June 28, 2014, the Company received a formal assessment for the year ended December 31, 2008, totaling €30 million, against which the Company also submitted its formal protest. All 4 additional years have been brought before the Court of First Appeal in November 2014.

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

There have been no material changes in the Company's risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2014. The risk factors disclosed in our Annual Report on Form 10-K, in addition to the other information set forth in this report, could materially affect our business, financial condition or results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

No.	Description

10.1
Fourth Amendment to Credit and Security Agreement and Omnibus Amendment, dated as of January 5, 2015, among Mohawk Factoring, LLC as borrower, Mohawk Servicing, LLC, as servicer, the lenders from time to time party thereto, the liquidity banks from time to time party thereto, the co-agents from time to time party thereto and SunTrust Bank, as administrative agent.

10.2*
Share Purchase Agreement, dated January 13, 2015, by and among Mohawk Industries, Inc., Unilin BVBA, Enterhold S.A., International Flooring Systems S.A. and, for certain limited purposes, Filiep Balcaen, an individual resident of Belgium (Incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 16, 2015).

10.3*
Amended and Restated Credit Facility, dated March 26, 2015, by and among the Company and certain of its subsidiaries, as borrowers, Wells Fargo Bank, National Association, as administrative agent, swing line lender, and an L/C issuer, and the other lenders party thereto (Incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-k dated March 27, 2015).

12.1	Ratio of Earnings to Fixed Charges
31.1	Certification Pursuant to Rule 13a-14(a).
31.2	Certification Pursuant to Rule 13a-14(a).
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates exhibit incorporated by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOHAWK INDUSTRIES, INC.
(Registrant)

Dated:	May 8, 2015	By:	/s/ Jeffrey S. Lorberbaum
JEFFREY S. LORBERBAUM
Chairman and Chief Executive Officer
(principal executive officer)

Dated:	May 8, 2015	By:	/s/ Frank H. Boykin
FRANK H. BOYKIN
Chief Financial Officer
(principal financial officer)