Form 10-Q
period 2015-07-04
MOHAWK INDUSTRIES INC
filed 2015-08-07
CIK 851968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________
[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s common stock as of July 29, 2015, the latest practicable date, is as follows: 73,913,457 shares of common stock, $.01 par value.

MOHAWK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

 MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	July 4, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$171,087	97,877
Receivables, net	1,387,687	1,081,963
Inventories	1,592,403	1,543,313
Prepaid expenses	263,477	225,759
Deferred income taxes	153,574	151,784
Other current assets	40,394	31,574
Total current assets	3,608,622	3,132,270
Property, plant and equipment	5,526,290	5,130,213
Less: accumulated depreciation	2,511,539	2,427,003
Property, plant and equipment, net	3,014,751	2,703,210
Goodwill	2,294,214	1,604,352
Tradenames	644,896	622,691
Other intangible assets subject to amortization, net	286,400	79,318
Deferred income taxes and other non-current assets	316,787	143,703
	$10,165,670	8,285,544

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and commercial paper	$1,698,044	851,305
Accounts payable and accrued expenses	1,303,487	1,104,509
Total current liabilities	3,001,531	1,955,814
Deferred income taxes	518,065	401,674
Long-term debt, less current portion	1,777,828	1,402,135
Other long-term liabilities	232,060	103,108
Total liabilities	5,529,484	3,862,731
Commitments and contingencies (Note 13)
Redeemable noncontrolling interest	21,304	—
Stockholders’ equity:
Preferred stock, $.01 par value; 60 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 150,000 shares authorized; 81,265 and 81,070 shares issued in 2015 and 2014, respectively	821	811
Additional paid-in capital	1,752,512	1,598,887
Retained earnings	3,696,272	3,487,079
Accumulated other comprehensive loss	(625,572)	(429,321)
	4,824,033	4,657,456
Less treasury stock at cost; 7,351 and 8,157 shares in 2015 and 2014, respectively	215,799	239,450
Total Mohawk Industries, Inc. stockholders' equity	4,608,234	4,418,006
Nonredeemable noncontrolling interest	6,648	4,807
Total stockholders' equity	4,614,882	4,422,813
	$10,165,670	8,285,544
See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Net sales	$2,041,733	2,048,247	3,922,910	3,861,342
Cost of sales	1,426,604	1,473,435	2,795,838	2,805,175
Gross profit	615,129	574,812	1,127,072	1,056,167
Selling, general and administrative expenses	359,313	352,564	827,482	703,184
Operating income	255,816	222,248	299,590	352,983
Interest expense	16,838	20,702	33,287	42,798
Other (income) expense, net	2,928	(1,555)	1,845	3,335
Earnings from continuing operations before income taxes	236,050	203,101	264,458	306,850
Income tax expense	49,276	50,240	55,180	72,936
Net earnings including noncontrolling interests	186,774	152,861	209,278	233,914
Net income attributable to noncontrolling interests	282	111	440	83
Net earnings attributable to Mohawk Industries, Inc.	$186,492	152,750	208,838	233,831

Basic earnings per share attributable to Mohawk Industries, Inc.
Basic earnings per share attributable to Mohawk Industries, Inc.	$2.54	2.10	2.85	3.21
Weighted-average common shares outstanding—basic	73,264	72,832	73,123	72,788

Diluted earnings per share attributable to Mohawk Industries, Inc.
Diluted earnings per share attributable to Mohawk Industries, Inc.	$2.53	2.08	2.83	3.19
Weighted-average common shares outstanding—diluted	73,756	73,297	73,644	73,302
See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Net earnings including noncontrolling interests	$186,774	152,861	209,278	233,914
Other comprehensive income (loss):
Foreign currency translation adjustments	29,826	19,768	(196,333)	(43,314)
Pension prior service cost and actuarial gain	(4)	2	82	4
Other comprehensive income (loss)	29,822	19,770	(196,251)	(43,310)
Comprehensive income	216,596	172,631	13,027	190,604
Comprehensive income attributable to noncontrolling interests	282	111	440	83
Comprehensive income attributable to Mohawk Industries, Inc.	$216,314	172,520	12,587	190,521
See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	July 4, 2015	June 28, 2014
Cash flows from operating activities:
Net earnings	$209,278	233,914
Adjustments to reconcile net earnings to net cash provided by operating activities:
Restructuring	13,818	8,751
Depreciation and amortization	173,667	164,738
Deferred income taxes	(12,700)	(21,984)
Loss on disposal of property, plant and equipment	486	700
Stock-based compensation expense	16,196	14,197
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	(187,674)	(200,684)
Inventories	37,446	(74,600)
Accounts payable and accrued expenses	81,727	(1,314)
Other assets and prepaid expenses	(126,104)	(13,951)
Other liabilities	61,379	(11,893)
Net cash provided by operating activities	267,519	97,874
Cash flows from investing activities:
Additions to property, plant and equipment	(228,422)	(249,697)
Acquisitions, net of cash acquired	(1,201,156)	19
Net cash used in investing activities	(1,429,578)	(249,678)
Cash flows from financing activities:
Payments on Senior Credit Facilities	(339,264)	(1,212,295)
Proceeds from Senior Credit Facilities	756,327	875,983
Payments on Commercial Paper	(9,081,800)	(2,213,101)
Proceeds from Commercial Paper	9,321,200	2,773,101
Proceeds from 2.00% Senior Notes	564,653	—
Payments of acquired debt and other financings	(355)	(12,292)
Payments on other debt	—	(52,793)
Debt issuance costs	(6,867)	—
Proceeds from issuance of restricted stock units	9,873	—
Change in outstanding checks in excess of cash	5,737	2,938
Proceeds and net tax benefit from stock transactions	9,509	6,822
Net cash provided by financing activities	1,239,013	168,363
Effect of exchange rate changes on cash and cash equivalents	(3,744)	(581)
Net change in cash and cash equivalents	73,210	15,978
Cash and cash equivalents, beginning of period	97,877	54,066
Cash and cash equivalents, end of period	$171,087	70,044

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

Segment Realignment

During the second quarter of 2015, the Company realigned its reportable segments to reflect how the Company’s results will be reported by management. The Company has reorganized the business into three segments - Global Ceramic, Flooring North America ("Flooring NA") and Flooring Rest of the World ("Flooring ROW"). In order to leverage its relationship and distribution capabilities, the Company organized its carpet, wood, laminate and vinyl operations by geography into the Flooring NA segment and Flooring ROW segment with no change in the Global Ceramic segment. Previously reported segment results have been reclassified to conform to the current period presentation.

This new segment structure is consistent with the strategic objective that management now applies to manage the growth and profitability of the Company’s business. The Global Ceramic segment includes all worldwide tile and natural stone operations. There is no change in this segment. The Flooring NA segment includes North American operations in all product categories except tile and natural stone. The new segment combines the former Carpet segment with the North American operations of the former Laminate and Wood segment and the North American operations of the Company’s newly acquired vinyl flooring businesses. The Flooring ROW segment includes operations outside of North America in all product categories except tile and natural stone. The new segment combines the European and Rest of the World operations of the former Laminate and Wood segment and the European and Rest of the World operations of the Company’s newly acquired vinyl flooring businesses.

Hedges of Net Investments in Non-U.S. Operations

The Company has numerous investments outside the United States. The net assets of these subsidiaries are exposed to changes and volatility in currency exchange rates. The Company uses foreign currency denominated debt to hedge its non-U.S. net investments against adverse movements in exchange rates. The gains and losses on the Company's net investments in its non-U.S. operations are economically offset by losses and gains on its foreign currency borrowings. The Company designated its €500,000 2.00% Senior Notes borrowing as a net investment hedge of a portion of its overall European operations. For the three and six months ended July 4, 2015, the change in the debt’s value of $8,912 ($5,570 net of taxes), is recorded in the currency translation adjustment component of accumulated other comprehensive income (losses), which offsets the translation of the net investment of its European operations.

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

In May 2014, the FASB issued Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers. This topic converges the guidance within U.S. GAAP and International Financial Reporting Standards ("IFRS") and supersedes

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

ASC 605, Revenue Recognition. The new standard requires companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard will also result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively, and improve guidance for multiple-element arrangements. The new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period and early application is not permitted. On July 9, 2015, the FASB decided to defer the effective date of ASC 606 for one year. The deferral results in the new revenue standard being effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017. The Company currently plans to adopt the provisions of this new accounting standard at the beginning of fiscal year 2018, and is currently assessing the impact on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40). This topic is intended to define management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company's ability to continue as a going concern within one year from the date financial statements are issued. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued.  The Company does not expect that the adoption of this standard will have a material effect on its financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. This topic converges the guidance within U.S. GAAP and IFRS. The new standard intends to simplify the presentation of debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, versus recording the costs as a prepaid expense in other assets that is amortized. The new standard will more closely align the presentation of debt issuance costs under U.S. GAAP with the presentation under comparable IFRS. The new guidance is effective for annual reporting periods beginning after December 15, 2015, including interim reporting periods within that reporting period and early application is permitted. Accordingly, the Company plans to adopt the provisions of this new accounting standard at the beginning of fiscal year 2016, and is currently assessing the impact on its consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. This update changes the measurement principle for inventory for entities using FIFO or average cost from the lower of cost or market to lower of cost and net realizable value. Entities that measure inventory using LIFO or the retail inventory method are not affected. This update will more closely align the accounting for inventory under U.S. GAAP with IFRS. The new guidance is effective for annual reporting periods beginning after December 15, 2016 including interim periods within that reporting period and early adoption is permitted. The Company currently accounts for inventory using the FIFO method. Accordingly, the Company plans to adopt the provisions of this update at the beginning of fiscal year 2017, and is currently assessing the impact on its consolidated financial statements.

2. Acquisitions

IVC Group
On January 13, 2015, the Company entered into a share purchase agreement (the “Share Purchase Agreement”) with Enterhold S.A., a Luxembourg societe anonyme (the “Seller”), to acquire all of the outstanding shares of International Flooring Systems S.A., a Luxembourg societe anonyme, and its subsidiaries (collectively, the “IVC Group”). The IVC Group is a global manufacturer, distributor and marketer of luxury vinyl tile ("LVT") and sheet vinyl. On June 12, 2015, pursuant to the terms of the Share Purchase Agreement, the Company completed the acquisition of IVC Group for  $1,156,311. The results of the IVC Group's operations have been included in the consolidated financial statements since that date in the Flooring NA and the Flooring ROW segments. The IVC Group acquisition will position the Company as a major participant in both the fast growing LVT category and the expanding fiberglass sheet vinyl business.
Pursuant to the terms of the Share Purchase Agreement, the Seller will indemnify the Company for uncertain tax positions and tax liabilities that were incurred by the Seller. The Company has recorded these tax liabilities and related indemnification asset in the amount of $57,729 as of the acquisition date in other long-term liabilities and other long-term assets, respectively.

The equity value of IVC Group was paid to the Seller in cash and in shares of the Company's common stock (the “Shares”). Pursuant to the Share Purchase Agreement, the Company (i) acquired the entire issued share capital of IVC Group and (ii) acquired $17,122 of indebtedness of the IVC Group, in exchange for a cash payment of $742,064, debt paid of $261,152, and 806 newly issued Shares for a value of $153,095.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company funded the cash portion of the IVC Group acquisition through a combination of proceeds from the 2.00% Senior Notes (as discussed in Note 14), cash on hand and borrowings under the 2015 Senior Credit Facility (as discussed in Note 14).

KAI Group

On May 12, 2015, the Company purchased 90% of all outstanding shares of Advent KAI Luxembourg Holdings S.a r.l., a societe a respsonsabilite limitee, and its subsidiaries (collectively, the "KAI Group"), an eastern European ceramic tile floor manufacturer. The Company completed the acquisition of the KAI Group for $194,613. The results of the KAI Group's operations have been included in the consolidated financial statements since the date of acquisition in the Global Ceramic segment. The KAI Group has a low cost position in the Bulgarian and Romanian markets. The combination with the Company will present opportunities to enhance the product offering, upgrade technology and expand exports to other countries. The remaining 10% ownership interest in the KAI Group is controlled by a third party. The 10% interest is subject to redemption provisions that are not solely within the Company’s control and therefore is recorded as a redeemable noncontrolling interest in the mezzanine section of the balance sheet for $21,304. Pursuant to the share purchase agreement, the Company (i) acquired 90% of the issued share capital of the KAI Group and (ii) acquired $24 of indebtedness of the KAI Group, in exchange for a cash payment of $169,540 and debt paid of $25,073.

The Company accounted for the acquisitions of the IVC Group and the KAI Group (the “Acquisitions”) using the acquisition method of accounting, with the Company as the acquirer of the IVC Group and the KAI Group. The preliminary estimated combined consideration transferred of $1,350,924, including debt paid and shares issued, was determined in accordance with the respective share purchase agreements. The preliminary consideration transferred is allocated to tangible and intangible assets and liabilities based upon their respective fair values.

During the three and six months ended July 4, 2015, the Company incurred direct transaction costs of $3,701 and $4,678, respectively, for the Acquisitions which were expensed as incurred in selling, general and administrative expenses.

The following table summarizes the preliminary acquisition-date fair value of the consideration transferred for the Acquisitions and the estimated fair value of the consideration transferred to assets acquired and liabilities assumed as of the date of the Acquisitions, and the allocation of the aggregate purchase price of the IVC Group and the KAI Group acquisitions to the estimated fair values of the tangible and identifiable intangible assets acquired and liabilities assumed (in thousands):

Fair value of assets, net of cash acquired	$1,392,230
Noncontrolling interests in assets acquired	(24,160)
Assumed indebtedness	(17,146)
Consideration transferred	$1,350,924

Working capital	143,108
Property, plant and equipment	363,570
Tradenames	48,563
Customer relationships	224,326
Goodwill	738,107
Other long-term assets	63,481
Long-term debt, including current portion	(17,146)
Other long-term liabilities	(61,672)
Deferred tax liability	(127,253)
Noncontrolling interest	(24,160)
Consideration transferred	$1,350,924

The Company is continuing to obtain information to complete its valuation of intangible assets, as well as to determine the fair value of the acquired assets and liabilities including tax accounts, legal liabilities and other attributes. The purchase price allocation is preliminary until the Company obtains final information regarding these fair values.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Intangible assets subject to amortization of $224,326 related to customer relationships have estimated lives of 12 to 14 years. In addition to the amortizable intangible assets, there is an additional $48,563 in indefinite-lived tradename intangible assets. The goodwill of $738,107 was allocated to the Company's segments as disclosed in Note 6, Goodwill and Intangible Assets. The factors contributing to the recognition of the amount of goodwill are based on strategic and synergistic benefits that are expected to be realized from the Acquisitions. These benefits include the opportunities to improve the Company's performance by leveraging best practices, operational expertise, product innovation and manufacturing assets. The recognized goodwill from the Acquisitions is not expected to be deductible for tax purposes.

The amount of revenue and earnings of the Acquisitions since the acquisition date included in the consolidated statements of operations for the three and six months ended July 4, 2015 was not material. The results of operations for the Acquisitions were not significant to the Company's consolidated results of operations and, accordingly, the Company has not provided pro forma information relating to the Acquisitions.

Other Acquisitions

During the first quarter of 2015, the Company acquired certain assets of a distribution business in the Flooring ROW segment for $2,822, resulting in a preliminary goodwill allocation of $2,659.

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

Restructuring, acquisition transaction and integration-related costs consisted of the following during the three and six months ended July 4, 2015 and June 28, 2014:

	Three Months Ended			Six Months Ended
	July 4, 2015		June 28, 2014	July 4, 2015		June 28, 2014
Cost of sales
Restructuring costs	$10,463	(a)	3,475	20,307	(a)	5,534
Acquisition integration-related costs	1,878		3,280	2,010		6,858
Restructuring and integration-related costs	$12,341		6,755	22,317		12,392

Selling, general and administrative expenses
Restructuring costs	$(92)	(a)	615	1,081	(a)	3,217
Acquisition transaction-related costs	3,701		—	4,678		—
Acquisition integration-related costs	2,535		3,799	2,938		7,285
Restructuring, acquisition and integration-related costs	$6,144		4,414	8,697		10,502

(a) The restructuring costs for 2015 and 2014 primarily relate to the Company's actions taken to lower its cost structure and improve efficiencies of manufacturing and distribution operations as the Company adjusted to changing economic conditions as well as actions related to the Company's acquisitions of the IVC Group, the KAI Group, Marazzi and Spano. During the three and six months ended July 4, 2015, restructuring costs included accelerated depreciation of $3,210 and $7,570, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The restructuring activity for the six months ended July 4, 2015 is as follows:

	Lease impairments	Asset write-downs	Severance	Other restructuring costs	Total
Balance as of December 31, 2014	$1,741	—	3,037	100	4,878
Provision - Global Ceramic segment	—	1,141	—	(824)	317
Provision - Flooring NA segment	1,877	5,416	1,700	2,487	11,480
Provision - Flooring ROW segment	—	7,587	935	1,070	9,592
Cash payments	(2,437)	—	(2,814)	(3,593)	(8,844)
Non-cash items	—	(14,144)	—	824	(13,320)
Balance as of July 4, 2015	$1,181	—	2,858	64	4,103

The Company expects the remaining lease impairments, severance and other restructuring costs to be paid over the next four years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Receivables, net

Receivables, net are as follows:

	July 4, 2015	December 31, 2014
Customers, trade	$1,397,615	1,081,493
Income tax receivable	13,113	12,301
Other	57,896	60,772
	1,468,624	1,154,566
Less: allowance for discounts, returns, claims and doubtful accounts	80,937	72,603
Receivables, net	$1,387,687	1,081,963

5. Inventories

The components of inventories are as follows:

	July 4, 2015	December 31, 2014
Finished goods	$1,076,806	1,021,188
Work in process	139,236	129,471
Raw materials	376,361	392,654
Total inventories	$1,592,403	1,543,313

6. Goodwill and intangible assets

Pursuant to the segment realignment during the second quarter of 2015, the Company has reclassified certain goodwill and intangible asset balances to reflect the new segment structure. See Note 1, General - Segment Realignment, for further information.  ASC 350, Intangibles - Goodwill and Other, requires that goodwill be tested for impairment at least annually or on an interim basis if an event occurs requiring goodwill to be tested. During the second quarter of 2015, the Company completed an assessment of any potential goodwill impairment for reporting units impacted by the segment realignment and determined that no impairment existed. The Company performs its annual testing during the fourth quarter.

The components of goodwill and other intangible assets are as follows:

Goodwill:

	Global Ceramic segment	Flooring NA segment	Flooring ROW segment	Total
Balance as of December 31, 2014
Goodwill	$1,395,132	538,515	998,130	2,931,777
Accumulated impairment losses	(531,930)	(343,054)	(452,441)	(1,327,425)
	$863,202	195,461	545,689	1,604,352

Goodwill recognized or adjusted during the period	$100,048	329,401	311,317	740,766
Currency translation during the period	(106)	—	(50,798)	(50,904)

Balance as of July 4, 2015
Goodwill	1,495,074	867,916	1,258,649	3,621,639
Accumulated impairment losses	(531,930)	(343,054)	(452,441)	(1,327,425)
	$963,144	524,862	806,208	2,294,214

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Intangible assets not subject to amortization:

Tradenames
Balance as of December 31, 2014	$622,691
Intangible assets acquired during the period	48,563
Currency translation during the period	(26,358)
Balance as of July 4, 2015	$644,896

Intangible assets subject to amortization:

Gross carrying amounts:	Customer relationships	Patents	Other	Total
Balance as of December 31, 2014	$354,768	270,466	1,479	626,713
Intangible assets acquired during the period	223,825	—	501	224,326
Currency translation during the period	(19,364)	(23,179)	—	(42,543)
Balance as of July 4, 2015	$559,229	247,287	1,980	808,496

Accumulated amortization:	Customer relationships	Patents	Other	Total
Balance as of December 31, 2014	$320,851	225,875	669	547,395
Amortization during the period	4,473	6,892	5	11,370
Currency translation during the period	(17,301)	(19,383)	15	(36,669)
Balance as of July 4, 2015	$308,023	213,384	689	522,096

Intangible assets subject to amortization, net	$251,206	33,903	1,291	286,400

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Amortization expense	$6,264	6,509	11,370	12,547

Estimated amortization expense for the years ending December 31 are as follows:

2015	$28,321
2016	34,864
2017	33,449
2018	24,757
2019	21,711

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Accounts payable and accrued expenses

Accounts payable and accrued expenses are as follows:

	July 4, 2015	December 31, 2014
Outstanding checks in excess of cash	$21,820	16,083
Accounts payable, trade	727,676	622,360
Accrued expenses	323,170	269,668
Product warranties	39,474	29,350
Accrued interest	28,914	28,365
Accrued compensation and benefits	162,433	138,683
Total accounts payable and accrued expenses	$1,303,487	1,104,509

8. Accumulated other comprehensive income (loss)

The changes in accumulated other comprehensive income by component, net of tax, for the six months ended July 4, 2015 are as follows:

	Foreign currency translation adjustments	Pensions (a)	Total
Balance as of December 31, 2014	$(428,505)	(816)	(429,321)
Current period other comprehensive income (loss) before reclassifications	(196,333)	82	(196,251)
Balance as of July 4, 2015	$(624,838)	(734)	(625,572)

(a) This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost (refer to Note 13 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014).

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

The Company did not grant any options for the three and six months ended July 4, 2015 and June 28, 2014. The Company recognized stock-based compensation costs related to stock options of $18 ($11 net of taxes) and $191 ($121 net of taxes) for the three months ended July 4, 2015 and June 28, 2014, respectively, which has been allocated to cost of sales and selling, general and administrative expenses. The Company recognized stock-based compensation costs related to stock options of $173 ($109 net of taxes) and $474 ($300 net of taxes) for the six months ended July 4, 2015 and June 28, 2014, respectively, which has been allocated to cost of sales and selling, general and administrative expenses. Pre-tax unrecognized compensation expense for stock options granted to employees and outside directors, net of estimated forfeitures, was $72 as of July 4, 2015, and will be recognized as expense over a weighted-average period of approximately 1.14 years.

The fair value of the option award is estimated on the date of grant using the Black-Scholes-Merton valuation model. Expected volatility is based on the historical volatility of the Company’s common stock. The Company uses historical data to estimate option exercise and forfeiture rates within the valuation model.

The Company granted 85 RSUs at a weighted-average grant-date fair value of $190.62 per unit for the three months ended July 4, 2015. The Company granted 243 RSUs at a weighted-average grant-date fair value of $185.66 per unit for the six

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

months ended July 4, 2015. The Company did not grant any RSUs for the three months ended June 28, 2014. The Company granted 189 RSUs at a weighted average grant-date fair value of $144.75 per unit for the six months ended June 28, 2014. The Company recognized stock-based compensation costs related to the issuance of RSUs of $7,742 ($5,177 net of taxes) and $6,392 ($4,049 net of taxes) for the three months ended July 4, 2015 and June 28, 2014, respectively, which has been allocated to cost of sales and selling, general and administrative expenses. The Company recognized stock-based compensation costs related to the issuance of RSUs of $16,023 ($10,423 net of taxes) and $13,723 ($8,694 net of taxes) for the six months ended July 4, 2015 and June 28, 2014, respectively, which has been allocated to cost of sales and selling, general and administrative expenses. Pre-tax unrecognized compensation expense for unvested RSUs granted to employees, net of estimated forfeitures, was $43,563 as of July 4, 2015, and will be recognized as expense over a weighted-average period of approximately 2.56 years.

10. Other (income) expense, net

Other (income) expense is as follows:

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Foreign currency (gains) losses, net	$3,537	(1,033)	3,080	4,855
All other, net	(609)	(522)	(1,235)	(1,520)
Total other (income) expense, net	$2,928	(1,555)	1,845	3,335

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

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Earnings from continuing operations attributable to Mohawk Industries, Inc.	$186,492	152,750	208,838	233,831
Accretion of redeemable noncontrolling interest (a)	(160)	—	(160)	—
Net earnings available to common stockholders	$186,332	152,750	208,678	233,831

Weighted-average common shares outstanding-basic and diluted:
Weighted-average common shares outstanding—basic	73,264	72,832	73,123	72,788
Add weighted-average dilutive potential common shares—options to purchase common shares and RSUs, net	492	465	521	514
Weighted-average common shares outstanding-diluted	73,756	73,297	73,644	73,302

Earnings per share from continuing operations attributable to Mohawk Industries, Inc.
Basic	$2.54	2.10	2.85	3.21
Diluted	$2.53	2.08	2.83	3.19

(a) Represents the accretion of the Company's redeemable noncontrolling interest to redemption value. See Note 2, Acquisitions for further information.

12. Segment reporting

The Company has three reporting segments: the Global Ceramic segment, the Flooring NA segment and the Flooring ROW segment. The Global Ceramic segment designs, manufactures, sources and markets a broad line of ceramic tile, porcelain

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

tile, natural stone and other products, which it distributes primarily in North America, Europe and Russia through its network of regional distribution centers and Company-operated service centers using company-operated trucks, common carriers or rail transportation. The segment’s product lines are sold through Company-operated service centers, independent distributors, home center retailers, tile and flooring retailers and contractors. The Flooring NA segment designs, manufactures, sources and markets its floor covering product lines, including carpets, rugs, carpet pad, hardwood, laminate, and vinyl products, including LVT, which it distributes through its network of regional distribution centers and satellite warehouses using company-operated trucks, common carrier or rail transportation. The segment’s product lines are sold through various selling channels, including independent floor covering retailers, home centers, mass merchandisers, department stores, shop at home, buying groups, commercial dealers and commercial end users. The Flooring ROW segment designs, manufactures, sources, licenses and markets laminate, hardwood flooring, roofing elements, insulation boards, medium-density fiberboard ("MDF"), chipboards, other wood products, sheet vinyl and LVT, which it distributes primarily in Europe and Russia through various selling channels, which include retailers, independent distributors and home centers.

The accounting policies for each operating segment are consistent with the Company’s policies for the consolidated financial statements. Amounts disclosed for each segment are prior to any elimination or consolidation entries. Corporate general and administrative expenses attributable to each segment are estimated and allocated accordingly. Segment performance is evaluated based on operating income. Previously reported segment results have been reclassified to conform to the current period presentation.

Segment information is as follows:

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Net sales:
Global Ceramic segment	$789,802	796,724	1,509,630	1,491,818
Flooring NA segment	920,337	895,912	1,767,248	1,676,243
Flooring ROW segment	331,622	357,738	646,364	695,804
Intersegment sales	(28)	(2,127)	(332)	(2,523)
	$2,041,733	2,048,247	3,922,910	3,861,342
Operating income (loss):
Global Ceramic segment	$121,189	106,407	206,516	167,066
Flooring NA segment	95,143	76,602	19,951	123,955
Flooring ROW segment	53,052	47,398	97,693	78,864
Corporate and intersegment eliminations	(13,568)	(8,159)	(24,570)	(16,902)
	$255,816	222,248	299,590	352,983

	July 4, 2015	December 31, 2014
Assets:
Global Ceramic segment	$3,950,088	3,542,594
Flooring NA segment	3,182,465	2,587,151
Flooring ROW segment	2,710,895	1,909,487
Corporate and intersegment eliminations	322,222	246,312
	$10,165,670	8,285,544

13. Commitments and contingencies

The Company is involved in litigation from time to time in the regular course of its business. Except as noted below, there are no material legal proceedings pending or known by the Company to be contemplated to which the Company is a party or to which any of its property is subject.

Beginning in August 2010, a series of civil lawsuits were initiated in several U.S. federal courts alleging that certain manufacturers of polyurethane foam products and competitors of the Company’s carpet underlay division had engaged in price fixing in violation of U.S. antitrust laws. The Company has been named as a defendant in a number of individual cases (the first filed on August 26, 2010), as well as in two consolidated amended class action complaints (the first filed on February 28, 2011,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

on behalf of a class of all direct purchasers of polyurethane foam products, and the second filed on March 21, 2011, on behalf of a class of indirect purchasers). All pending cases in which the Company has been named as a defendant were filed in or transferred to the U.S. District Court for the Northern District of Ohio for consolidated pre-trial proceedings under the name In re: Polyurethane Foam Antitrust Litigation, Case No. 1:10-MDL-02196.

In these actions, the plaintiffs, on behalf of themselves and/or a class of purchasers, seek damages allegedly suffered as a result of alleged overcharges in the price of polyurethane foam products from at least 1999 to the present. Any damages actually awarded at trial are subject to being tripled under U.S. antitrust laws.

On March 23, 2015, the Company entered into an agreement to settle all claims brought by the class of direct purchasers, and on April 30, 2015, the Company entered into an agreement to settle all claims brought by the class of indirect purchasers. Both settlement agreements are subject to court approval, which the Company expects to receive. The Company denies all allegations of wrongdoing but settled the class actions to avoid the uncertainty, risk, expense and distraction of protracted litigation.

The Company remains a defendant in a number of cases involving other purchasers of polyurethane foam products not sold by the Company. On April 23, 2015, the Court consolidated twelve of these lawsuits involving non-class claims filed against the Company by direct purchasers of polyurethane foam. These consolidated cases had been scheduled for trial to begin August 18, 2015. The Company has agreements to settle all of the cases set for trial in August. In addition, the Company has executed agreements to settle nine additional individual cases. Five individual cases remain pending against the Company, all of which were brought by purchasers of polyurethane foam products not sold by the Company. The amount of the damages in the remaining cases varies or has not yet been specified by the plaintiffs. Each plaintiff also seeks attorney fees, pre-judgment and post-judgment interest, court costs and injunctive relief against future violations.

In December 2011, the Company was named as a defendant in a Canadian Class action, Hi! Neighbor Floor Covering Co. Limited v. Hickory Springs Manufacturing Company, et al., filed in the Superior Court of Justice of Ontario, Canada and Options Consommateures v. Vitafoam, Inc. et.al., filed in the Superior Court of Justice of Quebec, Montreal, Canada, both of which allege similar claims against the Company as raised in the U.S. actions and seek unspecified damages and punitive damages. On June 12, 2015, the Company entered into an agreement to settle all claims brought by the class of Canadian plaintiffs. The Company continues to deny all allegations of wrongdoing but is settling to avoid the uncertainty, risk, expense and distraction of protracted litigation.

During the three months ended April 4, 2015 the Company recorded a $125,000 charge within selling, general and administrative expenses for the settlement and defense of the antitrust cases. The Company believes that adequate provisions for resolution of all of these cases have been made. The Company does not believe that the ultimate outcome of the remaining cases will have a material adverse effect on its financial condition, but the resolution of such cases could have a material adverse effect on the Company’s results of operations, cash flows or liquidity in a given quarter or year.

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

    On December 28, 2012, the Belgian tax authority issued assessments for the years ended December 31, 2005 and December 31, 2009, in the amounts of €46,135 and €35,567, respectively, including penalties, but excluding interest. The Company filed a formal protest during the first quarter of 2013 relating to the new assessments. In September 2013, the Belgian tax authority denied the Company's protests, and the Company has brought these two years before the Court of First Appeal in Bruges.

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

In January of 2015, the Company met with the Court of First Appeal in Bruges and agreed with the Belgian tax authorities to consolidate and argue the issues regarding the years 2005 and 2009, and apply the ruling to all of the open years (to the extent there are no additional facts/procedural arguments in the other years).

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

The Company paid financing costs of $2,641 in connection with its 2015 Senior Credit Facility. These costs were deferred and, along with unamortized costs of $8,654 related to the Company’s 2013 Senior Credit Facility, are being amortized over the term of the 2015 Senior Credit Facility.

As of July 4, 2015, amounts utilized under the 2015 Senior Credit Facility included $606,739 of borrowings and $1,381 of standby letters of credit related to various insurance contracts and foreign vendor commitments. The outstanding borrowings

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

of $541,000 under the Company's commercial paper program as of July 4, 2015 reduce the availability of the 2015 Senior Credit Facility. Taking the commercial paper borrowings into account, the Company has utilized $1,149,120 under the 2015 Senior Credit Facility resulting in a total of $650,880 available under the 2015 Senior Credit Facility.

Commercial Paper

On February 28, 2014, the Company established a U.S. commercial paper program for the issuance of unsecured commercial paper in the United States capital markets. Under the commercial paper program, the Company issues commercial paper notes from time to time, subject to availability under the 2015 Senior Credit Facility, which the Company uses as a liquidity backstop. On May 21, 2015, following the amendment and restatement of the 2013 Credit Facility, the Company expanded the amount of borrowings permitted under its commercial paper program from $1,000,000 to $1,800,000. The commercial paper notes will have maturities ranging from one day to 397 days and will not be subject to voluntary prepayment by the Company or redemption prior to maturity. The commercial paper notes will rank pari passu with all of the Company's other unsecured and unsubordinated indebtedness.

The proceeds from the sale of commercial paper notes will be available for general corporate purposes. The Company used the initial proceeds from the sale of commercial paper notes to repay borrowings under its 2013 Senior Credit Facility and certain of its industrial revenue bonds. As of July 4, 2015, the amount utilized under the commercial paper program was $541,000 with a weighted-average interest rate and maturity period of 0.48% and 19 days, respectively.

Senior Notes

On June 9, 2015, the Company issued €500,000 aggregate principal amount of 2.00% Senior Notes due January 14, 2022. The Notes are senior unsecured obligations of the Company and rank pari passu with all of the Company’s existing and future unsecured indebtedness. Interest on the Notes is payable annually in cash on January 14 of each year, commencing on January 14, 2016. The Company paid financing costs of $4,226 in connection with the 2.00% Senior Notes. These costs were deferred and are being amortized over the term of the 2.00% Senior Notes.

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

On August 15, 2014, the Company purchased for cash approximately $200,000 aggregate principal amount of its outstanding 6.125% senior notes due January 15, 2016 at a price equal to 107.73% of the principal amount, resulting in a premium to redeeming noteholders of approximately $15,450 and fees of $1,080 associated with the redemption. The premium as well as the fees are included in interest expense on the condensed consolidated statement of operations for the three and six months ended July 4, 2015.

On November 3, 2014, the Company purchased for cash approximately $54,400 aggregate principal amount of its outstanding 6.125% senior notes due January 15, 2016 at a price equal to 106.38% of the principal amount, resulting in a premium to redeeming noteholders of approximately $3,500. The premium is included in interest expense on the condensed consolidated statement of operations as at July 4, 2015.

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

At July 4, 2015, the amount utilized under the Securitization Facility was $500,000, which was secured by $763,844 of Receivables.

The fair values and carrying values of our debt instruments are detailed as follows:

	July 4, 2015		December 31, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value
3.85% senior notes, payable February 1, 2023; interest payable semiannually	$594,468	600,000	603,180	600,000
6.125% senior notes, payable January 15, 2016; interest payable semiannually	661,713	645,555	677,833	645,555
2.00% senior notes, payable January 14, 2022; interest payable annually	558,097	555,741	—	—
Commercial paper	541,000	541,000	301,600	301,600
Five-year senior secured credit facility, due March 26, 2020	606,739	606,739	195,665	195,665
Securitization facility	500,000	500,000	500,000	500,000
Capital leases and other	26,837	26,837	10,620	10,620
Total debt	3,488,854	3,475,872	2,288,898	2,253,440
Less current portion of long term debt and commercial paper	1,698,044	1,698,044	851,305	851,305
Long-term debt, less current portion	$1,790,810	1,777,828	1,437,593	1,402,135

The fair values of the Company’s debt instruments were estimated using market observable inputs, including quoted prices in active markets, market indices and interest rate measurements. Within the hierarchy of fair value measurements, these are Level 2 fair values.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Subsequent Events

European Commercial Paper Program

On July 31, 2015, Mohawk Capital Luxembourg S.A. (“MCL”), a wholly owned subsidiary of the Company, established a program for the issuance of unsecured commercial paper (the “Notes”) in European capital markets. Under the program, the Company may issue Notes from time to time in an aggregate amount not to exceed €1,000,000 outstanding at any time (or the equivalent amount in alternative currencies). The Notes will have maturities ranging from one day to 183 days and will not be subject to voluntary prepayment or redemption prior to maturity. The Notes will rank pari passu with all of the Company's other unsecured and unsubordinated indebtedness. Payment on the Notes will be fully and unconditionally guaranteed by the Company.

The proceeds from the sale of the Notes will be available to the Company for general corporate purposes. The Company expects to use the initial proceeds from the sale of the Notes to repay euro-denominated borrowings under its 2015 Senior Credit Facility.

The obligations of MCL to repay amounts owing under the Notes and the guarantee of the Notes by the Company will be backstopped by the Company's 2015 Senior Credit Facility. The total amount due and payable under any of the Company's commercial paper programs may not exceed $1,800,000 (or its equivalent in alternative currencies) at any time.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Mohawk Industries, Inc. (“Mohawk” or the “Company”) is a leading global flooring manufacturer that creates products to enhance residential and commercial spaces around the world. The Company's vertically integrated manufacturing and distribution processes provide competitive advantages in carpet, rugs, ceramic tile, laminate, wood, stone and vinyl flooring. The Company's industry-leading innovation has yielded products and technologies that differentiate its brands in the marketplace and satisfy all flooring related remodeling and new construction requirements. The Company's brands are among the most recognized in the industry and include American Olean®, Bigelow®, Daltile®, Durkan®, IVC™, Karastan®, Lees®, Marazzi®, Mohawk®, Pergo®, Quick-Step® and Unilin®. During the past decade, the Company has transformed its business from an American carpet manufacturer into the world's largest flooring company with operations in Australia, Brazil, Canada, Europe, India, Malaysia, Mexico, New Zealand, Russia and the United States. The Company had annual net sales in 2014 of $7.8 billion.

During the second quarter of 2015, the Company realigned its reportable segments to reflect how the Company’s results will be reported by management. The Company has reorganized the business into three segments, Global Ceramic, Flooring North America ("Flooring NA") and Flooring Rest of the World ("Flooring ROW"). In order to leverage its relationship and distribution capabilities, the Company organized its carpet, wood, laminate and vinyl operations by geography into the Flooring NA segment and Flooring ROW segment with no change in the Global Ceramic segment. Previously reported segment results have been reclassified to conform to the current period presentation.

This new segment structure is consistent with the strategic objective that management now applies to manage the growth and profitability of the Company’s business. The Global Ceramic segment includes all worldwide tile and natural stone operations. There is no change in this segment. The Flooring NA segment includes North American operations in all product categories except tile and natural stone. The new segment combines the former Carpet segment with the North American operations of the former Laminate and Wood segment and the North American operations of the Company’s newly acquired vinyl flooring businesses. The Flooring ROW segment includes operations outside of North America in all product categories except tile and natural stone. The new segment combines the European and Rest of the World operations of the former Laminate and Wood segment and the European and Rest of the World operations of the Company’s newly acquired vinyl flooring businesses.

The Global Ceramic segment designs, manufactures, sources and markets a broad line of ceramic tile, porcelain tile, natural stone and other products, which it distributes primarily in North America, Europe and Russia through its network of regional distribution centers and Company-operated service centers using Company-operated trucks, common carriers or rail transportation. The segment’s product lines are sold through Company-operated service centers, independent distributors, home center retailers, tile and flooring retailers and contractors. The Flooring NA segment designs, manufactures, sources and markets its floor covering product lines, including carpets, rugs, carpet pad, hardwood, laminate and vinyl products, including luxury vinyl tile ("LVT"), which it distributes through its network of regional distribution centers and satellite warehouses using Company-operated trucks, common carrier or rail transportation. The segment’s product lines are sold through various selling channels, including independent floor covering retailers, home centers, mass merchandisers, department stores, shop at home, buying groups, commercial dealers and commercial end users. The Flooring ROW segment designs, manufactures, sources, licenses and markets laminate, hardwood flooring, roofing elements, insulation boards, medium-density fiberboard ("MDF"), chipboards, other wood products and vinyl products, including LVT, which it distributes primarily in Europe and Russia through various selling channels, which include retailers, independent distributors and home centers.

For the three months ended July 4, 2015, net earnings attributable to the Company were $186.5 million, or diluted earnings per share (“EPS”) of $2.53, compared to the net earnings attributable to the Company of $152.8 million, or diluted EPS of $2.08, for the three months ended June 28, 2014. The increase in diluted EPS for the three months ended July 4, 2015 was primarily attributable to increases in operations productivity, lower input costs, increased sales volumes due to higher legacy sales and acquisitions, net of costs associated with new product introductions, partially offset by the net impact of unfavorable foreign exchange rates, and the unfavorable impact of higher restructuring, acquisition and integration-related costs.

For the six months ended July 4, 2015, net earnings attributable to the Company were $208.8 million, or diluted EPS of $2.83, compared to the net earnings attributable to the Company of $233.8 million, or diluted EPS of $3.19, for the six months ended June 28, 2014. The decrease in diluted EPS for the six months ended July 4, 2015 was primarily attributable to a $125 million charge related to the settlement and further defense of the polyurethane foam litigation, the net impact of unfavorable foreign exchange rates, and the unfavorable net impact of price and product mix, partially offset by increased sales volumes due to higher legacy sales and acquisitions, net of costs associated with new product introductions, increases in operations productivity, lower input costs, lower taxes due to the geographic dispersion of earnings and losses for the quarter, and lower interest expense.

Recent Events

On June 12, 2015, the Company completed the acquisition of the IVC Group, a global manufacturer, distributor and marketer of vinyl flooring products including LVT. The total value of acquisition was $1.2 billion. The IVC Group acquisition will position the Company as a major participant in both the fast growing LVT category and the expanding fiberglass sheet vinyl business. The IVC Group's results of operations and a preliminary purchase price allocation are included in the condensed consolidated financial statements as of July 4, 2015.

On May 12, 2015, the Company purchased 90% of all outstanding shares of the KAI Group, an eastern European ceramic tile floor manufacturer for $194.6 million. The KAI Group has a low cost position in the Bulgarian and Romanian markets. The combination with the Company will present opportunities to enhance the product offering, upgrade technology and expand exports to other countries. The KAI Group's results of operations and a preliminary purchase price allocation are included in the condensed consolidated financial statements as of July 4, 2015.
On July 31, 2015, Mohawk Capital Luxembourg S.A. (“MCL”), a wholly owned subsidiary of the Company, established a program for the issuance of unsecured commercial paper (the “Notes”) in European capital markets. Under the program, the Company may issue Notes from time to time in an aggregate amount not to exceed €1.0 billion outstanding at any time. The proceeds from the sale of the Notes will be available to the Company for general corporate purposes. The Company expects to use the initial proceeds from the sale of the Notes to repay euro-denominated borrowings under its 2015 Credit Facility. Payment on the Notes will be fully and unconditionally guaranteed by the Company. The total amount due and payable under any of the Company's commercial paper programs may not exceed $1.8 billion (or its equivalent in alternative currencies) at any time.

Results of Operations

Quarter Ended July 4, 2015, as compared with Quarter Ended June 28, 2014

Net sales

Net sales for the three months ended July 4, 2015 were $2,041.7 million, reflecting a decrease of $6.5 million, or 0.3%, from the $2,048.2 million reported for the three months ended June 28, 2014. The decrease was primarily attributable to the net impact of unfavorable foreign exchange rates of approximately $141 million, or 7%, partially offset by higher sales volume of approximately $119 million, or 6%, due to higher legacy sales and acquisitions and the favorable net impact of price and product mix of approximately $15 million, or 1%.

Global Ceramic segment—Net sales decreased $6.9 million, or 0.9%, to $789.8 million for the three months ended July 4, 2015, compared to $796.7 million for the three months ended June 28, 2014. The decrease was primarily attributable to the net impact of unfavorable foreign exchange rates of approximately $69 million, or 9%, partially offset by increased volume of approximately $34 million, or 4%, due to higher legacy sales and acquisitions and the favorable net impact of price and product mix of approximately $28 million, or 4%.

Flooring NA segment—Net sales increased $24.4 million, or 2.7%, to $920.3 million for the three months ended July 4, 2015, compared to $895.9 million for the three months ended June 28, 2014. The increase was primarily attributable to higher sales volume of approximately $38 million, or 4%, due to increased legacy sales and acquisitions, partially offset by the unfavorable net impact of price and product mix of approximately $14 million, or 1%.

Flooring ROW segment—Net sales decreased $26.1 million, or 7.3%, to $331.6 million for the three months ended July 4, 2015, compared to $357.7 million for the three months ended June 28, 2014. The decrease was primarily attributable to the net impact of unfavorable foreign exchange rates of approximately $72 million, or 20%, partially offset by higher sales volume of approximately $45 million, or 13%, due to higher legacy sales and acquisitions.

Gross profit

Gross profit for the three months ended July 4, 2015 was $615.1 million (30.1% of net sales), an increase of $40.3 million or 7.0%, compared to gross profit of $574.8 million (28.1% of net sales) for the three months ended June 28, 2014. As a percentage of net sales, gross profit increased 200 basis points. The increase in gross profit dollars was primarily attributable to higher sales volume of approximately $40 million due to higher legacy sales and acquisitions, net of costs associated with new product introductions, operations productivity of approximately $35 million, and lower input costs of approximately $25 million, partially offset by the net impact of unfavorable foreign exchange rates of approximately $46 million, and the unfavorable impact of higher restructuring, acquisition and integration-related costs of approximately $12 million.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended July 4, 2015 were $359.3 million (17.6% of net sales), compared to $352.6 million (17.2% of net sales) for the three months ended June 28, 2014. As a percentage of net sales, selling, general and administrative expenses increased 40 basis points. The increase in selling, general and administrative expenses in dollars was primarily attributable to approximately $22 million of costs associated with higher sales volumes due to higher legacy sales, acquisitions and new product introductions, and increased employee costs of approximately $5 million, partially offset by the positive impact of foreign exchange rates of approximately $21 million.

Operating income

Operating income for the three months ended July 4, 2015 was $255.8 million (12.5% of net sales) reflecting an increase of $33.6 million, or 15.1%, compared to operating income of $222.2 million (10.9% of net sales) for the three months ended June 28, 2014. The increase in operating income was primarily attributable to increased sales volumes of approximately $17 million due to higher legacy sales and acquisitions, net of costs associated with new product introductions, increases in operations productivity of approximately $35 million, and lower input costs of approximately $25 million, partially offset by the net impact of unfavorable foreign exchange rates of approximately $25 million, increased employee costs of approximately $5 million, and the unfavorable impact of higher restructuring, acquisition and integration-related costs of approximately $16 million, which includes approximately $6 million related to inventory step-up.

Global Ceramic segment—Operating income was $121.2 million (15.3% of segment net sales) for the three months ended July 4, 2015 reflecting an increase of $14.8 million compared to operating income of $106.4 million (13.4% of segment net sales) for the three months ended June 28, 2014. The increase in operating income was primarily attributable to increased sales volumes of approximately $8 million due to higher legacy sales and acquisitions, net of costs associated with new product introductions, operations productivity of approximately $10 million, and the favorable net impact of price and product mix of approximately $10 million, partially offset by the net impact of unfavorable foreign exchange rates of approximately $12 million.

Flooring NA segment—Operating income was $95.1 million (10.3% of segment net sales) for the three months ended July 4, 2015 reflecting an increase of $18.5 million compared to operating income of $76.6 million (8.6% of segment net sales) for the three months ended June 28, 2014. The increase in operating income was primarily attributable to increases in operations productivity of approximately $24 million, lower input costs of approximately $14 million, increased sales volume of approximately $8 million due to higher legacy sales and acquisitions offset by costs associated with new product introductions of approximately $9 million, partially offset by the unfavorable net impact of price and product mix of approximately $9 million, and the unfavorable impact of higher restructuring, acquisition and integration-related costs of approximately $12 million.

Flooring ROW segment—Operating income was $53.1 million (16.0% of segment net sales) for the three months ended July 4, 2015 reflecting an increase of $5.7 million compared to operating income of $47.4 million (13.2% of segment net sales) for the three months ended June 28, 2014. The increase in operating income was primarily attributable to higher sales volumes of approximately $10 million due to higher legacy sales and acquisitions, net of costs associated with new product introductions, lower input costs of approximately $7 million, and the favorable impact of lower restructuring, acquisition and integration costs of approximately $2 million, partially offset by the net impact of unfavorable foreign exchange rates of approximately $13 million.

Interest expense

Interest expense was $16.8 million for the three months ended July 4, 2015, reflecting a decrease of $3.9 million compared to interest expense of $20.7 million for the three months ended June 28, 2014. The decrease was primarily attributable to the Company purchasing approximately $254.5 million of the 6.125% senior notes in 2014 and lower interest rates.

Other (income) expense, net

Other expense was $2.9 million for the three months ended July 4, 2015, reflecting an unfavorable change of $4.5 million compared to other income of $1.6 million for the three months ended June 28, 2014. The increase was primarily attributable to the unfavorable impact of foreign exchange rates on transactions.

Income tax expense

For the three months ended July 4, 2015, the Company recorded income tax expense of $49.3 million on earnings from continuing operations before income taxes of $236.1 million for an effective tax rate of 20.9%, as compared to an income tax expense of $50.2 million on earnings from continuing operations before income taxes of $203.1 million, for an effective tax rate of 24.7% for the three months ended June 28, 2014. The difference in the effective tax rate for the comparative period is due to the receipt of a positive ruling from the Italian tax authorities and the geographic dispersion of earnings and losses for the quarters.

Six Months Ended July 4, 2015, as compared with Six Months Ended June 28, 2014

Net sales

Net sales for the six months ended July 4, 2015 were $3,922.9 million, reflecting an increase of $61.6 million, or 1.6%, from the $3,861.3 million reported for the six months ended June 28, 2014. The increase was primarily attributable to higher sales volume of approximately $225 million, or 6%, due to higher legacy sales and acquisitions, favorable impact of additional shipping days during the period of approximately $105 million, or 3%, and the favorable net impact of price and product mix of approximately $8 million, partially offset by the net impact of unfavorable foreign exchange rates of approximately $278 million, or 7%.

Global Ceramic segment—Net sales increased $17.8 million, or 1.2%, to $1,509.6 million for the six months ended July 4, 2015, compared to $1,491.8 million for the six months ended June 28, 2014. The increase was primarily attributable to higher sales volume of approximately $65 million, or 4%, due to higher legacy sales and acquisitions, the favorable impact of additional shipping days during the period of approximately $37 million, or 2% and the favorable net impact of price and product mix of approximately $52 million, or 4%, offset by the net impact of unfavorable foreign exchange rates of approximately $136 million, or 9%.

Flooring NA segment—Net sales increased $91.0 million, or 5.4%, to $1,767.2 million for the six months ended July 4, 2015, compared to $1,676.2 million for the six months ended June 28, 2014. The increase was primarily attributable to higher sales volumes of approximately $90 million, or 5%, due to higher legacy sales and acquisitions, the favorable impact of additional shipping days during the period of approximately $47 million, or 3%, partially offset by the unfavorable net impact of price and product mix of approximately $46 million, or 3%.

Flooring ROW segment—Net sales decreased $49.4 million, or 7.1%, to $646.4 million for the six months ended July 4, 2015, compared to $695.8 million for the six months ended June 28, 2014. The decrease was primarily attributable to the net impact of unfavorable foreign exchange rates of approximately $142 million, or 20%, partially offset by higher sales volume of approximately $70 million, or 10%, due to higher legacy sales and acquisitions, the favorable impact of additional shipping days during the period of approximately $20 million, or 3%, and the favorable net impact of price and product mix of approximately $2 million.

Gross profit

Gross profit for the six months ended July 4, 2015 was $1,127.1 million (28.7% of net sales), an increase of $70.9 million or 6.7%, compared to gross profit of $1,056.2 million (27.4% of net sales) for the six months ended June 28, 2014. As a percentage of net sales, gross profit increased 130 basis points. The increase in gross profit dollars was primarily attributable to higher sales volume of approximately $97 million due to higher legacy sales and acquisitions, net of costs associated with new product introductions, operations productivity of approximately $61 million, and lower input costs of approximately $25 million, partially offset by the net impact of unfavorable foreign exchange rates of approximately $84 million, the unfavorable net impact of price and product mix of approximately $12 million, and the unfavorable impact of higher restructuring, acquisition and integration-related costs of approximately $17 million.

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended July 4, 2015 were $827.5 million (21.1% of net sales), compared to $703.2 million (18.2% of net sales) for the six months ended June 28, 2014. As a percentage of net sales, selling, general and administrative expenses increased 290 basis points. The increase in selling, general and administrative expenses in dollars was primarily attributable to a $125 million charge related to the settlement and further defense of the polyurethane foam litigation described in more detail herein, approximately $36 million of costs associated with higher sales volumes due to higher legacy sales, acquisitions and new product introductions, and increased employee and benefit costs of approximately $12 million, partially offset by the positive impact of foreign exchange rates of approximately $44 million.

Operating income

Operating income for the six months ended July 4, 2015 was $299.6 million (7.6% of net sales) reflecting a decrease of $53.4 million, or 15.1%, compared to operating income of $353.0 million (9.1% of net sales) for the six months ended June 28, 2014. The decrease in operating income was attributable to a $125 million charge related to the settlement and further defense of the polyurethane foam litigation described in more detail herein, the net impact of unfavorable foreign exchange rates of approximately $41 million, increased employee costs of $12 million, the unfavorable net impact of price and product mix of approximately $12 million, and the unfavorable impact of higher restructuring, acquisition and integration-related costs of approximately $16 million which includes approximately $6 million related to inventory step-up, partially offset by increased sales volumes of approximately $61 million due to higher legacy sales, acquisitions and costs associated with new product introductions, increases in operations productivity of approximately $61 million, and lower input costs of approximately $25 million.

Global Ceramic segment—Operating income was $206.5 million (13.7% of segment net sales) for the six months ended July 4, 2015 reflecting an increase of $39.5 million compared to operating income of $167.1 million (11.2% of segment net sales) for the six months ended June 28, 2014. The increase in operating income was primarily attributable to sales volume increases of approximately $26 million due to higher legacy sales and acquisitions, net of costs associated with new product introductions, operations productivity of approximately $16 million, and the favorable net impact of price and product mix of approximately $15 million, partially offset by the net impact of unfavorable foreign exchange rates of approximately $17 million.

Flooring NA segment—Operating income was $20.0 million (1.1% of segment net sales) for the six months ended July 4, 2015 reflecting a decrease of $104.0 million compared to operating income of $124.0 million (7.4% of segment net sales) for the six months ended June 28, 2014. The decrease in operating income was primarily attributable to a $125 million charge related to the settlement and further defense of the polyurethane foam litigation described in more detail herein, the unfavorable net impact of price and product mix of approximately $24 million, and the unfavorable impact of higher restructuring, acquisition and integration-related costs of approximately $18 million, partially offset by increases in operations productivity of approximately $42 million, sales volume increases of approximately $12 million due to higher legacy sales and acquisitions, net of costs associated with new product introductions, and lower input costs of approximately $7 million.

Flooring ROW segment—Operating income was $97.7 million (15.1% of segment net sales) for the six months ended ended July 4, 2015 reflecting an increase of $18.8 million compared to operating income of $78.9 million (11.3% of segment net sales) for the six months ended June 28, 2014. The increase in operating income was primarily attributable to higher sales volume of approximately $23 million due to higher legacy sales and acquisitions, net of costs associated with new product introductions, lower input costs of approximately $12 million, lower restructuring, acquisition and integration costs of $6 million, and operations productivity of approximately $4 million, partially offset by the net impact of unfavorable foreign exchange rates of approximately $24 million and the unfavorable net impact of price and product mix of approximately $3 million.

Interest expense

Interest expense was $33.3 million for the six months ended July 4, 2015, reflecting a decrease of $9.5 million compared to interest expense of $42.8 million for the six months ended June 28, 2014. The decrease was primarily attributable to the Company purchasing approximately $254.5 million of the 6.125% senior notes in 2014 and lower rates.

Other (income) expense, net

Other expense was $1.8 million for the six months ended July 4, 2015, reflecting a favorable change of $1.5 million compared to other expense of $3.3 million for the six months ended June 28, 2014. The increase was primarily attributable to the favorable impact of foreign exchange rates on transactions.

Income tax expense

For the six months ended July 4, 2015, the Company recorded income tax expense of $55.2 million on earnings from continuing operations before income taxes of $264.5 million for an effective tax rate of 20.9%, as compared to an income tax expense of $72.9 million on earnings from continuing operations before income taxes of $306.9 million, for an effective tax rate of 23.8% for the six months ended June 28, 2014. The difference in the effective tax rate for the comparative period is due to the receipt of a positive ruling from the Italian tax authorities and the geographic dispersion of earnings and losses for the periods.

Liquidity and Capital Resources

The Company’s primary capital requirements are for working capital, capital expenditures and acquisitions. The Company’s capital needs are met primarily through a combination of internally generated funds, commercial paper, bank credit lines, term and senior notes and credit terms from suppliers.

Net cash provided by operating activities in the first six months of 2015 was $267.5 million, compared to net cash provided by operating activities of $97.9 million in the first six months of 2014. The increase was primarily attributable to changes in working capital, partially offset by lower earnings.

Net cash used in investing activities in the first six months of 2015 was $1,429.6 million compared to net cash used in investing activities of $249.7 million in the first six months of 2014. The increase was primarily attributable to acquisitions of $1,201.2 million in the current year partially offset by lower capital expenditures of $21.3 million in the current year. Capital spending during the remainder of 2015 is expected to range from approximately $300 million to $400 million and is intended to support sales and income growth, promote new product innovations and upgrade the assets of the acquired businesses.

Net cash provided by financing activities in the first six months of 2015 was $1,239.0 million compared to net cash provided by financing activities of $168.4 million in the first six months of 2014. The change in cash provided by financing is primarily attributable to increased borrowings in the current year.

Senior Credit Facility

On September 25, 2013, the Company entered into a $1,000 million, 5-year, senior revolving credit facility (the "2013 Senior Credit Facility"). The 2013 Senior Credit Facility provided for a maximum of $1,000 million of revolving credit, including limited amounts of credit in the form of letters of credit and swingline loans. The Company paid financing costs of $1.8 million in connection with its 2013 Senior Credit Facility. These costs were deferred and, along with unamortized costs of $11.4 million related to the Company’s previous Credit Facility, were amortized over the term of the 2013 Senior Credit Facility.

On March 26, 2015, the Company amended and restated the 2013 Senior Credit Facility increasing its size from $1,000 million to $1,800 million and extending the maturity from September 25, 2018 to March 26, 2020 (the "2015 Senior Credit Facility"). The 2015 Senior Credit Facility eliminates certain provisions in the 2013 Senior Credit Facility, including those that: (a) accelerated the maturity date to 90 days prior to the maturity of senior notes due in January 2016 if certain specified liquidity levels were not met; and (b) required that certain subsidiaries guarantee the Company's obligations if the Company’s credit ratings fell below investment grade. The 2015 Senior Credit Facility also modified certain negative covenants to provide the Company with additional flexibility, including that to make acquisitions and incur indebtedness.

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

The Company paid financing costs of $2.6 million in connection with its 2015 Senior Credit Facility. These costs were deferred and, along with unamortized costs of $8.7 million related to the Company’s 2013 Senior Credit Facility, are being amortized over the term of the 2015 Senior Credit Facility.

As of July 4, 2015, amounts utilized under the 2015 Senior Credit Facility included $606.7 million of borrowings and $1.4 million of standby letters of credit related to various insurance contracts and foreign vendor commitments. The outstanding borrowings of $541.0 million under the Company's commercial paper program as of July 4, 2015 reduce the availability of the 2015 Senior Credit Facility. Taking the commercial paper borrowings into account, the Company has utilized $1,149.1 million under the 2015 Senior Credit Facility resulting in a total of $650.9 million available under the 2015 Senior Credit Facility.

Commercial Paper

On February 28, 2014, the Company established a U.S. commercial paper program for the issuance of unsecured commercial paper in the United States capital markets. Under the commercial paper program, the Company issues commercial paper notes from time to time, subject to availability under the 2015 Senior Credit Facility, which the Company uses as a liquidity backstop. On May 21, 2015, following the amendment and restatement of the 2013 Credit Facility, the Company expanded the amount of borrowings permitted under its commercial paper program from $1,000.0 million to $1,800.0 million. The commercial paper notes will have maturities ranging from one day to 397 days and will not be subject to voluntary prepayment by the Company or redemption prior to maturity. The commercial paper notes will rank pari passu with all of the Company's other unsecured and unsubordinated indebtedness.

The proceeds from the sale of commercial paper notes will be available for general corporate purposes. The Company used the initial proceeds from the sale of commercial paper notes to repay borrowings under its 2013 Senior Credit Facility and certain of its industrial revenue bonds. As of July 4, 2015, the amount utilized under the commercial paper program was $541.0 million with a weighted-average interest rate and maturity period of 0.48% and 19 days, respectively.

Senior Notes

On June 9, 2015, the Company issued €500.0 million aggregate principal amount of 2.00% Senior Notes due January 14, 2022. The Notes are senior unsecured obligations of the Company and rank equally with all of the Company’s existing and future unsecured indebtedness. Interest on the Notes is payable annually in cash on January 14 of each year, commencing on January 14, 2016. The Company paid financing costs of $4.2 million in connection with the 2.00% Senior Notes. These costs were deferred and are being amortized over the term of the 2.00% Senior Notes.

On January 31, 2013, the Company issued $600.0 million aggregate principal amount of 3.85% Senior Notes due February 1, 2023. The Company paid financing costs of $6.0 million in connection with the 3.85% Senior Notes. These costs were deferred and are being amortized over the term of the 3.85% Senior Notes.

On January 17, 2006, the Company issued $900.0 million aggregate principal amount of 6.125% notes due January 15, 2016. Interest payable on these notes is subject to adjustment if either Moody’s or S&P, or both, upgrades or downgrades the rating assigned to the Company. Each rating agency downgrade results in a 0.25% increase in the interest rate, subject to a maximum increase of 1% per rating agency. If later the rating of these notes improves, then the interest rates would be reduced accordingly. Each 0.25% increase in the interest rate of these notes would increase the Company’s interest expense by approximately $63 per quarter per $100.0 million of outstanding notes. The current rate in effect is 6.125%. Any future downgrades in the Company’s credit ratings could increase the cost of its existing credit and adversely affect the cost of and ability to obtain additional credit in the future.

On August 15, 2014, the Company purchased for cash approximately $200.0 million aggregate principal amount of its outstanding 6.125% senior notes due January 15, 2016 at a price equal to 107.73% of the principal amount, resulting in a premium to redeeming noteholders of approximately $15.5 million and fees of $1.1 million associated with the redemption. The premium as well as the fees are included in interest expense on the condensed consolidated statement of operations for the three and six months ended July 4, 2015.

On November 3, 2014, the Company purchased for cash approximately $54.4 million aggregate principal amount of its outstanding 6.125% senior notes due January 15, 2016 at a price equal to 106.38% of the principal amount, resulting in a premium to redeeming noteholders of approximately $3.5 million. The premium is included in interest expense on the condensed consolidated statement of operations as at July 4, 2015.

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

At July 4, 2015, the amount utilized under the Securitization Facility was $500.0 million, which was secured by $763.8 million of Receivables.

The Company may continue, from time to time, to retire its outstanding debt through cash purchases in the open market, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amount involved may be material.

As of July 4, 2015, the Company had cash of $171.1 million, of which $127.1 million was held outside the United States. While the Company’s plans are to permanently reinvest the cash held outside the United States, the estimated cost of repatriation for the cash as of July 4, 2015 was approximately $44.5 million. The Company believes that its cash and cash equivalents on hand, cash generated from operations and availability under its 2015 Senior Credit Facility will be sufficient to meet its capital expenditure, working capital and debt servicing requirements over the next twelve months.

Contractual Obligations

Other than the 2015 Senior Credit Facility and the 2.00% Senior Notes, which are described in detail herein, there have been no significant changes to the Company’s contractual obligations as disclosed in the Company’s 2014 Annual Report filed on Form 10-K.

Critical Accounting Policies and Estimates

There have been no significant changes to the Company’s critical accounting policies and estimates during the period, except as described in Note 1 in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q under the heading "Hedges of Net Investments in Non-U.S. Operations." The Company’s critical accounting policies and estimates are described in its 2014 Annual Report filed on Form 10-K.

Recent Accounting Pronouncements

See Note 1 in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q under the heading "New Accounting Pronouncements" for a discussion of new accounting pronouncements which is incorporated herein by reference.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of July 4, 2015.

Seasonality

The Company is a calendar year-end company. With respect to its Flooring NA and Global Ceramic segments, its results of operations for the first quarter tend to be the weakest followed by the fourth quarter. The second and third quarters typically produce higher net sales and operating income in these segments. These results are primarily due to consumer residential spending patterns which have historically decreased during the holiday season and the first two months following. The Flooring ROW segment’s second quarter typically produces the highest net sales and earnings followed by a moderate first and fourth quarter and a weaker third quarter.

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

As of July 4, 2015, approximately 52% of the Company's debt portfolio was comprised of fixed-rate debt and 48% was floating-rate debt. A 1.0 percentage point change in the interest rate of the floating-rate debt would not have a material impact on the Company's results of operations. There have been no other significant changes to the Company’s exposure to market risk as disclosed in the Company’s 2014 Annual Report filed on Form 10-K.

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

There were no changes in the Company's internal control over financial reporting that occurred during the period covered by this report that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting other than the integration of the Acquisitions referenced in Note 2 in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q. As a result of these transactions, the Company's internal control over financial reporting now includes controls, procedures and supporting systems with respect to transactions and account balances of the Acquisitions, which are reflected in the Company's consolidated financial statements.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is involved in litigation from time to time in the regular course of its business. Except as noted below, there are no material legal proceedings pending or known by the Company to be contemplated to which the Company is a party or to which any of its property is subject.

Beginning in August 2010, a series of civil lawsuits were initiated in several U.S. federal courts alleging that certain manufacturers of polyurethane foam products and competitors of the Company’s carpet underlay division had engaged in price fixing in violation of U.S. antitrust laws. The Company has been named as a defendant in a number of individual cases (the first filed on August 26, 2010), as well as in two consolidated amended class action complaints (the first filed on February 28, 2011, on behalf of a class of all direct purchasers of polyurethane foam products, and the second filed on March 21, 2011, on behalf of a class of indirect purchasers). All pending cases in which the Company has been named as a defendant were filed in or transferred to the U.S. District Court for the Northern District of Ohio for consolidated pre-trial proceedings under the name In re: Polyurethane Foam Antitrust Litigation, Case No. 1:10-MDL-02196.

In these actions, the plaintiffs, on behalf of themselves and/or a class of purchasers, seek damages allegedly suffered as a result of alleged overcharges in the price of polyurethane foam products from at least 1999 to the present. Any damages actually awarded at trial are subject to being tripled under U.S. antitrust laws.

On March 23, 2015, the Company entered into an agreement to settle all claims brought by the class of direct purchasers, and on April 30, 2015, the Company entered into an agreement to settle all claims brought by the class of indirect purchasers. Both settlement agreements are subject to court approval, which the Company expects to receive. The Company denies all allegations of wrongdoing but settled the class actions to avoid the uncertainty, risk, expense and distraction of protracted litigation.

The Company remains a defendant in a number of cases involving other purchasers of polyurethane foam products not sold by the Company. On April 23, 2015, the Court consolidated twelve of these lawsuits involving non-class claims filed against the Company by direct purchasers of polyurethane foam. These consolidated cases had been scheduled for trial to begin August 18, 2015. The Company has agreements to settle all of the cases set for trial in August. In addition, the Company has executed agreements to settle nine additional individual cases. Five individual cases remain pending against the Company, all of which were brought by purchasers of polyurethane foam products not sold by the Company. The amount of the damages in the remaining cases varies or has not yet been specified by the plaintiffs. Each plaintiff also seeks attorney fees, pre-judgment and post-judgment interest, court costs and injunctive relief against future violations.

In December 2011, the Company was named as a defendant in a Canadian Class action, Hi! Neighbor Floor Covering Co. Limited v. Hickory Springs Manufacturing Company, et al., filed in the Superior Court of Justice of Ontario, Canada and Options Consommateures v. Vitafoam, Inc. et.al., filed in the Superior Court of Justice of Quebec, Montreal, Canada, both of which allege similar claims against the Company as raised in the U.S. actions and seek unspecified damages and punitive damages. On June 12, 2015, the Company entered into an agreement to settle all claims brought by the class of Canadian plaintiffs. The Company continues to deny all allegations of wrongdoing but is settling to avoid the uncertainty, risk, expense and distraction of protracted litigation.

During the three months ended April 4, 2015 the Company recorded a $125 million charge within selling, general and administrative expenses for the settlement and defense of the antitrust cases. The Company believes that adequate provisions for resolution of all of these cases have been made. The Company does not believe that the ultimate outcome of the remaining cases will have a material adverse effect on its financial condition, but the resolution of such cases could have a material adverse effect on the Company’s results of operations, cash flows or liquidity in a given quarter or year.

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

    On December 28, 2012, the Belgian tax authority issued assessments for the years ended December 31, 2005 and December 31, 2009, in the amounts of €46 million and €36 million, respectively, including penalties, but excluding interest. The Company filed a formal protest during the first quarter of 2013 relating to the new assessments. In September 2013, the Belgian tax authority denied the Company's protests, and the Company has brought these two years before the Court of First Appeal in Bruges.

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

In January of 2015, the Company met with the Court of First Appeal in Bruges and agreed with the Belgian tax authorities to consolidate and argue the issues regarding the years 2005 and 2009, and apply the ruling to all of the open years (to the extent there are no additional facts/procedural arguments in the other years).

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

On August 5, 2015, the Compensation Committee of the Company’s board of directors approved a change to Brian R. Carson’s salary in light of the additional responsibilities he assumed as President of the Company’s Flooring NA segment. The new annual base salary is $600,000, effective July 1, 2015. The committee also awarded a one-time grant of 5,000 restricted stock units (“RSUs”) to Mr. Carson, all of which will vest on the 5th anniversary of the grant date. The RSUs are subject to the Company’s standard terms and conditions under its 2012 Incentive Plan.

Item 6.	Exhibits

No.	Description

10.1*
Underwriting Agreement, dated as of June 2, 2015, by and among Mohawk Industries, Inc., Barclays Bank PLC, J.P. Morgan Securities plc and Merrill Lynch International, as representatives of the underwriters named therein (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated June 2, 2015).

10.2*
Second Supplemental Indenture, dated as of June 9, 2015, by and among Mohawk Industries, Inc., U.S. Bank National Association, as trustee, Elavon Financial Services Limited, UK Branch, as initial paying agent, and Elavon Financial Services Limited, as initial registrar (incorporated herein by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K dated June 9, 2015).

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

MOHAWK INDUSTRIES, INC.
(Registrant)

Dated:	August 7, 2015	By:	/s/ Jeffrey S. Lorberbaum
JEFFREY S. LORBERBAUM
Chairman and Chief Executive Officer
(principal executive officer)

Dated:	August 7, 2015	By:	/s/ Frank H. Boykin
FRANK H. BOYKIN
Chief Financial Officer
(principal financial officer)