Form 10-Q
period 2015-10-03
MOHAWK INDUSTRIES INC
filed 2015-11-09
CIK 851968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________
[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s common stock as of November 4, 2015, the latest practicable date, is as follows: 73,926,764 shares of common stock, $.01 par value.

MOHAWK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

 MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	October 3, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$110,716	97,877
Receivables, net	1,340,650	1,081,963
Inventories	1,621,154	1,543,313
Prepaid expenses	226,665	225,759
Deferred income taxes	152,899	151,784
Other current assets	47,110	31,574
Total current assets	3,499,194	3,132,270
Property, plant and equipment	5,623,519	5,130,213
Less: accumulated depreciation	2,577,028	2,427,003
Property, plant and equipment, net	3,046,491	2,703,210
Goodwill	2,280,722	1,604,352
Tradenames	639,831	622,691
Other intangible assets subject to amortization, net	278,824	79,318
Deferred income taxes and other non-current assets	319,420	143,703
	$10,064,482	8,285,544

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and commercial paper	$1,927,815	851,305
Accounts payable and accrued expenses	1,371,969	1,104,509
Total current liabilities	3,299,784	1,955,814
Deferred income taxes	485,043	401,674
Long-term debt, less current portion	1,263,176	1,402,135
Other long-term liabilities	238,446	103,108
Total liabilities	5,286,449	3,862,731
Commitments and contingencies (Note 13)
Redeemable noncontrolling interest	22,150	—
Stockholders’ equity:
Preferred stock, $.01 par value; 60 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 150,000 shares authorized; 81,267 and 81,070 shares issued in 2015 and 2014, respectively	813	811
Additional paid-in capital	1,751,219	1,598,887
Retained earnings	3,911,148	3,487,079
Accumulated other comprehensive loss	(698,300)	(429,321)
	4,964,880	4,657,456
Less treasury stock at cost; 7,351 and 8,157 shares in 2015 and 2014, respectively	215,795	239,450
Total Mohawk Industries, Inc. stockholders' equity	4,749,085	4,418,006
Nonredeemable noncontrolling interest	6,798	4,807
Total stockholders' equity	4,755,883	4,422,813
	$10,064,482	8,285,544
See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Net sales	$2,150,656	1,990,658	6,073,566	5,852,000
Cost of sales	1,489,252	1,434,236	4,285,090	4,239,411
Gross profit	661,404	556,422	1,788,476	1,612,589
Selling, general and administrative expenses	372,670	342,729	1,200,152	1,045,913
Operating income	288,734	213,693	588,324	566,676
Interest expense	19,319	34,786	52,606	77,584
Other (income) expense, net	4,249	(2,374)	6,094	961
Earnings from continuing operations before income taxes	265,166	181,281	529,624	488,131
Income tax expense	49,463	30,021	104,643	102,957
Net earnings including noncontrolling interests	215,703	151,260	424,981	385,174
Net income (loss) attributable to noncontrolling interests	798	(6)	1,238	77
Net earnings attributable to Mohawk Industries, Inc.	$214,905	151,266	423,743	385,097

Basic earnings per share attributable to Mohawk Industries, Inc.
Basic earnings per share attributable to Mohawk Industries, Inc.	$2.91	2.08	5.77	5.29
Weighted-average common shares outstanding—basic	73,915	72,864	73,384	72,814

Diluted earnings per share attributable to Mohawk Industries, Inc.
Diluted earnings per share attributable to Mohawk Industries, Inc.	$2.89	2.06	5.73	5.25
Weighted-average common shares outstanding—diluted	74,438	73,376	73,907	73,332
See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Net earnings including noncontrolling interests	$215,703	151,260	424,981	385,174
Other comprehensive income (loss):
Foreign currency translation adjustments	(72,728)	(258,276)	(269,061)	(301,590)
Pension prior service cost and actuarial gain	—	12	82	16
Other comprehensive income (loss)	(72,728)	(258,264)	(268,979)	(301,574)
Comprehensive income (loss)	142,975	(107,004)	156,002	83,600
Comprehensive income (loss) attributable to noncontrolling interests	798	(6)	1,238	77
Comprehensive income (loss) attributable to Mohawk Industries, Inc.	$142,177	(106,998)	154,764	83,523
See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	October 3, 2015	September 27, 2014
Cash flows from operating activities:
Net earnings	$424,981	385,174
Adjustments to reconcile net earnings to net cash provided by operating activities:
Restructuring	18,716	14,078
Depreciation and amortization	268,622	249,905
Deferred income taxes	(35,171)	(44,842)
Loss on extinguishment of debt	—	16,530
Loss on disposal of property, plant and equipment	349	511
Stock-based compensation expense	24,488	21,497
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	(147,213)	(187,243)
Inventories	(3,219)	(108,875)
Accounts payable and accrued expenses	146,025	20,911
Other assets and prepaid expenses	(101,466)	(28,266)
Other liabilities	60,840	(15,957)
Net cash provided by operating activities	656,952	323,423
Cash flows from investing activities:
Additions to property, plant and equipment	(352,070)	(391,580)
Acquisitions, net of cash acquired	(1,211,715)	19
Net cash used in investing activities	(1,563,785)	(391,561)
Cash flows from financing activities:
Payments on Senior Credit Facilities	(1,087,338)	(1,399,286)
Proceeds from Senior Credit Facilities	1,057,661	1,048,237
Payments on Commercial Paper	(13,456,251)	(4,589,051)
Proceeds from Commercial Paper	13,856,454	5,158,101
Repayment of senior notes	—	(200,000)
Proceeds from 2.00% Senior Notes	564,653	—
Payments of acquired debt and other financings	(9,321)	(39,921)
Change in asset securitization borrowings, net	—	200,000
Payments on other debt	—	(52,920)
Debt issuance costs	(6,859)	—
Debt extinguishment costs	—	(15,450)
Change in outstanding checks in excess of cash	1,709	5,327
Proceeds and net tax benefit from stock transactions	9,798	11,550
Net cash provided by financing activities	930,506	126,587
Effect of exchange rate changes on cash and cash equivalents	(10,834)	(6,946)
Net change in cash and cash equivalents	12,839	51,503
Cash and cash equivalents, beginning of period	97,877	54,066
Cash and cash equivalents, end of period	$110,716	105,569

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

Segment Realignment

During the second quarter of 2015, the Company realigned its reportable segments to reflect how the Company’s results will be reported by management. The Company has reorganized the business into three segments - Global Ceramic, Flooring North America ("Flooring NA") and Flooring Rest of the World ("Flooring ROW"). In order to leverage its relationship and distribution capabilities, the Company organized its carpet, wood, laminate and vinyl operations by geography into the Flooring NA segment and Flooring ROW segment. The Company did not make changes to the Global Ceramic segment. Previously reported segment results have been reclassified to conform to the current period presentation.

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

Hedges of Net Investments in Non-U.S. Operations

The Company has numerous investments outside the United States. The net assets of these subsidiaries are exposed to changes and volatility in currency exchange rates. The Company uses foreign currency denominated debt to hedge its non-U.S. net investments against adverse movements in exchange rates. The gains and losses on the Company's net investments in its non-U.S. operations are economically offset by losses and gains on its foreign currency borrowings. The Company designated its €500,000 2.00% Senior Notes borrowing as a net investment hedge of a portion of its European operations. For the nine months ended October 3, 2015, the change in the U.S. dollar value of the Company's euro denominated debt was $3,989 ($2,493 net of taxes), which is recorded in the foreign currency translation adjustment component of other comprehensive income (loss). The increase in the U.S. dollar value of the Company's debt partially offsets the euro-to-dollar translation of the Company's net investment in its European operations.

Recent Accounting Pronouncements

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

beginning after December 15, 2017. The Company currently plans to adopt the provisions of this new accounting standard at the beginning of fiscal year 2018, and is currently assessing the impact on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. This topic converges the guidance within U.S. GAAP and IFRS. The new standard intends to simplify the presentation of debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, versus recording the costs as a prepaid expense in other assets that is amortized. The new standard will more closely align the presentation of debt issuance costs under U.S. GAAP with the presentation under comparable IFRS. In August 2015, the FASB issued ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30) to address the measurement of debt issuance costs associated with line-of-credit arrangements. ASU 2015-15 states that an entity can defer and present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless if there are outstanding borrowings on the line-of-credit arrangement. The new guidance is effective for annual reporting periods beginning after December 15, 2015, including interim reporting periods within that reporting period and early application is permitted. Accordingly, the Company plans to adopt the provisions of this new accounting standard at the beginning of fiscal year 2016. As this standard impacts only the classification of certain amounts within the consolidated balance sheets, the Company does not expect this ASU to have a material impact on its consolidated financial statements.

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

In July 2015, the FASB issued ASU 2015-12, Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), Health and Welfare Benefit Plans (Topic 965). There are three parts to ASU 2015-12 that aim to reduce complexity in employee benefit accounting. Part I of this ASU requires fully benefit-responsive investment contracts to be measured at contract value instead of the current fair value measurement. Part II of this ASU requires investments (both participant-directed and nonparticipant-directed investments) of employee benefit plans be grouped only by general type, eliminating the need to disaggregate the investments in multiple ways. Part III of this ASU provides a similar measurement date practical expedient for employee benefit plans as available in ASU No. 2015-04, which allows employers to measure defined benefit plan assets on a month-end date that is nearest to the year’s fiscal year-end when the fiscal period does not coincide with a month-end. Parts I and II of the new guidance should be applied on a retrospective basis. Part III of the new guidance should be applied on a prospective basis. This ASU is effective for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years. Accordingly, the Company plans to adopt the provisions of this update at the beginning of fiscal year 2016. The adoption is not expected to have a material impact on the Company's consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Under this ASU, acquirers must recognize measurement-period adjustments in the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. This guidance is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. Accordingly, the Company plans to adopt the provisions of this update at the beginning of fiscal year 2017, and is currently assessing the impact on its consolidated financial statements.

2. Acquisitions

IVC Group
On January 13, 2015, the Company entered into a share purchase agreement (the “Share Purchase Agreement”) with Enterhold S.A., a Luxembourg societe anonyme (the “Seller”), to acquire all of the outstanding shares of International Flooring Systems S.A., a Luxembourg societe anonyme, and its subsidiaries (collectively, the “IVC Group”). The IVC Group is a global manufacturer, distributor and marketer of luxury vinyl tile ("LVT") and sheet vinyl. On June 12, 2015, pursuant to the terms of the Share Purchase Agreement, the Company completed the acquisition of IVC Group for  $1,146,438. The results of the IVC Group's operations have been included in the consolidated financial statements since that date in the Flooring NA and the Flooring ROW segments. The IVC Group acquisition will position the Company as a major participant in both the fast growing LVT category and the expanding fiberglass sheet vinyl business.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Pursuant to the terms of the Share Purchase Agreement, the Seller will indemnify the Company for uncertain tax positions and tax liabilities that were incurred by the Seller. The Company has recorded these tax liabilities and related indemnification asset in the amount of $57,729 as of the acquisition date in other long-term liabilities and other long-term assets, respectively.

The equity value of IVC Group was paid to the Seller in cash and in shares of the Company's common stock (the “Shares”). Pursuant to the Share Purchase Agreement, the Company (i) acquired the entire issued share capital of IVC Group and (ii) acquired $17,122 of indebtedness of the IVC Group, in exchange for a cash payment of $732,191, debt paid of $261,152, and 806 issued Shares for a value of $153,095.
The Company funded the cash portion of the IVC Group acquisition through a combination of proceeds from the 2.00% Senior Notes (as discussed in Note 14), cash on hand and borrowings under the 2015 Senior Credit Facility (as discussed in Note 14).

KAI Group

On May 12, 2015, the Company purchased 90% of all outstanding shares of Advent KAI Luxembourg Holdings S.a r.l., a societe a respsonsabilite limitee, and its subsidiaries (collectively, the "KAI Group"), an eastern European ceramic tile floor manufacturer. The Company completed the acquisition of the KAI Group for $194,613. The results of the KAI Group's operations have been included in the consolidated financial statements since the date of acquisition in the Global Ceramic segment. The KAI Group has a low cost position in the Bulgarian and Romanian markets. The combination with the Company will present opportunities to enhance the group's product offering, upgrade its technology and expand its exports to other countries. The remaining 10% ownership interest in the KAI Group is controlled by a third party. The 10% interest is subject to redemption provisions that are not solely within the Company’s control and therefore is recorded as a redeemable noncontrolling interest in the mezzanine section of the balance sheet for $22,150. Pursuant to the share purchase agreement, the Company (i) acquired 90% of the issued share capital of the KAI Group and (ii) acquired $24 of indebtedness of the KAI Group, in exchange for a cash payment of $169,540 and debt paid of $25,073.

The Company accounted for the acquisitions of the IVC Group and the KAI Group (the “Acquisitions”) using the acquisition method of accounting, with the Company as the acquirer of the IVC Group and the KAI Group. The preliminary estimated combined consideration transferred of $1,341,051, including debt paid and shares issued, was determined in accordance with the respective share purchase agreements. The preliminary consideration transferred is allocated to tangible and intangible assets and liabilities based upon their respective fair values.

During the three and nine months ended October 3, 2015, the Company incurred direct transaction costs of $2,725 and $7,403, respectively, for the Acquisitions which were expensed as incurred in selling, general and administrative expenses.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Fair value of assets, net of cash acquired	$1,382,357
Noncontrolling interests in assets acquired	(24,160)
Assumed indebtedness	(17,146)
Consideration transferred	$1,341,051

Working capital	140,606
Property, plant and equipment	363,570
Tradenames	48,563
Customer relationships	224,326
Goodwill	730,736
Other long-term assets	68,556
Long-term debt, including current portion	(17,146)
Other long-term liabilities	(66,747)
Deferred tax liability	(127,253)
Noncontrolling interest	(24,160)
Consideration transferred	$1,341,051

The Company is continuing to obtain information to complete its valuation of intangible assets, as well as to determine the fair value of the acquired assets and liabilities including tax accounts, legal liabilities and other attributes. The purchase price allocation is preliminary until the Company obtains final information regarding these fair values.

Intangible assets subject to amortization of $224,326 related to customer relationships have estimated lives of 12 to 14 years. In addition to the amortizable intangible assets, there is an additional $48,563 in indefinite-lived tradename intangible assets. The goodwill of $730,736 was allocated to the Company's segments as disclosed in Note 6, Goodwill and Intangible Assets. The factors contributing to the recognition of the amount of goodwill are based on strategic and synergistic benefits that are expected to be realized from the Acquisitions. These benefits include the opportunities to improve the Company's performance by leveraging best practices, operational expertise, product innovation and manufacturing assets. The recognized goodwill from the Acquisitions is not expected to be deductible for tax purposes.

The amount of revenue and earnings of the Acquisitions since the acquisition date included in the consolidated statements of operations for the three and nine months ended October 3, 2015 was not material. The results of operations for the Acquisitions were not significant to the Company's consolidated results of operations and, accordingly, the Company has not provided pro forma information relating to the Acquisitions.

Other Acquisitions

During the first quarter of 2015, the Company acquired certain assets of a distribution business in the Flooring ROW segment for $2,822, resulting in a preliminary goodwill allocation of $2,659.

During the third quarter of 2015, the Company acquired certain assets of a ceramic business in the Global Ceramic segment for $20,423, resulting in a preliminary goodwill allocation of $269.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Restructuring, acquisition transaction and integration-related costs consisted of the following during the three and nine months ended October 3, 2015 and September 27, 2014:

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Cost of sales
Restructuring costs (a)	$5,828	3,862	26,135	9,396
Acquisition integration-related costs	1,463	3,399	3,473	10,257
Restructuring and integration-related costs	$7,291	7,261	29,608	19,653

Selling, general and administrative expenses
Restructuring costs (a)	$150	1,465	1,231	4,682
Acquisition transaction-related costs	2,725	—	7,403	—
Acquisition integration-related costs	2,604	5,287	5,542	12,572
Restructuring, acquisition and integration-related costs	$5,479	6,752	14,176	17,254

(a) The restructuring costs for 2015 and 2014 primarily relate to the Company's actions taken to lower its cost structure and improve efficiencies of manufacturing and distribution operations as the Company adjusted to changing economic conditions as well as actions related to the Company's recent acquisitions. During the three and nine months ended October 3, 2015, restructuring costs included accelerated depreciation of $1,080 and $8,650, respectively.

The restructuring activity for the nine months ended October 3, 2015 is as follows:

	Lease impairments	Asset write-downs	Severance	Other restructuring costs	Total
Balance as of December 31, 2014	$1,741	—	3,037	100	4,878
Provision - Global Ceramic segment	—	1,245	—	(1,014)	231
Provision - Flooring NA segment	1,877	5,451	1,700	5,369	14,397
Provision - Flooring ROW segment	—	8,667	1,211	2,860	12,738
Cash payments	(3,146)	—	(3,614)	(8,210)	(14,970)
Non-cash items	—	(15,363)	—	1,015	(14,348)
Balance as of October 3, 2015	$472	—	2,334	120	2,926

The Company expects the remaining lease impairments, severance and other restructuring costs to be paid over the next four years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Receivables, net

Receivables, net are as follows:

	October 3, 2015	December 31, 2014
Customers, trade	$1,350,403	1,081,493
Income tax receivable	14,009	12,301
Other	58,714	60,772
	1,423,126	1,154,566
Less: allowance for discounts, returns, claims and doubtful accounts	82,476	72,603
Receivables, net	$1,340,650	1,081,963

5. Inventories

The components of inventories are as follows:

	October 3, 2015	December 31, 2014
Finished goods	$1,073,711	1,021,188
Work in process	145,663	129,471
Raw materials	401,780	392,654
Total inventories	$1,621,154	1,543,313

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

The components of goodwill and other intangible assets are as follows:

Goodwill:

	Global Ceramic segment	Flooring NA segment	Flooring ROW segment	Total
Balance as of December 31, 2014
Goodwill	$1,395,132	538,515	998,130	2,931,777
Accumulated impairment losses	(531,930)	(343,054)	(452,441)	(1,327,425)
	$863,202	195,461	545,689	1,604,352

Goodwill recognized or adjusted during the period	$100,316	319,528	313,820	733,664
Currency translation during the period	(12,579)	—	(44,715)	(57,294)

Balance as of October 3, 2015
Goodwill	1,482,869	858,043	1,267,235	3,608,147
Accumulated impairment losses	(531,930)	(343,054)	(452,441)	(1,327,425)
	$950,939	514,989	814,794	2,280,722

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Intangible assets not subject to amortization:

Tradenames
Balance as of December 31, 2014	$622,691
Intangible assets acquired during the period	48,563
Currency translation during the period	(31,423)
Balance as of October 3, 2015	$639,831

Intangible assets subject to amortization:

Gross carrying amounts:	Customer relationships	Patents	Other	Total
Balance as of December 31, 2014	$354,768	270,466	1,479	626,713
Intangible assets acquired during the period	223,825	—	501	224,326
Currency translation during the period	(16,727)	(20,984)	—	(37,711)
Balance as of October 3, 2015	$561,866	249,482	1,980	813,328

Accumulated amortization:	Customer relationships	Patents	Other	Total
Balance as of December 31, 2014	$320,851	225,875	669	547,395
Amortization during the period	10,573	10,170	5	20,748
Currency translation during the period	(16,178)	(17,468)	7	(33,639)
Balance as of October 3, 2015	$315,246	218,577	681	534,504

Intangible assets subject to amortization, net	$246,620	30,905	1,299	278,824

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Amortization expense	$9,378	6,140	20,748	18,687

Estimated amortization expense for the years ending December 31 are as follows:

2015	$28,321
2016	34,864
2017	33,449
2018	24,757
2019	21,711

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Accounts payable and accrued expenses

Accounts payable and accrued expenses are as follows:

	October 3, 2015	December 31, 2014
Outstanding checks in excess of cash	$17,787	16,083
Accounts payable, trade	771,006	622,360
Accrued expenses	347,504	269,668
Product warranties	37,762	29,350
Accrued interest	12,659	28,365
Accrued compensation and benefits	185,251	138,683
Total accounts payable and accrued expenses	$1,371,969	1,104,509

8. Accumulated other comprehensive income (loss)

The changes in accumulated other comprehensive income by component, net of tax, for the nine months ended October 3, 2015 are as follows:

	Foreign currency translation adjustments	Pensions (a)	Total
Balance as of December 31, 2014	$(428,505)	(816)	(429,321)
Current period other comprehensive income (loss) before reclassifications	(269,061)	82	(268,979)
Balance as of October 3, 2015	$(697,566)	(734)	(698,300)

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

The Company did not grant any options for the three and nine months ended October 3, 2015 and September 27, 2014. The Company recognized stock-based compensation costs related to stock options of $18 ($11 net of taxes) and $191 ($121 net of taxes) for the three months ended October 3, 2015 and September 27, 2014, respectively, which has been allocated to cost of sales and selling, general and administrative expenses. The Company recognized stock-based compensation costs related to stock options of $191 ($120 net of taxes) and $666 ($422 net of taxes) for the nine months ended October 3, 2015 and September 27, 2014, respectively, which has been allocated to cost of sales and selling, general and administrative expenses. Pre-tax unrecognized compensation expense for stock options granted to employees and outside directors, net of estimated forfeitures, was $54 as of October 3, 2015, and will be recognized as expense over a weighted-average period of approximately 0.89 years.

The fair value of the option award is estimated on the date of grant using the Black-Scholes-Merton valuation model. Expected volatility is based on the historical volatility of the Company’s common stock. The Company uses historical data to estimate option exercise and forfeiture rates within the valuation model.

The Company granted 5 RSUs at a weighted-average grant-date fair value of $203.85 per unit for the three months ended October 3, 2015. The Company granted 248 RSUs at a weighted-average grant-date fair value of $185.66 per unit for the nine

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

months ended October 3, 2015. The Company did not grant any RSUs for the three months ended September 27, 2014. The Company granted 189 RSUs at a weighted average grant-date fair value of $144.75 per unit for the nine months ended September 27, 2014. The Company recognized stock-based compensation costs related to the issuance of RSUs of $8,084 ($5,211 net of taxes) and $7,119 ($4,510 net of taxes) for the three months ended October 3, 2015 and September 27, 2014, respectively, which has been allocated to cost of sales and selling, general and administrative expenses. The Company recognized stock-based compensation costs related to the issuance of RSUs of $24,297 ($15,634 net of taxes) and $20,831 ($13,196 net of taxes) for the nine months ended October 3, 2015 and September 27, 2014, respectively, which has been allocated to cost of sales and selling, general and administrative expenses. Pre-tax unrecognized compensation expense for unvested RSUs granted to employees, net of estimated forfeitures, was $37,970 as of October 3, 2015, and will be recognized as expense over a weighted-average period of approximately 2.40 years.

10. Other (income) expense, net

Other (income) expense is as follows:

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Foreign currency (gains) losses, net	$5,612	(163)	8,692	4,693
All other, net	(1,363)	(2,211)	(2,598)	(3,732)
Total other (income) expense, net	$4,249	(2,374)	6,094	961

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

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Earnings from continuing operations attributable to Mohawk Industries, Inc.	$214,905	151,266	423,743	385,097
Accretion of redeemable noncontrolling interest (a)	(31)	—	(191)	—
Net earnings available to common stockholders	$214,874	151,266	423,552	385,097

Weighted-average common shares outstanding-basic and diluted:
Weighted-average common shares outstanding—basic	73,915	72,864	73,384	72,814
Add weighted-average dilutive potential common shares—options to purchase common shares and RSUs, net	523	512	523	518
Weighted-average common shares outstanding-diluted	74,438	73,376	73,907	73,332

Earnings per share from continuing operations attributable to Mohawk Industries, Inc.
Basic	$2.91	2.08	5.77	5.29
Diluted	$2.89	2.06	5.73	5.25

(a) Represents the accretion of the Company's redeemable noncontrolling interest to redemption value. See Note 2, Acquisitions for further information.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Segment information is as follows:

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Net sales:
Global Ceramic segment	$791,538	779,842	2,301,168	2,271,660
Flooring NA segment	955,099	886,317	2,722,347	2,562,560
Flooring ROW segment	404,026	326,146	1,050,390	1,021,951
Intersegment sales	(7)	(1,647)	(339)	(4,171)
	$2,150,656	1,990,658	6,073,566	5,852,000
Operating income (loss):
Global Ceramic segment	$120,055	101,254	326,571	268,320
Flooring NA segment	125,910	83,623	145,861	207,578
Flooring ROW segment	55,471	35,046	153,164	113,909
Corporate and intersegment eliminations	(12,702)	(6,230)	(37,272)	(23,131)
	$288,734	213,693	588,324	566,676

	October 3, 2015	December 31, 2014
Assets:
Global Ceramic segment	$3,938,242	3,542,594
Flooring NA segment	3,195,904	2,587,151
Flooring ROW segment	2,699,255	1,909,487
Corporate and intersegment eliminations	231,081	246,312
	$10,064,482	8,285,544

13. Commitments and contingencies

The Company is involved in litigation from time to time in the regular course of its business. Except as noted below, there are no material legal proceedings pending or known by the Company to be contemplated to which the Company is a party or to which any of its property is subject.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Polyurethane Foam Litigation

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

The Company remains a defendant in a number of cases involving other purchasers of polyurethane foam products not sold by the Company. On April 23, 2015, the Court consolidated twelve of these lawsuits involving non-class claims filed against the Company by direct purchasers of polyurethane foam. These consolidated cases had been scheduled for trial to begin August 18, 2015. The Company has executed agreements to settle all of the cases set for trial in August and ten additional individual cases. The Company has also reached an agreement in principle to settle one additional individual case. Three individual cases remain pending against the Company, all of which were brought by purchasers of polyurethane foam products not sold by the Company. The amount of the damages in the remaining cases varies or has not yet been specified by the plaintiffs. Each plaintiff also seeks attorney fees, pre-judgment and post-judgment interest, court costs and injunctive relief against future violations.

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

During the three months ended April 4, 2015 the Company recorded a $125,000 charge within selling, general and administrative expenses for the settlement and defense of the antitrust cases. The Company believes that adequate provisions for resolution of all of these cases have been made. The Company does not believe that the ultimate outcome of the remaining cases will have a material adverse effect on its financial condition.

Belgian Tax Matter

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

assessed. In the quarter ended June 28, 2014, the Company received a formal assessment for the year ended December 31, 2008, totaling €30,131, against which the Company also submitted its formal protest. All 4 additional years were brought before the Court of First Appeal in November 2014.

In January of 2015, the Company met with the Court of First Appeal in Bruges and agreed with the Belgian tax authorities to consolidate and argue the issues regarding the years 2005 and 2009, and apply the ruling to all of the open years (to the extent there are no additional facts/procedural arguments in the other years). The case is scheduled to be argued on December 2, 2015.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company paid financing costs of $2,641 in connection with its 2015 Senior Credit Facility. These costs were deferred and, along with unamortized costs of $8,654 related to the Company’s 2013 Senior Credit Facility, are being amortized over the term of the 2015 Senior Credit Facility.

As of October 3, 2015, amounts utilized under the 2015 Senior Credit Facility included $164,727 of borrowings and $1,381 of standby letters of credit related to various insurance contracts and foreign vendor commitments. The outstanding borrowings of $702,272 under the Company's U.S. and European commercial paper programs as of October 3, 2015 reduce the availability of the 2015 Senior Credit Facility. Taking the commercial paper borrowings into account, the Company has utilized $868,380 under the 2015 Senior Credit Facility resulting in a total of $931,620 available under the 2015 Senior Credit Facility.

Commercial Paper

On February 28, 2014, the Company established a U.S. commercial paper program for the issuance of unsecured commercial paper in the United States capital markets. Under the commercial paper program, the Company issues commercial paper notes from time to time, subject to availability under the 2015 Senior Credit Facility. On May 21, 2015, following the amendment and restatement of the 2013 Credit Facility, the Company expanded the amount of borrowings permitted under its U.S. commercial paper program from $1,000,000 to $1,800,000. The U.S. commercial paper notes will have maturities ranging from one day to 397 days and will not be subject to voluntary prepayment by the Company or redemption prior to maturity. The U.S. commercial paper notes will rank pari passu with all of the Company's other unsecured and unsubordinated indebtedness.

On July 31, 2015, the Company established a European commercial paper program for the issuance of unsecured commercial paper in the Eurozone capital markets. Under the European commercial paper program, the Company issues commercial paper notes from time to time, subject to a cap equal to the lower of availability under the 2015 Senior Credit Facility and the euro equivalent of $1,000,000. The European commercial paper notes will have maturities ranging from one day to 183 days and will not be subject to voluntary prepayment by the Company or redemption prior to maturity. The European commercial paper notes will rank pari passu with all of the Company's other unsecured and unsubordinated indebtedness. Payment on the European commercial paper notes will be fully and unconditionally guaranteed by the Company.

The Company uses its 2015 Senior Credit Facility as a liquidity backstop for its commercial paper programs. Accordingly, the total amount due and payable under any of the Company's commercial paper programs may not exceed $1,800,000 (or its equivalent in alternative currencies) at any time.

The proceeds from the sale of commercial paper notes will be available for general corporate purposes. The Company used the initial proceeds from the sale of U.S. commercial paper notes to repay borrowings under its 2013 Senior Credit Facility and certain of its industrial revenue bonds. The Company used the initial proceeds from the sale of European commercial paper notes to repay euro-denominated borrowings under its 2015 Senior Credit Facility. As of October 3, 2015, the amount utilized under the commercial paper programs was $702,272 with a weighted-average interest rate and maturity period of 0.46% and 22.75 days, respectively for the U.S. commercial paper program and 0.04% and 33.5 days, respectively for the European commercial paper program.

Senior Notes

On June 9, 2015, the Company issued €500,000 aggregate principal amount of 2.00% Senior Notes due January 14, 2022. The Notes are senior unsecured obligations of the Company and rank pari passu with all of the Company’s existing and future unsecured indebtedness. Interest on the Notes is payable annually in cash on January 14 of each year, commencing on January 14, 2016. The Company paid financing costs of $4,218 in connection with the 2.00% Senior Notes. These costs were deferred and are being amortized over the term of the 2.00% Senior Notes.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

ratings could increase the cost of its existing credit and adversely affect the cost of and ability to obtain additional credit in the future.

On August 15, 2014, the Company purchased for cash approximately $200,000 aggregate principal amount of its outstanding 6.125% senior notes due January 15, 2016 at a price equal to 107.73% of the principal amount, resulting in a premium to redeeming noteholders of approximately $15,450 and fees of $1,080 associated with the redemption. The premium as well as the fees are included in interest expense on the condensed consolidated statement of operations for the three and nine months ended October 3, 2015.

On November 3, 2014, the Company purchased for cash approximately $54,400 aggregate principal amount of its outstanding 6.125% senior notes due January 15, 2016 at a price equal to 106.38% of the principal amount, resulting in a premium to redeeming noteholders of approximately $3,500. The premium is included in interest expense on the condensed consolidated statement of operations as at October 3, 2015.

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

At October 3, 2015, the amount utilized under the Securitization Facility was $500,000, which was secured by $763,844 of Receivables.

The fair values and carrying values of our debt instruments are detailed as follows:

	October 3, 2015		December 31, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value
3.85% senior notes, payable February 1, 2023; interest payable semiannually	$605,922	600,000	603,180	600,000
6.125% senior notes, payable January 15, 2016; interest payable semiannually	654,993	645,555	677,833	645,555
2.00% senior notes, payable January 14, 2022; interest payable annually	562,004	560,664	—	—
Commercial paper	702,272	702,272	301,600	301,600
Five-year senior secured credit facility, due March 26, 2020	164,727	164,727	195,665	195,665
Securitization facility	500,000	500,000	500,000	500,000
Capital leases and other	17,773	17,773	10,620	10,620
Total debt	3,207,691	3,190,991	2,288,898	2,253,440
Less current portion of long term debt and commercial paper	1,937,253	1,927,815	851,305	851,305
Long-term debt, less current portion	$1,270,438	1,263,176	1,437,593	1,402,135

The fair values of the Company’s debt instruments were estimated using market observable inputs, including quoted prices in active markets, market indices and interest rate measurements. Within the hierarchy of fair value measurements, these are Level 2 fair values.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Mohawk Industries, Inc. (“Mohawk” or the “Company”) is a leading global flooring manufacturer that creates products to enhance residential and commercial spaces around the world. The Company's vertically integrated manufacturing and distribution processes provide competitive advantages in carpet, rugs, ceramic tile, laminate, wood, stone, LVT and vinyl flooring. The Company's industry-leading innovation has yielded products and technologies that differentiate its brands in the marketplace and satisfy all flooring related remodeling and new construction requirements. The Company's brands are among the most recognized in the industry and include American Olean®, Bigelow®, Daltile®, Durkan®, IVC™, Karastan®, Lees®, Marazzi®, Mohawk®, Pergo®, Quick-Step® and Unilin®. During the past decade, the Company has transformed its business from an American carpet manufacturer into the world's largest flooring company with operations in Australia, Brazil, Canada, Europe, India, Malaysia, Mexico, New Zealand, Russia and the United States. The Company had annual net sales in 2014 of $7.8 billion.

During the second quarter of 2015, the Company realigned its reportable segments to reflect how the Company’s results will be reported by management. The Company has reorganized the business into three segments, Global Ceramic, Flooring North America ("Flooring NA") and Flooring Rest of the World ("Flooring ROW"). In order to leverage its relationship and distribution capabilities, the Company organized its carpet, wood, laminate and vinyl operations by geography into the Flooring NA segment and Flooring ROW segment. The Company did not make any changes to the Global Ceramic segment. Previously reported segment results have been reclassified to conform to the current period presentation.

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

For the three months ended October 3, 2015, net earnings attributable to the Company were $214.9 million, or diluted earnings per share (“EPS”) of $2.89, compared to the net earnings attributable to the Company of $151.3 million, or diluted EPS of $2.06, for the three months ended September 27, 2014. The increase in diluted EPS for the three months ended October 3, 2015 was primarily attributable to increased sales volumes, increases in operations productivity and lower input costs, partially offset by the net impact of unfavorable foreign exchange rates.

For the nine months ended October 3, 2015, net earnings attributable to the Company were $423.7 million, or diluted EPS of $5.73, compared to the net earnings attributable to the Company of $385.1 million, or diluted EPS of $5.25, for the nine months ended September 27, 2014. The increase in diluted EPS for the nine months ended October 3, 2015 was primarily attributable to increased sales volumes, increases in operations productivity, lower input costs, lower taxes due to the geographic dispersion of earnings and losses for the quarter, and lower interest expense, partially offset by a $125 million charge related to the settlement and further defense of the polyurethane foam litigation, the net impact of unfavorable foreign exchange rates, costs associated with investments in new product development, sales personnel and marketing, and the unfavorable net impact of price and product mix.

A majority of the Company’s sales and long-lived assets are located in the United States and Europe. The Company expects continued strong performance in the United States market as residential housing starts and remodeling continue to rebound. In Europe, the Company’s operations improved on a local basis despite a challenging macro-economic environment. The Company also has operations in Mexico and Russia where the Company is growing market share, especially in its ceramic tile product lines. While the Company is performing well in the local markets where it operates, the Company expects that a strong U.S. dollar will continue to impact the translation of its foreign operating results.

Recent Events

On May 12, 2015, the Company purchased 90% of all outstanding shares of the KAI Group, an eastern European ceramic tile floor manufacturer for $194.6 million. The KAI Group has a low cost position in the Bulgarian and Romanian markets. The combination with the Company will present opportunities to enhance the group's product offering, upgrade its technology and expand its exports to other countries. The KAI Group's results of operations and a preliminary purchase price allocation are included in the condensed consolidated financial statements as of July 4, 2015.
On June 12, 2015, the Company completed the acquisition of the IVC Group, a global manufacturer, distributor and marketer of vinyl flooring products, including LVT. The total value of the acquisition was $1.2 billion. The IVC Group acquisition will position the Company as a major participant in both the fast growing LVT category and the expanding fiberglass sheet vinyl business. The IVC Group's results of operations and a preliminary purchase price allocation are included in the condensed consolidated financial statements as of July 4, 2015.

On July 31, 2015, Mohawk Capital Luxembourg S.A., a wholly owned subsidiary of the Company, established a program for the issuance of unsecured commercial paper (the “Notes”) in European capital markets. Under the program, the Company may issue Notes from time to time in an aggregate amount not to exceed €1.0 billion outstanding at any time. The proceeds from the sale of the Notes will be available to the Company for general corporate purposes. The Company expects to use the initial proceeds from the sale of the Notes to repay euro-denominated borrowings under its 2015 Credit Facility. Payment on the Notes will be fully and unconditionally guaranteed by the Company.

Results of Operations

Quarter Ended October 3, 2015, as compared with Quarter Ended September 27, 2014

Net sales

Net sales for the three months ended October 3, 2015 were $2,150.7 million, reflecting an increase of $160.0 million, or 8.0%, from the $1,990.7 million reported for the three months ended September 27, 2014. The increase was primarily attributable to higher sales volume of approximately $325 million, or 16%, partially offset by the net impact of unfavorable foreign exchange rates of approximately $131 million or 6% and the unfavorable net impact of price and product mix of approximately $34 million, or 2%. Of the $325 million increase in sales volume, approximately $178 million was attributable to acquisitions.

Global Ceramic segment—Net sales increased $11.7 million, or 1.5%, to $791.5 million for the three months ended October 3, 2015, compared to $779.8 million for the three months ended September 27, 2014. The increase was primarily attributable to the increased sales volume of approximately $56 million, or 7%, and the favorable net impact of price and product mix of approximately $32 million, or 4%, partially offset by the net impact of unfavorable foreign exchange rates of approximately $76 million, or 10%. Of the $56 million increase in sales volume, approximately $27 million was attributable to the KAI Group acquisition.

Flooring NA segment—Net sales increased $68.8 million, or 7.8%, to $955.1 million for the three months ended October 3, 2015, compared to $886.3 million for the three months ended September 27, 2014. The increase was primarily attributable to higher sales volume of approximately $121 million, or 14%, partially offset by the unfavorable net impact of price and product mix of approximately $52 million, or 6%. Of the $121 million increase in sales volume, approximately $38 million was attributable to the IVC Group acquisition.

Flooring ROW segment—Net sales increased $77.9 million, or 23.9%, to $404.0 million for the three months ended October 3, 2015, compared to $326.1 million for the three months ended September 27, 2014. The increase was primarily attributable to higher sales volume of approximately $146 million, or 45%, partially offset by the net impact of unfavorable foreign exchange rates of approximately $55 million, or 17%, and the unfavorable net impact of price and product mix of approximately

$13 million, or 4%. Of the $146 million increase in sales volume, approximately $114 million was attributable to the IVC Group acquisition.

Gross profit

Gross profit for the three months ended October 3, 2015 was $661.4 million (30.8% of net sales), an increase of $105.0 million or 18.9%, compared to gross profit of $556.4 million (28.0% of net sales) for the three months ended September 27, 2014. As a percentage of net sales, gross profit increased 280 basis points. The increase in gross profit dollars was primarily attributable to higher sales volume of approximately $102 million, operations productivity of approximately $31 million, and lower input costs of approximately $34 million, partially offset by the net impact of unfavorable foreign exchange rates of approximately $40 million, the unfavorable net impact of price and product mix of approximately $12 million, the unfavorable impact of higher restructuring, acquisition and integration-related costs of approximately $7 million and costs associated with investments in expansion of production capacity of approximately $3 million.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended October 3, 2015 were $372.7 million (17.3% of net sales), an increase of $30 million compared to $342.7 million (17.2% of net sales) for the three months ended September 27, 2014. As a percentage of net sales, selling, general and administrative expenses increased 10 basis points. The increase in selling, general and administrative expenses in dollars was primarily attributable to approximately $37 million due to higher sales volumes, approximately $13 million of costs associated with investments in new product development, sales personnel, and marketing, and increased employee costs of approximately $11 million, partially offset by the positive impact of foreign exchange rates of approximately $19 million, and lower restructuring, acquisition and integration-related costs of approximately $11 million.

Operating income

Operating income for the three months ended October 3, 2015 was $288.7 million (13.4% of net sales) reflecting an increase of $75.0 million, or 35.1%, compared to operating income of $213.7 million (10.7% of net sales) for the three months ended September 27, 2014. The increase in operating income was primarily attributable to increased sales volumes of approximately $65 million, lower input costs of approximately $34 million, increases in operations productivity of approximately $31 million and lower restructuring, acquisition and integration-related costs of approximately $4 million, which includes approximately $7 million of costs in the current period related to inventory step-up, partially offset by the net impact of unfavorable foreign exchange rates of approximately $21 million, costs associated with investments in new product development, sales personnel and marketing of approximately $13 million, the unfavorable impact of price and product mix of approximately $12 million, increased employee costs of approximately $11 million, and costs associated with investments in expansion of production capacity of approximately $3 million.

Global Ceramic segment—Operating income was $120.1 million (15.2% of segment net sales) for the three months ended October 3, 2015 reflecting an increase of $18.8 million compared to operating income of $101.3 million (13.0% of segment net sales) for the three months ended September 27, 2014. The increase in operating income was primarily attributable to increased sales volumes of approximately $19 million, operations productivity of approximately $10 million, and the favorable net impact of price and product mix of approximately $10 million, partially offset by the net impact of unfavorable foreign exchange rates of approximately $12 million and costs associated with investments in new product development, sales personnel, and marketing of approximately $8 million.

Flooring NA segment—Operating income was $125.9 million (13.2% of segment net sales) for the three months ended October 3, 2015 reflecting an increase of $42.3 million compared to operating income of $83.6 million (9.4% of segment net sales) for the three months ended September 27, 2014. The increase in operating income was primarily attributable to lower input costs of approximately $29 million, increases in operations productivity of approximately $25 million, increased sales volume of approximately $14 million, and the favorable impact of lower restructuring, acquisition and integration costs of approximately $4 million, partially offset by the unfavorable net impact of price and product mix of approximately $20 million, increased employee costs of approximately $6 million, and costs associated with investments in new product development, sales personnel, and marketing of approximately $5 million.

Flooring ROW segment—Operating income was $55.5 million (13.7% of segment net sales) for the three months ended October 3, 2015 reflecting an increase of $20.4 million compared to operating income of $35.0 million (10.7% of segment net sales) for the three months ended September 27, 2014. The increase in operating income was primarily attributable to higher sales volumes of approximately $32 million and lower input costs of approximately $3 million, partially offset by the net impact of unfavorable foreign exchange rates of approximately $9 million, costs associated with investments in expansion of production capacity of approximately $2 million, and the unfavorable net impact of price and product mix of approximately $2 million.

Interest expense

Interest expense was $19.3 million for the three months ended October 3, 2015, reflecting a decrease of $15.5 million compared to interest expense of $34.8 million for the three months ended September 27, 2014. The decrease was primarily attributable to the Company purchasing approximately $254.5 million of the 6.125% senior notes in 2014 and lower interest rates.

Other (income) expense, net

Other expense was $4.2 million for the three months ended October 3, 2015, reflecting an unfavorable change of $6.6 million compared to other income of $2.4 million for the three months ended September 27, 2014. The increase was primarily attributable to the unfavorable impact of foreign exchange rates on transactions.

Income tax expense

For the three months ended October 3, 2015, the Company recorded income tax expense of $49.5 million on earnings from continuing operations before income taxes of $265.2 million for an effective tax rate of 18.7%, as compared to an income tax expense of $30.0 million on earnings from continuing operations before income taxes of $181.3 million, for an effective tax rate of 16.6% for the three months ended September 27, 2014. The difference in the effective tax rate for the comparative period is due to the geographic dispersion of earnings and losses for the periods.

Nine Months Ended October 3, 2015, as compared with Nine Months Ended September 27, 2014

Net sales

Net sales for the nine months ended October 3, 2015 were $6,073.6 million, reflecting an increase of $221.6 million, or 3.8%, from the $5,852.0 million reported for the nine months ended September 27, 2014. The increase was primarily attributable to higher sales volume of approximately $551 million, or 9%, and favorable impact of additional shipping days during the period of approximately $105 million, or 2%, partially offset by the net impact of unfavorable foreign exchange rates of approximately $409 million, or 7% and the unfavorable net impact of price and product mix of approximately $25 million. Of the $551 million increase in sales volume, approximately $234 million was attributable to acquisitions.

Global Ceramic segment—Net sales increased $29.5 million, or 1.3%, to $2,301.2 million for the nine months ended October 3, 2015, compared to $2,271.7 million for the nine months ended September 27, 2014. The increase was primarily attributable to higher sales volume of approximately $120 million, or 5%, the favorable impact of additional shipping days during the period of approximately $37 million, or 2% and the favorable net impact of price and product mix of approximately $83 million, or 4%, offset by the net impact of unfavorable foreign exchange rates of approximately $211 million, or 9%. Of the $120 million increase in sales volume, approximately $44 million was attributable to the KAI Group acquisition.

Flooring NA segment—Net sales increased $159.8 million, or 6.2%, to $2,722.3 million for the nine months ended October 3, 2015, compared to $2,562.6 million for the nine months ended September 27, 2014. The increase was primarily attributable to higher sales volumes of approximately $211 million, or 8%, the favorable impact of additional shipping days during the period of approximately $47 million, or 2%, partially offset by the unfavorable net impact of price and product mix of approximately $98 million, or 4%. Of the $211 increase in sales volume, approximately $48 million was attributable to the IVC Group acquisition.

Flooring ROW segment—Net sales increased $28.4 million, or 2.8%, to $1,050.4 million for the nine months ended October 3, 2015, compared to $1,022.0 million for the nine months ended September 27, 2014. The increase was primarily attributable to higher sales volume of approximately $216 million, or 21%, and the favorable impact of additional shipping days during the period of approximately $21 million, or 2%, partially offset by the net impact of unfavorable foreign exchange rates of approximately $197 million, or 19% and the unfavorable net impact of price and product mix of approximately $11 million, or 1%. Of the $216 million increase in sales volume, approximately $142 million was attributable to the IVC Group acquisition.

Gross profit

Gross profit for the nine months ended October 3, 2015 was $1,788.5 million (29.4% of net sales), an increase of $175.9 million or 10.9%, compared to gross profit of $1,612.6 million (27.6% of net sales) for the nine months ended September 27,

2014. As a percentage of net sales, gross profit increased 180 basis points. The increase in gross profit dollars was primarily attributable to higher sales volume of approximately $210 million, operations productivity of approximately $93 million, and lower input costs of approximately $58 million, partially offset by the net impact of unfavorable foreign exchange rates of approximately $125 million, the unfavorable net impact of price and product mix of approximately $24 million, the unfavorable impact of higher restructuring, acquisition and integration-related costs of approximately $23 million, and costs associated with investments in expansion of production capacity of approximately $11 million.

Selling, general and administrative expenses

Selling, general and administrative expenses for the nine months ended October 3, 2015 were $1,200.2 million (19.8% of net sales), an increase of $154.3 million compared to $1,045.9 million (17.9% of net sales) for the nine months ended September 27, 2014. As a percentage of net sales, selling, general and administrative expenses increased 190 basis points. The increase in selling, general and administrative expenses in dollars was primarily attributable to a $125 million charge related to the settlement and further defense of the polyurethane foam litigation described in more detail herein, approximately $55 million due to higher sales volume, approximately $27 million of costs associated with investments in new product development, sales personnel, and marketing, and increased employee costs of approximately $22 million, partially offset by the positive impact of foreign exchange rates of approximately $62 million, lower restructuring, acquisition and integration-related costs of approximately $11 million.

Operating income

Operating income for the nine months ended October 3, 2015 was $588.3 million (9.7% of net sales) reflecting an increase of $21.6 million, or 3.8%, compared to operating income of $566.7 million (9.7% of net sales) for the nine months ended September 27, 2014. The increase in operating income was primarily attributable to increased sales volumes of approximately $153 million, increases in operations productivity of approximately $93 million, and lower input costs of approximately $58 million, partially offset by a $125 million charge related to the settlement and further defense of the polyurethane foam litigation described in more detail herein, the net impact of unfavorable foreign exchange rates of approximately $62 million, costs associated with investments in new product development, sales personnel and marketing of approximately $27 million, the unfavorable net impact of price and product mix of approximately $24 million, increased employee costs of approximately $22 million, the unfavorable impact of higher restructuring, acquisition and integration-related costs of approximately $12 million which includes approximately $13 million of costs related to inventory step-up, and costs associated with investments in expansion of production capacity of approximately 11 million.

Global Ceramic segment—Operating income was $326.6 million (14.2% of segment net sales) for the nine months ended October 3, 2015 reflecting an increase of $58.3 million compared to operating income of $268.3 million (11.8% of segment net sales) for the nine months ended September 27, 2014. The increase in operating income was primarily attributable to sales volume increases of approximately $57 million, operations productivity of approximately $25 million, the favorable net impact of price and product mix of approximately $25 million and lower restructuring, acquisition and integration-related costs of approximately $3 million, partially offset by the net impact of unfavorable foreign exchange rates of approximately $30 million, costs associated with investments in new product development, sales personnel and marketing of approximately $20 million and investments in expansion of production capacity of approximately $2 million.

Flooring NA segment—Operating income was $145.9 million (5.4% of segment net sales) for the nine months ended October 3, 2015 reflecting a decrease of $61.7 million compared to operating income of $207.6 million (8.1% of segment net sales) for the nine months ended September 27, 2014. The decrease in operating income was primarily attributable to a $125 million charge related to the settlement and further defense of the polyurethane foam litigation described in more detail herein, the unfavorable net impact of price and product mix of approximately $44 million, the unfavorable impact of higher restructuring, acquisition and integration-related costs of approximately $14 million, increased employee costs of approximately $8 million, and costs associated with investments in new product development, sales personnel and marketing of approximately $7 million, partially offset by increases in operations productivity of approximately $67 million, lower input costs of approximately $36 million, and sales volume increases of approximately $28 million.

Flooring ROW segment—Operating income was $153.2 million (14.6% of segment net sales) for the nine months ended October 3, 2015 reflecting an increase of $39.3 million compared to operating income of $113.9 million (11.1% of segment net sales) for the nine months ended September 27, 2014. The increase in operating income was primarily attributable to higher sales volume of approximately $68 million, lower input costs of approximately $15 million, and lower restructuring, acquisition and integration costs of $5 million, partially offset by the net impact of unfavorable foreign exchange rates of approximately $32 million, costs associated with investments in expansion of production capacity of approximately $8 million, and the unfavorable net impact of price and product mix of approximately $5 million.

Interest expense

Interest expense was $52.6 million for the nine months ended October 3, 2015, reflecting a decrease of $25.0 million compared to interest expense of $77.6 million for the nine months ended September 27, 2014. The decrease was primarily attributable to the Company purchasing approximately $254.5 million of the 6.125% senior notes in 2014 and lower rates.

Other (income) expense, net

Other expense was $6.1 million for the nine months ended October 3, 2015, reflecting an unfavorable change of $5.1 million compared to other expense of $1.0 million for the nine months ended September 27, 2014. The increase was primarily attributable to the unfavorable impact of foreign exchange rates on transactions.

Income tax expense

For the nine months ended October 3, 2015, the Company recorded income tax expense of $104.6 million on earnings from continuing operations before income taxes of $529.6 million for an effective tax rate of 19.8%, as compared to an income tax expense of $103.0 million on earnings from continuing operations before income taxes of $488.1 million, for an effective tax rate of 21.1% for the nine months ended September 27, 2014. The difference in the effective tax rate for the comparative period is primarily due to the geographic dispersion of earnings and losses for the periods.

Liquidity and Capital Resources

The Company’s primary capital requirements are for working capital, capital expenditures and acquisitions. The Company’s capital needs are met primarily through a combination of internally generated funds, commercial paper, bank credit lines, term and senior notes and credit terms from suppliers.

Net cash provided by operating activities in the first nine months of 2015 was $657.0 million, compared to net cash provided by operating activities of $323.4 million in the first nine months of 2014. The increase of $333.5 million was primarily attributable to changes in working capital. Receivables, inventories and accounts payable used $270.8 million less cash during 2015 compared to 2014. These changes in working capital reflect normal fluctuations relative to the timing and nature of these transactions. Also contributing to the increase in cash provided by operating activities were higher earnings driven by increases in sales volumes, improved operations productivity and decreases in income tax and interest expense, partially offset by the foam litigation charge and the net impact of unfavorable foreign exchange rates.

Net cash used in investing activities in the first nine months of 2015 was $1,563.8 million compared to net cash used in investing activities of $391.6 million in the first nine months of 2014. The increase was primarily attributable to acquisitions of $1,211.7 million in the current year partially offset by lower capital expenditures of $39.5 million in the current year. Capital spending during the remainder of 2015 is expected to range from approximately $150 million to $200 million and is intended to support sales and income growth, promote new product innovations and upgrade the assets of the acquired businesses.

Net cash provided by financing activities in the first nine months of 2015 was $930.5 million compared to net cash provided by financing activities of $126.6 million in the first nine months of 2014. The change in cash provided by financing is primarily attributable to increased borrowings in the current year.

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

On March 26, 2015, the Company amended and restated the 2013 Senior Credit Facility increasing its size from $1,000.0 million to $1,800.0 million and extending the maturity from September 25, 2018 to March 26, 2020 (the "2015 Senior Credit Facility"). The 2015 Senior Credit Facility eliminates certain provisions in the 2013 Senior Credit Facility, including those that: (a) accelerated the maturity date to 90 days prior to the maturity of senior notes due in January 2016 if certain specified liquidity levels were not met; and (b) required that certain subsidiaries guarantee the Company's obligations if the Company’s credit ratings fell below investment grade. The 2015 Senior Credit Facility also modified certain negative covenants to provide the Company with additional flexibility, including that to make acquisitions and incur indebtedness.

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

As of October 3, 2015, amounts utilized under the 2015 Senior Credit Facility included $164.7 million of borrowings and $1.4 million of standby letters of credit related to various insurance contracts and foreign vendor commitments. The outstanding borrowings of $702.3 million under the Company's U.S. and European commercial paper programs as of October 3, 2015 reduce the availability of the 2015 Senior Credit Facility. Taking the commercial paper borrowings into account, the Company has utilized $868.4 million under the 2015 Senior Credit Facility resulting in a total of $931.6 million available under the 2015 Senior Credit Facility.

Commercial Paper

On February 28, 2014, the Company established a U.S. commercial paper program for the issuance of unsecured commercial paper in the United States capital markets. Under the commercial paper program, the Company issues commercial paper notes from time to time, subject to availability under the 2015 Senior Credit Facility. On May 21, 2015, following the amendment and restatement of the 2013 Credit Facility, the Company expanded the amount of borrowings permitted under its U.S. commercial paper program from $1,000.0 million to $1,800.0 million. The U.S. commercial paper notes will have maturities ranging from one day to 397 days and will not be subject to voluntary prepayment by the Company or redemption prior to maturity. The U.S. commercial paper notes will rank pari passu with all of the Company's other unsecured and unsubordinated indebtedness.

On July 31, 2015, the Company established a European commercial paper program for the issuance of unsecured commercial paper in the Eurozone capital markets. Under the European commercial paper program, the Company issues commercial paper notes from time to time, subject to a cap equal to the lower of availability under the 2015 Senior Credit Facility and the euro equivalent of $1,000.0 million. The European commercial paper notes will have maturities ranging from one day to 183 days and will not be subject to voluntary prepayment by the Company or redemption prior to maturity. The European commercial paper notes will rank pari passu with all of the Company's other unsecured and unsubordinated indebtedness. Payment on the European commercial paper notes will be fully and unconditionally guaranteed by the Company.

The Company uses its 2015 Senior Credit Facility as a liquidity backstop for its commercial paper programs. Accordingly, the total amount due and payable under any of the Company's commercial paper programs may not exceed $1,800.0 million (or its equivalent in alternative currencies) at any time.

The proceeds from the sale of commercial paper notes will be available for general corporate purposes. The Company used the initial proceeds from the sale of U.S. commercial paper notes to repay borrowings under its 2013 Senior Credit Facility and certain of its industrial revenue bonds. The Company used the initial proceeds from the sale of European commercial paper notes to repay euro-denominated borrowings under its 2015 Senior Credit Facility. As of October 3, 2015, the amount utilized under the commercial paper programs was $702.3 million with a weighted-average interest rate and maturity period of 0.46% and 22.75 days, respectively for the U.S. commercial paper program and 0.04% and 33.5 days, respectively for the European commercial paper program.

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

On January 17, 2006, the Company issued $900.0 million aggregate principal amount of 6.125% notes due January 15, 2016. Interest payable on these notes is subject to adjustment if either Moody’s or S&P, or both, upgrades or downgrades the rating assigned to the Company. Each rating agency downgrade results in a 0.25% increase in the interest rate, subject to a maximum increase of 1% per rating agency. If later the rating of these notes improves, then the interest rates would be reduced accordingly. Each 0.25% increase in the interest rate of these notes would increase the Company’s interest expense by approximately $63 thousand per quarter per $100.0 million of outstanding notes. The current rate in effect is 6.125%. Any future downgrades in the Company’s credit ratings could increase the cost of its existing credit and adversely affect the cost of and ability to obtain additional credit in the future.

On August 15, 2014, the Company purchased for cash approximately $200.0 million aggregate principal amount of its outstanding 6.125% senior notes due January 15, 2016 at a price equal to 107.73% of the principal amount, resulting in a premium to redeeming noteholders of approximately $15.5 million and fees of $1.1 million associated with the redemption. The premium as well as the fees are included in interest expense on the condensed consolidated statement of operations for the three and nine months ended October 3, 2015.

On November 3, 2014, the Company purchased for cash approximately $54.4 million aggregate principal amount of its outstanding 6.125% senior notes due January 15, 2016 at a price equal to 106.38% of the principal amount, resulting in a premium to redeeming noteholders of approximately $3.5 million. The premium is included in interest expense on the condensed consolidated statement of operations as at October 3, 2015.

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

At October 3, 2015, the amount utilized under the Securitization Facility was $500.0 million, which was secured by $763.8 million of Receivables.

The Company may continue, from time to time, to retire its outstanding debt through cash purchases in the open market, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amount involved may be material.

As of October 3, 2015, the Company had cash of $110.7 million, of which $78.7 million was held outside the United States. While the Company’s plans are to permanently reinvest the cash held outside the United States, the estimated cost of repatriation for the cash as of October 3, 2015 was approximately $27.6 million. The Company believes that its cash and cash equivalents on hand, cash generated from operations and availability under its 2015 Senior Credit Facility and commercial paper programs will be sufficient to meet its capital expenditure, working capital and debt servicing requirements over the next twelve months.

Contractual Obligations

There have been no significant changes to the Company’s contractual obligations as disclosed in the Company’s 2014 Annual Report filed on Form 10-K.

Critical Accounting Policies and Estimates

There have been no significant changes to the Company’s critical accounting policies and estimates during the period, except as described in Note 1 in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q under the headings "Segment Realignment" and "Hedges of Net Investments in Non-U.S. Operations." The Company’s critical accounting policies and estimates are described in its 2014 Annual Report filed on Form 10-K.

Recent Accounting Pronouncements

See Note 1 in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q under the heading "Recent Accounting Pronouncements" for a discussion of new accounting pronouncements which is incorporated herein by reference.

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

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of October 3, 2015.

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

As of October 3, 2015, approximately 57% of the Company's debt portfolio was comprised of fixed-rate debt and 43% was floating-rate debt. A 1.0 percentage point change in the interest rate of the floating-rate debt would not have a material impact on the Company's results of operations. There have been no other significant changes to the Company’s exposure to market risk as disclosed in the Company’s 2014 Annual Report filed on Form 10-K.

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

Polyurethane Foam Litigation

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

The Company remains a defendant in a number of cases involving other purchasers of polyurethane foam products not sold by the Company. On April 23, 2015, the Court consolidated twelve of these lawsuits involving non-class claims filed against the Company by direct purchasers of polyurethane foam. These consolidated cases had been scheduled for trial to begin August 18, 2015. The Company has executed agreements to settle all of the cases set for trial in August and ten additional individual cases. The Company has also reached an agreement in principle to settle one additional individual case. Three individual cases remain pending against the Company, all of which were brought by purchasers of polyurethane foam products not sold by the Company. The amount of the damages in the remaining cases varies or has not yet been specified by the plaintiffs. Each plaintiff also seeks attorney fees, pre-judgment and post-judgment interest, court costs and injunctive relief against future violations.

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

During the three months ended April 4, 2015 the Company recorded a $125 million charge within selling, general and administrative expenses for the settlement and defense of the antitrust cases. The Company believes that adequate provisions for resolution of all of these cases have been made. The Company does not believe that the ultimate outcome of the remaining cases will have a material adverse effect on its financial condition.

Belgian Tax Matter

In January 2012, the Company received a €23.8 million assessment from the Belgian tax authority related to its year ended December 31, 2008, asserting that the Company had understated its Belgian taxable income for that year. The Company filed a formal protest in the first quarter of 2012 refuting the Belgian tax authority's position. The Belgian tax authority set aside the assessment in the third quarter of 2012 and refunded all related deposits, including interest income of €1.6 million earned on such deposits. However, on October 23, 2012, the Belgian tax authority notified the Company of its intent to increase the Company's taxable income for the year ended December 31, 2008 under a revised theory.

    On December 28, 2012, the Belgian tax authority issued assessments for the years ended December 31, 2005 and December 31, 2009, in the amounts of €46.1 million and €35.6 million, respectively, including penalties, but excluding interest. The Company filed a formal protest during the first quarter of 2013 relating to the new assessments. In September 2013, the Belgian tax authority denied the Company's protests, and the Company has brought these two years before the Court of First Appeal in Bruges.

In December 2013, the Belgian tax authority issued additional assessments related to the years ended December 31, 2006, 2007, and 2010, in the amounts of €38.8 million, €39.6 million, and €43.1 million, respectively, including penalties, but excluding interest. The Company filed formal protests during the first quarter of 2014, refuting the Belgian tax authority's position for each of the years assessed. In the quarter ended June 28, 2014, the Company received a formal assessment for the year ended December 31, 2008, totaling €30.1 million, against which the Company also submitted its formal protest. All 4 additional years were brought before the Court of First Appeal in November 2014.

In January of 2015, the Company met with the Court of First Appeal in Bruges and agreed with the Belgian tax authorities to consolidate and argue the issues regarding the years 2005 and 2009, and apply the ruling to all of the open years (to the extent there are no additional facts/procedural arguments in the other years). The case is scheduled to be argued on December 2, 2015.

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

MOHAWK INDUSTRIES, INC.
(Registrant)

Dated:	November 9, 2015	By:	/s/ Jeffrey S. Lorberbaum
JEFFREY S. LORBERBAUM
Chairman and Chief Executive Officer
(principal executive officer)

Dated:	November 9, 2015	By:	/s/ Frank H. Boykin
FRANK H. BOYKIN
Chief Financial Officer
(principal financial officer)