Form 10-K
period 2015-12-31
MOHAWK INDUSTRIES INC
filed 2016-02-29
CIK 851968

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[Mark One]

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the Common Stock of the Registrant held by non-affiliates (excludes beneficial owners of more than 10% of the Common Stock) of the Registrant (62,815,500 shares) on July 2, 2015 (the last business day of the Registrant’s most recently completed fiscal second quarter) was $12,157,940,025. The aggregate market value was computed by reference to the closing price of the Common Stock on such date.
Number of shares of Common Stock outstanding as of February 23, 2016: 73,956,759 shares of Common Stock, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the 2016 Annual Meeting of Stockholders-Part III.

PART I

Item 1.	Business

General

Mohawk Industries, Inc. (“Mohawk” or the “Company”) is a leading global flooring manufacturer that creates products to enhance residential and commercial spaces around the world. The Company's vertically integrated manufacturing and distribution processes provide competitive advantages in carpet, rugs, ceramic tile, laminate, wood, stone, luxury vinyl tile ("LVT") and vinyl flooring. The Company's industry-leading innovation develops products and technologies that differentiate its brands in the marketplace and satisfy all flooring related remodeling and new construction requirements. The Company's brands are among the most recognized in the industry and include American Olean®, Bigelow®, Daltile®, Durkan®, IVC™, Karastan®, Lees®, Marazzi®, Mohawk®, Pergo®, Quick-Step® and Unilin®. The Company has transformed its business from an American carpet manufacturer into the world's largest flooring company with operations in Australia, Brazil, Canada, Europe, India, Malaysia, Mexico, New Zealand, Russia and the United States. The Company had annual net sales in 2015 of $8.1 billion. Approximately 67% of this amount was generated by sales in the United States and approximately 33% was generated by sales outside the United States.

During the second quarter of 2015, the Company realigned its reportable segments to reflect how the Company’s results will be reported by management. The Company has reorganized its business into three segments, Global Ceramic, Flooring North America ("Flooring NA") and Flooring Rest of the World ("Flooring ROW"). In order to leverage its relationships and distribution capabilities, the Company organized its carpet, wood, laminate, LVT and vinyl operations by geography into the Flooring NA segment and Flooring ROW segment. The Company did not make any changes to the Global Ceramic segment, which includes the Company's ceramic, tile and stone operations. Previously reported segment results have been reclassified to conform to the current period presentation. The Global Ceramic, Flooring NA and the Flooring ROW segments contributed approximately 37%, 45% and 18%, respectively, of net sales in 2015. Selected financial information for the three segments, geographic net sales and the location of long-lived assets are set forth in Note 16-Segment Reporting.

The Global Ceramic segment designs, manufactures, sources, distributes and markets a broad line of ceramic tile, porcelain tile and natural stone products used in the residential and commercial markets for both remodeling and new construction. In addition, the Global Ceramic segment sources, markets and distributes other tile related products. The Global Ceramic segment markets and distributes its products under various brands, including the following brand names: American Olean, Daltile, KAI, Kerama Marazzi, Marazzi and Ragno®which it sells through independent distributors, home center retailers, individual floor covering retailers, ceramic specialists, commercial contractors and commercial end users. The Global Ceramic segment operations are vertically integrated from the production of raw material for body and glaze preparation to the manufacturing and distribution of ceramic and porcelain tile.

The Flooring NA segment designs, manufactures, sources, distributes and markets its floor covering product lines, in a broad range of colors, textures and patterns in the residential and commercial markets for both remodeling and new construction. The segment's product lines include carpets, rugs, carpet pad, hardwood, laminate and vinyl products including LVT. The Flooring NA segment markets and distributes its flooring products under various brands, including the following brand names: Aladdin®, Bigelow, Columbia Flooring®, Durkan, Horizon®, IVC, Karastan, Lees, Mohawk, Pergo, Portico®, QuickStep and SmartStrand® which it sells through independent floor covering retailers, distributors, home centers, mass merchandisers, department stores, shop at home, buying groups, commercial contractors and commercial end users. Some products are also marketed through private labeling programs.

The Flooring ROW segment designs, manufactures, sources, distributes and markets laminate, hardwood flooring, roofing elements, insulation boards, medium-density fiberboard ("MDF"), chipboards, and vinyl flooring products, including LVT, used primarily in the residential and commercial markets for both remodeling and new construction. In addition, the Flooring ROW segment licenses certain patents related to flooring manufacturers throughout the world. The Flooring ROW segment markets and distributes its flooring products under various brands, including the following brand names: IVC, Moduleo, Pergo, Quick-Step and Unilin which it sells through retailers, wholesalers, independent distributors and home centers.

Recent Events

On May 12, 2015, the Company purchased approximately 90% of all outstanding shares of Advent KAI Luxembourg Holdings S.a r.l., a Luxembourg societe a respsonsabilite limitee, and its subsidiaries (collectively, the "KAI Group"), an eastern European ceramic tile floor manufacturer for $194.6 million. The KAI Group has a low cost position in the Bulgarian and Romanian markets. The combination with the Company will present opportunities to enhance the group's product offering, upgrade its technology and expand its exports to other countries. The KAI Group's results of operations and a preliminary purchase price allocation are included in the consolidated financial statements since the date of the acquisition.

On June 12, 2015, the Company completed the acquisition of International Flooring Systems S.A., a Luxembourg societe anonyme, and its subsidiaries (collectively, the “IVC Group”), a global manufacturer, distributor and marketer of vinyl flooring products, including LVT. The total value of the acquisition was $1.1 billion. The IVC Group acquisition will position the Company as a major participant in both the fast growing LVT category and the expanding fiberglass sheet vinyl business. The IVC Group's results of operations and a preliminary purchase price allocation are included in the consolidated financial statements since the date of the acquisition.

On December 7, 2015, the Company completed its purchase of Xtratherm Limited, an Irish company, and certain of its affiliates (collectively, "Xtratherm"), a manufacturer of insulation boards in Ireland, the UK and Belgium. The total value of the acquisition was $158.9 million. The Xtratherm acquisition will expand the Company's existing insulation board footprint to include Ireland and the UK while capitalizing on expanded product offerings in continental Europe. Xtratherm's results of operations and a preliminary purchase price allocation are included in the consolidated financial statements since the date of the acquisition. See Note 2-Acquisitions.

Sales and Distribution

Global Ceramic Segment

The Global Ceramic segment designs, manufactures, sources, distributes and markets a broad line of ceramic tile, porcelain tile and natural stone products. Products are distributed through various distribution channels including independent distributors, home center retailers, Company-operated service centers and stores, ceramic specialists, commercial contractors, Kerama Marazzi branded stores and directly to commercial end users. The business is organized to address the specific customer needs of each distribution channel with dedicated sales forces that support the various channels.

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

The Global Ceramic segment markets its products under the American Olean, Dal-Tile, KAI, Kerama Marazzi, Marazzi and Ragno brand names. These brands are supported by a fully integrated marketing program, displays, merchandising boards, literature, catalogs and internet websites. Innovative design, quality and response to changes in customer preference enhances recognition in the marketplace. The Company is focused on sales growth opportunities through innovative products and programs in both the residential and commercial channels for both remodeling and new construction.

The Global Ceramic segment utilizes various distribution methods including regional distribution centers, service centers, direct shipping and customer pick-up from manufacturing facilities. The segment’s sales forces are organized by product type and sales channels in order to best serve each type of customer. The Company believes its distribution methods for the Global Ceramic segment provide high-quality customer service and enhance its ability to plan and manage inventory requirements.

Flooring NA Segment

Through its Flooring NA segment, the Company designs, manufactures, sources, distributes and markets carpet, laminate, carpet pad, rugs, hardwood and vinyl, including LVT, in a broad range of colors, textures and patterns. The Flooring NA segment positions product lines in all price ranges and emphasizes quality, style, performance and service. The Flooring NA segment markets and distributes its product lines to independent floor covering retailers, home centers, mass merchandisers, department stores, shop at home, buying groups, commercial contractors and commercial end users. Some products are also marketed through private labeling programs. Sales to residential customers represent a significant portion of the total industry and the majority of the segment's sales.

The Company has positioned its brand names across all price ranges. Aladdin, Mohawk, Horizon, IVC, Pergo, Portico, Quickstep, SmartStrand and Karastan are positioned to sell in the residential flooring markets. Aladdin Commercial, Bigelow, Lees and Karastan Contract are positioned to sell in the commercial market, which is made up of: corporate office space, education institutions, healthcare facilities, retail space and government facilities. The Company also sells into the Commercial Hospitality space for hotels and restaurants using its Durkan brand.

The segment’s sales forces are generally organized by product type and sales channels in order to best serve each type of customer. Product delivery to independent dealers is done predominantly on Mohawk trucks operating from strategically positioned warehouses and cross-docks that receive inbound product directly from the source manufacturer.

Flooring ROW Segment

The Flooring ROW segment designs, manufactures, sources, licenses, distributes and markets laminate, hardwood and vinyl flooring, including LVT. It also designs and manufactures roofing elements, insulation boards, MDF, chipboards and other wood products. Products are distributed through separate distribution channels consisting of retailers, independent distributors, wholesalers and home centers. The business is organized to address the specific customer needs of each distribution channel.

The Flooring ROW segment markets and sells laminate, hardwood and vinyl flooring products under the IVC, Moduleo, Quick-Step, Pergo and Magnum brands. The Flooring ROW segment also sells private label laminate, hardwood and vinyl flooring products. The Company believes Quick-Step and Pergo are leading brand names in the European flooring industry. In addition, the Flooring ROW segment markets and sells insulation boards, roof panels, MDF and chipboards in Europe under the Unilin and Xtratherm brands. The segment also licenses its UNICLIC and other intellectual property to floor manufacturers throughout the world.
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

Manufacturing and Operations

Global Ceramic Segment

The Company’s tile manufacturing operations are vertically integrated from the production of raw material for body and glaze preparation to the manufacturing and distribution of ceramic and porcelain tile. The Company believes that its manufacturing organization offers competitive advantages due to its ability to manufacture a differentiated product line consisting of one of the industry’s broadest product offerings of colors, textures and finishes and its ability to utilize the industry’s newest technology, as well as the industry’s largest offering of trim and decorative pieces. In addition, the Global Ceramic segment also sources a portion of its product to supplement its product offerings. The Global Ceramic segment continues to invest in equipment that utilizes the latest technologies, which supports the Company's efforts to increase manufacturing capacity, improve efficiency, meet the growing demand for its innovative products and develop new capabilities.

Flooring NA Segment

The Company’s carpet and rug manufacturing operations are vertically integrated and include the extrusion of triexta, nylon, polyester and polypropylene resins, as well as recycled post-consumer plastics into fiber. The Flooring NA segment is also vertically integrated in yarn processing, backing manufacturing, tufting, weaving, dyeing, coating and finishing.

The Company is also vertically integrated with significant manufacturing assets that produce laminate flooring, high density fiber board, engineered and pre-finished solid hardwood flooring, fiber-glass sheet vinyl, and luxury vinyl tile. The Flooring NA segment continues to invest in capital projects, such as the recently announced expansion of the Company's North American LVT manufacturing capacity. Other investments in state-of-the-art equipment support market growth, increase manufacturing efficiency and improve overall cost competitiveness.

Flooring ROW Segment

The Company’s laminate and vinyl flooring manufacturing operations in Europe are vertically integrated. The Company believes its Flooring ROW segment has advanced equipment that results in competitive manufacturing in terms of cost and flexibility. In addition, the Flooring ROW segment has significant manufacturing capability for engineered wood flooring. The Flooring ROW segment continues to invest in capital expenditures, such as the recently announced LVT expansion, including new plants utilizing the latest advances in technologies to increase manufacturing capacity, improve efficiency and develop new capabilities including state-of-the-art, fully integrated LVT production which will leverage the Company's proven track record of bringing innovative and high-quality products to the market. The manufacturing facilities for roofing elements, insulation boards, MDF, chipboards and other wood products in the Flooring ROW segment are all configured for cost-efficient manufacturing and production flexibility and are competitive in the European market.

Inputs and Suppliers

Global Ceramic Segment

The principal raw materials used in the production of ceramic tile are clay, talc, industrial minerals and glazes. The Company has long-term clay mining rights in the U.S. and Russia that satisfy a portion of its clay requirements for producing tile. The Company also purchases a number of different grades of clay for the manufacture of its tile. The Company has entered into long-term supply agreements for a portion of its talc requirements. Glazes are used on a significant percentage of manufactured tiles. Glazes consist of frit (ground glass), zircon, stains and other materials, with frit being the largest ingredient. The Company manufactures a significant amount of its frit requirements. The Company believes that there is an adequate supply of all grades of clay, talc and industrial minerals that are readily available from a number of independent sources. If these suppliers were unable to satisfy the Company's requirements, the Company believes that alternative supply arrangements would be available.

Flooring NA Segment

The principal raw materials used in the production of carpet and rugs are nylon, triexta, polyester, polypropylene, recycled post-consumer plastics, synthetic backing materials, latex and various dyes and chemicals, the majority of which are petroleum based. The Company uses wood chips, wood veneers, lumber, and resins in its production of laminate and hardwood products. In its vinyl flooring operations, the Company uses plasticizers and pvc resins. Major raw materials used in the Company’s manufacturing process are available from independent sources and the Company obtains most of its raw materials from major suppliers providing inputs to each major product category. If these suppliers were unable to satisfy the requirements, the Company believes that alternative supply arrangements would be available. Although the market for raw materials is sensitive to temporary disruptions, the North American flooring industry has not experienced a significant shortage of raw materials in recent years.

Flooring ROW Segment

The principal raw materials used in the production of boards, laminate and hardwood flooring are wood, paper and resins. The wood suppliers provide a variety of wood species giving the Company a cost-effective and secure supply of raw material. In its vinyl flooring operations, the Company uses glass fiber, plasticizers and pvc resins. Major raw materials used in the Company’s manufacturing process are available from independent sources and the Company has long-standing relationships with a number of suppliers.

Industry and Competition

The Company is the largest flooring manufacturer in a fragmented industry composed of a wide variety of companies from small privately held firms to large multinationals. In 2014, the U.S. floor covering industry reported $21.8 billion in sales, up approximately 5.6% over 2013's sales of $20.7 billion. In 2014, the primary categories of flooring in the U.S., based on sales, were carpet and rug (49%), hardwood (15%), resilient (includes vinyl and LVT) and rubber (14%), ceramic tile (12%), stone (6%) and laminate (5%). In 2014, the primary categories of flooring in the U.S., based on square feet, were carpet and rug (56%), resilient (includes vinyl and LVT) and rubber (18%), ceramic tile (13%), hardwood (7%), laminate (5%) and stone (1%). Each of these categories is influenced by the residential construction, commercial construction, and residential remodeling markets. These markets are influenced by many factors including consumer confidence, spending for durable goods, interest rates, availability of credit, turnover in housing and the overall strength of the economy.

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

Global Ceramic Segment

Globally, the ceramic tile industry is significantly fragmented. Based on industry publications, the 2014 market sales globally for ceramic tile and stone surfaces was over $73 billion. The Company faces competition in the ceramic tile flooring market from a large number of foreign and domestic manufacturers who all compete for sales of ceramic tile to customers. The Company believes it is the largest manufacturer, distributor and marketer of ceramic tile in the world. The Company also believes it is the largest manufacturer and distributor of ceramic tile in the U.S.

Flooring NA Segment

The North American carpet and rug industry is highly competitive. Based on industry publications, the top five North American carpet and rug manufacturers (including their foreign divisions) in 2014 had carpet and rug sales in excess of $7 billion of the over $10.7 billion market. The Company believes it is one of the largest manufacturers and distributors of hardwood flooring in the U.S. The Company also believes it is the second largest producer of carpets and rugs (in terms of sales dollars) in the world based on its 2014 net sales. The sheet vinyl and LVT industry is also highly competitive, but according to industry publications grew 10.7% in 2014. Based on industry publications the top twenty manufacturers in North America had sheet vinyl and LVT sales of $1.7 billion of the over $2.6 billion market in 2014.

Flooring ROW Segment

The Company faces competition in the laminate and hardwood flooring business from a large number of domestic and foreign manufacturers. The Company believes it is one of the largest manufacturers and distributors of laminate flooring in the world, with a focus on high-end products. In addition, the Company believes it has a competitive advantage in the laminate flooring market as a result of the Flooring ROW segment’s industry leading design, patented technologies and brand recognition, which allow the Company to distinguish its laminate and hardwood flooring products in the areas of finish, quality, installation and assembly. The Company faces competition in the resilient flooring channel from a large number of domestic and foreign manufacturers, but believes it has a competitive advantage in the sheet vinyl and vinyl tile (including LVT) market due to industry leading design, patented technologies, brand recognition, and vertical integration.

Patents and Trademarks

Intellectual property is important to the Company’s business and the Company relies on a combination of patent, copyright, trademark and trade secret laws to protect its interests.

The Company uses several trademarks that it considers important in the marketing of its products, including American Olean, Bigelow, Daltile, Durkan, IVC, Karastan, Lees, Marazzi, Mohawk, Pergo, Quick-Step and Unilin. These trademarks represent innovations that highlight competitive advantages and provide differentiation from competing brands in the market.

The Flooring ROW segment owns a number of patent families in Europe and the U.S. some of which the Company licenses to manufacturers throughout the world. The most important of these patent families is the UNICLIC family, which include the snap, pretension, clearance and the beveled edge patents. The UNICLIC family of patents will expire in 2017. The licensing earnings from patents included in the Flooring ROW segment's results were approximately €118 million in 2015, only a portion of which will be retained following the UNICLIC expiration. The Company continues to explore additional opportunities to generate revenue from its patent portfolio. The licensing revenue from patents generated in the Flooring ROW segment's operations is partially offset by various expenses such as amortization, developing new technologies, filing new patents, supporting existing patents, defending patent lawsuits, collection and auditing of receivables, bad debt and other administrative activities.

Sales Terms and Major Customers

The Company’s sales terms are substantially the same as those generally available throughout the industry. The Company generally permits its customers to return products purchased from it within specified time periods from the date of sale, if the customer is not satisfied with the quality of the product.

During 2015, no single customer accounted for more than 10% of total net sales and the top 10 customers accounted for less than 20% of the Company’s net sales. The Company believes the loss of one major customer would not have a material adverse effect on its business.

Employees

As of December 31, 2015, the Company employed approximately 34,100 persons consisting of approximately 20,400 in the United States, approximately 5,000 in Europe, approximately 3,900 in Mexico, approximately 3,500 in Russia, approximately 1,000 in Malaysia and approximately 300 in various other countries. The majority of the Company’s European and Mexican manufacturing employees are members of unions. Most of the Company’s U.S. employees are not a party to any collective bargaining agreement. Additionally, the Company has not experienced any strikes or work stoppages in recent years. The Company believes that its relations with its employees are good.

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

The floor covering industry is sensitive to changes in general economic conditions, such as consumer confidence, income and spending, corporate and government spending, interest rate levels, availability of credit and demand for housing. Significant or prolonged declines in the U.S. or global economies could have a material adverse effect on the Company’s business.

Downturns in the U.S. and global economies, negatively impact the floor covering industry and the Company’s business. During times of economic uncertainty or decline, end consumers tend to spend less on remodeling their homes, which is how the Company derives a majority of its sales. Likewise new home construction - and the corresponding need for new flooring materials - tends to slow down during recessionary periods. Although the impact of a decline in new construction activity is typically accompanied by an increase in remodeling and replacement activity, these activities lagged in the most recent downturn. Although the difficult economic conditions have improved in the U.S., European and other markets have not recovered as quickly and there may be additional downturns that could cause the industry to deteriorate in the foreseeable future. A significant or prolonged decline in residential or commercial remodeling or new construction activity could have a material adverse effect on the Company’s business and results of operations.

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

On March 26, 2015, the Company entered into a $1,800 million, senior revolving credit facility (the "2015 Senior Credit Facility"). As of December 31, 2015, the amount utilized under the 2015 Senior Credit Facility, including the commercial paper issuance, was $892.3 million resulting in a total of $907.7 million available. The amount utilized included $756.9 million of commercial paper issued, $134.1 million of direct borrowings, and $1.4 million of standby letters of credit related to various insurance contracts and foreign vendor commitments. In addition, on December 19, 2012, the Company entered into an on-balance sheet U.S. trade accounts receivable securitization agreement (the "Securitization Facility") that after an amendment on September 11, 2014 allows the Company to borrow up to $500 million based on available accounts receivable and is secured by the Company's U.S. trade accounts receivable. At December 31, 2015, the amount utilized under the Securitization Facility was $500.0 million.

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

Additionally, the credit facilities include certain affirmative and negative covenants that impose restrictions on the Company’s financial and business operations, including limitations on liens, indebtedness, fundamental changes, asset dispositions, dividends and other similar restricted payments, transactions with affiliates, payments and modifications of certain existing debt, future negative pledges, and changes in the nature of the Company’s business. In addition, the 2015 Senior Credit Facility requires the Company to maintain a Consolidated Interest Coverage Ratio of at least 3.0 to 1.0 and a Consolidated Net Leverage Ratio of no more than 3.75 to 1.0. A failure to comply with the obligations contained in our current or future credit facilities or indentures relating to our outstanding public debt could result in an event of default or an acceleration of debt under other instruments that may contain cross-acceleration or cross-default provisions. We cannot be certain that we would have, or be able to obtain, sufficient funds to make these accelerated payments.

Fluctuations in currency exchange rates may impact the Company’s financial condition and results of operations and may affect the comparability of results between the Company’s financial periods.

The results of the Company’s foreign subsidiaries reported in the local currency are translated into U.S. Dollars for consolidated reporting. The exchange rates between some of these currencies and the U.S. Dollar in recent years have fluctuated significantly and may continue to do so in the future. The Company may not be able to manage effectively the Company’s currency translation risks, and volatility in currency exchange rates may have a material adverse effect on the Company’s consolidated financial statements and affect comparability of the Company’s results between financial periods.

The Company has significant operations in emerging markets, including Bulgaria, Malaysia, Mexico and Russia, therefore, has exposure to doing business in potentially unstable areas of the world.

Operations in emerging markets are subject to greater risk than more developed markets, including in some cases significant legal, economic and political risks. Market conditions and the political structures that support them are subject to rapid change in these economies, and the Company may not be able to react quickly enough to protect its assets and business operations. In particular, developing markets in which the Company operates may be characterized by one or more of the following:

•	heavy state control of natural resources and energy supplies;

•	state ownership of transportation and supply chain assets;

•	high protective tariffs and inefficient customs processes;

•	complex and conflicting laws and regulations, which may be inconsistently or arbitrarily enforced;

•	underdeveloped infrastructure;

•	high incidences of corruption in state regulatory agencies;

•	high crime rates;

•	volatile inflation;

•	widespread poverty and resulting political instability;

•	compliance with laws governing international relations, including U.S. laws that relate to sanctions and corruptions;

•	immature legal and banking systems; and

•	uncertainty with respect to title to real and personal property.

Changes in any one or a combination of these factors could have a material adverse affect on the Company’s business.

In periods of rising costs, the Company may be unable to pass raw materials, labor, energy and fuel-related cost increases on to its customers, which could have a material adverse effect on the Company's business.

The prices of raw materials, labor, energy and fuel-related costs vary significantly with market conditions. While the Company is currently experiencing a low-cost environment with respect to energy and fuel related costs, the Company expects these costs to rise in the future. Although the Company generally attempts to pass on increases in raw material, labor, energy and fuel-related costs to its customers, the Company’s ability to do so is dependent upon the rate and magnitude of any increase, competitive pressures and market conditions for the Company’s products. There have been in the past, and may be in the future, periods of time during which increases in these costs cannot be recovered. During such periods of time, the Company’s business may be materially adversely affected.

The Company may be unable to obtain raw materials or sourced product on a timely basis, which could have a material adverse effect on the Company's business.

The principal raw materials used in the Company’s manufacturing operations include triexta, nylon, polypropylene, and polyester resins and fibers, which are used in the Company’s carpet and rugs business; clay, talc, nepheline syenite and glazes, including frit (ground glass), zircon and stains, which are used in the Company’s ceramic tile business; wood, paper, and resins which are used in the Company’s wood and laminate flooring business; and glass fiber, plasticizers, and pvc resins, which are used in the Company’s vinyl and luxury vinyl tile business. In addition to raw materials, the Company sources finished goods. For certain raw materials and sourced products, the Company is dependent on one or a small number of suppliers. An adverse change in the Company’s relationship with such a supplier, the financial condition of such a supplier or such supplier’s ability to manufacture or deliver such raw materials or sourced products to the Company could lead to an interruption of supply or require the Company to purchase more expensive alternatives. An extended interruption in the supply of these or other raw materials or sourced products used in the Company’s business or in the supply of suitable substitute materials or products would disrupt the Company’s operations, which could have a material adverse effect on the Company’s business.

The Company relies on information systems in managing the Company’s operations and any system failure or deficiencies of such systems may have an adverse effect on the Company’s business.

The Company’s businesses rely on sophisticated software applications to obtain, rapidly process, analyze and manage data. The Company relies on these systems to, among other things:

•	facilitate the purchase, management, distribution, and payment for inventory items;

•	manage and monitor the daily operations of our distribution network;

•	receive, process and ship orders on a timely basis;

•	manage accurate billing to and collections from customers;

•	control logistics and quality control for our retail operations;

•	manage financial reporting; and

•	monitor point of sale activity.

We also rely on our computer hardware, software and network for the storage, delivery and transmission of data to our sales and distribution systems, and certain of our production processes are managed and conducted by computer.

Any event causes interruptions to the input, retrieval and transmission of data or increase in the service time, whether caused by human error, natural disasters, power loss, computer viruses, system conversion, intentional acts of vandalism, various forms of cybercrimes including and not limited to hacking, intrusions, malware or otherwise, could disrupt our normal operations. There can be no assurance that we can effectively carry out our disaster recovery plan to handle the failure of our information systems, or that we will be able to restore our operational capacity within sufficient time to avoid material disruption to our business. The occurrence of any of these events could cause unanticipated disruptions in service, decreased customer service and customer satisfaction, harm to our reputation and loss or misappropriation of sensitive information, which could result in loss of customers, increased operating expenses and financial losses. Any such events could in turn have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

The Company has obtained a number of patents relating to the Company’s products and associated methods and has filed applications for additional patents, including the UNICLIC and Pergo family of patents, which protects its interlocking laminate flooring technology. The Company generates license revenue from these patents, the majority of which will expire in 2017. The Company continues to develop new sources of revenue that may partially offset the expiration of its revenue-producing patents. The failure to develop alternative revenues could have a material adverse effect on the Company's business.

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

The Company intends to grow its business through a combination of organic growth and acquisitions. Growth through acquisitions involves risks, many of which may continue to affect the Company after the acquisition. The Company cannot give assurance that an acquired company will achieve the levels of revenue, profitability and production that the Company expects. Acquisitions may require the issuance of additional securities or the incurrence of additional indebtedness, which may dilute the ownership interests of existing security holders or impose higher interest costs on the Company. Additional challenges related to the Company's acquisition strategy include:

•	maintaining executive offices in different locations;

•	manufacturing and selling different types of products through different distribution channels;

•	conducting business from various locations;

•	maintaining different operating systems and software on different computer hardware; and

•	retaining key employees.

Failure to successfully manage and integrate an acquisition with the Company’s existing operations could lead to the potential loss of customers of the acquired business, the potential loss of employees who may be vital to the new operations, the potential loss of business opportunities or other adverse consequences that could have a material adverse effect on the Company’s business. Even if integration occurs successfully, failure of the acquisition to achieve levels of anticipated sales growth, profitability, or otherwise perform as expected, may result in goodwill or other asset impairments or otherwise have a material adverse effect on the Company’s business.

In addition, we have made certain investments, including through joint ventures, in which we have a minority equity interest and lack management and operational control. The controlling joint venture partner may have business interests, strategies or goals that are inconsistent with ours. Business decisions or other actions or omissions of the controlling joint venture partner, or the joint venture company, may result in harm to our reputation or adversely affect the value of our investment in the joint venture.

A failure to identify suitable acquisition candidates or partners for strategic investments and to complete acquisitions could have a material adverse effect on the Company’s business.

As part of the Company’s business strategy, the Company intends to pursue a wide array of potential strategic transactions, including acquisitions of complementary businesses, as well as strategic investments and joint ventures. Although the Company regularly evaluates such opportunities, the Company may not be able to successfully identify suitable acquisition candidates or to obtain sufficient financing on acceptable terms to fund such strategic transactions.

The Company manufactures, sources and sells many products internationally and is exposed to risks associated with doing business globally.

The Company's international activities are significant to its manufacturing capacity, revenues and profits, and the Company is further expanding internationally. The Company sells products, operates plants and invests in companies around the world. Currently, the Company's Flooring ROW segment has significant operations in Europe, Russia, Malaysia, Australia and New Zealand, and the Company's Global Ceramic segment has significant operations in Europe, Russia and Mexico. In addition, the Company has invested in joint ventures in Brazil and India related to laminate flooring.

The business, regulatory and political environments in these countries differ from those in the U.S. The Company’s international sales, operations and investments are subject to risks and uncertainties, including:

•	changes in foreign country regulatory requirements;

•	differing business practices associated with foreign operations;

•	various import/export restrictions and the availability of required import/export licenses;

•	imposition of foreign tariffs and other trade barriers;

•	foreign currency exchange rate fluctuations;

•	differing inflationary or deflationary market pressures;

•	foreign country tax rules, regulations and other requirements, such as changes in tax rates and statutory and judicial interpretations in tax laws;

•	differing labor laws and changes in those laws;

•	work stoppages and disruptions in the shipping of imported and exported products;

•	government price controls;

•	extended payment terms and the inability to collect accounts receivable;

•	potential difficulties repatriating cash from non-U.S. subsidiaries; and

•	compliance with laws governing international relations, including those U.S. laws that relate to sanctions and corruption.

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

In particular, the Company’s operations are subject to various environmental, health and safety laws and regulations, including those governing air emissions, wastewater discharges, and the use, storage, treatment, recycling and disposal of materials and finished product. The applicable requirements under these laws are subject to amendment, to the imposition of new or additional requirements and to changing interpretations of agencies or courts. The Company could incur material expenditures to comply with new or existing regulations, including fines and penalties and increased costs of its operations. For example, our manufacturing facilities may become subject to further limitations on the emission of “greenhouse gases” due to public policy concerns regarding climate change issues or other environmental or health and safety concerns. While the form of any additional regulations cannot be predicted, a “cap-and-trade” system similar to the system that applies to our businesses in the European Union could be adopted in the United States. The Company’s manufacturing processes use a significant amount of energy, especially natural gas. Any such “cap-and-trade” system or other limitations imposed on the emission of “greenhouse gases” could require us to increase our capital expenditures, use our cash to acquire emission credits or restructure our manufacturing operations, which could have a material adverse effect on our business.

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

The Company may be exposed to litigation, claims and other legal proceedings relating to its products, which could have a material adverse effect on the Company’s business.

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

To be successful, the Company must attract, develop and retain qualified and talented personnel in management, sales, marketing, product design, and operations, and as it considers entering new international markets, skilled personnel familiar with those markets. The Company competes with multinational firms for these employees and invests resources in recruiting, developing, motivating and retaining them. The failure to attract, develop, motivate and retain key employees could negatively affect the Company’s competitive position and its operating results.

The Company is subject to changing regulation of corporate governance and public disclosure that have increased both costs and the risk of noncompliance.

The Company’s stock is publicly traded. As a result, the Company is subject to the rules and regulations of federal and state agencies and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the Securities and Exchange Commission and the New York Stock Exchange, frequently issue new requirements and regulations. The Company’s efforts to comply with the regulations and interpretations have resulted in, and are likely to continue to result in, increased general and administrative costs and diversion of management’s time and attention from profit generating activities to compliance activities.

Declines in the Company’s business conditions may result in an impairment of the Company’s assets which could result in a material non-cash charge.

A significant or prolonged decrease in the Company’s market capitalization, including a decline in stock price, or a negative long-term performance outlook, could result in an impairment of its assets which results when the carrying value of the Company’s assets exceed their fair value.

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

The Company owns and leases manufacturing and distribution facilities worldwide. The table below lists the primary owned and leased facilities at December 31, 2015. The Company owns its Corporate Headquarters in Calhoun, GA. The Company also owns and operates service centers and stores in the United States & Russia, none of which are individually material. The Company believes its existing facilities are suitable for its present needs.

The following is a list of the principal manufacturing and distribution facilities owned or leased by the Company:

Location	Function / Use	Owned / Leased
Global Ceramics Segment:
Borriol, Spain	Manufacturing & Distribution	Owned
Castellon, Spain	Manufacturing	Owned
El Paso, Texas	Manufacturing	Owned

Location	Function / Use	Owned / Leased
Eldersburg, Maryland	Distribution	Leased
Finale Emilia, Italy	Manufacturing	Owned
Fiorano, Italy	Manufacturing	Owned
Florence, Alabama	Manufacturing	Owned
Isperih, Bulgaria	Manufacturing & Distribution	Owned
Lewisport, Kentucky	Manufacturing	Owned
Malino, Russia	Manufacturing & Distribution	Owned
Mexicali, Mexico	Manufacturing	Owned
Monterrey, Mexico	Manufacturing	Owned
Monterrey, Mexico	Distribution	Leased
Muskogee, Oklahoma	Manufacturing & Distribution	Owned
Ontario, California	Distribution	Leased
Orel, Russia	Manufacturing & Distribution	Owned
Salamanca, Mexico	Manufacturing	Owned
Sassuolo, Italy	Manufacturing & Distribution	Owned
Sassuolo, Italy	Distribution	Leased
Shumen, Bulgaria	Manufacturing & Distribution	Owned
Sunnyvale, Texas	Manufacturing	Owned
Sunnyvale, Texas	Distribution	Leased

Flooring NA Segment:
Bennettsville, South Carolina	Manufacturing	Owned
Calhoun, Georgia	Manufacturing & Distribution	Owned
Dalton, Georgia	Manufacturing & Distribution	Owned
Danville, Virginia	Manufacturing	Owned
Eden, North Carolina	Manufacturing & Distribution	Owned
Flower Mound, Texas	Distribution	Leased
Fontana, California	Distribution	Leased
Garner, North Carolina	Manufacturing	Owned
Garner, North Carolina	Distribution	Leased
Glasgow, Virginia	Manufacturing	Owned
Hillsville, Virginia	Manufacturing	Owned
Holden, West Virginia	Manufacturing	Owned
Lyerly, Georgia	Manufacturing	Owned
Melbourne, Arkansas	Manufacturing	Owned
Milledgeville, Georgia	Manufacturing	Owned
Mt. Gilead, North Carolina	Manufacturing	Owned
Roanoke, Alabama	Manufacturing	Owned
Sugar Valley, Georgia	Manufacturing	Owned
Summerville, Georgia	Manufacturing	Owned
Thomasville, North Carolina	Manufacturing	Owned

Flooring ROW Segment:
Avelgem, Belgium	Manufacturing	Owned
Avelgem, Belgium	Manufacturing	Leased
Bazeilles, France	Manufacturing	Owned
Chesterfield, United Kingdom	Manufacturing	Owned
Desselgem, Belgium	Manufacturing	Owned
Dzerzhinsk, Russia	Manufacturing	Owned
Feluy, Belgium	Manufacturing	Owned
Izegem, Belgium	Manufacturing	Owned
Meath County, Ireland	Manufacturing	Owned
Moeskroen, Belgium	Manufacturing	Owned
Oisterwijk, Netherlands	Manufacturing	Owned

Location	Function / Use	Owned / Leased
Oostrozebeke, Belgium	Manufacturing & Distribution	Owned
Sungai Pentani, Malaysia	Manufacturing	Owned
Sury-le-Comtal, France	Manufacturing	Owned
Vielsalm, Belgium	Manufacturing	Owned
Vyskov, Czech Republic	Manufacturing	Owned
Wielsbeke, Belgium	Manufacturing & Distribution	Owned
Wiltz, Luxembourg	Manufacturing	Owned

Item 3.	Legal Proceedings

The Company is involved in litigation from time to time in the regular course of its business. Except as noted below, there are no material legal proceedings pending or known by the Company to be contemplated to which the Company is a party or to which any of its property is subject.

Polyurethane Foam Litigation

Beginning in August 2010, a series of civil lawsuits were initiated in several U.S. federal courts alleging that certain manufacturers of polyurethane foam products and competitors of the Company’s carpet underlay division had engaged in price fixing in violation of U.S. antitrust laws. The Company was named as a defendant in a number of the individual cases (the first filed on August 26, 2010), as well as in two consolidated amended class action complaints (the first filed on February 28, 2011, on behalf of a class of all direct purchasers of polyurethane foam products, and the second filed on March 21, 2011, on behalf of a class of indirect purchasers). All pending cases in which the Company was named as a defendant were filed in or transferred to the U.S. District Court for the Northern District of Ohio for consolidated pre-trial proceedings under the name In re: Polyurethane Foam Antitrust Litigation, Case No. 1:10-MDL-02196.

In these actions, the plaintiffs, on behalf of themselves and/or a class of purchasers, sought damages allegedly suffered as a result of alleged overcharges in the price of polyurethane foam products from at least 1999 to the present. Any damages actually awarded at trial would have been subject to being tripled under US antitrust laws.

On March 23, 2015, the Company entered into an agreement to settle all claims brought by the class of direct purchasers, and the trial court entered an order granting final approval of this settlement on November 19, 2015. On April 30, 2015, the Company entered into an agreement to settle all claims brought by the class of indirect purchasers, and the trial court entered an order granting final approval of this settlement on January 27, 2016. The Company has also entered into settlement agreements resolving all of the claims brought on behalf of all but one of the consolidated individual lawsuits. The Company denies all allegations of wrongdoing but settled the class actions and individual lawsuits to avoid the uncertainty, risk, expense and distraction of protracted litigation.

The Company remains a defendant in one case involving an individual purchaser of polyurethane foam products not sold by the Company. This sole remaining case is in its early stages, no trial date has been set, and the amount of the damages has not yet been specified by the plaintiff. In addition to as yet unspecified actual damages, the plaintiff also seeks attorney fees, pre-judgment and post-judgment interest, court costs and injunctive relief against future violations.

In December 2011, the Company was named as a defendant in a Canadian Class action, Hi! Neighbor Floor Covering Co. Limited v. Hickory Springs Manufacturing Company, et al., filed in the Superior Court of Justice of Ontario, Canada and Options Consommateures v. Vitafoam, Inc. et.al., filed in the Superior Court of Justice of Quebec, Montreal, Canada, both of which alleged similar claims against the Company as raised in the U.S. actions and sought unspecified damages and punitive damages. On June 12, 2015, the Company entered into an agreement to settle all claims brought by the class of Canadian plaintiffs, as well as a separate action pending in the Supreme Court of British Columbia. The courts in Ontario, Quebec and British Columbia have all approved the settlement although certain administrative issues remain. The Company continues to deny all allegations of wrongdoing but settled the case to avoid the uncertainty, risk, expense and distraction of protracted litigation.

During the twelve months ended December 31, 2015 the Company recorded a $122.5 million charge within selling, general and administrative expenses for the settlement and defense of the antitrust cases. The Company believes that adequate provisions for resolution of all of these cases have been made. The Company does not believe that the ultimate outcome of the remaining case will have a material adverse effect on its financial condition.

Belgian Tax Matter

In January 2012, the Company received a €23.8 million assessment from the Belgian tax authority related to its year ended December 31, 2008, asserting that the Company had understated its Belgian taxable income for that year. The Company filed a formal protest in the first quarter of 2012 refuting the Belgian tax authority's position. The Belgian tax authority set aside the assessment in the third quarter of 2012 and refunded all related deposits, including interest income of €1.6 million earned on such deposits. However, on October 23, 2012, the Belgian tax authority notified the Company of its intent to increase the Company's taxable income for the year ended December 31, 2008 under a revised theory. On December 28, 2012, the Belgian tax authority issued assessments for the years ended December 31, 2005 and December 31, 2009, in the amounts of €46.1 million and €35.6 million, respectively, including penalties, but excluding interest. The Company filed a formal protest during the first quarter of 2013 relating to the new assessments. In September 2013, the Belgian tax authority denied the Company's protests, and the Company has brought these two years before the Court of First Appeal in Bruges. In December 2013, the Belgian tax authority issued additional assessments related to the years ended December 31, 2006, 2007, and 2010, in the amounts of €38.8 million, €39.6 million, and €43.1 million, respectively, including penalties, but excluding interest. The Company filed formal protests during the first quarter of 2014, refuting the Belgian tax authority's position for each of the years assessed. In the quarter ended June 28, 2014, the Company received a formal assessment for the year ended December 31, 2008, totaling €30.1 million, against which the Company also submitted its formal protest. All 4 additional years have been brought before the Court of First Appeal in November 2014. In January of 2015, the Company met with the Court of First Appeal in Bruges, Belgium and agreed with the Belgium tax authorities to consolidate and argue the issues regarding the years 2005 and 2009, and apply the ruling to all of the open years (to the extent there are no additional facts/procedural arguments in the other years).

On January 27, 2016, the Court of First Appeal in Bruges, Belgium ruled in favor of the Company with respect to the calendar years ending December 31, 2005 and December 31, 2009. The Company anticipates that the Belgian tax authority will appeal this ruling.

The Company disagrees with the views of the Belgian tax authority on this matter and will persist in its vigorous defense if there is an appeal. Although there can be no assurances, the Company believes the ultimate outcome of these actions will not have a material adverse effect on its financial condition but could have a material adverse effect on its results of operations, liquidity or cash flows in a given quarter or year.

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

	Mohawk Common Stock
	High	Low
2014
First Quarter	$155.48	132.87
Second Quarter	143.50	128.54
Third Quarter	149.84	123.81
Fourth Quarter	158.58	120.37
2015
First Quarter	188.29	151.15
Second Quarter	195.53	172.97
Third Quarter	212.16	174.49
Fourth Quarter	201.88	180.00
As of February 23, 2016, there were approximately 250 holders of record of Common Stock. The Company has not paid or declared any cash dividends on shares of its Common Stock since completing its initial public offering. The Company’s policy is to retain all net earnings for the development of its business, and it does not anticipate paying cash dividends on the Common Stock in the foreseeable future. The payment of future cash dividends will be at the discretion of the Board of Directors and will depend upon the Company’s profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors.
The Company’s Board of Directors has authorized the repurchase of up to 15 million shares of the Company’s outstanding common stock. Since the inception of the program in 1999, a total of approximately 11.5 million shares have been repurchased at an aggregate cost of approximately $335.5 million. All of these repurchases have been financed through the Company’s operations and banking arrangements. The Company did not repurchase shares during the year ended December 31, 2015.

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

	As of or for the Years Ended December 31,
	2015(a)	2014	2013(b)	2012	2011
	(In thousands, except per share data)
Statement of operations data:
Net sales	$8,071,563	7,803,446	7,348,754	5,787,980	5,642,258
Cost of sales	5,660,877	5,649,254	5,427,945	4,297,922	4,225,379
Gross profit	2,410,686	2,154,192	1,920,809	1,490,058	1,416,879
Selling, general and administrative expenses	1,573,120	1,381,396	1,373,878	1,110,550	1,101,337
Operating income	837,566	772,796	546,931	379,508	315,542
Interest expense	71,086	98,207	92,246	74,713	101,617
Other expense (income), net	17,619	10,698	9,114	303	14,051
Earnings from continuing operations before income taxes	748,861	663,891	445,571	304,492	199,874
Income tax expense	131,875	131,637	78,385	53,599	21,649
Earnings from continuing operations	616,986	532,254	367,186	250,893	178,225
Loss from discontinued operations, net of income tax benefit of $1,050	—	—	(17,895)	—	—
Net earnings including noncontrolling interest	616,986	532,254	349,291	250,893	178,225
Less: Net earnings attributable to the noncontrolling interest	1,684	289	505	635	4,303
Net earnings attributable to Mohawk Industries, Inc.	$615,302	531,965	348,786	250,258	173,922

Basic earnings from continuing operations per share	$8.37	7.30	5.11	3.63	2.53
Basic earnings per share attributable to Mohawk Industries, Inc.	$8.37	7.30	4.86	3.63	2.53
Diluted earnings from continuing operations per share	$8.31	7.25	5.07	3.61	2.52
Diluted earnings per share attributable to Mohawk Industries, Inc.	$8.31	7.25	4.82	3.61	2.52

Balance sheet data:
Working capital	$1,993,947	1,885,067	1,892,125	1,776,611	1,683,073
Total assets	9,942,364	8,285,544	8,494,177	6,303,684	6,206,228
Long-term debt (including current portion)	3,199,931	2,253,440	2,260,008	1,382,942	1,586,439
Total stockholders’ equity	4,860,863	4,422,813	4,470,306	3,719,617	3,415,785

(a)	During 2015, the Company acquired the IVC Group, the KAI Group and Xtratherm as discussed in Note 2 of the Notes to Consolidated Financial Statements.

(b)	During 2013, the Company acquired Pergo, Marazzi and Spano as discussed in Note 2 of the Notes to Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview

During the second quarter of 2015, the Company realigned its reportable segments to reflect how the Company’s results will be reported by management. The Company has reorganized its business into three segments: Global Ceramic, Flooring North America ("Flooring NA") and Flooring Rest of the World ("Flooring ROW"). In order to leverage its relationships and distribution capabilities, the Company organized its carpet, wood, laminate, luxury vinyl tile ("LVT") and vinyl operations by geography into the Flooring NA segment and Flooring ROW segment. The Company did not make any changes to the Global Ceramic segment. Previously reported segment results have been reclassified to conform to the current period presentation.

This new segment structure is consistent with the strategic objective that management now applies to manage the growth and profitability of the Company’s business. The Global Ceramic segment includes all worldwide tile and natural stone operations. The Flooring NA segment includes North American operations in all product categories except tile and natural stone. The new segment combines the former Carpet segment with the North American operations of the former Laminate and Wood segment and the North American operations of the Company’s newly acquired LVT and vinyl flooring businesses. The Flooring ROW segment includes operations outside of North America in all product categories except tile and natural stone. The new segment combines the European and Rest of the World operations of the former Laminate and Wood segment and the European and Rest of the World operations of the Company’s newly acquired LVT and vinyl flooring businesses.

The Global Ceramic segment designs, manufactures, sources and markets a broad line of ceramic tile, porcelain tile, natural stone and other products, which it distributes primarily in North America, Europe and Russia through its network of regional distribution centers and Company-operated service centers using Company-operated trucks, common carriers or rail transportation. The segment’s product lines are sold through Company-operated service centers, independent distributors, home center retailers, tile and flooring retailers and contractors. The Flooring NA segment designs, manufactures, sources and markets its floor covering product lines, including carpets, rugs, carpet pad, hardwood, laminate and vinyl products, including LVT, which it distributes through its network of regional distribution centers and satellite warehouses using Company-operated trucks, common carrier or rail transportation. The segment’s product lines are sold through various selling channels, including independent floor covering retailers, distributors, home centers, mass merchandisers, department stores, shop at home, buying groups, commercial contractors and commercial end users. The Flooring ROW segment designs, manufactures, sources, licenses and markets laminate, hardwood flooring, roofing elements, insulation boards, medium-density fiberboard ("MDF"), chipboards, other wood products and vinyl products, including LVT, which it distributes primarily in Europe and Russia through various selling channels, which include retailers, independent distributors and home centers.
Net earnings attributable to the Company were $615.3 million, or diluted EPS of $8.31 for 2015 compared to net earnings attributable to the Company of $532.0 million, or diluted EPS of $7.25 for 2014. The increase in EPS was primarily attributable to increased sales volumes, savings from capital investments and cost reduction initiatives, lower input costs, lower taxes due to the geographic dispersion of earnings, and lower interest expense, partially offset by a charge of approximately $122.5 million related to the settlement and defense of the polyurethane foam litigation, the net impact of unfavorable foreign exchange rates, costs associated with investments in new product development, sales personnel and marketing, and the unfavorable net impact of price and product mix.
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
For the year ended December 31, 2015, the Company generated $911.9 million of cash from operating activities. As of December 31, 2015, the Company had cash and cash equivalents of $81.7 million, of which $20.5 million was in the United States and $61.2 million was in foreign countries.

Acquisitions

On May 12, 2015, the Company purchased approximately 90% of all outstanding shares of Advent KAI Luxembourg Holdings S.a r.l., a Luxembourg societe a respsonsabilite limitee, and its subsidiaries (collectively, the "KAI Group"), an eastern European ceramic tile floor manufacturer for $194.6 million. The KAI Group has a low cost position in the Bulgarian and Romanian markets. The combination with the Company will present opportunities to enhance the group's product offering, upgrade its technology and expand its exports to other countries. The KAI Group's results of operations and a preliminary purchase price allocation are included in the consolidated financial statements since the date of the acquisition.

On June 12, 2015, the Company completed the acquisition of International Flooring Systems S.A., a Luxembourg societe anonyme, and its subsidiaries (collectively, the “IVC Group”), a global manufacturer, distributor and marketer of vinyl flooring products, including LVT. The total value of the acquisition was $1.1 billion. The IVC Group acquisition will position the Company as a major participant in both the fast growing LVT category and the expanding fiberglass sheet vinyl business. The IVC Group's results of operations and a preliminary purchase price allocation are included in the consolidated financial statements since the date of the acquisition.
On December 7, 2015, the Company completed its purchase of Xtratherm Limited, an Irish company, and certain of its affiliates (collectively, "Xtratherm"), a manufacturer of insulation boards in Ireland, the UK and Belgium. The total value of the acquisition was $158.9 million. The Xtratherm acquisition will expand the Company's existing insulation board footprint to include Ireland and the UK while capitalizing on expanded product offerings in Continental Europe. Xtratherm's results of operations and a preliminary purchase price allocation are included in the consolidated financial statements since the date of the acquisition.

Results of Operations
Following are the results of operations for the last three years:

	For the Years Ended December 31,
	2015		2014		2013
	(In millions)
Statement of operations data:
Net sales	$8,071.6	100.0%	$7,803.4	100.0%	$7,348.8	100.0%
Cost of sales (1)	5,660.9	70.1%	5,649.3	72.4%	5,428.0	73.9%
Gross profit	2,410.7	29.9%	2,154.1	27.6%	1,920.8	26.1%
Selling, general and administrative expenses (2)	1,573.1	19.5%	1,381.4	17.7%	1,373.9	18.7%
Operating income	837.6	10.4%	772.7	9.9%	546.9	7.4%
Interest expense (3)	71.1	0.9%	98.2	1.3%	92.2	1.3%
Other expense (4)	17.6	0.2%	10.7	0.1%	9.1	0.1%
Earnings from continuing operations before income taxes	748.9	9.3%	663.8	8.5%	445.6	6.1%
Income tax expense (5)	131.9	1.6%	131.6	1.7%	78.4	1.1%
Earnings from continuing operations	617.0	7.6%	532.2	6.8%	367.2	5.0%
Loss from discontinued operations, net of income tax benefit of $1,050	—	—%	—	—%	(17.9)	(0.2)%
Net earnings including noncontrolling interest	617.0	7.6%	532.2	6.8%	349.3	4.8%
Less: Net earnings attributable to the noncontrolling interest	1.7	—%	0.3	—%	0.5	—%
Net earnings attributable to Mohawk Industries, Inc.	$615.3	7.6%	$531.9	6.8%	$348.8	4.7%

(1) Cost of sales includes:
Restructuring, acquisition and integration charges	$45.6	0.6%	$31.2	0.4%	$49.2	0.7%
Acquisition inventory step-up	13.3	0.2%	—	—%	31.0	0.4%
(2) Selling, general and administrative expenses include:
Restructuring, acquisition and integration charges	29.1	0.4%	20.4	0.3%	62.8	0.9%
Legal settlement and reserve	124.5	1.5%	10.0	0.1%	—	—%
(3) Interest expense includes:
Debt extinguishment costs	—	—%	18.9	0.2%	—	—%
Deferred loan cost write-off	—	—%	1.1	—%	0.5	—%
Interest on 3.85% senior notes (pre-acquisition)	0.7	—%	—	—%	3.6	—%
(4) Other expense (income) includes:
Loss on disposal of subsidiary	—	—%	12.0	0.2%	—	—%
Restructuring, acquisition and integration charges	—	—%	—	—%	1.5	—%
Reversal of uncertain tax position indemnification asset	11.2	0.1%	—	—%	—	—%
(5) Income tax expense includes:
Reversal of uncertain tax position	(11.2)	(0.1)%	—	—%	—	—%

Year Ended December 31, 2015, as Compared with Year Ended December 31, 2014

Net sales

Net sales for 2015 were $8,071.6 million, reflecting an increase of $268.1 million, or 3.4%, from the $7,803.4 million reported for 2014. The increase was primarily attributable to higher sales volume of approximately $785 million, or 10%, partially offset by the net impact of unfavorable foreign exchange rates of approximately $490 million, or 6%, and the unfavorable net impact of price and product mix of approximately $28 million. Of the $785 million increase in volume, approximately $396 million was attributable to acquisitions.

Global Ceramic Segment—Net sales decreased $2.4 million, or 0.1%, to $3,012.9 million for 2015, compared to $3,015.3 million for 2014. The decrease was primarily attributable to the net impact of unfavorable foreign exchange rates of approximately $252 million, or 8%, partially offset by higher sales volume of approximately $150 million, or 5%, and the favorable net impact of price and product mix of approximately $99 million, or 3%. Of the $150 million increase in volume, approximately $65 million was attributable to the KAI Group acquisition.

Flooring NA Segment—Net sales increased $161.1 million, or 4.7%, to $3,602.1 million for 2015, compared to $3,441.0 million for 2014. The increase was primarily attributable to higher sales volume of approximately $275 million, or 8%, partially offset by the unfavorable net impact of price and product mix of approximately $114 million, or 3%. Of the $275 million increase in volume, approximately $77 million was attributable to the IVC Group acquisition.

Flooring ROW Segment—Net sales increased $102.9 million, or 7.6%, to $1,456.9 million for 2015, compared to $1,354.0 million for 2014. The increase was primarily attributable to higher volume of approximately $354 million, or 26%, partially offset by the net impact of unfavorable foreign exchange rates of approximately $238 million, or 18%, and the unfavorable net impact of price and product mix of approximately $13 million, or 1%. Of the $354 million increase in volume, approximately $254 million was attributable to the IVC Group acquisition.

Quarterly net sales and the percentage changes in net sales by quarter for 2015 versus 2014 were as follows (dollars in millions):

	2015	2014	Change
First quarter	$1,881.2	1,813.1	3.8%
Second quarter	2,041.7	2,048.2	(0.3)%
Third quarter	2,150.7	1,990.7	8.0%
Fourth quarter	1,998.0	1,951.4	2.4%
Total year	$8,071.6	7,803.4	3.4%

Gross profit

Gross profit for 2015 was $2,410.7 million (29.9% of net sales), an increase of $256.5 million or 11.9%, compared to gross profit of $2,154.2 million (27.6% of net sales) for 2014. As a percentage of net sales, gross profit increased 230 basis points. The increase in gross profit dollars was primarily attributable to higher sales volume of approximately $254 million, savings from capital investments and cost reduction initiatives of approximately $127 million, and lower input costs of approximately $101 million, including lower material costs of approximately $87 million, partially offset by the net impact of unfavorable foreign exchange rates of approximately $151 million, the unfavorable net impact of price and product mix of approximately $30 million, the unfavorable impact of higher restructuring, acquisition and integration-related costs of approximately $28 million, and costs associated with investments in expansion of production capacity of approximately $15 million.

Selling, general and administrative expenses

Selling, general and administrative expenses for 2015 were $1,573.1 million (19.5% of net sales), an increase of $191.7 million compared to $1,381.4 million (17.7% of net sales) for 2014. As a percentage of net sales, selling, general and administrative expenses increased 180 basis points. The increase in selling, general and administrative expenses in dollars was primarily attributable to a charge of approximately $122 million related to the settlement and further defense of the polyurethane foam litigation described in more detail herein, approximately $83 million of costs due to higher sales volume, approximately $44 million of costs associated with investments in new product development, sales personnel, and marketing, and increased employee costs of approximately $27 million, partially offset by the positive impact of foreign exchange rates of approximately $77 million and savings from capital investments and cost reduction initiatives of approximately $6 million.

Operating income

Operating income for 2015 was $837.6 million (10.4% of net sales) reflecting an increase of $64.8 million, or 8.4%, compared to operating income of $772.8 million (9.9% of net sales) for 2014. The increase in operating income was primarily attributable to higher sales volume of approximately $172 million, savings from capital investments and cost reduction initiatives of approximately $133 million, and lower input costs of approximately $101 million, including lower material costs of approximately $87 million, partially offset by a charge of approximately $122 million related to the settlement and defense of the polyurethane foam litigation described in more detail herein, the net impact of unfavorable foreign exchange rates of approximately $74 million, costs associated with investments in new product development, sales personnel and marketing of approximately $44 million, the unfavorable net impact of price and product mix of approximately $29 million, increased employee costs of approximately $27 million, the unfavorable impact of higher restructuring, acquisition and integration-related costs of approximately $30 million which includes approximately $13 million of costs related to acquisition inventory step-up, and costs associated with investments in expansion of production capacity of approximately $15 million.

Global Ceramic Segment—Operating income was $414.2 million (13.7% of segment net sales) for 2015 reflecting an increase of $63.0 million, or 18.0%, compared to operating income of $351.1 million (11.6% of segment net sales) for 2014. The increase in operating income was primarily attributable to sales volume increases of approximately $52 million, savings from capital investments and cost reduction initiatives of approximately $36 million, the favorable net impact of price and product mix of approximately $32 million, and lower input costs of approximately $12 million, partially offset by the net impact of unfavorable foreign exchange rates of approximately $35 million, costs associated with investments in new product development, sales personnel and marketing of approximately $22 million, and increased employee costs of approximately $11 million.

Flooring NA Segment—Operating income was $264.3 million (7.3% of segment net sales) for 2015 reflecting a decrease of $35.7 million, or 11.9%, compared to operating income of $300.0 million (8.7% of segment net sales) for 2014. The decrease in operating income was primarily attributable to a charge of approximately $122 million related to the settlement and defense of the polyurethane foam litigation described in more detail herein, the unfavorable net impact of price and product mix of approximately $53 million, the unfavorable impact of higher restructuring, acquisition and integration-related costs of approximately $21 million, costs associated with investments in new product development, sales personnel and marketing of approximately $13 million, and increased employee costs of approximately $9 million, partially offset by savings from capital investments and cost reduction initiatives of approximately $92 million, lower material costs of approximately $69 million, and sales volume increases of approximately $31 million.

Flooring ROW Segment—Operating income was $203.4 million (14.0% of segment net sales) for 2015 reflecting an increase of $51.8 million, or 34.2%, compared to operating income of $151.5 million (11.2% of segment net sales) for 2014. The increase in operating income was primarily attributable to higher sales volume of approximately $89 million, lower material costs of approximately $22 million, and savings from capital investments and cost reduction initiatives of approximately $6 million, partially offset by the net impact of unfavorable foreign exchange rates of approximately $40 million, costs associated with investments in new product development, sales personnel and marketing of approximately $9 million, costs associated with investments in expansion of production capacity of approximately $8 million, and the unfavorable net impact of price and product mix of approximately $8 million.

Interest expense

Interest expense was $71.1 million for 2015, reflecting a decrease of $27.1 million compared to interest expense of $98.2 million for 2014. The decrease was primarily attributable to the inclusion in the 2014 amount of $20 million of non-recurring premiums and fees due to the redemption of $254.4 million of the 6.125% Senior Notes due January 15, 2016, and the use of lower rate U.S. commercial paper to finance the aforementioned redemption, offset by an increase in debt resulting from the 2015 acquisitions.

Other expense

Other expense was $17.6 million for 2015, reflecting an increase of $6.9 million compared to other expense of $10.7 million for 2014. The increase was primarily attributable to the release of an indemnification receivable related to the reversal of uncertain tax positions recorded with the IVC Group acquisition of approximately $11 million.

Income tax expense

For 2015, the Company recorded income tax expense of $131.9 million on earnings from continuing operations before income taxes of $748.9 million for an effective tax rate of 17.6%, as compared to an income tax expense of $131.6 million on earnings from continuing operations before income taxes of $663.9 million, resulting in an effective tax rate of 19.8% for 2014. The decrease in effective tax rates was primarily attributable to the expiration of the statute of limitations on European-related tax exposures, resulting in the reversal of uncertain tax positions of approximately $11 million, and the geographic dispersion of the Company's profits and losses for the year, including the $122 million charge related to the settlement and defense of the polyurethane foam litigation in the U.S., partially offset by the non-recurrence of the favorable court case in Italy of approximately $8 million occurring in 2014. See Note 13-Income Taxes.

Year Ended December 31, 2014, as Compared with Year Ended December 31, 2013

Net sales

Net sales for 2014 were $7,803.4 million, reflecting an increase of $454.7 million, or 6.2%, from the $7,348.8 million reported for 2013. The increase was primarily attributable to higher sales volume of approximately $498 million, or 7%, and the favorable net impact of price and product mix of approximately $13 million, partially offset by the net impact of unfavorable foreign exchange rates of approximately $56 million. Of the $498 million increase in volume, approximately $328 million was attributable to the Marazzi and Spano acquisitions.

Global Ceramic Segment—Net sales increased $338.2 million, or 12.6%, to $3,015.3 million for 2014, compared to $2,677.1 million for 2013. The increase was primarily attributable to higher volume of approximately $358 million and the favorable net impact of price and product mix of approximately $38 million, partially offset by the net impact of unfavorable foreign exchange rates of approximately $58 million. Of the $358 million increase in volume, approximately $272 million was attributable to the Marazzi acquisition.

Flooring NA Segment—Net sales increased $17.9 million to $3,441.0 million for 2014, compared to $3,423.1 million for 2013. The increase was primarily attributable to higher volume of approximately $43 million, partially offset by the unfavorable net impact of price and product mix of approximately $25 million. The volume increases were primarily attributable to increases in residential new construction and commercial sales.

Flooring ROW Segment—Net sales increased $104.7 million, or 8.4%, to $1,354.0 million for 2014, compared to $1,249.3 million for 2013. The increase was primarily attributable to higher volume of approximately $102 million and the net impact of favorable foreign exchange rates of approximately $2 million. Of the $102 million increase in volume, approximately $55 million was attributable to the Spano acquisition while the remaining volume increases were attributable to higher sales in Europe.

Quarterly net sales and the percentage changes in net sales by quarter for 2014 versus 2013 were as follows (dollars in millions):

	2014	2013	Change
First quarter	$1,813.1	1,486.8	21.9%
Second quarter	2,048.2	1,976.3	3.6%
Third quarter	1,990.7	1,961.5	1.5%
Fourth quarter	1,951.4	1,924.2	1.4%
Total year	$7,803.4	7,348.8	6.2%

Gross profit

Gross profit for 2014 was $2,154.2 million (27.6% of net sales), an increase of $233.4 million or 12.2%, compared to gross profit of $1,920.8 million (26.1% of net sales) for 2013. As a percentage of net sales, gross profit increased 150 basis points. The increase in gross profit dollars was primarily attributable to higher sales volume of approximately $151 million that was predominately attributable to the Marazzi and Spano acquisitions, savings from capital investments and cost reduction initiatives of approximately $86 million, the fair value inventory step-up adjustment in the prior year related to the Marazzi acquisition of approximately $31 million, the favorable net impact of price and product mix of approximately $26 million, lower restructuring, acquisition and integration-related costs of approximately $18 million, partially offset by costs associated with investments in expansion of production capacity of approximately $13 million, the net impact of unfavorable foreign exchange rates of approximately $15 million and higher input costs of approximately $49 million.

Selling, general and administrative expenses

Selling, general and administrative expenses for 2014 were $1,381.4 million (17.7% of net sales), an increase of $7.5 million compared to $1,373.9 million (18.7% of net sales) for 2013. As a percentage of net sales, selling, general and administrative expenses decreased 100 basis points, primarily due to increased sales volumes. The increase in selling, general and administrative expenses in dollars was primarily attributable to approximately $71 million of costs associated with higher sales volumes due to higher legacy sales, acquisitions and new product introductions, and increased employee costs of approximately $12 million, partially offset by lower restructuring, acquisition and integration-related costs of approximately $32 million, improved efficiencies. of approximately $32 million and the positive impact of foreign exchange rates of approximately $10 million.

Operating income

Operating income for 2014 was $772.8 million (9.9% of net sales) reflecting an increase of $225.9 million, or 41.3%, compared to operating income of $546.9 million (7.4% of net sales) for 2013. The increase in operating income was primarily attributable to higher sales volume of approximately $89 million, savings from capital investments and cost reduction initiatives of approximately $86 million, lower restructuring, acquisition and integration-related costs of approximately $60 million, inventory step-up related to the Marazzi acquisition of approximately $31 million and partially offset by higher input costs of approximately $49 million.

Global Ceramic Segment—Operating income was $351.1 million (11.6% of segment net sales) for 2014 reflecting an increase of $141.3 million, or 67.3%, compared to operating income of $209.8 million (7.8% of segment net sales) for 2013. The increase in operating income was primarily attributable to sales volume increases of approximately $53 million, lower restructuring, acquisition and integration-related costs of approximately $33 million, inventory step-up in the prior year related to the Marazzi acquisition of approximately $31 million, savings from capital investments and cost reduction initiatives of approximately $32 million and the favorable net impact of price and product mix of approximately $32 million, partially offset by higher input costs of approximately $20 million.

Flooring NA Segment—Operating income was $300.0 million (8.7% of segment net sales) for 2014 reflecting an increase of $40.2 million, or 15.5%, compared to operating income of $259.8 million (7.6% of segment net sales) for 2013. The increase in operating income was primarily attributable to savings from capital investments and cost reduction initiatives of approximately $56 million, improved efficiencies in selling, general and administrative expenses of approximately $17 million, lower restructuring costs of approximately $15 million, partially offset by higher input costs of approximately $23 million, the unfavorable net impact of price and product mix of approximately $15 million and higher provision for legal reserves of approximately $10 million.

Flooring ROW Segment—Operating income was $151.5 million (11.2% of segment net sales) for 2014 reflecting an increase of $43.7 million, or 40.5%, compared to operating income of $107.8 million (8.6% of segment net sales) for 2013. The increase in operating income was primarily attributable to sales volume increases of approximately $33 million, lower restructuring, acquisition and integration-related costs of approximately $11 million and the favorable net impact of price and product mix of approximately $10 million, partially offset by higher input costs of approximately $5 million and costs associated with investments in new product development, sales personnel, and marketing of approximately $3 million.

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

Income tax expense

For 2014, the Company recorded income tax expense of $131.6 million on earnings from continuing operations before income taxes of $663.9 million for an effective tax rate of 19.8%, as compared to an income tax expense of $78.4 million on earnings from continuing operations before income taxes of $445.6 million, resulting in an effective tax rate of 17.6% for 2013. The increase in effective tax rates was primarily attributable to additional tax expense on a $218.3 million increase in foreign and domestic earnings (including approximately $23 million of increased tax expense arising out of Subpart F income) partially offset by a $7.4 million notional tax benefit in Italy and a $7.8 million tax benefit as a result of a favorable court case in Italy. See Note 13-Income Taxes.

Loss from discontinued operations, net of income tax benefit

For 2013, the Company recorded a loss from discontinued operations, net of income tax benefit of $17.9 million as discussed in Note 4-Discontinued Operations.

Liquidity and Capital Resources

The Company’s primary capital requirements are for working capital, capital expenditures and acquisitions. The Company’s capital needs are met primarily through a combination of internally generated funds, commercial paper, bank credit lines, term and senior notes and credit terms from suppliers.

Net cash flows provided by operating activities for 2015 were $911.9 million compared to $662.2 million provided by operating activities for 2014. The increase in cash provided by operating activities for 2015 as compared to 2014 is primarily attributable to changes in working capital. Receivables, inventories and accounts payable used approximately $7 million of cash in 2015 compared to $224 million 2014. These changes in working capital reflect normal fluctuations relative to the timing and nature of these transactions. Also contributing to the increase in cash provided by operating activities were higher earnings driven by increases in sales volumes, savings from capital investments and cost reduction initiatives, and decreases in income tax and interest expense, partially offset by the polyurethane foam litigation charge and the net impact of unfavorable foreign exchange rates. The increase in cash provided by operating activities of $137 million for 2014 as compared to 2013 was primarily attributable to higher earnings driven by increases in sales volumes, savings from capital investments and cost reduction initiatives and lower restructuring charges, and a decrease in deferred income taxes, partially offset by changes in working capital.

Net cash used in investing activities for 2015 was $1,874.2 million compared to net cash used in investing activities of $565.7 million for 2014. The increase was primarily attributable to acquisitions of $1,370.6 million in the current year, partially offset by lower capital expenditures of $57.8 million in the current year. The decrease in cash used in investing activities of $244.3 million for 2014 as compared to 2013 was primarily attributable to acquisitions of $443.5 million in 2013, partially offset by higher capital expenditures of $195.3 million in 2014.

Net cash provided by financing activities for 2015 was $964.1 million compared to net cash used in financing activities of $25.6 million for 2014. The change in cash used in financing as compared to 2014 is primarily attributable to net proceeds from commercial paper of $468.0 million and $564.7 million in proceeds from senior notes. Net cash used in financing activities for 2014 decreased $81.2 million compared to net cash used in financing activities of $106.8 million for 2013 primarily attributable to net proceeds from commercial paper of $302 million and $200 million in proceeds from asset securitization borrowings, partially offset by repayments of senior notes of $254 million and $165 million of net payments of the senior credit facility.

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

At the Company's election, revolving loans under the 2015 Senior Credit Facility bear interest at annual rates equal to either (a) LIBOR for 1, 2, 3 or 6 month periods, as selected by the Company, plus an applicable margin ranging between 1.00%

and 1.75% (1.25% as of December 31, 2015), or (b) the higher of the Wells Fargo Bank, National Association prime rate, the Federal Funds rate plus 0.5%, and a monthly LIBOR rate plus 1.0%, plus an applicable margin ranging between 0.00% and 0.75% (0.25% as of December 31, 2015). The Company also pays a commitment fee to the lenders under the 2015 Senior Credit Facility on the average amount by which the aggregate commitments of the lenders' exceed utilization of the 2015 Senior Credit Facility ranging from 0.10% to 0.225% per annum. As of December 31, 2015, the Company is paying a commitment fee of 0.15%. The applicable margins and the commitment fee are determined based on whichever of the Company's Consolidated Net Leverage Ratio or its senior unsecured debt rating (or if not available, corporate family rating) results in the lower applicable margins and commitment fee (with applicable margins and the commitment fee increasing as that ratio increases or those ratings decline, as applicable).

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

As of December 31, 2015, amounts utilized under the 2015 Senior Credit Facility included $134.1 million of borrowings and $1.4 million of standby letters of credit related to various insurance contracts and foreign vendor commitments. The outstanding borrowings of $756.9 million under the Company's U.S. and European commercial paper programs as of December 31, 2015 reduce the availability of the 2015 Senior Credit Facility. Taking the commercial paper borrowings into account, the Company has utilized $892.3 million under the 2015 Senior Credit Facility resulting in a total of $907.7 million available under the 2015 Senior Credit Facility.

Commercial Paper

On February 28, 2014, the Company established a U.S. commercial paper program for the issuance of unsecured commercial paper in the United States capital markets. Under the commercial paper program, the Company issues commercial paper notes from time to time. On May 21, 2015, following the amendment and restatement of the 2013 Credit Facility, the Company expanded the amount of borrowings permitted under its U.S. commercial paper program from $1,000.0 million to $1,800.0 million. The U.S. commercial paper notes have maturities ranging from one day to 397 days and are not subject to voluntary prepayment by the Company or redemption prior to maturity. The U.S. commercial paper notes rank pari passu with all of the Company's other unsecured and unsubordinated indebtedness.

On July 31, 2015, the Company established a European commercial paper program for the issuance of unsecured commercial paper in the Eurozone capital markets. Under the European commercial paper program, the Company issues commercial paper notes from time to time, subject to a cap equal to €1,000.0 million. The European commercial paper notes have maturities ranging from one day to 183 days and are not subject to voluntary prepayment by the Company or redemption prior to maturity. The European commercial paper notes rank pari passu with all of the Company's other unsecured and unsubordinated indebtedness. To the extent European commercial paper notes are issued by a subsidiary of the Company, payment on such notes will be fully and unconditionally guaranteed by the Company.

The Company uses its 2015 Senior Credit Facility as a liquidity backstop for its commercial paper programs. Accordingly, the total amount due and payable under all of the Company's commercial paper programs may not exceed $1,800.0 million (less any amounts drawn on the 2015 Senior Credit Facility) at any time.

The proceeds from the sale of commercial paper notes will be available for general corporate purposes. The Company used the initial proceeds from the sale of U.S. commercial paper notes to repay borrowings under its 2013 Senior Credit Facility and certain of its industrial revenue bonds. The Company used the initial proceeds from the sale of European commercial paper notes to repay euro-denominated borrowings under its 2015 Senior Credit Facility. As of December 31, 2015, the amount utilized under the commercial paper programs was $756.9 million with a weighted-average interest rate and maturity period of 0.65% and 28.35 days, respectively for the U.S. commercial paper program and 0.08% and 34.82 days, respectively for the European commercial paper program.

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

On January 17, 2006, the Company issued $900.0 million aggregate principal amount of 6.125% Senior Notes due January 15, 2016. On August 15, 2014, the Company purchased for cash approximately $200.0 million aggregate principal amount of its outstanding 6.125% senior notes due January 15, 2016 at a price equal to 107.73% of the principal amount, resulting in a premium to redeeming noteholders of approximately $15.5 million and fees of $1.1 million associated with the redemption. The premium as well as the fees are included in interest expense on the condensed consolidated statement of operations as at December 31, 2014. On November 3, 2014, the Company purchased for cash approximately $54.4 million aggregate principal amount of its outstanding 6.125% senior notes due January 15, 2016 at a price equal to 106.38% of the principal amount, resulting in a premium to redeeming noteholders of approximately $3.5 million. The premium is included in interest expense on the condensed consolidated statement of operations as at December 31, 2014.

On January 15, 2016, the Company paid the remaining approximately $645.6 million outstanding principal of its 6.125% Senior Notes using cash on hand and borrowings under its 2015 Senior Credit Facility.

Accounts Receivable Securitization

On December 19, 2012, the Company entered into a three-year on-balance sheet trade accounts receivable securitization agreement (the "Securitization Facility"). On September 11, 2014, the Company made certain modifications to its Securitization Facility, which modifications, among other things, increased the aggregate borrowings available under the facility from $300.0 million to $500.0 million and decreased the interest margins on certain borrowings. On December 10, 2015, the Company amended the terms of the Securitization Facility, reducing the applicable margin and extending the termination date from December 19, 2015 to December 19, 2016. The Company paid financing costs of $0.3 million in connection with this extension. These costs were deferred and are being amortized over the remaining term of the Securitization Facility.

Under the terms of the Securitization Facility, certain subsidiaries of the Company sell at a discount certain of their trade accounts receivable (the “Receivables”) to Mohawk Factoring, LLC (“Factoring”) on a revolving basis. The Company has determined that Factoring is a bankruptcy remote subsidiary, meaning that Factoring is a separate legal entity whose assets are available to satisfy the claims of the creditors of Factoring only, not the creditors of the Company or the Company’s other subsidiaries. Factoring may borrow up to $500.0 million based on the amount of eligible Receivables owned by Factoring, and Factoring has granted a security interest in all of such Receivables to the third-party lending group as collateral for such borrowings.  Amounts loaned to Factoring under the Securitization Facility bear interest at commercial paper interest rates, in the case of lenders that are commercial paper conduits, or LIBOR, in the case of lenders that are not commercial paper conduits, in each case, plus an applicable margin of 0.65% per annum. Factoring also pays a commitment fee at a per annum rate of 0.35% on the unused amount of each lender’s commitment. At December 31, 2015, the amount utilized under the Securitization Facility was $500.0 million.

The Company may continue, from time to time, to retire its outstanding debt through cash purchases in the open market, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amount involved may be material.

As of December 31, 2015, the Company had cash of $81.7 million, of which $61.2 million was held outside the United States. While the Company plans to permanently reinvest the cash held outside the United States, the estimated cost of repatriation for the cash as of December 31, 2015 was approximately $21.4 million. The Company believes that its cash and cash equivalents on hand, cash generated from operations and availability under its 2015 Senior Credit Facility will be sufficient to meet its capital expenditure, working capital and debt servicing requirements over the next twelve months.

The Company’s Board of Directors has authorized the repurchase of up to 15 million shares of the Company’s outstanding common stock. Since the inception of the program in 1999, a total of approximately 11.5 million shares have been repurchased at an aggregate cost of approximately $335.5 million. All of these repurchases have been financed through the Company’s operations and banking arrangements. The Company did not repurchase shares during the year ended December 31, 2015.

Contractual obligations
The following is a summary of the Company’s future minimum payments under contractual obligations as of December 31, 2015 (in millions):

	Total	2016	2017	2018	2019	2020	Thereafter
Recorded Contractual Obligations:
Long-term debt, including current maturities and capital leases	$3,199.9	1,999.2	1.9	1.7	1.5	43.2	1,152.5
Unrecorded Contractual Obligations:
Interest payments on long-term debt and capital leases (1)	314.2	83.2	34.7	34.7	34.7	35.3	91.4
Operating leases	297.1	95.4	76.7	54.3	34.9	20.3	15.5
Purchase commitments (2)	594.5	130.3	54.4	53.0	50.8	25.5	280.5
Expected pension contributions (3)	0.5	0.5	—	—	—	—	—
Uncertain tax positions (4)	0.7	0.7	—	—	—	—	—
Guarantees (5)	25.6	19.6	1.0	0.1	—	—	4.9
	1,232.5	329.7	166.8	142.1	120.4	81.1	392.3
Total	$4,432.4	2,328.9	168.7	143.8	121.9	124.3	1,544.8

(1)
For fixed rate debt, the Company calculated interest based on the applicable rates and payment dates. For variable rate debt, the Company estimated average outstanding balances for the respective periods and applied interest rates in effect as of December 31, 2015 to these balances.

(2)	Includes volume commitments for natural gas, electricity and raw material purchases.

(3)
Includes the estimated pension contributions for 2016 only, as the Company is unable to estimate the pension contributions beyond 2016. The Company’s projected benefit obligation and plan assets as of December 31, 2015 were $23.7 million and $20.5 million, respectively. The projected benefit obligation liability has not been presented in the table above due to uncertainty as to amounts and timing regarding future payments.

(4)
Excludes $36.4 million of non-current accrued income tax liabilities and related interest and penalties for uncertain tax positions. These liabilities have not been presented in the table above due to uncertainty as to amounts and timing regarding future payments.

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

•
Accounts receivable and revenue recognition. Revenues are recognized when there is persuasive evidence of an arrangement, delivery has occurred, the price has been fixed or is determinable, and collectability can be reasonably assured. The Company provides allowances for expected cash discounts, sales allowances, returns, claims and doubtful accounts based upon historical bad debt and claims experience and periodic evaluation of specific customer accounts and the aging of accounts receivable. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. A 10% change in the Company’s allowance for discounts, returns, claims and doubtful accounts would have affected net earnings by approximately $5 million for the year ended December 31, 2015.

•
Inventories are stated at the lower of cost or market (net realizable value). Cost has been determined using the first-in first-out method (“FIFO”). Costs included in inventory include raw materials, direct and indirect labor and employee benefits, depreciation, general manufacturing overhead and various other costs of manufacturing. Market, with respect to all inventories, is replacement cost or net realizable value. Inventories on hand are compared against anticipated future usage, which is a function of historical usage, anticipated future selling price, expected sales below cost, excessive quantities and an evaluation for obsolescence. Actual results could differ from assumptions used to value obsolete inventory, excessive inventory or inventory expected to be sold below cost and additional reserves may be required. A 10% change in the Company’s reserve for excess or obsolete inventory would have affected net earnings by approximately $7 million for the year ended December 31, 2015.

•
Acquisition Accounting. The fair value of the consideration we pay for each new acquisition is allocated to tangible assets and identifiable intangible assets, liabilities assumed, any non-controlling interest in the acquired entity and goodwill.  The accounting for acquisitions involves a considerable amount of judgment and estimate, including the fair value of certain forms of consideration; fair value of acquired intangible assets involving projections of future revenues and cash flows that are then either discounted at an estimated discount rate or measured at an estimated royalty rate; fair value of other acquired assets and assumed liabilities, including potential contingencies; and the useful lives of the acquired assets. The assumptions used are determined at the time of the acquisition in accordance with accepted valuation models.  Projections are developed using internal forecasts, available industry and market data and estimates of long-term rates of growth for our business. The impact of prior or future acquisitions on our financial position or results of operations may be materially impacted by the change in or initial selection of assumptions and estimates.  See Note 2-Acquisitions for further discussion of business combination accounting valuation methodology and assumptions.

•
Goodwill and other intangibles. Goodwill is tested annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. The Company considers the relationship between its market capitalization and its book value, among other factors, when reviewing for indicators of impairment. The goodwill impairment tests are based on determining the fair value of the specified reporting units based on management judgments and assumptions using the discounted cash flows and comparable company market valuation approaches. The Company has identified Global Ceramic, Flooring NA and Flooring ROW as its reporting units for the purposes of allocating goodwill and intangibles as well as assessing impairments. The valuation approaches are subject to key judgments and assumptions that are sensitive to change such as judgments and assumptions about appropriate sales growth rates, operating margins, weighted average cost of capital (“WACC”), and comparable company market multiples. When developing these key judgments and assumptions, the Company considers economic, operational and market conditions that could impact the fair value of the reporting unit. However, estimates are inherently uncertain and represent only management’s reasonable expectations regarding future developments. These estimates and the judgments and assumptions upon which the estimates are based will, in all likelihood, differ in some respects from actual future results. Should a significant or prolonged deterioration in economic conditions occur, such as declines in spending for new construction, remodeling and replacement activities; the inability to pass increases in the costs of raw materials and fuel on to customers; or a decline in comparable company market multiples, then key judgments and assumptions could be impacted. Generally, a decline in estimated after tax cash flows of more than 35% or a more than 28% increase in WACC or a significant or prolonged decline in market capitalization could result in an additional indication of impairment.
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
The Company conducted its annual assessment of goodwill and indefinite lived intangibles in the fourth quarter and no impairment was indicated for 2015.

•
Income taxes. The Company’s effective tax rate is based on its income, statutory tax rates and tax planning opportunities available in the jurisdictions in which it operates. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining the Company’s tax expense and in evaluating the Company’s tax positions. Deferred tax assets represent amounts available to reduce income taxes payable on taxable income in a future period. The Company evaluates the recoverability of these future tax benefits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income inherently rely on estimates, including business forecasts and other projections of financial results over an extended period of time. In the event that the Company is not able to realize all or a portion of its deferred tax assets in the future, a valuation allowance is provided. The Company would recognize such amounts through a charge to income in the period in which that determination is made or when tax law changes are enacted. The Company had valuation allowances of $287.6 million in 2015, $300.5 million in 2014 and $375.9 million in 2013. For further information regarding the Company’s valuation allowances, see Note 13-Income Taxes.

In the ordinary course of business there is inherent uncertainty in quantifying the Company’s income tax positions. The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon the Company’s evaluation of the facts, circumstances and information available as of the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information, as required by the provisions of the Financial Accounting Standards Board (“FASB”) FASB Accounting Standards Codification Topic ("ASC") 740-10. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the consolidated financial statements. As of December 31, 2015, the Company has $51.0 million accrued for uncertain tax positions. For further information regarding the Company’s uncertain tax positions, see Note 13-Income Taxes.

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

Recent Accounting Pronouncements

See Note 1(v), “Summary of Significant Accounting Policies", of our accompanying audited consolidated financial statements in Item 8 of this Annual Report on Form 10-K for a description of recent accounting pronouncements including the dates, or expected dates of adoption, and effects, or expected effects, on our disclosures, results of operations, and financial condition.

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
The Company’s market risk is impacted by changes in foreign currency exchange rates, interest rates and certain commodity prices. Financial exposures to these risks are monitored as an integral part of the Company’s risk management program, which seeks to reduce the potentially adverse effect that the volatility of these markets may have on its operating results. The Company does not regularly engage in speculative transactions, nor does it regularly hold or issue financial instruments for trading purposes. Excluding the hedge of net investment discussed in Note 1(o) "Hedges of Net Investments in Non-U.S. Operations", of our accompanying consolidated financial statements and supplementary data in Item 8 of this Annual Report on Form 10-K, the Company did not have any derivative contracts outstanding as of December 31, 2015 and 2014.
Interest Rate Risk
As of December 31, 2015, approximately 57% of the Company’s debt portfolio was comprised of fixed-rate debt and 43% was floating-rate debt. The Company believes that probable near-term changes in interest rates would not materially affect its financial condition, results of operations or cash flows. The annual impact on interest expense of a one-percentage point interest rate change on the outstanding balance of our variable rate debt as of December 31, 2015 would be approximately $14 million or $0.12 to diluted EPS.

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

Based on financial results for the year ended December 31, 2015, a hypothetical overall 10 percent change in the U.S. dollar against the euro and Russian ruble would have resulted in a translational adjustment of approximately $31 million.

Item 8.	Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Mohawk Industries, Inc.:
We have audited the accompanying consolidated balance sheets of Mohawk Industries, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mohawk Industries, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mohawk Industries, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Atlanta, Georgia
February 29, 2016

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Mohawk Industries, Inc.:
We have audited Mohawk Industries, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Mohawk Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, as set forth in Item 9A. of Mohawk Industries, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Mohawk Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission.
On May 12, 2015, June 12, 2015 and December 7, 2015, the Company completed the acquisitions of the KAI Group, the IVC Group and Xtratherm, respectively. As a result, management excluded the KAI Group, the IVC Group and Xtratherm from its assessment of internal control over financial reporting. The KAI Group, the IVC Group and Xtratherm represent 12.7% of the Company's total assets (excluding goodwill and intangible assets of 32.9%); and 4.9% of the Company's net sales of the related consolidated financial statement amounts as of and for the year ended December 31, 2015, respectively. Our audit of internal control over financial reporting of Mohawk Industries, Inc. also excluded an evaluation of the internal control over financial reporting of the KAI Group, the IVC Group and Xtratherm.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mohawk Industries, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 29, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Atlanta, Georgia
February 29, 2016

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2015 and 2014

	2015	2014
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$81,692	97,877
Receivables, net	1,257,505	1,081,963
Inventories	1,607,256	1,543,313
Prepaid expenses	258,633	225,759
Other current assets	44,886	31,574
Total current assets	3,249,972	2,980,486
Property, plant and equipment, net	3,147,118	2,703,210
Goodwill	2,293,365	1,604,352
Tradenames	632,349	622,691
Other intangible assets, net	304,192	79,318
Deferred income taxes and other non-current assets	315,368	295,487
	$9,942,364	8,285,544
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,003,003	851,305
Accounts payable and accrued expenses	1,256,025	1,095,419
Total current liabilities	3,259,028	1,946,724
Deferred income taxes	388,130	410,764
Long-term debt, less current portion	1,196,928	1,402,135
Other long-term liabilities	215,463	103,108
Total liabilities	5,059,549	3,862,731
Commitments and contingencies (Note 14)
Redeemable noncontrolling interest	21,952	—
Stockholders’ equity:
Preferred stock, $.01 par value; 60 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 150,000 shares authorized; 81,280 and 81,070 shares issued in 2015 and 2014, respectively	813	811
Additional paid-in capital	1,760,016	1,598,887
Retained earnings	4,102,707	3,487,079
Accumulated other comprehensive loss	(793,568)	(429,321)
	5,069,968	4,657,456
Less treasury stock at cost; 7,351 and 8,157 shares in 2015 and 2014, respectively	215,795	239,450
Total Mohawk Industries, Inc. stockholders’ equity	4,854,173	4,418,006
Noncontrolling interest	6,690	4,807
Total stockholders' equity	4,860,863	4,422,813
	$9,942,364	8,285,544
See accompanying notes to consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013
	(In thousands, except per share data)
Net sales	$8,071,563	7,803,446	7,348,754
Cost of sales	5,660,877	5,649,254	5,427,945
Gross profit	2,410,686	2,154,192	1,920,809
Selling, general and administrative expenses	1,573,120	1,381,396	1,373,878
Operating income	837,566	772,796	546,931
Interest expense	71,086	98,207	92,246
Other expense	17,619	10,698	9,114
Earnings from continuing operations before income taxes	748,861	663,891	445,571
Income tax expense	131,875	131,637	78,385
Earnings from continuing operations	616,986	532,254	367,186
Loss from discontinued operations, net of income tax benefit of $1,050	—	—	(17,895)
Net earnings including noncontrolling interest	616,986	532,254	349,291
Net earnings attributable to noncontrolling interest	1,684	289	505
Net earnings attributable to Mohawk Industries, Inc.	$615,302	531,965	348,786

Basic earnings per share attributable to Mohawk Industries, Inc.
Income from continuing operations	$8.37	7.30	5.11
Loss from discontinued operations	—	—	(0.25)
Basic earnings per share attributable to Mohawk Industries, Inc.	$8.37	7.30	4.86
Weighted-average common shares outstanding—basic	73,516	72,837	71,773

Diluted earnings per share attributable to Mohawk Industries, Inc.
Income from continuing operations	$8.31	7.25	5.07
Loss from discontinued operations	—	—	(0.25)
Diluted earnings per share attributable to Mohawk Industries, Inc.	$8.31	7.25	4.82
Weighted-average common shares outstanding—diluted	74,043	73,363	72,301

See accompanying notes to consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013
	(in thousands)
Net earnings including noncontrolling interest	$616,986	532,254	349,291
Other comprehensive income (loss):
Foreign currency translation adjustments	(360,147)	(607,351)	18,185
Prior pension and post-retirement benefit service cost and actuarial (loss) gain	(4,100)	(659)	771
Other comprehensive income (loss)	(364,247)	(608,010)	18,956
Comprehensive income (loss)	252,739	(75,756)	368,247
Comprehensive income attributable to the non-controlling interest	1,684	289	505
Comprehensive income (loss) attributable to Mohawk Industries, Inc.	$251,055	(76,045)	367,742

See accompanying notes to consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2015, 2014 and 2013

		Total Stockholders’ Equity
	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interest	Total Stockholders’ Equity
		Shares	Amount				Shares	Amount
	(In thousands)
Balances at December 31, 2012	$—	80,185	$802	$1,277,521	$2,605,023	$159,733	(11,032)	$(323,462)	$—	$3,719,617
Marazzi acquisition	—	—	—	229,631	—	—	2,874	84,275	—	313,906
Shares issued under employee and director stock plans	—	656	6	37,583	—	—	3	(47)	—	37,542
Stock-based compensation expense	—	—	—	18,311	—	—	—	—	—	18,311
Tax benefit from stock-based compensation	—	—	—	3,939	—	—	—	—	—	3,939
Noncontrolling earnings	—	—	—	—	—	—	—	—	505	505
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	—	8,744	8,744
Currency translation adjustment	—	—	—	—	—	18,185	—	—	—	18,185
Pension prior service cost and actuarial gain	—	—	—	—	—	771	—	—	—	771
Net income	—	—	—	—	348,786	—	—	—	—	348,786
Balances at December 31, 2013	—	80,841	808	1,566,985	2,953,809	178,689	(8,155)	(239,234)	9,249	4,470,306
Shares issued under employee and director stock plans	—	229	3	(1,113)	—	—	(2)	(216)	—	(1,326)
Stock-based compensation expense	—	—	—	27,961	—	—	—	—	—	27,961
Tax benefit from stock-based compensation	—	—	—	5,054	—	—	—	—	—	5,054
Distribution of noncontrolling interest	—	—	—	—	—	—	—	—	(1,087)	(1,087)
Noncontrolling earnings	—	—	—	—	—	—	—	—	289	289
Currency translation adjustment on non-controlling interests	—	—	—	—	—	—	—	—	(2,339)	(2,339)
Acquisition of noncontrolling interest	—	—	—	—	1,305	—	—	—	(1,305)	—
Currency translation adjustment	—	—	—	—	—	(607,351)	—	—	—	(607,351)
Pension prior service cost and actuarial loss	—	—	—	—	—	(659)	—	—	—	(659)
Net income	—	—	—	—	531,965	—	—	—	—	531,965
Balances at December 31, 2014	—	81,070	811	1,598,887	3,487,079	(429,321)	(8,157)	(239,450)	4,807	4,422,813
IVC Group acquisition	—	—	—	129,445	—	—	806	23,651	—	153,096
Shares issued under employee and director stock plans	—	210	2	(6,536)	—	—	—	4	—	(6,530)
Stock-based compensation expense	—	—	—	32,552	—	—	—	—	—	32,552
Tax benefit from stock-based compensation	—	—	—	5,668	—	—	—	—	—	5,668
Accretion of redeemable noncontrolling interest	194	—	—	—	(194)	—	—	—	—	(194)
Noncontrolling earnings	1,428	—	—	—	—	—	—	—	256	256
Currency translation adjustment on non-controlling interests	(713)	—	—	—	—	—	—	—	(970)	(970)
Acquisition of noncontrolling interest, net of tax	21,043	—	—	—	520	—	—	—	2,597	3,117
Currency translation adjustment	—	—	—	—	—	(360,147)	—	—	—	(360,147)
Prior pension and post-retirement benefit service cost and actuarial loss	—	—	—	—	—	(4,100)	—	—	—	(4,100)
Net income	—	—	—	—	615,302	—	—	—	—	615,302
Balances as of December 31, 2015	$21,952	81,280	$813	$1,760,016	$4,102,707	$(793,568)	(7,351)	$(215,795)	$6,690	$4,860,863
See accompanying notes to consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013
	(In thousands)
Cash flows from operating activities:
Net earnings	$616,986	532,254	349,291
Adjustments to reconcile net earnings to net cash provided by operating activities:
Restructuring	33,085	16,497	69,489
Loss on sale of discontinued operation	—	—	12,478
Loss on sale of subsidiary	—	11,954	—
Depreciation and amortization	362,647	345,570	308,871
Deferred income taxes	(28,883)	(24,026)	(62,525)
Loss on extinguishment of debt	—	20,001	—
Loss on disposal of property, plant and equipment	3,007	2,153	1,261
Stock-based compensation expense	32,552	27,961	18,311
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	(14,383)	(107,705)	(96,313)
Inventories	6,400	(67,016)	(20,211)
Accounts payable and accrued expenses	783	(49,204)	(23,921)
Other assets and prepaid expenses	(75,813)	(30,376)	(6,554)
Other liabilities	(24,508)	(15,875)	(25,014)
Net cash provided by operating activities	911,873	662,188	525,163
Cash flows from investing activities:
Additions to property, plant and equipment	(503,657)	(561,804)	(366,550)
Acquisitions, net of cash acquired	(1,370,567)	19	(443,466)
Net change in cash from sale of subsidiary	—	(3,867)	—
Net cash used in investing activities	(1,874,224)	(565,652)	(810,016)
Cash flows from financing activities:
Payments on Senior Credit Facilities	(1,376,082)	(1,613,484)	(3,021,613)
Proceeds from Senior Credit Facilities	1,315,930	1,448,191	3,229,503
Payments on Commercial Paper	(15,934,767)	(7,424,751)	—
Proceeds from Commercial Paper	16,402,507	7,726,351	—
Repayment of senior notes	—	(254,445)	—
Proceeds from asset securitization borrowings	—	200,000	20,000
Proceeds from senior note issuance	564,653	—	600,000
Payments on other debt	—	(55,358)	(1,745)
Payments on acquired debt and other financings	(9,530)	(42,954)	(964,557)
Debt issuance costs	(7,109)	—	(7,669)
Debt extinguishment costs	—	(18,921)	—
Distribution to non-controlling interest	—	(1,087)	—
Change in outstanding checks in excess of cash	(2,052)	(1,920)	(7,468)
Proceeds and net tax benefit from stock transactions	10,533	12,828	46,776
Net cash provided by (used in) financing activities	964,083	(25,550)	(106,773)
Effect of exchange rate changes on cash and cash equivalents	(17,917)	(27,175)	(31,980)
Net change in cash and cash equivalents	(16,185)	43,811	(423,606)
Cash and cash equivalents, beginning of year	97,877	54,066	477,672
Cash and cash equivalents, end of year	$81,692	97,877	54,066

See accompanying notes to consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013
(In thousands, except per share data)

(1) Summary of Significant Accounting Policies
(a) Basis of Presentation
Mohawk Industries, Inc. (“Mohawk” or the “Company”), a term which includes the Company and its subsidiaries, is a leading global flooring manufacturer that creates products to enhance residential and commercial spaces around the world. The Company's vertically integrated manufacturing and distribution processes provide competitive advantages in the production of carpet, rugs, ceramic tile, laminate, wood, stone, luxury vinyl tile ("LVT") and vinyl flooring.
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

(b) Segment Realignment

During the second quarter of 2015, the Company realigned its reportable segments to reflect how the Company’s results will be reported by management. The Company has reorganized its business into three segments - Global Ceramic, Flooring North America ("Flooring NA") and Flooring Rest of the World ("Flooring ROW"). In order to leverage its relationship and distribution capabilities, the Company organized its carpet, wood, laminate, LVT and vinyl operations by geography into the Flooring NA segment and Flooring ROW segment. The Company did not make changes to the Global Ceramic segment, which includes our ceramic tile and stone operations. Previously reported segment results have been reclassified to conform to the current period presentation.

This new segment structure is consistent with the strategic objective that management now applies to manage the growth and profitability of the Company’s business. The Global Ceramic segment includes all worldwide tile and natural stone operations. The Flooring NA segment includes North American operations in all product categories except tile and natural stone. The new segment combines the former Carpet segment with the North American operations of the former Laminate and Wood segment and the North American operations of the Company’s newly acquired LVT and vinyl flooring businesses. The Flooring ROW segment includes operations outside of North America in all product categories except tile and natural stone. The new segment combines the European and Rest of the World operations of the former Laminate and Wood segment and the European and Rest of the World operations of the Company’s newly acquired LVT and vinyl flooring businesses.
(c) Cash and Cash Equivalents
The Company considers investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2015, the Company had cash of $81,692 of which $61,173 was held outside the United States. As of December 31, 2014, the Company had cash of $97,877 of which $76,771 was held outside the United States.
(d) Accounts Receivable and Revenue Recognition
The Company is principally a carpet, rugs, ceramic tile, laminate, vinyl and hardwood flooring manufacturer and sells carpet, rugs, ceramic tile, natural stone, hardwood, sheet vinyl, LVT and laminate flooring products in the U.S. and to a lesser extent, Mexico, Europe and Russia principally for residential and commercial use. The Company grants credit to customers, most of whom are retail-flooring dealers, home centers and commercial end users, under credit terms that the Company believes are customary in the industry.
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
(f) Property, Plant and Equipment
Property, plant and equipment are stated at cost, including capitalized interest. Depreciation is calculated on a straight-line basis over the estimated remaining useful lives, which are 25-40 years for buildings and improvements, 5-15 years for machinery and equipment, the shorter of the estimated useful life or lease term for leasehold improvements and 3-7 years for furniture and fixtures.
(g) Accounting for Business Combinations
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
(h) Goodwill and Other Intangible Assets
In accordance with the provisions of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification Topic ("ASC") 350, “Intangibles-Goodwill and Other,” the Company tests goodwill and other intangible assets with indefinite lives for impairment on an annual basis in the fourth quarter (or on an interim basis if an event occurs that might reduce the fair value of the reporting unit below its carrying value). The Company considers the relationship between its market capitalization and its book value, among other factors, when reviewing for indicators of impairment. The goodwill impairment tests are based on determining the fair value of the specified reporting units based on management’s judgments and assumptions using the discounted cash flows and comparable company market valuation approaches. The Company has identified Global Ceramic, Flooring NA, and Flooring ROW as its reporting units for the purposes of allocating goodwill and intangibles as well as assessing impairments. The valuation approaches are subject to key judgments and assumptions that are sensitive to change such as judgments and assumptions about appropriate sales growth rates, operating margins, weighted average cost of capital (“WACC”), and comparable company market multiples.
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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

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
(i) Income Taxes
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
(j) Financial Instruments
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
(k) Advertising Costs and Vendor Consideration
Advertising and promotion expenses are charged to earnings during the period in which they are incurred. Advertising and promotion expenses included in selling, general, and administrative expenses were $49,056 in 2015, $45,487 in 2014 and $42,627 in 2013.
Vendor consideration, generally cash, is classified as a reduction of net sales, unless specific criteria are met regarding goods or services that the Company may receive in return for this consideration. The Company makes various payments to customers, including rebates, slotting fees, advertising allowances, buy-downs and co-op advertising. All of these payments reduce gross sales with the exception of co-op advertising. Co-op advertising is classified as a selling, general and administrative expense in accordance with ASC 605-50. Co-op advertising expenses, a component of advertising and promotion expenses, were $5,419 in 2015, $4,826 in 2014 and $4,307 in 2013.
(l) Product Warranties
The Company warrants certain qualitative attributes of its flooring products. The Company has recorded a provision for estimated warranty and related costs, based on historical experience and periodically adjusts these provisions to reflect actual experience.
(m) Impairment of Long-Lived Assets
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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

carrying amount of the asset group exceeds the fair value of the asset group. Assets held for sale are reported at the lower of the carrying amount or fair value less estimated costs of disposal and are no longer depreciated.
(n) Foreign Currency Translation
The Company’s subsidiaries that operate outside the United States use their local currency as the functional currency. The functional currency is translated into U.S. Dollars for balance sheet accounts using the month end rates in effect as of the balance sheet date and average exchange rate for revenue and expense accounts for each respective period. The translation adjustments are deferred as a separate component of stockholders’ equity, within accumulated other comprehensive income (loss). Gains or losses resulting from transactions denominated in foreign currencies are included in other income or expense, within the consolidated statements of operations.

(o) Hedges of Net Investments in Non-U.S. Operations

The Company has numerous investments outside the United States. The net assets of these subsidiaries are exposed to changes and volatility in currency exchange rates. The Company uses foreign currency denominated debt to hedge its non-U.S. net investments against adverse movements in exchange rates. The gains and losses on the Company's net investments in its non-U.S. operations are economically offset by losses and gains on its foreign currency borrowings. The Company designated its €500,000 2.00% Senior Notes borrowing as a net investment hedge of a portion of its European operations. For the year ended December 31, 2015, the change in the U.S. dollar value of the Company's euro denominated debt was $18,025 ($11,266 net of taxes), which is recorded in the foreign currency translation adjustment component of accumulated other comprehensive income (loss). The increase in the U.S. dollar value of the Company's debt partially offsets the euro-to-dollar translation of the Company's net investment in its European operations.

(p) Earnings per Share (“EPS”)
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
Dilutive common stock options are included in the diluted EPS calculation using the treasury stock method. There were no common stock options and unvested restricted shares (units) that were not included in the diluted EPS computation because the price was greater than the average market price of the common shares for the periods presented for 2015, 2014 and 2013.
Computations of basic and diluted earnings per share from continuing operations are presented in the following table:

	2015	2014	2013
Earnings from continuing operations attributable to Mohawk Industries, Inc.	$615,302	531,965	366,681
Accretion of redeemable noncontrolling interest (a)	(194)	—	—
Net earnings available to common stockholders	$615,108	531,965	366,681

Weighted-average common shares outstanding-basic and diluted:
Weighted-average common shares outstanding - basic	73,516	72,837	71,773
Add weighted-average dilutive potential common shares - options and RSU’s to purchase common shares, net	527	526	528
Weighted-average common shares outstanding-diluted	74,043	73,363	72,301
Earnings per share from continuing operations attributable to Mohawk Industries, Inc.
Basic	$8.37	7.30	5.11
Diluted	$8.31	7.25	5.07
(a) Represents the accretion of the Company's redeemable noncontrolling interest to redemption value. See Note 2 - Acquisitions for further information.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

(q) Stock-Based Compensation
The Company recognizes compensation expense for all share-based payments granted based on the grant-date fair value estimated in accordance with ASC 718-10, “Stock Compensation”. Compensation expense is generally recognized on a straight-line basis over the awards' estimated lives for fixed awards with ratable vesting provisions.
(r) Employee Benefit Plans
The Company has a 401(k) retirement savings plan (the “Mohawk Plan”) open to substantially all U.S. and Puerto Rico based employees who have completed 90 days of eligible service. The Company contributes $.50 for every $1.00 of employee contributions up to a maximum of 6% of the employee’s salary based upon each individual participants election. Employee and employer contributions to the Mohawk Plan were $45,279 and $18,882 in 2015, $42,681 and $17,654 in 2014 and $38,632 and $15,994 in 2013, respectively.
The Company also has various pension plans covering employees in Belgium, France, and the Netherlands (the “Non-U.S. Plans”) within the Flooring ROW segment. Benefits under the Non-U.S. Plans depend on compensation and years of service. The Non-U.S. Plans are funded in accordance with local regulations. The Company uses December 31 as the measurement date for its Non-U.S. Plans. As of December 31, 2015, the funded status of the Non-U.S. Plans was a liability of $3,224 of which $1,075 was recorded in accumulated other comprehensive income, for a net liability of $2,149 recorded in other long-term liabilities within the consolidated balance sheets. As of December 31, 2014, the funded status of the Non-U.S. Plans was a liability of $3,320 of which $1,450 was recorded in accumulated other comprehensive income (loss), for a net liability of $1,870 recorded in other long-term liabilities within the consolidated balance sheets.
(s) Comprehensive Income (Loss)
Comprehensive income (loss) includes foreign currency translation of assets and liabilities of foreign subsidiaries, effects of exchange rate changes on intercompany balances of a long-term nature and pensions. The Company does not provide income taxes on currency translation adjustments, as earnings from foreign subsidiaries are considered to be indefinitely reinvested.

Effective January 1, 2013, the Company adopted the accounting guidance that requires the Company to separately disclose, on a prospective basis, the change in each component of other comprehensive income (loss) relating to reclassification adjustments and current period other comprehensive income (loss). As the guidance relates to presentation only, the adoption did not have a material impact on the Company's results of operations, financial position or cash flows.

The changes in accumulated other comprehensive income (loss) by component, net of tax, for years ended December 31, 2015, 2014 and 2013 are as follows:

	Foreign currency translation adjustments	Pensions and post-retirement benefits	Total
Balance as of December 31, 2012	$160,661	(928)	159,733
Current period other comprehensive income (loss) before reclassifications	18,185	771	18,956
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Balance as of December 31, 2013	178,846	(157)	178,689
Current period other comprehensive income (loss) before reclassifications	(607,351)	(659)	(608,010)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Balance as of December 31, 2014	(428,505)	(816)	(429,321)
Current period other comprehensive income (loss) before reclassifications	(360,147)	(4,100)	(364,247)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Balance as of December 31, 2015	$(788,652)	(4,916)	(793,568)

(t) Self-Insurance Reserves

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

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
(u) Fiscal Year
The Company ends its fiscal year on December 31. Each of the first three quarters in the fiscal year ends on the Saturday nearest the calendar quarter end with a thirteen week fiscal quarter.
(v) Recent Accounting Pronouncements

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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. The new standard intends to simplify the accounting for and presentation of deferred taxes by requiring that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. The new standard will more closely align the presentation of deferred taxes under U.S. GAAP with the presentation under comparable IFRS. The new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period and early application is permitted. The guidance may be applied prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company has elected to apply the provisions of this guidance effective December 31, 2015 retrospectively. Accordingly, deferred tax liabilities and assets of $9,090 and $151,784, respectively, were reclassified from current to noncurrent in the December 31, 2014 consolidated balance sheet.

(2) Acquisitions

IVC Group
On January 13, 2015, the Company entered into a share purchase agreement (the “Share Purchase Agreement”) with Enterhold S.A., a Luxembourg societe anonyme (the “Seller”), to acquire all of the outstanding shares of International Flooring Systems S.A., a Luxembourg societe anonyme, and its subsidiaries (collectively, the “IVC Group”). The IVC Group is a global manufacturer, distributor and marketer of luxury vinyl tile ("LVT") and sheet vinyl. On June 12, 2015, pursuant to the terms of the Share Purchase Agreement, the Company completed the acquisition of IVC Group for  $1,146,437. The results of the IVC Group's operations have been included in the consolidated financial statements since that date in the Flooring NA and the Flooring ROW segments. The IVC Group acquisition will position the Company as a major participant in both the fast growing LVT category and the expanding fiberglass sheet vinyl business.
Pursuant to the terms of the Share Purchase Agreement, the Seller will indemnify the Company for uncertain tax positions and tax liabilities that were incurred by the Seller. The Company has recorded these tax liabilities and related indemnification asset in the amount of $34,781 as of the acquisition date in other long-term liabilities and other long-term assets, respectively. During the fourth quarter of 2015, the Company reversed $11,180 of these tax liabilities due to the expiration of the statute of limitations on certain tax exposures, and released the related indemnification asset.

The equity value of IVC Group was paid to the Seller in cash and in shares of the Company's common stock (the “Shares”). Pursuant to the Share Purchase Agreement, the Company (i) acquired the entire issued share capital of IVC Group and (ii) acquired $17,122 of indebtedness of the IVC Group, in exchange for a net cash payment of $732,189, debt paid of $261,152, and 806 issued treasury shares for a value of $153,096.
The Company funded the cash portion of the IVC Group acquisition through a combination of proceeds from the 2.00% Senior Notes (as discussed in Note 9 - Long-Term Debt), cash on hand and borrowings under the 2015 Senior Credit Facility (as discussed in Note 9 - Long-Term Debt).

KAI Group

On May 12, 2015, the Company purchased approximately 90% of all outstanding shares of Advent KAI Luxembourg Holdings S.a r.l., a Luxembourg societe a respsonsabilite limitee, and its subsidiaries (collectively, the "KAI Group"), an eastern European ceramic tile floor manufacturer. The Company completed the acquisition of the KAI Group for $194,613. The results of the KAI Group's operations have been included in the consolidated financial statements since the date of acquisition in the Global Ceramic segment. The KAI Group has a low cost position in the Bulgarian and Romanian markets. The combination with the Company will present opportunities to enhance the group's product offering, upgrade its technology and expand its exports to other countries. The remaining 10% ownership interest in the KAI Group is controlled by a third party. The 10% interest is subject to redemption provisions that are not solely within the Company’s control and therefore is recorded as a redeemable noncontrolling interest in the mezzanine section of the balance sheet for $21,952 as of December 31, 2015. Pursuant to the share purchase agreement, the Company (i) acquired approximately 90% of the issued share capital of the KAI Group and (ii) acquired $24 of indebtedness of the KAI Group, in exchange for a net cash payment of $169,540 and debt paid of $25,073.

The Company accounted for the acquisitions of the IVC Group and the KAI Group (the “Acquisitions”) using the acquisition method of accounting, with the Company as the acquirer of the IVC Group and the KAI Group. The preliminary estimated combined consideration transferred of $1,341,050, including debt paid and shares issued, was determined in accordance with the respective share purchase agreements. The preliminary consideration transferred is allocated to tangible and intangible assets and liabilities based upon their respective fair values.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

During the year ended December 31, 2015, the Company incurred direct transaction costs of $9,502 for the Acquisitions which were expensed as incurred in selling, general and administrative expenses.

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

Fair value of assets, net of cash acquired	$1,382,356
Noncontrolling interests in assets acquired	(24,160)
Assumed indebtedness	(17,146)
Consideration transferred	$1,341,050

Working capital	140,606
Property, plant and equipment	363,570
Tradenames	48,563
Customer relationships	224,326
Goodwill	740,140
Other long-term assets	50,236
Long-term debt, including current portion	(17,146)
Other long-term liabilities	(57,832)
Deferred tax liabilities	(127,253)
Noncontrolling interest	(24,160)
Consideration transferred	$1,341,050

The Company is continuing to obtain information to complete its valuation of tax accounts, legal liabilities and other contingency attributes. The purchase price allocation is preliminary until the Company obtains final information regarding these fair values.

Intangible assets subject to amortization of $224,326 related to customer relationships have estimated lives of 12 to 14 years. In addition to the amortizable intangible assets, there is an additional $48,563 in indefinite-lived tradename intangible assets. The goodwill of $740,140 was allocated to the Company's segments as disclosed in Note 7, Goodwill and Intangible Assets. The factors contributing to the recognition of the amount of goodwill are based on strategic and synergistic benefits that are expected to be realized from the Acquisitions. These benefits include the opportunities to improve the Company's performance by leveraging best practices, operational expertise, product innovation and manufacturing assets. The recognized goodwill from the Acquisitions is not expected to be deductible for tax purposes.

The amount of net sales and earnings of the Acquisitions since the acquisition date included in the consolidated statements of operations for the year ended December 31, 2015 was approximately $396,000 for net sales and not material for earnings. The results of operations for the Acquisitions were not significant to the Company's consolidated results of operations and, accordingly, the Company has not provided pro forma information relating to the Acquisitions.

Xtratherm

On December 7, 2015, the Company completed its purchase of Xtratherm Limited, an Irish company, and certain of its affiliates (collectively, "Xtratherm"), a manufacturer of insulation boards in Ireland, the UK and Belgium. The total value of the acquisition was $158,851. The Xtratherm acquisition will expand the Company's existing insulation board footprint to include Ireland, the UK and Belgium while capitalizing on expanded product offerings in Belgium. The acquisition's results and purchase price allocation have been included in the consolidated financial statements since the date of the acquisition. The Company's acquisition of Xtratherm resulted in a preliminary goodwill allocation of $32,086, indefinite-lived trademark intangible assets of

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

$4,681 and intangible assets subject to amortization of $39,839. The goodwill is not expected to be deductible for tax purposes. The factors contributing to the recognition of the amount of goodwill include the opportunity to optimize the assets of Xtratherm with the Company's existing insulation assets. The Xtratherm results are reflected in the Flooring ROW segment.

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

Restructuring, acquisition transaction and integration-related costs consisted of the following during the year ended December 31, 2015, 2014 and 2013, respectively (in thousands):

	2015	2014	2013
Cost of sales
Restructuring costs(a)	$35,956	19,795	36,949
Acquisition integration-related costs	9,597	11,426	12,202
Restructuring and integration-related costs	$45,553	31,221	49,151

Selling, general and administrative expenses
Restructuring costs(a)	$5,779	5,684	32,540
Acquisition transaction-related costs	9,502	—	14,199
Acquisition integration-related costs	13,770	14,697	16,049
Restructuring, acquisition and integration-related costs	$29,051	20,381	62,788

(a) The restructuring costs for 2015, 2014 and 2013 primarily relate to the Company's actions taken to lower its cost structure and improve efficiencies of manufacturing and distribution operations as the Company adjusted to changing economic conditions as well as actions related to the Company's recent acquisitions. In 2015 and 2014 restructuring costs included accelerated depreciation of $8,650 and $8,982, respectively.

The restructuring activity for the twelve months ended December 31, 2015 and 2014, respectively is as follows (in thousands):

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

	Lease impairments	Asset write-downs	Severance	Other restructuring costs	Total
Balance as of December 31, 2013	$5,904	—	18,144	—	24,048
Provision - Global Ceramic segment	—	3,032	1,747	1,098	5,877
Provision - Flooring NA segment	—	—	1,192	—	1,192
Provision - Flooring ROW segment	—	8,728	2,540	7,142	18,410
Cash payments	(4,163)	—	(20,586)	(7,042)	(31,791)
Non-cash items	—	(11,760)	—	(1,098)	(12,858)
Balance as of December 31, 2014	1,741	—	3,037	100	4,878
Provision - Global Ceramic segment	1,877	4,279	4,600	8,688	19,444
Provision - Flooring NA segment	—	2,318	3,227	(1,180)	4,365
Provision - Flooring ROW segment	—	8,789	5,366	3,771	17,926
Cash payments	(3,618)	—	(7,265)	(11,494)	(22,377)
Non-cash items	—	(15,386)	—	1,180	(14,206)
Balance as of December 31, 2015	$—	—	8,965	1,065	10,030

The Company expects the remaining severance and other restructuring costs to be paid over the next four years.

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

(5) Receivables

	December 31, 2015	December 31, 2014
Customers, trade	$1,243,533	1,081,493
Income tax receivable	21,835	12,301
Other	71,084	60,772
	1,336,452	1,154,566
Less allowance for discounts, returns, claims and doubtful accounts	78,947	72,603
Receivables, net	$1,257,505	1,081,963
The following table reflects the activity of allowances for discounts, returns, claims and doubtful accounts for the years ended December 31:

	Balance at beginning of year	Acquisitions	Additions charged to costs and expenses	Deductions(1)	Balance at end of year
2013	$37,873	36,992	197,973	195,801	77,037
2014	77,037	—	252,982	257,416	72,603
2015	72,603	7,750	272,329	273,735	78,947

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

(1)	Represents charge-offs, net of recoveries.

(6) Inventories
The components of inventories are as follows:

	December 31, 2015	December 31, 2014
Finished goods	$1,083,012	1,021,188
Work in process	137,186	129,471
Raw materials	387,058	392,654
Total inventories	$1,607,256	1,543,313

(7) Goodwill and Other Intangible Assets
The Company conducted its annual impairment assessment in the fourth quarter of 2015 and determined the fair values of its reporting units and trademarks exceeded their carrying values. As a result, no impairment was indicated.
The following table summarizes the components of intangible assets:
Goodwill:

	Global Ceramic	Flooring NA	Flooring ROW	Total
Balances as of December 31, 2013
Goodwill	$1,459,812	538,515	1,065,190	3,063,517
Accumulated impairments losses	(531,930)	(343,054)	(452,441)	(1,327,425)
	927,882	195,461	612,749	1,736,092
Goodwill recognized during the year	(2,497)	—	6,507	4,010
Currency translation during the year	(62,183)	—	(73,567)	(135,750)
Balances as of December 31, 2014
Goodwill	1,395,132	538,515	998,130	2,931,777
Accumulated impairments losses	(531,930)	(343,054)	(452,441)	(1,327,425)
	863,202	195,461	545,689	1,604,352
Goodwill recognized during the year	$99,848	329,401	345,905	775,154
Currency translation during the year	(22,223)	—	(63,918)	(86,141)
Balances as of December 31, 2015
Goodwill	1,472,757	867,916	1,280,117	3,620,790
Accumulated impairments losses	(531,930)	(343,054)	(452,441)	(1,327,425)
	$940,827	524,862	827,676	2,293,365

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

Intangible assets:

Tradenames
Indefinite life assets not subject to amortization:
Balance as of December 31, 2013	$700,592
Intangible assets acquired during the year	—
Currency translation during the year	(77,901)
Balance as of December 31, 2014	622,691
Intangible assets acquired during the year	53,244
Currency translation during the year	(43,586)
Balance as of December 31, 2015	$632,349

	Customer relationships	Patents	Other	Total
Intangible assets subject to amortization:
Balances as of December 31, 2013	$40,998	69,071	941	111,010
Intangible assets acquired during the year	—	—	—	—
Amortization during the year	(6,901)	(17,700)	(123)	(24,724)
Currency translation during the year	(180)	(6,780)	(8)	(6,968)
Balances as of December 31, 2014	33,917	44,591	810	79,318
Intangible assets acquired during the year	258,875	—	5,290	264,165
Amortization during the year	(16,567)	(13,331)	(11)	(29,909)
Currency translation during the year	(5,102)	(4,275)	(5)	(9,382)
Balances as of December 31, 2015	$271,123	26,985	6,084	304,192

	December 31, 2015
	Cost	Acquisitions	Currency translation	Accumulated amortization	Net Value
Customer Relationships	$354,768	258,875	(24,927)	317,593	271,123
Patents	270,466	—	(27,208)	216,273	26,985
Other	1,479	5,290	21	706	6,084
Total	$626,713	264,165	(52,114)	534,572	304,192

	December 31, 2014
	Cost	Acquisitions	Currency translation	Accumulated amortization	Net Value
Customer Relationships	$373,117	—	(180)	339,020	33,917
Patents	297,999	—	(6,780)	246,628	44,591
Other	1,833	—	(8)	1,015	810
Total	$672,949	—	(6,968)	586,663	79,318

	Years Ended December 31,
	2015	2014	2013
Amortization expense	$29,909	24,724	26,250

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

Estimated amortization expense for the years ending December 31 are as follows:

2016	$36,648
2017	35,256
2018	26,689
2019	23,643
2020	23,644

(8) Property, Plant and Equipment
Following is a summary of property, plant and equipment:

	December 31, 2015	December 31, 2014
Land	$305,943	294,553
Buildings and improvements	1,120,193	977,411
Machinery and equipment	3,750,787	3,324,657
Furniture and fixtures	133,857	121,147
Leasehold improvements	68,977	63,985
Construction in progress	403,500	348,460
	5,783,257	5,130,213
Less accumulated depreciation and amortization	2,636,139	2,427,003
Net property, plant and equipment	$3,147,118	2,703,210
Additions to property, plant and equipment included capitalized interest of $7,091, $9,202 and $8,167 in 2015, 2014 and 2013, respectively. Depreciation expense was $328,486, $315,840 and $276,432 for 2015, 2014 and 2013, respectively. Included in the property, plant and equipment are capital leases with a cost of $8,233 and $5,477 and accumulated depreciation of $4,431 and $5,313 as of December 31, 2015 and 2014, respectively.

(9) Long-Term Debt

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

At the Company's election, revolving loans under the 2015 Senior Credit Facility bear interest at annual rates equal to either (a) LIBOR for 1, 2, 3 or 6 month periods, as selected by the Company, plus an applicable margin ranging between 1.00% and 1.75% (1.25% as of December 31, 2015), or (b) the higher of the Wells Fargo Bank, National Association prime rate, the Federal Funds rate plus 0.5%, and a monthly LIBOR rate plus 1.0%, plus an applicable margin ranging between 0.00% and 0.75% (0.25% as of December 31, 2015). The Company also pays a commitment fee to the lenders under the 2015 Senior Credit Facility

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

on the average amount by which the aggregate commitments of the lenders' exceed utilization of the 2015 Senior Credit Facility ranging from 0.10% to 0.225% per annum. As of December 31, 2015, the Company is paying a commitment fee of 0.15%. The applicable margins and the commitment fee are determined based on whichever of the Company's Consolidated Net Leverage Ratio or its senior unsecured debt rating (or if not available, corporate family rating) results in the lower applicable margins and commitment fee (with applicable margins and the commitment fee increasing as that ratio increases or those ratings decline, as applicable).

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

As of December 31, 2015, amounts utilized under the 2015 Senior Credit Facility included $134,075 of borrowings and $1,381 of standby letters of credit related to various insurance contracts and foreign vendor commitments. The outstanding borrowings of $756,867 under the Company's U.S. and European commercial paper programs as of December 31, 2015 reduce the availability of the 2015 Senior Credit Facility. Taking the commercial paper borrowings into account, the Company has utilized $892,323 under the 2015 Senior Credit Facility resulting in a total of $907,677 available under the 2015 Senior Credit Facility.

Commercial Paper

On February 28, 2014, the Company established a U.S. commercial paper program for the issuance of unsecured commercial paper in the United States capital markets. Under the commercial paper program, the Company issues commercial paper notes from time to time. On May 21, 2015, following the amendment and restatement of the 2013 Credit Facility, the Company expanded the amount of borrowings permitted under its U.S. commercial paper program from $1,000,000 to $1,800,000. The U.S. commercial paper notes have maturities ranging from one day to 397 days and are not subject to voluntary prepayment by the Company or redemption prior to maturity. The U.S. commercial paper notes rank pari passu with all of the Company's other unsecured and unsubordinated indebtedness.

On July 31, 2015, the Company established a European commercial paper program for the issuance of unsecured commercial paper in the Eurozone capital markets. Under the European commercial paper program, the Company issues commercial paper notes from time to time, subject to a cap equal to €1,000,000. The European commercial paper notes have maturities ranging from one day to 183 days and are not subject to voluntary prepayment by the Company or redemption prior to maturity. The European commercial paper notes rank pari passu with all of the Company's other unsecured and unsubordinated indebtedness. To the extent European commercial paper notes are issued by a subsidiary of the Company, payment on such notes will be fully and unconditionally guaranteed by the Company.

The Company uses its 2015 Senior Credit Facility as a liquidity backstop for its commercial paper programs. Accordingly, the total amount due and payable under all of the Company's commercial paper programs may not exceed $1,800,000 (less any amounts drawn on the 2015 Credit Facility) at any time.

The proceeds from the sale of commercial paper notes will be available for general corporate purposes. The Company used the initial proceeds from the sale of U.S. commercial paper notes to repay borrowings under its 2013 Senior Credit Facility and certain of its industrial revenue bonds. The Company used the initial proceeds from the sale of European commercial paper notes to repay euro-denominated borrowings under its 2015 Senior Credit Facility. As of December 31, 2015, the amount utilized under the commercial paper programs was $756,867 with a weighted-average interest rate and maturity period of 0.65% and 28.35

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

days, respectively for the U.S. commercial paper program and 0.08% and 34.82 days, respectively for the European commercial paper program.

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

On January 17, 2006, the Company issued $900,000 aggregate principal amount of 6.125% Senior Notes due January 15, 2016. On August 15, 2014, the Company purchased for cash approximately $200,000 aggregate principal amount of its outstanding 6.125% senior notes due January 15, 2016 at a price equal to 107.73% of the principal amount, resulting in a premium to redeeming noteholders of approximately $15,450 and fees of $1,080 associated with the redemption. The premium as well as the fees are included in interest expense on the condensed consolidated statement of operations as at December 31, 2015. On November 3, 2014, the Company purchased for cash approximately $54,400 aggregate principal amount of its outstanding 6.125% senior notes due January 15, 2016 at a price equal to 106.38% of the principal amount, resulting in a premium to redeeming noteholders of approximately $3,500. The premium is included in interest expense on the condensed consolidated statement of operations as at December 31, 2015.

On January 15, 2016, the Company paid the remaining approximately $645,555 outstanding principal of its 6.125% senior notes utilizing cash on hand and borrowings under its 2015 Senior Credit Facility.

Accounts Receivable Securitization

On December 19, 2012, the Company entered into a three-year on-balance sheet trade accounts receivable securitization agreement (the "Securitization Facility"). On September 11, 2014, the Company made certain modifications to its Securitization Facility, which modifications, among other things, increased the aggregate borrowings available under the facility from $300,000 to $500,000 and decreased the interest margins on certain borrowings. On December 10, 2015, the Company amended the terms of the Securitization Facility, reducing the applicable margin and extending the termination date from December 19, 2015 to December 19, 2016. The Company paid financing costs of $250 in connection with this extension. These costs were deferred and are being amortized over the remaining term of the Securitization Facility.

Under the terms of the Securitization Facility, certain subsidiaries of the Company sell at a discount certain of their trade accounts receivable (the “Receivables”) to Mohawk Factoring, LLC (“Factoring”) on a revolving basis. The Company has determined that Factoring is a bankruptcy remote subsidiary, meaning that Factoring is a separate legal entity whose assets are available to satisfy the claims of the creditors of Factoring only, not the creditors of the Company or the Company’s other subsidiaries. Factoring may borrow up to $500,000 based on the amount of eligible Receivables owned by Factoring, and Factoring has granted a security interest in all of such Receivables to the third-party lending group as collateral for such borrowings.  Amounts loaned to Factoring under the Securitization Facility bear interest at commercial paper interest rates, in the case of lenders that are commercial paper conduits, or LIBOR, in the case of lenders that are not commercial paper conduits, in each case, plus an applicable margin of 0.65% per annum. Factoring also pays a commitment fee at a per annum rate of 0.35% on the unused amount of each lender’s commitment. At December 31, 2015, the amount utilized under the Securitization Facility was $500,000.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

The fair values and carrying values of our debt instruments are detailed as follows:

	December 31, 2015		December 31, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value
3.85% senior notes, payable February 1, 2023; interest payable semiannually	$584,730	600,000	603,180	600,000
6.125% notes, payable January 15, 2016; interest payable semiannually	646,130	645,555	677,833	645,555
2.00% senior notes, payable January 14, 2022; interest payable annually	554,209	546,627	—	—
Commercial paper	756,867	756,867	301,600	301,600
Five-year senior secured credit facility, due March 26, 2020	134,075	134,075	195,665	195,665
Securitization facility	500,000	500,000	500,000	500,000
Capital leases and other	16,805	16,807	10,620	10,620
Total debt	3,192,816	3,199,931	2,288,898	2,253,440
Less current portion of long term debt and commercial paper	2,003,578	2,003,003	851,305	851,305
Long-term debt, less current portion	$1,189,238	1,196,928	1,437,593	1,402,135

The fair values of the Company’s debt instruments were estimated using market observable inputs, including quoted prices in active markets, market indices and interest rate measurements. Within the hierarchy of fair value measurements, these are Level 2 fair values.

The aggregate maturities of long-term debt as of December 31, 2015 are as follows:

2016	$1,999,161
2017	1,875
2018	1,650
2019	1,546
2020	43,161
Thereafter	1,152,538
$3,199,931

(10) Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses are as follows:

	December 31, 2015	December 31, 2014
Outstanding checks in excess of cash	$14,023	16,083
Accounts payable, trade	696,974	622,360
Accrued expenses	293,867	260,578
Product warranties	35,516	29,350
Accrued interest	34,623	28,365
Accrued compensation and benefits	181,022	138,683
Total accounts payable and accrued expenses	$1,256,025	1,095,419

(11) Stock-Based Compensation

The Company recognizes compensation expense for all share-based payments granted for the years ended December 31, 2015, 2014 and 2013 based on the grant-date fair value estimated in accordance with the provisions of ASC 718-10. Compensation

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

expense is recognized on a straight-line basis over the options’ or other awards’ estimated lives for fixed awards with ratable vesting provisions.

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

Stock Option Plans
Additional information relating to the Company’s stock option plans follows:

	2015	2014	2013
Options outstanding at beginning of year	298	425	995
Options granted	—	—	—
Options exercised	(66)	(108)	(561)
Options forfeited and expired	(63)	(19)	(9)
Options outstanding at end of year	169	298	425
Options exercisable at end of year	164	257	343
Option prices per share:
Options granted during the year	$—	—	—
Options exercised during the year	$ 28.37-93.65	28.37-93.65	28.37-93.65
Options forfeited and expired during the year	$ 28.37-88.33	46.80-93.65	48.50-88.33
Options outstanding at end of year	$ 28.37-93.65	28.37-93.65	28.37-93.65
Options exercisable at end of year	$ 28.37-93.65	28.37-93.65	28.37-93.65
During 2015, 2014 and 2013, a total of 1, 0 and 3 shares, respectively, were awarded to the non-employee directors in lieu of cash for their annual retainers.
The Company’s Board of Directors has authorized the repurchase of up to 15,000 shares of the Company’s outstanding common stock. For the year ended December 31, 2015, the Company did not repurchase any shares. The Company purchased common stock for the years ended December 31, 2014 and 2013, of 2 and 1 shares, respectively. Since the inception of the program, a total of approximately 11,521 shares have been repurchased at an aggregate cost of approximately $335,455. All of these repurchases have been financed through the Company’s operations and banking arrangements.
A summary of the Company’s options under the 2002, 2007 and 2012 Plans as of December 31, 2015, and changes during the year then ended is presented as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Options outstanding, December 31, 2014	298	$68.63
Granted	—	—
Exercised	(66)	73.33
Forfeited and expired	(63)	82.20
Options outstanding, December 31, 2015	169	$61.73	4.7	$21,496
Vested and expected to vest as of December 31, 2015	168	$61.73	4.7	$21,492
Exercisable as of December 31, 2015	164	$61.73	4.6	$20,986

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

The Company has not granted options since the year ended December 31, 2012. The total intrinsic value of options exercised during the years ended December 31, 2015, 2014, and 2013 was $7,252, $6,613 and 20,101, respectively. Total compensation expense recognized for the years ended December 31, 2015, 2014 and 2013 was $209 ($131, net of tax), $865 ($548, net of tax) and $1,366 ($865, net of tax), respectively, which was allocated to selling, general and administrative expenses. The remaining unamortized expense for non-vested compensation expense as of December 31, 2015 was $36 with a weighted average remaining life of 0.65 years.
The following table summarizes information about the Company’s stock options outstanding as of December 31, 2015:

	Outstanding			Exercisable
Exercise price range	Number of shares	Average life	Average price	Number of shares	Average price
$28.37-$28.37	14,725	3.1	$28.37	14,725	$28.37
$46.80-$46.80	12,317	4.1	46.80	12,317	46.80
$57.34-$57.34	45,782	5.2	57.34	43,782	57.34
$66.14-$66.14	68,913	6.1	66.14	66,913	66.14
$74.47-$74.47	7,500	2.1	74.47	7,500	74.47
$75.09-$75.09	2,250	1.0	75.09	2,250	75.09
$83.50-$83.50	9,150	0.1	83.50	9,150	83.50
$93.65-$93.65	7,750	1.1	93.65	7,750	93.65
Total	168,387	4.7	$61.73	164,387	$61.73

Restricted Stock Plans
A summary of the Company’s RSUs under the 2007 and 2012 Plans as of December 31, 2015, and changes during the year then ended is presented as follows:

	Shares	Weighted average price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Restricted Stock Units outstanding, December 31, 2014	725	$77.84
Granted	248	141.90
Released	(212)	180.64
Forfeited	(11)	69.96
Restricted Stock Units outstanding, December 31, 2015	750	$84.67	1.8	$131,028
Expected to vest as of December 31, 2015	731		1.7	$127,444
The Company recognized stock-based compensation costs related to the issuance of RSUs of $32,343 ($20,832, net of taxes), $27,096 ($17,165, net of taxes) and $16,945 (10,735, net of taxes) for the years ended December 31, 2015, 2014 and 2013, respectively, which has been allocated to selling, general and administrative expenses. Pre-tax unrecognized compensation expense for unvested RSUs granted to employees, net of estimated forfeitures, was $31,416 as of December 31, 2015, and will be recognized as expense over a weighted-average period of approximately 1.93 years.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

Additional information relating to the Company’s RSUs under the 2007 and 2012 Plans is as follows:

	2015	2014	2013
Restricted Stock Units outstanding, January 1	725	733	605
Granted	248	189	301
Released	(212)	(189)	(152)
Forfeited	(11)	(8)	(21)
Restricted Stock Units outstanding, December 31	750	725	733
Expected to vest as of December 31	731	691	683

(12) Other Expense (Income)
Following is a summary of other expense (income):

	2015	2014	2013
Foreign currency losses (gains)	$9,295	6,869	9,531
Release of indemnification asset	11,180	—	—
All other, net	(2,856)	3,829	(417)
Total other expense	$17,619	10,698	9,114

(13) Income Taxes
Following is a summary of earnings from continuing operations before income taxes for United States and foreign operations:

	2015	2014	2013
United States	$324,210	331,553	288,627
Foreign	424,651	332,338	156,944
Earnings before income taxes	$748,861	663,891	445,571
Income tax expense (benefit) from continuing operations for the years ended December 31, 2015, 2014 and 2013 consists of the following:

	2015	2014	2013
Current income taxes:
U.S. federal	$117,602	100,826	84,686
State and local	11,175	13,686	9,774
Foreign	31,981	41,151	46,450
Total current	160,758	155,663	140,910
Deferred income taxes:
U.S. federal	4,165	31,052	5,280
State and local	(3,983)	(3,473)	(5,720)
Foreign	(29,065)	(51,605)	(62,085)
Total deferred	(28,883)	(24,026)	(62,525)
Total	$131,875	131,637	78,385
The geographic dispersion of earnings and losses contributes to the annual changes in the Company’s effective tax rates. Approximately 43% of the Company’s current year earnings from continuing operations before income taxes was generated in the United States at a combined federal and state effective tax rate that is higher than the Company’s overall effective tax rate. The Company is also subject to taxation in other jurisdictions where it has operations, including Australia, Belgium, Ireland, Italy, Luxembourg, Malaysia, Mexico, the Netherlands, Russia and Spain. The effective tax rates that the Company pays in these

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

jurisdictions vary widely, but they are generally lower than the Company’s overall effective tax rate. The Company’s domestic effective tax rates for the years ended December 31, 2015, 2014 and 2013 were 39.8%, 42.8%, and 32.6%, respectively, and its non-U.S. effective tax rates for the years ended December 31, 2015, 2014 and 2013 were 0.7%, (3.1)%, and (10.0)%, respectively. The difference in rates applicable in foreign jurisdictions results from a number of factors, including lower statutory rates, historical loss carry-forwards, financing arrangements and other factors. The Company’s effective tax rate has been and will continue to be impacted by the geographical dispersion of the Company’s earnings and losses. To the extent that domestic earnings increase while the foreign earnings remain flat or decrease, or increase at a lower rate, the Company’s effective tax rate will increase.

Income tax expense (benefit) attributable to earnings from continuing operations before income taxes differs from the amounts computed by applying the U.S. statutory federal income tax rate to earnings from continuing operations before income taxes as follows:

	2015	2014	2013
Income taxes at statutory rate	$262,102	232,362	155,950
State and local income taxes, net of federal income tax benefit	4,951	9,239	9,317
Foreign income taxes(a)	(95,198)	(89,385)	(80,937)
Change in valuation allowance	(14,237)	(6,482)	(1,846)
Tax contingencies and audit settlements(b)	(23,032)	(7,882)	(4,076)
Other, net	(2,711)	(6,215)	(23)
	$131,875	131,637	78,385
(a) Foreign income taxes includes statutory rate differences, financing arrangements, withholding taxes, local income taxes, notional deductions, and other miscellaneous items.
(b) 2015 includes the $11,180 reversal of uncertain tax positions.
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2015 and 2014 are presented below:

	2015	2014
Deferred tax assets:
Accounts receivable	$11,134	12,454
Inventories	42,558	53,120
Employee benefits	70,989	58,461
Accrued expenses and other	54,652	62,287
Deductible state tax and interest benefit	491	7,067
Intangibles	34,003	62,079
Federal, foreign and state net operating losses and credits	458,743	432,906
Gross deferred tax assets	672,570	688,374
Valuation allowance	(287,580)	(300,472)
Net deferred tax assets	384,990	387,902
Deferred tax liabilities:
Inventories	(8,663)	(4,224)
Plant and equipment	(429,258)	(422,350)
Intangibles	(267,571)	(194,717)
Other liabilities	(30,256)	(19,564)
Gross deferred tax liabilities	(735,748)	(640,855)
Net deferred tax liability	$(350,758)	(252,953)

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

The Company evaluates its ability to realize the tax benefits associated with deferred tax assets by analyzing its forecasted taxable income using both historic and projected future operating results, the reversal of existing temporary differences, taxable income in prior carry-back years (if permitted) and the availability of tax planning strategies. The valuation allowance as of December 31, 2015, and 2014 is $287,580 and $300,472 , respectively. The valuation allowance as of December 31, 2015 relates to the net deferred tax assets of certain of the Company’s foreign subsidiaries as well as certain state net operating losses and tax credits. The total change in the 2015 valuation allowance was a decrease of $12,892 which includes ($24,718) related to foreign currency translation. The total change in the 2014 valuation allowance was a decrease of $75,387, which includes $(39,243) related to foreign currency translation and $(61,148) related to the disposal of a subsidiary.
Management believes it is more likely than not that the Company will realize the benefits of its deferred tax assets, net of valuation allowances, based upon the expected reversal of deferred tax liabilities and the level of historic and forecasted taxable income over periods in which the deferred tax assets are deductible.
As of December 31, 2015, the Company has state net operating loss carry forwards and state tax credits with potential tax benefits of $56,745, net of federal income tax benefit; these carry forwards expire over various periods based on taxing jurisdiction. A valuation allowance totaling $35,490 has been recorded against these state deferred tax assets as of December 31, 2015. In addition, as of December 31, 2015, the Company has net operating loss carry forwards in various foreign jurisdictions with potential tax benefits of $401,999. A valuation allowance totaling $218,577 has been recorded against these deferred tax assets as of December 31, 2015.
The Company does not provide for U.S. federal and state income taxes on the cumulative undistributed earnings of its foreign subsidiaries because such earnings are deemed to be permanently reinvested. As of December 31, 2015, the Company had not provided federal income taxes on earnings of approximately $1,680,000 from its foreign subsidiaries. Should these earnings be distributed in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes in various foreign jurisdictions. These taxes may be partially offset by U.S. foreign tax credits. Determination of the amount of the unrecognized deferred U.S. tax liability is not practical because of the complexities associated with this hypothetical calculation.

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

As of December 31, 2015, the Company’s gross amount of unrecognized tax benefits is $51,037, excluding interest and penalties. If the Company were to prevail on all uncertain tax positions, $32,662 of the unrecognized tax benefits would affect the Company’s effective tax rate, exclusive of any benefits related to interest and penalties.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

	2015	2014
Balance as of January 1	$49,599	56,545
Additions based on tax positions related to the current year	684	3,424
Additions for tax positions of acquired companies	27,455	—
Additions for tax positions of prior years	2,330	219
Reductions resulting from the lapse of the statute of limitations	(13,471)	(4,925)
Settlements with taxing authorities	(11,693)	(919)
Effects of foreign currency translation	(3,867)	(4,745)
Balance as of December 31	$51,037	49,599
The Company will continue to recognize interest and penalties related to unrecognized tax benefits as a component of its income tax provision. As of December 31, 2015 and 2014, the Company has $5,394 and $9,409, respectively, accrued for the payment of interest and penalties, excluding the federal tax benefit of interest deductions where applicable. During the years ending December 31, 2015 , 2014 and 2013, the Company accrued interest and penalties through the consolidated statements of operations of $(5,635), $(3,579) and $74, respectively.
The Company believes that its unrecognized tax benefits could decrease by $10,273 within the next twelve months. The Company has effectively settled all Federal income tax matters related to years prior to 2010. Various other state and foreign income tax returns are open to examination for various years.

Belgian Tax Matter

In January 2012, the Company received a €23,789 assessment from the Belgian tax authority related to its year ended December 31, 2008, asserting that the Company had understated its Belgian taxable income for that year. The Company filed a formal protest in the first quarter of 2012 refuting the Belgian tax authority's position. The Belgian tax authority set aside the assessment in the third quarter of 2012 and refunded all related deposits, including interest income of €1,583 earned on such deposits. However, on October 23, 2012, the Belgian tax authority notified the Company of its intent to increase the Company's taxable income for the year ended December 31, 2008 under a revised theory. On December 28, 2012, the Belgian tax authority issued assessments for the years ended December 31, 2005 and December 31, 2009, in the amounts of €46,135 and €35,567, respectively, including penalties, but excluding interest. The Company filed a formal protest during the first quarter of 2013 relating to the new assessments. In September 2013, the Belgian tax authority denied the Company's protests, and the Company has brought these two years before the Court of First Appeal in Bruges. In December 2013, the Belgian tax authority issued additional assessments related to the years ended December 31, 2006, 2007, and 2010, in the amounts of €38,817, €39,635, and €43,117, respectively, including penalties, but excluding interest. The Company filed formal protests during the first quarter of 2014, refuting the Belgian tax authority's position for each of the years assessed. In the quarter ended June 28, 2014, the Company received a formal assessment for the year ended December 31, 2008, totaling €30,131, against which the Company also submitted its formal protest. All 4 additional years have been brought before the Court of First Appeal in November 2014. In January of 2015, the Company met with the Court of First Appeal in Bruges, Belgium and agreed with the Belgium tax authorities to consolidate and argue the issues regarding the years 2005 and 2009, and apply the ruling to all of the open years (to the extent there are no additional facts/procedural arguments in the other years).

On January 27, 2016, the Court of First Appeal in Bruges, Belgium ruled in favor of the Company with respect to the calendar years ending December 31, 2005 and December 31, 2009. The Company anticipates that the Belgian tax authority will appeal this ruling.

The Company disagrees with the views of the Belgian tax authority on this matter and will persist in its vigorous defense if there is an appeal. Although there can be no assurances, the Company believes the ultimate outcome of these actions will not have a material adverse effect on its financial condition but could have a material adverse effect on its results of operations, liquidity or cash flows in a given quarter or year.

(14) Commitments and Contingencies

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

The Company is obligated under various operating leases for office and manufacturing space, machinery, and equipment. Future minimum lease payments under non-cancelable capital and operating leases (with initial or remaining lease terms in excess of one year) as of December 31:

	Capital	Operating	Total Future Payments
2016	$1,385	95,407	96,792
2017	1,257	76,748	78,005
2018	1,139	54,306	55,445
2019	972	34,907	35,879
2020	555	20,263	20,818
Thereafter	4,537	15,454	19,991
Total payments	9,845	297,085	306,930
Less amount representing interest	1,913
Present value of capitalized lease payments	$7,932

Rental expense under operating leases was $110,771, $114,529 and $116,541 in 2015, 2014 and 2013, respectively.

The Company had approximately $1,381 and $47,713 in standby letters of credit for various insurance contracts and commitments to foreign vendors as of December 31, 2015 and 2014, respectively that expire within two years.

The Company is involved in litigation from time to time in the regular course of its business. Except as noted below and in Note 13-Income Taxes Belgian Tax Matter, there are no material legal proceedings pending or known by the Company to be contemplated to which the Company is a party or to which any of its property is subject.

Polyurethane Foam Litigation

Beginning in August 2010, a series of civil lawsuits were initiated in several U.S. federal courts alleging that certain manufacturers of polyurethane foam products and competitors of the Company’s carpet underlay division had engaged in price fixing in violation of U.S. antitrust laws. The Company was named as a defendant in a number of the individual cases (the first filed on August 26, 2010), as well as in two consolidated amended class action complaints (the first filed on February 28, 2011, on behalf of a class of all direct purchasers of polyurethane foam products, and the second filed on March 21, 2011, on behalf of a class of indirect purchasers). All pending cases in which the Company was named as a defendant were filed in or transferred to the U.S. District Court for the Northern District of Ohio for consolidated pre-trial proceedings under the name In re: Polyurethane Foam Antitrust Litigation, Case No. 1:10-MDL-02196.

In these actions, the plaintiffs, on behalf of themselves and/or a class of purchasers, sought damages allegedly suffered as a result of alleged overcharges in the price of polyurethane foam products from at least 1999 to the present. Any damages actually awarded at trial would have been subject to being tripled under US antitrust laws.

On March 23, 2015, the Company entered into an agreement to settle all claims brought by the class of direct purchasers, and the trial court entered an order granting final approval of this settlement on November 19, 2015. On April 30, 2015, the Company entered into an agreement to settle all claims brought by the class of indirect purchasers, and the trial court entered an order granting final approval of this settlement on January 27, 2016. The Company has also entered into settlement agreements resolving all of the claims brought on behalf of all but one of the consolidated individual lawsuits. The Company denies all allegations of wrongdoing but settled the class actions and individual lawsuits to avoid the uncertainty, risk, expense and distraction of protracted litigation.

The Company remains a defendant in one case involving an individual purchaser of polyurethane foam products not sold by the Company. This sole remaining case is in its early stages, no trial date has been set, and the amount of the damages has not yet been specified by the plaintiff. In addition to as yet unspecified actual damages, the plaintiff also seeks attorney fees, pre-judgment and post-judgment interest, court costs and injunctive relief against future violations.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

In December 2011, the Company was named as a defendant in a Canadian Class action, Hi! Neighbor Floor Covering Co. Limited v. Hickory Springs Manufacturing Company, et al., filed in the Superior Court of Justice of Ontario, Canada and Options Consommateures v. Vitafoam, Inc. et.al., filed in the Superior Court of Justice of Quebec, Montreal, Canada, both of which alleged similar claims against the Company as raised in the U.S. actions and sought unspecified damages and punitive damages. On June 12, 2015, the Company entered into an agreement to settle all claims brought by the class of Canadian plaintiffs, as well as a separate action pending in the Supreme Court of British Columbia. The courts in Ontario, Quebec and British Columbia have all approved the settlement although certain administrative issues remain. The Company continues to deny all allegations of wrongdoing but settled the case to avoid the uncertainty, risk, expense and distraction of protracted litigation.

During the twelve months ended December 31, 2015 the Company recorded a $122,480 charge within selling, general and administrative expenses for the settlement and defense of the antitrust cases. The Company believes that adequate provisions for resolution of all of these cases have been made. The Company does not believe that the ultimate outcome of the remaining case will have a material adverse effect on its financial condition.

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

(15) Consolidated Statements of Cash Flows Information
Supplemental disclosures of cash flow information are as follows:

	2015	2014	2013
Net cash paid (received) during the years for:
Interest	$67,974	109,451	86,173
Income taxes	$133,283	148,991	137,650

Supplemental schedule of non-cash investing and financing activities:
Fair value of net assets acquired in acquisition	1,564,970	7,267	1,714,462
Noncontrolling interest of assets acquired	(24,160)	—	(14,577)
Liabilities assumed in acquisition	(17,147)	(7,286)	(942,513)
Shares issued for acquisitions	(153,096)	—	(313,906)
	$1,370,567	(19)	443,466

(16) Segment Reporting
The Company has three reporting segments: the Global Ceramic segment, the Flooring NA segment and the Flooring ROW segment. The Global Ceramic segment designs, manufactures, sources and markets a broad line of ceramic tile, porcelain tile, natural stone and other products, which it distributes primarily in North America, Europe and Russia through its network of regional distribution centers and Company-operated service centers using company-operated trucks, common carriers or rail transportation. The segment’s product lines are sold through Company-operated service centers, independent distributors, home

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

center retailers, tile and flooring retailers and contractors. The Flooring NA segment designs, manufactures, sources and markets its floor covering product lines, including carpets, rugs, carpet pad, hardwood, laminate and vinyl products, including luxury vinyl tile ("LVT"), which it distributes through its network of regional distribution centers and satellite warehouses using company-operated trucks, common carrier or rail transportation. The segment’s product lines are sold through various selling channels, including independent floor covering retailers, distributors, home centers, mass merchandisers, department stores, shop at home, buying groups, commercial contractors and commercial end users. The Flooring ROW segment designs, manufactures, sources, licenses and markets laminate, hardwood flooring, roofing elements, insulation boards, medium-density fiberboard ("MDF"), chipboards, other wood products, sheet vinyl and LVT, which it distributes primarily in Europe and Russia through various selling channels, which include retailers, independent distributors and home centers.

The accounting policies for each operating segment are consistent with the Company’s policies for the consolidated financial statements. Amounts disclosed for each segment are prior to any elimination or consolidation entries. Corporate general and administrative expenses attributable to each segment are estimated and allocated accordingly. Segment performance is evaluated based on operating income. Previously reported segment results have been reclassified to conform to the current period presentation. No single customer accounted for more than 10% of net sales for the years ended December 31, 2015, 2014 or 2013.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

Segment information is as follows:

	2015	2014	2013
Net sales:
Global Ceramic	$3,012,859	3,015,279	2,677,058
Flooring NA	3,602,112	3,441,018	3,423,093
Flooring ROW	1,456,898	1,354,018	1,249,279
Intersegment sales	(306)	(6,869)	(676)
	$8,071,563	7,803,446	7,348,754
Operating income (loss):
Global Ceramic	$414,154	351,113	209,825
Flooring NA	264,271	299,992	259,753
Flooring ROW	203,370	151,528	107,850
Corporate and intersegment eliminations	(44,229)	(29,837)	(30,497)
	$837,566	772,796	546,931
Depreciation and amortization:
Global Ceramic	$118,801	120,121	97,126
Flooring NA	137,064	122,677	118,721
Flooring ROW	97,239	92,090	81,500
Corporate	9,543	10,682	11,524
	$362,647	345,570	308,871
Capital expenditures (excluding acquisitions):
Global Ceramic	$247,829	192,642	110,750
Flooring NA	148,598	258,987	176,808
Flooring ROW	95,447	100,899	70,175
Corporate	11,783	9,276	8,817
	$503,657	561,804	366,550
Assets:
Global Ceramic	$3,846,133	3,542,594	3,787,785
Flooring NA	3,164,525	2,587,151	2,371,872
Flooring ROW	2,805,246	1,909,487	2,115,152
Corporate and intersegment eliminations	126,460	246,312	219,367
	$9,942,364	8,285,544	8,494,176
Geographic net sales:
United States	$5,399,561	5,233,796	5,083,605
All other countries	2,672,002	2,569,650	2,265,149
	$8,071,563	7,803,446	7,348,754
Long-lived assets (1):
United States	$2,945,783	2,381,843	2,186,946
Belgium	1,377,533	949,169	1,026,771
All other countries	1,117,167	976,550	1,224,118
	$5,440,483	4,307,562	4,437,835
Net sales by product categories (2):
Soft surface	$3,056,946	2,764,370	2,756,627
Tile	3,094,389	3,087,895	2,744,289
Laminate and wood	1,920,228	1,951,181	1,847,838
	$8,071,563	7,803,446	7,348,754

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

(1)	Long-lived assets are composed of property, plant and equipment, net, and goodwill.

(2)
The soft surface product category includes carpets, rugs, carpet pad sheet vinyl and LVT. The tile product category includes ceramic tile, porcelain tile and natural stone. The laminate and wood product category includes laminate, hardwood, roofing elements, insulation boards, MDF, chipboards, other wood-based products and licensing.

(17) Quarterly Financial Data (Unaudited)
The supplemental quarterly financial data are as follows:

	Quarters Ended
	April 4, 2015	July 4, 2015	October 3, 2015	December 31, 2015
Net sales	$1,881,177	2,041,733	2,150,656	1,997,997
Gross profit	511,943	615,129	661,404	622,210
Net earnings	22,346	186,492	214,905	191,559
Basic earnings per share	0.31	2.54	2.91	2.59
Diluted earnings per share	0.30	2.53	2.89	2.57

	Quarters Ended
	March 29, 2014	June 28, 2014	September 27, 2014	December 31, 2014
Net sales	$1,813,095	2,048,247	1,990,658	1,951,446
Gross profit	481,355	574,812	556,422	541,603
Net earnings	81,081	152,750	151,266	146,868
Basic earnings per share	1.11	2.10	2.08	2.01
Diluted earnings per share	1.11	2.08	2.06	2.00

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures
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

On May 12, 2015, June 12, 2015 and December 7, 2015, the Company completed the acquisitions of the KAI Group, the IVC Group and Xtratherm, respectively. As a result, management excluded the KAI Group, the IVC Group and Xtratherm from its assessment of internal control over financial reporting. The KAI Group, the IVC Group and Xtratherm represent 12.7% of the total assets (excluding goodwill and intangible assets of 32.9%); and 4.9% of net sales of the related consolidated financial statement amounts as of and for the year ended December 31, 2015, respectively.

Under the supervision and with the participation of management, including the Company's Principal Executive Officer and Principal Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of the Company's internal control over financial reporting as of December 31, 2015.  In conducting this evaluation, the Company used the framework set forth in the report titled “Internal Control – Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the results of this evaluation, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2015 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

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

The information required by this item is incorporated by reference to information contained in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders under the following headings: “Election of Directors—Director, Director Nominee and Executive Officer Information,” “—Nominees for Director,” “—Continuing Directors,” “—Executive Officers,” “—Meetings and Committees of the Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Audit Committee” and “Corporate Governance.” The Company has adopted the Mohawk Industries, Inc. Standards of Conduct and Ethics, which applies to all of its directors, officers and employees. The standards of conduct and ethics are publicly available on the Company’s website at http://www.mohawkind.com and will be made available in print to any stockholder who requests them without charge. If the Company makes any substantive amendments to the standards of conduct and ethics, or grants any waiver, including any implicit waiver, from a provision of the standards required by regulations of the Commission to apply to the Company’s chief executive officer, chief financial officer or chief accounting officer, the Company will disclose the nature of the amendment or waiver on its website. The Company may elect to also disclose the amendment or waiver in a report on Form 8-K filed with the SEC. The Company has adopted the Mohawk Industries, Inc. Board of Directors Corporate Governance Guidelines, which are publicly available on the Company’s website and will be made available to any stockholder who requests it.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to information contained in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders under the following headings: “Compensation, Discussion and Analysis,” “Executive Compensation and Other Information—Summary Compensation Table,” “—Grants of Plan Based Awards,” “—Outstanding Equity Awards at Fiscal Year End,” “—Option Exercises and Stock Vested,” “—Nonqualified Deferred Compensation,” “—Certain Relationships and Related Transactions,” “—Compensation Committee Interlocks and Insider Participation,” “—Compensation Committee Report” and “Director Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to information contained in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders under the following headings: “Executive Compensation and Other Information—Equity Compensation Plan Information,” and “—Principal Stockholders of the Company.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to information contained in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders under the following heading: “Election of Directors—Meetings and Committees of the Board of Directors,” and “Executive Compensation and Other Information—Certain Relationships and Related Transactions.”

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to information contained in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders under the following heading: “Audit Committee—Principal Accountant Fees and Services” and “Election of Directors—Meetings and Committees of the Board of Directors.”

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

*3.1	Restated Certificate of Incorporation of Mohawk, as amended. (Incorporated herein by reference to Exhibit 3.1 in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

*3.2	Restated Bylaws of Mohawk. (Incorporated herein by reference to Exhibit 3.1 in the Company's Report on Form 8-K dated February 19, 2016.)

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

*4.8
Second Supplemental Indenture, dated as of June 9, 2015, by and among Mohawk Industries, Inc., as Issuer, U.S. Bank National Association, as Trustee, Elavon Financial Services Limited, UK Branch, as initial Paying Agent and Elavon Financial Services Limited, as initial Registrar (Incorporated herein by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated June 9, 2015.)

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

*10.9
Amendment No. 4 to Credit and Security Agreement, dated as of January 5, 2015, by and among Mohawk Factoring, LLC, Mohawk Servicing, LLC, the lenders party hereto, the liquidity banks party hereto, the co-agents party hereto and SunTrust Bank, as administrative agent (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended April 4, 2015).

10.10
Amendment No. 5 to Credit and Security Agreement, dated as of December 10, 2015, by and among Mohawk Factoring, LLC, Mohawk Servicing, LLC, the lenders party hereto, the liquidity banks party hereto, the co-agents party hereto and SunTrust Bank, as administrative agent.

*10.11
Receivables Purchase and Sale Agreement, dated December 19, 2012, by and among Mohawk Carpet Distribution, Inc., and Dal-Tile Distribution, Inc., as originators, and Mohawk Factoring, LLC, as buyer (Incorporated herein by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K dated December 21, 2012.)

*10.12
Amended and Restated Credit Facility, dated March 26, 2015, by and among the Company and certain of its subsidiaries, as borrowers, Wells Fargo Bank, National Association, as administrative agent, swing line lender, and an L/C issuer, and the other lenders party thereto. (Incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated March 26, 2015.)

*10.13
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

*10.14
Service Agreement dated February 24, 2009, by and between Unilin Industries BVBA and BVBA “F. De Cock Management” (Incorporated by reference to the Company’s Current Report on Form 8-K dated February 24, 2009.)

*10.15
Service Agreement dated February 9, 2009, by and between Unilin Industries BVBA and Comm. V. “Bernard Thiers” (Incorporated herein by reference to Exhibit 10.7 in the Company's Annual Report on Form 10-K (File No. 001-13697) for the fiscal year ended December 31, 2009.)

*10.16
Second Amended and Restated Employment Agreement, dated as of November 4, 2009, by and between the Company and W. Christopher Wellborn (Incorporated by reference to the Company’s Current Report on Form 8-K dated November 4, 2009.)

*10.17
Amendment No. 1 to Second Amended and Restated Employment Agreement, dated as of December 20, 2012, by and between the Company and W. Christopher Wellborn (Incorporated herein by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-K (File No. 001-13697) for the fiscal year ended December 31, 2012.).

*10.18
Mohawk Carpet Corporation Supplemental Executive Retirement Plan, as amended. (Incorporated herein by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-1, Registration No. 33-45418.)

10.19	The Mohawk Industries, Inc. Senior Management Deferred Compensation Plan, as amended and restated as of January 1, 2015.

*10.20
Mohawk Industries, Inc. 1997 Non-Employee Director Stock Compensation Plan (Amended and Restated as of January 1, 2009) (Incorporated herein by reference to Exhibit 10.32 in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2008.)

*10.21	Mohawk Industries, Inc. 2012 Non-Employee Director Stock Compensation Plan (Incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q dated August 3, 2012.)

*10.22
Mohawk Industries, Inc. 2012 Non-Employee Director Stock Compensation Plan Amendment, approved October 23, 2013 (Incorporated herein by reference to Exhibit 10.18 in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2013.)

*10.23	2002 Long-Term Incentive Plan. (Incorporated herein by reference to Appendix A in the 2002 Mohawk Industries, Inc. Proxy Statement dated March 29, 2002.)

*10.24
Mohawk Industries, Inc. 2007 Incentive Plan (Incorporated herein by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-13697) filed with the Securities and Exchange Commission on April 9, 2007.)

*10.25
Mohawk Industries, Inc. 2012 Incentive Plan (incorporated herein by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-13697) filed with the Securities and Exchange Commission on April 3, 2012.)

12.1	Ratio of Earnings to Fixed Charges

21	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm (KPMG LLP).

31.1	Certification Pursuant to Rule 13a-14(a).

31.2	Certification Pursuant to Rule 13a-14(a).

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates exhibit incorporated by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mohawk Industries, Inc.
	By:	/s/ JEFFREY S. LORBERBAUM
February 29, 2016		Jeffrey S. Lorberbaum,
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 29, 2016	/s/ JEFFREY S. LORBERBAUM
Jeffrey S. Lorberbaum,
Chairman and Chief Executive Officer (principal executive officer)

February 29, 2016	/s/ FRANK H. BOYKIN
Frank H. Boykin,
Chief Financial Officer and Vice President-Finance (principal financial officer)

February 29, 2016	/s/ JAMES F. BRUNK
James F. Brunk,
Vice President and Corporate Controller (principal accounting officer)

February 29, 2016
Filip Balcaen, Director

February 29, 2016	/s/ BRUCE C. BRUCKMANN
Bruce C. Bruckmann, Director

February 29, 2016	/s/ FRANS DE COCK
Frans De Cock, Director

February 29, 2016	/s/ JOHN F. FIEDLER
John F. Fiedler, Director

February 29, 2016	/s/ RICHARD C. ILL
Richard C. Ill, Director

February 29, 2016	/s/ JOSEPH A. ONORATO
Joseph A. Onorato, Director

February 29, 2016	/s/ WILLIAM H. RUNGE III
William Henry Runge III Director

February 29, 2016	/s/ KAREN A. SMITH BOGART
Karen A. Smith Bogart, Director

February 29, 2016	/s/ W. CHRISTOPHER WELLBORN
W. Christopher Wellborn, Director