Form 10-Q
period 2016-04-02
MOHAWK INDUSTRIES INC
filed 2016-05-06
CIK 851968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________
[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s common stock as of May 3, 2016, the latest practicable date, is as follows: 74,091,298 shares of common stock, $.01 par value.

MOHAWK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

 MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	April 2, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$98,305	81,692
Receivables, net	1,406,725	1,257,505
Inventories	1,652,030	1,607,256
Prepaid expenses	254,088	258,633
Other current assets	59,403	44,886
Total current assets	3,470,551	3,249,972
Property, plant and equipment	5,935,371	5,783,257
Less: accumulated depreciation	2,711,044	2,636,139
Property, plant and equipment, net	3,224,327	3,147,118
Goodwill	2,339,521	2,293,365
Tradenames	649,102	632,349
Other intangible assets subject to amortization, net	301,873	304,192
Deferred income taxes and other non-current assets	306,941	307,404
	$10,292,315	9,934,400

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and commercial paper	$2,076,179	2,003,003
Accounts payable and accrued expenses	1,247,489	1,256,025
Total current liabilities	3,323,668	3,259,028
Deferred income taxes	393,145	388,130
Long-term debt, less current portion	1,173,600	1,188,964
Other long-term liabilities	221,892	215,463
Total liabilities	5,112,305	5,051,585
Commitments and contingencies (Note 13)
Redeemable noncontrolling interest	23,432	21,952
Stockholders’ equity:
Preferred stock, $.01 par value; 60 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 150,000 shares authorized; 81,433 and 81,280 shares issued in 2016 and 2015, respectively	814	813
Additional paid-in capital	1,763,172	1,760,016
Retained earnings	4,274,254	4,102,707
Accumulated other comprehensive loss	(672,820)	(793,568)
	5,365,420	5,069,968
Less treasury stock at cost; 7,351 shares in 2016 and 2015	215,795	215,795
Total Mohawk Industries, Inc. stockholders' equity	5,149,625	4,854,173
Nonredeemable noncontrolling interest	6,953	6,690
Total stockholders' equity	5,156,578	4,860,863
	$10,292,315	9,934,400
See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	April 2, 2016	April 4, 2015
Net sales	$2,172,046	1,881,177
Cost of sales	1,532,367	1,369,234
Gross profit	639,679	511,943
Selling, general and administrative expenses	394,007	468,169
Operating income	245,672	43,774
Interest expense	12,301	16,449
Other (income) expense, net	3,429	(1,083)
Earnings before income taxes	229,942	28,408
Income tax expense	57,825	5,904
Net earnings including noncontrolling interests	172,117	22,504
Net income attributable to noncontrolling interests	569	158
Net earnings attributable to Mohawk Industries, Inc.	$171,548	22,346

Basic earnings per share attributable to Mohawk Industries, Inc.
Basic earnings per share attributable to Mohawk Industries, Inc.	$2.32	0.31
Weighted-average common shares outstanding—basic	73,976	72,988

Diluted earnings per share attributable to Mohawk Industries, Inc.
Diluted earnings per share attributable to Mohawk Industries, Inc.	$2.30	0.30
Weighted-average common shares outstanding—diluted	74,490	73,530
See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended
	April 2, 2016	April 4, 2015
Net earnings including noncontrolling interests	$172,117	22,504
Other comprehensive income (loss):
Foreign currency translation adjustments	120,768	(226,159)
Pension prior service cost and actuarial (loss) gain	(20)	86
Other comprehensive income (loss)	120,748	(226,073)
Comprehensive income (loss)	292,865	(203,569)
Comprehensive income attributable to noncontrolling interests	569	158
Comprehensive income (loss) attributable to Mohawk Industries, Inc.	$292,296	(203,727)
See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	April 2, 2016	April 4, 2015
Cash flows from operating activities:
Net earnings	$172,117	22,504
Adjustments to reconcile net earnings to net cash provided by operating activities:
Restructuring	5,253	6,657
Depreciation and amortization	100,194	85,656
Deferred income taxes	9,878	308
Loss (gain) on disposal of property, plant and equipment	2,332	(466)
Stock-based compensation expense	9,059	8,436
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	(144,119)	(108,228)
Inventories	(23,501)	7,758
Accounts payable and accrued expenses	(8,960)	8,551
Other assets and prepaid expenses	24,835	(64,814)
Other liabilities	(9,328)	(16,008)
Net cash provided by (used in) operating activities	137,760	(49,646)
Cash flows from investing activities:
Additions to property, plant and equipment	(140,833)	(105,794)
Acquisitions, net of cash acquired	—	(3,328)
Net cash used in investing activities	(140,833)	(109,122)
Cash flows from financing activities:
Payments on Senior Credit Facilities	(175,017)	(205,302)
Proceeds from Senior Credit Facilities	66,658	16,780
Payments on Commercial Paper	(7,046,615)	(4,841,700)
Proceeds from Commercial Paper	7,812,624	5,197,200
Repayment of senior notes	(645,555)	—
Change in asset securitization borrowings, net	—	(7,100)
Debt issuance costs	(1,002)	(2,528)
Change in outstanding checks in excess of cash	(1,711)	9,729
Proceeds and net tax benefit from stock transactions	4,499	8,225
Net cash provided by financing activities	13,881	175,304
Effect of exchange rate changes on cash and cash equivalents	5,805	(7,372)
Net change in cash and cash equivalents	16,613	9,164
Cash and cash equivalents, beginning of period	81,692	97,877
Cash and cash equivalents, end of period	$98,305	107,041

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

1. General

Interim Reporting

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("U.S. GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto, and the Company’s description of critical accounting policies, included in the Company’s 2015 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. Results for interim periods are not necessarily indicative of the results for the year.

Segment Realignment

During the second quarter of 2015, the Company realigned its reportable segments to reflect how the Company’s results will be reported by management. The Company has reorganized the business into three segments - Global Ceramic, Flooring North America ("Flooring NA") and Flooring Rest of the World ("Flooring ROW"). In order to leverage its relationships and distribution capabilities, the Company organized its carpet, wood, laminate, LVT and vinyl operations by geography into the Flooring NA segment and Flooring ROW segment. The Company did not make any changes to the Global Ceramic segment, which includes the Company's tile and stone operations. Previously reported segment results have been reclassified to conform to the current period presentation.

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

Hedges of Net Investments in Non-U.S. Operations

The Company has numerous investments outside the United States. The net assets of these subsidiaries are exposed to changes and volatility in currency exchange rates. The Company uses foreign currency denominated debt to hedge some of its non-U.S. net investments against adverse movements in exchange rates. The gains and losses on the Company's net investments in its non-U.S. operations are partially economically offset by losses and gains on its foreign currency borrowings. The Company designated its €500,000 2.00% Senior Notes borrowing as a net investment hedge of a portion of its European operations. For the three months ended April 2, 2016, the change in the U.S. dollar value of the Company's euro denominated debt was $4,953 ($3,096 net of taxes), which is recorded in the foreign currency translation adjustment component of other comprehensive income (loss). The increase in the U.S. dollar value of the Company's debt partially offsets the euro-to-dollar translation of the Company's net investment in its European operations.

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

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. This topic converges the guidance within U.S. GAAP and IFRS. The new standard intends to simplify the presentation of debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, versus recording the costs as a prepaid expense in other assets that is amortized. The new standard will more closely align the presentation of debt issuance costs under U.S. GAAP with the presentation under comparable IFRS. In August 2015, the FASB issued ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30) to address the measurement of debt issuance costs associated with line-of-credit arrangements. ASU 2015-15 states that an entity can defer and present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless if there are outstanding borrowings on the line-of-credit arrangement. The Company adopted the provisions of this new accounting standard effective January 1, 2016 retrospectively. Accordingly, unamortized debt issuance costs of $7,964 were reclassified from other non-current assets to long-term debt in the December 31, 2015 consolidated balance sheet.

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

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Under this ASU, acquirers must recognize measurement-period adjustments in the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The Company adopted the provisions of this update effectively January 1, 2016 prospectively. This update did not have a material impact on the Company's consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. The new standard intends to simplify the accounting for and presentation of deferred taxes by requiring that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. The new standard will more closely align the presentation of deferred taxes under U.S. GAAP with the presentation under comparable IFRS. The new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period and early application is permitted. The guidance may be applied prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company elected to apply the provisions of this guidance effective December 31, 2015 retrospectively.

In February 2016, the FASB issued ASU 2016-02, Leases. The amendments in this Update create Topic 842, Leases, and supersede the requirements in Topic 840, Leases. Topic 842 specifies the accounting for leases. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. The guidance in this update is effective for annual reporting periods beginning after December 15, 2018 including interim periods within that reporting period and early adoption is permitted. The Company plans to adopt the provisions of this update at the beginning of fiscal year 2019, and is currently assessing the impact on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. This update simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance in this update is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods and early adoption is permitted. The Company is currently assessing the impact of this guidance on its consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Acquisitions

IVC Group
On January 13, 2015, the Company entered into a share purchase agreement (the “Share Purchase Agreement”) with Enterhold S.A., a Luxembourg societe anonyme (the “Seller”), to acquire all of the outstanding shares of International Flooring Systems S.A., a Luxembourg societe anonyme, and its subsidiaries (collectively, the “IVC Group”). The IVC Group is a global manufacturer, distributor and marketer of luxury vinyl tile ("LVT") and sheet vinyl. On June 12, 2015, pursuant to the terms of the Share Purchase Agreement, the Company completed the acquisition of IVC Group for  $1,146,437. The results of the IVC Group's operations have been included in the consolidated financial statements since that date in the Flooring NA and the Flooring ROW segments. The IVC Group acquisition positions the Company as a major participant in both the fast growing LVT category and the expanding fiberglass sheet vinyl business.
Pursuant to the terms of the Share Purchase Agreement, the Seller will indemnify the Company for uncertain tax positions taken by and tax liabilities that were incurred by the Seller. The Company has recorded these tax liabilities and related indemnification asset in the amount of $34,781 as of the acquisition date in other long-term liabilities and other long-term assets, respectively.

The equity value of the IVC Group was paid to the Seller in cash and in shares of the Company's common stock (the “Shares”). Pursuant to the Share Purchase Agreement, the Company (i) acquired the entire issued share capital of the IVC Group and (ii) acquired $17,122 of indebtedness of the IVC Group, in exchange for a cash payment of $732,189, debt paid of $261,152, and 806 issued treasury shares for a value of $153,096.
The Company funded the cash portion of the IVC Group acquisition through a combination of proceeds from the 2.00% Senior Notes (as discussed in Note 14), cash on hand and borrowings under the 2015 Senior Credit Facility (as discussed in Note 14).

KAI Group

On May 12, 2015, the Company purchased approximately 90% of all outstanding shares of Advent KAI Luxembourg Holdings S.a r.l., a societe a respsonsabilite limitee, and its subsidiaries (collectively, the "KAI Group"), an eastern European ceramic tile manufacturer. The Company completed the acquisition of the KAI Group for $194,613. The results of the KAI Group's operations have been included in the consolidated financial statements since the date of acquisition in the Global Ceramic segment. The KAI Group has a low cost position in the Bulgarian and Romanian markets. The combination with the Company presents opportunities to enhance the group's product offering, upgrade its technology and expand its exports to other countries. The remaining 10% ownership interest in the KAI Group is controlled by a third party. The 10% interest is subject to redemption provisions that are not solely within the Company’s control and therefore is recorded as a redeemable noncontrolling interest in the mezzanine section of the balance sheet for $23,432 as of April 2, 2016. Pursuant to the share purchase agreement, the Company (i) acquired approximately 90% of the issued share capital of the KAI Group and (ii) acquired $24 of indebtedness of the KAI Group, in exchange for a cash payment of $169,540 and debt paid of $25,073.

The Company accounted for the acquisitions of the IVC Group and the KAI Group (together, the “Acquisitions”) using the acquisition method of accounting, with the Company as the acquirer of the IVC Group and the KAI Group. The preliminary estimated combined consideration transferred of $1,341,050, including debt paid and shares issued, was determined in accordance with the respective share purchase agreements. The preliminary consideration transferred is allocated to tangible and intangible assets and liabilities based upon their respective fair values.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Fair value of assets, net of cash acquired	$1,382,356
Noncontrolling interests in assets acquired	(24,160)
Assumed indebtedness	(17,146)
Consideration transferred	$1,341,050

Working capital	140,606
Property, plant and equipment	363,570
Tradenames	48,563
Customer relationships	224,326
Goodwill	740,140
Other long-term assets	50,236
Long-term debt, including current portion	(17,146)
Other long-term liabilities	(57,832)
Deferred tax liability	(127,253)
Noncontrolling interest	(24,160)
Consideration transferred	$1,341,050

The Company is continuing to obtain information to complete its valuation of tax accounts, legal liabilities and other attributes. The purchase price allocation is preliminary until the Company obtains final information regarding these fair values.

Intangible assets subject to amortization of $224,326 related to customer relationships have estimated lives of 12 to 14 years. In addition to the amortizable intangible assets, there is an additional $48,563 in indefinite-lived tradename intangible assets. The goodwill of $740,140 was allocated to the Company's segments as disclosed in Note 6, Goodwill and Intangible Assets. The factors contributing to the recognition of the amount of goodwill are based on strategic and synergistic benefits that are expected to be realized from the Acquisitions. These benefits include the opportunities to improve the Company's performance by leveraging best practices, operational expertise, product innovation and manufacturing assets. The recognized goodwill from the Acquisitions is not expected to be deductible for tax purposes.

The results of operations for the Acquisitions were not significant to the Company's consolidated results of operations and, accordingly, the Company has not provided pro forma information relating to the Acquisitions.

Xtratherm

On December 7, 2015, the Company completed its purchase of Xtratherm Limited, an Irish company, and certain of its affiliates (collectively, "Xtratherm"). Xtratherm manufactures insulation boards in Ireland, the UK and Belgium. The total value of the acquisition was $158,851. The Xtratherm acquisition expands the Company's existing insulation board footprint to include Ireland, the UK and Belgium while capitalizing on expanded product offerings in Belgium. The acquisition's results and purchase price allocation have been included in the consolidated financial statements since the date of the acquisition. The Company's acquisition of Xtratherm resulted in a preliminary goodwill allocation of $32,149, indefinite-lived trademark intangible assets of $4,681 and intangible assets subject to amortization of $39,784. The goodwill is not expected to be deductible for tax purposes. The factors contributing to the recognition of the amount of goodwill include the opportunity to optimize the assets of Xtratherm with the Company's existing insulation assets. The Xtratherm results are reflected in the Flooring ROW segment.

The Company is continuing to obtain information to complete its valuation of intangible assets, as well as to determine the fair value of the acquired assets and liabilities including tax accounts, legal liabilities and other attributes. The purchase price allocation is preliminary until the Company obtains final information regarding these fair values.

Other Acquisitions

During the first quarter of 2015, the Company acquired certain assets of a distribution business in the Flooring ROW segment for $2,822, resulting in a goodwill allocation of $2,659.

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

Restructuring, acquisition transaction and integration-related costs consisted of the following during the three months ended April 2, 2016 and April 4, 2015:

	Three Months Ended
	April 2, 2016	April 4, 2015
Cost of sales
Restructuring costs (a)	$5,026	9,844
Acquisition integration-related costs	822	132
Restructuring and integration-related costs	$5,848	9,976

Selling, general and administrative expenses
Restructuring costs (a)	$227	1,173
Acquisition integration-related costs	967	1,380
Restructuring, acquisition and integration-related costs	$1,194	2,553

(a) The restructuring costs for 2016 and 2015 primarily relate to the Company's actions taken to lower its cost structure and improve efficiencies of manufacturing and distribution operations as well as actions related to the Company's recent acquisitions. During the three months ended April 4, 2015, restructuring costs included accelerated depreciation of $4,360.

The restructuring activity for the three months ended April 2, 2016 is as follows:

	Asset write-downs	Severance	Other restructuring costs	Total
Balance as of December 31, 2015	$—	8,965	1,065	10,030
Provision - Global Ceramic segment	795	—	(100)	695
Provision - Flooring NA segment	54	—	3,618	3,672
Provision - Flooring ROW segment	—	313	573	886
Cash payments	—	(4,083)	(4,652)	(8,735)
Non-cash items	(849)	—	(68)	(917)
Balance as of April 2, 2016	$—	5,195	436	5,631

The Company expects the remaining severance and other restructuring costs to be paid over the next four years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Receivables, net

Receivables, net are as follows:

	April 2, 2016	December 31, 2015
Customers, trade	$1,422,935	1,243,533
Income tax receivable	7,568	21,835
Other	58,435	71,084
	1,488,938	1,336,452
Less: allowance for discounts, returns, claims and doubtful accounts	82,213	78,947
Receivables, net	$1,406,725	1,257,505

5. Inventories

The components of inventories are as follows:

	April 2, 2016	December 31, 2015
Finished goods	$1,107,278	1,083,012
Work in process	144,133	137,186
Raw materials	400,619	387,058
Total inventories	$1,652,030	1,607,256

6. Goodwill and intangible assets

The components of goodwill and other intangible assets are as follows:

Goodwill:

	Global Ceramic segment	Flooring NA segment	Flooring ROW segment	Total
Balance as of December 31, 2015
Goodwill	$1,472,757	867,916	1,280,117	3,620,790
Accumulated impairment losses	(531,930)	(343,054)	(452,441)	(1,327,425)
	$940,827	524,862	827,676	2,293,365

Goodwill recognized or adjusted during the period	$—	1,848	63	1,911
Currency translation during the period	9,643	—	34,602	44,245

Balance as of April 2, 2016
Goodwill	1,482,400	869,764	1,314,782	3,666,946
Accumulated impairment losses	(531,930)	(343,054)	(452,441)	(1,327,425)
	$950,470	526,710	862,341	2,339,521

Intangible assets not subject to amortization:

Tradenames
Balance as of December 31, 2015	$632,349
Currency translation during the period	16,753
Balance as of April 2, 2016	$649,102

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Intangible assets subject to amortization:

Gross carrying amounts:	Customer relationships	Patents	Other	Total
Balance as of December 31, 2015	$588,716	243,258	6,790	838,764
Intangible assets recognized or adjusted during the period	—	—	—	—
Currency translation during the period	13,825	10,217	(431)	23,611
Balance as of April 2, 2016	$602,541	253,475	6,359	862,375

Accumulated amortization:	Customer relationships	Patents	Other	Total
Balance as of December 31, 2015	$317,593	216,273	706	534,572
Amortization during the period	6,744	2,810	10	9,564
Currency translation during the period	7,225	9,165	(24)	16,366
Balance as of April 2, 2016	$331,562	228,248	692	560,502

Intangible assets subject to amortization, net	$270,979	25,227	5,667	301,873

	Three Months Ended
	April 2, 2016	April 4, 2015
Amortization expense	$9,564	5,106

7. Accounts payable and accrued expenses

Accounts payable and accrued expenses are as follows:

	April 2, 2016	December 31, 2015
Outstanding checks in excess of cash	$12,327	14,023
Accounts payable, trade	751,271	696,974
Accrued expenses	281,278	293,867
Product warranties	37,254	35,516
Accrued interest	7,404	34,623
Accrued compensation and benefits	157,955	181,022
Total accounts payable and accrued expenses	$1,247,489	1,256,025

8. Accumulated other comprehensive income (loss)

The changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended April 2, 2016 are as follows:

	Foreign currency translation adjustments	Pensions (a)	Total
Balance as of December 31, 2015	$(788,652)	(4,916)	(793,568)
Current period other comprehensive income (loss) before reclassifications	120,768	(20)	120,748
Balance as of April 2, 2016	$(667,884)	(4,936)	(672,820)

(a) This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost.

9. Stock-based compensation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The Company did not grant any options for the three months ended April 2, 2016 and April 4, 2015. The Company recognized stock-based compensation costs related to stock options of $10 ($6 net of taxes) and $155 ($98 net of taxes) for the three months ended April 2, 2016 and April 4, 2015, respectively, which has been allocated to cost of sales and selling, general and administrative expenses. Pre-tax unrecognized compensation expense for stock options granted to employees and outside directors, net of estimated forfeitures, was $23 as of April 2, 2016, and will be recognized as expense over a weighted-average period of approximately 0.89 years.

The fair value of the option award is estimated on the date of grant using the Black-Scholes-Merton valuation model. Expected volatility is based on the historical volatility of the Company’s common stock. The Company uses historical data to estimate option exercise and forfeiture rates within the valuation model.

The Company granted 182 RSUs at a weighted-average grant-date fair value of $184.88 per unit for the three months ended April 2, 2016. The Company granted 158 RSUs at a weighted average grant-date fair value of $182.99 per unit for the three months ended April 4, 2015. The Company recognized stock-based compensation costs related to the issuance of RSUs of $9,049 ($5,491 net of taxes) and $8,281 ($5,246 net of taxes) for the three months ended April 2, 2016 and April 4, 2015, respectively, which has been allocated to cost of sales and selling, general and administrative expenses. Pre-tax unrecognized compensation expense for unvested RSUs granted to employees, net of estimated forfeitures, was $45,129 as of April 2, 2016, and will be recognized as expense over a weighted-average period of approximately 2.28 years.

10. Other (income) expense, net

Other (income) expense is as follows:

	Three Months Ended
	April 2, 2016	April 4, 2015
Foreign currency losses (gains), net	$5,042	(457)
All other, net	(1,613)	(626)
Total other expense (income), net	$3,429	(1,083)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended
	April 2, 2016	April 4, 2015
Earnings from continuing operations attributable to Mohawk Industries, Inc.	$171,548	22,346
Accretion of redeemable noncontrolling interest	—	—
Net earnings available to common stockholders	$171,548	22,346

Weighted-average common shares outstanding-basic and diluted:
Weighted-average common shares outstanding—basic	73,976	72,988
Add weighted-average dilutive potential common shares—options to purchase common shares and RSUs, net	514	542
Weighted-average common shares outstanding-diluted	74,490	73,530

Earnings per share from continuing operations attributable to Mohawk Industries, Inc.
Basic	$2.32	0.31
Diluted	$2.30	0.30

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Segment reporting

The Company has three reporting segments: the Global Ceramic segment, the Flooring NA segment and the Flooring ROW segment. The Global Ceramic segment designs, manufactures, sources and markets a broad line of ceramic tile, porcelain tile, natural stone and other products, which it distributes primarily in North America, Europe and Russia through its network of regional distribution centers and Company-operated service centers using company-operated trucks, common carriers or rail transportation. The segment’s product lines are sold through Company-operated service centers, independent distributors, home center retailers, tile and flooring retailers and contractors. The Flooring NA segment designs, manufactures, sources and markets its floor covering product lines, including carpets, rugs, carpet pad, hardwood, laminate and vinyl products, including luxury vinyl tile ("LVT"), which it distributes through its network of regional distribution centers and satellite warehouses using company-operated trucks, common carrier or rail transportation. The segment’s product lines are sold through various selling channels, including independent floor covering retailers, home centers, mass merchandisers, department stores, shop at home, buying groups, commercial dealers and commercial end users. The Flooring ROW segment designs, manufactures, sources, licenses and markets laminate, hardwood flooring, roofing elements, insulation boards, medium-density fiberboard, chipboards, other wood products, sheet vinyl and LVT, which it distributes primarily in Europe and Russia through various selling channels, which include retailers, independent distributors and home centers.

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

Segment information is as follows:

	Three Months Ended
	April 2, 2016	April 4, 2015
Net sales:
Global Ceramic segment	$773,726	719,828
Flooring NA segment	906,364	846,911
Flooring ROW segment	491,956	314,742
Intersegment sales	—	(304)
	$2,172,046	1,881,177
Operating income (loss):
Global Ceramic segment	$99,777	85,327
Flooring NA segment	75,351	(75,192)
Flooring ROW segment	79,537	44,641
Corporate and intersegment eliminations	(8,993)	(11,002)
	$245,672	43,774

	April 2, 2016	December 31, 2015
Assets:
Global Ceramic segment	$3,988,285	3,846,133
Flooring NA segment	3,267,529	3,164,525
Flooring ROW segment	2,926,959	2,805,246
Corporate and intersegment eliminations	109,542	118,496
	$10,292,315	9,934,400

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

The Company remains a defendant in one case involving an individual purchaser of polyurethane foam products not sold by the Company. This sole remaining case is scheduled for trial to begin in November 2016. The parties are involved in the early stages of fact discovery for that case, but the amount of the damages has not yet been specified by the plaintiff. In addition to as yet unspecified actual damages, the plaintiff also seeks attorney fees and costs, pre-judgment and post-judgment interest, and injunctive relief.

In December 2011, the Company was named as a defendant in a Canadian Class action, Hi! Neighbor Floor Covering Co. Limited v. Hickory Springs Manufacturing Company, et al., filed in the Superior Court of Justice of Ontario, Canada and Options Consommateures v. Vitafoam, Inc. et.al., filed in the Superior Court of Justice of Quebec, Montreal, Canada, both of which allege similar claims against the Company as raised in the U.S. actions and seek unspecified damages and punitive damages. On June 12, 2015, the Company entered into an agreement to settle all claims brought by the class of Canadian plaintiffs. The Company denies all allegations of wrongdoing but settled to avoid the uncertainty, risk, expense and distraction of protracted litigation.

During the three months ended April 4, 2015, the Company recorded a $125,000 charge within selling, general and administrative expenses for the settlement and defense of the antitrust cases. With the exception of the single case described above, all other antitrust cases have been finally settled and dismissed. The Company believes that adequate provisions for resolution of the one remaining case have been made. The Company does not believe that the ultimate outcome of the one remaining case will have a material adverse effect on its financial condition.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

met with the Court of First Appeal in Bruges and agreed with the Belgian tax authorities to consolidate and argue the issues regarding the years 2005 and 2009, and apply the ruling to all of the open years (to the extent there are no additional facts/procedural arguments in the other years).

On January 27, 2016, the Court of First Appeal in Bruges, Belgium ruled in favor of the Company with respect to the calendar years ending December 31, 2005 and December 31, 2009. On March 9, 2016, the Belgian tax authority lodged its Notification of Appeal with the Ghent Court of Appeal.

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

Senior Credit Facility and Term Loan

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

On March 26, 2015, the Company amended and restated the 2013 Senior Credit Facility increasing its size from $1,000,000 to $1,800,000 and extending the maturity from September 25, 2018 to March 26, 2020 (as amended and restated, the "2015 Senior Credit Facility"). The 2015 Senior Credit Facility eliminates certain provisions in the 2013 Senior Credit Facility, including those that: (a) accelerated the maturity date to 90 days prior to the maturity of senior notes due in January 2016 if certain specified liquidity levels were not met; and (b) required that certain subsidiaries guarantee the Company's obligations if the Company’s credit ratings fell below investment grade. The 2015 Senior Credit Facility also modified certain negative covenants to provide the Company with additional flexibility, including flexibility to make acquisitions and incur additional indebtedness. On March 1, 2016, the Company amended the 2015 Senior Credit Facility to, among other things, carve out from the general limitation on subsidiary indebtedness the issuance of Euro-denominated commercial paper notes by subsidiaries and to extend the maturity date from March 26, 2020 to March 26, 2021 with respect to all but $120,000 of the total amount committed under the 2015 Senior Credit Facility.

At the Company's election, revolving loans under the 2015 Senior Credit Facility bear interest at annual rates equal to either (a) LIBOR for 1, 2, 3 or 6 month periods, as selected by the Company, plus an applicable margin ranging between 1.00% and 1.75% (1.25% as of April 2, 2016), or (b) the higher of the Wells Fargo Bank, National Association prime rate, the Federal Funds rate plus 0.5%, or a monthly LIBOR rate plus 1.0%, plus an applicable margin ranging between 0.00% and 0.75% (0.25% as of April 2, 2016). The Company also pays a commitment fee to the lenders under the 2015 Senior Credit Facility on the average amount by which the aggregate commitments of the lenders' exceed utilization of the 2015 Senior Credit Facility ranging from 0.10% to 0.225% per annum (0.15% as of April 2, 2016). The applicable margins and the commitment fee are determined based on whichever of the Company's Consolidated Net Leverage Ratio or its senior unsecured debt rating (or if not available, corporate family rating) results in the lower applicable margins and commitment fee (with applicable margins and the commitment fee increasing as that ratio increases or those ratings decline, as applicable).

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Consolidated Interest Coverage Ratio of at least 3.0 to 1.0 and a Consolidated Net Leverage Ratio of no more than 3.75 to 1.0, each as of the last day of any fiscal quarter.

The 2015 Senior Credit Facility also contains customary representations and warranties and events of default, subject to customary grace periods.

Also on March 1, 2016, the Company entered into a three-year, senior, unsecured delayed-draw term loan facility (the “Term Loan Facility”) by and among the Company, Wells Fargo Bank, National Association, as administrative agent, and each of the lenders party thereto. Subject to customary conditions precedent, the Company may borrow up to $200,000 under the Term Loan Facility in no more than two borrowings between March 1, 2016 and September 1, 2016. All amounts borrowed under the Term Loan Facility, together with any unpaid interest owing thereon, will be due and payable on March 1, 2019.

The terms and conditions of the Term Loan Facility, including interest rates charged on any borrowings thereunder and the representations and warranties, financial and other covenants and events of default thereof, are substantially the same as the terms and conditions of the 2015 Senior Credit Facility. All obligations of the Company under the Term Loan Facility are required to be guaranteed by any of the Company’s domestic subsidiaries that are either borrowers or guarantors under the 2015 Senior Credit Facility.

The Company paid financing costs of $532 in connection with the amendment and extension of its 2015 Senior Credit Facility. These costs were deferred and, along with unamortized costs of $9,412 related to the Company’s 2013 Senior Credit Facility, are being amortized over the term of the 2015 Senior Credit Facility. The Company also paid financing costs of $498 in connection with its Term Loan Facility that are being deferred and amortized over the term of the facility.

As of April 2, 2016, amounts utilized under the 2015 Senior Credit Facility included $26,424 of borrowings and $1,381 of standby letters of credit related to various insurance contracts and foreign vendor commitments. The outstanding borrowings of $1,544,855 under the Company's U.S. and European commercial paper programs as of April 2, 2016 reduce the availability of the 2015 Senior Credit Facility. Including commercial paper borrowings, the Company has utilized $1,572,660 under the 2015 Senior Credit Facility resulting in a total of $227,340 available.

The Company did not have any borrowings outstanding as of April 2, 2016 under the Term Loan Facility, leaving $200,000 available.

Commercial Paper

On February 28, 2014, the Company established a U.S. commercial paper program for the issuance of unsecured commercial paper in the United States capital markets. The U.S. commercial paper notes will have maturities ranging from one day to 397 days and will not be subject to voluntary prepayment by the Company or redemption prior to maturity. The U.S. commercial paper notes will rank pari passu with all of the Company's other unsecured and unsubordinated indebtedness. As of April 2, 2016, there was $1,060,690 outstanding under the U.S. commercial paper program.

On July 31, 2015, the Company established a European commercial paper program for the issuance of unsecured commercial paper in the Eurozone capital markets. The European commercial paper notes will have maturities ranging from one day to 183 days and will not be subject to voluntary prepayment by the Company or redemption prior to maturity. The European commercial paper notes will rank pari passu with all of the Company's other unsecured and unsubordinated indebtedness. To the extent that the Company issues European commercial paper notes through a subsidiary, the notes will be fully and unconditionally guaranteed by the Company. As of April 2, 2016, there was $484,165 outstanding under the European commercial paper program.

The Company uses its 2015 Senior Credit Facility as a liquidity backstop for its commercial paper programs. Accordingly, the total amount due and payable under all of the Company's commercial paper programs may not exceed $1,800,000 (or its equivalent in alternative currencies) at any time.

The proceeds from the sale of commercial paper notes will be available for general corporate purposes. The Company used the initial proceeds from the sale of U.S. commercial paper notes to repay borrowings under its 2013 Senior Credit Facility and certain of its industrial revenue bonds. The Company used the initial proceeds from the sale of European commercial paper notes to repay euro-denominated borrowings under its 2015 Senior Credit Facility. As of April 2, 2016, the amount utilized under the commercial paper programs was $1,544,855 with a weighted-average interest rate and maturity period of 0.75% and 23.30 days respectively for the U.S. commercial paper program, and 0.03% and 28.97 days respectively for the European commercial paper program.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Senior Notes

On June 9, 2015, the Company issued €500,000 aggregate principal amount of 2.00% Senior Notes due January 14, 2022. The 2.00% Senior Notes are senior unsecured obligations of the Company and rank pari passu with all of the Company’s existing and future unsecured indebtedness. Interest on the 2.00% Senior Notes is payable annually in cash on January 14 of each year. The Company paid financing costs of $4,218 in connection with the 2.00% Senior Notes. These costs were deferred and are being amortized over the term of the 2.00% Senior Notes.

On January 31, 2013, the Company issued $600,000 aggregate principal amount of 3.85% Senior Notes due February 1, 2023. The 3.85% Senior Notes are senior unsecured obligations of the Company and rank pari passu with all the Company's existing and future unsecured indebtedness. Interest on the 3.85% Senior Notes is payable semi-annually in cash on February 1 and August 1 of each year. The Company paid financing costs of $6,000 in connection with the 3.85% Senior Notes. These costs were deferred and are being amortized over the term of the 3.85% Senior Notes.

On January 17, 2006, the Company issued $900,000 aggregate principal amount of 6.125% Senior Notes due January 15, 2016. During 2014, the Company purchased for cash $254,445 aggregate principal amount of its outstanding 6.125% Senior Notes due January 15, 2016. On January 15, 2016, the Company paid the remaining $645,555 outstanding principal of its 6.125% Senior Notes (plus accrued but unpaid interest) utilizing cash on hand and borrowings under its U.S. commercial paper program.

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

Under the terms of the Securitization Facility, certain subsidiaries of the Company sell at a discount certain of their trade accounts receivable (the “Receivables”) to Mohawk Factoring, LLC (“Factoring”) on a revolving basis. Factoring is a wholly owned, bankruptcy remote subsidiary of the Company, meaning that Factoring is a separate legal entity whose assets are available to satisfy the claims of the creditors of Factoring only, not the creditors of the Company or the Company’s other subsidiaries.  To fund such purchases, Factoring may borrow up to $500,000 based on the amount of eligible Receivables owned by Factoring, and Factoring has granted a security interest in all of such Receivables to the third-party lending group as collateral for such borrowings.  Amounts loaned to Factoring under the Securitization Facility bear interest at commercial paper interest rates, in the case of lenders that are commercial paper conduits, or LIBOR, in the case of lenders that are not commercial paper conduits, in each case, plus an applicable margin of 0.65% per annum. Factoring also pays a commitment fee at a per annum rate of 0.35% on the unused amount of each lender’s commitment. At April 2, 2016, the amount utilized under the Securitization Facility was $500,000.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The fair values and carrying values of our debt instruments are detailed as follows:

	April 2, 2016		December 31, 2015
	Fair Value	Carrying Value	Fair Value	Carrying Value
3.85% Senior Notes, payable February 1, 2023; interest payable semiannually	$617,322	600,000	584,730	600,000
6.125% Senior Notes, payable January 15, 2016; interest payable semiannually	—	—	646,130	645,555
2.00% Senior Notes, payable January 14, 2022; interest payable annually	581,955	569,606	554,209	546,627
U.S. commercial paper	1,060,690	1,060,690	284,800	284,800
European commercial paper	484,165	484,165	472,067	472,067
Five-year senior secured credit facility, due March 26, 2021	26,424	26,424	134,075	134,075
Securitization facility	500,000	500,000	500,000	500,000
Capital leases and other	17,020	17,020	16,805	16,807
Unamortized debt issuance costs	(8,126)	(8,126)	(7,964)	(7,964)
Total debt	3,279,450	3,249,779	3,184,852	3,191,967
Less current portion of long term debt and commercial paper	2,076,179	2,076,179	2,003,578	2,003,003
Long-term debt, less current portion	$1,203,271	1,173,600	1,181,274	1,188,964

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

The Global Ceramic segment designs, manufactures, sources and markets a broad line of ceramic tile, porcelain tile, natural stone and other products, which it distributes primarily in North America, Europe and Russia through its network of regional distribution centers and Company-operated service centers using Company-operated trucks, common carriers or rail transportation. The segment’s product lines are sold through Company-operated service centers, independent distributors, home center retailers, tile and flooring retailers and contractors. The Flooring NA segment designs, manufactures, sources and markets its floor covering product lines, including carpets, rugs, carpet pad, hardwood, laminate and vinyl products, including LVT, which it distributes through its network of regional distribution centers and satellite warehouses using Company-operated trucks, common carrier or rail transportation. The segment’s product lines are sold through various selling channels, including independent floor covering retailers, distributors, home centers, mass merchandisers, department stores, shop at home, buying groups, commercial contractors and commercial end users. The Flooring ROW segment designs, manufactures, sources, licenses and markets laminate, hardwood flooring, roofing elements, insulation boards, medium-density fiberboard, chipboards, other wood products and vinyl products, including LVT, which it distributes primarily in Europe and Russia through various selling channels, which include retailers, independent distributors and home centers.

For the three months ended April 2, 2016, net earnings attributable to the Company were $171.5 million, or diluted earnings per share (“EPS”) of $2.30, compared to the net earnings attributable to the Company of $22.3 million, or diluted EPS of $0.30, for the three months ended April 4, 2015. The increase in diluted EPS for the three months ended April 2, 2016 was primarily attributable to a first quarter 2015 charge of $125 million related to the settlement and defense of the polyurethane foam litigation, increased sales volumes, savings from capital investments and cost reduction initiatives and lower material costs, partially offset by costs associated with investments in new product development, sales personnel, and marketing.

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

Results of Operations

Quarter Ended April 2, 2016, as compared with Quarter Ended April 4, 2015

Net sales

Net sales for the three months ended April 2, 2016 were $2,172.0 million, reflecting an increase of $290.9 million, or 15.5%, from the $1,881.2 million reported for the three months ended April 4, 2015. The increase was primarily attributable to higher sales volume of approximately $318 million, or 17%, which includes sales volume attributable to acquisitions of approximately $243 million and legacy sales of approximately $107 million, offset by the unfavorable impact of fewer shipping days in the first quarter of 2016 of approximately $32 million. The increase in sales volume was partially offset by the net impact of unfavorable foreign exchange rates of approximately $26 million or 1% and the unfavorable net impact of price and product mix of approximately $2 million.

Global Ceramic segment—Net sales increased $53.9 million, or 7.5%, to $773.7 million for the three months ended April 2, 2016, compared to $719.8 million for the three months ended April 4, 2015. The increase was primarily attributable to the increased sales volume of approximately $59 million, or 8%, which includes sales volume attributable to the KAI Group acquisition of approximately $20 million and legacy sales of approximately $49 million, offset by the unfavorable impact of fewer shipping days in the first quarter of 2016 of approximately $10 million. Also contributing to the increase in sales was the favorable net impact of price and product mix of approximately $12 million, or 2%, partially offset by the net impact of unfavorable foreign exchange rates of approximately $17 million, or 2%.

Flooring NA segment—Net sales increased $59.5 million, or 7.0%, to $906.4 million for the three months ended April 2, 2016, compared to $846.9 million for the three months ended April 4, 2015. The increase was primarily attributable to higher sales volume of approximately $69 million, or 8%, which includes sales volume attributable to the IVC Group acquisition of approximately $40 million and legacy sales of approximately $41 million, offset by the unfavorable impact of fewer shipping days in the first quarter of 2016 of approximately $12 million. The increase in sales volume was partially offset by the unfavorable net impact of price and product mix of approximately $10 million, or 1%,

Flooring ROW segment—Net sales increased $177.2 million, or 56.3%, to $492.0 million for the three months ended April 2, 2016, compared to $314.7 million for the three months ended April 4, 2015. The increase was primarily attributable to higher sales volume of approximately $191 million, or 61%, which includes sales volume attributable to the IVC Group and Xtratherm acquisitions of approximately $183 million and legacy sales of approximately $17 million, offset by the unfavorable impact of fewer shipping days in the first quarter of 2016 of approximately $9 million. The increase in sales volume was partially offset by the net impact of unfavorable foreign exchange rates of approximately $9 million, or 3% and the unfavorable net impact of price and product mix of approximately $4 million, or 1%.

Gross profit

Gross profit for the three months ended April 2, 2016 was $639.7 million (29.5% of net sales), an increase of $127.7 million or 25.0%, compared to gross profit of $511.9 million (27.2% of net sales) for the three months ended April 4, 2015. As a percentage of net sales, gross profit increased 230 basis points. The increase in gross profit dollars was primarily attributable to higher sales volume of approximately $89 million due to higher legacy sales and acquisitions, lower material costs of approximately $33 million, savings from capital investments and cost reduction initiatives of approximately $24 million and the favorable impact of lower restructuring, acquisition and integration-related costs of approximately $4 million, partially offset by costs associated with investments in expansion of production capacity of approximately $7 million, the unfavorable net impact of price and product mix of approximately $8 million and the net impact of unfavorable foreign exchange rates of approximately $7 million.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended April 2, 2016 were $394.0 million (18.1% of net sales), a decrease of $74.2 million compared to $468.2 million (24.9% of net sales) for the three months ended April 4, 2015. As a percentage of net sales, selling, general and administrative expenses decreased 680 basis points. The decrease in selling, general and administrative expenses in dollars was primarily attributable to the first quarter 2015 charge of approximately $125 million related to the settlement and defense of the polyurethane foam litigation, savings from capital investments and cost reduction initiatives of approximately $5 million and the favorable impact of foreign exchange rates of approximately $4 million, partially offset by approximately $40 million of costs due to higher sales volumes attributable to higher legacy sales and acquisitions, approximately $17 million of costs associated with investments in new product development, sales personnel, and marketing and increased employee costs of approximately $4 million.

Operating income

Operating income for the three months ended April 2, 2016 was $245.7 million (11.3% of net sales) reflecting an increase of $201.9 million, or 461.2%, compared to operating income of $43.8 million (2.3% of net sales) for the three months ended April 4, 2015. The increase in operating income was primarily attributable to the first quarter 2015 charge of approximately $125 million related to the settlement and defense of the polyurethane foam litigation, increased sales volumes of approximately $49 million due to higher legacy sales and acquisitions, lower material costs of approximately $33 million, savings from capital investments and cost reduction initiatives of approximately $29 million and lower restructuring, acquisition and integration-related costs of approximately $6 million, partially offset by approximately $17 million of costs associated with investments in new product development, sales personnel, and marketing, the unfavorable impact of price and product mix of approximately $9 million, costs associated with investments in expansion of production capacity of approximately $7 million, increased employee costs of approximately $4 million, and the net impact of unfavorable foreign exchange rates of approximately $3 million.

Global Ceramic segment—Operating income was $99.8 million (12.9% of segment net sales) for the three months ended April 2, 2016 reflecting an increase of $14.5 million compared to operating income of $85.3 million (11.9% of segment net sales) for the three months ended April 4, 2015. The increase in operating income was primarily attributable to increased sales volumes of approximately $9 million due to higher legacy sales and acquisitions, and savings from capital investments and cost reduction initiatives of approximately $11 million, partially offset by costs associated with investments in new product development, sales personnel, and marketing of approximately $5 million.

Flooring NA segment—Operating income was $75.4 million (8.3% of segment net sales) for the three months ended April 2, 2016 reflecting an increase of $150.5 million compared to an operating loss of $75.2 million ((8.9)% of segment net sales) for the three months ended April 4, 2015. The increase in operating income was primarily attributable to to the first quarter 2015 charge of approximately $125 million related to the settlement and defense of the polyurethane foam litigation, lower input costs of approximately $25 million, including lower material costs of approximately $29 million, savings from capital investments and cost reduction initiatives of approximately $15 million and increased sales volume of approximately $11 million due to higher legacy sales and acquisitions, partially offset by costs associated with investments in new product development, sales personnel, and marketing of approximately $11 million, the unfavorable net impact of price and product mix of approximately $7 million, and costs associated with investments in expansion of production capacity of approximately $7 million.

Flooring ROW segment—Operating income was $79.5 million (16.2% of segment net sales) for the three months ended April 2, 2016 reflecting an increase of $34.9 million compared to operating income of $44.6 million (14.2% of segment net sales) for the three months ended April 4, 2015. The increase in operating income was primarily attributable to higher sales volumes of approximately $29 million due to higher legacy sales and acquisitions, lower input costs of approximately $6 million, savings from capital investments and cost reduction initiatives of approximately $3 million and lower restructuring, acquisition and integration-related costs of approximately $3 million, partially offset by the net impact of unfavorable foreign exchange rates of approximately $3 million, and the unfavorable net impact of price and product mix of approximately $4 million.

Interest expense

Interest expense was $12.3 million for the three months ended April 2, 2016, reflecting a decrease of $4.1 million compared to interest expense of $16.4 million for the three months ended April 4, 2015. The decrease was primarily attributable to the Company paying the remaining balance of its 6.125% senior notes in January 2016.

Other (income) expense, net

Other expense was $3.4 million for the three months ended April 2, 2016, reflecting an unfavorable change of $4.5 million compared to other income of $1.1 million for the three months ended April 4, 2015. The increase was primarily attributable to the unfavorable impact of foreign exchange rates on transactions.

Income tax expense

For the three months ended April 2, 2016, the Company recorded income tax expense of $57.8 million on earnings from continuing operations before income taxes of $229.9 million for an effective tax rate of 25.1%, as compared to an income tax expense of $5.9 million on earnings from continuing operations before income taxes of $28.4 million, for an effective tax rate of 20.8% for the three months ended April 4, 2015. The difference in the effective tax rate for the comparative period is due to the geographic dispersion of earnings and losses for the periods.

Liquidity and Capital Resources

The Company’s primary capital requirements are for working capital, capital expenditures and acquisitions. The Company’s capital needs are met primarily through a combination of internally generated funds, commercial paper, bank credit lines, term and senior notes and credit terms from suppliers.

Net cash provided by operating activities in the first three months of 2016 was $137.8 million, compared to net cash used in operating activities of $49.6 million in the first three months of 2015. The increase of $187.4 million was primarily attributable to higher earnings driven by the first quarter 2015 charge of $125 million related to the settlement and defense of the polyurethane foam litigation, $27 million of which was accrued at April 4, 2015. The increase in earnings was partially offset by changes in working capital. These changes in working capital reflect normal fluctuations relative to the timing and nature of these transactions.

Net cash used in investing activities in the first three months of 2016 was $140.8 million compared to net cash used in investing activities of $109.1 million in the first three months of 2015. The increase was primarily attributable to increased capital expenditures in the current year. Capital spending during the remainder of 2016 is expected to range from approximately $450 million to $500 million, excluding acquisitions, and is intended to support sales and income growth, promote new product innovations and upgrade the assets of the acquired businesses.

Net cash provided by financing activities in the first three months of 2016 was $13.9 million compared to net cash provided by financing activities of $175.3 million in the first three months of 2015. The change in cash provided by financing is primarily attributable decreased borrowings in the current year.

Senior Credit Facility and Term Loan

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

On March 26, 2015, the Company amended and restated the 2013 Senior Credit Facility increasing its size from $1,000.0 million to $1,800.0 million and extending the maturity from September 25, 2018 to March 26, 2020 (as amended and restated, the "2015 Senior Credit Facility"). The 2015 Senior Credit Facility eliminates certain provisions in the 2013 Senior Credit Facility, including those that: (a) accelerated the maturity date to 90 days prior to the maturity of senior notes due in January 2016 if certain specified liquidity levels were not met; and (b) required that certain subsidiaries guarantee the Company's obligations if the Company’s credit ratings fell below investment grade. The 2015 Senior Credit Facility also modified certain negative covenants to provide the Company with additional flexibility, including the flexibility to make acquisitions and incur additional indebtedness. On March 1, 2016, the Company amended the 2015 Senior Credit Facility to, among other things, carve out from the general limitation on subsidiary indebtedness the issuance of Euro-denominated commercial paper notes by subsidiaries and to extend the maturity date from March 26, 2020 to March 26, 2021 with respect to all but $120.0 million of the total amount committed under the 2015 Senior Credit Facility.

At the Company's election, revolving loans under the 2015 Senior Credit Facility bear interest at annual rates equal to either (a) LIBOR for 1, 2, 3 or 6 month periods, as selected by the Company, plus an applicable margin ranging between 1.00% and 1.75% (1.25% as of April 2, 2016), or (b) the higher of the Wells Fargo Bank, National Association prime rate, the Federal Funds rate plus 0.5%, or a monthly LIBOR rate plus 1.0%, plus an applicable margin ranging between 0.00% and 0.75% (0.25% as of April 2, 2016). The Company also pays a commitment fee to the lenders under the 2015 Senior Credit Facility on the average amount by which the aggregate commitments of the lenders' exceed utilization of the 2015 Senior Credit Facility ranging from 0.10% to 0.225% per annum (0.15% as of April 2, 2016). The applicable margins and the commitment fee are determined based on whichever of the Company's Consolidated Net Leverage Ratio or its senior unsecured debt rating (or if not available, corporate family rating) results in the lower applicable margins and commitment fee (with applicable margins and the commitment fee increasing as that ratio increases or those ratings decline, as applicable).

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

Also on March 1, 2016, the Company entered into a three-year, senior, unsecured delayed-draw term loan facility (the “Term Loan Facility”) by and among the Company, Wells Fargo Bank, National Association, as administrative agent, and each of the lenders party thereto. Subject to customary conditions precedent, the Company may borrow up to $200.0 million under the Term Loan Facility in no more than two borrowings between March 1, 2016 and September 1, 2016. All amounts borrowed under the Term Loan Facility, together with any unpaid interest owing thereon, will be due and payable on March 1, 2019.

The terms and conditions of the Term Loan Facility, including interest rates charged on any borrowings thereunder and the representations and warranties, financial and other covenants and events of default thereof, are substantially the same as the terms and conditions of the 2015 Senior Credit Facility. All obligations of the Company under the Term Loan Facility are required to be guaranteed by any of the Company’s domestic subsidiaries that are either borrowers or guarantors under the 2015 Senior Credit Facility.

The Company paid financing costs of $0.5 million in connection with the amendment and extension of its 2015 Senior Credit Facility. These costs were deferred and, along with unamortized costs of $9.4 million related to the Company’s 2013 Senior Credit Facility, are being amortized over the term of the 2015 Senior Credit Facility. The Company also paid financing costs of $0.5 million in connection with its Term Loan Facility that are being deferred and amortized over the term of the facility.

As of April 2, 2016, amounts utilized under the 2015 Senior Credit Facility included $26.4 million of borrowings and $1.4 million of standby letters of credit related to various insurance contracts and foreign vendor commitments. The outstanding borrowings of $1,544.9 million under the Company's U.S. and European commercial paper programs as of April 2, 2016 reduce the availability of the 2015 Senior Credit Facility. Including commercial paper borrowings, the Company has utilized $1,572.7 million under the 2015 Senior Credit Facility resulting in a total of $227.3 million available.

The Company did not have any borrowings outstanding as of April 2, 2016 under the Term Loan Facility, leaving $200.0 million available.

Commercial Paper

On February 28, 2014, the Company established a U.S. commercial paper program for the issuance of unsecured commercial paper in the United States capital markets. The U.S. commercial paper notes will have maturities ranging from one day to 397 days and will not be subject to voluntary prepayment by the Company or redemption prior to maturity. The U.S. commercial paper notes will rank pari passu with all of the Company's other unsecured and unsubordinated indebtedness. As of April 2, 2016, there was $1,060.7 million outstanding under the U.S. commercial paper program.

On July 31, 2015, the Company established a European commercial paper program for the issuance of unsecured commercial paper in the Eurozone capital markets. The European commercial paper notes will have maturities ranging from one day to 183 days and will not be subject to voluntary prepayment by the Company or redemption prior to maturity. The European commercial paper notes will rank pari passu with all of the Company's other unsecured and unsubordinated indebtedness. To the extent that the Company issues European commercial paper notes through a subsidiary, the notes will be fully and unconditionally guaranteed by the Company. As of April 2, 2016, there was $484.2 million outstanding under the European commercial paper program.

The Company uses its 2015 Senior Credit Facility as a liquidity backstop for its commercial paper programs. Accordingly, the total amount due and payable under all of the Company's commercial paper programs may not exceed $1,800.0 million (or its equivalent in alternative currencies) at any time.

The proceeds from the sale of commercial paper notes will be available for general corporate purposes. The Company used the initial proceeds from the sale of U.S. commercial paper notes to repay borrowings under its 2013 Senior Credit Facility and certain of its industrial revenue bonds. The Company used the initial proceeds from the sale of European commercial paper notes to repay euro-denominated borrowings under its 2015 Senior Credit Facility. As of April 2, 2016, the amount utilized under the commercial paper programs was $1,544.9 million with a weighted-average interest rate and maturity period of 0.75% and 23.30 days respectively for the U.S. commercial paper program, and 0.03% and 28.97 days respectively for the European commercial paper program.

Senior Notes

On June 9, 2015, the Company issued €500.0 million aggregate principal amount of 2.00% Senior Notes due January 14, 2022. The 2.00% Senior Notes are senior unsecured obligations of the Company and rank pari passu with all of the Company’s existing and future unsecured indebtedness. Interest on the 2.00% Senior Notes is payable annually in cash on January 14 of each year. The Company paid financing costs of $4.2 million in connection with the 2.00% Senior Notes. These costs were deferred and are being amortized over the term of the 2.00% Senior Notes.

On January 31, 2013, the Company issued $600.0 million aggregate principal amount of 3.85% Senior Notes due February 1, 2023. The 3.85% Senior Notes are senior unsecured obligations of the Company and rank pari passu with all the Company's existing and future unsecured indebtedness. Interest on the 3.85% Senior Notes is payable semi-annually in cash on February 1 and August 1 of each year. The Company paid financing costs of $6.0 million in connection with the 3.85% Senior Notes. These costs were deferred and are being amortized over the term of the 3.85% Senior Notes.

On January 17, 2006, the Company issued $900.0 million aggregate principal amount of 6.125% Senior Notes due January 15, 2016. During 2014, the Company purchased for cash $254.4 million aggregate principal amount of its outstanding 6.125% Senior Notes due January 15, 2016. On January 15, 2016, the Company paid the remaining $645.6 million outstanding principal of its 6.125% Senior Notes (plus accrued but unpaid interest) utilizing cash on hand and borrowings under its U.S. commercial paper program.

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

Under the terms of the Securitization Facility, certain subsidiaries of the Company sell at a discount certain of their trade accounts receivable (the “Receivables”) to Mohawk Factoring, LLC (“Factoring”) on a revolving basis. Factoring is a wholly owned, bankruptcy remote subsidiary of the Company, meaning that Factoring is a separate legal entity whose assets are available to satisfy the claims of the creditors of Factoring only, not the creditors of the Company or the Company’s other subsidiaries.  To fund such purchases, Factoring may borrow up to $500.0 million based on the amount of eligible Receivables owned by Factoring, and Factoring has granted a security interest in all of such Receivables to the third-party lending group as collateral for such borrowings.  Amounts loaned to Factoring under the Securitization Facility bear interest at commercial paper interest rates, in the case of lenders that are commercial paper conduits, or LIBOR, in the case of lenders that are not commercial paper conduits, in each case, plus an applicable margin of 0.65% per annum. Factoring also pays a commitment fee at a per annum rate of 0.35% on the unused amount of each lender’s commitment. At April 2, 2016, the amount utilized under the Securitization Facility was $500,000.

The Company may continue, from time to time, to retire its outstanding debt through cash purchases in the open market, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amount involved may be material.

As of April 2, 2016, the Company had cash of $98.3 million, of which $72.2 million was held outside the United States. While the Company’s plans are to permanently reinvest the cash held outside the United States, the estimated cost of repatriation for the cash as of April 2, 2016 was approximately $25.3 million. The Company believes that its cash and cash equivalents on hand, cash generated from operations and availability under its existing credit facilities will be sufficient to meet its capital expenditure, working capital and debt servicing requirements over the next twelve months.

Contractual Obligations

There have been no significant changes to the Company’s contractual obligations as disclosed in the Company’s 2015 Annual Report filed on Form 10-K.

Critical Accounting Policies and Estimates

There have been no significant changes to the Company’s critical accounting policies and estimates during the period. The Company’s critical accounting policies and estimates are described in its 2015 Annual Report filed on Form 10-K.

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

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of April 2, 2016.

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

Forward-Looking Information

Certain of the statements in this Form 10-Q, particularly those anticipating future performance, business prospects, growth and operating strategies, and similar matters, and those that include the words “could,” “should,” “believes,” “anticipates,” “expects” and “estimates” or similar expressions constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For those statements, Mohawk claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. There can be no assurance that the forward-looking statements will be accurate because they are based on many assumptions, which involve risks and uncertainties. The following important factors could cause future results to differ: changes in economic or industry conditions; competition; inflation and deflation in raw material prices and other input costs; inflation and deflation in consumer markets; energy costs and supply; timing and level of capital expenditures; timing and implementation of price increases for the Company’s products; impairment charges; ability to identify attractive acquisition targets; ability to successfully complete and integrate acquisitions; international operations; changes in foreign exchange rates; introduction of new products; rationalization of operations; tax, product and other claims; litigation; and other risks identified in Mohawk’s SEC reports and public announcements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of April 2, 2016, approximately 64% of the Company's debt portfolio was comprised of fixed-rate debt and 36% was floating-rate debt. A 1.0 percentage point change in the interest rate of the floating-rate debt would not have a material impact on the Company's results of operations. There have been no other significant changes to the Company’s exposure to market risk as disclosed in the Company’s 2015 Annual Report filed on Form 10-K.

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

The Company remains a defendant in one case involving an individual purchaser of polyurethane foam products not sold by the Company. This sole remaining case is scheduled for trial to begin in November 2016. The parties are involved in the early stages of fact discovery for that case, but the amount of the damages has not yet been specified by the plaintiff. In addition to as yet unspecified actual damages, the plaintiff also seeks attorney fees and costs, pre-judgment and post-judgment interest, and injunctive relief.

In December 2011, the Company was named as a defendant in a Canadian Class action, Hi! Neighbor Floor Covering Co. Limited v. Hickory Springs Manufacturing Company, et al., filed in the Superior Court of Justice of Ontario, Canada and Options Consommateures v. Vitafoam, Inc. et.al., filed in the Superior Court of Justice of Quebec, Montreal, Canada, both of which allege similar claims against the Company as raised in the U.S. actions and seek unspecified damages and punitive damages. On June 12, 2015, the Company entered into an agreement to settle all claims brought by the class of Canadian plaintiffs. The Company continues denies all allegations of wrongdoing but settled to avoid the uncertainty, risk, expense and distraction of protracted litigation.

During the three months ended April 4, 2015, the Company recorded a $125.0 million charge within selling, general and administrative expenses for the settlement and defense of the antitrust cases. With the exception of the single case described above, all other antitrust cases have been finally settled and dismissed. The Company believes that adequate provisions for resolution of the one remaining case have been made. The Company does not believe that the ultimate outcome of the one remaining case will have a material adverse effect on its financial condition.

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

On January 27, 2016, the Court of First Appeal in Bruges, Belgium ruled in favor of the Company with respect to the calendar years ending December 31, 2005 and December 31, 2009. On March 9, 2016 the Belgian tax authority lodged its Notification of Appeal with the Ghent Court of Appeal.

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

There have been no material changes in the Company's risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2015. The risk factors disclosed in our Annual Report on Form 10-K, in addition to the other information set forth in this report, could materially affect our business, financial condition or results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

No.	Description

10.1*
Term Loan Agreement, dated as of March 1, 2016, by and among the Company, as borrower, Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto (Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 4, 2016).

10.2*
Amendment No. 1 to Amended and Restated Credit Facility, dated as of March 1, 2016, by and among the Company and certain of its subsidiaries, as borrowers, Wells Fargo Bank, National Association, as administrative agent, swing line lender, and an L/C issuer, and the other lenders party thereto (Incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 4, 2016).

31.1	Certification Pursuant to Rule 13a-14(a).
31.2	Certification Pursuant to Rule 13a-14(a).
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates exhibit incorporated by reference

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOHAWK INDUSTRIES, INC.
(Registrant)

Dated:	May 6, 2016	By:	/s/ Jeffrey S. Lorberbaum
JEFFREY S. LORBERBAUM
Chairman and Chief Executive Officer
(principal executive officer)

Dated:	May 6, 2016	By:	/s/ Frank H. Boykin
FRANK H. BOYKIN
Chief Financial Officer
(principal financial officer)