Form 10-Q
period 2016-07-02
MOHAWK INDUSTRIES INC
filed 2016-08-05
CIK 851968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________
[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s common stock as of August 2, 2016, the latest practicable date, is as follows: 74,153,400 shares of common stock, $.01 par value.

MOHAWK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

 MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	July 2, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$112,049	81,692
Receivables, net	1,448,898	1,257,505
Inventories	1,660,131	1,607,256
Prepaid expenses	259,246	258,633
Other current assets	38,879	44,886
Total current assets	3,519,203	3,249,972
Property, plant and equipment	6,007,209	5,783,257
Less: accumulated depreciation	2,763,371	2,636,139
Property, plant and equipment, net	3,243,838	3,147,118
Goodwill	2,322,735	2,293,365
Tradenames	643,762	632,349
Other intangible assets subject to amortization, net	286,561	304,192
Deferred income taxes and other non-current assets	296,732	307,404
	$10,312,831	9,934,400

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and commercial paper	$1,795,584	2,003,003
Accounts payable and accrued expenses	1,334,150	1,256,025
Total current liabilities	3,129,734	3,259,028
Deferred income taxes	402,632	388,130
Long-term debt, less current portion	1,160,700	1,188,964
Other long-term liabilities	210,499	215,463
Total liabilities	4,903,565	5,051,585
Commitments and contingencies (Note 13)
Redeemable noncontrolling interest	23,683	21,952
Stockholders’ equity:
Preferred stock, $.01 par value; 60 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 150,000 shares authorized; 81,503 and 81,280 shares issued in 2016 and 2015, respectively	815	813
Additional paid-in capital	1,779,933	1,760,016
Retained earnings	4,529,441	4,102,707
Accumulated other comprehensive loss	(715,861)	(793,568)
	5,594,328	5,069,968
Less treasury stock at cost; 7,351 shares in 2016 and 2015	215,786	215,795
Total Mohawk Industries, Inc. stockholders' equity	5,378,542	4,854,173
Nonredeemable noncontrolling interest	7,041	6,690
Total stockholders' equity	5,385,583	4,860,863
	$10,312,831	9,934,400
See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net sales	$2,310,336	2,041,733	4,482,382	3,922,910
Cost of sales	1,554,748	1,426,604	3,087,115	2,795,838
Gross profit	755,588	615,129	1,395,267	1,127,072
Selling, general and administrative expenses	404,896	359,313	798,903	827,482
Operating income	350,692	255,816	596,364	299,590
Interest expense	10,351	16,838	22,652	33,287
Other (income) expense, net	(5,807)	2,928	(2,378)	1,845
Earnings before income taxes	346,148	236,050	576,090	264,458
Income tax expense	90,034	49,276	147,859	55,180
Net earnings including noncontrolling interests	256,114	186,774	428,231	209,278
Net income attributable to noncontrolling interests	926	282	1,495	440
Net earnings attributable to Mohawk Industries, Inc.	$255,188	186,492	426,736	208,838

Basic earnings per share attributable to Mohawk Industries, Inc.
Basic earnings per share attributable to Mohawk Industries, Inc.	$3.44	2.54	5.76	2.85
Weighted-average common shares outstanding—basic	74,123	73,264	74,049	73,123

Diluted earnings per share attributable to Mohawk Industries, Inc.
Diluted earnings per share attributable to Mohawk Industries, Inc.	$3.42	2.53	5.73	2.83
Weighted-average common shares outstanding—diluted	74,574	73,756	74,526	73,644
See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net earnings including noncontrolling interests	$256,114	186,774	428,231	209,278
Other comprehensive income (loss):
Foreign currency translation adjustments	(43,054)	29,826	77,714	(196,333)
Pension prior service cost and actuarial (loss) gain	13	(4)	(7)	82
Other comprehensive income (loss)	(43,041)	29,822	77,707	(196,251)
Comprehensive income (loss)	213,073	216,596	505,938	13,027
Comprehensive income attributable to noncontrolling interests	926	282	1,495	440
Comprehensive income attributable to Mohawk Industries, Inc.	$212,147	216,314	504,443	12,587
See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	July 2, 2016	July 4, 2015
Cash flows from operating activities:
Net earnings	$428,231	209,278
Adjustments to reconcile net earnings to net cash provided by operating activities:
Restructuring	9,524	13,818
Depreciation and amortization	201,408	173,667
Deferred income taxes	17,375	(12,700)
(Gain) loss on disposal of property, plant and equipment	(2,421)	486
Stock-based compensation expense	23,547	16,196
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	(201,249)	(180,936)
Inventories	(41,305)	37,446
Accounts payable and accrued expenses	76,188	81,727
Other assets and prepaid expenses	53,101	(58,250)
Other liabilities	(15,019)	(13,213)
Net cash provided by operating activities	549,380	267,519
Cash flows from investing activities:
Additions to property, plant and equipment	(276,914)	(228,422)
Acquisitions, net of cash acquired	—	(1,191,283)
Net cash used in investing activities	(276,914)	(1,419,705)
Cash flows from financing activities:
Payments on Senior Credit Facilities	(278,879)	(339,264)
Proceeds from Senior Credit Facilities	266,534	756,327
Payments on Commercial Paper	(13,888,260)	(9,081,800)
Proceeds from Commercial Paper	14,294,098	9,321,200
Repayment of senior notes	(645,555)	—
Proceeds from 2.00% Senior Notes	—	564,653
Payments of acquired debt and other financings	—	(355)
Debt issuance costs	(1,086)	(6,867)
Change in outstanding checks in excess of cash	(3,981)	5,737
Proceeds and net tax benefit from stock transactions	7,821	9,509
Net cash (used in) provided by financing activities	(249,308)	1,229,140
Effect of exchange rate changes on cash and cash equivalents	7,199	(3,744)
Net change in cash and cash equivalents	30,357	73,210
Cash and cash equivalents, beginning of period	81,692	97,877
Cash and cash equivalents, end of period	$112,049	171,087

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

Hedges of Net Investments in Non-U.S. Operations

The Company has numerous investments outside the United States. The net assets of these subsidiaries are exposed to changes and volatility in currency exchange rates. The Company uses foreign currency denominated debt to hedge some of its non-U.S. net investments against adverse movements in exchange rates. The gains and losses on the Company's net investments in its non-U.S. operations are partially economically offset by losses and gains on its foreign currency borrowings. The Company designated its €500,000 2.00% Senior Notes borrowing as a net investment hedge of a portion of its European operations. For the six months ended July 2, 2016, the change in the U.S. dollar value of the Company's euro denominated debt was a decrease of $7,674 ($4,796 net of taxes), which is recorded in the foreign currency translation adjustment component of other comprehensive income (loss). The decrease in the U.S. dollar value of the Company's debt partially offsets the euro-to-dollar translation of the Company's net investment in its European operations.

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

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. This update changes the measurement principle for inventory for entities using FIFO or average cost from the lower of cost or market to lower of cost and net realizable value. Entities that measure inventory using LIFO or the retail inventory method are not affected. This update will more closely align the accounting for inventory under U.S. GAAP with IFRS. The new guidance is effective for annual reporting periods beginning after December 15, 2016 including interim periods within that reporting period and early adoption is permitted. The Company currently accounts for inventory using the FIFO method. Accordingly, the Company plans to adopt the provisions of this update at the beginning of fiscal year 2017. This update is not expected to have a material impact on the Company's consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of credit losses on financial instruments. Topic 326 amends guidance on reporting credit losses by replacing the current incurred loss model with a forward-looking expected loss model. Current accounting delays the recognition of credit losses until it is probable a loss has been incurred. The update will require a financial asset measured at amortized cost to be presented at the net amount expected to be collected by means of an allowance for credit losses that runs through net income. ASU 2016-13 is effective for annual and interim reporting periods beginning after December 15, 2019. Early adoption is permitted beginning after December 15, 2018. The Company plans to adopt the provisions of this update at the beginning of fiscal year 2020, and is currently assessing the impact on its consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Acquisitions

IVC Group
On January 13, 2015, the Company entered into a share purchase agreement (the “Share Purchase Agreement”) with Enterhold S.A., a Luxembourg societe anonyme (the “Seller”), to acquire all of the outstanding shares of International Flooring Systems S.A., a Luxembourg societe anonyme, and its subsidiaries (collectively, the “IVC Group”). The IVC Group is a global manufacturer, distributor and marketer of LVT and sheet vinyl. On June 12, 2015, pursuant to the terms of the Share Purchase Agreement, the Company completed the acquisition of IVC Group for  $1,146,437. The results of the IVC Group's operations have been included in the consolidated financial statements since that date in the Flooring NA and the Flooring ROW segments. The IVC Group acquisition positions the Company as a major participant in both the fast growing LVT category and the expanding fiberglass sheet vinyl business.
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

KAI Group

On May 12, 2015, the Company purchased approximately 90% of all outstanding shares of Advent KAI Luxembourg Holdings S.a r.l., a societe a respsonsabilite limitee, and its subsidiaries (collectively, the "KAI Group"), an eastern European ceramic tile manufacturer. The Company completed the acquisition of the KAI Group for $194,613. The results of the KAI Group's operations have been included in the consolidated financial statements since the date of acquisition in the Global Ceramic segment. The KAI Group has a low cost position in the Bulgarian and Romanian markets. The combination with the Company presents opportunities to enhance the group's product offering, upgrade its technology and expand its exports to other countries. The remaining 10% ownership interest in the KAI Group is controlled by a third party. The 10% interest is subject to redemption provisions that are not solely within the Company’s control and therefore is recorded as a redeemable noncontrolling interest in the mezzanine section of the balance sheet for $23,683 as of July 2, 2016. Pursuant to the share purchase agreement, the Company (i) acquired approximately 90% of the issued share capital of the KAI Group and (ii) acquired $24 of indebtedness of the KAI Group, in exchange for a cash payment of $169,540 and debt paid of $25,073.

The Company accounted for the acquisitions of the IVC Group and the KAI Group (together, the “Acquisitions”) using the acquisition method of accounting, with the Company as the acquirer of the IVC Group and the KAI Group. The combined consideration transferred of $1,341,050, including debt paid and shares issued, was determined in accordance with the respective share purchase agreements. The consideration transferred is allocated to tangible and intangible assets and liabilities based upon their respective fair values.

The following table summarizes the acquisition-date fair value of the consideration transferred for the Acquisitions and the estimated fair value of the consideration transferred to assets acquired and liabilities assumed as of the date of the Acquisitions, and the final allocation of the aggregate purchase price of the IVC Group and the KAI Group acquisitions to the estimated fair values of the tangible and identifiable intangible assets acquired and liabilities assumed (in thousands):

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

Xtratherm

On December 7, 2015, the Company completed its purchase of Xtratherm Limited, an Irish company, and certain of its affiliates (collectively, "Xtratherm"). Xtratherm manufactures insulation boards in Ireland, the UK and Belgium. The total value of the acquisition was $158,851. The Xtratherm acquisition expands the Company's existing insulation board footprint to include Ireland, the UK and Belgium while capitalizing on expanded product offerings in Belgium. The acquisition's results and purchase price allocation have been included in the consolidated financial statements since the date of the acquisition. The Company's acquisition of Xtratherm resulted in a preliminary goodwill allocation of $33,307, indefinite-lived trademark intangible assets of $4,681 and intangible assets subject to amortization of $39,784. The goodwill is not expected to be deductible for tax purposes. The factors contributing to the recognition of the amount of goodwill include the opportunity to optimize the assets of Xtratherm with the Company's existing insulation assets. The Xtratherm results are reflected in the Flooring ROW segment.

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

Restructuring, acquisition transaction and integration-related costs consisted of the following during the three and six months ended July 2, 2016 and July 4, 2015:

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Cost of sales
Restructuring costs (a)	$2,798	10,463	7,824	20,307
Acquisition integration-related costs	(20)	1,878	802	2,010
Restructuring and integration-related costs	$2,778	12,341	8,626	22,317

Selling, general and administrative expenses
Restructuring costs (a)	$1,473	(92)	1,700	1,081
Acquisition transaction-related costs	—	3,701	—	4,678
Acquisition integration-related costs	1,769	2,535	2,736	2,938
Restructuring, acquisition and integration-related costs	$3,242	6,144	4,436	8,697

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

The restructuring activity for the six months ended July 2, 2016 is as follows:

	Asset write-downs	Severance	Other restructuring costs	Total
Balance as of December 31, 2015	$—	8,965	1,065	10,030
Provision - Global Ceramic segment	795	—	106	901
Provision - Flooring NA segment	1,158	—	8,237	9,395
Provision - Flooring ROW segment	226	1,184	(2,182)	(772)
Cash payments	—	(7,102)	2,252	(4,850)
Non-cash items	(2,179)	60	(823)	(2,942)
Balance as of July 2, 2016	$—	3,107	8,655	11,762

The Company expects the remaining severance and other restructuring costs to be paid over the next year.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Receivables, net

Receivables, net are as follows:

	July 2, 2016	December 31, 2015
Customers, trade	$1,466,004	1,243,533
Income tax receivable	10,033	21,835
Other	56,074	71,084
	1,532,111	1,336,452
Less: allowance for discounts, returns, claims and doubtful accounts	83,213	78,947
Receivables, net	$1,448,898	1,257,505

5. Inventories

The components of inventories are as follows:

	July 2, 2016	December 31, 2015
Finished goods	$1,107,494	1,083,012
Work in process	136,812	137,186
Raw materials	415,825	387,058
Total inventories	$1,660,131	1,607,256

6. Goodwill and intangible assets

The components of goodwill and other intangible assets are as follows:

Goodwill:

	Global Ceramic segment	Flooring NA segment	Flooring ROW segment	Total
Balance as of December 31, 2015
Goodwill	$1,472,757	867,916	1,280,117	3,620,790
Accumulated impairment losses	(531,930)	(343,054)	(452,441)	(1,327,425)
	$940,827	524,862	827,676	2,293,365

Goodwill recognized or adjusted during the period	$—	1,848	1,158	3,006
Currency translation during the period	10,940	—	15,424	26,364

Balance as of July 2, 2016
Goodwill	1,483,697	869,764	1,296,699	3,650,160
Accumulated impairment losses	(531,930)	(343,054)	(452,441)	(1,327,425)
	$951,767	526,710	844,258	2,322,735

Intangible assets not subject to amortization:

Tradenames
Balance as of December 31, 2015	$632,349
Currency translation during the period	11,413
Balance as of July 2, 2016	$643,762

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Intangible assets subject to amortization:

Gross carrying amounts:	Customer relationships	Patents	Other	Total
Balance as of December 31, 2015	$588,716	243,258	6,790	838,764
Intangible assets recognized or adjusted during the period	—	—	—	—
Currency translation during the period	3,566	4,580	(726)	7,420
Balance as of July 2, 2016	$592,282	247,838	6,064	846,184

Accumulated amortization:	Customer relationships	Patents	Other	Total
Balance as of December 31, 2015	$317,593	216,273	706	534,572
Amortization during the period	13,419	5,623	16	19,058
Currency translation during the period	2,126	4,064	(197)	5,993
Balance as of July 2, 2016	$333,138	225,960	525	559,623

Intangible assets subject to amortization, net	$259,144	21,878	5,539	286,561

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Amortization expense	$9,494	6,264	19,058	11,370

7. Accounts payable and accrued expenses

Accounts payable and accrued expenses are as follows:

	July 2, 2016	December 31, 2015
Outstanding checks in excess of cash	$10,044	14,023
Accounts payable, trade	782,051	696,974
Accrued expenses	314,358	293,867
Product warranties	36,754	35,516
Accrued interest	15,011	34,623
Accrued compensation and benefits	175,932	181,022
Total accounts payable and accrued expenses	$1,334,150	1,256,025

8. Accumulated other comprehensive income (loss)

The changes in accumulated other comprehensive income (loss) by component, net of tax, for the six months ended July 2, 2016 are as follows:

	Foreign currency translation adjustments	Pensions (a)	Total
Balance as of December 31, 2015	$(788,652)	(4,916)	(793,568)
Current period other comprehensive income (loss) before reclassifications	77,714	(7)	77,707
Balance as of July 2, 2016	$(710,938)	(4,923)	(715,861)

(a) This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The Company did not grant any options for the three and six months ended July 2, 2016 and July 4, 2015. The Company recognized stock-based compensation costs related to stock options of $17 ($10 net of taxes) and $18 ($11 net of taxes) for the three months ended July 2, 2016 and July 4, 2015, respectively, which has been allocated to cost of sales and selling, general and administrative expenses. The Company recognized stock-based compensation costs related to stock options of $27 ($16 net of taxes) and $173 ($109 net of taxes) for the six months ended July 2, 2016 and July 4, 2015, respectively, which has been allocated to cost of sales and selling, general and administrative expenses. Pre-tax unrecognized compensation expense for stock options granted to employees and outside directors, net of estimated forfeitures, was $17 as of July 2, 2016, and will be recognized as expense over a weighted-average period of approximately 0.64 years.

The fair value of the option award is estimated on the date of grant using the Black-Scholes-Merton valuation model. Expected volatility is based on the historical volatility of the Company’s common stock. The Company uses historical data to estimate option exercise and forfeiture rates within the valuation model.

The Company did not grant any RSUs for the three months ended July 2, 2016. The Company granted 182 RSUs at a weighted average grant-date fair value of $184.88 for the six months ended July 2, 2016. The Company granted 85 RSUs at a weighted average grant-date fair value of $190.62 per unit for the three months ended July 4, 2015. The Company granted 243 RSUs at a weighted average grant-date fair value of $185.66 for the six months ended July 4, 2015. The Company recognized stock-based compensation costs related to the issuance of RSUs of $14,470 ($8,780 net of taxes) and $7,742 ($5,177 net of taxes) for the three months ended July 2, 2016 and July 4, 2015, respectively, which has been allocated to cost of sales and selling, general and administrative expenses. The Company recognized stock-based compensation costs related to the issuance of RSUs of $23,520 ($14,271 net of taxes) and $16,023 ($10,423 net of taxes) for the six months ended July 2, 2016 and July 4, 2015, respectively, which has been allocated to cost of sales and selling, general and administrative expenses. Pre-tax unrecognized compensation expense for unvested RSUs granted to employees, net of estimated forfeitures, was $39,313 as of July 2, 2016, and will be recognized as expense over a weighted-average period of approximately 2.03 years.

10. Other (income) expense, net

Other (income) expense is as follows:

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Foreign currency losses (gains), net	$(1,665)	3,537	3,377	3,080
All other, net	(4,142)	(609)	(5,755)	(1,235)
Total other expense (income), net	$(5,807)	2,928	(2,378)	1,845

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net earnings attributable to Mohawk Industries, Inc.	$255,188	186,492	426,736	208,838
Accretion of redeemable noncontrolling interest	—	(160)	—	(160)
Net earnings available to common stockholders	$255,188	186,332	426,736	208,678

Weighted-average common shares outstanding-basic and diluted:
Weighted-average common shares outstanding—basic	74,123	73,264	74,049	73,123
Add weighted-average dilutive potential common shares—options to purchase common shares and RSUs, net	451	492	477	521
Weighted-average common shares outstanding-diluted	74,574	73,756	74,526	73,644

Earnings per share attributable to Mohawk Industries, Inc.
Basic	$3.44	2.54	5.76	2.85
Diluted	$3.42	2.53	5.73	2.83

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Segment information is as follows:

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net sales:
Global Ceramic segment	$829,794	789,802	1,603,520	1,509,630
Flooring NA segment	980,693	920,337	1,887,057	1,767,248
Flooring ROW segment	499,849	331,622	991,805	646,364
Intersegment sales	—	(28)	—	(332)
	$2,310,336	2,041,733	4,482,382	3,922,910
Operating income (loss):
Global Ceramic segment	$140,606	121,189	240,383	206,516
Flooring NA segment	118,946	95,143	194,297	19,951
Flooring ROW segment	101,062	53,052	180,599	97,693
Corporate and intersegment eliminations	(9,922)	(13,568)	(18,915)	(24,570)
	$350,692	255,816	596,364	299,590

	July 2, 2016	December 31, 2015
Assets:
Global Ceramic segment	$4,054,351	3,846,133
Flooring NA segment	3,316,048	3,164,525
Flooring ROW segment	2,835,497	2,805,246
Corporate and intersegment eliminations	106,935	118,496
	$10,312,831	9,934,400

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

On March 23, 2015, the Company entered into an agreement to settle all claims brought by the class of direct purchasers, and the trial court entered an order granting approval of this settlement on November 19, 2015. On April 30, 2015, the Company entered into an agreement to settle all claims brought by the class of indirect purchasers, and the trial court entered an order granting approval of this settlement on January 27, 2016. Following approval by the trial court, certain individual members of the indirect purchaser class sought to overturn the approval through an appeal to the Sixth Circuit of Appeals. As of June 21, 2016, all of these appeals have been dismissed, provided that one request to reconsider remains pending. As of June 21, 2016, the Company has also entered into settlement agreements resolving all of the claims brought on behalf of all of the consolidated individual lawsuits.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company denies all allegations of wrongdoing but settled the class actions and individual lawsuits to avoid the uncertainty, risk, expense and distraction of protracted litigation.

In December 2011, the Company was named as a defendant in a Canadian Class action, which alleged similar claims against the Company as raised in the U.S. actions. On June 12, 2015, the Company entered into an agreement to settle all claims brought by the class of Canadian plaintiffs. The Company denies all allegations of wrongdoing but settled to avoid the uncertainty, risk, expense and distraction of protracted litigation.

During the six months ended July 4, 2015, the Company recorded a $125,000 charge within selling, general and administrative expenses for the settlement and defense of the antitrust cases. All of the antitrust cases have now been finally settled and with the exception of the single issue pending on appeal in the indirect purchaser class case, all consolidated cases have been dismissed. The Company does not believe that the ultimate outcome of the one remaining issue in the indirect purchaser case will have a material adverse effect on its financial condition.

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

The Company disagrees with the views of the Belgian tax authority on this matter and will persist in its vigorous defense. Nevertheless, on May 24, 2016, the tax collector representing the Belgian tax authorities imposed a lien on the Company's properties in Wielsbeke (Ooigemstraat and Breestraat), Oostrozebeke (Ingelmunstersteenweg) and Desselgem (Waregemstraat) included in the Flooring ROW segment. The purpose of the lien is to provide security for payment should the Belgian tax authority prevail on its appeal. The lien does not interfere with the Company's operations at these properties.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

At the Company's election, revolving loans under the 2015 Senior Credit Facility bear interest at annual rates equal to either (a) LIBOR for 1, 2, 3 or 6 month periods, as selected by the Company, plus an applicable margin ranging between 1.00% and 1.75% (1.25% as of July 2, 2016), or (b) the higher of the Wells Fargo Bank, National Association prime rate, the Federal Funds rate plus 0.5%, or a monthly LIBOR rate plus 1.0%, plus an applicable margin ranging between 0.00% and 0.75% (0.25% as of July 2, 2016). The Company also pays a commitment fee to the lenders under the 2015 Senior Credit Facility on the average amount by which the aggregate commitments of the lenders' exceed utilization of the 2015 Senior Credit Facility ranging from 0.10% to 0.225% per annum (0.15% as of July 2, 2016). The applicable margins and the commitment fee are determined based on whichever of the Company's Consolidated Net Leverage Ratio or its senior unsecured debt rating (or if not available, corporate family rating) results in the lower applicable margins and commitment fee (with applicable margins and the commitment fee increasing as that ratio increases or those ratings decline, as applicable).

The obligations of the Company and its subsidiaries in respect of the 2015 Senior Credit Facility are unsecured.

The 2015 Senior Credit Facility includes certain affirmative and negative covenants that impose restrictions on the Company's financial and business operations, including limitations on liens, subsidiary indebtedness, fundamental changes, asset dispositions, dividends and other similar restricted payments, transactions with affiliates, future negative pledges, and changes in the nature of the Company's business. The Company is also required to maintain a Consolidated Interest Coverage Ratio of at least 3.0 to 1.0 and a Consolidated Net Leverage Ratio of no more than 3.75 to 1.0, each as of the last day of any fiscal quarter. The limitations contain customary exceptions or, in certain cases, do not apply as long as the Company is in compliance with the financial ratio requirements and is not otherwise in default.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company paid financing costs of $532 in connection with the amendment and extension of its 2015 Senior Credit Facility. These costs were deferred and, along with unamortized costs of $9,412 related to the Company’s 2013 Senior Credit Facility, are being amortized over the term of the 2015 Senior Credit Facility. The Company also paid financing costs of $553 in connection with its Term Loan Facility that are being deferred and amortized over the term of the facility.

As of July 2, 2016, amounts utilized under the 2015 Senior Credit Facility included $124,673 of borrowings and $1,381 of standby letters of credit related to various insurance contracts and foreign vendor commitments. The outstanding borrowings of $1,169,240 under the Company's U.S. and European commercial paper programs as of July 2, 2016 reduce the availability of the 2015 Senior Credit Facility. Including commercial paper borrowings, the Company has utilized $1,295,294 under the 2015 Senior Credit Facility resulting in a total of $504,706 available.

The Company did not have any borrowings outstanding as of July 2, 2016 under the Term Loan Facility, leaving $200,000 available.

Commercial Paper

On February 28, 2014, the Company established a U.S. commercial paper program for the issuance of unsecured commercial paper in the United States capital markets. The U.S. commercial paper notes will have maturities ranging from one day to 397 days and will not be subject to voluntary prepayment by the Company or redemption prior to maturity. The U.S. commercial paper notes will rank pari passu with all of the Company's other unsecured and unsubordinated indebtedness. As of July 2, 2016, there was $575,500 outstanding under the U.S. commercial paper program.

On July 31, 2015, the Company established a European commercial paper program for the issuance of unsecured commercial paper in the Eurozone capital markets. The European commercial paper notes will have maturities ranging from one day to 183 days and will not be subject to voluntary prepayment by the Company or redemption prior to maturity. The European commercial paper notes will rank pari passu with all of the Company's other unsecured and unsubordinated indebtedness. To the extent that the Company issues European commercial paper notes through a subsidiary, the notes will be fully and unconditionally guaranteed by the Company. As of July 2, 2016, the euro equivalent of $593,740 was outstanding under the European commercial paper program.

The Company uses its 2015 Senior Credit Facility as a liquidity backstop for its commercial paper programs. Accordingly, the total amount due and payable under all of the Company's commercial paper programs may not exceed $1,800,000 (or its equivalent in alternative currencies) at any time.

The proceeds from the sale of commercial paper notes will be available for general corporate purposes. The Company used the initial proceeds from the sale of U.S. commercial paper notes to repay borrowings under its 2013 Senior Credit Facility and certain of its industrial revenue bonds. The Company used the initial proceeds from the sale of European commercial paper notes to repay euro-denominated borrowings under its 2015 Senior Credit Facility. As of July 2, 2016, the amount utilized under the commercial paper programs was $1,169,240 with a weighted-average interest rate and maturity period of 0.74% and 22.71 days respectively for the U.S. commercial paper program, and (0.02)% and 27.15 days respectively for the European commercial paper program.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Under the terms of the Securitization Facility, certain subsidiaries of the Company sell at a discount certain of their trade accounts receivable (the “Receivables”) to Mohawk Factoring, LLC (“Factoring”) on a revolving basis. Factoring is a wholly owned, bankruptcy remote subsidiary of the Company, meaning that Factoring is a separate legal entity whose assets are available to satisfy the claims of the creditors of Factoring only, not the creditors of the Company or the Company’s other subsidiaries.  To fund such purchases, Factoring may borrow up to $500,000 based on the amount of eligible Receivables owned by Factoring, and Factoring has granted a security interest in all of such Receivables to the third-party lending group as collateral for such borrowings.  Amounts loaned to Factoring under the Securitization Facility bear interest at commercial paper interest rates, in the case of lenders that are commercial paper conduits, or LIBOR, in the case of lenders that are not commercial paper conduits, in each case, plus an applicable margin of 0.65% per annum. Factoring also pays a commitment fee at a per annum rate of 0.35% on the unused amount of each lender’s commitment. At July 2, 2016, the amount utilized under the Securitization Facility was $500,000.

The fair values and carrying values of our debt instruments are detailed as follows:

	July 2, 2016		December 31, 2015
	Fair Value	Carrying Value	Fair Value	Carrying Value
3.85% Senior Notes, payable February 1, 2023; interest payable semiannually	$630,012	600,000	584,730	600,000
6.125% Senior Notes, payable January 15, 2016; interest payable semiannually	—	—	646,130	645,555
2.00% Senior Notes, payable January 14, 2022; interest payable annually	579,999	556,979	554,209	546,627
U.S. commercial paper	575,500	575,500	284,800	284,800
European commercial paper	593,740	593,740	472,067	472,067
Five-year senior secured credit facility, due March 26, 2021	124,673	124,673	134,075	134,075
Securitization facility	500,000	500,000	500,000	500,000
Capital leases and other	13,217	13,217	16,805	16,807
Unamortized debt issuance costs	(7,825)	(7,825)	(7,964)	(7,964)
Total debt	3,009,316	2,956,284	3,184,852	3,191,967
Less current portion of long term debt and commercial paper	1,795,584	1,795,584	2,003,578	2,003,003
Long-term debt, less current portion	$1,213,732	1,160,700	1,181,274	1,188,964

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

This new segment structure is consistent with the strategic objective that management now applies to manage the growth and profitability of the Company’s business. The Global Ceramic segment includes all worldwide tile and natural stone operations. The Flooring NA segment includes North American operations in all product categories except tile and natural stone. The new segment combines the former Carpet segment with the North American operations of the former Laminate and Wood segment and the North American operations of the Company’s LVT and vinyl flooring businesses. The Flooring ROW segment includes operations outside of North America in all product categories except tile and natural stone. The new segment combines the European and Rest of the World operations of the former Laminate and Wood segment and the European and Rest of the World operations of the Company’s LVT and vinyl flooring businesses.

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

The Company is a significant participant in every major product category across the global flooring industry. In the industry, sales of hard surface products - tile, LVT, vinyl, laminate and wood - are growing faster than sales of carpet and other soft surface products. Inside the soft surface category, sales of polyester carpets are increasing, which decreases the average selling price in the soft surface category. The Company believes that it is well positioned in all product types to satisfy these changes in customer trends.

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

For the three months ended July 2, 2016, net earnings attributable to the Company were $255.2 million, or diluted earnings per share (“EPS”) of $3.42, compared to the net earnings attributable to the Company of $186.5 million, or diluted EPS of $2.53, for the three months ended July 4, 2015. The increase in diluted EPS for the three months ended July 2, 2016 was primarily attributable to increased sales volumes, savings from capital investments and cost reduction initiatives, the favorable impact of lower restructuring, acquisition and integration-related costs and lower input costs, partially offset by costs associated with investments in new product development, sales personnel, and marketing.

For the six months ended July 2, 2016, net earnings attributable to the Company were $426.7 million, or diluted EPS of$5.73, compared to the net earnings attributable to the Company of $208.8 million, or diluted EPS of $2.83 for the six months ended July 4, 2015. The increase in diluted EPS for the six months ended July 2, 2016 was primarily attributable to a first quarter 2015 charge of $125 million related to the settlement and defense of the polyurethane foam litigation, increased sales volumes, savings from capital investments and cost reduction initiatives and lower material costs, partially offset by costs associated with investments in new product development, sales personnel, and marketing.

Results of Operations

Quarter Ended July 2, 2016, as compared with Quarter Ended July 4, 2015

Net sales

Net sales for the three months ended July 2, 2016 were $2,310.3 million, reflecting an increase of $268.6 million, or 13.2%, from the $2,041.7 million reported for the three months ended July 4, 2015. The increase was primarily attributable to higher sales volume of approximately $257 million, or 13%, which includes sales volume attributable to acquisitions of approximately $187 million, legacy sales volume of approximately $32 million, and the favorable impact of more shipping days in the second quarter of 2016 of approximately $38 million. Also contributing to the increase in sales was the favorable net impact of price and product mix of approximately $27 million, partially offset by the net impact of unfavorable foreign exchange rates of approximately $16 million.

Global Ceramic segment—Net sales increased $40.0 million, or 5.1%, to $829.8 million for the three months ended July 2, 2016, compared to $789.8 million for the three months ended July 4, 2015. The increase was primarily attributable to the increased sales volume of approximately $42 million, or 5%, which includes sales volume attributable to acquisitions of approximately $9 million, legacy sales volume of approximately $20 million, and the favorable impact of more shipping days in the second quarter of 2016 of approximately $13 million. Also contributing to the increase in sales was the favorable net impact of price and product mix of approximately $14 million, or 2%, partially offset by the net impact of unfavorable foreign exchange rates of approximately $16 million, or 2%.

Flooring NA segment—Net sales increased $60.4 million, or 6.6%, to $980.7 million for the three months ended July 2, 2016, compared to $920.3 million for the three months ended July 4, 2015. The increase was primarily attributable to higher sales volume of approximately $48 million, or 5%, which includes sales volume attributable to acquisitions of approximately $35 million and the favorable impact of more shipping days in the second quarter of 2016 of approximately $14 million. Also contributing to the increase in sales was the favorable net impact of price and product mix of approximately $12 million, or 1%.

Flooring ROW segment—Net sales increased $168.2 million, or 50.7%, to $499.8 million for the three months ended July 2, 2016, compared to $331.6 million for the three months ended July 4, 2015. The increase was primarily attributable to higher sales volume of approximately $167 million, or 50%, which includes sales volume attributable to acquisitions of approximately $143 million, legacy sales volume of approximately $14 million, and the favorable impact of more shipping days in the second quarter of 2016 of approximately $10 million.

Gross profit

Gross profit for the three months ended July 2, 2016 was $755.6 million (32.7% of net sales), an increase of $140.5 million or 22.8%, compared to gross profit of $615.1 million (30.1% of net sales) for the three months ended July 4, 2015. As a percentage of net sales, gross profit increased 260 basis points. The increase in gross profit dollars was primarily attributable to higher sales volume of approximately $77 million, savings from capital investments and cost reduction initiatives of approximately $38 million, lower input costs of approximately $20 million, including lower material costs of approximately $15 million, and the favorable impact of lower restructuring, acquisition and integration-related costs of approximately $16 million, partially offset by the net impact of unfavorable foreign exchange rates of approximately $7 million and the unfavorable net impact of price and product mix of approximately $5 million.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended July 2, 2016 were $404.9 million (17.5% of net sales), an increase of $45.6 million compared to $359.3 million (17.6% of net sales) for the three months ended July 4, 2015. As a percentage of net sales, selling, general and administrative expenses decreased 10 basis points. The increase in selling, general and administrative expenses in dollars was primarily attributable to approximately $31 million of costs due to higher sales volume, approximately $18 million of costs associated with investments in new product development, sales personnel, and marketing, and increased employee costs of approximately $6 million, partially offset by the favorable impact of lower restructuring, acquisition and integration-related costs of approximately $5 million, savings from capital investments and cost reduction initiatives of approximately $3 million and the favorable impact of foreign exchange rates of approximately $2 million.

Operating income

Operating income for the three months ended July 2, 2016 was $350.7 million (15.2% of net sales) reflecting an increase of $94.9 million, or 37.1%, compared to operating income of $255.8 million (12.5% of net sales) for the three months ended July 4, 2015. The increase in operating income was primarily attributable to increased sales volumes of approximately $46 million, savings from capital investments and cost reduction initiatives of approximately $41 million, the favorable impact of lower restructuring, acquisition and integration-related costs of approximately $20 million, and lower input costs of approximately $20 million, including lower material costs of approximately $15 million, partially offset by approximately $18 million of costs associated with investments in new product development, sales personnel, and marketing, increased employee costs of approximately $6 million, the unfavorable impact of price and product mix of approximately $5 million, and the net impact of unfavorable foreign exchange rates of approximately $4 million.

Global Ceramic segment—Operating income was $140.6 million (16.9% of segment net sales) for the three months ended July 2, 2016 reflecting an increase of $19.4 million compared to operating income of $121.2 million (15.3% of segment net sales) for the three months ended July 4, 2015. The increase in operating income was primarily attributable to increased sales volumes of approximately $12 million, savings from capital investments and cost reduction initiatives of approximately $14 million, and the favorable impact of price and product mix of approximately $5 million, partially offset by costs associated with investments in new product development, sales personnel, and marketing of approximately $6 million, increased employee costs of approximately $2 million and the net impact of unfavorable foreign exchange rates of approximately $2 million.

Flooring NA segment—Operating income was $118.9 million (12.1% of segment net sales) for the three months ended July 2, 2016 reflecting an increase of $23.8 million compared to operating income of $95.1 million (10.3% of segment net sales) for the three months ended July 4, 2015. The increase in operating income was primarily attributable to savings from capital investments and cost reduction initiatives of approximately $22 million, lower input costs of approximately $9 million, including lower material costs of approximately $10 million, increased sales volume of approximately $6 million and the favorable impact of lower restructuring, acquisition and integration-related costs of approximately $6 million, partially offset by costs associated with investments in new product development, sales personnel, and marketing of approximately $9 million, and the unfavorable net impact of price and product mix of approximately $9 million.

Flooring ROW segment—Operating income was $101.1 million (20.2% of segment net sales) for the three months ended July 2, 2016 reflecting an increase of $48.0 million compared to operating income of $53.1 million (16.0% of segment net sales) for the three months ended July 4, 2015. The increase in operating income was primarily attributable to higher sales volumes of approximately $28 million, lower restructuring, acquisition and integration-related costs of approximately $9 million, lower input costs of approximately $8 million, including lower material costs of approximately $7 million, and savings from capital investments and cost reduction initiatives of approximately $6 million, partially offset by the net impact of unfavorable foreign exchange rates of approximately $2 million.

Interest expense

Interest expense was $10.4 million for the three months ended July 2, 2016, reflecting a decrease of $6.5 million compared to interest expense of $16.8 million for the three months ended July 4, 2015. The decrease was primarily attributable to the Company paying the remaining balance of its 6.125% senior notes in January 2016 utilizing cash on hand and lower interest rate commercial paper borrowings.

Other (income) expense, net

Other income was $5.8 million for the three months ended July 2, 2016, reflecting a favorable change of $8.7 million compared to other expense of $2.9 million for the three months ended July 4, 2015. The change was, in part, due to the favorable impact of foreign exchange rates on transactions.

Income tax expense

For the three months ended July 2, 2016, the Company recorded income tax expense of $90.0 million on earnings from continuing operations before income taxes of $346.1 million for an effective tax rate of 26.0%, as compared to an income tax expense of $49.3 million on earnings from continuing operations before income taxes of $236.1 million, for an effective tax rate of 20.9% for the three months ended July 4, 2015. The difference in the effective tax rate for the comparative period is due to the geographic dispersion of earnings and losses for the periods and a non-recurring positive ruling from the Italian tax authorities that lowered the Company's tax expense in 2015.

Six Months Ended July 2, 2016, as compared with Six Months Ended July 4, 2015

Net sales

Net sales for the six months ended July 2, 2016 were $4,482.4 million, reflecting an increase of $559.5 million, or 14.3%, from the $3,922.9 million reported for the six months ended July 4, 2015. The increase was primarily attributable to higher sales volume of approximately $576 million, or 15%, which includes sales volume attributable to acquisitions of approximately $430 million, legacy sales volume of approximately $146 million, and the favorable net impact of price and product mix of approximately $25 million, partially offset by the net impact of unfavorable foreign exchange rates of approximately $42 million.

Global Ceramic segment—Net sales increased $93.9 million, or 6.2%, to 1,603.5 million for the six months ended July 2, 2016, compared to $1,509.6 million for the six months ended July 4, 2015. The increase was primarily attributable to higher primarily attributable to the increased sales volume of approximately $100 million, or 7%, which includes sales volume attributable to acquisitions of approximately $29 million and legacy sales volume of approximately $71 million, and the favorable net impact of price and product mix of approximately $26 million, or 2%, offset by the net impact of unfavorable foreign exchange rates of approximately $32 million, or 2%.

Flooring NA segment—Net sales increased $119.8 million, or 6.8%, to $1,887.1 million for the six months ended July 2, 2016, compared to $1,767.2 million for the six months ended July 4, 2015. The increase was primarily attributable to higher sales volumes of approximately $118 million, or 7% which includes sales volume attributable to acquisitions of approximately $76 million and legacy sales volume of approximately $42 million.

Flooring ROW segment—Net sales increased $345.4 million, or 53.4%, to $991.8 million for the six months ended July 2, 2016, compared to $646.4 million for the six months ended July 4, 2015. The increase was primarily attributable to higher sales volume of approximately $357 million, or 55%, which includes sales volume attributable to acquisitions of approximately $326 million and legacy sales volume of approximately $31 million, partially offset by the net impact of unfavorable foreign exchange rates of approximately $10 million.

Gross profit

Gross profit for the six months ended July 2, 2016 was $1,395.3 million (31.1% of net sales), an increase of $268.2 million or 23.8%, compared to gross profit of $1,127.1 million (28.7% of net sales) for the six months ended July 4, 2015. As a percentage of net sales, gross profit increased 240 basis points. The increase in gross profit dollars was primarily attributable to higher sales volume of approximately $166 million, savings from capital investments and cost reduction initiatives of approximately $62 million, lower input costs of approximately $53 million, including lower material costs of approximately $48 million and the favorable impact of lower restructuring, acquisition and integration-related costs of approximately $20 million, partially offset by the net impact of unfavorable foreign exchange rates of approximately $14 million, the unfavorable net impact of price and product mix of approximately $13 million and costs associated with investments in expansion of production capacity of approximately $3 million.

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended July 2, 2016 were $798.9 million (17.8% of net sales), a decrease of 28.6 million compared to $827.5 million (21.1% of net sales) for the six months ended July 4, 2015. As a percentage of net sales, selling, general and administrative expenses decreased 330 basis points. The decrease in selling, general and administrative expenses in dollars was primarily attributable to the first quarter 2015 charge of approximately $125 million related to the settlement and defense of the polyurethane foam litigation, savings from capital investments and cost reduction initiatives of approximately $8 million, the positive impact of foreign exchange rates of approximately $6 million, and the favorable impact of lower restructuring, acquisition and integration-related costs of approximately $6 million, partially offset by approximately $70 million of costs due to higher sales volumes, approximately $35 million of costs associated with investments in new product development, sales personnel, and marketing, and increased employee costs of approximately $10 million.

Operating income

Operating income for the six months ended July 2, 2016 was $596.4 million (13.3% of net sales) reflecting an increase of $296.8 million, or 99.1%, compared to operating income of $299.6 million (7.6% of net sales) for the six months ended July 4, 2015. The increase in operating income was primarily attributable to the first quarter 2015 charge of approximately $125 million related to the settlement and defense of the polyurethane foam litigation, increased sales volumes of approximately $95 million, savings from capital investments and cost reduction initiatives of approximately $70 million, lower input costs of approximately $52 million, including lower material costs of approximately $48 million and the favorable impact of lower restructuring, acquisition and integration-related costs of approximately $26 million, partially offset by approximately $35 million of costs associated with investments in new product development, sales personnel, and marketing, the unfavorable net impact of price and product mix of approximately $14 million, increased employee costs of approximately $10 million, the net impact of unfavorable foreign exchange rates of approximately $7 million and costs associated with investments in expansion of production capacity of approximately $3 million.

Global Ceramic segment—Operating income was $240.4 million (15.0% of segment net sales) for the six months ended July 2, 2016 reflecting an increase of $33.9 million compared to operating income of $206.5 million (13.7% of segment net sales) for the six months ended July 4, 2015. The increase in operating income was primarily attributable to increased sales volumes of approximately $22 million, savings from capital investments and cost reduction initiatives of approximately $25 million, and the favorable impact of price and product mix of approximately $7 million, partially offset by costs associated with investments in new product development, sales personnel, and marketing of approximately $11 million, increased employee costs of approximately $4 million and the net impact of unfavorable foreign exchange rates of approximately $3 million.

Flooring NA segment—Operating income was $194.3 million (10.3% of segment net sales) for the six months ended July 2, 2016 reflecting an increase of $174.3 million compared to operating income of $20.0 million (1.1% of segment net sales) for the six months ended July 4, 2015. The increase in operating income was primarily attributable to the first quarter 2015 charge of approximately $125 million related to the settlement and defense of the polyurethane foam litigation, savings from capital investments and cost reduction initiatives of approximately $36 million, lower input costs of approximately $32 million, including lower material costs of approximately $38 million, increased sales volume of approximately $17 million and the favorable impact of lower restructuring, acquisition and integration-related costs of approximately $8 million, partially offset by costs associated with investments in new product development, sales personnel, and marketing of approximately $20 million, the unfavorable net impact of price and product mix of approximately $16 million and costs associated with investments in expansion of production capacity of approximately $8 million.

Flooring ROW segment—Operating income was $180.6 million (18.2% of segment net sales) for the six months ended July 2, 2016 reflecting an increase of $82.9 million compared to operating income of $97.7 million (15.1% of segment net sales) for the six months ended July 4, 2015. The increase in operating income was primarily attributable to higher sales volumes of approximately $56 million, lower material costs of approximately $13 million, lower restructuring, acquisition and integration-related costs of approximately $11 million, savings from capital investments and cost reduction initiatives of approximately $9 million and the favorable impact of reduced costs from investments in expansion of production capacity of approximately $6 million, partially offset by the unfavorable net impact of price and product mix of approximately $6 million and the net impact of unfavorable foreign exchange rates of approximately $5 million.

Interest expense

Interest expense was $22.7 million for the six months ended July 2, 2016, reflecting a decrease of $10.6 million compared to interest expense of $33.3 million for the six months ended July 4, 2015. The decrease was primarily attributable to the Company paying the remaining balance of its 6.125% senior notes in January 2016 utilizing cash on hand and lower interest rate commercial paper borrowings.

Other (income) expense, net

Other income was $2.4 million for the six months ended July 2, 2016, reflecting an favorable change of $4.2 million compared to other expense of $1.8 million for the six months ended July 4, 2015. The change was, in part, due to the favorable impact of foreign exchange rates on transactions.

Income tax expense

For the six months ended July 2, 2016, the Company recorded income tax expense of $147.9 million on earnings from continuing operations before income taxes of $576.1 million for an effective tax rate of 25.7%, as compared to an income tax expense of $55.2 million on earnings from continuing operations before income taxes of $264.5 million, for an effective tax rate of 20.9% for the six months ended July 4, 2015. The difference in the effective tax rate for the comparative period is due to the geographic dispersion of earnings and losses for the periods and a non-recurring positive ruling from the Italian tax authorities that lowered the Company's tax expense in 2015.

Liquidity and Capital Resources

The Company’s primary capital requirements are for working capital, capital expenditures and acquisitions. The Company’s capital needs are met primarily through a combination of internally generated funds, commercial paper, bank credit lines, term and senior notes and credit terms from suppliers.

Net cash provided by operating activities in the first six months of 2016 was $549.4 million, compared to net cash provided by operating activities of $267.5 million in the first six months of 2015. The increase of $281.9 million in 2016 was primarily attributable to higher earnings driven by the absence of the first quarter 2015 charge related to the settlement and defense of the polyurethane foam litigation (approximately $10 million of the original $125 million charge was accrued at July 4, 2015) and increased sales volumes during the first six months of 2016 when compared to the prior year. The increase in earnings was partially offset by changes in working capital. These changes in working capital reflect normal fluctuations relative to the timing and nature of these transactions.

Net cash used in investing activities in the first six months of 2016 was $276.9 million compared to net cash used in investing activities of $1,419.7 million in the first six months of 2015. The Company has not made any acquisitions thus far in 2016, while in 2015 the Company spent $1,191.3 million on the IVC Group and the KAI Group acquisitions. Capital expenditures increased by $48.5 million to $276.9 million in the current year. The Company continues to invest to optimize sales and profit growth this year and beyond with product expansion and cost reduction projects in the business. Capital spending during the remainder of 2016 is expected to range from $325 million to $375 million, resulting in the full year spending being between $600 million and $650 million.

Net cash used in financing activities in the first six months of 2016 was $249.3 million compared to net cash provided by financing activities of $1,229.1 million in the six months of 2015. The change in cash used in financing is primarily attributable decreased borrowings in the current year.

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

At the Company's election, revolving loans under the 2015 Senior Credit Facility bear interest at annual rates equal to either (a) LIBOR for 1, 2, 3 or 6 month periods, as selected by the Company, plus an applicable margin ranging between 1.00% and 1.75% (1.25% as of July 2, 2016), or (b) the higher of the Wells Fargo Bank, National Association prime rate, the Federal Funds rate plus 0.5%, or a monthly LIBOR rate plus 1.0%, plus an applicable margin ranging between 0.00% and 0.75% (0.25% as of July 2, 2016). The Company also pays a commitment fee to the lenders under the 2015 Senior Credit Facility on the average amount by which the aggregate commitments of the lenders' exceed utilization of the 2015 Senior Credit Facility ranging from 0.10% to 0.225% per annum (0.15% as of July 2, 2016). The applicable margins and the commitment fee are determined based on whichever of the Company's Consolidated Net Leverage Ratio or its senior unsecured debt rating (or if not available, corporate family rating) results in the lower applicable margins and commitment fee (with applicable margins and the commitment fee increasing as that ratio increases or those ratings decline, as applicable).

The obligations of the Company and its subsidiaries in respect of the 2015 Senior Credit Facility are unsecured.

The 2015 Senior Credit Facility includes certain affirmative and negative covenants that impose restrictions on the Company's financial and business operations, including limitations on liens, subsidiary indebtedness, fundamental changes, asset dispositions, dividends and other similar restricted payments, transactions with affiliates, future negative pledges, and changes in the nature of the Company's business. The Company is also required to maintain a Consolidated Interest Coverage Ratio of at least 3.0 to 1.0 and a Consolidated Net Leverage Ratio of no more than 3.75 to 1.0, each as of the last day of any fiscal quarter. The limitations contain customary exceptions or, in certain cases, do not apply as long as the Company is in compliance with the financial ratio requirements and is not otherwise in default.

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

The Company paid financing costs of $0.5 million in connection with the amendment and extension of its 2015 Senior Credit Facility. These costs were deferred and, along with unamortized costs of $9.4 million related to the Company’s 2013 Senior Credit Facility, are being amortized over the term of the 2015 Senior Credit Facility. The Company also paid financing costs of $0.6 million in connection with its Term Loan Facility that are being deferred and amortized over the term of the facility.

As of July 2, 2016, amounts utilized under the 2015 Senior Credit Facility included $124.7 million of borrowings and $1.4 million of standby letters of credit related to various insurance contracts and foreign vendor commitments. The outstanding borrowings of $1,169.2 million under the Company's U.S. and European commercial paper programs as of July 2, 2016 reduce the availability of the 2015 Senior Credit Facility. Including commercial paper borrowings, the Company has utilized $1,295.3 million under the 2015 Senior Credit Facility resulting in a total of $504.7 million available.

The Company did not have any borrowings outstanding as of July 2, 2016 under the Term Loan Facility, leaving $200.0 million available.

Commercial Paper

On February 28, 2014, the Company established a U.S. commercial paper program for the issuance of unsecured commercial paper in the United States capital markets. The U.S. commercial paper notes will have maturities ranging from one day to 397 days and will not be subject to voluntary prepayment by the Company or redemption prior to maturity. The U.S.

commercial paper notes will rank pari passu with all of the Company's other unsecured and unsubordinated indebtedness. As of July 2, 2016, there was $575.5 million outstanding under the U.S. commercial paper program.

On July 31, 2015, the Company established a European commercial paper program for the issuance of unsecured commercial paper in the Eurozone capital markets. The European commercial paper notes will have maturities ranging from one day to 183 days and will not be subject to voluntary prepayment by the Company or redemption prior to maturity. The European commercial paper notes will rank pari passu with all of the Company's other unsecured and unsubordinated indebtedness. To the extent that the Company issues European commercial paper notes through a subsidiary, the notes will be fully and unconditionally guaranteed by the Company. As of July 2, 2016, the euro equivalent of $593.7 million was outstanding under the European commercial paper program.

The Company uses its 2015 Senior Credit Facility as a liquidity backstop for its commercial paper programs. Accordingly, the total amount due and payable under all of the Company's commercial paper programs may not exceed $1,800.0 million (or its equivalent in alternative currencies) at any time.

The proceeds from the sale of commercial paper notes will be available for general corporate purposes. The Company used the initial proceeds from the sale of U.S. commercial paper notes to repay borrowings under its 2013 Senior Credit Facility and certain of its industrial revenue bonds. The Company used the initial proceeds from the sale of European commercial paper notes to repay euro-denominated borrowings under its 2015 Senior Credit Facility. As of July 2, 2016, the amount utilized under the commercial paper programs was $1,169.2 million with a weighted-average interest rate and maturity period of 0.74% and 22.71 days respectively for the U.S. commercial paper program, and (0.02)% and 27.15 days respectively for the European commercial paper program.

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

Under the terms of the Securitization Facility, certain subsidiaries of the Company sell at a discount certain of their trade accounts receivable (the “Receivables”) to Mohawk Factoring, LLC (“Factoring”) on a revolving basis. Factoring is a wholly owned, bankruptcy remote subsidiary of the Company, meaning that Factoring is a separate legal entity whose assets are available to satisfy the claims of the creditors of Factoring only, not the creditors of the Company or the Company’s other subsidiaries.  To fund such purchases, Factoring may borrow up to $500.0 million based on the amount of eligible Receivables owned by Factoring, and Factoring has granted a security interest in all of such Receivables to the third-party lending group as collateral for such borrowings.  Amounts loaned to Factoring under the Securitization Facility bear interest at commercial paper interest rates, in the case of lenders that are commercial paper conduits, or LIBOR, in the case of lenders that are not commercial paper conduits, in each case, plus an applicable margin of 0.65% per annum. Factoring also pays a commitment fee at a per annum rate of 0.35% on the unused amount of each lender’s commitment. At July 2, 2016, the amount utilized under the Securitization Facility was $500.0 million.

The Company may continue, from time to time, to retire its outstanding debt through cash purchases in the open market, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amount involved may be material.

As of July 2, 2016, the Company had cash of $112.0 million, of which $80.9 million was held outside the United States. While the Company’s plans are to permanently reinvest the cash held outside the United States, the estimated cost of repatriation for the cash as of July 2, 2016 was approximately $28.3 million. The Company believes that its cash and cash equivalents on hand, cash generated from operations and availability under its existing credit facilities will be sufficient to meet its capital expenditure, working capital and debt servicing requirements over the next twelve months.

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

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of July 2, 2016.

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

As of July 2, 2016, approximately 39% of the Company's debt portfolio was comprised of fixed-rate debt and 61% was floating-rate debt. A 1.0 percentage point change in the interest rate of the floating-rate debt would not have a material impact on the Company's results of operations. There have been no other significant changes to the Company’s exposure to market risk as disclosed in the Company’s 2015 Annual Report filed on Form 10-K.

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

On March 23, 2015, the Company entered into an agreement to settle all claims brought by the class of direct purchasers, and the trial court entered an order granting approval of this settlement on November 19, 2015. On April 30, 2015, the Company entered into an agreement to settle all claims brought by the class of indirect purchasers, and the trial court entered an order granting approval of this settlement on January 27, 2016. Following approval by the trial court, certain individual members of the indirect purchaser class sought to overturn the approval through an appeal to the Sixth Circuit of Appeals. As of June 21, 2016, all of these appeals have been dismissed, provided that one request to reconsider remains pending. As of June 21, 2016, the Company has also entered into settlement agreements resolving all of the claims brought on behalf of all of the consolidated individual lawsuits. The Company denies all allegations of wrongdoing but settled the class actions and individual lawsuits to avoid the uncertainty, risk, expense and distraction of protracted litigation.

In December 2011, the Company was named as a defendant in a Canadian Class action, which alleged similar claims against the Company as raised in the U.S. actions. On June 12, 2015, the Company entered into an agreement to settle all claims brought by the class of Canadian plaintiffs. The Company denies all allegations of wrongdoing but settled to avoid the uncertainty, risk, expense and distraction of protracted litigation.

During the six months ended July 4, 2015, the Company recorded a $125.0 charge within selling, general and administrative expenses for the settlement and defense of the antitrust cases. All of the antitrust cases have now been finally settled and with the exception of the single issue pending on appeal in the indirect purchaser class case, all consolidated cases have been dismissed. The Company does not believe that the ultimate outcome of the one remaining issue in the indirect purchaser case will have a material adverse effect on its financial condition.

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

The Company disagrees with the views of the Belgian tax authority on this matter and will persist in its vigorous defense. Nevertheless, on May 24, 2016, the tax collector representing the Belgian tax authorities imposed a lien on the Company's properties in Wielsbeke (Ooigemstraat and Breestraat), Oostrozebeke (Ingelmunstersteenweg) and Desselgem (Waregemstraat) included in the Flooring ROW segment. The purpose of the lien is to provide security for payment should the Belgian tax authority prevail on its appeal. The lien does not interfere with the Company's operations at these properties.

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

MOHAWK INDUSTRIES, INC.
(Registrant)

Dated:	August 5, 2016	By:	/s/ Jeffrey S. Lorberbaum
JEFFREY S. LORBERBAUM
Chairman and Chief Executive Officer
(principal executive officer)

Dated:	August 5, 2016	By:	/s/ Frank H. Boykin
FRANK H. BOYKIN
Chief Financial Officer
(principal financial officer)