Form 10-Q
period 2016-10-01
MOHAWK INDUSTRIES INC
filed 2016-11-10
CIK 851968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________
[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s common stock as of November 4, 2016, the latest practicable date, is as follows: 74,165,317 shares of common stock, $.01 par value.

MOHAWK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

 MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	October 1, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$112,108	81,692
Receivables, net	1,506,316	1,257,505
Inventories	1,673,242	1,607,256
Prepaid expenses	252,812	258,633
Other current assets	31,836	44,886
Total current assets	3,576,314	3,249,972
Property, plant and equipment	6,163,241	5,783,257
Less: accumulated depreciation	2,822,348	2,636,139
Property, plant and equipment, net	3,340,893	3,147,118
Goodwill	2,331,821	2,293,365
Tradenames	599,195	632,349
Other intangible assets subject to amortization, net	277,520	304,192
Deferred income taxes and other non-current assets	294,850	307,404
	$10,420,593	9,934,400

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and commercial paper	$1,548,251	2,003,003
Accounts payable and accrued expenses	1,435,069	1,256,025
Total current liabilities	2,983,320	3,259,028
Deferred income taxes	360,509	388,130
Long-term debt, less current portion	1,165,577	1,188,964
Other long-term liabilities	213,758	215,463
Total liabilities	4,723,164	5,051,585
Commitments and contingencies (Note 13)
Redeemable noncontrolling interest	24,741	21,952
Stockholders’ equity:
Preferred stock, $.01 par value; 60 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 150,000 shares authorized; 81,508 and 81,280 shares issued in 2016 and 2015, respectively	816	813
Additional paid-in capital	1,785,350	1,760,016
Retained earnings	4,799,187	4,102,707
Accumulated other comprehensive loss	(704,120)	(793,568)
	5,881,233	5,069,968
Less treasury stock at cost; 7,351 shares in 2016 and 2015	215,791	215,795
Total Mohawk Industries, Inc. stockholders' equity	5,665,442	4,854,173
Nonredeemable noncontrolling interest	7,246	6,690
Total stockholders' equity	5,672,688	4,860,863
	$10,420,593	9,934,400
See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Net sales	$2,294,139	2,150,656	6,776,521	6,073,566
Cost of sales	1,567,580	1,489,252	4,654,695	4,285,090
Gross profit	726,559	661,404	2,121,826	1,788,476
Selling, general and administrative expenses	348,252	372,670	1,147,155	1,200,152
Operating income	378,307	288,734	974,671	588,324
Interest expense	9,410	19,319	32,062	52,606
Other expense, net	3,839	4,249	1,461	6,094
Earnings before income taxes	365,058	265,166	941,148	529,624
Income tax expense	94,231	49,463	242,090	104,643
Net earnings including noncontrolling interests	270,827	215,703	699,058	424,981
Net income attributable to noncontrolling interests	949	798	2,444	1,238
Net earnings attributable to Mohawk Industries, Inc.	$269,878	214,905	696,614	423,743

Basic earnings per share attributable to Mohawk Industries, Inc.
Basic earnings per share attributable to Mohawk Industries, Inc.	$3.64	2.91	9.40	5.77
Weighted-average common shares outstanding—basic	74,154	73,915	74,084	73,384

Diluted earnings per share attributable to Mohawk Industries, Inc.
Diluted earnings per share attributable to Mohawk Industries, Inc.	$3.62	2.89	9.34	5.73
Weighted-average common shares outstanding—diluted	74,613	74,438	74,551	73,907
See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Net earnings including noncontrolling interests	$270,827	215,703	699,058	424,981
Other comprehensive income (loss):
Foreign currency translation adjustments	11,744	(72,728)	89,458	(269,061)
Pension prior service cost and actuarial (loss) gain	(3)	—	(10)	82
Other comprehensive income (loss)	11,741	(72,728)	89,448	(268,979)
Comprehensive income	282,568	142,975	788,506	156,002
Comprehensive income attributable to noncontrolling interests	949	798	2,444	1,238
Comprehensive income attributable to Mohawk Industries, Inc.	$281,619	142,177	786,062	154,764
See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	October 1, 2016	October 3, 2015
Cash flows from operating activities:
Net earnings	$699,058	424,981
Adjustments to reconcile net earnings to net cash provided by operating activities:
Restructuring	28,300	18,716
Tradename impairment	47,905	—
Depreciation and amortization	305,088	268,622
Deferred income taxes	(27,887)	(35,171)
(Gain) loss on disposal of property, plant and equipment	(10,849)	349
Stock-based compensation expense	28,841	24,488
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	(255,311)	(140,475)
Inventories	(53,578)	(3,219)
Other assets and prepaid expenses	67,375	(33,612)
Accounts payable and accrued expenses	166,492	146,025
Other liabilities	(10,753)	(13,752)
Net cash provided by operating activities	984,681	656,952
Cash flows from investing activities:
Additions to property, plant and equipment	(460,760)	(352,070)
Acquisitions, net of cash acquired	—	(1,211,715)
Net cash used in investing activities	(460,760)	(1,563,785)
Cash flows from financing activities:
Payments on Senior Credit Facilities	(467,618)	(1,087,338)
Proceeds from Senior Credit Facilities	386,551	1,057,661
Payments on Commercial Paper	(17,614,864)	(13,456,251)
Proceeds from Commercial Paper	17,835,126	13,856,454
Repayment of senior notes	(645,555)	—
Proceeds from 2.00% Senior Notes	—	564,653
Payments of acquired debt and other financings	—	(9,321)
Debt issuance costs	(1,086)	(6,859)
Change in outstanding checks in excess of cash	(1,924)	1,709
Proceeds and net tax benefit from stock transactions	8,149	9,798
Net cash (used in) provided by financing activities	(501,221)	930,506
Effect of exchange rate changes on cash and cash equivalents	7,716	(10,834)
Net change in cash and cash equivalents	30,416	12,839
Cash and cash equivalents, beginning of period	81,692	97,877
Cash and cash equivalents, end of period	$112,108	110,716

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

Hedges of Net Investments in Non-U.S. Operations

The Company has numerous investments outside the United States. The net assets of these subsidiaries are exposed to changes and volatility in currency exchange rates. The Company uses foreign currency denominated debt to hedge some of its non-U.S. net investments against adverse movements in exchange rates. The gains and losses on the Company's net investments in its non-U.S. operations are partially economically offset by gains and losses on its foreign currency borrowings. The Company designated its €500,000 2.00% Senior Notes borrowing as a net investment hedge of a portion of its European operations. For the nine months ended October 1, 2016, the change in the U.S. dollar value of the Company's euro denominated debt was a increase of $15,360 ($9,600 net of taxes), which is recorded in the foreign currency translation adjustment component of other comprehensive income (loss). The increase in the U.S. dollar value of the Company's debt partially offsets the euro-to-dollar translation of the Company's net investment in its European operations.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). This update clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows. ASU 2016-15 also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

flows. The guidance in this update should be applied retrospectively and is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. The Company plans to adopt the provisions of this update at the beginning of fiscal year 2018 and is currently assessing the impact on its consolidated statement of cash flows.

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

KAI Group

On May 12, 2015, the Company purchased approximately 90% of all outstanding shares of Advent KAI Luxembourg Holdings S.a r.l., a societe a respsonsabilite limitee, and its subsidiaries (collectively, the "KAI Group"), an eastern European ceramic tile manufacturer. The Company completed the acquisition of the KAI Group for $194,613. The results of the KAI Group's operations have been included in the consolidated financial statements since the date of acquisition in the Global Ceramic segment. The KAI Group has a low cost position in the Bulgarian and Romanian markets. The combination with the Company presents opportunities to enhance the group's product offering, upgrade its technology and expand its exports to other countries. The remaining 10% ownership interest in the KAI Group is controlled by a third party. The 10% interest is subject to redemption provisions that are not solely within the Company’s control and therefore is recorded as a redeemable noncontrolling interest in the mezzanine section of the balance sheet for $24,741 as of October 1, 2016. Pursuant to the share purchase agreement, the Company (i) acquired approximately 90% of the issued share capital of the KAI Group and (ii) acquired $24 of indebtedness of the KAI Group, in exchange for a cash payment of $169,540 and debt paid of $25,073.

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

Restructuring, acquisition transaction and integration-related costs consisted of the following during the three and nine months ended October 1, 2016 and October 3, 2015:

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Cost of sales
Restructuring costs (a)	$16,716	5,828	24,540	26,135
Acquisition integration-related costs	743	1,463	1,546	3,473
Restructuring and integration-related costs	$17,459	7,291	26,086	29,608

Selling, general and administrative expenses
Restructuring costs (a)	$2,060	150	3,760	1,231
Acquisition transaction-related costs	—	2,725	—	7,403
Acquisition integration-related costs	1,828	2,604	4,563	5,542
Restructuring, acquisition and integration-related costs	$3,888	5,479	8,323	14,176

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

The restructuring activity for the nine months ended October 1, 2016 is as follows:

	Asset write-downs	Severance	Other restructuring costs	Total
Balance as of December 31, 2015	$—	8,965	1,065	10,030
Provision - Global Ceramic segment	795	331	79	1,205
Provision - Flooring NA segment	9,852	3,600	12,880	26,332
Provision - Flooring ROW segment	243	1,220	(700)	763
Cash payments	—	(9,158)	(4,288)	(13,446)
Non-cash items	(10,890)	68	(1,233)	(12,055)
Balance as of October 1, 2016	$—	5,026	7,803	12,829

The Company expects the remaining severance and other restructuring costs to be paid over the next year.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Receivables, net

Receivables, net are as follows:

	October 1, 2016	December 31, 2015
Customers, trade	$1,523,931	1,243,533
Income tax receivable	11,988	21,835
Other	54,405	71,084
	1,590,324	1,336,452
Less: allowance for discounts, returns, claims and doubtful accounts	84,008	78,947
Receivables, net	$1,506,316	1,257,505

5. Inventories

The components of inventories are as follows:

	October 1, 2016	December 31, 2015
Finished goods	$1,114,971	1,083,012
Work in process	137,805	137,186
Raw materials	420,466	387,058
Total inventories	$1,673,242	1,607,256

6. Goodwill and intangible assets

The components of goodwill and other intangible assets are as follows:

Goodwill:

	Global Ceramic segment	Flooring NA segment	Flooring ROW segment	Total
Balance as of December 31, 2015
Goodwill	$1,472,757	867,916	1,280,117	3,620,790
Accumulated impairment losses	(531,930)	(343,054)	(452,441)	(1,327,425)
	$940,827	524,862	827,676	2,293,365

Goodwill recognized or adjusted during the period	$—	1,848	1,158	3,006
Currency translation during the period	12,417	—	23,033	35,450

Balance as of October 1, 2016
Goodwill	1,485,174	869,764	1,304,308	3,659,246
Accumulated impairment losses	(531,930)	(343,054)	(452,441)	(1,327,425)
	$953,244	526,710	851,867	2,331,821

Intangible assets not subject to amortization:

During the third quarter of 2016, the Company determined that it needed to simplify the branding strategy in the Flooring NA segment by consolidating products under the Mohawk Group brands and discontinuing the Lees brand. This resulted in the Company writing off the full value of the Lees tradename and recording an impairment charge of $47,905 in selling, general and administrative expenses in the consolidated statements of operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Tradenames
Balance as of December 31, 2015	$632,349
Intangible assets impaired during the period	(47,905)
Currency translation during the period	14,751
Balance as of October 1, 2016	$599,195

Intangible assets subject to amortization:

Gross carrying amounts:	Customer relationships	Patents	Other	Total
Balance as of December 31, 2015	$588,716	243,258	6,790	838,764
Intangible assets recognized or adjusted during the period	—	—	—	—
Currency translation during the period	6,527	6,779	(804)	12,502
Balance as of October 1, 2016	$595,243	250,037	5,986	851,266

Accumulated amortization:	Customer relationships	Patents	Other	Total
Balance as of December 31, 2015	$317,593	216,273	706	534,572
Amortization during the period	19,975	9,446	18	29,439
Currency translation during the period	3,990	6,103	(358)	9,735
Balance as of October 1, 2016	$341,558	231,822	366	573,746

Intangible assets subject to amortization, net	$253,685	18,215	5,620	277,520

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Amortization expense	$10,381	9,378	29,439	20,748

7. Accounts payable and accrued expenses

Accounts payable and accrued expenses are as follows:

	October 1, 2016	December 31, 2015
Outstanding checks in excess of cash	$12,101	14,023
Accounts payable, trade	767,248	696,974
Accrued expenses	398,759	293,867
Product warranties	37,506	35,516
Accrued interest	12,085	34,623
Accrued compensation and benefits	207,370	181,022
Total accounts payable and accrued expenses	$1,435,069	1,256,025

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Accumulated other comprehensive income (loss)

The changes in accumulated other comprehensive income (loss) by component, net of tax, for the nine months ended October 1, 2016 are as follows:

	Foreign currency translation adjustments	Pensions (a)	Total
Balance as of December 31, 2015	$(788,652)	(4,916)	(793,568)
Current period other comprehensive income (loss) before reclassifications	89,458	(10)	89,448
Balance as of October 1, 2016	$(699,194)	(4,926)	(704,120)

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

The Company did not grant any options for the three and nine months ended October 1, 2016 and October 3, 2015. The Company recognized stock-based compensation costs related to stock options of $7 ($4 net of taxes) and $18 ($11 net of taxes) for the three months ended October 1, 2016 and October 3, 2015, respectively, which has been allocated to cost of sales and selling, general and administrative expenses. The Company recognized stock-based compensation costs related to stock options of $34 ($21 net of taxes) and $191 ($120 net of taxes) for the nine months ended October 1, 2016 and October 3, 2015, respectively, which has been allocated to cost of sales and selling, general and administrative expenses. Pre-tax unrecognized compensation expense for stock options granted to employees and outside directors, net of estimated forfeitures, was $10 as of October 1, 2016, and will be recognized as expense over a weighted-average period of approximately 0.39 years.

The fair value of the option award is estimated on the date of grant using the Black-Scholes-Merton valuation model. Expected volatility is based on the historical volatility of the Company’s common stock. The Company uses historical data to estimate option exercise and forfeiture rates within the valuation model.

The Company did not grant any RSUs for the three months ended October 1, 2016. The Company granted 182 RSUs at a weighted average grant-date fair value of $184.88 for the nine months ended October 1, 2016. The Company granted 5 RSUs at a weighted average grant-date fair value of $203.85 per unit for the three months ended October 3, 2015. The Company granted 248 RSUs at a weighted average grant-date fair value of $185.66 for the nine months ended October 3, 2015. The Company recognized stock-based compensation costs related to the issuance of RSUs of $5,288 ($3,209 net of taxes) and $8,084 ($5,211 net of taxes) for the three months ended October 1, 2016 and October 3, 2015, respectively, which has been allocated to cost of sales and selling, general and administrative expenses. The Company recognized stock-based compensation costs related to the issuance of RSUs of $28,807 ($17,480 net of taxes) and $24,297 ($15,634 net of taxes) for the nine months ended October 1, 2016 and October 3, 2015, respectively, which has been allocated to cost of sales and selling, general and administrative expenses. Pre-tax unrecognized compensation expense for unvested RSUs granted to employees, net of estimated forfeitures, was $33,551 as of October 1, 2016, and will be recognized as expense over a weighted-average period of approximately 1.80 years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Other expense, net

Other expense, net is as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Foreign currency losses, net	$794	5,612	4,171	8,692
Release of indemnification asset	2,368	—	2,368	—
All other, net	677	(1,363)	(5,078)	(2,598)
Total other expense, net	$3,839	4,249	1,461	6,094

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

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Net earnings attributable to Mohawk Industries, Inc.	$269,878	214,905	696,614	423,743
Accretion of redeemable noncontrolling interest	(53)	(31)	(53)	(191)
Net earnings available to common stockholders	$269,825	214,874	696,561	423,552

Weighted-average common shares outstanding-basic and diluted:
Weighted-average common shares outstanding—basic	74,154	73,915	74,084	73,384
Add weighted-average dilutive potential common shares—options to purchase common shares and RSUs, net	459	523	467	523
Weighted-average common shares outstanding-diluted	74,613	74,438	74,551	73,907

Earnings per share attributable to Mohawk Industries, Inc.
Basic	$3.64	2.91	9.40	5.77
Diluted	$3.62	2.89	9.34	5.73

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Segment information is as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Net sales:
Global Ceramic segment	$822,040	791,538	2,425,560	2,301,168
Flooring NA segment	1,008,553	955,099	2,895,610	2,722,347
Flooring ROW segment	463,546	404,026	1,455,351	1,050,390
Intersegment sales	—	(7)	—	(339)
	$2,294,139	2,150,656	6,776,521	6,073,566
Operating income (loss):
Global Ceramic segment	$135,985	120,055	376,368	326,571
Flooring NA segment	170,507	125,910	364,804	145,861
Flooring ROW segment	81,757	55,471	262,356	153,164
Corporate and intersegment eliminations	(9,942)	(12,702)	(28,857)	(37,272)
	$378,307	288,734	974,671	588,324

	October 1, 2016	December 31, 2015
Assets:
Global Ceramic segment	$4,118,510	3,846,133
Flooring NA segment	3,354,286	3,164,525
Flooring ROW segment	2,851,227	2,805,246
Corporate and intersegment eliminations	96,570	118,496
	$10,420,593	9,934,400

13. Commitments and contingencies

The Company is involved in litigation from time to time in the regular course of its business. Except as noted below, there are no material legal proceedings pending or known by the Company to be contemplated to which the Company is a party or to which any of its property is subject.

Gadsden, Alabama Litigation

In September 2016, the Water Works and Sewer Board of the City of Gadsden, Alabama (the “Water Board”) filed an individual complaint in the Circuit Court of Etowah County, Alabama against certain manufacturers, suppliers and users of chemicals containing perfluorinated compounds, including the Company.  The Company has never manufactured such chemicals, but purchased them for use in the manufacture of its carpets prior to 2007.  The Water Board is not alleging that levels of perfluorinated compounds in the Company’s wastewater discharge exceeded legal limits.  Instead, the Water Board is seeking lost profits based on allegations that its customers decreased water purchases, reimbursement for the cost of a filter and punitive damages.

The Company intends to pursue all available defenses related to this matter.  The Company does not believe that the ultimate outcome of this case will have a material adverse effect on its financial condition, but there can be no assurances at this stage that the outcome will not have a material adverse effect on the Company’s results of operations, liquidity or cash flows in a

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

given period.  Furthermore, the Company cannot predict whether any additional civil or regulatory actions against it may arise from the allegations in this matter.

Polyurethane Foam Litigation

Beginning in August 2010, a series of civil lawsuits were initiated in several U.S. federal courts alleging that certain manufacturers of polyurethane foam products and competitors of the Company’s carpet underlay division had engaged in price fixing in violation of U.S. antitrust laws. The Company was named as a defendant in a number of individual cases (the first filed on August 26, 2010), as well as in two consolidated amended class action complaints (the first filed on February 28, 2011, on behalf of a class of all direct purchasers of polyurethane foam products, and the second filed on March 21, 2011, on behalf of a class of indirect purchasers). All pending cases in which the Company was named as a defendant were filed in or transferred to the U.S. District Court for the Northern District of Ohio for consolidated pre-trial proceedings under the name In re: Polyurethane Foam Antitrust Litigation, Case No. 1:10-MDL-02196.

In these actions, the plaintiffs, on behalf of themselves and/or a class of purchasers, sought damages allegedly suffered as a result of alleged overcharges in the price of polyurethane foam products from at least 1999 to the present. Any damages actually awarded at trial were subject to being tripled under U.S. antitrust laws.

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

During the nine months ended October 3, 2015, the Company recorded a $125,000 charge within selling, general and administrative expenses for the settlement and defense of the antitrust cases. All of the antitrust cases have now been finally settled and with the exception of the single issue pending on appeal in the indirect purchaser class case, all consolidated cases have been dismissed. The Company does not believe that the ultimate outcome of the one remaining issue in the indirect purchaser case will have a material adverse effect on its financial condition.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

On March 26, 2015, the Company amended and restated the 2013 Senior Credit Facility increasing its size from $1,000,000 to $1,800,000 and extending the maturity from September 25, 2018 to March 26, 2020 (as amended and restated, the "2015 Senior Credit Facility"). The 2015 Senior Credit Facility eliminates certain provisions in the 2013 Senior Credit Facility, including those that: (a) accelerated the maturity date to 90 days prior to the maturity of senior notes due in January 2016 if certain specified liquidity levels were not met; and (b) required that certain subsidiaries guarantee the Company's obligations if the Company’s credit ratings fell below investment grade. The 2015 Senior Credit Facility also modified certain negative covenants to provide the Company with additional flexibility, including flexibility to make acquisitions and incur additional indebtedness. On March 1, 2016, the Company amended the 2015 Senior Credit Facility to, among other things, carve out from the general limitation on subsidiary indebtedness the issuance of Euro-denominated commercial paper notes by subsidiaries and to extend the maturity date from March 26, 2020 to March 26, 2021 with respect to all but $120,000 of the total amount committed under the 2015 Senior Credit Facility. On October 17, 2016, the Company extended the maturity date for the remaining $120,000 commitment to March 26, 2021.

At the Company's election, revolving loans under the 2015 Senior Credit Facility bear interest at annual rates equal to either (a) LIBOR for 1, 2, 3 or 6 month periods, as selected by the Company, plus an applicable margin ranging between 1.00% and 1.75% (1.125% as of October 1, 2016), or (b) the higher of the Wells Fargo Bank, National Association prime rate, the Federal Funds rate plus 0.5%, or a monthly LIBOR rate plus 1.0%, plus an applicable margin ranging between 0.00% and 0.75% (0.125% as of October 1, 2016). The Company also pays a commitment fee to the lenders under the 2015 Senior Credit Facility on the average amount by which the aggregate commitments of the lenders' exceed utilization of the 2015 Senior Credit Facility ranging from 0.10% to 0.225% per annum (0.125% as of October 1, 2016). The applicable margins and the commitment fee are determined based on whichever of the Company's Consolidated Net Leverage Ratio or its senior unsecured debt rating (or if not available, corporate family rating) results in the lower applicable margins and commitment fee (with applicable margins and the commitment fee increasing as that ratio increases or those ratings decline, as applicable).

The obligations of the Company and its subsidiaries in respect of the 2015 Senior Credit Facility are unsecured.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Also on March 1, 2016, the Company entered into a three-year, senior, unsecured delayed-draw term loan facility (the “Term Loan Facility”) by and among the Company, Wells Fargo Bank, National Association, as administrative agent, and each of the lenders party thereto. Subject to customary conditions precedent, the Company could borrow up to $200,000 under the Term Loan Facility in no more than two borrowings between March 1, 2016 and September 1, 2016. The Company did not borrow under the Term Loan Facility, and it has since expired on its stated expiration date.

The Company paid financing costs of $532 in connection with the amendment and extension of its 2015 Senior Credit Facility. These costs were deferred and, along with unamortized costs of $8,785 related to the Company’s 2013 Senior Credit Facility, are being amortized over the term of the 2015 Senior Credit Facility. The Company also paid financing costs of $553 in connection with its Term Loan Facility.

As of October 1, 2016, amounts utilized under the 2015 Senior Credit Facility included $55,999 of borrowings and $941 of standby letters of credit related to various insurance contracts and foreign vendor commitments. The outstanding borrowings of $990,390 under the Company's U.S. and European commercial paper programs as of October 1, 2016 reduce the availability of the 2015 Senior Credit Facility. Including commercial paper borrowings, the Company has utilized $1,047,330 under the 2015 Senior Credit Facility resulting in a total of $752,670 available.

Commercial Paper

On February 28, 2014, the Company established a U.S. commercial paper program for the issuance of unsecured commercial paper in the United States capital markets. The U.S. commercial paper notes will have maturities ranging from one day to 397 days and will not be subject to voluntary prepayment by the Company or redemption prior to maturity. The U.S. commercial paper notes will rank pari passu with all of the Company's other unsecured and unsubordinated indebtedness. As of October 1, 2016, there was $294,650 outstanding under the U.S. commercial paper program.

On July 31, 2015, the Company established a European commercial paper program for the issuance of unsecured commercial paper in the Eurozone capital markets. The European commercial paper notes will have maturities ranging from one day to 183 days and will not be subject to voluntary prepayment by the Company or redemption prior to maturity. The European commercial paper notes will rank pari passu with all of the Company's other unsecured and unsubordinated indebtedness. To the extent that the Company issues European commercial paper notes through a subsidiary, the notes will be fully and unconditionally guaranteed by the Company. As of October 1, 2016, the euro equivalent of $695,740 was outstanding under the European commercial paper program.

The Company uses its 2015 Senior Credit Facility as a liquidity backstop for its commercial paper programs. Accordingly, the total amount due and payable under all of the Company's commercial paper programs may not exceed $1,800,000 (or its equivalent in alternative currencies) at any time.

The proceeds from the sale of commercial paper notes will be available for general corporate purposes. The Company used the initial proceeds from the sale of U.S. commercial paper notes to repay borrowings under its 2013 Senior Credit Facility and certain of its industrial revenue bonds. The Company used the initial proceeds from the sale of European commercial paper notes to repay euro-denominated borrowings under its 2015 Senior Credit Facility. As of October 1, 2016, the amount utilized under the commercial paper programs was $990,390 with a weighted-average interest rate and maturity period of 0.74% and 23.82 days respectively for the U.S. commercial paper program, and (0.03)% and 31.66 days respectively for the European commercial paper program.

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

Under the terms of the Securitization Facility, certain subsidiaries of the Company sell at a discount certain of their trade accounts receivable (the “Receivables”) to Mohawk Factoring, LLC (“Factoring”) on a revolving basis. Factoring is a wholly owned, bankruptcy remote subsidiary of the Company, meaning that Factoring is a separate legal entity whose assets are available to satisfy the claims of the creditors of Factoring only, not the creditors of the Company or the Company’s other subsidiaries.  To fund such purchases, Factoring may borrow up to $500,000 based on the amount of eligible Receivables owned by Factoring, and Factoring has granted a security interest in all of such Receivables to the third-party lending group as collateral for such borrowings.  Amounts loaned to Factoring under the Securitization Facility bear interest at commercial paper interest rates, in the case of lenders that are commercial paper conduits, or LIBOR, in the case of lenders that are not commercial paper conduits, in each case, plus an applicable margin of 0.65% per annum. Factoring also pays a commitment fee at a per annum rate of 0.35% on the unused amount of each lender’s commitment. At October 1, 2016, the amount utilized under the Securitization Facility was $500,000.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The fair values and carrying values of our debt instruments are detailed as follows:

	October 1, 2016		December 31, 2015
	Fair Value	Carrying Value	Fair Value	Carrying Value
3.85% Senior Notes, payable February 1, 2023; interest payable semiannually	$634,056	600,000	584,730	600,000
6.125% Senior Notes, payable January 15, 2016; interest payable semiannually	—	—	646,130	645,555
2.00% Senior Notes, payable January 14, 2022; interest payable annually	597,550	561,987	554,209	546,627
U.S. commercial paper	294,650	294,650	284,800	284,800
European commercial paper	695,740	695,740	472,067	472,067
Five-year senior secured credit facility, due March 26, 2021	55,999	55,999	134,075	134,075
Securitization facility	500,000	500,000	500,000	500,000
Capital leases and other	12,922	12,922	16,805	16,807
Unamortized debt issuance costs	(7,470)	(7,470)	(7,964)	(7,964)
Total debt	2,783,447	2,713,828	3,184,852	3,191,967
Less current portion of long term debt and commercial paper	1,548,251	1,548,251	2,003,578	2,003,003
Long-term debt, less current portion	$1,235,196	1,165,577	1,181,274	1,188,964

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

For the three months ended October 1, 2016, net earnings attributable to the Company were $269.9 million, or diluted earnings per share (“EPS”) of $3.62, compared to the net earnings attributable to the Company of $214.9 million, or diluted EPS of $2.89, for the three months ended October 3, 2015. The increase in diluted EPS for the three months ended October 1, 2016 was primarily attributable to the recent events discussed below, increased sales volumes, and savings from capital investments and cost reduction initiatives, partially offset by costs associated with investments in new product development, sales personnel, and marketing and the net impact of unfavorable foreign exchange rates.

For the nine months ended October 1, 2016, net earnings attributable to the Company were $696.6 million, or diluted EPS of $9.34, compared to the net earnings attributable to the Company of $423.7 million, or diluted EPS of $5.73 for the nine months ended October 3, 2015. The increase in diluted EPS for the nine months ended October 1, 2016 was primarily attributable to a non-recurring first quarter 2015 charge of $125 million related to the settlement and defense of the polyurethane foam litigation, the recent events discussed below, increased sales volumes, savings from capital investments and cost reduction initiatives and lower material costs, partially offset by costs associated with investments in new product development, sales personnel, and marketing.

Recent Events

On August 30, 2016, the Company received $90.0 million related to the settlement of a contract dispute with a third party that began over fifteen years ago. In connection with the payment the parties have dismissed all pending litigation and appeals with prejudice and released each other from all related claims.

During the third quarter of 2016, the Company determined that it needed to simplify the branding strategy in the Flooring NA segment and took a non-cash write-off for the Lees commercial brand of $47.9 million.

Results of Operations

Quarter Ended October 1, 2016, as compared with Quarter Ended October 3, 2015

Net sales

Net sales for the three months ended October 1, 2016 were $2,294.1 million, reflecting an increase of $143.5 million, or 6.7%, from the $2,150.7 million reported for the three months ended October 3, 2015. The increase was primarily attributable to higher sales volume of approximately $152 million, or 7%, which includes sales volume attributable to acquisitions of approximately $41 million and legacy sales volume of approximately $147 million, partially offset by the unfavorable impact of fewer shipping days in the third quarter of 2016 of approximately $36 million. The increase in sales volume was partially offset by the net impact of unfavorable foreign exchange rates of approximately $10 million.

Global Ceramic segment—Net sales increased $30.5 million, or 3.9%, to $822.0 million for the three months ended October 1, 2016, compared to $791.5 million for the three months ended October 3, 2015. The increase was primarily attributable to the increased sales volume of approximately $23 million, or 3%, which includes the unfavorable impact of fewer shipping days in the third quarter of 2016 of approximately $13 million. Also contributing to the increase in sales was the favorable net impact of price and product mix of approximately $12 million, or 2%, partially offset by the net impact of unfavorable foreign exchange rates of approximately $5 million.

Flooring NA segment—Net sales increased $53.5 million, or 5.6%, to $1,008.6 million for the three months ended October 1, 2016, compared to $955.1 million for the three months ended October 3, 2015. The increase was primarily attributable to higher sales volume of approximately $71 million, or 7%, which includes the unfavorable impact of fewer shipping days in the third quarter of 2016 of approximately $16 million. The increase in sales volume was partially offset by the unfavorable net impact of price and product mix of approximately $18 million, or 2%.

Flooring ROW segment—Net sales increased $59.5 million, or 14.7%, to $463.5 million for the three months ended October 1, 2016, compared to $404.0 million for the three months ended October 3, 2015. The increase was primarily attributable to higher sales volume of approximately $57 million, or 14%, which includes sales volume attributable to acquisitions of approximately $41 million and legacy sales volume of approximately $23 million, partially offset by the unfavorable impact of fewer shipping days in the third quarter of 2016 of approximately $7 million. Also contributing to the increase in sales was the favorable net impact of price and product mix of approximately $7 million, or 2%, partially offset by the net impact of unfavorable foreign exchange rates of approximately $5 million, or 1%.

Gross profit

Gross profit for the three months ended October 1, 2016 was $726.6 million (31.7% of net sales), an increase of $65.2 million or 9.9%, compared to gross profit of $661.4 million (30.8% of net sales) for the three months ended October 3, 2015. As a percentage of net sales, gross profit increased 90 basis points. The increase in gross profit dollars was primarily attributable to higher sales volume of approximately $39 million, savings from capital investments and cost reduction initiatives of approximately $27 million, and lower input costs of approximately $12 million, including lower material costs of approximately $14 million, partially offset by the net impact of unfavorable foreign exchange rates of approximately 8 million, costs associated with investments in expansion of production capacity of approximately $3 million, and the unfavorable impact of higher restructuring, acquisition and integration-related, and other costs of approximately $3 million.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended October 1, 2016 were $348.3 million (15.2% of net sales), a decrease of $24.4 million compared to $372.7 million (17.3% of net sales) for the three months ended October 3, 2015. As a percentage of net sales, selling, general and administrative expenses decreased 210 basis points. The decrease in selling, general and administrative expenses in dollars was primarily attributable to savings from capital investments and cost reduction initiatives of $13 million and the favorable impact of lower restructuring, acquisition and integration-related, and other costs of approximately $34 million, partially offset by approximately $9 million of costs due to higher sales volume, approximately $8 million of costs associated with investments in new product development, sales personnel, and marketing, and increased employee costs of approximately $4 million. Restructuring, acquisition and integration-related, and other costs were lower primarily due to the $90 million received in the third quarter of 2016 related to a contract dispute, partially offset by the charge for approximately $48 million related to the write-off of the Lees tradename.

Operating income

Operating income for the three months ended October 1, 2016 was $378.3 million (16.5% of net sales) reflecting an increase of $89.6 million, or 31.0%, compared to operating income of $288.7 million (13.4% of net sales) for the three months ended October 3, 2015. The increase in operating income was primarily attributable to savings from capital investments and cost reduction initiatives of approximately $40 million, increased sales volumes of approximately $29 million, lower input costs of approximately $12 million, including lower material costs of approximately $14 million and the favorable impact of lower restructuring, acquisition and integration-related, and other costs of approximately $31 million, partially offset by approximately $8 million of costs associated with investments in new product development, sales personnel, and marketing, the net impact of unfavorable foreign exchange rates of approximately $7 million, increased employee costs of approximately $4 million, and costs associated with investments in expansion of production capacity of approximately $3 million. Restructuring, acquisition and integration-related, and other costs were lower primarily due to the $90 million received in the third quarter of 2016 related to a contract dispute, partially offset by the charge for approximately $48 million related to the write-off of the Lees tradename.

Global Ceramic segment—Operating income was $136.0 million (16.5% of segment net sales) for the three months ended October 1, 2016 reflecting an increase of $15.9 million compared to operating income of $120.1 million (15.2% of segment net sales) for the three months ended October 3, 2015. The increase in operating income was primarily attributable to savings from capital investments and cost reduction initiatives of approximately $14 million, the favorable impact of price and product mix of approximately $7 million, and increased sales volumes of approximately $6 million, partially offset by costs associated with investments in new product development, sales personnel, and marketing of approximately $4 million, increased employee costs of approximately $2 million and the net impact of unfavorable foreign exchange rates of approximately $2 million.

Flooring NA segment—Operating income was $170.5 million (16.9% of segment net sales) for the three months ended October 1, 2016 reflecting an increase of $44.6 million compared to operating income of $125.9 million (13.2% of segment net sales) for the three months ended October 3, 2015. The increase in operating income was primarily attributable savings from capital investments and cost reduction initiatives of approximately $16 million, increased sales volumes of approximately $12 million, lower input costs of approximately $5 million, including lower material costs of approximately $8 million and the favorable impact of lower restructuring, acquisition and integration-related, and other costs of approximately $22 million, partially offset by the unfavorable impact of price and product mix of approximately $4 million, approximately $3 million of costs associated with investments in new product development, sales personnel, and marketing, and costs associated with investments in expansion of production capacity of approximately $2 million. Restructuring, acquisition and integration-related, and other costs were lower primarily due to the $90 million received in the third quarter of 2016 related to a contract dispute, partially offset by the charge for approximately $48 million related to the write-off of the Lees tradename.

Flooring ROW segment—Operating income was $81.8 million (17.6% of segment net sales) for the three months ended October 1, 2016 reflecting an increase of $26.3 million compared to operating income of $55.5 million (13.7% of segment net sales) for the three months ended October 3, 2015. The increase in operating income was primarily attributable to higher sales volumes of approximately $11 million, savings from capital investments and cost reduction initiatives of approximately $9 million, lower material costs of approximately $7 million, and lower restructuring, acquisition and integration-related, and other costs of approximately $5 million, partially offset by the net impact of unfavorable foreign exchange rates of approximately $5 million.

Interest expense

Interest expense was $9.4 million for the three months ended October 1, 2016, reflecting a decrease of $9.9 million compared to interest expense of $19.3 million for the three months ended October 3, 2015. The decrease was primarily attributable to the Company paying the remaining balance of its 6.125% senior notes in January 2016 utilizing cash on hand and lower interest rate commercial paper borrowings.

Other expense, net

Other expense was $3.8 million for the three months ended October 1, 2016, reflecting a slightly favorable change of $0.4 million compared to other expense of $4.2 million for the three months ended October 3, 2015. Included in the current year balance is a charge for the release of an indemnification receivable.

Income tax expense

For the three months ended October 1, 2016, the Company recorded income tax expense of $94.2 million on earnings from continuing operations before income taxes of $365.1 million for an effective tax rate of 25.8%, as compared to an income tax expense of $49.5 million on earnings from continuing operations before income taxes of $265.2 million, for an effective tax rate of 18.7% for the three months ended October 3, 2015. The difference in the effective tax rate for the comparative period is due to the geographic dispersion of earnings and losses for the periods.

Nine Months Ended October 1, 2016, as compared with Nine Months Ended October 3, 2015

Net sales

Net sales for the nine months ended October 1, 2016 were $6,776.5 million, reflecting an increase of $703.0 million, or 11.6%, from the $6,073.6 million reported for the nine months ended October 3, 2015. The increase was primarily attributable to higher sales volume of approximately $728 million, or 12%, which includes sales volume attributable to acquisitions of approximately $471 million and legacy sales volume of approximately $257 million, and the favorable net impact of price and product mix of approximately $26 million, partially offset by the net impact of unfavorable foreign exchange rates of approximately $52 million, or 1%.

Global Ceramic segment—Net sales increased $124.4 million, or 5.4%, to 2,425.6 million for the nine months ended October 1, 2016, compared to $2,301.2 million for the nine months ended October 3, 2015. The increase was primarily attributable to higher sales volume of approximately $124 million, or 5%, which includes sales volume attributable to acquisitions of approximately $29 million and legacy sales volume of approximately $95 million, and the favorable net impact of price and product mix of approximately $37 million, or 2%, offset by the net impact of unfavorable foreign exchange rates of approximately $37 million, or 2%.

Flooring NA segment—Net sales increased $173.3 million, or 6.4%, to $2,895.6 million for the nine months ended October 1, 2016, compared to $2,722.3 million for the nine months ended October 3, 2015. The increase was primarily attributable to higher sales volumes of approximately $189 million, or 7% which includes sales volume attributable to acquisitions of approximately $76 million and legacy sales volume of approximately $113 million, partially offset by the unfavorable net impact of price and product mix of $16 million, or 1%.

Flooring ROW segment—Net sales increased $405.0 million, or 38.6%, to $1,455.4 million for the nine months ended October 1, 2016, compared to $1,050.4 million for the nine months ended October 3, 2015. The increase was primarily attributable to higher sales volume of approximately $415 million, or 40%, which includes sales volume attributable to acquisitions of approximately $366 million and legacy sales volume of approximately $49 million and the favorable net impact of price and product mix of approximately $5 million, partially offset by the net impact of unfavorable foreign exchange rates of approximately $15 million, or 1%.

Gross profit

Gross profit for the nine months ended October 1, 2016 was $2,121.8 million (31.3% of net sales), an increase of $333.4 million or 18.6%, compared to gross profit of $1,788.5 million (29.4% of net sales) for the nine months ended October 3, 2015. As a percentage of net sales, gross profit increased 190 basis points. The increase in gross profit dollars was primarily attributable to higher sales volume of approximately $204 million, savings from capital investments and cost reduction initiatives of approximately $89 million, lower input costs of approximately $65 million, including lower material costs of approximately $62 million and the favorable impact of lower restructuring, acquisition and integration-related, and other costs of approximately $17 million, partially offset by the net impact of unfavorable foreign exchange rates of approximately $21 million, the unfavorable net impact of price and product mix of approximately $10 million and costs associated with investments in expansion of production capacity of approximately $6 million.

Selling, general and administrative expenses

Selling, general and administrative expenses for the nine months ended October 1, 2016 were $1,147.2 million (16.9% of net sales), a decrease of $53.0 million compared to $1,200.2 million (19.8% of net sales) for the nine months ended October 3, 2015. As a percentage of net sales, selling, general and administrative expenses decreased 290 basis points. The decrease in selling, general and administrative expenses in dollars was primarily attributable savings from capital investments and cost reduction initiatives of $21 million, the net impact of favorable foreign exchange rates of approximately $7 million, and the favorable impact of lower restructuring, acquisition and integration-related, and other costs of approximately $165 million, partially offset by approximately $80 million of costs due to higher sales volume, approximately $42 million of costs associated with investments in new product development, sales personnel, and marketing, and increased employee costs of approximately $14 million. Restructuring, acquisition and integration-related, and other costs were lower primarily due to the non-recurring first quarter 2015 charge of approximately $125 million related to the settlement and defense of the polyurethane foam litigation and the $90 million received in the third quarter of 2016 related to a contract dispute, partially offset by a charge for approximately $48 million related to the write-off of the Lees tradename.

Operating income

Operating income for the nine months ended October 1, 2016 was $974.7 million (14.4% of net sales) reflecting an increase of $386.3 million, or 65.7%, compared to operating income of $588.3 million (9.7% of net sales) for the nine months ended October 3, 2015. The increase in operating income was primarily attributable to increased sales volumes of approximately $125 million, savings from capital investments and cost reduction initiatives of approximately $110 million, lower input costs of approximately $64 million, including lower material costs of approximately $62 million and the favorable impact of lower restructuring, acquisition and integration-related, and other costs of approximately $182 million, partially offset by approximately $42 million of costs associated with investments in new product development, sales personnel, and marketing, the net impact of unfavorable foreign exchange rates of approximately $14 million, increased employee costs of approximately $14 million, the unfavorable net impact of price and product mix of approximately $11 million and costs associated with investments in expansion of production capacity of approximately $6 million. Restructuring, acquisition and integration-related, and other costs were lower primarily due to the non-recurring first quarter 2015 charge of approximately $125 million related to the settlement and defense of the polyurethane foam litigation and the $90 million received in the third quarter of 2016 related to a contract dispute, partially offset by a charge for approximately $48 million related to the write-off of the Lees tradename.

Global Ceramic segment—Operating income was $376.4 million (15.5% of segment net sales) for the nine months ended October 1, 2016 reflecting an increase of $49.8 million compared to operating income of $326.6 million (14.2% of segment net sales) for the nine months ended October 3, 2015. The increase in operating income was primarily attributable to savings from capital investments and cost reduction initiatives of approximately $40 million, increased sales volumes of approximately $28 million, and the favorable impact of price and product mix of approximately $14 million, partially offset by costs associated with investments in new product development, sales personnel, and marketing of approximately $15 million, increased employee costs of approximately $7 million and the net impact of unfavorable foreign exchange rates of approximately $5 million.

Flooring NA segment—Operating income was $364.8 million (12.6% of segment net sales) for the nine months ended October 1, 2016 reflecting an increase of $218.9 million compared to operating income of $145.9 million (5.4% of segment net sales) for the nine months ended October 3, 2015. The increase in operating income was primarily attributable to savings from capital investments and cost reduction initiatives of approximately $53 million, lower input costs of approximately $40 million, including lower material costs of approximately $46 million, increased sales volumes of approximately $29 million, and the favorable impact of lower restructuring, acquisition and integration-related, and other costs of approximately $156 million, partially offset by approximately $24 million of costs associated with investments in new product development, sales personnel, and marketing, the unfavorable impact of price and product mix of approximately $20 million, costs associated with investments in expansion of production capacity of approximately $10 million and increased employee costs of $4 million. Restructuring, acquisition and integration-related, and other costs were lower primarily due to the non-recurring first quarter 2015 charge of approximately $125 million related to the settlement and defense of the polyurethane foam litigation and the $90 million received in the third quarter of 2016 related to a contract dispute, partially offset by a charge for approximately $48 million related to the write-off of the Lees tradename.

Flooring ROW segment—Operating income was $262.4 million (18.0% of segment net sales) for the nine months ended October 1, 2016 reflecting an increase of $109.2 million compared to operating income of $153.2 million (14.6% of segment net sales) for the nine months ended October 3, 2015. The increase in operating income was primarily attributable to higher sales volumes of approximately $68 million, lower material costs of approximately $20 million, savings from capital investments and cost reduction initiatives of approximately $18 million, lower restructuring, acquisition and integration-related, and other costs of approximately $16 million, and the favorable impact of reduced costs from investments in expansion of production capacity of approximately $6 million, partially offset by the net impact of unfavorable foreign exchange rates of approximately $10 million, the unfavorable net impact of price and product mix of approximately $6 million and approximately $4 million of costs associated with investments in new product development, sales personnel, and marketing.

Interest expense

Interest expense was $32.1 million for the nine months ended October 1, 2016, reflecting a decrease of $20.5 million compared to interest expense of $52.6 million for the nine months ended October 3, 2015. The decrease was primarily attributable to the Company paying the remaining balance of its 6.125% senior notes in January 2016 utilizing cash on hand and lower interest rate commercial paper borrowings.

Other expense, net

Other expense was $1.5 million for the nine months ended October 1, 2016, reflecting an favorable change of $4.6 million compared to other expense of $6.1 million for the nine months ended October 3, 2015. The change was, in part, due to the favorable impact of foreign exchange rates on transactions.

Income tax expense

For the nine months ended October 1, 2016, the Company recorded income tax expense of $242.1 million on earnings from continuing operations before income taxes of $941.1 million for an effective tax rate of 25.7%, as compared to an income tax expense of $104.6 million on earnings from continuing operations before income taxes of $529.6 million, for an effective tax rate of 19.8% for the nine months ended October 3, 2015. The difference in the effective tax rate for the comparative period is due to the geographic dispersion of earnings and losses for the periods and a non-recurring positive ruling from the Italian tax authorities that lowered the Company's tax expense in 2015.

Liquidity and Capital Resources

The Company’s primary capital requirements are for working capital, capital expenditures and acquisitions. The Company’s capital needs are met primarily through a combination of internally generated funds, commercial paper, bank credit lines, term and senior notes and credit terms from suppliers.

Net cash provided by operating activities in the first nine months of 2016 was $984.7 million, compared to net cash provided by operating activities of $657.0 million in the first nine months of 2015. The increase of $327.7 million in 2016 was primarily attributable to higher earnings driven by the absence of the non-recurring first quarter 2015 charge related to the settlement and defense of the polyurethane foam litigation (approximately $8 million of the original $125 million charge remained accrued at October 3, 2015), the $90 million related to the settlement of a contract dispute with a third party and increased sales volumes during the first nine months of 2016 when compared to the prior year. The increase in earnings was partially offset by changes in working capital. These changes in working capital reflect normal fluctuations relative to the timing and nature of these transactions.

Net cash used in investing activities in the first nine months of 2016 was $460.8 million compared to net cash used in investing activities of $1,563.8 million in the first nine months of 2015. The Company has not made any acquisitions thus far in 2016, while in 2015 the Company spent $1,211.7 million on the IVC Group, the KAI Group and other acquisitions. Capital expenditures increased by $108.7 million to $460.8 million in the current year. The Company continues to invest to optimize sales and profit growth this year and beyond with product expansion and cost reduction projects in the business. Capital spending during the fourth quarter of 2016 is expected to range from $140 million to $190 million, resulting in the full year spending being between $600 million and $650 million.

Net cash used in financing activities in the first nine months of 2016 was $501.2 million compared to net cash provided by financing activities of $930.5 million in the nine months of 2015. The change in cash used in financing is primarily attributable decreased borrowings in the current year.

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

On March 26, 2015, the Company amended and restated the 2013 Senior Credit Facility increasing its size from $1,000.0 million to $1,800.0 million and extending the maturity from September 25, 2018 to March 26, 2020 (as amended and restated, the "2015 Senior Credit Facility"). The 2015 Senior Credit Facility eliminates certain provisions in the 2013 Senior Credit Facility, including those that: (a) accelerated the maturity date to 90 days prior to the maturity of senior notes due in January 2016 if certain specified liquidity levels were not met; and (b) required that certain subsidiaries guarantee the Company's obligations if the Company’s credit ratings fell below investment grade. The 2015 Senior Credit Facility also modified certain negative covenants to provide the Company with additional flexibility, including flexibility to make acquisitions and incur additional indebtedness. On March 1, 2016, the Company amended the 2015 Senior Credit Facility to, among other things, carve out from the general limitation on subsidiary indebtedness the issuance of Euro-denominated commercial paper notes by subsidiaries and to extend the maturity date from March 26, 2020 to March 26, 2021 with respect to all but $120.0 million of the total amount committed under the 2015 Senior Credit Facility. On October 17, 2016, the Company extended the maturity date for the remaining $120.0 million commitment to March 26, 2021.

At the Company's election, revolving loans under the 2015 Senior Credit Facility bear interest at annual rates equal to either (a) LIBOR for 1, 2, 3 or 6 month periods, as selected by the Company, plus an applicable margin ranging between 1.00% and 1.75% (1.125% as of October 1, 2016), or (b) the higher of the Wells Fargo Bank, National Association prime rate, the Federal Funds rate plus 0.5%, or a monthly LIBOR rate plus 1.0%, plus an applicable margin ranging between 0.00% and 0.75% (0.125% as of October 1, 2016). The Company also pays a commitment fee to the lenders under the 2015 Senior Credit Facility on the average amount by which the aggregate commitments of the lenders' exceed utilization of the 2015 Senior Credit Facility ranging from 0.10% to 0.225% per annum (0.125% as of October 1, 2016). The applicable margins and the commitment fee are determined based on whichever of the Company's Consolidated Net Leverage Ratio or its senior unsecured debt rating (or if not available, corporate family rating) results in the lower applicable margins and commitment fee (with applicable margins and the commitment fee increasing as that ratio increases or those ratings decline, as applicable).

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

Also on March 1, 2016, the Company entered into a three-year, senior, unsecured delayed-draw term loan facility (the “Term Loan Facility”) by and among the Company, Wells Fargo Bank, National Association, as administrative agent, and each of the lenders party thereto. Subject to customary conditions precedent, the Company could borrow up to $200.0 million under the Term Loan Facility in no more than two borrowings between March 1, 2016 and September 1, 2016. The Company did not borrow under the Term Loan Facility, and it has since expired on its stated expiration date.

The Company paid financing costs of $0.5 million in connection with the amendment and extension of its 2015 Senior Credit Facility. These costs were deferred and, along with unamortized costs of $8.8 million related to the Company’s 2013 Senior

Credit Facility, are being amortized over the term of the 2015 Senior Credit Facility. The Company also paid financing costs of $0.6 million in connection with its Term Loan Facility.

As of October 1, 2016, amounts utilized under the 2015 Senior Credit Facility included $56.0 million of borrowings and $0.9 million of standby letters of credit related to various insurance contracts and foreign vendor commitments. The outstanding borrowings of $990.4 million under the Company's U.S. and European commercial paper programs as of October 1, 2016 reduce the availability of the 2015 Senior Credit Facility. Including commercial paper borrowings, the Company has utilized $1,047.3 million under the 2015 Senior Credit Facility resulting in a total of $752.7 million available.

Commercial Paper

On February 28, 2014, the Company established a U.S. commercial paper program for the issuance of unsecured commercial paper in the United States capital markets. The U.S. commercial paper notes will have maturities ranging from one day to 397 days and will not be subject to voluntary prepayment by the Company or redemption prior to maturity. The U.S. commercial paper notes will rank pari passu with all of the Company's other unsecured and unsubordinated indebtedness. As of October 1, 2016, there was $294.7 million outstanding under the U.S. commercial paper program.

On July 31, 2015, the Company established a European commercial paper program for the issuance of unsecured commercial paper in the Eurozone capital markets. The European commercial paper notes will have maturities ranging from one day to 183 days and will not be subject to voluntary prepayment by the Company or redemption prior to maturity. The European commercial paper notes will rank pari passu with all of the Company's other unsecured and unsubordinated indebtedness. To the extent that the Company issues European commercial paper notes through a subsidiary, the notes will be fully and unconditionally guaranteed by the Company. As of October 1, 2016, the euro equivalent of $695.7 million was outstanding under the European commercial paper program.

The Company uses its 2015 Senior Credit Facility as a liquidity backstop for its commercial paper programs. Accordingly, the total amount due and payable under all of the Company's commercial paper programs may not exceed $1,800.0 million (or its equivalent in alternative currencies) at any time.

The proceeds from the sale of commercial paper notes will be available for general corporate purposes. The Company used the initial proceeds from the sale of U.S. commercial paper notes to repay borrowings under its 2013 Senior Credit Facility and certain of its industrial revenue bonds. The Company used the initial proceeds from the sale of European commercial paper notes to repay euro-denominated borrowings under its 2015 Senior Credit Facility. As of October 1, 2016, the amount utilized under the commercial paper programs was $990.4 million with a weighted-average interest rate and maturity period of 0.74% and 23.82 days respectively for the U.S. commercial paper program, and (0.03)% and 31.66 days respectively for the European commercial paper program.

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

Under the terms of the Securitization Facility, certain subsidiaries of the Company sell at a discount certain of their trade accounts receivable (the “Receivables”) to Mohawk Factoring, LLC (“Factoring”) on a revolving basis. Factoring is a wholly owned, bankruptcy remote subsidiary of the Company, meaning that Factoring is a separate legal entity whose assets are available to satisfy the claims of the creditors of Factoring only, not the creditors of the Company or the Company’s other subsidiaries.  To fund such purchases, Factoring may borrow up to $500.0 million based on the amount of eligible Receivables owned by Factoring, and Factoring has granted a security interest in all of such Receivables to the third-party lending group as collateral for such borrowings.  Amounts loaned to Factoring under the Securitization Facility bear interest at commercial paper interest rates, in the case of lenders that are commercial paper conduits, or LIBOR, in the case of lenders that are not commercial paper conduits, in each case, plus an applicable margin of 0.65% per annum. Factoring also pays a commitment fee at a per annum rate of 0.35% on the unused amount of each lender’s commitment. At October 1, 2016, the amount utilized under the Securitization Facility was $500.0 million.

The Company may continue, from time to time, to retire its outstanding debt through cash purchases in the open market, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amount involved may be material.

As of October 1, 2016, the Company had cash of $112.1 million, of which $91.1 million was held outside the United States. While the Company’s plans are to permanently reinvest the cash held outside the United States, the estimated cost of repatriation for the cash as of October 1, 2016 was approximately $31.9 million. The Company believes that its cash and cash equivalents on hand, cash generated from operations and availability under its existing credit facilities will be sufficient to meet its capital expenditure, working capital and debt servicing requirements over the next twelve months.

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

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of October 1, 2016.

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

As of October 1, 2016, approximately 43% of the Company's debt portfolio was comprised of fixed-rate debt and 57% was floating-rate debt. A 1.0 percentage point change in the interest rate of the floating-rate debt would not have a material impact on the Company's results of operations. There have been no other significant changes to the Company’s exposure to market risk as disclosed in the Company’s 2015 Annual Report filed on Form 10-K.

Item 4.	Controls and Procedures

Based on an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were ineffective at a reasonable assurance level as of the end of the period covered by this report and as of December 31, 2015, because of a material weakness in internal control over financial reporting related to documenting management’s inventory control oversight. Management’s conclusion was prompted by questions raised during the Public Company Accounting Oversight Board’s routine inspection of the Company’s independent registered public accounting firm.

The Company has significant controls in place with respect to its inventory and believes its inventories are properly stated, despite a material weakness in the operation and documentation of controls related to the monitoring of inventory cycle counts and the valuation of obsolete inventory at two of the Company’s divisions. Although management believes that the Company’s other inventory controls allowed the Company to properly value its inventory, the Company cannot demonstrate that the monitoring controls were conducted effectively.

After additional testing, our Chief Executive Officer and Chief Financial Officer have concluded that the consolidated financial statements included in this Quarterly Report and the Company’s Form 10-K for the fiscal year ended December 31, 2015 fairly present, in all material respects, the Company’s financial position, results of operations and cash flows as of the dates and for the periods presented in conformity with accounting principles generally accepted in the United States and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. We plan to amend management’s assessment of internal control in Item 9A of our annual report on Form 10-K for the fiscal year ended December 31, 2015 to state that internal control over financial reporting was not effective as of December 31, 2015 and to disclose the material weakness in internal control over financial reporting. Our independent registered public accounting firm, KPMG LLP, has informed us that it will amend its report dated February 29, 2016 on the effectiveness of internal control over financial reporting as of December 31, 2015 included in our annual report on Form 10-K for the fiscal year ended December 31, 2015.

Remediation Plan

As of the date of this filing, the Company is now requiring that management’s conduct of monitoring activities for inventory cycle counts and the valuation of obsolete inventory in these divisions be evidenced upon completion. The material weakness will only be considered remediated when the controls have been performing as designed for a sufficient period of time.

Changes in Internal Control Over Financial Reporting

The Company integrated recent acquisitions (referenced in Note 2 in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q) into its system of internal control. As a result, the Company's internal control over financial reporting now includes controls, procedures and supporting systems with respect to transactions and account balances of the acquisitions, which are reflected in the Company's consolidated financial statements.

There were no other changes identified in the Company’s internal control over financial reporting during the quarter that materially affected, or are likely to materially affect, the Company’s internal control over financial reporting, other than the remediation plan described above and the integration of the recent acquisitions.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is involved in litigation from time to time in the regular course of its business. Except as noted below, there are no material legal proceedings pending or known by the Company to be contemplated to which the Company is a party or to which any of its property is subject.

Gadsden, Alabama Litigation

In September 2016, the Water Works and Sewer Board of the City of Gadsden, Alabama (the “Water Board”) filed an individual complaint in the Circuit Court of Etowah County, Alabama against certain manufacturers, suppliers and users of chemicals containing perfluorinated compounds, including the Company.  The Company has never manufactured such chemicals, but purchased them for use in the manufacture of its carpets prior to 2007.  The Water Board is not alleging that levels of perfluorinated compounds in the Company’s wastewater discharge exceeded legal limits.  Instead, the Water Board is seeking lost profits based on allegations that its customers decreased water purchases, reimbursement for the cost of a filter and punitive damages.

The Company intends to pursue all available defenses related to this matter.  The Company does not believe that the ultimate outcome of this case will have a material adverse effect on its financial condition, but there can be no assurances at this stage that the outcome will not have a material adverse effect on the Company’s results of operations, liquidity or cash flows in a given period.  Furthermore, the Company cannot predict whether any additional civil or regulatory actions against it may arise from the allegations in this matter.

Polyurethane Foam Litigation

Beginning in August 2010, a series of civil lawsuits were initiated in several U.S. federal courts alleging that certain manufacturers of polyurethane foam products and competitors of the Company’s carpet underlay division had engaged in price fixing in violation of U.S. antitrust laws. The Company was named as a defendant in a number of individual cases (the first filed on August 26, 2010), as well as in two consolidated amended class action complaints (the first filed on February 28, 2011, on behalf of a class of all direct purchasers of polyurethane foam products, and the second filed on March 21, 2011, on behalf of a class of indirect purchasers). All pending cases in which the Company was named as a defendant were filed in or transferred to the U.S. District Court for the Northern District of Ohio for consolidated pre-trial proceedings under the name In re: Polyurethane Foam Antitrust Litigation, Case No. 1:10-MDL-02196.

In these actions, the plaintiffs, on behalf of themselves and/or a class of purchasers, sought damages allegedly suffered as a result of alleged overcharges in the price of polyurethane foam products from at least 1999 to the present. Any damages actually awarded at trial were subject to being tripled under U.S. antitrust laws.

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

During the nine months ended October 3, 2015, the Company recorded a $125.0 charge within selling, general and administrative expenses for the settlement and defense of the antitrust cases. All of the antitrust cases have now been finally settled and with the exception of the single issue pending on appeal in the indirect purchaser class case, all consolidated cases have been dismissed. The Company does not believe that the ultimate outcome of the one remaining issue in the indirect purchaser case will have a material adverse effect on its financial condition.

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

MOHAWK INDUSTRIES, INC.
(Registrant)

Dated:	November 10, 2016	By:	/s/ Jeffrey S. Lorberbaum
JEFFREY S. LORBERBAUM
Chairman and Chief Executive Officer
(principal executive officer)

Dated:	November 10, 2016	By:	/s/ Frank H. Boykin
FRANK H. BOYKIN
Chief Financial Officer
(principal financial officer)