Form 10-K/A
period 2015-12-31
MOHAWK INDUSTRIES INC
filed 2016-11-23
CIK 851968

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (this “Amended Form 10-K”) of Mohawk Industries Inc. (the “Company”) for the fiscal year ended December 31, 2015 (Commission File Number 001-13697) is being filed to amend and restate in their entirety the following items of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 that was filed on February 29, 2016 (the “Original Filing”): (i) Item 8 of Part II, “Consolidated Financial Statements and Supplementary Data,” (ii) Item 9A of Part II, “Controls and Procedures” and (iii) Item 15 of Part IV, “Exhibits, Financial Statement Schedules” because of a previously reported material weakness related to documenting management’s inventory control monitoring.

The Company’s consolidated financial statements as of and for the year ended December 31, 2015, which were included in the Original Filing, have not changed as a result of the material weakness. The Company’s independent registered public accounting firm, KPMG LLP, has amended its report on the effectiveness of internal control over financial reporting dated February 29, 2016 and expressed an adverse report on the operating effectiveness of our internal control over financial reporting as of December 31, 2015 because of the previously reported material weakness. KPMG LLP has also amended its report on the Company’s consolidated balance sheets as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015 included in the Original Filing solely to reference their adverse report on the operating effectiveness of internal control over financial reporting as of December 31, 2015. Item 8 of Part II, “Consolidated Financial Statements and Supplementary Data” of this 2015 Form 10-K/A is being amended and restated solely to include such amended reports.

Except as described above, this Amended Form 10-K does not amend, update or change any other items or disclosures in the Original Filing and does not purport to reflect any information or events after the filing date of the Original Filing. Except as described above, this Amended Form 10-K speaks only as of the date of the Original Filing and the Company has not undertaken to amend, supplement or update any information contained in the Original Filing to give effect to any subsequent events. Accordingly, this Amended Form 10-K should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission after February 29, 2016, including any amendment to those filings.

Disclosure Controls and Procedures and Internal Control over Financial Reporting

At the time of the Original Filing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2015 and the Company's management concluded that the Company's internal control over financial reporting was effective as of December 31, 2015.

Following management's conclusion in the Original Filing, as a result of questions raised during the Public Company Accounting Oversight Board’s routine inspection of the Company’s independent registered public accounting firm, the Company's management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2015 because of the previously reported material weakness related to documenting management’s inventory control monitoring. As a result, the Company has restated Item 9A of Part II, “Controls and Procedures” to include disclosure of the material weakness and has also restated Item 8 of Part II, “Financial Statements and Supplementary Data” to provide amended reports of the Company's independent registered public accounting firm that take the material weakness into account.

The Company has significant controls in place with respect to its inventory and believes its inventories are properly stated despite the material weakness. After additional testing, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the consolidated financial statements included in the Original Filing and in the Company's subsequent Quarterly Reports on Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows as of the dates and for the periods presented in conformity with accounting principles generally accepted in the United States and Article 10 of Regulation S-X of the Securities and Exchange Commission. In addition, the Company’s independent registered public accounting firm has also amended its reports included in the Original Filing as noted above.

PART II

Item 8.	Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Mohawk Industries, Inc.:
We have audited the accompanying consolidated balance sheets of Mohawk Industries, Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2016 except for the restatement as to the effectiveness of internal control over financial reporting for the material weakness in the design, operation and documentation of controls related to the monitoring of inventory cycle counts and the valuation of obsolete inventory at two of the Company’s divisions, as to which the date is November 23, 2016, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Atlanta, Georgia
February 29, 2016, except for the restatement as to the effectiveness of internal control over financial reporting for the material weakness in the design, operation and documentation of controls related to the inventory cycle counts and the valuation of obsolete inventory at two of the Company’s divisions, as to which the date is November 23, 2016

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Mohawk Industries, Inc.:
We have audited Mohawk Industries, Inc.’s (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Mohawk Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, as set forth in Management's Report on Internal Control over Financial Reporting included in Item 9A. of Mohawk Industries, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our report dated February 29, 2016, we expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting. As described in the following paragraph, the Company subsequently identified a material weakness in its internal control over financial reporting. Accordingly, management has revised its assessment about the effectiveness of the Company’s internal control over financial reporting, and our present opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 as expressed herein, is different from that expressed in our previous report.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness in the design, operation and documentation of controls related to the monitoring of inventory cycle counts and the valuation of obsolete inventory at two of the Company’s divisions has been identified and included in management’s assessment.
This material weakness was considered in evaluating the nature, timing and extent of audit tests applied in our audit of the consolidated financial statements for the year ended December 31, 2015, and this report does not affect our report dated February 29, 2016, which expressed an unqualified opinion on those consolidated financial statements.
In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
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

/s/ KPMG LLP
Atlanta, Georgia
February 29, 2016, except for the restatement as to the effectiveness of internal control over financial reporting for the material weakness in the design, operation and documentation of controls related to the monitoring of inventory cycle counts and the valuation of obsolete inventory at two of the Company’s divisions, as to which the date is November 23, 2016

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

The 2015 Senior Credit Facility includes certain affirmative and negative covenants that impose restrictions on the Company's financial and business operations, including limitations on liens, subsidiary indebtedness, fundamental changes, asset dispositions, dividends and other similar restricted payments, transactions with affiliates, future negative pledges, and changes in the nature of the Company's business. The Company is also required to maintain a Consolidated Interest Coverage Ratio of at least 3.0 to 1.0 and a Consolidated Net Leverage Ratio of no more than 3.75 to 1.0, each as of the last day of any fiscal quarter. The limitations contain customary exceptions or; in certain cases, do not apply as long as the Company is in compliance with the financial ratio requirements and is not otherwise in default.

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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

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

(17) Quarterly Financial Data (Unaudited)
The supplemental quarterly financial data are as follows:

	Quarters Ended
	April 4, 2015	July 4, 2015	October 3, 2015	December 31, 2015
Net sales	$1,881,177	2,041,733	2,150,656	1,997,997
Gross profit	511,943	615,129	661,404	622,210
Net earnings	22,346	186,492	214,905	191,559
Basic earnings per share	0.31	2.54	2.91	2.59
Diluted earnings per share	0.30	2.53	2.89	2.57

	Quarters Ended
	March 29, 2014	June 28, 2014	September 27, 2014	December 31, 2014
Net sales	$1,813,095	2,048,247	1,990,658	1,951,446
Gross profit	481,355	574,812	556,422	541,603
Net earnings	81,081	152,750	151,266	146,868
Basic earnings per share	1.11	2.10	2.08	2.01
Diluted earnings per share	1.11	2.08	2.06	2.00

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2015, an evaluation of the effectiveness of the Company’s disclosure controls and procedures was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. At the time of the Original Filing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that such controls and procedures were effective at a reasonable assurance level as of December 31, 2015, the end of the period covered by this report.

After that evaluation and following questions raised during the Public Company Accounting Oversight Board’s routine inspection of the Company’s independent registered public accounting firm, a further evaluation of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2015 was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2015 because of the material weakness described below.

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

After additional testing, our Chief Executive Officer and Chief Financial Officer have concluded that the consolidated financial statements included in the Original Filing and in our subsequent Quarterly Reports on Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows as of the dates and for the periods presented in conformity with accounting principles generally accepted in the United States and Article 10 of Regulation S-X of the Securities and Exchange Commission.

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

On May 12, 2015, June 12, 2015 and December 7, 2015, the Company completed the acquisitions of the KAI Group, the IVC Group and Xtratherm, respectively. As a result, management excluded the KAI Group, the IVC Group and Xtratherm (the Acquisitions) from its assessment of internal control over financial reporting. The KAI Group, the IVC Group and Xtratherm represent 12.7% of the total assets (excluding goodwill and intangible assets of 32.9%); and 4.9% of net sales of the related consolidated financial statement amounts as of and for the year ended December 31, 2015, respectively.

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company re-evaluated the effectiveness of the design and operation of the Company's internal control over financial reporting as of December 31, 2015.  In conducting this evaluation, the Company used the framework set forth in the report titled “Internal Control - Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission. As a result, management identified a material weakness in the design, operation and documentation of controls related to the monitoring of inventory cycle counts and the valuation of obsolete inventory at two of the Company’s divisions. Specifically, the Company cannot demonstrate that the monitoring controls were conducted effectively.

A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

None of these control deficiencies resulted in misstatements in the consolidated financial statements as of and for the year ended December 31, 2015 which were included in the Original Filing. However, these control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis. Accordingly, management concluded that the control deficiencies represent material weaknesses in the Company’s internal control over financial reporting and its internal control over financial reporting was not effective as of December 31, 2015.

The independent registered public accounting firm, KPMG LLP, has amended its report on the effectiveness of internal control over financial reporting dated February 29, 2016 and expressed an adverse report on the operating effectiveness of the Company's internal control over financial reporting as of December 31, 2015. KPMG LLP has also amended its report on the consolidated balance sheets as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2015 dated February 29, 2016 to reference their adverse report on the operating effectiveness of internal control over financial reporting as of December 31, 2015. Such reports are included in Item 8 of Part II, “Consolidated Financial Statements and Supplementary Data” of this 2015 Form 10-K/A, and otherwise remain unchanged from the Original Filing.

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

Changes in Internal Control Over Financial Reporting

Since the date of the Original Filing, the Company has integrated the recent Acquisitions into its system of internal control. As a result, the Company's internal control over financial reporting now includes controls, procedures and supporting systems with respect to transactions and account balances of the Acquisitions, which are reflected in the Company's consolidated financial statements.

There were no other changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, other than the identification of the material weakness in internal control and the remediation plan described above.

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

*10.10
Amendment No. 5 to Credit and Security Agreement, dated as of December 10, 2015, by and among Mohawk Factoring, LLC, Mohawk Servicing, LLC, the lenders party hereto, the liquidity banks party hereto, the co-agents party hereto and SunTrust Bank, as administrative agent. (Incorporated herein by reference to Exhibit 10.10 of the Original Filing).

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

*10.19	The Mohawk Industries, Inc. Senior Management Deferred Compensation Plan, as amended and restated as of January 1, 2015. (Incorporated herein by reference to Exhibit 10.19 of the Original Filing.)

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

*12.1	Ratio of Earnings to Fixed Charges (Incorporated herein by reference to Exhibit 12.1 of the Original Filing.)

*21	Subsidiaries of the Registrant. (Incorporated herein by reference to Exhibit 21 of the Original Filing.)

23.1	Consent of Independent Registered Public Accounting Firm (KPMG LLP).

31.1	Certification Pursuant to Rule 13a-14(a).

31.2	Certification Pursuant to Rule 13a-14(a).

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates exhibit incorporated by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mohawk Industries, Inc.
November 23, 2016	By:	/s/ JEFFREY S. LORBERBAUM
Jeffrey S. Lorberbaum,
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

November 23, 2016	/s/ JEFFREY S. LORBERBAUM
Jeffrey S. Lorberbaum,
Chairman and Chief Executive Officer (principal executive officer)

November 23, 2016	/s/ FRANK H. BOYKIN
Frank H. Boykin,
Chief Financial Officer and Vice President-Finance (principal financial officer)

November 23, 2016	/s/ JAMES F. BRUNK
James F. Brunk,
Vice President and Corporate Controller (principal accounting officer)

November 23, 2016	/s/ FILIP BALCAEN
Filip Balcaen, Director

November 23, 2016	/s/ BRUCE C. BRUCKMANN
Bruce C. Bruckmann, Director

November 23, 2016	/s/ FRANS DE COCK
Frans De Cock, Director

November 23, 2016	/s/ RICHARD C. ILL
Richard C. Ill, Director

November 23, 2016	/s/ JOSEPH A. ONORATO
Joseph A. Onorato, Director

November 23, 2016	/s/ WILLIAM H. RUNGE III
William Henry Runge III Director

November 23, 2016	/s/ KAREN A. SMITH BOGART
Karen A. Smith Bogart, Director

November 23, 2016	/s/ W. CHRISTOPHER WELLBORN
W. Christopher Wellborn, Director