Form 10-K
period 2016-12-31
MOHAWK INDUSTRIES INC
filed 2017-02-27
CIK 851968

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[Mark One]

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the Common Stock of the Registrant held by non-affiliates (excludes beneficial owners of more than 10% of the Common Stock) of the Registrant (61,594,455 shares) on July 1, 2016 (the last business day of the Registrant’s most recently completed fiscal second quarter) was $11,664,141,943. The aggregate market value was computed by reference to the closing price of the Common Stock on such date.
Number of shares of Common Stock outstanding as of February 22, 2017: 74,184,572 shares of Common Stock, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the 2017 Annual Meeting of Stockholders-Part III.

PART I

Item 1.	Business

General

Mohawk Industries, Inc. (“Mohawk” or the “Company”) is a leading global flooring manufacturer that creates products to enhance residential and commercial spaces around the world. The Company's vertically integrated manufacturing and distribution processes provide competitive advantages in carpet, rugs, ceramic tile, laminate, wood, stone, luxury vinyl tile ("LVT") and vinyl flooring. The Company's industry-leading innovation develops products and technologies that differentiate its brands in the marketplace and satisfy all flooring related remodeling and new construction requirements. The Company's brands are among the most recognized in the industry and include American Olean®, Daltile®, Durkan®, IVC®, Karastan®, Marazzi®, Mohawk®, Pergo®, Quick-Step® and Unilin®. The Company has transformed its business from an American carpet manufacturer into the world's largest flooring company with operations in Australia, Brazil, Canada, Europe, India, Malaysia, Mexico, New Zealand, Russia and the United States. The Company had annual net sales in 2016 of $9.0 billion. Approximately 65% of this amount was generated by sales in the United States and approximately 35% was generated by sales outside the United States. The Company has three reporting segments, Global Ceramic, Flooring North America ("Flooring NA") and Flooring Rest of the World ("Flooring ROW") with net sales in 2016 of 36%, 43% and 21%, respectively. Selected financial information for the three segments, geographic net sales and the location of long-lived assets are set forth in Note 15-Segment Reporting.

The Global Ceramic segment designs, manufactures, sources, distributes and markets a broad line of ceramic tile, porcelain tile and natural stone products used in the residential and commercial markets for both remodeling and new construction. In addition, the Global Ceramic segment sources, and distributes other tile related products. The Global Ceramic segment markets and distributes its products under various brands, including the following brand names: American Olean, Daltile, KAI, Kerama Marazzi, Marazzi, and Ragno® which it sells through independent distributors, home center, floor covering retailers, ceramic specialists, commercial contractors and commercial end users. The Global Ceramic segment operations are vertically integrated from the production of raw material for body and glaze preparation to the manufacturing and distribution of ceramic and porcelain tile.

The Flooring NA segment designs, manufactures, sources and distributes its floor covering product lines, in a broad range of colors, textures and patterns in the residential and commercial markets for both remodeling and new construction. The segment's product lines include carpets, rugs, carpet pad, hardwood, laminate, LVT and sheet vinyl. The Flooring NA segment markets and distributes its flooring products under various brands, including the following brand names: Aladdin®, Columbia Flooring®, Durkan, Horizon®, IVC, Karastan, Mohawk, Pergo, Portico®, Quick-Step and SmartStrand® which it sells through floor covering retailers, distributors, home centers, mass merchandisers, department stores, shop at home, buying groups, commercial contractors and commercial end users.

The Flooring ROW segment designs, manufactures, sources and distributes laminate, hardwood flooring, and vinyl flooring products, including LVT, roofing elements, insulation boards, medium-density fiberboard ("MDF"), and chipboards, used in the residential and commercial markets for both remodeling and new construction. In addition, the Flooring ROW segment licenses certain patents related to flooring manufacturers throughout the world. The Flooring ROW segment markets and distributes its flooring products under various brands, including the following brand names: IVC, Moduleo, Pergo, Quick-Step and Unilin, which it sells through retailers, wholesalers, independent distributors and home centers.

Business Strategy

Mohawk’s Business Strategy provides a consistent vision for the organization and focuses employees around the globe on delivering exceptional returns for shareholders. The strategy is cascaded down through the organization with an emphasis on five key points:

•	Optimizing the Company’s position as the industry’s preferred provider by delivering exceptional value to customers

•	Treating employees fairly to retain the best organization

•	Driving innovation in all aspects of the business

•	Taking reasonable, well considered risks to grow the business

•	Enhancing the communities in which the Company operates

The Mohawk Business Strategy provides continuity for the Company’s operating principles and ensures a focus on generating shareholder value and profitability through exceeding customer expectations.

Strengths

Market Position

Mohawk’s fashionable and innovative products, successful participation in all sales channels, creative marketing programs and extensive sales resources have enabled the Company to build market leadership positions in multiple geographies, primarily North America, Europe and Russia, as well as exports products to more than 160 countries. In North America, Mohawk’s largest marketplace, the Company has leveraged its brands, breadth of offering and award-winning merchandising to build strong positions across all of its product categories. In Europe and Russia, similar advantages have supported market leadership in ceramic, premium laminate and sheet vinyl. The Company also has assumed a strong position in the fast-growing LVT market on both sides of the Atlantic following the 2015 acquisition of IVC and subsequent investments to expand production.

Product Innovation

Mohawk drives performance through product innovation and improvements across all categories. In ceramic, this includes proprietary Reveal Imaging® printing that replicates the appearance of other surfaces, such as long planks with the visuals and texture of natural wood as well as tiles that mimic natural stone, cement and other alternatives. In carpet, exclusive fiber technologies include the unique bio-based SmartStrand® and its brand extensions that represented the first super soft stain resistant products on the market and the patented Continuum process that adds bulk and softness to polyester fiber, differentiating the Company’s products in this fast growing component of the carpet market. These fiber advantages have been extended into the Company’s rug production as well, adding luxurious feel and performance enhancements to the Company’s design leadership. In laminate, the Company’s installation technology revolutionized the category, and the Company continues to deliver new innovations with more realistic visuals and surface embossing in register that precisely recreates the appearance of wood. In hardwood flooring, the Company is introducing longer and wider planks in increasingly popular engineered wood collections, as well as introducing more fashion-forward stains, finishes and surface protection. The Company’s vinyl offerings reflect significant investments in leading-edge technology that yield incredibly realistic reproductions of stone, wood and other materials with embossed finishes that accentuate the beauty of the products.

Operational Excellence

Mohawk’s highly efficient manufacturing and distribution assets serve as the foundation for successful growth. By leveraging continuous process improvement and automation, the Company’s operations drive innovation, quality and value. Through its commitment to sustainability practices, the Company has also optimized natural resources and raw materials. Since 2013, the Company has invested approximately $2 billion to expand capacity, introduce differentiated new products and improve efficiencies. In particular, the Company’s capital investments have improved recently acquired businesses by upgrading their product offerings, expanding their distribution and improving their productivity. For more than a decade, Mohawk's training and development programs have been ranked among the best in the country by Training magazine, and Forbes designated Mohawk as one of the Best Large U.S. Employers in 2016.

Sustainability

The Company believes that it is the industry leader in sustainable products and processes. The Company’s extensive use of recycled content in its products includes the annual use of over 5 billion plastic bottles to create polyester carpet fiber and more than 25 million pounds of tires to produce decorative crumb rubber mats. In all, the Company diverts more than 7 million pounds of waste from landfills each year, with 43 of the Company’s manufacturing sites internally certified as Zero Process Waste to Landfill facilities. The Company’s commitment to sustainability extends beyond its products to resource utilization, including a 100 million gallon reduction in water use since 2014 even as the Company grew, lower greenhouse gas emissions and increased energy efficiency, as well. The Company also produces energy through solar panels, windmills and a waste to energy program using scrap material. The Company’s commitment to safety and wellness helps to retain a talented workforce. The Company currently operates 11 on-site or near-site Healthy Life Centers to assist employees with management of chronic conditions as well as the treatment of acute illness. The Company’s annual sustainability report details these and other initiatives and may be accessed at mohawksustainability.com.

Sales and Distribution

Global Ceramic Segment

The Global Ceramic segment designs, markets, manufactures, distributes and sources a broad line of ceramic tile, porcelain tile and natural stone products. Products are distributed through various distribution channels including independent distributors, home centers, Company-operated service centers and stores, ceramic specialists, commercial contractors, and directly to commercial end users. The business is organized to address the specific customer needs of each distribution channel with dedicated sales forces that support the various channels.

The Company provides customers with one of the ceramic tile industry’s broadest product lines—a complete selection of glazed floor tile, glazed wall tile, mosaic tile, porcelain tile, quarry tile, stone products, and installation products. In addition to products manufactured by the Company’s ceramic tile business, the Company also sources products from other manufacturers to enhance its product offering.

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

Flooring NA Segment

Through its Flooring NA segment, the Company designs, markets, manufactures, distributes and sources carpet, laminate, carpet pad, rugs, hardwood, LVT and sheet vinyl in a broad range of colors, textures and patterns. The Flooring NA segment positions product lines in all price ranges and emphasizes quality, style, performance and service. The Flooring NA segment markets and distributes its product lines to independent distributors, floor covering retailers, home centers, mass merchandisers, department stores, shop at home, buying groups, commercial contractors and commercial end users. Some products are also marketed through private labeling programs. Sales to residential customers represent a significant portion of the total industry and the majority of the segment's sales.

The Company has positioned its brand names across all price ranges. Aladdin, Mohawk, Horizon, IVC, Pergo, Portico, Quickstep, SmartStrand and Karastan are positioned to sell in the residential flooring markets. Aladdin Commercial and Karastan Contract are positioned to sell in the commercial market, which is made up of: corporate office space, education institutions, healthcare facilities, retail space and government facilities. The Company also sells into the commercial hospitality space for hotels and restaurants using its Durkan brand.
The segment’s sales forces are generally organized by product type and sales channels in order to best serve each type of customer. Product delivery to independent dealers is done predominantly on Mohawk trucks operating from strategically positioned warehouses and cross-docks that receive inbound product directly from the Company's manufacturing operations.

Flooring ROW Segment

The Flooring ROW segment designs, manufactures, markets, licenses, distributes and sources laminate, hardwood, LVT and sheet vinyl. It also designs and manufactures roofing elements, insulation boards, MDF and chipboards. Products are distributed through separate distribution channels consisting of retailers, independent distributors, wholesalers and home centers. The business is organized to address the specific customer needs of each distribution channel.

The Flooring ROW segment markets and sells laminate, hardwood and vinyl flooring products under the IVC, Moduleo, Quick-Step, Pergo and Magnum brands. The Flooring ROW segment also sells private label laminate, hardwood and vinyl flooring products. The Company believes Quick-Step and Pergo are leading brand names in the European flooring industry. In addition, the Flooring ROW segment markets and sells insulation boards, roof panels, MDF and chipboards in Europe under the Unilin and Xtratherm brands. The segment also licenses its intellectual property to flooring manufacturers throughout the world.

The Company uses regional distribution centers and direct shipping from manufacturing facilities to provide high-quality customer service and enhance the Company’s ability to plan and manage inventory requirements.

Advertising and Promotion

The Company’s brands are among the best known and most widely distributed in the industry. The Company vigorously supports the value and name recognition of its brands through both traditional advertising channels -- including numerous trade publications and unique promotional events that highlight product design and performance -- and social media initiatives and Internet-based advertising. The Company has invested significantly in websites that educate consumers about the Company’s products, helping them to make informed decisions about purchases and identifying local retailers that offer the Company’s collections. In 2016, the Company introduced Omnify™, a new Internet platform that automatically syncs updated product and sales information between the Company and aligned retailer websites, ensuring that consumers have access to the most accurate and timely information.

The Company actively participates in cause marketing partnerships with such well known programs as Susan G. Komen® (breast cancer research), Habitat for Humanity® (housing for low income families) and Operation Finally Home® (housing for disabled veterans), which include both traditional media partnerships as well as promotional events generating national press coverage. The Company also sponsors a European cycling team to promote its Quick-Step brand through logo placements and use of the team in its advertising and point-of-sale displays.

The Company introduces new products, merchandising and marketing campaigns through participation in regional, national and international trade shows as well as exclusive dealer conventions. The Company supports sales with its retail customers through cooperative advertising programs that extend the reach of the Company’s promotion as well as with innovative merchandising displays that highlight the Company’s differentiated products and provide samples to consumers. The cost of providing merchandising displays, product samples, and point of sale promotional marketing, is recovered by the purchase of these items by the Company's customers.

Manufacturing and Operations

Global Ceramic Segment

The Company’s tile manufacturing operations are vertically integrated from the production of raw material for body and glaze preparation to the manufacturing and distribution of ceramic and porcelain tile. The Company believes that its manufacturing organization offers competitive advantages due to its ability to manufacture a differentiated product line consisting of one of the industry’s broadest product offerings of colors, textures and finishes and its ability to utilize the industry’s newest technology, as well as the industry’s largest offering of trim and decorative pieces. In addition, the Global Ceramic segment also sources a portion of its product to enhance its product offerings. The Global Ceramic segment continues to invest in equipment that utilizes the latest technologies, which supports the Company's efforts to increase manufacturing capacity, improve efficiency, meet the growing demand for its innovative products and develop new capabilities.

Flooring NA Segment

The Company’s carpet and rug manufacturing operations are vertically integrated and include the extrusion of triexta, nylon, polyester and polypropylene resins, as well as recycled post-consumer plastics into fiber. The Flooring NA segment is also vertically integrated in yarn processing, backing manufacturing, tufting, weaving, dyeing, coating and finishing.

The Company is also vertically integrated with significant manufacturing assets that produce laminate flooring, high density fiber board, engineered and pre-finished solid hardwood flooring, fiber-glass sheet vinyl, and luxury vinyl tile. The Flooring NA segment continues to invest in capital projects, such as the expansion of the Company's North American LVT manufacturing capacity. Other investments in state-of-the-art equipment support market growth, increase manufacturing efficiency and improve overall cost competitiveness.

Flooring ROW Segment

The Company’s laminate and vinyl flooring manufacturing operations in Europe are vertically integrated. The Company believes its Flooring ROW segment has advanced equipment that results in competitive manufacturing in terms of cost and flexibility. In addition, the Flooring ROW segment has significant manufacturing capability for engineered wood flooring, LVT and sheet vinyl. The Flooring ROW segment continues to invest in capital expenditures, such as the LVT expansion, including new plants utilizing the latest advances in technologies to increase manufacturing capacity, improve efficiency and develop new capabilities including state-of-the-art, fully integrated LVT production which will leverage the Company's proven track record of bringing innovative and high-quality products to the market. The manufacturing facilities for roofing elements, insulation boards, MDF and chipboards in the Flooring ROW segment are all configured for cost-efficient manufacturing and production flexibility and are competitive in the European market.

Inputs and Suppliers

Global Ceramic Segment

The principal raw materials used in the production of ceramic tile are clay, talc, industrial minerals and glazes. The Company has long-term clay mining rights in the U.S., Russia and Bulgaria that satisfy a portion of its clay requirements for producing tile. The Company also purchases a number of different grades of clay for the manufacture of its tile. The Company has entered into long-term supply agreements for a portion of its talc requirements. Glazes are used on a significant percentage of manufactured tiles. Glazes consist of frit (ground glass), zircon, stains and other materials, with frit being the largest ingredient. The Company manufactures a significant amount of its frit requirements. The Company believes that there is an adequate supply of all grades of clay, talc and industrial minerals that are readily available from a number of independent sources. If these suppliers were unable to satisfy the Company's requirements, the Company believes that alternative supply arrangements would be available.

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

Industry and Competition

The Company is the largest flooring manufacturer in a fragmented industry composed of a wide variety of companies from small privately held firms to large multinationals. In 2015, the U.S. floor covering industry reported $23.1 billion in sales, up approximately 4.2% over 2014's sales of $22.2 billion. In 2015, the primary categories of flooring in the U.S., based on sales, were carpet and rug (46%), hardwood (16%), resilient (includes vinyl and LVT) and rubber (14%), ceramic tile (14%), stone (6%) and laminate (4%). In 2015, the primary categories of flooring in the U.S., based on square feet, were carpet and rug (53%), resilient (includes vinyl and LVT) and rubber (18%), ceramic tile (14%), hardwood (8%), laminate (5%) and stone (2%).  Each of these categories is influenced by the residential construction, commercial construction, and residential remodeling markets. These markets are influenced by many factors including changing consumer preferences, consumer confidence, spending for durable goods, interest rates, inflation, availability of credit, turnover in housing and the overall strength of the economy.

The principal methods of competition within the floor covering industry generally are product innovation, style, quality, price, performance technology and service. In each of the markets, price and market coverage are particularly important when there is limited differentiation among competing product lines. The Company actively seeks to differentiate its products in the marketplace by introducing innovative products with premium features that provide a superior value proposition. The Company’s investments in manufacturing technology, computer systems and distribution network, as well as the Company’s marketing strategies and resources, contribute to its ability to compete on the basis of performance, quality, style and service, rather than price.

Global Ceramic Segment

Globally, the ceramic tile industry is significantly fragmented. Certain regions around the world have established sufficient capacity to allow them to meet domestic needs in addition to exporting product to other markets where their design and/or technical advantages may drive consumer preferences. Some mature markets have seen industry consolidation driven by mergers and acquisitions, however most markets are comprised of many relatively small manufacturers all working with similar technologies, raw materials and designs. During 2015, the estimated global capacity for ceramic tile was 131 billion square feet, with selling prices varying widely based on a variety of factors, including supply within the market, materials used, size, shape and design. While the Company operates ceramic manufacturing facilities in six countries, the Company has leveraged advantages in technology, design, brand recognition and marketing to extend exports of its products to approximately 160 countries. As a result of this global sales strategy, the Company faces competition in the ceramic tile market from a large number of foreign and domestic manufacturers, all of which compete for sales of ceramic tile to customers through multiple residential and commercial channels. The Company believes it is the largest manufacturer, distributor and marketer of ceramic tile in the world. The Company also believes it is the largest manufacturer, distributor and marketer of ceramic tile in specific markets, including the U.S., Europe and Russia. The Company has leveraged the advantages of its scale, product innovation and unique designs in these markets to solidify its leadership position, however the Company continues to face pressures in these markets from imported ceramic products as well as alternate flooring categories.

Flooring NA Segment

The North American flooring industry is highly competitive with an increasing variety of product categories, shifting consumer preferences and pressures from imported products, particularly in the rug and hard surface categories. Based on industry publications, the U.S. flooring industry for carpet and rug in 2015 had market sales in excess of $10.7 billion of the overall $23.1 billion market. The Company believes it is the largest producer of rugs and the second largest producer of carpet in the world based on its 2015 net sales. The Company differentiates its carpet and rug products in the market place through proprietary fiber systems, state-of-the-art manufacturing technologies and unique styling as well as leveraging the strength of some of the oldest and best known brands in the industry. The Company also believes it is the largest manufacturer and distributor of laminate flooring in the U.S. as well as one of the largest manufacturers and distributors of solid and engineered hardwood flooring.  The Company’s leading position in laminate flooring is driven by the strength of its premium brands as well as technical innovations such as realistic visuals, beveled edges, deeply embossed in register surfaces and patented installation technologies. The U.S. LVT and sheet vinyl industry is highly competitive and according to industry publications, grew over 30% in 2015. Based on industry publications, the U.S. flooring industry for LVT and sheet vinyl in 2015 had market sales of $2.9 billion of the $6.2 billion vinyl market. The Company believes that it is one of the largest manufacturers and distributors of LVT and sheet vinyl in the U.S. The Company’s sheet vinyl operations produce fiberglass backed products, which have proven more popular with consumers in the past several years.

Flooring ROW Segment

The Company faces competition in the non-U.S. laminate, hardwood, LVT and sheet vinyl flooring business from a large number of domestic manufacturers as well as pressures from imports. The Company believes it is one of the largest manufacturers and distributors of laminate flooring in the world, with a focus on high-end products, which the Company supplies under some of the best known and most widely marketed brands in the region. In addition, the Company believes it has a competitive advantage in the laminate flooring market as a result of the Company’s industry-leading visuals and embossed in register surfaces as well as patented installation technologies, all of which allow the Company to distinguish its products in the areas of design, quality, installation and assembly. In hardwood flooring, the Company has extended the strength of its well known laminate brands and its installation technology to add value to its wood collections. The Company faces competition in the non-U.S. vinyl flooring channel from a large number of domestic and foreign manufacturers, but believes it has a competitive advantage in the LVT and sheet vinyl market due to industry-leading design, patented technologies, brand recognition and vertical integration. The Company has elevated the performance of its sheet vinyl collections and is now aggressively placing the product in commercial applications. The Company has also extended the reach of its distribution by acquiring national distributors in the U.K., Australia and New Zealand. Through a 2015 acquisition, the Company has extended its insulation panel business to the U.K. and Ireland while expanding sales in its core Benelux Region.

Patents and Trademarks

Intellectual property is important to the Company’s business and the Company relies on a combination of patent, copyright, trademark and trade secret laws to protect its interests.

The Company uses several trademarks that it considers important in the marketing of its products, including American Olean, Daltile, Durkan, IVC, Karastan, Marazzi, Mohawk, Pergo, Quick-Step and Unilin. These trademarks represent innovations that highlight competitive advantages and provide differentiation from competing brands in the market.

The Flooring ROW segment owns a number of patent families in Europe and the U.S. some of which the Company licenses to manufacturers throughout the world. The most important of these patent families is the UNICLIC family, which include the snap, pretension and clearance patents. Most of the UNICLIC family of patents will expire in 2017. The licensing earnings from patents included in the Flooring ROW segment's results were approximately $148 million in 2016, only a portion of which will be retained following the UNICLIC expiration. While the Company continues to explore additional opportunities to generate revenue from its patent portfolio, only a portion of the licensing earnings will be retained following the expiration of the UNICLIC patents. The Company continues to explore additional opportunities to generate revenue from its patent portfolio. The licensing revenue from patents generated in the Flooring ROW segment's operations is partially offset by various expenses such as amortization, developing new technologies, filing new patents, supporting existing patents, defending patent lawsuits, collection and auditing of receivables, bad debt and other administrative activities. The Company expects its earnings from patents to range from $65 million to $70 million in 2017, with the amount declining to a $35 million annual run rate starting in June.

Sales Terms and Major Customers

The Company’s sales terms are substantially the same as those generally available throughout the industry. The Company generally permits its customers to return products purchased from it within specified time periods from the date of sale, if the customer is not satisfied with the quality of the product.

During 2016, no single customer accounted for more than 10% of total net sales and the top 10 customers accounted for less than 20% of the Company’s net sales. The Company believes the loss of one major customer would not have a material adverse effect on its business.

Employees

As of December 31, 2016, the Company employed approximately 37,800 persons consisting of approximately 21,200 in the United States, approximately 7,600 in Europe, approximately 3,900 in Mexico, approximately 3,800 in Russia, approximately 900 in Malaysia and approximately 400 in various other countries. The majority of the Company’s European and Mexican manufacturing employees are members of unions. Most of the Company’s U.S. employees are not a party to any collective bargaining agreement. Additionally, the Company has not experienced any major strikes or work stoppages in recent years. The Company believes that its relations with its employees are good.

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

On March 26, 2015, the Company entered into a $1,800 million, senior revolving credit facility (the "2015 Senior Credit Facility"). As of December 31, 2016, the amount utilized under the 2015 Senior Credit Facility, including the commercial paper issuance, was $881.9 million resulting in a total of $918.1 million available. The amount utilized included $820.3 million of commercial paper issued, $60.7 million of direct borrowings, and $0.9 million of standby letters of credit related to various insurance contracts and foreign vendor commitments. In addition, on December 19, 2012, the Company entered into an on-balance sheet U.S. trade accounts receivable securitization agreement (the "Securitization Facility") that after an amendment on September 11, 2014 allows the Company to borrow up to $500 million based on available accounts receivable and is secured by the Company's U.S. trade accounts receivable. At December 31, 2016, the amount utilized under the Securitization Facility was $500.0 million.

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

The results of the Company’s foreign subsidiaries are translated into U.S. dollars from the local currency for consolidated reporting. The exchange rates between some of these currencies and the U.S. dollar in recent years have fluctuated significantly and may continue to do so in the future. The Company may not be able to manage effectively the Company’s currency translation risks, and volatility in currency exchange rates may have a material adverse effect on the Company’s consolidated financial statements and affect comparability of the Company’s results between financial periods.

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

Operations in emerging markets are subject to greater risk than more developed markets, including in some cases significant legal, economic and political risks. Market conditions and the political structures that support them are subject to rapid change in these economies, and the Company may not be able to react quickly enough to protect its assets and business operations. In particular, developing markets in which the Company operates may be characterized by one or more of the following:

•	complex and conflicting laws and regulations, which may be inconsistently or arbitrarily enforced;

•	high incidences of corruption in state regulatory agencies;

•	volatile inflation;

•	widespread poverty and resulting political instability;

•	compliance with laws governing international relations, including U.S. laws that relate to sanctions and corruptions;

•	immature legal and banking systems;

•	uncertainty with respect to title to real and personal property;

•	underdeveloped infrastructure;

•	heavy state control of natural resources and energy supplies;

•	state ownership of transportation and supply chain assets;

•	high protective tariffs and inefficient customs processes; and

•	high crime rates.

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

The Company’s businesses rely on sophisticated software applications to obtain, process, analyze and manage data. The Company relies on these systems to, among other things:

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

Any event that causes interruptions to the input, retrieval and transmission of data or increase in the service time, whether caused by human error, natural disasters, power loss, computer viruses, system conversion, cyber attacks including and not limited to hacking, intrusions, malware or otherwise, could disrupt our normal operations. There can be no assurance that we can effectively carry out our disaster recovery plan to handle the failure of our information systems, or that we will be able to restore our operational capacity within sufficient time to avoid material disruption to our business. The occurrence of any of these events could cause unanticipated disruptions in service, decreased customer service and customer satisfaction, harm to our reputation and loss or misappropriation of sensitive information, which could result in loss of customers, increased operating expenses and financial losses. Any such events could in turn have a material adverse effect on our business, financial condition, results of operations, and prospects.

The Company’s inability to maintain its patent licensing revenues in its laminate flooring business could have a material adverse effect on the Company’s business.

The profit margins of certain of the Company’s businesses, particularly the Company’s laminate flooring business, depend in part upon the Company’s ability to obtain, maintain and license proprietary technology used in the Company’s principal product families.

The Company has obtained a number of patents relating to the Company’s products and associated methods and has filed applications for additional patents, including the UNICLIC and Pergo family of patents, which protect its interlocking laminate flooring technology. The Company generated approximately $148 million of earnings from licensing these patents in 2016, the majority of which will expire in 2017. The Company continues to develop new sources of revenue that may partially offset the expiration of its revenue-producing patents. The failure to develop alternative revenues could have a material adverse effect on the Company's business.

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

Failure to successfully manage and integrate an acquisition with the Company’s existing operations could lead to the potential loss of customers of the acquired business, the potential loss of employees who may be vital to the new operations, the potential loss of business opportunities or other adverse consequences that could have a material adverse effect on the Company’s business. Even if integration occurs successfully, failure of the acquisition to achieve levels of anticipated sales growth, profitability, or otherwise perform as expected, may result in goodwill or other asset impairments or otherwise have a material adverse effect on the Company’s business. Finally, acquisition targets may be subject to material liabilities that are not properly identified in due diligence and that are not covered by seller indemnification obligation or third party insurance. The unknown liabilities of the Company's acquisition targets may have a material adverse effect on the Company's business.

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

As part of the Company’s business strategy, the Company intends to pursue a wide array of potential strategic transactions, including acquisitions of complementary businesses, as well as strategic investments and joint ventures. Although the Company regularly evaluates such opportunities, the Company may not be able to successfully identify suitable acquisition candidates or to obtain sufficient financing on acceptable terms to fund such strategic transactions, which may slow the Company's growth and have a material adverse effect on the Company's business.

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

In the ordinary course of business, the Company is subject to a variety of product-related claims, lawsuits and legal proceedings, including those relating to product liability, product warranty, product recall, personal injury, and other matters. A very large claim or several similar claims asserted by a large class of plaintiffs could have a material adverse effect on the Company's business, if the Company is unable to successfully defend against or resolve these matters or if its insurance coverage is insufficient to satisfy any judgments against the Company or settlements relating to these matters. Although the Company has product liability insurance, the policies may not provide coverage for certain claims against the Company or may not be sufficient to cover all possible liabilities. Further, the Company may not be able to maintain insurance at commercially acceptable premium levels. Moreover, adverse publicity arising from claims made against the Company, even if the claims are not successful, could adversely affect the Company’s reputation or the reputation and sales of its products.

The Company's inability to protect its intellectual property rights could have a material adverse effect on the Company's business

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

Forward-Looking Information

Certain of the statements in this Form 10-K, particularly those anticipating future performance, business prospects, growth and operating strategies, and similar matters, and those that include the words “could,” “should,” “believes,” “anticipates,” “expects” and “estimates” or similar expressions constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For those statements, Mohawk claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. There can be no assurance that the forward-looking statements will be accurate because they are based on many assumptions, which involve risks and uncertainties. The following important factors could cause future results to differ: changes in economic or industry conditions; competition; inflation and deflation in raw material prices and other input costs; inflation and deflation in consumer markets; currency fluctuations; energy costs and supply; timing and level of capital expenditures; timing and implementation of price increases for the Company’s products; impairment charges; integration of acquisitions; international operations; introduction of new products; rationalization of operations; tax, product and other claims; litigation; regulatory and political changes in the jurisdictions in which we do business; and other risks identified in Mohawk’s SEC reports and public announcements.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company owns and leases manufacturing and distribution facilities worldwide. The table below lists the primary owned and leased facilities at December 31, 2016. The Company owns its Corporate Headquarters in Calhoun, GA. The Company also owns and operates service centers and stores in the United States & Russia, none of which are individually material. The Company believes its existing facilities are suitable for its present needs.

The following is a list of the principal manufacturing and distribution facilities owned or leased by the Company:

Location	Function / Use	Owned / Leased
Global Ceramics Segment:
Borriol, Spain	Manufacturing & Distribution	Owned
Castellon, Spain	Manufacturing	Owned
Dickson, Tennessee	Manufacturing & Distribution	Owned
El Paso, Texas	Manufacturing	Owned
Eldersburg, Maryland	Distribution	Leased
Fayette, Alabama	Manufacturing & Distribution	Owned
Finale Emilia, Italy	Manufacturing	Owned
Fiorano, Italy	Manufacturing	Owned
Florence, Alabama	Manufacturing & Distribution	Owned
Isperih, Bulgaria	Manufacturing & Distribution	Owned
Lewisport, Kentucky	Manufacturing	Owned
Malino, Russia	Manufacturing & Distribution	Owned
Mexicali, Mexico	Manufacturing	Owned
Monterrey, Mexico	Manufacturing	Owned
Monterrey, Mexico	Distribution	Leased
Muskogee, Oklahoma	Manufacturing & Distribution	Owned
Ontario, California	Distribution	Leased
Orel, Russia	Manufacturing & Distribution	Owned
Salamanca, Mexico	Manufacturing	Owned
Sassuolo, Italy	Manufacturing & Distribution	Owned
Shumen, Bulgaria	Manufacturing & Distribution	Owned
Sunnyvale, Texas	Manufacturing	Owned
Sunnyvale, Texas	Distribution	Leased

Location	Function / Use	Owned / Leased
Flooring NA Segment:
Bennettsville, South Carolina	Manufacturing	Owned
Calhoun, Georgia	Manufacturing & Distribution	Owned
Dalton, Georgia	Manufacturing & Distribution	Owned
Danville, Virginia	Manufacturing	Owned
Eden, North Carolina	Manufacturing & Distribution	Owned
Flower Mound, Texas	Distribution	Leased
Fontana, California	Distribution	Leased
Garner, North Carolina	Manufacturing	Owned
Garner, North Carolina	Distribution	Leased
Glasgow, Virginia	Manufacturing	Owned
Hillsville, Virginia	Manufacturing	Owned
Holden, West Virginia	Manufacturing	Owned
Lyerly, Georgia	Manufacturing	Owned
Melbourne, Arkansas	Manufacturing	Owned
Milledgeville, Georgia	Manufacturing	Owned
Mt. Gilead, North Carolina	Manufacturing	Owned
Roanoke, Alabama	Manufacturing	Owned
Sugar Valley, Georgia	Manufacturing	Owned
Summerville, Georgia	Manufacturing	Owned
Thomasville, North Carolina	Manufacturing	Owned

Flooring ROW Segment:
Avelgem, Belgium	Manufacturing	Owned
Avelgem, Belgium	Manufacturing	Leased
Bazeilles, France	Manufacturing	Owned
Chesterfield, United Kingdom	Manufacturing	Owned
Desselgem, Belgium	Manufacturing	Owned
Dzerzhinsk, Russia	Manufacturing	Owned
Feluy, Belgium	Manufacturing	Owned
Izegem, Belgium	Manufacturing	Owned
Meath County, Ireland	Manufacturing	Owned
Moeskroen, Belgium	Manufacturing	Owned
Oisterwijk, Netherlands	Manufacturing	Owned
Oostrozebeke, Belgium	Manufacturing & Distribution	Owned
Sungai Pentani, Malaysia	Manufacturing	Owned
Sury-le-Comtal, France	Manufacturing	Owned
Vielsalm, Belgium	Manufacturing	Owned
Vyskov, Czech Republic	Manufacturing	Owned
Wielsbeke, Belgium	Manufacturing & Distribution	Owned
Wiltz, Luxembourg	Manufacturing	Owned

Item 3.	Legal Proceedings

The Company is involved in litigation from time to time in the regular course of its business. Except as noted below, there are no material legal proceedings pending or known by the Company to be contemplated to which the Company is a party or to which any of its property is subject.

Gadsden, Alabama Litigation

In September 2016, the Water Works and Sewer Board of the City of Gadsden, Alabama (the “Water Board”) filed an individual complaint in the Circuit Court of Etowah County, Alabama against certain manufacturers, suppliers and users of chemicals containing perfluorinated compounds, including the Company. On October 26, 2016, the defendants removed the case to the United States District Court for the Northern District of Alabama, Middle Division, alleging diversity of citizenship and fraudulent joinder.  The Water Board filed a motion to remand the case back to the state court and the defendants have opposed the Water Board’s motion.  The parties await a ruling from the federal court on the motion to remand. The Company has never manufactured perflourinated compounds, but purchased them for use in the manufacture of its carpets prior to 2007.  The Water Board is not alleging chemical levels in the Company’s wastewater discharge exceeded legal limits.  Instead, the Water Board is seeking lost profits based on allegations that its customers decreased water purchases, reimbursement for the cost of a filter and punitive damages.

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

Polyurethane Foam Litigation

Beginning in August 2010, a series of civil lawsuits were initiated in several U.S. federal courts alleging that certain manufacturers of polyurethane foam products and competitors of the Company’s carpet underlay division had engaged in price fixing in violation of U.S. antitrust laws. The Company was named as a defendant in a number of the individual cases, as well as in two consolidated amended class action complaints on behalf of a class of all direct purchasers of polyurethane foam products and on behalf of a class of indirect purchasers. In these actions, the plaintiffs, on behalf of themselves and/or a class of purchasers, sought damages allegedly suffered as a result of alleged overcharges in the price of polyurethane foam products from at least 1999 to the present. Any damages actually awarded at trial would have been subject to being tripled under US antitrust laws.

On March 23 and April 30, 2015, the Company entered into agreements to settle all claims brought by the class of direct and indirect purchasers, and the trial court entered orders granting approval of the settlements on November 19, 2015 and January 27, 2016. Certain individual members of the indirect purchaser class sought to overturn the approval through an appeal to the Sixth Circuit of Appeals. As of June 21, 2016, all of these appeals have been dismissed, provided that one request to reconsider remains pending. The Company has also entered into settlement agreements resolving all of the claims brought on behalf of all of the consolidated individual lawsuits.

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

General

The Company believes that adequate provisions for resolution of all contingencies, claims and pending litigation have been made for probable losses that are reasonably estimable. These contingencies are subject to significant uncertainties and the Company is unable to estimate the amount or range of loss, if any, in excess of amounts accrued. The Company does not believe that the ultimate outcome of these actions will have a material adverse effect on its financial condition but could have a material adverse effect on its results of operations, cash flows or liquidity in a given quarter or year.

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

	Mohawk Common Stock
	High	Low
2015
First Quarter	$188.29	151.15
Second Quarter	195.53	172.97
Third Quarter	212.16	174.49
Fourth Quarter	201.88	180.00
2016
First Quarter	192.43	151.78
Second Quarter	201.03	177.96
Third Quarter	216.22	186.19
Fourth Quarter	204.87	176.98
As of February 22, 2017, there were 240 holders of record of Common Stock. The Company has not paid or declared any cash dividends on shares of its Common Stock since completing its initial public offering. The Company’s policy is to retain all net earnings for the development of its business, and it does not anticipate paying cash dividends on the Common Stock in the foreseeable future. The payment of future cash dividends will be at the discretion of the Board of Directors and will depend upon the Company’s profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors.
The Company’s Board of Directors has authorized the repurchase of up to 15 million shares of the Company’s outstanding common stock. Since the inception of the program in 1999, a total of approximately 11.5 million shares have been repurchased at an aggregate cost of approximately $335.5 million. All of these repurchases have been financed through the Company’s operations and banking arrangements. The Company did not repurchase shares during the year ended December 31, 2016.

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

	As of or for the Years Ended December 31,
	2016	2015(a)	2014	2013(b)	2012
	(In thousands, except per share data)
Statement of operations data:
Net sales	$8,959,087	8,071,563	7,803,446	7,348,754	5,787,980
Cost of sales	6,146,262	5,660,877	5,649,254	5,427,945	4,297,922
Gross profit	2,812,825	2,410,686	2,154,192	1,920,809	1,490,058
Selling, general and administrative expenses	1,532,882	1,573,120	1,381,396	1,373,878	1,110,550
Operating income	1,279,943	837,566	772,796	546,931	379,508
Interest expense	40,547	71,086	98,207	92,246	74,713
Other expense (income), net	(1,729)	17,619	10,698	9,114	303
Earnings from continuing operations before income taxes	1,241,125	748,861	663,891	445,571	304,492
Income tax expense	307,559	131,875	131,637	78,385	53,599
Earnings from continuing operations	933,566	616,986	532,254	367,186	250,893
Loss from discontinued operations, net of income tax benefit of $1,050	—	—	—	(17,895)	—
Net earnings including noncontrolling interest	933,566	616,986	532,254	349,291	250,893
Less: Net earnings attributable to the noncontrolling interest	3,204	1,684	289	505	635
Net earnings attributable to Mohawk Industries, Inc.	$930,362	615,302	531,965	348,786	250,258

Basic earnings from continuing operations per share	$12.55	8.37	7.30	5.11	3.63
Basic earnings per share attributable to Mohawk Industries, Inc.	$12.55	8.37	7.30	4.86	3.63
Diluted earnings from continuing operations per share	$12.48	8.31	7.25	5.07	3.61
Diluted earnings per share attributable to Mohawk Industries, Inc.	$12.48	8.31	7.25	4.82	3.61

Balance sheet data:
Working capital	$753,192	(9,056)	1,033,762	1,764,907	1,721,397
Total assets	10,230,596	9,934,400	8,285,544	8,494,177	6,303,684
Long-term debt (including current portion)	2,511,485	3,191,967	2,253,440	2,260,008	1,382,942
Total stockholders’ equity	5,783,487	4,860,863	4,422,813	4,470,306	3,719,617

(a)	During 2015, the Company acquired the IVC Group, the KAI Group and Xtratherm as discussed in Note 2 of the Notes to Consolidated Financial Statements.

(b)	During 2013, the Company acquired Pergo, Marazzi and Spano.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview

The Company has three reporting segments, Global Ceramic, Flooring North America ("Flooring NA") and Flooring Rest of the World ("Flooring ROW"). The Global Ceramic segment designs, manufactures, sources and markets a broad line of ceramic tile, porcelain tile, natural stone and other products, which it distributes primarily in North America, Europe and Russia through various selling channels, which include company-owned stores, independent distributors and home centers. The segment’s product lines are sold through Company-operated service centers, independent distributors, home center retailers, tile and flooring retailers and contractors. The Flooring NA segment designs, manufactures, sources and markets its floor covering product lines, including carpets, rugs, carpet pad, hardwood, laminate and vinyl products, including LVT, which it distributes through its network of regional distribution centers and satellite warehouses using Company-operated trucks, common carrier or rail transportation. The segment’s product lines are sold through various selling channels, including independent floor covering retailers, distributors, home centers, mass merchandisers, department stores, shop at home, buying groups, commercial contractors and commercial end users. The Flooring ROW segment designs, manufactures, sources, licenses and markets laminate, hardwood flooring, roofing elements, insulation boards, medium-density fiberboard ("MDF"), chipboards, other wood products and vinyl products, including LVT, which it distributes primarily in Europe and Russia through various selling channels, which include retailers, independent distributors and home centers.

The Company is a significant participant in every major product category across the global flooring industry. In the industry, sales of tile, LVT, sheet vinyl, laminate and wood are growing faster than sales of carpet and rugs. Inside the soft surface category, sales of polyester carpets are increasing, which decreases the average selling price in the soft surface category. The Company believes that it is well positioned in all product types to satisfy these changes in customer trends.
A majority of the Company’s sales and long-lived assets are located in the United States and Europe. The Company expects continued strong performance in the United States market as residential housing starts and remodeling continue to improve. In Europe, the Company’s operations improved on a local basis despite a low-growth macro-economic environment. The Company also has operations in Mexico and Russia where the Company is growing market share, especially in its ceramic tile product lines. While the Company is performing well in the local markets where it operates, the Company expects that a strong U.S. dollar will continue to impact the translation of its foreign operating results.
Net earnings attributable to the Company were $930.4 million, or diluted EPS of $12.48 for 2016 compared to net earnings attributable to the Company of $615.3 million, or diluted EPS of $8.31 for 2015. The increase in EPS was primarily attributable to increased sales volumes, savings from capital investments and cost reduction initiatives, lower material costs, the absence of a non-recurring charge of approximately $122.5 million in 2015 related to the settlement and defense of the polyurethane foam litigation, and the receipt of $90.0 million related to a contract dispute, partially offset by costs associated with investments in new product development, sales personnel, and marketing and the $47.9 million write off of the Lees tradename.
For the year ended December 31, 2016, the Company generated $1,327.6 million of cash from operating activities. As of December 31, 2016, the Company had cash and cash equivalents of $121.7 million, of which $29.2 million was in the United States and $92.4 million was in foreign countries.

Recent Events

In January, the Company entered into an agreement to acquire a ceramic company in Italy. The Company anticipates product, sales and manufacturing synergies that will enhance its cost position and strengthen its combined brands and distribution.

Results of Operations
Following are the results of operations for the last three years:

	For the Years Ended December 31,
	2016		2015		2014
	(In millions)
Statement of operations data:
Net sales	$8,959.1	100.0%	$8,071.6	100.0%	$7,803.4	100.0%
Cost of sales (1)	6,146.3	68.6%	5,660.9	70.1%	5,649.3	72.4%
Gross profit	2,812.8	31.4%	2,410.7	29.9%	2,154.1	27.6%
Selling, general and administrative expenses (2)	1,532.9	17.1%	1,573.1	19.5%	1,381.4	17.7%
Operating income	1,279.9	14.3%	837.6	10.4%	772.7	9.9%
Interest expense (3)	40.5	0.5%	71.1	0.9%	98.2	1.3%
Other expense (4)	(1.7)	0.0%	17.6	0.2%	10.7	0.1%
Earnings before income taxes	1,241.1	13.9%	748.9	9.3%	663.8	8.5%
Income tax expense (5)	307.6	3.4%	131.9	1.6%	131.6	1.7%
Net earnings including noncontrolling interest	933.5	10.4%	617.0	7.6%	532.2	6.8%
Less: Net earnings attributable to the noncontrolling interest	3.2	—%	1.7	—%	0.3	—%
Net earnings attributable to Mohawk Industries, Inc.	$930.3	10.4%	$615.3	7.6%	$531.9	6.8%

(1) Cost of sales includes:
Restructuring, acquisition and integration charges	$38.3	0.4%	$45.6	0.6%	$31.2	0.4%
Acquisition inventory step-up	—	—%	13.3	0.2%	—	—%
(2) Selling, general and administrative expenses include:
Restructuring, acquisition and integration-related charges	12.3	0.1%	29.1	0.4%	20.4	0.3%
Legal settlement and reserve	(90.0)	(1.0)%	124.5	1.5%	10.0	0.1%
Tradename impairment	47.9	0.5%	—	—%	—	—%
Other charges	9.9	0.1%	—	—%	—	—%
(3) Interest expense includes:
Debt extinguishment costs	—	—%	—	—%	18.9	0.2%
Deferred loan cost write-off	—	—%	0.7	—%	1.1	—%
(4) Other expense (income) includes:
Loss on disposal of subsidiary	—	—%	—	—%	12.0	0.2%
Reversal of uncertain tax position indemnification asset	5.4	0.1%	11.2	0.1%	—	—%
(5) Income tax expense includes:
Reversal of uncertain tax position	(5.4)	(0.1)%	(11.2)	(0.1)%	—	—%

Year Ended December 31, 2016, as Compared with Year Ended December 31, 2015

Net sales

Net sales for 2016 were $8,959.1 million, reflecting an increase of $887.5 million, or 11.0%, from the $8,071.6 million reported for 2015. The increase was primarily attributable to higher sales volume of approximately $944 million, or 12%, which includes sales volumes attributable to acquisitions of approximately $509 million and legacy sales volumes of approximately $435 million, and the favorable net impact of price and product mix of approximately $11 million, partially offset by the net impact of unfavorable foreign exchange rates of approximately $69 million, or 1%.

Global Ceramic Segment—Net sales increased $161.8 million, or 5.4%, to $3,174.7 million for 2016, compared to $3,012.9 million for 2015. The increase was primarily attributable to higher sales volume of approximately $159 million, or 5%, which includes sales volume attributable to acquisitions of approximately $29 million and legacy sales volume of approximately $130 million, and the favorable net impact of price and product mix of approximately $45 million, or 2%, offset by the net impact of unfavorable foreign exchange rates of approximately $43 million, or 2%.

Flooring NA Segment—Net sales increased $263.6 million, or 7.3%, to $3,865.7 million for 2016, compared to $3,602.1 million for 2015. The increase was primarily attributable to higher sales volumes of approximately $305 million, or 8%, which includes sales volume attributable to acquisitions of approximately $76 million and legacy sales volume of approximately $229 million, partially offset by the unfavorable net impact of price and product mix of $42 million, or 1%

Flooring ROW Segment—Net sales increased $461.7 million, or 31.7%, to $1,918.6 million for 2016, compared to $1,456.9 million for 2015. The increase was primarily attributable to higher sales volume of approximately $481 million, or 33%, which includes sales volume attributable to acquisitions of approximately $405 million and legacy sales volume of approximately $76 million and the favorable net impact of price and product mix of approximately $7 million, partially offset by the net impact of unfavorable foreign exchange rates of approximately $26 million, or 2%.

Quarterly net sales and the percentage changes in net sales by quarter for 2016 versus 2015 were as follows (dollars in millions):

	2016	2015	Change
First quarter	$2,172.0	1,881.2	15.5%
Second quarter	2,310.3	2,041.7	13.2%
Third quarter	2,294.1	2,150.7	6.7%
Fourth quarter	2,182.6	1,998.0	9.2%
Total year	$8,959.0	8,071.6	11.0%

Gross profit

Gross profit for 2016 was $2,812.8 million (31.4% of net sales), an increase of $402.1 million or 16.7%, compared to gross profit of $2,410.7 million (29.9% of net sales) for 2015. As a percentage of net sales, gross profit increased 150 basis points. The increase in gross profit dollars was primarily attributable to higher sales volume of approximately $254 million, savings from capital investments and cost reduction initiatives of approximately $113 million, lower material costs of approximately $67 million and the favorable impact of lower restructuring, acquisition and integration-related, and other costs of approximately $21 million, partially offset by the net impact of unfavorable foreign exchange rates of approximately $28 million, and the unfavorable net impact of price and product mix of approximately $11 million.

Selling, general and administrative expenses

Selling, general and administrative expenses for 2016 were $1,532.9 million (17.1% of net sales), a decrease of $40.2 million compared to $1,573.1 million (19.5% of net sales) for 2015. As a percentage of net sales, selling, general and administrative expenses decreased 240 basis points. The decrease in selling, general and administrative expenses in dollars was primarily attributable savings from capital investments and cost reduction initiatives of $27 million, the net impact of favorable foreign exchange rates of approximately $9 million, and the favorable impact of lower restructuring, acquisition and integration-related, and other costs of approximately $173 million, partially offset by approximately $94 million of costs due to higher sales volume, approximately $51 million of costs associated with investments in new product development, sales personnel, and marketing, and increased employee costs of approximately $18 million. Restructuring, acquisition and integration-related, and other costs were lower primarily due to the non-recurring 2015 charge of approximately $122 million related to the settlement and defense of the polyurethane foam litigation and the $90 million received in the third quarter of 2016 related to a contract dispute, partially offset by a charge for approximately $48 million related to the write-off of the Lees tradename.

Operating income

Operating income for 2016 was $1,279.9 million (14.3% of net sales) reflecting an increase of $442.4 million, or 52.8%, compared to operating income of $837.6 million (10.4% of net sales) for 2015. The increase in operating income was primarily attributable to increased sales volumes of approximately $160 million, savings from capital investments and cost reduction initiatives of approximately $140 million, lower material costs of approximately $67 million and the favorable impact of lower restructuring, acquisition and integration-related, and other costs of approximately $194 million, partially offset by approximately $51 million of costs associated with investments in new product development, sales personnel, and marketing, the net impact of unfavorable foreign exchange rates of approximately $19 million, increased employee costs of approximately $18 million, and the unfavorable net impact of price and product mix of approximately $13 million. Restructuring, acquisition and integration-related, and other costs were lower primarily due to the non-recurring 2015 charge of approximately $122 million related to the settlement and defense of the polyurethane foam litigation and the $90 million received in the third quarter of 2016 related to a contract dispute, partially offset by a charge for approximately $48 million related to the write-off of the Lees tradename.

Global Ceramic Segment—Operating income was $478.4 million (15.1% of segment net sales) for 2016 reflecting an increase of $64.3 million, or 15.5%, compared to operating income of $414.2 million (13.7% of segment net sales) for 2015. The increase in operating income was primarily attributable to savings from capital investments and cost reduction initiatives of approximately $49 million, increased sales volumes of approximately $36 million, and the favorable impact of price and product mix of approximately $20 million, partially offset by costs associated with investments in new product development, sales personnel, and marketing of approximately $18 million, increased employee costs of approximately $9 million, increased material costs of approximately $6 million, and the net impact of unfavorable foreign exchange rates of approximately $3 million.

Flooring NA Segment—Operating income was $505.1 million (13.1% of segment net sales) for 2016 reflecting an increase of $240.8 million, or 91.1%, compared to operating income of $264.3 million (7.3% of segment net sales) for 2015. The increase in operating income was primarily attributable to savings from capital investments and cost reduction initiatives of approximately $64 million, lower material costs of approximately $49 million, increased sales volumes of approximately $46 million, and the favorable impact of lower restructuring, acquisition and integration-related, and other costs of approximately $157 million, partially offset by approximately $27 million of costs associated with investments in new product development, sales personnel, and marketing, the unfavorable impact of price and product mix of approximately $27 million, costs associated with investments in expansion of production capacity of approximately $6 million and increased employee costs of $5 million. Restructuring, acquisition and integration-related, and other costs were lower primarily due to the non-recurring 2015 charge of approximately $122 million related to the settlement and defense of the polyurethane foam litigation and the $90 million received in the third quarter of 2016 related to a contract dispute, partially offset by a charge for approximately $48 million related to the write-off of the Lees tradename.

Flooring ROW Segment—Operating income was $333.1 million (17.4% of segment net sales) for 2016 reflecting an increase of $129.7 million, or 63.8%, compared to operating income of $203.4 million (14.0% of segment net sales) for 2015. The increase in operating income was primarily attributable to higher sales volumes of approximately $77 million, savings from capital investments and cost reduction initiatives of approximately $27 million, lower material costs of approximately $23 million, lower restructuring, acquisition and integration-related, and other costs of approximately $23 million, and the favorable impact of reduced costs from investments in expansion of production capacity of approximately $6 million, partially offset by the net impact of unfavorable foreign exchange rates of approximately $16 million, the unfavorable net impact of price and product mix of approximately $6 million and approximately $5 million of costs associated with investments in new product development, sales personnel, and marketing.

Most of the UNICLIC family of patents will expire in 2017. The licensing earnings from patents included in the Flooring ROW segment's results were approximately $148 million in 2016, only a portion of which will be retained following the UNICLIC expiration. While the Company continues to explore additional opportunities to generate revenue from its patent portfolio, only a portion of the licensing earnings will be retained following the expiration of the UNICLIC patents. The Company expects its earnings from patents to range from $65 million to $70 million in 2017, with the amount declining to a $35 million annual run rate starting in June.

Interest expense

Interest expense was $40.5 million for 2016, reflecting a decrease of $30.5 million compared to interest expense of $71.1 million for 2015. The decrease was primarily attributable to the Company paying the remaining balance of its 6.125% senior notes in January 2016 utilizing cash on hand and lower interest rate commercial paper borrowings.

Other (income) expense

Other income was $1.7 million for 2016, reflecting a favorable change of $19.3 million compared to other expense of $17.6 million for 2015. The change was primarily due to the prior year release of an indemnification receivable related to the reversal of uncertain tax positions recorded with the IVC Group acquisition of approximately $11 million.

Income tax expense

For 2016, the Company recorded income tax expense of $307.6 million on earnings before income taxes of $1,241.1 million for an effective tax rate of 24.8%, as compared to an income tax expense of $131.9 million on earnings before income taxes of $748.9 million, resulting in an effective tax rate of 17.6% for 2015. The increase in effective tax rates was partially due to benefits recorded in 2015, that did not recur in 2016:  the expiration of the statute of limitations on European-related tax exposures of approximately $18 million and a favorable multi-year tax study yielding a benefit of approximately $8.5 million.  The balance of the year-over-year increase is the direct result of the geographic dispersion of the Company's earnings for 2016, which are up approximately 94% in the U.S. (partially due to the absence of the 2015 $122.5 million charge related to the settlement and defense of the polyurethane foam litigation) and almost 45% outside the U.S.  See Note 12-Income Taxes.

Year Ended December 31, 2015, as Compared with Year Ended December 31, 2014

Net sales

Net sales for 2015 were $8,071.6 million, reflecting an increase of $268.1 million, or 3.4%, from the $7,803.4 million reported for 2014. The increase was primarily attributable to higher sales volume of approximately $785 million, or 10%, which includes sales volumes attributable to acquisitions of approximately $396 million and legacy sales volume of approximately $389 million, partially offset by the net impact of unfavorable foreign exchange rates of approximately $490 million, or 6%, and the unfavorable net impact of price and product mix of approximately $28 million.

Global Ceramic Segment—Net sales decreased $2.4 million, or 0.1%, to $3,012.9 million for 2015, compared to $3,015.3 million for 2014. The decrease was primarily attributable to the net impact of unfavorable foreign exchange rates of approximately $252 million, or 8%, partially offset by higher sales volume of approximately $150 million, or 5%, which includes sales volume attributable to acquisitions of approximately $65 million and legacy sales volume of approximately $85 million, and the favorable net impact of price and product mix of approximately $99 million, or 3%.

Flooring NA Segment—Net sales increased $161.1 million, or 4.7%, to $3,602.1 million for 2015, compared to $3,441.0 million for 2014. The increase was primarily attributable to higher sales volume of approximately $275 million, or 8%, which includes sales volume attributable to acquisitions of approximately $77 million and legacy sales volume of approximately $198 million, partially offset by the unfavorable net impact of price and product mix of approximately $114 million, or 3%.

Flooring ROW Segment—Net sales increased $102.9 million, or 7.6%, to $1,456.9 million for 2015, compared to $1,354.0 million for 2014. The increase was primarily attributable to higher volume of approximately $354 million, or 26%, which includes sales volume attributable to acquisitions of approximately $254 million and legacy sales volume of approximately $100 million, partially offset by the net impact of unfavorable foreign exchange rates of approximately $238 million, or 18%, and the unfavorable net impact of price and product mix of approximately $13 million, or 1%.

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

Other (income) expense

Other expense was $17.6 million for 2015, reflecting an increase of $6.9 million compared to other expense of $10.7 million for 2014. The increase was primarily attributable to the release of an indemnification receivable related to the reversal of uncertain tax positions recorded with the IVC Group acquisition of approximately $11 million.

Income tax expense

For 2015, the Company recorded income tax expense of $131.9 million on earnings from continuing operations before income taxes of $748.9 million for an effective tax rate of 17.6%, as compared to an income tax expense of $131.6 million on earnings from continuing operations before income taxes of $663.9 million, resulting in an effective tax rate of 19.8% for 2014. The decrease in effective tax rates was primarily attributable to the expiration of the statute of limitations on European-related tax exposures, resulting in the reversal of uncertain tax positions of approximately $11 million, and the geographic dispersion of the Company's profits and losses for the year, including the $122 million charge related to the settlement and defense of the polyurethane foam litigation in the U.S., partially offset by the non-recurrence of the favorable court case in Italy of approximately $8 million occurring in 2014. See Note 12-Income Taxes.

Liquidity and Capital Resources

The Company’s primary capital requirements are for working capital, capital expenditures and acquisitions. The Company’s capital needs are met primarily through a combination of internally generated funds, commercial paper, bank credit lines, term and senior notes and credit terms from suppliers.

Net cash flows provided by operating activities for 2016 were $1,327.6 million compared to $911.9 million provided by operating activities for 2015. The increase in cash provided by operating activities for 2016 as compared to 2015 is primarily attributable to higher earnings driven by increased sales volumes during 2016 when compared to the prior year, the non-recurring 2015 $122.5 million charge related to the settlement and defense of the polyurethane foam litigation, and the $90 million related to the settlement of a contract dispute with a third party. The increase in earnings was partially offset by changes in working capital. These changes in working capital reflect normal fluctuations relative to the timing and nature of these transactions. The increase in cash provided by operating activities of $250 million for 2015 as compared to 2014 was primarily attributable to changes in working capital. Receivables, inventories and accounts payable used approximately $7 million of cash in 2015 compared to $224 million 2014.

Net cash used in investing activities for 2016 was $672.1 million compared to net cash used in investing activities of $1,874.2 million for 2015. The Company did not make any acquisitions in 2016, while in 2015 the Company spent $1,371 million on the IVC Group, the KAI Group, Xtratherm and other acquisitions. Capital expenditures increased by $168 million to $672 million in the current year. The increase in cash used in investing activities of $1,308 million for 2015 as compared to 2014 was primarily attributable to the 2015 acquisitions.

Net cash used in financing activities for 2016 was $623.9 million compared to net cash provided by financing activities of $964.1 million for 2015. The change in cash used in financing as compared to 2015 is primarily attributable to decreased borrowings in the current year. Net cash provided by financing activities for 2015 compared to net cash used in financing activities for 2014 changed primarily due to net proceeds from commercial paper of $302 million and $200 million in proceeds from asset securitization borrowings, partially offset by repayments of senior notes of $254 million and $165 million of net payments of the senior credit facility.

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

At the Company's election, revolving loans under the 2015 Senior Credit Facility bear interest at annual rates equal to either (a) LIBOR for 1, 2, 3 or 6 month periods, as selected by the Company, plus an applicable margin ranging between 1.00% and 1.75% (1.125% as of December 31, 2016), or (b) the higher of the Wells Fargo Bank, National Association prime rate, the Federal Funds rate plus 0.5%, and a monthly LIBOR rate plus 1.0%, plus an applicable margin ranging between 0.00% and 0.75% (0.125% as of December 31, 2016). The Company also pays a commitment fee to the lenders under the 2015 Senior Credit Facility on the average amount by which the aggregate commitments of the lenders' under the 2015 Senior Credit Facility exceed utilization. The commitment fee ranges from 0.10% to 0.225% per annum (0.125% as of December 31, 2016). The applicable margins and the commitment fee are determined based on whichever of the Company's Consolidated Net Leverage Ratio or its senior unsecured debt rating (or if not available, corporate family rating) results in the lower applicable margins and commitment fee (with applicable margins and the commitment fee increasing as that ratio increases or those ratings decline, as applicable).

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

Also on March 1, 2016, the Company entered into a three-year, senior, unsecured delayed-draw term loan facility (the “Term Loan Facility”) by and among the Company, Wells Fargo Bank, National Association, as administrative agent, and each of the lenders party thereto. Subject to customary conditions precedent, the Company could borrow up to $200.0 million under the

Term Loan Facility in no more than 2 borrowings between March 1, 2016 and September 1, 2016. The Company did not borrow under the Term Loan Facility, and it has since expired on its stated expiration date.

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

As of December 31, 2016, amounts utilized under the 2015 Senior Credit Facility included $60.7 million of borrowings and $0.9 million of standby letters of credit related to various insurance contracts and foreign vendor commitments. The outstanding borrowings of $820.3 million under the Company's U.S. and European commercial paper programs as of December 31, 2016 reduce the availability of the 2015 Senior Credit Facility. Including commercial paper borrowings, the Company has utilized $881.9 million under the 2015 Senior Credit Facility resulting in a total of $918.1 million available under the 2015 Senior Credit Facility.

Commercial Paper

On February 28, 2014, the Company established a U.S. commercial paper program for the issuance of unsecured commercial paper in the United States capital markets. Under the commercial paper program, the Company issues commercial paper notes from time to time. The U.S. commercial paper notes have maturities ranging from one day to 397 days and may not be voluntarily prepaid or redeemed by the Company. The U.S. commercial paper notes rank pari passu with all of the Company's other unsecured and unsubordinated indebtedness. As of December 31, 2016 there was $283.8 million outstanding under the U.S. commercial paper program.

On July 31, 2015, the Company established a European commercial paper program for the issuance of unsecured commercial paper in the Eurozone capital markets. The European commercial paper notes have maturities ranging from one day to 183 days and may not be voluntarily prepaid or redeemed by the Company. The European commercial paper notes rank pari passu with all of the Company's other unsecured and unsubordinated indebtedness. To the extent that the Company issues European commercial paper notes through a subsidiary of the Company, the notes will be fully and unconditionally guaranteed by the Company. As of December 31, 2016, the euro equivalent of $536.5 million was outstanding under the European commercial paper program.

The Company uses its 2015 Senior Credit Facility as a liquidity backstop for its commercial paper programs. Accordingly, the total amount due and payable under all of the Company's commercial paper programs may not exceed $1,800.0 million (less any amounts drawn on the 2015 Credit Facility) at any time.

The proceeds from the sale of commercial paper notes will be available for general corporate purposes. The Company used the initial proceeds from the sale of U.S. commercial paper notes to repay borrowings under its 2013 Senior Credit Facility and certain of its industrial revenue bonds. The Company used the initial proceeds from the sale of European commercial paper notes to repay euro-denominated borrowings under its 2015 Senior Credit Facility. As of December 31, 2016, the amount utilized under the commercial paper programs was $820.3 million with a weighted-average interest rate and maturity period of 0.98% and 15.62 days, respectively for the U.S. commercial paper program and (0.11)% and 28.92 days, respectively for the European commercial paper program.

Senior Notes

On June 9, 2015, the Company issued €500.0 million aggregate principal amount of 2.00% Senior Notes due January 14, 2022. The 2.00% Senior Notes are senior unsecured obligations of the Company and rank pari passu with all of the Company’s existing and future unsecured indebtedness. Interest on the 2.00% Senior Notes is payable annually in cash on January 14 of each year, commencing on January 14, 2016. The Company paid financing costs of $4.2 million in connection with the 2.00% Senior Notes. These costs were deferred and are being amortized over the term of the 2.00% Senior Notes.

On January 31, 2013, the Company issued $600.0 million aggregate principal amount of 3.85% Senior Notes due February 1, 2023. The 3.85% Senior Notes are senior unsecured obligations of the Company and rank pari passu with all of the Company's existing and future unsecured indebtedness. Interest on the 3.85% Senior Notes is payable semi-annually in cash on February 1 and August 1 of each year. The Company paid financing costs of $6.0 million in connection with the 3.85% Senior Notes. These costs were deferred and are being amortized over the term of the 3.85% Senior Notes.

On January 17, 2006, the Company issued $900.0 million aggregate principal amount of 6.125% Senior Notes due January 15, 2016. During 2014, the Company purchased for cash approximately $254.4 million aggregate principal amount of its outstanding 6.125% senior notes due January 15, 2016. On January 15, 2016, the Company paid the remaining $645.6 million outstanding principal of its 6.125% Senior Notes (plus accrued but unpaid interest) utilizing cash on hand and borrowings under its U.S. commercial paper program.

Accounts Receivable Securitization

On December 19, 2012, the Company entered into a three-year on-balance sheet trade accounts receivable securitization agreement (the "Securitization Facility"). On September 11, 2014, the Company made certain modifications to its Securitization Facility, which modifications, among other things, increased the aggregate borrowings available under the facility from $300.0 million to $500.0 million and decreased the interest margins on certain borrowings. On December 10, 2015, the Company amended the terms of the Securitization Facility extending the termination date from December 19, 2015 to December 19, 2016. The Company further amended the terms of the Securitization Facility on December 13, 2016, extending the termination date to December 19, 2017. The Company paid financing costs of $0.3 million in connection with this extension. These costs were deferred and are being amortized over the remaining term of the Securitization Facility.

Under the terms of the Securitization Facility, certain subsidiaries of the Company sell at a discount certain of their trade accounts receivable (the “Receivables”) to Mohawk Factoring, LLC (“Factoring”) on a revolving basis. The Company has determined that Factoring is a bankruptcy remote subsidiary, meaning that Factoring is a separate legal entity whose assets are available to satisfy the claims of the creditors of Factoring only, not the creditors of the Company or the Company’s other subsidiaries. Factoring may borrow up to $500.0 million based on the amount of eligible Receivables owned by Factoring, and Factoring has granted a security interest in all of such Receivables to the third-party lending group as collateral for such borrowings.  Amounts loaned to Factoring under the Securitization Facility bear interest at LIBOR plus an applicable margin of 0.70% per annum. Factoring also pays a commitment fee at a per annum rate of 0.30% on the unused amount of each lender’s commitment. At December 31, 2016, the amount utilized under the Securitization Facility was $500.0 million.

The Company may continue, from time to time, to retire its outstanding debt through cash purchases in the open market, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amount involved may be material.

As of December 31, 2016, the Company had cash of $121.7 million, of which $92.4 million was held outside the United States. While the Company plans to permanently reinvest the cash held outside the United States, the estimated cost of repatriation for the cash as of December 31, 2016 was approximately $32.3 million. The Company believes that its cash and cash equivalents on hand, cash generated from operations and availability under its 2015 Senior Credit Facility will be sufficient to meet its capital expenditure, working capital and debt servicing requirements over the next twelve months.

The Company’s Board of Directors has authorized the repurchase of up to 15 million shares of the Company’s outstanding common stock. Since the inception of the program in 1999, a total of approximately 11.5 million shares have been repurchased at an aggregate cost of approximately $335.5 million. All of these repurchases have been financed through the Company’s operations and banking arrangements. The Company did not repurchase shares during the year ended December 31, 2016.

Contractual obligations
The following is a summary of the Company’s future minimum payments under contractual obligations as of December 31, 2016 (in millions):

	Total	2017	2018	2019	2020	2021	Thereafter
Recorded Contractual Obligations:
Long-term debt, including current maturities and capital leases	$2,511.5	1,382.7	1.7	1.4	1.0	0.8	1,123.8
Unrecorded Contractual Obligations:
Interest payments on long-term debt and capital leases (1)	213.3	43.9	33.8	33.8	33.8	33.8	34.4
Operating leases	303.5	99.1	75.2	54.2	36.8	20.5	17.6
Purchase commitments (2)	637.5	217.8	69.9	40.2	29.1	25.5	255.0
Expected pension contributions (3)	2.6	2.6	—	—	—	—	—
Uncertain tax positions (4)	0.7	0.7	—	—	—	—	—
Guarantees (5)	18.0	18.0	—	—	—	—	—
	1,175.6	382.0	178.9	128.2	99.7	79.8	307.0
Total	$3,687.1	1,764.7	180.6	129.6	100.7	80.6	1,430.8

(1)
For fixed rate debt, the Company calculated interest based on the applicable rates and payment dates. For variable rate debt, the Company estimated average outstanding balances for the respective periods and applied interest rates in effect as of December 31, 2016 to these balances.

(2)	Includes volume commitments for natural gas, electricity and raw material purchases.

(3)
Includes the estimated pension contributions for 2017 only, as the Company is unable to estimate the pension contributions beyond 2017. The Company’s projected benefit obligation and plan assets as of December 31, 2016 were $48.1 million and $40.6 million, respectively. The projected benefit obligation liability has not been presented in the table above due to uncertainty as to amounts and timing regarding future payments.

(4)
Excludes $35.0 million of non-current accrued income tax liabilities and related interest and penalties for uncertain tax positions. These liabilities have not been presented in the table above due to uncertainty as to amounts and timing regarding future payments.

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

•
Accounts receivable and revenue recognition. Revenues are recognized when there is persuasive evidence of an arrangement, delivery has occurred, the price has been fixed or is determinable, and collectability can be reasonably assured. The Company provides allowances for expected cash discounts, sales allowances, returns, claims and doubtful accounts based upon historical bad debt and claims experience and periodic evaluation of specific customer accounts and the aging of accounts receivable. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. A 10% change in the Company’s allowance for discounts, returns, claims and doubtful accounts would have affected net earnings by approximately $5 million for the year ended December 31, 2016.

•
Inventories are stated at the lower of cost or market (net realizable value). Cost has been determined using the first-in first-out method (“FIFO”). Costs included in inventory include raw materials, direct and indirect labor and employee benefits, depreciation, general manufacturing overhead and various other costs of manufacturing. Market, with respect to all inventories, is replacement cost or net realizable value. Inventories on hand are compared against anticipated future usage, which is a function of historical usage, anticipated future selling price, expected sales below cost, excessive quantities and an evaluation for obsolescence. Actual results could differ from assumptions used to value obsolete inventory, excessive inventory or inventory expected to be sold below cost and additional reserves may be required. A 10% change in the Company’s reserve for excess or obsolete inventory would have affected net earnings by approximately $7 million for the year ended December 31, 2016.

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
The Company conducted its annual assessment of goodwill and indefinite lived intangibles in the fourth quarter and no impairment was indicated for 2016.

•
Income taxes. The Company’s effective tax rate is based on its income, statutory tax rates and tax planning opportunities available in the jurisdictions in which it operates. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining the Company’s tax expense and in evaluating the Company’s tax positions. Deferred tax assets represent amounts available to reduce income taxes payable on taxable income in a future period. The Company evaluates the recoverability of these future tax benefits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income inherently rely on estimates, including business forecasts and other projections of financial results over an extended period of time. In the event that the Company is not able to realize all or a portion of its deferred tax assets in the future, a valuation allowance is provided. The Company would recognize such amounts through a charge to income in the period in which that determination is made or when tax law changes are enacted. The Company had valuation allowances of $289.1 million in 2016, $287.6 million in 2015 and $300.5 million in 2014. For further information regarding the Company’s valuation allowances, see Note 12-Income Taxes.

In the ordinary course of business there is inherent uncertainty in quantifying the Company’s income tax positions. The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon the Company’s evaluation of the facts, circumstances and information available as of the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information, as required by the provisions of the Financial Accounting Standards Board (“FASB”) FASB Accounting Standards Codification Topic ("ASC") 740-10. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the consolidated financial statements. As of December 31, 2016, the Company has $46.4 million accrued for uncertain tax positions. For further information regarding the Company’s uncertain tax positions, see Note 12-Income Taxes.

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
The Company’s market risk is impacted by changes in foreign currency exchange rates, interest rates and certain commodity prices. Financial exposures to these risks are monitored as an integral part of the Company’s risk management program, which seeks to reduce the potentially adverse effect that the volatility of these markets may have on its operating results. The Company does not regularly engage in speculative transactions, nor does it regularly hold or issue financial instruments for trading purposes. Excluding the hedge of net investment discussed in Note 1(o) "Hedges of Net Investments in Non-U.S. Operations", of our accompanying consolidated financial statements and supplementary data in Item 8 of this Annual Report on Form 10-K, the Company did not have any derivative contracts outstanding as of December 31, 2016 and 2015.
Interest Rate Risk
As of December 31, 2016, approximately 45% of the Company’s debt portfolio was comprised of fixed-rate debt and 55% was floating-rate debt. The Company believes that probable near-term changes in interest rates would not materially affect its financial condition, results of operations or cash flows. The annual impact on interest expense of a one-percentage point interest rate change on the outstanding balance of our variable rate debt as of December 31, 2016 would be approximately $14 million or $0.12 to diluted EPS.

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

Based on financial results for the year ended December 31, 2016, a hypothetical overall 10 percent change in the U.S. dollar against the euro would have resulted in a translational adjustment of approximately $42 million.

Item 8.	Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Mohawk Industries, Inc.:
We have audited the accompanying consolidated balance sheets of Mohawk Industries, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mohawk Industries, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mohawk Industries, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Atlanta, Georgia
February 27, 2017

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Mohawk Industries, Inc.:
We have audited Mohawk Industries, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Mohawk Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, as set forth in Item 9A. of Mohawk Industries, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Mohawk Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mohawk Industries, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 27, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Atlanta, Georgia
February 27, 2017

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2016 and 2015

	2016	2015
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$121,665	81,692
Receivables, net	1,376,151	1,257,505
Inventories	1,675,751	1,607,256
Prepaid expenses	267,724	258,633
Other current assets	30,221	44,886
Total current assets	3,471,512	3,249,972
Property, plant and equipment, net	3,370,348	3,147,118
Goodwill	2,274,426	2,293,365
Tradenames	580,147	632,349
Other intangible assets, net	254,459	304,192
Deferred income taxes and other non-current assets	279,704	307,404
	$10,230,596	9,934,400
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,382,738	2,003,003
Accounts payable and accrued expenses	1,335,582	1,256,025
Total current liabilities	2,718,320	3,259,028
Deferred income taxes	361,416	388,130
Long-term debt, less current portion	1,128,747	1,188,964
Other long-term liabilities	214,930	215,463
Total liabilities	4,423,413	5,051,585
Commitments and contingencies (Note 13)
Redeemable noncontrolling interest	23,696	21,952
Stockholders’ equity:
Preferred stock, $.01 par value; 60 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 150,000 shares authorized; 81,519 and 81,280 shares issued in 2016 and 2015, respectively	815	813
Additional paid-in capital	1,791,540	1,760,016
Retained earnings	5,032,914	4,102,707
Accumulated other comprehensive loss	(833,027)	(793,568)
	5,992,242	5,069,968
Less treasury stock at cost; 7,351 shares in 2016 and 2015	215,791	215,795
Total Mohawk Industries, Inc. stockholders’ equity	5,776,451	4,854,173
Noncontrolling interest	7,036	6,690
Total stockholders' equity	5,783,487	4,860,863
	$10,230,596	9,934,400
See accompanying notes to consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
	(In thousands, except per share data)
Net sales	$8,959,087	8,071,563	7,803,446
Cost of sales	6,146,262	5,660,877	5,649,254
Gross profit	2,812,825	2,410,686	2,154,192
Selling, general and administrative expenses	1,532,882	1,573,120	1,381,396
Operating income	1,279,943	837,566	772,796
Interest expense	40,547	71,086	98,207
Other (income) expense	(1,729)	17,619	10,698
Earnings before income taxes	1,241,125	748,861	663,891
Income tax expense	307,559	131,875	131,637
Net earnings including noncontrolling interest	933,566	616,986	532,254
Net earnings attributable to noncontrolling interest	3,204	1,684	289
Net earnings attributable to Mohawk Industries, Inc.	$930,362	615,302	531,965

Basic earnings per share attributable to Mohawk Industries, Inc.
Basic earnings per share attributable to Mohawk Industries, Inc.	$12.55	8.37	7.30
Weighted-average common shares outstanding—basic	74,104	73,516	72,837

Diluted earnings per share attributable to Mohawk Industries, Inc.
Diluted earnings per share attributable to Mohawk Industries, Inc.	$12.48	8.31	7.25
Weighted-average common shares outstanding—diluted	74,568	74,043	73,363

See accompanying notes to consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
	(in thousands)
Net earnings including noncontrolling interest	$933,566	616,986	532,254
Other comprehensive (loss) income:
Foreign currency translation adjustments	(36,702)	(360,147)	(607,351)
Prior pension and post-retirement benefit service cost and actuarial (loss) gain	(2,757)	(4,100)	(659)
Other comprehensive (loss) income	(39,459)	(364,247)	(608,010)
Comprehensive income (loss)	894,107	252,739	(75,756)
Comprehensive income attributable to the non-controlling interest	3,204	1,684	289
Comprehensive income attributable to Mohawk Industries, Inc.	$890,903	251,055	(76,045)

See accompanying notes to consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2016, 2015 and 2014

		Total Stockholders’ Equity
	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interest	Total Stockholders’ Equity
		Shares	Amount				Shares	Amount
	(In thousands)
Balances at December 31, 2013	$—	80,841	$808	$1,566,985	$2,953,809	$178,689	(8,155)	$(239,234)	$9,249	$4,470,306
Shares issued under employee and director stock plans	—	229	3	(1,113)	—	—	(2)	(216)	—	(1,326)
Stock-based compensation expense	—	—	—	27,961	—	—	—	—	—	27,961
Tax benefit from stock-based compensation	—	—	—	5,054	—	—	—	—	—	5,054
Distribution to noncontrolling interest, net of adjustments	—	—	—	—	—	—	—	—	(1,087)	(1,087)
Noncontrolling earnings	—	—	—	—	—	—	—	—	289	289
Currency translation adjustment on noncontrolling interests	—	—	—	—	—	—	—	—	(2,339)	(2,339)
Acquisition of noncontrolling interest	—	—	—	—	1,305	—	—	—	(1,305)	—
Currency translation adjustment	—	—	—	—	—	(607,351)	—	—	—	(607,351)
Pension prior service cost and actuarial gain	—	—	—	—	—	(659)	—	—	—	(659)
Net income	—	—	—	—	531,965	—	—	—	—	531,965
Balances at December 31, 2014	—	81,070	811	1,598,887	3,487,079	(429,321)	(8,157)	(239,450)	4,807	4,422,813
IVC Group acquisition	—	—	—	129,445	—	—	806	23,651	—	153,096
Shares issued under employee and director stock plans	—	210	2	(6,536)	—	—	—	4	—	(6,530)
Stock-based compensation expense	—	—	—	32,552	—	—	—	—	—	32,552
Tax benefit from stock-based compensation	—	—	—	5,668	—	—	—	—	—	5,668
Accretion of redeemable noncontrolling interest	194	—	—	—	(194)	—	—	—	—	(194)
Noncontrolling earnings	1,428	—	—	—	—	—	—	—	256	256
Currency translation adjustment on non-controlling interests	(713)	—	—	—	—	—	—	—	(970)	(970)
Acquisition of noncontrolling interest, net of taxes	21,043	—	—	—	520	—	—	—	2,597	3,117
Currency translation adjustment	—	—	—	—	—	(360,147)	—	—	—	(360,147)
Pension prior service cost and actuarial loss	—	—	—	—	—	(4,100)	—	—	—	(4,100)
Net income	—	—	—	—	615,302	—	—	—	—	615,302
Balances at December 31, 2015	21,952	81,280	813	1,760,016	4,102,707	(793,568)	(7,351)	(215,795)	6,690	4,860,863
Shares issued under employee and director stock plans	—	239	2	(8,232)	—	—	—	4	—	(8,226)
Stock-based compensation expense	—	—	—	35,059	—	—	—	—	—	35,059
Tax benefit from stock-based compensation	—	—	—	4,697	—	—	—	—	—	4,697
Accretion of redeemable noncontrolling interest	123	—	—	—	(123)	—	—	—	—	(123)
Noncontrolling earnings	2,864	—	—	—	—	—	—	—	340	340
Currency translation adjustment on non-controlling interests	(1,243)	—	—	—	—	—	—	—	(26)	(26)
Acquisition of noncontrolling interest, net of tax		—	—	—	(32)	—	—	—	32	—
Currency translation adjustment	—	—	—	—	—	(36,702)	—	—	—	(36,702)
Prior pension and post-retirement benefit service cost and actuarial loss	—	—	—	—	—	(2,757)	—	—	—	(2,757)
Net income	—	—	—	—	930,362	—	—	—	—	930,362
Balances as of December 31, 2016	$23,696	81,519	$815	$1,791,540	$5,032,914	$(833,027)	(7,351)	$(215,791)	$7,036	$5,783,487
See accompanying notes to consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
	(In thousands)
Cash flows from operating activities:
Net earnings	$933,566	616,986	532,254
Adjustments to reconcile net earnings to net cash provided by operating activities:
Restructuring	38,463	33,085	16,497
Intangible asset impairment	47,905	—	—
Loss on sale of subsidiary	—	—	11,954
Depreciation and amortization	409,467	362,647	345,570
Deferred income taxes	(34,009)	(28,883)	(24,026)
Loss on extinguishment of debt	—	—	20,001
Loss on disposal of property, plant and equipment	3,932	3,007	2,153
Stock-based compensation expense	35,059	32,552	27,961
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	(158,888)	(14,383)	(107,705)
Inventories	(81,923)	6,400	(67,016)
Accounts payable and accrued expenses	80,875	783	(49,204)
Other assets and prepaid expenses	54,267	(75,813)	(30,376)
Other liabilities	(1,161)	(24,508)	(15,875)
Net cash provided by operating activities	1,327,553	911,873	662,188
Cash flows from investing activities:
Additions to property, plant and equipment	(672,125)	(503,657)	(561,804)
Acquisitions, net of cash acquired	—	(1,370,567)	19
Net change in cash from sale of subsidiary	—	—	(3,867)
Net cash used in investing activities	(672,125)	(1,874,224)	(565,652)
Cash flows from financing activities:
Payments on Senior Credit Facilities	(707,129)	(1,376,082)	(1,613,484)
Proceeds from Senior Credit Facilities	631,807	1,315,930	1,448,191
Payments on Commercial Paper	(20,210,585)	(15,934,767)	(7,424,751)
Proceeds from Commercial Paper	20,301,372	16,402,507	7,726,351
Repayment of senior notes	(645,555)	—	(254,445)
Proceeds from asset securitization borrowings	—	—	200,000
Proceeds from senior note issuance	—	564,653	—
Payments on other debt	—	—	(55,358)
Payments on acquired debt and other financings	—	(9,530)	(42,954)
Debt issuance costs	(1,336)	(7,109)	—
Debt extinguishment costs	—	—	(18,921)
Distribution to non-controlling interest	—	—	(1,087)
Change in outstanding checks in excess of cash	(1,754)	(2,052)	(1,920)
Proceeds and net tax benefit from stock transactions	9,280	10,533	12,828
Net cash (used in) provided by financing activities	(623,900)	964,083	(25,550)
Effect of exchange rate changes on cash and cash equivalents	8,445	(17,917)	(27,175)
Net change in cash and cash equivalents	39,973	(16,185)	43,811
Cash and cash equivalents, beginning of year	81,692	97,877	54,066
Cash and cash equivalents, end of year	$121,665	81,692	97,877

See accompanying notes to consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014
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
(c) Cash and Cash Equivalents
The Company considers investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2016, the Company had cash of $121,665 of which $92,419 was held outside the United States. As of December 31, 2015, the Company had cash of $81,692 of which $61,173 was held outside the United States.
(d) Accounts Receivable and Revenue Recognition
The Company sells carpet, rugs, ceramic tile, natural stone, hardwood, sheet vinyl, LVT and laminate flooring products in the U.S. and to a lesser extent, Mexico, Europe and Russia principally for residential and commercial use. The Company grants credit to customers, most of whom are retail-flooring dealers, home centers and commercial end users, under credit terms that the Company believes are customary in the industry.
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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

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
(k) Advertising Costs and Vendor Consideration
Advertising and promotion expenses are charged to earnings during the period in which they are incurred. Advertising and promotion expenses included in selling, general, and administrative expenses were $122,148 in 2016, $100,012 in 2015 and $93,050 in 2014.
Vendor consideration, generally cash, is classified as a reduction of net sales, unless specific criteria are met regarding goods or services that the Company may receive in return for this consideration. The Company makes various payments to customers, including rebates, slotting fees, advertising allowances, buy-downs and co-op advertising. All of these payments reduce gross sales with the exception of co-op advertising. Co-op advertising is classified as a selling, general and administrative expense in accordance with ASC 605-50. Co-op advertising expenses, a component of advertising and promotion expenses, were $11,132 in 2016, $9,417 in 2015 and $10,064 in 2014.
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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

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

(o) Hedges of Net Investments in Non-U.S. Operations

The Company has numerous investments outside the United States. The net assets of these subsidiaries are exposed to changes and volatility in currency exchange rates. The Company uses foreign currency denominated debt to hedge its non-U.S. net investments against adverse movements in exchange rates. The gains and losses on the Company's net investments in its non-U.S. operations are economically offset by losses and gains on its foreign currency borrowings. The Company designated its €500,000 2.00% Senior Notes borrowing as a net investment hedge of a portion of its European operations. For the year ended December 31, 2016, the change in the U.S. dollar value of the Company's euro denominated debt was $20,644 ($12,902 net of taxes), which is recorded in the foreign currency translation adjustment component of accumulated other comprehensive income (loss). The increase in the U.S. dollar value of the Company's debt partially offsets the euro-to-dollar translation of the Company's net investment in its European operations.
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
Dilutive common stock options are included in the diluted EPS calculation using the treasury stock method. There were no common stock options and unvested restricted shares (units) that were not included in the diluted EPS computation because the price was greater than the average market price of the common shares for the periods presented for 2016, 2015 and 2014.
Computations of basic and diluted earnings per share are presented in the following table:

	2016	2015	2014
Earnings attributable to Mohawk Industries, Inc.	$930,362	615,302	531,965
Accretion of redeemable noncontrolling interest (a)	(123)	(194)	—
Net earnings available to common stockholders	$930,239	615,108	531,965

Weighted-average common shares outstanding-basic and diluted:
Weighted-average common shares outstanding - basic	74,104	73,516	72,837
Add weighted-average dilutive potential common shares - options and RSU’s to purchase common shares, net	464	527	526
Weighted-average common shares outstanding-diluted	74,568	74,043	73,363
Earnings per share attributable to Mohawk Industries, Inc.
Basic	$12.55	8.37	7.30
Diluted	$12.48	8.31	7.25
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
(r) Employee Benefit Plans
The Company has a 401(k) retirement savings plan (the “Mohawk Plan”) open to substantially all U.S. and Puerto Rico based employees who have completed 90 days of eligible service. The Company contributes $.50 for every $1.00 of employee contributions up to a maximum of 6% of the employee’s salary based upon each individual participants election. Employee and employer contributions to the Mohawk Plan were $50,542 and $21,002 in 2016, $45,279 and $18,882 in 2015 and $42,681 and $17,654 in 2014, respectively.
The Company also has various pension plans covering employees in Belgium, France, and the Netherlands (the “Non-U.S. Plans”) within the Flooring ROW segment. Benefits under the Non-U.S. Plans depend on compensation and years of service. The Non-U.S. Plans are funded in accordance with local regulations. The Company uses December 31 as the measurement date for its Non-U.S. Plans. As of December 31, 2016, the funded status of the Non-U.S. Plans was a liability of $7,517 of which $3,803 was recorded in accumulated other comprehensive income, for a net liability of $3,714 recorded in other long-term liabilities within the consolidated balance sheets. As of December 31, 2015, the funded status of the Non-U.S. Plans was a liability of $3,224 of which $1,075 was recorded in accumulated other comprehensive income (loss), for a net liability of $2,149 recorded in other long-term liabilities within the consolidated balance sheets.
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

The changes in accumulated other comprehensive income (loss) by component, net of tax, for years ended December 31, 2016, 2015 and 2014 are as follows:

	Foreign currency translation adjustments	Pensions and post-retirement benefits	Total
Balance as of December 31, 2013	$178,846	(157)	178,689
Current period other comprehensive income (loss) before reclassifications	(607,351)	(659)	(608,010)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Balance as of December 31, 2014	(428,505)	(816)	(429,321)
Current period other comprehensive income (loss) before reclassifications	(360,147)	(4,100)	(364,247)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Balance as of December 31, 2015	(788,652)	(4,916)	(793,568)
Current period other comprehensive income (loss) before reclassifications	(36,702)	(2,757)	(39,459)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Balance as of December 31, 2016	$(825,354)	(7,673)	(833,027)

(t) Self-Insurance Reserves
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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

differences in actual settlements and claims could have an adverse effect on the Company's results of operations and financial condition.
(u) Fiscal Year
The Company ends its fiscal year on December 31. Each of the first three quarters in the fiscal year ends on the Saturday nearest the calendar quarter end with a thirteen week fiscal quarter.
(v) Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers. This topic converges the guidance within U.S. GAAP and International Financial Reporting Standards ("IFRS") and supersedes ASC 605, Revenue Recognition. The new standard requires companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard will also result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively, and improve guidance for multiple-element arrangements. The new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period and early application is not permitted. On July 9, 2015, the FASB decided to defer the effective date of ASC 606 for one year. The deferral results in the new revenue standard being effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017. The Company currently plans to adopt the provisions of this new accounting standard at the beginning of fiscal year 2018, using the cumulative effect method, and continues to evaluate the impact of the adoption of ASC 606 on its consolidated financial statements. The Company expects to complete its assessment of the impact of adoption of ASC 606 during the first half of 2017.

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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). This update clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows. ASU 2016-15 also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. Additionally, the FASB issued ASU 2016-18 in November 2016 to address the classification and presentation of changes in restricted cash on the statement of cash flows. The guidance in these updates should be applied retrospectively and are effective for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. The Company plans to adopt the provisions of these updates at the beginning of fiscal year 2018 and is currently assessing the impact on its consolidated statement of cash flows.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

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
The Company funded the cash portion of the IVC Group acquisition through a combination of proceeds from the 2.00% Senior Notes (as discussed in Note 9 - Long-Term Debt), cash on hand and borrowings under the 2015 Senior Credit Facility (as discussed in Note 8 - Long-Term Debt).

KAI Group

On May 12, 2015, the Company purchased approximately 90% of all outstanding shares of Advent KAI Luxembourg Holdings S.a r.l., a Luxembourg societe a respsonsabilite limitee, and its subsidiaries (collectively, the "KAI Group"), an eastern European ceramic tile floor manufacturer. The Company completed the acquisition of the KAI Group for $194,613. The results of the KAI Group's operations have been included in the consolidated financial statements since the date of acquisition in the Global Ceramic segment. The KAI Group has a low cost position in the Bulgarian and Romanian markets. The combination with the Company will present opportunities to enhance the group's product offering, upgrade its technology and expand its exports to other countries. The remaining 10% ownership interest in the KAI Group is controlled by a third party. The 10% interest is subject to redemption provisions that are not solely within the Company’s control and therefore is recorded as a redeemable noncontrolling interest in the mezzanine section of the balance sheet for $23,696 as of December 31, 2016. Pursuant to the share purchase agreement, the Company (i) acquired approximately 90% of the issued share capital of the KAI Group and (ii) acquired $24 of indebtedness of the KAI Group, in exchange for a net cash payment of $169,540 and debt paid of $25,073.

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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

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

Intangible assets subject to amortization of $224,326 related to customer relationships have estimated lives of 12 to 14 years. In addition to the amortizable intangible assets, there is an additional $48,563 in indefinite-lived tradename intangible assets. The goodwill of $740,140 was allocated to the Company's segments as disclosed in Note 6, Goodwill and Other Intangible Assets. The factors contributing to the recognition of the amount of goodwill are based on strategic and synergistic benefits that are expected to be realized from the Acquisitions. These benefits include the opportunities to improve the Company's performance by leveraging best practices, operational expertise, product innovation and manufacturing assets. The recognized goodwill from the Acquisitions is not expected to be deductible for tax purposes.

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

Restructuring, acquisition transaction and integration-related costs consisted of the following during the year ended December 31, 2016, 2015 and 2014, respectively (in thousands):

	2016	2015	2014
Cost of sales
Restructuring costs(a)	$33,582	35,956	19,795
Acquisition integration-related costs	4,722	9,597	11,426
Restructuring and integration-related costs	$38,304	45,553	31,221

Selling, general and administrative expenses
Restructuring costs(a)	$4,881	5,779	5,684
Acquisition transaction-related costs	—	9,502	—
Acquisition integration-related costs	7,438	13,770	14,697
Restructuring, acquisition and integration-related costs	$12,319	29,051	20,381

(a) The restructuring costs for 2016, 2015 and 2014 primarily relate to the Company's actions taken to lower its cost structure and improve efficiencies of manufacturing and distribution operations as the Company adjusted to changing economic conditions as well as actions related to the Company's recent acquisitions. In 2015 and 2014 restructuring costs included accelerated depreciation of $8,650 and $8,982, respectively.

The restructuring activity for the twelve months ended December 31, 2016 and 2015, respectively is as follows (in thousands):

	Lease impairments	Asset write-downs	Severance	Other restructuring costs	Total
Balance as of December 31, 2014	$1,741	—	3,037	100	4,878
Provision - Global Ceramic segment	—	2,318	3,227	(1,180)	4,365
Provision - Flooring NA segment	1,877	4,279	4,600	8,688	19,444
Provision - Flooring ROW segment	—	8,789	5,366	3,771	17,926
Cash payments	(3,618)	—	(7,265)	(11,494)	(22,377)
Non-cash items	—	(15,386)	—	1,180	(14,206)
Balance as of December 31, 2015	—	—	8,965	1,065	10,030
Provision - Global Ceramic segment	—	795	1,396	79	2,270
Provision - Flooring NA segment	—	10,048	3,850	18,170	32,068
Provision - Flooring ROW segment	—	184	1,932	2,009	4,125
Cash payments	—	—	(10,958)	(9,982)	(20,940)
Non-cash items	—	(11,027)	(2)	(5,098)	(16,127)
Balance as of December 31, 2016	$—	—	5,183	6,243	11,426

The Company expects the remaining severance and other restructuring costs to be paid over the next year.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

(4) Receivables

	December 31, 2016	December 31, 2015
Customers, trade	$1,386,306	1,243,533
Income tax receivable	8,616	21,835
Other	59,564	71,084
	1,454,486	1,336,452
Less allowance for discounts, returns, claims and doubtful accounts	78,335	78,947
Receivables, net	$1,376,151	1,257,505
The following table reflects the activity of allowances for discounts, returns, claims and doubtful accounts for the years ended December 31:

	Balance at beginning of year	Acquisitions	Additions charged to costs and expenses	Deductions(1)	Balance at end of year
2014	$77,037	—	252,982	257,416	72,603
2015	72,603	7,750	272,329	273,735	78,947
2016	78,947	—	296,419	297,031	78,335

(1)	Represents charge-offs, net of recoveries.

(5) Inventories
The components of inventories are as follows:

	December 31, 2016	December 31, 2015
Finished goods	$1,127,573	1,083,012
Work in process	137,310	137,186
Raw materials	410,868	387,058
Total inventories	$1,675,751	1,607,256

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

(6) Goodwill and Other Intangible Assets
The Company conducted its annual impairment assessment in the fourth quarter of 2016 and determined the fair values of its reporting units and trademarks exceeded their carrying values. As a result, no impairment was indicated.
The following table summarizes the components of intangible assets:
Goodwill:

	Global Ceramic	Flooring NA	Flooring ROW	Total
Balances as of December 31, 2014
Goodwill	$1,395,132	538,515	998,130	2,931,777
Accumulated impairments losses	(531,930)	(343,054)	(452,441)	(1,327,425)
	863,202	195,461	545,689	1,604,352
Goodwill recognized during the year	99,848	329,401	345,905	775,154
Currency translation during the year	(22,223)	—	(63,918)	(86,141)
Balances as of December 31, 2015
Goodwill	1,472,757	867,916	1,280,117	3,620,790
Accumulated impairments losses	(531,930)	(343,054)	(452,441)	(1,327,425)
	940,827	524,862	827,676	2,293,365
Goodwill recognized during the year	$—	1,848	1,158	3,006
Currency translation during the year	9,469	—	(31,414)	(21,945)
Balances as of December 31, 2016
Goodwill	1,482,226	869,764	1,249,861	3,601,851
Accumulated impairments losses	(531,930)	(343,054)	(452,441)	(1,327,425)
	$950,296	526,710	797,420	2,274,426

Intangible assets:

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

Tradenames
Indefinite life assets not subject to amortization:
Balance as of December 31, 2014	$622,691
Intangible assets acquired during the year	53,244
Currency translation during the year	(43,586)
Balance as of December 31, 2015	632,349
Intangible assets acquired during the year	—
Intangible assets impaired during the year	(47,905)
Currency translation during the year	(4,297)
Balance as of December 31, 2016	$580,147

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

	Customer relationships	Patents	Other	Total
Intangible assets subject to amortization:
Balances as of December 31, 2014	$33,917	44,591	810	79,318
Intangible assets acquired during the year	258,875	—	5,290	264,165
Amortization during the year	(16,567)	(13,331)	(11)	(29,909)
Currency translation during the year	(5,102)	(4,275)	(5)	(9,382)
Balances as of December 31, 2015	271,123	26,985	6,084	304,192
Intangible assets acquired during the year	—	—	—	—
Amortization during the year	(25,778)	(13,141)	(626)	(39,545)
Currency translation during the year	(9,641)	(420)	(127)	(10,188)
Balances as of December 31, 2016	$235,704	13,424	5,331	254,459

	December 31, 2016
	Cost	Acquisitions	Currency translation	Accumulated amortization	Net Value
Customer Relationships	$588,716	—	(18,736)	334,276	235,704
Patents	243,258	—	(9,236)	220,598	13,424
Other	6,790	—	(460)	999	5,331
Total	$838,764	—	(28,432)	555,873	254,459

	December 31, 2015
	Cost	Acquisitions	Currency translation	Accumulated amortization	Net Value
Customer Relationships	$354,768	258,875	(24,927)	317,593	271,123
Patents	270,466	—	(27,208)	216,273	26,985
Other	1,479	5,290	21	706	6,084
Total	$626,713	264,165	(52,114)	534,572	304,192

	Years Ended December 31,
	2016	2015	2014
Amortization expense	$39,545	29,909	24,724

Estimated amortization expense for the years ending December 31 are as follows:

2017	$34,302
2018	26,013
2019	22,967
2020	22,967
2021	22,936

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

(7) Property, Plant and Equipment
Following is a summary of property, plant and equipment:

	December 31, 2016	December 31, 2015
Land	$288,633	305,943
Buildings and improvements	1,189,408	1,120,193
Machinery and equipment	3,979,349	3,750,787
Furniture and fixtures	236,183	133,857
Leasehold improvements	77,976	68,977
Construction in progress	472,226	403,500
	6,243,775	5,783,257
Less accumulated depreciation and amortization	2,873,427	2,636,139
Net property, plant and equipment	$3,370,348	3,147,118
Additions to property, plant and equipment included capitalized interest of $5,608, $7,091 and $9,202 in 2016, 2015 and 2014, respectively. Depreciation expense was $366,233, $328,486 and $315,840 for 2016, 2015 and 2014, respectively. Included in the property, plant and equipment are capital leases with a cost of $7,986 and $8,233 and accumulated depreciation of $4,436 and $4,431 as of December 31, 2016 and 2015, respectively.

(8) Long-Term Debt

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

At the Company's election, revolving loans under the 2015 Senior Credit Facility bear interest at annual rates equal to either (a) LIBOR for 1, 2, 3 or 6 month periods, as selected by the Company, plus an applicable margin ranging between 1.00% and 1.75% (1.125% as of December 31, 2016), or (b) the higher of the Wells Fargo Bank, National Association prime rate, the Federal Funds rate plus 0.5%, and a monthly LIBOR rate plus 1.0%, plus an applicable margin ranging between 0.00% and 0.75% (0.125% as of December 31, 2016). The Company also pays a commitment fee to the lenders under the 2015 Senior Credit Facility on the average amount by which the aggregate commitments of the lenders' under the 2015 Senior Credit Facility exceed utilization. The commitment fee ranges from 0.10% to 0.225% per annum (0.125% as of December 31, 2016). The applicable margins and the commitment fee are determined based on whichever of the Company's Consolidated Net Leverage Ratio or its senior unsecured debt rating (or if not available, corporate family rating) results in the lower applicable margins and commitment fee (with applicable margins and the commitment fee increasing as that ratio increases or those ratings decline, as applicable).

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

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

Also on March 1, 2016, the Company entered into a three-year, senior, unsecured delayed-draw term loan facility (the “Term Loan Facility”) by and among the Company, Wells Fargo Bank, National Association, as administrative agent, and each of the lenders party thereto. Subject to customary conditions precedent, the Company could borrow up to $200,000 under the Term Loan Facility in no more than 2 borrowings between March 1, 2016 and September 1, 2016. The Company did not borrow under the Term Loan Facility, and it has since expired on its stated expiration date.

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

As of December 31, 2016, amounts utilized under the 2015 Senior Credit Facility included $60,672 of borrowings and $941 of standby letters of credit related to various insurance contracts and foreign vendor commitments. The outstanding borrowings of $820,303 under the Company's U.S. and European commercial paper programs as of December 31, 2016 reduce the availability of the 2015 Senior Credit Facility. Including commercial paper borrowings, the Company has utilized $881,916 under the 2015 Senior Credit Facility resulting in a total of $918,084 available under the 2015 Senior Credit Facility.

Commercial Paper

On February 28, 2014, the Company established a U.S. commercial paper program for the issuance of unsecured commercial paper in the United States capital markets. Under the commercial paper program, the Company issues commercial paper notes from time to time. The U.S. commercial paper notes have maturities ranging from one day to 397 days and may not be voluntarily prepaid or redeemed by the Company. The U.S. commercial paper notes rank pari passu with all of the Company's other unsecured and unsubordinated indebtedness. As of December 31, 2016 there was $283,800 outstanding under the U.S. commercial paper program.

On July 31, 2015, the Company established a European commercial paper program for the issuance of unsecured commercial paper in the Eurozone capital markets. The European commercial paper notes have maturities ranging from one day to 183 days and may not be voluntarily prepaid or redeemed by the Company. The European commercial paper notes rank pari passu with all of the Company's other unsecured and unsubordinated indebtedness. To the extent that the Company issues European commercial paper notes through a subsidiary of the Company, the notes will be fully and unconditionally guaranteed by the Company. As of December 31, 2016, the euro equivalent of $536,503 was outstanding under the European commercial paper program.

The Company uses its 2015 Senior Credit Facility as a liquidity backstop for its commercial paper programs. Accordingly, the total amount due and payable under all of the Company's commercial paper programs may not exceed $1,800,000 (less any amounts drawn on the 2015 Credit Facility) at any time.

The proceeds from the sale of commercial paper notes will be available for general corporate purposes. The Company used the initial proceeds from the sale of U.S. commercial paper notes to repay borrowings under its 2013 Senior Credit Facility and certain of its industrial revenue bonds. The Company used the initial proceeds from the sale of European commercial paper notes to repay euro-denominated borrowings under its 2015 Senior Credit Facility. As of December 31, 2016, the amount utilized

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

under the commercial paper programs was $820,303 with a weighted-average interest rate and maturity period of 0.98% and 15.62 days, respectively for the U.S. commercial paper program and (0.11)% and 28.92 days, respectively for the European commercial paper program.

Senior Notes

On June 9, 2015, the Company issued €500,000 aggregate principal amount of 2.00% Senior Notes due January 14, 2022. The 2.00% Senior Notes are senior unsecured obligations of the Company and rank pari passu with all of the Company’s existing and future unsecured indebtedness. Interest on the 2.00% Senior Notes is payable annually in cash on January 14 of each year, commencing on January 14, 2016. The Company paid financing costs of $4,218 in connection with the 2.00% Senior Notes. These costs were deferred and are being amortized over the term of the 2.00% Senior Notes.

On January 31, 2013, the Company issued $600,000 aggregate principal amount of 3.85% Senior Notes due February 1, 2023. The 3.85% Senior Notes are senior unsecured obligations of the Company and rank pari passu with all of the Company's existing and future unsecured indebtedness. Interest on the 3.85% Senior Notes is payable semi-annually in cash on February 1 and August 1 of each year. The Company paid financing costs of $6,000 in connection with the 3.85% Senior Notes. These costs were deferred and are being amortized over the term of the 3.85% Senior Notes.

On January 17, 2006, the Company issued $900,000 aggregate principal amount of 6.125% Senior Notes due January 15, 2016. During 2014, the Company purchased for cash approximately $254,445 aggregate principal amount of its outstanding 6.125% senior notes due January 15, 2016. On January 15, 2016, the Company paid the remaining $645,555 outstanding principal of its 6.125% Senior Notes (plus accrued but unpaid interest) utilizing cash on hand and borrowings under its U.S. commercial paper program.

Accounts Receivable Securitization

On December 19, 2012, the Company entered into a three-year on-balance sheet trade accounts receivable securitization agreement (the "Securitization Facility"). On September 11, 2014, the Company made certain modifications to its Securitization Facility, which modifications, among other things, increased the aggregate borrowings available under the facility from $300,000 to $500,000 and decreased the interest margins on certain borrowings. On December 10, 2015, the Company amended the terms of the Securitization Facility extending the termination date from December 19, 2015 to December 19, 2016. The Company further amended the terms of the Securitization Facility on December 13, 2016, extending the termination date to December 19, 2017. The Company paid financing costs of $250 in connection with this extension. These costs were deferred and are being amortized over the remaining term of the Securitization Facility.

Under the terms of the Securitization Facility, certain subsidiaries of the Company sell at a discount certain of their trade accounts receivable (the “Receivables”) to Mohawk Factoring, LLC (“Factoring”) on a revolving basis. The Company has determined that Factoring is a bankruptcy remote subsidiary, meaning that Factoring is a separate legal entity whose assets are available to satisfy the claims of the creditors of Factoring only, not the creditors of the Company or the Company’s other subsidiaries. Factoring may borrow up to $500,000 based on the amount of eligible Receivables owned by Factoring, and Factoring has granted a security interest in all of such Receivables to the third-party lending group as collateral for such borrowings.  Amounts loaned to Factoring under the Securitization Facility bear interest at LIBOR plus an applicable margin of 0.70% per annum. Factoring also pays a commitment fee at a per annum rate of 0.30% on the unused amount of each lender’s commitment. At December 31, 2016, the amount utilized under the Securitization Facility was $500,000.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

The fair values and carrying values of our debt instruments are detailed as follows:

	December 31, 2016		December 31, 2015
	Fair Value	Carrying Value	Fair Value	Carrying Value
3.85% senior notes, payable February 1, 2023; interest payable semiannually	$615,006	600,000	584,730	600,000
6.125% notes, payable January 15, 2016; interest payable semiannually	—	—	646,130	645,555
2.00% senior notes, payable January 14, 2022; interest payable annually	556,460	525,984	554,209	546,627
U.S. commercial paper	283,800	283,800	284,800	284,800
European commercial paper	536,503	536,503	472,067	472,067
Five-year senior secured credit facility, due March 26, 2021	60,672	60,672	134,075	134,075
Securitization facility	500,000	500,000	500,000	500,000
Capital leases and other	11,643	11,643	16,805	16,807
Unamortized debt issuance costs	(7,117)	(7,117)	(7,964)	(7,964)
Total debt	2,556,967	2,511,485	3,184,852	3,191,967
Less current portion of long term debt and commercial paper	1,382,738	1,382,738	2,003,578	2,003,003
Long-term debt, less current portion	$1,174,229	1,128,747	1,181,274	1,188,964

The fair values of the Company’s debt instruments were estimated using market observable inputs, including quoted prices in active markets, market indices and interest rate measurements. Within the hierarchy of fair value measurements, these are Level 2 fair values.

The aggregate maturities of long-term debt as of December 31, 2016 are as follows:

2017	$1,382,738
2018	1,694
2019	1,441
2020	961
2021	824
Thereafter	1,123,827
$2,511,485

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

(9) Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses are as follows:

	December 31, 2016	December 31, 2015
Outstanding checks in excess of cash	$12,269	14,023
Accounts payable, trade	729,415	696,974
Accrued expenses	333,942	293,867
Product warranties	46,347	35,516
Accrued interest	20,396	34,623
Accrued compensation and benefits	193,213	181,022
Total accounts payable and accrued expenses	$1,335,582	1,256,025

(10) Stock-Based Compensation

The Company recognizes compensation expense for all share-based payments granted for the years ended December 31, 2016, 2015 and 2014 based on the grant-date fair value estimated in accordance with the provisions of ASC 718-10. Compensation expense is recognized on a straight-line basis over the options’ or other awards’ estimated lives for fixed awards with ratable vesting provisions.

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

Stock Option Plans
Additional information relating to the Company’s stock option plans follows:

	2016	2015	2014
Options outstanding at beginning of year	169	298	425
Options exercised	(78)	(66)	(108)
Options forfeited and expired	—	(63)	(19)
Options outstanding at end of year	91	169	298
Options exercisable at end of year	90	164	257
Option prices per share:
Options exercised during the year	$ 28.37-93.65	28.37-93.65	28.37-93.65
Options forfeited and expired during the year	$—	28.37-88.33	46.80-93.65
Options outstanding at end of year	$ 57.34-66.14	28.37-93.65	28.37-93.65
Options exercisable at end of year	$ 57.34-66.14	28.37-93.65	28.37-93.65
During 2016, 2015 and 2014, a total of 1, 1 and 0 shares, respectively, were awarded to the non-employee directors in lieu of cash for their annual retainers.
The Company’s Board of Directors has authorized the repurchase of up to 15,000 shares of the Company’s outstanding common stock. For the years ended December 31, 2016 and December 31, 2015, the Company did not repurchase any shares. The Company purchased common stock for the year ended December 31, 2014, of 2 shares. Since the inception of the program, a total of approximately 11,521 shares have been repurchased at an aggregate cost of approximately $335,455. All of these repurchases have been financed through the Company’s operations and banking arrangements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

A summary of the Company’s options under the 2002, 2007 and 2012 Plans as of December 31, 2016, and changes during the year then ended is presented as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Options outstanding, December 31, 2015	169	$61.73
Granted	—	—
Exercised	(78)	59.24
Forfeited and expired	—	—
Options outstanding, December 31, 2016	91	$63.84	4.9	$12,360
Vested and expected to vest as of December 31, 2016	91	$63.84	4.9	$12,360
Exercisable as of December 31, 2016	90	$63.82	4.9	$12,227
The Company has not granted options since the year ended December 31, 2012. The total intrinsic value of options exercised during the years ended December 31, 2016, 2015, and 2014 was $10,571, $7,252 and 6,613, respectively. Total compensation expense recognized for the years ended December 31, 2016, 2015 and 2014 was $40 ($24, net of tax), $209 ($131, net of tax) and $865 ($548, net of tax), respectively, which was allocated to selling, general and administrative expenses. The remaining unamortized expense for non-vested compensation expense as of December 31, 2016 was $4 with a weighted average remaining life of 0.15 years.
The following table summarizes information about the Company’s stock options outstanding as of December 31, 2016:

	Outstanding			Exercisable
Exercise price range	Number of shares	Average life	Average price	Number of shares	Average price
$57.34-$57.34	23,735	4.1	57.34	23,735	57.34
$66.14-$66.14	67,258	5.1	66.14	66,258	66.14
Total	90,993	4.9	$63.84	89,993	$63.82

Restricted Stock Plans
A summary of the Company’s RSUs under the 2007 and 2012 Plans as of December 31, 2016, and changes during the year then ended is presented as follows:

	Shares	Weighted average grant date fair value	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Restricted Stock Units outstanding, December 31, 2015	750	$84.67
Granted	187	184.88
Released	(226)	78.94
Forfeited	(16)	84.20
Restricted Stock Units outstanding, December 31, 2016	695	$113.51	1.4	$127,856
Expected to vest as of December 31, 2016	682		1.4	$125,203
The Company recognized stock-based compensation costs related to the issuance of RSUs of $35,019 ($21,250, net of taxes), $32,343 ($20,832, net of taxes) and $27,016 (10,735, net of taxes) for the years ended December 31, 2016, 2015 and 2014, respectively, which has been allocated to selling, general and administrative expenses. Pre-tax unrecognized compensation expense

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

for unvested RSUs granted to employees, net of estimated forfeitures, was $27,917 as of December 31, 2016, and will be recognized as expense over a weighted-average period of approximately 1.61 years.
Additional information relating to the Company’s RSUs under the 2007 and 2012 Plans is as follows:

	2016	2015	2014
Restricted Stock Units outstanding, January 1	750	725	733
Granted	187	248	189
Released	(226)	(212)	(189)
Forfeited	(16)	(11)	(8)
Restricted Stock Units outstanding, December 31	695	750	725
Expected to vest as of December 31	682	731	691

(11) Other (Income) Expense
Following is a summary of other expense (income):

	2016	2015	2014
Foreign currency losses (gains)	$1,099	9,295	6,869
Release of indemnification asset	5,371	11,180	—
All other, net	(8,199)	(2,856)	3,829
Total other expense	$(1,729)	17,619	10,698

(12) Income Taxes
Following is a summary of earnings from continuing operations before income taxes for United States and foreign operations:

	2016	2015	2014
United States	$627,567	324,210	331,553
Foreign	613,558	424,651	332,338
Earnings before income taxes	$1,241,125	748,861	663,891
Income tax expense (benefit) from continuing operations for the years ended December 31, 2016, 2015 and 2014 consists of the following:

	2016	2015	2014
Current income taxes:
U.S. federal	$247,917	117,602	100,826
State and local	31,939	11,175	13,686
Foreign	61,712	31,981	41,151
Total current	341,568	160,758	155,663
Deferred income taxes:
U.S. federal	(16,167)	4,165	31,052
State and local	(22,115)	(3,983)	(3,473)
Foreign	4,273	(29,065)	(51,605)
Total deferred	(34,009)	(28,883)	(24,026)
Total	$307,559	131,875	131,637
The geographic dispersion of earnings and losses contributes to the annual changes in the Company’s effective tax rates. Approximately 51% of the Company’s current year earnings from continuing operations before income taxes was generated in

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

the United States at a combined federal and state effective tax rate that is higher than the Company’s overall effective tax rate. The Company is also subject to taxation in other jurisdictions where it has operations, including Australia, Belgium, Bulgaria, France, Ireland, Italy, Luxembourg, Malaysia, Mexico, the Netherlands, Russia and Spain. The effective tax rates that the Company accrues in these jurisdictions vary widely, but they are generally lower than the Company’s overall effective tax rate. The Company’s domestic effective tax rates for the years ended December 31, 2016, 2015 and 2014 were 38.5%, 39.8%, and 42.8%, respectively, and its non-U.S. effective tax rates for the years ended December 31, 2016, 2015 and 2014 were 10.8%, 0.7%, and (3.1)%, respectively. The difference in rates applicable in foreign jurisdictions results from a number of factors, including lower statutory rates, historical loss carry-forwards, financing arrangements, and other factors. The Company’s effective tax rate has been and will continue to be impacted by the geographical dispersion of the Company’s earnings and losses. To the extent that domestic earnings increase while the foreign earnings remain flat or decrease, or increase at a lower rate, the Company’s effective tax rate will increase.
Income tax expense (benefit) attributable to earnings from continuing operations before income taxes differs from the amounts computed by applying the U.S. statutory federal income tax rate to earnings from continuing operations before income taxes as follows:

	2016	2015	2014
Income taxes at statutory rate	$434,394	262,102	232,362
State and local income taxes, net of federal income tax benefit	6,298	4,951	9,239
Foreign income taxes(a)	(111,217)	(95,198)	(89,385)
Change in valuation allowance	(21,106)	(14,237)	(6,482)
Tax contingencies and audit settlements(b)	2,496	(23,032)	(7,882)
Other, net	(3,306)	(2,711)	(6,215)
	$307,559	131,875	131,637
(a) Foreign income taxes includes statutory rate differences, financing arrangements, withholding taxes, local income taxes, notional deductions, and other miscellaneous items.
(b) 2016 and 2015 include reversals of uncertain tax positions of $5,371 and $11,180, respectively.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2016 and 2015 are presented below:

	2016	2015
Deferred tax assets:
Accounts receivable	$23,521	11,134
Inventories	48,673	42,558
Employee benefits	76,143	70,989
Accrued expenses and other	72,258	54,652
Deductible state tax and interest benefit	5,186	491
Intangibles	12,874	34,003
Federal, foreign and state net operating losses and credits	456,130	458,743
Gross deferred tax assets	694,785	672,570
Valuation allowance	(289,078)	(287,580)
Net deferred tax assets	405,707	384,990
Deferred tax liabilities:
Inventories	(13,099)	(8,663)
Plant and equipment	(426,087)	(429,258)
Intangibles	(243,339)	(267,571)
Other liabilities	(50,041)	(30,256)
Gross deferred tax liabilities	(732,566)	(735,748)
Net deferred tax liability	$(326,859)	(350,758)

The Company evaluates its ability to realize the tax benefits associated with deferred tax assets by analyzing its forecasted taxable income using both historic and projected future operating results, the reversal of existing temporary differences, taxable income in prior carry-back years (if permitted) and the availability of tax planning strategies. The valuation allowance as of December 31, 2016, and 2015 is $289,078 and $287,580 , respectively. The valuation allowance as of December 31, 2016 relates to the net deferred tax assets of certain of the Company’s foreign subsidiaries as well as certain state net operating losses and tax credits. The total change in the 2016 valuation allowance was an increase of $1,498 which includes ($9,364) related to foreign currency translation. The total change in the 2015 valuation allowance was a decrease of $12,892, which includes $(24,718) related to foreign currency translation.
Management believes it is more likely than not that the Company will realize the benefits of its deferred tax assets, net of valuation allowances, based upon the expected reversal of deferred tax liabilities and the level of historic and forecasted taxable income over periods in which the deferred tax assets are deductible.
As of December 31, 2016, the Company has state net operating loss carry forwards and state tax credits with potential tax benefits of $53,874, net of federal income tax benefit; these carry forwards expire over various periods based on taxing jurisdiction. A valuation allowance totaling $26,992 has been recorded against these state deferred tax assets as of December 31, 2016. In addition, as of December 31, 2016, the Company has net operating loss carry forwards in various foreign jurisdictions with potential tax benefits of $402,255. A valuation allowance totaling $249,529 has been recorded against these deferred tax assets as of December 31, 2016.
The Company does not provide for U.S. federal and state income taxes on the cumulative undistributed earnings of its foreign subsidiaries because such earnings are deemed to be permanently reinvested. As of December 31, 2016, the Company had not provided federal income taxes on earnings of approximately $1,400,000 from its foreign subsidiaries. Should these earnings be distributed in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes in various foreign jurisdictions. These taxes may be partially offset by U.S. foreign tax credits. Determination of the amount of the unrecognized deferred U.S. tax liability is not practical because of the complexities associated with this hypothetical calculation.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

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

As of December 31, 2016, the Company’s gross amount of unrecognized tax benefits is $46,434, excluding interest and penalties. If the Company were to prevail on all uncertain tax positions, $28,489 of the unrecognized tax benefits would affect the Company’s effective tax rate, exclusive of any benefits related to interest and penalties.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2016	2015
Balance as of January 1	$51,037	49,599
Additions based on tax positions related to the current year	2,221	684
Additions for tax positions of acquired companies	—	27,455
Additions for tax positions of prior years	6,412	2,330
Reductions resulting from the lapse of the statute of limitations	(6,294)	(13,471)
Settlements with taxing authorities	(6,555)	(11,693)
Effects of foreign currency translation	(387)	(3,867)
Balance as of December 31	$46,434	51,037
The Company will continue to recognize interest and penalties related to unrecognized tax benefits as a component of its income tax provision. As of December 31, 2016 and 2015, the Company has $8,020 and $5,394, respectively, accrued for the payment of interest and penalties, excluding the federal tax benefit of interest deductions where applicable. During the years ending December 31, 2016 , 2015 and 2014, the Company accrued interest and penalties through the consolidated statements of operations of $2,170, $(5,635) and $(3,579), respectively.
The Company believes that its unrecognized tax benefits could decrease by $10,336 within the next twelve months. The Company has effectively settled all Federal income tax matters related to years prior to 2010. Various other state and foreign income tax returns are open to examination for various years.

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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

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

(13) Commitments and Contingencies
The Company is obligated under various operating leases for office and manufacturing space, machinery, and equipment. Future minimum lease payments under non-cancelable capital and operating leases (with initial or remaining lease terms in excess of one year) as of December 31:

	Capital	Operating	Total Future Payments
2017	$1,463	99,091	100,554
2018	1,158	75,238	76,396
2019	869	54,187	55,056
2020	531	36,811	37,342
2021	523	20,535	21,058
Thereafter	3,983	17,612	21,595
Total payments	8,527	303,474	312,001
Less amount representing interest	1,506
Present value of capitalized lease payments	$7,021

Rental expense under operating leases was $125,103, $116,663 and $120,677 in 2016, 2015 and 2014, respectively.

The Company had approximately $941 and $1,381 in standby letters of credit for various insurance contracts and commitments to foreign vendors as of December 31, 2016 and 2015, respectively that expire within two years.

The Company is involved in litigation from time to time in the regular course of its business. Except as noted below and in Note 12-Income Taxes Belgian Tax Matter, there are no material legal proceedings pending or known by the Company to be contemplated to which the Company is a party or to which any of its property is subject.

Gadsden, Alabama Litigation

In September 2016, the Water Works and Sewer Board of the City of Gadsden, Alabama (the “Water Board”) filed an individual complaint in the Circuit Court of Etowah County, Alabama against certain manufacturers, suppliers and users of chemicals containing perfluorinated compounds, including the Company. On October 26, 2016, the defendants removed the case to the United States District Court for the Northern District of Alabama, Middle Division, alleging diversity of citizenship and fraudulent joinder.  The Water Board filed a motion to remand the case back to the state court and the defendants have opposed the Water Board’s motion.  The parties await a ruling from the federal court on the motion to remand. The Company has never manufactured perfluorinated compounds, but purchased them for use in the manufacture of its carpets prior to 2007.  The Water Board is not alleging that chemical levels in the Company’s wastewater discharge exceeded legal limits.  Instead, the Water Board

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

is seeking lost profits based on allegations that its customers decreased water purchases, reimbursement for the cost of a filter and punitive damages.

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

Polyurethane Foam Litigation

Beginning in August 2010, a series of civil lawsuits were initiated in several U.S. federal courts alleging that certain manufacturers of polyurethane foam products and competitors of the Company’s carpet underlay division had engaged in price fixing in violation of U.S. antitrust laws. The Company was named as a defendant in a number of the individual cases, as well as in two consolidated amended class action complaints on behalf of a class of all direct purchasers of polyurethane foam products and on behalf of a class of indirect purchasers. In these actions, the plaintiffs, on behalf of themselves and/or a class of purchasers, sought damages allegedly suffered as a result of alleged overcharges in the price of polyurethane foam products from at least 1999 to the present. Any damages actually awarded at trial would have been subject to being tripled under US antitrust laws.

On March 23 and April 30, 2015, the Company entered into agreements to settle all claims brought by the class of direct and indirect purchasers, and the trial court entered orders granting approval of the settlements on November 19, 2015 and January 27, 2016. Certain individual members of the indirect purchaser class sought to overturn the approval through an appeal to the Sixth Circuit of Appeals. As of June 21, 2016, all of these appeals have been dismissed, provided that one request to reconsider remains pending. The Company has also entered into settlement agreements resolving all of the claims brought on behalf of all of the consolidated individual lawsuits.

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

General

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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

(14) Consolidated Statements of Cash Flows Information
Supplemental disclosures of cash flow information are as follows:

	2016	2015	2014
Net cash paid (received) during the years for:
Interest	$57,269	67,974	109,451
Income taxes	$276,789	133,283	148,991

Supplemental schedule of non-cash investing and financing activities:
Fair value of net assets acquired in acquisition	—	1,564,970	7,267
Noncontrolling interest of assets acquired	—	(24,160)	—
Liabilities assumed in acquisition	—	(17,147)	(7,286)
Shares issued for acquisitions	—	(153,096)	—
	$—	1,370,567	(19)

(15) Segment Reporting
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

The accounting policies for each operating segment are consistent with the Company’s policies for the consolidated financial statements. Amounts disclosed for each segment are prior to any elimination or consolidation entries. Corporate general and administrative expenses attributable to each segment are estimated and allocated accordingly. Segment performance is evaluated based on operating income. Previously reported segment results have been reclassified to conform to the current period presentation. No single customer accounted for more than 10% of net sales for the years ended December 31, 2016, 2015 or 2014.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

Segment information is as follows:

	2016	2015	2014
Net sales:
Global Ceramic	$3,174,706	3,012,859	3,015,279
Flooring NA	3,865,746	3,602,112	3,441,018
Flooring ROW	1,918,635	1,456,898	1,354,018
Intersegment sales	—	(306)	(6,869)
	$8,959,087	8,071,563	7,803,446
Operating income (loss):
Global Ceramic	$478,448	414,154	351,113
Flooring NA	505,115	264,271	299,992
Flooring ROW	333,091	203,370	151,528
Corporate and intersegment eliminations	(36,711)	(44,229)	(29,837)
	$1,279,943	837,566	772,796
Depreciation and amortization:
Global Ceramic	$135,370	118,801	120,121
Flooring NA	148,067	137,064	122,677
Flooring ROW	116,048	97,239	92,090
Corporate	9,982	9,543	10,682
	$409,467	362,647	345,570
Capital expenditures (excluding acquisitions):
Global Ceramic	$263,401	247,829	192,642
Flooring NA	248,843	148,598	258,987
Flooring ROW	144,207	95,447	100,899
Corporate	15,674	11,783	9,276
	$672,125	503,657	561,804
Assets:
Global Ceramic	$4,024,859	3,846,133	3,542,594
Flooring NA	3,410,856	3,164,525	2,587,151
Flooring ROW	2,689,592	2,805,246	1,909,487
Corporate and intersegment eliminations	105,289	118,496	246,312
	$10,230,596	9,934,400	8,285,544
Geographic net sales:
United States	$5,842,683	5,399,561	5,233,796
All other countries	3,116,404	2,672,002	2,569,650
	$8,959,087	8,071,563	7,803,446
Long-lived assets (1):
United States	$3,092,902	2,945,783	2,381,843
Belgium	1,371,397	1,377,533	949,169
All other countries	1,180,475	1,117,167	976,550
	$5,644,774	5,440,483	4,307,562
Net sales by product categories (2):
Soft surface	$3,414,956	3,056,946	2,764,370
Tile	3,258,136	3,094,389	3,087,895
Laminate and wood	2,285,995	1,920,228	1,951,181
	$8,959,087	8,071,563	7,803,446

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

(1)	Long-lived assets are composed of property, plant and equipment, net, and goodwill.

(2)
The soft surface product category includes carpets, rugs, carpet pad, LVT and sheet vinyl. The tile product category includes ceramic tile, porcelain tile and natural stone. The laminate and wood product category includes laminate, hardwood, roofing elements, insulation boards, MDF, chipboards, and licensing, with most of the UNICLIC family of patents expiring in 2017.

(16) Quarterly Financial Data (Unaudited)
The supplemental quarterly financial data are as follows:

	Quarters Ended
	April 2, 2016	July 2, 2016	October 1, 2016	December 31, 2016
Net sales	$2,172,046	2,310,336	2,294,139	2,182,566
Gross profit	639,679	755,588	726,559	690,999
Net earnings	171,548	255,188	269,878	233,748
Basic earnings per share	2.32	3.44	3.64	3.15
Diluted earnings per share	2.30	3.42	3.62	3.13

	Quarters Ended
	April 4, 2015	July 4, 2015	October 3, 2015	December 31, 2015
Net sales	$1,881,177	2,041,733	2,150,656	1,997,997
Gross profit	511,943	615,129	661,404	622,210
Net earnings	22,346	186,492	214,905	191,559
Basic earnings per share	0.31	2.54	2.91	2.59
Diluted earnings per share	0.30	2.53	2.89	2.57

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures
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

Under the supervision and with the participation of management, including the Company's Principal Executive Officer and Principal Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of the Company's internal control over financial reporting as of December 31, 2016.  In conducting this evaluation, the Company used the framework set forth in the report titled “Internal Control – Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the results of this evaluation, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2016 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

Remediation of Material Weakness in Internal Control over Financial Reporting

As of December 31, 2016, the Company has remediated the previously reported material weakness in its internal control over financial reporting related to the design, operation and documentation of internal controls related to the monitoring of inventory cycle counts and the valuation of obsolete inventory at two of the Company's divisions. The remediation was accomplished by updating policies that require specific monitoring activities occur at defined levels and management's conduct of monitoring activities for the inventory cycle counts and the valuation of obsolete inventory in these divisions be evidenced upon completion.

The Company has completed the documentation, implementation and testing of the effectiveness of the design and operation of the remediation actions described above and, as of December 31, 2016, has concluded that the steps taken have remediated the material weakness.

Changes in Internal Control Over Financial Reporting

The Company integrated recent acquisitions (referenced in Note 2 in the Notes to Consolidated Financial Statements of this Form 10-K) into its system of internal control. As a result, the Company's internal control over financial reporting now includes appropriate controls, procedures and supporting systems with respect to transactions and account balances of the acquisitions, which are reflected in the Company's consolidated financial statements.

There were no other changes identified in the Company’s internal control over financial reporting during the quarter that materially affected, or are likely to materially affect, the Company’s internal control over financial reporting, other than the completed remediation actions described above and the integration of the recent acquisitions.
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

The information required by this item is incorporated by reference to information contained in the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders under the following headings: “Election of Directors—Director, Director Nominee and Executive Officer Information,” “—Nominees for Director,” “—Continuing Directors,” “—Executive Officers,” “—Meetings and Committees of the Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Audit Committee” and “Corporate Governance.” The Company has adopted the Mohawk Industries, Inc. Standards of Conduct and Ethics, which applies to all of its directors, officers and employees. The standards of conduct and ethics are publicly available on the Company’s website at http://www.mohawkind.com and will be made available in print to any stockholder who requests them without charge. If the Company makes any substantive amendments to the standards of conduct and ethics, or grants any waiver, including any implicit waiver, from a provision of the standards required by regulations of the Commission to apply to the Company’s chief executive officer, chief financial officer or chief accounting officer, the Company will disclose the nature of the amendment or waiver on its website. The Company may elect to also disclose the amendment or waiver in a report on Form 8-K filed with the SEC. The Company has adopted the Mohawk Industries, Inc. Board of Directors Corporate Governance Guidelines, which are publicly available on the Company’s website and will be made available to any stockholder who requests it.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to information contained in the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders under the following headings: “Compensation, Discussion and Analysis,” “Executive Compensation and Other Information—Summary Compensation Table,” “—Grants of Plan Based Awards,” “—Outstanding Equity Awards at Fiscal Year End,” “—Option Exercises and Stock Vested,” “—Nonqualified Deferred Compensation,” “—Certain Relationships and Related Transactions,” “—Compensation Committee Interlocks and Insider Participation,” “—Compensation Committee Report” and “Director Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to information contained in the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders under the following headings: “Executive Compensation and Other Information—Equity Compensation Plan Information,” and “—Principal Stockholders of the Company.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to information contained in the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders under the following heading: “Election of Directors—Meetings and Committees of the Board of Directors,” and “Executive Compensation and Other Information—Certain Relationships and Related Transactions.”

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to information contained in the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders under the following heading: “Audit Committee—Principal Accountant Fees and Services” and “Election of Directors—Meetings and Committees of the Board of Directors.”

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

*10.1
Registration Rights Agreement by and among Mohawk and the former shareholders of Aladdin. (Incorporated herein by reference to Exhibit 10.32 of the Company's Annual Report on Form 10-K (File No. 001-13697) for the fiscal year ended December 31, 1993.)

*10.2
Waiver Agreement between Alan S. Lorberbaum and Mohawk dated as of March 23, 1994 to the Registration Rights Agreement dated as of February 25, 1994 between Mohawk and those other persons who are signatories thereto. (Incorporated herein by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q (File No. 001-13697) for the quarter ended July 2, 1994.)

*10.3
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

*10.4
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

*10.5
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

*10.6
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

*10.7
Amendment No. 4 to Credit and Security Agreement, dated as of January 5, 2015, by and among Mohawk Factoring, LLC, Mohawk Servicing, LLC, the lenders party hereto, the liquidity banks party hereto, the co-agents party hereto and SunTrust Bank, as administrative agent (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended April 4, 2015).

*10.8
Amendment No. 5 to Credit and Security Agreement, dated as of December 10, 2015, by and among Mohawk Factoring, LLC, Mohawk Servicing, LLC, the lenders party hereto, the liquidity banks party hereto, the co-agents party hereto and SunTrust Bank, as administrative agent. (Incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015).

10.9
Amendment No. 6 to Credit and Security Agreement, dated as of December 13, 2016, by and among Mohawk Factoring, LLC, Mohawk Servicing, LLC, the lenders party hereto, the liquidity banks party hereto, the co-agents party hereto and SunTrust Bank, as administrative agent.

10.10
Amendment No. 7 to Credit and Security Agreement, dated as of January __, 2017, by and among Mohawk Factoring, LLC, Mohawk Servicing, LLC, the lenders party hereto, the liquidity banks party hereto, the co-agents party hereto and SunTrust Bank, as administrative agent.

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

*10.19
The Mohawk Industries, Inc. Senior Management Deferred Compensation Plan, as amended and restated as of January 1, 2015. (Incorporated herein by reference to Exhibit 10.19 in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2015.)

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

Mohawk Industries, Inc.
	By:	/s/ JEFFREY S. LORBERBAUM
February 27, 2017		Jeffrey S. Lorberbaum,
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 27, 2017	/s/ JEFFREY S. LORBERBAUM
Jeffrey S. Lorberbaum,
Chairman and Chief Executive Officer (principal executive officer)

February 27, 2017	/s/ FRANK H. BOYKIN
Frank H. Boykin,
Chief Financial Officer and Vice President-Finance (principal financial officer)

February 27, 2017	/s/ JAMES F. BRUNK
James F. Brunk,
Vice President and Corporate Controller (principal accounting officer)

February 27, 2017	/s/ FILIP BALCAEN
Filip Balcaen, Director

February 27, 2017	/s/ BRUCE C. BRUCKMANN
Bruce C. Bruckmann, Director

February 27, 2017	/s/ FRANS DE COCK
Frans De Cock, Director

February 27, 2017	/s/ RICHARD C. ILL
Richard C. Ill, Director

February 27, 2017	/s/ JOSEPH A. ONORATO
Joseph A. Onorato, Director

February 27, 2017	/s/ WILLIAM H. RUNGE III
William Henry Runge III Director

February 27, 2017	/s/ KAREN A. SMITH BOGART
Karen A. Smith Bogart, Director

February 27, 2017	/s/ W. CHRISTOPHER WELLBORN
W. Christopher Wellborn, Director