Form 10-Q
period 2017-04-01
MOHAWK INDUSTRIES INC
filed 2017-05-05
CIK 851968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________
[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2017

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s common stock as of May 3, 2017, the latest practicable date, is as follows: 74,320,034 shares of common stock, $.01 par value.

MOHAWK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

 MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	April 1, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$188,436	121,665
Receivables, net	1,497,908	1,376,151
Inventories	1,740,880	1,675,751
Prepaid expenses	279,153	267,724
Other current assets	28,605	30,221
Total current assets	3,734,982	3,471,512
Property, plant and equipment	6,459,487	6,243,775
Less: accumulated depreciation	2,953,333	2,873,427
Property, plant and equipment, net	3,506,154	3,370,348
Goodwill	2,293,107	2,274,426
Tradenames	587,997	580,147
Other intangible assets subject to amortization, net	247,764	254,459
Deferred income taxes and other non-current assets	357,513	279,704
	$10,727,517	10,230,596

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$1,497,986	1,382,738
Accounts payable and accrued expenses	1,330,341	1,335,582
Total current liabilities	2,828,327	2,718,320
Deferred income taxes	385,398	361,416
Long-term debt, less current portion	1,132,268	1,128,747
Other long-term liabilities	292,499	214,930
Total liabilities	4,638,492	4,423,413
Commitments and contingencies (Note 13)
Redeemable noncontrolling interest	24,201	23,696
Stockholders’ equity:
Preferred stock, $.01 par value; 60 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 150,000 shares authorized; 81,652 and 81,519 shares issued in 2017 and 2016, respectively	817	815
Additional paid-in capital	1,788,883	1,791,540
Retained earnings	5,233,468	5,032,914
Accumulated other comprehensive loss	(749,986)	(833,027)
	6,273,182	5,992,242
Less treasury stock at cost; 7,350 and 7,351 shares in 2017 and 2016, respectively	215,770	215,791
Total Mohawk Industries, Inc. stockholders' equity	6,057,412	5,776,451
Nonredeemable noncontrolling interest	7,412	7,036
Total stockholders' equity	6,064,824	5,783,487
	$10,727,517	10,230,596
See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	April 1, 2017	April 2, 2016
Net sales	$2,220,645	2,172,046
Cost of sales	1,540,292	1,532,367
Gross profit	680,353	639,679
Selling, general and administrative expenses	405,569	394,007
Operating income	274,784	245,672
Interest expense	8,202	12,301
Other (income) expense, net	(2,832)	3,429
Earnings before income taxes	269,414	229,942
Income tax expense	68,358	57,825
Net earnings including noncontrolling interests	201,056	172,117
Net income attributable to noncontrolling interests	502	569
Net earnings attributable to Mohawk Industries, Inc.	$200,554	171,548

Basic earnings per share attributable to Mohawk Industries, Inc.
Basic earnings per share attributable to Mohawk Industries, Inc.	$2.70	2.32
Weighted-average common shares outstanding—basic	74,212	73,976

Diluted earnings per share attributable to Mohawk Industries, Inc.
Diluted earnings per share attributable to Mohawk Industries, Inc.	$2.68	2.30
Weighted-average common shares outstanding—diluted	74,754	74,490
See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended
	April 1, 2017	April 2, 2016
Net earnings including noncontrolling interests	$201,056	172,117
Other comprehensive income (loss):
Foreign currency translation adjustments	83,623	120,768
Pension prior service cost and actuarial (loss)	(582)	(20)
Other comprehensive income	83,041	120,748
Comprehensive income	284,097	292,865
Comprehensive income attributable to noncontrolling interests	502	569
Comprehensive income attributable to Mohawk Industries, Inc.	$283,595	292,296
See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	April 1, 2017	April 2, 2016
Cash flows from operating activities:
Net earnings	$201,056	172,117
Adjustments to reconcile net earnings to net cash provided by operating activities:
Restructuring	3,025	5,253
Depreciation and amortization	105,024	100,194
Deferred income taxes	20,194	9,878
Loss on disposal of property, plant and equipment	547	2,332
Stock-based compensation expense	9,467	9,059
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	(109,761)	(144,119)
Inventories	(51,466)	(23,501)
Other assets and prepaid expenses	(3,005)	24,835
Accounts payable and accrued expenses	(12,188)	(5,251)
Other liabilities	2,989	1,074
Net cash provided by operating activities	165,882	151,871
Cash flows from investing activities:
Additions to property, plant and equipment	(201,270)	(140,833)
Acquisitions, net of cash acquired	(827)	—
Net cash used in investing activities	(202,097)	(140,833)
Cash flows from financing activities:
Payments on Senior Credit Facilities	(185,722)	(175,017)
Proceeds from Senior Credit Facilities	157,957	66,658
Payments on Commercial Paper	(3,155,448)	(7,046,615)
Proceeds from Commercial Paper	3,788,003	7,812,624
Repayment of senior notes	—	(645,555)
Change in asset securitization borrowings	(500,000)	—
Debt issuance costs	(522)	(1,002)
Change in outstanding checks in excess of cash	(1,158)	(1,711)
Shares redeemed for taxes	(12,255)	(10,402)
Proceeds and net tax benefit from stock transactions	13	790
Net cash provided by (used in) financing activities	90,868	(230)
Effect of exchange rate changes on cash and cash equivalents	12,118	5,805
Net change in cash and cash equivalents	66,771	16,613
Cash and cash equivalents, beginning of period	121,665	81,692
Cash and cash equivalents, end of period	$188,436	98,305

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

1. General

Interim Reporting

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("U.S. GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto, and the Company’s description of critical accounting policies, included in the Company’s 2016 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. Results for interim periods are not necessarily indicative of the results for the year.

Hedges of Net Investments in Non-U.S. Operations

The Company has numerous investments outside the United States. The net assets of these subsidiaries are exposed to changes and volatility in currency exchange rates. The Company uses foreign currency denominated debt to hedge some of its non-U.S. net investments against adverse movements in exchange rates. The gains and losses on the Company's net investments in its non-U.S. operations are partially economically offset by gains and losses on its foreign currency borrowings. The Company designated its €500,000 2.00% Senior Notes borrowing as a net investment hedge of a portion of its European operations. For the three months ended April 1, 2017, the change in the U.S. dollar value of the Company's euro denominated debt was an increase of $6,781 ($4,238 net of taxes), which is recorded in the foreign currency translation adjustment component of other comprehensive income (loss). The increase in the U.S. dollar value of the Company's debt partially offsets the euro-to-dollar translation of the Company's net investment in its European operations.

Recent Accounting Pronouncements - Effective in Future Years

In May 2014, the FASB issued Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers. This topic converges the guidance within U.S. GAAP and International Financial Reporting Standards ("IFRS") and supersedes ASC 605, Revenue Recognition. The new standard requires companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard will also result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively, and improve guidance for multiple-element arrangements. The new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period and early application is not permitted. On July 9, 2015, the FASB decided to defer the effective date of ASC 606 for one year. The deferral results in the new revenue standard being effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017. The Company will adopt the provisions of this new accounting standard at the beginning of fiscal year 2018, using the cumulative effect method, and continues to evaluate the impact of the adoption of ASC 606 on its consolidated financial statements. The Company expects to complete its assessment of the impact of adoption of ASC 606 during the first half of 2017.

In February 2016, the FASB issued ASU 2016-02, Leases. The amendments in this Update create Topic 842, Leases, and supersede the requirements in Topic 840, Leases. Topic 842 specifies the accounting for leases. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. The guidance in this update is effective for annual reporting periods beginning after December 15, 2018 including interim periods within that reporting period and early adoption is permitted. The Company plans to adopt the provisions of this update at the beginning of fiscal year 2019. Based on a preliminary assessment, the Company expects the adoption of this guidance to have a material impact on its assets and liabilities due to the recognition of right-of-use assets and lease liabilities on its consolidated balance sheets at the beginning of the earliest period presented. The Company is continuing its assessment, which may identify additional impacts this guidance will have on its consolidated financial statements and disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of credit losses on financial instruments. Topic 326 amends guidance on reporting credit losses by replacing the current incurred loss model with a forward-looking expected loss model. Current accounting delays the recognition of credit losses until it is probable a loss

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the definition of a business. The amendments in this Update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. The guidance in this update is effective for fiscal years beginning after December 15, 2017, and interim periods within those years.

In January 2017, the FASB also issued ASU 2017-04, Intangibles - Goodwill and other (Topic 350): Simplifying the test for goodwill impairment. The amendments in this Update remove the second step of the current goodwill impairment test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. This guidance is effective for impairment tests in fiscal years beginning after December 15, 2019.

Recent Accounting Pronouncements - Recently Adopted

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. This update changes the measurement principle for inventory for entities using FIFO or average cost from the lower of cost or market to lower of cost and net realizable value. Entities that measure inventory using LIFO or the retail inventory method are not affected. This update will more closely align the accounting for inventory under U.S. GAAP with IFRS. The Company currently accounts for inventory using the FIFO method. The Company adopted the provisions of this update at the beginning of fiscal year 2017. This update did not have a material impact on the Company's consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. This update simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company adopted the provisions of this update at the beginning of fiscal year 2017, with the statement of cash flows classifications applied retrospectively. Accordingly, cash paid for shares redeemed for taxes of $10,402 was reclassed to financing activities from operating activities in 2016. Additionally, excess tax benefits are now classified with other tax flows as an operating activity with $3,709 reclassified from financing activities in 2016. The Company has also elected to continue to estimate the number of awards that are expected to vest when accounting for forfeitures.

2. Acquisitions

On January 20, 2017, the Company and its subsidiary, Marazzi Acquisition S.r.l, entered into a share purchase agreement to acquire a ceramic company in Italy for approximately €189,900, subject to certain adjustments set forth in the share purchase agreement. The Company anticipates product, sales and manufacturing synergies that will enhance its cost position and strengthen its combined brands and distribution. The acquisition was completed on April 4, 2017. The Company has not completed the purchase price allocation for this acquisition.

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

Restructuring, acquisition transaction and integration-related costs consisted of the following during the three months ended April 1, 2017 and April 2, 2016:

	Three Months Ended
	April 1, 2017	April 2, 2016
Cost of sales
Restructuring costs (a)	$2,898	5,026
Acquisition integration-related costs	(86)	822
Restructuring and integration-related costs	$2,812	5,848

Selling, general and administrative expenses
Restructuring costs (a)	$127	227
Acquisition integration-related costs	1,039	967
Restructuring, acquisition and integration-related costs	$1,166	1,194

(a) The restructuring costs for 2017 and 2016 primarily relate to the Company's actions taken to lower its cost structure and improve efficiencies of manufacturing and distribution operations as well as actions related to the Company's recent acquisitions.

The restructuring activity for the three months ended April 1, 2017 is as follows:

	Asset write-downs	Severance	Other restructuring costs	Total
Balance as of December 31, 2016	$—	5,183	6,243	11,426
Provision - Global Ceramic segment	—	—	58	58
Provision - Flooring NA segment	258	—	1,969	2,227
Provision - Flooring ROW segment	43	229	468	740
Cash payments	(47)	(2,971)	(4,630)	(7,648)
Non-cash items	(254)	15	(136)	(375)
Balance as of April 1, 2017	$—	2,456	3,972	6,428

The Company expects the remaining severance and other restructuring costs to be paid over the next year.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Receivables, net

Receivables, net are as follows:

	April 1, 2017	December 31, 2016
Customers, trade	$1,508,927	1,386,306
Income tax receivable	6,192	8,616
Other	64,029	59,564
	1,579,148	1,454,486
Less: allowance for discounts, returns, claims and doubtful accounts	81,240	78,335
Receivables, net	$1,497,908	1,376,151

5. Inventories

The components of inventories are as follows:

	April 1, 2017	December 31, 2016
Finished goods	$1,207,029	1,127,573
Work in process	147,038	137,310
Raw materials	386,813	410,868
Total inventories	$1,740,880	1,675,751

6. Goodwill and intangible assets

The components of goodwill and other intangible assets are as follows:

Goodwill:

	Global Ceramic segment	Flooring NA segment	Flooring ROW segment	Total
Balance as of December 31, 2016
Goodwill	$1,482,226	869,764	1,249,861	3,601,851
Accumulated impairment losses	(531,930)	(343,054)	(452,441)	(1,327,425)
	$950,296	526,710	797,420	2,274,426

Currency translation during the period	$7,790	—	10,891	18,681

Balance as of April 1, 2017
Goodwill	1,490,016	869,764	1,260,752	3,620,532
Accumulated impairment losses	(531,930)	(343,054)	(452,441)	(1,327,425)
	$958,086	526,710	808,311	2,293,107

Intangible assets not subject to amortization:

Tradenames
Balance as of December 31, 2016	$580,147
Intangible assets impaired during the period	—
Currency translation during the period	7,850
Balance as of April 1, 2017	$587,997

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Intangible assets subject to amortization:

During the first quarter of 2017, the Company acquired certain assets of a distribution business in the Flooring ROW segment for $1,407, resulting in intangible assets subject to amortization of $827.

Gross carrying amounts:	Customer relationships	Patents	Other	Total
Balance as of December 31, 2016	$569,980	234,022	6,330	810,332
Intangible assets recognized or adjusted during the period	827	—	—	827
Currency translation during the period	5,049	3,020	73	8,142
Balance as of April 1, 2017	$575,856	237,042	6,403	819,301

Accumulated amortization:	Customer relationships	Patents	Other	Total
Balance as of December 31, 2016	$334,276	220,598	999	555,873
Amortization during the period	6,397	3,652	10	10,059
Currency translation during the period	2,762	2,841	2	5,605
Balance as of April 1, 2017	$343,435	227,091	1,011	571,537

Intangible assets subject to amortization, net	$232,421	9,951	5,392	247,764

	Three Months Ended
	April 1, 2017	April 2, 2016
Amortization expense	$10,059	9,564

7. Accounts payable and accrued expenses

Accounts payable and accrued expenses are as follows:

	April 1, 2017	December 31, 2016
Outstanding checks in excess of cash	$11,111	12,269
Accounts payable, trade	780,467	729,415
Accrued expenses	328,612	333,942
Product warranties	46,563	46,347
Accrued interest	6,794	20,396
Accrued compensation and benefits	156,794	193,213
Total accounts payable and accrued expenses	$1,330,341	1,335,582

8. Accumulated other comprehensive income (loss)

The changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended April 1, 2017 are as follows:

	Foreign currency translation adjustments	Pensions	Total
Balance as of December 31, 2016	$(825,354)	(7,673)	(833,027)
Current period other comprehensive income (loss) before reclassifications	83,623	(582)	83,041
Balance as of April 1, 2017	$(741,731)	(8,255)	(749,986)

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

The Company granted 153 restricted stock units ("RSUs") at a weighted average grant-date fair value of $226.85 for the three months ended April 1, 2017. The Company granted 182 RSUs at a weighted average grant-date fair value of $184.88 per unit for the three months ended April 2, 2016. The Company recognized stock-based compensation costs related to the issuance of RSUs of $9,465 ($5,743 net of taxes) and $9,049 ($5,491 net of taxes) for the three months ended April 1, 2017 and April 2, 2016, respectively, which has been allocated to cost of sales and selling, general and administrative expenses. Pre-tax unrecognized compensation expense for unvested RSUs granted to employees, net of estimated forfeitures, was $51,948 as of April 1, 2017, and will be recognized as expense over a weighted-average period of approximately 1.90 years. The Company also recognized stock-based compensation costs related to stock options of $2 ($1 net of taxes) and $10 ($6 net of taxes) for the three months ended April 1, 2017 and April 2, 2016, respectively, which has been allocated to cost of sales and selling, general and administrative expenses.

10. Other (income) expense, net

Other (income) expense, net is as follows:

	Three Months Ended
	April 1, 2017	April 2, 2016
Foreign currency (income) losses, net	$(2,323)	5,042
All other, net	(509)	(1,613)
Total other (income) expense, net	$(2,832)	3,429

11. Earnings per share

Basic earnings per common share is computed by dividing earnings from continuing operations attributable to Mohawk Industries, Inc. by the weighted average number of common shares outstanding during each period. Diluted earnings per common share assumes the exercise of outstanding stock options and the vesting of RSUs using the treasury stock method when the effects of such assumptions are dilutive. A reconciliation of earnings attributable to Mohawk Industries, Inc. and weighted average common shares outstanding for purposes of calculating basic and diluted earnings per share is as follows:

	Three Months Ended
	April 1, 2017	April 2, 2016
Net earnings attributable to Mohawk Industries, Inc.	$200,554	171,548
Accretion of redeemable noncontrolling interest	—	—
Net earnings available to common stockholders	$200,554	171,548

Weighted-average common shares outstanding-basic and diluted:
Weighted-average common shares outstanding—basic	74,212	73,976
Add weighted-average dilutive potential common shares—options to purchase common shares and RSUs, net	542	514
Weighted-average common shares outstanding-diluted	74,754	74,490

Earnings per share attributable to Mohawk Industries, Inc.
Basic	$2.70	2.32
Diluted	$2.68	2.30

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

Segment information is as follows:

	Three Months Ended
	April 1, 2017	April 2, 2016
Net sales:
Global Ceramic segment	$784,969	773,726
Flooring NA segment	939,496	906,364
Flooring ROW segment	496,180	491,956
Intersegment sales	—	—
	$2,220,645	2,172,046
Operating income (loss):
Global Ceramic segment	$116,036	99,777
Flooring NA segment	92,142	75,351
Flooring ROW segment	76,095	79,537
Corporate and intersegment eliminations	(9,489)	(8,993)
	$274,784	245,672

	April 1, 2017	December 31, 2016
Assets:
Global Ceramic segment	$4,229,183	4,024,859
Flooring NA segment	3,528,062	3,410,856
Flooring ROW segment	2,801,782	2,689,592
Corporate and intersegment eliminations	168,490	105,289
	$10,727,517	10,230,596

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The Company believes that adequate provisions for resolution of all contingencies, claims and pending litigation have been made for probable losses that are reasonably estimable. These contingencies are subject to significant uncertainties and we are unable to estimate the amount or range of loss, if any, in excess of amounts accrued. Although there can be no assurances, the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Company does not believe that the ultimate outcome of these actions will have a material adverse effect on its financial condition but could have a material adverse effect on its results of operations, cash flows or liquidity in a given quarter or year.

14. Debt

Senior Credit Facility

On March 26, 2015, the Company amended and restated its 2013 Senior Credit Facility increasing its size from $1,000,000 to $1,800,000 and extending the maturity from September 25, 2018 to March 26, 2020 (as amended and restated, the "2015 Senior Credit Facility"). The 2015 Senior Credit Facility eliminated certain provisions in the 2013 Senior Credit Facility, including those that: (a) accelerated the maturity date to 90 days prior to the maturity of senior notes due in January 2016 if certain specified liquidity levels were not met; and (b) required that certain subsidiaries guarantee the Company's obligations if the Company’s credit ratings fell below investment grade. The 2015 Senior Credit Facility also modified certain negative covenants to provide the Company with additional flexibility, including flexibility to make acquisitions and incur additional indebtedness. On March 1, 2016, the Company amended the 2015 Senior Credit Facility to, among other things, carve out from the general limitation on subsidiary indebtedness with respect to the issuance of Euro-denominated commercial paper notes by subsidiaries. Additionally, at several points in 2016, the Company extended the maturity date of the 2015 Senior Credit Facility from March 26, 2020 to March 26, 2021. In March 2017, the Company amended the 2015 Senior Credit Facility to extend the maturity date from March 26, 2021 to March 26, 2022 with respect to all but $75,000 of the total amount committed under the 2015 Senior Credit Facility. In April 2017, the Company extended the maturity for an additional $60,000 to March 26, 2022. Of the total amount committed under the 2015 Senior Credit Facility, $1,785,000 now matures on March 26, 2022, and $15,000 matures on March 26, 2021.

At the Company's election, revolving loans under the 2015 Senior Credit Facility bear interest at annual rates equal to either (a) LIBOR for 1, 2, 3 or 6 month periods, as selected by the Company, plus an applicable margin ranging between 1.00% and 1.75% (1.125% as of April 1, 2017), or (b) the higher of the Wells Fargo Bank, National Association prime rate, the Federal Funds rate plus 0.5%, or a monthly LIBOR rate plus 1.0%, plus an applicable margin ranging between 0.00% and 0.75% (0.125% as of April 1, 2017). The Company also pays a commitment fee to the lenders under the 2015 Senior Credit Facility on the average amount by which the aggregate commitments of the lenders' exceed utilization of the 2015 Senior Credit Facility ranging from 0.10% to 0.225% per annum (0.125% as of April 1, 2017). The applicable margins and the commitment fee are determined based on whichever of the Company's Consolidated Net Leverage Ratio or its senior unsecured debt rating (or if not available, corporate family rating) results in the lower applicable margins and commitment fee (with applicable margins and the commitment fee increasing as that ratio increases or those ratings decline, as applicable).

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

The Company paid financing costs of $522 in connection with the extension of its 2015 Senior Credit Facility from March 26, 2021 to March 26, 2022. These costs were deferred and, along with unamortized costs of $6,873 are being amortized over the term of the 2015 Senior Credit Facility.

As of April 1, 2017, amounts utilized under the 2015 Senior Credit Facility included $38,615 of borrowings and $380 of standby letters of credit related to various insurance contracts and foreign vendor commitments. The outstanding borrowings of $1,458,328 under the Company's U.S. and European commercial paper programs as of April 1, 2017 reduce the availability of the 2015 Senior Credit Facility. Including commercial paper borrowings, the Company has utilized $1,497,323 under the 2015 Senior Credit Facility resulting in a total of $302,677 available as of April 1, 2017.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Commercial Paper

On February 28, 2014 and July 31, 2015, the Company established programs for the issuance of unsecured commercial paper in the United States and Eurozone capital markets, respectively. Commercial paper issued under the U.S. and European programs will have maturities ranging up to 397 days and 183 days, respectively. None of the commercial paper may be voluntarily prepaid or redeemed by the Company and all rank pari passu with all of the Company's other unsecured and unsubordinated indebtedness. To the extent that the Company issues European commercial paper notes through a subsidiary of the Company, the notes will be fully and unconditionally guaranteed by the Company.

The Company uses its 2015 Senior Credit Facility as a liquidity backstop for its commercial paper programs. Accordingly, the total amount outstanding under all of the Company's commercial paper programs may not exceed $1,800,000 (less any amounts drawn on the 2015 Credit Facility) at any time.

The proceeds from the issuance of commercial paper notes will be available for general corporate purposes. As of April 1, 2017, there was $578,200 outstanding under the U.S. program, and the euro equivalent of $880,128 was outstanding under the European program. The weighted-average interest rate and maturity period for the U.S. program were 1.23% and 19.44 days, respectively. The weighted average interest rate and maturity period for the European program were (0.15)% and 41.59 days, respectively.

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

On January 17, 2006, the Company issued $900,000 aggregate principal amount of 6.125% Senior Notes due January 15, 2016. During 2014, the Company purchased for cash $254,445 aggregate principal amount of its outstanding 6.125% Senior Notes due January 15, 2016. On January 15, 2016, the Company paid the remaining $645,555 outstanding principal of its 6.125% Senior Notes (plus accrued but unpaid interest) utilizing cash on hand and borrowings under its U.S. commercial paper program

Accounts Receivable Securitization

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

Under the terms of the Securitization Facility, certain subsidiaries of the Company sell at a discount certain of their trade accounts receivable (the “Receivables”) to Mohawk Factoring, LLC (“Factoring”) on a revolving basis. Factoring is a wholly owned, bankruptcy remote subsidiary of the Company, meaning that Factoring is a separate legal entity whose assets are available to satisfy the claims of the creditors of Factoring only, not the creditors of the Company or the Company’s other subsidiaries.  To fund such purchases, Factoring may borrow up to $500,000 based on the amount of eligible Receivables owned by Factoring, and Factoring has granted a security interest in all of such Receivables to the third-party lending group as collateral for such borrowings.  Amounts loaned to Factoring under the Securitization Facility bear interest at commercial paper interest rates, in the case of lenders that are commercial paper conduits, or LIBOR, in the case of lenders that are not commercial paper conduits, in each case, plus an applicable margin of 0.70% per annum. Factoring also pays a commitment fee at a per annum rate of 0.30% on the unused amount of each lender’s commitment. At April 1, 2017, the amount utilized under the Securitization Facility was $0.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The fair values and carrying values of our debt instruments are detailed as follows:

	April 1, 2017		December 31, 2016
	Fair Value	Carrying Value	Fair Value	Carrying Value
3.85% Senior Notes, payable February 1, 2023; interest payable semiannually	$615,810	600,000	615,006	600,000
2.00% Senior Notes, payable January 14, 2022; interest payable annually	565,285	532,765	556,460	525,984
U.S. commercial paper	578,200	578,200	283,800	283,800
European commercial paper	880,128	880,128	536,503	536,503
2015 Senior Credit Facility	38,615	38,615	60,672	60,672
Securitization facility, due December 19, 2017	—	—	500,000	500,000
Capital leases and other	6,972	6,972	11,643	11,643
Unamortized debt issuance costs	(6,426)	(6,426)	(7,117)	(7,117)
Total debt	2,678,584	2,630,254	2,556,967	2,511,485
Less current portion of long term debt and commercial paper	1,497,986	1,497,986	1,382,738	1,382,738
Long-term debt, less current portion	$1,180,598	1,132,268	1,174,229	1,128,747

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
A majority of the Company’s sales and long-lived assets are located in the United States and Europe. The Company expects continued strong performance in the United States market as residential housing starts and remodeling continue to improve. The Company also has operations in Europe, Mexico and Russia where the Company is growing market share, especially in its ceramic tile product lines. The Company expects second quarter sales growth to continue on a local basis, and operating income should improve despite inflation, expiring patents and a weaker British Pound. The Company is also implementing product price increases across the enterprise due to escalating material costs.

For the three months ended April 1, 2017, net earnings attributable to the Company were $200.6 million, or diluted earnings per share (“EPS”) of $2.68, compared to the net earnings attributable to the Company of $171.5 million, or diluted EPS of $2.30, for the three months ended April 2, 2016. The increase in diluted EPS for the three months ended April 1, 2017 was primarily attributable to increased sales volumes, savings from capital investments and cost reduction initiatives, the favorable net impact of price and product mix, lower interest rates and the favorable impact of foreign exchange rates on transactions, partially offset by higher input costs, increased employee costs, and costs associated with investments in new product development, sales personnel, and marketing.

Recent Events

On April 4, 2017, the Company completed its acquisition of a ceramic company in Italy for approximately €189.9 million.

Results of Operations

Quarter Ended April 1, 2017, as compared with Quarter Ended April 2, 2016

Net sales

Net sales for the three months ended April 1, 2017 were $2,220.6 million, reflecting an increase of $48.6 million, or 2.2%, from the $2,172.0 million reported for the three months ended April 2, 2016. The increase was primarily attributable to higher sales volume of approximately $50 million, or 2%, and the favorable net impact of price and product mix of approximately $16 million, partially offset by the net impact of unfavorable foreign exchange rates of approximately $18 million.

Global Ceramic segment—Net sales increased $11.2 million, or 1.5%, to $785.0 million for the three months ended April 1, 2017, compared to $773.7 million for the three months ended April 2, 2016. The increase was primarily attributable to the favorable net impact of price and product mix of approximately $8 million, or 1%.

Flooring NA segment—Net sales increased $33.1 million, or 3.7%, to $939.5 million for the three months ended April 1, 2017, compared to $906.4 million for the three months ended April 2, 2016. The increase was primarily attributable to higher sales volume of approximately $28 million, or 3%, and the favorable net impact of price and product mix of approximately $5 million.

Flooring ROW segment—Net sales increased $4.2 million, or 0.9%, to $496.2 million for the three months ended April 1, 2017, compared to $492.0 million for the three months ended April 2, 2016. The increase was primarily attributable to higher sales volume of approximately $20 million, or 4%, partially offset by the net impact of unfavorable foreign exchange rates of approximately $19 million, or 4%.

Gross profit

Gross profit for the three months ended April 1, 2017 was $680.4 million (30.6% of net sales), an increase of $40.7 million or 6.4%, compared to gross profit of $639.7 million (29.5% of net sales) for the three months ended April 2, 2016. As a percentage of net sales, gross profit increased 110 basis points. The increase in gross profit dollars was primarily attributable to higher sales volume of approximately $14 million, savings from capital investments and cost reduction initiatives of approximately $36 million, and the favorable net impact of price and product mix of approximately $10 million, partially offset by higher input costs of approximately $22 million, including increased material costs of approximately $11 million.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended April 1, 2017 were $405.6 million (18.3% of net sales), an increase of $11.6 million compared to $394.0 million (18.1% of net sales) for the three months ended April 2, 2016. As a percentage of net sales, selling, general and administrative expenses increased 20 basis points. The increase in selling, general and administrative expenses in dollars was primarily attributable to approximately $8 million of costs associated with investments in new product development, sales personnel, and marketing, approximately $5 million of costs due to higher sales volume, partially offset by savings from capital investments and cost reduction initiatives of approximately $5 million.

Operating income

Operating income for the three months ended April 1, 2017 was $274.8 million (12.4% of net sales) reflecting an increase of $29.1 million, or 11.8%, compared to operating income of $245.7 million (11.3% of net sales) for the three months ended April 2, 2016. The increase in operating income was primarily attributable to savings from capital investments and cost reduction initiatives of approximately $41 million, increased sales volumes of approximately $9 million and the favorable net impact of price and product mix of approximately $9 million, partially offset by higher input costs of approximately $22 million, including increased material costs of approximately $11 million, and approximately $8 million of costs associated with investments in new product development, sales personnel, and marketing.

Global Ceramic segment—Operating income was $116.0 million (14.8% of segment net sales) for the three months ended April 1, 2017 reflecting an increase of $16.3 million compared to operating income of $99.8 million (12.9% of segment net sales) for the three months ended April 2, 2016. The increase in operating income was primarily attributable to savings from capital investments and cost reduction initiatives of approximately $19 million, and the favorable impact of price and product mix of approximately $5 million, partially offset by higher input costs of approximately $9 million.

Flooring NA segment—Operating income was $92.1 million (9.8% of segment net sales) for the three months ended April 1, 2017 reflecting an increase of $16.8 million compared to operating income of $75.4 million (8.3% of segment net sales) for the three months ended April 2, 2016. The increase in operating income was primarily attributable to savings from capital investments and cost reduction initiatives of approximately $13 million, and increased sales volumes of approximately $5 million.

Flooring ROW segment—Operating income was $76.1 million (15.3% of segment net sales) for the three months ended April 1, 2017 reflecting a decrease of $3.4 million compared to operating income of $79.5 million (16.2% of segment net sales) for the three months ended April 2, 2016. The decrease in operating income was primarily attributable to increased material costs of approximately $11 million, the net impact of unfavorable exchange rates of approximately $5 million, partially offset by savings from capital investments and cost reduction initiatives of approximately $10 million, and increased sales volumes of approximately $3 million.

Interest expense

Interest expense was $8.2 million for the three months ended April 1, 2017, reflecting a decrease of $4.1 million compared to interest expense of $12.3 million for the three months ended April 2, 2016. The decrease was primarily attributable to a shift in the Company's borrowings to lower interest rate instruments.

Other (income) expense, net

Other income was $2.8 million for the three months ended April 1, 2017, reflecting a favorable change of $6.3 million compared to other expense of $3.4 million for the three months ended April 2, 2016. The change was primarily attributable to the favorable impact of foreign exchange rates on transactions.

Income tax expense

For the three months ended April 1, 2017, the Company recorded income tax expense of $68.4 million on earnings before income taxes of $269.4 million for an effective tax rate of 25.4%, as compared to an income tax expense of $57.8 million on earnings before income taxes of $229.9 million, for an effective tax rate of 25.1% for the three months ended April 2, 2016. The difference in the effective tax rate for the comparative period is due to the geographic dispersion of earnings and losses for the periods.

Liquidity and Capital Resources

The Company’s primary capital requirements are for working capital, capital expenditures and acquisitions. The Company’s capital needs are met primarily through a combination of internally generated funds, commercial paper, bank credit lines, term and senior notes and credit terms from suppliers. At April 1, 2017, the Company had a total of $802,677 available under its 2015 Senior Credit Facility and Securitization Facility.

Net cash provided by operating activities in the first three months of 2017 was $165.9 million, compared to net cash provided by operating activities of $151.9 million in the first three months of 2016. The increase of $14.0 million in 2017 was primarily attributable to higher earnings during the first three months of 2017 when compared to the prior year. The increase in earnings was partially offset by changes in working capital. These changes in working capital reflect normal fluctuations relative to the timing and nature of these transactions.

Net cash used in investing activities in the first three months of 2017 was $202.1 million compared to net cash used in investing activities of $140.8 million in the first three months of 2016. Capital expenditures increased by $60.4 million to $201.3 million in the current year. The Company continues to invest to optimize sales and profit growth this year and beyond with product expansion and cost reduction projects in the business. Capital spending during the remainder of 2017 is expected to exceed $550 million, resulting in the full year spending being in excess of $750 million.

Net cash provided by financing activities in the first three months of 2017 was $90.9 million compared to net cash used in financing activities of $0.2 million in the three months of 2016. The change in cash provided by financing is primarily attributable to the repayment of senior notes of $646 million in the prior year, partially offset by decreased borrowings in the current year.

Senior Credit Facility and Term Loan

On March 26, 2015, the Company amended and restated its 2013 Senior Credit Facility increasing its size from $1,000.0 million to $1,800.0 million and extending the maturity from September 25, 2018 to March 26, 2020 (as amended and restated, the "2015 Senior Credit Facility"). The 2015 Senior Credit Facility eliminated certain provisions in the 2013 Senior Credit Facility, including those that: (a) accelerated the maturity date to 90 days prior to the maturity of senior notes due in January 2016 if certain specified liquidity levels were not met; and (b) required that certain subsidiaries guarantee the Company's obligations if the Company’s credit ratings fell below investment grade. The 2015 Senior Credit Facility also modified certain negative covenants to provide the Company with additional flexibility, including flexibility to make acquisitions and incur additional indebtedness. On March 1, 2016, the Company amended the 2015 Senior Credit Facility to, among other things, carve out from the general limitation on subsidiary indebtedness with respect to the issuance of Euro-denominated commercial paper notes by subsidiaries. Additionally , at several points in 2016, the Company extended the maturity date of the 2015 Senior Credit Facility from March 26, 2020 to March 26, 2021. In March 2017, the Company amended the 2015 Senior Credit Facility to extend the maturity date from March 26, 2021 to March 26, 2022 with respect to all but $75.0 million of the total amount committed under the 2015 Senior Credit Facility. In April 2017, the Company extended the maturity for an additional $60.0 million to March 26, 2022. Of the total amount committed under the 2015 Senior Credit Facility, $1,785.0 million now matures on March 26, 2022, and $15.0 million matures on March 26, 2021.

At the Company's election, revolving loans under the 2015 Senior Credit Facility bear interest at annual rates equal to either (a) LIBOR for 1, 2, 3 or 6 month periods, as selected by the Company, plus an applicable margin ranging between 1.00% and 1.75% (1.125% as of April 1, 2017), or (b) the higher of the Wells Fargo Bank, National Association prime rate, the Federal Funds rate plus 0.5%, or a monthly LIBOR rate plus 1.0%, plus an applicable margin ranging between 0.00% and 0.75% (0.125% as of April 1, 2017). The Company also pays a commitment fee to the lenders under the 2015 Senior Credit Facility on the average amount by which the aggregate commitments of the lenders' exceed utilization of the 2015 Senior Credit Facility ranging from 0.10% to 0.225% per annum (0.125% as of April 1, 2017). The applicable margins and the commitment fee are determined based on whichever of the Company's Consolidated Net Leverage Ratio or its senior unsecured debt rating (or if not available, corporate family rating) results in the lower applicable margins and commitment fee (with applicable margins and the commitment fee increasing as that ratio increases or those ratings decline, as applicable).

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

The Company paid financing costs of $0.5 million in connection with the amendment and extension of its 2015 Senior Credit Facility from March 26, 2021 to March 26, 2022. These costs were deferred and, along with unamortized costs of $6.9 million, are being amortized over the term of the 2015 Senior Credit Facility.

As of April 1, 2017, amounts utilized under the 2015 Senior Credit Facility included $38.6 million of borrowings and $0.4 million of standby letters of credit related to various insurance contracts and foreign vendor commitments. The outstanding borrowings of $1,458.3 million under the Company's U.S. and European commercial paper programs as of April 1, 2017 reduce the availability of the 2015 Senior Credit Facility. Including commercial paper borrowings, the Company has utilized $1,497.3 million under the 2015 Senior Credit Facility resulting in a total of $302.7 million available as of April 1, 2017.

Commercial Paper

On February 28, 2014 and July 31, 2015, the Company established programs for the issuance of unsecured commercial paper in the United States and Eurozone capital markets, respectively. Commercial paper issued under the U.S. and European programs will have maturities ranging up to 397 days and 183 days, respectively. None of the commercial paper may be voluntarily prepaid or redeemed by the Company and all rank pari passu with all of the Company's other unsecured and unsubordinated indebtedness. To the extent that the Company issues European commercial paper notes through a subsidiary of the Company, the notes will be fully and unconditionally guaranteed by the Company.

The Company uses its 2015 Senior Credit Facility as a liquidity backstop for its commercial paper programs. Accordingly, the total amount outstanding under all of the Company's commercial paper programs may not exceed $1,800.0 million (less any amounts drawn on the 2015 Credit Facility) at any time.

The proceeds from the issuance of commercial paper notes will be available for general corporate purposes. As of April 1, 2017, there was $578.2 million outstanding under the U.S. program, and the euro equivalent of $880.1 million was outstanding under the European program. The weighted-average interest rate and maturity period for the U.S. program were 1.23% and 19.44 days, respectively. The weighted average interest rate and maturity period for the European program were (0.15)% and 41.59 days, respectively.

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

Under the terms of the Securitization Facility, certain subsidiaries of the Company sell at a discount certain of their trade accounts receivable (the “Receivables”) to Mohawk Factoring, LLC (“Factoring”) on a revolving basis. Factoring is a wholly owned, bankruptcy remote subsidiary of the Company, meaning that Factoring is a separate legal entity whose assets are available to satisfy the claims of the creditors of Factoring only, not the creditors of the Company or the Company’s other subsidiaries.  To fund such purchases, Factoring may borrow up to $500.0 million based on the amount of eligible Receivables owned by Factoring, and Factoring has granted a security interest in all of such Receivables to the third-party lending group as collateral for such borrowings.  Amounts loaned to Factoring under the Securitization Facility bear interest at commercial paper interest rates, in the case of lenders that are commercial paper conduits, or LIBOR, in the case of lenders that are not commercial paper conduits, in each case, plus an applicable margin of 0.70% per annum. Factoring also pays a commitment fee at a per annum rate of 0.30% on the unused amount of each lender’s commitment. At April 1, 2017, the amount utilized under the Securitization Facility was $0.0 million.

The Company may continue, from time to time, to retire its outstanding debt through cash purchases in the open market, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amount involved may be material.

As of April 1, 2017, the Company had cash of $188.4 million, of which $166.0 million was held outside the United States. While the Company’s plans are to permanently reinvest the cash held outside the United States, the estimated cost of repatriation for the cash as of April 1, 2017 was approximately $58.1 million. The Company believes that its cash and cash equivalents on hand, cash generated from operations and availability under its existing credit facilities will be sufficient to meet its capital expenditure, working capital and debt servicing requirements over the next twelve months.

Contractual Obligations

There have been no significant changes to the Company’s contractual obligations as disclosed in the Company’s 2016 Annual Report filed on Form 10-K.

Critical Accounting Policies and Estimates

There have been no significant changes to the Company’s critical accounting policies and estimates during the period. The Company’s critical accounting policies and estimates are described in its 2016 Annual Report filed on Form 10-K.

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

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of April 1, 2017.

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

As of April 1, 2017, approximately 43% of the Company's debt portfolio was comprised of fixed-rate debt and 57% was floating-rate debt. A 1.0 percentage point change in the interest rate of the floating-rate debt would not have a material impact on the Company's results of operations. There have been no other significant changes to the Company’s exposure to market risk as disclosed in the Company’s 2016 Annual Report filed on Form 10-K.

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

The Company believes that adequate provisions for resolution of all contingencies, claims and pending litigation have been made for probable losses that are reasonably estimable. These contingencies are subject to significant uncertainties and we are unable to estimate the amount or range of loss, if any, in excess of amounts accrued. Although there can be no assurances, the Company does not believe that the ultimate outcome of these actions will have a material adverse effect on its financial condition but could have a material adverse effect on its results of operations, cash flows or liquidity in a given quarter or year.

Item 1A.	Risk Factors

There have been no material changes in the Company's risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2016. The risk factors disclosed in our Annual Report on Form 10-K, in addition to the other information set forth in this report, could materially affect our business, financial condition or results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

No.	Description

*10.1
Extension Agreement to Amended and Restated Credit Facility, dated March 10, 2017, by and among the Company and certain of its subsidiaries, as borrowers, Wells Fargo Bank, National Association, as administrative agent, swing line lender, and an L/C issuer, and the other lenders party thereto. (Incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated March 10, 2017.)

10.2
Amendment No. 8 to Credit and Security Agreement, dated as of May 4, 2017, by and among Mohawk Factoring, LLC, Mohawk Servicing, LLC, the lenders party hereto, the liquidity banks party hereto, the co-agents party hereto and SunTrust Bank, as administrative agent.

10.3
Amendment No. 1 to Receivables Purchase and Sale Agreement, dated as of May 4, 2017, among Mohawk Carpet Distribution, Inc., Dal‑Tile Distribution, Inc., Unilin North America, LLC, Aladdin Manufacturing of Alabama, LLC (as originators) and Mohawk Factoring (as buyer).

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

MOHAWK INDUSTRIES, INC.
(Registrant)

Dated:	May 5, 2017	By:	/s/ Jeffrey S. Lorberbaum
JEFFREY S. LORBERBAUM
Chairman and Chief Executive Officer
(principal executive officer)

Dated:	May 5, 2017	By:	/s/ Frank H. Boykin
FRANK H. BOYKIN
Chief Financial Officer
(principal financial officer)