Form 10-Q
period 2017-07-01
MOHAWK INDUSTRIES INC
filed 2017-08-04
CIK 851968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________
[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2017

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

The number of shares outstanding of the issuer’s common stock as of August 1, 2017, the latest practicable date, is as follows: 74,338,177 shares of common stock, $.01 par value.

MOHAWK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

 MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	July 1, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$130,238	121,665
Receivables, net	1,639,614	1,376,151
Inventories	1,865,941	1,675,751
Prepaid expenses	345,294	267,724
Other current assets	29,636	30,221
Total current assets	4,010,723	3,471,512
Property, plant and equipment	6,958,650	6,243,775
Less: accumulated depreciation	3,066,399	2,873,427
Property, plant and equipment, net	3,892,251	3,370,348
Goodwill	2,417,058	2,274,426
Tradenames	624,999	580,147
Other intangible assets subject to amortization, net	253,302	254,459
Deferred income taxes and other non-current assets	391,158	279,704
	$11,589,491	10,230,596

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$1,754,077	1,382,738
Accounts payable and accrued expenses	1,466,658	1,335,582
Total current liabilities	3,220,735	2,718,320
Deferred income taxes	389,259	361,416
Long-term debt, less current portion	1,174,440	1,128,747
Other long-term liabilities	323,851	214,930
Total liabilities	5,108,285	4,423,413
Commitments and contingencies (Note 13)
Redeemable noncontrolling interest	26,713	23,696
Stockholders’ equity:
Preferred stock, $.01 par value; 60 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 150,000 shares authorized; 81,688 and 81,519 shares issued in 2017 and 2016, respectively	817	815
Additional paid-in capital	1,804,065	1,791,540
Retained earnings	5,494,149	5,032,914
Accumulated other comprehensive loss	(636,787)	(833,027)
	6,662,244	5,992,242
Less treasury stock at cost; 7,350 and 7,351 shares in 2017 and 2016, respectively	215,766	215,791
Total Mohawk Industries, Inc. stockholders' equity	6,446,478	5,776,451
Nonredeemable noncontrolling interest	8,015	7,036
Total stockholders' equity	6,454,493	5,783,487
	$11,589,491	10,230,596
See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net sales	$2,453,038	2,310,336	4,673,683	4,482,382
Cost of sales	1,673,902	1,554,748	3,214,194	3,087,115
Gross profit	779,136	755,588	1,459,489	1,395,267
Selling, general and administrative expenses	423,311	404,896	828,880	798,903
Operating income	355,825	350,692	630,609	596,364
Interest expense	8,393	10,351	16,595	22,652
Other expense (income), net	3,002	(5,807)	170	(2,378)
Earnings before income taxes	344,430	346,148	613,844	576,090
Income tax expense	82,682	90,034	151,040	147,859
Net earnings including noncontrolling interests	261,748	256,114	462,804	428,231
Net income attributable to noncontrolling interests	1,067	926	1,569	1,495
Net earnings attributable to Mohawk Industries, Inc.	$260,681	255,188	461,235	426,736

Basic earnings per share attributable to Mohawk Industries, Inc.
Basic earnings per share attributable to Mohawk Industries, Inc.	$3.51	3.44	6.21	5.76
Weighted-average common shares outstanding—basic	74,327	74,123	74,269	74,049

Diluted earnings per share attributable to Mohawk Industries, Inc.
Diluted earnings per share attributable to Mohawk Industries, Inc.	$3.48	3.42	6.17	5.73
Weighted-average common shares outstanding—diluted	74,801	74,574	74,773	74,526
See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net earnings including noncontrolling interests	$261,748	256,114	462,804	428,231
Other comprehensive income (loss):
Foreign currency translation adjustments	113,465	(43,054)	197,088	77,714
Pension prior service cost and actuarial (loss) gain	(266)	13	(848)	(7)
Other comprehensive income (loss)	113,199	(43,041)	196,240	77,707
Comprehensive income	374,947	213,073	659,044	505,938
Comprehensive income attributable to noncontrolling interests	1,067	926	1,569	1,495
Comprehensive income attributable to Mohawk Industries, Inc.	$373,880	212,147	657,475	504,443
See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	July 1, 2017	July 2, 2016
Cash flows from operating activities:
Net earnings	$462,804	428,231
Adjustments to reconcile net earnings to net cash provided by operating activities:
Restructuring	16,353	9,524
Depreciation and amortization	214,785	201,408
Deferred income taxes	4,679	17,375
Loss (gain) on disposal of property, plant and equipment	915	(2,421)
Stock-based compensation expense	23,430	23,547
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	(166,643)	(201,249)
Inventories	(93,248)	(41,305)
Other assets and prepaid expenses	(64,447)	53,101
Accounts payable and accrued expenses	17,598	79,876
Other liabilities	(2,348)	(3,348)
Net cash provided by operating activities	413,878	564,739
Cash flows from investing activities:
Additions to property, plant and equipment	(425,423)	(276,914)
Acquisitions, net of cash acquired	(250,468)	—
Net cash used in investing activities	(675,891)	(276,914)
Cash flows from financing activities:
Payments on Senior Credit Facilities	(259,086)	(278,879)
Proceeds from Senior Credit Facilities	240,674	266,534
Payments on Commercial Paper	(7,155,819)	(13,888,260)
Proceeds from Commercial Paper	7,799,905	14,294,098
Repayment of senior notes	—	(645,555)
Payments of other debt and financing costs	(6,208)	—
Payments on asset securitization borrowings	(500,000)	—
Proceeds from asset securitization borrowings	150,000	—
Debt issuance costs	(567)	(1,086)
Change in outstanding checks in excess of cash	(538)	(3,981)
Shares redeemed for taxes	(12,255)	(11,671)
Proceeds and net tax benefit from stock transactions	1,202	4,133
Net cash provided by (used in) financing activities	257,308	(264,667)
Effect of exchange rate changes on cash and cash equivalents	13,278	7,199
Net change in cash and cash equivalents	8,573	30,357
Cash and cash equivalents, beginning of period	121,665	81,692
Cash and cash equivalents, end of period	$130,238	112,049

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

Hedges of Net Investments in Non-U.S. Operations

The Company has numerous investments outside the United States. The net assets of these subsidiaries are exposed to changes and volatility in currency exchange rates. The Company uses foreign currency denominated debt to hedge some of its non-U.S. net investments against adverse movements in exchange rates. The gains and losses on the Company's net investments in its non-U.S. operations are partially economically offset by gains and losses on its foreign currency borrowings. The Company designated its €500,000 2.00% Senior Notes borrowing as a net investment hedge of a portion of its European operations. For the six months ended July 1, 2017, the change in the U.S. dollar value of the Company's euro denominated debt was an increase of $45,314 ($28,321 net of taxes), which is recorded in the foreign currency translation adjustment component of other comprehensive income (loss). The increase in the U.S. dollar value of the Company's debt partially offsets the euro-to-dollar translation of the Company's net investment in its European operations.

Recent Accounting Pronouncements - Effective in Future Years

In May 2014, the FASB issued Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers. This topic converges the guidance within U.S. GAAP and International Financial Reporting Standards ("IFRS") and supersedes ASC 605, Revenue Recognition. The new standard requires companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard will also result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively, and improve guidance for multiple-element arrangements. The new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period and early application is not permitted. On July 9, 2015, the FASB decided to defer the effective date of ASC 606 for one year. The deferral results in the new revenue standard being effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017. The Company will adopt the provisions of this new accounting standard at the beginning of fiscal year 2018, using the cumulative effect method. The Company continues to analyze the adoption of ASC 606, including certain contracts that could result in a change in the timing of the recognition of revenue, the identification of new controls and processes designed to meet the requirements of the standard, and the required new disclosures upon adoption. At this time ASC 606 is not expected to have a material impact on the amounts reported in the Company's consolidated financial position, results of operations or cash flows.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the definition of a business. The amendments clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. The guidance in this update is effective for fiscal years beginning after December 15, 2017, and interim periods within those years.

In January 2017, the FASB also issued ASU 2017-04, Intangibles - Goodwill and other (Topic 350): Simplifying the test for goodwill impairment. The amendments remove the second step of the current goodwill impairment test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. This guidance is effective for impairment tests in fiscal years beginning after December 15, 2019.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. This update simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company adopted the provisions of this update at the beginning of fiscal year 2017, with the statement of cash flows classifications applied retrospectively. Accordingly, cash paid for shares redeemed for taxes of $11,671 was reclassed to financing activities from operating activities for the six months ended July 2, 2016. Additionally, excess tax benefits are now classified with other tax flows as an operating activity with $3,688 reclassified from financing activities for the six months ended July 2, 2016. The Company has also elected to continue to estimate the number of awards that are expected to vest when accounting for forfeitures.

2. Acquisitions

Emil

On April 4, 2017, the Company completed its purchase of Emilceramica S.r.l (“Emil”), a ceramic company in Italy. The total value of the acquisition was $186,244. The Emil acquisition will enhance the Company's cost position and strengthen its combined brand and distribution in Europe. The acquisition's results and purchase price allocation have been included in the consolidated financial statements since the date of the acquisition. The Company's acquisition of Emil resulted in a preliminary goodwill allocation of $59,303, indefinite-lived tradename intangible asset of $16,196 and an intangible asset subject to amortization of $2,348. The goodwill is not expected to be deductible for tax purposes. The factors contributing to the recognition of the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

amount of goodwill include product, sales and manufacturing synergies. The Emil results are reflected in the Global Ceramic segment and the results of Emil's operations were not material to the Company's consolidated results of operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Other Acquisitions

During the second quarter of 2017, the Company completed the acquisition of two businesses in the Global Ceramic segment for $36,774, resulting in a preliminary goodwill allocation of $526. The Company also completed the acquisition of a business in the Flooring NA segment for $26,623.

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

Restructuring, acquisition transaction and integration-related costs consisted of the following during the three and six months ended July 1, 2017 and July 2, 2016:

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Cost of sales
Restructuring costs (a)	$12,165	2,798	15,063	7,824
Acquisition integration-related costs	863	(20)	777	802
Restructuring and integration-related costs	$13,028	2,778	15,840	8,626

Selling, general and administrative expenses
Restructuring costs (a)	$1,163	1,473	1,290	1,700
Acquisition transaction-related costs	212	—	212	—
Acquisition integration-related costs	1,475	1,769	2,514	2,736
Restructuring, acquisition and integration-related costs	$2,850	3,242	4,016	4,436

(a) The restructuring costs for 2017 and 2016 primarily relate to the Company's actions taken to lower its cost structure and improve efficiencies of manufacturing and distribution operations as well as actions related to the Company's recent acquisitions.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The restructuring activity for the six months ended July 1, 2017 is as follows:

	Lease impairments	Asset write-downs	Severance	Other restructuring costs	Total
Balance as of December 31, 2016	$—	$—	5,183	6,243	11,426
Provision - Global Ceramic segment	492	—	261	11	764
Provision - Flooring NA segment	316	6,849	—	6,191	13,356
Provision - Flooring ROW segment	—	584	644	1,005	2,233
Cash payments	(213)	(124)	(4,873)	(12,231)	(17,441)
Non-cash items	—	(7,309)	45	(88)	(7,352)
Balance as of July 1, 2017	$595	$—	1,260	1,131	2,986

The Company expects the remaining severance and other restructuring costs to be paid over the next year.

4. Receivables, net

Receivables, net are as follows:

	July 1, 2017	December 31, 2016
Customers, trade	$1,651,769	1,386,306
Income tax receivable	10,139	8,616
Other	69,177	59,564
	1,731,085	1,454,486
Less: allowance for discounts, returns, claims and doubtful accounts	91,471	78,335
Receivables, net	$1,639,614	1,376,151

5. Inventories

The components of inventories are as follows:

	July 1, 2017	December 31, 2016
Finished goods	$1,300,104	1,127,573
Work in process	149,229	137,310
Raw materials	416,608	410,868
Total inventories	$1,865,941	1,675,751

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Goodwill and intangible assets

The components of goodwill and other intangible assets are as follows:

Goodwill:

	Global Ceramic segment	Flooring NA segment	Flooring ROW segment	Total
Balance as of December 31, 2016
Goodwill	$1,482,226	869,764	1,249,861	3,601,851
Accumulated impairment losses	(531,930)	(343,054)	(452,441)	(1,327,425)
	$950,296	526,710	797,420	2,274,426

Goodwill recognized or adjusted during the period	$59,829	—	—	59,829
Currency translation during the period	$14,348	—	68,455	82,803

Balance as of July 1, 2017
Goodwill	$1,556,403	869,764	1,318,316	3,744,483
Accumulated impairment losses	(531,930)	(343,054)	(452,441)	(1,327,425)
	$1,024,473	526,710	865,875	2,417,058

Intangible assets not subject to amortization:

Tradenames
Balance as of December 31, 2016	$580,147
Intangible assets acquired during the period	16,196
Currency translation during the period	28,656
Balance as of July 1, 2017	$624,999

Intangible assets subject to amortization:

Gross carrying amounts:	Customer relationships	Patents	Other	Total
Balance as of December 31, 2016	$569,980	234,022	6,330	810,332
Intangible assets recognized or adjusted during the period	3,175	—	—	3,175
Currency translation during the period	31,814	20,158	291	52,263
Balance as of July 1, 2017	$604,969	254,180	6,621	865,770

Accumulated amortization:	Customer relationships	Patents	Other	Total
Balance as of December 31, 2016	$334,276	220,598	999	555,873
Amortization during the period	12,945	6,404	32	19,381
Currency translation during the period	17,851	19,362	1	37,214
Balance as of July 1, 2017	$365,072	246,364	1,032	612,468

Intangible assets subject to amortization, net	$239,897	7,816	5,589	253,302

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Amortization expense	$9,322	9,494	19,381	19,058

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Accounts payable and accrued expenses

Accounts payable and accrued expenses are as follows:

	July 1, 2017	December 31, 2016
Outstanding checks in excess of cash	$11,737	12,269
Accounts payable, trade	871,438	729,415
Accrued expenses	327,595	333,942
Product warranties	45,080	46,347
Accrued interest	15,257	20,396
Accrued compensation and benefits	195,551	193,213
Total accounts payable and accrued expenses	$1,466,658	1,335,582

8. Accumulated other comprehensive income (loss)

The changes in accumulated other comprehensive income (loss) by component, net of tax, for the six months ended July 1, 2017 are as follows:

	Foreign currency translation adjustments	Pensions	Total
Balance as of December 31, 2016	$(825,354)	(7,673)	(833,027)
Current period other comprehensive income (loss) before reclassifications	197,088	(848)	196,240
Balance as of July 1, 2017	$(628,266)	(8,521)	(636,787)

9. Stock-based compensation

The Company recognizes compensation expense for all share-based payments granted based on the grant-date fair value estimated in accordance with the provisions of the FASB ASC 718-10. Compensation expense is recognized on a straight-line basis over the options’ or other awards’ estimated lives for fixed awards with ratable vesting provisions.

The Company granted 153 restricted stock units ("RSUs") at a weighted average grant-date fair value of $226.85 per unit for the three and six months ended July 1, 2017. The Company granted 182 RSUs at a weighted average grant-date fair value of $184.88 per unit for the three and six months ended July 2, 2016. The Company recognized stock-based compensation costs related to the issuance of RSUs of $13,875 ($8,419 net of taxes) and $14,470 ($8,780 net of taxes) for the three months ended July 1, 2017 and July 2, 2016, respectively, which has been allocated to cost of sales and selling, general and administrative expenses. The Company recognized stock-based compensation costs related to the issuance of RSUs of $23,424 ($14,214 net of taxes) and $23,520 ($14,271 net of taxes) for the six months ended July 1, 2017 and July 2, 2016, respectively, which has been allocated to cost of sales and selling, general and administrative expenses. Pre-tax unrecognized compensation expense for unvested RSUs granted to employees, net of estimated forfeitures, was $37,970 as of July 1, 2017, and will be recognized as expense over a weighted-average period of approximately 1.74 years. The Company also recognized stock-based compensation costs related to stock options of $6 ($4 net of taxes) and $27 ($16 net of taxes) for the six months ended July 1, 2017 and July 2, 2016, respectively, which has been allocated to cost of sales and selling, general and administrative expenses.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Other expense (income) expense, net

Other expense (income), net is as follows:

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Foreign currency losses (income), net	$5,008	(1,665)	2,685	3,377
All other, net	(2,006)	(4,142)	(2,515)	(5,755)
Total other expense (income), net	$3,002	(5,807)	170	(2,378)

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

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net earnings attributable to Mohawk Industries, Inc.	$260,681	255,188	461,235	426,736

Weighted-average common shares outstanding-basic and diluted:
Weighted-average common shares outstanding—basic	74,327	74,123	74,269	74,049
Add weighted-average dilutive potential common shares—options to purchase common shares and RSUs, net	474	451	504	477
Weighted-average common shares outstanding-diluted	74,801	74,574	74,773	74,526

Earnings per share attributable to Mohawk Industries, Inc.
Basic	$3.51	3.44	6.21	5.76
Diluted	$3.48	3.42	6.17	5.73

12. Segment reporting

The Company has three reporting segments: the Global Ceramic segment, the Flooring NA segment and the Flooring ROW segment. The Global Ceramic segment designs, manufactures, sources and markets a broad line of ceramic tile, porcelain tile, natural stone and other products, which it distributes primarily in North America, Europe and Russia through its network of regional distribution centers and Company-operated service centers. The segment’s product lines are sold through Company-operated service centers, independent distributors, home center retailers, tile and flooring retailers and contractors. The Flooring NA segment designs, manufactures, sources and markets its floor covering product lines, including carpets, rugs, carpet pad, hardwood, laminate and vinyl products, including LVT, which it distributes through its network of regional distribution centers and satellite warehouses using company-operated trucks, common carrier or rail transportation. The segment’s product lines are sold through various selling channels, including independent floor covering retailers, home centers, mass merchandisers, department stores, shop at home, buying groups, commercial dealers and commercial end users. The Flooring ROW segment designs, manufactures, sources, licenses and markets laminate, hardwood flooring, roofing elements, insulation boards, medium-density fiberboard, chipboards, sheet vinyl and LVT, which it distributes primarily in Europe and Russia through various selling channels, which include retailers, independent distributors and home centers.

The accounting policies for each operating segment are consistent with the Company’s policies for the consolidated financial statements. Amounts disclosed for each segment are prior to any elimination or consolidation entries. Corporate general

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

and administrative expenses attributable to each segment are estimated and allocated accordingly. Segment performance is evaluated based on operating income.

Segment information is as follows:

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net sales:
Global Ceramic segment	$902,670	829,794	1,687,639	1,603,520
Flooring NA segment	1,040,299	980,693	1,979,795	1,887,057
Flooring ROW segment	510,069	499,849	1,006,249	991,805
Intersegment sales	—	—	—	—
	$2,453,038	2,310,336	4,673,683	4,482,382
Operating income (loss):
Global Ceramic segment	$152,557	140,606	268,593	240,383
Flooring NA segment	127,482	118,946	219,624	194,297
Flooring ROW segment	86,052	101,062	162,147	180,599
Corporate and intersegment eliminations	(10,266)	(9,922)	(19,755)	(18,915)
	$355,825	350,692	630,609	596,364

	July 1, 2017	December 31, 2016
Assets:
Global Ceramic segment	$4,736,068	4,024,859
Flooring NA segment	3,625,350	3,410,856
Flooring ROW segment	2,984,716	2,689,592
Corporate and intersegment eliminations	243,357	105,289
	$11,589,491	10,230,596

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. Commitments and contingencies

The Company is involved in litigation from time to time in the regular course of its business. Except as noted below, there are no material legal proceedings pending or known by the Company to be contemplated to which the Company is a party or to which any of its property is subject.

Alabama Municipal Litigation

In September 2016, the Water Works and Sewer Board of the City of Gadsden, Alabama (the “Gadsden Water Board”) filed an individual complaint in the Circuit Court of Etowah County, Alabama against certain manufacturers, suppliers and users of chemicals containing perfluorinated compounds, including the Company. On October 26, 2016, the defendants removed the case to the United States District Court for the Northern District of Alabama, Middle Division, alleging diversity of citizenship and fraudulent joinder.  The Gadsden Water Board filed a motion to remand the case back to the state court and the defendants have opposed the Gadsden Water Board’s motion.  The parties await a ruling from the federal court on the motion to remand.

In May, 2017, the Water Works and Sewer Board of the Town of Centre, Alabama (the “Centre Water Board”) filed a very similar complaint to the Gadsden Water Board complaint in the Circuit Court of Cherokee County. On June 19, 2017, the defendants removed this case to the United States District Court for the Northern District of Alabama, Middle Division, again alleging diversity of citizenship and fraudulent joinder. The Centre Water Board filed a motion to remand the case back to state court. The defendants will oppose the Centre Water Board’s motion.

The Company has never manufactured perfluorinated compounds, but purchased them for use in the manufacture of its carpets prior to 2007.  The Gadsden and Centre Water Boards are not alleging that chemical levels in the Company’s wastewater discharge exceeded legal limits.  Instead, the Gadsden and Centre Water Boards are seeking lost profits based on allegations that their customers decreased water purchases, as well as reimbursement for the cost of a filter and punitive damages.

The Company intends to pursue all available defenses related to these matters.  The Company does not believe that the ultimate outcome of this case will have a material adverse effect on its financial condition, but there can be no assurances at this stage that the outcome will not have a material adverse effect on the Company’s results of operations, liquidity or cash flows in a given period.  Furthermore, the Company cannot predict whether any additional civil or regulatory actions against it may arise from the allegations in this matter.

Belgian Tax Matter

In January 2012, the Company received a €23,789 assessment from the Belgian tax authority related to its year ended December 31, 2008, asserting that the Company had understated its Belgian taxable income for that year. The Company filed a formal protest in the first quarter of 2012 refuting the Belgian tax authority's position. The Belgian tax authority set aside the assessment in the third quarter of 2012 and refunded all related deposits, including interest income of €1,583 earned on such deposits. However, on October 23, 2012, the Belgian tax authority notified the Company of its intent to increase the Company's taxable income for the year ended December 31, 2008 under a revised theory. On December 28, 2012, the Belgian tax authority issued assessments for the years ended December 31, 2005 and December 31, 2009, in the amounts of €46,135 and €35,567, respectively, including penalties, but excluding interest. The Company filed a formal protest during the first quarter of 2013 relating to the new assessments. In September 2013, the Belgian tax authority denied the Company's protests, and the Company has brought these two years before the Court of First Appeal in Bruges. In December 2013, the Belgian tax authority issued additional assessments related to the years ended December 31, 2006, 2007, and 2010, in the amounts of €38,817, €39,635, and €43,117, respectively, including penalties, but excluding interest. The Company filed formal protests during the first quarter of 2014, refuting the Belgian tax authority's position for each of the years assessed. In the quarter ended June 28, 2014, the Company received a formal assessment for the year ended December 31, 2008, totaling €30,131, against which the Company also submitted its formal protest. All 4 additional years were brought before the Court of First Appeal in November 2014. In January of 2015, the Company met with the Court of First Appeal in Bruges and agreed with the Belgian tax authorities to consolidate and argue the issues regarding the years 2005 and 2009, and apply the ruling to all of the open years (to the extent there are no additional facts/procedural arguments in the other years). In May 2017, the statute of limitation was extended to include the calendar year 2011.

On January 27, 2016, the Court of First Appeal in Bruges, Belgium ruled in favor of the Company with respect to the calendar years ending December 31, 2005 and December 31, 2009. On March 9, 2016, the Belgian tax authority lodged its Notification of Appeal with the Ghent Court of Appeal.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

14. Debt

Senior Credit Facility

On March 26, 2015, the Company amended and restated its 2013 Senior Credit Facility increasing its size from $1,000,000 to $1,800,000 and extending the maturity from September 25, 2018 to March 26, 2020 (as amended and restated, the "2015 Senior Credit Facility"). The 2015 Senior Credit Facility eliminated certain provisions in the 2013 Senior Credit Facility, including those that: (a) accelerated the maturity date to 90 days prior to the maturity of senior notes due in January 2016 if certain specified liquidity levels were not met; and (b) required that certain subsidiaries guarantee the Company's obligations if the Company’s credit ratings fell below investment grade. The 2015 Senior Credit Facility also modified certain negative covenants to provide the Company with additional flexibility, including flexibility to make acquisitions and incur additional indebtedness. On March 1, 2016, the Company amended the 2015 Senior Credit Facility to, among other things, carve out from the general limitation on subsidiary indebtedness with respect to the issuance of Euro-denominated commercial paper notes by subsidiaries. Additionally, at several points in 2016, the Company extended the maturity date of the 2015 Senior Credit Facility from March 26, 2020 to March 26, 2021. In March 2017, the Company amended the 2015 Senior Credit Facility to extend the maturity date from March 26, 2021 to March 26, 2022 with respect to all but $75,000 of the total amount committed under the 2015 Senior Credit Facility. In April 2017 and June 2017, the Company extended the maturity for the remaining $75,000 to March 26, 2022.

At the Company's election, revolving loans under the 2015 Senior Credit Facility bear interest at annual rates equal to either (a) LIBOR for 1, 2, 3 or 6 month periods, as selected by the Company, plus an applicable margin ranging between 1.00% and 1.75% (1.125% as of July 1, 2017), or (b) the higher of the Wells Fargo Bank, National Association prime rate, the Federal Funds rate plus 0.5%, or a monthly LIBOR rate plus 1.0%, plus an applicable margin ranging between 0.00% and 0.75% (0.125% as of July 1, 2017). The Company also pays a commitment fee to the lenders under the 2015 Senior Credit Facility on the average amount by which the aggregate commitments of the lenders' exceed utilization of the 2015 Senior Credit Facility ranging from 0.10% to 0.225% per annum (0.125% as of July 1, 2017). The applicable margins and the commitment fee are determined based on whichever of the Company's Consolidated Net Leverage Ratio or its senior unsecured debt rating (or if not available, corporate family rating) results in the lower applicable margins and commitment fee (with applicable margins and the commitment fee increasing as that ratio increases or those ratings decline, as applicable).

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

The Company paid financing costs of $567 in connection with the extension of its 2015 Senior Credit Facility from March 26, 2021 to March 26, 2022. These costs were deferred and, along with unamortized costs of $6,873 are being amortized over the term of the 2015 Senior Credit Facility.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of July 1, 2017, amounts utilized under the 2015 Senior Credit Facility included $48,773 of borrowings and $32,312 of standby letters of credit related to various insurance contracts and foreign vendor commitments. The outstanding borrowings of $1,544,832 under the Company's U.S. and European commercial paper programs as of July 1, 2017 reduce the availability of the 2015 Senior Credit Facility. Including commercial paper borrowings, the Company has utilized $1,625,917 under the 2015 Senior Credit Facility resulting in a total of $174,083 available as of July 1, 2017.

Commercial Paper

On February 28, 2014 and July 31, 2015, the Company established programs for the issuance of unsecured commercial paper in the United States and Eurozone capital markets, respectively. Commercial paper issued under the U.S. and European programs will have maturities ranging up to 397 days and 183 days, respectively. None of the commercial paper notes may be voluntarily prepaid or redeemed by the Company and all rank pari passu with all of the Company's other unsecured and unsubordinated indebtedness. To the extent that the Company issues European commercial paper notes through a subsidiary of the Company, the notes will be fully and unconditionally guaranteed by the Company.

The Company uses its 2015 Senior Credit Facility as a liquidity backstop for its commercial paper programs. Accordingly, the total amount outstanding under all of the Company's commercial paper programs may not exceed $1,800,000 (less any amounts drawn on the 2015 Credit Facility) at any time.

The proceeds from the issuance of commercial paper notes will be available for general corporate purposes. As of July 1, 2017, there was $478,790 outstanding under the U.S. program, and the euro equivalent of $1,066,042 was outstanding under the European program. The weighted-average interest rate and maturity period for the U.S. program were 1.36% and 7.56 days, respectively. The weighted average interest rate and maturity period for the European program were (0.18)% and 30.43 days, respectively.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Under the terms of the Securitization Facility, certain subsidiaries of the Company sell at a discount certain of their trade accounts receivable (the “Receivables”) to Mohawk Factoring, LLC (“Factoring”) on a revolving basis. Factoring is a wholly owned, bankruptcy remote subsidiary of the Company, meaning that Factoring is a separate legal entity whose assets are available to satisfy the claims of the creditors of Factoring only, not the creditors of the Company or the Company’s other subsidiaries.  To fund such purchases, Factoring may borrow up to $500,000 based on the amount of eligible Receivables owned by Factoring, and Factoring has granted a security interest in all of such Receivables to the third-party lending group as collateral for such borrowings.  Amounts loaned to Factoring under the Securitization Facility bear interest at LIBOR plus an applicable margin of 0.70% per annum. Factoring also pays a commitment fee at a per annum rate of 0.30% on the unused amount of each lender’s commitment. As of July 1, 2017, the amount utilized under the Securitization Facility was $150,000.

The fair values and carrying values of our debt instruments are detailed as follows:

	July 1, 2017		December 31, 2016
	Fair Value	Carrying Value	Fair Value	Carrying Value
3.85% Senior Notes, payable February 1, 2023; interest payable semiannually	$621,852	600,000	615,006	600,000
2.00% Senior Notes, payable January 14, 2022; interest payable annually	598,749	571,298	556,460	525,984
U.S. commercial paper	478,790	478,790	283,800	283,800
European commercial paper	1,066,042	1,066,042	536,503	536,503
2015 Senior Credit Facility	48,773	48,773	60,672	60,672
Securitization facility, due December 19, 2017	150,000	150,000	500,000	500,000
Capital leases and other	19,727	19,727	11,643	11,643
Unamortized debt issuance costs	(6,113)	(6,113)	(7,117)	(7,117)
Total debt	2,977,820	2,928,517	2,556,967	2,511,485
Less current portion of long term debt and commercial paper	1,754,077	1,754,077	1,382,738	1,382,738
Long-term debt, less current portion	$1,223,743	1,174,440	1,174,229	1,128,747

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

The Company is a significant participant in every major product category across the global flooring industry. During 2016 industry sales of tile, LVT, sheet vinyl, laminate and wood grew faster than sales of carpet and rugs. Inside the soft surface category, sales of polyester carpets are increasing, which decreases the average selling price in the soft surface category. The Company believes that it is well positioned in all product types to satisfy these changes in customer trends.
A majority of the Company’s sales and long-lived assets are located in the United States and Europe. The Company expects continued strong performance in the United States market if residential housing starts and remodeling continues to improve. The Company also has operations in Europe, Mexico and Russia where the Company is growing market share, especially in its ceramic tile product lines. The Company expects second quarter sales growth to continue on a local basis, and operating income should improve despite inflation, expiring patents and a weaker British Pound. The Company is also implementing product price increases across the enterprise due to escalating material costs.

For the three months ended July 1, 2017, net earnings attributable to the Company were $260.7 million, or diluted earnings per share (“EPS”) of $3.48, compared to the net earnings attributable to the Company of $255.2 million, or diluted EPS of $3.42, for the three months ended July 2, 2016. For the six months ended July 1, 2017, net earnings attributable to the Company were $461.2 million, or diluted earnings per share (“EPS”) of $6.17, compared to the net earnings attributable to the Company of $426.7 million, or diluted EPS of $5.73, for the six months ended July 2, 2016. The increase in diluted EPS for the three and six months ended July 1, 2017 was primarily attributable to increased sales volumes, savings from capital investments and cost reduction initiatives, the favorable net impact of price and product mix, lower interest rates and the favorable impact of foreign exchange rates on transactions, partially offset by higher input costs, increased employee costs, costs associated with investments in new product development, sales personnel, and marketing, and the unfavorable impact of higher restructuring, acquisition and integration-related, and other costs.

Recent Events

On April 4, 2017, the Company completed the acquisition of Emil for approximately $186.2 million. The Company also acquired three additional businesses during the second quarter of 2017 for approximately $63.4 million.

Results of Operations

Quarter Ended July 1, 2017, as compared with Quarter Ended July 2, 2016

Net sales

Net sales for the three months ended July 1, 2017 were $2,453.0 million, reflecting an increase of $142.7 million, or 6.2%, from the $2,310.3 million reported for the three months ended July 2, 2016. The increase was primarily attributable to higher sales volume of approximately $109 million, or 5%, which includes legacy sales volume of approximately $84 million and sales volume attributable to acquisitions of approximately $48 million, offset by the unfavorable impact of fewer shipping days in the second quarter of 2017 of approximately $23 million. Also contributing to the increase in sales was the favorable net impact of price and product mix of approximately $46 million, or 2%, partially offset by the net impact of unfavorable foreign exchange rates of approximately $12 million.

Global Ceramic segment—Net sales increased $72.9 million, or 8.8%, to $902.7 million for the three months ended July 1, 2017, compared to $829.8 million for the three months ended July 2, 2016. The increase was primarily attributable to higher sales volume of approximately $60 million, or 7%, which includes legacy sales volume of approximately $18 million and sales volume attributable to acquisitions of approximately $48 million, offset by the unfavorable impact of fewer shipping days in the second quarter of 2017 of approximately $6 million. Also contributing to the increase in sales was the favorable net impact of price and product mix of approximately $11 million, or 1%.

Flooring NA segment—Net sales increased $59.6 million, or 6.1%, to $1,040.3 million for the three months ended July 1, 2017, compared to $980.7 million for the three months ended July 2, 2016. The increase was primarily attributable to higher sales volume of approximately $39 million, or 4%, and the favorable net impact of price and product mix of approximately $21 million, or 2%.

Flooring ROW segment—Net sales increased $10.2 million, or 2.0%, to $510.1 million for the three months ended July 1, 2017, compared to $499.8 million for the three months ended July 2, 2016. The increase was primarily attributable to higher sales volume of approximately $11 million, or 2%, despite a decline in patent revenue, and includes the unfavorable impact of fewer shipping days in the second quarter of 2017 of approximately $17 million, and the favorable impact of price and product mix of approximately $15 million, or 3%, partially offset by the net impact of unfavorable foreign exchange rates of approximately $15 million, or 3%.

Gross profit

Gross profit for the three months ended July 1, 2017 was $779.1 million (31.8% of net sales), an increase of $23.5 million or 3.1%, compared to gross profit of $755.6 million (32.7% of net sales) for the three months ended July 2, 2016. As a percentage of net sales, gross profit decreased 90 basis points. The increase in gross profit dollars was primarily attributable to higher sales volume of approximately $31 million, savings from capital investments and cost reduction initiatives of approximately $38 million, and the favorable net impact of price and product mix of approximately $39 million, partially offset by higher input costs of approximately $58 million, including increased material costs of approximately $41 million, the unfavorable impact of higher restructuring, acquisition and integration-related, and other costs of approximately $20 million, the net impact of unfavorable foreign exchange rates of approximately $3 million, and investments in expansion of production capacity of approximately $3 million.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended July 1, 2017 were $423.3 million (17.3% of net sales), an increase of $18.4 million compared to $404.9 million (17.5% of net sales) for the three months ended July 2, 2016. As a percentage of net sales, selling, general and administrative expenses decreased 20 basis points. The increase in selling, general and administrative expenses in dollars was primarily attributable to approximately $18 million of costs due to higher sales volume and approximately $7 million of costs associated with investments in new product development, sales personnel, and marketing, partially offset by savings from capital investments and cost reduction initiatives of approximately $7 million.

Operating income

Operating income for the three months ended July 1, 2017 was $355.8 million (14.5% of net sales) reflecting an increase of $5.1 million, or 1.5%, compared to operating income of $350.7 million (15.2% of net sales) for the three months ended July 2, 2016. The increase in operating income was primarily attributable to savings from capital investments and cost reduction initiatives of approximately $44 million, the favorable net impact of price and product mix of approximately $38 million, and increased sales volume of approximately $13 million, partially offset by higher input costs of approximately $58 million, including increased material costs of approximately $41 million, approximately $7 million of costs associated with investments in new product development, sales personnel, and marketing, the unfavorable impact of higher restructuring, acquisition and integration-related, and other costs of approximately $19 million, the net impact of unfavorable foreign exchange rates of approximately $2 million, and investments in expansion of production capacity of approximately $3 million.

Global Ceramic segment—Operating income was $152.6 million (16.9% of segment net sales) for the three months ended July 1, 2017 reflecting an increase of $12.0 million compared to operating income of $140.6 million (16.9% of segment net sales) for the three months ended July 2, 2016. The increase in operating income was primarily attributable to savings from capital investments and cost reduction initiatives of approximately $19 million, increased sales volume of approximately $14 million, the favorable net impact of price and product mix of approximately $5 million, and the net impact of favorable exchange rates of approximately $2 million, partially offset by higher input costs of approximately $11 million, the unfavorable impact of higher restructuring, acquisition and integration-related, and other costs of approximately $10 million, and approximately $3 million of costs associated with investments in new product development, sales personnel, and marketing.

Flooring NA segment—Operating income was $127.5 million (12.3% of segment net sales) for the three months ended July 1, 2017 reflecting an increase of $8.5 million compared to operating income of $118.9 million (12.1% of segment net sales) for the three months ended July 2, 2016. The increase in operating income was primarily attributable to the favorable net impact of price and product mix of approximately $20 million, savings from capital investments and cost reduction initiatives of approximately $12 million, and increased sales volumes of approximately $6 million, partially offset by higher input costs of approximately $22 million, including increased material costs of approximately $17 million, and the unfavorable impact of higher restructuring, acquisition and integration-related, and other costs of approximately $6 million.

Flooring ROW segment—Operating income was $86.1 million (16.9% of segment net sales) for the three months ended July 1, 2017 reflecting a decrease of $15.0 million compared to operating income of $101.1 million (20.2% of segment net sales) for the three months ended July 2, 2016. The decrease in operating income was primarily attributable to higher input costs of approximately $23 million, including increased material costs of approximately $22 million, approximately $7 million in decreased sales volumes, primarily attributable to lower patent revenue, the net impact of unfavorable exchange rates of approximately $5 million, investments in new product development, sales personnel and marketing of approximately $3 million and the unfavorable impact of higher restructuring, acquisition and integration-related, and other costs of approximately $3 million. These decreases in operating income were partially offset by the favorable net impact of price and product mix of approximately $14 million and savings from capital investments and cost reduction initiatives of approximately $13 million.

Interest expense

Interest expense was $8.4 million for the three months ended July 1, 2017, reflecting a decrease of $2.0 million compared to interest expense of $10.4 million for the three months ended July 2, 2016. The decrease was primarily attributable to a shift in the Company's borrowings to lower interest rate instruments.

Other (income) expense, net

Other expense was $3.0 million for the three months ended July 1, 2017, reflecting an unfavorable change of $8.8 million compared to other income of $5.8 million for the three months ended July 2, 2016. The change was primarily attributable to the unfavorable impact of foreign exchange rates on transactions.

Income tax expense

For the three months ended July 1, 2017, the Company recorded income tax expense of $82.7 million on earnings before income taxes of $344.4 million for an effective tax rate of 24.0%, as compared to an income tax expense of $90.0 million on earnings before income taxes of $346.1 million, for an effective tax rate of 26.0% for the three months ended July 2, 2016. The difference in the effective tax rate for the comparative period is due to a discrete benefit related to Italian acquisition planning elections, partially offset by an unrelated change in Italian tax law and the geographic dispersion of earnings and losses for the periods.

Six Months Ended July 1, 2017, as compared with Six Months Ended July 2, 2016

Net sales

Net sales for the six months ended July 1, 2017 were $4,673.7 million, reflecting an increase of $191.3 million, or 4.3%, from the $4,482.4 million reported for the six months ended July 2, 2016. The increase was primarily attributable to higher sales volume of approximately $159 million, or 4%, which includes legacy sales volume of approximately $111 million and sales volume attributable to acquisitions of approximately $48 million, and the favorable net impact of price and product mix of approximately $62 million, or 1%, partially offset by the net impact of unfavorable foreign exchange rates of approximately $31 million, or 1%.

Global Ceramic segment—Net sales increased $84.1 million, or 5.2%, to 1,687.6 million for the six months ended July 1, 2017, compared to $1,603.5 million for the six months ended July 2, 2016. The increase was primarily attributable to higher sales volume of approximately $63 million, or 4%, which includes legacy sales volume of approximately $15 million and sales volume attributable to acquisitions of approximately $48 million, and the favorable net impact of price and product mix of approximately $18 million, or 1%.

Flooring NA segment—Net sales increased $92.7 million, or 4.9%, to $1,979.8 million for the six months ended July 1, 2017, compared to $1,887.1 million for the six months ended July 2, 2016. The increase was primarily attributable to higher sales volumes of approximately $67 million, or 4%, and the favorable net impact of price and product mix of $26 million, or 1%.

Flooring ROW segment—Net sales increased $14.4 million, or 1.5%, to $1,006.2 million for the six months ended July 1, 2017, compared to $991.8 million for the six months ended July 2, 2016. The increase was primarily attributable to higher sales volume of approximately $31 million, or 3%, despite a decline in patent revenue, and the favorable net impact of price and product mix of approximately $18 million, or 2%, partially offset by the net impact of unfavorable foreign exchange rates of approximately $34 million, or 3%.

Gross profit

Gross profit for the six months ended July 1, 2017 was $1,459.5 million (31.2% of net sales), an increase of $64.2 million or 4.6%, compared to gross profit of $1,395.3 million (31.1% of net sales) for the six months ended July 2, 2016. As a percentage of net sales, gross profit increased 10 basis points. The increase in gross profit dollars was primarily attributable to higher sales volume of approximately $46 million, savings from capital investments and cost reduction initiatives of approximately $74 million, and the favorable net impact of price and product mix of approximately $49 million, partially offset by higher input costs of approximately $81 million, including increased material costs of approximately $51 million, the unfavorable impact of higher restructuring, acquisition and integration-related, and other costs of approximately $17 million and the net impact of unfavorable foreign exchange rates of approximately $7 million.

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended July 1, 2017 were $828.9 million (17.7% of net sales), an increase of $30.0 million compared to $798.9 million (17.8% of net sales) for the six months ended July 2, 2016. As a percentage of net sales, selling, general and administrative expenses decreased 10 basis points. The increase in selling, general and administrative expenses in dollars was primarily attributable to approximately $24 million of costs due to higher sales volume and approximately $14 million of costs associated with investments in new product development, sales personnel, and marketing, partially offset by savings from capital investments and cost reduction initiatives of approximately $11 million.

Operating income

Operating income for the six months ended July 1, 2017 was $630.6 million (13.5% of net sales) reflecting an increase of $34.2 million, or 5.7%, compared to operating income of $596.4 million (13.3% of net sales) for the six months ended July 2, 2016. The increase in operating income was primarily attributable to savings from capital investments and cost reduction initiatives of approximately $85 million, the favorable net impact of price and product mix of approximately $48 million, and increased sales volume of approximately $22 million, partially offset by higher input costs of approximately $81 million, including increased material costs of approximately $51 million, approximately $14 million of costs associated with investments in new product development, sales personnel, and marketing, and the unfavorable impact of higher restructuring, acquisition and integration-related, and other costs of approximately $17 million.

Global Ceramic segment—Operating income was $268.6 million (15.9% of segment net sales) for the six months ended July 1, 2017 reflecting an increase of $28.2 million compared to operating income of $240.4 million (15.0% of segment net sales) for the six months ended July 2, 2016. The increase in operating income was primarily attributable to savings from capital investments and cost reduction initiatives of approximately $38 million, and increased sales volumes of approximately $14 million, partially offset by higher input costs of approximately $20 million, and the unfavorable impact of higher restructuring, acquisition and integration-related, and other costs of approximately $10 million.

Flooring NA segment—Operating income was $219.6 million (11.1% of segment net sales) for the six months ended July 1, 2017 reflecting an increase of $25.3 million compared to operating income of $194.3 million (10.3% of segment net sales) for the six months ended July 2, 2016. The increase in operating income was primarily attributable to savings from capital investments and cost reduction initiatives of approximately $25 million, the favorable net impact of price and product mix of approximately $21 million and increased sales volumes of approximately $12 million, partially offset by higher input costs of approximately $23 million, including increased material costs of approximately $15 million, and the unfavorable impact of higher restructuring, acquisition and integration-related, and other costs of approximately $5 million.

Flooring ROW segment—Operating income was $162.1 million (16.1% of segment net sales) for the six months ended July 1, 2017 reflecting a decrease of $18.5 million compared to operating income of $180.6 million (18.2% of segment net sales) for the six months ended July 2, 2016. The decrease in operating income was primarily attributable to higher input costs of approximately $35 million, including increased material costs of approximately $33 million, the net impact of unfavorable exchange rates of approximately $10 million, approximately $6 million of costs associated with investments in new product development, sales personnel, and marketing,and approximately $4 million in decreased sales volumes, primarily attributable to lower patent revenue. These decreases in operating income were partially offset by savings from capital investments and cost reduction initiatives of approximately $22 million, and the favorable net impact of price and product mix of approximately $17 million.

Interest expense

Interest expense was $16.6 million for the six months ended July 1, 2017, reflecting a decrease of $6.1 million compared to interest expense of $22.7 million for the six months ended July 2, 2016. The decrease was primarily attributable to a shift in the Company's borrowings to lower interest rate instruments.

Other expense, net

Other expense was $0.2 million for the six months ended July 1, 2017, reflecting an unfavorable change of $2.5 million compared to other income of $2.4 million for the six months ended July 2, 2016. The change was primarily due to other miscellaneous settlements.

Income tax expense

For the six months ended July 1, 2017, the Company recorded income tax expense of $151.0 million on earnings before income taxes of $613.8 million for an effective tax rate of 24.6%, as compared to an income tax expense of $147.9 million on earnings before income taxes of $576.1 million, for an effective tax rate of 25.7% for the six months ended July 2, 2016. The difference in the effective tax rate for the comparative period is due to a discrete benefit related to Italian acquisition planning elections, partially offset by an unrelated change in Italian tax law and the geographic dispersion of earnings and losses for the periods.

Liquidity and Capital Resources

The Company’s primary capital requirements are for working capital, capital expenditures and acquisitions. The Company’s capital needs are met primarily through a combination of internally generated funds, commercial paper, bank credit lines, term and senior notes and credit terms from suppliers. As of July 1, 2017, the Company had a total of $174.1 million available under its 2015 Senior Credit Facility and $350.0 million under its Securitization Facility.

Net cash provided by operating activities in the first six months of 2017 was $413.9 million, compared to net cash provided by operating activities of $564.7 million in the first six months of 2016. The decrease of $150.9 million in 2017 was primarily attributable to changes in working capital. These changes in working capital reflect normal fluctuations relative to the timing and nature of these transactions.

Net cash used in investing activities in the first six months of 2017 was $675.9 million compared to net cash used in investing activities of $276.9 million in the first six months of 2016. The increase was primarily due to acquisitions in the current year of $250.5 million. Also, capital expenditures increased by $148.5 million to $425.4 million in the current year. The Company continues to invest to optimize sales and profit growth this year and beyond with product expansion and cost reduction projects in the business. Capital spending during the remainder of 2017 is expected to exceed $450 million, resulting in the full year spending being in excess of $850 million.

Net cash provided by financing activities in the first six months of 2017 was $257.3 million compared to net cash used in financing activities of $264.7 million in the six months of 2016. The change in cash provided by financing is primarily attributable to the repayment of senior notes of $646 million in the prior year, partially offset by decreased borrowings in the current year.

Senior Credit Facility

On March 26, 2015, the Company amended and restated its 2013 Senior Credit Facility increasing its size from $1,000.0 million to $1,800.0 million and extending the maturity from September 25, 2018 to March 26, 2020 (as amended and restated, the "2015 Senior Credit Facility"). The 2015 Senior Credit Facility eliminated certain provisions in the 2013 Senior Credit Facility, including those that: (a) accelerated the maturity date to 90 days prior to the maturity of senior notes due in January 2016 if certain specified liquidity levels were not met; and (b) required that certain subsidiaries guarantee the Company's obligations if the Company’s credit ratings fell below investment grade. The 2015 Senior Credit Facility also modified certain negative covenants to provide the Company with additional flexibility, including flexibility to make acquisitions and incur additional indebtedness. On March 1, 2016, the Company amended the 2015 Senior Credit Facility to, among other things, carve out from the general limitation on subsidiary indebtedness with respect to the issuance of Euro-denominated commercial paper notes by subsidiaries. Additionally, at several points in 2016, the Company extended the maturity date of the 2015 Senior Credit Facility from March 26, 2020 to March 26, 2021. In March 2017, the Company amended the 2015 Senior Credit Facility to extend the maturity date from March 26, 2021 to March 26, 2022 with respect to all but $75.0 million of the total amount committed under the 2015 Senior Credit Facility. In April 2017 and June 2017, the Company extended the maturity for the remaining $75.0 million to March 26, 2022.

At the Company's election, revolving loans under the 2015 Senior Credit Facility bear interest at annual rates equal to either (a) LIBOR for 1, 2, 3 or 6 month periods, as selected by the Company, plus an applicable margin ranging between 1.00% and 1.75% (1.125% as of July 1, 2017), or (b) the higher of the Wells Fargo Bank, National Association prime rate, the Federal Funds rate plus 0.5%, or a monthly LIBOR rate plus 1.0%, plus an applicable margin ranging between 0.00% and 0.75% (0.125% as of July 1, 2017). The Company also pays a commitment fee to the lenders under the 2015 Senior Credit Facility on the average amount by which the aggregate commitments of the lenders' exceed utilization of the 2015 Senior Credit Facility ranging from 0.10% to 0.225% per annum (0.125% as of July 1, 2017). The applicable margins and the commitment fee are determined based on whichever of the Company's Consolidated Net Leverage Ratio or its senior unsecured debt rating (or if not available, corporate family rating) results in the lower applicable margins and commitment fee (with applicable margins and the commitment fee increasing as that ratio increases or those ratings decline, as applicable).

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

The Company paid financing costs of $0.6 million in connection with the extension of its 2015 Senior Credit Facility from March 26, 2021 to March 26, 2022. These costs were deferred and, along with unamortized costs of $6.9 million are being amortized over the term of the 2015 Senior Credit Facility.

As of July 1, 2017, amounts utilized under the 2015 Senior Credit Facility included $48.8 million of borrowings and $32.3 million of standby letters of credit related to various insurance contracts and foreign vendor commitments. The outstanding borrowings of $1,544.8 million under the Company's U.S. and European commercial paper programs as of July 1, 2017 reduce the availability of the 2015 Senior Credit Facility. Including commercial paper borrowings, the Company has utilized $1,625.9 million under the 2015 Senior Credit Facility resulting in a total of $174.1 million available as of July 1, 2017.

Commercial Paper

On February 28, 2014 and July 31, 2015, the Company established programs for the issuance of unsecured commercial paper in the United States and Eurozone capital markets, respectively. Commercial paper issued under the U.S. and European programs will have maturities ranging up to 397 days and 183 days, respectively. None of the commercial paper notes may be voluntarily prepaid or redeemed by the Company and all rank pari passu with all of the Company's other unsecured and unsubordinated indebtedness. To the extent that the Company issues European commercial paper notes through a subsidiary of the Company, the notes will be fully and unconditionally guaranteed by the Company.

The Company uses its 2015 Senior Credit Facility as a liquidity backstop for its commercial paper programs. Accordingly, the total amount outstanding under all of the Company's commercial paper programs may not exceed $1,800.0 million (less any amounts drawn on the 2015 Credit Facility) at any time.

The proceeds from the issuance of commercial paper notes will be available for general corporate purposes. As of July 1, 2017, there was $478.8 million outstanding under the U.S. program, and the euro equivalent of $1,066.0 million was outstanding under the European program. The weighted-average interest rate and maturity period for the U.S. program were 1.36% and 7.56 days, respectively. The weighted average interest rate and maturity period for the European program were (0.18)% and 30.43 days, respectively.

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

Under the terms of the Securitization Facility, certain subsidiaries of the Company sell at a discount certain of their trade accounts receivable (the “Receivables”) to Mohawk Factoring, LLC (“Factoring”) on a revolving basis. Factoring is a wholly owned, bankruptcy remote subsidiary of the Company, meaning that Factoring is a separate legal entity whose assets are available to satisfy the claims of the creditors of Factoring only, not the creditors of the Company or the Company’s other subsidiaries.  To fund such purchases, Factoring may borrow up to $500.0 million based on the amount of eligible Receivables owned by Factoring, and Factoring has granted a security interest in all of such Receivables to the third-party lending group as collateral for such borrowings.  Amounts loaned to Factoring under the Securitization Facility bear interest at LIBOR plus an applicable margin of 0.70% per annum. Factoring also pays a commitment fee at a per annum rate of 0.30% on the unused amount of each lender’s commitment. As of July 1, 2017, the amount utilized under the Securitization Facility was $150.0 million.

The Company may continue, from time to time, to retire its outstanding debt through cash purchases in the open market, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amount involved may be material.

As of July 1, 2017, the Company had cash of $130.2 million, of which $106.9 million was held outside the United States. While the Company’s plans are to permanently reinvest the cash held outside the United States, the estimated cost of repatriation for the cash as of July 1, 2017 was approximately $37.4 million. The Company believes that its cash and cash equivalents on hand, cash generated from operations and availability under its existing credit facilities will be sufficient to meet its capital expenditure, working capital and debt servicing requirements over the next twelve months.

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

Impact of Inflation

Inflation affects the Company’s manufacturing costs, distribution costs and operating expenses. The Company expects raw material prices to fluctuate based upon worldwide supply and demand of commodities utilized in the Company’s production processes. Although the Company attempts to pass on increases in raw material, energy and fuel-related costs to its customers, the Company’s ability to do so is dependent upon the rate and magnitude of any increase, competitive pressures and market conditions for the Company’s products. There have been in the past, and may be in the future, periods of time during which increases in these costs cannot be fully recovered. In the past, the Company has often been able to enhance productivity and develop new product innovations to help offset increases in costs resulting from inflation in its operations.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of July 1, 2017.

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

As of July 1, 2017, approximately 40% of the Company's debt portfolio was comprised of fixed-rate debt and 60% was floating-rate debt. A 1.0 percentage point increase in the interest rate of the floating-rate debt would have resulted in an increase in interest expense of $4.4 million and $8.7 million for the three and six months ended July 1, 2017, respectively. There have been no other significant changes to the Company’s exposure to market risk as disclosed in the Company’s 2016 Annual Report filed on Form 10-K.

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

There were no changes in the Company's internal control over financial reporting that occurred during the period covered by this report that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting other than the integration of the acquisitions referenced in Note 2 in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q. As a result of these transactions, the Company's internal control over financial reporting now includes controls, procedures and supporting systems with respect to transactions and account balances of these acquisitions, which are reflected in the Company's consolidated financial statements.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is involved in litigation from time to time in the regular course of its business. Except as noted below, there are no material legal proceedings pending or known by the Company to be contemplated to which the Company is a party or to which any of its property is subject.

Alabama Municipal Litigation

In September 2016, the Water Works and Sewer Board of the City of Gadsden, Alabama (the “Gadsden Water Board”) filed an individual complaint in the Circuit Court of Etowah County, Alabama against certain manufacturers, suppliers and users of chemicals containing perfluorinated compounds, including the Company. On October 26, 2016, the defendants removed the case to the United States District Court for the Northern District of Alabama, Middle Division, alleging diversity of citizenship and fraudulent joinder.  The Gadsden Water Board filed a motion to remand the case back to the state court and the defendants have opposed the Gadsden Water Board’s motion.  The parties await a ruling from the federal court on the motion to remand.

In May, 2017, the Water Works and Sewer Board of the Town of Centre, Alabama (the “Centre Water Board”) filed a very similar complaint to the Gadsden Water Board complaint in the Circuit Court of Cherokee County. On June 19, 2017, the defendants removed this case to the United States District Court for the Northern District of Alabama, Middle Division, again alleging diversity of citizenship and fraudulent joinder. The Centre Water Board filed a motion to remand the case back to state court. The defendants will oppose the Centre Water Board’s motion.

The Company has never manufactured perfluorinated compounds, but purchased them for use in the manufacture of its carpets prior to 2007.  The Gadsden and Centre Water Boards are not alleging that chemical levels in the Company’s wastewater discharge exceeded legal limits.  Instead, the Gadsden and Centre Water Boards are seeking lost profits based on allegations that their customers decreased water purchases, as well as reimbursement for the cost of a filter and punitive damages.

The Company intends to pursue all available defenses related to these matters.  The Company does not believe that the ultimate outcome of this case will have a material adverse effect on its financial condition, but there can be no assurances at this stage that the outcome will not have a material adverse effect on the Company’s results of operations, liquidity or cash flows in a given period.  Furthermore, the Company cannot predict whether any additional civil or regulatory actions against it may arise from the allegations in this matter.

Belgian Tax Matter

In January 2012, the Company received a €23.8 million assessment from the Belgian tax authority related to its year ended December 31, 2008, asserting that the Company had understated its Belgian taxable income for that year. The Company filed a formal protest in the first quarter of 2012 refuting the Belgian tax authority's position. The Belgian tax authority set aside the assessment in the third quarter of 2012 and refunded all related deposits, including interest income of €1.6 million earned on such deposits. However, on October 23, 2012, the Belgian tax authority notified the Company of its intent to increase the Company's taxable income for the year ended December 31, 2008 under a revised theory. On December 28, 2012, the Belgian tax authority issued assessments for the years ended December 31, 2005 and December 31, 2009, in the amounts of €46.1 million and €35.6 million, respectively, including penalties, but excluding interest. The Company filed a formal protest during the first quarter of 2013 relating to the new assessments. In September 2013, the Belgian tax authority denied the Company's protests, and the Company has brought these two years before the Court of First Appeal in Bruges. In December 2013, the Belgian tax authority issued additional assessments related to the years ended December 31, 2006, 2007, and 2010, in the amounts of €38.8 million, €39.6 million, and €43.1 million, respectively, including penalties, but excluding interest. The Company filed formal protests during the first quarter of 2014, refuting the Belgian tax authority's position for each of the years assessed. In the quarter ended June 28, 2014, the Company received a formal assessment for the year ended December 31, 2008, totaling €30.1 million, against which the Company also submitted its formal protest. All 4 additional years were brought before the Court of First Appeal in November 2014. In January of 2015, the Company met with the Court of First Appeal in Bruges and agreed with the Belgian tax authorities to consolidate and argue the issues regarding the years 2005 and 2009, and apply the ruling to all of the open years (to the extent there are no additional facts/procedural arguments in the other years). In May 2017, the statute of limitation was extended to include the calendar year 2011.

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

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this quarterly report on Form 10-Q.

Item 5.	Other Information

None.

Item 6.	Exhibits

No.	Description

31.1	Certification Pursuant to Rule 13a-14(a).
31.2	Certification Pursuant to Rule 13a-14(a).
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95.1	Mine Safety Disclosure pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOHAWK INDUSTRIES, INC.
(Registrant)

Dated:	August 4, 2017	By:	/s/ Jeffrey S. Lorberbaum
JEFFREY S. LORBERBAUM
Chairman and Chief Executive Officer
(principal executive officer)

Dated:	August 4, 2017	By:	/s/ Frank H. Boykin
FRANK H. BOYKIN
Chief Financial Officer
(principal financial officer)