Form 10-Q
period 2017-09-30
MOHAWK INDUSTRIES INC
filed 2017-11-03
CIK 851968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________
[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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

The number of shares outstanding of the issuer’s common stock as of October 31, 2017, the latest practicable date, is as follows: 74,338,177 shares of common stock, $.01 par value.

MOHAWK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

 MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$84,502	121,665
Receivables, net	1,656,064	1,376,151
Inventories	1,911,029	1,675,751
Prepaid expenses	325,160	267,724
Other current assets	20,355	30,221
Total current assets	3,997,110	3,471,512
Property, plant and equipment	7,252,249	6,243,775
Less: accumulated depreciation	3,162,150	2,873,427
Property, plant and equipment, net	4,090,099	3,370,348
Goodwill	2,454,360	2,274,426
Tradenames	638,068	580,147
Other intangible assets subject to amortization, net	252,230	254,459
Deferred income taxes and other non-current assets	390,946	279,704
	$11,822,813	10,230,596

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$1,172,781	1,382,738
Accounts payable and accrued expenses	1,524,237	1,335,582
Total current liabilities	2,697,018	2,718,320
Deferred income taxes	421,103	361,416
Long-term debt, less current portion	1,544,665	1,128,747
Other long-term liabilities	333,917	214,930
Total liabilities	4,996,703	4,423,413
Commitments and contingencies (Note 13)
Redeemable noncontrolling interest	28,508	23,696
Stockholders’ equity:
Preferred stock, $.01 par value; 60 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 150,000 shares authorized; 81,688 and 81,519 shares issued in 2017 and 2016, respectively	817	815
Additional paid-in capital	1,811,242	1,791,540
Retained earnings	5,764,128	5,032,914
Accumulated other comprehensive loss	(571,369)	(833,027)
	7,004,818	5,992,242
Less treasury stock at cost; 7,350 and 7,351 shares in 2017 and 2016, respectively	215,766	215,791
Total Mohawk Industries, Inc. stockholders' equity	6,789,052	5,776,451
Nonredeemable noncontrolling interest	8,550	7,036
Total stockholders' equity	6,797,602	5,783,487
	$11,822,813	10,230,596
See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net sales	$2,448,510	2,294,139	7,122,193	6,776,521
Cost of sales	1,665,209	1,567,580	4,879,403	4,654,695
Gross profit	783,301	726,559	2,242,790	2,121,826
Selling, general and administrative expenses	403,203	348,252	1,232,083	1,147,155
Operating income	380,098	378,307	1,010,707	974,671
Interest expense	7,259	9,410	23,854	32,062
Other expense, net	1,285	3,839	1,455	1,461
Earnings before income taxes	371,554	365,058	985,398	941,148
Income tax expense	100,532	94,231	251,572	242,090
Net earnings including noncontrolling interests	271,022	270,827	733,826	699,058
Net income attributable to noncontrolling interests	997	949	2,566	2,444
Net earnings attributable to Mohawk Industries, Inc.	$270,025	269,878	731,260	696,614

Basic earnings per share attributable to Mohawk Industries, Inc.
Basic earnings per share attributable to Mohawk Industries, Inc.	$3.63	3.64	9.84	9.40
Weighted-average common shares outstanding—basic	74,338	74,154	74,330	74,084

Diluted earnings per share attributable to Mohawk Industries, Inc.
Diluted earnings per share attributable to Mohawk Industries, Inc.	$3.61	3.62	9.77	9.34
Weighted-average common shares outstanding—diluted	74,841	74,613	74,830	74,551
See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net earnings including noncontrolling interests	$271,022	270,827	733,826	699,058
Other comprehensive income (loss):
Foreign currency translation adjustments	65,262	11,744	262,350	89,458
Pension prior service cost and actuarial gain (loss), net of tax	156	(3)	(692)	(10)
Other comprehensive income	65,418	11,741	261,658	89,448
Comprehensive income	336,440	282,568	995,484	788,506
Comprehensive income attributable to noncontrolling interests	997	949	2,566	2,444
Comprehensive income attributable to Mohawk Industries, Inc.	$335,443	281,619	992,918	786,062
See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2017	October 1, 2016
Cash flows from operating activities:
Net earnings	$733,826	699,058
Adjustments to reconcile net earnings to net cash provided by operating activities:
Restructuring	27,099	28,300
Tradename impairment	—	47,905
Depreciation and amortization	328,300	305,088
Deferred income taxes	16,549	(27,887)
Loss (gain) on disposal of property, plant and equipment	2,221	(10,849)
Stock-based compensation expense	30,607	28,841
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	(166,775)	(255,311)
Inventories	(121,970)	(53,578)
Other assets and prepaid expenses	(1,668)	67,375
Accounts payable and accrued expenses	26,343	170,274
Other liabilities	(310)	1,126
Net cash provided by operating activities	874,222	1,000,342
Cash flows from investing activities:
Additions to property, plant and equipment	(654,630)	(460,760)
Acquisitions, net of cash acquired	(250,766)	—
Net cash used in investing activities	(905,396)	(460,760)
Cash flows from financing activities:
Payments on Senior Credit Facilities	(317,162)	(467,618)
Proceeds from Senior Credit Facilities	267,263	386,551
Payments on Commercial Paper	(11,385,287)	(17,614,864)
Proceeds from Commercial Paper	11,587,228	17,835,126
Proceeds from Floating Rate Notes	357,569	—
Repayment of Senior Notes	—	(645,555)
Payments of other debt and financing costs	(15,493)	—
Payments on asset securitization borrowings	(500,000)	—
Debt issuance costs	(1,400)	(1,086)
Change in outstanding checks in excess of cash	(5,004)	(1,924)
Shares redeemed for taxes	(12,255)	(11,879)
Proceeds and net tax benefit from stock transactions	1,204	4,367
Net cash used in financing activities	(23,337)	(516,882)
Effect of exchange rate changes on cash and cash equivalents	17,348	7,716
Net change in cash and cash equivalents	(37,163)	30,416
Cash and cash equivalents, beginning of period	121,665	81,692
Cash and cash equivalents, end of period	$84,502	112,108

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

Hedges of Net Investments in Non-U.S. Operations

The Company has numerous investments outside the United States. The net assets of these subsidiaries are exposed to changes and volatility in currency exchange rates. The Company uses foreign currency denominated debt to hedge some of its non-U.S. net investments against adverse movements in exchange rates. The gains and losses on the Company's net investments in its non-U.S. operations are partially economically offset by gains and losses on its foreign currency borrowings. The Company designated its €500,000 2.00% Senior Notes borrowing as a net investment hedge against a portion of its European operations. For the nine months ended September 30, 2017, the change in the U.S. dollar value of the Company's euro denominated debt was an increase of $64,684 ($40,427 net of taxes), which is recorded in the foreign currency translation adjustment component of other comprehensive income (loss). The increase in the U.S. dollar value of the Company's debt partially offsets the euro-to-dollar translation of the Company's net investment in its European operations.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. This update simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company adopted the provisions of this update at the beginning of fiscal year 2017, with the statement of cash flows classifications applied retrospectively. Accordingly, cash paid for shares redeemed for taxes of $11,879 was reclassed to financing activities from operating activities for the nine months ended October 1, 2016. Additionally, excess tax benefits are now classified with other tax flows as an operating activity with $3,782 reclassified from financing activities for the nine months ended October 1, 2016. The Company has also elected to continue to estimate the number of awards that are expected to vest when accounting for forfeitures.

2. Acquisitions

Emil

On April 4, 2017, the Company completed its purchase of Emilceramica S.r.l (“Emil”), a ceramic company in Italy. The total value of the acquisition was $186,066. The Emil acquisition will enhance the Company's cost position and strengthen its combined brand and distribution in Europe. The acquisition's results and purchase price allocation have been included in the consolidated financial statements since the date of the acquisition. The Company's acquisition of Emil resulted in a preliminary goodwill allocation of $59,491, indefinite-lived tradename intangible asset of $16,196 and an intangible asset subject to amortization of $2,348. The goodwill is not expected to be deductible for tax purposes. The factors contributing to the recognition of the amount of goodwill include product, sales and manufacturing synergies. The Emil results are reflected in the Global Ceramic segment and the results of Emil's operations are not material to the Company's consolidated results of operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Other Acquisitions

During the second quarter of 2017, the Company completed the acquisition of two businesses in the Global Ceramic segment for $37,250, resulting in a preliminary goodwill allocation of $1,002. The Company also completed the acquisition of a business in the Flooring NA segment for $26,623.

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

Restructuring, acquisition transaction and integration-related costs consisted of the following during the three and nine months ended September 30, 2017 and October 1, 2016:

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Cost of sales
Restructuring costs (a)	$8,309	16,716	23,372	24,540
Acquisition integration-related costs	536	743	1,313	1,546
Restructuring and integration-related costs	$8,845	17,459	24,685	26,086

Selling, general and administrative expenses
Restructuring costs (a)	$2,437	2,060	3,727	3,760
Acquisition transaction-related costs	803	—	1,015	—
Acquisition integration-related costs	1,768	1,828	4,282	4,563
Restructuring, acquisition and integration-related costs	$5,008	3,888	9,024	8,323

(a) The restructuring costs for 2017 and 2016 primarily relate to the Company's actions taken to lower its cost structure and improve efficiencies of manufacturing and distribution operations as well as actions related to the Company's recent acquisitions.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The restructuring activity for the nine months ended September 30, 2017 is as follows:

	Lease impairments	Asset write-downs	Severance	Other restructuring costs	Total
Balance as of December 31, 2016	$—	—	5,183	6,243	11,426
Provision - Global Ceramic segment	492	—	1,027	11	1,530
Provision - Flooring NA segment	316	6,849	2,500	12,368	22,033
Provision - Flooring ROW segment	—	650	1,459	1,313	3,422
Provision - Corporate	—	—	—	114	114
Cash payments	(333)	(190)	(7,125)	(19,577)	(27,225)
Non-cash items	—	(7,309)	59	(87)	(7,337)
Balance as of September 30, 2017	$475	—	3,103	385	3,963

The Company expects the remaining severance and other restructuring costs to be paid over the next year.

4. Receivables, net

Receivables, net are as follows:

	September 30, 2017	December 31, 2016
Customers, trade	$1,660,987	1,386,306
Income tax receivable	5,674	8,616
Other	80,650	59,564
	1,747,311	1,454,486
Less: allowance for discounts, returns, claims and doubtful accounts	91,247	78,335
Receivables, net	$1,656,064	1,376,151

5. Inventories

The components of inventories are as follows:

	September 30, 2017	December 31, 2016
Finished goods	$1,310,957	1,127,573
Work in process	151,906	137,310
Raw materials	448,166	410,868
Total inventories	$1,911,029	1,675,751

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Goodwill and intangible assets

The components of goodwill and other intangible assets are as follows:

Goodwill:

	Global Ceramic segment	Flooring NA segment	Flooring ROW segment	Total
Balance as of December 31, 2016
Goodwill	$1,482,226	869,764	1,249,861	3,601,851
Accumulated impairment losses	(531,930)	(343,054)	(452,441)	(1,327,425)
	$950,296	526,710	797,420	2,274,426

Goodwill recognized or adjusted during the period	$60,493	—	—	60,493
Currency translation during the period	$21,952	—	97,489	119,441

Balance as of September 30, 2017
Goodwill	$1,564,671	869,764	1,347,350	3,781,785
Accumulated impairment losses	(531,930)	(343,054)	(452,441)	(1,327,425)
	$1,032,741	526,710	894,909	2,454,360

Intangible assets not subject to amortization:

Tradenames
Balance as of December 31, 2016	$580,147
Intangible assets acquired during the period	16,196
Currency translation during the period	41,725
Balance as of September 30, 2017	$638,068

Intangible assets subject to amortization:

Gross carrying amounts:	Customer relationships	Patents	Other	Total
Balance as of December 31, 2016	$569,980	234,022	6,330	810,332
Intangible assets recognized or adjusted during the period	3,175	—	—	3,175
Currency translation during the period	45,597	28,778	442	74,817
Balance as of September 30, 2017	$618,752	262,800	6,772	888,324

Accumulated amortization:	Customer relationships	Patents	Other	Total
Balance as of December 31, 2016	$334,276	220,598	999	555,873
Amortization during the period	19,710	6,970	122	26,802
Currency translation during the period	25,689	27,706	24	53,419
Balance as of September 30, 2017	$379,675	255,274	1,145	636,094

Intangible assets subject to amortization, net	$239,077	7,526	5,627	252,230

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Amortization expense	$7,421	10,381	26,802	29,439

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Accounts payable and accrued expenses

Accounts payable and accrued expenses are as follows:

	September 30, 2017	December 31, 2016
Outstanding checks in excess of cash	$7,276	12,269
Accounts payable, trade	859,913	729,415
Accrued expenses	378,640	333,942
Product warranties	44,196	46,347
Accrued interest	13,346	20,396
Accrued compensation and benefits	220,866	193,213
Total accounts payable and accrued expenses	$1,524,237	1,335,582

8. Accumulated other comprehensive income (loss)

The changes in accumulated other comprehensive income (loss) by component, for the nine months ended September 30, 2017 are as follows:

	Foreign currency translation adjustments	Pensions, net of tax	Total
Balance as of December 31, 2016	$(825,354)	(7,673)	(833,027)
Current period other comprehensive income (loss) before reclassifications	262,350	(692)	261,658
Balance as of September 30, 2017	$(563,004)	(8,365)	(571,369)

9. Stock-based compensation

The Company recognizes compensation expense for all share-based payments granted based on the grant-date fair value estimated in accordance with the provisions of the FASB ASC 718-10. Compensation expense is recognized on a straight-line basis over the options’ or other awards’ estimated lives for fixed awards with ratable vesting provisions.

The Company granted 154 restricted stock units ("RSUs") at a weighted average grant-date fair value of $226.91 per unit for the nine months ended September 30, 2017. The Company granted 182 RSUs at a weighted average grant-date fair value of $184.88 per unit for the nine months ended October 1, 2016. The Company recognized stock-based compensation costs related to the issuance of RSUs of $7,177 ($4,355 net of taxes) and $5,288 ($3,209 net of taxes) for the three months ended September 30, 2017 and October 1, 2016, respectively, which has been allocated to cost of sales and selling, general and administrative expenses. The Company recognized stock-based compensation costs related to the issuance of RSUs of $30,601 ($18,569 net of taxes) and $28,807 ($17,480 net of taxes) for the nine months ended September 30, 2017 and October 1, 2016, respectively, which has been allocated to cost of sales and selling, general and administrative expenses. Pre-tax unrecognized compensation expense for unvested RSUs granted to employees, net of estimated forfeitures, was $30,979 as of September 30, 2017, and will be recognized as expense over a weighted-average period of approximately 1.48 years. The Company also recognized stock-based compensation costs related to stock options of $6 ($4 net of taxes) and $34 ($21 net of taxes) for the nine months ended September 30, 2017 and October 1, 2016, respectively, which has been allocated to cost of sales and selling, general and administrative expenses.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Other expense, net

Other expense, net is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Foreign currency losses, net	$3,568	794	6,253	4,171
Release of indemnification asset	—	2,368	—	2,368
All other, net	(2,283)	677	(4,798)	(5,078)
Total other expense, net	$1,285	3,839	1,455	1,461

11. Earnings per share

Basic earnings per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted earnings per common share assumes the exercise of outstanding stock options and the vesting of RSUs using the treasury stock method when the effects of such assumptions are dilutive. A reconciliation of net earnings available to common stockholders and weighted average common shares outstanding for purposes of calculating basic and diluted earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net earnings attributable to Mohawk Industries, Inc.	$270,025	269,878	731,260	696,614
Accretion of redeemable noncontrolling interest	(46)	(53)	(46)	(53)
Net earnings available to common stockholders	$269,979	269,825	731,214	696,561

Weighted-average common shares outstanding-basic and diluted:
Weighted-average common shares outstanding—basic	74,338	74,154	74,330	74,084
Add weighted-average dilutive potential common shares—options to purchase common shares and RSUs, net	503	459	500	467
Weighted-average common shares outstanding-diluted	74,841	74,613	74,830	74,551

Earnings per share attributable to Mohawk Industries, Inc.
Basic	$3.63	3.64	9.84	9.40
Diluted	$3.61	3.62	9.77	9.34

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

Segment information is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net sales:
Global Ceramic segment	$893,399	822,040	2,581,038	2,425,560
Flooring NA segment	1,031,773	1,008,553	3,011,568	2,895,610
Flooring ROW segment	523,338	463,546	1,529,587	1,455,351
Intersegment sales	—	—	—	—
	$2,448,510	2,294,139	7,122,193	6,776,521
Operating income (loss):
Global Ceramic segment	$143,368	135,985	411,961	376,368
Flooring NA segment	163,494	170,507	383,118	364,804
Flooring ROW segment	83,042	81,757	245,189	262,356
Corporate and intersegment eliminations	(9,806)	(9,942)	(29,561)	(28,857)
	$380,098	378,307	1,010,707	974,671

	September 30, 2017	December 31, 2016
Assets:
Global Ceramic segment	$4,826,619	4,024,859
Flooring NA segment	3,699,633	3,410,856
Flooring ROW segment	3,128,213	2,689,592
Corporate and intersegment eliminations	168,348	105,289
	$11,822,813	10,230,596

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. Commitments and contingencies

The Company is involved in litigation from time to time in the regular course of its business. Except as noted below, there are no material legal proceedings pending or known by the Company to be contemplated to which the Company is a party or to which any of its property is subject.

Alabama Municipal Litigation

In September 2016, the Water Works and Sewer Board of the City of Gadsden, Alabama (the “Gadsden Water Board”) filed an individual complaint in the Circuit Court of Etowah County, Alabama against certain manufacturers, suppliers and users of chemicals containing perfluorinated compounds, including the Company. On October 26, 2016, the defendants removed the case to the United States District Court for the Northern District of Alabama, Middle Division, alleging diversity of citizenship and fraudulent joinder.  The Gadsden Water Board filed a motion to remand the case back to the state court and the defendants opposed the Gadsden Water Board’s motion.  The federal court recently granted Gadsden Water Board's motion for remand. On October 24, 2017, the Company appealed the federal court's determination that co-defendant Industrial Chemicals, Inc. ("ICI") was properly joined as a party to the case. ICI's presence in the case deprives the federal court of jurisdiction over the case.

In May, 2017, the Water Works and Sewer Board of the Town of Centre, Alabama (the “Centre Water Board”) filed a very similar complaint to the Gadsden Water Board complaint in the Circuit Court of Cherokee County. On June 19, 2017, the defendants removed this case to the United States District Court for the Northern District of Alabama, Middle Division, again alleging diversity of citizenship and fraudulent joinder. The Centre Water Board filed a motion to remand the case back to state court. The defendants opposed the Centre Water Board’s motion, and the parties await a ruling from the federal court on the motion to remand.

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

The Company intends to pursue all available defenses related to these matters.  The Company does not believe that the ultimate outcomes of these cases will have a material adverse effect on its financial condition, but there can be no assurances at this stage that the outcomes will not have a material adverse effect on the Company’s results of operations, liquidity or cash flows in a given period.  Furthermore, the Company cannot predict whether any additional civil or regulatory actions against it may arise from the allegations in this matter.

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

14. Debt

Senior Credit Facility

On March 26, 2015, the Company amended and restated its 2013 Senior Credit Facility increasing its size from $1,000,000 to $1,800,000 and extending the maturity from September 25, 2018 to March 26, 2020 (as amended and restated, the "2015 Senior Credit Facility"). The 2015 Senior Credit Facility eliminated certain provisions in the 2013 Senior Credit Facility, including those that: (a) accelerated the maturity date to 90 days prior to the maturity of senior notes due in January 2016 if certain specified liquidity levels were not met; and (b) required that certain subsidiaries guarantee the Company's obligations if the Company’s credit ratings fell below investment grade. The 2015 Senior Credit Facility also modified certain negative covenants to provide the Company with additional flexibility, including flexibility to make acquisitions and incur additional indebtedness. On March 1, 2016, the Company amended the 2015 Senior Credit Facility to, among other things, carve out from the general limitation on subsidiary indebtedness the issuance of Euro-denominated commercial paper notes by subsidiaries. Additionally, at several points in 2016, the Company extended the maturity date of the 2015 Senior Credit Facility from March 26, 2020 to March 26, 2021. In the first half of 2017, the Company amended the 2015 Senior Credit Facility to extend the maturity date from March 26, 2021 to March 26, 2022.

At the Company's election, revolving loans under the 2015 Senior Credit Facility bear interest at annual rates equal to either (a) LIBOR for 1, 2, 3 or 6 month periods, as selected by the Company, plus an applicable margin ranging between 1.00% and 1.75% (1.125% as of September 30, 2017), or (b) the higher of the Wells Fargo Bank, National Association prime rate, the Federal Funds rate plus 0.5%, or a monthly LIBOR rate plus 1.0%, plus an applicable margin ranging between 0.00% and 0.75% (0.125% as of September 30, 2017). The Company also pays a commitment fee to the lenders under the 2015 Senior Credit Facility on the average amount by which the aggregate commitments of the lenders' exceed utilization of the 2015 Senior Credit Facility ranging from 0.10% to 0.225% per annum (0.125% as of September 30, 2017). The applicable margins and the commitment fee are determined based on whichever of the Company's Consolidated Net Leverage Ratio or its senior unsecured debt rating (or if not available, corporate family rating) results in the lower applicable margins and commitment fee (with applicable margins and the commitment fee increasing as that ratio increases or those ratings decline, as applicable).

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of September 30, 2017, amounts utilized under the 2015 Senior Credit Facility included $18,055 of borrowings and $55,720 of standby letters of credit related to various insurance contracts and foreign vendor commitments. The outstanding borrowings of $1,150,352 under the Company's U.S. and European commercial paper programs as of September 30, 2017 reduce the availability of the 2015 Senior Credit Facility. Including commercial paper borrowings, the Company has utilized $1,224,127 under the 2015 Senior Credit Facility resulting in a total of $575,873 available as of September 30, 2017.

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

The proceeds from the issuance of commercial paper notes will be available for general corporate purposes. As of September 30, 2017, there was $122,000 outstanding under the U.S. program, and the euro equivalent of $1,028,352 was outstanding under the European program. The weighted-average interest rate and maturity period for the U.S. program were 1.37% and 5.36 days, respectively. The weighted average interest rate and maturity period for the European program were (0.19)% and 25.32 days, respectively.

Senior Notes

On September 11, 2017, Mohawk Capital Finance S.A. (“Mohawk Finance”), an indirect wholly-owned finance subsidiary of the Company, completed the issuance and sale of €300,000 aggregate principal amount of its Floating Rate Notes due September 11, 2019 ("Floating Rate Notes"). The Floating Rate Notes are senior unsecured obligations of Mohawk Finance and rank pari passu with all of Mohawk Finance’s other existing and future senior unsecured indebtedness. The Floating Rate Notes are fully, unconditionally and irrevocably guaranteed by the Company on a senior unsecured basis. These notes bear interest at a rate per annum, reset quarterly, equal to three-month EURIBOR plus 0.3% (but in no event shall the interest rate be less than zero). Interest on the Floating Rate Notes is payable quarterly on September 11, December 11, March 11, and June 11 of each year. Mohawk Finance paid financing costs of $833 in connection with the Floating Rate Notes. These costs were deferred and are being amortized over the term of the Floating Rate Notes. As defined in the related agreements, the Floating Rate Notes contain covenants, representations and warranties and events of default, subject to exceptions, and restrictions on the Company’s financial and business operations, including limitations on liens, restrictions on entering into sale and leaseback transactions, fundamental changes, and a provision allowing the holder of the Floating Rate Notes to require repayment upon a change of control triggering event.

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

Under the terms of the Securitization Facility, certain subsidiaries of the Company sell at a discount certain of their trade accounts receivable (the “Receivables”) to Mohawk Factoring, LLC (“Factoring”) on a revolving basis. Factoring is a wholly owned, bankruptcy remote subsidiary of the Company, meaning that Factoring is a separate legal entity whose assets are available to satisfy the claims of the creditors of Factoring only, not the creditors of the Company or the Company’s other subsidiaries.  To fund such purchases, Factoring may borrow up to $500,000 based on the amount of eligible Receivables owned by Factoring, and Factoring has granted a security interest in all of such Receivables to the third-party lending group as collateral for such borrowings.  Amounts loaned to Factoring under the Securitization Facility bear interest at LIBOR plus an applicable margin of 0.70% per annum. Factoring also pays a commitment fee at a per annum rate of 0.30% on the unused amount of each lender’s commitment. As of September 30, 2017, there were no amounts utilized under the Securitization Facility.

The fair values and carrying values of our debt instruments are detailed as follows:

	September 30, 2017		December 31, 2016
	Fair Value	Carrying Value	Fair Value	Carrying Value
3.85% Senior Notes, payable February 1, 2023; interest payable semiannually	$625,116	600,000	615,006	600,000
2.00% Senior Notes, payable January 14, 2022; interest payable annually	626,828	590,667	556,460	525,984
Floating Rate Notes, payable September 11, 2019, interest payable quarterly	355,262	354,400	—	—
U.S. commercial paper	122,000	122,000	283,800	283,800
European commercial paper	1,028,352	1,028,352	536,503	536,503
2015 Senior Credit Facility	18,055	18,055	60,672	60,672
Securitization facility, due December 19, 2017	—	—	500,000	500,000
Capital leases and other	10,579	10,579	11,643	11,643
Unamortized debt issuance costs	(6,607)	(6,607)	(7,117)	(7,117)
Total debt	2,779,585	2,717,446	2,556,967	2,511,485
Less current portion of long term debt and commercial paper	1,172,781	1,172,781	1,382,738	1,382,738
Long-term debt, less current portion	$1,606,804	1,544,665	1,174,229	1,128,747

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

The Company is a significant participant in every major product category across the global flooring industry. During 2016, industry sales of tile, LVT, sheet vinyl, laminate and wood grew while sales of carpet and rugs were down primarily due to the shift to polyester in residential products which sell at lower average selling prices. However, in 2017 the industry has implemented multiple soft surface price increases to offset inflation leading to higher sales. The Company believes that it is well positioned in all product types to satisfy these changes in customer trends.
A majority of the Company’s sales and long-lived assets are located in the United States and Europe. The Company expects continued strong performance in the United States market if residential housing starts and remodeling continue to improve. The Company also has operations in Europe, Mexico and Russia where the Company is growing market share, especially in its ceramic tile product lines. The Company expects sales growth to continue on a local basis, and operating income should improve despite inflation, declining patent revenues attributed to expiring patents and a weaker British Pound. The Company is also implementing price increases due to escalating material costs.

For the three months ended September 30, 2017, net earnings attributable to the Company were $270.0 million, or diluted earnings per share (“EPS”) of $3.61, compared to the net earnings attributable to the Company of $269.9 million, or diluted EPS of $3.62, for the three months ended October 1, 2016. For the nine months ended September 30, 2017, net earnings attributable to the Company were $731.3 million, or diluted earnings per share (“EPS”) of $9.77, compared to the net earnings attributable to the Company of $696.6 million, or diluted EPS of $9.34, for the nine months ended October 1, 2016. The increase in diluted EPS for the nine months ended September 30, 2017 was primarily attributable to savings from capital investments and cost reduction initiatives, the favorable net impact of price and product mix, and lower interest rates, partially offset by higher input costs, increased employee costs, and the unfavorable impact of higher restructuring, acquisition and integration-related, and other costs.

Recent Events

On April 4, 2017, the Company completed the acquisition of Emil for approximately $186.1 million. The Company also acquired three additional businesses during the second quarter of 2017 for approximately $63.9 million.

Results of Operations

Quarter Ended September 30, 2017, as compared with Quarter Ended October 1, 2016

Net sales

Net sales for the three months ended September 30, 2017 were $2,448.5 million, reflecting an increase of $154.4 million, or 6.7%, from the $2,294.1 million reported for the three months ended October 1, 2016. The increase was primarily attributable to higher sales volume of approximately $42 million, or 2%, which includes sales volume attributable to acquisitions of approximately $47 million, offset by a decrease in legacy sales volume of approximately $5 million, including the loss of patent revenue and the impact of the hurricanes during the quarter. Also contributing to the increase in sales was the favorable net impact of price and product mix of approximately $73 million, or 3%, and the net impact of favorable foreign exchange rates of approximately $40 million, or 2%.

Global Ceramic segment—Net sales increased $71.4 million, or 8.7%, to $893.4 million for the three months ended September 30, 2017, compared to $822.0 million for the three months ended October 1, 2016. The increase was primarily attributable to higher sales volume of approximately $52 million, or 6%, which includes legacy sales volume of approximately $5 million and sales volume attributable to acquisitions of approximately $47 million. Also contributing to the increase in sales was the net impact of favorable foreign exchange rates of approximately $17 million, or 2%, and the favorable net impact of price and product mix of approximately $3 million. Sales were negatively impacted by the hurricanes in Texas and Florida during the quarter.

Flooring NA segment—Net sales increased $23.2 million, or 2.3%, to $1,031.8 million for the three months ended September 30, 2017, compared to $1,008.6 million for the three months ended October 1, 2016. The increase was primarily attributable to the favorable net impact of price and product mix of approximately $41 million, or 4%, partially offset by a decrease in sales volume of approximately $18 million, or 2%. Sales were negatively impacted by the hurricanes in Texas and Florida during the quarter.

Flooring ROW segment—Net sales increased $59.8 million, or 12.9%, to $523.3 million for the three months ended September 30, 2017, compared to $463.5 million for the three months ended October 1, 2016. The increase was primarily attributable to higher sales volume of approximately $8 million, or 2%, despite a decline in patent revenue, the favorable impact of price and product mix of approximately $29 million, or 6%, and the net impact of favorable foreign exchange rates of approximately $23 million, or 5%.

Gross profit

Gross profit for the three months ended September 30, 2017 was $783.3 million (32.0% of net sales), an increase of $56.7 million or 7.8%, compared to gross profit of $726.6 million (31.7% of net sales) for the three months ended October 1, 2016. As a percentage of net sales, gross profit increased 30 basis points. The increase in gross profit dollars was primarily attributable to savings from capital investments and cost reduction initiatives of approximately $40 million, the favorable net impact of price and product mix of approximately $63 million, the net impact of favorable foreign exchange rates of approximately $10 million, higher sales volumes of approximately $4 million, and the favorable impact of lower restructuring, acquisition and integration-related, and other costs of approximately $5 million, partially offset by higher input costs of approximately $61 million, including increased material costs of approximately $47 million and costs associated with investments in expansion of production capacity of approximately $3 million.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended September 30, 2017 were $403.2 million (16.5% of net sales), an increase of $55.0 million compared to $348.3 million (15.2% of net sales) for the three months ended October 1, 2016. As a percentage of net sales, selling, general and administrative expenses increased 130 basis points. The increase in selling, general and administrative expenses in dollars was primarily attributable to the unfavorable impact of higher restructuring, acquisition and integration-related, and other costs of approximately $34 million, approximately $14 million of costs due to higher sales volume, approximately $6 million of costs associated with investments in new product development, sales personnel, and marketing, the net impact of unfavorable foreign exchange rates of approximately $6 million, and increased employee costs of approximately $4 million, partially offset by savings from capital investments and cost reduction initiatives of approximately $9 million. Restructuring, acquisition and integration-related, and other costs were higher primarily due to the absence of approximately $90 million received related to a contract dispute, partially offset by the approximately $48 million charge related to the write-off of the Lees tradename that were recorded in the prior year.

Operating income

Operating income for the three months ended September 30, 2017 was $380.1 million (15.5% of net sales) reflecting an increase of $1.8 million, or 0.5%, compared to operating income of $378.3 million (16.5% of net sales) for the three months ended October 1, 2016. The increase in operating income was primarily attributable to savings from capital investments and cost reduction initiatives of approximately $49 million, the favorable net impact of price and product mix of approximately $62 million, and the net impact of favorable exchange rates of approximately $4 million, partially offset by higher input costs of approximately $61 million, including increased material costs of approximately $47 million, approximately $6 million of costs associated with investments in new product development, sales personnel, and marketing, the unfavorable impact of higher restructuring, acquisition and integration-related, and other costs of approximately $29 million, decreased sales volumes of approximately $9 million, primarily attributable to lower patent revenue, increased employee costs of approximately $4 million, and costs associated with investments in expansion of production capacity of approximately $3 million. Restructuring, acquisition and integration-related, and other costs were higher primarily due to the absence of approximately $90 million received related to a contract dispute, partially offset by the approximately $48 million charge related to the write-off of the Lees tradename that were recorded in the prior year.

Global Ceramic segment—Operating income was $143.4 million (16.0% of segment net sales) for the three months ended September 30, 2017 reflecting an increase of $7.4 million compared to operating income of $136.0 million (16.5% of segment net sales) for the three months ended October 1, 2016. The increase in operating income was primarily attributable to savings from capital investments and cost reduction initiatives of approximately $16 million and increased sales volume of approximately $8 million, partially offset by higher input costs of approximately $10 million and the unfavorable impact of higher restructuring, acquisition and integration-related, and other costs of approximately $6 million.

Flooring NA segment—Operating income was $163.5 million (15.8% of segment net sales) for the three months ended September 30, 2017 reflecting a decrease of $7.0 million compared to operating income of $170.5 million (16.9% of segment net sales) for the three months ended October 1, 2016. The decrease in operating income was primarily attributable to the unfavorable impact of higher restructuring, acquisition and integration-related, and other costs of approximately $25 million. Restructuring, acquisition and integration-related, and other costs were higher primarily due to the absence of approximately $90 million received related to a contract dispute, partially offset by the approximately $48 million charge related to the write-off of the Lees tradename that were recorded in the prior year. Also contributing to the change in operating income were the favorable net impact of price and product mix of approximately $32 million and savings from capital investments and cost reduction initiatives of approximately $25 million, partially offset by higher input costs of approximately $29 million, including increased material costs of approximately $24 million, and a decrease in sales volumes of approximately $4 million.

Flooring ROW segment—Operating income was $83.0 million (15.9% of segment net sales) for the three months ended September 30, 2017 reflecting an increase of $1.3 million compared to operating income of $81.8 million (17.6% of segment net sales) for the three months ended October 1, 2016. The increase in operating income was primarily attributable to the favorable net impact of price and product mix of approximately $28 million and savings from capital investments and cost reduction initiatives of approximately $8 million, partially offset by higher input costs of approximately $22 million, including increased material costs of approximately $21 million and approximately $13 million in decreased sales volumes, primarily attributable to lower patent revenue.

Interest expense

Interest expense was $7.3 million for the three months ended September 30, 2017, reflecting a decrease of $2.2 million compared to interest expense of $9.4 million for the three months ended October 1, 2016. The decrease was primarily attributable to a shift in the Company's borrowings to lower interest rate instruments.

Other expense, net

Other expense was $1.3 million for the three months ended September 30, 2017, reflecting a favorable change of $2.6 million compared to other expense of $3.8 million for the three months ended October 1, 2016. The change was primarily attributable to a charge for the release of an indemnification receivable in the prior year.

Income tax expense

For the three months ended September 30, 2017, the Company recorded income tax expense of $100.5 million on earnings before income taxes of $371.6 million for an effective tax rate of 27.1%, as compared to an income tax expense of $94.2 million on earnings before income taxes of $365.1 million, for an effective tax rate of 25.8% for the three months ended October 1, 2016. The difference in the effective tax rate was unfavorably impacted by the geographical dispersion of earnings and losses for the comparative periods, partially offset by the release of a state valuation allowance.

Nine Months Ended September 30, 2017, as compared with Nine Months Ended October 1, 2016

Net sales

Net sales for the nine months ended September 30, 2017 were $7,122.2 million, reflecting an increase of $345.7 million, or 5.1%, from the $6,776.5 million reported for the nine months ended October 1, 2016. The increase was primarily attributable to higher sales volume of approximately $201 million, or 3%, which includes legacy sales volume of approximately $142 million and sales volume attributable to acquisitions of approximately $95 million, offset by the unfavorable impact of fewer shipping days of approximately $36 million. Also contributing to the increase in sales was the favorable net impact of price and product mix of approximately $135 million, or 2%, and the net impact of favorable foreign exchange rates of approximately $9 million.

Global Ceramic segment—Net sales increased $155.5 million, or 6.4%, to $2,581.0 million for the nine months ended September 30, 2017, compared to $2,425.6 million for the nine months ended October 1, 2016. The increase was primarily attributable to higher sales volume of approximately $114 million, or 5%, which includes legacy sales volume of approximately $31 million and sales volume attributable to acquisitions of approximately $95 million, offset by the unfavorable impact of fewer shipping days of approximately $12 million. Also contributing to the increase in sales was the favorable net impact of price and product mix of approximately $21 million, or 1% and the net impact of favorable foreign exchange rates of approximately $20 million, or 1%.

Flooring NA segment—Net sales increased $116.0 million, or 4.0%, to $3,011.6 million for the nine months ended September 30, 2017, compared to $2,895.6 million for the nine months ended October 1, 2016. The increase was primarily attributable to higher sales volume of approximately $63 million, or 2%, offset by the unfavorable impact of fewer shipping days of approximately $15 million, and the favorable net impact of price and product mix of $68 million, or 2%.

Flooring ROW segment—Net sales increased $74.2 million, or 5.1%, to $1,529.6 million for the nine months ended September 30, 2017, compared to $1,455.4 million for the nine months ended October 1, 2016. The increase was primarily attributable to higher sales volume of approximately $47 million, or 3%, despite a decline in patent revenue, offset by the unfavorable impact of fewer shipping days of approximately $9 million. Also contributing to the increase in sales was the favorable net impact of price and product mix of approximately $47 million, or 3%, partially offset by the net impact of unfavorable foreign exchange rates of approximately $11 million, or 1%.

Gross profit

Gross profit for the nine months ended September 30, 2017 was $2,242.8 million (31.5% of net sales), an increase of $121.0 million or 5.7%, compared to gross profit of $2,121.8 million (31.3% of net sales) for the nine months ended October 1, 2016. As a percentage of net sales, gross profit increased 20 basis points. The increase in gross profit dollars was primarily attributable to higher sales volume of approximately $50 million, savings from capital investments and cost reduction initiatives of approximately $114 million, and the favorable net impact of price and product mix of approximately $112 million, partially offset by higher input costs of approximately $142 million, including increased material costs of approximately $98 million, and the unfavorable impact of higher restructuring, acquisition and integration-related, and other costs of approximately $12 million.

Selling, general and administrative expenses

Selling, general and administrative expenses for the nine months ended September 30, 2017 were $1,232.1 million (17.3% of net sales), an increase of $84.9 million compared to $1,147.2 million (16.9% of net sales) for the nine months ended October 1, 2016. As a percentage of net sales, selling, general and administrative expenses increased 40 basis points. The increase in selling, general and administrative expenses in dollars was primarily attributable to approximately $37 million of costs due to higher sales volume, the unfavorable impact of higher restructuring, acquisition and integration-related, and other costs of approximately $34 million, approximately $20 million of costs associated with investments in new product development, sales personnel, and marketing, and increased employee costs of approximately $9 million, partially offset by savings from capital investments and cost reduction initiatives of approximately $20 million. Restructuring, acquisition and integration-related, and other costs were higher primarily due to the absence of approximately $90 million received related to a contract dispute, partially offset by the approximately $48 million charge related to the write-off of the Lees tradename that were recorded in the prior year.

Operating income

Operating income for the nine months ended September 30, 2017 was $1,010.7 million (14.2% of net sales) reflecting an increase of $36.0 million, or 3.7%, compared to operating income of $974.7 million (14.4% of net sales) for the nine months ended October 1, 2016. The increase in operating income was primarily attributable to savings from capital investments and cost reduction initiatives of approximately $134 million, the favorable net impact of price and product mix of approximately $110 million, and increased sales volume of approximately $13 million, partially offset by higher input costs of approximately $142 million, including increased material costs of approximately $98 million, increased employee costs of approximately $9 million, approximately $20 million of costs associated with investments in new product development, sales personnel, and marketing, and the unfavorable impact of higher restructuring, acquisition and integration-related, and other costs of approximately $45 million. Restructuring, acquisition and integration-related, and other costs were higher primarily due to the absence of approximately $90 million received related to a contract dispute, partially offset by the approximately $48 million charge related to the write-off of the Lees tradename that were recorded in the prior year.

Global Ceramic segment—Operating income was $412.0 million (16.0% of segment net sales) for the nine months ended September 30, 2017 reflecting an increase of $35.6 million compared to operating income of $376.4 million (15.5% of segment net sales) for the nine months ended October 1, 2016. The increase in operating income was primarily attributable to savings from capital investments and cost reduction initiatives of approximately $54 million, increased sales volumes of approximately $22 million, the favorable net impact of price and product mix of approximately $12 million, and the net impact of favorable foreign exchange rates of approximately $8 million, partially offset by higher input costs of approximately $30 million, approximately $8 million of costs associated with investments in new product development, sales personnel, and marketing, and the unfavorable impact of higher restructuring, acquisition and integration-related, and other costs of approximately $16 million.

Flooring NA segment—Operating income was $383.1 million (12.7% of segment net sales) for the nine months ended September 30, 2017 reflecting an increase of $18.3 million compared to operating income of $364.8 million (12.6% of segment net sales) for the nine months ended October 1, 2016. The increase in operating income was primarily attributable to savings from capital investments and cost reduction initiatives of approximately $49 million, the favorable net impact of price and product mix of approximately $53 million and increased sales volumes of approximately $7 million, partially offset by higher input costs of approximately $53 million, including increased material costs of approximately $39 million, the unfavorable impact of higher restructuring, acquisition and integration-related, and other costs of approximately $29 million, and approximately $5 million of costs associated with investments in new product development, sales personnel, and marketing. Restructuring, acquisition and integration-related, and other costs were higher primarily due to the absence of approximately $90 million received related to a contract dispute, partially offset by the approximately $48 million charge related to the write-off of the Lees tradename that were recorded in the prior year.

Flooring ROW segment—Operating income was $245.2 million (16.0% of segment net sales) for the nine months ended September 30, 2017 reflecting a decrease of $17.2 million compared to operating income of $262.4 million (18.0% of segment net sales) for the nine months ended October 1, 2016. The decrease in operating income was primarily attributable to higher input costs of approximately $56 million, including increased material costs of approximately $54 million, the net impact of unfavorable exchange rates of approximately $9 million, approximately $7 million of costs associated with investments in new product development, sales personnel, and marketing,and approximately $17 million in decreased sales volumes, primarily attributable to lower patent revenue. These decreases in operating income were partially offset by savings from capital investments and cost reduction initiatives of approximately $30 million, and the favorable net impact of price and product mix of approximately $45 million.

Interest expense

Interest expense was $23.9 million for the nine months ended September 30, 2017, reflecting a decrease of $8.2 million compared to interest expense of $32.1 million for the nine months ended October 1, 2016. The decrease was primarily attributable to a shift in the Company's borrowings to lower interest rate instruments.

Other expense, net

Other expense was unchanged at $1.5 million for the nine months ended September 30, 2017 and October 1, 2016. The increased unfavorable impact of foreign exchange rates on transactions in the current year was offset by a charge for the release of an indemnification receivable in the prior year.

Income tax expense

For the nine months ended September 30, 2017, the Company recorded income tax expense of $251.6 million on earnings before income taxes of $985.4 million for an effective tax rate of 25.5%, as compared to an income tax expense of $242.1 million on earnings before income taxes of $941.1 million, for an effective tax rate of 25.7% for the nine months ended October 1, 2016. The difference in the effective tax rate for the comparative period is due to the geographic dispersion of earnings and losses for the periods.

Liquidity and Capital Resources

The Company’s primary capital requirements are for working capital, capital expenditures and acquisitions. The Company’s capital needs are met primarily through a combination of internally generated funds, commercial paper, bank credit lines, term and senior notes and credit terms from suppliers. As of September 30, 2017, the Company had a total of $575.9 million available under its 2015 Senior Credit Facility and $500.0 million under its Securitization Facility.

Net cash provided by operating activities in the first nine months of 2017 was $874.2 million, compared to net cash provided by operating activities of $1,000.3 million in the first nine months of 2016. The decrease of $126.1 million in 2017 was primarily attributable to changes in working capital. These changes in working capital reflect normal fluctuations relative to the timing and nature of these transactions.

Net cash used in investing activities in the first nine months of 2017 was $905.4 million compared to net cash used in investing activities of $460.8 million in the first nine months of 2016. The increase was primarily due to acquisitions in the current year of $250.8 million. Also, capital expenditures increased by $193.9 million to $654.6 million in the current year. The Company continues to invest to optimize sales and profit growth this year and beyond with product expansion and cost reduction projects in the business. Capital spending during the remainder of 2017 is expected to exceed $200 million, resulting in the full year spending being approximately $900 million.

Net cash used in financing activities in the first nine months of 2017 was $23.3 million compared to net cash used in financing activities of $516.9 million in the nine months of 2016. The change in cash used in financing is primarily attributable to the issuance and sale of $357.6 million in Floating Rate Notes in the current year and the repayment of senior notes of $645.6 million in the prior year, partially offset by decreased borrowings in the current year.

Senior Credit Facility

On March 26, 2015, the Company amended and restated its 2013 Senior Credit Facility increasing its size from $1,000.0 million to $1,800.0 million and extending the maturity from September 25, 2018 to March 26, 2020 (as amended and restated, the "2015 Senior Credit Facility"). The 2015 Senior Credit Facility eliminated certain provisions in the 2013 Senior Credit Facility, including those that: (a) accelerated the maturity date to 90 days prior to the maturity of senior notes due in January 2016 if certain specified liquidity levels were not met; and (b) required that certain subsidiaries guarantee the Company's obligations if the Company’s credit ratings fell below investment grade. The 2015 Senior Credit Facility also modified certain negative covenants to provide the Company with additional flexibility, including flexibility to make acquisitions and incur additional indebtedness. On March 1, 2016, the Company amended the 2015 Senior Credit Facility to, among other things, carve out from the general limitation on subsidiary indebtedness the issuance of Euro-denominated commercial paper notes by subsidiaries. Additionally, at several points in 2016, the Company extended the maturity date of the 2015 Senior Credit Facility from March 26, 2020 to March 26, 2021. In the first half of 2017, the Company amended the 2015 Senior Credit Facility to extend the maturity date from March 26, 2021 to March 26, 2022.

At the Company's election, revolving loans under the 2015 Senior Credit Facility bear interest at annual rates equal to either (a) LIBOR for 1, 2, 3 or 6 month periods, as selected by the Company, plus an applicable margin ranging between 1.00% and 1.75% (1.125% as of September 30, 2017), or (b) the higher of the Wells Fargo Bank, National Association prime rate, the Federal Funds rate plus 0.5%, or a monthly LIBOR rate plus 1.0%, plus an applicable margin ranging between 0.00% and 0.75% (0.125% as of September 30, 2017). The Company also pays a commitment fee to the lenders under the 2015 Senior Credit Facility on the average amount by which the aggregate commitments of the lenders' exceed utilization of the 2015 Senior Credit Facility ranging from 0.10% to 0.225% per annum (0.125% as of September 30, 2017). The applicable margins and the commitment fee are determined based on whichever of the Company's Consolidated Net Leverage Ratio or its senior unsecured debt rating (or if not available, corporate family rating) results in the lower applicable margins and commitment fee (with applicable margins and the commitment fee increasing as that ratio increases or those ratings decline, as applicable).

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

As of September 30, 2017, amounts utilized under the 2015 Senior Credit Facility included $18.1 million of borrowings and $55.7 million of standby letters of credit related to various insurance contracts and foreign vendor commitments. The outstanding borrowings of $1,150.4 million under the Company's U.S. and European commercial paper programs as of September 30, 2017 reduce the availability of the 2015 Senior Credit Facility. Including commercial paper borrowings, the Company has utilized $1,224.1 million under the 2015 Senior Credit Facility resulting in a total of $575.9 million available as of September 30, 2017.

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

The proceeds from the issuance of commercial paper notes will be available for general corporate purposes. As of September 30, 2017, there was $122.0 million outstanding under the U.S. program, and the euro equivalent of $1,028.4 million was outstanding under the European program. The weighted-average interest rate and maturity period for the U.S. program were 1.37% and 5.36 days, respectively. The weighted average interest rate and maturity period for the European program were (0.19)% and 25.32 days, respectively.

Senior Notes

On September 11, 2017, Mohawk Capital Finance S.A. (“Mohawk Finance”), an indirect wholly-owned finance subsidiary of the Company, completed the issuance and sale of €300.0 million aggregate principal amount of its Floating Rate Notes due September 11, 2019 ("Floating Rate Notes"). The Floating Rate Notes are senior unsecured obligations of Mohawk Finance and rank pari passu with all of Mohawk Finance’s other existing and future senior unsecured indebtedness. The Floating Rate Notes are fully, unconditionally and irrevocably guaranteed by the Company on a senior unsecured basis. These notes bear interest at a rate per annum, reset quarterly, equal to three-month EURIBOR plus 0.3% (but in no event shall the interest rate be less than zero). Interest on the Floating Rate Notes is payable quarterly on September 11, December 11, March 11, and June 11 of each year. Mohawk Finance paid financing costs of $0.8 million in connection with the Floating Rate Notes. These costs were deferred and are being amortized over the term of the Floating Rate Notes. As defined in the related agreements, the Floating Rate Notes contain covenants, representations and warranties and events of default, subject to exceptions, and restrictions on the Company’s financial and business operations, including limitations on liens, restrictions on entering into sale and leaseback transactions, fundamental changes, and a provision allowing the holder of the Floating Rate Notes to require repayment upon a change of control triggering event.

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

Under the terms of the Securitization Facility, certain subsidiaries of the Company sell at a discount certain of their trade accounts receivable (the “Receivables”) to Mohawk Factoring, LLC (“Factoring”) on a revolving basis. Factoring is a wholly owned, bankruptcy remote subsidiary of the Company, meaning that Factoring is a separate legal entity whose assets are available to satisfy the claims of the creditors of Factoring only, not the creditors of the Company or the Company’s other subsidiaries.  To fund such purchases, Factoring may borrow up to $500.0 million based on the amount of eligible Receivables owned by Factoring, and Factoring has granted a security interest in all of such Receivables to the third-party lending group as collateral for such borrowings.  Amounts loaned to Factoring under the Securitization Facility bear interest at LIBOR plus an applicable margin of 0.70% per annum. Factoring also pays a commitment fee at a per annum rate of 0.30% on the unused amount of each lender’s commitment. As of September 30, 2017, there were no amounts utilized under the Securitization Facility.

The Company may continue, from time to time, to retire its outstanding debt through cash purchases in the open market, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amount involved may be material.

As of September 30, 2017, the Company had cash of $84.5 million, of which $74.4 million was held outside the United States. While the Company’s plans are to permanently reinvest the cash held outside the United States, the estimated cost of repatriation for the cash as of September 30, 2017 was approximately $26.0 million. The Company believes that its cash and cash equivalents on hand, cash generated from operations and availability under its existing credit facilities will be sufficient to meet its capital expenditure, working capital and debt servicing requirements over the next twelve months.

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

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of September 30, 2017.

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

As of September 30, 2017, approximately 44% of the Company's debt portfolio was comprised of fixed-rate debt and 56% was floating-rate debt. A 1.0 percentage point increase in the interest rate of the floating-rate debt would have resulted in an increase in interest expense of $3.8 million and $11.4 million for the three and nine months ended September 30, 2017, respectively. There have been no other significant changes to the Company’s exposure to market risk as disclosed in the Company’s 2016 Annual Report filed on Form 10-K.

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

Alabama Municipal Litigation

In September 2016, the Water Works and Sewer Board of the City of Gadsden, Alabama (the “Gadsden Water Board”) filed an individual complaint in the Circuit Court of Etowah County, Alabama against certain manufacturers, suppliers and users of chemicals containing perfluorinated compounds, including the Company. On October 26, 2016, the defendants removed the case to the United States District Court for the Northern District of Alabama, Middle Division, alleging diversity of citizenship and fraudulent joinder.  The Gadsden Water Board filed a motion to remand the case back to the state court and the defendants opposed the Gadsden Water Board’s motion.  The federal court recently granted Gadsden Water Board's motion for remand. On October 24, 2017, the Company appealed the federal court's determination that co-defendant Industrial Chemicals, Inc. ("ICI") was properly joined as a party to the case. ICI's presence in the case deprives the federal court of jurisdiction over the case.

In May, 2017, the Water Works and Sewer Board of the Town of Centre, Alabama (the “Centre Water Board”) filed a very similar complaint to the Gadsden Water Board complaint in the Circuit Court of Cherokee County. On June 19, 2017, the defendants removed this case to the United States District Court for the Northern District of Alabama, Middle Division, again alleging diversity of citizenship and fraudulent joinder. The Centre Water Board filed a motion to remand the case back to state court. The defendants opposed the Centre Water Board’s motion, and the parties await a ruling from the federal court on the motion to remand.

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

The Company intends to pursue all available defenses related to these matters.  The Company does not believe that the ultimate outcomes of these cases will have a material adverse effect on its financial condition, but there can be no assurances at this stage that the outcomes will not have a material adverse effect on the Company’s results of operations, liquidity or cash flows in a given period.  Furthermore, the Company cannot predict whether any additional civil or regulatory actions against it may arise from the allegations in this matter.

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

The deadlines for stockholders to submit proposals and nominations of directors for the 2018 annual meeting of stockholders as set forth in the Company’s most recent proxy statement are incorrect.  The corrected dates are set forth below:

Any proposal that a stockholder desires to include in the Company’s proxy statement for presentation at the 2018 annual meeting must be received by the Company at Mohawk Industries, Inc., P.O. Box 12069, 160 South Industrial Boulevard, Calhoun, Georgia 30701, Attention: Secretary, on or before December 7, 2017 and must comply with the requirements of SEC Rule 14a-8. In addition, any stockholder who intends to present a director nomination or other proposal at the 2018 annual meeting, other than through inclusion in the Company’s proxy statement pursuant to SEC Rule 14a-8, must provide the Company with advance notice of such nomination or other stockholder proposal no earlier than December 7, 2017, and no later than February 20, 2018, and provide all of the information specified under the Company’s bylaws. A copy of the Company’s bylaws may be obtained by written request at Mohawk Industries, Inc., P.O. Box 12069, 160 South Industrial Boulevard, Calhoun, Georgia 30701, Attention: Secretary.

Item 6.	Exhibits

No.	Description

10.1*
Indenture, dated as of September 11, 2017, by and among Mohawk Capital Finance S.A., as issuer, Mohawk Industries, Inc., as parent guarantor and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 11, 2017).

10.2*
First Supplemental Indenture, dated as September 11, 2017, by and among Mohawk Capital Finance S.A., as issuer, Mohawk Industries, Inc., as parent guarantor, U.S. Bank National Association, as trustee, initial registrar and transfer agent and Elavon Financial Services DAC, UK Branch, as initial paying agent and calculation agent (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 11, 2017).

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

MOHAWK INDUSTRIES, INC.
(Registrant)

Dated:	November 3, 2017	By:	/s/ Jeffrey S. Lorberbaum
JEFFREY S. LORBERBAUM
Chairman and Chief Executive Officer
(principal executive officer)

Dated:	November 3, 2017	By:	/s/ Frank H. Boykin
FRANK H. BOYKIN
Chief Financial Officer
(principal financial officer)