Form 10-K
period 2017-12-31
MOHAWK INDUSTRIES INC
filed 2018-02-28
CIK 851968

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[Mark One]

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number
01-13697
MOHAWK INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-1604305
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

160 S. Industrial Blvd., Calhoun, Georgia	30701
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (706) 629-7721
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	New York Stock Exchange
Floating Rate Notes due 2019	New York Stock Exchange
2.000% Senior Notes due 2022	New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act    Yes  ☐    No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the Common Stock of the Registrant held by non-affiliates (excludes beneficial owners of more than 10% of the Common Stock) of the Registrant (61,780,545 shares) on June 30, 2017 (the last business day of the Registrant’s most recently completed fiscal second quarter) was $14,931,739,921. The aggregate market value was computed by reference to the closing price of the Common Stock on such date.
Number of shares of Common Stock outstanding as of February 26, 2018: 74,425,467 shares of Common Stock, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the 2018 Annual Meeting of Stockholders-Part III.

PART I

Item 1.	Business

General

Mohawk Industries, Inc. (“Mohawk” or the “Company”) is a leading global flooring manufacturer that creates products to enhance residential and commercial spaces around the world. The Company's vertically integrated manufacturing and distribution processes provide competitive advantages in carpet, rugs, ceramic tile, laminate, wood, stone, luxury vinyl tile (“LVT”) and vinyl flooring. The Company's industry-leading innovation develops products and technologies that differentiate its brands in the marketplace and satisfy all flooring related remodeling and new construction requirements. The Company's brands are among the most recognized in the industry and include American Olean®, Daltile®, Durkan®, IVC®, Karastan®, Marazzi®, Mohawk®, Pergo®, Quick-Step® and Unilin®. The Company has transformed its business from an American carpet manufacturer into the world's largest flooring company with operations in Australia, Brazil, Canada, Europe, India, Malaysia, Mexico, New Zealand, Russia and the United States. The Company had annual net sales in 2017 of $9.5 billion. Approximately 63% of this amount was generated by sales in the United States and approximately 37% was generated by sales outside the United States. The Company has three reporting segments, Global Ceramic, Flooring North America ("Flooring NA") and Flooring Rest of the World ("Flooring ROW") with net sales in 2017 representing 36%, 42% and 22%, respectively, of the total. Selected financial information for the three segments, geographic net sales and the location of long-lived assets are set forth in Note 15-Segment Reporting.

The Global Ceramic segment designs, manufactures, sources, distributes and markets a broad line of ceramic, porcelain and natural stone tile products used for wall and floor applications in residential and commercial channels for both remodeling and new construction.  In addition, the Global Ceramic segment manufactures, sources, and distributes other tile related products, including natural stone, quartz and porcelain slab countertops. The Global Ceramic segment markets and distributes its products under various brands, including the following brand names:  American Olean, Daltile, EmilGroup®, KAI, Kerama Marazzi, Marazzi, and Ragno® which it sells through independent distributors, home centers, floor covering retailers, ceramic specialists, commercial contractors and commercial end users. The Global Ceramic segment operations are vertically integrated from the production of raw material for body and glaze preparation to the manufacturing and distribution of ceramic and porcelain tile.

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

The Flooring ROW segment designs, manufactures, sources and distributes laminate, hardwood flooring, and vinyl flooring products, including LVT, as well as roofing elements, insulation boards, medium-density fiberboard ("MDF"), and chipboards, used in the residential and commercial markets for both remodeling and new construction. In addition, the Flooring ROW segment licenses certain patents related to flooring manufacturers throughout the world. The Flooring ROW segment markets and distributes its flooring products under various brands, including the following brand names: Balterio®, IVC, Moduleo®, Pergo, Quick-Step, Unilin and Xtratherm, which it sells through retailers, wholesalers, independent distributors and home centers.

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

Strengths

Market Position

Mohawk’s fashionable and innovative products, successful participation in all sales channels, creative marketing programs and extensive sales resources have enabled the Company to build market leadership positions in multiple geographies, primarily North America, Europe and Russia, as well as exports products to more than 160 countries. In North America, Mohawk’s largest marketplace, the Company has leveraged its brands, breadth of offering and award-winning merchandising to build strong positions across all of its product categories. In Europe and Russia, similar advantages have supported market leadership in ceramic, premium laminate and sheet vinyl. The Company also has assumed a strong position in the fast-growing LVT market on both sides of the Atlantic following the 2015 acquisition of IVC and subsequent investments to expand production in both North America and Europe.

Product Innovation

Mohawk drives performance through product innovation and improvements across all categories. In ceramic, this includes proprietary Reveal Imaging® printing that replicates the appearance of other surfaces, such as long planks with the visuals and texture of natural wood as well as tiles that mimic natural stone, cement, textiles and other alternatives. In carpet, exclusive fiber technologies include the unique bio-based SmartStrand® and its brand extensions that represented the first super soft stain resistant products on the market and the patented ContinuumTM process that adds bulk and softness to polyester fiber, differentiating the Company’s products in this fast growing component of the carpet market. These fiber advantages have been extended into the Company’s rug production, as well, adding luxurious feel and performance enhancements to the Company’s design leadership. In laminate, the Company’s installation technology revolutionized the category, and the Company continues to deliver new innovations with more realistic visuals and surface embossing in register that precisely recreates the appearance of wood. In hardwood flooring, the Company is introducing longer and wider planks in increasingly popular engineered wood collections, as well as introducing more fashion-forward stains, finishes and surface protection. The Company’s vinyl offerings reflect significant investments in leading-edge technology that yield incredibly realistic reproductions of stone, wood and other materials with embossed finishes that accentuate the beauty of the products.

Operational Excellence

Mohawk’s highly efficient manufacturing and distribution assets serve as the foundation for successful growth. By leveraging continuous process improvement and automation, the Company’s operations drive innovation, quality and value. Through its commitment to sustainability practices, the Company has also optimized natural resources and raw materials. Since 2013, the Company has invested approximately $3 billion to expand capacity, introduce differentiated new products and improve efficiencies. In particular, the Company’s capital investments have improved recently acquired businesses by upgrading their product offerings, expanding their distribution and improving their productivity. For more than a decade, Mohawk's training and development programs have been ranked among the best in the country by Training magazine, and Forbes designated Mohawk as one of the Best Large U.S. Employers in 2016 and 2017.

Sustainability

The Company believes that it is the industry leader in sustainable products and processes. The Company’s extensive use of recycled content in its products includes the annual use of over 5.5 billion plastic bottles to create polyester carpet fiber and more than 25 million pounds of tires to produce decorative crumb rubber mats. In all, the Company diverts more than 7 billion pounds of waste from landfills each year, with 44 of the Company’s manufacturing sites internally certified as Zero Process Waste to Landfill facilities. The Company’s commitment to sustainability extends beyond its products to resource utilization, including a 277 million gallon reduction in water use since 2015, lower greenhouse gas emissions and increased energy efficiency. The Company also produces energy through solar panels, windmills and a waste to energy program using scrap material. The Company’s commitment to safety and wellness helps to retain a talented workforce. The Company currently operates 17 on-site, near-site or virtual Healthy Life Centers to assist employees with management of chronic conditions as well as the treatment of acute illness. The Company’s annual sustainability report details these and other initiatives and may be accessed at mohawksustainability.com.

Sales and Distribution

Global Ceramic Segment

The Global Ceramic segment designs, markets, manufactures, distributes and sources a broad line of ceramic tile, porcelain tile and natural stone products, including natural stone, quartz and porcelain slab countertops. Products are distributed through various distribution channels including independent distributors, home centers, Company-operated service centers and stores, ceramic specialists, commercial contractors, and directly to commercial end users. The business is organized to address the specific customer needs of each distribution channel with dedicated sales forces that support the various channels.

The Company provides customers with one of the ceramic tile industry’s broadest product lines—a complete selection of glazed floor tile, glazed wall tile, mosaic tile, porcelain tile, quarry tile, stone products, porcelain slab countertops, and installation products. In addition to products manufactured by the Company’s ceramic tile business, the Company also sources products from other manufacturers to enhance its product offering.

The Global Ceramic segment markets its products under the American Olean, Dal-Tile®, EmilGroup®, KAI, Kerama Marazzi, Marazzi and Ragno brand names. These brands are supported by a fully integrated marketing program, displays, merchandising boards, literature, catalogs and internet websites. Innovative design, quality and response to changes in customer preference enhances recognition in the marketplace. The Company is focused on sales growth opportunities through innovative products and programs in both the residential and commercial channels for both remodeling and new construction.

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

The Company has positioned its brand names across all price ranges. Horizon, IVC, Karastan, Mohawk, Pergo, Portico, SmartStrand and Quickstep are positioned to sell in the residential flooring markets. Aladdin Commercial, Mohawk Group and Karastan Contract are positioned to sell in the commercial market, which is made up of corporate office space, education institutions, healthcare facilities, retail space and government facilities. The Company also sells into the commercial hospitality space for hotels and restaurants using its Durkan brand.
The segment’s sales forces are generally organized by sales channels in order to best serve each type of customer. Product delivery to independent dealers is done predominantly on Mohawk trucks operating from strategically positioned warehouses and cross-docks that receive inbound product directly from the Company's manufacturing operations.

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

The Flooring ROW segment markets and sells laminate, hardwood and vinyl flooring products under the Balterio, IVC, Magnum, Moduleo, Pergo and Quick-Step brands. The Flooring ROW segment also sells private label laminate, hardwood and vinyl flooring products. The Company believes Quick-Step and Pergo are leading brand names in the European flooring industry. In addition, the Flooring ROW segment markets and sells insulation boards, roof panels, MDF and chipboards in Europe under the Unilin and Xtratherm brands. The segment also licenses its intellectual property to flooring manufacturers throughout the world.

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

The Company actively participates in cause marketing partnerships with such well known programs as Susan G. Komen® (breast cancer research), Habitat for Humanity® (housing for low income families), HomeAid® (housing for homeless families) and Operation Finally Home® (housing for disabled veterans), which include both traditional media partnerships as well as promotional events generating national press coverage. The Company also sponsors a European cycling team to promote its Quick-Step brand through logo placements and use of the team in its advertising and point-of-sale displays.

The Company introduces new products, merchandising and marketing campaigns through participation in regional, national and international trade shows as well as exclusive dealer conventions. The Company supports sales with its retail customers through cooperative advertising programs that extend the reach of the Company’s promotion as well as with innovative merchandising displays that highlight the Company’s differentiated products and provide samples to consumers. The cost of providing merchandising displays, product samples, and point of sale promotional marketing, is partially recovered by the purchase of these items by the Company's customers.

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

Inputs and Suppliers

Global Ceramic Segment

The principal raw materials used in the production of ceramic tile are clay, talc, industrial minerals and glazes. The Company has long-term clay mining rights in North America, Russia and Bulgaria that satisfy a portion of its clay requirements for producing tile. The Company also purchases a number of different grades of clay for the manufacture of its tile. Glazes are used on a significant percentage of manufactured tiles. Glazes consist of frit (ground glass), zircon, stains and other materials, with frit being the largest ingredient. The Company manufactures a significant amount of its frit requirements. The Company believes that there is an adequate supply of all grades of clay, talc and industrial minerals that are readily available from a number of independent sources. If these suppliers were unable to satisfy the Company's requirements, the Company believes that alternative supply arrangements would be available.

Flooring NA Segment

The principal raw materials used in the production of carpet and rugs are polypropelene, polyester, triexta, nylon, caprolactam, recycled post-consumer plastics, synthetic backing materials, latex and various dyes and chemicals, the majority of which are petroleum based. The Company uses wood chips, wood veneers, lumber, paper and resins in its production of laminate and hardwood products. In its vinyl flooring operations, the Company uses glass fiber, plasticizers and pvc resins. Major raw materials used in the Company’s manufacturing process are available from independent sources and the Company obtains most of its raw materials from major suppliers providing inputs to each major product category. If these suppliers were unable to satisfy the requirements, the Company believes that alternative supply arrangements would be available. Although the market for raw materials is sensitive to temporary disruptions, the North American flooring industry has not experienced a significant shortage of raw materials in recent years.

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

Industry and Competition

The Company is the largest flooring manufacturer in a fragmented industry composed of a wide variety of companies from small privately held firms to large multinationals. In 2016, the U.S. floor covering industry reported $24.5 billion in sales, up approximately 4.4% over 2015's sales of $23.4 billion. In 2016, the primary categories of flooring in the U.S., based on sales, were carpet and rugs (47.1%), resilient (includes vinyl and LVT) and rubber (15%), hardwood (14.9%), ceramic tile (13.4%), stone (5.7%) and laminate (3.9%). In 2016, the primary categories of flooring in the U.S., based on square feet, were carpet and rugs (52.8%), resilient (includes vinyl and LVT) and rubber (19.7%), ceramic tile (13.7%), hardwood (7.8%), laminate (4.6%) and stone (1.5%).  Each of these categories is influenced by the residential construction, commercial construction, and residential and commercial remodeling markets. These markets are influenced by many factors including changing consumer preferences, consumer confidence, spending for durable goods, interest rates, inflation, availability of credit, turnover in housing and the overall strength of the economy.

The principal methods of competition within the floor covering industry generally are product innovation, style, quality, price, performance technology and service. In each of the markets, price and market coverage are particularly important when competing among product lines. The Company actively seeks to differentiate its products in the marketplace by introducing innovative products with premium features that provide a superior value proposition. The Company’s investments in manufacturing technology, computer systems and distribution network, as well as the Company’s marketing strategies and resources, contribute to its ability to compete on the basis of performance, quality, style and service, rather than price.

Global Ceramic Segment

Globally, the ceramic tile industry is significantly fragmented. Certain regions around the world have established sufficient capacity to allow them to meet domestic needs in addition to exporting product to other markets where their design and/or technical advantages may drive consumer preferences. Some mature markets have seen industry consolidation driven by mergers and acquisitions, however most markets are comprised of many relatively small manufacturers all working with similar technologies, raw materials and designs. During 2016, the estimated global capacity for ceramic tile was 135 billion square feet, with selling prices varying widely based on a variety of factors, including supply within the market, materials used, size, shape and design. While the Company operates ceramic manufacturing facilities in seven countries, the Company has leveraged advantages in technology, design, brand recognition and marketing to extend exports of its products to approximately 160 countries. As a result of this global sales strategy, the Company faces competition in the ceramic tile market from a large number of foreign and domestic manufacturers, all of which compete for sales of ceramic tile to customers through multiple residential and commercial channels. The Company believes it is the largest manufacturer, distributor and marketer of ceramic tile in the world. The Company also believes it is the largest manufacturer, distributor and marketer of ceramic tile in specific markets, including the U.S., Europe and Russia. The Company has leveraged the advantages of its scale, product innovation and unique designs in these markets to solidify its leadership position, however the Company continues to face pressures in these markets from imported ceramic products as well as alternate flooring categories.

Flooring NA Segment

The North American flooring industry is highly competitive with an increasing variety of product categories, shifting consumer preferences and pressures from imported products, particularly in the rug and hard surface categories. Based on industry publications, the U.S. flooring industry for carpet and rug in 2016 had market sales in excess of $11.5 billion of the overall $24.5. billion market. The Company believes it is the largest producer of rugs and the second largest producer of carpet in the world based on its 2016 net sales. The Company differentiates its carpet and rug products in the market place through proprietary fiber systems, state-of-the-art manufacturing technologies and unique styling as well as leveraging the strength of some of the oldest and best known brands in the industry. The Company also believes it is the largest manufacturer and distributor of laminate flooring in the U.S. as well as one of the largest manufacturers and distributors of solid and engineered hardwood flooring.  The Company’s leading position in laminate flooring is driven by the strength of its premium brands as well as technical innovations such as realistic visuals, beveled edges, deeply embossed in register surfaces and patented installation technologies. The U.S. resilient industry is highly competitive and according to industry publications, grew over 18% in 2016. Based on industry publications, the U.S. flooring industry for LVT and sheet vinyl in 2016 had market sales of $3.4 billion of the overall flooring market. The Company believes that it is one of the largest manufacturers and distributors of LVT and sheet vinyl in the U.S. The Company’s sheet vinyl operations produce fiberglass backed products, which have proven more popular with consumers in the past several years.

Flooring ROW Segment

The Company faces competition in the non-U.S. laminate, hardwood, LVT and sheet vinyl flooring business from a large number of domestic manufacturers as well as pressures from imports. The Company believes it is one of the largest manufacturers and distributors of laminate flooring in the world, with a focus on high-end products, which the Company supplies under some of the best known and most widely marketed brands in the region. In addition, the Company believes it has a competitive advantage in the laminate flooring market as a result of the Company’s industry-leading visuals and embossed in register surfaces as well as patented installation technologies, all of which allow the Company to distinguish its products in the areas of design, quality, installation and assembly. In hardwood flooring, the Company has extended the strength of its well-known laminate brands and its installation technology to add value to its wood collections. The Company faces competition in the non-U.S. vinyl flooring channel from a large number of domestic and foreign manufacturers, but believes it has a competitive advantage in the LVT and sheet vinyl market due to industry-leading design, patented technologies, brand recognition and vertical integration. The Company has elevated the performance of its sheet vinyl collections and is now aggressively placing the product in commercial applications. The Company has also extended the reach of its distribution by acquiring national distributors in the U.K., Australia and New Zealand. Through a 2015 acquisition, the Company has extended its insulation panel business to the U.K. and Ireland while expanding sales in its core Benelux Region.

Patents and Trademarks

Intellectual property is important to the Company’s business and the Company relies on a combination of patent, copyright, trademark and trade secret laws to protect its interests.

The Company uses several trademarks that it considers important in the marketing of its products, including American Olean, Daltile, Durkan, EmilGroup®, IVC, Karastan, Marazzi, Moduleo, Mohawk, Pergo, Quick-Step and Unilin. These trademarks represent innovations that highlight competitive advantages and provide differentiation from competing brands in the market.

The Flooring ROW segment owns a number of patent families in Europe and the U.S. some of which the Company licenses to manufacturers throughout the world. The most important of these patent families is the UNICLIC family, which include the snap, pretension and clearance patents. Most of the UNICLIC family of patents expired in 2017. While the Company continues to explore additional opportunities to generate revenue from its patent portfolio, including in applications for LVT, only a portion of the licensing earnings will be retained following the expiration of the UNICLIC patents.

Sales Terms and Major Customers

The Company’s sales terms are substantially the same as those generally available throughout the industry. The Company generally permits its customers to return products purchased from it within specified time periods from the date of sale, if the customer is not satisfied with the quality of the product.

During 2017, no single customer accounted for more than 10% of total net sales and the top 10 customers accounted for less than 20% of the Company’s net sales. The Company believes the loss of one major customer would not have a material adverse effect on its business.

Employees

As of December 31, 2017, the Company employed approximately 38,800 persons consisting of approximately 21,000 in the United States, approximately 8,900 in Europe, approximately 4,000 in Mexico, approximately 3,900 in Russia and approximately 1,000 in various other countries. The majority of the Company’s European, Russian and Mexican manufacturing employees are members of unions. Less than 1% of the Company’s U.S. employees are party to a collective bargaining agreement. Additionally, the Company has not experienced any major strikes or work stoppages in recent years. The Company believes that its relations with its employees are good.

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

The impact of recent tax reforms on the Company's results of operations is uncertain.

In December of 2017, the U.S. and Belgium enacted tax reforms for corporate taxpayers. The U.S. Tax Cuts and Jobs Act ("TCJA") is the most significant and complex change to the U.S. tax law in more than 30 years. The TCJA contains significant changes, including reduction of the corporate tax rate from 35% to 21%, a one-time mandatory taxation of offshore accumulated earnings regardless of whether they are repatriated, limitation of the deduction for interest expense, additional taxes on the future income of the Company’s foreign subsidiaries and modifying or repealing many business deductions and credits. For the year ended December 31, 2017, the Company recorded a net provisional tax expense of $45.2 million representing the best current estimate of the impact of the TCJA and related transactions. With respect to the Belgian legislation, the most significant provisions were the reduction of the corporate income tax rate from 33.99% to 29.58% for January 1, 2018 and January 1, 2019, respectively, with a further reduction to 25% effective January 1, 2020, an annual limitation on the utilization of net operating losses, and creation of a consolidated corporate income tax regime. As a result of the Belgian reform, the Company recorded a net tax benefit of $44.4 million for the year ended December 31, 2017. The Company will continue to evaluate the interpretations and future guidance related to the tax reforms to determine the impact on the Company’s tax determinations and results for future periods.

The floor covering industry is sensitive to changes in general economic conditions, such as consumer confidence, income and spending, corporate and government spending, interest rate levels, availability of credit and demand for housing. Significant or prolonged declines in the U.S. or global economies could have a material adverse effect on the Company’s business.

Downturns in the U.S. and global economies, negatively impact the floor covering industry and the Company’s business. During times of economic uncertainty or decline, end consumers tend to spend less on remodeling their homes, which is how the Company derives a majority of its sales. Likewise new home construction - and the corresponding need for new flooring materials - tends to slow down during recessionary periods. Although the difficult economic conditions have improved in the U.S., European and other markets, there may be additional downturns that could cause the industry to deteriorate in the foreseeable future. A significant or prolonged decline in residential or commercial remodeling or new construction activity could have a material adverse effect on the Company’s business and results of operations.

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

The floor covering industry is highly competitive. The Company faces competition from a number of manufacturers and independent distributors. Maintaining the Company’s competitive position may require substantial investments in the Company’s product development efforts, manufacturing facilities, distribution network and sales and marketing activities. Competitive pressures may also result in decreased demand for the Company’s products or force the Company to lower prices. Moreover, fluctuations in currency exchange rates and input costs may contribute to more attractive pricing for imports that compete with the Company’s products, which may put pressure on the Company’s pricing.  Any of these factors could have a material adverse effect on the Company’s business.

Changes in the global economy could affect the Company’s overall availability and cost of credit.

A downturn in the U.S. or global economies could impact the Company’s ability to obtain financing in the future, including any financing necessary to refinance existing indebtedness. The cost and availability of credit during uncertain economic times could have a material adverse effect on the Company’s financial condition.

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

On March 26, 2015, the Company entered into a $1,800 million, senior revolving credit facility (the "2015 Senior Credit Facility"). As of December 31, 2017, the amount utilized under the 2015 Senior Credit Facility, including the commercial paper issuance, was $1,259.0 million resulting in a total of $541.0 million available. The amount utilized included $1,140.6 million of commercial paper issued, $62.1 million of direct borrowings, and $56.3 million of standby letters of credit related to various insurance contracts and foreign vendor commitments.

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

Additionally, the Company's credit facilities include certain affirmative and negative covenants that impose restrictions on the Company’s financial and business operations, including limitations on liens, indebtedness, fundamental changes, asset dispositions, dividends and other similar restricted payments, transactions with affiliates, payments and modifications of certain existing debt, future negative pledges, and changes in the nature of the Company’s business. In addition, the 2015 Senior Credit Facility requires the Company to maintain a Consolidated Interest Coverage Ratio of at least 3.0 to 1.0 and a Consolidated Net Leverage Ratio of no more than 3.75 to 1.0. A failure to comply with the obligations contained in our current or future credit facilities or indentures relating to our outstanding public debt could result in an event of default or an acceleration of debt under other instruments that may contain cross-acceleration or cross-default provisions. We cannot be certain that we would have, or be able to obtain, sufficient funds to make these accelerated payments.

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

The Company has significant operations in emerging markets, including eastern Europe, Malaysia, Mexico and Russia, and therefore has exposure to doing business in potentially unstable areas of the world.

Operations in emerging markets are subject to greater risk than more developed markets, including in some cases significant legal, economic and political risks. Market conditions and the political structures that support them are subject to rapid change in these economies, and the Company may not be able to react quickly enough to protect its assets and business operations. In particular, developing markets in which the Company operates may be characterized by one or more of the following:

•	complex and conflicting laws and regulations, which may be inconsistently or arbitrarily enforced;

•	high incidences of corruption in state regulatory agencies;

•	volatile inflation;

•	widespread poverty and resulting political instability;

•	compliance with laws governing international relations, including U.S. laws that relate to sanctions and corruption;

•	immature legal and banking systems;

•	uncertainty with respect to title to real and personal property;

•	underdeveloped infrastructure;

•	heavy state control of natural resources and energy supplies;

•	state ownership of transportation and supply chain assets;

•	high protective tariffs and inefficient customs processes; and

•	high crime rates.

Changes in any one or a combination of these factors could have a material adverse effect on the Company’s business.

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

The profit margins of certain of the Company’s businesses, particularly the Company’s laminate flooring business, depend in part upon the Company’s ability to obtain, maintain and license proprietary technology used in the Company’s principal product families. The Company has obtained a number of patents relating to the Company’s products and associated methods and has filed applications for additional patents, including the UNICLIC and Pergo family of patents, which protect its interlocking laminate flooring technology. The majority of the Uniclic patents expired in 2017. The Company continues to develop new sources of revenue that may partially offset the expiration of its revenue-producing patents. The failure to develop alternative revenues could have a material adverse effect on the Company's business.

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

The business, regulatory and political environments in these countries differ from those in the U.S. The Company’s international sales, operations and investments are subject to risks and uncertainties, including:

•	changes in foreign country regulatory requirements;

•	differing business practices associated with foreign operations;

•	various import/export restrictions and the availability of required import/export licenses;

•	imposition of foreign or domestic tariffs and other trade barriers;

•	foreign currency exchange rate fluctuations;

•	differing inflationary or deflationary market pressures;

•	foreign country tax rules, regulations and other requirements, such as changes in tax rates and statutory and judicial interpretations in tax laws;

•	differing labor laws and changes in those laws;

•	work stoppages and disruptions in the shipping of imported and exported products;

•	government price controls;

•	extended payment terms and the inability to collect accounts receivable;

•	potential difficulties repatriating cash from non-U.S. subsidiaries; and

•	compliance with laws governing international relations, including those U.S. laws that relate to sanctions and corruption.

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

Forward-Looking Information

Certain of the statements in this Form 10-K, particularly those anticipating future performance, business prospects, growth and operating strategies, and similar matters, and those that include the words “could,” “should,” “believes,” “anticipates,” “expects” and “estimates” or similar expressions constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For those statements, Mohawk claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. There can be no assurance that the forward-looking statements will be accurate because they are based on many assumptions, which involve risks and uncertainties. The following important factors could cause future results to differ: changes in economic or industry conditions; competition; inflation and deflation in raw material prices and other input costs; inflation and deflation in consumer markets; currency fluctuations; energy costs and supply; timing and level of capital expenditures; timing and implementation of price increases for the Company’s products; impairment charges; integration of acquisitions; international operations; introduction of new products; rationalization of operations; tax and tax reform, product and other claims; litigation; regulatory and political changes in the jurisdictions in which we do business; and other risks identified in Mohawk’s SEC reports and public announcements.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company owns and leases manufacturing and distribution facilities worldwide. The table below lists the primary owned and leased facilities at December 31, 2017. The Company owns its Corporate Headquarters in Calhoun, GA. The Company also owns and operates service centers and stores in the United States & Russia, none of which are individually material. The Company believes its existing facilities are suitable for its present needs.

The following is a list of the principal manufacturing and distribution facilities owned or leased by the Company:

Location	Function / Use	Owned / Leased
Global Ceramics Segment:
Borriol, Spain	Manufacturing & Distribution	Owned
Castellon, Spain	Manufacturing	Owned
Dickson, Tennessee	Manufacturing & Distribution	Owned
El Paso, Texas	Manufacturing	Owned
Eldersburg, Maryland	Distribution	Leased
Fayette, Alabama	Manufacturing & Distribution	Owned
Finale Emilia, Italy	Manufacturing	Owned
Fiorano, Italy	Manufacturing	Owned
Florence, Alabama	Manufacturing & Distribution	Owned
Isperih, Bulgaria	Manufacturing & Distribution	Owned
Lewisport, Kentucky	Manufacturing	Owned
Malino, Russia	Manufacturing & Distribution	Owned
Mexicali, Mexico	Manufacturing	Owned
Monterrey, Mexico	Manufacturing	Owned
Monterrey, Mexico	Distribution	Leased
Muskogee, Oklahoma	Manufacturing & Distribution	Owned
Ontario, California	Distribution	Leased

Location	Function / Use	Owned / Leased
Orel, Russia	Manufacturing & Distribution	Owned
Piechowice, Poland	Manufacturing	Owned
Salamanca, Mexico	Manufacturing	Owned
Sassuolo, Italy	Manufacturing & Distribution	Owned
Shumen, Bulgaria	Manufacturing & Distribution	Owned
Solignano, Italy	Manufacturing	Owned
Sunnyvale, Texas	Manufacturing	Owned
Sunnyvale, Texas	Distribution	Leased

Flooring NA Segment:
Bennettsville, South Carolina	Manufacturing	Owned
Bridgeport, Alabama	Manufacturing	Owned
Calhoun, Georgia	Manufacturing & Distribution	Owned
Dalton, Georgia	Manufacturing & Distribution	Owned
Danville, Virginia	Manufacturing	Owned
Eden, North Carolina	Manufacturing & Distribution	Owned
Flower Mound, Texas	Distribution	Leased
Fontana, California	Distribution	Leased
Garner, North Carolina	Manufacturing	Owned
Garner, North Carolina	Distribution	Leased
Glasgow, Virginia	Manufacturing	Owned
Hillsville, Virginia	Manufacturing	Owned
Lyerly, Georgia	Manufacturing	Owned
Melbourne, Arkansas	Manufacturing	Owned
Milledgeville, Georgia	Manufacturing	Owned
Mt. Gilead, North Carolina	Manufacturing	Owned
Pembroke Park, Florida	Distribution	Leased
Roanoke, Alabama	Manufacturing	Owned
Sugar Valley, Georgia	Manufacturing	Owned
Summerville, Georgia	Manufacturing	Owned
Thomasville, North Carolina	Manufacturing	Owned

Flooring ROW Segment:
Avelgem, Belgium	Manufacturing	Owned
Avelgem, Belgium	Manufacturing	Leased
Bazeilles, France	Manufacturing	Owned
Chesterfield, United Kingdom	Manufacturing	Owned
Desselgem, Belgium	Manufacturing	Owned
Dzerzhinsk, Russia	Manufacturing	Owned
Feluy, Belgium	Manufacturing	Owned
Izegem, Belgium	Manufacturing	Owned
Meath County, Ireland	Manufacturing	Owned
Moeskroen, Belgium	Manufacturing	Owned
Oisterwijk, Netherlands	Manufacturing	Owned
Oostrozebeke, Belgium	Manufacturing & Distribution	Owned
Sungai Pentani, Malaysia	Manufacturing	Owned
Sury-le-Comtal, France	Manufacturing	Owned
Vielsalm, Belgium	Manufacturing	Owned
Vyskov, Czech Republic	Manufacturing	Owned
Wielsbeke, Belgium	Manufacturing & Distribution	Owned
Wiltz, Luxembourg	Manufacturing	Owned

Item 3.	Legal Proceedings

The Company is involved in litigation from time to time in the regular course of its business. Except as noted below, there are no material legal proceedings pending or known by the Company to be contemplated to which the Company is a party or to which any of its property is subject.

Alabama Municipal Litigation

In September 2016, the Water Works and Sewer Board of the City of Gadsden, Alabama (the “Gadsden Water Board”) filed an individual complaint in the Circuit Court of Etowah County, Alabama against certain manufacturers, suppliers, and users of chemicals containing perfluorinated compounds, including the Company. On October 26, 2016, the defendants removed the case to the United States District Court for the Northern District of Alabama, Middle Division, alleging diversity of citizenship and fraudulent joinder. The Gadsden Water Board filed a motion to remand the case back to the state court, and the defendants opposed the Gadsden Water Board’s motion. The federal court granted Gadsden Water Board's motion for remand. On October 24, 2017, the Company appealed the federal court's determination that co-defendant Industrial Chemicals, Inc. ("ICI") was properly joined as a party to the case. On February 22, 2018, the Court of Appeals dismissed the appeal for lack of jurisdiction. ICI's presence in the case deprives the federal court of jurisdiction over the case.

In May, 2017, the Water Works and Sewer Board of the Town of Centre, Alabama (the “Centre Water Board”) filed a very similar complaint to the Gadsden Water Board complaint in the Circuit Court of Cherokee County. On June 19, 2017, the defendants removed this case to the United States District Court for the Northern District of Alabama, Middle Division, again alleging diversity of citizenship and fraudulent joinder. The Centre Water Board filed a motion to remand the case back to state court, and the defendants opposed the Centre Water Board’s motion. The federal court granted Centre Water Board's motion for remand. On December 6, 2017, the Company appealed the federal court's determination that co-defendant ICI was properly joined as a party to that case as well. On January 31, 2018, the Court of Appeals dismissed the appeal for lack of jurisdiction.  ICI's presence in the case deprives the federal court of jurisdiction over the case.

The Company has never manufactured perfluorinated compounds but purchased them for use in the manufacture of its carpets prior to 2007. The Gadsden and Centre Water Boards are not alleging that chemical levels in the Company’s wastewater discharge exceeded legal limits. Instead, the Gadsden and Centre Water Boards are seeking lost profits based on allegations that their customers decreased water purchases, as well as reimbursement for the cost of a filter and punitive damages.

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

On March 23 and April 30, 2015, the Company entered into agreements to settle all claims brought by the class of direct and indirect purchasers, and the trial court entered orders granting approval of the settlements on November 19, 2015 and January 27, 2016. Certain individual members of the indirect purchaser class sought to overturn the approval through appeals to the Sixth Circuit Court of Appeals, all of which were dismissed. The Company has also entered into settlement agreements resolving all of the claims brought on behalf of all of the consolidated individual lawsuits.

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

During the year ended December 31, 2015, the Company recorded a $122.5 million charge within selling, general and administrative expenses for the settlement and defense of the antitrust cases. All of the antitrust cases have now been finally settled and all consolidated cases have been dismissed.

Belgian Tax Matter

In January 2012, the Company received a €23.8 million assessment from the Belgian tax authority related to its year ended December 31, 2008, asserting that the Company had understated its Belgian taxable income for that year. The Company filed a formal protest in the first quarter of 2012 refuting the Belgian tax authority's position. The Belgian tax authority set aside the assessment in the third quarter of 2012 and refunded all related deposits, including interest income of €1.6 million earned on such deposits. However, on October 23, 2012, the Belgian tax authority notified the Company of its intent to increase the Company's taxable income for the year ended December 31, 2008 under a revised theory. On December 28, 2012, the Belgian tax authority issued assessments for the years ended December 31, 2005 and December 31, 2009, in the amounts of €46.1 million and €35.6 million, respectively, including penalties, but excluding interest. The Company filed a formal protest during the first quarter of 2013 relating to the new assessments. In September 2013, the Belgian tax authority denied the Company's protests, and the Company has brought these two years before the Court of First Appeal in Bruges. In December 2013, the Belgian tax authority issued additional assessments related to the years ended December 31, 2006, 2007, and 2010, in the amounts of €38.8 million, €39.6 million, and €43.1 million, respectively, including penalties, but excluding interest. The Company filed formal protests during the first quarter of 2014, refuting the Belgian tax authority's position for each of the years assessed. In the quarter ended June 28, 2014, the Company received a formal assessment for the year ended December 31, 2008, totaling €30.1 million, against which the Company also submitted its formal protest. All 4 additional years have been brought before the Court of First Appeal in November 2014. In January of 2015, the Company met with the Court of First Appeal in Bruges, Belgium and agreed with the Belgium tax authorities to consolidate and argue the issues regarding the years 2005 and 2009, and apply the ruling to all of the open years (to the extent there are no additional facts/procedural arguments in the other years). In May 2017, the statute of limitation was extended to include 2011.

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

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this annual report on Form 10-K.

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

	Mohawk Common Stock
	High	Low
2016
First Quarter	$192.43	151.78
Second Quarter	201.03	177.96
Third Quarter	216.22	186.19
Fourth Quarter	204.87	176.98
2017
First Quarter	231.90	201.74
Second Quarter	246.65	227.15
Third Quarter	259.69	238.34
Fourth Quarter	284.82	249.04
As of February 26, 2018, there were 231 holders of record of Common Stock. The Company has not paid or declared any cash dividends on shares of its Common Stock since completing its initial public offering. The Company’s policy is to retain all net earnings for the development of its business, and it does not anticipate paying cash dividends on the Common Stock in the foreseeable future. The payment of future cash dividends will be at the discretion of the Board of Directors and will depend upon the Company’s profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors.
The Company’s Board of Directors has authorized the repurchase of up to 15 million shares of the Company’s outstanding common stock. Since the inception of the program in 1999, a total of approximately 11.5 million shares have been repurchased at an aggregate cost of approximately $335.5 million. All of these repurchases have been financed through the Company’s operations and banking arrangements. The Company did not repurchase shares during the year ended December 31, 2017.

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

	As of or for the Years Ended December 31,
	2017(a)	2016	2015(b)	2014	2013(c)
	(In thousands, except per share data)
Statement of operations data:
Net sales	$9,491,290	8,959,087	8,071,563	7,803,446	7,348,754
Cost of sales	6,494,876	6,146,262	5,660,877	5,649,254	5,427,945
Gross profit	2,996,414	2,812,825	2,410,686	2,154,192	1,920,809
Selling, general and administrative expenses	1,642,241	1,532,882	1,573,120	1,381,396	1,373,878
Operating income	1,354,173	1,279,943	837,566	772,796	546,931
Interest expense	31,111	40,547	71,086	98,207	92,246
Other expense (income), net	5,205	(1,729)	17,619	10,698	9,114
Earnings from continuing operations before income taxes	1,317,857	1,241,125	748,861	663,891	445,571
Income tax expense	343,165	307,559	131,875	131,637	78,385
Earnings from continuing operations	974,692	933,566	616,986	532,254	367,186
Loss from discontinued operations, net of income tax benefit of $1,050	—	—	—	—	(17,895)
Net earnings including noncontrolling interest	974,692	933,566	616,986	532,254	349,291
Less: Net earnings attributable to the noncontrolling interest	3,054	3,204	1,684	289	505
Net earnings attributable to Mohawk Industries, Inc.	$971,638	930,362	615,302	531,965	348,786

Basic earnings from continuing operations per share	$13.07	12.55	8.37	7.30	5.11
Basic earnings per share attributable to Mohawk Industries, Inc.	$13.07	12.55	8.37	7.30	4.86
Diluted earnings from continuing operations per share	$12.98	12.48	8.31	7.25	5.07
Diluted earnings per share attributable to Mohawk Industries, Inc.	$12.98	12.48	8.31	7.25	4.82

Balance sheet data:
Working capital	$1,417,612	753,192	(9,056)	1,033,762	1,764,907
Total assets	12,094,853	10,230,596	9,934,400	8,285,544	8,494,177
Long-term debt (including current portion)	2,763,578	2,511,485	3,191,967	2,253,440	2,260,008
Total stockholders’ equity	7,067,009	5,783,487	4,860,863	4,422,813	4,470,306

(a)	During 2017, the Company acquired Emil as discussed in Note 2 of the Notes to Consolidated Financial Statements.

(b)	During 2015, the Company acquired the IVC Group, the KAI Group and Xtratherm as discussed in Note 2 of the Notes to Consolidated Financial Statements.

(c)	During 2013, the Company acquired Pergo, Marazzi and Spano.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview

The Company has three reporting segments, Global Ceramic, Flooring North America ("Flooring NA") and Flooring Rest of the World ("Flooring ROW"). The Global Ceramic segment designs, manufactures, sources and markets a broad line of ceramic tile, porcelain tile, natural stone and other products including natural stone, quartz and porcelain slab countertops, which it distributes primarily in North America, Europe and Russia through various selling channels, which include company-owned stores, independent distributors and home centers. The segment’s product lines are sold through Company-operated service centers, independent distributors, home center retailers, tile and flooring retailers and contractors. The Flooring NA segment designs, manufactures, sources and markets its floor covering product lines, including carpets, rugs, carpet pad, hardwood, laminate and vinyl products, including LVT, which it distributes through its network of regional distribution centers and satellite warehouses using Company-operated trucks, common carrier or rail transportation. The segment’s product lines are sold through various selling channels, including independent floor covering retailers, distributors, home centers, mass merchandisers, department stores, shop at home, buying groups, commercial contractors and commercial end users. The Flooring ROW segment designs, manufactures, sources, licenses and markets laminate, hardwood flooring, roofing elements, insulation boards, medium-density fiberboard ("MDF"), chipboards, other wood products and vinyl products, including LVT, which it distributes primarily in Europe and Russia through various selling channels, which include retailers, independent distributors and home centers.

The Company is a significant participant in every major product category across the global flooring industry.   A majority of the Company’s sales and long-lived assets are located in the United States and Europe. The Company expects continued strong performance in the United States market if residential housing starts and remodeling continue to improve. The Company also has operations in Europe, Mexico and Russia where the Company is growing market share, especially in its ceramic tile product lines. The Company expects sales growth to continue on a local basis and operating income should improve despite inflation and declining patent revenues attributed to expiring patents.

The Company completed four acquisitions to broaden product offerings and improve cost structure in 2017.  These include bolt-on ceramic businesses in Italy and Poland, a U.S. talc mine for the ceramic business and a nylon polymerization plant to further integrate our carpet manufacturing.

In 2017, the Company invested over $900 million in capital projects to expand capacities, differentiate products, and improve productivity.  In 2018, the Company plans to invest an additional $750 million in its existing businesses to complete projects that were begun in 2017 and to commence new initiatives. The largest investments during this two-year period are the expansion of LVT in the U.S. and Europe; ceramic capacity increases in the U.S., Mexico, Italy, Poland, Bulgaria and Russia; luxury laminate in the U.S., Europe and Russia; carpet tile in Europe; sheet vinyl in Russia; countertops in the U.S. and Europe; and carpet and rugs in the U.S.
Net earnings attributable to the Company were $971.6 million, or diluted EPS of $12.98 for 2017 compared to net earnings attributable to the Company of $930.4 million, or diluted EPS of $12.48 for 2016. The increase in EPS was primarily attributable to savings from capital investments and cost reduction initiatives, the favorable net impact of price and product mix, and lower interest rates, partially offset by higher input costs, increased employee costs, and the unfavorable impact of higher restructuring, acquisition and integration-related, and other costs. Also impacting EPS was the increase in income tax expense due to the geographic dispersion of earnings. The Company expects to benefit in future periods from a lower effective tax rate as a result of the recent reforms in the U.S. and Belgium.
For the year ended December 31, 2017, the Company generated $1,193.6 million of cash from operating activities. As of December 31, 2017, the Company had cash and cash equivalents of $84.9 million, of which $14.4 million was in the United States and $70.5 million was in foreign countries.

Recent Events

On November 20, 2017, the Company announced that it agreed to acquire Godfrey Hirst Group, the leading flooring company in Australia and New Zealand, further extending Mohawk's global position. The acquisition is expected to close during the second quarter of 2018 for approximately A$556.0 million ($434.2 million equivalent at December 31, 2017).

Results of Operations
Following are the results of operations for the last three years:

	For the Years Ended December 31,
	2017		2016		2015
	(In millions)
Statement of operations data:
Net sales	$9,491.3	100.0%	$8,959.1	100.0%	$8,071.6	100.0%
Cost of sales (1)	6,494.9	68.4%	6,146.3	68.6%	5,660.9	70.1%
Gross profit	2,996.4	31.6%	2,812.8	31.4%	2,410.7	29.9%
Selling, general and administrative expenses (2)	1,642.2	17.3%	1,532.9	17.1%	1,573.1	19.5%
Operating income	1,354.2	14.3%	1,279.9	14.3%	837.6	10.4%
Interest expense (3)	31.1	0.3%	40.5	0.5%	71.1	0.9%
Other expense (income) (4)	5.2	0.1%	(1.7)	—%	17.6	0.2%
Earnings before income taxes	1,317.9	13.9%	1,241.1	13.9%	748.9	9.3%
Income tax expense (5)	343.2	3.6%	307.6	3.4%	131.9	1.6%
Earnings from continuing operations	974.7	10.3%	933.5	10.4%	617.0	7.6%
Net earnings including noncontrolling interest	974.7	10.3%	933.5	10.4%	617.0	7.6%
Less: Net earnings attributable to the noncontrolling interest	3.1	—%	3.2	—%	1.7	—%
Net earnings attributable to Mohawk Industries, Inc.	$971.6	10.2%	$930.3	10.4%	$615.3	7.6%

(1) Cost of sales includes:
Restructuring, acquisition and integration-related charges	$36.0	0.4%	$38.3	0.4%	$45.6	0.6%
Acquisition inventory step-up	13.3	—%	—	—%	13.3	0.2%
(2) Selling, general and administrative expenses include:
Restructuring, acquisition and integration-related charges	12.9	0.1%	12.3	0.1%	29.1	0.4%
Legal settlement and reserve	—	—%	(90.0)	(1.0)%	124.5	1.5%
Tradename impairment	—	—%	47.9	0.5%	—	—%
Other charges	—	—%	9.9	0.1%	—	—%
(3) Interest expense includes:
Debt extinguishment costs	0.2	—%	—	—%	—	—%
Deferred loan cost write-off	—	—%	—	—%	0.7	—%
(4) Other expense (income) includes:
Reversal of uncertain tax position indemnification asset	4.5	—%	5.4	0.1%	11.2	0.1%
(5) Income tax expense includes:
Tax reform and related, net	0.8	—%	—	—%	—	—%
Reversal of uncertain tax position	(4.5)	—%	(5.4)	(0.1)%	(11.2)	(0.1)%

Year Ended December 31, 2017, as Compared with Year Ended December 31, 2016

Net sales

Net sales for 2017 were $9,491.3 million, reflecting an increase of $532.2 million, or 5.9%, from the $8,959.1 million reported for 2016. The increase was primarily attributable to higher sales volume of approximately $245 million, or 3%, which includes sales volumes attributable to acquisitions of approximately $137 million and legacy sales volumes of approximately $107 million, the favorable net impact of price and product mix of approximately $218 million, or 2%, and the favorable impact of foreign exchange rates of approximately $69 million, or 1%.

Global Ceramic Segment—Net sales increased $230.4 million, or 7.3%, to $3,405.1 million for 2017, compared to $3,174.7 million for 2016. The increase was primarily attributable to higher sales volume of approximately $162 million, or 5%, which includes sales volume attributable to acquisitions of approximately $137 million and legacy sales volume of approximately $24 million, the favorable net impact of foreign exchange rates of approximately $39 million, or 1%, and the favorable net impact of price and product mix of approximately $29 million, or 1%.

Flooring NA Segment—Net sales increased $145.1 million, or 3.8%, to $4,010.9 million for 2017, compared to $3,865.7 million for 2016. The increase was primarily attributable to higher sales volumes of approximately $39 million, or 1%, and the favorable net impact of price and product mix of $105 million, or 3%.

Flooring ROW Segment—Net sales increased $156.8 million, or 8.2%, to $2,075.5 million for 2017, compared to $1,918.6 million for 2016. The increase was primarily attributable to higher sales volume of approximately $44 million, or 2%, the favorable net impact of price and product mix of approximately $83 million, or 4%, and the favorable net impact of foreign exchange rates of approximately $30 million, or 2%.

Quarterly net sales and the percentage changes in net sales by quarter for 2017 versus 2016 were as follows (dollars in millions):

	2017	2016	Change
First quarter	$2,220.6	2,172.0	2.2%
Second quarter	2,453.0	2,310.3	6.2%
Third quarter	2,448.5	2,294.1	6.7%
Fourth quarter	2,369.1	2,182.6	8.5%
Total year	$9,491.3	8,959.1	5.9%

Gross profit

Gross profit for 2017 was $2,996.4 million (31.6% of net sales), an increase of $183.6 million or 6.5%, compared to gross profit of $2,812.8 million (31.4% of net sales) for 2016. As a percentage of net sales, gross profit increased 20 basis points. The increase in gross profit dollars was primarily attributable to the favorable net impact of price and product mix of approximately $171 million, savings from capital investments and cost reduction initiatives of approximately $154 million, higher sales volume of approximately $58 million, and the favorable net impact of foreign exchange rates of approximately $17 million, partially offset by higher input costs of approximately $194 million, including increased material costs of approximately $137 million.

Selling, general and administrative expenses

Selling, general and administrative expenses for 2017 were $1,642.2 million (17.3% of net sales), an increase of $109.4 million or 7.1% compared to $1,532.9 million (17.1% of net sales) for 2016. As a percentage of net sales, selling, general and administrative expenses increased 20 basis points. The increase in selling, general and administrative expenses in dollars was primarily attributable to approximately $50 million of costs due to higher sales volume, the unfavorable impact of higher restructuring, acquisition and integration-related, and other costs of approximately $33 million, approximately $23 million of costs associated with investments in new product development, sales personnel, and marketing, increased employee costs of approximately $13 million and the unfavorable net impact of foreign exchange rates of approximately $12 million, partially offset by savings from capital investments and cost reduction initiatives of approximately $24 million. Restructuring, acquisition and integration-related, and other costs were higher in 2017 primarily due to the absence of approximately $90 million received in

2016 related to a contract dispute, partially offset by the approximately $48 million charge related to the write-off of the Lees tradename that was recorded in 2016.

Operating income

Operating income for 2017 was $1,354.2 million (14.3% of net sales) reflecting an increase of $74.2 million, or 5.8%, compared to operating income of $1,279.9 million (14.3% of net sales) for 2016. The increase in operating income was primarily attributable to savings from capital investments and cost reduction initiatives of approximately $178 million and the favorable net impact of price and product mix of approximately $169 million, partially offset by higher input costs of approximately $195 million, including increased material costs of approximately $137 million, approximately $23 million of costs associated with investments in new product development, sales personnel, and marketing, increased employee costs of approximately $13 million, and the unfavorable impact of higher restructuring, acquisition and integration-related, and other costs of approximately $45 million. Restructuring, acquisition and integration-related, and other costs were higher in 2017 primarily due to the absence of approximately $90 million received in 2016 related to a contract dispute, partially offset by the approximately $48 million charge related to the write-off of the Lees tradename that was recorded in 2016.

Global Ceramic Segment—Operating income was $525.4 million (15.4% of segment net sales) for 2017 reflecting an increase of $47.0 million, or 9.8%, compared to operating income of $478.4 million (15.1% of segment net sales) for 2016. The increase in operating income was primarily attributable to savings from capital investments and cost reduction initiatives of approximately $70 million, increased sales volumes of approximately $29 million, the favorable net impact of price and product mix of approximately $15 million, and the favorable net impact of foreign exchange rates of approximately $10 million, partially offset by higher input costs of approximately $40 million, approximately $12 million of costs associated with investments in new product development, sales personnel, and marketing, and the unfavorable impact of higher restructuring, acquisition and integration-related, and other costs of approximately $16 million.

Flooring NA Segment—Operating income was $540.3 million (13.5% of segment net sales) for 2017 reflecting an increase of $35.2 million, or 7.0%, compared to operating income of $505.1 million (13.1% of segment net sales) for 2016. The increase in operating income was primarily attributable to savings from capital investments and cost reduction initiatives of approximately $71 million, and the favorable net impact of price and product mix of approximately $74 million, partially offset by higher input costs of approximately $72 million, including increased material costs of approximately $54 million, and the unfavorable impact of higher restructuring, acquisition and integration-related, and other costs of approximately $33 million. Restructuring, acquisition and integration-related, and other costs were higher primarily due to the absence of approximately $90 million received in 2016 related to a contract dispute, partially offset by the approximately $48 million charge related to the write-off of the Lees tradename that was recorded in 2016.

Flooring ROW Segment—Operating income was $329.1 million (15.9% of segment net sales) for 2017 reflecting a decrease of $4.0 million, or (1.2)%, compared to operating income of $333.1 million (17.4% of segment net sales) for 2016. The decrease in operating income was primarily attributable to higher input costs of approximately $80 million, including increased material costs of approximately $76 million, costs associated with investments in expansion of production capacity of approximately $7 million, approximately $6 million of costs associated with investments in new product development, sales personnel, and marketing, the unfavorable net impact of exchange rates of approximately $5 million, and approximately $22 million in decreased sales volumes, primarily attributable to lower patent revenue. These decreases in operating income were partially offset by savings from capital investments and cost reduction initiatives of approximately $37 million, and the favorable net impact of price and product mix of approximately $80 million.

Interest expense

Interest expense was $31.1 million for 2017, reflecting a decrease of $9.4 million compared to interest expense of $40.5 million for 2016. The decrease was primarily attributable to a shift in the Company's borrowings to lower interest rate instruments.

Other expense (income)

Other expense was $5.2 million for 2017, reflecting an unfavorable change of $6.9 million compared to other income of $1.7 million for 2016. The change was primarily due to the increased unfavorable impact of foreign exchange rates on transactions in the current year.

Income tax expense

For 2017, the Company recorded income tax expense of $343.2 million on earnings before income taxes of $1,317.9 million for an effective tax rate of 26.0%, as compared to an income tax expense of $307.6 million on earnings before income taxes of $1,241.1 million, resulting in an effective tax rate of 24.8% for 2016. The increase in the year-over-year effective tax rate was the direct result of the geographic dispersion of the Company’s earnings for 2017, decreased by $44.4 million caused by the revaluation of deferred tax liabilities triggered by the Belgium corporate income tax reform, and increased by a one-time provisional net tax expense of $45.2 million resulting from the U.S. corporate income tax reform.

In December of 2017, the U.S. and Belgium enacted tax reform legislation. The U.S. legislation, the Tax Cuts and Jobs Act (“TCJA”), is the most significant and complex change to the U.S. tax law in more than 30 years. The most significant provisions of the TCJA, were the reduction of the corporate income tax rate from 35% to 21% effective January 1, 2018, implementation of a territorial income tax regime, and imposition of a transition tax on the deemed repatriation of the accumulated earnings of the Company’s foreign subsidiaries. The most significant provisions of the Belgium legislation were the reduction of the corporate income tax rate from 33.99% to 29.58% for January 1, 2018 and January 1, 2019, respectively, with a further reduction to 25% effective January 1, 2020, an annual limitation on the utilization of net operating losses, and creation of a consolidated corporate income tax regime.

Accordingly, for the year ended December 31, 2017, the Company recorded a net tax expense of $0.8 million related primarily to the non-cash tax benefit of the revaluation of its Belgian deferred tax liabilities, the non-cash tax benefit of the provisional revaluation of its U.S. deferred tax liabilities, and the tax expense of the provisional accrual associated with the Deemed Repatriation Transition Tax.  This represents the best estimate of the impact of all tax law changes on the Company’s financial statements.  The Company will continue to evaluate the interpretations of the TCJA, the assumptions made within the calculations, and future guidance that may be issued to determine the impact, if any, on these provisional calculations, which may materially change the Company’s tax determinations.

As for certain other corporate income tax aspects of the TCJA, specifically the Global Intangible Low-Taxed Income (“GILTI”) provision, the Company has been unable to quantify the impacts of these provisions due to the inherent complexities involved. Accordingly, the Company expects to continue to analyze these provisions and their potential impacts and record any such amounts as determined during the course of 2018. See Note 12-Income Taxes.

Year Ended December 31, 2016, as Compared with Year Ended December 31, 2015

Net sales

Net sales for 2016 were $8,959.1 million, reflecting an increase of $887.5 million, or 11.0%, from the $8,071.6 million reported for 2015. The increase was primarily attributable to higher sales volume of approximately $944 million, or 12%, which includes sales volumes attributable to acquisitions of approximately $509 million and legacy sales volumes of approximately $435 million, and the favorable net impact of price and product mix of approximately $11 million, partially offset by the unfavorable net impact of foreign exchange rates of approximately $69 million, or 1%.

Global Ceramic Segment—Net sales increased $161.8 million, or 5.4%, to $3,174.7 million for 2016, compared to $3,012.9 million for 2015. The increase was primarily attributable to higher sales volume of approximately $159 million, or 5%, which includes sales volume attributable to acquisitions of approximately $29 million and legacy sales volume of approximately $130 million, and the favorable net impact of price and product mix of approximately $45 million, or 2%, offset by the unfavorable net impact of foreign exchange rates of approximately $43 million, or 2%.

Flooring NA Segment—Net sales increased $263.6 million, or 7.3%, to $3,865.7 million for 2016, compared to $3,602.1 million for 2015. The increase was primarily attributable to higher sales volumes of approximately $305 million, or 8%, which includes sales volume attributable to acquisitions of approximately $76 million and legacy sales volume of approximately $229 million, partially offset by the unfavorable net impact of price and product mix of $42 million, or 1%

Flooring ROW Segment—Net sales increased $461.7 million, or31.7%, to $1,918.6 million for 2016, compared to $1,456.9 million for 2015.The increase was primarily attributable to higher sales volume of approximately $481 million, or 33%, which includes sales volume attributable to acquisitions of approximately $405 million and legacy sales volume of approximately $76 million and the favorable net impact of price and product mix of approximately $7 million, partially offset by the net impact of unfavorable foreign exchange rates of approximately $26 million, or 2%.

Quarterly net sales and the percentage changes in net sales by quarter for 2016 versus 2015 were as follows (dollars in millions):

	2016	2015	Change
First quarter	$2,172.0	1,881.2	15.5%
Second quarter	2,310.3	2,041.7	13.2%
Third quarter	2,294.1	2,150.7	6.7%
Fourth quarter	2,182.6	1,998.0	9.2%
Total year	$8,959.1	8,071.6	11.0%

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

Selling, general and administrative expenses

Selling, general and administrative expenses for 2016 were $1,532.9 million (17.1% of net sales), a decrease of $40.2 million compared to $1,573.1 million (19.5% of net sales) for 2015. As a percentage of net sales, selling, general and administrative expenses decreased 240 basis points. The decrease in selling, general and administrative expenses in dollars was primarily attributable to savings from capital investments and cost reduction initiatives of $27 million, the net impact of favorable foreign exchange rates of approximately $9 million, and the favorable impact of lower restructuring, acquisition and integration-related, and other costs of approximately $173 million, partially offset by approximately $94 million of costs due to higher sales volume, approximately $51 million of costs associated with investments in new product development, sales personnel, and marketing, and increased employee costs of approximately $18 million. Restructuring, acquisition and integration-related, and other costs were lower primarily due to the non-recurring 2015 charge of approximately $122 million related to the settlement and defense of the polyurethane foam litigation and the $90 million received in the third quarter of 2016 related to a contract dispute, partially offset by a charge for approximately $48 million related to the write-off of the Lees tradename.

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

Global Ceramic Segment—Operating income was $478.5 million (15.1% of segment net sales) for 2016 reflecting an increase of $64.3 million, or 15.5%, compared to operating income of $414.2 million (13.7% of segment net sales) for 2015. The increase in operating income was primarily attributable to savings from capital investments and cost reduction initiatives of approximately $49 million, increased sales volumes of approximately $36 million, and the favorable impact of price and product mix of approximately $20 million, partially offset by costs associated with investments in new product development, sales personnel, and marketing of approximately $18 million, increased employee costs of approximately $9 million, increased material costs of approximately $6 million, and the net impact of unfavorable foreign exchange rates of approximately $3 million.

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

Interest expense

Interest expense was $40.5 million for 2016, reflecting a decrease of $30.5 million compared to interest expense of $71.1 million for 2015.The decrease was primarily attributable to the Company paying the remaining balance of its 6.125% senior notes in January 2016 utilizing cash on hand and lower interest rate commercial paper borrowings.

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

Liquidity and Capital Resources

The Company’s primary capital requirements are for working capital, capital expenditures and acquisitions. The Company’s capital needs are met primarily through a combination of internally generated funds, commercial paper, bank credit lines, term and senior notes and credit terms from suppliers. As of December 31, 2017, the Company had a total of $541.0 million available under its 2015 Senior Credit Facility. The Company also maintains local currency revolving lines of credit and other credit facilities to provide liquidity to its businesses around the world.  None of such local facilities are material in amount.

Net cash provided by operating activities for the year ended 2017 was $1,193.6 million, compared to net cash provided by operating activities of $1,345.3 million for the year ended 2016. The decrease of $151.7 million in 2017 was primarily attributable to changes in working capital. These changes in working capital reflect normal fluctuations relative to the timing and nature of these transactions. The increase in cash provided by operating activities for 2016 as compared to 2015 was primarily attributable to higher earnings driven by increased sales volumes during 2016 when compared to the prior year, the non-recurring

2015 $122.5 million charge related to the settlement and defense of the polyurethane foam litigation, and the $90 million related to the settlement of a contract dispute with a third party. The increase in earnings was partially offset by changes in working capital.

Net cash used in investing activities for the year ended 2017 was $1,240.7 million compared to net cash used in investing activities of $672.1 million for the year ended 2016. The increase was primarily due to acquisitions of $250.8 million and the $83.9 million purchase of short-term investments in 2017. Also, capital expenditures increased by $233.9 million to $906.0 million in 2017. The decrease in cash used in investing activities in 2016 of $672.1 million as compared to 2015 was primarily due to the decrease in acquisitions. The Company spent $1,371 million in 2015 on the IVC Group, the KAI Group, Xtratherm and other acquisitions and there were no acquisitions in 2016.The Company will continue to invest to optimize sales and profit growth with product expansion and cost reduction projects in the business.

Net cash used in financing activities for the year ended 2017 was $7.0 million compared to net cash used in financing activities of $641.6 million for the year ended 2016. The change in cash used in financing is primarily attributable to the issuance and sale of $357.6 million in Floating Rate Notes in 2017 and the repayment of senior notes of $645.6 million in 2016, partially offset by decreased borrowings in 2017. The change in cash used in financing activities for the year ended 2016 as compared to 2015 was primarily attributable to decreased borrowings in 2016.

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

At the Company's election, revolving loans under the 2015 Senior Credit Facility bear interest at annual rates equal to either (a) LIBOR for 1, 2, 3 or 6 month periods, as selected by the Company, plus an applicable margin ranging between 1.00% and 1.75% (1.125% as of December 31, 2017), or (b) the higher of the Wells Fargo Bank, National Association prime rate, the Federal Funds rate plus 0.5%, or the Eurocurrency Rate (as defined in the 2015 Senior Credit Facility) rate plus 1.0%, plus an applicable margin ranging between 0.00% and 0.75% (0.125% as of December 31, 2017). The Company also pays a commitment fee to the lenders under the 2015 Senior Credit Facility on the average amount by which the aggregate commitments of the lenders' exceed utilization of the 2015 Senior Credit Facility ranging from 0.10% to 0.225% per annum (0.125% as of December 31, 2017). The applicable margins and the commitment fee are determined based on whichever of the Company's Consolidated Net Leverage Ratio or its senior unsecured debt rating (or if not available, corporate family rating) results in the lower applicable margins and commitment fee (with applicable margins and the commitment fee increasing as that ratio increases or those ratings decline, as applicable).

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

As of December 31, 2017, amounts utilized under the 2015 Senior Credit Facility included $62.1 million of borrowings and $56.3 million of standby letters of credit related to various insurance contracts and foreign vendor commitments. The outstanding borrowings of $1,140.6 million under the Company's U.S. and European commercial paper programs as of December 31, 2017 reduce the availability of the 2015 Senior Credit Facility. Including commercial paper borrowings, the Company has utilized $1,259.0 million under the 2015 Senior Credit Facility resulting in a total of $541.0 million available as of December 31, 2017.

Commercial Paper

On February 28, 2014 and July 31, 2015, the Company established programs for the issuance of unsecured commercial paper in the United States and Eurozone capital markets, respectively. Commercial paper issued under the U.S. and European programs will have maturities ranging up to 397 and 183 days, respectively. None of the commercial paper notes may be voluntarily prepaid or redeemed by the Company and all rank pari passu with all of the Company's other unsecured and unsubordinated indebtedness. To the extent that the Company issues European commercial paper notes through a subsidiary of the Company, the notes will be fully and unconditionally guaranteed by the Company.

The Company uses its 2015 Senior Credit Facility as a liquidity backstop for its commercial paper programs. Accordingly, the total amount outstanding under all of the Company's commercial paper programs may not exceed $1,800.0 million (less any amounts drawn on the 2015 Credit Facility) at any time.

The proceeds from the issuance of commercial paper notes will be available for general corporate purposes. As of December 31, 2017 there was $228.5 million outstanding under the U.S. commercial paper program, and the euro equivalent of $912.1 million under the European program. The weighted-average interest rate and maturity period for the U.S. program were 1.97% and 12.60 days, respectively. The weighted-average interest rate and maturity period for the European program were (0.20)% and 35.19 days, respectively.

Senior Notes

On September 11, 2017, Mohawk Capital Finance S.A. (“Mohawk Finance”), an indirect wholly-owned finance subsidiary of the Company, completed the issuance and sale of €300.0 million aggregate principal amount of its Floating Rate Notes due September 11, 2019 ("Floating Rate Notes"). The Floating Rate Notes are senior unsecured obligations of Mohawk Finance and rank pari passu with all of Mohawk Finance’s other existing and future senior unsecured indebtedness. The Floating Rate Notes are fully, unconditionally and irrevocably guaranteed by the Company on a senior unsecured basis. These notes bear interest at a rate per annum, reset quarterly, equal to three-month EURIBOR plus 0.3% (but in no event shall the interest rate be less than zero). Interest on the Floating Rate Notes is payable quarterly on September 11, December 11, March 11, and June 11 of each year. Mohawk Finance paid financing costs of $0.9 million in connection with the Floating Rate Notes. These costs were deferred and are being amortized over the term of the Floating Rate Notes.

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

As defined in the related agreements, the Company's senior notes contain covenants, representations and warranties and events of default, subject to exceptions, and restrictions on the Company’s financial and business operations, including limitations on liens, restrictions on entering into sale and leaseback transactions, fundamental changes, and a provision allowing the holder of the notes to require repayment upon a change of control triggering event.

Accounts Receivable Securitization

On December 19, 2012, the Company entered into a three-year on-balance sheet trade accounts receivable securitization agreement (the "Securitization Facility"). On September 11, 2014, the Company made certain modifications to its Securitization Facility, which modifications, among other things, increased the aggregate borrowings available under the facility from $300.0 million to $500.0 million and decreased the interest margins on certain borrowings. Amounts borrowed under the Securitization Facility bore interest at LIBOR plus an applicable margin of 0.70% per annum and the borrower paid a commitment fee at a per annum rate of 0.30% on the unused amount of each lender’s commitment. On December 10, 2015, the Company extended the termination date to December 19, 2016, and on December 13, 2016, the Company extended the termination date to December 19, 2017. The Company paid financing costs of $250 in connection with the second extension. These costs were deferred and amortized over the term of the Securitization Facility. The Securitization Facility expired in accordance with its terms on December 19, 2017.

The Company may continue, from time to time, to retire its outstanding debt through cash purchases in the open market, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amount involved may be material.

As of December 31, 2017, the Company had cash of $84.9 million, of which $70.5 million was held outside the United States. The Company plans to permanently reinvest the cash held outside the United States. The Company believes that its cash and cash equivalents on hand, cash generated from operations and availability under its 2015 Senior Credit Facility will be sufficient to meet its capital expenditure, working capital and debt servicing requirements over the next twelve months.

The Company’s Board of Directors has authorized the repurchase of up to 15 million shares of the Company’s outstanding common stock. Since the inception of the program in 1999, a total of approximately 11.5 million shares have been repurchased at an aggregate cost of approximately $335.5 million. All of these repurchases have been financed through the Company’s operations and banking arrangements. The Company did not repurchase shares during the year ended December 31, 2017.

Contractual obligations and commitments
The following is a summary of the Company’s future minimum payments under contractual obligations and commitments as of December 31, 2017 (in millions):

	Total	2018	2019	2020	2021	2022	Thereafter
Contractual obligations and commitments:
Long-term debt, including current maturities and capital leases	$2,763.6	1,203.7	360.5	0.6	0.4	598.0	600.3
Interest payments on long-term debt and capital leases (1)	171.8	39.1	35.3	35.3	35.3	24.2	2.6
Operating leases	391.0	115.7	91.2	70.1	47.4	26.9	39.6
Purchase commitments (2)	567.2	172.9	76.9	31.2	31.2	25.5	229.5
Expected pension contributions (3)	3.3	3.3	—	—	—	—	—
Uncertain tax positions (4)	1.2	1.2	—	—	—	—	—
Guarantees (5)	23.8	23.8	—	—	—	—	—
Total	$3,921.9	1,559.7	563.9	137.2	114.3	674.6	872.0

(1)
For fixed rate debt, the Company calculated interest based on the applicable rates and payment dates. For variable rate debt, the Company estimated average outstanding balances for the respective periods and applied interest rates in effect as of December 31, 2017 to these balances.

(2)	Includes volume commitments for natural gas, electricity and raw material purchases.

(3)
Includes the estimated pension contributions for 2018 only, as the Company is unable to estimate the pension contributions beyond 2018. The Company’s projected benefit obligation and plan assets as of December 31, 2017 were $65.4 million and $53.4 million, respectively. The projected benefit obligation liability has not been presented in the table above due to uncertainty as to amounts and timing regarding future payments.

(4)
Excludes $59.3 million of non-current accrued income tax liabilities and related interest and penalties for uncertain tax positions. These liabilities have not been presented in the table above due to uncertainty as to amounts and timing regarding future payments.

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

•
Accounts receivable and revenue recognition. Revenues are recognized when there is persuasive evidence of an arrangement, delivery has occurred, the price has been fixed or is determinable, and collectability can be reasonably assured. The Company provides allowances for expected cash discounts, sales allowances, returns, claims and doubtful accounts based upon historical bad debt and claims experience and periodic evaluation of specific customer accounts and the aging of accounts receivable. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. A 10% change in the Company’s allowance for discounts, returns, claims and doubtful accounts would have affected net earnings by approximately $5 million for the year ended December 31, 2017.

•
Inventories are stated at the lower of cost or market (net realizable value). Cost has been determined using the first-in first-out method (“FIFO”). Costs included in inventory include raw materials, direct and indirect labor and employee benefits, depreciation, general manufacturing overhead and various other costs of manufacturing. Market, with respect to all inventories, is replacement cost or net realizable value. Inventories on hand are compared against anticipated future usage, which is a function of historical usage, anticipated future selling price, expected sales below cost, excessive quantities and an evaluation for obsolescence. Actual results could differ from assumptions used to value obsolete inventory, excessive inventory or inventory expected to be sold below cost and additional reserves may be required. A 10% change in the Company’s reserve for excess or obsolete inventory would have affected net earnings by approximately $9 million for the year ended December 31, 2017.

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

•
Goodwill and other intangibles. Goodwill is tested annually for impairment on the first day of the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. The Company considers the relationship between its market capitalization and its book value, among other factors, when reviewing for indicators of impairment. The goodwill impairment tests are based on determining the fair value of the specified reporting units based on management judgments and assumptions using the discounted cash flows and comparable company market valuation approaches. The Company has identified Global Ceramic, Flooring NA and Flooring ROW as its reporting units for the purposes of allocating goodwill and intangibles as well as assessing impairments. The valuation approaches are subject to key judgments and assumptions that are sensitive to change such as judgments and assumptions about appropriate sales growth rates, operating margins, weighted average cost of capital (“WACC”), and comparable company market multiples. When developing these key judgments and assumptions, the Company considers economic, operational and market conditions that could impact the fair value of the reporting unit. However, estimates are inherently uncertain and represent only management’s reasonable expectations regarding future developments. These estimates and the judgments and assumptions upon which the estimates are based will, in all likelihood, differ in some respects from actual future results. Should a significant or prolonged deterioration in economic conditions occur, such as declines in spending for new construction, remodeling and replacement activities; the inability to pass increases in the costs of raw materials and fuel on to customers; or a decline in comparable company market multiples, then key judgments and assumptions could be impacted. Generally, a decline in estimated after tax cash flows of more than 35% or a more than 24% increase in WACC or a significant or prolonged decline in market capitalization could result in an additional indication of impairment.

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
The impairment evaluation for indefinite lived intangible assets, which for the Company are its trademarks, is conducted on the first day of the fourth quarter of each year, or more frequently if events or changes in circumstances indicate that an asset might be impaired. The determination of fair value used in the impairment evaluation is based on discounted estimates of future sales projections attributable to ownership of the trademarks. Significant judgments inherent in this analysis include assumptions about appropriate sales growth rates, royalty rates, WACC and the amount of expected future cash flows. The judgments and assumptions used in the estimate of fair value are generally consistent with past performance and are also consistent with the projections and assumptions that are used in operating plans. Such assumptions are subject to change as a result of changing economic and competitive conditions. The determination of fair value is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of the trademarks. Estimated cash flows are sensitive to changes in the economy among other things.
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
The Company conducted its annual assessment of goodwill and indefinite lived intangibles on the first day of the fourth quarter and no impairment was indicated for 2017.

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

Recent Accounting Pronouncements

See Note 1(u), “Summary of Significant Accounting Policies", of our accompanying audited consolidated financial statements in Item 8 of this Annual Report on Form 10-K for a description of recent accounting pronouncements including the dates, or expected dates of adoption, and effects, or expected effects, on our disclosures, results of operations, and financial condition.

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
The Company’s market risk is impacted by changes in foreign currency exchange rates, interest rates and certain commodity prices. Financial exposures to these risks are monitored as an integral part of the Company’s risk management program, which seeks to reduce the potentially adverse effect that the volatility of these markets may have on its operating results. The Company does not regularly engage in speculative transactions, nor does it regularly hold or issue financial instruments for trading purposes. Excluding the hedge of net investment discussed in Note 1(n) "Hedges of Net Investments in Non-U.S. Operations", of our accompanying consolidated financial statements in Item 8 of this Annual Report on Form 10-K, the Company did not have any derivative contracts outstanding as of December 31, 2017 and 2016.
Interest Rate Risk
As of December 31, 2017, approximately 43% of the Company’s debt portfolio was comprised of fixed-rate debt and 57% was floating-rate debt. The Company believes that probable near-term changes in interest rates would not materially affect its financial condition, results of operations or cash flows. The annual impact on interest expense of a one-percentage point interest rate change on the outstanding balance of our variable rate debt as of December 31, 2017 would be approximately $16 million or $0.14 to diluted EPS.

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

Based on financial results for the year ended December 31, 2017, a hypothetical overall 10 percent change in the U.S. dollar against the euro would have resulted in a translational adjustment of approximately $43 million.

Item 8.	Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Mohawk Industries, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Mohawk Industries, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP
We have served as the Company's auditor since 1990.
Atlanta, Georgia
February 28, 2018

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Mohawk Industries, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Mohawk Industries, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and related notes, and our report dated February 28, 2018 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired Emilceramica S.r.l (Emil) during 2017, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, Emil’s internal control over financial reporting associated with total assets of $258.9 million and total net sales of $130.5 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2017. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Emil.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP
Atlanta, Georgia
February 28, 2018

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2017 and 2016

	2017	2016
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$84,884	121,665
Receivables, net	1,558,159	1,376,151
Inventories	1,948,663	1,675,751
Prepaid expenses	376,836	267,724
Other current assets	104,425	30,221
Total current assets	4,072,967	3,471,512
Property, plant and equipment, net	4,270,790	3,370,348
Goodwill	2,471,459	2,274,426
Tradenames	644,208	580,147
Other intangible assets, net	247,559	254,459
Deferred income taxes and other non-current assets	387,870	279,704
	$12,094,853	10,230,596
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,203,683	1,382,738
Accounts payable and accrued expenses	1,451,672	1,335,582
Total current liabilities	2,655,355	2,718,320
Deferred income taxes	328,103	361,416
Long-term debt, less current portion	1,559,895	1,128,747
Other long-term liabilities	455,028	214,930
Total liabilities	4,998,381	4,423,413
Commitments and contingencies (Note 13)
Redeemable noncontrolling interest	29,463	23,696
Stockholders’ equity:
Preferred stock, $.01 par value; 60 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 150,000 shares authorized; 81,771 and 81,519 shares issued in 2017 and 2016, respectively	818	815
Additional paid-in capital	1,828,131	1,791,540
Retained earnings	6,004,506	5,032,914
Accumulated other comprehensive loss	(558,527)	(833,027)
	7,274,928	5,992,242
Less treasury stock at cost; 7,350 and 7,351 shares in 2017 and 2016, respectively	215,766	215,791
Total Mohawk Industries, Inc. stockholders’ equity	7,059,162	5,776,451
Noncontrolling interest	7,847	7,036
Total stockholders' equity	7,067,009	5,783,487
	$12,094,853	10,230,596
See accompanying notes to consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years Ended December 31, 2017, 2016 and 2015

	2017	2016	2015
	(In thousands, except per share data)
Net sales	$9,491,290	8,959,087	8,071,563
Cost of sales	6,494,876	6,146,262	5,660,877
Gross profit	2,996,414	2,812,825	2,410,686
Selling, general and administrative expenses	1,642,241	1,532,882	1,573,120
Operating income	1,354,173	1,279,943	837,566
Interest expense	31,111	40,547	71,086
Other expense (income)	5,205	(1,729)	17,619
Earnings before income taxes	1,317,857	1,241,125	748,861
Income tax expense	343,165	307,559	131,875
Net earnings including noncontrolling interest	974,692	933,566	616,986
Net earnings attributable to noncontrolling interest	3,054	3,204	1,684
Net earnings attributable to Mohawk Industries, Inc.	$971,638	930,362	615,302

Basic earnings per share attributable to Mohawk Industries, Inc.
Basic earnings per share attributable to Mohawk Industries, Inc.	$13.07	12.55	8.37
Weighted-average common shares outstanding—basic	74,357	74,104	73,516

Diluted earnings per share attributable to Mohawk Industries, Inc.
Diluted earnings per share attributable to Mohawk Industries, Inc.	$12.98	12.48	8.31
Weighted-average common shares outstanding—diluted	74,839	74,568	74,043

See accompanying notes to consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31, 2017, 2016 and 2015

	2017	2016	2015
	(in thousands)
Net earnings including noncontrolling interest	$974,692	933,566	616,986
Other comprehensive (loss) income:
Foreign currency translation adjustments	281,655	(36,702)	(360,147)
Prior pension and post-retirement benefit service cost and actuarial loss	(2,927)	(2,757)	(4,100)
Other comprehensive income (loss)	278,728	(39,459)	(364,247)
Comprehensive income	1,253,420	894,107	252,739
Comprehensive income attributable to the non-controlling interest	7,282	3,204	1,684
Comprehensive income attributable to Mohawk Industries, Inc.	$1,246,138	890,903	251,055

See accompanying notes to consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2017, 2016 and 2015

		Total Stockholders’ Equity
	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interest	Total Stockholders’ Equity
		Shares	Amount				Shares	Amount
	(In thousands)
Balances at December 31, 2014	$—	81,070	$811	$1,598,887	$3,487,079	$(429,321)	(8,157)	$(239,450)	$4,807	$4,422,813
IVC Group acquisition	—	—	—	129,445	—	—	806	23,651	—	153,096
Shares issued under employee and director stock plans	—	210	2	(6,536)	—	—	—	4	—	(6,530)
Stock-based compensation expense	—	—	—	32,552	—	—	—	—	—	32,552
Tax benefit from stock-based compensation	—	—	—	5,668	—	—	—	—	—	5,668
Accretion of redeemable noncontrolling interest	194	—	—	—	(194)	—	—	—	—	(194)
Noncontrolling earnings	1,428	—	—	—	—	—	—	—	256	256
Currency translation adjustment on noncontrolling interests	(713)	—	—	—	—	—	—	—	(970)	(970)
Acquisition of noncontrolling interest, net of taxes	21,043	—	—	—	520	—	—	—	2,597	3,117
Currency translation adjustment	—	—	—	—	—	(360,147)	—	—	—	(360,147)
Pension prior service cost and actuarial gain	—	—	—	—	—	(4,100)	—	—	—	(4,100)
Net income	—	—	—	—	615,302	—	—	—	—	615,302
Balances at December 31, 2015	21,952	81,280	813	1,760,016	4,102,707	(793,568)	(7,351)	(215,795)	6,690	4,860,863
Shares issued under employee and director stock plans	—	239	2	(8,232)	—	—	—	4	—	(8,226)
Stock-based compensation expense	—	—	—	35,059	—	—	—	—	—	35,059
Tax benefit from stock-based compensation	—	—	—	4,697	—	—	—	—	—	4,697
Accretion of redeemable noncontrolling interest	123	—	—	—	(123)	—	—	—	—	(123)
Noncontrolling earnings	2,864	—	—	—	—	—	—	—	340	340
Currency translation adjustment on non-controlling interests	(1,243)	—	—	—	—	—	—	—	(26)	(26)
Acquisition of noncontrolling interest, net of taxes	—	—	—	—	(32)	—	—	—	32	—
Currency translation adjustment	—	—	—	—	—	(36,702)	—	—	—	(36,702)
Pension prior service cost and actuarial loss	—	—	—	—	—	(2,757)	—	—	—	(2,757)
Net income	—	—	—	—	930,362	—	—	—	—	930,362
Balances at December 31, 2016	23,696	81,519	815	1,791,540	5,032,914	(833,027)	(7,351)	(215,791)	7,036	5,783,487
Shares issued under employee and director stock plans	—	252	3	269	—	—	1	25	—	297
Stock-based compensation expense	—	—	—	36,322	—	—	—	—	—	36,322
Distribution to noncontrolling interest, net of adjustments	—	—	—	—	—	—	—	—	(750)	(750)
Accretion of redeemable noncontrolling interest	46	—	—	—	(46)	—	—	—	—	(46)
Noncontrolling earnings	2,544	—	—	—	—	—	—	—	510	510
Currency translation adjustment on non-controlling interests	3,177	—	—	—	—	—	—	—	1,051	1,051
Currency translation adjustment	—	—	—	—	—	277,427	—	—	—	277,427
Prior pension and post-retirement benefit service cost and actuarial loss	—	—	—	—	—	(2,927)	—	—	—	(2,927)
Net income	—	—	—	—	971,638	—	—	—	—	971,638
Balances as of December 31, 2017	$29,463	81,771	$818	$1,828,131	$6,004,506	$(558,527)	(7,350)	$(215,766)	$7,847	$7,067,009
See accompanying notes to consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2017, 2016 and 2015

	2017	2016	2015
	(In thousands)
Cash flows from operating activities:
Net earnings	$974,692	933,566	616,986
Adjustments to reconcile net earnings to net cash provided by operating activities:
Restructuring	37,085	38,463	33,085
Intangible asset impairment	—	47,905	—
Depreciation and amortization	446,672	409,467	362,647
Deferred income taxes	(75,591)	(34,009)	(28,883)
Loss on disposal of property, plant and equipment	4,303	3,932	3,007
Stock-based compensation expense	36,322	35,059	32,552
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	(60,566)	(158,888)	(14,383)
Inventories	(153,245)	(81,923)	6,400
Accounts payable and accrued expenses	25,365	85,572	6,473
Other assets and prepaid expenses	(52,115)	54,267	(75,813)
Other liabilities	10,673	11,878	(12,919)
Net cash provided by operating activities	1,193,595	1,345,289	929,152
Cash flows from investing activities:
Additions to property, plant and equipment	(905,998)	(672,125)	(503,657)
Acquisitions, net of cash acquired	(250,799)	—	(1,370,567)
Purchases of short-term investments	(83,904)	—	—
Net cash used in investing activities	(1,240,701)	(672,125)	(1,874,224)
Cash flows from financing activities:
Payments on Senior Credit Facilities	(454,637)	(707,129)	(1,376,082)
Proceeds from Senior Credit Facilities	447,884	631,807	1,315,930
Payments on Commercial Paper	(15,584,017)	(20,210,585)	(15,934,767)
Proceeds from Commercial Paper	15,761,954	20,301,372	16,402,507
Proceeds from Floating Rate Notes	357,569	—	—
Repayment of senior notes	—	(645,555)	—
Payments on asset securitization borrowings	(500,000)	—	—
Proceeds from senior note issuance	—	—	564,653
Payments on other debt	—	—	(9,530)
Payments on acquired debt and other financings	(18,811)	—	(7,109)
Debt issuance costs	(1,478)	(1,336)	—
Change in outstanding checks in excess of cash	(3,402)	(1,754)	(2,052)
Shares redeemed for taxes	(13,902)	(13,039)	(11,589)
Proceeds and net tax benefit from stock transactions	1,845	4,583	4,843
Net cash (used in) provided by financing activities	(6,995)	(641,636)	946,804
Effect of exchange rate changes on cash and cash equivalents	17,320	8,445	(17,917)
Net change in cash and cash equivalents	(36,781)	39,973	(16,185)
Cash and cash equivalents, beginning of year	121,665	81,692	97,877
Cash and cash equivalents, end of year	$84,884	121,665	81,692

See accompanying notes to consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2017, 2016 and 2015
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

(b) Cash and Cash Equivalents
The Company considers investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2017, the Company had cash of $84,884 of which $70,520 was held outside the United States. As of December 31, 2016, the Company had cash of $121,665 of which $92,419 was held outside the United States.
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
(d) Inventories
The Company accounts for all inventories on the first-in, first-out (“FIFO”) method. Inventories are stated at the lower of cost or net realizable value. Cost has been determined using the FIFO method. Costs included in inventory include raw materials, direct and indirect labor and employee benefits, depreciation, general manufacturing overhead and various other costs of manufacturing. Inventories on hand are compared against anticipated future usage, which is a function of historical usage, anticipated future selling price, expected sales below cost, excessive quantities and an evaluation for obsolescence. Actual results could differ from assumptions used to value obsolete inventory, excessive inventory or inventory expected to be sold below cost and additional reserves may be required.
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
(g) Goodwill and Other Intangible Assets
In accordance with the provisions of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification Topic ("ASC") 350, “Intangibles-Goodwill and Other,” the Company tests goodwill and other intangible assets with indefinite lives for impairment on an annual basis on the first day of the fourth quarter (or on an interim basis if an event occurs that might reduce the fair value of the reporting unit below its carrying value). The Company considers the relationship between its market capitalization and its book value, among other factors, when reviewing for indicators of impairment. The goodwill impairment tests are based on determining the fair value of the specified reporting units based on management’s judgments and assumptions using the discounted cash flows and comparable company market valuation approaches. The Company has identified Global Ceramic, Flooring NA, and Flooring ROW as its reporting units for the purposes of allocating goodwill and intangibles as well as assessing impairments. The valuation approaches are subject to key judgments and assumptions that are sensitive to change such as judgments and assumptions about appropriate sales growth rates, operating margins, weighted average cost of capital (“WACC”), and comparable company market multiples.
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
The impairment evaluation for indefinite lived intangible assets, which for the Company are its trademarks, is conducted on the first day of the fourth quarter of each year, or more frequently if events or changes in circumstances indicate that an asset might be impaired. The first step of the impairment tests for our indefinite lived intangible assets is a thorough assessment of qualitative factors to determine the existence of events or circumstances that would indicate that it is not more likely than not that the fair value of these assets is less than their carrying amounts. If the qualitative test indicates it is not more likely than not that the fair value of these assets is less than their carrying amounts, a quantitative assessment is not required. If a quantitative test is necessary, the second step of our impairment test involves comparing the estimated fair value of a reporting unit to its carrying amount. The determination of fair value used in the impairment evaluation is based on discounted estimates of future sales projections attributable to ownership of the trademarks. Significant judgments inherent in this analysis include assumptions about appropriate sales growth rates, royalty rates, WACC and the amount of expected future cash flows. The judgments and assumptions used in the estimate of fair value are generally consistent with past performance and are also consistent with the projections and assumptions that are used in current operating plans. Such assumptions are subject to change as a result of changing economic and competitive conditions. The determination of fair value is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of the trademarks. Estimated cash flows are sensitive to changes in the economy among other things. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.
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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

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
(i) Financial Instruments
The Company’s financial instruments consist primarily of receivables, accounts payable, accrued expenses and long-term debt. The carrying amounts of receivables, accounts payable and accrued expenses approximate their fair value because of the short-term maturity of such instruments. The Company formed a wholly-owned captive insurance company during 2017 that invests in the Company's commercial paper. These short-term commercial paper investments are classified as trading securities and carried at fair value based upon level two fair value hierarchy. The carrying amount of the Company’s floating rate debt approximates its fair value based upon level two fair value hierarchy. Interest rates that are currently available to the Company for issuance of long-term debt with similar terms and remaining maturities are used to estimate the fair value of the Company’s long-term debt.
(j) Advertising Costs and Vendor Consideration
Advertising and promotion expenses are charged to earnings during the period in which they are incurred. Advertising and promotion expenses included in selling, general, and administrative expenses were $119,560 in 2017, $122,148 in 2016 and $100,012 in 2015.
Vendor consideration, generally cash, is classified as a reduction of net sales, unless specific criteria are met regarding goods or services that the Company may receive in return for this consideration. The Company makes various payments to customers, including rebates, slotting fees, advertising allowances, buy-downs and co-op advertising. All of these payments reduce gross sales with the exception of co-op advertising. Co-op advertising is classified as a selling, general and administrative expense in accordance with ASC 605-50. Co-op advertising expenses, a component of advertising and promotion expenses, were $10,891 in 2017, $11,132 in 2016 and $9,417 in 2015.
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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

(n) Hedges of Net Investments in Non-U.S. Operations

The Company has numerous investments outside the United States. The net assets of these subsidiaries are exposed to changes and volatility in currency exchange rates. The Company uses foreign currency denominated debt to hedge its non-U.S. net investments against adverse movements in exchange rates. The gains and losses on the Company's net investments in its non-U.S. operations are economically offset by losses and gains on its foreign currency borrowings. The Company designated its €500,000 2.00% Senior Notes borrowing as a net investment hedge of a portion of its European operations. For the years ended December 31, 2017, December 31, 2016 and December 31, 2015 the change in the U.S. dollar value of the Company's euro denominated debt was an increase of $74,112 ($46,320 net of taxes), a decrease of $20,644 ($12,902 net of taxes) and an increase of $18,025 ($11,266 net of taxes), respectively, which is recorded in the foreign currency translation adjustment component of accumulated other comprehensive income (loss). The increase in the U.S. dollar value of the Company's debt partially offsets the euro-to-dollar translation of the Company's net investment in its European operations.
(o) Earnings per Share (“EPS”)
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
Dilutive common stock options are included in the diluted EPS calculation using the treasury stock method. There were no common stock options and unvested restricted shares (units) that were excluded from the diluted EPS computation because the price was greater than the average market price of the common shares for the periods presented for 2017, 2016 and 2015.
Computations of basic and diluted earnings per share are presented in the following table:

	2017	2016	2015
Earnings attributable to Mohawk Industries, Inc.	$971,638	930,362	615,302
Accretion of redeemable noncontrolling interest (a)	(46)	(123)	(194)
Net earnings available to common stockholders	$971,592	930,239	615,108

Weighted-average common shares outstanding-basic and diluted:
Weighted-average common shares outstanding - basic	74,357	74,104	73,516
Add weighted-average dilutive potential common shares - options and RSUs to purchase common shares, net	482	464	527
Weighted-average common shares outstanding-diluted	74,839	74,568	74,043
Earnings per share attributable to Mohawk Industries, Inc.
Basic	$13.07	12.55	8.37
Diluted	$12.98	12.48	8.31

(a) Represents the accretion of the Company's redeemable noncontrolling interest to redemption value. The Company will have the option to call and the holder the option to put this noncontrolling interest on May 12, 2018.
(p) Stock-Based Compensation
The Company recognizes compensation expense for all share-based payments granted based on the grant-date fair value estimated in accordance with ASC 718-10, “Stock Compensation”. Compensation expense is generally recognized on a straight-line basis over the awards' estimated lives for fixed awards with ratable vesting provisions.
(q) Employee Benefit Plans
The Company has a 401(k) retirement savings plan (the “Mohawk Plan”) open to substantially all U.S. and Puerto Rico based employees who have completed 90 days of eligible service. The Company contributes $.50 for every $1.00 of employee contributions up to a maximum of 6% of the employee’s salary based upon each individual participants election. Employee and

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

employer contributions to the Mohawk Plan were $53,544 and $22,039 in 2017, $50,542 and $21,002 in 2016 and $45,279 and $18,882 in 2015, respectively.
The Company also has various pension plans covering employees in Belgium, France, and the Netherlands (the “Non-U.S. Plans”) within the Flooring ROW segment. Benefits under the Non-U.S. Plans depend on compensation and years of service. The Non-U.S. Plans are funded in accordance with local regulations. The Company uses December 31 as the measurement date for its Non-U.S. Plans. The Company’s projected benefit obligation and plan assets as of December 31, 2017 were $65,439 and $53,404, respectively. The Company's projected benefit obligation and plan assets as of December 31, 2016 were $48,117 and $40,600, respectively. As of December 31, 2017, the funded status of the Non-U.S. Plans was a liability of $12,035 of which $6,187 was recorded in accumulated other comprehensive income, for a net liability of $5,848 recorded in other long-term liabilities within the consolidated balance sheets. As of December 31, 2016, the funded status of the Non-U.S. Plans was a liability of $7,517 of which $3,803 was recorded in accumulated other comprehensive income (loss), for a net liability of $3,714 recorded in other long-term liabilities within the consolidated balance sheets.
(r) Comprehensive Income (Loss)
Comprehensive income (loss) includes foreign currency translation of assets and liabilities of foreign subsidiaries, effects of exchange rate changes on intercompany balances of a long-term nature and pensions. The Company does not provide income taxes on currency translation adjustments, as earnings from foreign subsidiaries are considered to be indefinitely reinvested. The Company presents currency translation adjustments on non-controlling interests separately from currency translation adjustments on controlling interests in accumulated other comprehensive income (loss) within stockholders' equity.

The changes in accumulated other comprehensive income (loss) by component, net of tax, for years ended December 31, 2017, 2016 and 2015 are as follows:

	Foreign currency translation adjustments	Pensions and post-retirement benefits	Total
Balance as of December 31, 2014	$(428,505)	(816)	(429,321)
Current period other comprehensive income (loss) before reclassifications	(360,147)	(4,100)	(364,247)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Balance as of December 31, 2015	(788,652)	(4,916)	(793,568)
Current period other comprehensive income (loss) before reclassifications	(36,702)	(2,757)	(39,459)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Balance as of December 31, 2016	(825,354)	(7,673)	(833,027)
Current period other comprehensive income (loss) before reclassifications	277,427	(2,927)	274,500
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Balance as of December 31, 2017	$(547,927)	(10,600)	(558,527)

(s) Self-Insurance Reserves
The Company is self-insured in the U.S. for various levels of general liability, auto liability, workers’ compensation and employee medical coverage. Insurance reserves are calculated on an undiscounted basis based on actual claim data and estimates of incurred but not reported claims developed utilizing historical claim trends. Projected settlements and incurred but not reported claims are estimated based on pending claims and historical trends and data. Though the Company does not expect them to do so, actual settlements and claims could differ materially from those estimated. Material differences in actual settlements and claims could have an adverse effect on the Company's results of operations and financial condition.
In the fourth quarter of 2017, the Company formed a wholly-owned captive insurance company, Mohawk Assurance Services, Inc. ("MAS"). MAS insures the retained portion of the Company's U.S. workers' compensation, automobile liability and general liability exposures. The Company funded MAS with an initial cash contribution of $16,876 as a contribution to equity and $67,391 as the net present value of premiums owed by the Company for the insurance provided by MAS. MAS began providing coverage to the Company as of December 22, 2017. MAS has investments of $83,904 in the Company's commercial paper as of December 31, 2017.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

(t) Fiscal Year
The Company ends its fiscal year on December 31. Each of the first three quarters in the fiscal year ends on the Saturday nearest the calendar quarter end with a thirteen week fiscal quarter.
(u) Recent Accounting Pronouncements

- Effective in Future Years

In May 2014, the FASB issued Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers. This topic converges the guidance within U.S. GAAP and International Financial Reporting Standards ("IFRS") and supersedes ASC 605, Revenue Recognition. The new standard requires companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard will also result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively, and improve guidance for multiple-element arrangements. The new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period and early application is not permitted. On July 9, 2015, the FASB decided to defer the effective date of ASC 606 for one year. The deferral results in the new revenue standard being effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017. The Company will adopt the provisions of this new accounting standard on January 1, 2018, using the cumulative effect method. The Company reviewed all of its revenue categories and the only policy change identified was that certain intellectual property contracts will result in an acceleration in the timing of the recognition of revenue, implemented new controls and processes designed to meet the requirements of the standard, and assessed the required new disclosures upon adoption. The adoption of ASC 606 will not have a material impact on the amounts reported in the Company's consolidated financial position, results of operations or cash flows.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). This update clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows. ASU 2016-15 also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. Additionally, the FASB issued ASU 2016-18 in November 2016 to address the classification and presentation of changes in restricted cash on the statement of cash flows. The guidance in these updates should be applied retrospectively and are effective for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. The Company plans to adopt the provisions of these updates at the beginning of fiscal year 2018. The adoption of ASU 2016-15 is not expected to have a material impact on the Company's consolidated financial statements

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the definition of a business. The amendments clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. The guidance in this update is effective for fiscal years beginning after December 15, 2017, and interim periods within those years.

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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. This update simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company adopted the provisions of this update at the beginning of fiscal year 2017, with the statement of cash flows classifications applied retrospectively. Accordingly, cash paid for shares redeemed for taxes of $13,039 and $11,589 was reclassed to financing activities from operating activities for the year ended December 31, 2016 and 2015, respectively. Additionally, excess tax benefits are now classified with other tax flows as an operating activity with $4,697 and $5,690 reclassified from financing activities for the year ended December 31, 2016 and 2015, respectively. The Company has also elected to continue to estimate the number of awards that are expected to vest when accounting for forfeitures.

(2) Acquisitions

2017 Acquisitions

Emil

On April 4, 2017, the Company completed its purchase of Emilceramica S.r.l (“Emil”), a ceramic company in Italy. The total value of the acquisition was $186,099. The Emil acquisition will enhance the Company's cost position and strengthen its combined brand and distribution in Europe. The acquisition's results and purchase price allocation have been included in the consolidated financial statements since the date of the acquisition. The Company's acquisition of Emil resulted in a preliminary goodwill allocation of $59,491, indefinite-lived tradename intangible asset of $16,196 and an intangible asset subject to amortization of $2,348. The goodwill is not expected to be deductible for tax purposes. The factors contributing to the recognition of the amount of goodwill include product, sales and manufacturing synergies. The Emil results are reflected in the Global Ceramic segment and the results of Emil's operations are not material to the Company's consolidated results of operations.

Other Acquisitions

On November 20, 2017, the Company announced that it agreed to acquire Godfrey Hirst Group, the leading flooring company in Australia and New Zealand, further extending Mohawk's global position. The acquisition is expected to close during the second quarter of 2018 for approximately A$556,000 ($434,171 equivalent at December 31, 2017).

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

2015 Acquisitions

IVC Group and KAI Group

On January 13, 2015, the Company entered into a share purchase agreement (the “Share Purchase Agreement”) with Enterhold S.A., a Luxembourg  societe anonyme  (the “Seller”), to acquire all of the outstanding shares of International Flooring

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

Systems S.A., a Luxembourg  societe anonyme , and its subsidiaries (collectively, the “IVC Group”). The IVC Group is a global manufacturer, distributor and marketer of luxury vinyl tile ("LVT") and sheet vinyl. On June 12, 2015, pursuant to the terms of the Share Purchase Agreement, the Company completed the acquisition of IVC Group for  $1,146,437. The results of the IVC Group's operations have been included in the consolidated financial statements since that date in the Flooring NA and the Flooring ROW segments. The IVC Group acquisition will position the Company as a major participant in both the fast growing LVT category and the expanding fiberglass sheet vinyl business.

On May 12, 2015, the Company purchased approximately 90% of all outstanding shares of Advent KAI Luxembourg Holdings S.a r.l., a Luxembourg  societe a respsonsabilite limitee , and its subsidiaries (collectively, the "KAI Group"), an eastern European ceramic tile floor manufacturer. The Company completed the acquisition of the KAI Group for $194,613. The results of the KAI Group's operations have been included in the consolidated financial statements since the date of acquisition in the Global Ceramic segment. The KAI Group has a low cost position in the Bulgarian and Romanian markets. The combination with the Company will present opportunities to enhance the group's product offering, upgrade its technology and expand its exports to other countries. The remaining 10% ownership interest in the KAI Group is controlled by a third party. The 10% interest is subject to redemption provisions that are not solely within the Company’s control and therefore is recorded as a redeemable noncontrolling interest in the mezzanine section of the consolidated balance sheet. Pursuant to the share purchase agreement, the Company (i) acquired approximately 90% of the issued share capital of the KAI Group and (ii) acquired $24 of indebtedness of the KAI Group, in exchange for a net cash payment of $169,540 and debt paid of $25,073.

The Company accounted for the acquisitions of the IVC Group and the KAI Group (the “Acquisitions”) using the acquisition method of accounting, with the Company as the acquirer of the IVC Group and the KAI Group. The combined consideration transferred of $1,341,050 for the Acquisitions, including debt paid and shares issued, was determined in accordance with the respective share purchase agreements. The consideration transferred is allocated to tangible and intangible assets and liabilities based upon their respective fair values.

Xtratherm

On December 7, 2015, the Company completed its purchase of Xtratherm Limited, an Irish company, and certain of its affiliates (collectively, "Xtratherm"), a manufacturer of insulation boards in Ireland, the UK and Belgium. The total value of the acquisition was $158,851 and the consideration transferred is allocated to tangible and intangible assets and liabilities based upon their respective fair values. The Xtratherm acquisition will expand the Company's existing insulation board footprint to include Ireland, the UK and Belgium while capitalizing on expanded product offerings in Belgium. The acquisition's results and purchase price allocation have been included in the consolidated financial statements since the date of the acquisition. The Xtratherm results are reflected in the Flooring ROW segment.

Other Acquisitions

During the first quarter of 2015, the Company acquired certain assets of a distribution business in the Flooring ROW segment for $2,822.

During the third quarter of 2015, the Company acquired certain assets of a ceramic business in the Global Ceramic segment for $20,423.

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

Restructuring, acquisition transaction and integration-related costs consisted of the following during the year ended December 31, 2017, 2016 and 2015, respectively (in thousands):

	2017	2016	2015
Cost of sales
Restructuring costs	$33,109	33,582	35,956
Acquisition integration-related costs	2,916	4,722	9,597
Restructuring and integration-related costs	$36,025	38,304	45,553

Selling, general and administrative expenses
Restructuring costs	$3,976	4,881	5,779
Acquisition transaction-related costs	2,751	—	9,502
Acquisition integration-related costs	6,188	7,438	13,770
Restructuring, acquisition and integration-related costs	$12,915	12,319	29,051

The restructuring activity for the years ended December 31, 2017 and 2016, respectively is as follows (in thousands):

	Lease impairments	Asset write-downs	Severance	Other restructuring costs	Total
Balance as of December 31, 2015	$—	—	8,965	1,065	10,030
Provision - Global Ceramic segment	—	795	1,396	79	2,270
Provision - Flooring NA segment	—	10,048	3,850	18,170	32,068
Provision - Flooring ROW segment	—	184	1,932	2,009	4,125
Cash payments	—	—	(10,958)	(9,982)	(20,940)
Non-cash items	—	(11,027)	(2)	(5,098)	(16,127)
Balance as of December 31, 2016	—	—	5,183	6,243	11,426
Provision - Global Ceramic segment	492	—	1,082	(32)	1,542
Provision - Flooring NA segment	316	6,849	2,500	22,131	31,796
Provision - Flooring ROW segment	—	650	1,518	1,465	3,633
Provision - Corporate	—	—	—	114	114
Cash payments	(449)	(190)	(9,469)	(29,725)	(39,833)
Non-cash items	—	(7,309)	(230)	(44)	(7,583)
Balance as of December 31, 2017	$359	—	584	152	1,095

The Company expects the remaining severance and other restructuring costs to be paid over the next year.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

(4) Receivables

	December 31, 2017	December 31, 2016
Customers, trade	$1,538,348	1,386,306
Income tax receivable	9,835	8,616
Other	96,079	59,564
	1,644,262	1,454,486
Less allowance for discounts, returns, claims and doubtful accounts	86,103	78,335
Receivables, net	$1,558,159	1,376,151
The following table reflects the activity of allowances for discounts, returns, claims and doubtful accounts for the years ended December 31:

	Balance at beginning of year	Acquisitions	Additions charged to net sales or costs and expenses	Deductions(1)	Balance at end of year
2015	$72,603	7,750	272,329	273,735	78,947
2016	78,947	—	296,419	297,031	78,335
2017	78,335	6,510	308,507	307,249	86,103

(1)	Represents charge-offs, net of recoveries.

(5) Inventories
The components of inventories are as follows:

	December 31, 2017	December 31, 2016
Finished goods	$1,326,038	1,127,573
Work in process	159,921	137,310
Raw materials	462,704	410,868
Total inventories	$1,948,663	1,675,751

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

(6) Goodwill and Other Intangible Assets
The Company conducted its annual impairment assessment on the first day of the fourth quarter of 2017 and determined the fair values of its reporting units and trademarks exceeded their carrying values. As a result, no impairment was indicated.
The following table summarizes the components of intangible assets:
Goodwill:

	Global Ceramic	Flooring NA	Flooring ROW	Total
Balances as of December 31, 2015
Goodwill	$1,472,757	867,916	1,280,117	3,620,790
Accumulated impairments losses	(531,930)	(343,054)	(452,441)	(1,327,425)
	940,827	524,862	827,676	2,293,365
Goodwill recognized during the year	—	1,848	1,158	3,006
Currency translation during the year	9,469	—	(31,414)	(21,945)
Balances as of December 31, 2016
Goodwill	1,482,226	869,764	1,249,861	3,601,851
Accumulated impairments losses	(531,930)	(343,054)	(452,441)	(1,327,425)
	950,296	526,710	797,420	2,274,426
Goodwill recognized during the year	$60,493	—	—	60,493
Currency translation during the year	25,153	—	111,387	136,540
Balances as of December 31, 2017
Goodwill	1,567,872	869,764	1,361,248	3,798,884
Accumulated impairments losses	(531,930)	(343,054)	(452,441)	(1,327,425)
	$1,035,942	526,710	908,807	2,471,459

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

Tradenames
Indefinite life assets not subject to amortization:
Balance as of December 31, 2015	$632,349
Intangible assets impaired during the year	(47,905)
Currency translation during the year	(4,297)
Balance as of December 31, 2016	580,147
Intangible assets acquired during the year	16,196
Intangible assets impaired during the year	—
Currency translation during the year	47,865
Balance as of December 31, 2017	$644,208

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

	Customer relationships	Patents	Other	Total
Intangible assets subject to amortization:
Balances as of December 31, 2015	$271,123	26,985	6,084	304,192
Intangible assets acquired during the year	—	—	—	—
Amortization during the year	(25,778)	(13,141)	(626)	(39,545)
Currency translation during the year	(9,641)	(420)	(127)	(10,188)
Balances as of December 31, 2016	235,704	13,424	5,331	254,459
Intangible assets acquired during the year	3,175	—	—	3,175
Amortization during the year	(26,602)	(7,543)	(134)	(34,279)
Currency translation during the year	22,558	1,180	466	24,204
Balances as of December 31, 2017	$234,835	7,061	5,663	247,559

	December 31, 2017
	Cost	Acquisitions	Currency translation	Accumulated amortization	Net Value
Customer Relationships	$569,980	3,175	52,108	390,428	234,835
Patents	234,022	—	32,947	259,908	7,061
Other	6,330	—	495	1,162	5,663
Total	$810,332	3,175	85,550	651,498	247,559

	December 31, 2016
	Cost	Acquisitions	Currency translation	Accumulated amortization	Net Value
Customer Relationships	$588,716	—	(18,736)	334,276	235,704
Patents	243,258	—	(9,236)	220,598	13,424
Other	6,790	—	(460)	999	5,331
Total	$838,764	—	(28,432)	555,873	254,459

	Years Ended December 31,
	2017	2016	2015
Amortization expense	$34,279	39,545	29,909

Estimated amortization expense for the years ending December 31 are as follows:

2018	$28,731
2019	25,685
2020	25,685
2021	25,394
2022	23,564

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

(7) Property, Plant and Equipment
Following is a summary of property, plant and equipment:

	December 31, 2017	December 31, 2016
Land	$385,027	288,633
Buildings and improvements	1,413,877	1,189,408
Machinery and equipment	4,603,911	3,979,349
Furniture and fixtures	211,730	236,183
Leasehold improvements	78,803	77,976
Construction in progress	792,936	472,226
	7,486,284	6,243,775
Less accumulated depreciation and amortization	3,215,494	2,873,427
Net property, plant and equipment	$4,270,790	3,370,348
Additions to property, plant and equipment included capitalized interest of $8,543, $5,608 and $7,091 in 2017, 2016 and 2015, respectively. Depreciation expense was $408,646, $366,233 and $328,486 for 2017, 2016 and 2015, respectively. Included in the property, plant and equipment are capital leases with a cost of $5,984 and $7,986 and accumulated depreciation of $2,071 and $4,436 as of December 31, 2017 and 2016, respectively.

(8) Long-Term Debt

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

At the Company's election, revolving loans under the 2015 Senior Credit Facility bear interest at annual rates equal to either (a) LIBOR for 1, 2, 3 or 6 month periods, as selected by the Company, plus an applicable margin ranging between 1.00% and 1.75% (1.125% as of December 31, 2017), or (b) the higher of the Wells Fargo Bank, National Association prime rate, the Federal Funds rate plus 0.5%, or the Eurocurrency Rate (as defined in the 2015 Senior Credit Facility) rate plus 1.0%, plus an applicable margin ranging between 0.00% and 0.75% (0.125% as of December 31, 2017). The Company also pays a commitment fee to the lenders under the 2015 Senior Credit Facility on the average amount by which the aggregate commitments of the lenders' exceed utilization of the 2015 Senior Credit Facility ranging from 0.10% to 0.225% per annum (0.125% as of December 31, 2017). The applicable margins and the commitment fee are determined based on whichever of the Company's Consolidated Net Leverage Ratio or its senior unsecured debt rating (or if not available, corporate family rating) results in the lower applicable margins and commitment fee (with applicable margins and the commitment fee increasing as that ratio increases or those ratings decline, as applicable).

The obligations of the Company and its subsidiaries in respect of the 2015 Senior Credit Facility are unsecured.

The 2015 Senior Credit Facility includes certain affirmative and negative covenants that impose restrictions on the Company's financial and business operations, including limitations on liens, subsidiary indebtedness, fundamental changes, asset

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

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

As of December 31, 2017, amounts utilized under the 2015 Senior Credit Facility included $62,104 of borrowings and $56,267 of standby letters of credit related to various insurance contracts and foreign vendor commitments. The outstanding borrowings of $1,140,646 under the Company's U.S. and European commercial paper programs as of December 31, 2017 reduce the availability of the 2015 Senior Credit Facility. Including commercial paper borrowings, the Company has utilized $1,259,017 under the 2015 Senior Credit Facility resulting in a total of $540,983 available as of December 31, 2017.

Commercial Paper

On February 28, 2014 and July 31, 2015, the Company established programs for the issuance of unsecured commercial paper in the United States and Eurozone capital markets, respectively. Commercial paper issued under the U.S. and European programs will have maturities ranging up to 397 and 183 days, respectively. None of the commercial paper notes may be voluntarily prepaid or redeemed by the Company and all rank pari passu with all of the Company's other unsecured and unsubordinated indebtedness. To the extent that the Company issues European commercial paper notes through a subsidiary of the Company, the notes will be fully and unconditionally guaranteed by the Company.

The Company uses its 2015 Senior Credit Facility as a liquidity backstop for its commercial paper programs. Accordingly, the total amount outstanding under all of the Company's commercial paper programs may not exceed $1,800,000 (less any amounts drawn on the 2015 Credit Facility) at any time.

The proceeds from the issuance of commercial paper notes will be available for general corporate purposes. As of December 31, 2017 there was $228,500 outstanding under the U.S. commercial paper program, and the euro equivalent of $912,146 under the European program. The weighted-average interest rate and maturity period for the U.S. program were 1.97% and 12.60 days, respectively. The weighted-average interest rate and maturity period for the European program were (0.20)% and 35.19 days, respectively.

Senior Notes

On September 11, 2017, Mohawk Capital Finance S.A. (“Mohawk Finance”), an indirect wholly-owned finance subsidiary of the Company, completed the issuance and sale of €300,000 aggregate principal amount of its Floating Rate Notes due September 11, 2019 ("Floating Rate Notes"). The Floating Rate Notes are senior unsecured obligations of Mohawk Finance and rank pari passu with all of Mohawk Finance’s other existing and future senior unsecured indebtedness. The Floating Rate Notes are fully, unconditionally and irrevocably guaranteed by the Company on a senior unsecured basis. These notes bear interest at a rate per annum, reset quarterly, equal to three-month EURIBOR plus 0.3% (but in no event shall the interest rate be less than zero). Interest on the Floating Rate Notes is payable quarterly on September 11, December 11, March 11, and June 11 of each year. Mohawk Finance paid financing costs of $911 in connection with the Floating Rate Notes. These costs were deferred and are being amortized over the term of the Floating Rate Notes.

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

As defined in the related agreements, the Company's senior notes contain covenants, representations and warranties and events of default, subject to exceptions, and restrictions on the Company’s financial and business operations, including limitations on liens, restrictions on entering into sale and leaseback transactions, fundamental changes, and a provision allowing the holder of the notes to require repayment upon a change of control triggering event.

Accounts Receivable Securitization

On December 19, 2012, the Company entered into a three-year on-balance sheet trade accounts receivable securitization agreement (the "Securitization Facility"). On September 11, 2014, the Company made certain modifications to its Securitization Facility, which modifications, among other things, increased the aggregate borrowings available under the facility from $300,000 to $500,000 and decreased the interest margins on certain borrowings. Amounts borrowed under the Securitization Facility bore interest at LIBOR plus an applicable margin of 0.70% per annum and the borrower paid a commitment fee at a per annum rate of 0.30% on the unused amount of each lender’s commitment. On December 10, 2015, the Company extended the termination date to December 19, 2016, and on December 13, 2016, the Company extended the termination date to December 19, 2017. The Company paid financing costs of $250 in connection with the second extension. These costs were deferred and amortized over the term of the Securitization Facility. The Securitization Facility expired in accordance with its terms on December 19, 2017.

The fair values and carrying values of our debt instruments are detailed as follows:

	December 31, 2017		December 31, 2016
	Fair Value	Carrying Value	Fair Value	Carrying Value
3.85% senior notes, payable February 1, 2023; interest payable semiannually	$622,752	600,000	615,006	600,000
2.00% senior notes, payable January 14, 2022; interest payable annually	634,193	600,096	556,460	525,984
Floating Rate Notes, payable September 11, 2019, interest payable quarterly	360,807	360,058	—	—
U.S. commercial paper	228,500	228,500	283,800	283,800
European commercial paper	912,146	912,146	536,503	536,503
Five-year senior secured credit facility, due March 26, 2022	62,104	62,104	60,672	60,672
Securitization facility	—	—	500,000	500,000
Capital leases and other	6,934	6,934	11,643	11,643
Unamortized debt issuance costs	(6,260)	(6,260)	(7,117)	(7,117)
Total debt	2,821,176	2,763,578	2,556,967	2,511,485
Less current portion of long term debt and commercial paper	1,203,683	1,203,683	1,382,738	1,382,738
Long-term debt, less current portion	$1,617,493	1,559,895	1,174,229	1,128,747

The fair values of the Company’s debt instruments were estimated using market observable inputs, including quoted prices in active markets, market indices and interest rate measurements. Within the hierarchy of fair value measurements, these are Level 2 fair values.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

The aggregate maturities of long-term debt as of December 31, 2017 are as follows:

2018	$1,203,683
2019	360,514
2020	599
2021	441
2022	597,995
Thereafter	600,346
$2,763,578

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

(9) Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses are as follows:

	December 31, 2017	December 31, 2016
Outstanding checks in excess of cash	$8,879	12,269
Accounts payable, trade	810,034	729,415
Accrued expenses	363,919	333,942
Product warranties	39,035	46,347
Accrued interest	22,363	20,396
Accrued compensation and benefits	207,442	193,213
Total accounts payable and accrued expenses	$1,451,672	1,335,582

(10) Stock-Based Compensation

The Company recognizes compensation expense for all share-based payments granted for the years ended December 31, 2017, 2016 and 2015 based on the grant-date fair value estimated in accordance with the provisions of ASC 718-10. Compensation expense is recognized on a straight-line basis over the options’ or other awards’ estimated lives for fixed awards with ratable vesting provisions.

Under the Company’s 2012 Incentive Plan (“2012 Plan”), the Company's principal stock compensation plan as of May 9, 2012, the Company reserved up to a maximum of 3,200 shares of common stock for issuance upon the grant or exercise of stock options, restricted stock, restricted stock units (“RSUs”) and other types of awards, to directors and key employees through December 31, 2022. Option awards are granted with an exercise price equal to the market price of the Company’s common stock on the date of the grant and generally vest between three and five years with a 10-year contractual term. The grant date fair value of restricted stock and RSUs is equal to the market price of the Company’s common stock on the date of the grant and generally vest between three and five years. On May 19, 2017, the Company's stockholders approved the 2017 Long-Term Incentive Plan (“2017 Plan”), which allows the Company to reserve up to a maximum of 3,000 shares of common stock for issuance upon the grant or exercise of awards under the 2017 Plan. No additional awards may be granted under the 2012 Plan after May 19, 2017. As of December 31, 2017, there have been no awards granted under the 2017 Plan.

Stock Option Plans
Additional information relating to the Company’s stock option plans follows:

	2017	2016	2015
Options outstanding at beginning of year	91	169	298
Options exercised	(28)	(78)	(66)
Options forfeited and expired	—	—	(63)
Options outstanding at end of year	63	91	169
Options exercisable at end of year	63	90	164
Option prices per share:
Options exercised during the year	$ 57.34-66.14	28.37-93.65	28.37-93.65
Options forfeited and expired during the year	$—	—	28.37-88.33
Options outstanding at end of year	$ 57.34-66.14	57.34-66.14	28.37-93.65
Options exercisable at end of year	$ 57.34-66.14	57.34-66.14	28.37-93.65
During 2017, 2016 and 2015, a total of 1 shares were awarded each year to certain non-employee directors in lieu of cash for their annual retainers.
The Company’s Board of Directors has authorized the repurchase of up to 15,000 shares of the Company’s outstanding common stock. For the years ended December 31, 2017, 2016 and 2015, the Company did not repurchase any shares. Since the

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

inception of the program, a total of approximately 11,521 shares have been repurchased at an aggregate cost of approximately $335,455. All of these repurchases have been financed through the Company’s operations and banking arrangements.
A summary of the Company’s options under the 2002, 2007 and 2012 Plans as of December 31, 2017, and changes during the year then ended is presented as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Options outstanding, December 31, 2016	91	$63.84
Granted	—	—
Exercised	(28)	66.08
Forfeited and expired	—	—
Options outstanding, December 31, 2017	63	$62.86	3.8	$13,446
Vested and expected to vest as of December 31, 2017	63	$62.86	3.8	$13,446
Exercisable as of December 31, 2017	63	$62.86	3.8	$13,446
The Company has not granted options since the year ended December 31, 2012. The total intrinsic value of options exercised during the years ended December 31, 2017, 2016, and 2015 was $5,005, $10,571 and 7,252, respectively. Total compensation expense recognized for the years ended December 31, 2017, 2016 and 2015 was $6 ($4, net of tax), $40 ($24, net of tax) and $209 ($131, net of tax), respectively, which was allocated to selling, general and administrative expenses. The remaining unamortized expense for non-vested compensation expense as of December 31, 2017 was $0.
The following table summarizes information about the Company’s stock options outstanding as of December 31, 2017:

	Outstanding			Exercisable
Exercise price range	Number of shares	Average life	Average price	Number of shares	Average price
$57.34-$57.34	23	3.15	57.34	23	57.34
$66.14-$66.14	40	4.14	66.14	40	66.14
Total	63	3.77	$63.84	63	$63.82

Restricted Stock Plans
A summary of the Company’s RSUs under the 2007 and 2012 Plans as of December 31, 2017, and changes during the year then ended is presented as follows:

	Shares	Weighted average grant date fair value	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Restricted Stock Units outstanding, December 31, 2016	695	$113.51
Granted	154	226.91
Released	(284)	106.30
Forfeited	(10)	190.53
Restricted Stock Units outstanding, December 31, 2017	555	$147.28	1.1	$152,017
Expected to vest as of December 31, 2017	546		1.1	$146,650
The Company recognized stock-based compensation costs related to the issuance of RSUs of $36,316 ($22,037, net of taxes), $35,019 ($21,250, net of taxes) and $32,343 (20,832, net of taxes) for the years ended December 31, 2017, 2016 and 2015,

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

respectively, which has been allocated to selling, general and administrative expenses. Pre-tax unrecognized compensation expense for unvested RSUs granted to employees, net of estimated forfeitures, was $25,286 as of December 31, 2017, and will be recognized as expense over a weighted-average period of approximately 1.28 years.
Additional information relating to the Company’s RSUs under the 2007 and 2012 Plans is as follows:

	2017	2016	2015
Restricted Stock Units outstanding, January 1	695	750	725
Granted	154	187	248
Released	(284)	(226)	(212)
Forfeited	(10)	(16)	(11)
Restricted Stock Units outstanding, December 31	555	695	750
Expected to vest as of December 31	546	682	731

(11) Other Expense (Income)
Following is a summary of other expense (income):

	2017	2016	2015
Foreign currency losses	$8,395	1,099	9,295
Release of indemnification asset	4,459	5,371	11,180
All other, net	(7,649)	(8,199)	(2,856)
Total other expense (income)	$5,205	(1,729)	17,619

(12) Income Taxes
Following is a summary of earnings before income taxes for United States and foreign operations:

	2017	2016	2015
United States	$754,562	627,567	324,210
Foreign	563,295	613,558	424,651
Earnings before income taxes	$1,317,857	1,241,125	748,861
Income tax expense (benefit) for the years ended December 31, 2017, 2016 and 2015 consists of the following:

	2017	2016	2015
Current income taxes:
U.S. federal	$327,697	247,917	117,602
State and local	17,811	31,939	11,175
Foreign	73,248	61,712	31,981
Total current	418,756	341,568	160,758
Deferred income taxes:
U.S. federal	(17,419)	(16,167)	4,165
State and local	(3,046)	(22,115)	(3,983)
Foreign	(55,126)	4,273	(29,065)
Total deferred	(75,591)	(34,009)	(28,883)
Total	$343,165	307,559	131,875
The geographic dispersion of earnings and losses contributes to the annual changes in the Company’s effective tax rates. Approximately 57% of the Company’s current year earnings before income taxes was generated in the United States at a combined federal and state effective tax rate that is higher than the Company’s overall effective tax rate. The Company is also subject to

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

taxation in other jurisdictions where it has operations, including Australia, Belgium, Bulgaria, France, Ireland, Italy, Luxembourg, Malaysia, Mexico, the Netherlands, Russia and Spain. The effective tax rates that the Company accrues in these jurisdictions vary widely, but they are generally lower than the Company’s overall effective tax rate. The Company’s domestic effective tax rates for the years ended December 31, 2017, 2016 and 2015 were 43.1%, 38.5%, and 39.8%, respectively, and its non-U.S. effective tax rates for the years ended December 31, 2017, 2016 and 2015 were 3.2%, 10.8%, and 0.7%, respectively. The difference in rates applicable in foreign jurisdictions results from a number of factors, including lower statutory rates, historical loss carry-forwards, financing arrangements, and other factors. The Company’s effective tax rate has been and will continue to be impacted by the geographical dispersion of the Company’s earnings and losses. To the extent that domestic earnings increase while the foreign earnings remain flat or decrease, or increase at a lower rate, the Company’s effective tax rate will increase.
Income tax expense (benefit) attributable to earnings before income taxes differs from the amounts computed by applying the U.S. statutory federal income tax rate to earnings before income taxes as follows:

	2017	2016	2015
Income taxes at statutory rate	$461,250	434,394	262,102
State and local income taxes, net of federal income tax benefit	10,133	6,298	4,951
Foreign income taxes(a)	(113,520)	(111,217)	(95,198)
Change in valuation allowance	10,008	(21,106)	(14,237)
2017 revaluation of deferred tax assets and liabilities (b)	(150,546)	—	—
Deemed Repatriation Transition Tax	105,165	—	—
Tax contingencies and audit settlements, net	23,097	2,496	(23,032)
Other, net	(2,422)	(3,306)	(2,711)
	$343,165	307,559	131,875
(a) Foreign income taxes includes statutory rate differences, financing arrangements, withholding taxes, local income taxes, notional deductions, and other miscellaneous items.
(b) 2017 revaluation of deferred tax assets and liabilities includes $106,107 related to TCJA and $44,439 related to Belgium tax reform.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2017 and 2016 are presented below:

	2017	2016
Deferred tax assets:
Accounts receivable	$18,481	23,521
Inventories	41,169	48,673
Employee benefits	42,191	76,143
Accrued expenses and other	52,635	72,258
Deductible state tax and interest benefit	2,087	5,186
Intangibles	22,119	12,874
Federal, foreign and state net operating losses and credits	530,978	456,130
Gross deferred tax assets	709,660	694,785
Valuation allowance	(362,963)	(289,078)
Net deferred tax assets	346,697	405,707
Deferred tax liabilities:
Inventories	(14,423)	(13,099)
Plant and equipment	(397,668)	(426,087)
Intangibles	(170,817)	(243,339)
Other liabilities	(31,702)	(50,041)
Gross deferred tax liabilities	(614,610)	(732,566)
Net deferred tax liability	$(267,913)	(326,859)

The Company evaluates its ability to realize the tax benefits associated with deferred tax assets by analyzing its forecasted taxable income using both historic and projected future operating results, the reversal of existing temporary differences, taxable income in prior carry-back years (if permitted) and the availability of tax planning strategies. The valuation allowance as of December 31, 2017, and 2016 is $362,963 and $289,078, respectively. The valuation allowance as of December 31, 2017 relates to the net deferred tax assets of certain of the Company’s foreign subsidiaries as well as certain state net operating losses and tax credits. The total change in the 2017 valuation allowance was an increase of $73,885 which includes $36,792 related to foreign currency translation. The total change in the 2016 valuation allowance was an increase of $1,498, which includes $(9,364) related to foreign currency translation.
Management believes it is more likely than not that the Company will realize the benefits of its deferred tax assets, net of valuation allowances, based upon the expected reversal of deferred tax liabilities and the level of historic and forecasted taxable income over periods in which the deferred tax assets are deductible.
As of December 31, 2017, the Company has state net operating loss carry forwards and state tax credits with potential tax benefits of $74,985, net of federal income tax benefit; these carry forwards expire over various periods based on taxing jurisdiction. A valuation allowance totaling $33,503 has been recorded against these state deferred tax assets as of December 31, 2017. In addition, as of December 31, 2017, the Company has net operating loss carry forwards in various foreign jurisdictions with potential tax benefits of $455,161. A valuation allowance totaling $329,301 has been recorded against these deferred tax assets as of December 31, 2017.
Historically, the Company has not provided for U.S. federal and state income taxes on the undistributed accumulated earnings of its foreign subsidiaries because such earnings and profits ("E&P") were deemed to be permanently reinvested. Due to the passage of the Tax Cuts and Jobs Act (“TCJA”) on December 22, 2017, the Company was required to recognize U.S. federal and state taxes on the higher of its accumulated earnings as of November 2, 2017, or December 31, 2017. Accordingly, as of December 31, 2017, the Company recognized $105,165 of income tax expense on its November 2, 2017 E&P from its foreign subsidiaries, as discussed further below. As of December 31, 2017, the Company has approximately $860,000 of E&P previously subject to U.S. federal and state taxes and should this E&P be distributed in the form of dividends in the future, the Company might be subject to withholding taxes (possibly offset by U.S. foreign tax credits) in various foreign jurisdictions, but the Company

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

would not expect incremental U.S. federal or state taxes to be accrued on the now previously taxed E&P. Despite the new territorial tax regime created by the TCJA, the Company continues to assert that earnings of its foreign subsidiaries are permanently reinvested.
The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the income tax effects of the TCJA. SAB 118 provides a measurement period that should not extend beyond one year from the enactment date of the TCJA for companies to complete the accounting under ASC 740, Income Taxes ("ASC 740"). In accordance with SAB 118, a company must (1) reflect the income tax effects of those aspects of TCJA for which the accounting under ASC 740 is complete, (2) record a provisional estimate for those aspects of TCJA for which the accounting is incomplete but a reasonable estimate can be made, and/or (3) continue to apply ASC 740 on the basis of the provisions of tax laws in effect immediately before the enactment of the TCJA if no reasonable estimate can be made.
The Company has recorded a net provisional tax expense of $45,249 based on the initial impact of the TCJA and related transactions for the year ended December 31, 2017. This net tax expense primarily consists of a tax expense of $105,165 for the Deemed Repatriation Transition Tax and $46,191 for related transactions, offset by a tax benefit of $106,107 for the corporate tax rate reduction, and the associated revaluation of the Company’s net deferred tax liability. For various reasons that are discussed more fully below, the Company has not completed its accounting for the income tax effects of certain elements of the TCJA. The Company was able to make reasonable estimates of the effects of certain elements for which the analysis is not yet complete, and as such, it recorded provisional estimates. The Company was not able to make reasonable estimates of the impact of certain other elements, and therefore has not recorded any estimates related to those elements and have continued accounting for them in accordance with ASC 740 on the basis of the tax laws in effect before the TCJA.
The TCJA reduced the US corporate tax rate from 35% to 21% effective January 1, 2018. For certain of the Company's deferred tax assets and liabilities, it recorded a provisional decrease of $106,107, with a corresponding net estimated deferred tax benefit. While the Company is able to make a reasonable estimate of the impact of the rate reduction, it may be affected by other analysis to the TCJA, including, but not limited to, our calculations of deemed repatriation of deferred foreign income and the state tax effect, 2017 expenditures that qualify for immediate expensing, and amounts limited for payments to covered employees.
The Deemed Repatriation Transition Tax (“Transition Tax”) is a tax on previously untaxed E&P of certain foreign subsidiaries. To determine the amount of the Transition Tax, the Company must determine, in addition to other factors, the amount of post-1986 E&P of the relevant foreign subsidiaries, as well as the amount of non-U.S. income tax paid on such earnings. The Company was able to make a provisional estimate of the Transition Tax obligation; however, the Company is continuing to gather additional information to compute a more precise amount. The Company will elect to pay the transition tax liability over the 8-year deferral period, with 8% due in each of the first five years, 15% in the sixth year, 20% in the seventh year, and 25% in the eighth year. This total liability of $105,165 is recorded in other long-term liabilities within the December 31, 2017 consolidated balance sheet.
Because of the complexity of the new Global Intangible Low-Taxed Income (“GILTI”) rules, the Company is continuing to evaluate this provision of the TCJA and the application of ASC 740. Accordingly, the accounting is incomplete, and the Company is not yet able to make reasonable estimates of the effects; therefore, no provisional estimates were recorded. Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). The Company’s selection of an accounting policy with respect to the new GILTI tax rules will depend on complex calculations that the Company is unable to reasonably determine at this time.
The Company will continue to evaluate the interpretations of the TCJA, the assumptions made within the calculations, and future guidance that may be issued to determine the impact, if any, on these provisional calculations, which may materially change the Company’s tax determinations.
The Company has also recorded a net tax benefit of $44,439 related to the December 25, 2017 Belgium enacted tax reform legislation. This tax benefit relates to the reduction of the Belgium corporate income tax rate from 33.99% to 29.58% for January 1, 2018 and January 1, 2019, respectively, with a further reduction to 25% effective January 1, 2020, and the associated revaluation of the Company's net deferred tax liability. The Belgium tax reform legislation also sets an annual limitation on the utilization of net operating losses and provides for the creation of a consolidated corporate income tax regime.

Tax Uncertainties

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

In the normal course of business, the Company’s tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing jurisdictions. Accordingly, the Company accrues liabilities when it believes that it is not more likely than not that it will realize the benefits of tax positions that it has taken in its tax returns or for the amount of any tax benefit that exceeds the cumulative probability threshold in accordance with ASC 740-10. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties related to unrecognized tax benefits in income tax expense (benefit). Differences between the estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material adverse effect on the Company’s consolidated financial position but could possibly be material to the Company’s consolidated results of operations or cash flow in any given quarter or annual period.

As of December 31, 2017, the Company’s gross amount of unrecognized tax benefits is $65,631, excluding interest and penalties. If the Company were to prevail on all uncertain tax positions, $52,433 of the unrecognized tax benefits would affect the Company’s effective tax rate, exclusive of any benefits related to interest and penalties.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2017	2016
Balance as of January 1	$46,434	51,037
Additions based on tax positions related to the current year	28,663	2,221
Additions for tax positions of acquired companies	1,776	—
Additions for tax positions of prior years	876	6,412
Reductions resulting from the lapse of the statute of limitations	(14,502)	(6,294)
Settlements with taxing authorities	(655)	(6,555)
Effects of foreign currency translation	3,039	(387)
Balance as of December 31	$65,631	46,434
The Company will continue to recognize interest and penalties related to unrecognized tax benefits as a component of its income tax provision. As of December 31, 2017 and 2016, the Company has $8,252 and $8,020, respectively, accrued for the payment of interest and penalties, excluding the federal tax benefit of interest deductions where applicable. During the years ended December 31, 2017, 2016 and 2015, the Company accrued interest and penalties through the consolidated statements of operations of $165, $2,170 and $(5,635), respectively.
The Company believes that its unrecognized tax benefits could decrease by $13,248 within the next twelve months. The Company has effectively settled all Federal income tax matters related to years prior to 2010. Various other state and foreign income tax returns are open to examination for various years.

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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

(13) Commitments and Contingencies
The Company is obligated under various operating leases for office and manufacturing space, machinery, and equipment. Future minimum lease payments under non-cancelable capital and operating leases (with initial or remaining lease terms in excess of one year) as of December 31 are as follows:

	Capital	Operating	Total Future Payments
2018	$1,433	115,736	117,169
2019	1,094	91,226	92,320
2020	769	70,146	70,915
2021	597	47,356	47,953
2022	590	26,927	27,517
Thereafter	3,954	39,615	43,569
Total payments	8,437	391,006	399,443
Less amount representing interest	1,510
Present value of capitalized lease payments	$6,927

Rental expense under operating leases was $145,176, $125,103 and $116,633 in 2017, 2016 and 2015, respectively.

The Company had approximately $56,267 and $941 in standby letters of credit for various insurance contracts and commitments to foreign vendors as of December 31, 2017 and 2016, respectively that expire within two years.

The Company is involved in litigation from time to time in the regular course of its business. Except as noted below and in Note 12-Income Taxes Belgian Tax Matter, there are no material legal proceedings pending or known by the Company to be contemplated to which the Company is a party or to which any of its property is subject.

Alabama Municipal Litigation

In September 2016, the Water Works and Sewer Board of the City of Gadsden, Alabama (the “Gadsden Water Board”) filed an individual complaint in the Circuit Court of Etowah County, Alabama against certain manufacturers, suppliers, and users of chemicals containing perfluorinated compounds, including the Company. On October 26, 2016, the defendants removed the case to the United States District Court for the Northern District of Alabama, Middle Division, alleging diversity of citizenship and fraudulent joinder. The Gadsden Water Board filed a motion to remand the case back to the state court, and the defendants opposed the Gadsden Water Board’s motion. The federal court granted Gadsden Water Board's motion for remand. On October 24, 2017, the Company appealed the federal court's determination that co-defendant Industrial Chemicals, Inc. ("ICI") was properly joined as a party to the case. On February 22, 2018, the Court of Appeals dismissed the appeal for lack of jurisdiction. ICI's presence in the case deprives the federal court of jurisdiction over the case.

In May, 2017, the Water Works and Sewer Board of the Town of Centre, Alabama (the “Centre Water Board”) filed a very similar complaint to the Gadsden Water Board complaint in the Circuit Court of Cherokee County. On June 19, 2017, the defendants removed this case to the United States District Court for the Northern District of Alabama, Middle Division, again alleging diversity of citizenship and fraudulent joinder. The Centre Water Board filed a motion to remand the case back to state court, and the defendants opposed the Centre Water Board’s motion. The federal court granted Centre Water Board's motion for remand. On December 6, 2017, the Company appealed the federal court's determination that co-defendant ICI was properly joined as a party to that case as well. On January 31, 2018, the Court of Appeals dismissed the appeal for lack of jurisdiction.  ICI's presence in the case deprives the federal court of jurisdiction over the case.

The Company has never manufactured perfluorinated compounds but purchased them for use in the manufacture of its carpets prior to 2007. The Gadsden and Centre Water Boards are not alleging that chemical levels in the Company’s wastewater discharge exceeded legal limits. Instead, the Gadsden and Centre Water Boards are seeking lost profits based on allegations that their customers decreased water purchases, as well as reimbursement for the cost of a filter and punitive damages.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

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

On March 23 and April 30, 2015, the Company entered into agreements to settle all claims brought by the class of direct and indirect purchasers, and the trial court entered orders granting approval of the settlements on November 19, 2015 and January 27, 2016. Certain individual members of the indirect purchaser class sought to overturn the approval through appeals to the Sixth Circuit Court of Appeals, all of which were dismissed. The Company has also entered into settlement agreements resolving all of the claims brought on behalf of all of the consolidated individual lawsuits.

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

During the year ended December 31, 2015, the Company recorded a $122,480 charge within selling, general and administrative expenses for the settlement and defense of the antitrust cases. All of the antitrust cases have now been finally settled and all consolidated cases have been dismissed.

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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

(14) Consolidated Statements of Cash Flows Information
Supplemental disclosures of cash flow information are as follows:

	2017	2016	2015
Net cash paid (received) during the years for:
Interest	$33,952	57,269	67,974
Income taxes	$373,900	276,789	133,283

Supplemental schedule of non-cash investing and financing activities:
Additions to property, plant and equipment	$30,643	—	—

Fair value of net assets acquired in acquisition	$369,956	—	1,564,970
Noncontrolling interest of assets acquired	—	—	(24,160)
Liabilities assumed in acquisition	(119,157)	—	(17,147)
Shares issued for acquisitions	—	—	(153,096)
	$250,799	—	1,370,567

(15) Segment Reporting
The Company has three reporting segments: the Global Ceramic segment, the Flooring NA segment and the Flooring ROW segment. The Global Ceramic segment designs, manufactures, sources and markets a broad line of ceramic tile, porcelain tile, natural stone, quartz, porcelain slab countertops and other products, which it distributes primarily in North America, Europe and Russia through its network of regional distribution centers and Company-operated service centers using company-operated trucks, common carriers or rail transportation. The segment’s product lines are sold through Company-operated service centers, independent distributors, home center retailers, tile and flooring retailers and contractors. The Flooring NA segment designs, manufactures, sources and markets its floor covering product lines, including carpets, rugs, carpet pad, hardwood, laminate and vinyl products, including luxury vinyl tile ("LVT"), which it distributes through its network of regional distribution centers and satellite warehouses using company-operated trucks, common carrier or rail transportation. The segment’s product lines are sold through various selling channels, including independent floor covering retailers, distributors, home centers, mass merchandisers, department stores, shop at home, buying groups, commercial contractors and commercial end users. The Flooring ROW segment designs, manufactures, sources, licenses and markets laminate, hardwood flooring, roofing elements, insulation boards, medium-density fiberboard ("MDF"), chipboards, other wood products, sheet vinyl and LVT, which it distributes primarily in Europe and Russia through various selling channels, which include retailers, independent distributors and home centers.

The accounting policies for each operating segment are consistent with the Company’s policies for the consolidated financial statements. Amounts disclosed for each segment are prior to any elimination or consolidation entries. Corporate general and administrative expenses attributable to each segment are estimated and allocated accordingly. Segment performance is evaluated based on operating income. No single customer accounted for more than 10% of net sales for the years ended December 31, 2017, 2016 or 2015.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

Segment information is as follows:

	2017	2016	2015
Net sales:
Global Ceramic	$3,405,100	3,174,706	3,012,859
Flooring NA	4,010,858	3,865,746	3,602,112
Flooring ROW	2,075,452	1,918,635	1,456,898
Intersegment sales	(120)	—	(306)
	$9,491,290	8,959,087	8,071,563
Operating income (loss):
Global Ceramic	$525,401	478,448	414,154
Flooring NA	540,337	505,115	264,271
Flooring ROW	329,054	333,091	203,370
Corporate and intersegment eliminations	(40,619)	(36,711)	(44,229)
	$1,354,173	1,279,943	837,566
Depreciation and amortization:
Global Ceramic	$161,913	135,370	118,801
Flooring NA	159,980	148,067	137,064
Flooring ROW	114,794	116,048	97,239
Corporate	9,985	9,982	9,543
	$446,672	409,467	362,647
Capital expenditures (excluding acquisitions):
Global Ceramic	$310,650	263,401	247,829
Flooring NA	355,941	248,843	148,598
Flooring ROW	221,763	144,207	95,447
Corporate	17,644	15,674	11,783
	$905,998	672,125	503,657
Assets:
Global Ceramic	$4,838,310	4,024,859	3,846,133
Flooring NA	3,702,137	3,410,856	3,164,525
Flooring ROW	3,245,424	2,689,592	2,805,246
Corporate and intersegment eliminations	308,982	105,289	118,496
	$12,094,853	10,230,596	9,934,400
Geographic net sales:
United States	$6,009,165	5,842,683	5,399,561
All other countries	3,482,125	3,116,404	2,672,002
	$9,491,290	8,959,087	8,071,563
Long-lived assets (1):
United States	$3,339,363	3,092,902	2,945,783
Belgium	1,705,947	1,371,397	1,377,533
All other countries	1,696,939	1,180,475	1,117,167
	$6,742,249	5,644,774	5,440,483
Net sales by product categories (2):
Soft surface	$3,655,525	3,414,956	3,056,946
Tile	3,485,245	3,258,136	3,094,389
Laminate and wood	2,350,520	2,285,995	1,920,228
	$9,491,290	8,959,087	8,071,563

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

(1)	Long-lived assets are composed of property, plant and equipment, net, and goodwill.

(2)
The soft surface product category includes carpets, rugs, carpet pad, LVT and sheet vinyl. The tile product category includes ceramic tile, porcelain tile and natural stone. The laminate and wood product category includes laminate, hardwood, roofing elements, insulation boards, MDF, chipboards, and licensing.

(16) Quarterly Financial Data (Unaudited)
The supplemental quarterly financial data are as follows:

	Quarters Ended
	April 1, 2017	July 1, 2017	September 30, 2017	December 31, 2017
Net sales	$2,220,645	2,453,038	2,448,510	2,369,097
Gross profit	680,353	779,136	783,301	753,624
Net earnings	200,554	260,681	270,025	240,378
Basic earnings per share	2.70	3.51	3.63	3.23
Diluted earnings per share	2.68	3.48	3.61	3.21

	Quarters Ended
	April 2, 2016	July 2, 2016	October 1, 2016	December 31, 2016
Net sales	$2,172,046	2,310,336	2,294,139	2,182,566
Gross profit	639,679	755,588	726,559	690,999
Net earnings	171,548	255,188	269,878	233,748
Basic earnings per share	2.32	3.44	3.64	3.15
Diluted earnings per share	2.30	3.42	3.62	3.13

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures
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

The Company acquired Emilceramica S.r.l (“Emil”) during 2017, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, Emil’s internal control over financial reporting associated with total assets of $258.9 million and total net sales of $130.5 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2017.

Under the supervision and with the participation of management, including the Company's Principal Executive Officer and Principal Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of the Company's internal control over financial reporting as of December 31, 2017.  In conducting this evaluation, the Company used the framework set forth in the report titled “Internal Control - Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the results of this evaluation, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2017 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit report which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

The information required by this item is incorporated by reference to information contained in the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders under the following headings: “Election of Directors—Director, Director Nominee and Executive Officer Information,” “—Nominees for Director,” “—Continuing Directors,” “—Executive Officers,” “—Meetings and Committees of the Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Audit Committee” and “Corporate Governance.” The Company has adopted the Mohawk Industries, Inc. Standards of Conduct and Ethics, which applies to all of its directors, officers and employees. The standards of conduct and ethics are publicly available on the Company’s website at http://www.mohawkind.com and will be made available in print to any stockholder who requests them without charge. If the Company makes any substantive amendments to the standards of conduct and ethics, or grants any waiver, including any implicit waiver, from a provision of the standards required by regulations of the Commission to apply to the Company’s chief executive officer, chief financial officer or chief accounting officer, the Company will disclose the nature of the amendment or waiver on its website. The Company may elect to also disclose the amendment or waiver in a report on Form 8-K filed with the SEC. The Company has adopted the Mohawk Industries, Inc. Board of Directors Corporate Governance Guidelines, which are publicly available on the Company’s website and will be made available to any stockholder who requests it.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to information contained in the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders under the following headings: “Compensation, Discussion and Analysis,” “Executive Compensation and Other Information—Summary Compensation Table,” “—Grants of Plan Based Awards,” “—Outstanding Equity Awards at Fiscal Year End,” “—Option Exercises and Stock Vested,” “—Nonqualified Deferred Compensation,” “—Certain Relationships and Related Transactions,” “—Compensation Committee Interlocks and Insider Participation,” “—Compensation Committee Report” and “Director Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to information contained in the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders under the following headings: “Executive Compensation and Other Information—Equity Compensation Plan Information,” and “—Principal Stockholders of the Company.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to information contained in the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders under the following heading: “Election of Directors—Meetings and Committees of the Board of Directors,” and “Executive Compensation and Other Information—Certain Relationships and Related Transactions.”

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to information contained in the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders under the following heading: “Audit Committee—Principal Accountant Fees and Services” and “Election of Directors—Meetings and Committees of the Board of Directors.”

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

*4.2
First Supplemental Indenture, dated as of January 31, 2013, by and between Mohawk Industries, Inc. and U.S. Bank National Association, as Trustee (Incorporated herein by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K dated January 31, 2013.)

*4.3
Second Supplemental Indenture, dated as of June 9, 2015, by and among Mohawk Industries, Inc., as Issuer, U.S. Bank National Association, as Trustee, Elavon Financial Services Limited, UK Branch, as initial Paying Agent and Elavon Financial Services Limited, as initial Registrar (Incorporated herein by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated June 9, 2015.)

*4.4
Indenture, dates as of September 11, 2017, by and among Mohawk Capital Finance S.A., as issuer, Mohawk Industries, Inc., as parent guarantor and U.S. Bank National Association, as trustee. (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated September 11, 2017.)

*4.5
First Supplemental Indenture, dated as of September 11, 2017, bay and among Mohawk Capital Finance S.A., as issuer, Mohawk Industries, Inc., as parent guarantor, U.S. Bank National Association, as trustee, initial registrar and transfer agent and Elavon Financial Services DAC, UK Branch, as initial paying agent and calculation agent. (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated September 11, 2017.)

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

*10.5
Amendment No. 2 to Credit and Security Agreement and Waiver, dated as of April 11, 2014, by and among Mohawk Factoring, LLC, Mohawk Servicing, LLC, the lenders party hereto, the liquidity banks party hereto, the co-agents party hereto and SunTrust Bank, as administrative agent. (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2014.)

*10.6
Amendment No. 3 to Credit and Security Agreement and Omnibus Amendment, dated as of September 11, 2014, by and among Mohawk Factoring, LLC, Mohawk Servicing, LLC, the lenders party hereto, the liquidity banks party hereto, the co-agents party hereto and SunTrust Bank, as administrative agent. (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2014.)

*10.7
Amendment No. 4 to Credit and Security Agreement, dated as of January 5, 2015, by and among Mohawk Factoring, LLC, Mohawk Servicing, LLC, the lenders party hereto, the liquidity banks party hereto, the co-agents party hereto and SunTrust Bank, as administrative agent. (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended April 4, 2015.)

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

*10.9
Amendment No. 6 to Credit and Security Agreement, dated as of December 13, 2016, by and among Mohawk Factoring, LLC, Mohawk Servicing, LLC, the lenders party hereto, the liquidity banks party hereto, the co-agents party hereto and SunTrust Bank, as administrative agent. (Incorporated by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016.)

*10.10
Amendment No. 7 to Credit and Security Agreement, dated as of January 26, 2017, by and among Mohawk Factoring, LLC, Mohawk Servicing, LLC, the lenders party hereto, the liquidity banks party hereto, the co-agents party hereto and SunTrust Bank, as administrative agent. (Incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016.)

*10.11
Amendment No. 8 to Credit and Security Agreement, dated as of May 4, 2017, by and among Mohawk Factoring, LLC, Mohawk Servicing, LLC, the lenders party hereto, the liquidity banks party hereto, the co-agents party hereto and SunTrust Bank, as administrative agent. (Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended April 1, 2017.)

*10.12
Receivables Purchase and Sale Agreement, dated December 19, 2012, by and among Mohawk Carpet Distribution, Inc., and Dal-Tile Distribution, Inc., as originators, and Mohawk Factoring, LLC, as buyer (Incorporated herein by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K dated December 21, 2012.)

*10.13
Amendment No. 1 to Receivables Purchase and Sale Agreement, dated as of May 4, 2017, among Mohawk Carpet Distribution, Inc., Dal‑Tile Distribution, Inc., Unilin North America, LLC, Aladdin Manufacturing of Alabama, LLC (as originators) and Mohawk Factoring (as buyer). (Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended April 1, 2017.)

*10.14
Amended and Restated Credit Facility, dated March 26, 2015, by and among the Company and certain of its subsidiaries, as borrowers, Wells Fargo Bank, National Association, as administrative agent, swing line lender, and an L/C issuer, and the other lenders party thereto. (Incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated March 27, 2015.)

*10.15
Amendment No. 1 to Amended and Restated Credit Facility, dated as of March 1, 2016, by and among the Company and certain of its subsidiaries, as borrowers, Wells Fargo Bank, National Association, as administrative agent, swing line lender, and an L/C issuer, and the other lenders party thereto. (Incorporated herein by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated March 4, 2016.)

*10.16
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

Exhibits Related to Executive Compensation Plans, Contracts and other Arrangements:

*10.17
Service Agreement dated February 24, 2009, by and between Unilin Industries BVBA and BVBA “F. De Cock Management” (Incorporated by reference to the Company’s Current Report on Form 8-K dated February 25, 2009.)

*10.18
Service Agreement dated February 9, 2009, by and between Unilin Industries BVBA and Comm. V. “Bernard Thiers” (Incorporated herein by reference to Exhibit 10.7 in the Company's Annual Report on Form 10-K (File No. 001-13697) for the fiscal year ended December 31, 2009.)

*10.19
Second Amended and Restated Employment Agreement, dated as of November 4, 2009, by and between the Company and W. Christopher Wellborn (Incorporated by reference to the Company’s Current Report on Form 8-K dated November 6, 2009.)

*10.20
Amendment No. 1 to Second Amended and Restated Employment Agreement, dated as of December 20, 2012, by and between the Company and W. Christopher Wellborn (Incorporated herein by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-K (File No. 001-13697) for the fiscal year ended December 31, 2012.).

*10.21
The Mohawk Industries, Inc. Senior Management Deferred Compensation Plan, as amended and restated as of January 1, 2015. (Incorporated herein by reference to Exhibit 10.19 in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2015.)

10.22	Mohawk Industries, Inc. Non-Employee Director Stock Compensation Plan

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

Mohawk Industries, Inc.
	By:	/s/ JEFFREY S. LORBERBAUM
February 28, 2018		Jeffrey S. Lorberbaum,
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 28, 2018	/s/ JEFFREY S. LORBERBAUM
Jeffrey S. Lorberbaum,
Chairman and Chief Executive Officer (principal executive officer)

February 28, 2018	/s/ FRANK H. BOYKIN
Frank H. Boykin,
Chief Financial Officer and Vice President-Finance (principal financial officer)

February 28, 2018	/s/ JAMES F. BRUNK
James F. Brunk,
Vice President and Corporate Controller (principal accounting officer)

February 28, 2018	/s/ FILIP BALCAEN
Filip Balcaen, Director

February 28, 2018	/s/ BRUCE C. BRUCKMANN
Bruce C. Bruckmann, Director

February 28, 2018	/s/ FRANS DE COCK
Frans De Cock, Director

February 28, 2018	/s/ RICHARD C. ILL
Richard C. Ill, Director

February 28, 2018	/s/ JOSEPH A. ONORATO
Joseph A. Onorato, Director

February 28, 2018	/s/ WILLIAM H. RUNGE III
William Henry Runge III Director

February 28, 2018	/s/ KAREN A. SMITH BOGART
Karen A. Smith Bogart, Director

February 28, 2018	/s/ W. CHRISTOPHER WELLBORN
W. Christopher Wellborn, Director