Form 10-Q
period 2018-03-31
MOHAWK INDUSTRIES INC
filed 2018-05-04
CIK 851968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________
[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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

The number of shares outstanding of the issuer’s common stock as of May 2, 2018, the latest practicable date, is as follows: 74,598,687 shares of common stock, $.01 par value.

MOHAWK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

 MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$114,843	84,884
Receivables, net	1,689,912	1,558,159
Inventories	2,044,962	1,948,663
Prepaid expenses	379,111	376,836
Other current assets	68,211	104,425
Total current assets	4,297,039	4,072,967
Property, plant and equipment	7,807,851	7,486,284
Less: accumulated depreciation	3,347,058	3,215,494
Property, plant and equipment, net	4,460,793	4,270,790
Goodwill	2,512,615	2,471,459
Tradenames	654,349	644,208
Other intangible assets subject to amortization, net	245,640	247,559
Deferred income taxes and other non-current assets	389,936	387,870
	$12,560,372	12,094,853

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$1,331,917	1,203,683
Accounts payable and accrued expenses	1,463,993	1,451,672
Total current liabilities	2,795,910	2,655,355
Deferred income taxes	339,656	328,103
Long-term debt, less current portion	1,585,651	1,559,895
Other long-term liabilities	462,222	455,028
Total liabilities	5,183,439	4,998,381
Commitments and contingencies (Note 15)
Redeemable noncontrolling interest	30,924	29,463
Stockholders’ equity:
Preferred stock, $.01 par value; 60 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 150,000 shares authorized; 81,883 and 81,771 shares issued in 2018 and 2017, respectively	819	818
Additional paid-in capital	1,827,075	1,828,131
Retained earnings	6,212,966	6,004,506
Accumulated other comprehensive loss	(487,168)	(558,527)
	7,553,692	7,274,928
Less treasury stock at cost; 7,350 shares in 2018 and 2017	215,749	215,766
Total Mohawk Industries, Inc. stockholders' equity	7,337,943	7,059,162
Nonredeemable noncontrolling interest	8,066	7,847
Total stockholders' equity	7,346,009	7,067,009
	$12,560,372	12,094,853
See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31, 2018	April 1, 2017
Net sales	$2,412,202	2,220,645
Cost of sales	1,707,510	1,540,292
Gross profit	704,692	680,353
Selling, general and administrative expenses	436,293	405,569
Operating income	268,399	274,784
Interest expense	7,528	8,202
Other expense (income), net	3,998	(2,832)
Earnings before income taxes	256,873	269,414
Income tax expense	47,632	68,358
Net earnings including noncontrolling interests	209,241	201,056
Net income attributable to noncontrolling interests	475	502
Net earnings attributable to Mohawk Industries, Inc.	$208,766	200,554

Basic earnings per share attributable to Mohawk Industries, Inc.
Basic earnings per share attributable to Mohawk Industries, Inc.	$2.80	2.70
Weighted-average common shares outstanding—basic	74,453	74,212

Diluted earnings per share attributable to Mohawk Industries, Inc.
Diluted earnings per share attributable to Mohawk Industries, Inc.	$2.78	2.68
Weighted-average common shares outstanding—diluted	74,929	74,754
See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended
	March 31, 2018	April 1, 2017
Net earnings including noncontrolling interests	$209,241	201,056
Other comprehensive income (loss):
Foreign currency translation adjustments	72,393	83,623
Pension prior service cost and actuarial gain (loss), net of tax	(135)	(582)
Other comprehensive income	72,258	83,041
Comprehensive income	281,499	284,097
Comprehensive income attributable to noncontrolling interests	1,374	502
Comprehensive income attributable to Mohawk Industries, Inc.	$280,125	283,595
See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31, 2018	April 1, 2017
Cash flows from operating activities:
Net earnings	$209,241	201,056
Adjustments to reconcile net earnings to net cash provided by operating activities:
Restructuring	18,182	3,025
Depreciation and amortization	122,654	105,024
Deferred income taxes	19,401	20,194
Loss (gain) on disposal of property, plant and equipment	(1,277)	547
Stock-based compensation expense	7,948	9,467
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	(104,287)	(109,761)
Inventories	(74,499)	(51,466)
Other assets and prepaid expenses	(182)	(3,005)
Accounts payable and accrued expenses	(14,250)	(12,188)
Other liabilities	297	2,989
Net cash provided by operating activities	183,228	165,882
Cash flows from investing activities:
Additions to property, plant and equipment	(250,936)	(201,270)
Acquisitions, net of cash acquired	(24,410)	(827)
Purchases of short-term investments	(246,096)	—
Redemption of short-term investments	280,000	—
Net cash used in investing activities	(241,442)	(202,097)
Cash flows from financing activities:
Payments on Senior Credit Facilities	(365,889)	(185,722)
Proceeds from Senior Credit Facilities	355,252	157,957
Payments on Commercial Paper	(3,976,712)	(3,155,448)
Proceeds from Commercial Paper	4,089,996	3,788,003
Payments on asset securitization borrowings	—	(500,000)
Debt issuance costs	—	(522)
Change in outstanding checks in excess of cash	(6,905)	(1,158)
Shares redeemed for taxes	(9,144)	(12,255)
Proceeds and net tax benefit from stock transactions	1	13
Net cash used in financing activities	86,599	90,868
Effect of exchange rate changes on cash and cash equivalents	1,574	12,118
Net change in cash and cash equivalents	29,959	66,771
Cash and cash equivalents, beginning of period	84,884	121,665
Cash and cash equivalents, end of period	$114,843	188,436

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

1. General

Interim Reporting

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("U.S. GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto, and the Company’s description of critical accounting policies, included in the Company’s 2017 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. Results for interim periods are not necessarily indicative of the results for the year.

Hedges of Net Investments in Non-U.S. Operations

The Company has numerous investments outside the United States. The net assets of these subsidiaries are exposed to changes and volatility in currency exchange rates. The Company uses foreign currency denominated debt to hedge some of its non-U.S. net investments against adverse movements in exchange rates. The gains and losses on the Company's net investments in its non-U.S. operations are partially economically offset by gains and losses on its foreign currency borrowings. The Company designated its €500,000 2.00% Senior Notes borrowing as a net investment hedge against a portion of its European operations. For the three months ended March 31, 2018 and April 1, 2017, the change in the U.S. dollar value of the Company's euro denominated debt was an increase of $16,047 ($13,043 net of taxes) and $6,781 ($4,238 net of taxes), respectively, which is recorded in the foreign currency translation adjustment component of other comprehensive income (loss). The increase in the U.S. dollar value of the Company's debt partially offsets the euro-to-dollar translation of the Company's net investment in its European operations.

Recent Accounting Pronouncements - Recently Adopted

On January 1, 2018, the Company adopted the new accounting standard, ASC 606, Revenue from Contracts with Customers and all the related amendments (“ASC 606”) and applied the provisions of the standard to all contracts using the modified retrospective method. The cumulative effect of adopting the new revenue standard was immaterial and no adjustment has been recorded to the opening balance of retained earnings. Prior year information has not been restated and continues to be reported under the accounting standards in effect for those periods.

Substantially all of the Company’s revenue continues to be recognized at a point in time when the product is either shipped or received from the Company's facilities and control of the product is transferred to the customer. The Company reviewed all of its revenue product categories under ASC 606 and the only changes identified were that an immaterial amount of revenue from intellectual property ("IP") contracts result in earlier recognition of revenue, new controls and processes designed to meet the requirements of the standard were implemented, and the required new disclosures are presented in Note 3, Revenue from Contracts with Customers. The adoption of ASC 606 did not have a material impact on the amounts reported in the Company's consolidated financial position, results of operations or cash flows.

On January 1, 2018, the Company adopted the new accounting standard, ASU 2016-15, Statement of Cash Flows (Topic 230). The effect of adopting the new standard was not material.

On January 1, 2018, the Company adopted the new accounting standard, ASU 2017-01, Business Combinations (Topic 805): Clarifying the definition of a business. The effect of adopting the new standard was not material.

Recent Accounting Pronouncements - Effective in Future Years

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company plans to adopt the provisions of this update at the beginning of fiscal year 2019. Based on a preliminary assessment, the Company expects the adoption of this guidance to have a material impact on its assets and liabilities due to the recognition of right-of-use assets and lease liabilities on its consolidated balance sheets at the beginning of the earliest period presented. The Company is continuing its assessment, including identification of new controls and processes designed to meet the requirements of the topic and required new disclosures upon adoption, and may identify additional impacts this guidance will have on its consolidated financial statements and disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and other (Topic 350): Simplifying the test for goodwill impairment. The amendments remove the second step of the current goodwill impairment test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. This guidance is effective for impairment tests in fiscal years beginning after December 15, 2019.

2. Acquisitions

2018 Acquisitions

On November 20, 2017, the Company announced that it agreed to acquire Godfrey Hirst Group, the leading flooring company in Australia and New Zealand, further extending Mohawk's global position. The acquisition is expected to close during the second quarter of 2018 for approximately A$556,000 ($427,134 equivalent at March 31, 2018).

During the first quarter of 2018, the Company completed the acquisition of three businesses in the Flooring ROW segment for $24,410, resulting in a preliminary goodwill allocation of $12,548 and intangibles subject to amortization of $7.

2017 Acquisitions

On April 4, 2017, the Company completed its purchase of Emilceramica S.r.l (“Emil”), a ceramic company in Italy. The total value of the acquisition was $186,099. The Emil acquisition will enhance the Company's cost position and strengthen its combined brand and distribution in Europe. The acquisition's results and purchase price allocation have been included in the consolidated financial statements since the date of the acquisition. The Company's acquisition of Emil resulted in a goodwill allocation of $59,491, indefinite-lived tradename intangible asset of $16,196 and an intangible asset subject to amortization of $2,348. The goodwill is not expected to be deductible for tax purposes. The factors contributing to the recognition of the amount of goodwill include product, sales and manufacturing synergies. The Emil results are reflected in the Global Ceramic segment and the results of Emil's operations are not material to the Company's consolidated results of operations.

During the second quarter of 2017, the Company completed the acquisition of two businesses in the Global Ceramic segment for $37,250, resulting in a goodwill allocation of $1,002. The Company also completed the acquisition of a business in the Flooring NA segment for $26,623.

During the first quarter of 2017, the Company acquired certain assets of a distribution business in the Flooring ROW segment for $1,407, resulting in intangible assets subject to amortization of $827.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Revenue from Contracts with Customers

Revenue recognition and accounts receivable

The Company recognizes revenues when it satisfies performance obligations as evidenced by the transfer of control of promised goods to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods. The nature of the promised goods are ceramic, stone, carpet, resilient, laminate, wood and other flooring products. Payment is typically 90 days or less from the invoice date. The Company adjusts the amounts of revenue for expected cash discounts, sales allowances, returns, and claims, based upon historical experience. The Company adjusts accounts receivable for doubtful account allowances based upon historical bad debt, claims experience, periodic evaluation of specific customer accounts, and the aging of accounts receivable. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Contract liabilities

The Company historically records contract liabilities when it receives payment prior to fulfilling a performance obligation. Contract liabilities related to revenues are recorded in accounts payable and accrued expenses on the accompanying condensed consolidating balance sheets. The Company had contract liabilities of $35,958 and $29,124 as of March 31, 2018 and December 31, 2017, respectively.

Performance obligations

Substantially all of the Company’s revenue is recognized at a point-in-time when the product is either shipped or received from the Company's facilities and control of the product is transferred to the customer.  Accordingly, in any period, the Company does not recognize a significant amount of revenue from performance obligations satisfied or partially satisfied in prior periods and the amount of such revenue recognized during the three months ended March 31, 2018 was immaterial.

Costs to obtain a contract

The Company historically incurs certain incremental costs to obtain revenue contracts. These costs relate to marketing display structures and are capitalized when the amortization period is greater than one year, with the amount recorded in other assets on the accompanying condensed consolidated balance sheets. Capitalized costs to obtain contracts were $46,224 and $43,259 as of March 31, 2018 and December 31, 2017, respectively. Amortization expense recognized during the three months ended March 31, 2018 related to these capitalized costs was $14,714.

Practical expedients and policy elections

The Company elected the following practical expedients and policy elections:

•	Incremental costs of obtaining a contract is recorded as an expense when incurred in selling, general and administrative expenses if the amortization period is less than one year.

•	Shipping and handling activities performed after control has been transferred is accounted for as a fulfillment cost in cost of sales.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revenue disaggregation

The following table presents the Company’s segment revenues disaggregated by the geographical location of customer sales and product categories for the three months ended March 31, 2018 and April 1, 2017:

March 31, 2018	Global Ceramic segment	Flooring NA segment	Flooring ROW segment	Total
Geographical Markets
United States	$556,187	908,122	—	1,464,309
Europe	190,235	1,650	494,644	686,529
Russia	51,422	—	19,428	70,850
Other	78,704	40,586	71,224	190,514
	$876,548	950,358	585,296	2,412,202

Product Categories
Ceramic & Stone	$876,548	17,544	—	894,092
Carpet & Resilient	—	755,545	129,011	884,556
Laminate & Wood	—	177,269	226,143	403,412
Other (1)	—	—	230,142	230,142
	$876,548	950,358	585,296	2,412,202

April 1, 2017	Global Ceramic segment	Flooring NA segment	Flooring ROW segment	Total
Geographical Markets
United States	$545,016	892,605	703	1,438,324
Europe	131,621	4,035	412,195	547,851
Russia	44,258	—	18,138	62,396
Other	64,074	42,856	65,144	172,074
	$784,969	939,496	496,180	2,220,645

Product Categories
Ceramic & Stone	$784,969	21,347	—	806,316
Carpet & Resilient	—	733,254	100,124	833,378
Laminate & Wood	—	184,895	191,921	376,816
Other (1)	—	—	204,135	204,135
	$784,969	939,496	496,180	2,220,645

(1) Other includes roofing elements, insulation boards, chipboards and IP contracts.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Restructuring, acquisition and integration-related costs

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

Restructuring, acquisition transaction and integration-related costs consisted of the following during the three months ended March 31, 2018 and April 1, 2017:

	Three Months Ended
	March 31, 2018	April 1, 2017
Cost of sales
Restructuring costs (a)	$14,090	2,898
Acquisition integration-related costs	408	(86)
Restructuring and integration-related costs	$14,498	2,812

Selling, general and administrative expenses
Restructuring costs (a)	$4,092	127
Acquisition integration-related costs	3,514	1,039
Restructuring, acquisition and integration-related costs	$7,606	1,166

(a) The restructuring costs for 2018 and 2017 primarily relate to the Company's actions taken to lower its cost structure and improve efficiencies of manufacturing and distribution operations as well as actions related to the Company's recent acquisitions.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The restructuring activity for the three months ended March 31, 2018 is as follows:

	Lease impairments	Asset write-downs	Severance	Other restructuring costs and currency translation	Total
Balance as of December 31, 2017	$359	—	584	152	1,095
Provision - Global Ceramic segment	—	—	2,882	(117)	2,765
Provision - Flooring NA segment	236	572	4,815	9,703	15,326
Provision - Flooring ROW segment	—	—	91	—	91
Cash payments	(182)	—	(3,408)	(9,708)	(13,298)
Non-cash items	—	(572)	8	93	(471)
Balance as of March 31, 2018	$413	—	4,972	123	5,508

The Company expects the remaining severance and other restructuring costs to be paid over the next year.

5. Receivables, net

Receivables, net are as follows:

	March 31, 2018	December 31, 2017
Customers, trade	$1,674,518	1,538,348
Income tax receivable	9,400	9,835
Other	96,871	96,079
	1,780,789	1,644,262
Less: allowance for discounts, returns, claims and doubtful accounts	90,877	86,103
Receivables, net	$1,689,912	1,558,159

6. Inventories

The components of inventories are as follows:

	March 31, 2018	December 31, 2017
Finished goods	$1,403,472	1,326,038
Work in process	167,717	159,921
Raw materials	473,773	462,704
Total inventories	$2,044,962	1,948,663

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Goodwill and intangible assets

The components of goodwill and other intangible assets are as follows:

Goodwill:

	Global Ceramic segment	Flooring NA segment	Flooring ROW segment	Total
Balance as of December 31, 2017
Goodwill	$1,567,872	869,764	1,361,248	3,798,884
Accumulated impairment losses	(531,930)	(343,054)	(452,441)	(1,327,425)
	$1,035,942	526,710	908,807	2,471,459

Goodwill recognized during the period	$—	—	12,548	12,548
Currency translation during the period	$5,100	—	23,508	28,608

Balance as of March 31, 2018
Goodwill	$1,572,972	869,764	1,397,304	3,840,040
Accumulated impairment losses	(531,930)	(343,054)	(452,441)	(1,327,425)
	$1,041,042	526,710	944,863	2,512,615

Intangible assets not subject to amortization:

Tradenames
Balance as of December 31, 2017	$644,208
Intangible assets acquired during the period	—
Currency translation during the period	10,141
Balance as of March 31, 2018	$654,349

Intangible assets subject to amortization:

Gross carrying amounts:	Customer relationships	Patents	Other	Total
Balance as of December 31, 2017	$625,263	266,969	6,825	899,057
Intangible assets recognized during the period	—	—	7	7
Currency translation during the period	11,865	7,082	179	19,126
Balance as of March 31, 2018	$637,128	274,051	7,011	918,190

Accumulated amortization:	Customer relationships	Patents	Other	Total
Balance as of December 31, 2017	$390,428	259,908	1,162	651,498
Amortization during the period	6,975	583	9	7,567
Currency translation during the period	6,577	6,898	10	13,485
Balance as of March 31, 2018	$403,980	267,389	1,181	672,550

Intangible assets subject to amortization, net	$233,148	6,662	5,830	245,640

	Three Months Ended
	March 31, 2018	April 1, 2017
Amortization expense	$7,567	10,059

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Accounts payable and accrued expenses

Accounts payable and accrued expenses are as follows:

	March 31, 2018	December 31, 2017
Outstanding checks in excess of cash	$1,974	8,879
Accounts payable, trade	897,525	810,034
Accrued expenses	334,879	363,919
Product warranties	40,456	39,035
Accrued interest	8,155	22,363
Accrued compensation and benefits	181,004	207,442
Total accounts payable and accrued expenses	$1,463,993	1,451,672

9. Accumulated other comprehensive income (loss)

The changes in accumulated other comprehensive income (loss) by component, for the three months ended March 31, 2018 are as follows:

	Foreign currency translation adjustments	Pensions, net of tax	Total
Balance as of December 31, 2017	$(547,927)	(10,600)	(558,527)
Current period other comprehensive income	71,494	(135)	71,359
Balance as of March 31, 2018	$(476,433)	(10,735)	(487,168)

10. Stock-based compensation

The Company recognizes compensation expense for all share-based payments granted based on the grant-date fair value estimated in accordance with the provisions of the FASB ASC 718-10. Compensation expense is recognized on a straight-line basis over the options’ or other awards’ estimated lives for fixed awards with ratable vesting provisions.

The Company granted 123 restricted stock units ("RSUs") at a weighted average grant-date fair value of $239.04 per unit for the three months ended March 31, 2018. The Company granted 153 RSUs at a weighted average grant-date fair value of $226.85 per unit for the three months ended April 1, 2017. The Company recognized stock-based compensation costs related to the issuance of RSUs of $7,948 ($5,882 net of taxes) and $9,465 ($5,743 net of taxes) for the three months ended March 31, 2018 and April 1, 2017, respectively, which has been allocated to cost of sales and selling, general and administrative expenses. Pre-tax unrecognized compensation expense for unvested RSUs granted to employees, net of estimated forfeitures, was $45,146 as of March 31, 2018, and will be recognized as expense over a weighted-average period of approximately 1.51 years. The Company also recognized stock-based compensation costs related to stock options of $2 ($1 net of taxes) for the three months ended April 1, 2017 which was allocated to cost of sales and selling, general and administrative expenses.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Other expense (income), net

Other expense (income), net is as follows:

	Three Months Ended
	March 31, 2018	April 1, 2017
Foreign currency losses (gains), net	$1,405	(2,323)
Release of indemnification asset	1,749	—
All other, net	844	(509)
Total other expense (income), net	$3,998	(2,832)

12. Income Taxes

For the quarter ended March 31, 2018, the Company recorded income tax expense of $47,632 on earnings before income taxes of $256,873 for an effective tax rate of 18.5%, as compared to an income tax expense of $68,358 on earnings before income taxes of $269,414, for an effective tax rate of 25.4% for the quarter ended April 1, 2017. The effective tax rate for the quarter was favorably impacted by the net tax benefit of tax reforms in Belgium, which reduced the statutory rate from 33.99% to 29.58%, and the U.S. Tax Cuts and Jobs Act (“TCJA”), which was signed into law on December 22, 2017 and reduced the statutory rate from 35% to 21%.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provided guidance on accounting for the income tax effects of the TCJA. SAB 118 provides a measurement period that should not extend beyond one year from the enactment date of the TCJA for companies to complete the accounting under ASC 740, Income Taxes ("ASC 740"). In accordance with SAB 118, a company must (1) reflect the income tax effects of those aspects of TCJA for which the accounting under ASC 740 is complete, (2) record a provisional estimate for those aspects of TCJA for which the accounting is incomplete but a reasonable estimate can be made, and/or (3) continue to apply ASC 740 on the basis of the provisions of tax laws in effect immediately before the enactment of the TCJA if no reasonable estimate can be made. The Company has not completed its accounting for the income tax effects of the TCJA but this will be completed within the one-year time period permitted by SAB 118.

As disclosed in the December 31, 2017 10-K, the Company was able to make reasonable estimates and recorded a provisional amount in 2017 for the reduction of the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. This estimate may be affected in future periods by other analysis to the TCJA, including, but not limited to, calculations of deemed repatriation of deferred foreign income and the state tax effect, expenditures that qualify for immediate expensing, and amounts limited for payments to covered employees. The Company has made no changes to its provisional estimates during the quarter ended March 31, 2018.

The Deemed Repatriation Transition Tax (“Transition Tax”) is a tax on previously untaxed earning and profits (“E&P”) of certain foreign subsidiaries. To determine the amount of the Transition Tax, the Company must determine, in addition to other factors, the amount of post-1986 E&P of the relevant foreign subsidiaries, as well as the amount of non-U.S. income tax paid on such earnings. The Company made a provisional estimate of the Transition Tax obligation in 2017; however, the Company is continuing to gather additional information to compute a more precise amount. The Company will elect to pay the transition tax liability over the 8-year deferral period, with 8% due in each of the first five years, 15% in the sixth year, 20% in the seventh year, and 25% in the eighth year. On April 2, 2018, the Department of the Treasury issued additional guidance on how to account for certain aspects of the TCJA, including the Transition Tax, in Notice 2018-26 (the "Notice"), which may have a material impact on the Company’s consolidated financial position, results of operations and cash flows.  The Company is currently analyzing the Notice and assessing its impact on the provisional amounts previously recorded. The Company has not made any changes to this provisional amount during the quarter ended March 31, 2018.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

13. Earnings per share

Basic earnings per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted earnings per common share assumes the exercise of outstanding stock options and the vesting of RSUs using the treasury stock method when the effects of such assumptions are dilutive. A reconciliation of net earnings available to common stockholders and weighted-average common shares outstanding for purposes of calculating basic and diluted earnings per share is as follows:

	Three Months Ended
	March 31, 2018	April 1, 2017
Net earnings attributable to Mohawk Industries, Inc.	$208,766	200,554
Accretion of redeemable noncontrolling interest (a)	(305)	—
Net earnings available to common stockholders	$208,461	200,554

Weighted-average common shares outstanding-basic and diluted:
Weighted-average common shares outstanding—basic	74,453	74,212
Add weighted-average dilutive potential common shares—options to purchase common shares and RSUs, net	476	542
Weighted-average common shares outstanding-diluted	74,929	74,754

Earnings per share attributable to Mohawk Industries, Inc.
Basic	$2.80	2.70
Diluted	$2.78	2.68

(a) Represents the accretion of the Company's redeemable noncontrolling interest to redemptive value. The Company will have the option to call and the holder the option to put this noncontrolling interest on May 12, 2018.

14. Segment reporting

The Company has three reporting segments: the Global Ceramic segment, the Flooring NA segment and the Flooring ROW segment. The Global Ceramic segment designs, manufactures, sources and markets a broad line of ceramic tile, porcelain tile, natural stone tile and other products including natural stone, quartz and porcelain slab countertops, which it distributes primarily in North America, Europe and Russia through its network of regional distribution centers and Company-operated service centers. The segment’s product lines are sold through Company-operated service centers, independent distributors, home center retailers, tile and flooring retailers and contractors. The Flooring NA segment designs, manufactures, sources and markets its floor covering product lines, including carpets, rugs, carpet pad, hardwood, laminate and vinyl products, including LVT, which it distributes through its network of regional distribution centers and satellite warehouses using company-operated trucks, common carrier or rail transportation. The segment’s product lines are sold through various selling channels, including independent floor covering retailers, home centers, mass merchandisers, department stores, shop at home, buying groups, commercial dealers and commercial end users. The Flooring ROW segment designs, manufactures, sources, licenses and markets laminate, hardwood flooring, roofing elements, insulation boards, medium-density fiberboard, chipboards, sheet vinyl and LVT, which it distributes primarily in Europe and Russia through various selling channels, which include retailers, independent distributors and home centers.

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

Segment information is as follows:

	Three Months Ended
	March 31, 2018	April 1, 2017
Net sales:
Global Ceramic segment	$876,548	784,969
Flooring NA segment	950,358	939,496
Flooring ROW segment	585,296	496,180
Intersegment sales	—	—
	$2,412,202	2,220,645
Operating income (loss):
Global Ceramic segment	$113,417	116,036
Flooring NA segment	74,748	92,142
Flooring ROW segment	89,060	76,095
Corporate and intersegment eliminations	(8,826)	(9,489)
	$268,399	274,784

	March 31, 2018	December 31, 2017
Assets:
Global Ceramic segment	$5,029,225	4,838,310
Flooring NA segment	3,847,555	3,702,137
Flooring ROW segment	3,410,958	3,245,424
Corporate and intersegment eliminations	272,634	308,982
	$12,560,372	12,094,853

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Commitments and contingencies

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

At the Company's election, revolving loans under the 2015 Senior Credit Facility bear interest at annual rates equal to either (a) LIBOR for 1, 2, 3 or 6 month periods, as selected by the Company, plus an applicable margin ranging between 1.00% and 1.75% (1.125% as of March 31, 2018), or (b) the higher of the Wells Fargo Bank, National Association prime rate, the Federal Funds rate plus 0.5%, or a monthly LIBOR rate plus 1.0%, plus an applicable margin ranging between 0.00% and 0.75% (0.125% as of March 31, 2018). The Company also pays a commitment fee to the lenders under the 2015 Senior Credit Facility on the average amount by which the aggregate commitments of the lenders' exceed utilization of the 2015 Senior Credit Facility ranging from 0.10% to 0.225% per annum (0.125% as of March 31, 2018). The applicable margins and the commitment fee are determined based on whichever of the Company's Consolidated Net Leverage Ratio or its senior unsecured debt rating (or if not available, corporate family rating) results in the lower applicable margins and commitment fee (with applicable margins and the commitment fee increasing as that ratio increases or those ratings decline, as applicable).

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of March 31, 2018, amounts utilized under the 2015 Senior Credit Facility included $52,432 of borrowings and $57,337 of standby letters of credit related to various insurance contracts and foreign vendor commitments. The outstanding borrowings of $1,278,321 under the Company's U.S. and European commercial paper programs as of March 31, 2018 reduce the availability of the 2015 Senior Credit Facility. Including commercial paper borrowings, the Company has utilized $1,388,090 under the 2015 Senior Credit Facility resulting in a total of $411,910 available as of March 31, 2018.

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

The proceeds from the issuance of commercial paper notes are available for general corporate purposes. As of March 31, 2018, there was $342,400 outstanding under the U.S. program, and the euro equivalent of $935,921 was outstanding under the European program. The weighted-average interest rate and maturity period for the U.S. program were 2.34% and 24.17 days, respectively. The weighted average interest rate and maturity period for the European program were (0.20)% and 25.52 days, respectively.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The fair values and carrying values of our debt instruments are detailed as follows:

	March 31, 2018		December 31, 2017
	Fair Value	Carrying Value	Fair Value	Carrying Value
3.85% senior notes, payable February 1, 2023; interest payable semiannually	$611,394	600,000	622,752	600,000
2.00% senior notes, payable January 14, 2022; interest payable annually	650,302	616,143	634,193	600,096
Floating Rate Notes, payable September 11, 2019, interest payable quarterly	370,093	369,686	360,807	360,058
U.S. commercial paper	342,400	342,400	228,500	228,500
European commercial paper	935,921	935,921	912,146	912,146
2015 Senior Credit Facility	52,432	52,432	62,104	62,104
Capital leases and other	6,832	6,832	6,934	6,934
Unamortized debt issuance costs	(5,846)	(5,846)	(6,260)	(6,260)
Total debt	2,963,528	2,917,568	2,821,176	2,763,578
Less current portion of long-term debt and commercial paper	1,331,917	1,331,917	1,203,683	1,203,683
Long-term debt, less current portion	$1,631,611	1,585,651	1,617,493	1,559,895

The fair values of the Company’s debt instruments were estimated using market observable inputs, including quoted prices in active markets, market indices and interest rate measurements. Within the hierarchy of fair value measurements, these are Level 2 fair values.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company has three reporting segments, Global Ceramic, Flooring North America ("Flooring NA") and Flooring Rest of the World ("Flooring ROW"). The Global Ceramic segment designs, manufactures, sources and markets a broad line of ceramic tile, porcelain tile, natural stone tile and other products including natural stone, quartz and porcelain slab countertops, which it distributes primarily in North America, Europe and Russia through various selling channels, which include company-owned stores, independent distributors and home centers. The Flooring NA segment designs, manufactures, sources and markets its floor covering product lines, including carpets, rugs, carpet pad, hardwood, laminate and vinyl products, including LVT, which it distributes through its network of regional distribution centers and satellite warehouses using Company-operated trucks, common carrier or rail transportation. The segment’s product lines are sold through various selling channels, including independent floor covering retailers, distributors, home centers, mass merchandisers, department stores, shop at home, buying groups, commercial contractors and commercial end users. The Flooring ROW segment designs, manufactures, sources, licenses and markets laminate, hardwood flooring, roofing elements, insulation boards, medium-density fiberboard ("MDF"), chipboards, other wood products and vinyl products, including LVT, which it distributes primarily in Europe and Russia through various selling channels, which include retailers, independent distributors and home centers.

The Company is a significant participant in every major product category across the global flooring industry.   A majority of the Company’s sales and long-lived assets are located in the United States and Europe. The Company expects continued strong performance in the United States market if residential housing starts and remodeling continue to grow. The Company also has operations in Europe, Russia and other parts of the world where the Company is growing market share, especially in its ceramic tile product lines. The Company expects sales growth to continue on a local basis and operating income should improve despite inflation and declining IP revenues attributed to expiring IP contracts. The Company is also implementing product price increases due to escalating material costs.

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

As a result of the capital investments mentioned above and the expiration of IP contracts, the Company will incur a reduction of operating income of $70-$75 million for the year ended 2018. This consists of $30-$35 million from increased start-up costs and $40 million of decreased revenues from IP contracts that expired during 2017.
Net earnings attributable to the Company were $208.8 million, or diluted EPS of $2.78 for 2018 compared to net earnings attributable to the Company of $200.6 million, or diluted EPS of $2.68 for 2017. The increase in EPS was primarily attributable to savings from capital investments and cost reduction initiatives, the favorable net impact of price and product mix, and the decrease in income tax expense due to the lower effective tax rate as a result of the recent reforms in the U.S. and Belgium, partially offset by higher inflation costs, and the unfavorable impact of higher restructuring, acquisition and integration-related, and other costs.
For the quarter ended March 31, 2018, the Company generated $183.2 million of cash from operating activities. As of March 31, 2018, the Company had cash and cash equivalents of $114.8 million, of which $21.3 million was in the United States and $93.5 million was in foreign countries.

Recent Events

On November 20, 2017, the Company announced that it agreed to acquire Godfrey Hirst Group, the leading flooring company in Australia and New Zealand, further extending Mohawk's global position. The acquisition is expected to close during the second quarter of 2018 for approximately A$556.0 million ($427.1 million equivalent at March 31, 2018).

Results of Operations

Quarter Ended March 31, 2018, as compared with Quarter Ended April 1, 2017

Net sales

Net sales for the three months ended March 31, 2018 were $2,412.2 million, reflecting an increase of $191.6 million, or 8.6%, from the $2,220.6 million reported for the three months ended April 1, 2017. The increase was attributable to higher sales volume of approximately $57 million, or 2%, which includes sales volume attributable to acquisitions of approximately $45 million. Also contributing to the increase in sales was the net impact of favorable foreign exchange rates of approximately $99 million, or 4% and the favorable net impact of price and product mix of approximately $36 million, or 2%.

Global Ceramic segment—Net sales increased $91.6 million, or 11.7%, to $876.5 million for the three months ended March 31, 2018, compared to $785.0 million for the three months ended April 1, 2017. The increase was primarily attributable to higher sales volume of approximately $68 million, or 9%, which includes sales volume attributable to acquisitions of approximately $45 million. Also contributing to the increase in sales was the net impact of favorable foreign exchange rates of approximately $29 million, or 3%, partially offset by the unfavorable net impact of price and product mix of approximately $5 million.

Flooring NA segment—Net sales increased $10.9 million, or 1.2%, to $950.4 million for the three months ended March 31, 2018, compared to $939.5 million for the three months ended April 1, 2017. The increase of $11 million was primarily attributable to the favorable net impact of price and product mix and higher sales volume.

Flooring ROW segment—Net sales increased $89.1 million, or 18.0%, to $585.3 million for the three months ended March 31, 2018, compared to $496.2 million for the three months ended April 1, 2017. The increase was primarily attributable to the net impact of favorable foreign exchange rates of approximately $70 million, or 14% and the favorable impact of price and product mix of approximately $34 million, or 7%, partially offset by a decrease in sales volume of approximately $15 million, or 3%. The decrease in sales volume is primarily due to the decline of IP contract revenue.

Gross profit

Gross profit for the three months ended March 31, 2018 was $704.7 million (29.2% of net sales), an increase of $24.3 million or 3.6%, compared to gross profit of $680.4 million (30.6% of net sales) for the three months ended April 1, 2017. As a percentage of net sales, gross profit decreased 140 basis points. The increase in gross profit dollars was primarily attributable to the favorable net impact of price and product mix of approximately $37 million, the net impact of favorable foreign exchange rates of approximately $23 million, savings from capital investments and cost reduction initiatives of approximately $21 million, and higher sales volumes of approximately $11 million, partially offset by higher inflation costs of approximately $49 million, including increased material costs of approximately $34 million, approximately $13 million due to the unfavorable impact of higher restructuring, acquisition and integration-related, and other costs, and approximately $6 million of startup costs associated with large investments to expand sales, add product categories and enter new markets.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended March 31, 2018 were $436.3 million (18.1% of net sales), an increase of $30.7 million compared to $405.6 million (18.3% of net sales) for the three months ended April 1, 2017. As a percentage of net sales, selling, general and administrative expenses decreased 20 basis points. The increase in selling, general and administrative expenses in dollars was primarily attributable to the net impact of unfavorable foreign exchange rates of approximately $15 million, approximately $13 million of costs due to higher sales volume, and approximately $6 million due to the unfavorable impact of higher restructuring, acquisition and integration-related, and other costs, partially offset by savings from capital investments and cost reduction initiatives of approximately $10 million.

Operating income

Operating income for the three months ended March 31, 2018 was $268.4 million (11.1% of net sales) reflecting a decrease of $6.4 million, or 2.3%, compared to operating income of $274.8 million (12.4% of net sales) for the three months ended April 1, 2017. The decrease in operating income was primarily attributable to higher inflation costs of approximately $52 million, including increased material costs of approximately $34 million, approximately $19 million due to the unfavorable impact of higher restructuring, acquisition and integration-related, and other costs, and approximately $9 million of startup costs associated with large investments to expand sales, add product categories, and enter new markets, partially offset by the favorable net impact of price and product mix of approximately $38 million, savings from capital investments and cost reduction initiatives of approximately $31 million, and the net impact of favorable exchange rates of approximately $8 million.

Global Ceramic segment—Operating income was $113.4 million (12.9% of segment net sales) for the three months ended March 31, 2018 reflecting a decrease of $2.6 million compared to operating income of $116.0 million (14.8% of segment net sales) for the three months ended April 1, 2017. The decrease in operating income was primarily attributable to higher inflation costs of approximately $13 million, the unfavorable net impact of price and product mix of approximately $7 million, and approximately $3 million due to the unfavorable impact of higher restructuring, acquisition and integration-related, and other costs, partially offset by savings from capital investments and cost reduction initiatives of approximately $14 million and increased sales volume of approximately $11 million.

Flooring NA segment—Operating income was $74.7 million (7.9% of segment net sales) for the three months ended March 31, 2018 reflecting a decrease of $17.4 million compared to operating income of $92.1 million (9.8% of segment net sales) for the three months ended April 1, 2017. The decrease in operating income was primarily attributable to higher inflation costs of approximately $25 million, including increased material costs of approximately $20 million, and approximately $14 million due to the unfavorable impact of higher restructuring, acquisition and integration-related, and other costs, partially offset by the favorable net impact of price and product mix of approximately $14 million and savings from capital investments and cost reduction initiatives of approximately $13 million.

Flooring ROW segment—Operating income was $89.1 million (15.2% of segment net sales) for the three months ended March 31, 2018 reflecting an increase of $13.0 million compared to operating income of $76.1 million (15.3% of segment net sales) for the three months ended April 1, 2017. The increase in operating income was primarily attributable to the favorable net impact of price and product mix of approximately $31 million, and the net impact of favorable exchange rates of approximately $6 million, partially offset by higher inflation costs of approximately $14 million, including increased material costs of approximately $12 million, and approximately $10 million in decreased sales volumes, primarily attributable to lower IP revenue.

Interest expense

Interest expense was $7.5 million for the three months ended March 31, 2018, reflecting a decrease of $0.7 million compared to interest expense of $8.2 million for the three months ended April 1, 2017. The decrease was primarily attributable to a shift in the Company's borrowings to lower interest rate instruments.

Other expense (income), net

Other expense (income), net was $4.0 million for the three months ended March 31, 2018, reflecting an unfavorable change of $6.8 million compared to other income of $2.8 million for the three months ended April 1, 2017. The change was primarily attributable to the increased unfavorable impact of foreign exchange rates on transactions in the current year and a charge for the release of an indemnification receivable.

Income tax expense

For the quarter ended March 31, 2018, the Company recorded income tax expense of $47.6 million on earnings before income taxes of $256.9 million for an effective tax rate of 18.5%, as compared to an income tax expense of $68.4 million on earnings before income taxes of $269.4 million, for an effective tax rate of 25.4% for the quarter ended April 1, 2017. The effective tax rate for the quarter was favorably impacted by the net tax benefit of tax reforms in Belgium, which reduced the statutory rate from 33.99% to 29.58%, and the TCJA, which was signed into law on December 22, 2017 and reduced the statutory rate from 35% to 21%.

Liquidity and Capital Resources

The Company’s primary capital requirements are for working capital, capital expenditures and acquisitions. The Company’s capital needs are met primarily through a combination of internally generated funds, commercial paper, bank credit lines, term and senior notes and credit terms from suppliers.

Net cash provided by operating activities in the first three months of 2018 was $183.2 million, compared to net cash provided by operating activities of $165.9 million in the first three months of 2017. The increase of $17.3 million in 2018 was primarily attributable to the increase in earnings.

Net cash used in investing activities in the first three months of 2018 was $241.4 million compared to net cash used in investing activities of $202.1 million in the first three months of 2017. The increase was primarily due to acquisitions in the current year of $24.4 million and increased capital expenditures of $49.7 million in the current year. These increases were offset by the net redemption activity in short-term investments of $33.9 million. The Company continues to invest to optimize sales and profit growth this year and beyond with product expansion and cost reduction projects in the business. Capital spending during the remainder of 2018 is expected to approximate $500 million, resulting in the full year spending being approximately $750 million.

Net cash provided by financing activities in the first three months of 2018 was $86.6 million compared to net cash provided by financing activities of $90.9 million in the three months of 2017. The change in cash provided by financing activities is primarily attributable to decreased borrowings in the current year.

As of March 31, 2018, the Company had cash of $114.8 million, of which $93.5 million was held outside the United States. The Company plans to permanently reinvest the cash held outside the United States. The Company believes that its cash and cash equivalents on hand, cash generated from operations and availability under its existing credit facilities will be sufficient to meet its capital expenditure, working capital and debt servicing requirements over at least the next twelve months.

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

At the Company's election, revolving loans under the 2015 Senior Credit Facility bear interest at annual rates equal to either (a) LIBOR for 1, 2, 3 or 6 month periods, as selected by the Company, plus an applicable margin ranging between 1.00% and 1.75% (1.125% as of March 31, 2018), or (b) the higher of the Wells Fargo Bank, National Association prime rate, the Federal Funds rate plus 0.5%, or a monthly LIBOR rate plus 1.0%, plus an applicable margin ranging between 0.00% and 0.75% (0.125% as of March 31, 2018). The Company also pays a commitment fee to the lenders under the 2015 Senior Credit Facility on the average amount by which the aggregate commitments of the lenders' exceed utilization of the 2015 Senior Credit Facility ranging from 0.10% to 0.225% per annum (0.125% as of March 31, 2018). The applicable margins and the commitment fee are determined based on whichever of the Company's Consolidated Net Leverage Ratio or its senior unsecured debt rating (or if not available, corporate family rating) results in the lower applicable margins and commitment fee (with applicable margins and the commitment fee increasing as that ratio increases or those ratings decline, as applicable).

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

As of March 31, 2018, amounts utilized under the 2015 Senior Credit Facility included $52.4 million of borrowings and $57.3 million of standby letters of credit related to various insurance contracts and foreign vendor commitments. The outstanding borrowings of $1,278.3 million under the Company's U.S. and European commercial paper programs as of March 31, 2018 reduce the availability of the 2015 Senior Credit Facility. Including commercial paper borrowings, the Company has utilized $1,388.1 million under the 2015 Senior Credit Facility resulting in a total of $411.9 million available as of March 31, 2018.

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

The proceeds from the issuance of commercial paper notes are available for general corporate purposes. As of March 31, 2018, there was $342.4 million outstanding under the U.S. program, and the euro equivalent of $935.9 million was outstanding under the European program. The weighted-average interest rate and maturity period for the U.S. program were 2.34% and 24.17 days, respectively. The weighted average interest rate and maturity period for the European program were (0.20)% and 25.52 days, respectively.

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

Accounts Receivable Securitization

On December 19, 2012, the Company entered into a three-year on-balance sheet trade accounts receivable securitization agreement (the "Securitization Facility"). On September 11, 2014, the Company made certain modifications to its Securitization Facility, which modifications, among other things, increased the aggregate borrowings available under the facility from $300.0 million to $500.0 million and decreased the interest margins on certain borrowings. Amounts borrowed under the Securitization Facility bore interest at LIBOR plus an applicable margin of 0.70% per annum and the borrower paid a commitment fee at a per annum rate of 0.30% on the unused amount of each lender’s commitment. On December 10, 2015, the Company extended the termination date to December 19, 2016, and on December 13, 2016, the Company extended the termination date to December 19, 2017. The Company paid financing costs of $0.3 million in connection with the second extension. These costs were deferred and are being amortized over the remaining term of the Securitization Facility. The Securitization Facility expired in accordance with its terms on December 19, 2017.

Contractual Obligations

There have been no significant changes to the Company’s contractual obligations as disclosed in the Company’s 2017 Annual Report filed on Form 10-K.

Critical Accounting Policies and Estimates

Refer to Note 1, General and Note 3, Revenue from Contracts with Customers within our Condensed Consolidated Financial Statements of this Form 10-Q for a discussion of the Company's updated accounting policies on revenue recognition. The Company’s critical accounting policies and estimates are described in its 2017 Annual Report filed on Form 10-K.

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

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of March 31, 2018.

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

As of March 31, 2018, approximately 42% of the Company's debt portfolio was comprised of fixed-rate debt and 58% was floating-rate debt. A 1.0 percentage point increase in the interest rate of the floating-rate debt would have resulted in an increase in interest expense of $4.3 million for the three months ended March 31, 2018. There have been no significant changes to the Company’s exposure to market risk as disclosed in the Company’s 2017 Annual Report filed on Form 10-K.

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

There were no changes in the Company's internal control over financial reporting that occurred during the period covered by this report that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting other than the Company adopted ASC 606, Revenue from Contracts with Customers on January 1, 2018, and the Company implemented new controls and processes to meet the requirements of the standard.

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

There have been no material changes in the Company's risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2017. The risk factors disclosed in our Annual Report on Form 10-K, in addition to the other information set forth in this report, could materially affect our business, financial condition or results.

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

MOHAWK INDUSTRIES, INC.
(Registrant)

Dated:	May 4, 2018	By:	/s/ Jeffrey S. Lorberbaum
JEFFREY S. LORBERBAUM
Chairman and Chief Executive Officer
(principal executive officer)

Dated:	May 4, 2018	By:	/s/ Frank H. Boykin
FRANK H. BOYKIN
Chief Financial Officer
(principal financial officer)