Form 10-Q
period 2018-06-30
MOHAWK INDUSTRIES INC
filed 2018-08-03
CIK 851968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________
[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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

The number of shares outstanding of the issuer’s common stock as of August 1, 2018, the latest practicable date, is as follows: 74,602,891 shares of common stock, $.01 par value.

MOHAWK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

 MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$518,226	84,884
Receivables, net	1,737,935	1,558,159
Inventories	2,061,204	1,948,663
Prepaid expenses	385,228	376,836
Other current assets	71,087	104,425
Total current assets	4,773,680	4,072,967
Property, plant and equipment	7,790,440	7,486,284
Less: accumulated depreciation	3,369,367	3,215,494
Property, plant and equipment, net	4,421,073	4,270,790
Goodwill	2,447,046	2,471,459
Tradenames	630,365	644,208
Other intangible assets subject to amortization, net	228,167	247,559
Deferred income taxes and other non-current assets	393,708	387,870
	$12,894,039	12,094,853

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$1,146,511	1,203,683
Accounts payable and accrued expenses	1,589,561	1,451,672
Total current liabilities	2,736,072	2,655,355
Deferred income taxes	365,379	328,103
Long-term debt, less current portion	1,884,023	1,559,895
Other long-term liabilities	505,088	455,028
Total liabilities	5,490,562	4,998,381
Commitments and contingencies (Note 15)
Redeemable noncontrolling interest	30,043	29,463
Stockholders’ equity:
Preferred stock, $.01 par value; 60 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 150,000 shares authorized; 81,952 and 81,771 shares issued in 2018 and 2017, respectively	820	818
Additional paid-in capital	1,842,060	1,828,131
Retained earnings	6,409,552	6,004,506
Accumulated other comprehensive loss	(671,133)	(558,527)
	7,581,299	7,274,928
Less treasury stock at cost; 7,350 shares in 2018 and 2017	215,745	215,766
Total Mohawk Industries, Inc. stockholders' equity	7,365,554	7,059,162
Nonredeemable noncontrolling interest	7,880	7,847
Total stockholders' equity	7,373,434	7,067,009
	$12,894,039	12,094,853
See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net sales	$2,577,014	2,453,038	4,989,216	4,673,683
Cost of sales	1,810,459	1,673,902	3,517,969	3,214,194
Gross profit	766,555	779,136	1,471,247	1,459,489
Selling, general and administrative expenses	440,248	423,311	876,541	828,880
Operating income	326,307	355,825	594,706	630,609
Interest expense	7,863	8,393	15,391	16,595
Other expense, net	2,090	3,002	6,088	170
Earnings before income taxes	316,354	344,430	573,227	613,844
Income tax expense	118,809	82,682	166,441	151,040
Net earnings including noncontrolling interests	197,545	261,748	406,786	462,804
Net income attributable to noncontrolling interests	959	1,067	1,434	1,569
Net earnings attributable to Mohawk Industries, Inc.	$196,586	260,681	405,352	461,235

Basic earnings per share attributable to Mohawk Industries, Inc.
Basic earnings per share attributable to Mohawk Industries, Inc.	$2.64	3.51	5.44	6.21
Weighted-average common shares outstanding—basic	74,597	74,327	74,525	74,269

Diluted earnings per share attributable to Mohawk Industries, Inc.
Diluted earnings per share attributable to Mohawk Industries, Inc.	$2.62	3.48	5.41	6.17
Weighted-average common shares outstanding—diluted	74,937	74,801	74,928	74,773
See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net earnings including noncontrolling interests	$197,545	261,748	406,786	462,804
Other comprehensive income (loss):
Foreign currency translation adjustments	(186,350)	113,465	(113,957)	197,088
Pension prior service cost and actuarial gain (loss), net of tax	358	(266)	223	(848)
Other comprehensive income (loss)	(185,992)	113,199	(113,734)	196,240
Comprehensive income	11,553	374,947	293,052	659,044
Comprehensive income (loss) attributable to noncontrolling interests	(1,068)	1,067	306	1,569
Comprehensive income attributable to Mohawk Industries, Inc.	$12,621	373,880	292,746	657,475
See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30, 2018	July 1, 2017
Cash flows from operating activities:
Net earnings	$406,786	462,804
Adjustments to reconcile net earnings to net cash provided by operating activities:
Restructuring	31,311	16,353
Depreciation and amortization	249,702	214,785
Deferred income taxes	53,031	4,679
(Gain) loss on disposal of property, plant and equipment	(806)	915
Stock-based compensation expense	21,593	23,430
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	(198,131)	(166,643)
Inventories	(132,508)	(93,248)
Other assets and prepaid expenses	(39,639)	(64,447)
Accounts payable and accrued expenses	228,789	17,598
Other liabilities	858	(2,348)
Net cash provided by operating activities	620,986	413,878
Cash flows from investing activities:
Additions to property, plant and equipment	(498,354)	(425,423)
Acquisitions, net of cash acquired	(24,410)	(250,468)
Purchases of short-term investments	(392,096)	—
Redemption of short-term investments	429,000	—
Net cash used in investing activities	(485,860)	(675,891)
Cash flows from financing activities:
Payments on Senior Credit Facilities	(441,049)	(259,086)
Proceeds from Senior Credit Facilities	455,015	240,674
Payments on Commercial Paper	(7,901,645)	(7,155,819)
Proceeds from Commercial Paper	7,853,591	7,799,905
Proceeds from Floating Rate Notes	353,648	—
Payments of other debt and financing costs	—	(6,208)
Payments on asset securitization borrowings	—	(500,000)
Proceeds from asset securitization borrowings	—	150,000
Debt issuance costs	(800)	(567)
Change in outstanding checks in excess of cash	(1,545)	(538)
Shares redeemed for taxes	(9,188)	(12,255)
Proceeds from stock transactions	2	1,202
Net cash used in financing activities	308,029	257,308
Effect of exchange rate changes on cash and cash equivalents	(9,813)	13,278
Net change in cash and cash equivalents	433,342	8,573
Cash and cash equivalents, beginning of period	84,884	121,665
Cash and cash equivalents, end of period	$518,226	130,238

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

Hedges of Net Investments in Non-U.S. Operations

The Company has numerous investments outside the United States. The net assets of these subsidiaries are exposed to changes and volatility in currency exchange rates. The Company uses foreign currency denominated debt to hedge some of its non-U.S. net investments against adverse movements in exchange rates. The gains and losses on the Company's net investments in its non-U.S. operations are partially economically offset by gains and losses on its foreign currency borrowings. The Company designated its €500,000 2.00% Senior Notes borrowing as a net investment hedge against a portion of its European operations. For the six months ended June 30, 2018 and July 1, 2017, the change in the U.S. dollar value of the Company's euro denominated debt was a decrease of $15,984 ($11,288 net of taxes) and an increase of $45,314 ($28,321 net of taxes), respectively, which is recorded in the foreign currency translation adjustment component of other comprehensive income (loss). The increase in the U.S. dollar value of the Company's debt partially offsets the euro-to-dollar translation of the Company's net investment in its European operations.

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

Substantially all of the Company’s revenue continues to be recognized at a point in time when the product is either shipped or received from the Company's facilities and control of the product is transferred to the customer. The Company reviewed all of its revenue product categories under ASC 606 and the only changes identified were that an immaterial amount of revenue from intellectual property ("IP") contracts results in earlier recognition of revenue, new controls and processes designed to meet the requirements of the standard were implemented, and the required new disclosures are presented in Note 3, Revenue from Contracts with Customers. The adoption of ASC 606 did not have a material impact on the amounts reported in the Company's consolidated financial position, results of operations or cash flows.

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

2. Acquisitions

2018 Acquisitions

On November 20, 2017, the Company announced that it agreed to acquire Godfrey Hirst Group, the leading flooring company in Australia and New Zealand, further extending Mohawk's global position. The acquisition closed on July 2, 2018, for A$556,000 ($411,882 equivalent at June 30, 2018) and the Company is currently determining its preliminary purchase price allocation for acquired tangible and identifiable intangible assets, liabilities assumed, any non-controlling interest acquired, and goodwill. The results of the Godfrey Hirst Group will be reflected in the Flooring ROW segment.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Revenue from Contracts with Customers

Revenue recognition and accounts receivable

The Company recognizes revenues when it satisfies performance obligations as evidenced by the transfer of control of the promised goods to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods. The nature of the promised goods are ceramic, stone, carpet, resilient, laminate, wood and other flooring products. Payment is typically received 90 days or less from the invoice date. The Company adjusts the amounts of revenue for expected cash discounts, sales allowances, returns, and claims, based upon historical experience. The Company adjusts accounts receivable for doubtful account allowances based upon historical bad debt, claims experience, periodic evaluation of specific customer accounts, and the aging of accounts receivable. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Contract liabilities

The Company historically records contract liabilities when it receives payment prior to fulfilling a performance obligation. Contract liabilities related to revenues are recorded in accounts payable and accrued expenses on the accompanying condensed consolidating balance sheets. The Company had contract liabilities of $42,938 and $29,124 as of June 30, 2018 and January 1, 2018, respectively.

Performance obligations

Substantially all of the Company’s revenue is recognized at a point-in-time when the product is either shipped or received from the Company's facilities and control of the product is transferred to the customer.  Accordingly, in any period, the Company does not recognize a significant amount of revenue from performance obligations satisfied or partially satisfied in prior periods and the amount of such revenue recognized during the three and six months ended June 30, 2018 was immaterial.

Costs to obtain a contract

The Company historically incurs certain incremental costs to obtain revenue contracts. These costs relate to marketing display structures and are capitalized when the amortization period is greater than one year, with the amount recorded in other assets on the accompanying condensed consolidated balance sheets. Capitalized costs to obtain contracts were $50,400 and $43,259 as of June 30, 2018 and January 1, 2018, respectively. Amortization expense recognized during the six months ended June 30, 2018 related to these capitalized costs was $35,869.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revenue disaggregation

The following table presents the Company’s segment revenues disaggregated by the geographical location of customer sales and product categories for the three months ended June 30, 2018 and July 1, 2017:

June 30, 2018	Global Ceramic segment	Flooring NA segment	Flooring ROW segment	Total
Geographical Markets
United States	$578,535	1,013,994	—	1,592,529
Europe	208,671	1,870	490,885	701,426
Russia	63,709	—	26,553	90,262
Other	78,382	41,706	72,709	192,797
	$929,297	1,057,570	590,147	2,577,014

Product Categories
Ceramic & Stone	$929,297	18,178	—	947,475
Carpet & Resilient	—	859,179	132,578	991,757
Laminate & Wood	—	180,213	216,754	396,967
Other (1)	—	—	240,815	240,815
	$929,297	1,057,570	590,147	2,577,014

July 1, 2017	Global Ceramic segment	Flooring NA segment	Flooring ROW segment	Total
Geographical Markets
United States	$571,195	990,599	484	1,562,278
Europe	191,397	4,248	414,621	610,266
Russia	62,006	—	22,482	84,488
Other	78,072	45,452	72,482	196,006
	$902,670	1,040,299	510,069	2,453,038

Product Categories
Ceramic & Stone	$902,670	21,499	—	924,169
Carpet & Resilient	—	829,625	110,836	940,461
Laminate & Wood	—	189,175	201,258	390,433
Other (1)	—	—	197,975	197,975
	$902,670	1,040,299	510,069	2,453,038

(1) Other includes roofing elements, insulation boards, chipboards and IP contracts.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents the Company’s segment revenues disaggregated by the geographical location of customer sales and product categories for the six months ended June 30, 2018 and July 1, 2017:

June 30, 2018	Global Ceramic segment	Flooring NA segment	Flooring ROW segment	Total
Geographical Markets
United States	$1,134,722	1,922,116	—	3,056,838
Europe	398,906	3,520	985,528	1,387,954
Russia	115,131	—	45,982	161,113
Other	157,086	82,292	143,933	383,311
	$1,805,845	2,007,928	1,175,443	4,989,216

Product Categories
Ceramic & Stone	$1,805,845	35,721	—	1,841,566
Carpet & Resilient	—	1,614,725	261,589	1,876,314
Laminate & Wood	—	357,482	442,897	800,379
Other (1)	—	—	470,957	470,957
	$1,805,845	2,007,928	1,175,443	4,989,216

July 1, 2017	Global Ceramic segment	Flooring NA segment	Flooring ROW segment	Total
Geographical Markets
United States	$1,116,211	1,883,204	1,187	3,000,602
Europe	323,018	8,283	826,816	1,158,117
Russia	106,264	—	40,621	146,885
Other	142,146	88,309	137,624	368,079
	$1,687,639	1,979,796	1,006,248	4,673,683

Product Categories
Ceramic & Stone	$1,687,639	42,847	—	1,730,486
Carpet & Resilient	—	1,562,878	210,959	1,773,837
Laminate & Wood	—	374,071	393,179	767,250
Other (1)	—	—	402,110	402,110
	$1,687,639	1,979,796	1,006,248	4,673,683

(1) Other includes roofing elements, insulation boards, chipboards and IP contracts.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Restructuring, acquisition transaction and integration-related costs consisted of the following during the three and six months ended June 30, 2018 and July 1, 2017:

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Cost of sales
Restructuring costs (a)	$9,331	12,165	23,421	15,063
Acquisition integration-related costs	2,687	863	3,095	777
Restructuring and integration-related costs	$12,018	13,028	26,516	15,840

Selling, general and administrative expenses
Restructuring costs (a)	$3,798	1,163	7,890	1,290
Acquisition transaction-related costs	63	212	63	212
Acquisition integration-related costs	163	1,475	3,677	2,514
Restructuring, acquisition and integration-related costs	$4,024	2,850	11,630	4,016

(a) The restructuring costs for 2018 and 2017 primarily relate to the Company's actions taken to lower its cost structure and improve efficiencies of manufacturing and distribution operations as well as actions related to the Company's recent acquisitions.

The restructuring activity for the six months ended June 30, 2018 is as follows:

	Lease impairments	Asset write-downs	Severance	Other restructuring costs and currency translation	Total
Balance as of December 31, 2017	$359	—	584	152	1,095
Provision - Global Ceramic segment	—	30	6,557	87	6,674
Provision - Flooring NA segment	236	684	4,814	18,472	24,206
Provision - Flooring ROW segment	—	—	152	(74)	78
Provision - Corporate	—	—	353	—	353
Cash payments	(335)	—	(7,271)	(18,112)	(25,718)
Non-cash items	—	(714)	(143)	(409)	(1,266)
Balance as of June 30, 2018	$260	—	5,046	116	5,422

The Company expects the remaining severance and other restructuring costs to be paid over the next 12 months.

5. Receivables, net

Receivables, net are as follows:

	June 30, 2018	December 31, 2017
Customers, trade	$1,716,748	1,538,348
Income tax receivable	7,959	9,835
Other	91,369	96,079
	1,816,076	1,644,262
Less: allowance for discounts, claims and doubtful accounts	78,141	86,103
Receivables, net	$1,737,935	1,558,159

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Inventories

The components of inventories are as follows:

	June 30, 2018	December 31, 2017
Finished goods	$1,446,883	1,326,038
Work in process	156,428	159,921
Raw materials	457,893	462,704
Total inventories	$2,061,204	1,948,663

7. Goodwill and intangible assets

The components of goodwill and other intangible assets are as follows:

Goodwill:

	Global Ceramic segment	Flooring NA segment	Flooring ROW segment	Total
Balance as of December 31, 2017
Goodwill	$1,567,872	869,764	1,361,248	3,798,884
Accumulated impairment losses	(531,930)	(343,054)	(452,441)	(1,327,425)
	$1,035,942	526,710	908,807	2,471,459

Goodwill recognized during the period	$—	—	12,548	12,548
Currency translation during the period	$(11,342)	—	(25,619)	(36,961)

Balance as of June 30, 2018
Goodwill	$1,556,530	869,764	1,348,177	3,774,471
Accumulated impairment losses	(531,930)	(343,054)	(452,441)	(1,327,425)
	$1,024,600	526,710	895,736	2,447,046

Intangible assets not subject to amortization:

Tradenames
Balance as of December 31, 2017	$644,208
Intangible assets acquired during the period	—
Currency translation during the period	(13,843)
Balance as of June 30, 2018	$630,365

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Intangible assets subject to amortization:

Gross carrying amounts:	Customer relationships	Patents	Other	Total
Balance as of December 31, 2017	$625,263	266,969	6,825	899,057
Intangible assets recognized during the period	—	—	7	7
Currency translation during the period	(11,108)	(7,185)	(123)	(18,416)
Balance as of June 30, 2018	$614,155	259,784	6,709	880,648

Accumulated amortization:	Customer relationships	Patents	Other	Total
Balance as of December 31, 2017	$390,428	259,908	1,162	651,498
Amortization during the period	13,875	1,155	20	15,050
Currency translation during the period	(7,051)	(7,006)	(10)	(14,067)
Balance as of June 30, 2018	$397,252	254,057	1,172	652,481

Intangible assets subject to amortization, net	$216,903	5,727	5,537	228,167

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Amortization expense	$7,483	9,322	15,050	19,381

8. Accounts payable and accrued expenses

Accounts payable and accrued expenses are as follows:

	June 30, 2018	December 31, 2017
Outstanding checks in excess of cash	$7,325	8,879
Accounts payable, trade	951,200	810,034
Accrued expenses	384,147	363,919
Product warranties	38,973	39,035
Accrued interest	16,725	22,363
Accrued compensation and benefits	191,191	207,442
Total accounts payable and accrued expenses	$1,589,561	1,451,672

9. Accumulated other comprehensive income (loss)

The changes in accumulated other comprehensive income (loss) by component, for the six months ended June 30, 2018 are as follows:

	Foreign currency translation adjustments	Pensions, net of tax	Total
Balance as of December 31, 2017	$(547,927)	(10,600)	(558,527)
Current period other comprehensive income	(112,829)	223	(112,606)
Balance as of June 30, 2018	$(660,756)	(10,377)	(671,133)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Stock-based compensation

The Company recognizes compensation expense for all share-based payments granted based on the grant-date fair value estimated in accordance with the provisions of the FASB ASC 718-10. Compensation expense is recognized on a straight-line basis over the options’ or other awards’ estimated lives for fixed awards with ratable vesting provisions.

The Company granted 4 restricted stock units ("RSUs") at a weighted average grant-date fair value of $204.35 per unit for the three months ended June 30, 2018. The Company granted 127 RSUs at a weighted average grant-date fair value of $237.94 per unit for the six months ended June 30, 2018. The Company granted 153 RSUs at a weighted average grant-date fair value of $226.85 per unit for the six months ended July 1, 2017. The Company recognized stock-based compensation costs related to the issuance of RSUs of $13,645 ($10,097 net of taxes) and $13,875 ($8,419 net of taxes) for the three months ended June 30, 2018 and July 1, 2017, respectively, which has been allocated to cost of sales and selling, general and administrative expenses. The Company recognized stock-based compensation costs related to the issuance of RSUs of $21,593 ($15,979 net of taxes) and $23,424 ($14,214 net of taxes) for the six months ended June 30, 2018 and July 1, 2017, respectively, which has been allocated to cost of sales and selling, general and administrative expenses. Pre-tax unrecognized compensation expense for unvested RSUs granted to employees, net of estimated forfeitures, was $32,114 as of June 30, 2018, and will be recognized as expense over a weighted-average period of approximately 1.60 years. The Company also recognized stock-based compensation costs related to stock options of $6 ($4 net of taxes) for the six months ended July 1, 2017 which was allocated to cost of sales and selling, general and administrative expenses.

11. Other expense (income), net

Other expense (income), net is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Foreign currency losses (gains), net	$3,317	5,008	4,722	2,685
Release of indemnification asset	—	—	1,749	—
All other, net	(1,227)	(2,006)	(383)	(2,515)
Total other expense, net	$2,090	3,002	6,088	170

12. Income Taxes

For the quarter ended June 30, 2018, the Company recorded income tax expense of $118,809 on earnings before income taxes of $316,354 for an effective tax rate of 37.6%, as compared to an income tax expense of $82,682 on earnings before income taxes of $344,430, for an effective tax rate of 24.0% for the quarter ended July 1, 2017. For the six months ended June 30, 2018, the Company recorded income tax expense of $166,441 on earnings before income taxes of $573,227 for an effective tax rate of 29.0% as compared to an income tax expense of $151,040 on earnings before income taxes of $613,844, for an effective tax rate of 24.6% for the six months ended July 1, 2017.

The effective tax rates for the three and six months ended June 30, 2018 were unfavorably impacted by Notice 2018-26, issued by the Department of the Treasury on April 2, 2018, which provided additional guidance on determining the amount of gross income to be recognized by U.S. taxpayers under the deemed repatriation of previously deferred foreign earnings. The effective tax rates for the three and six months ended June 30, 2018 were favorably impacted by tax reforms in Belgium and the U.S., which reduced the statutory rates from 33.99% to 29.58%, and 35% to 21%, respectively. The effective tax rates for the three and six months ended July 1, 2017 were favorably impacted by discrete items that occurred in the quarter ended July 1, 2017.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

its accounting for the income tax effects of the TCJA but this will be completed within the one-year time period permitted by SAB 118.

As disclosed in its December 31, 2017 10-K, the Company was able to make reasonable estimates and recorded a provisional amount in 2017 for the reduction of the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. This estimate may be affected in future periods by other analysis to the TCJA, including, but not limited to, calculations of deemed repatriation of deferred foreign income and the state tax effect, expenditures that qualify for immediate expensing, and amounts limited for payments to covered employees. The Company analyzed Notice 2018-26, and has recorded $54,674 of additional net tax expense resulting from an increase of $100,865 for estimated Deemed Repatriation Transition Tax ("Transition Tax"), and decreases of $27,485 and $18,706 for reversals of unrecognized tax liabilities and transaction tax liabilities, respectively, during the quarter ended June 30, 2018.

The Transition Tax is a tax on previously untaxed earnings and profits (“E&P”) of certain foreign subsidiaries. To determine the amount of the Transition Tax, the Company must determine, in addition to other factors, the amount of post-1986 E&P of the relevant foreign subsidiaries, as well as the amount of non-U.S. income tax paid on such earnings. The Company made a provisional estimate of the Transition Tax obligation in 2017 and updated the provisional amount in the second quarter of 2018; however, the Company is continuing to gather additional information to compute a more precise amount. As of June 30, 2018 and December 31, 2017, the Company has a liability of $206,030 and $105,165, respectively, related to Transition Tax and will elect to pay the transition tax liability over the 8-year deferral period, with 8% due in each of the first five years, 15% in the sixth year, 20% in the seventh year, and 25% in the eighth year. As of June 30, 2018, $17,522 of the Transition Tax obligation is recorded in accounts payable and accrued expenses, with the remaining $188,508 recorded in other long-term liabilities within the accompanying condensed consolidating balance sheets.

Because of the complexity of the new Global Intangible Low-Taxed Income (“GILTI”) rules, the Company is continuing to evaluate this provision of the TCJA and the application of ASC 740. Accordingly, the accounting is incomplete, and the Company is not yet able to make reasonable estimates of the effects; therefore, no provisional estimates were recorded. Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). The Company’s selection of an accounting policy with respect to the new GILTI tax rules will depend on complex calculations that the Company is unable to reasonably estimate at this time.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net earnings attributable to Mohawk Industries, Inc.	$196,586	260,681	405,352	461,235
Accretion of redeemable noncontrolling interest (a)	—	—	(305)	—
Net earnings available to common stockholders	$196,586	260,681	405,047	461,235

Weighted-average common shares outstanding-basic and diluted:
Weighted-average common shares outstanding—basic	74,597	74,327	74,525	74,269
Add weighted-average dilutive potential common shares—options to purchase common shares and RSUs, net	340	474	403	504
Weighted-average common shares outstanding-diluted	74,937	74,801	74,928	74,773

Earnings per share attributable to Mohawk Industries, Inc.
Basic	$2.64	3.51	5.44	6.21
Diluted	$2.62	3.48	5.41	6.17

(a) Represents the accretion of the Company's redeemable noncontrolling interest to redemptive value resulting from the May 12, 2015 purchase of approximately 90% of all outstanding shares of the KAI Group. The Company has had the option to call and the holder the option to put this noncontrolling interest since May 12, 2018.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Segment information is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net sales:
Global Ceramic segment	$929,297	902,670	1,805,845	1,687,639
Flooring NA segment	1,057,570	1,040,299	2,007,928	1,979,795
Flooring ROW segment	590,147	510,069	1,175,443	1,006,249
Intersegment sales	—	—	—	—
	$2,577,014	2,453,038	4,989,216	4,673,683
Operating income (loss):
Global Ceramic segment	$134,760	152,557	248,177	268,593
Flooring NA segment	100,662	127,482	175,410	219,624
Flooring ROW segment	100,166	86,052	189,226	162,147
Corporate and intersegment eliminations	(9,281)	(10,266)	(18,107)	(19,755)
	$326,307	355,825	594,706	630,609

	June 30, 2018	December 31, 2017
Assets:
Global Ceramic segment	$4,974,791	4,838,310
Flooring NA segment	3,927,190	3,702,137
Flooring ROW segment	3,701,419	3,245,424
Corporate and intersegment eliminations	290,639	308,982
	$12,894,039	12,094,853

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

The Company filed a motion to dismiss in the Centre Water Board case on November 30, 2017 and a motion for judgment on the pleadings in the Gadsden Water Board case on October 25, 2017.  Both motions argued that the courts did not have personal jurisdiction over the Company and that the complaints failed to state a claim on which relief could be granted.  The Centre Water Board court denied the motion on May 15, 2018.  On June 19, 2018, the Company filed a petition to the Alabama Supreme Court, seeking a ruling that the trial court erred in denying the motion to dismiss on the personal jurisdiction argument.  That petition remains pending.  The motion for judgment on the pleadings in the Gadsden Water Board case also remains pending.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

apply the ruling to all of the open years (to the extent there are no additional facts/procedural arguments in the other years). In May 2017, the statute of limitation was extended to include 2011.

On January 27, 2016, the Court of First Appeal in Bruges, Belgium ruled in favor of the Company with respect to the calendar years ending December 31, 2005 and December 31, 2009. On March 9, 2016, the Belgian tax authority lodged its Notification of Appeal with the Ghent Court of Appeal. On June 13, 2018, the Court of First Appeal in Bruges, Belgium again ruled in favor of the Company with respect to the calendar years ending December 31, 2006, December 31, 2007, December 31, 2008, and December 31, 2010. The Company has now received positive rulings from the Court of First Appeal in Bruges on all calendar years 2005 through 2010, inclusive.

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

At the Company's election, revolving loans under the 2015 Senior Credit Facility bear interest at annual rates equal to either (a) LIBOR for 1, 2, 3 or 6 month periods, as selected by the Company, plus an applicable margin ranging between 1.00% and 1.75% (1.125% as of June 30, 2018), or (b) the higher of the Wells Fargo Bank, National Association prime rate, the Federal Funds rate plus 0.5%, or a monthly LIBOR rate plus 1.0%, plus an applicable margin ranging between 0.00% and 0.75% (0.125% as of June 30, 2018). The Company also pays a commitment fee to the lenders under the 2015 Senior Credit Facility on the average amount by which the aggregate commitments of the lenders' exceed utilization of the 2015 Senior Credit Facility ranging from 0.10% to 0.225% per annum (0.125% as of June 30, 2018). The applicable margins and the commitment fee are determined based on whichever of the Company's Consolidated Net Leverage Ratio or its senior unsecured debt rating (or if not available, corporate family rating) results in the lower applicable margins and commitment fee (with applicable margins and the commitment fee increasing as that ratio increases or those ratings decline, as applicable).

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

As of June 30, 2018, amounts utilized under the 2015 Senior Credit Facility included $59,233 of borrowings and $55,220 of standby letters of credit related to various insurance contracts and foreign vendor commitments. The outstanding borrowings of $1,069,208 under the Company's U.S. and European commercial paper programs as of June 30, 2018 reduce the availability of the 2015 Senior Credit Facility. Including commercial paper borrowings, the Company has utilized $1,183,661 under the 2015 Senior Credit Facility resulting in a total of $616,339 available as of June 30, 2018.

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

The proceeds from the issuance of commercial paper notes are available for general corporate purposes. As of June 30, 2018, there was $508,460 outstanding under the U.S. program, and the euro equivalent of $560,748 was outstanding under the European program. The weighted-average interest rate and maturity period for the U.S. program were 2.36% and 26.18 days, respectively. The weighted average interest rate and maturity period for the European program were (0.20)% and 26.53 days, respectively.

Senior Notes

On May 18, 2018, Mohawk Capital Finance S.A. (“Mohawk Finance”), an indirect wholly-owned finance subsidiary of the Company, completed the issuance and sale of €300,000 aggregate principal amount of its Floating Rate Notes due May 18, 2020 ("2020 Floating Rate Notes"). The 2020 Floating Rate Notes are senior unsecured obligations of Mohawk Finance and rank pari passu with all of Mohawk Finance’s other existing and future senior unsecured indebtedness. The 2020 Floating Rate Notes are fully, unconditionally and irrevocably guaranteed by the Company on a senior unsecured basis. These notes bear interest at a rate per annum, reset quarterly, equal to three-month EURIBOR plus 0.3% (but in no event shall the interest rate be less than zero). Interest on the Floating Rate Notes is payable quarterly on August 18, November 18, February 18, and May 18 of each year. Mohawk Finance paid financing costs of $800 in connection with the 2020 Floating Rate Notes. These costs were deferred and are being amortized over the term of the 2020 Floating Rate Notes.

On September 11, 2017, Mohawk Finance completed the issuance and sale of €300,000 aggregate principal amount of its Floating Rate Notes due September 11, 2019 ("2019 Floating Rate Notes"). The 2019 Floating Rate Notes are senior unsecured obligations of Mohawk Finance and rank pari passu with all of Mohawk Finance’s other existing and future senior unsecured indebtedness. The 2019 Floating Rate Notes are fully, unconditionally and irrevocably guaranteed by the Company on a senior unsecured basis. These notes bear interest at a rate per annum, reset quarterly, equal to three-month EURIBOR plus 0.3% (but in no event shall the interest rate be less than zero). Interest on the 2019 Floating Rate Notes is payable quarterly on September 11, December 11, March 11, and June 11 of each year. Mohawk Finance paid financing costs of $911 in connection with the 2019 Floating Rate Notes. These costs were deferred and are being amortized over the term of the 2019 Floating Rate Notes.

On June 9, 2015, the Company issued €500,000 aggregate principal amount of 2.00% Senior Notes due January 14, 2022. The 2.00% Senior Notes are senior unsecured obligations of the Company and rank pari passu with all of the Company’s existing

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The fair values and carrying values of our debt instruments are detailed as follows:

	June 30, 2018		December 31, 2017
	Fair Value	Carrying Value	Fair Value	Carrying Value
3.85% senior notes, payable February 1, 2023; interest payable semiannually	$606,348	600,000	622,752	600,000
2.00% senior notes, payable January 14, 2022; interest payable annually	614,936	584,112	634,193	600,096
Floating Rate Notes, payable September 11, 2019, interest payable quarterly	351,115	350,467	360,807	360,058
Floating Rate Notes, payable May 18, 2020, interest payable quarterly	349,437	350,467	—	—
U.S. commercial paper	508,460	508,460	228,500	228,500
European commercial paper	560,748	560,748	912,146	912,146
2015 Senior Credit Facility	59,233	59,233	62,104	62,104
Capital leases and other	23,189	23,189	6,934	6,934
Unamortized debt issuance costs	(6,142)	(6,142)	(6,260)	(6,260)
Total debt	3,067,324	3,030,534	2,821,176	2,763,578
Less current portion of long-term debt and commercial paper	1,145,481	1,146,511	1,203,683	1,203,683
Long-term debt, less current portion	$1,921,843	1,884,023	1,617,493	1,559,895

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

The Company is a significant participant in every major product category across the global flooring industry.   A majority of the Company’s sales and long-lived assets are located in the United States and Europe. The Company expects continued growth in the United States market if residential housing starts and remodeling continue to grow. The Company also has operations in Europe, Russia and other parts of the world where the Company is growing market share, especially in its ceramic tile product lines. The Company expects sales growth to continue on a local basis in 2018 despite decreased revenues from IP contracts that expired during 2017. This decrease in IP contract revenue is projected to result in a reduction of operating income of $35-$40 million. The Company is also implementing product price increases due to escalating material costs.

In 2017, the Company invested over $900 million in capital projects to expand capacities, differentiate products, and improve productivity.  In 2018, the Company plans to invest an additional $780.0 million in its existing businesses to complete projects that were begun in 2017 and to commence new initiatives resulting in $30-$35 million of increased start-up costs. The largest investments during this two-year period are the expansion of LVT in the U.S. and Europe; ceramic capacity increases in Mexico, Italy, Poland, Bulgaria and Russia; luxury laminate in the U.S., Europe and Russia; carpet tile in Europe; sheet vinyl in Russia; and countertops in the U.S. and Europe.

For the three months ended June 30, 2018, net earnings attributable to the Company were $196.6 million, or diluted earnings per share ("EPS") of $2.62, compared to net earnings attributable to the Company of $260.7 million, or diluted EPS of $3.48 for the three months ended July 1, 2017. Net earnings attributable to the Company were $405.4 million, or diluted EPS of $5.41 for the six months ended June 30, 2018 compared to net earnings attributable to the Company of $461.2 million, or diluted EPS of $6.17 for the six months ended July 1, 2017. The decrease in EPS was primarily attributable to higher inflation and startup costs, increased income tax expense, and decreased sales volume, partially offset by the favorable net impact of price and product mix and savings from capital investments and cost reduction initiatives.
For the six months ended June 30, 2018, the Company generated $621.0 million of cash from operating activities. As of June 30, 2018, the Company had cash and cash equivalents of $518.2 million, of which $22.6 million was in the United States and $495.7 million was in foreign countries. The increase in cash in foreign countries was due to the pending Godfrey Hirst acquisition discussed below.

Recent Events

On November 20, 2017, the Company announced that it agreed to acquire Godfrey Hirst Group, the leading flooring company in Australia and New Zealand, further extending Mohawk's global position. The acquisition closed on July 2, 2018 for approximately A$556.0 million ($411.9 million equivalent at June 30, 2018).

Results of Operations

Quarter Ended June 30, 2018, as compared with Quarter Ended July 1, 2017

Net sales

Net sales for the three months ended June 30, 2018 were $2,577.0 million, reflecting an increase of $124.0 million, or 5.1%, from the $2,453.0 million reported for the three months ended July 1, 2017. The increase was primarily attributable to the net impact of favorable foreign exchange rates of approximately $48 million, or 2%, the favorable net impact of price and product mix of approximately $40 million, or 2%, and higher sales volume of approximately $36 million, or 1%.

Global Ceramic segment—Net sales increased $26.6 million, or 2.9%, to $929.3 million for the three months ended June 30, 2018, compared to $902.7 million for the three months ended July 1, 2017. The increase was primarily attributable to higher sales volume of approximately $15 million, or 2%, and the net impact of favorable foreign exchange rates of approximately $11 million, or 1%.

Flooring NA segment—Net sales increased $17.3 million, or 1.7%, to $1,057.6 million for the three months ended June 30, 2018, compared to $1,040.3 million for the three months ended July 1, 2017. The increase was primarily attributable to the favorable net impact of price and product mix and higher sales volume.

Flooring ROW segment—Net sales increased $80.1 million, or 15.7%, to $590.1 million for the three months ended June 30, 2018, compared to $510.1 million for the three months ended July 1, 2017. The increase was primarily attributable to the net impact of favorable foreign exchange rates of approximately $37 million, or 7%, the favorable impact of price and product mix of approximately $25 million, or 5%, and higher sales volume of approximately $18 million, or 3%.

Gross profit

Gross profit for the three months ended June 30, 2018 was $766.6 million (29.7% of net sales), a decrease of $12.6 million or 1.6%, compared to gross profit of $779.1 million (31.8% of net sales) for the three months ended July 1, 2017. As a percentage of net sales, gross profit decreased 202 basis points. The decrease in gross profit dollars was primarily attributable to higher inflation costs of approximately $58 million, including increased material costs of approximately $34 million, and approximately $7 million of startup costs associated with large investments to expand sales, add product categories and enter new markets, partially offset by the favorable net impact of price and product mix of approximately $23 million, savings from capital investments and cost reduction initiatives of approximately $12 million, the net impact of favorable foreign exchange rates of approximately $11 million, and the favorable impact of lower restructuring, acquisition and integration-related, and other costs of approximately $10 million.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended June 30, 2018 were $440.2 million (17.1% of net sales), an increase of $16.9 million compared to $423.3 million (17.3% of net sales) for the three months ended July 1, 2017. As a percentage of net sales, selling, general and administrative expenses decreased 17 basis points. The increase in selling, general and administrative expenses in dollars was primarily attributable to the net impact of unfavorable foreign exchange rates of approximately $7 million, higher inflation costs of approximately $4 million, and approximately $3 million of costs associated with investments in new product development, sales personnel and marketing.

Operating income

Operating income for the three months ended June 30, 2018 was $326.3 million (12.7% of net sales) reflecting a decrease of $29.5 million, or 8.3%, compared to operating income of $355.8 million (14.5% of net sales) for the three months ended July 1, 2017. The decrease in operating income was primarily attributable to higher inflation costs of approximately $62 million, including increased material costs of approximately $34 million, and approximately $8 million of startup costs associated with large investments to expand sales, add product categories, and enter new markets, partially offset by the favorable net impact of price and product mix of approximately $23 million, savings from capital investments and cost reduction initiatives of approximately $12 million, and approximately $9 million due to the favorable impact of lower restructuring, acquisition and integration-related, and other costs.

Global Ceramic segment—Operating income was $134.8 million (14.5% of segment net sales) for the three months ended June 30, 2018 reflecting a decrease of $17.8 million compared to operating income of $152.6 million (16.9% of segment net sales)

for the three months ended July 1, 2017. The decrease in operating income was primarily attributable to higher inflation costs of approximately $25 million, and the unfavorable net impact of price and product mix of approximately $6 million, partially offset by savings from capital investments and cost reduction initiatives of approximately $9 million, and approximately $5 million due to the favorable impact of lower restructuring, acquisition and integration-related, and other costs.

Flooring NA segment—Operating income was $100.7 million (9.5% of segment net sales) for the three months ended June 30, 2018 reflecting a decrease of $26.8 million compared to operating income of $127.5 million (12.3% of segment net sales) for the three months ended July 1, 2017. The decrease in operating income was primarily attributable to higher inflation costs of approximately $30 million, including increased material costs of approximately $23 million, and a decline in the savings from capital investments and costs reduction initiatives of approximately $3 million, partially offset by the favorable net impact of price and product mix of approximately $7 million.

Flooring ROW segment—Operating income was $100.2 million (17.0% of segment net sales) for the three months ended June 30, 2018 reflecting an increase of $14.1 million compared to operating income of $86.1 million (16.9% of segment net sales) for the three months ended July 1, 2017. The increase in operating income was primarily attributable to the favorable net impact of price and product mix of approximately $22 million, and savings from capital investments and cost reduction initiatives of approximately $6 million, partially offset by higher inflation costs of approximately $8 million, and approximately $5 million of startup costs associated with large investments to expand sales, add product categories, and enter new markets.

Interest expense

Interest expense was $7.9 million for the three months ended June 30, 2018, reflecting a decrease of $0.5 million compared to interest expense of $8.4 million for the three months ended July 1, 2017.

Other expense, net

Other expense, net was $2.1 million for the three months ended June 30, 2018, reflecting an favorable change of $0.9 million compared to other expense, net of $3.0 million for the three months ended July 1, 2017. The change was primarily attributable to the increased favorable impact of foreign exchange rates on transactions in the current year.

Income tax expense

For the three months ended June 30, 2018, the Company recorded income tax expense of $118.8 million on earnings before income taxes of $316.4 million for an effective tax rate of 37.6%, as compared to income tax expense of $82.7 million on earnings before income taxes of $344.4 million, for an effective tax rate of 24.0% for the three months ended July 1, 2017. The effective tax rate for 2018 was unfavorably impacted by Notice 2018-26, issued by the Department of the Treasury on April 2, 2018, which provided additional guidance on determining the amount of gross income to be recognized by U.S. taxpayers under the deemed repatriation of previously deferred foreign earnings. The 2018 effective tax rate was favorably impacted by tax reforms in Belgium and the U.S., which reduced the statutory rates from 33.99% to 29.58%, and 35% to 21%, respectively. The 2017 effective tax rate was favorably impacted by discrete items that occurred in the quarter ended July 1, 2017.

Six Months Ended June 30, 2018, as compared with Six Months Ended July 1, 2017

Net sales

Net sales for the six months ended June 30, 2018 were $4,989.2 million, reflecting an increase of $315.5 million, or 6.8%, from the $4,673.7 million reported for the six months ended July 1, 2017. The increase was primarily attributable to higher sales volume of approximately $93 million, or 2%, which includes sales volume attributable to acquisitions of approximately $47 million. Also contributing to the increase in sales was the net impact of favorable foreign exchange rates of approximately $147 million, or 3%, and the favorable net impact of price and product mix of approximately $76 million, or 2%.

Global Ceramic segment—Net sales increased $118.2 million, or 7.0%, to $1,805.8 million for the six months ended June 30, 2018, compared to $1,687.6 million for the six months ended July 1, 2017. The increase was primarily attributable to higher sales volume of approximately $84 million, or 5%, which includes sales volume attributable to acquisitions of approximately $47 million. Also contributing to the increase in sales was the net impact of favorable foreign exchange rates of approximately $40 million, or 2%, partially offset by the unfavorable net impact of price and product mix of approximately $5 million.

Flooring NA segment—Net sales increased $28.1 million, or 1.4%, to $2,007.9 million for the six months ended June 30, 2018, compared to $1,979.8 million for the six months ended July 1, 2017. The increase was primarily attributable to the favorable net impact of price and product mix of approximately $22 million, or 1% and higher sales volume of approximately $6 million.

Flooring ROW segment—Net sales increased $169.2 million, or 16.8%, to $1,175.4 million for the six months ended June 30, 2018, compared to $1,006.2 million for the six months ended July 1, 2017. The increase was primarily attributable to the net impact of favorable foreign exchange rates of approximately $108 million, or 11%, the favorable net impact of price and product mix of approximately $59 million, or 6%, and higher sales volume of approximately $3 million.

Gross profit

Gross profit for the six months ended June 30, 2018 was $1,471.2 million (29.5% of net sales), an increase of $11.8 million or 0.8%, compared to gross profit of $1,459.5 million (31.2% of net sales) for the six months ended July 1, 2017. As a percentage of net sales, gross profit decreased 174 basis points. The increase in gross profit dollars was primarily attributable to the favorable net impact of price and product mix of approximately $60 million, savings from capital investments and cost reduction initiatives of approximately $34 million, and the net impact of favorable foreign exchange rates of approximately $33 million, partially offset by higher inflation costs of approximately $106 million, including increased material costs of approximately $68 million, and approximately $12 million of startup costs associated with large investments to expand sales, add product categories, and enter new markets.

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended June 30, 2018 were $876.5 million (17.6% of net sales), an increase of $47.7 million compared to $828.9 million (17.7% of net sales) for the six months ended July 1, 2017. As a percentage of net sales, selling, general and administrative expenses decreased 17 basis points. The increase in selling, general and administrative expenses in dollars was primarily attributable to the net impact of unfavorable foreign exchange rates of approximately $22 million, approximately $12 million of costs due to higher sales volume, and the unfavorable impact of higher restructuring, acquisition and integration-related, and other costs of approximately $8 million, and higher inflation costs of approximately $8 million, partially offset by savings from capital investments and cost reduction initiatives of approximately $10 million.

Operating income

Operating income for the six months ended June 30, 2018 was $594.7 million (11.9% of net sales) reflecting a decrease of $35.9 million, or 5.7%, compared to operating income of $630.6 million (13.5% of net sales) for the six months ended July 1, 2017. The decrease in operating income was primarily attributable to higher inflation costs of approximately $115 million, including increased material costs of approximately $68 million, approximately $17 million of startup costs associated with large investments to expand sales, add product categories, and enter new markets, and the unfavorable impact of higher restructuring, acquisition and integration-related, and other costs of approximately $10 million, partially offset by the favorable net impact of price and product mix of approximately $60 million, savings from capital investments and cost reduction initiatives of approximately $44 million and the net impact of favorable foreign exchange rates of approximately $12 million.

Global Ceramic segment—Operating income was $248.2 million (13.7% of segment net sales) for the six months ended June 30, 2018 reflecting a decrease of $20.4 million compared to operating income of $268.6 million (15.9% of segment net sales) for the six months ended July 1, 2017. The decrease in operating income was primarily attributable to higher inflation costs of approximately $37 million, and the unfavorable net impact of price and product mix of approximately $13 million, partially offset by savings from capital investments and cost reduction initiatives of approximately $23 million, and increased sales volume of approximately $11 million.

Flooring NA segment—Operating income was $175.4 million (8.7% of segment net sales) for the six months ended June 30, 2018 reflecting a decrease of $44.2 million compared to operating income of $219.6 million (11.1% of segment net sales) for the six months ended July 1, 2017. The decrease in operating income was primarily attributable higher inflation costs of approximately $55 million, including increased material costs of approximately $44 million, the unfavorable impact of higher restructuring, acquisition and integration-related, and other costs of approximately $11 million, approximately $6 million in decreased sales volume, and approximately $4 million of startup costs associated with large investments to expand sales, add product categories, and enter new markets, partially offset by the favorable net impact of price and product mix of approximately $21 million and savings from capital investments and cost reduction initiatives of approximately $11 million.

Flooring ROW segment—Operating income was $189.2 million (16.1% of segment net sales) for the six months ended June 30, 2018 reflecting an increase of $27.1 million compared to operating income of $162.1 million (16.1% of segment net sales) for the six months ended July 1, 2017. The increase in operating income was primarily attributable to the favorable net impact of price and product mix of approximately $53 million, savings from capital investments and cost reduction initiatives of approximately $10 million, and the net impact of favorable foreign exchange rates of approximately $8 million, partially offset by higher inflation costs of approximately $22 million, including increased material costs of approximately $17 million, approximately $11 million in decreased sales volume, and approximately $9 million of startup costs associated with large investments to expand sales, add product categories, and enter new markets. The decrease in sales volume is primarily due to the decline of IP contract revenue.

Interest expense

Interest expense was $15.4 million for the six months ended June 30, 2018, reflecting a decrease of $1.2 million compared to interest expense of $16.6 million for the six months ended July 1, 2017. The decrease was primarily attributable to a shift in the Company's borrowings to lower interest rate instruments.

Other expense, net

Other expense was $6.1 million for the six months ended June 30, 2018, reflecting an unfavorable change of $5.9 million compared to other expense of $0.2 million for the six months ended July 1, 2017. The change was primarily attributable to the increased unfavorable impact of foreign exchange rates on transactions in the current year and a charge for the release of an indemnification receivable.

Income tax expense

For the six months ended June 30, 2018, the Company recorded income tax expense of $166.4 million on earnings before income taxes of $573.2 million for an effective tax rate of 29.0%, as compared to an income tax expense of $151.0 million on earnings before income taxes of $613.8 million, for an effective tax rate of 24.6% for the six months ended July 1, 2017. The effective tax rate for 2018 was unfavorably impacted by Notice 2018-26, issued by the Department of the Treasury on April 2, 2018, which provided additional guidance on determining the amount of gross income to be recognized by U.S. taxpayers under the deemed repatriation of previously deferred foreign earnings. The 2018 effective tax rate was favorably impacted by tax reforms in Belgium and the U.S., which reduced the statutory rates from 33.99% to 29.58%, and 35% to 21%, respectively. The 2017 effective tax rate was favorably impacted by discrete items that occurred in the six months ended July 1, 2017.

Liquidity and Capital Resources

The Company’s primary capital requirements are for working capital, capital expenditures and acquisitions. The Company’s capital needs are met primarily through a combination of internally generated funds, commercial paper, bank credit lines, term and senior notes and credit terms from suppliers.

Net cash provided by operating activities in the first six months of 2018 was $621.0 million, compared to net cash provided by operating activities of $413.9 million in the first six months of 2017. The increase of $207.1 million in 2018 was primarily attributable to changes in working capital. These changes in working capital reflect normal fluctuations relative to the timing and nature of these transactions.

Net cash used in investing activities in the first six months of 2018 was $485.9 million compared to net cash used in investing activities of $675.9 million in the first six months of 2017. The decrease was primarily due to acquisitions in the prior year of $250.5 million compared to acquisitions in the current year of $24.4 million and increased capital expenditures of $72.9 million in the current year. These increases were offset by the net redemption activity in short-term investments of $36.9 million. The Company continues to invest to optimize sales and profit growth this year and beyond with product expansion and cost reduction projects in the business. Capital spending during the remainder of 2018 is expected to approximate $280 million, resulting in the full year spending being approximately $780.0 million.

Net cash provided by financing activities in the first six months of 2018 was $308.0 million compared to net cash provided by financing activities of $257.3 million in the six months of 2017. The change in cash provided by financing activities is primarily attributable to increased borrowings in the current year.

As of June 30, 2018, the Company had cash of $518.2 million, of which $495.7 million was held outside the United States. The increase in cash held outside the United States was due to the acquisition of Godfrey Hirst that closed July 2, 2018. The Company plans to permanently reinvest the cash held outside the United States. The Company believes that its cash and cash equivalents on hand, cash generated from operations and availability under its existing credit facilities will be sufficient to meet its capital expenditure, working capital and debt servicing requirements over at least the next twelve months.

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

At the Company's election, revolving loans under the 2015 Senior Credit Facility bear interest at annual rates equal to either (a) LIBOR for 1, 2, 3 or 6 month periods, as selected by the Company, plus an applicable margin ranging between 1.00% and 1.75% (1.125% as of June 30, 2018), or (b) the higher of the Wells Fargo Bank, National Association prime rate, the Federal Funds rate plus 0.5%, or a monthly LIBOR rate plus 1.0%, plus an applicable margin ranging between 0.00% and 0.75% (0.125% as of June 30, 2018). The Company also pays a commitment fee to the lenders under the 2015 Senior Credit Facility on the average amount by which the aggregate commitments of the lenders' exceed utilization of the 2015 Senior Credit Facility ranging from 0.10% to 0.225% per annum (0.125% as of June 30, 2018). The applicable margins and the commitment fee are determined based on whichever of the Company's Consolidated Net Leverage Ratio or its senior unsecured debt rating (or if not available, corporate family rating) results in the lower applicable margins and commitment fee (with applicable margins and the commitment fee increasing as that ratio increases or those ratings decline, as applicable).

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

As of June 30, 2018, amounts utilized under the 2015 Senior Credit Facility included $59.2 million of borrowings and $55.2 million of standby letters of credit related to various insurance contracts and foreign vendor commitments. The outstanding borrowings of $1,069.2 million under the Company's U.S. and European commercial paper programs as of June 30, 2018 reduce the availability of the 2015 Senior Credit Facility. Including commercial paper borrowings, the Company has utilized $1,183.7 million under the 2015 Senior Credit Facility resulting in a total of $616.3 million available as of June 30, 2018.

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

The proceeds from the issuance of commercial paper notes are available for general corporate purposes. As of June 30, 2018, there was $508.5 million outstanding under the U.S. program, and the euro equivalent of $560.7 million was outstanding under the European program. The weighted-average interest rate and maturity period for the U.S. program were 2.36% and 26.18 days, respectively. The weighted average interest rate and maturity period for the European program were (0.20)% and 26.53 days, respectively.

Senior Notes

On May 18, 2018, Mohawk Capital Finance S.A. (“Mohawk Finance”), an indirect wholly-owned finance subsidiary of the Company, completed the issuance and sale of €300.0 million aggregate principal amount of its Floating Rate Notes due May 18, 2020 ("2020 Floating Rate Notes"). The 2020 Floating Rate Notes are senior unsecured obligations of Mohawk Finance and rank pari passu with all of Mohawk Finance’s other existing and future senior unsecured indebtedness. The 2020 Floating Rate Notes are fully, unconditionally and irrevocably guaranteed by the Company on a senior unsecured basis. These notes bear interest at a rate per annum, reset quarterly, equal to three-month EURIBOR plus 0.3% (but in no event shall the interest rate be less than zero). Interest on the Floating Rate Notes is payable quarterly on August 18, November 18, February 18, and May 18 of each year. Mohawk Finance paid financing costs of $0.8 million in connection with the 2020 Floating Rate Notes. These costs were deferred and are being amortized over the term of the 2020 Floating Rate Notes.

On September 11, 2017, Mohawk Finance completed the issuance and sale of €300.0 million aggregate principal amount of its Floating Rate Notes due September 11, 2019 ("2019 Floating Rate Notes"). The 2019 Floating Rate Notes are senior unsecured obligations of Mohawk Finance and rank pari passu with all of Mohawk Finance’s other existing and future senior unsecured indebtedness. The 2019 Floating Rate Notes are fully, unconditionally and irrevocably guaranteed by the Company on a senior unsecured basis. These notes bear interest at a rate per annum, reset quarterly, equal to three-month EURIBOR plus 0.3% (but in no event shall the interest rate be less than zero). Interest on the 2019 Floating Rate Notes is payable quarterly on September 11, December 11, March 11, and June 11 of each year. Mohawk Finance paid financing costs of $0.9 million in connection with the 2019 Floating Rate Notes. These costs were deferred and are being amortized over the term of the 2019 Floating Rate Notes. As defined in the related agreements, the 2019 Floating Rate Notes contain covenants, representations and warranties and events of default, subject to exceptions, and restrictions on the Company’s financial and business operations, including limitations on liens, restrictions on entering into sale and leaseback transactions, fundamental changes, and a provision allowing the holder of the 2019 Floating Rate Notes to require repayment upon a change of control triggering event.

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

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of June 30, 2018.

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

As of June 30, 2018, approximately 40% of the Company's debt portfolio was comprised of fixed-rate debt and 60% was floating-rate debt. A 1.0 percentage point increase in the interest rate of the floating-rate debt would have resulted in an increase in interest expense of $4.6 million and $9.1 million for the three and six months ended June 30, 2018, respectively. There have been no significant changes to the Company’s exposure to market risk as disclosed in the Company’s 2017 Annual Report filed on Form 10-K.

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

The Company filed a motion to dismiss in the Centre Water Board case on November 30, 2017 and a motion for judgment on the pleadings in the Gadsden Water Board case on October 25, 2017.  Both motions argued that the courts did not have personal jurisdiction over the Company and that the complaints failed to state a claim on which relief could be granted.  The Centre Water Board court denied the motion on May 15, 2018.  On June 19, 2018, the Company filed a petition to the Alabama Supreme Court, seeking a ruling that the trial court erred in denying the motion to dismiss on the personal jurisdiction argument.  That petition remains pending.  The motion for judgment on the pleadings in the Gadsden Water Board case also remains pending.

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

On January 27, 2016, the Court of First Appeal in Bruges, Belgium ruled in favor of the Company with respect to the calendar years ending December 31, 2005 and December 31, 2009. On March 9, 2016, the Belgian tax authority lodged its Notification of Appeal with the Ghent Court of Appeal. On June 13, 2018, the Court of First Appeal in Bruges, Belgium again ruled in favor of the Company with respect to the calendar years ending December 31, 2006, December 31, 2007, December 31, 2008, and December 31, 2010. The Company has now received positive rulings from the Court of First Appeal in Bruges on all calendar years 2005 through 2010, inclusive. The Company anticipates that the Belgian tax authority will lodge its Notification of Appeal with the Ghent Court of Appeal for the calendar years December 31, 2006, December 31, 2007, December 31, 2008 and December 31, 2010.

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

10.1
Second Supplemental Indenture, dated as of May 18, 2018, by and among Mohawk Capital Finance S.A., as issuer, Mohawk Industries, Inc., as parent guarantor, U.S. Bank National Association, as trustee, registrar and transfer agent and Elavon Financial Services DAC, UK Branch, as paying agent (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated May 18, 2018).

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

MOHAWK INDUSTRIES, INC.
(Registrant)

Dated:	August 3, 2018	By:	/s/ Jeffrey S. Lorberbaum
JEFFREY S. LORBERBAUM
Chairman and Chief Executive Officer
(principal executive officer)

Dated:	August 3, 2018	By:	/s/ Frank H. Boykin
FRANK H. BOYKIN
Chief Financial Officer
(principal financial officer)