Form 10-Q
period 2018-09-29
MOHAWK INDUSTRIES INC
filed 2018-11-02
CIK 851968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________
[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2018

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s common stock as of October 31, 2018, the latest practicable date, is as follows: 74,198,945 shares of common stock, $.01 par value.

MOHAWK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	September 29, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$91,351	84,884
Receivables, net	1,755,710	1,558,159
Inventories	2,214,295	1,948,663
Prepaid expenses	416,805	376,836
Other current assets	70,309	104,425
Total current assets	4,548,470	4,072,967
Property, plant and equipment	8,053,767	7,486,284
Less: accumulated depreciation	3,467,531	3,215,494
Property, plant and equipment, net	4,586,236	4,270,790
Goodwill	2,522,139	2,471,459
Tradenames	683,348	644,208
Other intangible assets subject to amortization, net	261,313	247,559
Deferred income taxes and other non-current assets	399,420	387,870
	$13,000,926	12,094,853

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$1,333,853	1,203,683
Accounts payable and accrued expenses	1,623,418	1,451,672
Total current liabilities	2,957,271	2,655,355
Deferred income taxes	400,693	328,103
Long-term debt, less current portion	1,528,551	1,559,895
Other long-term liabilities	511,407	455,028
Total liabilities	5,397,922	4,998,381
Commitments and contingencies (Note 15)
Redeemable noncontrolling interest	31,227	29,463
Stockholders’ equity:
Preferred stock, $.01 par value; 60 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 150,000 shares authorized; 81,952 and 81,771 shares issued in 2018 and 2017, respectively	820	818
Additional paid-in capital	1,847,164	1,828,131
Retained earnings	6,635,896	6,004,506
Accumulated other comprehensive loss	(704,379)	(558,527)
	7,779,501	7,274,928
Less: treasury stock at cost; 7,350 shares in 2018 and 2017	215,745	215,766
Total Mohawk Industries, Inc. stockholders' equity	7,563,756	7,059,162
Nonredeemable noncontrolling interest	8,021	7,847
Total stockholders' equity	7,571,777	7,067,009
	$13,000,926	12,094,853
See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net sales	$2,545,800	2,448,510	7,535,016	7,122,193
Cost of sales	1,825,367	1,665,209	5,343,336	4,879,403
Gross profit	720,433	783,301	2,191,680	2,242,790
Selling, general and administrative expenses	433,189	403,203	1,309,730	1,232,083
Operating income	287,244	380,098	881,950	1,010,707
Interest expense	9,025	7,259	24,416	23,854
Other expense, net	706	1,285	6,794	1,455
Earnings before income taxes	277,513	371,554	850,740	985,398
Income tax expense	49,487	100,532	215,928	251,572
Net earnings including noncontrolling interests	228,026	271,022	634,812	733,826
Net income attributable to noncontrolling interests	1,013	997	2,447	2,566
Net earnings attributable to Mohawk Industries, Inc.	$227,013	270,025	632,365	731,260

Basic earnings per share attributable to Mohawk Industries, Inc.
Basic earnings per share attributable to Mohawk Industries, Inc.	$3.03	3.63	8.46	9.84
Weighted-average common shares outstanding—basic	74,603	74,338	74,599	74,330

Diluted earnings per share attributable to Mohawk Industries, Inc.
Diluted earnings per share attributable to Mohawk Industries, Inc.	$3.02	3.61	8.42	9.77
Weighted-average common shares outstanding—diluted	74,945	74,841	74,977	74,830
See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net earnings including noncontrolling interests	$228,026	271,022	634,812	733,826
Other comprehensive income (loss):
Foreign currency translation adjustments	(33,671)	65,262	(147,628)	262,350
Pension prior service cost and actuarial gain (loss), net of tax	68	156	291	(692)
Other comprehensive income (loss)	(33,603)	65,418	(147,337)	261,658
Comprehensive income	194,423	336,440	487,475	995,484
Comprehensive income attributable to noncontrolling interests	656	997	962	2,566
Comprehensive income attributable to Mohawk Industries, Inc.	$193,767	335,443	486,513	992,918
See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 29, 2018	September 30, 2017
Cash flows from operating activities:
Net earnings	$634,812	733,826
Adjustments to reconcile net earnings to net cash provided by operating activities:
Restructuring	42,791	27,099
Depreciation and amortization	382,673	328,300
Deferred income taxes	75,694	16,549
(Gain) loss on disposal of property, plant and equipment	(1,253)	2,221
Stock-based compensation expense	26,697	30,607
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	(180,830)	(166,775)
Inventories	(209,815)	(121,970)
Other assets and prepaid expenses	(68,122)	(1,668)
Accounts payable and accrued expenses	190,090	26,343
Other liabilities	1,748	(310)
Net cash provided by operating activities	894,485	874,222
Cash flows from investing activities:
Additions to property, plant and equipment	(642,949)	(654,630)
Acquisitions, net of cash acquired	(425,304)	(250,766)
Purchases of short-term investments	(526,096)	—
Redemption of short-term investments	566,000	—
Net cash used in investing activities	(1,028,349)	(905,396)
Cash flows from financing activities:
Payments on Senior Credit Facilities	(600,926)	(317,162)
Proceeds from Senior Credit Facilities	554,408	267,263
Payments on Commercial Paper	(12,119,516)	(11,385,287)
Proceeds from Commercial Paper	11,976,223	11,587,228
Proceeds from Floating Rate Notes	353,648	357,569
Payments of other debt and financing costs	—	(15,493)
Payments on asset securitization borrowings	—	(500,000)
Debt issuance costs	(864)	(1,400)
Change in outstanding checks in excess of cash	(2,242)	(5,004)
Shares redeemed for taxes	(9,188)	(12,255)
Proceeds from stock transactions	2	1,204
Net cash provide by (used in) financing activities	151,545	(23,337)
Effect of exchange rate changes on cash and cash equivalents	(11,214)	17,348
Net change in cash and cash equivalents	6,467	(37,163)
Cash and cash equivalents, beginning of period	84,884	121,665
Cash and cash equivalents, end of period	$91,351	84,502

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

Hedges of Net Investments in Non-U.S. Operations

The Company has numerous investments outside the United States. The net assets of these subsidiaries are exposed to changes and volatility in currency exchange rates. The Company uses foreign currency denominated debt to hedge some of its non-U.S. net investments against adverse movements in exchange rates. The gains and losses on the Company's net investments in its non-U.S. operations are partially economically offset by gains and losses on its foreign currency borrowings. The Company designated its €500,000 2.00% Senior Notes borrowing as a net investment hedge against a portion of its European operations. For the nine months ended September 29, 2018 and September 30, 2017, the change in the U.S. dollar value of the Company's euro denominated debt was a decrease of $19,848 ($14,223 net of taxes) and an increase of $64,684 ($40,427 net of taxes), respectively, which is recorded in the foreign currency translation adjustment component of other comprehensive income (loss). The increase in the U.S. dollar value of the Company's debt partially offsets the euro-to-dollar translation of the Company's net investment in its European operations.

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

2. Acquisitions

2018 Acquisitions

On July 2, 2018, the Company completed its acquisition of Godfrey Hirst Group, the leading flooring company in Australia and New Zealand, further extending Mohawk's global position. The total value of the acquisition was $400,894. The Company's acquisition of Godfrey Hirst Group resulted in preliminary allocations of goodwill of $88,636, indefinite-lived tradename intangible assets of $58,671 and intangible assets subject to amortization of $43,635. The goodwill is not expected to be deductible for tax purposes. The factors contributing to the recognition of the amount of goodwill include product, sales and manufacturing synergies. The Godfrey Hirst Group's results have been included in the condensed consolidated financial statements since the date of acquisition in the Flooring NA and Flooring ROW segments and the results of Godfrey Hirst Group's operations are not material to the Company's condensed consolidated results of operations.

On October 15, 2018, the Company agreed to acquire Eliane S/A Revestimentos Ceramicos, one of the largest ceramic tile companies in Brazil for approximately $250,000. The acquisition is expected to close during the fourth quarter.

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

Contract liabilities

The Company historically records contract liabilities when it receives payment prior to fulfilling a performance obligation. Contract liabilities related to revenues are recorded in accounts payable and accrued expenses on the accompanying condensed consolidating balance sheets. The Company had contract liabilities of $34,415 and $29,124 as of September 29, 2018 and January 1, 2018, respectively.

Performance obligations

Substantially all of the Company’s revenue is recognized at a point in time when the product is either shipped or received from the Company's facilities and control of the product is transferred to the customer.  Accordingly, in any period, the Company does not recognize a significant amount of revenue from performance obligations satisfied or partially satisfied in prior periods and the amount of such revenue recognized during the three and nine months ended September 29, 2018 was immaterial.

Costs to obtain a contract

The Company historically incurs certain incremental costs to obtain revenue contracts. These costs relate to marketing display structures and are capitalized when the amortization period is greater than one year, with the amount recorded in other assets on the accompanying condensed consolidated balance sheets. Capitalized costs to obtain contracts were $57,051 and $43,259 as of September 29, 2018 and January 1, 2018, respectively. Amortization expense recognized during the nine months ended September 29, 2018 related to these capitalized costs was $43,498.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revenue disaggregation

The following table presents the Company’s segment revenues disaggregated by the geographical market location of customer sales and product categories for the three months ended September 29, 2018 and September 30, 2017:

September 29, 2018	Global Ceramic segment	Flooring NA segment	Flooring ROW segment	Total
Geographical Markets
United States	$565,616	998,488	421	1,564,525
Europe	175,026	1,217	438,585	614,828
Russia	68,113	—	27,435	95,548
Other	77,018	47,835	146,046	270,899
	$885,773	1,047,540	612,487	2,545,800

Product Categories
Ceramic & Stone	$885,773	16,779	—	902,552
Carpet & Resilient	—	851,970	192,001	1,043,971
Laminate & Wood	—	178,791	200,499	379,290
Other (1)	—	—	219,987	219,987
	$885,773	1,047,540	612,487	2,545,800

September 30, 2017	Global Ceramic segment	Flooring NA segment	Flooring ROW segment	Total
Geographical Markets
United States	$563,297	978,791	457	1,542,545
Europe	181,938	4,740	425,868	612,546
Russia	67,610	—	25,545	93,155
Other	80,554	48,242	71,468	200,264
	$893,399	1,031,773	523,338	2,448,510

Product Categories
Ceramic & Stone	$893,399	17,978	—	911,377
Carpet & Resilient	—	830,780	109,279	940,059
Laminate & Wood	—	183,015	209,294	392,309
Other (1)	—	—	204,765	204,765
	$893,399	1,031,773	523,338	2,448,510

(1) Other includes roofing elements, insulation boards, chipboards and IP contracts.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents the Company’s segment revenues disaggregated by the geographical market location of customer sales and product categories for the nine months ended September 29, 2018 and September 30, 2017:

September 29, 2018	Global Ceramic segment	Flooring NA segment	Flooring ROW segment	Total
Geographical Markets
United States	$1,700,338	2,920,604	421	4,621,363
Europe	573,932	4,737	1,424,113	2,002,782
Russia	183,244	—	73,417	256,661
Other	234,104	130,127	289,979	654,210
	$2,691,618	3,055,468	1,787,930	7,535,016

Product Categories
Ceramic & Stone	$2,691,618	52,500	—	2,744,118
Carpet & Resilient	—	2,466,695	453,597	2,920,292
Laminate & Wood	—	536,273	643,389	1,179,662
Other (1)	—	—	690,944	690,944
	$2,691,618	3,055,468	1,787,930	7,535,016

September 30, 2017	Global Ceramic segment	Flooring NA segment	Flooring ROW segment	Total
Geographical Markets
United States	$1,679,508	2,861,995	1,644	4,543,147
Europe	504,956	13,023	1,252,684	1,770,663
Russia	173,874	—	66,166	240,040
Other	222,700	136,550	209,093	568,343
	$2,581,038	3,011,568	1,529,587	7,122,193

Product Categories
Ceramic & Stone	$2,581,038	60,825	—	2,641,863
Carpet & Resilient	—	2,393,658	320,238	2,713,896
Laminate & Wood	—	557,085	602,472	1,159,557
Other (1)	—	—	606,877	606,877
	$2,581,038	3,011,568	1,529,587	7,122,193

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Restructuring, acquisition transaction and integration-related costs consisted of the following during the three and nine months ended September 29, 2018 and September 30, 2017:

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Cost of sales
Restructuring costs (a)	$10,004	8,309	33,425	23,372
Acquisition integration-related costs	198	536	3,293	1,313
Restructuring and acquisition integration-related costs	$10,202	8,845	36,718	24,685

Selling, general and administrative expenses
Restructuring costs (a)	$1,476	2,437	9,366	3,727
Acquisition transaction-related costs	3,032	803	3,095	1,015
Acquisition integration-related costs	5,180	1,768	8,857	4,282
Restructuring, acquisition transaction and integration-related costs	$9,688	5,008	21,318	9,024

(a) The restructuring costs for 2018 and 2017 primarily relate to the Company's actions taken to lower its cost structure and improve efficiencies of manufacturing and distribution operations as well as actions related to the Company's recent acquisitions.

The restructuring activity for the nine months ended September 29, 2018 is as follows:

	Lease impairments	Asset write-downs	Severance	Other restructuring costs	Total
Balance as of December 31, 2017	$359	—	584	152	1,095
Provision - Global Ceramic segment	—	30	6,557	87	6,674
Provision - Flooring NA segment	236	700	4,985	28,889	34,810
Provision - Flooring ROW segment	—	—	932	(101)	831
Provision - Corporate	—	—	476	—	476
Cash payments	(500)	—	(11,197)	(25,518)	(37,215)
Non-cash items	—	(730)	(155)	(3,445)	(4,330)
Balance as of September 29, 2018	$95	—	2,182	64	2,341

The Company expects the remaining severance and other restructuring costs to be paid over the next 12 months.

5. Receivables, net

Receivables, net are as follows:

	September 29, 2018	December 31, 2017
Customers, trade	$1,726,925	1,538,348
Income tax receivable	8,638	9,835
Other	101,713	96,079
	1,837,276	1,644,262
Less: allowance for discounts, claims and doubtful accounts	81,566	86,103
Receivables, net	$1,755,710	1,558,159

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Inventories

The components of inventories are as follows:

	September 29, 2018	December 31, 2017
Finished goods	$1,538,122	1,326,038
Work in process	166,726	159,921
Raw materials	509,447	462,704
Total inventories	$2,214,295	1,948,663

7. Goodwill and intangible assets

The components of goodwill and other intangible assets are as follows:

Goodwill:

	Global Ceramic segment	Flooring NA segment	Flooring ROW segment	Total
Balance as of December 31, 2017
Goodwill	$1,567,872	869,764	1,361,248	3,798,884
Accumulated impairment losses	(531,930)	(343,054)	(452,441)	(1,327,425)
	$1,035,942	526,710	908,807	2,471,459

Goodwill recognized during the period	$—	5,184	96,000	101,184
Currency translation during the period	$(15,842)	—	(34,662)	(50,504)

Balance as of September 29, 2018
Goodwill	$1,552,030	874,948	1,422,586	3,849,564
Accumulated impairment losses	(531,930)	(343,054)	(452,441)	(1,327,425)
	$1,020,100	531,894	970,145	2,522,139

Intangible assets not subject to amortization:

Tradenames
Balance as of December 31, 2017	$644,208
Intangible assets acquired during the period	58,671
Currency translation during the period	(19,531)
Balance as of September 29, 2018	$683,348

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Intangible assets subject to amortization:

Gross carrying amounts:	Customer relationships	Patents	Other	Total
Balance as of December 31, 2017	$625,263	266,969	6,825	899,057
Intangible assets recognized during the period	43,635	—	7	43,642
Currency translation during the period	(15,102)	(8,889)	(183)	(24,174)
Balance as of September 29, 2018	$653,796	258,080	6,649	918,525

Accumulated amortization:	Customer relationships	Patents	Other	Total
Balance as of December 31, 2017	$390,428	259,908	1,162	651,498
Amortization during the period	21,429	1,713	56	23,198
Currency translation during the period	(8,798)	(8,673)	(13)	(17,484)
Balance as of September 29, 2018	$403,059	252,948	1,205	657,212

Intangible assets subject to amortization, net	$250,737	5,132	5,444	261,313

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Amortization expense	$8,148	7,421	23,198	26,802

8. Accounts payable and accrued expenses

Accounts payable and accrued expenses are as follows:

	September 29, 2018	December 31, 2017
Outstanding checks in excess of cash	$6,629	8,879
Accounts payable, trade	925,238	810,034
Accrued expenses	426,680	363,919
Product warranties	44,618	39,035
Accrued interest	13,838	22,363
Accrued compensation and benefits	206,415	207,442
Total accounts payable and accrued expenses	$1,623,418	1,451,672

9. Accumulated other comprehensive income (loss)

The changes in accumulated other comprehensive income (loss) by component, for the nine months ended September 29, 2018 are as follows:

	Foreign currency translation adjustments	Pensions, net of tax	Total
Balance as of December 31, 2017	$(547,927)	(10,600)	(558,527)
Current period other comprehensive income	(146,143)	291	(145,852)
Balance as of September 29, 2018	$(694,070)	(10,309)	(704,379)

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

The Company granted 3 restricted stock units ("RSUs") at a weighted average grant-date fair value of $189.39 per unit for the three months ended September 29, 2018. The Company granted 130 RSUs at a weighted average grant-date fair value of $236.82 per unit for the nine months ended September 29, 2018. The Company granted 154 RSUs at a weighted average grant-date fair value of $226.91 per unit for the nine months ended September 30, 2017. The Company recognized stock-based compensation costs related to the issuance of RSUs of $5,104 ($3,777 net of taxes) and $7,117 ($4,355 net of taxes) for the three months ended September 29, 2018 and September 30, 2017, respectively, which has been allocated to cost of sales and selling, general and administrative expenses. The Company recognized stock-based compensation costs related to the issuance of RSUs of $26,697 ($19,756 net of taxes) and $30,601 ($18,569 net of taxes) for the nine months ended September 29, 2018 and September 30, 2017, respectively, which has been allocated to cost of sales and selling, general and administrative expenses. Pre-tax unrecognized compensation expense for unvested RSUs granted to employees, net of estimated forfeitures, was $27,540 as of September 29, 2018, and will be recognized as expense over a weighted-average period of approximately 1.38 years. The Company also recognized stock-based compensation costs related to stock options of $6 ($4 net of taxes) for the nine months ended September 30, 2017 which was allocated to cost of sales and selling, general and administrative expenses.

11. Other expense (income), net

Other expense (income), net is as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Foreign currency losses (gains), net	$2,456	3,568	7,178	6,253
Release of indemnification asset	—	—	1,749	—
All other, net	(1,750)	(2,283)	(2,133)	(4,798)
Total other expense, net	$706	1,285	6,794	1,455

12. Income Taxes

For the quarter ended September 29, 2018, the Company recorded income tax expense of $49,487 on earnings before income taxes of $277,513 for an effective tax rate of 17.8%, as compared to an income tax expense of $100,532 on earnings before income taxes of $371,554, for an effective tax rate of 27.1% for the quarter ended September 30, 2017. For the nine months ended September 29, 2018, the Company recorded income tax expense of $215,928 on earnings before income taxes of $850,740 for an effective tax rate of 25.4% as compared to an income tax expense of $251,572 on earnings before income taxes of $985,398, for an effective tax rate of 25.5% for the nine months ended September 30, 2017.

The effective tax rates for the three and nine months ended September 29, 2018 were unfavorably impacted by Notice 2018-26, issued by the Department of the Treasury on April 2, 2018, which provided additional guidance on determining the amount of gross income to be recognized by U.S. taxpayers under the deemed repatriation of previously deferred foreign earnings. The effective tax rates for the three and nine months ended September 29, 2018 were favorably impacted by tax reforms in Belgium and the U.S., which reduced the statutory rates from 33.99% to 29.58%, and 35% to 21%, respectively. The effective tax rates for the three and nine months ended September 30, 2017 were both favorably impacted by discrete items.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provided guidance on accounting for the income tax effects of the Tax Cuts and Jobs Act ("TCJA"). SAB 118 provides a measurement period that should not extend beyond one year from the enactment date of the TCJA for companies to complete the accounting under ASC 740, Income Taxes ("ASC 740"). In accordance with SAB 118, a company must (1) reflect the income tax effects of those aspects of TCJA for which the accounting under ASC 740 is complete, (2) record a provisional estimate for those aspects of TCJA for which the accounting is incomplete but a reasonable estimate can be made, and/or (3) continue to apply ASC 740 on the basis of the provisions of tax laws in effect immediately before the enactment of the TCJA if no reasonable estimate can be made. The

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Company has not completed its accounting for the income tax effects of the TCJA but this will be completed within the one-year time period permitted by SAB 118.

As disclosed in its December 31, 2017 10-K, the Company was able to make reasonable estimates and recorded a provisional amount in 2017 for the reduction of the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. This estimate may be affected in future periods by other analysis to the TCJA, including, but not limited to, calculations of deemed repatriation of deferred foreign income and the state tax effect, expenditures that qualify for immediate expensing, and amounts limited for payments to covered employees. The Company analyzed Notice 2018-26, and has recorded $54,674 of additional net tax expense resulting from an increase of $100,865 for estimated Deemed Repatriation Transition Tax ("Transition Tax"), and decreases of $27,485 and $18,706 for reversals of unrecognized tax liabilities and transaction tax liabilities, respectively, during the nine months ended September 29, 2018.

The Transition Tax is a tax on previously untaxed earnings and profits (“E&P”) of certain foreign subsidiaries. To determine the amount of the Transition Tax, the Company must determine, in addition to other factors, the amount of post-1986 E&P of the relevant foreign subsidiaries, as well as the amount of non-U.S. income tax paid on such earnings. The Company made a provisional estimate of the Transition Tax obligation in 2017 and updated the provisional amount in the second quarter of 2018; however, the Company is continuing to gather additional information to compute a more precise amount. As of September 29, 2018 and December 31, 2017, the Company has a liability of $206,030 and $105,165, respectively, related to Transition Tax and will elect to pay the transition tax liability over the 8-year deferral period, with 8% due in each of the first five years, 15% in the sixth year, 20% in the seventh year, and 25% in the eighth year. As of September 29, 2018, $17,522 of the Transition Tax obligation is current, with the remaining $188,508 recorded in other long-term liabilities within the accompanying condensed consolidated balance sheets.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net earnings attributable to Mohawk Industries, Inc.	$227,013	270,025	632,365	731,260
Accretion of redeemable noncontrolling interest (a)	(670)	(46)	(975)	(46)
Net earnings available to common stockholders	$226,343	269,979	631,390	731,214

Weighted-average common shares outstanding-basic and diluted:
Weighted-average common shares outstanding—basic	74,603	74,338	74,599	74,330
Add weighted-average dilutive potential common shares—options to purchase common shares and RSUs, net	342	503	378	500
Weighted-average common shares outstanding-diluted	74,945	74,841	74,977	74,830

Earnings per share attributable to Mohawk Industries, Inc.
Basic	$3.03	3.63	8.46	9.84
Diluted	$3.02	3.61	8.42	9.77

(a) Represents the accretion of the Company's redeemable noncontrolling interest to redemptive value resulting from the May 12, 2015 purchase of approximately 90% of all outstanding shares of the KAI Group. The Company has had the option to call and the holder the option to put this noncontrolling interest since May 12, 2018.

14. Segment reporting

The Company has three reporting segments: the Global Ceramic segment, the Flooring NA segment and the Flooring ROW segment. The Global Ceramic segment designs, manufactures, sources and markets a broad line of ceramic tile, porcelain tile, natural stone tile and other products including natural stone, quartz and porcelain slab countertops, which it distributes primarily in North America, Europe and Russia through its network of regional distribution centers and Company-operated service centers. The segment’s product lines are sold through Company-operated service centers, independent distributors, home center retailers, tile and flooring retailers and contractors. The Flooring NA segment designs, manufactures, sources and markets its floor covering product lines, including carpets, rugs, carpet pad, hardwood, laminate and vinyl products, including LVT, which it distributes through its network of regional distribution centers and satellite warehouses using company-operated trucks, common carrier or rail transportation. The segment’s product lines are sold through various selling channels, including independent floor covering retailers, home centers, mass merchandisers, department stores, shop at home, buying groups, commercial dealers and commercial end users. The Flooring ROW segment designs, manufactures, sources, licenses and markets laminate, hardwood flooring, carpets, rugs, roofing elements, insulation boards, medium-density fiberboard, chipboards, sheet vinyl and LVT, which it distributes primarily in Europe, Russia, Australia and New Zealand through various selling channels, which include retailers, independent distributors and home centers.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Segment information is as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net sales:
Global Ceramic segment	$885,773	893,399	2,691,618	2,581,038
Flooring NA segment	1,047,540	1,031,773	3,055,468	3,011,568
Flooring ROW segment	612,487	523,338	1,787,930	1,529,587
Intersegment sales	—	—	—	—
	$2,545,800	2,448,510	7,535,016	7,122,193
Operating income (loss):
Global Ceramic segment	$118,716	143,368	366,893	411,961
Flooring NA segment	93,369	163,494	268,779	383,118
Flooring ROW segment	84,108	83,042	273,334	245,189
Corporate and intersegment eliminations	(8,949)	(9,806)	(27,056)	(29,561)
	$287,244	380,098	881,950	1,010,707

	September 29, 2018	December 31, 2017
Assets:
Global Ceramic segment	$4,999,334	4,838,310
Flooring NA segment	3,989,784	3,702,137
Flooring ROW segment	3,709,623	3,245,424
Corporate and intersegment eliminations	302,185	308,982
	$13,000,926	12,094,853

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

The Company filed a motion to dismiss in the Centre Water Board case on November 30, 2017 and a motion for judgment on the pleadings in the Gadsden Water Board case on October 25, 2017.  Both motions argued that the courts did not have personal jurisdiction over the Company and that the complaints failed to state a claim on which relief could be granted.  The Centre Water Board court denied one motion on May 15, 2018, and the Gadsden Water Board court denied the other motion on August 13, 2018.  On June 19, 2018, the Company filed a petition to the Alabama Supreme Court in the Centre Water Board case, and on September 21, 2018, the Company filed a petition to the Alabama Supreme Court in the Gadsden Water Board case, seeking rulings that the trial courts erred in denying the motions on the personal jurisdiction arguments. Both petitions remain pending.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Belgium and agreed with the Belgium tax authorities to consolidate and argue the issues regarding the years 2005 and 2009, and apply the ruling to all of the open years (to the extent there are no additional facts/procedural arguments in the other years). In May 2017, the statute of limitation was extended to include 2011.

On January 27, 2016, the Court of First Appeal in Bruges, Belgium ruled in favor of the Company with respect to the calendar years ending December 31, 2005 and December 31, 2009. On March 9, 2016, the Belgian tax authority lodged its Notification of Appeal with the Ghent Court of Appeal. On June 13, 2018, the Court of First Appeal in Bruges, Belgium again ruled in favor of the Company with respect to the calendar years ending December 31, 2006, December 31, 2007, December 31, 2008, and December 31, 2010. On August 31, 2018, the Belgian tax authority lodged its Notification of Appeal with the Ghent Court of Appeal. The Company has now received favorable rulings from the Court of First Appeal in Bruges on all calendar years 2005 through 2010, inclusive.

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

At the Company's election, revolving loans under the 2015 Senior Credit Facility bear interest at annual rates equal to either (a) LIBOR for 1, 2, 3 or 6 month periods, as selected by the Company, plus an applicable margin ranging between 1.00% and 1.75% (1.125% as of September 29, 2018), or (b) the higher of the Wells Fargo Bank, National Association prime rate, the Federal Funds rate plus 0.5%, or a monthly LIBOR rate plus 1.0%, plus an applicable margin ranging between 0.00% and 0.75% (0.125% as of September 29, 2018). The Company also pays a commitment fee to the lenders under the 2015 Senior Credit Facility on the average amount by which the aggregate commitments of the lenders' exceed utilization of the 2015 Senior Credit Facility ranging from 0.10% to 0.225% per annum (0.125% as of September 29, 2018). The applicable margins and the commitment fee are determined based on whichever of the Company's Consolidated Net Leverage Ratio or its senior unsecured debt rating (or if not available, corporate family rating) results in the lower applicable margins and commitment fee (with applicable margins and the commitment fee increasing as that ratio increases or those ratings decline, as applicable).

The obligations of the Company and its subsidiaries in respect of the 2015 Senior Credit Facility are unsecured.

The 2015 Senior Credit Facility includes certain affirmative and negative covenants that impose restrictions on the Company's financial and business operations, including limitations on liens, subsidiary indebtedness, fundamental changes, asset

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

As of September 29, 2018, amounts utilized under the 2015 Senior Credit Facility included $12,000 of borrowings and $55,636 of standby letters of credit related to various insurance contracts and foreign vendor commitments. The outstanding borrowings of $969,520 under the Company's U.S. and European commercial paper programs as of September 29, 2018 reduce the availability of the 2015 Senior Credit Facility. Including commercial paper borrowings, the Company has utilized $1,037,156 under the 2015 Senior Credit Facility resulting in a total of $762,844 available as of September 29, 2018.

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

The proceeds from the issuance of commercial paper notes are available for general corporate purposes. As of September 29, 2018, there was $503,000 outstanding under the U.S. program, and the euro equivalent of $466,520 was outstanding under the European program. The weighted-average interest rate and maturity period for the U.S. program were 2.40% and 25.08 days, respectively. The weighted average interest rate and maturity period for the European program were (0.20)% and 45.91 days, respectively.

Senior Notes

On May 18, 2018, Mohawk Capital Finance S.A. (“Mohawk Finance”), an indirect wholly-owned finance subsidiary of the Company, completed the issuance and sale of €300,000 aggregate principal amount of its Floating Rate Notes due May 18, 2020 ("2020 Floating Rate Notes"). The 2020 Floating Rate Notes are senior unsecured obligations of Mohawk Finance and rank pari passu with all of Mohawk Finance’s other existing and future senior unsecured indebtedness. The 2020 Floating Rate Notes are fully, unconditionally and irrevocably guaranteed by the Company on a senior unsecured basis. These notes bear interest at a rate per annum, reset quarterly, equal to three-month EURIBOR plus 0.3% (but in no event shall the interest rate be less than zero). Interest on the Floating Rate Notes is payable quarterly on August 18, November 18, February 18, and May 18 of each year. Mohawk Finance paid financing costs of $864 in connection with the 2020 Floating Rate Notes. These costs were deferred and are being amortized over the term of the 2020 Floating Rate Notes.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The fair values and carrying values of our debt instruments are detailed as follows:

	September 29, 2018		December 31, 2017
	Fair Value	Carrying Value	Fair Value	Carrying Value
3.85% senior notes, payable February 1, 2023; interest payable semiannually	$600,816	600,000	622,752	600,000
2.00% senior notes, payable January 14, 2022; interest payable annually	606,580	580,248	634,193	600,096
Floating Rate Notes, payable September 11, 2019, interest payable quarterly	348,595	348,149	360,807	360,058
Floating Rate Notes, payable May 18, 2020, interest payable quarterly	348,090	348,149	—	—
U.S. commercial paper	503,000	503,000	228,500	228,500
European commercial paper	466,520	466,520	912,146	912,146
2015 Senior Credit Facility	12,000	12,000	62,104	62,104
Capital leases and other	10,008	10,008	6,934	6,934
Unamortized debt issuance costs	(5,670)	(5,670)	(6,260)	(6,260)
Total debt	2,889,939	2,862,404	2,821,176	2,763,578
Less current portion of long-term debt and commercial paper	1,333,853	1,333,853	1,203,683	1,203,683
Long-term debt, less current portion	$1,556,086	1,528,551	1,617,493	1,559,895

The fair values of the Company’s debt instruments were estimated using market observable inputs, including quoted prices in active markets, market indices and interest rate measurements. Within the hierarchy of fair value measurements, these are Level 2 fair values.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company has three reporting segments, Global Ceramic, Flooring North America ("Flooring NA") and Flooring Rest of the World ("Flooring ROW"). The Global Ceramic segment designs, manufactures, sources and markets a broad line of ceramic tile, porcelain tile, natural stone tile and other products including natural stone, quartz and porcelain slab countertops, which it distributes primarily in North America, Europe and Russia through various selling channels, which include company-owned stores, independent distributors and home centers. The Flooring NA segment designs, manufactures, sources and markets its floor covering product lines, including carpets, rugs, carpet pad, hardwood, laminate and vinyl products, including LVT, which it distributes through its network of regional distribution centers and satellite warehouses using Company-operated trucks, common carrier or rail transportation. The segment’s product lines are sold through various selling channels, including independent floor covering retailers, distributors, home centers, mass merchandisers, department stores, shop at home, buying groups, commercial contractors and commercial end users. The Flooring ROW segment designs, manufactures, sources, licenses and markets laminate, hardwood flooring, carpets, rugs, roofing elements, insulation boards, medium-density fiberboard ("MDF"), chipboards, other wood products and vinyl products, including LVT, which it distributes primarily in Europe, Russia, Australia and New Zealand through various selling channels, which include retailers, independent distributors and home centers.

The Company is a significant participant in every major product category across the global flooring industry. A majority of the Company’s sales and long-lived assets are located in the United States and Europe. The Company expects continued growth in the United States market if residential housing starts and remodeling continue to grow. The Company also has operations in Europe, Russia and other parts of the world where the Company is growing market share, especially in its ceramic tile product lines. The Company expects sales growth to continue on a local basis in 2018. The Company is also implementing product price increases due to escalating material costs.

In 2017, the Company invested over $900 million in capital projects to expand capacities, differentiate products, and improve productivity.  In 2018, the Company plans to invest an additional $800 million in its existing businesses to complete projects that were begun in 2017 and to commence new initiatives, resulting in approximately $35 million of increased start-up costs. The largest investments during this two-year period are the expansion of LVT in the U.S. and Europe; ceramic capacity increases in Mexico, Italy, Poland and Russia; luxury laminate in the U.S., Europe and Russia; carpet tile in Europe; sheet vinyl in Russia; and countertops in the U.S. and Europe.

For the three months ended September 29, 2018, net earnings attributable to the Company were $227.0 million, or diluted earnings per share ("EPS") of $3.02, compared to net earnings attributable to the Company of $270.0 million, or diluted EPS of $3.61 for the three months ended September 30, 2017. Net earnings attributable to the Company were $632.4 million, or diluted EPS of $8.42 for the nine months ended September 29, 2018 compared to net earnings attributable to the Company of $731.3 million, or diluted EPS of $9.77 for the nine months ended September 30, 2017. The decrease in EPS was primarily attributable to higher inflation, higher start-up costs, and costs due to temporarily reducing production, partially offset by decreased income tax expense, the favorable net impact of price and product mix, increased sales volume and savings from capital investments and cost reduction initiatives. The increase in sales volume is primarily due to the acquisitions.
For the nine months ended September 29, 2018, the Company generated $894.5 million of cash from operating activities. As of September 29, 2018, the Company had cash and cash equivalents of $91.4 million, of which $27.7 million was in the United States and $63.6 million was in foreign countries.

Recent Events

On October 25, 2018, the Company announced that its Board of Directors approved a new share repurchase program, authorizing the Company to repurchase up to $500 million of its common stock.
On October 15, 2018, the Company agreed to acquire Eliane S/A Revestimentos Ceramicos, one of the largest ceramic tile companies in Brazil for approximately $250 million. The acquisition is expected to close during the fourth quarter.
On July 2, 2018, the Company completed its acquisition of Godfrey Hirst Group, the leading flooring company in Australia and New Zealand, further extending Mohawk's global position. The total value of the acquisition was approximately $400.9 million.

Results of Operations

Quarter Ended September 29, 2018, as compared with Quarter Ended September 30, 2017

Net sales

Net sales for the three months ended September 29, 2018 were $2,545.8 million, reflecting an increase of $97.3 million, or 4.0%, from the $2,448.5 million reported for the three months ended September 30, 2017. The increase was primarily attributable to higher sales volume of approximately $108 million, or 4%, which includes sales volume attributable to acquisitions of approximately $75 million. Also contributing to the increase in sales was the favorable net impact of price and product mix of approximately $13 million, or 1%, partially offset by the net impact of unfavorable foreign exchange rates of approximately $23 million, or 1%.

Global Ceramic segment—Net sales decreased $7.6 million, or 0.9%, to $885.8 million for the three months ended September 29, 2018, compared to $893.4 million for the three months ended September 30, 2017. The decrease was primarily attributable to the net impact of unfavorable foreign exchange rates of approximately $13 million, or 2%, and the unfavorable net impact of price and product mix of approximately $4 million, partially offset by higher sales volume of approximately $9 million, or 1%.

Flooring NA segment—Net sales increased $15.8 million, or 1.5%, to $1,047.5 million for the three months ended September 29, 2018, compared to $1,031.8 million for the three months ended September 30, 2017. The increase was primarily attributable to the favorable net impact of price and product mix and higher sales volume.

Flooring ROW segment—Net sales increased $89.1 million, or 17.0%, to $612.5 million for the three months ended September 29, 2018, compared to $523.3 million for the three months ended September 30, 2017. The increase was primarily attributable to higher sales volume of approximately $86 million, or 16%, which includes sales volume attributable to acquisitions of approximately $75 million. Also contributing to the increase in sales was the favorable net impact of price and product mix of approximately $14 million, or 3%, partially offset by the net impact of unfavorable foreign exchange rates of approximately $10 million, or 2%.

Gross profit

Gross profit for the three months ended September 29, 2018 was $720.4 million (28.3% of net sales), a decrease of $62.9 million or 8.0%, compared to gross profit of $783.3 million (32.0% of net sales) for the three months ended September 30, 2017. As a percentage of net sales, gross profit decreased 369 basis points. The decrease in gross profit dollars was primarily attributable to higher inflation costs of approximately $63 million, including increased material costs of approximately $37 million, approximately $10 million of start-up costs associated with large investments to expand sales, add product categories and enter new markets, the net impact of unfavorable foreign exchange rates of approximately $9 million, approximately $9 million of costs due to temporarily reducing production, and the unfavorable impact of higher restructuring, acquisition and integration-related and other costs of approximately $5 million, partially offset by higher sales volume of approximately $29 million and savings from capital investments and cost reduction initiatives of approximately $5 million.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended September 29, 2018 were $433.2 million (17.0% of net sales), an increase of $30.0 million compared to $403.2 million (16.5% of net sales) for the three months ended September 30, 2017. As a percentage of net sales, selling, general and administrative expenses increased 55 basis points. The increase in selling, general and administrative expenses in dollars was primarily attributable to approximately $12 million of costs due to higher sales volume, approximately $8 million of costs associated with investments in new product development, sales personnel, and marketing, higher inflation costs of approximately $6 million, and the unfavorable impact of higher restructuring, acquisition and integration-related and other costs of approximately $5 million.

Operating income

Operating income for the three months ended September 29, 2018 was $287.2 million (11.3% of net sales) reflecting a decrease of $92.9 million, or 24.4%, compared to operating income of $380.1 million (15.5% of net sales) for the three months ended September 30, 2017. The decrease in operating income was primarily attributable to higher inflation costs of approximately $69 million, including increased material costs of approximately $37 million and increased North American freight costs of approximately $12 million, approximately $14 million of start-up costs associated with large investments to expand sales, add product categories, and enter new markets, approximately $10 million due to the unfavorable impact of higher restructuring, acquisition and integration-related, and other costs, approximately $9 million of costs due to temporarily reducing production, the net impact of unfavorable foreign exchange rates of approximately $6 million, and approximately $4 million of costs associated with investments in new product development, sales personnel, and marketing, partially offset by increased sales volume of approximately $17 million.

Global Ceramic segment—Operating income was $118.7 million (13.4% of segment net sales) for the three months ended September 29, 2018 reflecting a decrease of $24.7 million compared to operating income of $143.4 million (16.0% of segment net sales) for the three months ended September 30, 2017. The decrease in operating income was primarily attributable to higher inflation costs of approximately $29 million, including increased North American freight costs of approximately $12 million, the unfavorable net impact of price and product mix of approximately $8 million, approximately $5 million of costs due to temporarily reducing production, and approximately $4 million of costs associated with investments in new product development, sales personnel, and marketing, partially offset by savings from capital investments and cost reduction initiatives of approximately $15 million, approximately $6 million due to the favorable impact of lower restructuring, acquisition and integration-related, and other costs, and increased sales volume of approximately $4 million.

Flooring NA segment—Operating income was $93.4 million (8.9% of segment net sales) for the three months ended September 29, 2018 reflecting a decrease of $70.1 million compared to operating income of $163.5 million (15.8% of segment net sales) for the three months ended September 30, 2017. The decrease in operating income was primarily attributable to higher inflation costs of approximately $36 million, including increased material costs of approximately $30 million, an increase in costs of approximately $24 million due to lower than expected production volumes, the ramp up of new products and higher logistics costs, approximately $8 million of start-up costs associated with large investments to expand sales, add product categories, and enter new markets, and approximately $4 million of costs due to temporarily reducing production.

Flooring ROW segment—Operating income was $84.1 million (13.7% of segment net sales) for the three months ended September 29, 2018 reflecting an increase of $1.1 million compared to operating income of $83.0 million (15.9% of segment net sales) for the three months ended September 30, 2017. The increase in operating income was primarily attributable to increased sales volume of approximately $9 million, savings from capital investments and cost reduction initiatives of approximately $9 million, and the favorable net impact of price and product mix of approximately $6 million, partially offset by approximately $11 million due to the unfavorable impact of higher restructuring, acquisition and integration-related, and other costs, approximately $5 million of start-up costs associated with large investments to expand sales, add product categories, and enter new markets, higher inflation costs of approximately $4 million, and the net impact of unfavorable foreign exchange rates of approximately $4 million.

Interest expense

Interest expense was $9.0 million for the three months ended September 29, 2018, reflecting an increase of $1.8 million compared to interest expense of $7.3 million for the three months ended September 30, 2017. The increase in interest expense was primarily due to increased borrowings.

Other expense, net

Other expense, net was $0.7 million for the three months ended September 29, 2018, reflecting an favorable change of $0.6 million compared to other expense, net of $1.3 million for the three months ended September 30, 2017. The change was primarily attributable to the increased favorable impact of foreign exchange rates on transactions in the current year.

Income tax expense

For the three months ended September 29, 2018, the Company recorded income tax expense of $49.5 million on earnings before income taxes of $277.5 million for an effective tax rate of 17.8%, as compared to income tax expense of $100.5 million on earnings before income taxes of $371.6 million, for an effective tax rate of 27.1% for the three months ended September 30, 2017. The effective tax rate for 2018 was favorably impacted by tax reforms in Belgium and the U.S., which reduced the statutory rates from 33.99% to 29.58%, and 35% to 21%, respectively. The effective tax rate for 2017 was favorably impacted by state tax benefits recognized during the quarter.

Nine Months Ended September 29, 2018, as compared with Nine Months Ended September 30, 2017

Net sales

Net sales for the nine months ended September 29, 2018 were $7,535.0 million, reflecting an increase of $412.8 million, or 5.8%, from the $7,122.2 million reported for the nine months ended September 30, 2017. The increase was primarily attributable to higher sales volume of approximately $200 million, or 3%, which includes sales volume attributable to acquisitions of approximately $122 million. Also contributing to the increase in sales was the net impact of favorable foreign exchange rates of approximately $124 million, or 2%, and the favorable net impact of price and product mix of approximately $89 million, or 1%.

Global Ceramic segment—Net sales increased $110.6 million, or 4.3%, to $2,691.6 million for the nine months ended September 29, 2018, compared to $2,581.0 million for the nine months ended September 30, 2017. The increase was primarily attributable to higher sales volume of approximately $93 million, or 3%, which includes sales volume attributable to acquisitions of approximately $47 million. Also contributing to the increase in sales was the net impact of favorable foreign exchange rates of approximately $27 million, or 1%, partially offset by the unfavorable net impact of price and product mix of approximately $9 million.

Flooring NA segment—Net sales increased $43.9 million, or 1.5%, to $3,055.5 million for the nine months ended September 29, 2018, compared to $3,011.6 million for the nine months ended September 30, 2017. The increase was primarily attributable to the favorable net impact of price and product mix of approximately $25 million, or 1% and higher sales volume of approximately $19 million, or 1%.

Flooring ROW segment—Net sales increased $258.3 million, or 16.9%, to $1,787.9 million for the nine months ended September 29, 2018, compared to $1,529.6 million for the nine months ended September 30, 2017. The increase was primarily attributable to higher sales volume of approximately $89 million, or 6%, which includes sales volume attributable to acquisitions of approximately $75 million. Also contributing to the increase in sales was the net impact of favorable foreign exchange rates of approximately $97 million, or 6%, and the favorable net impact of price and product mix of approximately $73 million, or 5%.

Gross profit

Gross profit for the nine months ended September 29, 2018 was $2,191.7 million (29.1% of net sales), an decrease of $51.1 million or 2.3%, compared to gross profit of $2,242.8 million (31.5% of net sales) for the nine months ended September 30, 2017. As a percentage of net sales, gross profit decreased 240 basis points. The decrease in gross profit dollars was primarily attributable to the higher inflation costs of approximately $170 million, including increased material costs of approximately $105 million, approximately $23 million of start-up costs associated with large investments to expand sales, add product categories, and enter new markets, approximately $22 million of costs due to temporarily reducing production, and approximately $7 million due to the unfavorable impact of higher restructuring, acquisition and integration-related, and other costs, partially offset by favorable net impact of price and product mix of approximately $59 million, savings from capital investments and cost reduction initiatives of approximately $52 million, higher sales volume of approximately $36 million, and the net impact of favorable foreign exchange rates of approximately $24 million.

Selling, general and administrative expenses

Selling, general and administrative expenses for the nine months ended September 29, 2018 were $1,309.7 million (17.4% of net sales), an increase of $77.6 million compared to $1,232.1 million (17.3% of net sales) for the nine months ended September 30, 2017. As a percentage of net sales, selling, general and administrative expenses increased 8 basis points. The increase in selling, general and administrative expenses in dollars was primarily attributable to approximately $24 million of costs due to higher sales volume, the net impact of unfavorable foreign exchange rates of approximately $18 million, higher inflation costs of approximately $14 million, the unfavorable impact of higher restructuring, acquisition and integration-related, and other costs of approximately $12 million, and approximately $7 million of costs associated with investments in new product development, sales personnel, and marketing.

Operating income

Operating income for the nine months ended September 29, 2018 was $882.0 million (11.7% of net sales) reflecting a decrease of $128.8 million, or 12.7%, compared to operating income of $1,010.7 million (14.2% of net sales) for the nine months ended September 30, 2017. The decrease in operating income was primarily attributable to higher inflation costs of approximately $183 million, including increased material costs of approximately $105 million and increased North American freight costs of approximately $24 million, approximately $30 million of start-up costs associated with large investments to expand sales, add product categories, and enter new markets, approximately $22 million of costs due to temporarily reducing production, the unfavorable impact of higher restructuring, acquisition and integration-related, and other costs of approximately $20 million, and approximately $7 million of costs associated with investments in new product development, sales personnel, and marketing, partially offset by the favorable net impact of price and product mix of approximately $59 million, savings from capital investments and cost reduction initiatives of approximately $58 million, higher sales volume of approximately $12 million, and the net impact of favorable foreign exchange rates of approximately $6 million.

Global Ceramic segment—Operating income was $366.9 million (13.6% of segment net sales) for the nine months ended September 29, 2018 reflecting a decrease of $45.1 million compared to operating income of $412.0 million (16.0% of segment net sales) for the nine months ended September 30, 2017. The decrease in operating income was primarily attributable to higher inflation costs of approximately $67 million, including increased North American freight costs of approximately $24 million, the unfavorable net impact of price and product mix of approximately $22 million, approximately $17 million of costs due to temporarily reducing production, and approximately $7 million of costs associated with investments in new product development, sales personnel, and marketing, partially offset by savings from capital investments and cost reduction initiatives of approximately $50 million, increased sales volume of approximately $15 million, and the favorable impact of lower restructuring, acquisition and integration-related, and other costs of approximately $8 million.

Flooring NA segment—Operating income was $268.8 million (8.8% of segment net sales) for the nine months ended September 29, 2018 reflecting a decrease of $114.3 million compared to operating income of $383.1 million (12.7% of segment net sales) for the nine months ended September 30, 2017. The decrease in operating income was primarily attributable higher inflation costs of approximately $90 million, including increased material costs of approximately $73 million, the unfavorable impact of higher restructuring, acquisition and integration-related, and other costs of approximately $12 million, approximately $12 million of start-up costs associated with large investments to expand sales, add product categories, and enter new markets, an increase in costs of approximately $11 million due to lower than expected production volumes, the ramp up of new products and higher logistics costs, approximately $6 million of costs due to temporarily reducing production, and approximately $5 million in decreased sales volume, partially offset by the favorable net impact of price and product mix of approximately $22 million.

Flooring ROW segment—Operating income was $273.3 million (15.3% of segment net sales) for the nine months ended September 29, 2018 reflecting an increase of $28.1 million compared to operating income of $245.2 million (16.0% of segment net sales) for the nine months ended September 30, 2017. The increase in operating income was primarily attributable to the favorable net impact of price and product mix of approximately $59 million, savings from capital investments and cost reduction initiatives of approximately $19 million, and the net impact of favorable foreign exchange rates of approximately $4 million, partially offset by higher inflation costs of approximately $26 million, including increased material costs of approximately $18 million, approximately $14 million of start-up costs associated with large investments to expand sales, add product categories, and enter new markets, and the unfavorable impact of higher restructuring, acquisition and integration-related, and other costs of approximately $12 million.

Interest expense

Interest expense was $24.4 million for the nine months ended September 29, 2018, reflecting an increase of $0.6 million compared to interest expense of $23.9 million for the nine months ended September 30, 2017.

Other expense, net

Other expense was $6.8 million for the nine months ended September 29, 2018, reflecting an unfavorable change of $5.3 million compared to other expense of $1.5 million for the nine months ended September 30, 2017. The change was primarily attributable to the increased unfavorable impact of foreign exchange rates on transactions in the current year and a charge for the release of an indemnification receivable.

Income tax expense

For the nine months ended September 29, 2018, the Company recorded income tax expense of $215.9 million on earnings before income taxes of $850.7 million for an effective tax rate of 25.4%, as compared to an income tax expense of $251.6 million on earnings before income taxes of $985.4 million, for an effective tax rate of 25.5% for the nine months ended September 30, 2017. The effective tax rate for 2018 was unfavorably impacted by Notice 2018-26, issued by the Department of the Treasury on April 2, 2018, which provided additional guidance on determining the amount of gross income to be recognized by U.S. taxpayers under the deemed repatriation of previously deferred foreign earnings. The 2018 effective tax rate was favorably impacted by tax reforms in Belgium and the U.S., which reduced the statutory rates from 33.99% to 29.58%, and 35% to 21%, respectively. The 2017 effective tax rate was favorably impacted by discrete items that occurred in the nine months ended September 30, 2017.

Liquidity and Capital Resources

The Company’s primary capital requirements are for working capital, capital expenditures and acquisitions. The Company’s capital needs are met primarily through a combination of internally generated funds, commercial paper, bank credit lines, term and senior notes and credit terms from suppliers.

Net cash provided by operating activities in the first nine months of 2018 was $894.5 million, compared to net cash provided by operating activities of $874.2 million in the first nine months of 2017. The increase of $20.3 million in 2018 was primarily attributable to changes in working capital. These changes in working capital reflect normal fluctuations relative to the timing and nature of these transactions.

Net cash used in investing activities in the first nine months of 2018 was $1,028.3 million compared to net cash used in investing activities of $905.4 million in the first nine months of 2017. The increase was primarily due to acquisitions in the prior year of $250.8 million compared to acquisitions in the current year of $425.3 million. This increase was offset by the net redemption activity in short-term investments of $39.9 million associated with the Company's wholly-owned captive insurance company, and decreased capital expenditures of $11.7 million in the current year. The Company continues to invest to optimize sales and profit growth this year and beyond with product expansion and cost reduction projects in the business. Capital spending during the remainder of 2018 is expected to approximate $130 million, resulting in the full year spending being approximately $800.0 million.

Net cash provided by financing activities in the first nine months of 2018 was $151.5 million compared to net cash used in financing activities of $23.3 million in the nine months of 2017. The change in cash provided by financing activities is primarily attributable to increased borrowings.

As of September 29, 2018, the Company had cash of $91.4 million, of which $63.6 million was held outside the United States. The Company plans to permanently reinvest the cash held outside the United States. The Company believes that its cash and cash equivalents on hand, cash generated from operations and availability under its existing credit facilities will be sufficient to meet its capital expenditure, working capital and debt servicing requirements over at least the next twelve months.

On October 25, 2018, the Company announced that its Board of Directors approved a new share repurchase program, authorizing the Company to repurchase up to $500 million of its common stock. The share repurchase program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended or terminated at any time at the Company’s discretion. The timing and amount of any purchases of common stock will be based on the Company’s liquidity, general business and market conditions and other factors, including alternative investment opportunities.

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

At the Company's election, revolving loans under the 2015 Senior Credit Facility bear interest at annual rates equal to either (a) LIBOR for 1, 2, 3 or 6 month periods, as selected by the Company, plus an applicable margin ranging between 1.00%

and 1.75% (1.125% as of September 29, 2018), or (b) the higher of the Wells Fargo Bank, National Association prime rate, the Federal Funds rate plus 0.5%, or a monthly LIBOR rate plus 1.0%, plus an applicable margin ranging between 0.00% and 0.75% (0.125% as of September 29, 2018). The Company also pays a commitment fee to the lenders under the 2015 Senior Credit Facility on the average amount by which the aggregate commitments of the lenders' exceed utilization of the 2015 Senior Credit Facility ranging from 0.10% to 0.225% per annum (0.125% as of September 29, 2018). The applicable margins and the commitment fee are determined based on whichever of the Company's Consolidated Net Leverage Ratio or its senior unsecured debt rating (or if not available, corporate family rating) results in the lower applicable margins and commitment fee (with applicable margins and the commitment fee increasing as that ratio increases or those ratings decline, as applicable).

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

As of September 29, 2018, amounts utilized under the 2015 Senior Credit Facility included $12.0 million of borrowings and $55.6 million of standby letters of credit related to various insurance contracts and foreign vendor commitments. The outstanding borrowings of $969.5 million under the Company's U.S. and European commercial paper programs as of September 29, 2018 reduce the availability of the 2015 Senior Credit Facility. Including commercial paper borrowings, the Company has utilized $1,037.2 million under the 2015 Senior Credit Facility resulting in a total of $762.8 million available as of September 29, 2018.

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

The proceeds from the issuance of commercial paper notes are available for general corporate purposes. As of September 29, 2018, there was $503.0 million outstanding under the U.S. program, and the euro equivalent of $466.5 million was outstanding under the European program. The weighted-average interest rate and maturity period for the U.S. program were 2.40% and 25.08 days, respectively. The weighted average interest rate and maturity period for the European program were (0.20)% and 45.91 days, respectively.

Senior Notes

On May 18, 2018, Mohawk Capital Finance S.A. (“Mohawk Finance”), an indirect wholly-owned finance subsidiary of the Company, completed the issuance and sale of €300.0 million aggregate principal amount of its Floating Rate Notes due May 18, 2020 ("2020 Floating Rate Notes"). The 2020 Floating Rate Notes are senior unsecured obligations of Mohawk Finance and rank pari passu with all of Mohawk Finance’s other existing and future senior unsecured indebtedness. The 2020 Floating Rate Notes are fully, unconditionally and irrevocably guaranteed by the Company on a senior unsecured basis. These notes bear interest at a rate per annum, reset quarterly, equal to three-month EURIBOR plus 0.3% (but in no event shall the interest rate be less than zero). Interest on the Floating Rate Notes is payable quarterly on August 18, November 18, February 18, and May 18 of each year. Mohawk Finance paid financing costs of $0.9 million in connection with the 2020 Floating Rate Notes. These costs were deferred and are being amortized over the term of the 2020 Floating Rate Notes.

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

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of September 29, 2018.

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

Forward-Looking Information

Certain of the statements in this Form 10-Q, particularly those anticipating future performance, business prospects, growth and operating strategies, and similar matters, and those that include the words “could,” “should,” “believes,” “anticipates,” “expects” and “estimates” or similar expressions constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For those statements, Mohawk claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. There can be no assurance that the forward-looking statements will be accurate because they are based on many assumptions, which involve risks and uncertainties. The following important factors could cause future results to differ: changes in economic or industry conditions; competition; inflation and deflation in raw material prices and other input costs; inflation and deflation in consumer markets; energy costs and supply; timing and level of capital expenditures; timing and implementation of price increases for the Company’s products; impairment charges; ability to identify attractive acquisition targets; ability to successfully complete and integrate acquisitions; international operations; changes in foreign exchange rates; introduction of new products; rationalization of operations; tax, product and other claims; litigation; and other risks identified in Item 1A "Risk Factors" in the Company's 2017 Annual Report on Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of September 29, 2018, approximately 41% of the Company's debt portfolio was comprised of fixed-rate debt and 59% was floating-rate debt. A 1.0 percentage point increase in the interest rate of the floating-rate debt would have resulted in an increase in interest expense of $4.2 million and $12.6 million for the three and nine months ended September 29, 2018, respectively. There have been no significant changes to the Company’s exposure to market risk as disclosed in the Company’s 2017 Annual Report filed on Form 10-K.

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

There were no changes in the Company's internal control over financial reporting that occurred during the period covered by this report that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting other than the Company adopted ASC 606, Revenue from Contracts with Customers, on January 1, 2018, and implemented new controls and processes to meet the requirements of the standard, and acquired businesses as referenced in Note 2 in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q and implemented new controls and procedures with respect to the acquisitions.

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

The Company filed a motion to dismiss in the Centre Water Board case on November 30, 2017 and a motion for judgment on the pleadings in the Gadsden Water Board case on October 25, 2017.  Both motions argued that the courts did not have personal jurisdiction over the Company and that the complaints failed to state a claim on which relief could be granted.  The Centre Water Board court denied one motion on May 15, 2018, and the Gadsden Water Board court denied the other motion on August 13, 2018.  On June 19, 2018, the Company filed a petition to the Alabama Supreme Court in the Centre Water Board case, and on September 21, 2018, the Company filed a petition to the Alabama Supreme Court in the Gadsden Water Board case, seeking rulings that the trial courts erred in denying the motions on the personal jurisdiction arguments. Both petitions remain pending.

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

On January 27, 2016, the Court of First Appeal in Bruges, Belgium ruled in favor of the Company with respect to the calendar years ending December 31, 2005 and December 31, 2009. On March 9, 2016, the Belgian tax authority lodged its Notification of Appeal with the Ghent Court of Appeal. On June 13, 2018, the Court of First Appeal in Bruges, Belgium again ruled in favor of the Company with respect to the calendar years ending December 31, 2006, December 31, 2007, December 31, 2008, and December 31, 2010. On August 31, 2018, the Belgian tax authority lodged its Notification of Appeal with the Ghent Court of Appeal. The Company has now received favorable rulings from the Court of First Appeal in Bruges on all calendar years 2005 through 2010, inclusive.

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

MOHAWK INDUSTRIES, INC.
(Registrant)

Dated:	November 2, 2018	By:	/s/ Jeffrey S. Lorberbaum
JEFFREY S. LORBERBAUM
Chairman and Chief Executive Officer
(principal executive officer)

Dated:	November 2, 2018	By:	/s/ Frank H. Boykin
FRANK H. BOYKIN
Chief Financial Officer
(principal financial officer)