Form 10-K
period 2018-12-31
MOHAWK INDUSTRIES INC
filed 2019-02-28
CIK 851968

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[Mark One]

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number
01-13697
MOHAWK INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-1604305
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

160 S. Industrial Blvd., Calhoun, Georgia	30701
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (706) 629-7721
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	New York Stock Exchange
Floating Rate Notes due 2019	New York Stock Exchange
Floating Rate Notes due 2020	New York Stock Exchange
2.000% Senior Notes due 2022	New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act    Yes  ☐    No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the Common Stock of the Registrant held by non-affiliates (excludes beneficial owners of more than 10% of the Common Stock) of the Registrant (61,962,326 shares) on June 29, 2018 (the last business day of the Registrant’s most recently completed fiscal second quarter) was $13,276,667,592. The aggregate market value was computed by reference to the closing price of the Common Stock on such date.
Number of shares of Common Stock outstanding as of February 27, 2019: 72,309,897 shares of Common Stock, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the 2019 Annual Meeting of Stockholders-Part III.

PART I

Item 1.	Business

General

Mohawk Industries, Inc. (“Mohawk” or the “Company”) is a leading global flooring manufacturer that creates products to enhance residential and commercial spaces around the world. The Company’s vertically integrated manufacturing and distribution processes provide competitive advantages in carpet, rugs, ceramic tile, laminate, wood, stone, luxury vinyl tile (“LVT”) and vinyl flooring. The Company’s industry-leading innovation develops products and technologies that differentiate its brands in the marketplace and satisfy all flooring related remodeling and new construction requirements. The Company’s brands are among the most recognized in the industry and include American Olean®, Daltile®, Durkan®, Eliane®, Feltex®, Godfrey Hirst®, IVC®, Karastan®, Marazzi®, Mohawk®, Pergo®, Quick-Step® and Unilin®. The Company has transformed its business from an American carpet manufacturer into the world’s largest flooring company with operations in Australia, Brazil, Canada, Europe, India, Malaysia, Mexico, New Zealand, Russia and the United States. The Company had annual net sales in 2018 of $10.0 billion. Approximately 61% of this amount was generated by sales in the United States and approximately 39% was generated by sales outside the United States. The Company has three reporting segments, Global Ceramic, Flooring North America (“Flooring NA”) and Flooring Rest of the World (“Flooring ROW”) with net sales in 2018 representing 36%, 40% and 24%, respectively, of the total. Selected financial information for the three segments, geographic net sales and the location of long-lived assets are set forth in Note 16-Segment Reporting.

The Global Ceramic Segment designs, manufactures, sources, distributes and markets a broad line of ceramic, porcelain and natural stone tile products used for floor and wall applications in residential and commercial channels for both remodeling and new construction.  In addition, the Global Ceramic Segment manufactures, sources, and distributes other tile related products, including natural stone, quartz and porcelain slab countertops, as well as installation materials. The Global Ceramic Segment markets and distributes its products under various brands, including the following:  American Olean, Daltile, Eliane, EmilGroup®, KAI®, Kerama Marazzi, Marazzi, and Ragno®, which it sells through company-owned and franchised operations, independent distributors, home centers, floor covering retailers, ceramic specialists, commercial contractors and commercial end users. The Global Ceramic Segment operations are vertically integrated from the production of raw material for body and glaze preparation to the manufacturing and distribution of ceramic and porcelain tile.

The Flooring NA Segment designs, manufactures, sources and distributes its floor covering product lines in a broad range of colors, textures and patterns in the residential and commercial markets for both remodeling and new construction. The Segment’s product lines include broadloom carpet, carpet tile, rugs and mats, carpet pad, wood, laminate, medium-density fiberboard (“MDF”), LVT and sheet vinyl. The Flooring NA Segment markets and distributes its flooring products under various brands, including the following: Aladdin Commercial®, Durkan, IVC, Karastan, Mohawk, Mohawk Group®, Mohawk Home®, Pergo, Portico®, and Quick-Step which it sells through floor covering retailers, distributors, home centers, mass merchants, department stores, e-commerce retailers, shop at home, buying groups, builders, commercial contractors and commercial end users.

The Flooring ROW Segment designs, manufactures, sources and distributes laminate, wood flooring, LVT and sheet vinyl, broadloom carpet and carpet tile, as well as roofing panels, insulation boards, mezzanine flooring, MDF, and chipboards, used in the residential and commercial markets for both remodeling and new construction. In addition, the Flooring ROW Segment licenses certain patents related to flooring manufacturers throughout the world. The Flooring ROW Segment markets and distributes its flooring products under various brands, including the following: Balterio®, Feltex, Godfrey Hirst, Hycraft®, Itec®, IVC, Leoline®, Moduleo®, Pergo, Quick-Step, Unilin and Xtratherm®, which it sells through retailers, wholesalers, independent distributors and home centers.

Business Strategy

Mohawk’s Business Strategy provides a consistent vision for the organization and focuses employees around the globe. The strategy is cascaded down through the organization with an emphasis on five key points:

•	Optimizing the Company’s position as the industry’s preferred provider by delivering exceptional value to customers

•	Treating employees fairly to retain the best organization

•	Driving innovation in all aspects of the business

•	Taking reasonable, well considered risks to grow the business

•	Enhancing the communities in which the Company operates

The Mohawk Business Strategy provides continuity for the Company’s operating principles and ensures a focus on exceeding customer expectations.

Strengths

Market Position

Mohawk’s fashionable and innovative products, successful participation in all sales channels, creative marketing programs and extensive sales resources have enabled the Company to build market leadership positions in multiple geographies, primarily North America, Brazil, Europe, Russia and Australasia, as well as export products to more than 170 countries. In North America, Mohawk’s largest marketplace, the Company has leveraged its brands, breadth of offering and award-winning merchandising to build strong positions across all product categories. In Europe and Russia, similar advantages have supported market leadership in ceramic, premium laminate and sheet vinyl. The 2018 acquisition of Godfrey Hirst provided the Company with the largest position in carpet to complement the leading hard surface presence in Australasia that had grown through the earlier acquisition of national distributors in both Australia and New Zealand. In 2018, the Company acquired Eliane, a leading ceramic tile manufacturer in Brazil, the world’s third largest ceramic market. The Eliane brand is highly regarded for innovative design and strength in high-end porcelain floor and wall tile. Eliane is Brazil’s largest ceramic tile exporter. The Company also has established a strong position in the fast-growing LVT market on both sides of the Atlantic following the 2015 acquisition of IVC and subsequent investments to expand production in both North America and Europe.

Product Innovation

Mohawk drives performance through product innovation and improvements across all categories. In ceramic, this includes proprietary Reveal Imaging® printing that replicates the appearance of other surfaces, such as long planks with the visuals and texture of natural wood as well as tiles that mimic natural stone, cement, textiles and other alternatives. In Italy, the Company has recently begun manufacturing porcelain large scale slabs that replicate the look of stone but are harder and more durable. The slabs are being sold in the European and North American markets and are used for floors, walls and countertops. In the U.S., the Company has begun to manufacture quartz countertops that, along with its stone and porcelain slabs, represent a comprehensive array of surface options. In carpet, exclusive fiber technologies include the unique bio-based SmartStrand® and its brand extensions that represented the first super soft stain resistant products on the market and the patented ContinuumTM process that adds bulk and softness to polyester fiber, differentiating the Company’s products in this fast growing component of the carpet market. These fiber advantages have been extended into the Company’s rug production, as well, adding luxurious feel and performance enhancements to the Company’s design leadership. In laminate, the Company’s installation technology revolutionized the category, and the Company continues to deliver new innovations with more realistic visuals and surface embossing in register that precisely recreates the appearance of wood and water resistance that has extended the category into kitchens and baths. In wood flooring, the Company is introducing longer and wider planks in increasingly popular engineered collections, as well as introducing more fashion-forward stains, finishes and surface protection. The Company’s vinyl offerings reflect significant investments in leading-edge technology that yield incredibly realistic reproductions of stone, wood and other materials with embossed finishes that accentuate the beauty of the products.

Operational Excellence

Mohawk’s highly efficient manufacturing and distribution assets serve as the foundation for successful growth. By leveraging continuous process improvement and automation, the Company’s operations drive innovation, quality and value. Through its commitment to sustainability practices, the Company has also optimized natural resources and raw materials. Since 2013, the Company has invested approximately $4 billion to expand capacity, introduce differentiated new products and improve efficiencies. In particular, the Company’s capital investments have improved recently acquired businesses by upgrading their product offerings, expanding their distribution and improving their productivity. For more than a decade, Mohawk’s training and development programs have been ranked among the best by Training magazine, and Forbes designated Mohawk as one of the Best Large U.S. Employers from 2016 through 2018.

Sustainability

The Company believes that it is the industry leader in sustainable products and processes. The Company’s extensive use of recycled content in its products includes the annual use of over 6.2 billion plastic bottles to create polyester carpet fiber and more than 42 million pounds of tires to produce decorative crumb rubber mats. In all, the Company diverts more than 6.5 billion pounds of waste from landfills each year, with 47 of the Company’s manufacturing sites internally certified as Zero Process Waste to Landfill facilities. The Company’s commitment to sustainability extends beyond its products to resource utilization, including a 442-million gallon reduction in water use since 2015, lower greenhouse gas emissions and increased energy efficiency. The

Company also produces energy through solar panels, windmills and a waste to energy program using scrap material. The Company’s commitment to safety and wellness helps to retain a talented workforce. The Company currently operates 19 on-site, near-site or virtual Healthy Life Centers to assist employees with management of chronic conditions as well as the treatment of acute illness. The Company’s annual sustainability report details these and other initiatives and may be accessed at http://www.mohawksustainability.com.

Sales and Distribution

Global Ceramic Segment

The Global Ceramic Segment designs, markets, manufactures, distributes and sources a broad line of ceramic tile, porcelain tile and natural stone products, including natural stone, quartz and porcelain slab countertops. Products are distributed through various channels, including independent distributors, home centers, Company-operated service centers and stores, ceramic specialists, commercial contractors, and directly to commercial end users. The business is organized to address the specific customer needs of each distribution channel with dedicated sales forces that support the various channels.

The Company provides customers with one of the ceramic tile industry’s broadest product lines—a complete selection of glazed floor tile, glazed wall tile, mosaic tile, porcelain tile, quarry tile, stone products, porcelain slab countertops, quartz countertops and installation products. In addition to products manufactured by the Company’s ceramic tile business, the Company also sources products from other manufacturers to enhance its product offering.

The Global Ceramic Segment markets its products under the American Olean, Daltile, Eliane, EmilGroup, KAI, Kerama Marazzi, Marazzi and Ragno brand names. These brands are supported by a fully integrated marketing program, displays, merchandising boards, literature, catalogs and internet websites. Innovative design, quality and response to changes in customer preference enhances recognition in the marketplace. The Company is focused on sales growth opportunities through innovative products and programs in both the residential and commercial channels for both remodeling and new construction.

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

Flooring NA Segment

Through its Flooring NA Segment, the Company designs, markets, manufactures, distributes and sources carpet, laminate, carpet pad, rugs, wood, LVT and sheet vinyl in a broad range of colors, textures and patterns. The Flooring NA Segment positions product lines in all price ranges and emphasizes quality, style, performance and service. The Flooring NA Segment markets and distributes its product lines to independent distributors, floor covering retailers, home centers, mass merchandisers, department stores, e-commerce retailers, shop at home, buying groups, commercial contractors and commercial end users. Some products are also marketed through private labeling programs. Sales to customers focused on residential products represent a significant portion of the total industry and the majority of the Segment’s sales.

The Company has positioned its brand names across all price ranges. IVC, Karastan, Mohawk, Pergo, Portico and Quick-Step are positioned to sell in the residential flooring markets. Aladdin Commercial and Mohawk Group are positioned to sell in the commercial market, which is made up of corporate office space, educational facilities, institutional facilities, healthcare/assisted living facilities and retail space. The Company also sells into the commercial hospitality space (hotels, restaurants, gaming facilities, etc.) under its Durkan brand.
The Segment’s sales forces are generally organized by sales channels in order to best serve each type of customer. Product delivery to independent dealers is facilitated predominantly on Mohawk trucks operating from strategically positioned warehouses and cross-docks that receive inbound product directly from the Company’s manufacturing operations.

Flooring ROW Segment

The Flooring ROW Segment designs, manufactures, markets, licenses, distributes and sources laminate, wood, broadloom carpet, carpet tile, LVT and sheet vinyl. It also designs and manufactures roofing elements, insulation boards, MDF and chipboards. Products are distributed through separate distribution channels, consisting of retailers, independent distributors, company-operated distributors, wholesalers and home centers. The business is organized to address the specific customer needs of each distribution channel.

The Flooring ROW Segment markets and sells laminate, wood, broadloom carpet, carpet tile, sheet vinyl and LVT flooring products under the Balterio, Feltex, Godfrey Hirst, IVC, Moduleo, Pergo and Quick-Step brands. The Flooring ROW Segment also sells private label laminate, wood and vinyl flooring products. The Company believes Quick-Step and Pergo are leading brand names in the European flooring industry, and that Godfrey Hirst and Feltex are leading brand names in the Australasian flooring market. In addition, the Flooring ROW Segment markets and sells insulation boards, roof panels, MDF and chipboards in Europe under the Unilin and Xtratherm brands. The Segment also licenses its intellectual property to flooring manufacturers throughout the world.

The Company uses regional distribution centers and direct shipping from manufacturing facilities to provide high-quality customer service and enhance the Company’s ability to plan and manage inventory requirements.

Advertising and Promotion

The Company’s brands are among the best known and most widely distributed in the industry. The Company vigorously supports the value and name recognition of its brands through both traditional advertising channels, including numerous trade publications and unique promotional events that highlight product design and performance and social media initiatives and Internet-based advertising. The Company has invested significantly in websites that educate consumers about the Company’s products, helping them to make informed decisions about purchases and identifying local retailers that offer the Company’s collections. In 2016, the Company introduced Omnify™, a new Internet platform that automatically syncs updated product and sales information between the Company and its U.S. aligned retailer websites, ensuring that consumers have access to the most accurate and timely information.

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

The Company introduces new products, merchandising and marketing campaigns through participation in regional, national and international trade shows as well as exclusive dealer conventions. The Company supports sales with its retail customers through cooperative advertising programs that extend the reach of the Company’s promotion as well as with innovative merchandising displays that highlight the Company’s differentiated products and provide samples to consumers. The cost of providing merchandising displays, product samples, and point of sale promotional marketing, is partially recovered by the purchase of these items by the Company’s customers.

Manufacturing and Operations

Global Ceramic Segment

The Company’s tile manufacturing operations are vertically integrated from the production of raw material for body and glaze preparation to the manufacturing and distribution of ceramic and porcelain tile. The Company believes that its manufacturing organization offers competitive advantages due to its ability to manufacture a differentiated product line consisting of one of the industry’s broadest product offerings of colors, textures and finishes and its ability to utilize the industry’s newest technology, as well as the industry’s largest offering of trim and decorative pieces. In addition, the Global Ceramic Segment also sources a portion of its collections to enhance its product offerings. The Global Ceramic Segment continues to invest in equipment that utilizes the latest technologies, which supports the Company's efforts to increase manufacturing capacity, improve efficiency, meet the growing demand for its innovative products and develop new capabilities.

Flooring NA Segment

The Company’s carpet and rug manufacturing operations are vertically integrated and include the extrusion of triexta, nylon, polyester and polypropylene resins, as well as recycled post-consumer plastics, into fiber. The Flooring NA Segment is also vertically integrated in yarn processing, backing manufacturing, tufting, weaving, dyeing, coating and finishing.

The segment is also vertically integrated with significant manufacturing assets that produce laminate flooring, high density fiber board, engineered and pre-finished solid wood flooring, fiberglass sheet vinyl and luxury vinyl tile. The Flooring NA Segment continues to invest in capital projects, such as the expansion of the Company’s North American LVT, premium laminate and engineered wood manufacturing capacity. Other investments in state-of-the-art equipment support market growth, increase manufacturing efficiency and improve overall cost competitiveness.
Flooring ROW Segment

The Company’s laminate and vinyl flooring manufacturing operations in Europe are vertically integrated. The Company believes its Flooring ROW Segment has advanced equipment that results in competitive manufacturing in terms of cost and flexibility. In addition, the Flooring ROW Segment has significant manufacturing capability for engineered wood flooring, LVT and sheet vinyl. The 2018 acquisition of Godfrey Hirst established vertically integrated broadloom carpet and carpet tile operations in Australia and New Zealand, including the production of wool yarn. The Flooring ROW Segment is also vertically integrated in manufacturing, tufting, weaving, dyeing, coating and finishing.

The Flooring ROW Segment continues to invest in capital expenditures, such as LVT and laminate expansions, as well as new carpet tile and sheet vinyl plants in Europe and Russia, respectively, utilizing the latest advances in technologies to increase manufacturing capacity, improve efficiency and develop new capabilities including state-of-the-art, fully integrated production that will leverage the Company’s proven record of bringing innovative and high-quality products to its markets. The manufacturing facilities for roofing elements, insulation boards, MDF and chipboards in the Flooring ROW Segment are all configured for cost-efficient manufacturing and production flexibility and are competitive in the European market.

Inputs and Suppliers

Global Ceramic Segment

The principal raw materials used in the production of ceramic tile are clay, talc, industrial minerals and glazes. The Company has long-term clay mining rights in North America, Russia, Bulgaria and Brazil that satisfy a portion of its clay requirements for producing tile. The Company also purchases a number of different grades of clay for the manufacture of its tile. Glazes are used on a significant percentage of manufactured tiles. Glazes consist of frit (ground glass), zircon, stains and other materials, with frit being the largest ingredient. The Company manufactures a significant amount of its frit requirements. The Company believes that there is an adequate supply of all grades of clay, talc and industrial minerals that are readily available from a number of independent sources. If these suppliers were unable to satisfy the Company’s requirements, the Company believes that alternative supply arrangements would be available.

Flooring NA Segment

The principal raw materials used in the production of carpet and rugs are polypropelene, polyester, triexta, nylon, caprolactam, recycled post-consumer plastics, synthetic backing materials, latex and various dyes and chemicals, the majority of which are petroleum based. The Company uses wood chips, wood veneers, lumber, paper and resins in its production of laminate and wood products. In its vinyl flooring operations, the Company uses glass fiber, plasticizers and polyvinyl chloride (PVC) resins. Major raw materials used in the Company’s manufacturing process are available from independent sources, and the Company obtains most of its raw materials from major suppliers that provide inputs to each major product category. If these suppliers were unable to satisfy the requirements, the Company believes that alternative supply arrangements would be available. Although the market for raw materials is sensitive to temporary disruptions, the North American flooring industry has not experienced a significant shortage of raw materials in recent years.

Flooring ROW Segment

The principal raw materials used in the production of boards, laminate and wood flooring are wood, paper and resins. The wood suppliers provide a variety of wood species, providing the Company with a cost-effective and secure supply of raw material. In its vinyl flooring operations, the Company uses glass fiber, plasticizers and PVC resins. Major raw materials used in the Company’s manufacturing process are available from independent sources, and the Company has long-standing relationships with a number of suppliers. The principal raw materials used in the production of broadloom carpet and carpet tile are polypropelene, polyester, triexta, nylon, caprolactam, recycled post-consumer plastics, synthetic backing materials, latex and various dyes and chemicals, the majority of which are petroleum based. Although the market for raw materials is sensitive to temporary disruptions, the flooring industry has not experienced a significant shortage of raw materials in recent years. If these suppliers were unable to satisfy the requirements, the Company believes that alternative supply arrangements would be available.

Industry and Competition

The Company is the largest flooring manufacturer in a fragmented industry composed of a wide variety of companies ranging from small, privately-held firms to large multinationals. In 2017, the U.S. floor covering industry reported $25.4 billion in sales, up approximately 4.8% over 2016’s sales of $24.5 billion. In 2017, the primary categories of flooring in the U.S., based on sales, were carpet and rugs (45.4%), resilient (includes sheet vinyl and LVT) and rubber (17.0%), ceramic tile (14.3%), wood (13.7%), stone (5.7%) and laminate (3.9%). In 2017, the primary categories of flooring in the U.S., based on square feet, were carpet and rugs (51.2%), resilient (includes sheet vinyl and LVT) and rubber (21.2%), ceramic tile (14.3%), wood (7.2%), laminate (4.6%) and stone (1.5%).  Each of these categories is influenced by the residential and commercial construction, and residential and commercial remodeling end-use markets. These markets are influenced by many factors including changing consumer preferences, consumer confidence, spending for durable goods, interest rates, inflation, availability of credit, turnover in housing and the overall strength of the economy.

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

Global Ceramic Segment

Globally, the ceramic tile industry is significantly fragmented. Certain regions around the world have established sufficient capacity to allow them to meet domestic needs in addition to exporting product to other markets where their design and/or technical advantages may drive consumer preferences. Some mature markets have seen industry consolidation driven by mergers and acquisitions, however most markets are comprised of many relatively small manufacturers all working with similar technologies, raw materials and designs. During 2017, the estimated global capacity for ceramic tile was 146 billion square feet, with selling prices varying widely based on a variety of factors, including supply within the market, materials used, size, shape and design. While the Company operates ceramic manufacturing facilities in eight countries, the Company has leveraged advantages in technology, design, brand recognition and marketing to extend exports of its products to approximately 160 countries. As a result of this global sales strategy, the Company faces competition in the ceramic tile market from a large number of foreign and domestic manufacturers, all of which compete for sales of ceramic tile to customers through multiple residential and commercial channels. The Company believes it is the largest manufacturer, distributor and marketer of ceramic tile in the world. The Company also believes it is the largest manufacturer, distributor and marketer of ceramic tile in specific markets, including the U.S., Europe and Russia, as well as maintaining leading positions in the Mexican and Brazilian markets. The Company has leveraged the advantages of its scale, product innovation and unique designs in these markets to solidify its leadership position, however the Company continues to face pressures in these markets from imported ceramic products as well as alternate flooring categories.

Flooring NA Segment

The North American flooring industry is highly competitive, with an increasing variety of product categories, shifting consumer preferences and pressures from imported products, particularly in the rug and hard surface categories. Based on industry publications, in 2017, the U.S. flooring industry had carpet and rug sales in excess of $11.5 billion out of the overall $25.4 billion market. The Company believes it is the largest producer of rugs and the second largest producer of carpet in the world based on its 2017 net sales. The Company differentiates its carpet and rug products in the market place through proprietary fiber systems, state-of-the-art manufacturing technologies and unique styling as well as leveraging the strength of some of the oldest and best known brands in the industry. The Company also believes it is the largest manufacturer and distributor of laminate flooring in the U.S. as well as one of the largest manufacturers and distributors of solid and engineered wood flooring.  The Company’s leading position in laminate flooring is driven by the strength of its premium brands as well as technical innovations such as water resistance, realistic visuals, beveled edges, deeply embossed in register surfaces and patented installation technologies. The U.S. resilient industry is highly competitive, and according to industry publications, grew over 17% in 2017. Based on industry publications, the U.S. flooring industry for LVT and sheet vinyl in 2017 had market sales of $4.5 billion of the overall flooring market. The Company believes that it is one of the largest manufacturers and distributors of LVT and sheet vinyl in the U.S. The Company’s sheet vinyl operations produce fiberglass backed products, which have proven more popular with consumers in the past several years.

Flooring ROW Segment

The Company faces competition in the non-U.S. laminate, wood, LVT and sheet vinyl flooring business from a large number of domestic manufacturers as well as pressures from imports. The Company believes it is one of the largest manufacturers and distributors of laminate flooring in the world, with a focus on high-end products, which the Company supplies under some of the best known and most widely marketed brands in its regions. In addition, the Company believes it has a competitive advantage in its laminate flooring markets as a result of the Company’s industry-leading water resistance, realistic visuals and embossed in register surfaces as well as patented installation technologies, all of which allow the Company to distinguish its products in the areas of design, performance, installation and assembly. In wood flooring, the Company has extended the strength of its well-known laminate brands and its installation technologies to add value to its wood collections. The Company faces competition in the non-U.S. vinyl flooring channel from a large number of domestic and foreign manufacturers, but believes it has a competitive advantage in its LVT and sheet vinyl markets due to industry-leading design, patented technologies, brand recognition and vertical integration. The Company has elevated the performance of its sheet vinyl collections and is now aggressively placing the product in commercial applications. After initially extending its geographic footprint by acquiring national hard surface distributors in Australia and New Zealand, the Company acquired Godfrey Hirst in 2018, making the Company the largest manufacturer of carpet in both countries. The Company is integrating its soft and hard surface businesses to provide a comprehensive offering to residential and commercial customers in the region. In Australia and New Zealand, the Company faces competition from a large number of domestic and foreign manufacturers, but believes it has a competitive advantage in its carpet and hard surface offering due to industry-leading design, patented technologies, brand recognition and vertical integration. Through a 2015 acquisition, the Company has extended its insulation panel business to the U.K. and Ireland while expanding sales in its core Benelux Region.

Patents and Trademarks

Intellectual property is important to the Company’s business and the Company relies on a combination of patent, copyright, trademark and trade secret laws to protect its interests.

The Company uses several trademarks that it considers important in the marketing of its products, including American Olean, Daltile, Durkan, EmilGroup, Feltex, Godfrey Hirst, IVC, Karastan, Marazzi, Moduleo, Mohawk, Mohawk Home, Pergo, Quick-Step and Unilin. These trademarks reflect innovations in design, performance and installation, that represent competitive advantages and provide differentiation from competing brands in the market.

The Flooring ROW Segment owns a number of patent families in Europe and the U.S., some of which the Company licenses to manufacturers throughout the world. The Company continues to explore additional opportunities to generate revenue from its patent portfolio, including in applications for LVT.

Sales Terms and Major Customers

The Company’s sales terms are substantially the same as those generally available throughout the industry. The Company generally permits its customers to return products purchased from it within specified time periods from the date of sale, if the customer is not satisfied with the quality of the product.

During 2018, no single customer accounted for more than 10% of total net sales and the top 10 customers accounted for less than 20% of the Company’s net sales. The Company believes the loss of one major customer would not have a material adverse effect on its business.

Employees

As of December 31, 2018, the Company employed approximately 42,100 persons, consisting of approximately 21,000 in the United States, approximately 9,800 in Europe, approximately 3,900 in Mexico, approximately 3,900 in Russia and approximately 3,500 in other countries. The majority of the Company’s European, Russian and Mexican manufacturing employees are members of unions. Less than 1% of the Company’s U.S. employees are party to a collective bargaining agreement. Additionally, the Company has not experienced any major strikes or work stoppages in recent years. The Company believes that its relations with its employees are good.

Available Information

The Company’s Internet address is https://www.mohawkind.com. The Company makes available the following reports it files on its website, free of charge, under the heading “Investors”:

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

Downturns in the U.S. and global economies negatively impact the floor covering industry and the Company’s business. During times of economic uncertainty or decline, end consumers tend to spend less on remodeling their homes, which is how the Company derives a majority of its sales. Likewise, new home construction - and the corresponding need for new flooring materials - tends to slow down during recessionary periods. There may be downturns in the foreseeable future that could cause the industry to deteriorate globally or in the local markets in which the Company operates. A significant or prolonged decline in residential or commercial remodeling or new construction activity could have a material adverse effect on the Company’s business and results of operations.

The Company may be unable to predict customer preferences or demand accurately, or to respond to technological developments.

The Company operates in a market sector where demand is strongly influenced by rapidly changing customer preferences as to product design, product category and technical features. Failure to quickly and effectively respond to changing customer demand or technological developments could have a material adverse effect on the business.

The Company faces intense competition in the flooring industry that could decrease demand for the Company’s products or force it to lower prices, which could have a material adverse effect on the Company’s business.

The floor covering industry is highly competitive. The Company faces competition from a number of manufacturers and independent distributors. Maintaining the Company’s competitive position may require substantial investments in the Company’s product development efforts, manufacturing facilities, distribution network and sales and marketing activities. Competitive pressures may also result in decreased demand for the Company’s products, force the Company to lower prices or prevent the Company from raising prices to keep up with inflation. Moreover, fluctuations in currency exchange rates and input costs may contribute to more attractive pricing for imports that compete with the Company’s products, which may put pressure on the Company’s pricing.  Any of these factors could have a material adverse effect on the Company’s business.

Changes in the global economy could affect the Company’s overall availability and cost of credit.

A downturn in the U.S. or global economies could impact the Company’s ability to obtain financing in the future, including any financing necessary to refinance existing indebtedness.

Further, negative economic conditions may factor into the Company’s periodic credit ratings assessment by Moody’s Investors Service, Inc. (“Moody’s”), Standard & Poor’s Financial Services, LLC (“S&P”) and Fitch, Inc. Any future changes in the credit rating agencies’ methodology in assessing the Company’s credit strength and any downgrades in the Company’s credit ratings could increase the cost of its existing credit and could adversely affect the cost of and ability to obtain additional credit in the future. The Company can provide no assurances that downgrades will not occur. The cost and availability of credit during uncertain economic times could have a material adverse effect on the Company’s financial condition.

If the Company were unable to meet certain covenants contained in its existing credit facilities, it may be required to repay borrowings under the credit facilities prior to their maturity and may lose access to the credit facilities for additional borrowings that may be necessary to fund its operations and growth strategy.

On March 26, 2015, the Company entered into a $1,800 million, senior revolving credit facility (the “2015 Senior Credit Facility”). As of December 31, 2018, the amount utilized under the 2015 Senior Credit Facility was $1,452.3 million resulting in a total of $347.7 million available. The amount utilized included $1,339.8 million of commercial paper issued, $57.9 million of direct borrowings, and $54.6 million of standby letters of credit related to various insurance contracts and foreign vendor commitments.

If the Company’s cash flow is worse than expected, the Company may need to refinance all or a portion of its indebtedness through a public and/or private debt offering or a new bank facility and may not be able to do so on terms acceptable to it, or at all. If the Company is unable to access debt markets at competitive rates or in sufficient amounts due to credit rating downgrades, market volatility, market disruption, or weakness in the Company’s businesses, the Company’s ability to finance its operations or repay existing debt obligations may be materially and adversely affected.

Additionally, the Company’s credit facilities include certain affirmative and negative covenants that impose restrictions on the Company’s financial and business operations, including limitations on liens, indebtedness, fundamental changes, asset dispositions, dividends and other similar restricted payments, transactions with affiliates, payments and modifications of certain existing debt, future negative pledges, and changes in the nature of the Company’s business. In addition, the 2015 Senior Credit Facility requires the Company to maintain a Consolidated Interest Coverage Ratio of at least 3.0 to 1.0 and a Consolidated Net Leverage Ratio of no more than 3.75 to 1.0. A failure to comply with the obligations contained in our current or future credit facilities or indentures relating to our outstanding public debt could result in an event of default or an acceleration of debt under other instruments that may contain cross-acceleration or cross-default provisions. We cannot be certain that we would have, or be able to obtain, sufficient funds to make these accelerated payments.

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

The Company has significant operations in emerging markets, including Brazil, eastern Europe, Malaysia, Mexico and Russia, and therefore has exposure to doing business in potentially unstable areas of the world.

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

The principal raw materials used in the Company’s manufacturing operations include triexta, nylon, polypropylene, and polyester resins and fibers, which are used in the Company’s carpet and rug business; clay, talc, nepheline syenite and glazes, including frit (ground glass), zircon and stains, which are used in the Company’s ceramic tile business; wood, paper and resins, which are used in the Company’s wood and laminate flooring business; and glass fiber, plasticizers, and pvc resins, which are used in the Company’s vinyl and luxury vinyl tile business. In addition to raw materials, the Company sources finished goods. For certain raw materials and sourced products, the Company is dependent on one or a small number of suppliers. An adverse change in the Company’s relationship with such a supplier, the financial condition of such a supplier or such supplier’s ability to manufacture or deliver such raw materials or sourced products to the Company could lead to an interruption of supply or require the Company to purchase more expensive alternatives. An extended interruption in the supply of these or other raw materials or sourced products used in the Company’s business or in the supply of suitable substitute materials or products would disrupt the Company’s operations, which could have a material adverse effect on the Company’s business.

The Company makes significant capital investments in its business and such capital investments may not be successful or achieve their intended results.

The Company’s business requires significant capital investment to expand capacity to support its growth, introduce new products and improve operating efficiencies.  Since 2013, the Company has invested approximately $4 billion in capital projects and intends to make similar capital investments in future periods, including between $550-$580 million of capital investments in 2019.  While the Company believes that many of its past capital investments have been successful, there is no guarantee that the return on investment from the Company’s recent or future capital projects will be sufficient to recover the expenses and opportunity costs associated with these projects.  Furthermore, a meaningful portion of the Company’s capital investment is based on forecasted growth in its business, which is subject to uncertainty such as general economic trends, increased competition and consumer preferences.  If the Company does not accurately forecast its future capital investment needs, the Company could have excess capacity or insufficient capacity, either of which would negatively affect its revenues and profitability.

The Company relies on information systems in managing the Company’s operations and any system failure or deficiencies of such systems may have an adverse effect on the Company’s business.

The Company’s businesses rely on sophisticated software applications to obtain, process, analyze and manage data. The Company relies on these systems to, among other things:

•	facilitate the purchase, management, distribution, and payment for inventory items;

•	manage and monitor the daily operations of the Company’s distribution network;

•	receive, process and ship orders on a timely basis;

•	manage accurate billing to and collections from customers;

•	control logistics and quality control for the Company’s retail operations;

•	manage financial reporting; and

•	monitor point of sale activity.

The Company also relies on its computer hardware, software and network for the storage, delivery and transmission of data to the Company’s sales and distribution systems, and certain of the Company’s production processes are managed and conducted by computer.

Any event that causes interruptions to the input, retrieval and transmission of data or increase in the service time, whether caused by human error, natural disasters, power loss, computer viruses, system conversion, cyber attacks including and not limited to hacking, intrusions, malware or otherwise, could disrupt our normal operations. There can be no assurance that the Company can effectively carry out our disaster recovery plan to handle the failure of our information systems, or that we will be able to restore our operational capacity within sufficient time to avoid material disruption to our business. The occurrence of any of these events could cause unanticipated disruptions in service, decreased customer service and customer satisfaction, harm to the Company’s reputation and loss or misappropriation of sensitive information, which could result in loss of customers, increased operating expenses and financial losses. Any such events could in turn have a material adverse effect on the Company’s business, financial condition, results of operations, and prospects.

The Company’s inability to maintain its patent licensing revenues could have a material adverse effect on the Company’s business.

The profit margins of certain of the Company’s businesses, particularly the Company’s Flooring Rest of the World Segment, depend in part upon the Company’s ability to obtain, maintain and license proprietary technology used in the Company’s principal product families. The Company has obtained a number of patents relating to the Company’s products and associated methods and has filed applications for additional patents, including the UNICLIC and Pergo family of patents, which protect its interlocking flooring technology. The majority of the UNICLIC patents expired in 2017. The Company continues to develop new sources of revenue that may partially offset the expiration of its revenue-producing patents. The failure to develop alternative revenues could have a material adverse effect on the Company’s business.

The Company may experience certain risks associated with acquisitions, joint ventures and strategic investments.

The Company intends to grow its business through a combination of organic growth and acquisitions. Growth through acquisitions involves risks, many of which may continue to affect the Company after the acquisition. The Company cannot give assurance that an acquired company will achieve the levels of revenue, profitability and production that the Company expects. Acquisitions may require the issuance of additional securities or the incurrence of additional indebtedness, which may dilute the ownership interests of existing security holders or impose higher interest costs on the Company. Additional challenges related to the Company’s acquisition strategy include:

•	maintaining executive offices in different locations;

•	manufacturing and selling different types of products through different distribution channels;

•	conducting business from various locations;

•	maintaining different operating systems and software on different computer hardware; and

•	retaining key employees.

Failure to successfully manage and integrate an acquisition with the Company’s existing operations could lead to the potential loss of customers of the acquired business, the potential loss of employees who may be vital to the new operations, the potential loss of business opportunities or other adverse consequences that could have a material adverse effect on the Company’s business. Even if integration occurs successfully, failure of the acquisition to achieve levels of anticipated sales growth, profitability, or otherwise perform as expected, may result in goodwill or other asset impairments or otherwise have a material adverse effect on the Company’s business. Finally, acquisition targets may be subject to material liabilities that are not properly identified in due diligence and that are not covered by seller indemnification obligation or third party insurance. The unknown liabilities of the Company’s acquisition targets may have a material adverse effect on the Company’s business.

In addition, the Company has made certain investments, including through joint ventures, in which the Company has a minority equity interest and lack management and operational control. The controlling joint venture partner may have business interests, strategies or goals that are inconsistent with those of the Company. Business decisions or other actions or omissions of the controlling joint venture partner, or the joint venture company, may result in harm to the Company’s reputation or adversely affect the value of the Company’s investment in the joint venture.

A failure to identify suitable acquisition candidates or partners for strategic investments and to complete acquisitions could have a material adverse effect on the Company’s business.

As part of the Company’s business strategy, the Company intends to pursue a wide array of potential strategic transactions, including acquisitions of complementary businesses, as well as strategic investments and joint ventures. Although the Company regularly evaluates such opportunities, the Company may not be able to successfully identify suitable acquisition candidates or to obtain sufficient financing on acceptable terms to fund such strategic transactions, which may slow the Company’s growth and have a material adverse effect on the Company’s business.

The Company manufactures, sources and sells many products internationally and is exposed to risks associated with doing business globally.

The Company’s international activities are significant to its manufacturing capacity, revenues and profits; and the Company is further expanding internationally. The Company sells products, operates plants and invests in companies around the world. Currently, the Company’s Flooring ROW segment has significant operations in Europe, Russia, Malaysia, Australia and New Zealand, and the Company’s Global Ceramic segment has significant operations in Brazil, Europe, Russia and Mexico. In addition, the Company has invested in joint ventures in Brazil and India related to laminate flooring.

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

Specifically, in Europe, the uncertainty surrounding the U.K.’s participation in the European Union and European Single Market following Britain’s notice to the European Union of its decision to exit the EU (“Brexit”) may result in greater restrictions on trade between the UK and EU, which could negatively impact the Company’s results. Additionally, Brexit has caused significant volatility in currency exchange rates. Sales generated by the Company’s U.K. businesses may be negatively impacted when they are translated from the British pound to the U.S. dollar.

The Company cannot assure investors that it will succeed in developing and implementing policies and strategies to address the foregoing risks effectively in each location where the Company does business, and, therefore that the foregoing factors will not have a material adverse effect on the Company’s business.

Negative tax consequences could materially and adversely affect the Company’s business.

The Company is subject to the tax laws of the many jurisdictions in which it operates. These tax laws are complex, and the manner in which they apply to our facts is sometimes open to interpretation. In calculating the provision for income taxes, the Company must make judgments about the application of these inherently complex tax laws. Our domestic and international tax liabilities are largely dependent upon the distribution of profit before tax among these many jurisdictions. However, it also includes estimates of additional tax which may be incurred for tax exposures and reflects various estimates and assumptions, including assessments of future earnings of the Company that could impact the valuation of our deferred tax assets. The Company’s future results of operations and tax liability could be adversely affected by changes in the effective tax rate as a result of a change in the mix of earnings in countries with differing statutory tax rates, changes in the overall profitability of the Company, changes in tax legislation and rates, changes in generally accepted accounting principles, changes in the valuation of deferred tax assets and liabilities, changes in the amount of earnings permanently reinvested offshore, the results of audits and examinations of previously filed tax returns, and ongoing assessments of the Company’s tax exposures.

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

In particular, the Company’s operations are subject to various environmental, health and safety laws and regulations, including those governing air emissions, wastewater discharges, and the use, storage, treatment, recycling and disposal of materials and finished product. The applicable requirements under these laws are subject to amendment, to the imposition of new or additional requirements and to changing interpretations of agencies or courts. The Company could incur material expenditures to comply with new or existing regulations, including fines and penalties and increased costs of its operations. For example, the Company’s manufacturing facilities may become subject to further limitations on the emission of “greenhouse gases” due to public policy concerns regarding climate change issues or other environmental or health and safety concerns. While the form of any additional regulations cannot be predicted, a “cap-and-trade” system similar to the system that applies to the Company’s businesses in the European Union could be adopted in the United States. The Company’s manufacturing processes use a significant amount of energy, especially natural gas. Any such “cap-and-trade” system or other limitations imposed on the emission of “greenhouse gases” could require the Company to increase our capital expenditures, use its cash to acquire emission credits or restructure our manufacturing operations, which could have a material adverse effect on our business.

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

In the ordinary course of business, the Company is subject to a variety of product-related claims, lawsuits and legal proceedings, including those relating to product liability, product warranty, product recall, personal injury, and other matters. A very large claim or several similar claims asserted by a large class of plaintiffs could have a material adverse effect on the Company’s business, if the Company is unable to successfully defend against or resolve these matters or if its insurance coverage is insufficient to satisfy any judgments against the Company or settlements relating to these matters. Although the Company has product liability insurance, the policies may not provide coverage for certain claims against the Company or may not be sufficient to cover all possible liabilities. Further, the Company may not be able to maintain insurance at commercially acceptable premium levels.

Moreover, adverse publicity arising from claims made against the Company, even if the claims are not successful, could adversely affect the Company’s reputation or the reputation and sales of its products.

The Company’s inability to protect its intellectual property rights could have a material adverse effect on the Company’s business

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

The Company’s stock price is subject to volatility.

The Company’s stock price has experienced price volatility in the past and may continue to do so in the future. The Company, the flooring industry and the stock market have experienced stock price and volume fluctuations that have affected stock prices in ways that may have been unrelated to the operating performance of these companies. Additionally, price volatility over a given period may cause the average price at which the Company repurchases its own stock to exceed the stock’s price at a given point in time.

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

Forward-Looking Information

Certain of the statements in this Form 10-K, particularly those anticipating future performance, business prospects, growth and operating strategies, and similar matters, and those that include the words “could,” “should,” “believes,” “anticipates,” “expects” and “estimates” or similar expressions constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For those statements, Mohawk claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. There can be no assurance that the forward-looking statements will be accurate because they are based on many assumptions, which involve risks and uncertainties. The following important factors could cause future results to differ: changes in economic or industry conditions; competition; inflation and deflation in freight, raw material prices and other input costs; inflation and deflation in consumer markets; currency fluctuations; energy costs and supply; timing and level of capital expenditures; timing and implementation of price increases for the Company’s products; impairment charges; integration of acquisitions; international operations; introduction of new products; rationalization of operations; tax and tax reform, product and other claims; litigation; regulatory and political changes in the jurisdictions in which the Company does business; and other risks identified in Mohawk’s SEC reports and public announcements.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company owns and leases manufacturing and distribution facilities worldwide. The table below lists the primary owned and leased facilities at December 31, 2018. The Company owns its Corporate Headquarters in Calhoun, GA. The Company also owns and operates service centers and stores in the United States and Russia, none of which are individually material. The Company believes its existing facilities are suitable for its present needs.

The following is a list of the principal manufacturing and distribution facilities owned or leased by the Company:

Segment and Property Use	North America	Europe and Russia	Other	Total

Global Ceramic
Manufacturing	10	11	2	23
Distribution / Warehouse	8	8	2	18

Flooring North America
Manufacturing	17	—	—	17
Distribution / Warehouse	10	—	—	10

Flooring Rest of the World
Manufacturing	—	17	5	22
Distribution / Warehouse	—	3	—	3

Total
Manufacturing	27	28	7	62
Distribution / Warehouse	18	11	2	31

Item 3.	Legal Proceedings

The Company is involved in litigation from time to time in the regular course of its business. Except as noted below, there are no material legal proceedings pending or known by the Company to be contemplated to which the Company is a party or to which any of its property is subject.

Alabama Municipal Litigation

In September 2016, the Water Works and Sewer Board of the City of Gadsden, Alabama (the “Gadsden Water Board”) filed an individual complaint in the Circuit Court of Etowah County, Alabama against certain manufacturers, suppliers, and users of chemicals containing specific perfluorinated compounds, including the Company. On October 26, 2016, the defendants removed the case to the United States District Court for the Northern District of Alabama, Middle Division, alleging diversity of citizenship and fraudulent joinder. The Gadsden Water Board filed a motion to remand the case back to the state court, and the defendants opposed the Gadsden Water Board’s motion. The federal court granted Gadsden Water Board’s motion for remand.

In May 2017, the Water Works and Sewer Board of the Town of Centre, Alabama (the “Centre Water Board“) filed a very similar complaint to the Gadsden Water Board complaint in the Circuit Court of Cherokee County. On June 19, 2017, the defendants removed this case to the United States District Court for the Northern District of Alabama, Middle Division, again alleging diversity of citizenship and fraudulent joinder. The Centre Water Board filed a motion to remand the case back to state court, and the defendants opposed the Centre Water Board’s motion. The federal court granted Centre Water Board's motion for remand.

Certain defendants, including the Company, filed dispositive motions in each case arguing that the state court lacks personal jurisdiction over them. Both state courts denied those motions. In June and September 2018, certain defendants, including the Company, petitioned the Alabama Supreme Court for Writs of Mandamus directing each lower court to enter an order granting the defendants’ dispositive motions on personal jurisdiction grounds. Those petitions have been fully briefed and the Company awaits a decision from the Alabama Supreme Court.

The Company has never manufactured the perfluorinated compounds at issue but purchased them for use in the manufacture of its carpets prior to 2007. The Gadsden and Centre Water Boards are not alleging that chemical levels in the Company’s wastewater discharge exceeded legal limits. Instead, the Gadsden and Centre Water Boards are seeking lost profits based on allegations that their customers decreased water purchases, as well as reimbursement for the cost of a filter and punitive damages.

Belgian Tax Matter (amounts in thousands)

Between 2012 and 2014, the Company received assessments from the Belgian tax authority for the calendar years 2005 through 2010 in the amount of €46,135, €38,817, €39,635, €30,131, €35,567 and €43,117 respectively, including penalties, but excluding interest. The Belgian tax authority denied the Company’s formal protests against these assessments and the Company brought all six years before the Court of First Appeal in Bruges. The Court of First Appeal in Bruges ruled in favor of the Company on January 27, 2016, with respect to the calendar years ending December 31, 2005 and December 31, 2009; and on June 13, 2018, the Court of First Appeal in Bruges, ruled in favor of the Company with respect to the calendar years ending December 31, 2006, December 31, 2007, December 31, 2008 and December 31, 2010. The Belgian tax authority has lodged its Notification of Appeal for all six years with the Ghent Court of Appeal. In December 2018, the Belgian tax authority issued an assessment for the year ended December 31, 2011, in the amount of €37,991 including penalties, but excluding interest. In January of 2019, the Company received a “Notice of Change” from the Belgian tax authority for tax years 2012 through 2017 in the amount of €38,858, €11,108, €23,522, €30,610, €92,109 and €78,174 respectively, including penalties, but excluding interest. The Company intends to respond to these notices in a timely manner and will file formal protests should the tax authority issue assessments for these years. The Notices of Change are based on largely the same facts underlying the positive rulings, which the Belgian tax authority is appealing.

The Company continues to disagree with the views of the Belgian tax authority on this matter and will persist in its vigorous defense. Nevertheless, on May 24, 2016, the tax collector representing the Belgian tax authorities imposed a lien on the Company’s properties in Wielsbeke (Ooigemstraat and Breestraat), Oostrozebeke (Ingelmunstersteenweg) and Desselgem (Waregemstraat) included in the Flooring ROW segment. The purpose of the lien is to provide security for payment should the Belgian tax authority prevail on its appeal. The lien does not interfere with the Company’s operations at these properties.
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
As of February 27, 2019, there were 224 holders of record of Common Stock. The Company has not paid or declared any cash dividends on shares of its Common Stock since completing its initial public offering. The payment of future cash dividends will be at the discretion of the Board of Directors and will depend upon the Company’s profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors.
Issuer Purchases of Equity Securities
On October 25, 2018, the Company announced that its Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to $500 million in shares of its common stock. Under the share repurchase plan, the Company may purchase common stock in open market transactions, block or privately negotiated transactions, and may from time to time purchase shares pursuant to trading plans in accordance with Rules 10b5-1 or 10b-18 under the Exchange Act or by any combination of such methods. The number of shares to be purchased and the timing of the purchases are based on a variety of factors, including, but not limited to, the level of cash balances, credit availability, debt covenant restrictions, general business conditions, regulatory requirements, the market price of the Company's stock and the availability of alternative investment opportunities. No time limit was set for completion of repurchases under the new authorization and the program may be suspended or discontinued at any time. The new program replaces any previously authorized share repurchase programs.

Period	Total Number of Shares Purchased in Millions	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan in Millions	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan in Millions
October 1 through November 2, 2018	0.5	$117.99	0.5	$441.1
November 5 through November 30, 2018	0.4	$122.28	0.4	$392.7
December 3 through December 31, 2018	1.4	$118.27	1.4	$225.9
Total	2.3	$118.90	2.3

Item 6.	Selected Financial Data
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

	As of or for the Years Ended December 31,
	2018(a)	2017(b)	2016	2015	2014
	(In thousands, except per share data)
Statement of operations data:
Net sales	$9,983,634	9,491,290	8,959,087	8,071,563	7,803,446
Cost of sales	7,145,564	6,494,876	6,146,262	5,660,877	5,649,254
Gross profit	2,838,070	2,996,414	2,812,825	2,410,686	2,154,192
Selling, general and administrative expenses	1,742,744	1,642,241	1,532,882	1,573,120	1,381,396
Operating income	1,095,326	1,354,173	1,279,943	837,566	772,796
Interest expense	38,827	31,111	40,547	71,086	98,207
Other expense (income), net	7,298	5,205	(1,729)	17,619	10,698
Earnings from continuing operations before income taxes	1,049,201	1,317,857	1,241,125	748,861	663,891
Income tax expense	184,346	343,165	307,559	131,875	131,637
Earnings from continuing operations	864,855	974,692	933,566	616,986	532,254
Net earnings including noncontrolling interest	864,855	974,692	933,566	616,986	532,254
Less: Net earnings attributable to the noncontrolling interest	3,151	3,054	3,204	1,684	289
Net earnings attributable to Mohawk Industries, Inc.	$861,704	971,638	930,362	615,302	531,965

Basic earnings from continuing operations per share	$11.53	13.07	12.55	8.37	7.30
Basic earnings per share attributable to Mohawk Industries, Inc.	$11.53	13.07	12.55	8.37	7.30
Diluted earnings from continuing operations per share	$11.47	12.98	12.48	8.31	7.25
Diluted earnings per share attributable to Mohawk Industries, Inc.	$11.47	12.98	12.48	8.31	7.25

Balance sheet data:
Working capital	$1,243,057	1,417,612	753,192	(9,056)	1,033,762
Total assets	13,099,123	12,094,853	10,230,596	9,934,400	8,285,544
Long-term debt (including current portion)	3,257,974	2,763,578	2,511,485	3,191,967	2,253,440
Total stockholders’ equity	7,440,059	7,067,009	5,783,487	4,860,863	4,422,813

(a)
During 2018, the Company acquired Godfrey Hirst Group, Eliane S/A Revestimentos Ceramicos (“Eliane”) and 3 businesses in Flooring ROW segment as discussed in Note 2 of the Notes to Consolidated Financial Statements.

(b)	During 2017, the Company acquired Emil as discussed in Note 2 of the Notes to Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview

Mohawk is a significant supplier of every major flooring category with manufacturing operations in 19 nations and sales in more than 170 countries. Based on its annual sales, the Company believes it is the world’s largest flooring manufacturer. A majority of the Company’s long-lived assets are located in the United States and Europe, which are also the Company’s primary markets. The Company expects continued growth in the United States market consistent with residential housing starts and remodeling investments and has invested significantly in state-of-the-art manufacturing to create aspirational products to delight consumers with beauty and performance. The Company also is a leading provider of flooring for the U.S. commercial market and has earned significant recognition for its innovation in design and performance and sustainable practices. Additionally, the Company maintains significant operations in Europe, Russia, Mexico, Australia, New Zealand, Brazil and other parts of the world. The Company is growing share in many markets through its differentiated products, especially its ceramic tile collections.

During the past two decades, the Company has grown significantly. Its current geographic breadth and diverse product offering are reflected in three reporting segments: Global Ceramic; Flooring North America (“Flooring NA”); and Flooring Rest of the World (“Flooring ROW”). The Global Ceramic Segment designs, manufactures, sources and markets a broad line of ceramic tile, porcelain tile, natural stone tile and other products including natural stone, quartz and porcelain slab countertops, which it distributes primarily in North America, Europe, Brazil and Russia through various selling channels, which include company-owned stores, independent distributors and home centers. The Flooring NA Segment designs, manufactures, sources and markets its floor covering product lines, including carpets, rugs, carpet cushion, wood, laminate and vinyl products, including luxury vinyl tile (LVT), which it distributes through its network of regional distribution centers and satellite warehouses using Company-operated trucks, common carrier or rail transportation. The Segment’s product lines are sold through various selling channels, including independent floor covering retailers, distributors, home centers, mass merchandisers, department stores, shop at home, online retailers, buying groups, commercial contractors and commercial end users. The Flooring ROW Segment designs, manufactures, sources, licenses and markets laminate, wood flooring, carpets, roofing elements, insulation boards, medium-density fiberboard (“MDF”), chipboards, other wood products and vinyl products, including LVT, which it distributes primarily in Europe, Russia, Australia and New Zealand through various selling channels, which include independent floor covering retailers, independent distributors, company-owned distributors, home centers, commercial contractors and commercial end users.

The Company expects sales growth to continue on a local basis in 2019, even with some softening in the European and Australian markets, offset by projected growth in Russia, Brazil and Mexico. The Company has also implemented multiple product price increases in most product categories due to escalating material, transportation and energy costs in most markets. The Company is managing through current macroeconomic headwinds including significant inflation, a strong U.S. dollar that is impacting currency translation as well as strengthening the competiveness of imports in the U.S. and slowing housing markets in a number of countries. While focused on addressing current conditions, the Company also established a long-term growth strategy, which includes strategic acquisitions in key growth markets and targeted internal investments that are expanding the Company’s geographic reach and product portfolio.

In 2018, the Company completed five acquisitions: two that expanded the Company’s global footprint with leadership positions in major markets and three that expanded the Company’s product offering and distribution in Europe. The Godfrey Hirst acquisition established the Company as the largest flooring manufacturer in Australia and New Zealand, with leading carpet and hard surface positions in both countries when combined with the Company’s existing regional flooring distribution business. Godfrey Hirst’s prestigious wool carpet collections are exported to numerous international markets and have been integrated into the U.S. soft surface product portfolio to expand sales. The acquisition of Brazil-based Eliane provided the Company with a leading ceramic tile position and the most appealing brand in one of the world’s largest ceramic markets and created a gateway into the overall South American market as Eliane is Brazil’s largest ceramic exporter. The acquisition of Berghoef, a leading European mezzanine flooring company, created a leading position in a category that is rapidly expanding due to increased construction of e-commerce warehousing across the continent. The acquisition of Swiss and Italian hard surface distributors expanded the Company’s direct distribution of flooring sales in Europe.

In 2018, the Company invested over $794.1 million in capital projects to, introduce new product categories, enter new markets, expand capacity of constrained premium products and improve productivity.  In 2019, the Company plans to invest an additional $550-$580 million in its existing businesses to complete projects that were begun in 2018 and to commence new initiatives. The largest investments during this two-year period are the expansion of LVT in the U.S. and Europe, including the launch of manufactured rigid LVT collections; ceramic capacity increases in the U.S., Mexico, Italy, Poland, Bulgaria and Russia as well as in the Company’s newly acquired ceramic business in Brazil, where the Company is investing in new assets to dramatically improve profitability as it did with the Marazzi acquisition; new porcelain slab production in Europe and Russia; premium water-resistant laminate in the U.S., Europe and Russia; carpet tile in Europe; sheet vinyl and premium sanitary ware in Russia; quartz countertops in the U.S., where the Company now produces and distributes materials for all kitchen and bath surfaces; and residential and commercial carpet in the U.S. and Australia, where the Company is investing in assets to expand its commercial carpet presence in the recent Godfrey Hirst acquisition.
Net earnings attributable to the Company were $861.7 million, or diluted EPS of $11.47 for 2018 compared to net earnings attributable to the Company of $971.6 million, or diluted EPS of $12.98 for 2017. The decrease in EPS was primarily attributable to higher inflation, higher start-up costs, and costs due to temporarily reducing production to align with softer market conditions, partially offset by the favorable net impact of price and product mix, increased sales volume, productivity gained from capital investments, cost reduction initiatives and decreased income tax expense. The Company benefited from a lower effective tax rate as a result of the recent reforms in the U.S. and Belgium.
For the year ended December 31, 2018, the Company generated $1,181.3 million of cash from operating activities. As of December 31, 2018, the Company had cash and cash equivalents of $119.1 million, of which $31.0 million was in the United States and $88.1 million was in foreign countries.

Recent Events

On November 16, 2018, the Company completed its acquisition of Eliane S/A Revestimentos Ceramicos, one of the largest ceramic tile companies in Brazil, further extending Mohawk’s global position in new markets. Pursuant to the purchase agreement, the Company (i) acquired the entire issued share capital of Eliane and (ii) acquired $99.0 million of indebtedness of Eliane, with total cash consideration paid of $148.7 million including cash held in escrow of $5.3 million.
On January 31, 2019, the Company completed an acquisition of a hard surface flooring distribution company based in the Netherlands for approximately €60.6 million.

Results of Operations
Following are the results of operations for the last three years:

	For the Years Ended December 31,
	2018		2017		2016
	(In millions)
Statement of operations data:
Net sales	$9,983.6	100.0%	$9,491.3	100.0%	$8,959.1	100.0%
Cost of sales (1)	7,145.6	71.6%	6,494.9	68.4%	6,146.3	68.6%
Gross profit	2,838.1	28.4%	2,996.4	31.6%	2,812.8	31.4%
Selling, general and administrative expenses (2)	1,742.7	17.5%	1,642.2	17.3%	1,532.9	17.1%
Operating income	1,095.3	11.0%	1,354.2	14.3%	1,279.9	14.3%
Interest expense (3)	38.8	0.4%	31.1	0.3%	40.5	0.5%
Other expense (income) (4)	7.3	0.1%	5.2	0.1%	(1.7)	—%
Earnings before income taxes	1,049.2	10.5%	1,317.9	13.9%	1,241.1	13.9%
Income tax expense (5)	184.3	1.8%	343.2	3.6%	307.6	3.4%
Earnings from continuing operations	864.9	8.7%	974.7	10.3%	933.5	10.4%
Net earnings including noncontrolling interest	864.9	8.7%	974.7	10.3%	933.5	10.4%
Less: Net earnings attributable to the noncontrolling interest	3.2	—%	3.1	—%	3.2	—%
Net earnings attributable to Mohawk Industries, Inc.	$861.7	8.6%	$971.6	10.2%	$930.3	10.4%

(1) Cost of sales includes:
Restructuring, acquisition and integration-related charges	$47.1	0.5%	$36.0	0.4%	$38.3	0.4%
Acquisition inventory step-up	15.4	—%	13.3	0.1%	—	—%
(2) Selling, general and administrative expenses include:
Restructuring, acquisition and integration-related charges	31.6	0.3%	12.9	0.1%	12.3	0.1%
Legal settlement and reserve	—	—%	—	—%	(90.0)	(1.0)%
Tradename impairment	—	—%	—	—%	47.9	0.5%
Other charges	—	—%	—	—%	9.9	0.1%
(3) Interest expense includes:
Debt extinguishment costs	—	—%	0.2	—%	—	—%
Acquisition interest expense	4.3	—%	—	—%	—	—%
(4) Other expense (income) includes:
Restructuring, acquisition and integration charges	(0.2)	—%	—	—%	—	—%
Reversal of uncertain tax position indemnification asset	4.6	—%	4.5	—%	5.4	0.1%
(5) Income tax expense includes:
Tax reform and related, net	—	—%	0.8	—%	—	—%
Reversal of uncertain tax position	(4.6)	—%	(4.5)	—%	(5.4)	(0.1)%

Year Ended December 31, 2018, as Compared with Year Ended December 31, 2017

Net sales

Net sales for 2018 were $9,983.6 million, reflecting an increase of $492.3 million, or 5.2%, from the $9,491.3 million reported for 2017. The increase was primarily attributable to higher sales volume of approximately $297 million, or 3%, which includes sales volumes attributable to acquisitions of approximately $229 million and legacy sales volumes of approximately $68 million, the favorable net impact of price and product mix of approximately $111 million, or 1%, and the favorable net impact of foreign exchange rates of approximately $85 million, or 1%.

Global Ceramic Segment—Net sales increased $147.8 million, or 4.3%, to $3,552.9 million for 2018, compared to $3,405.1 million for 2017. The increase was primarily attributable to higher sales volume of approximately $150 million, or 4%, which includes sales volume attributable to acquisitions of approximately $82 million, or 2%, and legacy sales volume of approximately $68 million, or 2%, the favorable net impact of foreign exchange rates of approximately $9 million partially offset by the unfavorable net impact of lower price and product mix of $11 million.

Flooring NA Segment—Net sales increased $18.3 million, or 0.5%, to $4,029.1 million for 2018, compared to $4,010.9 million for 2017. The increase was primarily attributable to the favorable net impact of price and product mix of $51 million, or 1%, partially offset by the unfavorable net impact of lower volumes of $33 million.

Flooring ROW Segment—Net sales increased $326.2 million, or 15.7%, to $2,401.6 million for 2018, compared to $2,075.5 million for 2017. The increase was primarily attributable to higher sales volume of approximately $179 million, or 9%, which includes sales volume attributable to acquisitions of approximately $147 million and legacy sales volume of approximately $32 million, the favorable net impact of price and product mix of approximately $71 million, or 3%, and the favorable net impact of foreign exchange rates of approximately $76 million, or 4%.

Quarterly net sales and the percentage changes in net sales by quarter for 2018 versus 2017 were as follows (dollars in millions):

	2018	2017	Change
First quarter	$2,412.2	2,220.6	8.6%
Second quarter	2,577.0	2,453.0	5.1%
Third quarter	2,545.8	2,448.5	4.0%
Fourth quarter	2,448.6	2,369.1	3.4%
Total year	$9,983.6	9,491.3	5.2%

Gross profit

Gross profit for 2018 was $2,838.1 million (28.4% of net sales), a decrease of $158.3 million or 5.3%, compared to gross profit of $2,996.4 million (31.6% of net sales) for 2017. As a percentage of net sales, gross profit decreased 314 basis points. The decrease in gross profit dollars was primarily attributable to higher inflation costs of approximately $230 million, including increased material costs of approximately $140 million, approximately $40 million of start-up costs associated with large investments to expand sales, add product categories and enter new markets, approximately $37 million of costs due to temporarily reducing production, and the unfavorable impact of higher restructuring, acquisition and integration-related and other costs of approximately $13 million, partially offset by the favorable net impact of price and product mix of approximately $68 million, higher sales volume of approximately $54 million and savings from capital investments and cost reduction initiatives of approximately $28 million and the net impact of favorable foreign exchange rates of approximately $12 million.

Selling, general and administrative expenses

Selling, general and administrative expenses for 2018 were $1,742.7 million (17.5% of net sales), an increase of $100.5 million or 6.1% compared to $1,642.2 million (17.3% of net sales) for 2017. As a percentage of net sales, selling, general and administrative expenses increased 15 basis points. The increase in selling, general and administrative expenses in dollars was primarily attributable to approximately $45 million of costs due to higher sales volume, approximately $19 million of costs associated with investments in new product development, sales personnel, and marketing, higher inflation costs of approximately

$15 million, and the unfavorable impact of higher restructuring, acquisition and integration-related and other costs of approximately $19 million.

Operating income

Operating income for 2018 was $1,095.3 million (11.0% of net sales) reflecting a decrease of $258.8 million, or 19.1%, compared to operating income of $1,354.2 million (14.3% of net sales) for 2017. The decrease in operating income was primarily attributable to higher inflation costs of approximately $246 million, including increased material costs of approximately $140 million, approximately $48 million of start-up costs associated with large investments to expand sales, add product categories, and enter new markets, approximately $32 million due to the unfavorable impact of higher restructuring, acquisition and integration-related, and other costs, approximately $37 million of costs due to temporarily reducing production, and approximately $13 million of costs associated with investments in new product development, sales personnel, marketing, and the net impact of unfavorable foreign exchange rates partially offset by the favorable net impact of price and product mix of approximately $68 million, increased sales volume of approximately $9 million, and savings from capital investments and cost reduction initiatives of approximately $35 million.

Global Ceramic Segment—Operating income was $442.9 million (12.5% of segment net sales) for 2018 reflecting a decrease of $82.5 million, or 15.7%, compared to operating income of $525.4 million (15.4% of segment net sales) for 2017. The decrease in operating income was primarily attributable to higher inflation costs of approximately $97 million, the unfavorable net impact of price and product mix of approximately $28 million, approximately $25 million of costs due to temporarily reducing production, and approximately $11 million of costs associated with investments in new product development, sales personnel, and marketing, partially offset by savings from capital investments and cost reduction initiatives of approximately $63 million, and increased sales volume of approximately $24 million.

Flooring NA Segment—Operating income was $347.9 million (8.6% of segment net sales) for 2018 reflecting a decrease of $192.4 million, or 35.6%, compared to operating income of $540.3 million (13.5% of segment net sales) for 2017. The decrease in operating income was primarily attributable to higher inflation costs of approximately $126 million, including increased material costs of approximately $108 million, an increase in costs of approximately $64 million due to lower than expected production volumes, the ramp up of new products and higher logistics costs, lower sales volume of approximately $23 million, approximately $16 million of start-up costs associated with large investments to expand sales, add product categories, and enter new markets, and approximately $13 million of costs due to temporarily reducing production, partially offset by the favorable net impact of price and product mix of approximately $43 million, and savings from capital investments and cost reduction initiatives of approximately $17 million.

Flooring ROW Segment—Operating income was $345.8 million (14.4% of segment net sales) for 2018 reflecting an increase of $16.7 million, or 5.1%, compared to operating income of $329.1 million (15.9% of segment net sales) for 2017. The increase in operating income was primarily attributable to the favorable net impact of price and product mix of approximately $54 million, savings from capital investments and cost reduction initiatives of approximately $20 million, increased sales volume of approximately $4 million, partially offset by approximately $27 million of start-up costs associated with large investments to expand sales, add product categories, and enter new markets, higher inflation costs of approximately $23 million, and $16 million due to the unfavorable impact of higher restructuring, acquisition and integration-related costs.

Interest expense

Interest expense was $38.8 million for 2018, reflecting an increase of $7.7 million compared to interest expense of $31.1 million for 2017. The increase was primarily attributable to the increase in interest rates during 2018 and the early extinguishment of acquisition debt.

Other expense (income)

Other expense was $7.3 million for 2018, reflecting an unfavorable change of $2.1 million compared to other income of $5.2 million for 2017. The change was primarily due to the increased unfavorable impact of foreign exchange rates on transactions in the current year.

Income tax expense

For 2018, the Company recorded income tax expense of $184.3 million on earnings before income taxes of $1,049.2 million for an effective tax rate of 17.6%, as compared to an income tax expense of $343.2 million on earnings before income taxes of $1,317.9 million, resulting in an effective tax rate of 26.0% for 2017. The decrease in the year-over-year tax expense of $158.9 million was primarily driven by the geographic dispersion of the Company’s earnings for 2018, subject to tax at the reduced rates in effect in the U.S. and Belgium, of $181.6 million, and the reduction to the transition tax and related tax planning initiatives of $163.4 million, partially offset by the one-time 2017 restatement of the Company’s deferred tax liabilities of $139.9 million, the one-time Italian tax planning election of $10.3 million, the restatement of certain state deferred tax assets of $20.4 million, and various other items of $15.5 million.

In December of 2017, the U.S. and Belgium enacted tax reform legislation. The U.S. legislation, the Tax Cuts and Jobs Act (“TCJA”), is the most significant and complex change to the U.S. tax law in more than 30 years and requires the combined effort of the Company’s finance, tax, and treasury departments to ensure the proper accounting of its comprehensive changes. The most significant provisions of the TCJA, were the reduction of the corporate income tax rate from 35% to 21% effective January 1, 2018, implementation of a territorial income tax regime, and imposition of a transition tax on the deemed repatriation of the accumulated earnings of the Company’s foreign subsidiaries. The most significant provisions of the Belgium legislation were the reduction of the corporate income tax rate from 33.99% to 29.58% for 2018 and 2019, with a further reduction to 25% effective January 1, 2020, an annual limitation on the utilization of net operating losses, and creation of a consolidated corporate income tax regime.

As a result of the tax reform legislation, for the year ended December 31, 2017, the Company recorded a net tax expense of $0.8 million related primarily to the non-cash tax benefit of the revaluation of its Belgian deferred tax liabilities, the non-cash tax benefit of the provisional revaluation of its U.S. deferred tax liabilities, and the tax expense of the provisional accrual associated with the Deemed Repatriation Transition Tax.  This represented a reasonable estimate of the impact of all tax law changes on the Company’s financial statements in accordance with SAB 118. In accordance with the SAB 118 measurement period, the Company has completed its accounting for the income tax effects of all elements of the TCJA. See Note 13-Income Taxes.

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

Interest expense

Interest expense was $31.1 million for 2017, reflecting a decrease of $9.4 million compared to interest expense of $40.5 million for 2016. The decrease was primarily attributable to a shift in the Company’s borrowings to lower interest rate instruments.

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

Accordingly, for the year ended December 31, 2017, the Company recorded a net tax expense of $0.8 million related primarily to the non-cash tax benefit of the revaluation of its Belgian deferred tax liabilities, the non-cash tax benefit of the provisional revaluation of its U.S. deferred tax liabilities, and the tax expense of the provisional accrual associated with the Deemed Repatriation Transition Tax. See Note 13-Income Taxes.

Liquidity and Capital Resources

The Company’s primary liquidity requirements are for working capital, capital expenditures and acquisitions. The Company’s liquidity needs are met primarily through a combination of internally generated funds, commercial paper, bank credit lines, term and senior notes and credit terms from suppliers. As of December 31, 2018, the Company had a total of $347.7 million available under its 2015 Senior Credit Facility. The Company also maintains local currency revolving lines of credit and other credit facilities to provide liquidity to its businesses around the world.  None of such local facilities are material in amount.

Net cash provided by operating activities for the year ended 2018 was $1,181.3 million, compared to net cash provided by operating activities of $1,193.6 million for the year ended 2017. This decrease of $12.3 million was primarily attributable to a reduction in operating income and changes in working capital, reflecting normal fluctuations relative to the timing and nature of these transactions. The decrease in cash provided by operating activities for 2017 as compared to 2016 of $151.7 million was primarily attributable to changes in working capital.

Net cash used in investing activities for the year ended 2018 was $1,332.2 million compared to net cash used in investing activities of $1,240.7 million for the year ended 2017. The increase was primarily due to a $318.2 million increase in acquisitions, partially offset by a $111.9 million reduction in capital expenditures. Net cash used in investing activities in 2017 increased over 2016 by $568.6 million due primarily to acquisitions of $250.8 million, $83.9 million purchase of short-term investments, and an increase in capital expenditures of $233.9 million. The Company will continue to invest to optimize sales and profit growth with product expansion and cost reduction projects in the business.

Net cash provided by financing activities for the year ended 2018 was $198.0 million compared to net cash used in financing activities of $7.0 million for the year ended 2017. The change in cash provided by financing is primarily attributable to increased borrowings of commercial paper, offset by purchases of the Company’s shares of $274.1 million. Net cash used in financing activities for the year ended 2017 was $7.0 million compared to net cash used in financing activities for the year ended 2016 of $641.6 million. This reduction of $634.6 million is primarily attributable to the issuance and sale of $357.6 million in Floating Rate Notes in 2017 and the repayment of senior notes of $645.6 million in 2016.

Senior Credit Facility

On March 26, 2015, the Company amended and restated its 2013 senior credit facility increasing its size from $1,000.0 million to $1,800.0 million and extending the maturity from September 25, 2018 to March 26, 2020 (as amended and restated, the “2015 Senior Credit Facility”). The 2015 Senior Credit Facility eliminated certain provisions in the 2013 Senior Credit Facility, including those that: (a) accelerated the maturity date to 90 days prior to the maturity of senior notes due in January 2016 if certain specified liquidity levels were not met; and (b) required that certain subsidiaries guarantee the Company’s obligations if the Company’s credit ratings fell below investment grade. The 2015 Senior Credit Facility also modified certain negative covenants to provide the Company with additional flexibility, including flexibility to make acquisitions and incur additional indebtedness. On March 1, 2016, the Company amended the 2015 Senior Credit Facility to, among other things, carve out from the general limitation on subsidiary indebtedness the issuance of Euro-denominated commercial paper notes by subsidiaries. Additionally, at several points in 2016, the Company extended the maturity date of the 2015 Senior Credit Facility from March 26, 2020 to March 26, 2021. In the first half of 2017, the Company amended the 2015 Senior Credit Facility to extend the maturity date from March 26, 2021 to March 26, 2022.

At the Company’s election, revolving loans under the 2015 Senior Credit Facility bear interest at annual rates equal to either (a) LIBOR for 1, 2, 3 or 6 month periods, as selected by the Company, plus an applicable margin ranging between 1.00% and 1.75% (1.125% as of December 31, 2018), or (b) the higher of the Wells Fargo Bank, National Association prime rate, the Federal Funds rate plus 0.5%, or the Eurocurrency Rate (as defined in the 2015 Senior Credit Facility) rate plus 1.0%, plus an applicable margin ranging between 0.00% and 0.75% (0.125% as of December 31, 2018). The Company also pays a commitment fee to the lenders under the 2015 Senior Credit Facility on the average amount by which the aggregate commitments of the lenders exceed utilization of the 2015 Senior Credit Facility ranging from 0.10% to 0.225% per annum (0.125% as of December 31, 2018). The applicable margins and the commitment fee are determined based on whichever of the Company’s Consolidated Net Leverage Ratio or its senior unsecured debt rating (or if not available, corporate family rating) results in the lower applicable margins and commitment fee (with applicable margins and the commitment fee increasing as that ratio increases or those ratings decline, as applicable).

The obligations of the Company and its subsidiaries in respect of the 2015 Senior Credit Facility are unsecured.

The 2015 Senior Credit Facility includes certain affirmative and negative covenants that impose restrictions on the Company’s financial and business operations, including limitations on liens, subsidiary indebtedness, fundamental changes, asset dispositions, dividends and other similar restricted payments, transactions with affiliates, future negative pledges, and changes in the nature of the Company’s business. The Company is also required to maintain a Consolidated Interest Coverage Ratio of at least 3.0 to 1.0 and a Consolidated Net Leverage Ratio of no more than 3.75 to 1.0, each as of the last day of any fiscal quarter. The limitations contain customary exceptions or, in certain cases, do not apply as long as the Company is in compliance with the financial ratio requirements and is not otherwise in default.

The 2015 Senior Credit Facility also contains customary representations and warranties and events of default, subject to customary grace periods.

In 2017, the Company paid financing costs of $0.6 million in connection with the extension of its 2015 Senior Credit Facility from March 26, 2021 to March 26, 2022. These costs were deferred and, along with unamortized costs of $6.9 million are being amortized over the term of the 2015 Senior Credit Facility.

As of December 31, 2018, amounts utilized under the 2015 Senior Credit Facility included $57.9 million of borrowings and $54.6 million of standby letters of credit related to various insurance contracts and foreign vendor commitments. The outstanding borrowings of $1,339.8 million under the Company’s U.S. and European commercial paper programs as of December 31, 2018 reduce the availability of the 2015 Senior Credit Facility. Including commercial paper borrowings, the Company has utilized $1,452.3 million under the 2015 Senior Credit Facility resulting in a total of $347.7 million available as of December 31, 2018.

Commercial Paper

On February 28, 2014 and July 31, 2015, the Company established programs for the issuance of unsecured commercial paper in the United States and Eurozone capital markets, respectively. Commercial paper issued under the U.S. and European programs will have maturities ranging up to 397 and 183 days, respectively. None of the commercial paper notes may be voluntarily prepaid or redeemed by the Company and all rank pari passu with all of the Company’s other unsecured and unsubordinated indebtedness. To the extent that the Company issues European commercial paper notes through a subsidiary of the Company, the notes will be fully and unconditionally guaranteed by the Company.

The Company uses its 2015 Senior Credit Facility as a liquidity backstop for its commercial paper programs. Accordingly, the total amount outstanding under all of the Company's commercial paper programs may not exceed $1,800.0 million (less any amounts drawn on the 2015 Senior Credit Facility) at any time.

The proceeds from the issuance of commercial paper notes will be available for general corporate purposes. As of December 31, 2018 there was $632.7 million outstanding under the U.S. commercial paper program, and the euro equivalent of $707.2 million under the European program. The weighted-average interest rate and maturity period for the U.S. program were 2.98% and 27.64 days, respectively. The weighted-average interest rate and maturity period for the European program were (0.21)% and 28.61 days, respectively.

Senior Notes

On May 18, 2018, Mohawk Capital Finance S.A. (“Mohawk Finance”), an indirect wholly-owned finance subsidiary of the Company, completed the issuance and sale of €300.0 million aggregate principal amount of its Floating Rate Notes due May 18, 2020 (“2020 Floating Rate Notes”). The 2020 Floating Rate Notes are senior unsecured obligations of Mohawk Finance and rank pari passu with all of Mohawk Finance’s other existing and future senior unsecured indebtedness. The 2020 Floating Rate Notes are fully, unconditionally and irrevocably guaranteed by the Company on a senior unsecured basis. These notes bear interest at a rate per annum, reset quarterly, equal to three-month EURIBOR plus 0.3% (but in no event shall the interest rate be less than zero). Interest on the 2020 Floating Rate Notes is payable quarterly on August 18, November 18, February 18, and May 18 of each year. Mohawk Finance paid financing costs of $0.9 million in connection with the 2020 Floating Rate Notes. These costs were deferred and are being amortized over the term of the 2020 Floating Rate Notes.

On September 11, 2017, Mohawk Finance completed the issuance and sale of €300.0 million aggregate principal amount of its Floating Rate Notes due September 11, 2019 (“2019 Floating Rate Notes”). The 2019 Floating Rate Notes are senior unsecured obligations of Mohawk Finance and rank pari passu with all of Mohawk Finance’s other existing and future senior unsecured indebtedness. The 2019 Floating Rate Notes are fully, unconditionally and irrevocably guaranteed by the Company on a senior unsecured basis. These notes bear interest at a rate per annum, reset quarterly, equal to three-month EURIBOR plus 0.3% (but in no event shall the interest rate be less than zero). Interest on the 2019 Floating Rate Notes is payable quarterly on September 11, December 11, March 11, and June 11 of each year. Mohawk Finance paid financing costs of $0.9 million in connection with the 2019 Floating Rate Notes. These costs were deferred and are being amortized over the term of the 2019 Floating Rate Notes.

On June 9, 2015, the Company issued €500.0 million aggregate principal amount of 2.00% Senior Notes due January 14, 2022 (“2.00% Senior Notes”). The 2.00% Senior Notes are senior unsecured obligations of the Company and rank pari passu with all of the Company’s existing and future unsecured indebtedness. Interest on the 2.00% Senior Notes is payable annually in cash on January 14 of each year, commencing on January 14, 2016. The Company paid financing costs of $4.2 million in connection with the 2.00% Senior Notes. These costs were deferred and are being amortized over the term of the 2.00% Senior Notes.

On January 31, 2013, the Company issued $600.0 million aggregate principal amount of 3.85% Senior Notes due February 1, 2023 (“3.85% Senior Notes”). The 3.85% Senior Notes are senior unsecured obligations of the Company and rank pari passu with all of the Company’s existing and future unsecured indebtedness. Interest on the 3.85% Senior Notes is payable semi-annually in cash on February 1 and August 1 of each year. The Company paid financing costs of $6.0 million in connection with the 3.85% Senior Notes. These costs were deferred and are being amortized over the term of the 3.85% Senior Notes.

As defined in the related agreements, the Company’s senior notes contain covenants, representations and warranties and events of default, subject to exceptions, and restrictions on the Company’s financial and business operations, including limitations on liens, restrictions on entering into sale and leaseback transactions, fundamental changes, and a provision allowing the holder of the notes to require repayment upon a change of control triggering event.

Accounts Receivable Securitization

On December 19, 2012, the Company entered into a three-year on-balance sheet trade accounts receivable securitization agreement (the “Securitization Facility”). On September 11, 2014, the Company made certain modifications to its Securitization Facility, which modifications, among other things, increased the aggregate borrowings available under the facility from $300.0 million to $500.0 million and decreased the interest margins on certain borrowings. Amounts borrowed under the Securitization Facility bore interest at LIBOR plus an applicable margin of 0.70% per annum and the borrower paid a commitment fee at a per annum rate of 0.30% on the unused amount of each lender’s commitment. On December 10, 2015, the Company extended the termination date to December 19, 2016, and on December 13, 2016, the Company extended the termination date to December 19, 2017. The Company paid financing costs of $0.3 million in connection with the second extension. These costs were deferred and amortized over the term of the Securitization Facility. The Securitization Facility expired in accordance with its terms on December 19, 2017.

Other

The Company may continue, from time to time, to retire its outstanding debt through cash purchases in the open market, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amount involved may be material.

As of December 31, 2018, the Company had cash of $119.1 million, of which $88.1 million was held outside the United States. The Company plans to permanently reinvest the cash held outside the United States. The Company believes that its cash and cash equivalents on hand, cash generated from operations and availability under its 2015 Senior Credit Facility will be sufficient to meet its capital expenditure, working capital and debt servicing requirements over the next twelve months.

As of December 31, 2018, the Company has repurchased $274.1 million of its shares of common stock pursuant to the $500 million program announced in October. All of these repurchases have been financed through the Company’s operations and existing finance arrangements. See Item 5 - Issuer Purchases of Equity Securities.

Contractual obligations and commitments
The following is a summary of the Company’s future minimum payments under contractual obligations and commitments as of December 31, 2018 (in millions):

	Total	2019	2020	2021	2022	2023	Thereafter
Contractual obligations and commitments:
Long-term debt, including current maturities and capital leases	$3,263.1	1,742.4	344.3	0.6	572.6	600.4	2.8
Interest payments on long-term debt and capital leases (1)	150.2	54.2	34.7	34.7	24.2	2.1	0.4
Operating leases	366.5	116.1	93.7	66.1	42.2	22.2	26.1
Purchase commitments (2)	574.9	184.5	81.1	54.3	25.5	25.5	204.0
Expected pension contributions (3)	2.6	2.6	—	—	—	—	—
Uncertain tax positions (4)	3.0	3.0	—	—	—	—	—
Guarantees (5)	8.8	8.8	—	—	—	—	—
Total	$4,369.1	2,111.5	553.8	155.7	664.5	650.2	233.3

(1)
For fixed rate debt, the Company calculated interest based on the applicable rates and payment dates. For variable rate debt, the Company estimated average outstanding balances for the respective periods and applied interest rates in effect as of December 31, 2018 to these balances.

(2)	Includes volume commitments for natural gas, electricity and raw material purchases.

(3)
Includes the estimated pension contributions for 2019 only, as the Company is unable to estimate the pension contributions beyond 2019. The Company’s projected benefit obligation and plan assets as of December 31, 2018 were $63.6 million and $54.3 million, respectively. The projected benefit obligation liability has not been presented in the table above due to uncertainty as to amounts and timing regarding future payments.

(4)
Excludes $27.7 million of non-current accrued income tax liabilities and related interest and penalties for uncertain tax positions. These liabilities have not been presented in the table above due to uncertainty as to amounts and timing regarding future payments.

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
The Company’s significant accounting policies are described in Note 1 to the Consolidated Financial Statements included elsewhere in this report. Some of those significant accounting policies require the Company to make subjective or complex judgments or estimates. Critical accounting estimates are defined as those that are both most important to the portrayal of a company’s financial condition and results and require management’s most difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.
The Company believes the following accounting policies require it to use judgments and estimates in preparing its consolidated financial statements and represent critical accounting policies.

•
Accounts receivable and revenue recognition. The Company recognizes revenues when it satisfies performance obligations as evidenced by the transfer of control of the promised goods to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods. The nature of the promised goods are ceramic, stone, carpet, resilient, laminate, wood and other flooring products. Payment is typically received 90 days or less from the invoice date. The Company adjusts the amounts of revenue for expected cash discounts, sales allowances, returns, and claims, based upon historical experience. The Company adjusts accounts receivable for doubtful account allowances based upon historical bad debt, claims experience, periodic evaluation of specific customer accounts, and the aging of accounts receivable. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. A 10% change in the Company’s allowance for discounts, returns, claims and doubtful accounts would have affected net earnings by approximately $5 million for the year ended December 31, 2018.

•
Inventories are stated at the lower of cost or market (net realizable value). Cost has been determined using the first-in first-out method (“FIFO”). Costs included in inventory include raw materials, direct and indirect labor and employee benefits, depreciation, general manufacturing overhead and various other costs of manufacturing. Market, with respect to all inventories, is replacement cost or net realizable value. Inventories on hand are compared against anticipated future usage, which is a function of historical usage, anticipated future selling price, expected sales below cost, excessive quantities and an evaluation for obsolescence. Actual results could differ from assumptions used to value obsolete inventory, excessive inventory or inventory expected to be sold below cost, and a 10% change in the Company’s assumptions for excess or obsolete inventory would have affected net earnings by approximately $8 million for the year ended December 31, 2018.

•
Acquisition Accounting. The fair value of the consideration the Company pay for each new acquisition is allocated to tangible assets and identifiable intangible assets, liabilities assumed, any non-controlling interest in the acquired entity and goodwill.  The accounting for acquisitions involves a considerable amount of judgment and estimate, including the fair value of certain forms of consideration; fair value of acquired intangible assets involving projections of future revenues and cash flows that are then either discounted at an estimated discount rate or measured at an estimated royalty rate; fair value of other acquired assets and assumed liabilities, including potential contingencies; and the useful lives of the acquired assets. The assumptions used are determined at the time of the acquisition in accordance with accepted valuation models.  Projections are developed using internal forecasts, available industry and market data and estimates of long-term rates of growth for the business. The impact of prior or future acquisitions on the Company’s financial position or results of operations may be materially impacted by the change in or initial selection of assumptions and estimates.  See Note 2-Acquisitions for further discussion of business combination accounting valuation methodology and assumptions.

•
Goodwill and other intangibles. Goodwill is tested annually for impairment on the first day of the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. The Company considers the relationship between its market capitalization and its book value, among other factors, when reviewing for indicators of impairment. The goodwill impairment tests are based on determining the fair value of the specified reporting units based on management judgments and assumptions using the discounted cash flows and comparable company market valuation approaches. The Company has identified Global Ceramic, Flooring NA and Flooring ROW as its reporting units for the purposes of allocating goodwill and intangibles as well as assessing impairments. The valuation approaches are subject to key judgments and assumptions that are sensitive to change such as judgments and assumptions about appropriate sales growth rates, operating margins, weighted average cost of capital (“WACC”), and comparable company market multiples. When developing these key judgments and assumptions, the Company considers economic, operational and market conditions that could impact the fair value of the reporting unit. However, estimates are inherently uncertain and represent only management’s reasonable expectations regarding future developments. These estimates and the judgments and assumptions upon which the estimates are based will, in all likelihood, differ in some respects from actual future results. Should a significant or prolonged deterioration in economic conditions occur, such as declines in spending for new construction, remodeling and replacement activities; the inability to pass increases in the costs of raw materials and fuel on to customers; or a decline in comparable company market multiples, then key judgments and assumptions could be impacted. Generally, a decline in estimated after tax cash flows of more than 35% or a more than 26% increase in WACC or a significant or prolonged decline in market capitalization could result in an additional indication of impairment.

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
The Company conducted its annual assessment of goodwill and indefinite lived intangibles on the first day of the fourth quarter and no impairment was indicated for 2018.

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

In the ordinary course of business there is inherent uncertainty in quantifying the Company’s income tax positions. The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon the Company’s evaluation of the facts, circumstances and information available as of the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information, as required by the provisions of the Financial Accounting Standards Board (“FASB”) FASB Accounting Standards Codification Topic (“ASC”) 740-10. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the consolidated financial statements. For further information regarding the Company’s uncertain tax positions, see Note 13-Income Taxes.

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

Recent Accounting Pronouncements

See Note 1(u), “Summary of Significant Accounting Policies”, of the Company’s accompanying audited consolidated financial statements in Item 8 of this Annual Report on Form 10-K for a description of recent accounting pronouncements including the dates, or expected dates of adoption, and effects, or expected effects, on the Company’s disclosures, results of operations, and financial condition.

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
Seasonality

The Company is a calendar year-end company. With respect to its Flooring NA and Global Ceramic segments, the second quarter typically sees the higher net sales and operating income, followed by the first and third quarters. The results of operations for the fourth quarter tends to be the weakest. These results are primarily due to consumer residential spending patterns which have historically decreased during the holiday season and the first two months following. The Flooring ROW segment’s second quarter typically produces the highest net earnings followed by moderate first and third quarters and a weaker fourth quarter.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
The Company’s market risk is impacted by changes in foreign currency exchange rates, interest rates and certain commodity prices. Financial exposures to these risks are monitored as an integral part of the Company’s risk management program, which seeks to reduce the potentially adverse effect that the volatility of these markets may have on its operating results. The Company does not regularly engage in speculative transactions, nor does it regularly hold or issue financial instruments for trading purposes. Excluding the hedge of net investment discussed in Note 1(n) “Hedges of Net Investments in Non-U.S. Operations”, of the Company’s accompanying consolidated financial statements in Item 8 of this Annual Report on Form 10-K, the Company did not have any derivative contracts outstanding as of December 31, 2018 and 2017.
Interest Rate Risk
As of December 31, 2018, approximately 36% of the Company’s debt portfolio was comprised of fixed-rate debt and 64% was floating-rate debt. The Company believes that probable near-term changes in interest rates would not materially affect its financial condition, results of operations or cash flows. The annual impact on interest expense of a one-percentage point interest rate change on the outstanding balance of the Company’s variable rate debt as of December 31, 2018 would be approximately $21 million or $0.18 to diluted EPS.

Foreign Exchange Risk

As a result of being a global enterprise, there is exposure to market risks from changes in foreign currency exchange rates, which may adversely affect the operating results and financial condition of the Company. Principal foreign currency exposures relate primarily to the euro and to a lesser extent the Russian ruble, the Mexican peso, the Canadian dollar, the Australian dollar, the British pound and the Brazilian real.

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

Based on financial results for the year ended December 31, 2018, a hypothetical overall 10 percent change in the U.S. dollar against the euro would have resulted in a translational adjustment of approximately $43 million.

Item 8.	Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Mohawk Industries, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Mohawk Industries, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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

/s/ KPMG LLP
We have served as the Company’s auditor since 1990.
Atlanta, Georgia
February 28, 2019

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Mohawk Industries, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Mohawk Industries, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and related notes, and our report dated February 28, 2019 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired Godfrey Hirst Group during 2018, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, Godfrey Hirst Group’s internal control over financial reporting associated with total assets of $199.6 million and total net sales of $146.9 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2018.

The Company acquired Eliane S/A Revestimentos Ceramicos (“Eliane”) during 2018, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, Eliane’s internal control over financial reporting associated with total assets of $186.5 million and total net sales of $35.1 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2018.

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

/s/ KPMG LLP
Atlanta, Georgia
February 28, 2019

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2018 and 2017

	2018	2017
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$119,050	84,884
Receivables, net	1,606,159	1,558,159
Inventories	2,287,615	1,948,663
Prepaid expenses	421,553	376,836
Other current assets	74,919	104,425
Total current assets	4,509,296	4,072,967
Property, plant and equipment, net	4,699,902	4,270,790
Goodwill	2,520,966	2,471,459
Tradenames	707,380	644,208
Other intangible assets, net	254,430	247,559
Deferred income taxes and other non-current assets	407,149	387,870
	$13,099,123	12,094,853
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,742,373	1,203,683
Accounts payable and accrued expenses	1,523,866	1,451,672
Total current liabilities	3,266,239	2,655,355
Deferred income taxes	413,740	328,103
Long-term debt, less current portion	1,515,601	1,559,895
Other long-term liabilities	463,484	455,028
Total liabilities	5,659,064	4,998,381
Commitments and contingencies (Note 14)
Redeemable noncontrolling interest	—	29,463
Stockholders’ equity:
Preferred stock, $.01 par value; 60 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 150,000 shares authorized; 79,656 and 81,771 shares issued in 2018 and 2017, respectively	797	818
Additional paid-in capital	1,852,173	1,828,131
Retained earnings	6,588,197	6,004,506
Accumulated other comprehensive loss	(791,608)	(558,527)
	7,649,559	7,274,928
Less: treasury stock at cost; 7,349 and 7,350 shares in 2018 and 2017, respectively	215,745	215,766
Total Mohawk Industries, Inc. stockholders’ equity	7,433,814	7,059,162
Noncontrolling interest	6,245	7,847
Total stockholders’ equity	7,440,059	7,067,009
	$13,099,123	12,094,853
See accompanying notes to consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years Ended December 31, 2018, 2017 and 2016

	2018	2017	2016
	(In thousands, except per share data)
Net sales	$9,983,634	9,491,290	8,959,087
Cost of sales	7,145,564	6,494,876	6,146,262
Gross profit	2,838,070	2,996,414	2,812,825
Selling, general and administrative expenses	1,742,744	1,642,241	1,532,882
Operating income	1,095,326	1,354,173	1,279,943
Interest expense	38,827	31,111	40,547
Other expense (income)	7,298	5,205	(1,729)
Earnings before income taxes	1,049,201	1,317,857	1,241,125
Income tax expense	184,346	343,165	307,559
Net earnings including noncontrolling interest	864,855	974,692	933,566
Net earnings attributable to noncontrolling interest	3,151	3,054	3,204
Net earnings attributable to Mohawk Industries, Inc.	$861,704	971,638	930,362

Basic earnings per share attributable to Mohawk Industries, Inc.
Basic earnings per share attributable to Mohawk Industries, Inc.	$11.53	13.07	12.55
Weighted-average common shares outstanding—basic	74,413	74,357	74,104

Diluted earnings per share attributable to Mohawk Industries, Inc.
Diluted earnings per share attributable to Mohawk Industries, Inc.	$11.47	12.98	12.48
Weighted-average common shares outstanding—diluted	74,773	74,839	74,568

See accompanying notes to consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31, 2018, 2017 and 2016

	2018	2017	2016
	(in thousands)
Net earnings including noncontrolling interest	$864,855	974,692	933,566
Other comprehensive (loss) income:
Foreign currency translation adjustments	(237,339)	281,655	(36,702)
Prior pension and post-retirement benefit service cost and actuarial loss	1,094	(2,927)	(2,757)
Other comprehensive income (loss)	(236,245)	278,728	(39,459)
Comprehensive income	628,610	1,253,420	894,107
Comprehensive (loss) income attributable to the non-controlling interest	(13)	7,282	3,204
Comprehensive income attributable to Mohawk Industries, Inc.	$628,623	1,246,138	890,903

See accompanying notes to consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2018, 2017 and 2016

		Total Stockholders’ Equity
	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interest	Total Stockholders’ Equity
		Shares	Amount				Shares	Amount
	(In thousands)
Balances at December 31, 2015	$21,952	81,280	$813	$1,760,016	$4,102,707	$(793,568)	(7,351)	$(215,795)	$6,690	$4,860,863
Shares issued under employee and director stock plans	—	239	2	(8,232)	—	—	—	4	—	(8,226)
Stock-based compensation expense	—	—	—	35,059	—	—	—	—	—	35,059
Tax benefit from stock-based compensation	—	—	—	4,697	—	—	—	—	—	4,697
Accretion of redeemable noncontrolling interest	123	—	—	—	(123)	—	—	—	—	(123)
Noncontrolling earnings	2,864	—	—	—	—	—	—	—	340	340
Currency translation adjustment on noncontrolling interests	(1,243)	—	—	—	—	—	—	—	(26)	(26)
Acquisition of noncontrolling interest, net of taxes		—	—	—	(32)	—	—	—	32	—
Currency translation adjustment	—	—	—	—	—	(36,702)	—	—	—	(36,702)
Prior pension and post-retirement benefit service cost and actuarial loss	—	—	—	—	—	(2,757)	—	—	—	(2,757)
Net income	—	—	—	—	930,362	—	—	—	—	930,362
Balances at December 31, 2016	23,696	81,519	815	1,791,540	5,032,914	(833,027)	(7,351)	(215,791)	7,036	5,783,487
Shares issued under employee and director stock plans	—	252	3	269	—	—	1	25	—	297
Stock-based compensation expense	—	—	—	36,322	—	—	—	—	—	36,322
Distribution to noncontrolling interest, net of adjustments	—	—	—	—	—	—	—	—	(750)	(750)
Accretion of redeemable noncontrolling interest	46	—	—	—	(46)	—	—	—	—	(46)
Noncontrolling earnings	2,544	—	—	—	—	—	—	—	510	510
Currency translation adjustment on non-controlling interests	3,177	—	—	—	—	—	—	—	1,051	1,051
Currency translation adjustment	—	—	—	—	—	277,427	—	—	—	277,427
Prior pension and post-retirement benefit service cost and actuarial loss	—	—	—	—	—	(2,927)	—	—	—	(2,927)
Net income	—	—	—	—	971,638	—	—	—	—	971,638
Balances at December 31, 2017	29,463	81,771	818	1,828,131	6,004,506	(558,527)	(7,350)	(215,766)	7,847	7,067,009
Shares issued under employee and director stock plans	—	191	2	(8,400)	—	—	1	21	—	(8,377)
Stock-based compensation expense	—	—	—	31,382	—	—	—	—	—	31,382
Repurchases of common stock	—	(2,306)	(23)	—	(274,121)	—	—	—	—	(274,144)
Accretion of redeemable noncontrolling interest	3,892	—	—	—	(3,892)	—	—	—	—	(3,892)
Noncontrolling earnings	2,474	—	—	—	—	—	—	—	677	677
Currency translation adjustment on non-controlling interests	(1,945)	—	—	—	—	—	—	—	(1,219)	(1,219)
Purchase of redeemable noncontrolling interest and noncontrolling interest, net of taxes	(33,884)	—	—	1,060	—	—	—	—	(1,060)	—
Currency translation adjustment	—	—	—	—	—	(234,175)	—	—	—	(234,175)
Prior pension and post-retirement benefit service cost and actuarial gain	—	—	—	—	—	1,094	—	—	—	1,094
Net income	—	—	—	—	861,704	—	—	—	—	861,704
Balances as of December 31, 2018	$—	79,656	$797	$1,852,173	$6,588,197	$(791,608)	(7,349)	$(215,745)	$6,245	$7,440,059
See accompanying notes to consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2018, 2017 and 2016

	2018	2017	2016
	(In thousands)
Cash flows from operating activities:
Net earnings	$864,855	974,692	933,566
Adjustments to reconcile net earnings to net cash provided by operating activities:
Restructuring	58,991	37,085	38,463
Intangible asset impairment	—	—	47,905
Depreciation and amortization	521,765	446,672	409,467
Deferred income taxes	88,456	(75,591)	(34,009)
Loss on disposal of property, plant and equipment	(205)	4,303	3,932
Stock-based compensation expense	31,382	36,322	35,059
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	13,856	(60,566)	(158,888)
Inventories	(255,391)	(153,245)	(81,923)
Accounts payable and accrued expenses	(69,847)	25,365	85,572
Other assets and prepaid expenses	(79,482)	(52,115)	54,267
Other liabilities	6,964	10,673	11,878
Net cash provided by operating activities	1,181,344	1,193,595	1,345,289
Cash flows from investing activities:
Additions to property, plant and equipment	(794,110)	(905,998)	(672,125)
Acquisitions, net of cash acquired	(568,960)	(250,799)	—
Purchases of short-term investments	(664,133)	(83,904)	—
Redemption of short-term investments	695,000	—	—
Net cash used in investing activities	(1,332,203)	(1,240,701)	(672,125)
Cash flows from financing activities:
Payments on Senior Credit Facilities	(813,182)	(454,637)	(707,129)
Proceeds from Senior Credit Facilities	809,287	447,884	631,807
Payments on Commercial Paper	(16,756,404)	(15,584,017)	(20,210,585)
Proceeds from Commercial Paper	16,988,398	15,761,954	20,301,372
Proceeds from Floating Rate Notes	353,649	357,569	—
Repayment of senior notes	—	—	(645,555)
Payments on asset securitization borrowings	—	(500,000)	—
Payments on acquired debt and other financings	(69,571)	(18,811)	—
Debt issuance costs	(890)	(1,478)	(1,336)
Purchase of redeemable non-controlling and non-controlling interest	(34,944)	—	—
Repurchases of common stock	(274,144)	—	—
Change in outstanding checks in excess of cash	5,753	(3,402)	(1,754)
Shares redeemed for taxes	(9,925)	(13,902)	(13,039)
Proceeds and net tax benefit from stock transactions	2	1,845	4,583
Net cash (used in) provided by financing activities	198,029	(6,995)	(641,636)
Effect of exchange rate changes on cash and cash equivalents	(13,004)	17,320	8,445
Net change in cash and cash equivalents	34,166	(36,781)	39,973
Cash and cash equivalents, beginning of year	84,884	121,665	81,692
Cash and cash equivalents, end of year	$119,050	84,884	121,665

See accompanying notes to consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2018, 2017 and 2016
(In thousands, except per share data)

(1) Summary of Significant Accounting Policies
(a) Basis of Presentation
Mohawk Industries, Inc. (“Mohawk” or the “Company”), a term which includes the Company and its subsidiaries, is a leading global flooring manufacturer that creates products to enhance residential and commercial spaces around the world. The Company's vertically integrated manufacturing and distribution processes provide competitive advantages in the production of carpet, rugs, ceramic tile, laminate, wood, stone, luxury vinyl tile (“LVT”) and vinyl flooring.
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
(b) Cash and Cash Equivalents
The Company considers investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2018, the Company had cash of $119,050 of which $88,100 was held outside the United States. As of December 31, 2017, the Company had cash of $84,884 of which $70,520 was held outside the United States.
(c) Accounts Receivable and Revenue Recognition
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
The Company recognizes revenues when it satisfies performance obligations as evidenced by the transfer of control of the promised goods to customers, when the product is either shipped or received from the Company’s facilities, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods. The Company reviewed all of its revenue product categories under ASC 606 and the only changes identified were that an immaterial amount of revenue from intellectual property (“IP”) contracts results in earlier recognition of revenue, new controls and processes designed to meet the requirements of the standard were implemented, and the required new disclosures are presented in Note 3, Revenue from Contracts with Customers. The adoption of ASC 606 did not have a material impact on the amounts reported in the Company’s consolidated financial position, results of operations or cash flows.
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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

(f) Accounting for Business Combinations
The Company accounts for business combinations under the acquisition method of accounting which requires it to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, the estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s consolidated statements of operations.
(g) Goodwill and Other Intangible Assets
In accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic (“ASC”) 350, Intangibles-Goodwill and Other, the Company tests goodwill and other intangible assets with indefinite lives for impairment on an annual basis on the first day of the fourth quarter (or on an interim basis if an event occurs that might reduce the fair value of the reporting unit below its carrying value). The Company considers the relationship between its market capitalization and its book value, among other factors, when reviewing for indicators of impairment. The goodwill impairment tests are based on determining the fair value of the specified reporting units based on management’s judgments and assumptions using the discounted cash flows and comparable company market valuation approaches. The Company has identified Global Ceramic, Flooring NA, and Flooring ROW as its reporting units for the purposes of allocating goodwill and intangibles as well as assessing impairments. The valuation approaches are subject to key judgments and assumptions that are sensitive to change such as judgments and assumptions about appropriate sales growth rates, operating margins, weighted average cost of capital (“WACC”), and comparable company market multiples.
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
(i) Financial Instruments
The Company’s financial instruments consist primarily of receivables, accounts payable, accrued expenses and long-term debt. The carrying amounts of receivables, accounts payable and accrued expenses approximate their fair value because of the short-term maturity of such instruments. The Company formed a wholly-owned captive insurance company during 2017 that invests in the Company’s commercial paper. These short-term commercial paper investments are classified as trading securities and carried at fair value based upon level two fair value hierarchy. The carrying amount of the Company’s floating rate debt approximates its fair value based upon level two fair value hierarchy. Interest rates that are currently available to the Company for issuance of long-term debt with similar terms and remaining maturities are used to estimate the fair value of the Company’s long-term debt.
(j) Advertising Costs and Vendor Consideration
Advertising and promotion expenses are charged to earnings during the period in which they are incurred. Advertising and promotion expenses included in selling, general, and administrative expenses were $116,854 in 2018, $119,560 in 2017 and $122,148 in 2016.
Vendor consideration, generally cash, is classified as a reduction of net sales, unless specific criteria are met regarding goods or services that the Company may receive in return for this consideration. The Company makes various payments to customers, including rebates, slotting fees, advertising allowances, buy-downs and co-op advertising. All of these payments reduce gross sales with the exception of co-op advertising. Co-op advertising is classified as a selling, general and administrative expense. Co-op advertising expenses, a component of advertising and promotion expenses, were $13,332 in 2018, $10,891 in 2017 and $11,132 in 2016.
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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

(n) Hedges of Net Investments in Non-U.S. Operations

The Company has numerous investments outside the United States. The net assets of these subsidiaries are exposed to changes and volatility in currency exchange rates. The Company uses foreign currency denominated debt to hedge its non-U.S. net investments against adverse movements in exchange rates. The gains and losses on the Company's net investments in its non-U.S. operations are economically offset by losses and gains on its foreign currency borrowings. The Company designated its €500,000 2.00% Senior Notes borrowing as a net investment hedge of a portion of its European operations. For the years ended December 31, 2018, December 31, 2017 and December 31, 2016 the change in the U.S. dollar value of the Company’s euro denominated debt was a decrease of $27,948 ($20,376 net of taxes), an increase of $74,112 ($46,320 net of taxes) and a decrease of $20,644 ($12,902 net of taxes), respectively, which is recorded in the foreign currency translation adjustment component of accumulated other comprehensive income (loss). The increase in the U.S. dollar value of the Company’s debt partially offsets the euro-to-dollar translation of the Company’s net investment in its European operations.
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
Dilutive common stock options are included in the diluted EPS calculation using the treasury stock method. There were no common stock options and unvested restricted shares (units) that were excluded from the diluted EPS computation because the price was greater than the average market price of the common shares for the periods presented for 2018, 2017 and 2016.
Computations of basic and diluted earnings per share are presented in the following table:

	2018	2017	2016
Earnings attributable to Mohawk Industries, Inc.	$861,704	971,638	930,362
Accretion of redeemable noncontrolling interest (a)	(3,892)	(46)	(123)
Net earnings available to common stockholders	$857,812	971,592	930,239

Weighted-average common shares outstanding-basic and diluted:
Weighted-average common shares outstanding - basic	74,413	74,357	74,104
Add weighted-average dilutive potential common shares - options and RSUs to purchase common shares, net	360	482	464
Weighted-average common shares outstanding-diluted	74,773	74,839	74,568
Earnings per share attributable to Mohawk Industries, Inc.
Basic	$11.53	13.07	12.55
Diluted	$11.47	12.98	12.48

(a) Represents the accretion of the Company’s redeemable noncontrolling interest to redemption value. The holder put this option to the Company on December 20, 2018 for $33,884.
(p) Stock-Based Compensation
The Company recognizes compensation expense for all share-based payments granted based on the grant-date fair value estimated in accordance with ASC 718-10, “Stock Compensation”. Compensation expense is generally recognized on a straight-line basis over the awards’ estimated lives for fixed awards with ratable vesting provisions.
(q) Employee Benefit Plans
The Company has a 401(k) retirement savings plan (the “Mohawk Plan”) open to substantially all U.S. and Puerto Rico based employees who have completed 90 days of eligible service. The Company contributes $.50 for every $1.00 of employee contributions up to a maximum of 6% of the employee’s salary based upon each individual participants election. Employee and

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

employer contributions to the Mohawk Plan were $55,796 and $22,689 in 2018, $53,544 and $22,039 in 2017 and $50,542 and $21,002 in 2016, respectively.
The Company also has various pension plans covering employees in Belgium, France, and the Netherlands (the “Non-U.S. Plans”) within the Flooring ROW segment. Benefits under the Non-U.S. Plans depend on compensation and years of service. The Non-U.S. Plans are funded in accordance with local regulations. The Company uses December 31 as the measurement date for its Non-U.S. Plans. The Company’s projected benefit obligation and plan assets as of December 31, 2018 were $63,569 and $54,315, respectively. The Company’s projected benefit obligation and plan assets as of December 31, 2017 were $65,439 and $53,404, respectively. As of December 31, 2018, the funded status of the Non-U.S. Plans was a liability of $9,254 of which $5,092 was recorded in accumulated other comprehensive income, for a net liability of $4,162 recorded in other long-term liabilities within the consolidated balance sheets. As of December 31, 2017, the funded status of the Non-U.S. Plans was a liability of $12,035 of which $6,187 was recorded in accumulated other comprehensive income, for a net liability of $5,848 recorded in other long-term liabilities within the consolidated balance sheets.
(r) Comprehensive Income (Loss)
Comprehensive income (loss) includes foreign currency translation of assets and liabilities of foreign subsidiaries, effects of exchange rate changes on intercompany balances of a long-term nature and pensions. The Company does not provide income taxes on currency translation adjustments, as earnings from foreign subsidiaries are considered to be indefinitely reinvested. The Company presents currency translation adjustments on non-controlling interests separately from currency translation adjustments on controlling interests in accumulated other comprehensive income (loss) within stockholders’ equity.

The changes in accumulated other comprehensive income (loss) by component, net of tax, for years ended December 31, 2018, 2017 and 2016 are as follows:

	Foreign currency translation adjustments	Pensions and post-retirement benefits	Total
Balance as of December 31, 2015	$(788,652)	(4,916)	(793,568)
Current period other comprehensive income (loss) before reclassifications	(36,702)	(2,757)	(39,459)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Balance as of December 31, 2016	(825,354)	(7,673)	(833,027)
Current period other comprehensive income (loss) before reclassifications	277,427	(2,927)	274,500
Amounts reclassified from accumulated other comprehensive income	—	—	—
Balance as of December 31, 2017	(547,927)	(10,600)	(558,527)
Current period other comprehensive income (loss) before reclassifications	(234,175)	1,094	(233,081)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Balance as of December 31, 2018	$(782,102)	(9,506)	(791,608)

(s) Self-Insurance Reserves
The Company is self-insured in the U.S. for various levels of general liability, auto liability, workers’ compensation and employee medical coverage. Insurance reserves are calculated on an undiscounted basis based on actual claim data and estimates of incurred but not reported claims developed utilizing historical claim trends. Projected settlements and incurred but not reported claims are estimated based on pending claims and historical trends and data. Though the Company does not expect them to do so, actual settlements and claims could differ materially from those estimated. Material differences in actual settlements and claims could have an adverse effect on the Company’s results of operations and financial condition.
In the fourth quarter of 2017, the Company formed a wholly-owned captive insurance company, Mohawk Assurance Services, Inc. (“MAS”). MAS insures the retained portion of the Company’s U.S. workers’ compensation, automobile liability and general liability exposures. The Company funded MAS with an initial cash contribution of $16,876 as a contribution to equity and $67,391 as the net present value of premiums owed by the Company for the insurance provided by MAS. MAS began providing coverage to the Company as of December 22, 2017. MAS had investments of $53,000 and $83,904 in the Company’s commercial paper as of December 31, 2018 and 2017, respectively.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

(t) Fiscal Year
The Company ends its fiscal year on December 31. Each of the first three quarters in the fiscal year ends on the Saturday nearest the calendar quarter end with a thirteen week fiscal quarter.
(u) Recent Accounting Pronouncements

- Effective in Future Years

In February 2016, the FASB issued ASU 2016-02, Leases. The amendments create Topic 842, Leases, and supersede the requirements in Topic 840, Leases. Topic 842 specifies the accounting for leases. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. The guidance in this update is effective for annual reporting periods beginning after December 15, 2018 including interim periods within that reporting period. Early adoption is permitted.

In July 2018, the FASB issued ASU 2018-11, Targeted Improvements, which allows for a new, optional transition method where the effective date also acts as the date of initial application on transition. Under this option, the comparative periods would continue to apply the legacy guidance in ASC 840, including the disclosure requirements, and a cumulative effect adjustment would be recognized in the period of adoption rather than the earliest period presented. Under this transition option, comparative reporting would not be required and the provisions of the standard would be applied prospectively to leases in effect at the date of adoption.

The Company plans to adopt the provisions of this Topic 842 at the beginning of fiscal year 2019 using a modified retrospective approach through a cumulative effect adjustment to “Retained earnings” as of the beginning of the period of adoption in line with the new transition method allowed under ASU 2018-11. Topic 842 provides a number of optional practical expedients in transition. The Company expects to elect the “package of practical expedients” which permits the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company does not expect to elect the use-of-hindsight and will elect the practical expedient pertaining to land easements. The new standard also provides practical expedients for an entity’s ongoing accounting for leases. The Company currently expects to elect the short-term lease exemption for all leases that qualify, meaning the Company will not recognize ROU assets or lease liabilities for leases with terms shorter than twelve months. The Company also currently expects to elect the practical expedient to not separate lease and non-lease components for a majority of its asset classes, including real estate and equipment.

The Company expects the adoption of this guidance to have a material impact on its Consolidated Balance Sheet due to the recognition of lease liabilities and related right-of-use assets in excess of $300,000 to $350,000. The Company does not expect adoption to materially affect its Consolidated Statement of Operations nor its Consolidated Statement of Cash Flows. The Company is working to complete the design of new controls and processes to meet both the quantitative and disclosure requirements of Topic 842 upon adoption. The Company may identify additional impacts this guidance will have on its consolidated financial statements and disclosures. The Company does not expect material changes in its leasing activities in conjunction with the adoption of Topic 842.

In January 2017, the FASB also issued ASU 2017-04, Intangibles - Goodwill and other (Topic 350): Simplifying the test for goodwill impairment. The amendments remove the second step of the current goodwill impairment test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. This guidance is effective for impairment tests in fiscal years beginning after December 15, 2019.

- Recently Adopted

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. This update changes the measurement principle for inventory for entities using FIFO or average cost from the lower of cost or market to lower of cost and net realizable value. Entities that measure inventory using LIFO or the retail inventory method are not affected. This update will more closely align the accounting for inventory under U.S. GAAP with IFRS. The Company currently accounts for inventory

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

using the FIFO method. The Company adopted the provisions of this update at the beginning of fiscal year 2017. This update did not have a material impact on the Company’s consolidated financial statements.

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

Substantially all of the Company’s revenue continues to be recognized at a point in time when the product is either shipped or received from the Company’s facilities and control of the product is transferred to the customer. The Company reviewed all of its revenue product categories under ASC 606 and the only changes identified were that an immaterial amount of revenue from intellectual property (“IP”) contracts results in earlier recognition of revenue, new controls and processes designed to meet the requirements of the standard were implemented, and the required new disclosures are presented in Note 3, Revenue from Contracts with Customers. The adoption of ASC 606 did not have a material impact on the amounts reported in the Company’s consolidated financial position, results of operations or cash flows.

On January 1, 2018, the Company adopted the new accounting standard, ASU 2016-15, Statement of Cash Flows (Topic 230). The effect of adopting the new standard was not material.

On January 1, 2018, the Company adopted the new accounting standard, ASU 2017-01, Business Combinations (Topic 805): Clarifying the definition of a business. The effect of adopting the new standard was not material.

(2) Acquisitions

2018 Acquisitions

On November 16, 2018, the Company completed its purchase of Eliane S/A Revestimentos Ceramicos (“Eliane”), one of the largest ceramic tile companies in Brazil. Pursuant to the purchase agreement, the Company (i) acquired the entire issued share capital of Eliane and (ii) acquired $99,037 of indebtedness of Eliane, with total cash consideration paid of $148,741, including cash held in escrow of $5,285. The Company’s acquisition of Eliane resulted in preliminary allocations of goodwill of $19,821, indefinite-lived tradename intangible assets of $33,111 and intangible assets subject to amortization of $3,726. The goodwill is expected to be deductible for tax purposes. The purchase price allocation is preliminary until the Company obtains final information regarding these fair values. Eliane’s results of operations have been included in the consolidated financial statements since the date of acquisition in the Global Ceramic reporting segment. The results of Eliane’s operations are not material to the Company’s condensed consolidated results of operations.

On July 2, 2018, the Company completed its acquisition of Godfrey Hirst Group, the leading flooring company in Australia and New Zealand, further extending Mohawk’s global position. The total value of the acquisition was $400,894. The Company’s acquisition of Godfrey Hirst Group resulted in preliminary allocations of goodwill of $87,043, indefinite-lived tradename intangible assets of $58,671 and intangible assets subject to amortization of $43,635. The goodwill is not expected to be deductible for tax purposes. The factors contributing to the recognition of the amount of goodwill include product, sales and manufacturing synergies. The Godfrey Hirst Group’s results have been included in the condensed consolidated financial statements since the date of acquisition in the Flooring NA and Flooring ROW segments. The results of Godfrey Hirst Group’s operations are not material to the Company’s condensed consolidated results of operations.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

During the first quarter of 2018, the Company completed the acquisition of three businesses in the Flooring ROW segment for $24,610, resulting in a preliminary goodwill allocation of $12,874 and intangibles subject to amortization of $7.

2017 Acquisitions

Emil

On April 4, 2017, the Company completed its purchase of Emilceramica S.r.l (“Emil”), a ceramic company in Italy. The total value of the acquisition was $186,099. The Emil acquisition enhanced the Company’s cost position and strengthen its combined brand and distribution in Europe. The acquisition’s results and purchase price allocation are included in the consolidated financial statements since the date of the acquisition. The Company’s acquisition of Emil resulted in a goodwill allocation of $59,491, indefinite-lived tradename intangible asset of $16,196 and an intangible asset subject to amortization of $2,348. The goodwill is not expected to be deductible for tax purposes. The factors contributing to the recognition of the amount of goodwill include product, sales and manufacturing synergies. The Emil results are reflected in the Global Ceramic segment and the results of Emil’s operations are not material to the Company’s consolidated results of operations.

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

(3) Revenue from Contracts with Customers

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

Contract liabilities

The Company historically records contract liabilities when it receives payment prior to fulfilling a performance obligation. Contract liabilities related to revenues are recorded in accounts payable and accrued expenses on the accompanying condensed consolidating balance sheets. The Company had contract liabilities of $34,486 and $29,124 as of December 31, 2018 and January 1, 2018, respectively.

Performance obligations

Substantially all of the Company’s revenue is recognized at a point in time when the product is either shipped or received from the Company's facilities and control of the product is transferred to the customer.  Accordingly, in any period, the Company does not recognize a significant amount of revenue from performance obligations satisfied or partially satisfied in prior periods and the amount of such revenue recognized during the years ended December 31, 2018, 2017, and 2016 was immaterial.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

Costs to obtain a contract

The Company historically incurs certain incremental costs to obtain revenue contracts. These costs relate to marketing display structures and are capitalized when the amortization period is greater than one year, with the amount recorded in other assets on the accompanying condensed consolidated balance sheets. Capitalized costs to obtain contracts were $57,840 and $43,259 as of December 31, 2018 and January 1, 2018, respectively. Amortization expense recognized during 2018 related to these capitalized costs was $55,588.
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

Revenue disaggregation

The following table presents the Company’s segment revenues disaggregated by the geographical market location of customer sales and product categories during the years ended December 31, 2018, 2017 and 2016, respectively:

December 31, 2018	Global Ceramic segment	Flooring NA segment	Flooring ROW segment	Intersegment sales	Total
Geographical Markets
United States	$2,251,233	3,851,267	1,289	—	6,103,789
Europe	714,315	6,487	1,861,890	—	2,582,692
Russia	245,867	2	103,351	—	349,220
Other	341,441	171,392	435,100	—	947,933
Total	$3,552,856	4,029,148	2,401,630	—	9,983,634

Product Categories
Ceramic & Stone	$3,552,856	68,337	—	—	3,621,193
Carpet & Resilient	—	3,258,029	645,669	—	3,903,698
Laminate & Wood	—	702,782	850,250	—	1,553,032
Other (1)	—	—	905,711	—	905,711
Total	$3,552,856	4,029,148	2,401,630	—	9,983,634

December 31, 2017	Global Ceramic segment	Flooring NA segment	Flooring ROW segment	Intersegment sales	Total
Geographical Markets
United States	$2,223,998	3,809,211	2,111	(120)	6,035,200
Europe	645,341	19,100	1,698,628	—	2,363,069
Russia	235,043	(1)	91,033	—	326,075
Other	300,718	182,548	283,680	—	766,946
Total	$3,405,100	4,010,858	2,075,452	(120)	9,491,290

Product Categories
Ceramic & Stone	$3,405,100	80,145	—	—	3,485,245
Carpet & Resilient	—	3,219,971	435,931	—	3,655,902
Laminate & Wood	—	710,742	808,675	—	1,519,417
Other (1)	—	—	830,846	(120)	830,726
Total	$3,405,100	4,010,858	2,075,452	(120)	9,491,290

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

December 31, 2016	Global Ceramic segment	Flooring NA segment	Flooring ROW segment	Intersegment sales	Total
Geographical Markets
United States	$2,168,693	3,670,153	3,319	—	5,842,165
Europe	533,339	15,628	1,565,005	—	2,113,972
Russia	180,420	12	75,304	—	255,736
Other	292,254	179,953	275,007	—	747,214
Total	$3,174,706	3,865,746	1,918,635	—	8,959,087

Product Categories
Ceramic & Stone	$3,174,706	83,431	—	—	3,258,137
Carpet & Resilient	—	3,042,729	370,117	—	3,412,846
Laminate & Wood	—	739,586	754,409	—	1,493,995
Other (1)	—	—	794,109	—	794,109
Total	$3,174,706	3,865,746	1,918,635	—	8,959,087

(1) Other includes roofing elements, insulation boards, chipboards and IP contracts.

(4) Restructuring, Acquisition and Integration-Related Costs

The Company incurs costs in connection with acquiring, integrating and restructuring acquisitions and in connection with its global cost-reduction/productivity initiatives. For example:

•
In connection with acquisition activity, the Company typically incurs costs associated with executing the transactions, integrating the acquired operations (which may include expenditures for consulting and the integration of systems and processes), and restructuring the combined company (which may include charges related to employees, assets and activities that will not continue in the combined company); and

•
In connection with the Company’s cost-reduction/productivity initiatives, it typically incurs costs and charges associated with site closings and other facility rationalization actions including accelerated depreciation and workforce reductions.

Restructuring, acquisition transaction and integration-related costs consisted of the following during the year ended December 31, 2018, 2017 and 2016, respectively (in thousands):

	2018	2017	2016
Cost of sales
Restructuring costs	$43,733	33,109	33,582
Acquisition integration-related costs	3,330	2,916	4,722
Restructuring and integration-related costs	$47,063	36,025	38,304

Selling, general and administrative expenses
Restructuring costs	$15,259	3,976	4,881
Acquisition transaction-related costs	4,977	2,751	—
Acquisition integration-related costs	11,351	6,188	7,438
Restructuring, acquisition and integration-related costs	$31,587	12,915	12,319

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

The restructuring activity for the years ended December 31, 2018 and 2017, respectively is as follows (in thousands):

	Lease impairments	Asset write-downs	Severance	Other restructuring costs	Total
Balance as of December 31, 2016	$—	—	5,183	6,243	11,426
Provision - Global Ceramic segment	492	—	1,082	(32)	1,542
Provision - Flooring NA segment	316	6,849	2,500	22,131	31,796
Provision - Flooring ROW segment	—	650	1,518	1,465	3,633
Provision - Corporate	—	—	—	114	114
Cash payments	(449)	(190)	(9,469)	(29,725)	(39,833)
Non-cash items	—	(7,309)	(230)	(44)	(7,583)
Balance as of December 31, 2017	359	—	584	152	1,095
Provision - Global Ceramic segment	528	1,131	7,113	337	9,109
Provision - Flooring NA segment	236	2,940	4,985	33,807	41,968
Provision - Flooring ROW segment	—	—	4,741	(104)	4,637
Provision - Corporate	—	—	3,278	—	3,278
Cash payments	(726)	—	(12,605)	(30,385)	(43,716)
Non-cash items	—	(4,071)	(230)	(3,557)	(7,858)
Balance as of December 31, 2018	$397	—	7,866	250	8,513

The Company expects the remaining severance and other restructuring costs to be paid over the next year.

(5) Receivables

	December 31, 2018	December 31, 2017
Customers, trade	$1,562,284	1,538,348
Income tax receivable	17,217	9,835
Other	101,376	96,079
	1,680,877	1,644,262
Less allowance for discounts, returns, claims and doubtful accounts	74,718	86,103
Receivables, net	$1,606,159	1,558,159
The following table reflects the activity of allowances for discounts, returns, claims and doubtful accounts for the years ended December 31:

	Balance at beginning of year	Acquisitions	Additions charged to net sales or costs and expenses	Deductions(1)	Balance at end of year
2016	$78,947	—	296,419	297,031	78,335
2017	78,335	6,510	308,507	307,249	86,103
2018	86,103	4,240	317,716	333,341	74,718

(1)	Represents charge-offs, net of recoveries.

(6) Inventories
The components of inventories are as follows:

	December 31, 2018	December 31, 2017
Finished goods	$1,582,112	1,326,038
Work in process	165,616	159,921
Raw materials	539,887	462,704
Total inventories	$2,287,615	1,948,663

(7) Goodwill and Other Intangible Assets
The Company conducted its annual impairment assessment on the first day of the fourth quarter of 2018 and determined the fair values of its reporting units and trademarks exceeded their carrying values. As a result, no impairment was indicated.
The following table summarizes the components of intangible assets:
Goodwill:

	Global Ceramic	Flooring NA	Flooring ROW	Total
Balances as of December 31, 2016
Goodwill	$1,482,226	869,764	1,249,861	3,601,851
Accumulated impairments losses	(531,930)	(343,054)	(452,441)	(1,327,425)
	950,296	526,710	797,420	2,274,426
Goodwill recognized during the year	60,493	—	—	60,493
Currency translation during the year	25,153	—	111,387	136,540
Balances as of December 31, 2017
Goodwill	1,567,872	869,764	1,361,248	3,798,884
Accumulated impairments losses	(531,930)	(343,054)	(452,441)	(1,327,425)
	1,035,942	526,710	908,807	2,471,459
Goodwill recognized during the year	19,821	4,434	95,483	119,738
Currency translation during the year	(22,706)	—	(47,525)	(70,231)
Balances as of December 31, 2018
Goodwill	1,564,987	874,198	1,409,206	3,848,391
Accumulated impairments losses	(531,930)	(343,054)	(452,441)	(1,327,425)
	$1,033,057	531,144	956,765	2,520,966

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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

Tradenames
Indefinite life assets not subject to amortization:
Balance as of December 31, 2016	$580,147
Intangible assets acquired during the year	16,196
Intangible assets impaired during the year	—
Currency translation during the year	47,865
Balance as of December 31, 2017	644,208
Intangible assets acquired during the year	91,782
Intangible assets impaired during the year	—
Currency translation during the year	(28,610)
Balance as of December 31, 2018	$707,380

	Customer relationships	Patents	Other	Total
Intangible assets subject to amortization:
Balances as of December 31, 2016	$235,704	13,424	5,331	254,459
Intangible assets acquired during the year	3,175	—	—	3,175
Amortization during the year	(26,602)	(7,543)	(134)	(34,279)
Currency translation during the year	22,558	1,180	466	24,204
Balances as of December 31, 2017	234,835	7,061	5,663	247,559
Intangible assets acquired during the year	47,361	—	7	47,368
Amortization during the year	(28,389)	(2,272)	(84)	(30,745)
Currency translation during the year	(9,179)	(294)	(279)	(9,752)
Balances as of December 31, 2018	$244,628	4,495	5,307	254,430

	December 31, 2018
	Cost	Acquisitions	Currency translation	Accumulated amortization	Net Value
Customer Relationships	$625,263	47,361	(21,610)	406,386	244,628
Patents	266,969	—	(12,486)	249,988	4,495
Other	6,825	7	(298)	1,227	5,307
Total	$899,057	47,368	(34,394)	657,601	254,430

	December 31, 2017
	Cost	Acquisitions	Currency translation	Accumulated amortization	Net Value
Customer Relationships	$569,980	3,175	52,108	390,428	234,835
Patents	234,022	—	32,947	259,908	7,061
Other	6,330	—	495	1,162	5,663
Total	$810,332	3,175	85,550	651,498	247,559

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

	Years Ended December 31,
	2018	2017	2016
Amortization expense	$30,745	34,279	39,545

Estimated amortization expense for the years ending December 31 are as follows:

2019	$28,213
2020	28,213
2021	28,021
2022	26,190
2023	24,558

(8) Property, Plant and Equipment
Following is a summary of property, plant and equipment:

	December 31, 2018	December 31, 2017
Land	$407,780	385,027
Buildings and improvements	1,584,240	1,413,877
Machinery and equipment	5,334,060	4,603,911
Furniture and fixtures	230,644	211,730
Leasehold improvements	94,683	78,803
Construction in progress	575,667	792,936
	8,227,074	7,486,284
Less accumulated depreciation and amortization	3,527,172	3,215,494
Net property, plant and equipment	$4,699,902	4,270,790
Additions to property, plant and equipment included capitalized interest of $10,684, $8,543 and $5,608 in 2018, 2017 and 2016, respectively. Depreciation expense was $487,411, $408,646 and $366,233 for 2018, 2017 and 2016, respectively. Included in property, plant and equipment are capital leases with a cost of $7,106 and $5,984 and accumulated depreciation of $2,333 and $2,071 as of December 31, 2018 and 2017, respectively.

(9) Long-Term Debt

Senior Credit Facility

On March 26, 2015, the Company amended and restated its 2013 senior credit facility increasing its size from $1,000,000 to $1,800,000 and extending the maturity from September 25, 2018 to March 26, 2020 (as amended and restated, the “2015 Senior Credit Facility”). The 2015 Senior Credit Facility eliminated certain provisions in the 2013 Senior Credit Facility, including those that: (a) accelerated the maturity date to 90 days prior to the maturity of senior notes due in January 2016 if certain specified liquidity levels were not met; and (b) required that certain subsidiaries guarantee the Company’s obligations if the Company’s credit ratings fell below investment grade. The 2015 Senior Credit Facility also modified certain negative covenants to provide the Company with additional flexibility, including flexibility to make acquisitions and incur additional indebtedness. On March 1, 2016, the Company amended the 2015 Senior Credit Facility to, among other things, carve out from the general limitation on subsidiary indebtedness the issuance of Euro-denominated commercial paper notes by subsidiaries. Additionally, at several points in 2016, the Company extended the maturity date of the 2015 Senior Credit Facility from March 26, 2020 to March 26, 2021. In the first half of 2017, the Company amended the 2015 Senior Credit Facility to extend the maturity date from March 26, 2021 to March 26, 2022.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

At the Company's election, revolving loans under the 2015 Senior Credit Facility bear interest at annual rates equal to either (a) LIBOR for 1, 2, 3 or 6 month periods, as selected by the Company, plus an applicable margin ranging between 1.00% and 1.75% (1.125% as of December 31, 2018), or (b) the higher of the Wells Fargo Bank, National Association prime rate, the Federal Funds rate plus 0.5%, or the Eurocurrency Rate (as defined in the 2015 Senior Credit Facility) rate plus 1.0%, plus an applicable margin ranging between 0.00% and 0.75% (0.125% as of December 31, 2018). The Company also pays a commitment fee to the lenders under the 2015 Senior Credit Facility on the average amount by which the aggregate commitments of the lenders exceed utilization of the 2015 Senior Credit Facility ranging from 0.10% to 0.225% per annum (0.125% as of December 31, 2018). The applicable margins and the commitment fee are determined based on whichever of the Company’s Consolidated Net Leverage Ratio or its senior unsecured debt rating (or if not available, corporate family rating) results in the lower applicable margins and commitment fee (with applicable margins and the commitment fee increasing as that ratio increases or those ratings decline, as applicable).

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

In 2017, the Company paid financing costs of $567 in connection with the extension of its 2015 Senior Credit Facility from March 26, 2021 to March 26, 2022. These costs were deferred and, along with unamortized costs of $6,873 are being amortized over the term of the 2015 Senior Credit Facility.

As of December 31, 2018, amounts utilized under the 2015 Senior Credit Facility included $57,896 of borrowings and $54,591 of standby letters of credit related to various insurance contracts and foreign vendor commitments. The outstanding borrowings of $1,339,843 under the Company’s U.S. and European commercial paper programs as of December 31, 2018 reduce the availability of the 2015 Senior Credit Facility. Including commercial paper borrowings, the Company has utilized $1,452,330 under the 2015 Senior Credit Facility resulting in a total of $347,670 available as of December 31, 2018.

Commercial Paper

On February 28, 2014 and July 31, 2015, the Company established programs for the issuance of unsecured commercial paper in the United States and Eurozone capital markets, respectively. Commercial paper issued under the U.S. and European programs will have maturities ranging up to 397 and 183 days, respectively. None of the commercial paper notes may be voluntarily prepaid or redeemed by the Company and all rank pari passu with all of the Company’s other unsecured and unsubordinated indebtedness. To the extent that the Company issues European commercial paper notes through a subsidiary of the Company, the notes will be fully and unconditionally guaranteed by the Company.

The Company uses its 2015 Senior Credit Facility as a liquidity backstop for its commercial paper programs. Accordingly, the total amount outstanding under all of the Company's commercial paper programs may not exceed $1,800,000 (less any amounts drawn on the 2015 Senior Credit Facility) at any time.

The proceeds from the issuance of commercial paper notes will be available for general corporate purposes. As of December 31, 2018 there was $632,668 outstanding under the U.S. commercial paper program, and the euro equivalent of $707,175 under the European program. The weighted-average interest rate and maturity period for the U.S. program were 2.98% and 27.64 days, respectively. The weighted-average interest rate and maturity period for the European program were (0.21)% and 28.61 days, respectively.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

Senior Notes

On May 18, 2018, Mohawk Capital Finance S.A. (“Mohawk Finance”), an indirect wholly-owned finance subsidiary of the Company, completed the issuance and sale of €300,000 aggregate principal amount of its Floating Rate Notes due May 18, 2020 (“2020 Floating Rate Notes”). The 2020 Floating Rate Notes are senior unsecured obligations of Mohawk Finance and rank pari passu with all of Mohawk Finance’s other existing and future senior unsecured indebtedness. The 2020 Floating Rate Notes are fully, unconditionally and irrevocably guaranteed by the Company on a senior unsecured basis. These notes bear interest at a rate per annum, reset quarterly, equal to three-month EURIBOR plus 0.3% (but in no event shall the interest rate be less than zero). Interest on the 2020 Floating Rate Notes is payable quarterly on August 18, November 18, February 18, and May 18 of each year. Mohawk Finance paid financing costs of $890 in connection with the 2020 Floating Rate Notes. These costs were deferred and are being amortized over the term of the 2020 Floating Rate Notes.

On September 11, 2017, Mohawk Finance completed the issuance and sale of €300,000 aggregate principal amount of its Floating Rate Notes due September 11, 2019 (“2019 Floating Rate Notes”). The 2019 Floating Rate Notes are senior unsecured obligations of Mohawk Finance and rank pari passu with all of Mohawk Finance’s other existing and future senior unsecured indebtedness. The 2019 Floating Rate Notes are fully, unconditionally and irrevocably guaranteed by the Company on a senior unsecured basis. These notes bear interest at a rate per annum, reset quarterly, equal to three-month EURIBOR plus 0.3% (but in no event shall the interest rate be less than zero). Interest on the 2019 Floating Rate Notes is payable quarterly on September 11, December 11, March 11, and June 11 of each year. Mohawk Finance paid financing costs of $911 in connection with the 2019 Floating Rate Notes. These costs were deferred and are being amortized over the term of the Floating Rate Notes.

On June 9, 2015, the Company issued €500,000 aggregate principal amount of 2.00% Senior Notes (“2.00% Senior Notes”) due January 14, 2022. The 2.00% Senior Notes are senior unsecured obligations of the Company and rank pari passu with all of the Company’s existing and future unsecured indebtedness. Interest on the 2.00% Senior Notes is payable annually in cash on January 14 of each year, commencing on January 14, 2016. The Company paid financing costs of $4,218 in connection with the 2.00% Senior Notes. These costs were deferred and are being amortized over the term of the 2.00% Senior Notes.

On January 31, 2013, the Company issued $600,000 aggregate principal amount of 3.85% Senior Notes (“3.85% Senior Notes”) due February 1, 2023. The 3.85% Senior Notes are senior unsecured obligations of the Company and rank pari passu with all of the Company’s existing and future unsecured indebtedness. Interest on the 3.85% Senior Notes is payable semi-annually in cash on February 1 and August 1 of each year. The Company paid financing costs of $6,000 in connection with the 3.85% Senior Notes. These costs were deferred and are being amortized over the term of the 3.85% Senior Notes.

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

As defined in the related agreements, the Company’s senior notes contain covenants, representations and warranties and events of default, subject to exceptions, and restrictions on the Company’s financial and business operations, including limitations on liens, restrictions on entering into sale and leaseback transactions, fundamental changes, and a provision allowing the holder of the notes to require repayment upon a change of control triggering event.

Accounts Receivable Securitization

On December 19, 2012, the Company entered into a three-year on-balance sheet trade accounts receivable securitization agreement (the “Securitization Facility”). On September 11, 2014, the Company made certain modifications to its Securitization Facility, which modifications, among other things, increased the aggregate borrowings available under the facility from $300,000 to $500,000 and decreased the interest margins on certain borrowings. Amounts borrowed under the Securitization Facility bore interest at LIBOR plus an applicable margin of 0.70% per annum and the borrower paid a commitment fee at a per annum rate of 0.30% on the unused amount of each lender’s commitment. On December 10, 2015, the Company extended the termination date to December 19, 2016, and on December 13, 2016, the Company extended the termination date to December 19, 2017. The Company paid financing costs of $250 in connection with the second extension. These costs were deferred and amortized over the term of the Securitization Facility. The Securitization Facility expired in accordance with its terms on December 19, 2017.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

The fair values and carrying values of the Company’s debt instruments are detailed as follows:

	December 31, 2018		December 31, 2017
	Fair Value	Carrying Value	Fair Value	Carrying Value
3.85% senior notes, payable February 1, 2023; interest payable semiannually	$599,904	600,000	622,752	600,000
Floating Rate Notes, payable May 18, 2020; interest payable quarterly	343,004	343,289	—	—
2.00% senior notes, payable January 14, 2022; interest payable annually	587,487	572,148	634,193	600,096
Floating Rate Notes, payable September 11, 2019, interest payable quarterly	343,560	343,289	360,807	360,058
U.S. commercial paper	632,668	632,668	228,500	228,500
European commercial paper	707,175	707,175	912,146	912,146
Five-year senior secured credit facility, due March 26, 2022	57,896	57,896	62,104	62,104
Capital leases and other	6,664	6,664	6,934	6,934
Unamortized debt issuance costs	(5,155)	(5,155)	(6,260)	(6,260)
Total debt	3,273,203	3,257,974	2,821,176	2,763,578
Less current portion of long term debt and commercial paper	1,742,373	1,742,373	1,203,683	1,203,683
Long-term debt, less current portion	$1,530,830	1,515,601	1,617,493	1,559,895

The fair values of the Company’s debt instruments were estimated using market observable inputs, including quoted prices in active markets, market indices and interest rate measurements. Within the hierarchy of fair value measurements, these are Level 2 fair values.

The aggregate maturities of total debt as of December 31, 2018 are as follows:

2019	$1,742,373
2020	344,323
2021	617
2022	572,568
2023	600,420
Thereafter	2,828
$3,263,129

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

(10) Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses are as follows:

	December 31, 2018	December 31, 2017
Outstanding checks in excess of cash	$14,624	8,879
Accounts payable, trade	811,879	810,034
Accrued expenses	430,431	363,919
Product warranties	47,511	39,035
Accrued interest	21,908	22,363
Accrued compensation and benefits	197,513	207,442
Total accounts payable and accrued expenses	$1,523,866	1,451,672

(11) Stock-Based Compensation

The Company recognizes compensation expense for all share-based payments granted for the years ended December 31, 2018, 2017 and 2016 based on the grant-date fair value estimated in accordance with the provisions of ASC 718-10. Compensation expense is recognized on a straight-line basis over the options’ or other awards’ estimated lives for fixed awards with ratable vesting provisions.

Under the Company’s 2012 Incentive Plan (“2012 Plan”), the Company reserved up to a maximum of 3,200 shares of common stock for issuance upon the grant or exercise of stock options, restricted stock, restricted stock units (“RSUs”) and other types of awards, to directors and key employees through December 31, 2022. Option awards are granted with an exercise price equal to the market price of the Company’s common stock on the date of the grant and generally vest between three and five years with a 10-year contractual term. The grant date fair value of restricted stock and RSUs is equal to the market price of the Company’s common stock on the date of the grant and generally vest between three and five years.

On May 19, 2017, the Company’s stockholders approved the 2017 Long-Term Incentive Plan (“2017 Plan”), which allows the Company to reserve up to a maximum of 3,000 shares of common stock for issuance upon the grant or exercise of awards under the 2017 Plan. No additional awards may be granted under the 2012 Plan after May 19, 2017.

Stock Option Plans
Additional information relating to the Company’s stock option plans follows:

	2018	2017	2016
Options outstanding at beginning of year	63	91	169
Options exercised	—	(28)	(78)
Options forfeited and expired	—	—	—
Options outstanding at end of year	63	63	91
Options exercisable at end of year	63	63	90
Option prices per share:
Options exercised during the year	$—	57.34-66.14	28.37-93.65
Options forfeited and expired during the year	$—	—	—
Options outstanding at end of year	57.34-66.14	57.34-66.14	57.34-66.14
Options exercisable at end of year	57.34-66.14	57.34-66.14	57.34-66.14
During 2018, 2017 and 2016, a total of 1 shares were awarded each year to certain non-employee directors in lieu of cash for their annual retainers.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

A summary of the Company’s options under it’s long-term incentive plans as of December 31, 2018, and changes during the year then ended is presented as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Options outstanding, December 31, 2017	63	$62.86
Granted	—	—
Exercised	—	—
Forfeited and expired	—	—
Options outstanding, December 31, 2018	63	$62.86	2.8	$3,415
Vested and expected to vest as of December 31, 2018	63	$62.86	2.8	$3,415
Exercisable as of December 31, 2018	63	$62.86	2.8	$3,415
The Company has not granted options since the year ended December 31, 2012. The total intrinsic value of options exercised during the years ended December 31, 2018, 2017, and 2016 was $0, $5,005 and $10,571, respectively. Total compensation expense recognized for the years ended December 31, 2018, 2017 and 2016 was $0 ($0, net of tax), $6 ($4, net of tax) and $40 ($24, net of tax), respectively, which was allocated to selling, general and administrative expenses. The remaining unamortized expense for non-vested compensation expense as of December 31, 2018 was $0.
The following table summarizes information about the Company’s stock options outstanding as of December 31, 2018:

	Outstanding			Exercisable
Exercise price range	Number of shares	Average life	Average price	Number of shares	Average price
$57.34-$57.34	23	2.15	57.34	23	57.34
$66.14-$66.14	40	3.14	66.14	40	66.14
Total	63	2.77	$62.86	63	$62.86

Restricted Stock Plans
A summary of the Company’s RSUs under the Company’s long-term incentive plans as of December 31, 2018, and changes during the year then ended is presented as follows:

	Shares	Weighted average grant date fair value	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Restricted Stock Units outstanding, December 31, 2017	555	$147.28
Granted	136	231.25
Released	(235)	156.56
Forfeited	(10)	211.16
Restricted Stock Units outstanding, December 31, 2018	446	$166.56	1.1	$51,501
Expected to vest as of December 31, 2018	440		1.1	$50,746
The Company recognized stock-based compensation costs related to the issuance of RSUs of $31,382 ($24,436, net of taxes), $36,316 ($22,037, net of taxes) and $35,019 ($21,250, net of taxes) for the years ended December 31, 2018, 2017 and 2016, respectively, which has been allocated to selling, general and administrative expenses. Pre-tax unrecognized compensation expense for unvested RSUs granted to employees, net of estimated forfeitures, was $20,834 as of December 31, 2018, and will be recognized as expense over a weighted-average period of approximately 1.26 years.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

Additional information relating to the Company’s RSUs under the Company’s long-term incentive plans are as follows:

	2018	2017	2016
Restricted Stock Units outstanding, January 1	555	695	750
Granted	136	154	187
Released	(235)	(284)	(226)
Forfeited	(10)	(10)	(16)
Restricted Stock Units outstanding, December 31	446	555	695
Expected to vest as of December 31	440	546	682

(12) Other Expense (Income)
Following is a summary of other expense (income):

	2018	2017	2016
Foreign currency losses	$9,613	8,395	1,099
Release of indemnification asset	4,606	4,459	5,371
All other, net	(6,921)	(7,649)	(8,199)
Total other expense (income)	$7,298	5,205	(1,729)

(13) Income Taxes
Following is a summary of earnings before income taxes for United States and foreign operations:

	2018	2017	2016
United States	$387,564	754,562	627,567
Foreign	661,637	563,295	613,558
Earnings before income taxes	$1,049,201	1,317,857	1,241,125
Income tax expense (benefit) for the years ended December 31, 2018, 2017 and 2016 consists of the following:

	2018	2017	2016
Current income taxes:
U.S. federal	$22,700	327,697	247,917
State and local	14,521	17,811	31,939
Foreign	58,669	73,248	61,712
Total current	95,890	418,756	341,568
Deferred income taxes:
U.S. federal	54,983	(17,419)	(16,167)
State and local	19,076	(3,046)	(22,115)
Foreign	14,397	(55,126)	4,273
Total deferred	88,456	(75,591)	(34,009)
Total	$184,346	343,165	307,559
The geographic dispersion of earnings and losses contributes to the annual changes in the Company’s effective tax rates. Approximately 37% of the Company’s current year earnings before income taxes was generated in the United States at a combined federal and state effective tax rate that is higher than the Company’s overall effective tax rate. The Company is also subject to taxation in other jurisdictions where it has operations, including Australia, Belgium, Brazil, Bulgaria, France, Ireland, Italy, Luxembourg, Malaysia, Mexico, the Netherlands, New Zealand, Poland, Russia, Spain, the U.K. and the Ukraine. The effective tax rates that the Company accrues in these jurisdictions vary widely, but they are generally lower than the Company’s overall

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

effective tax rate. The Company’s domestic effective tax rates for the years ended December 31, 2018, 2017 and 2016 were 28.7%, 43.1%, and 38.5%, respectively, and its non-U.S. effective tax rates for the years ended December 31, 2018, 2017 and 2016 were 11.0%, 3.2%, and 10.8%, respectively. The difference in rates applicable in foreign jurisdictions results from a number of factors, including lower statutory rates, historical loss carry-forwards, financing arrangements, and other factors. The Company’s effective tax rate has been and will continue to be impacted by the geographical dispersion of the Company’s earnings and losses. To the extent that domestic earnings increase while the foreign earnings remain flat or decrease, or increase at a lower rate, the Company’s effective tax rate will increase.
Income tax expense (benefit) attributable to earnings before income taxes differs from the amounts computed by applying the U.S. statutory federal income tax rate to earnings before income taxes as follows:

	2018	2017	2016
Income taxes at statutory rate	$220,332	461,250	434,394
State and local income taxes, net of federal income tax benefit	22,315	10,133	6,298
Foreign income taxes(a)	(39,915)	(113,520)	(111,217)
Change in valuation allowance	2,472	10,008	(21,106)
Manufacturing deduction	—	(11,911)	(15,186)
2017 revaluation of deferred tax assets and liabilities (b)	—	(150,546)	—
Transition Tax	28,201	105,165	—
Transition tax planning initiatives	(18,706)	14,825	3,881
Tax contingencies and audit settlements, net	(31,874)	23,097	2,496
Other, net	1,521	(5,336)	7,999
	$184,346	343,165	307,559
(a) Foreign income taxes includes statutory rate differences, financing arrangements, withholding taxes, local income taxes, notional deductions, and other miscellaneous items. The significant decrease in foreign income taxes for 2018 is primarily due to the impact of the U.S. statutory rate reduction from 35% to 21% as a result of the Tax Cuts and Jobs Act (“TCJA”) discussed below.
(b) 2017 revaluation of deferred tax assets and liabilities includes $106,107 related to the TCJA and $44,439 related to Belgium tax reform.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2018 and 2017 are presented below:

	2018	2017
Deferred tax assets:
Accounts receivable	$8,312	18,481
Inventories	47,212	41,169
Employee benefits	37,335	42,191
Accrued expenses and other	71,621	52,635
Deductible state tax and interest benefit	2,904	2,087
Intangibles	16,134	22,119
Federal, foreign and state net operating losses and credits	575,625	530,978
Gross deferred tax assets	759,143	709,660
Valuation allowance	(347,786)	(362,963)
Net deferred tax assets	411,357	346,697
Deferred tax liabilities:
Inventories	(18,332)	(14,423)
Plant and equipment	(477,734)	(397,668)
Intangibles	(181,436)	(170,817)
Other liabilities	(96,134)	(31,702)
Gross deferred tax liabilities	(773,636)	(614,610)
Net deferred tax liability	$(362,279)	(267,913)

The Company evaluates its ability to realize the tax benefits associated with deferred tax assets by analyzing its forecasted taxable income using both historic and projected future operating results, the reversal of existing temporary differences, taxable income in prior carry-back years (if permitted) and the availability of tax planning strategies. The valuation allowance as of December 31, 2018, and 2017 is $347,786 and $362,963, respectively. The valuation allowance as of December 31, 2018 relates to the net deferred tax assets of certain of the Company’s foreign subsidiaries as well as certain state net operating losses and tax credits. The total change in the 2018 valuation allowance was a decrease of $15,177 which includes $15,357 related to foreign currency translation. The total change in the 2017 valuation allowance was an increase of $73,885, which includes $36,792 related to foreign currency translation.
Management believes it is more likely than not that the Company will realize the benefits of its deferred tax assets, net of valuation allowances, based upon the expected reversal of deferred tax liabilities and the level of historic and forecasted taxable income over periods in which the deferred tax assets are deductible.
As of December 31, 2018, the Company has state net operating loss carry forwards and state tax credits with potential tax benefits of $68,714, net of federal income tax benefit; these carry forwards expire over various periods based on taxing jurisdiction. A valuation allowance totaling $37,870 has been recorded against these state deferred tax assets as of December 31, 2018. In addition, as of December 31, 2018, the Company has net operating loss carry forwards in various foreign jurisdictions with potential tax benefits of $1,805,648. A valuation allowance totaling $309,916 has been recorded against these deferred tax assets as of December 31, 2018. The large increase in the foreign losses is predominantly from the Company’s redemptions of Luxembourg hybrid instruments which resulted in a tax effected loss of $1,298,737. The Company redeemed these hybrid instruments in response to changes in global tax regimes. The changes were triggered by the EU’s Base Erosion and Profit Shifting “BEPS” and Anti-Tax Avoidance Directives “ATAD” I and II initiatives, recently adopted by various member states. The Company has recorded a ASC 740-10 liability for the full tax effected loss, as reflected in the Tax Uncertainties section below. This ASC 740-10-45 liability is recorded as a reduction to the related deferred tax asset in the financial statements as a result of management’s determination that it is not more likely than not that the benefit will be realized.
Historically, the Company has not provided for U.S. federal and state income taxes on the undistributed accumulated earnings of its foreign subsidiaries because such earnings were deemed to be permanently reinvested. Due to the passage of the Tax Cuts and Jobs Act (“TCJA”) on December 22, 2017, the Company was required to recognize U.S. federal and state taxes on

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

the higher of its accumulated earnings as of November 2, 2017, or December 31, 2017. Accordingly, as of December 31, 2018, the Company recognized $133,366 of income tax expense on its foreign earnings. As of December 31, 2018, the Company has recognized net income tax expense on earnings of approximately $1,936,000 as discussed further below. Should these earnings be distributed in the form of dividends in the future, the Company might be subject to withholding taxes (possibly offset by U.S. foreign tax credits) in various foreign jurisdictions, but the Company would not expect incremental U.S. federal or state taxes to be accrued on these previously taxed earnings. Despite the new territorial tax regime created by the TCJA, the Company continues to assert that earnings of its foreign subsidiaries are permanently reinvested.
The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the income tax effects of the TCJA. SAB 118 provides a measurement period that should not extend beyond one year from the enactment date of the TCJA for companies to complete the accounting under ASC 740, Income Taxes (“ASC 740”). In accordance with SAB 118, a company must (1) reflect the income tax effects of those aspects of TCJA for which the accounting under ASC 740 is complete, (2) record a provisional estimate for those aspects of TCJA for which the accounting is incomplete but a reasonable estimate can be made, and/or (3) continue to apply ASC 740 on the basis of the provisions of tax laws in effect immediately before the enactment of the TCJA if no reasonable estimate can be made.
At December 31, 2017, the Company has recorded a net provisional tax expense of $45,249 based on the initial impact of the TCJA and related transactions for the year ended December 31, 2017. This provisional expense primarily consisted of a tax expense of $105,165 for the Deemed Repatriation Transition Tax and $46,191 for related transactions, offset by a tax benefit of $106,107 for the corporate tax rate reduction, and the associated revaluation of the Company’s net deferred tax liability. In accordance with the SAB 118 measurement period, the Company has completed its accounting for the income tax effects of all elements of the TCJA and reduced the net provisional tax expense to $25,564.
The Deemed Repatriation Transition Tax (“Transition Tax”) is a tax on previously untaxed earnings of certain foreign subsidiaries. To determine the amount of the Transition Tax, the Company must determine, in addition to other factors, the amount of post-1986 earnings of the relevant foreign subsidiaries, as well as the amount of non-U.S. income and withholding taxes paid on such earnings. The Company has finalized its determination of the Transition Tax obligation and will elect to pay the transition tax liability of $132,236 over the 8-year deferral period, with 8% due in each of the first five years, 15% in the sixth year, 20% in the seventh year, and 25% in the eighth year. This total liability, except for the first installment, is recorded in other long-term liabilities within the consolidated balance sheet. In addition, the Company will pay $1,130 of state tax resulting from the transition tax with its 2018 state tax returns.
Due to the fiscal year end of the company’s foreign subsidiaries, the new Global Intangible Low-Taxed Income (“GILTI”) rules, are only applicable for one-twelfth of the Company’s earnings for the calendar year ending December 31, 2018. The Company’s accounting for the effects of GILTI have been completed and an accrual for the current year has been included in current tax expense. In accordance with U.S. GAAP guidance, the Company will elect to treat tax due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”).

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

As of December 31, 2018, the Company’s gross amount of unrecognized tax benefits is $1,330,713, excluding interest and penalties. If the Company were to prevail on all uncertain tax positions, $23,477 of the unrecognized tax benefits would affect the Company’s effective tax rate, exclusive of any benefits related to interest and penalties.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2018	2017
Balance as of January 1	$65,631	46,434
Additions based on tax positions related to the current year (a)	1,304,447	28,663
Additions for tax positions of acquired companies	1,413	1,776
Additions for tax positions of prior years	5,098	876
Transition tax planning initiatives	(27,470)	—
Reductions resulting from the lapse of the statute of limitations	(8,110)	(14,502)
Settlements with taxing authorities	(9,773)	(655)
Effects of foreign currency translation	(523)	3,039
Balance as of December 31	$1,330,713	65,631
(a) Includes tax effected loss of $1,298,737 on Luxembourg hybrid instruments redemptions. This $1,298,737 of unrecognized benefit is presented as a reduction to the related deferred tax asset in the balance sheet.
The Company will continue to recognize interest and penalties related to unrecognized tax benefits as a component of its income tax provision. As of December 31, 2018 and 2017, the Company has $7,184 and $8,252, respectively, accrued for the payment of interest and penalties, excluding the federal tax benefit of interest deductions where applicable. During the years ended December 31, 2018, 2017 and 2016, the Company accrued interest and penalties through the consolidated statements of operations of $(1,085), $165 and $2,170, respectively.
The Company believes that its unrecognized tax benefits could decrease by $9,166 within the next twelve months. The Company is currently under examination by the Internal Revenue Service for tax years 2014 and 2015 but has effectively settled all Federal income tax matters related to years prior to 2014. Various other state and foreign income tax returns are open to examination for various years.

Belgian Tax Matter

Between 2012 and 2014, the Company received assessments from the Belgian tax authority for the calendar years 2005 through 2010 in the amount of €46,135, €38,817, €39,635, €30,131, €35,567 and €43,117 respectively, including penalties, but excluding interest. The Belgian tax authority denied the Company’s formal protests against these assessments and the Company brought all six years before the Court of First Appeal in Bruges. The Court of First Appeal in Bruges, ruled in favor of the Company on January 27, 2016, with respect to the calendar years ending December 31, 2005 and December 31, 2009; and on June 13, 2018, the Court of First Appeal in Bruges, ruled in favor of the Company with respect to the calendar years ending December 31, 2006, December 31, 2007, December 31, 2008 and December 31, 2010. The Belgian tax authority has lodged its Notification of Appeal for all six years with the Ghent Court of Appeal. In December 2018, the Belgian tax authority issued an assessment for the year ended December 31, 2011, in the amount of €37,991 including penalties, but excluding interest. In January of 2019, the Company received a “Notice of Change” from the Belgian tax authority for tax years 2012 through 2017 in the amount of €38,858, €11,108, €23,522, €30,610, €92,109 and €78,174 respectively, including penalties, but excluding interest. The Company intends to respond to these notices in a timely manner and will file formal protests should the tax authority issue assessments for these years. The Notices of Change are based on largely the same facts underlying the positive rulings, which the Belgian tax authority is appealing.

The Company continues to disagree with the views of the Belgian tax authority on this matter and will persist in its vigorous defense. Nevertheless, on May 24, 2016, the tax collector representing the Belgian tax authorities imposed a lien on the Company’s properties in Wielsbeke (Ooigemstraat and Breestraat), Oostrozebeke (Ingelmunstersteenweg) and Desselgem (Waregemstraat) included in the Flooring ROW segment. The purpose of the lien is to provide security for payment should the Belgian tax authority prevail on its appeal. The lien does not interfere with the Company’s operations at these properties.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

(14) Commitments and Contingencies
The Company is obligated under various operating leases for office and manufacturing space, machinery, and equipment. Future minimum lease payments under non-cancelable capital and operating leases (with initial or remaining lease terms in excess of one year) as of December 31 are as follows:

	Capital	Operating	Total Future Payments
2019	$1,494	116,110	117,604
2020	1,195	93,724	94,919
2021	766	66,129	66,895
2022	562	42,247	42,809
2023	555	22,207	22,762
Thereafter	3,215	26,097	29,312
Total payments	7,787	366,514	374,301
Less amount representing interest	1,123
Present value of capitalized lease payments	$6,664

Rental expense under operating leases was $143,513, $145,176 and $125,103 in 2018, 2017 and 2016, respectively.

The Company had approximately $54,591 and $56,267 in standby letters of credit for various insurance contracts and commitments to foreign vendors as of December 31, 2018 and 2017, respectively that expire within two years.

The Company is involved in litigation from time to time in the regular course of its business. Except as noted below and in Note 13-Income Taxes Belgian Tax Matter, there are no material legal proceedings pending or known by the Company to be contemplated to which the Company is a party or to which any of its property is subject.

Alabama Municipal Litigation

In September 2016, the Water Works and Sewer Board of the City of Gadsden, Alabama (the “Gadsden Water Board”) filed an individual complaint in the Circuit Court of Etowah County, Alabama against certain manufacturers, suppliers, and users of chemicals containing specific perfluorinated compounds, including the Company. On October 26, 2016, the defendants removed the case to the United States District Court for the Northern District of Alabama, Middle Division, alleging diversity of citizenship and fraudulent joinder. The Gadsden Water Board filed a motion to remand the case back to the state court, and the defendants opposed the Gadsden Water Board’s motion. The federal court granted Gadsden Water Board’s motion for remand.

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

Certain defendants, including the Company, filed dispositive motions in each case arguing that the state court lacks personal jurisdiction over them. Both state courts denied those motions. In June and September 2018, certain defendants, including the Company, petitioned the Alabama Supreme Court for Writs of Mandamus directing each lower court to enter an order granting the defendants’ dispositive motions on personal jurisdiction grounds. Those petitions have been fully briefed and the Company awaits a decision from the Alabama Supreme Court.

The Company has never manufactured the perfluorinated compounds at issue but purchased them for use in the manufacture of its carpets prior to 2007. The Gadsden and Centre Water Boards are not alleging that chemical levels in the Company’s wastewater discharge exceeded legal limits. Instead, the Gadsden and Centre Water Boards are seeking lost profits

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

based on allegations that their customers decreased water purchases, as well as reimbursement for the cost of a filter and punitive damages.

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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

(15) Consolidated Statements of Cash Flows Information
Supplemental disclosures of cash flow information are as follows:

	2018	2017	2016
Net cash paid (received) during the years for:
Interest	$46,186	33,952	57,269
Income taxes	$196,193	373,900	276,789

Supplemental schedule of non-cash investing and financing activities:
Additions to property, plant and equipment	$(4,672)	30,643	—

Fair value of net assets acquired in acquisition	$831,760	369,956	—
Liabilities assumed in acquisition	(257,515)	(119,157)	—
	$574,245	250,799	—

(16) Segment Reporting
The Company has three reporting segments: the Global Ceramic segment, the Flooring NA segment and the Flooring ROW segment. The Global Ceramic segment designs, manufactures, sources and markets a broad line of ceramic tile, porcelain tile, natural stone, quartz, porcelain slab countertops and other products, which it distributes primarily in North America, Europe, South America and Russia through its network of regional distribution centers and Company-operated service centers using company-operated trucks, common carriers or rail transportation. The segment’s product lines are sold through Company-operated service centers, independent distributors, home center retailers, tile and flooring retailers and contractors. The Flooring NA segment designs, manufactures, sources and markets its floor covering product lines, including carpets, rugs, carpet pad, hardwood, laminate and vinyl products, including luxury vinyl tile (“LVT”), which it distributes through its network of regional distribution centers and satellite warehouses using company-operated trucks, common carrier or rail transportation. The segment’s product lines are sold through various selling channels, including independent floor covering retailers, distributors, home centers, mass merchandisers, department stores, shop at home, buying groups, commercial contractors and commercial end users. The Flooring ROW segment designs, manufactures, sources, licenses and markets laminate, hardwood flooring, roofing elements, insulation boards, medium-density fiberboard (“MDF”), chipboards, other wood products, sheet vinyl and LVT, which it distributes primarily in Europe, Australia, New Zealand and Russia through various selling channels, which include retailers, independent distributors and home centers.

The accounting policies for each operating segment are consistent with the Company’s policies for the consolidated financial statements. Amounts disclosed for each segment are prior to any elimination or consolidation entries. Corporate general and administrative expenses attributable to each segment are estimated and allocated accordingly. Segment performance is evaluated based on operating income. No single customer accounted for more than 10% of net sales for the years ended December 31, 2018, 2017 or 2016.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

Segment information is as follows:

	2018	2017	2016
Assets:
Global Ceramic	$5,194,030	4,838,310	4,024,859
Flooring NA	3,938,639	3,702,137	3,410,856
Flooring ROW	3,666,617	3,245,424	2,689,592
Corporate and intersegment eliminations	299,837	308,982	105,289
Total	$13,099,123	12,094,853	10,230,596

Geographic net sales:
United States	$6,103,789	6,035,200	5,842,165
Europe	2,582,692	2,363,069	2,113,972
Russia	349,220	326,075	255,736
Other	947,933	766,946	747,214
Total	$9,983,634	9,491,290	8,959,087

Long-lived assets: (1)
United States	$3,485,046	3,339,363	3,092,902
Belgium	1,663,470	1,705,947	1,371,397
Other	2,072,353	1,696,939	1,180,475
Total	$7,220,869	6,742,249	5,644,774

Net sales by product categories:
Ceramic & Stone	$3,621,193	3,485,245	3,258,137
Carpet & Resilient	3,903,698	3,655,902	3,412,846
Laminate & Wood	1,553,032	1,519,417	1,493,995
Other (2)	905,711	830,726	794,109
Total	$9,983,634	9,491,290	8,959,087

Net sales:
Global Ceramic	$3,552,856	3,405,100	3,174,706
Flooring NA	4,029,148	4,010,858	3,865,746
Flooring ROW	2,401,630	2,075,452	1,918,635
Intersegment sales	—	(120)	—
Total	$9,983,634	9,491,290	8,959,087

(1)	Long-lived assets are composed of property, plant and equipment - net, and goodwill.

(2)	Other includes roofing elements, insulation boards, chipboards and IP contracts.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

	2018	2017	2016
Operating income:
Global Ceramic	$442,898	525,401	478,448
Flooring NA	347,937	540,337	505,115
Flooring ROW	345,801	329,054	333,091
Corporate and intersegment eliminations	(41,310)	(40,619)	(36,711)
Total	$1,095,326	1,354,173	1,279,943

Depreciation and amortization:
Global Ceramic	$189,904	161,913	135,370
Flooring NA	184,455	159,980	148,067
Flooring ROW	135,350	114,794	116,048
Corporate	12,056	9,985	9,982
Total	$521,765	446,672	409,467

Capital expenditures (excluding acquisitions):
Global Ceramic	$281,125	310,650	263,401
Flooring NA	262,676	355,941	248,843
Flooring ROW	232,949	221,763	144,207
Corporate	17,360	17,644	15,674
Total	$794,110	905,998	672,125

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

(17) Quarterly Financial Data (Unaudited)
The supplemental quarterly financial data are as follows:

	Quarters Ended
	March 31, 2018	June 30, 2018	September 29, 2018	December 31, 2018
Net sales	$2,412,202	2,577,014	2,545,800	2,448,618
Gross profit	704,692	766,555	1,825,367	646,390
Net earnings	208,766	196,586	227,013	229,339
Basic earnings per share	2.80	2.64	3.03	3.07
Diluted earnings per share	2.78	2.62	3.02	3.05

	Quarters Ended
	April 1, 2017	July 1, 2017	September 30, 2017	December 31, 2017
Net sales	$2,220,645	2,453,038	2,448,510	2,369,097
Gross profit	680,353	779,136	783,301	753,624
Net earnings	200,554	260,681	270,025	240,378
Basic earnings per share	2.70	3.51	3.63	3.23
Diluted earnings per share	2.68	3.48	3.61	3.21

(18) Subsequent Event

On January 31, 2019, the Company completed an acquisition of a hard surface flooring distribution company based in the Netherlands for approximately €60.6 million.

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

The Company acquired Godfrey Hirst Group during 2018, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, Godfrey Hirst Group’s internal control over financial reporting associated with total assets of $199.6 million and total net sales of $146.9 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2018.

The Company acquired Eliane S/A Revestimentos Ceramicos (“Eliane”) during 2018, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, Eliane’s internal control over financial reporting associated with total assets of $186.5 million and total net sales of $35.1 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2018.

Under the supervision and with the participation of management, including the Company's Principal Executive Officer and Principal Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of the Company's internal control over financial reporting as of December 31, 2018.  In conducting this evaluation, the Company used the framework set forth in the report titled “Internal Control - Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the results of this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2018 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit report which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

The information required by this item is incorporated by reference to information contained in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders under the following headings: “Election of Directors—Director, Director Nominee and Executive Officer Information,” “—Nominees for Director,” “—Continuing Directors,” “—Contractual Obligations with respect to the Election of Directors”, “—Executive Officers,” “—Meetings and Committees of the Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Audit Committee” and “Corporate Governance.” The Company has adopted the Mohawk Industries, Inc. Standards of Conduct and Ethics, which applies to all of its directors, officers and employees. The standards of conduct and ethics are publicly available on the Company’s website at http://www.mohawkind.com and will be made available in print to any stockholder who requests them without charge. If the Company makes any substantive amendments to the standards of conduct and ethics, or grants any waiver, including any implicit waiver, from a provision of the standards required by regulations of the Commission to apply to the Company’s chief executive officer, chief financial officer or chief accounting officer, the Company will disclose the nature of the amendment or waiver on its website. The Company may elect to also disclose the amendment or waiver in a report on Form 8-K filed with the SEC. The Company has adopted the Mohawk Industries, Inc. Board of Directors Corporate Governance Guidelines, which are publicly available on the Company’s website and will be made available to any stockholder who requests it.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to information contained in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders under the following headings: “Compensation Discussion and Analysis,” “Executive Compensation—Summary Compensation Table,” “—Grants of Plan Based Awards,” “—Outstanding Equity Awards at Year End,” “—Option Exercises and Stock Vested,” “—Nonqualified Deferred Compensation,” “—Certain Relationships and Related Transactions,” “—Compensation Committee Interlocks and Insider Participation,” “—Compensation Committee Report” and “Director Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to information contained in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders under the following headings: “Executive Compensation—Equity Compensation Plan Information,” and “—Principal Stockholders of the Company.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to information contained in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders under the following heading: “Election of Directors—Meetings and Committees of the Board of Directors,” and “Executive Compensation—Certain Relationships and Related Transactions.”

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to information contained in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders under the following heading: “Audit Committee—Principal Accountant Fees and Services” and “Election of Directors—Meetings and Committees of the Board of Directors.”

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

*2.1
Agreement and Plan of Merger dated as of December 3, 1993 and amended as of January 17, 1994 among Mohawk, AMI Acquisition Corp., Aladdin and certain Shareholders of Aladdin. (Incorporated herein by reference to Exhibit 2.1(a) in the Company’s Registration Statement on Form S-4, Registration No. 333-74220.)

*3.1	Restated Certificate of Incorporation of Mohawk, as amended. (Incorporated herein by reference to Exhibit 3.1 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

*3.2	Restated Bylaws of Mohawk. (Incorporated herein by reference to Exhibit 3.1 in the Company’s Report on Form 8-K dated February 19, 2019.)

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

*4.5
First Supplemental Indenture, dated as of September 11, 2017, by and among Mohawk Capital Finance S.A., as issuer, Mohawk Industries, Inc., as parent guarantor, U.S. Bank National Association, as trustee, initial registrar and transfer agent and Elavon Financial Services DAC, UK Branch, as initial paying agent and calculation agent. (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated September 11, 2017.)

*4.6
Second Supplemental Indenture, dated as of May 18, 2018, by and among Mohawk Capital Finance S.A., as issuer, Mohawk Industries, Inc., as parent guarantor, U.S. Bank National Association, as trustee, registrar and transfer agent and Elavon Financial Services DAC, UK Branch, as paying agent and calculation agent. (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated May 18, 2018.)

*10.1
Registration Rights Agreement by and among Mohawk and the former shareholders of Aladdin. (Incorporated herein by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K (File No. 001-13697) for the fiscal year ended December 31, 1993.)

*10.2
Waiver Agreement between Alan S. Lorberbaum and Mohawk dated as of March 23, 1994 to the Registration Rights Agreement dated as of February 25, 1994 between Mohawk and those other persons who are signatories thereto. (Incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q (File No. 001-13697) for the quarter ended July 2, 1994.)

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

10.18	Service Agreement dated December 18, 2018, by and between Mohawk International Services BVBA and Comm. V. “Bernard Thiers”.

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

10.21	General Release and Separation Agreement, dated as of November 12, 2018, by and between Brian Carson and Mohawk Carpet, LLC

10.22	Employment Agreement dated December 29, 2018, by and between Mohawk Carpet, LLC and Paul F. De Cock

*10.23
Transition Agreement, dated January 14, 2019, by and between Frank H. Boykin and Mohawk Industries, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 14, 2019.)

*10.24
The Mohawk Industries, Inc. Senior Management Deferred Compensation Plan, as amended and restated as of January 1, 2015. (Incorporated herein by reference to Exhibit 10.19 in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2015.)

*10.25
Mohawk Industries, Inc. Non-Employee Director Stock Compensation Plan (Incorporated herein by reference to Exhibit 10.22 in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2017.)

*10.26
Mohawk Industries, Inc. 2007 Incentive Plan (Incorporated herein by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-13697) filed with the Securities and Exchange Commission on April 9, 2007.)

*10.27
Mohawk Industries, Inc. 2012 Incentive Plan (incorporated herein by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-13697) filed with the Securities and Exchange Commission on April 3, 2012.)

*10.28
Mohawk Industries, Inc. 2017 Incentive Plan (incorporated herein by reference to Annex B of the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-13697) filed with the Securities and Exchange Commission on April 6, 2017.)

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

Mohawk Industries, Inc.
	By:	/s/ JEFFREY S. LORBERBAUM
February 28, 2019		Jeffrey S. Lorberbaum,
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 28, 2019	/s/ JEFFREY S. LORBERBAUM
Jeffrey S. Lorberbaum,
Chairman and Chief Executive Officer (principal executive officer)

February 28, 2019	/s/ FRANK H. BOYKIN
Frank H. Boykin,
Chief Financial Officer and Vice President-Finance (principal financial officer)

February 28, 2019	/s/ JAMES F. BRUNK
James F. Brunk,
Vice President and Corporate Controller (principal accounting officer)

February 28, 2019	/s/ FILIP BALCAEN
Filip Balcaen, Director

February 28, 2019	/s/ BRUCE C. BRUCKMANN
Bruce C. Bruckmann, Director

February 28, 2019	/s/ RICHARD C. ILL
Richard C. Ill, Director

February 28, 2019	/s/ JOSEPH A. ONORATO
Joseph A. Onorato, Director

February 28, 2019	/s/ WILLIAM H. RUNGE III
William Henry Runge III Director

February 28, 2019	/s/ KAREN A. SMITH BOGART
Karen A. Smith Bogart, Director

February 28, 2019	/s/ W. CHRISTOPHER WELLBORN
W. Christopher Wellborn, Director