Form 10-Q
period 2019-03-30
MOHAWK INDUSTRIES INC
filed 2019-05-03
CIK 851968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2019
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
Registrant’s telephone number, including area code: (706) 629-7721
Former name, former address and former fiscal year, if changed since last report:
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	MHK	New York Stock Exchange
Floating Rate Notes due 2019		New York Stock Exchange
Floating Rate Notes due 2020		New York Stock Exchange
2.000% Senior Notes due 2022		New York Stock Exchange
The number of shares outstanding of the issuer’s common stock as of May 1, 2019, the latest practicable date, is as follows: 72,421,223 shares of common stock, $.01 par value.

MOHAWK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data) (Unaudited)

	March 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$105,668	119,050
Receivables, net	1,743,581	1,606,159
Inventories	2,338,125	2,287,615
Prepaid expenses	427,233	421,553
Other current assets	74,358	74,919
Total current assets	4,688,965	4,509,296
Property, plant and equipment	8,282,502	8,227,074
Less: accumulated depreciation	3,608,067	3,527,172
Property, plant and equipment, net	4,674,435	4,699,902
Right of use operating lease assets	320,800	—
Goodwill	2,548,997	2,520,966
Tradenames	702,774	707,380
Other intangible assets subject to amortization, net	247,790	254,430
Deferred income taxes and other non-current assets	421,314	407,149
	$13,605,075	13,099,123

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$1,763,332	1,742,373
Accounts payable and accrued expenses	1,571,273	1,523,866
Current operating lease liabilities	99,642	—
Total current liabilities	3,434,247	3,266,239
Deferred income taxes	422,772	413,740
Long-term debt, less current portion	1,497,975	1,515,601
Non-current operating lease liabilities	227,595	—
Other long-term liabilities	445,441	463,484
Total liabilities	6,028,030	5,659,064
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $.01 par value; 60 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 150,000 shares authorized; 79,771 and 79,656 shares issued in 2019 and 2018, respectively	798	797
Additional paid-in capital	1,853,484	1,852,173
Retained earnings	6,709,782	6,588,197
Accumulated other comprehensive loss	(777,547)	(791,608)
	7,786,517	7,649,559
Less: treasury stock at cost; 7,349 and 7,349 shares in 2019 and 2018, respectively	215,716	215,745
Total Mohawk Industries, Inc. stockholders’ equity	7,570,801	7,433,814
Nonredeemable noncontrolling interest	6,244	6,245
Total stockholders’ equity	7,577,045	7,440,059
	$13,605,075	13,099,123
See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 30, 2019	March 31, 2018
Net sales	$2,442,490	2,412,202
Cost of sales	1,817,563	1,707,510
Gross profit	624,927	704,692
Selling, general and administrative expenses	459,597	436,293
Operating income	165,330	268,399
Interest expense	10,473	7,528
Other expense (income), net	(3,736)	3,998
Earnings before income taxes	158,593	256,873
Income tax expense	37,018	47,632
Net earnings including noncontrolling interests	121,575	209,241
Net (income) expense attributable to noncontrolling interests	(10)	475
Net earnings attributable to Mohawk Industries, Inc.	$121,585	208,766

Basic earnings per share attributable to Mohawk Industries, Inc.
Basic earnings per share attributable to Mohawk Industries, Inc.	$1.68	2.80
Weighted-average common shares outstanding—basic	72,342	74,453

Diluted earnings per share attributable to Mohawk Industries, Inc.
Diluted earnings per share attributable to Mohawk Industries, Inc.	$1.67	2.78
Weighted-average common shares outstanding—diluted	72,646	74,929
See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended
	March 30, 2019	March 31, 2018
Net earnings including noncontrolling interests	$121,575	209,241
Other comprehensive income (loss):
Foreign currency translation adjustments	13,962	72,393
Pension prior service cost and actuarial gain (loss), net of tax	108	(135)
Other comprehensive income	14,070	72,258
Comprehensive income	135,645	281,499
Comprehensive income (loss) attributable to noncontrolling interests	(1)	1,374
Comprehensive income attributable to Mohawk Industries, Inc.	$135,646	280,125
See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 30, 2019	March 31, 2018
Cash flows from operating activities:
Net earnings	$121,575	209,241
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Restructuring	32,937	18,182
Depreciation and amortization	137,291	122,654
Deferred income taxes	9,903	19,401
(Gain) loss on disposal of property, plant and equipment	1,164	(1,277)
Stock-based compensation expense	5,789	7,948
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	(142,518)	(104,287)
Inventories	(39,409)	(74,499)
Other assets and prepaid expenses	(2,474)	(182)
Accounts payable and accrued expenses	71,199	(14,250)
Other liabilities	(25,320)	297
Net cash provided by operating activities	170,137	183,228
Cash flows from investing activities:
Additions to property, plant and equipment	(136,948)	(250,936)
Acquisitions, net of cash acquired	(76,847)	(24,410)
Purchases of short-term investments	(154,000)	(246,096)
Redemption of short-term investments	156,000	280,000
Net cash used in investing activities	(211,795)	(241,442)
Cash flows from financing activities:
Payments on Senior Credit Facilities	(132,030)	(365,889)
Proceeds from Senior Credit Facilities	94,539	355,252
Payments on Commercial Paper	(3,815,406)	(3,976,712)
Proceeds from Commercial Paper	3,895,455	4,089,996
Payments of other debt and financing costs	(125)	—
Change in outstanding checks in excess of cash	(10,965)	(6,905)
Shares redeemed for taxes	(4,669)	(9,144)
Proceeds from stock transactions	1	1
Net cash provided by financing activities	26,800	86,599
Effect of exchange rate changes on cash and cash equivalents	1,476	1,574
Net change in cash and cash equivalents	(13,382)	29,959
Cash and cash equivalents, beginning of period	119,050	84,884
Cash and cash equivalents, end of period	$105,668	114,843

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

1. General

Interim Reporting

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto, and the Company’s description of critical accounting policies, included in the Company’s 2018 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. Results for interim periods are not necessarily indicative of the results for the year.

Hedges of Net Investments in Non-U.S. Operations

The Company has numerous investments outside the United States. The net assets of these subsidiaries are exposed to changes and volatility in currency exchange rates. The Company uses foreign currency denominated debt to hedge its non-U.S. net investments against adverse movements in exchange rates. The gains and losses on the Company’s net investments in its non-U.S. operations are economically offset by losses and gains on its foreign currency borrowings. The Company designated its €500,000 2.00% Senior Notes borrowing as a net investment hedge of a portion of its European operations. For the three months ended March 30, 2019 and March 31, 2018, the change in the U.S. dollar value of the Company’s euro denominated debt was a decrease of $11,233 ($8,532 net of taxes) and an increase of $16,047 ($13,043 net of taxes), respectively, which is recorded in the foreign currency translation adjustment component of accumulated other comprehensive income (loss). The change in the U.S. dollar value of the Company’s debt partially offsets the euro-to-dollar translation of the Company’s net investment in its European operations.

Recent Accounting Pronouncements - Recently Adopted

In February 2016, the FASB issued a new standard ASU 2016-02, Leases, and subsequently issued additional ASUs amending this ASU (collectively ASC 842, Leases). ASC 842 was issued to increase transparency and comparability among organizations by requiring the recognition of right of use (“ROU”) assets and lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The Company adopted the provisions of ASC 842 on January 1, 2019 using a modified retrospective approach through a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption in line with the new transition method allowed under ASU 2018-11. ASC 842 provides a number of optional practical expedients in transition. The Company elected the “package of practical expedients” which permits the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight and elected the practical expedient pertaining to land easements. The new standard also provides practical expedients for an entity’s ongoing accounting for leases. The Company elected the short-term lease exemption for all leases that qualify, meaning the Company will not recognize ROU assets or lease liabilities for leases with terms shorter than twelve months. The Company also elected the practical expedient to not separate lease and non-lease components for a majority of its asset classes, including real estate and most equipment.

The adoption of ASC 842 had a material impact on the Company’s condensed consolidated balance sheets, but did not have a material impact on our condensed consolidated statements of operations or cashflow. The most significant impact was the recognition of ROU assets of $328,169 and lease liabilities for operating leases of $332,286, based on the present value of the future minimum rental payments for existing operating leases. The difference in the balances is due to deferred rent, tenant incentive allowances and prepaid amounts taken into account for adoption. Our accounting for finance leases remained substantially unchanged, See Note 10 - Leases.

On January 1, 2019, the Company adopted the new accounting standard, ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The standard permits entities to reclassify, to retained earnings, the one-time income tax effects stranded in accumulated other comprehensive income arising from the change in the U.S. federal corporate tax rate as a result of the Tax Cuts and Jobs Act of 2017. The effect of adopting the new standard was not material.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

On January 1, 2018, the Company adopted the new accounting standard, ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The effect of adopting the new standard was not material.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and in November 2018 issued ASU 2018-19, which amended the standard. The standard introduces an approach, based on expected losses, to estimate credit losses on certain types of financial instruments and modifies the impairment model for available-for-sale debt securities. The new approach to estimating credit losses (referred to as the current expected credit losses model) applies to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities, net investments in leases and off-balance-sheet credit exposures. This standard is effective for the Company on January 1, 2020. Entities are required to apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is currently assessing the impact.

2. Acquisitions

2019 Acquisitions

On January 31, 2019, the Company acquired a hard surface flooring distribution company based in the Netherlands for $72,001, resulting in a preliminary goodwill allocation of $45,931. The results have been included in the Flooring Rest of the World (“Flooring ROW”) segment and are not material to the Company’s consolidated results of operations.

2018 Acquisitions

On November 16, 2018, the Company completed its purchase of Eliane S/A Revestimentos Ceramicos (“Eliane”), one of the largest ceramic tile companies in Brazil. Pursuant to the purchase agreement, the Company (i) acquired the entire issued share capital of Eliane and (ii) acquired $99,037 of net indebtedness of Eliane, with total cash consideration paid of $148,741. The Company’s acquisition of Eliane resulted in preliminary allocations of goodwill of $16,932, indefinite-lived tradename intangible assets of $32,238 and intangible assets subject to amortization of $5,818. The goodwill is expected to be deductible for tax purposes. The purchase price allocation is preliminary until the Company obtains final information regarding these fair values. Eliane’s results of operations have been included in the consolidated financial statements since the date of acquisition in the Global Ceramic reporting segment.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

On July 2, 2018, the Company completed its acquisition of Godfrey Hirst Group, the leading flooring company in Australia and New Zealand, further extending Mohawk’s global position. The total value of the acquisition was $400,894. The Company’s acquisition of Godfrey Hirst Group resulted in allocations of goodwill of $87,043, indefinite-lived tradename intangible assets of $58,671 and intangible assets subject to amortization of $43,635. The goodwill is not expected to be deductible for tax purposes. The factors contributing to the recognition of the amount of goodwill include product, sales and manufacturing synergies. The Godfrey Hirst Group’s results have been included in the condensed consolidated financial statements since the date of acquisition in the Flooring NA and Flooring ROW segments.

During the first quarter of 2018, the Company completed the acquisition of three businesses in the Flooring ROW segment for $24,610, resulting in a goodwill allocation of $12,874 and intangibles subject to amortization of $7.

2017 Acquisitions

On April 4, 2017, the Company completed its purchase of Emilceramica S.r.l (“Emil”), a ceramic company in Italy. The total value of the acquisition was $186,099. The Emil acquisition will enhance the Company’s cost position and strengthen its combined brand and distribution in Europe. The acquisition’s results and purchase price allocation have been included in the condensed consolidated financial statements since the date of the acquisition. The Company’s acquisition of Emil resulted in a goodwill allocation of $59,491, indefinite-lived tradename intangible asset of $16,196 and an intangible asset subject to amortization of $2,348. The goodwill is not expected to be deductible for tax purposes. The Emil results are reflected in the Global Ceramic segment and the results of Emil’s operations are not material to the Company’s consolidated results of operations.

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

Contract liabilities

The Company historically records contract liabilities when it receives payment prior to fulfilling a performance obligation. Contract liabilities related to revenues are recorded in accounts payable and accrued expenses on the accompanying condensed consolidating balance sheets. The Company had contract liabilities of $34,665 and $34,486 as of March 30, 2019 and January 1, 2019, respectively.

Performance obligations

Substantially all of the Company’s revenue is recognized at a point in time when the product is either shipped or received from the Company’s facilities and control of the product is transferred to the customer.  Accordingly, in any period, the Company does not recognize a significant amount of revenue from performance obligations satisfied or partially satisfied in prior periods and the amount of such revenue recognized during the three months ended March 30, 2019 was immaterial.

Costs to obtain a contract

The Company historically incurs certain incremental costs to obtain revenue contracts. These costs relate to marketing display structures and are capitalized when the amortization period is greater than one year, with the amount recorded in other assets on the accompanying condensed consolidated balance sheets. Capitalized costs to obtain contracts were $59,034 and $57,840 as of March 30, 2019 and January 1, 2019, respectively. Amortization expense recognized during the three months ended March 30, 2019 related to these capitalized costs was $11,048.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revenue disaggregation

The following table presents the Company’s segment revenues disaggregated by the geographical market location of customer sales and product categories for the three months ended March 30, 2019 and March 31, 2018:

March 30, 2019	Global Ceramic segment	Flooring NA segment	Flooring ROW segment	Total
Geographical Markets
United States	$541,826	883,242	68	1,425,136
Europe	179,310	1,837	469,916	651,063
Russia	51,915	29	23,615	75,559
Other	125,301	36,872	128,559	290,732
	$898,352	921,980	622,158	2,442,490

Product Categories
Ceramic & Stone	$898,352	14,443	—	912,795
Carpet & Resilient	—	735,424	190,929	926,353
Laminate & Wood	—	172,113	210,201	382,314
Other (1)	—	—	221,028	221,028
	$898,352	921,980	622,158	2,442,490

March 31, 2018	Global Ceramic segment	Flooring NA segment	Flooring ROW segment	Total
Geographical Markets
United States	$556,187	908,122	—	1,464,309
Europe	190,235	1,650	494,644	686,529
Russia	51,422	—	19,428	70,850
Other	78,704	40,586	71,224	190,514
	$876,548	950,358	585,296	2,412,202

Product Categories
Ceramic & Stone	$876,548	17,544	—	894,092
Carpet & Resilient	—	755,545	129,011	884,556
Laminate & Wood	—	177,269	226,143	403,412
Other (1)	—	—	230,142	230,142
	$876,548	950,358	585,296	2,412,202

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

Restructuring, acquisition transaction and integration-related costs consisted of the following during the three months ended March 30, 2019 and March 31, 2018:

	Three Months Ended
	March 30, 2019	March 31, 2018
Cost of sales
Restructuring costs (1)	$31,535	14,090
Acquisition integration-related costs	1,067	408
Restructuring and acquisition integration-related costs	$32,602	14,498

Selling, general and administrative expenses
Restructuring costs (1)	$1,402	4,092
Acquisition transaction-related costs	280	—
Acquisition integration-related costs	1,419	3,514
Restructuring, acquisition transaction and integration-related costs	$3,101	7,606

(1) The restructuring costs for 2019 and 2018 primarily relate to the Company’s actions taken to lower its cost structure and improve efficiencies of manufacturing and distribution operations as well as actions related to the Company’s recent acquisitions.

The restructuring activity for the three months ended March 30, 2019 is as follows:

	Lease impairments	Asset write-downs	Severance	Other restructuring costs	Total
Balance as of December 31, 2018	$397	—	7,866	250	8,513
Provision - Global Ceramic segment	—	—	4,879	—	4,879
Provision - Flooring NA segment	—	23,688	598	3,313	27,599
Provision - Flooring ROW segment	—	—	459	—	459
Cash payments	(145)	—	(2,733)	(3,313)	(6,191)
Non-cash items	—	(23,688)	(17)	—	(23,705)
Balance as of March 30, 2019	$252	—	11,052	250	11,554

The Company expects the remaining severance and other restructuring costs to be paid over the next 12 months.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Receivables, net

Receivables, net are as follows:

	March 30, 2019	December 31, 2018
Customers, trade	$1,716,927	1,562,284
Income tax receivable	10,735	17,217
Other	88,227	101,376
	1,815,889	1,680,877
Less: allowance for discounts, claims and doubtful accounts	72,308	74,718
Receivables, net	$1,743,581	1,606,159

6. Inventories

The components of inventories are as follows:

	March 30, 2019	December 31, 2018
Finished goods	$1,625,685	1,582,112
Work in process	166,753	165,616
Raw materials	545,687	539,887
Total inventories	$2,338,125	2,287,615

7. Goodwill and intangible assets

The components of goodwill and other intangible assets are as follows:

Goodwill:

	Global Ceramic segment	Flooring NA segment	Flooring ROW segment	Total
Balance as of December 31, 2018
Goodwill	$1,564,987	874,198	1,409,206	3,848,391
Accumulated impairment losses	(531,930)	(343,054)	(452,441)	(1,327,425)
	1,033,057	531,144	956,765	2,520,966

Goodwill recognized during the period	(2,889)	—	45,931	43,042
Currency translation during the period	1,752	—	(16,763)	(15,011)

Balance as of March 30, 2019
Goodwill	1,563,850	874,198	1,438,374	3,876,422
Accumulated impairment losses	(531,930)	(343,054)	(452,441)	(1,327,425)
	$1,031,920	531,144	985,933	2,548,997

Intangible assets not subject to amortization:

Tradenames
Balance as of December 31, 2018	$707,380
Intangible assets acquired during the period	(874)
Currency translation during the period	(3,732)
Balance as of March 30, 2019	$702,774

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Intangible assets subject to amortization:

Gross carrying amounts:	Customer relationships	Patents	Other	Total
Balance as of December 31, 2018	$651,012	254,483	6,535	912,030
Intangible assets recognized during the period	2,092	—	—	2,092
Currency translation during the period	(6,758)	(5,015)	74	(11,699)
Balance as of March 30, 2019	$646,346	249,468	6,609	902,423

Accumulated amortization:	Customer relationships	Patents	Other	Total
Balance as of December 31, 2018	$406,386	249,988	1,227	657,601
Amortization during the period	6,194	533	2	6,729
Currency translation during the period	(4,772)	(4,920)	(5)	(9,697)
Balance as of March 30, 2019	$407,808	245,601	1,224	654,633

Intangible assets subject to amortization, net	$238,538	3,867	5,385	247,790

	Three Months Ended
	March 30, 2019	March 31, 2018
Amortization expense	$6,729	7,567

8. Accounts payable and accrued expenses

Accounts payable and accrued expenses are as follows:

	March 30, 2019	December 31, 2018
Outstanding checks in excess of cash	$3,626	14,624
Accounts payable, trade	914,205	811,879
Accrued expenses	407,386	430,431
Product warranties	46,129	47,511
Accrued interest	7,197	21,908
Accrued compensation and benefits	192,730	197,513
Total accounts payable and accrued expenses	$1,571,273	1,523,866

9. Accumulated other comprehensive income (loss)

The changes in accumulated other comprehensive income (loss) by component, for the three months ended March 30, 2019 are as follows:

	Foreign currency translation adjustments	Pensions, net of tax	Total
Balance as of December 31, 2018	$(782,102)	(9,506)	(791,608)
Current period other comprehensive income	13,953	108	14,061
Balance as of March 30, 2019	$(768,149)	(9,398)	(777,547)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Leases

Effective January 1, 2019 the Company adopted ASC 842, which requires recognition of right of use (“ROU”) assets and lease liabilities on the balance sheet, based on the present value of the future minimum rental payments for existing operating leases. The Company adopted the provisions of ASC 842 on January 1, 2019 using a modified retrospective approach through a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption in line with the new transition method allowed under ASU 2018-11. ASC 842 provides a number of optional practical expedients in transition. The Company elected the “package of practical expedients” which permits the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight and elected the practical expedient pertaining to land easements. The new standard also provides practical expedients for an entity’s ongoing accounting for leases. The Company elected the short-term lease exemption for all leases that qualify, meaning the Company will not recognize ROU assets or lease liabilities for leases with terms shorter than twelve months. The Company also elected the practical expedient to not separate lease and non-lease components for a majority of its asset classes, including real estate and most equipment.

The Company measures the ROU assets and liabilities based on the present value of the future minimum lease payments over the lease term at the commencement date. Minimum lease payments include the fixed lease and non-lease components of the agreement, as well as any variable rent payments that depend on an index, initially measured using the index at the lease commencement date. The ROU assets are adjusted for any initial direct costs incurred less any lease incentives received, in addition to payments made on or before the commencement date of the lease. The Company recognizes lease expense for leases on a straight-line basis over the lease term.

As the implicit rate is not readily determinable for most of the Company’s lease agreements, the Company uses an estimated incremental borrowing rate to determine the initial present value of lease payments. These discount rates for leases are calculated using the Company’s credit spread adjusted for current market factors and foreign currency rates. The Company also made a policy election to determine its incremental borrowing rate, at the initial application date, using the total lease term and the total minimum rental payments, as the Company believes this rate is more indicative of the implied financing cost.

The Company determines if a contract is or contains a lease at inception. The Company has operating and finance leases for service centers, warehouses, showrooms, and machinery and equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company enters into lease contracts ranging from 1 to 60 years with a majority of the Company’s lease terms ranging from 1 to 8 years.

Some leases include one or more options to renew, with renewal terms that can extend the lease term from 3 to 10 years or more. The exercise of these lease renewal options is at the Company’s sole discretion. An insignificant number of our leases include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term.

Certain of our leases include rental payments that will adjust periodically for inflation or certain adjustments based on step increases. An insignificant number of our leases contain residual value guarantees and none of our agreements contain material restrictive covenants. Variable rent expenses consist primarily of maintenance, property taxes and charges based on usage.

We rent or sublease certain real estate to third parties. Our sublease portfolio consists mainly of operating leases.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The components of lease costs are as follows:

Three Months Ended March 30, 2019	Cost of Goods Sold	Selling, General and Administrative	Total
Operating lease costs
Fixed	$7,688	24,455	32,143
Short-term	1,439	2,909	4,348
Variable	2,278	5,200	7,478
Sub-leases	(84)	(133)	(217)
	11,321	32,431	43,752
Finance lease costs
Amortization of leased assets	—	432	432
Interest on lease liabilities	—	31	31
	—	463	463
Net lease costs	$11,321	32,894	44,215

Supplemental balance sheet information related to leases is as follows:

	Classification	March 30, 2019
Assets
Operating Leases
Right of use operating lease assets	Right of use operating lease assets	$320,800
Finance Leases
Property, plant and equipment, gross	Property, plant and equipment	9,086
Accumulated depreciation	Accumulated depreciation	(2,817)
Property, plant and equipment, net	Property, plant and equipment, net	6,269
Total lease assets		$327,069

Liabilities
Operating Leases
Other current	Current operating lease liabilities	$99,642
Non-current	Non-current operating lease liabilities	227,595
Total operating liabilities		327,237
Finance Leases
Short-term debt	Short-term debt and current portion of long-term debt	1,179
Long-term debt	Long-term debt, less current portion	5,130
Total finance liabilities		6,309
Total lease liabilities		$333,546

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Maturities of lease liabilities are as follows:

Year ending December 31,	Finance Leases	Operating Leases	Total
2019 (excluding the three months ended March 30, 2019)	$932	81,796	82,728
2020	1,028	100,986	102,014
2021	608	72,184	72,792
2022	412	46,168	46,580
2023	412	23,123	23,535
Thereafter	3,388	30,289	33,677
Total lease payments	6,780	354,546	361,326
Less imputed interest	471	27,309
Present value, Total	$6,309	327,237

The Company had approximately $5,000 of leases that commenced after March 30, 2019 that created rights and obligations to the Company. These leases are not included in the above maturity schedule.

For additional information regarding the Company’s Commitments and Contingencies as of December 31, 2018 as disclosed for capital and operating leases, see Note 14 in its 2018 Annual Report filed on Form 10-K.

Lease term and discount rate are as follows:

March 30, 2019
Weighted Average Remaining Lease Term
Operating Leases	4.16 years
Finance Leases	8.89 years

Weighted Average Discount Rate
Operating Leases	3.3%
Finance Leases	2.1%

Supplemental cash flow information related to leases was as follows:

Three Months Ended
March 30, 2019
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$31,557
Operating cash flows from finance leases	31
Financing cash flows from finance leases	371
Right-of-use assets obtained in exchange for lease obligations:
Operating Leases	22,243
Finance Leases	—
Amortization:
Amortization of Right of use operating lease assets (1)	28,641

(1) Amortization of Right of use operating lease assets during the period is reflected in Other assets and prepaid expenses on the Condensed Consolidated Statements of Cash Flows.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Stock-based compensation

The Company recognizes compensation expense for all share-based payments granted based on the grant-date fair value estimated in accordance with the provisions of ASC 718-10. Compensation expense is recognized on a straight-line basis over the options’ or other awards’ estimated lives for fixed awards with ratable vesting provisions.

The Company granted 169 restricted stock units (“RSUs”) at a weighted average grant-date fair value of $137.71 per unit for the three months ended March 30, 2019. The Company granted 123 at a weighted average grant-date fair value of $239.04 per unit for the three months ended March 31, 2018. The Company recognized stock-based compensation costs related to the issuance of RSUs of $5,789 ($4,283 net of taxes) and $7,948 ($5,882 net of taxes) for the three months ended March 30, 2019 and March 31, 2018, respectively, which has been allocated to cost of sales and selling, general and administrative expenses. Pre-tax unrecognized compensation expense for unvested RSUs granted to employees, net of estimated forfeitures, was $18,759 as of March 30, 2019, and will be recognized as expense over a weighted-average period of approximately 1.85 years. The Company did not recognize any stock-based compensation costs related to stock options for the three months ended March 30, 2019 and March 31, 2018, respectively.

12. Other expense (income), net

Other expense (income), net is as follows:

	Three Months Ended
	March 30, 2019	March 31, 2018
Foreign currency losses (gains), net	$(1,110)	1,405
Release of indemnification asset	—	1,749
All other, net	(2,626)	844
Total other expense, net	$(3,736)	3,998

13. Income Taxes

For the quarter ended March 30, 2019, the Company recorded income tax expense of $37,018 on earnings before income taxes of $158,593 for an effective tax rate of 23.3%, as compared to an income tax expense of $47,632 on earnings before income taxes of $256,873, for an effective tax rate of 18.5% for the quarter ended March 31, 2018. The difference in the effective tax rates for the comparative periods was caused by the geographic dispersion of profits and losses for the respective periods; the elimination of an annual tax benefit in Italy; and a discrete stock expense.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Stockholders’ Equity

The following tables reflect the changes in stockholders’ equity for the three months ended March 30, 2019 and March 31, 2018 (in thousands).

		Total Stockholders’ Equity
	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interest	Total Stockholders’ Equity
		Shares	Amount				Shares	Amount

January 1, 2019	$—	79,656	$797	$1,852,173	$6,588,197	$(791,608)	(7,349)	$(215,745)	$6,245	$7,440,059
Shares issued under employee and director stock plans	—	115	1	(4,478)	—	—	—	29	—	(4,448)
Stock-based compensation expense	—	—	—	5,789	—	—	—	—	—	5,789
Accretion of redeemable noncontrolling interest	—	—	—	—	—	—	—	—	—	—
Noncontrolling earnings	—	—	—	—	—	—	—	—	(10)	(10)
Currency translation adjustment on non-controlling interests	—	—	—	—	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	13,953	—	—	9	13,962
Prior pension and post-retirement benefit service cost and actuarial gain / loss	—	—	—	—	—	108	—	—	—	108
Net income	—	—	—	—	121,585	—	—	—	—	121,585
March 30, 2019	$—	79,771	$798	$1,853,484	$6,709,782	$(777,547)	(7,349)	$(215,716)	$6,244	$7,577,045

		Total Stockholders’ Equity
	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interest	Total Stockholders’ Equity
		Shares	Amount				Shares	Amount

January 1, 2018	$29,463	81,771	$818	$1,828,131	$6,004,506	$(558,527)	(7,350)	$(215,766)	$7,847	$7,067,009
Shares issued under employee and director stock plans	—	112	1	(9,004)	—	—	—	17	—	(8,986)
Stock-based compensation expense	—	—	—	7,948	—	—	—	—	—	7,948
Accretion of redeemable noncontrolling interest	305	—	—	—	(305)	—	—	—	—	(305)
Noncontrolling earnings	444	—	—	—	—	—	—	—	31	31
Currency translation adjustment on non-controlling interests	711	—	—	—	—	—	—	—	188	188
Currency translation adjustment	—	—	—	—	—	71,494	—	—	—	71,494
Prior pension and post-retirement benefit service cost and actuarial gain / loss	—	—	—	—	—	(135)	—	—	—	(135)
Net income	—	—	—	—	208,766	—	—	—	—	208,766
March 31, 2018	$30,924	81,883	$819	$1,827,075	$6,212,966	$(487,168)	(7,350)	$(215,749)	$8,066	$7,346,009

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Earnings per share

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

	Three Months Ended
	March 30, 2019	March 31, 2018
Net earnings attributable to Mohawk Industries, Inc.	$121,585	208,766
Accretion of redeemable noncontrolling interest (1)	—	(305)
Net earnings available to common stockholders	$121,585	208,461

Weighted-average common shares outstanding-basic and diluted:
Weighted-average common shares outstanding—basic	72,342	74,453
Add weighted-average dilutive potential common shares—options to purchase common shares and RSUs, net	304	476
Weighted-average common shares outstanding-diluted	72,646	74,929

Earnings per share attributable to Mohawk Industries, Inc.
Basic	$1.68	2.80
Diluted	$1.67	2.78

(1) Represents the accretion of the Company’s redeemable noncontrolling interest to redemptive value. The holder put this option to the Company on December 20, 2018 for $33,884.

16. Segment reporting

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Segment information is as follows:

	Three Months Ended
	March 30, 2019	March 31, 2018
Net sales:
Global Ceramic segment	$898,352	876,548
Flooring NA segment	921,980	950,358
Flooring ROW segment	622,158	585,296
Intersegment sales	—	—
Total	$2,442,490	2,412,202

Operating income (loss):
Global Ceramic segment	$84,335	113,417
Flooring NA segment	649	74,748
Flooring ROW segment	90,431	89,060
Corporate and intersegment eliminations	(10,085)	(8,826)
Total	$165,330	268,399

	March 30, 2019	December 31, 2018
Assets:
Global Ceramic segment	$5,503,807	5,194,030
Flooring NA segment	4,020,336	3,938,639
Flooring ROW segment	3,799,591	3,666,617
Corporate and intersegment eliminations	281,341	299,837
Total	$13,605,075	13,099,123

17. Commitments and contingencies

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Belgian Tax Matter

Between 2012 and 2014, the Company received assessments from the Belgian tax authority for the calendar years 2005 through 2010 in the amounts of €46,135, €38,817, €39,635, €30,131, €35,567 and €43,117 respectively, including penalties, but excluding interest. The Belgian tax authority denied the Company’s formal protests against these assessments and the Company brought all six years before the Court of First Appeal in Bruges. The Court of First Appeal in Bruges ruled in favor of the Company on January 27, 2016, with respect to the calendar years ending December 31, 2005 and December 31, 2009; and on June 13, 2018, the Court of First Appeal in Bruges ruled in favor of the Company with respect to the calendar years ending December 31, 2006, December 31, 2007, December 31, 2008 and December 31, 2010. The Belgian tax authority has lodged its Notification of Appeal for all six years with the Ghent Court of Appeal. As of March 2019, the Company received assessments from the Belgian tax authority for tax years 2011 through 2017 in the amount of €40,617, €39,732, €11,358, €23,919, €30,610, €93,145 and €79,933 respectively, including penalties, but excluding interest. The Company intends to file formal protests based on these assessments in a timely manner. The assessments are largely based on the same facts underlying the positive rulings, which the Belgian tax authority is appealing.

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

18. Debt

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

At the Company’s election, revolving loans under the 2015 Senior Credit Facility bear interest at annual rates equal to either (a) LIBOR for 1, 2, 3 or 6 month periods, as selected by the Company, plus an applicable margin ranging between 1.00% and 1.75% (1.125% as of March 30, 2019), or (b) the higher of the Wells Fargo Bank, National Association prime rate, the Federal Funds rate plus 0.5%, or the Eurocurrency Rate (as defined in the 2015 Senior Credit Facility) rate plus 1.0%, plus an applicable margin ranging between 0.00% and 0.75% (0.125% as of March 30, 2019). The Company also pays a commitment fee to the lenders under the 2015 Senior Credit Facility on the average amount by which the aggregate commitments of the lenders exceed

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

utilization of the 2015 Senior Credit Facility ranging from 0.10% to 0.225% per annum (0.125% as of March 30, 2019). The applicable margins and the commitment fee are determined based on whichever of the Company’s Consolidated Net Leverage Ratio or its senior unsecured debt rating (or if not available, corporate family rating) results in the lower applicable margins and commitment fee (with applicable margins and the commitment fee increasing as that ratio increases or those ratings decline, as applicable).

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

As of March 30, 2019, amounts utilized under the 2015 Senior Credit Facility included $20,193 of borrowings and $22,787 of standby letters of credit related to various insurance contracts and foreign vendor commitments. The outstanding borrowings of $1,405,411 under the Company’s U.S. and European commercial paper programs as of March 30, 2019 reduce the availability of the 2015 Senior Credit Facility. Including commercial paper borrowings, the Company has utilized $1,448,391 under the 2015 Senior Credit Facility resulting in a total of $351,609 available as of March 30, 2019.

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

The Company uses its 2015 Senior Credit Facility as a liquidity backstop for its commercial paper programs. Accordingly, the total amount outstanding under all of the Company’s commercial paper programs may not exceed $1,800,000 (less any amounts drawn on the 2015 Senior Credit Facility) at any time.

The proceeds from the issuance of commercial paper notes will be available for general corporate purposes. As of March 30, 2019, there was $688,000 outstanding under the U.S. commercial paper program, and the euro equivalent of $717,411 under the European program. The weighted-average interest rate and maturity period for the U.S. program were 2.78% and 25.44 days, respectively. The weighted average interest rate and maturity period for the European program were (0.21)% and 38.24 days, respectively.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The fair values and carrying values of our debt instruments are detailed as follows:

	March 30, 2019		December 31, 2018
	Fair Value	Carrying Value	Fair Value	Carrying Value
3.85% senior notes, payable February 1, 2023; interest payable semiannually	$618,582	600,000	599,904	600,000
2.00% senior notes, payable January 14, 2022; interest payable annually	583,744	560,915	587,487	572,148
Floating Rate Notes, payable May 18, 2020, interest payable quarterly	336,286	336,549	343,004	343,289
Floating Rate Notes, payable September 11, 2019, interest payable quarterly	336,751	336,549	343,560	343,289
U.S. commercial paper	688,000	688,000	632,668	632,668
European commercial paper	717,411	717,411	707,175	707,175
Five-year senior secured credit facility, due March 26, 2022	20,193	20,193	57,896	57,896
Capital leases and other	6,310	6,310	6,664	6,664
Unamortized debt issuance costs	(4,620)	(4,620)	(5,155)	(5,155)
Total debt	3,302,657	3,261,307	3,273,203	3,257,974
Less current portion of long-term debt and commercial paper	1,763,332	1,763,332	1,742,373	1,742,373
Long-term debt, less current portion	$1,539,325	1,497,975	1,530,830	1,515,601

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

In 2018, the Company invested over $790 million in capital projects to expand capacities, differentiate products, and improve productivity.  In 2019, the Company plans to invest an additional $550-580 million in its existing businesses to complete projects that were begun in 2018 and to commence new initiatives. The largest investments during this two-year period are the expansion of LVT in the U.S. and Europe; ceramic capacity increases in Mexico, Italy, Poland and Russia; luxury laminate in the U.S., Europe and Russia; carpet tile in Europe; sheet vinyl in Russia; and countertops in the U.S. and Europe.

For the three months ended March 30, 2019, net earnings attributable to the Company were $121.6 million, or diluted earnings per share (“EPS”) of $1.67, compared to net earnings attributable to the Company of $208.8 million, or diluted EPS of $2.78 for the three months ended March 31, 2018. The decrease in EPS was primarily attributable to higher inflation, costs due to temporarily reducing production, the impact of restructuring, acquisition and integration-related costs, the net unfavorable impact from foreign exchange rates partially offset by savings from capital investments and cost reduction initiatives.
For the three months ended March 30, 2019, the Company generated $170.1 million of cash from operating activities. As of March 30, 2019, the Company had cash and cash equivalents of $105.7 million, of which $25.7 million was in the United States and $80.0 million was in foreign countries.

Recent Events

On January 31, 2019, the Company completed an acquisition of a hard surface flooring distribution company based in the Netherlands for approximately $72.0 million.

Results of Operations

Quarter Ended March 30, 2019, as compared with Quarter Ended March 31, 2018

Net sales

Net sales for the three months ended March 30, 2019 were $2,442.5 million, reflecting an increase of $30.3 million, or 1.3%, from the $2,412.2 million reported for the three months ended March 31, 2018. The increase was primarily attributable to higher sales volume of approximately $100 million, or 4.1% which includes sales from acquisitions of approximately $120 million, higher legacy sales volume of approximately $16 million partially offset by the unfavorable impact from fewer shipping days in the first quarter of 2019 of approximately $36 million. Net Sales were also affected by the unfavorable net impact from foreign exchange rates of approximately $73 million, or 3%.

Global Ceramic segment—Net sales increased $21.8 million, or 2.5%, to $898.4 million for the three months ended March 30, 2019, compared to $876.5 million for the three months ended March 31, 2018. The increase was primarily attributable to higher sales volume of approximately $40 million which includes sales from acquisitions of approximately $51 million and the impact of positive sales mix of approximately $9 million partially offset by the unfavorable impact of fewer shipping days in the first quarter of 2019 of approximately $12 million and the unfavorable net impact from foreign exchange rates of approximately $27 million.

Flooring NA segment—Net sales decreased $28.4 million, or 3.0%, to $922.0 million for the three months ended March 30, 2019, compared to $950.4 million for the three months ended March 31, 2018. The decrease was primarily attributable to lower volumes of $24 million, the unfavorable impact of fewer shipping days in the first quarter of 2019 of approximately $15 million partially offset by the favorable net impact of price and product mix of approximately $10 million.

Flooring ROW segment—Net sales increased $36.9 million, or 6.3%, to $622.2 million for the three months ended March 30, 2019, compared to $585.3 million for the three months ended March 31, 2018. The increase was primarily attributable higher sales volume of approximately $99 million which includes sales from acquisitions of approximately $69 million, higher legacy sales of $39 million partially offset by the unfavorable net impact of price and product mix of $16 million, the impact of fewer shipping days in the first quarter of 2019 of approximately $10 million and the unfavorable net impact from foreign exchange rates of approximately $46 million.

Gross profit

Gross profit for the three months ended March 30, 2019 was $624.9 million (25.6% of net sales), a decrease of $79.8 million or 11.3%, compared to gross profit of $704.7 million (29.2% of net sales) for the three months ended March 31, 2018. As a percentage of net sales, gross profit decreased 363 basis points. The decrease in gross profit dollars was attributable to higher inflation costs of approximately $45 million, the impact of restructuring, acquisition and integration-related costs of approximately $22 million, the unfavorable net impact from foreign exchange rates of approximately $22 million, an increase in costs of approximately $12 million due to lower than expected production volumes, the unfavorable net impact of price and product mix of $12 million, approximately $7 million of costs due to temporarily reducing production, partially offset by higher sales volume of approximately $21 million, savings from capital investments and cost reduction initiatives of approximately $11 million, and lower start up costs of approximately $9 million.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended March 30, 2019 were $459.6 million (18.8% of net sales), an increase of $23.3 million compared to $436.3 million (18.1% of net sales) for the three months ended March 31, 2018. As a percentage of net sales, selling, general and administrative expenses increased 73 basis points. The increase in selling, general and administrative expenses was primarily attributable to acquisitions of approximately $20 million, inflation of approximately $6 million, approximately $5 million of costs associated with investments in new product development, sales personnel, and marketing, approximately $2 million of expenses driven by higher sales volume partially offset by the favorable net impact from foreign exchange rates of approximately $11 million.

Operating income

Operating income for the three months ended March 30, 2019 was $165.3 million (6.8% of net sales) reflecting a decrease of $103.1 million, or 38.4%, compared to operating income of $268.4 million (11.1% of net sales) for the three months ended March 31, 2018. The decrease in operating income was primarily attributable to higher inflation costs of approximately $51 million, the impact of restructuring, acquisition and integration-related and other costs of approximately $18 million, an increase in costs of approximately $16 million due to lower than expected production volumes, the unfavorable net impact of price and product mix of $12 million, the unfavorable net impact from foreign exchange rates of approximately $11 million, $7 million of costs due to temporarily reducing production, approximately $5 million of costs associated with investments in new product development, sales personnel, and marketing partially offset by savings from capital investments and cost reduction initiatives of approximately $11 million and lower startup costs of approximately $10 million.

Global Ceramic segment—Operating income was $84.3 million (9.4% of segment net sales) for the three months ended March 30, 2019 reflecting a decrease of $29.1 million compared to operating income of $113.4 million (12.9% of segment net sales) for the three months ended March 31, 2018. The decrease in operating income was primarily attributable to higher inflation costs of approximately $21 million, approximately $6 million of costs due to temporarily reducing production, approximately $5 million of costs associated with investments in new product development, sales personnel, and marketing, and the unfavorable net impact from foreign exchange rates of approximately $3 million partially offset by savings from capital investments and cost reduction initiatives of approximately $8 million.

Flooring NA segment—Operating income was $0.6 million (0.1% of segment net sales) for the three months ended March 30, 2019 reflecting a decrease of $74.1 million compared to operating income of $74.7 million (7.9% of segment net sales) for the three months ended March 31, 2018. The decrease in operating income was primarily attributable to higher inflation costs of approximately $39 million, an increase in costs of approximately $20 million due to lower than expected production volumes, the impact of restructuring costs of approximately $14 million and approximately $15 million due to lower sales volumes partially offset by savings from capital investments and cost reduction initiatives of approximately $8 million, lower start up costs of approximately $4 million and the favorable net impact of price and product mix of $3 million.

Flooring ROW segment—Operating income was $90.4 million (14.5% of segment net sales) for the three months ended March 30, 2019 reflecting an increase of $1.4 million compared to operating income of $89.1 million (15.2% of segment net sales) for the three months ended March 31, 2018. The increase in operating income was primarily attributable to increased sales volume of approximately $14 million, lower material inflation costs of approximately $10 million and lower start-up costs of approximately $4 million partially offset by unfavorable net impact of price and product mix of approximately $16 million and the unfavorable net impact from foreign exchange rates of approximately $8 million.

Interest expense

Interest expense was $10.5 million for the three months ended March 30, 2019, reflecting an increase of $2.9 million compared to interest expense of $7.5 million for the three months ended March 31, 2018. The increase in interest expense was primarily due to increased borrowings.

Other expense (income), net

Other expense (income), net was $3.7 million for the three months ended March 30, 2019, reflecting a favorable change of $7.7 million compared to other expense, net of $4.0 million for the three months ended March 31, 2018. The change was primarily attributable to the increased favorable impact from foreign exchange rates on transactions in the current year.

Income tax expense

For the three months ended March 30, 2019, the Company recorded income tax expense of $37.0 million on earnings before income taxes of $158.6 million for an effective tax rate of 23.3%, as compared to income tax expense of $47.6 million on earnings before income taxes of $256.9 million, for an effective tax rate of 18.5% for the three months ended March 31, 2018. The difference in the effective tax rates for the comparative periods was caused by the geographic dispersion of profits and losses for the periods; the elimination of an annual tax benefit in Italy; and a discrete detrimental stock option accounting expense.

Liquidity and Capital Resources

The Company’s primary capital requirements are for working capital, capital expenditures and acquisitions. The Company’s capital needs are met primarily through a combination of internally generated funds, commercial paper, bank credit lines, term and senior notes and credit terms from suppliers.

Net cash provided by operating activities in the first three months of 2019 was $170.1 million, compared to net cash provided by operating activities of $183.2 million in the first three months of 2018. The decrease of $13.1 million in 2019 was primarily attributable to changes in working capital. These changes in working capital reflect normal fluctuations relative to the timing and nature of these transactions.

Net cash used in investing activities in the first three months of 2019 was $211.8 million compared to net cash used in investing activities of $241.4 million in the first three months of 2018. The decrease was primarily due to reduced capital expenditures of $114.0 million partially offset by an increase in acquisition costs of $52.4 million and by the net redemption activity in short-term investments of $31.9 million associated with the Company’s wholly-owned captive insurance company. The Company continues to invest to optimize sales and profit growth this year and beyond with product expansion and cost reduction projects in the business. Capital spending during the remainder of 2019 is expected to approximate $428 million.

Net cash provided by financing activities in the first three months of 2019 was $26.8 million compared to net cash provided by financing activities of $86.6 million in the three months of 2018. The change in cash provided by financing activities is primarily attributable to increased borrowings of $60.1 million.

As of March 30, 2019, the Company had cash of $105.7 million, of which $80.0 million was held outside the United States. The Company plans to permanently reinvest the cash held outside the United States. The Company believes that its cash and cash equivalents on hand, cash generated from operations and availability under its existing credit facilities will be sufficient to meet its capital expenditure, working capital and debt servicing requirements over at least the next twelve months.

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

At the Company’s election, revolving loans under the 2015 Senior Credit Facility bear interest at annual rates equal to either (a) LIBOR for 1, 2, 3 or 6 month periods, as selected by the Company, plus an applicable margin ranging between 1.00% and 1.75% (1.125% as of March 30, 2019), or (b) the higher of the Wells Fargo Bank, National Association prime rate, the Federal Funds rate plus 0.5%, or the Eurocurrency Rate (as defined in the 2015 Senior Credit Facility) rate plus 1.0%, plus an applicable margin ranging between 0.00% and 0.75% (0.125% as of March 30, 2019). The Company also pays a commitment fee to the lenders under the 2015 Senior Credit Facility on the average amount by which the aggregate commitments of the lenders exceed utilization of the 2015 Senior Credit Facility ranging from 0.10% to 0.225% per annum (0.125% as of March 30, 2019). The applicable margins and the commitment fee are determined based on whichever of the Company’s Consolidated Net Leverage Ratio or its senior unsecured debt rating (or if not available, corporate family rating) results in the lower applicable margins and commitment fee (with applicable margins and the commitment fee increasing as that ratio increases or those ratings decline, as applicable).

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

As of March 30, 2019, amounts utilized under the 2015 Senior Credit Facility included $20.2 million of borrowings and $22.8 million of standby letters of credit related to various insurance contracts and foreign vendor commitments. The outstanding borrowings of $1,405.4 million under the Company’s U.S. and European commercial paper programs as of March 30, 2019 reduce the availability of the 2015 Senior Credit Facility. Including commercial paper borrowings, the Company has utilized $1,448.4 million under the 2015 Senior Credit Facility resulting in a total of $351.6 million available as of March 30, 2019.

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

The Company uses its 2015 Senior Credit Facility as a liquidity backstop for its commercial paper programs. Accordingly, the total amount outstanding under all of the Company’s commercial paper programs may not exceed $1,800.0 million (less any amounts drawn on the 2015 Senior Credit Facility) at any time.

The proceeds from the issuance of commercial paper notes will be available for general corporate purposes. As of March 30, 2019, there was $688.0 million outstanding under the U.S. commercial paper program, and the euro equivalent of $717.4 million under the European program. The weighted-average interest rate and maturity period for the U.S. program were 2.78% and 25.44 days, respectively. The weighted average interest rate and maturity period for the European program were (0.21)% and 38.24 days, respectively.

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

On June 9, 2015, the Company issued €500.0 million aggregate principal amount of 2.00% Senior Notes (“2.00% Senior Notes”) due January 14, 2022. The 2.00% Senior Notes are senior unsecured obligations of the Company and rank pari passu with all of the Company’s existing and future unsecured indebtedness. Interest on the 2.00% Senior Notes is payable annually in cash on January 14 of each year, commencing on January 14, 2016. The Company paid financing costs of $4.2 million in connection with the 2.00% Senior Notes. These costs were deferred and are being amortized over the term of the 2.00% Senior Notes.

On January 31, 2013, the Company issued $600.0 million aggregate principal amount of 3.85% Senior Notes (“3.85% Senior Notes”) due February 1, 2023. The 3.85% Senior Notes are senior unsecured obligations of the Company and rank pari passu with all the Company’s existing and future unsecured indebtedness. Interest on the 3.85% Senior Notes is payable semi-annually in cash on February 1 and August 1 of each year. The Company paid financing costs of $6.0 million in connection with the 3.85% Senior Notes. These costs were deferred and are being amortized over the term of the 3.85% Senior Notes.

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

Contractual Obligations

There have been no significant changes to the Company’s contractual obligations as disclosed in the Company’s 2018 Annual Report filed on Form 10-K.

Critical Accounting Policies and Estimates

Refer to Note 1 - General, Note 3 - Revenue from Contracts with Customers and Note 10 - Leases within our Condensed Consolidated Financial Statements of this Form 10-Q for a discussion of the Company’s updated accounting policies on revenue recognition and lease accounting. The Company’s critical accounting policies and estimates are described in its 2018 Annual Report filed on Form 10-K.

Recent Accounting Pronouncements

See Note 1 in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q under the heading “Recent Accounting Pronouncements” for a discussion of new accounting pronouncements which is incorporated herein by reference.

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

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of March 30, 2019.

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

Forward-Looking Information

Certain of the statements in this Form 10-Q, particularly those anticipating future performance, business prospects, growth and operating strategies, and similar matters, and those that include the words “could,” “should,” “believes,” “anticipates,” “expects” and “estimates” or similar expressions constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For those statements, Mohawk claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. There can be no assurance that the forward-looking statements will be accurate because they are based on many assumptions, which involve risks and uncertainties. The following important factors could cause future results to differ: changes in economic or industry conditions; competition; inflation and deflation in raw material prices and other input costs; inflation and deflation in consumer markets; energy costs and supply; timing and level of capital expenditures; timing and implementation of price increases for the Company’s products; impairment charges; ability to identify attractive acquisition targets; ability to successfully complete and integrate acquisitions; international operations; changes in foreign exchange rates; introduction of new products; rationalization of operations; tax, product and other claims; litigation; and other risks identified in Item 1A “Risk Factors” in the Company’s 2018 Annual Report on Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of March 30, 2019, approximately 36% of the Company’s debt portfolio was comprised of fixed-rate debt and 64% was floating-rate debt. A 1.0 percentage point increase in the interest rate of the floating-rate debt would have resulted in an increase in interest expense of $4.2 million for the three months ended March 30, 2019. There have been no significant changes to the Company’s exposure to market risk as disclosed in the Company’s 2018 Annual Report filed on Form 10-K.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting other than the Company adopted ASC 842, Leases, on January 1, 2019, and implemented new controls and processes to meet the requirements of the standard.

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

Belgian Tax Matter

Between 2012 and 2014, the Company received assessments from the Belgian tax authority for the calendar years 2005 through 2010 in the amounts of €46.1 million, €38.8 million, €39.6 million, €30.1 million, €35.6 million and €43.1 million, respectively, including penalties, but excluding interest. The Belgian tax authority denied the Company’s formal protests against these assessments and the Company brought all six years before the Court of First Appeal in Bruges. The Court of First Appeal in Bruges ruled in favor of the Company on January 27, 2016, with respect to the calendar years ending December 31, 2005 and December 31, 2009; and on June 13, 2018, the Court of First Appeal in Bruges ruled in favor of the Company with respect to the calendar years ending December 31, 2006, December 31, 2007, December 31, 2008 and December 31, 2010. The Belgian tax authority has lodged its Notification of Appeal for all six years with the Ghent Court of Appeal. As of March 2019, the Company received assessments from the Belgian tax authority for tax years 2011 through 2017 in the amount of €40.6 million, €39.7 million, €11.4 million, €23.9 million, €30.6 million, €93.1 million and €79.9 million respectively, including penalties, but excluding interest. The Company intends to file formal protests based on these assessments in a timely manner. The assessments are largely based on the same facts underlying the positive rulings, which the Belgian tax authority is appealing.

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

There have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2018. The risk factors disclosed in our Annual Report on Form 10-K, in addition to the other information set forth in this report, could materially affect our business, financial condition or results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On October 25, 2018, the Company announced that its Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to $500 million in shares of its common stock. Under the share repurchase plan, the Company may purchase common stock in open market transactions, block or privately negotiated transactions, and may from time to time purchase shares pursuant to trading plans in accordance with Rules 10b5-1 or 10b-18 under the Exchange Act or by any combination of such methods. The number of shares to be purchased and the timing of the purchases are based on a variety of factors, including, but not limited to, the level of cash balances, credit availability, debt covenant restrictions, general business conditions, regulatory requirements, the market price of the Company’s stock and the availability of alternative investment opportunities. No time limit was set for completion of repurchases under the new authorization and the program may be suspended or discontinued at any time. The new program replaces any previously authorized share repurchase programs.

There was no share repurchase activity during the three months ended March 30, 2019.

Period	Total Number of Shares Purchased in Millions	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan in Millions	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan in Millions
January 1 through February 2, 2019	—	$—	—	$225.9
February 3 through March 2, 2019	—	$—	—	$225.9
March 3 through March 31, 2019	—	$—	—	$225.9
Total	—	$—	—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

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

MOHAWK INDUSTRIES, INC.
(Registrant)

Dated:	May 3, 2019	By:	/s/ Jeffrey S. Lorberbaum
JEFFREY S. LORBERBAUM
Chairman and Chief Executive Officer
(principal executive officer)

Dated:	May 3, 2019	By:	/s/ Glenn Landau
GLENN LANDAU
Chief Financial Officer
(principal financial officer)