Form 10-Q
period 2019-06-29
MOHAWK INDUSTRIES INC
filed 2019-08-02
CIK 851968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to

Commission File Number 01-13697
 __________________________________________
MOHAWK INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware			52-1604305
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

160 S. Industrial Blvd.	Calhoun	Georgia	30701
(Address of principal executive offices)			(Zip Code)
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
The number of shares outstanding of the issuer’s common stock as of July 31, 2019, the latest practicable date, is as follows: 72,152,534 shares of common stock, $.01 par value.

MOHAWK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data) (Unaudited)

	June 29, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$128,096	119,050
Receivables, net	1,819,474	1,606,159
Inventories	2,367,631	2,287,615
Prepaid expenses	419,775	421,553
Other current assets	73,341	74,919
Total current assets	4,808,317	4,509,296
Property, plant and equipment	8,397,127	8,227,074
Less: accumulated depreciation	3,682,821	3,527,172
Property, plant and equipment, net	4,714,306	4,699,902
Right of use operating lease assets	343,716	—
Goodwill	2,565,702	2,520,966
Tradenames	708,779	707,380
Other intangible assets subject to amortization, net	241,845	254,430
Deferred income taxes and other non-current assets	423,437	407,149
	$13,806,102	13,099,123

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$1,891,512	1,742,373
Accounts payable and accrued expenses	1,713,934	1,523,866
Current operating lease liabilities	100,345	—
Total current liabilities	3,705,791	3,266,239
Deferred income taxes	422,544	413,740
Long-term debt, less current portion	1,169,489	1,515,601
Non-current operating lease liabilities	249,844	—
Other long-term liabilities	436,843	463,484
Total liabilities	5,984,511	5,659,064
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $.01 par value; 60 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 150,000 shares authorized; 79,712 and 79,656 shares issued in 2019 and 2018, respectively	797	797
Additional paid-in capital	1,859,248	1,852,173
Retained earnings	6,903,261	6,588,197
Accumulated other comprehensive loss	(732,521)	(791,608)
	8,030,785	7,649,559
Less: treasury stock at cost; 7,348 and 7,349 shares in 2019 and 2018, respectively	215,712	215,745
Total Mohawk Industries, Inc. stockholders’ equity	7,815,073	7,433,814
Nonredeemable noncontrolling interest	6,518	6,245
Total stockholders’ equity	7,821,591	7,440,059
	$13,806,102	13,099,123
See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net sales	$2,584,485	2,577,014	5,026,975	4,989,216
Cost of sales	1,847,867	1,810,459	3,665,430	3,517,969
Gross profit	736,618	766,555	1,361,545	1,471,247
Selling, general and administrative expenses	469,758	440,248	929,355	876,541
Operating income	266,860	326,307	432,190	594,706
Interest expense	10,521	7,863	20,994	15,391
Other expense (income), net	(3,048)	2,090	(6,784)	6,088
Earnings before income taxes	259,387	316,354	417,980	573,227
Income tax expense	56,733	118,809	93,751	166,441
Net earnings including noncontrolling interests	202,654	197,545	324,229	406,786
Net income attributable to noncontrolling interests	213	959	203	1,434
Net earnings attributable to Mohawk Industries, Inc.	$202,441	196,586	324,026	405,352

Basic earnings per share attributable to Mohawk Industries, Inc.
Basic earnings per share attributable to Mohawk Industries, Inc.	$2.80	2.64	4.50	5.44
Weighted-average common shares outstanding—basic	72,402	74,597	71,970	74,525

Diluted earnings per share attributable to Mohawk Industries, Inc.
Diluted earnings per share attributable to Mohawk Industries, Inc.	$2.79	2.62	4.48	5.41
Weighted-average common shares outstanding—diluted	72,680	74,937	72,250	74,928
See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net earnings including noncontrolling interests	$202,654	197,545	324,229	406,786
Other comprehensive income (loss):
Foreign currency translation adjustments	45,127	(186,350)	59,089	(113,957)
Pension prior service cost and actuarial gain (loss), net of tax	(41)	358	67	223
Other comprehensive income (loss)	45,086	(185,992)	59,156	(113,734)
Comprehensive income	247,740	11,553	383,385	293,052
Comprehensive income (loss) attributable to noncontrolling interests	274	(1,068)	273	306
Comprehensive income attributable to Mohawk Industries, Inc.	$247,466	12,621	383,112	292,746
See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 29, 2019	June 30, 2018
Cash flows from operating activities:
Net earnings	$324,229	406,786
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Restructuring	37,758	31,311
Depreciation and amortization	277,773	249,702
Deferred income taxes	7,036	53,031
(Gain) loss on disposal of property, plant and equipment	4,981	(806)
Stock-based compensation expense	11,577	21,593
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	(202,657)	(198,131)
Inventories	(59,250)	(132,508)
Other assets and prepaid expenses	(27,404)	(39,639)
Accounts payable and accrued expenses	205,633	228,789
Other liabilities	(13,349)	858
Net cash provided by operating activities	566,327	620,986
Cash flows from investing activities:
Additions to property, plant and equipment	(281,059)	(498,354)
Acquisitions, net of cash acquired	(76,847)	(24,410)
Purchases of short-term investments	(310,000)	(392,096)
Redemption of short-term investments	314,000	429,000
Net cash used in investing activities	(353,906)	(485,860)
Cash flows from financing activities:
Payments on Senior Credit Facilities	(241,354)	(441,049)
Proceeds from Senior Credit Facilities	212,223	455,015
Payments on Commercial Paper	(8,547,107)	(7,901,645)
Proceeds from Commercial Paper	8,392,082	7,853,591
Proceeds from Floating Rate Notes	—	353,648
Payments of other debt and financing costs	(571)	—
Debt issuance costs	—	(800)
Purchase of Mohawk common stock	(8,963)	—
Change in outstanding checks in excess of cash	(7,036)	(1,545)
Shares redeemed for taxes	(4,711)	(9,188)
Proceeds from stock transactions	1	2
Net cash (used in) provided by financing activities	(205,436)	308,029
Effect of exchange rate changes on cash and cash equivalents	2,061	(9,813)
Net change in cash and cash equivalents	9,046	433,342
Cash and cash equivalents, beginning of period	119,050	84,884
Cash and cash equivalents, end of period	$128,096	518,226

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

Hedges of Net Investments in Non-U.S. Operations

The Company has numerous investments outside the United States. The net assets of these subsidiaries are exposed to changes and volatility in currency exchange rates. The Company uses foreign currency denominated debt to hedge its non-U.S. net investments against adverse movements in exchange rates. The gains and losses on the Company’s net investments in its non-U.S. operations are economically offset by losses and gains on its foreign currency borrowings. The Company designated its €500,000 2.00% Senior Notes borrowing as a net investment hedge of a portion of its European operations. For the six months ended June 29, 2019 and June 30, 2018, the change in the U.S. dollar value of the Company’s euro denominated debt was a decrease of $3,578 ($2,718 net of taxes) and a decrease of $15,984 ($11,288 net of taxes), respectively, which is recorded in the foreign currency translation adjustment component of accumulated other comprehensive income (loss). The change in the U.S. dollar value of the Company’s debt partially offsets the euro-to-dollar translation of the Company’s net investment in its European operations.

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

The adoption of ASC 842 had a material impact on the Company’s condensed consolidated balance sheets, but did not have a material impact on our condensed consolidated statements of operations or cashflow. The most significant impact was the recognition of ROU assets of $328,169 and lease liabilities for operating leases of $332,286 at January 1, 2019, based on the present value of the future minimum rental payments for existing operating leases. The difference in the balances is due to deferred rent, tenant incentive allowances and prepaid amounts taken into account for adoption. Our accounting for finance leases remained substantially unchanged, See Note 10 - Leases.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

On July 2, 2018, the Company completed its acquisition of Godfrey Hirst Group, the leading flooring company in Australia and New Zealand, further extending Mohawk’s global position. The total value of the acquisition was $400,894. The Company’s acquisition of Godfrey Hirst Group resulted in allocations of goodwill of $88,655, indefinite-lived tradename intangible assets of $58,671 and intangible assets subject to amortization of $43,635. The goodwill is deductible for tax purposes. The factors contributing to the recognition of the amount of goodwill include product, sales and manufacturing synergies. The Godfrey Hirst Group’s results have been included in the condensed consolidated financial statements since the date of acquisition in the Flooring NA and Flooring ROW segments.

During the first quarter of 2018, the Company completed the acquisition of three businesses in the Flooring ROW segment for $24,610, resulting in a goodwill allocation of $12,874 and intangibles subject to amortization of $7.

2017 Acquisitions

On April 4, 2017, the Company completed its purchase of Emilceramica S.r.l (“Emil”), a ceramic company in Italy. The total value of the acquisition was $186,099. The Emil acquisition will enhance the Company’s cost position and strengthen its combined brand and distribution in Europe. The acquisition’s results and purchase price allocation have been included in the condensed consolidated financial statements since the date of the acquisition. The Company’s acquisition of Emil resulted in a goodwill allocation of $59,491, indefinite-lived tradename intangible asset of $16,196 and an intangible asset subject to amortization of $2,348. The goodwill was not directly deductible for tax purposes. The Emil results are reflected in the Global Ceramic segment and the results of Emil’s operations are not material to the Company’s consolidated results of operations.

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

Contract liabilities

The Company historically records contract liabilities when it receives payment prior to fulfilling a performance obligation. Contract liabilities related to revenues are recorded in accounts payable and accrued expenses on the accompanying condensed consolidating balance sheets. The Company had contract liabilities of $37,685 and $34,486 as of June 29, 2019 and January 1, 2019, respectively.

Performance obligations

Substantially all of the Company’s revenue is recognized at a point in time when the product is either shipped or received from the Company’s facilities and control of the product is transferred to the customer.  Accordingly, in any period, the Company does not recognize a significant amount of revenue from performance obligations satisfied or partially satisfied in prior periods and the amount of such revenue recognized during the three and six months ended June 29, 2019 was immaterial.

Costs to obtain a contract

The Company historically incurs certain incremental costs to obtain revenue contracts. These costs relate to marketing display structures and are capitalized when the amortization period is greater than one year, with the amount recorded in other assets on the accompanying condensed consolidated balance sheets. Capitalized costs to obtain contracts were $67,900 and $57,840 as of June 29, 2019 and January 1, 2019, respectively. Amortization expense recognized during the six months ended June 29, 2019 related to these capitalized costs was $27,410.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revenue disaggregation

The following table presents the Company’s segment revenues disaggregated by the geographical market location of customer sales and product categories for the three months ended June 29, 2019 and June 30, 2018:

June 29, 2019	Global Ceramic segment	Flooring NA segment	Flooring ROW segment	Total
Geographical Markets
United States	$554,509	946,086	709	1,501,304
Europe	205,205	2,164	475,761	683,130
Russia	67,792	22	27,087	94,901
Other	130,525	35,167	139,458	305,150
	$958,031	983,439	643,015	2,584,485

Product Categories
Ceramic & Stone	$958,031	13,915	—	971,946
Carpet & Resilient	—	808,402	201,519	1,009,921
Laminate & Wood	—	161,122	215,058	376,180
Other (1)	—	—	226,438	226,438
	$958,031	983,439	643,015	2,584,485

June 30, 2018	Global Ceramic segment	Flooring NA segment	Flooring ROW segment	Total
Geographical Markets
United States	$578,535	1,013,994	—	1,592,529
Europe	208,671	1,870	490,885	701,426
Russia	63,709	—	26,553	90,262
Other	78,382	41,706	72,709	192,797
	$929,297	1,057,570	590,147	2,577,014

Product Categories
Ceramic & Stone	$929,297	18,178	—	947,475
Carpet & Resilient	—	859,179	132,578	991,757
Laminate & Wood	—	180,213	216,754	396,967
Other (1)	—	—	240,815	240,815
	$929,297	1,057,570	590,147	2,577,014

(1) Other includes roofing elements, insulation boards, chipboards and IP contracts.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents the Company’s segment revenues disaggregated by the geographical market location of customer sales and product categories for the six months ended June 29, 2019 and June 30, 2018:

June 29, 2019	Global Ceramic segment	Flooring NA segment	Flooring ROW segment	Total
Geographical Markets
United States	$1,096,335	1,829,328	777	2,926,440
Europe	384,515	4,001	945,678	1,334,194
Russia	119,707	52	50,701	170,460
Other	255,826	72,038	268,017	595,881
	$1,856,383	1,905,419	1,265,173	5,026,975

Product Categories
Ceramic & Stone	$1,856,383	28,358	—	1,884,741
Carpet & Resilient	—	1,543,826	392,448	1,936,274
Laminate & Wood	—	333,235	425,259	758,494
Other (1)	—	—	447,466	447,466
	$1,856,383	1,905,419	1,265,173	5,026,975

June 30, 2018	Global Ceramic segment	Flooring NA segment	Flooring ROW segment	Total
Geographical Markets
United States	$1,134,722	1,922,116	—	3,056,838
Europe	398,906	3,520	985,528	1,387,954
Russia	115,131	—	45,982	161,113
Other	157,086	82,292	143,933	383,311
	$1,805,845	2,007,928	1,175,443	4,989,216

Product Categories
Ceramic & Stone	$1,805,845	35,721	—	1,841,566
Carpet & Resilient	—	1,614,725	261,589	1,876,314
Laminate & Wood	—	357,482	442,897	800,379
Other (1)	—	—	470,957	470,957
	$1,805,845	2,007,928	1,175,443	4,989,216

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

Restructuring, acquisition transaction and integration-related costs consisted of the following during the three and six months ended June 29, 2019 and June 30, 2018:

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Cost of sales
Restructuring costs (1)	$4,379	9,331	35,913	23,421
Acquisition integration-related costs	1,488	2,687	2,556	3,095
Restructuring and acquisition integration-related costs	$5,867	12,018	38,469	26,516

Selling, general and administrative expenses
Restructuring costs (1)	$443	3,798	1,845	7,890
Acquisition transaction-related costs	637	63	917	63
Acquisition integration-related costs	1,988	163	3,407	3,677
Restructuring, acquisition transaction and integration-related costs	$3,068	4,024	6,169	11,630

(1) The restructuring costs for 2019 and 2018 primarily relate to the Company’s actions taken to lower its cost structure and improve efficiencies of manufacturing and distribution operations as well as actions related to the Company’s recent acquisitions.

The restructuring activity for the six months ended June 29, 2019 is as follows:

	Lease impairments	Asset write-downs	Severance	Other restructuring costs	Total
Balance as of December 31, 2018	$397	—	7,866	250	8,513
Provision - Global Ceramic segment	—	—	4,879	—	4,879
Provision - Flooring NA segment	—	21,791	1,127	8,032	30,950
Provision - Flooring ROW segment	—	86	1,843	—	1,929
Cash payments	(173)	—	(8,688)	(7,921)	(16,782)
Non-cash items	—	(21,877)	(13)	(111)	(22,001)
Balance as of June 29, 2019	$224	—	7,014	250	7,488

The Company expects the remaining severance and other restructuring costs to be paid over the next 12 months.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Receivables, net

Receivables, net are as follows:

	At June 29, 2019	At December 31, 2018
Customers, trade	$1,793,551	1,562,284
Income tax receivable	17,414	17,217
Other	81,291	101,376
	1,892,256	1,680,877
Less: allowance for discounts, claims and doubtful accounts	72,782	74,718
Receivables, net	$1,819,474	1,606,159

6. Inventories

The components of inventories are as follows:

	At June 29, 2019	At December 31, 2018
Finished goods	$1,656,916	1,582,112
Work in process	154,961	165,616
Raw materials	555,754	539,887
Total inventories	$2,367,631	2,287,615

7. Goodwill and intangible assets

The components of goodwill and other intangible assets are as follows:

Goodwill:

	Global Ceramic segment	Flooring NA segment	Flooring ROW segment	Total
Balance as of December 31, 2018
Goodwill	$1,564,987	874,198	1,409,206	3,848,391
Accumulated impairment losses	(531,930)	(343,054)	(452,441)	(1,327,425)
	1,033,057	531,144	956,765	2,520,966

Goodwill recognized during the period	(2,889)	—	47,543	44,654
Currency translation during the period	5,879	—	(5,797)	82

Balance as of June 29, 2019
Goodwill	1,567,977	874,198	1,450,952	3,893,127
Accumulated impairment losses	(531,930)	(343,054)	(452,441)	(1,327,425)
	$1,036,047	531,144	998,511	2,565,702

Intangible assets not subject to amortization:

Tradenames
Balance as of December 31, 2018	$707,380
Intangible assets acquired during the period	(874)
Currency translation during the period	2,273
Balance as of June 29, 2019	$708,779

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Intangible assets subject to amortization:

Gross carrying amounts:	Customer relationships	Patents	Other	Total
Balance as of December 31, 2018	$651,012	254,483	6,535	912,030
Intangible assets recognized during the period	2,092	—	—	2,092
Currency translation during the period	(2,464)	(1,624)	(9)	(4,097)
Balance as of June 29, 2019	$650,640	252,859	6,526	910,025

Accumulated amortization:	Customer relationships	Patents	Other	Total
Balance as of December 31, 2018	$406,386	249,988	1,227	657,601
Amortization during the period	12,597	1,072	15	13,684
Currency translation during the period	(1,523)	(1,580)	(2)	(3,105)
Balance as of June 29, 2019	$417,460	249,480	1,240	668,180

Intangible assets subject to amortization, net	$233,180	3,379	5,286	241,845

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Amortization expense	$6,955	7,483	13,684	15,050

8. Accounts payable and accrued expenses

Accounts payable and accrued expenses are as follows:

	At June 29, 2019	At December 31, 2018
Outstanding checks in excess of cash	$7,559	14,624
Accounts payable, trade	976,231	811,879
Accrued expenses	454,930	430,431
Product warranties	47,873	47,511
Accrued interest	15,745	21,908
Accrued compensation and benefits	211,596	197,513
Total accounts payable and accrued expenses	$1,713,934	1,523,866

9. Accumulated other comprehensive income (loss)

The changes in accumulated other comprehensive income (loss) by component, for the six months ended June 29, 2019 are as follows:

	Foreign currency translation adjustments	Pensions, net of tax	Total
Balance as of December 31, 2018	$(782,102)	(9,506)	(791,608)
Current period other comprehensive income	59,020	67	59,087
Balance as of June 29, 2019	$(723,082)	(9,439)	(732,521)

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

We rent or sublease certain real estate to third parties. Our sublease portfolio consists mainly of operating leases.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The components of lease costs are as follows:

	Three Months Ended June 29, 2019			Six Months Ended June 29, 2019
	Cost of Goods Sold	Selling, General and Administrative	Total	Cost of Goods Sold	Selling, General and Administrative	Total
Operating lease costs
Fixed	$8,169	22,807	30,976	15,857	47,262	63,119
Short-term	1,552	3,577	5,129	2,991	6,486	9,477
Variable	2,093	9,348	11,441	4,371	14,548	18,919
Sub-leases	(41)	(151)	(192)	(125)	(284)	(409)
	11,773	35,581	47,354	23,094	68,012	91,106
Finance lease costs
Amortization of leased assets	—	392	392	—	824	824
Interest on lease liabilities	—	58	58	—	89	89
	—	450	450	—	913	913
Net lease costs	$11,773	36,031	47,804	23,094	68,925	92,019

Supplemental balance sheet information related to leases is as follows:

	Classification	At June 29, 2019
Assets
Operating Leases
Right of use operating lease assets	Right of use operating lease assets	$343,716
Finance Leases
Property, plant and equipment, gross	Property, plant and equipment	7,955
Accumulated depreciation	Accumulated depreciation	(2,838)
Property, plant and equipment, net	Property, plant and equipment, net	5,117
Total lease assets		$348,833

Liabilities
Operating Leases
Other current	Current operating lease liabilities	$100,345
Non-current	Non-current operating lease liabilities	249,844
Total operating liabilities		350,189
Finance Leases
Short-term debt	Short-term debt and current portion of long-term debt	1,012
Long-term debt	Long-term debt, less current portion	5,014
Total finance liabilities		6,026
Total lease liabilities		$356,215

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Maturities of lease liabilities are as follows:

Year ending December 31,	Finance Leases	Operating Leases	Total
2019 (excluding the six months ended June 29, 2019)	$477	61,429	61,906
2020	1,034	110,389	111,423
2021	738	82,494	83,232
2022	488	55,932	56,420
2023	418	29,997	30,415
Thereafter	2,930	43,162	46,092
Total lease payments	6,085	383,403	389,488
Less imputed interest	59	33,214
Present value, Total	$6,026	350,189

The Company had approximately $5,151 of leases that commenced after June 29, 2019 that created rights and obligations to the Company. These leases are not included in the above maturity schedule.

For additional information regarding the Company’s Commitments and Contingencies as of December 31, 2018 as disclosed for capital and operating leases, see Note 14 in its 2018 Annual Report filed on Form 10-K.

Lease term and discount rate are as follows:

At June 29, 2019
Weighted Average Remaining Lease Term
Operating Leases	4.71 years
Finance Leases	9.08 years

Weighted Average Discount Rate
Operating Leases	3.3%
Finance Leases	0.9%

Supplemental cash flow information related to leases was as follows:

Six Months Ended
June 29, 2019
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$63,910
Operating cash flows from finance leases	26
Financing cash flows from finance leases	732
Right-of-use assets obtained in exchange for lease obligations:
Operating Leases	90,091
Finance Leases	195
Amortization:
Amortization of Right of use operating lease assets (1)	56,950

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

The Company granted 18 restricted stock units (“RSUs”) at a weighted average grant-date fair value of $133.45 per unit for the three months ended June 29, 2019. The Company granted 187 RSUs at a weighted average grant-date fair value of $137.30 per unit for the six months ended June 29, 2019. The Company granted 4 RSUs at a weighted average grant-date fair value of $204.35 per unit for the three months ended June 30, 2018. The Company granted 127 at a weighted average grant-date fair value of $237.94 per unit for the six months ended June 30, 2018. The Company recognized stock-based compensation costs related to the issuance of RSUs of $5,788 ($4,283 net of taxes) and $13,645 ($10,097 net of taxes) for the three months ended June 29, 2019 and June 30, 2018, respectively, which has been allocated to cost of sales and selling, general and administrative expenses. The Company recognized stock-based compensation costs related to the issuance of RSUs of $11,577 ($8,567 net of taxes) and $21,593 ($15,979 net of taxes) for the six months ended June 29, 2019 and June 30, 2018, respectively, which has been allocated to cost of sales and selling, general and administrative expenses. Pre-tax unrecognized compensation expense for unvested RSUs granted to employees, net of estimated forfeitures, was $29,629 as of June 29, 2019, and will be recognized as expense over a weighted-average period of approximately 1.70 years. The Company did not recognize any stock-based compensation costs related to stock options for the six months ended June 29, 2019 and June 30, 2018, respectively.

12. Other expense (income), net

Other expense (income), net is as follows:

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Foreign currency losses (gains), net	$2,088	3,317	978	4,722
Release of indemnification asset	—	—	—	1,749
All other, net	(5,136)	(1,227)	(7,762)	(383)
Total other expense, net	$(3,048)	2,090	(6,784)	6,088

13. Income Taxes

For the quarter ended June 29, 2019, the Company recorded income tax expense of $56,733 on earnings before income taxes of $259,387 for an effective tax rate of 21.9%, as compared to an income tax expense of $118,809 on earnings before income taxes of $316,354, for an effective tax rate of 37.6% for the quarter ended June 30, 2018. For the six months ended June 29, 2019, the Company recorded income tax expense of $93,751 on earnings before income taxes of $417,980 for an effective tax rate of 22.4%, as compared to an income tax expense of $166,441 on earnings before income taxes of $573,227, for an effective tax rate of 29.0% for the six months ended June 30, 2018. The difference in the effective tax rates for the comparative periods was caused by geographical dispersion of profits and losses and the issuance of IRS Notice 2018-26 which caused the Company to record $54,674 of additional net tax expense.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Stockholders’ Equity

The following tables reflect the changes in stockholders’ equity for the three months ended June 29, 2019 and June 30, 2018 (in thousands).

		Total Stockholders’ Equity
	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interest	Total Stockholders’ Equity
		Shares	Amount				Shares	Amount

March 30, 2019	$—	79,771	$798	$1,853,484	$6,709,782	$(777,547)	(7,349)	$(215,716)	$6,244	$7,577,045
Shares issued under employee and director stock plans	—	7	—	(24)	—	—	1	4	—	(20)
Stock-based compensation expense	—	—	—	5,788	—	—	—	—	—	5,788
Repurchases of common stock	—	(66)	(1)	—	(8,962)	—	—	—	—	(8,963)
Accretion of redeemable noncontrolling interest	—	—	—	—	—	—	—	—	—	—
Noncontrolling earnings	—	—	—	—	—	—	—	—	214	214
Currency translation adjustment on non-controlling interests	—	—	—	—	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	45,067	—	—	60	45,127
Prior pension and post-retirement benefit service cost and actuarial gain / loss	—	—	—	—	—	(41)	—	—	—	(41)
Net income	—	—	—	—	202,441	—	—	—	—	202,441
June 29, 2019	$—	79,712	$797	$1,859,248	$6,903,261	$(732,521)	(7,348)	$(215,712)	$6,518	$7,821,591

		Total Stockholders’ Equity
	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interest	Total Stockholders’ Equity
		Shares	Amount				Shares	Amount

March 31, 2018	$30,924	81,883	$819	$1,827,075	$6,212,966	$(487,168)	(7,350)	$(215,749)	$8,066	$7,346,009
Shares issued under employee and director stock plans	—	69	1	1,340	—	—	—	4	—	1,345
Stock-based compensation expense	—	—	—	13,645	—	—	—	—	—	13,645
Repurchases of common stock	—	—	—	—	—	—	—	—	—	—
Accretion of redeemable noncontrolling interest	—	—	—	—	—	—	—	—	—	—
Noncontrolling earnings	781	—	—	—	—	—	—	—	178	178
Currency translation adjustment on non-controlling interests	(1,662)	—	—	—	—	—	—	—	(364)	(364)
Currency translation adjustment	—	—	—	—	—	(184,323)	—	—	—	(184,323)
Prior pension and post-retirement benefit service cost and actuarial gain / loss	—	—	—	—	—	358	—	—	—	358
Net income	—	—	—	—	196,586	—	—	—	—	196,586
June 30, 2018	$30,043	81,952	$820	$1,842,060	$6,409,552	$(671,133)	(7,350)	$(215,745)	$7,880	$7,373,434

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables reflect the changes in stockholders’ equity for the six months ended June 29, 2019 and June 30, 2018 (in thousands).

		Total Stockholders’ Equity
	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interest	Total Stockholders’ Equity
		Shares	Amount				Shares	Amount

January 1, 2019	$—	79,656	$797	$1,852,173	$6,588,197	$(791,608)	(7,349)	$(215,745)	$6,245	$7,440,059
Shares issued under employee and director stock plans	—	122	1	(4,502)	—	—	1	33	—	(4,468)
Stock-based compensation expense	—	—	—	11,577	—	—	—	—	—	11,577
Repurchases of common stock	—	(66)	(1)	—	(8,962)	—	—	—	—	(8,963)
Accretion of redeemable noncontrolling interest	—	—	—	—	—	—	—	—	—	—
Noncontrolling earnings	—	—	—	—	—	—	—	—	204	204
Currency translation adjustment on non-controlling interests	—	—	—	—	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	59,020	—	—	69	59,089
Prior pension and post-retirement benefit service cost and actuarial gain / loss	—	—	—	—	—	67	—	—	—	67
Net income	—	—	—	—	324,026	—	—	—	—	324,026
June 29, 2019	$—	79,712	$797	$1,859,248	$6,903,261	$(732,521)	(7,348)	$(215,712)	$6,518	$7,821,591

		Total Stockholders’ Equity
	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interest	Total Stockholders’ Equity
		Shares	Amount				Shares	Amount

January 1, 2018	$29,463	81,771	$818	$1,828,131	$6,004,506	$(558,527)	(7,350)	$(215,766)	$7,847	$7,067,009
Shares issued under employee and director stock plans	—	181	2	(7,664)	—	—	—	21	—	(7,641)
Stock-based compensation expense	—	—	—	21,593	—	—	—	—	—	21,593
Repurchases of common stock	—	—	—	—	—	—	—	—	—	—
Accretion of redeemable noncontrolling interest	305	—	—	—	(305)	—	—	—	—	(305)
Noncontrolling earnings	1,226	—	—	—	—	—	—	—	209	209
Currency translation adjustment on non-controlling interests	(951)	—	—	—	—	—	—	—	(176)	(176)
Currency translation adjustment	—	—	—	—	—	(112,829)	—	—	—	(112,829)
Prior pension and post-retirement benefit service cost and actuarial gain / loss	—	—	—	—	—	223	—	—	—	223
Net income	—	—	—	—	405,352	—	—	—	—	405,352
June 30, 2018	$30,043	81,952	$820	$1,842,060	$6,409,552	$(671,133)	(7,350)	$(215,745)	$7,880	$7,373,434

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net earnings attributable to Mohawk Industries, Inc.	$202,441	196,586	324,026	405,352
Accretion of redeemable noncontrolling interest (1)	—	—	—	(305)
Net earnings available to common stockholders	$202,441	196,586	324,026	405,047

Weighted-average common shares outstanding-basic and diluted:
Weighted-average common shares outstanding—basic	72,402	74,597	71,970	74,525
Add weighted-average dilutive potential common shares—options to purchase common shares and RSUs, net	278	340	280	403
Weighted-average common shares outstanding-diluted	72,680	74,937	72,250	74,928

Earnings per share attributable to Mohawk Industries, Inc.
Basic	$2.80	2.64	4.50	5.44
Diluted	$2.79	2.62	4.48	5.41

(1) Represents the accretion of the Company’s redeemable noncontrolling interest to redemptive value. The holder put this option to the Company on December 20, 2018 for $33,884.

16. Segment reporting

The Company has three reporting segments: the Global Ceramic segment, the Flooring NA segment and the Flooring ROW segment. The Global Ceramic Segment designs, manufactures, sources and markets a broad line of ceramic tile, porcelain tile, natural stone tile and other products including natural stone, quartz and porcelain slab countertops, which it distributes primarily in North America, Europe, Brazil and Russia through various selling channels, which include Company-owned stores, independent distributors, independent retailers, home centers, commercial contractors and commercial end users. The Flooring NA Segment designs, manufactures, sources and markets its floor covering product lines, including carpets, rugs, carpet cushion, wood flooring, laminate and vinyl products, including luxury vinyl tile (LVT), which it distributes to its residential and commercial sales channels through its network of regional distribution centers and satellite warehouses using Company-operated trucks, common carrier or rail transportation. The Segment’s product lines are sold through independent floor covering retailers, independent distributors, home centers, mass merchandisers, department stores, shop at home, online retailers, buying groups, commercial contractors and commercial end users. The Flooring ROW Segment designs, manufactures, sources, licenses and markets laminate, wood flooring, carpets, roofing elements, insulation boards, medium-density fiberboard (“MDF”), chipboards, other wood products and vinyl products, including LVT, which it distributes primarily in Europe, Russia, Australia and New Zealand through various selling channels, which include independent floor covering retailers, independent distributors, company-owned distributors, home centers, commercial contractors and commercial end users.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Segment information is as follows:

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net sales:
Global Ceramic segment	$958,031	929,297	1,856,383	1,805,845
Flooring NA segment	983,439	1,057,570	1,905,419	2,007,928
Flooring ROW segment	643,015	590,147	1,265,173	1,175,443
Intersegment sales	—	—	—	—
Total	$2,584,485	2,577,014	5,026,975	4,989,216

Operating income (loss):
Global Ceramic segment	$118,141	134,760	202,476	248,177
Flooring NA segment	59,502	100,662	60,151	175,410
Flooring ROW segment	101,533	100,166	191,964	189,226
Corporate and intersegment eliminations	(12,316)	(9,281)	(22,401)	(18,107)
Total	$266,860	326,307	432,190	594,706

	At June 29, 2019	At December 31, 2018
Assets:
Global Ceramic segment	$5,661,364	5,194,030
Flooring NA segment	4,024,428	3,938,639
Flooring ROW segment	3,858,264	3,666,617
Corporate and intersegment eliminations	262,046	299,837
Total	$13,806,102	13,099,123

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

Belgian Tax Matter

Between 2012 and 2014, the Company received assessments from the Belgian tax authority for the calendar years 2005 through 2010 in the amounts of €46,135, €38,817, €39,635, €30,131, €35,567 and €43,117 respectively, including penalties, but excluding interest. The Belgian tax authority denied the Company’s formal protests against these assessments and the Company brought all six years before the Court of First Appeal in Bruges. The Court of First Appeal in Bruges ruled in favor of the Company on January 27, 2016, with respect to the calendar years ending December 31, 2005 and December 31, 2009; and on June 13, 2018, the Court of First Appeal in Bruges ruled in favor of the Company with respect to the calendar years ending December 31, 2006, December 31, 2007, December 31, 2008 and December 31, 2010. The Belgian tax authority has lodged its Notification of Appeal for all six years with the Ghent Court of Appeal. In March 2019, the Company received assessments from the Belgian tax authority for tax years 2011 through 2017 in the amount of €40,617, €39,732, €11,358, €23,919, €30,610, €93,145 and €79,933 respectively, including penalties, but excluding interest. The Company intends to file formal protests based on these assessments in a timely manner. The assessments are largely based on the same facts underlying the positive rulings, which the Belgian tax authority is appealing.

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

At the Company’s election, revolving loans under the 2015 Senior Credit Facility bear interest at annual rates equal to either (a) LIBOR for 1, 2, 3 or 6 month periods, as selected by the Company, plus an applicable margin ranging between 1.00% and 1.75% (1.125% as of June 29, 2019), or (b) the higher of the Wells Fargo Bank, National Association prime rate, the Federal Funds rate plus 0.5%, or the Eurocurrency Rate (as defined in the 2015 Senior Credit Facility) rate plus 1.0%, plus an applicable margin ranging between 0.00% and 0.75% (0.125% as of June 29, 2019). The Company also pays a commitment fee to the lenders under the 2015 Senior Credit Facility on the average amount by which the aggregate commitments of the lenders exceed utilization

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

of the 2015 Senior Credit Facility ranging from 0.10% to 0.225% per annum (0.125% as of June 29, 2019). The applicable margins and the commitment fee are determined based on whichever of the Company’s Consolidated Net Leverage Ratio or its senior unsecured debt rating (or if not available, corporate family rating) results in the lower applicable margins and commitment fee (with applicable margins and the commitment fee increasing as that ratio increases or those ratings decline, as applicable).

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

As of June 29, 2019, amounts utilized under the 2015 Senior Credit Facility included $21,057 of borrowings and $22,787 of standby letters of credit related to various insurance contracts and foreign vendor commitments. The outstanding borrowings of $1,179,286 under the Company’s U.S. and European commercial paper programs as of June 29, 2019 reduce the availability of the 2015 Senior Credit Facility. Including commercial paper borrowings, the Company has utilized $1,223,130 under the 2015 Senior Credit Facility resulting in a total of $576,870 available as of June 29, 2019.

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

The proceeds from the issuance of commercial paper notes will be available for general corporate purposes. As of June 29, 2019, there was $526,000 outstanding under the U.S. commercial paper program, and the euro equivalent of $653,286 under the European program. The weighted-average interest rate and maturity period for the U.S. program were 2.73% and 31.09 days, respectively. The weighted average interest rate and maturity period for the European program were (0.21)% and 38.35 days, respectively.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The fair values and carrying values of our debt instruments are detailed as follows:

	At June 29, 2019		At December 31, 2018
	Fair Value	Carrying Value	Fair Value	Carrying Value
3.85% senior notes, payable February 1, 2023; interest payable semiannually	$624,041	600,000	599,904	600,000
2.00% senior notes, payable January 14, 2022; interest payable annually	594,325	568,569	587,487	572,148
Floating Rate Notes, payable May 18, 2020, interest payable quarterly	340,583	341,142	343,004	343,289
Floating Rate Notes, payable September 11, 2019, interest payable quarterly	341,270	341,142	343,560	343,289
U.S. commercial paper	526,000	526,000	632,668	632,668
European commercial paper	653,286	653,286	707,175	707,175
Five-year senior secured credit facility, due March 26, 2022	21,057	21,057	57,896	57,896
Capital leases and other	13,899	13,899	6,664	6,664
Unamortized debt issuance costs	(4,094)	(4,094)	(5,155)	(5,155)
Total debt	3,110,367	3,061,001	3,273,203	3,257,974
Less current portion of long-term debt and commercial paper	1,891,512	1,891,512	1,742,373	1,742,373
Long-term debt, less current portion	$1,218,855	1,169,489	1,530,830	1,515,601

The fair values of the Company’s debt instruments were estimated using market observable inputs, including quoted prices in active markets, market indices and interest rate measurements. Within the hierarchy of fair value measurements, these are Level 2 fair values.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

During the past two decades, the Company has grown significantly. Its current geographic breadth and diverse product offering are reflected in three reporting segments: Global Ceramic; Flooring North America (“Flooring NA”); and Flooring Rest of the World (“Flooring ROW”). The Global Ceramic Segment designs, manufactures, sources and markets a broad line of ceramic tile, porcelain tile, natural stone tile and other products including natural stone, quartz and porcelain slab countertops, which it distributes primarily in North America, Europe, Brazil and Russia through various selling channels, which include Company-owned stores, independent distributors, independent retailers, home centers, commercial contractors and commercial end users. The Flooring NA Segment designs, manufactures, sources and markets its floor covering product lines, including carpets, rugs, carpet cushion, wood flooring, laminate and vinyl products, including luxury vinyl tile (LVT), which it distributes to its residential and commercial sales channels through its network of regional distribution centers and satellite warehouses using Company-operated trucks, common carrier or rail transportation. The Segment’s product lines are sold through independent floor covering retailers, independent distributors, home centers, mass merchandisers, department stores, shop at home, online retailers, buying groups, commercial contractors and commercial end users. The Flooring ROW Segment designs, manufactures, sources, licenses and markets laminate, wood flooring, carpets, roofing elements, insulation boards, medium-density fiberboard (“MDF”), chipboards, other wood products and vinyl products, including LVT, which it distributes primarily in Europe, Russia, Australia and New Zealand through various selling channels, which include independent floor covering retailers, independent distributors, company-owned distributors, home centers, commercial contractors and commercial end users.

Mohawk is a significant supplier of every major flooring category with manufacturing operations in 19 nations and sales in more than 170 countries. Currently, many of the Company's markets are experiencing uncertainties, with some economies slowing, while other markets are facing import pressures and excess capacity. Moreover, we expect the environment to remain challenging through the remainder of this year.

Based on its annual sales, the Company believes it is the world’s largest flooring manufacturer. A majority of the Company’s long-lived assets are located in the United States and Europe, which remain the Company’s primary markets. The Company's continued growth in the United States market is expected to be consistent with residential housing starts, existing home sales, residential remodeling investments and commercial construction and remodeling. To maintain its market position, the Company has invested significantly in state-of-the-art manufacturing to create aspirational products to delight consumers with beauty and performance. The Company also is a leading provider of flooring for the U.S. commercial market and has earned significant recognition for its innovation in design and performance and sustainable practices. Additionally, the Company maintains significant operations in Europe, Russia, Mexico, Australia, New Zealand, Brazil and other parts of the world where it has established leading market positions through its differentiated products, broad distribution and marketing initiatives.

In 2018, the Company invested over $790 million in capital projects to expand capacities, differentiate products, and improve productivity.  In 2019, the Company plans to invest an additional $550-580 million in its existing businesses to complete projects that were begun in 2018 and to commence new initiatives. The largest investments during this two-year period are the expansion of LVT in the U.S. and Europe; ceramic capacity increases in Mexico, Italy, Poland and Russia; premium laminate in the U.S., Europe and Russia; carpet tile in Europe; sheet vinyl in Russia; and countertops in the U.S. and Europe.

For the three months ended June 29, 2019, net earnings attributable to the Company were $202.4 million, or diluted earnings per share (“EPS”) of $2.79, compared to net earnings attributable to the Company of $196.6 million, or diluted EPS of $2.62 for the three months ended June 30, 2018.

Net earnings attributable to the Company were $324.0 million, or diluted EPS of $4.48 for the six months ended June 29, 2019 compared to net earnings attributable to the Company of $405.4 million, or diluted EPS of $5.41 for the six months ended June 30, 2018. The decrease in EPS was primarily attributable to higher inflation, the net impact of price and product mix, the net impact from foreign exchange rates, an increase in costs due to lower production volumes, the impact of restructuring, acquisition and integration activities, temporary reductions in production, investments in new product development, sales personnel and marketing, partially offset by lower startup costs.
For the six months ended June 29, 2019, the Company generated $566.3 million of cash from operating activities. As of June 29, 2019, the Company had cash and cash equivalents of $128.1 million, of which $24.6 million was in the United States and $103.5 million was in foreign countries.

Results of Operations

Quarter Ended June 29, 2019, as compared with Quarter Ended June 30, 2018

Net sales

Net sales for the three months ended June 29, 2019 were $2,584.5 million, reflecting an increase of $7.5 million, or 0.3%, from the $2,577.0 million reported for the three months ended June 30, 2018. The increase was primarily attributable to higher sales volume of approximately $92 million, or 3.6% which includes sales from acquisitions of approximately $135 million partially offset by lower legacy sales of $43 million and the unfavorable net impact of price and product mix of $32 million, or 1.2%. Net Sales were also affected by the unfavorable net impact from foreign exchange rates of approximately $51 million, or 2%.

Global Ceramic segment—Net sales increased $28.7 million, or 3.1%, to $958.0 million for the three months ended June 29, 2019, compared to $929.3 million for the three months ended June 30, 2018. The increase was primarily attributable to higher sales volume of approximately $46 million which includes sales from acquisitions of approximately $54 million, partially offset by the unfavorable net impact from foreign exchange rates of approximately $17 million.

Flooring NA segment—Net sales decreased $74.2 million, or 7.0%, to $983.4 million for the three months ended June 29, 2019, compared to $1,057.6 million for the three months ended June 30, 2018. The decrease was primarily attributable to lower volumes of $67 million and by the unfavorable net impact of price and product mix of approximately $8 million.

Flooring ROW segment—Net sales increased $52.9 million, or 9.0%, to $643.0 million for the three months ended June 29, 2019, compared to $590.1 million for the three months ended June 30, 2018. The increase was primarily attributable to higher sales volume of approximately $113 million which includes sales from acquisitions of approximately $81 million, partially offset by the unfavorable net impact of price and product mix of $25 million and the unfavorable net impact from foreign exchange rates of approximately $34 million.

Gross profit

Gross profit for the three months ended June 29, 2019 was $736.6 million (28.5% of net sales), a decrease of $30.0 million or 3.9%, compared to gross profit of $766.6 million (29.7% of net sales) for the three months ended June 30, 2018. As a percentage of net sales, gross profit decreased 124 basis points. The decrease in gross profit dollars was attributable to the unfavorable net impact of price and product mix of $30 million, the unfavorable net impact from foreign exchange rates of approximately $17 million, the unfavorable impact of inflation and costs due to temporarily reducing production of $5 million, partially offset by higher sales volume of approximately $16 million and lower start up costs of approximately $7 million.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended June 29, 2019 were $469.8 million (18.2% of net sales), an increase of $29.6 million compared to $440.2 million (17.1% of net sales) for the three months ended June 30, 2018. As a percentage of net sales, selling, general and administrative expenses increased 109 basis points. The increase in selling, general and administrative expenses in dollars was primarily attributable to approximately $25 million of costs due to higher sales volume and inflation of approximately $8 million.

Operating income

Operating income for the three months ended June 29, 2019 was $266.9 million (10.3% of net sales) reflecting a decrease of $59.4 million, or 18.2%, compared to operating income of $326.3 million (12.7% of net sales) for the three months ended June 30, 2018. The decrease in operating income was primarily attributable to the unfavorable net impact of price and product mix of $30 million, the unfavorable net impact of sales volume of $8 million, an increase in costs of approximately $11 million primarily due to lower production volumes, higher inflation costs of approximately $10 million, the unfavorable net impact from foreign exchange rates of approximately $9 million, partially offset by lower startup costs of approximately $9 million and lower restructuring, acquisition and integration-related and other costs of approximately $6 million.

Global Ceramic segment—Operating income was $118.1 million (12.3% of segment net sales) for the three months ended June 29, 2019 reflecting a decrease of $16.7 million compared to operating income of $134.8 million (14.5% of segment net sales) for the three months ended June 30, 2018. The decrease in operating income was primarily attributable to higher inflation costs of approximately $20 million, approximately $6 million of costs due to temporarily reducing production, the unfavorable net impact from foreign exchange rates of approximately $4 million, the unfavorable net impact of price and product mix of approximately $3 million,  partially offset by savings from capital investments and cost reduction initiatives of approximately $16 million.

Flooring NA segment—Operating income was $59.5 million (6.1% of segment net sales) for the three months ended June 29, 2019 reflecting a decrease of $41.2 million compared to operating income of $100.7 million (9.5% of segment net sales) for the three months ended June 30, 2018. The decrease in operating income was primarily attributable to an increase in costs of approximately $29 million due to lower production volumes and approximately $23 million due to lower sales volumes partially offset by savings from capital investments and cost reduction initiatives of approximately $8 million and lower start up costs of approximately $4 million.

Flooring ROW segment—Operating income was $101.5 million (15.8% of segment net sales) for the three months ended June 29, 2019 reflecting an increase of $1.3 million compared to operating income of $100.2 million (17.0% of segment net sales) for the three months ended June 30, 2018. The increase in operating income was primarily attributable to increased sales volume of approximately $16 million and lower material inflation costs of approximately $16 million, offset by unfavorable net impact of price and product mix of approximately $21 million and the unfavorable net impact from foreign exchange rates of approximately $6 million and higher restructuring, acquisition and integration-related and other costs of approximately $4 million.

Interest expense

Interest expense was $10.5 million for the three months ended June 29, 2019, reflecting an increase of $2.6 million compared to interest expense of $7.9 million for the three months ended June 30, 2018. The increase in interest expense was primarily due to increased borrowings.

Other expense (income), net

Other income, net was $3.0 million for the three months ended June 29, 2019, reflecting a favorable change of $5.1 million compared to other expense, net of $2.1 million for the three months ended June 30, 2018. The change was primarily attributable to the favorable impact from foreign exchange rates on transactions in the current year and a miscellaneous insurance settlement.

Income tax expense

For the three months ended June 29, 2019, the Company recorded income tax expense of $56.7 million on earnings before income taxes of $259.4 million for an effective tax rate of 21.9%, as compared to income tax expense of $118.8 million on earnings before income taxes of $316.4 million, for an effective tax rate of 37.6% for the three months ended June 30, 2018. The difference in the effective tax rates was caused by geographical dispersion of profits and losses in the comparative periods and the unfavorable impact of the issuance of IRS Notice 2018-26 to the effective tax rate in 2018.

Six Months Ended June 29, 2019, as compared with Six Months Ended June 30, 2018

Net sales

Net sales for the six months ended June 29, 2019 were $5,027.0 million, reflecting an increase of $37.8 million, or 0.8%, from the $4,989.2 million reported for the six months ended June 30, 2018. The increase was primarily attributable to higher sales volume of approximately $192 million, or 3.8%, which includes sales from acquisitions of approximately $255 million partially offset by and the unfavorable net impact of price and product mix of $29 million. Net sales were also affected by the unfavorable net impact from foreign exchange rates of approximately $124 million, or 2.5%.

Global Ceramic segment—Net sales increased $50.6 million, or 2.8%, to $1,856.4 million for the six months ended June 29, 2019, compared to $1,805.8 million for the six months ended June 30, 2018. The increase was primarily attributable to higher sales volume of approximately $85 million, or 4.7%, which includes sales volume attributable to acquisitions of approximately $105 million, the favorable net impact of price and product mix of $9 million partially offset by the unfavorable net impact from foreign exchange rates of approximately $44 million, or 2.4%.

Flooring NA segment—Net sales decreased $102.5 million, or 5.1%, to $1,905.4 million for the six months ended June 29, 2019, compared to $2,007.9 million for the six months ended June 30, 2018. The decrease was primarily attributable to lower volumes of $105 million.

Flooring ROW segment—Net sales increased $89.8 million, or 7.6%, to $1,265.2 million for the six months ended June 29, 2019, compared to $1,175.4 million for the six months ended June 30, 2018. The increase was primarily attributable to higher sales volume of approximately $211 million, or 18%, which includes sales volume attributable to acquisitions of approximately $150 million partially offset by and the unfavorable net impact of price and product mix of $41 million, or 3.5%. Net Sales were also affected by the unfavorable net impact from foreign exchange rates of approximately $80 million, or 6.8%.

Gross profit

Gross profit for the six months ended June 29, 2019 was $1,361.5 million (27.1% of net sales), a decrease of $109.7 million or 7.5%, compared to gross profit of $1,471.2 million (29.5% of net sales) for the six months ended June 30, 2018. As a percentage of net sales, gross profit decreased 240 basis points. The decrease in gross profit dollars was primarily attributable to the higher inflation costs of approximately $48 million, the unfavorable net impact of price and product mix of $42 million, the unfavorable net impact from foreign exchange rates of approximately $38 million, the impact of restructuring, acquisition and integration-related costs of approximately $17 million, and approximately $10 million of costs due to temporarily reducing production, partially offset by higher sales volume of approximately $37 million and lower start up costs of approximately $16 million.

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended June 29, 2019 were $929.4 million (18.5% of net sales), an increase of $52.9 million compared to $876.5 million (17.6% of net sales) for the six months ended June 30, 2018. As a percentage of net sales, selling, general and administrative expenses increased 92 basis points. The increase in selling, general and administrative expenses in dollars was primarily attributable to approximately $47 million of costs due to higher sales volume and higher inflation costs of approximately $13 million and approximately $8 million of costs associated with investments in new product development, sales personnel and marketing, partially offset by the net impact of favorable foreign exchange rates of approximately $18 million.

Operating income

Operating income for the six months ended June 29, 2019 was $432.2 million (8.6% of net sales) reflecting a decrease of $162.5 million, or 27.3%, compared to operating income of $594.7 million (11.9% of net sales) for the six months ended June 30, 2018. The decrease in operating income was primarily attributable to higher inflation costs of approximately $61 million, the unfavorable net impact of price and product mix of $42 million, the unfavorable net impact from foreign exchange rates of approximately $20 million, an increase in costs of approximately $15 million due to lower production volumes, the impact of restructuring, acquisition and integration-related and other costs of approximately $12 million, approximately $10 million of costs due to temporarily reducing production, and approximately $8 million of costs associated with investments in new product development, sales personnel and marketing, partially offset by lower startup costs of approximately $19 million.

Global Ceramic segment—Operating income was $202.5 million (10.9% of segment net sales) for the six months ended June 29, 2019 reflecting a decrease of $45.7 million compared to operating income of $248.2 million (13.7% of segment net sales) for the six months ended June 30, 2018. The decrease in operating income was primarily attributable to higher inflation costs of approximately $41 million, approximately $12 million of costs due to temporarily reducing production, approximately $8 million of costs associated with investments in new product development, sales personnel and marketing, and the unfavorable net impact from foreign exchange rates of approximately $7 million, partially offset by savings from capital investments and cost reduction initiatives of approximately $24 million.

Flooring NA segment—Operating income was $60.2 million (3.2% of segment net sales) for the six months ended June 29, 2019 reflecting a decrease of $115.2 million compared to operating income of $175.4 million (8.7% of segment net sales) for the six months ended June 30, 2018. The decrease in operating income was primarily attributable to higher inflation costs of approximately $41 million, approximately $38 million in decreased sales volume, an increase in costs of approximately $34 million due to lower than expected production volumes, the unfavorable impact of higher restructuring, acquisition and integration-related, and other costs of approximately $9 million, partially offset by lower startup costs of approximately $8 million.

Flooring ROW segment—Operating income was $192.0 million (15.2% of segment net sales) for the six months ended June 29, 2019 reflecting an increase of $2.8 million compared to operating income of $189.2 million (16.1% of segment net sales) for the six months ended June 30, 2018. The increase in operating income was  primarily attributable to increased sales volume of approximately $30 million, lower inflation costs of approximately $25 million and lower start-up costs of approximately $9 million partially offset by unfavorable net impact of price and product mix of approximately $37 million, the unfavorable net impact from foreign exchange rates of approximately $14 million, the impact of restructuring, acquisition and integration-related and other costs of approximately $6 million, and an increase in costs of approximately $5 million due to lower production volumes.

Interest expense

Interest expense was $21.0 million for the six months ended June 29, 2019, reflecting an increase of $5.6 million compared to interest expense of $15.4 million for the six months ended June 30, 2018. The increase in interest expense was primarily due to increased borrowings.

Other expense (income), net

Other income, net was $6.8 million for the six months ended June 29, 2019, reflecting a favorable change of $12.9 million compared to other expense, net of $6.1 million for the six months ended June 30, 2018. The change was primarily attributable to the increased favorable impact of foreign exchange rates.

Income tax expense

For the six months ended June 29, 2019, the Company recorded income tax expense of $93.8 million on earnings before income taxes of $418.0 million for an effective tax rate of 22.4%, as compared to an income tax expense of $166.4 million on earnings before income taxes of $573.2 million, for an effective tax rate of 29.0% for the six months ended June 30, 2018. The effective tax rate for 2019 was impacted by geographical dispersion of profits and losses in the comparative periods and the unfavorable impact of the issuance of IRS Notice 2018-26 to the effective tax rate in 2018.

Liquidity and Capital Resources

The Company’s primary capital requirements are for working capital, capital expenditures and acquisitions. The Company’s capital needs are met primarily through a combination of internally generated funds, commercial paper, bank credit lines, term and senior notes and credit terms from suppliers.

Net cash provided by operating activities in the first six months of 2019 was $566.3 million, compared to net cash provided by operating activities of $621.0 million in the first six months of 2018. The decrease of $54.7 million in 2019 was primarily attributable to net earnings partially offset by changes in working capital.

Net cash used in investing activities in the first six months of 2019 was $353.9 million compared to net cash used in investing activities of $485.9 million in the first six months of 2018. The decrease was primarily due to reduced capital expenditures of $217.3 million partially offset by an increase in acquisition costs of $52.4 million and by the net redemption activity in short-term investments of $32.9 million associated with the Company’s wholly-owned captive insurance company. The Company continues to invest to optimize sales and profit growth this year and beyond with product expansion and cost reduction projects in the business. Capital spending during the remainder of 2019 is expected to be approximately $284 million.

Net cash used in financing activities in the first six months of 2019 was $205.4 million compared to net cash provided by financing activities of $308.0 million in the six months of 2018. The change in cash used in financing activities is primarily attributable to net pay down on borrowings of $150.1 million in 2019 compared to 2018, and proceeds from debt issuance of $353.6 million in 2018.

As of June 29, 2019, the Company had cash of $128.1 million, of which $103.5 million was held outside the United States. The Company plans to permanently reinvest the cash held outside the United States. The Company believes that its cash and cash equivalents on hand, cash generated from operations and availability under its existing credit facilities will be sufficient to meet its capital expenditure, working capital and debt servicing requirements over at least the next twelve months.

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

At the Company’s election, revolving loans under the 2015 Senior Credit Facility bear interest at annual rates equal to either (a) LIBOR for 1, 2, 3 or 6 month periods, as selected by the Company, plus an applicable margin ranging between 1.00% and 1.75% (1.125% as of June 29, 2019), or (b) the higher of the Wells Fargo Bank, National Association prime rate, the Federal Funds rate plus 0.5%, or the Eurocurrency Rate (as defined in the 2015 Senior Credit Facility) rate plus 1.0%, plus an applicable margin ranging between 0.00% and 0.75% (0.125% as of June 29, 2019). The Company also pays a commitment fee to the lenders under the 2015 Senior Credit Facility on the average amount by which the aggregate commitments of the lenders exceed utilization of the 2015 Senior Credit Facility ranging from 0.10% to 0.225% per annum (0.125% as of June 29, 2019). The applicable margins and the commitment fee are determined based on whichever of the Company’s Consolidated Net Leverage Ratio or its senior unsecured debt rating (or if not available, corporate family rating) results in the lower applicable margins and commitment fee (with applicable margins and the commitment fee increasing as that ratio increases or those ratings decline, as applicable).

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

As of June 29, 2019, amounts utilized under the 2015 Senior Credit Facility included $21.1 million of borrowings and $22.8 million of standby letters of credit related to various insurance contracts and foreign vendor commitments. The outstanding borrowings of $1,179.3 million under the Company’s U.S. and European commercial paper programs as of June 29, 2019 reduce the availability of the 2015 Senior Credit Facility. Including commercial paper borrowings, the Company has utilized $1,223.1 million under the 2015 Senior Credit Facility resulting in a total of $576.9 million available as of June 29, 2019.

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

The proceeds from the issuance of commercial paper notes will be available for general corporate purposes. As of June 29, 2019, there was $526.0 million outstanding under the U.S. commercial paper program, and the euro equivalent of $653.3 million under the European program. The weighted-average interest rate and maturity period for the U.S. program were 2.73% and 31.09 days, respectively. The weighted average interest rate and maturity period for the European program were (0.21)% and 38.35 days, respectively.

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

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of June 29, 2019.

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

As of June 29, 2019, approximately 38% of the Company’s debt portfolio was comprised of fixed-rate debt and 62% was floating-rate debt. A 1.0 percentage point increase in the interest rate of the floating-rate debt would have resulted in an increase in interest expense of $4.7 million and $9.5 million for the three and six months ended June 29, 2019. There have been no significant changes to the Company’s exposure to market risk as disclosed in the Company’s 2018 Annual Report filed on Form 10-K.

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

Belgian Tax Matter

Between 2012 and 2014, the Company received assessments from the Belgian tax authority for the calendar years 2005 through 2010 in the amounts of €46.1 million, €38.8 million, €39.6 million, €30.1 million, €35.6 million and €43.1 million, respectively, including penalties, but excluding interest. The Belgian tax authority denied the Company’s formal protests against these assessments and the Company brought all six years before the Court of First Appeal in Bruges. The Court of First Appeal in Bruges ruled in favor of the Company on January 27, 2016, with respect to the calendar years ending December 31, 2005 and December 31, 2009; and on June 13, 2018, the Court of First Appeal in Bruges ruled in favor of the Company with respect to the calendar years ending December 31, 2006, December 31, 2007, December 31, 2008 and December 31, 2010. The Belgian tax authority has lodged its Notification of Appeal for all six years with the Ghent Court of Appeal. In March 2019, the Company received assessments from the Belgian tax authority for tax years 2011 through 2017 in the amount of €40.6 million, €39.7 million, €11.4 million, €23.9 million, €30.6 million, €93.1 million and €79.9 million respectively, including penalties, but excluding interest. The Company intends to file formal protests based on these assessments in a timely manner. The assessments are largely based on the same facts underlying the positive rulings, which the Belgian tax authority is appealing.

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

The following table provides information regarding share repurchase activity during the three months ended June 29, 2019.

Period	Total Number of Shares Purchased in Millions	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan in Millions	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan in Millions
March 31 through May 4, 2019	0.0	$126.99	0.0	$225.8
May 5 through June 1, 2019	0.0	$136.46	0.0	$219.2
June 2 through June 29, 2019	0.0	$136.64	0.0	$216.9
Total	0.1	$136.42	0.1

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

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

MOHAWK INDUSTRIES, INC.
(Registrant)

Dated:	August 2, 2019	By:	/s/ Jeffrey S. Lorberbaum
JEFFREY S. LORBERBAUM
Chairman and Chief Executive Officer
(principal executive officer)

Dated:	August 2, 2019	By:	/s/ Glenn Landau
GLENN LANDAU
Chief Financial Officer
(principal financial officer)