Form 10-Q
period 2019-09-28
MOHAWK INDUSTRIES INC
filed 2019-11-01
CIK 851968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	MHK	New York Stock Exchange
Floating Rate Notes due 2020		New York Stock Exchange
Floating Rate Notes due 2021		New York Stock Exchange
2.000% Senior Notes due 2022		New York Stock Exchange
The number of shares outstanding of the issuer’s common stock as of October 30, 2019, the latest practicable date, is as follows: 71,622,235 shares of common stock, $.01 par value.

MOHAWK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data) (Unaudited)

	September 28, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$111,303	119,050
Receivables, net	1,787,158	1,606,159
Inventories	2,337,952	2,287,615
Prepaid expenses	425,595	421,553
Other current assets	65,772	74,919
Total current assets	4,727,780	4,509,296
Property, plant and equipment	8,357,331	8,227,074
Less: accumulated depreciation	3,756,701	3,527,172
Property, plant and equipment, net	4,600,630	4,699,902
Right of use operating lease assets	334,083	—
Goodwill	2,519,214	2,520,966
Tradenames	689,788	707,380
Other intangible assets subject to amortization, net	227,165	254,430
Deferred income taxes and other non-current assets	294,102	407,149
	$13,392,762	13,099,123

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$1,273,158	1,742,373
Accounts payable and accrued expenses	1,738,859	1,523,866
Current operating lease liabilities	102,682	—
Total current liabilities	3,114,699	3,266,239
Deferred income taxes	434,912	413,740
Long-term debt, less current portion	1,483,581	1,515,601
Non-current operating lease liabilities	238,560	—
Other long-term liabilities	355,731	463,484
Total liabilities	5,627,483	5,659,064
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $.01 par value; 60 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 150,000 shares authorized; 79,193 and 79,656 shares issued in 2019 and 2018, respectively	792	797
Additional paid-in capital	1,864,899	1,852,173
Retained earnings	6,991,076	6,588,197
Accumulated other comprehensive loss	(882,287)	(791,608)
	7,974,480	7,649,559
Less: treasury stock at cost; 7,348 and 7,349 shares in 2019 and 2018, respectively	215,712	215,745
Total Mohawk Industries, Inc. stockholders’ equity	7,758,768	7,433,814
Nonredeemable noncontrolling interest	6,511	6,245
Total stockholders’ equity	7,765,279	7,440,059
	$13,392,762	13,099,123
See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net sales	$2,519,185	2,545,800	7,546,160	7,535,016
Cost of sales	1,827,494	1,825,367	5,492,924	5,343,336
Gross profit	691,691	720,433	2,053,236	2,191,680
Selling, general and administrative expenses	451,471	433,189	1,380,826	1,309,730
Operating income	240,220	287,244	672,410	881,950
Interest expense	9,316	9,025	30,310	24,416
Other expense, net	52,713	706	45,929	6,794
Earnings before income taxes	178,191	277,513	596,171	850,740
Income tax expense	22,522	49,487	116,273	215,928
Net earnings including noncontrolling interests	155,669	228,026	479,898	634,812
Net income attributable to noncontrolling interests	151	1,013	354	2,447
Net earnings attributable to Mohawk Industries, Inc.	$155,518	227,013	479,544	632,365

Basic earnings per share attributable to Mohawk Industries, Inc.
Basic earnings per share attributable to Mohawk Industries, Inc.	$2.16	3.03	6.63	8.46
Weighted-average common shares outstanding—basic	72,106	74,603	72,302	74,599

Diluted earnings per share attributable to Mohawk Industries, Inc.
Diluted earnings per share attributable to Mohawk Industries, Inc.	$2.15	3.02	6.61	8.42
Weighted-average common shares outstanding—diluted	72,392	74,945	72,578	74,977
See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net earnings including noncontrolling interests	$155,669	228,026	479,898	634,812
Other comprehensive income (loss):
Foreign currency translation adjustments	(150,139)	(33,671)	(91,050)	(147,628)
Pension prior service cost and actuarial gain (loss), net of tax	216	68	283	291
Other comprehensive income (loss)	(149,923)	(33,603)	(90,767)	(147,337)
Comprehensive income	5,746	194,423	389,131	487,475
Comprehensive income (loss) attributable to noncontrolling interests	(7)	656	266	962
Comprehensive income attributable to Mohawk Industries, Inc.	$5,753	193,767	388,865	486,513
See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 28, 2019	September 29, 2018
Cash flows from operating activities:
Net earnings	$479,898	634,812
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Restructuring	45,533	42,791
Depreciation and amortization	422,693	382,673
Deferred income taxes	9,303	75,694
(Gain) loss on disposal of property, plant and equipment	1,571	(1,253)
Stock-based compensation expense	17,228	26,697
Impairment of net investment in a manufacturer and distributor of ceramic tile in China	65,172	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	(203,447)	(180,830)
Inventories	(60,477)	(209,815)
Other assets and prepaid expenses	(38,942)	(68,122)
Accounts payable and accrued expenses	250,637	190,090
Other liabilities	(11,083)	1,748
Net cash provided by operating activities	978,086	894,485
Cash flows from investing activities:
Additions to property, plant and equipment	(405,614)	(642,949)
Acquisitions, net of cash acquired	(76,847)	(425,304)
Purchases of short-term investments	(451,000)	(526,096)
Redemption of short-term investments	459,000	566,000
Net cash used in investing activities	(474,461)	(1,028,349)
Cash flows from financing activities:
Payments on Senior Credit Facilities	(465,811)	(600,926)
Proceeds from Senior Credit Facilities	419,957	554,408
Payments on Commercial Paper	(11,919,636)	(12,119,516)
Proceeds from Commercial Paper	11,540,489	11,976,223
Proceeds from Floating Rate Notes	331,325	353,648
Payments on Floating Rate Notes	(331,325)	—
Proceeds from other debt	7,355	—
Debt issuance costs	(757)	(864)
Purchase of Mohawk common stock	(76,671)	—
Change in outstanding checks in excess of cash	(10,523)	(2,242)
Shares redeemed for taxes	(4,711)	(9,188)
Proceeds from stock transactions	1	2
Net cash (used in) provided by financing activities	(510,307)	151,545
Effect of exchange rate changes on cash and cash equivalents	(1,065)	(11,214)
Net change in cash and cash equivalents	(7,747)	6,467
Cash and cash equivalents, beginning of period	119,050	84,884
Cash and cash equivalents, end of period	$111,303	91,351

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

Hedges of Net Investments in Non-U.S. Operations

The Company has numerous investments outside the United States. The net assets of these subsidiaries are exposed to changes and volatility in currency exchange rates. The Company uses foreign currency denominated debt to hedge its non-U.S. net investments against adverse movements in exchange rates. The gains and losses on the Company’s net investments in its non-U.S. operations are economically offset by losses and gains on its foreign currency borrowings. The Company designated its €500,000 2.00% Senior Notes borrowing as a net investment hedge of a portion of its European operations. For the nine months ended September 28, 2019 and September 29, 2018, the change in the U.S. dollar value of the Company’s euro denominated debt was a decrease of $25,102 ($19,067 net of taxes) and a decrease of $19,848 ($14,223 net of taxes), respectively, which is recorded in the foreign currency translation adjustment component of accumulated other comprehensive income or (loss). The change in the U.S. dollar value of the Company’s debt partially offsets the euro-to-dollar translation of the Company’s net investment in its European operations.

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

Recent Accounting Pronouncements - Effective in Future Years

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and other (Topic 350): Simplifying the test for goodwill impairment. The amendments remove the second step of the current goodwill impairment test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. This guidance is effective for impairment tests in fiscal years beginning after December 15, 2019. Currently, the Company is assessing the impact of the new guidance. The Company does not expect the adoption of the guidance to have a significant impact on its financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and in November 2018 issued ASU 2018-19, which amended the standard. The standard introduces an approach, based on expected losses, to estimate credit losses on certain types of financial instruments and modifies the impairment model for available-for-sale debt securities. The new approach to estimating credit losses (referred to as the current expected credit losses model) applies to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities, net investments in leases and off-balance-sheet credit exposures. This standard is effective for the Company on January 1, 2020. Entities are required to apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. Currently, the Company is assessing the impact of the new guidance. The Company does not expect the adoption of the guidance to have a significant impact on its financial statements.

2. Acquisitions

2019 Acquisitions

On January 31, 2019, the Company acquired a hard surface flooring distribution company based in the Netherlands for $72,001, resulting in a preliminary goodwill allocation of $45,931. The results have been included in the Flooring Rest of the World (“Flooring ROW”) segment and are not material to the Company’s consolidated results of operations.

2018 Acquisitions

On November 16, 2018, the Company completed its purchase of Eliane S/A Revestimentos Ceramicos (“Eliane”), one of the largest ceramic tile companies in Brazil. Pursuant to the purchase agreement, the Company (i) acquired the entire issued share capital of Eliane and (ii) acquired $99,037 of net indebtedness of Eliane, with total cash consideration paid of $148,741. The Company’s acquisition of Eliane resulted in allocations of goodwill of $18,062, indefinite-lived tradename intangible assets of $32,238 and intangible assets subject to amortization of $5,818. The goodwill is expected to be deductible for tax purposes. Eliane’s results of operations have been included in the consolidated financial statements since the date of acquisition in the Global Ceramic reporting segment.

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

Contract liabilities

The Company historically records contract liabilities when it receives payment prior to fulfilling a performance obligation. Contract liabilities related to revenues are recorded in accounts payable and accrued expenses on the accompanying condensed consolidating balance sheets. The Company had contract liabilities of $39,284 and $34,486 as of September 28, 2019 and January 1, 2019, respectively.

Performance obligations

Substantially all of the Company’s revenue is recognized at a point in time when the product is either shipped or received from the Company’s facilities and control of the product is transferred to the customer.  Accordingly, in any period, the Company does not recognize a significant amount of revenue from performance obligations satisfied or partially satisfied in prior periods and the amount of such revenue recognized during the three and nine months ended September 28, 2019 was immaterial.

Costs to obtain a contract

The Company historically incurs certain incremental costs to obtain revenue contracts. These costs relate to marketing display structures and are capitalized when the amortization period is greater than one year, with the amount recorded in other assets on the accompanying condensed consolidated balance sheets. Capitalized costs to obtain contracts were $54,900 and $57,840 as of September 28, 2019 and January 1, 2019, respectively. Amortization expense recognized during the nine months ended September 28, 2019 related to these capitalized costs was $41,889.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revenue disaggregation

The following table presents the Company’s segment revenues disaggregated by the geographical market location of customer sales and product categories for the three months ended September 28, 2019 and September 29, 2018:

September 28, 2019	Global Ceramic segment	Flooring NA segment	Flooring ROW segment	Total
Geographical Markets
United States	$537,247	963,784	475	1,501,506
Europe	168,032	1,901	424,230	594,163
Russia	77,024	15	32,614	109,653
Other	134,119	36,208	143,536	313,863
	$916,422	1,001,908	600,855	2,519,185

Product Categories
Ceramic & Stone	$916,422	13,570	—	929,992
Carpet & Resilient	—	816,190	193,941	1,010,131
Laminate & Wood	—	172,148	204,241	376,389
Other (1)	—	—	202,673	202,673
	$916,422	1,001,908	600,855	2,519,185

September 29, 2018	Global Ceramic segment	Flooring NA segment	Flooring ROW segment	Total
Geographical Markets
United States	$565,616	998,488	421	1,564,525
Europe	175,026	1,217	438,585	614,828
Russia	68,113	—	27,435	95,548
Other	77,018	47,835	146,046	270,899
	$885,773	1,047,540	612,487	2,545,800

Product Categories
Ceramic & Stone	$885,773	16,779	—	902,552
Carpet & Resilient	—	851,970	192,001	1,043,971
Laminate & Wood	—	178,791	200,499	379,290
Other (1)	—	—	219,987	219,987
	$885,773	1,047,540	612,487	2,545,800

(1) Other includes roofing elements, insulation boards, chipboards and IP contracts.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents the Company’s segment revenues disaggregated by the geographical market location of customer sales and product categories for the nine months ended September 28, 2019 and September 29, 2018:

September 28, 2019	Global Ceramic segment	Flooring NA segment	Flooring ROW segment	Total
Geographical Markets
United States	$1,633,583	2,793,110	1,252	4,427,945
Europe	552,546	5,902	1,369,908	1,928,356
Russia	196,731	66	83,315	280,112
Other	389,945	108,249	411,553	909,747
	$2,772,805	2,907,327	1,866,028	7,546,160

Product Categories
Ceramic & Stone	$2,772,805	41,928	—	2,814,733
Carpet & Resilient	—	2,360,014	586,388	2,946,402
Laminate & Wood	—	505,385	629,500	1,134,885
Other (1)	—	—	650,140	650,140
	$2,772,805	2,907,327	1,866,028	7,546,160

September 29, 2018	Global Ceramic segment	Flooring NA segment	Flooring ROW segment	Total
Geographical Markets
United States	$1,700,338	2,920,604	421	4,621,363
Europe	573,932	4,737	1,424,113	2,002,782
Russia	183,244	—	73,417	256,661
Other	234,104	130,127	289,979	654,210
	$2,691,618	3,055,468	1,787,930	7,535,016

Product Categories
Ceramic & Stone	$2,691,618	52,500	—	2,744,118
Carpet & Resilient	—	2,466,695	453,597	2,920,292
Laminate & Wood	—	536,273	643,389	1,179,662
Other (1)	—	—	690,944	690,944
	$2,691,618	3,055,468	1,787,930	7,535,016

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

Restructuring, acquisition transaction and integration-related costs consisted of the following during the three and nine months ended September 28, 2019 and September 29, 2018:

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Cost of sales
Restructuring costs (1)	$7,284	10,004	43,197	33,425
Acquisition integration-related costs	180	198	2,736	3,293
Restructuring and acquisition integration-related costs	$7,464	10,202	45,933	36,718

Selling, general and administrative expenses
Restructuring costs (1)	$491	1,476	2,336	9,366
Acquisition transaction-related costs	413	3,032	1,330	3,095
Acquisition integration-related costs	1,147	5,180	4,554	8,857
Restructuring, acquisition transaction and integration-related costs	$2,051	9,688	8,220	21,318

(1) The restructuring costs for 2019 and 2018 primarily relate to the Company’s actions taken to lower its cost structure and improve efficiencies of manufacturing and distribution operations as well as actions related to the Company’s recent acquisitions.

The restructuring activity for the nine months ended September 28, 2019 is as follows:

	Lease impairments	Asset write-downs	Severance	Other restructuring costs	Total
Balance as of December 31, 2018	$397	—	7,866	250	8,513
Provision - Global Ceramic segment	—	—	4,879	—	4,879
Provision - Flooring NA segment	—	21,791	1,168	12,087	35,046
Provision - Flooring ROW segment	—	2,515	2,367	726	5,608
Cash payments	(361)	—	(11,715)	(12,702)	(24,778)
Non-cash items	—	(24,306)	(130)	(111)	(24,547)
Balance as of September 28, 2019	$36	—	4,435	250	4,721

The Company expects the remaining severance and other restructuring costs to be paid over the next 12 months.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Receivables, net

Receivables, net are as follows:

	At September 28, 2019	At December 31, 2018
Customers, trade	$1,763,435	1,562,284
Income tax receivable	15,781	17,217
Other	78,399	101,376
	1,857,615	1,680,877
Less: allowance for discounts, claims and doubtful accounts	70,457	74,718
Receivables, net	$1,787,158	1,606,159

6. Inventories

The components of inventories are as follows:

	At September 28, 2019	At December 31, 2018
Finished goods	$1,637,525	1,582,112
Work in process	150,089	165,616
Raw materials	550,338	539,887
Total inventories	$2,337,952	2,287,615

7. Goodwill and intangible assets

The components of goodwill and other intangible assets are as follows:

Goodwill:

	Global Ceramic segment	Flooring NA segment	Flooring ROW segment	Total
Balance as of December 31, 2018
Goodwill	$1,564,987	874,198	1,409,206	3,848,391
Accumulated impairment losses	(531,930)	(343,054)	(452,441)	(1,327,425)
	1,033,057	531,144	956,765	2,520,966

Goodwill recognized during the period	(1,758)	—	47,543	45,785
Currency translation during the period	(2,740)	—	(44,797)	(47,537)

Balance as of September 28, 2019
Goodwill	1,560,489	874,198	1,411,952	3,846,639
Accumulated impairment losses	(531,930)	(343,054)	(452,441)	(1,327,425)
	$1,028,559	531,144	959,511	2,519,214

Intangible assets not subject to amortization:

Tradenames
Balance as of December 31, 2018	$707,380
Intangible assets acquired during the period	(874)
Currency translation during the period	(16,718)
Balance as of September 28, 2019	$689,788

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Intangible assets subject to amortization:

Gross carrying amounts:	Customer relationships	Patents	Other	Total
Balance as of December 31, 2018	$651,012	254,483	6,535	912,030
Intangible assets recognized during the period	2,092	—	—	2,092
Currency translation during the period	(20,143)	(11,213)	(173)	(31,529)
Balance as of September 28, 2019	$632,961	243,270	6,362	882,593

Accumulated amortization:	Customer relationships	Patents	Other	Total
Balance as of December 31, 2018	$406,386	249,988	1,227	657,601
Amortization during the period	19,027	1,606	(37)	20,596
Currency translation during the period	(11,722)	(11,028)	(19)	(22,769)
Balance as of September 28, 2019	$413,691	240,566	1,171	655,428

Intangible assets subject to amortization, net	$219,270	2,704	5,191	227,165

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Amortization expense	$6,912	8,148	20,596	23,198

8. Accounts payable and accrued expenses

Accounts payable and accrued expenses are as follows:

	At September 28, 2019	At December 31, 2018
Outstanding checks in excess of cash	$4,064	14,624
Accounts payable, trade	964,098	811,879
Accrued expenses	490,094	430,431
Product warranties	46,984	47,511
Accrued interest	12,293	21,908
Accrued compensation and benefits	221,326	197,513
Total accounts payable and accrued expenses	$1,738,859	1,523,866

9. Accumulated other comprehensive income (loss)

The changes in accumulated other comprehensive income (loss) by component, for the nine months ended September 28, 2019 are as follows:

	Foreign currency translation adjustments	Pensions, net of tax	Total
Balance as of December 31, 2018	$(782,102)	(9,506)	(791,608)
Current period other comprehensive income	(90,962)	283	(90,679)
Balance as of September 28, 2019	$(873,064)	(9,223)	(882,287)

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

We rent or sublease certain real estate to third parties. Our sublease portfolio consists mainly of operating leases.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The components of lease costs are as follows:

	Three Months Ended September 28, 2019			Nine Months Ended September 28, 2019
	Cost of Goods Sold	Selling, General and Administrative	Total	Cost of Goods Sold	Selling, General and Administrative	Total
Operating lease costs
Fixed	$8,068	25,316	33,384	23,925	72,578	96,503
Short-term	1,092	2,640	3,732	4,083	9,126	13,209
Variable	1,475	7,053	8,528	5,846	21,601	27,447
Sub-leases	(114)	(113)	(227)	(239)	(397)	(636)
	10,521	34,896	45,417	33,615	102,908	136,523
Finance lease costs
Amortization of leased assets	—	404	404	—	1,228	1,228
Interest on lease liabilities	—	102	102	—	191	191
	—	506	506	—	1,419	1,419
Net lease costs	$10,521	35,402	45,923	33,615	104,327	137,942

Supplemental balance sheet information related to leases is as follows:

	Classification	At September 28, 2019
Assets
Operating Leases
Right of use operating lease assets	Right of use operating lease assets	$334,083
Finance Leases
Property, plant and equipment, gross	Property, plant and equipment	14,727
Accumulated depreciation	Accumulated depreciation	(2,809)
Property, plant and equipment, net	Property, plant and equipment, net	11,918
Total lease assets		$346,001

Liabilities
Operating Leases
Other current	Current operating lease liabilities	$102,682
Non-current	Non-current operating lease liabilities	238,560
Total operating liabilities		341,242
Finance Leases
Short-term debt	Short-term debt and current portion of long-term debt	1,351
Long-term debt	Long-term debt, less current portion	11,319
Total finance liabilities		12,670
Total lease liabilities		$353,912

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Maturities of lease liabilities are as follows:

Year ending December 31,	Finance Leases	Operating Leases	Total
2019 (excluding the nine months ended September 28, 2019)	$432	31,316	31,748
2020	1,647	116,032	117,679
2021	1,258	88,122	89,380
2022	1,022	59,951	60,973
2023	926	32,688	33,614
Thereafter	8,987	42,182	51,169
Total lease payments	14,272	370,291	384,563
Less imputed interest	1,602	29,049
Present value, Total	$12,670	341,242

The Company had approximately $2,709 of leases that commenced after September 28, 2019 that created rights and obligations to the Company. These leases are not included in the above maturity schedule.

For additional information regarding the Company’s Commitments and Contingencies as of December 31, 2018 as disclosed for capital and operating leases, see Note 14 in its 2018 Annual Report filed on Form 10-K.

Lease term and discount rate are as follows:

At September 28, 2019
Weighted Average Remaining Lease Term
Operating Leases	4.37
Finance Leases	12.32

Weighted Average Discount Rate
Operating Leases	3.3%
Finance Leases	2.4%

Supplemental cash flow information related to leases was as follows:

Nine Months Ended
September 28, 2019
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$96,752
Operating cash flows from finance leases	123
Financing cash flows from finance leases	1,224
Right-of-use assets obtained in exchange for lease obligations:
Operating Leases	113,253
Finance Leases	7,636
Amortization:
Amortization of Right of use operating lease assets (1)	85,061

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

The Company granted no restricted stock units (“RSUs”) for the three months ended September 28, 2019. The Company granted 187 RSUs at a weighted average grant-date fair value of $137.30 per unit for the nine months ended September 28, 2019. The Company granted 3 RSUs at a weighted average grant-date fair value of $189.39 per unit for the three months ended September 29, 2018. The Company granted 130 at a weighted average grant-date fair value of $236.82 per unit for the nine months ended September 29, 2018. The Company recognized stock-based compensation costs related to the issuance of RSUs of $5,651 ($4,182 net of taxes) and $5,104 ($3,777 net of taxes) for the three months ended September 28, 2019 and September 29, 2018, respectively, which has been allocated to cost of sales and selling, general and administrative expenses. The Company recognized stock-based compensation costs related to the issuance of RSUs of $17,228 ($12,749 net of taxes) and $26,697 ($19,756 net of taxes) for the nine months ended September 28, 2019 and September 29, 2018, respectively, which has been allocated to cost of sales and selling, general and administrative expenses. Pre-tax unrecognized compensation expense for unvested RSUs granted to employees, net of estimated forfeitures, was $20,598 as of September 28, 2019, and will be recognized as expense over a weighted-average period of approximately 1.46 years. The Company did not recognize any stock-based compensation costs related to stock options for the nine months ended September 28, 2019 and September 29, 2018, respectively.

12. Other expense (income), net

Other expense (income), net is as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Foreign currency losses (gains), net	$(1,181)	2,456	(203)	7,178
Release of indemnification asset	(659)	—	(659)	1,749
Impairment of net investment in a manufacturer and distributor of Ceramic tile in China(1)	65,172	—	65,172	—
All other, net	(10,619)	(1,750)	(18,381)	(2,133)
Total other expense, net	$52,713	706	45,929	6,794

(1) During the quarter, the Company determined that its net investment in a manufacturer and distributor of ceramic tile in China was impaired and therefore recorded a net impairment charge of $65,172.

13. Income Taxes

For the quarter ended September 28, 2019, the Company recorded income tax expense of $22,522 on earnings before income taxes of $178,191 for an effective tax rate of 12.6%, as compared to an income tax expense of $49,487 on earnings before income taxes of $277,513, for an effective tax rate of 17.8% for the quarter ended September 29, 2018. For the nine months ended September 28, 2019, the Company recorded income tax expense of $116,273 on earnings before income taxes of $596,171 for an effective tax rate of 19.5%, as compared to an income tax expense of $215,928 on earnings before income taxes of $850,740, for an effective tax rate of 25.4% for the nine months ended September 29, 2018. The difference in the effective tax rates for the comparative periods was caused by the geographical dispersion of profits and losses, a discrete one-time benefit in Q3 of 2019 related to the impairment of the Company's net investment in a manufacturer and distributor of ceramic tile in China, and the issuance of IRS Notice 2018-26 which caused the Company to record $54,674 of additional net tax expense in Q2 of 2018.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Stockholders’ Equity

The following tables reflect the changes in stockholders’ equity for the three months ended September 28, 2019 and September 29, 2018 (in thousands).

		Total Stockholders’ Equity
	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interest	Total Stockholders’ Equity
		Shares	Amount				Shares	Amount

June 29, 2019	$—	79,712	$797	$1,859,248	$6,903,261	$(732,521)	(7,348)	$(215,712)	$6,518	$7,821,591
Shares issued under employee and director stock plans	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	5,651	—	—	—	—	—	5,651
Repurchases of common stock	—	(519)	(5)	—	(67,703)	—	—	—	—	(67,708)
Accretion of redeemable noncontrolling interest	—	—	—	—	—	—	—	—	—	—
Noncontrolling earnings	—	—	—	—	—	—	—	—	150	150
Currency translation adjustment on non-controlling interests	—	—	—	—	—	—	—	—	(157)	(157)
Currency translation adjustment	—	—	—	—	—	(149,982)	—	—	—	(149,982)
Prior pension and post-retirement benefit service cost and actuarial gain / loss	—	—	—	—	—	216	—	—	—	216
Net income	—	—	—	—	155,518	—	—	—	—	155,518
September 28, 2019	$—	79,193	$792	$1,864,899	$6,991,076	$(882,287)	(7,348)	$(215,712)	$6,511	$7,765,279

		Total Stockholders’ Equity
	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interest	Total Stockholders’ Equity
		Shares	Amount				Shares	Amount

June 30, 2018	$30,043	81,952	$820	$1,842,060	$6,409,552	$(671,133)	(7,350)	$(215,745)	$7,880	$7,373,434
Shares issued under employee and director stock plans	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	5,104	—	—	—	—	—	5,104
Repurchases of common stock	—	—	—	—	—	—	—	—	—	—
Accretion of redeemable noncontrolling interest	670	—	—	—	(669)	—	—	—	—	(669)
Noncontrolling earnings	817	—	—	—	—	—	—	—	195	195
Currency translation adjustment on non-controlling interests	(303)	—	—	—	—	—	—	—	(54)	(54)
Currency translation adjustment	—	—	—	—	—	(33,314)	—	—	—	(33,314)
Prior pension and post-retirement benefit service cost and actuarial gain / loss	—	—	—	—	—	68	—	—	—	68
Net income	—	—	—	—	227,013	—	—	—	—	227,013
September 29, 2018	$31,227	81,952	$820	$1,847,164	$6,635,896	$(704,379)	(7,350)	$(215,745)	$8,021	$7,571,777

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables reflect the changes in stockholders’ equity for the nine months ended September 28, 2019 and September 29, 2018 (in thousands).

		Total Stockholders’ Equity
	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interest	Total Stockholders’ Equity
		Shares	Amount				Shares	Amount

January 1, 2019	$—	79,656	$797	$1,852,173	$6,588,197	$(791,608)	(7,349)	$(215,745)	$6,245	$7,440,059
Shares issued under employee and director stock plans	—	122	1	(4,502)	—	—	1	33	—	(4,468)
Stock-based compensation expense	—	—	—	17,228	—	—	—	—	—	17,228
Repurchases of common stock	—	(585)	(6)	—	(76,665)	—	—	—	—	(76,671)
Accretion of redeemable noncontrolling interest	—	—	—	—	—	—	—	—	—	—
Noncontrolling earnings	—	—	—	—	—	—	—	—	354	354
Currency translation adjustment on non-controlling interests	—	—	—	—	—	—	—	—	(88)	(88)
Currency translation adjustment	—	—	—	—	—	(90,962)	—	—	—	(90,962)
Prior pension and post-retirement benefit service cost and actuarial gain / loss	—	—	—	—	—	283	—	—	—	283
Net income	—	—	—	—	479,544	—	—	—	—	479,544
September 28, 2019	$—	79,193	$792	$1,864,899	$6,991,076	$(882,287)	(7,348)	$(215,712)	$6,511	$7,765,279

		Total Stockholders’ Equity
	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interest	Total Stockholders’ Equity
		Shares	Amount				Shares	Amount

January 1, 2018	$29,463	81,771	$818	$1,828,131	$6,004,506	$(558,527)	(7,350)	$(215,766)	$7,847	$7,067,009
Shares issued under employee and director stock plans	—	181	2	(7,664)	—	—	—	21	—	(7,641)
Stock-based compensation expense	—	—	—	26,697	—	—	—	—	—	26,697
Repurchases of common stock	—	—	—	—	—	—	—	—	—	—
Accretion of redeemable noncontrolling interest	975	—	—	—	(975)	—	—	—	—	(975)
Noncontrolling earnings	2,043	—	—	—	—	—	—	—	404	404
Currency translation adjustment on non-controlling interests	(1,254)	—	—	—	—	—	—	—	(230)	(230)
Currency translation adjustment	—	—	—		—	(146,143)	—	—	—	(146,143)
Prior pension and post-retirement benefit service cost and actuarial gain / loss	—	—	—	—	—	291	—	—	—	291
Net income	—	—	—	—	632,365	—	—	—	—	632,365
September 29, 2018	$31,227	81,952	$820	$1,847,164	$6,635,896	$(704,379)	(7,350)	$(215,745)	$8,021	$7,571,777

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net earnings attributable to Mohawk Industries, Inc.	$155,518	227,013	479,544	632,365
Accretion of redeemable noncontrolling interest (1)	—	(670)	—	(975)
Net earnings available to common stockholders	$155,518	226,343	479,544	631,390

Weighted-average common shares outstanding-basic and diluted:
Weighted-average common shares outstanding—basic	72,106	74,603	72,302	74,599
Add weighted-average dilutive potential common shares—options to purchase common shares and RSUs, net	286	342	276	378
Weighted-average common shares outstanding-diluted	72,392	74,945	72,578	74,977

Earnings per share attributable to Mohawk Industries, Inc.
Basic	$2.16	3.03	6.63	8.46
Diluted	$2.15	3.02	6.61	8.42

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Segment information is as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net sales:
Global Ceramic segment	$916,422	885,773	2,772,805	2,691,618
Flooring NA segment	1,001,908	1,047,540	2,907,327	3,055,468
Flooring ROW segment	600,855	612,487	1,866,028	1,787,930
Intersegment sales	—	—	—	—
Total	$2,519,185	2,545,800	7,546,160	7,535,016

Operating income (loss):
Global Ceramic segment	$84,410	118,716	286,886	366,893
Flooring NA segment	80,223	93,369	140,374	268,779
Flooring ROW segment	84,428	84,108	276,392	273,334
Corporate and intersegment eliminations	(8,841)	(8,949)	(31,242)	(27,056)
Total	$240,220	287,244	672,410	881,950

	At September 28, 2019	At December 31, 2018
Assets:
Global Ceramic segment	$5,385,279	5,194,030
Flooring NA segment	4,020,205	3,938,639
Flooring ROW segment	3,736,296	3,666,617
Corporate and intersegment eliminations	250,982	299,837
Total	$13,392,762	13,099,123

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

Belgian Tax Matter

Between 2012 and 2014, the Company received assessments from the Belgian tax authority for the calendar years 2005 through 2010 in the amounts of €46,135, €38,817, €39,635, €30,131, €35,567 and €43,117 respectively, including penalties, but excluding interest. The Belgian tax authority denied the Company’s formal protests against these assessments and the Company brought all six years before the Court of First Appeal in Bruges. The Court of First Appeal in Bruges ruled in favor of the Company on January 27, 2016, with respect to the calendar years ending December 31, 2005 and December 31, 2009; and on June 13, 2018, the Court of First Appeal in Bruges ruled in favor of the Company with respect to the calendar years ending December 31, 2006, December 31, 2007, December 31, 2008 and December 31, 2010. The Belgian tax authority has lodged its Notification of Appeal for all six years with the Ghent Court of Appeal. On September 17, 2019, the Company pled its case to the Ghent Court of Special (Tax) Appeals and on October 1, 2019, the Court ruled in favor of the Company, re-confirming the rulings of the Court of First Appeals in Bruges with respect to the calendar years ending December 31, 2005 and December 31, 2009. The Belgian Tax Authority has three months within which to appeal to the Belgium Supreme Court.

In March 2019, the Company received assessments from the Belgian tax authority for tax years 2011 through 2017 in the amount of €40,617, €39,732, €11,358, €23,919, €30,610, €93,145 and €79,933 respectively, including penalties, but excluding interest. The Company intends to file formal protests based on these assessments in a timely manner. The assessments are largely based on the same facts underlying the positive rulings, which the Belgian tax authority may appeal.

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

At the Company’s election, revolving loans under the 2015 Senior Credit Facility bear interest at annual rates equal to either (a) LIBOR for 1, 2, 3 or 6 month periods, as selected by the Company, plus an applicable margin ranging between 1.00%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

and 1.75% (1.125% as of September 28, 2019), or (b) the higher of the Wells Fargo Bank, National Association prime rate, the Federal Funds rate plus 0.5%, or the Eurocurrency Rate (as defined in the 2015 Senior Credit Facility) rate plus 1.0%, plus an applicable margin ranging between 0.00% and 0.75% (0.125% as of September 28, 2019). The Company also pays a commitment fee to the lenders under the 2015 Senior Credit Facility on the average amount by which the aggregate commitments of the lenders exceed utilization of the 2015 Senior Credit Facility ranging from 0.10% to 0.225% per annum (0.125% as of September 28, 2019). The applicable margins and the commitment fee are determined based on whichever of the Company’s Consolidated Net Leverage Ratio or its senior unsecured debt rating (or if not available, corporate family rating) results in the lower applicable margins and commitment fee (with applicable margins and the commitment fee increasing as that ratio increases or those ratings decline, as applicable).

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

As of September 28, 2019, amounts utilized under the 2015 Senior Credit Facility included $2,500 of borrowings and $22,787 of standby letters of credit related to various insurance contracts and foreign vendor commitments. The outstanding borrowings of $932,776 under the Company’s U.S. and European commercial paper programs as of September 28, 2019 reduce the availability of the 2015 Senior Credit Facility. Including commercial paper borrowings, the Company has utilized $958,063 under the 2015 Senior Credit Facility resulting in a total of $841,937 available as of September 28, 2019.

Senior Credit Facility Subsequent Event

On October 18, 2019, the Company amended and restated its 2015 Senior Credit Facility, extending the maturity from March 26, 2022 to October 17, 2024 (as amended and restated, the “2019 Senior Credit Facility”). The modifications also included (but were not limited to) renewing the Company’s option to extend the maturity of the 2019 Senior Credit Facility up to two times for an additional one-year period each, reducing commitment fees, and modifying certain of the negative covenants to provide the Company with additional flexibility, including additional flexibility to make acquisitions and incur indebtedness.

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

The proceeds from the issuance of commercial paper notes will be available for general corporate purposes. As of September 28, 2019, there was $409,800 outstanding under the U.S. commercial paper program, and the euro equivalent of $522,976 under the European program. The weighted-average interest rate and maturity period for the U.S. program were 2.32% and 25.07 days, respectively. The weighted average interest rate and maturity period for the European program were (0.22)% and 30.7 days, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Senior Notes

On September 4, 2019, Mohawk Capital Finance S.A. (“Mohawk Finance”), an indirect wholly-owned finance subsidiary of the Company, completed the issuance and sale of €300,000 aggregate principal amount of its Floating Rate Notes due September 4, 2021 (“2021 Floating Rate Notes”). The 2021 Floating Rate Notes are senior unsecured obligations of Mohawk Finance and rank pari passu with all of Mohawk Finance’s other existing and future senior unsecured indebtedness. The 2021 Floating Rate Notes are fully, unconditionally and irrevocably guaranteed by the Company on a senior unsecured basis. These notes bear interest at a rate per annum, reset quarterly, equal to three-month EURIBOR plus 0.2% (but in no event shall the interest rate be less than zero). Interest on the 2021 Floating Rate Notes is payable quarterly on December 4, March 4, June 4, and September 4 of each year. Mohawk Finance received an issuance premium of €744 and paid financing cost of $754 in connection with the 2021 Floating Rate Notes. The issuance premium and financing costs have been deferred and are being amortized over the term of the 2021 Floating Rate Notes.

On May 18, 2018, Mohawk Finance, an indirect wholly-owned finance subsidiary of the Company, completed the issuance and sale of €300,000 aggregate principal amount of its Floating Rate Notes due May 18, 2020 (“2020 Floating Rate Notes”). The 2020 Floating Rate Notes are senior unsecured obligations of Mohawk Finance and rank pari passu with all of Mohawk Finance’s other existing and future senior unsecured indebtedness. The 2020 Floating Rate Notes are fully, unconditionally and irrevocably guaranteed by the Company on a senior unsecured basis. These notes bear interest at a rate per annum, reset quarterly, equal to three-month EURIBOR plus 0.3% (but in no event shall the interest rate be less than zero). Interest on the 2020 Floating Rate Notes is payable quarterly on August 18, November 18, February 18, and May 18 of each year. Mohawk Finance paid financing costs of $890 in connection with the 2020 Floating Rate Notes. These costs were deferred and are being amortized over the term of the 2020 Floating Rate Notes.

On September 11, 2017, Mohawk Finance completed the issuance and sale of €300,000 aggregate principal amount of its Floating Rate Notes due September 11, 2019 (“2019 Floating Rate Notes”). The 2019 Floating Rate Notes are senior unsecured obligations of Mohawk Finance and rank pari passu with all of Mohawk Finance’s other existing and future senior unsecured indebtedness. The 2019 Floating Rate Notes are fully, unconditionally and irrevocably guaranteed by the Company on a senior unsecured basis. These notes bear interest at a rate per annum, reset quarterly, equal to three-month EURIBOR plus 0.3% (but in no event shall the interest rate be less than zero). Interest on the 2019 Floating Rate Notes is payable quarterly on September 11, December 11, March 11, and June 11 of each year. Mohawk Finance paid financing costs of $911 in connection with the 2019 Floating Rate Notes. These costs were deferred and are being amortized over the term of the 2019 Floating Rate Notes. On September 11, 2019, the Company paid the remaining €300,000 outstanding principal of the 2019 Floating Rate Notes utilizing cash on hand and borrowings under its European commercial paper program.

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

The fair values and carrying values of our debt instruments are detailed as follows:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	At September 28, 2019		At December 31, 2018
	Fair Value	Carrying Value	Fair Value	Carrying Value
3.85% senior notes, payable February 1, 2023; interest payable semiannually	$626,491	600,000	599,904	600,000
2.00% senior notes, payable January 14, 2022; interest payable annually	569,037	547,046	587,487	572,148
Floating Rate Notes, payable May 18, 2020, interest payable quarterly	328,002	328,228	343,004	343,289
Floating Rate Notes, payable September 11, 2019, interest payable quarterly	—	—	343,560	343,289
Floating rate notes, payable September 04, 2021, interest payable quarterly	324,650	328,228	—	—
U.S. commercial paper	409,800	409,800	632,668	632,668
European commercial paper	522,976	522,976	707,175	707,175
Five-year senior secured credit facility, due March 26, 2022	2,500	2,500	57,896	57,896
Capital leases and other	21,469	21,469	6,664	6,664
Unamortized debt issuance costs	(3,508)	(3,508)	(5,155)	(5,155)
Total debt	2,801,417	2,756,739	3,273,203	3,257,974
Less current portion of long-term debt and commercial paper	1,273,158	1,273,158	1,742,373	1,742,373
Long-term debt, less current portion	$1,528,259	1,483,581	1,530,830	1,515,601

The fair values of the Company’s debt instruments were estimated using market observable inputs, including quoted prices in active markets, market indices and interest rate measurements. Within the hierarchy of fair value measurements, these are Level 2 fair values.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

19. Subsequent Event

On October 18, 2019, the Company amended and restated its 2015 Senior Credit Facility, extending the maturity from March 26, 2022 to October 17, 2024 (as amended and restated, the “2019 Senior Credit Facility”). The modifications also included (but were not limited to) renewing the Company’s option to extend the maturity of the 2019 Senior Credit Facility up to two times for an additional one-year period each, reducing commitment fees, and modifying certain of the negative covenants to provide the Company with additional flexibility, including additional flexibility to make acquisitions and incur indebtedness.

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

In 2018, the Company invested over $790 million in capital projects to expand capacities, differentiate products, and improve productivity.  In 2019, the Company plans to invest $575-595 million in its existing businesses to complete projects that were begun in 2018 and to commence new initiatives. The largest investments during this two-year period are the expansion of LVT in the U.S. and Europe; ceramic capacity increases in Mexico, Italy, Poland and Russia; premium laminate in the U.S., Europe and Russia; carpet tile in Europe; sheet vinyl in Russia; and countertops in the U.S. and Europe.

For the three months ended September 28, 2019, net earnings attributable to the Company were $155.5 million, or diluted earnings per share (“EPS”) of $2.15, compared to net earnings attributable to the Company of $227.0 million, or diluted EPS of $3.02 for the three months ended September 29, 2018. The decrease in EPS was primarily attributable to an impairment charge related to the Company's net investment in a manufacturer and distributor of ceramic tile in China, higher inflation costs, unfavorable net impact due to lower volumes, the unfavorable net impact of price and product mix, costs associated with investments in new product development, sales personnel, marketing and other, costs due to temporarily reducing production, partially offset by lower startup costs and the impact of lower restructuring, acquisition and integration-related and other costs.

Net earnings attributable to the Company were $479.5 million, or diluted EPS of $6.61 for the nine months ended September 28, 2019 compared to net earnings attributable to the Company of $632.4 million, or diluted EPS of $8.42 for the nine months ended September 29, 2018. The decrease in EPS was primarily attributable to higher inflation costs, an impairment charge related to the Company's net investment in a manufacturer and distributor of ceramic tile in China, the unfavorable net impact of price and product mix, unfavorable net impact due to lower volumes, an increase in costs due to lower productivity on volumes, costs due to temporarily reducing production, the unfavorable net impact from foreign exchange rates, costs associated with investments in new product development, sales personnel and marketing, partially offset by lower startup costs.
For the nine months ended September 28, 2019, the Company generated $978.1 million of cash from operating activities. As of September 28, 2019, the Company had cash and cash equivalents of $111.3 million, of which $26.0 million was in the United States and $85.3 million was in foreign countries.

Results of Operations

Quarter Ended September 28, 2019, as compared with Quarter Ended September 29, 2018

Net sales

Net sales for the three months ended September 28, 2019 were $2,519.2 million, reflecting a decrease of $26.6 million, or 1.0%, from the $2,545.8 million reported for the three months ended September 29, 2018. The decrease was primarily attributable to the unfavorable net impact from foreign exchange rates of approximately $35 million, and the unfavorable net impact of price and product mix of approximately $8 million, partially offset by higher sales volume of approximately $17 million. The higher sales volume in the quarter includes sales from acquisitions of approximately $70 million.

Global Ceramic segment—Net sales increased $30.6 million, or 3.5%, to $916.4 million for the three months ended September 28, 2019, compared to $885.8 million for the three months ended September 29, 2018. The increase was primarily attributable to higher sales volume of approximately $34 million which includes sales from acquisitions of approximately $57 million, and the favorable net impact of price and product mix of approximately $5 million, partially offset by the unfavorable net impact from foreign exchange rates of approximately $8 million.

Flooring NA segment—Net sales decreased $45.6 million, or 4.4%, to $1,001.9 million for the three months ended September 28, 2019, compared to $1,047.5 million for the three months ended September 29, 2018. The decrease was primarily attributable to lower volumes of approximately $48 million partially offset by the favorable net impact of price and product mix of approximately $3 million.

Flooring ROW segment—Net sales decreased $11.6 million, or 1.9%, to $600.9 million for the three months ended September 28, 2019, compared to $612.5 million for the three months ended September 29, 2018. The decrease was primarily attributable to the unfavorable net impact from foreign exchange rates of approximately $27 million, and the unfavorable net impact of price and product mix of approximately $17 million, partially offset by higher sales volume of approximately $32 million. The higher sales volume in the quarter includes sales from acquisitions of approximately $13 million.

Gross profit

Gross profit for the three months ended September 28, 2019 was $691.7 million (27.5% of net sales), a decrease of $28.7 million or 4.0%, compared to gross profit of $720.4 million (28.3% of net sales) for the three months ended September 29, 2018. As a percentage of net sales, gross profit decreased 84 basis points. The decrease in gross profit dollars was attributable to the unfavorable net impact of price, product mix and volume of approximately $16 million, the unfavorable net impact from foreign exchange rates of approximately $9 million, the unfavorable impact due to inflation of approximately $10 million, and approximately $9 million of costs due to temporarily reducing production. These factors were partially offset by lower start up costs of approximately $9 million and the impact of lower restructuring, acquisition and integration-related and other costs of approximately $10 million.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended September 28, 2019 were $451.5 million (17.9% of net sales), an increase of $18.3 million compared to $433.2 million (17.0% of net sales) for the three months ended September 29, 2018. As a percentage of net sales, selling, general and administrative expenses increased 91 basis points. The increase in selling, general and administrative expenses in dollars was primarily attributable to approximately $15 million of costs due to higher sales volume, inflation of approximately $9 million, and approximately $5 million of costs associated with investments in new product development, sales personnel, marketing and other, partially offset by the favorable net impact from foreign exchange rates of approximately $5 million, and the impact of lower restructuring, acquisition and integration-related and other costs of approximately $7 million.

Operating income

Operating income for the three months ended September 28, 2019 was $240.2 million (9.5% of net sales) reflecting a decrease of $47.0 million, or 16.4%, compared to operating income of $287.2 million (11.3% of net sales) for the three months ended September 29, 2018. The decrease in operating income was primarily attributable to higher inflation costs of approximately $19 million, unfavorable net impact due to lower volumes of approximately $16 million, the unfavorable net impact of price and product mix of approximately $15 million, approximately $10 million of costs associated with investments in new product development, sales personnel, marketing and other, approximately $9 million of costs due to temporarily reducing production, and the unfavorable net impact from foreign exchange rates of approximately $3 million, partially offset by lower startup costs of approximately $15 million and the impact of lower restructuring, acquisition and integration-related and other costs of approximately $17 million.

Global Ceramic segment—Operating income was $84.4 million (9.2% of segment net sales) for the three months ended September 28, 2019 reflecting a decrease of $34.3 million compared to operating income of $118.7 million (13.4% of segment net sales) for the three months ended September 29, 2018. The decrease in operating income was primarily attributable to higher inflation costs of approximately $18 million, approximately $11 million of costs due to temporarily reducing production and lower volumes, approximately $3 million of costs associated with investments in new product development, sales personnel and marketing and the unfavorable net impact of price and product mix of approximately $2 million.

Flooring NA segment—Operating income was $80.2 million (8.0% of segment net sales) for the three months ended September 28, 2019 reflecting a decrease of $13.2 million compared to operating income of $93.4 million (8.9% of segment net sales) for the three months ended September 29, 2018. The decrease in operating income was primarily attributable to approximately $17 million due to lower sales volumes, lower productivity of approximately $7 million, and higher inflation costs of approximately $7 million, partially offset by lower start up costs of approximately $8 million, the impact of lower restructuring, acquisition and integration-related and other costs of approximately $7 million and the favorable net impact of price and product mix of approximately $4 million.

Flooring ROW segment—Operating income was $84.4 million (14.1% of segment net sales) for the three months ended September 28, 2019 reflecting an increase of $0.3 million compared to operating income of $84.1 million (13.7% of segment net sales) for the three months ended September 29, 2018. The increase in operating income was primarily attributable to lower inflation costs of approximately $10 million, lower start up costs of approximately $7 million, approximately $3 million due to higher sales volumes, and lower restructuring, acquisition and integration-related and other costs of approximately $8 million, offset by unfavorable net impact of price and product mix of approximately $17 million, lower productivity of approximately $6 million, and the unfavorable net impact from foreign exchange rates of approximately $3 million.

Interest expense

Interest expense was $9.3 million for the three months ended September 28, 2019, reflecting an increase of $0.3 million compared to interest expense of $9.0 million for the three months ended September 29, 2018. The increase in interest expense was primarily due to increased borrowings.

Other expense (income), net

Other expense, net was $52.7 million for the three months ended September 28, 2019, reflecting an unfavorable change of $52.0 million compared to other expense, net of $0.7 million for the three months ended September 29, 2018. The change was primarily attributable to an impairment charge of $65.2 million related to the Company's net investment in a manufacturer and distributor of ceramic tile in China, partially offset by foreign exchange rates on transactions in the current year.

Income tax expense

For the three months ended September 28, 2019, the Company recorded income tax expense of $22.5 million on earnings before income taxes of $178.2 million for an effective tax rate of 12.6%, as compared to income tax expense of $49.5 million on earnings before income taxes of $277.5 million, for an effective tax rate of 17.8% for the three months ended September 29, 2018. The difference in the effective tax rates was caused by the geographical dispersion of profits and losses in the comparative periods and a discrete one-time benefit related to the impairment of the Company's net investment and note receivable in its Chinese supplier.

Nine Months Ended September 28, 2019, as compared with Nine Months Ended September 29, 2018

Net sales

Net sales for the nine months ended September 28, 2019 were $7,546.2 million, reflecting an increase of $11.2 million, or 0.1%, from the $7,535.0 million reported for the nine months ended September 29, 2018. The increase was primarily attributable to higher sales volume of approximately $209 million, or 2.8%, which includes sales from acquisitions of approximately $325 million partially offset by the unfavorable net impact of price and product mix of approximately $38 million. Net sales were also affected by the unfavorable net impact from foreign exchange rates of approximately $160 million, or 2%.

Global Ceramic segment—Net sales increased $81.2 million, or 3.0%, to $2,772.8 million for the nine months ended September 28, 2019, compared to $2,691.6 million for the nine months ended September 29, 2018. The increase was primarily attributable to higher sales volume of approximately $119 million, or 4.4%, which includes sales volume attributable to acquisitions of approximately $162 million, and the favorable net impact of price and product mix of approximately $15 million partially offset by the unfavorable net impact from foreign exchange rates of approximately $53 million, or 2%.

Flooring NA segment—Net sales decreased $148.2 million, or 4.9%, to $2,907.3 million for the nine months ended September 28, 2019, compared to $3,055.5 million for the nine months ended September 29, 2018. The decrease was primarily attributable to lower volumes of approximately $153 million, or 5% partially offset by the favorable net impact of price and product mix of approximately $5 million.

Flooring ROW segment—Net sales increased $78.1 million, or 4.4%, to $1,866.0 million for the nine months ended September 28, 2019, compared to $1,787.9 million for the nine months ended September 29, 2018. The increase was primarily attributable to higher sales volume of approximately $243 million, or 13.6%, which includes sales volume attributable to acquisitions of approximately $163 million partially offset by and the unfavorable net impact of price and product mix of approximately $57 million, or 3.2%. Net Sales were also affected by the unfavorable net impact from foreign exchange rates of approximately $107 million, or 6%.

Gross profit

Gross profit for the nine months ended September 28, 2019 was $2,053.2 million (27.2% of net sales), a decrease of $138.5 million or 6.3%, compared to gross profit of $2,191.7 million (29.1% of net sales) for the nine months ended September 29, 2018. As a percentage of net sales, gross profit decreased 188 basis points. The decrease in gross profit dollars was primarily attributable to the higher inflation costs of approximately $58 million, the unfavorable net impact of price and product mix of approximately $57 million, the unfavorable net impact from foreign exchange rates of approximately $47 million, costs due to temporarily reducing production of approximately $20 million, and the impact of restructuring, acquisition and integration-related costs of approximately $7 million, partially offset by higher sales volume of approximately $36 million and lower start up costs of approximately $25 million.

Selling, general and administrative expenses

Selling, general and administrative expenses for the nine months ended September 28, 2019 were $1,380.8 million (18.3% of net sales), an increase of $71.1 million compared to $1,309.7 million (17.4% of net sales) for the nine months ended September 29, 2018. As a percentage of net sales, selling, general and administrative expenses increased 92 basis points. The increase in selling, general and administrative expenses in dollars was primarily attributable to approximately $62 million of costs due to higher sales volume, higher inflation costs of approximately $22 million and approximately $10 million of costs associated with investments in new product development, sales personnel and marketing, partially offset by the net impact of favorable foreign exchange rates of approximately $24 million.

Operating income

Operating income for the nine months ended September 28, 2019 was $672.4 million (8.9% of net sales) reflecting a decrease of $209.6 million, or 23.8%, compared to operating income of $882.0 million (11.7% of net sales) for the nine months ended September 29, 2018. The decrease in operating income was primarily attributable to higher inflation costs of approximately $80 million, the unfavorable net impact of price and product mix of approximately $57 million, the unfavorable net impact from foreign exchange rates of approximately $24 million, an increase in costs of approximately $22 million due to lower productivity on volumes, approximately $20 million of costs due to temporarily reducing production, and approximately $10 million of costs associated with investments in new product development, sales personnel and marketing, partially offset by lower startup costs of approximately $34 million.

Global Ceramic segment—Operating income was $286.9 million (10.3% of segment net sales) for the nine months ended September 28, 2019 reflecting a decrease of $80.0 million compared to operating income of $366.9 million (13.6% of segment net sales) for the nine months ended September 29, 2018. The decrease in operating income was primarily attributable to higher inflation costs of approximately $59 million, approximately $22 million of costs due to temporarily reducing production, approximately $10 million of costs associated with investments in new product development, sales personnel and marketing, and the unfavorable net impact from foreign exchange rates of approximately $7 million, and approximately $8 million due to the unfavorable net impact of price, product mix and sales volume, partially offset by savings from capital investments and cost reduction initiatives of approximately $30 million.

Flooring NA segment—Operating income was $140.4 million (4.8% of segment net sales) for the nine months ended September 28, 2019 reflecting a decrease of $128.4 million compared to operating income of $268.8 million (8.8% of segment net sales) for the nine months ended September 29, 2018. The decrease in operating income was primarily attributable to higher inflation costs of approximately $49 million, approximately $55 million in decreased sales volume, and an increase in costs of approximately $41 million due to lower than expected production volumes, partially offset by lower startup costs of approximately $16 million.

Flooring ROW segment—Operating income was $276.4 million (14.8% of segment net sales) for the nine months ended September 28, 2019 reflecting an increase of $3.1 million compared to operating income of $273.3 million (15.3% of segment net sales) for the nine months ended September 29, 2018. The increase in operating income was primarily attributable to increased sales volume of approximately $33 million, lower inflation costs of approximately $35 million and lower start-up costs of approximately $16 million, partially offset by unfavorable net impact of price and product mix of approximately $54 million, the unfavorable net impact from foreign exchange rates of approximately $16 million, and an increase in costs of approximately $11 million due to lower production volumes.

Interest expense

Interest expense was $30.3 million for the nine months ended September 28, 2019, reflecting an increase of $5.9 million compared to interest expense of $24.4 million for the nine months ended September 29, 2018. The increase in interest expense was primarily due to increased borrowings.

Other expense (income), net

Other expense, net was $45.9 million for the nine months ended September 28, 2019, reflecting an unfavorable change of $39.1 million compared to other expense, net of $6.8 million for the nine months ended September 29, 2018. The change was primarily attributable to an impairment charge of $65.2 million related to the Company's net investment in a manufacturer and distributor of ceramic tile in China, partially offset by foreign exchange rates on transactions in the current year.

Income tax expense

For the nine months ended September 28, 2019, the Company recorded income tax expense of $116.3 million on earnings before income taxes of $596.2 million for an effective tax rate of 19.5%, as compared to an income tax expense of $215.9 million on earnings before income taxes of $850.7 million, for an effective tax rate of 25.4% for the nine months ended September 29, 2018. The effective tax rate for 2019 was impacted by the geographical dispersion of profits and losses in the comparative periods, a discrete one-time benefit in Q3 of 2019 related to the impairment of the Company's net investment in a manufacturer and distributor of ceramic tile in China, and the unfavorable impact of the issuance of IRS Notice 2018-26 to the effective tax rate in Q2 of 2018.

Liquidity and Capital Resources

The Company’s primary capital requirements are for working capital, capital expenditures and acquisitions. The Company’s capital needs are met primarily through a combination of internally generated funds, commercial paper, bank credit lines, term and senior notes and credit terms from suppliers.

Net cash provided by operating activities in the first nine months of 2019 was $978.1 million, compared to net cash provided by operating activities of $894.5 million in the first nine months of 2018. The increase of $83.6 million in 2019 was primarily attributable to changes in working capital partially offset by net earnings.

Net cash used in investing activities in the first nine months of 2019 was $474.5 million compared to net cash used in investing activities of $1,028.3 million in the first nine months of 2018. The decrease was primarily due to reduced capital expenditures of $237.3 million and a decrease in acquisition costs of $348.5 million, partially offset by the net redemption activity in short-term investments of $31.9 million associated with the Company’s wholly-owned captive insurance company. The Company continues to invest to optimize sales and profit growth this year and beyond with product expansion and cost reduction projects in the business. Capital spending during the remainder of 2019 is expected to be approximately $159 million.

Net cash used in financing activities in the first nine months of 2019 was $510.3 million compared to net cash provided by financing activities of $151.5 million in the nine months of 2018. The change in cash used in financing activities is primarily attributable to the net pay down on borrowings of $235.2 million, net proceeds from the Floating Rate Notes of $353.6 million, and share repurchases of $76.7 million .

As of September 28, 2019, the Company had cash of $111.3 million, of which $85.3 million was held outside the United States. The Company plans to permanently reinvest the cash held outside the United States. The Company believes that its cash and cash equivalents on hand, cash generated from operations and availability under its existing credit facilities will be sufficient to meet its capital expenditure, working capital and debt servicing requirements over at least the next twelve months.

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

At the Company’s election, revolving loans under the 2015 Senior Credit Facility bear interest at annual rates equal to either (a) LIBOR for 1, 2, 3 or 6 month periods, as selected by the Company, plus an applicable margin ranging between 1.00% and 1.75% (1.125% as of September 28, 2019), or (b) the higher of the Wells Fargo Bank, National Association prime rate, the Federal Funds rate plus 0.5%, or the Eurocurrency Rate (as defined in the 2015 Senior Credit Facility) rate plus 1.0%, plus an applicable margin ranging between 0.00% and 0.75% (0.125% as of September 28, 2019). The Company also pays a commitment fee to the lenders under the 2015 Senior Credit Facility on the average amount by which the aggregate commitments of the lenders exceed utilization of the 2015 Senior Credit Facility ranging from 0.10% to 0.225% per annum (0.125% as of September 28, 2019). The applicable margins and the commitment fee are determined based on whichever of the Company’s Consolidated Net Leverage Ratio or its senior unsecured debt rating (or if not available, corporate family rating) results in the lower applicable margins and commitment fee (with applicable margins and the commitment fee increasing as that ratio increases or those ratings decline, as applicable).

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

As of September 28, 2019, amounts utilized under the 2015 Senior Credit Facility included $2.5 million of borrowings and $22.8 million of standby letters of credit related to various insurance contracts and foreign vendor commitments. The outstanding borrowings of $932.8 million under the Company’s U.S. and European commercial paper programs as of September 28, 2019 reduce the availability of the 2015 Senior Credit Facility. Including commercial paper borrowings, the Company has utilized $958.1 million under the 2015 Senior Credit Facility resulting in a total of $841.9 million available as of September 28, 2019.

Senior Credit Facility Subsequent Event

On October 18, 2019, the Company amended and restated its 2015 Senior Credit Facility, extending the maturity from March 26, 2022 to October 17, 2024 (as amended and restated, the “2019 Senior Credit Facility”). The modifications also included (but were not limited to) renewing the Company’s option to extend the maturity of the 2019 Senior Credit Facility up to two times for an additional one-year period each, reducing commitment fees, and modifying certain of the negative covenants to provide the Company with additional flexibility, including additional flexibility to make acquisitions and incur indebtedness.

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

The proceeds from the issuance of commercial paper notes will be available for general corporate purposes. As of September 28, 2019, there was $409.8 million outstanding under the U.S. commercial paper program, and the euro equivalent of $523.0 million under the European program. The weighted-average interest rate and maturity period for the U.S. program were 2.32% and 25.07 days, respectively. The weighted average interest rate and maturity period for the European program were (0.22)% and 30.7 days, respectively.

Senior Notes

On September 4, 2019, Mohawk Capital Finance S.A. (“Mohawk Finance”), an indirect wholly-owned finance subsidiary of the Company, completed the issuance and sale of €300.0 million aggregate principal amount of its Floating Rate Notes due September 4, 2021 (“2021 Floating Rate Notes”). The 2021 Floating Rate Notes are senior unsecured obligations of Mohawk Finance and rank pari passu with all of Mohawk Finance’s other existing and future senior unsecured indebtedness. The 2021 Floating Rate Notes are fully, unconditionally and irrevocably guaranteed by the Company on a senior unsecured basis. These notes bear interest at a rate per annum, reset quarterly, equal to three-month EURIBOR plus 0.2% (but in no event shall the interest rate be less than zero). Interest on the 2021 Floating Rate Notes is payable quarterly on December 4, March 4, June 4, and September 4 of each year. Mohawk Finance received an issuance premium of €0.7 million and paid financing cost of $0.8 million in connection with the 2021 Floating Rate Notes. The issuance premium and financing costs have been deferred and are being amortized over the term of the 2021 Floating Rate Notes.

On May 18, 2018, Mohawk Finance, an indirect wholly-owned finance subsidiary of the Company, completed the issuance and sale of €300.0 million aggregate principal amount of its Floating Rate Notes due May 18, 2020 (“2020 Floating Rate Notes”). The 2020 Floating Rate Notes are senior unsecured obligations of Mohawk Finance and rank pari passu with all of Mohawk Finance’s other existing and future senior unsecured indebtedness. The 2020 Floating Rate Notes are fully, unconditionally and irrevocably guaranteed by the Company on a senior unsecured basis. These notes bear interest at a rate per annum, reset quarterly, equal to three-month EURIBOR plus 0.3% (but in no event shall the interest rate be less than zero). Interest on the 2020 Floating Rate Notes is payable quarterly on August 18, November 18, February 18, and May 18 of each year. Mohawk Finance paid financing costs of $0.9 million in connection with the 2020 Floating Rate Notes. These costs were deferred and are being amortized over the term of the 2020 Floating Rate Notes.

On September 11, 2017, Mohawk Finance completed the issuance and sale of €300.0 million aggregate principal amount of its Floating Rate Notes due September 11, 2019 (“2019 Floating Rate Notes”). The 2019 Floating Rate Notes are senior unsecured obligations of Mohawk Finance and rank pari passu with all of Mohawk Finance’s other existing and future senior unsecured indebtedness. The 2019 Floating Rate Notes are fully, unconditionally and irrevocably guaranteed by the Company on a senior unsecured basis. These notes bear interest at a rate per annum, reset quarterly, equal to three-month EURIBOR plus 0.3% (but in no event shall the interest rate be less than zero). Interest on the 2019 Floating Rate Notes is payable quarterly on September 11, December 11, March 11, and June 11 of each year. Mohawk Finance paid financing costs of $0.9 million in connection with the 2019 Floating Rate Notes. These costs were deferred and are being amortized over the term of the 2019 Floating Rate Notes. On September 11, 2019, the Company paid the remaining €300.0 million outstanding principal of the 2019 Floating Rate Notes utilizing cash on hand and borrowings under its European commercial paper program.

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

Contractual Obligations

There have been no significant changes to the Company’s contractual obligations as disclosed in the Company’s 2018 Annual Report filed on Form 10-K, except that, as described above, on September 4, 2019, Mohawk Finance completed a public offering of €300.0 million aggregate principal amount of the 2021 Floating Rate Notes and the Company subsequently paid the remaining €300.0 million outstanding principal of its 2019 Floating Rate Notes.

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

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of September 28, 2019.

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

As of September 28, 2019, approximately 42% of the Company’s debt portfolio was comprised of fixed-rate debt and 58% was floating-rate debt. A 1.0 percentage point increase in the interest rate of the floating-rate debt would have resulted in an increase in interest expense of $4.0 million and $12.0 million for the three and nine months ended September 28, 2019. There have been no significant changes to the Company’s exposure to market risk as disclosed in the Company’s 2018 Annual Report filed on Form 10-K.

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

Belgian Tax Matter

Between 2012 and 2014, the Company received assessments from the Belgian tax authority for the calendar years 2005 through 2010 in the amounts of €46.1 million, €38.8 million, €39.6 million, €30.1 million, €35.6 million and €43.1 million, respectively, including penalties, but excluding interest. The Belgian tax authority denied the Company’s formal protests against these assessments and the Company brought all six years before the Court of First Appeal in Bruges. The Court of First Appeal in Bruges ruled in favor of the Company on January 27, 2016, with respect to the calendar years ending December 31, 2005 and December 31, 2009; and on June 13, 2018, the Court of First Appeal in Bruges ruled in favor of the Company with respect to the calendar years ending December 31, 2006, December 31, 2007, December 31, 2008 and December 31, 2010. The Belgian tax authority has lodged its Notification of Appeal for all six years with the Ghent Court of Appeal. On September 17, 2019, the company pled its case to the Ghent Court of Special (Tax) Appeals and on October 1, 2019, the Court ruled in favor of the Company, re-confirming the rulings of the Court of First Appeals in Bruges with respect to the calendar years ending December 31, 2005 and December 31, 2009. The Belgian Tax Authority has three months within which to appeal to the Belgium Supreme Court.

In March 2019, the Company received assessments from the Belgian tax authority for tax years 2011 through 2017 in the amount of €40.6 million, €39.7 million, €11.4 million, €23.9 million, €30.6 million, €93.1 million and €79.9 million respectively, including penalties, but excluding interest. The Company intends to file formal protests based on these assessments in a timely manner. The assessments are largely based on the same facts underlying the positive rulings, which the Belgian tax authority may appeal.

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

The following table provides information regarding share repurchase activity during the three months ended September 28, 2019.

Period	Total Number of Shares Purchased in Millions	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan in Millions	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan in Millions
June 30 through August 3, 2019	0.4	$125.36	0.4	$168.6
August 4 through August 31, 2019	0.0	$—	0.0	$168.6
September 1 through September 28, 2019	0.2	$121.65	0.2	$149.2
Total	0.5	$124.27	0.5

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this quarterly report on Form 10-Q.

Item 5.	Other Information

None.

Item 6.	Exhibits

No.	Description

4.1
Third Supplemental Indenture, dated as of September 4, 2019, by and among Mohawk Capital Finance S.A., as issuer, Mohawk Industries, Inc., as parent guarantor, U.S. Bank National Association, as trustee, registrar and transfer agent and Elavon Financial Services DAC, as paying agent (incorporated herein by reference Exhibit 4.2 to the Company’s Current Report on Form 8-K dated September 4, 2019).

4.2	Note for Floating Rate Notes due 2021 (incorporated herein by reference Exhibit 4.3 to the Company’s Current Report on Form 8-K dated September 4, 2019).
31.1	Certification Pursuant to Rule 13a-14(a).
31.2	Certification Pursuant to Rule 13a-14(a).
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95.1	Mine Safety Disclosure pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOHAWK INDUSTRIES, INC.
(Registrant)

Dated:	November 1, 2019	By:	/s/ Jeffrey S. Lorberbaum
JEFFREY S. LORBERBAUM
Chairman and Chief Executive Officer
(principal executive officer)

Dated:	November 1, 2019	By:	/s/ Glenn Landau
GLENN LANDAU
Chief Financial Officer
(principal financial officer)