Form 10-K
period 2019-12-31
MOHAWK INDUSTRIES INC
filed 2020-02-28
CIK 851968

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[Mark One]

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the Common Stock of the Registrant held by non-affiliates (excludes beneficial owners of more than 10% of the Common Stock) of the Registrant (59,424,324 shares) on June 28, 2019 (the last business day of the Registrant’s most recently completed fiscal second quarter) was $8,763,305,060. The aggregate market value was computed by reference to the closing price of the Common Stock on such date.
Number of shares of Common Stock outstanding as of February 25, 2020: 71,672,772 shares of Common Stock, $.01 par value. Mohawk Industries, Inc. common stock trades on the New York Stock Exchange under symbol MHK.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the 2020 Annual Meeting of Stockholders-Part III.

PART I

Item 1.	Business

Unless this Form 10-K indicates otherwise or the context otherwise requires, the terms “we,” “our,” “us,” “Mohawk,” or “the Company” as used in this Form 10-K refer to Mohawk Industries, Inc.

General

Mohawk is a leading global flooring manufacturer that creates products to enhance residential and commercial spaces around the world. The Company’s vertically integrated manufacturing and distribution processes provide competitive advantages in carpet, rugs, ceramic tile, laminate, wood, stone, luxury vinyl tile (“LVT”) and sheet vinyl flooring. The Company’s industry-leading innovation develops products and technologies that differentiate its brands in the marketplace and satisfy all flooring-related remodeling and new construction requirements. The Company’s brands are among the most recognized in the industry and include American Olean®, Daltile®, Durkan®, Eliane®, Feltex®, Godfrey Hirst®, IVC®, Karastan®, Marazzi®, Mohawk®, Pergo®, Quick-Step® and Unilin®. During the past two decades, the Company has transformed its business from an American carpet manufacturer into the world’s largest flooring company with operations in Australia, Brazil, Canada, Europe, India, Malaysia, Mexico, New Zealand, Russia and the United States. The Company had annual net sales in 2019 of $10.0 billion. Approximately 60% of this amount was generated by sales in the United States and approximately 40% was generated by sales outside the United States. The Company has three reporting segments, Global Ceramic, Flooring North America (“Flooring NA”) and Flooring Rest of the World (“Flooring ROW”) with their 2019 net sales representing 36%, 39% and 25%, respectively, of the Company’s total. Selected financial information for the three segments, geographic net sales and the location of long-lived assets are set forth in Note 17-Segment Reporting.

The Global Ceramic Segment designs, manufactures, sources, distributes and markets a broad line of ceramic, porcelain and natural stone tile products used for floor and wall applications in residential and commercial channels for both remodeling and new construction.  In addition, the Global Ceramic Segment manufactures, sources and distributes other products, including natural stone, quartz and porcelain slab countertops, as well as installation materials. The Global Ceramic Segment markets and distributes its products under various brands, including the following:  American Olean, Daltile, Eliane, EmilGroup®, KAI®, Kerama Marazzi, Marazzi and Ragno®. The Segment sells its products through company-owned and franchised operations, independent distributors, home centers, floor covering retailers, ceramic specialists, commercial contractors and commercial end users. The Global Ceramic Segment operations are vertically integrated from the production of raw material for body and glaze preparation to the manufacturing and distribution of ceramic and porcelain tile.

The Flooring NA Segment designs, manufactures, sources and distributes a broad range of floor covering products in a variety of colors, textures and patterns for both residential and commercial remodeling and new construction channels. The Segment’s product lines include broadloom carpet, carpet tile, rugs and mats, carpet pad, laminate, medium-density fiberboard (“MDF”), wood flooring, LVT and sheet vinyl. The Flooring NA Segment markets and distributes its flooring products under various brands, including the following: Aladdin Commercial®, Durkan, IVC, Karastan, Mohawk, Mohawk Group®, Mohawk Home®, Pergo, Portico® and Quick-Step. The Segment sells its products through floor covering retailers, distributors, home centers, mass merchants, department stores, e-commerce retailers, shop at home, buying groups, builders, commercial contractors and commercial end users.

The Flooring ROW Segment designs, manufactures, sources and distributes a wide variety of laminate, LVT and sheet vinyl, wood flooring, broadloom carpet and carpet tile collections used in the residential and commercial markets for both remodeling and new construction. In addition, the Flooring ROW Segment manufactures roofing panels, insulation boards, mezzanine flooring, MDF and chipboards primarily for the European market. The Segment also licenses certain patents related to flooring manufacturing throughout the world. The Segment markets and distributes its products under various brands, including the following: Balterio®, Feltex, Godfrey Hirst, Hycraft®, IVC, Leoline®, Moduleo®, Pergo, Quick-Step, Unilin and Xtratherm®. The Segment sells its products through floor covering retailers, wholesalers, company operated distributors independent distributors and home centers.

Business Strategy

Mohawk’s Business Strategy provides a consistent vision for the organization and focuses employees around the globe on key priorities. The strategy is cascaded down through the organization with an emphasis on five key points:

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

Strengths

Market Position

Mohawk’s fashionable and innovative products, successful participation in all sales channels, creative marketing programs and extensive sales resources have enabled the Company to build market leadership positions in multiple geographies, primarily North America, Brazil, Europe, Russia and Australasia, as well as to export products to more than 170 countries. In North America, Mohawk’s largest marketplace, the Company has leveraged its brands, broad offering and award-winning merchandising to build strong positions across all product categories. In Europe and Russia, similar advantages have supported market leadership in ceramic, premium laminate and sheet vinyl. The Company also has established a strong position in the fast-growing LVT market in the U.S. and Europe following the 2015 acquisition of IVC and subsequent investments to expand production. The 2018 acquisition of Godfrey Hirst provided the Company with the largest market position in carpet in Australasia to complement the leading hard surface presence that the Company had grown through its earlier acquisitions of national distributors in both Australia and New Zealand. In 2018, the Company acquired Eliane, a leading ceramic tile manufacturer in Brazil, the world’s third largest ceramic market. The Eliane brand is highly regarded for innovative design and strength in high-end porcelain floor and wall tile. The Company believes Eliane is Brazil’s largest ceramic tile exporter.

Product Innovation

Mohawk drives performance through innovation and process improvements across all product categories. In ceramic, this includes proprietary Reveal Imaging® printing that replicates the appearance of other surfaces, such as long planks with the visuals and texture of natural wood as well as tiles that mimic natural stone, cement, textiles and other alternatives. The Company has patented an innovative new Clic-FitTM installation technology for its Revo-TileTM collection that significantly reduces the time and cost to install ceramic tile flooring. In Italy and Russia, the Company manufactures large-scale porcelain slabs that replicate the look of stone but are harder and more durable. The slabs are being sold in the European and North American markets and are used for floors, walls and countertops. In the U.S., the Company has begun to manufacture quartz countertops that, along with its stone and porcelain slabs, provide customers with a comprehensive array of surface options. In carpet, the Company introduced the unique Air.oTM unified soft surface collection that integrates a polyester pad into tufted carpet, offering consumers a hypoallergenic and moisture-resistant alternative to traditional carpet. The Company’s exclusive fiber technologies include the proprietary bio-based SmartStrand® and its brand extensions that represented the first super-soft stain-resistant products on the market and the patented ContinuumTM process that adds bulk and softness to polyester fiber, differentiating the Company’s products in this fast-growing component of the carpet market. These fiber advantages have been extended into the Company’s rug production, as well, adding luxurious feel and performance enhancements to the Company’s design leadership. In laminate, the Company’s installation technology revolutionized the category, and the Company continues to deliver new innovations such as unique HydroSealTM water-resistance that has extended the category into kitchens and baths, more realistic visuals with GenuEdge® pressed bevel edges and surface embossing in register that precisely recreates the appearance of wood. In wood flooring, the Company is producing longer and wider planks in increasingly popular engineered collections, as well as introducing more fashion-forward stains, finishes and surface protection. The Company’s vinyl offerings reflect significant investments in leading-edge technology that yield incredibly realistic reproductions of stone, wood and other materials with embossed finishes that accentuate the beauty of the products.

Operational Excellence

Mohawk’s highly efficient manufacturing and distribution assets serve as the foundation for successful growth. By leveraging continuous process improvement and automation, the Company’s operations drive innovation, quality and value. Through its commitment to sustainability practices, the Company has also optimized natural resources and raw materials. Since 2013, the Company has invested to expand capacity, introduce differentiated new products and improve efficiencies. In particular, the Company’s capital investments have improved recently acquired businesses by upgrading their product offerings, expanding their distribution and improving their productivity. For more than a decade, Mohawk’s training and development programs have been ranked among the best by Training magazine, and Forbes has designated Mohawk as one of the Best Large U.S. Employers.

Sustainability

The Company believes that it is the industry leader in sustainable products and processes. The Company’s extensive use of recycled content in its products includes the annual use of more than 6.5 billion plastic bottles to create polyester carpet fiber and more than 42 million pounds of tires to produce decorative crumb rubber mats. In all, the Company diverts more than 6.5 billion pounds of waste from landfills each year, with 51 of the Company’s manufacturing sites internally certified as Zero Process Waste to Landfill facilities. The Company’s commitment to sustainability extends beyond its products to resource utilization, including a 442-million-gallon reduction in water use since 2015, lower greenhouse gas emissions and increased energy efficiency. The Company also produces energy through solar panels, windmills and a waste-to-energy program using scrap material. The Company’s commitment to safety and wellness helps to retain a talented workforce. The Company currently operates 19 on-site, near-site or virtual Healthy Life Centers to assist employees with management of chronic conditions as well as the treatment of acute illness. The Company’s annual sustainability report details these and other initiatives and may be accessed at http://www.mohawksustainability.com.

Sales and Distribution

Global Ceramic Segment

The Global Ceramic Segment designs, markets, manufactures, distributes and sources a broad line of ceramic tile, porcelain tile and natural stone products, including natural stone, quartz and porcelain slab countertops. Products are distributed through various channels, including independent distributors, home centers, Company-operated service centers and stores, ceramic specialists, commercial contractors and directly to commercial end users. The business is organized with dedicated sales forces to address the specific customer needs of each distribution channel.

The Company provides customers with one of the ceramic tile industry’s broadest product lines—a complete selection of glazed floor tile, glazed wall tile, mosaic tile, porcelain tile, quarry tile, porcelain landscaping pavers, porcelain roofing, stone products, porcelain slab countertops, quartz countertops and installation products. In addition to products manufactured by the Company’s ceramic tile business, the Company also sources products from other manufacturers to enhance its product offering.

The Global Ceramic Segment markets its products under the American Olean, Daltile, Eliane, EmilGroup, KAI, Kerama Marazzi, Marazzi and Ragno brand names. These brands are supported by a fully integrated marketing program, displays, merchandising boards, literature, catalogs and websites. Innovative design, quality and response to changes in customer preference enhances recognition in the marketplace. The Company is focused on sales growth opportunities through innovative products and programs in both the residential and commercial channels for both remodeling and new construction.

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

Flooring NA Segment

Through its Flooring NA Segment, the Company designs, markets, manufactures, distributes and sources broadloom carpet, carpet tile, carpet pad, rugs, laminate, LVT, sheet vinyl and wood flooring in a broad range of colors, textures and patterns. The Flooring NA Segment positions product lines in all price ranges and emphasizes quality, style, performance and service. The Flooring NA Segment markets and distributes its product lines to independent distributors, floor covering retailers, home centers, mass merchandisers, department stores, e-commerce retailers, shop at home, buying groups, commercial contractors and commercial end users. Some products are also marketed through private labeling programs. Sales to customers focused on residential products represent a significant portion of the total industry and the majority of the Segment’s sales.

The Company has positioned its brand names across all price ranges. IVC, Karastan, Mohawk, Mohawk Home, Pergo, Portico and Quick-Step are positioned to sell in the residential flooring markets. Aladdin Commercial and Mohawk Group are positioned to sell in the commercial market, which is made up of corporate office space, educational facilities, institutional facilities, healthcare/assisted living facilities and retail space. The Company also sells into the commercial hospitality space (hotels, restaurants, gaming facilities, etc.) under its Durkan brand.
The Segment’s sales forces are generally organized by sales channels to best serve each type of customer. Product delivery to independent dealers is facilitated predominantly on Mohawk trucks operating from a strategically positioned national network of warehouses and cross-docks that receive inbound product directly from the Company’s manufacturing operations.

Flooring ROW Segment

The Flooring ROW Segment designs, manufactures, markets, licenses, distributes and sources laminate, LVT, sheet vinyl, wood flooring, broadloom carpet and carpet tile. It also designs and manufactures roofing panels, insulation boards, MDF and chipboards. Products are sold through separate distribution channels, consisting of retailers, independent distributors, company-operated distributors, wholesalers, home centers, commercial contractors and commercial end users. The business is organized to address the specific customer needs of each distribution channel.

The Flooring ROW Segment markets and sells laminate, LVT, sheet vinyl, broadloom carpet, carpet tile and wood under the Balterio, Feltex, Godfrey Hirst, Hycraft, IVC, Leoline, Moduleo, Pergo and Quick-Step brands. The Flooring ROW Segment also sells private label laminate, wood and vinyl flooring products. The Company believes Quick-Step and Pergo are leading brand names in the European flooring industry, and that Godfrey Hirst and Feltex are leading brand names in the Australasian flooring market. In addition, the Flooring ROW Segment markets and sells insulation boards, roof panels, MDF and chipboards in Europe under the Unilin and Xtratherm brands. The Segment also licenses its intellectual property to flooring manufacturers throughout the world.

The Company uses regional distribution centers and direct shipping from manufacturing facilities to provide high-quality customer service and enhance the Company’s ability to plan and manage inventory requirements.

Advertising and Promotion

The Company’s brands are among the best known and most widely distributed in the industry. The Company vigorously supports the value and name recognition of its brands through traditional advertising channels, including numerous trade publications and unique promotional events that highlight product design and performance, as well as social media initiatives and Internet-based advertising. The Company has invested significantly in websites that educate consumers about the Company’s products, helping them to make informed decisions about purchases, and that identify local retailers that offer the Company’s collections. The Company offers its customers the award-winning Omnify™, a new Internet platform that automatically syncs updated product and sales information between the Company and its U.S. aligned retailer websites, ensuring that consumers have access to the most accurate and timely information.

In North America, the Company actively supports well known programs as Susan G. Komen® (breast cancer research), Habitat for Humanity® (housing for low income families), HomeAid® (housing for homeless families) and Operation Finally Home® (housing for disabled veterans), which include marketing partnerships that showcase the Company’s products and highlight its corporate values. The Company also sponsors a European cycling team to promote its Quick-Step brand through logo placements and use of the team in its advertising and point-of-sale displays.

The Company introduces new products, merchandising and marketing campaigns through participation in regional, national and international trade shows as well as at exclusive dealer conventions. The Company supports sales with its retail customers through cooperative advertising programs that extend the reach of the Company’s promotion as well as with innovative merchandising displays that highlight the Company’s differentiated products and provide samples to consumers. The cost of providing merchandising displays, product samples and point of sale promotional marketing, is partially recovered by the purchase of these items by the Company’s customers.

Manufacturing and Operations

Global Ceramic Segment

The Company’s ceramic tile manufacturing operations are vertically integrated from the production of raw material for body and glaze preparation to the manufacturing and distribution of ceramic and porcelain tile and quartz countertop. The Company believes that its manufacturing organization’s leading-edge technology offers competitive advantages due to its ability to create a differentiated product line consisting of one of the industry’s broadest offerings of colors, textures and finishes, as well as the industry’s largest offering of trim and decorative pieces. In addition, the Global Ceramic Segment also sources a portion of its collections to enhance its product offerings. The Global Ceramic Segment continues to invest in equipment that utilizes the latest technologies, which supports the Company's efforts to increase manufacturing capacity, improve efficiency, meet the growing demand for its innovative products and develop new capabilities.

Flooring NA Segment

The Company’s carpet and rug manufacturing operations are vertically integrated and include the extrusion of triexta, nylon, polyester and polypropylene resins, as well as recycled post-consumer plastics, into fiber. The Flooring NA Segment is also vertically integrated in yarn processing, carpet backing manufacturing, tufting, weaving, dyeing, coating and finishing.

The Segment is also vertically integrated with significant manufacturing assets that produce laminate flooring, high density fiber board, wood flooring, fiberglass sheet vinyl and luxury vinyl tile. The Flooring NA Segment continues to invest in capital projects, such as the expansion of the Company’s North American LVT and premium laminate manufacturing capacity. Other investments in state-of-the-art equipment support market growth, increase manufacturing efficiency and improve overall cost competitiveness.
Flooring ROW Segment

The Company’s laminate and vinyl flooring manufacturing operations in Europe are vertically integrated. The Company believes its Flooring ROW Segment has advanced equipment that results in competitive manufacturing in terms of cost and flexibility. In addition, the Flooring ROW Segment has significant manufacturing capability for wood flooring, LVT and sheet vinyl. The 2018 acquisition of Godfrey Hirst established vertically integrated broadloom carpet and carpet tile operations in Australia and New Zealand, including the production of wool yarn. The Flooring ROW Segment is also vertically integrated in manufacturing, tufting, weaving, dyeing, coating and finishing.

The Flooring ROW Segment continues to invest in capital expenditures, such as LVT and laminate expansions, as well as new carpet tile and sheet vinyl plants in Europe and Russia, respectively, utilizing the latest advances in technologies to increase manufacturing capacity, improve efficiency and develop new capabilities including state-of-the-art, fully integrated production that will leverage the Company’s proven record of bringing innovative and high-quality products to its markets. The manufacturing facilities for roofing panels, insulation boards, MDF and chipboards in the Flooring ROW Segment are all configured for cost-efficient manufacturing and production flexibility and are competitive in the European market.

Inputs and Suppliers

Global Ceramic Segment

The principal raw materials used in the production of ceramic tile are clay, talc, industrial minerals and glazes. The Company has long-term clay mining rights in North America, Russia, Bulgaria and Brazil that satisfy a portion of its clay requirements for producing tile. The Company also purchases a number of different grades of clay for the manufacture of its tile. Glazes are used on a significant percentage of manufactured tiles. Glazes consist of frit (ground glass), zircon, stains and other materials, with frit being the largest component. The Company manufactures a significant amount of its frit requirements. The Company believes that there is an adequate supply of all grades of clay, talc and industrial minerals that are readily available from a number of independent sources. If these suppliers were unable to satisfy the Company’s requirements, the Company believes that alternative supply arrangements would be available.

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

Industry and Competition

The Company is the largest flooring manufacturer in a fragmented industry composed of a wide variety of companies ranging from small, privately-held firms to large multinationals. In 2018, the U.S. floor covering industry reported $27.2 billion in sales, up approximately 5.7% over 2017’s sales of $25.7 billion. In 2018, the primary categories of flooring in the U.S., based on sales, were carpet and rugs (43.1%), resilient (includes sheet vinyl and LVT) and rubber (20.5%), ceramic tile (14.4%), wood (13.0%), stone (5.6%) and laminate (3.4%). In 2018, the primary categories of flooring in the U.S., based on square feet, were carpet and rugs (48.1%), resilient (includes sheet vinyl and LVT) and rubber (24.6%), ceramic tile (14.4%), wood (7.2%), laminate (4.2%) and stone (1.5%).  Each of these categories is influenced by the residential and commercial construction and residential and commercial remodeling end-use markets. These markets are influenced by many factors including changing consumer preferences, consumer confidence, spending for durable goods, interest rates, inflation, availability of credit, turnover in housing and the overall strength of the economy.

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

Global Ceramic Segment

Globally, the ceramic tile industry is significantly fragmented. Certain regions around the world have established sufficient capacity to allow them to meet domestic needs in addition to exporting product to other markets where their design and/or technical advantages may drive consumer preferences. Some mature markets have seen industry consolidation driven by mergers and acquisitions, however most markets are comprised of many relatively small manufacturers all working with similar technologies, raw materials and designs. During 2018, the estimated global capacity for ceramic tile was 141 billion square feet - down slightly from the prior year primarily due to reduced production in China - with selling prices varying widely based on many factors, including supply within the market, materials used, size, shape and design. While the Company operates ceramic manufacturing facilities in eight countries, the Company has leveraged advantages in technology, design, brand recognition and marketing to extend exports of its products to approximately 160 countries. As a result of this global sales strategy, the Company faces competition in the ceramic tile market from a large number of foreign and domestic manufacturers, all of which compete for sales of ceramic tile to customers through multiple residential and commercial channels. The Company believes it is the largest manufacturer, distributor and marketer of ceramic tile in the world. The Company also believes it is the largest manufacturer, distributor and marketer of ceramic tile in specific markets, including the U.S., Europe and Russia, as well as maintaining leading positions in the Mexican and Brazilian markets. The Company has leveraged the advantages of its scale, product innovation and unique designs in these markets to solidify its leadership position, however the Company continues to face pressures in these markets from imported ceramic products as well as alternate flooring categories.

Flooring NA Segment

The North American flooring industry is highly competitive, with an increasing variety of product categories, shifting consumer preferences and pressures from imported products, particularly in the rug and hard surface categories. Based on industry publications, in 2018, the U.S. flooring industry had carpet and rug sales in excess of $11.7 billion out of the overall $27.2 billion market. Based on its 2018 net sales, the Company believes it is the largest producer of rugs and the second largest producer of carpet in the world. The Company differentiates its carpet and rug products in the market place through proprietary fiber systems, state-of-the-art manufacturing technologies and unique styling as well as leveraging the strength of some of the oldest and best known brands in the industry. The Company also believes it is the largest manufacturer and distributor of laminate flooring in the U.S. as well as one of the largest manufacturers and distributors of wood flooring.  The Company’s leading position in laminate flooring is driven by the strength of its premium brands as well as technical innovations such as water resistance, realistic visuals, beveled edges, deeply embossed in register surfaces and patented installation technologies. The U.S. resilient industry is highly competitive, and according to industry publications, grew more than 29% in 2018. Based on industry publications, in 2018 LVT and sheet vinyl generated sales of $5.3 billion out of the $27.2 billion total U.S. flooring market. The Company believes that it is one of the largest manufacturers and distributors of LVT and sheet vinyl in the U.S. The Company’s sheet vinyl operations produce fiberglass backed products, which have proven more popular with consumers in the past several years due to superior performance and durability.

Flooring ROW Segment

The Company faces competition in the non-U.S. laminate, wood, LVT and sheet vinyl flooring business from a large number of domestic manufacturers as well as pressures from imports. The Company believes it is one of the largest manufacturers and distributors of laminate flooring in the world, with a focus on premium products, which the Company supplies under some of the best-known and most widely marketed brands in its regions. In addition, the Company believes it has a competitive advantage in its laminate flooring markets as a result of the Company’s industry-leading water resistance, realistic visuals and embossed-in-register surfaces as well as patented installation technologies, all of which allow the Company to differentiate its products in the areas of design, performance, installation and assembly. In wood flooring, the Company has extended the strength of its well-known laminate brands and its installation technologies to add value to its wood collections. The Company faces competition in the non-U.S. vinyl flooring channel from a large number of domestic and foreign manufacturers, but believes it has a competitive advantage in its LVT and sheet vinyl markets due to industry-leading design, patented technologies, brand recognition and vertical integration. The Company has elevated the performance of its sheet vinyl collections and is now aggressively placing the product in commercial applications. After initially extending its geographic footprint by acquiring national hard surface distributors in Australia and New Zealand, the Company acquired Godfrey Hirst in 2018, making the Company the largest manufacturer of carpet in both countries. The Company has integrated its soft and hard surface businesses to provide a comprehensive offering to residential and commercial customers in the region. In Australia and New Zealand, the Company faces competition from a large number of domestic and foreign manufacturers, but believes it has a competitive advantage in its carpet and hard surface offering due to industry-leading design, patented technologies, brand recognition and vertical integration of manufacturing and distribution. Through the 2015 acquisition of Xtratherm, the Company has extended its insulation panel business to the U.K. and Ireland while expanding sales in its core Benelux Region. The Company also expanded its European mezzanine flooring offering by acquiring German-based Berghoef in 2018.

Patents and Trademarks

Intellectual property is important to the Company’s business and the Company relies on a combination of patent, copyright, trademark and trade secret laws to protect its interests.

The Company uses several trademarks that it considers important in the marketing of its products, including American Olean, Daltile, Durkan, EmilGroup, Feltex, Godfrey Hirst, IVC, Karastan, Leoline, Marazzi, Moduleo, Mohawk, Mohawk Group, Mohawk Home, Pergo, Quick-Step and Unilin. These trademarks reflect innovations in design, performance and installation, which represent competitive advantages and provide differentiation from competing brands in the market.

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

During 2019, no single customer accounted for more than 10% of the Company’s total net sales, and the top 10 customers accounted for less than 20% of the Company’s total net sales. The Company believes the loss of one major customer would not have a material adverse effect on its business.

Employees

As of December 31, 2019, the Company employed approximately 41,800 persons, consisting of approximately 20,300 in the United States, approximately 10,100 in Europe, approximately 3,600 in Mexico, approximately 4,300 in Russia and approximately 3,500 in other countries. The majority of the Company’s European, Russian and Mexican manufacturing employees are members of unions. Less than 1% of the Company’s U.S. employees are party to a collective bargaining agreement. Additionally, the Company has not experienced any major strikes or work stoppages in recent years. The Company believes that its relations with its employees are good.

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

The floor covering industry is highly competitive. The Company faces competition from a number of manufacturers and independent distributors. Some of the Company’s competition is from companies located outside of the United States, and these competitors may benefit from lower input costs or state subsidies. Also, trade tariffs may impact both the Company and our competitors in different and unpredictable ways. Maintaining the Company’s competitive position may require substantial investments in the Company’s product development efforts, manufacturing facilities, distribution network and sales and marketing activities. Competitive pressures may also result in decreased demand for the Company’s products, force the Company to lower prices or prevent the Company from raising prices to keep up with inflation. Moreover, fluctuations in currency exchange rates and input costs may contribute to more attractive pricing for imports that compete with the Company’s products, which may put pressure on the Company’s pricing.  Any of these factors could have a material adverse effect on the Company’s business.

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

On October 18, 2019, the Company entered into a $1,800 million, senior revolving credit facility (the “Senior Credit Facility”). As of December 31, 2019, the amount utilized under the Senior Credit Facility was $733.5 million resulting in a total of $1,066.5 million available. The amount utilized included $693.9 million of commercial paper issued, $16.8 million of direct borrowings, and $22.8 million of standby letters of credit related to various insurance contracts and foreign vendor commitments.

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

Additionally, the Company’s credit facilities include certain affirmative and negative covenants that impose restrictions on the Company’s financial and business operations, including limitations on liens, indebtedness, fundamental changes, asset dispositions, dividends and other similar restricted payments, transactions with affiliates, payments and modifications of certain existing debt, future negative pledges, and changes in the nature of the Company’s business. In addition, the Senior Credit Facility requires the Company to maintain a Consolidated Interest Coverage Ratio of at least 3.0 to 1.0 and a Consolidated Net Leverage Ratio of no more than 3.75 to 1.0. A failure to comply with the obligations contained in our current or future credit facilities or indentures relating to our outstanding public debt could result in an event of default or an acceleration of debt under other instruments that may contain cross-acceleration or cross-default provisions. We cannot be certain that we would have, or be able to obtain, sufficient funds to make these accelerated payments.

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

The principal raw materials used in the Company’s manufacturing operations include triexta, nylon, polypropylene, and polyester resins and fibers, which are used in the Company’s carpet and rug business; clay, talc, feldspar and glazes, including frit (ground glass), zircon and stains, which are used in the Company’s ceramic tile business; wood, paper and resins, which are used in the Company’s wood and laminate flooring business; and glass fiber, plasticizers, and pvc resins, which are used in the Company’s sheet vinyl and luxury vinyl tile business. In addition to raw materials, the Company sources finished goods. For certain raw materials and sourced products, the Company is dependent on one or a small number of suppliers. An adverse change in the Company’s relationship with such a supplier, the financial condition of such a supplier or such supplier’s ability to manufacture or deliver such raw materials or sourced products to the Company could lead to an interruption of supply or require the Company to purchase more expensive alternatives. Also, our ability to obtain raw materials or source products at reasonable costs may be impacted by tariffs and global trade uncertainties and international health crises.  For example, in December 2019,  a strain of coronavirus was reported to have surfaced in China.  Because we source certain products from China, including some of our LVT imports, our supply chain may be negatively impacted.  While we continue to monitor the situation, the extent to which the coronavirus may impact our supply chain in the near-term is uncertain. An extended interruption in the supply of these or other raw materials or sourced products used in the Company’s business or in the supply of suitable substitute materials or products would disrupt the Company’s operations, which could have a material adverse effect on the Company’s business.

The Company makes significant capital investments in its business and such capital investments may not be successful or achieve their intended results.

The Company’s business requires significant capital investment to expand capacity to support its growth, introduce new products and improve operating efficiencies.  Since 2013, the Company has invested approximately $4.3 billion in capital projects and will continue to make capital investments in future periods, including between $560-$580 million of capital investments in 2020. While the Company believes that many of its past capital investments have been successful, there is no guarantee that the return on investment from the Company’s recent or future capital projects will be sufficient to recover the expenses and opportunity costs associated with these projects.  Furthermore, a meaningful portion of the Company’s capital investment is based on forecasted growth in its business, which is subject to uncertainty such as general economic trends, increased competition and consumer preferences.  If the Company does not accurately forecast its future capital investment needs, the Company could have excess capacity or insufficient capacity, either of which would negatively affect its revenues and profitability.

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

Any event that causes interruptions to the input, retrieval and transmission of data or increase in the service time could disrupt our normal operations. There can be no assurance that the Company can effectively carry out our disaster recovery plan to handle the failure of our information systems, or that we will be able to restore our operational capacity within sufficient time to avoid material disruption to our business. The occurrence of any of these events could cause unanticipated disruptions in service, decreased customer service and customer satisfaction, harm to the Company’s reputation and loss or misappropriation of sensitive information, which could result in loss of customers, increased operating expenses and financial losses. Any such events could in turn have a material adverse effect on the Company’s business, financial condition, results of operations, and prospects.

The Company is subject to cybersecurity risks and expects to incur increasing costs in an effort to minimize those risks.

The Company’s business employs systems that allow for the secure storage and transmission of customers’, consumers’, vendors’, employees’ and its own sensitive and proprietary information.  These systems may be subject to computer hacking, acts of vandalism or theft, malware, computer viruses or other malicious codes, phishing, employee error or malfeasance, catastrophes, unforeseen events or other cyber-attacks.  Any significant compromise or breach of the Company’s data security, whether external or internal, or misuse of customer, consumer, employee, supplier or Company data, could result in significant costs, lost sales, fines, lawsuits, and damage to the Company’s reputation. Furthermore, as cyber-attacks become more sophisticated, the Company expects to incur increasing costs to strengthen its systems from outside intrusions and to maintain insurance coverage related to the threat of such attacks. While the Company has implemented administrative and technical controls and has taken other preventive actions to reduce the risk of cyber incidents and protect its information technology, they may be insufficient to prevent, or respond to, physical and electronic break-ins, cyber-attacks or other security breaches to the Company’s systems.

In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to the Company’s business, compliance with those requirements could also result in additional costs to the Company. Any failure to comply with federal, state or international privacy-related or data protection laws and regulations could result in proceedings against the Company by government entities or others. In addition to reputational impacts, penalties could include significant legal liability.

The Company’s inability to maintain its patent licensing revenues could have a material adverse effect on the Company’s business.

The profit margins of certain of the Company’s businesses, particularly the Company’s Flooring Rest of the World Segment, depend in part upon the Company’s ability to obtain, maintain and license proprietary technology used in the Company’s principal product families. The Company has filed and is continuing to file patents relating to many different aspects of the Company’s products and associated methods and is generating patent license revenues on these diverse patents; however, certain revenue-producing patents have expired or will expire. The failure to develop alternative revenues to replace expired or invalidated patents in the future could have a material adverse effect on the Company’s business.

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

The Company’s international activities are significant to its manufacturing capacity, revenues and profits; and the Company is further expanding internationally. The Company sells products, sources goods, operates plants and invests in companies around the world. Currently, the Company’s Flooring ROW segment has significant operations in Europe, Russia, Malaysia, Australia and New Zealand, and the Company’s Global Ceramic segment has significant operations in Brazil, Europe, Russia and Mexico, and the Company has invested in joint ventures in Brazil and India related to laminate flooring. In addition, the Company sources raw materials and finished goods from multiple international locations.

The Company’s international sales, supply chain, operations and investments are subject to risks and uncertainties, including:

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

Specifically, in Europe, the U.K. left the European Union ("Brexit") on January 31, 2020, and the terms of a trade deal with the EU are still being negotiated.  A new trade deal may result in greater restrictions on trade between the U.K. and the EU, which could negatively impact the Company's results.  Additionally, uncertainty regarding Brexit's current transitional phase may cause continued volatility in currency exchange rates.  Sales generated by the Company’s U.K. businesses may be negatively impacted when they are translated from the British pound to the U.S. dollar.

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

The Company is subject to the tax laws of the many jurisdictions in which it operates. These tax laws are complex, and the manner in which they apply to our facts is sometimes open to interpretation. In calculating the provision for income taxes, the Company must make judgments about the application of these inherently complex tax laws. Our domestic and international tax liabilities are largely dependent upon the distribution of profit before tax among these many jurisdictions. However, our provision for income taxes also includes estimates of additional tax which may be incurred for tax exposures and reflects various estimates and assumptions, including assessments of future earnings of the Company that could impact the valuation of our deferred tax assets. The Company’s future results of operations and tax liability could be adversely affected by changes in the effective tax rate as a result of a change in the mix of earnings in countries with differing statutory tax rates, changes in the overall profitability of the Company, changes in tax legislation and rates, changes in generally accepted accounting principles, changes in the valuation of deferred tax assets and liabilities, changes in the amount of earnings permanently reinvested offshore, the results of audits and examinations of previously filed tax returns, and ongoing assessments of the Company’s tax exposures.

The Company has been, and in the future may be, subject to costs, liabilities and other obligations under existing or new laws and regulations, which could have a material adverse effect on the Company’s business.

The Company is subject to increasingly numerous and complex laws, regulations and licensing requirements in each of the jurisdictions in which the Company conducts business. The Company faces risks and uncertainties related to compliance with such laws and regulations. In addition, new laws and regulations may be enacted in the U.S. or abroad that may require the Company to incur additional personnel-related, environmental, or other costs on an ongoing basis.

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

The Company may be exposed to litigation, claims and other legal proceedings relating to its products, operations and compliance with various laws and regulations, which could have a material adverse effect on the Company’s business.

In the ordinary course of business, the Company is subject to a variety of product-related claims, lawsuits and legal proceedings, including those relating to product liability, product warranty, product recall, personal injury, and other matters. The Company is also subject to various claims related to its operations and its compliance with various corporate laws and regulations. A very large claim or several similar claims asserted by a large class of plaintiffs could have a material adverse effect on the Company’s business, if the Company is unable to successfully defend against or resolve these matters or if its insurance coverage is insufficient to satisfy any judgments against the Company or settlements relating to these matters. Although the Company has product liability insurance and other types of insurance, the policies may not provide coverage for certain claims against the Company or may not be sufficient to cover all possible liabilities. Further, the Company may not be able to maintain insurance at commercially acceptable premium levels. Moreover, adverse publicity arising from claims made against the Company, even if the claims are not successful, could adversely affect the Company’s reputation or the reputation and sales of its products.

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

The Company owns and leases manufacturing and distribution facilities worldwide. The table below lists the primary owned and leased facilities at December 31, 2019. The Company owns its Corporate Headquarters in Calhoun, GA. The Company also owns and operates service centers and stores in the United States and Russia, none of which are individually material. The Company believes its existing facilities are suitable for its present needs.

Segment and Property Use	North America	Europe and Russia	Other	Total

Global Ceramic
Manufacturing	10	11	2	23
Distribution / Warehouse	8	7	2	17

Flooring North America
Manufacturing	17	—	—	17
Distribution / Warehouse	11	—	—	11

Flooring Rest of the World
Manufacturing	—	17	5	22
Distribution / Warehouse	—	3	—	3

Total
Manufacturing	27	28	7	62
Distribution / Warehouse	19	10	2	31

Item 3.	Legal Proceedings

The Company is involved in litigation from time to time in the regular course of its business. Except as noted below, there are no material legal proceedings pending or known by the Company to be contemplated to which the Company is a party or to which any of its property is subject.

Perfluorinated Compounds (“PFCs”) Litigation

In September 2016, the Water Works and Sewer Board of the City of Gadsden, Alabama (the “Gadsden Water Board”) filed an individual complaint in the Circuit Court of Etowah County, Alabama against certain manufacturers, suppliers, and users of chemicals containing specific PFCs, including the Company. In May 2017, the Water Works and Sewer Board of the Town of Centre, Alabama (the “Centre Water Board”) filed a similar complaint in the Circuit Court of Cherokee County, Alabama. The Gadsden Water Board and the Centre Water Board both seek monetary damages and injunctive relief claiming that their water supplies contain excessive amounts of PFCs. Certain defendants, including the Company, filed dispositive motions in each case arguing that the Alabama state courts lack personal jurisdiction over them. These motions were denied. In June and September 2018, certain defendants, including the Company, petitioned the Alabama Supreme Court for Writs of Mandamus directing each lower court to enter an order granting the defendants’ dispositive motions on personal jurisdiction grounds. The Alabama Supreme Court denied the petitions on December 20, 2019.  Certain defendants, including the Company, filed an Application for Rehearing with the Alabama Supreme Court asking the Court to reconsider its December 2019 decision.

In December 2019, the City of Rome, Georgia (“Rome”) filed a complaint in the Superior Court of Floyd County, Georgia that is similar to the Gadsden Water Board and Centre Water Board complaints, again seeking monetary damages and injunctive relief related to PFCs.  Also in December 2019, Jarrod Johnson filed a putative class action in the Superior Court of Floyd County, Georgia purporting to represent all water subscribers with the Rome (Georgia) Water and Sewer Division and/or the Floyd County (Georgia) Water Department and seeking to recover, among other things, damages in the form of alleged increased rates and surcharges incurred by ratepayers for the costs associated with eliminating certain PFCs from their drinking water.  In January 2020, defendant 3M Company removed the class action to federal court.

The Company denies all liability in these matters and intends to defend them vigorously.

Putative Securities Class Action

The Company and certain of its present and former executive officers were named as defendants in a putative shareholder class action lawsuit filed in the United States District Court for the Northern District of Georgia on January 3, 2020. The complaint alleges that defendants violated the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making materially false and misleading statements and that the officers are control persons under Section 20(a) of the Securities Exchange Act of 1934. The complaint is filed on behalf of shareholders who purchased shares of the Company’s common stock between April 28, 2017 and July 25, 2019. The Company believes the claims are frivolous and intends to defend them vigorously.

Delaware State Court Action

The Company and certain of its present and former executive officers were named as defendants in a putative state securities class action lawsuit filed in the Superior Court of the State of Delaware on January 30, 2020. The complaint alleges that defendants violated Sections 11 and 12 of the Securities Act of 1933. The complaint is filed on behalf of shareholders who purchased shares of the Company’s common stock in Mohawk Industries Retirement Plan 1 and Mohawk Industries Retirement Plan 2 between April 27, 2017 and July 25, 2019. The Company believes the claims are frivolous and intends to defend them vigorously.

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

In January 2020, the Belgian tax authority set aside its tax assessments for the years 2011 through 2017, inclusively. These assessments were still in the administrative phase of the audit. At this time, the Company is uncertain what the Belgian tax authority intends to do with these years, if anything.

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
As of February 25, 2020, there were 226 holders of record of Common Stock. The Company has not paid or declared any cash dividends on shares of its Common Stock since completing its initial public offering. The payment of future cash dividends will be at the discretion of the Board of Directors and will depend upon the Company’s profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors.
Issuer Purchases of Equity Securities
On October 25, 2018, the Company announced that its Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to $500 million in shares of its common stock. Under the share repurchase plan, the Company may purchase common stock in open market transactions, block or privately negotiated transactions, and may from time to time purchase shares pursuant to trading plans in accordance with Rules 10b5-1 or 10b-18 under the Exchange Act or by any combination of such methods. The number of shares to be purchased and the timing of the purchases are based on a variety of factors, including, but not limited to, the level of cash balances, credit availability, debt covenant restrictions, general business conditions, regulatory requirements, the market price of the Company’s stock and the availability of alternative investment opportunities. No time limit was set for completion of repurchases under the authorization and the program may be suspended or discontinued at any time. The program replaces any previously authorized share repurchase programs.

Period	Total Number of Shares Purchased in Millions	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan in Millions	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan in Millions
September 30 through November 1, 2019	0.2	$119.76	0.2	$125.8
November 4 through November 29, 2019	—	$—	—	$125.8
December 2 through December 31, 2019	—	$—	—	$125.8
Total	0.2	$119.76	0.2

Item 6.	Selected Financial Data
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

	As of or for the Years Ended December 31,
	2019	2018(a)	2017(b)	2016	2015
	(In thousands, except per share data)
Statement of operations data:
Net sales	$9,970,672	9,983,634	9,491,290	8,959,087	8,071,563
Cost of sales	7,294,629	7,145,564	6,494,876	6,146,262	5,660,877
Gross profit	2,676,043	2,838,070	2,996,414	2,812,825	2,410,686
Selling, general and administrative expenses	1,848,819	1,742,744	1,642,241	1,532,882	1,573,120
Operating income	827,224	1,095,326	1,354,173	1,279,943	837,566
Interest expense	41,272	38,827	31,111	40,547	71,086
Other expense (income), net	36,407	7,298	5,205	(1,729)	17,619
Earnings from continuing operations before income taxes	749,545	1,049,201	1,317,857	1,241,125	748,861
Income tax expense	4,974	184,346	343,165	307,559	131,875
Earnings from continuing operations	744,571	864,855	974,692	933,566	616,986
Net earnings including noncontrolling interest	744,571	864,855	974,692	933,566	616,986
Less: Net earnings attributable to the noncontrolling interest	360	3,151	3,054	3,204	1,684
Net earnings attributable to Mohawk Industries, Inc.	$744,211	861,704	971,638	930,362	615,302

Basic earnings from continuing operations per share	$10.34	11.53	13.07	12.55	8.37
Basic earnings per share attributable to Mohawk Industries, Inc.	$10.34	11.53	13.07	12.55	8.37
Diluted earnings from continuing operations per share	$10.30	11.47	12.98	12.48	8.31
Diluted earnings per share attributable to Mohawk Industries, Inc.	$10.30	11.47	12.98	12.48	8.31

Balance sheet data:
Working capital	$1,716,874	1,243,057	1,417,612	753,192	(9,056)
Total assets	13,386,680	13,099,123	12,094,853	10,230,596	9,934,400
Long-term debt (including current portion)	2,569,886	3,257,974	2,763,578	2,511,485	3,191,967
Total stockholders’ equity	8,126,448	7,440,059	7,067,009	5,783,487	4,860,863

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
Overview

The following discussion and analysis of the Company’s Results of Operations includes a comparison of fiscal 2019 to fiscal 2018. A similar discussion and analysis that compares fiscal 2018 to fiscal 2017 may be found in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Company’s Form 10-K for the fiscal year ended December 31, 2018.

Mohawk is a significant supplier of every major flooring category with manufacturing operations in 19 nations and sales in more than 170 countries. Based on its annual sales, the Company believes it is the world’s largest flooring manufacturer. A majority of the Company’s long-lived assets are located in the United States and Europe, which are also the Company’s primary markets. The Company expects continued growth in the United States market consistent with residential housing starts and remodeling investments and has invested significantly in state-of-the-art manufacturing to create aspirational products to delight consumers with beauty and performance. The Company also is a leading provider of flooring for the U.S. commercial market and has earned significant recognition for its innovation in design and performance as well as its sustainable products and practices. Additionally, the Company maintains significant operations in Europe, Russia, Mexico, Australia, New Zealand, Brazil and other parts of the world. The Company is growing share in many markets through its differentiated products, especially its ceramic tile collections.

During the past two decades, the Company has grown significantly. Its current geographic breadth and diverse product offering are reflected in three reporting segments: Global Ceramic; Flooring North America (“Flooring NA”); and Flooring Rest of the World (“Flooring ROW”). The Global Ceramic Segment designs, manufactures, sources and markets a broad line of ceramic tile, porcelain tile, natural stone tile and other products including natural stone, quartz and porcelain slab countertops, which it distributes primarily in North America, Europe, Brazil and Russia through various selling channels, which include company-owned stores, independent distributors and home centers. The Flooring NA Segment designs, manufactures, sources and markets its floor covering products, including broadloom carpet, carpet tile, rugs, carpet cushion, laminate and vinyl products, including luxury vinyl tile (LVT) and sheet vinyl, and wood flooring, all of which it distributes through its network of regional distribution centers and satellite warehouses using Company-operated trucks, common carriers or rail transportation. The Segment’s product lines are sold through various channels, including independent floor covering retailers, independent distributors, home centers, mass merchandisers, department stores, shop at home, online retailers, buying groups, commercial contractors and commercial end users. The Flooring ROW Segment designs, manufactures, sources, licenses and markets laminate, vinyl products, including LVT and sheet vinyl, wood flooring, roofing panels, insulation boards, medium-density fiberboard (“MDF”) and chipboards, which it distributes primarily in Europe, Russia, Australia and New Zealand through various channels, including independent floor covering retailers, independent distributors, company-owned distributors, home centers, commercial contractors and commercial end users.

The Company is managing through current macroeconomic headwinds including significant inflation, a strong U.S. dollar that is impacting currency translation as well as strengthening the competitiveness of imports in the U.S., slowing housing markets in a number of countries and a shift in consumer preferences to luxury vinyl tile. The Company has implemented multiple price increases in most product categories due to escalating material, transportation and energy costs in most markets. While focused on addressing current conditions, the Company remains committed to its long-term growth strategy, which includes strategic acquisitions in key growth markets and targeted internal investments that are expanding the Company’s geographic reach and product portfolio.

In 2018, the Company completed five acquisitions: two that expanded the Company’s global footprint with leadership positions in major markets and three that extended the Company’s product offering and distribution in Europe. The Godfrey Hirst acquisition established the Company as the largest flooring manufacturer in Australia and New Zealand, with leading carpet and hard surface positions in both countries when combined with the Company’s existing regional flooring distribution business. Godfrey Hirst’s prestigious wool carpet collections are exported to numerous international markets and have been integrated into the U.S. soft surface product portfolio to expand sales. The acquisition of Brazil-based Eliane provided the Company with a leading ceramic tile position and the most appealing brand in one of the world’s largest ceramic markets and created a gateway into the overall South American market as Eliane is Brazil’s largest ceramic exporter. The acquisition of Berghoef, a leading European mezzanine flooring company, created a leading position in a category that is rapidly expanding due to increased construction of e-commerce warehousing across the continent. The acquisition of Swiss and Italian hard surface distributors expanded the Company’s direct distribution of flooring sales in Europe.

In 2019, the Company invested approximately $545.5 million in capital projects to introduce new product categories, enter new markets, expand capacity of constrained premium products and improve productivity.  In 2020, the Company plans to invest approximately an additional $560-$580 million to complete existing projects and commence new initiatives. The Company plans to invest in cost reduction initiatives, upgrades in recent acquisitions, previously initiated expansion projects and maintenance across the businesses. The main investment areas include the Company’s newly acquired ceramic business in Brazil and the Godfrey Hirst Group in Australia and New Zealand where the Company is investing to dramatically improve profitability; premium water-resistant laminate in the U.S.; outdoor tile manufacturing in Europe; and premium sanitary ware manufacturing in Russia.
Net earnings attributable to the Company were $744.2 million, or diluted EPS of $10.30 for 2019 compared to net earnings attributable to the Company of $861.7 million, or diluted EPS of $11.47 for 2018. The decrease in EPS was primarily attributable to higher inflation costs, the unfavorable net impact of price and product mix, an impairment charge related to the Company's net investment in a manufacturer and distributor of ceramic tile in China, the unfavorable net impact due to lower sales volumes, an increase in costs due to lower productivity (offset by lower startup costs), costs due to temporarily reducing production, the unfavorable net impact from foreign exchange rates, costs associated with investments in new product development, sales personnel and marketing, partially offset by decreased income tax expense. The Company implemented select operational, administrative and financial restructurings that centralized certain business processes and intangible assets in various European jurisdictions into a new entity (the “European Restructuring”). The European Restructuring resulted in a current income tax liability of $148.2 million, calculated in part by measuring the fair value of intangible assets transferred. The Company offset the income tax liability with the utilization of $148.2 million of deferred tax assets from accumulated net operating loss carry forwards. The European Restructuring also resulted in the Company recording a $136.2 million deferred tax asset, and a corresponding deferred tax benefit, related to the tax basis of the intangible assets in the new entity.
For the year ended December 31, 2019, the Company generated $1,418.8 million of cash from operating activities. As of December 31, 2019, the Company had cash and cash equivalents of $134.8 million, of which $24.8 million was in the United States and $110.0 million was in foreign countries.

Results of Operations
Following are the results of operations for the last three years:

	For the Years Ended December 31,
	2019		2018		2017
	(In millions)
Statement of operations data:
Net sales	$9,970.7	100.0%	$9,983.6	100.0%	$9,491.3	100.0%
Cost of sales (1)	7,294.6	73.2%	7,145.6	71.6%	6,494.9	68.4%
Gross profit	2,676.0	26.8%	2,838.1	28.4%	2,996.4	31.6%
Selling, general and administrative expenses (2)	1,848.8	18.5%	1,742.7	17.5%	1,642.2	17.3%
Operating income	827.2	8.3%	1,095.3	11.0%	1,354.2	14.3%
Interest expense (3)	41.3	0.4%	38.8	0.4%	31.1	0.3%
Other expense (income) (4)	36.4	0.4%	7.3	0.1%	5.2	0.1%
Earnings before income taxes	749.5	7.5%	1,049.2	10.5%	1,317.9	13.9%
Income tax expense (5)	5.0	0.1%	184.3	1.8%	343.2	3.6%
Earnings from continuing operations	744.6	7.5%	864.9	8.7%	974.7	10.3%
Net earnings including noncontrolling interest	744.6	7.5%	864.9	8.7%	974.7	10.3%
Less: Net earnings attributable to the noncontrolling interest	0.4	—%	3.2	—%	3.1	—%
Net earnings attributable to Mohawk Industries, Inc.	$744.2	7.5%	$861.7	8.6%	$971.6	10.2%

(1) Cost of sales includes:
Restructuring, acquisition and integration-related charges	$88.3	0.9%	$47.1	0.5%	$36.0	0.4%
Acquisition inventory step-up	3.9	—%	15.4	0.2%	13.3	0.1%
Other	5.8	0.1%	—	—%	—	—%
(2) Selling, general and administrative expenses include:
Restructuring, acquisition and integration-related charges	12.9	0.1%	31.6	0.3%	12.9	0.1%
Reversal of uncertain tax position indemnification asset	0.2	0.0%	—	—%	—	—%
(3) Interest expense includes:
Debt extinguishment costs	—	—%	—	—%	0.2	—%
Deferred loan cost write-off	0.6	0.0%	—	—%	—	—%
Acquisition interest expense	—	—%	4.3	—%	—	—%
(4) Other expense (income) includes:
Restructuring, acquisition and integration charges	—	—%	(0.2)	—%	—	—%
Impairment of net investment in a manufacturer and distributor of Ceramic tile in China	59.9	0.6%	—	—%	—	—%
Reversal of uncertain tax position indemnification asset	(0.3)	—%	4.6	—%	4.5	—%
Other	(7.2)	(0.1)%	—	—%	—	—%
(5) Income tax expense (income) includes:
Tax reform and related, net	—	—%	—	—%	0.8	—%
European Restructuring	(136.2)	(1.4)%	—	—%	—	—%
Reversal of uncertain tax position	0.1	—%	(4.6)	—%	(4.5)	—%

Year Ended December 31, 2019, as Compared with Year Ended December 31, 2018

Net sales

Net sales for 2019 were $9,970.7 million, reflecting a decrease of $12.9 million, or 0.1%, from the $9,983.6 million reported for 2018. The decrease was primarily attributable to the unfavorable net impact from foreign exchange rates of approximately $178 million, or 1.8% and by the unfavorable net impact of price and product mix of approximately $54 million, or 0.5% offset by higher sales volume of approximately $219 million, or 2.2%, which includes the full year impact on sales from the prior year acquisitions of approximately $360 million.

Global Ceramic Segment—Net sales increased $78.2 million, or 2.2%, to $3,631.1 million for 2019, compared to $3,552.9 million for 2018. The increase was primarily attributable to higher sales volume of approximately $113 million, or 3.2%, which includes the full year impact on sales volume attributable to acquisitions from the prior year of approximately $183 million, and the favorable net impact of price and product mix of approximately $20 million partially offset by the unfavorable net impact from foreign exchange rates of approximately $54 million, or 1.5%.

Flooring NA Segment—Net sales decreased $185.4 million, or 4.6%, to $3,843.7 million for 2019, compared to $4,029.1 million for 2018. The decrease was attributable to lower volumes of approximately $186 million, or 4.6%.

Flooring ROW Segment—Net sales increased $94.2 million, or 3.9%, to $2,495.8 million for 2019, compared to $2,401.6 million for 2018. The increase was primarily attributable to higher sales volume of approximately $292 million, or 12.1%, which includes the full year impact on sales volume attributable to acquisitions from the prior year of approximately $177 million partially offset by the unfavorable net impact from foreign exchange rates of approximately $124 million, or 5.2%, and the unfavorable net impact of price and product mix of approximately $75 million, or 3.1%.

Quarterly net sales and the percentage changes in net sales by quarter for 2019 versus 2018 were as follows (dollars in millions):

	2019	2018	Change
First quarter	$2,442.5	2,412.2	1.3%
Second quarter	2,584.5	2,577.0	0.3%
Third quarter	2,519.2	2,545.8	(1.0)%
Fourth quarter	2,424.5	2,448.6	(1.0)%
Total year	$9,970.7	9,983.6	(0.1)%

Gross profit

Gross profit for 2019 was $2,676.0 million (26.8% of net sales), a decrease of $162.1 million or 5.7%, compared to gross profit of $2,838.1 million (28.4% of net sales) for 2018. As a percentage of net sales, gross profit decreased 159 basis points. The decrease in gross profit dollars was primarily attributable to the unfavorable net impact of price and product mix of approximately $80 million, the higher inflation costs of approximately $54 million, the unfavorable net impact from foreign exchange rates of approximately $51 million, the impact of restructuring, acquisition and integration-related costs of approximately $36 million, and costs due to temporarily reduced production of approximately $24 million, partially offset by lower startup costs of approximately $48 million and higher sales volume of approximately $36 million.

Selling, general and administrative expenses

Selling, general and administrative expenses for 2019 were $1,848.8 million (18.5% of net sales), an increase of $106.1 million or 6.1% compared to $1,742.7 million (17.5% of net sales) for 2018. As a percentage of net sales, selling, general and administrative expenses increased 109 basis points. The increase in selling, general and administrative expenses in dollars was primarily attributable to approximately $72 million of costs due to higher sales volume including acquisitions, higher inflation costs of approximately $29 million and approximately $13 million of costs associated with investments in new product development, sales personnel and marketing, partially offset by the net impact of favorable foreign exchange rates of approximately $27 million.

Operating income

Operating income for 2019 was $827.2 million (8.3% of net sales) reflecting a decrease of $268.1 million, or 24.5%, compared to operating income of $1,095.3 million (11.0% of net sales) for 2018. The decrease in operating income was primarily attributable to higher inflation costs of approximately $83 million, the unfavorable net impact of price and product mix of approximately $81 million, approximately $36 million due to lower sales volume, an increase in costs of approximately $31 million due to lower productivity (offset by lower startup costs of approximately $58 million), the unfavorable net impact from foreign exchange rates of approximately $24 million, approximately $24 million of costs due to temporarily reduced production, the impact of restructuring, acquisition and integration-related costs of approximately $17 million, and approximately $13 million of costs associated with investments in new product development, sales personnel and marketing.

Global Ceramic Segment—Operating income was $340.1 million (9.4% of segment net sales) for 2019 reflecting a decrease of $102.8 million, or 23.2%, compared to operating income of $442.9 million (12.5% of segment net sales) for 2018. The decrease in operating income was primarily attributable to higher inflation costs of approximately $75 million, approximately $25 million of costs due to temporarily reduced production, approximately $13 million of costs associated with investments in new product development, sales personnel and marketing, approximately $23 million due to the unfavorable net impact of sales volume, price, product mix, and the unfavorable net impact from foreign exchange rates of approximately $7 million, partially offset by savings from capital investments and cost reduction initiatives of approximately $34 million.

Flooring NA Segment—Operating income was $167.4 million (4.4% of segment net sales) for 2019 reflecting a decrease of $180.5 million, or 51.9%, compared to operating income of $347.9 million (8.6% of segment net sales) for 2018. The decrease in operating income was primarily attributable to approximately $72 million in decreased sales volume, higher inflation costs of approximately $49 million, and an increase in costs of approximately $41 million due to lower than expected production volumes, the impact of restructuring, acquisition and integration-related costs of approximately $37 million, partially offset by lower startup costs of approximately $22 million.

Flooring ROW Segment—Operating income was $359.4 million (14.4% of segment net sales) for 2019 reflecting an increase of $13.6 million, or 3.9%, compared to operating income of $345.8 million (14.4% of segment net sales) for 2018. The increase in operating income was primarily attributable to increased sales volume of approximately $51 million, lower inflation costs of approximately $46 million and lower start-up costs of approximately $33 million, partially offset by unfavorable net impact of price and product mix of approximately $69 million, an increase in costs of approximately $24 million due to lower production volumes, and the unfavorable net impact from foreign exchange rates of approximately $17 million.

Interest expense

Interest expense was $41.3 million for 2019, reflecting an increase of $2.5 million compared to interest expense of $38.8 million for 2018. The increase in interest expense was primarily due to increased borrowings during the year.

Other expense (income)

Other expense was $36.4 million for 2019, reflecting an unfavorable change of $29.1 million compared to other expense of $7.3 million for 2018. The change was primarily attributable to a net impairment charge of $59.9 million related to the Company's net investment in a manufacturer and distributor of ceramic tile in China, partially offset by favorable FX and other miscellaneous items.

Income tax expense

For 2019, the Company recorded income tax expense of $5.0 million on earnings before income taxes of $749.5 million for an effective tax rate of 0.7%, as compared to an income tax expense of $184.3 million on earnings before income taxes of $1,049.2 million, resulting in an effective tax rate of 17.6% for 2018. The Company implemented select operational, administrative and financial restructurings that centralized certain business processes and intangible assets in various European jurisdictions into a new entity. The European Restructuring resulted in a current income tax liability of $148.2 million, calculated in part by measuring the fair value of intangible assets transferred. The Company offset the income tax liability with the utilization of $148.2 million of deferred tax assets from accumulated net operating loss carry forwards. The European Restructuring also resulted in the Company recording a $136.2 million deferred tax asset, and a corresponding deferred tax benefit, related to the tax basis of the intangible assets in the new entity. The tax rate for the Company was also favorably impacted by its geographic mix of earnings.

Liquidity and Capital Resources

The Company’s primary liquidity requirements are for working capital, capital expenditures and acquisitions. The Company’s liquidity needs are met primarily through a combination of internally generated funds, commercial paper, bank credit lines, term and senior notes and credit terms from suppliers. As of December 31, 2019, the Company had a total of $1,066.5 million available under its Senior Credit Facility. The Company also maintains local currency revolving lines of credit and other credit facilities to provide liquidity to its businesses around the world.  None of such local facilities are material in amount.

Net cash provided by operating activities for the year ended 2019 was $1,418.8 million, compared to net cash provided by operating activities of $1,181.3 million for the year ended 2018. This increase of $237.4 million was primarily attributable to changes in working capital, partially offset by lower net earnings. The decrease in cash provided by operating activities for 2018 as compared to 2017 of $12.3 million was primarily attributable to a reduction in operating income and changes in working capital.

Net cash used in investing activities for the year ended 2019 was $616.0 million compared to net cash used in investing activities of $1,332.2 million for the year ended 2018. The decrease was primarily due to a $487.9 million reduction in acquisitions and a $248.6 million reduction in capital expenditures. Net cash used in investing activities for the year ended 2018 was $1,332.2 million compared to net cash used in investing activities of $1,240.7 million for the year ended 2017. The increase was primarily due to a $318.2 million increase in acquisitions, partially offset by a $111.9 million reduction in capital expenditures. The Company continues to invest to optimize sales and profit growth with product expansion and cost reduction projects in the business.

Net cash used in financing activities for the year ended 2019 was $789.9 million compared to net cash provided by financing activities of $198.0 million for the year ended 2018. The change in cash used in financing is primarily attributable to lower borrowings of commercial paper of $860.6 million. Net cash provided by financing activities for the year ended 2018 was $198.0 million compared to net cash used in financing activities of $7.0 million for the year ended 2017. The change in cash provided by financing is primarily attributable to increased borrowings of commercial paper, offset by purchases of the Company’s shares of $274.1 million

Senior Credit Facility

On October 18, 2019, the Company amended and restated its $1,800.0 million senior credit facility, extending the maturity from March 26, 2022 to October 18, 2024 (as amended and restated, the “Senior Credit Facility”). The Senior Credit Facility marginally reduced the commitment fee and modified certain negative covenants to provide the Company with additional flexibility, including flexibility to make acquisitions and incur additional indebtedness. The amendment also renewed the Company’s option to extend the maturity of the Senior Credit Facility up to two times for an additional one-year period each.

At the Company’s election, revolving loans under the Senior Credit Facility bear interest at annual rates equal to either (a) LIBOR for 1, 2, 3 or 6 month periods, as selected by the Company, plus an applicable margin ranging between 1.00% and 1.75% (1.125% as of December 31, 2019), or (b) the higher of the Wells Fargo Bank, National Association prime rate, the Federal Funds rate plus 0.5%, or the Eurocurrency Rate (as defined in the Senior Credit Facility) rate plus 1.0%, plus an applicable margin ranging between 0.00% and 0.75% (0.125% as of December 31, 2019). The Company also pays a commitment fee to the lenders under the Senior Credit Facility on the average amount by which the aggregate commitments of the lenders exceed utilization of the Senior Credit Facility ranging from 0.09% to 0.20% per annum (0.11% as of December 31, 2019). The applicable margins and the commitment fee are determined based on whichever of the Company’s Consolidated Net Leverage Ratio or its senior unsecured debt rating (or if not available, corporate family rating) results in the lower applicable margins and commitment fee (with applicable margins and the commitment fee increasing as that ratio increases or those ratings decline, as applicable).

The obligations of the Company and its subsidiaries in respect of the Senior Credit Facility are unsecured.

The Senior Credit Facility includes certain affirmative and negative covenants that impose restrictions on the Company’s financial and business operations, including limitations on liens, subsidiary indebtedness, fundamental changes, asset dispositions, dividends and other similar restricted payments, transactions with affiliates, future negative pledges, and changes in the nature of the Company’s business. The Company is also required to maintain a Consolidated Interest Coverage Ratio of at least 3.0 to 1.0 and a Consolidated Net Leverage Ratio of no more than 3.75 to 1.0, each as of the last day of any fiscal quarter. The limitations contain customary exceptions or, in certain cases, do not apply as long as the Company is in compliance with the financial ratio requirements and is not otherwise in default. However, at the Company’s election upon the occurrence of certain material acquisitions, a step up of the maximum permitted Consolidated Net Leverage Ratio to 4.00 to 1.00 for the four (4) fiscal quarter period of the Company commencing with the fiscal quarter during which said acquisition(s) closes.

The Senior Credit Facility also contains customary representations and warranties and events of default, subject to customary grace periods.

In 2019, the Company paid financing costs of $2.3 million in connection with the amendment and restatement of its Senior Credit Facility. These costs were deferred and, along with previously unamortized costs of $3.4 million are being amortized over the term of the Senior Credit Facility.

As of December 31, 2019, amounts utilized under the Senior Credit Facility included $16.8 million of borrowings and $22.8 million of standby letters of credit related to various insurance contracts and foreign vendor commitments. The outstanding borrowings of $693.9 million under the Company’s U.S. and European commercial paper programs as of December 31, 2019 reduce the availability of the 2019 Senior Credit Facility. Including commercial paper borrowings, the Company has utilized $733.5 million under the Senior Credit Facility resulting in a total of $1,066.5 million available as of December 31, 2019.

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

The Company uses its Senior Credit Facility as a liquidity backstop for its commercial paper programs. Accordingly, the total amount outstanding under all of the Company's commercial paper programs may not exceed $1,800.0 million (less any amounts drawn on the Senior Credit Facility) at any time.

The proceeds from the issuance of commercial paper notes will be available for general corporate purposes. As of December 31, 2019, there was $317.0 million outstanding under the U.S. commercial paper program, and the euro equivalent of $376.9 million under the European program. The weighted-average interest rate and maturity period for the U.S. program were 2.03% and 21days, respectively. The weighted-average interest rate and maturity period for the European program were (0.24)% and 24.5 days, respectively.

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

On May 18, 2018, Mohawk Finance completed the issuance and sale of €300.0 million aggregate principal amount of its Floating Rate Notes due May 18, 2020 (“2020 Floating Rate Notes”). The 2020 Floating Rate Notes are senior unsecured obligations of Mohawk Finance and rank pari passu with all of Mohawk Finance’s other existing and future senior unsecured indebtedness. The 2020 Floating Rate Notes are fully, unconditionally and irrevocably guaranteed by the Company on a senior unsecured basis. These notes bear interest at a rate per annum, reset quarterly, equal to three-month EURIBOR plus 0.3% (but in no event shall the interest rate be less than zero). Interest on the 2020 Floating Rate Notes is payable quarterly on August 18, November 18, February 18, and May 18 of each year. Mohawk Finance paid financing costs of $0.9 million in connection with the 2020 Floating Rate Notes. These costs were deferred and are being amortized over the term of the 2020 Floating Rate Notes.

On September 11, 2017, Mohawk Finance completed the issuance and sale of €300.0 million aggregate principal amount of its Floating Rate Notes due September 11, 2019 (“2019 Floating Rate Notes”). The 2019 Floating Rate Notes were senior unsecured obligations of Mohawk Finance and ranked pari passu with all of Mohawk Finance’s other existing and future senior unsecured indebtedness. The 2019 Floating Rate Notes were fully, unconditionally and irrevocably guaranteed by the Company on a senior unsecured basis. These notes bore interest at a rate per annum, reset quarterly, equal to three-month EURIBOR plus 0.3% (but in no event would the interest rate be less than zero). Interest on the 2019 Floating Rate Notes was payable quarterly on September 11, December 11, March 11, and June 11 of each year. Mohawk Finance paid financing costs of $0.9 million in connection with the 2019 Floating Rate Notes. These costs were deferred and amortized over the term of the 2019 Floating Rate Notes. On September 11, 2019, the Company paid the remaining €300.0 million outstanding principal of the 2019 Floating Rate Notes utilizing cash on hand and borrowings under its European commercial paper program.

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

As of December 31, 2019, the Company had cash of $134.8 million, of which $110.0 million was held outside the United States. The Company plans to permanently reinvest the cash held outside the United States. The Company believes that its cash and cash equivalents on hand, cash generated from operations and availability under its Senior Credit Facility will be sufficient to meet its capital expenditure, working capital and debt servicing requirements over the next twelve months.

As of December 31, 2019, the Company has repurchased $374.2 million worth of its shares of common stock pursuant to the $500 million program announced in October 2018. All of these repurchases have been financed through the Company’s operations and existing finance arrangements. See Item 5 - Issuer Purchases of Equity Securities.

Contractual obligations and commitments
The following is a summary of the Company’s future minimum payments under contractual obligations and commitments as of December 31, 2019 (in millions):

	Total	2020	2021	2022	2023	2024	Thereafter
Contractual obligations and commitments:
Long-term debt, including current maturities	$2,573.0	1,051.6	340.6	564.3	603.8	2.6	10.1
Interest payments on long-term debt and finance leases (1)	103.0	40.5	34.8	24.4	2.2	0.3	0.8
Operating leases	363.2	119.7	94.2	66.1	37.0	20.1	26.1
Purchase commitments (2)	834.7	183.1	83.3	80.2	48.8	48.8	390.5
Expected pension contributions (3)	3.0	3.0	—	—	—	—	—
Uncertain tax positions (4)	3.3	3.3	—	—	—	—	—
Guarantees (5)	40.1	14.1	7.1	5.3	4.5	4.5	4.5
Total	$3,920.3	1,415.3	560.0	740.3	696.3	76.4	432.0

(1)
For fixed rate debt, the Company calculated interest based on the applicable rates and payment dates. For variable rate debt, the Company estimated average outstanding balances for the respective periods and applied interest rates in effect as of December 31, 2019 to these balances.

(2)	Includes volume commitments for natural gas, electricity and raw material purchases.

(3)
Includes the estimated pension contributions for 2020 only, as the Company is unable to estimate the pension contributions beyond 2020. The Company’s projected benefit obligation and plan assets as of December 31, 2019 were $73.5 million and $60.0 million, respectively. The projected benefit obligation liability has not been presented in the table above due to uncertainty as to amounts and timing regarding future payments.

(4)
Excludes $38.6 million of non-current accrued income tax liabilities and related interest and penalties for uncertain tax positions. These liabilities have not been presented in the table above due to uncertainty as to amounts and timing regarding future payments.

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

•
Accounts receivable and revenue recognition. The Company recognizes revenues when it satisfies performance obligations as evidenced by the transfer of control of the promised goods to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods. The nature of the promised goods are ceramic, stone, carpet, resilient, laminate, wood and other flooring products. Payment is typically received 90 days or less from the invoice date. The Company adjusts the amounts of revenue for expected cash discounts, sales allowances, returns, and claims, based upon historical experience. The Company adjusts accounts receivable for doubtful account allowances based upon historical bad debt, claims experience, periodic evaluation of specific customer accounts, and the aging of accounts receivable. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. A 10% change in the Company’s allowance for discounts, returns, claims and doubtful accounts would have affected net earnings by approximately $5 million for the year ended December 31, 2019.

•
Inventories are stated at the lower of cost or market (net realizable value). Cost has been determined using the first-in first-out method (“FIFO”). Costs included in inventory include raw materials, direct and indirect labor and employee benefits, depreciation, general manufacturing overhead and various other costs of manufacturing. Market, with respect to all inventories, is replacement cost or net realizable value. Inventories on hand are compared against anticipated future usage, which is a function of historical usage, anticipated future selling price, expected sales below cost, excessive quantities and an evaluation for obsolescence. Actual results could differ from assumptions used to value obsolete inventory, excessive inventory or inventory expected to be sold below cost, and a 10% change in the Company’s assumptions for excess or obsolete inventory would have affected net earnings by approximately $14 million for the year ended December 31, 2019.

•
Acquisition Accounting. The fair value of the consideration the Company pays for each new acquisition is allocated to tangible assets and identifiable intangible assets, liabilities assumed, any non-controlling interest in the acquired entity and goodwill.  The accounting for acquisitions involves a considerable amount of judgment and estimate, including the fair value of certain forms of consideration; fair value of acquired intangible assets involving projections of future revenues and cash flows that are then either discounted at an estimated discount rate or measured at an estimated royalty rate; fair value of other acquired assets and assumed liabilities, including potential contingencies; and the useful lives of the acquired assets. The assumptions used are determined at the time of the acquisition in accordance with accepted valuation models.  Projections are developed using internal forecasts, available industry and market data and estimates of long-term rates of growth for the business. The impact of prior or future acquisitions on the Company’s financial position or results of operations may be materially impacted by the change in or initial selection of assumptions and estimates.  See Note 2, Acquisitions for further discussion of business combination accounting valuation methodology and assumptions.

•
Goodwill and other intangibles. Goodwill is tested annually for impairment on the first day of the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. The Company considers the relationship between its market capitalization and its book value, among other factors, when reviewing for indicators of impairment. The goodwill impairment tests are based on determining the fair value of the specified reporting units based on management judgments and assumptions using the discounted cash flows and comparable company market valuation approaches. The Company has identified Global Ceramic, Flooring NA and Flooring ROW as its reporting units for the purposes of allocating goodwill and intangibles as well as assessing impairments. The valuation approaches are subject to key judgments and assumptions that are sensitive to change such as judgments and assumptions about appropriate sales growth rates, operating margins, weighted average cost of capital (“WACC”), and comparable company market multiples. When developing these key judgments and assumptions, the Company considers economic, operational and market conditions that could impact the fair value of the reporting unit. However, estimates are inherently uncertain and represent only management’s reasonable expectations regarding future developments. These estimates and the judgments and assumptions upon which the estimates are based will, in all likelihood, differ in some respects from actual future results. Should a significant or prolonged deterioration in economic conditions occur, such as declines in spending for new construction, remodeling and replacement activities; the inability to pass increases in the costs of raw materials and fuel on to customers; or a decline in comparable company market multiples, then key judgments and assumptions could be impacted. Generally, a decline in estimated after tax cash flows greater than approximately19% to 39% or an increase of approximately 15% to 45% in WACC or a significant or prolonged decline in market capitalization could result in an additional indication of impairment.

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
The Company conducted its annual assessment of goodwill and indefinite lived intangibles on the first day of the fourth quarter and no impairment was indicated for 2019.

•
Income taxes. The Company’s effective tax rate is based on its income, statutory tax rates and tax planning opportunities available in the jurisdictions in which it operates. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining the Company’s tax expense and in evaluating the Company’s tax positions. Deferred tax assets represent amounts available to reduce income taxes payable on taxable income in a future period. The Company evaluates the recoverability of these future tax benefits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income inherently rely on estimates, including business forecasts and other projections of financial results over an extended period of time. In the event that the Company is not able to realize all or a portion of its deferred tax assets in the future, a valuation allowance is provided. The Company would recognize such amounts through a charge to income in the period in which that determination is made or when tax law changes are enacted. For further information regarding the Company’s valuation allowances, see Note 14, Income Taxes.

In the ordinary course of business there is inherent uncertainty in quantifying the Company’s income tax positions. The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon the Company’s evaluation of the facts, circumstances and information available as of the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information, as required by the provisions of the Financial Accounting Standards Board (“FASB”) FASB Accounting Standards Codification Topic (“ASC”) 740-10. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the consolidated financial statements. For further information regarding the Company’s uncertain tax positions, see Note 14, Income Taxes.

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
Seasonality

The Company is a calendar year-end company. With respect to its Global Ceramic segment, the second quarter typically sees higher net sales, followed by the third and first quarters while the fourth quarter shows weaker net sales. For the operating income, the second quarter generally shows the stronger earnings, followed by third and first quarters, and a weaker fourth quarter. The Flooring NA segment’s second quarter typically produces the highest net sales followed by moderate third and fourth quarters, and a weaker first quarter. For the operating income, the third quarter typically shows stronger earnings, followed by second and fourth quarters, and the first quarter shows weaker earnings. The Flooring ROW segment’s fourth quarter historically produces the highest net sales followed by moderate second and third quarters, and a weaker first quarter. For the operating income, generally, the second quarter shows the stronger earnings, followed by third and first quarters, and the fourth quarter shows weaker earnings.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
The Company’s market risk is impacted by changes in foreign currency exchange rates, interest rates and certain commodity prices. Financial exposures to these risks are monitored as an integral part of the Company’s risk management program, which seeks to reduce the potentially adverse effect that the volatility of these markets may have on its operating results. The Company does not regularly engage in speculative transactions, nor does it regularly hold or issue financial instruments for trading purposes. Excluding the hedge of net investment discussed in Note 1(n) “Hedges of Net Investments in Non-U.S. Operations”, of the Company’s accompanying consolidated financial statements in Item 8 of this Annual Report on Form 10-K, the Company did not have any derivative contracts outstanding as of December 31, 2019 and 2018.
Interest Rate Risk
As of December 31, 2019, approximately 46% of the Company’s debt portfolio was comprised of fixed-rate debt and 54% was floating-rate debt. The Company believes that probable near-term changes in interest rates would not materially affect its financial condition, results of operations or cash flows. The annual impact on interest expense of a one-percentage point interest rate change on the outstanding balance of the Company’s variable rate debt as of December 31, 2019 would be approximately $12 million or $0.16 to diluted EPS.

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

Based on financial results for the year ended December 31, 2019, a hypothetical overall 10 percent change in the U.S. dollar against the euro would have resulted in a translational adjustment of approximately $44 million.

Item 8.	Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Mohawk Industries, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Mohawk Industries, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Adoption of ASU 2016-02
As discussed in Note 11 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of ASU 2016-02, Leases, and subsequently issued additional ASUs amending this ASU (collectively ASC 842, Leases).
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Assessment of the carrying value of goodwill in the Flooring North America and Global Ceramic reporting units
As discussed in Note 7 to the consolidated financial statements, the goodwill balance as of December 31, 2019 was $2.57 billion, of which $531.1 million and $1.05 billion related to the Flooring North America reporting unit and the Global Ceramic reporting unit, respectively. The Company performs goodwill impairment testing on an annual basis and whenever events or changes in circumstances indicate that the carrying value of goodwill might exceed the fair value of a reporting unit. The reporting units’ operating income declined during 2019 due to lower sales volumes and other operational and market conditions, indicating that there could be a higher risk of goodwill impairment.

We identified the assessment of the carrying value of goodwill in the Flooring North America and Global Ceramic reporting units as a critical audit matter. Specifically, the assessment of the Company’s forecasted sales growth rates, forecasted operating margins, discount rates, and selection of comparable company market multiples used in the Company’s fair value estimation of the reporting units required a higher degree of subjective auditor judgment. Changes in these assumptions could have a significant impact on the fair value of the reporting units.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s goodwill impairment assessment process including controls over the reasonableness of the assumptions listed above. We evaluated the Company’s forecasted sales growth rates and operating margins for each reporting unit, and compared the growth assumptions to the Company’s historical performance and to relevant market data. To assess the Company’s ability to estimate cash flows, including sales growth rates and operating margins, we compared the Company’s historical cash flow forecasts to actual results. We also performed sensitivity analyses over certain assumptions listed above to assess their impact on the Company’s determination that the fair value of the Flooring North America and Global Ceramic reporting units exceeded their carrying values. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating (1) the reporting units’ discount rates by comparing them to discount rates that were independently developed using publicly available market data for comparable companies, (2) the Company’s selection of comparable company market multiples and (3) the valuation methodologies used by the Company to estimate the Flooring North America and Global Ceramic reporting units’ fair values.

Evaluation of the impact of implemented restructurings in various European jurisdictions on foreign income tax liabilities, deferred tax assets and income tax expense
As discussed in Note 14 to the consolidated financial statements, for the year ended December 31, 2019, the Company implemented select operational, administrative and financial restructurings that centralized certain business processes and intangible assets in various European jurisdictions into a new entity. The restructurings resulted in a current income tax liability of $148.2 million, calculated in part by measuring the fair value of intangible assets transferred. The Company offset the income tax liability with the utilization of $148.2 million of deferred tax assets from accumulated net operating loss carry forwards. The restructurings also resulted in the Company recording a $136.2 million deferred tax asset, and a corresponding deferred tax benefit, related to the tax basis of the intangible assets in the new entity.
We identified the evaluation of the impact of the above mentioned restructurings on foreign income tax liabilities, deferred tax assets and income tax expense as a critical audit matter. The assessment of the Company’s forecasted income and operating margins and discount rate used in the Company’s fair value estimation of the intangible assets to determine the related foreign current tax liability required a high degree of subjective auditor judgment. Further, a high degree of complex auditor judgment was required to assess the application of the relevant tax regulations to the Company’s restructuring and the impact on deferred tax assets and income tax expense.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s intangible assets fair value estimation and income tax process, including controls over the determination of the fair value assumptions listed above and the interpretation and application of tax regulations. We evaluated the Company’s forecasted income and operating margins and compared the income assumptions to its historical performance and relevant market data. To assess the Company’s ability to estimate cash flows, including income and operating margins, we compared the historical cash flow forecasts for the intangible assets to actual results. We also performed sensitivity analyses over certain assumptions to assess their impact on the Company’s determination of the fair value of the intangible assets. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating (1) the Company’s discount rate by comparing it to a discount rate that was independently developed using publicly available market data for comparable companies and (2) the valuation methodology used by the Company to estimate the intangible assets’ fair value. We also involved international income tax professionals with specialized skills and knowledge, who assisted in assessing the Company’s application of the relevant tax regulations and measuring the tax effects resulting from the restructurings.

Evaluation of the realizability of the deferred tax asset related to certain foreign intangible assets
As discussed in Note 14 to the consolidated financial statements, as of December 31, 2019, the Company had a $136.2 million deferred tax asset related to amortization of the tax basis of certain intangible assets in a foreign entity. The Company determined that projected future income of the entity will be sufficient to fully realize the deferred tax asset and accordingly has not recorded a valuation allowance. Assessments of future income could impact the valuation of deferred tax assets.
We identified the evaluation of the realizability of the deferred tax asset related to certain foreign intangible assets as a critical audit matter. The assessment of certain assumptions in the Company’s projection of future income over the long-term deferred tax asset recovery period required a high degree of subjective auditor judgment.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the deferred tax asset valuation allowance process, including controls over the assessment of the realizability of the deferred tax asset and development of certain assumptions for projected future income. We evaluated the Company’s forecasted income and operating margins and compared the income assumptions to its historical performance and relevant market data. To assess the Company’s ability to estimate future income, we compared the historical forecasts for the intangible assets to actual results. We also performed sensitivity analyses over certain assumptions to assess their impact on the Company’s realizability assessment. We involved income tax professionals with specialized skills and knowledge who assisted in assessing the Company’s application of the relevant tax regulations. They also assisted in evaluating the tax planning strategies and the related impact of those strategies on the future projected income of the entity used in the realizability assessment.

/s/ KPMG LLP
We have served as the Company’s auditor since 1990.
Atlanta, Georgia
February 28, 2020

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Mohawk Industries, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Mohawk Industries, Inc.’s and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2020 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
Atlanta, Georgia
February 28, 2020

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2019 and 2018

	2019	2018
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$134,785	119,050
Receivables, net	1,526,619	1,606,159
Inventories	2,282,328	2,287,615
Prepaid expenses	415,546	421,553
Other current assets	70,179	74,919
Total current assets	4,429,457	4,509,296
Property, plant and equipment, net	4,698,917	4,699,902
Right of use operating lease assets	323,003	—
Goodwill	2,570,027	2,520,966
Tradenames	702,732	707,380
Other intangible assets, net	226,147	254,430
Deferred income taxes and other non-current assets	436,397	407,149
	$13,386,680	13,099,123
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,051,498	1,742,373
Accounts payable and accrued expenses	1,559,140	1,523,866
Current operating lease liabilities	101,945	—
Total current liabilities	2,712,583	3,266,239
Deferred income taxes	473,886	413,740
Long-term debt, less current portion	1,518,388	1,515,601
Non-current operating lease liabilities	228,155	—
Other long-term liabilities	327,220	463,484
Total liabilities	5,260,232	5,659,064
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $.01 par value; 60 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 150,000 shares authorized; 78,980 and 79,656 shares issued in 2019 and 2018, respectively	790	797
Additional paid-in capital	1,868,250	1,852,173
Retained earnings	7,232,337	6,588,197
Accumulated other comprehensive loss	(765,824)	(791,608)
	8,335,553	7,649,559
Less: treasury stock at cost; 7,348 and 7,349 shares in 2019 and 2018, respectively	215,712	215,745
Total Mohawk Industries, Inc. stockholders’ equity	8,119,841	7,433,814
Noncontrolling interest	6,607	6,245
Total stockholders’ equity	8,126,448	7,440,059
	$13,386,680	13,099,123
See accompanying notes to consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years Ended December 31, 2019, 2018 and 2017

	2019	2018	2017
	(In thousands, except per share data)
Net sales	$9,970,672	9,983,634	9,491,290
Cost of sales	7,294,629	7,145,564	6,494,876
Gross profit	2,676,043	2,838,070	2,996,414
Selling, general and administrative expenses	1,848,819	1,742,744	1,642,241
Operating income	827,224	1,095,326	1,354,173
Interest expense	41,272	38,827	31,111
Other expense	36,407	7,298	5,205
Earnings before income taxes	749,545	1,049,201	1,317,857
Income tax expense	4,974	184,346	343,165
Net earnings including noncontrolling interest	744,571	864,855	974,692
Net earnings attributable to noncontrolling interest	360	3,151	3,054
Net earnings attributable to Mohawk Industries, Inc.	$744,211	861,704	971,638

Basic earnings per share attributable to Mohawk Industries, Inc.
Basic earnings per share attributable to Mohawk Industries, Inc.	$10.34	11.53	13.07
Weighted-average common shares outstanding—basic	71,986	74,413	74,357

Diluted earnings per share attributable to Mohawk Industries, Inc.
Diluted earnings per share attributable to Mohawk Industries, Inc.	$10.30	11.47	12.98
Weighted-average common shares outstanding—diluted	72,264	74,773	74,839

See accompanying notes to consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31, 2019, 2018 and 2017

	2019	2018	2017
	(in thousands)
Net earnings including noncontrolling interest	$744,571	864,855	974,692
Other comprehensive (loss) income:
Foreign currency translation adjustments	28,996	(237,339)	281,655
Prior pension and post-retirement benefit service cost and actuarial loss (gain)	(3,210)	1,094	(2,927)
Other comprehensive income (loss)	25,786	(236,245)	278,728
Comprehensive income	770,357	628,610	1,253,420
Comprehensive income (loss) attributable to the non-controlling interest	360	(13)	7,282
Comprehensive income attributable to Mohawk Industries, Inc.	$769,997	628,623	1,246,138

See accompanying notes to consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2019, 2018 and 2017

		Total Stockholders’ Equity
	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interest	Total Stockholders’ Equity
		Shares	Amount				Shares	Amount
	(In thousands)
Balances at December 31, 2016	$23,696	81,519	$815	$1,791,540	$5,032,914	$(833,027)	(7,351)	$(215,791)	$7,036	$5,783,487
Shares issued under employee and director stock plans	—	252	3	269	—	—	1	25	—	297
Stock-based compensation expense	—	—	—	36,322	—	—	—	—	—	36,322
Distribution to noncontrolling interest, net of adjustments	—	—	—	—	—	—	—	—	(750)	(750)
Accretion of redeemable noncontrolling interest	46	—	—	—	(46)	—	—	—	—	(46)
Noncontrolling earnings	2,544	—	—	—	—	—	—	—	510	510
Currency translation adjustment on noncontrolling interests	3,177	—	—	—	—	—	—	—	1,051	1,051
Currency translation adjustment	—	—	—	—	—	277,427	—	—	—	277,427
Prior pension and post-retirement benefit service cost and actuarial loss	—	—	—	—	—	(2,927)	—	—	—	(2,927)
Net income	—	—	—	—	971,638	—	—	—	—	971,638
Balances at December 31, 2017	29,463	81,771	818	1,828,131	6,004,506	(558,527)	(7,350)	(215,766)	7,847	7,067,009
Shares issued under employee and director stock plans	—	191	2	(8,400)	—	—	1	21	—	(8,377)
Stock-based compensation expense	—	—	—	31,382	—	—	—	—	—	31,382
Repurchases of common stock	—	(2,306)	(23)	—	(274,121)	—	—	—	—	(274,144)
Accretion of redeemable noncontrolling interest	3,892				(3,892)	—	—	—	—	(3,892)
Noncontrolling earnings	2,474	—	—	—	—	—	—	—	677	677
Currency translation adjustment on non-controlling interests	(1,945)	—	—	—	—	—	—	—	(1,219)	(1,219)
Purchase of redeemable noncontrolling interest and noncontrolling interest, net of taxes	(33,884)	—	—	1,060	—	—	—	—	(1,060)	—
Currency translation adjustment	—	—	—	—	—	(234,175)	—	—	—	(234,175)
Prior pension and post-retirement benefit service cost and actuarial loss	—	—	—	—	—	1,094	—	—	—	1,094
Net income	—	—	—	—	861,704	—	—	—	—	861,704
Balances at December 31, 2018	—	79,656	797	1,852,173	6,588,197	(791,608)	(7,349)	(215,745)	6,245	7,440,059
Shares issued under employee and director stock plans	—	130	1	(7,543)	—	—	1	33	—	(7,509)
Stock-based compensation expense	—	—	—	23,620	—	—	—	—	—	23,620
Repurchases of common stock	—	(806)	(8)	—	(100,071)	—	—	—	—	(100,079)
Noncontrolling earnings	—	—	—	—	—	—	—	—	360	360
Currency translation adjustment	—	—	—	—	—	28,994	—	—	2	28,996
Prior pension and post-retirement benefit service cost and actuarial gain	—	—	—	—	—	(3,210)	—	—	—	(3,210)
Net income	—	—	—	—	744,211	—	—	—	—	744,211
Balances at December 31, 2019	$—	78,980	$790	$1,868,250	$7,232,337	$(765,824)	(7,348)	$(215,712)	$6,607	$8,126,448
See accompanying notes to consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2019, 2018 and 2017

	2019	2018	2017
	(In thousands)
Cash flows from operating activities:
Net earnings	$744,571	864,855	974,692
Adjustments to reconcile net earnings to net cash provided by operating activities:
Restructuring	90,341	58,991	37,085
Depreciation and amortization	576,452	521,765	446,672
Deferred income taxes	(107,842)	88,456	(75,591)
Loss on disposal of property, plant and equipment	1,608	(205)	4,303
Stock-based compensation expense	23,620	31,382	36,322
Impairment of net investment in a manufacturer and distributor of ceramic tile in China	59,906	—	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	81,953	13,856	(60,566)
Inventories	7,212	(255,391)	(153,245)
Accounts payable and accrued expenses	(52,065)	(69,847)	25,365
Other assets and prepaid expenses	3,625	(79,482)	(52,115)
Other liabilities	(10,620)	6,964	10,673
Net cash provided by operating activities	1,418,761	1,181,344	1,193,595
Cash flows from investing activities:
Additions to property, plant and equipment	(545,462)	(794,110)	(905,998)
Acquisitions, net of cash acquired	(81,082)	(568,960)	(250,799)
Purchases of short-term investments	(581,500)	(664,133)	(83,904)
Redemption of short-term investments	592,000	695,000	—
Net cash used in investing activities	(616,044)	(1,332,203)	(1,240,701)
Cash flows from financing activities:
Payments on Senior Credit Facilities	(488,978)	(813,182)	(454,637)
Proceeds from Senior Credit Facilities	448,587	809,287	447,884
Payments on Commercial Paper	(15,168,820)	(16,756,404)	(15,584,017)
Proceeds from Commercial Paper	14,540,177	16,988,398	15,761,954
Proceeds from Floating Rate Notes	331,325	353,649	357,569
Payments on asset securitization borrowings	—	—	(500,000)
Payments on Floating Rate Notes	(331,325)	—	—
Payments on other debt	(4,295)	—	—
Payments on acquired debt and other financings	—	(69,571)	(18,811)
Debt issuance costs	(3,028)	(890)	(1,478)
Purchase of redeemable non-controlling and non-controlling interest	—	(34,944)	—
Repurchases of common stock	(100,080)	(274,144)	—
Change in outstanding checks in excess of cash	(4,664)	5,753	(3,402)
Shares redeemed for taxes	(8,777)	(9,925)	(13,902)
Proceeds and net tax benefit from stock transactions	1	2	1,845
Net cash (used in) provided by financing activities	(789,877)	198,029	(6,995)
Effect of exchange rate changes on cash and cash equivalents	2,895	(13,004)	17,320
Net change in cash and cash equivalents	15,735	34,166	(36,781)
Cash and cash equivalents, beginning of year	119,050	84,884	121,665
Cash and cash equivalents, end of year	$134,785	119,050	84,884

See accompanying notes to consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2019, 2018 and 2017
(In thousands, except per share data)

(1) Summary of Significant Accounting Policies
(a) Basis of Presentation
Mohawk Industries, Inc. (“Mohawk” or the “Company”), a term which includes the Company and its subsidiaries, is a leading global flooring manufacturer that creates products to enhance residential and commercial spaces around the world. The Company's vertically integrated manufacturing and distribution processes provide competitive advantages in the production of carpet, rugs, ceramic tile, laminate, wood, stone, luxury vinyl tile (“LVT”) and sheet vinyl flooring.
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
(b) Cash and Cash Equivalents
The Company considers investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2019, the Company had cash of $134,785 of which $110,033 was held outside the United States. As of December 31, 2018, the Company had cash of $119,050 of which $88,100 was held outside the United States.
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
(e) Property, Plant and Equipment
Property, plant and equipment are stated at cost, including capitalized interest. Depreciation is calculated on a straight-line basis over the estimated remaining useful lives, which are 15-40 years for buildings and improvements, 3-25 years for machinery and equipment, the shorter of the estimated useful life or lease term for leasehold improvements and 3-7 years for furniture and fixtures.

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

The impairment evaluation for indefinite lived intangible assets, which for the Company are its trademarks, is conducted on the first day of the fourth quarter of each year, or more frequently if events or changes in circumstances indicate that an asset might be impaired. The first step of the impairment tests for indefinite lived intangible assets may be completed through an assessment of qualitative factors to determine the existence of events or circumstances that would indicate that it is not more likely than not that the fair value of these assets is less than their carrying amounts.  If the qualitative assessment indicates it is not more likely than not that the fair value of these assets is less than their carrying amounts, a quantitative impairment test is not required.  If a quantitative test is necessary, the Company estimates the fair value of the intangible asset and compares it to its carrying amount.  If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The Company may also elect to bypass the qualitative assessment and perform a quantitative impairment test in any period.  If the Company elects to perform a quantitative impairment test, it may resume the qualitative assessment in subsequent periods.

The determination of fair value used in the impairment evaluation is based on discounted estimates of future sales projections attributable to ownership of the trademarks. Significant judgments inherent in this analysis include assumptions about appropriate sales growth rates, royalty rates, applicable discount rate and the amount of expected future cash flows. The judgments and assumptions used in the estimate of fair value are generally consistent with past performance and are also consistent with the projections and assumptions that are used in current operating plans. Such assumptions are subject to change as a result of changing economic and competitive conditions. The determination of fair value is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of the trademarks. Estimated cash flows are sensitive to changes in the economy among other things.

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
(j) Advertising Costs and Vendor Consideration
Advertising and promotion expenses are charged to earnings during the period in which they are incurred. Advertising and promotion expenses included in selling, general, and administrative expenses were $130,207 in 2019, $116,854 in 2018 and $119,560 in 2017.
Vendor consideration, generally cash, is classified as a reduction of net sales, unless specific criteria are met regarding goods or services that the Company may receive in return for this consideration. The Company makes various payments to customers, including rebates, slotting fees, advertising allowances, buy-downs and co-op advertising. All of these payments reduce gross sales with the exception of co-op advertising. Co-op advertising is classified as a selling, general and administrative expense. Co-op advertising expenses, a component of advertising and promotion expenses, were $11,418 in 2019, $13,332 in 2018 and $10,891 in 2017.
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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

(n) Hedges of Net Investments in Non-U.S. Operations

The Company has numerous investments outside the United States. The net assets of these subsidiaries are exposed to changes and volatility in currency exchange rates. The Company uses foreign currency denominated debt to hedge its non-U.S. net investments against adverse movements in exchange rates. The gains and losses on the Company’s net investments in its non-U.S. operations are economically offset by losses and gains on its foreign currency borrowings. The Company designated its €500,000 2.00% Senior Notes borrowing as a net investment hedge of a portion of its European operations. For the years ended December 31, 2019, December 31, 2018 and December 31, 2017 the change in the U.S. dollar value of the Company’s euro denominated debt was a decrease of $12,049 ($9,153 net of taxes), a decrease of $27,948 ($20,376 net of taxes) and an increase of $74,112 ($46,320 net of taxes), respectively, which is recorded in the foreign currency translation adjustment component of accumulated other comprehensive income (loss). The increase in the U.S. dollar value of the Company’s debt partially offsets the euro-to-dollar translation of the Company’s net investment in its European operations.
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
Dilutive common stock options are included in the diluted EPS calculation using the treasury stock method. There were no common stock options and unvested restricted shares (units) that were excluded from the diluted EPS computation because the price was greater than the average market price of the common shares for the periods presented for 2019, 2018 and 2017.
Computations of basic and diluted earnings per share are presented in the following table:

	2019	2018	2017
Earnings attributable to Mohawk Industries, Inc.	$744,211	861,704	971,638
Accretion of redeemable noncontrolling interest (a)	—	(3,892)	(46)
Net earnings available to common stockholders	$744,211	857,812	971,592

Weighted-average common shares outstanding-basic and diluted:
Weighted-average common shares outstanding - basic	71,986	74,413	74,357
Add weighted-average dilutive potential common shares - options and RSUs to purchase common shares, net	278	360	482
Weighted-average common shares outstanding-diluted	72,264	74,773	74,839
Earnings per share attributable to Mohawk Industries, Inc.
Basic	$10.34	11.53	13.07
Diluted	$10.30	11.47	12.98

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
(q) Employee Benefit Plans
The Company has a 401(k) retirement savings plan (the “Mohawk Plan”) open to substantially all U.S. and Puerto Rico based employees who have completed 60 days of eligible service. The Company contributes $.50 for every $1.00 of employee contributions up to a maximum of 6% of the employee’s salary based upon each individual participants election. Employee and

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

employer contributions to the Mohawk Plan were $57,354 and $23,008 in 2019, $55,796 and $22,689 in 2018 and $53,544 and $22,039 in 2017, respectively.
The Company also has various pension plans covering employees in Belgium, France, and the Netherlands (the “Non-U.S. Plans”) within the Flooring ROW segment. Benefits under the Non-U.S. Plans depend on compensation and years of service. The Non-U.S. Plans are funded in accordance with local regulations. The Company uses December 31 as the measurement date for its Non-U.S. Plans. The Company’s projected benefit obligation and plan assets as of December 31, 2019 were $73,510 and $60,040, respectively. The Company’s projected benefit obligation and plan assets as of December 31, 2018 were $63,569 and $54,315, respectively. As of December 31, 2019, the funded status of the Non-U.S. Plans was a liability of $13,470 of which $8,303 was recorded in accumulated other comprehensive income, for a net liability of $5,167 recorded in other long-term liabilities within the consolidated balance sheets. As of December 31, 2018, the funded status of the Non-U.S. Plans was a liability of $9,254 of which $5,092 was recorded in accumulated other comprehensive income, for a net liability of $4,162 recorded in other long-term liabilities within the consolidated balance sheets.
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

The changes in accumulated other comprehensive income (loss) by component, net of tax, for years ended December 31, 2019, 2018 and 2017 are as follows:

	Foreign currency translation adjustments	Pensions and post-retirement benefits	Total
Balance as of December 31, 2016	$(825,354)	(7,673)	(833,027)
Current period other comprehensive income (loss) before reclassifications	277,427	(2,927)	274,500
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Balance as of December 31, 2017	(547,927)	(10,600)	(558,527)
Current period other comprehensive income (loss) before reclassifications	(234,175)	1,094	(233,081)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Balance as of December 31, 2018	(782,102)	(9,506)	(791,608)
Current period other comprehensive income (loss) before reclassifications	28,994	(3,210)	25,784
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Balance as of December 31, 2019	$(753,108)	(12,716)	(765,824)

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
In the fourth quarter of 2017, the Company formed a wholly-owned captive insurance company, Mohawk Assurance Services, Inc. (“MAS”). MAS insures the retained portion of the Company’s U.S. workers’ compensation, automobile liability and general liability exposures. The Company funded MAS with an initial cash contribution of $16,876 as a contribution to equity and $67,391 as the net present value of premiums owed by the Company for the insurance provided by MAS. MAS began providing coverage to the Company as of December 22, 2017. MAS had investments of $42,500 and $53,000 in the Company’s commercial paper as of December 31, 2019 and 2018, respectively.

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

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes which simplified the accounting for income taxes in several areas by removing certain exceptions and by clarifying and amending existing guidance applicable to accounting for income taxes. The amendment is effective commencing in 2021 with early adoption permitted. The Company is currently evaluating the impact that the adoption of this accounting standards update will have on its consolidated financial statements.

- Recently Adopted

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and other (Topic 350): Simplifying the test for goodwill impairment. The amendments remove the second step of the current goodwill impairment test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. This guidance is effective for impairment tests in fiscal years beginning after December 15, 2019. The effect of adopting the new standard was not material.

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

The adoption of ASC 842 had a material impact on the Company’s condensed consolidated balance sheets, but did not have a material impact on the Company’s condensed consolidated statements of operations or cashflow. The most significant impact was the recognition of ROU assets of $328,169 and lease liabilities for operating leases of $332,286 at January 1, 2019, based on the present value of the future minimum rental payments for existing operating leases. The difference in the balances is

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

due to deferred rent, tenant incentive allowances and prepaid amounts taken into account for adoption. The Company’s accounting for finance leases remained substantially unchanged. See Note 11, Leases.

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

On January 1, 2018, the Company adopted the new accounting standard, ASC 606, Revenue from Contracts with Customers and all the related amendments (“ASC 606”) and applied the provisions of the standard to all contracts using the modified retrospective method. The cumulative effect of adopting the new revenue standard was immaterial and no adjustment has been recorded to the opening balance of retained earnings. 2017 information has not been restated and continues to be reported under the accounting standards in effect for those periods.

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

(2) Acquisitions

2019 Acquisitions

During 2019, the Company acquired two businesses in the Flooring ROW segment for hard surface flooring distribution companies based in the Netherlands and Czech Republic for $76,237, resulting in a preliminary goodwill allocation of $48,008. The results have been included in the Flooring ROW segment and are not material to the Company’s consolidated results of operations.

2018 Acquisitions

On November 16, 2018, the Company completed its purchase of Eliane S/A Revestimentos Ceramicos (“Eliane”), one of the largest ceramic tile companies in Brazil. Pursuant to the purchase agreement, the Company (i) acquired the entire issued share capital of Eliane and (ii) acquired $99,037 of indebtedness of Eliane, with total cash consideration paid of $148,302. The Company’s acquisition of Eliane resulted in allocations of goodwill of $33,019, indefinite-lived tradename intangible assets of $32,238 and intangible assets subject to amortization of $5,818. The majority of the goodwill is deductible for tax purposes. The factors contributing to the recognition of the amount of goodwill include product, sales and manufacturing synergies. Eliane’s results of operations have been included in the consolidated financial statements since the date of acquisition in the Global Ceramic reporting segment.

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

(3) Revenue from Contracts with Customers

Revenue recognition and accounts receivable

The Company recognizes revenues when it satisfies performance obligations as evidenced by the transfer of control of the promised goods to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods. The nature of the promised goods are ceramic, stone, carpet, resilient (includes sheet vinyl and LVT), laminate, wood and other flooring products. Payment is typically received 90 days or less from the invoice date. The Company adjusts the amounts of revenue for expected cash discounts, sales allowances, returns, and claims, based upon historical experience. The Company adjusts accounts receivable for doubtful account allowances based upon historical bad debt, claims experience, periodic evaluation of specific customer accounts, and the aging of accounts receivable. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Contract liabilities

The Company historically records contract liabilities when it receives payment prior to fulfilling a performance obligation. Contract liabilities related to revenues are recorded in accounts payable and accrued expenses on the accompanying condensed consolidating balance sheets. The Company had contract liabilities of $34,959 and $34,486 as of December 31, 2019 and December 31, 2018, respectively.

Performance obligations

Substantially all of the Company’s revenue is recognized at a point in time when the product is either shipped or received from the Company's facilities and control of the product is transferred to the customer.  Accordingly, in any period, the Company does not recognize a significant amount of revenue from performance obligations satisfied or partially satisfied in prior periods and the amount of such revenue recognized during the years ended December 31, 2019, 2018, and 2017 was immaterial.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

Costs to obtain a contract

The Company historically incurs certain incremental costs to obtain revenue contracts. These costs relate to marketing display structures and are capitalized when the amortization period is greater than one year, with the amount recorded in other assets on the accompanying condensed consolidated balance sheets. Capitalized costs to obtain contracts were $69,039 and $57,840 as of December 31, 2019 and December 31, 2018, respectively. Amortization expense recognized during 2019 related to these capitalized costs was $41,819.
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

Revenue disaggregation

The following table presents the Company’s segment revenues disaggregated by the geographical market location of customer sales and product categories during the years ended December 31, 2019, 2018 and 2017, respectively:

December 31, 2019	Global Ceramic segment	Flooring NA segment	Flooring ROW segment	Intersegment sales	Total
Geographical Markets
United States	$2,131,029	3,688,691	2,873	—	5,822,593
Europe	711,762	6,922	1,813,555	—	2,532,239
Russia	269,142	66	116,187	—	385,395
Other	519,209	148,035	563,201	—	1,230,445
Total	$3,631,142	3,843,714	2,495,816	—	9,970,672

Product Categories
Ceramic & Stone	$3,631,142	55,503	—	—	3,686,645
Carpet & Resilient	—	3,136,474	785,295	—	3,921,769
Laminate & Wood	—	651,737	849,340	—	1,501,077
Other (1)	—	—	861,181	—	861,181
Total	$3,631,142	3,843,714	2,495,816	—	9,970,672

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

December 31, 2018	Global Ceramic segment	Flooring NA segment	Flooring ROW segment	Intersegment sales	Total
Geographical Markets
United States	$2,251,233	3,851,267	1,289	—	6,103,789
Europe	714,315	6,487	1,861,890	—	2,582,692
Russia	245,867	2	103,351	—	349,220
Other	341,441	171,392	435,100	—	947,933
Total	$3,552,856	4,029,148	2,401,630	—	9,983,634

Product Categories
Ceramic & Stone	$3,552,856	68,337	—	—	3,621,193
Carpet & Resilient	—	3,258,029	645,669	—	3,903,698
Laminate & Wood	—	702,782	850,250	—	1,553,032
Other (1)	—	—	905,711	—	905,711
Total	$3,552,856	4,029,148	2,401,630	—	9,983,634

December 31, 2017	Global Ceramic segment	Flooring NA segment	Flooring ROW segment	Intersegment sales	Total
Geographical Markets
United States	$2,223,998	3,809,211	2,111	(120)	6,035,200
Europe	645,341	19,100	1,698,628	—	2,363,069
Russia	235,043	(1)	91,033	—	326,075
Other	300,718	182,548	283,680	—	766,946
Total	$3,405,100	4,010,858	2,075,452	(120)	9,491,290

Product Categories
Ceramic & Stone	$3,405,100	80,145	—	—	3,485,245
Carpet & Resilient	—	3,219,971	435,931	—	3,655,902
Laminate & Wood	—	710,742	808,675	—	1,519,417
Other (1)	—	—	830,846	(120)	830,726
Total	$3,405,100	4,010,858	2,075,452	(120)	9,491,290

(1) Other includes roofing elements, insulation boards, chipboards and IP contracts.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

(4) Restructuring, Acquisition Transaction and Integration-Related Costs

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

Restructuring, acquisition transaction and integration-related costs consisted of the following during the year ended December 31, 2019, 2018 and 2017, respectively (in thousands):

	2019	2018	2017
Cost of sales
Restructuring costs	$84,844	43,733	33,109
Acquisition integration-related costs	3,458	3,330	2,916
Restructuring and integration-related costs	$88,302	47,063	36,025

Selling, general and administrative expenses
Restructuring costs	$5,497	15,259	3,976
Acquisition transaction-related costs	1,502	4,977	2,751
Acquisition integration-related costs	5,871	11,351	6,188
Restructuring, acquisition and integration-related costs	$12,870	31,587	12,915

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

The restructuring activity for the years ended December 31, 2019 and 2018, respectively is as follows (in thousands):

	Lease impairments	Asset write-downs	Severance	Other restructuring costs	Total
Balance as of December 31, 2017	$359	—	584	152	1,095
Provision - Global Ceramic segment	528	1,131	7,113	337	9,109
Provision - Flooring NA segment	236	2,940	4,985	33,807	41,968
Provision - Flooring ROW segment	—	—	4,741	(104)	4,637
Provision - Corporate	—	—	3,278	—	3,278
Cash payments	(726)	—	(12,605)	(30,385)	(43,716)
Non-cash items	—	(4,071)	(230)	(3,557)	(7,858)
Balance as of December 31, 2018	397	—	7,866	250	8,513
Provision - Global Ceramic segment	—	—	5,264	—	5,264
Provision - Flooring NA segment	—	37,820	2,617	33,975	74,412
Provision - Flooring ROW segment	—	3,936	4,615	2,099	10,650
Provision - Corporate	—	—	15	—	15
Cash payments	(376)	—	(16,113)	(19,165)	(35,654)
Non-cash items	—	(41,756)	(142)	(17,043)	(58,941)
Balance as of December 31, 2019	$21	—	4,122	116	4,259

The Company expects the remaining severance and other restructuring costs to be paid over the next year.

(5) Receivables

	December 31, 2019	December 31, 2018
Customers, trade	$1,491,592	1,562,284
Income tax receivable	8,428	17,217
Other	88,520	101,376
	1,588,540	1,680,877
Less allowance for discounts, returns, claims and doubtful accounts	61,921	74,718
Receivables, net	$1,526,619	1,606,159

The following table reflects the activity of allowances for discounts, returns, claims and doubtful accounts for the years ended December 31:

	Balance at beginning of year	Acquisitions	Additions charged to net sales or costs and expenses	Deductions(1)	Balance at end of year
2017	$78,335	6,510	308,507	307,249	86,103
2018	86,103	4,240	317,716	333,341	74,718
2019	74,718	382	387,253	400,432	61,921

(1)	Represents charge-offs, net of recoveries.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

(6) Inventories
The components of inventories are as follows:

	December 31, 2019	December 31, 2018
Finished goods	$1,610,742	1,582,112
Work in process	144,639	165,616
Raw materials	526,947	539,887
Total inventories	$2,282,328	2,287,615

(7) Goodwill and Other Intangible Assets
The Company conducted its annual impairment assessment on the first day of the fourth quarter of 2019 and determined the fair values of its reporting units and trademarks exceeded their carrying values. As a result, no impairment was indicated.
The following table summarizes the components of intangible assets:
Goodwill:

	Global Ceramic	Flooring NA	Flooring ROW	Total
Balances as of December 31, 2017
Goodwill	$1,567,872	869,764	1,361,248	3,798,884
Accumulated impairments losses	(531,930)	(343,054)	(452,441)	(1,327,425)
	1,035,942	526,710	908,807	2,471,459
Goodwill recognized during the year	19,821	4,434	95,483	119,738
Currency translation during the year	(22,706)	—	(47,525)	(70,231)
Balances as of December 31, 2018
Goodwill	1,564,987	874,198	1,409,206	3,848,391
Accumulated impairments losses	(531,930)	(343,054)	(452,441)	(1,327,425)
	1,033,057	531,144	956,765	2,520,966
Goodwill recognized during the year	13,197	—	49,619	62,816
Currency translation during the year	5,392	—	(19,147)	(13,755)
Balances as of December 31, 2019
Goodwill	1,583,576	874,198	1,439,678	3,897,452
Accumulated impairments losses	(531,930)	(343,054)	(452,441)	(1,327,425)
	$1,051,646	531,144	987,237	2,570,027

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

Intangible assets:

Tradenames
Indefinite life assets not subject to amortization:
Balance as of December 31, 2017	$644,208
Intangible assets acquired during the year	91,782
Currency translation during the year	(28,610)
Balance as of December 31, 2018	707,380
Intangible assets acquired during the year(1)	(874)
Currency translation during the year	(3,774)
Balance as of December 31, 2019	$702,732

(1) Includes adjustments on previously acquired intangible assets.

	Customer relationships	Patents	Other	Total
Intangible assets subject to amortization:
Balances as of December 31, 2017	$234,835	7,061	5,663	247,559
Intangible assets acquired during the year	47,361	—	7	47,368
Amortization during the year	(28,389)	(2,272)	(84)	(30,745)
Currency translation during the year	(9,179)	(294)	(279)	(9,752)
Balances as of December 31, 2018	244,628	4,495	5,307	254,430
Intangible assets acquired during the year	2,092	—	—	2,092
Amortization during the year	(25,527)	(2,156)	70	(27,613)
Currency translation during the year	(2,752)	(111)	101	(2,762)
Balances as of December 31, 2019	$218,441	2,228	5,478	226,147

	December 31, 2019
	Cost	Acquisitions	Currency translation	Accumulated amortization	Net Value
Customer Relationships	$651,014	2,092	(7,900)	426,765	218,441
Patents	254,483	—	(5,383)	246,872	2,228
Other	6,534	—	97	1,153	5,478
Total	$912,031	2,092	(13,186)	674,790	226,147

	December 31, 2018
	Cost	Acquisitions	Currency translation	Accumulated amortization	Net Value
Customer Relationships	$625,263	47,361	(21,610)	406,386	244,628
Patents	266,969	—	(12,486)	249,988	4,495
Other	6,825	7	(298)	1,227	5,307
Total	$899,057	47,368	(34,394)	657,601	254,430

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

	Years Ended December 31,
	2019	2018	2017
Amortization expense	$27,613	30,745	34,279

Estimated amortization expense for the years ending December 31 are as follows:

2020	$27,847
2021	27,846
2022	25,866
2023	24,234
2024	23,511

(8) Property, Plant and Equipment
Following is a summary of property, plant and equipment:

	December 31, 2019	December 31, 2018
Land	$469,837	407,780
Buildings and improvements	1,790,781	1,584,240
Machinery and equipment	5,602,474	5,334,060
Furniture and fixtures	163,017	230,644
Leasehold improvements	103,755	94,683
Construction in progress	366,144	575,667
	8,496,008	8,227,074
Less accumulated depreciation and amortization	3,797,091	3,527,172
Net property, plant and equipment	$4,698,917	4,699,902

Additions to property, plant and equipment included capitalized interest of $7,214, $10,684 and $8,543 in 2019, 2018 and 2017, respectively. Depreciation expense was $544,733, $487,411 and $408,646 for 2019, 2018 and 2017, respectively. Included in property, plant and equipment are finance leases with a cost of $35,271 and $7,106 and accumulated depreciation of $5,664 and $2,333 as of December 31, 2019 and 2018, respectively.

(9) Long-Term Debt

Senior Credit Facility

On October 18, 2019, the Company amended and restated its $1,800,000 senior credit facility, extending the maturity from March 26, 2022 to October 18, 2024 (as amended and restated, the “Senior Credit Facility”). The Senior Credit Facility marginally reduced the commitment fee and modified certain negative covenants to provide the Company with additional flexibility, including flexibility to make acquisitions and incur additional indebtedness. The amendment also renewed the Company’s option to extend the maturity of the Senior Credit Facility up to two times for an additional one-year period each.

At the Company’s election, revolving loans under the Senior Credit Facility bear interest at annual rates equal to either (a) LIBOR for 1, 2, 3 or 6 month periods, as selected by the Company, plus an applicable margin ranging between 1.00% and 1.75% (1.125% as of December 31, 2019), or (b) the higher of the Wells Fargo Bank, National Association prime rate, the Federal Funds rate plus 0.5%, or the Eurocurrency Rate (as defined in the Senior Credit Facility) rate plus 1.0%, plus an applicable margin ranging between 0.00% and 0.75% (0.125% as of December 31, 2019). The Company also pays a commitment fee to the lenders under the Senior Credit Facility on the average amount by which the aggregate commitments of the lenders exceed utilization of

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

the Senior Credit Facility ranging from 0.09% to 0.20% per annum (0.11% as of December 31, 2019). The applicable margins and the commitment fee are determined based on whichever of the Company’s Consolidated Net Leverage Ratio or its senior unsecured debt rating (or if not available, corporate family rating) results in the lower applicable margins and commitment fee (with applicable margins and the commitment fee increasing as that ratio increases or those ratings decline, as applicable).

The obligations of the Company and its subsidiaries in respect of the Senior Credit Facility are unsecured.

The Senior Credit Facility includes certain affirmative and negative covenants that impose restrictions on the Company’s financial and business operations, including limitations on liens, subsidiary indebtedness, fundamental changes, asset dispositions, dividends and other similar restricted payments, transactions with affiliates, future negative pledges, and changes in the nature of the Company’s business. The Company is also required to maintain a Consolidated Interest Coverage Ratio of at least 3.0 to 1.0 and a Consolidated Net Leverage Ratio of no more than 3.75 to 1.0, each as of the last day of any fiscal quarter. The limitations contain customary exceptions or, in certain cases, do not apply as long as the Company is in compliance with the financial ratio requirements and is not otherwise in default. However, at the Company’s election upon the occurrence of certain material acquisitions, a step up of the maximum permitted Consolidated Net Leverage Ratio to 4.00 to 1.00 for the four (4) fiscal quarter period of the Company commencing with the fiscal quarter during which said acquisition(s) closes.

The Senior Credit Facility also contains customary representations and warranties and events of default, subject to customary grace periods.

In 2019, the Company paid financing costs of $2,264 in connection with the amendment and restatement of its Senior Credit Facility. These costs were deferred and, along with previously unamortized costs of $3,405 are being amortized over the term of the Senior Credit Facility.

As of December 31, 2019, amounts utilized under the Senior Credit Facility included $16,803 of borrowings and $22,787 of standby letters of credit related to various insurance contracts and foreign vendor commitments. The outstanding borrowings of $693,946 under the Company’s U.S. and European commercial paper programs as of December 31, 2019 reduce the availability of the Senior Credit Facility. Including commercial paper borrowings, the Company has utilized $733,536 under the Senior Credit Facility resulting in a total of $1,066,464 available as of December 31, 2019.

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

The Company uses its Senior Credit Facility as a liquidity backstop for its commercial paper programs. Accordingly, the total amount outstanding under all of the Company’s commercial paper programs may not exceed $1,800,000 (less any amounts drawn on the Senior Credit Facility) at any time.

The proceeds from the issuance of commercial paper notes will be available for general corporate purposes. As of December 31, 2019, there was $317,000 outstanding under the U.S. commercial paper program, and the euro equivalent of $376,946 under the European program. The weighted-average interest rate and maturity period for the U.S. program were 2.03% and 21 days, respectively. The weighted-average interest rate and maturity period for the European program were (0.24)% and 24.5 days, respectively.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

Senior Notes

On September 4, 2019, Mohawk Finance completed the issuance and sale of €300,000 aggregate principal amount of its Floating Rate Notes due September 4, 2021 (“2021 Floating Rate Notes”). The 2021 Floating Rate Notes are senior unsecured obligations of Mohawk Finance and rank pari passu with all of Mohawk Finance’s other existing and future senior unsecured indebtedness. The 2021 Floating Rate Notes are fully, unconditionally and irrevocably guaranteed by the Company on a senior unsecured basis. These notes bear interest at a rate per annum, reset quarterly, equal to three-month EURIBOR plus 0.2% (but in no event shall the interest rate be less than zero). Interest on the 2021 Floating Rate Notes is payable quarterly on December 4, March 4, June 4, and September 4 of each year. Mohawk Finance received an issuance premium of €744 and paid financing cost of $754 in connection with the 2021 Floating Rate Notes. The issuance premium and financing costs have been deferred and are being amortized over the term of the 2021 Floating Rate Notes.

On May 18, 2018, Mohawk Finance completed the issuance and sale of €300,000 aggregate principal amount of its Floating Rate Notes due May 18, 2020 (“2020 Floating Rate Notes”). The 2020 Floating Rate Notes are senior unsecured obligations of Mohawk Finance and rank pari passu with all of Mohawk Finance’s other existing and future senior unsecured indebtedness. The 2020 Floating Rate Notes are fully, unconditionally and irrevocably guaranteed by the Company on a senior unsecured basis. These notes bear interest at a rate per annum, reset quarterly, equal to three-month EURIBOR plus 0.3% (but in no event shall the interest rate be less than zero). Interest on the 2020 Floating Rate Notes is payable quarterly on August 18, November 18, February 18, and May 18 of each year. Mohawk Finance paid financing costs of $890 in connection with the 2020 Floating Rate Notes. These costs were deferred and are being amortized over the term of the 2020 Floating Rate Notes.

On September 11, 2017, Mohawk Finance completed the issuance and sale of €300,000 aggregate principal amount of its Floating Rate Notes due September 11, 2019 (“2019 Floating Rate Notes”). The 2019 Floating Rate Notes are senior unsecured obligations of Mohawk Finance and ranked pari passu with all of Mohawk Finance’s other existing and future senior unsecured indebtedness. The 2019 Floating Rate Notes were fully, unconditionally and irrevocably guaranteed by the Company on a senior unsecured basis. These notes bore interest at a rate per annum, reset quarterly, equal to three-month EURIBOR plus 0.3% (but in no event would the interest rate be less than zero). Interest on the 2019 Floating Rate Notes was payable quarterly on September 11, December 11, March 11, and June 11 of each year. Mohawk Finance paid financing costs of $911 in connection with the 2019 Floating Rate Notes. These costs were deferred and amortized over the term of the 2019 Floating Rate Notes. On September 11, 2019, the Company paid the remaining €300,000 outstanding principal of the 2019 Floating Rate Notes utilizing cash on hand and borrowings under its European commercial paper program.

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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

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

The fair values and carrying values of the Company’s debt instruments are detailed as follows:

	At December 31, 2019		At December 31, 2018
	Fair Value	Carrying Value	Fair Value	Carrying Value
3.85% senior notes, payable February 1, 2023; interest payable semiannually	$627,144	600,000	599,904	600,000
2.00% senior notes, payable January 14, 2022; interest payable annually	580,235	560,099	587,487	572,148
Floating Rate Notes, payable May 18, 2020, interest payable quarterly	336,066	336,059	343,004	343,289
Floating Rate Notes, payable September 11, 2019, interest payable quarterly	—	—	343,560	343,289
Floating rate notes, payable September 4, 2021, interest payable quarterly	335,965	336,059	—	—
U.S. commercial paper	317,000	317,000	632,668	632,668
European commercial paper	376,946	376,946	707,175	707,175
Five-year senior unsecured credit facility, due October 18, 2024	16,803	16,803	57,896	57,896
Finance leases and other	30,049	30,049	6,664	6,664
Unamortized debt issuance costs	(3,129)	(3,129)	(5,155)	(5,155)
Total debt	2,617,079	2,569,886	3,273,203	3,257,974
Less current portion of long-term debt and commercial paper	1,051,498	1,051,498	1,742,373	1,742,373
Long-term debt, less current portion	$1,565,581	1,518,388	1,530,830	1,515,601

The fair values of the Company’s debt instruments were estimated using market observable inputs, including quoted prices in active markets, market indices and interest rate measurements. Within the hierarchy of fair value measurements, these are Level 2 fair values.

The aggregate maturities of total debt as of December 31, 2019 are as follows(1):

2020	$1,051,643
2021	340,555
2022	564,339
2023	603,770
2024	2,635
Thereafter	10,073
$2,573,015

(1) Debt maturity table excludes deferred loan costs.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

(10) Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses are as follows:

	December 31, 2019	December 31, 2018
Outstanding checks in excess of cash	$9,924	14,624
Accounts payable, trade	824,956	811,879
Accrued expenses	461,035	430,431
Product warranties	49,184	47,511
Accrued interest	21,050	21,908
Accrued compensation and benefits	192,991	197,513
Total accounts payable and accrued expenses	$1,559,140	1,523,866

(11) Leases

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

Some leases include one or more options to renew, with renewal terms that can extend the lease term from 3 to 10 years or more. The exercise of these lease renewal options is at the Company’s sole discretion. An insignificant number of the Company’s leases include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term.

Certain of the Company’s leases include rental payments that will adjust periodically for inflation or certain adjustments based on step increases. An insignificant number of the Company’s leases contain residual value guarantees and none of the

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

Company’s agreements contain material restrictive covenants. Variable rent expenses consist primarily of maintenance, property taxes and charges based on usage.

The Company rents or subleases certain real estate to third parties. The Company’s sublease portfolio consists mainly of operating leases.

The components of lease costs are as follows:

	Twelve Months Ended December 31, 2019
	Cost of Goods Sold	Selling, General and Administrative	Total
Operating lease costs
Fixed	$30,002	97,988	127,990
Short-term	9,725	13,933	23,658
Variable	8,123	29,852	37,975
Sub-leases	(311)	(537)	(848)
	$47,539	141,236	188,775

	Twelve Months Ended December 31, 2019
	Depreciation and Amortization	Interest	Total
Finance lease costs
Amortization of leased assets	$4,015	—	4,015
Interest on lease liabilities	—	491	491
	$4,015	491	4,506
Net lease costs			193,281

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

Supplemental balance sheet information related to leases is as follows:

	Classification	At December 31, 2019
Assets
Operating Leases
Right of use operating lease assets	Right of use operating lease assets	$323,003
Finance Leases
Property, plant and equipment, gross	Property, plant and equipment	35,271
Accumulated depreciation	Accumulated depreciation	(5,664)
Property, plant and equipment, net	Property, plant and equipment, net	29,607
Total lease assets		$352,610

Liabilities
Operating Leases
Other current	Current operating lease liabilities	$101,945
Non-current	Non-current operating lease liabilities	228,155
Total operating liabilities		330,100
Finance Leases
Short-term debt	Short-term debt and current portion of long-term debt	4,835
Long-term debt	Long-term debt, less current portion	25,214
Total finance liabilities		30,049
Total lease liabilities		$360,149

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

Maturities of lease liabilities are as follows:

As of December 31, 2019

Year ending December 31,	Finance Leases	Operating Leases	Total
2020	$5,355	119,745	125,100
2021	4,955	94,169	99,124
2022	4,612	66,090	70,702
2023	4,077	36,965	41,042
2024	2,894	20,118	23,012
Thereafter	10,884	26,105	36,989
Total lease payments	32,777	363,192	395,969
Less imputed interest	2,728	33,092
Present value, Total	$30,049	330,100

As of December 31, 2018

Year ending December 31,	Finance Leases	Operating Leases	Total
2019	$1,494	116,110	117,604
2020	1,195	93,724	94,919
2021	766	66,129	66,895
2022	562	42,247	42,809
2023	555	22,207	22,762
Thereafter	3,215	26,097	29,312
Total payments	7,787	366,514	374,301
Less amount representing interest	1,123
Present value of capitalized lease payments	$6,664

The Company had approximately $13,932 of leases that commenced after December 31, 2019 that created rights and obligations to the Company. These leases are not included in the above maturity schedule.

Lease term and discount rate are as follows:

At December 31, 2019
Weighted Average Remaining Lease Term
Operating Leases	4.27
Finance Leases	8.44

Weighted Average Discount Rate
Operating Leases	3.3%
Finance Leases	1.4%

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

Supplemental cash flow information related to leases was as follows:

Twelve Months Ended
December 31, 2019
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$127,213
Operating cash flows from finance leases	349
Financing cash flows from finance leases	3,975
Right-of-use assets obtained in exchange for lease obligations:
Operating Leases	133,959
Finance Leases	20,464
Amortization:
Amortization of Right of use operating lease assets (1)	109,884

(1) Amortization of Right of use operating lease assets during the period is reflected in Other assets and prepaid expenses on the Condensed Consolidated Statements of Cash Flows.
Rental expense under fixed operating leases was $127,990, $143,513 and $145,176 in 2019, 2018 and 2017, respectively.

(12) Stock-Based Compensation

The Company recognizes compensation expense for all share-based payments granted for the years ended December 31, 2019, 2018 and 2017 based on the grant-date fair value estimated in accordance with the provisions of ASC 718-10. Compensation expense is recognized on a straight-line basis over the options’ or other awards’ estimated lives for fixed awards with ratable vesting provisions.

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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

Stock Option Plans
Additional information relating to the Company’s stock option plans follows:

	2019	2018	2017
Options outstanding at beginning of year	63	63	91
Options exercised	—	—	(28)
Options forfeited and expired	—	—	—
Options outstanding at end of year	63	63	63
Options exercisable at end of year	63	63	63
Option prices per share:
Options exercised during the year	$—	—	57.34-66.14
Options forfeited and expired during the year	$—	—	—
Options outstanding at end of year	57.34-66.14	57.34-66.14	57.34-66.14
Options exercisable at end of year	57.34-66.14	57.34-66.14	57.34-66.14

A summary of the Company’s options under it’s long-term incentive plans as of December 31, 2019, and changes during the year then ended is presented as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Options outstanding, December 31, 2018	63	$62.86
Granted	—	—
Exercised	—	—
Forfeited and expired	—	—
Options outstanding, December 31, 2019	63	$62.86	1.8	$4,640
Vested and expected to vest as of December 31, 2019	63	$62.86	1.8	$4,640
Exercisable as of December 31, 2019	63	$62.86	1.8	$4,640

The Company has not granted options since the year ended December 31, 2012. The total intrinsic value of options exercised during the years ended December 31, 2019, 2018, and 2017 was $0, $0 and $5,005, respectively. Total compensation expense recognized for the years ended December 31, 2019, 2018 and 2017 was $0 ($0, net of tax), $0 ($0, net of tax) and $6 ($4, net of tax), respectively, which was allocated to selling, general and administrative expenses. The remaining unamortized expense for non-vested compensation expense as of December 31, 2019 was $0.
The following table summarizes information about the Company’s stock options outstanding as of December 31, 2019:

	Outstanding			Exercisable
Exercise price range	Number of shares	Average life	Average price	Number of shares	Average price
$57.34-$57.34	23	1.15	57.34	23	57.34
$66.14-$66.14	40	2.14	66.14	40	66.14
Total	63	1.77	$62.86	63	$62.86

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

Restricted Stock Plans
A summary of the Company’s RSUs under the Company’s long-term incentive plans as of December 31, 2019, and changes during the year then ended is presented as follows:

	Shares	Weighted average grant date fair value	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Restricted Stock Units outstanding, December 31, 2018	446	$166.56
Granted	187	137.30
Released	(230)	152.00
Forfeited	(41)	189.23
Restricted Stock Units outstanding, December 31, 2019	362	$158.13	1.3	$48,914
Expected to vest as of December 31, 2019	356		1.3	$48,060

The Company recognized stock-based compensation costs related to the issuance of RSUs of $23,620 ($17,479, net of taxes), $31,382 ($24,436, net of taxes) and $36,316 ($22,037, net of taxes) for the years ended December 31, 2019, 2018 and 2017, respectively, which has been allocated to selling, general and administrative expenses. Pre-tax unrecognized compensation expense for unvested RSUs granted to employees, net of estimated forfeitures, was $20,598 as of December 31, 2019, and will be recognized as expense over a weighted-average period of approximately 1.67 years.
Additional information relating to the Company’s RSUs under the Company’s long-term incentive plans are as follows:

	2019	2018	2017
Restricted Stock Units outstanding, January 1	446	555	695
Granted	187	136	154
Released	(230)	(235)	(284)
Forfeited	(41)	(10)	(10)
Restricted Stock Units outstanding, December 31	362	446	555
Expected to vest as of December 31	356	440	546

During 2019, 2018 and 2017, a total of 1 shares were awarded each year to certain non-employee directors in lieu of cash for their annual retainers.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

(13) Other Expense (Income)
Following is a summary of other expense (income):

	2019	2018	2017
Foreign currency losses	(7,190)	9,613	8,395
Release of indemnification asset	(304)	4,606	4,459
Impairment of net investment in a manufacturer and distributor of Ceramic tile in China(1)	59,906	—	—
All other, net	(16,005)	(6,921)	(7,649)
Total other expense (income)	$36,407	7,298	5,205

(1) During 2019, the Company determined that its net investment in a manufacturer and distributor of ceramic tile in China was impaired and therefore recorded a net impairment charge of $59,906.

(14) Income Taxes
Following is a summary of earnings before income taxes for United States and foreign operations:

	2019	2018	2017
United States	$163,764	387,564	754,562
Foreign	585,781	661,637	563,295
Earnings before income taxes	$749,545	1,049,201	1,317,857

Income tax expense (benefit) for the years ended December 31, 2019, 2018 and 2017 consists of the following:

	2019	2018	2017
Current income taxes:
U.S. federal	$19,936	22,700	327,697
State and local	12,659	14,521	17,811
Foreign	80,221	58,669	73,248
Total current	112,816	95,890	418,756
Deferred income taxes:
U.S. federal	11,993	54,983	(17,419)
State and local	15,371	19,076	(3,046)
Foreign	(135,206)	14,397	(55,126)
Total deferred	(107,842)	88,456	(75,591)
Total	$4,974	184,346	343,165

The geographic dispersion of earnings and losses contributes to the annual changes in the Company’s effective tax rates. Approximately 22% of the Company’s current year earnings before income taxes was generated in the United States at a combined federal and state effective tax rate that is higher than the Company’s overall effective tax rate. The Company is also subject to taxation in other jurisdictions where it has operations, including Australia, Belgium, Brazil, Bulgaria, France, Ireland, Italy, Luxembourg, Malaysia, Mexico, the Netherlands, New Zealand, Poland, Russia, Spain, the U.K. and the Ukraine. The effective tax rates that the Company accrues in these jurisdictions vary widely, but they are generally lower than the Company’s overall effective tax rate. The Company’s domestic effective tax rates for the years ended December 31, 2019, 2018 and 2017 were 36.6%, 28.7%, and 43.1%, respectively, and its non-U.S. effective tax rates for the years ended December 31, 2019, 2018 and 2017 were (9.4)%, 11.0%, and 3.2%, respectively. The difference in rates applicable in foreign jurisdictions results from a number of factors, including lower statutory rates, historical loss carry-forwards, financing arrangements, and other factors. The Company’s effective tax rate has been and will continue to be impacted by the geographical dispersion of the Company’s earnings and losses. To the extent that domestic earnings increase while the foreign earnings remain flat or decrease, or increase at a lower rate, the Company’s effective tax rate will increase.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

Income tax expense (benefit) attributable to earnings before income taxes differs from the amounts computed by applying the U.S. statutory federal income tax rate to earnings before income taxes as follows:

	2019	2018	2017
Income taxes at statutory rate	$157,404	220,332	461,250
State and local income taxes, net of federal income tax benefit	22,185	22,315	10,133
Foreign income taxes(a)	(17,276)	(39,915)	(113,520)
Change in valuation allowance	(21,975)	2,472	10,008
European Restructuring(b)	(136,194)	—	—
Manufacturing deduction	—	—	(11,911)
2017 revaluation of deferred tax assets and liabilities (c)	—	—	(150,546)
Transition Tax	—	28,201	105,165
Transition tax planning initiatives	—	(18,706)	14,825
Tax contingencies and audit settlements, net	6,686	(31,874)	23,097
Other, net	(5,856)	1,521	(5,336)
	$4,974	184,346	343,165

(a) Foreign income taxes include statutory rate differences, financing arrangements, withholding taxes, local income taxes, notional deductions, and other miscellaneous items. The significant decrease in foreign income taxes for 2018 is primarily due to the impact of the U.S. statutory rate reduction from 35% to 21% as a result of the Tax Cuts and Jobs Act (“TCJA”) discussed below.
(b) The Company implemented select operational, administrative and financial restructurings that centralized certain business processes and intangible assets in various European jurisdictions into a new entity. The European Restructuring resulted in a current income tax liability of $148,240, calculated in part by measuring the fair value of intangible assets transferred. The Company offset the income tax liability with the utilization of $148,240 of deferred tax assets from accumulated net operating loss carry forwards. The European Restructuring also resulted in the Company recording a $136,194 deferred tax asset, and a corresponding deferred tax benefit, related to the tax basis of the intangible assets in the new entity.
(c) 2017 revaluation of deferred tax assets and liabilities includes $106,107 related to the TCJA and $44,439 related to Belgium tax reform.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2019 and 2018 are presented below:

	2019	2018
Deferred tax assets:
Accounts receivable	$7,063	8,312
Inventories	50,585	47,212
Employee benefits	36,068	37,335
Accrued expenses and other	67,638	71,621
Deductible state tax and interest benefit	3,665	2,904
Intangibles	146,953	16,134
Lease liabilities	86,717	—
Federal, foreign and state net operating losses and credits	376,375	575,625
Gross deferred tax assets	775,064	759,143
Valuation allowance	(232,196)	(347,786)
Net deferred tax assets	542,868	411,357
Deferred tax liabilities:
Inventories	(12,885)	(18,332)
Plant and equipment	(510,952)	(477,734)
Intangibles	(182,424)	(181,436)
Right of use assets	(83,271)	—
Other liabilities	(24,220)	(96,134)
Gross deferred tax liabilities	(813,752)	(773,636)
Net deferred tax liability	$(270,884)	(362,279)

The Company evaluates its ability to realize the tax benefits associated with deferred tax assets by analyzing its forecasted taxable income using both historic and projected future operating results, the reversal of existing temporary differences, taxable income in prior carry-back years (if permitted) and the availability of tax planning strategies. The valuation allowance as of December 31, 2019, and 2018 is $232,196 and $347,786, respectively. The valuation allowance as of December 31, 2019 relates to the net deferred tax assets of certain of the Company’s foreign subsidiaries as well as certain state net operating losses and tax credits. The total change in the 2019 valuation allowance was a decrease of $115,590 which includes $148,240 related to the tax liability resulting from the European Restructuring, with remaining $32,650 related to tax rate changes, foreign currency translation, and other activities. The total change in the 2018 valuation allowance was a decrease of $15,177, which includes $15,357 related to foreign currency translation.
Management believes it is more likely than not that the Company will realize the benefits of its deferred tax assets, net of valuation allowances, based upon the expected reversal of deferred tax liabilities and the level of historic and forecasted taxable income over periods in which the deferred tax assets are deductible.
As of December 31, 2019, the Company has state net operating loss carry forwards and state tax credits with potential tax benefits of $51,175, net of federal income tax benefit; these carry forwards expire over various periods based on taxing jurisdiction. A valuation allowance totaling $31,349 has been recorded against these state deferred tax assets as of December 31, 2019. In addition, as of December 31, 2019, the Company has credits and net operating loss carry forwards in various foreign jurisdictions with potential tax benefits of $1,549,745. A valuation allowance totaling $200,847 has been recorded against these deferred tax assets as of December 31, 2019. In 2018 the Company redeemed hybrid instruments in response to changes in global tax regimes. The changes were triggered by the EU’s Base Erosion and Profit Shifting “BEPS” and Anti-Tax Avoidance Directives “ATAD” I and II initiatives. As a result of the redemption, the Company recorded an ASC 740-10 liability of $1,224,545 for the full tax effected loss in the Tax Uncertainties section below. This ASC 740-10-45 liability is recorded as a reduction to the related deferred tax asset in the financial statements as a result of management’s determination that it is not more likely than not that the benefit will be realized.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

Due to the passage of the Tax Cuts and Jobs Act (“TCJA”) on December 22, 2017, the Company was required to recognize U.S. federal and state taxes on the higher of its accumulated earnings as of November 2, 2017, or December 31, 2017. The TCJA imposed U.S. tax on all post-1986 foreign unrepatriated earnings accumulated through December 31, 2017. Accordingly, as of December 31, 2018, the Company recognized $133,366 of income tax expense on its foreign earnings. As of December 31, 2018, the Company has recognized net income tax expense on earnings of approximately $1,936,000. As of December 31, 2019, the Company has accrued an additional $6,000 of income tax expense on additional foreign earnings of approximately $177,000. Should these earnings be distributed in the form of dividends in the future, the Company might be subject to withholding taxes (possibly offset by U.S. foreign tax credits) in various foreign jurisdictions, but the Company would not expect incremental U.S. federal or state taxes to be accrued on these previously taxed earnings. Despite the new territorial tax regime created by the TCJA, Company continues to assert that earnings of its foreign subsidiaries are permanently reinvested.

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

As of December 31, 2019, the Company’s gross amount of unrecognized tax benefits is $1,260,970, excluding interest and penalties. If the Company were to prevail on all uncertain tax positions, $29,420 of the unrecognized tax benefits would affect the Company’s effective tax rate, exclusive of any benefits related to interest and penalties.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2019	2018
Balance as of January 1	$1,330,713	65,631
Additions based on tax positions related to the current year (a)	2,302	1,304,447
Additions for tax positions of acquired companies	2,094	1,413
Additions for tax positions of prior years	4,744	5,098
Transition tax planning initiatives	—	(27,470)
Reductions resulting from the lapse of the statute of limitations	(2,729)	(8,110)
Reductions due to Luxembourg tax rate change	(46,841)	—
Settlements with taxing authorities	(1,929)	(9,773)
Effects of foreign currency translation	(27,384)	(523)
Balance as of December 31	$1,260,970	1,330,713

(a) 2018 includes tax effected loss of $1,298,737 on Luxembourg hybrid instruments redemptions. The tax effected loss was adjusted for tax rate and foreign currency translation changes in 2019, resulting in an updated balance of $1,224,545 as of December 31, 2019. This $1,224,545 of unrecognized benefit is presented as a reduction to the related deferred tax asset in the balance sheet.
The Company will continue to recognize interest and penalties related to unrecognized tax benefits as a component of its income tax provision. As of December 31, 2019 and 2018, the Company has $12,555 and $7,184, respectively, accrued for the payment of interest and penalties, excluding the federal tax benefit of interest deductions where applicable. During the years ended December 31, 2019, 2018 and 2017, the Company accrued interest and penalties through the consolidated statements of operations of $5,368, $(1,085) and $165, respectively.
The Company believes that its unrecognized tax benefits could decrease by $6,772 within the next twelve months. The Internal Revenue Service has completed its audit of the Company’s 2014 & 2015 tax years, therefore Federal income tax matters

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

related to years prior to 2016 has been effectively settled. Various other state and foreign income tax returns are open to examination for various years.

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

In January 2020, the Belgian tax authority set aside its tax assessments for the years 2011 through 2017, inclusively. These assessments were still in the administrative phase of the audit. At this time, the Company is uncertain what the Belgian tax authority intends to do with these years, if anything.

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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

(15) Commitments and Contingencies

The Company had approximately $22,787 and $54,591 in standby letters of credit for various insurance contracts and commitments to foreign vendors as of December 31, 2019 and 2018, respectively that expire within two years.

The Company is involved in litigation from time to time in the regular course of its business. Except as noted below and in Note 14, Income Taxes Belgian Tax Matter, there are no material legal proceedings pending or known by the Company to be contemplated to which the Company is a party or to which any of its property is subject.

Perfluorinated Compounds (“PFCs”) Litigation

In September 2016, the Water Works and Sewer Board of the City of Gadsden, Alabama (the “Gadsden Water Board”) filed an individual complaint in the Circuit Court of Etowah County, Alabama against certain manufacturers, suppliers, and users of chemicals containing specific PFCs, including the Company. In May 2017, the Water Works and Sewer Board of the Town of Centre, Alabama (the “Centre Water Board”) filed a similar complaint in the Circuit Court of Cherokee County, Alabama. The Gadsden Water Board and the Centre Water Board both seek monetary damages and injunctive relief claiming that their water supplies contain excessive amounts of PFCs. Certain defendants, including the Company, filed dispositive motions in each case arguing that the Alabama state courts lack personal jurisdiction over them. These motions were denied. In June and September 2018, certain defendants, including the Company, petitioned the Alabama Supreme Court for Writs of Mandamus directing each lower court to enter an order granting the defendants’ dispositive motions on personal jurisdiction grounds. The Alabama Supreme Court denied the petitions on December 20, 2019.  Certain defendants, including the Company, filed an Application for Rehearing with the Alabama Supreme Court asking the Court to reconsider its December 2019 decision.

In December 2019, the City of Rome, Georgia (“Rome”) filed a complaint in the Superior Court of Floyd County, Georgia that is similar to the Gadsden Water Board and Centre Water Board complaints, again seeking monetary damages and injunctive relief related to PFCs.  Also in December 2019, Jarrod Johnson filed a putative class action in the Superior Court of Floyd County, Georgia purporting to represent all water subscribers with the Rome (Georgia) Water and Sewer Division and/or the Floyd County (Georgia) Water Department and seeking to recover, among other things, damages in the form of alleged increased rates and surcharges incurred by ratepayers for the costs associated with eliminating certain PFCs from their drinking water.  In January 2020, defendant 3M Company removed the class action to federal court.

The Company denies all liability in these matters and intends to defend them vigorously.

Putative Securities Class Action

The Company and certain of its present and former executive officers were named as defendants in a putative shareholder class action lawsuit filed in the United States District Court for the Northern District of Georgia. The complaint alleges that defendants violated the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making materially false and misleading statements and that the officers are control persons under Section 20(a) of the Securities Exchange Act of 1934. The complaint is filed on behalf of shareholders who purchased shares of the Company’s common stock between April 28, 2017 and July 25, 2019. The Company believes the claims are frivolous and intends to defend them vigorously.

Delaware State Court Action

The Company and certain of its present and former executive officers were named as defendants in a putative state securities class action lawsuit filed in the Superior Court of the State of Delaware on January 30, 2020. The complaint alleges that defendants violated Sections 11 and 12 of the Securities Act of 1933. The complaint is filed on behalf of shareholders who purchased shares of the Company’s common stock in Mohawk Industries Retirement Plan 1 and Mohawk Industries Retirement Plan 2 between April 27, 2017 and July 25, 2019. The Company believes the claims are frivolous and intends to defend them vigorously.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

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

(16) Consolidated Statements of Cash Flows Information
Supplemental disclosures of cash flow information are as follows:

	2019	2018	2017
Net cash paid (received) during the years for:
Interest	$45,241	46,186	33,952
Income taxes	$123,974	196,193	373,900

Supplemental schedule of non-cash investing and financing activities:
Additions to property, plant and equipment	$6,387	(4,672)	30,643

Fair value of net assets acquired in acquisition	$107,290	831,760	369,956
Liabilities assumed in acquisition	(31,053)	(257,515)	(119,157)
	$76,237	574,245	250,799

(17) Segment Reporting
The Company has three reporting segments: the Global Ceramic segment, the Flooring NA segment and the Flooring ROW segment. The Global Ceramic segment designs, manufactures, sources and markets a broad line of ceramic tile, porcelain tile, natural stone, quartz, porcelain slab countertops and other products, which it distributes primarily in North America, Europe, South America and Russia through its network of regional distribution centers and Company-operated service centers using company-operated trucks, common carriers or rail transportation. The segment’s product lines are sold through Company-operated service centers, independent distributors, home center retailers, tile and flooring retailers and contractors. The Flooring NA segment designs, manufactures, sources and markets its floor covering product lines, including carpets, rugs, carpet pad, hardwood, laminate and resilient (includes sheet vinyl and LVT), which it distributes through its network of regional distribution centers and satellite warehouses using company-operated trucks, common carrier or rail transportation. The segment’s product lines are sold through various selling channels, including independent floor covering retailers, distributors, home centers, mass merchandisers, department stores, shop at home, buying groups, commercial contractors and commercial end users. The Flooring ROW segment designs, manufactures, sources, licenses and markets laminate, hardwood flooring, roofing elements, insulation boards, medium-density fiberboard (“MDF”), chipboards, other wood products, sheet vinyl and LVT, which it distributes primarily in Europe, Australia, New Zealand and Russia through various selling channels, which include retailers, independent distributors and home centers.

The accounting policies for each operating segment are consistent with the Company’s policies for the consolidated financial statements. Amounts disclosed for each segment are prior to any elimination or consolidation entries. Corporate general

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

and administrative expenses attributable to each segment are estimated and allocated accordingly. Segment performance is evaluated based on operating income. No single customer accounted for more than 10% of net sales for the years ended December 31, 2019, 2018 or 2017.
Segment information is as follows:

	2019	2018	2017
Assets:
Global Ceramic	$5,419,896	5,194,030	4,838,310
Flooring NA	3,823,654	3,938,639	3,702,137
Flooring ROW	3,925,246	3,666,617	3,245,424
Corporate and intersegment eliminations	217,884	299,837	308,982
Total	$13,386,680	13,099,123	12,094,853

Geographic net sales:
United States	$5,822,593	6,103,789	6,035,200
Europe	2,532,239	2,582,692	2,363,069
Russia	385,395	349,220	326,075
Other	1,230,445	947,933	766,946
Total	$9,970,672	9,983,634	9,491,290

Long-lived assets: (1)
United States	$3,391,676	3,485,046	3,339,363
Belgium	1,645,104	1,663,470	1,705,947
Other	2,232,164	2,072,353	1,696,939
Total	$7,268,944	7,220,869	6,742,249

Net sales by product categories:
Ceramic & Stone	$3,686,645	3,621,193	3,485,245
Carpet & Resilient	3,921,769	3,903,698	3,655,902
Laminate & Wood	1,501,077	1,553,032	1,519,417
Other (2)	861,181	905,711	830,726
Total	$9,970,672	9,983,634	9,491,290

Net sales:
Global Ceramic	$3,631,142	3,552,856	3,405,100
Flooring NA	3,843,714	4,029,148	4,010,858
Flooring ROW	2,495,816	2,401,630	2,075,452
Intersegment sales	—	—	(120)
Total	$9,970,672	9,983,634	9,491,290

(1)	Long-lived assets are composed of property, plant and equipment - net, and goodwill.

(2)	Other includes roofing elements, insulation boards, chipboards and IP contracts.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

	2019	2018	2017
Operating income:
Global Ceramic	$340,058	442,898	525,401
Flooring NA	167,385	347,937	540,337
Flooring ROW	359,428	345,801	329,054
Corporate and intersegment eliminations	(39,647)	(41,310)	(40,619)
Total	$827,224	1,095,326	1,354,173

Depreciation and amortization:
Global Ceramic	$211,679	189,904	161,913
Flooring NA	204,689	184,455	159,980
Flooring ROW	145,417	135,350	114,794
Corporate	14,667	12,056	9,985
Total	$576,452	521,765	446,672

Capital expenditures (excluding acquisitions):
Global Ceramic	$244,026	281,125	310,650
Flooring NA	148,820	262,676	355,941
Flooring ROW	147,118	232,949	221,763
Corporate	5,498	17,360	17,644
Total	$545,462	794,110	905,998

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

(18) Quarterly Financial Data (Unaudited)
The supplemental quarterly financial data are as follows:

	Quarters Ended
	March 30, 2019	June 29, 2019	September 28, 2019	December 31, 2019
Net sales	$2,442,490	2,584,485	2,519,185	2,424,512
Gross profit	624,927	736,618	691,691	622,807
Net earnings	121,585	202,441	155,518	264,667
Basic earnings per share	1.68	2.80	2.16	3.69
Diluted earnings per share	1.67	2.79	2.15	3.68

	Quarters Ended
	March 31, 2018	June 30, 2018	September 29, 2018	December 31, 2018
Net sales	$2,412,202	2,577,014	2,545,800	2,448,618
Gross profit	704,692	766,555	720,433	646,390
Net earnings	208,766	196,586	227,013	229,339
Basic earnings per share	2.80	2.64	3.03	3.07
Diluted earnings per share	2.78	2.62	3.02	3.05

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures
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

Under the supervision and with the participation of management, including the Company's Principal Executive Officer and Principal Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of the Company's internal control over financial reporting as of December 31, 2019.  In conducting this evaluation, the Company used the framework set forth in the report titled “Internal Control - Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the results of this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2019 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit report which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

The information required by this item is incorporated by reference to information contained in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders under the following headings: “Election of Directors—Director, Director Nominee and Executive Officer Information,” “—Nominees for Director,” “—Continuing Directors,” “—Contractual Obligations with respect to the Election of Directors”, “—Executive Officers,” “—Meetings and Committees of the Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Audit Committee” and “Corporate Governance.” The Company has adopted the Mohawk Industries, Inc. Standards of Conduct and Ethics, which applies to all of its directors, officers and employees. The standards of conduct and ethics are publicly available on the Company’s website at http://www.mohawkind.com and will be made available in print to any stockholder who requests them without charge. If the Company makes any substantive amendments to the standards of conduct and ethics, or grants any waiver, including any implicit waiver, from a provision of the standards required by regulations of the Commission to apply to the Company’s chief executive officer, chief financial officer or chief accounting officer, the Company will disclose the nature of the amendment or waiver on its website. The Company may elect to also disclose the amendment or waiver in a report on Form 8-K filed with the SEC. The Company has adopted the Mohawk Industries, Inc. Board of Directors Corporate Governance Guidelines, which are publicly available on the Company’s website and will be made available to any stockholder who requests it.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to information contained in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders under the following headings: “Compensation Discussion and Analysis,” “Executive Compensation—Summary Compensation Table,” “—Grants of Plan Based Awards,” “—Outstanding Equity Awards at Year End,” “—Option Exercises and Stock Vested,” “—Nonqualified Deferred Compensation,” “—Certain Relationships and Related Transactions,” “—Compensation Committee Interlocks and Insider Participation,” “—Compensation Committee Report” and “Director Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to information contained in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders under the following headings: “Executive Compensation—Equity Compensation Plan Information,” and “—Principal Stockholders of the Company.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to information contained in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders under the following heading: “Election of Directors—Meetings and Committees of the Board of Directors,” and “Executive Compensation—Certain Relationships and Related Transactions.”

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to information contained in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders under the following heading: “Audit Committee—Principal Accountant Fees and Services” and “Election of Directors—Meetings and Committees of the Board of Directors.”

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

*4.1
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

*4.7
Third Supplemental Indenture, dated as of September 4, 2019, by and among Mohawk Capital Finance S.A., as issuer, Mohawk Industries, Inc., as parent guarantor, U.S. Bank National Association, as trustee, registrar and transfer agent and Elavon Financial Services DAC, as paying agent. (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated September 4, 2019.)

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

*10.3
Second Amended and Restated Credit Facility, dated October 18, 2019, by and among the Company and certain of its subsidiaries, as borrowers, Wells Fargo Bank, National Association, as administrative agent, swing line lender, and an L/C issuer, and the other lenders party thereto. (Incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated October 18, 2019.)

Exhibits Related to Executive Compensation Plans, Contracts and other Arrangements:

*10.4
Service Agreement dated December 18, 2018, by and between Mohawk International Services BVBA and Comm. V. “Bernard Thiers”. (Incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.)

*10.5
Second Amended and Restated Employment Agreement, dated as of November 4, 2009, by and between the Company and W. Christopher Wellborn (Incorporated by reference to the Company’s Current Report on Form 8-K dated November 6, 2009.)

*10.6
Amendment No. 1 to Second Amended and Restated Employment Agreement, dated as of December 20, 2012, by and between the Company and W. Christopher Wellborn (Incorporated herein by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-K (File No. 001-13697) for the fiscal year ended December 31, 2012.).

*10.7
General Release and Separation Agreement, dated as of November 12, 2018, by and between Brian Carson and Mohawk Carpet, LLC (Incorporated by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.)

*10.8
Employment Agreement dated December 29, 2018, by and between Mohawk Carpet, LLC and Paul F. De Cock (Incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.)

*10.9
Transition Agreement, dated January 14, 2019, by and between Frank H. Boykin and Mohawk Industries, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 14, 2019.)

*10.10
The Mohawk Industries, Inc. Senior Management Deferred Compensation Plan, as amended and restated as of January 1, 2015. (Incorporated herein by reference to Exhibit 10.19 in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2015.)

*10.11
Mohawk Industries, Inc. Non-Employee Director Stock Compensation Plan (Incorporated herein by reference to Exhibit 10.22 in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2017.)

*10.12
Mohawk Industries, Inc. 2007 Incentive Plan (Incorporated herein by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-13697) filed with the Securities and Exchange Commission on April 9, 2007.)

*10.13
Mohawk Industries, Inc. 2012 Incentive Plan (incorporated herein by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-13697) filed with the Securities and Exchange Commission on April 3, 2012.)

*10.14
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

Mohawk Industries, Inc.
	By:	/s/ JEFFREY S. LORBERBAUM
February 28, 2020		Jeffrey S. Lorberbaum,
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 28, 2020	/s/ JEFFREY S. LORBERBAUM
Jeffrey S. Lorberbaum,
Chairman and Chief Executive Officer (principal executive officer)

February 28, 2020	/s/ GLENN LANDAU
Glenn Landau,
Chief Financial Officer and Executive Vice President (principal financial officer)

February 28, 2020	/s/ JAMES F. BRUNK
James F. Brunk,
Vice President and Corporate Controller (principal accounting officer)

February 28, 2020	/s/ FILIP BALCAEN
Filip Balcaen, Director

February 28, 2020	/s/ BRUCE C. BRUCKMANN
Bruce C. Bruckmann, Director

February 28, 2020
John M. Engquist, Director

February 28, 2020	/s/ RICHARD C. ILL
Richard C. Ill, Director

February 28, 2020	/s/ JOSEPH A. ONORATO
Joseph A. Onorato, Director

February 28, 2020	/s/ WILLIAM H. RUNGE III
William Henry Runge III Director

February 28, 2020	/s/ KAREN A. SMITH BOGART
Karen A. Smith Bogart, Director

February 28, 2020	/s/ W. CHRISTOPHER WELLBORN
W. Christopher Wellborn, Director