Form 10-Q
period 2020-03-28
MOHAWK INDUSTRIES INC
filed 2020-05-05
CIK 851968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2020
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
The number of shares outstanding of the issuer’s common stock as of May 1, 2020, the latest practicable date, is as follows: 71,184,454 shares of common stock, $.01 par value.

MOHAWK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data) (Unaudited)

	March 28, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$263,086	134,785
Receivables, net	1,644,750	1,526,619
Inventories	2,195,434	2,282,328
Prepaid expenses	419,099	415,546
Other current assets	90,662	70,179
Total current assets	4,613,031	4,429,457
Property, plant and equipment	8,267,565	8,496,008
Less: accumulated depreciation	3,794,652	3,797,091
Property, plant and equipment, net	4,472,913	4,698,917
Right of use operating lease assets	331,329	323,003
Goodwill	2,519,979	2,570,027
Tradenames	678,903	702,732
Other intangible assets subject to amortization, net	225,120	226,147
Deferred income taxes and other non-current assets	415,667	436,397
	$13,256,942	13,386,680

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$1,210,525	1,051,498
Accounts payable and accrued expenses	1,554,085	1,559,140
Current operating lease liabilities	106,673	101,945
Total current liabilities	2,871,283	2,712,583
Deferred income taxes	480,035	473,886
Long-term debt, less current portion	1,514,000	1,518,388
Non-current operating lease liabilities	238,830	228,155
Other long-term liabilities	305,151	327,220
Total liabilities	5,409,299	5,260,232
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $.01 par value; 60 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 150,000 shares authorized; 78,531 and 78,980 shares issued in 2020 and 2019, respectively	785	790
Additional paid-in capital	1,870,003	1,868,250
Retained earnings	7,274,085	7,232,337
Accumulated other comprehensive loss	(1,087,852)	(765,824)
	8,057,021	8,335,553
Less: treasury stock at cost; 7,346 and 7,348 shares in 2020 and 2019, respectively	215,653	215,712
Total Mohawk Industries, Inc. stockholders’ equity	7,841,368	8,119,841
Nonredeemable noncontrolling interest	6,275	6,607
Total stockholders’ equity	7,847,643	8,126,448
	$13,256,942	13,386,680
See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 28, 2020	March 30, 2019
Net sales	$2,285,763	2,442,490
Cost of sales	1,669,323	1,817,563
Gross profit	616,440	624,927
Selling, general and administrative expenses	464,957	459,597
Operating income	151,483	165,330
Interest expense	8,671	10,473
Other expense (income), net	5,679	(3,736)
Earnings before income taxes	137,133	158,593
Income tax expense	26,668	37,018
Net earnings including noncontrolling interests	110,465	121,575
Net income (loss) attributable to noncontrolling interests	(49)	(10)
Net earnings attributable to Mohawk Industries, Inc.	$110,514	121,585

Basic earnings per share attributable to Mohawk Industries, Inc.
Basic earnings per share attributable to Mohawk Industries, Inc.	$1.54	1.68
Weighted-average common shares outstanding—basic	71,547	72,342

Diluted earnings per share attributable to Mohawk Industries, Inc.
Diluted earnings per share attributable to Mohawk Industries, Inc.	$1.54	1.67
Weighted-average common shares outstanding—diluted	71,777	72,646
See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended
	March 28, 2020	March 30, 2019
Net earnings including noncontrolling interests	$110,465	121,575
Other comprehensive income (loss):
Foreign currency translation adjustments	(322,411)	13,962
Pension prior service cost and actuarial gain, net of tax	101	108
Other comprehensive income (loss)	(322,310)	14,070
Comprehensive income (loss)	(211,845)	135,645
Comprehensive (loss) attributable to noncontrolling interests	(332)	(1)
Comprehensive income (loss) attributable to Mohawk Industries, Inc.	$(211,513)	135,646
See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 28, 2020	March 30, 2019
Cash flows from operating activities:
Net earnings	$110,465	121,575
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Restructuring	11,709	32,937
Depreciation and amortization	145,516	137,291
Deferred income taxes	3,481	9,903
Loss on disposal of property, plant and equipment	901	1,164
Stock-based compensation expense	5,041	5,789
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	(168,740)	(142,518)
Inventories	24,284	(39,409)
Other assets and prepaid expenses	(26,573)	(2,474)
Accounts payable and accrued expenses	66,175	71,199
Other liabilities	22,715	(25,320)
Net cash provided by operating activities	194,974	170,137
Cash flows from investing activities:
Additions to property, plant and equipment	(115,632)	(136,948)
Acquisitions, net of cash acquired	—	(76,847)
Purchases of short-term investments	(183,300)	(154,000)
Redemption of short-term investments	165,500	156,000
Net cash used in investing activities	(133,432)	(211,795)
Cash flows from financing activities:
Payments on Senior Credit Facilities	(65,661)	(132,030)
Proceeds from Senior Credit Facilities	613,448	94,539
Payments on Commercial Paper	(3,644,139)	(3,815,406)
Proceeds from Commercial Paper	3,259,341	3,895,455
Payments of other debt and financing costs	(808)	(125)
Purchase of Mohawk common stock	(68,640)	—
Change in outstanding checks in excess of cash	(2,945)	(10,965)
Shares redeemed for taxes	(3,396)	(4,669)
Proceeds from stock transactions	1	1
Net cash (used in) provided by financing activities	87,201	26,800
Effect of exchange rate changes on cash and cash equivalents	(20,442)	1,476
Net change in cash and cash equivalents	128,301	(13,382)
Cash and cash equivalents, beginning of period	134,785	119,050
Cash and cash equivalents, end of period	$263,086	105,668

See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

1. General

Unless this Form 10-Q indicates otherwise or the context otherwise requires, the terms “we,” “our,” “us,” “Mohawk,” or “the Company” as used in this Form 10-Q refer to Mohawk Industries, Inc.

Interim Reporting

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto, and the Company’s description of critical accounting policies, included in the Company’s 2019 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. Results for interim periods are not necessarily indicative of the results for the year.

Hedges of Net Investments in Non-U.S. Operations

The Company has numerous investments outside the United States. The net assets of these subsidiaries are exposed to changes and volatility in currency exchange rates. The Company uses foreign currency denominated debt to hedge its non-U.S. net investments against adverse movements in exchange rates. The gains and losses on the Company’s net investments in its non-U.S. operations are economically offset by losses and gains on its foreign currency borrowings. The Company designated its €500,000 2.00% Senior Notes borrowing as a net investment hedge of a portion of its European operations. For the three months ended March 28, 2020 and March 30, 2019, the change in the U.S. dollar value of the Company’s euro denominated debt was a decrease of $3,182 ($2,417 net of taxes) and a decrease of $11,233 ($8,532 net of taxes), respectively, which is recorded in the foreign currency translation adjustment component of accumulated other comprehensive income or (loss). The change in the U.S. dollar value of the Company’s debt partially offsets the euro-to-dollar translation of the Company’s net investment in its European operations.

Recent Accounting Pronouncements - Recently Adopted

In June 2016, the FASB issues ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which was further amended by additional accounting standards updates issued by the FASB.  The new standard replaced the incurred loss impairment methodology for recognizing credit losses with a new methodology that requires recognition of lifetime expected credit losses when a financial asset is originated or purchased, even if the risk of loss is remote. The new methodology (referred to as the current expected credit losses model, or "CECL") applies to most financial assets measured at amortized cost, including trade receivables, and requires consideration of a broader range of reasonable and supportable information to estimate expected credit losses.  The Company adopted the new standard on January 1, 2020 using a modified retrospective transition approach, with the cumulative impact being immaterial to the financial statements.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Acquisitions

2019 Acquisitions

During 2019, the Company acquired two hard surface flooring distribution companies based in the Netherlands and Czech Republic for $76,237, resulting in a preliminary goodwill allocation of $38,366 and intangible assets subject to amortization of $12,789. The results have been included in the Flooring ROW segment and are not material to the Company’s consolidated results of operations.

2018 Acquisitions

On November 16, 2018, the Company completed its purchase of Eliane S/A Revestimentos Ceramicos (“Eliane”), one of the largest ceramic tile companies in Brazil. Pursuant to the purchase agreement, the Company (i) acquired the entire issued share capital of Eliane and (ii) acquired $99,037 of net indebtedness of Eliane, with total cash consideration paid of $148,302. The Company’s acquisition of Eliane resulted in allocations of goodwill of $33,019, indefinite-lived tradename intangible assets of $32,238 and intangible assets subject to amortization of $5,818. The majority of the goodwill is deductible for tax purposes. The factors contributing to the recognition of the amount of goodwill include product, sales and manufacturing synergies. Eliane’s results of operations have been included in the consolidated financial statements since the date of acquisition in the Global Ceramic reporting segment.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Revenue from Contracts with Customers

Revenue recognition and accounts receivable

The Company recognizes revenues when it satisfies performance obligations as evidenced by the transfer of control of the promised goods to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods. The nature of the promised goods are ceramic, stone, carpet, resilient, laminate, wood and other flooring products. Payment is typically received 90 days or less from the invoice date. The Company adjusts the amounts of revenue for expected cash discounts, sales allowances, returns, and claims, based upon historical experience. The Company adjusts accounts receivable for doubtful account allowances based upon relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount, periodic evaluation of specific customer accounts, and the aging of accounts receivable. If the Company expects the financial condition of the Company’s customers to deteriorate based on current conditions or reasonable and supportable forecasts, additional allowances may be required.

Contract liabilities

The Company historically records contract liabilities when it receives payment prior to fulfilling a performance obligation. Contract liabilities related to revenues are recorded in accounts payable and accrued expenses on the accompanying condensed consolidating balance sheets. The Company had contract liabilities of $29,268 and $34,959 as of March 28, 2020 and December 31, 2019, respectively.

Performance obligations

Substantially all of the Company’s revenue is recognized at a point in time when the product is either shipped or received from the Company’s facilities and control of the product is transferred to the customer.  Accordingly, in any period, the Company does not recognize a significant amount of revenue from performance obligations satisfied or partially satisfied in prior periods and the amount of such revenue recognized during the three months ended March 28, 2020 was immaterial.

Costs to obtain a contract

The Company historically incurs certain incremental costs to obtain revenue contracts. These costs relate to marketing display structures and are capitalized when the amortization period is greater than one year, with the amount recorded in other assets on the accompanying condensed consolidated balance sheets. Capitalized costs to obtain contracts were $66,965 and $69,039 as of March 28, 2020 and December 31, 2019, respectively. Amortization expense recognized during the three months ended March 28, 2020 related to these capitalized costs was $15,540.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revenue disaggregation

The following table presents the Company’s segment revenues disaggregated by the geographical market location of customer sales and product categories for the three months ended March 28, 2020 and March 30, 2019:

March 28, 2020	Global Ceramic segment	Flooring NA segment	Flooring ROW segment	Total
Geographical Markets
United States	$505,105	810,448	707	1,316,260
Europe	169,536	2,636	440,495	612,667
Russia	59,807	—	26,326	86,133
Other	114,002	35,246	121,455	270,703
	$848,450	848,330	588,983	2,285,763

Product Categories
Ceramic & Stone	$848,450	10,365	—	858,815
Carpet & Resilient	—	683,713	191,295	875,008
Laminate & Wood	—	154,252	198,810	353,062
Other (1)	—	—	198,878	198,878
	$848,450	848,330	588,983	2,285,763

March 30, 2019	Global Ceramic segment	Flooring NA segment	Flooring ROW segment	Total
Geographical Markets
United States	$541,826	883,242	68	1,425,136
Europe	179,310	1,837	469,916	651,063
Russia	51,915	29	23,615	75,559
Other	125,301	36,872	128,559	290,732
	$898,352	921,980	622,158	2,442,490

Product Categories
Ceramic & Stone	$898,352	14,443	—	912,795
Carpet & Resilient	—	735,424	190,929	926,353
Laminate & Wood	—	172,113	210,201	382,314
Other (1)	—	—	221,028	221,028
	$898,352	921,980	622,158	2,442,490

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

Restructuring, acquisition transaction and integration-related costs consisted of the following during the three months ended March 28, 2020 and March 30, 2019:

	Three Months Ended
	March 28, 2020	March 30, 2019
Cost of sales
Restructuring costs (1)	$11,172	31,535
Acquisition integration-related costs	610	1,067
Restructuring and acquisition integration-related costs	$11,782	32,602

Selling, general and administrative expenses
Restructuring costs (1)	$537	1,402
Acquisition transaction-related costs	(216)	280
Acquisition integration-related costs	575	1,419
Restructuring, acquisition transaction and integration-related costs	$896	3,101

(1) The restructuring costs for 2020 and 2019 primarily relate to the Company’s actions taken to lower its cost structure and improve efficiencies of manufacturing and distribution operations as well as actions related to the Company’s recent acquisitions.

The restructuring activity for the three months ended March 28, 2020 is as follows:

	Lease impairments	Asset write-downs	Severance	Other restructuring costs	Total
Balance as of December 31, 2019	$21	—	4,122	116	4,259
Provision - Flooring NA segment	—	2,833	—	5,936	8,769
Provision - Flooring ROW segment	—	1,605	281	993	2,879
Provision - Corporate	—	—	61	—	61
Cash payments	(8)	—	(2,010)	(3,757)	(5,775)
Non-cash items	—	(4,438)	(144)	(3,140)	(7,722)
Balance as of March 28, 2020	$13	—	2,310	148	2,471

The Company expects the remaining severance and other restructuring costs to be paid over the next 12 months.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Receivables, net

Receivables, net are as follows:

	At March 28, 2020	At December 31, 2019
Customers, trade	$1,611,525	1,491,592
Income tax receivable	9,098	8,428
Other	88,872	88,520
	1,709,495	1,588,540
Less: allowance for discounts, claims and doubtful accounts(1)	64,745	61,921
Receivables, net	$1,644,750	1,526,619

(1) The Company adopted the new standard, ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, on January 1, 2020 using a modified retrospective transition approach, with the cumulative impact being immaterial to the financial statements.

6. Inventories

The components of inventories are as follows:

	At March 28, 2020	At December 31, 2019
Finished goods	$1,560,769	1,610,742
Work in process	136,581	144,639
Raw materials	498,084	526,947
Total inventories	$2,195,434	2,282,328

7. Goodwill and intangible assets

The components of goodwill and other intangible assets are as follows:

Goodwill:

	Global Ceramic segment	Flooring NA segment	Flooring ROW segment	Total
Balance as of December 31, 2019
Goodwill	$1,583,576	874,198	1,439,678	3,897,452
Accumulated impairment losses	(531,930)	(343,054)	(452,441)	(1,327,425)
	1,051,646	531,144	987,237	2,570,027

Goodwill recognized during the period	—	—	(9,642)	(9,642)
Currency translation during the period	(23,930)	—	(16,476)	(40,406)

Balance as of March 28, 2020
Goodwill	1,559,646	874,198	1,413,560	3,847,404
Accumulated impairment losses	(531,930)	(343,054)	(452,441)	(1,327,425)
	$1,027,716	531,144	961,119	2,519,979

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Intangible assets not subject to amortization:

Tradenames
Balance as of December 31, 2019	$702,732
Currency translation during the period	(23,829)
Balance as of March 28, 2020	$678,903

Intangible assets subject to amortization:

Gross carrying amounts:	Customer relationships	Patents	Other	Total
Balance as of December 31, 2019	$645,206	249,100	6,631	900,937
Intangible assets recognized during the period	12,789	—	—	12,789
Currency translation during the period	(9,387)	(1,471)	(204)	(11,062)
Balance as of March 28, 2020	$648,608	247,629	6,427	902,664

Accumulated amortization:	Customer relationships	Patents	Other	Total
Balance as of December 31, 2019	$426,765	246,872	1,153	674,790
Amortization during the period	6,324	510	42	6,876
Currency translation during the period	(2,670)	(1,445)	(7)	(4,122)
Balance as of March 28, 2020	$430,419	245,937	1,188	677,544

Intangible assets subject to amortization, net	$218,189	1,692	5,239	225,120

	Three Months Ended
	March 28, 2020	March 30, 2019
Amortization expense	$6,876	6,729

Mohawk performs its annual testing of goodwill and indefinite lived intangibles in the fourth quarter of each year and no impairment was indicated for 2019. In 2019 the Company also concluded that in general, a decline in estimated after tax cash flows greater than approximately 19% to 39% or an increase of approximately 15% to 45% in WACC or a significant or prolonged decline in market capitalization could result in an additional indication of impairment.

As a result of the recent economic impact from COVID-19, the Company performed a qualitative assessment of whether the fair value of any of its reporting units or indefinite-lived intangible assets was more likely than not less than its carrying amount at March 28, 2020. The Company concluded neither goodwill nor any of its indefinite-lived intangible assets were impaired at March 28, 2020.  However, while we have concluded that neither goodwill nor any of its indefinite-lived intangible assets were impaired during the quarter ended March 28, 2020, a prolonged pandemic could impact the Company’s assumptions utilized in the determination of the estimated fair values of the Company’s reporting units and indefinite-lived intangible assets significantly enough to trigger an impairment.  Hence, the Company continues to monitor the economic impact of COVID-19 and may be required to reassess impairment of goodwill or indefinite-lived intangible assets in future interim periods.

8. Accounts payable and accrued expenses

Accounts payable and accrued expenses are as follows:

	At March 28, 2020	At December 31, 2019
Outstanding checks in excess of cash	$6,981	9,924
Accounts payable, trade	899,178	824,956
Accrued expenses	409,445	461,035
Product warranties	51,983	49,184
Accrued interest	6,856	21,050
Accrued compensation and benefits	179,642	192,991
Total accounts payable and accrued expenses	$1,554,085	1,559,140

9. Accumulated other comprehensive income (loss)

The changes in accumulated other comprehensive income (loss) by component, for the three months ended March 28, 2020 are as follows:

	Foreign currency translation adjustments	Pensions, net of tax	Total
Balance as of December 31, 2019	$(753,108)	(12,716)	(765,824)
Current period other comprehensive income (loss)	(322,129)	101	(322,028)
Balance as of March 28, 2020	$(1,075,237)	(12,615)	(1,087,852)

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

We rent or sublease certain real estate to third parties. Our sublease portfolio consists mainly of operating leases.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The components of lease costs are as follows:

	Three Months Ended March 28, 2020			Three Months Ended March 30, 2019
	Cost of Goods Sold	Selling, General and Administrative	Total	Cost of Goods Sold	Selling, General and Administrative	Total
Operating lease costs
Fixed	$7,401	24,813	32,214	7,688	24,455	32,143
Short-term	2,641	3,805	6,446	1,439	2,909	4,348
Variable	2,269	8,126	10,395	2,278	5,200	7,478
Sub-leases	(97)	(141)	(238)	(84)	(133)	(217)
	$12,214	36,603	48,817	11,321	32,431	43,752

	Three Months Ended March 28, 2020			Three Months Ended March 30, 2019
	Depreciation and Amortization	Interest	Total	Depreciation and Amortization	Interest	Total
Finance lease costs
Amortization of leased assets	$1,254	—	1,254	432	—	432
Interest on lease liabilities	—	149	149	—	31	31
	$1,254	149	1,403	432	31	463
Net lease costs			$50,220			44,215

Supplemental balance sheet information related to leases is as follows:

	Classification	At March 28, 2020	At December 31, 2019
Assets
Operating Leases
Right of use operating lease assets	Right of use operating lease assets	$331,329	323,003
Finance Leases
Property, plant and equipment, gross	Property, plant and equipment	36,797	35,271
Accumulated depreciation	Accumulated depreciation	(6,725)	(5,664)
Property, plant and equipment, net	Property, plant and equipment, net	30,072	29,607
Total lease assets		$361,401	352,610

Liabilities
Operating Leases
Other current	Current operating lease liabilities	$106,673	101,945
Non-current	Non-current operating lease liabilities	238,830	228,155
Total operating liabilities		345,503	330,100
Finance Leases
Short-term debt	Short-term debt and current portion of long-term debt	5,266	4,835
Long-term debt	Long-term debt, less current portion	25,611	25,214
Total finance liabilities		30,877	30,049
Total lease liabilities		$376,380	360,149

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Maturities of lease liabilities are as follows:

Year ending December 31,	Finance Leases	Operating Leases	Total
2020 (excluding the three months ended March 28, 2020)	$4,339	89,915	94,254
2021	5,413	98,707	104,120
2022	5,062	71,624	76,686
2023	4,386	43,215	47,601
2024	3,109	26,043	29,152
Thereafter	11,223	42,024	53,247
Total lease payments	33,532	371,528	405,060
Less imputed interest	2,655	26,025
Present value, Total	$30,877	345,503

The Company had approximately $2,618 of leases that commenced after March 28, 2020 that created rights and obligations to the Company. These leases are not included in the above maturity schedule.

For additional information regarding the Company’s Commitments and Contingencies as of December 31, 2019 as disclosed for finance and operating leases, see Note 15 in its 2019 Annual Report filed on Form 10-K.

Lease term and discount rate are as follows:

	At March 28, 2020	At March 30, 2019
Weighted Average Remaining Lease Term
Operating Leases	4.44 years	4.16 years
Finance Leases	8.08 years	8.89 years

Weighted Average Discount Rate
Operating Leases	3.2%	3.3%
Finance Leases	1.4%	2.1%

Supplemental cash flow information related to leases was as follows:

	Three Months Ended
	March 28, 2020	March 30, 2019
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$31,343	31,557
Operating cash flows from finance leases	110	31
Financing cash flows from finance leases	1,288	371
Right-of-use assets obtained in exchange for lease obligations:
Operating Leases	39,911	22,243
Finance Leases	1,531	—
Amortization:
Amortization of Right of use operating lease assets (1)	30,189	28,641

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

The Company granted 188 restricted stock units ("RSUs") at a weighted average grant-date fair value of $120.94 per unit for the three months ended March 28, 2020. The Company granted 169 RSUs at a weighted average grant-date fair value of $137.71 per unit for the three months ended March 30, 2019. The Company recognized stock-based compensation costs related to the issuance of RSUs of $5,041 ($3,731 net of taxes) and $5,789 ($4,283 net of taxes) for the three months ended March 28, 2020 and March 30, 2019, respectively, which has been allocated to cost of sales and selling, general and administrative expenses. Pre-tax unrecognized compensation expense for unvested RSUs granted to employees, net of estimated forfeitures, was $17,815 as of March 28, 2020, and will be recognized as expense over a weighted-average period of approximately 2.27 years. The Company did not recognize any stock-based compensation costs related to stock options for the three months ended March 28, 2020 and March 30, 2019, respectively.

12. Other expense (income), net

Other expense (income), net is as follows:

	Three Months Ended
	March 28, 2020	March 30, 2019
Foreign currency losses (gains), net	$7,608	(1,110)
All other, net	(1,929)	(2,626)
Total other expense (income), net	$5,679	(3,736)

13. Income Taxes

For the quarter ended March 28, 2020, the Company recorded income tax expense of $26,668 on earnings before income taxes of $137,133 for an effective tax rate of 19.4%, as compared to an income tax expense of $37,018 on earnings before income taxes of $158,593, for an effective tax rate of 23.3% for the quarter ended March 30, 2019. The difference in the effective tax rates for the comparative periods was caused by the geographical dispersion of profits and losses and the inability of the Company to make a reliable estimate of its annual effective tax rate.

In accordance with ASC 740-270, Interim Reporting, at the end of each interim period, the Company is required to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on an interim period. However, in certain circumstances where the Company is unable to make a reliable estimate of the annual effective tax rate, ASC 740-270 allows the actual effective tax rate for the interim period to be used. For the first quarter ended March 28, 2020, the Company calculated its effective rate for the interim period and applied that rate to the interim period results. The Company used this approach because it was unable to reasonably estimate its annual effective rate due to the variability of the rate as a result of small changes in forecasted income, fluctuations in annual pre-tax income and loss between quarters, and the effects of being taxed in multiple tax jurisdictions.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Stockholders’ Equity

The following tables reflect the changes in stockholders’ equity for the three months ended March 28, 2020 and March 30, 2019 (in thousands).

	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount				Shares	Amount

January 1, 2020	78,980	$790	$1,868,250	$7,232,337	$(765,824)	(7,348)	$(215,712)	$6,607	$8,126,448
Shares issued under employee and director stock plans	130	1	(3,288)	—	—	2	59	—	(3,228)
Stock-based compensation expense	—	—	5,041	—	—	—	—	—	5,041
Repurchases of common stock	(579)	(6)	—	(68,635)	—	—	—	—	(68,641)
Noncontrolling earnings	—	—	—	—	—	—	—	(49)	(49)
Currency translation adjustment on non-controlling interests	—	—	—	—	—	—	—	(283)	(283)
Currency translation adjustment	—	—	—	—	(322,129)	—	—	—	(322,129)
Prior pension and post-retirement benefit service cost and actuarial gain / loss	—	—	—	—	101	—	—	—	101
CECL Adoption	—	—	—	(131)	—	—	—	—	(131)
Net income	—	—	—	110,514	—	—	—	—	110,514
March 28, 2020	78,531	$785	$1,870,003	$7,274,085	$(1,087,852)	(7,346)	$(215,653)	$6,275	$7,847,643

	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount				Shares	Amount

January 1, 2019	79,656	$797	$1,852,173	$6,588,197	$(791,608)	(7,349)	$(215,745)	$6,245	$7,440,059
Shares issued under employee and director stock plans	115	1	(4,478)	—	—	—	29	—	(4,448)
Stock-based compensation expense	—	—	5,789	—	—	—	—	—	5,789
Noncontrolling earnings	—	—	—	—	—	—	—	(10)	(10)
Currency translation adjustment on non-controlling interests	—	—	—	—	—	—	—	9	9
Currency translation adjustment	—	—	—	—	13,953	—	—	—	13,953
Prior pension and post-retirement benefit service cost and actuarial gain / loss	—	—	—	—	108	—	—	—	108
Net income	—	—	—	121,585	—	—	—	—	121,585
March 30, 2019	79,771	$798	$1,853,484	$6,709,782	$(777,547)	(7,349)	$(215,716)	$6,244	$7,577,045

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

	Three Months Ended
	March 28, 2020	March 30, 2019
Net earnings attributable to Mohawk Industries, Inc.	$110,514	121,585

Weighted-average common shares outstanding-basic and diluted:
Weighted-average common shares outstanding—basic	71,547	72,342
Add weighted-average dilutive potential common shares—options to purchase common shares and RSUs, net	230	304
Weighted-average common shares outstanding-diluted	71,777	72,646

Earnings per share attributable to Mohawk Industries, Inc.
Basic	$1.54	1.68
Diluted	$1.54	1.67

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Segment information is as follows:

	Three Months Ended
	March 28, 2020	March 30, 2019
Net sales:
Global Ceramic segment	$848,450	898,352
Flooring NA segment	848,330	921,980
Flooring ROW segment	588,983	622,158
Intersegment sales	—	—
Total	$2,285,763	2,442,490

Operating income (loss):
Global Ceramic segment	$49,089	84,335
Flooring NA segment	33,682	649
Flooring ROW segment	77,227	90,431
Corporate and intersegment eliminations	(8,515)	(10,085)
Total	$151,483	165,330

	At March 28, 2020	At December 31, 2019
Assets:
Global Ceramic segment	$5,237,631	5,419,896
Flooring NA segment	3,841,815	3,823,654
Flooring ROW segment	3,810,348	3,925,246
Corporate and intersegment eliminations	367,148	217,884
Total	$13,256,942	13,386,680

17. Commitments and contingencies

The Company is involved in litigation from time to time in the regular course of its business. Except as noted below, there are no material legal proceedings pending or known by the Company to be contemplated to which the Company is a party or to which any of its property is subject.

Perfluorinated Compounds (“PFCs”) Litigation

In September 2016, the Water Works and Sewer Board of the City of Gadsden, Alabama (the “Gadsden Water Board”) filed an individual complaint in the Circuit Court of Etowah County, Alabama against certain manufacturers, suppliers, and users of chemicals containing specific PFCs, including the Company. In May 2017, the Water Works and Sewer Board of the Town of Centre, Alabama (the “Centre Water Board”) filed a similar complaint in the Circuit Court of Cherokee County, Alabama. The Gadsden Water Board and the Centre Water Board both seek monetary damages and injunctive relief claiming that their water supplies contain excessive amounts of PFCs. Certain defendants, including the Company, filed dispositive motions in each case arguing that the Alabama state courts lack personal jurisdiction over them. These motions were denied. In June and September 2018, certain defendants, including the Company, petitioned the Alabama Supreme Court for Writs of Mandamus directing each lower court to enter an order granting the defendants’ dispositive motions on personal jurisdiction grounds. The Alabama Supreme Court denied the petitions on December 20, 2019.  Certain defendants, including the Company, filed an Application for Rehearing with the Alabama Supreme Court asking the Court to reconsider its December 2019 decision. The Alabama Supreme Court denied the application for rehearing.

In December 2019, the City of Rome, Georgia (“Rome”) filed a complaint in the Superior Court of Floyd County, Georgia that is similar to the Gadsden Water Board and Centre Water Board complaints, again seeking monetary damages and injunctive relief related to PFCs.  Also in December 2019, Jarrod Johnson filed a putative class action in the Superior Court of Floyd County, Georgia purporting to represent all water subscribers with the Rome (Georgia) Water and Sewer Division and/or the Floyd County (Georgia) Water Department and seeking to recover, among other things, damages in the form of alleged increased rates and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

surcharges incurred by ratepayers for the costs associated with eliminating certain PFCs from their drinking water.  In January 2020, defendant 3M Company removed the class action to federal court. The Company has filed motions to dismiss in both of these cases.

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

Delaware State Court Action

The Company and certain of its present and former executive officers were named as defendants in a putative state securities class action lawsuit filed in the Superior Court of the State of Delaware on January 30, 2020. The complaint alleges that defendants violated Sections 11 and 12 of the Securities Act of 1933. The complaint is filed on behalf of shareholders who purchased shares of the Company’s common stock in Mohawk Industries Retirement Plan 1 and Mohawk Industries Retirement Plan 2 between April 27, 2017 and July 25, 2019. On March 27, 2020, the Court granted a temporary stay of the litigation pending the earlier of either the close of fact discovery or the deadline to appeal the dismissal of the related Putative Securities Class Action pending in the United States District Court for the Northern District of Georgia.  The stay may be lifted according to the terms set forth in the Court’s Order to Stay Litigation. The Company believes the claims are frivolous and intends to defend them vigorously.

Belgian Tax Matter

Between 2012 and 2014, the Company received assessments from the Belgian tax authority for the calendar years 2005 through 2010 in the amounts of €46,135, €38,817, €39,635, €30,131, €35,567 and €43,117 respectively, including penalties, but excluding interest. The Belgian tax authority denied the Company’s formal protests against these assessments and the Company brought all six years before the Court of First Appeal in Bruges. The Court of First Appeal in Bruges ruled in favor of the Company on January 27, 2016, with respect to the calendar years ending December 31, 2005 and December 31, 2009; and on June 13, 2018, the Court of First Appeal in Bruges ruled in favor of the Company with respect to the calendar years ending December 31, 2006, December 31, 2007, December 31, 2008 and December 31, 2010. The Belgian tax authority has lodged its Notification of Appeal for all six years with the Ghent Court of Appeal. On September 17, 2019, the Company pled its case to the Ghent Court of Special (Tax) Appeals and on October 1, 2019, the Court ruled in favor of the Company, re-confirming the rulings of the Court of First Appeals in Bruges with respect to the calendar years ending December 31, 2005 and December 31, 2009. On March 12, 2020, the Belgian tax authority filed another revised assessment for the calendar year ending December 31, 2009, with the Ghent Court.

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

In January 2020, the Belgian tax authority canceled the tax assessments for the years ending December 31, 2011 through 2017, inclusively. On March 10, 2020, a new notice of change was received for the year ending December 31, 2016 against which the Company has filed a protest on April 10, 2020.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

At the Company’s election, revolving loans under the Senior Credit Facility bear interest at annual rates equal to either (a) LIBOR for 1, 2, 3 or 6 month periods, as selected by the Company, plus an applicable margin ranging between 1.00% and 1.75% (1.125% as of March 28, 2020), or (b) the higher of the Wells Fargo Bank, National Association prime rate, the Federal Funds rate plus 0.5%, or the Eurocurrency Rate (as defined in the Senior Credit Facility) rate plus 1.0%, plus an applicable margin ranging between 0.00% and 0.75% (0.125% as of March 28, 2020). The Company also pays a commitment fee to the lenders under the Senior Credit Facility on the average amount by which the aggregate commitments of the lenders exceed utilization of the Senior Credit Facility ranging from 0.09% to 0.20% per annum (0.11% as of March 28, 2020). The applicable margins and the commitment fee are determined based on whichever of the Company’s Consolidated Net Leverage Ratio or its senior unsecured debt rating (or if not available, corporate family rating) results in the lower applicable margins and commitment fee (with applicable margins and the commitment fee increasing as that ratio increases or those ratings decline, as applicable).

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of March 28, 2020, amounts utilized under the Senior Credit Facility included $565,245 of borrowings and $22,787 of standby letters of credit related to various insurance contracts and foreign vendor commitments. The outstanding borrowings of $305,900 under the Company’s U.S. and European commercial paper programs as of March 28, 2020 reduce the availability of the Senior Credit Facility. Including commercial paper borrowings, the Company has utilized $893,932 under the Senior Credit Facility resulting in a total of $906,068 available as of March 28, 2020.

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

The proceeds from the issuance of commercial paper notes will be available for general corporate purposes. As of March 28, 2020, there was $60,300 outstanding under the U.S. commercial paper program, and the euro equivalent of $245,600 under the European program. The weighted-average interest rate and maturity period for the U.S. program were 1.70% and 29 days, respectively. The weighted-average interest rate and maturity period for the European program were (0.26)% and 23.4 days, respectively. The COVID-19 crisis has recently impacted the commercial paper markets, both in the US and Europe, resulting in volatility in relation to supply and pricing. As stated previously, the Company’s commercial paper programs are backstopped by the Senior Credit Facility, which allows the Company to mitigate market disruptions using direct borrowings from the Senior Credit Facility.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Term Loan Subsequent Event

On April 7, 2020, the Company entered into a credit agreement that provides for a $500,000 delayed draw term loan facility (the “Term Loan Facility”). On April 15, 2020, the Company borrowed the full amount on the Term Loan Facility, the proceeds of which may be used for funding working capital and general corporate purposes of the Company. The principal amount of the Term Loan Facility must be repaid in a single installment on April 6, 2021. The Company may prepay all or a portion of the Term Loan Facility from time to time, plus accrued and unpaid interest. The obligations of the Company and its subsidiaries in respect of the Term Loan Facility are unsecured. The Term Loan Facility is subject to the same affirmative and negative covenants that are applicable to the Senior Credit Facility.

The fair values and carrying values of our debt instruments are detailed as follows:

	At March 28, 2020		At December 31, 2019
	Fair Value	Carrying Value	Fair Value	Carrying Value
3.85% senior notes, payable February 1, 2023; interest payable semiannually	$610,050	600,000	627,144	600,000
2.00% senior notes, payable January 14, 2022; interest payable annually	545,561	556,917	580,235	560,099
Floating Rate Notes, payable May 18, 2020, interest payable quarterly	334,173	334,150	336,066	336,059
Floating rate notes, payable September 04, 2021, interest payable quarterly	332,733	334,150	335,965	336,059
U.S. commercial paper	60,300	60,300	317,000	317,000
European commercial paper	245,600	245,600	376,946	376,946
Five-year senior secured credit facility, due October 18, 2024	565,245	565,245	16,803	16,803
Finance leases and other	30,877	30,877	30,049	30,049
Unamortized debt issuance costs	(2,714)	(2,714)	(3,129)	(3,129)
Total debt	2,721,825	2,724,525	2,617,079	2,569,886
Less current portion of long-term debt and commercial paper	1,210,525	1,210,525	1,051,498	1,051,498
Long-term debt, less current portion	$1,511,300	1,514,000	1,565,581	1,518,388

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

Mohawk is a significant supplier of every major flooring category with manufacturing operations in 18 nations and sales in more than 170 countries. Based on its annual sales, the Company believes it is the world’s largest flooring manufacturer. A majority of the Company’s long-lived assets are located in the United States and Europe, which are also the Company’s primary markets. Additionally, the Company maintains significant operations in Russia, Mexico, Australia, New Zealand, Brazil and other parts of the world. The Company is a leading provider of flooring for residential and commercial markets and has earned significant recognition for its innovation in design and performance as well as sustainability.

For the three months ended March 28, 2020, net earnings attributable to the Company were $110.5 million, or diluted earnings per share (“EPS”) of $1.54, compared to net earnings attributable to the Company of $121.6 million, or diluted EPS of $1.67 for the three months ended March 30, 2019. The change in EPS was primarily attributable to productivity gains, lower inflation, and lower startup costs that were offset by the unfavorable net impact of lower volumes, the unfavorable net impact of price and product mix, and costs due to temporarily reducing production. Our operations and net earnings for the first quarter were affected by broader economic issues related to the COVID-19 pandemic. In particular, the Company experienced decreasing demand towards the end of the quarter and increased costs associated with short-term reductions in manufacturing output.
For the three months ended March 28, 2020, the Company generated $195.0 million of cash from operating activities. As of March 28, 2020, the Company had cash and cash equivalents of $263.1 million, of which $118.5 million was in the United States and $144.6 million was in foreign countries. On April 7, 2020, the Company borrowed $500.0 million on its delayed draw term loan facility in order to support liquidity needs during the COVID-19 crisis.

COVID-19 Pandemic

Due to its large global footprint, Mohawk’s business is sensitive to macroeconomic events in the United States and abroad. While the near-term economic and financial impact of the COVID-19 pandemic is rapidly evolving and difficult to measure, based on current visibility, the Company expects that it will continue to see decreased near-term demand across a number of its markets.
Also, the Company has experienced and may continue to experience plant closures resulting from lower demand, health-based concerns, and government mandated closures. The majority of our manufacturing and distribution facilities, though, continue to operate, to the extent supported by demand, in accordance with local health and safety guidance. In order to manage reduced short-term production needs, the Company has experienced, and may continue to initiate temporary furloughs and layoffs. The Company believes it has the experience and resources necessary to capitalize on opportunities that will arise once employees return to work around the world and macroeconomic conditions improve.

The Company is following the recommendations of local health authorities to minimize exposure risk for its employees, suppliers, customers and other stakeholders. The Company is currently implementing business continuity plans during the crisis and attempting to minimize the pandemic’s impact. For information on risk factors that could impact our results, please refer to “Risk Factors” in Part II, Item 1A of this Form 10-Q.

Results of Operations

Quarter Ended March 28, 2020, as compared with Quarter Ended March 30, 2019

Net sales

Net sales for the three months ended March 28, 2020 were $2,285.8 million, reflecting a decrease of $156.7 million, or 6.4%, from the $2,442.5 million reported for the three months ended March 30, 2019. The decrease was primarily attributable to lower volumes of approximately $46 million, the unfavorable impact from fewer shipping days in the first quarter of 2020 of approximately $38 million, unfavorable net impact of price and product mix of approximately $39 million and the unfavorable net impact from foreign exchange rates of approximately $34 million. Our sales globally for the first quarter were affected by broader economic issues related to the COVID-19 pandemic. In particular, the Company experienced decreasing demand towards the end of the quarter.

Global Ceramic segment—Net sales decreased $49.9 million, or 5.6%, to $848.5 million for the three months ended March 28, 2020, compared to $898.4 million for the three months ended March 30, 2019. The decrease was primarily attributable to lower volumes of approximately $16 million, the unfavorable impact from fewer shipping days in the first quarter of 2020 of approximately $15 million, the unfavorable net impact from foreign exchange rates of approximately $13 million and the unfavorable net impact of price and product mix of approximately $6 million.

Flooring NA segment—Net sales decreased $73.7 million, or 8.0%, to $848.3 million for the three months ended March 28, 2020, compared to $922.0 million for the three months ended March 30, 2019. The decrease was primarily attributable to lower volumes of approximately $44 million, the unfavorable impact from fewer shipping days in the first quarter of 2020 of approximately $14 million, and the unfavorable net impact of price and product mix of approximately $16 million.

Flooring ROW segment—Net sales decreased $33.2 million, or 5.3%, to $589.0 million for the three months ended March 28, 2020, compared to $622.2 million for the three months ended March 30, 2019. The decrease was primarily due to the unfavorable impact from fewer shipping days in the first quarter of 2020 of approximately $10 million, the unfavorable net impact from foreign exchange rates of approximately $21 million and the unfavorable net impact of price and product mix of approximately $16 million, partially offset by higher sales volumes of approximately $14 million.

Gross profit

Gross profit for the three months ended March 28, 2020 was $616.4 million (27.0% of net sales), a decrease of $8.5 million or 1.4%, compared to gross profit of $624.9 million (25.6% of net sales) for the three months ended March 30, 2019. As a percentage of net sales, gross profit increased 138 basis points. The decrease in gross profit dollars was primarily attributable to the unfavorable net impact of lower volumes of approximately $31 million, the unfavorable net impact of price and product mix of approximately $28 million, costs due to temporarily reducing production of approximately $22 million, and the unfavorable net impact from foreign exchange rates of approximately $5 million, partially offset by productivity gains of approximately $38 million, lower restructuring, acquisition and integration-related costs of approximately $27 million, and lower inflation of approximately $12 million. As previously discussed, our operations for the first quarter were affected by broader economic issues related to the COVID-19 pandemic. In particular, the Company experienced decreasing demand towards the end of the quarter and increased costs associated with short-term reductions in manufacturing output.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended March 28, 2020 were $465.0 million (20.3% of net sales), an increase of $5.4 million compared to $459.6 million (18.8% of net sales) for the three months ended March 30, 2019. As a percentage of net sales, selling, general and administrative expenses increased 152 basis points. The increase in selling, general and administrative expenses in dollars was primarily attributable to approximately $11 million of costs associated with investments in new product development, sales personnel, marketing and other, partially offset by the favorable net impact from foreign exchange rates of approximately $6 million.

Operating income

Operating income for the three months ended March 28, 2020 was $151.5 million (6.6% of net sales) reflecting a decrease of $13.8 million, or 8.3%, compared to operating income of $165.3 million (6.8% of net sales) for the three months ended March 30,

2019. The decrease in operating income was primarily attributable to the unfavorable net impact due to lower volumes of approximately $34 million, the unfavorable net impact of price and product mix of approximately $28 million, costs due to temporarily reducing production of approximately $22 million, and approximately $12 million of costs associated with investments in new product development, sales personnel, marketing and other, partially offset by productivity gains of approximately $36 million, lower restructuring, acquisition and integration-related costs of approximately $29 million, lower inflation of approximately $8 million, and lower startup costs of approximately $8 million.

Global Ceramic segment—Operating income was $49.1 million (5.8% of segment net sales) for the three months ended March 28, 2020 reflecting a decrease of $35.2 million compared to operating income of $84.3 million (9.4% of segment net sales) for the three months ended March 30, 2019. The decrease in operating income was primarily attributable to the unfavorable net impact due of lower volumes of approximately $12 million, the unfavorable net impact of price and product mix of approximately $10 million, costs due to temporarily reducing production of approximately $15 million, partially offset by productivity gains of approximately $4 million.

Flooring NA segment—Operating income was $33.7 million (4.0% of segment net sales) for the three months ended March 28, 2020 reflecting an increase of $33.1 million compared to operating income of $0.6 million (0.1% of segment net sales) for the three months ended March 30, 2019. The increase in operating income was primarily attributable to productivity gains of approximately $29 million, lower restructuring, acquisition and integration-related costs of approximately $23 million and lower inflation of approximately $7 million, partially offset by the unfavorable net impact due of lower volumes of approximately $19 million, the unfavorable net impact of price and product mix of approximately $5 million, and costs due to temporarily reducing production of approximately $6 million.

Flooring ROW segment—Operating income was $77.2 million (13.1% of segment net sales) for the three months ended March 28, 2020 reflecting a decrease of $13.2 million compared to operating income of $90.4 million (14.5% of segment net sales) for the three months ended March 30, 2019. The decrease in operating income was primarily attributable to the unfavorable net impact of price and product mix of approximately $13 million, approximately $7 million of costs associated with investments in new product development, sales personnel, and marketing the unfavorable net impact due of lower volumes of approximately $3 million, costs due to temporarily reducing production of approximately $2 million, partially offset by lower inflation of approximately $9 million, and productivity gains of approximately $3 million.

Interest expense

Interest expense was $8.7 million for the three months ended March 28, 2020, reflecting a decrease of $1.8 million compared to interest expense of $10.5 million for the three months ended March 30, 2019. The decrease in interest expense was primarily due to decreased borrowings.

Other expense (income), net

Other expense, net was $5.7 million for the three months ended March 28, 2020, reflecting an unfavorable change of $9.4 million compared to other income, net of $3.7 million for the three months ended March 30, 2019. The change was primarily attributable to unfavorable foreign exchange rates on transactions in the current year.

Income tax expense

For the three months ended March 28, 2020, the Company recorded income tax expense of $26.7 million on earnings before income taxes of $137.1 million for an effective tax rate of 19.4%, as compared to income tax expense of $37.0 million on earnings before income taxes of $158.6 million, for an effective tax rate of 23.3% for the three months ended March 30, 2019. The difference in the effective tax rates for the comparative periods was caused by the geographical dispersion of profits and losses and the inability of the Company to make a reliable estimate of its annual effective tax rate.

In accordance with ASC 740-270, Interim Reporting, at the end of each interim period, the Company is required to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on an interim period. However, in certain circumstances where the Company is unable to make a reliable estimate of the annual effective tax rate, ASC 740-270 allows the actual effective tax rate for the interim period to be used. For the first quarter ended March 28, 2020, the Company calculated its effective rate for the interim period and applied that rate to the interim period results. The Company used this approach because it was unable to reasonably estimate its annual effective rate due to the variability of the rate as a result of small changes in forecasted income, fluctuations in annual pre-tax income and loss between quarters, and the effects of being taxed in multiple tax jurisdictions.

Liquidity and Capital Resources

The Company’s primary capital requirements are for working capital, capital expenditures and acquisitions. The Company’s capital needs are met primarily through a combination of internally generated funds, commercial paper, bank credit lines, term and senior notes and credit terms from suppliers.

Management has and will continue to evaluate its liquidity needs and strategy regarding capital resources in light of the recent economic crisis caused by the COVID-19 pandemic. As discussed below, the Company borrowed $500.0 million under its newly-established delayed draw term loan facility in April 2020 to strengthen its short-term liquidity position. At the same time, the Company has unilaterally extended payment terms for its vendors during the crisis to offset delays in receivable collections. Due to reduced short-term demand, the Company has temporarily reduced production at certain plants and reduced headcount through furloughs and layoffs. Management believes these actions along with cash secured from increased borrowing will allow the Company to meet any needs stemming from short-term reductions in cash flows from operations.

Net cash provided by operating activities in the first three months of 2020 was $195.0 million, compared to net cash provided by operating activities of $170.1 million in the first three months of 2019. The increase of $24.8 million in 2020 was primarily attributable to changes in working capital partially offset by lower net earnings.

Net cash used in investing activities in the first three months of 2020 was $133.4 million compared to net cash used in investing activities of $211.8 million in the first three months of 2019. The decrease was primarily due to a decrease in acquisition costs of $76.8 million. In an effort to manage liquidity during the COVID-19 crisis, management is reducing near-term capital expenditures and expects to reduce its spend for the remainder of 2020.

Net cash provided by financing activities in the first three months of 2020 was $87.2 million compared to net cash provided by financing activities of $26.8 million in the three months of 2019. The change in cash provided by financing activities is primarily attributable to the net proceeds from the Senior Credit Facility of $585.3 million, partially offset by the net pay down on commercial paper of $464.8 million and share repurchases of $68.6 million.

As of March 28, 2020, the Company had cash of $263.1 million, of which $144.6 million was held outside the United States. The Company plans to permanently reinvest the cash held outside the United States. The Company believes that its cash and cash equivalents on hand, cash generated from operations and availability under its existing credit facilities will be sufficient to meet its capital expenditure, working capital and debt servicing requirements over at least the next twelve months. The Company is continually evaluating its projected needs in light of the current crisis and the Company may conduct additional debt financings, subject to market conditions, to increase its liquidity and to take advantage of attractive financing opportunities.

On October 25, 2018, the Company announced that its Board of Directors approved a new share repurchase program, authorizing the Company to repurchase up to $500 million of its common stock. The share repurchase program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended or terminated at any time at the Company’s discretion. The timing and amount of any purchases of common stock will be based on the Company’s liquidity, general business and market conditions and other factors, including alternative investment opportunities. The Company has purchased a total of 3.7 million shares under the program for an aggregate of $442.9 million through the first quarter. The Company is putting future purchases on hold until the economic environment improves.

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

At the Company’s election, revolving loans under the Senior Credit Facility bear interest at annual rates equal to either (a) LIBOR for 1, 2, 3 or 6 month periods, as selected by the Company, plus an applicable margin ranging between 1.00% and 1.75% (1.125% as of March 28, 2020), or (b) the higher of the Wells Fargo Bank, National Association prime rate, the Federal Funds rate plus 0.5%, or the Eurocurrency Rate (as defined in the Senior Credit Facility) rate plus 1.0%, plus an applicable margin ranging between 0.00% and 0.75% (0.125% as of March 28, 2020). The Company also pays a commitment fee to the lenders under the Senior Credit Facility on the average amount by which the aggregate commitments of the lenders exceed utilization of the Senior Credit Facility ranging from 0.09% to 0.20% per annum (0.11% as of March 28, 2020). The applicable margins and the commitment fee are determined based on whichever of the Company’s Consolidated Net Leverage Ratio or its senior unsecured debt rating (or if not available, corporate family rating) results in the lower applicable margins and commitment fee (with applicable margins and the commitment fee increasing as that ratio increases or those ratings decline, as applicable).

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

As of March 28, 2020, amounts utilized under the Senior Credit Facility included $565.2 million of borrowings and $22.8 million of standby letters of credit related to various insurance contracts and foreign vendor commitments. The outstanding borrowings of $305.9 million under the Company’s U.S. and European commercial paper programs as of March 28, 2020 reduce the availability of the 2019 Senior Credit Facility. Including commercial paper borrowings, the Company has utilized $893.9 million under the Senior Credit Facility resulting in a total of $906.1 million available as of March 28, 2020.

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

The proceeds from the issuance of commercial paper notes will be available for general corporate purposes. As of March 28, 2020, there was $60.3 million outstanding under the U.S. commercial paper program, and the euro equivalent of $245.6 million under the European program. The weighted-average interest rate and maturity period for the U.S. program were 1.70% and 29 days, respectively. The weighted-average interest rate and maturity period for the European program were (0.26)% and 23.4 days, respectively. The COVID-19 crisis has recently impacted the commercial paper markets, both in the US and Europe, resulting in volatility in relation to supply and pricing. As stated previously, the Company’s commercial paper programs are backstopped by the Senior Credit Facility, which allows the Company to mitigate market disruptions using direct borrowings from the Senior Credit Facility.

Senior Notes

On September 4, 2019, Mohawk Finance completed the issuance and sale of €300.0 million aggregate principal amount of its Floating Rate Notes due September 4, 2021 (“2021 Floating Rate Notes”). The 2021 Floating Rate Notes are senior unsecured obligations of Mohawk Finance and rank pari passu with all of Mohawk Finance’s other existing and future senior unsecured indebtedness. The 2021 Floating Rate Notes are fully, unconditionally and irrevocably guaranteed by the Company on a senior unsecured basis. These notes bear interest at a rate per annum, reset quarterly, equal to three-month EURIBOR plus 0.2% (but in no event shall the interest rate be less than zero). Interest on the 2021 Floating Rate Notes is payable quarterly on December 4, March 4, June 4, and September 4 of each year. Mohawk Finance received an issuance premium of €0.7 million and paid financing cost of $0.8 million in connection with the 2021 Floating Rate Notes. The issuance premium and financing costs have been deferred and are being amortized over the term of the 2021 Floating Rate Notes.

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

Term Loan Subsequent Event

On April 7, 2020, the Company entered into a credit agreement that provides for a $500.0 million delayed draw term loan facility (the “Term Loan Facility”). On April 15, 2020, the Company borrowed the full amount on the Term Loan Facility, the proceeds of which may be used for funding working capital and general corporate purposes of the Company. The principal amount of the Term Loan Facility must be repaid in a single installment on April 6, 2021. The Company may prepay all or a portion of the Term Loan Facility from time to time, plus accrued and unpaid interest. The obligations of the Company and its subsidiaries in respect of the Term Loan Facility are unsecured. The Term Loan Facility is subject to the same affirmative and negative covenants that are applicable to the Senior Credit Facility.

Contractual Obligations

There have been no significant changes to the Company’s contractual obligations as disclosed in the Company’s 2019 Annual Report filed on Form 10-K except as described herein.

Critical Accounting Policies and Estimates

Refer to Note 1 - General, and Note 5 - Receivables, net within our Condensed Consolidated Financial Statements of this Form 10-Q for a discussion of the Company’s updated accounting policies on Measurement of Credit Losses on Financial Instruments. The Company’s critical accounting policies and estimates are described in its 2019 Annual Report filed on Form 10-K.

Mohawk performs its annual testing of goodwill and indefinite lived intangibles in the fourth quarter of each year and no impairment was indicated for 2019. In 2019 the Company also concluded that in general, a decline in estimated after tax cash flows greater than approximately 19% to 39% or an increase of approximately 15% to 45% in WACC or a significant or prolonged decline in market capitalization could result in an additional indication of impairment.

As a result of the recent economic impact from COVID-19, the Company performed a qualitative assessment of whether the fair value of any of its reporting units or indefinite-lived intangible assets was more likely than not less than its carrying amount at March 28, 2020. The Company concluded neither goodwill nor any of its indefinite-lived intangible assets were impaired at March 28, 2020.  However, while we have concluded that neither goodwill nor any of its indefinite-lived intangible assets were impaired during the quarter ended March 28, 2020, a prolonged pandemic could impact the Company’s assumptions utilized in the determination of the estimated fair values of the Company’s reporting units and indefinite-lived intangible assets significantly enough to trigger an impairment.  Hence, the Company continues to monitor the economic impact of COVID-19 and may be required to reassess impairment of goodwill or indefinite-lived intangible assets in future interim periods.

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

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of March 28, 2020.

Seasonality

The Company is a calendar year-end company. With respect to its Global Ceramic segment, net sales and operating income are typically higher in the second quarter, followed by the third and first quarters and a weaker fourth quarter. The Flooring NA segment’s second quarter typically produces the highest net sales followed by moderate third and fourth quarters, and a weaker first quarter. However, for the operating income, the third quarter typically shows stronger earnings, followed by second and fourth quarters, and the first quarter shows weaker earnings. The Flooring ROW segment’s fourth quarter historically produces the highest net sales followed by moderate second and third quarters, and a weaker first quarter. However, for the operating income, generally, the second quarter shows the stronger earnings, followed by third and first quarters, and the fourth quarter shows weaker earnings.

Forward-Looking Information

Certain of the statements in this Form 10-Q, particularly those anticipating future performance, business prospects, growth and operating strategies, and similar matters, and those that include the words “could,” “should,” “believes,” “anticipates,”

“expects” and “estimates” or similar expressions constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For those statements, Mohawk claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. There can be no assurance that the forward-looking statements will be accurate because they are based on many assumptions, which involve risks and uncertainties. The following important factors could cause future results to differ: changes in economic or industry conditions; competition; inflation and deflation in raw material prices and other input costs; inflation and deflation in consumer markets; energy costs and supply; timing and level of capital expenditures; timing and implementation of price increases for the Company’s products; impairment charges; ability to identify attractive acquisition targets; ability to successfully complete and integrate acquisitions; international operations; changes in foreign exchange rates; introduction of new products; rationalization of operations; tax, product and other claims; litigation; the risks and uncertainty related to the COVID-19 pandemic; and other risks identified in Item 1A “Risk Factors” in the Company’s 2019 Annual Report on Form 10-K and Part II, Item 1A “Risk Factors” in this periodic report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of March 28, 2020, approximately 43% of the Company’s debt portfolio was comprised of fixed-rate debt and 57% was floating-rate debt. A 1.0 percentage point increase in the interest rate of the floating-rate debt would have resulted in an increase in interest expense of $3.8 million for the three months ended March 28, 2020.

There have been no significant changes to the Company’s exposure to market risk as disclosed in the Company’s 2019 Annual Report filed on Form 10-K.

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

Perfluorinated Compounds (“PFCs”) Litigation

In September 2016, the Water Works and Sewer Board of the City of Gadsden, Alabama (the “Gadsden Water Board”) filed an individual complaint in the Circuit Court of Etowah County, Alabama against certain manufacturers, suppliers, and users of chemicals containing specific PFCs, including the Company. In May 2017, the Water Works and Sewer Board of the Town of Centre, Alabama (the “Centre Water Board”) filed a similar complaint in the Circuit Court of Cherokee County, Alabama. The Gadsden Water Board and the Centre Water Board both seek monetary damages and injunctive relief claiming that their water supplies contain excessive amounts of PFCs. Certain defendants, including the Company, filed dispositive motions in each case arguing that the Alabama state courts lack personal jurisdiction over them. These motions were denied. In June and September 2018, certain defendants, including the Company, petitioned the Alabama Supreme Court for Writs of Mandamus directing each lower court to enter an order granting the defendants’ dispositive motions on personal jurisdiction grounds. The Alabama Supreme Court denied the petitions on December 20, 2019.  Certain defendants, including the Company, filed an Application for Rehearing with the Alabama Supreme Court asking the Court to reconsider its December 2019 decision. The Alabama Supreme Court denied the application for rehearing.

In December 2019, the City of Rome, Georgia (“Rome”) filed a complaint in the Superior Court of Floyd County, Georgia that is similar to the Gadsden Water Board and Centre Water Board complaints, again seeking monetary damages and injunctive relief related to PFCs.  Also in December 2019, Jarrod Johnson filed a putative class action in the Superior Court of Floyd County, Georgia purporting to represent all water subscribers with the Rome (Georgia) Water and Sewer Division and/or the Floyd County (Georgia) Water Department and seeking to recover, among other things, damages in the form of alleged increased rates and surcharges incurred by ratepayers for the costs associated with eliminating certain PFCs from their drinking water.  In January 2020, defendant 3M Company removed the class action to federal court. The Company has filed motions to dismiss in both of these cases.

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

Delaware State Court Action

The Company and certain of its present and former executive officers were named as defendants in a putative state securities class action lawsuit filed in the Superior Court of the State of Delaware on January 30, 2020. The complaint alleges that defendants violated Sections 11 and 12 of the Securities Act of 1933. The complaint is filed on behalf of shareholders who purchased shares of the Company’s common stock in Mohawk Industries Retirement Plan 1 and Mohawk Industries Retirement Plan 2 between April 27, 2017 and July 25, 2019. On March 27, 2020, the Court granted a temporary stay of the litigation pending the earlier of either the close of fact discovery or the deadline to appeal the dismissal of the related Putative Securities Class Action pending in the United States District Court for the Northern District of Georgia.  The stay may be lifted according to the terms set forth in the Court’s Order to Stay Litigation. The Company believes the claims are frivolous and intends to defend them vigorously.

Belgian Tax Matter

Between 2012 and 2014, the Company received assessments from the Belgian tax authority for the calendar years 2005 through 2010 in the amounts of €46.1 million, €38.8 million, €39.6 million, €30.1 million, €35.6 million and €43.1 million, respectively, including penalties, but excluding interest. The Belgian tax authority denied the Company’s formal protests against these assessments and the Company brought all six years before the Court of First Appeal in Bruges. The Court of First Appeal in Bruges ruled in favor of the Company on January 27, 2016, with respect to the calendar years ending December 31, 2005 and December 31, 2009; and on June 13, 2018, the Court of First Appeal in Bruges ruled in favor of the Company with respect to the calendar years ending December 31, 2006, December 31, 2007, December 31, 2008 and December 31, 2010. The Belgian tax authority has lodged its Notification of Appeal for all six years with the Ghent Court of Appeal. On September 17, 2019, the company pled its case to the Ghent Court of Special (Tax) Appeals and on October 1, 2019, the Court ruled in favor of the Company, re-confirming the rulings of the Court of First Appeals in Bruges with respect to the calendar years ending December 31, 2005 and December 31, 2009. On March 12, 2020, the Belgian tax authority filed another revised assessment for the calendar year ending December 31, 2009, with the Ghent Court.

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

In January 2020, the Belgian tax authority canceled the tax assessments for the years ending December 31, 2011 through 2017, inclusively. On March 10, 2020, a new notice of change was received for the year ending December 31, 2016 against which the Company has filed a protest on April 10, 2020.

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

Other than the risk factor listed below, there have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2019. The risk factors disclosed in our Annual Report on Form 10-K and the risk factor set forth below, in addition to the other information set forth in this report, could materially affect our business, financial condition or results.

The Company’s financial condition and results of operations for 2020 may be adversely impacted by the COVID-19 pandemic and the related downturn in economic conditions.

Mohawk generates sales in 170 countries and owns manufacturing plants in 18 countries. Due to its large global footprint, Mohawk’s business is sensitive to macroeconomic events in the United States and abroad. While the near-term economic and financial impact of the COVID-19 pandemic is rapidly evolving and difficult to measure, based on current visibility, the Company expects that it will continue to see decreased near-term demand across a number of its markets. Also, the Company has experienced and may continue to experience plant closures resulting from lower demand, health-based concerns, and government mandated closures.

During economic downturns, including the current downturn resulting from the COVID-19 pandemic, demand for our products may significantly decrease. This reduced demand may lead to lower sales and intensified competitive pressures.  Additionally, factors such as results differing from guidance, changes in sales and operating income, changes in our market valuations, performance results for the general retail industry, announcements by us or our industry peers or changes in analysts’ recommendations may cause volatility in the price of our common stock and our shareholder returns.

The Company has already experienced certain disruptions to its business and further disruptions may occur that could materially affect the Company’s ability to obtain supplies, manufacture its products or deliver inventory in a timely manner. Future disruptions may result in lost revenue, additional costs or impairments to goodwill or other assets. The Company is following the recommendations of local health authorities to minimize exposure risk for its employees, suppliers, customers and other stakeholders. The Company is currently implementing business continuity plans during the crisis and attempting to minimize the pandemic’s impact, but we may be unable to adequately respond to further outbreaks in particular geographies and our operations may be materially impacted. The extent to which the COVID-19 pandemic may impact the Company’s results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the particular responses employed in various countries and regions. Accordingly, COVID-19 and the related global economic downturn could have a material adverse effect on the Company’s business, results of operations and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On October 25, 2018, the Company announced that its Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to $500 million in shares of its common stock. Under the share repurchase plan, the Company may purchase common stock in open market transactions, block or privately negotiated transactions, and may from time to time purchase shares pursuant to trading plans in accordance with Rules 10b5-1 or 10b-18 under the Exchange Act or by any combination of such methods. The number of shares to be purchased and the timing of the purchases are based on a variety of factors, including, but not limited to, the level of cash balances, credit availability, debt covenant restrictions, general business conditions, regulatory requirements, the market price of the Company’s stock and the availability of alternative investment opportunities. No time limit was set for completion of repurchases under the new authorization and the program may be suspended or discontinued at any time. The new program replaces any previously authorized share repurchase programs. The Company purchased a total of 3.7 million shares under the program for an aggregate of $442.9 million through the first quarter. The Company is putting future purchases on hold until the economic environment improves.

The following table provides information regarding share repurchase activity during the three months ended March 28, 2020.

Period	Total Number of Shares Purchased in Millions	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan in Millions	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan in Millions
January 1 through February 1, 2020	0.0	$—	0.0	$125.8
February 2 through February 29, 2020	0.2	$122.70	0.2	$104.1
March 1 through March 28, 2020	0.4	$116.82	0.4	$57.1
Total	0.6	$118.61	0.6

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

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

MOHAWK INDUSTRIES, INC.
(Registrant)

Dated:	May 5, 2020	By:	/s/ Jeffrey S. Lorberbaum
JEFFREY S. LORBERBAUM
Chairman and Chief Executive Officer
(principal executive officer)

Dated:	May 5, 2020	By:	/s/ Frank H. Boykin
FRANK H. BOYKIN
Chief Financial Officer
(principal financial officer)