Form 10-Q
period 2020-06-27
MOHAWK INDUSTRIES INC
filed 2020-08-06
CIK 851968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2020
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
The number of shares outstanding of the issuer’s common stock as of August 4, 2020, the latest practicable date, is as follows: 71,195,045 shares of common stock, $.01 par value.

MOHAWK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data) (Unaudited)

	June 27, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$737,712	134,785
Receivables, net	1,586,398	1,526,619
Inventories	1,922,048	2,282,328
Prepaid expenses	399,967	415,546
Other current assets	99,873	70,179
Total current assets	4,745,998	4,429,457
Property, plant and equipment	8,405,227	8,496,008
Less: accumulated depreciation	3,970,683	3,797,091
Property, plant and equipment, net	4,434,544	4,698,917
Right of use operating lease assets	318,047	323,003
Goodwill	2,541,906	2,570,027
Tradenames	689,224	702,732
Other intangible assets subject to amortization, net	221,614	226,147
Deferred income taxes and other non-current assets	418,071	436,397
	$13,369,404	13,386,680

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$135,350	1,051,498
Accounts payable and accrued expenses	1,618,584	1,559,140
Current operating lease liabilities	118,296	101,945
Total current liabilities	1,872,230	2,712,583
Deferred income taxes	434,264	473,886
Long-term debt, less current portion	2,573,155	1,518,388
Non-current operating lease liabilities	226,555	228,155
Other long-term liabilities	338,336	327,220
Total liabilities	5,444,540	5,260,232
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $.01 par value; 60 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 150,000 shares authorized; 78,541 and 78,980 shares issued in 2020 and 2019, respectively	785	790
Additional paid-in capital	1,874,623	1,868,250
Retained earnings	7,225,828	7,232,337
Accumulated other comprehensive loss	(966,776)	(765,824)
	8,134,460	8,335,553
Less: treasury stock at cost; 7,346 and 7,348 shares in 2020 and 2019, respectively	215,648	215,712
Total Mohawk Industries, Inc. stockholders’ equity	7,918,812	8,119,841
Nonredeemable noncontrolling interest	6,052	6,607
Total stockholders’ equity	7,924,864	8,126,448
	$13,369,404	13,386,680
See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net sales	$2,049,800	2,584,485	4,335,563	5,026,975
Cost of sales	1,679,833	1,847,867	3,349,156	3,665,430
Gross profit	369,967	736,618	986,407	1,361,545
Selling, general and administrative expenses	430,925	469,758	895,883	929,355
Operating income (loss)	(60,958)	266,860	90,524	432,190
Interest expense	12,956	10,521	21,627	20,994
Other expense (income) net	1,037	(3,048)	6,716	(6,784)
Earnings (loss) before income taxes	(74,951)	259,387	62,181	417,980
Income tax expense (benefit)	(26,363)	56,733	304	93,751
Net earnings (loss) including noncontrolling interests	(48,588)	202,654	61,877	324,229
Net income (loss) attributable to noncontrolling interests	(331)	213	(380)	203
Net earnings (loss) attributable to Mohawk Industries, Inc.	$(48,257)	202,441	62,257	324,026

Basic earnings (loss) per share attributable to Mohawk Industries, Inc.
Basic earnings (loss) per share attributable to Mohawk Industries, Inc.	$(0.68)	2.80	0.87	4.50
Weighted-average common shares outstanding—basic	71,186	72,402	71,364	71,970

Diluted earnings (loss) per share attributable to Mohawk Industries, Inc.
Diluted earnings (loss) per share attributable to Mohawk Industries, Inc.	$(0.68)	2.79	0.87	4.48
Weighted-average common shares outstanding—diluted	71,186	72,680	71,547	72,250
See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net earnings (loss) including noncontrolling interests	$(48,588)	202,654	61,877	324,229
Other comprehensive income (loss):
Foreign currency translation adjustments	121,190	45,127	(201,221)	59,089
Pension prior service cost and actuarial gain (loss), net of tax	(7)	(41)	94	67
Other comprehensive income (loss)	121,183	45,086	(201,127)	59,156
Comprehensive income (loss)	72,595	247,740	(139,250)	383,385
Comprehensive income (loss) attributable to noncontrolling interests	(223)	274	(555)	273
Comprehensive income (loss) attributable to Mohawk Industries, Inc.	$72,818	247,466	(138,695)	383,112
See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 27, 2020	June 29, 2019
Cash flows from operating activities:
Net earnings	$61,877	324,229
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Restructuring	73,749	37,758
Depreciation and amortization	299,610	277,773
Deferred income taxes	(45,418)	7,036
Loss on disposal of property, plant and equipment	3,461	4,981
Stock-based compensation expense	9,676	11,577
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	(96,800)	(202,657)
Inventories	306,143	(59,250)
Other assets and prepaid expenses	8,676	(27,404)
Accounts payable and accrued expenses	112,627	205,633
Other liabilities	29,894	(13,349)
Net cash provided by operating activities	763,495	566,327
Cash flows from investing activities:
Additions to property, plant and equipment	(196,271)	(281,059)
Acquisitions, net of cash acquired	—	(76,847)
Purchases of short-term investments	(356,300)	(310,000)
Redemption of short-term investments	342,100	314,000
Net cash used in investing activities	(210,471)	(353,906)
Cash flows from financing activities:
Payments on Senior Credit Facilities	(633,134)	(241,354)
Proceeds from Senior Credit Facilities	617,710	212,223
Payments on commercial paper	(4,677,277)	(8,547,107)
Proceeds from commercial paper	4,113,408	8,392,082
Proceeds from Senior Notes issuance	1,062,240	—
Repayments on Senior Notes	(326,904)	—
Proceeds from Term Loan Facility	500,000	—
Repayment on Term Loan Facility	(500,000)	—
Payments of other debt and financing costs	(2,291)	(571)
Debt issuance costs	(11,896)	—
Purchase of Mohawk common stock	(68,640)	(8,963)
Change in outstanding checks in excess of cash	(6,831)	(7,036)
Shares redeemed for taxes	(3,417)	(4,711)
Proceeds from stock transactions	1	1
Net cash (used in) provided by financing activities	62,969	(205,436)
Effect of exchange rate changes on cash and cash equivalents	(13,066)	2,061
Net change in cash and cash equivalents	602,927	9,046
Cash and cash equivalents, beginning of period	134,785	119,050
Cash and cash equivalents, end of period	$737,712	128,096

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

COVID-19 Pandemic

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

Hedges of Net Investments in Non-U.S. Operations

The Company has numerous investments outside the United States. The net assets of these subsidiaries are exposed to changes and volatility in currency exchange rates. The Company uses foreign currency denominated debt to hedge its non-U.S. net investments against adverse movements in exchange rates. The gains and losses on the Company’s net investments in its non-U.S. operations are economically offset by losses and gains on its foreign currency borrowings. The Company designated its €500,000 2.00% Senior Notes borrowing as a net investment hedge of a portion of its European operations. For the six months ended June 27, 2020 and June 29, 2019, the change in the U.S. dollar value of the Company’s euro denominated debt was an increase of $942 ($716 net of taxes) and a decrease of $3,578 ($2,718 net of taxes), respectively, which is recorded in the foreign currency translation adjustment component of accumulated other comprehensive income or (loss). The change in the U.S. dollar value of the Company’s debt partially offsets the euro-to-dollar translation of the Company’s net investment in its European operations.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

2. Acquisitions

2019 Acquisitions

During 2019, the Company acquired two hard surface flooring distribution companies based in the Netherlands and Czech Republic for $76,237, resulted in allocations of goodwill of $38,366 and intangible assets subject to amortization of $12,789. The results have been included in the Flooring ROW segment and are not material to the Company’s consolidated results of operations.

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

Contract liabilities

The Company historically records contract liabilities when it receives payment prior to fulfilling a performance obligation. Contract liabilities related to revenues are recorded in accounts payable and accrued expenses on the accompanying condensed consolidating balance sheets. The Company had contract liabilities of $35,932 and $34,959 as of June 27, 2020 and December 31, 2019, respectively.

Performance obligations

Substantially all of the Company’s revenue is recognized at a point in time when the product is either shipped or received from the Company’s facilities and control of the product is transferred to the customer.  Accordingly, in any period, the Company does not recognize a significant amount of revenue from performance obligations satisfied or partially satisfied in prior periods and the amount of such revenue recognized during the three and six months ended June 27, 2020 was immaterial.

Costs to obtain a contract

The Company historically incurs certain incremental costs to obtain revenue contracts. These costs relate to marketing display structures and are capitalized when the amortization period is greater than one year, with the amount recorded in other assets on the accompanying condensed consolidated balance sheets. Capitalized costs to obtain contracts were $62,196 and $69,039 as of June 27, 2020 and December 31, 2019, respectively. Amortization expense recognized during the six months ended June 27, 2020 related to these capitalized costs was $34,754.

Practical expedients and policy elections

The Company elected the following practical expedients and policy elections:

•Incremental costs of obtaining a contract is recorded as an expense when incurred in selling, general and administrative expenses if the amortization period is less than one year.
•Shipping and handling activities performed after control has been transferred is accounted for as a fulfillment cost in cost of sales.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Revenue disaggregation

The following table presents the Company’s segment revenues disaggregated by the geographical market location of customer sales and product categories for the three months ended June 27, 2020 and June 29, 2019:

June 27, 2020	Global Ceramic segment	Flooring NA segment	Flooring ROW segment	Total
Geographical Markets
United States	$472,538	777,778	376	1,250,692
Europe	146,647	842	352,356	499,845
Russia	55,216	—	22,234	77,450
Other	78,934	21,468	121,411	221,813
	$753,335	800,088	496,377	2,049,800

Product Categories
Ceramic & Stone	$751,735	7,403	—	759,138
Carpet & Resilient	1,600	615,754	163,279	780,633
Laminate & Wood	—	176,931	165,467	342,398
Other(1)	—	—	167,631	167,631
	$753,335	800,088	496,377	2,049,800

June 29, 2019	Global Ceramic segment	Flooring NA segment	Flooring ROW segment	Total
Geographical Markets
United States	$554,509	946,086	709	1,501,304
Europe	205,205	2,164	475,761	683,130
Russia	67,792	22	27,087	94,901
Other	130,525	35,167	139,458	305,150
	$958,031	983,439	643,015	2,584,485

Product Categories
Ceramic & Stone	$958,031	13,915	—	971,946
Carpet & Resilient	—	808,402	201,519	1,009,921
Laminate & Wood	—	161,122	215,058	376,180
Other(1)	—	—	226,438	226,438
	$958,031	983,439	643,015	2,584,485

(1) Other includes roofing elements, insulation boards, chipboards and IP contracts.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents the Company’s segment revenues disaggregated by the geographical market location of customer sales and product categories for the six months ended June 27, 2020 and June 29, 2019:

June 27, 2020	Global Ceramic segment	Flooring NA segment	Flooring ROW segment	Total
Geographical Markets
United States	$977,643	1,588,226	1,083	2,566,952
Europe	316,182	3,478	792,851	1,112,511
Russia	115,024	—	48,560	163,584
Other	192,936	56,714	242,866	492,516
	$1,601,785	1,648,418	1,085,360	4,335,563

Product Categories
Ceramic & Stone	$1,600,185	17,768	—	1,617,953
Carpet & Resilient	1,600	1,299,469	354,574	1,655,643
Laminate & Wood	—	331,181	364,276	695,457
Other (1)	—	—	366,510	366,510
	$1,601,785	1,648,418	1,085,360	4,335,563

June 29, 2019	Global Ceramic segment	Flooring NA segment	Flooring ROW segment	Total
Geographical Markets
United States	$1,096,335	1,829,328	777	2,926,440
Europe	384,515	4,001	945,678	1,334,194
Russia	119,707	52	50,701	170,460
Other	255,826	72,038	268,017	595,881
	$1,856,383	1,905,419	1,265,173	5,026,975

Product Categories
Ceramic & Stone	$1,856,383	28,358	—	1,884,741
Carpet & Resilient	—	1,543,826	392,448	1,936,274
Laminate & Wood	—	333,235	425,259	758,494
Other (1)	—	—	447,466	447,466
	$1,856,383	1,905,419	1,265,173	5,026,975

(1) Other includes roofing elements, insulation boards, chipboards and IP contracts.

4. Restructuring, acquisition and integration-related costs

The Company incurs costs in connection with acquiring, integrating and restructuring acquisitions and in connection with its global cost-reduction/productivity initiatives. For example:

•In connection with acquisition activity, the Company typically incurs costs associated with executing the transactions, integrating the acquired operations (which may include expenditures for consulting and the integration of systems and processes), and restructuring the combined company (which may include charges related to employees, assets and activities that will not continue in the combined company); and

•In connection with the Company’s cost-reduction/productivity initiatives, it typically incurs costs and charges associated with site closings and other facility rationalization actions and workforce reductions.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Restructuring, acquisition transaction and integration-related costs consisted of the following during the three and six months ended June 27, 2020 and June 29, 2019:

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Cost of sales
Restructuring costs(1)	$49,500	4,379	60,672	35,913
Acquisition integration-related costs	543	1,488	1,153	2,556
Restructuring and acquisition integration-related costs	$50,043	5,867	61,825	38,469

Selling, general and administrative expenses
Restructuring costs(1)	$12,540	443	13,077	1,845
Acquisition transaction-related costs	6	637	(210)	917
Acquisition integration-related costs	990	1,988	1,565	3,407
Restructuring, acquisition transaction and integration-related costs	$13,536	3,068	14,432	6,169
(1) The restructuring costs for 2020 and 2019 primarily relate to the Company’s actions taken to lower its cost structure and improve efficiencies of manufacturing and distribution operations as well as actions related to the Company’s recent acquisitions. The Company currently estimates that it will incur additional restructuring costs of approximately $70,000 primarily related to asset write-downs in its Flooring North America and Global Ceramic segments, which are expected to be substantially concluded in 2020.

The restructuring activity for the six months ended June 27, 2020 is as follows:

	Lease impairments	Asset write-downs	Severance	Other restructuring costs	Total
Balance as of December 31, 2019	$21	—	4,122	116	4,259
Provision - Global Ceramic segment	—	4,625	11,953	305	16,883
Provision - Flooring NA segment	—	26,332	4,982	5,681	36,995
Provision - Flooring ROW segment	—	8,898	7,638	2,076	18,612
Provision - Corporate	—	—	1,259	—	1,259
Cash payments	(16)	—	(5,617)	(5,726)	(11,359)
Non-cash items	—	(39,855)	(151)	(1,989)	(41,995)
Balance as of June 27, 2020	$5	—	24,186	463	24,654

The Company expects the remaining severance and other restructuring costs to be paid over the next 12 months.

5. Receivables, net

Receivables, net are as follows:

	At June 27, 2020	At December 31, 2019
Customers, trade	$1,563,110	1,491,592
Income tax receivable	9,500	8,428
Other	92,660	88,520
	1,665,270	1,588,540
Less: allowance for discounts, claims and doubtful accounts(1)	78,872	61,921
Receivables, net	$1,586,398	1,526,619

(1) The Company adopted the new standard, ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, on January 1, 2020 using a modified retrospective transition approach, with the cumulative impact being immaterial to the financial statements.

See Note 3 - Revenue from Contracts with Customers for descriptions of estimates of allowance for discount claims and doubtful accounts.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Inventories

The components of inventories are as follows:

	At June 27, 2020	At December 31, 2019
Finished goods	$1,377,173	1,610,742
Work in process	117,588	144,639
Raw materials	427,287	526,947
Total inventories	$1,922,048	2,282,328

Inventories are stated at the lower of cost or market (net realizable value). Cost has been determined using the first-in first-out method (“FIFO”). Costs included in inventory include raw materials, direct and indirect labor and employee benefits, depreciation, general manufacturing overhead and various other costs of manufacturing. Market, with respect to all inventories, is replacement cost or net realizable value. Inventories on hand are compared against anticipated future usage, which is a function of historical usage, anticipated future selling price, expected sales below cost, excessive quantities and an evaluation for obsolescence. Actual results could differ from assumptions used to value obsolete inventory, excessive inventory or inventory expected to be sold below cost.

7. Goodwill and intangible assets

The components of goodwill and other intangible assets are as follows:

Goodwill:

	Global Ceramic segment	Flooring NA segment	Flooring ROW segment	Total
Balance as of December 31, 2019
Goodwill	$1,583,576	874,198	1,439,678	3,897,452
Accumulated impairment losses	(531,930)	(343,054)	(452,441)	(1,327,425)
	1,051,646	531,144	987,237	2,570,027

Goodwill recognized during the period	—	—	(9,642)	(9,642)
Currency translation during the period	(16,538)	—	(1,941)	(18,479)

Balance as of June 27, 2020
Goodwill	1,567,038	874,198	1,428,095	3,869,331
Accumulated impairment losses	(531,930)	(343,054)	(452,441)	(1,327,425)
	$1,035,108	531,144	975,654	2,541,906

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Intangible assets not subject to amortization:

Tradenames
Balance as of December 31, 2019	$702,732
Currency translation during the period	(13,508)
Balance as of June 27, 2020	$689,224

Intangible assets subject to amortization:

Gross carrying amounts:	Customer relationships	Patents	Other	Total
Balance as of December 31, 2019	$645,206	249,100	6,631	900,937
Intangible assets recognized during the period	12,789	—	—	12,789
Currency translation during the period	(3,214)	419	(195)	(2,990)
Balance as of June 27, 2020	$654,781	249,519	6,436	910,736

Accumulated amortization:	Customer relationships	Patents	Other	Total
Balance as of December 31, 2019	$426,765	246,872	1,153	674,790
Amortization during the period	12,774	1,037	45	13,856
Currency translation during the period	46	434	(4)	476
Balance as of June 27, 2020	$439,585	248,343	1,194	689,122

Intangible assets subject to amortization, net	$215,196	1,176	5,242	221,614

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Amortization expense	$6,980	6,955	13,856	13,684

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

As a result of the recent economic impact from COVID-19, the Company performed a qualitative assessment of whether the fair value of any of its reporting units or indefinite-lived intangible assets was more likely than not less than its carrying amount at March 28, 2020. The Company concluded neither goodwill nor any of its indefinite-lived intangible assets were impaired at March 28, 2020. There were no factors or changes in circumstances to indicate a change to this assessment was required during the three months ended June 27, 2020.  However, while we have concluded that neither goodwill nor any of its indefinite-lived intangible assets were impaired during the quarter ended June 27, 2020, a prolonged pandemic could impact the Company’s assumptions utilized in the determination of the estimated fair values of the Company’s reporting units and indefinite-lived intangible assets significantly enough to trigger an impairment.  Hence, the Company continues to monitor the economic impact of COVID-19 and may be required to reassess impairment of goodwill or indefinite-lived intangible assets in future interim periods.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Accounts payable and accrued expenses

Accounts payable and accrued expenses are as follows:

	At June 27, 2020	At December 31, 2019
Outstanding checks in excess of cash	$3,093	9,924
Accounts payable, trade	845,257	824,956
Accrued expenses	471,247	461,035
Product warranties	53,769	49,184
Accrued interest	17,745	21,050
Accrued compensation and benefits	227,473	192,991
Total accounts payable and accrued expenses	$1,618,584	1,559,140

9. Accumulated other comprehensive income (loss)

The changes in accumulated other comprehensive income (loss) by component, for the six months ended June 27, 2020 are as follows:

	Foreign currency translation adjustments	Pensions, net of tax	Total
Balance as of December 31, 2019	$(753,108)	(12,716)	(765,824)
Current period other comprehensive income (loss)	(201,046)	94	(200,952)
Balance as of June 27, 2020	$(954,154)	(12,622)	(966,776)

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

The Company determines if a contract is or contains a lease at inception. The Company has operating and finance leases for service centers, warehouses, showrooms, and machinery and equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company enters into lease contracts ranging from 1 to 60 years with a majority of the Company’s lease terms ranging from 1 to 10 years.

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

We rent or sublease certain real estate to third parties. Our sublease portfolio consists mainly of operating leases.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The components of lease costs for the three months ended June 27, 2020 and June 29, 2019 are as follows:

	Three Months Ended June 27, 2020			Three Months Ended June 29, 2019
	Cost of Goods Sold	Selling, General and Administrative	Total	Cost of Goods Sold	Selling, General and Administrative	Total
Operating lease costs
Fixed	$5,888	25,830	31,718	8,169	22,807	30,976
Short-term	2,497	3,880	6,377	1,552	3,577	5,129
Variable	2,121	7,294	9,415	2,093	9,348	11,441
Sub-leases	(121)	(127)	(248)	(41)	(151)	(192)
	$10,385	36,877	47,262	11,773	35,581	47,354

	Three Months Ended June 27, 2020			Three Months Ended June 29, 2019
	Depreciation and Amortization	Interest	Total	Depreciation and Amortization	Interest	Total
Finance lease costs
Amortization of leased assets	$1,476	—	1,476	392	—	392
Interest on lease liabilities	—	154	154	—	58	58
	$1,476	154	1,630	392	58	450
Net lease costs			$48,892			47,804

The components of lease costs for the six months ended June 27, 2020 and June 29, 2019 are as follows:

	Six Months Ended June 27, 2020			Six Months Ended June 29, 2019
	Cost of Goods Sold	Selling, General and Administrative	Total	Cost of Goods Sold	Selling, General and Administrative	Total
Operating lease costs
Fixed	$13,289	50,643	63,932	15,857	47,262	63,119
Short-term	5,138	7,685	12,823	2,991	6,486	9,477
Variable	4,390	15,420	19,810	4,371	14,548	18,919
Sub-leases	(218)	(268)	(486)	(125)	(284)	(409)
	$22,599	73,480	96,079	23,094	68,012	91,106

	Six Months Ended June 27, 2020			Six Months Ended June 29, 2019
	Depreciation and Amortization	Interest	Total	Depreciation and Amortization	Interest	Total
Finance lease costs
Amortization of leased assets	$2,730	—	2,730	824	—	824
Interest on lease liabilities	—	303	303	—	89	89
	$2,730	303	3,033	824	89	913
Net lease costs			$99,112			92,019

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Supplemental balance sheet information related to leases is as follows:

	Classification	At June 27, 2020	At December 31, 2019
Assets
Operating Leases
Right of use operating lease assets	Right of use operating lease assets	$318,047	323,003
Finance Leases
Property, plant and equipment, gross	Property, plant and equipment	40,346	35,271
Accumulated depreciation	Accumulated depreciation	(8,358)	(5,664)
Property, plant and equipment, net	Property, plant and equipment, net	31,988	29,607
Total lease assets		$350,035	352,610

Liabilities
Operating Leases
Other current	Current operating lease liabilities	$118,296	101,945
Non-current	Non-current operating lease liabilities	226,555	228,155
Total operating liabilities		344,851	330,100
Finance Leases
Short-term debt	Short-term debt and current portion of long-term debt	5,714	4,835
Long-term debt	Long-term debt, less current portion	27,064	25,214
Total finance liabilities		32,778	30,049
Total lease liabilities		$377,629	360,149

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Maturities of lease liabilities are as follows:

Year ending December 31,	Finance Leases	Operating Leases	Total
2020 (excluding the six months ended June 27, 2020)	$3,164	73,856	77,020
2021	5,984	103,633	109,617
2022	5,641	76,115	81,756
2023	4,951	46,717	51,668
2024	3,548	28,461	32,009
Thereafter	12,184	44,124	56,308
Total lease payments	35,472	372,906	408,378
Less imputed interest	2,694	28,055
Present value, Total	$32,778	344,851

The Company had approximately $5,592 of leases that commenced after June 27, 2020 that created rights and obligations to the Company. These leases are not included in the above maturity schedule.

For additional information regarding the Company’s Commitments and Contingencies as of December 31, 2019 as disclosed for finance and operating leases, see Note 15 in its 2019 Annual Report filed on Form 10-K.

Lease term and discount rate are as follows:

	At June 27, 2020	At December 31, 2019
Weighted Average Remaining Lease Term
Operating Leases	4.35 years	4.27 years
Finance Leases	7.75 years	8.44 years

Weighted Average Discount Rate
Operating Leases	3.1%	3.3%
Finance Leases	1.5%	1.4%

Supplemental cash flow information related to leases was as follows:

	Six Months Ended
	June 27, 2020	June 29, 2019
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$61,535	63,910
Operating cash flows from finance leases	230	26
Financing cash flows from finance leases	2,819	732
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	50,270	90,091
Finance leases	3,675	195
Amortization:
Amortization of right of use operating lease assets(1)	60,324	56,950

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

The Company granted no restricted stock units ("RSUs") for the three months ended June 27, 2020. The Company granted 188 restricted stock units ("RSUs") at a weighted average grant-date fair value of $120.94 per unit for the six months ended June 27, 2020. The Company granted 18 RSUs at a weighted average grant-date fair value of $133.45 per unit for the three months ended June 29, 2019. The Company granted 187 RSUs at a weighted average grant-date fair value of $137.30 per unit for the six months ended June 29, 2019. The Company recognized stock-based compensation costs related to the issuance of RSUs of $4,634 ($3,429 net of taxes) and $5,788 ($4,283 net of taxes) for the three months ended June 27, 2020 and June 29, 2019, respectively, which has been allocated to cost of sales and selling, general and administrative expenses. The Company recognized stock-based compensation costs related to the issuance of RSUs of $9,676 ($7,160 net of taxes) and $11,577 ($8,567 net of taxes) for the six months ended June 27, 2020 and June 29, 2019, respectively, which has been allocated to cost of sales and selling, general and administrative expenses. Pre-tax unrecognized compensation expense for unvested RSUs granted to employees, net of estimated forfeitures, was $17,815 as of June 27, 2020, and will be recognized as expense over a weighted-average period of approximately 2.04. The Company did not recognize any stock-based compensation costs related to stock options for the six months ended June 27, 2020 and June 29, 2019, respectively.

12. Other expense (income), net

Other expense (income), net is as follows:

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Foreign currency losses (gains), net	$(2,369)	2,088	5,239	978
Impairment of joint venture in Brazil	3,599	—	3,599	—
All other, net	(193)	(5,136)	(2,122)	(7,762)
Total other expense (income), net	$1,037	(3,048)	6,716	(6,784)

13. Income Taxes

For the quarter ended June 27, 2020, the Company is now able to reasonably estimate its annual effective rate because it has six months of actual pre-tax income, therefore the Company has recorded taxes using this approach. For the quarter ended June 27, 2020, the Company recorded an income tax benefit of $26,363 on losses before income taxes of $74,951 for an effective tax rate of 35.2%, as compared to an income tax expense of $56,733 on earnings before income taxes of $259,387, for an effective tax rate of 21.9% for the quarter ended June 29, 2019. For the six months ended June 27, 2020, the Company recorded income tax expense of $304 on earnings before income taxes of $62,181 for an effective tax rate of less than 1%, as compared to income tax expense of $93,751 on earnings before income taxes of $417,980, for an effective tax rate of 22.4% for the six months ended June 29, 2019. The difference in the effective tax rates for the comparative periods was caused by the geographical dispersion of profits and losses and the impact of COVID-19 in Q2 2020.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
14. Stockholders’ Equity

The following tables reflect the changes in stockholders’ equity for the three months ended June 27, 2020 and June 29, 2019 (in thousands).

	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount				Shares	Amount

March 28, 2020	78,531	$785	$1,870,003	$7,274,085	$(1,087,852)	(7,346)	$(215,653)	$6,275	$7,847,643
Shares issued under employee and director stock plans	10	—	(15)	—	—	—	5	—	(10)
Stock-based compensation expense	—	—	4,635	—	—	—	—	—	4,635
Repurchases of common stock	—	—	—	—	—	—	—	—	—
Noncontrolling earnings (loss)	—	—	—	—	—	—	—	(331)	(331)
Currency translation adjustment on non-controlling interests	—	—	—	—	—	—	—	108	108
Currency translation adjustment	—	—	—	—	121,083	—	—	—	121,083
Prior pension and post-retirement benefit service cost and actuarial gain (loss)	—	—	—	—	(7)	—	—	—	(7)
CECL adoption	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	(48,257)	—	—	—	—	(48,257)
June 27, 2020	78,541	$785	$1,874,623	$7,225,828	$(966,776)	(7,346)	$(215,648)	$6,052	$7,924,864

	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount				Shares	Amount

March 30, 2019	79,771	$798	$1,853,484	$6,709,782	$(777,547)	(7,349)	$(215,716)	$6,244	$7,577,045
Shares issued under employee and director stock plans	7	—	(24)	—	—	1	4	—	(20)
Stock-based compensation expense	—	—	5,788	—	—	—	—	—	5,788
Repurchases of common stock	(66)	(1)	—	(8,962)	—	—	—	—	(8,963)
Noncontrolling earnings	—	—	—	—	—	—	—	214	214
Currency translation adjustment on non-controlling interests	—	—	—	—	—	—	—	60	60
Currency translation adjustment	—	—	—	—	45,067	—	—	—	45,067
Prior pension and post-retirement benefit service cost and actuarial gain (loss)	—	—	—	—	(41)	—	—	—	(41)
Net income	—	—	—	202,441	—	—	—	—	202,441
June 29, 2019	79,712	$797	$1,859,248	$6,903,261	$(732,521)	(7,348)	$(215,712)	$6,518	$7,821,591

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables reflect the changes in stockholders’ equity for the six months ended June 27, 2020 and June 29, 2019 (in thousands).

	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount				Shares	Amount

January 1, 2020	78,980	$790	$1,868,250	$7,232,337	$(765,824)	(7,348)	$(215,712)	$6,607	$8,126,448
Shares issued under employee and director stock plans	140	1	(3,303)	—	—	2	64	—	(3,238)
Stock-based compensation expense	—	—	9,676	—	—	—	—	—	9,676
Repurchases of common stock	(579)	(6)	—	(68,635)	—	—	—	—	(68,641)
Noncontrolling earnings (loss)	—	—	—	—	—	—	—	(380)	(380)
Currency translation adjustment on non-controlling interests	—	—	—	—	—	—	—	(175)	(175)
Currency translation adjustment	—	—	—	—	(201,046)	—	—	—	(201,046)
Prior pension and post-retirement benefit service cost and actuarial gain (loss)	—	—	—	—	94	—	—	—	94
CECL adoption	—	—	—	(131)	—	—	—	—	(131)
Net income	—	—	—	62,257	—	—	—	—	62,257
June 27, 2020	78,541	$785	$1,874,623	$7,225,828	$(966,776)	(7,346)	$(215,648)	$6,052	$7,924,864

	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount				Shares	Amount

January 1, 2019	79,656	$797	$1,852,173	$6,588,197	$(791,608)	(7,349)	$(215,745)	$6,245	$7,440,059
Shares issued under employee and director stock plans	122	1	(4,502)	—	—	1	33	—	(4,468)
Stock-based compensation expense	—	—	11,577	—	—	—	—	—	11,577
Repurchases of common stock	(66)	(1)	—	(8,962)	—	—	—	—	(8,963)
Noncontrolling earnings	—	—	—	—	—	—	—	204	204
Currency translation adjustment on non-controlling interests	—	—	—	—	—	—	—	69	69
Currency translation adjustment	—	—		—	59,020	—	—	—	59,020
Prior pension and post-retirement benefit service cost and actuarial gain (loss)	—	—	—	—	67	—	—	—	67
Net income	—	—	—	324,026	—	—	—	—	324,026
June 29, 2019	79,712	$797	$1,859,248	$6,903,261	$(732,521)	(7,348)	$(215,712)	$6,518	$7,821,591

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
15. Earnings (loss) per share

Basic earnings (loss) per common share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per common share assumes the exercise of outstanding stock options and the vesting of RSUs using the treasury stock method when the effects of such assumptions are dilutive. A reconciliation of net earnings (loss) available to common stockholders and weighted-average common shares outstanding for purposes of calculating basic and diluted earnings (loss) per share is as follows:

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net earnings (loss) attributable to Mohawk Industries, Inc.	$(48,257)	202,441	62,257	324,026

Weighted-average common shares outstanding-basic and diluted:
Weighted-average common shares outstanding—basic	71,186	72,402	71,364	71,970
Add weighted-average dilutive potential common shares—options to purchase common shares and RSUs, net(1)	—	278	183	280
Weighted-average common shares outstanding-diluted	71,186	72,680	71,547	72,250

Earnings (loss) per share attributable to Mohawk Industries, Inc.
Basic	$(0.68)	2.80	0.87	4.50
Diluted	$(0.68)	2.79	0.87	4.48

(1) Due to the anti-dilutive effect resulting from the reported net loss, an incremental 167 of potentially dilutive securities were omitted from the calculation of weighted-average common shares outstanding for the three months ended June 27, 2020. The impact of these potentially dilutive securities was included in the calculation of weighted-average common shares outstanding for diluted earnings per share for the six months ended June 27, 2020.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Segment information is as follows:

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net sales:
Global Ceramic segment	$753,335	958,031	1,601,785	1,856,383
Flooring NA segment	800,088	983,439	1,648,418	1,905,419
Flooring ROW segment	496,377	643,015	1,085,360	1,265,173
Total	$2,049,800	2,584,485	4,335,563	5,026,975

Operating income (loss)(1):
Global Ceramic segment	$(33,809)	117,036	14,168	200,266
Flooring NA segment	(45,484)	62,047	(9,278)	65,242
Flooring ROW segment	29,478	100,093	105,294	189,083
Corporate and intersegment eliminations	(11,143)	(12,316)	(19,660)	(22,401)
Total	$(60,958)	266,860	90,524	432,190

(1)During the second quarter of 2020, the Company revised the methodology it uses to estimate and allocate corporate general and administrative expenses to its operating segments to better align usage of corporate resources allocated to the Company segments. The updated allocation methodology had no impact on the Company’s consolidated statements of operations. This change was applied retrospectively, and segment operating income for all comparative periods has been updated to reflect this change.

	At June 27, 2020	At December 31, 2019
Assets:
Global Ceramic segment	$5,112,084	5,419,896
Flooring NA segment	3,682,638	3,823,654
Flooring ROW segment	3,770,581	3,925,246
Corporate and intersegment eliminations	804,101	217,884
Total	$13,369,404	13,386,680

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

Putative Securities Class Action

On January 3, 2020, the Company and certain of its executive officers were named as defendants in a putative shareholder class action lawsuit filed in the United States District Court for the Northern District of Georgia (the "Securities Class Action"). The complaint alleges that defendants violated the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making materially false and misleading statements and that the officers are control persons under Section 20(a) of the Securities Exchange Act of 1934. The complaint is filed on behalf of shareholders who purchased shares of the Company’s common stock between April 28, 2017 and July 25, 2019 (“Class Period”). On June 29, 2020, an amended complaint was filed in the Securities Class Action against Mohawk and its CEO Jeff Lorberbaum, based on the same claims and the same Class Period. The amended complaint alleges that the Company (1) engaged in fabricating revenues by attempting delivery to customers that were closed and recognizing these attempts as sales; (2) overproduced product to report higher operating margins and maintained significant inventory that was not salable; and (3) valued certain inventory improperly or improperly delivered inventory with knowledge that it was defective and customers would return it. The Company intends to vigorously defend against the claims.

Government Subpoenas

On June 25, 2020, the Company received subpoenas issued by the U.S. Attorney’s Office for the Northern District of Georgia and the U.S. Securities and Exchange Commission on topics similar to those raised by the amended complaint in the Securities Class Action (the “Government Subpoenas”). Following the receipt of the Government Subpoenas and the amended complaint in the Securities Class Action, the Audit Committee of the Board of Directors (the “Audit Committee”), began an internal investigation into the matter. As of August 4, 2020, the Audit Committee, assisted by outside legal counsel and forensic accountants, has substantially completed its investigation. The Company has been responsive to the ongoing subpoenas and other document requests and will continue to cooperate fully with the governmental inquiries.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Delaware State Court Action

The Company and certain of its present and former executive officers were named as defendants in a putative state securities class action lawsuit filed in the Superior Court of the State of Delaware on January 30, 2020. The complaint alleges that defendants violated Sections 11 and 12 of the Securities Act of 1933. The complaint is filed on behalf of shareholders who purchased shares of the Company’s common stock in Mohawk Industries Retirement Plan 1 and Mohawk Industries Retirement Plan 2 between April 27, 2017 and July 25, 2019. On March 27, 2020, the Court granted a temporary stay of the litigation pending the earlier of either the close of fact discovery or the deadline to appeal the dismissal of the related Securities Class Action pending in the United States District Court for the Northern District of Georgia.  The stay may be lifted according to the terms set forth in the Court’s Order to Stay Litigation. The Company intends to vigorously defend against the claims.

Derivative Action

The Company and certain of its executive officers and directors were named as defendants in a derivative action filed in the United States District Court for the Northern District of Georgia on May 18, 2020. The complaint alleges that defendants breached their fiduciary duties to the Company by causing the Company to issue materially false and misleading statements. The complaint is filed on behalf of the Company and seeks to remedy fiduciary duty breaches occurring from April 28, 2017 – July 25, 2019. On July 20, 2020, the Court granted a temporary stay of the litigation pending the earlier of either the Securities Class Action defendants filing an answer to the operative complaint or the deadline to appeal the dismissal of the Securities Class Action. The stay may be lifted according to the terms set forth in the Court’s Order to Stay Litigation. The Company intends to vigorously defend against the claims.

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

In January 2020, the Belgian tax authority canceled the tax assessments for the years ending December 31, 2011 through 2017, inclusively. On March 10, 2020, a new notice of change was received for the year ending December 31, 2016 against which the Company has filed a protest on April 10, 2020. The new notice applies a new theory retroactively but does not yet quantify the amount of any proposed assessment.

The Company continues to disagree with the views of the Belgian tax authority on all matters referenced above and will persist in its vigorous defense. Nevertheless, on May 24, 2016, the tax collector representing the Belgian tax authorities imposed a lien on the Company’s properties in Wielsbeke (Ooigemstraat and Breestraat), Oostrozebeke (Ingelmunstersteenweg) and Desselgem (Waregemstraat) included in the Flooring ROW segment. The purpose of the lien is to provide security for payment should the Belgian tax authority prevail on its appeal. The lien does not interfere with the Company’s operations at these properties.

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

18. Debt

Senior Credit Facility

On October 18, 2019, the Company amended and restated its $1,800,000 senior credit facility, extending the maturity from March 26, 2022 to October 18, 2024 (as amended and restated, the “Senior Credit Facility”). The Senior Credit Facility marginally reduced the commitment fee and modified certain negative covenants to provide the Company with additional flexibility, including flexibility to make acquisitions and incur additional indebtedness. The restatement also renewed the Company’s option to extend the maturity of the Senior Credit Facility up to two times for an additional one-year period each.

At the Company’s election, revolving loans under the Senior Credit Facility bear interest at annual rates equal to either (a) LIBOR for 1, 2, 3 or 6 month periods, as selected by the Company, plus an applicable margin ranging between 1.00% and 1.75% (1.125% as of June 27, 2020), or (b) the higher of the Wells Fargo Bank, National Association prime rate, the Federal Funds rate plus 0.5%, or the Eurocurrency Rate (as defined in the Senior Credit Facility) rate plus 1.0%, plus an applicable margin ranging between 0.00% and 0.75% (0.125% as of June 27, 2020). The Company also pays a commitment fee to the lenders under the Senior Credit Facility on the average amount by which the aggregate commitments of the lenders exceed utilization of the Senior Credit Facility ranging from 0.09% to 0.20% per annum (0.11% as of June 27, 2020). The applicable margins and the commitment fee are determined based on whichever of the Company’s Consolidated Net Leverage Ratio or its senior unsecured debt rating (or if not available, corporate family rating) results in the lower applicable margins and commitment fee (with applicable margins and the commitment fee increasing as that ratio increases or those ratings decline, as applicable).

The obligations of the Company and its subsidiaries in respect of the Senior Credit Facility are unsecured.

The Senior Credit Facility includes certain affirmative and negative covenants that impose restrictions on the Company’s financial and business operations, including limitations on liens, subsidiary indebtedness, fundamental changes, asset dispositions, dividends and other similar restricted payments, transactions with affiliates, future negative pledges, and changes in the nature of the Company’s business. The limitations contain customary exceptions or, in certain cases, do not apply as long as the Company is in compliance with the financial ratio requirements and is not otherwise in default. The Senior Credit Facility originally required the Company to maintain a Consolidated Interest Coverage Ratio of at least 3.00 to 1.00 and a Consolidated Net Leverage Ratio of no more than 3.75 to 1.00, each as of the last day of any fiscal quarter. However, on May 7, 2020 the Company amended the Senior Credit Facility to temporarily increase the minimum Consolidated Net Leverage Ratio to 4.75 to 1.00 and to increase the amount of certain adjustments to Net Income that are permitted to calculate the ratio. The relief provided by the amendment will be in effect for the fiscal quarters ending on September 26, 2020 through (and including) the fiscal quarter ending December 31, 2021.

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

As of June 27, 2020, amounts utilized under the Senior Credit Facility included zero borrowings and $22,787 of standby letters of credit related to various insurance contracts and foreign vendor commitments. The outstanding borrowings of $129,635 under the Company’s U.S. and European commercial paper programs as of June 27, 2020 reduce the availability of the Senior Credit Facility. Including commercial paper borrowings, the Company has utilized $152,422 under the Senior Credit Facility resulting in a total of $1,647,578 available as of June 27, 2020.

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

The proceeds from the issuance of commercial paper notes will be available for general corporate purposes. As of June 27, 2020, there was $56,700 outstanding under the U.S. commercial paper program, and the euro equivalent of $72,935 under the European program. The weighted-average interest rate and maturity period for the U.S. program were 0.41% and 30 days, respectively. The weighted-average interest rate and maturity period for the European program were 0.27% and 7.9 days, respectively. The COVID-19 crisis has recently impacted the commercial paper markets, both in the US and Europe, resulting in volatility in relation to supply and pricing. As stated previously, the Company’s commercial paper programs are backstopped by the Senior Credit Facility, which allows the Company to mitigate market disruptions using direct borrowings from the Senior Credit Facility.

Senior Notes

On June 12, 2020, Mohawk Capital Finance S.A. ("Mohawk Finance"), an indirect wholly-owned finance subsidiary of the Company, completed the issuance and sale of €500,000 aggregate principal amount of 1.750% Senior Notes (“1.750% Senior Notes”) due June 12, 2027. The 1.750% Senior Notes are senior unsecured obligations of Mohawk Finance and rank pari passu with all of Mohawk Finance's other existing and future senior unsecured indebtedness. The 1.750% Senior Notes are fully, unconditionally and irrevocably guaranteed by the Company on a senior unsecured basis. Interest on the 1.750% Senior Notes is payable annually in cash on June 12 of each year, commencing on June 12, 2021. The Company paid financing costs of $4,855 in connection with the 1.750% Senior Notes. These costs were deferred and are being amortized over the term of the 1.750% Senior Notes.

On May 14, 2020, the Company completed the issuance and sale of $500,000 aggregate principal amount of 3.625% Senior Notes (“3.625% Senior Notes”) due May 15, 2030. The 3.625% Senior Notes are senior unsecured obligations of the Company and rank pari passu with all of the Company’s existing and future unsecured indebtedness. Interest on the 3.625% Senior Notes is payable semi-annually in cash on May 15 and November 15 of each year, commencing on November 15, 2020. The Company paid financing costs of $5,550 in connection with the 3.625% Senior Notes. These costs were deferred and are being amortized over the term of the 3.625% Senior Notes.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

On May 18, 2018, Mohawk Finance completed the issuance and sale of €300,000 aggregate principal amount of its Floating Rate Notes due May 18, 2020 (“2020 Floating Rate Notes”). The 2020 Floating Rate Notes were senior unsecured obligations of Mohawk Finance and ranked pari passu with all of Mohawk Finance’s other existing and future senior unsecured indebtedness. The 2020 Floating Rate Notes were fully, unconditionally and irrevocably guaranteed by the Company on a senior unsecured basis. These notes bore interest at a rate per annum, reset quarterly, equal to three-month EURIBOR plus 0.3% (but in no event would the interest rate be less than zero). Interest on the 2020 Floating Rate Notes was payable quarterly on August 18, November 18, February 18, and May 18 of each year. Mohawk Finance paid financing costs of $890 in connection with the 2020 Floating Rate Notes. These costs were deferred and amortized over the term of the 2020 Floating Rate Notes. On May 18, 2020, the Company paid the remaining €300,000 outstanding principal of the 2020 Floating Rate Notes utilizing cash on hand and borrowings under its commercial paper programs.

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

Term Loan

On April 7, 2020, the Company entered into a credit agreement that provided for a $500,000 delayed draw term loan facility (the “Term Loan Facility”). On April 15, 2020, the Company borrowed the full amount on the Term Loan Facility, the proceeds of which could be used for funding working capital and general corporate purposes of the Company. The principal amount of the Term Loan Facility was to be repaid in a single installment on April 6, 2021. The Company could prepay all or a portion of the Term Loan Facility from time to time, plus accrued and unpaid interest. The obligations of the Company and its subsidiaries in respect of the Term Loan Facility were unsecured. The Term Loan Facility was subject to the same affirmative and negative covenants that are applicable to the Senior Credit Facility. The Company recorded financing costs of $1,088 in connection with the Term Loan. On May 15, 2020, the Company prepaid the entire outstanding balance on the Term Loan Facility utilizing cash on hand and proceeds from the 3.625% Senior Notes and associated financing costs were written off in the quarter ending June 27, 2020.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The fair values and carrying values of our debt instruments are detailed as follows:

	At June 27, 2020		At December 31, 2019
	Fair Value	Carrying Value	Fair Value	Carrying Value
1.750% Senior Notes, payable June 12, 2027; interest payable annually	$578,529	561,041	—	—
3.625% Senior Notes, payable May 15, 2030; interest payable semi-annually	546,635	500,000	—	—
3.85% Senior Notes, payable February 1, 2023; interest payable semi-annually	640,398	600,000	627,144	600,000
2.00% Senior Notes, payable January 14, 2022; interest payable annually	572,481	561,041	580,235	560,099
2020 Floating Rate Notes, payable May 18, 2020; interest payable quarterly	—	—	336,066	336,059
2021 Floating Rate Notes, payable September 04, 2021; interest payable quarterly	334,602	336,625	335,965	336,059
U.S. commercial paper	56,700	56,700	317,000	317,000
European commercial paper	72,935	72,935	376,946	376,946
Five-year Senior unsecured Credit Facility, due October 18, 2024	—	—	16,803	16,803
Finance leases and other	32,779	32,779	30,049	30,049
Unamortized debt issuance costs	(12,616)	(12,616)	(3,129)	(3,129)
Total debt	2,822,443	2,708,505	2,617,079	2,569,886
Less current portion of long term debt and commercial paper	135,350	135,350	1,051,498	1,051,498
Long-term debt, less current portion	$2,687,093	2,573,155	1,565,581	1,518,388

The fair values of the Company’s debt instruments were estimated using market observable inputs, including quoted prices in active markets, market indices and interest rate measurements. Within the hierarchy of fair value measurements, these are Level 2 fair values.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Due to its global footprint, Mohawk’s business is sensitive to macroeconomic events in the United States and abroad. The current environment has placed unprecedented demands on the Company's operations as the COVID-19 pandemic has caused disruptions to the Company's markets and facilities around the world. During the quarter all of the Company's businesses were dramatically impacted with most of its customers and facilities operating in a limited capacity or completely shut down at times during the period. While the near-term economic and financial impact of the COVID-19 pandemic is improving, based on current visibility, the Company expects that it will continue to see decreased demand across a number of its markets. During the quarter, the Company initiated actions prompted by the evolving health crisis to enhance future performance including site closings, other facility and product rationalization actions and workforce reductions. We anticipate these global actions will deliver annual savings of approximately $110 to $120 million, with an estimated cost of approximately $170 million.

The Company believes it has the experience and resources necessary to capitalize on opportunities that will arise as employees return to work around the world and macroeconomic conditions improve. The Company also believes it is well positioned with a strong balance sheet and limited debt. The Company recently issued over $1 billion of long term bonds to strengthen its ability to strategically invest and better position Mohawk for the future. Finally, the Company is following the recommendations of local health authorities to minimize exposure risk for its employees, suppliers, customers and other stakeholders. For information on risk factors that could impact our results, please refer to “Risk Factors” in Part II, Item 1A of this Form 10-Q.

On March 27, 2020, in response to the COVID-19 pandemic, the U.S. Congress enacted the Coronavirus Aid, Relief and Economic Security Act, which provides retention related tax credits and certain tax deferrals for employers whose business has been financially impacted by the COVID-19 pandemic. The Company utilized this relief as well as programs of other governments where the Company has significant operations.

For the three months ended June 27, 2020, net loss attributable to the Company was $48.3 million, or diluted (loss) earnings per share (“EPS”) of $(0.68), compared to net earnings attributable to the Company of $202.4 million, or diluted EPS of $2.79 for the three months ended June 29, 2019. Our operations and net earnings for the second quarter were unfavorably affected by disruptions caused by the COVID-19 pandemic, although results improved throughout the quarter.

For the six months ended June 27, 2020, net earnings attributable to the Company were $62.3 million, or diluted EPS of $0.87, compared to net earnings attributable to the Company of $324.0 million, or diluted EPS of $4.48 for the six months ended June 29, 2019. The Company's operations and net earnings for the period were unfavorably affected by disruptions caused by the COVID-19 pandemic. The change in EPS was primarily attributable to the unfavorable net impact of lower volumes, costs due to reducing production, the unfavorable net impact of price and product mix, and higher restructuring, acquisition and integration-related costs that were offset by productivity gains, lower inflation, and lower startup costs.

For the six months ended June 27, 2020, the Company generated $763.5 million of cash from operating activities. As of June 27, 2020, the Company had cash and cash equivalents of $737.7 million, of which $413.0 million was in the United States and $324.7 million was in foreign countries. On May 14, 2020, the Company issued $500.0 million of 3.625% senior notes due May 15, 2030, which the Company used to pay off its delayed draw term loan facility. On June 12, 2020, a subsidiary of the Company issued €500.0 of 1.750% senior notes due June 12, 2027, which the Company has used to strengthen its balance sheet in light of the COVID-19 crisis.

Results of Operations

Quarter Ended June 27, 2020, as compared with Quarter Ended June 29, 2019

Net sales

Our global sales for the second quarter were unfavorably impacted by disruptions related to the COVID-19 pandemic resulting in decreased demand during the quarter. Net sales for the three months ended June 27, 2020 were $2,049.8 million, reflecting a decrease of $534.7 million, or 20.7%, from the $2,584.5 million reported for the three months ended June 29, 2019. The decrease was primarily attributable to lower volumes of approximately $456 million, the unfavorable net impact from foreign exchange rates of approximately $41 million, and unfavorable net impact of price and product mix of approximately $39 million.

Global Ceramic segment—Net sales decreased $204.7 million, or 21.4%, to $753.3 million for the three months ended June 27, 2020, compared to $958.0 million for the three months ended June 29, 2019. The decrease was primarily attributable to lower volumes of approximately $171 million, the unfavorable net impact from foreign exchange rates of approximately $23 million and the unfavorable net impact of price and product mix of approximately $11 million.

Flooring NA segment—Net sales decreased $183.3 million, or 18.6%, to $800.1 million for the three months ended June 27, 2020, compared to $983.4 million for the three months ended June 29, 2019. The decrease was primarily attributable to lower volumes of approximately $165 million, and the unfavorable net impact of price and product mix of approximately $18 million.

Flooring ROW segment—Net sales decreased $146.6 million, or 22.8%, to $496.4 million for the three months ended June 27, 2020, compared to $643.0 million for the three months ended June 29, 2019. The decrease was primarily attributable to lower volumes of approximately $120 million, the unfavorable net impact from foreign exchange rates of approximately $17 million and the unfavorable net impact of price and product mix of approximately $10 million.

Gross profit

The Company experienced increased costs associated with short-term reductions in manufacturing output in addition to decreased demand as a result of the disruptions caused by the COVID-19 pandemic. Gross profit for the three months ended June 27, 2020 was $370.0 million (18.0% of net sales), a decrease of $366.6 million or 49.8%, compared to gross profit of $736.6 million (28.5% of net sales) for the three months ended June 29, 2019. As a percentage of net sales, gross profit decreased 1045 basis points. The decrease in gross profit dollars was primarily attributable to the unfavorable net impact of lower volumes of approximately $165 million, costs due to reducing production of approximately $96 million, higher restructuring, acquisition and integration-related costs of approximately $62 million, the unfavorable net impact of price and product mix of approximately $29 million, productivity loss of approximately $25 million and the unfavorable net impact from foreign exchange rates of approximately $8 million, partially offset by lower inflation of approximately $18 million.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended June 27, 2020 were $430.9 million (21.0% of net sales), a decrease of $38.9 million compared to $469.8 million (18.2% of net sales) for the three months ended June 29, 2019. As a percentage of net sales, selling, general and administrative expenses increased 285 basis points. The decrease in selling, general and administrative expenses in dollars was primarily attributable to productivity gains of $53 million, and the favorable net impact from foreign exchange rates of approximately $7 million, partially offset by the higher restructuring, acquisition and integration-related costs of approximately $24 million.

Operating income (loss)

As previously discussed, our operations for the second quarter were negatively impacted by disruptions from the COVID-19 pandemic resulting in decreased demand and increased costs associated with short-term reductions in manufacturing output. Operating loss for the three months ended June 27, 2020 was $61.0 million (3.0% of net sales) reflecting a decrease of $327.9 million, or 122.9%, compared to operating income of $266.9 million (10.3% of net sales) for the three months ended June 29, 2019. The decrease in operating income was primarily attributable to the unfavorable net impact due to lower volumes of approximately $157 million, costs due to reducing production of approximately $96 million, higher restructuring, acquisition and integration-related costs of approximately $87 million, and the unfavorable net impact of price and product mix of approximately $30 million, partially offset by approximately $28 million of productivity gains and lower inflation of approximately $18 million.

Global Ceramic segment—Operating loss was $33.8 million (4.5% of segment net sales) for the three months ended June 27, 2020 reflecting a decrease of $150.8 million compared to operating income of $117.0 million (12.2% of segment net sales) for the three months ended June 29, 2019. The decrease in operating income was primarily attributable to the unfavorable net impact of lower volumes of approximately $60 million, costs due to reducing production of approximately $58 million, higher restructuring, acquisition and integration-related costs of approximately $37 million and the unfavorable net impact of price and product mix of approximately $18 million, partially offset by productivity gains of approximately $21 million.

Flooring NA segment—Operating loss was $45.5 million (5.7% of segment net sales) for the three months ended June 27, 2020 reflecting a decrease of $107.5 million compared to operating income of $62.0 million (6.3% of segment net sales) for the three months ended June 29, 2019. The decrease in operating income was primarily attributable to the unfavorable net impact of lower volumes of approximately $53 million, costs due to reducing production of approximately $26 million, higher restructuring, acquisition and integration-related costs of approximately $25 million and productivity loss of approximately $8 million, partially offset by lower inflation of approximately $10 million.

Flooring ROW segment—Operating income was $29.5 million (5.9% of segment net sales) for the three months ended June 27, 2020 reflecting a decrease of $70.6 million compared to operating income of $100.1 million (15.6% of segment net sales) for the three months ended June 29, 2019. The decrease in operating income was primarily attributable to unfavorable net impact of lower volumes of approximately $44 million, higher restructuring, acquisition and integration-related costs of approximately $24 million, costs due to reducing production of approximately $12 million and the unfavorable net impact of price and product mix of approximately $7 million, partially offset by approximately $13 million of productivity gains and lower inflation of approximately $8 million.

Interest expense

Interest expense was $13.0 million for the three months ended June 27, 2020, reflecting an increase of $2.5 million compared to interest expense of $10.5 million for the three months ended June 29, 2019. The increase in interest expense was primarily due to increased borrowings.

Other expense (income), net

Other expense, net was $1.0 million for the three months ended June 27, 2020, reflecting an unfavorable change of $4.0 million compared to other income, net of $3.0 million for the three months ended June 29, 2019. The change was primarily attributable to an impairment charge of $3.6 million related to the Company's net investment in a joint venture in Brazil, partially offset by foreign exchange rates on transactions in the current quarter.

Income tax expense (benefit)

For the three months ended June 27, 2020, the Company is now able to reasonably estimate its annual effective rate because it has six months of actual pre-tax income, therefore the Company has recorded taxes using this approach. For the three months ended June 27, 2020, the Company recorded an income tax benefit of $26.4 million on losses before income taxes of $75.0 million, for an effective tax rate of 35.2%, as compared to an income tax expense of $56.7 million on earnings before income taxes of $259.4 million, for an effective tax rate of 21.9% for the three months ended June 29, 2019. The difference in the effective tax rates for the comparative periods was caused by the geographical dispersion of profits and losses and the impact of COVID-19 in Q2 2020.

Six Months Ended June 27, 2020, as compared with Six Months Ended June 29, 2019

Net sales

Our global sales were affected by broader economic issues related to the COVID-19 pandemic resulting in decreased demand during the period. Net sales for the six months ended June 27, 2020 were $4,335.6 million, reflecting a decrease of $691.4 million, or 13.8%, from the $5,027.0 million reported for the six months ended June 29, 2019. The decrease was primarily attributable to lower volumes of approximately $540 million, unfavorable net impact of price and product mix of approximately $77 million and the unfavorable net impact from foreign exchange rates of approximately $75 million.

Global Ceramic segment—Net sales decreased $254.6 million, or 13.7%, to $1,601.8 million for the six months ended June 27, 2020, compared to $1,856.4 million for the six months ended June 29, 2019. The decrease was primarily attributable to lower volumes of approximately $201 million, the unfavorable net impact from foreign exchange rates of approximately $37 million, and unfavorable net impact of price and product mix of approximately $17 million.

Flooring NA segment—Net sales decreased $257.0 million, or 13.5%, to $1,648.4 million for the six months ended June 27, 2020, compared to $1,905.4 million for the six months ended June 29, 2019. The decrease was primarily attributable to lower volumes of approximately $222 million and the unfavorable net impact of price and product mix of approximately $35 million.

Flooring ROW segment—Net sales decreased $179.8 million, or 14.2%, to $1,085.4 million for the six months ended June 27, 2020, compared to $1,265.2 million for the six months ended June 29, 2019. The decrease was primarily attributable to lower volumes of approximately $116 million, the unfavorable net impact from foreign exchange rates of approximately $38 million, and unfavorable net impact of price and product mix of approximately $26 million.

Gross profit

The Company experienced increased costs associated with short-term reductions in manufacturing output in addition to decreased demand as result of the disruptions caused by the COVID-19 pandemic. Gross profit for the six months ended June 27, 2020 was $986.4 million (22.8% of net sales), a decrease of $375.1 million or 27.5%, compared to gross profit of $1,361.5 million (27.1% of net sales) for the six months ended June 29, 2019. As a percentage of net sales, gross profit decreased 433 basis points. The decrease in gross profit dollars was primarily attributable to the unfavorable net impact of lower volumes of approximately $196 million, costs due to reducing production of approximately $121 million, the unfavorable net impact of price and product mix of approximately $58 million, and higher restructuring, acquisition and integration-related costs of approximately $35 million, partially offset by lower inflation of approximately $30 million and productivity gains of approximately $13 million.

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended June 27, 2020 were $895.9 million (20.7% of net sales), a decrease of $33.5 million compared to $929.4 million (18.5% of net sales) for the six months ended June 29, 2019. As a percentage of net sales, selling, general and administrative expenses increased 218 basis points. The decrease in selling, general and administrative expenses in dollars was primarily attributable to productivity gains of $51 million, the favorable net impact from foreign exchange rates of approximately $13 million, and approximately $6 million of lower startup costs, partially offset by the higher restructuring, acquisition and integration-related costs of approximately $22 million and approximately $13 million of costs associated with investments in new product development, sales personnel and marketing.

Operating income (loss)

As previously discussed, our operations for the period were negatively impacted by disruptions from the COVID-19 pandemic resulting in decreased demand and increased costs associated with short-term reductions in manufacturing output. Operating income for the six months ended June 27, 2020 was $90.5 million (2.1% of net sales) reflecting a decrease of $341.7 million, or 79.1%, compared to operating income of $432.2 million (8.6% of net sales) for the six months ended June 29, 2019. The decrease in operating income was primarily attributable to the unfavorable net impact due to lower volumes of approximately $190 million, costs due to reducing production of approximately $121 million, the unfavorable net impact of price and product mix of approximately $58 million, higher restructuring, acquisition and integration-related costs of approximately $57 million, and approximately $13 million of costs associated with investments in new product development, sales personnel and marketing, partially offset by productivity gains of $64 million, lower inflation of approximately $30 million and approximately $13 million of lower startup costs.

Global Ceramic segment—Operating income was $14.2 million (0.9% of segment net sales) for the six months ended June 27, 2020 reflecting a decrease of $186.1 million compared to operating income of $200.3 million (10.8% of segment net sales) for the six months ended June 29, 2019. The decrease in operating income was primarily attributable to costs due to reducing production of approximately $73 million, the unfavorable net impact of lower volumes of approximately $71 million, higher restructuring, acquisition and integration-related costs of approximately $31 million, and the unfavorable net impact of price and product mix of approximately $28 million, partially offset by productivity gains of approximately $25 million.

Flooring NA segment—Operating loss was $9.3 million (0.6% of segment net sales) for the six months ended June 27, 2020 reflecting a decrease of $74.5 million compared to operating income of $65.2 million (3.4% of segment net sales) for the six months ended June 29, 2019. The decrease in operating income was primarily attributable to the unfavorable net impact of lower volumes of approximately $72 million, costs due to reducing production of approximately $32 million and the unfavorable net impact of price and product mix of approximately $10 million, partially offset by lower inflation of approximately $18 million, and productivity gains of approximately $21 million.

Flooring ROW segment—Operating income was $105.3 million (9.7% of segment net sales) for the six months ended June 27, 2020 reflecting a decrease of $83.8 million compared to operating income of $189.1 million (14.9% of segment net sales) for the six months ended June 29, 2019. The decrease in operating income was primarily attributable to unfavorable net impact of lower volumes of approximately $47 million, higher restructuring, acquisition and integration-related costs of approximately $23 million, the unfavorable net impact of price and product mix of approximately $20 million, costs due to reducing production of approximately $16 million, and approximately $13 million of costs associated with investments in new product development, sales personnel and marketing, partially offset by lower inflation of approximately $17 million, and productivity gains of approximately $16 million.

Interest expense

Interest expense was $21.6 million for the six months ended June 27, 2020, reflecting an increase of $0.6 million compared to interest expense of $21.0 million for the six months ended June 29, 2019. The increase in interest expense was primarily due to increased borrowings.

Other expense (income), net

Other expense, net was $6.7 million for the six months ended June 27, 2020, reflecting an unfavorable change of $13.5 million compared to other income, net of $6.8 million for the six months ended June 29, 2019. The change was primarily attributable to an impairment charge of $3.6 million related to the Company's net investment in a joint venture in Brazil and foreign exchange rates on transactions in the current year.

Income tax expense

For the six months ended June 27, 2020, the Company recorded income tax expense of $0.3 million on earnings before income taxes of $62.2 million for an effective tax rate of less than 1%, as compared to an income tax expense of $93.8 million on earnings before income taxes of $418.0 million, for an effective tax rate of 22.4% for the six months ended June 29, 2019. The difference in the effective tax rates for the comparative periods was caused by the geographical dispersion of profits and losses and the impact of COVID-19 in 2020.

Liquidity and Capital Resources

The Company’s primary capital requirements are for working capital, capital expenditures and acquisitions. The Company’s capital needs are met primarily through a combination of internally generated funds, commercial paper, bank credit lines, term and senior notes and credit terms from suppliers.

Management has and will continue to evaluate its liquidity needs and strategy regarding capital resources as the economic crisis caused by the COVID-19 pandemic evolves. As discussed below, the Company recently issued $500.0 million of 3.625% senior notes, and a subsidiary of the Company issued €500.0 of 1.750% senior notes, with ten and seven-year terms, respectively. Due to reduced short-term demand, the Company has reduced production capacity and reduced headcount through furloughs and layoffs. Management believes these actions along with cash secured from increased borrowing will allow the Company to meet any needs stemming from short-term reductions in cash flows from operations.

Net cash provided by operating activities in the first six months of 2020 was $763.5 million, compared to net cash provided by operating activities of $566.3 million in the first six months of 2019. The increase of $197.2 million in 2020 was primarily attributable to changes in working capital partially offset by lower net earnings.

Net cash used in investing activities in the first six months of 2020 was $210.5 million compared to net cash used in investing activities of $353.9 million in the first six months of 2019. The decrease was primarily due to reduced capital expenditures of $84.8 million and a decrease in acquisition costs of $76.8 million. In an effort to manage liquidity during the COVID-19 crisis, management is reducing near-term capital expenditures and expects to reduce its spend for the remainder of 2020.

Net cash provided by financing activities in the first six months of 2020 was $63.0 million compared to net cash used in financing activities of $205.4 million in the six months of 2019. The cash provided by financing activities is primarily attributable to the proceeds from the Senior Notes of $735.3 million (net of repayments of $326.9 million), the net pay down on commercial paper of $408.8 million and share repurchases of $59.7 million. Additionally, on April 15, 2020, the Company borrowed $500.0 million on the Term Loan Facility, which was repaid on May 15, 2020.

As of June 27, 2020, the Company had cash of $737.7 million, of which $324.7 million was held outside the United States. The Company plans to permanently reinvest the cash held outside the United States. The Company believes that its cash and cash equivalents on hand, cash generated from operations and availability under its existing credit facilities will be sufficient to meet its capital expenditure, working capital and debt servicing requirements over at least the next twelve months. The Company is continually evaluating its projected needs in light of the current crisis and the Company may conduct additional debt financings, subject to market conditions, to increase its liquidity and to take advantage of attractive financing opportunities.

On October 25, 2018, the Company announced that its Board of Directors approved a new share repurchase program, authorizing the Company to repurchase up to $500 million of its common stock. The share repurchase program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended or terminated at any time at the Company’s discretion. The timing and amount of any purchases of common stock will be based on the Company’s liquidity, general business and market conditions and other factors, including alternative investment opportunities. The Company has purchased an aggregate of $442.9 million under the program through the first quarter of 2020 before deciding to put future purchases on hold until the economic environment improves.

The Company may continue, from time to time, to retire its outstanding debt through cash purchases in the open market, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amount involved may be material.

Senior Credit Facility

On October 18, 2019, the Company amended and restated its $1,800.0 million senior credit facility, extending the maturity from March 26, 2022 to October 18, 2024 (as amended and restated, the “Senior Credit Facility”). The Senior Credit Facility marginally reduced the commitment fee and modified certain negative covenants to provide the Company with additional flexibility, including flexibility to make acquisitions and incur additional indebtedness. The restatement also renewed the Company’s option to extend the maturity of the Senior Credit Facility up to two times for an additional one-year period each.

At the Company’s election, revolving loans under the Senior Credit Facility bear interest at annual rates equal to either (a) LIBOR for 1, 2, 3 or 6 month periods, as selected by the Company, plus an applicable margin ranging between 1.00% and 1.75% (1.125% as of June 27, 2020), or (b) the higher of the Wells Fargo Bank, National Association prime rate, the Federal Funds rate plus 0.5%, or the Eurocurrency Rate (as defined in the Senior Credit Facility) rate plus 1.0%, plus an applicable margin ranging between 0.00% and 0.75% (0.125% as of June 27, 2020). The Company also pays a commitment fee to the lenders under the Senior Credit Facility on the average amount by which the aggregate commitments of the lenders exceed utilization of the Senior Credit Facility ranging from 0.09% to 0.20% per annum (0.11% as of June 27, 2020). The applicable margins and the commitment fee are determined based on whichever of the Company’s Consolidated Net Leverage Ratio or its senior unsecured debt rating (or if not available, corporate family rating) results in the lower applicable margins and commitment fee (with applicable margins and the commitment fee increasing as that ratio increases or those ratings decline, as applicable).

The obligations of the Company and its subsidiaries in respect of the Senior Credit Facility are unsecured.

The Senior Credit Facility includes certain affirmative and negative covenants that impose restrictions on the Company’s financial and business operations, including limitations on liens, subsidiary indebtedness, fundamental changes, asset dispositions, dividends and other similar restricted payments, transactions with affiliates, future negative pledges, and changes in the nature of the Company’s business. The limitations contain customary exceptions or, in certain cases, do not apply as long as the Company is in compliance with the financial ratio requirements and is not otherwise in default. The Senior Credit Facility originally required the Company to maintain a Consolidated Interest Coverage Ratio of at least 3.00 to 1.00 and a Consolidated Net Leverage Ratio of no more than 3.75 to 1.00, each as of the last day of any fiscal quarter. However, on May 7, 2020 the Company amended the Senior Credit Facility to temporarily increase the minimum Consolidated Net Leverage Ratio to 4.75 to 1.00 and to increase the amount of certain adjustments to Net Income that are permitted to calculate the ratio. The relief provided by the amendment will be in effect for the fiscal quarters ending on September 26, 2020 through (and including) the fiscal quarter ending December 31, 2021.

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

As of June 27, 2020, amounts utilized under the Senior Credit Facility included zero borrowings and $22.8 million of standby letters of credit related to various insurance contracts and foreign vendor commitments. The outstanding borrowings of $129.6 million under the Company’s U.S. and European commercial paper programs as of June 27, 2020 reduce the availability of the Senior Credit Facility. Including commercial paper borrowings, the Company has utilized $152.4 million under the Senior Credit Facility resulting in a total of $1,647.6 million available as of June 27, 2020.

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

The proceeds from the issuance of commercial paper notes will be available for general corporate purposes. As of June 27, 2020, there was $56.7 million outstanding under the U.S. commercial paper program, and the euro equivalent of $72.9 million under the European program. The weighted-average interest rate and maturity period for the U.S. program were 0.41% and 30 days, respectively. The weighted-average interest rate and maturity period for the European program were 0.27% and 7.9 days, respectively. The COVID-19 crisis has recently impacted the commercial paper markets, both in the US and Europe, resulting in volatility in relation to supply and pricing. As stated previously, the Company’s commercial paper programs are backstopped by the Senior Credit Facility, which allows the Company to mitigate market disruptions using direct borrowings from the Senior Credit Facility.

Senior Notes

On June 12, 2020, Mohawk Finance completed the issuance and sale of €500.0 aggregate principal amount of 1.750% Senior Notes (“1.750% Senior Notes”) due June 12, 2027. The 1.750% Senior Notes are senior unsecured obligations of Mohawk Finance and rank pari passu with all of Mohawk Finance's other existing and future senior unsecured indebtedness. The 1.750% Senior Notes are fully, unconditionally and irrevocably guaranteed by the Company on a senior unsecured basis. Interest on the 1.750% Senior Notes is payable annually in cash on June 12 of each year, commencing on June 12, 2021. The Company paid financing costs of $4.9 million in connection with the 1.750% Senior Notes. These costs were deferred and are being amortized over the term of the 1.750% Senior Notes.

On May 14, 2020, the Company completed the issuance and sale of $500 aggregate principal amount of 3.625% Senior Notes (“3.625% Senior Notes”) due May 15, 2030. The 3.625% Senior Notes are senior unsecured obligations of the Company and rank pari passu with all of the Company’s existing and future unsecured indebtedness. Interest on the 3.625% Senior Notes is payable semi-annually in cash on May 15 and November 15 of each year, commencing on November 15, 2020. The Company paid financing costs of $5.6 million in connection with the 3.625% Senior Notes. These costs were deferred and are being amortized over the term of the 3.625% Senior Notes.

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

On May 18, 2018, Mohawk Finance completed the issuance and sale of €300.0 million aggregate principal amount of its Floating Rate Notes due May 18, 2020 (“2020 Floating Rate Notes”). The 2020 Floating Rate Notes were senior unsecured obligations of Mohawk Finance and ranked pari passu with all of Mohawk Finance’s other existing and future senior unsecured indebtedness. The 2020 Floating Rate Notes were fully, unconditionally and irrevocably guaranteed by the Company on a senior unsecured basis. These notes bore interest at a rate per annum, reset quarterly, equal to three-month EURIBOR plus 0.3% (but in no event would the interest rate be less than zero). Interest on the 2020 Floating Rate Notes is payable quarterly on August 18, November 18, February 18, and May 18 of each year. Mohawk Finance paid financing costs of $0.9 million in connection with the 2020 Floating Rate Notes. These costs were deferred and amortized over the term of the 2020 Floating Rate Notes. On May 18, 2020, the Company paid the remaining €300.0 outstanding principal of the 2020 Floating Rate Notes utilizing cash on hand and borrowings under its commercial paper programs.

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

Term Loan

On April 7, 2020, the Company entered into a credit agreement that provided for a $500.0 million delayed draw term loan facility (the “Term Loan Facility”). On April 15, 2020, the Company borrowed the full amount on the Term Loan Facility, the proceeds of which could be used for funding working capital and general corporate purposes of the Company. The principal amount of the Term Loan Facility was to be repaid in a single installment on April 6, 2021. The Company could prepay all or a portion of the Term Loan Facility from time to time, plus accrued and unpaid interest. The obligations of the Company and its subsidiaries in respect of the Term Loan Facility were unsecured. The Term Loan Facility was subject to the same affirmative and negative covenants that are applicable to the Senior Credit Facility. The Company paid financing costs of $1.1 million in connection with the Term Loan. On May 15, 2020, the Company prepaid the entire outstanding balance on the Term Loan Facility utilizing cash on hand and proceeds from the 3.625% Senior Notes and associated financing costs were written off in the quarter ending June 27, 2020.

Contractual Obligations

There have been no significant changes to the Company’s contractual obligations as disclosed in the Company’s 2019 Annual Report filed on Form 10-K except as described herein.

	Total	2020	2021	2022	2023	2024	Thereafter
Contractual obligations and commitments:
Long-term debt, including current maturities	$1,061.0	—	—	—	—	—	1,061.0
Total	$1,061.0	—	—	—	—	—	1,061.0

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

Goodwill and intangible assets

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

As a result of the recent economic impact from COVID-19, the Company performed a qualitative assessment of whether the fair value of any of its reporting units or indefinite-lived intangible assets was more likely than not less than its carrying amount at March 28, 2020. The Company concluded neither goodwill nor any of its indefinite-lived intangible assets were impaired at March 28, 2020.  There were no factors or changes in circumstances to indicate a change to this assessment was required during the three months ended June 27, 2020. However, while we have concluded that neither goodwill nor any of its indefinite-lived intangible assets were impaired during the quarter ended June 27, 2020, a prolonged pandemic could impact the Company’s assumptions utilized in the determination of the estimated fair values of the Company’s reporting units and indefinite-lived intangible assets significantly enough to trigger an impairment.  Hence, the Company continues to monitor the economic impact of COVID-19 and may be required to reassess impairment of goodwill or indefinite-lived intangible assets in future interim periods.

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

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of June 27, 2020.

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

Forward-Looking Information

Certain of the statements in this Form 10-Q, particularly those anticipating future performance, business prospects, growth and operating strategies, and similar matters, and those that include the words “could,” “should,” “believes,” “anticipates,” “expects” and “estimates” or similar expressions constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For those statements, Mohawk claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. There can be no assurance that the forward-looking statements will be accurate because they are based on many assumptions, which involve risks and uncertainties. The following important factors could cause future results to differ: changes in economic or industry conditions; competition; inflation and deflation in raw material prices and other input costs; inflation and deflation in consumer markets; energy costs and supply; timing and level of capital expenditures; timing and implementation of price increases for the Company’s products; impairment charges; ability to identify attractive acquisition targets; ability to successfully complete and integrate acquisitions; international operations; changes in foreign exchange rates; introduction of new products; rationalization of operations; tax, product and other claims; litigation; the risks and uncertainty related to the COVID-19 pandemic; and other risks identified in Item 1A “Risk Factors” in the Company’s 2019 Annual Report on Form 10-K and Part II, Item 1A “Risk Factors” in the Company's quarterly report on Form 10-Q for the period ended March 28, 2020.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

As of June 27, 2020, approximately 83% of the Company’s debt portfolio was comprised of fixed-rate debt and 17% was floating-rate debt. A 1.0 percentage point increase in the interest rate of the floating-rate debt would have resulted in an increase in interest expense of $1.2 million and $2.3 million for the three and six months ended June 27, 2020.

There have been no significant changes to the Company’s exposure to market risk as disclosed in the Company’s 2019 Annual Report filed on Form 10-K.

Item 4.Controls and Procedures

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

Item 1.Legal Proceedings

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

Putative Securities Class Action

On January 3, 2020, the Company and certain of its executive officers were named as defendants in a putative shareholder class action lawsuit filed in the United States District Court for the Northern District of Georgia (the "Securities Class Action"). The complaint alleges that defendants violated the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making materially false and misleading statements and that the officers are control persons under Section 20(a) of the Securities Exchange Act of 1934. The complaint is filed on behalf of shareholders who purchased shares of the Company’s common stock between April 28, 2017 and July 25, 2019 (“Class Period”). On June 29, 2020, an amended complaint was filed in the Securities Class Action against Mohawk and its CEO Jeff Lorberbaum, based on the same claims and the same Class Period. The amended complaint alleges that the Company (1) engaged in fabricating revenues by attempting delivery to customers that were closed and recognizing these attempts as sales; (2) overproduced product to report higher operating margins and maintained significant inventory that was not salable; and (3) valued certain inventory improperly or improperly delivered inventory with knowledge that it was defective and customers would return it. The Company intends to vigorously defend against the claims.

Government Subpoenas

On June 25, 2020, the Company received subpoenas issued by the U.S. Attorney’s Office for the Northern District of Georgia and the U.S. Securities and Exchange Commission on topics similar to those raised by the amended complaint in the Securities Class Action (the “Government Subpoenas”). Following the receipt of the Government Subpoenas and the amended complaint in the Securities Class Action, the Audit Committee of the Board of Directors (the “Audit Committee”), began an internal investigation into the matter. As of August 4, 2020, the Audit Committee, assisted by outside legal counsel and forensic accountants, has substantially completed its investigation. The Company has been responsive to the ongoing subpoenas and other document requests and will continue to cooperate fully with the governmental inquiries.

Delaware State Court Action

The Company and certain of its present and former executive officers were named as defendants in a putative state securities class action lawsuit filed in the Superior Court of the State of Delaware on January 30, 2020. The complaint alleges that defendants violated Sections 11 and 12 of the Securities Act of 1933. The complaint is filed on behalf of shareholders who purchased shares of the Company’s common stock in Mohawk Industries Retirement Plan 1 and Mohawk Industries Retirement Plan 2 between April 27, 2017 and July 25, 2019. On March 27, 2020, the Court granted a temporary stay of the litigation pending the earlier of either the close of fact discovery or the deadline to appeal the dismissal of the related Securities Class Action pending in the United States District Court for the Northern District of Georgia.  The stay may be lifted according to the terms set forth in the Court’s Order to Stay Litigation. The Company intends to vigorously defend against the claims.

Derivative Action

The Company and certain of its executive officers and directors were named as defendants in a derivative action filed in the United States District Court for the Northern District of Georgia on May 18, 2020. The complaint alleges that defendants breached their fiduciary duties to the Company by causing the Company to issue materially false and misleading statements. The complaint is filed on behalf of the Company and seeks to remedy fiduciary duty breaches occurring from April 28, 2017 – July 25, 2019. On July 20, 2020, the Court granted a temporary stay of the litigation pending the earlier of either the Securities Class Action defendants filing an answer to the operative complaint or the deadline to appeal the dismissal of the Securities Class Action. The stay may be lifted according to the terms set forth in the Court’s Order to Stay Litigation. The Company intends to vigorously defend against the claims.

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

In January 2020, the Belgian tax authority canceled the tax assessments for the years ending December 31, 2011 through 2017, inclusively. On March 10, 2020, a new notice of change was received for the year ending December 31, 2016 against which the Company has filed a protest on April 10, 2020. The new notice applies a new theory retroactively but does not yet quantify the amount of any proposed assessment.

The Company continues to disagree with the views of the Belgian tax authority on all matters referenced above and will persist in its vigorous defense. Nevertheless, on May 24, 2016, the tax collector representing the Belgian tax authorities imposed a lien on the Company’s properties in Wielsbeke (Ooigemstraat and Breestraat), Oostrozebeke (Ingelmunstersteenweg) and Desselgem (Waregemstraat) included in the Flooring ROW segment. The purpose of the lien is to provide security for payment should the Belgian tax authority prevail on its appeal. The lien does not interfere with the Company’s operations at these properties.

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

Item 1A.Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2019, and Part II, Item 1A to our quarterly report on Form 10-Q for the period ended March 28, 2020. The risk factors disclosed in these reports, in addition to the other information set forth in this report, could materially affect our business, financial condition or results.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

On October 25, 2018, the Company announced that its Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to $500 million in shares of its common stock. Under the share repurchase plan, the Company may purchase common stock in open market transactions, block or privately negotiated transactions, and may from time to time purchase shares pursuant to trading plans in accordance with Rules 10b5-1 or 10b-18 under the Exchange Act or by any combination of such methods. The number of shares to be purchased and the timing of the purchases are based on a variety of factors, including, but not limited to, the level of cash balances, credit availability, debt covenant restrictions, general business conditions, regulatory requirements, the market price of the Company’s stock and the availability of alternative investment opportunities. No time limit was set for completion of repurchases under the new authorization and the program may be suspended or discontinued at any time. The new program replaces any previously authorized share repurchase programs. The Company purchased an aggregate of $442.9 million under the program through the first quarter of 2020 before deciding to put future purchases on hold until the economic environment improves.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this quarterly report on Form 10-Q.

Item 5.Other Information

None.

Item 6.Exhibits

No.	Description

4.1	Third Supplemental Indenture, dated as of May 14, 2020, by and between Mohawk Industries, Inc. and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on May 18, 2020.)
4.2	Form of 3.625% Senior Notes due 2030. (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on May 18, 2020.)
4.3	Fourth Supplemental Indenture, dated as of June 12, 2020, by and among Mohawk Capital Finance S.A., as issuer, Mohawk Industries, Inc., as parent guarantor, U.S. Bank National Association, as trustee, registrar and transfer agent and Elavon Financial Services DAC, as paying agent. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on June 12, 2020.)
4.4	Note for Senior Notes due 2027. (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on June 12, 2020.)
10.1	Credit Agreement, dated as of April 7, 2020, by and among the Company, as borrower, certain of its domestic subsidiaries, as guarantors, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 13, 2020.)
10.2	First Amendment to Credit Agreement, dated as of May 7, 2020, by and among the Company, the guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 7, 2020.)
10.3	First Amendment to Second Amended and Restated Credit Agreement, dated as of April 7, 2020, by and among the Company and certain of its subsidiaries, as borrowers, Wells Fargo Bank, National Association, as administrative agent, swing line lender, and an L/C issuer, and the other lenders party thereto. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on April 13, 2020.)
10.4	Second Amendment to Second Amended and Restated Credit Agreement, dated as of May 7, 2020, by and among the Company and certain of its subsidiaries, as borrowers, Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on May 7, 2020.)
10.5	General Release and Separation Agreement, dated May 1, 2020, by and between Glenn Landau and Mohawk Industries, Inc.
31.1	Certification Pursuant to Rule 13a-14(a).
31.2	Certification Pursuant to Rule 13a-14(a).
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95.1	Mine Safety Disclosure pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOHAWK INDUSTRIES, INC.
(Registrant)

Dated:	August 6, 2020	By:	/s/ Jeffrey S. Lorberbaum
JEFFREY S. LORBERBAUM
Chairman and Chief Executive Officer
(principal executive officer)

Dated:	August 6, 2020	By:	/s/ Frank H. Boykin
FRANK H. BOYKIN
Chief Financial Officer
(principal financial officer)