Form 10-Q
period 2020-09-26
MOHAWK INDUSTRIES INC
filed 2020-10-30
CIK 851968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2020
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
The number of shares outstanding of the issuer’s common stock as of October 28, 2020, the latest practicable date, is as follows: 71,198,620 shares of common stock, $.01 par value.

MOHAWK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data) (Unaudited)

	September 26, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$781,238	134,785
Short-term investments	407,784	42,500
Receivables, net	1,710,961	1,526,619
Inventories	1,841,973	2,282,328
Prepaid expenses	374,875	415,546
Other current assets	35,156	27,679
Total current assets	5,151,987	4,429,457
Property, plant and equipment	8,500,684	8,496,008
Less: accumulated depreciation	4,095,441	3,797,091
Property, plant and equipment, net	4,405,243	4,698,917
Right of use operating lease assets	303,050	323,003
Goodwill	2,574,641	2,570,027
Tradenames	698,566	702,732
Other intangible assets subject to amortization, net	220,212	226,147
Deferred income taxes and other non-current assets	430,515	436,397
	$13,784,214	13,386,680

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$356,130	1,051,498
Accounts payable and accrued expenses	1,933,206	1,559,140
Current operating lease liabilities	97,778	101,945
Total current liabilities	2,387,114	2,712,583
Deferred income taxes	411,287	473,886
Long-term debt, less current portion	2,282,781	1,518,388
Non-current operating lease liabilities	214,654	228,155
Other long-term liabilities	321,309	327,220
Total liabilities	5,617,145	5,260,232
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $.01 par value; 60 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 150,000 shares authorized; 78,545 and 78,980 shares issued in 2020 and 2019, respectively	785	790
Additional paid-in capital	1,879,998	1,868,250
Retained earnings	7,430,945	7,232,337
Accumulated other comprehensive loss	(935,423)	(765,824)
	8,376,305	8,335,553
Less: treasury stock at cost; 7,346 and 7,348 shares in 2020 and 2019, respectively	215,648	215,712
Total Mohawk Industries, Inc. stockholders’ equity	8,160,657	8,119,841
Nonredeemable noncontrolling interest	6,412	6,607
Total stockholders’ equity	8,167,069	8,126,448
	$13,784,214	13,386,680
See accompanying notes to condensed consolidated financial statements

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net sales	$2,574,870	2,519,185	6,910,433	7,546,160
Cost of sales	1,868,671	1,827,494	5,217,827	5,492,924
Gross profit	706,199	691,691	1,692,606	2,053,236
Selling, general and administrative expenses	443,455	451,471	1,339,338	1,380,826
Operating income	262,744	240,220	353,268	672,410
Interest expense	14,854	9,316	36,481	30,310
Other expense (income) net	(726)	52,713	5,990	45,929
Earnings before income taxes	248,616	178,191	310,797	596,171
Income tax expense	43,163	22,522	43,467	116,273
Net earnings including noncontrolling interests	205,453	155,669	267,330	479,898
Net income (loss) attributable to noncontrolling interests	336	151	(44)	354
Net earnings attributable to Mohawk Industries, Inc.	$205,117	155,518	267,374	479,544

Basic earnings per share attributable to Mohawk Industries, Inc.
Basic earnings per share attributable to Mohawk Industries, Inc.	$2.88	2.16	3.76	6.63
Weighted-average common shares outstanding—basic	71,197	72,106	71,190	72,302

Diluted earnings per share attributable to Mohawk Industries, Inc.
Diluted earnings per share attributable to Mohawk Industries, Inc.	$2.87	2.15	3.75	6.61
Weighted-average common shares outstanding—diluted	71,378	72,392	71,362	72,578
See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net earnings including noncontrolling interests	$205,453	155,669	267,330	479,898
Other comprehensive income (loss):
Foreign currency translation adjustments	31,307	(150,139)	(169,914)	(91,050)
Pension prior service cost and actuarial gain, net of tax	70	216	164	283
Other comprehensive income (loss)	31,377	(149,923)	(169,750)	(90,767)
Comprehensive income	236,830	5,746	97,580	389,131
Comprehensive income (loss) attributable to noncontrolling interests	360	(7)	(195)	266
Comprehensive income attributable to Mohawk Industries, Inc.	$236,470	5,753	97,775	388,865
See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 26, 2020	September 28, 2019
Cash flows from operating activities:
Net earnings	$267,330	479,898
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Restructuring	84,859	45,533
Depreciation and amortization	450,952	422,693
Deferred income taxes	(62,550)	9,303
Loss on disposal of property, plant and equipment	1,376	1,571
Stock-based compensation expense	14,559	17,228
Impairment of net investment in a manufacturer and distributor of ceramic tile in China	—	65,172
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	(210,717)	(203,447)
Inventories	389,067	(60,477)
Other assets and prepaid expenses	48,627	(38,942)
Accounts payable and accrued expenses	398,667	250,637
Other liabilities	(20,176)	(11,083)
Net cash provided by operating activities	1,361,994	978,086
Cash flows from investing activities:
Additions to property, plant and equipment	(265,414)	(405,614)
Acquisitions, net of cash acquired	—	(76,847)
Purchases of short-term investments	(791,084)	(451,000)
Redemption of short-term investments	425,800	459,000
Net cash used in investing activities	(630,698)	(474,461)
Cash flows from financing activities:
Payments on Senior Credit Facilities	(633,134)	(465,811)
Proceeds from Senior Credit Facilities	617,797	419,957
Payments on commercial paper	(4,890,991)	(11,919,636)
Proceeds from commercial paper	4,195,353	11,540,489
Proceeds from Floating Rate Notes	—	331,325
Payment on Floating Rate Notes	—	(331,325)
Proceeds from Senior Notes issuance	1,062,240	—
Repayments on Senior Notes	(326,904)	—
Proceeds from Term Loan Facility	500,000	—
Repayment on Term Loan Facility	(500,000)	—
Payments of other debt and financing costs	(3,586)	—
Proceeds from other debt	—	7,356
Debt issuance costs	(11,942)	(757)
Purchase of Mohawk common stock	(68,640)	(76,671)
Change in outstanding checks in excess of cash	(5,693)	(10,523)
Shares redeemed for taxes	(3,539)	(4,711)
Net cash (used in) provided by financing activities	(69,039)	(510,307)
Effect of exchange rate changes on cash and cash equivalents	(15,804)	(1,065)
Net change in cash and cash equivalents	646,453	(7,747)
Cash and cash equivalents, beginning of period	134,785	119,050
Cash and cash equivalents, end of period	$781,238	111,303

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

COVID-19 Pandemic

The Company has already experienced certain disruptions to its business and further disruptions may occur that could materially affect the Company’s ability to obtain supplies, manufacture its products or deliver inventory in a timely manner. Future disruptions may result in lost revenue, additional costs or impairments to goodwill or other assets. The Company is continuously implementing business continuity plans during the crisis and attempting to minimize the pandemic’s impact, but we may be unable to adequately respond to further outbreaks in particular geographies and our operations may be materially impacted. The extent to which the COVID-19 pandemic may impact the Company’s results will depend on future developments that are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the particular responses employed in various countries and regions. Accordingly, COVID-19 and the related global economic downturn could have a material adverse effect on the Company’s business, results of operations and financial condition.

Short-Term Investments

The Company invests in high quality credit instruments. At September 26, 2020, such investments consisted of a short-duration bond fund. At December 31, 2019, amounts consisted solely of investments in the Company's commercial paper by its wholly-owned captive insurance company. Such investments are not insured by the Federal Deposit Insurance Corporation.

The Company's investment in the short-duration bond fund is classified as an equity security, recorded at fair value based on the closing market price of the security. The Company recognizes dividends, realized and unrealized gains and losses to other expense (income), net in the statement of operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Hedges of Net Investments in Non-U.S. Operations

The Company has numerous investments outside the United States. The net assets of these subsidiaries are exposed to changes and volatility in currency exchange rates. The Company uses foreign currency denominated debt to hedge its non-U.S. net investments against adverse movements in exchange rates. The gains and losses on the Company’s net investments in its non-U.S. operations are economically offset by losses and gains on its foreign currency borrowings. The Company designated its €500,000 2.00% Senior Notes borrowing as a net investment hedge of a portion of its European operations. For the nine months ended September 26, 2020 and September 28, 2019, the change in the U.S. dollar value of the Company’s euro denominated debt was an increase of $21,499 ($16,331 net of taxes) and a decrease of $25,102 ($19,067 net of taxes), respectively, which is recorded in the foreign currency translation adjustment component of accumulated other comprehensive income or (loss). The change in the U.S. dollar value of the Company’s debt partially offsets the euro-to-dollar translation of the Company’s net investment in its European operations.

Recent Accounting Pronouncements - Recently Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which was further amended by additional accounting standards updates issued by the FASB.  The new standard replaced the incurred loss impairment methodology for recognizing credit losses with a new methodology that requires recognition of lifetime expected credit losses when a financial asset is originated or purchased, even if the risk of loss is remote. The new methodology (referred to as the current expected credit losses model, or "CECL") applies to most financial assets measured at amortized cost, including trade receivables, and requires consideration of a broader range of reasonable and supportable information to estimate expected credit losses.  The Company adopted the new standard on January 1, 2020 using a modified retrospective transition approach, with the cumulative impact being immaterial to the financial statements.

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

2. Acquisitions

2019 Acquisitions

During 2019, the Company acquired two hard surface flooring distribution companies based in the Netherlands and the Czech Republic for $76,237, which resulted in allocations of goodwill of $38,366 and intangible assets subject to amortization of $12,789. The results have been included in the Flooring ROW segment and are not material to the Company’s consolidated results of operations.

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

During the first quarter of 2018, the Company completed the acquisition of three hard surface distribution businesses in the Flooring ROW segment for $24,610, resulting in a goodwill allocation of $12,874 and intangibles subject to amortization of $7.

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

Contract liabilities

The Company historically records contract liabilities when it receives payment prior to fulfilling a performance obligation. Contract liabilities related to revenues are recorded in accounts payable and accrued expenses on the accompanying condensed consolidating balance sheets. The Company had contract liabilities of $36,557 and $34,959 as of September 26, 2020 and December 31, 2019, respectively.

Performance obligations

Substantially all of the Company’s revenue is recognized at a point in time when the product is either shipped or received from the Company’s facilities and control of the product is transferred to the customer.  Accordingly, in any period, the Company does not recognize a significant amount of revenue from performance obligations satisfied or partially satisfied in prior periods and the amount of such revenue recognized during the three and nine months ended September 26, 2020 was immaterial.

Costs to obtain a contract

The Company historically incurs certain incremental costs to obtain revenue contracts. These costs relate to marketing display structures and are capitalized when the amortization period is greater than one year, with the amount recorded in other assets on the accompanying condensed consolidated balance sheets. Capitalized costs to obtain contracts were $62,596 and $69,039 as of September 26, 2020 and December 31, 2019, respectively. Amortization expense recognized during the nine months ended September 26, 2020 and September 28, 2019 related to these capitalized costs were $51,110 and $41,889 respectively.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Revenue disaggregation

The following table presents the Company’s segment revenues disaggregated by the geographical market location of customer sales and product categories for the three months ended September 26, 2020 and September 28, 2019:

September 26, 2020	Global Ceramic segment	Flooring NA segment	Flooring ROW segment	Total
Geographical Markets
United States	$508,291	947,648	421	1,456,360
Europe	197,070	2,655	466,172	665,897
Russia	77,564	25	36,062	113,651
Other	128,378	31,964	178,620	338,962
	$911,303	982,292	681,275	2,574,870

Product Categories
Ceramic & Stone	$908,419	7,170	—	915,589
Carpet & Resilient	2,884	791,212	241,561	1,035,657
Laminate & Wood	—	183,910	223,240	407,150
Other(1)	—	—	216,474	216,474
	$911,303	982,292	681,275	2,574,870

September 28, 2019	Global Ceramic segment	Flooring NA segment	Flooring ROW segment	Total
Geographical Markets
United States	$537,247	963,784	475	1,501,506
Europe	168,032	1,901	424,230	594,163
Russia	77,024	15	32,614	109,653
Other	134,119	36,208	143,536	313,863
	$916,422	1,001,908	600,855	2,519,185

Product Categories
Ceramic & Stone	$916,422	13,570	—	929,992
Carpet & Resilient	—	816,190	193,941	1,010,131
Laminate & Wood	—	172,148	204,241	376,389
Other(1)	—	—	202,673	202,673
	$916,422	1,001,908	600,855	2,519,185

(1) Other includes roofing elements, insulation boards, chipboards and IP contracts.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table presents the Company’s segment revenues disaggregated by the geographical market location of customer sales and product categories for the nine months ended September 26, 2020 and September 28, 2019:

September 26, 2020	Global Ceramic segment	Flooring NA segment	Flooring ROW segment	Total
Geographical Markets
United States	$1,485,934	2,535,874	1,504	4,023,312
Europe	513,253	6,132	1,259,023	1,778,408
Russia	192,588	25	84,622	277,235
Other	321,313	88,679	421,486	831,478
	$2,513,088	2,630,710	1,766,635	6,910,433

Product Categories
Ceramic & Stone	$2,508,604	24,938	—	2,533,542
Carpet & Resilient	4,484	2,090,681	596,135	2,691,300
Laminate & Wood	—	515,091	587,516	1,102,607
Other (1)	—	—	582,984	582,984
	$2,513,088	2,630,710	1,766,635	6,910,433

September 28, 2019	Global Ceramic segment	Flooring NA segment	Flooring ROW segment	Total
Geographical Markets
United States	$1,633,583	2,793,110	1,252	4,427,945
Europe	552,546	5,902	1,369,908	1,928,356
Russia	196,731	66	83,315	280,112
Other	389,945	108,249	411,553	909,747
	$2,772,805	2,907,327	1,866,028	7,546,160

Product Categories
Ceramic & Stone	$2,772,805	41,928	—	2,814,733
Carpet & Resilient	—	2,360,014	586,388	2,946,402
Laminate & Wood	—	505,385	629,500	1,134,885
Other (1)	—	—	650,140	650,140
	$2,772,805	2,907,327	1,866,028	7,546,160

(1) Other includes roofing elements, insulation boards, chipboards and IP contracts.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Restructuring, acquisition and integration-related costs

The Company incurs costs in connection with acquiring, integrating and restructuring acquisitions and in connection with its global cost-reduction/productivity initiatives. For example:

•In connection with acquisition activity, the Company typically incurs costs associated with executing the transactions, integrating the acquired operations (which may include expenditures for consulting and the integration of systems and processes), and restructuring the combined company (which may include charges related to employees, assets and activities that will not continue in the combined company); and

•In connection with the Company’s cost-reduction/productivity initiatives, it typically incurs costs and charges associated with site closings and other facility rationalization actions including accelerated depreciation ("Asset write-downs") and workforce reductions.

Restructuring, acquisition transaction and integration-related costs consisted of the following during the three and nine months ended September 26, 2020 and September 28, 2019:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Cost of sales
Restructuring costs(1)	$17,711	7,284	78,383	43,197
Acquisition integration-related costs	(1)	180	1,153	2,736
Restructuring and acquisition integration-related costs	$17,710	7,464	79,536	45,933

Selling, general and administrative expenses
Restructuring costs(1)	$8,627	491	21,704	2,336
Acquisition transaction-related costs	—	413	(210)	1,330
Acquisition integration-related costs	137	1,147	1,702	4,554
Restructuring, acquisition transaction and integration-related costs	$8,764	2,051	23,196	8,220
(1) The restructuring costs for 2020 and 2019 primarily relate to the Company’s actions taken to lower its cost structure and improve efficiencies of manufacturing and distribution operations as well as actions related to the Company’s recent acquisitions. The Company currently estimates that it will incur additional restructuring costs of approximately $35,000 primarily related to accelerated depreciation and period closure costs in its Flooring North America and Global Ceramic segments, which are expected to be substantially concluded in 2020.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The restructuring activity for the three months ended September 26, 2020 is as follows:

	Lease impairments	Asset write-downs	Severance	Other restructuring costs	Total
Balance as of June 27, 2020	$5	—	24,186	463	24,654
Provision - Global Ceramic segment	1,389	7,758	2,170	2,937	14,254
Provision - Flooring NA segment	—	2,627	54	3,271	5,952
Provision - Flooring ROW segment	—	404	(2)	1,481	1,883
Provision - Corporate	—	3,685	564	—	4,249
Total provision	1,389	14,474	2,786	7,689	26,338
Cash payments	(5)	—	(6,666)	(4,483)	(11,154)
Non-cash items	(1,389)	(14,474)	577	(3,006)	(18,292)
Balance as of September 26, 2020	$—	—	20,883	663	21,546

Provision amounts recorded in:
Cost of sales	$—	9,758	1,068	6,885	17,711
Selling, general and administrative expenses	1,389	4,716	1,718	804	8,627
Total provision	$1,389	14,474	2,786	7,689	26,338

The restructuring activity for the nine months ended September 26, 2020 is as follows:

	Lease impairments	Asset write-downs	Severance	Other restructuring costs	Total
Balance as of December 31, 2019	$21	—	4,122	116	4,259
Provision - Global Ceramic segment	1,389	12,383	14,123	3,242	31,137
Provision - Flooring NA segment	—	28,959	5,036	8,952	42,947
Provision - Flooring ROW segment	—	9,302	7,636	3,557	20,495
Provision - Corporate	—	3,685	1,823	—	5,508
Total provision	1,389	54,329	28,618	15,751	100,087
Cash payments	(21)	—	(12,283)	(10,209)	(22,513)
Non-cash items	(1,389)	(54,329)	426	(4,995)	(60,287)
Balance as of September 26, 2020	$—	—	20,883	663	21,546

Provision amounts recorded in:
Cost of sales	$—	49,613	15,127	13,643	78,383
Selling, general and administrative expenses	1,389	4,716	13,491	2,108	21,704
Total provision	$1,389	54,329	28,618	15,751	100,087

The Company expects the remaining severance and other restructuring costs to be paid over the next 12 months.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value

Accounting principles generally accepted in the U.S. define fair value as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). These valuation techniques are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. As the basis for evaluating such inputs, a three-tier value hierarchy prioritizes the inputs used in measuring fair value as follows:

Level 1: Observable inputs such as quoted prices for identical assets or liabilities in active markets.

Level 2: Observable inputs other than quoted prices that are directly or indirectly observable for the asset or liability, including quoted prices for similar assets or liabilities in active markets; quoted prices for similar or identical assets or liabilities in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

For publicly-traded investment securities, including the Company’s money market and short-duration bond funds, fair value is determined on the basis of quoted market prices and, accordingly, such investments are classified as Level 1. The Company’s wholly-owned captive insurance company may also invest in the Company’s commercial paper. These short-term commercial paper investments are classified as trading securities and carried at fair value based upon the Level 2 fair value hierarchy.

Items Measured at Fair Value
The following table presents the items measured at fair value as of September 26, 2020 and December 31, 2019:

	Fair Value
	September 26, 2020	December 31, 2019
Cash and cash equivalents:
Money market funds (Level 1)	$310,569	—
Short-term investments:
Short-duration bond fund (Level 1) (1)	407,784	—
Commercial paper (Level 2)	—	42,500
(1) The Company's investment is in a Short-duration bond fund that is designed to deliver current income consistent with the preservation of capital through investing in high-and medium grade fixed income securities. The investment is readily convertible into cash.

The fair values and carrying values of the Company's debt are disclosed in Note 19 - Debt.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Receivables, net

Receivables, net are as follows:

	At September 26, 2020	At December 31, 2019
Customers, trade	$1,696,515	1,491,592
Income tax receivable	9,183	8,428
Other	87,114	88,520
	1,792,812	1,588,540
Less: allowance for discounts, claims and doubtful accounts(1)	81,851	61,921
Receivables, net	$1,710,961	1,526,619

(1) The Company adopted the new standard, ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, on January 1, 2020 using a modified retrospective transition approach, with the cumulative impact being immaterial to the financial statements.

See Note 3 - Revenue from Contracts with Customers for descriptions of estimates of allowance for discounts, claims and doubtful accounts.

7. Inventories

The components of inventories are as follows:

	At September 26, 2020	At December 31, 2019
Finished goods	$1,310,673	1,610,742
Work in process	122,610	144,639
Raw materials	408,690	526,947
Total inventories	$1,841,973	2,282,328

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Goodwill and intangible assets

The components of goodwill and other intangible assets are as follows:

Goodwill:

	Global Ceramic segment	Flooring NA segment	Flooring ROW segment	Total
Balance as of December 31, 2019
Goodwill	$1,583,576	874,198	1,439,678	3,897,452
Accumulated impairment losses	(531,930)	(343,054)	(452,441)	(1,327,425)
	1,051,646	531,144	987,237	2,570,027

Goodwill recognized during the period	—	—	(9,642)	(9,642)
Currency translation during the period	(17,997)	—	32,253	14,256

Balance as of September 26, 2020
Goodwill	1,565,579	874,198	1,462,289	3,902,066
Accumulated impairment losses	(531,930)	(343,054)	(452,441)	(1,327,425)
	$1,033,649	531,144	1,009,848	2,574,641

Intangible assets not subject to amortization:

Tradenames
Balance as of December 31, 2019	$702,732
Currency translation during the period	(4,166)
Balance as of September 26, 2020	$698,566

Intangible assets subject to amortization:

Gross carrying amounts:	Customer relationships	Patents	Other	Total
Balance as of December 31, 2019	$645,206	249,100	6,631	900,937
Intangible assets recognized during the period	12,789	—	—	12,789
Currency translation during the period	12,622	9,548	(27)	22,143
Balance as of September 26, 2020	$670,617	258,648	6,604	935,869

Accumulated amortization:	Customer relationships	Patents	Other	Total
Balance as of December 31, 2019	$426,765	246,872	1,153	674,790
Amortization during the period	19,531	1,595	57	21,183
Currency translation during the period	10,173	9,495	16	19,684
Balance as of September 26, 2020	$456,469	257,962	1,226	715,657

Intangible assets subject to amortization, net	$214,148	686	5,378	220,212

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Amortization expense	$7,327	6,912	21,183	20,596

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

As a result of the economic impact from COVID-19, the Company performed a qualitative assessment of whether the fair value of any of its reporting units or indefinite-lived intangible assets was more likely than not less than its carrying amount at March 28, 2020. The Company concluded neither goodwill nor any of its indefinite-lived intangible assets were impaired at March 28, 2020. There were no factors or changes in circumstances to indicate a change to this assessment was required during the three month periods ended June 27, 2020 and September 26, 2020.  However, while we have concluded that neither goodwill nor any of its indefinite-lived intangible assets were impaired during the quarter ended September 26, 2020, a prolonged pandemic could impact the Company’s assumptions utilized in the determination of the estimated fair values of the Company’s reporting units and indefinite-lived intangible assets significantly enough to trigger an impairment.  Hence, the Company continues to monitor the economic impact of COVID-19 and may be required to reassess impairment of goodwill or indefinite-lived intangible assets in future interim periods.

9. Accounts payable and accrued expenses

Accounts payable and accrued expenses are as follows:

	At September 26, 2020	At December 31, 2019
Outstanding checks in excess of cash	$4,229	9,924
Accounts payable, trade	989,880	824,956
Accrued expenses	564,146	461,035
Product warranties	53,520	49,184
Accrued interest	22,088	21,050
Accrued compensation and benefits	299,343	192,991
Total accounts payable and accrued expenses	$1,933,206	1,559,140

10. Accumulated other comprehensive income (loss)

The changes in accumulated other comprehensive income (loss) by component for the nine months ended September 26, 2020 are as follows:

	Foreign currency translation adjustments	Pensions, net of tax	Total
Balance as of December 31, 2019	$(753,108)	(12,716)	(765,824)
Current period other comprehensive income (loss)	(169,763)	164	(169,599)
Balance as of September 26, 2020	$(922,871)	(12,552)	(935,423)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
11. Leases

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

We rent or sublease certain real estate to third parties. Our sublease portfolio consists mainly of operating leases.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The components of lease costs for the three months ended September 26, 2020 and September 28, 2019 are as follows:

	Three Months Ended September 26, 2020			Three Months Ended September 28, 2019
	Cost of Goods Sold	Selling, General and Administrative	Total	Cost of Goods Sold	Selling, General and Administrative	Total
Operating lease costs
Fixed	$5,797	25,905	31,702	8,068	25,316	33,384
Short-term	3,036	4,004	7,040	1,092	2,640	3,732
Variable	1,926	6,984	8,910	1,475	7,053	8,528
Sub-leases	(95)	(147)	(242)	(114)	(113)	(227)
	$10,664	36,746	47,410	10,521	34,896	45,417

	Three Months Ended September 26, 2020			Three Months Ended September 28, 2019
	Depreciation and Amortization	Interest	Total	Depreciation and Amortization	Interest	Total
Finance lease costs
Amortization of leased assets	$1,672	—	1,672	404	—	404
Interest on lease liabilities	—	189	189	—	102	102
	$1,672	189	1,861	404	102	506
Net lease costs			$49,271			45,923

The components of lease costs for the nine months ended September 26, 2020 and September 28, 2019 are as follows:

	Nine Months Ended September 26, 2020			Nine Months Ended September 28, 2019
	Cost of Goods Sold	Selling, General and Administrative	Total	Cost of Goods Sold	Selling, General and Administrative	Total
Operating lease costs
Fixed	$19,086	76,548	95,634	23,925	72,578	96,503
Short-term	8,174	11,689	19,863	4,083	9,126	13,209
Variable	6,316	22,404	28,720	5,846	21,601	27,447
Sub-leases	(313)	(415)	(728)	(239)	(397)	(636)
	$33,263	110,226	143,489	33,615	102,908	136,523

	Nine Months Ended September 26, 2020			Nine Months Ended September 28, 2019
	Depreciation and Amortization	Interest	Total	Depreciation and Amortization	Interest	Total
Finance lease costs
Amortization of leased assets	$4,402	—	4,402	1,228	—	1,228
Interest on lease liabilities	—	492	492	—	191	191
	$4,402	492	4,894	1,228	191	1,419
Net lease costs			$148,383			137,942

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Supplemental balance sheet information related to leases is as follows:

	Classification	At September 26, 2020	At December 31, 2019
Assets
Operating Leases
Right of use operating lease assets	Right of use operating lease assets	$303,050	323,003
Finance Leases
Property, plant and equipment, gross	Property, plant and equipment	48,347	35,271
Accumulated depreciation	Accumulated depreciation	(10,203)	(5,664)
Property, plant and equipment, net	Property, plant and equipment, net	38,144	29,607
Total lease assets		$341,194	352,610

Liabilities
Operating Leases
Other current	Current operating lease liabilities	$97,778	101,945
Non-current	Non-current operating lease liabilities	214,654	228,155
Total operating liabilities		312,432	330,100
Finance Leases
Short-term debt	Short-term debt and current portion of long-term debt	7,033	4,835
Long-term debt	Long-term debt, less current portion	31,747	25,214
Total finance liabilities		38,780	30,049
Total lease liabilities		$351,212	360,149

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Maturities of lease liabilities are as follows:

Year ending December 31,	Finance Leases	Operating Leases	Total
2020 (excluding the nine months ended September 26, 2020)	$1,974	30,826	32,800
2021	7,414	106,731	114,145
2022	6,974	79,632	86,606
2023	6,273	49,986	56,259
2024	4,738	29,767	34,505
Thereafter	14,369	39,114	53,483
Total lease payments	41,742	336,056	377,798
Less imputed interest	2,962	23,624
Present value, Total	$38,780	312,432

The Company had approximately $2,924 of leases that commenced after September 26, 2020 that created rights and obligations to the Company. These leases are not included in the above maturity schedule.

For additional information regarding the Company’s Commitments and Contingencies as of December 31, 2019 as disclosed for finance and operating leases, see Note 15 in its 2019 Annual Report filed on Form 10-K.

Lease term and discount rate are as follows:

	At September 26, 2020	At December 31, 2019
Weighted Average Remaining Lease Term
Operating Leases	4.3 years	4.3 years
Finance Leases	7.3 years	8.4 years

Weighted Average Discount Rate
Operating Leases	3.1%	3.3%
Finance Leases	1.5%	1.4%

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended
	September 26, 2020	September 28, 2019
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$92,785	96,752
Operating cash flows from finance leases	492	123
Financing cash flows from finance leases	4,469	1,224
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	67,000	113,253
Finance leases	10,340	7,636
Amortization:
Amortization of right of use operating lease assets(1)	85,266	85,061
(1) Amortization of Right of use operating lease assets during the period is reflected in Other assets and prepaid expenses on the Condensed Consolidated Statements of Cash Flows.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Stock-based compensation

The Company recognizes compensation expense for all share-based payments granted based on the grant-date fair value estimated in accordance with the provisions of ASC 718-10. Compensation expense is recognized on a straight-line basis over the options’ or other awards’ estimated lives for fixed awards with ratable vesting provisions.

The Company granted 4 restricted stock units ("RSUs") at a weighted average grant-date fair value of $94.25 per unit for the three months ended September 26, 2020. The Company granted 193 restricted stock units ("RSUs") at a weighted average grant-date fair value of $120.35 per unit for the nine months ended September 26, 2020. The Company granted no RSUs for the three months ended September 28, 2019. The Company granted 187 RSUs at a weighted average grant-date fair value of $137.30 per unit for the nine months ended September 28, 2019. The Company recognized stock-based compensation costs related to the issuance of RSUs of $4,883 ($3,614 net of taxes) and $5,651 ($4,182 net of taxes) for the three months ended September 26, 2020 and September 28, 2019, respectively, which has been allocated to cost of sales and selling, general and administrative expenses. The Company recognized stock-based compensation costs related to the issuance of RSUs of $14,559 ($10,773 net of taxes) and $17,228 ($12,749 net of taxes) for the nine months ended September 26, 2020 and September 28, 2019, respectively, which has been allocated to cost of sales and selling, general and administrative expenses. Pre-tax unrecognized compensation expense for unvested RSUs granted to employees, net of estimated forfeitures, was $22,977 as of September 26, 2020, and will be recognized as expense over a weighted-average period of approximately 1.83 years. The Company did not recognize any stock-based compensation costs related to stock options for the nine months ended September 26, 2020 and September 28, 2019, respectively.

13. Other expense (income), net

Other expense (income), net is as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Foreign currency losses (gains), net	$4,495	(1,181)	9,734	(203)
Release of indemnification asset	—	(659)	—	(659)
Impairment of joint venture in Brazil	—	—	3,599	—
Dividend income	(1,350)	—	(1,350)	—
Impairment of net investment in a manufacturer and distributor of Ceramic tile in China(1)	—	65,172	—	65,172
All other, net	(3,871)	(10,619)	(5,993)	(18,381)
Total other expense (income), net	$(726)	52,713	5,990	45,929

(1) During the third quarter in 2019, the Company determined that its net investment in a manufacturer and distributor of ceramic tile in China was impaired and therefore recorded a net impairment charge of $65,172.

14. Income Taxes

For the quarter ended September 26, 2020, the Company recorded income tax expense of $43,163 on earnings before income taxes of $248,616 for an effective tax rate of 17.4%, as compared to an income tax expense of $22,522 on earnings before income taxes of $178,191, for an effective tax rate of 12.6% for the quarter ended September 28, 2019. For the nine months ended September 26, 2020, the Company recorded income tax expense of $43,467 on earnings before income taxes of $310,797 for an effective tax rate of 14.0%, as compared to income tax expense of $116,273 on earnings before income taxes of $596,171, for an effective tax rate of 19.5% for the nine months ended September 28, 2019. The difference in the effective tax rates for the comparative periods was caused by the geographical dispersion of profits and losses and non-recurring items associated with the impairment of the Company's net investment in a manufacturer and distributor of ceramic tile in China, a true-up related to U.S. taxes imposed on foreign income as part of the Tax Cut and Jobs Act, and a one-time cash repatriation.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
15. Stockholders’ Equity

The following tables reflect the changes in stockholders’ equity for the three months ended September 26, 2020 and September 28, 2019 (in thousands).

	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount				Shares	Amount

June 27, 2020	78,541	$785	$1,874,623	$7,225,828	$(966,776)	(7,346)	$(215,648)	$6,052	$7,924,864
Shares issued under employee and director stock plans	4	—	492	—	—	—	—	—	492
Stock-based compensation expense	—	—	4,883	—	—	—	—	—	4,883
Repurchases of common stock	—	—	—	—	—	—	—	—	—
Noncontrolling earnings (loss)	—	—	—	—	—	—	—	336	336
Currency translation adjustment on non-controlling interests	—	—	—	—	—	—	—	24	24
Currency translation adjustment	—	—	—	—	31,283	—	—	—	31,283
Prior pension and post-retirement benefit service cost and actuarial gain (loss)	—	—	—	—	70	—	—	—	70
CECL adoption	—	—	—	—	—	—	—	—	—
Net income	—	—	—	205,117	—	—	—	—	205,117
September 26, 2020	78,545	$785	$1,879,998	$7,430,945	$(935,423)	(7,346)	$(215,648)	$6,412	$8,167,069

	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount				Shares	Amount

June 29, 2019	79,712	$797	$1,859,248	$6,903,261	$(732,521)	(7,348)	$(215,712)	$6,518	$7,821,591
Shares issued under employee and director stock plans	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	5,651	—	—	—	—	—	5,651
Repurchases of common stock	(519)	(5)	—	(67,703)	—	—	—	—	(67,708)
Noncontrolling earnings	—	—	—	—	—	—	—	150	150
Currency translation adjustment on non-controlling interests	—	—	—	—	—	—	—	(157)	(157)
Currency translation adjustment	—	—	—	—	(149,982)	—	—	—	(149,982)
Prior pension and post-retirement benefit service cost and actuarial gain (loss)	—	—	—	—	216	—	—	—	216
Net income	—	—	—	155,518	—	—	—	—	155,518
September 28, 2019	79,193	$792	$1,864,899	$6,991,076	$(882,287)	(7,348)	$(215,712)	$6,511	$7,765,279

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following tables reflect the changes in stockholders’ equity for the nine months ended September 26, 2020 and September 28, 2019 (in thousands).

	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount				Shares	Amount

January 1, 2020	78,980	$790	$1,868,250	$7,232,337	$(765,824)	(7,348)	$(215,712)	$6,607	$8,126,448
Shares issued under employee and director stock plans	144	1	(2,811)	—	—	2	64	—	(2,746)
Stock-based compensation expense	—	—	14,559	—	—	—	—	—	14,559
Repurchases of common stock	(579)	(6)	—	(68,635)	—	—	—	—	(68,641)
Noncontrolling earnings (loss)	—	—	—	—	—	—	—	(44)	(44)
Currency translation adjustment on non-controlling interests	—	—	—	—	—	—	—	(151)	(151)
Currency translation adjustment	—	—	—	—	(169,763)	—	—	—	(169,763)
Prior pension and post-retirement benefit service cost and actuarial gain (loss)	—	—	—	—	164	—	—	—	164
CECL adoption	—	—	—	(131)	—	—	—	—	(131)
Net income	—	—	—	267,374	—	—	—	—	267,374
September 26, 2020	78,545	$785	$1,879,998	$7,430,945	$(935,423)	(7,346)	$(215,648)	$6,412	$8,167,069

	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount				Shares	Amount

January 1, 2019	79,656	$797	$1,852,173	$6,588,197	$(791,608)	(7,349)	$(215,745)	$6,245	$7,440,059
Shares issued under employee and director stock plans	122	1	(4,502)	—	—	1	33	—	(4,468)
Stock-based compensation expense	—	—	17,228	—	—	—	—	—	17,228
Repurchases of common stock	(585)	(6)	—	(76,665)	—	—	—	—	(76,671)
Noncontrolling earnings	—	—	—	—	—	—	—	354	354
Currency translation adjustment on non-controlling interests	—	—	—	—	—	—	—	(88)	(88)
Currency translation adjustment	—	—		—	(90,962)	—	—	—	(90,962)
Prior pension and post-retirement benefit service cost and actuarial gain (loss)	—	—	—	—	283	—	—	—	283
Net income	—	—	—	479,544	—	—	—	—	479,544
September 28, 2019	79,193	$792	$1,864,899	$6,991,076	$(882,287)	(7,348)	$(215,712)	$6,511	$7,765,279

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
16. Earnings per share

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

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net earnings attributable to Mohawk Industries, Inc.	$205,117	155,518	267,374	479,544

Weighted-average common shares outstanding-basic and diluted:
Weighted-average common shares outstanding—basic	71,197	72,106	71,190	72,302
Add weighted-average dilutive potential common shares—options to purchase common shares and RSUs, net	181	286	172	276
Weighted-average common shares outstanding-diluted	71,378	72,392	71,362	72,578

Earnings per share attributable to Mohawk Industries, Inc.
Basic	$2.88	2.16	3.76	6.63
Diluted	$2.87	2.15	3.75	6.61

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

17. Segment reporting

The Company has three reporting segments: the Global Ceramic segment, the Flooring NA segment and the Flooring ROW segment. The Global Ceramic segment designs, manufactures, sources and markets a broad line of ceramic tile, porcelain tile, natural stone, quartz, porcelain slab countertops and other products, which it distributes primarily in North America, Europe, South America and Russia through its network of regional distribution centers and Company-operated service centers using company-operated trucks, common carriers or rail transportation. The segment’s product lines are sold through Company-operated service centers, independent distributors, home center retailers, tile and flooring retailers and contractors. The Flooring NA segment designs, manufactures, sources and markets its floor covering product lines, including carpets, rugs, carpet pad, hardwood, laminate and resilient (includes sheet vinyl and LVT), which it distributes through its network of regional distribution centers and satellite warehouses using company-operated trucks, common carrier or rail transportation. The segment’s product lines are sold through various channels, including independent floor covering retailers, distributors, home centers, mass merchandisers, department stores, shop at home, buying groups, commercial contractors and commercial end users. The Flooring ROW segment designs, manufactures, sources, licenses and markets laminate, hardwood flooring, roofing elements, insulation boards, medium-density fiberboard (“MDF”), chipboards, other wood products, carpet, sheet vinyl and LVT, which it distributes primarily in Europe, Australia, New Zealand and Russia through various selling channels, which include retailers, independent distributors and home centers.

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

Segment information is as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net sales:
Global Ceramic segment	$911,303	916,422	2,513,088	2,772,805
Flooring NA segment	982,292	1,001,908	2,630,710	2,907,327
Flooring ROW segment	681,275	600,855	1,766,635	1,866,028
Total	$2,574,870	2,519,185	6,910,433	7,546,160

Operating income (loss)(1):
Global Ceramic segment	$73,998	83,305	88,166	283,571
Flooring NA segment	74,313	82,768	65,035	148,010
Flooring ROW segment	129,135	82,988	234,429	272,071
Corporate and intersegment eliminations	(14,702)	(8,841)	(34,362)	(31,242)
Total	$262,744	240,220	353,268	672,410

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

	At September 26, 2020	At December 31, 2019
Assets:
Global Ceramic segment	$5,111,492	5,419,896
Flooring NA segment	3,626,339	3,823,654
Flooring ROW segment	3,928,243	3,925,246
Corporate and intersegment eliminations	1,118,140	217,884
Total	$13,784,214	13,386,680

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
18. Commitments and contingencies

The Company is involved in litigation from time to time in the regular course of its business. Except as noted below, there are no material legal proceedings pending or known by the Company to be contemplated to which the Company is a party or to which any of its property is subject.

Perfluorinated Compounds (“PFCs”) Litigation

In September 2016, the Water Works and Sewer Board of the City of Gadsden, Alabama (the “Gadsden Water Board”) filed an individual complaint in the Circuit Court of Etowah County, Alabama against certain manufacturers, suppliers, and users of chemicals containing specific PFCs, including the Company. In May 2017, the Water Works and Sewer Board of the Town of Centre, Alabama (the “Centre Water Board”) filed a similar complaint in the Circuit Court of Cherokee County, Alabama. The Gadsden Water Board and the Centre Water Board both seek monetary damages and injunctive relief claiming that their water supplies contain excessive amounts of PFCs. Certain defendants, including the Company, filed dispositive motions in each case arguing that the Alabama state courts lack personal jurisdiction over them. These motions were denied. In June and September 2018, certain defendants, including the Company, petitioned the Alabama Supreme Court for Writs of Mandamus directing each lower court to enter an order granting the defendants’ dispositive motions on personal jurisdiction grounds. The Alabama Supreme Court denied the petitions on December 20, 2019.  Certain defendants, including the Company, filed an Application for Rehearing with the Alabama Supreme Court asking the Court to reconsider its December 2019 decision. The Alabama Supreme Court denied the application for rehearing. On August 21, 2020, certain defendants, including the Company, petitioned the Supreme Court of the United States for review of the matter.

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

Putative Securities Class Action

On January 3, 2020, the Company and certain of its executive officers were named as defendants in a putative shareholder class action lawsuit filed in the United States District Court for the Northern District of Georgia (the "Securities Class Action"). The complaint alleges that defendants violated the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making materially false and misleading statements and that the officers are control persons under Section 20(a) of the Securities Exchange Act of 1934. The complaint is filed on behalf of shareholders who purchased shares of the Company’s common stock between April 28, 2017 and July 25, 2019 (“Class Period”). On June 29, 2020, an amended complaint was filed in the Securities Class Action against Mohawk and its CEO Jeff Lorberbaum, based on the same claims and the same Class Period. The amended complaint alleges that the Company (1) engaged in fabricating revenues by attempting delivery to customers that were closed and recognizing these attempts as sales; (2) overproduced product to report higher operating margins and maintained significant inventory that was not salable; and (3) valued certain inventory improperly or improperly delivered inventory with knowledge that it was defective and customers would return it. On October 27, 2020, defendants filed a motion to dismiss the amended complaint. The Company intends to vigorously defend against the claims.

Government Subpoenas

As previously disclosed, on June 25, 2020, the Company received subpoenas issued by the U.S. Attorney’s Office for the Northern District of Georgia (the "USAO") and the U.S. Securities and Exchange Commission (the "SEC") relating to matters similar to the allegations of wrongdoing raised by the Securities Class Action. The Company's Audit Committee, with the assistance of outside legal counsel, conducted a thorough internal investigation into these allegations. The Audit Committee has completed the investigation and concluded that the allegations of wrongdoing are without merit. The USAO and SEC investigations are ongoing, and the Company is cooperating fully with those authorities. The Company will continue to vigorously defend against the allegations of wrongdoing in the Securities Class Action and does not believe they have merit.

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

Derivative Actions

The Company and certain of its executive officers and directors were named as defendants in certain derivative actions filed in the United States District Court for the Northern District of Georgia on May 18, 2020 and August 6, 2020, respectively. The complaints allege that defendants breached their fiduciary duties to the Company by causing the Company to issue materially false and misleading statements. The complaints are filed on behalf of the Company and seek to remedy fiduciary duty breaches occurring from April 28, 2017 – July 25, 2019. On July 20, 2020, the Court granted a temporary stay of the litigation. Other shareholders of record have jointly moved to intervene in the derivative actions to stay the proceedings. The Court has not yet ruled on the motion to intervene. On October 21, 2020, the Court entered an Order consolidating the derivative actions and appointing Lead Counsel. The consolidated action will remain stayed pending the earlier of either the Securities Class Action defendants filing an answer to the operative complaint or the deadline to appeal the dismissal of the Securities Class Action. The Company intends to vigorously defend against the claims.

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

In March 2019, the Company received assessments from the Belgian tax authority for tax years 2011 through 2017 which were, as a result of the positive ruling of the Ghent Court of Appeal, cancelled in January 2020.

On March 10, 2020, a new notice of change was received for the year ending December 31, 2016, resulting in a tax assessment in the amount of €67,959, including penalties, but excluding interest, against which the Company filed a protest on April 10, 2020. The notice of change from the Belgian tax authority represents a change in position in which it intends to apply new laws enacted in 2018 to the Company's open tax years going back to 2009.

On October 22, 2020, a notice of change was received by the Company’s licensing subsidiary in Luxembourg, against which the Company will file a protest. The notice covers the years ending December 31, 2013 to December 31, 2018 and is based on the same facts underlying the original actions that were unsuccessfully tried and appealed by the Belgian government. The Company has not received assessments relating to the notice of change, and the potential liabilities for each tax year are not yet known.

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
19. Debt

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

At the Company’s election, revolving loans under the Senior Credit Facility bear interest at annual rates equal to either (a) LIBOR for 1, 2, 3 or 6 month periods, as selected by the Company, plus an applicable margin ranging between 1.00% and 1.75% (1.125% as of September 26, 2020), or (b) the higher of the Wells Fargo Bank, National Association prime rate, the Federal Funds rate plus 0.5%, or the Eurocurrency Rate (as defined in the Senior Credit Facility) rate plus 1.0%, plus an applicable margin ranging between 0.00% and 0.75% (0.125% as of September 26, 2020). The Company also pays a commitment fee to the lenders under the Senior Credit Facility on the average amount by which the aggregate commitments of the lenders exceed utilization of the Senior Credit Facility ranging from 0.09% to 0.20% per annum (0.11% as of September 26, 2020). The applicable margins and the commitment fee are determined based on whichever of the Company’s Consolidated Net Leverage Ratio or its senior unsecured debt rating (or if not available, corporate family rating) results in the lower applicable margins and commitment fee (with applicable margins and the commitment fee increasing as that ratio increases or those ratings decline, as applicable).

The obligations of the Company and its subsidiaries in respect of the Senior Credit Facility are unsecured.

The Senior Credit Facility includes certain affirmative and negative covenants that impose restrictions on the Company’s financial and business operations, including limitations on liens, subsidiary indebtedness, fundamental changes, asset dispositions, dividends and other similar restricted payments, transactions with affiliates, future negative pledges, and changes in the nature of the Company’s business. The limitations contain customary exceptions or, in certain cases, do not apply as long as the Company is in compliance with the financial ratio requirements and is not otherwise in default. The Senior Credit Facility originally required the Company to maintain a Consolidated Interest Coverage Ratio of at least 3.00 to 1.00 and a Consolidated Net Leverage Ratio of no more than 3.75 to 1.00, each as of the last day of any fiscal quarter. However, on May 7, 2020 the Company amended the Senior Credit Facility to temporarily increase the minimum Consolidated Net Leverage Ratio to 4.75 to 1.00 and to increase the amount of certain adjustments to Net Income that are permitted to calculate the ratio. The relief provided by the amendment is in effect for the fiscal quarters ending on September 26, 2020 through (and including) the fiscal quarter ending December 31, 2021.

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

As of September 26, 2020, amounts utilized under the Senior Credit Facility included zero borrowings and $22,787 of standby letters of credit related to various insurance contracts and foreign vendor commitments. Any outstanding borrowings under the Company's U.S. and European commercial paper programs reduce availability under the Senior Credit Facility. Including commercial paper borrowings, the Company has utilized $22,787 under the Senior Credit Facility resulting in a total of $1,777,213 available as of September 26, 2020.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Company uses its Senior Credit Facility as a liquidity backstop for its commercial paper programs. Accordingly, the total amount outstanding under all of the Company’s commercial paper programs may not exceed $1,800,000 (less any amounts drawn on the Senior Credit Facility) at any time.

The proceeds from the issuance of commercial paper notes will be available for general corporate purposes. As of September 26, 2020, there was zero outstanding under the U.S. commercial paper program, and the euro equivalent of zero under the European program.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The fair values and carrying values of our debt instruments are detailed as follows:

	At September 26, 2020		At December 31, 2019
	Fair Value	Carrying Value	Fair Value	Carrying Value
1.750% Senior Notes, payable June 12, 2027; interest payable annually	$552,879	581,598	—	—
3.625% Senior Notes, payable May 15, 2030; interest payable semi-annually	540,425	500,000	—	—
3.85% Senior Notes, payable February 1, 2023; interest payable semi-annually	636,480	600,000	627,144	600,000
2.00% Senior Notes, payable January 14, 2022; interest payable annually	572,531	581,598	580,235	560,099
2020 Floating Rate Notes, payable May 18, 2020; interest payable quarterly	—	—	336,066	336,059
2021 Floating Rate Notes, payable September 04, 2021; interest payable quarterly	340,057	348,959	335,965	336,059
U.S. commercial paper	—	—	317,000	317,000
European commercial paper	—	—	376,946	376,946
Five-year Senior unsecured Credit Facility, due October 18, 2024	—	—	16,803	16,803
Finance leases and other	38,866	38,866	30,049	30,049
Unamortized debt issuance costs	(12,110)	(12,110)	(3,129)	(3,129)
Total debt	2,669,128	2,638,911	2,617,079	2,569,886
Less current portion of long term debt and commercial paper	356,130	356,130	1,051,498	1,051,498
Long-term debt, less current portion	$2,312,998	2,282,781	1,565,581	1,518,388

The fair values of the Company’s debt instruments were estimated using market observable inputs, including quoted prices in active markets, market indices and interest rate measurements. Within the hierarchy of fair value measurements, these are Level 2 fair values.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
20. Consolidated Statements of Cash Flows Information
    Supplemental cash flow information were as follows:

	Nine Months Ended
	September 26, 2020	September 28, 2019
Net cash paid (received) during the periods for:
Interest	$36,223	42,911
Income taxes	$40,602	100,544

Supplemental schedule of non-cash investing and financing activities:
Additions to property, plant and equipment	$44,245	21,021

Fair value of net assets acquired in acquisition	$3,147	82,394
Liabilities assumed in acquisition	(3,147)	(5,547)
	$—	76,847

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

Due to its global footprint, Mohawk’s business is sensitive to macroeconomic events in the United States and abroad. The current environment has placed unprecedented demands on the Company's operations as the COVID-19 pandemic has caused disruptions to the Company's markets and facilities around the world. While the near-term economic and financial impact of the COVID-19 pandemic is improving in our residential markets, the Company expects that it will continue to see fluctuating demand across a number of its markets. During the quarter, the Company continued actions prompted by the evolving health crisis to enhance future performance including site closings, other facility and product rationalizations and workforce reductions. We anticipate these global actions will deliver annual savings of approximately $110 to $120 million, with an estimated cost of approximately $160 million.

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

For the three months ended September 26, 2020, net earnings attributable to the Company were $205.1 million, or diluted earnings per share (“EPS”) of $2.87, compared to net earnings attributable to the Company of $155.5 million, or diluted EPS of $2.15 for the three months ended September 28, 2019.

For the nine months ended September 26, 2020, net earnings attributable to the Company were $267.4 million, or diluted EPS of $3.75, compared to net earnings attributable to the Company of $479.5 million, or diluted EPS of $6.61 for the nine months ended September 28, 2019. The Company's operations and net earnings for the period were unfavorably affected by disruptions caused by the COVID-19 pandemic. The change in EPS was primarily attributable to the unfavorable net impact of lower volumes, costs due to reducing production, the unfavorable net impact of price and product mix, and higher restructuring, acquisition and integration-related costs that were partially offset by productivity gains, lower inflation, and lower startup costs.

For the nine months ended September 26, 2020, the Company generated $1,362.0 million of cash from operating activities. As of September 26, 2020, the Company had cash and cash equivalents of $781.2 million, of which $528.8 million was in the United States and $252.4 million was in foreign countries, in addition to $407.8 million in short-term investments. On May 14, 2020, the Company issued $500.0 million of 3.625% senior notes due May 15, 2030, which the Company used to pay off its delayed draw term loan facility. On June 12, 2020, a subsidiary of the Company issued €500.0 million of 1.750% senior notes due June 12, 2027, which the Company has used to strengthen its balance sheet in light of the COVID-19 crisis.

Recent Events

On October 26, 2020, the Company's Board of Directors approved a new share repurchase program, authorizing the Company to repurchase up to $500 million of its common stock. In addition to this 2020 Share Repurchase Program, $57.1 million of the Company’s common stock remains available for repurchase under the Company’s previously approved 2018 Share Repurchase Program. The Board of Directors authorized the 2020 Share Repurchase Program and reinstated the 2018 Share Repurchase Program after considering the Company's liquidity position and strong cash flows.

Results of Operations

Quarter Ended September 26, 2020, as compared with Quarter Ended September 28, 2019

Net sales

Net sales for the three months ended September 26, 2020 were $2,574.9 million, reflecting an increase of $55.7 million, or 2.2%, from the $2,519.2 million reported for the three months ended September 28, 2019. The increase was primarily attributable to higher volumes of approximately $76 million, partially offset by the unfavorable net impact of price and product mix of approximately $19 million.

Global Ceramic segment—Net sales decreased $5.1 million, or 0.6%, to $911.3 million for the three months ended September 26, 2020, compared to $916.4 million for the three months ended September 28, 2019. The decrease was primarily attributable to the unfavorable net impact from foreign exchange rates of approximately $23 million, and the unfavorable net impact of price and product mix of approximately $7 million, partially offset by higher volumes of approximately $25 million.

Flooring NA segment—Net sales decreased $19.6 million, or 2.0%, to $982.3 million for the three months ended September 26, 2020, compared to $1,001.9 million for the three months ended September 28, 2019. The decrease was primarily attributable to lower volumes of approximately $17 million, and the unfavorable net impact of price and product mix of approximately $3 million.

Flooring ROW segment—Net sales increased $80.4 million, or 13.4%, to $681.3 million for the three months ended September 26, 2020, compared to $600.9 million for the three months ended September 28, 2019. The increase was primarily attributable to higher volumes of approximately $69 million, the favorable net impact from foreign exchange rates of approximately $21 million, partially offset by the unfavorable net impact of price and product mix of approximately $10 million.

Gross profit

Gross profit for the three months ended September 26, 2020 was $706.2 million (27.4% of net sales), an increase of $14.5 million or 2.1%, compared to gross profit of $691.7 million (27.5% of net sales) for the three months ended September 28, 2019. As a percentage of net sales, gross profit decreased 10 basis points. The increase in gross profit dollars was primarily attributable to lower inflation of approximately $24 million, productivity gains of approximately $24 million, and favorable net impact of higher volumes of approximately $18 million, partially offset by the unfavorable net impact of price and product mix of approximately $34 million and higher restructuring, acquisition and integration-related costs of approximately $16 million.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended September 26, 2020 were $443.5 million (17.2% of net sales), a decrease of $8.0 million compared to $451.5 million (17.9% of net sales) for the three months ended September 28, 2019. As a percentage of net sales, selling, general and administrative expenses decreased 70 basis points. The decrease in selling, general and administrative expenses in dollars was primarily attributable to productivity gains of $21 million, partially offset by the higher restructuring, acquisition and integration-related costs of approximately $6 million, and higher inflation of approximately $4 million.

Operating income

Operating income for the three months ended September 26, 2020 was $262.7 million (10.2% of net sales) reflecting an increase of $22.5 million, or 9.4%, compared to operating income of $240.2 million (9.5% of net sales) for the three months ended September 28, 2019. The increase in operating income was primarily attributable to approximately $45 million of productivity gains, lower inflation of approximately $20 million and the favorable net impact due to higher volumes of approximately $15 million, partially offset by the unfavorable net impact of price and product mix of approximately $34 million and higher restructuring, acquisition and integration-related costs of approximately $23 million.

Global Ceramic segment—Operating income was $74.0 million (8.1% of segment net sales) for the three months ended September 26, 2020 reflecting a decrease of $9.3 million compared to operating income of $83.3 million (9.1% of segment net sales) for the three months ended September 28, 2019. The decrease in operating income was primarily attributable to higher restructuring, acquisition and integration-related costs of approximately $19 million, the unfavorable net impact of price and product mix of approximately $12 million, the unfavorable net impact from foreign exchange rates of approximately $3 million, partially offset by productivity gains of approximately $16 million, favorable net impact of higher volumes of approximately $7 million and lower inflation of approximately $2 million.

Flooring NA segment—Operating income was $74.3 million (7.6% of segment net sales) for the three months ended September 26, 2020 reflecting a decrease of $8.5 million compared to operating income of $82.8 million (8.3% of segment net sales) for the three months ended September 28, 2019. The decrease in operating income was primarily attributable to the unfavorable net impact of lower volumes of approximately $13 million, the unfavorable net impact of price and product mix of approximately $12 million, and higher restructuring, acquisition and integration-related costs of approximately $2 million, partially offset by productivity gains of approximately $14 million and lower inflation of approximately $5 million.

Flooring ROW segment—Operating income was $129.1 million (19.0% of segment net sales) for the three months ended September 26, 2020 reflecting an increase of $46.1 million compared to operating income of $83.0 million (13.8% of segment net sales) for the three months ended September 28, 2019. The increase in operating income was primarily attributable to favorable net impact of higher volumes of approximately $20 million, approximately $15 million of productivity gains and lower inflation of approximately $15 million and lower restructuring, acquisition and integration-related costs of approximately $2 million, partially offset by the unfavorable net impact of price and product mix of approximately $10 million.

Interest expense

Interest expense was $14.9 million for the three months ended September 26, 2020, reflecting an increase of $5.6 million compared to interest expense of $9.3 million for the three months ended September 28, 2019. The increase in interest expense was primarily due to a shift from a mix of fixed and floating rate debt, with a lower average interest rate, to exclusively fixed rate debt, which carries a higher average interest rate.

Other expense (income), net

Other income, net was $0.7 million for the three months ended September 26, 2020, reflecting an favorable change of $53.4 million compared to other expense, net of $52.7 million for the three months ended September 28, 2019. The change was primarily attributable to an impairment charge of $65.2 million related to the Company's net investment in a manufacturer and distributor of ceramic tile in China during the three months ended September 28, 2019.

Income tax expense

For the three months ended September 26, 2020, the Company recorded income tax expense of $43.2 million on earnings before income taxes of $248.6 million, for an effective tax rate of 17.4%, as compared to an income tax expense of $22.5 million on earnings before income taxes of $178.2 million, for an effective tax rate of 12.6% for the three months ended September 28, 2019. The difference in the effective tax rates for the comparative periods was caused by the geographical dispersion of profits and losses and non-recurring items associated with the impairment of the Company's net investment in a manufacturer and distributor of ceramic tile in China, a true-up related to U.S. taxes imposed on foreign income as part of the Tax Cut and Jobs Act, and a one-time cash repatriation.

Nine Months Ended September 26, 2020, as compared with Nine Months Ended September 28, 2019

Net sales

Our global sales were affected by broader economic issues related to the COVID-19 pandemic resulting in decreased demand during the period. Net sales for the nine months ended September 26, 2020 were $6,910.4 million, reflecting a decrease of $635.8 million, or 8.4%, from the $7,546.2 million reported for the nine months ended September 28, 2019. The decrease was primarily attributable to lower volumes of approximately $463 million, unfavorable net impact of price and product mix of approximately $96 million and the unfavorable net impact from foreign exchange rates of approximately $76 million.

Global Ceramic segment—Net sales decreased $259.7 million, or 9.4%, to $2,513.1 million for the nine months ended September 26, 2020, compared to $2,772.8 million for the nine months ended September 28, 2019. The decrease was primarily attributable to lower volumes of approximately $176 million, the unfavorable net impact from foreign exchange rates of approximately $60 million, and unfavorable net impact of price and product mix of approximately $24 million.

Flooring NA segment—Net sales decreased $276.6 million, or 9.5%, to $2,630.7 million for the nine months ended September 26, 2020, compared to $2,907.3 million for the nine months ended September 28, 2019. The decrease was primarily attributable to lower volumes of approximately $240 million and the unfavorable net impact of price and product mix of approximately $37 million.

Flooring ROW segment—Net sales decreased $99.4 million, or 5.3%, to $1,766.6 million for the nine months ended September 26, 2020, compared to $1,866.0 million for the nine months ended September 28, 2019. The decrease was primarily attributable to lower volumes of approximately $47 million, unfavorable net impact of price and product mix of approximately $36 million, and the unfavorable net impact from foreign exchange rates of approximately $17 million.

Gross profit

The Company experienced increased costs associated with short-term reductions in manufacturing output in addition to decreased demand as a result of the disruptions caused by the COVID-19 pandemic. Gross profit for the nine months ended September 26, 2020 was $1,692.6 million (24.5% of net sales), a decrease of $360.6 million or 17.6%, compared to gross profit of $2,053.2 million (27.2% of net sales) for the nine months ended September 28, 2019. As a percentage of net sales, gross profit decreased 270 basis points. The decrease in gross profit dollars was primarily attributable to the unfavorable net impact of lower volumes of approximately $179 million, costs due to reducing production of approximately $122 million, the unfavorable net impact of price and product mix of approximately $91 million, and higher restructuring, acquisition and integration-related costs of approximately $52 million, partially offset by lower inflation of approximately $54 million and productivity gains of approximately $37 million.

Selling, general and administrative expenses

Selling, general and administrative expenses for the nine months ended September 26, 2020 were $1,339.3 million (19.4% of net sales), a decrease of $41.5 million compared to $1,380.8 million (18.3% of net sales) for the nine months ended September 28, 2019. As a percentage of net sales, selling, general and administrative expenses increased 110 basis points. The decrease in selling, general and administrative expenses in dollars was primarily attributable to productivity gains of $72 million, the favorable net impact from foreign exchange rates of approximately $13 million, and approximately $6 million of lower startup costs, partially offset by the higher restructuring, acquisition and integration-related costs of approximately $29 million, approximately $13 million of costs associated with investments in new product development, sales personnel and marketing and higher inflation of approximately $10 million.

Operating income

As previously discussed, our operations for the period were negatively impacted by disruptions from the COVID-19 pandemic resulting in decreased demand and increased costs associated with short-term reductions in manufacturing output. Operating income for the nine months ended September 26, 2020 was $353.3 million (5.1% of net sales) reflecting a decrease of $319.1 million, or 47.5%, compared to operating income of $672.4 million (8.9% of net sales) for the nine months ended September 28, 2019. The decrease in operating income was primarily attributable to the unfavorable net impact due to lower volumes of approximately $176 million, costs due to reducing production of approximately $122 million, the unfavorable net impact of price and product mix of approximately $92 million, higher restructuring, acquisition and integration-related costs of approximately $80 million, and approximately $13 million of costs associated with investments in new product development, sales personnel and marketing, partially offset by productivity gains of $109 million, lower inflation of approximately $44 million and approximately $16 million of lower startup costs.

Global Ceramic segment—Operating income was $88.2 million (3.5% of segment net sales) for the nine months ended September 26, 2020 reflecting a decrease of $195.4 million compared to operating income of $283.6 million (10.2% of segment net sales) for the nine months ended September 28, 2019. The decrease in operating income was primarily attributable to costs due to reducing production of approximately $73 million, the unfavorable net impact of lower volumes of approximately $65 million, higher restructuring, acquisition and integration-related costs of approximately $50 million, and the unfavorable net impact of price and product mix of approximately $40 million, partially offset by productivity gains of approximately $41 million.

Flooring NA segment—Operating income was $65.0 million (2.5% of segment net sales) for the nine months ended September 26, 2020 reflecting a decrease of $83.0 million compared to operating income of $148.0 million (5.1% of segment net sales) for the nine months ended September 28, 2019. The decrease in operating income was primarily attributable to the unfavorable net impact of lower volumes of approximately $85 million, costs due to reducing production of approximately $32 million and the unfavorable net impact of price and product mix of approximately $22 million, partially offset by productivity gains of approximately $35 million and lower inflation of approximately $22 million.

Flooring ROW segment—Operating income was $234.4 million (13.3% of segment net sales) for the nine months ended September 26, 2020 reflecting a decrease of $37.7 million compared to operating income of $272.1 million (14.6% of segment net sales) for the nine months ended September 28, 2019. The decrease in operating income was primarily attributable to the unfavorable net impact of price and product mix of approximately $30 million, unfavorable net impact of lower volumes of approximately $27 million, higher restructuring, acquisition and integration-related costs of approximately $21 million, costs due to reducing production of approximately $16 million, and approximately $8 million of costs associated with investments in new product development, sales personnel and marketing, partially offset by lower inflation of approximately $33 million and productivity gains of approximately $31 million.

Interest expense

Interest expense was $36.5 million for the nine months ended September 26, 2020, reflecting an increase of $6.2 million compared to interest expense of $30.3 million for the nine months ended September 28, 2019. The increase in interest expense was primarily due to a shift from a mix of fixed and floating rate debt, with a lower average interest rate, to exclusively fixed rate debt, which carries a higher average interest rate.

Other expense (income), net

Other expense, net was $6.0 million for the nine months ended September 26, 2020, reflecting a favorable change of $39.9 million compared to other expense, net of $45.9 million for the nine months ended September 28, 2019. The change was primarily attributable to an impairment charge of $65.2 million related to the Company's net investment in a manufacturer and distributor of ceramic tile in China during the nine months ended September 28, 2019.

Income tax expense

For the nine months ended September 26, 2020, the Company recorded income tax expense of $43.5 million on earnings before income taxes of $310.8 million for an effective tax rate of 14.0%, as compared to an income tax expense of $116.3 million on earnings before income taxes of $596.2 million, for an effective tax rate of 19.5% for the nine months ended September 28, 2019. The difference in the effective tax rates for the comparative periods was caused by the geographical dispersion of profits and losses and non-recurring items associated with the impairment of the Company's net investment in a manufacturer and distributor of ceramic tile in China, a true-up related to US taxes imposed on foreign income as part of the Tax Cut and Jobs Act, and a one-time cash repatriation.

Liquidity and Capital Resources

The Company’s primary capital requirements are for working capital, capital expenditures and acquisitions. The Company’s capital needs are met primarily through a combination of internally generated funds, commercial paper, bank credit lines, term and senior notes and credit terms from suppliers.

Management has and will continue to evaluate its liquidity needs and strategy regarding capital resources as the economic crisis caused by the COVID-19 pandemic evolves. As discussed below, the Company recently issued $500.0 million of 3.625% senior notes, and a subsidiary of the Company issued €500.0 million of 1.750% senior notes, with ten and seven-year terms, respectively. The Company has taken multiple actions including managing inventory and production capacity, and reduced headcount through furloughs and layoffs. Management believes these actions along with cash secured from increased borrowing and continuing operations will allow the Company to take advantage of new opportunities.

Net cash provided by operating activities in the first nine months of 2020 was $1,362.0 million, compared to net cash provided by operating activities of $978.1 million in the first nine months of 2019. The increase of $383.9 million in 2020 was primarily attributable to changes in working capital partially offset by lower net earnings.

Net cash used in investing activities in the first nine months of 2020 was $630.7 million compared to net cash used in investing activities of $474.5 million in the first nine months of 2019. The increase was primarily due to an increase in the purchases of short term investments of $373.3 million (net of redemption of short-term investments), partially offset by reduced capital expenditures of $140.2 million and a decrease in acquisition costs of $76.8 million. In an effort to manage liquidity during the COVID-19 crisis, management is reducing near-term capital expenditures and expects to reduce its spend for the remainder of 2020.

Net cash used in financing activities in the first nine months of 2020 was $69.0 million compared to net cash used in financing activities of $510.3 million in the nine months of 2019. The cash used in financing activities is primarily attributable to the proceeds from the Senior Notes of $735.3 million (net of repayments of $326.9 million), the net pay down on commercial paper of $316.5 million and fewer share repurchases of $8.0 million. Additionally, on April 15, 2020, the Company borrowed $500.0 million on the Term Loan Facility, which was repaid on May 15, 2020.

As of September 26, 2020, the Company had cash of $781.2 million, of which $252.4 million was held outside the United States. The Company plans to permanently reinvest the cash held outside the United States. The Company believes that its cash and cash equivalents on hand, cash generated from operations and availability under its existing credit facilities will be sufficient to meet its capital expenditure, working capital and debt servicing requirements over at least the next twelve months. The Company continually evaluates its projected needs and may conduct additional debt financings, subject to market conditions, to increase its liquidity and to take advantage of attractive financing opportunities.

On October 26, 2020, the Company's Board of Directors approved a new share repurchase program, authorizing the Company to repurchase up to $500 million of its common stock. In addition to this 2020 Share Repurchase Program, $57.1 million of the Company’s common stock remains available for repurchase under the Company’s previously approved 2018 Share Repurchase Program. The Board of Directors authorized the 2020 Share Repurchase Program and reinstated the 2018 Share Repurchase Program after considering the Company's liquidity position and strong cash flows.

On October 25, 2018, the Company's Board of Directors approved a share repurchase program, authorizing the Company to repurchase up to $500 million of its common stock. The Company has purchased an aggregate of $442.9 million under the 2018 Share Repurchase Program through the first quarter of 2020 before previously suspending future repurchases due to the economic uncertainty resulting from the COVID-19 pandemic.

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

At the Company’s election, revolving loans under the Senior Credit Facility bear interest at annual rates equal to either (a) LIBOR for 1, 2, 3 or 6 month periods, as selected by the Company, plus an applicable margin ranging between 1.00% and 1.75% (1.125% as of September 26, 2020), or (b) the higher of the Wells Fargo Bank, National Association prime rate, the Federal Funds rate plus 0.5%, or the Eurocurrency Rate (as defined in the Senior Credit Facility) rate plus 1.0%, plus an applicable margin ranging between 0.00% and 0.75% (0.125% as of September 26, 2020). The Company also pays a commitment fee to the lenders under the Senior Credit Facility on the average amount by which the aggregate commitments of the lenders exceed utilization of the Senior Credit Facility ranging from 0.09% to 0.20% per annum (0.11% as of September 26, 2020). The applicable margins and the commitment fee are determined based on whichever of the Company’s Consolidated Net Leverage Ratio or its senior unsecured debt rating (or if not available, corporate family rating) results in the lower applicable margins and commitment fee (with applicable margins and the commitment fee increasing as that ratio increases or those ratings decline, as applicable).

The obligations of the Company and its subsidiaries in respect of the Senior Credit Facility are unsecured.

The Senior Credit Facility includes certain affirmative and negative covenants that impose restrictions on the Company’s financial and business operations, including limitations on liens, subsidiary indebtedness, fundamental changes, asset dispositions, dividends and other similar restricted payments, transactions with affiliates, future negative pledges, and changes in the nature of the Company’s business. The limitations contain customary exceptions or, in certain cases, do not apply as long as the Company is in compliance with the financial ratio requirements and is not otherwise in default. The Senior Credit Facility originally required the Company to maintain a Consolidated Interest Coverage Ratio of at least 3.00 to 1.00 and a Consolidated Net Leverage Ratio of no more than 3.75 to 1.00, each as of the last day of any fiscal quarter. However, on May 7, 2020 the Company amended the Senior Credit Facility to temporarily increase the minimum Consolidated Net Leverage Ratio to 4.75 to 1.00 and to increase the amount of certain adjustments to Net Income that are permitted to calculate the ratio. The relief provided by the amendment is in effect for the fiscal quarters ending on September 26, 2020 through (and including) the fiscal quarter ending December 31, 2021.

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

As of September 26, 2020, amounts utilized under the Senior Credit Facility included zero borrowings and $22.8 million of standby letters of credit related to various insurance contracts and foreign vendor commitments. Any outstanding borrowings under the Company's U.S. and European commercial paper programs reduce availability under the Senior Credit Facility. Including commercial paper borrowings, the Company has utilized $22.8 million under the Senior Credit Facility resulting in a total of $1,777.2 million available as of September 26, 2020.

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

The proceeds from the issuance of commercial paper notes will be available for general corporate purposes. As of September 26, 2020, there was zero outstanding under the U.S. commercial paper program, and the euro equivalent of zero under the European program.

Senior Notes

On June 12, 2020, Mohawk Finance completed the issuance and sale of €500.0 million aggregate principal amount of 1.750% Senior Notes (“1.750% Senior Notes”) due June 12, 2027. The 1.750% Senior Notes are senior unsecured obligations of Mohawk Finance and rank pari passu with all of Mohawk Finance's other existing and future senior unsecured indebtedness. The 1.750% Senior Notes are fully, unconditionally and irrevocably guaranteed by the Company on a senior unsecured basis. Interest on the 1.750% Senior Notes is payable annually in cash on June 12 of each year, commencing on June 12, 2021. The Company paid financing costs of $4.9 million in connection with the 1.750% Senior Notes. These costs were deferred and are being amortized over the term of the 1.750% Senior Notes.

On May 14, 2020, the Company completed the issuance and sale of $500.0 million aggregate principal amount of 3.625% Senior Notes (“3.625% Senior Notes”) due May 15, 2030. The 3.625% Senior Notes are senior unsecured obligations of the Company and rank pari passu with all of the Company’s existing and future unsecured indebtedness. Interest on the 3.625% Senior Notes is payable semi-annually in cash on May 15 and November 15 of each year, commencing on November 15, 2020. The Company paid financing costs of $5.6 million in connection with the 3.625% Senior Notes. These costs were deferred and are being amortized over the term of the 3.625% Senior Notes.

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

On May 18, 2018, Mohawk Finance completed the issuance and sale of €300.0 million aggregate principal amount of its Floating Rate Notes due May 18, 2020 (“2020 Floating Rate Notes”). The 2020 Floating Rate Notes were senior unsecured obligations of Mohawk Finance and ranked pari passu with all of Mohawk Finance’s other existing and future senior unsecured indebtedness. The 2020 Floating Rate Notes were fully, unconditionally and irrevocably guaranteed by the Company on a senior unsecured basis. These notes bore interest at a rate per annum, reset quarterly, equal to three-month EURIBOR plus 0.3% (but in no event would the interest rate be less than zero). Interest on the 2020 Floating Rate Notes is payable quarterly on August 18, November 18, February 18, and May 18 of each year. Mohawk Finance paid financing costs of $0.9 million in connection with the 2020 Floating Rate Notes. These costs were deferred and amortized over the term of the 2020 Floating Rate Notes. On May 18, 2020, the Company paid the remaining €300.0 million outstanding principal of the 2020 Floating Rate Notes utilizing cash on hand and borrowings under its commercial paper programs.

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

Contractual Obligations

The table below presents an update to the Company’s contractual obligations, as disclosed in the Company’s 2019 Annual Report filed on Form 10-K, solely to reflect the issuances of the 1.75% Senior Notes and 3.625% Senior Notes, as well as the redemption of the 2020 Floating Rate Notes.

	Total	2020	2021	2022	2023	2024	Thereafter
Contractual obligations and commitments:
Long-term debt, including current maturities	$745.5	(336.1)	—	—	—	—	1,081.6
Total	$745.5	(336.1)	—	—	—	—	1,081.6

Critical Accounting Policies and Estimates

Refer to Note 1 - General, and Note 6 - Receivables, net within our Condensed Consolidated Financial Statements of this Form 10-Q for a discussion of the Company’s updated accounting policies on Measurement of Credit Losses on Financial Instruments. The Company’s critical accounting policies and estimates are described in its 2019 Annual Report filed on Form 10-K.

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

As a result of the economic impact from COVID-19, the Company performed a qualitative assessment of whether the fair value of any of its reporting units or indefinite-lived intangible assets was more likely than not less than its carrying amount at March 28, 2020. The Company concluded neither goodwill nor any of its indefinite-lived intangible assets were impaired at March 28, 2020.  There were no factors or changes in circumstances to indicate a change to this assessment was required during the three month periods ended June 27, 2020, or September 26, 2020. However, while we have concluded that neither goodwill nor any of its indefinite-lived intangible assets were impaired during the quarter ended September 26, 2020, a prolonged pandemic could impact the Company’s assumptions utilized in the determination of the estimated fair values of the Company’s reporting units and indefinite-lived intangible assets significantly enough to trigger an impairment.  Hence, the Company continues to monitor the economic impact of COVID-19 and may be required to reassess impairment of goodwill or indefinite-lived intangible assets in future interim periods.

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

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of September 26, 2020.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

As of September 26, 2020, approximately 87% of the Company’s debt portfolio was comprised of fixed-rate debt and 13% was floating-rate debt. A 1.0 percentage point increase in the interest rate of the floating-rate debt would have resulted in an increase in interest expense of $0.9 million and $2.6 million for the three and nine months ended September 26, 2020.

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

Perfluorinated Compounds (“PFCs”) Litigation

In September 2016, the Water Works and Sewer Board of the City of Gadsden, Alabama (the “Gadsden Water Board”) filed an individual complaint in the Circuit Court of Etowah County, Alabama against certain manufacturers, suppliers, and users of chemicals containing specific PFCs, including the Company. In May 2017, the Water Works and Sewer Board of the Town of Centre, Alabama (the “Centre Water Board”) filed a similar complaint in the Circuit Court of Cherokee County, Alabama. The Gadsden Water Board and the Centre Water Board both seek monetary damages and injunctive relief claiming that their water supplies contain excessive amounts of PFCs. Certain defendants, including the Company, filed dispositive motions in each case arguing that the Alabama state courts lack personal jurisdiction over them. These motions were denied. In June and September 2018, certain defendants, including the Company, petitioned the Alabama Supreme Court for Writs of Mandamus directing each lower court to enter an order granting the defendants’ dispositive motions on personal jurisdiction grounds. The Alabama Supreme Court denied the petitions on December 20, 2019.  Certain defendants, including the Company, filed an Application for Rehearing with the Alabama Supreme Court asking the Court to reconsider its December 2019 decision. The Alabama Supreme Court denied the application for rehearing. On August 21, 2020, certain defendants, including the Company, petitioned the Supreme Court of the United States for review of the matter.

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

Putative Securities Class Action

On January 3, 2020, the Company and certain of its executive officers were named as defendants in a putative shareholder class action lawsuit filed in the United States District Court for the Northern District of Georgia (the "Securities Class Action"). The complaint alleges that defendants violated the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making materially false and misleading statements and that the officers are control persons under Section 20(a) of the Securities Exchange Act of 1934. The complaint is filed on behalf of shareholders who purchased shares of the Company’s common stock between April 28, 2017 and July 25, 2019 (“Class Period”). On June 29, 2020, an amended complaint was filed in the Securities Class Action against Mohawk and its CEO Jeff Lorberbaum, based on the same claims and the same Class Period. The amended complaint alleges that the Company (1) engaged in fabricating revenues by attempting delivery to customers that were closed and recognizing these attempts as sales; (2) overproduced product to report higher operating margins and maintained significant inventory that was not salable; and (3) valued certain inventory improperly or improperly delivered inventory with knowledge that it was defective and customers would return it. On October 27, 2020, defendants filed a motion to dismiss the amended complaint. The Company intends to vigorously defend against the claims.

Government Subpoenas

As previously disclosed, on June 25, 2020, the Company received subpoenas issued by the U.S. Attorney’s Office for the Northern District of Georgia (the "USAO") and the U.S. Securities and Exchange Commission (the "SEC") relating to matters similar to the allegations of wrongdoing raised by the Securities Class Action. The Company's Audit Committee, with the assistance of outside legal counsel, conducted a thorough internal investigation into these allegations. The Audit Committee has completed the investigation and concluded that the allegations of wrongdoing are without merit. The USAO and SEC investigations are ongoing, and the Company is cooperating fully with those authorities. The Company will continue to vigorously defend against the allegations of wrongdoing in the Securities Class Action and does not believe they have merit.

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

Derivative Actions

The Company and certain of its executive officers and directors were named as defendants in certain derivative actions filed in the United States District Court for the Northern District of Georgia on May 18, 2020 and August 6, 2020, respectively. The complaints allege that defendants breached their fiduciary duties to the Company by causing the Company to issue materially false and misleading statements. The complaints are filed on behalf of the Company and seek to remedy fiduciary duty breaches occurring from April 28, 2017 – July 25, 2019. On July 20, 2020, the Court granted a temporary stay of the litigation. Other shareholders of record have jointly moved to intervene in the derivative actions to stay the proceedings. The Court has not yet ruled on the motion to intervene. On October 21, 2020, the Court entered an Order consolidating the derivative actions and appointing Lead Counsel. The consolidated action will remain stayed pending the earlier of either the Securities Class Action defendants filing an answer to the operative complaint or the deadline to appeal the dismissal of the Securities Class Action. The Company intends to vigorously defend against the claims.

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

In March 2019, the Company received assessments from the Belgian tax authority for tax years 2011 through 2017 which were, as a result of the positive ruling of the Ghent Court of Appeal, cancelled in January 2020.

On March 10, 2020, a new notice of change was received for the year ending December 31, 2016, resulting in a tax assessment in the amount of €68.0 million, including penalties, but excluding interest, against which the Company filed a protest on April 10, 2020. The notice of change from the Belgian tax authority represents a change in position in which it intends to apply new laws enacted in 2018 to the Company's open tax years going back to 2009.

On October 22, 2020, a notice of change was received by the Company’s licensing subsidiary in Luxembourg, against which the Company will file a protest. The notice covers the years ending December 31, 2013 to December 31, 2018 and is based on the same facts underlying the original actions that were unsuccessfully tried and appealed by the Belgian government. The Company has not received assessments relating to the notice of change, and the potential liabilities for each tax year are not yet known.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

On October 26, 2020, the Company's Board of Directors approved a new share repurchase program, authorizing the Company to repurchase up to $500 million of its common stock. In addition to this 2020 Share Repurchase Program, $57.1 million of the Company’s common stock remains available for repurchase under the Company’s previously approved 2018 Share Repurchase Program. The Board of Directors authorized the 2020 Share Repurchase Program and reinstated the 2018 Share Repurchase Program after considering the Company's liquidity position and strong cash flows.

Under the Share Repurchase Programs, the Company may purchase common stock in open market transactions, block or privately negotiated transactions, and may from time to time purchase shares pursuant to trading plans in accordance with Rules 10b5-1 or 10b-18 under the Exchange Act or by any combination of such methods. The number of shares to be purchased and the timing of the purchases are based on a variety of factors, including, but not limited to, the level of cash balances, credit availability, debt covenant restrictions, general business conditions, regulatory requirements, the market price of the Company’s stock and the availability of alternative investment opportunities. No time limit was set for completion of repurchases under the Share Repurchase Programs and the Share Repurchase Programs may be suspended or discontinued at any time.

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

MOHAWK INDUSTRIES, INC.
(Registrant)

Dated:	October 30, 2020	By:	/s/ Jeffrey S. Lorberbaum
JEFFREY S. LORBERBAUM
Chairman and Chief Executive Officer
(principal executive officer)

Dated:	October 30, 2020	By:	/s/ Frank H. Boykin
FRANK H. BOYKIN
Chief Financial Officer
(principal financial officer)