Form 10-K
period 2020-12-31
MOHAWK INDUSTRIES INC
filed 2021-02-24
CIK 851968

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[Mark One]

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the Common Stock of the Registrant held by non-affiliates (excludes beneficial owners of more than 10% of the Common Stock) of the Registrant (57,880,506 shares) on June 26, 2020 (the last business day of the Registrant’s most recently completed fiscal second quarter) was $5,539,743,229. The aggregate market value was computed by reference to the closing price of the Common Stock on such date.
Number of shares of Common Stock outstanding as of February 22, 2021: 70,226,354 shares of Common Stock, $.01 par value. Mohawk Industries, Inc. common stock trades on the New York Stock Exchange under symbol MHK.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the 2021 Annual Meeting of Stockholders-Part III.

PART I

Item 1.Business

Unless this Form 10-K indicates otherwise or the context otherwise requires, the terms “we,” “our,” “us,” “Mohawk,” or “the Company” as used in this Form 10-K refer to Mohawk Industries, Inc.

General

Mohawk is a leading global flooring manufacturer that creates products to enhance residential and commercial spaces around the world. The Company’s vertically integrated manufacturing and distribution processes provide competitive advantages in carpet, rugs, ceramic tile, laminate, wood, stone, luxury vinyl tile (“LVT”) and sheet vinyl flooring. The Company’s industry-leading innovation develops products and technologies that differentiate its brands in the marketplace and satisfy all flooring-related remodeling and new construction requirements. The Company’s brands are among the most recognized in the industry and include American Olean®, Daltile®, Durkan®, Eliane®, Feltex®, Godfrey Hirst®, IVC®, Karastan®, Marazzi®, Mohawk®, Pergo®, Quick-Step® and Unilin®. During the past two decades, the Company has transformed its business from an American carpet manufacturer into the world’s largest flooring company with operations in Australia, Brazil, Canada, Europe, India, Malaysia, Mexico, New Zealand, Russia, United Kingdom and the United States. The Company had annual net sales in 2020 of $9.6 billion. Approximately 60% of this amount was generated by sales in the United States and approximately 40% was generated by sales outside the United States. The Company has three reporting segments, Global Ceramic, Flooring North America (“Flooring NA”) and Flooring Rest of the World (“Flooring ROW”) with their 2020 net sales representing 36%, 38% and 26%, respectively, of the Company’s total revenue. Selected financial information for the three segments, geographic net sales and the location of long-lived assets are set forth in Note 18-Segment Reporting.

The Global Ceramic Segment designs, manufactures, sources, distributes and markets a broad line of ceramic, porcelain and natural stone tile products used for floor and wall applications in residential and commercial channels for both remodeling and new construction.  In addition, the Global Ceramic Segment manufactures, sources and distributes other products, including natural stone, quartz and porcelain slab countertops, as well as installation materials. The Global Ceramic Segment markets and distributes its products under various brands, including the following:  American Olean, Daltile, Eliane, EmilGroup®, KAI®, Kerama Marazzi, Marazzi and Ragno®. The Segment sells its products through company-owned and franchised operations, independent distributors, home centers, floor covering retailers, ceramic specialists, commercial contractors and commercial end users. The Global Ceramic Segment operations are vertically integrated from the production of raw material for body and glaze preparation to the manufacturing and distribution of ceramic and porcelain tile and countertops.

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

The Flooring ROW Segment designs, manufactures, sources and distributes a wide variety of laminate, LVT and sheet vinyl, wood flooring, broadloom carpet and carpet tile collections used in the residential and commercial markets for both remodeling and new construction. In addition, the Flooring ROW Segment manufactures roofing panels, insulation boards, mezzanine flooring, MDF and chipboards primarily for the European market. The Segment also licenses certain patents related to flooring manufacturing throughout the world. The Segment markets and distributes its products under various brands, including the following: Balterio®, Feltex, Godfrey Hirst, Hycraft®, IVC, Leoline®, Moduleo®, Pergo, Quick-Step, Unilin and Xtratherm®. The Segment sells its products through floor covering retailers, wholesalers, company-operated distributors independent distributors and home centers.

Business Strategy

Mohawk’s business strategy provides a consistent vision for the organization and focuses employees around the globe on key priorities. The strategy is cascaded down through the organization with an emphasis on five key points:

•Optimizing the Company’s position as the industry’s preferred provider by delivering exceptional value to customers;
•Treating employees fairly to retain the best organization;
•Driving innovation in all aspects of the business;
•Taking reasonable, well considered risks to grow the business; and
•Enhancing the communities in which the Company operates.

The Mohawk business strategy provides continuity for the Company’s operating principles and ensures a focus on exceeding customer expectations.

Strengths

Market Position

Mohawk’s fashionable and innovative products, successful participation in all sales channels, creative marketing programs and extensive sales resources have enabled the Company to build market leadership positions in multiple geographies, primarily North America, Brazil, Europe, Russia and Australasia, as well as to export products to more than 170 countries. In North America, Mohawk’s largest marketplace, the Company has leveraged its brands, broad offering and award-winning merchandising to build strong positions across all product categories. In Europe and Russia, similar advantages have supported market leadership in ceramic tile, premium laminate and sheet vinyl. The Company also has established a strong position in the fast-growing LVT market in the U.S. and Europe following the 2015 acquisition of IVC and subsequent investments to expand production. The 2018 acquisition of Godfrey Hirst provided the Company with the largest market position in carpet in Australasia to complement the leading hard surface presence that the Company had grown through its earlier acquisitions of national distributors in both Australia and New Zealand. In 2018, the Company acquired Eliane, a leading ceramic tile manufacturer in Brazil, the world’s third largest ceramic market. The Eliane brand is highly regarded for innovative design and strength in high-end porcelain floor and wall tile. The Company believes Eliane is Brazil’s largest ceramic tile exporter.

Product Innovation

Mohawk drives performance through innovation and process improvements across all product categories. In ceramic, this includes proprietary Reveal Imaging® printing that replicates the appearance of other surfaces, such as long planks with the visuals and texture of natural wood as well as tiles that mimic natural stone, cement, textiles and other alternatives. The Company has patented an innovative new Clic-Fit™ installation technology for its Revo-Tile™ collection that significantly reduces the time and cost to install ceramic tile flooring. Given the frequent use of ceramic tile in kitchens and baths, the Company has also introduced numerous collections featuring antimicrobial treatment that becomes a permanent part of the product. In Italy and Russia, the Company manufactures large-scale porcelain slabs that replicate the look of stone but are harder and more durable. The slabs are being sold in the European and North American markets and are used for floors, walls and countertops. In the U.S., the Company manufactures quartz countertops that along with its stone and porcelain slabs, provide customers with a comprehensive array of surface options. In carpet, the Company introduced the unique Air.o™ unified soft surface collection that integrates a polyester pad into tufted carpet, offering consumers a hypoallergenic and moisture-resistant alternative to traditional carpet. The Company has also launched an innovative carpet backing called Recover™ that is hypoallergenic, latex and VOC free and is easier to install and seam. The Company’s exclusive fiber technologies include the proprietary bio-based SmartStrand® and its brand extensions that represented the first super-soft stain-resistant products on the market as well as the patented Continuum™ process that adds bulk and softness to polyester fiber, differentiating the Company’s products in this fast-growing component of the carpet market. These fiber advantages have been extended into the Company’s rug production, as well, adding luxurious feel and performance enhancements to the Company’s design leadership. In laminate, the Company’s patented Uniclic® installation technology revolutionized the category and has been extended into the LVT and wood categories, as well. The Company continues to deliver new innovations such as unique HydroSeal™ water-resistance that has extended the laminate category into kitchens and baths, more realistic visuals with GenuEdge® pressed bevel edges and surface embossing in register that precisely recreates the appearance of wood. As consumer preference for water-proof flooring has increased, the Company has introduced a propriety technology called WetProtect™ that makes the joints of installed laminate and LVT water tight and prevents liquid spills from reaching the subfloor. This technology has been uniquely applied to wood flooring with UltraWood™, which also features an advanced waterproof finish in addition to improved scratch, wear and dent resistance. The Company’s vinyl offerings reflect significant investments in leading-edge technology that yield incredibly realistic reproductions of stone, wood and other materials with embossed finishes that create more realistic visuals. To complement the beauty of its LVT collections, the Company has also enhanced the performance of its premium rigid products with a solid stone-plastic composite core and an enhanced lacquer finish to provide a dent proof, scratch resistant surface that can withstand today’s active family homes.

Operational Excellence

Mohawk’s highly efficient manufacturing and distribution assets serve as the foundation for successful growth. By leveraging continuous process improvement and automation, the Company’s operations drive innovation, quality and value. Through its commitment to sustainability practices, the Company has also optimized natural resources and raw materials. The Company has invested to expand capacity, introduce differentiated new products and improve efficiencies. In particular, the Company’s capital investments have improved recently acquired businesses by upgrading their product offerings, expanding their distribution and improving their productivity. For fifteen years, Mohawk’s training and development programs have been ranked among the best by Training magazine, and Forbes has designated Mohawk as one of the Best Large U.S. Employers.

Sustainability

The Company believes that it is the industry leader in sustainable products and processes. The Company’s extensive use of recycled content in its products includes the use of more than 7 billion plastic bottles (2019) to create polyester carpet fiber and more than 42 million pounds of tires to produce decorative crumb rubber mats. In all, the Company diverts more than 6.5 billion pounds of waste from landfills each year, with 50 of the Company’s manufacturing sites internally certified as Zero Process Waste to Landfill facilities. The Company’s commitment to sustainability extends beyond its products to resource utilization, including a 513-million-gallon reduction in water use since 2015, lower greenhouse gas emissions and increased energy efficiency. The Company also produces energy through solar panels, windmills and a waste-to-energy program using scrap material. The Company’s commitment to safety and wellness helps to retain a talented workforce. The Company currently operates 19 on-site, near-site or virtual Healthy Life Centers to assist employees with management of chronic conditions as well as the treatment of acute illness. The Company’s annual sustainability report details these and other initiatives and may be accessed at http://www.mohawksustainability.com.

Sales and Distribution

Global Ceramic Segment

The Global Ceramic Segment designs, markets, manufactures, distributes and sources a broad line of ceramic tile, porcelain tile and natural stone products, including natural stone, quartz and porcelain slab countertops. Products are distributed through various channels, including independent distributors, home centers, Company-operated service centers and stores, ceramic tile specialists, commercial contractors and directly to commercial end users. The business is organized with dedicated sales forces to address the specific customer needs of each distribution channel.

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

The Global Ceramic Segment markets its products under the American Olean, Daltile, Eliane, EmilGroup, KAI, Kerama Marazzi, Marazzi and Ragno brand names. These brands are supported by a fully integrated marketing program, displays, merchandising boards, literature, catalogs and websites. Innovative design, quality and response to changes in customer preference enhance recognition in the marketplace. The Company is focused on sales growth opportunities through innovative products and programs in both the residential and commercial channels for both remodeling and new construction.

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

The Flooring ROW Segment markets and sells laminate, LVT sheet vinyl, broadloom carpet, carpet tile and wood under the Balterio, Feltex, Godfrey Hirst, Hycraft, IVC, Leoline, Moduleo, Pergo and Quick-Step brands. The Flooring ROW Segment also sells private label laminate, wood and vinyl flooring products. The Company believes Quick-Step and Pergo are leading brand names in the European flooring industry, and that Godfrey Hirst and Feltex are leading brand names in the Australasian flooring market. In addition, the Flooring ROW Segment markets and sells insulation boards, roof panels, MDF and chipboards in Europe under the Unilin and Xtratherm brands. The Segment also licenses its intellectual property to flooring manufacturers throughout the world.

The Company uses regional distribution centers and direct shipping from manufacturing facilities to provide high-quality customer service and enhance the Company’s ability to plan and manage inventory requirements.

Advertising and Promotion

The Company’s brands are among the best known and most widely distributed in the industry. The Company vigorously supports the value and name recognition of its brands through traditional advertising channels, including numerous trade publications and unique promotional events that highlight product design and performance, as well as social media initiatives and Internet-based advertising. The Company has invested significantly in websites that educate consumers about the Company’s products, helping them to make informed decisions about purchases, and that identify local retailers that offer the Company’s collections. The Company offers its customers the award-winning Omnify™, an Internet platform that automatically syncs updated product and sales information between the Company and its U.S. aligned retailer websites, ensuring that consumers have access to the most accurate and timely information.

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

Manufacturing and Operations

Global Ceramic Segment

The Company’s ceramic tile manufacturing operations are vertically integrated from the production of raw material for body and glaze preparation to the manufacturing and distribution of ceramic and porcelain tile and quartz countertops. The Company believes that its manufacturing organization’s leading-edge technology offers competitive advantages due to its ability to create a differentiated product line consisting of one of the industry’s broadest offerings of colors, textures and finishes, as well as the industry’s largest offering of trim and decorative pieces. In addition, the Global Ceramic Segment also sources a portion of its collections to enhance its product offerings. The Global Ceramic Segment continues to invest in equipment that utilizes the latest technologies, which supports the Company's efforts to increase manufacturing capacity, improve efficiency, meet the growing demand for its innovative products and develop new capabilities.

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

Flooring ROW Segment

The Company’s laminate and vinyl flooring manufacturing operations in Europe are vertically integrated. The Company believes its Flooring ROW Segment has advanced equipment that results in competitive manufacturing in terms of cost and flexibility. In addition, the Flooring ROW Segment has significant manufacturing capability for wood flooring, LVT and sheet vinyl. The 2018 acquisition of Godfrey Hirst established vertically integrated broadloom carpet and carpet tile operations in Australia and New Zealand, including the production of wool yarn. The Flooring ROW Segment is also vertically integrated in carpet manufacturing, including tufting, weaving, dyeing, coating and finishing.

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

Inputs and Suppliers

Global Ceramic Segment

The principal raw materials used in the production of ceramic tile are clay, talc, feldspar, industrial minerals and glazes. The Company has long-term clay mining rights in North America, Russia, Bulgaria and Brazil that satisfy a portion of its clay requirements for producing tile. The Company also purchases a number of different grades of clay for the manufacture of its tile. Glazes are used on a significant percentage of manufactured tiles. Glazes consist of frit (ground glass), zircon, stains and other materials, with frit being the largest component. The Company manufactures a significant amount of its frit requirements. The Company believes that there is an adequate supply of all grades of clay, talc and industrial minerals that are readily available from a number of independent sources. If these suppliers were unable to satisfy the Company’s requirements, the Company believes that alternative supply arrangements would be available.

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

Industry and Competition

The Company is the largest flooring manufacturer in a fragmented industry composed of a wide variety of companies ranging from small, privately-held firms to large multinationals. In 2019, the U.S. floor covering industry reported $27.6 billion in sales, up approximately 1.1% over 2018’s sales of $27.3 billion. In 2019, the primary categories of flooring in the U.S., based on sales, were carpet and rugs (41.0%), resilient (includes sheet vinyl and LVT) and rubber (23.2%), ceramic tile (14.1%), wood (13.0%), stone (5.5%) and laminate (3.2%). In 2019, the primary categories of flooring in the U.S., based on square feet, were carpet and rugs (46.4%), resilient (includes sheet vinyl and LVT) and rubber (27.3%), ceramic tile (14.2%), wood (6.7%), laminate (4.0%) and stone (1.4%).  Each of these categories is influenced by the residential and commercial construction and residential and commercial remodeling end-use markets. These markets are influenced by many factors including changing consumer preferences, consumer confidence, spending for durable goods, interest rates, inflation, availability of credit, turnover in housing and the overall strength of the economy.

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

Global Ceramic Segment

Globally, the ceramic tile industry is significantly fragmented. Certain regions around the world have established sufficient capacity to allow them to meet domestic needs in addition to exporting product to other markets where their design and/or technical advantages may drive consumer preferences. Some mature markets have seen industry consolidation driven by mergers and acquisitions; however, most markets are comprised of many relatively small manufacturers all working with similar technologies, raw materials and designs. During 2019, the estimated global capacity for ceramic tile was 136 billion square feet - down slightly from the prior year primarily due to reduced production in China - with selling prices varying widely based on many factors, including supply within the market, materials used, size, shape and design. While the Company operates ceramic manufacturing facilities in eight countries, the Company has leveraged advantages in technology, design, brand recognition and marketing to extend exports of its products to approximately 150 countries. As a result of this global sales strategy, the Company faces competition in the ceramic tile market from a large number of foreign and domestic manufacturers, all of which compete for sales of ceramic tile to customers through multiple residential and commercial channels. The Company believes it is the largest manufacturer, distributor and marketer of ceramic tile in the world. The Company also believes it is the largest manufacturer, distributor and marketer of ceramic tile in specific markets, including the U.S., Europe and Russia, as well as maintaining leading positions in the Mexican and Brazilian markets. The Company has leveraged the advantages of its scale, product innovation and unique designs in these markets to solidify its leadership position, however the Company continues to face pressures in these markets from imported ceramic products as well as alternate flooring categories.

Flooring NA Segment

The North American flooring industry is highly competitive, with an increasing variety of product categories, shifting consumer preferences and pressures from imported products, particularly in the rug and hard surface categories. Based on industry publications, in 2019, the U.S. flooring industry had carpet and rug sales in excess of $11.3 billion out of the overall $27.6 billion market. Based on its 2019 net sales, the Company believes it is the largest producer of rugs and the second largest producer of carpet in the world. The Company differentiates its carpet and rug products in the market place through proprietary fiber systems, state-of-the-art manufacturing technologies and unique styling as well as leveraging the strength of some of the oldest and best-known brands in the industry. The Company also believes it is the largest manufacturer and distributor of laminate flooring in the U.S. as well as one of the largest manufacturers and distributors of wood flooring.  The Company’s leading position in laminate flooring is driven by the strength of its premium brands as well as technical innovations such as water resistance, realistic visuals, beveled edges, deeply embossed in register surfaces and patented installation technologies. The U.S. resilient industry is highly competitive, and according to industry publications, grew more than 18% in 2019. Based on industry publications, in 2019 LVT and sheet vinyl generated sales of $6.1 billion out of the $27.6 billion total U.S. flooring market. The Company believes that it is one of the largest manufacturers and distributors of LVT and sheet vinyl in the U.S. The Company’s sheet vinyl operations produce fiberglass backed products, which have proven more popular with consumers in the past several years due to superior performance and durability.

Flooring ROW Segment

The Company faces competition in the non-U.S. laminate, wood, LVT and sheet vinyl flooring business from a large number of domestic manufacturers as well as pressures from imports. The Company believes it is one of the largest manufacturers and distributors of laminate flooring in the world, with a focus on premium products, which the Company supplies under some of the best-known and most widely marketed brands in its regions. In addition, the Company believes it has a competitive advantage in its laminate flooring markets as a result of the Company’s industry-leading water resistance, realistic visuals and embossed-in-register surfaces as well as patented installation technologies, all of which allow the Company to differentiate its products in the areas of design, performance, installation and assembly. In wood flooring, the Company has extended the strength of its well-known laminate brands and its installation technologies to add value to its wood collections. The Company faces competition in the non-U.S. vinyl flooring channel from a large number of domestic and foreign manufacturers, but believes it has a competitive advantage in its LVT and sheet vinyl markets due to industry-leading design, patented technologies, brand recognition and vertical integration. The Company has elevated the performance of its sheet vinyl collections and is now aggressively placing the product in commercial applications. After initially extending its geographic footprint by acquiring national hard surface distributors in Australia and New Zealand, the Company acquired Godfrey Hirst in 2018, making the Company the largest manufacturer of carpet in both countries. The Company has integrated its soft and hard surface businesses to provide a comprehensive offering to residential and commercial customers in the region. In Australia and New Zealand, the Company faces competition from a large number of domestic and foreign manufacturers, but believes it has a competitive advantage in its carpet and hard surface offering due to industry-leading design, patented technologies, brand recognition and vertical integration of manufacturing and distribution. Through the 2015 acquisition of Xtratherm, the Company has extended its insulation panel business to the United Kingdom and Ireland while expanding sales in its core Benelux Region. The Company also expanded its European mezzanine flooring offering by acquiring German-based Berghoef in 2018.

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

Major Customers

During 2020, no single customer accounted for more than 10% of the Company’s total net sales, and the top 10 customers accounted for less than 20% of the Company’s total net sales. The Company believes the loss of one major customer would not have a material adverse effect on its business.

Human Capital

The Company’s management team recognizes the importance of its employees to the Company’s overall long-term success. The Company continues to focus on the recruitment, development, safety, engagement, and retention of its employees. The health and safety of the Company’s employees during the COVID-19 pandemic have been particularly important. The safety procedures the Company has put in place to prevent workplace transfer of the virus include strict policies on quarantining, audits and enforcement of social distancing, temperature scans, masks and sanitization standards.

As of December 31, 2020, the Company employed approximately 42,000 persons, consisting of approximately 19,600 in North America, approximately 14,600 in Europe and Russia and approximately 7,800 in other countries. The majority of the Company’s European and Russian manufacturing employees are members of unions. Less than 1% of the Company’s U.S. employees are party to a collective bargaining agreement. Additionally, the Company has not experienced any major strikes or work stoppages in recent years. The Company believes that its relations with its employees are good.

Available Information

The Company’s Internet address is https://www.mohawkind.com. The Company makes available the following reports it files on its website, free of charge, under the heading “Investors”:

•annual reports on Form 10-K;
•quarterly reports on Form 10-Q;
•current reports on Form 8-K; and
•amendments to the foregoing reports.
The foregoing reports are made available on the Company’s website as soon as practicable after they are filed with, or furnished to the Securities and Exchange Commission (“SEC”).

Item 1A.Risk Factors

In addition to the other information provided in this Form 10-K, the following risk factors should be considered when evaluating an investment in shares of the Company’s Common Stock. If any of the events described in these risks were to occur, it could have a material adverse effect on the Company’s business, financial condition and results of operations.

Industry and Economic Risks

The floor covering industry is sensitive to changes in general economic conditions, such as consumer confidence, income and spending, corporate and government spending, interest rate levels, availability of credit and demand for housing. Significant or prolonged declines in the U.S. or global economies could have a material adverse effect on the Company’s business.

Downturns in the U.S. and global economies, including as a result of the COVID-19 pandemic, negatively impact the floor covering industry and the Company’s business. During times of economic uncertainty or decline, end consumers tend to spend less on remodeling their homes, which is how the Company derives a majority of its sales. Likewise, new home construction - and the corresponding need for new flooring materials - tends to slow down during recessionary periods. There may be downturns in the foreseeable future that could cause the industry to deteriorate globally or in the local markets in which the Company operates. A significant or prolonged decline in residential or commercial remodeling or new construction activity could have a material adverse effect on the Company’s business and results of operations.

The Company faces intense competition in the flooring industry that could decrease demand for the Company’s products or force it to lower prices, which could have a material adverse effect on the Company’s business.

The floor covering industry is highly competitive. The Company faces competition from a number of manufacturers and independent distributors. Some of the Company’s competition is from companies located outside of the United States, and these competitors may benefit from lower input costs or state subsidies. Also, trade tariffs may impact both the Company and its competitors in different and unpredictable ways. Maintaining the Company’s competitive position may require substantial investments in the Company’s product development efforts, manufacturing facilities, distribution network and sales and marketing activities. Competitive pressures may also result in decreased demand for the Company’s products, force the Company to lower prices or prevent the Company from raising prices to keep up with inflation. Moreover, fluctuations in currency exchange rates and input costs may contribute to more attractive pricing for imports that compete with the Company’s products, which may put pressure on the Company’s pricing.  Any of these factors could have a material adverse effect on the Company’s business.

The COVID-19 pandemic has materially impacted our business, and will likely continue to impact our business in the future.

Mohawk generates sales in more than 170 countries and maintains manufacturing operations in 18 countries. Due to its large global footprint, Mohawk’s business is sensitive to macroeconomic events in the United States and abroad. While the near-term economic and financial impact of the COVID-19 pandemic is continuing to evolve and difficult to measure, based on current visibility, the Company expects that it will continue to see fluctuating demand across a number of its markets. In particular, pent up demand for travel and entertainment may reduce consumer willingness to make investments in the Company’s products as health conditions improve. Also, the Company has experienced and may continue to experience plant closures or slowdowns in productivity resulting from lower demand, health-based concerns, and government mandated closures.

During economic downturns, including the current downturn resulting from the COVID-19 pandemic, demand for the Company’s products may significantly decrease. This reduced demand may lead to lower sales and intensified competitive pressures.

The Company experienced certain disruptions to its business and further disruptions may occur that could materially affect the Company’s ability to obtain supplies, manufacture its products or deliver inventory in a timely manner. Future disruptions may result in lost revenue, additional costs or impairments to goodwill or other assets. Although we believe that we can manage our exposure to these risks, there is no guarantee that we will be able to do so in the future. The Company continues to follow the recommendations of local health authorities to minimize exposure risk for its employees, suppliers, customers and other stakeholders. The Company has implemented business continuity plans during the crisis and is attempting to minimize the pandemic’s impact, but it may be unable to adequately respond to further outbreaks in particular geographies and its operations may be materially impacted. The extent to which the COVID-19 pandemic may impact the Company’s results will depend on future developments, which are highly uncertain and cannot be predicted, including the successful implementation of vaccination programs and the continued fiscal support currently provided by governments in the Company’s markets. Accordingly, the COVID-19 pandemic and the related global reaction could have a material adverse effect on the Company’s business, results of operations and financial condition.

To the extent the COVID-19 pandemic adversely affects our business, financial conditions and results of operations it may also have the effect of heightening many of the other risks described in this “Risk Factor” section.

International Risks

The Company manufactures, sources and sells many products internationally and is exposed to risks associated with doing business globally.

The Company’s international activities are significant to its manufacturing capacity, revenues and profits; and the Company continues to expand internationally through the construction of new manufacturing operations and investments in existing ones. Currently, the Company’s Flooring ROW segment has significant operations in Europe, Russia, Brazil, Malaysia, Australia and New Zealand, and the Company’s Global Ceramic segment has significant operations in Brazil, Europe, Russia and Mexico. In addition, the Company sources raw materials and finished goods from multiple international locations.

The Company’s international sales, supply chain, operations and investments are subject to risks and uncertainties, including:

•changes in foreign country regulatory requirements;
•differing business practices associated with foreign operations;
•various import/export restrictions and the availability of required import/export licenses;
•imposition of foreign or domestic tariffs and other trade barriers;
•foreign currency exchange rate fluctuations;
•differing inflationary or deflationary market pressures;
•foreign country tax rules, regulations and other requirements, such as changes in tax rates and statutory and judicial interpretations in tax laws;
•differing labor laws and changes in those laws;
•work stoppages and disruptions in the shipping of imported and exported products;
•government price controls;
•extended payment terms and the inability to collect accounts receivable;
•potential difficulties repatriating cash from non-U.S. subsidiaries; and
•compliance with laws governing international relations, including those U.S. laws that relate to sanctions and corruption.

The Company cannot assure investors that it will succeed in developing and implementing policies and strategies to address the foregoing risks effectively in each location where the Company does business, and, therefore that the foregoing factors will not have a material adverse effect on the Company’s business.

The Company operates in emerging markets, including Brazil, eastern Europe, Malaysia, Mexico and Russia, and therefore has exposure to doing business in potentially unstable areas of the world.

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
•high incidences of corruption in state regulatory agencies;
•volatile inflation;
•widespread poverty and resulting political instability;
•compliance with laws governing international relations, including U.S. laws that relate to sanctions and corruption;
•immature legal and banking systems;
•uncertainty with respect to title to real and personal property;
•underdeveloped infrastructure;
•heavy state control of natural resources and energy supplies;
•state ownership of transportation and supply chain assets;
•high protective tariffs and inefficient customs processes; and
•high crime rates.

Changes in any one or a combination of these factors could have a material adverse effect on the Company’s business.

Fluctuations in currency exchange rates may impact the Company’s financial condition and results of operations and may affect the comparability of results between the Company’s financial periods.

The results of the Company’s foreign subsidiaries are translated into U.S. dollars from the local currency for consolidated reporting. The exchange rates between some of these currencies and the U.S. dollar in recent years have fluctuated significantly and may continue to do so in the future. The Company may not be able to manage effectively its currency translation risks, and volatility in currency exchange rates may have a material adverse effect on the Company’s consolidated financial statements and affect comparability of the Company’s results between financial periods.

Business and Operational Risks

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

The principal raw materials used in the Company’s manufacturing operations include triexta, nylon, polypropylene, and polyester resins and fibers, which are used in the Company’s carpet and rug business; clay, talc, feldspar and glazes, including frit (ground glass), zircon and stains, which are used in the Company’s ceramic tile business; wood, paper and resins, which are used in the Company’s wood and laminate flooring business; and glass fiber, plasticizers, and pvc resins, which are used in the Company’s sheet vinyl and luxury vinyl tile business. In addition to raw materials, the Company sources finished goods. For certain raw materials and sourced products, the Company is dependent on one or a small number of suppliers. An adverse change in the Company’s relationship with such a supplier, the financial condition of such a supplier or such supplier’s ability to manufacture or deliver such raw materials or sourced products to the Company could lead to an interruption of supply or require the Company to purchase more expensive alternatives. Also, the Company’s ability to obtain raw materials or source products at reasonable costs may be impacted by tariffs, global trade uncertainties and international crises, such as the COVID-19 pandemic. While the Company continues to monitor the COVID-19 pandemic and government restrictions enacted to address the pandemic, the near-term impact on its supply chain is unpredictable. An extended interruption in the supply of sourced products or raw materials used in the Company’s business or in the supply of suitable substitute materials or products would disrupt the Company’s operations, which could have a material adverse effect on the Company’s business.

The Company makes significant capital investments in its business and such capital investments may not be successful or achieve their intended results.

The Company’s business requires significant capital investment to expand capacity to support its growth, introduce new products, enter new markets and improve operating efficiencies.  The Company has historically made significant capital investments each year and will continue to make capital investments in future periods, including approximately $570-$590 million of capital investments in 2021. While the Company believes that many of its past capital investments have been successful, there is no guarantee that the return on investment from the Company’s recent or future capital projects will be sufficient to recover the expenses and opportunity costs associated with these projects.  Furthermore, a meaningful portion of the Company’s capital investment is based on forecasted growth in its business, which is subject to uncertainty such as general economic trends, including as a result of the COVID-19 pandemic, increased competition and consumer preferences.  If the Company does not accurately forecast its future capital investment needs, the Company could have excess capacity or insufficient capacity, either of which would negatively affect its revenues and profitability.

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

The Company intends to grow its business through a combination of organic growth and acquisitions. Growth through acquisitions involves risks, many of which may continue to affect the Company after the acquisition. The Company cannot give assurance that an acquired company will achieve the levels of revenue, profitability and production that the Company expects. Acquisitions may require the issuance of additional securities or the incurrence of additional indebtedness, which may dilute the ownership interests of existing security holders or impose higher interest costs on the Company. Additional challenges related to the Company’s acquisition strategy include:

•maintaining executive offices in different locations;
•manufacturing and selling different types of products through different distribution channels;
•conducting business from various locations;
•maintaining different operating systems and software on different computer hardware; and
•retaining key employees.

Failure to successfully manage and integrate an acquisition with the Company’s existing operations could lead to the potential loss of customers of the acquired business, the potential loss of employees who may be vital to the new operations, the potential loss of business opportunities or other adverse consequences that could have a material adverse effect on the Company’s business. Even if integration occurs successfully, failure of the acquisition to achieve levels of anticipated sales growth, profitability, or otherwise perform as expected, may result in goodwill or other asset impairments or otherwise have a material adverse effect on the Company’s business. Finally, acquisition targets may be subject to material liabilities that are not properly identified in due diligence and that are not covered by seller indemnification obligation or third-party insurance. The unknown liabilities of the Company’s acquisition targets may have a material adverse effect on the Company’s business.

In addition, the Company has made certain investments, including through joint ventures, in which the Company has a minority equity interest and lacks management and operational control. The controlling joint venture partner may have business interests, strategies or goals that are inconsistent with those of the Company. Business decisions or other actions or omissions of the controlling joint venture partner, or the joint venture company, may result in harm to the Company’s reputation or adversely affect the value of the Company’s investment in the joint venture.

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

The Company is subject to increasingly numerous and complex laws, regulations and licensing requirements in each of the jurisdictions in which the Company conducts business. In addition, new laws and regulations may be enacted in the U.S. or abroad, the compliance of which may require the Company to incur additional personnel-related, environmental, or other costs on an ongoing basis.

In particular, the Company’s operations are subject to various environmental, health and safety laws and regulations, including those governing air emissions, wastewater discharges, and the use, storage, treatment, recycling and disposal of materials and finished product. The applicable requirements under these laws are subject to amendment, to the imposition of new or additional requirements and to changing interpretations of agencies or courts. The Company may incur material costs in order to comply with new or existing regulations, including fines and penalties and increased costs of its operations. For example, Extended Producer Responsibility laws place a shared responsibility for post-consumer product management on various entities involved in the supply chain, including producers and manufacturers. Expansion of Extended Producer Responsibility legislation in the jurisdictions where the Company operates could impose additional responsibility on the Company in relation to the ultimate treatment or disposal of its products, which could lead to an increase in total costs related to the Company’s products. Also, the Company’s manufacturing facilities may become subject to further limitations on the emission of “greenhouse gases” due to public policy concerns regarding climate change issues or other environmental or health and safety concerns. While the form of any additional regulations cannot be predicted, a “cap-and-trade” system similar to the system that applies to the Company’s businesses in the European Union could be adopted in the United States. The Company’s manufacturing processes use a significant amount of energy, especially natural gas. Any such “cap-and-trade” system or other limitations imposed on the emission of “greenhouse gases” could require the Company to increase its capital expenditures, use its cash to acquire emission credits or restructure its manufacturing operations, any of which could have a material adverse effect on its business.

The Company’s business operations could suffer significant losses from natural disasters, catastrophes, fire, pandemics or other unexpected events.

Many of the Company’s business activities involve substantial investments in manufacturing facilities and many products are produced at a limited number of locations. These facilities could be materially damaged by natural disasters, such as floods, tornados, hurricanes and earthquakes, or by fire, pandemics (including COVID-19) or other unexpected events. The Company could incur uninsured losses and liabilities arising from such events, including damage to its reputation, and/or suffer material losses in operational capacity, which could have a material adverse impact on its business.

The Company may be exposed to litigation, claims and other legal proceedings relating to its products, operations and compliance with various laws and regulations, which could have a material adverse effect on the Company’s business.

In the ordinary course of business, the Company is subject to a variety of product-related claims, lawsuits and legal proceedings, including those relating to product liability, product warranty, product recall, personal injury, and other matters. The Company is also subject to various claims related to its operations and its compliance with various corporate laws and regulations, including a putative securities class action and related matters described in Note 16, Commitments and Contingencies. A very large claim or several similar claims asserted by a large class of plaintiffs could have a material adverse effect on the Company’s business, if the Company is unable to successfully defend against or resolve these matters or if its insurance coverage is insufficient to satisfy any judgments against the Company or settlements relating to these matters. Although the Company has product liability insurance and other types of insurance, the policies may not provide coverage for certain claims against the Company or may not be sufficient to cover all possible liabilities. Further, the Company may not be able to maintain insurance at commercially acceptable premium levels. Moreover, adverse publicity arising from claims made against the Company, even if the claims are not successful, could adversely affect the Company’s reputation or the reputation and sales of its products.

The long-term performance of the Company’s business relies on its ability to attract, develop and retain talented management.

The Company’s ability to attract, develop and retain qualified and talented personnel in management, sales, marketing, product design, and operations, including in new international markets into which the Company may enter, is key to the Company’s overall success. The Company competes with multinational firms for these employees and invests resources in recruiting, developing, motivating and retaining them. The failure to attract, develop, motivate and retain key employees could negatively affect the Company’s competitive position and its operating results.

The Company’s inability to maintain its patent licensing revenues could have a material adverse effect on the Company’s business.

The profit margins of certain of the Company’s businesses, particularly the Company’s Flooring ROW Segment, depend in part upon the Company’s ability to obtain, maintain and license proprietary technology used in the Company’s principal product families. The Company has filed and is continuing to file patents relating to many different aspects of the Company’s products and associated methods and is generating patent license revenues on these diverse patents; however, certain revenue-producing patents have expired or will expire. The failure to develop alternative revenues to replace expired or invalidated patents in the future could have a material adverse effect on the Company’s business.

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

The Company has obtained and applied for numerous U.S. and foreign service marks and trademark registrations and will continue to evaluate the registration of additional service marks and trademarks, as appropriate. The Company cannot guarantee that any of the Company’s pending or future applications will be approved by the applicable governmental authorities. The failure to obtain trademark registrations in the U.S. and in other countries could limit the Company’s ability to protect its trademarks and impede its marketing efforts in those jurisdictions and could have a material effect on its business.

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

Third parties may claim that the Company infringed their intellectual property or proprietary rights, which could cause the Company to incur significant expenses or prevent the Company from selling its products.

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

Information Technology Risks

The Company relies on information systems in managing the Company’s operations and any system failure or deficiency of such systems may have an adverse effect on the Company’s business.

The Company’s businesses rely on sophisticated software applications to obtain, process, analyze and manage data. The Company relies on these systems to, among other things:

•facilitate the purchase, management, distribution, and payment for inventory items;
•manage and monitor the daily operations of the Company’s distribution network;
•receive, process and ship orders on a timely basis;
•manage accurate billing to and collections from customers;
•control logistics and quality control for the Company’s retail operations;
•manage financial reporting; and
•monitor point of sale activity.

The Company also relies on its computer hardware, software and network for the storage, delivery and transmission of data to the Company’s sales and distribution systems, and certain of the Company’s production processes are managed and conducted by computer.

Any event that causes interruptions to the input, retrieval and transmission of data or increase in the service time could disrupt the Company’s normal operations. There can be no assurance that the Company can effectively carry out its disaster recovery plan to handle the failure of its information systems, or that the Company will be able to restore its operational capacity within sufficient time to avoid material disruption to its business. The occurrence of any of these events could cause unanticipated disruptions in service, decreased customer service and customer satisfaction, harm to the Company’s reputation and loss or misappropriation of sensitive information, which could result in loss of customers, increased operating expenses and financial losses. Any such events could in turn have a material adverse effect on the Company’s business, financial condition, results of operations, and prospects.

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

Financial and Liquidity Risks

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

On October 18, 2019, the Company entered into a $1,800 million, senior revolving credit facility (the “Senior Credit Facility”) that provides for revolving credit, including limited amounts of credit in the form of letters of credit and swingline loans. Any outstanding borrowings under the Company’s U.S. and European commercial paper programs also reduce availability under the Senior Credit Facility. Including commercial paper borrowings, the Company has utilized approximately $0.8 million under the Senior Credit Facility resulting in a total of $1,799.2 million available as of December 31, 2020.

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

Additionally, the Company’s credit facilities include certain affirmative and negative covenants that impose restrictions on the Company’s financial and business operations, including limitations on liens, indebtedness, fundamental changes, asset dispositions, dividends and other similar restricted payments, transactions with affiliates, payments and modifications of certain existing debt, future negative pledges, and changes in the nature of the Company’s business. In addition, the Senior Credit Facility requires the Company to maintain a Consolidated Interest Coverage Ratio of at least 3.0 to 1.0 and a Consolidated Net Leverage Ratio of no more than 4.75 to 1.0 through December 31, 2021 and 3.75 after December 31, 2021. A failure to comply with the obligations contained in the Company’s current or future credit facilities or indentures relating to its outstanding public debt could result in an event of default or an acceleration of debt under other instruments that may contain cross-acceleration or cross-default provisions. The Company cannot be certain that it would have, or be able to obtain, sufficient funds to make these accelerated payments.

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

The Company is subject to the tax laws of the many jurisdictions in which it operates. These tax laws are complex, and the manner in which they apply to the Company’s facts is sometimes open to interpretation. In calculating the provision for income taxes, the Company must make judgments about the application of these inherently complex tax laws. The Company’s domestic and international tax liabilities are largely dependent upon the distribution of profit before tax among these many jurisdictions. However, the Company’s provision for income taxes also includes estimates of additional tax that may be incurred for tax exposures and reflects various estimates and assumptions, including assessments of future earnings of the Company that could impact the valuation of its deferred tax assets. The Company’s future results of operations and tax liability could be adversely affected by changes in the effective tax rate as a result of a change in the mix of earnings in countries with differing statutory tax rates, changes in the overall profitability of the Company, changes in tax legislation and rates, changes in generally accepted accounting principles, changes in the valuation of deferred tax assets and liabilities, changes in the amount of earnings permanently reinvested offshore, the results of audits and examinations of previously filed tax returns, and ongoing assessments of the Company’s tax exposures.

Forward-Looking Information

Certain of the statements in this Form 10-K, particularly those anticipating future performance, business prospects, growth and operating strategies, and similar matters, and those that include the words “could,” “should,” “believes,” “anticipates,” “expects” and “estimates” or similar expressions constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For those statements, Mohawk claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. There can be no assurance that the forward-looking statements will be accurate because they are based on many assumptions, which involve risks and uncertainties. The following important factors could cause future results to differ: changes in economic or industry conditions; competition; inflation and deflation in freight, raw material prices and other input costs; inflation and deflation in consumer markets; currency fluctuations; energy costs and supply; timing and level of capital expenditures; timing and implementation of price increases for the Company’s products; impairment charges; integration of acquisitions; international operations; introduction of new products; rationalization of operations; tax and tax reform, product and other claims; litigation; the risks and uncertainty related to the COVID-19 pandemic, regulatory and political changes in the jurisdictions in which the Company does business; and other risks identified in Mohawk’s SEC reports and public announcements.

Item 1B.Unresolved Staff Comments

None.

Item 2.Properties

The Company owns and leases manufacturing and distribution facilities worldwide. The table below lists the primary owned and leased facilities at December 31, 2020. The Company owns its Corporate Headquarters in Calhoun, GA. The Company also owns and operates service centers and stores in the United States and Russia, none of which are individually material. The Company believes its existing facilities are suitable for its present needs.

Segment and Property Use	North America	Europe and Russia	Other	Total

Global Ceramic
Manufacturing	8	11	2	21
Distribution / Warehouse	8	7	2	17

Flooring North America
Manufacturing	18	—	—	18
Distribution / Warehouse	11	—	—	11

Flooring Rest of the World
Manufacturing	—	16	5	21
Distribution / Warehouse	—	3	—	3

Total
Manufacturing	26	27	7	60
Distribution / Warehouse	19	10	2	31

Item 3.Legal Proceedings

The Company is involved in litigation from time to time in the regular course of its business. Except as noted elsewhere in this report, there are no material legal proceedings pending or known by the Company to be contemplated to which the Company is a party or to which any of its property is subject.

See Note 16. Commitments and Contingencies, and Note 15. Income Taxes, of the notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for a discussion of the Company’s legal proceedings.

Item 4.Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this annual report on Form 10-K.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for the Common Stock
The Company’s common stock, $0.01 par value per share (the “Common Stock”), is quoted on the New York Stock Exchange (“NYSE”) under the symbol “MHK.”
As of February 22, 2021, there were 222 holders of record of Common Stock. The Company has not paid or declared any cash dividends on shares of its Common Stock since completing its initial public offering. The payment of future cash dividends will be at the discretion of the Board of Directors and will depend upon the Company’s profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors.

Issuer Purchases of Equity Securities

On October 26, 2020, after considering the Company’s liquidity position and strong cash flows, the Company’s Board of Directors approved a new share repurchase program, authorizing the Company to repurchase up to $500 million of its common stock (“2020 Share Repurchase Program”). This was incremental to the previously approved 2018 Share Repurchase Program. In the fourth quarter 2020, the Company purchased $120.0 million of its common stock, exhausting the $57.1 million remaining under the 2018 Program as of October 26, 2020, and utilizing $62.8 million under the 2020 Program. As of December 31, 2020, there remains $437.2 million authorized under the 2020 Program.

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

Period	Total Number of Shares Purchased in Millions	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan in Millions	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan in Millions
September 28 through October 30, 2020	—	$—	—	$557.1
November 2 through November 27, 2020	0.3	$120.43	0.3	$518.1
November 30 through December 31, 2020	0.6	$133.67	0.6	$437.2
Total	0.9	$129.05	0.9

Item 6.Selected Financial Data

The following table sets forth the selected financial data of the Company for the periods indicated which information is derived from the consolidated financial statements of the Company. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and notes thereto included in Part II, Item 8 of this Form 10-K.

	As of or for the Years Ended December 31,
	2020	2019	2018(a)	2017	2016
	(In thousands, except per share data)
Statement of operations data:
Net sales	$9,552,197	9,970,672	9,983,634	9,491,290	8,959,087
Cost of sales	7,121,507	7,294,629	7,145,564	6,494,876	6,146,262
Gross profit	2,430,690	2,676,043	2,838,070	2,996,414	2,812,825
Selling, general and administrative expenses	1,794,688	1,848,819	1,742,744	1,642,241	1,532,882
Operating income	636,002	827,224	1,095,326	1,354,173	1,279,943
Interest expense	52,379	41,272	38,827	31,111	40,547
Other expense (income), net	(751)	36,407	7,298	5,205	(1,729)
Earnings before income taxes	584,374	749,545	1,049,201	1,317,857	1,241,125
Income tax expense	68,647	4,974	184,346	343,165	307,559
Net earnings including noncontrolling interests	515,727	744,571	864,855	974,692	933,566
Less: Net earnings attributable to noncontrolling interests	132	360	3,151	3,054	3,204
Net earnings attributable to Mohawk Industries, Inc.	$515,595	744,211	861,704	971,638	930,362

Basic earnings from continuing operations per share	$7.24	10.34	11.53	13.07	12.55
Basic earnings per share attributable to Mohawk Industries, Inc.	$7.24	10.34	11.53	13.07	12.55
Diluted earnings from continuing operations per share	$7.22	10.30	11.47	12.98	12.48
Diluted earnings per share attributable to Mohawk Industries, Inc.	$7.22	10.30	11.47	12.98	12.48

Balance sheet data:
Working capital	$2,992,406	1,716,874	1,243,057	1,417,612	753,192
Total assets	14,327,751	13,386,680	13,099,123	12,094,853	10,230,596
Long-term debt (including current portion)	2,734,142	2,569,886	3,257,974	2,763,578	2,511,485
Total stockholders’ equity	8,541,158	8,126,448	7,440,059	7,067,009	5,783,487

(a)During 2018, the Company acquired Godfrey Hirst Group, Eliane S/A Revestimentos Ceramicos (“Eliane”) and 3 businesses in Flooring ROW segment as discussed in Note 2 of the notes to consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview

The following discussion and analysis of the Company’s Results of Operations includes a comparison of fiscal 2020 to fiscal 2019. A similar discussion and analysis that compares fiscal 2019 to fiscal 2018 may be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Company’s Form 10-K for the fiscal year ended December 31, 2019.

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

Mohawk is a significant supplier of every major flooring category with manufacturing operations in 18 nations and sales in more than 170 countries. Based on its annual sales, the Company believes it is the world’s largest flooring manufacturer. A majority of the Company’s long-lived assets are located in the United States and Europe, which are also the Company’s primary markets. Additionally, the Company maintains operations in United Kingdom, Russia, Mexico, Australia, New Zealand, Brazil and other parts of the world. The Company is a leading provider of flooring for residential and commercial markets and has earned significant recognition for its innovation in design and performance as well as sustainability.

Due to its global footprint, Mohawk’s business is sensitive to macroeconomic events in the United States and abroad. The current environment has placed unprecedented demands on the Company’s operations as the COVID-19 pandemic has caused disruptions to the Company's markets and operations around the world. While the near-term economic and financial impact of the COVID-19 pandemic is improving in its residential markets, the Company expects that it will continue to see fluctuating demand across a number of its markets. In order to mitigate the impact of lower demand during the initial stages of the pandemic, the Company was able to utilize retention related tax credits and certain tax deferrals for employers where the Company has significant operations. During the year, the Company also completed actions prompted by the evolving health crisis to enhance future performance including site closings, other facility and product rationalizations and workforce reductions. The Company anticipates these global actions will deliver savings of approximately $100 to $110 million of which approximately $50 million was realized in 2020, with 2020 cost of $150 million.

The Company believes it has the experience and resources necessary to capitalize on opportunities that will arise as employees return to work around the world and macroeconomic conditions improve. The Company also believes it is well positioned with a strong balance sheet and limited debt. During 2020, the Company issued over $1 billion of long-term bonds to strengthen its ability to strategically invest and better position itself for the future. Finally, the Company is following the recommendations of local health authorities to minimize exposure risk for its employees, suppliers, customers and other stakeholders. For information on risk factors that could impact the Company’s results, please refer to “Risk Factors” in Part I, Item 1A of this Form 10-K.

In 2018, the Company completed five acquisitions: two that expanded the Company’s global footprint with leadership positions in major markets and three that extended the Company’s product offering and distribution in Europe. The Godfrey Hirst acquisition established the Company as the largest flooring manufacturer in Australia and New Zealand, with leading carpet and hard surface positions in both countries when combined with the Company’s existing regional flooring distribution business. Godfrey Hirst’s prestigious wool carpet collections are exported to numerous international markets and have been integrated into the U.S. soft surface product portfolio to expand sales. The acquisition of Brazil-based Eliane provided the Company with a leading ceramic tile position, the most appealing brand in one of the world’s largest ceramic tile markets and a gateway into the overall South American market as Eliane is Brazil’s largest ceramic exporter. The Company has made significant investments in both Godfrey Hirst and Eliane to upgrade product offerings, expand capacity and improve processes. The acquisition of Berghoef, a leading European mezzanine flooring company, created a leading position in a category that is rapidly expanding due to increased construction of e-commerce warehousing across the continent. The acquisition of Swiss and Italian hard surface distributors expanded the Company’s direct distribution of flooring sales in Europe, and two more hard surfaces distributors in The Netherlands and the Czech Republic were added in 2019.

In 2020, the Company invested $425.6 million in capital projects to introduce new product categories, enter new markets, expand capacity of constrained premium products and improve productivity.  In 2021, the Company plans to invest approximately an additional $570-$590 million to complete existing projects and commence new initiatives. The Company plans to invest in cost reduction initiatives, upgrades in recent acquisitions and previously initiated expansion projects as well as maintenance across the businesses. The main investment areas include the Company’s recently acquired ceramic tile business in Brazil and the Godfrey Hirst Group in Australia and New Zealand where the Company is investing to upgrade its product offering and improve profitability; premium water-proof laminate in the U.S.; outdoor porcelain pavers manufacturing in Europe; and premium sanitary ware manufacturing in Russia.
Net earnings attributable to the Company were $515.6 million, or diluted EPS of $7.22 for 2020 compared to net earnings attributable to the Company of $744.2 million, or diluted EPS of $10.30 for 2019. The Company’s operations and net earnings for the period were unfavorably affected by disruptions caused by the COVID-19 pandemic. The change in EPS was primarily attributable to the unfavorable net impact of lower volumes, the unfavorable net impact of price and product mix, costs due to reducing production, higher restructuring, acquisition and integration-related costs, and costs associated with investments in new product development, partially offset by productivity gains and lower inflation costs.
For the year ended December 31, 2020, the Company generated $1,769.8 million of cash from operating activities. As of December 31, 2020, the Company had cash and cash equivalents of $768.6 million, of which $331.7 million was in the United States and $436.9 million was in foreign countries, in addition to $571.7 million in short-term investments. On May 14, 2020, the Company issued $500.0 million of 3.625% senior notes due May 15, 2030, which the Company used to pay off existing short-term debt. On June 12, 2020, a subsidiary of the Company issued €500.0 million of 1.750% senior notes due June 12, 2027, which the Company has used to strengthen its balance sheet in light of the COVID-19 pandemic.

Results of Operations

Following are the results of operations for the last two years:

	For the Years Ended December 31,
	2020		2019
	(In millions)
Statement of operations data:
Net sales	$9,552.2	100.0%	9,970.7	100.0%
Cost of sales (1)	7,121.5	74.6%	7,294.6	73.2%
Gross profit	2,430.7	25.4%	2,676.0	26.8%
Selling, general and administrative expenses (2)	1,794.7	18.8%	1,848.8	18.5%
Operating income	636.0	6.7%	827.2	8.3%
Interest expense (3)	52.4	0.5%	41.3	0.4%
Other expense (income) (4)	(0.8)	0.0%	36.4	0.4%
Earnings before income taxes	584.4	6.1%	749.5	7.5%
Income tax expense (5)	68.6	0.7%	5.0	0.1%
Net earnings including noncontrolling interests	515.7	5.4%	744.6	7.5%
Less: Net earnings attributable to noncontrolling interests	0.1	—%	0.4	—%
Net earnings attributable to Mohawk Industries, Inc.	$515.6	5.4%	744.2	7.5%

(1) Cost of sales includes:
Restructuring, acquisition and integration-related charges	$102.4	1.1%	88.3	0.9%
Acquisition inventory step-up	—	—%	3.9	—%
Other	24.5	0.3%	5.8	0.1%
(2) Selling, general and administrative expenses include:
Restructuring, acquisition and integration-related charges	26.5	0.3%	12.9	0.1%
Reversal of uncertain tax position indemnification asset	—	0.0%	0.2	—%
Other charges	10.1	0.1%	—	—%
(3) Interest expense includes:
Deferred loan cost write-off	—	0.0%	0.6	—%
(4) Other expense (income) includes:
Impairment of net investment in a manufacturer and distributor of Ceramic tile in China	—	0.0%	59.9	0.6%
Reversal of uncertain tax position indemnification asset	(0.3)	—%	(0.3)	—%
Other	3.6	—%	(7.2)	(0.1)%
(5) Income tax expense (income) includes:
European Restructuring	—	0.0%	(136.2)	(1.4)%
Reversal of uncertain tax position	0.3	—%	0.1	—%

Year Ended December 31, 2020, as Compared with Year Ended December 31, 2019

Net sales

The Company’s global sales were affected by broader economic issues related to the COVID-19 pandemic resulting in decreased demand during the period. Net sales for 2020 were $9,552.2 million, reflecting a decrease of $418.5 million, or 4.2%, from the $9,970.7 million reported for 2019. The decrease was primarily attributable to the lower sales volume of approximately $240 million, the unfavorable net impact of price and product mix of approximately $119 million, and the unfavorable net impact from foreign exchange rates of approximately $59 million.

Global Ceramic Segment—Net sales decreased $198.3 million, or 5.5%, to $3,432.8 million for 2020, compared to $3,631.1 million for 2019. The decrease was primarily attributable to lower sales volume of approximately $89 million, the unfavorable net impact from foreign exchange rates of approximately $77 million, and the unfavorable net impact of price and product mix of approximately $33 million.

Flooring NA Segment—Net sales decreased $249.6 million, or 6.5%, to $3,594.1 million for 2020, compared to $3,843.7 million for 2019. The decrease was attributable to lower volumes of approximately $200 million, and the unfavorable net impact of price and product mix of approximately $49 million.

Flooring ROW Segment—Net sales increased $29.6 million, or 1.2%, to $2,525.4 million for 2020, compared to $2,495.8 million for 2019. The increase was primarily attributable to higher sales volume of approximately $49 million, and favorable net impact from foreign exchange rates of approximately $18 million, partially offset by the unfavorable net impact of price and product mix of approximately $37 million.

Quarterly net sales and the percentage changes in net sales by quarter for 2020 versus 2019 were as follows (dollars in millions):

	2020	2019	Change
First quarter	$2,285.8	2,442.5	(6.4)%
Second quarter	2,049.8	2,584.5	(20.7)%
Third quarter	2,574.9	2,519.2	2.2%
Fourth quarter	2,641.8	2,424.5	9.0%
Total year	$9,552.2	9,970.7	(4.2)%

Gross profit

The Company experienced increased costs associated with short-term reductions in manufacturing output in addition to decreased demand as a result of the disruptions caused by the COVID-19 pandemic. Gross profit for 2020 was $2,430.7 million (25.4% of net sales), a decrease of $245.3 million or 9.2%, compared to gross profit of $2,676.0 million (26.8% of net sales) for 2019. As a percentage of net sales, gross profit decreased 140 basis points. The decrease in gross profit dollars was primarily attributable to the lower sales volume of approximately $128 million, the unfavorable net impact of price and product mix of approximately $122 million, costs due to temporarily reduced production of approximately $116 million, the impact of restructuring, acquisition and integration-related costs of approximately $29 million, and the unfavorable net impact from foreign exchange rates of approximately $20 million, partially offset by productivity gain of approximately $88 million, lower inflation of approximately $75 million and approximately $9 million of lower startup cost.

Selling, general and administrative expenses

Selling, general and administrative expenses for 2020 were $1,794.7 million (18.8% of net sales), an decrease of $54.1 million or (2.9)% compared to $1,848.8 million (18.5% of net sales) for 2019. As a percentage of net sales, selling, general and administrative expenses increased 30 basis points. The decrease in selling, general and administrative expenses in dollars was primarily attributable to productivity gain of approximately $93 million, favorable foreign exchange rates of approximately $9 million, partially offset by the impact of restructuring, acquisition and integration-related costs of approximately $23 million, higher inflation costs of approximately $19 million, and approximately $10 million of costs associated with investments in new product development, sales personnel and marketing.

Operating income

As previously discussed, the Company’s operations for the year were negatively impacted by disruptions from the COVID-19 pandemic resulting in decreased demand and increased costs associated with short-term reductions in manufacturing output. Operating income for 2020 was $636.0 million (6.7% of net sales) reflecting a decrease of $191.2 million, or 23.1%, compared to operating income of $827.2 million (8.3% of net sales) for 2019. The decrease in operating income was primarily attributable to approximately $133 million due to lower sales volume, the unfavorable net impact of price and product mix of approximately $122 million, approximately $116 million of costs due to temporarily reduced production, the impact of restructuring, acquisition and integration-related costs of approximately $52 million, and approximately $10 million of costs associated with investments in new product development, partially offset by higher productivity gain of approximately $180 million, lower inflation costs of approximately $56 million, and lower startup costs of approximately $15 million.

Global Ceramic Segment—Operating income was $167.7 million (4.9% of segment net sales) for 2020 reflecting a decrease of $167.9 million, or 50.0%, compared to operating income of $335.6 million (9.2% of segment net sales) for 2019. The decrease in operating income was primarily attributable to approximately $69 million of costs due to temporarily reduced production, the impact of restructuring, acquisition and integration-related costs of approximately $57 million, the unfavorable net impact of price and product mix of approximately $52 million, approximately $49 million due to lower sales volume, higher inflation costs of approximately $7 million, and approximately $5 million of costs associated with investments in new product development, sales personnel and marketing, partially offset by higher productivity gain of approximately $70 million.

Flooring NA Segment—Operating income was $147.4 million (4.1% of segment net sales) for 2020 reflecting a decrease of $30.2 million, or 17.0%, compared to operating income of $177.6 million (4.6% of segment net sales) for 2019. The decrease in operating income was primarily attributable to approximately $81 million in decreased sales volume, the unfavorable net impact of price and product mix of approximately $40 million, approximately $31 million of costs due to temporarily reduced production, partially offset by higher productivity gain of approximately $61 million, the impact of lower restructuring, acquisition and integration-related costs of approximately $29 million, lower inflation costs of approximately $28 million and lower startup costs of approximately $4 million.

Flooring ROW Segment—Operating income was $366.9 million (14.5% of segment net sales) for 2020 reflecting an increase of $13.2 million, or 3.7%, compared to operating income of $353.7 million (14.2% of segment net sales) for 2019. The increase in operating income was primarily attributable to higher productivity gain of approximately $48 million, lower inflation costs of approximately $38 million, partially offset by unfavorable net impact of price and product mix of approximately $30 million, the impact of restructuring, acquisition and integration-related costs of approximately $20 million, approximately $16 million of costs due to temporarily reduced production, and the unfavorable net impact from foreign exchange rates of approximately $9 million.

Interest expense

Interest expense was $52.4 million for 2020, reflecting an increase of $11.1 million compared to interest expense of $41.3 million for 2019. During the second quarter of 2020, the Company issued new long-term debt to strengthen its liquidity position during the early months of the COVID pandemic. The new debt issuance shifted the Company from a mix of fixed and floating rate debt, with a lower average interest rate, to more fixed rate debt, which carries a higher average interest rate.

Other expense (income)

Other income was $0.8 million for 2020, reflecting a favorable change of $37.2 million compared to other expense of $36.4 million for 2019. The change was primarily attributable to a net impairment charge of $59.9 million related to the Company’s net investment in a manufacturer and distributor of ceramic tile in China in 2019, partially offset by unfavorable FX and other miscellaneous items.

Income tax expense

For 2020, the Company recorded income tax expense of $68.6 million on earnings before income taxes of $584.4 million for an effective tax rate of 11.7%, as compared to an income tax expense of $5.0 million on earnings before income taxes of $749.5 million, resulting in an effective tax rate of 0.7% for 2019. In 2020, the Company realized a $33.8 million carryback rate differential in the U.S. and had a $10.3 million tax benefit from a foreign exchange loss on previously taxed earnings distributed during the year. In 2019, the Company implemented select operational, administrative and financial restructurings that centralized certain business processes and intangible assets in various European jurisdictions into a new entity. This implementation resulted in a net tax benefit of $136.2 million. In both 2020 and 2019, the Company was favorably impacted by its geographic mix of earnings.

Liquidity and Capital Resources

The Company’s primary capital requirements are for working capital, capital expenditures and acquisitions. The Company’s capital needs are met primarily through a combination of internally generated funds, commercial paper, bank credit lines, term and senior notes and credit terms from suppliers. As of December 31, 2020, the Company had a total of $1,799.2 million available under its Senior Credit Facility. The Company also maintains local currency revolving lines of credit and other credit facilities to provide liquidity to its businesses around the world.  None of such local facilities are material in amount.

Management has and will continue to evaluate its liquidity needs and strategy regarding capital resources as the economic crisis caused by the COVID-19 pandemic evolves. In the second quarter of 2020, the Company issued $500.0 million of 3.625% senior notes, and a subsidiary of the Company issued €500.0 million of 1.750% senior notes, with ten and seven-year terms, respectively. The Company has taken multiple actions including managing inventory and production capacity, and reduced headcount through furloughs and layoffs. Management believes these actions along with cash secured from increased borrowing and continuing operations will allow the Company to take advantage of new opportunities.

Net cash provided by operating activities for the year ended 2020 was $1,769.8 million, compared to net cash provided by operating activities of $1,418.8 million for the year ended 2019. This increase of $351.1 million was primarily attributable to changes in working capital, partially offset by lower net earnings. The increase in cash provided by operating activities for 2019 as compared to 2018 of $237.4 million was primarily attributable to changes in working capital, partially offset by lower net earnings.

Net cash used in investing activities for the year ended 2020 was $954.8 million compared to net cash used in investing activities of $616.0 million for the year ended 2019. The increase was primarily due to an increase in the purchases of short-term investments of $539.7 million (net of redemption of short-term investments), partially offset by reduced capital expenditures of $119.9 million and a decrease in acquisition costs of $81.1 million. Net cash used in investing activities for the year ended 2019 was $616.0 million compared to net cash used in investing activities of $1,332.2 million for the year ended 2018. The decrease was primarily due to a $487.9 million reduction in acquisitions and a $248.6 million reduction in capital expenditures.

Net cash used in financing activities for the year ended 2020 was $188.2 million compared to net cash used in financing activities of $789.9 million for the year ended 2019. The change in cash used in financing is primarily attributable to the proceeds from the Senior Notes of $735.3 million (net of repayments of $326.9 million), partially offset by the increase in purchases of the Company’s shares of $88.5 million. Net cash used in financing activities for the year ended 2019 was $789.9 million compared to net cash provided by financing activities of $198.0 million for the year ended 2018. The change in cash used in financing is primarily attributable to lower borrowings of commercial paper of $860.6 million.

On October 26, 2020, after considering the Company’s liquidity position and strong cash flows, the Company’s Board of Directors approved a new share repurchase program, authorizing the Company to repurchase up to $500 million of its common stock. This was incremental to the previously approved 2018 Share Repurchase Program. In the fourth quarter 2020, the Company purchased $120.0 million of its common stock, exhausting the $57.1 million remaining under the 2018 Program as of October 26, 2020, and utilizing $62.8 million under the 2020 Program. As of December 31, 2020, there remains $437.2 million authorized under the 2020 Program.

As of December 31, 2020, the Company had cash of $768.6 million, of which $436.9 million was held outside the United States. In addition to its cash on hand, the Company also had short-term investments of $571.7 million as of December 31, 2020. The Company plans to permanently reinvest the cash held outside the United States. The Company believes that its cash and cash equivalents, and short-term investments on hand, cash generated from operations and availability under its Senior Credit Facility will be sufficient to meet its planned capital expenditure, further working capital investment and debt servicing requirements over the next twelve months.

See Note 10. Long-Term Debt, of the notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further discussion of the Company’s long-term debt. The Company may continue, from time to time, to retire its outstanding debt through cash purchases in the open market, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amount involved may be material.

Contractual obligations and commitments
The following is a summary of the Company’s future minimum payments under contractual obligations and commitments as of December 31, 2020 (in millions):

	Total	2021	2022	2023	2024	2025	Thereafter
Contractual obligations and commitments:
Long-term debt, including current maturities	$2,745.3	377.2	622.8	607.1	5.5	4.1	1,128.6
Interest payments on long-term debt and finance leases (1)	301.4	65.1	53.6	31.3	29.3	29.2	92.9
Operating leases	355.0	113.2	88.6	60.1	38.8	26.8	27.5
Purchase commitments (2)	412.7	167.8	48.0	21.9	21.9	21.9	131.2
Expected pension contributions (3)	3.1	3.1	—	—	—	—	—
Uncertain tax positions (4)	3.6	3.6	—	—	—	—	—
Guarantees (5)	45.2	22.3	5.7	4.3	4.3	4.3	4.3
Total	$3,866.3	752.3	818.7	724.7	99.8	86.3	1,384.5

(1)For fixed rate debt, the Company calculated interest based on the applicable rates and payment dates. For variable rate debt, the Company estimated average outstanding balances for the respective periods and applied interest rates in effect as of December 31, 2020 to these balances.

(2)Includes volume commitments for primarily raw material purchases.

(3)Includes the estimated pension contributions for 2021 only, as the Company is unable to estimate the pension contributions beyond 2021. The Company’s projected benefit obligation and plan assets as of December 31, 2020 were $86.7 million and $68.4 million, respectively. The projected benefit obligation liability has not been presented in the table above due to uncertainty as to amounts and timing regarding future payments.

(4)Excludes $44.7 million of non-current accrued income tax liabilities and related interest and penalties for uncertain tax positions. These liabilities have not been presented in the table above due to uncertainty as to amounts and timing regarding future payments.

(5)Includes bank guarantees and letters of credit.

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

The Company’s significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K. Some of those significant accounting policies require the Company to make subjective or complex judgments or estimates. Critical accounting estimates are defined as those that are both most important to the portrayal of a company’s financial condition and results and require management’s most difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

The Company believes the following accounting policies require it to use judgments and estimates in preparing its consolidated financial statements and represent critical accounting policies.
•Accounts receivable and revenue recognition. The Company recognizes revenues when it satisfies performance obligations as evidenced by the transfer of control of the promised goods to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods. The nature of the promised goods are ceramic, stone, carpet, resilient, laminate, wood and other flooring products. Payment is typically received 90 days or less from the invoice date. The Company adjusts the amounts of revenue for expected cash discounts, sales allowances, returns, and claims, based upon historical experience. The Company adjusts accounts receivable for doubtful account allowances based upon relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount, periodic evaluation of specific customer accounts, and the aging of accounts receivable. If the Company expects the financial condition of the Company’s customers to deteriorate based on current conditions or reasonable and supportable forecasts, additional allowances may be required. A 10% change in the Company’s allowance for discounts, returns, claims and doubtful accounts would have affected net earnings by approximately $7 million for the year ended December 31, 2020.
•Inventories are stated at the lower of cost or market (net realizable value). Inventories are stated at the lower of cost or market (net realizable value). Cost has been determined using the first-in first-out method (“FIFO”). Costs included in inventory include raw materials, direct and indirect labor and employee benefits, depreciation, general manufacturing overhead and various other costs of manufacturing. Market, with respect to all inventories, is replacement cost or net realizable value. Inventories on hand are compared against anticipated future usage, which is a function of historical usage, anticipated future selling price, expected sales below cost, excessive quantities and an evaluation for obsolescence. Actual results could differ from assumptions used to value obsolete inventory, excessive inventory or inventory expected to be sold below cost, and a 10% change in the Company’s assumptions for excess or obsolete inventory would have affected net earnings by approximately $18 million for the year ended December 31, 2020.
•Acquisition Accounting. The fair value of the consideration the Company pays for each new acquisition is allocated to tangible assets and identifiable intangible assets, liabilities assumed, any noncontrolling interest in the acquired entity and goodwill.  The accounting for acquisitions involves a considerable amount of judgment and estimate, including the fair value of certain forms of consideration; fair value of acquired intangible assets involving projections of future revenues and cash flows that are then either discounted at an estimated discount rate or measured at an estimated royalty rate; fair value of other acquired assets and assumed liabilities, including potential contingencies; and the useful lives of the acquired assets. The assumptions used are determined at the time of the acquisition in accordance with accepted valuation models.  Projections are developed using internal forecasts, available industry and market data and estimates of long-term rates of growth for the business. The impact of prior or future acquisitions on the Company’s financial position or results of operations may be materially impacted by the change in or initial selection of assumptions and estimates.  See Note 2, Acquisitions included in Part II, Item 8 of this Form 10-K for further discussion of business combination accounting valuation methodology and assumptions.
•Goodwill and other intangibles. Goodwill is tested annually for impairment in the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. The Company considers the relationship between its market capitalization and its book value, among other factors, when reviewing for indicators of impairment. The goodwill impairment tests are based on determining the fair value of the specified reporting units based on management judgments and assumptions using the discounted cash flows and comparable company market valuation approaches. The Company has identified Global Ceramic, Flooring NA and Flooring ROW as its reporting units for the purposes of allocating goodwill and intangibles as well as assessing impairments. The valuation approaches are subject to key judgments and assumptions that are sensitive to change such as judgments and assumptions about appropriate sales growth rates, operating margins, weighted average cost of capital (“WACC”), and comparable company market multiples. When developing these key judgments and assumptions, the Company considers economic, operational and market conditions that could impact the fair value of the reporting unit. However, estimates are inherently uncertain and represent only management’s reasonable expectations regarding future developments. These estimates and the judgments and assumptions upon which the estimates are based will, in all likelihood, differ in some respects from actual future results. Should a significant or prolonged deterioration in economic conditions occur, such as declines in spending for new construction, remodeling and replacement activities; the inability to pass increases in the costs of raw materials and fuel on to customers; or a decline in comparable company market multiples, then key judgments and assumptions could be impacted. Generally, a decline in estimated after tax cash flows greater than approximately10% to 33% or a percentage increase of approximately 7% to 38% in WACC or a significant or prolonged decline in market capitalization could result in an additional indication of impairment.

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
The Company conducted its annual assessment of goodwill and indefinite lived intangibles on the first day of the fourth quarter and no impairment was indicated for 2020. While the Company has concluded that neither goodwill nor any of its indefinite-lived intangible assets were impaired during the year ended December 31, 2020, a prolonged pandemic could impact the Company’s assumptions utilized in the determination of the estimated fair values of the Company’s reporting units and indefinite-lived intangible assets significantly enough to trigger an impairment. Hence, the Company continues to monitor the economic impact of the COVID-19 pandemic and may be required to reassess impairment of goodwill or indefinite-lived intangible assets in future interim periods.
•Income taxes. The Company’s effective tax rate is based on its income, statutory tax rates and tax planning opportunities available in the jurisdictions in which it operates. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining the Company’s tax expense and in evaluating the Company’s tax positions. Deferred tax assets represent amounts available to reduce income taxes payable on taxable income in a future period. The Company evaluates the recoverability of these future tax benefits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income inherently rely on estimates, including business forecasts and other projections of financial results over an extended period of time. In the event that the Company is not able to realize all or a portion of its deferred tax assets in the future, a valuation allowance is provided. The Company would recognize such amounts through a charge to income in the period in which that determination is made or when tax law changes are enacted. For further information regarding the Company’s valuation allowances, see Note 15, Income Taxes included in Part II, Item 8 of this Form 10-K.
In the ordinary course of business there is inherent uncertainty in quantifying the Company’s income tax positions. The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon the Company’s evaluation of the facts, circumstances and information available as of the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information, as required by the provisions of the Financial Accounting Standards Board (“FASB”) FASB Accounting Standards Codification Topic (“ASC”) 740-10. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the consolidated financial statements. For further information regarding the Company’s uncertain tax positions, see Note 15, Income Taxes included in Part II, Item 8 of this Form 10-K.

•Environmental and legal accruals. Environmental and legal accruals are estimates based on judgments made by the Company relating to ongoing environmental and legal proceedings, as disclosed in the Company’s consolidated financial statements. In determining whether a liability is probable and reasonably estimable, the Company consults with its internal experts. The Company believes that the amounts recorded in the accompanying financial statements are based on the best estimates and judgments available to it.

Recent Accounting Pronouncements

See Note 1(y), “Summary of Significant Accounting Policies”, of the Company’s accompanying audited Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for a description of recent accounting pronouncements including the dates, or expected dates of adoption, and effects, or expected effects, on the Company’s disclosures, results of operations and financial condition.

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
Seasonality

The Company is a calendar year-end company. With respect to its Global Ceramic segment, the second quarter typically sees highest net sales, followed by the third and fourth quarters while the first quarter shows weakest net sales. For the segment’s operating income, generally, the second quarter shows the strongest earnings, followed by third and first quarters, and the fourth quarter shows weakest earnings. The Flooring NA segment’s third quarter typically produces the highest net sales and earnings followed by moderate second and fourth quarters, and a weakest first quarter. The Flooring ROW segment’s fourth quarter historically typically produces the highest net sales followed by moderate third and second quarters, and a weakest first quarter. For the segment’s operating income, generally, the second quarter shows the strongest earnings, followed by third and first quarters, and the fourth quarter shows weakest earnings.

The COVID-19 pandemic has created significant volatility in the global economy and has led to reduced economic activity, employment disruptions and supply chain constraints. The Company expects the impact of the COVID-19 pandemic to continue to impact normal seasonality trends into 2021, but the extent and duration of such impact cannot be predicted.

Item 7A.Quantitative and Qualitative Disclosures about Market Risk
The Company’s market risk is impacted by changes in foreign currency exchange rates, interest rates and certain commodity prices. Financial exposures to these risks are monitored as an integral part of the Company’s risk management program, which seeks to reduce the potentially adverse effect that the volatility of these markets may have on its operating results. The Company does not regularly engage in speculative transactions, nor does it regularly hold or issue financial instruments for trading purposes. Excluding the hedge of net investment discussed in Note 1(r) “Hedges of Net Investments in Non-U.S. Operations”, of the Company’s accompanying consolidated financial statements in Part II, Item 8 of this Form 10-K, the Company did not have any derivative contracts outstanding as of December 31, 2020 and 2019.
Interest Rate Risk
As of December 31, 2020, approximately 87% of the Company’s debt portfolio was comprised of fixed-rate debt and 13% was floating-rate debt. The Company believes that probable near-term changes in interest rates would not materially affect its financial condition, results of operations or cash flows. The annual impact on interest expense of a one-percentage point interest rate change on the outstanding balance of the Company’s variable rate debt as of December 31, 2020 would be approximately $3 million or $0.04 to diluted EPS.

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

Based on financial results for the year ended December 31, 2020, a hypothetical overall 10 percent change in the U.S. dollar against the euro would have resulted in a translational adjustment of approximately $41 million.

Item 8.Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Mohawk Industries, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Mohawk Industries, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Adoption of ASU 2016-02
As discussed in Notes 1 and 12 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of ASU 2016-02, Leases, and subsequently issued additional ASUs amending this ASU (collectively ASC 842, Leases).
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
Assessment of the carrying value of goodwill in the Flooring North America and Global Ceramic reporting units
As discussed in Note 8 to the consolidated financial statements, the goodwill balance as of December 31, 2020 was $2,650.8 million, of which $531.1 million and $1,047.6 million related to the Flooring North America reporting unit and the Global Ceramic reporting unit, respectively. The Company performs goodwill impairment testing on an annual basis and whenever events or changes in circumstances indicate that the carrying value of goodwill might exceed the fair value of a reporting unit. The reporting units’ operating income declined during 2020 due to disruptions caused by the COVID-19 pandemic, lower sales volumes and other operational and market conditions. These conditions indicated that there could be a higher risk of goodwill impairment.

We identified the assessment of the carrying value of goodwill in the Flooring North America and Global Ceramic reporting units as a critical audit matter. Specifically, the assessment of the Company’s forecasted sales growth rates, forecasted operating margins, discount rates, and selection of comparable company market multiples used in the Company’s fair value estimation of the reporting units required a higher degree of subjective auditor judgment and required the involvement of valuation professionals. Changes in these assumptions could have a significant impact on the fair value of the reporting units.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s goodwill impairment assessment process including controls over the reasonableness of the assumptions listed above. We evaluated the Company’s forecasted sales growth rates and operating margins for each reporting unit, and compared the growth assumptions to the Company’s historical performance and to relevant market data. To assess the Company’s ability to estimate cash flows, including forecasted sales growth rates and operating margins, we compared the Company’s historical cash flow forecasts to actual results. We also performed sensitivity analyses over certain assumptions listed above to assess their impact on the Company’s determination that the fair value of the Flooring North America and Global Ceramic reporting units exceeded their carrying values. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the reporting units’ discount rates by comparing them to discount rates that were independently developed using publicly available market data for comparable companies and the Company’s selection of comparable company market multiples.
Evaluation of the realizability of the deferred tax asset related to certain foreign intangible assets
As discussed in Note 15 to the consolidated financial statements, as of December 31, 2020, the Company had a $152.5 million deferred tax asset related to intangibles, which included a deferred tax asset related to amortization of the tax basis of certain intangible assets in a foreign entity.
The Company determined that projected future income of the entity will be sufficient to fully realize the deferred tax asset and accordingly has not recorded a valuation allowance. Assessments of future income could impact the valuation of deferred tax assets.
We identified the evaluation of the realizability of the deferred tax asset related to certain foreign intangible assets as a critical audit matter. A high degree of auditor judgment was required to evaluate the projected future income assumptions used in the Company’s long-term deferred tax asset recovery period. Specifically, subjective auditor judgment was required to assess the forecasted sales, operating margins, and other income. Changes to these assumptions could have a substantial impact on the realization of such deferred tax assets.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the deferred tax asset valuation allowance process, including controls over the assessment of the realizability of the deferred tax asset and development of the above noted assumptions for projected future income. We evaluated the Company’s projected future income by comparing the above noted assumptions to its historical performance and relevant market data. To assess the Company’s ability to estimate future income, we compared the historical forecasts for the intangible assets to actual results. We also performed sensitivity analyses over certain assumptions to assess their impact on the Company’s realizability assessment. We involved income tax professionals with specialized skills and knowledge who assisted in assessing the Company’s application of the relevant tax regulations. They also assisted in evaluating the tax planning strategies and the related impact of those strategies on the projected future income of the entity used in the realizability assessment.

/s/ KPMG LLP
We have served as the Company’s auditor since 1990.
Atlanta, Georgia
February 24, 2021

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Mohawk Industries, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Mohawk Industries, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated February 24, 2021 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
Atlanta, Georgia
February 24, 2021

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2020 and 2019

	2020	2019
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$768,625	134,785
Short-term investments	571,741	42,500
Receivables, net	1,709,493	1,526,619
Inventories	1,913,020	2,282,328
Prepaid expenses	369,432	415,546
Other current assets	31,343	27,679
Total current assets	5,363,654	4,429,457
Property, plant and equipment, net	4,591,229	4,698,917
Right of use operating lease assets	323,138	323,003
Goodwill	2,650,831	2,570,027
Tradenames	727,268	702,732
Other intangible assets subject to amortization, net	224,339	226,147
Deferred income taxes and other non-current assets	447,292	436,397
	$14,327,751	13,386,680
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$377,255	1,051,498
Accounts payable and accrued expenses	1,895,951	1,559,140
Current operating lease liabilities	98,042	101,945
Total current liabilities	2,371,248	2,712,583
Deferred income taxes	493,668	473,886
Long-term debt, less current portion	2,356,887	1,518,388
Non-current operating lease liabilities	234,726	228,155
Other long-term liabilities	330,064	327,220
Total liabilities	5,786,593	5,260,232
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $.01 par value; 60 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 150,000 shares authorized; 77,624 and 78,980 shares issued in 2020 and 2019, respectively	776	790
Additional paid-in capital	1,885,142	1,868,250
Retained earnings	7,559,191	7,232,337
Accumulated other comprehensive loss	(695,145)	(765,824)
	8,749,964	8,335,553
Less: treasury stock at cost; 7,346 and 7,348 shares in 2020 and 2019, respectively	215,648	215,712
Total Mohawk Industries, Inc. stockholders’ equity	8,534,316	8,119,841
Nonredeemable noncontrolling interests	6,842	6,607
Total stockholders’ equity	8,541,158	8,126,448
	$14,327,751	13,386,680
See accompanying notes to consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years Ended December 31, 2020, 2019 and December 31, 2018

	2020	2019	2018
	(In thousands, except per share data)
Net sales	$9,552,197	9,970,672	9,983,634
Cost of sales	7,121,507	7,294,629	7,145,564
Gross profit	2,430,690	2,676,043	2,838,070
Selling, general and administrative expenses	1,794,688	1,848,819	1,742,744
Operating income	636,002	827,224	1,095,326
Interest expense	52,379	41,272	38,827
Other expense (income) net	(751)	36,407	7,298
Earnings before income taxes	584,374	749,545	1,049,201
Income tax expense	68,647	4,974	184,346
Net earnings including noncontrolling interests	515,727	744,571	864,855
Net earnings attributable to noncontrolling interests	132	360	3,151
Net earnings attributable to Mohawk Industries, Inc.	$515,595	744,211	861,704

Basic earnings per share attributable to Mohawk Industries, Inc.
Basic earnings per share attributable to Mohawk Industries, Inc.	$7.24	10.34	11.53
Weighted-average common shares outstanding—basic	71,214	71,986	74,413

Diluted earnings per share attributable to Mohawk Industries, Inc.
Diluted earnings per share attributable to Mohawk Industries, Inc.	$7.22	10.30	11.47
Weighted-average common shares outstanding—diluted	71,401	72,264	74,773

See accompanying notes to consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31, 2020, 2019 and December 31, 2018

	2020	2019	2018
	(in thousands)
Net earnings including noncontrolling interests	$515,727	744,571	864,855
Other comprehensive income (loss):
Foreign currency translation adjustments	72,956	28,996	(237,339)
Pension prior service cost and actuarial loss (gain), net of tax	(2,174)	(3,210)	1,094
Other comprehensive income (loss)	70,782	25,786	(236,245)
Comprehensive income	586,509	770,357	628,610
Comprehensive income (loss) attributable to noncontrolling interests	235	360	(13)
Comprehensive income attributable to Mohawk Industries, Inc.	$586,274	769,997	628,623

See accompanying notes to consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2020, 2019 and December 31, 2018

		Total Stockholders’ Equity
	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Nonredeemable Noncontrolling Interests	Total Stockholders’ Equity
		Shares	Amount				Shares	Amount
	(In thousands)
Balances at December 31, 2017	$29,463	81,771	$818	$1,828,131	$6,004,506	$(558,527)	(7,350)	$(215,766)	$7,847	$7,067,009
Shares issued under employee and director stock plans	—	191	2	(8,400)	—	—	1	21	—	(8,377)
Stock-based compensation expense	—	—	—	31,382	—	—	—	—	—	31,382
Repurchases of common stock	—	(2,306)	(23)	—	(274,121)	—	—	—	—	(274,144)
Accretion of redeemable noncontrolling interest	3,892				(3,892)	—	—	—	—	(3,892)
Net earnings attributable to noncontrolling interests	2,474	—	—	—	—	—	—	—	677	677
Purchase of redeemable noncontrolling interest and noncontrolling interest, net of taxes	(33,884)	—	—	1,060	—	—	—	—	(1,060)	—
Currency translation adjustment on noncontrolling interests	(1,945)	—	—	—	—	—	—	—	(1,219)	(1,219)
Currency translation adjustment	—	—	—	—	—	(234,175)	—	—	—	(234,175)
Prior pension and post-retirement benefit service cost and actuarial loss	—	—	—	—	—	1,094	—	—	—	1,094
Net earnings		—	—	—	861,704	—	—	—	—	861,704
Balances at December 31, 2018	—	79,656	797	1,852,173	6,588,197	(791,608)	(7,349)	(215,745)	6,245	7,440,059
Shares issued under employee and director stock plans	—	130	1	(7,543)	—	—	1	33	—	(7,509)
Stock-based compensation expense	—	—	—	23,620	—	—	—	—	—	23,620
Repurchases of common stock	—	(806)	(8)	—	(100,071)	—	—	—	—	(100,079)
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	—	360	360
Currency translation adjustment on noncontrolling interests	—	—	—	—	—	—	—	—	2	2
Currency translation adjustment	—	—	—	—	—	28,994	—	—	—	28,994
Prior pension and post-retirement benefit service cost and actuarial loss	—	—	—	—	—	(3,210)	—	—	—	(3,210)
Net earnings		—	—	—	744,211	—	—	—	—	744,211
Balances at December 31, 2019	—	78,980	790	1,868,250	7,232,337	(765,824)	(7,348)	(215,712)	6,607	8,126,448
Shares issued under employee and director stock plans	—	152	1	(2,805)	—	—	2	64	—	(2,740)
Stock-based compensation expense	—	—	—	19,697	—	—	—	—	—	19,697
Repurchases of common stock	—	(1,508)	(15)	—	(188,610)	—	—	—	—	(188,625)
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	—	132	132
Currency translation adjustment on noncontrolling interests	—	—	—	—	—	—	—	—	103	103
Currency translation adjustment	—	—	—	—	—	72,853	—	—	—	72,853
Prior pension and post-retirement benefit service cost and actuarial gain	—	—	—	—	—	(2,174)	—	—	—	(2,174)
CECL adoption	—	—	—	—	(131)	—	—	—	—	(131)
Net earnings	—	—	—	—	515,595	—	—	—	—	515,595
Balances at December 31, 2020	$—	77,624	$776	$1,885,142	$7,559,191	$(695,145)	(7,346)	$(215,648)	$6,842	$8,541,158
See accompanying notes to consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2020, 2019 and December 31, 2018

	2020	2019	2018
	(In thousands)
Cash flows from operating activities:
Net earnings	$515,727	744,571	864,855
Adjustments to reconcile net earnings to net cash provided by operating activities:
Restructuring	103,695	90,341	58,991
Depreciation and amortization	607,507	576,452	521,765
Deferred income taxes	22,324	(107,842)	88,456
Loss (gain) on disposal of property, plant and equipment	6,296	1,608	(205)
Stock-based compensation expense	19,697	23,620	31,382
Impairment of net investment in a manufacturer and distributor of ceramic tile in China	—	59,906	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	(54,977)	81,953	13,856
Inventories	357,516	7,212	(255,391)
Accounts payable and accrued expenses	255,466	(52,065)	(69,847)
Other assets and prepaid expenses	(55,084)	3,625	(79,482)
Other liabilities	(8,328)	(10,620)	6,964
Net cash provided by operating activities	1,769,839	1,418,761	1,181,344
Cash flows from investing activities:
Additions to property, plant and equipment	(425,557)	(545,462)	(794,110)
Acquisitions, net of cash acquired	—	(81,082)	(568,960)
Purchases of short-term investments	(1,187,891)	(581,500)	(664,133)
Redemption of short-term investments	658,650	592,000	695,000
Net cash used in investing activities	(954,798)	(616,044)	(1,332,203)
Cash flows from financing activities:
Payments on Senior Credit Facilities	(633,134)	(488,978)	(813,182)
Proceeds from Senior Credit Facilities	617,883	448,587	809,287
Payments on commercial paper	(4,890,991)	(15,168,820)	(16,756,404)
Proceeds from commercial paper	4,195,353	14,540,177	16,988,398
Proceeds from Floating Rate Notes	—	331,325	353,649
Payment on Floating Rate Notes	—	(331,325)	—
Proceeds from Senior Notes issuance	1,062,240	—	—
Repayments on Senior Notes	(326,904)	—	—
Proceeds from Term Loan Facility	500,000	—	—
Repayment on Term Loan Facility	(500,000)	—	—
Payments of other debt and financing costs	(4,799)	(4,294)	(69,569)
Debt issuance costs	(11,413)	(3,028)	(890)
Purchase of redeemable noncontrolling and noncontrolling interest	—	—	(34,944)
Purchase of Mohawk common stock	(188,625)	(100,080)	(274,144)
Change in outstanding checks in excess of cash	(4,256)	(4,664)	5,753
Shares redeemed for taxes	(3,539)	(8,777)	(9,925)
Net cash (used in) provided by financing activities	(188,185)	(789,877)	198,029
Effect of exchange rate changes on cash and cash equivalents	6,984	2,895	(13,004)
Net change in cash and cash equivalents	633,840	15,735	34,166
Cash and cash equivalents, beginning of year	134,785	119,050	84,884
Cash and cash equivalents, end of year	$768,625	134,785	119,050

See accompanying notes to consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2020, 2019 and 2018
(In thousands, except per share data)

(1) Summary of Significant Accounting Policies

(a) Basis of Presentation

Mohawk Industries, Inc. (“Mohawk” or the “Company”), a term which includes the Company and its subsidiaries, is a leading global flooring manufacturer that creates products to enhance residential and commercial spaces around the world. The Company’s vertically integrated manufacturing and distribution processes provide competitive advantages in the production of carpet, rugs, ceramic tile, laminate, wood, stone, luxury vinyl tile (“LVT”) and sheet vinyl flooring.

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

(b) The COVID-19 Pandemic

During 2020, the Company experienced certain disruptions to its business and further disruptions may occur that could materially affect the Company’s ability to obtain supplies, manufacture its products or deliver inventory in a timely manner. Future disruptions may result in lost revenue, additional costs or impairments to goodwill or other assets. Although we believe that we can manage our exposure to these risks, there is no guarantee that we will be able to do so in the future. The Company continues to follow the recommendations of local health authorities to minimize exposure risk for its employees, suppliers, customers and other stakeholders. The Company has implemented business continuity plans during the crisis and is attempting to minimize the pandemic’s impact, but it may be unable to adequately respond to further outbreaks in particular geographies and its operations may be materially impacted. The extent to which the COVID-19 pandemic may impact the Company’s results will depend on future developments, which are highly uncertain and cannot be predicted, including the successful implementation of vaccination programs and the continued fiscal support currently provided by governments. Accordingly, the COVID-19 pandemic and the related global reaction could have a material adverse effect on the Company’s business, results of operations and financial condition.

(c) Cash and Cash Equivalents

The Company considers investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2020, the Company had cash and cash equivalents of $768,625 of which $436,948 was held outside the United States. As of December 31, 2019, the Company had cash and cash equivalents of $134,785 of which $110,033 was held outside the United States.

(d) Short-term Investments

The Company invests in high quality credit instruments. At December 31, 2020, such investments consisted of a short-duration bond fund and managed income fund. At December 31, 2019, amounts consisted solely of investments in the Company's commercial paper by its wholly-owned captive insurance company. Such investments are not insured by the Federal Deposit Insurance Corporation.

The Company's investment in the short-duration bond fund and managed income fund is classified as an equity security, recorded at fair value based on the closing market price of the security. The Company recognizes dividends, realized and unrealized gains and losses to other expense (income), net in the statement of operations.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

(e) Fair Value

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

(f) Accounts Receivable and Revenue Recognition

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

The Company accounts for incremental costs of obtaining a contract as an expense when incurred in selling, general and administrative expenses if the amortization period is less than one year.

The Company accounts for shipping and handling activities performed after control has been transferred as a fulfillment cost in cost of sales.

(g) Inventories

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

(h) Property, Plant and Equipment

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

(i) Accounting for Business Combinations

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

(j) Goodwill and Other Intangible Assets

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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

(k) Leases

The Company measures right of use (“ROU”) assets and lease liabilities based on the present value of the future minimum lease payments over the lease term at the commencement date. Minimum lease payments include the fixed lease and non-lease components of the agreement, as well as any variable rent payments that depend on an index, initially measured using the index at the lease commencement date. The ROU assets are adjusted for any initial direct costs incurred less any lease incentives received, in addition to payments made on or before the commencement date of the lease. The Company recognizes lease expense for leases on a straight-line basis over the lease term.

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

The Company determines if a contract is or contains a lease at inception. The Company has operating and finance leases for service centers, warehouses, showrooms, and machinery and equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet and expensed as incurred. The Company enters into lease contracts ranging from 1 to 60 years with a majority of the Company’s lease terms ranging from 1 to 10 years.

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

(l) Income Taxes

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

(m) Financial Instruments

The Company’s financial instruments consist primarily of short-term investments, receivables, accounts payable, accrued expenses and long-term debt. The carrying amounts of receivables, accounts payable and accrued expenses approximate their fair value because of the short-term maturity of such instruments. The Company has a wholly-owned captive insurance company that may periodically invest in the Company’s commercial paper. These short-term commercial paper investments are classified as trading securities and carried at fair value based upon level two fair value hierarchy. The carrying amount of the Company’s floating rate debt approximates its fair value based upon level two fair value hierarchy. Interest rates that are currently available to the Company for issuance of long-term debt with similar terms and remaining maturities are used to estimate the fair value of the Company’s long-term debt.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

(n) Advertising Costs and Vendor Consideration

Advertising and promotion expenses are charged to earnings during the period in which they are incurred. Advertising and promotion expenses included in selling, general, and administrative expenses were $105,974 in 2020, $130,207 in 2019 and $116,854 in 2018.

Vendor consideration, generally cash, is classified as a reduction of net sales, unless specific criteria are met regarding goods or services that the Company may receive in return for this consideration. The Company makes various payments to customers, including rebates, slotting fees, advertising allowances, buy-downs and co-op advertising. All of these payments reduce gross sales with the exception of co-op advertising. Co-op advertising expenses, classified as a selling, general and administrative expense, were $16,087 in 2020, $11,418 in 2019 and $13,332 in 2018.

(o) Product Warranties

The Company warrants certain qualitative attributes of its flooring products. The Company has recorded a provision for estimated warranty and related costs, based on historical experience and periodically adjusts these provisions to reflect actual experience.

(p) Impairment of Long-Lived Assets

The Company reviews its long-lived asset groups, which include intangible assets such as patents and customer relationships subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of such asset groups may not be recoverable. Recoverability of asset groups to be held and used is measured by a comparison of the carrying amount of long-lived assets to future undiscounted net cash flows expected to be generated by these asset groups. If such asset groups are considered to be impaired, the impairment recognized is the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. Assets held for sale are reported at the lower of the carrying amount or fair value less estimated costs of disposal and are no longer depreciated.

(q) Foreign Currency Translation

The Company’s subsidiaries that operate outside the United States generally use their local currency as the functional currency. The functional currency is translated into U.S. Dollars for balance sheet accounts using the month end rates in effect as of the balance sheet date and average exchange rate for revenue and expense accounts for each respective period. The translation adjustments are deferred as a separate component of stockholders’ equity, within accumulated other comprehensive income (loss). Gains or losses resulting from transactions denominated in foreign currencies are included in other income or expense, within the consolidated statements of operations.

(r) Hedges of Net Investments in Non-U.S. Operations

The Company has numerous investments outside the United States. The net assets of these subsidiaries are exposed to changes and volatility in currency exchange rates. The Company uses foreign currency denominated debt to hedge its non-U.S. net investments against adverse movements in exchange rates. The gains and losses on the Company’s net investments in its non-U.S. operations are economically offset by losses and gains on its foreign currency borrowings. The Company designated its €500,000 2.00% Senior Notes borrowing as a net investment hedge of a portion of its European operations. For the years ended December 31, 2020, December 31, 2019 and December 31, 2018 the change in the U.S. dollar value of the Company’s euro denominated debt was an increase of $54,907 ($41,708 net of taxes), a decrease of $12,049 ($9,153 net of taxes) and a decrease of $27,948 ($20,376 net of taxes), respectively, which is recorded in the foreign currency translation adjustment component of accumulated other comprehensive income (loss). The increase in the U.S. dollar value of the Company’s debt partially offsets the euro-to-dollar translation of the Company’s net investment in its European operations.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

(s) Earnings per Share (“EPS”)

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

Dilutive common stock options are included in the diluted EPS calculation using the treasury stock method. There were no common stock options and unvested restricted shares (units) that were excluded from the diluted EPS computation because the price was greater than the average market price of the common shares for the periods presented for 2020, 2019 and 2018.

Computations of basic and diluted earnings per share are presented in the following table:

	2020	2019	2018
Net earnings attributable to Mohawk Industries, Inc.	$515,595	744,211	861,704
Accretion of redeemable noncontrolling interest(a)	—	—	(3,892)
Net earnings available to common stockholders	$515,595	744,211	857,812

Weighted-average common shares outstanding-basic and diluted:
Weighted-average common shares outstanding—basic	71,214	71,986	74,413
Add weighted-average dilutive potential common shares—options to purchase common shares and RSUs, net	187	278	360
Weighted-average common shares outstanding-diluted	71,401	72,264	74,773
Earnings per share attributable to Mohawk Industries, Inc.
Basic	$7.24	10.34	11.53
Diluted	$7.22	10.30	11.47

(a) Represents the accretion of the Company’s redeemable noncontrolling interest to redemption value. The holder put this option to the Company on December 20, 2018 for $33,884.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

(t) Stock-Based Compensation

The Company recognizes compensation expense for all share-based payments granted based on the grant-date fair value estimated in accordance with ASC 718-10, “Stock Compensation”. Compensation expense is generally recognized on a straight-line basis over the awards’ estimated lives for fixed awards with ratable vesting provisions.

(u) Employee Benefit Plans

The Company has 401(k) retirement savings plans (the “Mohawk Plan”) open to substantially all U.S. and Puerto Rico based employees who have completed 60 days of eligible service. The Company contributes $.50 for every $1.00 of employee contributions up to a maximum of 6% of the employee’s salary based upon each individual participants election. Employee and employer contributions to the Mohawk Plan were $56,241 and $13,509 in 2020, $57,354 and $23,008 in 2019 and $55,796 and $22,689 in 2018, respectively.

The Company also has various pension plans covering employees in Belgium, France, and the Netherlands (the “Non-U.S. Plans”) within the Flooring ROW segment. Benefits under the Non-U.S. Plans depend on compensation and years of service. The Non-U.S. Plans are funded in accordance with local regulations. The Company uses December 31 as the measurement date for its Non-U.S. Plans. The Company’s projected benefit obligation and plan assets as of December 31, 2020 were $86,722 and $68,413, respectively. The Company’s projected benefit obligation and plan assets as of December 31, 2019 were $73,510 and $60,040, respectively. As of December 31, 2020, the funded status of the Non-U.S. Plans was a liability of $18,309 of which $7,005 was recorded in accumulated other comprehensive income, for a net liability of $11,304 recorded in other long-term liabilities within the consolidated balance sheets. As of December 31, 2019, the funded status of the Non-U.S. Plans was a liability of $13,470 of which $8,303 was recorded in accumulated other comprehensive income, for a net liability of $5,167 recorded in other long-term liabilities within the consolidated balance sheets.

(v) Comprehensive Income (Loss)

Comprehensive income (loss) includes foreign currency translation of assets and liabilities of foreign subsidiaries, effects of exchange rate changes on intercompany balances of a long-term nature and pensions. The Company does not provide income taxes on currency translation adjustments, as earnings from foreign subsidiaries are considered to be indefinitely reinvested. The Company presents currency translation adjustments on noncontrolling interests separately from currency translation adjustments on controlling interests in accumulated other comprehensive income (loss) within stockholders’ equity.

The changes in accumulated other comprehensive income (loss) by component, net of tax, for years ended December 31, 2020, 2019 and 2018 are as follows:

	Foreign currency translation adjustments	Pensions and post-retirement benefits	Total
Balance as of December 31, 2017	$(547,927)	(10,600)	(558,527)
Current period other comprehensive income (loss) before reclassifications	(234,175)	1,094	(233,081)
Balance as of December 31, 2018	(782,102)	(9,506)	(791,608)
Current period other comprehensive income (loss) before reclassifications	28,994	(3,210)	25,784
Balance as of December 31, 2019	(753,108)	(12,716)	(765,824)
Current period other comprehensive income (loss) before reclassifications	72,853	(2,174)	70,679
Balance as of December 31, 2020	$(680,255)	(14,890)	(695,145)

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

(w) Self-Insurance Reserves

The Company is self-insured in the U.S. for various levels of general liability, automobile liability, workers’ compensation and employee medical coverage. Insurance reserves are calculated on an undiscounted basis based on actual claim data and estimates of incurred but not reported claims developed utilizing historical claim trends. Projected settlements and incurred but not reported claims are estimated based on pending claims and historical trends and data. Though the Company does not expect them to do so, actual settlements and claims could differ materially from those estimated. Material differences in actual settlements and claims could have an adverse effect on the Company’s results of operations and financial condition.

The Company has a wholly-owned captive insurance company, Mohawk Assurance Services, Inc. (“MAS”). MAS insures the retained portion of the Company’s U.S. general liability, automobile liability, and workers’ compensation exposures. In the fourth quarter of 2020, the Company also moved pandemic, terrorism and medical coverage to MAS.

(x) Fiscal Year

The Company ends its fiscal year on December 31. Each of the first three quarters in the fiscal year ends on the Saturday nearest the calendar quarter end with a thirteen week fiscal quarter.

(y) Recent Accounting Pronouncements

- Effective in Future Years

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes which simplified the accounting for income taxes in several areas by removing certain exceptions and by clarifying and amending existing guidance applicable to accounting for income taxes. The amendment is effective commencing January 1, 2021 for the Company. The Company evaluated the impact that this accounting standards update will have on its consolidated financial statements and does not expect the adoption of this guidance to have a significant impact to the financial statements.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and other (Topic 350): Simplifying the test for goodwill impairment. The amendments remove the second step of the current goodwill impairment test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. The Company adopted the new standard in the fourth quarter of 2019. The effect of adopting the new standard was not material.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

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

The adoption of ASC 842 had a material impact on the Company’s condensed consolidated balance sheets, but did not have a material impact on the Company’s condensed consolidated statements of operations or cashflow. The most significant impact was the recognition of ROU assets of $328,169 and lease liabilities for operating leases of $332,286 at January 1, 2019, based on the present value of the future minimum rental payments for existing operating leases. The difference in the balances is due to deferred rent, tenant incentive allowances and prepaid amounts taken into account for adoption. The Company’s accounting for finance leases remained substantially unchanged. See Note 12, Leases.

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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

(2) Acquisitions

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

(3) Revenue from Contracts with Customers

Contract liabilities

The Company historically records contract liabilities when it receives payment prior to fulfilling a performance obligation. Contract liabilities related to revenues are recorded in accounts payable and accrued expenses on the accompanying condensed consolidating balance sheets. The Company had contract liabilities of $39,466 and $34,959 as of December 31, 2020 and December 31, 2019, respectively.

Performance obligations

Substantially all of the Company’s revenue is recognized at a point in time when the product is either shipped or received from the Company's facilities and control of the product is transferred to the customer.  Accordingly, in any period, the Company does not recognize a significant amount of revenue from performance obligations satisfied or partially satisfied in prior periods and the amount of such revenue recognized during the years ended December 31, 2020, 2019, and 2018 was immaterial.

Costs to obtain a contract

The Company historically incurs certain incremental costs to obtain revenue contracts. These costs relate to marketing display structures and are capitalized when the amortization period is greater than one year, with the amount recorded in other assets on the accompanying condensed consolidated balance sheets. Capitalized costs to obtain contracts were $59,847 and $69,039 as of December 31, 2020 and December 31, 2019, respectively. Straight-line amortization expense recognized during 2020 related to these capitalized costs was $68,201.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

Revenue disaggregation

The following table presents the Company’s segment revenues disaggregated by the geographical market location of customer sales and product categories during the years ended December 31, 2020, 2019 and 2018, respectively:

December 31, 2020	Global Ceramic segment	Flooring NA segment	Flooring ROW segment	Total
Geographical Markets
United States	$2,050,470	3,477,556	2,381	5,530,407
Europe	699,715	1,506	1,785,549	2,486,770
Russia	262,846	50	122,934	385,830
Other	419,725	114,963	614,502	1,149,190
Total	$3,432,756	3,594,075	2,525,366	9,552,197

Product Categories
Ceramic & Stone	$3,425,672	31,531	—	3,457,203
Carpet & Resilient	7,084	2,871,050	857,754	3,735,888
Laminate & Wood	—	691,494	847,473	1,538,967
Other(1)	—	—	820,139	820,139
Total	$3,432,756	3,594,075	2,525,366	9,552,197

December 31, 2019	Global Ceramic segment	Flooring NA segment	Flooring ROW segment	Total
Geographical Markets
United States	$2,131,029	3,688,691	2,873	5,822,593
Europe	711,762	6,922	1,813,555	2,532,239
Russia	269,142	66	116,187	385,395
Other	519,209	148,035	563,201	1,230,445
Total	$3,631,142	3,843,714	2,495,816	9,970,672

Product Categories
Ceramic & Stone	$3,631,142	55,503	—	3,686,645
Carpet & Resilient	—	3,136,474	785,295	3,921,769
Laminate & Wood	—	651,737	849,340	1,501,077
Other(1)	—	—	861,181	861,181
Total	$3,631,142	3,843,714	2,495,816	9,970,672

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

December 31, 2018	Global Ceramic segment	Flooring NA segment	Flooring ROW segment	Total
Geographical Markets
United States	$2,251,233	3,851,267	1,289	6,103,789
Europe	714,315	6,487	1,861,890	2,582,692
Russia	245,867	2	103,351	349,220
Other	341,441	171,392	435,100	947,933
Total	$3,552,856	4,029,148	2,401,630	9,983,634

Product Categories
Ceramic & Stone	$3,552,856	68,337	—	3,621,193
Carpet & Resilient	—	3,258,029	645,669	3,903,698
Laminate & Wood	—	702,782	850,250	1,553,032
Other(1)	—	—	905,711	905,711
Total	$3,552,856	4,029,148	2,401,630	9,983,634

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

Restructuring, acquisition transaction and integration-related costs consisted of the following during the year ended December 31, 2020, 2019 and December 31, 2018, respectively (in thousands):

	2020	2019	2018
Cost of sales
Restructuring costs(1)	$101,230	84,844	43,733
Acquisition integration-related costs	1,153	3,458	3,330
Restructuring and acquisition integration-related costs	$102,383	88,302	47,063

Selling, general and administrative expenses
Restructuring costs(1)	$24,127	5,497	15,259
Acquisition transaction-related costs	213	1,502	4,977
Acquisition integration-related costs	2,127	5,871	11,351
Restructuring, acquisition transaction and integration-related costs	$26,467	12,870	31,587

(1) The restructuring costs for 2020, 2019 and 2018 primarily relate to the Company’s actions taken to lower its cost structure and improve efficiencies of manufacturing and distribution operations as well as actions related to the Company’s recent acquisitions. The Company currently estimates that it will incur additional restructuring costs of approximately $18,000 primarily related to accelerated depreciation and period closure costs mainly in its Flooring North America segment.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

The restructuring activity for the years ended December 31, 2020 and 2019, respectively is as follows (in thousands):

	Lease impairments	Asset write-downs	Severance	Other restructuring costs	Total
Balance as of December 31, 2018	$397	—	7,866	250	8,513
Provision
Global Ceramic segment	—	—	5,264	—	5,264
Flooring NA segment	—	37,820	2,617	33,975	74,412
Flooring ROW segment	—	3,936	4,615	2,099	10,650
Corporate	—	—	15	—	15
Total provision for the Year 2019	—	41,756	12,511	36,074	90,341
Cash payments	(376)	—	(16,113)	(19,165)	(35,654)
Non-cash items	—	(41,756)	(142)	(17,043)	(58,941)
Balance as of December 31, 2019	21	—	4,122	116	4,259
Provision
Global Ceramic segment	2,239	19,963	13,987	6,927	43,116
Flooring NA segment	227	32,902	4,660	13,809	51,598
Flooring ROW segment	—	12,913	5,746	6,391	25,050
Corporate	—	3,685	1,908	—	5,593
Total provision for the Year 2020	2,466	69,463	26,301	27,127	125,357
Cash payments	(21)	—	(20,001)	(18,425)	(38,447)
Non-cash items	(2,466)	(69,463)	1,154	(8,089)	(78,864)
Balance as of December 31, 2020	$—	—	11,576	729	12,305

2019 provision amounts recorded in:
Cost of sales	$—	41,756	8,273	34,815	84,844
Selling, general and administrative expenses	—	—	4,238	1,259	5,497
Total provision for the Year 2019	$—	41,756	12,511	36,074	90,341

2020 provision amounts recorded in:
Cost of sales	$—	64,415	13,949	22,866	101,230
Selling, general and administrative expenses	2,466	5,048	12,352	4,261	24,127
Total provision for the Year 2020	$2,466	69,463	26,301	27,127	125,357

The Company generally expects the remaining severance and other restructuring costs to be paid over the next year.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

(5) Fair Value

For publicly-traded investment securities, consisting of the Company’s money market, short-duration bond fund and managed income fund, fair value is determined on the basis of quoted market prices and, accordingly, such investments are classified as Level 1. The Company’s wholly-owned captive insurance company may also invest in the Company’s commercial paper. These short-term commercial paper investments are classified as trading securities and carried at fair value based upon the Level 2 fair value hierarchy.

Items Measured at Fair Value
The following table presents the items measured at fair value as of December 31, 2020 and December 31, 2019:

	Fair Value
	December 31, 2020	December 31, 2019
Cash and cash equivalents:
Money market fund (Level 1)	$197,835	—
Short-term investments:
Short-term investments (Level 1) (1)	571,741	—
Commercial paper (Level 2)	—	42,500
(1) The Company's short-term investments are in a short-duration bond fund and a managed income fund that are designed to deliver current income consistent with the preservation of capital through investing in high-and medium grade fixed income securities. The investments are readily convertible into cash.

The fair values and carrying values of the Company’s debt are disclosed in Note 10 - Long-Term Debt.

(6) Receivables, net

	December 31, 2020	December 31, 2019
Customers, trade	$1,591,503	1,491,592
Income tax receivable	112,580	8,428
Other	89,092	88,520
	1,793,175	1,588,540
Less: allowance for discounts, returns, claims and doubtful accounts(1)	83,682	61,921
Receivables, net	$1,709,493	1,526,619
(1) The Company adopted the new standard, ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, on January 1, 2020 using a modified retrospective transition approach, with the cumulative impact being immaterial to the financial statements.

The following table reflects the activity of allowances for discounts, returns, claims and doubtful accounts for the years ended December 31:

	Balance at beginning of year	Acquisitions	Additions charged to net sales or costs and expenses	Deductions(1)	Balance at end of year
2018	$86,103	4,240	317,716	333,341	74,718
2019	74,718	382	387,253	400,432	61,921
2020	61,921	—	384,403	362,642	83,682

(1) Represents charge-offs, net of recoveries.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

(7) Inventories
The components of inventories are as follows:

	December 31, 2020	December 31, 2019
Finished goods	$1,372,234	1,610,742
Work in process	126,231	144,639
Raw materials	414,555	526,947
Total inventories	$1,913,020	2,282,328

(8) Goodwill and Other Intangible Assets
The Company conducted its annual impairment assessment on the first day of the fourth quarter of 2020 and determined the fair values of its reporting units and trademarks exceeded their carrying values. As a result, no impairment was indicated.
The following table summarizes the components of intangible assets:

Goodwill:

	Global Ceramic	Flooring NA	Flooring ROW	Total
Balances as of December 31, 2018
Goodwill	$1,564,987	874,198	1,409,206	3,848,391
Accumulated impairment losses	(531,930)	(343,054)	(452,441)	(1,327,425)
	1,033,057	531,144	956,765	2,520,966
Goodwill recognized during the period	13,197	—	49,619	62,816
Currency translation during the period	5,392	—	(19,147)	(13,755)
Balances as of December 31, 2019
Goodwill	1,583,576	874,198	1,439,678	3,897,452
Accumulated impairment losses	(531,930)	(343,054)	(452,441)	(1,327,425)
	1,051,646	531,144	987,237	2,570,027
Goodwill recognized during the period	—	—	(9,642)	(9,642)
Currency translation during the period	(4,085)	—	94,531	90,446
Balances as of December 31, 2020
Goodwill	1,579,491	874,198	1,524,567	3,978,256
Accumulated impairment losses	(531,930)	(343,054)	(452,441)	(1,327,425)
	$1,047,561	531,144	1,072,126	2,650,831

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

Intangible assets:

Tradenames
Indefinite life assets not subject to amortization:
Balance as of December 31, 2018	$707,380
Intangible assets acquired during the year(1)	(874)
Currency translation during the year	(3,774)
Balance as of December 31, 2019	702,732
Currency translation during the year	24,536
Balance as of December 31, 2020	$727,268
(1) Includes adjustments on previously acquired intangible assets.

	Customer relationships	Patents	Other	Total
Intangible assets subject to amortization:
Balances as of December 31, 2018	$244,628	4,495	5,307	254,430
Intangible assets acquired during the year	2,092	—	—	2,092
Amortization during the year	(25,527)	(2,156)	70	(27,613)
Currency translation during the year	(2,752)	(111)	101	(2,762)
Balances as of December 31, 2019	218,441	2,228	5,478	226,147
Intangible assets acquired during the year	12,789	—	—	12,789
Amortization during the year	(26,612)	(2,195)	(84)	(28,891)
Currency translation during the year	13,921	111	262	14,294
Balances as of December 31, 2020	$218,539	144	5,656	224,339

	December 31, 2020
	Cost	Acquisitions	Currency translation	Accumulated amortization	Net Value
Customer Relationships	$645,206	12,789	41,800	481,256	218,539
Patents	249,100	—	24,470	273,426	144
Other	6,631	—	314	1,289	5,656
Total	$900,937	12,789	66,584	755,971	224,339

	December 31, 2019
	Cost	Acquisitions	Currency translation	Accumulated amortization	Net Value
Customer Relationships	$651,014	2,092	(7,900)	426,765	218,441
Patents	254,483	—	(5,383)	246,872	2,228
Other	6,534	—	97	1,153	5,478
Total	$912,031	2,092	(13,186)	674,790	226,147

	Years Ended December 31,
	2020	2019	2018
Amortization expense	$28,891	27,613	30,745

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

Estimated amortization expense for the years ending December 31 are as follows:

2021	$29,429
2022	28,634
2023	26,998
2024	26,264
2025	26,064

(9) Property, Plant and Equipment
Following is a summary of property, plant and equipment:

	December 31, 2020	December 31, 2019
Land	$484,450	469,837
Buildings and improvements	1,856,859	1,790,781
Machinery and equipment	5,987,272	5,602,474
Furniture and fixtures	164,027	163,017
Leasehold improvements	103,172	103,755
Construction in progress	309,486	366,144
	8,905,266	8,496,008
Less: accumulated depreciation	4,314,037	3,797,091
Net property, plant and equipment	$4,591,229	4,698,917

Additions to property, plant and equipment included capitalized interest of $6,362, $7,214 and $10,684 in 2020, 2019 and 2018, respectively. Depreciation expense was $574,095, $544,733 and $487,411 for 2020, 2019 and 2018, respectively. Included in property, plant and equipment are finance leases with a cost of $58,170 and $35,271 and accumulated depreciation of $12,498 and $5,664 as of December 31, 2020 and 2019, respectively.

(10) Long-Term Debt

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

At the Company’s election, revolving loans under the Senior Credit Facility bear interest at annual rates equal to either (a) LIBOR for 1, 2, 3 or 6 month periods, as selected by the Company, plus an applicable margin ranging between 1.00% and 1.75% (1.125% as of December 31, 2020), or (b) the higher of the Wells Fargo Bank, National Association prime rate, the Federal Funds rate plus 0.5%, or the Eurocurrency Rate (as defined in the Senior Credit Facility) rate plus 1.0%, plus an applicable margin ranging between 0.00% and 0.75% (0.125% as of December 31, 2020). The Company also pays a commitment fee to the lenders under the Senior Credit Facility on the average amount by which the aggregate commitments of the lenders exceed utilization of the Senior Credit Facility ranging from 0.09% to 0.20% per annum (0.11% as of December 31, 2020). The applicable margins and the commitment fee are determined based on whichever of the Company’s Consolidated Net Leverage Ratio or its senior unsecured debt rating (or if not available, corporate family rating) results in the lower applicable margins and commitment fee (with applicable margins and the commitment fee increasing as that ratio increases or those ratings decline, as applicable).

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

As of December 31, 2020, amounts utilized under the Senior Credit Facility included zero borrowings and $787 of standby letters of credit related to various insurance contracts and foreign vendor commitments. Any outstanding borrowings under the Company's U.S. and European commercial paper programs reduce availability under the Senior Credit Facility. The Company has utilized $787 under the Senior Credit Facility resulting in a total of $1,799,213 available as of December 31, 2020.

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

The proceeds from the issuance of commercial paper notes will be available for general corporate purposes. As of December 31, 2020, there was zero outstanding under the U.S. commercial paper program and the European program.

Senior Notes

On June 12, 2020, Mohawk Capital Finance S.A. (“Mohawk Finance”), an indirect wholly-owned finance subsidiary of the Company, completed the issuance and sale of €500,000 aggregate principal amount of 1.750% Senior Notes (“1.750% Senior Notes”) due June 12, 2027. The 1.750% Senior Notes are senior unsecured obligations of Mohawk Finance and rank pari passu with all of Mohawk Finance’s other existing and future senior unsecured indebtedness. The 1.750% Senior Notes are fully, unconditionally and irrevocably guaranteed by the Company on a senior unsecured basis. Interest on the 1.750% Senior Notes is payable annually in cash on June 12 of each year, commencing on June 12, 2021. The Company paid financing costs of $4,400 in connection with the 1.750% Senior Notes. These costs were deferred and are being amortized over the term of the 1.750% Senior Notes.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

On May 14, 2020, the Company completed the issuance and sale of $500,000 aggregate principal amount of 3.625% Senior Notes (“3.625% Senior Notes”) due May 15, 2030. The 3.625% Senior Notes are senior unsecured obligations of the Company and rank pari passu with all of the Company’s existing and future unsecured indebtedness. Interest on the 3.625% Senior Notes is payable semi-annually in cash on May 15 and November 15 of each year, commencing on November 15, 2020. The Company paid financing costs of $5,476 in connection with the 3.625% Senior Notes. These costs were deferred and are being amortized over the term of the 3.625% Senior Notes.

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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

Term Loan

On April 7, 2020, the Company entered into a credit agreement that provided for a $500,000 delayed draw term loan facility (the “Term Loan Facility”). On April 15, 2020, the Company borrowed the full amount on the Term Loan Facility, the proceeds of which could be used for funding working capital and general corporate purposes of the Company. The principal amount of the Term Loan Facility was to be repaid in a single installment on April 6, 2021. The Company could prepay all or a portion of the Term Loan Facility from time to time, plus accrued and unpaid interest. The obligations of the Company and its subsidiaries in respect of the Term Loan Facility were unsecured. The Term Loan Facility was subject to the same affirmative and negative covenants that are applicable to the Senior Credit Facility. The Company recorded financing costs of $1,088 in connection with the Term Loan Facility. On May 15, 2020, the Company prepaid the entire outstanding balance on the Term Loan Facility utilizing cash on hand and proceeds from the 3.625% Senior Notes and associated financing costs were written off in the quarter ending June 27, 2020.

The fair values and carrying values of the Company’s debt instruments are detailed as follows:

	At December 31, 2020		At December 31, 2019
	Fair Value	Carrying Value	Fair Value	Carrying Value
1.750% Senior Notes, payable June 12, 2027; interest payable annually	$635,664	615,006	—	—
3.625% Senior Notes, payable May 15, 2030; interest payable semi-annually	561,890	500,000	—	—
3.85% Senior Notes, payable February 1, 2023; interest payable semi-annually	638,844	600,000	627,144	600,000
2.00% Senior Notes, payable January 14, 2022; interest payable annually	624,680	615,006	580,235	560,099
2020 Floating Rate Notes, payable May 18, 2020; interest payable quarterly	—	—	336,066	336,059
2021 Floating Rate Notes, payable September 04, 2021; interest payable quarterly	368,738	369,004	335,965	336,059
U.S. commercial paper	—	—	317,000	317,000
European commercial paper	—	—	376,946	376,946
Five-year Senior unsecured Credit Facility, due October 18, 2024	—	—	16,803	16,803
Finance leases and other	46,302	46,302	30,049	30,049
Unamortized debt issuance costs	(11,176)	(11,176)	(3,129)	(3,129)
Total debt	2,864,942	2,734,142	2,617,079	2,569,886
Less current portion of long term debt and commercial paper	376,989	377,255	1,051,498	1,051,498
Long-term debt, less current portion	$2,487,953	2,356,887	1,565,581	1,518,388

The fair values of the Company’s debt instruments were estimated using market observable inputs, including quoted prices in active markets, market indices and interest rate measurements. Within the hierarchy of fair value measurements, these are Level 2 fair values.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

The aggregate maturities of total debt as of December 31, 2020 are as follows(1):

2021	$377,208
2022	622,832
2023	607,116
2024	5,459
2025	4,131
Thereafter	1,128,572
$2,745,318

(1) Debt maturity table excludes deferred loan costs.

(11) Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are as follows:

	December 31, 2020	December 31, 2019
Outstanding checks in excess of cash	$5,672	9,924
Accounts payable, trade	1,016,897	824,956
Accrued expenses	566,052	461,035
Product warranties	54,692	49,184
Accrued interest	30,403	21,050
Accrued compensation and benefits	222,235	192,991
Total accounts payable and accrued expenses	$1,895,951	1,559,140

(12) Leases

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

Certain of the Company’s leases include rental payments that will adjust periodically for inflation or certain adjustments based on step increases. An insignificant number of the Company’s leases contain residual value guarantees and none of the Company’s agreements contain material restrictive covenants. Variable rent expenses consist primarily of maintenance, property taxes and charges based on usage.

The Company rents or subleases certain real estate to third parties. The Company’s sublease portfolio consists mainly of operating leases.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

The components of lease costs for the twelve months ended December 31, 2020 and December 31, 2019 are as follows:

	Twelve Months Ended December 31, 2020			Twelve Months Ended December 31, 2019
	Cost of Goods Sold	Selling, General and Administrative	Total	Cost of Goods Sold	Selling, General and Administrative	Total
Operating lease costs
Fixed	$25,067	102,504	127,571	30,002	97,988	127,990
Short-term	11,633	16,021	27,654	9,725	13,933	23,658
Variable	8,285	30,036	38,321	8,123	29,852	37,975
Sub-leases	(411)	(741)	(1,152)	(311)	(537)	(848)
	$44,574	147,820	192,394	47,539	141,236	188,775

	Twelve Months Ended December 31, 2020			Twelve Months Ended December 31, 2019
	Depreciation and Amortization	Interest	Total	Depreciation and Amortization	Interest	Total
Finance lease costs
Amortization of leased assets	$6,423	—	6,423	4,015	—	4,015
Interest on lease liabilities	—	690	690	—	491	491
	$6,423	690	7,113	4,015	491	4,506
Net lease costs			$199,507			193,281

Rental expense under fixed operating leases was $143,513 in 2018.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

Supplemental balance sheet information related to leases is as follows:

	Classification	At December 31, 2020	At December 31, 2019
Assets
Operating Leases
Right of use operating lease assets	Right of use operating lease assets	$323,138	323,003
Finance Leases
Property, plant and equipment, gross	Property, plant and equipment	58,170	35,271
Accumulated depreciation	Accumulated depreciation	(12,498)	(5,664)
Property, plant and equipment, net	Property, plant and equipment, net	45,672	29,607
Total lease assets		$368,810	352,610

Liabilities
Operating Leases
Other current	Current operating lease liabilities	$98,042	101,945
Non-current	Non-current operating lease liabilities	234,726	228,155
Total operating liabilities		332,768	330,100
Finance Leases
Short-term debt	Short-term debt and current portion of long-term debt	8,025	4,835
Long-term debt	Long-term debt, less current portion	38,098	25,214
Total finance liabilities		46,123	30,049
Total lease liabilities		$378,891	360,149

Maturities of lease liabilities as of December 31, 2020 are as follows:

Year ending December 31,	Finance Leases	Operating Leases	Total
2021	$8,830	113,151	121,981
2022	8,399	88,607	97,006
2023	7,632	60,118	67,750
2024	5,870	38,785	44,655
2025	4,453	26,837	31,290
Thereafter	14,599	27,454	42,053
Total lease payments	49,783	354,952	404,735
Less imputed interest	3,660	22,184
Present value, Total	$46,123	332,768

The Company had approximately $12,375 of leases that commenced after December 31, 2020 that created rights and obligations to the Company. These leases are not included in the above maturity schedule.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

Lease term and discount rate are as follows:

	At December 31, 2020	At December 31, 2019
Weighted Average Remaining Lease Term
Operating Leases	4.5 years	4.3 years
Finance Leases	7.7 years	8.4 years

Weighted Average Discount Rate
Operating Leases	2.8%	3.3%
Finance Leases	1.4%	1.4%

Supplemental cash flow information related to leases was as follows:

	Twelve Months Ended
	December 31, 2020	December 31, 2019
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$124,708	127,213
Operating cash flows from finance leases	690	349
Financing cash flows from finance leases	6,386	3,975
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	110,036	133,959
Finance leases	18,248	20,464
Amortization:
Amortization of right of use operating lease assets(1)	113,898	109,884

(1) Amortization of Right of use operating lease assets during the period is reflected in Other assets and prepaid expenses on the Consolidated Statements of Cash Flows.

(13) Stock-Based Compensation

The Company recognized compensation expense for all share-based payments granted for the years ended December 31, 2020, 2019 and 2018 based on the grant-date fair value estimated in accordance with the provisions of ASC 718-10. Compensation expense is recognized on a straight-line basis over the options’ or other awards’ estimated lives for fixed awards with ratable vesting provisions.

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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

Restricted Stock Plans

A summary of the Company’s RSUs under the Company’s long-term incentive plans as of December 31, 2020, and changes during the year then ended is presented as follows:

	Shares	Weighted average grant date fair value	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Restricted Stock Units outstanding, December 31, 2019	362	$158.13
Granted	192	120.36
Released	(146)	203.05
Forfeited	(33)	140.69
Restricted Stock Units outstanding, December 31, 2020	375	$122.84	1.4	$52,822
Expected to vest as of December 31, 2020	361		1.4	$50,895
The Company recognized stock-based compensation costs related to the issuance of RSUs of $19,697 ($14,576, net of taxes), $23,620 ($17,479, net of taxes) and $31,382 ($24,436, net of taxes) for the years ended December 31, 2020, 2019 and 2018, respectively, which has been allocated to selling, general and administrative expenses. Pre-tax unrecognized compensation expense for unvested RSUs granted to employees, net of estimated forfeitures, was $17,706 as of December 31, 2020, and will be recognized as expense over a weighted-average period of approximately 1.60 years.

Additional information relating to the Company’s RSUs under the Company’s long-term incentive plans are as follows:

	2020	2019	2018
Restricted Stock Units outstanding, January 1	362	446	555
Granted	192	187	136
Released	(146)	(230)	(235)
Forfeited	(33)	(41)	(10)
Restricted Stock Units outstanding, December 31	375	362	446
Expected to vest as of December 31	361	356	440
During 2020, 2019 and 2018, a total of 1 shares were awarded each year to certain non-employee directors in lieu of cash for their annual retainers.

The Company has not granted stock options since the year ended December 31, 2012. At December 31, 2020, there were fully vested options to acquire 63 shares outstanding, with a weighted average remaining contractual term of less than one year.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

(14) Other Expense (Income)
Following is a summary of other expense (income):

	2020	2019	2018
Foreign currency losses (gains), net	$7,815	(7,190)	9,613
Release of indemnification asset	—	(304)	4,606
Impairment of joint venture in Brazil	3,599	—	—
Dividend income	(2,976)	—	—
Impairment of net investment in a manufacturer and distributor of Ceramic tile in China(1)	—	59,906	—
All other, net	(9,189)	(16,005)	(6,921)
Total other expense (income), net	$(751)	36,407	7,298

(1) During 2019, the Company determined that its net investment in a manufacturer and distributor of ceramic tile in China was impaired and therefore recorded a net impairment charge of $59,906.

(15) Income Taxes
Following is a summary of earnings before income taxes for United States and foreign operations:

	2020	2019	2018
United States	$94,829	163,764	387,564
Foreign	489,545	585,781	661,637
Earnings before income taxes	$584,374	749,545	1,049,201

Income tax expense (benefit) for the years ended December 31, 2020, 2019 and 2018 consists of the following:

	2020	2019	2018
Current income taxes:
U.S. federal	$(33,821)	19,936	22,700
State and local	7,794	12,659	14,521
Foreign	72,350	80,221	58,669
Total current	46,323	112,816	95,890
Deferred income taxes:
U.S. federal	14,533	11,993	54,983
State and local	112	15,371	19,076
Foreign	7,679	(135,206)	14,397
Total deferred	22,324	(107,842)	88,456
Total income tax expense	$68,647	4,974	184,346

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

The geographic dispersion of earnings and losses contributes to the annual changes in the Company’s effective tax rates. Approximately 16% of the Company’s current year earnings before income taxes was generated in the United States. The Company is also subject to taxation in other jurisdictions where it has operations, including Australia, Belgium, Brazil, Bulgaria, France, Ireland, Italy, Luxembourg, Malaysia, Mexico, the Netherlands, New Zealand, Poland, Russia, Spain, the United Kingdom and Ukraine. The effective tax rates that the Company accrues in these jurisdictions vary widely, but they are generally lower than the Company’s overall effective tax rate. The Company’s domestic effective tax rates for the years ended December 31, 2020, 2019 and 2018 were (12.0)%, 36.6%, and 28.7%, respectively, and its non-U.S. effective tax rates for the years ended December 31, 2020, 2019 and 2018 were 16.3%, (9.4)%, and 11.0%, respectively. The difference in rates applicable in foreign jurisdictions results from a number of factors, including lower statutory rates, historical loss carry-forwards, financing arrangements, and other factors. The Company’s effective tax rate has been and will continue to be impacted by the geographical dispersion of the Company’s earnings and losses. To the extent that domestic earnings increase while the foreign earnings remain flat or decrease, or increase at a lower rate, the Company’s effective tax rate will increase.

Income tax expense (benefit) attributable to earnings before income taxes differs from the amounts computed by applying the U.S. statutory federal income tax rate to earnings before income taxes as follows:

	2020	2019	2018
Income taxes at statutory rate	$122,719	157,404	220,332
State and local income taxes, net of federal income tax benefit	8,081	22,185	22,315
Foreign income taxes(a)	(57,898)	(17,276)	(39,915)
Change in valuation allowance	35,381	(21,975)	2,472
European Restructuring(b)	—	(136,194)	—
Loss on previously taxed earnings	(10,346)	—	—
Carryback rate differential(c)	(33,739)	—	—
Transition Tax	—	—	28,201
Transition tax planning initiatives	—	—	(18,706)
Tax contingencies and audit settlements, net	6,779	6,686	(31,874)
Other, net	(2,330)	(5,856)	1,521
	$68,647	4,974	184,346
(a) Foreign income taxes include statutory rate differences, financing arrangements, withholding taxes, local income taxes, notional deductions, and other miscellaneous items.
(b) The Company implemented select operational, administrative and financial restructurings that centralized certain business processes and intangible assets in various European jurisdictions into a new entity.
(c) The CARES Act permits the Company to carry back its 2020 U.S. taxable loss to a tax year before the corporate income tax rate was lowered by the Tax Cuts and Jobs Act.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2020 and 2019 are presented below:

	2020	2019
Deferred tax assets:
Accounts receivable	$14,384	7,063
Inventories	44,597	50,585
Employee benefits	39,526	36,068
Accrued expenses and other	103,892	67,638
Deductible state tax and interest benefit	4,042	3,665
Intangibles	152,499	146,953
Lease liabilities	91,359	86,717
Federal, foreign and state net operating losses and credits	433,822	376,375
Gross deferred tax assets	884,121	775,064
Valuation allowance	(267,838)	(232,196)
Net deferred tax assets	616,283	542,868
Deferred tax liabilities:
Inventories	(17,403)	(12,885)
Plant and equipment	(489,240)	(510,952)
Intangibles	(197,009)	(182,424)
Right of use assets	(87,351)	(83,271)
Prepaids	(56,140)	—
Other liabilities	(46,121)	(24,220)
Gross deferred tax liabilities	(893,264)	(813,752)
Net deferred tax liability	$(276,981)	(270,884)

The Company evaluates its ability to realize the tax benefits associated with deferred tax assets by analyzing its forecasted taxable income using both historic and projected future operating results, the reversal of existing temporary differences, taxable income in prior carry-back years (if permitted) and the availability of tax planning strategies. The valuation allowance as of December 31, 2020, and 2019 is $267,838 and $232,196, respectively. The valuation allowance as of December 31, 2020 relates to the net deferred tax assets of certain of the Company’s foreign subsidiaries as well as certain state net operating losses and tax credits. The total change in the 2020 valuation allowance was an increase of $35,642 related to tax rate changes, foreign currency translation, and other activities. The total change in the 2019 valuation allowance was a decrease of $115,590, which includes $148,240 related to the tax liability resulting from the European Restructuring, with remaining $32,650 related to tax rate changes, foreign currency translation, and other activities.
Management believes it is more likely than not that the Company will realize the benefits of its deferred tax assets, net of valuation allowances, based upon the expected reversal of deferred tax liabilities and the level of historic and forecasted taxable income over periods in which the deferred tax assets are deductible.
As of December 31, 2020, the Company has state net operating loss carry forwards and state tax credits with potential tax benefits of $57,613, net of federal income tax benefit; these carry forwards expire over various periods based on taxing jurisdiction. A valuation allowance totaling $29,919 has been recorded against these state deferred tax assets as of December 31, 2020. In addition, as of December 31, 2020, the Company has credits and net operating loss carry forwards in the U.S. with potential tax benefits of $10,179 and in various foreign jurisdictions with potential tax benefits of $1,710,619. A valuation allowance of $5,881 and $232,038, respectively, has been recorded against these deferred tax assets as of December 31, 2020. As a result of the redemption of hybrid instruments in response to changes in global tax regimes, the Company has an ASC 740-10 liability of $1,344,589 for the full tax effected loss on the hybrid instrument in the Tax Uncertainties section below. This ASC 740-10-45 liability is recorded as a reduction to the related deferred tax asset in the financial statements as a result of management’s determination that it is not more likely than not that the benefit will be realized.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2019, the Company had recognized $134,754 of income tax expense on foreign earnings of approximately $2,126,617. Due to the impact of the COVID-19 pandemic, the Company made a one-time distribution of $1,742,539 of previously taxed earnings during the current year to address short term liquidity needs in the US. The tax effects related to this distribution were not material to the Company’s income tax expense. Notwithstanding the one-time distribution and the new territorial tax regime created by the Tax Cuts and Jobs Act passed in 2017, the Company has no intentions or plans to repatriate additional foreign earnings and continues to assert that historical earnings of its foreign subsidiaries as of December 31, 2020 are permanently reinvested. Should the remaining earnings be distributed in the form of dividends in the future, the Company might be subject to withholding taxes (possibly offset by U.S. foreign tax credits) in various foreign jurisdictions, but the Company would not expect incremental U.S. federal or state taxes to be accrued on these previously taxed earnings.

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

As of December 31, 2020, the Company’s gross amount of unrecognized tax benefits is $1,388,391, excluding interest and penalties. If the Company were to prevail on all uncertain tax positions, $33,144 of the unrecognized tax benefits would affect the Company’s effective tax rate, exclusive of any benefits related to interest and penalties.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2020	2019
Balance as of January 1	$1,260,970	1,330,713
Additions based on tax positions related to the current year (a)	1,694	2,302
Additions for tax positions of acquired companies	—	2,094
Additions for tax positions of prior years	7,663	4,744
Transition tax planning initiatives	—	—
Reductions resulting from the lapse of the statute of limitations	(1,239)	(2,729)
Reductions due to Luxembourg tax rate change	—	(46,841)
Settlements with taxing authorities	(497)	(1,929)
Effects of foreign currency translation	119,800	(27,384)
Balance as of December 31	$1,388,391	1,260,970
(a)The tax effected loss was adjusted for tax rate and foreign currency translation changes in 2020, resulting in an updated balance of $1,344,589 as of December 31, 2019. This $1,344,589 of unrecognized benefit is presented as a reduction to the related deferred tax asset in the balance sheet.

As of December 31, 2020 and 2019, the Company has $11,485 and $12,555, respectively, accrued for the payment of interest and penalties, excluding the federal tax benefit of interest deductions where applicable. During the years ended December 31, 2020, 2019 and 2018, the Company accrued interest and penalties through income tax expense of $(695), $5,368 and $(1,085), respectively.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

The Company believes that its unrecognized tax benefits could decrease by $8,575 within the next twelve months. The Internal Revenue Service has completed its audit of the Company’s 2014 & 2015 tax years, therefore Federal income tax matters related to years prior to 2016 has been effectively settled. Various other state and foreign income tax returns are open to examination for various years.

Belgian Tax Matter

Between 2012 and 2014, the Company received assessments from the Belgian tax authority for the calendar years 2005 through 2010 in the amounts of €46,135, €38,817, €39,635, €30,131, €25,486 and €43,117 respectively, including penalties, but excluding interest. The Belgian tax authority denied the Company’s formal protests against these assessments and the Company brought all six years before the Court of First Appeal in Bruges. The Court of First Appeal in Bruges ruled in favor of the Company on January 27, 2016, with respect to the calendar years ending December 31, 2005 and December 31, 2009; and on June 13, 2018, the Court of First Appeal in Bruges ruled in favor of the Company with respect to the calendar years ending December 31, 2006, December 31, 2007, December 31, 2008 and December 31, 2010. The Belgian tax authority has lodged its Notification of Appeal for all six years with the Ghent Court of Appeal. On September 17, 2019, the Company pled its case to the Ghent Court of Special (Tax) Appeals and on October 1, 2019, the Court ruled in favor of the Company, re-confirming the rulings of the Court of First Appeals in Bruges with respect to the calendar years ending December 31, 2005 and December 31, 2009. On March 12, 2020, the Belgian tax authority filed another revised assessment for the calendar year ending December 31, 2009, with the Ghent Court.

In March 2019, the Company received assessments from the Belgian tax authority for tax years 2011 through 2017 which were, as a result of the positive ruling of the Ghent Court of Appeal, cancelled in January 2020.

On March 10, 2020, a new notice of change was received for the year ending December 31, 2016, resulting in a tax assessment in the amount of €67,959, including penalties, but excluding interest, against which the Company filed a protest on April 10, 2020. On December 22, 2020, a tax assessment for the year ending December 31, 2017, was received in the amount of €17,655, including penalties, but excluding interest, against which the company will file a protest in 2021. These notices of change/tax assessments from the Belgian tax authority represent a change in position in which it intends to apply new rules applicable as of 2018 to the Company's open tax years going back to 2009.

On October 22, 2020, a notice of change was received by the Company’s licensing subsidiary in Luxembourg, against which the Company will file a protest. The notice covers the years ending December 31, 2013 to December 31, 2018 and is based on the same facts underlying the original actions that were unsuccessfully tried and appealed by the Belgian government. In December 2020, the Company received assessments for the years ending December 31, 2013 and 2017, in the amount of €45,466 and €65,152, respectively, including penalties, but excluding interest, against which the company will file a protest in 2021. In view of the allegations made against the Company’s licensing subsidiary in Luxembourg, the tax assessment received in the amount of €67,959 for the year ending December 31, 2016, was cancelled on January 27, 2021.

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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

(16) Commitments and Contingencies

The Company had approximately $787 and $22,787 in standby letters of credit for various insurance contracts and commitments to foreign vendors as of December 31, 2020 and 2019, respectively that expire within two years.

The Company is involved in litigation from time to time in the regular course of its business. Except as noted below and in Note 15, Income Taxes Belgian Tax Matter, there are no material legal proceedings pending or known by the Company to be contemplated to which the Company is a party or to which any of its property is subject.

Perfluorinated Compounds (“PFCs”) Litigation

In September 2016, the Water Works and Sewer Board of the City of Gadsden, Alabama (the “Gadsden Water Board”) filed an individual complaint in the Circuit Court of Etowah County, Alabama against certain manufacturers, suppliers, and users of chemicals containing specific PFCs, including the Company. In May 2017, the Water Works and Sewer Board of the Town of Centre, Alabama (the “Centre Water Board”) filed a similar complaint in the Circuit Court of Cherokee County, Alabama. The Gadsden Water Board and the Centre Water Board both seek monetary damages and injunctive relief claiming that their water supplies contain excessive amounts of PFCs. Certain defendants, including the Company, filed dispositive motions in each case arguing that the Alabama state courts lack personal jurisdiction over them. These motions were denied. In June and September 2018, certain defendants, including the Company, petitioned the Alabama Supreme Court for Writs of Mandamus directing each lower court to enter an order granting the defendants’ dispositive motions on personal jurisdiction grounds. The Alabama Supreme Court denied the petitions on December 20, 2019.  Certain defendants, including the Company, filed an Application for Rehearing with the Alabama Supreme Court asking the Court to reconsider its December 2019 decision. The Alabama Supreme Court denied the application for rehearing. On August 21, 2020, certain defendants, including the Company, petitioned the Supreme Court of the United States for review of the matter. On January 19, 2021, the Supreme Court denied the defendants’ petition for review.

In December 2019, the City of Rome, Georgia (“Rome”) filed a complaint in the Superior Court of Floyd County, Georgia that is similar to the Gadsden Water Board and Centre Water Board complaints, again seeking monetary damages and injunctive relief related to PFCs.  Also in December 2019, Jarrod Johnson filed a putative class action in the Superior Court of Floyd County, Georgia purporting to represent all water subscribers with the Rome (Georgia) Water and Sewer Division and/or the Floyd County (Georgia) Water Department and seeking to recover, among other things, damages in the form of alleged increased rates and surcharges incurred by ratepayers for the costs associated with eliminating certain PFCs from their drinking water.  In January 2020, defendant 3M Company removed the class action to federal court. The Company has filed motions to dismiss in both of these cases. On December 17, 2020, the Superior Court of Floyd County denied the Company’s motion to dismiss in the Rome case.

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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

Government Subpoenas

As previously disclosed, on June 25, 2020, the Company received subpoenas issued by the U.S. Attorney’s Office for the Northern District of Georgia (the “USAO”) and the U.S. Securities and Exchange Commission (the “SEC”) relating to matters similar to the allegations of wrongdoing raised by the Securities Class Action. The Company’s Audit Committee, with the assistance of outside legal counsel, conducted a thorough internal investigation into these allegations. The Audit Committee has completed the investigation and concluded that the allegations of wrongdoing are without merit. The USAO and SEC investigations are ongoing, and the Company is cooperating fully with those authorities. The Company will continue to vigorously defend against the allegations of wrongdoing in the Securities Class Action and does not believe they have merit.

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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

(17) Consolidated Statements of Cash Flows Information
Supplemental disclosures of cash flow information are as follows:

	2020	2019	2018
Net cash paid (received) during the years for:
Interest	$44,584	45,241	46,186
Income taxes	$106,891	123,974	196,193

Supplemental schedule of non-cash investing and financing activities:
Unpaid property plant and equipment in accounts payable and accrued expenses	$90,767	104,823	101,389

Fair value of net assets acquired in acquisition	$—	107,290	831,760
Liabilities assumed in acquisition	—	(31,053)	(257,515)
	$—	76,237	574,245

(18) Segment Reporting
The Company has three reporting segments: the Global Ceramic segment, the Flooring NA segment and the Flooring ROW segment. The Global Ceramic segment designs, manufactures, sources and markets a broad line of ceramic tile, porcelain tile, natural stone, quartz, porcelain slab countertops and other products, which it distributes primarily in North America, Europe, South America and Russia through its network of regional distribution centers and Company-operated service centers using company-operated trucks, common carriers or rail transportation. The segment’s product lines are sold through Company-operated service centers, independent distributors, home center retailers, tile and flooring retailers and contractors. The Flooring NA segment designs, manufactures, sources and markets its floor covering product lines, including carpets, rugs, carpet pad, laminate, resilient (includes sheet vinyl and LVT) and wood flooring, which it distributes through its network of regional distribution centers and satellite warehouses using company-operated trucks, common carriers or rail transportation. The segment’s product lines are sold through various selling channels, including independent floor covering retailers, distributors, home centers, mass merchandisers, department stores, shop at home, buying groups, commercial contractors and commercial end users. The Flooring ROW segment designs, manufactures, sources, licenses and markets laminate, wood flooring, roofing elements, insulation boards, medium-density fiberboard (“MDF”), chipboards, other wood products, sheet vinyl and LVT, which it distributes primarily in Europe, Australia, New Zealand and Russia through various selling channels, which include retailers, company-operated distributors, independent distributors and home centers.

The accounting policies for each operating segment are consistent with the Company’s policies for the consolidated financial statements. Amounts disclosed for each segment are prior to any elimination or consolidation entries. Corporate general and administrative expenses attributable to each segment are estimated and allocated accordingly. Segment performance is evaluated based on operating income. No single customer accounted for more than 10% of net sales for the years ended December 31, 2020, 2019 or 2018.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

Segment information is as follows:

	2020	2019	2018
Assets:
Global Ceramic segment	$5,250,069	5,419,896	5,194,030
Flooring NA segment	3,594,976	3,823,654	3,938,639
Flooring ROW segment	4,194,447	3,925,246	3,666,617
Corporate and intersegment eliminations	1,288,259	217,884	299,837
Total	$14,327,751	13,386,680	13,099,123

Geographic net sales:
United States	$5,530,407	5,822,593	6,103,789
Europe	2,486,770	2,532,239	2,582,692
Russia	385,830	385,395	349,220
Other	1,149,190	1,230,445	947,933
Total	$9,552,197	9,970,672	9,983,634

Long-lived assets: (1)
United States	$3,303,197	3,391,676	3,485,046
Belgium	1,808,571	1,645,104	1,663,470
Other	2,130,292	2,232,164	2,072,353
Total	$7,242,060	7,268,944	7,220,869

Net sales by product categories:
Ceramic & Stone	$3,457,203	3,686,645	3,621,193
Carpet & Resilient	3,735,888	3,921,769	3,903,698
Laminate & Wood	1,538,967	1,501,077	1,553,032
Other (2)	820,139	861,181	905,711
Total	$9,552,197	9,970,672	9,983,634

Net sales:
Global Ceramic segment	$3,432,756	3,631,142	3,552,856
Flooring NA segment	3,594,075	3,843,714	4,029,148
Flooring ROW segment	2,525,366	2,495,816	2,401,630
Total	$9,552,197	9,970,672	9,983,634
(1)Long-lived assets are composed of property, plant and equipment - net, and goodwill.
(2)Other includes roofing elements, insulation boards, chipboards and IP contracts.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

	2020	2019	2018
Operating income (loss)(1):
Global Ceramic segment	$167,731	335,639	439,152
Flooring NA segment	147,442	177,566	356,842
Flooring ROW segment	366,934	353,666	340,642
Corporate and intersegment eliminations	(46,105)	(39,647)	(41,310)
Total	$636,002	827,224	1,095,326

Depreciation and amortization:
Global Ceramic segment	$215,488	211,679	189,904
Flooring NA segment	214,599	204,689	184,455
Flooring ROW segment	164,701	145,417	135,350
Corporate	12,719	14,667	12,056
Total	$607,507	576,452	521,765

Capital expenditures (excluding acquisitions):
Global Ceramic segment	$121,418	244,026	281,125
Flooring NA segment	186,179	148,820	262,676
Flooring ROW segment	113,378	147,118	232,949
Corporate	4,582	5,498	17,360
Total	$425,557	545,462	794,110

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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

(19) Quarterly Financial Data (Unaudited)

The supplemental quarterly financial data are as follows:

	Quarters Ended
	March 28, 2020	June 27, 2020	September 26, 2020	December 31, 2020
Net sales	$2,285,763	2,049,800	2,574,870	2,641,764
Gross profit	616,440	369,967	706,199	738,084
Net earnings (loss)	110,514	(48,257)	205,117	248,222
Basic earnings (loss) per share	1.54	(0.68)	2.88	3.50
Diluted earnings (loss) per share	1.54	(0.68)	2.87	3.49

	Quarters Ended
	March 30, 2019	June 29, 2019	September 28, 2019	December 31, 2019
Net sales	$2,442,490	2,584,485	2,519,185	2,424,512
Gross profit	624,927	736,618	691,691	622,807
Net earnings	121,585	202,441	155,518	264,667
Basic earnings per share	1.68	2.80	2.16	3.69
Diluted earnings per share	1.67	2.79	2.15	3.68

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.Controls and Procedures

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

Under the supervision and with the participation of management, including the Company's Principal Executive Officer and Principal Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of the Company's internal control over financial reporting as of December 31, 2020.  In conducting this evaluation, the Company used the framework set forth in the report titled “Internal Control - Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the results of this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2020 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit report which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B.Other Information

    None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to information contained in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders under the following headings: “Election of Directors—Director, Director Nominee and Executive Officer Information,” “—Nominees for Director,” “—Continuing Directors,” “—Contractual Obligations with respect to the Election of Directors”, “—Executive Officers,” “—Meetings and Committees of the Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Audit Committee” and “Corporate Governance.” The Company has adopted the Mohawk Industries, Inc. Standards of Conduct and Ethics, which applies to all of its directors, officers and employees. The standards of conduct and ethics are publicly available on the Company’s website at http://www.mohawkind.com and will be made available in print to any stockholder who requests them without charge. If the Company makes any substantive amendments to the standards of conduct and ethics, or grants any waiver, including any implicit waiver, from a provision of the standards required by regulations of the Commission to apply to the Company’s chief executive officer, chief financial officer or chief accounting officer, the Company will disclose the nature of the amendment or waiver on its website. The Company may elect to also disclose the amendment or waiver in a report on Form 8-K filed with the SEC. The Company has adopted the Mohawk Industries, Inc. Board of Directors Corporate Governance Guidelines, which are publicly available on the Company’s website and will be made available to any stockholder who requests it.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to information contained in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders under the following headings: “Compensation Discussion and Analysis,” “Executive Compensation—Summary Compensation Table,” “—Grants of Plan Based Awards,” “—Outstanding Equity Awards at Year End,” “—Option Exercises and Stock Vested,” “—Nonqualified Deferred Compensation,” “—Certain Relationships and Related Transactions,” “—Compensation Committee Interlocks and Insider Participation,” “—Compensation Committee Report” and “Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to information contained in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders under the following headings: “Executive Compensation—Equity Compensation Plan Information,” and “—Principal Stockholders of the Company.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to information contained in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders under the following heading: “Election of Directors—Meetings and Committees of the Board of Directors,” and “Executive Compensation—Certain Relationships and Related Transactions.”

Item 14.Principal Accounting Fees and Services

The information required by this item is incorporated by reference to information contained in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders under the following heading: “Audit Committee—Principal Accountant Fees and Services” and “Election of Directors—Meetings and Committees of the Board of Directors.”

    PART IV

Item 15.Exhibits, Financial Statement Schedules

(a) 1. Consolidated Financial Statements

The Consolidated Financial Statements of Mohawk Industries, Inc. and subsidiaries listed in Part II, Item 8 of this Form 10-K are incorporated by reference into this item.

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

*4.5
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

*4.7
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

*4.8
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

*4.9
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

*10.5
Second Amendment to Second Amended and Restated Credit Agreement, dated as of May 7, 2020, by and among the Company and certain of its subsidiaries, as borrowers, Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on May 7, 2020.)

*10.6
Credit Agreement, dated as of April 7, 2020, by and among the Company, as borrower, certain of its domestic subsidiaries, as guarantors, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 13, 2020.)

*10.7
First Amendment to Credit Agreement, dated as of May 7, 2020, by and among the Company, the guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 7, 2020.)

*10.8
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

*10.10
 General Release and Separation Agreement, dated May 1, 2020, by and between Glenn Landau and Mohawk Industries, Inc. (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 2020.)

*10.11
The Mohawk Industries, Inc. Senior Management Deferred Compensation Plan, as amended and restated as of January 1, 2015. (Incorporated herein by reference to Exhibit 10.19 in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2015.)

*10.12
Mohawk Industries, Inc. Non-Employee Director Stock Compensation Plan (Incorporated herein by reference to Exhibit 10.22 in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2017.)

*10.13
Mohawk Industries, Inc. 2007 Incentive Plan (Incorporated herein by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-13697) filed with the Securities and Exchange Commission on April 9, 2007.)

*10.14
Mohawk Industries, Inc. 2012 Incentive Plan (incorporated herein by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-13697) filed with the Securities and Exchange Commission on April 3, 2012.)

*10.15
Mohawk Industries, Inc. 2017 Incentive Plan (incorporated herein by reference to Annex B of the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-13697) filed with the Securities and Exchange Commission on April 6, 2017.)

21	Subsidiaries of the Registrant.

22	Subsidiary Guarantors.

23.1	Consent of Independent Registered Public Accounting Firm (KPMG LLP).

31.1	Certification Pursuant to Rule 13a-14(a).

31.2	Certification Pursuant to Rule 13a-14(a).

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1	Mine Safety Disclosure pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates exhibit incorporated by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mohawk Industries, Inc.
	By:	/s/ JEFFREY S. LORBERBAUM
February 24, 2021		Jeffrey S. Lorberbaum,
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 24, 2021	/s/ JEFFREY S. LORBERBAUM
Jeffrey S. Lorberbaum,
Chairman and Chief Executive Officer (principal executive officer)

February 24, 2021	/s/ FRANK H. BOYKIN
Frank Boykin,
Chief Financial Officer (principal financial officer)

February 24, 2021	/s/ JAMES F. BRUNK
James F. Brunk,
Senior Vice President and Corporate Controller (principal accounting officer)

February 24, 2021	/s/ FILIP BALCAEN
Filip Balcaen, Director

February 24, 2021	/s/ BRUCE C. BRUCKMANN
Bruce C. Bruckmann, Director

February 24, 2021	/s/ JOHN M. ENGQUIST
John M. Engquist, Director

February 24, 2021	/s/ JOSEPH A. ONORATO
Joseph A. Onorato, Director

February 24, 2021	/s/ WILLIAM H. RUNGE III
William Henry Runge III Director

February 24, 2021	/s/ KAREN A. SMITH BOGART
Karen A. Smith Bogart, Director

February 24, 2021	/s/ W. CHRISTOPHER WELLBORN
W. Christopher Wellborn, Director