Form 10-Q
period 2021-04-03
MOHAWK INDUSTRIES INC
filed 2021-04-30
CIK 851968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2021
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
The number of shares outstanding of the issuer’s common stock as of April 28, 2021, the latest practicable date, is as follows: 69,708,006 shares of common stock, $.01 par value.

MOHAWK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 3, 2021	December 31, 2020
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$557,262	768,625
Short-term investments	782,267	571,741
Receivables, net	1,813,858	1,709,493
Inventories	1,996,628	1,913,020
Prepaid expenses	382,062	369,432
Other current assets	33,935	31,343
Total current assets	5,566,012	5,363,654
Property, plant and equipment	8,772,346	8,905,266
Less: accumulated depreciation	4,340,236	4,314,037
Property, plant and equipment, net	4,432,110	4,591,229
Right of use operating lease assets	337,767	323,138
Goodwill	2,594,727	2,650,831
Tradenames	706,708	727,268
Other intangible assets subject to amortization, net	215,138	224,339
Deferred income taxes and other non-current assets	437,611	447,292
	$14,290,073	14,327,751

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$953,913	377,255
Accounts payable and accrued expenses	1,954,396	1,895,951
Current operating lease liabilities	98,982	98,042
Total current liabilities	3,007,291	2,371,248
Deferred income taxes	485,435	493,668
Long-term debt, less current portion	1,719,115	2,356,887
Non-current operating lease liabilities	248,022	234,726
Other long-term liabilities	331,178	330,064
Total liabilities	5,791,041	5,786,593
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $.01 par value; 60 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 150,000 shares authorized; 77,050 and 77,624 shares issued in 2021 and 2020, respectively	770	776
Additional paid-in capital	1,889,540	1,885,142
Retained earnings	7,673,129	7,559,191
Accumulated other comprehensive loss	(855,455)	(695,145)
	8,707,984	8,749,964
Less: treasury stock at cost; 7,343 and 7,346 shares in 2021 and 2020, respectively	215,551	215,648
Total Mohawk Industries, Inc. stockholders’ equity	8,492,433	8,534,316
Nonredeemable noncontrolling interests	6,599	6,842
Total stockholders’ equity	8,499,032	8,541,158
	$14,290,073	14,327,751
See accompanying notes to condensed consolidated financial statements

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	April 3, 2021	March 28, 2020
	(In thousands, except per share data)
Net sales	$2,669,026	2,285,763
Cost of sales	1,877,257	1,669,323
Gross profit	791,769	616,440
Selling, general and administrative expenses	474,254	464,957
Operating income	317,515	151,483
Interest expense	15,241	8,671
Other expense (income) net	(2,227)	5,679
Earnings before income taxes	304,501	137,133
Income tax expense	67,690	26,668
Net earnings including noncontrolling interests	236,811	110,465
Net earnings (loss) attributable to noncontrolling interests	4	(49)
Net earnings attributable to Mohawk Industries, Inc.	$236,807	110,514

Basic earnings per share attributable to Mohawk Industries, Inc.
Basic earnings per share attributable to Mohawk Industries, Inc.	$3.37	1.54
Weighted-average common shares outstanding—basic	70,179	71,547

Diluted earnings per share attributable to Mohawk Industries, Inc.
Diluted earnings per share attributable to Mohawk Industries, Inc.	$3.36	1.54
Weighted-average common shares outstanding—diluted	70,474	71,777
See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
	April 3, 2021	March 28, 2020
	(In thousands)
Net earnings including noncontrolling interests	$236,811	110,465
Other comprehensive income (loss):
Foreign currency translation adjustments	(160,654)	(322,411)
Pension prior service cost and actuarial gain, net of tax	97	101
Other comprehensive (loss)	(160,557)	(322,310)
Comprehensive income (loss)	76,254	(211,845)
Comprehensive (loss) attributable to noncontrolling interests	(244)	(332)
Comprehensive income (loss) attributable to Mohawk Industries, Inc.	$76,498	(211,513)
See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	April 3, 2021	March 28, 2020
	(In thousands)
Cash flows from operating activities:
Net earnings including noncontrolling interests	$236,811	110,465
Adjustments to reconcile net earnings to net cash provided by operating activities:
Restructuring	4,256	11,709
Depreciation and amortization	151,216	145,516
Deferred income taxes	3,740	3,481
Loss on disposal of property, plant and equipment	2,522	901
Stock-based compensation expense	5,968	5,041
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	(138,764)	(168,740)
Inventories	(109,550)	24,284
Other assets and prepaid expenses	(34,432)	(26,573)
Accounts payable and accrued expenses	122,748	66,175
Other liabilities	15,090	22,715
Net cash provided by operating activities	259,605	194,974
Cash flows from investing activities:
Additions to property, plant and equipment	(114,735)	(115,632)
Acquisitions, net of cash acquired	(6,338)	—
Purchases of short-term investments	(698,698)	(183,300)
Redemption of short-term investments	486,489	165,500
Net cash used in investing activities	(333,282)	(133,432)
Cash flows from financing activities:
Payments on Senior Credit Facilities	—	(65,661)
Proceeds from Senior Credit Facilities	—	613,448
Payments on commercial paper	(32,633)	(3,644,139)
Proceeds from commercial paper	35,600	3,259,341
Net proceeds (payments) of other financing activities	852	(4,203)
Purchase of Mohawk common stock	(122,876)	(68,640)
Change in outstanding checks in excess of cash	(1,126)	(2,945)
Net cash (used in) provided by financing activities	(120,183)	87,201
Effect of exchange rate changes on cash and cash equivalents	(17,503)	(20,442)
Net change in cash and cash equivalents	(211,363)	128,301
Cash and cash equivalents, beginning of period	768,625	134,785
Cash and cash equivalents, end of period	$557,262	263,086

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

Interim Reporting

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto, and the Company’s description of critical accounting policies, included in the Company’s 2020 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. Results for interim periods are not necessarily indicative of the results for the year.

Hedges of Net Investments in Non-U.S. Operations

The Company has numerous investments outside the United States. The net assets of these subsidiaries are exposed to changes and volatility in currency exchange rates. The Company uses foreign currency denominated debt to hedge its non-U.S. net investments against adverse movements in exchange rates. The gains and losses on the Company’s net investments in its non-U.S. operations are economically offset by losses and gains on its foreign currency borrowings. The Company designated its €500,000 2.00% Senior Notes borrowing as a net investment hedge of a portion of its European operations. For the three months ended April 3, 2021 and March 28, 2020, the change in the U.S. dollar value of the Company’s euro denominated debt was a decrease of $27,047 ($20,694 net of taxes) and a decrease of $3,182 ($2,417 net of taxes), respectively, which is recorded in the foreign currency translation adjustment component of accumulated other comprehensive income or (loss). The change in the U.S. dollar value of the Company’s debt partially offsets the euro-to-dollar translation of the Company’s net investment in its European operations.

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes which simplified the accounting for income taxes in several areas by removing certain exceptions and by clarifying and amending existing guidance applicable to accounting for income taxes. The Company adopted the new standard on January 1, 2021. The effect of adopting the new standard was not material.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Acquisitions

2021 Acquisitions

During the first quarter of 2021, the Company made acquisitions in the Flooring Rest of the World segment for $6,338.

3. Revenue from Contracts with Customers

Contract Liabilities

The Company historically records contract liabilities when it receives payment prior to fulfilling a performance obligation. Contract liabilities related to revenues are recorded in accounts payable and accrued expenses on the accompanying condensed consolidating balance sheets. The Company had contract liabilities of $47,908 and $39,466 as of April 3, 2021 and December 31, 2020, respectively.

Performance Obligations

Substantially all of the Company’s revenue is recognized at a point in time when the product is either shipped or received from the Company’s facilities and control of the product is transferred to the customer.  Accordingly, in any period, the Company does not recognize a significant amount of revenue from performance obligations satisfied or partially satisfied in prior periods and the amount of such revenue recognized during the three months ended April 3, 2021 and March 28, 2020 was immaterial.

Costs to Obtain a Contract

The Company historically incurs certain incremental costs to obtain revenue contracts. These costs relate to marketing display structures and are capitalized when the amortization period is greater than one year, with the amount recorded in other assets on the accompanying condensed consolidated balance sheets. Capitalized costs to obtain contracts were $54,544 and $59,847 as of April 3, 2021 and December 31, 2020, respectively. Straight-line amortization expense recognized during the three months ended April 3, 2021 and March 28, 2020 related to these capitalized costs were $15,581 and $15,540 respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Revenue Disaggregation

The following table presents the Company’s segment revenues disaggregated by the geographical market location of customer sales and product categories for the three months ended April 3, 2021 and March 28, 2020:

April 3, 2021	Global Ceramic segment	Flooring NA segment	Flooring ROW segment	Total
Geographical Markets
United States	$534,547	936,098	2,419	1,473,064
Europe	207,500	330	558,138	765,968
Russia	62,018	30	27,657	89,705
Other	125,806	32,792	181,691	340,289
	$929,871	969,250	769,905	2,669,026

Product Categories
Ceramic & Stone	$927,459	8,322	—	935,781
Carpet & Resilient	2,412	772,079	247,724	1,022,215
Laminate & Wood	—	188,849	253,213	442,062
Other(1)	—	—	268,968	268,968
	$929,871	969,250	769,905	2,669,026

March 28, 2020	Global Ceramic segment	Flooring NA segment	Flooring ROW segment	Total
Geographical Markets
United States	$505,105	810,448	707	1,316,260
Europe	169,536	2,636	440,495	612,667
Russia	59,807	—	26,326	86,133
Other	114,002	35,246	121,455	270,703
	$848,450	848,330	588,983	2,285,763

Product Categories
Ceramic & Stone	$848,450	10,365	—	858,815
Carpet & Resilient	—	683,713	191,295	875,008
Laminate & Wood	—	154,252	198,810	353,062
Other(1)	—	—	198,878	198,878
	$848,450	848,330	588,983	2,285,763

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

Restructuring, acquisition transaction and integration-related costs consisted of the following during the three months ended April 3, 2021 and March 28, 2020:

	Three Months Ended
	April 3, 2021	March 28, 2020
Cost of sales
Restructuring costs	$10,165	11,172
Acquisition integration-related costs	17	610
Restructuring and acquisition integration-related costs	$10,182	11,782

Selling, general and administrative expenses
Restructuring costs	$(90)	537
Acquisition transaction-related costs	849	(216)
Acquisition integration-related costs	243	575
Restructuring, acquisition transaction and integration-related costs	$1,002	896

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The restructuring activity for the three months ended April 3, 2021 is as follows:

	Lease impairments	Asset write-downs	Severance	Other restructuring costs	Total
Balances as of December 31, 2020	$—	—	11,576	729	12,305
Provision
Global Ceramic segment	—	960	—	312	1,272
Flooring NA segment	(37)	5,844	—	3,053	8,860
Flooring ROW segment	—	—	(464)	409	(55)
Corporate	—	—	(2)	—	(2)
Total provision	(37)	6,804	(466)	3,774	10,075
Cash payments	—	—	(2,795)	(3,930)	(6,725)
Non-cash items	37	(6,804)	(342)	(298)	(7,407)
Balances as of April 3, 2021	$—	—	7,973	275	8,248

Provision amounts recorded in:
Cost of sales	$—	6,751	(211)	3,625	10,165
Selling, general and administrative expenses	(37)	53	(255)	149	(90)
Total provision	$(37)	6,804	(466)	3,774	10,075

The Company expects the remaining severance and other restructuring costs to be paid over the next 12 months.

5. Fair Value

For publicly-traded investment securities, which consist of the Company’s money market, short-duration bond fund and managed income fund, fair value is determined on the basis of quoted market prices and, accordingly, such investments are classified as Level 1. The Company’s wholly-owned captive insurance company may also invest in the Company’s commercial paper. These short-term commercial paper investments are classified as trading securities and carried at fair value based upon the Level 2 fair value hierarchy.

Items Measured at Fair Value
The following table presents the items measured at fair value as of April 3, 2021 and December 31, 2020:

	Fair Value
	April 3, 2021	December 31, 2020
Cash and cash equivalents:
Money market fund (Level 1)	$100,898	197,835
Short-term investments:
Short-term investments (Level 1) (1)	782,267	571,741
(1) The Company's short-term investments are in a short-duration bond fund and a managed income fund that are designed to deliver current income consistent with the preservation of capital through investing in high-and medium grade fixed income securities. The investments are readily convertible into cash.

The fair values and carrying values of the Company's debt are disclosed in Note 18 - Debt.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Receivables, net

Receivables, net are as follows:

	At April 3, 2021	At December 31, 2020
Customers, trade	$1,716,072	1,591,503
Income tax receivable	105,840	112,580
Other	78,371	89,092
	1,900,283	1,793,175
Less: allowance for discounts, claims and doubtful accounts(1)	86,425	83,682
Receivables, net	$1,813,858	1,709,493

(1) The Company adopted the new standard, ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, on January 1, 2020 using a modified retrospective transition approach, with the cumulative impact being immaterial to the financial statements.

7. Inventories

The components of inventories are as follows:

	At April 3, 2021	At December 31, 2020
Finished goods	$1,447,879	1,372,234
Work in process	129,203	126,231
Raw materials	419,546	414,555
Total inventories	$1,996,628	1,913,020

8. Goodwill and Intangible Assets

The components of goodwill and other intangible assets are as follows:

Goodwill:

	Global Ceramic segment	Flooring NA segment	Flooring ROW segment	Total
Balance as of December 31, 2020
Goodwill	$1,579,491	874,198	1,524,567	3,978,256
Accumulated impairment losses	(531,930)	(343,054)	(452,441)	(1,327,425)
	1,047,561	531,144	1,072,126	2,650,831

Currency translation during the period	(11,876)	—	(44,228)	(56,104)

Balance as of April 3, 2021
Goodwill	1,567,615	874,198	1,480,339	3,922,152
Accumulated impairment losses	(531,930)	(343,054)	(452,441)	(1,327,425)
Balance as of April 3, 2021, net	$1,035,685	531,144	1,027,898	2,594,727

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Intangible assets not subject to amortization:

Tradenames
Balance as of December 31, 2020	$727,268
Currency translation during the period	(20,560)
Balance as of April 3, 2021	$706,708

Intangible assets subject to amortization:

Gross carrying amounts:	Customer relationships	Patents	Other	Total
Balance as of December 31, 2020	$699,795	273,570	6,945	980,310
Intangible assets acquired during the period	—	4,628	—	4,628
Currency translation during the period	(19,752)	(12,096)	(9)	(31,857)
Balance as of April 3, 2021	$680,043	266,102	6,936	953,081

Accumulated amortization:	Customer relationships	Patents	Other	Total
Balance as of December 31, 2020	$481,256	273,426	1,289	755,971
Amortization during the period	7,039	123	336	7,498
Currency translation during the period	(13,472)	(12,031)	(23)	(25,526)
Balance as of April 3, 2021	$474,823	261,518	1,602	737,943

Intangible assets subject to amortization, net as of April 3, 2021	$205,220	4,584	5,334	215,138

	Three Months Ended
	April 3, 2021	March 28, 2020
Amortization expense	$7,498	6,876

9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are as follows:

	At April 3, 2021	At December 31, 2020
Outstanding checks in excess of cash	$4,530	5,672
Accounts payable, trade	1,064,785	1,016,897
Accrued expenses	587,876	566,052
Product warranties	55,024	54,692
Accrued interest	22,460	30,403
Accrued compensation and benefits	219,721	222,235
Total accounts payable and accrued expenses	$1,954,396	1,895,951

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
10. Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component for the three months ended April 3, 2021 are as follows:

	Foreign currency translation adjustments	Pensions, net of tax	Total
Balance as of December 31, 2020	$(680,255)	(14,890)	(695,145)
Current period other comprehensive income (loss)	(160,407)	97	(160,310)
Balance as of April 3, 2021	$(840,662)	(14,793)	(855,455)

11. Stock-Based Compensation

The Company recognizes compensation expense for all share-based payments granted based on the grant-date fair value estimated in accordance with the provisions of ASC 718-10. Compensation expense is recognized on a straight-line basis over the awards’ estimated lives for fixed awards with ratable vesting provisions.

The Company granted 173 restricted stock units ("RSUs") at a weighted average grant-date fair value of $175.12 per unit for the three months ended April 3, 2021. The Company granted 188 RSUs for the three months ended March 28, 2020. The Company recognized stock-based compensation costs related to the issuance of RSUs of $5,968 ($4,416 net of taxes) and $5,041 ($3,731 net of taxes) for the three months ended April 3, 2021 and March 28, 2020, respectively, which has been allocated to cost of sales and selling, general and administrative expenses. Pre-tax unrecognized compensation expense for unvested RSUs granted to employees, net of estimated forfeitures, was $35,778 as of April 3, 2021, and will be recognized as expense over a weighted-average period of approximately 2.04 years.

12. Other Expense (Income), net

Other expense (income), net is as follows:

	Three Months Ended
	April 3, 2021	March 28, 2020
Foreign currency losses (gains), net	$(1,186)	7,608
Dividend income	(2,227)	—
Unrealized and realized losses on short-term investments	1,683	—
All other, net	(497)	(1,929)
Total other expense (income), net	$(2,227)	5,679

13. Income Taxes

For the quarter ended April 3, 2021, the Company recorded income tax expense of $67,690 on earnings before income taxes of $304,501 for an effective tax rate of 22.2%, as compared to an income tax expense of $26,668 on earnings before income taxes of $137,133, for an effective tax rate of 19.4% for the quarter ended March 28, 2020. The difference in the effective tax rates for the comparative periods was impacted by the Company's inability to use an estimated annual effective rate for the quarter ended March 28, 2020, and the geographical dispersion of profits and losses.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
14. Stockholders’ Equity

The following tables reflect the changes in stockholders’ equity for the three months ended April 3, 2021 and March 28, 2020 (in thousands).

	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Nonredeemable Noncontrolling Interests	Total Stockholders' Equity
	Shares	Amount				Shares	Amount

December 31, 2020	77,624	$776	$1,885,142	$7,559,191	$(695,145)	(7,346)	$(215,648)	$6,842	$8,541,158
Shares issued under employee and director stock plans	113	1	(1,570)	—	—	3	97	—	(1,472)
Stock-based compensation expense	—	—	5,968	—	—	—	—	—	5,968
Repurchases of common stock	(687)	(7)	—	(122,869)	—	—	—	—	(122,876)
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	4	4
Currency translation adjustment on noncontrolling interests	—	—	—	—	—	—	—	(247)	(247)
Currency translation adjustment	—	—	—	—	(160,407)	—	—	—	(160,407)
Prior pension and post-retirement benefit service cost and actuarial gain	—	—	—	—	97	—	—	—	97
Net earnings	—	—	—	236,807	—	—	—	—	236,807
April 3, 2021	77,050	$770	$1,889,540	$7,673,129	$(855,455)	(7,343)	$(215,551)	$6,599	$8,499,032

	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Nonredeemable Noncontrolling Interests	Total Stockholders' Equity
	Shares	Amount				Shares	Amount

December 31, 2019	78,980	$790	$1,868,250	$7,232,337	$(765,824)	(7,348)	$(215,712)	$6,607	$8,126,448
Shares issued under employee and director stock plans	130	1	(3,288)	—	—	2	59	—	(3,228)
Stock-based compensation expense	—	—	5,041	—	—	—	—	—	5,041
Repurchases of common stock	(579)	(6)	—	(68,635)	—	—	—	—	(68,641)
Net (loss) attributable to noncontrolling interests	—	—	—	—	—	—	—	(49)	(49)
Currency translation adjustment on noncontrolling interests	—	—	—	—	—	—	—	(283)	(283)
Currency translation adjustment	—	—	—	—	(322,129)	—	—	—	(322,129)
Prior pension and post-retirement benefit service cost and actuarial gain	—	—	—	—	101	—	—	—	101
CECL adoption	—	—	—	(131)	—	—	—	—	(131)
Net earnings	—	—	—	110,514	—	—	—	—	110,514
March 28, 2020	78,531	$785	$1,870,003	$7,274,085	$(1,087,852)	(7,346)	$(215,653)	$6,275	$7,847,643

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

	Three Months Ended
	April 3, 2021	March 28, 2020
Net earnings attributable to Mohawk Industries, Inc.	$236,807	110,514

Weighted-average common shares outstanding-basic and diluted:
Weighted-average common shares outstanding—basic	70,179	71,547
Add weighted-average dilutive potential common shares—options to purchase common shares and RSUs, net	295	230
Weighted-average common shares outstanding-diluted	70,474	71,777

Earnings per share attributable to Mohawk Industries, Inc.
Basic	$3.37	1.54
Diluted	$3.36	1.54

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

16. Segment Reporting

The Company has three reporting segments: the Global Ceramic segment, the Flooring North America ("Flooring NA") segment and the Flooring Rest of the World ("Flooring ROW") segment. The Global Ceramic segment designs, manufactures, sources and markets a broad line of ceramic tile, porcelain tile, natural stone, quartz, porcelain slab countertops and other products, which it distributes primarily in North America, Europe, South America and Russia through its network of regional distribution centers and Company-operated service centers using Company-operated trucks, common carriers or rail transportation. The segment’s product lines are sold through Company-operated service centers, independent distributors, home center retailers, tile and flooring retailers and contractors. The Flooring NA segment designs, manufactures, sources and markets its floor covering product lines, including carpets, rugs, carpet pad, laminate and resilient (includes sheet vinyl and LVT) and wood flooring, which it distributes through its network of regional distribution centers and satellite warehouses using Company-operated trucks, common carrier or rail transportation. The segment’s product lines are sold through various selling channels, including independent floor covering retailers, distributors, home centers, mass merchandisers, department stores, shop at home, buying groups, commercial contractors and commercial end users. The Flooring ROW segment designs, manufactures, sources, licenses and markets laminate, wood flooring, roofing elements, insulation boards, medium-density fiberboard (“MDF”), chipboards, other wood products, sheet vinyl and LVT, which it distributes primarily in Europe, Australia, New Zealand and Russia through various selling channels, which include retailers, Company-operated distributors, independent distributors and home centers.

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

Segment information is as follows:

	Three Months Ended
	April 3, 2021	March 28, 2020
Net sales:
Global Ceramic segment	$929,871	848,450
Flooring NA segment	969,250	848,330
Flooring ROW segment	769,905	588,983
Total	$2,669,026	2,285,763

Operating income (loss)(1):
Global Ceramic segment	$87,804	47,976
Flooring NA segment	81,298	36,206
Flooring ROW segment	159,306	75,816
Corporate and intersegment eliminations	(10,893)	(8,515)
Total	$317,515	151,483

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

	At April 3, 2021	At December 31, 2020
Assets:
Global Ceramic segment	$5,161,660	5,250,069
Flooring NA segment	3,731,032	3,594,976
Flooring ROW segment	4,120,381	4,194,447
Corporate and intersegment eliminations	1,277,000	1,288,259
Total	$14,290,073	14,327,751

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

Georgia State Court Investor Actions

The Company and certain of its present and former executive officers were named as defendants in certain investor actions, filed in the State Court of Fulton County of the State of Georgia on April 22, 2021 and April 23, 2021. Four complaints brought on behalf of purported former Mohawk stockholders each allege that defendants defrauded the respective plaintiffs through false or misleading statements and thereby induced plaintiffs to purchase Company stock at artificially inflated prices. The allegations are similar to those of the Securities Class Action pending in the United States District Court for the Northern District of Georgia. The claims alleged include fraud, negligent misrepresentation, violations of the Georgia Securities Act, and violations of the Georgia Racketeering and Corrupt Organizations statute. Plaintiffs in the investor actions seek compensatory and punitive damages. The Company intends to vigorously defend against the claims.

Derivative Actions

The Company and certain of its executive officers and directors were named as defendants in certain derivative actions filed in the United States District Court for the Northern District of Georgia on May 18, 2020 and August 6, 2020, respectively (the “NDGA Derivative Actions”), and in the Superior Court of Gordon County of the State of Georgia on March 3, 2021 (the “Georgia Derivative Action”). The complaints allege that defendants breached their fiduciary duties to the Company by causing the Company to issue materially false and misleading statements. The complaints are filed on behalf of the Company and seek to remedy fiduciary duty breaches occurring from April 28, 2017 – July 25, 2019. On July 20, 2020, the court in the NDGA Derivative Actions granted a temporary stay of the litigation. Other shareholders of record have jointly moved to intervene in the derivative actions to stay the proceedings. The court in the NDGA Derivative Actions has not yet ruled on the motion to intervene. On October 21, 2020, the court entered an order consolidating the NDGA Derivative Actions and appointing Lead Counsel. The consolidated NDGA Derivative Actions will remain stayed pending the earlier of either the Securities Class Action defendants filing an answer to the operative complaint or the deadline to appeal the dismissal of the Securities Class Action. On April 8, 2021, the court in the Georgia Derivative Action granted a temporary stay of the litigation. The Georgia Derivative Action will likewise remain stayed pending the earlier of either the Securities Class Action defendants filing an answer to the operative complaint or the deadline to appeal the dismissal of the Securities Class Action. The Company intends to vigorously defend against the claims.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

On October 22, 2020, a notice of change was received by the Company’s licensing subsidiary in Luxembourg, against which the Company filed a protest. The notice covers the years ending December 31, 2013 to December 31, 2018 and is based on the same facts underlying the original actions that were unsuccessfully tried and appealed by the Belgian government. In December 2020, the Company received assessments for the years ending December 31, 2013 and 2017, in the amount of €45,466 and €65,152, respectively, including penalties, but excluding interest, against which the company filed a protest in 2021. In view of the allegations made against the Company’s licensing subsidiary in Luxembourg, the tax assessment received in the amount of €67,959 for the year ending December 31, 2016, was cancelled on January 27, 2021.

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

At the Company’s election, revolving loans under the Senior Credit Facility bear interest at annual rates equal to either (a) LIBOR for 1, 2, 3 or 6 month periods, as selected by the Company, plus an applicable margin ranging between 1.00% and 1.75% (1.125% as of April 3, 2021), or (b) the higher of the Wells Fargo Bank, National Association prime rate, the Federal Funds rate plus 0.5%, or the Eurocurrency Rate (as defined in the Senior Credit Facility) rate plus 1.0%, plus an applicable margin ranging between 0.00% and 0.75% (0.125% as of April 3, 2021). The Company also pays a commitment fee to the lenders under the Senior Credit Facility on the average amount by which the aggregate commitments of the lenders exceed utilization of the Senior Credit Facility ranging from 0.09% to 0.20% per annum (0.11% as of April 3, 2021). The applicable margins and the commitment fee are determined based on whichever of the Company’s Consolidated Net Leverage Ratio or its senior unsecured debt rating (or if not available, corporate family rating) results in the lower applicable margins and commitment fee (with applicable margins and the commitment fee increasing as that ratio increases or those ratings decline, as applicable).

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

As of April 3, 2021 and December 31, 2020, amounts utilized under the Senior Credit Facility included zero borrowings and $787 of standby letters of credit related to various insurance contracts and foreign vendor commitments. The outstanding borrowings of $2,940 under the Company's U.S. and European commercial paper programs as of April 3, 2021 reduce the availability of the Senior Credit Facility. Including commercial paper borrowings, the Company has utilized $3,727 under the Senior Credit Facility resulting in a total of $1,796,273 available as of April 3, 2021.

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

The proceeds from the issuance of commercial paper notes will be available for general corporate purposes. As of April 3, 2021, there was zero outstanding under the U.S. commercial paper program and the euro equivalent of $2,940 outstanding under the European program. As of December 31, 2020, there was zero outstanding under the both programs. As of April 3, 2021, the weighted-average interest rate and maturity period for the European program were (0.4)% and 13.00 days, respectively.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

The fair values and carrying values of the Company's debt instruments are detailed as follows:

	At April 3, 2021		At December 31, 2020
	Fair Value	Carrying Value	Fair Value	Carrying Value
1.750% Senior Notes, payable June 12, 2027; interest payable annually	$629,780	587,959	635,664	615,006
3.625% Senior Notes, payable May 15, 2030; interest payable semi-annually	540,305	500,000	561,890	500,000
3.85% Senior Notes, payable February 1, 2023; interest payable semi-annually	631,128	600,000	638,844	600,000
2.00% Senior Notes, payable January 14, 2022; interest payable annually	595,103	587,959	624,680	615,006
2021 Floating Rate Notes, payable September 04, 2021; interest payable quarterly	352,944	352,775	368,738	369,004
European commercial paper	2,940	2,940	—	—
Finance leases and other	51,848	51,848	46,302	46,302
Unamortized debt issuance costs	(10,453)	(10,453)	(11,176)	(11,176)
Total debt	2,793,595	2,673,028	2,864,942	2,734,142
Less current portion of long term debt and commercial paper	961,226	953,913	376,989	377,255
Long-term debt, less current portion	$1,832,369	1,719,115	2,487,953	2,356,887

The fair values of the Company’s debt instruments were estimated using market observable inputs, including quoted prices in active markets, market indices and interest rate measurements. Within the hierarchy of fair value measurements, these are Level 2 fair values.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
19. Consolidated Statements of Cash Flows Information
    Supplemental cash flow information were as follows:

	Three Months Ended
	April 3, 2021	March 28, 2020
Net cash paid (received) during the periods for:
Interest	$24,286	23,382
Income taxes	$17,994	5,773

Supplemental schedule of non-cash investing and financing activities:
Unpaid property plant and equipment in accounts payable and accrued expenses	$64,531	73,161

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

During the past two decades, the Company has grown significantly. Its current geographic breadth and diverse product offering are reflected in three reporting segments: Global Ceramic; Flooring NA; and Flooring ROW. The Global Ceramic Segment designs, manufactures, sources and markets a broad line of ceramic tile, porcelain tile, natural stone tile and other products including natural stone, quartz and porcelain slab countertops, which it distributes primarily in North America, Europe, Brazil and Russia through various selling channels, which include company-owned stores, independent distributors and home centers. The Flooring NA Segment designs, manufactures, sources and markets its floor covering products, including broadloom carpet, carpet tile, rugs, carpet cushion, laminate and vinyl products, including luxury vinyl tile (LVT) and sheet vinyl, and wood flooring, all of which it distributes through its network of regional distribution centers and satellite warehouses using Company-operated trucks, common carriers or rail transportation. The Segment’s product lines are sold through various channels, including independent floor covering retailers, independent distributors, home centers, mass merchandisers, department stores, shop at home, online retailers, buying groups, commercial contractors and commercial end users. The Flooring ROW Segment designs, manufactures, sources, licenses and markets laminate, vinyl products, including LVT and sheet vinyl, wood flooring, roofing panels, insulation boards, medium-density fiberboard (“MDF”) and chipboards, which it distributes primarily in Europe, Russia, Australia and New Zealand through various channels, including independent floor covering retailers, independent distributors, company-owned distributors, home centers, commercial contractors and commercial end users.

Mohawk is a significant supplier of every major flooring category with manufacturing operations in 18 nations and sales in more than 170 countries. Based on its annual sales, the Company believes it is the world’s largest flooring manufacturer. A majority of the Company’s long-lived assets are located in the United States and Europe, which are also the Company’s primary markets. Additionally, the Company maintains operations in the United Kingdom, Russia, Mexico, Australia, New Zealand, Brazil and other parts of the world. The Company is a leading provider of flooring for residential and commercial markets and has earned significant recognition for its innovation in design and performance as well as sustainability.

Due to its global footprint, Mohawk’s business is sensitive to macroeconomic events in the United States and abroad. The Company's markets and operations around the world continue to be impacted by the COVID-19 pandemic. While the near-term economic and financial impact of the COVID-19 pandemic is improving in its residential markets, the Company expects that fluctuating demand may continue across a number of its markets. During 2020, the Company completed actions prompted by the COVID-19 pandemic to enhance future performance including site closings, other facility and product rationalizations and workforce reductions. The Company anticipates these global actions are on target to deliver savings of approximately $100 to $110 million of which approximately $75 million was realized in 2020 and the first quarter of 2021, with costs of approximately $160 million in 2020 and the first quarter of 2021.

For the three months ended April 3, 2021, net earnings attributable to the Company were $236.8 million, or diluted earnings per share (“EPS”) of $3.36, compared to net earnings attributable to the Company of $110.5 million, or diluted EPS of $1.54 for the three months ended March 28, 2020. The change in EPS was primarily attributable to the favorable net impact of higher volumes, productivity gains, the favorable net impact of price and product mix, the favorable impact due to fewer short-term manufacturing disruptions and the favorable net impact from foreign exchange rates, partially offset by higher inflation costs. The Company's operations and net earnings for the first quarter of 2021 did not reflect normal seasonality, and the Company's operations and net earnings for the first quarter of 2020 were affected by broader economic issues related to the COVID-19 pandemic. In particular, the Company experienced decreasing demand towards the end of the first quarter of 2020 and increased costs associated with short-term reductions in manufacturing output. The Company expects the COVID-19 pandemic to continue to impact normal seasonality trends in 2021, but the extent and duration of such impact cannot be predicted.

For the three months ended April 3, 2021, the Company generated $259.6 million of cash from operating activities. As of April 3, 2021, the Company had cash and cash equivalents of $557.3 million, of which $205.8 million was in the United States and $351.4 million was in foreign countries, in addition to $782.3 million in short-term investments.

Results of Operations

Quarter Ended April 3, 2021, as compared with Quarter Ended March 28, 2020

Net sales

Net sales for the three months ended April 3, 2021 were $2,669.0 million, reflecting an increase of $383.2 million, or 16.8%, from the $2,285.8 million reported for the three months ended March 28, 2020. The increase was primarily attributable to higher volumes of approximately $156 million, the favorable impact from extra shipping days in the first quarter of 2021 of approximately $111 million, the favorable net impact from foreign exchange rates of approximately $64 million and the favorable net impact of price and product mix of approximately $52 million. The Company's net sales for the first quarter of 2021 did not reflect normal seasonality, and the first quarter of 2020 net sales were affected by broader economic conditions related to the COVID-19 pandemic. In particular, the Company experienced decreasing demand towards the end of the first quarter of 2020.

Global Ceramic segment—Net sales increased $81.4 million, or 9.6%, to $929.9 million for the three months ended April 3, 2021, compared to $848.5 million for the three months ended March 28, 2020. The increase was primarily attributable to the favorable impact from extra shipping days in the first quarter of 2021 of approximately $34 million, higher volumes of approximately $23 million and the favorable net impact of price and product mix of approximately $23 million.

Flooring NA segment—Net sales increased $121.0 million, or 14.3%, to $969.3 million for the three months ended April 3, 2021, compared to $848.3 million for the three months ended March 28, 2020. The increase was primarily attributable to higher volumes of approximately $67 million, the favorable impact from extra shipping days in the first quarter of 2021 of approximately $45 million and the favorable net impact of price and product mix of approximately $9 million.

Flooring ROW segment—Net sales increased $180.9 million, or 30.7%, to $769.9 million for the three months ended April 3, 2021, compared to $589.0 million for the three months ended March 28, 2020. The increase was primarily attributable to higher volumes of approximately $66 million, the favorable net impact from foreign exchange rates of approximately $62 million, the favorable impact from extra shipping days in the first quarter of 2021 of approximately $32 million and the favorable net impact of price and product mix of approximately $20 million.

Gross profit

Gross profit for the three months ended April 3, 2021 was $791.8 million (29.7% of net sales), an increase of $175.4 million or 28.5%, compared to gross profit of $616.4 million (27.0% of net sales) for the three months ended March 28, 2020. As a percentage of net sales, gross profit increased 270 basis points. The increase in gross profit dollars was primarily attributable to higher volumes of approximately $86 million, productivity gains of approximately $42 million, the favorable net impact of price and product mix of approximately $29 million, the favorable net impact from foreign exchange rates of approximately $16 million and the favorable impact of approximately $16 million due to fewer short-term manufacturing disruptions, partially offset by higher inflation of approximately $15 million. As previously discussed, the Company's operations for the first quarter of 2021 did not reflect normal seasonality, and 2020 was affected by broader economic conditions related to the COVID-19 pandemic. In particular, the Company experienced decreasing demand towards the end of the first quarter of 2020.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended April 3, 2021 were $474.3 million (17.8% of net sales), an increase of $9.3 million compared to $465.0 million (20.3% of net sales) for the three months ended March 28, 2020. As a percentage of net sales, selling, general and administrative expenses decreased 250 basis points. The increase in selling, general and administrative expenses in dollars was primarily attributable to higher inflation of approximately $10 million, the unfavorable net impact from foreign exchange rates of approximately $9 million and higher volumes of approximately $7 million, partially offset by productivity gains of approximately $14 million and the lower costs associated with investments in new product development and marketing costs of $3 million.

Operating income

Operating income for the three months ended April 3, 2021 was $317.5 million (11.9% of net sales) reflecting an increase of $166.0 million, or 109.6%, compared to operating income of $151.5 million (6.6% of net sales) for the three months ended March 28, 2020. The increase in operating income was primarily attributable to higher volumes of $79 million, approximately $56 million of productivity gains, the favorable net impact of price and product mix of approximately $29 million, the favorable impact of approximately $16 million due to fewer short-term manufacturing disruptions and the favorable net impact from foreign exchange rates of approximately $7 million, partially offset by higher inflation of approximately $25 million.

Global Ceramic segment—Operating income was $87.8 million (9.4% of segment net sales) for the three months ended April 3, 2021 reflecting an increase of $39.8 million compared to operating income of $48.0 million (5.7% of segment net sales) for the three months ended March 28, 2020. The increase in operating income was primarily attributable to productivity gains of approximately $20 million, the favorable net impact of price and product mix of approximately $11 million, higher volumes of approximately $9 million and the favorable impact of approximately $7 million due to fewer short-term manufacturing disruptions, partially offset by higher inflation of approximately $9 million.

Flooring NA segment—Operating income was $81.3 million (8.4% of segment net sales) for the three months ended April 3, 2021 reflecting an increase of $45.1 million compared to operating income of $36.2 million (4.3% of segment net sales) for the three months ended March 28, 2020. The increase in operating income was primarily attributable to the higher volumes of approximately $28 million and productivity gains of approximately $23 million, partially offset by higher inflation of approximately $8 million.

Flooring ROW segment—Operating income was $159.3 million (20.7% of segment net sales) for the three months ended April 3, 2021 reflecting an increase of $83.5 million compared to operating income of $75.8 million (12.9% of segment net sales) for the three months ended March 28, 2020. The increase in operating income was primarily attributable to higher volumes of $42 million, the favorable net impact of price and product mix of approximately $19 million, productivity gains of approximately $13 million and the favorable net impact of foreign exchange rates of approximately $9 million, partially offset by higher inflation of approximately $5 million.

Interest expense

Interest expense was $15.2 million for the three months ended April 3, 2021, reflecting an increase of $6.5 million compared to interest expense of $8.7 million for the three months ended March 28, 2020. During the second quarter of 2020, the Company issued new long-term debt to strengthen its liquidity position during the early months of the COVID-19 pandemic. The new debt issuance shifted the Company from a mix of fixed and floating rate debt, with a lower average interest rate, to more fixed rate debt, which carries a higher average interest rate.

Other expense (income), net

Other income, net was $2.2 million for the three months ended April 3, 2021, reflecting a favorable change of $7.9 million compared to other expense, net of $5.7 million for the three months ended March 28, 2020. The change was primarily attributable to the favorable net impact of foreign exchange rates and other miscellaneous items.

Income tax expense

For the three months ended April 3, 2021, the Company recorded income tax expense of $67.7 million on earnings before income taxes of $304.5 million, for an effective tax rate of 22.2%, as compared to an income tax expense of $26.7 million on earnings before income taxes of $137.1 million, for an effective tax rate of 19.4% for the three months ended March 28, 2020. The difference in the effective tax rates for the comparative periods was impacted by the Company's inability to use an estimated annual effective rate for the quarter ended March 28, 2020 and the geographical dispersion of profits and losses.

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

Net cash provided by operating activities in the first three months of 2021 was $259.6 million, compared to net cash provided by operating activities of $195.0 million in the first three months of 2020. The increase of $64.6 million in 2021 was primarily attributable to higher net earnings partially offset by changes in working capital.

Net cash used in investing activities in the first three months of 2021 was $333.3 million compared to net cash used in investing activities of $133.4 million in the first three months of 2020. The increase was primarily due to an increase in the purchases of short term investments of $194.4 million (net of redemption of short-term investments).

Net cash used in financing activities in the first three months of 2021 was $120.2 million compared to net cash provided by financing activities of $87.2 million in the three months of 2020. The cash used in financing activities is primarily attributable to the lower proceeds from the Senior Credit Facility of $547.7 million (net of repayments of $65.6 million), the lower net proceeds on commercial paper of $387.8 million and more share repurchases of $54.2 million.

As of April 3, 2021, the Company had cash of $557.3 million, of which $351.4 million was held outside the United States. The Company plans to permanently reinvest the cash held outside the United States. In addition to its cash on hand, the Company also had short-term investments of $782.3 million as of April 3, 2021. The Company believes that its cash and cash equivalents on hand, cash generated from operations and availability under its existing credit facilities will be sufficient to meet its capital expenditure, working capital and debt servicing requirements over at least the next twelve months. The Company continually evaluates its projected needs and may conduct additional debt financings, subject to market conditions, to increase its liquidity and to take advantage of attractive financing opportunities.

On October 26, 2020, the Company's Board of Directors approved a new share repurchase program, authorizing the Company to repurchase up to $500 million of its common stock. In the first quarter of 2021, the Company has purchased an aggregate of $122.9 million under the share repurchase program. As of April 3, 2021, there remains $314.3 million authorized under the program.

See Note 18. Debt, of the notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for further discussion of the Company’s long-term debt. The Company may continue, from time to time, to retire its outstanding debt through cash purchases in the open market, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amount involved may be material.

Contractual Obligations

There have been no significant changes to the Company’s contractual obligations as disclosed in the Company’s 2020 Annual Report filed on Form 10-K except as described herein.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies and estimates are described in its 2020 Annual Report filed on Form 10-K.

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

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of April 3, 2021.

Seasonality

The Company is a calendar year-end company. With respect to its Global Ceramic segment, the second quarter typically sees highest net sales, followed by the third and fourth quarters while the first quarter shows weakest net sales. For the segment’s operating income, generally, the second quarter shows the strongest earnings, followed by third and first quarters, and the fourth quarter shows weakest earnings. The Flooring NA segment’s third quarter typically produces the highest net sales and earnings followed by moderate second and fourth quarters, and a weakest first quarter. The Flooring ROW segment’s fourth quarter typically produces the highest net sales followed by moderate third and second quarters, and a weakest first quarter. For the segment’s operating income, generally, the second quarter shows the strongest earnings, followed by third and first quarters, and the fourth quarter shows weakest earnings.

The COVID-19 pandemic has created significant volatility in the global economy that has led to unpredictable economic activity and impacted the supply chain for raw materials and sourced finished goods. The Company expects the COVID-19 pandemic to continue to impact normal seasonality trends into 2021, but the extent and duration of such impact cannot be predicted. As such, the seasonality of the Company's 2021 results may also differ from historical experience.

Forward-Looking Information

Certain of the statements in this Form 10-Q, particularly those anticipating future performance, business prospects, growth and operating strategies, and similar matters, and those that include the words “could,” “should,” “believes,” “anticipates,” “expects” and “estimates” or similar expressions constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For those statements, Mohawk claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. There can be no assurance that the forward-looking statements will be accurate because they are based on many assumptions, which involve risks and uncertainties. The following important factors could cause future results to differ: changes in economic or industry conditions; competition; inflation and deflation in raw material prices, freight and other input costs; inflation and deflation in consumer markets; currency fluctuations; energy costs and supply; timing and level of capital expenditures; timing and implementation of price increases for the Company’s products; impairment charges; integration of acquisitions; international operations; introduction of new products; rationalization of operations; tax and tax reform, product and other claims; litigation; the risks and uncertainty related to the COVID-19 pandemic, regulatory and political changes in the jurisdictions in which the Company does business; and other risks identified in Mohawk’s SEC reports and public announcements.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

As of April 3, 2021, approximately 87% of the Company’s debt portfolio was comprised of fixed-rate debt and 13% was floating-rate debt. A 1.0 percentage point increase in the interest rate of the floating-rate debt would have resulted in an increase in interest expense of $0.9 million and $0.9 million for the three months ended April 3, 2021.

There have been no significant changes to the Company’s exposure to market risk as disclosed in the Company’s 2020 Annual Report filed on Form 10-K.

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

See Note 17. Commitments and Contingencies of the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for a discussion of the Company’s legal proceedings.

Item 1A.Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2020. The risk factors disclosed in these reports, in addition to the other information set forth in this report, could materially affect our business, financial condition or results.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

On October 26, 2020, the Company's Board of Directors approved a new share repurchase program, authorizing the Company to repurchase up to $500 million of its common stock. Under the share repurchase program, the Company may purchase common stock in open market transactions, block or privately negotiated transactions, and may from time to time purchase shares pursuant to trading plans in accordance with Rules 10b5-1 or 10b-18 under the Exchange Act or by any combination of such methods. The number of shares to be purchased and the timing of the purchases are based on a variety of factors, including, but not limited to, the level of cash balances, credit availability, debt covenant restrictions, general business conditions, regulatory requirements, the market price of the Company’s stock and the availability of alternative investment opportunities. No time limit was set for completion of repurchases under the share repurchase program and the share repurchase program may be suspended or discontinued at any time.

The following table provides information regarding share repurchase activity during the three months ended April 3, 2021.

Period	Total Number of Shares Purchased in Millions	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan in Millions	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan in Millions
January 1 through February 6, 2021	0.1	$136.46	0.1	$427.6
February 7 through March 6, 2021	0.0	$—	0.0	$427.6
March 7 through April 3, 2021	0.6	$183.61	0.6	$314.3
Total	0.7	$178.79	0.7

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

MOHAWK INDUSTRIES, INC.
(Registrant)

Dated:	April 30, 2021	By:	/s/ Jeffrey S. Lorberbaum
JEFFREY S. LORBERBAUM
Chairman and Chief Executive Officer
(principal executive officer)

Dated:	April 30, 2021	By:	/s/ James F. Brunk
JAMES F. BRUNK
Chief Financial Officer
(principal financial officer)