Form 10-Q
period 2021-07-03
MOHAWK INDUSTRIES INC
filed 2021-07-30
CIK 851968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2021
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
The number of shares outstanding of the issuer’s common stock as of July 28, 2021, the latest practicable date, is as follows: 69,029,241 shares of common stock, $.01 par value.

MOHAWK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 3, 2021	December 31, 2020
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$753,677	768,625
Short-term investments	662,358	571,741
Receivables, net	2,017,622	1,709,493
Inventories	2,081,967	1,913,020
Prepaid expenses	409,669	369,432
Other current assets	25,263	31,343
Total current assets	5,950,556	5,363,654
Property, plant and equipment	8,923,956	8,905,266
Less: accumulated depreciation	4,464,576	4,314,037
Property, plant and equipment, net	4,459,380	4,591,229
Right of use operating lease assets	383,343	323,138
Goodwill	2,609,174	2,650,831
Tradenames	713,477	727,268
Other intangible assets subject to amortization, net	209,222	224,339
Deferred income taxes and other non-current assets	467,641	447,292
	$14,792,793	14,327,751

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$958,781	377,255
Accounts payable and accrued expenses	2,119,154	1,895,951
Current operating lease liabilities	100,951	98,042
Total current liabilities	3,178,886	2,371,248
Deferred income taxes	454,671	493,668
Long-term debt, less current portion	1,723,294	2,356,887
Non-current operating lease liabilities	292,101	234,726
Other long-term liabilities	369,899	330,064
Total liabilities	6,018,851	5,786,593
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $.01 par value; 60 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 150,000 shares authorized; 76,372 and 77,624 shares issued in 2021 and 2020, respectively	764	776
Additional paid-in capital	1,895,612	1,885,142
Retained earnings	7,867,795	7,559,191
Accumulated other comprehensive loss	(781,506)	(695,145)
	8,982,665	8,749,964
Less: treasury stock at cost; 7,343 and 7,346 shares in 2021 and 2020, respectively	215,547	215,648
Total Mohawk Industries, Inc. stockholders’ equity	8,767,118	8,534,316
Nonredeemable noncontrolling interests	6,824	6,842
Total stockholders’ equity	8,773,942	8,541,158
	$14,792,793	14,327,751
See accompanying notes to condensed consolidated financial statements

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
	(In thousands, except per share data)
Net sales	$2,953,833	2,049,800	5,622,859	4,335,563
Cost of sales	2,051,626	1,679,833	3,928,883	3,349,156
Gross profit	902,207	369,967	1,693,976	986,407
Selling, general and administrative expenses	497,783	430,925	972,037	895,883
Operating income (loss)	404,424	(60,958)	721,939	90,524
Interest expense	14,894	12,956	30,135	21,627
Other expense (income) net	(11,168)	1,037	(13,395)	6,716
Earnings (loss) before income taxes	400,698	(74,951)	705,199	62,181
Income tax expense (benefit)	64,245	(26,363)	131,935	304
Net earnings (loss) including noncontrolling interests	336,453	(48,588)	573,264	61,877
Net earnings (loss) attributable to noncontrolling interests	168	(331)	172	(380)
Net earnings (loss) attributable to Mohawk Industries, Inc.	$336,285	(48,257)	573,092	62,257

Basic earnings (loss) per share attributable to Mohawk Industries, Inc.
Basic earnings (loss) per share attributable to Mohawk Industries, Inc.	$4.84	(0.68)	8.21	0.87
Weighted-average common shares outstanding—basic	69,432	71,186	69,809	71,364

Diluted earnings (loss) per share attributable to Mohawk Industries, Inc.
Diluted earnings (loss) per share attributable to Mohawk Industries, Inc.	$4.82	(0.68)	8.18	0.87
Weighted-average common shares outstanding—diluted	69,745	71,186	70,102	71,547
See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
	(In thousands)
Net earnings (loss) including noncontrolling interests	$336,453	(48,588)	573,264	61,877
Other comprehensive income (loss):
Foreign currency translation adjustments	73,895	121,190	(86,759)	(201,221)
Pension prior service cost and actuarial gain (loss), net of tax	111	(7)	208	94
Other comprehensive income (loss)	74,006	121,183	(86,551)	(201,127)
Comprehensive income (loss)	410,459	72,595	486,713	(139,250)
Comprehensive income (loss) attributable to noncontrolling interests	225	(223)	(19)	(555)
Comprehensive income (loss) attributable to Mohawk Industries, Inc.	$410,234	72,818	486,732	(138,695)
See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	July 3, 2021	June 27, 2020
	(In thousands)
Cash flows from operating activities:
Net earnings including noncontrolling interests	$573,264	61,877
Adjustments to reconcile net earnings to net cash provided by operating activities:
Restructuring	7,316	73,749
Depreciation and amortization	299,681	299,610
Deferred income taxes	(36,534)	(45,418)
Loss on disposal of property, plant and equipment	3,239	3,461
Stock-based compensation expense	11,986	9,676
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	(297,150)	(96,800)
Inventories	(184,143)	306,143
Other assets and prepaid expenses	(144,434)	8,676
Accounts payable and accrued expenses	278,988	112,627
Other liabilities	85,783	29,894
Net cash provided by operating activities	597,996	763,495
Cash flows from investing activities:
Additions to property, plant and equipment	(227,439)	(196,271)
Acquisitions, net of cash acquired	(6,338)	—
Purchases of short-term investments	(701,221)	(356,300)
Redemption of short-term investments	606,489	342,100
Net cash used in investing activities	(328,509)	(210,471)
Cash flows from financing activities:
Payments on Senior Credit Facilities	—	(633,134)
Proceeds from Senior Credit Facilities	—	617,710
Payments on commercial paper	(47,805)	(4,677,277)
Proceeds from commercial paper	47,590	4,113,408
Proceeds from Senior Notes issuance	—	1,062,240
Repayments on Senior Notes	—	(326,904)
Proceeds from Term Loan Facility	—	500,000
Repayment on Term Loan Facility	—	(500,000)
Net payments of other financing activities	(6,619)	(5,707)
Debt issuance costs	—	(11,896)
Purchase of Mohawk common stock	(264,501)	(68,640)
Change in outstanding checks in excess of cash	(4,457)	(6,831)
Net cash (used in) provided by financing activities	(275,792)	62,969
Effect of exchange rate changes on cash and cash equivalents	(8,643)	(13,066)
Net change in cash and cash equivalents	(14,948)	602,927
Cash and cash equivalents, beginning of period	768,625	134,785
Cash and cash equivalents, end of period	$753,677	737,712

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

Hedges of Net Investments in Non-U.S. Operations

The Company has numerous investments outside the United States. The net assets of these subsidiaries are exposed to changes and volatility in currency exchange rates. The Company uses foreign currency denominated debt to hedge its non-U.S. net investments against adverse movements in exchange rates. The gains and losses on the Company’s net investments in its non-U.S. operations are economically offset by losses and gains on its foreign currency borrowings. The Company designated its €500,000 2.00% Senior Notes borrowing as a net investment hedge of a portion of its European operations. For the six months ended July 3, 2021 and June 27, 2020, the change in the U.S. dollar value of the Company’s euro denominated debt was a decrease of $21,816 ($16,691 net of taxes) and an increase of $942 ($716 net of taxes), respectively, which is recorded in the foreign currency translation adjustment component of accumulated other comprehensive income or (loss). The change in the U.S. dollar value of the Company’s debt partially offsets the euro-to-dollar translation of the Company’s net investment in its European operations.

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

3. Revenue from Contracts with Customers

Contract Liabilities

The Company records contract liabilities when it receives payment prior to fulfilling a performance obligation. Contract liabilities related to revenues are recorded in accounts payable and accrued expenses on the accompanying condensed consolidating balance sheets. The Company had contract liabilities of $58,979 and $39,466 as of July 3, 2021 and December 31, 2020, respectively.

Performance Obligations

Substantially all of the Company’s revenue is recognized at a point in time when the product is either shipped or received from the Company’s facilities and control of the product is transferred to the customer.  Accordingly, in any period, the Company does not recognize a significant amount of revenue from performance obligations satisfied or partially satisfied in prior periods and the amount of such revenue recognized during the three and six months ended July 3, 2021 and June 27, 2020 was immaterial.

Costs to Obtain a Contract

The Company incurs certain incremental costs to obtain revenue contracts. These costs relate to marketing display structures and are capitalized when the amortization period is greater than one year, with the amount recorded in other assets on the accompanying condensed consolidated balance sheets. Capitalized costs to obtain contracts were $58,012 and $62,196 as of July 3, 2021 and June 27, 2020, respectively. Straight-line amortization expense recognized during the six months ended July 3, 2021 and June 27, 2020 related to these capitalized costs were $30,196 and $34,754 respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Revenue Disaggregation

The following table presents the Company’s segment revenues disaggregated by the geographical market location of customer sales and product categories for the three months ended July 3, 2021 and June 27, 2020:

July 3, 2021	Global Ceramic segment	Flooring NA segment	Flooring ROW segment	Total
Geographical Markets
United States	$568,062	1,047,964	1,922	1,617,948
Europe	246,067	249	598,846	845,162
Russia	78,962	20	37,463	116,445
Other	146,412	32,956	194,910	374,278
	$1,039,503	1,081,189	833,141	2,953,833

Product Categories
Ceramic & Stone	$1,036,733	8,662	—	1,045,395
Carpet & Resilient	2,770	863,419	266,224	1,132,413
Laminate & Wood	—	209,108	273,171	482,279
Other(1)	—	—	293,746	293,746
	$1,039,503	1,081,189	833,141	2,953,833

June 27, 2020	Global Ceramic segment	Flooring NA segment	Flooring ROW segment	Total
Geographical Markets
United States	$472,538	777,778	376	1,250,692
Europe	146,647	842	352,356	499,845
Russia	55,216	—	22,234	77,450
Other	78,934	21,468	121,411	221,813
	$753,335	800,088	496,377	2,049,800

Product Categories
Ceramic & Stone	$751,735	7,403	—	759,138
Carpet & Resilient	1,600	615,754	163,279	780,633
Laminate & Wood	—	176,931	165,467	342,398
Other(1)	—	—	167,631	167,631
	$753,335	800,088	496,377	2,049,800

(1) Other includes roofing elements, insulation boards, chipboards and IP contracts.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table presents the Company’s segment revenues disaggregated by the geographical market location of customer sales and product categories for the six months ended July 3, 2021 and June 27, 2020:

July 3, 2021	Global Ceramic segment	Flooring NA segment	Flooring ROW segment	Total
Geographical Markets
United States	$1,102,609	1,984,062	4,341	3,091,012
Europe	453,567	579	1,156,984	1,611,130
Russia	140,980	50	65,120	206,150
Other	272,218	65,748	376,601	714,567
	$1,969,374	2,050,439	1,603,046	5,622,859

Product Categories
Ceramic & Stone	$1,964,192	16,983	—	1,981,175
Carpet & Resilient	5,182	1,635,499	513,948	2,154,629
Laminate & Wood	—	397,957	526,384	924,341
Other (1)	—	—	562,714	562,714
	$1,969,374	2,050,439	1,603,046	5,622,859

June 27, 2020	Global Ceramic segment	Flooring NA segment	Flooring ROW segment	Total
Geographical Markets
United States	$977,643	1,588,226	1,083	2,566,952
Europe	316,182	3,478	792,851	1,112,511
Russia	115,024	—	48,560	163,584
Other	192,936	56,714	242,866	492,516
	$1,601,785	1,648,418	1,085,360	4,335,563

Product Categories
Ceramic & Stone	$1,600,185	17,768	—	1,617,953
Carpet & Resilient	1,600	1,299,469	354,574	1,655,643
Laminate & Wood	—	331,181	364,276	695,457
Other (1)	—	—	366,510	366,510
	$1,601,785	1,648,418	1,085,360	4,335,563

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

Restructuring, acquisition transaction and integration-related costs consisted of the following during the three and six months ended July 3, 2021 and June 27, 2020:

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Cost of sales
Restructuring costs	$5,273	49,500	15,439	60,672
Acquisition integration-related costs	26	543	43	1,153
Restructuring and acquisition integration-related costs	$5,299	50,043	15,482	61,825

Selling, general and administrative expenses
Restructuring costs	$406	12,540	315	13,077
Acquisition transaction-related costs	895	6	1,744	(210)
Acquisition integration-related costs	180	990	423	1,565
Restructuring, acquisition transaction and integration-related costs	$1,481	13,536	2,482	14,432

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The restructuring activity for the three months ended July 3, 2021 is as follows:

	Lease impairments	Asset write-downs	Severance	Other restructuring costs	Total
Balances as of April 3, 2021	$—	—	7,973	275	8,248
Provision
Global Ceramic segment	226	356	—	144	726
Flooring NA segment	—	3,317	52	2,118	5,487
Flooring ROW segment	—	(516)	(474)	178	(812)
Corporate	—	—	278	—	278
Total provision	226	3,157	(144)	2,440	5,679
Cash payments	—	—	(3,282)	(2,463)	(5,745)
Non-cash items	(226)	(3,157)	77	(228)	(3,534)
Balances as of July 3, 2021	$—	—	4,624	24	4,648

Provision amounts recorded in:
Cost of sales	$—	2,939	64	2,270	5,273
Selling, general and administrative expenses	226	218	(208)	170	406
Total provision	$226	3,157	(144)	2,440	5,679

The restructuring activity for the six months ended July 3, 2021 is as follows:

	Lease impairments	Asset write-downs	Severance	Other restructuring costs	Total
Balance as of December 31, 2020	$—	—	11,576	729	12,305
Provision
Global Ceramic segment	226	1,316	—	456	1,998
Flooring NA segment	(37)	9,161	52	5,171	14,347
Flooring ROW segment	—	(516)	(938)	587	(867)
Corporate	—	—	276	—	276
Total provision	189	9,961	(610)	6,214	15,754
Cash payments	—	—	(6,077)	(6,393)	(12,470)
Non-cash items	(189)	(9,961)	(265)	(526)	(10,941)
Balances as of July 3, 2021	$—	—	4,624	24	4,648

Provision amounts recorded in:
Cost of sales	$—	9,690	(147)	5,896	15,439
Selling, general and administrative expenses	189	271	(463)	318	315
Total provision	$189	9,961	(610)	6,214	15,754

The Company expects the remaining severance and other restructuring costs to be paid over the next 12 months.

5. Fair Value

For publicly-traded investment securities, which consist of the Company’s money market, short-duration bond funds and managed income funds, fair value is determined on the basis of quoted market prices and, accordingly, such investments are classified as Level 1. The Company’s wholly-owned captive insurance company may also invest in the Company’s commercial paper. These short-term commercial paper investments are classified as trading securities and carried at fair value based upon the Level 2 fair value hierarchy.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Items Measured at Fair Value
The following table presents the items measured at fair value as of July 3, 2021 and December 31, 2020:

	Fair Value
	July 3, 2021	December 31, 2020
Cash and cash equivalents:
Money market fund (Level 1)	$58,909	197,835
Short-term investments:
Short-term investments (Level 1) (1)	662,358	571,741
(1) The Company’s short-term investments are in short-duration bond funds and managed income funds that are designed to deliver current income consistent with the preservation of capital through investing in high-and medium grade fixed income securities. The investments are readily convertible into cash.

The fair values and carrying values of the Company’s debt are disclosed in Note 18 - Debt.

6. Receivables, net

Receivables, net are as follows:

	At July 3, 2021	At December 31, 2020
Customers, trade	$1,861,788	1,591,503
Income tax receivable	136,117	112,580
Other	101,882	89,092
	2,099,787	1,793,175
Less: allowance for discounts, claims and doubtful accounts(1)	82,165	83,682
Receivables, net	$2,017,622	1,709,493

(1) The Company adopted the new standard, ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, on January 1, 2020 using a modified retrospective transition approach, with the cumulative impact being immaterial to the financial statements.

7. Inventories

The components of inventories are as follows:

	At July 3, 2021	At December 31, 2020
Finished goods	$1,491,232	1,372,234
Work in process	129,523	126,231
Raw materials	461,212	414,555
Total inventories	$2,081,967	1,913,020

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Goodwill and Intangible Assets

The components of goodwill and other intangible assets are as follows:

Goodwill:

	Global Ceramic segment	Flooring NA segment	Flooring ROW segment	Total
Balance as of December 31, 2020
Goodwill	$1,579,491	874,198	1,524,567	3,978,256
Accumulated impairment losses	(531,930)	(343,054)	(452,441)	(1,327,425)
	1,047,561	531,144	1,072,126	2,650,831

Currency translation during the period	(5,267)	—	(36,390)	(41,657)

Balance as of July 3, 2021
Goodwill	1,574,224	874,198	1,488,177	3,936,599
Accumulated impairment losses	(531,930)	(343,054)	(452,441)	(1,327,425)
Balance as of July 3, 2021, net	$1,042,294	531,144	1,035,736	2,609,174

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Intangible assets not subject to amortization:

Tradenames
Balance as of December 31, 2020	$727,268
Currency translation during the period	(13,791)
Balance as of July 3, 2021	$713,477

Intangible assets subject to amortization:

Gross carrying amounts:	Customer relationships	Patents	Other	Total
Balance as of December 31, 2020	$699,795	273,570	6,945	980,310
Intangible assets acquired during the period	—	4,628	—	4,628
Currency translation during the period	(15,911)	(9,709)	6	(25,614)
Balance as of July 3, 2021	$683,884	268,489	6,951	959,324

Accumulated amortization:	Customer relationships	Patents	Other	Total
Balance as of December 31, 2020	$481,256	273,426	1,289	755,971
Amortization during the period	14,025	131	678	14,834
Currency translation during the period	(10,992)	(9,693)	(18)	(20,703)
Balance as of July 3, 2021	$484,289	263,864	1,949	750,102

Intangible assets subject to amortization, net as of July 3, 2021	$199,595	4,625	5,002	209,222

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Amortization expense	$7,336	6,980	14,834	13,856

9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are as follows:

	At July 3, 2021	At December 31, 2020
Outstanding checks in excess of cash	$1,201	5,672
Accounts payable, trade	1,131,168	1,016,897
Accrued expenses	660,396	566,052
Product warranties	54,702	54,692
Accrued interest	18,979	30,403
Accrued compensation and benefits	252,708	222,235
Total accounts payable and accrued expenses	$2,119,154	1,895,951

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
10. Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component for the six months ended July 3, 2021 are as follows:

	Foreign currency translation adjustments	Pensions, net of tax	Total
Balance as of December 31, 2020	$(680,255)	(14,890)	(695,145)
Current period other comprehensive income (loss)	(86,569)	208	(86,361)
Balance as of July 3, 2021	$(766,824)	(14,682)	(781,506)

11. Stock-Based Compensation

The Company recognizes compensation expense for all share-based payments granted based on the grant-date fair value estimated in accordance with the provisions of ASC 718-10. Compensation expense is recognized on a straight-line basis over the awards’ estimated lives for fixed awards with ratable vesting provisions.

The Company granted no restricted stock units (“RSUs”) for the three months ended July 3, 2021. The Company granted 173 RSUs at a weighted average grant-date fair value of $175.12 per unit for the six months ended July 3, 2021. The Company granted no RSUs for the three months ended June 27, 2020. The Company granted 188 RSUs at a weighted average grant-date fair value of $120.94 per unit for the six months ended June 27, 2020. The Company recognized stock-based compensation costs related to the issuance of RSUs of $6,018 ($4,453 net of taxes) and $4,634 ($3,429 net of taxes) for the three months ended July 3, 2021 and June 27, 2020, respectively, which has been allocated to cost of sales and selling, general and administrative expenses. The Company recognized stock-based compensation costs related to the issuance of RSUs of $11,986 ($8,870 net of taxes) and $9,676 ($7,160 net of taxes) for the six months ended July 3, 2021 and June 27, 2020, respectively, which has been allocated to cost of sales and selling, general and administrative expenses. Pre-tax unrecognized compensation expense for unvested RSUs granted to employees, net of estimated forfeitures, was $29,815 as of July 3, 2021, and will be recognized as expense over a weighted-average period of approximately 1.82 years.

12. Other Expense (Income), net

Other expense (income), net is as follows:

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Foreign currency losses (gains), net	$1,165	(2,369)	(21)	5,239
Impairment of joint venture in Brazil	—	3,599	—	3,599
Resolution of foreign non-income tax contingencies	(6,211)	—	(6,211)	—
All other, net	(6,122)	(193)	(7,163)	(2,122)
Total other expense (income), net	$(11,168)	1,037	(13,395)	6,716

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
13. Income Taxes

For the quarter ended July 3, 2021, the Company recorded income tax expense of $64,245 on earnings before income taxes of $400,698 for an effective tax rate of 16.0%, as compared to an income tax benefit of $26,363 on loss before income taxes of $74,951, for an effective tax rate of 35.2% for the quarter ended June 27, 2020. For the six months ended July 3, 2021, the Company recorded income tax expense of $131,935 on earnings before income taxes of $705,199 for an effective tax rate of 18.7%, as compared to income tax expense of $304 on earnings before income taxes of $62,181, for an effective tax rate of less than 1% for the six months ended June 27, 2020. The difference in the effective tax rates for the comparative periods was impacted by the Company’s ability to forecast an estimated annual effective rate for the period ended June 27, 2020, the geographical dispersion of profits and losses related to the recovery from the impacts of the COVID-19 pandemic, and a one-time Italian tax planning election allowing for the realignment of tax asset values for the quarter ended July 3, 2021.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
14. Stockholders’ Equity

The following tables reflect the changes in stockholders’ equity for the three months ended July 3, 2021 and June 27, 2020 (in thousands).

	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Nonredeemable Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount				Shares	Amount

April 3, 2021	77,050	$770	$1,889,540	$7,673,129	($855,455)	(7,343)	($215,551)	$6,599	$8,499,032
Shares issued under employee and director stock plans	2	—	54	—	—	—	4	—	58
Stock-based compensation expense	—	—	6,018	—	—	—	—	—	6,018
Repurchases of common stock	(680)	(6)	—	(141,619)	—	—	—	—	(141,625)
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	168	168
Currency translation adjustment on noncontrolling interests	—	—	—	—	—	—	—	57	57
Currency translation adjustment	—	—	—	—	73,838	—	—	—	73,838
Prior pension and post-retirement benefit service cost and actuarial gain	—	—	—	—	111	—	—	—	111
Net earnings	—	—	—	336,285	—	—	—	—	336,285
July 3, 2021	76,372	$764	$1,895,612	$7,867,795	($781,506)	(7,343)	($215,547)	$6,824	$8,773,942

	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Nonredeemable Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount				Shares	Amount

March 28, 2020	78,531	$785	$1,870,003	$7,274,085	($1,087,852)	(7,346)	($215,653)	$6,275	$7,847,643
Shares issued under employee and director stock plans	10	—	(15)	—	—	—	5	—	(10)
Stock-based compensation expense	—	—	4,635	—	—	—	—	—	4,635
Repurchases of common stock	—	—	—	—	—	—	—	—	—
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	—	(331)	(331)
Currency translation adjustment on noncontrolling interests	—	—	—	—	—	—	—	108	108
Currency translation adjustment	—	—	—	—	121,083	—	—	—	121,083
Prior pension and post-retirement benefit service cost and actuarial gain (loss)	—	—	—	—	(7)	—	—	—	(7)
Net loss	—	—	—	(48,257)	—	—	—	—	(48,257)
June 27, 2020	78,541	$785	$1,874,623	$7,225,828	($966,776)	(7,346)	($215,648)	$6,052	$7,924,864

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following tables reflect the changes in stockholders’ equity for the six months ended July 3, 2021 and June 27, 2020 (in thousands).

	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount				Shares	Amount

December 31, 2020	77,624	$776	$1,885,142	$7,559,191	($695,145)	(7,346)	($215,648)	$6,842	$8,541,158
Shares issued under employee and director stock plans	115	1	(1,516)	—	—	3	101	—	(1,414)
Stock-based compensation expense	—	—	11,986	—	—	—	—	—	11,986
Repurchases of common stock	(1,367)	(13)	—	(264,488)	—	—	—	—	(264,501)
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	172	172
Currency translation adjustment on noncontrolling interests	—	—	—	—	—	—	—	(190)	(190)
Currency translation adjustment	—	—	—	—	(86,569)	—	—	—	(86,569)
Prior pension and post-retirement benefit service cost and actuarial gain	—	—	—	—	208	—	—	—	208
Net earnings	—	—	—	573,092	—	—	—	—	573,092
July 3, 2021	76,372	$764	$1,895,612	$7,867,795	($781,506)	(7,343)	($215,547)	$6,824	$8,773,942

	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount				Shares	Amount

December 31, 2019	78,980	$790	$1,868,250	$7,232,337	($765,824)	(7,348)	($215,712)	$6,607	$8,126,448
Shares issued under employee and director stock plans	140	1	(3,303)	—	—	2	64	—	(3,238)
Stock-based compensation expense	—	—	9,676	—	—	—	—	—	9,676
Repurchases of common stock	(579)	(6)	—	(68,635)	—	—	—	—	(68,641)
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	—	(380)	(380)
Currency translation adjustment on noncontrolling interests	—	—	—	—	—	—	—	(175)	(175)
Currency translation adjustment	—	—		—	(201,046)	—	—	—	(201,046)
Prior pension and post-retirement benefit service cost and actuarial gain	—	—	—	—	94	—	—	—	94
CECL adoption	—	—	—	(131)	—	—	—	—	(131)
Net earnings	—	—	—	62,257	—	—	—	—	62,257
June 27, 2020	78,541	$785	$1,874,623	$7,225,828	($966,776)	(7,346)	($215,648)	$6,052	$7,924,864

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

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net earnings (loss) attributable to Mohawk Industries, Inc.	$336,285	(48,257)	573,092	62,257

Weighted-average common shares outstanding-basic and diluted:
Weighted-average common shares outstanding—basic	69,432	71,186	69,809	71,364
Add weighted-average dilutive potential common shares—options to purchase common shares and RSUs, net(1)	313	—	293	183
Weighted-average common shares outstanding-diluted	69,745	71,186	70,102	71,547

Earnings (loss) per share attributable to Mohawk Industries, Inc.
Basic	$4.84	(0.68)	8.21	0.87
Diluted	$4.82	(0.68)	8.18	0.87

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

16. Segment Reporting

The Company has three reporting segments: the Global Ceramic segment, the Flooring North America (“Flooring NA”) segment and the Flooring Rest of the World (“Flooring ROW”) segment. The Global Ceramic segment designs, manufactures, sources and markets a broad line of ceramic tile; porcelain tile; natural stone, quartz, porcelain slab countertops; and other products, which it distributes primarily in North America, Europe, South America and Russia through its network of regional distribution centers and Company-operated service centers using Company-operated trucks, common carriers or rail transportation. The segment’s product lines are sold through Company-operated service centers, independent distributors, home center retailers, tile and flooring retailers and contractors. The Flooring NA segment designs, manufactures, sources and markets its floor covering product lines, including carpets, rugs, carpet pad, laminate and resilient (includes sheet vinyl and LVT) and wood flooring, which it distributes through its network of regional distribution centers and satellite warehouses using Company-operated trucks, common carrier or rail transportation. The segment’s product lines are sold through various selling channels, including independent floor covering retailers, distributors, home centers, mass merchandisers, department stores, shop at home, buying groups, commercial contractors and commercial end users. The Flooring ROW segment designs, manufactures, sources, licenses and markets laminate, wood flooring, roofing elements, insulation boards, medium-density fiberboard (“MDF”), chipboards, other wood products, sheet vinyl and LVT, which it distributes primarily in Europe, Australia, New Zealand and Russia through various selling channels, which include retailers, Company-operated distributors, independent distributors and home centers.

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

Segment information is as follows:

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net sales:
Global Ceramic segment	$1,039,503	753,335	1,969,374	1,601,785
Flooring NA segment	1,081,189	800,088	2,050,439	1,648,418
Flooring ROW segment	833,141	496,377	1,603,046	1,085,360
Total	$2,953,833	2,049,800	5,622,859	4,335,563

Operating income (loss):
Global Ceramic segment	$136,435	(33,809)	224,239	14,168
Flooring NA segment	115,943	(45,484)	197,241	(9,278)
Flooring ROW segment	163,886	29,478	323,192	105,294
Corporate and intersegment eliminations	(11,840)	(11,143)	(22,733)	(19,660)
Total	$404,424	(60,958)	721,939	90,524

	At July 3, 2021	At December 31, 2020
Assets:
Global Ceramic segment	$5,206,786	5,250,069
Flooring NA segment	3,870,309	3,594,976
Flooring ROW segment	4,240,433	4,194,447
Corporate and intersegment eliminations	1,475,265	1,288,259
Total	$14,792,793	14,327,751

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

Georgia State Court Investor Actions

The Company and certain of its present and former executive officers were named as defendants in certain investor actions, filed in the State Court of Fulton County of the State of Georgia on April 22, 2021 and April 23, 2021. Four complaints brought on behalf of purported former Mohawk stockholders each allege that defendants defrauded the respective plaintiffs through false or misleading statements and thereby induced plaintiffs to purchase Company stock at artificially inflated prices. The allegations are similar to those of the Securities Class Action pending in the United States District Court for the Northern District of Georgia. The claims alleged include fraud, negligent misrepresentation, violations of the Georgia Securities Act, and violations of the Georgia Racketeering and Corrupt Organizations statute. Plaintiffs in the investor actions seek compensatory and punitive damages. On June 28, 2021, defendants filed motions to dismiss each of the four complaints and answers to the same. The Company intends to vigorously defend against the claims.

Separate Federal Action

The Company and certain of its present and former executive officers were named as defendants in an additional non-class action lawsuit filed in the United States District Court for the Northern District of Georgia on June 22, 2021. The complaint is brought on behalf of a group of purported former Mohawk stockholders and alleges that defendants defrauded the plaintiffs through false or misleading statements and thereby induced plaintiffs to purchase Company stock at artificially inflated prices. The allegations are similar to those of the Securities Class Action. The federal law claims alleged include violations of Sections 10(b) and 18 of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making materially false and misleading statements and that the officers are control persons under Section 20(a) of the Securities Exchange Act of 1934. The state law claims alleged include fraud, negligent misrepresentation, violations of the Georgia Securities Act, and violations of the Georgia Racketeering and Corrupt Organizations statute. Plaintiffs in the lawsuit seek compensatory and punitive damages and attorneys’ fees. The Company intends to vigorously defend against the claims.

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

Belgian Tax Matter

Between 2012 and 2014, the Company received assessments from the Belgian tax authority for the calendar years 2005 through 2010 in the amounts of €46,135, €38,817, €39,635, €30,131, €25,486 and €43,117 respectively, including penalties, but excluding interest. The Belgian tax authority denied the Company’s formal protests against these assessments and the Company brought all six years before the Court of First Appeal in Bruges. The Court of First Appeal in Bruges ruled in favor of the Company on January 27, 2016, with respect to the calendar years ending December 31, 2005 and December 31, 2009; and on June 13, 2018, the Court of First Appeal in Bruges ruled in favor of the Company with respect to the calendar years ending December 31, 2006, December 31, 2007, December 31, 2008 and December 31, 2010. The Belgian tax authority has lodged its Notification of Appeal for all six years with the Ghent Court of Appeal. On September 17, 2019, the Company pled its case to the Ghent Court of Special (Tax) Appeals and on October 1, 2019, the court ruled in favor of the Company, re-confirming the rulings of the Court of First Appeals in Bruges with respect to the calendar years ending December 31, 2005 and December 31, 2009. On March 12, 2020, the Belgian tax authority filed another revised assessment for the calendar year ending December 31, 2009, with the Ghent Court. On May 11, 2021, the Company pled its case to the Ghent Court of Special (Tax) Appeals for the calendar year ending December 31, 2009 and on June 8, 2021, the court again ruled in favor of the Company. The Company has been notified that the Belgian tax authority does not intend to appeal this case to the Supreme Court and that it will drop the case for calendar years ending December 31, 2006, 2007, 2008 and 2010.

In March 2019, the Company received assessments from the Belgian tax authority for tax years 2011 through 2017 which were, as a result of the positive ruling of the Ghent Court of Appeal, cancelled in January 2020.

On March 10, 2020, a new notice of change was received for the year ending December 31, 2016, resulting in a tax assessment in the amount of €67,959, including penalties, but excluding interest, against which the Company filed a protest on April 10, 2020. On December 22, 2020, a tax assessment for the year ending December 31, 2017, was received in the amount of €17,655, including penalties, but excluding interest, against which the Company filed a protest in 2021. These notices of change/tax assessments from the Belgian tax authority represent a change in position in which it intends to apply new rules applicable as of 2018 to the Company’s open tax years going back to 2009.

On October 22, 2020, a notice of change was received by the Company’s licensing subsidiary in Luxembourg, against which the Company filed a protest. The notice covers the years ending December 31, 2013 to December 31, 2018 and is based on the same facts underlying the original actions that were unsuccessfully tried and appealed by the Belgian government. In December 2020, the Company received assessments for the years ending December 31, 2013 and 2017, in the amount of €45,466 and €65,152, respectively, including penalties, but excluding interest, against which the Company filed a protest in 2021. In view of the allegations made against the Company’s licensing subsidiary in Luxembourg, the tax assessment received in the amount of €67,959 for the year ending December 31, 2016, was cancelled on January 27, 2021. In June 2021, the Company received assessments for the years ending December 31, 2014, 2015, 2016 and 2018, in the amounts of €57,545, €72,704, €81,651 and €49,178 respectively, including penalties, but excluding interest, against which the Company will file a protest in 2021.

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

At the Company’s election, revolving loans under the Senior Credit Facility bear interest at annual rates equal to either (a) LIBOR for 1, 2, 3 or 6 month periods, as selected by the Company, plus an applicable margin ranging between 1.00% and 1.75% (1.125% as of July 3, 2021), or (b) the higher of the Wells Fargo Bank, National Association prime rate, the Federal Funds rate plus 0.5%, or the Eurocurrency Rate (as defined in the Senior Credit Facility) rate plus 1.0%, plus an applicable margin ranging between 0.00% and 0.75% (0.125% as of July 3, 2021). The Company also pays a commitment fee to the lenders under the Senior Credit Facility on the average amount by which the aggregate commitments of the lenders exceed utilization of the Senior Credit Facility ranging from 0.09% to 0.20% per annum (0.11% as of July 3, 2021). The applicable margins and the commitment fee are determined based on whichever of the Company’s Consolidated Net Leverage Ratio or its senior unsecured debt rating (or if not available, corporate family rating) results in the lower applicable margins and commitment fee (with applicable margins and the commitment fee increasing as that ratio increases or those ratings decline, as applicable).

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

As of July 3, 2021 and December 31, 2020, amounts utilized under the Senior Credit Facility included zero borrowings and $787 of standby letters of credit related to various insurance contracts and foreign vendor commitments. Any outstanding borrowings under the Company’s U.S. and European commercial paper programs reduce the availability of the Senior Credit Facility. Including commercial paper borrowings, the Company has utilized $787 under the Senior Credit Facility resulting in a total of $1,799,213 available as of July 3, 2021.

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

The proceeds from the issuance of commercial paper notes will be available for general corporate purposes. As of July 3, 2021 and December 31, 2020, there were zero outstanding under the U.S. commercial paper program and the euro equivalent of zero outstanding under the European program.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The fair values and carrying values of the Company's debt instruments are detailed as follows:

	At July 3, 2021		At December 31, 2020
	Fair Value	Carrying Value	Fair Value	Carrying Value
1.750% Senior Notes, payable June 12, 2027; interest payable annually	$636,434	593,190	635,664	615,006
3.625% Senior Notes, payable May 15, 2030; interest payable semi-annually	550,985	500,000	561,890	500,000
3.85% Senior Notes, payable February 1, 2023; interest payable semi-annually	626,382	600,000	638,844	600,000
2.00% Senior Notes, payable January 14, 2022; interest payable annually	596,957	593,190	624,680	615,006
2021 Floating Rate Notes, payable September 04, 2021; interest payable quarterly	356,192	355,914	368,738	369,004
Finance leases and other	49,666	49,666	46,302	46,302
Unamortized debt issuance costs	(9,885)	(9,885)	(11,176)	(11,176)
Total debt	2,806,731	2,682,075	2,864,942	2,734,142
Less current portion of long term debt and commercial paper	962,826	958,781	376,989	377,255
Long-term debt, less current portion	$1,843,905	1,723,294	2,487,953	2,356,887

The fair values of the Company’s debt instruments were estimated using market observable inputs, including quoted prices in active markets, market indices and interest rate measurements. Within the hierarchy of fair value measurements, these are Level 2 fair values.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
19. Consolidated Statements of Cash Flows Information
    Supplemental cash flow information were as follows:

	Six Months Ended
	July 3, 2021	June 27, 2020
Net cash paid during the periods for:
Interest	$43,542	24,902
Income taxes	$137,859	12,502

Supplemental schedule of non-cash investing and financing activities:
Unpaid property plant and equipment in accounts payable and accrued expenses	$68,566	52,000

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

Due to its global footprint, Mohawk’s business is sensitive to macroeconomic events in the United States and abroad. The Company's markets and operations around the world continue to be impacted by the COVID-19 pandemic. While the near-term economic and financial impact of the COVID-19 pandemic is improving in its residential markets, the Company expects that fluctuating demand may continue across a number of its markets. During 2020, the Company completed actions prompted by the COVID-19 pandemic to enhance future performance including site closings, other facility and product rationalizations and workforce reductions. The Company anticipates these global actions are on target to deliver savings of approximately $100 to $110 million, of which approximately $95 million was realized in 2020 and the six months ended July 3, 2021, with costs of approximately $165 million in 2020 and the six months ended July 3, 2021.

In 2021, the Company plans to invest $650-700 million in capital projects to expand capacities, differentiate products, and improve productivity. The largest investments during this period will be expansions in North America and Europe; ceramic capacity increases in Brazil, Italy, and Russia; premium laminate in the U.S., Europe; and countertops in the U.S. and Europe.

For the three months ended July 3, 2021, net earnings attributable to the Company were $336.3 million, or diluted earnings per share (“EPS”) of $4.82, compared to net loss attributable to the Company of $48.3 million, or diluted loss per share of $0.68 for the three months ended June 27, 2020. The change in EPS was primarily attributable to the favorable net impact of higher volumes, productivity gains, the favorable net impact of price and product mix, lower restructuring, acquisition and integration-related costs, the favorable impact due to fewer short-term manufacturing disruptions and the favorable net impact from foreign exchange rates, partially offset by higher inflation and the higher costs associated with investments in new product development and marketing costs. The Company’s operations and net earnings for the second quarter of 2020 were affected by broader economic issues related to the COVID-19 pandemic. In particular, the Company experienced decreasing demand during the second quarter of 2020 and increased costs associated with short-term reductions in manufacturing output. The Company believes that the COVID-19 pandemic may impact normal seasonality trends in 2021, but the extent and duration of such impact cannot be predicted.

For the six months ended July 3, 2021, net earnings attributable to the Company were $573.1 million, or diluted EPS of $8.18, compared to net earnings attributable to the Company of $62.3 million, or diluted EPS of $0.87 for the six months ended June 27, 2020. The change in EPS was primarily attributable to the favorable net impact of higher volumes, productivity gains, the favorable net impact of price and product mix, lower restructuring, acquisition and integration-related costs, the favorable impact due to fewer short-term manufacturing disruptions and the favorable net impact from foreign exchange rates, partially offset by higher inflation and the higher costs associated with investments in new product development and marketing costs. The Company’s operations and net earnings for the six months ended June 27, 2020 were affected by broader economic issues related to the COVID-19 pandemic. In particular, the Company experienced decreasing demand during the six months ended June 27, 2020 and increased costs associated with short-term reductions in manufacturing output. The Company believes the COVID-19 pandemic may impact normal seasonality trends in 2021, but the extent and duration of such impact cannot be predicted.

For the six months ended July 3, 2021, the Company generated $598.0 million of cash from operating activities. As of July 3, 2021, the Company had cash and cash equivalents of $753.7 million, of which $244.5 million was in the United States and $509.2 million was in foreign countries, in addition to $662.4 million in short-term investments.

Results of Operations

Quarter Ended July 3, 2021, as compared with Quarter Ended June 27, 2020

Net sales

Net sales for the three months ended July 3, 2021 were $2,953.8 million, reflecting an increase of $904.0 million, or 44.1%, from the $2,049.8 million reported for the three months ended June 27, 2020. The increase was primarily attributable to higher volumes of approximately $627 million, the favorable net impact of price and product mix of approximately $159 million, the favorable net impact from foreign exchange rates of approximately $98 million and the favorable impact from extra shipping days in the second quarter of 2021 of approximately $20 million. The Company’s net sales for the second quarter of 2020 were affected by broader economic conditions related to the COVID-19 pandemic. In particular, the Company experienced decreasing demand during the second quarter of 2020.

Global Ceramic segment—Net sales increased $286.2 million, or 38.0%, to $1,039.5 million for the three months ended July 3, 2021, compared to $753.3 million for the three months ended June 27, 2020. The increase was primarily attributable to higher volumes of approximately $208 million, the favorable net impact of price and product mix of approximately $48 million, the favorable net impact from foreign exchange rates of approximately $22 million and the favorable impact from extra shipping days in the second quarter of 2021 of approximately $8 million.

Flooring NA segment—Net sales increased $281.1 million, or 35.1%, to $1,081.2 million for the three months ended July 3, 2021, compared to $800.1 million for the three months ended June 27, 2020. The increase was primarily attributable to higher volumes of approximately $225 million and the favorable net impact of price and product mix of approximately $56 million.

Flooring ROW segment—Net sales increased $336.7 million, or 67.8%, to $833.1 million for the three months ended July 3, 2021, compared to $496.4 million for the three months ended June 27, 2020. The increase was primarily attributable to higher volumes of approximately $194 million, the favorable net impact from foreign exchange rates of approximately $76 million, the favorable net impact of price and product mix of approximately $55 million and the favorable impact from extra shipping days in the second quarter of 2021 of approximately $12 million.

Gross profit

Gross profit for the three months ended July 3, 2021 was $902.2 million (30.5% of net sales), an increase of $532.2 million or 143.9%, compared to gross profit of $370.0 million (18.0% of net sales) for the three months ended June 27, 2020. As a percentage of net sales, gross profit increased 1,250 basis points. The increase in gross profit dollars was primarily attributable to higher volumes of approximately $219 million, productivity gains of approximately $131 million, the favorable net impact of price and product mix of approximately $103 million, lower restructuring, acquisition and integration-related costs of approximately $64 million, the favorable impact of approximately $64 million due to fewer short-term manufacturing disruptions and the favorable net impact from foreign exchange rates of approximately $28 million, partially offset by higher inflation of approximately $78 million. As previously discussed, the Company’s operations for the second quarter of 2020 were affected by broader economic conditions related to the COVID-19 pandemic. In particular, the Company experienced decreasing demand during the second quarter of 2020.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended July 3, 2021 were $497.8 million (16.9% of net sales), an increase of $66.9 million compared to $430.9 million (21.0% of net sales) for the three months ended June 27, 2020. As a percentage of net sales, selling, general and administrative expenses decreased 410 basis points. The increase in selling, general and administrative expenses in dollars was primarily attributable to an increase in costs that were curtailed due to the COVID-19 pandemic of approximately $36 million, higher volumes of approximately $27 million, the unfavorable net impact from foreign exchange rates of approximately $14 million, the higher costs associated with investments in new product development and marketing costs of approximately $7 million and higher inflation of approximately $7 million, partially offset by lower restructuring, acquisition and integration-related costs of approximately $26 million.

Operating income (loss)

Operating income for the three months ended July 3, 2021 was $404.4 million (13.7% of net sales), reflecting an increase of $465.4 million, or 763.5%, compared to operating loss of $61.0 million (3.0% of net sales) for the three months ended June 27, 2020. The increase in operating income was primarily attributable to higher volumes of approximately $192 million, the favorable net impact of price and product mix of approximately $102 million, approximately $95 million of productivity gains, lower restructuring, acquisition and integration-related costs of approximately $90 million, the favorable impact of approximately $64 million due to fewer short-term manufacturing disruptions and the favorable net impact from foreign exchange rates of approximately $14 million, partially offset by higher inflation of approximately $86 million and the higher costs associated with investments in new product development and marketing costs of approximately $7 million.

Global Ceramic segment—Operating income was $136.4 million (13.1% of segment net sales) for the three months ended July 3, 2021, reflecting an increase of $170.2 million compared to operating loss of $33.8 million (4.5% of segment net sales) for the three months ended June 27, 2020. The increase in operating income was primarily attributable to higher volumes of approximately $65 million, productivity gains of approximately $39 million, lower restructuring, acquisition and integration-related costs of approximately $37 million, the favorable net impact of price and product mix of approximately $28 million and the favorable impact of approximately $28 million due to fewer short-term manufacturing disruptions, partially offset by higher inflation of approximately $21 million and the higher costs associated with investments in new product development and marketing costs of approximately $7 million.

Flooring NA segment—Operating income was $115.9 million (10.7% of segment net sales) for the three months ended July 3, 2021, reflecting an increase of $161.4 million compared to operating loss of $45.5 million (5.7% of segment net sales) for the three months ended June 27, 2020. The increase in operating income was primarily attributable to the higher volumes of approximately $64 million, productivity gains of approximately $56 million, the favorable impact of approximately $26 million due to fewer short-term manufacturing disruptions, the favorable net impact of price and product mix of approximately $24 million and lower restructuring, acquisition and integration-related costs of approximately $23 million, partially offset by higher inflation of approximately $31 million.

Flooring ROW segment—Operating income was $163.9 million (19.7% of segment net sales) for the three months ended July 3, 2021, reflecting an increase of $134.4 million compared to operating income of $29.5 million (5.9% of segment net sales) for the three months ended June 27, 2020. The increase in operating income was primarily attributable to higher volumes of approximately $63 million, the favorable net impact of price and product mix of approximately $49 million, lower restructuring, acquisition and integration-related costs of approximately $29 million, the favorable net impact of foreign exchange rates of approximately $14 million and the favorable impact of approximately $11 million due to fewer short-term manufacturing disruptions, partially offset by higher inflation of approximately $33 million.

Interest expense

Interest expense was $14.9 million for the three months ended July 3, 2021, reflecting an increase of $1.9 million compared to interest expense of $13.0 million for the three months ended June 27, 2020. During the second quarter of 2020, the Company issued new long-term debt to strengthen its liquidity position in the early months of the COVID-19 pandemic. The new debt issuance shifted the Company from a mix of fixed and floating rate debt, with a lower average interest rate, to more fixed rate debt, which carries a higher average interest rate. Due to the timing of the new debt issuance, the change partially impacted interest expense for the three months ended June 27, 2020 and fully impacted interest expense for the three months ended July 3, 2021.

Other expense (income), net

Other income, net was $11.2 million for the three months ended July 3, 2021, reflecting a favorable change of $12.2 million compared to other expense, net of $1.0 million for the three months ended June 27, 2020. The change was primarily attributable to the resolution of foreign non-income tax contingencies of $6.2 million and other miscellaneous items.

Income tax expense (benefit)

For the three months ended July 3, 2021, the Company recorded income tax expense of $64.2 million on earnings before income taxes of $400.7 million, for an effective tax rate of 16.0%, as compared to an income tax benefit of $26.4 million on loss before income taxes of $75.0 million, for an effective tax rate of 35.2% for the three months ended June 27, 2020. The difference in the effective tax rates for the comparative periods was impacted by the Company’s ability to forecast an estimated annual effective rate for the period ended June 27, 2020, the geographical dispersion of profits and losses related to the recovery from the impacts of the COVID-19 pandemic, and a one-time Italian tax planning election allowing for the realignment of tax asset values for the quarter ended July 3, 2021.

Six Months Ended July 3, 2021, as compared with Six Months Ended June 27, 2020

Net sales

Net sales for the six months ended July 3, 2021 were $5,622.9 million, reflecting an increase of $1,287.3 million, or 29.7%, from the $4,335.6 million reported for the six months ended June 27, 2020. The increase was primarily attributable to higher volumes of approximately $784 million, favorable net impact of price and product mix of approximately $211 million, the favorable net impact from foreign exchange rates of approximately $162 million and the favorable impact from extra shipping days for the six months ended July 3, 2021 of approximately $131 million. The Company’s net sales for the six months ended June 27, 2020 were affected by broader economic conditions related to the COVID-19 pandemic. In particular, the Company experienced decreasing demand during the six months ended June 27, 2020.

Global Ceramic segment—Net sales increased $367.6 million, or 22.9%, to $1,969.4 million for the six months ended July 3, 2021, compared to $1,601.8 million for the six months ended June 27, 2020. The increase was primarily attributable to higher volumes of approximately $231 million, favorable net impact of price and product mix of approximately $70 million, the favorable impact from extra shipping days for the six months ended July 3, 2021 of approximately $42 million and the favorable net impact from foreign exchange rates of approximately $24 million.

Flooring NA segment—Net sales increased $402.0 million, or 24.4%, to $2,050.4 million for the six months ended July 3, 2021, compared to $1,648.4 million for the six months ended June 27, 2020. The increase was primarily attributable to higher volumes of approximately $292 million, the favorable net impact of price and product mix of approximately $65 million and the favorable impact from extra shipping days for the six months ended July 3, 2021 of approximately $45 million.

Flooring ROW segment—Net sales increased $517.6 million, or 47.7%, to $1,603.0 million for the six months ended July 3, 2021, compared to $1,085.4 million for the six months ended June 27, 2020. The increase was primarily attributable to higher volumes of approximately $260 million, the favorable net impact from foreign exchange rates of approximately $138 million, favorable net impact of price and product mix of approximately $75 million and the favorable impact from extra shipping days for the six months ended July 3, 2021 of approximately $45 million.

Gross profit

Gross profit for the six months ended July 3, 2021 was $1,694.0 million (30.1% of net sales), an increase of $707.6 million or 71.7%, compared to gross profit of $986.4 million (22.8% of net sales) for the six months ended June 27, 2020. As a percentage of net sales, gross profit increased 730 basis points. The increase in gross profit dollars was primarily attributable to the higher volumes of approximately $305 million, productivity gains of approximately $173 million, the favorable net impact of price and product mix of approximately $132 million, the favorable impact of approximately $81 million due to fewer short-term manufacturing disruptions, lower restructuring, acquisition and integration-related costs of approximately $65 million and the favorable net impact from foreign exchange rates of approximately $44 million, partially offset by higher inflation of approximately $93 million. As previously discussed, the Company’s operations for the period did not reflect normal seasonality in 2020 and were affected by broader economic conditions related to the COVID-19 pandemic. In particular, the Company experienced decreasing demand during the six months ended June 27, 2020.

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended July 3, 2021 were $972.0 million (17.3% of net sales), an increase of $76.1 million compared to $895.9 million (20.7% of net sales) for the six months ended June 27, 2020. As a percentage of net sales, selling, general and administrative expenses decreased 340 basis points. The increase in selling, general and administrative expenses in dollars was primarily attributable to higher volumes of approximately $34 million, the unfavorable net impact from foreign exchange rates of approximately $23 million, an increase in costs that were curtailed due to the COVID-19 pandemic of approximately $22 million, higher inflation of approximately $17 million and the higher costs associated with investments in new product development and marketing costs of approximately $4 million, partially offset by the lower restructuring, acquisition and integration-related costs of approximately $26 million.

Operating income (loss)

Operating income for the six months ended July 3, 2021 was $721.9 million (12.8% of net sales), reflecting an increase of $631.4 million, or 697.5%, compared to operating income of $90.5 million (2.1% of net sales) for the six months ended June 27, 2020. The increase in operating income was primarily attributable to higher volumes of approximately $271 million, approximately $151 million of productivity gains, the favorable net impact of price and product mix of approximately $130 million, lower restructuring, acquisition and integration-related costs of approximately $90 million, the favorable impact of approximately $81 million due to fewer short-term manufacturing disruptions and the favorable net impact from foreign exchange rates of approximately $21 million, partially offset by higher inflation of approximately $110 million and the higher costs associated with investments in new product development and marketing costs of approximately $4 million.

Global Ceramic segment—Operating income was $224.2 million (11.4% of segment net sales) for the six months ended July 3, 2021, reflecting an increase of $210.0 million compared to operating income of $14.2 million (0.9% of segment net sales) for the six months ended June 27, 2020. The increase in operating income was primarily attributable to higher volumes of approximately $74 million, productivity gains of approximately $59 million, the favorable net impact of price and product mix of approximately $39 million, lower restructuring, acquisition and integration-related costs of approximately $36 million and the favorable impact of approximately $35 million due to fewer short-term manufacturing disruptions, partially offset by higher inflation of approximately $31 million and the higher costs associated with investments in new product development and marketing costs of approximately $4 million.

Flooring NA segment—Operating income was $197.2 million (9.6% of segment net sales) for the six months ended July 3, 2021, reflecting an increase of $206.5 million compared to operating loss of $9.3 million (0.6% of segment net sales) for the six months ended June 27, 2020. The increase in operating income was primarily attributable to the higher volumes of approximately $92 million, productivity gains of approximately $79 million, the favorable impact of approximately $31 million due to fewer short-term manufacturing disruptions, the favorable net impact of price and product mix of approximately $22 million and lower restructuring, acquisition and integration-related costs of approximately $22 million, partially offset by higher inflation of approximately $39 million.

Flooring ROW segment—Operating income was $323.2 million (20.2% of segment net sales) for the six months ended July 3, 2021, reflecting an increase of $217.9 million compared to operating income of $105.3 million (9.7% of segment net sales) for the six months ended June 27, 2020. The increase in operating income was primarily attributable to higher volumes of approximately $105 million, the favorable net impact of price and product mix of approximately $69 million, lower restructuring, acquisition and integration-related costs of approximately $32 million, the favorable net impact of foreign exchange rates of approximately $23 million, the favorable impact of approximately $16 million due to fewer short-term manufacturing disruptions and productivity gains of approximately $15 million, partially offset by higher inflation of approximately $38 million.

Interest expense

Interest expense was $30.1 million for the six months ended July 3, 2021, reflecting an increase of $8.5 million compared to interest expense of $21.6 million for the six months ended June 27, 2020. During the second quarter of 2020, the Company issued new long-term debt to strengthen its liquidity position in the early months of the COVID-19 pandemic. The new debt issuance shifted the Company from a mix of fixed and floating rate debt, with a lower average interest rate, to more fixed rate debt, which carries a higher average interest rate. Due to the timing of the new debt issuance, the change partially impacted interest expense for the six months ended June 27, 2020 and fully impacted interest expense for the six months ended July 3, 2021.

Other expense (income), net

Other income, net was $13.4 million for the six months ended July 3, 2021, reflecting a favorable change of $20.1 million compared to other expense, net of $6.7 million for the six months ended June 27, 2020. The change was primarily attributable to the resolution of foreign non-income tax contingencies of $6.2 million, favorable net impact of foreign exchange rates of $5.3 million, an impairment charge of $3.6 million related to the Company’s net investment in a joint venture in Brazil during the six months ended June 27, 2020 and other miscellaneous items.

Income tax expense

For the six months ended July 3, 2021, the Company recorded income tax expense of $131.9 million on earnings before income taxes of $705.2 million for an effective tax rate of 18.7%, as compared to an income tax expense of $0.3 million on earnings before income taxes of $62.2 million, for an effective tax rate of 0.5% for the six months ended June 27, 2020. The difference in the effective tax rates for the comparative periods was impacted by the geographical dispersion of profits and losses related to the recovery from the impacts of the COVID-19 pandemic, and a one-time Italian tax planning election allowing for the realignment of tax asset values for the quarter ended July 3, 2021.

Liquidity and Capital Resources

The Company’s primary capital requirements are for working capital, capital expenditures and acquisitions. The Company’s capital needs are met primarily through a combination of internally generated funds, commercial paper, bank credit lines, term and senior notes and credit terms from suppliers.

Net cash provided by operating activities in the first six months of 2021 was $598.0 million, compared to net cash provided by operating activities of $763.5 million in the first six months of 2020. The decrease of $165.5 million in 2021 was primarily attributable to change in working capital, partially offset by higher net earnings.

Net cash used in investing activities in the first six months of 2021 was $328.5 million compared to net cash used in investing activities of $210.5 million in the first six months of 2020. The increase was primarily due to an increase in the purchases of short term investments of $80.5 million (net of redemption of short-term investments) and increased capital expenditures of $31.2 million.

Net cash used in financing activities in the first six months of 2021 was $275.8 million compared to net cash provided by financing activities of $63.0 million in the six months of 2020. The cash used in financing activities is primarily attributable to the lower proceeds from the Senior Notes of $735.3 million (net of repayments of $326.9 million) and more share repurchases of $195.9 million, partially offset by the reduced net pay down on commercial paper of $563.7 million.

As of July 3, 2021, the Company had cash of $753.7 million, of which $509.2 million was held outside the United States. The Company plans to permanently reinvest the cash held outside the United States. In addition to its cash on hand, the Company also had short-term investments of $662.4 million as of July 3, 2021. The Company believes that its cash and cash equivalents on hand, cash generated from operations and availability under its existing credit facilities will be sufficient to meet its capital expenditure, working capital and debt servicing requirements over at least the next twelve months. The Company continually evaluates its projected needs and may conduct additional debt financings, subject to market conditions, to increase its liquidity and to take advantage of attractive financing opportunities.

On October 26, 2020, the Company’s Board of Directors approved a new share repurchase program, authorizing the Company to repurchase up to $500 million of its common stock. For the six months ended July 3, 2021, the Company has purchased an aggregate of $264.5 million under the share repurchase program. As of July 3, 2021, there remains $172.7 million authorized under the program.

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

Impact of Inflation

Inflation affects the Company’s manufacturing costs, distribution costs and operating expenses. The Company expects raw material prices, many of which are petroleum based, to fluctuate based upon worldwide supply and demand of commodities and chemicals utilized in the Company’s production process. Similarly, the Company’s ability to ship goods within a market, to export goods and to obtain materials and sourced products from international suppliers is subject to fluctuating transportation costs based on fuel prices, demand and equipment and labor availability. Although the Company initiates timely pricing actions to pass on increases in raw material, transportation, packaging, energy and fuel-related costs to its customers, the Company’s ability to do so is dependent upon the rate and magnitude of any increase, competitive pressures and market conditions for the Company’s products. There have been in the past, and may be in the future, periods of time during which increases in these costs cannot be fully recovered. In the past, the Company has often been able to enhance productivity, re-engineer products, develop new product innovations and deploy new logistics practices to help inflationary pressures in its operations.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of July 3, 2021.

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

The COVID-19 pandemic has created significant volatility in the global economy that has led to unpredictable economic activity and impacted the supply chain for raw materials and sourced finished goods. The Company believes that the COVID-19 pandemic may impact normal seasonality trends into 2021, but the extent and duration of such impact cannot be predicted. As such, the seasonality of the Company's 2021 results may also differ from historical experience.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

As of July 3, 2021, approximately 87% of the Company’s debt portfolio was comprised of fixed-rate debt and 13% was floating-rate debt. A 1.0 percentage point increase in the interest rate of the floating-rate debt would have resulted in an increase in interest expense of $0.9 million and $1.8 million for the three and six months ended July 3, 2021, respectively.

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

Item 1A.Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The risk factors disclosed in these reports, in addition to the other information set forth in this report, could materially affect our business, financial condition or results.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

On October 26, 2020, the Company’s Board of Directors approved a new share repurchase program, authorizing the Company to repurchase up to $500 million of its common stock. Under the share repurchase program, the Company may purchase common stock in open market transactions, block or privately negotiated transactions, and may from time to time purchase shares pursuant to trading plans in accordance with Rules 10b5-1 or 10b-18 under the Exchange Act or by any combination of such methods. The number of shares to be purchased and the timing of the purchases are based on a variety of factors, including, but not limited to, the level of cash balances, credit availability, debt covenant restrictions, general business conditions, regulatory requirements, the market price of the Company’s stock and the availability of alternative investment opportunities. No time limit was set for completion of repurchases under the share repurchase program and the share repurchase program may be suspended or discontinued at any time.

The following table provides information regarding share repurchase activity during the three months ended July 3, 2021.

Period	Total Number of Shares Purchased in Millions	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan in Millions	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan in Millions
April 4 through May 8, 2021	0.0	$—	0.0	$314.3
May 9 through June 5, 2021	0.6	$209.95	0.6	$186.1
June 6 through July 3, 2021	0.1	$191.97	0.1	$172.7
Total	0.7	$208.10	0.7

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this quarterly report on Form 10-Q.

Item 5.Other Information

Given the disruptions in the business caused by the COVID-19 pandemic over the past year, on July 28, 2021, the Compensation Committee of the Company’s board of directors awarded a one-time grant of 10,563 restricted stock units (“RSUs”) to Mr. Paul De Cock and a one-time grant of 5,282 RSUs to Mr. Bernard Thiers for the continued successful leadership of their businesses. Each grant will vest one-third on the third, fourth and fifth anniversary of the grant date. The RSUs are subject to the Company’s standard terms and conditions under its 2017 Incentive Plan.

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

MOHAWK INDUSTRIES, INC.
(Registrant)

Dated:	July 30, 2021	By:	/s/ Jeffrey S. Lorberbaum
JEFFREY S. LORBERBAUM
Chairman and Chief Executive Officer
(principal executive officer)

Dated:	July 30, 2021	By:	/s/ James F. Brunk
JAMES F. BRUNK
Chief Financial Officer
(principal financial officer)