Form 10-Q
period 2021-10-02
MOHAWK INDUSTRIES INC
filed 2021-10-29
CIK 851968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2021
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
The number of shares outstanding of the issuer’s common stock as of October 27, 2021, the latest practicable date, is as follows: 67,732,373 shares of common stock, $.01 par value.

MOHAWK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 2, 2021	December 31, 2020
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,128,027	768,625
Short-term investments	—	571,741
Receivables, net	1,880,476	1,709,493
Inventories	2,215,630	1,913,020
Prepaid expenses	402,770	369,432
Other current assets	19,174	31,343
Total current assets	5,646,077	5,363,654
Property, plant and equipment	8,992,970	8,905,266
Less: accumulated depreciation	4,550,631	4,314,037
Property, plant and equipment, net	4,442,339	4,591,229
Right of use operating lease assets	385,606	323,138
Goodwill	2,612,201	2,650,831
Tradenames	702,192	727,268
Other intangible assets subject to amortization, net	209,079	224,339
Deferred income taxes and other non-current assets	452,806	447,292
	$14,450,300	14,327,751

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$588,669	377,255
Accounts payable and accrued expenses	2,209,942	1,895,951
Current operating lease liabilities	103,132	98,042
Total current liabilities	2,901,743	2,371,248
Deferred income taxes	441,871	493,668
Long-term debt, less current portion	1,710,207	2,356,887
Non-current operating lease liabilities	292,806	234,726
Other long-term liabilities	351,224	330,064
Total liabilities	5,697,851	5,786,593
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $.01 par value; 60 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 150,000 shares authorized; 75,355 and 77,624 shares issued in 2021 and 2020, respectively	754	776
Additional paid-in capital	1,902,978	1,885,142
Retained earnings	7,929,950	7,559,191
Accumulated other comprehensive loss	(872,617)	(695,145)
	8,961,065	8,749,964
Less: treasury stock at cost; 7,343 and 7,346 shares in 2021 and 2020, respectively	215,547	215,648
Total Mohawk Industries, Inc. stockholders’ equity	8,745,518	8,534,316
Nonredeemable noncontrolling interests	6,931	6,842
Total stockholders’ equity	8,752,449	8,541,158
	$14,450,300	14,327,751
See accompanying notes to condensed consolidated financial statements

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
	(In thousands, except per share data)
Net sales	$2,817,017	2,574,870	8,439,876	6,910,433
Cost of sales	1,979,702	1,868,671	5,908,585	5,217,827
Gross profit	837,315	706,199	2,531,291	1,692,606
Selling, general and administrative expenses	477,341	443,455	1,449,378	1,339,338
Operating income	359,974	262,744	1,081,913	353,268
Interest expense	14,948	14,854	45,083	36,481
Other expense (income) net	21	(726)	(13,374)	5,990
Earnings before income taxes	345,005	248,616	1,050,204	310,797
Income tax expense	73,821	43,163	205,756	43,467
Net earnings including noncontrolling interests	271,184	205,453	844,448	267,330
Net earnings (loss) attributable to noncontrolling interests	206	336	378	(44)
Net earnings attributable to Mohawk Industries, Inc.	$270,978	205,117	844,070	267,374

Basic earnings per share attributable to Mohawk Industries, Inc.
Basic earnings per share attributable to Mohawk Industries, Inc.	$3.95	2.88	12.16	3.76
Weighted-average common shares outstanding—basic	68,541	71,197	69,389	71,190

Diluted earnings per share attributable to Mohawk Industries, Inc.
Diluted earnings per share attributable to Mohawk Industries, Inc.	$3.93	2.87	12.11	3.75
Weighted-average common shares outstanding—diluted	68,864	71,378	69,683	71,362
See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
	(In thousands)
Net earnings including noncontrolling interests	$271,184	205,453	844,448	267,330
Other comprehensive income (loss):
Foreign currency translation adjustments	(91,318)	31,307	(178,077)	(169,914)
Pension prior service cost and actuarial gain, net of tax	108	70	316	164
Other comprehensive income (loss)	(91,210)	31,377	(177,761)	(169,750)
Comprehensive income	179,974	236,830	666,687	97,580
Comprehensive income (loss) attributable to noncontrolling interests	107	360	88	(195)
Comprehensive income attributable to Mohawk Industries, Inc.	$179,867	236,470	666,599	97,775
See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	October 2, 2021	September 26, 2020
	(In thousands)
Cash flows from operating activities:
Net earnings including noncontrolling interests	$844,448	267,330
Adjustments to reconcile net earnings to net cash provided by operating activities:
Restructuring	7,410	84,859
Depreciation and amortization	448,299	450,952
Deferred income taxes	(52,304)	(62,550)
Loss on disposal of property, plant and equipment	1,161	1,376
Stock-based compensation expense	19,411	14,559
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	(275,952)	(210,717)
Inventories	(330,745)	389,067
Other assets and prepaid expenses	(23,860)	48,627
Accounts payable and accrued expenses	381,634	398,667
Other liabilities	77,233	(20,176)
Net cash provided by operating activities	1,096,735	1,361,994
Cash flows from investing activities:
Additions to property, plant and equipment	(375,179)	(265,414)
Acquisitions, net of cash acquired	(77,187)	—
Purchases of short-term investments	(778,239)	(791,084)
Redemption of short-term investments	1,344,574	425,800
Net cash provided by (used in) investing activities	113,969	(630,698)
Cash flows from financing activities:
Payments on Senior Credit Facilities	—	(633,134)
Proceeds from Senior Credit Facilities	—	617,797
Payments on commercial paper	(94,820)	(4,890,991)
Proceeds from commercial paper	94,605	4,195,353
Proceeds from Senior Notes issuance	—	1,062,240
Repayments on Senior Notes	(352,609)	(326,904)
Proceeds from Term Loan Facility	—	500,000
Repayment on Term Loan Facility	—	(500,000)
Net payments of other financing activities	(7,874)	(7,125)
Debt issuance costs	—	(11,942)
Purchase of Mohawk common stock	(473,334)	(68,640)
Change in outstanding checks in excess of cash	(921)	(5,693)
Net cash used in financing activities	(834,953)	(69,039)
Effect of exchange rate changes on cash and cash equivalents	(16,349)	(15,804)
Net change in cash and cash equivalents	359,402	646,453
Cash and cash equivalents, beginning of period	768,625	134,785
Cash and cash equivalents, end of period	$1,128,027	781,238

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

Hedges of Net Investments in Non-U.S. Operations

The Company has numerous investments outside the United States. The net assets of these subsidiaries are exposed to changes and volatility in currency exchange rates. The Company uses foreign currency denominated debt to hedge its non-U.S. net investments against adverse movements in exchange rates. The gains and losses on the Company’s net investments in its non-U.S. operations are economically offset by losses and gains on its foreign currency borrowings. The Company designated its €500,000 2.00% Senior Notes borrowing as a net investment hedge of a portion of its European operations. For the nine months ended October 2, 2021 and September 26, 2020, the change in the U.S. dollar value of the Company’s euro denominated debt was a decrease of $35,363 ($27,056 net of taxes) and an increase of $21,499 ($16,331 net of taxes), respectively, which is recorded in the foreign currency translation adjustment component of accumulated other comprehensive income or (loss). The change in the U.S. dollar value of the Company’s debt partially offsets the euro-to-dollar translation of the Company’s net investment in its European operations. Subsequent to the quarter end, the Company redeemed at the par the remaining €500,000 outstanding principal of the 2.00% Senior Notes on October 19, 2021, plus any unpaid interest, utilizing cash on hand.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Acquisitions

2021 Acquisitions

During the nine months ended October 2, 2021, the Company made acquisitions in the Flooring Rest of the World (“Flooring ROW”) Segment totaling $77,187, including the acquisition of an insulation manufacturer, on September 7, 2021 for $67,285. The Company’s acquisition resulted in a preliminary goodwill allocation of $31,319 and an intangible asset subject to amortization of $10,601. The goodwill is not expected to be deductible for tax purposes. The remaining acquisitions resulted in preliminary goodwill of $1,273 and intangible assets subject to amortization of $5,596.

3. Revenue from Contracts with Customers

Contract Liabilities

The Company records contract liabilities when it receives payment prior to fulfilling a performance obligation. Contract liabilities related to revenues are recorded in accounts payable and accrued expenses on the accompanying condensed consolidating balance sheets. The Company had contract liabilities of $56,435 and $39,466 as of October 2, 2021 and December 31, 2020, respectively.

Performance Obligations

Substantially all of the Company’s revenue is recognized at a point in time when the product is either shipped or received from the Company’s facilities and control of the product is transferred to the customer.  Accordingly, in any period, the Company does not recognize a significant amount of revenue from performance obligations satisfied or partially satisfied in prior periods and the amount of such revenue recognized during the three and nine months ended October 2, 2021 and September 26, 2020 was immaterial.

Costs to Obtain a Contract

The Company incurs certain incremental costs to obtain revenue contracts. These costs relate to marketing display structures and are capitalized when the amortization period is greater than one year, with the amount recorded in other assets on the accompanying condensed consolidated balance sheets. Capitalized costs to obtain contracts were $57,065 and $62,596 as of October 2, 2021 and September 26, 2020, respectively. Straight-line amortization expense recognized during the nine months ended October 2, 2021 and September 26, 2020 related to these capitalized costs were $44,042 and $51,110, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Revenue Disaggregation

The following table presents the Company’s segment revenues disaggregated by the geographical market location of customer sales and product categories for the three months ended October 2, 2021 and September 26, 2020:

October 2, 2021	Global Ceramic segment	Flooring NA segment	Flooring ROW segment	Total
Geographical Markets
United States	$556,496	1,016,015	3,851	1,576,362
Europe	205,263	1,398	545,538	752,199
Russia	81,246	25	40,275	121,546
Other	155,439	33,015	178,456	366,910
	$998,444	1,050,453	768,120	2,817,017

Product Categories
Ceramic & Stone	$993,864	9,079	—	1,002,943
Carpet & Resilient	4,580	834,581	231,825	1,070,986
Laminate & Wood	—	206,793	250,307	457,100
Other(1)	—	—	285,988	285,988
	$998,444	1,050,453	768,120	2,817,017

September 26, 2020	Global Ceramic segment	Flooring NA segment	Flooring ROW segment	Total
Geographical Markets
United States	$508,291	947,648	421	1,456,360
Europe	197,070	2,655	466,172	665,897
Russia	77,564	25	36,062	113,651
Other	128,378	31,964	178,620	338,962
	$911,303	982,292	681,275	2,574,870

Product Categories
Ceramic & Stone	$908,419	7,170	—	915,589
Carpet & Resilient	2,884	791,212	241,561	1,035,657
Laminate & Wood	—	183,910	223,240	407,150
Other(1)	—	—	216,474	216,474
	$911,303	982,292	681,275	2,574,870

(1) Other includes roofing elements, insulation boards, chipboards and IP contracts.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table presents the Company’s segment revenues disaggregated by the geographical market location of customer sales and product categories for the nine months ended October 2, 2021 and September 26, 2020:

October 2, 2021	Global Ceramic segment	Flooring NA segment	Flooring ROW segment	Total
Geographical Markets
United States	$1,659,106	3,000,077	8,191	4,667,374
Europe	658,829	1,977	1,702,522	2,363,328
Russia	222,226	75	105,395	327,696
Other	427,657	98,763	555,058	1,081,478
	$2,967,818	3,100,892	2,371,166	8,439,876

Product Categories
Ceramic & Stone	$2,958,056	26,062	—	2,984,118
Carpet & Resilient	9,762	2,470,079	745,774	3,225,615
Laminate & Wood	—	604,751	776,690	1,381,441
Other (1)	—	—	848,702	848,702
	$2,967,818	3,100,892	2,371,166	8,439,876

September 26, 2020	Global Ceramic segment	Flooring NA segment	Flooring ROW segment	Total
Geographical Markets
United States	$1,485,934	2,535,874	1,504	4,023,312
Europe	513,253	6,132	1,259,023	1,778,408
Russia	192,588	25	84,622	277,235
Other	321,313	88,679	421,486	831,478
	$2,513,088	2,630,710	1,766,635	6,910,433

Product Categories
Ceramic & Stone	$2,508,604	24,938	—	2,533,542
Carpet & Resilient	4,484	2,090,681	596,135	2,691,300
Laminate & Wood	—	515,091	587,516	1,102,607
Other (1)	—	—	582,984	582,984
	$2,513,088	2,630,710	1,766,635	6,910,433

(1) Other includes roofing elements, insulation boards, chipboards and IP contracts.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Restructuring, Acquisition and Integration-Related Costs

The Company incurs costs in connection with acquiring, integrating and restructuring acquisitions and in connection with its global cost-reduction/productivity initiatives. For example:

•In connection with acquisition activity, the Company typically incurs costs associated with executing the transactions, integrating the acquired operations (which may include expenditures for consulting and the integration of systems and processes), and restructuring the combined company (which may include charges related to employees, assets and activities that will not continue in the combined company); and

•In connection with the Company’s cost-reduction/productivity initiatives, it typically incurs costs and charges associated with site closings and other facility rationalization actions including accelerated depreciation (“Asset write-downs”) and workforce reductions.

Restructuring, acquisition transaction and integration-related costs consisted of the following during the three and nine months ended October 2, 2021 and September 26, 2020:

	Three Months Ended		Nine Months Ended
	October 2 2021	September 26 2020	October 2 2021	September 26 2020
Cost of sales
Restructuring costs	$246	17,711	15,685	78,383
Acquisition integration-related costs	306	(1)	349	1,153
Restructuring and acquisition integration-related costs	$552	17,710	16,034	79,536

Selling, general and administrative expenses
Restructuring costs	$(89)	8,627	226	21,704
Acquisition transaction-related costs	184	—	1,928	(210)
Acquisition integration-related costs	426	137	849	1,702
Restructuring, acquisition transaction and integration-related costs	$521	8,764	3,003	23,196

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The restructuring activity for the three months ended October 2, 2021 is as follows:

	Lease impairments	Asset write-downs (gains on disposals)	Severance	Other restructuring costs	Total
Balances as of July 3, 2021	$—	—	4,624	24	4,648
Restructuring costs
Global Ceramic segment	—	63	133	16	212
Flooring NA segment	—	(1,347)	(336)	3,079	1,396
Flooring ROW segment	—	(1,455)	(34)	119	(1,370)
Corporate	—	—	(81)	—	(81)
Total restructuring costs	—	(2,739)	(318)	3,214	157
Cash payments	—	—	(1,218)	(3,204)	(4,422)
Non-cash items	—	2,739	(64)	(9)	2,666
Balances as of October 2, 2021	$—	—	3,024	25	3,049

Restructuring costs recorded in:
Cost of sales	$—	(2,739)	(223)	3,208	246
Selling, general and administrative expenses	—	—	(95)	6	(89)
Total restructuring costs	$—	(2,739)	(318)	3,214	157

The restructuring activity for the nine months ended October 2, 2021 is as follows:

	Lease impairments	Asset write-downs (gains on disposals)	Severance	Other restructuring costs	Total
Balance as of December 31, 2020	$—	—	11,576	729	12,305
Restructuring costs
Global Ceramic segment	226	1,379	133	472	2,210
Flooring NA segment	(37)	7,814	(284)	8,250	15,743
Flooring ROW segment	—	(1,971)	(972)	706	(2,237)
Corporate	—	—	195	—	195
Total restructuring costs	189	7,222	(928)	9,428	15,911
Cash payments	—	—	(7,295)	(9,597)	(16,892)
Non-cash items	(189)	(7,222)	(329)	(535)	(8,275)
Balances as of October 2, 2021	$—	—	3,024	25	3,049

Restructuring costs recorded in:
Cost of sales	$—	6,951	(370)	9,104	15,685
Selling, general and administrative expenses	189	271	(558)	324	226
Total restructuring costs	$189	7,222	(928)	9,428	15,911

The Company expects the remaining severance and other restructuring costs to be paid over the next 12 months.

5. Fair Value

For publicly-traded investment securities, which consisted of the Company’s money market, short-duration bond funds and managed income funds, fair value is determined on the basis of quoted market prices and, accordingly, such investments are classified as Level 1. The Company’s wholly-owned captive insurance company may also invest in the Company’s commercial paper. These short-term commercial paper investments are classified as trading securities and carried at fair value based upon the Level 2 fair value hierarchy.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Items Measured at Fair Value
The following table presents the items measured at fair value as of October 2, 2021 and December 31, 2020:

	Fair Value
	October 2, 2021	December 31, 2020
Cash and cash equivalents:
Money market fund (Level 1)	$—	197,835
Short-term investments:
Short-term investments (Level 1) (1)	—	571,741
(1) The Company’s short-term investments at December 31, 2020 consisted of short-duration bond funds and managed income funds that are designed to deliver current income consistent with the preservation of capital through investing in high-and medium grade fixed income securities. The investments were readily convertible into cash.

The fair values and carrying values of the Company’s debt are disclosed in Note 18 - Debt.

6. Receivables, net

Receivables, net are as follows:

	At October 2, 2021	At December 31, 2020
Customers, trade	$1,820,757	1,591,503
Income tax receivable	29,435	112,580
Other	108,505	89,092
	1,958,697	1,793,175
Less: allowance for discounts, claims and doubtful accounts(1)	78,221	83,682
Receivables, net	$1,880,476	1,709,493

(1) The Company adopted the new standard, ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, on January 1, 2020 using a modified retrospective transition approach, with the cumulative impact being immaterial to the financial statements.

7. Inventories

The components of inventories are as follows:

	At October 2, 2021	At December 31, 2020
Finished goods	$1,559,347	1,372,234
Work in process	132,715	126,231
Raw materials	523,568	414,555
Total inventories	$2,215,630	1,913,020

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Goodwill and Intangible Assets

The components of goodwill and other intangible assets are as follows:

Goodwill:

	Global Ceramic segment	Flooring NA segment	Flooring ROW segment	Total
Balance as of December 31, 2020
Goodwill	$1,579,491	874,198	1,524,567	3,978,256
Accumulated impairment losses	(531,930)	(343,054)	(452,441)	(1,327,425)
	1,047,561	531,144	1,072,126	2,650,831

Goodwill recognized during the period	—	—	32,592	32,592
Currency translation during the period	(10,291)	—	(60,931)	(71,222)

Balance as of October 2, 2021
Goodwill	1,569,200	874,198	1,496,228	3,939,626
Accumulated impairment losses	(531,930)	(343,054)	(452,441)	(1,327,425)
Balance as of October 2, 2021, net	$1,037,270	531,144	1,043,787	2,612,201

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Intangible assets not subject to amortization:

Tradenames
Balance as of December 31, 2020	$727,268
Currency translation during the period	(25,076)
Balance as of October 2, 2021	$702,192

Intangible assets subject to amortization:

Gross carrying amounts:	Customer relationships	Patents	Other	Total
Balance as of December 31, 2020	$699,795	273,570	6,945	980,310
Intangible assets acquired during the period	11,569	4,628	—	16,197
Currency translation during the period	(27,584)	(15,846)	(112)	(43,542)
Balance as of October 2, 2021	$683,780	262,352	6,833	952,965

Accumulated amortization:	Customer relationships	Patents	Other	Total
Balance as of December 31, 2020	$481,256	273,426	1,289	755,971
Amortization during the period	20,870	475	736	22,081
Currency translation during the period	(18,403)	(15,729)	(34)	(34,166)
Balance as of October 2, 2021	$483,723	258,172	1,991	743,886

Intangible assets subject to amortization, net as of October 2, 2021	$200,057	4,180	4,842	209,079

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Amortization expense	$7,247	7,327	22,081	21,183

9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are as follows:

	At October 2, 2021	At December 31, 2020
Outstanding checks in excess of cash	$4,724	5,672
Accounts payable, trade	1,147,004	1,016,897
Accrued expenses	709,180	566,052
Product warranties	46,346	54,692
Accrued interest	22,895	30,403
Accrued compensation and benefits	279,793	222,235
Total accounts payable and accrued expenses	$2,209,942	1,895,951

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
10. Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component for the nine months ended October 2, 2021 are as follows:

	Foreign currency translation adjustments	Pensions, net of tax	Total
Balance as of December 31, 2020	$(680,255)	(14,890)	(695,145)
Current period other comprehensive income (loss)	(177,788)	316	(177,472)
Balance as of October 2, 2021	$(858,043)	(14,574)	(872,617)

11. Stock-Based Compensation

The Company recognizes compensation expense for all share-based payments granted based on the grant-date fair value estimated in accordance with the provisions of ASC 718-10. Compensation expense is recognized on a straight-line basis over the awards’ estimated lives for fixed awards with ratable vesting provisions.

The Company granted 21 restricted stock units (“RSUs”) at a weighted average grant-date fair value of $189.91 per unit for the three months ended October 2, 2021. The Company granted 194 RSUs at a weighted average grant-date fair value of $176.73 per unit for the nine months ended October 2, 2021. The Company granted 4 RSUs at a weighted average grant-date fair value of $94.25 per unit for the three months ended September 26, 2020. The Company granted 193 RSUs at a weighted average grant-date fair value of $120.35 per unit for the nine months ended September 26, 2020. The Company recognized stock-based compensation costs related to the issuance of RSUs of $7,425 ($5,494 net of taxes) and $4,883 ($3,614 net of taxes) for the three months ended October 2, 2021 and September 26, 2020, respectively, which has been allocated to cost of sales and selling, general and administrative expenses. The Company recognized stock-based compensation costs related to the issuance of RSUs of $19,411 ($14,364 net of taxes) and $14,559 ($10,773 net of taxes) for the nine months ended October 2, 2021 and September 26, 2020, respectively, which has been allocated to cost of sales and selling, general and administrative expenses. Pre-tax unrecognized compensation expense for unvested RSUs granted to employees, net of estimated forfeitures, was $26,327 as of October 2, 2021, and will be recognized as expense over a weighted-average period of approximately 1.82 years.

12. Other Expense (Income), net

Other expense (income), net is as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Foreign currency losses, net	$3,135	4,495	3,114	9,734
Impairment of joint venture in Brazil	—	—	—	3,599
Resolution of foreign non-income tax contingencies	—	—	(6,211)	—
All other, net	(3,114)	(5,221)	(10,277)	(7,343)
Total other expense (income), net	$21	(726)	(13,374)	5,990

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
13. Income Taxes

For the quarter ended October 2, 2021, the Company recorded income tax expense of $73,821 on earnings before income taxes of $345,005 for an effective tax rate of 21.4%, as compared to an income tax expense of $43,163 on earnings before income taxes of $248,616, for an effective tax rate of 17.4% for the quarter ended September 26, 2020. For the nine months ended October 2, 2021, the Company recorded income tax expense of $205,756 on earnings before income taxes of $1,050,204 for an effective tax rate of 19.6%, as compared to income tax expense of $43,467 on earnings before income taxes of $310,797, for an effective tax rate of 14.0% for the nine months ended September 26, 2020. The difference in the effective tax rates for the comparative periods was impacted by the geographical dispersion of profits and losses related to the recovery from the impacts of the COVID-19 pandemic, a one-time Italian tax planning election allowing for the realignment of tax asset values for the quarter ended July 3, 2021, and additional carryback rate differential in the U.S.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
14. Stockholders’ Equity

The following tables reflect the changes in stockholders’ equity for the three months ended October 2, 2021 and September 26, 2020 (in thousands).

	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Nonredeemable Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount				Shares	Amount

July 3, 2021	76,372	$764	$1,895,612	$7,867,795	($781,506)	(7,343)	($215,547)	$6,824	$8,773,942
Shares issued under employee and director stock plans	—	—	(59)	—	—	—	—	—	(59)
Stock-based compensation expense	—	—	7,425	—	—	—	—	—	7,425
Repurchases of common stock	(1,017)	(10)	—	(208,823)	—	—	—	—	(208,833)
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	206	206
Currency translation adjustment on noncontrolling interests	—	—	—	—	—	—	—	(99)	(99)
Currency translation adjustment	—	—	—	—	(91,219)	—	—	—	(91,219)
Prior pension and post-retirement benefit service cost and actuarial gain	—	—	—	—	108	—	—	—	108
Net earnings	—	—	—	270,978	—	—	—	—	270,978
October 2, 2021	75,355	$754	$1,902,978	$7,929,950	($872,617)	(7,343)	($215,547)	$6,931	$8,752,449

	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Nonredeemable Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount				Shares	Amount

June 27, 2020	78,541	$785	$1,874,623	$7,225,828	($966,776)	(7,346)	($215,648)	$6,052	$7,924,864
Shares issued under employee and director stock plans	4	—	492	—	—	—	—	—	492
Stock-based compensation expense	—	—	4,883	—	—	—	—	—	4,883
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	336	336
Currency translation adjustment on noncontrolling interests	—	—	—	—	—	—	—	24	24
Currency translation adjustment	—	—	—	—	31,283	—	—	—	31,283
Prior pension and post-retirement benefit service cost and actuarial gain	—	—	—	—	70	—	—	—	70
Net earnings	—	—	—	205,117	—	—	—	—	205,117
September 26, 2020	78,545	$785	$1,879,998	$7,430,945	($935,423)	(7,346)	($215,648)	$6,412	$8,167,069

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following tables reflect the changes in stockholders’ equity for the nine months ended October 2, 2021 and September 26, 2020 (in thousands).

	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount				Shares	Amount

December 31, 2020	77,624	$776	$1,885,142	$7,559,191	($695,145)	(7,346)	($215,648)	$6,842	$8,541,158
Shares issued under employee and director stock plans	115	1	(1,575)	—	—	3	101	—	(1,473)
Stock-based compensation expense	—	—	19,411	—	—	—	—	—	19,411
Repurchases of common stock	(2,384)	(23)	—	(473,311)	—	—	—	—	(473,334)
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	378	378
Currency translation adjustment on noncontrolling interests	—	—	—	—	—	—	—	(289)	(289)
Currency translation adjustment	—	—	—	—	(177,788)	—	—	—	(177,788)
Prior pension and post-retirement benefit service cost and actuarial gain	—	—	—	—	316	—	—	—	316
Net earnings	—	—	—	844,070	—	—	—	—	844,070
October 2, 2021	75,355	$754	$1,902,978	$7,929,950	($872,617)	(7,343)	($215,547)	$6,931	$8,752,449

	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount				Shares	Amount

December 31, 2019	78,980	$790	$1,868,250	$7,232,337	($765,824)	(7,348)	($215,712)	$6,607	$8,126,448
Shares issued under employee and director stock plans	144	1	(2,811)	—	—	2	64	—	(2,746)
Stock-based compensation expense	—	—	14,559	—	—	—	—	—	14,559
Repurchases of common stock	(579)	(6)	—	(68,635)	—	—	—	—	(68,641)
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	(44)	(44)
Currency translation adjustment on noncontrolling interests	—	—	—	—	—	—	—	(151)	(151)
Currency translation adjustment	—	—		—	(169,763)	—	—	—	(169,763)
Prior pension and post-retirement benefit service cost and actuarial gain	—	—	—	—	164	—	—	—	164
CECL adoption	—	—	—	(131)	—	—	—	—	(131)
Net earnings	—	—	—	267,374	—	—	—	—	267,374
September 26, 2020	78,545	$785	$1,879,998	$7,430,945	($935,423)	(7,346)	($215,648)	$6,412	$8,167,069

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

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net earnings attributable to Mohawk Industries, Inc.	$270,978	205,117	844,070	267,374

Weighted-average common shares outstanding-basic and diluted:
Weighted-average common shares outstanding—basic	68,541	71,197	69,389	71,190
Add weighted-average dilutive potential common shares—options to purchase common shares and RSUs, net	323	181	294	172
Weighted-average common shares outstanding-diluted	68,864	71,378	69,683	71,362

Earnings per share attributable to Mohawk Industries, Inc.
Basic	$3.95	2.88	12.16	3.76
Diluted	$3.93	2.87	12.11	3.75

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

16. Segment Reporting

The Company has three reporting segments: the Global Ceramic segment, the Flooring North America (“Flooring NA”) segment and the Flooring Rest of the World (“Flooring ROW”) segment. The Global Ceramic segment designs, manufactures, sources and markets a broad line of ceramic tile; porcelain tile; natural stone tile; natural stone, quartz and porcelain slab countertops; and other products, which it distributes primarily in North America, Europe, South America and Russia through its network of regional distribution centers and Company-operated service centers using Company-operated trucks, common carriers or rail transportation. The segment’s product lines are sold through Company-operated service centers, independent distributors, home center retailers, tile and flooring retailers and contractors. The Flooring NA segment designs, manufactures, sources and markets its floor covering product lines, including carpets, rugs, carpet pad, laminate, resilient (includes sheet vinyl and LVT) and wood flooring, which it distributes through its network of regional distribution centers and satellite warehouses using Company-operated trucks, common carriers or rail transportation. The segment’s product lines are sold through various selling channels, including independent floor covering retailers, independent distributors, home centers, mass merchandisers, department stores, shop at home, buying groups, commercial contractors and commercial end users. The Flooring ROW segment designs, manufactures, sources, licenses and markets laminate, sheet vinyl, LVT, wood flooring, roofing elements, insulation boards, medium-density fiberboard (“MDF”), chipboards and other wood products, which it distributes primarily in Europe, Australia, New Zealand and Russia through various selling channels, which include retailers, Company-operated distributors, independent distributors and home centers.

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

Segment information is as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net sales:
Global Ceramic segment	$998,444	911,303	2,967,818	2,513,088
Flooring NA segment	1,050,453	982,292	3,100,892	2,630,710
Flooring ROW segment	768,120	681,275	2,371,166	1,766,635
Total	$2,817,017	2,574,870	8,439,876	6,910,433

Operating income (loss):
Global Ceramic segment	$118,896	73,998	343,135	88,166
Flooring NA segment	118,625	74,313	315,866	65,035
Flooring ROW segment	133,595	129,135	456,787	234,429
Corporate and intersegment eliminations	(11,142)	(14,702)	(33,875)	(34,362)
Total	$359,974	262,744	1,081,913	353,268

	At October 2, 2021	At December 31, 2020
Assets:
Global Ceramic segment	$5,174,981	5,250,069
Flooring NA segment	3,960,037	3,594,976
Flooring ROW segment	4,276,310	4,194,447
Corporate and intersegment eliminations	1,038,972	1,288,259
Total	$14,450,300	14,327,751

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

In December 2019, the City of Rome, Georgia (“Rome”) filed a complaint in the Superior Court of Floyd County, Georgia that is similar to the Gadsden Water Board and Centre Water Board complaints, again seeking monetary damages and injunctive relief related to PFCs.  Also in December 2019, Jarrod Johnson filed a putative class action in the Superior Court of Floyd County, Georgia purporting to represent all water subscribers with the Rome (Georgia) Water and Sewer Division and/or the Floyd County (Georgia) Water Department and seeking to recover, among other things, damages in the form of alleged increased rates and surcharges incurred by ratepayers for the costs associated with eliminating certain PFCs from their drinking water.  In January 2020, defendant 3M Company removed the class action to federal court. The Company filed motions to dismiss in both of these cases. On December 17, 2020, the Superior Court of Floyd County denied the Company’s motion to dismiss in the Rome case. On September 20, 2021, the Northern District of Georgia denied the Company’s motion to dismiss in the class action.

The Company denies all liability in these matters and intends to defend them vigorously.

Putative Securities Class Action

On January 3, 2020, the Company and certain of its executive officers were named as defendants in a putative shareholder class action lawsuit filed in the United States District Court for the Northern District of Georgia (the “Securities Class Action”). The complaint alleges that defendants violated the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making materially false and misleading statements and that the officers are control persons under Section 20(a) of the Securities Exchange Act of 1934. The complaint is filed on behalf of shareholders who purchased shares of the Company’s common stock between April 28, 2017 and July 25, 2019 (“Class Period”). On June 29, 2020, an amended complaint was filed in the Securities Class Action against Mohawk and its CEO Jeff Lorberbaum, based on the same claims and the same Class Period. The amended complaint alleges that the Company (1) engaged in fabricating revenues by attempting delivery to customers that were closed and recognizing these attempts as sales; (2) overproduced product to report higher operating margins and maintained significant inventory that was not salable; and (3) valued certain inventory improperly or improperly delivered inventory with knowledge that it was defective and customers would return it. On October 27, 2020, defendants filed a motion to dismiss the amended complaint. On September 29, 2021, the court issued an order granting in part and denying the defendants’ motion to dismiss the amended complaint, and defendants intend to file an answer to the amended complaint on November 12, 2021. The Company intends to vigorously defend against the claims.

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

Delaware State Court Action

The Company and certain of its present and former executive officers were named as defendants in a putative state securities class action lawsuit filed in the Superior Court of the State of Delaware on January 30, 2020. The complaint alleges that defendants violated Sections 11 and 12 of the Securities Act of 1933. The complaint is filed on behalf of shareholders who purchased shares of the Company’s common stock in Mohawk Industries Retirement Plan 1 and Mohawk Industries Retirement Plan 2 between April 27, 2017 and July 25, 2019. On March 27, 2020, the court granted a temporary stay of the litigation.  The stay may be lifted at the close of fact discovery in the related Securities Class Action pending in the United States District Court for the Northern District of Georgia according to the terms set forth in the court’s order to stay litigation. The Company intends to vigorously defend against the claims.

Georgia State Court Investor Actions

The Company and certain of its present and former executive officers were named as defendants in certain investor actions, filed in the State Court of Fulton County of the State of Georgia on April 22, 2021 and April 23, 2021. Four complaints brought on behalf of purported former Mohawk stockholders each allege that defendants defrauded the respective plaintiffs through false or misleading statements and thereby induced plaintiffs to purchase Company stock at artificially inflated prices. The allegations are similar to those of the Securities Class Action pending in the United States District Court for the Northern District of Georgia. The claims alleged include fraud, negligent misrepresentation, violations of the Georgia Securities Act, and violations of the Georgia Racketeering and Corrupt Organizations statute. Plaintiffs in the investor actions seek compensatory and punitive damages. On June 28, 2021, defendants filed motions to dismiss each of the four complaints and answers to the same. On October 5, 2021, all four investor actions were transferred by the State Court of Fulton County to the Metro Atlanta Business Case Division, where defendants’ motions to dismiss each of the four complaints remain pending. The Company intends to vigorously defend against the claims.

Separate Federal Action

The Company and certain of its present and former executive officers were named as defendants in an additional non-class action lawsuit filed in the United States District Court for the Northern District of Georgia on June 22, 2021. The complaint is brought on behalf of a group of purported former Mohawk stockholders and alleges that defendants defrauded the plaintiffs through false or misleading statements and thereby induced plaintiffs to purchase Company stock at artificially inflated prices. The allegations are similar to those of the Securities Class Action. The federal law claims alleged include violations of Sections 10(b) and 18 of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making materially false and misleading statements and that the officers are control persons under Section 20(a) of the Securities Exchange Act of 1934. The state law claims alleged include fraud, negligent misrepresentation, violations of the Georgia Securities Act, and violations of the Georgia Racketeering and Corrupt Organizations statute. Plaintiffs in the lawsuit seek compensatory and punitive damages and attorneys’ fees. On August 19, 2021, the Court granted a temporary stay of the litigation pending the Securities Class Action defendants filing an answer to the operative complaint. The Company intends to vigorously defend against the claims.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Derivative Actions

The Company and certain of its executive officers and directors were named as defendants in certain derivative actions filed in the United States District Court for the Northern District of Georgia on May 18, 2020 and August 6, 2020, respectively (the “NDGA Derivative Actions”), and in the Superior Court of Gordon County of the State of Georgia on March 3, 2021 and July 12, 2021 (the “Georgia Derivative Actions”). The complaints allege that defendants breached their fiduciary duties to the Company by causing the Company to issue materially false and misleading statements. The complaints are filed on behalf of the Company and seek to remedy fiduciary duty breaches occurring from April 28, 2017 – July 25, 2019. On July 20, 2020, the court in the NDGA Derivative Actions granted a temporary stay of the litigation. On October 21, 2020, the court entered an order consolidating the NDGA Derivative Actions and appointing Lead Counsel. The consolidated NDGA Derivative Actions will remain stayed pending the Securities Class Action defendants filing an answer to the operative complaint. Other shareholders of record jointly moved to intervene in the derivative actions to stay the proceedings. On September 28, 2021, the court in the NDGA Derivative Actions issued an order granting the request to intervene. On April 8, 2021, the court in the first-filed of the Georgia Derivative Actions granted a temporary stay of the litigation. That case will likewise remain stayed pending the Securities Class Action defendants filing an answer to the operative complaint. On September 2, 2021, the court in the second-filed of the Georgia Derivative Actions entered an order on scheduling requiring defendants to file and serve their response to the complaint on December 20, 2021. The Company intends to vigorously defend against the claims.

Belgian Tax Matter

Between 2012 and 2014, the Company received assessments from the Belgian tax authority for the calendar years 2005 through 2010 in the amounts of €46,135, €38,817, €39,635, €30,131, €25,486 and €43,117 respectively, including penalties, but excluding interest. The Belgian tax authority denied the Company’s formal protests against these assessments and the Company brought all six years before the Court of First Appeal in Bruges. The Court of First Appeal in Bruges ruled in favor of the Company on January 27, 2016, with respect to the calendar years ending December 31, 2005 and December 31, 2009; and on June 13, 2018, the Court of First Appeal in Bruges ruled in favor of the Company with respect to the calendar years ending December 31, 2006, December 31, 2007, December 31, 2008 and December 31, 2010. The Belgian tax authority has lodged its Notification of Appeal for all six years with the Ghent Court of Appeal. On September 17, 2019, the Company pled its case to the Ghent Court of Special (Tax) Appeals and on October 1, 2019, the court ruled in favor of the Company, re-confirming the rulings of the Court of First Appeals in Bruges with respect to the calendar years ending December 31, 2005 and December 31, 2009. On March 12, 2020, the Belgian tax authority filed another revised assessment for the calendar year ending December 31, 2009, with the Ghent Court. On May 11, 2021, the Company pled its case to the Ghent Court of Special (Tax) Appeals for the calendar year ending December 31, 2009 and on June 8, 2021, the court again ruled in favor of the Company. The Company has been notified that the Belgian tax authority does not intend to appeal this case to the Supreme Court and that it will drop the case for calendar years ending December 31, 2006, 2007, 2008 and 2010. For this purpose, conclusions signed in agreement by both parties to end the dispute before the Courts have been filed on October 5, 2021, with the Court of Appeal in Ghent.

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

On October 22, 2020, a notice of change was received by the Company’s licensing subsidiary in Luxembourg, against which the Company filed a protest. The notice covers the years ending December 31, 2013 to December 31, 2018 and is based on the same facts underlying the original actions that were unsuccessfully tried and appealed by the Belgian government. In December 2020, the Company received assessments for the years ending December 31, 2013 and 2017, in the amount of €45,466 and €65,152, respectively, including penalties, but excluding interest, against which the Company filed a protest in 2021. In view of the allegations made against the Company’s licensing subsidiary in Luxembourg, the tax assessment received in the amount of €67,959 for the year ending December 31, 2016, was cancelled on January 27, 2021. In June 2021, the Company received assessments for the years ending December 31, 2014, 2015, 2016 and 2018, in the amounts of €57,545, €72,704, €81,651 and €49,178 respectively, including penalties, but excluding interest, against which the Company filed a protest in August 2021.

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

At the Company’s election, revolving loans under the Senior Credit Facility bear interest at annual rates equal to either (a) LIBOR for 1, 2, 3 or 6 month periods, as selected by the Company, plus an applicable margin ranging between 1.00% and 1.75% (1.00% as of October 2, 2021), or (b) the higher of the Wells Fargo Bank, National Association prime rate, the Federal Funds rate plus 0.5%, or the Eurocurrency Rate (as defined in the Senior Credit Facility) rate plus 1.0%, plus an applicable margin ranging between 0.00% and 0.75% (0.00% as of October 2, 2021). The Company also pays a commitment fee to the lenders under the Senior Credit Facility on the average amount by which the aggregate commitments of the lenders exceed utilization of the Senior Credit Facility ranging from 0.09% to 0.20% per annum (0.09% as of October 2, 2021). The applicable margins and the commitment fee are determined based on whichever of the Company’s Consolidated Net Leverage Ratio or its senior unsecured debt rating (or if not available, corporate family rating) results in the lower applicable margins and commitment fee (with applicable margins and the commitment fee increasing as that ratio increases or those ratings decline, as applicable).

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

As of October 2, 2021 and December 31, 2020, amounts utilized under the Senior Credit Facility included zero borrowings and $787 of standby letters of credit related to various insurance contracts and foreign vendor commitments. Any outstanding borrowings under the Company’s U.S. and European commercial paper programs reduce the availability of the Senior Credit Facility. Including commercial paper borrowings, the Company has utilized $787 under the Senior Credit Facility resulting in a total of $1,799,213 available as of October 2, 2021.

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

The proceeds from the issuance of commercial paper notes will be available for general corporate purposes. As of October 2, 2021 and December 31, 2020, there were zero outstanding under the U.S. commercial paper program and the European program.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

On September 4, 2019, Mohawk Finance completed the issuance and sale of €300,000 aggregate principal amount of its Floating Rate Notes due September 4, 2021 (“2021 Floating Rate Notes”). The 2021 Floating Rate Notes were senior unsecured obligations of Mohawk Finance and ranked pari passu with all of Mohawk Finance’s other existing and future senior unsecured indebtedness. The 2021 Floating Rate Notes were fully, unconditionally and irrevocably guaranteed by the Company on a senior unsecured basis. These notes bore interest at a rate per annum, reset quarterly, equal to three-month EURIBOR plus 0.2% (but in no event would the interest rate be less than zero). Interest on the 2021 Floating Rate Notes was payable quarterly on December 4, March 4, June 4, and September 4 of each year. Mohawk Finance received an issuance premium of €744 and paid financing cost of $754 in connection with the 2021 Floating Rate Notes. The issuance premium and financing costs were deferred and amortized over the term of the 2021 Floating Rate Notes. On September 7, 2021, the Company paid the remaining €300,000 outstanding principal of the 2021 Floating Rate Notes utilizing cash on hand.

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

On June 9, 2015, the Company issued €500,000 aggregate principal amount of 2.00% Senior Notes (“2.00% Senior Notes”) due January 14, 2022. The 2.00% Senior Notes were senior unsecured obligations of the Company and ranked pari passu with all of the Company’s existing and future unsecured indebtedness. Interest on the 2.00% Senior Notes was payable annually in cash on January 14 of each year, commencing on January 14, 2016. The Company paid financing costs of $4,218 in connection with the 2.00% Senior Notes. These costs were deferred and were being amortized over the term of the 2.00% Senior Notes. Subsequent to the quarter end, the Company redeemed at the par the remaining €500,000 outstanding principal of the 2.00% Senior Notes on October 19, 2021, plus any unpaid interest, utilizing cash on hand.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The fair values and carrying values of the Company’s debt instruments are detailed as follows:

	At October 2, 2021		At December 31, 2020
	Fair Value	Carrying Value	Fair Value	Carrying Value
1.750% Senior Notes, payable June 12, 2027; interest payable annually	$623,655	579,643	635,664	615,006
3.625% Senior Notes, payable May 15, 2030; interest payable semi-annually	546,490	500,000	561,890	500,000
3.85% Senior Notes, payable February 1, 2023; interest payable semi-annually	622,518	600,000	638,844	600,000
2.00% Senior Notes, payable January 14, 2022; interest payable annually (1)	580,385	579,643	624,680	615,006
2021 Floating Rate Notes, payable September 04, 2021; interest payable quarterly	—	—	368,738	369,004
Finance leases and other	48,816	48,816	46,302	46,302
Unamortized debt issuance costs	(9,226)	(9,226)	(11,176)	(11,176)
Total debt	2,412,638	2,298,876	2,864,942	2,734,142
Less current portion of long term debt and commercial paper	589,411	588,669	376,989	377,255
Long-term debt, less current portion	$1,823,227	1,710,207	2,487,953	2,356,887

(1) Subsequent to the quarter end, the 2.00% Senior Notes were redeemed at the par by the Company on October 19, 2021.

The fair values of the Company’s debt instruments were estimated using market observable inputs, including quoted prices in active markets, market indices and interest rate measurements. Within the hierarchy of fair value measurements, these are Level 2 fair values.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
19. Consolidated Statements of Cash Flows Information
Supplemental cash flow information were as follows:

	Nine Months Ended
	October 2, 2021	September 26, 2020
Net cash paid during the periods for:
Interest	$56,023	36,223
Income taxes	$239,299	40,602

Supplemental schedule of non-cash investing and financing activities:
Unpaid property plant and equipment in accounts payable and accrued expenses	$65,299	59,754

Fair value of net assets acquired in acquisition	$102,405	—
Liabilities assumed in acquisition	(25,218)	—
	$77,187	—

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$150,553	67,000
Finance leases	$11,525	10,340

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
20. Subsequent Events

On October 19, 2021, the Company redeemed at the par the remaining €500,000 outstanding principal of the 2.00% Senior Notes, plus any unpaid interest, utilizing cash on hand.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

During the past two decades, the Company has grown significantly. Its current geographic breadth and diverse product offering are reflected in three reporting segments: Global Ceramic; Flooring NA; and Flooring ROW. The Global Ceramic Segment designs, manufactures, sources and markets a broad line of ceramic tile, porcelain tile, natural stone tile and other products including natural stone, quartz and porcelain slab countertops, which it distributes primarily in North America, Europe, Brazil and Russia through various selling channels, which include company-owned stores, independent distributors and home centers. The Flooring NA Segment designs, manufactures, sources and markets its floor covering products, including broadloom carpet, carpet tile, carpet cushion, rugs, laminate, vinyl products, including luxury vinyl tile (LVT) and sheet vinyl, and wood flooring, all of which it distributes through its network of regional distribution centers and satellite warehouses using Company-operated trucks, common carriers or rail transportation. The Segment’s product lines are sold through various channels, including independent floor covering retailers, independent distributors, home centers, mass merchandisers, department stores, shop at home, online retailers, buying groups, commercial contractors and commercial end users. The Flooring ROW Segment designs, manufactures, sources, licenses and markets laminate, vinyl products, including LVT and sheet vinyl, wood flooring, roofing panels, insulation boards, medium-density fiberboard (“MDF”) and chipboards, which it distributes primarily in Europe, Russia, Australia and New Zealand through various channels, including independent floor covering retailers, independent distributors, company-owned distributors, home centers, commercial contractors and commercial end users.

Mohawk is a significant supplier of every major flooring category with manufacturing operations in 18 nations and sales in approximately 170 countries. Based on its annual sales, the Company believes it is the world’s largest flooring manufacturer. A majority of the Company’s long-lived assets are located in the United States and Europe, which are also the Company’s primary markets. Additionally, the Company maintains operations in the United Kingdom, Russia, Mexico, Australia, New Zealand, Brazil and other parts of the world. The Company is a leading provider of flooring for residential and commercial markets and has earned significant recognition for its innovation in design and performance as well as sustainability.

Due to its global footprint, Mohawk’s business is sensitive to macroeconomic events in the United States and abroad. The Company’s markets and operations around the world continue to be impacted by the COVID-19 pandemic. While the near-term economic and financial impact of the COVID-19 pandemic is improving in its residential markets, the Company expects that fluctuating demand may continue across a number of its markets. During 2020, the Company completed actions prompted by the COVID-19 pandemic to enhance future performance including site closings, other facility and product rationalizations and workforce reductions. The Company anticipates these global actions are on target to deliver savings of approximately $100 to $110 million, of which approximately $105 million was realized in the aggregate in 2020 and the nine months ended October 2, 2021, with costs of approximately $166 million in the aggregate in 2020 and the nine months ended October 2, 2021.

During 2021, inflation in materials, energy, packaging, transportation and labor has impacted the Company’s profitability across all segments. Mohawk has mostly offset the impact of inflationary pressures through multiple pricing actions across product categories and geographies; improved mix from sales of higher-value, differentiated products; and productivity gains in manufacturing and logistics. In the near future, the Company does not foresee significant changes in these external pressures, which could have an adverse impact on the Company’s results. During the third quarter of 2021, natural gas prices in Europe began to rise dramatically. By October, prices were as much as four times higher than earlier in the year. Given the unexpected acceleration of natural gas expenses, the European flooring industry will require some time to align product prices with higher energy costs, which could result from pricing actions, de-escalation of energy costs or a combination of the two factors. This energy inflation will impact the Company’s profitability in the fourth quarter of 2021 and could impact future quarters. The duration of the natural gas price spike is unpredictable, and the Company will explore all options to manage the impact of energy inflation while continuing to deliver service to customers.

In 2021, the Company plans to invest $625-675 million in capital projects to expand capacities, create differentiated products, and improve productivity. The largest investments during this period will be expansions in North America and Europe; ceramic capacity increases in Brazil, Italy, and Russia; premium laminate capacity increases in the United States and Europe; and countertop expansions in the United States and Europe.

For the three months ended October 2, 2021, net earnings attributable to the Company were $271.0 million, or diluted earnings per share (“EPS”) of $3.93, compared to net earnings attributable to the Company of $205.1 million, or diluted earnings per share of $2.87 for the three months ended September 26, 2020. The change in EPS was primarily attributable to the favorable net impact of price and product mix, productivity gains, lower restructuring, acquisition and integration-related costs, the favorable net impact from foreign exchange rates and the favorable impact due to fewer short-term manufacturing disruptions, partially offset by higher inflation, lower volumes and higher costs associated with investments in new product development and marketing costs. The Company believes the COVID-19 pandemic may impact normal seasonality trends in 2021, but the extent and duration of such impact cannot be predicted.

For the nine months ended October 2, 2021, net earnings attributable to the Company were $844.1 million, or diluted EPS of $12.11, compared to net earnings attributable to the Company of $267.4 million, or diluted EPS of $3.75 for the nine months ended September 26, 2020. The change in EPS was primarily attributable to the favorable net impact of price and product mix, the favorable net impact of higher volumes, productivity gains, lower restructuring, acquisition and integration-related costs, the favorable impact due to fewer short-term manufacturing disruptions and the favorable net impact from foreign exchange rates, partially offset by higher inflation and the higher costs associated with investments in new product development and marketing costs. The Company’s operations and net earnings for the nine months ended September 26, 2020 were affected by broader economic issues related to the COVID-19 pandemic. In particular, the Company experienced decreasing demand during the first six months of 2020 and increased costs associated with short-term reductions in manufacturing output. The Company believes the COVID-19 pandemic may impact normal seasonality trends in 2021, but the extent and duration of such impact cannot be predicted.

For the nine months ended October 2, 2021, the Company generated $1,096.7 million of cash from operating activities. As of October 2, 2021, the Company had cash and cash equivalents of $1,128.0 million, of which $851.7 million was in the United States and $276.3 million was in foreign countries. Subsequent to the quarter end, the Company redeemed at par the 2.00% Senior Notes on October 19, 2021, and paid the remaining €500 million outstanding principal of the 2.00% Senior Notes, plus any unpaid interest, utilizing cash on hand.

Results of Operations

Quarter Ended October 2, 2021, as compared with Quarter Ended September 26, 2020

Net sales

Net sales for the three months ended October 2, 2021 were $2,817.0 million, reflecting an increase of $242.1 million, or 9.4%, from the $2,574.9 million reported for the three months ended September 26, 2020. The increase was primarily attributable to the favorable net impact of price and product mix of approximately $253 million, the favorable net impact from foreign exchange rates of approximately $19 million, partially offset by lower volumes of approximately $30 million.

Global Ceramic segment—Net sales increased $87.1 million, or 9.6%, to $998.4 million for the three months ended October 2, 2021, compared to $911.3 million for the three months ended September 26, 2020. The increase was primarily attributable to the favorable net impact of price and product mix of approximately $75 million, higher volumes of approximately $9 million and the favorable net impact from foreign exchange rates of approximately $4 million.

Flooring NA segment—Net sales increased $68.2 million, or 6.9%, to $1,050.5 million for the three months ended October 2, 2021, compared to $982.3 million for the three months ended September 26, 2020. The increase was primarily attributable to the favorable net impact of price and product mix of approximately $80 million, partially offset by lower volumes of approximately $12 million.

Flooring ROW segment—Net sales increased $86.8 million, or 12.7%, to $768.1 million for the three months ended October 2, 2021, compared to $681.3 million for the three months ended September 26, 2020. The increase was primarily attributable to the favorable net impact of price and product mix of approximately $98 million and the favorable net impact from foreign exchange rates of approximately $15 million, partially offset by lower volumes of approximately $26 million.

Gross profit

Gross profit for the three months ended October 2, 2021 was $837.3 million (29.7% of net sales), an increase of $131.1 million or 18.6%, compared to gross profit of $706.2 million (27.4% of net sales) for the three months ended September 26, 2020. As a percentage of net sales, gross profit increased 230 basis points. The increase in gross profit dollars was primarily attributable to the favorable net impact of price and product mix of approximately $218 million, productivity gains of approximately $50 million, lower restructuring, acquisition and integration-related costs of approximately $23 million, the favorable net impact from foreign exchange rates of approximately $7 million and the favorable impact of approximately $5 million due to fewer short-term manufacturing disruptions, partially offset by higher inflation of approximately $174 million.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended October 2, 2021 were $477.3 million (16.9% of net sales), an increase of $33.8 million compared to $443.5 million (17.2% of net sales) for the three months ended September 26, 2020. As a percentage of net sales, selling, general and administrative expenses decreased 30 basis points. The increase in selling, general and administrative expenses in dollars was primarily attributable to an increase in costs that were curtailed due to the COVID-19 pandemic of approximately $13 million, higher inflation of approximately $11 million, higher volumes of approximately $9 million, the higher costs associated with investments in new product development and marketing costs of approximately $4 million, the unfavorable net impact of price and product mix of approximately $3 million and the unfavorable net impact from foreign exchange rates of approximately $2 million, partially offset by lower restructuring, acquisition and integration-related costs of approximately $8 million.

Operating income

Operating income for the three months ended October 2, 2021 was $360.0 million (12.8% of net sales), reflecting an increase of $97.3 million, or 37.0%, compared to operating income of $262.7 million (10.2% of net sales) for the three months ended September 26, 2020. The increase in operating income was primarily attributable to the favorable net impact of price and product mix of approximately $216 million, approximately $37 million of productivity gains, lower restructuring, acquisition and integration-related costs of approximately $31 million, the favorable net impact from foreign exchange rates of approximately $5 million and the favorable impact of approximately $5 million due to fewer short-term manufacturing disruptions, partially offset by higher inflation of approximately $184 million, lower volumes of approximately $8 million and the higher costs associated with investments in new product development and marketing costs of approximately $4 million.

Global Ceramic segment—Operating income was $118.9 million (11.9% of segment net sales) for the three months ended October 2, 2021, reflecting an increase of $44.9 million compared to operating income of $74.0 million (8.1% of segment net sales) for the three months ended September 26, 2020. The increase in operating income was primarily attributable to the favorable net impact of price and product mix of approximately $63 million, lower restructuring, acquisition and integration-related costs of approximately $20 million, productivity gains of approximately $16 million and the favorable impact of approximately $3 million due to fewer short-term manufacturing disruptions, partially offset by higher inflation of approximately $56 million and the higher costs associated with investments in new product development and marketing costs of approximately $4 million.

Flooring NA segment—Operating income was $118.6 million (11.3% of segment net sales) for the three months ended October 2, 2021, reflecting an increase of $44.3 million compared to operating income of $74.3 million (7.6% of segment net sales) for the three months ended September 26, 2020. The increase in operating income was primarily attributable to the favorable net impact of price and product mix of approximately $70 million, productivity gains of approximately $34 million, lower restructuring, acquisition and integration-related costs of approximately $5 million and the favorable impact of approximately $4 million due to fewer short-term manufacturing disruptions, partially offset by higher inflation of approximately $62 million and lower volumes of approximately $7 million.

Flooring ROW segment—Operating income was $133.6 million (17.4% of segment net sales) for the three months ended October 2, 2021, reflecting an increase of $4.5 million compared to operating income of $129.1 million (19.0% of segment net sales) for the three months ended September 26, 2020. The increase in operating income was primarily attributable to the favorable net impact of price and product mix of approximately $83 million, the favorable net impact of foreign exchange rates of approximately $6 million and lower restructuring, acquisition and integration-related costs of approximately $2 million, partially offset by higher inflation of approximately $66 million, productivity losses of approximately $14 million, lower volumes of approximately $3 million and approximately $2 million due to increased short-term manufacturing disruptions.

Interest expense

Interest expense was $14.9 million for the three months ended October 2, 2021 and September 26, 2020.

Other expense (income), net

Other expense, net was $0.0 million for the three months ended October 2, 2021, reflecting an unfavorable change of $0.7 million compared to other income, net of $0.7 million for the three months ended September 26, 2020.

Income tax expense

For the three months ended October 2, 2021, the Company recorded income tax expense of $73.8 million on earnings before income taxes of $345.0 million, for an effective tax rate of 21.4%, as compared to an income tax expense of $43.2 million on earnings before income taxes of $248.6 million, for an effective tax rate of 17.4% for the three months ended September 26, 2020. The difference in the effective tax rates for the comparative periods was impacted by the geographical dispersion of profits and losses related to the recovery from the impacts of the COVID-19 pandemic and additional carryback rate differential in the U.S.

Nine Months Ended October 2, 2021, as compared with Nine Months Ended September 26, 2020

Net sales

Net sales for the nine months ended October 2, 2021 were $8,439.9 million, reflecting an increase of $1,529.5 million, or 22.1%, from the $6,910.4 million reported for the nine months ended September 26, 2020. The increase was primarily attributable to higher volumes of approximately $753 million, favorable net impact of price and product mix of approximately $464 million, the favorable net impact from foreign exchange rates of approximately $181 million and the favorable impact from extra shipping days for the nine months ended October 2, 2021 of approximately $131 million. The Company’s net sales for the nine months ended September 26, 2020 were affected by broader economic conditions related to the COVID-19 pandemic. In particular, the Company experienced decreasing demand during the first six months of 2020.

Global Ceramic segment—Net sales increased $454.7 million, or 18.1%, to $2,967.8 million for the nine months ended October 2, 2021, compared to $2,513.1 million for the nine months ended September 26, 2020. The increase was primarily attributable to higher volumes of approximately $240 million, favorable net impact of price and product mix of approximately $145 million, the favorable impact from extra shipping days for the nine months ended October 2, 2021 of approximately $42 million and the favorable net impact from foreign exchange rates of approximately $28 million.

Flooring NA segment—Net sales increased $470.2 million, or 17.9%, to $3,100.9 million for the nine months ended October 2, 2021, compared to $2,630.7 million for the nine months ended September 26, 2020. The increase was primarily attributable to higher volumes of approximately $280 million, the favorable net impact of price and product mix of approximately $146 million and the favorable impact from extra shipping days for the nine months ended October 2, 2021 of approximately $45 million.

Flooring ROW segment—Net sales increased $604.6 million, or 34.2%, to $2,371.2 million for the nine months ended October 2, 2021, compared to $1,766.6 million for the nine months ended September 26, 2020. The increase was primarily attributable to higher volumes of approximately $234 million, favorable net impact of price and product mix of approximately $173 million, the favorable net impact from foreign exchange rates of approximately $153 million and the favorable impact from extra shipping days for the nine months ended October 2, 2021 of approximately $45 million.

Gross profit

Gross profit for the nine months ended October 2, 2021 was $2,531.3 million (30.0% of net sales), an increase of $838.7 million or 49.6%, compared to gross profit of $1,692.6 million (24.5% of net sales) for the nine months ended September 26, 2020. As a percentage of net sales, gross profit increased 550 basis points. The increase in gross profit dollars was primarily attributable to the favorable net impact of price and product mix of approximately $351 million, higher volumes of approximately $306 million, productivity gains of approximately $223 million, lower restructuring, acquisition and integration-related costs of approximately $87 million, the favorable impact of approximately $86 million due to fewer short-term manufacturing disruptions and the favorable net impact from foreign exchange rates of approximately $51 million, partially offset by higher inflation of approximately $267 million. As previously discussed, the Company’s operations for the period did not reflect normal seasonality in 2020 and were affected by broader economic conditions related to the COVID-19 pandemic. In particular, the Company experienced decreasing demand during the first six months of 2020.

Selling, general and administrative expenses

Selling, general and administrative expenses for the nine months ended October 2, 2021 were $1,449.4 million (17.2% of net sales), an increase of $110.1 million compared to $1,339.3 million (19.4% of net sales) for the nine months ended September 26, 2020. As a percentage of net sales, selling, general and administrative expenses decreased 220 basis points. The increase in selling, general and administrative expenses in dollars was primarily attributable to higher volumes of approximately $43 million, an increase in costs that were curtailed due to the COVID-19 pandemic of approximately $35 million, higher inflation of approximately $28 million, the unfavorable net impact from foreign exchange rates of approximately $25 million, the higher costs associated with investments in new product development and marketing costs of approximately $8 million and the unfavorable net impact of price and product mix of approximately $5 million, partially offset by the lower restructuring, acquisition and integration-related costs of approximately $34 million.

Operating income

Operating income for the nine months ended October 2, 2021 was $1,081.9 million (12.8% of net sales), reflecting an increase of $728.6 million, or 206.2%, compared to operating income of $353.3 million (5.1% of net sales) for the nine months ended September 26, 2020. The increase in operating income was primarily attributable to the favorable net impact of price and product mix of approximately $346 million, higher volumes of approximately $263 million, approximately $188 million of productivity gains, lower restructuring, acquisition and integration-related costs of approximately $121 million, the favorable impact of approximately $86 million due to fewer short-term manufacturing disruptions and the favorable net impact from foreign exchange rates of approximately $26 million, partially offset by higher inflation of approximately $295 million and the higher costs associated with investments in new product development and marketing costs of approximately $8 million.

Global Ceramic segment—Operating income was $343.1 million (11.6% of segment net sales) for the nine months ended October 2, 2021, reflecting an increase of $254.9 million compared to operating income of $88.2 million (3.5% of segment net sales) for the nine months ended September 26, 2020. The increase in operating income was primarily attributable to the favorable net impact of price and product mix of approximately $102 million, higher volumes of approximately $75 million, productivity gains of approximately $75 million, lower restructuring, acquisition and integration-related costs of approximately $55 million and the favorable impact of approximately $38 million due to fewer short-term manufacturing disruptions, partially offset by higher inflation of approximately $86 million and the higher costs associated with investments in new product development and marketing costs of approximately $8 million.

Flooring NA segment—Operating income was $315.9 million (10.2% of segment net sales) for the nine months ended October 2, 2021, reflecting an increase of $250.9 million compared to operating income of $65.0 million (2.5% of segment net sales) for the nine months ended September 26, 2020. The increase in operating income was primarily attributable to productivity gains of approximately $113 million, the favorable net impact of price and product mix of approximately $92 million, higher volumes of approximately $86 million, the favorable impact of approximately $35 million due to fewer short-term manufacturing disruptions and lower restructuring, acquisition and integration-related costs of approximately $27 million, partially offset by higher inflation of approximately $101 million.

Flooring ROW segment—Operating income was $456.8 million (19.3% of segment net sales) for the nine months ended October 2, 2021, reflecting an increase of $222.4 million compared to operating income of $234.4 million (13.3% of segment net sales) for the nine months ended September 26, 2020. The increase in operating income was primarily attributable to the favorable net impact of price and product mix of approximately $152 million, higher volumes of approximately $102 million, lower restructuring, acquisition and integration-related costs of approximately $34 million, the favorable net impact of foreign exchange rates of approximately $29 million and the favorable impact of approximately $14 million due to fewer short-term manufacturing disruptions, partially offset by higher inflation of approximately $104 million.

Interest expense

Interest expense was $45.1 million for the nine months ended October 2, 2021, reflecting an increase of $8.6 million compared to interest expense of $36.5 million for the nine months ended September 26, 2020. During the second quarter of 2020, the Company issued new long-term debt to strengthen its liquidity position in the early months of the COVID-19 pandemic. The new debt issuance shifted the Company from a mix of fixed and floating rate debt, with a lower average interest rate, to more fixed rate debt, which carries a higher average interest rate. Due to the timing of the new debt issuance, the change partially impacted interest expense for the nine months ended September 26, 2020 and fully impacted interest expense for the nine months ended October 2, 2021.

Other expense (income), net

Other income, net was $13.4 million for the nine months ended October 2, 2021, reflecting a favorable change of $19.4 million compared to other expense, net of $6.0 million for the nine months ended September 26, 2020. The change was primarily attributable to the resolution of foreign non-income tax contingencies of $6.2 million, favorable net impact of foreign exchange rates of $6.6 million, an impairment charge of $3.6 million related to the Company’s net investment in a joint venture in Brazil during the nine months ended September 26, 2020 and other miscellaneous items.

Income tax expense

For the nine months ended October 2, 2021, the Company recorded income tax expense of $205.8 million on earnings before income taxes of $1,050.2 million for an effective tax rate of 19.6%, as compared to an income tax expense of $43.5 million on earnings before income taxes of $310.8 million, for an effective tax rate of 14.0% for the nine months ended September 26, 2020. The difference in the effective tax rates for the comparative periods was impacted by the geographical dispersion of profits and losses related to the recovery from the impacts of the COVID-19 pandemic, a one-time Italian tax planning election allowing for the realignment of tax asset values for the quarter ended July 3, 2021, and additional carryback rate differential in the U.S.

Liquidity and Capital Resources

The Company’s primary capital requirements are for working capital, capital expenditures and acquisitions. The Company’s capital needs are met primarily through a combination of internally generated funds, commercial paper, bank credit lines, term and senior notes and credit terms from suppliers.

Net cash provided by operating activities in the first nine months of 2021 was $1,096.7 million, compared to net cash provided by operating activities of $1,362.0 million in the first nine months of 2020. The decrease of $265.3 million in 2021 was primarily attributable to change in working capital, partially offset by higher net earnings.

Net cash provided by investing activities in the first nine months of 2021 was $114.0 million compared to net cash used in investing activities of $630.7 million in the first nine months of 2020. The increase was primarily due to the redemption of short-term investments of $931.6 million (net of purchases of short-term investments) partially offset by the increase of capital expenditures of $109.8 million.

Net cash used in financing activities in the first nine months of 2021 was $835.0 million compared to net cash used in financing activities of $69.0 million in the nine months of 2020. The cash used in financing activities is primarily attributable to the lower proceeds from the Senior Notes of $1,087.9 million, which includes higher payments of $25.7 million, and higher share repurchases of $404.7 million, partially offset by the reduced net pay down on commercial paper of $695.4 million.

As of October 2, 2021, the Company had cash of $1,128.0 million, of which $276.3 million was held outside the United States. Subsequent to the quarter end, the Company redeemed at the par the remaining €500 million outstanding principal of the 2.00% Senior Notes on October 19, 2021, plus any unpaid interest, utilizing cash on hand. The Company plans to permanently reinvest the cash held outside the United States. The Company believes that its cash and cash equivalents on hand, cash generated from operations and availability under its existing credit facilities will be sufficient to meet its capital expenditure, working capital and debt servicing requirements over at least the next twelve months. The Company continually evaluates its projected needs and may conduct additional debt financings, subject to market conditions, to increase its liquidity and to take advantage of attractive financing opportunities.

On September 16, 2021, the Company’s Board of Directors approved a new share repurchase program, authorizing the Company to repurchase up to $500 million of its common stock (“2021 Share Repurchase Program”). This was in addition to the previously approved 2020 Share Repurchase Program. For the nine months ended October 2, 2021, the Company purchased $473.3 million of its common stock, exhausting the $437.2 million remaining under the 2020 Share Repurchase Program, and utilizing $36.1 million under the 2021 Program. As of October 2, 2021, there remains $463.8 million authorized under the 2021 Program.

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

Impact of Inflation

Inflation affects the Company’s manufacturing costs, distribution costs and operating expenses. The Company expects raw material prices, many of which are petroleum based, to continue to fluctuate based upon worldwide supply and demand of commodities and chemicals utilized in the Company’s production process. Similarly, the Company’s ability to ship goods within a market, to export goods and to obtain materials and sourced products from international suppliers is subject to fluctuating transportation costs based on fuel prices, demand and equipment and labor availability. Although the Company initiates timely pricing actions to pass on increases in raw material, transportation, packaging, energy and fuel-related costs to its customers, the Company’s ability to do so is dependent upon the rate and magnitude of any increase, competitive pressures and market conditions for the Company’s products. There have been in the past, and may be in the future, periods of time during which increases in these costs cannot be fully recovered. In the past, the Company has often been able to enhance productivity, re-engineer products, develop new product innovations and deploy new logistics practices to help inflationary pressures in its operations.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of October 2, 2021.

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

The COVID-19 pandemic has created significant volatility in the global economy that has led to unpredictable economic activity and impacted the supply chain for raw materials and sourced finished goods. The Company believes that the COVID-19 pandemic may impact normal seasonality trends into 2021, but the extent and duration of such impact cannot be predicted. As such, the seasonality of the Company’s 2021 results may also differ from historical experience.

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

As of October 2, 2021, the Company had zero floating-rate debt.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

On September 16, 2021, the Company’s Board of Directors approved a new share repurchase program, authorizing the Company to repurchase up to $500 million of its common stock. This was in addition to the previously approved 2020 Share Repurchase Program. In the third quarter 2021, the Company purchased $208.8 million of its common stock, exhausting the $172.7 million remaining under the 2020 Program, and utilizing $36.1 million under the 2021 Program. As of October 2, 2021, there remains $463.8 million authorized under the 2021 Program.

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

The following table provides information regarding share repurchase activity during the three months ended October 2, 2021.

Period	Total Number of Shares Purchased in Millions	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan in Millions	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan in Millions
July 4 through August 7, 2021	0.3	$197.44	0.3	$113.4
August 8 through September 4, 2021	0.6	$199.49	0.6	$—
September 5 through October 2, 2021	0.2	$182.18	0.2	$463.8
Total	1.1	$195.69	1.1

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

MOHAWK INDUSTRIES, INC.
(Registrant)

Dated:	October 29, 2021	By:	/s/ Jeffrey S. Lorberbaum
JEFFREY S. LORBERBAUM
Chairman and Chief Executive Officer
(principal executive officer)

Dated:	October 29, 2021	By:	/s/ James F. Brunk
JAMES F. BRUNK
Chief Financial Officer
(principal financial officer)