Form 10-K
period 2021-12-31
MOHAWK INDUSTRIES INC
filed 2022-02-23
CIK 851968

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[Mark One]

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the Common Stock of the Registrant held by non-affiliates (excludes beneficial owners of more than 10% of the Common Stock) of the Registrant (55,725,449 shares) on July 3, 2021 (the last business day of the Registrant’s most recently completed fiscal second quarter) was $10,870,920,591. The aggregate market value was computed by reference to the closing price of the Common Stock on such date.

Number of shares of Common Stock outstanding as of February 18, 2022: 65,071,033 shares of Common Stock, $.01 par value. Mohawk Industries, Inc. common stock trades on the New York Stock Exchange under symbol MHK.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders-Part III.

PART I

Item 1.Business

Unless this Form 10-K indicates otherwise or the context otherwise requires, the terms “we,” “our,” “us,” “Mohawk,” or “the Company” as used in this Form 10-K refer to Mohawk Industries, Inc.

General

Mohawk is a leading global flooring manufacturer that creates products to enhance residential and commercial spaces around the world. The Company’s vertically integrated manufacturing and distribution processes provide competitive advantages in carpet, rugs, ceramic tile, laminate, wood, stone, luxury vinyl tile (“LVT”) and sheet vinyl flooring. The Company’s industry-leading innovation develops products and technologies that differentiate its brands in the marketplace and satisfy all flooring-related remodeling and new construction requirements. The Company’s brands are among the most recognized in the industry and include American Olean®, Daltile®, Durkan®, Eliane®, Feltex®, Godfrey Hirst®, IVC Commercial®, IVC Home®, Karastan®, Kerama Marazzi®, Marazzi®, Moduleo®, Mohawk®, Pergo®, Quick-Step® and Unilin®. During the past two decades, the Company has transformed its business from an American carpet manufacturer into the world’s largest flooring company with operations in Australia, Brazil, Canada, Europe, India, Malaysia, Mexico, New Zealand, Russia, United Kingdom and the United States. The Company had annual net sales in 2021 of $11.2 billion. Approximately 60% of this amount was generated by sales in the United States and approximately 40% was generated by sales outside the United States. The Company has three reporting segments, Global Ceramic, Flooring North America (“Flooring NA”) and Flooring Rest of the World (“Flooring ROW”) with their 2021 net sales representing 35%, 37% and 28%, respectively, of the Company’s total revenue. Selected financial information for the three segments, geographic net sales and the location of long-lived assets are set forth in Note 18-Segment Reporting.

The Global Ceramic Segment designs, manufactures, sources, distributes and markets a broad line of ceramic, porcelain and natural stone tile products used for floor and wall applications in residential and commercial channels for both remodeling and new construction. In addition, the Global Ceramic Segment manufactures, sources and distributes other products, including natural stone, porcelain slabs and quartz countertops, as well as installation materials. The Global Ceramic Segment markets and distributes its products under various brands, including the following:  American Olean, Daltile, Eliane, EmilGroup®, KAI®, Kerama Marazzi, Marazzi and Ragno®. The Segment sells its products through company-owned and franchised operations, independent distributors, home centers, floor covering retailers, ceramic specialists, commercial contractors and commercial end users. The Global Ceramic Segment operations are vertically integrated from the production of raw material for body and glaze preparation to the manufacturing and distribution of ceramic and porcelain tile and countertops.

The Flooring NA Segment designs, manufactures, sources and distributes a broad range of floor covering products in a variety of colors, textures and patterns for both residential and commercial remodeling and new construction channels. The Segment’s product lines include broadloom carpet, carpet tile, rugs and mats, carpet pad, laminate, medium-density fiberboard (“MDF”), wood flooring, LVT and sheet vinyl. The Flooring NA Segment markets and distributes its flooring products under various brands, including the following: Aladdin Commercial®, Durkan, IVC®, Karastan, Mohawk, Mohawk Group®, Mohawk Home®, Pergo, Portico® and Quick-Step. The Segment sells its products through floor covering retailers, distributors, home centers, mass merchants, department stores, e-commerce retailers, shop at home, buying groups, builders, commercial contractors and commercial end users.

The Flooring ROW Segment designs, manufactures, sources and distributes a wide variety of laminate, LVT and sheet vinyl, wood flooring, broadloom carpet and carpet tile collections used in the residential and commercial markets for both remodeling and new construction. In addition, the Flooring ROW Segment manufactures roofing panels, insulation boards, mezzanine flooring, MDF and chipboards primarily for the European market. The Segment also licenses certain patents related to flooring manufacturing throughout the world. The Segment markets and distributes its products under various brands, including the following: Feltex, Godfrey Hirst, Hycraft®, IVC Commercial, IVC Home, Leoline®, Moduleo, Pergo, Quick-Step, Unilin and Xtratherm®. The Segment sells its products through floor covering retailers, wholesalers, company-operated distributors, independent distributors and home centers.

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

Strengths

Market Position

Mohawk’s fashionable and innovative products, successful participation in all sales channels, creative marketing programs and extensive sales resources have enabled the Company to build market leadership positions in multiple geographies, primarily North America, Brazil, Europe, Russia and Australasia, as well as to export products to approximately 170 countries. In North America, Mohawk’s largest marketplace, the Company has leveraged its brands, broad offering and award-winning merchandising to build strong positions across all product categories. In Europe and Russia, similar advantages have supported market leadership in ceramic tile, premium laminate and sheet vinyl. The Company also has established a strong position in the fast-growing LVT market in the U.S. and Europe following the 2015 acquisition of IVC and subsequent investments to expand production and capacity. The 2018 acquisition of Godfrey Hirst provided the Company with the largest market position in carpet in Australasia to complement the leading hard surface presence that the Company had grown through its earlier acquisitions of national distributors in both Australia and New Zealand. In 2018, the Company acquired Eliane, a leading ceramic tile manufacturer in Brazil, the world’s third largest ceramic market. The Eliane brand is highly regarded for innovative design and strength in high-end porcelain floor and wall tile. The Company believes Eliane is Brazil’s largest ceramic tile exporter.

Product Innovation

Mohawk drives performance through innovation and process improvements across all product categories. In ceramic, this includes proprietary Reveal Imaging® printing that replicates the appearance of other surfaces, such as long planks with the visuals and texture of natural wood as well as tiles that mimic natural stone, cement, textiles and other alternatives. The Company has patented an innovative new Clic-Fit™ installation technology for its Revo-Tile™ collection that significantly reduces the time and cost to install ceramic tile flooring. Given the frequent use of ceramic tile in kitchens and baths, the Company has also introduced numerous collections featuring antimicrobial treatment that becomes a permanent part of the product. In Italy and Russia, the Company manufactures large-scale porcelain slabs that replicate the look of stone but are harder and more durable. The slabs are being sold in the European and North American markets and are used for floors, walls and countertops. In the U.S., the Company manufactures quartz countertops that, along with its stone and porcelain slabs, provide customers with a comprehensive array of surface options. In carpet, the Company introduced the unique Air.o™ unified soft surface collection that integrates a polyester pad into tufted carpet, offering consumers a hypoallergenic and moisture-resistant alternative to traditional carpet. The Company has also launched an innovative carpet backing called Recover™ that is hypoallergenic, latex and VOC free and is easier to install and seam. The Company’s exclusive fiber technologies include the proprietary bio-based SmartStrand® and its brand extensions that represented the first super-soft stain-resistant products on the market as well as the patented Continuum™ process that adds bulk and softness to polyester fiber, differentiating the Company’s products in this fast-growing component of the carpet market. These fiber advantages have been extended into the Company’s rug production, as well, adding luxurious feel and performance enhancements to the Company’s design leadership. In laminate, the Company’s patented Uniclic® installation technology revolutionized the category and has been extended into the LVT and wood categories, as well. The Company continues to deliver new innovations such as unique HydroSeal™ water-resistance that has extended the laminate category into kitchens and baths, more realistic visuals with GenuEdge® pressed bevel edges and surface embossing in register that precisely recreates the appearance of wood. As consumer preference for water-proof flooring has increased, the Company has introduced a propriety technology called WetProtect™ that makes the joints of installed laminate and LVT water tight and prevents liquid spills from reaching the subfloor. This technology has been uniquely applied to wood flooring with UltraWood™, which also features an advanced waterproof finish in addition to improved scratch, wear and dent resistance. The Company’s vinyl offerings reflect significant investments in leading-edge technology that yield incredibly realistic reproductions of stone, wood and other materials with embossed finishes that create more realistic visuals. To complement the beauty of its LVT collections, the Company has also enhanced the performance of its premium rigid products with a solid stone-plastic composite core and an enhanced lacquer finish to provide a dent proof, scratch resistant surface that can withstand today’s active family homes.

Operational Excellence

Mohawk’s highly efficient manufacturing and distribution assets serve as the foundation for successful growth. By leveraging continuous process improvement and automation, the Company’s operations drive innovation, quality and value. Through its commitment to sustainability practices, the Company has also optimized natural resources and raw materials. The Company has invested to expand capacity, introduce differentiated new products and improve efficiencies. In particular, the Company’s capital investments have improved recently acquired businesses by upgrading their product offerings, expanding their distribution and improving their productivity. For sixteen years, Mohawk’s training and development programs have been ranked among the best by Training magazine, and Forbes has designated Mohawk as one of the Best Large U.S. Employers.

Sustainability

The Company believes that it is the industry leader in sustainable products and processes. In 2021, the Company’s extensive use of recycled content in its products included the use of 6.6 billion plastic bottles to create polyester carpet fiber and more than 49 million pounds of tires to produce decorative crumb rubber mats. In 2020, the Company diverted more than 3.4 billion pounds of waste from landfills, with 41 of the Company’s manufacturing sites internally certified as Zero Process Waste to Landfill facilities. The Company’s commitment to sustainability extends beyond its products to resource utilization, including a 349-million-gallon reduction in water in 2020, as well as 243 thousand-metric tons of reduced greenhouse gas emissions. The Company also produces energy through solar panels, windmills and a waste-to-energy program using scrap wood material. The Company’s commitment to safety and wellness helps to retain a talented workforce. The Company currently operates 20 on-site, near-site or virtual Healthy Life Centers to assist employees with management of chronic conditions as well as the treatment of acute illness. The Company’s annual Environmental, Social and Governance Report details these and other initiatives and may be accessed at http://www.mohawksustainability.com.

Sales and Distribution

Global Ceramic Segment

The Global Ceramic Segment designs, markets, manufactures, distributes and sources a broad line of ceramic tile, porcelain tile and natural stone products, including natural stone, porcelain slabs and quartz countertops. Products are distributed through various channels, including independent distributors, home centers, Company-operated service centers and stores, ceramic tile specialists, commercial contractors and directly to commercial end users. The business is organized with dedicated sales forces to address the specific customer needs of each distribution channel.

The Company provides customers with one of the ceramic tile industry’s broadest product lines—a complete selection of glazed floor tile, glazed wall tile, mosaic tile, porcelain tile, quarry tile, porcelain landscaping pavers, porcelain roofing, stone products, porcelain slabs, quartz countertops and installation products. In addition to products manufactured by the Company’s ceramic tile business, the Company also sources products from other manufacturers to enhance its product offering.

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

The Flooring ROW Segment markets and sells laminate, LVT sheet vinyl, broadloom carpet, carpet tile and wood under the Feltex, Godfrey Hirst, Hycraft, IVC Commercial, IVC Home, Leoline, Moduleo, Pergo and Quick-Step brands. The Flooring ROW Segment also sells private label laminate, wood and vinyl flooring products. The Company believes Quick-Step and Pergo are leading brand names in the European flooring industry, and that Godfrey Hirst and Feltex are leading brand names in the Australasian flooring market. In addition, the Flooring ROW Segment markets and sells insulation boards, roof panels, MDF and chipboards in Europe under the Unilin and Xtratherm brands. The Segment also licenses its intellectual property to flooring manufacturers throughout the world.

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

In North America, the Company actively supports well known programs such as Susan G. Komen® (breast cancer research), Habitat for Humanity® (housing for low income families) and Operation Finally Home® (housing for disabled veterans), which include marketing partnerships that showcase the Company’s products and highlight its corporate values. The Company also sponsors a European cycling team to promote its Quick-Step brand through logo placements and use of the team in its advertising and point-of-sale displays.

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

Manufacturing and Operations

Global Ceramic Segment

The Company’s ceramic tile manufacturing operations are vertically integrated from the production of raw material for body and glaze preparation to the manufacturing and distribution of ceramic and porcelain tile and quartz countertops. The Company believes that its manufacturing organization’s leading-edge technology offers competitive advantages due to its ability to create a differentiated product line consisting of one of the industry’s broadest offerings of sizes, shapes, colors, textures and finishes, as well as the industry’s largest offering of trim and decorative pieces. In addition, the Global Ceramic Segment also sources a portion of its collections to enhance its product offerings. The Global Ceramic Segment continues to invest in equipment that utilizes the latest technologies, which supports the Company’s efforts to increase manufacturing capacity, improve efficiency, meet the growing demand for its innovative products and develop new capabilities.

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

Flooring NA Segment

The principal raw materials used in the production of carpet and rugs are polypropelene, polyester, triexta, nylon, caprolactam, recycled post-consumer plastics, synthetic backing materials, latex and various dyes and chemicals, the majority of which are petroleum-based. The Company uses wood chips, wood veneers, lumber, paper and resins in its production of laminate and wood products. In its vinyl flooring operations, the Company uses glass fiber, plasticizers and polyvinyl chloride (PVC) resins. Major raw materials used in the Company’s manufacturing process are available from independent sources, and the Company obtains most of its raw materials from major suppliers that provide inputs to each major product category. If these suppliers were unable to satisfy the requirements, the Company believes that alternative supply arrangements would be available. The market for raw materials is sensitive to temporary disruptions. During the COVID-19 pandemic, the North American flooring industry has experienced and might continue to experience disruptions in obtaining raw materials or components to produce the Company’s products, adversely affecting its operations.

Flooring ROW Segment

The principal raw materials used in the production of boards, laminate and wood flooring are wood, paper and resins. The wood suppliers provide a variety of wood species, providing the Company with a cost-effective and secure supply of raw material. In its vinyl flooring operations, the Company uses glass fiber, plasticizers and PVC resins. Major raw materials used in the Company’s manufacturing process are available from independent sources, and the Company has long-standing relationships with a number of suppliers. The principal raw materials used in the production of broadloom carpet and carpet tile are polypropelene, polyester, triexta, nylon, caprolactam, recycled post-consumer plastics, synthetic backing materials, latex and various dyes and chemicals, the majority of which are petroleum-based. If these suppliers were unable to satisfy the requirements, the Company believes that alternative supply arrangements would be available. The market for raw materials is sensitive to temporary disruptions. During the COVID-19 pandemic, the flooring industry has experienced and might continue to experience disruptions in obtaining raw materials or components to produce the Company’s products, adversely affecting its operations.

Industry and Competition

The Company is the largest flooring manufacturer in a fragmented industry composed of a wide variety of companies ranging from small, privately-held firms to large multinationals. In 2020, the U.S. floor covering industry reported $26.7 billion in sales, down approximately 1.3% over 2019’s sales of $27.0 billion. In 2020, the primary categories of flooring in the U.S., based on sales, were carpet and rugs (38.4%), resilient consisting of LVT, sheet vinyl and various other resilient categories (25.2%), ceramic tile (13.3%), wood (12.9%), stone (6.6%) and laminate (3.6%). In 2020, the primary categories of flooring in the U.S., based on square feet sold, were carpet and rugs (44.5%), resilient consisting of LVT, sheet vinyl and various other resilient categories (30.1%), ceramic tile (13.4%), wood (6.4%), laminate (4.0%) and stone (1.6%).  Each of these categories is influenced by the residential and commercial construction and residential and commercial remodeling end-use markets. These markets are influenced by many factors including changing consumer preferences, consumer confidence, spending for durable goods, interest rates, inflation, availability of credit, turnover in housing and the overall strength of the economy.

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

Global Ceramic Segment

Globally, the ceramic tile industry is significantly fragmented. Certain regions around the world have established sufficient capacity to allow them to meet domestic needs in addition to exporting product to other markets where their design and/or technical advantages may drive consumer preferences. Some mature markets have seen industry consolidation driven by mergers and acquisitions; however, most markets are comprised of many relatively small manufacturers all working with similar technologies, raw materials and designs. During 2020, the estimated global capacity for ceramic tile was 173 billion square feet – up slightly from the prior year primarily due to increased production capacity in China – with selling prices varying widely based on many factors, including supply within the market, materials used, size, shape and design. While the Company operates ceramic manufacturing facilities in eight countries, the Company has leveraged advantages in technology, design, brand recognition and marketing to extend exports of its products to approximately 160 countries. As a result of this global sales strategy, the Company faces competition in the ceramic tile market from a large number of foreign and domestic manufacturers, all of which compete for sales of ceramic tile to customers through multiple residential and commercial channels. The Company believes it is the largest manufacturer, distributor and marketer of ceramic tile in the world. The Company also believes it is the largest manufacturer, distributor and marketer of ceramic tile in specific markets, including the U.S., Europe and Russia, as well as maintaining leading positions in the Mexican and Brazilian markets. The Company has leveraged the advantages of its scale, product innovation and unique designs in these markets to solidify its leadership position, however the Company continues to face pressures in these markets from imported ceramic products as well as alternate flooring categories.

Flooring NA Segment

The North American flooring industry is highly competitive, with an increasing variety of product categories, shifting consumer preferences, supply chain disruptions and pressures from imported products, particularly in the rug and hard surface categories. Based on industry publications, in 2020, the U.S. flooring industry had carpet and rug sales in excess of $10.2 billion out of the overall $26.7 billion market. Based on its 2020 net sales, the Company believes it is the largest producer of rugs and the second largest producer of carpet in the world. The Company differentiates its carpet and rug products in the marketplace through proprietary fiber systems, state-of-the-art manufacturing technologies and unique styling as well as leveraging the strength of some of the oldest and best-known brands in the industry. The Company also believes it is the largest manufacturer and distributor of laminate flooring in the U.S., as well as the producer of the industry’s first waterproof wood flooring. The Company’s leading position in laminate flooring is driven by the strength of its premium brands as well as technical innovations such as water resistance, realistic visuals, beveled edges, deeply embossed in register surfaces and patented installation technologies. The U.S. resilient industry is highly competitive, and according to industry publications, grew more than 13.8% in 2020. Based on industry publications, in 2020, LVT, sheet vinyl and other various resilient categories generated sales of $6.7 billion out of the $26.7 billion total U.S. flooring market. The Company believes that it is one of the largest manufacturers and distributors of LVT and sheet vinyl in the U.S. The Company’s sheet vinyl operations produce fiberglass backed products, which have proven more popular with consumers in the past several years due to superior performance and durability.

Flooring ROW Segment

The Company faces competition in the non-U.S. laminate, wood, LVT and sheet vinyl flooring business from a large number of domestic manufacturers as well as pressures from imports. The Company believes it is one of the largest manufacturers and distributors of laminate flooring in the world, with a focus on premium products, which the Company supplies under some of the best-known and most widely marketed brands in its regions. In addition, the Company believes it has a competitive advantage in its laminate flooring markets as a result of the Company’s industry-leading water resistance, realistic visuals and embossed-in-register surfaces as well as patented installation technologies, all of which allow the Company to differentiate its products in the areas of design, performance, installation and assembly. In wood flooring, the Company has extended the strength of its well-known laminate brands and its installation technologies to add value to its wood collections. The Company faces competition in the non-U.S. vinyl flooring channel from a large number of domestic and foreign manufacturers, but believes it has a competitive advantage in its LVT and sheet vinyl markets due to industry-leading design, patented technologies, brand recognition and vertical integration. The Company has elevated the performance of its sheet vinyl collections and is now aggressively placing the product in commercial applications. After initially extending its geographic footprint by acquiring national hard surface distributors in Australia and New Zealand, the Company acquired Godfrey Hirst in 2018, making the Company the largest manufacturer of carpet in both countries. The Company has integrated its soft and hard surface businesses to provide a comprehensive offering to residential and commercial customers in the region. In Australia and New Zealand, the Company faces competition from a large number of domestic and foreign manufacturers, but believes it has a competitive advantage in its carpet and hard surface offering due to industry-leading design, patented technologies, brand recognition and vertical integration of manufacturing and distribution. Through the 2015 acquisition of Xtratherm and the 2021 acquisition of Ballytherm, the Company has extended its insulation panel business to the United Kingdom and Ireland while expanding sales in its core Benelux Region. The Company also expanded its European wood panels business by acquiring German-based Berghoef in 2018 (mezzanine flooring) and French-based Panneaux De Corrèze in 2021 (MDF).

Patents and Trademarks

Intellectual property is important to the Company’s business and the Company relies on a combination of patent, copyright, trademark and trade secret laws to protect its interests.

The Company uses several trademarks that it considers important in the marketing of its products, including American Olean, Daltile, Durkan, EmilGroup, Feltex, Godfrey Hirst, IVC Commerical, IVC Home, Karastan, Leoline, Marazzi, Moduleo, Mohawk, Mohawk Group, Mohawk Home, Pergo, Quick-Step and Unilin. These trademarks reflect innovations in design, performance and installation, which represent competitive advantages and provide differentiation from competing brands in the market.

The Flooring ROW Segment owns a number of patent families in Europe and the U.S., some of which the Company licenses to manufacturers throughout the world. The Company continues to explore additional opportunities to generate revenue from its patent portfolio.

Major Customers

During 2021, no single customer accounted for more than 10% of the Company’s total net sales, and the top 10 customers accounted for less than 20% of the Company’s total net sales. The Company believes the loss of one major customer would not have a material adverse effect on its business.

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

As of December 31, 2021, the Company employed approximately 43,000 persons, consisting of approximately 19,600 in North America - United States, approximately 14,400 in Europe and Russia and approximately 9,000 in other countries. The majority of the Company’s European and Russian manufacturing employees are members of unions. Additionally, the Company has not experienced any major strikes or work stoppages in recent years. The Company believes that its relations with its employees are good.

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

The COVID-19 pandemic has materially impacted the Company’s business, and will likely continue to impact the Company’s business in the future.

The COVID-19 pandemic continues to impact areas where the Company operates and sells its products and services. Mohawk generates sales in approximately 170 countries and maintains manufacturing operations in 18 countries. Due to its large global footprint, Mohawk’s business is sensitive to macroeconomic events in the United States and abroad, including the COVID-19 pandemic. The Company expects that it will continue to see fluctuating demand across a number of its markets resulting from the COVID-19 pandemic. In particular, pent up demand for travel and entertainment may reduce consumer willingness to make investments in the Company’s products as health conditions improve. Also, the Company has experienced and may continue to experience plant closures or slowdowns in productivity resulting from lower demand, health-based concerns, COVID-19-related employee absenteeism, supply disruptions and government-mandated closures.

During economic downturns, including current downturns resulting from the COVID-19 pandemic experienced in some of the Company’s markets, demand for the Company’s products may significantly decrease. This reduced demand may lead to lower sales and intensified competitive pressures.

The Company experienced certain disruptions to its business and further disruptions may occur that could materially affect the Company’s ability to obtain supplies, manufacture its products or deliver inventory in a timely manner. Although the Company believes that it can manage its exposure to these risks, there is no guarantee that the Company will be able to do so in the future. The extent to which the COVID-19 pandemic continues to impact the Company’s operations, results of operations, liquidity and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the outbreak (including the possibility of further surges or variants of concern), the efficacy of the vaccination programs in the jurisdictions in which the Company operates, supply chain disruptions, rising inflation, the Company’s ability to maintain sufficient qualified personnel due to labor shortages, employee illness, quarantine, willingness to return to work, vaccine and/or testing mandates, face-coverings and other safety requirements, or travel and other restrictions, and the actions taken by governments, businesses and individuals to contain the impact of the COVID-19 pandemic, as well as further actions taken to limit the resulting economic impact. Accordingly, the COVID-19 pandemic and the related global reaction could have a material adverse effect on the Company’s business, results of operations and financial condition.

To the extent the COVID-19 pandemic adversely affects the Company’s business, financial conditions and results of operations it may also have the effect of heightening many of the other risks described in this “Risk Factor” section.

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
•differing inflationary or deflationary market pressures, including the recent increase in inflation globally;
•foreign country tax rules, regulations and other requirements, such as changes in tax rates and statutory and judicial interpretations in tax laws;
•differing labor laws and changes in those laws;
•work stoppages and labor shortages, including as a result of the COVID-19 pandemic;
•disruptions in the shipping of imported and exported products;
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
•high crime rates; and
•war and/or armed conflict.

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

The supply and prices of raw materials, labor, energy and fuel-related costs, including those related to oil and natural gas, are subject to market conditions and are impacted by many factors beyond the Company’s control, including pandemics (such as the COVID-19 pandemic), labor shortages, weather conditions, natural disasters, governmental programs, regulations and trade and tariff policies, inflation and increased demand, among other factors. For example, in fiscal 2021, the price of the natural gas consumed in the Company’s manufacturing operations increased significantly in some markets compared to the prior year period. Although the Company generally attempts to pass on increases in raw material, labor, energy and fuel-related costs to its customers, the Company’s ability to do so is dependent upon the rate and magnitude of any increase, competitive pressures and market conditions for the Company’s products. In addition to those experienced in fiscal 2021, there have been in the past, and may be in the future, periods of time during which increases in these costs cannot be recovered. During such periods of time, the Company’s business has been and may be materially affected.

The Company may be unable to obtain raw materials or sourced product on a timely basis, which could have a material adverse effect on the Company’s business.

The principal raw materials used in the Company’s manufacturing operations include triexta, nylon, polypropylene, and polyester resins and fibers, which are used in the Company’s carpet and rug business; clay, talc, feldspar and glazes, including frit (ground glass), zircon and stains, which are used in the Company’s ceramic tile business; wood, paper and resins, which are used in the Company’s wood and laminate flooring business; and glass fiber, plasticizers, and pvc resins, which are used in the Company’s sheet vinyl and luxury vinyl tile business. In addition to raw materials, the Company sources finished goods. For certain raw materials and sourced products, the Company is dependent on one or a small number of suppliers. A material temporary or long-term adverse change in the Company’s relationship with such a supplier, the financial condition of such a supplier or such supplier’s ability to manufacture or deliver such raw materials or sourced products to the Company could lead to an interruption of supply or require the Company to purchase more expensive alternatives. Also, the Company’s ability to obtain raw materials or source products at reasonable costs may be impacted by tariffs, global trade uncertainties and international crises, such as the COVID-19 pandemic. Despite the Company’s efforts to maintain a number of sources for its raw materials, the Company experienced disruptions in its raw materials supply chain resulting from the COVID-19 pandemic in 2021. While the Company continues to monitor the COVID-19 pandemic and government restrictions enacted to address the pandemic, the long-term impact on its supply chain is unpredictable. An extended interruption in the supply of sourced products or raw materials used in the Company’s business or in the supply of suitable substitute materials or products would disrupt the Company’s operations, which could have a material adverse effect on the Company’s business.

The Company makes significant capital investments in its business and such capital investments may not be successful or achieve their intended results.

The Company’s business requires significant capital investment to expand capacity to support its growth, introduce new products, enter new markets and improve operating efficiencies.  The Company has historically made significant capital investments each year and will continue to make capital investments in future periods, including approximately $800 million of capital investments in 2022. While the Company believes that many of its past capital investments have been successful, there is no guarantee that the return on investment from the Company’s recent or future capital projects will be sufficient to recover the expenses and opportunity costs associated with these projects.  Furthermore, a meaningful portion of the Company’s capital investment is based on forecasted growth in its business, which is subject to uncertainty such as general economic trends, including as a result of the COVID-19 pandemic, increased competition and consumer preferences.  If the Company does not accurately forecast its future capital investment needs, the Company could have excess capacity or insufficient capacity, either of which would negatively affect its revenues and profitability.

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

The long-term performance of the Company’s business relies on its ability to attract, develop and retain talented personnel.

The Company’s ability to attract, develop and retain qualified and talented personnel in management, sales, marketing, product design and operations, including in new international markets into which the Company may enter, is key to the Company’s overall success. The Company competes with multinational firms for these employees and invests resources in recruiting, developing, motivating and retaining them. The failure to attract, develop, motivate and retain key employees could negatively affect the Company’s competitive position and its operating results.

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

The Company’s inability to protect its intellectual property rights could have a material adverse effect on the Company’s business.

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

The Company might be required to pay substantial damages (including punitive damages and attorneys’ fees), discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses authorizing the use of infringing technology. There can be no assurance that licenses for disputed technology or intellectual property rights would be available on reasonable commercial terms, if at all. In the event of a successful claim against the Company along with failure to develop or license a substitute technology, the Company’s business would be materially and adversely affected.

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

The Company’s business employs systems that allow for the secure storage and transmission of customers’, consumers’, vendors’, employees’ and its own sensitive and proprietary information.  These systems may be subject to computer hacking, acts of vandalism or theft, malware, computer viruses or other malicious codes, phishing, employee error or malfeasance, catastrophes, unforeseen events or other cyber-attacks.  Any significant compromise or breach of the Company’s data security, whether external or internal, or misuse of customer, consumer, employee, supplier or Company data, could result in significant costs, lost sales, fines, lawsuits and damage to the Company’s reputation. Furthermore, as cyber-attacks become more sophisticated, the Company expects to incur increasing costs to strengthen its systems from outside intrusions and to maintain insurance coverage related to the threat of such attacks. While the Company has implemented administrative and technical controls and has taken other preventive actions to reduce the risk of cyber incidents and protect its information technology, they may be insufficient to prevent, or respond to, physical and electronic break-ins, cyber-attacks or other security breaches to the Company’s systems.

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

Furthermore, third party business partners provide a number of the key components necessary to the Company’s business functions and systems. Any problems caused by these business partners, including those resulting from disruptions in communication services provided by a business partner, cyber-attacks and security breaches, regulatory restrictions, fines, or orders or other regulatory action causing reputational harm, failure of a business partner to provide services for any reason or poor performance of services, could adversely affect the Company’s ability to conduct its business. In addition, the Company’s business partners could also be sources of operational and information security risk to the Company, including from breakdowns or failures of their own systems or capacity constraints. Replacing these third-party business partners could also create significant delay and expense.

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

On October 18, 2019, the Company entered into a $1,800 million, senior revolving credit facility (the “Senior Credit Facility”) that provides for revolving credit, including limited amounts of credit in the form of letters of credit and swingline loans. Any outstanding borrowings under the Company’s U.S. and European commercial paper programs also reduce availability under the Senior Credit Facility. Including commercial paper borrowings, the Company has utilized approximately $615.3 million under the Senior Credit Facility resulting in a total of $1,184.7 million available as of December 31, 2021.

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

Additionally, the Company’s credit facilities include certain affirmative and negative covenants that impose restrictions on the Company’s financial and business operations, including limitations on liens, indebtedness, fundamental changes, asset dispositions, dividends and other similar restricted payments, transactions with affiliates, payments and modifications of certain existing debt, future negative pledges, and changes in the nature of the Company’s business. In addition, the Senior Credit Facility requires the Company to maintain a Consolidated Interest Coverage Ratio of at least 3.0 to 1.0 and a Consolidated Net Leverage Ratio of no more than 4.75 to 1.0 through December 31, 2021 and 3.75 to 1.0 after December 31, 2021. A failure to comply with the obligations contained in the Company’s current or future credit facilities or indentures relating to its outstanding public debt could result in an event of default or an acceleration of debt under other instruments that may contain cross-acceleration or cross-default provisions. The Company cannot be certain that it would have, or be able to obtain, sufficient funds to make these accelerated payments.

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

Forward-Looking Information

Certain of the statements in this Form 10-K, particularly those anticipating future performance, business prospects, growth and operating strategies, and similar matters, and those that include the words “could,” “should,” “believes,” “anticipates,” “expects” and “estimates” or similar expressions constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For those statements, Mohawk claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. There can be no assurance that the forward-looking statements will be accurate because they are based on many assumptions, which involve risks and uncertainties. The following important factors could cause future results to differ: changes in economic or industry conditions; competition; inflation and deflation in freight, raw material prices and other input costs; inflation and deflation in consumer markets; currency fluctuations; energy costs and supply; timing and level of capital expenditures; timing and implementation of price increases for the Company’s products; impairment charges; integration of acquisitions; international operations; introduction of new products; rationalization of operations; taxes and tax reform, product and other claims; litigation; the risks and uncertainty related to the COVID-19 pandemic; regulatory and political changes in the jurisdictions in which the Company does business; and other risks identified in Mohawk’s SEC reports and public announcements.

Item 1B.Unresolved Staff Comments

None.

Item 2.Properties

The Company owns and leases manufacturing and distribution facilities worldwide. The table below lists the primary owned and leased facilities at December 31, 2021. The Company owns its Corporate Headquarters in Calhoun, GA. The Company also owns and operates service centers and stores in the United States and Russia, none of which are individually material. The Company believes its existing facilities are suitable for its present needs.

Segment and Property Use	North America	Europe and Russia	Other	Total

Global Ceramic
Manufacturing	8	11	3	22
Distribution / Warehouse	8	7	3	18

Flooring North America
Manufacturing	23	—	—	23
Distribution / Warehouse	10	—	—	10

Flooring Rest of the World
Manufacturing	—	19	5	24
Distribution / Warehouse	—	3	—	3

Total
Manufacturing	31	30	8	69
Distribution / Warehouse	18	10	3	31

Item 3.Legal Proceedings

The Company is involved in various lawsuits, claims, investigations and other legal matters from time to time in the regular course of its business. Except as noted elsewhere in this report, there are no material legal proceedings pending or known by the Company to be contemplated to which the Company is a party or to which any of its property is subject.

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
As of February 18, 2022, there were 213 holders of record of Common Stock. The Company has not paid or declared any cash dividends on shares of its Common Stock since completing its initial public offering. The payment of future cash dividends will be at the discretion of the Board of Directors and will depend upon the Company’s profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors.

Issuer Purchases of Equity Securities

On September 16, 2021, the Company’s Board of Directors approved a new share repurchase program, authorizing the Company to repurchase up to $500 million of its common stock (“2021 Share Repurchase Program”). In the fourth quarter 2021, the Company purchased $427.0 million of its common stock. As of December 31, 2021, there remained $36.8 million authorized under the 2021 Share Repurchase Program.

On February 10, 2022, the Company's Board of Directors approved a new share repurchase program, authorizing the Company to repurchase up to $500 million of its common stock (the "2022 Share Repurchase Program"). As of February 10, 2022, there remained zero authorized under the 2021 Share Repurchase Program.

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

Period	Total Number of Shares Purchased in Millions	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan in Millions	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan in Millions
October 3 through November 6, 2021	0.3	$180.33	0.3	$414.5
November 7 through December 4, 2021	0.8	$175.66	0.8	$273.7
December 5 through December 31, 2021	1.4	$173.10	1.4	$36.8
Total	2.4	$174.75	2.4

Item 6.Reserved

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview

The following discussion and analysis of the Company’s Results of Operations includes a comparison of fiscal 2021 to fiscal 2020. A similar discussion and analysis that compares fiscal 2020 to fiscal 2019 may be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Company’s Form 10-K for the fiscal year ended December 31, 2020.

During the past two decades, the Company has grown significantly. Its current geographic breadth and diverse product offering are reflected in three reporting segments: Global Ceramic; Flooring North America (“Flooring NA”); and Flooring Rest of the World (“Flooring ROW”). The Global Ceramic Segment designs, manufactures, sources and markets a broad line of ceramic tile, porcelain tile, natural stone tile and other products including natural stone, porcelain slabs and quartz countertops, which it distributes primarily in North America, Europe, Brazil and Russia through various selling channels, which include company-owned stores, independent distributors and home centers. The Flooring NA Segment designs, manufactures, sources and markets its floor covering products, including broadloom carpet, carpet tile, carpet cushion, rugs, laminate, vinyl products, including luxury vinyl tile (“LVT”) and sheet vinyl, and wood flooring, all of which it distributes through its network of regional distribution centers and satellite warehouses using Company-operated trucks, common carriers or rail transportation. The Segment’s product lines are sold through various channels, including independent floor covering retailers, independent distributors, home centers, mass merchandisers, department stores, shop at home, online retailers, buying groups, commercial contractors and commercial end users. The Flooring ROW Segment designs, manufactures, sources, licenses and markets laminate, vinyl products, including LVT and sheet vinyl, wood flooring, roofing panels, insulation boards, medium-density fiberboard (“MDF”) and chipboards, which it distributes primarily in Europe, Russia, Australia and New Zealand through various channels, including independent floor covering retailers, independent distributors, company-owned distributors, home centers, commercial contractors and commercial end users.

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

Due to its global footprint, Mohawk’s business is sensitive to macroeconomic events in the United States and abroad. The current environment has placed unprecedented demands on the Company’s operations as the COVID-19 pandemic has caused disruptions to the Company’s markets and operations around the world. While the near-term economic and financial impact of the COVID-19 pandemic is improving in its residential markets, the Company expects that it will continue to see fluctuating demand across a number of its markets. During 2020, the Company completed actions prompted by the evolving COVID-19 pandemic to enhance future performance including site closings, other facility and product rationalizations and workforce reductions. These global actions delivered savings of approximately $110 million in the aggregate in 2020 and 2021, with costs of approximately $168 million.

During 2021, inflation in materials, energy, transportation and labor has impacted the Company’s profitability across all segments. Mohawk has, to some extent, offset the impact of inflationary pressures through multiple pricing actions across product categories and geographies; improved mix from sales of higher-value, differentiated products; and productivity gains in manufacturing and logistics. In the near future, the Company might not foresee significant changes in these external pressures, which could have an adverse impact on the Company’s results. In Europe, natural gas prices accelerated at an unprecedented pace due to supply shortages and are presently more than five times higher than last year. Given the unexpected acceleration of natural gas expenses, the European flooring industry will require some time to align product prices with higher energy costs, which could result from pricing actions, de-escalation of energy costs or a combination of the two factors. The duration of the natural gas price spike is unpredictable, and the Company will explore all options to manage the impact of energy inflation while continuing to deliver service to customers, but this energy inflation could impact future results of operations.

The Company believes it has the experience and resources necessary to capitalize on opportunities that will arise given projected strength in residential new construction and remodeling and forecasts for lower inflation, improved global supply chain issues and eventual pandemic containment. The Company also believes it is well positioned with a strong balance sheet and limited debt. Based on its current liquidity and available credit, the Company is in a position to finance internal investments, acquisitions and/or additional stock purchases. Finally, the Company is applying recommendations of local health authorities with procedures that minimize COVID-19 pandemic exposure risk for employees, suppliers, customers and other stakeholders. For information on risk that could impact the Company’s results, please refer to “Risk Factors” in Part I, Item 1A of this Form 10-K.

Since becoming a publicly traded company in April 1992, Mohawk has grown both organically and through strategic and bolt-on acquisitions. The Company’s most recent major acquisitions were in 2018: Godfrey Hirst, the largest floor covering manufacturer in Australia and New Zealand; and Eliane, a leading manufacturer and exporter of ceramic tile in Brazil. Mohawk has completed a number of smaller acquisitions during the past three years; many of which expanded the Company’s hard surface flooring distribution in Europe. During 2021, the Company purchased an Irish insulation manufacturer that complemented its existing insulation production and distribution in Ireland and the U.K. and a French MDF production plant that added additional capacity and product offerings.

In 2021, the Company invested $676.1 million in capital projects to expand capacities, create differentiated products, and improve productivity.  The largest investments during this period were ceramic tile capacity increases in Brazil, Italy, and Russia; premium laminate capacity increases in North America and Europe; LVT in North America; and countertop expansions in North America and Europe. In 2022, the Company plans to invest an additional amount of approximately $800 million to complete existing projects and commence new initiatives. The Company plans to invest in cost reduction initiatives, upgrades in recent acquisitions and previously initiated expansion projects as well as maintenance across the businesses. The main investment areas include the Company’s LVT portfolio to upgrade its product offering and improve profitability; premium water-proof laminate in North America and Europe; ceramic capacity increases in Brazil, Italy, and Russia; and countertop expansion in North America and Europe.

Net earnings attributable to the Company were $1,033.2 million, or diluted EPS of $14.94 for 2021 compared to net earnings attributable to the Company of $515.6 million, or diluted EPS of $7.22 for 2020. The change in EPS was primarily attributable to the favorable net impact of price and product mix, the favorable net impact of higher volumes, productivity gains, lower restructuring, acquisition and integration-related costs, the favorable impact due to fewer short-term manufacturing disruptions and the favorable net impact from foreign exchange rates, partially offset by higher inflation, higher costs associated with investments in new product development and marketing costs and higher startup costs. The Company’s operations and net earnings for 2020 were affected by broader economic conditions related to the COVID-19 pandemic. In particular, the Company experienced decreasing demand during the first six months of 2020 and increased costs associated with short-term reductions in manufacturing output. The Company believes that a number of circumstances may impact trends in 2022, including the continuation of the COVID-19 pandemic, impacts to material availability due to disruptions in the global supply chain and inflation, but the extent and duration of such impact cannot be predicted.

For the year ended December 31, 2021, the Company generated $1,309.1 million of cash from operating activities. As of December 31, 2021, the Company had cash and cash equivalents of $268.9 million, of which $68.4 million was in the United States and $200.5 million was in foreign countries, in addition to $323.0 million in short-term investments. On October 19, 2021, the Company redeemed at par the 2.00% Senior Notes, originally due on January 14, 2022, and paid the remaining €500 million outstanding principal of the 2.00% Senior Notes, plus any unpaid interest, utilizing cash on hand.

Results of Operations

Following are the results of operations for the last two years:

	For the Years Ended December 31,
	2021		2020
	(In millions)
Statement of operations data:
Net sales	$11,200.6	100.0%	9,552.2	100.0%
Cost of sales (1)	7,931.9	70.8%	7,121.5	74.6%
Gross profit	3,268.7	29.2%	2,430.7	25.4%
Selling, general and administrative expenses (2)	1,933.7	17.3%	1,794.7	18.8%
Operating income	1,335.0	11.9%	636.0	6.7%
Interest expense	57.3	0.5%	52.4	0.5%
Other income (3)	(12.2)	(0.1)%	(0.8)	0.0%
Earnings before income taxes	1,290.0	11.5%	584.4	6.1%
Income tax expense (4)	256.4	2.3%	68.6	0.7%
Net earnings including noncontrolling interests	1,033.5	9.2%	515.7	5.4%
Less: Net earnings attributable to noncontrolling interests	0.4	0.0%	0.1	0.0%
Net earnings attributable to Mohawk Industries, Inc.	$1,033.2	9.2%	515.6	5.4%

(1) Cost of sales includes:
Restructuring, acquisition and integration-related charges	$18.4	0.2%	102.4	1.1%
Acquisition inventory step-up	1.7	0.0%	—	—%
Other charges	—	—%	24.5	0.3%
(2) Selling, general and administrative expenses include:
Restructuring, acquisition and integration-related charges	5.2	0.0%	26.5	0.3%
Other charges	—	—%	10.1	0.1%
(3) Other expense (income) includes:
Resolution of foreign non-income tax contingencies	(6.2)	(0.1)%	—	—%
Other charges	(0.5)	0.0%	3.3	0.0%
(4) Income tax expense (income) includes:
One-time tax planning election	(22.2)	(0.2)%	—	—%
Income tax effect on resolution of foreign non-income tax contingencies	2.3	0.0%	—	—%
Other charges	0.9	0.0%	0.3	0.0%

Year Ended December 31, 2021, as Compared with Year Ended December 31, 2020

Net sales

Net sales for 2021 were $11,200.6 million, reflecting an increase of $1,648.4 million, or 17.3%, from the $9,552.2 million reported for 2020. The increase was primarily attributable to the favorable net impact of price and product mix of approximately $792 million, higher volumes of approximately $739 million, and the favorable net impact from foreign exchange rates of approximately $160 million, partially offset by the unfavorable impact from one less shipping day for 2021 of approximately $42 million. In 2020, the Company’s global sales were affected by broader economic conditions related to the COVID-19 pandemic. In particular, the Company experienced decreasing demand during the first six months of 2020.

Global Ceramic Segment—Net sales increased $484.5 million, or 14.1%, to $3,917.3 million for 2021, compared to $3,432.8 million for 2020. The increase was primarily attributable to the favorable net impact of price and product mix of approximately $239 million, higher volumes of approximately $236 million and the favorable net impact from foreign exchange rates of approximately $22 million, partially offset by the unfavorable impact from one less shipping day for 2021 of approximately $12 million.

Flooring NA Segment—Net sales increased $522.3 million, or 14.5%, to $4,116.4 million for 2021, compared to $3,594.1 million for 2020. The increase was attributable to the favorable net impact of price and product mix of approximately $269 million and higher volumes of approximately $275 million, partially offset by the unfavorable impact from one less shipping day for 2021 of approximately $21 million.

Flooring ROW Segment—Net sales increased $641.5 million, or 25.4%, to $3,166.9 million for 2021, compared to $2,525.4 million for 2020. The increase was primarily attributable to the favorable net impact of price and product mix of approximately $284 million, higher volumes of approximately $228 million and the favorable net impact from foreign exchange rates of approximately $138 million, partially offset by the unfavorable impact from one less shipping day for 2021 of approximately $9 million.

Quarterly net sales and the percentage changes in net sales by quarter for 2021 versus 2020 were as follows (dollars in millions):

	2021	2020	Change
First quarter	$2,669.0	2,285.8	16.8%
Second quarter	2,953.8	2,049.8	44.1%
Third quarter	2,817.0	2,574.9	9.4%
Fourth quarter	2,760.7	2,641.8	4.5%
Total year	$11,200.6	9,552.2	17.3%

Gross profit

Gross profit for 2021 was $3,268.7 million (29.2% of net sales), an increase of $838.0 million or 34.5%, compared to gross profit of $2,430.7 million (25.4% of net sales) for 2020. As a percentage of net sales, gross profit increased 380 basis points. The increase in gross profit dollars was primarily attributable to the favorable net impact of price and product mix of approximately $593 million, productivity gains of approximately $263 million, higher volumes of approximately $257 million, lower restructuring, acquisition and integration-related costs of approximately $107 million, the favorable impact of approximately $90 million due to fewer short-term manufacturing disruptions and the favorable net impact from foreign exchange rates of approximately $55 million, partially offset by higher inflation of approximately $524 million and approximately $4 million of higher startup cost. As previously discussed, the Company’s operations for the period did not reflect normal seasonality in 2020 and were affected by broader economic conditions related to the COVID-19 pandemic. In particular, the Company experienced increased costs associated with short-term reductions in manufacturing output in addition to decreased demand during the first six months of 2020.

Selling, general and administrative expenses

Selling, general and administrative expenses for 2021 were $1,933.7 million (17.3% of net sales), an increase of $139.0 million or 7.7% compared to $1,794.7 million (18.8% of net sales) for 2020. As a percentage of net sales, selling, general and administrative expenses decreased 150 basis points. The increase in selling, general and administrative expenses in dollars was primarily attributable to an increase in costs that were curtailed in 2020 due to the COVID-19 pandemic of approximately $54 million, higher volumes of approximately $45 million, higher inflation costs of approximately $35 million, the unfavorable net impact from foreign exchange rates of approximately $20 million, higher costs associated with investments in new product development and marketing costs of approximately $9 million and the unfavorable net impact of price and product mix of approximately $7 million, partially offset by the lower restructuring, acquisition and integration-related costs of approximately $31 million.

Operating income

Operating income for 2021 was $1,335.0 million (11.9% of net sales) reflecting an increase of $699.0 million, or 109.9%, compared to operating income of $636.0 million (6.7% of net sales) for 2020. The increase in operating income was primarily attributable to approximately $586 million due to the favorable net impact of price and product mix, higher volumes of approximately $212 million, productivity gains of approximately $209 million, the impact of lower restructuring, acquisition and integration-related costs of approximately $138 million, the favorable impact due to fewer short-term manufacturing disruptions of approximately $90 million and the favorable net impact from foreign exchange rates of approximately $34 million, partially offset by higher inflation costs of approximately $559 million, higher costs associated with investments in new product development and marketing costs of approximately $9 million and higher startup costs of approximately $4 million. As previously discussed, the Company’s operations for 2020 were negatively impacted by disruptions from the COVID-19 pandemic resulting in decreased demand during the first six months of 2020 and increased costs associated with short-term reductions in manufacturing output.

Global Ceramic Segment—Operating income was $403.1 million (10.3% of segment net sales) for 2021 reflecting an increase of $235.4 million, or 140.3%, compared to operating income of $167.7 million (4.9% of segment net sales) for 2020. The increase in operating income was primarily attributable to the favorable net impact of price and product mix of approximately $167 million, higher productivity gains of approximately $82 million, lower restructuring, acquisition and integration-related costs of approximately $63 million, higher volumes of approximately $62 million and the favorable impact due to fewer short-term manufacturing disruptions of approximately $38 million, partially offset by higher inflation costs of approximately $173 million and higher costs associated with investments in new product development and marketing costs of approximately $9 million.

Flooring NA Segment—Operating income was $407.6 million (9.9% of segment net sales) for 2021 reflecting an increase of $260.2 million, or 176.5%, compared to operating income of $147.4 million (4.1% of segment net sales) for 2020. The increase in operating income was primarily attributable to the favorable net impact of price and product mix of approximately $177 million, higher productivity gains of approximately $135 million, higher volumes of approximately $66 million, the favorable impact due to fewer short-term manufacturing disruptions of approximately $39 million and lower restructuring, acquisition and integration-related costs of approximately $34 million, partially offset by higher inflation costs of approximately $189 million.

Flooring ROW Segment—Operating income was $571.1 million (18.0% of segment net sales) for 2021 reflecting an increase of $204.2 million, or 55.7%, compared to operating income of $366.9 million (14.5% of segment net sales) for 2020. The increase in operating income was primarily attributable to the favorable net impact of price and product mix of approximately $242 million, higher volumes of approximately $84 million, lower restructuring, acquisition and integration-related costs of approximately $36 million, the favorable net impact from foreign exchange rates of approximately $35 million and the favorable impact due to fewer short-term manufacturing disruptions of approximately $14 million, partially offset by higher inflation costs of approximately $193 million, an increase in costs that were curtailed due to the COVID-19 pandemic of approximately $7 million and higher startup costs of $4 million.

Interest expense

Interest expense was $57.3 million for 2021, reflecting an increase of $4.9 million compared to interest expense of $52.4 million for 2020. During the second quarter of 2020, the Company issued new long-term debt to strengthen its liquidity position during the early months of the COVID-19 pandemic, which shifted the Company from a mix of fixed and floating rate debt, with a lower average interest rate, to more fixed rate debt, which carries a higher average interest rate. The higher average interest rate impacted interest expense for all of 2021 compared to a portion of 2020, with the impact partially offset by the early redemption of the €500.0 million 2.00% Senior Notes in October 2021 and the prepayment of the Term Loan Facility of $500.0 million in May 2020.

Other expense (income)

Other income was $12.2 million for 2021, reflecting a favorable change of $11.4 million compared to other income of $0.8 million for 2020. The change was primarily attributable to the resolution of foreign non-income tax contingencies of $6.2 million, favorable net impact of foreign exchange rates of $1.5 million, an impairment charge of $3.6 million related to the Company’s net investment in a joint venture in Brazil during 2020 and other miscellaneous items.

Income tax expense

For 2021, the Company recorded income tax expense of $256.4 million on earnings before income taxes of $1,290.0 million for an effective tax rate of 19.9%, as compared to an income tax expense of $68.6 million on earnings before income taxes of $584.4 million, resulting in an effective tax rate of 11.7% for 2020. In 2021, the Company was impacted by significant pre-tax income differences between the 2020 and 2021 periods that was a result of the recovery from the COVID-19 pandemic, a one-time Italian step-up benefit allowing for the realignment of tax asset values, and carryback rate differential in the U.S. In 2020, the Company realized a $33.8 million carryback rate differential in the U.S. and had a $10.3 million tax benefit from a foreign exchange loss on previously taxed earnings distributed during the year.

Liquidity and Capital Resources

The Company’s primary capital requirements are for working capital, capital expenditures and acquisitions. The Company’s capital needs are met primarily through a combination of internally generated funds, commercial paper, bank credit lines, term and senior notes and credit terms from suppliers. As of December 31, 2021, the Company had a total of $1,184.7 million available under its Senior Credit Facility. The Company also maintains local currency revolving lines of credit and other credit facilities to provide liquidity to its businesses around the world.  None of such local facilities are material in amount.

Net cash provided by operating activities for the year ended 2021 was $1,309.1 million, compared to net cash provided by operating activities of $1,769.8 million for the year ended 2020. This decrease of $460.7 million was primarily attributable to changes in working capital, partially offset by higher net earnings.

Net cash used in investing activities for the year ended 2021 was $556.8 million compared to net cash used in investing activities of $954.8 million for the year ended 2020. The decrease was primarily due to the increase in the redemptions of short-term investments of $772.6 million (net of purchases of short-term investments), partially offset by the increase of capital expenditures of $250.6 million and an increase in acquisitions of $124.0 million.

Net cash used in financing activities for the year ended 2021 was $1,232.2 million compared to net cash used in financing activities of $188.2 million for the year ended 2020. The change in cash used in financing is primarily attributable to the lower proceeds from the Senior Notes of $1,667.6 million (net of repayments of $605.3 million) and higher share repurchases of $711.7 million, partially offset by the reduced net pay down on commercial paper of $1,310.3 million.

On September 16, 2021, the Company’s Board of Directors approved a new share repurchase program, authorizing the Company to repurchase up to $500 million of its common stock. This was in addition to the previously approved 2020 Share Repurchase Program. For the twelve months ended December 31, 2021, the Company purchased $900.3 million of its common stock, exhausting the $437.2 million remaining under the 2020 Share Repurchase Program, and utilizing $463.1 million under the 2021 Share Repurchase Program. As of December 31, 2021, there remained $36.8 million authorized under the 2021 Share Repurchase Program.

On February 10, 2022, the Company's Board of Directors approved a new share repurchase program, authorizing the Company to repurchase up to $500 million of its common stock. As of February 10, 2022, there remained zero authorized under the 2021 Share Repurchase Program.

As of December 31, 2021, the Company had cash of $268.9 million, of which $200.5 million was held outside the United States. In addition to its cash on hand, the Company also had short-term investments of $323.0 million as of December 31, 2021. The Company plans to permanently reinvest the cash held outside the United States. The Company believes that its cash and cash equivalents, and short-term investments on hand, cash generated from operations and availability under its Senior Credit Facility will be sufficient to meet its planned capital expenditures, further working capital investment and debt servicing requirements over the next twelve months.

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

Contractual obligations and commitments
The following is a summary of the Company’s future minimum payments under contractual obligations and commitments as of December 31, 2021 (in millions):

	Total	2022	2023	2024	2025	2026	Thereafter
Contractual obligations and commitments:
Long-term debt, including current maturities	$2,333.4	624.5	610.0	8.4	7.1	4.8	1,078.6
Interest payments on long-term debt and finance leases (1)	234.1	30.8	28.6	28.5	28.4	28.3	89.4
Operating leases	427.2	120.8	98.8	73.9	56.9	40.5	36.5
Purchase commitments (2)	496.2	247.9	30.4	30.4	30.4	30.4	126.7
Expected pension contributions (3)	3.8	3.8	—	—	—	—	—
Uncertain tax positions (4)	6.2	6.2	—	—	—	—	—
Guarantees (5)	41.8	18.6	5.2	5.1	5.1	5.1	2.7
Total	$3,542.7	1,052.6	773.0	146.3	127.9	109.1	1,333.9

(1)For fixed rate debt, the Company calculated interest based on the applicable rates and payment dates. For variable rate debt, the Company estimated average outstanding balances for the respective periods and applied interest rates in effect as of December 31, 2021 to these balances.

(2)Includes volume commitments for primarily raw material purchases.

(3)Includes the estimated pension contributions for 2022 only, as the Company is unable to estimate the pension contributions beyond 2022. The Company’s projected benefit obligation and plan assets as of December 31, 2021 were $80.3 million and $65.1 million, respectively. The projected benefit obligation liability has not been presented in the table above due to uncertainty as to amounts and timing regarding future payments.

(4)Excludes $53.4 million of non-current accrued income tax liabilities and related interest and penalties for uncertain tax positions. These liabilities have not been presented in the table above due to uncertainty as to amounts and timing regarding future payments.

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
•Accounts receivable and revenue recognition. The Company recognizes revenues when it satisfies performance obligations as evidenced by the transfer of control of the promised goods to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods. The nature of the promised goods are ceramic, stone, carpet, resilient, laminate, wood and other flooring products. Payment is typically received 90 days or less from the invoice date. The Company adjusts the amounts of revenue for expected cash discounts, sales allowances, returns, and claims, based upon historical experience. The Company adjusts accounts receivable for doubtful account allowances based upon relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount, periodic evaluation of specific customer accounts, and the aging of accounts receivable. If the Company expects the financial condition of the Company’s customers to deteriorate based on current conditions or reasonable and supportable forecasts, additional allowances may be required. A 10% change in the Company’s allowance for discounts, returns, claims and doubtful accounts would have affected net earnings by approximately $6 million for the year ended December 31, 2021.
•Inventories are stated at the lower of cost or market (net realizable value). Inventories are stated at the lower of cost or market (net realizable value). Cost has been determined using the first-in first-out method (“FIFO”). Costs included in inventory include raw materials, direct and indirect labor and employee benefits, depreciation, general manufacturing overhead and various other costs of manufacturing. Market, with respect to all inventories, is replacement cost or net realizable value. Inventories on hand are compared against anticipated future usage, which is a function of historical usage, anticipated future selling price, expected sales below cost, excessive quantities and an evaluation for obsolescence. Actual results could differ from assumptions used to value obsolete inventory, excessive inventory or inventory expected to be sold below cost, and a 10% change in the Company’s assumptions for excess or obsolete inventory would have affected net earnings by approximately $13 million for the year ended December 31, 2021.
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
•Goodwill and other intangibles. Goodwill is tested annually for impairment in the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. The Company considers the relationship between its market capitalization and its book value, among other factors, when reviewing for indicators of impairment. The goodwill impairment tests are based on determining the fair value of the specified reporting units based on management judgments and assumptions using the discounted cash flows and comparable company market valuation approaches. The Company has identified Global Ceramic, Flooring NA and Flooring ROW as its reporting units for the purposes of allocating goodwill and intangibles as well as assessing impairments. The valuation approaches are subject to key judgments and assumptions that are sensitive to change such as judgments and assumptions about appropriate sales growth rates, operating margins, weighted average cost of capital (“WACC”), and comparable company market multiples. When developing these key judgments and assumptions, the Company considers economic, operational and market conditions that could impact the fair value of the reporting unit. However, estimates are inherently uncertain and represent only management’s reasonable expectations regarding future developments. These estimates and the judgments and assumptions upon which the estimates are based will, in all likelihood, differ in some respects from actual future results. Should a significant or prolonged deterioration in economic conditions occur, such as declines in spending for new construction, remodeling and replacement activities; the inability to pass increases in the costs of raw materials and fuel on to customers; or a decline in comparable company market multiples, then key judgments and assumptions could be impacted. Generally, a decline in estimated after tax cash flows greater than approximately 24% to 43% or a percentage increase of approximately 22% to 60% in WACC or a significant or prolonged decline in market capitalization could result in an additional indication of impairment.

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
The Company conducted its annual assessment of goodwill and indefinite lived intangibles on the first day of the fourth quarter and no impairment was indicated for 2021. While the Company has concluded that neither goodwill nor any of its indefinite-lived intangible assets were impaired during the year ended December 31, 2021, a prolonged pandemic could impact the Company’s assumptions utilized in the determination of the estimated fair values of the Company’s reporting units and indefinite-lived intangible assets significantly enough to trigger an impairment.
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

Impact of Inflation

Inflation affects the Company’s manufacturing costs, distribution costs and operating expenses. The Company expects raw material prices, many of which are petroleum-based, to fluctuate based upon worldwide supply and demand of commodities utilized in the Company’s production processes. Although the Company attempts to pass on increases in raw material, labor, energy and fuel-related costs to its customers, the Company’s ability to do so is dependent upon the rate and magnitude of any increase, competitive pressures and market conditions for the Company’s products. There have been in the past, and may be in the future, periods of time during which increases in these costs cannot be fully recovered. In the past, the Company has often been able to enhance productivity and develop new product innovations to help offset increases in costs resulting from inflation in its operations.
Seasonality

The Company is a calendar year-end company. With respect to its Global Ceramic Segment, the second quarter typically sees higher net sales, followed by the third and first quarters, while the fourth quarter shows weaker net sales. For the segment’s operating income, generally, the second quarter shows stronger earnings, followed by third and first quarters, and the fourth quarter shows weaker earnings. The Flooring NA Segment’s second quarter typically produces higher net sales followed by moderate third and fourth quarters, and a weaker first quarter. For the segment’s operating income, historically, the third quarter shows stronger earnings, followed by second and fourth quarters, and a weaker first quarter. The Flooring ROW Segment’s second quarter historically typically produces higher net sales followed by moderate fourth and third quarters, and a weaker first quarter. For the segment’s operating income, generally, the second quarter shows stronger earnings, followed by first and third quarters, and the fourth quarter shows weaker earnings.

The COVID-19 pandemic has created significant volatility in the global economy and has led to unpredictable economic activity and impacted the supply chain for raw materials and sourced finished goods. The Company expects the impact of the COVID-19 pandemic to continue to impact normal seasonality trends into 2022, but the extent and duration of such impact cannot be predicted.

Item 7A.Quantitative and Qualitative Disclosures about Market Risk
The Company’s market risk is impacted by changes in foreign currency exchange rates, interest rates and certain commodity prices. Financial exposures to these risks are monitored as an integral part of the Company’s risk management program, which seeks to reduce the potentially adverse effect that the volatility of these markets may have on its operating results. The Company does not regularly engage in speculative transactions, nor does it regularly hold or issue financial instruments for trading purposes. Excluding the hedge of net investment discussed in Note 1(r) “Hedges of Net Investments in Non-U.S. Operations”, of the Company’s accompanying consolidated financial statements in Part II, Item 8 of this Form 10-K, the Company did not have any derivative contracts outstanding as of December 31, 2021 and 2020.
Interest Rate Risk
As of December 31, 2021, approximately 74% of the Company’s debt portfolio was comprised of fixed-rate debt and 26% was floating-rate debt. The Company believes that probable near-term changes in interest rates would not materially affect its financial condition, results of operations or cash flows. The annual impact on interest expense of a one-percentage point interest rate change on the outstanding balance of the Company’s variable rate debt as of December 31, 2021 would be approximately $5 million or $0.07 to diluted EPS.

Foreign Exchange Risk

As a result of being a global enterprise, there is exposure to market risks from changes in foreign currency exchange rates, which may adversely affect the operating results and financial condition of the Company. Principal foreign currency exposures relate primarily to the euro and to a lesser extent the Russian ruble, the Mexican peso, the Australian dollar, the Brazilian real, the New Zealand dollar and the Canadian dollar.

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

Based on financial results for the year ended December 31, 2021, a hypothetical overall 10 percent change in the U.S. dollar against the euro would have resulted in a translational adjustment of approximately $54 million.

Item 8.Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Mohawk Industries, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Mohawk Industries, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Assessment of the carrying value of goodwill in the Global Ceramic reporting unit
As discussed in Note 8 to the consolidated financial statements, the goodwill balance as of December 31, 2021 was $2,607.9 million, of which $1,031.3 million related to the Global Ceramic reporting unit. The Company performs goodwill impairment testing on an annual basis and whenever events or changes in circumstances indicate that the carrying value of goodwill might exceed the fair value of a reporting unit.
We identified the assessment of the carrying value of goodwill in the Global Ceramic reporting unit as a critical audit matter. Specifically, the assessment of the Company’s forecasted sales growth rates, forecasted operating margins, discount rate, and selection of comparable company market multiples used in the Company’s fair value estimation of the reporting unit required a higher degree of subjective auditor judgment and required the involvement of valuation professionals. Changes in these assumptions could have a significant impact on the fair value of the reporting unit.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s goodwill impairment assessment process including controls over the reasonableness of the assumptions listing above. We evaluated the Global Ceramic reporting unit’s forecasted sales growth rates and operating margins for the reporting unit and compared the growth assumptions to the reporting unit’s historical performance and to relevant market data. To assess the Company’s ability to estimate cash flows, including forecasted sales growth rates and operating margins, we compared the reporting unit’s historical cash flow forecasts to actual results. We also performed sensitivity analyses over certain assumptions listed above to assess their impact on the Company’s determination that the fair value of the Global Ceramic reporting unit exceeded its carrying value. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the Global Ceramic reporting unit’s discount rate by comparing it to discount rates that were independently developed using publicly available market data for comparable companies and the Company’s selection of comparable company market multiples.

/s/ KPMG LLP
We have served as the Company’s auditor since 1990.
Atlanta, Georgia
February 23, 2022

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Mohawk Industries, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Mohawk Industries, Inc. and subsidiaries (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 23, 2022 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ KPMG LLP
Atlanta, Georgia
February 23, 2022

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2021 and 2020

	2021	2020
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$268,895	768,625
Short-term investments	323,000	571,741
Receivables, net	1,839,985	1,709,493
Inventories	2,391,672	1,913,020
Prepaid expenses	394,649	369,432
Other current assets	20,156	31,343
Total current assets	5,238,357	5,363,654
Property, plant and equipment, net	4,636,865	4,591,229
Right of use operating lease assets	389,967	323,138
Goodwill	2,607,909	2,650,831
Tradenames	694,905	727,268
Other intangible assets subject to amortization, net	205,075	224,339
Deferred income taxes and other non-current assets	451,439	447,292
Total assets	$14,224,517	14,327,751
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$624,503	377,255
Accounts payable and accrued expenses	2,217,418	1,895,951
Current operating lease liabilities	104,434	98,042
Total current liabilities	2,946,355	2,371,248
Deferred income taxes	495,521	493,668
Long-term debt, less current portion	1,700,282	2,356,887
Non-current operating lease liabilities	297,390	234,726
Other long-term liabilities	356,753	330,064
Total liabilities	5,796,301	5,786,593
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $.01 par value; 60 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 150,000 shares authorized; 72,952 and 77,624 shares issued and outstanding in 2021 and 2020, respectively	729	776
Additional paid-in capital	1,911,131	1,885,142
Retained earnings	7,692,064	7,559,191
Accumulated other comprehensive loss	(966,952)	(695,145)
	8,636,972	8,749,964
Less: treasury stock at cost; 7,343 and 7,346 shares in 2021 and 2020, respectively	215,547	215,648
Total Mohawk Industries, Inc. stockholders’ equity	8,421,425	8,534,316
Nonredeemable noncontrolling interests	6,791	6,842
Total stockholders’ equity	8,428,216	8,541,158
Total liabilities and stockholders' equity	$14,224,517	14,327,751
See accompanying notes to consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years Ended December 31, 2021, 2020 and 2019

	2021	2020	2019
	(In thousands, except per share data)
Net sales	$11,200,613	9,552,197	9,970,672
Cost of sales	7,931,879	7,121,507	7,294,629
Gross profit	3,268,734	2,430,690	2,676,043
Selling, general and administrative expenses	1,933,723	1,794,688	1,848,819
Operating income	1,335,011	636,002	827,224
Interest expense	57,252	52,379	41,272
Other expense (income) net	(12,234)	(751)	36,407
Earnings before income taxes	1,289,993	584,374	749,545
Income tax expense	256,445	68,647	4,974
Net earnings including noncontrolling interests	1,033,548	515,727	744,571
Net earnings attributable to noncontrolling interests	389	132	360
Net earnings attributable to Mohawk Industries, Inc.	$1,033,159	515,595	744,211

Basic earnings per share attributable to Mohawk Industries, Inc.
Basic earnings per share attributable to Mohawk Industries, Inc.	$15.01	7.24	10.34
Weighted-average common shares outstanding—basic	68,852	71,214	71,986

Diluted earnings per share attributable to Mohawk Industries, Inc.
Diluted earnings per share attributable to Mohawk Industries, Inc.	$14.94	7.22	10.30
Weighted-average common shares outstanding—diluted	69,145	71,401	72,264

See accompanying notes to consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31, 2021, 2020 and 2019

	2021	2020	2019
	(In thousands)
Net earnings including noncontrolling interests	$1,033,548	515,727	744,571
Other comprehensive income (loss):
Foreign currency translation adjustments	(279,384)	72,956	28,996
Prior pension and post-retirement benefit service cost and actuarial gain (loss), net of tax	7,137	(2,174)	(3,210)
Other comprehensive income (loss)	(272,247)	70,782	25,786
Comprehensive income	761,301	586,509	770,357
Comprehensive income (loss) attributable to noncontrolling interests	(51)	235	360
Comprehensive income attributable to Mohawk Industries, Inc.	$761,352	586,274	769,997

See accompanying notes to consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2021, 2020 and 2019

	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Nonredeemable Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
	(In thousands)
Balances at December 31, 2018	79,656	$797	$1,852,173	$6,588,197	$(791,608)	(7,349)	$(215,745)	$6,245	$7,440,059
Shares issued under employee and director stock plans	130	1	(7,543)	—	—	1	33	—	(7,509)
Stock-based compensation expense	—	—	23,620	—	—	—	—	—	23,620
Repurchases of common stock	(806)	(8)		(100,071)	—	—	—	—	(100,079)
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	360	360
Currency translation adjustment on noncontrolling interests	—	—	—	—	—	—	—	2	2
Currency translation adjustment	—	—	—	—	28,994	—	—	—	28,994
Prior pension and post-retirement benefit service cost and actuarial loss	—	—	—	—	(3,210)	—	—	—	(3,210)
Net earnings	—	—	—	744,211	—	—	—	—	744,211
Balances at December 31, 2019	78,980	790	1,868,250	7,232,337	(765,824)	(7,348)	(215,712)	6,607	8,126,448
Shares issued under employee and director stock plans	152	1	(2,805)	—	—	2	64	—	(2,740)
Stock-based compensation expense	—	—	19,697	—	—	—	—	—	19,697
Repurchases of common stock	(1,508)	(15)	—	(188,610)	—	—	—	—	(188,625)
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	132	132
Currency translation adjustment on noncontrolling interests	—	—	—	—	—	—	—	103	103
Currency translation adjustment	—	—	—	—	72,853	—	—	—	72,853
Prior pension and post-retirement benefit service cost and actuarial loss	—	—	—	—	(2,174)	—	—	—	(2,174)
CECL adoption	—	—	—	(131)	—	—	—	—	(131)
Net earnings	—	—	—	515,595	—	—	—	—	515,595
Balances at December 31, 2020	77,624	776	1,885,142	7,559,191	(695,145)	(7,346)	(215,648)	6,842	8,541,158
Shares issued under employee and director stock plans	144	1	338	—	—	3	101	—	440
Stock-based compensation expense	—	—	25,651	—	—	—	—	—	25,651
Repurchases of common stock	(4,816)	(48)	—	(900,286)	—	—	—	—	(900,334)
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	389	389
Currency translation adjustment on noncontrolling interests	—	—	—	—	—	—	—	(440)	(440)
Currency translation adjustment	—	—	—	—	(278,944)	—	—	—	(278,944)
Prior pension and post-retirement benefit service cost and actuarial gain	—	—	—	—	7,137	—	—	—	7,137
Net earnings	—	—	—	1,033,159	—	—	—	—	1,033,159
Balances at December 31, 2021	72,952	$729	$1,911,131	$7,692,064	$(966,952)	(7,343)	$(215,547)	$6,791	$8,428,216
See accompanying notes to consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2021, 2020 and 2019

	2021	2020	2019
	(In thousands)
Cash flows from operating activities:
Net earnings including noncontrolling interests	$1,033,548	515,727	744,571
Adjustments to reconcile net earnings to net cash provided by operating activities:
Restructuring	10,783	103,695	90,341
Depreciation and amortization	591,711	607,507	576,452
Deferred income taxes	(4,929)	22,324	(107,842)
Loss on disposal of property, plant and equipment	5,462	6,296	1,608
Stock-based compensation expense	25,651	19,697	23,620
Impairment of net investment in a manufacturer and distributor of ceramic tile in China	—	—	59,906
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	(207,047)	(54,977)	81,953
Inventories	(519,229)	357,516	7,212
Accounts payable and accrued expenses	360,791	255,466	(52,065)
Other assets and prepaid expenses	(66,844)	(55,084)	3,625
Other liabilities	79,222	(8,328)	(10,620)
Net cash provided by operating activities	1,309,119	1,769,839	1,418,761
Cash flows from investing activities:
Additions to property, plant and equipment	(676,120)	(425,557)	(545,462)
Acquisitions, net of cash acquired	(123,969)	—	(81,082)
Purchases of short-term investments	(1,211,239)	(1,187,891)	(581,500)
Redemption of short-term investments	1,454,574	658,650	592,000
Net cash used in investing activities	(556,754)	(954,798)	(616,044)
Cash flows from financing activities:
Payments on Senior Credit Facilities	—	(633,134)	(488,978)
Proceeds from Senior Credit Facilities	—	617,883	448,587
Payments on commercial paper	(570,362)	(4,890,991)	(15,168,820)
Proceeds from commercial paper	1,185,020	4,195,353	14,540,177
Proceeds from Floating Rate Notes	—	—	331,325
Payment on Floating Rate Notes	—	—	(331,325)
Proceeds from Senior Notes issuance	—	1,062,240	—
Repayments on Senior Notes	(932,252)	(326,904)	—
Proceeds from Term Loan Facility	—	500,000	—
Repayment on Term Loan Facility	—	(500,000)	—
Net payments of other financing activities	(11,656)	(8,338)	(13,071)
Debt issuance costs	—	(11,413)	(3,028)
Purchase of Mohawk common stock	(900,334)	(188,625)	(100,080)
Change in outstanding checks in excess of cash	(2,641)	(4,256)	(4,664)
Net cash used in financing activities	(1,232,225)	(188,185)	(789,877)
Effect of exchange rate changes on cash and cash equivalents	(19,870)	6,984	2,895
Net change in cash and cash equivalents	(499,730)	633,840	15,735
Cash and cash equivalents, beginning of year	768,625	134,785	119,050
Cash and cash equivalents, end of year	$268,895	768,625	134,785

See accompanying notes to consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2021, 2020 and 2019
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

(b) The COVID-19 Pandemic

During 2020 and 2021, the Company experienced certain disruptions to its business and further disruptions may occur that could materially affect the Company’s ability to obtain supplies, manufacture its products or deliver inventory in a timely manner. Future disruptions may result in lost revenue, additional costs or impairments to goodwill or other assets. Although the Company believes that it can manage its exposure to these risks, there is no guarantee that it will be able to do so in the future. The Company continues to follow the recommendations of local health authorities to minimize exposure risk for its employees, suppliers, customers and other stakeholders. The Company has implemented business continuity plans during the crisis and is attempting to minimize the pandemic’s impact, but it may be unable to adequately respond to further outbreaks in particular geographies and its operations may be materially impacted. The extent to which the COVID-19 pandemic may impact the Company’s results will depend on future developments, which are highly uncertain and cannot be predicted, including the successful implementation of vaccination programs and the continued fiscal support currently provided by governments. Accordingly, the COVID-19 pandemic and the related global reaction could have a material adverse effect on the Company’s business, results of operations and financial condition.

(c) Cash and Cash Equivalents

The Company considers investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2021, the Company had cash and cash equivalents of $268,895 of which $200,501 was held outside the United States. As of December 31, 2020, the Company had cash and cash equivalents of $768,625 of which $436,948 was held outside the United States.

(d) Short-term Investments

The Company invests in high quality credit instruments. At December 31, 2021, short-term investments consisted solely of investments in the Company’s commercial paper by its wholly-owned captive insurance company. At December 31, 2020, amounts consisted of a short-duration bond fund and managed income fund. Such investments are not insured by the Federal Deposit Insurance Corporation.

The Company’s investment in the short-duration bond fund and managed income fund at December 31, 2020 was classified as an equity security, recorded at fair value based on the closing market price of the security. The Company recognized dividends, realized and unrealized gains and losses to other expense (income), net in the statement of operations.

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

Intangible assets that do not have indefinite lives are amortized based on average lives, which range from 7-20 years.

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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

(n) Advertising Costs and Vendor Consideration

Advertising and promotion expenses are charged to earnings during the period in which they are incurred. Advertising and promotion expenses included in selling, general, and administrative expenses were $139,538 in 2021, $105,974 in 2020 and $130,207 in 2019.

Vendor consideration, generally cash, is classified as a reduction of net sales, unless specific criteria are met regarding goods or services that the Company may receive in return for this consideration. The Company makes various payments to customers, including rebates, slotting fees, advertising allowances, buy-downs and co-op advertising. All of these payments reduce gross sales with the exception of co-op advertising. Co-op advertising expenses, classified as a selling, general and administrative expense, were $22,092 in 2021, $16,087 in 2020 and $11,418 in 2019.

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

(r) Hedges of Net Investments in Non-U.S. Operations

The Company has numerous investments outside the United States. The net assets of these subsidiaries are exposed to changes and volatility in currency exchange rates. The Company has in the past and might in the future use foreign currency denominated debt to hedge its non-U.S. net investments against adverse movements in exchange rates. The gains and losses on the Company’s net investments in its non-U.S. operations are economically offset by losses and gains on its foreign currency borrowings. In June 2015, the Company designated its €500,000 2.00% Senior Notes borrowing as a net investment hedge of a portion of its European operations. On October 19, 2021, the Company redeemed at par the 2.00% Senior Notes, originally due on January 14, 2022, and paid the remaining €500 million outstanding principal of the 2.00% Senior Notes, plus any unpaid interest, utilizing cash on hand. In connection with this repayment, the Company dedesignated its €500,000 2.00% Senior Notes borrowing as a net investment hedge of a portion of its European operations. For the period January 1, 2021 through October 19, 2021, the change in the U.S. dollar value of the Company’s euro denominated debt was a decrease of $35,363 ($26,928 net of taxes). For the years ended December 31, 2020 and December 31, 2019, the change in the U.S. dollar value of the Company’s euro denominated debt was an increase of $54,907 ($41,708 net of taxes) and a decrease of $12,049 ($9,153 net of taxes), respectively. Changes in the U.S. dollar value of the Company’s euro denominated debt are recorded in the foreign currency translation adjustment component of accumulated other comprehensive income (loss).

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

Dilutive common stock options and unvested restricted shares (units) are included in the diluted EPS calculation using the treasury stock method. There were no common stock options and unvested restricted shares (units) that were excluded from the diluted EPS computation because the price was greater than the average market price of the common shares for the periods presented for 2021, 2020 and 2019.

Computations of basic and diluted earnings per share are presented in the following table:

	2021	2020	2019
Net earnings available to common stockholders	$1,033,159	515,595	744,211

Weighted-average common shares outstanding-basic and diluted:
Weighted-average common shares outstanding—basic	68,852	71,214	71,986
Add weighted-average dilutive potential common shares—options to purchase common shares and RSUs, net	293	187	278
Weighted-average common shares outstanding-diluted	69,145	71,401	72,264

Earnings per share attributable to Mohawk Industries, Inc.
Basic	$15.01	7.24	10.34
Diluted	$14.94	7.22	10.30

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

(u) Employee Benefit Plans

The Company has 401(k) retirement savings plans (the “Mohawk Plan”) open to substantially all U.S. and Puerto Rico based employees who have completed 60 days of eligible service. The Company contributes $.50 for every $1.00 of employee contributions up to a maximum of 6% of the employee’s salary based upon each individual participants election. Employee and employer contributions to the Mohawk Plan were $67,044 and $23,884 in 2021, $56,241 and $13,509 in 2020 and $57,354 and $23,008 in 2019, respectively.

The Company also has various pension plans covering employees in Belgium, France, and the Netherlands (the “Non-U.S. Plans”) within the Flooring ROW Segment. Benefits under the Non-U.S. Plans depend on compensation and years of service. The Non-U.S. Plans are funded in accordance with local regulations. The Company uses December 31 as the measurement date for its Non-U.S. Plans. The Company’s projected benefit obligation and plan assets as of December 31, 2021 were $80,324 and $65,118, respectively. The Company’s projected benefit obligation and plan assets as of December 31, 2020 were $86,722 and $68,413, respectively. As of December 31, 2021, the funded status of the Non-U.S. Plans was a liability of $15,206 of which $8,866 was recorded in accumulated other comprehensive income, for a net liability of $6,340 recorded in other long-term liabilities within the consolidated balance sheets. As of December 31, 2020, the funded status of the Non-U.S. Plans was a liability of $18,309 of which $11,304 was recorded in accumulated other comprehensive income, for a net liability of $7,005 recorded in other long-term liabilities within the consolidated balance sheets.

(v) Comprehensive Income (Loss)

Comprehensive income (loss) includes foreign currency translation of assets and liabilities of foreign subsidiaries, effects of exchange rate changes on intercompany balances of a long-term nature, pension and post-retirement benefit service cost. The Company does not provide income taxes on currency translation adjustments, as earnings from foreign subsidiaries are considered to be indefinitely reinvested. The Company presents currency translation adjustments on noncontrolling interests separately from currency translation adjustments on controlling interests in accumulated other comprehensive income (loss) within stockholders’ equity.

The changes in accumulated other comprehensive income (loss) by component, net of tax, for years ended December 31, 2021, 2020 and 2019 are as follows:

	Foreign currency translation adjustments	Prior pension and post-retirement benefit service cost and actuarial gain (loss)	Total
Balance as of December 31, 2018	$(782,102)	(9,506)	(791,608)
Current period other comprehensive income (loss) before reclassifications	28,994	(3,210)	25,784
Balance as of December 31, 2019	(753,108)	(12,716)	(765,824)
Current period other comprehensive income (loss) before reclassifications	72,853	(2,174)	70,679
Balance as of December 31, 2020	(680,255)	(14,890)	(695,145)
Current period other comprehensive income (loss) before reclassifications	(278,944)	7,137	(271,807)
Balance as of December 31, 2021	$(959,199)	(7,753)	(966,952)

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

The Company has a wholly-owned captive insurance company, Mohawk Assurance Services, Inc. (“MAS”). MAS insures the retained portion of the Company’s U.S. general liability, automobile liability, workers’ compensation exposures, pandemic, terrorism and medical coverage to MAS.

(x) Fiscal Year

The Company ends its fiscal year on December 31. Each of the first three quarters in the fiscal year ends on the Saturday nearest the calendar quarter end with a thirteen week fiscal quarter.

(y) Recent Accounting Pronouncements

- Recently Adopted

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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

(2) Acquisitions

2021 Acquisitions

During 2021, the Company made acquisitions in the Flooring ROW Segment totaling $123,969, including the acquisition of an insulation manufacturer, on September 7, 2021 for $67,285 and the acquisition of a MDF production plant on November 2, 2021 for $46,348. The Company’s acquisitions resulted in a preliminary goodwill allocation of $55,258 and intangible assets subject to amortization of $19,946. The goodwill is not expected to be deductible for tax purposes. The remaining acquisitions resulted in preliminary goodwill of $1,672 and intangible assets subject to amortization of $5,596.

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

(3) Revenue from Contracts with Customers

Contract liabilities

The Company historically records contract liabilities when it receives payment prior to fulfilling a performance obligation. Contract liabilities related to revenues are recorded in accounts payable and accrued expenses on the accompanying condensed consolidating balance sheets. The Company had contract liabilities of $65,744 and $39,466 as of December 31, 2021 and December 31, 2020, respectively.

Performance obligations

Substantially all of the Company’s revenue is recognized at a point in time when the product is either shipped or received from the Company’s facilities and control of the product is transferred to the customer.  Accordingly, in any period, the Company does not recognize a significant amount of revenue from performance obligations satisfied or partially satisfied in prior periods and the amount of such revenue recognized during the years ended December 31, 2021, 2020, and 2019 was immaterial.

Costs to obtain a contract

The Company historically incurs certain incremental costs to obtain revenue contracts. These costs relate to marketing display structures and are capitalized when the amortization period is greater than one year, with the amount recorded in other assets on the accompanying condensed consolidated balance sheets. Capitalized costs to obtain contracts were $49,644 and $59,847 as of December 31, 2021 and December 31, 2020, respectively. Straight-line amortization expense recognized during 2021 and 2020 related to these capitalized costs were $61,681 and $68,201, respectively.

Revenue disaggregation

The following table presents the Company’s segment revenues disaggregated by the geographical market location of customer sales and product categories during the years ended December 31, 2021, 2020 and 2019, respectively:

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

December 31, 2021	Global Ceramic Segment	Flooring NA Segment	Flooring ROW Segment	Total
Geographical Markets
United States	$2,193,234	3,978,146	10,248	6,181,628
Europe	849,247	2,731	2,265,914	3,117,892
Russia	299,621	94	150,295	450,010
Other	575,217	135,434	740,432	1,451,083
Total	$3,917,319	4,116,405	3,166,889	11,200,613

Product Categories
Ceramic & Stone	$3,903,597	35,057	—	3,938,654
Carpet & Resilient	13,722	3,287,533	992,787	4,294,042
Laminate & Wood	—	793,815	1,058,951	1,852,766
Other(1)	—	—	1,115,151	1,115,151
Total	$3,917,319	4,116,405	3,166,889	11,200,613

December 31, 2020	Global Ceramic Segment	Flooring NA Segment	Flooring ROW Segment	Total
Geographical Markets
United States	$2,050,470	3,477,556	2,381	5,530,407
Europe	699,715	1,506	1,785,549	2,486,770
Russia	262,846	50	122,934	385,830
Other	419,725	114,963	614,502	1,149,190
Total	$3,432,756	3,594,075	2,525,366	9,552,197

Product Categories
Ceramic & Stone	$3,425,672	31,531	—	3,457,203
Carpet & Resilient	7,084	2,871,050	857,754	3,735,888
Laminate & Wood	—	691,494	847,473	1,538,967
Other(1)	—	—	820,139	820,139
Total	$3,432,756	3,594,075	2,525,366	9,552,197

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

December 31, 2019	Global Ceramic Segment	Flooring NA Segment	Flooring ROW Segment	Total
Geographical Markets
United States	$2,131,029	3,688,691	2,873	5,822,593
Europe	711,762	6,922	1,813,555	2,532,239
Russia	269,142	66	116,187	385,395
Other	519,209	148,035	563,201	1,230,445
Total	$3,631,142	3,843,714	2,495,816	9,970,672

Product Categories
Ceramic & Stone	$3,631,142	55,503	—	3,686,645
Carpet & Resilient	—	3,136,474	785,295	3,921,769
Laminate & Wood	—	651,737	849,340	1,501,077
Other(1)	—	—	861,181	861,181
Total	$3,631,142	3,843,714	2,495,816	9,970,672

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

Restructuring, acquisition transaction and integration-related costs consisted of the following during the year ended December 31, 2021, 2020 and 2019, respectively (in thousands):

	2021	2020	2019
Cost of sales
Restructuring costs	$17,899	101,230	84,844
Acquisition integration-related costs	497	1,153	3,458
Restructuring and acquisition integration-related costs	$18,396	102,383	88,302

Selling, general and administrative expenses
Restructuring costs	$1,301	24,127	5,497
Acquisition transaction-related costs	2,372	213	1,502
Acquisition integration-related costs	1,568	2,127	5,871
Restructuring, acquisition transaction and integration-related costs	$5,241	26,467	12,870

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

The restructuring activity for the years ended December 31, 2021 and 2020, respectively is as follows (in thousands):

	Lease impairments	Asset write-downs (gains on disposals)	Severance	Other restructuring costs	Total
Balance as of December 31, 2019	$21	—	4,122	116	4,259
Restructuring costs
Global Ceramic Segment	2,239	19,963	13,987	6,927	43,116
Flooring NA Segment	227	32,902	4,660	13,809	51,598
Flooring ROW Segment	—	12,913	5,746	6,391	25,050
Corporate	—	3,685	1,908	—	5,593
Total restructuring costs for 2020	2,466	69,463	26,301	27,127	125,357
Cash payments	(21)	—	(20,001)	(18,425)	(38,447)
Non-cash items	(2,466)	(69,463)	1,154	(8,089)	(78,864)
Balance as of December 31, 2020	—	—	11,576	729	12,305
Restructuring costs
Global Ceramic Segment	226	1,458	134	808	2,626
Flooring NA Segment	(37)	7,595	(284)	9,614	16,888
Flooring ROW Segment	—	(1,968)	(1,096)	1,538	(1,526)
Corporate	—	1,017	195	—	1,212
Total restructuring costs for 2021	189	8,102	(1,051)	11,960	19,200
Cash payments	—	—	(8,507)	(10,822)	(19,329)
Non-cash items	(189)	(8,102)	(384)	(872)	(9,547)
Balance as of December 31, 2021	$—	—	1,634	995	2,629

2020 restructuring costs recorded in:
Cost of sales	$—	64,415	13,949	22,866	101,230
Selling, general and administrative expenses	2,466	5,048	12,352	4,261	24,127
Total restructuring costs for 2020	$2,466	69,463	26,301	27,127	125,357

2021 restructuring costs recorded in:
Cost of sales	$—	6,721	(370)	11,548	17,899
Selling, general and administrative expenses	189	1,381	(681)	412	1,301
Total restructuring costs for 2021	$189	8,102	(1,051)	11,960	19,200

The Company generally expects the remaining severance and other restructuring costs to be paid over the next year.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

(5) Fair Value

For publicly-traded investment securities, which consisted of the Company’s money market, short-duration bond funds and managed income funds, fair value was determined on the basis of quoted market prices and, accordingly, such investments were classified as Level 1. The Company’s wholly-owned captive insurance company may also invest in the Company’s commercial paper. These short-term commercial paper investments are classified as trading securities and carried at fair value based upon the Level 2 fair value hierarchy.

Items Measured at Fair Value
The following table presents the items measured at fair value as of December 31, 2021 and December 31, 2020:

	Fair Value
	December 31, 2021	December 31, 2020
Cash and cash equivalents:
Money market fund (Level 1)	$—	197,835
Short-term investments:
Short-term investments (Level 1) (1)	—	571,741
Commercial Paper (Level 2)	323,000	—
(1) The Company’s short-term investments at December 31, 2020 consisted of short-duration bond funds and managed income funds that were designed to deliver current income consistent with the preservation of capital through investing in high- and medium grade fixed income securities. The investments were readily convertible into cash.

The fair values and carrying values of the Company’s debt are disclosed in Note 10 - Long-Term Debt.

(6) Receivables, net

	December 31, 2021	December 31, 2020
Customers, trade	$1,721,584	1,591,503
Income tax receivable	73,727	112,580
Other	117,823	89,092
	1,913,134	1,793,175
Less: allowance for discounts, returns, claims and doubtful accounts(1)	73,149	83,682
Receivables, net	$1,839,985	1,709,493
(1) The Company adopted the new standard, ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, on January 1, 2020 using a modified retrospective transition approach, with the cumulative impact being immaterial to the financial statements.

The following table reflects the activity of allowances for discounts, returns, claims and doubtful accounts for the years ended December 31:

	Balance at beginning of year	Acquisitions	Additions charged to net sales or costs and expenses	Deductions(1)	Balance at end of year
2019	$74,718	382	387,253	400,432	61,921
2020	61,921	—	384,403	362,642	83,682
2021	83,682	644	357,635	368,812	73,149

(1) Represents charge-offs, net of recoveries.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

(7) Inventories
The components of inventories are as follows:

	December 31, 2021	December 31, 2020
Finished goods	$1,677,707	1,372,234
Work in process	144,004	126,231
Raw materials	569,961	414,555
Total inventories	$2,391,672	1,913,020

(8) Goodwill and Other Intangible Assets
The Company conducted its annual impairment assessment on the first day of the fourth quarter of 2021 and determined the fair values of its reporting units and trademarks exceeded their carrying values. As a result, no impairment was indicated.
The following table summarizes the components of intangible assets:

Goodwill:

	Global Ceramic Segment	Flooring NA Segment	Flooring ROW Segment	Total
Balances as of December 31, 2019
Goodwill	$1,583,576	874,198	1,439,678	3,897,452
Accumulated impairment losses	(531,930)	(343,054)	(452,441)	(1,327,425)
	1,051,646	531,144	987,237	2,570,027
Goodwill recognized during the period	—	—	(9,642)	(9,642)
Currency translation during the period	(4,085)	—	94,531	90,446
Balances as of December 31, 2020
Goodwill	1,579,491	874,198	1,524,567	3,978,256
Accumulated impairment losses	(531,930)	(343,054)	(452,441)	(1,327,425)
	1,047,561	531,144	1,072,126	2,650,831
Goodwill recognized during the period	—	—	56,930	56,930
Currency translation during the period	(16,224)	—	(83,628)	(99,852)
Balances as of December 31, 2021
Goodwill	1,563,267	874,198	1,497,869	3,935,334
Accumulated impairment losses	(531,930)	(343,054)	(452,441)	(1,327,425)
	$1,031,337	531,144	1,045,428	2,607,909

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

Intangible assets:

Tradenames
Indefinite life assets not subject to amortization:
Balance as of December 31, 2019	$702,732
Currency translation during the year	24,536
Balance as of December 31, 2020	727,268
Intangible assets acquired during the year	2,725
Currency translation during the year	(35,088)
Balance as of December 31, 2021	$694,905

	Customer relationships	Patents	Other	Total
Intangible assets subject to amortization:
Balances as of December 31, 2019	$218,441	2,228	5,478	226,147
Intangible assets acquired during the year	12,789	—	—	12,789
Amortization during the year	(26,612)	(2,195)	(84)	(28,891)
Currency translation during the year	13,921	111	262	14,294
Balances as of December 31, 2020	218,539	144	5,656	224,339
Intangible assets acquired during the year	18,189	4,628	—	22,817
Amortization during the year	(27,820)	(639)	(821)	(29,280)
Currency translation during the year	(12,479)	(211)	(111)	(12,801)
Balances as of December 31, 2021	$196,429	3,922	4,724	205,075

	December 31, 2021
	Cost	Acquisitions	Currency translation	Accumulated amortization	Net Value
Customer Relationships	$699,795	18,189	(37,807)	483,748	196,429
Patents	273,570	4,628	(21,862)	252,414	3,922
Other	6,945	—	(159)	2,062	4,724
Total	$980,310	22,817	(59,828)	738,224	205,075

	December 31, 2020
	Cost	Acquisitions	Currency translation	Accumulated amortization	Net Value
Customer Relationships	$645,206	12,789	41,800	481,256	218,539
Patents	249,100	—	24,470	273,426	144
Other	6,631	—	314	1,289	5,656
Total	$900,937	12,789	66,584	755,971	224,339

	Years Ended December 31,
	2021	2020	2019
Amortization expense	$29,280	28,891	27,613

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

Estimated amortization expense for the years ending December 31 are as follows:

2022	$28,747
2023	27,113
2024	26,390
2025	26,195
2026	26,048

(9) Property, Plant and Equipment
Following is a summary of property, plant and equipment:

	December 31, 2021	December 31, 2020
Land	$465,240	484,450
Buildings and improvements	1,862,463	1,856,859
Machinery and equipment	6,023,087	5,987,272
Furniture and fixtures	158,315	164,027
Leasehold improvements	102,766	103,172
Construction in progress	638,716	309,486
	9,250,587	8,905,266
Less: accumulated depreciation	4,613,722	4,314,037
Net property, plant and equipment	$4,636,865	4,591,229

Additions to property, plant and equipment included capitalized interest of $9,082, $6,362 and $7,214 in 2021, 2020 and 2019, respectively. Depreciation expense was $558,818, $574,095 and $544,733 for 2021, 2020 and 2019, respectively. Included in property, plant and equipment are finance leases with a cost of $67,984 and $58,170 and accumulated depreciation of $19,902 and $12,498 as of December 31, 2021 and 2020, respectively.

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

At the Company’s election, revolving loans under the Senior Credit Facility bear interest at annual rates equal to either (a) LIBOR for 1, 3 or 6 month periods, as selected by the Company, plus an applicable margin ranging between 1.00% and 1.75% (1.00% as of December 31, 2021), or (b) the higher of the Wells Fargo Bank, National Association prime rate, the Federal Funds rate plus 0.5%, or the Eurocurrency Rate (as defined in the Senior Credit Facility) rate plus 1.0%, plus an applicable margin ranging between 0.00% and 0.75% (0.00% as of December 31, 2021). The Company also pays a commitment fee to the lenders under the Senior Credit Facility on the average amount by which the aggregate commitments of the lenders exceed utilization of the Senior Credit Facility ranging from 0.09% to 0.20% per annum (0.09% as of December 31, 2021). The applicable margins and the commitment fee are determined based on whichever of the Company’s Consolidated Net Leverage Ratio or its senior unsecured debt rating (or if not available, corporate family rating) results in the lower applicable margins and commitment fee (with applicable margins and the commitment fee increasing as that ratio increases or those ratings decline, as applicable). On October 28, 2021, the Company further amended the Senior Credit Facility to replace LIBOR for euros with the EURIBOR benchmark rate.

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

As of December 31, 2021, amounts utilized under the Senior Credit Facility included zero borrowings and $1,432 of standby letters of credit related to various insurance contracts and foreign vendor commitments. Any outstanding borrowings under the Company’s U.S. and European commercial paper programs reduce the availability of the Senior Credit Facility. Including commercial paper borrowings, the Company has utilized $615,291 under the Senior Credit Facility resulting in a total of $1,184,709 available as of December 31, 2021.

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

The proceeds from the issuance of commercial paper notes will be available for general corporate purposes. As of December 31, 2021, there was $598,000 outstanding under the U.S. commercial paper program, and the euro equivalent of $15,859 under the European program. The weighted-average interest rate and maturity period for the U.S. program were 0.37% and 20.5 days, respectively. The weighted-average interest rate and maturity period for the European program were (0.43)% and 25.1 days, respectively.

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

On June 9, 2015, the Company issued €500,000 aggregate principal amount of 2.00% Senior Notes (“2.00% Senior Notes”) due January 14, 2022. The 2.00% Senior Notes were senior unsecured obligations of the Company and ranked pari passu with all of the Company’s existing and future unsecured indebtedness. Interest on the 2.00% Senior Notes was payable annually in cash on January 14 of each year, commencing on January 14, 2016. The Company paid financing costs of $4,218 in connection with the 2.00% Senior Notes. These costs were deferred and were being amortized over the term of the 2.00% Senior Notes. On October 19, 2021, the Company redeemed at the par the remaining €500,000 outstanding principal of the 2.00% Senior Notes plus any unpaid interest, utilizing cash on hand.

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

The fair values and carrying values of the Company’s debt instruments are detailed as follows:

	At December 31, 2021		At December 31, 2020
	Fair Value	Carrying Value	Fair Value	Carrying Value
1.750% Senior Notes, payable June 12, 2027; interest payable annually	$601,037	566,380	635,664	615,006
3.625% Senior Notes, payable May 15, 2030; interest payable semi-annually	538,545	500,000	561,890	500,000
3.85% Senior Notes, payable February 1, 2023; interest payable semi-annually	615,630	600,000	638,844	600,000
2.00% Senior Notes, payable January 14, 2022; interest payable annually	—	—	624,680	615,006
2021 Floating Rate Notes, payable September 04, 2021; interest payable quarterly	—	—	368,738	369,004
U.S. commercial paper	598,000	598,000	—	—
European commercial paper	15,859	15,859	—	—
Finance leases and other	53,163	53,163	46,302	46,302
Unamortized debt issuance costs	(8,617)	(8,617)	(11,176)	(11,176)
Total debt	2,413,617	2,324,785	2,864,942	2,734,142
Less current portion of long term-debt and commercial paper	624,503	624,503	376,989	377,255
Long-term debt, less current portion	$1,789,114	1,700,282	2,487,953	2,356,887

The fair values of the Company’s debt instruments were estimated using market observable inputs, including quoted prices in active markets, market indices and interest rate measurements. Within the hierarchy of fair value measurements, these are Level 2 fair values.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

The aggregate maturities of total debt as of December 31, 2021 are as follows(1):

2022	$624,503
2023	609,994
2024	8,447
2025	7,062
2026	4,790
Thereafter	1,078,606
$2,333,402

(1) Debt maturity table excludes deferred loan costs.

(11) Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are as follows:

	December 31, 2021	December 31, 2020
Outstanding checks in excess of cash	$3,005	5,672
Accounts payable, trade	1,228,621	1,016,897
Accrued expenses	666,209	566,052
Product warranties	45,215	54,692
Accrued interest	17,940	30,403
Accrued compensation and benefits	256,428	222,235
Total accounts payable and accrued expenses	$2,217,418	1,895,951

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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

The components of lease costs for the twelve months ended December 31, 2021, 2020 and 2019, respectively, are as follows:

December 31, 2021	Cost of Goods Sold	Selling, General and Administrative	Total
Operating lease costs
Fixed	$20,130	104,651	124,781
Short-term	13,415	18,434	31,849
Variable	7,949	30,127	38,076
Sub-leases	(529)	(1,113)	(1,642)
	$40,965	152,099	193,064

	Depreciation and Amortization	Interest	Total
Finance lease costs
Amortization of leased assets	$9,193	—	9,193
Interest on lease liabilities	—	772	772
	$9,193	772	9,965
Net lease costs			$203,029

December 31, 2020	Cost of Goods Sold	Selling, General and Administrative	Total
Operating lease costs
Fixed	$25,067	102,504	127,571
Short-term	11,633	16,021	27,654
Variable	8,285	30,036	38,321
Sub-leases	(411)	(741)	(1,152)
	$44,574	147,820	192,394

	Depreciation and Amortization	Interest	Total
Finance lease costs
Amortization of leased assets	$6,423	—	6,423
Interest on lease liabilities	—	690	690
	$6,423	690	7,113
Net lease costs			$199,507

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

December 31, 2019	Cost of Goods Sold	Selling, General and Administrative	Total
Operating lease costs
Fixed	$30,002	97,988	127,990
Short-term	9,725	13,933	23,658
Variable	8,123	29,852	37,975
Sub-leases	(311)	(537)	(848)
	$47,539	141,236	188,775

	Depreciation and Amortization	Interest	Total
Finance lease costs
Amortization of leased assets	$4,015	—	4,015
Interest on lease liabilities	—	491	491
	$4,015	491	4,506
Net lease costs			$193,281

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

Supplemental balance sheet information related to leases is as follows:

	Classification	At December 31, 2021	At December 31, 2020
Assets
Operating Leases
Right of use operating lease assets	Right of use operating lease assets	$389,967	323,138
Finance Leases
Property, plant and equipment, gross	Property, plant and equipment	67,984	58,170
Accumulated depreciation	Accumulated depreciation	(19,902)	(12,498)
Property, plant and equipment, net	Property, plant and equipment, net	48,082	45,672
Total lease assets		$438,049	368,810

Liabilities
Operating Leases
Other current	Current operating lease liabilities	$104,434	98,042
Non-current	Non-current operating lease liabilities	297,390	234,726
Total operating liabilities		401,824	332,768
Finance Leases
Short-term debt	Short-term debt and current portion of long-term debt	9,560	8,025
Long-term debt	Long-term debt, less current portion	38,390	38,098
Total finance liabilities		47,950	46,123
Total lease liabilities		$449,774	378,891

Maturities of lease liabilities as of December 31, 2021 are as follows:

Year ending December 31,	Finance Leases	Operating Leases	Total
2022	$10,223	120,754	130,977
2023	9,393	98,769	108,162
2024	7,696	73,884	81,580
2025	6,210	56,853	63,063
2026	4,624	40,452	45,076
Thereafter	13,112	36,489	49,601
Total lease payments	51,258	427,201	478,459
Less imputed interest	3,308	25,377
Present value, Total	$47,950	401,824

The Company had approximately $10,969 of leases that commenced after December 31, 2021 that created rights and obligations to the Company. These leases are not included in the above maturity schedule.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

Lease term and discount rate are as follows:

	At December 31, 2021	At December 31, 2020
Weighted Average Remaining Lease Term
Operating Leases	4.7 years	4.5 years
Finance Leases	7.2 years	7.7 years

Weighted Average Discount Rate
Operating Leases	2.4%	2.8%
Finance Leases	1.3%	1.4%

Supplemental cash flow information related to leases was as follows:

	Twelve Months Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$122,886	124,708	127,213
Operating cash flows from finance leases	772	690	349
Financing cash flows from finance leases	9,289	6,386	3,975
Right of use assets obtained in exchange for lease obligations:
Operating leases	186,605	110,036	133,959
Finance leases	13,395	18,248	20,464
Amortization:
Amortization of right of use operating lease assets(1)	115,650	113,898	109,884

(1) Amortization of Right of use operating lease assets during the period is reflected in Other assets and prepaid expenses on the Consolidated Statements of Cash Flows.

(13) Stock-Based Compensation

The Company recognized compensation expense for all share-based payments granted for the years ended December 31, 2021, 2020 and 2019 based on the grant-date fair value estimated in accordance with the provisions of ASC 718-10. Compensation expense is recognized on a straight-line basis over the options’ or other awards’ estimated lives for fixed awards with ratable vesting provisions.

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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

Restricted Stock Plans

A summary of the Company’s RSUs under the Company’s long-term incentive plans as of December 31, 2021, and changes during the year then ended is presented as follows:

	Shares	Weighted average grant date fair value	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Restricted Stock Units outstanding, December 31, 2020	375	$122.84
Granted	194	176.73
Released	(105)	192.78
Forfeited	(25)	145.76
Restricted Stock Units outstanding, December 31, 2021	439	$128.62	1.3	$79,950
Expected to vest as of December 31, 2021	418		1.3	$76,235
The Company recognized stock-based compensation costs related to the issuance of RSUs of $25,651 ($18,982, net of taxes), $19,697 ($14,576, net of taxes) and $23,620 ($17,479, net of taxes) for the years ended December 31, 2021, 2020 and 2019, respectively, which has been allocated to selling, general and administrative expenses and cost of goods sold. Pre-tax unrecognized compensation expense for unvested RSUs granted to employees, net of estimated forfeitures, was $20,086 as of December 31, 2021, and will be recognized as expense over a weighted-average period of approximately 1.61 years.

Additional information relating to the Company’s RSUs under the Company’s long-term incentive plans are as follows:

	2021	2020	2019
Restricted Stock Units outstanding, January 1	375	362	446
Granted	194	192	187
Released	(105)	(146)	(230)
Forfeited	(25)	(33)	(41)
Restricted Stock Units outstanding, December 31	439	375	362
Expected to vest as of December 31	418	361	356
During 2021, 2020 and 2019, shares were awarded each year to certain non-employee directors in lieu of cash for their annual retainers. The total number of shares were 3, 2, and 1, respectively.

The Company has not granted stock options since the year ended December 31, 2012. At December 31, 2021, there were no options to acquire shares outstanding.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

(14) Other Expense (Income)
Following is a summary of other expense (income):

	2021	2020	2019
Foreign currency losses (gains), net	$6,298	7,815	(7,190)
Release of indemnification asset	—	—	(304)
Impairment of joint venture in Brazil	—	3,599	—
Impairment of net investment in a manufacturer and distributor of Ceramic tile in China(1)	—	—	59,906
Resolution of foreign non-income tax contingencies	(6,211)	—	—
All other, net	(12,321)	(12,165)	(16,005)
Total other expense (income), net	$(12,234)	(751)	36,407

(1) During 2019, the Company determined that its net investment in a manufacturer and distributor of ceramic tile in China was impaired and therefore recorded a net impairment charge of $59,906.

(15) Income Taxes
Following is a summary of earnings before income taxes for United States and foreign operations:

	2021	2020	2019
United States	$380,632	94,829	163,764
Foreign	909,361	489,545	585,781
Earnings before income taxes	$1,289,993	584,374	749,545

Income tax expense (benefit) for the years ended December 31, 2021, 2020 and 2019 consists of the following:

	2021	2020	2019
Current income taxes:
U.S. federal	$93,085	(33,821)	19,936
State and local	24,904	7,794	12,659
Foreign	143,385	72,350	80,221
Total current	261,374	46,323	112,816
Deferred income taxes:
U.S. federal	(2,655)	14,533	11,993
State and local	13,306	112	15,371
Foreign	(15,580)	7,679	(135,206)
Total deferred	(4,929)	22,324	(107,842)
Total income tax expense	$256,445	68,647	4,974

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

The geographic dispersion of earnings and losses contributes to the annual changes in the Company’s effective tax rates. Approximately 30% of the Company’s current year earnings before income taxes was generated in the United States. The Company is also subject to taxation in other jurisdictions where it has operations, including Australia, Belgium, Brazil, Bulgaria, France, Ireland, Italy, Luxembourg, Malaysia, Mexico, the Netherlands, New Zealand, Poland, Russia, Spain and the United Kingdom. The effective tax rates that the Company accrues in these jurisdictions vary widely, but they are generally lower than the Company’s overall effective tax rate. The Company’s domestic effective tax rates for the years ended December 31, 2021, 2020 and 2019 were 33.8%, (12.0)%, and 36.6%, respectively, and its non-U.S. effective tax rates for the years ended December 31, 2021, 2020 and 2019 were 14.1%, 16.3%, and (9.4)%, respectively. The difference in rates applicable in foreign jurisdictions results from a number of factors, including lower statutory rates, historical loss carry-forwards, financing arrangements, and other factors. The Company’s effective tax rate has been and will continue to be impacted by the geographical dispersion of the Company’s earnings and losses. To the extent that domestic earnings increase while the foreign earnings remain flat or decrease, or increase at a lower rate, the Company’s effective tax rate will increase.

Income tax expense (benefit) attributable to earnings before income taxes differs from the amounts computed by applying the U.S. statutory federal income tax rate to earnings before income taxes as follows:

	2021	2020	2019
Income taxes at statutory rate	$270,898	122,719	157,404
State and local income taxes, net of federal income tax benefit	25,658	8,081	22,185
Foreign income taxes(a)	(34,981)	(57,898)	(17,276)
Change in valuation allowance	5,947	35,381	(21,975)
European Restructuring(b)	—	—	(136,194)
Loss on previously taxed earnings	—	(10,346)	—
Carryback rate differential(c)	(15,743)	(33,739)	—
Global intangible low-taxed income	34,400	2,500	6,000
Italy Step-up Adjustment(d)	(22,163)	—	—
Tax contingencies and audit settlements, net	12,505	6,779	6,686
Other, net	(20,076)	(4,830)	(11,856)
	$256,445	68,647	4,974
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
(d) The company realized a one-time Italian step-up benefit allowing for the realignment of tax asset values.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2021 and 2020 are presented below:

	2021	2020
Deferred tax assets:
Accounts receivable	$16,550	14,384
Inventories	38,388	44,597
Employee benefits	54,865	39,526
Accrued expenses and other	73,983	103,892
Deductible state tax and interest benefit	7,206	4,042
Intangibles	135,777	152,499
Lease liabilities	106,753	91,359
Federal, foreign and state net operating losses and credits	408,434	433,822
Gross deferred tax assets	841,956	884,121
Valuation allowance	(236,357)	(267,838)
Net deferred tax assets	605,599	616,283
Deferred tax liabilities:
Inventories	(23,484)	(17,403)
Plant and equipment	(467,451)	(489,240)
Intangibles	(188,417)	(197,009)
Right of use assets	(101,935)	(87,351)
Prepaids	(45,077)	(56,140)
Other liabilities	(67,914)	(46,121)
Gross deferred tax liabilities	(894,278)	(893,264)
Net deferred tax liability	$(288,679)	(276,981)

The Company evaluates its ability to realize the tax benefits associated with deferred tax assets by analyzing its forecasted taxable income using both historic and projected future operating results, the reversal of existing temporary differences, taxable income in prior carry-back years (if permitted) and the availability of tax planning strategies. The valuation allowance as of December 31, 2021, and 2020 is $236,357 and $267,838, respectively. The valuation allowance as of December 31, 2021 relates to the net deferred tax assets of certain of the Company’s foreign subsidiaries as well as certain state net operating losses and tax credits. The total change in the 2021 valuation allowance was a decrease of $31,481 related to tax rate changes, foreign currency translation, and other activities. The total change in the 2020 valuation allowance was an increase of $35,642 related to tax rate changes, foreign currency translation, and other activities.
Management believes it is more likely than not that the Company will realize the benefits of its deferred tax assets, net of valuation allowances, based upon the expected reversal of deferred tax liabilities and the level of historic and forecasted taxable income over periods in which the deferred tax assets are deductible.
As of December 31, 2021, the Company has state net operating loss carry forwards and state tax credits with potential tax benefits of $44,186, net of federal income tax benefit; these carry forwards expire over various periods based on taxing jurisdiction. A valuation allowance totaling $22,851 has been recorded against these state deferred tax assets as of December 31, 2021. In addition, as of December 31, 2021, the Company has credits and net operating loss carry forwards in the U.S. with potential tax benefits of $6,173 and in various foreign jurisdictions with potential tax benefits of $1,596,351. A valuation allowance of $5,882 and $207,624, respectively, has been recorded against these deferred tax assets as of December 31, 2021.
As a result of the redemption of hybrid instruments in response to changes in global tax regimes, the Company has an ASC 740-10 liability of $1,238,277 for the full tax effected loss on the hybrid instrument in the Tax Uncertainties section below. This ASC 740-10-45 liability is recorded as a reduction to the related deferred tax asset in the financial statements as a result of management’s determination that it is not more likely than not that the benefit will be realized.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

The Company has no intentions or plans to repatriate foreign earnings and continues to assert that historical earnings of its foreign subsidiaries as of December 31, 2021 are permanently reinvested. Should the remaining earnings be distributed in the form of dividends in the future, the Company might be subject to withholding taxes (possibly offset by U.S. foreign tax credits) in various foreign jurisdictions, but the Company would not expect incremental U.S. federal or state taxes to be accrued on these previously taxed earnings.

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

As of December 31, 2021, the Company’s gross amount of unrecognized tax benefits is $1,296,523, excluding interest and penalties. If the Company were to prevail on all uncertain tax positions, $45,147 of the unrecognized tax benefits would affect the Company’s effective tax rate, exclusive of any benefits related to interest and penalties.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2021	2020
Balance as of January 1	$1,388,391	1,260,970
Additions based on tax positions related to the current year	458	1,694
Additions for tax positions of acquired companies	—	—
Additions for tax positions of prior years	18,001	7,663
Transition tax planning initiatives	—	—
Reductions resulting from the lapse of the statute of limitations	(3,336)	(1,239)
Reductions due to Luxembourg tax rate change	—	—
Settlements with taxing authorities	—	(497)
Effects of foreign currency translation	(106,991)	119,800
Balance as of December 31	$1,296,523	1,388,391

As a result of the redemption of hybrid instruments in response to changes in global tax regimes, the Company has an ASC 740-10 liability for the full tax effected loss on hybrid instruments. This ASC 740-10-45 liability is recorded as a reduction to the related deferred tax asset in the financial statements as a result of management’s determination that it is not more likely than not that the benefit will be realized. The tax effected loss was adjusted for foreign currency translation changes in 2021, resulting in an updated balance of $1,238,277 as of December 31, 2021.

As of December 31, 2021 and 2020, the Company has $14,494 and $11,485, respectively, accrued for the payment of interest and penalties, excluding the federal tax benefit of interest deductions where applicable. During the years ended December 31, 2021, 2020 and 2019, the Company accrued interest and penalties through income tax expense of $3,236, $(695) and $5,368, respectively.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

The Company believes that its unrecognized tax benefits could decrease by $19,510 within the next twelve months. The Internal Revenue Service has initiated its audit of the Company’s 2019 and 2020 tax years. As permitted by the CARES Act, the company carried back its 2020 taxable losses to tax years before the corporate income tax rate was lowered by the Tax Cut and Jobs Act. Federal income tax matters related to years prior to 2014 have been effectively settled. Various other state and foreign income tax returns are open to examination for various years.

Belgian Tax Matter

The Company has been in a dispute with the Belgian Tax Authority (the “BTA”) regarding the proper tax treatment of the royalty income arising from intellectual property (“IP”) owned by a Luxembourg subsidiary, Flooring Industries Limited Sarl (“FIL”). The BTA had assessed Unilin BV for the calendar years ending December 2005 through 2010 in an amount totaling €223,321 (including penalties but excluding interest), alleging that Unilin BV inappropriately transferred valuable IP to FIL and income associated with that IP should be taxed in Belgium. Unilin BV challenged all of these assessments and prevailed both in the Court of First Appeal in Bruges and in the Ghent Court of Appeal. In 2021, the BTA indicated it will not appeal these cases to the Supreme Court and has withdrawn all of the assessments for 2005 through 2010. Consequently, all of those tax years are now closed.

Having lost under its original theory, the BTA is in the process of initiating new assessments for later years against FIL rather than Unilin BV. The BTA now alleges that FIL had a taxable presence in Belgium and should be taxed on royalties received in respect of its IP. The BTA issued initial assessments in December 2020 and June 2021 that totaled €371,696 (including penalties but excluding interest) for calendar years ending December 2013 through 2018. However, in November and December of 2021, the BTA cancelled these assessments and issued a new notice of change that totals €182,594 (including penalties but excluding interest) for those years using different calculations. The Company expects an additional assessment for 2019. Under the statute of limitations, the BTA may not assess FIL for any years prior to 2013, and the Company believes that FIL’s statute of limitations is closed for 2013 through 2016, although this will be a point of contention with the BTA. These assessments would involve the same underlying facts at issue in the above referenced cases where Unilin BV prevailed at two different levels. Consequently, the Company believes that its tax position in Belgium was correct and will persist with its vigorous defense.

When the BTA issues tax assessments, Belgian tax law requires assurances that the taxes can be paid even while they are being disputed. Consequently, the BTA has placed liens on various properties of Unilin BV to support the original assessments discussed above. Since those assessments have been nullified by the courts, the accompanying liens will be withdrawn. Since FIL does not have property in Belgium, the BTA may require assurances from FIL to support the new assessments for 2013 through 2019. These assurances may take the form of a bond or bank guarantees.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

(16) Commitments and Contingencies

The Company had approximately $1,432 and $787 in standby letters of credit for various insurance contracts and commitments to foreign vendors as of December 31, 2021 and 2020, respectively that expire within two years.

The Company is involved in various lawsuits, claims, investigations and other legal matters from time to time in the regular course of its business. Except as noted below and in Note 15, Income Taxes Belgian Tax Matter, there are no material legal proceedings pending or known by the Company to be contemplated to which the Company is a party or to which any of its property is subject.

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

Putative Securities Class Action

On January 3, 2020, the Company and certain of its executive officers were named as defendants in a putative shareholder class action lawsuit filed in the United States District Court for the Northern District of Georgia (the “Securities Class Action”). The complaint alleges that defendants violated the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making materially false and misleading statements and that the officers are control persons under Section 20(a) of the Securities Exchange Act of 1934. The complaint is filed on behalf of shareholders who purchased shares of the Company’s common stock between April 28, 2017 and July 25, 2019 (“Class Period”). On June 29, 2020, an amended complaint was filed in the Securities Class Action against Mohawk and its CEO Jeff Lorberbaum, based on the same claims and the same Class Period. The amended complaint alleges that the Company (1) engaged in fabricating revenues by attempting delivery to customers that were closed and recognizing these attempts as sales; (2) overproduced product to report higher operating margins and maintained significant inventory that was not salable; and (3) valued certain inventory improperly or improperly delivered inventory with knowledge that it was defective and customers would return it. On October 27, 2020, defendants filed a motion to dismiss the amended complaint. On September 29, 2021, the court issued an order granting in part and denying the defendants’ motion to dismiss the amended complaint. Defendants filed an answer to the amended complaint on November 12, 2021, and fact discovery is ongoing. On January 26, 2022, Lead Plaintiff moved for class certification, to

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

appoint itself as class representative, and for appointment of class counsel. The Company intends to vigorously defend against the claims.

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

Georgia State Court Investor Actions

The Company and certain of its present and former executive officers were named as defendants in certain investor actions, filed in the State Court of Fulton County of the State of Georgia on April 22, 2021 and April 23, 2021. Four complaints brought on behalf of purported former Mohawk stockholders each allege that defendants defrauded the respective plaintiffs through false or misleading statements and thereby induced plaintiffs to purchase Company stock at artificially inflated prices. The allegations are similar to those of the Securities Class Action pending in the United States District Court for the Northern District of Georgia. The claims alleged include fraud, negligent misrepresentation, violations of the Georgia Securities Act, and violations of the Georgia Racketeering and Corrupt Organizations statute. Plaintiffs in the investor actions seek compensatory and punitive damages. On June 28, 2021, defendants filed motions to dismiss each of the four complaints and answers to the same. On October 5, 2021, all four investor actions were transferred by the State Court of Fulton County to the Metro Atlanta Business Case Division, where fact discovery is ongoing. On January 28, 2022, the Court granted in part and denied in part the motions to dismiss, dismissing the Georgia Securities Act claims as to all defendants, and the negligent misrepresentation claim as to the Company. The Company intends to vigorously defend against the claims.

Separate Federal Action

The Company and certain of its present and former executive officers were named as defendants in an additional non-class action lawsuit filed in the United States District Court for the Northern District of Georgia on June 22, 2021. The complaint is brought on behalf of a group of purported former Mohawk stockholders and alleges that defendants defrauded the plaintiffs through false or misleading statements and thereby induced plaintiffs to purchase Company stock at artificially inflated prices. The allegations are similar to those of the Securities Class Action. The federal law claims alleged include violations of Sections 10(b) and 18 of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making materially false and misleading statements and that the officers are control persons under Section 20(a) of the Securities Exchange Act of 1934. The state law claims alleged include fraud, negligent misrepresentation, violations of the Georgia Securities Act, and violations of the Georgia Racketeering and Corrupt Organizations statute. Plaintiffs in the lawsuit seek compensatory and punitive damages and attorneys’ fees. On December 13, 2021, defendants filed motions to dismiss the complaint, which remain pending. The Company intends to vigorously defend against the claims.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

Derivative Actions

The Company and certain of its executive officers and directors were named as defendants in certain derivative actions filed in the United States District Court for the Northern District of Georgia on May 18, 2020 and August 6, 2020, respectively (the “NDGA Derivative Actions”), and in the Superior Court of Gordon County of the State of Georgia on March 3, 2021 and July 12, 2021 (the “Georgia Derivative Actions”). The complaints allege that defendants breached their fiduciary duties to the Company by causing the Company to issue materially false and misleading statements. The complaints are filed on behalf of the Company and seek to remedy fiduciary duty breaches occurring from April 28, 2017 – July 25, 2019. On July 20, 2020, the court in the NDGA Derivative Actions granted a temporary stay of the litigation. On October 21, 2020, the court entered an order consolidating the NDGA Derivative Actions and appointing Lead Counsel. Other shareholders of record jointly moved to intervene in the derivative actions to stay the proceedings. On September 28, 2021, the court in the NDGA Derivative Actions issued an order granting the request to intervene. On April 8, 2021, the court in the first-filed of the Georgia Derivative Actions granted a temporary stay of the litigation. On January 18, 2022, the Court in the NDGA Derivative Actions lifted the temporary stay of the litigation. On January 20, 2022, the court in the second-filed of the Georgia Derivative Actions entered an order on scheduling requiring defendants to file and serve their response to the complaint on February 21, 2022. The Company intends to vigorously defend against the claims.

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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

(17) Consolidated Statements of Cash Flows Information
Supplemental disclosures of cash flow information are as follows:

	2021	2020	2019
Net cash paid during the years for:
Interest	$75,514	44,584	45,241
Income taxes	$323,718	106,891	123,974

Supplemental schedule of non-cash investing and financing activities:
Unpaid property plant and equipment in accounts payable and accrued expenses	$117,084	90,767	104,823

Fair value of net assets acquired in acquisition	$176,924	—	107,290
Liabilities assumed in acquisition	(52,955)	—	(31,053)
	$123,969	—	76,237

(18) Segment Reporting
The Company has three reporting segments: the Global Ceramic Segment, the Flooring NA Segment and the Flooring ROW Segment. The Global Ceramic Segment designs, manufactures, sources and markets a broad line of ceramic tile, porcelain tile, natural stone, porcelain slabs, quartz countertops and other products, which it distributes primarily in North America, Europe, South America and Russia through its network of regional distribution centers and Company-operated service centers using company-operated trucks, common carriers or rail transportation. The segment’s product lines are sold through Company-operated service centers, independent distributors, home center retailers, tile and flooring retailers and contractors. The Flooring NA Segment designs, manufactures, sources and markets its floor covering product lines, including carpets, rugs, carpet pad, laminate, resilient (includes sheet vinyl and LVT) and wood flooring, which it distributes through its network of regional distribution centers and satellite warehouses using company-operated trucks, common carriers or rail transportation. The segment’s product lines are sold through various selling channels, including independent floor covering retailers, distributors, home centers, mass merchandisers, department stores, shop at home, buying groups, commercial contractors and commercial end users. The Flooring ROW Segment designs, manufactures, sources, licenses and markets laminate, sheet vinyl, LVT, wood flooring, roofing elements, insulation boards, medium-density fiberboard (“MDF”), chipboards other wood products, which it distributes primarily in Europe, Australia, New Zealand and Russia through various selling channels, which include retailers, company-operated distributors, independent distributors and home centers.

The accounting policies for each operating segment are consistent with the Company’s policies for the consolidated financial statements. Amounts disclosed for each segment are prior to any elimination or consolidation entries. Corporate general and administrative expenses attributable to each segment are estimated and allocated accordingly. Segment performance is evaluated based on operating income. No single customer accounted for more than 10% of net sales for the years ended December 31, 2021, 2020 or 2019.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

Segment information is as follows:

	2021	2020	2019
Assets:
Global Ceramic Segment	$5,160,776	5,250,069	5,419,896
Flooring NA Segment	4,125,960	3,594,976	3,823,654
Flooring ROW Segment	4,361,741	4,194,447	3,925,246
Corporate and intersegment eliminations	576,040	1,288,259	217,884
Total	$14,224,517	14,327,751	13,386,680

Geographic net sales:
United States	$6,181,628	5,530,407	5,822,593
Europe	3,117,892	2,486,770	2,532,239
Russia	450,010	385,830	385,395
Other	1,451,083	1,149,190	1,230,445
Total	$11,200,613	9,552,197	9,970,672

Long-lived assets: (1)
United States	$3,334,256	3,303,197	3,391,676
Belgium	1,783,259	1,808,571	1,645,104
Other	2,127,259	2,130,292	2,232,164
Total	$7,244,774	7,242,060	7,268,944

Net sales by product categories:
Ceramic & Stone	$3,938,654	3,457,203	3,686,645
Carpet & Resilient	4,294,042	3,735,888	3,921,769
Laminate & Wood	1,852,766	1,538,967	1,501,077
Other (2)	1,115,151	820,139	861,181
Total	$11,200,613	9,552,197	9,970,672

Net sales:
Global Ceramic Segment	$3,917,319	3,432,756	3,631,142
Flooring NA Segment	4,116,405	3,594,075	3,843,714
Flooring ROW Segment	3,166,889	2,525,366	2,495,816
Total	$11,200,613	9,552,197	9,970,672
(1)Long-lived assets are composed of property, plant and equipment - net, and goodwill.
(2)Other includes roofing elements, insulation boards, chipboards and IP contracts.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

	2021	2020	2019
Operating income (loss):
Global Ceramic Segment	$403,135	167,731	335,639
Flooring NA Segment	407,577	147,442	177,566
Flooring ROW Segment	571,126	366,934	353,666
Corporate and intersegment eliminations	(46,827)	(46,105)	(39,647)
Total	$1,335,011	636,002	827,224

Depreciation and amortization:
Global Ceramic Segment	$210,634	215,488	211,679
Flooring NA Segment	211,872	214,599	204,689
Flooring ROW Segment	156,700	164,701	145,417
Corporate	12,505	12,719	14,667
Total	$591,711	607,507	576,452

Capital expenditures (excluding acquisitions):
Global Ceramic Segment	$167,224	121,418	244,026
Flooring NA Segment	327,691	186,179	148,820
Flooring ROW Segment	164,318	113,378	147,118
Corporate	16,887	4,582	5,498
Total	$676,120	425,557	545,462

(19) Subsequent Event

On February 10, 2022, the Company's Board of Directors approved a new share repurchase program, authorizing the Company to repurchase up to $500 million of its common stock (the "2022 Share Repurchase Program"). As of February 10, 2022, there remained zero authorized under the 2021 Share Repurchase Program.

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

Under the supervision and with the participation of management, including the Company’s Principal Executive Officer and Principal Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s internal control over financial reporting as of December 31, 2021.  In conducting this evaluation, the Company used the framework set forth in the report titled “Internal Control - Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the results of this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit report which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B.Other Information

None

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to information contained in the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders under the following headings: “Election of Directors—Director, Director Nominee and Executive Officer Information,” “—Nominees for Director,” “—Continuing Directors,” “—Contractual Obligations with respect to the Election of Directors”, “—Executive Officers,” “—Meetings and Committees of the Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Audit Committee” and “Corporate Governance.” The Company has adopted the Mohawk Industries, Inc. Standards of Conduct and Ethics, which applies to all of its directors, officers and employees. The standards of conduct and ethics are publicly available on the Company’s website at http://www.mohawkind.com and will be made available in print to any stockholder who requests them without charge. If the Company makes any substantive amendments to the standards of conduct and ethics, or grants any waiver, including any implicit waiver, from a provision of the standards required by regulations of the Commission to apply to the Company’s chief executive officer, chief financial officer or chief accounting officer, the Company will disclose the nature of the amendment or waiver on its website. The Company may elect to also disclose the amendment or waiver in a report on Form 8-K filed with the SEC. The Company has adopted the Mohawk Industries, Inc. Board of Directors Corporate Governance Guidelines, which are publicly available on the Company’s website and will be made available to any stockholder who requests it.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to information contained in the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders under the following headings: “Compensation Discussion and Analysis,” “Executive Compensation—Summary Compensation Table,” “—Grants of Plan Based Awards,” “—Outstanding Equity Awards at Year End,” “—Option Exercises and Stock Vested,” “—Nonqualified Deferred Compensation,” “—Certain Relationships and Related Transactions,” “—Compensation Committee Interlocks and Insider Participation,” “—Compensation Committee Report” and “Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to information contained in the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders under the following headings: “Executive Compensation—Equity Compensation Plan Information,” and “—Principal Stockholders of the Company.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to information contained in the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders under the following heading: “Election of Directors—Meetings and Committees of the Board of Directors,” and “Executive Compensation—Certain Relationships and Related Transactions.”

Item 14.Principal Accounting Fees and Services

Our independent registered public accounting firm is KPMG LLP, Atlanta, GA, Auditor ID: 185.

The information required by this item is incorporated by reference to information contained in the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders under the following heading: “Audit Committee—Principal Accountant Fees and Services” and “Election of Directors—Meetings and Committees of the Board of Directors.”

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

*4.1
Indenture, dated as of January 31, 2013, by and between Mohawk Industries, Inc. and U.S. Bank National Association, as Trustee (Incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated January 31, 2013.)

*4.2
First Supplemental Indenture, dated as of January 31, 2013, by and between Mohawk Industries, Inc. and U.S. Bank National Association, as Trustee (Incorporated herein by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated January 31, 2013.)

*4.3	Form of Note for the 3.850% Senior Notes due 2023 (Incorporated herein by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K dated January 31, 2013.)

*4.4
Third Supplemental Indenture, dated as of May 14, 2020, by and between Mohawk Industries, Inc. and U.S. Bank National Association, as trustee. (Incorporated herein by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on May 18, 2020.)

*4.5	Form of Note for the 3.625% Senior Notes due 2030 (Incorporated herein by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K dated May 18, 2020.)

*4.6
Indenture, dated as of September 11, 2017, by and among Mohawk Capital Finance S.A., as issuer, Mohawk Industries, Inc., as parent guarantor and U.S. Bank National Association, as trustee. (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 11, 2017.)

*4.7
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

*4.8	Form of Note for the 1.750% Senior Notes due 2027 (Incorporated herein by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K dated June 12, 2020.)

4.9	Description of Registrant’s Securities.

*10.1	Registration Rights Agreement by and among Mohawk and the former shareholders of Aladdin. (Incorporated herein by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K (File No. 001-13697) for the fiscal year ended December 31, 1993.)

*10.2	Waiver Agreement between Alan S. Lorberbaum and Mohawk dated as of March 23, 1994 to the Registration Rights Agreement dated as of February 25, 1994 between Mohawk and those other persons who are signatories thereto. (Incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q (File No. 001-13697) for the quarter ended July 2, 1994.)

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

*10.4
First Amendment to Second Amended and Restated Credit Agreement, dated as of April 7, 2020, by and among the Company and certain of its subsidiaries, as borrowers, Wells Fargo Bank, National Association, as administrative agent, swing line lender, and an L/C issuer, and the other lenders party thereto. (Incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on April 13, 2020.)

*10.5
Second Amendment to Second Amended and Restated Credit Agreement, dated as of May 7, 2020, by and among the Company and certain of its subsidiaries, as borrowers, Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto. (Incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on May 7, 2020.)

10.6
Third Amendment to Second Amended and Restated Credit Agreement, dated as of October 28, 2021, by and among the Company and certain of its subsidiaries, as borrowers, Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto.

Exhibits Related to Executive Compensation Plans, Contracts and other Arrangements:

*10.7
Service Agreement dated December 18, 2018, by and between Mohawk International Services BVBA and Comm. V. “Bernard Thiers”. (Incorporated herein by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.)

*10.8
Employment Agreement dated December 29, 2018, by and between Mohawk Carpet, LLC and Paul F. De Cock (Incorporated herein by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.)

*10.9
The Mohawk Industries, Inc. Senior Management Deferred Compensation Plan, as amended and restated as of January 1, 2015. (Incorporated herein by reference to Exhibit 10.19 in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2015.)

10.10	Mohawk Industries, Inc. Non-Employee Director Stock Compensation Plan.

*10.11
Mohawk Industries, Inc. 2007 Incentive Plan (Incorporated herein by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-13697) filed with the Securities and Exchange Commission on April 9, 2007.)

*10.12
Mohawk Industries, Inc. 2012 Incentive Plan (Incorporated herein by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-13697) filed with the Securities and Exchange Commission on April 3, 2012.)

*10.13
Mohawk Industries, Inc. 2017 Incentive Plan (Incorporated herein by reference to Annex B of the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-13697) filed with the Securities and Exchange Commission on April 6, 2017.)

21	Subsidiaries of the Registrant.

22	Subsidiary Guarantors.

23.1	Consent of Independent Registered Public Accounting Firm (KPMG LLP).

31.1	Certification Pursuant to Rule 13a-14(a).

31.2	Certification Pursuant to Rule 13a-14(a).

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1	Mine Safety Disclosure pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

*	Indicates exhibit incorporated by reference.
Item 16.Form 10-K Summary

None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mohawk Industries, Inc.
	By:	/s/ JEFFREY S. LORBERBAUM
February 23, 2022		Jeffrey S. Lorberbaum,
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 23, 2022	/s/ JEFFREY S. LORBERBAUM
Jeffrey S. Lorberbaum,
Chairman and Chief Executive Officer (principal executive officer)

February 23, 2022	/s/ JAMES F. BRUNK
James F. Brunk,
Chief Financial Officer (principal financial officer)

February 23, 2022	/s/ STEVEN H. LEE
Steven H. Lee,
Chief Accounting Officer and Corporate Controller (principal accounting officer)

February 23, 2022	/s/ BRUCE C. BRUCKMANN
Bruce C. Bruckmann, Director

February 23, 2022
Jerry W. Burris, Director

February 23, 2022	/s/ JOHN M. ENGQUIST
John M. Engquist, Director

February 23, 2022	/s/ JOSEPH A. ONORATO
Joseph A. Onorato, Director

February 23, 2022	/s/ WILLIAM H. RUNGE III
William Henry Runge III Director

February 23, 2022	/s/ KAREN A. SMITH BOGART
Karen A. Smith Bogart, Director

February 23, 2022	/s/ W. CHRISTOPHER WELLBORN
W. Christopher Wellborn, Director