Form 10-Q
period 2022-04-02
MOHAWK INDUSTRIES INC
filed 2022-04-29
CIK 851968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2022
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

The number of shares outstanding of the issuer’s common stock as of April 27, 2022, the latest practicable date, is as follows: 63,539,428 shares of common stock, $.01 par value.

MOHAWK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 2, 2022	December 31, 2021
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$230,559	268,895
Short-term investments	310,000	323,000
Receivables, net	2,044,698	1,839,985
Inventories	2,513,244	2,391,672
Prepaid expenses	447,358	394,649
Other current assets	18,880	20,156
Total current assets	5,564,739	5,238,357
Property, plant and equipment	9,240,329	9,250,587
Less: accumulated depreciation	4,687,717	4,613,722
Property, plant and equipment, net	4,552,612	4,636,865
Right of use operating lease assets	384,740	389,967
Goodwill	2,579,385	2,607,909
Tradenames	687,734	694,905
Other intangible assets subject to amortization, net	195,793	205,075
Deferred income taxes and other non-current assets	421,716	451,439
Total assets	$14,386,719	14,224,517

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$1,546,463	624,503
Accounts payable and accrued expenses	2,220,347	2,217,418
Current operating lease liabilities	104,823	104,434
Total current liabilities	3,871,633	2,946,355
Deferred income taxes	498,273	495,521
Long-term debt, less current portion	1,088,401	1,700,282
Non-current operating lease liabilities	293,239	297,390
Other long-term liabilities	347,570	356,753
Total liabilities	6,099,116	5,796,301
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $.01 par value; 60 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 150,000 shares authorized; 70,880 and 72,952 shares issued and outstanding in 2022 and 2021, respectively	709	729
Additional paid-in capital	1,913,518	1,911,131
Retained earnings	7,630,837	7,692,064
Accumulated other comprehensive loss	(1,048,599)	(966,952)
	8,496,465	8,636,972
Less: treasury stock at cost; 7,341 and 7,343 shares in 2022 and 2021, respectively	215,495	215,547
Total Mohawk Industries, Inc. stockholders’ equity	8,280,970	8,421,425
Nonredeemable noncontrolling interests	6,633	6,791
Total stockholders’ equity	8,287,603	8,428,216
Total liabilities and stockholders’ equity	$14,386,719	14,224,517
See accompanying notes to condensed consolidated financial statements

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	April 2, 2022	April 3, 2021
	(In thousands, except per share data)
Net sales	$3,015,663	2,669,026
Cost of sales	2,213,535	1,877,257
Gross profit	802,128	791,769
Selling, general and administrative expenses	481,327	474,254
Operating income	320,801	317,515
Interest expense	11,481	15,241
Other expense (income) net	2,438	(2,227)
Earnings before income taxes	306,882	304,501
Income tax expense	61,448	67,690
Net earnings including noncontrolling interests	245,434	236,811
Net earnings attributable to noncontrolling interests	105	4
Net earnings attributable to Mohawk Industries, Inc.	$245,329	236,807

Basic earnings per share attributable to Mohawk Industries, Inc.
Basic earnings per share attributable to Mohawk Industries, Inc.	$3.79	3.37
Weighted-average common shares outstanding—basic	64,686	70,179

Diluted earnings per share attributable to Mohawk Industries, Inc.
Diluted earnings per share attributable to Mohawk Industries, Inc.	$3.78	3.36
Weighted-average common shares outstanding—diluted	64,970	70,474
See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
	April 2, 2022	April 3, 2021
	(In thousands)
Net earnings including noncontrolling interests	$245,434	236,811
Other comprehensive income (loss):
Foreign currency translation adjustments	(82,447)	(160,654)
Prior pension and post-retirement benefit service cost and actuarial gain, net of tax	537	97
Other comprehensive loss	(81,910)	(160,557)
Comprehensive income	163,524	76,254
Comprehensive loss attributable to noncontrolling interests	(158)	(244)
Comprehensive income attributable to Mohawk Industries, Inc.	$163,682	76,498
See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	April 2, 2022	April 3, 2021
	(In thousands)
Cash flows from operating activities:
Net earnings including noncontrolling interests	$245,434	236,811
Adjustments to reconcile net earnings to net cash provided by operating activities:
Restructuring	898	4,256
Depreciation and amortization	141,415	151,216
Deferred income taxes	13,989	3,740
(Gain) loss on disposal of property, plant and equipment	(365)	2,522
Stock-based compensation expense	5,655	5,968
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	(225,922)	(138,764)
Inventories	(141,344)	(109,550)
Accounts payable and accrued expenses	39,908	122,748
Other assets and prepaid expenses	(23,259)	(34,432)
Other liabilities	(1,455)	15,090
Net cash provided by operating activities	54,954	259,605
Cash flows from investing activities:
Additions to property, plant and equipment	(129,470)	(114,735)
Acquisitions, net of cash acquired	951	(6,338)
Purchases of short-term investments	(933,000)	(698,698)
Redemption of short-term investments	946,000	486,489
Net cash used in investing activities	(115,519)	(333,282)
Cash flows from financing activities:
Payments on commercial paper	(2,667,668)	(32,633)
Proceeds from commercial paper	2,990,240	35,600
Net (payments) proceeds of other financing activities	(6,516)	852
Purchase of Mohawk common stock	(306,577)	(122,876)
Change in outstanding checks in excess of cash	(522)	(1,126)
Net cash provided by (used in) financing activities	8,957	(120,183)
Effect of exchange rate changes on cash and cash equivalents	13,272	(17,503)
Net change in cash and cash equivalents	(38,336)	(211,363)
Cash and cash equivalents, beginning of period	268,895	768,625
Cash and cash equivalents, end of period	$230,559	557,262

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

Interim Reporting

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto, and the Company’s description of critical accounting policies, included in the Company’s 2021 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. Results for interim periods are not necessarily indicative of the results for the year.

Hedges of Net Investments in Non-U.S. Operations

The Company has numerous investments outside the United States. The net assets of these subsidiaries are exposed to changes and volatility in currency exchange rates. The Company has in the past and might in the future use foreign currency denominated debt to hedge its non-U.S. net investments against adverse movements in exchange rates. In periods when the Company uses foreign currency denominated debt to hedge its non-U.S. net investments, the gains and losses on the Company’s net investments in its non-U.S. operations are economically offset by losses and gains on its foreign currency borrowings. Changes in the U.S. dollar value of the Company’s euro denominated debt are recorded in the foreign currency translation adjustment component of accumulated other comprehensive income or (loss). In June 2015, the Company designated its €500,000 2.00% Senior Notes borrowing as a net investment hedge of a portion of its European operations. On October 19, 2021, the Company redeemed at par the 2.00% Senior Notes, originally due on January 14, 2022, and paid the remaining €500,000 outstanding principal of the 2.00% Senior Notes, plus any unpaid interest, utilizing cash on hand. In connection with this repayment, the Company dedesignated its €500,000 2.00% Senior Notes borrowing as a net investment hedge of a portion of its European operations. For the three months ended April 3, 2021, the change in the U.S. dollar value of the Company’s euro denominated debt was a decrease of $27,047 ($20,694 net of taxes).

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Acquisitions

2021 Acquisitions

During 2021, the Company made acquisitions in the Flooring Rest of the World (“Flooring ROW”) Segment totaling $123,018, including the acquisition of an insulation manufacturer, on September 7, 2021 for $66,334 and the acquisition of an MDF production plant on November 2, 2021 for $46,348. The Company’s acquisition resulted in a goodwill allocation of $54,527 and an intangible asset subject to amortization of $19,910. The goodwill is not expected to be deductible for tax purposes. The remaining acquisitions resulted in goodwill of $1,672 and intangible assets subject to amortization of $5,596.

3. Revenue from Contracts with Customers

Contract Liabilities

The Company records contract liabilities when it receives payment prior to fulfilling a performance obligation. Contract liabilities related to revenues are recorded in accounts payable and accrued expenses on the accompanying condensed consolidating balance sheets. The Company had contract liabilities of $74,165 and $65,744 as of April 2, 2022 and December 31, 2021, respectively.

Performance Obligations

Substantially all of the Company’s revenue is recognized at a point in time when the product is either shipped or received from the Company’s facilities and control of the product is transferred to the customer. Accordingly, in any period, the Company does not recognize a significant amount of revenue from performance obligations satisfied or partially satisfied in prior periods and the amount of such revenue recognized during the three months ended April 2, 2022 and April 3, 2021 was immaterial.

Costs to Obtain a Contract

The Company incurs certain incremental costs to obtain revenue contracts. These costs relate to marketing display structures and are capitalized when the amortization period is greater than one year, with the amount recorded in other assets on the accompanying condensed consolidated balance sheets. Capitalized costs to obtain contracts were $49,042 and $49,644 as of April 2, 2022 and December 31, 2021, respectively. Straight-line amortization expense recognized during the three months ended April 2, 2022 and April 3, 2021 related to these capitalized costs were $12,340 and $15,581, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Revenue Disaggregation

The following table presents the Company’s segment revenues disaggregated by the geographical market location of customer sales and product categories for the three months ended April 2, 2022 and April 3, 2021:

April 2, 2022	Global Ceramic Segment	Flooring NA Segment	Flooring ROW Segment	Total
Geographical Markets
United States	$585,231	1,035,880	2,786	1,623,897
Europe	245,236	2,132	637,363	884,731
Russia	66,518	23	39,736	106,277
Other	167,772	33,875	199,111	400,758
	$1,064,757	1,071,910	878,996	3,015,663

Product Categories
Ceramic & Stone	$1,059,711	8,988	—	1,068,699
Carpet & Resilient	5,046	843,082	244,128	1,092,256
Laminate & Wood	—	219,840	297,137	516,977
Other(1)	—	—	337,731	337,731
	$1,064,757	1,071,910	878,996	3,015,663

April 3, 2021	Global Ceramic Segment	Flooring NA Segment	Flooring ROW Segment	Total
Geographical Markets
United States	$534,547	936,098	2,419	1,473,064
Europe	207,500	330	558,138	765,968
Russia	62,018	30	27,657	89,705
Other	125,806	32,792	181,691	340,289
	$929,871	969,250	769,905	2,669,026

Product Categories
Ceramic & Stone	$927,459	8,322	—	935,781
Carpet & Resilient	2,412	772,079	247,724	1,022,215
Laminate & Wood	—	188,849	253,213	442,062
Other(1)	—	—	268,968	268,968
	$929,871	969,250	769,905	2,669,026

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

Restructuring, acquisition transaction and integration-related costs consisted of the following during the three months ended April 2, 2022 and April 3, 2021:

	Three Months Ended
	April 2 2022	April 3 2021
Cost of sales
Restructuring costs	$898	10,165
Acquisition integration-related costs	40	17
Restructuring and acquisition integration-related costs	$938	10,182

Selling, general and administrative expenses
Restructuring costs	$—	(90)
Acquisition transaction-related costs	696	849
Acquisition integration-related costs	284	243
Restructuring, acquisition transaction and integration-related costs	$980	1,002

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The restructuring activity for the three months ended April 2, 2022 is as follows:

	Severance	Other restructuring costs	Total
Balances as of December 31, 2021	$1,634	995	2,629
Restructuring costs
Flooring NA Segment	—	105	105
Flooring ROW Segment	—	793	793
Total restructuring costs	—	898	898
Cash payments	(875)	(970)	(1,845)
Non-cash items	(15)	(904)	(919)
Balances as of April 2, 2022	$744	19	763

Restructuring costs recorded in:
Cost of sales	$—	898	898
Total restructuring costs	$—	898	898
The Company expects the remaining severance and other restructuring costs to be paid over the next 12 months.

5. Fair Value

The Company’s wholly-owned captive insurance company may invest in the Company’s commercial paper. These short-term commercial paper investments are classified as trading securities and carried at fair value based upon the Level 2 fair value hierarchy.

Items Measured at Fair Value
The following table presents the items measured at fair value as of April 2, 2022 and December 31, 2021:

	Fair Value
	April 2, 2022	December 31, 2021
Short-term investments:
Commercial paper (Level 2)	$310,000	323,000

The fair values and carrying values of the Company’s debt are disclosed in Note 18 - Debt.

6. Receivables, net

Receivables, net are as follows:

	At April 2, 2022	At December 31, 2021
Customers, trade	$1,947,020	1,721,584
Income tax receivable	59,365	73,727
Other	111,527	117,823
	2,117,912	1,913,134
Less: allowance for discounts, claims and doubtful accounts	73,214	73,149
Receivables, net	$2,044,698	1,839,985

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Inventories

The components of inventories are as follows:

	At April 2, 2022	At December 31, 2021
Finished goods	$1,738,910	1,677,707
Work in process	164,442	144,004
Raw materials	609,892	569,961
Total inventories	$2,513,244	2,391,672

8. Goodwill and Intangible Assets

The components of goodwill and other intangible assets are as follows:

Goodwill:

	Global Ceramic Segment	Flooring NA Segment	Flooring ROW Segment	Total
Balance as of December 31, 2021
Goodwill	$1,563,267	874,198	1,497,869	3,935,334
Accumulated impairment losses	(531,930)	(343,054)	(452,441)	(1,327,425)
	1,031,337	531,144	1,045,428	2,607,909

Goodwill adjustments related to acquisitions	—	—	(731)	(731)
Currency translation during the period	(6,765)	—	(21,028)	(27,793)

Balance as of April 2, 2022
Goodwill	1,556,502	874,198	1,476,110	3,906,810
Accumulated impairment losses	(531,930)	(343,054)	(452,441)	(1,327,425)
Balance as of April 2, 2022, net	$1,024,572	531,144	1,023,669	2,579,385

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Intangible assets not subject to amortization:

Tradenames
Balance as of December 31, 2021	$694,905
Currency translation during the period	(7,171)
Balance as of April 2, 2022	$687,734

Intangible assets subject to amortization:

Gross carrying amounts:	Customer relationships	Patents	Other	Total
Balance as of December 31, 2021	$680,177	256,336	6,786	943,299
Adjustments related to acquisitions	(36)	—	—	(36)
Currency translation during the period	(8,985)	(6,378)	(143)	(15,506)
Balance as of April 2, 2022	$671,156	249,958	6,643	927,757

Accumulated amortization:	Customer relationships	Patents	Other	Total
Balance as of December 31, 2021	$483,748	252,414	2,062	738,224
Amortization during the period	6,961	165	47	7,173
Currency translation during the period	(7,135)	(6,282)	(16)	(13,433)
Balance as of April 2, 2022	$483,574	246,297	2,093	731,964

Intangible assets subject to amortization, net as of April 2, 2022	$187,582	3,661	4,550	195,793

	Three Months Ended
	April 2, 2022	April 3, 2021
Amortization expense	$7,173	7,498

9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are as follows:

	At April 2, 2022	At December 31, 2021
Outstanding checks in excess of cash	$2,483	3,005
Accounts payable, trade	1,296,066	1,228,621
Accrued expenses	644,161	666,209
Product warranties	41,693	45,215
Accrued interest	19,143	17,940
Accrued compensation and benefits	216,801	256,428
Total accounts payable and accrued expenses	$2,220,347	2,217,418

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
10. Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component for the three months ended April 2, 2022 are as follows:

	Foreign currency translation adjustments	Prior pension and post-retirement benefit service cost and actuarial gain (loss)	Total
Balance as of December 31, 2021	$(959,199)	(7,753)	(966,952)
Current period other comprehensive income (loss)	(82,184)	537	(81,647)
Balance as of April 2, 2022	$(1,041,383)	(7,216)	(1,048,599)

11. Stock-Based Compensation

The Company recognizes compensation expense for all share-based payments granted based on the grant-date fair value estimated in accordance with the provisions of ASC 718-10. Compensation expense is recognized on a straight-line basis over the awards’ estimated lives for fixed awards with ratable vesting provisions.

The Company granted 189 restricted stock units (“RSUs”) at a weighted average grant-date fair value of $137.99 per unit for the three months ended April 2, 2022. The Company granted 173 RSUs at a weighted average grant-date fair value of $175.12 per unit for the three months ended April 3, 2021. The Company recognized stock-based compensation costs related to the issuance of RSUs of $5,655 ($4,184 net of taxes) and $5,968 ($4,416 net of taxes) for the three months ended April 2, 2022 and April 3, 2021, respectively, which has been allocated to cost of sales and selling, general and administrative expenses. Pre-tax unrecognized compensation expense for unvested RSUs granted to employees, net of estimated forfeitures, was $35,901 as of April 2, 2022, and will be recognized as expense over a weighted-average period of approximately 2.15 years.

12. Other Expense (Income), net

Other expense (income), net is as follows:

	Three Months Ended
	April 2, 2022	April 3, 2021
Foreign currency losses (gains), net	$736	(1,186)
Release of indemnification asset	7,212	—
All other, net	(5,510)	(1,041)
Total other expense (income), net	$2,438	(2,227)

13. Income Taxes

For the three months ended April 2, 2022, the Company recorded income tax expense of $61,448 on earnings before income taxes of $306,882 for an effective tax rate of 20.0%, as compared to an income tax expense of $67,690 on earnings before income taxes of $304,501, for an effective tax rate of 22.2% for the three months ended April 3, 2021. The difference in the effective tax rates for the comparative periods was impacted by the Company’s geographic dispersion of profits and losses for the respective periods, lower U.S. tax on foreign earnings, and an Italian benefit associated with a release of an uncertain tax liability in the first quarter of 2022.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
14. Stockholders’ Equity

The following tables reflect the changes in stockholders’ equity for the three months ended April 2, 2022 and April 3, 2021 (in thousands).

	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Nonredeemable Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount				Shares	Amount

December 31, 2021	72,952	$729	$1,911,131	$7,692,064	($966,952)	(7,343)	($215,547)	$6,791	$8,428,216
Shares issued under employee and director stock plans	105	1	(3,268)	—	—	2	52	—	(3,215)
Stock-based compensation expense	—	—	5,655	—	—	—	—	—	5,655
Repurchases of common stock	(2,177)	(21)	—	(306,556)	—	—	—	—	(306,577)
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	105	105
Currency translation adjustment on noncontrolling interests	—	—	—	—	—	—	—	(263)	(263)
Currency translation adjustment	—	—	—	—	(82,184)	—	—	—	(82,184)
Prior pension and post-retirement benefit service cost and actuarial gain	—	—	—	—	537	—	—	—	537
Net earnings	—	—	—	245,329	—	—	—	—	245,329
April 2, 2022	70,880	$709	$1,913,518	$7,630,837	($1,048,599)	(7,341)	($215,495)	$6,633	$8,287,603

	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Nonredeemable Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount				Shares	Amount

December 31, 2020	77,624	$776	$1,885,142	$7,559,191	($695,145)	(7,346)	($215,648)	$6,842	$8,541,158
Shares issued under employee and director stock plans	113	1	(1,570)	—	—	3	97	—	(1,472)
Stock-based compensation expense	—	—	5,968	—	—	—	—	—	5,968
Repurchases of common stock	(687)	(7)	—	(122,869)	—	—	—	—	(122,876)
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	4	4
Currency translation adjustment on noncontrolling interests	—	—	—	—	—	—	—	(247)	(247)
Currency translation adjustment	—	—	—	—	(160,407)	—	—	—	(160,407)
Prior pension and post-retirement benefit service cost and actuarial gain	—	—	—	—	97	—	—	—	97
Net earnings	—	—	—	236,807	—	—	—	—	236,807
April 3, 2021	77,050	$770	$1,889,540	$7,673,129	($855,455)	(7,343)	($215,551)	$6,599	$8,499,032

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
15. Earnings Per Share

Basic earnings per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted earnings per common share assumes the exercise of outstanding stock options and the vesting of RSUs using the treasury stock method when the effects of such assumptions are dilutive. A reconciliation of net earnings attributable to Mohawk Industries, Inc. and weighted-average common shares outstanding for purposes of calculating basic and diluted earnings per share is as follows:

	Three Months Ended
	April 2, 2022	April 3, 2021
Net earnings attributable to Mohawk Industries, Inc.	$245,329	236,807

Weighted-average common shares outstanding-basic and diluted:
Weighted-average common shares outstanding—basic	64,686	70,179
Add weighted-average dilutive potential common shares—options to purchase common shares and RSUs, net	284	295
Weighted-average common shares outstanding-diluted	64,970	70,474

Earnings per share attributable to Mohawk Industries, Inc.
Basic	$3.79	3.37
Diluted	$3.78	3.36

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

16. Segment Reporting

The Company has three reporting segments: the Global Ceramic Segment, the Flooring North America (“Flooring NA”) Segment and the Flooring Rest of the World (“Flooring ROW”) Segment. The Global Ceramic Segment designs, manufactures, sources and markets a broad line of ceramic tile, porcelain tile, natural stone, porcelain slabs, quartz countertops and other products, which it distributes primarily in North America, Europe, South America and Russia through its network of regional distribution centers and Company-operated service centers using Company-operated trucks, common carriers or rail transportation. The segment’s product lines are sold through Company-operated service centers, independent distributors, home center retailers, tile and flooring retailers and contractors. The Flooring NA Segment designs, manufactures, sources and markets its floor covering product lines, including carpets, rugs, carpet pad, laminate, resilient (includes sheet vinyl and luxury vinyl tile (“LVT”)) and wood flooring, which it distributes through its network of regional distribution centers and satellite warehouses using Company-operated trucks, common carriers or rail transportation. The segment’s product lines are sold through various selling channels, including independent floor covering retailers, distributors, home centers, mass merchandisers, department stores, shop at home, buying groups, commercial contractors and commercial end users. The Flooring ROW Segment designs, manufactures, sources, licenses and markets laminate, sheet vinyl, LVT, wood flooring, roofing panels, insulation boards, medium-density fiberboard (“MDF”), chipboards and other wood products, which it distributes primarily in Europe, Australia, New Zealand and Russia through various selling channels, which include retailers, Company-operated distributors, independent distributors and home centers.

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

Segment information is as follows:

	Three Months Ended
	April 2, 2022	April 3, 2021
Net sales:
Global Ceramic Segment	$1,064,757	929,871
Flooring NA Segment	1,071,910	969,250
Flooring ROW Segment	878,996	769,905
Total	$3,015,663	2,669,026

Operating income (loss):
Global Ceramic Segment	$100,338	87,804
Flooring NA Segment	95,324	81,298
Flooring ROW Segment	134,650	159,306
Corporate and intersegment eliminations	(9,511)	(10,893)
Total	$320,801	317,515

	At April 2, 2022	At December 31, 2021
Assets:
Global Ceramic Segment	$5,240,214	5,160,776
Flooring NA Segment	4,220,757	4,125,960
Flooring ROW Segment	4,413,013	4,361,741
Corporate and intersegment eliminations	512,735	576,040
Total	$14,386,719	14,224,517

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

Putative Securities Class Action

On January 3, 2020, the Company and certain of its executive officers were named as defendants in a putative shareholder class action lawsuit filed in the United States District Court for the Northern District of Georgia (the “Securities Class Action”). The complaint alleges that defendants violated the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making materially false and misleading statements and that the officers are control persons under Section 20(a) of the Securities Exchange Act of 1934. The complaint is filed on behalf of shareholders who purchased shares of the Company’s common stock between April 28, 2017 and July 25, 2019 (“Class Period”). On June 29, 2020, an amended complaint was filed in the Securities Class Action against Mohawk and its CEO Jeff Lorberbaum, based on the same claims and the same Class Period. The amended complaint alleges that the Company (1) engaged in fabricating revenues by attempting delivery to customers that were closed and recognizing these attempts as sales; (2) overproduced product to report higher operating margins and maintained significant inventory that was not salable; and (3) valued certain inventory improperly or improperly delivered inventory with knowledge that it was defective and customers would return it. On October 27, 2020, defendants filed a motion to dismiss the amended complaint. On September 29, 2021, the court issued an order granting in part and denying the defendants’ motion to dismiss the amended complaint. Defendants filed an answer to the amended complaint on November 12, 2021, and fact discovery is ongoing. On January 26, 2022, Lead Plaintiff moved for class certification, to appoint itself as class representative, and for appointment of class counsel. The Company intends to vigorously defend against the claims.

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

Separate Federal Actions

The Company and certain of its present and former executive officers were named as defendants in two additional non-class action lawsuits filed in the United States District Court for the Northern District of Georgia on June 22, 2021 and March 25, 2022, respectively. Each complaint is brought on behalf of a group of purported former Mohawk stockholders and alleges that defendants defrauded the plaintiffs through false or misleading statements and thereby induced plaintiffs to purchase Company stock at artificially inflated prices. The allegations are similar to those of the Securities Class Action. The federal law claims alleged include violations of Sections 10(b) and 18 of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making materially false and misleading statements and that the officers are control persons under Section 20(a) of the Securities Exchange Act of 1934. The state law claims alleged include fraud, negligent misrepresentation, violations of the Georgia Securities Act, and violations of the Georgia Racketeering and Corrupt Organizations statute. Plaintiffs in the lawsuit seek compensatory and punitive damages and attorneys’ fees. On December 13, 2021, defendants filed motions to dismiss the June 22, 2021 complaint, which remain pending. The Company intends to vigorously defend against the claims.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Derivative Actions

The Company and certain of its executive officers and directors were named as defendants in certain derivative actions filed in the United States District Court for the Northern District of Georgia on May 18, 2020 and August 6, 2020, respectively (the “NDGA Derivative Actions”), in the Superior Court of Gordon County of the State of Georgia on March 3, 2021 and July 12, 2021 (the “Georgia Derivative Actions”), and in the Delaware Court of Chancery on March 10, 2022 (the “Delaware Derivative Action”). The complaints allege that defendants breached their fiduciary duties to the Company by causing the Company to issue materially false and misleading statements. The complaints are filed on behalf of the Company and seek to remedy fiduciary duty breaches occurring from April 28, 2017 to July 25, 2019. On July 20, 2020, the court in the NDGA Derivative Actions granted a temporary stay of the litigation. On October 21, 2020, the court entered an order consolidating the NDGA Derivative Actions and appointing Lead Counsel. Other shareholders of record jointly moved to intervene in the derivative actions to stay the proceedings. On September 28, 2021, the court in the NDGA Derivative Actions issued an order granting the request to intervene. On April 8, 2021, the court in the first-filed of the Georgia Derivative Actions granted a temporary stay of the litigation. On January 18, 2022, the Court in the NDGA Derivative Actions lifted the temporary stay of the litigation. On January 20, 2022, the court in the second-filed of the Georgia Derivative Actions entered an order on scheduling requiring defendants to file and serve their response to the complaint on February 21, 2022. On February 28, 2022, the court granted a stay of the Georgia Derivative Actions until the entry of a final judgment in the NDGA Derivative Actions and stipulating that the prevailing party in the NDGA Derivative Actions would be the prevailing party in the Georgia Derivative Actions. On April 6, 2022, the court granted a stay of the Delaware Derivative Action until the entry of a final judgment in the NDGA Derivative Actions and stipulating that the prevailing party in the NDGA Derivative Actions would be the prevailing party in the Delaware Derivative Action. The Company intends to vigorously defend against the claims.

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

Having lost under its original theory, the BTA is in the process of initiating new assessments for later years against FIL rather than Unilin BV. The BTA now alleges that FIL had a taxable presence in Belgium and should be taxed on royalties received in respect of its IP. The BTA issued initial assessments in December 2020 and June 2021 that totaled €371,696 (including penalties but excluding interest) for calendar years ending December 2013 through 2018. However, in November and December of 2021, the BTA cancelled these assessments and in April 2022 issued new assessments that total €186,734 (including penalties but excluding interest) for those years using different calculations. The Company expects an additional assessment for 2019. Under the statute of limitations, the BTA may not assess FIL for any years prior to 2013, and the Company believes that FIL’s statute of limitations is closed for 2013 through 2016, although this will be a point of contention with the BTA. These assessments involve the same underlying facts at issue in the above referenced cases where Unilin BV prevailed at two different levels. Consequently, the Company believes that its tax position in Belgium was correct and will persist with its vigorous defense.

When the BTA issues tax assessments, Belgian tax law requires assurances that the taxes can be paid even while they are being disputed. Consequently, the BTA has placed liens on various properties of Unilin BV to support the original assessments discussed above. Since those assessments have been nullified by the courts, the accompanying liens have been withdrawn. Since FIL does not have property in Belgium, the BTA may require assurances from FIL to support the new assessments for 2013 through 2019. These assurances may take the form of a bond or bank guarantees.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Company is subject to various federal, state, local and foreign environmental health and safety laws and regulations, including those governing air emissions, wastewater discharges, the use, storage, treatment, recycling and disposal of solid and hazardous materials and finished product, and the cleanup of contamination associated therewith. Because of the nature of the Company’s business, the Company has incurred, and will continue to incur, costs relating to compliance with such laws and regulations. The Company is involved in various proceedings relating to environmental matters and is currently engaged in environmental investigation, remediation and post-closure care programs at certain sites. The Company has provided accruals for such activities that it has determined to be both probable and reasonably estimable. The Company does not expect that the ultimate liability with respect to such activities will have a material adverse effect on its financial condition but acknowledges that it could have a material adverse effect on its results of operations, cash flows or liquidity in a given quarter or year.

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

At the Company’s election, revolving loans under the Senior Credit Facility bear interest at annual rates equal to either (a) LIBOR for 1, 3 or 6 month periods, as selected by the Company, plus an applicable margin ranging between 1.00% and 1.75% (1.00% as of April 2, 2022), or (b) the higher of the Wells Fargo Bank, National Association prime rate, the Federal Funds rate plus 0.5%, or the Eurocurrency Rate (as defined in the Senior Credit Facility) rate plus 1.0%, plus an applicable margin ranging between 0.00% and 0.75% (0.00% as of April 2, 2022). The Company also pays a commitment fee to the lenders under the Senior Credit Facility on the average amount by which the aggregate commitments of the lenders exceed utilization of the Senior Credit Facility ranging from 0.09% to 0.20% per annum (0.09% as of April 2, 2022). The applicable margins and the commitment fee are determined based on whichever of the Company’s Consolidated Net Leverage Ratio or its senior unsecured debt rating (or if not available, corporate family rating) results in the lower applicable margins and commitment fee (with applicable margins and the commitment fee increasing as that ratio increases or those ratings decline, as applicable). On October 28, 2021, the Company further amended the Senior Credit Facility to replace LIBOR for euros with the EURIBOR benchmark rate.

The obligations of the Company and its subsidiaries in respect of the Senior Credit Facility are unsecured.

The Senior Credit Facility includes certain affirmative and negative covenants that impose restrictions on the Company’s financial and business operations, including limitations on liens, subsidiary indebtedness, fundamental changes, asset dispositions, dividends and other similar restricted payments, transactions with affiliates, future negative pledges, and changes in the nature of the Company’s business. The limitations contain customary exceptions or, in certain cases, do not apply as long as the Company is in compliance with the financial ratio requirements and is not otherwise in default. The Senior Credit Facility originally required the Company to maintain a Consolidated Interest Coverage Ratio of at least 3.00 to 1.00 and a Consolidated Net Leverage Ratio of no more than 3.75 to 1.00, each as of the last day of any fiscal quarter. However, on May 7, 2020 the Company amended the Senior Credit Facility to temporarily increase the minimum Consolidated Net Leverage Ratio to 4.75 to 1.00 and to increase the amount of certain adjustments to Net Income that are permitted to calculate the ratio. The relief provided by the amendment was in effect for the fiscal quarters ending on September 26, 2020 through (and including) the fiscal quarter ending December 31, 2021.

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

As of April 2, 2022, amounts utilized under the Senior Credit Facility included zero borrowings and $19,790 of standby letters of credit related to various insurance contracts and foreign vendor commitments. Any outstanding borrowings under the Company’s U.S. and European commercial paper programs reduce the availability of the Senior Credit Facility. Including commercial paper borrowings, the Company has utilized $955,644 under the Senior Credit Facility resulting in a total of $844,356 available as of April 2, 2022.

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

The proceeds from the issuance of commercial paper notes will be available for general corporate purposes. As of April 2, 2022, there were $911,000 outstanding under the U.S. commercial paper program, and the euro equivalent of $24,854 under the European program. The weighted-average interest rate and maturity period for the U.S. program were 0.96% and 30.0 days, respectively. The weighted-average interest rate and maturity period for the European program were (0.24)% and 19.7 days, respectively.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The fair values and carrying values of the Company’s debt instruments are detailed as follows:

	At April 2, 2022		At December 31, 2021
	Fair Value	Carrying Value	Fair Value	Carrying Value
1.750% Senior Notes, payable June 12, 2027; interest payable annually	$553,286	552,303	601,037	566,380
3.625% Senior Notes, payable May 15, 2030; interest payable semi-annually	490,125	500,000	538,545	500,000
3.85% Senior Notes, payable February 1, 2023; interest payable semi-annually	606,060	600,000	615,630	600,000
U.S. commercial paper	911,000	911,000	598,000	598,000
European commercial paper	24,854	24,854	15,859	15,859
Finance leases and other	54,825	54,825	53,163	53,163
Unamortized debt issuance costs	(8,118)	(8,118)	(8,617)	(8,617)
Total debt	2,632,032	2,634,864	2,413,617	2,324,785
Less current portion of long term-debt and commercial paper	1,546,463	1,546,463	624,503	624,503
Long-term debt, less current portion	$1,085,569	1,088,401	1,789,114	1,700,282

The fair values of the Company’s debt instruments were estimated using market observable inputs, including quoted prices in active markets, market indices and interest rate measurements. Within the hierarchy of fair value measurements, these are Level 2 fair values.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
19. Consolidated Statements of Cash Flows Information
Supplemental cash flow information were as follows:

	Three Months Ended
	April 2, 2022	April 3, 2021
Net cash paid during the periods for:
Interest	$12,737	24,286
Income taxes	$52,469	17,994

Supplemental schedule of non-cash investing and financing activities:
Unpaid property plant and equipment in accounts payable and accrued expenses	$81,633	64,531

Fair value of assets acquired/adjusted in acquisitions	$(777)	12,734
Liabilities assumed/adjusted in acquisitions	(174)	(6,396)
	$(951)	6,338

Right of use assets obtained in exchange for lease obligations:
Operating leases	$21,769	45,569
Finance leases	$4,710	5,241

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

During the past two decades, the Company has grown significantly. Its current geographic breadth and diverse product offering are reflected in three reporting segments: Global Ceramic; Flooring NA; and Flooring ROW. The Global Ceramic Segment designs, manufactures, sources and markets a broad line of ceramic tile, porcelain tile, natural stone tile and other products including natural stone, porcelain slabs and quartz countertops, which it distributes primarily in North America, Europe, Brazil and Russia through various selling channels, which include company-owned stores, independent distributors and home centers. The Flooring NA Segment designs, manufactures, sources and markets its floor covering products, including broadloom carpet, carpet tile, carpet cushion, rugs, laminate, resilient, including luxury vinyl tile (“LVT”) and sheet vinyl, and wood flooring, all of which it distributes through its network of regional distribution centers and satellite warehouses using Company-operated trucks, common carriers or rail transportation. The Flooring NA Segment’s product lines are sold through various channels, including independent floor covering retailers, independent distributors, home centers, mass merchandisers, department stores, shop at home, online retailers, buying groups, commercial contractors and commercial end users. The Flooring ROW Segment designs, manufactures, sources, licenses and markets laminate, resilient, including LVT and sheet vinyl, wood flooring, roofing panels, insulation boards, medium-density fiberboard (“MDF”) and chipboards, which it distributes primarily in Europe, Russia, Australia and New Zealand through various channels, including independent floor covering retailers, independent distributors, company-owned distributors, home centers, commercial contractors and commercial end users.

Mohawk is a significant supplier of every major flooring category with manufacturing operations in 18 nations and sales in approximately 160 countries. Based on its annual sales, the Company believes it is the world’s largest flooring manufacturer. A majority of the Company’s long-lived assets are located in the United States and Europe, which are also the Company’s primary markets. Additionally, the Company maintains operations in the United Kingdom, Russia, Mexico, Australia, New Zealand, Brazil and other parts of the world. The Company is a leading provider of flooring for residential and commercial markets and has earned significant recognition for its innovation in design and performance as well as sustainability.

Due to its global footprint, Mohawk’s business is sensitive to macroeconomic events in the United States and abroad. In response to Russian military actions in Ukraine, the Company has suspended new investments in Russia. The broader consequences of this conflict, which may include further economic sanctions, embargoes, regional instability, and geopolitical shifts; potential retaliatory actions, including nationalization of foreign-owned businesses; increased tensions between the U.S. and countries in which the Company operates; potential supply chain disruption of raw materials sourced from Ukraine, primarily clay, and materials and spare parts needed in the Company’s operations; global increases in the cost of natural gas, oil and oil-based raw materials and chemicals; and the extent of the conflict’s effect on the Company’s business and results of operations as well as the global economy cannot be predicted. In addition, the current environment has placed demands on the Company’s operations as the COVID-19 pandemic has at times caused disruptions in some of the Company’s markets and operations. While the near-term impact of the COVID-19 pandemic is improving, the Company anticipates that new variants of the virus could have an impact on its markets and operations in ways that are difficult to predict due to the inconsistent effect the variants have had in different regions.

During the past year, rapid cost escalations in materials, energy, transportation and labor have impacted the Company’s profitability across all segments. Mohawk has, to some extent, offset the impact of inflationary pressures through multiple pricing actions across product categories and geographies; improved mix from sales of higher-value, differentiated products; and productivity gains in manufacturing and logistics. In the near future, the Company might not foresee significant changes in these external pressures, which could have an adverse impact on the Company’s results. Similarly, inflationary pressures around the globe may impact consumer and commercial investments in flooring and other large, deferrable purchases.

In 2022, the Company plans to invest an additional amount of approximately $800 million to complete existing projects and commence new initiatives. The Company plans to invest in previously initiated expansion projects, cost reduction initiatives and upgrades for recent acquisitions as well as maintenance across the businesses. The main investment areas include the Company’s LVT portfolio to upgrade its product offering and improve profitability; premium water-proof laminate in North America and Europe; ceramic capacity increases in Brazil and Italy; and countertop expansion in North America and Europe.

For the three months ended April 2, 2022, net earnings attributable to the Company were $245.3 million, or diluted earnings per share (“EPS”) of $3.78, compared to net earnings attributable to the Company of $236.8 million, or diluted earnings per share of $3.36 for the three months ended April 3, 2021. The change in EPS was primarily attributable to the favorable net impact of price and product mix, productivity gains, reduced share count due to the repurchases of common stock and lower restructuring, acquisition and integration-related costs, partially offset by higher inflation, lower sales volume, the unfavorable net impact from foreign exchange rates, and increased short-term manufacturing disruptions. The Company believes that a number of circumstances may impact trends in 2022, including Russian military actions in Ukraine, the continuation of the COVID-19 pandemic, impacts to material availability due to disruptions in the global supply chain and inflation, but the extent and duration of such impact cannot be predicted.

For the three months ended April 2, 2022, the Company generated $55.0 million of cash from operating activities. As of April 2, 2022, the Company had cash and cash equivalents of $230.6 million, of which $15.4 million was in the United States and $215.2 million was in foreign countries.

Results of Operations

Quarter Ended April 2, 2022, as compared with Quarter Ended April 3, 2021

Net sales

Net sales for the three months ended April 2, 2022 were $3,015.7 million, reflecting an increase of $346.7 million, or 13.0%, from the $2,669.0 million reported for the three months ended April 3, 2021. The increase was primarily attributable to the favorable net impact of price and product mix of approximately $430 million and higher sales volume of approximately $27 million, partially offset by the unfavorable net impact from foreign exchange rates of approximately $94 million and the unfavorable impact from one less shipping day in the first quarter of 2022 of approximately $21 million.

Global Ceramic Segment—Net sales increased $134.9 million, or 14.5%, to $1,064.8 million for the three months ended April 2, 2022, compared to $929.9 million for the three months ended April 3, 2021. The increase was primarily attributable to the favorable net impact of price and product mix of approximately $142 million and higher sales volume of approximately $30 million, partially offset by the unfavorable net impact from foreign exchange rates of approximately $32 million and the unfavorable impact from one less shipping day in the first quarter of 2022 of approximately $4 million.

Flooring NA Segment—Net sales increased $102.6 million, or 10.6%, to $1,071.9 million for the three months ended April 2, 2022, compared to $969.3 million for the three months ended April 3, 2021. The increase was primarily attributable to the favorable net impact of price and product mix of approximately $140 million, partially offset by lower sales volume of approximately $20 million and the unfavorable impact from one less shipping day in the first quarter of 2022 of approximately $17 million.

Flooring ROW Segment—Net sales increased $109.1 million, or 14.2%, to $879.0 million for the three months ended April 2, 2022, compared to $769.9 million for the three months ended April 3, 2021. The increase was primarily attributable to the favorable net impact of price and product mix of approximately $149 million and higher sales volume of approximately $17 million, partially offset by the unfavorable net impact from foreign exchange rates of approximately $61 million.

Gross profit

Gross profit for the three months ended April 2, 2022 was $802.1 million (26.6% of net sales), an increase of $10.3 million or 1.3%, compared to gross profit of $791.8 million (29.7% of net sales) for the three months ended April 3, 2021. As a percentage of net sales, gross profit decreased 310 basis points. The increase in gross profit dollars was primarily attributable to the favorable net impact of price and product mix of approximately $347 million, productivity gains of approximately $20 million and lower restructuring, acquisition and integration-related costs of approximately $10 million, partially offset by higher inflation of approximately $331 million, the unfavorable net impact from foreign exchange rates of approximately $23 million, increased short-term manufacturing disruptions of approximately $9 million and lower sales volume of approximately $6 million.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended April 2, 2022 were $481.3 million (16.0% of net sales), an increase of $7.0 million compared to $474.3 million (17.8% of net sales) for the three months ended April 3, 2021. As a percentage of net sales, selling, general and administrative expenses decreased 180 basis points. The increase in selling, general and administrative expenses in dollars was primarily attributable to the unfavorable net impact of price and product mix of approximately $16 million, higher inflation of approximately $10 million and higher sales volume of approximately $6 million, partially offset by productivity gains of approximately $13 million and the favorable net impact from foreign exchange rates of approximately $12 million.

Operating income

Operating income for the three months ended April 2, 2022 was $320.8 million (10.6% of net sales), reflecting an increase of $3.3 million, or 1.0%, compared to operating income of $317.5 million (11.9% of net sales) for the three months ended April 3, 2021. The increase in operating income was primarily attributable to the favorable net impact of price and product mix of approximately $331 million, productivity gains of approximately $33 million and lower restructuring, acquisition and integration-related costs of approximately $10 million, partially offset by higher inflation of approximately $342 million, lower sales volume of approximately $12 million, the unfavorable net impact from foreign exchange rates of approximately $11 million and increased short-term manufacturing disruptions of approximately $9 million.

Global Ceramic Segment—Operating income was $100.3 million (9.4% of segment net sales) for the three months ended April 2, 2022, reflecting an increase of $12.5 million compared to operating income of $87.8 million (9.4% of segment net sales) for the three months ended April 3, 2021. The increase in operating income was primarily attributable to the favorable net impact of price and product mix of approximately $102 million, productivity gains of approximately $11 million and higher sales volume of approximately $9 million, partially offset by higher inflation of approximately $105 million and the unfavorable net impact from foreign exchange rates of approximately $3 million.

Flooring NA Segment—Operating income was $95.3 million (8.9% of segment net sales) for the three months ended April 2, 2022, reflecting an increase of $14.0 million compared to operating income of $81.3 million (8.4% of segment net sales) for the three months ended April 3, 2021. The increase in operating income was primarily attributable to the favorable net impact of price and product mix of approximately $102 million, productivity gains of approximately $30 million and lower restructuring, acquisition and integration-related costs of approximately $9 million, partially offset by higher inflation of approximately $104 million and lower sales volume of approximately $21 million.

Flooring ROW Segment—Operating income was $134.7 million (15.3% of segment net sales) for the three months ended April 2, 2022, reflecting a decrease of $24.6 million compared to operating income of $159.3 million (20.7% of segment net sales) for the three months ended April 3, 2021. The decrease in operating income was primarily attributable to higher inflation of approximately $133 million, productivity losses of approximately $9 million, the unfavorable net impact of foreign exchange rates of approximately $8 million and increased short-term manufacturing disruptions of approximately $4 million, partially offset by the favorable net impact of price and product mix of approximately $128 million.

Interest expense

Interest expense was $11.5 million for the three months ended April 2, 2022, reflecting a decrease of $3.7 million compared to interest expense of $15.2 million for the three months ended April 3, 2021. Approximately $3.0 million of the decrease in interest expense was due to the Company’s redemption of the 2.00% Senior Notes on October 19, 2021.

Other expense (income), net

Other expense, net was $2.4 million for the three months ended April 2, 2022, reflecting an unfavorable change of $4.6 million compared to other income, net of $2.2 million for the three months ended April 3, 2021. The change was primarily driven by the release of an indemnification receivable related to the reversal of uncertain tax positions recorded with the Emil acquisition of approximately $7 million and the unfavorable net impact of foreign exchange rates of approximately $2 million, partially offset by other miscellaneous items of approximately $4 million.

Income tax expense

For the three months ended April 2, 2022, the Company recorded income tax expense of $61.4 million on earnings before income taxes of $306.9 million, for an effective tax rate of 20.0%, as compared to an income tax expense of $67.7 million on earnings before income taxes of $304.5 million, for an effective tax rate of 22.2% for the three months ended April 3, 2021. The difference in the effective tax rates for the comparative periods was impacted by the Company’s geographic dispersion of profits and losses for the respective periods, lower U.S. tax on foreign earnings, and an Italian benefit associated with a release of an uncertain tax liability in the first quarter of 2022.

Liquidity and Capital Resources

The Company’s primary capital requirements are for working capital, capital expenditures and acquisitions. The Company’s capital needs are met primarily through a combination of internally generated funds, commercial paper, bank credit lines, term and senior notes and credit terms from suppliers.

Net cash provided by operating activities in the first three months of 2022 was $55.0 million, compared to net cash provided by operating activities of $259.6 million in the first three months of 2021. The decrease of $204.7 million in 2022 was primarily attributable to the change in working capital, partially offset by higher net earnings.

Net cash used in investing activities in the first three months of 2022 was $115.5 million compared to net cash used in investing activities of $333.3 million in the first three months of 2021. The decrease was primarily due to the increase in the redemptions of short-term investments of $225.2 million (net of purchases of short-term investments).

Net cash provided by financing activities in the first three months of 2022 was $9.0 million compared to net cash used in financing activities of $120.2 million in the three months of 2021. The cash provided by financing activities is primarily attributable to the higher net proceeds from commercial paper of $319.6 million, partially offset by higher share repurchases of $183.7 million.

As of April 2, 2022, the Company had cash of $230.6 million, of which $215.2 million was held outside the United States. The Company plans to permanently reinvest the cash held outside the United States. The Company believes that its cash and cash equivalents on hand, cash generated from operations and availability under its existing credit facilities will be sufficient to meet its capital expenditure, working capital and debt servicing requirements over at least the next twelve months. The Company continually evaluates its projected needs and may conduct additional debt financings, subject to market conditions, to increase its liquidity and to take advantage of attractive financing opportunities.

On February 10, 2022, the Company’s Board of Directors approved a new share repurchase program, authorizing the Company to repurchase up to $500 million of its common stock (the “2022 Share Repurchase Program”). For the three months ended April 2, 2022, the Company purchased $306.6 million of its common stock, exhausting the $36.8 million remaining under the 2021 Share Repurchase Program, and utilizing $269.8 million under the 2022 Share Repurchase Program. As of April 2, 2022, there remains $230.2 million authorized under the 2022 Share Repurchase Program.

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

Contractual Obligations

There have been no significant changes to the Company’s contractual obligations as disclosed in the Company’s 2021 Annual Report filed on Form 10-K except as described herein.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies and estimates are described in its 2021 Annual Report filed on Form 10-K.

Recent Accounting Pronouncements

See Note 1 in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q under the heading “Recent Accounting Pronouncements” for a discussion of new accounting pronouncements which is incorporated herein by reference.

Impact of Inflation

Inflation affects the Company’s manufacturing costs, distribution costs and operating expenses. The Company expects raw material prices, many of which are petroleum-based, to fluctuate based upon worldwide supply and demand of commodities utilized in the Company’s production process. Although the Company attempts to pass on increases in raw material, labor, energy and fuel-related costs to its customers, the Company’s ability to do so is dependent upon the rate and magnitude of any increase, competitive pressures and market conditions for the Company’s products. There have been in the past, and may be in the future, periods of time during which increases in these costs cannot be fully recovered. In the past, the Company has often been able to enhance productivity, reduce costs and develop new product innovations to help offset increases in costs resulting from inflation in its operations.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of April 2, 2022.

Seasonality

The Company is a calendar year-end company. With respect to its Global Ceramic Segment, the second quarter typically sees higher net sales, followed by the third and first quarters, while the fourth quarter shows weaker net sales. For the Global Ceramic Segment’s operating income, generally, the second quarter shows stronger earnings, followed by third and first quarters, and the fourth quarter shows weaker earnings. The Flooring NA Segment’s second quarter typically produces higher net sales followed by moderate third and fourth quarters, and a weaker first quarter. For the Flooring NA Segment’s operating income, historically, the third quarter shows stronger earnings, followed by second and fourth quarters, and a weaker first quarter. The Flooring ROW Segment’s second quarter historically produces higher net sales followed by moderate fourth and third quarters, and a weaker first quarter. For the Flooring ROW Segment’s operating income, generally, the second quarter shows stronger earnings, followed by first and third quarters, and the fourth quarter shows weaker earnings.

During 2020 and 2021, the COVID-19 pandemic created volatility in the global economy, led to unpredictable economic activity and impacted the supply chain for raw materials and sourced finished goods. The COVID-19 pandemic might impact normal seasonality trends in 2022, but the extent and duration of such impact cannot be predicted.

Forward-Looking Information

Certain of the statements in this Form 10-Q, particularly those anticipating future performance, business prospects, growth and operating strategies, and similar matters, and those that include the words “could,” “should,” “believes,” “anticipates,” “expects” and “estimates” or similar expressions constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For those statements, Mohawk claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. There can be no assurance that the forward-looking statements will be accurate because they are based on many assumptions, which involve risks and uncertainties. The following important factors could cause future results to differ: changes in economic or industry conditions; competition; inflation and deflation in raw material prices, freight and other input costs; inflation and deflation in consumer markets; currency fluctuations; energy costs and supply; timing and level of capital expenditures; timing and implementation of price increases for the Company’s products; impairment charges; integration of acquisitions; international operations; introduction of new products; rationalization of operations; tax and tax reform, product and other claims; litigation; Russian military actions in Ukraine or other geopolitical events and the risks and uncertainty related to the COVID-19 pandemic; regulatory and political changes in the jurisdictions in which the Company does business; and other risks identified in Mohawk’s SEC reports and public announcements.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

As of April 2, 2022, approximately 65% of the Company’s debt portfolio was comprised of fixed-rate debt and 35% was floating-rate debt. A 1.0 percentage point increase in the interest rate of the floating-rate debt would have resulted in an increase in interest expense of $2.3 million for the three months ended April 2, 2022.

There have been no significant changes to the Company’s exposure to market risk as disclosed in the Company’s 2021 Annual Report filed on Form 10-K.

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

Item 1A.Risk Factors

Other than the risk factor set forth below, there have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The risk factors disclosed in these reports, in addition to the other information set forth in this report, could materially affect our business, financial condition or results.

The ongoing military conflict between Russia and Ukraine may adversely affect the Company’s business and results of operations.

In response to Russian military actions in Ukraine, the Company has suspended new investments in Russia. The broader consequences of this conflict, which may include further economic sanctions, embargoes, regional instability, and geopolitical shifts; potential retaliatory actions, including nationalization of foreign-owned businesses; increased tensions between the U.S. and countries in which the Company operates; potential supply chain disruption of raw materials sourced from Ukraine, primarily clay, and materials and spare parts needed in the Company’s operations; global increases in the cost of natural gas, oil and oil-based raw materials and chemicals; and the extent of the conflict’s effect on the Company’s business and results of operations as well as the global economy cannot be predicted.

Any future consequences of the conflict, including economic sanctions, may result in an adverse effect on the Company’s Russian operations, which represented approximately 4% of net sales for the year ended December 31, 2021. The Company continues to monitor the potential impacts on its business and the ancillary impacts that the conflict may have on its other global operations.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

On February 10, 2022, the Company’s Board of Directors approved a new share repurchase program, authorizing the Company to repurchase up to $500 million of its common stock. In the first quarter of 2022, the Company purchased $306.6 million of its common stock, exhausting the $36.8 million remaining under the 2021 Share Repurchase Program, and utilizing $269.8 million under the 2022 Share Repurchase Program. As of April 2, 2022, there remains $230.2 million authorized under the 2022 Share Repurchase Program.

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

The following table provides information regarding share repurchase activity during the three months ended April 2, 2022.

Period	Total Number of Shares Purchased in Millions	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan in Millions	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan in Millions
January 1 through February 5, 2022	0.2	$174.81	0.2	$—
February 6 through March 5, 2022	1.9	$141.64	1.9	$230.2
March 6 through April 2, 2022	0.0	$—	0.0	$230.2
Total	2.1	$144.94	2.1

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this quarterly report on Form 10-Q.

Item 5.Other Information

None.

Item 6.Exhibits

No.	Description

3.1	Restated Certificate of Incorporation of Mohawk, as amended. (Incorporated herein by reference to Exhibit 3.1 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)
3.2	Restated Bylaws of Mohawk. (Incorporated herein by reference to Exhibit 3.1 in the Company’s Report on Form 8-K dated February 19, 2019.)
31.1	Certification Pursuant to Rule 13a-14(a).
31.2	Certification Pursuant to Rule 13a-14(a).
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95.1	Mine Safety Disclosure pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Interactive Data File

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOHAWK INDUSTRIES, INC.
(Registrant)

Dated:	April 29, 2022	By:	/s/ Jeffrey S. Lorberbaum
JEFFREY S. LORBERBAUM
Chairman and Chief Executive Officer
(principal executive officer)

Dated:	April 29, 2022	By:	/s/ James F. Brunk
JAMES F. BRUNK
Chief Financial Officer
(principal financial officer)