Form 10-Q
period 2022-07-02
MOHAWK INDUSTRIES INC
filed 2022-07-29
CIK 851968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2022
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

The number of shares outstanding of the issuer’s common stock as of July 27, 2022, the latest practicable date, is as follows: 63,533,752 shares of common stock, $.01 par value.

MOHAWK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 2, 2022	December 31, 2021
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$223,986	268,895
Short-term investments	265,000	323,000
Receivables, net	2,105,809	1,839,985
Inventories	2,826,044	2,391,672
Prepaid expenses	500,858	394,649
Other current assets	19,037	20,156
Total current assets	5,940,734	5,238,357
Property, plant and equipment	9,371,983	9,250,587
Less: accumulated depreciation	4,789,908	4,613,722
Property, plant and equipment, net	4,582,075	4,636,865
Right of use operating lease assets	404,726	389,967
Goodwill	2,536,314	2,607,909
Tradenames	678,627	694,905
Other intangible assets subject to amortization, net	177,774	205,075
Deferred income taxes and other non-current assets	369,237	451,439
Total assets	$14,689,487	14,224,517

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$1,498,900	624,503
Accounts payable and accrued expenses	2,316,980	2,217,418
Current operating lease liabilities	108,497	104,434
Total current liabilities	3,924,377	2,946,355
Deferred income taxes	471,044	495,521
Long-term debt, less current portion	1,052,064	1,700,282
Non-current operating lease liabilities	309,261	297,390
Other long-term liabilities	325,803	356,753
Total liabilities	6,082,549	5,796,301
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $.01 par value; 60 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 150,000 shares authorized; 70,878 and 72,952 shares issued and outstanding in 2022 and 2021, respectively	709	729
Additional paid-in capital	1,919,742	1,911,131
Retained earnings	7,910,657	7,692,064
Accumulated other comprehensive loss	(1,014,999)	(966,952)
	8,816,109	8,636,972
Less: treasury stock at cost; 7,341 and 7,343 shares in 2022 and 2021, respectively	215,491	215,547
Total Mohawk Industries, Inc. stockholders’ equity	8,600,618	8,421,425
Nonredeemable noncontrolling interests	6,320	6,791
Total stockholders’ equity	8,606,938	8,428,216
Total liabilities and stockholders’ equity	$14,689,487	14,224,517
See accompanying notes to condensed consolidated financial statements

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
	(In thousands, except per share data)
Net sales	$3,153,188	2,953,833	6,168,851	5,622,859
Cost of sales	2,279,991	2,051,626	4,493,526	3,928,883
Gross profit	873,197	902,207	1,675,325	1,693,976
Selling, general and administrative expenses	505,270	497,783	986,597	972,037
Operating income	367,927	404,424	688,728	721,939
Interest expense	12,059	14,894	23,540	30,135
Other income, net	(2,818)	(11,168)	(380)	(13,395)
Earnings before income taxes	358,686	400,698	665,568	705,199
Income tax expense	78,176	64,245	139,624	131,935
Net earnings including noncontrolling interests	280,510	336,453	525,944	573,264
Net earnings attributable to noncontrolling interests	79	168	184	172
Net earnings attributable to Mohawk Industries, Inc.	$280,431	336,285	525,760	573,092

Basic earnings per share attributable to Mohawk Industries, Inc.
Basic earnings per share attributable to Mohawk Industries, Inc.	$4.41	4.84	8.20	8.21
Weighted-average common shares outstanding—basic	63,540	69,432	64,116	69,809

Diluted earnings per share attributable to Mohawk Industries, Inc.
Diluted earnings per share attributable to Mohawk Industries, Inc.	$4.40	4.82	8.17	8.18
Weighted-average common shares outstanding—diluted	63,798	69,745	64,374	70,102
See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
	(In thousands)
Net earnings including noncontrolling interests	$280,510	336,453	525,944	573,264
Other comprehensive income (loss):
Foreign currency translation adjustments	34,065	73,895	(48,382)	(86,759)
Prior pension and post-retirement benefit service cost and actuarial gain, net of tax	70	111	607	208
Other comprehensive income (loss)	34,135	74,006	(47,775)	(86,551)
Comprehensive income	314,645	410,459	478,169	486,713
Comprehensive income (loss) attributable to noncontrolling interests	613	225	455	(19)
Comprehensive income attributable to Mohawk Industries, Inc.	$314,032	410,234	477,714	486,732
See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	July 2, 2022	July 3, 2021
	(In thousands)
Cash flows from operating activities:
Net earnings including noncontrolling interests	$525,944	573,264
Adjustments to reconcile net earnings to net cash provided by operating activities:
Restructuring	1,387	7,316
Depreciation and amortization	282,984	299,681
Deferred income taxes	(1,377)	(36,534)
Loss on disposal of property, plant and equipment	2,444	3,239
Stock-based compensation expense	11,309	11,986
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	(317,984)	(297,150)
Inventories	(434,686)	(184,143)
Accounts payable and accrued expenses	176,074	278,988
Other assets and prepaid expenses	(48,068)	(144,434)
Other liabilities	4,634	85,783
Net cash provided by operating activities	202,661	597,996
Cash flows from investing activities:
Additions to property, plant and equipment	(280,041)	(227,439)
Acquisitions, net of cash acquired	951	(6,338)
Purchases of short-term investments	(1,763,000)	(701,221)
Redemption of short-term investments	1,821,000	606,489
Net cash used in investing activities	(221,090)	(328,509)
Cash flows from financing activities:
Payments on commercial paper	(6,686,737)	(47,805)
Proceeds from commercial paper	6,964,700	47,590
Net payments of other financing activities	(14,263)	(6,619)
Purchase of Mohawk common stock	(307,188)	(264,501)
Change in outstanding checks in excess of cash	640	(4,457)
Net cash used in financing activities	(42,848)	(275,792)
Effect of exchange rate changes on cash and cash equivalents	16,368	(8,643)
Net change in cash and cash equivalents	(44,909)	(14,948)
Cash and cash equivalents, beginning of period	268,895	768,625
Cash and cash equivalents, end of period	$223,986	753,677

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

Hedges of Net Investments in Non-U.S. Operations

The Company has numerous investments outside the United States. The net assets of these subsidiaries are exposed to changes and volatility in currency exchange rates. The Company has in the past and might in the future use foreign currency denominated debt to hedge its non-U.S. net investments against adverse movements in exchange rates. In periods when the Company uses foreign currency denominated debt to hedge its non-U.S. net investments, the gains and losses on the Company’s net investments in its non-U.S. operations are economically offset by losses and gains on its foreign currency borrowings. Changes in the U.S. dollar value of the Company’s euro denominated debt are recorded in the foreign currency translation adjustment component of accumulated other comprehensive income or (loss). In June 2015, the Company designated its €500,000 2.00% Senior Notes borrowing as a net investment hedge of a portion of its European operations. On October 19, 2021, the Company redeemed at par the 2.00% Senior Notes, originally due on January 14, 2022, and paid the remaining €500,000 outstanding principal of the 2.00% Senior Notes, plus any unpaid interest, utilizing cash on hand. In connection with this repayment, the Company dedesignated its €500,000 2.00% Senior Notes borrowing as a net investment hedge of a portion of its European operations. For the six months ended July 3, 2021, the change in the U.S. dollar value of the Company’s euro denominated debt was a decrease of $21,816 ($16,691 net of taxes).

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

3. Revenue from Contracts with Customers

Contract Liabilities

The Company records contract liabilities when it receives payment prior to fulfilling a performance obligation. Contract liabilities related to revenues are recorded in accounts payable and accrued expenses on the accompanying condensed consolidating balance sheets. The Company had contract liabilities of $70,089 and $65,744 as of July 2, 2022 and December 31, 2021, respectively.

Performance Obligations

Substantially all of the Company’s revenue is recognized at a point in time when the product is either shipped or received from the Company’s facilities and control of the product is transferred to the customer. Accordingly, in any period, the Company does not recognize a significant amount of revenue from performance obligations satisfied or partially satisfied in prior periods and the amount of such revenue recognized during the three and six months ended July 2, 2022 and July 3, 2021 was immaterial.

Costs to Obtain a Contract

The Company incurs certain incremental costs to obtain revenue contracts. These costs relate to marketing display structures and are capitalized when the amortization period is greater than one year, with the amount recorded in other assets on the accompanying condensed consolidated balance sheets. Capitalized costs to obtain contracts were $58,451 and $49,644 as of July 2, 2022 and December 31, 2021, respectively. Straight-line amortization expense recognized during the six months ended July 2, 2022 and July 3, 2021 related to these capitalized costs were $24,876 and $30,196, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Revenue Disaggregation

The following table presents the Company’s segment revenues disaggregated by the geographical market location of customer sales and product categories for the three months ended July 2, 2022 and July 3, 2021:

July 2, 2022	Global Ceramic Segment	Flooring NA Segment	Flooring ROW Segment	Total
Geographical Markets
United States	$625,613	1,061,276	4,232	1,691,121
Europe	255,855	1,721	644,032	901,608
Russia	103,989	—	38,770	142,759
Other	173,112	36,541	208,047	417,700
	$1,158,569	1,099,538	895,081	3,153,188

Product Categories
Ceramic & Stone	$1,153,143	10,055	—	1,163,198
Carpet & Resilient	5,426	862,033	244,700	1,112,159
Laminate & Wood	—	227,450	304,159	531,609
Other(1)	—	—	346,222	346,222
	$1,158,569	1,099,538	895,081	3,153,188

July 3, 2021	Global Ceramic Segment	Flooring NA Segment	Flooring ROW Segment	Total
Geographical Markets
United States	$568,062	1,047,964	1,922	1,617,948
Europe	246,067	249	598,846	845,162
Russia	78,962	20	37,463	116,445
Other	146,412	32,956	194,910	374,278
	$1,039,503	1,081,189	833,141	2,953,833

Product Categories
Ceramic & Stone	$1,036,733	8,662	—	1,045,395
Carpet & Resilient	2,770	863,419	266,224	1,132,413
Laminate & Wood	—	209,108	273,171	482,279
Other(1)	—	—	293,746	293,746
	$1,039,503	1,081,189	833,141	2,953,833

(1) Other includes roofing elements, insulation boards, chipboards and IP contracts.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table presents the Company’s segment revenues disaggregated by the geographical market location of customer sales and product categories for the six months ended July 2, 2022 and July 3, 2021:

July 2, 2022	Global Ceramic Segment	Flooring NA Segment	Flooring ROW Segment	Total
Geographical Markets
United States	$1,210,844	2,097,156	7,018	3,315,018
Europe	501,091	3,853	1,281,395	1,786,339
Russia	170,507	23	78,505	249,035
Other	340,884	70,416	407,159	818,459
	$2,223,326	2,171,448	1,774,077	6,168,851

Product Categories
Ceramic & Stone	$2,212,854	19,043	—	2,231,897
Carpet & Resilient	10,472	1,705,115	488,828	2,204,415
Laminate & Wood	—	447,290	601,296	1,048,586
Other (1)	—	—	683,953	683,953
	$2,223,326	2,171,448	1,774,077	6,168,851

July 3, 2021	Global Ceramic Segment	Flooring NA Segment	Flooring ROW Segment	Total
Geographical Markets
United States	$1,102,609	1,984,062	4,341	3,091,012
Europe	453,567	579	1,156,984	1,611,130
Russia	140,980	50	65,120	206,150
Other	272,218	65,748	376,601	714,567
	$1,969,374	2,050,439	1,603,046	5,622,859

Product Categories
Ceramic & Stone	$1,964,192	16,983	—	1,981,175
Carpet & Resilient	5,182	1,635,499	513,948	2,154,629
Laminate & Wood	—	397,957	526,384	924,341
Other (1)	—	—	562,714	562,714
	$1,969,374	2,050,439	1,603,046	5,622,859

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

Restructuring, acquisition transaction and integration-related costs consisted of the following during the three and six months ended July 2, 2022 and July 3, 2021:

	Three Months Ended		Six Months Ended
	July 2 2022	July 3 2021	July 2 2022	July 3 2021
Cost of sales
Restructuring costs	$403	5,273	1,301	15,439
Acquisition integration-related costs	309	26	349	43
Restructuring and acquisition integration-related costs	$712	5,299	1,650	15,482

Selling, general and administrative expenses
Restructuring costs	$86	406	86	315
Acquisition transaction-related costs	330	895	1,027	1,744
Acquisition integration-related costs	770	180	1,054	423
Restructuring, acquisition transaction and integration-related costs	$1,186	1,481	2,167	2,482

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The restructuring activity for the three months ended July 2, 2022 is as follows:

	Asset write-downs (gains on disposals)	Severance	Other restructuring costs	Total
Balances as of April 2, 2022	$—	744	19	763
Restructuring costs
Flooring NA Segment	(86)	—	(154)	(240)
Flooring ROW Segment	—	—	729	729
Total restructuring costs	(86)	—	575	489
Cash payments	—	(304)	(748)	(1,052)
Non-cash items	86	(10)	154	230
Balances as of July 2, 2022	$—	430	—	430

Restructuring costs recorded in:
Cost of sales	$(86)	—	489	403
Selling, general and administrative expenses	—	—	86	86
Total restructuring costs	$(86)	—	575	489

The restructuring activity for the six months ended July 2, 2022 is as follows:

	Asset write-downs (gains on disposals)	Severance	Other restructuring costs	Total
Balances as of December 31, 2021	$—	1,634	995	2,629
Restructuring costs
Flooring NA Segment	(86)	—	(49)	(135)
Flooring ROW Segment	—	—	1,522	1,522
Total restructuring costs	(86)	—	1,473	1,387
Cash payments	—	(1,179)	(1,718)	(2,897)
Non-cash items	86	(25)	(750)	(689)
Balances as of July 2, 2022	$—	430	—	430

Restructuring costs recorded in:
Cost of sales	$(86)	—	1,387	1,301
Selling, general and administrative expenses	—	—	86	86
Total restructuring costs	$(86)	—	1,473	1,387

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

Items Measured at Fair Value
The following table presents the items measured at fair value as of July 2, 2022 and December 31, 2021:

	Fair Value
	July 2, 2022	December 31, 2021
Short-term investments:
Commercial paper (Level 2)	$265,000	323,000

The fair values and carrying values of the Company’s debt are disclosed in Note 18 - Debt.

6. Receivables, net

Receivables, net are as follows:

	At July 2, 2022	At December 31, 2021
Customers, trade	$2,003,358	1,721,584
Income tax receivable	43,328	73,727
Other	132,776	117,823
	2,179,462	1,913,134
Less: allowance for discounts, claims and doubtful accounts	73,653	73,149
Receivables, net	$2,105,809	1,839,985

7. Inventories

The components of inventories are as follows:

	At July 2, 2022	At December 31, 2021
Finished goods	$1,948,753	1,677,707
Work in process	181,088	144,004
Raw materials	696,203	569,961
Total inventories	$2,826,044	2,391,672

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Goodwill and Intangible Assets

The components of goodwill and other intangible assets are as follows:

Goodwill:

	Global Ceramic Segment	Flooring NA Segment	Flooring ROW Segment	Total
Balance as of December 31, 2021
Goodwill	$1,563,267	874,198	1,497,869	3,935,334
Accumulated impairment losses	(531,930)	(343,054)	(452,441)	(1,327,425)
	1,031,337	531,144	1,045,428	2,607,909

Goodwill adjustments related to acquisitions	—	—	(731)	(731)
Currency translation during the period	12,250	—	(83,114)	(70,864)

Balance as of July 2, 2022
Goodwill	1,575,517	874,198	1,414,024	3,863,739
Accumulated impairment losses	(531,930)	(343,054)	(452,441)	(1,327,425)
Balance as of July 2, 2022, net	$1,043,587	531,144	961,583	2,536,314

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Intangible assets not subject to amortization:

Tradenames
Balance as of December 31, 2021	$694,905
Currency translation during the period	(16,278)
Balance as of July 2, 2022	$678,627

Intangible assets subject to amortization:

Gross carrying amounts:	Customer relationships	Patents	Other	Total
Balance as of December 31, 2021	$680,177	256,336	6,786	943,299
Adjustments related to acquisitions	(36)	—	—	(36)
Currency translation during the period	(38,263)	(20,469)	(523)	(59,255)
Balance as of July 2, 2022	$641,878	235,867	6,263	884,008

Accumulated amortization:	Customer relationships	Patents	Other	Total
Balance as of December 31, 2021	$483,748	252,414	2,062	738,224
Amortization during the period	13,585	320	94	13,999
Currency translation during the period	(25,753)	(20,172)	(64)	(45,989)
Balance as of July 2, 2022	$471,580	232,562	2,092	706,234

Intangible assets subject to amortization, net as of July 2, 2022	$170,298	3,305	4,171	177,774

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Amortization expense	$6,826	7,336	13,999	14,834

9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are as follows:

	At July 2, 2022	At December 31, 2021
Outstanding checks in excess of cash	$3,644	3,005
Accounts payable, trade	1,359,212	1,228,621
Accrued expenses	668,894	666,209
Product warranties	40,942	45,215
Accrued interest	13,138	17,940
Accrued compensation and benefits	231,150	256,428
Total accounts payable and accrued expenses	$2,316,980	2,217,418

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
10. Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component for the six months ended July 2, 2022 are as follows:

	Foreign currency translation adjustments	Prior pension and post-retirement benefit service cost and actuarial gain (loss)	Total
Balance as of December 31, 2021	$(959,199)	(7,753)	(966,952)
Current period other comprehensive income (loss)	(48,654)	607	(48,047)
Balance as of July 2, 2022	$(1,007,853)	(7,146)	(1,014,999)

11. Stock-Based Compensation

The Company recognizes compensation expense for all share-based payments granted based on the grant-date fair value estimated in accordance with the provisions of ASC 718-10. Compensation expense is recognized on a straight-line basis over the awards’ estimated lives for fixed awards with ratable vesting provisions.

The Company granted no restricted stock units (“RSUs”) for the three months ended July 2, 2022. The Company granted 189 restricted stock units (“RSUs”) at a weighted average grant-date fair value of $137.99 per unit for the six months ended July 2, 2022. The Company granted no RSUs for the three months ended July 3, 2021. The Company granted 173 RSUs at a weighted average grant-date fair value of $175.12 per unit for the six months ended July 3, 2021. The Company recognized stock-based compensation costs related to the issuance of RSUs of $5,655 ($4,184 net of taxes) and $6,018 ($4,453 net of taxes) for the three months ended July 2, 2022 and July 3, 2021, respectively, which has been allocated to cost of sales and selling, general and administrative expenses. The Company recognized stock-based compensation costs related to the issuance of RSUs of $11,309 ($8,369 net of taxes) and $11,986 ($8,870 net of taxes) for the six months ended July 2, 2022 and July 3, 2021, respectively, which has been allocated to cost of sales and selling, general and administrative expenses. Pre-tax unrecognized compensation expense for unvested RSUs granted to employees, net of estimated forfeitures, was $30,247 as of July 2, 2022, and will be recognized as expense over a weighted-average period of approximately 1.94 years.

12. Other Expense (Income), net

Other expense (income), net is as follows:

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Foreign currency losses (gains), net	$(292)	1,165	444	(21)
Resolution of foreign non-income tax contingencies	—	(6,211)	—	(6,211)
Release of indemnification asset	—	—	7,324	—
All other, net	(2,526)	(6,122)	(8,148)	(7,163)
Total other expense (income), net	$(2,818)	(11,168)	(380)	(13,395)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
13. Income Taxes

For the three months ended July 2, 2022, the Company recorded income tax expense of $78,176 on earnings before income taxes of $358,686 for an effective tax rate of 21.8%, as compared to an income tax expense of $64,245 on earnings before income taxes of $400,698, for an effective tax rate of 16.0% for the three months ended July 3, 2021. For the six months ended July 2, 2022, the Company recorded income tax expense of $139,624 on earnings before income taxes of $665,568 for an effective tax rate of 21.0%, as compared to income tax expense of $131,935 on earnings before income taxes of $705,199, for an effective tax rate of 18.7% for the six months ended July 3, 2021. The difference in the effective tax rates for the comparative periods was impacted by the Company’s geographic dispersion of profits and losses for the respective periods, lower U.S. tax on foreign earnings, a one-time Italian tax planning election allowing for the realignment of tax asset values in the quarter ended July 3, 2021, and an Italian benefit associated with a release of an uncertain tax liability for the six months ended July 2, 2022.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
14. Stockholders’ Equity

The following tables reflect the changes in stockholders’ equity for the three months ended July 2, 2022 and July 3, 2021 (in thousands).

	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Nonredeemable Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount				Shares	Amount

April 2, 2022	70,880	$709	$1,913,518	$7,630,837	($1,048,599)	(7,341)	($215,495)	$6,633	$8,287,603
Shares issued under employee and director stock plans	2	—	(2)	—	—	—	4	—	2
Stock-based compensation expense	—	—	5,654	—	—	—	—	—	5,654
Repurchases of common stock	(4)	—	—	(611)	—	—	—	—	(611)
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	79	79
Currency translation adjustment on noncontrolling interests	—	—	—	—	—	—	—	535	535
Purchase of noncontrolling interest, net of taxes	—	—	572	—	—	—	—	(927)	(355)
Currency translation adjustment	—	—	—	—	33,530	—	—	—	33,530
Prior pension and post-retirement benefit service cost and actuarial gain	—	—	—	—	70	—	—	—	70
Net earnings	—	—	—	280,431	—	—	—	—	280,431
July 2, 2022	70,878	$709	$1,919,742	$7,910,657	($1,014,999)	(7,341)	($215,491)	$6,320	$8,606,938

	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Nonredeemable Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount				Shares	Amount

April 3, 2021	77,050	$770	$1,889,540	$7,673,129	($855,455)	(7,343)	($215,551)	$6,599	$8,499,032
Shares issued under employee and director stock plans	2	—	54	—	—	—	4	—	58
Stock-based compensation expense	—	—	6,018	—	—	—	—	—	6,018
Repurchases of common stock	(680)	(6)	—	(141,619)	—	—	—	—	(141,625)
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	168	168
Currency translation adjustment on noncontrolling interests	—	—	—	—	—	—	—	57	57
Currency translation adjustment	—	—	—	—	73,838	—	—	—	73,838
Prior pension and post-retirement benefit service cost and actuarial gain	—	—	—	—	111	—	—	—	111
Net earnings	—	—	—	336,285	—	—	—	—	336,285
July 3, 2021	76,372	$764	$1,895,612	$7,867,795	($781,506)	(7,343)	($215,547)	$6,824	$8,773,942

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following tables reflect the changes in stockholders’ equity for the six months ended July 2, 2022 and July 3, 2021 (in thousands).

	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount				Shares	Amount

December 31, 2021	72,952	$729	$1,911,131	$7,692,064	($966,952)	(7,343)	($215,547)	$6,791	$8,428,216
Shares issued under employee and director stock plans	107	1	(3,270)	—	—	2	56	—	(3,213)
Stock-based compensation expense	—	—	11,309	—	—	—	—	—	11,309
Repurchases of common stock	(2,181)	(21)	—	(307,167)	—	—	—	—	(307,188)
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	184	184
Currency translation adjustment on noncontrolling interests	—	—	—	—	—	—	—	272	272
Purchase of noncontrolling interest, net of taxes	—	—	572	—	—	—	—	(927)	(355)
Currency translation adjustment	—	—	—	—	(48,654)	—	—	—	(48,654)
Prior pension and post-retirement benefit service cost and actuarial gain	—	—	—	—	607	—	—	—	607
Net earnings	—	—	—	525,760	—	—	—	—	525,760
July 2, 2022	70,878	$709	$1,919,742	$7,910,657	($1,014,999)	(7,341)	($215,491)	$6,320	$8,606,938

	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount				Shares	Amount

December 31, 2020	77,624	$776	$1,885,142	$7,559,191	($695,145)	(7,346)	($215,648)	$6,842	$8,541,158
Shares issued under employee and director stock plans	115	1	(1,516)	—	—	3	101	—	(1,414)
Stock-based compensation expense	—	—	11,986	—	—	—	—	—	11,986
Repurchases of common stock	(1,367)	(13)	—	(264,488)	—	—	—	—	(264,501)
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	172	172
Currency translation adjustment on noncontrolling interests	—	—	—	—	—	—	—	(190)	(190)
Currency translation adjustment	—	—		—	(86,569)	—	—	—	(86,569)
Prior pension and post-retirement benefit service cost and actuarial gain	—	—	—	—	208	—	—	—	208
Net earnings	—	—	—	573,092	—	—	—	—	573,092
July 3, 2021	76,372	$764	$1,895,612	$7,867,795	($781,506)	(7,343)	($215,547)	$6,824	$8,773,942

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

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net earnings attributable to Mohawk Industries, Inc.	$280,431	336,285	525,760	573,092

Weighted-average common shares outstanding-basic and diluted:
Weighted-average common shares outstanding—basic	63,540	69,432	64,116	69,809
Add weighted-average dilutive potential common shares—options to purchase common shares and RSUs, net	258	313	258	293
Weighted-average common shares outstanding-diluted	63,798	69,745	64,374	70,102

Earnings per share attributable to Mohawk Industries, Inc.
Basic	$4.41	4.84	8.20	8.21
Diluted	$4.40	4.82	8.17	8.18

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

Segment information is as follows:

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net sales:
Global Ceramic Segment	$1,158,569	1,039,503	2,223,326	1,969,374
Flooring NA Segment	1,099,538	1,081,189	2,171,448	2,050,439
Flooring ROW Segment	895,081	833,141	1,774,077	1,603,046
Total	$3,153,188	2,953,833	6,168,851	5,622,859

Operating income (loss):
Global Ceramic Segment	$154,269	136,435	254,607	224,239
Flooring NA Segment	100,030	115,943	195,354	197,241
Flooring ROW Segment	124,107	163,886	258,757	323,192
Corporate and intersegment eliminations	(10,479)	(11,840)	(19,990)	(22,733)
Total	$367,927	404,424	688,728	721,939

	At July 2, 2022	At December 31, 2021
Assets:
Global Ceramic Segment	$5,537,075	5,160,776
Flooring NA Segment	4,345,912	4,125,960
Flooring ROW Segment	4,334,649	4,361,741
Corporate and intersegment eliminations	471,851	576,040
Total	$14,689,487	14,224,517

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

Georgia State Court Investor Actions

The Company and certain of its present and former executive officers were named as defendants in certain investor actions, filed in the State Court of Fulton County of the State of Georgia on April 22, 2021, April 23, 2021, and May 11, 2022. Five complaints brought on behalf of purported former Mohawk stockholders each allege that defendants defrauded the respective plaintiffs through false or misleading statements and thereby induced plaintiffs to purchase Company stock at artificially inflated prices. The allegations are similar to those of the Securities Class Action pending in the United States District Court for the Northern District of Georgia. The claims alleged include fraud, negligent misrepresentation, violations of the Georgia Securities Act, and violations of the Georgia Racketeering and Corrupt Organizations statute. Plaintiffs in the investor actions seek compensatory and punitive damages. On June 28, 2021, defendants filed motions to dismiss each of the four complaints filed in April 2021 and answers to the same. On October 5, 2021, all four investor actions filed in April 2021 were transferred by the State Court of Fulton County to the Metro Atlanta Business Case Division, where fact discovery is ongoing. On January 28, 2022, the Court granted in part and denied in part the motions to dismiss the four actions filed in April 2021, dismissing the Georgia Securities Act claims as to all defendants, and the negligent misrepresentation claim as to the Company. On May 19, 2022, the parties filed a joint motion to transfer the investor action filed on May 11, 2022 to the Metro Atlanta Business Case Division along with the other four actions pending in the Metro Atlanta Business Case Division. The Company intends to vigorously defend against the claims.

Separate Federal Actions

The Company and certain of its present and former executive officers were named as defendants in three additional non-class action lawsuits filed in the United States District Court for the Northern District of Georgia on June 22, 2021, March 25, 2022, and April 26, 2022, respectively. Each complaint is brought on behalf of one or more purported former Mohawk stockholders and alleges that defendants defrauded the plaintiffs through false or misleading statements and thereby induced plaintiffs to purchase Company stock at artificially inflated prices. The allegations are similar to those of the Securities Class Action. The federal law claims alleged include violations of Sections 10(b) and 18 of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making materially false and misleading statements and that the officers are control persons under Section 20(a) of the Securities Exchange Act of 1934. The state law claims alleged include fraud, negligent misrepresentation, violations of the Georgia Securities Act, and violations of the Georgia Racketeering and Corrupt Organizations statute. Plaintiffs in the lawsuits seek compensatory and punitive damages and attorneys’ fees. On December 13, 2021, defendants filed motions to dismiss the June 22, 2021 complaint, which remain pending. On July 6, 2022, defendants filed motions to dismiss the March 25, 2022 complaint. The Company intends to vigorously defend against the claims.

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

At the Company’s election, revolving loans under the Senior Credit Facility bear interest at annual rates equal to either (a) LIBOR for 1, 3 or 6 month periods, as selected by the Company, plus an applicable margin ranging between 1.00% and 1.75% (1.00% as of July 2, 2022), or (b) the higher of the Wells Fargo Bank, National Association prime rate, the Federal Funds rate plus 0.5%, or the Eurocurrency Rate (as defined in the Senior Credit Facility) rate plus 1.0%, plus an applicable margin ranging between 0.00% and 0.75% (0.00% as of July 2, 2022). The Company also pays a commitment fee to the lenders under the Senior Credit Facility on the average amount by which the aggregate commitments of the lenders exceed utilization of the Senior Credit Facility ranging from 0.09% to 0.20% per annum (0.09% as of July 2, 2022). The applicable margins and the commitment fee are determined based on whichever of the Company’s Consolidated Net Leverage Ratio or its senior unsecured debt rating (or if not available, corporate family rating) results in the lower applicable margins and commitment fee (with applicable margins and the commitment fee increasing as that ratio increases or those ratings decline, as applicable). On October 28, 2021, the Company further amended the Senior Credit Facility to replace LIBOR for euros with the EURIBOR benchmark rate.

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

As of July 2, 2022, amounts utilized under the Senior Credit Facility included zero borrowings and $18,738 of standby letters of credit related to various insurance contracts and foreign vendor commitments. Any outstanding borrowings under the Company’s U.S. and European commercial paper programs reduce the availability of the Senior Credit Facility. Including commercial paper borrowings, the Company has utilized $907,641 under the Senior Credit Facility resulting in a total of $892,359 available as of July 2, 2022.

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

The proceeds from the issuance of commercial paper notes will be available for general corporate purposes. As of July 2, 2022, there were $830,000 outstanding under the U.S. commercial paper program, and the euro equivalent of $58,903 under the European program. The weighted-average interest rate and maturity period for the U.S. program were 1.69% and 19.8 days, respectively. The weighted-average interest rate and maturity period for the European program were (0.09)% and 23.4 days, respectively.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The fair values and carrying values of the Company’s debt instruments are detailed as follows:

	At July 2, 2022		At December 31, 2021
	Fair Value	Carrying Value	Fair Value	Carrying Value
1.750% Senior Notes, payable June 12, 2027; interest payable annually	$444,199	521,268	601,037	566,380
3.625% Senior Notes, payable May 15, 2030; interest payable semi-annually	451,375	500,000	538,545	500,000
3.85% Senior Notes, payable February 1, 2023; interest payable semi-annually	600,330	600,000	615,630	600,000
U.S. commercial paper	830,000	830,000	598,000	598,000
European commercial paper	58,903	58,903	15,859	15,859
Finance leases and other	48,357	48,357	53,163	53,163
Unamortized debt issuance costs	(7,564)	(7,564)	(8,617)	(8,617)
Total debt	2,425,600	2,550,964	2,413,617	2,324,785
Less current portion of long term-debt and commercial paper	1,498,900	1,498,900	624,503	624,503
Long-term debt, less current portion	$926,700	1,052,064	1,789,114	1,700,282

The fair values of the Company’s debt instruments were estimated using market observable inputs, including quoted prices in active markets, market indices and interest rate measurements. Within the hierarchy of fair value measurements, these are Level 2 fair values.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
19. Consolidated Statements of Cash Flows Information
Supplemental cash flow information were as follows:

	Six Months Ended
	July 2, 2022	July 3, 2021
Net cash paid during the periods for:
Interest	$34,059	43,542
Income taxes	$154,386	137,859

Supplemental schedule of non-cash investing and financing activities:
Unpaid property plant and equipment in accounts payable and accrued expenses	$79,674	68,566

Fair value of assets acquired/adjusted in acquisitions	$(777)	12,734
Liabilities assumed/adjusted in acquisitions	(174)	(6,396)
	$(951)	6,338

Right of use assets obtained in exchange for lease obligations:
Operating leases	$67,176	115,262
Finance leases	$7,925	8,259

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
20. Subsequent Events

The Company entered into an agreement to purchase Foss Floors, a Georgia-based manufacturer specializing in non-woven, needle-punch technology, for approximately $148 million in cash. The transaction closed on July 6, 2022.

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

Due to its global footprint, Mohawk’s business is sensitive to macroeconomic events in the United States and abroad. In response to Russian military actions in Ukraine, the Company has suspended new investments in Russia. The broader consequences of this conflict, which may include further economic sanctions, embargoes, regional instability, and geopolitical shifts; potential retaliatory actions, including nationalization of foreign-owned businesses and intentional disruption of natural gas supply to Europe; increased tensions between the U.S. and countries in which the Company operates; potential supply chain disruption of raw materials sourced from Ukraine, primarily clay, and materials and spare parts needed in the Company’s operations; global increases in the cost of natural gas, oil and oil-based raw materials and chemicals; and the extent of the conflict’s effect on the Company’s business and results of operations as well as the global economy cannot be predicted. In addition, the current environment has placed demands on the Company’s operations as the COVID-19 pandemic has at times caused disruptions in some of the Company’s markets and operations. The Company anticipates that new variants of the virus could have an impact on its markets and operations in ways that are difficult to predict due to the inconsistent effect the variants have had in different regions.

During the past year, rapid cost escalations in materials, energy, transportation and labor have impacted the Company’s profitability across all segments. Mohawk has, to some extent, offset the impact of inflationary pressures through multiple pricing actions across product categories and geographies; improved mix from sales of higher-value, differentiated products; and productivity gains in manufacturing and logistics. In the near future, the Company may not be able to predict significant changes in these external pressures, which could have an adverse impact on the Company’s results. Similarly, inflationary pressures around the globe may impact consumer and commercial investments in flooring and other large, deferrable purchases.

In 2022, the Company plans to invest an additional amount of approximately $785 million to complete existing projects and commence new initiatives. The Company plans to invest in previously initiated expansion projects, cost reduction initiatives and upgrades for recent acquisitions as well as maintenance across the businesses. The main investment areas include the Company’s LVT portfolio to upgrade its product offering and improve profitability; premium water-proof laminate in North America and Europe; quartz countertop expansion in North America and porcelain slab expansion in Europe.

The Company announced on June 3, 2022 that it has entered into an agreement to purchase the Vitromex ceramic tile business from Grupo Industrial Saltillo for approximately $293 million in cash. The Vitromex business includes four manufacturing facilities strategically located throughout Mexico. The transaction is expected to close in the second half of 2022 subject to customary government approvals and closing conditions.

For the three months ended July 2, 2022, net earnings attributable to the Company were $280.4 million, or diluted earnings per share (“EPS”) of $4.40, compared to net earnings attributable to the Company of $336.3 million, or diluted earnings per share of $4.82 for the three months ended July 3, 2021. The change in EPS was primarily attributable to higher inflation, lower sales volume, increased short-term manufacturing disruptions, the unfavorable net impact from foreign exchange rates, higher costs associated with investments in new product development and marketing costs and increased startup costs, partially offset by the favorable net impact of price and product mix, productivity gains, reduced share count due to the repurchases of common stock and lower restructuring, acquisition and integration-related costs. The Company believes that a number of circumstances may impact trends in 2022, including Russian military actions in Ukraine, the continuation of the COVID-19 pandemic, impacts to material availability due to disruptions in the global supply chain and inflation, but the extent and duration of such impacts cannot be predicted.

For the six months ended July 2, 2022, net earnings attributable to the Company were $525.8 million, or diluted EPS of $8.17, compared to net earnings attributable to the Company of $573.1 million, or diluted EPS of $8.18 for the six months ended July 3, 2021. The change in EPS was primarily attributable to higher inflation, lower sales volume, the unfavorable net impact from foreign exchange rates, increased short-term manufacturing disruptions and higher costs associated with investments in new product development and marketing costs, partially offset by the favorable net impact of price and product mix, productivity gains, reduced share count due to the repurchases of common stock and lower restructuring, acquisition and integration-related costs. The Company believes that a number of circumstances may impact trends in 2022, including Russian military actions in Ukraine, the continuation of the COVID-19 pandemic, impacts to material availability due to disruptions in the global supply chain and inflation, but the extent and duration of such impacts cannot be predicted.

For the six months ended July 2, 2022, the Company generated $202.7 million of cash from operating activities. As of July 2, 2022, the Company had cash and cash equivalents of $224.0 million, of which $29.1 million was in the United States and $194.9 million was in foreign countries.

Results of Operations

Quarter Ended July 2, 2022, as compared with Quarter Ended July 3, 2021

Net sales

Net sales for the three months ended July 2, 2022 were $3,153.2 million, reflecting an increase of $199.4 million, or 6.8%, from the $2,953.8 million reported for the three months ended July 3, 2021. The increase was primarily attributable to the favorable net impact of price and product mix of approximately $487 million, partially offset by lower sales volume of approximately $160 million, the unfavorable net impact from foreign exchange rates of approximately $117 million and the unfavorable impact from less shipping days in the second quarter of 2022 of approximately $11 million.

Global Ceramic Segment—Net sales increased $119.1 million, or 11.5%, to $1,158.6 million for the three months ended July 2, 2022, compared to $1,039.5 million for the three months ended July 3, 2021. The increase was primarily attributable to the favorable net impact of price and product mix of approximately $177 million, partially offset by lower sales volume of approximately $26 million, the unfavorable net impact from foreign exchange rates of approximately $22 million and the unfavorable impact from less shipping days in the second quarter of 2022 of approximately $11 million.

Flooring NA Segment—Net sales increased $18.3 million, or 1.7%, to $1,099.5 million for the three months ended July 2, 2022, compared to $1,081.2 million for the three months ended July 3, 2021. The increase was primarily attributable to the favorable net impact of price and product mix of approximately $145 million, partially offset by lower sales volume of approximately $127 million.

Flooring ROW Segment—Net sales increased $62.0 million, or 7.4%, to $895.1 million for the three months ended July 2, 2022, compared to $833.1 million for the three months ended July 3, 2021. The increase was primarily attributable to the favorable net impact of price and product mix of approximately $165 million, partially offset by the unfavorable net impact from foreign exchange rates of approximately $95 million and lower sales volume of approximately $8 million.

Gross profit

Gross profit for the three months ended July 2, 2022 was $873.2 million (27.7% of net sales), a decrease of $29.0 million or 3.2%, compared to gross profit of $902.2 million (30.5% of net sales) for the three months ended July 3, 2021. As a percentage of net sales, gross profit decreased 280 basis points. The decrease in gross profit dollars was primarily attributable to higher inflation of approximately $423 million, lower sales volume of approximately $59 million, the unfavorable net impact from foreign exchange rates of approximately $20 million, increased short-term manufacturing disruptions of approximately $5 million and increased startup costs of approximately $4 million, partially offset by the favorable net impact of price and product mix of approximately $445 million, productivity gains of approximately $34 million and lower restructuring, acquisition and integration-related costs of approximately $5 million.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended July 2, 2022 were $505.3 million (16.0% of net sales), an increase of $7.5 million compared to $497.8 million (16.9% of net sales) for the three months ended July 3, 2021. As a percentage of net sales, selling, general and administrative expenses decreased 90 basis points. The increase in selling, general and administrative expenses in dollars was primarily attributable to the unfavorable net impact of price and product mix of approximately $20 million, higher inflation of approximately $9 million and higher costs associated with investments in new product development and marketing costs of approximately $4 million, partially offset by the favorable net impact from foreign exchange rates of approximately $16 million and productivity gains of approximately $10 million.

Operating income

Operating income for the three months ended July 2, 2022 was $367.9 million (11.7% of net sales), reflecting a decrease of $36.5 million, or 9.0%, compared to operating income of $404.4 million (13.7% of net sales) for the three months ended July 3, 2021. The decrease in operating income was primarily attributable to higher inflation of approximately $432 million, lower sales volume of approximately $60 million, increased short-term manufacturing disruptions of approximately $5 million, the unfavorable net impact from foreign exchange rates of approximately $5 million, higher costs associated with investments in new product development and marketing costs of approximately $4 million and increased startup costs of approximately $4 million, partially offset by the favorable net impact of price and product mix of approximately $424 million, productivity gains of approximately $44 million and lower restructuring, acquisition and integration-related costs of approximately $5 million.

Global Ceramic Segment—Operating income was $154.3 million (13.3% of segment net sales) for the three months ended July 2, 2022, reflecting an increase of $17.9 million compared to operating income of $136.4 million (13.1% of segment net sales) for the three months ended July 3, 2021. The increase in operating income was primarily attributable to the favorable net impact of price and product mix of approximately $150 million and productivity gains of approximately $20 million, partially offset by higher inflation of approximately $136 million, lower sales volume of approximately $12 million and the unfavorable net impact from foreign exchange rates of approximately $2 million.

Flooring NA Segment—Operating income was $100.0 million (9.1% of segment net sales) for the three months ended July 2, 2022, reflecting a decrease of $15.9 million compared to operating income of $115.9 million (10.7% of segment net sales) for the three months ended July 3, 2021. The decrease in operating income was primarily attributable to higher inflation of approximately $131 million, lower sales volume of approximately $41 million, increased startup costs of approximately $3 million and higher costs associated with investments in new product development and marketing costs of approximately $2 million, partially offset by the favorable net impact of price and product mix of approximately $124 million, productivity gains of approximately $32 million and lower restructuring, acquisition and integration-related costs of approximately $6 million.

Flooring ROW Segment—Operating income was $124.1 million (13.9% of segment net sales) for the three months ended July 2, 2022, reflecting a decrease of $39.8 million compared to operating income of $163.9 million (19.7% of segment net sales) for the three months ended July 3, 2021. The decrease in operating income was primarily attributable to higher inflation of approximately $166 million, productivity losses of approximately $8 million, lower sales volume of approximately $7 million, increased short-term manufacturing disruptions of approximately $4 million and the unfavorable net impact from foreign exchange rates of approximately $3 million, partially offset by the favorable net impact of price and product mix of approximately $151 million.

Interest expense

Interest expense was $12.1 million for the three months ended July 2, 2022, reflecting a decrease of $2.8 million compared to interest expense of $14.9 million for the three months ended July 3, 2021. The decrease in interest expense was primarily due to the Company’s redemption of the 2.00% Senior Notes on October 19, 2021.

Other expense (income), net

Other income, net was $2.8 million for the three months ended July 2, 2022, reflecting an unfavorable change of $8.4 million compared to other income, net of $11.2 million for the three months ended July 3, 2021. The change was primarily attributable to the resolution of foreign non-income tax contingencies of approximately $6 million during the three months ended July 3, 2021 and other miscellaneous items of approximately $4 million, partially offset by the favorable net impact of foreign exchange rates of approximately $2 million.

Income tax expense

For the three months ended July 2, 2022, the Company recorded income tax expense of $78.2 million on earnings before income taxes of $358.7 million, for an effective tax rate of 21.8%, as compared to an income tax expense of $64.2 million on earnings before income taxes of $400.7 million, for an effective tax rate of 16.0% for the three months ended July 3, 2021. The difference in the effective tax rates for the comparative periods was impacted by the Company’s geographic dispersion of profits and losses for the respective periods, lower U.S. tax on foreign earnings, and a one-time Italian tax planning election allowing for the realignment of tax asset values in the quarter ended July 3, 2021.

Six Months Ended July 2, 2022, as compared with Six Months Ended July 3, 2021

Net sales

Net sales for the six months ended July 2, 2022 were $6,168.9 million, reflecting an increase of $546.0 million, or 9.7%, from the $5,622.9 million reported for the six months ended July 3, 2021. The increase was primarily attributable to the favorable net impact of price and product mix of approximately $918 million, partially offset by the unfavorable net impact from foreign exchange rates of approximately $211 million, lower sales volume of approximately $133 million and the unfavorable impact from fewer shipping days for the six months ended July 2, 2022 of approximately $32 million.

Global Ceramic Segment—Net sales increased $253.9 million, or 12.9%, to $2,223.3 million for the six months ended July 2, 2022, compared to $1,969.4 million for the six months ended July 3, 2021. The increase was primarily attributable to the favorable net impact of price and product mix of approximately $319 million and higher sales volume of approximately $4 million, partially offset by the unfavorable net impact from foreign exchange rates of approximately $54 million and unfavorable impact from fewer shipping days for the six months ended July 2, 2022 of approximately $15 million.

Flooring NA Segment—Net sales increased $121.0 million, or 5.9%, to $2,171.4 million for the six months ended July 2, 2022, compared to $2,050.4 million for the six months ended July 3, 2021. The increase was primarily attributable to the favorable net impact of price and product mix of approximately $285 million, partially offset by lower sales volume of approximately $147 million and the unfavorable impact from fewer shipping days for the six months ended July 2, 2022 of approximately $17 million.

Flooring ROW Segment—Net sales increased $171.1 million, or 10.7%, to $1,774.1 million for the six months ended July 2, 2022, compared to $1,603.0 million for the six months ended July 3, 2021. The increase was primarily attributable to the favorable net impact of price and product mix of approximately $314 million and higher sales volume of approximately $9 million, partially offset by the unfavorable net impact from foreign exchange rates of approximately $156 million.

Gross profit

Gross profit for the six months ended July 2, 2022 was $1,675.3 million (27.2% of net sales), a decrease of $18.7 million or 1.1%, compared to gross profit of $1,694.0 million (30.1% of net sales) for the six months ended July 3, 2021. As a percentage of net sales, gross profit decreased 290 basis points. The decrease in gross profit dollars was primarily attributable to higher inflation of approximately $754 million, lower sales volume of approximately $65 million, the unfavorable net impact from foreign exchange rates of approximately $43 million and increased short-term manufacturing disruptions of approximately $14 million, partially offset by the favorable net impact of price and product mix of approximately $791 million, productivity gains of approximately $53 million and lower restructuring, acquisition and integration-related costs of approximately $14 million.

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended July 2, 2022 were $986.6 million (16.0% of net sales), an increase of $14.6 million compared to $972.0 million (17.3% of net sales) for the six months ended July 3, 2021. As a percentage of net sales, selling, general and administrative expenses decreased 130 basis points. The increase in selling, general and administrative expenses in dollars was primarily attributable to the unfavorable net impact of price and product mix of approximately $36 million, higher inflation of approximately $19 million, the unfavorable impact due to sales volume changes of approximately $7 million and higher costs associated with investments in new product development and marketing costs of approximately $3 million, partially offset by the favorable net impact from foreign exchange rates of approximately $27 million and productivity gains of approximately $23 million.

Operating income

Operating income for the six months ended July 2, 2022 was $688.7 million (11.2% of net sales), reflecting a decrease of $33.2 million, or 4.6%, compared to operating income of $721.9 million (12.8% of net sales) for the six months ended July 3, 2021. The decrease in operating income was primarily attributable to higher inflation of approximately $773 million, lower sales volume of approximately $72 million, the unfavorable net impact from foreign exchange rates of approximately $16 million, increased short-term manufacturing disruptions of approximately $14 million and higher costs associated with investments in new product development and marketing costs of approximately $3 million, partially offset by the favorable net impact of price and product mix of approximately $755 million, productivity gains of approximately $76 million and lower restructuring, acquisition and integration-related costs of approximately $14 million.

Global Ceramic Segment—Operating income was $254.6 million (11.5% of segment net sales) for the six months ended July 2, 2022, reflecting an increase of $30.4 million compared to operating income of $224.2 million (11.4% of segment net sales) for the six months ended July 3, 2021. The increase in operating income was primarily attributable to the favorable net impact of price and product mix of approximately $252 million and productivity gains of approximately $31 million, partially offset by higher inflation of approximately $242 million, the unfavorable net impact from foreign exchange rates of approximately $5 million and lower sales volume of approximately $3 million.

Flooring NA Segment—Operating income was $195.4 million (9.0% of segment net sales) for the six months ended July 2, 2022, reflecting a decrease of $1.8 million compared to operating income of $197.2 million (9.6% of segment net sales) for the six months ended July 3, 2021. The decrease in operating income was primarily attributable to higher inflation of approximately $235 million, lower sales volume of approximately $62 million, increased startup costs of approximately $3 million and increased short-term manufacturing disruptions of approximately $2 million, partially offset by the favorable net impact of price and product mix of approximately $225 million, productivity gains of approximately $62 million and lower restructuring, acquisition and integration-related costs of approximately $14 million.

Flooring ROW Segment—Operating income was $258.8 million (14.6% of segment net sales) for the six months ended July 2, 2022, reflecting a decrease of $64.4 million compared to operating income of $323.2 million (20.2% of segment net sales) for the six months ended July 3, 2021. The decrease in operating income was primarily attributable to higher inflation of approximately $299 million, decreased productivity of approximately $17 million, the unfavorable net impact of foreign exchange rates of approximately $11 million, increased short-term manufacturing disruptions of approximately $8 million and lower sales volume of approximately $6 million, partially offset by the favorable net impact of price and product mix of approximately $278 million.

Interest expense

Interest expense was $23.5 million for the six months ended July 2, 2022, reflecting a decrease of $6.6 million compared to interest expense of $30.1 million for the six months ended July 3, 2021. Approximately $6 million of the decrease in interest expense was due to the Company’s redemption of the 2.00% Senior Notes on October 19, 2021.

Other expense (income), net

Other income, net was $0.4 million for the six months ended July 2, 2022, reflecting an unfavorable change of $13.0 million compared to other income, net of $13.4 million for the six months ended July 3, 2021. The change was primarily driven by the release of an indemnification receivable related to the resolution of foreign non-income tax contingencies of approximately $6 million during the six months ended July 3, 2021, the reversal of uncertain tax positions recorded with the Emil acquisition of approximately $7 million and other miscellaneous items.

Income tax expense

For the six months ended July 2, 2022, the Company recorded income tax expense of $139.6 million on earnings before income taxes of $665.6 million for an effective tax rate of 21.0%, as compared to an income tax expense of $131.9 million on earnings before income taxes of $705.2 million, for an effective tax rate of 18.7% for the six months ended July 3, 2021. The difference in the effective tax rates for the comparative periods was impacted by the geographical dispersion of profits and losses for the respective periods, lower U.S. tax on foreign earnings, a one-time Italian tax planning election allowing for the realignment of tax asset values in the quarter ended July 3, 2021, and an Italian benefit associated with a release of an uncertain tax liability for the six months ended July 2, 2022.

Liquidity and Capital Resources

The Company’s primary capital requirements are for working capital, capital expenditures and acquisitions. The Company’s capital needs are met primarily through a combination of internally generated funds, commercial paper, bank credit lines, term and senior notes and credit terms from suppliers.

Net cash provided by operating activities in the first six months of 2022 was $202.7 million, compared to net cash provided by operating activities of $598.0 million in the first six months of 2021. The decrease of $395.3 million in 2022 was primarily attributable to the change in working capital and lower net earnings.

Net cash used in investing activities in the first six months of 2022 was $221.1 million compared to net cash used in investing activities of $328.5 million in the first six months of 2021. The decrease was primarily due to the increase in the redemptions of short-term investments of $152.7 million (net of purchases of short-term investments), partially offset by the increase of capital expenditures of $52.6 million.

Net cash used in financing activities in the first six months of 2022 was $42.8 million compared to net cash used in financing activities of $275.8 million in the six months of 2021. The change in cash used in financing activities is primarily attributable to the higher net proceeds from commercial paper of $278.2 million, partially offset by higher share repurchases of $42.7 million.

As of July 2, 2022, the Company had cash of $224.0 million, of which $194.9 million was held outside the United States. The Company plans to permanently reinvest the cash held outside the United States. The Company believes that its cash and cash equivalents on hand, cash generated from operations and availability under its existing credit facilities will be sufficient to meet its capital expenditure, working capital and debt servicing requirements over at least the next twelve months. The Company continually evaluates its projected needs and may conduct additional debt financings, subject to market conditions, to increase its liquidity and to take advantage of attractive financing opportunities.

On February 10, 2022, the Company’s Board of Directors approved a new share repurchase program, authorizing the Company to repurchase up to $500 million of its common stock (the “2022 Share Repurchase Program”). For the six months ended July 2, 2022, the Company purchased $307.2 million of its common stock, exhausting the $36.8 million remaining under the prior share repurchase program authorized on September 16, 2021 (the "2021 Share Repurchase Program"), and utilizing $270.4 million under the 2022 Share Repurchase Program. As of July 2, 2022, there remains $229.6 million authorized under the 2022 Share Repurchase Program.

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

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of July 2, 2022.

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

The COVID-19 pandemic has created volatility in the global economy, has led to unpredictable economic activity and has impacted the supply chain for raw materials and sourced finished goods. The COVID-19 pandemic and the global economic slowdown may impact normal seasonality trends in 2022, but the extent and duration of such impacts cannot be predicted.

Forward-Looking Information

Certain of the statements in this Form 10-Q, particularly those anticipating future performance, business prospects, growth and operating strategies, and similar matters, and those that include the words “could,” “should,” “believes,” “anticipates,” “expects” and “estimates” or similar expressions constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For those statements, Mohawk claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. There can be no assurance that the forward-looking statements will be accurate because they are based on many assumptions, which involve risks and uncertainties. The following important factors could cause future results to differ: changes in economic or industry conditions; competition; inflation and deflation in raw material prices, freight and other input costs; inflation and deflation in consumer markets; currency fluctuations; energy costs and supply; timing and level of capital expenditures; timing and implementation of price increases for the Company’s products; impairment charges; integration of acquisitions; international operations; introduction of new products; rationalization of operations; tax and tax reform, product and other claims; litigation; Russian military actions in Ukraine or other geopolitical events; the risks and uncertainty related to the COVID-19 pandemic; regulatory and political changes in the jurisdictions in which the Company does business; and other risks identified in Mohawk’s SEC reports and public announcements.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

As of July 2, 2022, approximately 65% of the Company’s debt portfolio was comprised of fixed-rate debt and 35% was floating-rate debt. A 1.0 percentage point increase in the interest rate of the floating-rate debt would have resulted in an increase in interest expense of $2.2 million and $4.4 million for the three and six months ended July 2, 2022.

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

Item 1A.Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and Part II, Item 1A to our quarterly report on Form 10-Q for the period ended April 2, 2022. The risk factors disclosed in these reports, in addition to the other information set forth in this report, could materially affect our business, financial condition or results.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

On February 10, 2022, the Company’s Board of Directors approved a new share repurchase program, authorizing the Company to repurchase up to $500 million of its common stock. In the second quarter of 2022, the Company purchased $0.6 million of its common stock. As of July 2, 2022, there remains $229.6 million authorized under the 2022 Share Repurchase Program.

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

The following table provides information regarding share repurchase activity during the three months ended July 2, 2022.

Period	Total Number of Shares Purchased in Millions	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan in Millions	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan in Millions
April 3 through May 7, 2022	0.0	$—	0.0	$230.2
May 8 through June 4, 2022	0.0	$—	0.0	$230.2
June 5 through July 2, 2022	0.0	$119.83	0.0	$229.6
Total	0.0	$119.83	0.0

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

MOHAWK INDUSTRIES, INC.
(Registrant)

Dated:	July 29, 2022	By:	/s/ Jeffrey S. Lorberbaum
JEFFREY S. LORBERBAUM
Chairman and Chief Executive Officer
(principal executive officer)

Dated:	July 29, 2022	By:	/s/ James F. Brunk
JAMES F. BRUNK
Chief Financial Officer
(principal financial officer)