Form 10-Q
period 2022-10-01
MOHAWK INDUSTRIES INC
filed 2022-10-28
CIK 851968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2022
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

The number of shares outstanding of the issuer’s common stock as of October 26, 2022, the latest practicable date, is as follows: 63,534,032 shares of common stock, $.01 par value.

MOHAWK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 1, 2022	December 31, 2021
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$326,971	268,895
Short-term investments	110,000	323,000
Receivables, net	2,003,261	1,839,985
Inventories	2,900,116	2,391,672
Prepaid expenses	495,226	394,649
Other current assets	18,755	20,156
Total current assets	5,854,329	5,238,357
Property, plant and equipment	9,342,898	9,250,587
Less: accumulated depreciation	4,818,362	4,613,722
Property, plant and equipment, net	4,524,536	4,636,865
Right of use operating lease assets	400,412	389,967
Goodwill	1,827,968	2,607,909
Tradenames	646,661	694,905
Other intangible assets subject to amortization, net	176,439	205,075
Deferred income taxes and other non-current assets	370,689	451,439
Total assets	$13,801,034	14,224,517

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$1,542,139	624,503
Accounts payable and accrued expenses	2,256,097	2,217,418
Current operating lease liabilities	106,511	104,434
Total current liabilities	3,904,747	2,946,355
Deferred income taxes	430,888	495,521
Long-term debt, less current portion	1,019,984	1,700,282
Non-current operating lease liabilities	306,617	297,390
Other long-term liabilities	313,741	356,753
Total liabilities	5,975,977	5,796,301
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $.01 par value; 60 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 150,000 shares authorized; 70,875 and 72,952 shares issued and outstanding in 2022 and 2021, respectively	709	729
Additional paid-in capital	1,925,894	1,911,131
Retained earnings	7,376,304	7,692,064
Accumulated other comprehensive loss	(1,268,663)	(966,952)
	8,034,244	8,636,972
Less: treasury stock at cost; 7,341 and 7,343 shares in 2022 and 2021, respectively	215,491	215,547
Total Mohawk Industries, Inc. stockholders’ equity	7,818,753	8,421,425
Nonredeemable noncontrolling interests	6,304	6,791
Total stockholders’ equity	7,825,057	8,428,216
Total liabilities and stockholders’ equity	$13,801,034	14,224,517
See accompanying notes to condensed consolidated financial statements

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
	(In thousands, except per share data)
Net sales	$2,917,539	2,817,017	9,086,390	8,439,876
Cost of sales	2,203,878	1,979,702	6,697,404	5,908,585
Gross profit	713,661	837,315	2,388,986	2,531,291
Selling, general and administrative expenses	523,479	477,341	1,510,076	1,449,378
Impairment of goodwill and indefinite-lived intangibles	695,771	—	695,771	—
Operating (loss) income	(505,589)	359,974	183,139	1,081,913
Interest expense	13,797	14,948	37,337	45,083
Other (income) expense, net	(1,242)	21	(1,622)	(13,374)
(Loss) earnings before income taxes	(518,144)	345,005	147,424	1,050,204
Income tax expense	15,569	73,821	155,193	205,756
Net (loss) earnings including noncontrolling interests	(533,713)	271,184	(7,769)	844,448
Net earnings attributable to noncontrolling interests	256	206	440	378
Net (loss) earnings attributable to Mohawk Industries, Inc.	$(533,969)	270,978	(8,209)	844,070

Basic (loss) earnings per share attributable to Mohawk Industries, Inc.
Basic (loss) earnings per share attributable to Mohawk Industries, Inc.	$(8.40)	3.95	(0.13)	12.16
Weighted-average common shares outstanding—basic	63,534	68,541	63,923	69,389

Diluted (loss) earnings per share attributable to Mohawk Industries, Inc.
Diluted (loss) earnings per share attributable to Mohawk Industries, Inc.	$(8.40)	3.93	(0.13)	12.11
Weighted-average common shares outstanding—diluted	63,534	68,864	63,923	69,683
See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
	(In thousands)
Net (loss) earnings including noncontrolling interests	$(533,713)	271,184	(7,769)	844,448
Other comprehensive (loss) income:
Foreign currency translation adjustments	(254,002)	(91,318)	(302,384)	(178,077)
Prior pension and post-retirement benefit service cost and actuarial gain, net of tax	65	108	672	316
Other comprehensive (loss) income	(253,937)	(91,210)	(301,712)	(177,761)
Comprehensive (loss) income	(787,650)	179,974	(309,481)	666,687
Comprehensive (loss) income attributable to noncontrolling interests	(16)	107	439	88
Comprehensive (loss) income attributable to Mohawk Industries, Inc.	$(787,634)	179,867	(309,920)	666,599
See accompanying notes to condensed consolidated financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	October 1, 2022	October 2, 2021
	(In thousands)
Cash flows from operating activities:
Net (loss) earnings including noncontrolling interests	$(7,769)	844,448
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Restructuring	21,673	7,410
Impairment of goodwill and indefinite-lived intangibles	695,771	—
Depreciation and amortization	436,449	448,299
Deferred income taxes	(47,846)	(52,304)
Loss on disposal of property, plant and equipment	591	1,161
Stock-based compensation expense	17,488	19,411
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	(267,546)	(275,952)
Inventories	(548,711)	(330,745)
Accounts payable and accrued expenses	162,841	381,634
Other assets and prepaid expenses	(41,678)	(23,860)
Other liabilities	6,172	77,233
Net cash provided by operating activities	427,435	1,096,735
Cash flows from investing activities:
Additions to property, plant and equipment	(430,084)	(375,179)
Acquisitions, net of cash acquired	(157,274)	(77,187)
Purchases of short-term investments	(2,233,000)	(778,239)
Redemption of short-term investments	2,446,000	1,344,574
Net cash (used in) provided by investing activities	(374,358)	113,969
Cash flows from financing activities:
Payments on Senior Credit Facilities	(5,000)	—
Proceeds from Senior Credit Facilities	5,000	—
Payments on commercial paper	(12,542,311)	(94,820)
Proceeds from commercial paper	12,866,175	94,605
Repayments on Senior Notes	—	(352,609)
Net payments of other financing activities	(16,061)	(7,874)
Debt issuance costs	(1,621)	—
Purchase of Mohawk common stock	(307,572)	(473,334)
Change in outstanding checks in excess of cash	(1,588)	(921)
Net cash used in financing activities	(2,978)	(834,953)
Effect of exchange rate changes on cash and cash equivalents	7,977	(16,349)
Net change in cash and cash equivalents	58,076	359,402
Cash and cash equivalents, beginning of period	268,895	768,625
Cash and cash equivalents, end of period	$326,971	1,128,027

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

Hedges of Net Investments in Non-U.S. Operations

The Company has numerous investments outside the United States. The net assets of these subsidiaries are exposed to changes and volatility in currency exchange rates. The Company has in the past and might in the future use foreign currency denominated debt to hedge its non-U.S. net investments against adverse movements in exchange rates. In periods when the Company uses foreign currency denominated debt to hedge its non-U.S. net investments, the gains and losses on the Company’s net investments in its non-U.S. operations are economically offset by losses and gains on its foreign currency borrowings. Changes in the U.S. dollar value of the Company’s euro denominated debt are recorded in the foreign currency translation adjustment component of accumulated other comprehensive income or (loss). In June 2015, the Company designated its €500,000 2.00% Senior Notes borrowing as a net investment hedge of a portion of its European operations. On October 19, 2021, the Company redeemed at par the 2.00% Senior Notes, originally due on January 14, 2022, and paid the remaining €500,000 outstanding principal of the 2.00% Senior Notes, plus any unpaid interest, utilizing cash on hand. In connection with this repayment, the Company dedesignated its €500,000 2.00% Senior Notes borrowing as a net investment hedge of a portion of its European operations. For the nine months ended October 2, 2021, the change in the U.S. dollar value of the Company’s euro denominated debt was a decrease of $35,363 ($27,056 net of taxes).

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Acquisitions

2022 Acquisitions

On July 6, 2022, the Company completed its purchase of a Georgia-based manufacturer specializing in non-woven, needle-punch technology in the Flooring North America (“Flooring NA”) Segment for $146,409. The Company’s acquisition resulted in a preliminary goodwill allocation of $56,172, pending working capital adjustments, and intangible assets subject to amortization of $15,000. Approximately half of the goodwill is expected to be deductible for tax purposes. During the third quarter, the Company also completed an acquisition of a wood veneer plant in the Flooring Rest of the World (“Flooring ROW”) Segment for $13,806.

2021 Acquisitions

During the nine months ended October 2, 2021, the Company made acquisitions in the Flooring ROW Segment totaling $77,187, including the acquisition of an insulation manufacturer, on September 7, 2021 for $67,285. The Company’s acquisition resulted in a goodwill allocation of $31,319 and an intangible asset subject to amortization of $10,601. The goodwill is not expected to be deductible for tax purposes. The remaining acquisitions resulted in goodwill of $1,273 and intangible assets subject to amortization of $5,596.

3. Revenue from Contracts with Customers

Contract Liabilities

The Company records contract liabilities when it receives payment prior to fulfilling a performance obligation. Contract liabilities related to revenues are recorded in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets. The Company had contract liabilities of $72,860 and $65,744 as of October 1, 2022 and December 31, 2021, respectively.

Performance Obligations

Substantially all of the Company’s revenue is recognized at a point in time when the product is either shipped or received from the Company’s facilities and control of the product is transferred to the customer. Accordingly, in any period, the Company does not recognize a significant amount of revenue from performance obligations satisfied or partially satisfied in prior periods and the amount of such revenue recognized during the three and nine months ended October 1, 2022 and October 2, 2021 was immaterial.

Costs to Obtain a Contract

The Company incurs certain incremental costs to obtain revenue contracts. These costs relate to marketing display structures and are capitalized when the amortization period is greater than one year, with the amount recorded in other assets on the accompanying condensed consolidated balance sheets. Capitalized costs to obtain contracts were $60,457 and $49,644 as of October 1, 2022 and December 31, 2021, respectively. Straight-line amortization expense recognized during the nine months ended October 1, 2022 and October 2, 2021 related to these capitalized costs were $38,394 and $44,042, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Revenue Disaggregation

The following table presents the Company’s segment revenues disaggregated by the geographical market location of customer sales and product categories for the three months ended October 1, 2022 and October 2, 2021:

October 1, 2022	Global Ceramic Segment	Flooring NA Segment	Flooring ROW Segment	Total
Geographical Markets
United States	$614,460	1,056,596	3,784	1,674,840
Europe	201,217	2,079	495,291	698,587
Russia	113,195	—	49,001	162,196
Other	167,784	30,959	183,173	381,916
	$1,096,656	1,089,634	731,249	2,917,539

Product Categories
Ceramic & Stone	$1,089,593	9,642	—	1,099,235
Carpet & Resilient	7,063	842,069	220,320	1,069,452
Laminate & Wood	—	237,923	235,461	473,384
Other(1)	—	—	275,468	275,468
	$1,096,656	1,089,634	731,249	2,917,539

October 2, 2021	Global Ceramic Segment	Flooring NA Segment	Flooring ROW Segment	Total
Geographical Markets
United States	$556,496	1,016,015	3,851	1,576,362
Europe	205,263	1,398	545,538	752,199
Russia	81,246	25	40,275	121,546
Other	155,439	33,015	178,456	366,910
	$998,444	1,050,453	768,120	2,817,017

Product Categories
Ceramic & Stone	$993,864	9,079	—	1,002,943
Carpet & Resilient	4,580	834,581	231,825	1,070,986
Laminate & Wood	—	206,793	250,307	457,100
Other(1)	—	—	285,988	285,988
	$998,444	1,050,453	768,120	2,817,017

(1) Other includes roofing elements, insulation boards, chipboards and IP contracts.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table presents the Company’s segment revenues disaggregated by the geographical market location of customer sales and product categories for the nine months ended October 1, 2022 and October 2, 2021:

October 1, 2022	Global Ceramic Segment	Flooring NA Segment	Flooring ROW Segment	Total
Geographical Markets
United States	$1,825,304	3,153,752	10,802	4,989,858
Europe	702,308	5,932	1,776,686	2,484,926
Russia	283,702	23	127,507	411,232
Other	508,668	101,375	590,331	1,200,374
	$3,319,982	3,261,082	2,505,326	9,086,390

Product Categories
Ceramic & Stone	$3,302,446	28,685	—	3,331,131
Carpet & Resilient	17,536	2,547,184	709,148	3,273,868
Laminate & Wood	—	685,213	836,756	1,521,969
Other (1)	—	—	959,422	959,422
	$3,319,982	3,261,082	2,505,326	9,086,390

October 2, 2021	Global Ceramic Segment	Flooring NA Segment	Flooring ROW Segment	Total
Geographical Markets
United States	$1,659,106	3,000,077	8,191	4,667,374
Europe	658,829	1,977	1,702,522	2,363,328
Russia	222,226	75	105,395	327,696
Other	427,657	98,763	555,058	1,081,478
	$2,967,818	3,100,892	2,371,166	8,439,876

Product Categories
Ceramic & Stone	$2,958,056	26,062	—	2,984,118
Carpet & Resilient	9,762	2,470,079	745,774	3,225,615
Laminate & Wood	—	604,751	776,690	1,381,441
Other (1)	—	—	848,702	848,702
	$2,967,818	3,100,892	2,371,166	8,439,876

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

Restructuring, acquisition transaction and integration-related costs consisted of the following during the three and nine months ended October 1, 2022 and October 2, 2021:

	Three Months Ended		Nine Months Ended
	October 1 2022	October 2 2021	October 1 2022	October 2 2021
Cost of sales
Restructuring costs	$30,421	246	31,722	15,685
Acquisition integration-related costs	—	306	349	349
Restructuring and acquisition integration-related costs	$30,421	552	32,071	16,034

Selling, general and administrative expenses
Restructuring costs	$2,949	(89)	3,035	226
Acquisition transaction-related costs	481	184	1,508	1,928
Acquisition integration-related costs	687	426	1,741	849
Restructuring, acquisition transaction and integration-related costs	$4,117	521	6,284	3,003

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The restructuring activity for the three months ended October 1, 2022 is as follows:

	Asset write-downs (gains on disposals)	Severance	Other restructuring costs	Total
Balances as of July 2, 2022	$—	430	—	430
Restructuring costs
Global Ceramic Segment	—	3,366	—	3,366
Flooring NA Segment	15,193	870	3,726	19,789
Flooring ROW Segment	5,805	2,611	1,799	10,215
Total restructuring costs	20,998	6,847	5,525	33,370
Cash payments	—	(1,739)	(5,401)	(7,140)
Non-cash items	(20,998)	(34)	(124)	(21,156)
Balances as of October 1, 2022	$—	5,504	—	5,504

Restructuring costs recorded in:
Cost of sales	$20,998	3,924	5,499	30,421
Selling, general and administrative expenses	—	2,923	26	2,949
Total restructuring costs	$20,998	6,847	5,525	33,370

The restructuring activity for the nine months ended October 1, 2022 is as follows:

	Asset write-downs (gains on disposals)	Severance	Other restructuring costs	Total
Balances as of December 31, 2021	$—	1,634	995	2,629
Restructuring costs
Global Ceramic Segment	—	3,366	—	3,366
Flooring NA Segment	15,107	870	3,677	19,654
Flooring ROW Segment	5,805	2,611	3,321	11,737
Total restructuring costs	20,912	6,847	6,998	34,757
Cash payments	—	(2,918)	(7,119)	(10,037)
Non-cash items	(20,912)	(59)	(874)	(21,845)
Balances as of October 1, 2022	$—	5,504	—	5,504

Restructuring costs recorded in:
Cost of sales	$20,912	3,924	6,886	31,722
Selling, general and administrative expenses	—	2,923	112	3,035
Total restructuring costs	$20,912	6,847	6,998	34,757

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

Items Measured at Fair Value
The following table presents the items measured at fair value:

	At October 1, 2022	At December 31, 2021
Short-term investments:
Commercial paper (Level 2)	$110,000	323,000

The fair values and carrying values of the Company’s debt are disclosed in Note 18 - Debt.

6. Receivables, net

Receivables, net are as follows:

	At October 1, 2022	At December 31, 2021
Customers, trade	$1,899,479	1,721,584
Income tax receivable	27,241	73,727
Other	148,283	117,823
	2,075,003	1,913,134
Less: allowance for discounts, claims and doubtful accounts	71,742	73,149
Receivables, net	$2,003,261	1,839,985

7. Inventories

The components of inventories are as follows:

	At October 1, 2022	At December 31, 2021
Finished goods	$2,025,754	1,677,707
Work in process	176,033	144,004
Raw materials	698,329	569,961
Total inventories	$2,900,116	2,391,672

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Goodwill and Intangible Assets

The Company performs its annual testing of goodwill and indefinite-lived intangibles in the fourth quarter of each year. Between annual testing dates, the Company monitors factors such as its market capitalization, comparable company market multiples and macroeconomic conditions to identify conditions that could impact the Company’s assumptions utilized in the determination of the estimated fair values of the Company’s reporting units and indefinite-lived intangible assets significantly enough to trigger an impairment.

The goodwill impairment tests are based on determining the fair value of the specified reporting units based on management judgements and assumptions using the discounted cash flows under the income approach classified in Level 3 of the fair value hierarchy and comparable company market valuation classified in Level 2 of the fair value hierarchy approaches. The Company has identified Global Ceramic, Flooring NA and Flooring ROW as its reporting units for the purposes of allocating goodwill and intangibles as well as assessing impairments. The valuation approaches are subject to key judgments and assumptions that are sensitive to change such as judgements and assumptions about appropriate sales growth rates, operating margins, weighted average cost of capital ("WACC") and comparable company market multiples.

As a result of a decrease in the Company’s market capitalization, comparable company market multiples, projected future cash flows and an increase in the WACC due to increases in the risk free rate and applicable risk premiums, the Company determined that a triggering event occurred requiring goodwill impairment testing for each of its reporting units as of October 1, 2022. The impairment test indicated a pre-tax, non-cash goodwill impairment charge related to the Global Ceramic reporting unit of $688,514 ($679,664 net of tax) which the Company recorded during the three months ended October 1, 2022. The Company concluded goodwill of its other reporting units was not impaired at October 1, 2022.

The Company compared the estimated fair values of its indefinite-lived intangibles to their carrying values and determined that there were impairments of $7,257 ($5,939 net of tax) in the Flooring ROW and Flooring NA reporting units during the three months ended October 1, 2022.

A significant or prolonged deterioration in economic conditions, continued increases in the costs of raw materials and energy combined with an inability to pass these costs on to customers, a further decline in the Company’s market capitalization or comparable company market multiples, projected future cash flows, or increases in the WACC, could impact the Company’s assumptions and require a reassessment of goodwill or indefinite-lived intangible assets for impairment in future periods. The excess of fair value over carrying value for the Flooring ROW reporting unit was approximately 20% and the excess of fair value over carrying value for the Flooring NA reporting unit was less than 5% as of October 1, 2022. Future declines in estimated after tax cash flows, increases in the WACC or a decline in market capitalization could result in an additional indication of impairment in one or more of the Company’s reporting units.

The components of goodwill and other intangible assets are as follows:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Goodwill:

	Global Ceramic Segment	Flooring NA Segment	Flooring ROW Segment	Total
Balance as of December 31, 2021
Goodwill	$1,563,267	874,198	1,497,869	3,935,334
Accumulated impairment losses	(531,930)	(343,054)	(452,441)	(1,327,425)
Balance as of December 31, 2021, net	1,031,337	531,144	1,045,428	2,607,909

Goodwill adjustments related to acquisitions	—	—	(2,722)	(2,722)
Goodwill recognized during the period	—	56,172	—	56,172
Impairment charge during the period	(688,514)	—	—	(688,514)
Currency translation during the period	(2,355)	—	(142,522)	(144,877)

Balance as of October 1, 2022
Goodwill	1,560,912	930,370	1,352,625	3,843,907
Accumulated impairment losses	(1,220,444)	(343,054)	(452,441)	(2,015,939)
Balance as of October 1, 2022, net	$340,468	587,316	900,184	1,827,968

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Intangible assets not subject to amortization:

Tradenames
Balance as of December 31, 2021	$694,905
Impairment charge	(7,257)
Currency translation during the period	(40,987)
Balance as of October 1, 2022	$646,661

Intangible assets subject to amortization:

Gross carrying amounts:	Customer relationships	Patents	Other	Total
Balance as of December 31, 2021	$680,177	256,336	6,786	943,299
Intangible assets acquired during the period	13,064	—	1,900	14,964
Currency translation during the period	(65,593)	(34,607)	(868)	(101,068)
Balance as of October 1, 2022	$627,648	221,729	7,818	857,195

Accumulated amortization:	Customer relationships	Patents	Other	Total
Balance as of December 31, 2021	$483,748	252,414	2,062	738,224
Amortization during the period	20,277	468	172	20,917
Currency translation during the period	(44,161)	(34,116)	(108)	(78,385)
Balance as of October 1, 2022	$459,864	218,766	2,126	680,756

Intangible assets subject to amortization, net as of October 1, 2022	$167,784	2,963	5,692	176,439

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Amortization expense	$6,918	7,247	20,917	22,081

9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are as follows:

	At October 1, 2022	At December 31, 2021
Outstanding checks in excess of cash	$1,416	3,005
Accounts payable, trade	1,217,731	1,228,621
Accrued expenses	725,135	666,209
Product warranties	39,190	45,215
Accrued interest	13,945	17,940
Accrued compensation and benefits	258,680	256,428
Total accounts payable and accrued expenses	$2,256,097	2,217,418

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
10. Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component for the nine months ended October 1, 2022 are as follows:

	Foreign currency translation adjustments	Prior pension and post-retirement benefit service cost and actuarial gain (loss)	Total
Balance as of December 31, 2021	$(959,199)	(7,753)	(966,952)
Current period other comprehensive income (loss)	(302,383)	672	(301,711)
Balance as of October 1, 2022	$(1,261,582)	(7,081)	(1,268,663)

11. Stock-Based Compensation

The Company recognizes compensation expense for all share-based payments granted based on the grant-date fair value estimated in accordance with the provisions of ASC 718-10. Compensation expense is recognized on a straight-line basis over the awards’ estimated lives for fixed awards with ratable vesting provisions.

The Company granted no restricted stock units (“RSUs”) for the three months ended October 1, 2022. The Company granted 189 RSUs at a weighted average grant-date fair value of $137.99 per unit for the nine months ended October 1, 2022. The Company granted 21 RSUs at a weighted average grant-date fair value of $189.91 per unit for the three months ended October 2, 2021. The Company granted 194 RSUs at a weighted average grant-date fair value of $176.73 per unit for the nine months ended October 2, 2021. The Company recognized stock-based compensation costs related to the issuance of RSUs of $6,179 ($4,572 net of taxes) and $7,425 ($5,494 net of taxes) for the three months ended October 1, 2022 and October 2, 2021, respectively, which has been allocated to cost of sales and selling, general and administrative expenses. The Company recognized stock-based compensation costs related to the issuance of RSUs of $17,488 ($12,941 net of taxes) and $19,411 ($14,364 net of taxes) for the nine months ended October 1, 2022 and October 2, 2021, respectively, which has been allocated to cost of sales and selling, general and administrative expenses. Pre-tax unrecognized compensation expense for unvested RSUs granted to employees, net of estimated forfeitures, was $23,868 as of October 1, 2022, and will be recognized as expense over a weighted-average period of approximately 1.68 years.

12. Other (Income) Expense, net

Other (income) expense, net is as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Foreign currency losses (gains), net	$6,032	3,135	6,476	3,114
Resolution of foreign non-income tax contingencies	—	—	—	(6,211)
Release of indemnification asset	—	—	7,324	—
All other, net	(7,274)	(3,114)	(15,422)	(10,277)
Total other (income) expense, net	$(1,242)	21	(1,622)	(13,374)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
13. Income Taxes

For the three months ended October 1, 2022, the Company recorded income tax expense of $15,569 on loss before income taxes of $518,144 for an effective tax rate of (3.0)%, as compared to an income tax expense of $73,821 on earnings before income taxes of $345,005, for an effective tax rate of 21.4% for the three months ended October 2, 2021. For the nine months ended October 1, 2022, the Company recorded income tax expense of $155,193 on earnings before income taxes of $147,424 for an effective tax rate of 105.3%, as compared to income tax expense of $205,756 on earnings before income taxes of $1,050,204, for an effective tax rate of 19.6% for the nine months ended October 2, 2021. The difference in the effective tax rates for the comparative periods was primarily impacted by the impairment of non-deductible goodwill and lower earnings in the three and nine months ended October 1, 2022.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
14. Stockholders’ Equity

The following tables reflect the changes in stockholders’ equity for the three months ended October 1, 2022 and October 2, 2021 (in thousands).

	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Nonredeemable Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount				Shares	Amount

July 2, 2022	70,878	$709	$1,919,742	$7,910,657	($1,014,999)	(7,341)	($215,491)	$6,320	$8,606,938
Shares issued under employee and director stock plans	—	—	(27)	—	—	—	—	—	(27)
Stock-based compensation expense	—	—	6,179	—	—	—	—	—	6,179
Repurchases of common stock	(3)	—	—	(384)	—	—	—	—	(384)
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	256	256
Currency translation adjustment on noncontrolling interests	—	—	—	—	—	—	—	(273)	(273)
Purchase of noncontrolling interest	—	—	—	—	—	—	—	1	1
Currency translation adjustment	—	—	—	—	(253,729)	—	—	—	(253,729)
Prior pension and post-retirement benefit service cost and actuarial gain	—	—	—	—	65	—	—	—	65
Net loss	—	—	—	(533,969)	—	—	—	—	(533,969)
October 1, 2022	70,875	$709	$1,925,894	$7,376,304	($1,268,663)	(7,341)	($215,491)	$6,304	$7,825,057

	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Nonredeemable Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount				Shares	Amount

July 3, 2021	76,372	$764	$1,895,612	$7,867,795	($781,506)	(7,343)	($215,547)	$6,824	$8,773,942
Shares issued under employee and director stock plans	—	—	(59)	—	—	—	—	—	(59)
Stock-based compensation expense	—	—	7,425	—	—	—	—	—	7,425
Repurchases of common stock	(1,017)	(10)	—	(208,823)	—	—	—	—	(208,833)
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	206	206
Currency translation adjustment on noncontrolling interests	—	—	—	—	—	—	—	(99)	(99)
Currency translation adjustment	—	—	—	—	(91,219)	—	—	—	(91,219)
Prior pension and post-retirement benefit service cost and actuarial gain	—	—	—	—	108	—	—	—	108
Net earnings	—	—	—	270,978	—	—	—	—	270,978
October 2, 2021	75,355	$754	$1,902,978	$7,929,950	($872,617)	(7,343)	($215,547)	$6,931	$8,752,449

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following tables reflect the changes in stockholders’ equity for the nine months ended October 1, 2022 and October 2, 2021 (in thousands).

	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount				Shares	Amount

December 31, 2021	72,952	$729	$1,911,131	$7,692,064	($966,952)	(7,343)	($215,547)	$6,791	$8,428,216
Shares issued under employee and director stock plans	107	1	(3,297)	—	—	2	56	—	(3,240)
Stock-based compensation expense	—	—	17,488	—	—	—	—	—	17,488
Repurchases of common stock	(2,184)	(21)	—	(307,551)	—	—	—	—	(307,572)
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	440	440
Currency translation adjustment on noncontrolling interests	—	—	—	—	—	—	—	(1)	(1)
Purchase of noncontrolling interest	—	—	572	—	—	—	—	(926)	(354)
Currency translation adjustment	—	—	—	—	(302,383)	—	—	—	(302,383)
Prior pension and post-retirement benefit service cost and actuarial gain	—	—	—	—	672	—	—	—	672
Net loss	—	—	—	(8,209)	—	—	—	—	(8,209)
October 1, 2022	70,875	$709	$1,925,894	$7,376,304	($1,268,663)	(7,341)	($215,491)	$6,304	$7,825,057

	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount				Shares	Amount

December 31, 2020	77,624	$776	$1,885,142	$7,559,191	($695,145)	(7,346)	($215,648)	$6,842	$8,541,158
Shares issued under employee and director stock plans	115	1	(1,575)	—	—	3	101	—	(1,473)
Stock-based compensation expense	—	—	19,411	—	—	—	—	—	19,411
Repurchases of common stock	(2,384)	(23)	—	(473,311)	—	—	—	—	(473,334)
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	378	378
Currency translation adjustment on noncontrolling interests	—	—	—	—	—	—	—	(289)	(289)
Currency translation adjustment	—	—		—	(177,788)	—	—	—	(177,788)
Prior pension and post-retirement benefit service cost and actuarial gain	—	—	—	—	316	—	—	—	316
Net earnings	—	—	—	844,070	—	—	—	—	844,070
October 2, 2021	75,355	$754	$1,902,978	$7,929,950	($872,617)	(7,343)	($215,547)	$6,931	$8,752,449

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
15. (Loss) Earnings Per Share

Basic (loss) earnings per common share is computed by dividing net (loss) earnings available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted (loss) earnings per common share assumes the exercise of outstanding stock options and the vesting of RSUs using the treasury stock method when the effects of such assumptions are dilutive. A reconciliation of net (loss) earnings attributable to Mohawk Industries, Inc. and weighted-average common shares outstanding for purposes of calculating basic and diluted (loss) earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net (loss) earnings attributable to Mohawk Industries, Inc.	$(533,969)	270,978	(8,209)	844,070

Weighted-average common shares outstanding-basic and diluted:
Weighted-average common shares outstanding—basic	63,534	68,541	63,923	69,389
Add weighted-average dilutive potential common shares—options to purchase common shares and RSUs, net (1)	—	323	—	294
Weighted-average common shares outstanding-diluted	63,534	68,864	63,923	69,683

(Loss) earnings per share attributable to Mohawk Industries, Inc.
Basic	$(8.40)	3.95	(0.13)	12.16
Diluted	$(8.40)	3.93	(0.13)	12.11

(1) Due to the anti-dilutive effect resulting from the reported net loss, 257 and 246 of potentially dilutive securities were omitted from the calculation of weighted-average common shares outstanding for the three and nine months ended October 1, 2022, respectively.

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

Segment information is as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net sales:
Global Ceramic Segment	$1,096,656	998,444	3,319,982	2,967,818
Flooring NA Segment	1,089,634	1,050,453	3,261,082	3,100,892
Flooring ROW Segment	731,249	768,120	2,505,326	2,371,166
Total	$2,917,539	2,817,017	9,086,390	8,439,876

Operating (loss) income:
Global Ceramic Segment	$(559,706)	118,896	(305,099)	343,135
Flooring NA Segment	64,672	118,625	260,026	315,866
Flooring ROW Segment	45,508	133,595	304,265	456,787
Corporate and intersegment eliminations	(56,063)	(11,142)	(76,053)	(33,875)
Total	$(505,589)	359,974	183,139	1,081,913

	At October 1, 2022	At December 31, 2021
Assets:
Global Ceramic Segment	$4,866,822	5,160,776
Flooring NA Segment	4,490,502	4,125,960
Flooring ROW Segment	4,036,675	4,361,741
Corporate and intersegment eliminations	407,035	576,040
Total	$13,801,034	14,224,517

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

Perfluorinated Compounds (“PFCs”) Litigation

In September 2016, the Water Works and Sewer Board of the City of Gadsden, Alabama (the “Gadsden Water Board”) filed an individual complaint in the Circuit Court of Etowah County, Alabama against certain manufacturers, suppliers, and users of chemicals containing specific PFCs, including the Company. In May 2017, the Water Works and Sewer Board of the Town of Centre, Alabama (the “Centre Water Board”) filed a similar complaint in the Circuit Court of Cherokee County, Alabama. The Gadsden Water Board and the Centre Water Board both seek monetary damages and injunctive relief claiming that their water supplies contain excessive amounts of PFCs. Certain defendants, including the Company, filed dispositive motions in each case arguing that the Alabama state courts lack personal jurisdiction over them. These motions were denied. In June and September 2018, certain defendants, including the Company, petitioned the Alabama Supreme Court for Writs of Mandamus directing each lower court to enter an order granting the defendants’ dispositive motions on personal jurisdiction grounds. The Alabama Supreme Court denied the petitions on December 20, 2019. Certain defendants, including the Company, filed an Application for Rehearing with the Alabama Supreme Court asking the court to reconsider its December 2019 decision. The Alabama Supreme Court denied the application for rehearing. On August 21, 2020, certain defendants, including the Company, petitioned the Supreme Court of the United States for review of the matter. On January 19, 2021, the Supreme Court denied the defendants’ petition for review. On October 14, 2022, the Gadsden Water Board settled its claims against Mohawk Industries, Inc. and Mohawk Carpet, LLC. The case filed by the Centre Water Board remains pending.

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

The Company denies all liability in these matters and intends to defend all pending matters vigorously.

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

On May 19, 2022, the parties in the last-filed action filed a joint motion to transfer the investor action initiated on May 11, 2022 to the Metro Atlanta Business Case Division where the other four actions were and are pending. On August 2, 2022, this motion was granted and the last-filed investor action initiated on May 11, 2022 was transferred to the Metro Atlanta Business Case Division. On September 1, 2022, defendants in the last-filed investor action filed motions to dismiss the complaint filed on May 2022 and answers to the same. The Company intends to vigorously defend against the claims in these actions.

Federal Investor Actions

The Company and certain of its present and former executive officers were named as defendants in three additional non-class action lawsuits filed in the United States District Court for the Northern District of Georgia on June 22, 2021, March 25, 2022, and April 26, 2022 (collectively, “Federal Investor Actions”), respectively. Each complaint is brought on behalf of one or more purported former Mohawk stockholders and alleges that defendants defrauded the plaintiffs through false or misleading statements and thereby induced plaintiffs to purchase Company stock at artificially inflated prices. The allegations are similar to those of the Securities Class Action. The federal law claims alleged include violations of Sections 10(b) and 18 of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making materially false and misleading statements and that the officers are control persons under Section 20(a) of the Securities Exchange Act of 1934. The state law claims alleged include fraud, negligent misrepresentation, violations of the Georgia Securities Act, and violations of the Georgia Racketeering and Corrupt Organizations statute. Plaintiffs in the lawsuits seek compensatory and punitive damages and attorneys’ fees.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
On December 13, 2021, defendants filed motions to dismiss the June 22, 2021 complaint, which motions are fully briefed and remain pending. On July 6, 2022, defendants filed motions to dismiss the March 25, 2022 complaint, which motions are fully briefed and remain pending. On July 27, 2022, defendants filed motions to dismiss the April 26, 2022 complaint. These motions are anticipated to be fully briefed in November 2022. On August 9, 2022, defendants filed a motion to consolidate all three Federal Investor Actions for pre-trial purposes, which motion is fully briefed and remains pending. The Company intends to vigorously defend against the claims asserted in the Federal Investor Actions.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
18. Debt

Senior Credit Facility

On August 12, 2022, the Company entered into a fourth amendment (the “Amendment”) to its existing senior revolving credit facility (the “Senior Credit Facility”). The Amendment, among other things, (i) extended the maturity of the Senior Credit Facility from October 18, 2024 to August 12, 2027, (ii) renewed the Company’s option to extend the maturity of the Senior Credit Facility up to two times for an additional one-year period each, (iii) increased the Consolidated Interest Coverage Ratio financial maintenance covenant from 3.00:1.00 to 3.50:1.00, (iv) eliminated certain covenants applicable to the Company and its subsidiaries, including, but not limited to, restrictions on dispositions, restricted payments, and transactions with affiliates, and the Consolidated Net Leverage Ratio financial covenant, and (v) increased the amount available under the Senior Credit Facility to $1,950,000 until October 18, 2024, after which the amount available under the Senior Credit Facility will decrease to $1,485,000. The Amendment also permits the Company to increase the commitments under the Senior Credit Facility by an aggregate amount not to exceed $600,000.

At the Company’s election, U.S.-dollar denominated revolving loans under the Senior Credit Facility bear interest at annual rates equal to either (a) SOFR (plus a 0.10% SOFR adjustment) for 1, 3 or 6 month periods, as selected by the Company, plus an applicable margin ranging between 1.00% and 1.75% (1.00% as of October 1, 2022), or (b) the Base Rate (defined as the higher of the Wells Fargo Bank, National Association prime rate, the Federal Funds Effective Rate plus 0.5%, or SOFR (plus a 0.10% SOFR adjustment) for a 1 month period rate plus 1.0%), plus an applicable margin ranging between 0.00% and 0.75% (0.00% as of October 1, 2022). At the Company’s election, revolving loans under the Senior Credit Facility denominated in Canadian Dollars, Australian Dollars, Hong Kong Dollars or Euros bear interest at annual rates equal to either (a) the applicable benchmark for such currency plus an applicable margin ranging between 1.00% and 1.75% (1.00% as of October 1, 2022), or (b) the Base Rate plus an applicable margin ranging between 0.00% and 0.75% (0.00% as of October 1, 2022). The Company also pays a commitment fee to the lenders under the Senior Credit Facility on the average amount by which the aggregate commitments of the lenders exceed utilization of the Senior Credit Facility ranging from 0.09% to 0.20% per annum (0.09% as of October 1, 2022). The applicable margins and the commitment fee are determined based on whichever of the Company’s Consolidated Net Leverage Ratio or its senior unsecured debt rating (or if not available, corporate family rating) results in the lower applicable margins and commitment fee (with applicable margins and the commitment fee increasing as that ratio increases or those ratings decline, as applicable). On October 28, 2021, the Company amended the Senior Credit Facility to replace LIBOR for euros with the EURIBOR benchmark rate.

The obligations of the Company and its subsidiaries in respect of the Senior Credit Facility are unsecured.

The Senior Credit Facility includes certain affirmative and negative covenants that impose restrictions on the Company’s financial and business operations, including limitations on liens, subsidiary indebtedness, fundamental changes, future negative pledges, and changes in the nature of the Company’s business. The limitations contain customary exceptions or, in certain cases, do not apply as long as the Company is in compliance with the financial ratio requirement and is not otherwise in default. The Senior Credit Facility originally required the Company to maintain a Consolidated Interest Coverage Ratio of at least 3.00 to 1.00 and a Consolidated Net Leverage Ratio of no more than 3.75 to 1.00, each as of the last day of any fiscal quarter. However, on May 7, 2020 the Company amended the Senior Credit Facility to temporarily increase the minimum Consolidated Net Leverage Ratio to 4.75 to 1.00 and to increase the amount of certain adjustments to Net Income that are permitted to calculate the ratio. The relief provided by the amendment was in effect for the fiscal quarters ending on September 26, 2020 through (and including) the fiscal quarter ending December 31, 2021. As described above, the Consolidated Net Leverage Ratio financial covenant was eliminated on August 12, 2022.

The Senior Credit Facility also contains customary representations and warranties and events of default, subject to customary grace periods.

In 2022, the Company paid financing costs of $1,621 in connection with the Amendment of its Senior Credit Facility. These costs were deferred and, along with previously unamortized costs of $2,663 are being amortized over the term of the Senior Credit Facility.

As of October 1, 2022, amounts utilized under the Senior Credit Facility included zero borrowings and $17,958 of standby letters of credit related to various insurance contracts and foreign vendor commitments. Any outstanding borrowings under the Company’s U.S. and European commercial paper programs reduce the availability of the Senior Credit Facility. Including commercial paper borrowings, the Company has utilized $949,958 under the Senior Credit Facility resulting in a total of $1,000,042 available as of October 1, 2022.

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

The Company uses its Senior Credit Facility as a liquidity backstop for its commercial paper programs. The total amount outstanding under all of the Company’s commercial paper programs may not exceed $1,800,000 at any time.

The proceeds from the issuance of commercial paper notes will be available for general corporate purposes. As of October 1, 2022, there were $932,000 outstanding under the U.S. commercial paper program, and zero under the European program. The weighted-average interest rate and maturity period for the U.S. program were 3.35% and 19.3 days, respectively.

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

On January 31, 2013, the Company issued $600,000 aggregate principal amount of 3.85% Senior Notes (“3.85% Senior Notes”) due February 1, 2023. The 3.85% Senior Notes are senior unsecured obligations of the Company and rank pari passu with all of the Company’s existing and future unsecured indebtedness. Interest on the 3.85% Senior Notes is payable semi-annually in cash on February 1 and August 1 of each year. The Company paid financing costs of $6,000 in connection with the 3.85% Senior Notes. These costs were deferred and are being amortized over the term of the 3.85% Senior Notes. On September 15, 2022, the Company gave notice that it will redeem at par all of the 3.85% Senior Notes on November 1, 2022.

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

Term Loan

On August 12, 2022, the Company and its indirect wholly-owned subsidiary, Mohawk International Holdings S.à r.l. (“Mohawk International”), entered into an agreement that provides for a delayed draw term loan facility (the “Term Loan Facility”), consisting of borrowings of up to $575,000 and €220,000. Subsequent to the quarter end, an additional $100,000 of borrowing capacity was added to the Term Loan Facility on October 3, 2022. The Term Loan Facility may be borrowed in up to two advances on any business day on or before December 31, 2022, and the proceeds of the Term Loan Facility may be used for funding working capital and general corporate purposes of the Company. The principal amount of the Term Loan Facility must be repaid by the maturity date of August 12, 2024. The Company may prepay all or a portion of the Term Loan Facility from time to time, without premium or penalty plus accrued and unpaid interest.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
At the Company’s election, U.S. dollar-denominated loans under the Term Loan Facility will bear interest at an annual rate equal to either (a) SOFR (plus a 0.10% SOFR adjustment) for 1, 3 or 6 month periods, as selected by the Company, plus an applicable margin ranging between 0.825% and 1.50%, determined based upon the Company’s consolidated net leverage ratio, or (b) the base rate (defined as the higher of the Wells Fargo Bank, National Association prime rate, the Federal Funds Effective Rate plus 0.5%, and SOFR (plus a 0.10% SOFR adjustment) for a 1 month period plus 1.0%) plus an applicable margin ranging between 0.00% and 0.50%, determined based upon the Company’s consolidated net leverage ratio. Euro-denominated loans under the Term Loan Facility will bear interest at an annual rate equal to EURIBOR for 1, 3 or 6 month periods, as selected by the Company, plus an applicable margin ranging between 0.825% and 1.500%, determined based upon the Company’s consolidated net leverage ratio.

The obligations of the Company and its subsidiaries in respect of the Term Loan Facility are unsecured.

The Term Loan Facility includes certain affirmative and negative covenants that impose restrictions on the Company’s financial and business operations, including limitations on liens, indebtedness, fundamental changes, and changes in the nature of the Company’s business. Many of these limitations are subject to numerous exceptions. The Company is also required to maintain a Consolidated Interest Coverage Ratio of at least 3.5 to 1.0 as of the last day of any fiscal quarter.

The Term Loan Facility also contains customary representations and warranties.

The Term Loan Facility contains events of default customary for this type of financing, including a cross default and cross acceleration provision to certain other material indebtedness of the Company. Upon the occurrence of an event of default, the outstanding obligations under the Term Loan Facility may be accelerated and become due and payable immediately. In addition, if certain change of control events occur with respect to the Company, the Company is required to repay the loans outstanding under the Term Loan Facility.

The fair values and carrying values of the Company’s debt instruments are detailed as follows:

	At October 1, 2022		At December 31, 2021
	Fair Value	Carrying Value	Fair Value	Carrying Value
1.750% Senior Notes, payable June 12, 2027; interest payable annually	$428,550	490,052	601,037	566,380
3.625% Senior Notes, payable May 15, 2030; interest payable semi-annually	416,750	500,000	538,545	500,000
3.85% Senior Notes, payable February 1, 2023; interest payable semi-annually	597,966	600,000	615,630	600,000
U.S. commercial paper	932,000	932,000	598,000	598,000
European commercial paper	—	—	15,859	15,859
Finance leases and other	47,081	47,081	53,163	53,163
Unamortized debt issuance costs	(7,010)	(7,010)	(8,617)	(8,617)
Total debt	2,415,337	2,562,123	2,413,617	2,324,785
Less current portion of long term-debt and commercial paper	1,540,105	1,542,139	624,503	624,503
Long-term debt, less current portion	$875,232	1,019,984	1,789,114	1,700,282

The fair values of the Company’s debt instruments were estimated using market observable inputs, including quoted prices in active markets, market indices and interest rate measurements. Within the hierarchy of fair value measurements, these are Level 2 fair values.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
19. Consolidated Statements of Cash Flows Information
Supplemental cash flow information were as follows:

	Nine Months Ended
	October 1, 2022	October 2, 2021
Net cash paid during the periods for:
Interest	$50,627	56,023
Income taxes	$193,895	239,299

Supplemental schedule of non-cash investing and financing activities:
Unpaid property plant and equipment in accounts payable and accrued expenses	$82,250	65,299

Fair value of assets acquired/adjusted in acquisitions	$172,845	102,405
Liabilities assumed/adjusted in acquisitions	(15,571)	(25,218)
	$157,274	77,187

Right of use assets obtained in exchange for lease obligations:
Operating leases	$97,473	150,553
Finance leases	$11,332	11,525

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
20. Subsequent Events

Subsequent to the quarter end, an additional $100,000 of borrowing capacity was added to the Term Loan Facility on October 3, 2022.

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

Mohawk is a significant supplier of every major flooring category with manufacturing operations in 19 nations and sales in approximately 170 countries. Based on its annual sales, the Company believes it is the world’s largest flooring manufacturer. A majority of the Company’s long-lived assets are located in the United States and Europe, which are also the Company’s primary markets. Additionally, the Company maintains operations in the United Kingdom, Russia, Mexico, Australia, New Zealand, Brazil and other parts of the world. The Company is a leading provider of flooring for residential and commercial markets and has earned significant recognition for its innovation in design and performance as well as sustainability.

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

During the past year, rapid cost escalations in materials, energy, transportation and labor have impacted the Company’s profitability across all segments. Mohawk has, to some extent, offset the impact of inflationary pressures through multiple pricing actions across product categories and geographies; improved mix from sales of higher-value, differentiated products; and productivity gains in manufacturing and logistics. Given the volatility of energy prices in some geographies and material prices in some product categories, these external pressures may change significantly and unpredictably, which could have an adverse impact on the Company’s results. Similarly, inflationary pressures around the globe may impact consumer and commercial investments in flooring and other large, deferrable purchases. During the quarter, the Company took actions to enhance future performance including facility and product rationalizations and workforce reductions. We anticipate these global actions will deliver annual savings of approximately $35 to $40 million, with an estimated cost of approximately $90 to $95 million.

In 2022, the Company intends to invest approximately $620 million to complete existing projects and commence new initiatives. The Company plans to invest in previously initiated expansion projects, cost reduction initiatives and upgrades for recent acquisitions as well as maintenance across the businesses. The main investment areas include the Company’s LVT portfolio to upgrade its product offering and improve profitability; premium water-proof laminate in North America and Europe; quartz countertop expansion in North America and porcelain slab expansion in Europe.

The Company announced on June 3, 2022 that it has entered into an agreement to purchase the Vitromex ceramic tile business from Grupo Industrial Saltillo for approximately $293 million in cash. The Vitromex business includes four manufacturing facilities strategically located throughout Mexico. The transaction is expected to close in the first quarter of 2023 subject to customary government approvals and closing conditions.

For the three months ended October 1, 2022, net loss attributable to the Company was $534.0 million, or diluted loss per share of $8.40, compared to net earnings attributable to the Company of $271.0 million, or diluted earnings per share (“EPS”) of $3.93 for the three months ended October 2, 2021. The change in EPS was primarily attributable to the impairment charge to reduce the carrying amount of goodwill and indefinite-lived intangibles, higher inflation, increased short-term manufacturing disruptions, lower sales volume, charges related to legal settlements and reserves, higher restructuring, acquisition and integration-related, and other costs and higher costs associated with investments in new product development and marketing costs, partially offset by the favorable net impact of price and product mix, productivity gains and the favorable net impact from foreign exchange rates. The Company believes that a number of circumstances may impact trends in 2022, including Russian military actions in Ukraine, the continuation of the COVID-19 pandemic, impacts to material availability due to disruptions in the global supply chain and inflation, but the extent and duration of such impacts cannot be predicted.

For the nine months ended October 1, 2022, net loss attributable to the Company was $8.2 million, or diluted loss per share of $0.13, compared to net earnings attributable to the Company of $844.1 million, or diluted EPS of $12.11 for the nine months ended October 2, 2021. The change in EPS was primarily attributable to higher inflation, the impairment charge to reduce the carrying amount of goodwill and indefinite-lived intangibles, lower sales volume, increased short-term manufacturing disruptions, charges related to legal settlements and reserves, higher restructuring, acquisition and integration-related, and other costs, the unfavorable net impact from foreign exchange rates, higher costs associated with investments in new product development and marketing costs and increased startup costs, partially offset by the favorable net impact of price and product mix and productivity gains. The Company believes that a number of circumstances may impact trends in 2022, including Russian military actions in Ukraine, the continuation of the COVID-19 pandemic, impacts to material availability due to disruptions in the global supply chain and inflation, but the extent and duration of such impacts cannot be predicted.

For the nine months ended October 1, 2022, the Company generated $427.4 million of cash from operating activities. As of October 1, 2022, the Company had cash and cash equivalents of $327.0 million, of which $145.9 million was in the United States and $181.0 million was in foreign countries.

Results of Operations

Quarter Ended October 1, 2022, as compared with Quarter Ended October 2, 2021

Net sales

Net sales for the three months ended October 1, 2022 were $2,917.5 million, reflecting an increase of $100.5 million, or 3.6%, from the $2,817.0 million reported for the three months ended October 2, 2021. The increase was primarily attributable to the favorable net impact of price and product mix of approximately $374 million, partially offset by lower sales volume of approximately $139 million, the unfavorable net impact from foreign exchange rates of approximately $117 million and the unfavorable impact from one less shipping day in Europe in the third quarter of 2022 of approximately $18 million.

Global Ceramic Segment—Net sales increased $98.3 million, or 9.8%, to $1,096.7 million for the three months ended October 1, 2022, compared to $998.4 million for the three months ended October 2, 2021. The increase was primarily attributable to the favorable net impact of price and product mix of approximately $159 million, partially offset by lower sales volume of approximately $36 million, the unfavorable net impact from foreign exchange rates of approximately $21 million and the unfavorable impact from one less shipping day in Europe in the third quarter of 2022 of approximately $5 million.

Flooring NA Segment—Net sales increased $39.1 million, or 3.7%, to $1,089.6 million for the three months ended October 1, 2022, compared to $1,050.5 million for the three months ended October 2, 2021. The increase was primarily attributable to the favorable net impact of price and product mix of approximately $84 million, partially offset by lower sales volume of approximately $45 million.

Flooring ROW Segment—Net sales decreased $36.9 million, or 4.8%, to $731.2 million for the three months ended October 1, 2022, compared to $768.1 million for the three months ended October 2, 2021. The decrease was primarily attributable to the unfavorable net impact from foreign exchange rates of approximately $96 million, lower sales volume of approximately $58 million and the unfavorable impact from one less shipping day in Europe in the third quarter of 2022 of approximately $13 million, partially offset by the favorable net impact of price and product mix of approximately $130 million.

Gross profit

Gross profit for the three months ended October 1, 2022 was $713.7 million (24.5% of net sales), a decrease of $123.6 million or 14.8%, compared to gross profit of $837.3 million (29.7% of net sales) for the three months ended October 2, 2021. As a percentage of net sales, gross profit decreased 520 basis points. The decrease in gross profit dollars was primarily attributable to higher inflation of approximately $348 million, increased short-term manufacturing disruptions of approximately $55 million, lower sales volume of approximately $45 million, higher restructuring, acquisition and integration-related, and other costs of approximately $31 million and the unfavorable net impact from foreign exchange rates of approximately $11 million, partially offset by the favorable net impact of price and product mix of approximately $359 million and productivity gains of approximately $9 million.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended October 1, 2022 were $523.5 million (17.9% of net sales), an increase of $46.2 million compared to $477.3 million (16.9% of net sales) for the three months ended October 2, 2021. As a percentage of net sales, selling, general and administrative expenses increased 100 basis points. The increase in selling, general and administrative expenses in dollars was primarily attributable to $45 million related to legal settlements and reserves, higher inflation of approximately $10 million, the unfavorable net impact of price and product mix of approximately $10 million, higher restructuring, acquisition and integration-related, and other costs of approximately $4 million and higher costs associated with investments in new product development and marketing costs of approximately $4 million, partially offset by the favorable net impact from foreign exchange rates of approximately $17 million and productivity gains of approximately $12 million.

Impairment of goodwill and indefinite-lived intangibles

During the third quarter of 2022, due to the impact of a higher WACC, macroeconomic conditions, and the reduction in the Company’s market capitalization, the Company performed interim impairment tests of its goodwill and indefinite-lived intangible assets, which resulted in impairment charges of $695.8 million ($685.6 million net of tax). If, in the future, the Company’s market capitalization and/or the estimated fair value of the Company’s reporting units were to decline further, it may be necessary to record additional impairment charges.

Operating (loss) income

Operating loss for the three months ended October 1, 2022 was $505.6 million ((17.3)% of net sales), reflecting a decrease of $865.6 million, or 240.5%, compared to operating income of $360.0 million (12.8% of net sales) for the three months ended October 2, 2021. The decrease in operating income was primarily attributable to the impairment charge to reduce the carrying amount of goodwill and indefinite-lived intangibles of approximately $696 million, higher inflation of approximately $358 million, increased short-term manufacturing disruptions of approximately $55 million, lower sales volume of approximately $45 million, $45 million related to legal settlements and reserves, higher restructuring, acquisition and integration-related, and other costs of approximately $35 million and higher costs associated with investments in new product development and marketing costs of approximately $4 million, partially offset by the favorable net impact of price and product mix of approximately $350 million, productivity gains of approximately $20 million and the favorable net impact from foreign exchange rates of approximately $5 million.

Global Ceramic Segment—Operating loss was $559.7 million ((51.0)% of segment net sales) for the three months ended October 1, 2022, reflecting a decrease of $678.6 million compared to operating income of $118.9 million (11.9% of segment net sales) for the three months ended October 2, 2021. The decrease in operating income was primarily attributable to the impairment charge to reduce the carrying amount of goodwill of approximately $689 million, higher inflation of approximately $128 million, lower sales volume of approximately $8 million, higher costs associated with investments in new product development and marketing costs of approximately $4 million, higher restructuring, acquisition and integration-related, and other costs of approximately $3 million and increased short-term manufacturing disruptions of approximately $3 million, partially offset by the favorable net impact of price and product mix of approximately $134 million, productivity gains of approximately $15 million and the favorable net impact from foreign exchange rates of approximately $4 million.

Flooring NA Segment—Operating income was $64.7 million (5.9% of segment net sales) for the three months ended October 1, 2022, reflecting a decrease of $53.9 million compared to operating income of $118.6 million (11.3% of segment net sales) for the three months ended October 2, 2021. The decrease in operating income was primarily attributable to higher inflation of approximately $105 million, increased short-term manufacturing disruptions of approximately $22 million, higher restructuring, acquisition and integration-related, and other costs of approximately $20 million, lower sales volume of approximately $15 million and the impairment charge to reduce the carrying amount of indefinite-lived intangibles of approximately $1 million, partially offset by the favorable net impact of price and product mix of approximately $102 million and productivity gains of approximately $11 million.

Flooring ROW Segment—Operating income was $45.5 million (6.2% of segment net sales) for the three months ended October 1, 2022, reflecting a decrease of $88.1 million compared to operating income of $133.6 million (17.4% of segment net sales) for the three months ended October 2, 2021. The decrease in operating income was primarily attributable to higher inflation of approximately $126 million, increased short-term manufacturing disruptions of approximately $30 million, lower sales volume of approximately $22 million, higher restructuring, acquisition and integration-related, and other costs of approximately $11 million, the impairment charge to reduce the carrying amount of indefinite-lived intangibles of approximately $6 million and decreased productivity of approximately $5 million, partially offset by the favorable net impact of price and product mix of approximately $114 million.

Interest expense

Interest expense was $13.8 million for the three months ended October 1, 2022, reflecting a decrease of $1.1 million compared to interest expense of $14.9 million for the three months ended October 2, 2021. The decrease in interest expense was primarily due to the Company’s redemption of the 2.00% Senior Notes on October 19, 2021 and an increase in miscellaneous interest income, partially offset by the increase in commercial paper borrowings.

Other (income) expense, net

Other income, net was $1.2 million for the three months ended October 1, 2022, reflecting a favorable change of $1.2 million compared to other expense, net of $0.0 million for the three months ended October 2, 2021. The change was primarily attributable to the favorable net impact of other miscellaneous items of approximately $4 million, partially offset by the unfavorable net impact of foreign exchange rates of approximately $3 million.

Income tax expense

For the three months ended October 1, 2022, the Company recorded income tax expense of $15.6 million on loss before income taxes of $518.1 million, for an effective tax rate of (3.0)%, as compared to an income tax expense of $73.8 million on earnings before income taxes of $345.0 million, for an effective tax rate of 21.4% for the three months ended October 2, 2021. The difference in the effective tax rates for the comparative periods was primarily impacted by the impairment of non-deductible goodwill and lower earnings in the three months ended October 1, 2022.

Nine Months Ended October 1, 2022, as compared with Nine Months Ended October 2, 2021

Net sales

Net sales for the nine months ended October 1, 2022 were $9,086.4 million, reflecting an increase of $646.5 million, or 7.7%, from the $8,439.9 million reported for the nine months ended October 2, 2021. The increase was primarily attributable to the favorable net impact of price and product mix of approximately $1,292 million, partially offset by the unfavorable net impact from foreign exchange rates of approximately $327 million, lower sales volume of approximately $272 million and the unfavorable impact from fewer shipping days for the nine months ended October 1, 2022 of approximately $49 million.

Global Ceramic Segment—Net sales increased $352.2 million, or 11.9%, to $3,320.0 million for the nine months ended October 1, 2022, compared to $2,967.8 million for the nine months ended October 2, 2021. The increase was primarily attributable to the favorable net impact of price and product mix of approximately $478 million, partially offset by the unfavorable net impact from foreign exchange rates of approximately $75 million, lower sales volume of approximately $32 million and the unfavorable impact from fewer shipping days for the nine months ended October 1, 2022 of approximately $20 million.

Flooring NA Segment—Net sales increased $160.2 million, or 5.2%, to $3,261.1 million for the nine months ended October 1, 2022, compared to $3,100.9 million for the nine months ended October 2, 2021. The increase was primarily attributable to the favorable net impact of price and product mix of approximately $369 million, partially offset by lower sales volume of approximately $192 million and the unfavorable impact from fewer shipping days for the nine months ended October 1, 2022 of approximately $17 million.

Flooring ROW Segment—Net sales increased $134.1 million, or 5.7%, to $2,505.3 million for the nine months ended October 1, 2022, compared to $2,371.2 million for the nine months ended October 2, 2021. The increase was primarily attributable to the favorable net impact of price and product mix of approximately $444 million, partially offset by the unfavorable net impact from foreign exchange rates of approximately $252 million, lower sales volume of approximately $48 million and the unfavorable impact from fewer shipping days for the nine months ended October 1, 2022 of approximately $13 million.

Gross profit

Gross profit for the nine months ended October 1, 2022 was $2,389.0 million (26.3% of net sales), a decrease of $142.3 million or 5.6%, compared to gross profit of $2,531.3 million (30.0% of net sales) for the nine months ended October 2, 2021. As a percentage of net sales, gross profit decreased 370 basis points. The decrease in gross profit dollars was primarily attributable to higher inflation of approximately $1,103 million, lower sales volume of approximately $109 million, increased short-term manufacturing disruptions of approximately $69 million, the unfavorable net impact from foreign exchange rates of approximately $55 million, higher restructuring, acquisition and integration-related, and other costs of approximately $17 million and increased startup costs of approximately $7 million, partially offset by the favorable net impact of price and product mix of approximately $1,151 million, and productivity gains of approximately $62 million.

Selling, general and administrative expenses

Selling, general and administrative expenses for the nine months ended October 1, 2022 were $1,510.1 million (16.6% of net sales), an increase of $60.7 million compared to $1,449.4 million (17.2% of net sales) for the nine months ended October 2, 2021. As a percentage of net sales, selling, general and administrative expenses decreased 60 basis points. The increase in selling, general and administrative expenses in dollars was primarily attributable to the unfavorable net impact of price and product mix of approximately $46 million, $45 million related to legal settlements and reserves, higher inflation of approximately $29 million, higher costs associated with investments in new product development and marketing costs of approximately $8 million, the unfavorable impact due to sales volume changes of approximately $7 million and higher restructuring, acquisition and integration-related, and other costs of approximately $3 million, partially offset by the favorable net impact from foreign exchange rates of approximately $44 million and productivity gains of approximately $35 million.

Impairment of goodwill and indefinite-lived intangibles

During the nine months ended October 1, 2022, due to the impact of a higher WACC, macroeconomic conditions, and the reduction in the Company’s market capitalization, the Company performed interim impairment tests of its goodwill and indefinite-lived intangible assets, which resulted in impairment charges of $695.8 million ($685.6 million net of tax). If, in the future, the Company’s market capitalization and/or the estimated fair value of the Company’s reporting units were to decline further, it may be necessary to record additional impairment charges.

Operating income (loss)

Operating income for the nine months ended October 1, 2022 was $183.1 million (2.0% of net sales), reflecting a decrease of $898.8 million, or 83.1%, compared to operating income of $1,081.9 million (12.8% of net sales) for the nine months ended October 2, 2021. The decrease in operating income was primarily attributable to higher inflation of approximately $1,132 million, the impairment charge to reduce the carrying amount of goodwill and indefinite-lived intangibles of approximately $696 million, lower sales volume of approximately $116 million, increased short-term manufacturing disruptions of approximately $69 million, $45 million related to legal settlements and reserves, higher restructuring, acquisition and integration-related, and other costs of approximately $20 million, the unfavorable net impact from foreign exchange rates of approximately $11 million, higher costs associated with investments in new product development and marketing costs of approximately $8 million and increased startup costs of approximately $7 million, partially offset by the favorable net impact of price and product mix of approximately $1,105 million and productivity gains of approximately $97 million.

Global Ceramic Segment—Operating loss was $305.1 million ((9.2)% of segment net sales) for the nine months ended October 1, 2022, reflecting a decrease of $648.2 million compared to operating income of $343.1 million (11.6% of segment net sales) for the nine months ended October 2, 2021. The decrease in operating income was primarily attributable to the impairment charge to reduce the carrying amount of goodwill of approximately $689 million, higher inflation of approximately $369 million, lower sales volume of approximately $11 million, higher costs associated with investments in new product development and marketing costs of approximately $7 million and increased short-term manufacturing disruptions of approximately $6 million, partially offset by favorable net impact of price and product mix of approximately $386 million and productivity gains of approximately $46 million.

Flooring NA Segment—Operating income was $260.0 million (8.0% of segment net sales) for the nine months ended October 1, 2022, reflecting a decrease of $55.9 million compared to operating income of $315.9 million (10.2% of segment net sales) for the nine months ended October 2, 2021. The decrease in operating income was primarily attributable to higher inflation of approximately $340 million, lower sales volume of approximately $77 million, increased short-term manufacturing disruptions of approximately $24 million, increased startup costs of approximately $6 million, higher restructuring, acquisition and integration-related, and other costs of approximately $6 million and the impairment charge to reduce the carrying amount of indefinite-lived intangibles of approximately $1 million, partially offset by the favorable net impact of price and product mix of approximately $327 million and productivity gains of approximately $73 million.

Flooring ROW Segment—Operating income was $304.3 million (12.1% of segment net sales) for the nine months ended October 1, 2022, reflecting a decrease of $152.5 million compared to operating income of $456.8 million (19.3% of segment net sales) for the nine months ended October 2, 2021. The decrease in operating income was primarily attributable to higher inflation of approximately $425 million, increased short-term manufacturing disruptions of approximately $39 million, lower sales volume of approximately $28 million, decreased productivity of approximately $23 million, higher restructuring, acquisition and integration-related, and other costs of approximately $13 million, the unfavorable net impact of foreign exchange rates of approximately $10 million and the impairment charge to reduce the carrying amount of indefinite-lived intangibles of approximately $6 million, partially offset by the favorable net impact of price and product mix of approximately $392 million.

Interest expense

Interest expense was $37.3 million for the nine months ended October 1, 2022, reflecting a decrease of $7.8 million compared to interest expense of $45.1 million for the nine months ended October 2, 2021. The decrease in interest expense was primarily due to the Company’s redemption of the 2.00% Senior Notes on October 19, 2021 and an increase in miscellaneous interest income, partially offset by the increase in commercial paper borrowings.

Other (income) expense, net

Other income, net was $1.6 million for the nine months ended October 1, 2022, reflecting an unfavorable change of $11.8 million compared to other income, net of $13.4 million for the nine months ended October 2, 2021. The change was primarily driven by the release of an indemnification receivable related to the resolution of foreign non-income tax contingencies of approximately $6 million during the nine months ended October 2, 2021, the reversal of uncertain tax positions recorded with the Emil acquisition of approximately $7 million and the unfavorable net impact of foreign exchange rates of approximately $3 million, partially offset by other miscellaneous items of approximately $5 million.

Income tax expense

For the nine months ended October 1, 2022, the Company recorded income tax expense of $155.2 million on earnings before income taxes of $147.4 million for an effective tax rate of 105.3%, as compared to an income tax expense of $205.8 million on earnings before income taxes of $1,050.2 million, for an effective tax rate of 19.6% for the nine months ended October 2, 2021. The difference in the effective tax rates for the comparative periods was primarily impacted by the impairment of non-deductible goodwill and lower earnings in the nine months ended October 1, 2022.

Liquidity and Capital Resources

The Company’s primary capital requirements are for working capital, capital expenditures and acquisitions. The Company’s capital needs are met primarily through a combination of internally generated funds, commercial paper, bank credit lines, term and senior notes and credit terms from suppliers.

Net cash provided by operating activities in the first nine months of 2022 was $427.4 million, compared to net cash provided by operating activities of $1,096.7 million in the first nine months of 2021. The decrease of $669.3 million in 2022 was primarily attributable to the change in working capital and lower net earnings.

Net cash used in investing activities in the first nine months of 2022 was $374.4 million compared to net cash provided by investing activities of $114.0 million in the first nine months of 2021. The decrease was primarily due to the increase in the purchases of short-term investments of $353.3 million (net of redemptions of short-term investments), the increase of capital expenditures of $54.9 million and increased acquisition costs of $80.1 million.

Net cash used in financing activities in the first nine months of 2022 was $3.0 million compared to net cash used in financing activities of $835.0 million in the nine months of 2021. The change in cash used in financing activities is primarily attributable to the higher net proceeds from commercial paper of $324.1 million, lower payments on Senior Notes of $352.6 million and lower share repurchases of $165.8 million.

As of October 1, 2022, the Company had cash of $327.0 million, of which $181.0 million was held outside the United States. The Company plans to permanently reinvest the cash held outside the United States. The Company believes that its cash and cash equivalents on hand, cash generated from operations and availability under its existing credit facilities will be sufficient to meet its capital expenditure, working capital and debt servicing requirements over at least the next twelve months. The Company continually evaluates its projected needs and may conduct additional debt financings, subject to market conditions, to increase its liquidity and to take advantage of attractive financing opportunities.

On February 10, 2022, the Company’s Board of Directors approved a new share repurchase program, authorizing the Company to repurchase up to $500 million of its common stock (the “2022 Share Repurchase Program”). For the nine months ended October 1, 2022, the Company purchased $307.6 million of its common stock, exhausting the $36.8 million remaining under the prior share repurchase program authorized on September 16, 2021 (the "2021 Share Repurchase Program"), and utilizing $270.8 million under the 2022 Share Repurchase Program. As of October 1, 2022, there remains $229.2 million authorized under the 2022 Share Repurchase Program.

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

Critical Accounting Policies and Estimates

Other than the Critical Accounting Policy described below, there have been no significant changes to the Company’s critical accounting policies and estimates during the period. The Company's critical accounting policies are described in its 2021 Annual Report filed on Form 10-K.

Goodwill and other intangibles - The Company performs its annual testing of goodwill and indefinite-lived intangibles in the fourth quarter of each year. Between annual testing dates, the Company monitors factors such as its market capitalization, comparable company market multiples and macroeconomic conditions to identify conditions that could impact the Company’s assumptions utilized in the determination of the estimated fair values of the Company’s reporting units and indefinite-lived intangible assets significantly enough to trigger an impairment.

The goodwill impairment tests are based on determining the fair value of the specified reporting units based on management judgements and assumptions using the discounted cash flows under the income approach classified in Level 3 of the fair value hierarchy and comparable company market valuation classified in Level 2 of the fair value hierarchy approaches. The Company has identified Global Ceramic, Flooring NA and Flooring ROW as its reporting units for the purposes of allocating goodwill and intangibles as well as assessing impairments. The valuation approaches are subject to key judgments and assumptions that are sensitive to change such as judgements and assumptions about appropriate sales growth rates, operating margins, WACC and comparable company market multiples.

As a result of a decrease in the Company’s market capitalization, comparable company market multiples, projected future cash flows and an increase in the WACC due to increases in the risk free rate and applicable risk premiums, the Company determined that a triggering event occurred requiring goodwill impairment testing for each of its reporting units as of October 1, 2022. The impairment test indicated a pre-tax, non-cash goodwill impairment charge related to the Global Ceramic reporting unit of $688,514 ($679,664 net of tax) which the Company recorded during the three months ended October 1, 2022. The Company concluded goodwill of its other reporting units was not impaired at October 1, 2022.

The Company compared the estimated fair values of its indefinite-lived intangibles to their carrying values and determined that there were impairments of $7,257 ($5,939 net of tax) in the Flooring ROW and Flooring NA reporting units during the three months ended October 1, 2022.

A significant or prolonged deterioration in economic conditions, continued increases in the costs of raw materials and energy combined with an inability to pass these costs on to customers, a further decline in the Company’s market capitalization or comparable company market multiples, projected future cash flows, or increases in the WACC, could impact the Company’s assumptions and require a reassessment of goodwill or indefinite-lived intangible assets for impairment in future periods. The excess of fair value over carrying value for the Flooring ROW reporting unit was approximately 20% and the excess of fair value over carrying value for the Flooring NA reporting unit was less than 5% as of October 1, 2022. Future declines in estimated after tax cash flows, increases in the WACC or a decline in market capitalization could result in an additional indication of impairment in one or more of the Company’s reporting units.

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

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of October 1, 2022.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

As of October 1, 2022, approximately 64% of the Company’s debt portfolio was comprised of fixed-rate debt and 36% was floating-rate debt. A 1.0 percentage point increase in the interest rate of the floating-rate debt would have resulted in an increase in interest expense of $2.3 million and $7.0 million for the three and nine months ended October 1, 2022.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

On February 10, 2022, the Company’s Board of Directors approved a new share repurchase program, authorizing the Company to repurchase up to $500 million of its common stock. In the third quarter of 2022, the Company purchased $0.4 million of its common stock. As of October 1, 2022, there remains $229.2 million authorized under the 2022 Share Repurchase Program.

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

The following table provides information regarding share repurchase activity during the three months ended October 1, 2022.

Period	Total Number of Shares Purchased in Millions	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan in Millions	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan in Millions
July 3 through August 6, 2022	0.0	$120.00	0.0	$229.2
August 7 through September 3, 2022	0.0	$—	0.0	$229.2
September 4 through October 1, 2022	0.0	$—	0.0	$229.2
Total	0.0	$120.00	0.0

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this quarterly report on Form 10-Q.

Item 5.Other Information

None.

Item 6.Exhibits

No.	Description

3.1	Restated Certificate of Incorporation of Mohawk, as amended. (Incorporated herein by reference to Exhibit 3.1 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)
3.2	Restated Bylaws of Mohawk. (Incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on February 19, 2019.)
10.1
Fourth Amendment to Second Amended and Restated Credit Agreement, dated as of August 12, 2022, by and among the Company and certain of its subsidiaries, as borrowers, Wells Fargo Bank, National Association, as administrative agent, swing line lender, and an L/C issuer, and the other lenders party thereto. (Incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 12, 2022.)

10.2
Credit Agreement, dated as of August 12, 2022, by and among the Company and Mohawk International Holdings S.à r.l., as borrowers, certain of its subsidiaries, as guarantors, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto. (Incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 12, 2022.)

10.3
First Amendment to Credit Agreement and Increase Agreement, dated as of October 3, 2022, by and among the Company and Mohawk International Holdings S.à r.l., as borrowers, certain of its subsidiaries, as guarantors, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto.

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

MOHAWK INDUSTRIES, INC.
(Registrant)

Dated:	October 28, 2022	By:	/s/ Jeffrey S. Lorberbaum
JEFFREY S. LORBERBAUM
Chairman and Chief Executive Officer
(principal executive officer)

Dated:	October 28, 2022	By:	/s/ James F. Brunk
JAMES F. BRUNK
Chief Financial Officer
(principal financial officer)