Form 10-K
period 2022-12-31
MOHAWK INDUSTRIES INC
filed 2023-02-22
CIK 851968

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[Mark One]

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
MOHAWK INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	01-13697	52-1604305
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

160 S. Industrial Blvd., Calhoun, Georgia		30701
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (706) 629-7721
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	MHK	New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock of the Registrant held by non-affiliates (excludes beneficial owners of more than 10% of the Common Stock) of the Registrant (52,478,403 shares) on July 2, 2022 (the last business day of the Registrant’s most recently completed fiscal second quarter) was $6,768,139,635. The aggregate market value was computed by reference to the closing price of the Common Stock on such date.
Number of shares of Common Stock outstanding as of February 17, 2023: 63,540,310 shares of Common Stock, $.01 par value. Mohawk Industries, Inc. common stock trades on the New York Stock Exchange under symbol MHK.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the 2023 Annual Meeting of Stockholders-Part III.

PART I

Item 1.Business

Unless this Form 10-K indicates otherwise or the context otherwise requires, the terms “we,” “our,” “us,” “Mohawk,” or “the Company” as used in this Form 10-K refer to Mohawk Industries, Inc.

General

Mohawk is a leading global flooring manufacturer that creates products to enhance residential and commercial spaces around the world. The Company’s vertically integrated manufacturing and distribution processes provide competitive advantages in carpet, rugs, ceramic tile, laminate, wood, stone, luxury vinyl tile (“LVT”) and sheet vinyl flooring. The Company’s industry-leading innovation develops products and technologies that differentiate its brands in the marketplace and satisfy all flooring-related remodeling and new construction requirements. The Company’s brands are among the most recognized in the industry and include American Olean®, Daltile®, Durkan®, Eliane®, Feltex®, Godfrey Hirst®, IVC Commercial®, IVC Home®, Karastan®, Kerama Marazzi®, Marazzi®, Moduleo®, Mohawk®, Pergo®, Quick-Step® and Unilin®. During the past two decades, the Company has transformed its business from an American carpet manufacturer into the world’s largest flooring company with operations in Australia, Brazil, Canada, Europe, India, Malaysia, Mexico, New Zealand, Russia, the United Kingdom and the United States. The Company had annual net sales in 2022 of $11.7 billion. Approximately 60% of this amount was generated by sales in the United States and approximately 40% was generated by sales outside the United States. The Company has three reporting segments: Global Ceramic, Flooring North America (“Flooring NA”) and Flooring Rest of the World (“Flooring ROW”) with their 2022 net sales representing 37%, 36% and 27%, respectively, of the Company’s total revenue. Selected financial information for the three segments, geographic net sales and the location of long-lived assets are set forth in Note 18, Segment Reporting.

Global Ceramic designs, manufactures, sources, distributes and markets a broad line of ceramic, porcelain and natural stone tile products used for floor and wall applications in residential and commercial channels for both remodeling and new construction. In addition, Global Ceramic manufactures, sources and distributes other products, including natural stone, porcelain slabs and quartz countertops, as well as installation materials. Global Ceramic markets and distributes its products under various brands, including the following:  American Olean, Daltile, Eliane, EmilGroup®, KAI®, Kerama Marazzi, Marazzi and Ragno®. The Segment sells its products through company-owned and franchised operations, independent distributors, home centers, floor covering retailers, ceramic specialists, commercial contractors and commercial end users. Global Ceramic operations are vertically integrated from the production of raw material for body and glaze preparation to the manufacturing and distribution of ceramic and porcelain tile and countertops.

Flooring NA designs, manufactures, sources and distributes a broad range of floor covering products in a variety of colors, textures and patterns for both residential and commercial remodeling and new construction channels. The Segment’s product lines include broadloom carpet, carpet tile, rugs and mats, carpet pad, laminate, medium-density fiberboard (“MDF”), wood flooring, LVT and sheet vinyl. Flooring NA markets and distributes its flooring products under various brands, including the following: Aladdin Commercial®, Durkan, IVC®, Karastan, Mohawk, Mohawk Group®, Mohawk Home®, Pergo, Portico® and Quick-Step. The Segment sells its products through floor covering retailers, distributors, home centers, mass merchants, department stores, e-commerce retailers, shop at home, buying groups, builders, commercial contractors and commercial end users.

Flooring ROW designs, manufactures, sources and distributes a wide variety of laminate, LVT and sheet vinyl, wood flooring, broadloom carpet and carpet tile collections used in residential and commercial markets for both remodeling and new construction. In addition, Flooring ROW manufactures roofing panels, insulation boards, mezzanine flooring, MDF and chipboards primarily for the European market. The Segment also licenses certain patents related to flooring manufacturing throughout the world. The Segment markets and distributes its products under various brands, including the following: Feltex, GH Commercial®, Godfrey Hirst, Hycraft®, IVC Commercial, IVC Home, Leoline®, Moduleo, Pergo, Quick-Step and Unilin. The Segment sells its products through floor covering retailers, wholesalers, Company-operated distributors, independent distributors and home centers.

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

Strengths

Market Position

Mohawk’s fashionable and innovative products, successful participation in all sales channels, creative marketing tools and programs and extensive sales resources have enabled the Company to build market leadership positions in multiple geographies, primarily North America, Brazil, Europe, Russia and Australasia, as well as to export products to approximately 170 countries. In North America, Mohawk’s largest marketplace, the Company has leveraged its brands, broad offering and award-winning merchandising to build strong positions across all product categories. In Europe and Russia, similar advantages have supported market leadership in ceramic tile, premium laminate and sheet vinyl. The Company also has established a strong position in the fast-growing LVT market in the U.S. and Europe following the 2015 acquisition of IVC and subsequent investments to expand production and capacity. The 2018 acquisition of Godfrey Hirst provided the Company with the largest market position in carpet in Australasia to complement the leading hard surface presence that the Company had grown through its earlier acquisitions of national distributors in both Australia and New Zealand. In 2018, the Company acquired Eliane, a leading ceramic tile manufacturer in Brazil, the world’s third largest ceramic market. The Eliane brand is highly regarded for innovative design and strength in high-end porcelain floor and wall tile. The Company believes Eliane is Brazil’s largest ceramic tile exporter.

Product Innovation

Mohawk drives performance through innovation and process improvements across all product categories. In ceramic, this includes proprietary Reveal Imaging® printing that replicates the appearance of other surfaces, such as long planks with the visuals and texture of natural wood as well as tiles that mimic natural stone, cement, textiles and other alternatives. The Company has pioneered an innovative ceramic tile technology called StepWise™ that is infused into our top-quality porcelain tile to significantly improve slip resistance. Given the frequent use of ceramic tile in kitchens and baths, the Company has also introduced numerous collections featuring antimicrobial treatment that becomes a permanent part of the product. In Italy and Russia, the Company manufactures large-scale porcelain slabs that replicate the look of stone but are harder and more durable. In addition to satisfying demand for their domestic markets, porcelain slabs produced in Europe are also exported to North America, where along with the Company’s quartz countertop and natural stone slab offerings they provide customers with a comprehensive array of surface options. In carpet, the Company introduced the unique Air.o™ unified soft surface collection that integrates a polyester pad into tufted carpet, offering consumers a hypoallergenic and moisture-resistant alternative to traditional carpet. The Company has also launched an innovative carpet backing called Recover™ that is hypoallergenic, latex and VOC free and is easier to install and seam. The Company’s exclusive fiber technologies include the proprietary bio-based SmartStrand® and its brand extensions that represented the first super-soft stain-resistant products on the market as well as the patented Continuum™ process that adds bulk and softness to polyester fiber, differentiating the Company’s products in this fast-growing component of the carpet market. These fiber advantages have been extended into the Company’s rug production, as well, adding luxurious feel and performance enhancements to the Company’s design leadership. In laminate, the Company’s patented Uniclic® installation technology revolutionized the category and has been extended into the LVT and wood categories, as well. The Company continues to deliver new innovations such as unique HydroSeal™ water-resistance that has extended the laminate category into kitchens and baths, more realistic visuals with GenuEdge® pressed bevel edges and surface embossing in register that precisely recreates the appearance of wood. As consumer preference for water-proof flooring has increased, the Company has introduced a propriety technology called WetProtect™ that makes the joints of installed laminate and LVT water tight and prevents liquid spills from reaching the subfloor. This technology has been uniquely applied to wood flooring with UltraWood™, which also features an advanced waterproof finish in addition to improved scratch, wear and dent resistance. The Company’s vinyl offerings reflect significant investments in leading-edge technology that yield incredibly realistic reproductions of stone, wood and other materials with embossed finishes that create more realistic visuals. To complement the beauty of its LVT collections, the Company has also enhanced the performance of its premium rigid products with a solid stone-plastic composite core and an enhanced lacquer finish to provide a dent proof, scratch resistant surface that can withstand today’s active family homes.

Operational Excellence

Mohawk’s highly efficient manufacturing and distribution assets serve as the foundation for successful growth. By leveraging continuous process improvement and automation, the Company’s operations drive innovation, quality and value. Through its commitment to sustainability practices, the Company has also optimized natural resources and raw materials. The Company has invested to expand capacity, introduce differentiated new products and improve efficiencies. In particular, the Company’s capital investments have improved recently acquired businesses by upgrading their product offerings, expanding their distribution and improving their productivity. For seventeen years, Mohawk’s training and development programs have been ranked among the best by Training magazine, and Forbes has designated Mohawk as one of the Best Large U.S. Employers.

Sustainability

Mohawk’s sustainability strategy is founded on three pillars: Better for People, Better for the Planet, and Better for Performance. Through the Better for the People pillar, the Company focuses on employee engagement, health and wellbeing, workforce development, a Zero-Harm Workplace and community engagement initiatives. Highlights of this pillar include Mohawk Group’s ArtLifting partnership working with artists with disabilities to include their designs in commercial flooring collections, and an extensive internal training initiative from the plant floor to the C-suite. In the U.S. and Mexico, the Company operates on-site, near-site or virtual Healthy Life Centers to assist employees and their eligible family members with management of chronic conditions as well as treatment of acute illness. Through the Better for the Planet pillar, Mohawk focuses on a climate-positive future through energy conservation, water restoration and product circularity, including waste reduction and responsible sourcing. The Company uses extensive recycled content in many of its products, including transforming billions of discarded plastic bottles annually to create polyester carpet fiber and millions of pounds of tires annually to produce decorative crumb rubber mats. The Company also produces energy through solar panels, windmills and a waste-to-energy program using scrap wood material. Through the Better for Performance pillar, the Company focuses on ESG governance, ethics and data security and privacy, including creating and maintaining ESG-related policies. The sustainability section of our corporate website sets forth our initiatives with respect to these pillars and will be updated periodically but is not incorporated into this document.

Sales and Distribution

Global Ceramic

Global Ceramic designs, markets, manufactures, distributes and sources a broad line of ceramic tile, porcelain tile and natural stone products, including natural stone, porcelain slabs and quartz countertops. Products are distributed through various channels, including independent distributors, home centers, Company-operated service centers and stores, ceramic tile specialists, commercial contractors and directly to commercial end users. The business is organized with dedicated sales forces to address the specific customer needs of each distribution channel.

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

Global Ceramic markets its products under the American Olean, Daltile, Eliane, EmilGroup, KAI, Kerama Marazzi, Marazzi and Ragno brand names. These brands are supported by a fully integrated marketing program, displays, merchandising boards, literature, catalogs and websites. Innovative design, quality and response to changes in customer preference enhance recognition in the marketplace. The Company is focused on sales growth opportunities through innovative products and programs in both the residential and commercial channels for both remodeling and new construction.

Global Ceramic utilizes various distribution methods including regional distribution centers, service centers, direct shipping and customer pick-up from manufacturing facilities. The Segment’s sales forces are organized by product type and sales channels in order to best serve each type of customer. The Company believes its distribution methods for Global Ceramic provide high-quality customer service and enhance its ability to plan and manage inventory requirements.

Flooring NA

Through Flooring NA, the Company designs, markets, manufactures, distributes and sources broadloom carpet, carpet tile, carpet pad, rugs, laminate, LVT, sheet vinyl and wood flooring in a broad range of colors, textures and patterns. Flooring NA positions product lines in all price ranges and emphasizes quality, style, performance and service. Flooring NA markets and distributes its product lines to independent distributors, floor covering retailers, home centers, mass merchandisers, department stores, e-commerce retailers, shop at home, buying groups, commercial contractors and commercial end users. Some products are also marketed through private labeling programs. Sales to customers focused on residential products represent a significant portion of the total industry and the majority of the Segment’s sales.

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

Flooring ROW

Flooring ROW designs, manufactures, markets, licenses, distributes and sources laminate, LVT, sheet vinyl, wood flooring, broadloom carpet and carpet tile. It also designs and manufactures roofing panels, insulation boards, MDF and chipboards. Products are sold through separate distribution channels, consisting of retailers, independent distributors, Company-operated distributors, wholesalers, home centers, commercial contractors and commercial end users. The business is organized to address the specific customer needs of each distribution channel.

Flooring ROW markets and sells laminate, LVT, sheet vinyl, broadloom carpet, carpet tile and wood under the Feltex, GH Commercial, Godfrey Hirst, Hycraft, IVC Commercial, IVC Home, Leoline, Moduleo, Pergo and Quick-Step brands. Flooring ROW also sells private label laminate, wood and vinyl flooring products. The Company believes Quick-Step and Pergo are leading brand names in the European flooring industry, and that Godfrey Hirst and Feltex are leading brand names in the Australasian flooring market. In addition, Flooring ROW markets and sells insulation boards, roof panels, MDF and chipboards in Europe under the Unilin brand. The Segment also licenses its intellectual property to flooring manufacturers throughout the world.

The Company uses regional distribution centers and direct shipping from manufacturing facilities to provide high-quality customer service and enhance the Company’s ability to plan and manage inventory requirements.

Advertising and Promotion

The Company’s brands are among the best known and most widely distributed in the industry. The Company vigorously supports the value and name recognition of its brands through traditional advertising channels, including numerous trade publications and unique promotional events that highlight product design and performance, as well as social media initiatives and Internet-based advertising. The Company has invested significantly in websites that educate consumers about the Company’s products, helping them to make informed decisions about purchases, and that identify local retailers that offer the Company’s collections. The Company offers its customers the award-winning Omnify™, an Internet platform that automatically syncs updated product and sales information between the Company and its U.S. aligned retailer websites, ensuring that consumers have access to the most accurate and timely information and creating a faster connection between the consumer and local retailers.

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

Manufacturing and Operations

Global Ceramic

The Company’s ceramic tile manufacturing operations are vertically integrated from the production of raw material for body and glaze preparation to the manufacturing and distribution of ceramic and porcelain tile and quartz countertops. The Company believes that its manufacturing organization’s leading-edge technology offers competitive advantages due to its ability to create a differentiated product line consisting of one of the industry’s broadest offerings of sizes, shapes, colors, textures and finishes, as well as the industry’s largest offering of trim and decorative pieces. In addition, Global Ceramic also sources a portion of its collections to enhance its product offerings. Global Ceramic continues to invest in equipment that utilizes the latest technologies, which supports the Company’s efforts to increase manufacturing capacity, improve efficiency, meet the growing demand for its innovative products and develop new capabilities.

Flooring NA

The Company’s carpet and rug manufacturing operations are vertically integrated and include the extrusion of triexta, nylon, polyester and polypropylene resins, as well as recycled post-consumer plastics, into fiber. Flooring NA is also vertically integrated in yarn processing, carpet backing manufacturing, tufting, weaving, dyeing, coating and finishing.

The Segment is also vertically integrated with significant manufacturing assets that produce laminate flooring, high density fiber board, wood flooring, fiberglass sheet vinyl and luxury vinyl tile. Flooring NA continues to invest in capital projects, such as the expansion of the Company’s North American LVT and premium laminate manufacturing capacity. Other investments in state-of-the-art equipment support market growth, increase manufacturing efficiency and improve overall cost competitiveness.
Flooring ROW

The Company’s laminate and vinyl flooring manufacturing operations in Europe are vertically integrated. The Company believes Flooring ROW has advanced equipment that results in competitive manufacturing in terms of cost and flexibility. In addition, Flooring ROW has significant manufacturing capability for wood flooring, LVT and sheet vinyl. The 2018 acquisition of Godfrey Hirst established vertically integrated broadloom carpet and carpet tile operations in Australia and New Zealand, including the production of wool yarn. Flooring ROW is also vertically integrated in carpet manufacturing, including tufting, weaving, dyeing, coating and finishing.

Flooring ROW continues to invest in capital expenditures such as LVT and laminate expansions, as well as further investments in new future-proof capacity in chipboards and MDF, respectively, utilizing the latest advances in technologies to increase manufacturing capacity, improve efficiency and develop new capabilities including state-of-the-art, fully integrated production that will leverage the Company’s proven record of bringing innovative and high-quality products to its markets. The manufacturing facilities for roofing panels, insulation boards, MDF and chipboards in Flooring ROW are all configured for cost-efficient manufacturing and production flexibility and are competitive in the European market.

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

Flooring ROW

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

Industry and Competition

The Company is the largest flooring manufacturer in a fragmented industry composed of a wide variety of companies ranging from small, privately-held firms to large multinationals. In 2021, the U.S. floor covering industry reported $33.7 billion in sales, up approximately 21.7% over 2020’s sales of $27.7 billion. In 2021, the primary categories of flooring in the U.S., based on sales, were carpet and rugs (38.5%), resilient consisting of LVT, sheet vinyl and various other resilient categories (27.0%), wood (12.9%), ceramic tile (12.4%), stone (6.0%) and laminate (3.2%). In 2021, the primary categories of flooring in the U.S., based on square feet sold, were carpet and rugs (45.3%), resilient consisting of LVT, sheet vinyl and various other resilient categories (31.1%), ceramic tile (12.5%), wood (6.1%), laminate (3.5%) and stone (1.5%).  Each of these categories is influenced by the residential and commercial construction and residential and commercial remodeling end-use markets. These markets are influenced by many factors including changing consumer preferences, consumer confidence, spending for durable goods, interest rates, inflation, availability of credit, turnover in housing and the overall strength of the economy.

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

Global Ceramic

Globally, the ceramic tile industry is significantly fragmented. Certain regions around the world have established sufficient capacity to allow them to meet domestic needs in addition to exporting product to other markets where their design and/or technical advantages may drive consumer preferences. Some mature markets have seen industry consolidation driven by mergers and acquisitions; however, most markets are comprised of many relatively small manufacturers all working with similar technologies, raw materials and designs. During 2021, the estimated global capacity for ceramic tile was 197 billion square feet – up slightly from the prior year primarily due to increased production capacity in China – with selling prices varying widely based on many factors, including supply within the market, materials used, size, shape and design. While the Company operates ceramic manufacturing facilities in eight countries, the Company has leveraged advantages in technology, design, brand recognition and marketing to extend exports of its products to approximately 160 countries. As a result of this global sales strategy, the Company faces competition in the ceramic tile market from a large number of foreign and domestic manufacturers, all of which compete for sales of ceramic tile to customers through multiple residential and commercial channels. The Company believes it is the largest manufacturer, distributor and marketer of ceramic tile in the world. The Company also believes it is the largest manufacturer, distributor and marketer of ceramic tile in specific markets, including the U.S., Europe and Russia, as well as maintaining leading positions in the Mexican and Brazilian markets. The Company has leveraged the advantages of its scale, product innovation and unique designs in these markets to solidify its leadership position, however the Company continues to face pressures in these markets from imported ceramic products as well as alternate flooring categories.

Flooring NA

The North American flooring industry is highly competitive, with an increasing variety of product categories, shifting consumer preferences, supply chain disruptions and pressures from imported products, particularly in the rug and hard surface categories. Based on industry publications, in 2021, the U.S. flooring industry had carpet and rug sales in excess of $13.0 billion out of the overall $33.7 billion market. Based on its 2021 net sales, the Company believes it is the largest producer of rugs and the second largest producer of carpet in the world. The Company differentiates its carpet and rug products in the marketplace through proprietary fiber systems, state-of-the-art manufacturing technologies and unique styling as well as leveraging the strength of some of the oldest and best-known brands in the industry. The Company also believes it is the largest manufacturer and distributor of laminate flooring in the U.S., as well as the producer of the industry’s first waterproof wood flooring. The Company’s leading position in laminate flooring is driven by the strength of its premium brands as well as technical innovations such as water resistance, realistic visuals, beveled edges, deeply embossed in register surfaces and patented installation technologies. The U.S. resilient industry is highly competitive, and according to industry publications, grew more than 30.3% in 2021. Based on industry publications, in 2021, LVT, sheet vinyl and other various resilient categories generated sales of $9.1 billion out of the $33.7 billion total U.S. flooring market. The Company believes that it is one of the largest manufacturers and distributors of LVT and sheet vinyl in the U.S. The Company’s sheet vinyl operations produce fiberglass backed products, which have proven more popular with consumers in the past several years due to superior performance and durability.

Flooring ROW

The Company faces competition in the non-U.S. laminate, wood, LVT and sheet vinyl flooring business from a large number of domestic manufacturers as well as pressures from imports. The Company believes it is one of the largest manufacturers and distributors of laminate flooring in the world, with a focus on premium products, which the Company supplies under some of the best-known and most widely marketed brands in its regions. In addition, the Company believes it has a competitive advantage in its laminate flooring markets as a result of the Company’s industry-leading water resistance, realistic visuals and embossed-in-register surfaces as well as patented installation technologies, all of which allow the Company to differentiate its products in the areas of design, performance, installation and assembly. In wood flooring, the Company has extended the strength of its well-known laminate brands and its installation technologies to add value to its wood collections. The Company faces competition in the non-U.S. vinyl flooring channel from a large number of domestic and foreign manufacturers, but believes it has a competitive advantage in its LVT and sheet vinyl markets due to industry-leading design, patented technologies, brand recognition and vertical integration. The Company has elevated the performance of its sheet vinyl collections and is now aggressively placing the product in commercial applications. After initially extending its geographic footprint by acquiring national hard surface distributors in Australia and New Zealand, the Company acquired Godfrey Hirst, making the Company the largest manufacturer of carpet in both countries. The Company has integrated its soft and hard surface businesses to provide a comprehensive offering to residential and commercial customers in the region. In Australia and New Zealand, the Company faces competition from a large number of domestic and foreign manufacturers, but believes it has a competitive advantage in its carpet and hard surface offering due to industry-leading design, patented technologies, brand recognition and vertical integration of manufacturing and distribution. Through the acquisitions of Xtratherm and of Ballytherm, the Company has extended its insulation panel business to the United Kingdom and Ireland while expanding sales in its core Benelux Region. The Company also expanded its European wood panels business by acquiring German-based Berghoef and Otto Schneider (mezzanine flooring) and French-based Panneaux De Corrèze (MDF). The Company also extended its sheet vinyl business with the acquisition of Polish-based Lentex.

Patents and Trademarks

Intellectual property is important to the Company’s business and the Company relies on a combination of patent, copyright, trademark and trade secret laws to protect its interests.

The Company uses several trademarks that it considers important in the marketing of its products, including American Olean, Daltile, Durkan, EmilGroup, Feltex, Godfrey Hirst, IVC Commercial, IVC Home, Karastan, Leoline, Marazzi, Moduleo, Mohawk, Mohawk Group, Mohawk Home, Pergo, Quick-Step and Unilin. These trademarks reflect innovations in design, performance and installation, which represent competitive advantages and provide differentiation from competing brands in the market.

Flooring ROW owns a number of patent families in Europe and the U.S., some of which the Company licenses to manufacturers throughout the world. The Company continues to explore additional opportunities to generate revenue from its patent portfolio.

Major Customers

During 2022, no single customer accounted for more than 10% of the Company’s total net sales, and the top 10 customers accounted for less than 20% of the Company’s total net sales. The Company believes the loss of one major customer would not have a material adverse effect on its business.

Human Capital

The Company’s management team recognizes the importance of its employees to the Company’s overall long-term success. The Company continues to focus on the recruitment, development, safety, engagement, and retention of its employees. The Company continues to monitor the impact of the COVID-19 pandemic and will continue to implement safety procedures to prevent workplace transfer of the virus.

As of December 31, 2022, the Company employed approximately 40,900 persons, consisting of approximately 17,700 in North America - United States, approximately 14,800 in Europe and Russia and approximately 8,400 in other countries. The majority of the Company’s European and Russian manufacturing employees are members of unions. Additionally, the Company has not experienced any major strikes or work stoppages in recent years. The Company believes that its relations with its employees are good.

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

Downturns in the U.S. and global economies negatively impact the floor covering industry and the Company’s business. During times of economic uncertainty or decline, end consumers tend to spend less on remodeling their homes, which is how the Company derives a majority of its sales. Likewise, new home construction - and the corresponding need for new flooring materials - tends to slow down during recessionary periods. In the foreseeable future, cyclical downturns could cause the industry to deteriorate globally or in the local markets in which the Company operates. A significant or prolonged decline in residential or commercial remodeling or new construction activity could have a material adverse effect on the Company’s business and results of operations.

The Company faces intense competition in the flooring industry that could decrease demand for the Company’s products or force it to lower prices, which could have a material adverse effect on the Company’s business.

The floor covering industry is highly competitive. The Company faces competition from a number of manufacturers and independent distributors. Some of the Company’s competition is from companies located outside of the major markets in which the Company participates, and these competitors may benefit from lower input costs or state subsidies. Also, trade tariffs may impact both the Company and its competitors in different and unpredictable ways. Maintaining the Company’s competitive position may require substantial investments in the Company’s product development efforts, manufacturing facilities, distribution network and sales and marketing activities. Competitive pressures may also result in decreased demand for the Company’s products, force the Company to lower prices or prevent the Company from raising prices to keep up with inflation. Moreover, fluctuations in currency exchange rates and input costs may contribute to more attractive pricing for imports that compete with the Company’s products, which may put pressure on the Company’s pricing. Any of these factors could have a material adverse effect on the Company’s business.

The COVID-19 pandemic has materially impacted the Company’s business, and may continue to impact the Company’s business in the future.

The COVID-19 pandemic has impacted areas where the Company operates and sells its products and services. Mohawk generates sales in approximately 170 countries and maintains manufacturing operations in 19 countries. Due to its large global footprint, Mohawk’s business is sensitive to macroeconomic events in the United States and abroad, including the COVID-19 pandemic. The Company may continue to see fluctuating demand across a number of its markets resulting from the COVID-19 pandemic.

During economic downturns, including downturns resulting from the COVID-19 pandemic, demand for the Company’s products may significantly decrease. This reduced demand may lead to lower sales and intensified competitive pressures.

In addition, the Company has experienced certain disruptions to its business related to the COVID-19 pandemic, and further disruptions may occur that could materially affect the Company’s ability to obtain supplies, manufacture its products or deliver inventory in a timely manner. Although the Company believes that it can manage its exposure to these risks, there is no guarantee that the Company will be able to do so in the future. The extent to which the COVID-19 pandemic may continue to impact the Company’s operations, results of operations, liquidity and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

To the extent the COVID-19 pandemic adversely affects the Company’s business, financial conditions and results of operations it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

International Risks

The ongoing military conflict between Russia and Ukraine has impacted and may continue to affect the Company’s business and results of operations.

As a result of Russian military actions in Ukraine during fiscal 2022, the Company experienced supply chain disruption of raw materials sourced from Ukraine (primarily clay), as well as other materials and spare parts needed in the Company’s operations. The Company was also impacted by global increases in the cost of natural gas, oil and oil-based raw materials and chemicals. In addition, the United States, the European Union and other governments have imposed and extended sanctions on certain individuals and financial institutions and have proposed to use broader economic sanctions. Russia also imposed reciprocal sanctions against the United States and European Union. Since first quarter 2022, the Company has suspended new investments in Russia.

The broader consequences of this conflict, which may include further economic sanctions, embargoes, regional instability, and geopolitical shifts; potential retaliatory actions, including nationalization of foreign-owned businesses; increased tensions between the United States and countries in which the Company operates; and the extent of the conflict’s effect on the Company’s business and results of operations, as well as the global economy, cannot be predicted. Any future consequences of the conflict, including additional economic sanctions, may result in an adverse effect on the Company’s Russian operations, which represented approximately 5% of net sales for the year ended December 31, 2022. The Company continues to monitor the potential impacts on its business and the ancillary impacts that the conflict may have on its other global operations.

The Company manufactures, sources and sells many products internationally and is exposed to risks associated with doing business globally.

The Company’s international activities are significant to its manufacturing capacity, revenues and profits; and the Company continues to expand internationally through the construction of new manufacturing operations and investments in existing ones. Currently, Flooring ROW has significant operations in Europe, Russia, Brazil, Malaysia, Australia and New Zealand, and Global Ceramic has significant operations in Brazil, Europe, Russia and Mexico. In addition, the Company sources raw materials and finished goods from multiple international locations.

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
•potential difficulties repatriating cash from non-U.S. subsidiaries; and
•compliance with laws governing international relations and trade, including those U.S. and European Union laws that relate to sanctions and corruption.

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
•compliance with laws governing international relations and trade, including U.S. and European Union laws that relate to sanctions and corruption;
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

The supply and prices of raw materials, labor, energy and fuel-related costs, including those related to oil and natural gas, are subject to market conditions and are impacted by many factors beyond the Company’s control, including geopolitical conflict, pandemics (such as the COVID-19 pandemic), international conflicts, labor shortages, weather conditions, natural disasters, governmental programs, regulations and trade and tariff policies, inflation and increased demand, among other factors. For example, in fiscal 2021 and 2022, the price of the natural gas consumed in the Company’s manufacturing operations continued to increase significantly in some markets compared to historical averages. Although the Company generally attempts to pass on increases in raw material, labor, energy and fuel-related costs to its customers, the Company’s ability to do so is dependent upon the rate and magnitude of any increase, competitive pressures and market conditions for the Company’s products. In addition to those experienced in fiscal 2021 and 2022, there have been in the past, and may be in the future, periods of time during which increases in these costs cannot be recovered. During such periods of time, the Company’s business has been and may be materially affected.

The Company may be unable to obtain raw materials or sourced product on a timely basis, which could have a material adverse effect on the Company’s business.

The principal raw materials used in the Company’s manufacturing operations include triexta, nylon, polypropylene, and polyester resins and fibers, which are used in the Company’s carpet and rug business; clay, talc, feldspar and glazes, including frit (ground glass), zircon and stains, which are used in the Company’s ceramic tile business; wood, paper and resins, which are used in the Company’s wood and laminate flooring businesses and panels business; and glass fiber, plasticizers, and pvc resins, which are used in the Company’s sheet vinyl and luxury vinyl tile businesses. In addition to raw materials, the Company sources finished goods. For certain raw materials and sourced products, the Company is dependent on one or a small number of suppliers. A material temporary or long-term adverse change in the Company’s relationship with such a supplier, the financial condition of such a supplier or such a supplier’s ability to manufacture or deliver such raw materials or sourced products to the Company could lead to an interruption of supply or require the Company to purchase more expensive alternatives. Also, the Company’s ability to obtain raw materials or source products at reasonable costs may be impacted by tariffs, global trade uncertainties and international crises, such as the COVID-19 pandemic. While the Company continues to monitor the COVID-19 pandemic and government restrictions enacted to address the pandemic, the long-term impact on its supply chain is unpredictable. In addition, the Russian invasion of Ukraine has resulted in supply chain disruption of raw materials sourced from Ukraine (primarily clay) in 2022. An extended interruption in the supply of sourced products or raw materials used in the Company’s business or in the supply of suitable substitute materials or products would disrupt the Company’s operations, which could have a material adverse effect on the Company’s business.

The Company makes significant capital investments in its business and such capital investments may not be successful or achieve their intended results.

The Company’s business requires significant capital investment to expand capacity to support its growth, introduce new products, enter new markets and improve operating efficiencies.  The Company has historically made significant capital investments each year and will continue to make capital investments in future periods, including approximately $560 million of capital investments in 2023. While the Company believes that many of its past capital investments have been successful, there is no guarantee that the return on investment from the Company’s recent or future capital projects will be sufficient to recover the expenses and opportunity costs associated with these projects.  Furthermore, a meaningful portion of the Company’s capital investment is based on forecasted growth in its business, which is subject to uncertainty such as general economic trends, increased competition and consumer preferences.  If the Company does not accurately forecast its future capital investment needs, the Company could have excess capacity or insufficient capacity, either of which would negatively affect its revenues and profitability.

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

As part of the Company’s business strategy, the Company intends to pursue a wide array of potential strategic transactions, including acquisitions of complementary businesses, as well as strategic investments and joint ventures. Although the Company regularly evaluates such opportunities, the Company may not be able to successfully identify suitable acquisition candidates, to secure certain required governmental approvals necessary to consummate such strategic transactions or to obtain sufficient financing on acceptable terms to fund such strategic transactions, which may slow the Company’s growth and have a material adverse effect on the Company’s business.

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

In the ordinary course of business, the Company is subject to a variety of product-related claims, lawsuits and legal proceedings, including those relating to product liability, product warranty, product recall, personal injury, and other matters. The Company is also subject to various claims related to its operations and its compliance with various corporate laws and regulations, including matters described in Note 16, Commitments and Contingencies. A very large claim or several similar claims asserted by a large class of plaintiffs could have a material adverse effect on the Company’s business, if the Company is unable to successfully defend against or resolve these matters or if its insurance coverage is insufficient to satisfy any judgments against the Company or settlements relating to these matters. Although the Company has product liability insurance and other types of insurance, the policies may not provide coverage for certain claims against the Company or may not be sufficient to cover all possible liabilities. Further, the Company may not be able to maintain insurance at commercially acceptable premium levels. Moreover, adverse publicity arising from claims made against the Company, even if the claims are not successful, could adversely affect the Company’s reputation or the reputation and sales of its products.

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

The profit margins of certain of the Company’s businesses, particularly Flooring ROW, depend in part upon the Company’s ability to obtain, maintain and license proprietary technology used in the Company’s principal product families. The Company has filed and is continuing to file patents relating to many different aspects of the Company’s products and associated methods and is generating patent license revenues on these diverse patents; however, certain revenue-producing patents have expired or will expire. The failure to develop alternative revenues to replace expired or invalidated patents in the future could have a material adverse effect on the Company’s business.

The Company’s inability to protect its intellectual property rights could have a material adverse effect on the Company’s business.

The Company relies, in part, on the patent, trade secret and trademark laws of the U.S., countries in the European Union and elsewhere, as well as confidentiality agreements with some of the Company’s employees, to protect its intellectual property. The Company cannot assure investors that any patents owned by or issued to it will provide the Company with competitive advantages, that third parties will not challenge these patents, or that the Company’s pending patent applications will be approved.

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

On August 12, 2022, the Company entered into a fourth amendment (the “Amendment”) to its existing senior revolving credit facility (the “Senior Credit Facility”) that provides for revolving credit, including limited amounts of credit in the form of letters of credit and swingline loans. The Amendment, among other things, increased the amount available under the Senior Credit Facility from $1,800 million to $1,950 million until October 18, 2024, after which the amount available under the Senior Credit Facility will decrease to $1,485 million. Any outstanding borrowings under the Company’s U.S. and European commercial paper programs also reduce availability under the Senior Credit Facility. Including commercial paper borrowings, the Company has utilized approximately $848.4 million under the Senior Credit Facility resulting in a total of $1,101.6 million available as of December 31, 2022.

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

Additionally, the Company’s credit facilities include certain affirmative and negative covenants that impose restrictions on the Company’s financial and business operations, including limitations on liens, indebtedness, fundamental changes, asset dispositions, dividends and other similar restricted payments, transactions with affiliates, payments and modifications of certain existing debt, future negative pledges, and changes in the nature of the Company’s business. In addition, the Senior Credit Facility, as amended, requires the Company to maintain a Consolidated Interest Coverage Ratio of at least 3.5 to 1.0. A failure to comply with the obligations contained in the Company’s current or future credit facilities or indentures relating to its outstanding public debt could result in an event of default or an acceleration of debt under other instruments that may contain cross-acceleration or cross-default provisions. The Company cannot be certain that it would have, or be able to obtain, sufficient funds to make these accelerated payments.

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

Forward-Looking Information

Certain of the statements in this Form 10-K, particularly those anticipating future performance, business prospects, growth and operating strategies, and similar matters, and those that include the words “could,” “should,” “believes,” “anticipates,” “expects” and “estimates” or similar expressions constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For those statements, Mohawk claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. There can be no assurance that the forward-looking statements will be accurate because they are based on many assumptions, which involve risks and uncertainties. The following important factors could cause future results to differ: changes in economic or industry conditions; competition; inflation and deflation in freight, raw material prices and other input costs; inflation and deflation in consumer markets; currency fluctuations; energy costs and supply; timing and level of capital expenditures; timing and implementation of price increases for the Company’s products; impairment charges; integration of acquisitions; international operations; introduction of new products; rationalization of operations; taxes and tax reform; product and other claims; litigation; the risks and uncertainty related to the COVID-19 pandemic; regulatory and political changes in the jurisdictions in which the Company does business; and other risks identified in Mohawk’s SEC reports and public announcements.

Item 1B.Unresolved Staff Comments

None.

Item 2.Properties

The Company owns and leases manufacturing and distribution facilities worldwide. The table below lists the primary owned and leased facilities as of December 31, 2022. The Company owns its corporate headquarters in Calhoun, Georgia. The Company also owns and operates service centers and stores in the United States and Russia, none of which are individually material. The Company believes its existing facilities are suitable for its present needs.

Segment and Property Use	North America	Europe and Russia	Other	Total

Global Ceramic
Manufacturing	8	11	3	22
Distribution / Warehouse	9	7	3	19

Flooring North America
Manufacturing	22	—	—	22
Distribution / Warehouse	12	—	—	12

Flooring Rest of the World
Manufacturing	—	21	5	26
Distribution / Warehouse	—	4	—	4

Total
Manufacturing	30	32	8	70
Distribution / Warehouse	21	11	3	35

Item 3.Legal Proceedings

From time to time in the regular course of its business, the Company is involved in various lawsuits, claims, investigations and other legal matters. Except as noted elsewhere in this report, there are no material legal proceedings pending or known by the Company to be contemplated to which the Company is a party or to which any of its property is subject.

See Note 16, Commitments and Contingencies, and Note 15, Income Taxes, of the notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for a discussion of the Company’s legal proceedings.

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
The Company’s common stock, $0.01 par value per share (the “Common Stock”), is quoted on the New York Stock Exchange (“NYSE”) under the symbol “MHK”.
As of February 17, 2023, there were 211 holders of record of Common Stock. The Company has not paid or declared any cash dividends on shares of its Common Stock since completing its initial public offering. The payment of future cash dividends will be at the discretion of the Board of Directors and will depend upon the Company’s profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors.

Issuer Purchases of Equity Securities

On February 10, 2022, the Company’s Board of Directors approved a new share repurchase program, authorizing the Company to repurchase up to $500 million of its common stock (the “2022 Share Repurchase Program”). As of December 31, 2022, there remains $229.2 million authorized under the 2022 Share Repurchase Program.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan

	(In millions, except per share data)
October 2 through November 5, 2022	—	$—	—	$229.2
November 6 through December 3, 2022	—	$—	—	$229.2
December 4 through December 31, 2022	—	$—	—	$229.2
Total	—	$—	—

Item 6.Reserved

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview

The following discussion and analysis of the Company’s Results of Operations includes a comparison of fiscal 2022 to fiscal 2021. A similar discussion and analysis that compares fiscal 2021 to fiscal 2020 may be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Form 10-K for the fiscal year ended December 31, 2021.

During the past two decades, the Company has grown significantly. Its current geographic breadth and diverse product offering are reflected in three reporting segments: Global Ceramic, Flooring NA and Flooring ROW. Global Ceramic designs, manufactures, sources and markets a broad line of ceramic tile, porcelain tile, natural stone tile and other products including natural stone, porcelain slabs and quartz countertops, which it distributes primarily in North America, Europe, Brazil and Russia through various selling channels, which include company-owned stores, independent distributors and home centers. Flooring NA designs, manufactures, sources and markets its floor covering products, including broadloom carpet, carpet tile, carpet cushion, rugs, laminate, vinyl products, including luxury vinyl tile (“LVT”) and sheet vinyl, and wood flooring, all of which it distributes through its network of regional distribution centers and satellite warehouses using Company-operated trucks, common carriers or rail transportation. The Segment’s product lines are sold through various channels, including independent floor covering retailers, independent distributors, home centers, mass merchandisers, department stores, shop at home, online retailers, buying groups, commercial contractors and commercial end users. Flooring ROW designs, manufactures, sources, licenses and markets laminate, vinyl products, including LVT and sheet vinyl, wood flooring, roofing panels, insulation boards, medium-density fiberboard (“MDF”) and chipboards, which it distributes primarily in Europe, Russia, Australia and New Zealand through various channels, including independent floor covering retailers, independent distributors, company-owned distributors, home centers, commercial contractors and commercial end users.

Mohawk is a significant supplier of every major flooring category with manufacturing operations in 19 nations and sales in approximately 170 countries. Based on its annual sales, the Company believes it is the world’s largest flooring manufacturer. A majority of the Company’s long-lived assets are located in the United States and Europe, which are also the Company’s primary markets. Additionally, the Company maintains operations in Australia, Brazil, Malaysia, Mexico, New Zealand, Russia and other parts of the world. The Company is a leading provider of flooring for residential and commercial markets and has earned significant recognition for its innovation in design and performance as well as sustainability.

Due to its global footprint, Mohawk’s business is sensitive to macroeconomic events in the United States and abroad, including the impact of the COVID-19 pandemic. While the near-term economic and financial impact of the COVID-19 pandemic is unpredictable, the Company may continue to see fluctuating demand across a number of its markets. In addition, as a result of Russian military actions in Ukraine, the Company experienced supply chain disruption of raw materials sourced from Ukraine (primarily clay), as well as other materials and spare parts needed in the Company’s operations. The Company was also impacted by global increases in the cost of natural gas, oil and oil-based raw materials and chemicals that were among the broader consequences of Russia’s actions. In addition, the United States, the European Union and other governments have imposed and extended sanctions on Russia as well as on certain individuals and financial institutions and have proposed the use of broader economic sanctions. Russia also imposed reciprocal sanctions against the United States and European Union. Since first quarter 2022, the Company has suspended new investments in Russia. The broader consequences of this conflict, which may include further economic sanctions, embargoes, regional instability, and geopolitical shifts; potential retaliatory actions, including nationalization of foreign-owned businesses; increased tensions between the United States and countries in which the Company operates; and the extent of the conflict’s effect on the Company’s business and results of operations, as well as the global economy, cannot be predicted.

During the past year, rapid cost escalations in materials, energy, transportation and labor have impacted the Company’s profitability across all segments. During 2022, inflation, rising interest rates and other macroeconomic factors impacted new single-family home construction and residential remodeling in most of the Company’s major markets. As consumers faced a higher cost of living, discretionary spending – including flooring purchases – declined; and, as a result, the Company’s flooring customers reduced inventories, with the greatest impact falling in the fourth quarter. Mohawk has, to some extent, offset the impact of inflationary pressures through multiple pricing actions across product categories and geographies; improved mix from sales of higher-value, differentiated products; productivity gains in manufacturing and logistics and cost containment measures. Given the volatility of energy prices in some geographies and material prices in some product categories, these external pressures may change significantly and unpredictably, which could have an adverse impact on the Company’s results. Similarly, inflationary pressures around the globe may impact consumer and commercial investments in flooring and other large, deferrable purchases. During 2022, the Company took actions to enhance future performance including facility and product rationalizations and workforce reductions. The Company anticipates these global actions will deliver annual savings of approximately $55 to $60 million, with an estimated cost of approximately $125 to $130 million.

The Company believes it is well positioned with a strong balance sheet and limited debt. Based on its current liquidity and available credit, the Company is in a position to finance internal investments, acquisitions and/or additional stock purchases. For information on risk that could impact the Company’s results, please refer to Risk Factors in Part I, Item 1A of this Form 10-K.

Since becoming a publicly traded company in April 1992, Mohawk has grown both organically and through strategic and bolt-on acquisitions. Mohawk has completed a number of smaller acquisitions in recent years, many of which expanded the Company’s hard surface flooring distribution in Europe. In 2021, the Company purchased an Irish insulation manufacturer that complemented its existing insulation production and distribution in Ireland and the U.K. and a French MDF production plant that added additional capacity and product offerings. During 2022, the Company completed five small, bolt-on acquisitions: a wood veneer plant in Romania; a sheet vinyl producer in Poland; a mezzanine flooring manufacturer in Germany; a nonwoven carpet and rug producer in the U.S.; and a commercial flooring trim and accessories business in the U.S.

On June 3, 2022, the Company entered into an agreement to purchase the Vitromex ceramic tile business from Grupo Industrial Saltillo for approximately $293 million in cash. The Vitromex business includes four manufacturing facilities strategically located throughout Mexico. The transaction has received regulatory approval and is expected to close in the first quarter of 2023 subject to customary closing conditions.

On November 4, 2022, the Company entered into an agreement to purchase Elizabeth Revestimentos, a Brazilian ceramic tile business, for approximately $217 million in cash. The Elizabeth business includes four manufacturing facilities strategically located throughout Brazil. The transaction closed on February 2, 2023. The Company believes that the combination of the Eliane and Elizabeth businesses should create the leading market position in Brazil and yield significant sales and operational synergies.

In 2022, the Company invested $580.7 million in capital projects for capacity expansions, cost reduction initiatives and upgrades for recent acquisitions as well as maintenance across the segments. The largest investments during this period were in the Company’s LVT portfolio to upgrade its product offering and improve profitability; premium water-proof laminate expansion in North America and Europe; quartz countertop expansion in North America; and porcelain slab expansion in Europe. In 2023, the Company plans to invest an additional amount of approximately $560 million to complete existing projects and commence new initiatives. The primary areas of investment are expected to be similar to those in 2022.

Net earnings attributable to the Company were $25.2 million for 2022 compared to $1,033.2 million for 2021. The change in net earnings was primarily attributable to higher inflation costs; the goodwill and indefinite-lived intangibles impairment charge; lower sales volume; the unfavorable impact of temporary plant shutdowns; higher restructuring, acquisition and integration-related costs; charges related to legal settlements, reserves and fees, net of insurance proceeds; the unfavorable net impact from of foreign exchange rates and higher costs associated with investments in new product development and marketing costs. The unfavorable impact of the aforementioned items was partially offset by the favorable net impact of price and product mix; productivity gains and lower taxes due to decreased earnings in 2022 compared to the prior year. The Company believes that a number of circumstances may impact trends in 2023, including impacts to material availability due to disruptions in the global supply chain and inflation, but the extent and duration of such impact cannot be predicted.

For the year ended December 31, 2022, the Company generated $669.2 million of cash from operating activities. As of December 31, 2022, the Company had cash and cash equivalents of $509.6 million, of which $299.3 million was in the United States and $210.4 million was in foreign countries, in addition to $158.0 million in short-term investments.

Results of Operations

	For the Years Ended December 31,
	2022		2021

	(In millions)
Statement of operations data:
Net sales	$11,737.1	100.0%	11,200.6	100.0%
Cost of sales (1)	8,793.6	74.9%	7,931.9	70.8%
Gross profit	2,943.4	25.1%	3,268.7	29.2%
Selling, general and administrative expenses (2)	2,003.4	17.1%	1,933.7	17.3%
Impairment of goodwill and indefinite-lived intangibles	695.8	5.9%	—	—%
Operating income	244.2	2.1%	1,335.0	11.9%
Interest expense	51.9	0.4%	57.3	0.5%
Other expense (income) (3)	8.4	0.1%	(12.2)	(0.1)%
Earnings before income taxes	183.9	1.6%	1,290.0	11.5%
Income tax expense (4)	158.1	1.3%	256.4	2.3%
Net earnings including noncontrolling interests	25.8	0.2%	1,033.5	9.2%
Less: Net earnings attributable to noncontrolling interests	0.5	0.0%	0.4	0.0%
Net earnings attributable to Mohawk Industries, Inc.	$25.2	0.2%	1,033.2	9.2%

(1) Cost of sales includes:
Restructuring, acquisition and integration-related charges	$68.0	0.6%	18.4	0.2%
Acquisition inventory step-up	2.8	0.0%	1.7	0.0%
Other charges	3.2	0.0%	—	—%
(2) Selling, general and administrative expenses include:
Restructuring, acquisition and integration-related charges	13.7	0.1%	5.2	0.0%
Legal settlements, reserves and fees, net of insurance proceeds	54.2	0.5%	—	—%
Other charges	1.0	0.0%	—	—%
(3) Other expense (income) includes:
Resolution of foreign non-income tax contingencies	—	—%	(6.2)	(0.1)%
Release of indemnification asset	7.3	0.1%	—	—%
Other charges	1.8	0.0%	(0.5)	0.0%
(4) Income tax expense includes:
One-time tax planning election	—	—%	(22.2)	(0.2)%
Income taxes - reversal of uncertain position	(7.3)	(0.1)%	—	—%
Income tax effect on resolution of foreign non-income tax contingencies	—	—%	2.3	0.0%
Other charges	0.5	0.0%	0.9	0.0%

Year Ended December 31, 2022, as Compared with Year Ended December 31, 2021

Net Sales

Net sales for 2022 were $11,737.1 million, reflecting an increase of $536.5 million, or 4.8%, from the $11,200.6 million reported for 2021. The increase was primarily attributable to the favorable net impact of price and product mix of approximately $1,564 million, partially offset by lower sales volume of approximately $580 million, the unfavorable net impact of foreign exchange rates of approximately $412 million and the unfavorable impact of one less shipping day for 2022 of approximately $40 million.

Global Ceramic—Net sales for 2022 were $4,307.7 million, reflecting an increase of $390.4 million, or 10.0%, from the $3,917.3 million reported for 2021. The increase was primarily attributable to the favorable net impact of price and product mix of approximately $610 million, partially offset by lower sales volume of approximately $114 million, the unfavorable net impact of foreign exchange rates of approximately $83 million and the unfavorable impact of one less shipping day for 2022 of approximately $23 million.

Flooring NA—Net sales for 2022 were $4,207.0 million, reflecting an increase of $90.6 million, or 2.2%, from the $4,116.4 million reported for 2021. The increase was attributable to the favorable net impact of price and product mix of approximately $428 million, partially offset by lower sales volume of approximately $321 million and the unfavorable impact of one less shipping day for 2022 of approximately $17 million.

Flooring ROW—Net sales for 2022 were $3,222.3 million, reflecting an increase of $55.4 million, or 1.7%, from the $3,166.9 million reported for 2021. The increase was primarily attributable to the favorable net impact of price and product mix of approximately $525 million, partially offset by the unfavorable net impact of foreign exchange rates of approximately $329 million and lower sales volume of approximately $145 million.

Quarterly net sales and the percentage changes in net sales by quarter for 2022 versus 2021 were as follows (dollars in millions):

	2022	2021	Change
First quarter	$3,015.7	2,669.0	13.0%
Second quarter	3,153.2	2,953.8	6.8%
Third quarter	2,917.5	2,817.0	3.6%
Fourth quarter	2,650.7	2,760.7	(4.0)%
Full year	$11,737.1	11,200.6	4.8%

Gross Profit

Gross profit for 2022 was $2,943.4 million (25.1% of net sales), a decrease of $325.3 million or 10.0%, compared to gross profit of $3,268.7 million (29.2% of net sales) for 2021. As a percentage of net sales, gross profit decreased 410 basis points. The decrease in gross profit dollars was primarily attributable to higher inflation of approximately $1,365 million, lower sales volume of approximately $204 million, the unfavorable impact of temporary plant shutdowns of approximately $138 million, the unfavorable net impact of foreign exchange rates of approximately $67 million and higher restructuring, acquisition and integration-related costs of approximately $54 million, partially offset by the favorable net impact of price and product mix of approximately $1,420 million and productivity gains of approximately $78 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for 2022 were $2,003.4 million (17.1% of net sales), an increase of $69.7 million or 3.6% compared to $1,933.7 million (17.3% of net sales) for 2021. As a percentage of net sales, selling, general and administrative expenses decreased 20 basis points. The increase in selling, general and administrative expenses (in dollars) was primarily due to legal settlements, reserves and fees, net of insurance proceeds, of approximately $54 million; the unfavorable net impact of price and product mix of approximately $52 million; higher inflation costs of approximately $32 million; higher restructuring, acquisition and integration-related costs of approximately $10 million; higher costs associated with investments in new product development and marketing costs of approximately $8 million; and lower sales volume of approximately $4 million. The unfavorable impact of the aforementioned items was partially offset by the favorable net impact of foreign exchange rates of approximately $56 million and productivity gains of approximately $33 million.

Impairment of Goodwill and Indefinite-lived Intangibles

During the third quarter of 2022, the Company performed interim impairment tests of its goodwill and indefinite-lived intangible assets, which resulted in impairment charges of $695.8 million ($685.6 million net of tax). The Company performed these interim tests after determining a triggering event had occurred, taking into consideration the impact of a higher weighted average cost of capital (“WACC”), deteriorating macroeconomic conditions, and the reduction in the Company’s market capitalization. If, in the future, the Company’s market capitalization and/or the estimated fair value of the Company’s reporting units declines further, it may be necessary to record additional impairment charges.

Operating Income (Loss)

Operating income for 2022 was $244.2 million (2.1% of net sales) reflecting a decrease of $1,090.8 million, or 81.7%, compared to operating income of $1,335.0 million (11.9% of net sales) for 2021. The decrease in operating income was primarily attributable to higher inflation costs of approximately $1,397 million; the goodwill and indefinite-lived intangibles impairment charge of approximately $696 million; lower sales volume of approximately $208 million; the unfavorable impact of temporary plant shutdowns of approximately $138 million; higher restructuring, acquisition and integration-related costs of approximately $63 million; approximately $54 million related to legal settlements, reserves and fees, net of insurance proceeds; the unfavorable net impact of foreign exchange rates of approximately $10 million and higher costs associated with investments in new product development and marketing costs of approximately $8 million, partially offset by the favorable net impact of price and product mix of approximately $1,368 million and productivity gains of approximately $111 million.

Global Ceramic—Operating loss was $236.1 million ((5.5)% of segment net sales) for 2022 reflecting a decrease of $639.2 million, or 158.6%, compared to operating income of $403.1 million (10.3% of segment net sales) for 2021. The decrease in operating income was primarily attributable to the goodwill and indefinite-lived intangibles impairment charge of approximately $689 million; higher inflation costs of approximately $454 million; lower sales volume of approximately $39 million; the unfavorable impact of temporary plant shutdowns of approximately $19 million and higher costs associated with investments in new product development and marketing costs of approximately $8 million, partially offset by the favorable net impact of price and product mix of approximately $497 million; productivity gains of approximately $63 million and the favorable net impact of foreign exchange rates of approximately $4 million.

Flooring NA—Operating income was $231.1 million (5.5% of segment net sales) for 2022 reflecting a decrease of $176.5 million, or 43.3%, compared to operating income of $407.6 million (9.9% of segment net sales) for 2021. The decrease in operating income was primarily attributable to higher inflation costs of approximately $449 million; lower sales volume of approximately $110 million; the unfavorable impact of temporary plant shutdowns of approximately $57 million; higher restructuring, acquisition and integration-related costs of approximately $33 million and the indefinite-lived intangibles impairment charge of approximately $1 million, partially offset by the favorable net impact of price and product mix of approximately $398 million and productivity gains of approximately $81 million.

Flooring ROW—Operating income was $340.2 million (10.6% of segment net sales) for 2022 reflecting a decrease of $230.9 million, or 40.4%, compared to operating income of $571.1 million (18.0% of segment net sales) for 2021. The decrease in operating income was primarily attributable to higher inflation costs of approximately $504 million; the unfavorable impact of temporary plant shutdowns of approximately $61 million; lower sales volume of approximately $60 million; decreased productivity of approximately $33 million; higher restructuring, acquisition and integration-related costs of approximately $30 million; the unfavorable net impact of foreign exchange rates of approximately $14 million and the indefinite-lived intangibles impairment charge of approximately $6 million, partially offset by the favorable net impact of price and product mix of approximately $473 million.

Interest Expense

Interest expense was $51.9 million for 2022, reflecting a decrease of $5.4 million compared to interest expense of $57.3 million for 2021. The decrease in interest expense was primarily due to the redemption of the $600 million 3.85% Senior Notes on November 1, 2022, the redemption of the €500.0 million 2.00% Senior Notes in October 2021 and miscellaneous interest income, partially offset by the increase in commercial paper borrowings and the utilization of the Term Loan Facility in the fourth quarter of 2022.

Other Expense (Income)

Other expense was $8.4 million for 2022, reflecting an unfavorable change of $20.6 million compared to other income of $12.2 million for 2021. The change was primarily driven by the resolution of foreign non-income tax contingencies of approximately $6 million during the twelve months ended December 31, 2021, the unfavorable net impact of foreign exchange rates of approximately $9 million and the release of an indemnification receivable related to the reversal of uncertain tax positions recorded with the Emil acquisition of approximately $7 million, partially offset by other miscellaneous items of approximately $2 million.

Income Tax Expense

For 2022, the Company recorded income tax expense of $158.1 million on earnings before income taxes of $183.9 million for an effective tax rate of 86.0%, as compared to an income tax expense of $256.4 million on earnings before income taxes of $1,290.0 million, resulting in an effective tax rate of 19.9% for 2021. In 2022, the lower income before taxes and the non-deductible goodwill impairment charge contributed to the higher tax rate. In 2021, the Company also recognized a one-time Italian step-up benefit allowing for the realignment of tax asset values and a benefit from a tax rate differential on a U.S. loss carryback.

Liquidity and Capital Resources

The Company’s primary capital requirements are for working capital, capital expenditures and acquisitions. The Company’s capital needs are met primarily through a combination of internally generated funds, commercial paper, bank credit lines, term and senior notes and credit terms from suppliers. As of December 31, 2022, the Company had a total of $1,101.6 million available under its Senior Credit Facility. The Company also maintains local currency revolving lines of credit and other credit facilities to provide liquidity to its businesses around the world.  None of such local facilities are material in amount.

Net cash provided by operating activities for the year ended 2022 was $669.2 million, compared to net cash provided by operating activities of $1,309.1 million for the year ended 2021. This decrease of $640.0 million was primarily attributable to decreases in accounts payable and net earnings, partially offset by higher accounts receivable.

Net cash used in investing activities for the year ended 2022 was $625.3 million compared to net cash used in investing activities of $556.8 million for the year ended 2021. The increase was primarily due to the increase in acquisitions of $85.6 million and a decrease in the redemptions of short-term investments of $78.3 million (net of purchases of short-term investments), partially offset by the decrease of capital expenditures of $95.4 million.

Net cash provided by financing activities for the year ended 2022 was $194.3 million compared to net cash used in financing activities of $1,232.2 million for the year ended 2021. The change in cash is primarily attributable to proceeds from the Term Loan Facility of $908.0 million, lower share repurchases of $592.8 million and lower payments on the Senior Notes of $332.3 million, partially offset by the decrease in net borrowings on commercial paper of $394.4 million.

On February 10, 2022, the Company’s Board of Directors approved a new share repurchase program, authorizing the Company to repurchase up to $500 million of its common stock. For the twelve months ended December 31, 2022, the Company purchased $307.6 million of its common stock, exhausting the $36.8 million remaining under the prior share repurchase program authorized on September 16, 2021 (the “2021 Share Repurchase Program”), and utilizing $270.8 million under the 2022 Share Repurchase Program. As of December 31, 2022, there remained $229.2 million authorized under the 2022 Share Repurchase Program.

As of December 31, 2022, the Company had cash of $509.6 million, of which $210.4 million was held outside the United States. In addition to its cash on hand, the Company also had short-term investments of $158.0 million as of December 31, 2022. The Company plans to permanently reinvest the cash held outside the United States. The Company believes that its cash and cash equivalents, short-term investments on hand, cash generated from operations and availability under its Senior Credit Facility will be sufficient to meet its planned capital expenditures, working capital investments and debt servicing requirements over the next twelve months.

See Note 10, Long-Term Debt, of the notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further discussion of the Company’s long-term debt. The Company may continue, from time to time, to retire its outstanding debt through cash purchases in the open market, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amount involved may be material.

Contractual Obligations and Commitments
The following is a summary of the Company’s future minimum payments under contractual obligations and commitments as of December 31, 2022 (in millions):

	Total	2023	2024	2025	2026	2027	Thereafter
Contractual obligations and commitments:
Long-term debt, including current maturities	$2,826.4	840.6	920.7	9.0	7.0	539.3	509.8
Interest payments on long-term debt and finance leases (1)	317.9	108.9	52.4	28.0	27.8	22.3	78.5
Operating leases	435.2	125.1	103.2	82.8	61.8	34.8	27.4
Purchase commitments (2)	428.3	192.3	66.4	28.2	27.9	26.3	87.2
Expected pension contributions (3)	4.5	4.5	—	—	—	—	—
Uncertain tax positions (4)	8.1	8.1	—	—	—	—	—
Guarantees (5)	15.9	15.9	—	—	—	—	—
Total	$4,036.3	1,295.4	1,142.7	148.0	124.5	622.7	702.9

(1) For fixed-rate debt, the Company calculated interest based on the applicable rates and payment dates. For variable-rate debt, the Company estimated average outstanding balances for the respective periods and applied interest rates in effect as of December 31, 2022 to these balances.

(2) Includes volume commitments, primarily for raw material purchases.

(3) Includes the estimated pension contributions for 2023 only, as the Company is unable to estimate the pension contributions beyond 2023. The Company’s projected benefit obligation and plan assets as of December 31, 2022 were $55.2 million and $50.7 million, respectively. The projected benefit obligation liability has not been presented in the table above due to uncertainty as to amounts and timing regarding future payments.

(4) Excludes $54.6 million of non-current accrued income tax liabilities and related interest and penalties for uncertain tax positions. These liabilities have not been presented in the table above due to uncertainty as to amounts and timing regarding future payments.

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
•Goodwill and indefinite-lived intangibles. Goodwill and indefinite-lived intangibles, which for the Company are its tradenames, are tested annually for impairment in the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. The Company’s annual impairment tests of goodwill and tradenames may be completed through qualitative assessments. The Company may elect to bypass the qualitative assessment and proceed directly to a quantitative impairment test, for any reporting unit or tradename, in any period. The Company can resume the qualitative assessment for any reporting unit or tradename in any subsequent period.
The Company has identified Global Ceramic, Flooring NA and Flooring ROW as its reporting units for the purposes of allocating goodwill as well as assessing impairments. The Company considers the relationship between its market capitalization and its book value, among other factors, when reviewing for indicators of impairment.
Under a qualitative approach, the Company’s impairment review for goodwill consists of an assessment of whether it is more-likely-than-not that a reporting unit’s fair value is less than its carrying amount. If the Company elects to bypass the qualitative assessment for any reporting units, or if a qualitative assessment indicates it is more-likely-than-not that the estimated carrying value of a reporting unit exceeds its fair value, the Company performs a quantitative goodwill impairment test that requires it to estimate the fair value of the reporting unit.
The quantitative goodwill impairment tests are based on determining the fair value of the specified reporting units based on management judgments and assumptions using the discounted cash flows under the income approach classified in Level 3 of the fair value hierarchy and comparable company market valuation classified in Level 2 of the fair value hierarchy approaches. If the carrying value of a reporting unit exceeds its fair value, the Company will measure any goodwill impairment loss as the amount by which the carrying amount of a reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit. The valuation approaches are subject to key judgments and assumptions that are sensitive to change such as judgments and assumptions about appropriate sales growth rates, operating margins, WACC, and comparable company market multiples. When developing these key judgments and assumptions, the Company considers economic, operational and market conditions that could impact the fair value of the reporting unit. However, estimates are inherently uncertain and represent only management’s reasonable expectations regarding future developments. These estimates and the judgments and assumptions upon which the estimates are based will, in all likelihood, differ in some respects from actual future results. Should a significant or prolonged deterioration in economic conditions occur, such as declines in spending for new construction, remodeling and replacement activities; the inability to pass increases in the costs of raw materials and fuel on to customers; or a decline in comparable company market multiples, then key judgments and assumptions could be impacted.
Under a qualitative approach, the Company’s impairment review for tradenames consists of an assessment of whether it is more-likely-than-not that a tradename’s fair value is less than its carrying value. If the Company elects to bypass the qualitative assessment for any tradename, or if a qualitative assessment indicates it is more-likely-than-not that the estimated carrying value of a tradename exceeds its fair value, the Company performs a quantitative tradename impairment test of the tradename.

The quantitative impairment test for tradenames involves a comparison of the estimated fair value of the tradename to its carrying value. If the carrying value of the tradename exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The determination of fair value used in the impairment evaluation is based on discounted estimates of future sales projections attributable to ownership of the tradenames. Significant judgments inherent in this analysis include assumptions about appropriate sales growth rates, royalty rates, discount rates and the amount of expected future cash flows. The judgments and assumptions used in the estimate of fair value are generally consistent with past performance and are also consistent with the projections and assumptions that are used in operating plans. Such assumptions are subject to change as a result of changing economic and competitive conditions. The determination of fair value is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of the tradenames. Estimated cash flows are sensitive to changes in the economy among other things.
As a result of a decrease in the Company’s market capitalization, comparable company market multiples, projected future cash flows and an increase in the WACC due to increases in the risk free rate and applicable risk premiums, the Company determined that a triggering event occurred requiring goodwill impairment testing for each of its reporting units as of October 1, 2022. The impairment test indicated a pre-tax, non-cash goodwill impairment charge related to the Global Ceramic reporting unit of $688,514 ($679,664 net of tax) which the Company recorded during the third quarter of 2022. The Company concluded goodwill of its other reporting units was not impaired on October 1, 2022. In addition, the Company compared the estimated fair values of its indefinite-lived intangibles to their carrying values and determined that there were impairments of $7,257 ($5,939 net of tax) in the Flooring ROW and Flooring NA reporting units during the third quarter of 2022.
The excess of fair value over carrying value for the Flooring ROW reporting unit was approximately 20% and the excess of fair value over carrying value for the Flooring NA reporting unit was less than 5% as of October 1, 2022. The Company’s annual testing date for goodwill and tradenames is the first day of its fourth quarter and due to the fact that there were no significant changes in facts or circumstances in the one calendar day, the Company determined there was no additional impairment of goodwill or tradenames. The Company conducted a qualitative analysis as of December 31, 2022 and determined there was no indication of an impairment.
A significant or prolonged deterioration in economic conditions, continued increases in the costs of raw materials and energy combined with an inability to pass these costs on to customers, a further decline in the Company’s market capitalization or comparable company market multiples, a reduction in projected future cash flows, or increases in the WACC, could impact the Company’s assumptions and require a reassessment of goodwill or indefinite-lived intangible assets for impairment in future periods.
•Long-lived assets. The Company reviews its long-lived asset groups, which include intangible assets subject to amortization, which for the Company are its patents and customer relationships, for impairment whenever events or changes in circumstances indicate that the carrying amount of such asset groups may not be recoverable. Recoverability of asset groups to be held and used is measured by a comparison of the carrying amount of long-lived assets to future undiscounted net cash flows expected to be generated by these asset groups. If such asset groups are considered to be impaired, the impairment recognized is the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. Assets held for sale are reported at the lower of the carrying amount or fair value less estimated costs of disposal and are no longer depreciated.
•Income taxes. The Company’s effective tax rate is based on its income, statutory tax rates and tax planning opportunities available in the jurisdictions in which it operates. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining the Company’s tax expense and in evaluating the Company’s tax positions. Deferred tax assets represent amounts available to reduce income taxes payable on taxable income in a future period. The Company evaluates the recoverability of these future tax benefits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income inherently rely on estimates, including business forecasts and other projections of financial results over an extended period of time. In the event that the Company is not able to realize all or a portion of its deferred tax assets in the future, a valuation allowance is provided. The Company would recognize such amounts through a charge to income in the period in which that determination is made or when tax law changes are enacted. For further information regarding the Company’s valuation allowances, see Note 15, Income Taxes, included in Part II, Item 8 of this Form 10-K.

In the ordinary course of business there is inherent uncertainty in quantifying the Company’s income tax positions. The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon the Company’s evaluation of the facts, circumstances and information available as of the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information, as required by the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740-10. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the Consolidated Financial Statements. For further information regarding the Company’s uncertain tax positions, see Note 15, Income Taxes, included in Part II, Item 8 of this Form 10-K.

Recent Accounting Pronouncements

See Note 1, Summary of Significant Accounting Policies, of the Company’s accompanying Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for a description of recent accounting pronouncements and the potential impact on our financial statements and disclosures.

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
Seasonality

The Company is a calendar year-end company. Global Ceramic and the Flooring NA typically have higher net sales in the second and third quarters. Flooring ROW typically has higher net sales in the second and fourth quarters. Because periods of economic downturn can affect the seasonality of each segment, sales for any one quarter are not necessarily indicative of the sales that may be achieved for any other quarter or for the full year.

Item 7A.Quantitative and Qualitative Disclosures about Market Risk
The Company’s market risk is impacted by changes in foreign currency exchange rates, interest rates and certain commodity prices. Financial exposures to these risks are monitored as an integral part of the Company’s risk management program, which seeks to reduce the potentially adverse effect that the volatility of these markets may have on its operating results. The Company does not regularly engage in speculative transactions, nor does it regularly hold or issue financial instruments for trading purposes. The Company did not have any derivative contracts outstanding as of December 31, 2022 and 2021.
Interest Rate Risk
As of December 31, 2022, approximately 38% of the Company’s debt portfolio was comprised of fixed-rate debt and 62% was variable-rate debt. The Company believes that probable near-term changes in interest rates would not materially affect its financial condition, results of operations or cash flows. The annual impact on interest expense of a one-percentage point interest rate change on the outstanding balance of the Company’s variable-rate debt as of December 31, 2022 would be approximately $3 million, or $0.04 to diluted EPS.

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

Based on financial results for the year ended December 31, 2022, a hypothetical overall 10 percent change in the U.S. dollar against the euro would have resulted in a translational adjustment of approximately $28 million.

Item 8.Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Mohawk Industries, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Mohawk Industries, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Assessment of the carrying value of goodwill in the Global Ceramic and Flooring North America Reporting Units
As discussed in Note 8 to the consolidated financial statements, during 2022 the Company recognized $688.5 million of goodwill impairment for the Global Ceramic reporting unit. The goodwill impairment resulted from a sustained decline in the Company’s market capitalization, comparable company market multiples, projected future cash flows and an increase in the discount rate. The goodwill balance as of December 31, 2022 was $1,927.8 million, of which $339.8 million and $592.0 million related to the Global Ceramic and Flooring North America reporting units, respectively. The Company performs goodwill impairment testing on an annual basis and whenever events or changes in circumstances indicate that the carrying value of goodwill might exceed the fair value of a reporting unit.
We identified the assessment of the carrying value of goodwill in the Global Ceramic and Flooring North America reporting units as a critical audit matter. Specifically, the assessment of the Company’s forecasted sales growth rates, forecasted operating margins, discount rates, and selection of comparable company market multiples used in the Company’s fair value estimation of the reporting units required a higher degree of subjective auditor judgment and required the involvement of valuation professionals. Changes in these assumptions could have a significant impact on the fair value of the reporting units.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s goodwill impairment assessment process including controls over the reasonableness of the assumptions listed above. We evaluated the Company’s forecasted sales growth rates and operating margins and compared the growth assumptions to the Company’s historical performance and to relevant market data. To assess the Company’s ability to estimate cash flows, including forecasted sales growth rates and operating margins, we compared the Company’s historical cash flow forecasts to actual results. We also performed sensitivity analyses over certain assumptions listed above to assess their impact on the Company’s determination that the fair value of the Flooring North America reporting unit exceeded its carrying value and the determination of the goodwill impairment for the Global Ceramic reporting unit. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the reporting units’ discount rates by comparing it to a range of discount rates for comparable companies that were independently developed using publicly available data and the Company’s selection of comparable company market multiples.

/s/ KPMG LLP
We have served as the Company’s auditor since 1990.
Atlanta, Georgia
February 22, 2023

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Mohawk Industries, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Mohawk Industries, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 22, 2023 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
Atlanta, Georgia
February 22, 2023

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2022 and 2021

	2022	2021

	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$509,623	268,895
Short-term investments	158,000	323,000
Receivables, net	1,904,786	1,839,985
Inventories	2,793,765	2,391,672
Prepaid expenses	498,222	394,649
Other current assets	30,703	20,156
Total current assets	5,895,099	5,238,357
Property, plant and equipment, net	4,661,178	4,636,865
Right of use operating lease assets	387,816	389,967
Goodwill	1,927,759	2,607,909
Tradenames	668,328	694,905
Other intangible assets subject to amortization, net	189,620	205,075
Deferred income taxes and other non-current assets	390,632	451,439
Total assets	$14,120,432	14,224,517
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$840,571	624,503
Accounts payable and accrued expenses	2,124,448	2,217,418
Current operating lease liabilities	105,266	104,434
Total current liabilities	3,070,285	2,946,355
Deferred income taxes	444,660	495,521
Long-term debt, less current portion	1,978,563	1,700,282
Non-current operating lease liabilities	296,136	297,390
Other long-term liabilities	312,874	356,753
Total liabilities	6,102,518	5,796,301
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $.01 par value; 60 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 150,000 shares authorized; 70,875 and 72,952 shares issued and outstanding in 2022 and 2021, respectively	709	729
Additional paid-in capital	1,930,789	1,911,131
Retained earnings	7,409,760	7,692,064
Accumulated other comprehensive loss	(1,114,258)	(966,952)
	8,227,000	8,636,972
Less: treasury stock at cost; 7,341 and 7,343 shares in 2022 and 2021, respectively	215,491	215,547
Total Mohawk Industries, Inc. stockholders’ equity	8,011,509	8,421,425
Nonredeemable noncontrolling interests	6,405	6,791
Total stockholders’ equity	8,017,914	8,428,216
Total liabilities and stockholders' equity	$14,120,432	14,224,517
See accompanying notes to the Consolidated Financial Statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years Ended December 31, 2022, 2021 and 2020

	2022	2021	2020

	(In thousands, except per share data)
Net sales	$11,737,065	11,200,613	9,552,197
Cost of sales	8,793,639	7,931,879	7,121,507
Gross profit	2,943,426	3,268,734	2,430,690
Selling, general and administrative expenses	2,003,438	1,933,723	1,794,688
Impairment of goodwill and indefinite-lived intangibles	695,771	—	—
Operating income	244,217	1,335,011	636,002
Interest expense	51,938	57,252	52,379
Other expense (income), net	8,386	(12,234)	(751)
Earnings before income taxes	183,893	1,289,993	584,374
Income tax expense	158,110	256,445	68,647
Net earnings including noncontrolling interests	25,783	1,033,548	515,727
Net earnings attributable to noncontrolling interests	536	389	132
Net earnings attributable to Mohawk Industries, Inc.	$25,247	1,033,159	515,595

Basic earnings per share attributable to Mohawk Industries, Inc.
Basic earnings per share attributable to Mohawk Industries, Inc.	$0.40	15.01	7.24
Weighted-average common shares outstanding—basic	63,826	68,852	71,214

Diluted earnings per share attributable to Mohawk Industries, Inc.
Diluted earnings per share attributable to Mohawk Industries, Inc.	$0.39	14.94	7.22
Weighted-average common shares outstanding—diluted	64,062	69,145	71,401

See accompanying notes to the Consolidated Financial Statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31, 2022, 2021 and 2020

	2022	2021	2020

	(In thousands)
Net earnings including noncontrolling interests	$25,783	1,033,548	515,727
Other comprehensive (loss) income:
Foreign currency translation adjustments	(155,424)	(279,384)	72,956
Prior pension and post-retirement benefit service cost and actuarial gain, net of tax	8,124	7,137	(2,174)
Other comprehensive (loss) income	(147,300)	(272,247)	70,782
Comprehensive (loss) income	(121,517)	761,301	586,509
Comprehensive income (loss) attributable to noncontrolling interests	541	(51)	235
Comprehensive (loss) income attributable to Mohawk Industries, Inc.	$(122,058)	761,352	586,274

See accompanying notes to the Consolidated Financial Statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2022, 2021 and 2020

	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Nonredeemable Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount				Shares	Amount

	(In thousands)
Balances at December 31, 2019	78,980	$790	$1,868,250	$7,232,337	$(765,824)	(7,348)	$(215,712)	$6,607	$8,126,448
Shares issued under employee and director stock plans, net of shares withheld to pay taxes on employees’ equity awards	152	1	(2,805)	—	—	2	64	—	(2,740)
Stock-based compensation expense	—	—	19,697	—	—	—	—	—	19,697
Repurchases of common stock	(1,508)	(15)	—	(188,610)	—	—	—	—	(188,625)
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	132	132
Currency translation adjustment on noncontrolling interests	—	—	—	—	—	—	—	103	103
Currency translation adjustment	—	—	—	—	72,853	—	—	—	72,853
Prior pension and post-retirement benefit service cost and actuarial loss	—	—	—	—	(2,174)	—	—	—	(2,174)
CECL adoption	—	—	—	(131)	—	—	—	—	(131)
Net earnings	—	—	—	515,595	—	—	—	—	515,595
Balances at December 31, 2020	77,624	776	1,885,142	7,559,191	(695,145)	(7,346)	(215,648)	6,842	8,541,158
Shares issued under employee and director stock plans, net of shares withheld to pay taxes on employees’ equity awards	144	1	338	—	—	3	101	—	440
Stock-based compensation expense	—	—	25,651	—	—	—	—	—	25,651
Repurchases of common stock	(4,816)	(48)	—	(900,286)	—	—	—	—	(900,334)
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	389	389
Currency translation adjustment on noncontrolling interests	—	—	—	—	—	—	—	(440)	(440)
Currency translation adjustment	—	—	—	—	(278,944)	—	—	—	(278,944)
Prior pension and post-retirement benefit service cost and actuarial gain	—	—	—	—	7,137	—	—	—	7,137
Net earnings	—	—	—	1,033,159	—	—	—	—	1,033,159
Balances at December 31, 2021	72,952	729	1,911,131	7,692,064	(966,952)	(7,343)	(215,547)	6,791	8,428,216
Shares issued under employee and director stock plans, net of shares withheld to pay taxes on employees’ equity awards	107	1	(3,323)	—	—	2	56	—	(3,266)
Stock-based compensation expense	—	—	22,409	—	—	—	—	—	22,409
Repurchases of common stock	(2,184)	(21)	—	(307,551)	—	—	—	—	(307,572)
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	536	536
Currency translation adjustment on noncontrolling interests	—	—	—	—	—	—	—	5	5
Purchase of redeemable noncontrolling interest and noncontrolling interest, net of taxes	—	—	572	—	—	—	—	(927)	(355)
Currency translation adjustment	—	—	—	—	(155,430)	—	—	—	(155,430)
Prior pension and post-retirement benefit service cost and actuarial gain	—	—	—	—	8,124	—	—	—	8,124
Net earnings	—	—	—	25,247	—	—	—	—	25,247
Balances at December 31, 2022	70,875	$709	$1,930,789	$7,409,760	$(1,114,258)	(7,341)	$(215,491)	$6,405	$8,017,914

See accompanying notes to the Consolidated Financial Statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2022, 2021 and 2020

	2022	2021	2020

	(In thousands)
Cash flows from operating activities:
Net earnings including noncontrolling interests	$25,783	1,033,548	515,727
Adjustments to reconcile net earnings to net cash provided by operating activities:
Restructuring	47,716	10,783	103,695
Impairment of goodwill and indefinite-lived intangibles	695,771	—	—
Depreciation and amortization	595,464	591,711	607,507
Deferred income taxes	(51,098)	(4,929)	22,324
Loss on disposal of property, plant and equipment	697	5,462	6,296
Stock-based compensation expense	22,409	25,651	19,697
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	(84,381)	(207,047)	(54,977)
Inventories	(409,601)	(519,229)	357,516
Accounts payable and accrued expenses	(94,137)	360,791	255,466
Other assets and prepaid expenses	(49,552)	(66,844)	(55,084)
Other liabilities	(29,918)	79,222	(8,328)
Net cash provided by operating activities	669,153	1,309,119	1,769,839
Cash flows from investing activities:
Additions to property, plant and equipment	(580,742)	(676,120)	(425,557)
Acquisitions, net of cash acquired	(209,602)	(123,969)	—
Purchases of short-term investments	(2,481,000)	(1,211,239)	(1,187,891)
Redemption of short-term investments	2,646,000	1,454,574	658,650
Net cash used in investing activities	(625,344)	(556,754)	(954,798)
Cash flows from financing activities:
Payments on Senior Credit Facilities	(5,000)	—	(633,134)
Proceeds from Senior Credit Facilities	5,000	—	617,883
Payments on commercial paper	(19,412,925)	(570,362)	(4,890,991)
Proceeds from commercial paper	19,633,142	1,185,020	4,195,353
Proceeds from Senior Notes issuance	—	—	1,062,240
Repayments on Senior Notes	(600,000)	(932,252)	(326,904)
Proceeds from Term Loan Facility	907,952	—	500,000
Payments on Term Loan Facility	—	—	(500,000)
Net payments of other financing activities	(23,455)	(11,656)	(8,338)
Debt issuance costs	(2,543)	—	(11,413)
Purchase of Mohawk common stock	(307,572)	(900,334)	(188,625)
Change in outstanding checks in excess of cash	(251)	(2,641)	(4,256)
Net cash provided by (used in) financing activities	194,348	(1,232,225)	(188,185)
Effect of exchange rate changes on cash and cash equivalents	2,571	(19,870)	6,984
Net change in cash and cash equivalents	240,728	(499,730)	633,840
Cash and cash equivalents, beginning of year	268,895	768,625	134,785
Cash and cash equivalents, end of year	$509,623	268,895	768,625

See accompanying notes to the Consolidated Financial Statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
Years Ended December 31, 2022, 2021 and 2020
(In thousands, except per share data)

(1) Summary of Significant Accounting Policies

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

Cash and Cash Equivalents

The Company considers investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2022, the Company had cash and cash equivalents of $509,623, of which $210,368 was held outside the United States. As of December 31, 2021, the Company had cash and cash equivalents of $268,895, of which $200,501 was held outside the United States.

Short-term Investments

The Company invests in high quality credit instruments. At December 31, 2022 and December 31, 2021, short-term investments consisted solely of investments in the Company’s commercial paper by its wholly-owned captive insurance company.

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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

Accounts Receivable and Revenue Recognition

The Company recognizes revenue when it satisfies performance obligations as evidenced by the transfer of control of the promised goods to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods. The nature of the promised goods are ceramic, stone, carpet, resilient (includes sheet vinyl and LVT), laminate, wood and other flooring products. Payment is typically received 90 days or less from the invoice date. The Company adjusts the amounts of revenue for expected cash discounts, sales allowances, returns and claims based upon historical experience. The Company adjusts accounts receivable for doubtful account allowances based upon historical bad debt, claims experience, periodic evaluation of specific customer accounts and the aging of accounts receivable. If the financial condition of the Company’s customers were to deteriorate, resulting in a change in their ability to make payments, additional allowances may be required.

The Company accounts for incremental costs of obtaining a contract as an expense when incurred in selling, general and administrative expenses if the amortization period is less than one year.

The Company accounts for shipping and handling activities performed after control has been transferred as a fulfillment cost in cost of sales.

Inventories

The Company accounts for all inventories on the first-in, first-out (“FIFO”) method. Inventories are stated at the lower of cost or net realizable value. Cost has been determined using the FIFO method. Costs included in inventory include raw materials, direct and indirect labor, employee benefits, depreciation, general manufacturing overhead and various other costs of manufacturing. Inventories on hand are compared against anticipated future usage, which is a function of historical usage, anticipated future selling price, expected sales below cost, excessive quantities and an evaluation for obsolescence.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, including capitalized interest. Depreciation is calculated on a straight-line basis over the estimated remaining useful lives, which are 15-40 years for buildings and improvements, 3-25 years for machinery and equipment, 3-7 years for furniture and fixtures and the shorter of the estimated useful life or lease term for leasehold improvements.

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

Goodwill and Other Intangible Assets

In accordance with the provisions of the FASB ASC Topic 350, Intangibles-Goodwill and Other, the Company tests goodwill and other intangible assets with indefinite lives, which for the Company are tradenames, for impairment on an annual basis on the first day of the fourth quarter (or on an interim basis if an event occurs that might reduce the fair value of the reporting unit below its carrying value). The Company’s annual impairment tests of goodwill and tradenames may be completed through qualitative assessments. The Company may elect to bypass the qualitative assessment and proceed directly to a quantitative impairment test, for any reporting unit or tradename, in any period. The Company can resume the qualitative assessment for any reporting unit or tradename in any subsequent period.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

The Company has identified Global Ceramic, Flooring North America (“Flooring NA”) and Flooring Rest of the World (“Flooring ROW”) as its reporting units for the purposes of allocating goodwill as well as assessing impairments. The Company considers the relationship between its market capitalization and its book value, among other factors, when reviewing for indicators of impairment.

Under a qualitative approach, the Company’s impairment review for goodwill consists of an assessment of whether it is more-likely-than-not that a reporting unit’s fair value is less than its carrying amount. If the Company elects to bypass the qualitative assessment for any reporting units, or if a qualitative assessment indicates it is more-likely-than-not that the estimated carrying value of a reporting unit exceeds its fair value, the Company performs a quantitative goodwill impairment test that requires it to estimate the fair value of the reporting unit.

The quantitative goodwill impairment tests are based on determining the fair value of the specified reporting units based on management judgments and assumptions using the discounted cash flows under the income approach classified in Level 3 of the fair value hierarchy and comparable company market valuation classified in Level 2 of the fair value hierarchy approaches. If the carrying value of a reporting unit exceeds its fair value, the Company will measure any goodwill impairment loss as the amount by which the carrying amount of a reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit. The valuation approaches are subject to key judgments and assumptions that are sensitive to change such as judgments and assumptions about appropriate sales growth rates, operating margins, weighted average cost of capital (“WACC”), and comparable company market multiples. When developing these key judgments and assumptions, the Company considers economic, operational and market conditions that could impact the fair value of the reporting unit. However, estimates are inherently uncertain and represent only management’s reasonable expectations regarding future developments. These estimates and the judgments and assumptions upon which the estimates are based will, in all likelihood, differ in some respects from actual future results. Should a significant or prolonged deterioration in economic conditions occur, such as declines in spending for new construction, remodeling and replacement activities; the inability to pass increases in the costs of raw materials and fuel on to customers; or a decline in comparable company market multiples, then key judgments and assumptions could be impacted.

Under a qualitative approach, the Company’s impairment review for tradenames consists of an assessment of whether it is more-likely-than-not that a tradename’s fair value is less than its carrying value. If the Company elects to bypass the qualitative assessment for any tradename, or if a qualitative assessment indicates it is more-likely-than-not that the estimated carrying value of a tradename exceeds its fair value, the Company performs a quantitative tradename impairment test of the tradename.

The quantitative impairment evaluation for tradenames involves a comparison of the estimated fair value of the tradename to its carrying amount. If the carrying value of the tradename exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The determination of fair value used in the impairment evaluation is based on discounted estimates of future sales projections attributable to ownership of the tradenames. Significant judgments inherent in this analysis include assumptions about appropriate sales growth rates, royalty rates, applicable discount rate and the amount of expected future cash flows. The judgments and assumptions used in the estimate of fair value are generally consistent with past performance and are also consistent with the projections and assumptions that are used in current operating plans. Such assumptions are subject to change as a result of changing economic and competitive conditions. The determination of fair value is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of the tradenames. Estimated cash flows are sensitive to changes in the economy among other things.

Intangible assets with finite lives are amortized based on average lives, which range from 5-20 years.
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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

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

Financial Instruments

The Company’s financial instruments consist primarily of short-term investments, receivables, accounts payable, accrued expenses and long-term debt. The carrying amounts of receivables, accounts payable and accrued expenses approximate their fair value because of the short-term maturity of such instruments. The Company has a wholly-owned captive insurance company that may periodically invest in the Company’s commercial paper. These short-term commercial paper investments are classified as trading securities and carried at fair value based upon level two fair value hierarchy. The carrying amount of the Company’s variable-rate debt approximates its fair value based upon level two fair value hierarchy. Interest rates that are currently available to the Company for issuance of long-term debt with similar terms and remaining maturities are used to estimate the fair value of the Company’s long-term debt.
Advertising Costs and Vendor Consideration

Advertising and promotion expenses are charged to earnings during the period in which they are incurred. Advertising and promotion expenses included in selling, general, and administrative expenses were $126,898 in 2022, $139,538 in 2021 and $105,974 in 2020.

Vendor consideration, generally cash, is classified as a reduction of net sales, unless specific criteria are met regarding goods or services that the Company may receive in return for this consideration. The Company makes various payments to customers, including rebates, slotting fees, advertising allowances, buy-downs and co-op advertising. All of these payments reduce gross sales with the exception of co-op advertising. Co-op advertising expenses, classified as a selling, general and administrative expense, were $15,231 in 2022, $22,092 in 2021 and $16,087 in 2020.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

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

Hedges of Net Investments in Non-U.S. Operations

The Company has numerous investments outside the United States. The net assets of these subsidiaries are exposed to changes and volatility in currency exchange rates. The Company has in the past and might in the future use foreign currency denominated debt to hedge its non-U.S. net investments against adverse movements in exchange rates. The gains and losses on the Company’s net investments in its non-U.S. operations are economically offset by losses and gains on its foreign currency borrowings. In June 2015, the Company designated its €500,000 2.00% Senior Notes borrowing as a net investment hedge of a portion of its European operations. On October 19, 2021, the Company redeemed at par the 2.00% Senior Notes, originally due on January 14, 2022, and paid the remaining €500,000 outstanding principal of the 2.00% Senior Notes, plus any unpaid interest, utilizing cash on hand. In connection with this repayment, the Company dedesignated its €500,000 2.00% Senior Notes borrowing as a net investment hedge of a portion of its European operations. For the years ended December 31, 2021 and December 31, 2020, the change in the U.S. dollar value of the Company’s euro denominated debt was a decrease of $35,363 ($26,928 net of taxes) and an increase of $54,907 ($41,708 net of taxes), respectively. Changes in the U.S. dollar value of the Company’s euro denominated debt are recorded in the foreign currency translation adjustment component of accumulated other comprehensive income (loss).

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

Earnings per Share (“EPS”)

Basic earnings per share is calculated using net earnings available to common stockholders divided by the weighted-average number of shares of common stock outstanding during the year. Diluted EPS is similar to basic EPS except that the weighted-average number of shares is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

Dilutive common stock options and unvested restricted shares (units) are included in the diluted EPS calculation using the treasury stock method. There were no common stock options and unvested restricted shares (units) that were excluded from the diluted EPS computation because the price was greater than the average market price of the common shares for the periods presented for 2022, 2021 and 2020.

Computations of basic and diluted earnings per share are presented for the years ended December 31, 2022, 2021 and 2020, respectively, in the following table:

	2022	2021	2020
Net earnings available to common stockholders	$25,247	1,033,159	515,595

Weighted-average common shares outstanding—basic and diluted:
Weighted-average common shares outstanding—basic	63,826	68,852	71,214
Add weighted-average dilutive potential common shares—options to purchase common shares and RSUs, net	236	293	187
Weighted-average common shares outstanding-diluted	64,062	69,145	71,401

Earnings per share attributable to Mohawk Industries, Inc.
Basic	$0.40	15.01	7.24
Diluted	$0.39	14.94	7.22
Stock-Based Compensation

The Company recognizes compensation expense for all share-based payments granted based on the grant-date fair value estimated in accordance with ASC 718-10, Stock Compensation. Compensation expense is generally recognized on a straight-line basis over the awards’ estimated lives for fixed awards with ratable vesting provisions.

Employee Benefit Plans

The Company has 401(k) retirement savings plans (the “Mohawk Plan”) open to substantially all U.S. and Puerto Rico based employees who have completed 60 days of eligible service. The Company contributes $.50 for every $1.00 of employee contributions up to a maximum of 6% of the employee’s salary based upon each individual participants election. Employee and employer contributions to the Mohawk Plan were $63,648 and $24,483 in 2022, $61,082 and $23,884 in 2021 and $56,241 and $13,509 in 2020, respectively.

The Company also has various pension plans covering employees in Belgium, France, and the Netherlands (the “Non-U.S. Plans”) within Flooring ROW. Benefits under the Non-U.S. Plans depend on compensation and years of service. The Non-U.S. Plans are funded in accordance with local regulations. The Company uses December 31 as the measurement date for its Non-U.S. Plans. The Company’s projected benefit obligation and plan assets as of December 31, 2022 were $55,236 and $50,702, respectively. The Company’s projected benefit obligation and plan assets as of December 31, 2021 were $80,324 and $65,118, respectively. As of December 31, 2022, the funded status of the Non-U.S. Plans was a liability of $4,534 of which $82 was recorded in accumulated other comprehensive income (loss), for a net liability of $4,452 recorded in other long-term liabilities within the consolidated balance sheets. As of December 31, 2021, the funded status of the Non-U.S. Plans was a liability of $15,206 of which $8,866 was recorded in accumulated other comprehensive income (loss), for a net liability of $6,340 recorded in other long-term liabilities within the consolidated balance sheets.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

Comprehensive Income (Loss)

Comprehensive income (loss) includes foreign currency translation of assets and liabilities of foreign subsidiaries, effects of exchange rate changes on intercompany balances of a long-term nature and pension and post-retirement benefit service cost. The Company does not provide income taxes on currency translation adjustments, as earnings from foreign subsidiaries are considered to be indefinitely reinvested. The Company presents currency translation adjustments on noncontrolling interests separately from currency translation adjustments on controlling interests in accumulated other comprehensive income (loss) within stockholders’ equity.

The changes in accumulated other comprehensive income (loss) by component, net of tax, for the years ended December 31, 2022, 2021 and 2020 are as follows:

	Foreign currency translation adjustments	Prior pension and post-retirement benefit service cost and actuarial gain (loss)	Total
Balance as of December 31, 2019	$(753,108)	(12,716)	(765,824)
Current period other comprehensive income (loss)	72,853	(2,174)	70,679
Balance as of December 31, 2020	(680,255)	(14,890)	(695,145)
Current period other comprehensive (loss) income	(278,944)	7,137	(271,807)
Balance as of December 31, 2021	(959,199)	(7,753)	(966,952)
Current period other comprehensive (loss) income	(155,430)	8,124	(147,306)
Balance as of December 31, 2022	$(1,114,629)	371	(1,114,258)

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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

Recent Accounting Pronouncements—Recently Adopted

In December 2019, the FASB issued Accounting Standards Update (“ASU”) 2019-12, Simplifying the Accounting for Income Taxes which simplified the accounting for income taxes in several areas by removing certain exceptions and by clarifying and amending existing guidance applicable to accounting for income taxes. The Company adopted the new standard on January 1, 2021. The effect of adopting the new standard was not material.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which was further amended by additional accounting standards updates issued by the FASB.  The new standard replaced the incurred loss impairment methodology for recognizing credit losses with a new methodology that requires recognition of lifetime expected credit losses when a financial asset is originated or purchased, even if the risk of loss is remote. The new methodology (referred to as the current expected credit losses model, or “CECL”) applies to most financial assets measured at amortized cost, including trade receivables, and requires consideration of a broader range of reasonable and supportable information to estimate expected credit losses. The Company adopted the new standard on January 1, 2020 using a modified retrospective transition approach, with the cumulative impact being immaterial to the financial statements.

(2) Acquisitions

2022 Acquisitions

During 2022, the Company completed acquisitions in Flooring NA for $164,579. The Company’s acquisitions resulted in a preliminary goodwill allocation of $60,842, pending working capital adjustments, and intangible assets subject to amortization of $19,900. Approximately half of the goodwill is expected to be deductible for tax purposes. The Company also completed acquisitions in Flooring ROW for $47,964, which resulted in a preliminary goodwill allocation of $11,542, pending working capital adjustments, and intangible assets subject to amortization of $3,376. Some of the goodwill is expected to be deductible for tax purposes.

2021 Acquisitions

During 2021, the Company completed acquisitions in Flooring ROW totaling $121,027, including the acquisition of an insulation manufacturer, on September 7, 2021 for $66,334 and the acquisition of a MDF production plant on November 2, 2021 for $44,357. The Company’s acquisitions resulted in a goodwill allocation of $52,536 and intangible assets subject to amortization of $19,910. The goodwill was not deductible for tax purposes. The remaining acquisitions resulted in goodwill of $1,672 and intangible assets subject to amortization of $5,596.

(3) Revenue from Contracts with Customers

Contract Liabilities

The Company records contract liabilities when it receives payment prior to fulfilling a performance obligation. Contract liabilities related to revenues are recorded in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets. The Company had contract liabilities of $72,572 and $65,744 as of December 31, 2022 and December 31, 2021, respectively.

Performance Obligations

Substantially all of the Company’s revenue is recognized at a point in time when the product is either shipped or received from the Company’s facilities and control of the product is transferred to the customer.  Accordingly, in any period, the Company does not recognize a significant amount of revenue from performance obligations satisfied or partially satisfied in prior periods and the amount of such revenue recognized during the years ended December 31, 2022, 2021, and 2020 was immaterial.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

Costs to Obtain a Contract

The Company incurs certain incremental costs to obtain revenue contracts. These costs relate to marketing display structures and are capitalized when the amortization period is greater than one year, with the amount recorded in other assets on the accompanying condensed consolidated balance sheets. Capitalized costs to obtain contracts were $59,015 and $49,644 as of December 31, 2022 and December 31, 2021, respectively. Straight-line amortization expense recognized during 2022, 2021 and 2020 related to these capitalized costs were $55,520, $61,681 and $68,201, respectively.

Revenue Disaggregation

The following table presents the Company’s segment revenues disaggregated by the geographical market location of customer sales and product categories during the years ended December 31, 2022, 2021 and 2020, respectively:

December 31, 2022	Global Ceramic	Flooring NA	Flooring ROW	Total
Geographical Markets
United States	$2,403,292	4,072,952	13,835	6,490,079
Europe	875,414	6,322	2,270,315	3,152,051
Russia	374,539	23	175,035	549,597
Other	654,436	127,744	763,158	1,545,338
Total	$4,307,681	4,207,041	3,222,343	11,737,065

Product Categories
Ceramic & Stone	$4,282,887	37,536	—	4,320,423
Carpet & Resilient	24,794	3,296,152	914,869	4,235,815
Laminate & Wood	—	873,353	1,091,133	1,964,486
Other (1)	—	—	1,216,341	1,216,341
Total	$4,307,681	4,207,041	3,222,343	11,737,065

December 31, 2021	Global Ceramic	Flooring NA	Flooring ROW	Total
Geographical Markets
United States	$2,193,234	3,978,146	10,248	6,181,628
Europe	849,247	2,731	2,265,914	3,117,892
Russia	299,621	94	150,295	450,010
Other	575,217	135,434	740,432	1,451,083
Total	$3,917,319	4,116,405	3,166,889	11,200,613

Product Categories
Ceramic & Stone	$3,903,597	35,057	—	3,938,654
Carpet & Resilient	13,722	3,287,533	992,787	4,294,042
Laminate & Wood	—	793,815	1,058,951	1,852,766
Other (1)	—	—	1,115,151	1,115,151
Total	$3,917,319	4,116,405	3,166,889	11,200,613

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

December 31, 2020	Global Ceramic	Flooring NA	Flooring ROW	Total
Geographical Markets
United States	$2,050,470	3,477,556	2,381	5,530,407
Europe	699,715	1,506	1,785,549	2,486,770
Russia	262,846	50	122,934	385,830
Other	419,725	114,963	614,502	1,149,190
Total	$3,432,756	3,594,075	2,525,366	9,552,197

Product Categories
Ceramic & Stone	$3,425,672	31,531	—	3,457,203
Carpet & Resilient	7,084	2,871,050	857,754	3,735,888
Laminate & Wood	—	691,494	847,473	1,538,967
Other (1)	—	—	820,139	820,139
Total	$3,432,756	3,594,075	2,525,366	9,552,197
(1) Other includes roofing elements, insulation boards, chipboards and IP contracts.

(4) Restructuring, Acquisition and Integration-Related Costs

The Company incurs costs in connection with acquiring, integrating and restructuring acquisitions and in connection with its global cost-reduction/productivity initiatives. For example:

•In connection with acquisition activity, the Company typically incurs costs associated with executing the transactions, integrating the acquired operations (which may include expenditures for consulting and the integration of systems and processes), and restructuring the combined company (which may include charges related to employees, assets and activities that will not continue in the combined company); and

•In connection with the Company’s cost-reduction/productivity initiatives, it typically incurs costs and charges associated with site closings and other facility rationalization actions, including accelerated depreciation ("asset write-downs") and workforce reductions.

Restructuring, acquisition and integration-related costs consisted of the following during the year ended December 31, 2022, 2021 and 2020, respectively (in thousands):

	2022	2021	2020
Cost of sales
Restructuring costs	$67,621	17,899	101,230
Acquisition integration-related costs	396	497	1,153
Restructuring and acquisition integration-related costs	$68,017	18,396	102,383

Selling, general and administrative expenses
Restructuring costs	$9,094	1,301	24,127
Acquisition transaction-related costs	1,654	2,372	213
Acquisition integration-related costs	2,992	1,568	2,127
Restructuring, acquisition transaction and integration-related costs	$13,740	5,241	26,467

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

The restructuring activity for the years ended December 31, 2022 and 2021, respectively is as follows (in thousands):

	Lease impairments	Asset write-downs (gains on disposals)	Severance	Other restructuring costs	Total
Balance as of December 31, 2020	$—	—	11,576	729	12,305
Restructuring costs
Global Ceramic	226	1,458	134	808	2,626
Flooring NA	(37)	7,595	(284)	9,614	16,888
Flooring ROW	—	(1,968)	(1,096)	1,538	(1,526)
Corporate	—	1,017	195	—	1,212
Total restructuring costs for 2021	189	8,102	(1,051)	11,960	19,200
Cash payments	—	—	(8,507)	(10,822)	(19,329)
Non-cash items	(189)	(8,102)	(384)	(872)	(9,547)
Balance as of December 31, 2021	—	—	1,634	995	2,629
Restructuring costs
Global Ceramic	—	—	3,365	—	3,365
Flooring NA	—	29,327	741	14,406	44,474
Flooring ROW	—	9,371	12,677	6,828	28,876
Corporate	—	—	—	—	—
Total restructuring costs for 2022	—	38,698	16,783	21,234	76,715
Cash payments	—	—	(8,557)	(21,241)	(29,798)
Non-cash items	—	(38,698)	177	(988)	(39,509)
Balance as of December 31, 2022	$—	—	10,037	—	10,037

2021 restructuring costs recorded in:
Cost of sales	$—	6,721	(370)	11,548	17,899
Selling, general and administrative expenses	189	1,381	(681)	412	1,301
Total restructuring costs for 2021	$189	8,102	(1,051)	11,960	19,200

2022 restructuring costs recorded in:
Cost of sales	$—	38,698	7,915	21,008	67,621
Selling, general and administrative expenses	—	—	8,868	226	9,094
Total restructuring costs for 2022	$—	38,698	16,783	21,234	76,715

The Company generally expects the remaining severance and other restructuring costs to be paid over the next year.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

(5) Fair Value

The Company’s wholly-owned captive insurance company may invest in the Company’s commercial paper. These short-term commercial paper investments are classified as trading securities and carried at fair value based upon the Level 2 fair value hierarchy.

Items Measured at Fair Value
The following table presents the items measured at fair value as of December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021
Short-term investments:
Commercial paper (Level 2)	$158,000	323,000
The fair values and carrying values of the Company’s debt are disclosed in Note 10, Long-Term Debt.

(6) Receivables, net

	December 31, 2022	December 31, 2021
Customers, trade	$1,699,130	1,721,584
Income tax receivable	60,080	73,727
Other	219,355	117,823
	1,978,565	1,913,134
Less: allowance for discounts, returns, claims and doubtful accounts	73,779	73,149
Receivables, net	$1,904,786	1,839,985

The following table reflects the activity of allowances for discounts, returns, claims and doubtful accounts for the years ended December 31:

	Balance at beginning of year	Acquisitions	Additions charged to net sales or costs and expenses	Deductions (1)	Balance at end of year
2020	$61,921	—	384,403	362,642	83,682
2021	83,682	644	357,635	368,812	73,149
2022	73,149	584	382,027	381,981	73,779
 (1) Represents charge-offs, net of recoveries.

(7) Inventories
The components of inventories are as follows:

	December 31, 2022	December 31, 2021
Finished goods	$1,986,005	1,677,707
Work in process	160,757	144,004
Raw materials	647,003	569,961
Total inventories	$2,793,765	2,391,672

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

(8) Goodwill and Other Intangible Assets
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

As a result of a decrease in the Company’s market capitalization, comparable company market multiples, projected future cash flows and an increase in the WACC due to increases in the risk free rate and applicable risk premiums, the Company determined that a triggering event occurred requiring goodwill impairment testing for each of its reporting units as of October 1, 2022. The impairment test indicated a pre-tax, non-cash goodwill impairment charge related to the Global Ceramic reporting unit of $688,514 ($679,664 net of tax), which the Company recorded during the third quarter of 2022. The Company concluded the goodwill of its other reporting units was not impaired on October 1, 2022. In addition, the Company compared the estimated fair values of its indefinite-lived intangibles to their carrying values and determined that there were impairments of $7,257 ($5,939 net of tax) in the Flooring ROW and Flooring NA reporting units during the third quarter of 2022.

The excess of fair value over carrying value for the Flooring ROW reporting unit was approximately 20% and the excess of fair value over carrying value for the Flooring NA reporting unit was less than 5%, as of October 1, 2022. The Company’s annual testing date for goodwill and tradenames is the first day of its fourth quarter and due to the fact that there were no significant changes in facts or circumstances in the one calendar day, the Company determined there was no additional impairment of goodwill or tradenames. The Company conducted a qualitative analysis as of December 31, 2022 and determined there was no indication of an impairment.
A significant or prolonged deterioration in economic conditions, continued increases in the costs of raw materials and energy combined with an inability to pass these costs on to customers, a further decline in the Company’s market capitalization or comparable company market multiples, a reduction in projected future cash flows, or increases in the WACC, could impact the Company’s assumptions and require a reassessment of goodwill or indefinite-lived intangible assets for impairment in future periods.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

The following tables summarize the components of goodwill and intangible assets:

Goodwill:

	Global Ceramic	Flooring NA	Flooring ROW	Total
Balances as of December 31, 2020 (1)	$1,047,561	531,144	1,072,126	2,650,831
Goodwill recognized during the period	—	—	56,930	56,930
Currency translation during the period	(16,224)	—	(83,628)	(99,852)
Balances as of December 31, 2021 (1)	1,031,337	531,144	1,045,428	2,607,909
Goodwill adjustments related to acquisitions	—	—	(2,722)	(2,722)
Goodwill recognized during the period	—	60,841	11,542	72,383
Impairment charge during the period	(688,514)	—	—	(688,514)
Currency translation during the period	(2,989)	—	(58,308)	(61,297)
Balances as of December 31, 2022	$339,834	591,985	995,940	1,927,759
(1) Net of accumulated impairment losses of $1,327,425 ($531,930 in Global Ceramic, $343,054 in Flooring NA and $452,441 in Flooring ROW).

Intangible assets:

Tradenames
Indefinite life assets not subject to amortization:
Balance as of December 31, 2020	$727,268
Intangible assets acquired during the year	2,725
Currency translation during the year	(35,088)
Balance as of December 31, 2021	694,905
Intangible assets acquired during the year	335
Intangible assets impaired during the year	(7,257)
Currency translation during the year	(19,655)
Balance as of December 31, 2022	$668,328

	Customer relationships	Patents	Other	Total
Intangible assets subject to amortization:
Balances as of December 31, 2020
Gross carrying amount	$699,795	273,570	6,945	980,310
Accumulated amortization	(481,256)	(273,426)	(1,289)	(755,971)
Net intangible assets subject to amortization	218,539	144	5,656	224,339
Balances as of December 31, 2021
Gross carrying amount	680,177	256,336	6,786	943,299
Accumulated amortization	(483,748)	(252,414)	(2,062)	(738,224)
Net intangible assets subject to amortization	196,429	3,922	4,724	205,075
Balances as of December 31, 2022
Gross carrying amount	673,586	242,089	8,511	924,186
Accumulated amortization	(493,361)	(239,010)	(2,195)	(734,566)
Net intangible assets subject to amortization	$180,225	3,079	6,316	189,620

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

	Years Ended December 31,
	2022	2021	2020
Amortization expense	$28,086	29,280	28,891
Estimated amortization expense for the years ending December 31 are as follows:

2023	$28,049
2024	27,334
2025	27,117
2026	26,896
2027	19,972

(9) Property, Plant and Equipment
Following is a summary of property, plant and equipment:

	December 31, 2022	December 31, 2021
Land	$466,820	465,240
Buildings and improvements	1,851,390	1,862,463
Machinery and equipment	6,310,442	6,023,087
Furniture and fixtures	162,864	158,315
Leasehold improvements	107,079	102,766
Construction in progress	749,184	638,716
	9,647,779	9,250,587
Less: accumulated depreciation	4,986,601	4,613,722
Net property, plant and equipment	$4,661,178	4,636,865

Additions to property, plant and equipment included capitalized interest of $16,895, $9,082 and $6,362 in 2022, 2021 and 2020, respectively. Depreciation expense was $564,255, $558,818 and $574,095 for 2022, 2021 and 2020, respectively. Included in property, plant and equipment are finance leases with a cost of $82,653 and $67,984 and accumulated depreciation of $30,218 and $19,902 as of December 31, 2022 and 2021, respectively.

(10) Long-Term Debt

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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

At the Company’s election, U.S.-dollar denominated revolving loans under the Senior Credit Facility bear interest at annual rates equal to either (a) SOFR (plus a 0.10% SOFR adjustment) for 1, 3 or 6 month periods, as selected by the Company, plus an applicable margin ranging between 1.00% and 1.75% (1.00% as of December 31, 2022), or (b) the Base Rate (defined as the higher of the Wells Fargo Bank, National Association prime rate, the Federal Funds Effective Rate plus 0.5%, or SOFR (plus a 0.10% SOFR adjustment) for a 1 month period rate plus 1.0%), plus an applicable margin ranging between 0.00% and 0.75% (0.00% as of December 31, 2022). At the Company’s election, revolving loans under the Senior Credit Facility denominated in Canadian dollars, Australian dollars, Hong Kong dollars or euros bear interest at annual rates equal to either (a) the applicable benchmark for such currency plus an applicable margin ranging between 1.00% and 1.75% (1.00% as of December 31, 2022), or (b) the Base Rate plus an applicable margin ranging between 0.00% and 0.75% (0.00% as of December 31, 2022). The Company also pays a commitment fee to the lenders under the Senior Credit Facility on the average amount by which the aggregate commitments of the lenders exceed utilization of the Senior Credit Facility ranging from 0.09% to 0.20% per annum (0.09% as of December 31, 2022). The applicable margins and the commitment fee are determined based on whichever of the Company’s Consolidated Net Leverage Ratio or its senior unsecured debt rating (or if not available, corporate family rating) results in the lower applicable margins and commitment fee (with applicable margins and the commitment fee increasing as that ratio increases or those ratings decline, as applicable). On October 28, 2021, the Company amended the Senior Credit Facility to replace LIBOR for euros with the EURIBOR benchmark rate.

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

In 2022, the Company paid financing costs of $1,879 in connection with the Amendment of its Senior Credit Facility. These costs were deferred and, along with previously unamortized costs of $2,663, are being amortized over the term of the Senior Credit Facility.

As of December 31, 2022, amounts utilized under the Senior Credit Facility included zero borrowings and $19,614 of standby letters of credit related to various insurance contracts and foreign vendor commitments. Any outstanding borrowings under the Company’s U.S. and European commercial paper programs reduce the availability of the Senior Credit Facility. Including commercial paper borrowings, the Company has utilized $848,420 under the Senior Credit Facility, resulting in a total of $1,101,580 available as of December 31, 2022.

Commercial Paper

On February 28, 2014 and July 31, 2015, the Company established programs for the issuance of unsecured commercial paper in the United States and Eurozone capital markets, respectively. Commercial paper issued under the U.S. and European programs will have maturities ranging up to 397 and 183 days, respectively. None of the commercial paper notes may be voluntarily prepaid or redeemed by the Company and rank pari passu with the Company’s other unsecured and unsubordinated indebtedness. To the extent that the Company issues European commercial paper notes through a subsidiary of the Company, the notes will be fully and unconditionally guaranteed by the Company.

The Company uses its Senior Credit Facility as a liquidity backstop for its commercial paper programs. Accordingly, the total amount outstanding under the Company’s commercial paper programs may not exceed $1,950,000 (less any amounts drawn on the Senior Credit Facility) at any time.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

The proceeds from the issuance of commercial paper notes will be available for general corporate purposes. As of December 31, 2022, there was $785,998 outstanding under the U.S. commercial paper program, and the euro equivalent of $42,808 under the European program. The weighted-average interest rate and maturity period for the U.S. program were 4.85% and 27.0 days, respectively. The weighted-average interest rate and maturity period for the European program were 1.98% and 11.8 days, respectively.

Senior Notes

On June 12, 2020, Mohawk Capital Finance S.A. (“Mohawk Finance”), an indirect wholly-owned finance subsidiary of the Company, completed the issuance and sale of €500,000 aggregate principal amount of 1.750% Senior Notes (“1.750% Senior Notes”) due June 12, 2027. The 1.750% Senior Notes are senior unsecured obligations of Mohawk Finance and rank pari passu with Mohawk Finance’s other existing and future senior unsecured indebtedness. The 1.750% Senior Notes are fully, unconditionally and irrevocably guaranteed by the Company on a senior unsecured basis. Interest on the 1.750% Senior Notes is payable annually in cash on June 12 of each year, commencing on June 12, 2021. The Company paid financing costs of $4,400 in connection with the 1.750% Senior Notes. These costs were deferred and are being amortized over the term of the 1.750% Senior Notes.

On May 14, 2020, the Company completed the issuance and sale of $500,000 aggregate principal amount of 3.625% Senior Notes (“3.625% Senior Notes”) due May 15, 2030. The 3.625% Senior Notes are senior unsecured obligations of the Company and rank pari passu with the Company’s existing and future unsecured indebtedness. Interest on the 3.625% Senior Notes is payable semi-annually in cash on May 15 and November 15 of each year, commencing on November 15, 2020. The Company paid financing costs of $5,476 in connection with the 3.625% Senior Notes. These costs were deferred and are being amortized over the term of the 3.625% Senior Notes.

On January 31, 2013, the Company issued $600,000 aggregate principal amount of 3.85% Senior Notes (“3.85% Senior Notes”) due February 1, 2023. The 3.85% Senior Notes were senior unsecured obligations of the Company and ranked pari passu with the Company’s existing and future unsecured indebtedness. Interest on the 3.85% Senior Notes was payable semi-annually in cash on February 1 and August 1 of each year. The Company paid financing costs of $6,000 in connection with the 3.85% Senior Notes. These costs were deferred and were amortized over the term of the 3.85% Senior Notes. On November 1, 2022, the Company redeemed at par all of the 3.85% Senior Notes.

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

Term Loan

On August 12, 2022, the Company and its indirect wholly-owned subsidiary, Mohawk International Holdings S.à r.l. (“Mohawk International”), entered into an agreement that provides for a delayed draw term loan facility (the “Term Loan Facility”), consisting of borrowings of up to $575,000 and €220,000. On October 3,2022, an additional $100,000 of borrowing capacity was added to the Term Loan Facility. The Term Loan Facility could be drawn upon in up to two advances on any business day on or before December 31, 2022, with the proceeds being used for funding working capital and general corporate purposes. On October 31, 2022 and December 6, 2022, the Company made draws of $675,000 and €220,000, respectively. The Company must pay the outstanding principal amount of the Term Loan Facility, plus accrued and unpaid interest, not later than the maturity date of August 12, 2024. The Company may prepay all or a portion of the Term Loan Facility, plus accrued and unpaid interest, from time to time, without premium or penalty.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

At the Company’s election, U.S. dollar-denominated loans under the Term Loan Facility bear interest at an annual rate equal to either (a) SOFR (plus a 0.10% SOFR adjustment) for 1, 3 or 6 month periods, as selected by the Company, plus an applicable margin ranging between 0.825% and 1.50% (0.825% as of December 31, 2022), determined based upon the Company’s consolidated net leverage ratio, or (b) the base rate (defined as the higher of the Wells Fargo Bank, National Association prime rate, the Federal Funds Effective Rate plus 0.5%, and SOFR (plus a 0.10% SOFR adjustment) for a 1 month period plus 1.0%) plus an applicable margin ranging between 0.00% and 0.50% (0.00% as of December 31, 2022), determined based upon the Company’s consolidated net leverage ratio. Euro-denominated loans under the Term Loan Facility bear interest at an annual rate equal to EURIBOR for 1, 3 or 6 month periods, as selected by the Company, plus an applicable margin ranging between 0.825% and 1.50% (0.825% as of December 31, 2022), determined based upon the Company’s consolidated net leverage ratio.

In 2022, the Company paid financing costs of $664 in connection with the Term Loan Facility. These costs were deferred and are being amortized over the term of the Term Loan Facility.

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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

The fair values and carrying values of the Company’s debt instruments are detailed as follows:

	December 31, 2022		December 31, 2021
	Fair Value	Carrying Value	Fair Value	Carrying Value
1.750% Senior Notes, payable June 12, 2027; interest payable annually	$482,139	535,103	601,037	566,380
3.625% Senior Notes, payable May 15, 2030; interest payable semi-annually	431,605	500,000	538,545	500,000
3.85% Senior Notes, payable February 1, 2023; interest payable semi-annually	—	—	615,630	600,000
U.S. commercial paper	785,998	785,998	598,000	598,000
European commercial paper	42,808	42,808	15,859	15,859
U.S. Term Loan Facility	675,000	675,000	—	—
European Term Loan Facility	235,445	235,445	—	—
Finance leases and other	52,050	52,050	53,163	53,163
Unamortized debt issuance costs	(7,270)	(7,270)	(8,617)	(8,617)
Total debt	2,697,775	2,819,134	2,413,617	2,324,785
Less current portion of long term-debt and commercial paper	840,571	840,571	624,503	624,503
Long-term debt, less current portion	$1,857,204	1,978,563	1,789,114	1,700,282

The fair values of the Company’s debt instruments were estimated using market observable inputs, including quoted prices in active markets, market indices and interest rate measurements. Within the hierarchy of fair value measurements, these are Level 2 fair values.

The aggregate maturities of total debt as of December 31, 2022 are as follows (1):

2023	$840,571
2024	920,725
2025	9,012
2026	6,990
2027	539,284
Thereafter	509,822
$2,826,404
(1) Debt maturity table excludes deferred loan costs.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

(11) Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are as follows:

	December 31, 2022	December 31, 2021
Outstanding checks in excess of cash	$2,791	3,005
Accounts payable, trade	1,094,038	1,228,621
Accrued expenses	742,099	666,209
Product warranties	38,425	45,215
Accrued interest	8,748	17,940
Accrued compensation and benefits	238,347	256,428
Total accounts payable and accrued expenses	$2,124,448	2,217,418

(12) Leases

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

The Company rents or subleases certain real estate to third parties. The Company’s sublease portfolio consists mainly of operating leases.

The components of lease costs for the twelve months ended December 31, 2022, 2021 and 2020, respectively, are as follows:

December 31, 2022	Cost of Goods Sold	Selling, General and Administrative Expenses	Total
Operating lease costs
Fixed	$21,321	110,716	132,037
Short-term	17,005	19,154	36,159
Variable	7,689	35,985	43,674
Sub-leases	(691)	(1,652)	(2,343)
	$45,324	164,203	209,527

	Depreciation and Amortization	Interest	Total
Finance lease costs
Amortization of leased assets	$11,108	—	11,108
Interest on lease liabilities	—	816	816
	$11,108	816	11,924
Net lease costs			$221,451

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

December 31, 2021	Cost of Goods Sold	Selling, General and Administrative Expenses	Total
Operating lease costs
Fixed	$20,130	104,651	124,781
Short-term	13,415	18,434	31,849
Variable	7,949	30,127	38,076
Sub-leases	(529)	(1,113)	(1,642)
	$40,965	152,099	193,064

	Depreciation and Amortization	Interest	Total
Finance lease costs
Amortization of leased assets	$9,193	—	9,193
Interest on lease liabilities	—	772	772
	$9,193	772	9,965
Net lease costs			$203,029

December 31, 2020	Cost of Goods Sold	Selling, General and Administrative Expenses	Total
Operating lease costs
Fixed	$25,067	102,504	127,571
Short-term	11,633	16,021	27,654
Variable	8,285	30,036	38,321
Sub-leases	(411)	(741)	(1,152)
	$44,574	147,820	192,394

	Depreciation and Amortization	Interest	Total
Finance lease costs
Amortization of leased assets	$6,423	—	6,423
Interest on lease liabilities	—	690	690
	$6,423	690	7,113
Net lease costs			$199,507

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

Supplemental balance sheet information related to leases is as follows:

	Classification	December 31, 2022	December 31, 2021
Assets
Operating Leases
ROU operating lease assets	ROU operating lease assets	$387,816	389,967
Finance Leases
Property, plant and equipment, gross	Property, plant and equipment	82,653	67,984
Accumulated depreciation	Accumulated depreciation	(30,218)	(19,902)
Property, plant and equipment, net	Property, plant and equipment, net	52,435	48,082
Total lease assets		$440,251	438,049

Liabilities
Operating Leases
Other current	Current operating lease liabilities	$105,266	104,434
Non-current	Non-current operating lease liabilities	296,136	297,390
Total operating liabilities		401,402	401,824
Finance Leases
Short-term debt	Short-term debt and current portion of long-term debt	11,765	9,560
Long-term debt	Long-term debt, less current portion	40,285	38,390
Total finance liabilities		52,050	47,950
Total lease liabilities		$453,452	449,774

Maturities of lease liabilities as of December 31, 2022 are as follows:

Year ending December 31,	Finance Leases	Operating Leases	Total
2023	$12,574	125,068	137,642
2024	10,939	103,229	114,168
2025	9,498	82,839	92,337
2026	7,344	61,815	69,159
2027	4,433	34,829	39,262
Thereafter	10,509	27,414	37,923
Total lease payments	55,297	435,194	490,491
Less imputed interest	3,247	33,792
Present value, Total	$52,050	401,402

The Company had approximately $6,516 of leases that commenced after December 31, 2022 that created rights and obligations to the Company. These leases are not included in the above maturity schedule.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

Lease term and discount rate are as follows:

	December 31, 2022	December 31, 2021
Weighted Average Remaining Lease Term
Operating Leases	4.5 years	4.7 years
Finance Leases	6.2 years	7.2 years

Weighted Average Discount Rate
Operating Leases	3.8%	2.4%
Finance Leases	1.5%	1.3%

Supplemental cash flow information related to leases was as follows:

	Twelve Months Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$129,895	122,886	124,708
Operating cash flows from finance leases	816	772	690
Financing cash flows from finance leases	10,770	9,289	6,386
ROU assets obtained in exchange for lease obligations:
Operating leases	119,115	186,605	110,036
Finance leases	16,160	13,395	18,248
Amortization:
Amortization of ROU operating lease assets (1)	120,666	115,650	113,898
(1) Amortization of ROU operating lease assets during the period is reflected in Other assets and prepaid expenses on the Consolidated Statements of Cash Flows.

(13) Stock-Based Compensation

The Company recognized compensation expense for all share-based payments granted for the years ended December 31, 2022, 2021 and 2020 based on the grant-date fair value estimated in accordance with the provisions of ASC 718-10. Compensation expense is recognized on a straight-line basis over the options’ or other awards’ estimated lives for fixed awards with ratable vesting provisions.

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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

Restricted Stock Plans

A summary of the Company’s RSUs under the Company’s long-term incentive plans as of December 31, 2022, and changes during the year then ended is presented as follows:

	Shares	Weighted average grant date fair value	Weighted average remaining contractual term (years)	Aggregate intrinsic value
RSUs outstanding, December 31, 2021	439	$128.62
Granted	192	137.30
Released	(134)	143.41
Forfeited	(43)	140.66
RSUs outstanding, December 31, 2022	454	$126.79	1.0	$46,378
Expected to vest as of December 31, 2022	437		1.0	$44,668
The Company recognized stock-based compensation costs related to the issuance of RSUs of $22,409 ($16,582, net of taxes), $25,651 ($18,982, net of taxes) and $19,697 ($14,576, net of taxes) for the years ended December 31, 2022, 2021 and 2020, respectively, which has been allocated to selling, general and administrative expenses and cost of goods sold. Pre-tax unrecognized compensation expense for unvested RSUs granted to employees, net of estimated forfeitures, was $19,321 as of December 31, 2022, and will be recognized as expense over a weighted-average period of approximately 1.45 years.

Additional information relating to the Company’s RSUs under the Company’s long-term incentive plans are as follows:

	2022	2021	2020
RSUs outstanding, January 1	439	375	362
Granted	192	194	192
Released	(134)	(105)	(146)
Forfeited	(43)	(25)	(33)
RSUs outstanding, December 31	454	439	375
Expected to vest as of December 31	437	418	361
During 2022, 2021 and 2020, shares were awarded each year to certain non-employee directors in lieu of cash for their annual retainers. The total number of shares were 2, 3, and 2, respectively.

(14) Other Expense (Income)
Following is a summary of other expense (income):

	2022	2021	2020
Foreign currency losses (gains), net	$15,429	6,298	7,815
Release of indemnification asset	7,324	—	—
Impairment of joint venture in Brazil	—	—	3,599
Resolution of foreign non-income tax contingencies	—	(6,211)	—
All other, net	(14,367)	(12,321)	(12,165)
Total other expense (income), net	$8,386	(12,234)	(751)

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

(15) Income Taxes
Following is a summary of (loss) earnings before income taxes for United States and foreign operations:

	2022	2021	2020
United States	$(233,208)	380,632	94,829
Foreign	417,101	909,361	489,545
Earnings before income taxes	$183,893	1,289,993	584,374

Income tax expense (benefit) for the years ended December 31, 2022, 2021 and 2020 consists of the following:

	2022	2021	2020
Current income taxes:
U.S. federal	$91,948	93,085	(33,821)
State and local	11,230	24,904	7,794
Foreign	106,032	143,385	72,350
Total current	209,210	261,374	46,323
Deferred income taxes:
U.S. federal	(27,756)	(2,655)	14,533
State and local	9,586	13,306	112
Foreign	(32,930)	(15,580)	7,679
Total deferred	(51,100)	(4,929)	22,324
Total income tax expense	$158,110	256,445	68,647

The geographic dispersion of earnings and losses contributes to the annual changes in the Company’s effective tax rates. A substantial portion of the Company’s business activities are conducted in the United States, which gave rise to a loss in the current year. The Company is also subject to taxation in other jurisdictions where it has operations, including Australia, Belgium, Brazil, Bulgaria, France, Ireland, Italy, Luxembourg, Malaysia, Mexico, the Netherlands, New Zealand, Poland, Russia, Spain and the United Kingdom. The effective tax rates that the Company accrues in these jurisdictions vary widely, but they are generally lower than the Company’s overall effective tax rate. The Company’s domestic effective tax rates for the years ended December 31, 2022, 2021 and 2020 were (36.5)%, 33.8%, and (12.0)%, respectively, and its non-U.S. effective tax rates for the years ended December 31, 2022, 2021 and 2020 were 17.5%, 14.1%, and 16.3%, respectively. The difference in rates applicable in foreign jurisdictions results from many factors, including lower statutory rates, historical loss carry-forwards, financing arrangements, and other factors. The Company’s effective tax rate has been and will continue to be impacted by the geographical dispersion of the Company’s earnings and losses. To the extent that domestic earnings increase while the foreign earnings remain flat or decrease, or increase at a lower rate, the Company’s effective tax rate will increase.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

Income tax expense (benefit) attributable to earnings before income taxes differs from the amounts computed by applying the U.S. statutory federal income tax rate to earnings before income taxes as follows:

	2022	2021	2020
Income taxes at statutory rate	$38,618	270,898	122,719
State and local income taxes, net of federal income tax benefit	4,858	25,658	8,081
Foreign income taxes (1)	(50,483)	(34,981)	(57,898)
Change in valuation allowance	44,814	5,947	35,381
Impairment of non-deductible goodwill	132,497	—	—
Loss on previously taxed earnings	—	—	(10,346)
Carryback rate differential (2)	—	(15,743)	(33,739)
Fixed asset adjustments	(7,289)	(7,113)	(8,630)
Non-deductible expenses	11,250	8,128	8,424
General business credits and incentives	(21,833)	(3,958)	(4,004)
Global intangible low-taxed income	7,200	34,400	2,500
Italy step-up adjustment (3)	—	(22,163)	—
Tax contingencies and audit settlements, net	(96)	12,505	6,779
Other, net	(1,426)	(17,133)	(620)
	$158,110	256,445	68,647
(1) Foreign income taxes include statutory rate differences, financing arrangements, withholding taxes, local income taxes, notional deductions, and other miscellaneous items.
(2) The CARES Act permits the Company to carry back its 2020 U.S. taxable loss to a tax year before the corporate income tax rate was lowered by the Tax Cuts and Jobs Act.
(3) The company realized a one-time Italian step-up benefit allowing for the realignment of tax asset values.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2022 and 2021 are presented below:

	2022	2021
Deferred tax assets:
Accounts receivable	$15,783	16,550
Inventories	53,088	38,388
Employee benefits	47,089	54,865
Accrued expenses and other	95,682	73,983
Deductible state tax and interest benefit	7,584	7,206
Intangibles	122,710	135,777
Lease liabilities	108,596	106,753
Interest expense	10,749	—
Federal, foreign and state net operating losses and credits	448,759	408,434
Gross deferred tax assets	910,040	841,956
Valuation allowance	(284,347)	(236,357)
Net deferred tax assets	625,693	605,599
Deferred tax liabilities:
Inventories	(17,415)	(23,484)
Plant and equipment	(463,810)	(467,451)
Intangibles	(175,788)	(188,417)
Right of use operating lease assets	(102,959)	(101,935)
Prepaids	(47,079)	(45,077)
Other liabilities	(58,799)	(67,914)
Gross deferred tax liabilities	(865,850)	(894,278)
Net deferred tax liability	$(240,157)	(288,679)

The Company evaluates its ability to realize the tax benefits associated with deferred tax assets by analyzing its forecasted taxable income using both historic and projected future operating results, the reversal of existing temporary differences, taxable income in prior carry-back years (if permitted) and the availability of tax planning strategies. The valuation allowance as of December 31, 2022, and 2021 is $284,347 and $236,357, respectively. The valuation allowance as of December 31, 2022 relates to the net deferred tax assets of certain of the Company’s foreign subsidiaries as well as certain state net operating losses and tax credits. The total change in the 2022 valuation allowance was an increase of $47,990 related to increased losses, foreign currency translation, and other activities. The total change in the 2021 valuation allowance was a decrease of $31,481 related to tax rate changes, foreign currency translation, and other activities.
Management believes it is more likely than not that the Company will realize the benefits of its deferred tax assets, net of valuation allowances, based upon the expected reversal of deferred tax liabilities and the level of historic and forecasted taxable income over periods in which the deferred tax assets are deductible.
As of December 31, 2022, the Company has state net operating loss carry forwards and state tax credits with potential tax benefits of $46,388, net of federal income tax benefit; these carry forwards expire over various periods based on taxing jurisdiction. A valuation allowance totaling $31,760 has been recorded against these state deferred tax assets as of December 31, 2022. In addition, as of December 31, 2022, the Company has credits and net operating loss carry forwards in the U.S. with potential tax benefits of $6,753 and in various foreign jurisdictions with potential tax benefits of $1,565,514. A valuation allowance of $6,242 and $246,345, respectively, has been recorded against these deferred tax assets as of December 31, 2022.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

As a result of the redemption of hybrid instruments in response to changes in global tax regimes, the Company has an ASC 740-10 liability of $1,169,896 for the full tax effected loss on the hybrid instrument in the Tax Uncertainties section below. This ASC 740-10-45 liability is recorded as a reduction to the related deferred tax asset in the financial statements as a result of management’s determination that it is not more likely than not that the benefit will be realized.
The Company has no intentions or plans to repatriate foreign earnings and continues to assert that historical earnings of its foreign subsidiaries as of December 31, 2022 are permanently reinvested. Should the remaining earnings be distributed in the form of dividends in the future, the Company might be subject to withholding taxes (possibly offset by U.S. foreign tax credits) in various foreign jurisdictions, but the Company would not expect incremental U.S. federal or state taxes to be accrued on these previously taxed earnings.

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

As of December 31, 2022, the Company’s gross amount of unrecognized tax benefits is $1,230,632, excluding interest and penalties. If the Company were to prevail on all uncertain tax positions, $47,881 of the unrecognized tax benefits would affect the Company’s effective tax rate, exclusive of any benefits related to interest and penalties.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2022	2021
Balance as of January 1	$1,296,523	1,388,391
Additions based on tax positions related to the current year	1,439	458
Additions for tax positions of prior years	4,678	18,001
Reductions resulting from the lapse of the statute of limitations	(3,419)	(3,336)
Effects of foreign currency translation	(68,589)	(106,991)
Balance as of December 31	$1,230,632	1,296,523
As a result of the redemption of hybrid instruments in response to changes in global tax regimes, the Company has an ASC 740-10 liability for the full tax effected loss on hybrid instruments. This ASC 740-10-45 liability is recorded as a reduction to the related deferred tax asset in the financial statements as a result of management’s determination that it is not more likely than not that the benefit will be realized. The tax effected loss was adjusted for foreign currency translation changes in 2022, resulting in an updated balance of $1,169,896 as of December 31, 2022.

As of December 31, 2022 and 2021, the Company has $14,801 and $14,494, respectively, accrued for the payment of interest and penalties, excluding the federal tax benefit of interest deductions where applicable. During the years ended December 31, 2022, 2021 and 2020, the Company accrued interest and penalties through income tax expense of $437, $3,236 and $(695), respectively.

The Company believes that its unrecognized tax benefits could decrease by $9,152 within the next twelve months. The Company’s 2018, 2019 and 2020 federal tax returns are currently under audit by the Internal Revenue Service. As permitted by the CARES Act, the company carried back its 2020 taxable losses to tax years before the corporate income tax rate was lowered by the Tax Cut and Jobs Act. Federal income tax matters related to years prior to 2014 have been effectively settled. Various other state and foreign income tax returns are open to examination for various years.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

Belgian Tax Matter

The Company has been in a dispute with the Belgian Tax Authority (the “BTA”) regarding the proper tax treatment of the royalty income arising from intellectual property (“IP”) owned by a Luxembourg subsidiary, Flooring Industries Limited S.à r.l. (“FIL”). The BTA had assessed Unilin BV for the calendar years ending December 2005 through 2010 in an amount totaling €223,321 (including penalties but excluding interest), alleging that Unilin BV inappropriately transferred valuable IP to FIL and income associated with that IP should be taxed in Belgium. Unilin BV challenged all of these assessments and prevailed both in the Court of First Appeal in Bruges and in the Ghent Court of Appeal. In 2021, the BTA indicated it will not appeal these cases to the Supreme Court and has withdrawn all of the assessments for 2005 through 2010. Consequently, all of those tax years are now closed.

Having lost under its original theory, the BTA initiated new assessments for later years against FIL rather than Unilin BV. In that connection, the BTA alleged that FIL had a taxable presence in Belgium and should have been taxed on royalties received in respect of its IP. The BTA issued initial assessments in December 2020 and June 2021 that totaled €371,696 (including penalties but excluding interest) for calendar years ending December 2013 through 2018. However, in November and December of 2021, the BTA cancelled these assessments and in April 2022 issued new assessments that total €186,734 (including penalties but excluding interest) for those years using different calculations. The Company was expecting an additional assessment for 2019. Under the statute of limitations, the BTA may not assess FIL for any years prior to 2013, and the Company believes that FIL’s statute of limitations is closed for 2013 through 2016. These assessments would involve the same underlying facts at issue in the above referenced cases where Unilin BV prevailed at two different levels. Although Mohawk believes its tax position in Belgium was correct, FIL entered into an agreement with the BTA on November 23, 2022, to settle the dispute for a one-time payment of €3,000. No fines were upheld due to the good faith of the company. This settlement covers calendar years ending December 31, 2013, through 2020. Consequently, FIL will not be liable for additional taxes, penalties, or interest related to all calendar years through the year ending December 31, 2020.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

(16) Commitments and Contingencies

The Company had approximately $19,614 and $1,432 in standby letters of credit for various insurance contracts and commitments to foreign vendors as of December 31, 2022 and 2021, respectively that expire within two years.

From time to time in the regular course of its business, the Company is involved in various lawsuits, claims, investigations and other legal matters. Except as noted below, there are no material legal proceedings pending or known by the Company to be contemplated to which the Company is a party or to which any of its property is subject.

Perfluorinated Compounds (“PFCs”) Litigation

In September 2016, the Water Works and Sewer Board of the City of Gadsden, Alabama (the “Gadsden Water Board”) filed an individual complaint in the Circuit Court of Etowah County, Alabama against certain manufacturers, suppliers, and users of chemicals containing specific PFCs, including the Company. In May 2017, the Water Works and Sewer Board of the Town of Centre, Alabama (the “Centre Water Board”) filed a similar complaint in the Circuit Court of Cherokee County, Alabama. The Gadsden Water Board and the Centre Water Board both sought monetary damages and injunctive relief claiming that their water supplies contain excessive amounts of PFCs. Certain defendants, including the Company, filed dispositive motions in each case arguing that the Alabama state courts lack personal jurisdiction over them. These motions were denied. In June and September 2018, certain defendants, including the Company, petitioned the Alabama Supreme Court for Writs of Mandamus directing each lower court to enter an order granting the defendants’ dispositive motions on personal jurisdiction grounds. The Alabama Supreme Court denied the petitions on December 20, 2019. Certain defendants, including the Company, filed an Application for Rehearing with the Alabama Supreme Court asking the court to reconsider its December 2019 decision. The Alabama Supreme Court denied the application for rehearing. On August 21, 2020, certain defendants, including the Company, petitioned the Supreme Court of the United States for review of the matter. On January 19, 2021, the Supreme Court denied the defendants’ petition for review. On October 14, 2022, the Gadsden Water Board settled its claims against Mohawk Industries, Inc. and Mohawk Carpet, LLC. The case filed by the Centre Water Board remains pending.

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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

Putative Securities Class Action

On January 3, 2020, the Company and certain of its executive officers were named as defendants in a putative shareholder class action lawsuit filed in the United States District Court for the Northern District of Georgia (the “Securities Class Action”). The complaint alleged that defendants violated the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making materially false and misleading statements and that the officers are control persons under Section 20(a) of the Securities Exchange Act of 1934. The complaint was filed on behalf of shareholders who purchased shares of the Company’s common stock between April 28, 2017 and July 25, 2019 (“Class Period”). On June 29, 2020, an amended complaint was filed in the Securities Class Action against Mohawk and its CEO Jeff Lorberbaum, based on the same claims and the same Class Period. The amended complaint alleges that the Company (1) engaged in fabricating revenues by attempting delivery to customers that were closed and recognizing these attempts as sales; (2) overproduced product to report higher operating margins and maintained significant inventory that was not salable; and (3) valued certain inventory improperly or improperly delivered inventory with knowledge that it was defective and customers would return it. On October 27, 2020, defendants filed a motion to dismiss the amended complaint. On September 29, 2021, the court issued an order granting in part and denying the defendants’ motion to dismiss the amended complaint. Defendants filed an answer to the amended complaint on November 12, 2021, and fact discovery commenced. On January 26, 2022, Lead Plaintiff moved for class certification, to appoint itself as class representative, and for appointment of class counsel. The court granted plaintiff’s motion for class certification on November 28, 2022. On December 13, 2022, the parties reached an agreement in principle to settle the Securities Class Action for $60,000, of which a significant portion is covered by insurance, in exchange for the dismissal and a release of all claims against the defendants (the “Agreement”). The Agreement, which is subject to court approval, is without admission of fault or wrongdoing by defendants. On February 6, 2023, the court issued an order granting Lead Plaintiff’s motion to preliminarily approve the settlement and setting May 31, 2023 as the date of the final settlement hearing. The Company believes the allegations in the Securities Class Action are without merit.

Government Subpoenas

As previously disclosed, on June 25, 2020, the Company received subpoenas issued by the U.S. Attorney’s Office for the Northern District of Georgia (the “USAO”) and the U.S. Securities and Exchange Commission (the “SEC”) relating to matters similar to the allegations of wrongdoing raised by the Securities Class Action. The Company’s Audit Committee, with the assistance of outside legal counsel, conducted a thorough internal investigation into these allegations. The Audit Committee has completed the investigation and concluded that the allegations of wrongdoing are without merit. The USAO and SEC investigations are ongoing, and the Company is cooperating fully with those authorities. The Company will continue to vigorously defend against the allegations of wrongdoing and does not believe they have merit.

Delaware State Court Action

The Company and certain of its present and former executive officers were named as defendants in a putative state securities class action lawsuit filed in the Superior Court of the State of Delaware on January 30, 2020. The complaint alleged that defendants violated Sections 11 and 12 of the Securities Act of 1933. The complaint was filed on behalf of shareholders who purchased shares of the Company’s common stock in Mohawk Industries Retirement Plan 1 and Mohawk Industries Retirement Plan 2 between April 27, 2017 and July 25, 2019. On March 27, 2020, the court granted a temporary stay of the litigation. The stay may be lifted according to the terms set forth in the court’s order to stay litigation. The parties reached an agreement in principle to settle the lawsuit, which will be funded in full by Mohawk’s insurers, in exchange for the dismissal and a release of all claims against the defendants (the “Settlement Agreement”). The Settlement Agreement, which is subject to court approval, is without admission of fault or wrongdoing by defendants. The Company believes the allegations in the lawsuit are without merit.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

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

On May 19, 2022, the parties in the last-filed action filed a joint motion to transfer the investor action initiated on May 11, 2022 to the Metro Atlanta Business Case Division where the other four actions were and are pending. On August 2, 2022, this motion was granted and the last-filed investor action initiated on May 11, 2022 was transferred to the Metro Atlanta Business Case Division. On September 1, 2022, defendants in the last-filed investor action filed motions to dismiss the complaint filed on May 2022 and answers to the same. On November 16, 2022, plaintiffs in the last-filed investor action voluntarily dismissed the suit. The Company intends to vigorously defend against the claims in these actions.

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

On December 13, 2021, defendants filed motions to dismiss the June 22, 2021 complaint, which motions are fully briefed and remain pending. On July 6, 2022, defendants filed motions to dismiss the March 25, 2022 complaint, which motions are fully briefed and remain pending. On July 27, 2022, defendants filed motions to dismiss the April 26, 2022 complaint, which motions are fully briefed as of November 4, 2022 and remain pending. On August 9, 2022, defendants filed a motion to consolidate all three Federal Investor Actions for pre-trial purposes, which motion is fully briefed and remains pending. The Company intends to vigorously defend against the claims asserted in the Federal Investor Actions.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

(17) Consolidated Statements of Cash Flows Information
Supplemental disclosures of cash flow information are as follows:

	2022	2021	2020
Net cash paid during the years for:
Interest	$75,199	75,514	44,584
Income taxes	$248,693	323,718	106,891

Supplemental schedule of non-cash investing and financing activities:
Unpaid property plant and equipment in accounts payable and accrued expenses	$118,701	117,084	90,767

Fair value of net assets acquired in acquisition	$243,934	176,924	—
Liabilities assumed in acquisition	(34,332)	(52,955)	—
	$209,602	123,969	—

(18) Segment Reporting
The Company has three reporting segments: Global Ceramic, Flooring NA and Flooring ROW. Global Ceramic designs, manufactures, sources and markets a broad line of ceramic tile, porcelain tile, natural stone, porcelain slabs, quartz countertops and other products, which it distributes primarily in North America, Europe, South America and Russia through its network of regional distribution centers and Company-operated service centers using Company-operated trucks, common carriers or rail transportation. The segment’s product lines are sold through Company-operated service centers, independent distributors, home center retailers, tile and flooring retailers and contractors. Flooring NA designs, manufactures, sources and markets its floor covering product lines, including carpets, rugs, carpet pad, laminate, resilient (includes sheet vinyl and LVT) and wood flooring, which it distributes through its network of regional distribution centers and satellite warehouses using Company-operated trucks, common carriers or rail transportation. The segment’s product lines are sold through various selling channels, including independent floor covering retailers, distributors, home centers, mass merchandisers, department stores, shop at home, buying groups, commercial contractors and commercial end users. Flooring ROW designs, manufactures, sources, licenses and markets laminate, sheet vinyl, LVT, wood flooring, roofing elements, insulation boards, medium-density fiberboard (“MDF”), chipboards and other wood products, which it distributes primarily in Europe, Australia, New Zealand and Russia through various selling channels, which include retailers, Company-operated distributors, independent distributors and home centers.

The accounting policies for each operating segment are consistent with the Company’s policies for the Consolidated Financial Statements. Amounts disclosed for each segment are prior to any elimination or consolidation entries. Corporate general and administrative expenses attributable to each segment are estimated and allocated accordingly. Segment performance is evaluated based on operating income. No single customer accounted for more than 10% of net sales for the years ended December 31, 2022, 2021 or 2020.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

Segment information is as follows:

	2022	2021	2020
Assets:
Global Ceramic	$4,841,310	5,160,776	5,250,069
Flooring NA	4,299,360	4,125,960	3,594,976
Flooring ROW	4,275,519	4,361,741	4,194,447
Corporate and intersegment eliminations	704,243	576,040	1,288,259
Total	$14,120,432	14,224,517	14,327,751

Geographic net sales:
United States	$6,490,079	6,181,628	5,530,407
Europe	3,152,051	3,117,892	2,486,770
Russia	549,597	450,010	385,830
Other	1,545,338	1,451,083	1,149,190
Total	$11,737,065	11,200,613	9,552,197

Long-lived assets: (1)
United States	$2,317,409	2,309,575	2,230,971
Belgium	961,086	976,311	983,627
Other	1,770,499	1,740,946	1,699,768
Total	$5,048,994	5,026,832	4,914,366

Net sales by product categories:
Ceramic & Stone	$4,320,423	3,938,654	3,457,203
Carpet & Resilient	4,235,815	4,294,042	3,735,888
Laminate & Wood	1,964,486	1,852,766	1,538,967
Other (2)	1,216,341	1,115,151	820,139
Total	$11,737,065	11,200,613	9,552,197

Net sales:
Global Ceramic	$4,307,681	3,917,319	3,432,756
Flooring NA	4,207,041	4,116,405	3,594,075
Flooring ROW	3,222,343	3,166,889	2,525,366
Total	$11,737,065	11,200,613	9,552,197
(1) Long-lived assets are composed of property, plant and equipment - net, and ROU operating lease assets.
(2) Other includes roofing elements, insulation boards, chipboards and IP contracts.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

	2022	2021	2020
Operating (loss) income:
Global Ceramic	$(236,066)	403,135	167,731
Flooring NA	231,076	407,577	147,442
Flooring ROW	340,167	571,126	366,934
Corporate and intersegment eliminations	(90,960)	(46,827)	(46,105)
Total	$244,217	1,335,011	636,002

Depreciation and amortization:
Global Ceramic	$198,866	210,634	215,488
Flooring NA	231,279	211,872	214,599
Flooring ROW	156,041	156,700	164,701
Corporate	9,278	12,505	12,719
Total	$595,464	591,711	607,507

Capital expenditures (excluding acquisitions):
Global Ceramic	$154,266	167,224	121,418
Flooring NA	231,068	327,691	186,179
Flooring ROW	178,313	164,318	113,378
Corporate	17,095	16,887	4,582
Total	$580,742	676,120	425,557

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

Under the supervision and with the participation of management, including the Company’s Principal Executive Officer and Principal Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s internal control over financial reporting as of December 31, 2022.  In conducting this evaluation, the Company used the framework set forth in the report titled “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the results of this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit report which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to information contained in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders under the following headings: “Election of Directors—Director, Director Nominee and Executive Officer Information,” “—Nominees for Director,” “—Continuing Directors,” “—Contractual Obligations with respect to the Election of Directors”, “—Executive Officers,” “—Meetings and Committees of the Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Audit Committee” and “Corporate Governance.” The Company has adopted the Mohawk Industries, Inc. Standards of Conduct and Ethics, which applies to all of its directors, officers and employees. The standards of conduct and ethics are publicly available on the Company’s website at http://www.mohawkind.com and will be made available in print without charge to any stockholder who requests them. If the Company makes any substantive amendments to the standards of conduct and ethics, or grants any waiver, including any implicit waiver, from a provision of the standards required by regulations of the Commission to apply to the Company’s chief executive officer, chief financial officer or chief accounting officer, the Company will disclose the nature of the amendment or waiver on its website. The Company may elect to also disclose the amendment or waiver in a report on Form 8-K filed with the SEC. The Company has adopted the Mohawk Industries, Inc. Board of Directors Corporate Governance Guidelines, which are publicly available on the Company’s website and will be made available in print without charge to any stockholder who requests it.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to information contained in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders under the following headings: “Compensation Discussion and Analysis,” “Executive Compensation—Summary Compensation Table,” “—Grants of Plan Based Awards,” “—Outstanding Equity Awards at Year End,” “—Option Exercises and Stock Vested,” “—Nonqualified Deferred Compensation,” “—Certain Relationships and Related Transactions,” “—Compensation Committee Interlocks and Insider Participation,” “—Compensation Committee Report” and “Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to information contained in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders under the following headings: “Executive Compensation—Equity Compensation Plan Information,” and “—Principal Stockholders of the Company.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to information contained in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders under the following heading: “Election of Directors—Meetings and Committees of the Board of Directors,” and “Executive Compensation—Certain Relationships and Related Transactions.”

Item 14.Principal Accounting Fees and Services

Our independent registered public accounting firm is KPMG LLP, Atlanta, GA, Auditor ID: 185.

The information required by this item is incorporated by reference to information contained in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders under the following heading: “Audit Committee—Principal Accountant Fees and Services” and “Election of Directors—Meetings and Committees of the Board of Directors.”

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

*4.8	Form of Note for the 1.750% Senior Notes due 2027 (Incorporated herein by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K dated June 12, 2020.)

*4.9	Description of Registrant’s Securities. (Incorporated herein by reference to Exhibit 4.9 of the Company’s Annual Report on Form 10-K filed on February 23, 2022.)

*10.1	Registration Rights Agreement by and among Mohawk and the former shareholders of Aladdin. (Incorporated herein by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K (File No. 001-13697) for the fiscal year ended December 31, 1993.)

*10.2	Waiver Agreement between Alan S. Lorberbaum and Mohawk dated as of March 23, 1994 to the Registration Rights Agreement dated as of February 25, 1994 between Mohawk and those other persons who are signatories thereto. (Incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q (File No. 001-13697) for the quarter ended July 2, 1994.)

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

*10.6
Third Amendment to Second Amended and Restated Credit Agreement, dated as of October 28, 2021, by and among the Company and certain of its subsidiaries, as borrowers, Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto. (Incorporated herein by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K filed on February 23, 2022.)

*10.7
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

*10.8
Credit Agreement, dated as of August 12, 2022, by and among the Company and Mohawk International Holdings S.à r.l., as borrowers, certain of its subsidiaries, as guarantors, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto. (Incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on August 12, 2022.)

*10.9
First Amendment to Credit Agreement and Increase Agreement, dated as of October 3, 2022, by and among the Company and Mohawk International Holdings S.à r.l., as borrowers, certain of its subsidiaries, as guarantors, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto. (Incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on October 28, 2022.)

Exhibits Related to Executive Compensation Plans, Contracts and other Arrangements:

*10.10
Service Agreement dated December 18, 2018, by and between Mohawk International Services BVBA and Comm. V. “Bernard Thiers”. (Incorporated herein by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.)

*10.11
Employment Agreement dated December 29, 2018, by and between Mohawk Carpet, LLC and Paul F. De Cock (Incorporated herein by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.)

*10.12
The Mohawk Industries, Inc. Senior Management Deferred Compensation Plan, as amended and restated as of January 1, 2015. (Incorporated herein by reference to Exhibit 10.19 in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2015.)

*10.13	Mohawk Industries, Inc. Non-Employee Director Stock Compensation Plan. (Incorporated herein by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K filed on February 23, 2022.)

*10.14
Mohawk Industries, Inc. 2007 Incentive Plan (Incorporated herein by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-13697) filed with the Securities and Exchange Commission on April 9, 2007.)

*10.15
Mohawk Industries, Inc. 2012 Incentive Plan (Incorporated herein by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-13697) filed with the Securities and Exchange Commission on April 3, 2012.)

*10.16
Mohawk Industries, Inc. 2017 Incentive Plan (Incorporated herein by reference to Annex B of the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-13697) filed with the Securities and Exchange Commission on April 6, 2017.)

10.17	Form of Restricted Stock Unit Award Agreement

21	Subsidiaries of the Registrant.

22	Subsidiary Guarantors.

23.1	Consent of Independent Registered Public Accounting Firm (KPMG LLP).

31.1	Certification Pursuant to Rule 13a-14(a).

31.2	Certification Pursuant to Rule 13a-14(a).

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1	Mine Safety Disclosure pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

*	Indicates exhibit incorporated by reference.
Item 16.Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mohawk Industries, Inc.
	By:	/s/ JEFFREY S. LORBERBAUM
February 22, 2023		Jeffrey S. Lorberbaum,
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 22, 2023	/s/ JEFFREY S. LORBERBAUM
Jeffrey S. Lorberbaum,
Chairman and Chief Executive Officer (principal executive officer)

February 22, 2023	/s/ JAMES F. BRUNK
James F. Brunk,
Chief Financial Officer (principal financial officer)

February 22, 2023	/s/ WILLIAM W. HARKINS II
William W. Harkins II,
Chief Accounting Officer and Corporate Controller (principal accounting officer)

February 22, 2023	/s/ BRUCE C. BRUCKMANN
Bruce C. Bruckmann, Director

February 22, 2023	/s/ JERRY W. BURRIS
Jerry W. Burris, Director

February 22, 2023	/s/ JOHN M. ENGQUIST
John M. Engquist, Director

February 22, 2023	/s/ JOSEPH A. ONORATO
Joseph A. Onorato, Director

February 22, 2023	/s/ WILLIAM H. RUNGE III
William H. Runge III, Director

February 22, 2023	/s/ KAREN A. SMITH BOGART
Karen A. Smith Bogart, Director

February 22, 2023	/s/ W. CHRISTOPHER WELLBORN
W. Christopher Wellborn, Director