Form 10-Q
period 2023-04-01
MOHAWK INDUSTRIES INC
filed 2023-04-28
CIK 851968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s common stock as of April 26, 2023, the latest practicable date, is as follows: 63,679,590 shares of common stock, $.01 par value.

MOHAWK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except per share data)	April 1, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$572,858	509,623
Short-term investments	150,000	158,000
Receivables, net	2,052,362	1,904,786
Inventories	2,729,876	2,793,765
Prepaid expenses	534,144	498,222
Other current assets	21,899	30,703
Total current assets	6,061,139	5,895,099
Property, plant and equipment	10,092,799	9,647,779
Less: accumulated depreciation	5,146,847	4,986,601
Property, plant and equipment, net	4,945,952	4,661,178
Right of use operating lease assets	396,064	387,816
Goodwill	2,022,457	1,927,759
Tradenames	707,528	668,328
Other intangible assets subject to amortization, net	185,536	189,620
Deferred income taxes and other non-current assets	444,781	390,632
Total assets	$14,763,457	14,120,432

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$1,056,473	840,571
Accounts payable and accrued expenses	2,155,412	2,124,448
Current operating lease liabilities	106,488	105,266
Total current liabilities	3,318,373	3,070,285
Deferred income taxes	428,750	444,660
Long-term debt, less current portion	2,265,138	1,978,563
Non-current operating lease liabilities	304,123	296,136
Other long-term liabilities	341,367	312,874
Total liabilities	6,657,751	6,102,518
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $.01 par value; 60 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 150,000 shares authorized; 71,017 and 70,875 shares issued and outstanding in 2023 and 2022, respectively	710	709
Additional paid-in capital	1,931,987	1,930,789
Retained earnings	7,489,998	7,409,760
Accumulated other comprehensive loss	(1,107,825)	(1,114,258)
Less: treasury stock at cost; 7,338 and 7,341 shares in 2023 and 2022, respectively	215,397	215,491
Total Mohawk Industries, Inc. stockholders’ equity	8,099,473	8,011,509
Nonredeemable noncontrolling interests	6,233	6,405
Total stockholders’ equity	8,105,706	8,017,914
Total liabilities and stockholders’ equity	$14,763,457	14,120,432
See accompanying notes to the Condensed Consolidated Financial Statements

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
(In thousands, except per share data)	April 1, 2023	April 2, 2022
Net sales	$2,806,223	3,015,663
Cost of sales	2,162,781	2,213,535
Gross profit	643,442	802,128
Selling, general and administrative expenses	517,652	481,327
Operating income	125,790	320,801
Interest expense	17,137	11,481
Other (income) expense, net	(566)	2,438
Earnings before income taxes	109,219	306,882
Income tax expense	28,943	61,448
Net earnings including noncontrolling interests	80,276	245,434
Less: net earnings attributable to noncontrolling interests	38	105
Net earnings attributable to Mohawk Industries, Inc.	$80,238	245,329

Basic earnings per share attributable to Mohawk Industries, Inc.	$1.26	3.79
Weighted-average common shares outstanding—basic	63,582	64,686

Diluted earnings per share attributable to Mohawk Industries, Inc.	$1.26	3.78
Weighted-average common shares outstanding—diluted	63,846	64,970
See accompanying notes to the Condensed Consolidated Financial Statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
(In thousands)	April 1, 2023	April 2, 2022
Net earnings including noncontrolling interests	$80,276	245,434
Other comprehensive income (loss):
Foreign currency translation adjustments	6,872	(82,447)
Prior pension and post-retirement benefit service cost and actuarial gain, net of tax	(496)	537
Other comprehensive income (loss)	6,376	(81,910)
Comprehensive income (loss)	86,652	163,524
Less: comprehensive income (loss) attributable to noncontrolling interests	(19)	(158)
Comprehensive income (loss) attributable to Mohawk Industries, Inc.	$86,671	163,682
See accompanying notes to the Condensed Consolidated Financial Statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(In thousands)	April 1, 2023	April 2, 2022
Cash flows from operating activities:
Net earnings including noncontrolling interests	$80,276	245,434
Adjustments to reconcile net earnings to net cash provided by operating activities:
Restructuring	6,222	898
Depreciation and amortization	169,909	141,415
Deferred income taxes	(28,698)	13,989
Loss (gain) on disposal of property, plant and equipment	1,154	(365)
Stock-based compensation expense	5,033	5,655
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	(67,663)	(225,922)
Inventories	113,814	(141,344)
Accounts payable and accrued expenses	(33,089)	39,908
Other assets and prepaid expenses	4,283	(23,259)
Other liabilities	6,035	(1,455)
Net cash provided by operating activities	257,276	54,954
Cash flows from investing activities:
Additions to property, plant and equipment	(128,493)	(129,470)
Acquisitions, net of cash acquired	(519,397)	951
Purchases of short-term investments	(625,000)	(933,000)
Redemption of short-term investments	633,000	946,000
Net cash used in investing activities	(639,890)	(115,519)
Cash flows from financing activities:
Proceeds from Senior Credit Facilities	357,442	—
Payments on commercial paper	(6,876,331)	(2,667,668)
Proceeds from commercial paper	6,989,267	2,990,240
Net payments of other financing activities	(18,287)	(6,516)
Purchase of Mohawk common stock	—	(306,577)
Change in outstanding checks in excess of cash	(1,141)	(522)
Net cash provided by financing activities	450,950	8,957
Effect of exchange rate changes on cash and cash equivalents	(5,101)	13,272
Net change in cash and cash equivalents	63,235	(38,336)
Cash and cash equivalents, beginning of period	509,623	268,895
Cash and cash equivalents, end of period	$572,858	230,559
See accompanying notes to the Condensed Consolidated Financial Statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

1. General

Unless this Form 10-Q indicates otherwise or the context otherwise requires, the terms “we,” “our,” “us,” “Mohawk,” or “the Company” as used in this Form 10-Q refer to Mohawk Industries, Inc.

Interim Reporting

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto, and the Company’s description of critical accounting policies, included in the Company’s 2022 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. Results for interim periods are not necessarily indicative of the results for the year.

2. Acquisitions

2023 Acquisitions

During the first quarter of 2023, the Company completed the acquisitions of two ceramic tile businesses in Brazil and Mexico within Global Ceramic for $519,310. The Company’s acquisitions resulted in a goodwill allocation of $86,786. A portion of the goodwill is expected to be deductible for tax purposes. The factors contributing to the recognition of the amount of goodwill are based on several strategic and synergistic benefits that are expected to be realized from the acquisitions. These benefits include opportunities to improve the Company's ceramic performance by leveraging best practices, operational expertise, product innovation and manufacturing assets across the segment. The following table presents the preliminary allocation of the purchase price by major class of assets acquired and liabilities assumed as of the acquisition date.

Amounts recognized as of the acquisition date
Working capital	$108,177
Property, plant and equipment	336,137
Tradenames	38,539
Customer relationships	2,010
Goodwill	86,786
Long-term debt, including current portion	(26,072)
Deferred tax liabilities	(19,006)
526,571
Less: cash acquired	(7,261)
Net consideration transferred (net of cash acquired)	$519,310

The purchase price allocation is preliminary until the Company obtains information necessary to finalize its valuation of the fair value of net assets acquired during the measurement period. The supplemental pro forma information is immaterial to the Company's financial statements.

2022 Acquisitions

During the third and fourth quarters of 2022, the Company completed two acquisitions in Flooring North America (“Flooring NA”) for $164,475. The Company’s acquisitions resulted in a goodwill allocation of $60,738 and intangible assets subject to amortization of $19,900. Approximately half of the goodwill is deductible for tax purposes. During the third and fourth quarters of 2022, the Company also completed three acquisitions in Flooring Rest of the World (“Flooring ROW”) for $47,964, which resulted in a goodwill allocation of $11,542 and intangible assets subject to amortization of $3,376. An immaterial amount of goodwill is deductible for tax purposes.

3. Revenue from Contracts with Customers

Contract Liabilities

The Company records contract liabilities when it receives payment prior to fulfilling a performance obligation. Contract liabilities related to revenues are recorded in accounts payable and accrued expenses on the accompanying Condensed Consolidated Balance Sheets. The Company had contract liabilities of $68,409 and $72,572 as of April 1, 2023 and December 31, 2022, respectively.

Performance Obligations

Substantially all of the Company’s revenue is recognized at a point in time when the product is either shipped or received from the Company’s facilities and control of the product is transferred to the customer. Accordingly, the Company does not recognize a significant amount of revenue from performance obligations satisfied, or partially satisfied, in prior periods, and the amount of such revenue recognized during the three months ended April 1, 2023 and April 2, 2022 was immaterial.

Costs to Obtain a Contract

The Company incurs certain incremental costs to obtain revenue contracts. These costs relate to marketing display structures and are capitalized when the amortization period is greater than one year, with the amount recorded in other assets on the accompanying Condensed Consolidated Balance Sheets. Capitalized costs to obtain contracts were $63,082 and $59,015 as of April 1, 2023 and December 31, 2022, respectively. Straight-line amortization expense recognized during the three months ended April 1, 2023 and April 2, 2022 related to these capitalized costs were $13,099 and $12,340, respectively.

Revenue Disaggregation

The following table presents the Company’s segment revenues disaggregated by the geographical market location of customer sales and product categories for the three months ended April 1, 2023 and April 2, 2022:

April 1, 2023	Global Ceramic	Flooring NA	Flooring ROW	Total
Geographical Markets
United States	$596,642	925,808	1,233	1,523,683
Europe	205,441	221	598,659	804,321
Russia	68,028	—	32,939	100,967
Other	189,223	27,388	160,641	377,252
Total	$1,059,334	953,417	793,472	2,806,223

Product Categories
Ceramic & Stone	$1,050,124	8,617	—	1,058,741
Carpet & Resilient	9,210	750,505	222,031	981,746
Laminate & Wood	—	194,295	252,659	446,954
Other (1)	—	—	318,782	318,782
Total	$1,059,334	953,417	793,472	2,806,223

April 2, 2022	Global Ceramic	Flooring NA	Flooring ROW	Total
Geographical Markets
United States	$585,231	1,035,880	2,786	1,623,897
Europe	245,236	2,132	637,363	884,731
Russia	66,518	23	39,736	106,277
Other	167,772	33,875	199,111	400,758
Total	$1,064,757	1,071,910	878,996	3,015,663

Product Categories
Ceramic & Stone	$1,059,711	8,988	—	1,068,699
Carpet & Resilient	5,046	843,082	244,128	1,092,256
Laminate & Wood	—	219,840	297,137	516,977
Other (1)	—	—	337,731	337,731
Total	$1,064,757	1,071,910	878,996	3,015,663
(1) Other includes roofing elements, insulation boards, chipboards and IP contracts.

4. Restructuring, Acquisition and Integration-Related Costs

The Company incurs costs in connection with acquiring, integrating and restructuring acquisitions and in connection with its global cost-reduction/productivity initiatives. For example:

•In connection with acquisition activity, the Company typically incurs costs associated with executing the transactions, integrating the acquired operations (which may include expenditures for consulting and the integration of systems and processes), and restructuring the combined company (which may include charges related to employees, assets and activities that will not continue in the combined company); and

•In connection with the Company’s cost-reduction/productivity initiatives, it typically incurs costs and charges associated with site closings and other facility rationalization actions, including accelerated depreciation (“Asset write-downs”) and workforce reductions.

Restructuring, acquisition transaction and integration-related costs consisted of the following during the three months ended April 1, 2023 and April 2, 2022:

	Three Months Ended
	April 1, 2023	April 2, 2022
Cost of sales
Restructuring costs	$29,044	898
Acquisition integration-related costs	12	40
Restructuring and acquisition integration-related costs	$29,056	938

Selling, general and administrative expenses
Restructuring costs	$197	—
Acquisition transaction-related costs	375	696
Acquisition integration-related costs	2,496	284
Restructuring, acquisition transaction and integration-related costs	$3,068	980

The restructuring activity for the three months ended April 1, 2023 is as follows:

	Asset write- downs and gains on disposals	Severance	Other restructuring costs	Total
Balances as of December 31, 2022	$—	10,037	—	10,037
Restructuring costs
Global Ceramic	—	—	—	—
Flooring NA	(514)	50	7,377	6,913
Flooring ROW	21,966	1	361	22,328
Total restructuring costs	21,452	51	7,738	29,241
Cash payments	—	(2,011)	(7,052)	(9,063)
Non-cash items	(21,452)	(20)	(686)	(22,158)
Balances as of April 1, 2023	$—	8,057	—	8,057

Restructuring costs recorded in:
Cost of sales	$21,452	50	7,542	29,044
Selling, general and administrative expenses	—	1	196	197
Total restructuring costs	$21,452	51	7,738	29,241

5. Fair Value

The Company’s wholly-owned captive insurance company may invest in the Company’s commercial paper. These short-term commercial paper investments are classified as trading securities and carried at fair value based upon the Level 2 fair value hierarchy.

Items Measured at Fair Value

	April 1, 2023	December 31, 2022
Short-term investments:
Commercial paper (Level 2)	$150,000	158,000

The fair values and carrying values of the Company’s debt are disclosed in Note 18, Debt.

6. Receivables, net

	April 1, 2023	December 31, 2022
Customers, trade	$1,919,496	1,699,130
Income tax receivable	23,838	60,080
Other	190,876	219,355
Less: allowance for discounts, claims and doubtful accounts	81,848	73,779
Receivables, net	$2,052,362	1,904,786

7. Inventories

	April 1, 2023	December 31, 2022
Finished goods	$1,933,428	1,986,005
Work in process	169,030	160,757
Raw materials	627,418	647,003
Total inventories	$2,729,876	2,793,765

8. Goodwill and Intangible Assets

Goodwill:

	Global Ceramic	Flooring NA	Flooring ROW	Total
Balance as of December 31, 2022 (1)	$339,834	591,985	995,940	1,927,759
Goodwill adjustments related to acquisitions	—	(1,145)	—	(1,145)
Goodwill recognized during the period	86,786	—	—	86,786
Currency translation during the period	(1,511)	—	10,568	9,057
Balance as of April 1, 2023(1)	$425,109	590,840	1,006,508	2,022,457
(1) Net of accumulated impairment losses of $2,015,939 ($1,220,444 in Global Ceramic, $343,054 in Flooring NA and $452,441 in Flooring ROW).

Intangible assets not subject to amortization:

Tradenames
Balance as of December 31, 2022	$668,328
Intangible assets acquired during the period	38,539
Currency translation during the period	661
Balance as of April 1, 2023	$707,528

Intangible assets subject to amortization:

	Customer relationships	Patents	Other	Total
Balance as of December 31, 2022
Gross carrying amount	$673,586	242,089	8,511	924,186
Accumulated amortization	(493,361)	(239,010)	(2,195)	(734,566)
Net intangible assets subject to amortization	180,225	3,079	6,316	189,620
Balance as of April 1, 2023
Gross carrying amount	680,715	245,258	8,605	934,578
Accumulated amortization	(504,447)	(242,296)	(2,299)	(749,042)
Net intangible assets subject to amortization	$176,268	2,962	6,306	185,536

	Three Months Ended
	April 1, 2023	April 2, 2022
Amortization expense	$7,169	7,173

9. Accounts Payable and Accrued Expenses

	April 1, 2023	December 31, 2022
Outstanding checks in excess of cash	$1,653	2,791
Accounts payable, trade	1,211,652	1,094,038
Accrued expenses	657,915	742,099
Product warranties	39,572	38,425
Accrued interest	16,849	8,748
Accrued compensation and benefits	227,771	238,347
Total accounts payable and accrued expenses	$2,155,412	2,124,448

10. Accumulated Other Comprehensive Income (Loss)

	Foreign currency translation adjustments	Prior pension and post- retirement benefit service cost and actuarial gain (loss)	Total
Balance as of December 31, 2022	$(1,114,629)	371	(1,114,258)
Current period other comprehensive income (loss)	6,929	(496)	6,433
Balance as of April 1, 2023	$(1,107,700)	(125)	(1,107,825)

11. Stock-Based Compensation

The Company recognizes compensation expense for all share-based payments granted based on the grant-date fair value estimated in accordance with the provisions of ASC 718-10. Compensation expense is recognized on a straight-line basis over the awards’ estimated lives for fixed awards with ratable vesting provisions.

The Company granted 231 restricted stock units (“RSUs”) at a weighted average grant-date fair value of $103.02 per unit for the three months ended April 1, 2023. The Company granted 189 RSUs at a weighted average grant-date fair value of $137.99 per unit for the three months ended April 2, 2022. The Company recognized stock-based compensation expense related to the issuance of RSUs of $5,033 ($3,724 net of taxes) and $5,655 ($4,184 net of taxes) for the three months ended April 1, 2023 and April 2, 2022, respectively, which has been allocated to cost of sales and selling, general and administrative expenses. Pre-tax unrecognized compensation expense for unvested RSUs granted to employees, net of estimated forfeitures, was $31,830 as of April 1, 2023, and will be recognized as expense over a weighted-average period of approximately 2.16 years.

12. Other (Income) Expense, net

	Three Months Ended
	April 1, 2023	April 2, 2022
Foreign currency (gains) losses, net	$4,954	736
Release of indemnification asset	—	7,212
All other, net	(5,520)	(5,510)
Total other (income) expense, net	$(566)	2,438

13. Income Taxes

For the three months ended April 1, 2023, the Company recorded income tax expense of $28,943 on earnings before income taxes of $109,219 for an effective tax rate of 26.5%. For the three months ended April 2, 2022, the Company recorded income tax expense of $61,448 on earnings before income taxes of $306,882, for an effective tax rate of 20.0%. The increase in the effective tax rate was primarily driven by the Company’s geographic dispersion of profits and losses for the respective periods, the write-off of an income tax receivable no longer expected in the three months ended April 1, 2023 and an Italian benefit associated with the release of an uncertain tax liability in the three months ended April 2, 2022, partially offset by lower earnings before income taxes.

14. Stockholders’ Equity

The following tables reflect the changes in stockholders’ equity for the three months ended April 1, 2023 and April 2, 2022 (in thousands).

	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Nonredeemable Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount				Shares	Amount

Balances as of December 31, 2022	70,875	$709	$1,930,789	$7,409,760	($1,114,258)	(7,341)	($215,491)	$6,405	$8,017,914
Shares issued under employee and director stock plans, net of shares withheld to pay taxes on employees’ equity awards	142	1	(3,888)	—	—	3	94	—	(3,793)
Stock-based compensation expense	—	—	5,033	—	—	—	—	—	5,033
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	38	38
Currency translation adjustment on noncontrolling interests	—	—	—	—	—	—	—	(57)	(57)
Purchase of noncontrolling interest	—	—	53	—	—	—	—	(153)	(100)
Currency translation adjustment	—	—	—	—	6,929	—	—	—	6,929
Prior pension and post-retirement benefit service cost and actuarial gain	—	—	—	—	(496)	—	—	—	(496)
Net earnings	—	—	—	80,238	—	—	—	—	80,238
Balances as of April 1, 2023	71,017	$710	$1,931,987	$7,489,998	($1,107,825)	(7,338)	($215,397)	$6,233	$8,105,706

	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Nonredeemable Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount				Shares	Amount

Balances as of December 31, 2021	72,952	$729	$1,911,131	$7,692,064	($966,952)	(7,343)	($215,547)	$6,791	$8,428,216
Shares issued under employee and director stock plans, net of shares withheld to pay taxes on employees’ equity awards	105	1	(3,268)	—	—	2	52	—	(3,215)
Stock-based compensation expense	—	—	5,655	—	—	—	—	—	5,655
Repurchases of common stock	(2,177)	(21)	—	(306,556)	—	—	—	—	(306,577)
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	105	105
Currency translation adjustment on noncontrolling interests	—	—	—	—	—	—	—	(263)	(263)
Currency translation adjustment	—	—	—	—	(82,184)	—	—	—	(82,184)
Prior pension and post-retirement benefit service cost and actuarial gain	—	—	—	—	537	—	—	—	537
Net earnings	—	—	—	245,329	—	—	—	—	245,329
Balances as of April 2, 2022	70,880	$709	$1,913,518	$7,630,837	($1,048,599)	(7,341)	($215,495)	$6,633	$8,287,603

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

	Three Months Ended
	April 1, 2023	April 2, 2022
Net earnings attributable to Mohawk Industries, Inc.	$80,238	245,329

Weighted-average common shares outstanding—basic and diluted:
Weighted-average common shares outstanding—basic	63,582	64,686
Add weighted-average dilutive potential common shares—options to purchase common shares and RSUs, net	264	284
Weighted-average common shares outstanding-diluted	63,846	64,970

Earnings per share attributable to Mohawk Industries, Inc.
Basic	$1.26	3.79
Diluted	$1.26	3.78

16. Segment Reporting

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

	Three Months Ended
	April 1, 2023	April 2, 2022
Net sales:
Global Ceramic	$1,059,334	1,064,757
Flooring NA	953,417	1,071,910
Flooring ROW	793,472	878,996
Total	$2,806,223	3,015,663

Operating income (loss):
Global Ceramic	$63,317	100,338
Flooring NA	(2,013)	95,324
Flooring ROW	75,245	134,650
Corporate and intersegment eliminations	(10,759)	(9,511)
Total	$125,790	320,801

	April 1, 2023	December 31, 2022
Assets:
Global Ceramic	$5,499,366	4,841,310
Flooring NA	4,265,140	4,299,360
Flooring ROW	4,314,799	4,275,519
Corporate and intersegment eliminations	684,152	704,243
Total	$14,763,457	14,120,432

17. Commitments and Contingencies

From time to time in the regular course of its business, the Company is involved in various lawsuits, claims, investigations and other legal matters. Except as noted below, there are no material legal proceedings pending or known by the Company to be contemplated to which the Company is a party or to which any of its property is subject.

Perfluorinated Compounds (“PFCs”) Litigation

In September 2016, the Water Works and Sewer Board of the City of Gadsden, Alabama (the “Gadsden Water Board”) filed an individual complaint in the Circuit Court of Etowah County, Alabama against certain manufacturers, suppliers, and users of chemicals containing specific PFCs, including the Company. In May 2017, the Water Works and Sewer Board of the Town of Centre, Alabama (the “Centre Water Board”) filed a similar complaint in the Circuit Court of Cherokee County, Alabama. The Gadsden Water Board and the Centre Water Board both sought monetary damages and injunctive relief claiming that their water supplies contain excessive amounts of PFCs. Certain defendants, including the Company, filed dispositive motions in each case arguing that the Alabama state courts lack personal jurisdiction over them. These motions were denied. In June and September 2018, certain defendants, including the Company, petitioned the Alabama Supreme Court for Writs of Mandamus directing each lower court to enter an order granting the defendants’ dispositive motions on personal jurisdiction grounds. The Alabama Supreme Court denied the petitions on December 20, 2019. Certain defendants, including the Company, filed an Application for Rehearing with the Alabama Supreme Court asking the court to reconsider its December 2019 decision. The Alabama Supreme Court denied the application for rehearing. On August 21, 2020, certain defendants, including the Company, petitioned the Supreme Court of the United States for review of the matter. On January 19, 2021, the Supreme Court denied the defendants’ petition for review. On October 14, 2022, the Gadsden Water Board settled its claims against Mohawk Industries, Inc. and Mohawk Carpet, LLC. On March 21, 2023, the Centre Water Board settled its claims against Mohawk Industries, Inc., Mohawk Carpet, LLC, and Aladdin Manufacturing Corporation. In April 2023, Shelby County, Alabama and Talladega County, Alabama filed a complaint in the Circuit Court of Talladega County, Alabama against Aladdin Manufacturing Corporation, Aladdin Manufacturing Corporation of Alabama, LLC, Mohawk Carpet, LLC, and Mohawk Industries, Inc., among other defendants, that contains allegations substantially similar to those that were made by the Gadsden Water Board and Centre Water Board. This case remains pending.

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

On December 13, 2021, defendants filed motions to dismiss the June 22, 2021 complaint. On July 6, 2022, defendants filed motions to dismiss the March 25, 2022 complaint. On July 27, 2022, defendants filed motions to dismiss the April 26, 2022 complaint. On August 9, 2022, defendants filed a motion to consolidate all three Federal Investor Actions for pre-trial purposes. On March 31, 2023, the court issued orders in each of the Federal Investor Actions granting in part and denying in part defendants’ motions to dismiss the three Federal Investor Actions, and granting defendants’ motion to consolidate the three Federal Investor Actions for pre-trial purposes. Defendants filed answers to each of the three complaints on April 14, 2023. The Company intends to vigorously defend against the claims asserted in the Federal Investor Actions.

Derivative Actions

The Company and certain of its executive officers and directors were named as defendants in certain derivative actions filed in the United States District Court for the Northern District of Georgia on May 18, 2020 and August 6, 2020, respectively (the “NDGA Derivative Actions”), in the Superior Court of Gordon County of the State of Georgia on March 3, 2021 and July 12, 2021 (the “Georgia Derivative Actions”), and in the Delaware Court of Chancery on March 10, 2022 (the “Delaware Derivative Action”). The complaints allege that defendants breached their fiduciary duties to the Company by causing the Company to issue materially false and misleading statements. The complaints are filed on behalf of the Company and seek to remedy fiduciary duty breaches occurring from April 28, 2017 to July 25, 2019. On July 20, 2020, the court in the NDGA Derivative Actions granted a temporary stay of the litigation. On October 21, 2020, the court entered an order consolidating the NDGA Derivative Actions and appointing Lead Counsel. Other shareholders of record jointly moved to intervene in the derivative actions to stay the proceedings. On September 28, 2021, the court in the NDGA Derivative Actions issued an order granting the request to intervene. On April 8, 2021, the court in the first-filed of the Georgia Derivative Actions granted a temporary stay of the litigation. On January 18, 2022, the Court in the NDGA Derivative Actions lifted the temporary stay of the litigation. On January 20, 2022, the court in the second-filed of the Georgia Derivative Actions entered an order on scheduling requiring defendants to file and serve their response to the complaint on February 21, 2022. On February 28, 2022, the court granted a stay of the Georgia Derivative Actions until the entry of a final judgment in the NDGA Derivative Actions and stipulating that the prevailing party in the NDGA Derivative Actions would be the prevailing party in the Georgia Derivative Actions. On April 6, 2022, the court granted a stay of the Delaware Derivative Action until the entry of a final judgment in the NDGA Derivative Actions and stipulating that the prevailing party in the NDGA Derivative Actions would be the prevailing party in the Delaware Derivative Action. On March 22, 2023, the temporary stay of the NDGA Derivative Actions expired. The Company intends to vigorously defend against the claims.

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

At the Company’s election, U.S.-dollar denominated revolving loans under the Senior Credit Facility bear interest at annual rates equal to either (a) SOFR (plus a 0.10% SOFR adjustment) for 1, 3 or 6 month periods, as selected by the Company, plus an applicable margin ranging between 1.00% and 1.75% (1.13% as of April 1, 2023), or (b) the Base Rate (defined as the higher of the Wells Fargo Bank, National Association prime rate, the Federal Funds Effective Rate plus 0.5%, or SOFR (plus a 0.10% SOFR adjustment) for a 1 month period rate plus 1.0%), plus an applicable margin ranging between 0.00% and 0.75% (0.13% as of April 1, 2023). At the Company’s election, revolving loans under the Senior Credit Facility denominated in Canadian dollars, Australian dollars, Hong Kong dollars or euros bear interest at annual rates equal to either (a) the applicable benchmark for such currency plus an applicable margin ranging between 1.00% and 1.75% (1.13% as of April 1, 2023), or (b) the Base Rate plus an applicable margin ranging between 0.00% and 0.75% (0.13% as of April 1, 2023). The Company also pays a commitment fee to the lenders under the Senior Credit Facility on the average amount by which the aggregate commitments of the lenders exceed utilization of the Senior Credit Facility ranging from 0.09% to 0.20% per annum (0.11% as of April 1, 2023). The applicable margins and the commitment fee are determined based on whichever of the Company’s Consolidated Net Leverage Ratio or its senior unsecured debt rating (or if not available, corporate family rating) results in the lower applicable margins and commitment fee (with applicable margins and the commitment fee increasing as that ratio increases or those ratings decline, as applicable). On October 28, 2021, the Company amended the Senior Credit Facility to replace LIBOR for euros with the EURIBOR benchmark rate.

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

As of April 1, 2023, amounts utilized under the Senior Credit Facility included $362,138 borrowings and $19,951 of standby letters of credit related to various insurance contracts and foreign vendor commitments. Any outstanding borrowings under the Company’s U.S. and European commercial paper programs reduce the availability of the Senior Credit Facility. Including commercial paper borrowings, the Company has utilized $1,325,099 under the Senior Credit Facility, resulting in a total of $624,901 available as of April 1, 2023.

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

The proceeds from the issuance of commercial paper notes will be available for general corporate purposes. As of April 1, 2023, there was $812,900 outstanding under the U.S. commercial paper program, and the euro equivalent of $130,110 under the European program. The weighted-average interest rate and maturity period for the U.S. program were 5.38% and 20.3 days, respectively. The weighted-average interest rate and maturity period for the European program were 2.78% and 10.5 days, respectively.

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

Term Loan

On August 12, 2022, the Company and its indirect wholly-owned subsidiary, Mohawk International Holdings S.à r.l. (“Mohawk International”), entered into an agreement that provides for a delayed draw term loan facility (the “Term Loan Facility”), consisting of borrowings of up to $575,000 and €220,000. On October 3, 2022, an additional $100,000 of borrowing capacity was added to the Term Loan Facility. The Term Loan Facility could be drawn upon in up to two advances on any business day on or before December 31, 2022, with the proceeds being used for funding working capital and general corporate purposes. On October 31, 2022 and December 6, 2022, the Company made draws of $675,000 and €220,000, respectively. The Company must pay the outstanding principal amount of the Term Loan Facility, plus accrued and unpaid interest, not later than the maturity date of August 12, 2024. The Company may prepay all or a portion of the Term Loan Facility, plus accrued and unpaid interest, from time to time, without premium or penalty.

At the Company’s election, U.S. dollar-denominated loans under the Term Loan Facility bear interest at an annual rate equal to either (a) SOFR (plus a 0.10% SOFR adjustment) for 1, 3 or 6 month periods, as selected by the Company, plus an applicable margin ranging between 0.825% and 1.50% (0.900% as of April 1, 2023), determined based upon the Company’s consolidated net leverage ratio, or (b) the base rate (defined as the higher of the Wells Fargo Bank, National Association prime rate, the Federal Funds Effective Rate plus 0.5%, and SOFR (plus a 0.10% SOFR adjustment) for a 1 month period plus 1.0%) plus an applicable margin ranging between 0.00% and 0.50% (0.00% as of April 1, 2023), determined based upon the Company’s consolidated net leverage ratio. Euro-denominated loans under the Term Loan Facility bear interest at an annual rate equal to EURIBOR for 1, 3 or 6 month periods, as selected by the Company, plus an applicable margin ranging between 0.825% and 1.50% (0.900% as of April 1, 2023), determined based upon the Company’s consolidated net leverage ratio.

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

The fair values and carrying values of the Company’s debt instruments are detailed as follows:

	April 1, 2023		December 31, 2022
	Fair Value	Carrying Value	Fair Value	Carrying Value
1.750% Senior Notes, payable June 12, 2027; interest payable annually	$499,127	542,123	482,139	535,103
3.625% Senior Notes, payable May 15, 2030; interest payable semi-annually	454,700	500,000	431,605	500,000
U.S. commercial paper	812,900	812,900	785,998	785,998
European commercial paper	130,110	130,110	42,808	42,808
Senior credit facility, payable August 12, 2027	362,139	362,139	—	—
U.S. Term Loan Facility	675,000	675,000	675,000	675,000
European Term Loan Facility	238,534	238,534	235,445	235,445
Finance leases and other	67,719	67,719	52,050	52,050
Unamortized debt issuance costs	(6,914)	(6,914)	(7,270)	(7,270)
Total debt	3,233,315	3,321,611	2,697,775	2,819,134
Less current portion of long term-debt and commercial paper	1,056,473	1,056,473	840,571	840,571
Long-term debt, less current portion	$2,176,842	2,265,138	1,857,204	1,978,563

The fair values of the Company’s debt instruments were estimated using market observable inputs, including quoted prices in active markets, market indices and interest rate measurements. Within the hierarchy of fair value measurements, these are Level 2 fair values.

19. Supplemental Cash Flow Information

	Three Months Ended
	April 1, 2023	April 2, 2022
Net cash paid during the periods for:
Interest	$14,222	12,737
Income taxes	$8,592	52,469

Supplemental schedule of non-cash investing and financing activities:
Unpaid property plant and equipment in accounts payable and accrued expenses	$87,990	81,633

ROU assets obtained in exchange for lease obligations:
Operating leases	$38,026	21,769
Finance leases	$6,327	4,710

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

During the past three decades, the Company has grown significantly. Its current geographic breadth and diverse product offering are reflected in three reporting segments: Global Ceramic, Flooring North America (“Flooring NA”) and Flooring Rest of the World (“Flooring ROW”). Global Ceramic designs, manufactures, sources and markets a broad line of ceramic tile, porcelain tile, natural stone tile and other products including natural stone, porcelain slabs and quartz countertops, which it distributes primarily in North America, Europe, Brazil and Russia through various selling channels, which include company-owned stores, independent distributors and home centers. Flooring NA designs, manufactures, sources and markets its floor covering products, including broadloom carpet, carpet tile, carpet cushion, rugs, laminate, vinyl products, including luxury vinyl tile (“LVT”) and sheet vinyl, and wood flooring, all of which it distributes through its network of regional distribution centers and satellite warehouses using Company-operated trucks, common carriers or rail transportation. The Segment’s product lines are sold through various channels, including independent floor covering retailers, independent distributors, home centers, mass merchandisers, department stores, shop at home, online retailers, buying groups, commercial contractors and commercial end users. Flooring ROW designs, manufactures, sources, licenses and markets laminate, vinyl products, including LVT and sheet vinyl, wood flooring, roofing panels, insulation boards, medium-density fiberboard (“MDF”) and chipboards, which it distributes primarily in Europe, Russia, Australia and New Zealand through various channels, including independent floor covering retailers, independent distributors, company-owned distributors, home centers, commercial contractors and commercial end users.

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

Due to its global footprint, Mohawk’s business is sensitive to macroeconomic events in the United States and abroad, including the impact of the COVID-19 pandemic. While the near-term economic and financial impact of the COVID-19 pandemic is unpredictable, the Company may continue to see fluctuating demand across a number of its markets. In addition, as a result of Russian military actions in Ukraine, the Company experienced supply chain disruption of raw materials sourced from Ukraine (primarily clay), as well as other materials and spare parts needed in the Company’s operations. The Company was also impacted by global increases in the cost of natural gas, oil and oil-based raw materials and chemicals that were among the broader consequences of Russia’s actions. In addition, the United States, the European Union and other governments have imposed and extended sanctions on Russia as well as on certain individuals and financial institutions and have proposed the use of broader economic sanctions. Russia also imposed reciprocal sanctions against the United States and the European Union. Since the first quarter 2022, the Company has suspended new investments in Russia. The broader consequences of this conflict, which may include further economic sanctions, embargoes, regional instability, and geopolitical shifts; potential retaliatory actions, including nationalization of foreign-owned businesses; increased tensions between the United States and countries in which the Company operates; and the extent of the conflict’s effect on the Company’s business and results of operations, as well as the global economy, cannot be predicted.

During 2022, rapid cost escalations in materials, energy, transportation and labor impacted the Company’s profitability across all segments, and high inflation and rising interest rates affected new home construction and residential remodeling in most of the Company’s markets. As consumers faced a higher cost of living, discretionary spending – including flooring purchases – declined; and, as a result, the Company’s customers reduced inventories, which continued into the first quarter of 2023. Despite multiple pricing actions, improved product mix; productivity gains and cost containment measures, the Company did not completely offset inflation in the first quarter. Recently, material and energy prices have declined, which will benefit the Company’s future results as the costs flow through the statement of operations. To further address energy price volatility, the Company has invested in renewable energy initiatives, which provide lower cost power to our facilities. During the first quarter, energy from the Company’s biomass plants lowered its cost and benefited its results. During 2022, the Company took actions to enhance future performance including facility and product rationalizations, restructuring initiatives and workforce reductions. The Company has continued to reduce costs across the enterprise by enhancing productivity, streamlining processes, controlling administrative expenses and executing restructuring actions. The Company anticipates these global actions will deliver annual savings of approximately $60 to $65 million, with an estimated cost of approximately $135 to $140 million.

The Company believes it is well positioned with a strong balance sheet and limited debt. Based on its current liquidity and available credit, the Company is in a position to finance internal investments, acquisitions and/or additional stock purchases. For information on risks that could impact the Company’s results, please refer to Risk Factors in Part I, Item 1A in the Company’s 2022 Annual Report filed on Form 10-K.

During the first quarter of 2023, the Company acquired two ceramic tile businesses in Brazil and Mexico. During 2022, the Company completed five small, bolt-on acquisitions: a wood veneer plant in Romania; a sheet vinyl producer in Poland; a mezzanine flooring manufacturer in Germany; a nonwoven carpet and rug producer in the U.S.; and a commercial flooring trim and accessories business in the U.S.

In 2023, the Company plans to invest approximately $570 million to complete existing projects and commence new initiatives. The Company plans to invest in cost reduction initiatives, upgrades in recent acquisitions, previously initiated expansion projects and general maintenance across the business. The primary investment areas include the Company’s LVT portfolio to upgrade its product offering and improve profitability; premium waterproof laminate in North America and Europe; and quartz countertop and porcelain slab expansion in North America and Europe, respectively.

For the three months ended April 1, 2023, net earnings attributable to the Company were $80.2 million compared to net earnings attributable to the Company of $245.3 million for the three months ended April 2, 2022. The change in net earnings was primarily attributable to higher inflation; lower sales volume; unfavorable impact of temporary plant shutdowns; higher restructuring, acquisition and integration-related, and other costs; higher costs associated with investments in new product development and marketing costs and higher interest expense. The unfavorable impact of the aforementioned items was partially offset by the favorable net impact of price and product mix, productivity gains and lower taxes due to decreased earnings in 2023 compared to the prior year. The Company believes that a number of circumstances may impact trends in 2023, including the impact of inflation and material availability due to disruptions in the global supply chain, but the extent and duration of such impact cannot be predicted.

For the three months ended April 1, 2023, the Company generated $257.3 million of cash from operating activities. As of April 1, 2023, the Company had cash and cash equivalents of $572.9 million, of which $383.2 million was in the United States and $189.6 million was in foreign countries.

Results of Operations

Quarter Ended April 1, 2023, as compared with Quarter Ended April 2, 2022

Net sales

Net sales for the three months ended April 1, 2023 were $2,806.2 million, reflecting a decrease of $209.5 million, or 6.9%, from $3,015.7 million reported for the three months ended April 2, 2022. The decrease was primarily attributable to lower sales volume of approximately $335 million, including the impact of acquisitions, and the unfavorable net impact from foreign exchange rates of approximately $31 million, partially offset by the favorable net impact of price and product mix of approximately $160 million.

Global Ceramic—Net sales for the three months ended April 1, 2023 were $1,059.3 million, reflecting a decrease of $5.5 million, or 0.5%, from $1,064.8 million reported for the three months ended April 2, 2022. The decrease was primarily attributable to lower sales volume of approximately $97 million, including the impact of acquisitions, partially offset by the favorable net impact of price and product mix of approximately $86 million and the favorable net impact from foreign exchange rates of approximately $6 million.

Flooring NA—Net sales for the three months ended April 1, 2023 were $953.4 million, reflecting a decrease of $118.5 million, or 11.1%, from $1,071.9 million reported for the three months ended April 1, 2023. The decrease was primarily attributable to lower sales volume of approximately $117 million, including the impact of acquisitions, and the unfavorable net impact of price and product mix of approximately $2 million.

Flooring ROW—Net sales for the three months ended April 1, 2023 were $793.5 million, reflecting a decrease of $85.5 million, or 9.7%, from $879.0 million for the three months ended April 2, 2022. The decrease was primarily attributable to lower sales volume of approximately $121 million and the unfavorable net impact from foreign exchange rates of approximately $37 million, partially offset by the favorable net impact of price and product mix of approximately $76 million.

Gross profit

Gross profit for the three months ended April 1, 2023 was $643.4 million (22.9% of net sales), a decrease of $158.7 million, or 19.8%, compared to gross profit of $802.1 million (26.6% of net sales) for the three months ended April 2, 2022. As a percentage of net sales, gross profit decreased 370 basis points. The decrease in gross profit dollars was primarily attributable to higher inflation of approximately $141 million, lower sales volume of approximately $115 million, the unfavorable impact of temporary plant shutdowns of approximately $42 million, higher restructuring, acquisition and integration-related, and other costs of approximately $31 million and the unfavorable net impact from foreign exchange rates of approximately $3 million, partially offset by the favorable net impact of price and product mix of approximately $149 million and productivity gains of approximately $18 million.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended April 1, 2023 were $517.7 million (18.4% of net sales), an increase of $36.4 million compared to $481.3 million (16.0% of net sales) for the three months ended April 2, 2022. As a percentage of net sales, selling, general and administrative expenses increased 240 basis points. The increase in selling, general and administrative expenses in dollars was primarily attributable to higher inflation of approximately $17 million, higher costs associated with investments in new product development and marketing costs of approximately $16 million, higher sales volume of approximately $5 million, higher restructuring, acquisition and integration-related, and other costs of approximately $3 million, partially offset by the favorable net impact from foreign exchange rates of approximately $4 million and productivity gains of approximately $4 million.

Operating income (loss)

Operating income for the three months ended April 1, 2023 was $125.8 million (4.5% of net sales), reflecting a decrease of $195.0 million, or 60.8%, compared to operating income of $320.8 million (10.6% of net sales) for the three months ended April 2, 2022. The decrease in operating income was primarily attributable to higher inflation of approximately $158 million, lower sales volume of approximately $120 million, the unfavorable impact of temporary plant shutdowns of approximately $42 million, higher restructuring, acquisition and integration-related, and other costs of approximately $35 million and higher costs associated with investments in new product development and marketing costs of approximately $16 million, partially offset by the favorable net impact of price and product mix of approximately $146 million and productivity gains of approximately $21 million.

Global Ceramic—Operating income was $63.3 million (6.0% of segment net sales) for the three months ended April 1, 2023, reflecting a decrease of $37.0 million compared to operating income of $100.3 million (9.4% of segment net sales) for the three months ended April 2, 2022. The decrease in operating income was primarily attributable to higher inflation of approximately $51 million, lower sales volume of approximately $47 million and the unfavorable impact of temporary plant shutdowns of approximately $11 million, partially offset by the favorable net impact of price and product mix of approximately $58 million and productivity gains of approximately $13 million.

Flooring NA—Operating loss was $2.0 million ((0.2)% of segment net sales) for the three months ended April 1, 2023, reflecting a decrease of $97.3 million compared to operating income of $95.3 million (8.9% of segment net sales) for the three months ended April 2, 2022. The decrease in operating income was primarily attributable to higher inflation of approximately $51 million, lower sales volume of approximately $31 million, the unfavorable impact of temporary plant shutdowns of approximately $17 million, higher costs associated with investments in new product development and marketing costs of approximately $15 million and higher restructuring, acquisition and integration-related, and other costs of approximately $7 million, partially offset by the favorable net impact of price and product mix of approximately $15 million and productivity gains of approximately $8 million.

Flooring ROW—Operating income was $75.2 million (9.5% of segment net sales) for the three months ended April 1, 2023, reflecting a decrease of $59.5 million compared to operating income of $134.7 million (15.3% of segment net sales) for the three months ended April 2, 2022. The decrease in operating income was primarily attributable to higher inflation of approximately $56 million, lower sales volume of approximately $41 million, higher restructuring, acquisition and integration-related, and other costs of approximately $23 million and the unfavorable impact of temporary plant shutdowns of approximately $13 million, partially offset by the favorable net impact of price and product mix of approximately $72 million.

Interest expense

Interest expense was $17.1 million for the three months ended April 1, 2023, reflecting an increase of $5.6 million compared to interest expense of $11.5 million for the three months ended April 2, 2022. The increase in interest expense was primarily due to a significant increase in interest rates, as well as acquisitions made in 2022 and first quarter of 2023.

Other (income) expense, net

Other income, net was $0.6 million for the three months ended April 1, 2023, reflecting a favorable change of $3.0 million compared to other expense, net of $2.4 million for the three months ended April 2, 2022. The change was primarily attributable to the reversal of uncertain tax position recorded with the Emil acquisition of approximately $7 million during the three months ended April 2, 2022, partially offset by the unfavorable net impact of foreign exchange rates of approximately $4 million.

Income tax expense

For the three months ended April 1, 2023, the Company recorded income tax expense of $28.9 million on earnings before income taxes of $109.2 million, for an effective tax rate of 26.5%. For the three months ended April 2, 2022, the Company recorded income tax expense of $61.4 million on earnings before income taxes of $306.9 million, for an effective tax rate of 20.0%. The increase in the effective tax rate was primarily driven by the Company’s geographic dispersion of profits and losses for the respective periods, the write-off of an income tax receivable no longer expected in the three months ended April 1, 2023 and an Italian benefit associated with the release of an uncertain tax liability in the three months ended April 2, 2022, partially offset by lower earnings before income taxes.

Liquidity and Capital Resources

The Company’s primary capital requirements are for working capital, capital expenditures and acquisitions. The Company’s capital needs are met primarily through a combination of internally generated funds, commercial paper, bank credit lines, term and senior notes and credit terms from suppliers.

Net cash provided by operating activities in the first three months of 2023 was $257.3 million, compared to net cash provided by operating activities of $55.0 million in the first three months of 2022. The increase of $202.3 million in 2023 was primarily attributable to the change in accounts receivable and inventory, partially offset by change in accounts payable and lower net earnings.

Net cash used in investing activities in the first three months of 2023 was $639.9 million compared to net cash used in investing activities of $115.5 million in the first three months of 2022. The increase was primarily due to the increase in acquisition costs of $520 million.

Net cash provided by financing activities in the first three months of 2023 was $451.0 million compared to net cash provided by financing activities of $9.0 million in the first three months of 2022. The change in cash provided by financing activities is primarily attributable to the higher net proceeds from the Senior Credit facility of $357.4 million and lower share repurchase of $306.6 million, partially offset by lower net proceeds from commercial paper of $209.6 million.

As of April 1, 2023, the Company had cash of $572.9 million, of which $189.6 million was held outside the United States. The Company plans to permanently reinvest the cash held outside the United States. The Company believes that its cash and cash equivalents on hand, cash generated from operations and availability under its existing credit facilities will be sufficient to meet its capital expenditure, working capital and debt servicing requirements over at least the next twelve months. The Company continually evaluates its projected needs and may conduct additional debt financings, subject to market conditions, to increase its liquidity and to take advantage of attractive financing opportunities.

On February 10, 2022, the Company’s Board of Directors approved a new share repurchase program, authorizing the Company to repurchase up to $500 million of its common stock (the “2022 Share Repurchase Program”). As of April 1, 2023, there remained $229.2 million authorized under the 2022 Share Repurchase Program.

See Note 18, Debt, of the notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for further discussion of the Company’s long-term debt. The Company may continue, from time to time, to retire its outstanding debt through cash purchases in the open market, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amount involved may be material.

Contractual Obligations

There have been no significant changes to the Company’s contractual obligations as disclosed in the Company’s 2022 Annual Report filed on Form 10-K except as described herein.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

As of April 1, 2023, approximately 33% of the Company’s debt portfolio was comprised of fixed-rate debt and 67% was floating-rate debt. A 1.0 percentage point increase in the interest rate of the floating-rate debt would have resulted in an increase in interest expense of $5.5 million for the three months ended April 1, 2023.

There have been no significant changes to the Company’s exposure to market risk as disclosed in the Company’s 2022 Annual Report filed on Form 10-K.

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

See Note 17, Commitments and Contingencies, of the notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for a discussion of the Company’s legal proceedings.

Item 1A.Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The risk factors disclosed in these reports, in addition to the other information set forth in this report, could materially affect the Company's business, financial condition or results.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

On February 10, 2022, the Company’s Board of Directors approved a new share repurchase program, authorizing the Company to repurchase up to $500 million of its common stock (the “2022 Share Repurchase Program”). In the first quarter of 2023, the Company did not purchase any of its common stock. As of April 1, 2023, there remained $229.2 million authorized under the 2022 Share Repurchase Program.

Under the 2022 Share Repurchase Program, the Company may purchase common stock in open market transactions, block or privately negotiated transactions, and may from time to time purchase shares pursuant to trading plans in accordance with Rules 10b5-1 or 10b-18 under the Exchange Act or by any combination of such methods. The number of shares to be purchased and the timing of the purchases are based on a variety of factors, including, but not limited to, the level of cash balances, credit availability, debt covenant restrictions, general business conditions, regulatory requirements, the market price of the Company’s stock and the availability of alternative investment opportunities. No time limit was set for completion of repurchases under the 2022 Share Repurchase Program and the 2022 Share Repurchase Program may be suspended or discontinued at any time.

The following table provides information regarding share repurchase activity during the three months ended April 1, 2023:

Period	Total Number of Shares Purchased in Millions	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan in Millions	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan in Millions
January 1 through February 4, 2023	0.0	$—	0.0	$229.2
February 5 through March 4, 2023	0.0	$—	0.0	$229.2
March 5 through April 1, 2023	0.0	$—	0.0	$229.2
Total	0.0	$—	0.0

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this quarterly report on Form 10-Q.

Item 5.Other Information

The Company is managing continued disruptions caused by the COVID-19 pandemic, persistent inflation, higher interest rates, and increased global tensions. Consequently, operating a global business is becoming more difficult and complex. Mr. Chris Wellborn, President and Chief Operating Officer and President of Global Ceramic, is providing effective leadership in senior management operational, organizational and succession strategies, as well as providing successful leadership of the Company’s global ceramic segment. To ensure his continued service, the Company’s Compensation Committee awarded a one-time grant of 30,000 RSUs to Mr. Wellborn on April 26, 2023. The grant will vest one-half on the first and one-half on the second anniversary of the grant date. The RSUs are subject to the Company’s standard terms under its 2017 Incentive Plan with additional conditions.

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

MOHAWK INDUSTRIES, INC.
(Registrant)

Dated:	April 28, 2023	By:	/s/ Jeffrey S. Lorberbaum
JEFFREY S. LORBERBAUM
Chairman and Chief Executive Officer
(principal executive officer)

Dated:	April 28, 2023	By:	/s/ James F. Brunk
JAMES F. BRUNK
Chief Financial Officer
(principal financial officer)