Form 10-Q
period 2023-07-01
MOHAWK INDUSTRIES INC
filed 2023-07-28
CIK 851968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s common stock as of July 26, 2023, the latest practicable date, is as follows: 63,682,156 shares of common stock, $.01 par value.

MOHAWK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except per share data)	July 1, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$570,933	509,623
Short-term investments	—	158,000
Receivables, net	2,087,071	1,904,786
Inventories	2,618,711	2,793,765
Prepaid expenses	552,162	498,222
Other current assets	22,451	30,703
Total current assets	5,851,328	5,895,099
Property, plant and equipment	10,136,971	9,647,779
Less: accumulated depreciation	5,179,746	4,986,601
Property, plant and equipment, net	4,957,225	4,661,178
Right of use operating lease assets	400,419	387,816
Goodwill	2,031,034	1,927,759
Tradenames	708,243	668,328
Other intangible assets subject to amortization, net	179,686	189,620
Deferred income taxes and other non-current assets	457,228	390,632
Total assets	$14,585,163	14,120,432

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$1,038,032	840,571
Accounts payable and accrued expenses	2,143,807	2,124,448
Current operating lease liabilities	106,102	105,266
Total current liabilities	3,287,941	3,070,285
Deferred income taxes	405,159	444,660
Long-term debt, less current portion	2,013,327	1,978,563
Non-current operating lease liabilities	310,612	296,136
Other long-term liabilities	356,104	312,874
Total liabilities	6,373,143	6,102,518
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $.01 par value; 60 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 150,000 shares authorized; 71,018 and 70,875 shares issued and outstanding in 2023 and 2022, respectively	710	709
Additional paid-in capital	1,937,320	1,930,789
Retained earnings	7,591,215	7,409,760
Accumulated other comprehensive loss	(1,107,742)	(1,114,258)
Less: treasury stock at cost; 7,338 and 7,341 shares in 2023 and 2022, respectively	215,397	215,491
Total Mohawk Industries, Inc. stockholders’ equity	8,206,106	8,011,509
Nonredeemable noncontrolling interests	5,914	6,405
Total stockholders’ equity	8,212,020	8,017,914
Total liabilities and stockholders’ equity	$14,585,163	14,120,432
See accompanying notes to the Condensed Consolidated Financial Statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net sales	$2,950,428	3,153,188	5,756,651	6,168,851
Cost of sales	2,218,519	2,279,991	4,381,300	4,493,526
Gross profit	731,909	873,197	1,375,351	1,675,325
Selling, general and administrative expenses	578,863	505,270	1,096,515	986,597
Operating income	153,046	367,927	278,836	688,728
Interest expense	22,857	12,059	39,994	23,540
Other (income) expense, net	2,215	(2,818)	1,649	(380)
Earnings before income taxes	127,974	358,686	237,193	665,568
Income tax expense	26,760	78,176	55,703	139,624
Net earnings including noncontrolling interests	101,214	280,510	181,490	525,944
Less: net earnings (loss) attributable to noncontrolling interests	(3)	79	35	184
Net earnings attributable to Mohawk Industries, Inc.	$101,217	280,431	181,455	525,760

Basic earnings per share attributable to Mohawk Industries, Inc.	$1.59	4.41	2.85	8.20
Weighted-average common shares outstanding—basic	63,680	63,540	63,630	64,116

Diluted earnings per share attributable to Mohawk Industries, Inc.	$1.58	4.40	2.84	8.17
Weighted-average common shares outstanding—diluted	63,900	63,798	63,864	64,374
See accompanying notes to the Condensed Consolidated Financial Statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net earnings including noncontrolling interests	$101,214	280,510	181,490	525,944
Other comprehensive income (loss):
Foreign currency translation adjustments	(221)	34,065	6,651	(48,382)
Prior pension and post-retirement benefit service cost and actuarial gain (loss), net of tax	(12)	70	(508)	607
Other comprehensive income (loss)	(233)	34,135	6,143	(47,775)
Comprehensive income	100,981	314,645	187,633	478,169
Less: comprehensive income (loss) attributable to noncontrolling interests	(319)	613	(338)	455
Comprehensive income attributable to Mohawk Industries, Inc.	$101,300	314,032	187,971	477,714
See accompanying notes to the Condensed Consolidated Financial Statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(In thousands)	July 1, 2023	July 2, 2022
Cash flows from operating activities:
Net earnings including noncontrolling interests	$181,490	525,944
Adjustments to reconcile net earnings to net cash provided by operating activities:
Restructuring	33,425	1,387
Depreciation and amortization	326,542	282,984
Deferred income taxes	(59,483)	(1,377)
Loss on disposal of property, plant and equipment	421	2,444
Stock-based compensation expense	10,383	11,309
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	(93,103)	(317,984)
Inventories	208,774	(434,686)
Accounts payable and accrued expenses	(84,044)	176,074
Other assets and prepaid expenses	(19,527)	(48,068)
Other liabilities	15,995	4,634
Net cash provided by operating activities	520,873	202,661
Cash flows from investing activities:
Additions to property, plant and equipment	(245,146)	(280,041)
Acquisitions, net of cash acquired	(515,405)	951
Purchases of short-term investments	(775,000)	(1,763,000)
Redemption of short-term investments	933,000	1,821,000
Net cash used in investing activities	(602,551)	(221,090)
Cash flows from financing activities:
Payments on Senior Credit Facilities	(827,829)	—
Proceeds from Senior Credit Facilities	827,734	—
Payments on commercial paper	(11,827,648)	(6,686,737)
Proceeds from commercial paper	12,013,370	6,964,700
Net payments of other financing activities	(30,567)	(14,263)
Purchase of Mohawk common stock	—	(307,188)
Change in outstanding checks in excess of cash	1,190	640
Net cash provided by (used in) financing activities	156,250	(42,848)
Effect of exchange rate changes on cash and cash equivalents	(13,262)	16,368
Net change in cash and cash equivalents	61,310	(44,909)
Cash and cash equivalents, beginning of period	509,623	268,895
Cash and cash equivalents, end of period	$570,933	223,986
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

2. Acquisitions

2023 Acquisitions

During the first quarter of 2023, the Company completed the acquisitions of two ceramic tile businesses in Brazil and Mexico within Global Ceramic for $516,893. The Company’s acquisitions resulted in a goodwill allocation of $84,367. A portion of the goodwill is expected to be deductible for tax purposes. The factors contributing to the recognition of the amount of goodwill are based on several strategic and synergistic benefits that are expected to be realized from the acquisitions. These benefits include opportunities to improve the Company's ceramic performance by leveraging best practices, operational expertise, product innovation and manufacturing assets across the segment. The following table presents the preliminary allocation of the purchase price by major class of assets acquired and liabilities assumed as of the acquisition date.

Amounts recognized as of the acquisition date
Working capital	$98,034
Property, plant and equipment	336,360
Tradenames	38,539
Customer relationships	2,010
Goodwill	84,367
Long-term debt, including current portion	(26,072)
Deferred tax, net	(9,084)
524,154
Less: cash acquired	(7,261)
Net consideration transferred (net of cash acquired)	$516,893

The purchase price allocation is preliminary until the Company obtains information necessary to finalize its valuation of the fair value of net assets acquired during the measurement period. The supplemental pro forma information is immaterial to the Company's financial statements.

2022 Acquisitions

During the third and fourth quarters of 2022, the Company completed two acquisitions in Flooring North America (“Flooring NA”) for $164,475. The Company’s acquisitions resulted in a goodwill allocation of $60,738 and intangible assets subject to amortization of $19,900. Approximately half of the goodwill is deductible for tax purposes. During the third and fourth quarters of 2022, the Company also completed three acquisitions in Flooring Rest of the World (“Flooring ROW”) for $47,964, which resulted in a goodwill allocation of $14,759 and intangible assets subject to amortization of $3,376. An immaterial amount of goodwill is deductible for tax purposes.

3. Revenue from Contracts with Customers

Contract Liabilities

The Company records contract liabilities when it receives payment prior to fulfilling a performance obligation. Contract liabilities related to revenues are recorded in accounts payable and accrued expenses on the accompanying Condensed Consolidated Balance Sheets. The Company had contract liabilities of $70,931 and $72,572 as of July 1, 2023 and December 31, 2022, respectively.

Performance Obligations

Substantially all of the Company’s revenue is recognized at a point in time when the product is either shipped or received from the Company’s facilities and control of the product is transferred to the customer. Accordingly, the Company does not recognize a significant amount of revenue from performance obligations satisfied, or partially satisfied, in prior periods, and the amount of such revenue recognized during the three and six months ended July 1, 2023 and July 2, 2022 was immaterial.

Costs to Obtain a Contract

The Company incurs certain incremental costs to obtain revenue contracts. These costs relate to marketing display structures and are capitalized when the amortization period is greater than one year, with the amount recorded in other assets on the accompanying Condensed Consolidated Balance Sheets. Capitalized costs to obtain contracts were $69,201 and $59,015 as of July 1, 2023 and December 31, 2022, respectively. Straight-line amortization expense recognized during the six months ended July 1, 2023 and July 2, 2022 related to these capitalized costs were $27,479 and $24,876, respectively.

Revenue Disaggregation

In the second quarter of 2023, we updated the geographical markets for our disaggregated revenue. We added Latin America and combined Russia into Europe to more closely align with our current business. We have reflected this change in all historical periods presented. The following table presents the Company’s segment revenues disaggregated by the geographical market location of customer sales and product categories for the three months ended July 1, 2023 and July 2, 2022:

July 1, 2023	Global Ceramic	Flooring NA	Flooring ROW	Total
Geographical Markets
United States	$611,602	973,528	2,268	1,587,398
Europe	297,301	71	611,288	908,660
Latin America	197,990	737	8,238	206,965
Other	48,469	27,362	171,574	247,405
Total	$1,155,362	1,001,698	793,368	2,950,428

Product Categories
Ceramic & Stone	$1,145,234	9,883	—	1,155,117
Carpet & Resilient	10,128	791,269	235,423	1,036,820
Laminate & Wood	—	200,546	253,760	454,306
Other (1)	—	—	304,185	304,185
Total	$1,155,362	1,001,698	793,368	2,950,428

July 2, 2022	Global Ceramic	Flooring NA	Flooring ROW	Total
Geographical Markets
United States	$625,613	1,061,276	4,232	1,691,121
Europe	359,844	1,721	682,802	1,044,367
Latin America	125,003	830	7,769	133,602
Other	48,109	35,711	200,278	284,098
Total	$1,158,569	1,099,538	895,081	3,153,188

Product Categories
Ceramic & Stone	$1,153,143	10,055	—	1,163,198
Carpet & Resilient	5,426	862,033	244,700	1,112,159
Laminate & Wood	—	227,450	304,159	531,609
Other (1)	—	—	346,222	346,222
Total	$1,158,569	1,099,538	895,081	3,153,188
(1) Other includes roofing elements, insulation boards, chipboards and IP contracts.

The following table presents the Company’s segment revenues disaggregated by the geographical market location of customer sales and product categories for the six months ended July 1, 2023 and July 2, 2022:

July 1, 2023	Global Ceramic	Flooring NA	Flooring ROW	Total
Geographical Markets
United States	$1,208,244	1,899,336	3,501	3,111,081
Europe	570,770	292	1,242,886	1,813,948
Latin America	342,331	1,566	14,575	358,472
Other	93,351	53,921	325,878	473,150
Total	$2,214,696	1,955,115	1,586,840	5,756,651

Product Categories
Ceramic & Stone	$2,195,358	18,500	—	2,213,858
Carpet & Resilient	19,338	1,541,775	317,038	1,878,151
Laminate & Wood	—	394,840	646,834	1,041,674
Other (1)	—	—	622,968	622,968
Total	$2,214,696	1,955,115	1,586,840	5,756,651

July 2, 2022	Global Ceramic	Flooring NA	Flooring ROW	Total
Geographical Markets
United States	$1,210,844	2,097,156	7,018	3,315,018
Europe	671,598	3,876	1,359,900	2,035,374
Latin America	245,255	2,158	15,324	262,737
Other	95,629	68,258	391,835	555,722
Total	$2,223,326	2,171,448	1,774,077	6,168,851

Product Categories
Ceramic & Stone	$2,212,854	19,043	—	2,231,897
Carpet & Resilient	10,472	1,705,115	488,828	2,204,415
Laminate & Wood	—	447,290	601,296	1,048,586
Other (1)	—	—	683,953	683,953
Total	$2,223,326	2,171,448	1,774,077	6,168,851

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

Restructuring, acquisition transaction and integration-related costs consisted of the following during the three and six months ended July 1, 2023 and July 2, 2022:

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Cost of sales
Restructuring costs	$29,576	403	58,620	1,301
Acquisition integration-related costs	865	309	877	349
Restructuring and acquisition integration-related costs	$30,441	712	59,497	1,650

Selling, general and administrative expenses
Restructuring costs	$5,606	86	5,803	86
Acquisition transaction-related costs	929	330	1,304	1,027
Acquisition integration-related costs	4,685	770	7,181	1,054
Restructuring, acquisition transaction and integration-related costs	$11,220	1,186	14,288	2,167

The restructuring activity for the three months ended July 1, 2023 is as follows:

	Lease impairments	Asset write- downs and gains on disposals	Severance	Other restructuring costs	Total
Balance as of April 1, 2023	$—	—	8,057	—	8,057
Restructuring costs
Global Ceramic	255	2,133	5,683	43	8,114
Flooring NA	—	6,620	1,503	10,366	18,489
Flooring ROW	—	7,786	—	793	8,579
Total restructuring costs	255	16,539	7,186	11,202	35,182
Cash payments	—	—	(3,574)	(7,072)	(10,646)
Non-cash items	(255)	(16,539)	71	(4,130)	(20,853)
Balances as of July 1, 2023	$—	—	11,740	—	11,740

Restructuring costs recorded in:
Cost of sales	$—	16,416	3,014	10,146	29,576
Selling, general and administrative expenses	255	123	4,172	1,056	5,606
Total restructuring costs	$255	16,539	7,186	11,202	35,182

The restructuring activity for the six months ended July 1, 2023 is as follows:

	Lease impairments	Asset write- downs and gains on disposals	Severance	Other restructuring costs	Total
Balances as of December 31, 2022	$—	—	10,037	—	10,037
Restructuring costs
Global Ceramic	255	2,133	5,683	43	8,114
Flooring NA	—	6,106	1,553	17,743	25,402
Flooring ROW	—	29,752	1	1,154	30,907
Total restructuring costs	255	37,991	7,237	18,940	64,423
Cash payments	—	—	(5,585)	(14,124)	(19,709)
Non-cash items	(255)	(37,991)	51	(4,816)	(43,011)
Balances as of July 1, 2023	$—	—	11,740	—	11,740

Restructuring costs recorded in:
Cost of sales	$—	37,868	3,064	17,688	58,620
Selling, general and administrative expenses	255	123	4,173	1,252	5,803
Total restructuring costs	$255	37,991	7,237	18,940	64,423

The Company expects the remaining severance and other restructuring costs to be paid over the next 12 months.

5. Fair Value

The Company’s wholly-owned captive insurance company may invest in the Company’s commercial paper. These short-term commercial paper investments are classified as trading securities and carried at fair value based upon the Level 2 fair value hierarchy.

Items Measured at Fair Value

	July 1, 2023	December 31, 2022
Short-term investments:
Commercial paper (Level 2)	$—	158,000

The fair values and carrying values of the Company’s debt are disclosed in Note 18, Debt.

6. Receivables, net

	July 1, 2023	December 31, 2022
Customers, trade	$1,970,737	1,699,130
Income tax receivable	24,693	60,080
Other	168,920	219,355
Less: allowance for discounts, claims and doubtful accounts	77,279	73,779
Receivables, net	$2,087,071	1,904,786

7. Inventories

	July 1, 2023	December 31, 2022
Finished goods	$1,837,940	1,986,005
Work in process	160,488	160,757
Raw materials	620,283	647,003
Total inventories	$2,618,711	2,793,765

8. Goodwill and Intangible Assets

Goodwill:

	Global Ceramic	Flooring NA	Flooring ROW	Total
Balance as of December 31, 2022 (1)	$339,834	591,985	995,940	1,927,759
Goodwill adjustments related to acquisitions	—	(1,145)	3,217	2,072
Goodwill recognized during the period	84,367	—	—	84,367
Currency translation during the period	1,228	—	15,608	16,836
Balance as of July 1, 2023(1)	$425,429	590,840	1,014,765	2,031,034
(1) Net of accumulated impairment losses of $2,015,939 ($1,220,444 in Global Ceramic, $343,054 in Flooring NA and $452,441 in Flooring ROW).

Intangible assets not subject to amortization:

Tradenames
Balance as of December 31, 2022	$668,328
Intangible assets acquired during the period	38,539
Currency translation during the period	1,376
Balance as of July 1, 2023	$708,243
Intangible assets subject to amortization:

	Customer relationships	Patents	Other	Total
Balance as of December 31, 2022
Gross carrying amount	$673,586	242,089	8,511	924,186
Accumulated amortization	(493,361)	(239,010)	(2,195)	(734,566)
Net intangible assets subject to amortization	180,225	3,079	6,316	189,620
Balance as of July 1, 2023
Gross carrying amount	683,755	246,820	8,718	939,293
Accumulated amortization	(513,210)	(243,998)	(2,399)	(759,607)
Net intangible assets subject to amortization	$170,545	2,822	6,319	179,686

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Amortization expense	$7,053	6,826	14,222	13,999

9. Accounts Payable and Accrued Expenses

	July 1, 2023	December 31, 2022
Outstanding checks in excess of cash	$3,986	2,791
Accounts payable, trade	1,184,104	1,094,038
Accrued expenses	645,185	742,099
Product warranties	43,065	38,425
Accrued interest	5,130	8,748
Accrued compensation and benefits	262,337	238,347
Total accounts payable and accrued expenses	$2,143,807	2,124,448

10. Accumulated Other Comprehensive Income (Loss)

	Foreign currency translation adjustments	Prior pension and post- retirement benefit service cost and actuarial gain (loss)	Total
Balance as of December 31, 2022	$(1,114,629)	371	(1,114,258)
Current period other comprehensive income (loss)	7,024	(508)	6,516
Balance as of July 1, 2023	$(1,107,605)	(137)	(1,107,742)

11. Stock-Based Compensation

The Company recognizes compensation expense for all share-based payments granted based on the grant-date fair value estimated in accordance with the provisions of ASC 718-10. Compensation expense is recognized on a straight-line basis over the awards’ estimated lives for fixed awards with ratable vesting provisions.

The Company granted 30 restricted stock units (“RSUs”) at a weighted average grant-date fair value of $94.86 per unit for the three months ended July 1, 2023. The Company granted 261 restricted stock units (“RSUs”) at a weighted average grant-date fair value of $102.09 per unit for the six months ended July 1, 2023. The Company granted no RSUs for the three months ended July 2, 2022. The Company granted 189 RSUs at a weighted average grant-date fair value of $137.99 per unit for the six months ended July 2, 2022. The Company recognized stock-based compensation expense related to the issuance of RSUs of $5,351 ($3,959 net of taxes) and $5,655 ($4,184 net of taxes) for the three months ended July 1, 2023 and July 2, 2022, respectively, which has been allocated to cost of sales and selling, general and administrative expenses. The Company recognized stock-based compensation costs related to the issuance of RSUs of $10,383 ($7,684 net of taxes) and $11,309 ($8,369 net of taxes) for the six months ended July 1, 2023 and July 2, 2022, respectively, which has been allocated to cost of sales and selling, general and administrative expenses. Pre-tax unrecognized compensation expense for unvested RSUs granted to employees, net of estimated forfeitures, was $29,024 as of July 1, 2023, and will be recognized as expense over a weighted-average period of approximately 1.93 years.

12. Other (Income) Expense, net

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Foreign currency (gains) losses, net	$6,832	(292)	11,786	444
Release of indemnification asset	—	—	—	7,324
All other, net	(4,617)	(2,526)	(10,137)	(8,148)
Total other (income) expense, net	$2,215	(2,818)	1,649	(380)

13. Income Taxes

For the three months ended July 1, 2023, the Company recorded income tax expense of $26,760 on earnings before income taxes of $127,974 for an effective tax rate of 20.9%. For the three months ended July 2, 2022, the Company recorded income tax expense of $78,176 on earnings before income taxes of $358,686, for an effective tax rate of 21.8%. The decrease in the effective tax rate was primarily driven by lower earnings before income taxes and the Company’s geographic dispersion of profits and losses for the respective periods, partially offset by an increase in unrecognized tax benefits in the three months ended July 1, 2023.

For the six months ended July 1, 2023, the Company recorded income tax expense of $55,703 on earnings before income taxes of $237,193 for an effective tax rate of 23.5%, as compared to income tax expense of $139,624 on earnings before income taxes of $665,568, for an effective tax rate of 21.0% for the six months ended July 2, 2022. The increase in the effective tax rate was primarily driven by an increase in unrecognized tax benefits in the six months ended July 1, 2023, and an Italian benefit associated with the release of an uncertain tax liability in the six months ended July 2, 2022, partially offset by lower earnings before income taxes and the Company’s geographic dispersion of profits and losses for the respective periods.

14. Stockholders’ Equity

The following tables reflect the changes in stockholders’ equity for the three months ended July 1, 2023 and July 2, 2022 (in thousands).

	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Nonredeemable Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount				Shares	Amount

Balance as of April 1, 2023	71,017	$710	$1,931,987	$7,489,998	($1,107,825)	(7,338)	($215,397)	$6,233	$8,105,706
Shares issued under employee and director stock plans, net of shares withheld to pay taxes on employees’ equity awards	1	—	(17)	—	—	—	—	—	(17)
Stock-based compensation expense	—	—	5,350	—	—	—	—	—	5,350
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	(3)	(3)
Currency translation adjustment on noncontrolling interests	—	—	—	—	—	—	—	(316)	(316)
Currency translation adjustment	—	—	—	—	95	—	—	—	95
Prior pension and post-retirement benefit service cost and actuarial loss	—	—	—	—	(12)	—	—	—	(12)
Net earnings	—	—	—	101,217	—	—	—	—	101,217
Balances as of July 1, 2023	71,018	$710	$1,937,320	$7,591,215	($1,107,742)	(7,338)	($215,397)	$5,914	$8,212,020

	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Nonredeemable Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount				Shares	Amount

Balances as of April 2, 2022	70,880	$709	$1,913,518	$7,630,837	($1,048,599)	(7,341)	($215,495)	$6,633	$8,287,603
Shares issued under employee and director stock plans, net of shares withheld to pay taxes on employees’ equity awards	2	—	(2)	—	—	—	4	—	2
Stock-based compensation expense	—	—	5,654	—	—	—	—	—	5,654
Repurchases of common stock	(4)	—	—	(611)	—	—	—	—	(611)
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	79	79
Currency translation adjustment on noncontrolling interests	—	—	—	—	—	—	—	535	535
Purchase of noncontrolling interest, net of taxes	—	—	572	—	—	—	—	(927)	(355)
Currency translation adjustment	—	—	—	—	33,530	—	—	—	33,530
Prior pension and post-retirement benefit service cost and actuarial gain	—	—	—	—	70	—	—	—	70
Net earnings	—	—	—	280,431	—	—	—	—	280,431
Balances as of July 2, 2022	70,878	$709	$1,919,742	$7,910,657	($1,014,999)	(7,341)	($215,491)	$6,320	$8,606,938

The following tables reflect the changes in stockholders’ equity for the six months ended July 1, 2023 and July 2, 2022 (in thousands).

	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Nonredeemable Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount				Shares	Amount

Balances as of December 31, 2022	70,875	$709	$1,930,789	$7,409,760	($1,114,258)	(7,341)	($215,491)	$6,405	$8,017,914
Shares issued under employee and director stock plans, net of shares withheld to pay taxes on employees’ equity awards	143	1	(3,905)	—	—	3	94	—	(3,810)
Stock-based compensation expense	—	—	10,383	—	—	—	—	—	10,383
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	35	35
Currency translation adjustment on noncontrolling interests	—	—	—	—	—	—	—	(373)	(373)
Purchase of noncontrolling interest, net of taxes	—	—	53	—	—	—	—	(153)	(100)
Currency translation adjustment	—	—	—	—	7,024	—	—	—	7,024
Prior pension and post-retirement benefit service cost and actuarial loss	—	—	—	—	(508)	—	—	—	(508)
Net earnings	—	—	—	181,455	—	—	—	—	181,455
Balances as of July 1, 2023	71,018	$710	$1,937,320	$7,591,215	($1,107,742)	(7,338)	($215,397)	$5,914	$8,212,020

	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Nonredeemable Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount				Shares	Amount

Balances as of December 31, 2021	72,952	$729	$1,911,131	$7,692,064	($966,952)	(7,343)	($215,547)	$6,791	$8,428,216
Shares issued under employee and director stock plans	107	1	(3,270)	—	—	2	56	—	(3,213)
Stock-based compensation expense	—	—	11,309	—	—	—	—	—	11,309
Repurchases of common stock	(2,181)	(21)	—	(307,167)	—	—	—	—	(307,188)
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	184	184
Currency translation adjustment on noncontrolling interests	—	—	—	—	—	—	—	272	272
Purchase of noncontrolling interest, net of taxes	—	—	572	—	—	—	—	(927)	(355)
Currency translation adjustment	—	—		—	(48,654)	—	—	—	(48,654)
Prior pension and post-retirement benefit service cost and actuarial gain	—	—	—	—	607	—	—	—	607
Net earnings	—	—	—	525,760	—	—	—	—	525,760
Balances as of July 2, 2022	70,878	$709	$1,919,742	$7,910,657	($1,014,999)	(7,341)	($215,491)	$6,320	$8,606,938

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

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net earnings attributable to Mohawk Industries, Inc.	$101,217	280,431	181,455	525,760

Weighted-average common shares outstanding—basic and diluted:
Weighted-average common shares outstanding—basic	63,680	63,540	63,630	64,116
Add weighted-average dilutive potential common shares—options to purchase common shares and RSUs, net	220	258	234	258
Weighted-average common shares outstanding-diluted	63,900	63,798	63,864	64,374

Earnings per share attributable to Mohawk Industries, Inc.
Basic	$1.59	4.41	2.85	8.20
Diluted	$1.58	4.40	2.84	8.17

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

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net sales:
Global Ceramic	$1,155,362	1,158,569	2,214,696	2,223,326
Flooring NA	1,001,698	1,099,538	1,955,115	2,171,448
Flooring ROW	793,368	895,081	1,586,840	1,774,077
Total	$2,950,428	3,153,188	5,756,651	6,168,851

Operating income (loss):
Global Ceramic	$84,034	154,269	147,351	254,607
Flooring NA	37,199	100,030	35,186	195,354
Flooring ROW	86,914	124,107	162,159	258,757
Corporate and intersegment eliminations	(55,101)	(10,479)	(65,860)	(19,990)
Total	$153,046	367,927	278,836	688,728

	July 1, 2023	December 31, 2022
Assets:
Global Ceramic	$5,546,167	4,841,310
Flooring NA	4,210,170	4,299,360
Flooring ROW	4,295,257	4,275,519
Corporate and intersegment eliminations	533,569	704,243
Total	$14,585,163	14,120,432

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

In April 2023, Shelby County, Alabama and Talladega County, Alabama filed a complaint in the Circuit Court of Talladega County, Alabama against Aladdin Manufacturing Corporation, Aladdin Manufacturing Corporation of Alabama, LLC, Mohawk Carpet, LLC, and Mohawk Industries, Inc., among other defendants, that contains allegations substantially similar to those that were made by the Gadsden Water Board and Centre Water Board. The defendants removed this case to federal court on May 12, 2023, and the case remains pending.

In December 2019, the City of Rome, Georgia (“Rome”) filed a complaint in the Superior Court of Floyd County, Georgia that is similar to the Gadsden Water Board and Centre Water Board complaints, again seeking monetary damages and injunctive relief related to PFCs. On May 31, 2023, Rome settled its claims against Mohawk Industries, Inc., Mohawk Carpet, LLC, and Aladdin Manufacturing Corporation.

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

Putative Securities Class Action

On January 3, 2020, the Company and certain of its executive officers were named as defendants in a putative shareholder class action lawsuit filed in the United States District Court for the Northern District of Georgia (the “Securities Class Action”). The complaint alleged that defendants violated the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making materially false and misleading statements and that the officers are control persons under Section 20(a) of the Securities Exchange Act of 1934. The complaint was filed on behalf of shareholders who purchased shares of the Company’s common stock between April 28, 2017 and July 25, 2019 (“Class Period”). On June 29, 2020, an amended complaint was filed in the Securities Class Action against Mohawk and its CEO Jeff Lorberbaum, based on the same claims and the same Class Period. The amended complaint alleges that the Company (1) engaged in fabricating revenues by attempting delivery to customers that were closed and recognizing these attempts as sales; (2) overproduced product to report higher operating margins and maintained significant inventory that was not salable; and (3) valued certain inventory improperly or improperly delivered inventory with knowledge that it was defective and customers would return it. On October 27, 2020, defendants filed a motion to dismiss the amended complaint. On September 29, 2021, the court issued an order granting in part and denying the defendants’ motion to dismiss the amended complaint. Defendants filed an answer to the amended complaint on November 12, 2021, and fact discovery commenced. On January 26, 2022, Lead Plaintiff moved for class certification, to appoint itself as class representative, and for appointment of class counsel. The court granted plaintiff’s motion for class certification on November 28, 2022. On December 13, 2022, the parties reached an agreement in principle to settle the Securities Class Action for $60,000, of which a significant portion is covered by insurance, in exchange for the dismissal and a release of all claims against the defendants (the “Agreement”). The Agreement, which is subject to court approval, is without admission of fault or wrongdoing by defendants. On February 6, 2023, the court issued an order granting Lead Plaintiff’s motion to preliminarily approve the settlement and setting May 31, 2023 as the date of the final settlement hearing. Following the final settlement hearing, the court entered final approval of the settlement and closed the case on June 1, 2023. The Company continues to believe the allegations in the Securities Class Action are without merit.

Government Subpoenas

As previously disclosed, on June 25, 2020, the Company received subpoenas issued by the U.S. Attorney’s Office for the Northern District of Georgia (the “USAO”) and the U.S. Securities and Exchange Commission (the “SEC”) relating to matters similar to the allegations of wrongdoing raised by the Securities Class Action. The Company’s Audit Committee, with the assistance of outside legal counsel, conducted a thorough internal investigation into these allegations. In October 2020, the Audit Committee completed the investigation and concluded that the allegations of wrongdoing are without merit. The Company has cooperated fully with the USAO and SEC. The Company continues to believe the allegations are without merit.

Delaware State Court Action

The Company and certain of its present and former executive officers were named as defendants in a putative state securities class action lawsuit filed in the Superior Court of the State of Delaware on January 30, 2020. The complaint alleged that defendants violated Sections 11 and 12 of the Securities Act of 1933. The complaint was filed on behalf of shareholders who purchased shares of the Company’s common stock in Mohawk Industries Retirement Plan 1 and Mohawk Industries Retirement Plan 2 between April 27, 2017 and July 25, 2019. On March 27, 2020, the court granted a temporary stay of the litigation. The stay may be lifted according to the terms set forth in the court’s order to stay litigation. The parties reached an agreement in principle to settle the lawsuit in exchange for the dismissal and a release of all claims against the defendants (the “Settlement Agreement”). The Settlement Agreement, which is subject to court approval, is without admission of fault or wrongdoing by defendants. The Company believes the allegations in the lawsuit are without merit.

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

On December 13, 2021, defendants filed motions to dismiss the June 22, 2021 complaint. On July 6, 2022, defendants filed motions to dismiss the March 25, 2022 complaint. On July 27, 2022, defendants filed motions to dismiss the April 26, 2022 complaint. On August 9, 2022, defendants filed a motion to consolidate all three Federal Investor Actions for pre-trial purposes. On March 31, 2023, the court issued orders in each of the Federal Investor Actions granting in part and denying in part defendants’ motions to dismiss the three Federal Investor Actions, and granting defendants’ motion to consolidate the three Federal Investor Actions for pre-trial purposes. Defendants filed answers to each of the three complaints on April 14, 2023, and fact discovery is ongoing. The Company intends to vigorously defend against the claims asserted in the Federal Investor Actions.

Derivative Actions

The Company and certain of its executive officers and directors were named as defendants in certain derivative actions filed in the United States District Court for the Northern District of Georgia on May 18, 2020 and August 6, 2020, respectively (the “NDGA Derivative Actions”), in the Superior Court of Gordon County of the State of Georgia on March 3, 2021 and July 12, 2021 (the “Georgia Derivative Actions”), and in the Delaware Court of Chancery on March 10, 2022 (the “Delaware Derivative Action”). The complaints allege that defendants breached their fiduciary duties to the Company by causing the Company to issue materially false and misleading statements. The complaints are filed on behalf of the Company and seek to remedy fiduciary duty breaches occurring from April 28, 2017 to July 25, 2019. On July 20, 2020, the court in the NDGA Derivative Actions granted a temporary stay of the litigation. On October 21, 2020, the court entered an order consolidating the NDGA Derivative Actions and appointing Lead Counsel. Other shareholders of record jointly moved to intervene in the derivative actions to stay the proceedings. On September 28, 2021, the court in the NDGA Derivative Actions issued an order granting the request to intervene. On April 8, 2021, the court in the first-filed of the Georgia Derivative Actions granted a temporary stay of the litigation. On January 18, 2022, the Court in the NDGA Derivative Actions lifted the temporary stay of the litigation. On January 20, 2022, the court in the second-filed of the Georgia Derivative Actions entered an order on scheduling requiring defendants to file and serve their response to the complaint on February 21, 2022. On February 28, 2022, the court granted a stay of the Georgia Derivative Actions until the entry of a final judgment in the NDGA Derivative Actions and stipulating that the prevailing party in the NDGA Derivative Actions would be the prevailing party in the Georgia Derivative Actions. On April 6, 2022, the court granted a stay of the Delaware Derivative Action until the entry of a final judgment in the NDGA Derivative Actions and stipulating that the prevailing party in the NDGA Derivative Actions would be the prevailing party in the Delaware Derivative Action. On March 22, 2023, the temporary stay of the NDGA Derivative Actions expired, and fact discovery is ongoing. The Company intends to vigorously defend against the claims.

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

At the Company’s election, U.S.-dollar denominated revolving loans under the Senior Credit Facility bear interest at annual rates equal to either (a) SOFR (plus a 0.10% SOFR adjustment) for 1, 3 or 6 month periods, as selected by the Company, plus an applicable margin ranging between 1.00% and 1.75% (1.13% as of July 1, 2023), or (b) the Base Rate (defined as the higher of the Wells Fargo Bank, National Association prime rate, the Federal Funds Effective Rate plus 0.5%, or SOFR (plus a 0.10% SOFR adjustment) for a 1 month period rate plus 1.0%), plus an applicable margin ranging between 0.00% and 0.75% (0.13% as of July 1, 2023). At the Company’s election, revolving loans under the Senior Credit Facility denominated in Canadian dollars, Australian dollars, Hong Kong dollars or euros bear interest at annual rates equal to either (a) the applicable benchmark for such currency plus an applicable margin ranging between 1.00% and 1.75% (1.13% as of July 1, 2023), or (b) the Base Rate plus an applicable margin ranging between 0.00% and 0.75% (0.13% as of July 1, 2023). The Company also pays a commitment fee to the lenders under the Senior Credit Facility on the average amount by which the aggregate commitments of the lenders exceed utilization of the Senior Credit Facility ranging from 0.09% to 0.20% per annum (0.11% as of July 1, 2023). The applicable margins and the commitment fee are determined based on whichever of the Company’s Consolidated Net Leverage Ratio or its senior unsecured debt rating (or if not available, corporate family rating) results in the lower applicable margins and commitment fee (with applicable margins and the commitment fee increasing as that ratio increases or those ratings decline, as applicable). On October 28, 2021, the Company amended the Senior Credit Facility to replace LIBOR for euros with the EURIBOR benchmark rate.

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

As of July 1, 2023, amounts utilized under the Senior Credit Facility included $8,185 borrowings and $19,465 of standby letters of credit related to various insurance contracts and foreign vendor commitments. Any outstanding borrowings under the Company’s U.S. and European commercial paper programs reduce the availability of the Senior Credit Facility. Including commercial paper borrowings, the Company has utilized $1,042,600 under the Senior Credit Facility, resulting in a total of $907,400 available as of July 1, 2023.

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

The proceeds from the issuance of commercial paper notes will be available for general corporate purposes. As of July 1, 2023, there was $616,063 outstanding under the U.S. commercial paper program, and the euro equivalent of $398,887 under the European program. The weighted-average interest rate and maturity period for the U.S. program were 5.49% and 58.9 days, respectively. The weighted-average interest rate and maturity period for the European program were 3.64% and 16.0 days, respectively.

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

At the Company’s election, U.S. dollar-denominated loans under the Term Loan Facility bear interest at an annual rate equal to either (a) SOFR (plus a 0.10% SOFR adjustment) for 1, 3 or 6 month periods, as selected by the Company, plus an applicable margin ranging between 0.825% and 1.50% (0.900% as of July 1, 2023), determined based upon the Company’s consolidated net leverage ratio, or (b) the base rate (defined as the higher of the Wells Fargo Bank, National Association prime rate, the Federal Funds Effective Rate plus 0.5%, and SOFR (plus a 0.10% SOFR adjustment) for a 1 month period plus 1.0%) plus an applicable margin ranging between 0.00% and 0.50% (0.00% as of July 1, 2023), determined based upon the Company’s consolidated net leverage ratio. Euro-denominated loans under the Term Loan Facility bear interest at an annual rate equal to EURIBOR for 1, 3 or 6 month periods, as selected by the Company, plus an applicable margin ranging between 0.825% and 1.50% (0.900% as of July 1, 2023), determined based upon the Company’s consolidated net leverage ratio.

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

The fair values and carrying values of the Company’s debt instruments are detailed as follows:

	July 1, 2023		December 31, 2022
	Fair Value	Carrying Value	Fair Value	Carrying Value
1.750% Senior Notes, payable June 12, 2027; interest payable annually	$505,075	545,673	482,139	535,103
3.625% Senior Notes, payable May 15, 2030; interest payable semi-annually	450,605	500,000	431,605	500,000
U.S. commercial paper	616,063	616,063	785,998	785,998
European commercial paper	398,887	398,887	42,808	42,808
Senior credit facility, payable August 12, 2027	8,185	8,185	—	—
U.S. Term Loan Facility	675,000	675,000	675,000	675,000
European Term Loan Facility	240,096	240,096	235,445	235,445
Finance leases and other	73,999	73,999	52,050	52,050
Unamortized debt issuance costs	(6,544)	(6,544)	(7,270)	(7,270)
Total debt	2,961,366	3,051,359	2,697,775	2,819,134
Less current portion of long term-debt and commercial paper	1,038,032	1,038,032	840,571	840,571
Long-term debt, less current portion	$1,923,334	2,013,327	1,857,204	1,978,563

The fair values of the Company’s debt instruments were estimated using market observable inputs, including quoted prices in active markets, market indices and interest rate measurements. Within the hierarchy of fair value measurements, these are Level 2 fair values.

19. Supplemental Cash Flow Information

	Six Months Ended
	July 1, 2023	July 2, 2022
Net cash paid during the periods for:
Interest	$54,212	34,059
Income taxes	$85,713	154,386

Supplemental schedule of non-cash investing and financing activities:
Unpaid property plant and equipment in accounts payable and accrued expenses	$107,686	79,674

ROU assets obtained in exchange for lease obligations:
Operating leases	$73,131	67,176
Finance leases	$20,523	7,925

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

Due to its global footprint, Mohawk’s business is sensitive to macroeconomic events in the United States and abroad. The Company may continue to see fluctuating demand across a number of its markets. In addition, as a result of Russian military actions in Ukraine, the Company experienced supply chain disruption of raw materials sourced from Ukraine (primarily clay), as well as other materials and spare parts needed in the Company’s operations. The Company was also impacted by global increases in the cost of natural gas, oil and oil-based raw materials and chemicals that were among the broader consequences of Russia’s actions. In addition, the United States, the European Union and other governments have imposed and extended sanctions on Russia as well as on certain individuals and financial institutions and have proposed the use of broader economic sanctions. Russia also imposed reciprocal sanctions against the United States and the European Union. Since the first quarter of 2022, the Company has suspended new investments in Russia. The broader consequences of this conflict, which may include further economic sanctions, embargoes, regional instability, and geopolitical shifts; potential retaliatory actions, including nationalization of foreign-owned businesses; increased tensions between the United States and countries in which the Company operates; and the extent of the conflict’s effect on the Company’s business and results of operations, as well as the global economy, cannot be predicted.

During 2022, rapid cost escalations in materials, energy, transportation and labor impacted the Company’s profitability across all segments, and high inflation and rising interest rates affected new home construction and residential remodeling in most of the Company’s markets. As consumers faced a higher cost of living, discretionary spending – including flooring purchases – declined; and, as a result, the Company’s customers reduced inventories, which continued into 2023. Despite multiple pricing actions, improved product mix; productivity gains and cost containment measures, the Company did not completely offset inflation in the first half of 2023. Recently, material and energy prices have declined, which will benefit the Company’s future results as the costs flow through the statement of operations. To further address energy price volatility, the Company has invested in renewable energy initiatives, which provide lower cost power to its facilities. During the first half of 2023, energy from the Company’s biomass plants lowered its cost and benefited its performance. During 2023 and 2022, the Company took actions to enhance future performance including facility and product rationalizations, restructuring initiatives and workforce reductions. The Company has continued to reduce costs across the enterprise by enhancing productivity, streamlining processes, controlling administrative expenses and executing restructuring actions. The Company anticipates these global actions will deliver annual savings of approximately $95 to $100 million, with an estimated cost of approximately $165 to $170 million.

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

In 2023, the Company plans to invest approximately $600 million to complete existing projects and commence new initiatives. The Company plans to invest in cost reduction initiatives, upgrades in recent acquisitions, previously initiated expansion projects and general maintenance across the business. The primary investment areas include the Company’s LVT portfolio to upgrade its product offering and improve profitability; premium waterproof laminate in North America and Europe; and quartz countertop and porcelain slab expansion in North America and Europe, respectively.

For the three months ended July 1, 2023, net earnings attributable to the Company were $101.2 million compared to net earnings attributable to the Company of $280.4 million for the three months ended July 2, 2022. The change in net earnings was primarily attributable to lower sales volume; legal settlements, reserves and fees; higher inflation; higher restructuring, acquisition and integration-related, and other costs; the unfavorable impact of temporary plant shutdowns; the unfavorable net impact of price and product mix; higher interest expense and the unfavorable net impact of foreign exchange rates. The unfavorable impact of the aforementioned items was partially offset by lower taxes due to decreased earnings in 2023 compared to the prior year and productivity gains. The Company believes that a number of circumstances may influence trends in 2023, including the impact of inflation and material availability due to disruptions in the global supply chain, but the extent and duration of such impact cannot be predicted.

For the six months ended July 1, 2023, net earnings attributable to the Company were $181.5 million compared to net earnings attributable to the Company of $525.8 million for the six months ended July 2, 2022. The change in net earnings was primarily attributable to higher inflation; lower sales volume; higher restructuring, acquisition and integration-related, and other costs; the unfavorable impact of temporary plant shutdowns; legal settlements, reserves and fees; higher interest expense; higher costs associated with investments in new product development and marketing costs and the unfavorable net impact of foreign exchange rates. The unfavorable impact of the aforementioned items was partially offset by lower taxes due to decreased earnings in 2023 compared to the prior year; the favorable net impact of price and product mix and productivity gains. The Company believes that a number of circumstances may influence trends in 2023, including the impact of inflation and material availability due to disruptions in the global supply chain, but the extent and duration of such impact cannot be predicted.

For the six months ended July 1, 2023, the Company generated $520.9 million of cash from operating activities. As of July 1, 2023, the Company had cash and cash equivalents of $570.9 million, of which $393.3 million was in the United States and $177.6 million was in foreign countries.

Results of Operations

Quarter Ended July 1, 2023, as compared with Quarter Ended July 2, 2022

Net sales

Net sales for the three months ended July 1, 2023 were $2,950.4 million, reflecting a decrease of $202.8 million, or 6.4%, from $3,153.2 million reported for the three months ended July 2, 2022. The decrease was primarily attributable to lower legacy sales volume of approximately $256 million, the unfavorable net impact of price and product mix of approximately $46 million, the unfavorable net impact of foreign exchange rates of approximately $19 million and one less shipping day in the second quarter of 2023 of approximately $17 million, partially offset by higher sales volume attributable to acquisitions of approximately $135 million.

Global Ceramic—Net sales for the three months ended July 1, 2023 were $1,155.4 million, reflecting a decrease of $3.2 million, or 0.3%, from $1,158.6 million reported for the three months ended July 2, 2022. The decrease was primarily attributable to lower legacy sales volume of approximately $85 million, the unfavorable net impact of foreign exchange rates of approximately $12 million and one less shipping day in the second quarter of 2023 of approximately $5 million, partially offset by higher sales volume attributable to acquisitions of approximately $91 million and the favorable net impact of price and product mix of approximately $8 million.

Flooring NA—Net sales for the three months ended July 1, 2023 were $1,001.7 million, reflecting a decrease of $97.8 million, or 8.9%, from $1,099.5 million reported for the three months ended July 2, 2022. The decrease was primarily attributable to lower legacy sales volume of approximately $84 million and the unfavorable net impact of price and product mix of approximately $49 million, partially offset by higher sales volume attributable to acquisitions of approximately $35 million.

Flooring ROW—Net sales for the three months ended July 1, 2023 were $793.4 million, reflecting a decrease of $101.7 million, or 11.4%, from $895.1 million for the three months ended July 2, 2022. The decrease was primarily attributable to lower legacy sales volume of approximately $87 million, one less shipping day in the second quarter of 2023 of approximately $13 million, the unfavorable net impact of foreign exchange rates of approximately $7 million and the unfavorable net impact of price and product mix of approximately $5 million, partially offset by higher sales volume attributable to acquisitions of approximately $10 million.

Gross profit

Gross profit for the three months ended July 1, 2023 was $731.9 million (24.8% of net sales), a decrease of $141.3 million, or 16.2%, compared to gross profit of $873.2 million (27.7% of net sales) for the three months ended July 2, 2022. As a percentage of net sales, gross profit decreased 290 basis points. The decrease in gross profit dollars was primarily attributable to lower sales volume of approximately $58 million; higher restructuring, acquisition and integration-related, and other costs of approximately $31 million; the unfavorable impact of temporary plant shutdowns of approximately $30 million; the unfavorable net impact of price and product mix of approximately $25 million; higher inflation of approximately $18 million and the unfavorable net impact of foreign exchange rates of approximately $8 million, partially offset by productivity gains of approximately $25 million.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended July 1, 2023 were $578.9 million (19.6% of net sales), an increase of $73.6 million compared to $505.3 million (16.0% of net sales) for the three months ended July 2, 2022. As a percentage of net sales, selling, general and administrative expenses increased 360 basis points. The increase in selling, general and administrative expenses in dollars was primarily attributable to legal settlements, reserves and fees of approximately $48 million; higher inflation of approximately $13 million; higher restructuring, acquisition and integration-related, and other costs of approximately $10 million and the net impact of acquired businesses of approximately $9 million, partially offset by productivity gains of approximately $2 million.

Operating income

Operating income for the three months ended July 1, 2023 was $153.0 million (5.2% of net sales), reflecting a decrease of $214.9 million, or 58.4%, compared to operating income of $367.9 million (11.7% of net sales) for the three months ended July 2, 2022. The decrease in operating income was primarily attributable to lower sales volume of approximately $67 million; legal settlements, reserves and fees of approximately $48 million; higher restructuring, acquisition and integration-related, and other costs of approximately $41 million; higher inflation of approximately $30 million; the unfavorable impact of temporary plant shutdowns of approximately $30 million; the unfavorable net impact of price and product mix of approximately $24 million and the unfavorable net impact of foreign exchange rates of approximately $8 million, partially offset by productivity gains of approximately $27 million.

Global Ceramic—Operating income was $84.0 million (7.3% of segment net sales) for the three months ended July 1, 2023, reflecting a decrease of $70.3 million compared to operating income of $154.3 million (13.3% of segment net sales) for the three months ended July 2, 2022. The decrease in operating income was primarily attributable to higher inflation of approximately $41 million; lower sales volume of approximately $24 million; higher restructuring, acquisition and integration-related, and other costs of approximately $15 million and the unfavorable impact of temporary plant shutdowns of approximately $14 million, partially offset by productivity gains of approximately $15 million; the favorable net impact of price and product mix of approximately $5 million and the favorable net impact of foreign exchange rates of approximately $3 million.

Flooring NA—Operating income was $37.2 million (3.7% of segment net sales) for the three months ended July 1, 2023, reflecting a decrease of $62.8 million compared to operating income of $100.0 million (9.1% of segment net sales) for the three months ended July 2, 2022. The decrease in operating income was primarily attributable to the unfavorable net impact of price and product mix of approximately $26 million; higher restructuring, acquisition and integration-related, and other costs of approximately $19 million; lower sales volume of approximately $19 million; the unfavorable impact of temporary plant shutdowns of approximately $9 million and legal settlements, reserves and fees of approximately $5 million, partially offset by lower inflation of approximately $11 million.

Flooring ROW—Operating income was $86.9 million (11.0% of segment net sales) for the three months ended July 1, 2023, reflecting a decrease of $37.2 million compared to operating income of $124.1 million (13.9% of segment net sales) for the three months ended July 2, 2022. The decrease in operating income was primarily attributable to lower sales volume of approximately $25 million; the unfavorable net impact of foreign exchange rates of approximately $11 million; higher restructuring, acquisition and integration-related, and other costs of approximately $7 million and the unfavorable impact of temporary plant shutdowns of approximately $7 million, partially offset by productivity gains of approximately $12 million.

Interest expense

Interest expense was $22.9 million for the three months ended July 1, 2023, reflecting an increase of $10.8 million compared to interest expense of $12.1 million for the three months ended July 2, 2022. The increase in interest expense was primarily due to a significant increase in interest rates, as well as increased borrowing due to the acquisitions made in 2022 and the first quarter of 2023.

Other (income) expense, net

Other expense, net was $2.2 million for the three months ended July 1, 2023, reflecting an unfavorable change of $5.0 million compared to other income, net of $2.8 million for the three months ended July 2, 2022. The change was primarily attributable to the unfavorable net impact of foreign exchange rates of approximately $7 million.

Income tax expense

For the three months ended July 1, 2023, the Company recorded income tax expense of $26.8 million on earnings before income taxes of $128.0 million, for an effective tax rate of 20.9%. For the three months ended July 2, 2022, the Company recorded income tax expense of $78.2 million on earnings before income taxes of $358.7 million, for an effective tax rate of 21.8%. The decrease in the effective tax rate was primarily driven by lower earnings before income taxes and the Company’s geographic dispersion of profits and losses for the respective periods, partially offset by an increase in unrecognized tax benefits in the three months ended July 1, 2023.

Six Months Ended July 1, 2023, as compared with Six Months Ended July 2, 2022

Net sales

Net sales for the six months ended July 1, 2023 were $5,756.7 million, reflecting a decrease of $412.2 million, or 6.7%, from $6,168.9 million reported for the six months ended July 2, 2022. The decrease was primarily attributable to lower legacy sales volume of approximately $665 million, the unfavorable net impact of foreign exchange rates of approximately $50 million and the unfavorable impact from fewer shipping days for the six months ended July 1, 2023 of approximately $16 million, partially offset by higher sales volume attributable to acquisitions of approximately $209 million and the favorable net impact of price and product mix of approximately $115 million.

Global Ceramic—Net sales for the six months ended July 1, 2023 were $2,214.7 million, reflecting a decrease of $8.6 million, or 0.4%, from $2,223.3 million reported for the six months ended July 2, 2022. The decrease was primarily attributable to lower legacy sales volume of approximately $223 million, the unfavorable net impact of foreign exchange rates of approximately $6 million and the unfavorable impact from fewer shipping days for the six months ended July 1, 2023 of approximately $4 million, partially offset by higher sales volume attributable to acquisitions of approximately $131 million and the favorable net impact of price and product mix of approximately $93 million.

Flooring NA—Net sales for the six months ended July 1, 2023 were $1,955.1 million, reflecting a decrease of $216.3 million, or 10.0%, from $2,171.4 million reported for the six months ended July 2, 2022. The decrease was primarily attributable to lower legacy sales volume of approximately $226 million and the unfavorable net impact of price and product mix of approximately $50 million, partially offset by higher sales volume attributable to acquisitions of approximately $60 million.

Flooring ROW—Net sales for the six months ended July 1, 2023 were $1,586.8 million, reflecting a decrease of $187.3 million, or 10.6%, from $1,774.1 million reported for the six months ended July 2, 2022. The decrease was primarily attributable to lower legacy sales volume of approximately $216 million, the unfavorable net impact of foreign exchange rates of approximately $45 million and the unfavorable impact from fewer shipping days for the six months ended July 1, 2023 of approximately $13 million, partially offset by the favorable net impact of price and product mix of approximately $71 million and higher sales volume attributable to acquisitions of approximately $18 million.

Gross profit

Gross profit for the six months ended July 1, 2023 was $1,375.4 million (23.9% of net sales), a decrease of $299.9 million or 17.9%, compared to gross profit of $1,675.3 million (27.2% of net sales) for the six months ended July 2, 2022. As a percentage of net sales, gross profit decreased 330 basis points. The decrease in gross profit dollars was primarily attributable to lower sales volume of approximately $173 million; higher inflation of approximately $159 million; the unfavorable impact of temporary plant shutdowns of approximately $72 million; higher restructuring, acquisition and integration-related, and other costs of approximately $62 million and the unfavorable net impact of foreign exchange rates of approximately $11 million, partially offset by the favorable net impact of price and product mix of approximately $125 million and productivity gains of approximately $43 million.

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended July 1, 2023 were $1,096.5 million (19.0% of net sales), an increase of $109.9 million compared to $986.6 million (16.0% of net sales) for the six months ended July 2, 2022. As a percentage of net sales, selling, general and administrative expenses increased 300 basis points. The increase in selling, general and administrative expenses in dollars was primarily attributable to legal settlements, reserves and fees of approximately $49 million; higher inflation of approximately $30 million; and the net impact of acquired businesses of approximately $14 million; higher costs associated with investments in new product development and marketing costs of approximately $14 million and higher restructuring, acquisition and integration-related, and other costs of approximately $12 million, partially offset by productivity gains of approximately $6 million and the favorable net impact of foreign exchange rates of approximately $4 million.

Operating income

Operating income for the six months ended July 1, 2023 was $278.8 million (4.8% of net sales), reflecting a decrease of $409.9 million, or 59.5%, compared to operating income of $688.7 million (11.2% of net sales) for the six months ended July 2, 2022. The decrease in operating income was primarily attributable to higher inflation of approximately $189 million; lower sales volume of approximately $187 million; higher restructuring, acquisition and integration-related, and other costs of approximately $74 million; the unfavorable impact of temporary plant shutdowns of approximately $72 million; legal settlements, reserves and fees of approximately $49 million; higher costs associated with investments in new product development and marketing costs of approximately $14 million and the unfavorable net impact of foreign exchange rates of approximately $7 million, partially offset by the favorable net impact of price and product mix of approximately $122 million and productivity gains of approximately $49 million.

Global Ceramic—Operating income was $147.4 million (6.7% of segment net sales) for the six months ended July 1, 2023, reflecting a decrease of $107.2 million compared to operating income of $254.6 million (11.5% of segment net sales) for the six months ended July 2, 2022. The decrease in operating income was primarily attributable to higher inflation of approximately $92 million; lower sales volume of approximately $71 million; the unfavorable impact of temporary plant shutdowns of approximately $26 million and higher restructuring, acquisition and integration-related, and other costs of approximately $19 million, partially offset by the favorable net impact of price and product mix of approximately $63 million, productivity gains of approximately $28 million and the favorable net impact of foreign exchange rates of approximately $9 million.

Flooring NA—Operating income was $35.2 million (1.8% of segment net sales) for the six months ended July 1, 2023, reflecting a decrease of $160.2 million compared to operating income of $195.4 million (9.0% of segment net sales) for the six months ended July 2, 2022. The decrease in operating income was primarily attributable to lower sales volume of approximately $50 million; higher inflation of approximately $40 million; the unfavorable impact of temporary plant shutdowns of approximately $26 million; higher restructuring, acquisition and integration-related, and other costs of approximately $25 million; higher costs associated with investments in new product development and marketing costs of approximately $14 million; the unfavorable net impact of price and product mix of approximately $11 million and legal settlements, reserves and fees of approximately $5 million, partially offset by productivity gains of approximately $9 million.

Flooring ROW—Operating income was $162.2 million (10.2% of segment net sales) for the six months ended July 1, 2023, reflecting a decrease of $96.6 million compared to operating income of $258.8 million (14.6% of segment net sales) for the six months ended July 2, 2022. The decrease in operating income was primarily attributable to lower sales volume of approximately $67 million; higher inflation of approximately $54 million; higher restructuring, acquisition and integration-related, and other costs of approximately $30 million; the unfavorable impact of temporary plant shutdowns of approximately $20 million and the unfavorable net impact of foreign exchange rates of approximately $16 million, partially offset by the favorable net impact of price and product mix of approximately $70 million and productivity gains of approximately $12 million.

Interest expense

Interest expense was $40.0 million for the six months ended July 1, 2023, reflecting an increase of $16.5 million compared to interest expense of $23.5 million for the six months ended July 2, 2022. The increase in interest expense was primarily due to a significant increase in interest rates, as well as increased borrowing due to the acquisitions made in 2022 and the first quarter of 2023.

Other (income) expense, net

Other expense, net was $1.6 million for the six months ended July 1, 2023, reflecting an unfavorable change of $2.0 million compared to other income, net of $0.4 million for the six months ended July 2, 2022. The change was primarily attributable to the unfavorable net impact of foreign exchange rates of approximately $11 million, partially offset by the reversal of an uncertain tax position recorded with the Emil acquisition of approximately $7 million during the six months ended July 2, 2022.

Income tax expense

For the six months ended July 1, 2023, the Company recorded income tax expense of $55.7 million on earnings before income taxes of $237.2 million for an effective tax rate of 23.5%, as compared to an income tax expense of $139.6 million on earnings before income taxes of $665.6 million, for an effective tax rate of 21.0% for the six months ended July 2, 2022. The increase in the effective tax rate was primarily driven by an increase in unrecognized tax benefits in the six months ended July 1, 2023, and an Italian benefit associated with the release of an uncertain tax liability in the six months ended July 2, 2022, partially offset by lower earnings before income taxes and the Company’s geographic dispersion of profits and losses for the respective periods.

Liquidity and Capital Resources

The Company’s primary capital requirements are for working capital, capital expenditures and acquisitions. The Company’s capital needs are met primarily through a combination of internally generated funds, commercial paper, bank credit lines, term and senior notes and credit terms from suppliers.

Net cash provided by operating activities in the first six months of 2023 was $520.9 million, compared to net cash provided by operating activities of $202.7 million in the first six months of 2022. The increase of $318.2 million in 2023 was primarily attributable to the change in inventory and accounts receivable, partially offset by lower net earnings and the change in accounts payable.

Net cash used in investing activities in the first six months of 2023 was $602.6 million compared to net cash used in investing activities of $221.1 million in the first six months of 2022. The increase was primarily due to the increase in acquisition costs of $516.4 million, partially offset by an increase in the redemptions of short-term investments of $100.0 million (net of purchases of short-term investments).

Net cash provided by financing activities in the first six months of 2023 was $156.3 million compared to net cash used in financing activities of $42.8 million in the first six months of 2022. The change in cash provided by financing activities is primarily attributable to lower share repurchase of $307.2 million, partially offset by lower proceeds from commercial paper of $92.2 million (net of borrowing of commercial paper).

As of July 1, 2023, the Company had cash of $570.9 million, of which $177.6 million was held outside the United States. The Company plans to permanently reinvest the cash held outside the United States. The Company believes that its cash and cash equivalents on hand, cash generated from operations and availability under its existing credit facilities will be sufficient to meet its capital expenditure, working capital and debt servicing requirements over at least the next twelve months. The Company continually evaluates its projected needs and may conduct additional debt financings, subject to market conditions, to increase its liquidity and to take advantage of attractive financing opportunities.

On February 10, 2022, the Company’s Board of Directors approved a new share repurchase program, authorizing the Company to repurchase up to $500 million of its common stock (the “2022 Share Repurchase Program”). As of July 1, 2023, there remained $229.2 million authorized under the 2022 Share Repurchase Program.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

As of July 1, 2023, approximately 37% of the Company’s debt portfolio was comprised of fixed-rate debt and 63% was floating-rate debt. A 1.0 percentage point increase in the interest rate of the floating-rate debt would have resulted in an increase in interest expense of $4.8 million and $9.7 million for the three and six months ended July 1, 2023.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

On February 10, 2022, the Company’s Board of Directors approved a new share repurchase program, authorizing the Company to repurchase up to $500 million of its common stock (the “2022 Share Repurchase Program”). In the first quarter of 2023, the Company did not purchase any of its common stock. As of July 1, 2023, there remained $229.2 million authorized under the 2022 Share Repurchase Program.

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

The following table provides information regarding share repurchase activity during the three months ended July 1, 2023:

Period	Total Number of Shares Purchased in Millions	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan in Millions	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan in Millions
April 2 through May 6, 2023	0.0	$—	0.0	$229.2
May 7 through June 3, 2023	0.0	$—	0.0	$229.2
June 4 through July 1, 2023	0.0	$—	0.0	$229.2
Total	0.0	$—	0.0

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

MOHAWK INDUSTRIES, INC.
(Registrant)

Dated:	July 28, 2023	By:	/s/ Jeffrey S. Lorberbaum
JEFFREY S. LORBERBAUM
Chairman and Chief Executive Officer
(principal executive officer)

Dated:	July 28, 2023	By:	/s/ James F. Brunk
JAMES F. BRUNK
Chief Financial Officer
(principal financial officer)