Form 10-Q
period 2023-09-30
MOHAWK INDUSTRIES INC
filed 2023-10-27
CIK 851968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s common stock as of October 25, 2023, the latest practicable date, is as follows: 63,682,156 shares of common stock, $.01 par value.

MOHAWK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net sales	$2,766,186	2,917,539	8,522,837	9,086,390
Cost of sales	2,074,179	2,203,878	6,455,479	6,697,404
Gross profit	692,007	713,661	2,067,358	2,388,986
Selling, general and administrative expenses	549,641	523,479	1,646,156	1,510,076
Impairment of goodwill and indefinite-lived intangibles	876,108	695,771	876,108	695,771
Operating (loss) income	(733,742)	(505,589)	(454,906)	183,139
Interest expense	20,144	13,797	60,138	37,337
Other income, net	(8,551)	(1,242)	(6,902)	(1,622)
Earnings (loss) before income taxes	(745,335)	(518,144)	(508,142)	147,424
Income tax expense	14,954	15,569	70,657	155,193
Net earnings (loss) including noncontrolling interests	(760,289)	(533,713)	(578,799)	(7,769)
Less: net earnings (loss) attributable to noncontrolling interests	170	256	205	440
Net earnings (loss) attributable to Mohawk Industries, Inc.	$(760,459)	(533,969)	(579,004)	(8,209)

Basic earnings (loss) per share attributable to Mohawk Industries, Inc.	$(11.94)	(8.40)	(9.10)	(0.13)
Weighted-average common shares outstanding—basic	63,682	63,534	63,648	63,923

Diluted earnings (loss) per share attributable to Mohawk Industries, Inc.	$(11.94)	(8.40)	(9.10)	(0.13)
Weighted-average common shares outstanding—diluted	63,682	63,534	63,648	63,923
See accompanying notes to the Condensed Consolidated Financial Statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net earnings (loss) including noncontrolling interests	$(760,289)	(533,713)	(578,799)	(7,769)
Other comprehensive income (loss):
Foreign currency translation adjustments	(185,583)	(254,002)	(178,932)	(302,384)
Prior pension and post-retirement benefit service cost and actuarial gain (loss), net of tax	(12)	65	(520)	672
Other comprehensive income (loss)	(185,595)	(253,937)	(179,452)	(301,712)
Comprehensive income (loss)	(945,884)	(787,650)	(758,251)	(309,481)
Less: comprehensive income (loss) attributable to noncontrolling interests	(41)	(16)	(379)	439
Comprehensive income (loss) attributable to Mohawk Industries, Inc.	$(945,843)	(787,634)	(757,872)	(309,920)
See accompanying notes to the Condensed Consolidated Financial Statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except per share data)	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$518,452	509,623
Short-term investments	—	158,000
Receivables, net	1,943,147	1,904,786
Inventories	2,519,709	2,793,765
Prepaid expenses	500,603	498,222
Other current assets	22,414	30,703
Total current assets	5,504,325	5,895,099
Property, plant and equipment	9,989,442	9,647,779
Less: accumulated depreciation	5,200,617	4,986,601
Property, plant and equipment, net	4,788,825	4,661,178
Right of use operating lease assets	404,477	387,816
Goodwill	1,125,434	1,927,759
Tradenames	683,801	668,328
Other intangible assets subject to amortization, net	170,626	189,620
Deferred income taxes and other non-current assets	461,007	390,632
Total assets	$13,138,495	14,120,432

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$922,697	840,571
Accounts payable and accrued expenses	2,159,499	2,124,448
Current operating lease liabilities	106,378	105,266
Total current liabilities	3,188,574	3,070,285
Deferred income taxes	347,629	444,660
Long-term debt, less current portion	1,675,590	1,978,563
Non-current operating lease liabilities	314,984	296,136
Other long-term liabilities	340,328	312,874
Total liabilities	5,867,105	6,102,518
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $.01 par value; 60 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 150,000 shares authorized; 71,020 and 70,875 shares issued and outstanding in 2023 and 2022, respectively	710	709
Additional paid-in capital	1,942,574	1,930,789
Retained earnings	6,830,756	7,409,760
Accumulated other comprehensive loss	(1,293,126)	(1,114,258)
Less: treasury stock at cost; 7,338 and 7,341 shares in 2023 and 2022, respectively	215,397	215,491
Total Mohawk Industries, Inc. stockholders’ equity	7,265,517	8,011,509
Noncontrolling interests	5,873	6,405
Total stockholders’ equity	7,271,390	8,017,914
Total liabilities and stockholders’ equity	$13,138,495	14,120,432
See accompanying notes to the Condensed Consolidated Financial Statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(In thousands)	September 30, 2023	October 1, 2022
Cash flows from operating activities:
Net earnings (loss) including noncontrolling interests	$(578,799)	(7,769)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Restructuring	77,681	21,673
Impairment of goodwill and indefinite-lived intangibles	876,108	695,771
Depreciation and amortization	476,112	436,449
Deferred income taxes	(121,440)	(47,846)
Loss on disposal of property, plant and equipment	3,012	591
Stock-based compensation expense	15,733	17,488
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	9,187	(267,546)
Inventories	260,953	(548,711)
Accounts payable and accrued expenses	(4,357)	162,841
Other assets and prepaid expenses	(4,457)	(41,678)
Other liabilities	23,174	6,172
Net cash provided by operating activities	1,032,907	427,435
Cash flows from investing activities:
Additions to property, plant and equipment	(372,565)	(430,084)
Acquisitions, net of cash acquired	(515,405)	(157,274)
Purchases of short-term investments	(775,000)	(2,233,000)
Redemption of short-term investments	933,000	2,446,000
Net cash used in investing activities	(729,970)	(374,358)
Cash flows from financing activities:
Payments on Senior Credit Facilities	(1,052,315)	(5,000)
Proceeds from Senior Credit Facilities	1,043,936	5,000
Payments on commercial paper	(15,810,415)	(12,542,311)
Proceeds from commercial paper	14,986,843	12,866,175
Proceeds from Senior Notes issuance	600,000	—
Net payments of other financing activities	(34,318)	(16,061)
Debt issuance costs	(5,592)	(1,621)
Purchase of Mohawk common stock	—	(307,572)
Change in outstanding checks in excess of cash	(1,895)	(1,588)
Net cash provided by (used in) financing activities	(273,756)	(2,978)
Effect of exchange rate changes on cash and cash equivalents	(20,352)	7,977
Net change in cash and cash equivalents	8,829	58,076
Cash and cash equivalents, beginning of period	509,623	268,895
Cash and cash equivalents, end of period	$518,452	326,971
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

2. Acquisitions

2023 Acquisitions

During the first quarter of 2023, the Company completed the acquisitions of two ceramic tile businesses in Brazil and Mexico within Global Ceramic for $515,509. The Company’s acquisitions resulted in a goodwill allocation of $85,892. A portion of the goodwill is expected to be deductible for tax purposes. The factors contributing to the recognition of the amount of goodwill are based on several strategic and synergistic benefits that are expected to be realized from the acquisitions. These benefits include opportunities to improve the Company’s ceramic performance by leveraging best practices, operational expertise, product innovation and manufacturing assets across the segment. The following table presents the preliminary allocation of the purchase price by major class of assets acquired and liabilities assumed as of the acquisition date.

Amounts recognized as of the acquisition date
Working capital	$95,336
Property, plant and equipment	333,495
Tradenames	38,539
Customer relationships	4,040
Goodwill	85,892
Long-term debt, including current portion	(26,072)
Deferred tax, net	(8,460)
522,770
Less: cash acquired	(7,261)
Net consideration transferred (net of cash acquired)	$515,509

The purchase price allocation is preliminary until the Company obtains information necessary to finalize its valuation of the fair value of net assets acquired during the measurement period. The supplemental pro forma information is immaterial to the Company's financial statements.

2022 Acquisitions

During the third and fourth quarters of 2022, the Company completed two acquisitions in Flooring North America (“Flooring NA”) for $164,475. The Company’s acquisitions resulted in a goodwill allocation of $55,954 and intangible assets subject to amortization of $19,900. Substantially all of the goodwill is deductible for tax purposes. During the third and fourth quarters of 2022, the Company also completed three acquisitions in Flooring Rest of the World (“Flooring ROW”) for $47,964, which resulted in a goodwill allocation of $14,759 and intangible assets subject to amortization of $3,376. An immaterial amount of goodwill is deductible for tax purposes.

3. Revenue from Contracts with Customers

Contract Liabilities

The Company records contract liabilities when it receives payment prior to fulfilling a performance obligation. Contract liabilities related to revenues are recorded in accounts payable and accrued expenses on the accompanying Condensed Consolidated Balance Sheets. The Company had contract liabilities of $68,932 and $72,572 as of September 30, 2023 and December 31, 2022, respectively.

Performance Obligations

Substantially all of the Company’s revenue is recognized at a point in time when the product is either shipped or received from the Company’s facilities and control of the product is transferred to the customer. Accordingly, the Company does not recognize a significant amount of revenue from performance obligations satisfied, or partially satisfied, in prior periods, and the amount of such revenue recognized during the three and nine months ended September 30, 2023 and October 1, 2022 was immaterial.

Costs to Obtain a Contract

The Company incurs certain incremental costs to obtain revenue contracts. These costs relate to marketing display structures and are capitalized when the amortization period is greater than one year, with the amount recorded in other assets on the accompanying Condensed Consolidated Balance Sheets. Capitalized costs to obtain contracts were $70,260 and $59,015 as of September 30, 2023 and December 31, 2022, respectively. Straight-line amortization expense recognized during the nine months ended September 30, 2023 and October 1, 2022 related to these capitalized costs were $45,714 and $38,394, respectively.

Revenue Disaggregation

In the second quarter of 2023, the Company updated the geographical markets for its disaggregated revenue. The Company added Latin America and combined Russia into Europe to more closely align with its current business. The Company has reflected this change in all historical periods presented. The following table presents the Company’s segment revenues disaggregated by the geographical market location of customer sales and product categories for the three months ended September 30, 2023 and October 1, 2022:

September 30, 2023	Global Ceramic	Flooring NA	Flooring ROW	Total
Geographical Markets
United States	$586,496	931,678	1,286	1,519,460
Europe	258,863	1,370	532,738	792,971
Latin America	201,632	1,346	9,684	212,662
Other	44,681	27,828	168,584	241,093
Total	$1,091,672	962,222	712,292	2,766,186

Product Categories
Ceramic & Stone	$1,081,322	8,767	—	1,090,089
Carpet & Resilient	10,350	757,441	223,209	991,000
Laminate & Wood	—	196,014	222,451	418,465
Other (1)	—	—	266,632	266,632
Total	$1,091,672	962,222	712,292	2,766,186

October 1, 2022	Global Ceramic	Flooring NA	Flooring ROW	Total
Geographical Markets
United States	$614,460	1,056,596	3,784	1,674,840
Europe	314,412	2,079	544,292	860,783
Latin America	122,723	1,309	7,838	131,870
Other	45,061	29,650	175,335	250,046
Total	$1,096,656	1,089,634	731,249	2,917,539

Product Categories
Ceramic & Stone	$1,089,593	9,642	—	1,099,235
Carpet & Resilient	7,063	842,069	220,320	1,069,452
Laminate & Wood	—	237,923	235,461	473,384
Other (1)	—	—	275,468	275,468
Total	$1,096,656	1,089,634	731,249	2,917,539
(1) Other includes roofing elements, insulation boards, chipboards and IP contracts.

The following table presents the Company’s segment revenues disaggregated by the geographical market location of customer sales and product categories for the nine months ended September 30, 2023 and October 1, 2022:

September 30, 2023	Global Ceramic	Flooring NA	Flooring ROW	Total
Geographical Markets
United States	$1,794,740	2,831,014	4,787	4,630,541
Europe	829,633	1,662	1,775,624	2,606,919
Latin America	543,963	2,912	24,259	571,134
Other	138,032	81,749	494,462	714,243
Total	$3,306,368	2,917,337	2,299,132	8,522,837

Product Categories
Ceramic & Stone	$3,276,681	27,267	—	3,303,948
Carpet & Resilient	29,687	2,299,216	466,669	2,795,572
Laminate & Wood	—	590,854	942,921	1,533,775
Other (1)	—	—	889,542	889,542
Total	$3,306,368	2,917,337	2,299,132	8,522,837

October 1, 2022	Global Ceramic	Flooring NA	Flooring ROW	Total
Geographical Markets
United States	$1,825,304	3,153,752	10,802	4,989,858
Europe	986,010	5,955	1,904,193	2,896,158
Latin America	367,978	3,467	23,163	394,608
Other	140,690	97,908	567,168	805,766
Total	$3,319,982	3,261,082	2,505,326	9,086,390

Product Categories
Ceramic & Stone	$3,302,446	28,685	—	3,331,131
Carpet & Resilient	17,536	2,547,184	709,148	3,273,868
Laminate & Wood	—	685,213	836,756	1,521,969
Other (1)	—	—	959,422	959,422
Total	$3,319,982	3,261,082	2,505,326	9,086,390
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

Restructuring, acquisition transaction and integration-related costs consisted of the following during the three and nine months ended September 30, 2023 and October 1, 2022:

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Cost of sales
Restructuring costs	$42,605	30,421	101,225	31,722
Acquisition integration-related costs	55	—	932	349
Restructuring and acquisition integration-related costs	$42,660	30,421	102,157	32,071

Selling, general and administrative expenses
Restructuring costs	$1,126	2,949	6,929	3,035
Acquisition transaction-related costs	696	481	2,000	1,508
Acquisition integration-related costs	2,598	687	9,779	1,741
Restructuring, acquisition transaction and integration-related costs	$4,420	4,117	18,708	6,284

The restructuring activity for the three months ended September 30, 2023 is as follows:

	Asset write- downs and gains on disposals	Severance	Other restructuring costs	Total
Balance as of July 1, 2023	$—	11,740	—	11,740
Restructuring costs
Global Ceramic	12,569	2,135	75	14,779
Flooring NA	24,722	(766)	3,367	27,323
Flooring ROW	383	(335)	1,419	1,467
Corporate	—	162	—	162
Total restructuring costs	37,674	1,196	4,861	43,731
Cash payments	—	(2,861)	(741)	(3,602)
Non-cash items	(37,674)	(181)	(4,120)	(41,975)
Balances as of September 30, 2023	$—	9,894	—	9,894

Restructuring costs recorded in:
Cost of sales	$37,648	1,636	3,321	42,605
Selling, general and administrative expenses	26	(440)	1,540	1,126
Total restructuring costs	$37,674	1,196	4,861	43,731

The restructuring activity for the nine months ended September 30, 2023 is as follows:

	Lease impairments	Asset write- downs and gains on disposals	Severance	Other restructuring costs	Total
Balances as of December 31, 2022	$—	—	10,037	—	10,037
Restructuring costs
Global Ceramic	255	14,702	7,818	118	22,893
Flooring NA	—	30,828	787	21,110	52,725
Flooring ROW	—	30,135	(334)	2,573	32,374
Corporate	—	—	162	—	162
Total restructuring costs	255	75,665	8,433	23,801	108,154
Cash payments	—	—	(8,446)	(14,865)	(23,311)
Non-cash items	(255)	(75,665)	(130)	(8,936)	(84,986)
Balances as of September 30, 2023	$—	—	9,894	—	9,894

Restructuring costs recorded in:
Cost of sales	$—	75,516	4,700	21,009	101,225
Selling, general and administrative expenses	255	149	3,733	2,792	6,929
Total restructuring costs	$255	75,665	8,433	23,801	108,154

The Company expects the remaining severance and other restructuring costs to be paid over the next 12 months.

5. Fair Value

The Company’s wholly-owned captive insurance company may invest in the Company’s commercial paper. These short-term commercial paper investments are classified as trading securities and carried at fair value based upon the Level 2 fair value hierarchy.

Items Measured at Fair Value

	September 30, 2023	December 31, 2022
Short-term investments:
Commercial paper (Level 2)	$—	158,000

The fair values and carrying values of the Company’s debt are disclosed in Note 18, Debt.

6. Receivables, net

	September 30, 2023	December 31, 2022
Customers, trade	$1,846,374	1,699,130
Income tax receivable	24,625	60,080
Other	143,513	219,355
Less: allowance for discounts, claims and doubtful accounts	71,365	73,779
Receivables, net	$1,943,147	1,904,786

7. Inventories

	September 30, 2023	December 31, 2022
Finished goods	$1,757,527	1,986,005
Work in process	168,314	160,757
Raw materials	593,868	647,003
Total inventories	$2,519,709	2,793,765

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

The goodwill impairment tests are based on determining the fair value of the specified reporting units based on management judgments and assumptions using the discounted cash flows under the income approach classified in Level 3 of the fair value hierarchy and comparable company market valuation classified in Level 2 of the fair value hierarchy approaches. The Company has identified Global Ceramic, Flooring NA and Flooring ROW as its reporting units for the purposes of allocating goodwill and intangibles as well as assessing impairments. The valuation approaches are subject to key judgments and assumptions that are sensitive to change such as judgments and assumptions about appropriate sales growth rates, operating margins, weighted average cost of capital (“WACC”) and comparable company market multiples.

As a result of a decrease in the Company’s market capitalization, macroeconomic conditions and an increase in the WACC, the Company determined that a triggering event occurred requiring goodwill impairment testing for each of its reporting units as of September 30, 2023. The impairment test indicated a pre-tax, non-cash goodwill impairment charge related to all 3 reporting units of $869,115 ($858,090 net of tax) which the Company recorded during the three months ended September 30, 2023.

The Company compared the estimated fair values of its indefinite-lived intangibles to their carrying values and determined that there were impairment charges of $6,994 ($5,181 net of tax) in all 3 reporting units during the three months ended September 30, 2023.

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

The components of goodwill and other intangible assets are as follows:

Goodwill:

	Global Ceramic	Flooring NA	Flooring ROW	Total
Balance as of December 31, 2022 (1)	$339,834	591,985	995,940	1,927,759
Goodwill adjustments related to acquisitions	—	(4,888)	3,217	(1,671)
Goodwill recognized during the period	85,892	—	—	85,892
Impairment charges during the period	(422,651)	(214,830)	(231,634)	(869,115)
Currency translation during the period	(3,075)	—	(14,356)	(17,431)
Balance as of September 30, 2023	$—	372,267	753,167	1,125,434
(1) Net of accumulated impairment losses of $2,015,939 ($1,220,444 in Global Ceramic, $343,054 in Flooring NA and $452,441 in Flooring ROW).

Intangible assets not subject to amortization:

Tradenames
Balance as of December 31, 2022	$668,328
Intangible assets acquired during the period	37,530
Impairment charges	(6,994)
Currency translation during the period	(15,063)
Balance as of September 30, 2023	$683,801

Intangible assets subject to amortization:

	Customer relationships	Patents	Other	Total
Balance as of December 31, 2022
Gross carrying amount	$673,586	242,089	8,511	924,186
Accumulated amortization	(493,361)	(239,010)	(2,195)	(734,566)
Net intangible assets subject to amortization	180,225	3,079	6,316	189,620
Balance as of September 30, 2023
Gross carrying amount	670,800	239,113	8,514	918,427
Accumulated amortization	(509,162)	(236,535)	(2,104)	(747,801)
Net intangible assets subject to amortization	$161,638	2,578	6,410	170,626

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Amortization expense	$6,975	6,918	21,197	20,917

9. Accounts Payable and Accrued Expenses

	September 30, 2023	December 31, 2022
Outstanding checks in excess of cash	$911	2,791
Accounts payable, trade	1,082,398	1,094,038
Accrued expenses	741,120	742,099
Product warranties	38,262	38,425
Accrued interest	13,270	8,748
Accrued compensation and benefits	283,538	238,347
Total accounts payable and accrued expenses	$2,159,499	2,124,448

10. Accumulated Other Comprehensive Income (Loss)

	Foreign currency translation adjustments	Prior pension and post- retirement benefit service cost and actuarial gain (loss)	Total
Balance as of December 31, 2022	$(1,114,629)	371	(1,114,258)
Current period other comprehensive income (loss)	(178,348)	(520)	(178,868)
Balance as of September 30, 2023	$(1,292,977)	(149)	(1,293,126)

11. Stock-Based Compensation

The Company recognizes compensation expense for all share-based payments granted based on the grant-date fair value estimated in accordance with the provisions of ASC 718-10. Compensation expense is recognized on a straight-line basis over the awards’ estimated lives for fixed awards with ratable vesting provisions.

The Company granted 1 restricted stock unit (“RSU”) at a weighted average grant-date fair value of $103.07 per unit for the three months ended September 30, 2023. The Company granted 263 RSUs at a weighted average grant-date fair value of $102.09 per unit for the nine months ended September 30, 2023. The Company granted no RSUs for the three months ended October 1, 2022. The Company granted 189 RSUs at a weighted average grant-date fair value of $137.99 per unit for the nine months ended October 1, 2022. The Company recognized stock-based compensation expense related to the issuance of RSUs of $5,349 ($3,958 net of taxes) and $6,179 ($4,572 net of taxes) for the three months ended September 30, 2023 and October 1, 2022, respectively, which has been allocated to cost of sales and selling, general and administrative expenses. The Company recognized stock-based compensation costs related to the issuance of RSUs of $15,733 ($11,642 net of taxes) and $17,488 ($12,941 net of taxes) for the nine months ended September 30, 2023 and October 1, 2022, respectively, which has been allocated to cost of sales and selling, general and administrative expenses. Pre-tax unrecognized compensation expense for unvested RSUs granted to employees, net of estimated forfeitures, was $23,786 as of September 30, 2023, and will be recognized as expense over a weighted-average period of approximately 1.70 years.

12. Other (Income) Expense, net

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Foreign currency (gains) losses, net	$(142)	6,032	11,644	6,476
Release of indemnification asset	—	—	—	7,324
All other, net	(8,409)	(7,274)	(18,546)	(15,422)
Total other (income) expense, net	$(8,551)	(1,242)	(6,902)	(1,622)

13. Income Taxes

For the three months ended September 30, 2023, the Company recorded income tax expense of $14,954 on loss before income taxes of $745,335 for an effective tax rate of (2.0)%. For the three months ended October 1, 2022, the Company recorded income tax expense of $15,569 on loss before income taxes of $518,144, for an effective tax rate of (3.0)%. The increase in the effective tax rate was primarily driven by larger losses before income tax and an increase in the impairment of non-deductible goodwill.

For the nine months ended September 30, 2023, the Company recorded income tax expense of $70,657 on loss before income taxes of $(508,142) for an effective tax rate of (13.9)%, as compared to income tax expense of $155,193 on earnings before income taxes of $147,424, for an effective tax rate of 105.3% for the nine months ended October 1, 2022. The decrease in the effective tax rate was primarily driven by a shift from earnings before income taxes to losses before income taxes and an increase in the impairment of non-deductible goodwill.

14. Stockholders’ Equity

The following tables reflect the changes in stockholders’ equity for the three months ended September 30, 2023 and October 1, 2022 (in thousands).

	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount				Shares	Amount

Balance as of July 1, 2023	71,018	$710	$1,937,320	$7,591,215	($1,107,742)	(7,338)	($215,397)	$5,914	$8,212,020
Shares issued under employee and director stock plans, net of shares withheld to pay taxes on employees’ equity awards	2	—	(96)	—	—	—	—	—	(96)
Stock-based compensation expense	—	—	5,350	—	—	—	—	—	5,350
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	170	170
Currency translation adjustment on noncontrolling interests	—	—	—	—	—	—	—	(211)	(211)
Currency translation adjustment	—	—	—	—	(185,372)	—	—	—	(185,372)
Prior pension and post-retirement benefit service cost and actuarial loss	—	—	—	—	(12)	—	—	—	(12)
Net earnings	—	—	—	(760,459)	—	—	—	—	(760,459)
Balances as of September 30, 2023	71,020	$710	$1,942,574	$6,830,756	($1,293,126)	(7,338)	($215,397)	$5,873	$7,271,390

	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount				Shares	Amount

Balances as of July 2, 2022	70,878	$709	$1,919,742	$7,910,657	($1,014,999)	(7,341)	($215,491)	$6,320	$8,606,938
Shares issued under employee and director stock plans, net of shares withheld to pay taxes on employees’ equity awards	—	—	(27)	—	—	—	—	—	(27)
Stock-based compensation expense	—	—	6,179	—	—	—	—	—	6,179
Repurchases of common stock	(3)	—	—	(384)	—	—	—	—	(384)
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	256	256
Currency translation adjustment on noncontrolling interests	—	—	—	—	—	—	—	(273)	(273)
Purchase of noncontrolling interest, net of taxes	—	—	—	—	—	—	—	1	1
Currency translation adjustment	—	—	—	—	(253,729)	—	—	—	(253,729)
Prior pension and post-retirement benefit service cost and actuarial gain	—	—	—	—	65	—	—	—	65
Net earnings	—	—	—	(533,969)	—	—	—	—	(533,969)
Balances as of October 1, 2022	70,875	$709	$1,925,894	$7,376,304	($1,268,663)	(7,341)	($215,491)	$6,304	$7,825,057

The following tables reflect the changes in stockholders’ equity for the nine months ended September 30, 2023 and October 1, 2022 (in thousands).

	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount				Shares	Amount

Balances as of December 31, 2022	70,875	$709	$1,930,789	$7,409,760	($1,114,258)	(7,341)	($215,491)	$6,405	$8,017,914
Shares issued under employee and director stock plans, net of shares withheld to pay taxes on employees’ equity awards	145	1	(4,001)	—	—	3	94	—	(3,906)
Stock-based compensation expense	—	—	15,733	—	—	—	—	—	15,733
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	205	205
Currency translation adjustment on noncontrolling interests	—	—	—	—	—	—	—	(584)	(584)
Purchase of noncontrolling interest, net of taxes	—	—	53	—	—	—	—	(153)	(100)
Currency translation adjustment	—	—	—	—	(178,348)	—	—	—	(178,348)
Prior pension and post-retirement benefit service cost and actuarial loss	—	—	—	—	(520)	—	—	—	(520)
Net earnings	—	—	—	(579,004)	—	—	—	—	(579,004)
Balances as of September 30, 2023	71,020	$710	$1,942,574	$6,830,756	($1,293,126)	(7,338)	($215,397)	$5,873	$7,271,390

	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount				Shares	Amount

Balances as of December 31, 2021	72,952	$729	$1,911,131	$7,692,064	($966,952)	(7,343)	($215,547)	$6,791	$8,428,216
Shares issued under employee and director stock plans, net of shares withheld to pay taxes on employees’ equity awards	107	1	(3,297)	—	—	2	56	—	(3,240)
Stock-based compensation expense	—	—	17,488	—	—	—	—	—	17,488
Repurchases of common stock	(2,184)	(21)	—	(307,551)	—	—	—	—	(307,572)
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	440	440
Currency translation adjustment on noncontrolling interests	—	—	—	—	—	—	—	(1)	(1)
Purchase of noncontrolling interest, net of taxes	—	—	572	—	—	—	—	(926)	(354)
Currency translation adjustment	—	—		—	(302,383)	—	—	—	(302,383)
Prior pension and post-retirement benefit service cost and actuarial gain	—	—	—	—	672	—	—	—	672
Net earnings	—	—	—	(8,209)	—	—	—	—	(8,209)
Balances as of October 1, 2022	70,875	$709	$1,925,894	$7,376,304	($1,268,663)	(7,341)	($215,491)	$6,304	$7,825,057

15. Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per common share assumes the exercise of outstanding stock options and the vesting of RSUs using the treasury stock method when the effects of such assumptions are dilutive. A reconciliation of net earnings (loss) attributable to Mohawk Industries, Inc. and weighted-average common shares outstanding for purposes of calculating basic and diluted earnings (loss) per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net earnings (loss) attributable to Mohawk Industries, Inc.	$(760,459)	(533,969)	(579,004)	(8,209)

Weighted-average common shares outstanding—basic and diluted:
Weighted-average common shares outstanding—basic	63,682	63,534	63,648	63,923
Add weighted-average dilutive potential common shares—options to purchase common shares and RSUs, net(1)	—	—	—	—
Weighted-average common shares outstanding-diluted	63,682	63,534	63,648	63,923

Earnings (loss) per share attributable to Mohawk Industries, Inc.
Basic	$(11.94)	(8.40)	(9.10)	(0.13)
Diluted	$(11.94)	(8.40)	(9.10)	(0.13)
(1) Due to the anti-dilutive effect, 252 and 235 shares of common stock equivalents for the three and nine months ended September 30, 2023, respectively, were omitted from the calculation of diluted weighted-average common shares outstanding. Due to the anti dilutive effect, 257 and 246 shares of common stock equivalents for the three and nine months ended October 1, 2022, respectively, were omitted from the calculation of diluted weighted-average common shares outstanding.

16. Segment Reporting

The Company has three reporting segments: Global Ceramic, Flooring NA and Flooring ROW. Global Ceramic designs, manufactures, sources and markets a broad line of ceramic tile, porcelain tile, natural stone tile and other products including natural stone, porcelain slabs and quartz countertops, which it distributes primarily in North America, Europe, Brazil and Russia through various selling channels, which include company-owned stores, independent distributors, residential and commercial contractors and home centers. Flooring NA designs, manufactures, sources and markets its floor covering products, including broadloom carpet, carpet tile, carpet cushion, rugs, laminate, vinyl products, including luxury vinyl tile (“LVT”) and sheet vinyl, and wood flooring, all of which it distributes through its network of regional distribution centers and satellite warehouses using Company-operated trucks, common carriers or rail transportation. The Segment’s product lines are sold through various channels, including independent floor covering retailers, independent distributors, home centers, mass merchandisers, department stores, shop at home, online retailers, buying groups, residential contractors, commercial contractors and commercial end users. Flooring ROW designs, manufactures, sources, licenses and markets laminate, vinyl products, including LVT and sheet vinyl, wood flooring, roofing panels, insulation boards, medium-density fiberboard (“MDF”) and chipboards, which it distributes primarily in Europe, Russia, Australia and New Zealand through various channels, including independent floor covering retailers, independent distributors, company-owned distributors, home centers, residential and commercial contractors and commercial end users.

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

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net sales:
Global Ceramic	$1,091,672	1,096,656	3,306,368	3,319,982
Flooring NA	962,222	1,089,634	2,917,337	3,261,082
Flooring ROW	712,292	731,249	2,299,132	2,505,326
Total	$2,766,186	2,917,539	8,522,837	9,086,390

Operating income (loss):
Global Ceramic	$(355,304)	(559,706)	(207,953)	(305,099)
Flooring NA	(166,973)	64,672	(131,787)	260,026
Flooring ROW	(159,569)	45,508	2,590	304,265
Corporate and intersegment eliminations	(51,896)	(56,063)	(117,756)	(76,053)
Total	$(733,742)	(505,589)	(454,906)	183,139

	September 30, 2023	December 31, 2022
Assets:
Global Ceramic	$4,905,861	4,841,310
Flooring NA	3,911,708	4,299,360
Flooring ROW	3,857,628	4,275,519
Corporate and intersegment eliminations	463,298	704,243
Total	$13,138,495	14,120,432

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

Perfluorinated Compounds (“PFCs”) Litigation

In April 2023, Shelby County, Alabama and Talladega County, Alabama filed a complaint in the Circuit Court of Talladega County, Alabama against certain manufacturers, suppliers, and users of chemicals containing specific PFCs, including Aladdin Manufacturing Corporation, Aladdin Manufacturing Corporation of Alabama, LLC, Mohawk Carpet, LLC, and Mohawk Industries, Inc. The Counties both seek monetary damages and injunctive relief, claiming that their water supplies contain excessive amounts of PFCs. The defendants removed this case to federal court on May 12, 2023, and the case remains pending.

In December 2019, Jarrod Johnson filed a putative class action in the Superior Court of Floyd County, Georgia purporting to represent all water subscribers with the Rome (Georgia) Water and Sewer Division and/or the Floyd County (Georgia) Water Department and seeking to recover, among other things, damages in the form of alleged increased rates and surcharges incurred by ratepayers for the costs associated with eliminating certain PFCs from their drinking water. In January 2020, defendant 3M Company removed the class action to federal court. The Company filed a motion to dismiss. On September 20, 2021, the Northern District of Georgia denied the Company’s motion to dismiss in the class action.

The Company denies all liability in these matters and intends to defend all pending matters vigorously.

Putative Securities Class Action

On January 3, 2020, the Company and certain of its executive officers were named as defendants in a putative shareholder class action lawsuit filed in the United States District Court for the Northern District of Georgia (the “Securities Class Action”). The complaint alleged that defendants violated the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making materially false and misleading statements and that the officers are control persons under Section 20(a) of the Securities Exchange Act of 1934. The complaint was filed on behalf of shareholders who purchased shares of the Company’s common stock between April 28, 2017 and July 25, 2019 (“Class Period”). On June 29, 2020, an amended complaint was filed in the Securities Class Action against Mohawk and its CEO Jeff Lorberbaum, based on the same claims and the same Class Period. The amended complaint alleges that the Company (1) engaged in fabricating revenues by attempting delivery to customers that were closed and recognizing these attempts as sales; (2) overproduced product to report higher operating margins and maintained significant inventory that was not salable; and (3) valued certain inventory improperly or improperly delivered inventory with knowledge that it was defective and customers would return it. On December 13, 2022, the parties reached an agreement in principle to settle the Securities Class Action for $60,000, of which a significant portion is covered by insurance, in exchange for the dismissal and a release of all claims against the defendants (the “Agreement”). The Agreement is without admission of fault or wrongdoing by defendants. Following the final settlement hearing on May 31, 2023, the court entered final approval of the settlement and closed the case on June 1, 2023. The Company continues to believe the allegations in the Securities Class Action were without merit.

Government Subpoenas

As previously disclosed, on June 25, 2020, the Company received subpoenas issued by the U.S. Attorney’s Office for the Northern District of Georgia (the “USAO”) and the U.S. Securities and Exchange Commission (the “SEC”) relating to matters similar to the allegations of wrongdoing raised by the Securities Class Action. The Company’s Audit Committee, with the assistance of outside legal counsel, conducted a thorough internal investigation into these allegations and determined them to be without merit. On September 6, 2023, the SEC staff notified the Company in writing that it does not intend to recommend an enforcement action against the Company. The Company is unaware of any further investigation of these matters by the USAO.

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

Georgia State Court Investor Actions

The Company and certain of its present and former executive officers were named as defendants in certain investor actions, filed in the State Court of Fulton County of the State of Georgia on April 22, 2021, April 23, 2021, and May 11, 2022. Five complaints brought on behalf of purported former Mohawk stockholders each allege that defendants defrauded the respective plaintiffs through false or misleading statements and thereby induced plaintiffs to purchase Company stock at artificially inflated prices. The allegations are similar to those of the Securities Class Action. The claims alleged include fraud, negligent misrepresentation, violations of the Georgia Securities Act, and violations of the Georgia Racketeering and Corrupt Organizations statute. Plaintiffs in the investor actions seek compensatory and punitive damages. On June 28, 2021, defendants filed motions to dismiss each of the four complaints filed in April 2021 and answers to the same. On October 5, 2021, all four investor actions filed in April 2021 were transferred by the State Court of Fulton County to the Metro Atlanta Business Case Division. On January 28, 2022, the Court granted in part and denied in part the motions to dismiss the four actions filed in April 2021, dismissing the Georgia Securities Act claims as to all defendants, and the negligent misrepresentation claim as to the Company.

On May 19, 2022, the parties in the last-filed action filed a joint motion to transfer the investor action initiated on May 11, 2022 to the Metro Atlanta Business Case Division where the other four actions were and are pending. On August 2, 2022, this motion was granted and the last-filed investor action initiated on May 11, 2022 was transferred to the Metro Atlanta Business Case Division. On September 1, 2022, defendants in the last-filed investor action filed motions to dismiss the complaint filed on May 2022 and answers to the same. On November 16, 2022, plaintiffs in the last-filed investor action voluntarily dismissed the suit. On October 4, 2023, plaintiffs filed Amended Complaints in the remaining four investor actions. The Company intends to vigorously defend against the claims in these actions.

Federal Investor Actions

The Company and certain of its present and former executive officers were named as defendants in three additional non-class action lawsuits filed in the United States District Court for the Northern District of Georgia on June 22, 2021 (the “Maverick Action”), March 25, 2022 (the “Hound Action”), and April 26, 2022 (the “Fir Tree Action,” and collectively, “Federal Investor Actions”), respectively. Each complaint is brought on behalf of one or more purported former Mohawk stockholders and alleges that defendants defrauded the plaintiffs through false or misleading statements and thereby induced plaintiffs to purchase Company stock at artificially inflated prices. The allegations are similar to those of the Securities Class Action. The federal law claims alleged include violations of Sections 10(b) and 18 of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making materially false and misleading statements and that the officers are control persons under Section 20(a) of the Securities Exchange Act of 1934. The state law claims alleged include fraud, negligent misrepresentation, violations of the Georgia Securities Act, and violations of the Georgia Racketeering and Corrupt Organizations statute. Plaintiffs in the lawsuits seek compensatory and punitive damages and attorneys’ fees.

On December 13, 2021, defendants filed motions to dismiss the complaint in the Maverick Action. On July 6, 2022, defendants filed motions to dismiss the complaint in the Hound Action. On July 27, 2022, defendants filed motions to dismiss the complaint in the Fir Tree Action. On August 9, 2022, defendants filed a motion to consolidate all three Federal Investor Actions for pre-trial purposes. On March 31, 2023, the court issued orders in each of the Federal Investor Actions granting in part and denying in part defendants’ motions to dismiss the three Federal Investor Actions, and granting defendants’ motion to consolidate the three Federal Investor Actions for pre-trial purposes. Defendants filed answers to each of the three complaints on April 14, 2023, and fact discovery opened.

On October 11, 2023, the parties to the Maverick Action reached an agreement to settle the Maverick Action, in exchange for the dismissal and a release of all claims against the defendants. On October 17, 2023, plaintiffs in the Maverick Action filed a stipulation of voluntary dismissal with prejudice of the Maverick Action. On October 18, 2023 the Court granted dismissal and terminated the case. The Company continues to vigorously defend against the claims asserted in the Hound Action and the Fir Tree Action.

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

At the Company’s election, U.S.-dollar denominated revolving loans under the Senior Credit Facility bear interest at annual rates equal to either (a) SOFR (plus a 0.10% SOFR adjustment) for 1, 3 or 6 month periods, as selected by the Company, plus an applicable margin ranging between 1.00% and 1.75% (1.13% as of September 30, 2023), or (b) the Base Rate (defined as the higher of the Wells Fargo Bank, National Association prime rate, the Federal Funds Effective Rate plus 0.5%, or SOFR (plus a 0.10% SOFR adjustment) for a 1 month period rate plus 1.0%), plus an applicable margin ranging between 0.00% and 0.75% (0.13% as of September 30, 2023). At the Company’s election, revolving loans under the Senior Credit Facility denominated in Canadian dollars, Australian dollars, Hong Kong dollars or euros bear interest at annual rates equal to either (a) the applicable benchmark for such currency plus an applicable margin ranging between 1.00% and 1.75% (1.13% as of September 30, 2023), or (b) the Base Rate plus an applicable margin ranging between 0.00% and 0.75% (0.13% as of September 30, 2023). The Company also pays a commitment fee to the lenders under the Senior Credit Facility on the average amount by which the aggregate commitments of the lenders exceed utilization of the Senior Credit Facility ranging from 0.09% to 0.20% per annum (0.11% as of September 30, 2023). The applicable margins and the commitment fee are determined based on whichever of the Company’s Consolidated Net Leverage Ratio or its senior unsecured debt rating (or if not available, corporate family rating) results in the lower applicable margins and commitment fee (with applicable margins and the commitment fee increasing as that ratio increases or those ratings decline, as applicable). On October 28, 2021, the Company amended the Senior Credit Facility to replace LIBOR for euros with the EURIBOR benchmark rate.

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

As of September 30, 2023, amounts utilized under the Senior Credit Facility included zero borrowings and $746 of standby letters of credit related to various insurance contracts and foreign vendor commitments. Any outstanding borrowings under the Company’s U.S. and European commercial paper programs reduce the availability of the Senior Credit Facility. The Company has utilized $746 under the Senior Credit Facility, resulting in a total of $1,949,254 available as of September 30, 2023.

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

The proceeds from the issuance of commercial paper notes will be available for general corporate purposes. As of September 30, 2023, there was zero outstanding under the U.S. commercial paper program, and the European program.

Senior Notes

On September 18, 2023, the Company completed the issuance and sale of $600,000 aggregate principal amount of 5.850% Senior Notes (“5.850% Senior Notes”) due September 18, 2028. The 5.850% Senior Notes are senior unsecured obligations of the Company and rank pari passu with the Company’s other existing and future senior unsecured indebtedness. Interest on the 5.850% Senior Notes is payable semi-annually in cash on March 18 and September 18 of each year, commencing on March 18, 2024. The Company paid financing costs of $5,592 in connection with the 5.850% Senior Notes. These costs were deferred and are being amortized over the term of the 5.850% Senior Notes.

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

At the Company’s election, U.S. dollar-denominated loans under the Term Loan Facility bear interest at an annual rate equal to either (a) SOFR (plus a 0.10% SOFR adjustment) for 1, 3 or 6 month periods, as selected by the Company, plus an applicable margin ranging between 0.825% and 1.50% (0.900% as of September 30, 2023), determined based upon the Company’s consolidated net leverage ratio, or (b) the base rate (defined as the higher of the Wells Fargo Bank, National Association prime rate, the Federal Funds Effective Rate plus 0.5%, and SOFR (plus a 0.10% SOFR adjustment) for a 1 month period plus 1.0%) plus an applicable margin ranging between 0.00% and 0.50% (0.00% as of September 30, 2023), determined based upon the Company’s consolidated net leverage ratio. Euro-denominated loans under the Term Loan Facility bear interest at an annual rate equal to EURIBOR for 1, 3 or 6 month periods, as selected by the Company, plus an applicable margin ranging between 0.825% and 1.50% (0.900% as of September 30, 2023), determined based upon the Company’s consolidated net leverage ratio.

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

The fair values and carrying values of the Company’s debt instruments are detailed as follows:

	September 30, 2023		December 31, 2022
	Fair Value	Carrying Value	Fair Value	Carrying Value
1.750% Senior Notes, payable June 12, 2027; interest payable annually	$484,591	528,597	482,139	535,103
3.625% Senior Notes, payable May 15, 2030; interest payable semi-annually	436,905	500,000	431,605	500,000
5.85% Senior Notes, payable September 18, 2028; interest payable semi-annually	596,400	600,000	—	—
U.S. commercial paper	—	—	785,998	785,998
European commercial paper	—	—	42,808	42,808
U.S. Term Loan Facility	675,000	675,000	675,000	675,000
European Term Loan Facility	232,583	232,583	235,445	235,445
Finance leases and other	73,718	73,718	52,050	52,050
Unamortized debt issuance costs	(11,611)	(11,611)	(7,270)	(7,270)
Total debt	2,487,586	2,598,287	2,697,775	2,819,134
Less current portion of long term-debt and commercial paper	922,697	922,697	840,571	840,571
Long-term debt, less current portion	$1,564,889	1,675,590	1,857,204	1,978,563

The fair values of the Company’s debt instruments were estimated using market observable inputs, including quoted prices in active markets, market indices and interest rate measurements. Within the hierarchy of fair value measurements, these are Level 2 fair values.

19. Supplemental Cash Flow Information

	Nine Months Ended
	September 30, 2023	October 1, 2022
Net cash paid during the periods for:
Interest	$70,757	50,627
Income taxes	$128,607	193,895

Supplemental schedule of non-cash investing and financing activities:
Unpaid property plant and equipment in accounts payable and accrued expenses	$88,020	82,250

ROU assets obtained in exchange for lease obligations:
Operating leases	$111,895	97,473
Finance leases	$25,658	11,332

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

During the past three decades, the Company has grown significantly. Its current geographic breadth and diverse product offering are reflected in three reporting segments: Global Ceramic, Flooring North America (“Flooring NA”) and Flooring Rest of the World (“Flooring ROW”). Global Ceramic designs, manufactures, sources and markets a broad line of ceramic tile, porcelain tile, natural stone tile and other products including natural stone, porcelain slabs and quartz countertops, which it distributes primarily in North America, Europe, Brazil and Russia through various selling channels, which include company-owned stores, independent distributors, residential and commercial contractors and home centers. Flooring NA designs, manufactures, sources and markets its floor covering products, including broadloom carpet, carpet tile, carpet cushion, rugs, laminate, vinyl products, including luxury vinyl tile (“LVT”) and sheet vinyl, and wood flooring, all of which it distributes through its network of regional distribution centers and satellite warehouses using company-operated trucks, common carriers or rail transportation. The Segment’s product lines are sold through various channels, including independent floor covering retailers, independent distributors, home centers, mass merchandisers, department stores, shop at home, online retailers, buying groups, residential contractors, commercial contractors and commercial end users. Flooring ROW designs, manufactures, sources, licenses and markets laminate, vinyl products, including LVT and sheet vinyl, wood flooring, roofing panels, insulation boards, medium-density fiberboard (“MDF”) and chipboards, which it distributes primarily in Europe, Russia, Australia and New Zealand through various channels, including independent floor covering retailers, independent distributors, company-owned distributors, home centers, residential and commercial contractors and commercial end users.

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

Due to its global footprint, Mohawk’s business is sensitive to macroeconomic and geopolitical events. The Company may continue to see fluctuating demand across a number of its markets due to higher interest rates, the prolonged impact of consumer inflation, reduced consumer and homebuilder confidence, tightening loan requirements and other factors. In October 2023, attacks against the Israeli people perpetuated by Hamas extremists led to the State of Israel taking military action in Gaza. At this time, the impact of the situation in the Middle East is evolving. A prolonged and more expansive conflict in the region could escalate oil and petroleum-based chemical prices as well as lead to the introduction of sanctions or transportation barriers, though the extent of the conflict’s impact on the Company’s business and results of operations, as well as the global economy, cannot be predicted. In addition, as a result of ongoing Russian military actions in Ukraine, the Company has experienced supply chain disruption of raw materials sourced from Ukraine (primarily clay), as well as other materials and spare parts needed in the Company’s operations. The Company has also been impacted by global increases in the cost of natural gas, oil and oil-based raw materials and chemicals that were among the broader consequences of Russia’s actions. The United States, the European Union and other governments have imposed and extended sanctions on Russia as well as on certain individuals and financial institutions and have proposed the use of broader economic sanctions. Russia also imposed reciprocal sanctions against the United States and the European Union. Since the first quarter of 2022, the Company has suspended new investments in Russia. The broader consequences of this conflict, which may include further economic sanctions, embargoes, regional instability, and geopolitical shifts; potential retaliatory actions, including nationalization of foreign-owned businesses; increased tensions between the United States and countries in which the Company operates; and the extent of the conflict’s effect on the Company’s business and results of operations, as well as the global economy, cannot be predicted.

During 2022, rapid cost escalations in materials, energy, transportation and labor impacted the Company’s profitability across all segments, and high inflation and rising interest rates affected new home construction and residential remodeling in most of the Company’s markets. As consumers faced a higher cost of living, discretionary spending – including flooring purchases – declined; and, as a result, the Company’s customers reduced inventories, which has continued through the third quarter of 2023. Despite multiple pricing actions, improved product mix; productivity gains and cost containment measures, the Company did not completely offset inflation in 2023. Recently, material and energy prices have declined, which will benefit the Company’s future results as the costs flow through the statement of operations. To further address energy price volatility, the Company has invested in renewable energy initiatives, which provide lower cost power to its facilities. During 2023, energy from the Company’s biomass plants lowered its cost and benefited its performance. During 2023 and 2022, the Company took actions to enhance future performance including facility and product rationalizations, restructuring initiatives and workforce reductions. The Company has continued to reduce costs across the enterprise by enhancing productivity, streamlining processes, controlling administrative expenses and executing restructuring actions. The Company anticipates these global actions will deliver annual savings of approximately $135 million, with an estimated cost of approximately $215 million.

The Company believes it is well positioned with a strong balance sheet. Based on its current liquidity and available credit, the Company is in a position to finance internal investments, acquisitions and/or additional stock purchases and pay current debt as it becomes due. For information on risks that could impact the Company’s results, please refer to Risk Factors in Part I, Item 1A in the Company’s 2022 Annual Report filed on Form 10-K.

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

In 2023, the Company plans to invest approximately $600 million in new and existing projects, cost reduction initiatives, investments to upgrade equipment in Brazil and Mexico from recent acquisitions and previously initiated expansion projects and general maintenance across the business. The primary investment areas include the Company’s LVT portfolio to upgrade its product offering and improve profitability; premium waterproof laminate in North America and Europe; and quartz countertop and porcelain slab expansion in North America and Europe, respectively.

For the three months ended September 30, 2023, the net loss attributable to the Company was $760.5 million compared to the net loss attributable to the Company of $534.0 million for the three months ended October 1, 2022. The change was primarily attributable to higher impairment charges to reduce the carrying amount of goodwill and indefinite-lived intangibles; the unfavorable net impact of price and product mix; lower sales volume; the unfavorable net impact of foreign exchange rates; higher restructuring, acquisition and integration-related, and other costs and higher interest expense. The unfavorable impact of the aforementioned items was partially offset by lower inflation; productivity gains and lower legal settlements, reserves and fees. The Company believes that a number of circumstances may influence trends in 2023, including the impact of inflation and material availability due to disruptions in the global supply chain, but the extent and duration of such impact cannot be predicted.

For the nine months ended September 30, 2023, the net loss attributable to the Company was $579.0 million compared to the net loss attributable to the Company of $8.2 million for the nine months ended October 1, 2022. The change was primarily attributable to lower sales volume; higher impairment charges to reduce the carrying amount of goodwill and indefinite-lived intangibles; higher restructuring, acquisition and integration-related and other costs; higher inflation; the unfavorable impact of temporary plant shutdowns; higher legal settlements, reserves and fees; the unfavorable net impact of foreign exchange rates; higher interest expense and higher costs associated with investments in new product development and marketing costs. The unfavorable impact of the aforementioned items was partially offset by lower taxes due to decreased earnings in 2023 compared to the prior year and an increase in the impairment of non-deductible goodwill; productivity gains and the favorable net impact of price and product mix. The Company believes that a number of circumstances may influence trends in 2023, including the impact of inflation and material availability due to disruptions in the global supply chain, but the extent and duration of such impact cannot be predicted.

For the nine months ended September 30, 2023, the Company generated $1,032.9 million of cash from operating activities. As of September 30, 2023, the Company had cash and cash equivalents of $518.5 million, substantially all of which was held in the United States.

Results of Operations

Quarter Ended September 30, 2023, as compared with Quarter Ended October 1, 2022

Net sales

Net sales for the three months ended September 30, 2023 were $2,766.2 million compared to net sales of $2,917.5 million for the three months ended October 1, 2022. The change was primarily attributable to the unfavorable net impact of price and product mix of approximately $133 million; lower legacy sales volume of approximately $102 million; the unfavorable net impact of foreign exchange rates of approximately $11 million and fewer shipping days for the quarter ended September 30, 2023 of approximately $2 million, partially offset by higher sales volume attributable to acquisitions of approximately $97 million.

Global Ceramic—Net sales for the three months ended September 30, 2023 were $1,091.7 million compared to net sales of $1,096.7 million for the three months ended October 1, 2022. The change was primarily attributable to lower legacy sales volume of approximately $42 million; the unfavorable net impact of price and product mix of approximately $24 million; the unfavorable net impact of foreign exchange rates of approximately $19 million and fewer shipping days for the quarter ended September 30, 2023 of approximately $2 million, partially offset by higher sales volume attributable to acquisitions of approximately $83 million.

Flooring NA—Net sales for the three months ended September 30, 2023 were $962.2 million compared to net sales of $1,089.6 million for the three months ended October 1, 2022. The change was primarily attributable to lower legacy sales volume of approximately $75 million and the unfavorable net impact of price and product mix of approximately $57 million, partially offset by higher sales volume attributable to acquisitions of approximately $5 million.

Flooring ROW—Net sales for the three months ended September 30, 2023 were $712.3 million compared to net sales of $731.2 million for the three months ended October 1, 2022. The change was primarily attributable to the unfavorable net impact of price and product mix of approximately $52 million, partially offset by higher legacy sales volume of approximately $15 million; higher sales volume attributable to acquisitions of approximately $10 million and the favorable net impact of foreign exchange rates of approximately $8 million.

Gross profit

Gross profit for the three months ended September 30, 2023 was $692.0 million compared to gross profit of $713.7 million for the three months ended October 1, 2022. The change was primarily attributable to the unfavorable net impact of price and product mix of approximately $108 million; lower sales volume of approximately $24 million; the unfavorable net impact of foreign exchange rates of approximately $18 million and higher restructuring, acquisition and integration-related, and other costs of approximately $11 million, partially offset by lower inflation of approximately $120 million; productivity gains of approximately $14 million and the favorable impact of fewer temporary plant shutdowns of approximately $1 million.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended September 30, 2023 were $549.6 million compared to $523.5 million for the three months ended October 1, 2022. The change was primarily attributable to the unfavorable net impact of acquired businesses of approximately $10 million; lower productivity of approximately $9 million, with increased spending on customer support, samples and marketing initiatives; higher inflation of approximately $8 million and the unfavorable net impact of foreign exchange rates of approximately $2 million, partially offset by lower legal settlements, reserves and fees of approximately $2 million and the favorable net impact of price and product mix of approximately $2 million.

Impairment of goodwill and indefinite-lived intangibles

Impairment of goodwill and indefinite-lived intangibles for the three months ended September 30, 2023 was $876.1 million compared to impairment of goodwill and indefinite-lived intangibles of $695.8 million for the three months ended October 1, 2022. As a result of a decrease in the Company’s market capitalization, a higher WACC and macroeconomic conditions, the Company performed interim impairment tests of its goodwill and indefinite-lived intangible assets, which resulted in the impairment charges.

Operating income (loss)

Operating loss for the three months ended September 30, 2023 was $733.7 million compared to operating loss of $505.6 million for the three months ended October 1, 2022. The change was primarily attributable to higher impairment charges to reduce the carrying amount of goodwill and indefinite-lived intangibles of approximately $180 million; the unfavorable net impact of price and product mix of approximately $106 million; lower sales volume of approximately $34 million; the unfavorable net impact of foreign exchange rates of approximately $20 million and higher restructuring, acquisition and integration-related, and other costs of approximately $11 million, partially offset by lower inflation of approximately $112 million; productivity gains of approximately $5 million and lower legal settlements, reserves and fees of approximately $2 million.

Global Ceramic—Operating loss was $355.3 million for the three months ended September 30, 2023 compared to operating loss of $559.7 million for the three months ended October 1, 2022. The change was primarily attributable to lower impairment charges to reduce the carrying amount of goodwill and indefinite-lived intangibles of approximately $263 million and productivity gains of approximately $15 million, partially offset by the unfavorable net impact of price and product mix of approximately $25 million; higher restructuring, acquisition and integration-related, and other costs of approximately $14 million; the unfavorable impact of temporary plant shutdowns of approximately $14 million; lower sales volume of approximately $12 million and the unfavorable net impact of foreign exchange rates of approximately $10 million.

Flooring NA—Operating loss was $167.0 million for the three months ended September 30, 2023 compared to operating income of $64.7 million for the three months ended October 1, 2022. The change was primarily attributable to higher impairment charges to reduce the carrying amount of goodwill and indefinite-lived intangibles of approximately $214 million; the unfavorable net impact of price and product mix of approximately $44 million; lower sales volume of approximately $21 million; lower productivity of approximately $8 million, in part due to the underutilization of plant assets; higher restructuring, acquisition and integration-related, and other costs of approximately $6 million and higher legal settlements, reserves and fees of approximately $2 million, partially offset by lower inflation of approximately $56 million and the favorable impact of fewer temporary plant shutdowns of approximately $5 million.

Flooring ROW—Operating loss was $159.6 million for the three months ended September 30, 2023 compared to operating income of $45.5 million for the three months ended October 1, 2022. The change was primarily attributable to higher impairment charges to reduce the carrying amount of goodwill and indefinite-lived intangibles of approximately $229 million; the unfavorable net impact of price and product mix of approximately $38 million; the unfavorable net impact of foreign exchange rates of approximately $10 million and lower productivity of approximately $2 million, in part due to the underutilization of plant assets, partially offset by lower inflation of approximately $54 million; the favorable impact of fewer temporary plant shutdowns of approximately $10 million and lower restructuring, acquisition and integration-related, and other costs of approximately $9 million.

Interest expense

Interest expense was $20.1 million for the three months ended September 30, 2023 compared to interest expense of $13.8 million for the three months ended October 1, 2022. The change was primarily attributable to a significant increase in interest rates, as well as increased borrowings due to the acquisitions made in 2022 and the first quarter of 2023.

Other (income) expense, net

Other income, net was $8.6 million for the three months ended September 30, 2023 compared to other income, net of $1.2 million for the three months ended October 1, 2022. The change was primarily attributable to the favorable net impact of foreign exchange rates of approximately $6 million.

Income tax expense

For the three months ended September 30, 2023, the Company recorded income tax expense of $15.0 million on a loss before income taxes of $745.3 million, for an effective tax rate of (2.0)%. For the three months ended October 1, 2022, the Company recorded income tax expense of $15.6 million on a loss before income taxes of $518.1 million, for an effective tax rate of (3.0)%. The change in the effective tax rate was primarily driven by a larger loss before income tax and an increase in the impairment of non-deductible goodwill.

Nine Months Ended September 30, 2023, as compared with Nine Months Ended October 1, 2022

Net sales

Net sales for the nine months ended September 30, 2023 were $8,522.8 million compared to net sales of $9,086.4 million for the nine months ended October 1, 2022. The change was primarily attributable to lower legacy sales volume of approximately $767 million; the unfavorable net impact of foreign exchange rates of approximately $62 million; fewer shipping days for the nine months ended September 30, 2023 of approximately $19 million and the unfavorable net impact of price and product mix of approximately $18 million, partially offset by higher sales volume attributable to acquisitions of approximately $306 million.

Global Ceramic—Net sales for the nine months ended September 30, 2023 were $3,306.4 million compared to net sales of $3,320.0 million for the nine months ended October 1, 2022. The change was primarily attributable to lower legacy sales volume of approximately $265 million; the unfavorable net impact of foreign exchange rates of approximately $25 million and fewer shipping days for the nine months ended September 30, 2023 of approximately $6 million, partially offset by higher sales volume attributable to acquisitions of approximately $213 million and the favorable net impact of price and product mix of approximately $70 million.

Flooring NA—Net sales for the nine months ended September 30, 2023 were $2,917.3 million compared to net sales of $3,261.1 million for the nine months ended October 1, 2022. The change was primarily attributable to lower legacy sales volume of approximately $301 million and the unfavorable net impact of price and product mix of approximately $108 million, partially offset by higher sales volume attributable to acquisitions of approximately $66 million.

Flooring ROW—Net sales for the nine months ended September 30, 2023 were $2,299.1 million compared to net sales of $2,505.3 million for the nine months ended October 1, 2022. The change was primarily attributable to lower legacy sales volume of approximately $201 million; the unfavorable net impact of foreign exchange rates of approximately $37 million and fewer shipping days for the nine months ended September 30, 2023 of approximately $13 million, partially offset by higher sales volume attributable to acquisitions of approximately $27 million and the favorable net impact of price and product mix of approximately $20 million.

Gross profit

Gross profit for the nine months ended September 30, 2023 was $2,067.4 million compared to gross profit of $2,389.0 million for the nine months ended October 1, 2022. The change was primarily attributable to lower sales volume of approximately $197 million; higher restructuring, acquisition and integration-related, and other costs of approximately $73 million; the unfavorable impact of temporary plant shutdowns of approximately $71 million; higher inflation of approximately $38 million and the unfavorable net impact of foreign exchange rates of approximately $29 million, partially offset by productivity gains of approximately $57 million and the favorable net impact of price and product mix of approximately $17 million.

Selling, general and administrative expenses

Selling, general and administrative expenses for the nine months ended September 30, 2023 were $1,646.2 million compared to $1,510.1 million for the nine months ended October 1, 2022. The change was primarily attributable to higher legal settlements, reserves and fees of approximately $47 million; higher inflation of approximately $38 million; lower sales volume of approximately $24 million; higher costs associated with investments in new product development and marketing costs of approximately $14 million; higher restructuring, acquisition and integration-related, and other costs of approximately $12 million and lower productivity of approximately $3 million, partially offset by the favorable net impact of foreign exchange rates of approximately $2 million.

Impairment of goodwill and indefinite-lived intangibles

Impairment of goodwill and indefinite-lived intangibles for the nine months ended September 30, 2023 was $876.1 million compared to impairment of goodwill and indefinite-lived intangibles of $695.8 million for the three months ended October 1, 2022. As a result of a decrease in the Company’s market capitalization, a higher WACC and macroeconomic conditions, the Company performed interim impairment tests of its goodwill and indefinite-lived intangible assets, which resulted in the impairment charges.

Operating income (loss)

Operating loss for the nine months ended September 30, 2023 was $454.9 million compared to operating income of $183.1 million for the nine months ended October 1, 2022. The change was primarily attributable to lower sales volume of approximately $221 million; higher impairment charges to reduce the carrying amount of goodwill and indefinite-lived intangibles of approximately $180 million; higher restructuring, acquisition and integration-related, and other costs of approximately $85 million; higher inflation of approximately $76 million; the unfavorable impact of temporary plant shutdowns of approximately $71 million; higher legal settlements, reserves and fees of approximately $47 million; the unfavorable net impact of foreign exchange rates of approximately $27 million and higher costs associated with investments in new product development and marketing costs of approximately $14 million, partially offset by productivity gains of approximately $54 million and the favorable net impact of price and product mix of approximately $16 million.

Global Ceramic—Operating loss was $208.0 million for the nine months ended September 30, 2023 compared to operating loss of $305.1 million for the nine months ended October 1, 2022. The change was primarily attributable to lower impairment charges to reduce the carrying amount of goodwill and indefinite-lived intangibles of approximately $263 million; productivity gains of approximately $43 million and the favorable net impact of price and product mix of approximately $38 million, partially offset by higher inflation of approximately $91 million; lower sales volume of approximately $83 million; the unfavorable impact of temporary plant shutdowns of approximately $40 million and higher restructuring, acquisition and integration-related, and other costs of approximately $33 million.

Flooring NA—Operating loss was $131.8 million for the nine months ended September 30, 2023 compared to operating income of $260.0 million for the nine months ended October 1, 2022. The change was primarily attributable to higher impairment charges to reduce the carrying amount of goodwill and indefinite-lived intangibles of approximately $214 million; lower sales volume of approximately $71 million; the unfavorable net impact of price and product mix of approximately $55 million; higher restructuring, acquisition and integration-related, and other costs of approximately $31 million; the unfavorable impact of temporary plant shutdowns of approximately $21 million; higher costs associated with investments in new product development and marketing costs of approximately $15 million and higher legal settlements, reserves and fees of approximately $6 million, partially offset by lower inflation of approximately $16 million and productivity gains of approximately $2 million.

Flooring ROW—Operating income was $2.6 million for the nine months ended September 30, 2023 compared to operating income of $304.3 million for the nine months ended October 1, 2022. The change was  primarily attributable to higher impairment charges to reduce the carrying amount of goodwill and indefinite-lived intangibles of approximately $229 million; lower sales volume of approximately $67 million; the unfavorable net impact of foreign exchange rates of approximately $27 million; higher restructuring, acquisition and integration-related, and other costs of approximately $21 million and the unfavorable impact of temporary plant shutdowns of approximately $10 million partially offset by the favorable net impact of price and product mix of approximately $33 million and productivity gains of approximately $10 million.

Interest expense

Interest expense was $60.1 million for the nine months ended September 30, 2023 compared to interest expense of $37.3 million for the nine months ended October 1, 2022. The change was primarily attributable to a significant increase in interest rates, as well as increased borrowings due to the acquisitions made in 2022 and the first quarter of 2023.

Other (income) expense, net

Other income, net was $6.9 million for the nine months ended September 30, 2023 compared to other income, net of $1.6 million for the nine months ended October 1, 2022. The change was primarily attributable to the reversal of an uncertain tax position recorded with the Emil acquisition of approximately $7 million during the nine months ended October 1, 2022, partially offset by the unfavorable net impact of foreign exchange rates of approximately $5 million.

Income tax expense

For the nine months ended September 30, 2023, the Company recorded income tax expense of $70.7 million on a loss before income taxes of $508.1 million, for an effective tax rate of (13.9)%. For the nine months ended October 1, 2022, the Company recorded income tax expense of $155.2 million on earnings before income taxes of $147.4 million, for an effective tax rate of 105.3%. The change in the effective tax rate was primarily driven by a shift from earnings before income taxes to a loss before income taxes and an increase in the impairment of non-deductible goodwill.

Liquidity and Capital Resources

The Company’s primary capital requirements are for working capital, capital expenditures and acquisitions. The Company’s capital needs are met primarily through a combination of internally generated funds, commercial paper, bank credit lines, term and senior notes and credit terms from suppliers.

Net cash provided by operating activities in the first nine months of 2023 was $1,032.9 million, compared to net cash provided by operating activities of $427.4 million in the first nine months of 2022. The increase of $605.5 million in 2023 was primarily attributable to the change in inventory and accounts receivable, partially offset by lower net earnings and the change in accounts payable.

Net cash used in investing activities in the first nine months of 2023 was $730.0 million compared to net cash used in investing activities of $374.4 million in the first nine months of 2022. The increase was primarily due to the increase in acquisition costs of $358.1 million and a decrease in the redemptions of short-term investments of $55.0 million (net of purchases of short-term investments), partially offset by the decrease of capital expenditures of $57.5 million.

Net cash used in financing activities in the first nine months of 2023 was $273.8 million compared to net cash used in financing activities of $3.0 million in the first nine months of 2022. The change in cash used in financing activities is primarily attributable to lower proceeds from commercial paper of $1,147.4 million (net of borrowing of commercial paper), partially offset by the proceeds from the Senior Notes of $600.0 million and lower share repurchase of $307.5 million.

As of September 30, 2023, the Company had cash of $518.5 million, substantially all of which was held in the United States. The Company plans to permanently reinvest the cash held outside the United States. The Company believes that its cash and cash equivalents on hand, cash generated from operations and availability under its existing credit facilities will be sufficient to meet its capital expenditure, working capital and debt servicing requirements over at least the next twelve months. The Company continually evaluates its projected needs and may conduct additional debt financings, subject to market conditions, to increase its liquidity and to take advantage of attractive financing opportunities.

On February 10, 2022, the Company’s Board of Directors approved a new share repurchase program, authorizing the Company to repurchase up to $500 million of its common stock (the “2022 Share Repurchase Program”). As of September 30, 2023, there remained $229.2 million authorized under the 2022 Share Repurchase Program.

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

Critical Accounting Policies and Estimates

Other than the Critical Accounting Policy described below, there have been no significant changes to the Company’s critical accounting policies and estimates during the period. The Company's critical accounting policies are described in its 2022 Annual Report filed on Form 10-K.

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

As a result of a decrease in the Company’s market capitalization, macroeconomic conditions and an increase in the WACC, the Company determined that a triggering event occurred requiring goodwill impairment testing for each of its reporting units as of September 30, 2023. The impairment test indicated a pre-tax, non-cash goodwill impairment charge related to all 3 reporting units of $869,115 ($858,090 net of tax) which the Company recorded during the three months ended September 30, 2023.

The Company compared the estimated fair values of its indefinite-lived intangibles to their carrying values and determined that there were impairment charges of $6,994 ($5,181 net of tax) in all 3 reporting units during the three months ended September 30, 2023.

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

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of September 30, 2023.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2023, approximately 65% of the Company’s debt portfolio was comprised of fixed-rate debt and 35% was floating-rate debt. A 1.0 percentage point increase in the interest rate of the floating-rate debt would have resulted in an increase in interest expense of $2.3 million and $6.8 million for the three and nine months ended September 30, 2023.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

On February 10, 2022, the Company’s Board of Directors approved a new share repurchase program, authorizing the Company to repurchase up to $500 million of its common stock (the “2022 Share Repurchase Program”). In the third quarter of 2023, the Company did not purchase any of its common stock. As of September 30, 2023, there remained $229.2 million authorized under the 2022 Share Repurchase Program.

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

The following table provides information regarding share repurchase activity during the three months ended September 30, 2023:

Period	Total Number of Shares Purchased in Millions	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan in Millions	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan in Millions
July 2 through August 5, 2023	0.0	$—	0.0	$229.2
August 6 through September 2, 2023	0.0	$—	0.0	$229.2
September 3 through September 30, 2023	0.0	$—	0.0	$229.2
Total	0.0	$—	0.0

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
4.1
Fourth Supplemental Indenture, dated as of September 18, 2023, by and between Mohawk Industries, Inc. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on September 18, 2023.)

4.2	Form of 5.850% Senior Notes due 2028. (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on September 18, 2023.)
31.1	Certification Pursuant to Rule 13a-14(a).
31.2	Certification Pursuant to Rule 13a-14(a).
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95.1	Mine Safety Disclosure pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOHAWK INDUSTRIES, INC.
(Registrant)

Dated:	October 27, 2023	By:	/s/ Jeffrey S. Lorberbaum
JEFFREY S. LORBERBAUM
Chairman and Chief Executive Officer
(principal executive officer)

Dated:	October 27, 2023	By:	/s/ James F. Brunk
JAMES F. BRUNK
Chief Financial Officer
(principal financial officer)